Form 10-K
period 2005-12-31
Clear Channel Outdoor Holdings, Inc.
filed 2006-03-31
CIK 1334978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                    .
Commission File Number 1-32663
CLEAR CHANNEL OUTDOOR HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-0812139
(State of Incorporation)	(I.R.S. Employer Identification No.)
200 East Basse Road
San Antonio, Texas 78209
Telephone (210) 822-2828
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Class A Common Stock, $.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐     NO☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐     NO☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO☑
On June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the Common Stock was not publicly traded.
On March 24, 2006, there were 35,242,211 outstanding shares of Class A Common Stock and 315,000,000 outstanding shares of Class B Common Stock.
DOCUMENTS INCORPORATED BY REFERNCE: None

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.
INDEX TO FORM 10-K

		Page
		Number
PART I

Item 1.	Business	3

Item 1A.	Risk Factors	13

Item 1B.	Unresolved Staff Comments	27

Item 2.	Properties	27

Item 3.	Legal Proceedings	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29

Item 6.	Selected Financial Data	29

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	50

Item 8.	Financial Statements and Supplementary Data	51

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	81

Item 9A.	Controls and Procedures	81

Item 9B.	Other Information	81

PART III

Item 10.	Directors and Executive Officers of the Registrant	82

Item 11.	Executive Compensation	85

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	92

Item 13.	Certain Relationships and Related Transactions	96

Item 14.	Principal Accountant Fees and Services	106

PART IV

Item 15.	Exhibits and Financial Statement Schedules	107
Amended and Restated Certificate of Incorporation
Amended and Restated Bylaws
Master Agreement
Registration Rights Agreement
Corporate Services Agreement
Tax Matters Agreement
Employee Matters Agreement
Amended and Restated License Agreement
Revolving Promissory Note
Revolving Promissory Note
Statement Re: Computation of Per Share Earnings
Subsidiaries of the Registrant
Consent of Ernst & Young LLP
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I
ITEM 1. Business
The Company
     Clear Channel Outdoor Holdings, Inc. provides clients with advertising opportunities through billboards, street furniture displays, transit displays and other out-of-home advertising displays, such as wallscapes, spectaculars and mall displays, which we own or operate in key markets worldwide. Our business consists of two reportable operating segments: Americas and international. Information relating to the operating segments of our Americas and international operations for 2005, 2004 and 2003 is included in “Note N — Segment Data” in the Notes to our Consolidated and Combined Financial Statements in Item 8 included elsewhere in this Annual Report.
     As of December 31, 2005, we owned or operated more than 875,000 advertising displays worldwide. For the year ended December 31, 2005, we generated revenues of approximately $2.7 billion, with $1.2 billion and $1.5 billion from our Americas and international segments, respectively. Our Americas reporting segment consists of our operations in the United States, Canada and Latin America, with approximately 94% of our 2005 revenues in this segment derived from the United States. Our international reporting segment consists of our operations in Europe, Asia, Africa and Australia with approximately 51% of our 2005 revenues in this segment derived from France and the United Kingdom. Additionally, we own equity interests in various out-of-home advertising companies worldwide, which we account for under the equity method of accounting.
Our History
     In 1997, Clear Channel Communications, Inc., or Clear Channel Communications, our parent company, entered the outdoor advertising industry with its acquisition of Eller Media Company. In 1998, Clear Channel Communications acquired Universal Outdoor, giving Clear Channel Communications an outdoor presence in 33 major U.S. markets with over 88,000 displays. Also in 1998, Clear Channel Communications acquired More Group plc, a European-based company operating in 25 countries. In June 2002, Clear Channel Communications acquired The Ackerley Group.
     In July 2005, Clear Channel Communications increased its investment in Clear Media Limited, a Chinese company that operates street furniture displays throughout China, to a controlling majority ownership interest. As a result, Clear Channel Communications began consolidating the results of Clear Media in the third quarter of 2005. Clear Channel Communications accounted for Clear Media as an equity investment prior to July 2005.
     Effective November 9, 2005 Clear Channel Communications and its subsidiaries contributed and transferred to us all of the assets and liabilities of the outdoor advertising businesses not currently held by us. We became a publicly traded company on November 11, 2005 through an initial public offering, or IPO, in which we sold 10% of our common stock, or 35.0 million shares of our Class A common stock. Prior to our initial public offering we were an indirect wholly-owned subsidiary of Clear Channel Communications. Clear Channel Communications currently owns all of our outstanding shares of Class B common stock representing approximately 90% of the outstanding shares of our common stock and approximately 99% of the total voting power of our common stock.
     We entered into agreements with Clear Channel Communications that govern the relationship between Clear Channel Communications and us and provide for, among other things, the provision of services by Clear Channel Communications to us and the allocation of employee benefit, tax and other liabilities and obligations attributable to our operations. These agreements include, among others, a master agreement, corporate services agreement, registration rights agreement, tax matters agreement and employee matters agreement. All of the agreements relating to our ongoing relationship with Clear Channel Communications were made in the context of a parent-subsidiary relationship and the terms of these agreements may be more or less favorable to us than if they had been negotiated with unaffiliated third parties.
     For as long as Clear Channel Communications is the owner of such number of shares representing more than 50% of the total voting power of our common stock, it will have the ability to direct the election of all of the members of our Board of Directors and to exercise a controlling influence over our business and affairs, including any determination with respect to mergers or other business combinations involving us, the acquisition or disposition of assets by us, the incurrence of indebtedness by us, the issuance of any additional common stock or other equity securities by us, the repurchase or redemption of common stock or preferred stock by us and the payment of dividends by us. Similarly, Clear Channel Communications will have the power to determine or significantly influence the outcome of matters submitted to a vote of our shareholders, including the power to prevent an acquisition or any other change in control of us, and to take other actions that might be favorable to Clear Channel Communications. Clear Channel Communications has advised us of its current intent to continue to hold all the shares of our Class B common stock it owns. However, Clear Channel Communications is not subject to any contractual obligation that would prohibit it from selling, spinning off, splitting off or otherwise disposing of any shares of our common stock, except that Clear Channel Communications has agreed not to sell, spin off, split off or otherwise dispose of any shares of our common stock prior to May 10, 2006, without the prior written consent of the underwriters of our IPO, subject to certain limitations and limited exceptions.
Our Products — Americas
     Our Americas segment consists of operations in the United States, Canada and Latin America, with approximately 94% of our 2005 revenues in this segment derived from the United States. Our Americas display inventory consists primarily of billboards, street furniture displays and transit displays, with billboards contributing approximately 73% of our 2005 Americas revenues. The margins on our billboard contracts also tend to be higher than contracts for other displays.
     The following table shows the approximate percentage of revenues derived from each category of our Americas advertising inventory:

	Year Ended December 31,
	2005	2004	2003
Billboards:
Bulletins(1)	54%	56%	56%
Posters	19%	19%	20%
Street furniture displays	4%	4%	3%
Transit displays	11%	11%	11%
Other displays(2)	12%	10%	10%

Total	100%	100%	100%

(1)	Includes wallscapes.

(2)	Includes spectaculars and mall displays.
     Our displays in the United States, are located in all of the top 30 U.S. designated market area regions, or DMA® regions (DMA® is a registered trademark of Nielsen Media Research, Inc.), and in 46 of the top 50 DMA® regions, giving our clients the ability to reach a significant portion of the U.S. population. A DMA® region, a term developed by Nielsen Media Research, Inc., is used to designate a geographic area or media market.
     The significant expenses associated with our Americas operations include (i) direct production and installation expenses, (ii) site lease expenses for land under our displays and (iii) revenue-sharing or minimum guaranteed amounts payable under our billboard, street furniture and transit display contracts. Our direct production and installation expenses include costs for printing, transporting and changing the advertising copy displayed on our bulletins, and related labor and vinyl or paper costs. Vinyl and paper costs vary according to the complexity of the advertising copy and the quantity of displays. Our site lease expenses include lease payments for use of the land under our displays, as well as any revenue-sharing arrangements we may have with the landlords. The terms of our site leases in the Americas generally range from 1 to 50 years.

Billboards
     Our Americas billboard inventory primarily includes bulletins and posters.
Bulletins
     Bulletins vary in size, with the most common size being 14 feet high by 48 feet wide. Almost all of the advertising copy displayed on bulletins is computer printed on vinyl and transported to the bulletin where it is secured to the display surface. Because of their greater size and impact, we typically receive our highest rates for bulletins. Bulletins generally are located along major expressways, primary commuting routes and main intersections that are highly visible and heavily trafficked. Our clients may contract for individual bulletins or a network of bulletins, meaning the clients’ advertisements are rotated among bulletins to increase the reach of the campaign. “Reach” is the percent of a target audience exposed to an advertising message at least once during a specified period of time, typically during a period of four weeks. Our client contracts for bulletins generally have terms ranging from one month to one year.
Posters
     Posters are available in two sizes, 30-sheet and 8-sheet displays. The 30-sheet posters are approximately 11 feet high by 23 feet wide, and the 8-sheet posters are approximately 5 feet high by 11 feet wide. Advertising copy for posters is printed using silk-screen or lithographic processes to transfer the designs onto paper that is then transported and secured to the poster surfaces. Posters generally are located in commercial areas on primary and secondary routes near point-of-purchase locations, facilitating advertising campaigns with greater demographic targeting than those displayed on bulletins. Our poster rates typically are less than our bulletin rates, and our client contracts for posters generally have terms ranging from four weeks to one year. Two types of posters are premiere panels and squares. Premiere displays are innovative hybrids between bulletins and posters developed to provide our clients with an alternative for their targeted marking campaigns. The premiere displays utilize one or more poster panels, but with vinyl advertising stretched over the panels similar to bulletins. Our intent is to combine the creative impact of bulletins with the additional reach and frequency of posters. “Frequency” is the average number of exposures an individual has to an advertising message during a specified period of time. Out-of-home frequency is typically measured over a four-week period.
Street Furniture Displays
     Our street furniture displays, marketed under our global AdshelTM brand, are advertising surfaces on bus shelters, information kiosks, public toilets, freestanding units and other public structures, and are primarily located in major metropolitan cities and along major commuting routes. Generally, we own the street furniture structures and are responsible for their construction and maintenance. Contracts for the right to place our street furniture in the public domain and sell advertising space on them are awarded by municipal and transit authorities in competitive bidding processes governed by local law. Generally, these contracts have terms ranging from 10 to 20 years. As compensation for the right to sell advertising space on our street furniture structures, we pay the municipality or transit authority a fee or revenue share that is either a fixed amount or a percentage of the revenues derived from the street furniture displays. Typically, these revenue sharing arrangements include payments by us of minimum guaranteed amounts. Client contracts for street furniture displays typically have terms ranging from four weeks to one year and, similar to billboards, may be for network packages.
Transit Displays
     Our transit displays are advertising surfaces on various types of vehicles or within transit systems, including on the interior and exterior sides of buses, trains, trams and taxis and within the common areas of rail stations and airports. Similar to street furniture, contracts for the right to place our displays on such vehicles or within such transit systems and sell advertising space on them generally are awarded by public transit authorities in competitive bidding processes or are negotiated with private transit operators. These contracts typically have terms of up to five years. Our client contracts for transit displays generally have terms ranging from four weeks to one year.

Other Inventory
     The balance of our Americas display inventory consists of spectaculars, mall displays and wallscapes. Spectaculars are customized display structures often incorporating video, multidimensional lettering and figures, mechanical devices and moving parts and other embellishments to create special effects. The majority of our spectaculars are located in Dundas Square in Toronto, Times Square and Penn Plaza in New York City, Fashion Show in Las Vegas, Sunset Strip in Los Angeles and across from the Target Center in Minneapolis. Client contracts for spectaculars typically have terms of one year. We also own displays located within the common areas of malls on which our clients run advertising campaigns for periods ranging from four weeks to one year. Contracts with mall operators grant us the exclusive right to place our displays within the common areas and sell advertising on those displays. Our contracts with mall operators generally have terms ranging from five to ten years. Client contracts for mall displays typically have terms ranging from six to eight weeks. A wallscape is a display that drapes over or is suspended from the sides of buildings or other structures. Generally, wallscapes are located in high-profile areas where other types of outdoor advertising displays are limited or unavailable. Clients typically contract for individual wallscapes for extended terms.
Our Products — International
     Our international segment consists of our advertising operations in Europe, Australia, Asia and Africa, with approximately 51% of our 2005 revenues in this segment derived from France and the United Kingdom. Our international display inventory consists primarily of billboards, street furniture displays and transit displays in approximately 50 countries worldwide, with billboards and street furniture displays collectively contributing approximately 78% of our 2005 international revenues.
     The following table shows the approximate percentage of revenues derived from each category of our international advertising inventory:

	Year Ended December 31,
	2005	2004	2003
Billboards (1)	44%	46%	47%
Street furniture displays	34%	31%	33%
Transit displays(2)	9%	10%	10%
Other displays(3)	13%	13%	10%

Total	100%	100%	100%

(1)	Includes revenue from spectaculars and neon displays.

(2)	Includes small displays.

(3)	Includes advertising revenue from mall displays, other small displays, and non advertising revenue from sales of street furniture equipment, cleaning and maintenance services and production revenue.
     The majority of our international clients are advertisers targeting national audiences whose business is placed with us through advertising agencies and outdoor buying services. The significant expenses associated with our international operations include (i) revenue-sharing or minimum guaranteed amounts payable under our billboard, street furniture and transit display contracts, (ii) site lease expenses and (iii) cleaning and maintenance expenses related to our street furniture. These expenses consist of costs similar to those associated with our Americas operations. Internationally, the terms of our site leases typically range from 3 to 15 years, but may vary across our networks. Because revenue-sharing and minimum guaranteed payment arrangements are more prevalent in our international operations, the margins in our international operations typically are less than the margins in our operations in the Americas.
Billboards
     The size of our international billboards is not standardized. The billboards vary in both format and size across our networks, with the majority of our international billboards being similar in size to our Americas posters (30-sheet and 8-sheet displays). Our international billboards are typically sold to clients as network packages with contract terms ranging from one to two weeks. Long-term client contracts are also available and typically have terms of up to one year. DEFI, our international neon subsidiary, is a leading global provider of neon signs with approximately 400 displays in 17 countries worldwide. Client contracts for international neon signs typically have terms ranging from five to ten years. We lease the majority of our international billboard sites from private landowners.
Street Furniture Displays
     Our international street furniture displays are substantially similar to their Americas counterparts, and include bus shelters, freestanding units, public toilets, various types of kiosks and benches. Internationally, contracts with municipal and transit authorities for the right to place our street furniture in the public domain and sell advertising on them typically range from 10 to 15 years. The major difference between our international and Americas street furniture businesses is in the nature of the municipal contracts. In the international segment, these contracts typically require us to provide the municipality with a broader range of urban amenities such as public wastebaskets and lampposts, as well as space for the municipality to display maps or other public information. In exchange for providing such urban amenities and display space, we are authorized to sell advertising space on certain sections of the structures we erect in the public domain. Our international street furniture displays are typically sold to clients as network packages with contract terms ranging from one to two weeks. Long-term client contracts are also available and typically have terms of up to one year.
Transit Displays
     Our international transit display contracts are substantially similar to their Americas counterparts, and typically require us to make only a minimal initial investment and few ongoing maintenance expenditures. Contracts with public transit authorities or private transit operators typically have terms ranging from three to seven years. Our client contracts for transit displays generally have terms ranging from two weeks to one year.
Other Inventory
     The balance of our international display inventory consists primarily of advertising revenue from mall displays, other small displays and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services and production revenue. Internationally, our contracts with mall operators generally have terms ranging from five to ten years and client contracts for mall displays generally have terms ranging from one to two weeks, but are available for up to six months. Several of our international markets sell equipment or provide cleaning and maintenance services as part of a billboard or street furniture contract with a municipality. Production revenue relates to the production of advertising posters usually to small local customers.
Production
Americas
     In a majority of our markets, our local production staff performs the full range of activities required to create and install advertising copy. Production work includes creating the advertising copy design and layout, coordinating its printing and installing the copy on displays. We provide creative services to smaller advertisers and to advertisers not represented by advertising agencies. National advertisers often use preprinted designs that require only installation. Our creative and production personnel typically develop new designs or adopt copy from other media for use on our inventory. Our creative staff also can assist in the development of marketing presentations, demonstrations and strategies to attract new clients.
International
     The majority of our international clients are advertisers targeting national audiences whose business generally is placed with us through advertising agencies. These agencies often provide our international clients creative services to design and produce both the advertising copy and the physical printed advertisement. Advertising copy, both paper and vinyl, is shipped to centralized warehouses operated by us. The copy is then sorted and delivered to sites where it is installed on our displays.

Client Categories
     In 2005, the top five client categories in our Americas segment, based on Americas revenues derived from these categories, were entertainment and amusements, business and consumer services, automotive, retail and telecommunications. In 2005, the top five client categories in our international segment, based on international revenues derived from those categories, were food and drink, retail, media and entertainment, automotive and business and consumer services.
Construction and Operation
Domestic
     We typically own the physical structures on which our clients’ advertising copy is displayed. We build some of the structures at our billboard fabrication business in Illinois and erect them on sites we either lease or own or for which we have acquired permanent easements. The site lease terms generally range from 1 to 50 years. In addition to the site lease, we must obtain a permit to build the sign. Permits are typically issued in perpetuity by the state or local government and typically are transferable or renewable for a minimal, or no, fee. Bulletin and poster advertising copy is either printed with computer generated graphics on a single sheet of vinyl or placed on lithographed or silk-screened paper sheets supplied by the advertiser. These advertisements are then transported to the site and in the case of vinyl wrapped around the face, and in the case of paper pasted and applied like wallpaper. The operational process also includes conducting visual inspections of the inventory for display defects and taking the necessary corrective action within a reasonable period of time.
International
     The international manufacturing process largely consists of two elements: the manufacture and installation of advertising structures and the weekly preparation of advertising posters for distribution throughout our networks. Generally, we outsource the manufacturing of advertising structures to third parties and regularly seek competitive bids. We use a wide range of suppliers, located in each of our markets, none of whom represents more than 10% of our manufacturing budget in any one year. The design of street furniture structures (such as bus shelters, bicycle racks, kiosks and public toilets) is typically done in conjunction with a third-party design or architecture firm. These street furniture designs then form the basis of a competitive bidding process to select a manufacturer. Our street furniture sites are posted by our own employees or subcontractors who also clean and maintain the sites. The decision to use our own employees or subcontractors is made on a market-by-market basis taking into consideration the mix of products in the market and local labor costs.
Our Markets
     The following tables set forth certain information regarding our displays owned or operated in markets worldwide. As of December 31, 2005, we owned or operated approximately 165,000 Americas displays and approximately 711,000 international displays. Our Americas markets are listed in order of their DMA® region ranking and our international markets are listed in descending order according to revenues contribution for the year ended December 31, 2005.

Our Americas Displays

DMA®		Billboards		Street
Region				Furniture	Transit		Other		Total
Rank	Markets	Bulletins(1)	Posters	Displays	Displays		Displays(2)		Displays
	United States
1	New York, NY	•	•	•	•		•		18,614
2	Los Angeles, CA	•	•	•	•		•		11,729
3	Chicago, IL	•	•		•	(3)	•		11,612
4	Philadelphia, PA	•	•	•	•		•		5,408
5	Boston, MA (Manchester, NH)	•	•		•		•		6,893
6	San Francisco-Oakland-San Jose, CA	•	•	•	•		•		6,671
7	Dallas-Ft. Worth, TX	•	•		•		•		6,906
8	Washington, DC (Hagerstown, MD)	•	•	•	•		•		3,775
9	Atlanta, GA	•	•		•		•		3,284
10	Houston, TX	•	•		•	(3)	•		4,717
11	Detroit, MI				•		•		539
12	Tampa-St. Petersburg (Sarasota), FL	•	•	•					1,953
13	Seattle-Tacoma, WA	•	•		•		•		3,293
14	Phoenix (Prescott), AZ	•			•		•	(3)	1,465
15	Minneapolis-St. Paul, MN	•	•		•		•		1,978
16	Cleveland-Akron (Canton), OH	•	•		•		•		2,445
17	Miami-Ft. Lauderdale, FL	•	•	•	•		•	(3)	3,614
18	Denver, CO				•		•		824
19	Sacramento-Stockton-Modesto, CA	•	•	•			•		950
20	Orlando-Daytona Beach-Melbourne, FL	•	•		•		•		3,431
21	St. Louis, MO				•		•		234
22	Pittsburgh, PA			•	•	(3)	•		546
23	Portland, OR	•	•				•		1,269
24	Baltimore, MD	•	•		•		•	(3)	2,011
25	Indianapolis, IN	•	•		•				1,978
26	San Diego, CA	•	•		•		•	(3)	1,323
27	Charlotte, NC						•		12
28	Hartford-New Haven, CT				•		•		10
29	Raleigh-Durham (Fayetteville), NC						•		11
30	Nashville, TN						•		21
31	Kansas City, KS/MO				•	(3)			—
32	Columbus, OH	•	•				•		1,401
33	Milwaukee, WI	•	•	•			•		1,689
34	Cincinnati, OH						•		8
36	Salt Lake City, UT				•		•		124
37	San Antonio, TX	•	•		•	(3)	•	(3)	3,006
38	West Palm Beach-Ft. Pierce, FL	•	•		•				377
41	Harrisburg-Lancaster-Lebanon-York, PA						•		31
42	Norfolk-Portsmouth-Newport News, VA						•		11
43	New Orleans, LA				•				2,775
44	Memphis, TN	•	•	•	•				2,220
45	Oklahoma City, OK						•		12
46	Albuquerque-Santa Fe, NM	•	•						1,091
48	Las Vegas, NV	•	•		•		•	(3)	12,475
49	Buffalo, NY				•				240
50	Louisville, KY						•		16
51	Providence-New Bedford				•				25
52	Jacksonville, FL	•	•						850
53	Austin, TX				•	(3)	•		16
54	Wilkes Barre-Scranton, PA						•		39
56	Fresno-Visalia, CA						•		11
60	Richmond-Petersburg, VA						•		12
64	Charleston-Huntington, WV						•		9
67	Wichita-Hutchinson, KS	•	•						667
71	Tucson (Sierra Vista), AZ	•	•						1,546
73	Des Moines-Ames, IA	•	•				•	(3)	651
86	Chattanooga, TN	•	•				•		1,558

DMA®		Billboards		Street
Region				Furniture	Transit		Other		Total
Rank	Markets	Bulletins(1)	Posters	Displays	Displays		Displays(2)		Displays
88	Cedar Rapids-Waterloo-Iowa						•		12
	City-Dubuque, IA
89	Northpark, MS						•	(3)	6
93	Colorado Springs-Pueblo, CO						•		7
98	Johnstown-Altoona, PA						•		20
99	El Paso, TX (Las Cruces, NM)	•	•						1,297
102	Youngstown, OH						•		8
104	Ft. Smith-Fayetteville -Springdale-Rogers, AR	•	•				•		902
109	Tallahassee, FL-Thomasville, GA						•		9
112	Reno, NV	•	•				•		583
114	Sioux Falls (Mitchell), SD						•		19
115	Augusta, GA						•	(3)	16
122	Santa Barbara-Santa Maria-San Luis Obispo				•				4
125	Monterey-Salinas, CA						•		40
139	Wilmington, DE	•	•		•	(3)	•	(3)	1,001
143	Sioux City, IA						•		8
146	Lubbock, TX						•		16
148	Salisbury, MD	•	•		•	(3)	•		1,242
153	Palm Springs, CA				•		•		16
162	Ocala-Gainesville, FL	•	•						1,310
171	Billings, MT						•		8
177	Rapid City, SD						•		10
187	Grand Junction-Aspen-Montrose, CO						•		12
189	Great Falls, MT						•		14
	Non-U.S. Markets
n/a	Brazil	•	•	•	•				8,320
n/a	Canada	•		•	•		•		2,663
n/a	Chile	•	•						1,278
n/a	Mexico			•			•		4,908
n/a	Peru	•	•	•	•		•		2,529

					Total Americas Displays				164,634

     (1) Includes wallscapes.
     (2) Includes spectaculars and mall displays. Our inventory includes other small displays not counted as separate displays in this Annual Report since their contribution to our revenues is not material.
     (3) We have access to additional displays through arrangements with local advertising and other companies.
Our International Displays

		Street
		Furniture	Transit	Other	Total
International Markets	Billboards(1)	Displays	Displays(2)	Displays(3)	Displays
France	•	•	•	•	169,385
United Kingdom	•	•	•	•	90,505
Italy	•	•	•	•	51,264
Spain	•	•	•	•	34,355
China (4)	•	•	•	•	54,586
Sweden	•	•	•	•	102,041
Switzerland	•		•	•	16,607
Belgium	•	•	•	•	22,739
Australia		•	•		13,183
Norway	•	•	•		20,554
Denmark	•	•	•	•	28,836
Ireland	•	•			5,975
Finland	•	•	•	•	44,633
Singapore		•	•		10,738
Holland	•	•	•		2,678

		Street
		Furniture	Transit	Other	Total
International Markets	Billboards(1)	Displays	Displays(2)	Displays(3)	Displays
Turkey	•	•	•	•	5,904
Poland	•	•	•	•	12,365
Russia	•		•	•	4,627
New Zealand		•	•		3,124
Greece			•	•	1,197
Baltic States	•		•		14,554
India	•	•	•		656
Portugal	•				15
Germany	•				80
Hungary	•				25
Austria	•				4
United Arab Emirates	•				1
Czech Republic	•				5
Ukraine	•				2

		Total International Displays			710,638

(1)	Includes spectaculars and neon displays.

(2)	Includes small displays.

(3)	Includes mall displays and other small displays counted as separate displays in this Annual Report since they form a substantial part of our network and international revenues.

(4)	In July 2005, Clear Media became a consolidated subsidiary when we increased our investment to a controlling majority interest. Prior to July 2005, we had a non-controlling equity investment in Clear Media.
Equity Investments
     In addition to the displays listed above, as of December 31, 2005, we had equity investments in various out-of-home advertising companies that operate in the following markets:

				Street
		Equity		Furniture	Transit	Other
Market	Company	Investment	Billboards(1)	Displays	Displays	Displays(2)
Outdoor Advertising Companies
South Africa(3)	Clear Channel	50.0%	•	•	•
	Independent
Italy	Alessi	34.3%	•	•	•
Italy	AD Moving SpA	17.5%	•		•
Hong Kong	Buspak	50.0%	•		•
Thailand	Master & More	32.5%	•
Korea	Ad Sky Korea	30.0%			•
Belgium	MTB	49.0%			•
Belgium	Streep	25.0%			•
Denmark	City Reklame	45.0%	•
Other Media Companies
Norway	CAPA	50.0%
Holland	HOA Events	49.0%

(1)	Includes spectaculars and neon displays.

(2)	Includes mall displays and other small displays.

(3)	Clear Channel Independent is headquartered and has the majority of its operations in South Africa, but also operates in other African countries such as Angola, Botswana, Lesotho, Malawi, Mauritius, Mozambique, Namibia, Swaziland, Tanzania, Uganda and Zambia.

Company Strategy
     Our fundamental goal is to increase shareholder value by maximizing our cash flow from operations worldwide. Accomplishing this goal requires the successful implementation of the following strategies:
Capitalize on global network and diversified product mix
     We seek to capitalize on our global network and diversified product mix to maximize revenues and increase profits. We can increase our operating margins by spreading our fixed investment costs over our broad asset base. In addition, by sharing best practices globally, we can quickly and effectively replicate our successes throughout the markets in which we operate. We believe our diversified product mix and long-standing presence in many of our existing markets provide us with the platform necessary to launch new products and test new initiatives in a reliable and cost-effective manner.
Highlight the value of outdoor advertising relative to other media
     We seek to enhance revenue opportunities by focusing on specific initiatives that highlight the value of outdoor advertising relative to other media. We have made significant investments in research tools, enabling our clients to better understand how our displays can successfully reach their target audiences and promote their advertising campaigns. Also, we are working closely with clients, advertising agencies and other diversified media companies to develop more sophisticated systems that will provide improved demographic measurements of outdoor advertising. We believe these measurement systems will further enhance the attractiveness of outdoor advertising for both existing clients and new advertisers.
Continue to focus on achieving operating efficiencies
     We continue to focus on achieving operating efficiencies throughout our global network. For example, in most of our U.S. markets, we have been transitioning our compensation programs in our operations departments from hourly-wage scales to productivity-based programs. We have decreased operating costs and capital needs by introducing energy-saving lighting systems and innovative processes for changing advertising copy on our displays. Additionally, in certain heavy storm areas we continue to convert large format billboards to sectionless panels that face less wind resistance, reducing our weather-related losses in such areas.
Promote customer service
     We believe customer service is critical, and we have made significant commitments to provide innovative services to our clients. For example, we provide our U.S. clients with online access to information about our inventory, including pictures, locations and other pertinent display data that is helpful in their buying decisions. Additionally, in the United States we recently introduced a service guaranty in which we have committed to specific monitoring and reporting services to provide greater accountability and enhance customer satisfaction. We also introduced a proprietary online proof-of-performance system that is an additional tool our clients may use to measure our accountability. This system provides our clients with information about the dates on which their advertising copy is installed or removed from any display in their advertising program.
Pursue attractive acquisitions and other investments worldwide
     Through acquisitions and investments, we intend to strengthen our presence in existing markets and selectively enter into new markets where the returns and growth potential of such expansion are consistent with our fundamental goal of increasing shareholder value. In particular, in recent years we have steadily added to our presence in Europe, Asia and Latin America. All three regions continue to offer additional growth opportunities.
Pursue new cost-effective technologies
     Advances in electronic displays, including flat screens, LCDs and LEDs, as well as corresponding reductions in costs, allow us to provide these technologies as alternatives to traditional methods of displaying our clients’ advertisements. These electronic displays may be linked through centralized computer systems to instantaneously and simultaneously change static advertisements on a large number of displays. We believe these capabilities will allow us to transition from selling space on a display to a single advertiser to selling time on that display to multiple advertisers. We believe this transition will create new advertising opportunities for our existing clients and will attract new advertisers, such as certain retailers that desire to change advertisements frequently and on short notice. For example, these technologies will allow retailers to promote weekend sales with the flexibility during the sales to make multiple changes to the advertised products and prices.
Maintain an entrepreneurial culture
     We maintain an entrepreneurial and customer-oriented culture by empowering local market managers to operate their businesses as separate profit centers, subject to centralized oversight. A portion of our managers’ compensation is dependent upon the financial success of their individual business units. This culture motivates local market managers to maximize our cash flow from operations by providing high-quality service to our clients and seeking innovative ways to deploy capital to further grow their businesses. Our managers also have full access to our extensive centralized resources, including sales training, research tools, shared best practices, global procurement and financial and legal support.
Employees
     As of March 15, 2006, we had approximately 2,700 employees in our Americas segment and approximately 4,900 employees in our international segment, of which approximately 100 were employed in corporate activities.
Available Information
     You can find more information about us at our Internet website located at www.clearchanneloutdoor.com. Our filings are available free of charge via a link on our Internet website after we electronically file such material with the SEC.
ITEM 1A. Risk Factors
Risks Related to Our Business
     Government regulation of outdoor advertising may restrict our outdoor advertising operations.
     Changes in laws and regulations affecting outdoor advertising at any level of government, including laws of the foreign jurisdictions in which we operate, could have a significant financial impact on us by requiring us to make significant expenditures or otherwise limiting or restricting some of our operations.
     U.S. federal, state and local regulations have impacted the outdoor advertising industry. One of the seminal laws was The Highway Beautification Act of 1965 (HBA), which regulates outdoor advertising on the 306,000 miles of Federal-Aid Primary, Interstate and National Highway Systems roads. HBA regulates the locations of billboards, mandates a state compliance program, requires the development of state standards, promotes the expeditious removal of illegal signs, and requires just compensation for takings. Size, spacing and lighting are regulated by state and local municipalities.
     From time to time, certain state and local governments and third parties have attempted to force the removal of displays not governed by the HBA under various state and local laws, including amortization. Amortization permits the display owner to operate its display which does not meet current code requirements for a specified period of time, after which it must remove or otherwise conform its display to the applicable regulations at its own cost without any compensation. Several municipalities within our existing markets have adopted amortization ordinances. Other regulations limit our ability to rebuild or replace nonconforming displays and require us to remove or modify displays not in strict compliance with applicable laws. In addition, from time to time third parties or local governments assert that we own or operate displays that either are not properly permitted or otherwise are not in strict compliance with applicable law. Such regulations and allegations have not materially impacted our results of operations to date, but if we are increasingly unable to resolve such allegations or obtain acceptable arrangements in circumstances in which our displays are subject to removal, modification or amortization, or if there occurs an increase in such regulations or their enforcement, our results could suffer.

     Legislation has from time to time been introduced in state and local jurisdictions attempting to impose taxes on revenues of outdoor advertising companies. Several jurisdictions have already imposed such taxes as a percentage of our gross receipts of outdoor advertising revenues in that jurisdiction. While these taxes have not materially impacted our business and financial results to date, we expect states to continue to try to impose such taxes as a way of increasing revenues. The increased imposition of these taxes and our inability to pass on the cost of these taxes to our clients could negatively affect our operating income.
     In addition, we are unable to predict what additional regulations may be imposed on outdoor advertising in the future. Legislation that would regulate the content of billboard advertisements and implement additional billboard restrictions has been introduced in Congress from time to time in the past.
     International regulation of the outdoor advertising industry varies by region and country, but generally limits the size, placement, nature and density of out-of-home displays. Significant international regulations include the Law of December 29, 1979 in France, the Town and Country Planning (Control of Advertisements) Regulations 1992 in the United Kingdom, and Règlement Régional Urbain de l’agglomération bruxelloise in Belgium. These laws define issues such as the extent to which advertisements can be erected in rural areas, the hours during which illuminated signs may be lit and whether the consent of local authorities is required to place a sign in certain communities. Other regulations limit the subject matter and language of out-of-home displays. For instance, the United States and most European Union countries, among other nations, have banned outdoor advertisements for tobacco products. Our failure to comply with these or any future international regulations could have an adverse impact on the effectiveness of our displays or their attractiveness to clients as an advertising medium and may require us to make significant expenditures to ensure compliance. As a result, we may experience a significant impact on our operations, revenues, international client base and overall financial condition.
We face intense competition in the outdoor advertising industry that may adversely affect the advertising fees we can charge, and consequently lower our operating margins and profits.
     We operate in a highly competitive industry, and we may not be able to maintain or increase the fees we charge our customers, which may consequently lower our operating margins and profits. Our advertising properties compete for audiences and advertising revenues with other outdoor advertising companies, as well as with other media, such as radio, magazines, newspapers, prime time television, direct mail, the Internet and telephone directories. It is possible new competitors may emerge and rapidly acquire significant market share. Competitive factors in our industry could adversely affect our financial performance by, among other things, leading to decreases in overall revenues, numbers of advertising clients, advertising fees or profit margins. These factors include:
•	our competitors offering reduced advertising rates, which we may be unable or unwilling to match;

•	our competitors adopting technological changes and innovations we are unable to adopt or are delayed in adopting and that offer more attractive advertising alternatives than those we currently offer;

•	shifts in the general population or specific demographic groups to markets where we have fewer outdoor advertising displays;

•	our competitors securing more effective advertising sites than those sites where our displays are located;

•	our competitors’ abilities to complete and integrate acquisitions better than our ability to complete and integrate acquisitions;

•	our inability to secure street furniture contracts on favorable terms; and

•	development, governmental actions and strategic trading or retirement of displays, which, excluding acquisitions, may result in a reduction of our existing displays and increased competition for attractive display locations.

Doing business in foreign countries creates certain risks not involved in doing business in the United States that may disrupt our international operations or cause us to realize lower returns from our international operations.
     Doing business in foreign countries involves certain risks that may not exist when doing business in the United States. The risks involved in foreign operations that could result in disruptions to our business or financial losses in our international operations against which we are not insured include:
•	exposure to local economic conditions, foreign exchange restrictions and restrictions on the withdrawal of foreign investment and earnings, investment restrictions or requirements, expropriations of property and changes in foreign taxation structures, each of which could reduce our profit from international operations;

•	potential adverse changes in the diplomatic relations of foreign countries with the United States and government policies against businesses owned by foreigners, each of which could affect our ability to continue operations in or enter into an otherwise profitable market;

•	changes in foreign regulations, such as the decision in France to lift the ban on retail advertising on television by 2007;

•	hostility from local populations, potential instability of foreign governments and risks of insurrections, each of which could disrupt our ability to conduct normal business operations; and

•	risks of renegotiation or modification of existing agreements with governmental authorities and diminished ability to legally enforce our contractual rights in foreign countries, each of which could cause financial losses in otherwise profitable operations.
     In addition, we may incur substantial tax liabilities if we repatriate any of the cash generated by our international operations back to the United States, due to our current inability to recognize any foreign tax credits associated with such repatriation. We are not currently in a position to recognize any tax assets in the United States that are the result of payments of income or withholding taxes in foreign jurisdictions.
Exchange rates may cause fluctuations in our results of operations that are not related to our operations.
     Because we own assets overseas and derive revenues from our international operations, we may incur currency translation losses or gains due to changes in the values of foreign currencies relative to the United States dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Management — Foreign Currency Risk.”
The success of our street furniture and transit products is dependent on our obtaining key municipal concessions, which we may not be able to obtain on favorable terms.
     Our street furniture and transit products businesses require us to obtain contracts with municipalities and other governmental entities. Many of these contracts require us to participate in competitive bidding processes, have terms typically ranging from 3 to 20 years and have revenue share or fixed payment components. Our inability to successfully negotiate or complete these contracts due to governmental demands and delay and the highly competitive bidding processes for these contracts could affect our ability to offer these products to our clients, or to offer them to our clients at rates that are competitive to other forms of advertising, without adversely affecting our net income.

Future acquisitions of businesses or properties could have adverse consequences on our existing business or assets.
     We may acquire outdoor advertising assets and other assets or businesses we believe will assist our clients in marketing their products and services. Our acquisition strategy involves numerous risks, including:
•	possible failures of our acquisitions to be profitable or to generate anticipated cash flows, which could affect our overall profitability and cash flows;

•	entry into markets and geographic areas where our competitors are operating but where we have limited or no experience;

•	potential difficulties in integrating our operations and systems with those of acquired companies, causing delays in realizing the potential benefits of acquisitions;

•	diversion of our management team’s attention away from other business concerns; and

•	loss of key employees of acquired companies or the inability to recruit additional senior management to supplement or replace senior management of acquired companies.
Antitrust regulations may limit future acquisitions due to our current inventory of advertising properties in certain markets.
     Additional acquisitions by us may require antitrust review by federal antitrust agencies and may require review by foreign antitrust agencies under the antitrust laws of foreign jurisdictions. We can give no assurances the Department of Justice, the Federal Trade Commission or foreign antitrust agencies will not investigate, possibly challenge or seek divestitures or other remedies as a condition to not challenging future acquisitions. If those agencies take any such action, we may not be able to complete, or realize the desired benefits of, the proposed acquisition.
The lack of availability of potential acquisitions at reasonable prices could harm our growth strategy.
     We face stiff competition from other outdoor advertising companies for acquisition opportunities. If the prices sought by sellers of these companies were to rise, we may find fewer acceptable acquisition opportunities. In addition, the purchase price of possible acquisitions could require the incurrence of additional debt or equity financing on our part. Since the terms and availability of this financing depend to a large degree upon general economic conditions and third parties over which we have no control, we can give no assurance we will obtain the needed financing or we will obtain such financing on attractive terms. In addition, our ability to obtain financing depends on a number of other factors, many of which are also beyond our control, such as interest rates and national and local business conditions. If the cost of obtaining needed financing is too high or the terms of such financing are otherwise unacceptable in relation to the acquisition opportunity we are presented with, we may decide to forgo that opportunity. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. Additional equity financing could result in dilution to our shareholders.
We have substantial debt obligations that could restrict our operations and impair our financial condition.
     At December 31, 2005, our total indebtedness for borrowed money was $2.7 billion, approximately $2.5 billion of which is intercompany indebtedness owed to Clear Channel Communications. As of December 31, 2005, approximately $140.8 million of such total indebtedness (excluding interest) is due in 2006, $1.7 million is due in 2007, $26.6 million is due in 2008, $55.6 million is due in 2009 and $2.5 billion thereafter. We may also incur additional substantial indebtedness in the future.
     Our substantial indebtedness could have adverse consequences, including:
•	increasing our vulnerability to adverse economic, regulatory and industry conditions;

•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry;

•	limiting our ability to borrow additional funds; and

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions and other purposes.
     If our cash flow and capital resources are insufficient to service our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt. However, these measures might be unsuccessful or inadequate in permitting us to meet scheduled debt service obligations. We may be unable to restructure or refinance our obligations and obtain additional equity financing or sell assets on satisfactory terms or at all. As a result, inability to meet our debt obligations could cause us to default on those obligations. A default under any debt instrument could, in turn, result in defaults under other debt instruments. Any such defaults could materially impair our financial condition and liquidity.
To service our debt obligations and to fund potential capital expenditures, we will require a significant amount of cash to meet our needs, which depends on many factors beyond our control.
     Our ability to service our debt obligations and to fund potential capital expenditures for display construction or renovation will require a significant amount of cash, which depends on many factors beyond our control. Our ability to make payments on and to refinance our debt will also depend on our ability to generate cash in the future. This, to an extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.
     We cannot assure our business will generate sufficient cash flow or that future borrowings will be available to us in an amount sufficient to enable us to pay our debt, including our intercompany notes, or to fund our other liquidity needs. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional equity capital or restructure or refinance all or a portion of our debt, including the intercompany notes, on or before maturity. We cannot assure we will be able to refinance any of our debt, including the intercompany notes, on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing debt, including the intercompany notes, and other future debt may limit our ability to pursue any of these alternatives.
The $2.5 billion intercompany note and agreements with Clear Channel Communications impose restrictions on our ability to finance operations and capital needs, make acquisitions or engage in other business activities and requires prepayment from substantially all proceeds from debt or equity raised by us.
     The $2.5 billion intercompany note and Master Agreement with Clear Channel Communications include restrictive covenants that, among other things, restrict our ability to:
•	incur additional debt;

•	pay dividends and make distributions;

•	make certain acquisitions and investments;

•	repurchase our stock;

•	create liens;

•	enter into transactions with affiliates;

•	enter into sale-leaseback transactions;

•	dispose of all or substantially all of our assets; and

•	merge or consolidate.
     The existence of these restrictions could limit our ability to grow and increase our revenues or respond to competitive changes.
     In addition, the intercompany note requires us to prepay it in full upon a change of control (as defined in the note), and, upon our issuances of equity and incurrences of debt, subject to certain exceptions, to prepay the note in the amount of net proceeds received from such events. Our failure to comply with the terms and covenants in our indebtedness could lead to a default under the terms of those documents, which would entitle Clear Channel Communications or other holders to accelerate the indebtedness and declare all amounts owed due and payable.
Additional restrictions on outdoor advertising of tobacco, alcohol and other products may further restrict the categories of clients that can advertise using our products.
     Out-of-court settlements between the major U.S. tobacco companies and all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and four other U.S. territories include a ban on the outdoor advertising of tobacco products. Legislation regulating tobacco and alcohol advertising has also been introduced in a number of European countries in which we conduct business and could have a similar impact. Any significant reduction in alcohol-related advertising due to content-related restrictions could cause a reduction in our direct revenues from such advertisements and an increase in the available space on the existing inventory of billboards in the outdoor advertising industry.
A general deterioration in economic conditions may cause our clients to reduce their advertising budgets or to choose advertising plans other than outdoor advertising.
     The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising and which could have an adverse effect on our revenues and profit margins or result in an impairment in the value of our assets. The impact of slowdowns on our business is difficult to predict, but they may result in reductions in purchases of advertising. In addition, to the extent our street furniture and transit businesses rely on long-term guaranteed contracts with government entities, we may suffer losses on those contracts in times of economic slowdowns.
Our outdoor advertising properties and revenues may be adversely affected by the occurrence of extraordinary events.
     The occurrence of extraordinary events with respect to our properties or the economy generally, such as terrorist attacks, severe weather conditions such as hurricanes or similar events may substantially decrease the use of and demand for advertising or expose us to substantial liability, which may decrease our revenues or increase our expenses. The September 11, 2001 terrorist attacks, for example, caused a nationwide disruption of commercial activities. The occurrence of future terrorist attacks, military actions, contagious disease outbreaks or similar events cannot be predicted, and their occurrence can be expected to further negatively affect the economies of the United States and other foreign countries where we do business generally, specifically the market for advertising.
Risks Related to Our Relationship with Clear Channel Communications
We have a short operating history as a publicly traded company and our historical financial information prior to the IPO is not necessarily representative of the results we would have achieved as an independent publicly traded company and may not be a reliable indicator of our future results.
     The historical combined financial information prior to the IPO included in this Annual Report does not reflect the financial condition, results of operations or cash flows we would have achieved as an independent publicly traded company during the periods presented or those results we will achieve in the future. This is primarily a result of the following factors:
•	Our historical combined financial results reflect allocations of corporate expenses from Clear Channel Communications.

•	Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, historically have been satisfied as part of the corporate-wide cash management policies of Clear Channel Communications. Subsequent to the IPO, Clear Channel Communications is not required to provide us with funds to finance our working capital or other cash requirements. Without the opportunity to obtain financing from Clear Channel Communications, we may in the future need to obtain additional financing from banks, or through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements. We may have a lower credit rating than Clear Channel Communications and may incur debt on terms and at interest rates that will not be as favorable as those generally enjoyed by Clear Channel Communications.

•	Significant changes may occur in our cost structure, management, financing and business operations as a result of our operating as a publicly traded subsidiary of Clear Channel Communications. These changes could result in increased costs associated with reduced economies of scale, stand-alone costs for services currently provided by Clear Channel Communications, the need for additional personnel to perform services currently provided by Clear Channel Communications and the legal, accounting, compliance and other costs associated with being a public company with equity securities listed on a national stock exchange. We are obligated to continue to use the services of Clear Channel Communications under the Corporate Services Agreement until such time as Clear Channel Communications owns less than 50% of the total voting power of our common stock, or longer for certain information technology services, and, in the event our Corporate Services Agreement with Clear Channel Communications terminates, we may not be able to replace the services Clear Channel Communications provides us until such time or in a timely manner or on comparable terms.

•	Pursuant to a cash management arrangement, substantially all of our cash generated from our Americas operations is transferred daily by Clear Channel Communications into accounts where funds of ours and of Clear Channel Communications may be commingled. The amounts so held by Clear Channel Communications are evidenced in a cash management note issued by Clear Channel Communications to us. We do not have a commitment from Clear Channel Communications to advance funds to us, and we have no access to the cash transferred from our concentration account to the master account of Clear Channel Communications. If Clear Channel Communications were to become insolvent, we would be an unsecured creditor like other unsecured creditors of Clear Channel Communications and could experience a liquidity shortfall.
Because Clear Channel Communications controls substantially all the voting power of our common stock, investors will not be able to affect the outcome of any shareholder vote.
     As of December 31, 2005, Clear Channel Communications owned all of our outstanding shares of Class B common stock, representing approximately 90% of the outstanding shares of our common stock. Each share of our Class B common stock entitles its holder to 20 votes and each share of our Class A common stock entitles its holder to 1 vote on all matters on which shareholders are entitled to vote. As a result, Clear Channel Communications controlled approximately 99% of the total voting power of our common stock.
     For so long as Clear Channel Communications continues to own shares of our common stock representing more than 50% of the total voting power of our common stock, it will have the ability to direct the election of all members of our Board of Directors and to exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations involving us, our acquisition or disposition of assets, our incurrence of indebtedness, our issuance of any additional common stock or other equity securities, our repurchase or redemption of common stock or preferred stock and our payment of dividends. Similarly, Clear Channel Communications will have the power to determine or significantly influence the outcome of matters submitted to a vote of our shareholders, including the power to prevent an acquisition or any other change in control of us. Because Clear Channel Communications’ interests as our controlling shareholder may differ from other shareholder’s interests, actions taken by Clear Channel Communications with respect to us may not be favorable to all shareholders.

     We have entered into a master agreement, a corporate services agreement, a trademark license agreement and a number of other agreements with Clear Channel Communications setting forth various matters governing our relationship with Clear Channel Communications while it remains a significant shareholder in us. These agreements, along with the $2.5 billion intercompany note, govern our relationship with Clear Channel Communications and allow Clear Channel Communications to retain control over, among other things, the continued use of the trademark “Clear Channel,” the provision of corporate services to us and our ability to make certain acquisitions or to merge or consolidate or to sell all or substantially all our assets. The rights of Clear Channel Communications under these agreements may allow Clear Channel Communications to delay or prevent an acquisition of us that our other shareholders may consider favorable. We are not able to terminate these agreements or amend them in a manner we deem more favorable so long as Clear Channel Communications continues to own shares of our common stock representing more than 50% of the total voting power of our common stock.
Conflicts of interest may arise between Clear Channel Communications and us that could be resolved in a manner unfavorable to us.
     Questions relating to conflicts of interest may arise between Clear Channel Communications and us in a number of areas relating to our past and ongoing relationships. Three of our directors continue to serve as directors of Clear Channel Communications and two of these are our executive officers. For as long as Clear Channel Communications continues to own shares of our common stock representing more than 50% of the total voting power of our common stock, it has the ability to direct the election of all the members of our Board of Directors and to exercise a controlling influence over our business and affairs.
     Areas in which conflicts of interest between Clear Channel Communications and us could arise include, but are not limited to, the following:
•	Cross officerships, directorships and stock ownership. The ownership interests of our directors or executive officers in the common stock of Clear Channel Communications or service as a director or officer of both Clear Channel Communications and us could create, or appear to create, conflicts of interest when directors and executive officers are faced with decisions that could have different implications for the two companies. For example, these decisions could relate to (i) the nature, quality and cost of services rendered to us by Clear Channel Communications, (ii) disagreement over the desirability of a potential acquisition opportunity, (iii) employee retention or recruiting or (iv) our dividend policy.

•	Intercompany transactions. From time to time, Clear Channel Communications or its affiliates may enter into transactions with us or our subsidiaries or other affiliates. Although the terms of any such transactions will be established based upon negotiations between employees of Clear Channel Communications and us and, when appropriate, subject to the approval of the independent directors on our Board or a committee of disinterested directors, there can be no assurance the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in arm’s length negotiations.

•	Intercompany agreements. We have entered into certain agreements with Clear Channel Communications pursuant to which it provides us certain management, administrative, accounting, tax, legal and other services, for which we reimburse Clear Channel Communications on a cost basis. In addition, we entered into a number of intercompany agreements covering matters such as tax sharing and our responsibility for certain liabilities previously undertaken by Clear Channel Communications for certain of our businesses. Pursuant to the corporate services agreement between Clear Channel Communications and us, we are contractually obligated to utilize the services of the chief executive officer of Clear Channel Communications as our Chief Executive Officer and the chief financial officer of Clear Channel Communications as our Chief Financial Officer until Clear Channel Communications owns less than 50% of the voting power of our common stock, or we provide Clear Channel Communications with six months prior written notice of termination. The terms of these agreements were established while we were a wholly owned subsidiary of Clear Channel Communications and were not the result of arm’s length negotiations. In addition, conflicts could arise in the interpretation or any extension or renegotiation of these existing agreements.

If Clear Channel Communications engages in the same type of business we conduct or takes advantage of business opportunities that might be attractive to us, our ability to successfully operate and expand our business may be hampered.
     Our amended and restated certificate of incorporation provides that, subject to any contractual provision to the contrary, Clear Channel Communications will have no obligation to refrain from:
•	engaging in the same or similar business activities or lines of business as us; or

•	doing business with any of our clients, customers or vendors.
     In addition, the corporate opportunity policy set forth in our amended and restated certificate of incorporation addresses potential conflicts of interest between our company, on the one hand, and Clear Channel Communications and its officers and directors who are officers or directors of our company, on the other hand. The policy provides that if Clear Channel Communications acquires knowledge of a potential transaction or matter which may be a corporate opportunity for both Clear Channel Communications and us, we will have renounced our interest in the corporate opportunity. It also provides that if one of our directors or officers who is also a director or officer of Clear Channel Communications learns of a potential transaction or matter that may be a corporate opportunity for both Clear Channel Communications and us, we will have renounced our interest in the corporate opportunity, unless that opportunity is expressly offered to that person in writing solely in his or her capacity as our director or officer.
     If one of our officers or directors, who also serves as a director or officer of Clear Channel Communications, learns of a potential transaction or matter that may be a corporate opportunity for both Clear Channel Communications and us, our amended and restated certificate of incorporation provides that the director or officer will have no duty to communicate or present that corporate opportunity to us and will not be liable to us or our shareholders for breach of fiduciary duty by reason of Clear Channel Communications’ actions with respect to that corporate opportunity.
     This policy could result in Clear Channel Communications having rights to corporate opportunities in which both we and Clear Channel Communications have an interest.
We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements that may not provide as many protections as those afforded to shareholders of other companies.
     Clear Channel Communications owns more than 50% of the total voting power of our common stock, and we are a “controlled company” under the NYSE corporate governance standards. As a controlled company, we may elect to utilize certain exemptions under the NYSE standards that free us from the obligation to comply with certain NYSE corporate governance requirements, including the requirements (i) that a majority of the Board of Directors consists of independent directors, (ii) that we have a Nominating and Governance Committee, and that such Committee be composed entirely of independent directors and governed by a written charter addressing the Committee’s purpose and responsibilities, (iii) that we have a Compensation Committee composed entirely of independent directors with a written charter addressing the Committee’s purpose and responsibilities and (iv) for an annual performance evaluation of the Compensation Committee. We intend to continue to utilize certain of these exemptions and, as a result, we may not create or maintain a Nominating and Governance Committee, and the Nominating and Governance Committee, if created, and the Compensation Committee may not consist entirely of independent directors, and our Board of Directors may not consist of a majority of independent directors. Accordingly, you may not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

We only have the right to use the Clear Channel brand name, logo and corporate name for so long as Clear Channel Communications owns at least 50% of the total voting power of our common stock. If Clear Channel Communications’ ownership falls below such 50% threshold and we fail to establish in a timely manner a new, independently recognized brand name with a strong reputation, our revenue and profitability could decline.
     Our corporate name is “Clear Channel Outdoor Holdings, Inc.,” and we and our subsidiaries currently use the Clear Channel brand name and logo in marketing our products and services. Pursuant to a trademark license agreement, Clear Channel Communications grants us the right to use the “Clear Channel” mark and logo in connection with our products and services and the right to use “Clear Channel” in our corporate name and the corporate names of our subsidiaries until 12 months after the date on which Clear Channel Communications owns less than 50% of the total voting power of our common stock. In the event our right to use the Clear Channel brand name and logo and corporate name expires, we will be required to conduct our business under a new brand name, which may not be immediately recognized by our clients and suppliers or by potential employees we are trying to recruit. We will need to expend significant time, effort and resources to establish a new brand name in the marketplace. We cannot guarantee this effort will ultimately be successful. If our effort to establish a new brand identity is unsuccessful, our business, financial condition and results of operations may suffer.
Any future separation from Clear Channel Communications could adversely affect our business and profitability due to Clear Channel Communications’ strong brand and reputation.
     As a subsidiary of Clear Channel Communications, our businesses marketed many of their products and services using the “Clear Channel” brand name and logo, and we believe the association with Clear Channel Communications has provided many benefits, including:
•	a world-class brand associated with trust, integrity and longevity;

•	perception of high-quality products and services;

•	preferred status among our clients and employees;

•	strong capital base and financial strength; and

•	established relationships with U.S. federal and state regulators and non-U.S. regulators.
     Any future separation from Clear Channel Communications could adversely affect our ability to attract and retain highly qualified dedicated sales specialists for our products and services. We may be required to lower the prices of our products and services, increase our sales commissions and fees, change long-term advertising and marketing agreements and take other action to maintain our relationship with our clients, suppliers and dedicated sales specialists, all of which could have an adverse effect on our financial condition and results of operations. Any future separation from Clear Channel Communications also could cause some of our existing clients to choose to stop doing business with us, and could cause other potential clients to decide not to purchase our products and services because we are no longer part of Clear Channel Communications.
     We cannot accurately predict the effect a separation from Clear Channel Communications would have on our sales, clients or employees. The risks relating to a separation from Clear Channel Communications could materialize at various times, including:
•	if and when Clear Channel Communications reduces its ownership in our common stock to a level below 50% of the total voting power; and

•	if and when we are required to cease using the Clear Channel name and logo in our sales and marketing materials.

We will not have control over our tax decisions and could be liable for income taxes owed by Clear Channel Communications.
     For so long as Clear Channel Communications continues to own at least 80% of the total voting power and value of our common stock, we and certain of our subsidiaries will be included in Clear Channel Communications’ consolidated group for U.S. federal income tax purposes. In addition, we or one or more of our subsidiaries may be included in the combined, consolidated or unitary tax returns of Clear Channel Communications or one or more of its subsidiaries for foreign, state and local income tax purposes. Under the Tax Matters Agreement, we pay to Clear Channel Communications the amount of federal, foreign, state and local income taxes which we would be required to pay to the relevant taxing authorities if we and our subsidiaries filed combined, consolidated or unitary tax returns and were not included in the consolidated, combined or unitary tax returns of Clear Channel Communications or its subsidiaries. In addition, by virtue of its controlling ownership and the Tax Matters Agreement, Clear Channel Communications effectively controls all of our tax decisions. The Tax Matters Agreement provides that Clear Channel Communications has the sole authority to respond to and conduct all tax proceedings (including tax audits) relating to us, to file all income tax returns on our behalf and to determine the amount of our liability to (or entitlement to payment from) Clear Channel Communications under the Tax Matters Agreement. This arrangement may result in conflicts of interest between Clear Channel Communications and us. For example, under the Tax Matters Agreement, Clear Channel Communications is able to choose to contest, compromise or settle any adjustment or deficiency proposed by the relevant taxing authority in a manner that may be beneficial to Clear Channel Communications and detrimental to us.
     Moreover, notwithstanding the Tax Matters Agreement, federal law provides that each member of a consolidated group is liable for the group’s entire tax obligation. Thus, to the extent Clear Channel Communications or other members of the group fail to make any U.S. federal income tax payments required by law, we would be liable for the shortfall. Similar principles may apply for foreign, state and local income tax purposes where we file combined, consolidated or unitary returns with Clear Channel Communications or its subsidiaries for federal, foreign, state and local income tax purposes.
If Clear Channel Communications spins off our Class B common stock to its shareholders, we have agreed in the Tax Matters Agreement to indemnify Clear Channel Communications for its tax-related liabilities in certain circumstances.
     If Clear Channel Communications spins off our Class B common stock to its shareholders in a distribution intended to be tax-free under Section 355 of the Internal Revenue Code of 1986, as amended, which we refer to herein as the Code, we have agreed in the Tax Matters Agreement to indemnify Clear Channel Communications and its affiliates against any and all tax-related liabilities if such a spin-off fails to qualify as a tax-free distribution (including as a result of Section 355(e) of the Code) due to actions, events or transactions relating to our stock, assets or business, or a breach of the relevant representations or covenants made by us in the Tax Matters Agreement. If neither we nor Clear Channel Communications is responsible under the Tax Matters Agreement for any such spin-off not being tax-free under Section 355 of the Code, we and Clear Channel Communications have agreed to each be responsible for 50% of the tax-related liabilities arising from the failure of such a spin-off to so qualify.
Future sales or distributions of our shares by Clear Channel Communications could depress the market price for shares of our Class A common stock.
     Clear Channel Communications may sell all or part of the shares of our common stock it owns or distribute those shares to its shareholders, including pursuant to demand registration rights described in the Registration Rights Agreement. Sales or distributions by Clear Channel Communications of substantial amounts of our common stock in the public market or to its shareholders could adversely affect prevailing market prices for our Class A common stock. Clear Channel Communications has advised us it currently intends to continue to hold all of our common stock it owns. However, Clear Channel Communications is not subject to any contractual obligation that would prohibit it from selling, spinning off, splitting off or otherwise disposing of any shares of our common stock, except Clear Channel Communications has agreed not to sell, spin off, split off or otherwise dispose of any of our shares of common stock prior to May 10, 2006, without the prior written consent of the underwriters of our IPO, subject to certain limitations and limited exceptions. Consequently, we cannot assure you Clear Channel Communications will maintain its ownership of our common stock after May 10, 2006.

The terms of our arrangements with Clear Channel Communications may be more favorable than we will be able to obtain from an unaffiliated third party, and we may be unable to replace the services Clear Channel Communications provides us in a timely manner or on comparable terms.
     We and Clear Channel Communications entered into a Corporate Services Agreement. Pursuant to the Corporate Services Agreement, Clear Channel Communications and its affiliates agree to provide us with corporate services, including treasury, payroll and other financial services, executive officer services, human resources and employee benefit services, legal services, information systems and network services and procurement and sourcing support.
     We negotiated these arrangements with Clear Channel Communications in the context of a parent-subsidiary relationship. Although Clear Channel Communications is contractually obligated to provide us with services during the term of the Corporate Services Agreement, we cannot assure you these services will be sustained at the same level after the expiration of that agreement, or that we will be able to replace these services in a timely manner or on comparable terms. In addition, we cannot provide assurance that the amount we pay Clear Channel Communications for the services will be as favorable to us as that which may be available for comparable services provided by unrelated third parties. Other agreements with Clear Channel Communications also govern our relationship with Clear Channel Communications and provide for the allocation of employee benefit, tax and other liabilities and obligations attributable to our operations. The agreements also contain terms and provisions that may be more or less favorable than terms and provisions we might have obtained in arm’s length negotiations with unaffiliated third parties. If Clear Channel Communications ceases to provide services to us pursuant to those agreements, our costs of procuring those services from third parties may increase.
Any deterioration in the financial condition of Clear Channel Communications could adversely affect our access to the credit markets and increase our borrowing costs.
     For so long as Clear Channel Communications maintains a significant interest in us, a deterioration in the financial condition of Clear Channel Communications could have the effect of increasing our borrowing costs or impairing our access to the capital markets because of our reliance on Clear Channel Communications for availability under its revolving credit facility. In addition, because the interest rate we pay on the $2.5 billion intercompany note is based on the weighted average cost of debt for Clear Channel Communications, any such deterioration would likely result in an increase in Clear Channel Communications’ cost of debt and in our interest rate. To the extent we do not pass on our increased borrowing costs to our clients, our profitability, and potentially our ability to raise capital, could be materially affected. Also, until the first date Clear Channel Communications owns less than 50% of our voting stock, pursuant to the Master Agreement between us and Clear Channel Communications, as well as pursuant to the $2.5 billion intercompany note, Clear Channel Communications will have the ability to limit our ability to incur debt or issue equity securities, which could adversely affect our ability to meet our liquidity needs or to grow our business. See “Item 13. Certain Relationships and Related Transactions — Arrangements Between Clear Channel Communications and Us.”
Risks Related to Our Class A Common Stock
As a new public company, the price of our Class A common stock may fluctuate significantly, and you could lose all or part of your investment.
     As a new public company, the market price of our Class A common stock may be influenced by many factors, some of which are beyond our control, including:
•	our quarterly or annual earnings, or those of other companies in our industry;

•	our loss of a large client;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic conditions;

•	the failure of securities analysts to cover our Class A common stock or changes in financial estimates by analysts;

•	future sales by us or other shareholders of our Class A common stock; and

•	other factors described in “Item 1A. Risk Factors.”
     In recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has significantly impacted the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of these companies. The price of our Class A common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our stock price.
     In the past, some companies that have had volatile market prices for their securities have been subject to securities class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial legal costs and a diversion of our management’s attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.
Our stock ownership by Clear Channel Communications, provisions in our agreements with Clear Channel Communications and our corporate governance documents and Delaware law may delay or prevent an acquisition of us that our other shareholders may consider favorable, which could decrease the value of your shares of Class A common stock.
     For as long as Clear Channel Communications continues to own shares of our common stock representing more than 50% of the total voting power of our common stock, it will have the ability to control decisions regarding an acquisition of us by a third party. As a controlled company, we are exempt from some of the corporate governance requirements of the NYSE, including the requirement that our board of directors be comprised of a majority of independent directors. In addition, our amended and restated certificate of incorporation, bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include restrictions on the ability of our shareholders to remove directors, supermajority voting requirements for shareholders to amend our organizational documents, restrictions on a classified board of directors and limitations on action by our shareholders by written consent. Some of these provisions, such as the limitation on shareholder action by written consent, only become effective once Clear Channel Communications no longer controls us. In addition, our board of directors has the right to issue preferred stock without shareholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Delaware law also imposes certain restrictions on mergers and other business combinations between any holder of 15% or more of our outstanding voting stock. These restrictions under Delaware law do not apply to Clear Channel Communications while it retains at least 15% or more of our Class B common stock. Although we believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics and thereby provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some shareholders.
If Clear Channel Communications spins off our high vote Class B common stock to its shareholders and such shares do not convert into Class A common stock upon a sale or other transfer subsequent to such distribution, the voting rights of our Class A common stock will continue to be disproportionately lower than the voting rights of our Class B common stock.
     In connection with any distribution of shares of our Class B common stock to Clear Channel Communications’ common shareholders in a spin-off, Clear Channel Communications may elect in its sole discretion whether our Class B common stock so distributed will automatically convert into shares of Class A common stock upon a transfer or sale by the recipient subsequent to the spin-off or whether the Class B common stock will continue as high vote Class B common stock after the distribution. In the event the Class B common stock does not convert into Class A common stock upon a sale or transfer subsequent to a spin-off, the voting rights of Class A common stock will continue to be disproportionately lower than the voting rights of our Class B common stock. Therefore, the holders of our Class B common stock will continue to be able to direct the election of all the members of our board of directors and exercise a controlling influence over our business and affairs.

We currently do not intend to pay dividends on our Class A common stock.
     We do not expect to pay dividends on our Class A common stock in the foreseeable future. We are a holding company with no independent operations and no significant assets other than the stock of our subsidiaries. We therefore are dependent upon the receipt of dividends or other distributions from our subsidiaries to pay dividends. In addition, pursuant to the covenants on the $2.5 billion intercompany note with Clear Channel Communications, our ability to pay dividends is restricted. Accordingly, if you purchase shares in us, the price of our Class A common stock must appreciate in order to realize a gain on your investment. This appreciation may not occur.
We will incur increased costs as a result of being a public company.
     The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and New York Stock Exchange, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, when we cease to take advantage of the “controlled company” exemption available in the NYSE rules, we will have to add a number of independent directors in order that our board consist of a majority of independent directors and create additional board committees. In addition, we will incur additional costs associated with our public company reporting requirements. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, or our internal controls over financial reporting are not effective, the reliability of our financial statements may be questioned and our stock price may suffer.
     Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its combined subsidiaries’ internal controls over financial reporting. To comply with this statute, we will be required to document and test our internal control procedures; our management will be required to assess and issue a report concerning our internal controls over financial reporting; and our independent auditors will be required to issue an opinion on management’s assessment of those matters. Our compliance with Section 404 of the Sarbanes-Oxley Act will first be tested in connection with the filing of our annual report on Form 10-K for the fiscal year ending December 31, 2006. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are new and complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or significant deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. If our management cannot favorably assess the effectiveness of our internal controls over financial reporting or our auditors identify material weaknesses in our internal controls, investor confidence in our financial results may weaken, and our stock price may suffer.
Caution Concerning Forward Looking Statements
     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Except for the historical information, this Annual Report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including the future levels of cash flow from operations. Management believes all statements expressing expectations and projections with respect to future matters, including our ability to negotiate contracts having more favorable terms and the availability of capital resources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our financial performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass.

     A wide range of factors could materially affect future developments and performance, including:
•	the impact of general economic and political conditions in the United States and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;

•	the impact of the geopolitical environment;

•	our ability to integrate the operations of acquired companies;

•	shifts in population and other demographics;

•	industry conditions, including competition;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	changes in labor conditions;

•	fluctuations in exchange rates and currency values;

•	capital expenditure requirements;

•	the outcome of pending and future litigation settlements;

•	legislative or regulatory requirements;

•	interest rates;

•	the effect of leverage on our financial position and earnings;

•	taxes;

•	access to capital markets; and

•	certain other factors set forth in our filings with the Securities and Exchange Commission.
     This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.
ITEM 1B. Unresolved Staff Comments
Not Applicable
ITEM 2. Properties
     Our worldwide corporate headquarters are in San Antonio, Texas. The headquarters of our Americas advertising operations are in Phoenix, Arizona, and the headquarters of our international operations are in London, England. The types of properties required to support each of our advertising branches include offices, production facilities and structure sites. A branch and production facility is generally located in an industrial or warehouse district.
     We own or have acquired permanent easements for relatively few parcels of real property that serve as the sites for our outdoor displays. Our remaining outdoor display sites are leased. Our leases generally range from month-to-month to year-to-year and can be for terms of ten years or longer, and many provide for renewal options.

There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. We believe an important part of our management activity is to negotiate suitable lease renewals and extensions.
ITEM 3. Legal Proceedings
     From time to time, we are involved in legal proceedings arising in the ordinary course of business. Under our agreements with Clear Channel Communications, we have assumed and will indemnify Clear Channel Communications for liabilities related to our business. Other than as described below, we do not believe there is any litigation pending that would have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flow.
     We are the defendant in a lawsuit filed October 20, 1998 by Jorge Luis Cabrera, Sr., and Martha Serrano, as personal representatives of the Estate of Jorge Luis Cabrera, Jr., in the 11th Judicial Circuit in and for Miami-Dade County, Florida. The plaintiff alleged we negligently constructed, installed or maintained the electrical system in a bus shelter, which resulted in the death of Jorge Luis Cabrera, Jr. Martha Serrano settled her claims with us. On June 24, 2005, the jury rendered a verdict in favor of the plaintiff, and awarded the plaintiff $4.1 million in actual damages and $61.0 million in punitive damages. The Company filed a motion to have the punitive damages award reduced. The trial judge granted the Company’s motion. A final judgment in the amount of $4.1 million in compensatory damages and $12.3 million in punitive damages was signed on January 23, 2006. The Company has appealed the underlying judgment and the Plaintiff filed a cross-appeal. The Plaintiff seeks to reinstate the original award of punitive damages. We have insurance coverage for up to approximately $50.0 million in damages for this matter.
ITEM 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year 2005.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our Class A common stock trades on the New York Stock Exchange under the symbol “CCO.” There were 125 shareholders of record as of March 24, 2006. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table sets forth, for the calendar quarter indicated, the reported high and low sales price of our Class A common stock as reported on the NYSE, beginning on November 11, 2005, the first day of trading for our common stock.

	Common Stock
	Market Price
	High	Low
2005
Fourth Quarter	$20.40	$18.00
     See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.
Dividend Policy
     To date, we have not paid dividends on our common stock and we do not anticipate paying any dividends on the shares of our common stock in the foreseeable future. Pursuant to the covenants on the $2.5 billion intercompany note with Clear Channel Communications, our ability to pay dividends is restricted. If cash dividends were to be paid on our common stock, holders of Class A common stock and Class B common stock would share equally, on a per share basis, in any such cash dividend.
Use of Initial Public Offering Proceeds
     On November 10, 2005, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-127375) (“Registration Statement”) for our initial public offering. Under the Registration Statement, we registered 40,250,000 shares of our Class A common stock for an aggregate offering size of $885.5 million. In this offering we sold 35,000,000 shares of our Class A common stock. All of the 35,000,000 shares sold in this offering were sold at $18.00 per share. The offering closed on November 16, 2005. This offering was made through an underwriting syndicate led by Goldman, Sachs & Co. that acted as global coordinator and senior book-running manager. Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC acted as joint book-running managers for this offering. The aggregate gross proceeds from the sale of the 35,000,000 shares of our Class A common stock were $630.0 million. The aggregate net proceeds to us after the offering were $605.8 million, after deducting an aggregate of $24.2 million in underwriting discounts and commissions paid to the underwriters. The aggregate net proceeds were used to pay direct costs of the offering ($5.2 million) and repay debt outstanding to Clear Channel Communications ($600.6 million).
ITEM 6. Selected Financial Data
     The historical financial and other data prior to the IPO have been prepared on a combined basis from Clear Channel Communications combined financial statements using the historical results of operations and bases of the assets and liabilities of Clear Channel Communications’ Americas outdoor and international outdoor advertising businesses and give effect to allocations of expenses from Clear Channel Communications. Our historical financial data will not be indicative of our future performance nor will such data reflect what our financial position and results of operations would have been had we operated as an independent publicly traded company during the periods shown.
     We have prepared our combined financial statements as if Clear Channel Outdoor had been in existence as a separate company throughout all relevant periods. The results of operations data, segment data and cash flow data for the year ended December 2001 and the combined balance sheet data as of December 31, 2001 presented below were derived from our unaudited combined financial statements. The results of operations data, segment data and cash flow data for the remaining years presented below were derived from our audited consolidated and combined financial statements.

     You should read the information contained in this table in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical audited and unaudited consolidated and combined financial statements and the accompanying notes thereto included elsewhere in this Annual Report.

	Year Ended December 31,
(In thousands, except per share data)	2005	2004	2003	2002	2001
					(Unaudited)
Results of Operations Data:
Revenue	$2,666,078	$2,447,040	$2,174,597	$1,859,641	$1,748,030
Operating Expenses:
Direct operating expenses (exclusive of depreciation and amortization)	1,342,307	1,262,317	1,133,386	957,830	861,854
Selling, general and administrative expenses (exclusive of depreciation and amortization)	541,794	499,457	456,893	392,803	355,370
Depreciation and amortization	400,639	388,217	379,640	336,895	559,498
Corporate expenses (exclusive of depreciation and amortization)	61,096	53,770	54,233	52,218	62,266
Gain (loss) on disposition of assets — net	3,488	10,791	16,669	8,223	(9,805)

Operating income (loss)	323,730	254,070	167,114	128,118	(100,763)
Interest expense	15,687	14,177	14,201	11,623	13,331
Intercompany interest expense	182,667	145,653	145,648	227,402	220,798
Equity in earnings (loss) of nonconsolidated affiliates	9,844	(76)	(5,142)	3,620	(4,422)
Other income (expense) — net	(12,291)	(16,530)	(21,358)	(837)	25

Income (loss) before income taxes, minority interest and cumulative effect of a change in accounting principle	122,929	77,634	(19,235)	(108,124)	(339,289)
Income tax (expense) benefit:
Current	(51,173)	(23,422)	12,092	72,008	68,101
Deferred	5,689	(39,132)	(23,944)	(21,370)	(5,199)

Income tax (expense) benefit	(45,484)	(62,554)	(11,852)	50,638	62,902
Minority interest income (expense)	(15,872)	(7,602)	(3,906)	1,778	(4,186)

Income (loss) before cumulative effect of a change in accounting principle	61,573	7,478	(34,993)	(55,708)	(280,573)
Cumulative effect of a change in accounting principle, net of tax of, $113,173 in 2004 and $504,927 in 2002 (1)	—	(162,858)	—	(3,527,198)	—

Net income (loss)	$61,573	$(155,380)	$(34,993)	$(3,582,906)	$(280,573)

	Year Ended December 31,
(In thousands, except per share data)	2005	2004	2003	2002	2001
					(Unaudited)
Net income (loss) per common share:
Basic:
Income (loss) before cumulative effect of a change in accounting principle	$.19	$.02	$(.11)	$(.18)	$(.89)
Cumulative effect of a change in accounting principle	—	(.52)	—	(11.20)	—

Net income (loss)	$.19	$(.50)	$(.11)	$(11.38)	$(.89)

Weighted average common shares (2)	319,890	315,000	315,000	315,000	315,000
Diluted:
Income (loss) before cumulative effect of a change in accounting principle	$.19	$.02	$(.11)	$(.18)	$(.89)
Cumulative effect of a change in accounting principle	—	(.52)	—	(11.20)	—

Net income (loss)	$.19	$(.50)	$(.11)	$(11.38)	$(.89)

Weighted average common shares (2)	319,921	315,000	315,000	315,000	315,000

(In thousands)	As of December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Current assets	$900,295	$1,107,240	$958,669	$753,289	$642,536
Property, plant and equipment — net	2,153,428	2,195,985	2,264,106	2,213,817	2,039,002
Total assets	4,918,345	5,240,933	5,232,820	4,926,205	7,807,624
Current liabilities	793,812	749,055	736,202	642,330	1,825,904
Long-term debt, including current maturities	2,727,786	1,639,380	1,670,017	1,713,493	1,526,427
Shareholders’/owner’s equity	1,209,437	2,729,653	2,760,164	2,578,943	5,413,398

(1)	Cumulative effect of change in accounting principle for the year ended December 31, 2004, related to a non-cash charge recognized in accordance with the adoption of Topic D-108, Use of Residual Method to Value Acquired Assets other than Goodwill. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Indefinite-lived Assets.” Cumulative effect of change in accounting principle for the year ended December 31, 2002, related to an impairment of goodwill recognized in accordance with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

(2)	Weighted average common shares outstanding for the year ended December 31, 2005 reflects the sale of 35.0 million shares of our Class A common stock in our IPO on November 11, 2005.
The Selected Financial Data should be read in conjunction with Management’s Discussion and Analysis.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
     Management’s discussion and analysis, or MD&A, of our financial condition and results of operations is provided as a supplement to the audited annual financial statements and accompanying notes thereto to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The information included in MD&A should be read in conjunction with the annual financial statements. MD&A is organized as follows:
•	Overview. This section provides a general description of our business, as well as other matters we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the years ended December 31, 2005, 2004 and 2003. Our discussion is presented on both a consolidated and segment basis. Our reportable operating segments are Americas and international. Approximately 94% of our 2005 Americas revenues were derived from the United States, with the balance derived from Canada and Latin America. Approximately 51% of our 2005 international revenues were derived from France and the United Kingdom. Our French operations incurred a restructuring charge in the third quarter of 2005 and in 2003. One measure we use to manage our segments is operating income. Corporate expenses, gain on the disposition of assets — net, interest expense, equity in earnings (loss) of nonconsolidated affiliates, other income (expense) — net, income taxes, minority interest expense — net, and cumulative effect of change in accounting principle are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

•	Financial condition and liquidity. This section provides a discussion of our financial condition as of December 31, 2005, as well as an analysis of our cash flows for the years ended December 31, 2005 and 2004. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity, (ii) our key debt covenants and (iii) our outstanding debt and commitments (both firm and contingent) that existed as of December 31, 2005.

•	Seasonality. This section discusses seasonal performance of our Americas and international segments.

•	Market risk management. This section discusses how we manage exposure to potential losses arising from adverse changes in foreign currency exchange rates and interest rates.

•	Critical accounting estimates. This section discusses accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note A to our consolidated and combined financial statements included elsewhere in this Annual Report.
OVERVIEW
Description of Business
     Our revenues are derived from selling advertising space on approximately 875,000 displays owned or operated as of December 31, 2005, consisting primarily of billboards, street furniture displays and transit displays. We own the majority of our advertising displays, which typically are located on sites that we either lease or own or for which we have acquired permanent easements. Our advertising contracts with clients typically outline the number of displays reserved, the duration of the advertising campaign and the unit price per display. The margins on our billboard contracts tend to be higher than those on contracts for our other displays.
     Generally, our advertising rates are based on the “gross rating points,” or total number of impressions delivered expressed as a percentage of a market population, of a display or group of displays. The number of “impressions” delivered by a display is measured by the number of people passing the site during a defined period of time and, in some international markets, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic. To monitor our business, management typically reviews the average rates, average revenues per display, occupancy and inventory levels of each of our display types by market. In addition, because a significant portion of our advertising operations are conducted in foreign markets, management reviews the operating results from our foreign operations on a constant dollar basis. A constant dollar basis allows for comparison of operations independent of foreign exchange movements. Because revenue-sharing and minimum guaranteed payment arrangements are more prevalent in our international operations, the margins in our international operations typically are less than the margins in our Americas operations. Foreign currency transaction gains and losses, as well as gains and losses from translation of financial statements of subsidiaries and investees in highly inflationary countries, are included in operations.
     The significant expenses associated with our operations include (i) direct production, maintenance and installation expenses, (ii) site lease expenses for land under our displays and (iii) revenue-sharing or minimum guaranteed amounts payable under our billboard, street furniture and transit display contracts. Our direct production, maintenance and installation expenses include costs for printing, transporting and changing the advertising copy on our displays, the related labor costs, the vinyl and paper costs and the costs for cleaning and maintaining our displays. Vinyl and paper costs vary according to the complexity of the advertising copy and the quantity of displays. Our site lease expenses include lease payments for use of the land under our displays, as well as any revenue-sharing arrangements we may have with the landlords. The terms of our Americas site leases generally range from 1 to 50 years. Internationally, the terms of our site leases generally range from 3 to 15 years, but may vary across our networks.
     We have long-standing relationships with a diversified group of local, regional and national advertising brands and agencies in the United States and worldwide.
Relationship with Clear Channel Communications
     Clear Channel Communications has advised us its current intent is to continue to hold all of our Class B common stock and thereby retain its controlling interest in us. However, Clear Channel Communications is not subject to any contractual obligation that would prohibit it from selling, spinning off, splitting off or otherwise disposing of any shares of our common stock, except Clear Channel Communications has agreed not to sell, spin off, split off or otherwise dispose of any shares of our common stock prior to May 10, 2006, without the prior written consent of the underwriters of the IPO, subject to certain limitations and limited exceptions.
     Our branch managers have historically followed a corporate policy allowing Clear Channel Communications to use, without charge, Americas displays they or their staff believe would otherwise be unsold. Our sales personnel receive partial revenue credit for that usage for compensation purposes. This partial revenue credit is not included in our reported revenues. Clear Channel Communications bears the cost of producing the advertising and we bear the costs of installing and removing this advertising. In 2005, we estimated these discounted revenues would have been less than 2% of our Americas revenues. Under the Master Agreement, this policy will continue.
Factors Affecting Results of Operations and Financial Condition
     Our revenues are derived primarily from the sale of advertising space on displays we own and operate in key markets worldwide, and our operating results are therefore affected by general economic conditions, as well as trends in the out-of-home advertising industry.
     The outdoor advertising industry is significantly influenced by general local and national economic conditions, as well as the general advertising environment in individual markets. In July 2005, we announced a plan to restructure our French operations to reduce approximately 6% of our French workforce and streamline our operations, which we anticipate will provide cost savings over the next three years. In connection with this restructuring effort, we recorded approximately $26.6 million as a component of selling, general and administrative expenses.
     Government regulation and geopolitical events also impact the outdoor advertising industry. In certain markets, deregulation of the advertising industry may have a negative impact on our revenues. For example, recent changes in French regulation will allow advertisers to place retail advertisements on television by January 1, 2007. We anticipate that such changes will impact our national advertising revenues derived from France as a portion of French retail advertising dollars shift from outdoor media to television. National retail advertising in France was approximately 3% of our consolidated global revenues.
     The outdoor advertising industry is also influenced by the commuting habits of the general population. Population growth and increasing drive and other commute times are key growth drivers for us. Outdoor advertising provides advertisers the ability to capture a growing mobile audience base that spends an increasing amount of time out-of-home. Technological advances also provide opportunities in the outdoor advertising industry. For example, digital display capabilities offer innovative advances in electronic displays. Technological advances are also expected to allow us to quickly and frequently change advertisements on displays, facilitating our transition from selling an advertiser display space to selling an advertiser time on multiple displays.
     There are several additional factors that could materially impact our results of operations. See “Risk Factors” for a more comprehensive list of these factors.
Basis of Presentation
     Our combined financial statements for the periods prior to our initial public offering have been derived from the financial statements and accounting records of Clear Channel Communications, principally from the statements and records representing Clear Channel Communications’ Americas and International Outdoor segments, using the historical results of operations and historical bases of assets and liabilities of our business. The consolidated and combined statements of operations include expense allocations for certain corporate functions historically provided to us by Clear Channel Communications. These allocations were made on a specifically identifiable basis or using relative percentages of headcount as compared to Clear Channel Communications’ other businesses or other methods. We and Clear Channel Communications considered these allocations to be a reflection of the utilization of services provided. Additionally, Clear Channel Communications primarily uses a centralized approach to cash management and the financing of its operations with all related acquisition activity prior to the IPO between Clear Channel Communications and us reflected in our shareholders’/owner’s equity as “Owner’s net investment” while all other cash transactions are recorded as part of “Due from Clear Channel Communications” in the accompanying consolidated and combined balance sheets.
     Under the Corporate Services Agreement, Clear Channel Communications will allocate to us our share of costs for services provided on our behalf based on actual direct costs incurred by Clear Channel Communications or an estimate of Clear Channel Communications’ expenses incurred on our behalf. For the years ended December 31, 2005, 2004 and 2003, we recorded approximately $16.0 million, $16.6 million and $19.6 million, respectively, as a component of corporate expenses for these services.
     We believe the assumptions underlying the combined financial statements prior to the IPO are reasonable. However, the combined financial statements may not necessarily reflect our results of operations, financial position and cash flows in the future or what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone company during the periods presented.

RESULTS OF OPERATIONS
Consolidated and Combined Results of Operations
     The following table summarizes our historical results of operations:

(In thousands)	Year Ended December 31,
	2005	2004	2003
Revenue	$2,666,078	$2,447,040	$2,174,597
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization)	1,342,307	1,262,317	1,133,386
Selling, general and administrative expenses (exclusive of depreciation and amortization)	541,794	499,457	456,893
Depreciation and amortization	400,639	388,217	379,640
Corporate expenses (exclusive of depreciation and amortization)	61,096	53,770	54,233
Gain on disposition of assets — net	3,488	10,791	16,669

Operating income	323,730	254,070	167,114
Interest expense (including intercompany)	198,354	159,830	159,849
Equity in earnings (loss) of nonconsolidated affiliates	9,844	(76)	(5,142)
Other income (expense)— net	(12,291)	(16,530)	(21,358)

Income (loss) before income taxes, minority interest and cumulative effect of a change in accounting principle	122,929	77,634	(19,235)
Income tax (expense) benefit:
Current	(51,173)	(23,422)	12,092
Deferred	5,689	(39,132)	(23,944)

Income tax (expense) benefit	(45,484)	(62,554)	(11,852)
Minority interest expense— net	15,872	7,602	3,906

Income (loss) before cumulative effect of a change in accounting principle	61,573	7,478	(34,993)
Cumulative effect of a change in accounting principle, net of tax of $113,173 in 2004	—	(162,858)	—

Net income (loss)	$61,573	$(155,380)	$(34,993)

Revenue
     Our revenue increased approximately $219.0 million, or 9%, during 2005 as compared to 2004. Included in these results is approximately $8.6 million from increases in foreign exchange as compared to the same period of 2004. Our Americas operations contributed approximately $124.3 million primarily from increased rates on our bulletin and poster inventory during 2005. Our international operations contributed approximately $47.4 million related to our consolidation of Clear Media Limited, a Chinese outdoor advertising company. In the third quarter of 2005, we increased our investment in Clear Media to a majority controlling interest. We previously accounted for this investment as an equity method investment. In addition, our international operations also experienced improved yield on our street furniture inventory during 2005 compared to 2004. Partially offsetting this international revenue growth was a decline in revenue in our French business in 2005 as compared to 2004.
     Our revenue increased approximately $272.4 million, or 13%, during 2004 as compared to 2003. Included in the increase is approximately $128.6 million from foreign exchange increases. Our Americas operations contributed approximately $85.7 million to the increase, primarily from increased rates on our bulletin and poster inventory. In addition to foreign exchange increases, our international operations contributed $58.1 million to the increase, principally from street furniture sales as a result of an increase in average revenue per display.

Direct Operating Expenses
     Direct operating expenses increased approximately $80.0 million, or 6%, during 2005 as compared 2004. Included in these expenses is approximately $4.1 million from increases in foreign exchange as compared to the same period of 2004. Our Americas operations contributed approximately $21.8 million to the increased expense primarily due to increased site lease expenses from higher revenue sharing rentals on our transit, mall and wallscape inventory as well as increased direct production expenses, all associated with the increase in revenues. Our international operations experienced higher expenses attributable to increases in revenue sharing and minimum annual guarantees partially from new contracts entered in 2005 and approximately $18.3 million from our consolidation of Clear Media.
     Direct operating expenses increased $128.9 million, or 11%, during 2004 as compared to 2003. Included in the increase is approximately $76.0 million from foreign exchange increases. Our Americas operations contributed approximately $33.6 million primarily from increased site lease rent expense. Our international operations had more direct operating expenses due to higher site lease rent expense and approximately $6.2 million from the consolidation of a joint venture.
Selling, General and Administrative Expenses (SG&A)
     SG&A increased approximately $42.3 million, or 8%, during 2005 as compared to 2004. Included in these expenses is approximately $1.7 million from increases in foreign exchange as compared to the same period of 2004. Our Americas operations increased approximately $13.7 million primarily from increased commission expenses associated with the increase in revenues. In addition to foreign exchange increases, our international operations SG&A increased $26.6 million from restructuring costs from restructuring our business in France during the third quarter of 2005.
     SG&A increased approximately $42.6 million, or 9%, during 2004 as compared to 2003. Included in the increase is approximately $31.3 million from foreign exchange increases. SG&A in our Americas operations increased approximately $11.4 million primarily from higher commission expenses associated with the increase in revenue. In addition to foreign exchange increases, our international operations SG&A increased due primarily to a $4.1 million restructuring charge in Spain, $2.6 million associated with the consolidation of a joint venture, and increased commission expenses associated with the increase in revenue in 2004. These increases were partially offset by a reduction in expenses related $13.8 million restructuring charge in France recorded in 2003, which did not reoccur in 2004.
Depreciation and Amortization
     Depreciation and amortization increased approximately $12.4 million in 2005 as compared to 2004. The increase is primarily attributable to the consolidation of Clear Media and from increases in foreign exchange rates, partially offset by a decrease in our Americas segment as a result of fewer display removals in 2005 which resulted in less accelerated depreciation.
     Depreciation and amortization increased approximately $8.6 million in 2004 as compared to 2003. The increase is primarily attributable to approximately $3.0 million related to damage from the hurricanes that struck Florida and the Gulf Coast during the third quarter of 2004 and approximately $18.8 million from fluctuations in foreign exchange rates that impacted our international segment, largely offset by accelerated depreciation on display removals of approximately $17.1 million recognized during 2003 that did not reoccur during 2004.
Corporate Expenses
     Corporate expenses increased approximately $7.3 million in 2005 as compared to 2004. The increase is primarily a result of higher performance related bonus expenses.
     Clear Channel Communications provides management services to us, which include, among other things, (i) treasury, payroll and other financial related services, (ii) executive officer services, (iii) human resources and employee benefits services, (iv) legal, public affairs and related services, (v) information systems, network and related services, (vi) investment services, (vii) procurement and sourcing support services, and (viii) other general corporate services. These services are allocated to us based on actual direct costs incurred or on Clear Channel

Communications’ estimate of expenses relative to a seasonally adjusted headcount. For the years ended December 31, 2005, 2004, and 2003, we recorded approximately $16.0 million, $16.6 million, and $19.6 million, respectively, as a component of corporate expenses for these services.
Interest Expense (Including Intercompany)
     Interest expense increased $38.5 million during 2005 as compared to 2004 primarily from a $2.5 billion intercompany note with Clear Channel Communications issued on August 2, 2005. The note accrues interest at a variable per annum rate based on the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. The interest rate as of December 31, 2005 was 5.9%.
     Prior to the date of the IPO, we had in place two fixed principal and interest rate notes. The first note, in the original principal amount of approximately $1.4 billion, accrued interest at a per annum rate of 10%. The second note, in the original principal amount of $73.0 million, accrued interest at a per annum rate of 9%. We used all of the net proceeds of the IPO, along with our balance in the “Due from Clear Channel Communications” account, to repay a portion of the outstanding balances of the $1.4 billion and $73.0 million intercompany notes. The remaining balance of $393.7 million was recorded as a capital contribution pursuant to the Master Agreement between us and Clear Channel Communications.
Other Income (Expense) — Net
     The principal components of other income (expense) — net were:

(In millions)	Year Ended December 31,
	2005	2004	2003
Royalty fee	$(14.8)	$(15.8)	$(14.1)
Transitional asset retirement obligation	—	—	(7.0)
Other	2.5	(.7)	(.3)

Total other income (expense) – net	$(12.3)	$(16.5)	$(21.4)

     The royalty fee represents payments to Clear Channel Communications for our use of certain trademarks and licenses.
Income Taxes
     Our operations are included in a consolidated income tax return filed by Clear Channel Communications. However, for our financial statements, our provision for income taxes was computed on the basis that we file separate consolidated income tax returns with our subsidiaries.
     Our effective tax rate for the year ended December 31, 2005 was 37%. During 2005, the company recorded a current tax benefit of approximately $8.0 million due to the favorable resolution of certain tax contingencies in 2005 which resulted in a lower effective tax rate for the year.
     The increase in current tax expense of $27.8 million for the year ended December 31, 2005 was due primarily to an increase in “Income (loss) before income taxes and cumulative effect of a change in accounting principle” of $45.3 million. Deferred tax expense decreased by $44.8 million for the year ended December 31, 2005 due to less tax depreciation recorded in 2005 as well as certain tax losses on the disposition of assets recorded in 2004. The decrease in tax depreciation is primarily the result of the expiration of certain favorable bonus depreciation tax rules in 2004.
     Our effective tax rate for the year ended December 31, 2004 was 89%. The effective tax rate is primarily a result of our mix of earnings and losses in foreign jurisdictions and certain deferred tax adjustments necessary to transition from being a wholly-owned subsidiary.
     In 2004, current and deferred foreign tax expense of $16.6 million was recorded on certain international subsidiaries generating net positive taxable income. There were no current and deferred foreign tax benefits recorded on certain international subsidiaries generating taxable losses due to the uncertainty of the ability to utilize such losses within the applicable carryforward periods. The impact of the foregoing provides for foreign tax expense of $16.6 million on foreign pre-tax earnings of $14.8 million, which is an effective tax rate of 112.2% The foreign tax rate in combination with certain adjustments to our domestic effective tax rate related to (i) additional state deferred tax expense necessary to adjust state deferred tax assets to an amount expected to be recoverable in future years considering the pending Clear Channel Communications group structure changes, and (ii) additional current tax expense of approximately $6.3 million necessary to accrue for tax and interest on ongoing tax contingencies, contribute to our overall effective tax rate for the period.
     During 2003, we recorded additional current tax expense due to certain tax contingencies of approximately $10.1 million. In addition, we did not record a tax benefit on certain tax losses from our foreign operations due to the uncertainty of the ability to utilize those tax losses in the future. As a result of the above items, our effective tax rate of negative 51% resulted in an income tax expense of approximately $11.9 million on an approximately $23.1 million loss before income taxes and cumulative effect of a change in accounting principle for the year ended December 31, 2003.
Cumulative Effect of a Change in Accounting Principle
     The SEC staff issued Staff Announcement No. D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill, at the September 2004 meeting of the Emerging Issues Task Force which we adopted in the fourth quarter of 2004. The Staff Announcement states that the residual method should no longer be used to value intangible assets other than goodwill. Rather, a direct method should be used to determine the fair value of all intangible assets other than goodwill required to be recognized under Statement of Financial Accounting Standards No. 141, Business Combinations. Our adoption of the Staff Announcement resulted in the aggregate carrying value of our Americas permits exceeding their fair value. The Staff Announcement requires us to report the excess value of approximately $162.9 million, net of tax, as a cumulative effect of a change in accounting principle.
Americas Results of Operations

(In thousands)	Year Ended December 31,
	2005	2004	2003
Revenue	$1,216,382	$1,092,089	$1,006,376
Direct operating expenses	490,519	468,687	435,075
Selling, general and administrative expenses	186,749	173,010	161,579
Depreciation and amortization	180,559	186,620	194,237

Operating income	$358,555	$263,772	$215,485

     For the year ended December 31, 2005, our revenue grew approximately $124.3 million, or 11%, over the prior year. The increase was primarily due to an increase in bulletin and poster revenues attributable to increased rates during 2005. Increased revenues from our airport, street furniture and transit advertising displays also contributed to the revenue increase. Growth occurred across our markets including New York, Miami, Houston, Seattle, Cleveland and Las Vegas. Strong advertising client categories for the year included business and consumer services, entertainment and amusements, retail and telecommunications.
     Direct operating expenses increased approximately $21.8 million, or 5%, during the 2005 as compared to 2004. The increase is primarily related to increased site lease expenses from higher revenue sharing rentals on our transit, mall and wallscape inventory as well as increased direct production expenses, all associated with the increase in revenues. SG&A increased $13.7 million, or 8%, primarily from increased commission expenses associated with the increase in revenues.
     Depreciation and amortization declined $6.1 million in 2005 as compared to 2004 primarily from fewer display removals during the current period, which resulted in less accelerated depreciation. We suffered hurricane damage on some of our billboards in Florida and the Gulf Coast which required us to write-off the remaining book value of these structures as additional depreciation and amortization expense in 2004.

     During 2004, revenue increased approximately $85.7 million, or 9%, over 2003. Revenue growth occurred across our inventory, with bulletins and posters leading the way. Increased rates drove the growth in bulletin revenues, partially offset by a decrease in occupancy. We also grew rates on our poster inventory in 2004, with occupancy flat compared to 2003. Revenue growth occurred across the nation, fueled by growth in Los Angeles, New York, Miami, San Antonio, Seattle and Cleveland. The client categories leading revenue growth remained consistent throughout the year, the largest being entertainment. Business and consumer services was also a strong client category and was led by advertising spending from banking and telecommunications clients. Revenues from the automotive client category increased due to national, regional and local auto dealer advertisements.
     Direct operating expenses increased approximately $33.6 million, or 8%, during 2004 as compared to 2003 primarily as a result of $21.8 million from site lease rent expense as a result of an increase in revenue-share payments associated with the increase in revenues. Our SG&A in 2004 increased approximately $11.4 million, or 7%, primarily from approximately $5.1 million related to commission and wage expenses relative to the growth in revenue.
International Results of Operations

(In thousands)	Year Ended December 31,
	2005	2004	2003
Revenue	$1,449,696	$1,354,951	$1,168,221
Direct operating expenses	851,788	793,630	698,311
Selling, general and administrative expenses	355,045	326,447	295,314
Depreciation and amortization	220,080	201,597	185,403

Operating income (loss)	$22,783	$33,277	$(10,807)

     Revenue increased approximately $94.7 million, or 7%, during 2005 as compared to 2004. Revenue growth was attributable to increases in our street furniture and transit revenues. We also experienced improved yield on our street furniture inventory during 2005 compared to 2004. Also included in the year ended December 31, 2005 is approximately $47.4 million from our consolidation of Clear Media, which we previously accounted for as an equity method investment. Leading markets contributing to the Company’s international revenue growth were China, Italy, the United Kingdom and Australia. The Company faced challenges in France throughout 2005, with revenues declining from 2004. Strong advertising categories during 2005 were food and drink, retail, media and entertainment, business and consumer services and financial services
     Direct operating expenses grew $58.2 million, or 7%, during the year ended December 31, 2005 as compared to 2004. Our direct operating expenses increased as a result of higher site lease rental expense associated with increases in revenue sharing and minimum annual guarantees partially from new contracts entered in 2005. Included in the increase is approximately $18.3 million from our consolidation of Clear Media. Our SG&A grew approximately $28.6 million, or 9%, during 2005 as compared to 2004 primarily due to a $26.6 million charge associated with our restructuring of our business in France during the third quarter of 2005
     Depreciation and amortization expense increased approximately $18.5 million in 2005 as compared to 2004, due primarily to our consolidation of Clear Media and increases in foreign exchange.
     During 2004, revenue increased approximately $186.7 million, or 16%, over 2003, including approximately $128.6 million from foreign exchange increases. Street furniture sales in the United Kingdom, Belgium, Australia, New Zealand and Denmark were the leading contributors to our revenue growth. We saw strong demand for our street furniture inventory, enabling us to realize an increase in the average revenue per display. Our billboard revenues increased slightly as a result of an increase in average revenues per display. Also contributing to the increase was approximately $10.4 million related to the consolidation of our outdoor advertising joint venture in Australia during the second quarter of 2003, which we previously accounted for under the equity method of accounting. Our 2004 results were tempered by a difficult competitive environment for billboard sales in the United Kingdom and challenging market conditions for all of our products in France.

     Direct operating expenses increased $95.3 million, or 14%, during 2004 as compared to 2003. Included in the increase is approximately $76.0 million from foreign exchange increases. In addition to foreign exchange, direct operating expenses grew approximately $19.3 million during this period, principally from higher site lease rent expense and approximately $6.2 million from the consolidation of a joint venture in Australia, which was previously accounted for under the equity method. SG&A increased $31.1 million, or 11%, during 2004 as compared to 2003. Included in the increase is approximately $31.3 million from foreign exchange increases. After the effect of foreign exchange increases, SG&A declined approximately $0.2 million. The decline is primarily due to a restructuring charge of $13.8 million in France taken during 2003, partially offset by a restructuring charge of $4.1 million in Spain taken during 2004, $2.6 million associated with the consolidation of a joint venture, as well as increased commission expenses associated with the increase in revenue during 2004.
     Depreciation and amortization increased approximately $16.2 million in 2004 as compared to 2003 primarily attributable to foreign exchange increases.
Reconciliation of Segment Operating Income (Loss)

(In thousands)	Year Ended December 31,
	2005	2004	2003
Americas	$358,555	$263,772	$215,485
International	22,783	33,277	(10,807)
Corporate	(61,096)	(53,770)	(54,233)
Gain on disposition of assets – net	3,488	10,791	16,669

Consolidated and combined operating income	$323,730	$254,070	$167,114

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition as of December 31, 2005
     As of December 31, 2005, we had approximately $2.7 billion of debt, approximately $108.6 million of cash and cash equivalents and approximately $1.2 billion of shareholders’ equity.
Cash Flows
     The following table summarizes our historical cash flows.

(In thousands)	Year Ended December 31,
	2005	2004
Cash provided by (used in):
Operating activities	$510,088	$492,495
Investing activities	$(361,371)	$(310,658)
Financing activities	$(77,550)	$(182,006)
Operating Activities
     2005
     Net cash flow from operating activities of $510.1 million for the year ended December 31, 2005 principally reflects net income of $61.6 million and depreciation and amortization of $400.6 million. Net cash flow from operating activities also reflects decreases in current assets, accounts payable and deferred income. These decreases were partially offset by increases in accounts receivable, prepaid expenses and accrued income taxes.
     2004
     Net cash flow from operating activities of $492.5 million for the year ended December 31, 2004 principally reflects a net loss of $155.4 million, adjusted for non-cash charges of $162.9 million for the adoption of Topic D-108 and depreciation and amortization of $388.2 million. Net cash flows from operating activities also reflects increases in accounts receivable, accounts payable, accrued expenses and other liabilities and accrued income taxes.

Investing Activities
     2005
     Net cash used in investing activities of $361.4 million for the year ended December 31, 2005 principally reflects capital expenditures of $208.2 million related to purchases of property, plant and equipment and $99.6 million related to acquisitions of operating assets.
     2004
     Net cash used in investing activities of $310.7 million for the year ended December 31, 2004 principally reflects capital expenditures of $176.1 million related to purchases of property, plant and equipment and $94.9 million related to acquisitions of operating assets.
Financing Activities
     2005
     Cash used in financing activities was $77.6 million for the year ended December 31, 2005. Included in cash flow from financing activities are changes in the “Due from Clear Channel Communications” account which relates to cash transfers between our Americas operations and Clear Channel Communications. For the year ended December 31, 2005, we had a net transfer of cash to Clear Channel Communications of approximately $70.0 million. Also included in cash used in financing activities is the $600.6 million in proceeds received from the IPO which was used, along with the balance outstanding in the “Due from Clear Channel Communications” account, to pay off a portion of the $1.4 billion and $73.0 million intercompany notes with Clear Channel Communications.
     2004
     Cash used in financing activities of $182.0 million for the year ended December 31, 2004, principally reflects a net reduction in debt of $33.8 million and net payments of $148.2 million to Clear Channel Communications.
Liquidity
Sources of Capital
     Our primary sources of liquidity and capital resources are cash flows generated from our operations, availability of up to $150.0 million under a revolving credit facility sub-limit for use in our international operations through Clear Channel Communications, funding through a cash management note with Clear Channel Communications and available cash and cash equivalents.
     Management believes future funds generated from our operations and available borrowing capacity of up to $150.0 million under the sub-limit of the Clear Channel Communications revolving credit facility discussed below will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors.
     Our cash flow from operations was $510.1 million, $492.5 million, and $433.5 million for 2005, 2004 and 2003, respectively. Certain of our international subsidiaries have the ability to borrow under a $150.0 million sub-limit of the Clear Channel Communications revolving credit facility discussed below under “— Bank Credit Facility,” to the extent Clear Channel Communications has not already borrowed against this capacity. At December 31, 2005, approximately $135.0 million was available for future borrowings under this facility.

     As of December 31, 2005 and 2004, we had the following debt outstanding, cash and cash equivalents and amounts due from Clear Channel Communications:

(In millions)	Year Ended December 31,
	2005	2004
Bank credit facility	$15.0	$23.9
Debt with Clear Channel Communications	2,500.0	1,463.0
Other long-term debt	212.8	152.4

Total debt	2,727.8	1,639.3
Less: Cash and cash equivalents	108.6	37.9
Less: Due from Clear Channel Communications	0.1	302.6

	$2,619.1	$1,298.8

     Bank Credit Facility. In addition to cash flows from operations, a primary source of our liquidity is through borrowings under a $150.0 million sub-limit included in Clear Channel Communications’ five-year, multicurrency $1.75 billion revolving credit facility. Certain of our international subsidiaries may borrow under the sub-limit to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. The interest rate on outstanding balances under the credit facility is based upon LIBOR or, for Euro denominated borrowings, EURIBOR, plus, in each case, a margin. At December 31, 2005, the outstanding balance on the sub-limit was approximately $15.0 million, and approximately $135.0 million was available for future borrowings, with the entire balance to be paid on July 12, 2009. At December 31, 2005, the interest rate on borrowings under this credit facility was 4.2%. As of March 24, 2006, the outstanding balance on the sub-limit was $15.5 million and $134.5 million was available for future borrowings.
     Debt with Clear Channel Communications. In 2003, two intercompany notes were issued to Clear Channel Communications in the total original principal amount of approximately $1.5 billion. The first intercompany note in the original principal amount of approximately $1.4 billion accrued interest at a per annum rate of 10%. The second intercompany note in the original principal amount of $73.0 million accrued interest at a per annum rate of 9%. We used all of the net proceeds of the IPO, along with our balance in the “Due from Clear Channel Communications” account, to repay a portion of the outstanding balances of the $1.4 billion and $73.0 million intercompany notes. The remaining balance of $393.7 million was recorded as a capital contribution pursuant to the Master Agreement between us and Clear Channel Communications.
     On August 2, 2005, we distributed a note in the original principal amount of $2.5 billion to Clear Channel Communications as a dividend. This note matures on August 2, 2010 and may be prepaid in whole or in part at any time. The note accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. This note is mandatorily payable upon a change of control of us and, subject to certain exceptions, all proceeds from debt or equity raised by us must be used to prepay such note. At December 31, 2005, the interest rate on the $2.5 billion intercompany note was 5.9%.
     Our working capital requirements and capital for general corporate purposes, including acquisitions and capital expenditures, historically have been satisfied as part of the corporate-wide cash management policies of Clear Channel Communications. After the IPO, our working capital requirements and capital for general corporate purposes may be provided to us by Clear Channel Communications, in its sole discretion, pursuant to a cash management note issued by us to Clear Channel Communications. See “Cash and cash equivalents; cash management policies,” below. Without the opportunity to obtain financing from Clear Channel Communications, we may need to obtain additional financing from banks, or through public offerings or private placements of debt, strategic relationships or other arrangements at some future date. Management currently believes we could raise the funds if needed given our credit profile. Additionally, management believes our publicly traded stock could be used as a source to raise capital through public or private placements of our equity securities. Subject to certain exceptions, the first $2.5 billion of such debt or equity proceeds (plus an amount equal to accrued interest thereon) would be required to be used to prepay the $2.5 billion intercompany note, unless such requirement is waived by Clear Channel Communications.

     Other long-term debt. Other long-term debt consists primarily of loans with international banks and other types of debt. At December 31, 2005, approximately $212.8 million was outstanding as other long-term debt.
     Cash and cash equivalents; cash management policies. We have an account that represents net amounts due to or from Clear Channel Communications, which is recorded as “Due from Clear Channel Communications” on the consolidated and combined balance sheets. Included in the account is the net activity resulting from day-to-day cash management services provided by Clear Channel Communications pursuant to the Corporate Services Agreement entered into between Clear Channel Communications and us. As part of the cash management services, on a daily basis, cash from our U.S. based operations is transferred to a concentration account maintained by us which is then transferred, or used to fund, our disbursement account. Our disbursement account is used to pay our accounts payable and payroll obligations. Any amount remaining in our concentration account after funding our disbursement account is transferred to Clear Channel Communications or Clear Channel Communications transfers cash to our concentration account to fund our disbursement account. The net cash position after transfers of cash between Clear Channel Communications and us is determined by Clear Channel Communications and recorded in our financial statements as an asset in “Due from Clear Channel Communications” or, if owed by us, as a liability in “Due to Clear Channel Communications.” After our IPO, these balances are evidenced by interest accruing cash management notes between us and Clear Channel Communications. At December 31, 2005 the balance in “Due from Clear Channel Communications” was $0.1 million. The net interest income for the year ended December 31, 2005 was $0.1 million.
     Unlike the management of cash from our U.S. based operations, the amount of cash, if any, which is transferred from our foreign operations to Clear Channel Communications is determined on a basis mutually agreeable to us and Clear Channel Communications, and not on a pre-determined basis. In arriving at such mutual agreement, the reasonably foreseeable cash needs of our foreign operations are evaluated before a cash amount is considered as an excess or surplus amount for transfer to Clear Channel Communications.
     For so long as Clear Channel Communications maintains a significant interest in us, a deterioration in the financial condition of Clear Channel Communications could increase our borrowing costs or impair our access to the capital markets because of our reliance on Clear Channel Communications for availability under its revolving credit facility. In addition, because the interest rate we pay on our $2.5 billion promissory note is based on the weighted average cost of debt for Clear Channel Communications, any such deterioration would likely result in an increase in our interest rate. To the extent we cannot pass on our increased borrowing costs to our clients, our profitability, and potentially our ability to raise capital, could be materially affected. Also, so long as Clear Channel Communications maintains a significant interest in us, pursuant to the Master Agreement between Clear Channel Communications and us, Clear Channel Communications will have the ability to limit our ability to incur debt or issue equity securities, which could adversely affect our ability to meet our liquidity needs. In addition, the $2.5 billion intercompany note requires us to prepay it in full upon a change of control (as defined in the note), and, upon our issuances of equity and incurrence of debt, subject to certain exceptions, to prepay the note in the amount of net proceeds received from such events.
Uses of Capital
     Our primary uses of capital are funding our working capital needs, debt service, acquisitions and capital expenditures. Our working capital needs are generally funded through cash flows from operations. Other uses of capital include cash paid for interest, which was $195.4 million, $175.4 million and $198.3 million during the years ended December 31, 2005, 2004 and 2003, respectively.
     Our short and long term cash requirements for funding working capital include minimum annual guarantees for our street furniture contracts and operating leases. Minimum annual guarantees and operating lease requirements are included in our direct operating expenses, which historically have been satisfied by cash flows from operations. For 2006, we are committed to $356.1 million and $202.7 million for minimum annual guarantees and operating leases, respectively. Our long-term commitments for minimum annual guarantees, operating leases and capital expenditure requirements are included in “Contractual and Other Obligations,” below.
     We have entered into certain agreements relating to acquisitions that provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired company. We will continue to accrue additional amounts related to such contingent payments if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, would not significantly impact our financial position or results of operations. The following is a summary of our acquisition activity for the years ended December 31, 2005, 2004 and 2003:
     2005 Acquisitions. During 2005, we acquired display faces for approximately $130.4 million in cash and acquired a controlling majority interest in Clear Media for approximately $8.9 million in cash. As a result of consolidating Clear Media during the third quarter of 2005, the acquisition resulted in an increase to our cash of $39.7 million.
     2004 Acquisitions. In September 2004, we acquired Medallion Taxi Media, Inc. for approximately $31.6 million. In addition, during 2004 we acquired display faces for approximately $60.8 million in cash and acquired equity interests in international outdoor companies for approximately $2.5 million in cash. We also exchanged advertising assets, valued at approximately $23.7 million, for other advertising assets valued at approximately $32.3 million.
     2003 Acquisitions. During 2003 we acquired display faces for approximately $28.3 million in cash. We also acquired investments in nonconsolidated affiliates for approximately $10.7 million in cash and acquired an additional 10% interest in a subsidiary for approximately $5.1 million in cash.
     Capital Expenditures. Our capital expenditures have consisted of the following:

(In millions)	Year Ended December 31,
	2005	2004	2003
Non-revenue producing	$78.1	$70.1	$63.4
Revenue producing	130.1	106.0	141.7

Total capital expenditures	$208.2	$176.1	$205.1

     We define non-revenue producing capital expenditures as those expenditures required on a recurring basis. Revenue producing capital expenditures are discretionary capital investments for new revenue streams, similar to an acquisition. Capital expenditures increased $32.1 million in 2005 as compared to 2004. The consolidation of Clear Media in 2005 contributed $15.4 million to the increase. Our capital expenditures declined from 2003 to 2004, primarily as a result of fewer revenue producing capital expenditures in our international segment. Due to successful bidding on street furniture contracts in prior years, we needed to supply the street furniture required under the contracts.
     Part of our long-term strategy is to pursue the technology of electronic displays, including flat screens, LCDs and LEDs, as alternatives to traditional methods of displaying our clients’ advertisements. We are currently performing limited tests of these technologies in certain markets. We believe cash flow from operations will be sufficient to fund these expenditures because we expect enhanced margins through: (i) lower cost of production as the advertisements will be digital and controlled by a central computer network, (ii) decreased down time on displays because the advertisements will be digitally changed rather than manually posted paper or vinyl on the face of the display, and (iii) incremental revenue through more targeted and time specific advertisements allowing us to sell more advertisements on a single display.
Covenant Compliance
     The $2.5 billion intercompany note requires us to comply with various negative covenants, including restrictions on the following activities: incurring consolidated funded indebtedness (as defined in the note), excluding intercompany indebtedness, in a principal amount in excess of $400.0 million at any one time outstanding; creating liens; making investments; entering into sale and leaseback transactions (as defined in the note), which when aggregated with consolidated funded indebtedness secured by liens, will not exceed an amount equal to 10% of our total consolidated shareholders’ equity (as defined in the note) as shown on our most recently reported annual audited consolidated financial statements; disposing of all or substantially all of our assets; entering into mergers and consolidations; declaring or making dividends or other distributions; repurchasing our equity; and entering into transactions with our affiliates.

     In addition, the note requires us to prepay it in full upon a change of control. The note defines a change of control to occur when Clear Channel Communications ceases to control (i) directly or indirectly, more than 50% of the aggregate voting equity interests of us, our operating subsidiary or our respective successors or assigns, or (ii) the ability to elect a majority of the Board of Directors of us, our operating subsidiary or our respective successors or assigns. Upon our issuances of equity and incurrences of debt, subject to certain exceptions, we are also required to prepay the note in the amount of the net proceeds received by us from such events.
     Generally, the following constitute events of default under the $2.5 billion intercompany note: any principal or accrued interest on the principal remains unpaid when due on the stated maturity date (as defined in the note) or upon the occurrence of a mandatory prepayment event (as defined in the note); any accrued interest or accrued expenses remain unpaid three days after the interest payment date (as defined in the note); any provision in the note or any related security document that represents a right or remedy ceases to be binding on our operating subsidiary or available to us; any representation or warranty made in the note or any related security document is untrue or inaccurate in any material respect; breaches of covenants or agreements or the occurrence of an event of default in the note or any related security document; defaults by us in the payment of indebtedness in excess of $25.0 million, a final judgment or order in excess of $25.0 million against us or forfeiture of property by us having a value in excess of $25.0 million; or the declaration by us or against us of bankruptcy or insolvency.
     Certain of our international subsidiaries are offshore borrowers. These subsidiaries may borrow up to $150.0 million for use in our international operations under a sub-limit of the approximately $1.75 billion revolving credit facility of Clear Channel Communications so long as Clear Channel Communications remains in compliance with its covenants under the facility and does not otherwise borrow against such capacity. The significant covenants contained in the credit facility relate to leverage and interest coverage (as defined in the credit facility). The leverage ratio covenant requires Clear Channel Communications to maintain a ratio of consolidated funded indebtedness to operating cash flow (as defined by the credit facility) of less than 5.25x. The interest coverage covenant requires Clear Channel Communications to maintain a minimum ratio of operating cash flow to interest expense (as defined by the credit facility) of 2.50x.
     Generally, the following constitute events of default under the $1.75 billion revolving credit facility: failure to pay borrowings and interest when they become due; failure to perform or observe covenants contained in the credit facility; failure to perform or observe any covenant contained in any other loan document; incorrect or misleading representations and warranties made in connection with the credit facility agreement; default on any other indebtedness greater than $200 million; the declaration by Clear Channel Communications or against Clear Channel Communications of bankruptcy or insolvency; failure to pay debts as they become due; a final judgment for the payment of money exceeding $250 million; invalidity of loan documents at any time after their execution and delivery; change of control; and failure to comply with the Communications Act or any rule or regulation promulgated by the Federal Communications Commission. A change of control occurs under the $1.75 billion credit facility generally when any person or group acquires more than 50% of the voting interest of Clear Channel Communications or when there has been a turnover of a majority of the Board of Directors of Clear Channel Communications during a 24 consecutive month period.
     There are no significant covenants or events of default contained in the cash management note issued by Clear Channel Communications to us or the cash management note issued by us to Clear Channel Communications.
     At December 31, 2005, we and Clear Channel Communications were in compliance with all debt covenants. We expect to remain in compliance throughout 2006.
Contractual and Other Obligations
Firm Commitments
     In addition to the scheduled maturities on our debt, we have future cash obligations under various types of contracts. We lease office space, certain equipment and the majority of the land occupied by our advertising structures under long-term operating leases. Some of our lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for our payment of utilities and maintenance.

     We have minimum franchise payments associated with noncancelable contracts that enable us to display advertising on such media as buses, taxis, trains, bus shelters and terminals. The majority of these contracts contain rent provisions calculated as the greater of a percentage of the relevant advertising revenues or a specified guaranteed minimum annual payment.
     The scheduled maturities of our credit facility, other long-term debt outstanding, future minimum rental commitments under noncancelable lease agreements, minimum payments under other noncancelable contracts, minimum annual guarantees and capital expenditures commitments as of December 31, 2005 are as follows:

(In thousands)	Payments Due by Period
					2011 and
	Total	2006	2007-2008	2009-2010	Thereafter
Revolving credit facility	$15,035	$—	$—	$15,035	$—
Debt with Clear Channel Communications	2,500,000	—	—	—	2,500,000
Other long-term debt	212,751	140,846	28,278	40,676	2,951
Minimum annual guarantees	1,873,933	356,109	457,683	362,749	697,392
Noncancelable operating leases	1,380,753	202,671	290,239	260,082	627,761
Capital expenditure commitments	162,052	72,015	61,380	20,631	8,026
Noncancelable contracts	7,057	4,081	2,968	8	—

Total firm commitments and outstanding debt	$6,151,581	$775,722	$840,548	$699,181	$3,836,130

SEASONALITY
     Typically, both our Americas and international segments experience their lowest financial performance in the first quarter of the calendar year, with international typically experiencing a loss from operations in this period. Our Americas segment typically experiences consistent performance in the remainder of our calendar year. Our international segment typically experiences its strongest performance in the second and fourth quarters of our calendar year. We expect this trend to continue in the future.
MARKET RISK MANAGEMENT
     We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.
Foreign Currency Risk
     We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies, except in the hyperinflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported a net loss of approximately $3.5 million for the year ended December 31, 2005. We estimate a 10% change in the value of the U.S. dollar relative to foreign currencies would have changed our net income for the year ended December 31, 2005 by approximately $0.3 million.
     This analysis does not consider the implication such currency fluctuations could have on the overall economic activity that could exist in such an environment in the United States or the foreign countries or on the results of operations of these foreign entities.
Interest Rate Risk
     We had approximately $2.7 billion total debt outstanding as of December 31, 2005, of which $2.5 billion was variable rate debt. Based on the amount of our floating-rate debt as of December 31, 2005, each 50 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $12.5 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of December 31, 2005 with no subsequent change in rates for the remainder of the period.
RECENT ACCOUNTING PRONOUNCEMENTS
     In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 is an interpretation of FASB Statement 143, Asset Retirement Obligations, which was issued in June 2001. According to FIN 47, uncertainty about the timing and (or) method of settlement because they are conditional on a future event that may or may not be within the control of the entity should be factored into the measurement of the asset retirement obligation when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted, but is not required. We adopted FIN 47 on January 1, 2005, which did not materially impact our financial position or results of operations.
     In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 Share-Based Payment (“SAB 107”). SAB 107 expresses the SEC staff’s views regarding the interaction between Statement of Financial Accounting Standards No. 123(R) Share-Based Payment (“Statement 123(R)”) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of Statement 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123(R) and the modification of employee share options prior to adoption of Statement 123(R).
     In April 2005, the SEC issued a press release announcing it would provide for phased-in implementation guidance for Statement 123(R). The SEC would require that registrants that are not small business issuers adopt Statement 123(R)’s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005. We will adopt Statement 123(R) on January 1, 2006. We expect the impact of adopting SAB 107 and Statement 123(R) to be in the range of $5.0 million to $8.0 million recorded as a component of operating expenses in our consolidated statement of operations for the year ended December 31, 2006.
     In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“Statement 154”). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Statement 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt Statement 154 on January 1, 2006 and anticipate adoption will not materially impact our financial position or results of operations.
     In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF 05-6, Determining the Amortization Period of Leasehold Improvements (“EITF 05-6”). EITF 05-6 requires assets recognized under capital leases generally be amortized in a manner consistent with the lessee’s normal depreciation policy except the amortization period is limited to the lease term (which includes renewal periods that are reasonably assured). EITF 05-6 also addresses the determination of the amortization period for leasehold improvements purchased subsequent to the inception of the lease. Leasehold improvements acquired in a business combination or purchased subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. We adopted EITF 05-6 on July 1, 2005 which did not materially impact our financial position or results of operations.
     In October 2005, the FASB issued Staff Position 13-1 (“FSP 13-1”). FSP 13-1 requires rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense. The guidance in FSP 13-1 shall be applied to the first reporting period beginning after December 15, 2005. We will adopt FSP 13-1 January 1, 2006 and anticipate adoption will not materially impact our financial position or results of operations.
     In November 2005, the FASB staff issued FASB Staff Position FAS 115-1 (“FAS 115-1”). FAS 115-1 replaces the impairment evaluation guidance (paragraphs 10-18) of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”), with references to the existing other-than-temporary impairment guidance. EITF 03-1 disclosure requirements remain in effect, and are applicable for year-end reporting and for interim periods if there are significant changes from the previous year-end. FAS 115-1 also supersedes EITF Topic No. D-44, Recognition of Other Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value, and clarifies an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made. The guidance in FAS 115-1 is to be applied to reporting periods beginning after December 15, 2005. We will adopt FAS 115-1 January 1, 2006 and anticipate adoption will not materially impact our financial position or results of operations.
CRITICAL ACCOUNTING ESTIMATES
     The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such difference could be material. Our significant accounting policies are discussed in Note A to our consolidated and combined financial statements included elsewhere in this Annual Report. Management believes the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. The following narrative describes these critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions.
Allowance for Doubtful Accounts
     We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific client’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. For all other clients, we recognize reserves for bad debt based on historical experience of bad debts as a percentage of revenues for each business unit, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions.
     If our agings were to improve or deteriorate resulting in a 10% change in our allowance, we estimated our bad debt expense for the year ended December 31, 2005 would have changed by approximately $2.2 million and our net income for the same period would have changed by approximately $1.3 million.
Long-lived Assets
     Long-lived assets, such as property, plant and equipment are reviewed for impairment when events and circumstances indicate that depreciable and amortizable long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value.

     We use various assumptions in determining the current fair market value of these assets, including future expected cash flows and discount rates, as well as future salvage values. Our impairment loss calculations require management to apply judgment in estimating future cash flows, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.
     If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results of operations.
Goodwill
     Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We review goodwill for potential impairment annually using the income approach to determine the fair value of our reporting units. The fair value of our reporting units is used to apply value to the net assets of each reporting unit. To the extent the carrying amount of net assets would exceed the fair value, an impairment charge may be required to be recorded.
     The income approach we use for valuing goodwill involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate. Terminal values are also estimated and discounted to their present value. In accordance with Statement 142, we performed our annual impairment tests as of October 1, 2003, 2004 and 2005 on goodwill. No impairment charges resulted from these tests. We may incur impairment charges in future periods under Statement 142 to the extent we do not achieve our expected cash flow growth rates, and to the extent market values decrease and long-term interest rates increase.
Indefinite-lived Assets
     Indefinite-lived assets such as our billboard permits are reviewed annually for possible impairment using the direct method. Our key assumptions using the direct method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry normalized information representing an average permit within a market.
     The SEC staff issued Staff Announcement No. D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill, at the September 2004 meeting of the Emerging Issues Task Force. D-108 states the residual method should no longer be used to value intangible assets other than goodwill. Prior to the adoption of Staff Announcement No. D-108, we recorded our acquisition of permits at fair value using an industry accepted income approach and consequently applied the same approach for purposes of impairment testing. Our adoption of the direct method resulted in an aggregate fair value of our permits that was less than the carrying value determined under our prior method. As a result, we recorded a non-cash charge of $162.9 million, net of deferred taxes, as a cumulative effect of a change in accounting principle during the fourth quarter 2004.
     If actual results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future. If our assumption on market revenue growth rate decreased 10%, our 2004 non-cash charge, net of tax, would increase approximately $25.1 million. Similarly, if our assumption on market revenue growth rate increased 10%, our non-cash charge, net of tax, would decrease approximately $30.0 million.
Asset Retirement Obligations
     Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, requires us to estimate our obligation upon the termination or nonrenewal of a lease, to dismantle and remove our billboard structures from the leased land and to reclaim the site to its original condition. We record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset.

     Due to the high rate of lease renewals over a long period of time, our calculation assumes all related assets will be removed at some period over the next 50 years. An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk-adjusted credit rate for the same period. If our assumption of the risk-adjusted credit rate used to discount current year additions to the asset retirement obligation decreased 1%, our liability as of December 31, 2005 would increase approximately $0.4 million. Similarly, if our assumption of the risk-adjusted credit rate increased 1%, our liability would decrease approximately $0.2 million.
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
Required information is within Item 7.

ITEM 8. Financial Statements and Supplementary Data
MANAGEMENT’S REPORT ON FINANCIAL STATEMENTS
The consolidated and combined financial statements and notes related thereto were prepared by and are the responsibility of management. The financial statements and related notes were prepared in conformity with U.S. generally accepted accounting principles and include amounts based upon management’s best estimates and judgments.
It is management’s objective to ensure the integrity and objectivity of its financial data through systems of internal controls designed to provide reasonable assurance that all transactions are properly recorded in our books and records, that assets are safeguarded from unauthorized use and that financial records are reliable to serve as a basis for preparation of financial statements.
The financial statements have been audited by our independent registered public accounting firm, Ernst & Young LLP, to the extent required by auditing standards of the Public Company Accounting Oversight Board (United States) and, accordingly, they have expressed their professional opinion on the financial statements in their report included herein.
The Board of Directors meets with the independent registered public accounting firm and management periodically to satisfy itself that they are properly discharging their responsibilities. The independent registered public accounting firm has unrestricted access to the Board, without management present, to discuss the results of their audit and the quality of financial reporting and internal accounting controls.
/s/Mark P. Mays
Chief Executive Officer
/s/Randall T. Mays
Chief Financial Officer
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
THE BOARD OF DIRECTORS AND SHAREHOLDERS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC.
We have audited the accompanying consolidated and combined balance sheets of Clear Channel Outdoor Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated and combined statements of operations, changes in shareholders’/owner’s equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated and combined financial position of Clear Channel Outdoor Holdings, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated and combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note B to the consolidated and combined financial statements, in 2004 the Company changed its method of accounting for indefinite lived intangibles.
/s/ Ernst & Young LLP
San Antonio, Texas
March 9, 2006

CONSOLIDATED AND COMBINED BALANCE SHEETS
ASSETS
(In thousands)

	December 31,
	2005	2004
CURRENT ASSETS
Cash and cash equivalents	$108,644	$37,948
Accounts receivable, less allowance of $21,699 in 2005 and $19,487 in 2004	689,007	661,244
Due from Clear Channel Communications	131	302,634
Prepaid expenses	70,459	59,601
Other current assets	32,054	45,813

Total Current Assets	900,295	1,107,240

PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	313,011	318,478
Structures	3,327,326	3,110,233
Furniture and other equipment	231,758	238,973
Construction in progress	43,012	54,021

	3,915,107	3,721,705
Less accumulated depreciation	1,761,679	1,525,720

	2,153,428	2,195,985

INTANGIBLE ASSETS
Definite-lived intangibles, net	251,951	334,284
Indefinite-lived intangibles – permits	207,921	211,690
Goodwill	748,886	787,006

OTHER ASSETS
Notes receivable	5,452	5,872
Investments in, and advances to, nonconsolidated affiliates	98,975	175,057
Deferred tax asset	239,947	231,056
Other assets	311,490	192,743

Total Assets	$4,918,345	$5,240,933

See Notes to Consolidated and Combined Financial Statements

LIABILITIES AND SHAREHOLDERS’/OWNER’S EQUITY
(In thousands, except share data)

	December 31,
	2005	2004
CURRENT LIABILITIES
Accounts payable	$213,021	$243,542
Accrued expenses	337,441	264,567
Accrued interest	2,496	558
Accrued income taxes	16,812	—
Deferred income	83,196	94,120
Current portion of long-term debt	140,846	146,268

Total Current Liabilities	793,812	749,055

Long-term debt	86,940	30,112
Debt with Clear Channel Communications	2,500,000	1,463,000
Other long-term liabilities	160,879	205,811

Minority interest	167,277	63,302
Commitment and contingent liabilities (Note H)

SHAREHOLDERS’/OWNER’S EQUITY
Preferred stock, par value $.01 per share, authorized 150,000 shares, no shares issued and outstanding	—	—
Class A common stock, $.01 par value, 750,000 shares authorized, 35,237 shares issued and outstanding in 2005	352	—
Class B common stock, $.01 par value, 600,000 shares authorized, 315,000 shares issued and outstanding in 2005	3,150	—
Additional paid-in capital	1,183,258	—
Owner’s net investment	—	6,679,664
Retained earnings (deficit)	20,205	(4,250,222)
Accumulated other comprehensive income	2,472	300,211

Total Shareholders’/Owner’s Equity	1,209,437	2,729,653

Total Liabilities and Shareholders’/Owner’s Equity	$4,918,345	$5,240,933

See Notes to Consolidated and Combined Financial Statements

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2005	2004	2003
Revenue	$2,666,078	$2,447,040	$2,174,597
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization)	1,342,307	1,262,317	1,133,386
Selling, general and administrative expenses (exclusive of depreciation and amortization)	541,794	499,457	456,893
Depreciation and amortization	400,639	388,217	379,640
Corporate expenses (exclusive of depreciation and amortization)	61,096	53,770	54,233
Gain on the disposition of assets — net	3,488	10,791	16,669

Operating income	323,730	254,070	167,114
Interest expense	15,687	14,177	14,201
Intercompany interest expense	182,667	145,653	145,648
Equity in earnings (loss) of nonconsolidated affiliates	9,844	(76)	(5,142)
Other income (expense) — net	(12,291)	(16,530)	(21,358)

Income (loss) before income taxes, minority interest and cumulative effect of a change in accounting principle	122,929	77,634	(19,235)
Income tax (expense) benefit:
Current	(51,173)	(23,422)	12,092
Deferred	5,689	(39,132)	(23,944)

Income tax (expense) benefit	(45,484)	(62,554)	(11,852)
Minority interest expense	15,872	7,602	3,906

Income (loss) before cumulative effect of change in accounting principle	61,573	7,478	(34,993)
Cumulative effect of change in accounting principle, net of tax of, $113,173 in 2004	—	(162,858)	—

Net income (loss)	61,573	(155,380)	(34,993)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(76,315)	124,869	216,214

Comprehensive income (loss)	$(14,742)	$(30,511)	$181,221

Net income (loss) per common share:
Basic:
Income before cumulative effect of a change in accounting principle	$.19	$.02	$(.11)
Cumulative effect of a change in accounting principle	—	(.52)	—

Net income (loss)	$.19	$(.50)	$(.11)

Weighted average common shares outstanding	319,890	315,000	315,000

Diluted:
Income before cumulative effect of a change in accounting principle	$.19	$.02	$(.11)
Cumulative effect of a change in accounting principle	—	(.52)	—

Net income (loss)	$.19	$(.50)	$(.11)

Weighted average common shares outstanding	319,921	315,000	315,000
See Notes to Consolidated and Combined Financial Statements

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’/OWNER’S EQUITY

(In thousands)	Class A	Class B					Accumulated
	Common	Common			Additional	Retained	Other
	Shares	Shares	Common	Owner’s Net	Paid-in	Earnings	Comprehensive
	Issued	Issued	Stock	Investment	Capital	(Deficit)	Income (Loss)	Total
Balances at December 31, 2002	—	—	$—	$6,679,664	$—	$(4,059,849)	$(40,872)	$2,578,943
Net loss						(34,993)		(34,993)
Currency translation adjustment							216,214	216,214

Balances at December 31, 2003	—	—	—	6,679,664	—	(4,094,842)	175,342	2,760,164
Net loss						(155,380)		(155,380)
Currency translation adjustment							124,869	124,869

Balances at December 31, 2004	—	—	—	6,679,664	—	(4,250,222)	300,211	2,729,653
Net income, pre IPO						41,368		41,368
Currency translation adjustment, pre IPO							(78,787)	(78,787)
Dividend to Clear Channel Communications				(2,500,000)				(2,500,000)
Contribution		315,000	3,150	(4,179,664)	189,084	4,208,854	(221,424)	—
Distribution from Clear Channel Communications					393,717			393,717
IPO proceeds, net of offering costs	35,000		350		600,292			600,642
Net income, post IPO						20,205		20,205
Currency translation adjustment, post IPO							2,472	2,472
Exercise of stock options and other	237		2		12			14
Amortization and adjustment of deferred compensation					153			153

Balances at December 31, 2005	35,237	315,000	$3,502	$—	$1,183,258	$20,205	$2,472	$1,209,437

See Notes to Consolidated and Combined Financial Statements

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$61,573	$(155,380)	$(34,993)
Reconciling Items:
Cumulative effect of a change in accounting principle, net of tax	—	162,858	—
Depreciation	311,376	321,071	312,692
Amortization of intangibles	89,263	67,146	66,948
Deferred taxes	(5,689)	39,132	23,944
(Gain) loss on sale of operating and fixed assets	5,513	(11,718)	(11,047)
(Gain) loss on sale of other investments	—	—	(81)
Equity in earnings (loss) of nonconsolidated affiliates	(9,844)	76	5,142
Increase (decrease) other, net	15,872	5,024	2,888
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	(10,634)	(21,149)	(84,197)
Decrease (increase) in prepaid expenses	(10,859)	(1,468)	(5,478)
Decrease (increase) in other current assets	59,214	4,262	2,589
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(13,300)	51,535	99,583
Increase (decrease) in accrued interest	1,908	343	(692)
Increase (decrease) in deferred income	(12,512)	(2,537)	10,587
Increase (decrease) in accrued income taxes	28,207	33,300	45,574

Net cash provided by operating activities	510,088	492,495	433,459

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in notes receivable, net	420	414	(202)
Decrease (increase) in investments in, and advances to nonconsolidated affiliates — net	951	(6,986)	(619)
Purchase of other investments	(99)	(961)	—
Proceeds from sale of other investment	—	12,076	—
Purchases of property, plant and equipment	(208,156)	(176,140)	(205,145)
Proceeds from disposal of assets	920	8,354	48,806
Acquisition of operating assets, net of cash acquired	(99,605)	(94,878)	(44,137)
Decrease (increase) in other – net	(55,802)	(52,537)	(28,865)

Net cash used in investing activities	(361,371)	(310,658)	(230,162)

CASH FLOWS FROM FINANCING ACTIVITIES:
Draws on credit facilities	108,601	71,389	122,032
Payments on credit facilities	(113,193)	(104,945)	(190,077)
Payments on long-term debt	(3,118)	(262)	—
Payments on long-term debt with Clear Channel Communications	(600,642)	—	—
Net transfers (to) from Clear Channel Communications	(70,006)	(148,188)	(154,446)
Proceeds from exercise of stock options	166	—	—
Proceeds from initial public offering	600,642	—	—

Net cash used in financing activities	(77,550)	(182,006)	(222,491)

Effect of exchange rate changes on cash	(471)	4,012	7,558

Net increase (decrease) in cash and cash equivalents	70,696	3,843	(11,636)
Cash and cash equivalents at beginning of year	37,948	34,105	45,741

Cash and cash equivalents at end of year	$108,644	$37,948	$34,105

SUPPLEMENTAL DISCLOSURE:
Cash paid during the year for interest	$195,350	$175,395	$198,296
Cash paid during the year for taxes	$38,493	$22,195	$18,043
See Notes to Consolidated and Combined Financial Statements

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     Clear Channel Outdoor Holdings, Inc. (“the Company”) is an outdoor advertising company which owns or operates advertising display faces domestically and internationally. Prior to November 11, 2005, the Company was a wholly-owned subsidiary of Clear Channel Communications, Inc. (“Clear Channel Communications”), a diversified media company with operations in radio broadcasting and outdoor advertising. In preparation for the initial public offering (“IPO”) Clear Channel Communications and its subsidiaries contributed and transferred to the Company all of the assets and liabilities of the outdoor advertising businesses (the “Contribution”). The net assets were transferred at Clear Channel Communications’ historical cost basis. The Company completed the Contribution just prior to the IPO, which was effective on November 11, 2005. Pursuant to the IPO registration statement on Form S-1, the Company sold 35.0 million shares of its Class A common stock at a price of $18.00 per share, for net proceeds of $600.6 million after deducting underwriting discounts and offering expenses. Clear Channel Communications holds all of the 315.0 million Class B shares of common stock outstanding, representing approximately 90% of the shares outstanding and approximately 99% of the voting power. The holders of Class A common stock and Class B common stock have identical rights, except holders of Class A common stock are entitled to 1 vote per share while holders of Class B common stock are entitled to 20 votes per share. The Class B shares of common stock are convertible, at the option of the holder at any time or upon any transfer, into shares of Class A common stock on a one-for-one basis, subject to certain limited exceptions.
Nature of Business
     The Company operates in the outdoor advertising industry by selling advertising on billboards, street furniture displays, transit displays and other advertising displays. The Company has two principal business segments: Americas and international. The Americas segment includes operations in the United States, Canada and Latin America; and the international segment includes operations in Europe, Asia, Africa and Australia.
Principles of Consolidation and Combination
     The combined financial statements include amounts prior to the Contribution derived from Clear Channel Communications’ consolidated financial statements using the historical results of operations and bases of the assets and liabilities of Clear Channel Communications’ outdoor advertising businesses and give effect to allocations of expenses from Clear Channel Communications. These allocations were made on a specifically identifiable basis or using relative percentages of headcount or other methods management considered to be a reasonable reflection of the utilization of services provided. The Company’s historical financial data may not be indicative of its future performance nor will such data reflect what its financial position and results of operations would have been had it operated as an independent publicly traded company during the periods shown. Significant intercompany accounts among the combined businesses have been eliminated in consolidation. Investments in nonconsolidated affiliates are accounted for using the equity method of accounting.
Certain Reclassifications
     Certain amounts in prior years have been reclassified to conform to 2005 presentation. The Company has reclassified operating gains and losses to be included as a component of operating income and reclassified minority interest expense below its provision for income taxes to conform to current year presentation.
Cash and Cash Equivalents
     Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.
Allowance for Doubtful Accounts
     The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, it recognizes reserves for bad debt based on historical experience of bad debts as a percent of revenues for each business unit, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions. The Company believes the credit risk with respect to trade receivables is limited due to the large number and the geographic diversification of its customers.
Land Leases and Other Structure Licenses
     Most of the Company’s advertising structures are located on leased land. Americas land rents are typically paid in advance for periods ranging from 1 to 12 months. International land rents are paid both in advance and in arrears, for periods ranging from 1 to 12 months. Most international street furniture advertising display faces are licensed through municipalities for up to 20 years. The street furniture licenses often include a percent of revenue to be paid along with a base rent payment. Prepaid land leases are recorded as an asset and expensed ratably over the related rental term and license and rent payments in arrears are recorded as an accrued liability.
Purchase Accounting
     The Company accounts for its business acquisitions under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying identifiable net assets, including any related indefinite-lived permit intangible assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. In addition, reserves have been established on the Company’s balance sheet related to acquired liabilities and qualifying restructuring costs and contingencies based on assumptions made at the time of acquisition. The Company evaluates these reserves on a regular basis to determine the adequacies of the amounts.
Asset Retirement Obligation
     Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations requires the Company to estimate its obligation upon the termination or non-renewal of a lease to dismantle and remove its advertising structures from the leased land and to reclaim the site to its original condition. The Company’s asset retirement obligation is reported in “Other long-term liabilities.” The Company records the present value of obligations associated with the retirement of its advertising structures in the period in which the obligation is incurred. The liability is capitalized as part of the related advertising structures carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset.
Property, Plant and Equipment
     Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method at rates that, in the opinion of management, are adequate to allocate the cost of such assets over their estimated useful lives, which are as follows:
Buildings and improvements — 10 to 39 years
Structures — 5 to 40 years
Furniture and other equipment — 3 to 20 years
Leasehold improvements — shorter of economic life or lease term assuming renewal periods, if appropriate
     For assets associated with a lease or contract, the assets are depreciated at the shorter of the economic life or the lease or contract term, assuming renewal periods, if appropriate. Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for renewal and betterments are capitalized.
     The Company tests for possible impairment of property, plant, and equipment whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner the asset is intended to be used indicate the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the estimated undiscounted future cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded in depreciation and amortization expense in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflects the risk inherent in future cash flows.
Intangible Assets
     The Company classifies intangible assets as definite-lived or indefinite-lived intangible assets, as well as goodwill. Definite-lived intangibles include primarily transit and street furniture contracts, which are amortized over the respective lives of the agreements, typically 5 to 15 years. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived assets. These assets are stated at cost. Indefinite-lived intangibles include billboard permits. The excess cost over fair value of net assets acquired is classified as goodwill. The indefinite-lived intangibles and goodwill are not subject to amortization, but are tested for impairment at least annually.
     The Company tests for possible impairment of definite-lived intangible assets whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner the asset is intended to be used indicate the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the estimated undiscounted future cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded in depreciation and amortization expense in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value.
     The Company performs its annual impairment test for its permits using a direct valuation technique as prescribed by the Emerging Issues Task Force (“EITF”) Topic D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill (“D-108”), which the Company adopted in the fourth quarter of 2004. Certain assumptions are used under the Company’s direct valuation technique, including market penetration leading to revenue potential, profit margin, duration and profile of the buildup period, estimated start-up cost and losses incurred during the build-up period, the risk adjusted discount rate and terminal values. The Company considered fair values derived by a third-party valuation firm to assist it in performing its impairment test. Impairment charges, other than the charge taken under the transitional rules of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”) and D-108, are recorded in depreciation and amortization expense on the statement of operations.
     At least annually, the Company performs its impairment test for each reporting unit’s goodwill using a discounted cash flow model to determine if the carrying value of the reporting unit, including goodwill, is less than the fair value of the reporting unit. Certain assumptions are used in determining the fair value, including assumptions about future cash flows, discount rates, and terminal values. If the fair value of the Company’s reporting unit is less than the carrying value of the reporting unit, the Company reduces the carrying amount of goodwill. Impairment charges, other than the charge taken under the transitional rules of Statement 142, are recorded in depreciation and amortization expense on the statement of operations.
Nonconsolidated Affiliates
     In general, investments in which the Company owns 20 percent to 50 percent of the common stock or otherwise exercises significant influence over the company are accounted for under the equity method. The Company does not recognize gains or losses upon the issuance of securities by any of its equity method investees. The Company reviews the value of equity method investments and records impairment charges in the statement of operations for any decline in value determined to be other-than-temporary.
Financial Instruments
     Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at December 31, 2005 and 2004. Additionally, as none of the Company’s debt is publicly traded, the carrying amounts of long-term debt approximated their fair value at December 31, 2005 and 2004.

Income Taxes
     The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not some portion or all of the asset will not be realized. As all earnings from the Company’s foreign operations are permanently reinvested and not distributed, the Company’s income tax provision does not include additional U.S. taxes on foreign operations. It is not practical to determine the amount of federal income taxes, if any, that might become due in the event the earnings were distributed.
     The operations of the Company are included in a consolidated federal income tax return filed by Clear Channel Communications, Inc. However, for financial reporting purposes, the Company’s provision for income taxes has been computed on the basis that the Company files separate consolidated income tax returns with its subsidiaries.
Revenue Recognition
     The Company provides services under the terms of contracts covering periods up to three years, which are generally billed monthly. Revenue for advertising space rental is recognized ratably over the term of the contract. Advertising revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for the Company’s operations. Payments received in advance of being earned are recorded as deferred income.
Foreign Currency
     Results of operations for foreign subsidiaries and foreign equity investees are translated into U.S. dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees, other than those of operations in highly inflationary countries, are translated into U.S. dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of shareholders’/owner’s equity, “Accumulated other comprehensive income.” Foreign currency transaction gains and losses, as well as gains and losses from translation of financial statements of subsidiaries and investees in highly inflationary countries, are included in operations.
Advertising Expense
     The Company records advertising expense as it is incurred. Advertising expenses of $16.1 million, $18.2 million and $18.2 million were recorded during the year ended December 31, 2005, 2004 and 2003, respectively, as a component of selling, general and administrative expenses.
Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments, and assumptions that affect the amounts reported in the financial statements and accompanying notes including, but not limited to, legal, tax and insurance accruals. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.
New Accounting Pronouncements
     In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 is an interpretation of FASB Statement 143, Accounting for Asset Retirement Obligations, which was issued in June 2001. According to FIN 47, uncertainty about the timing and (or) method of settlement because they are conditional on a future event that may or may not be within the control of the entity, should be factored into the measurement of the asset retirement obligation when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted, but is not required. The Company adopted FIN 47 on January 1, 2005, which did not materially impact the Company’s financial position or results of operations.

     In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 Share-Based Payment (“SAB 107”). SAB 107 expresses the SEC staff’s views regarding the interaction between Statement of Financial Accounting Standards No. 123(R) Share-Based Payment (“Statement 123(R)”) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of Statement 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123(R) and the modification of employee share options prior to adoption of Statement 123(R).
     In April 2005, the SEC issued a press release announcing it would provide for phased-in implementation guidance for Statement 123(R). The SEC would require that registrants that are not small business issuers adopt Statement 123(R)’s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company will adopt Statement 123(R) on January 1, 2006. The Company expects the impact of adopting SAB 107 and Statement 123(R) to be in the range of $5.0 million to $8.0 million recorded as a component of operating expenses in its consolidated statement of operations for the year ended December 31, 2006.
     In May 2005, the FASB issued Statement No. 154 Accounting Changes and Error Corrections (“Statement 154”). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Statement 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt Statement 154 on January 1, 2006 and anticipates adoption will not materially impact its financial position or results of operations.
     In June 2005, the EITF issued EITF 05-6, Determining the Amortization Period of Leasehold Improvements (“EITF 05-6”). EITF 05-6 requires assets recognized under capital leases generally be amortized in a manner consistent with the lessee’s normal depreciation policy except the amortization period is limited to the lease term (which includes renewal periods that are reasonably assured). EITF 05-6 also addresses the determination of the amortization period for leasehold improvements purchased subsequent to the inception of the lease. Leasehold improvements acquired in a business combination or purchased subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. The Company adopted EITF 05-6 on July 1, 2005 which did not materially impact its financial position or results of operations.
     In October 2005, the FASB issued Staff Position 13-1 (“FSP 13-1”). FSP 13-1 requires rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense. The guidance in FSP 13-1 shall be applied to the first reporting period beginning after December 15, 2005. The Company will adopt FSP 13-1 January 1, 2006 and anticipates adoption will not materially impact its financial position or results of operations.
     In November 2005, the FASB staff issued FASB Staff Position FAS 115-1 (“FAS 115-1”). FAS 115-1 replaces the impairment evaluation guidance (paragraphs 10-18) of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”), with references to the existing other-than-temporary impairment guidance. EITF 03-1 disclosure requirements remain in effect, and are applicable for year-end reporting and for interim periods if there are significant changes from the previous year-end. FAS 115-1 also supersedes EITF Topic No. D-44, Recognition of Other Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value, and clarifies an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made. The guidance in FAS 115-1 is to be applied to reporting periods beginning after December 15, 2005. The Company will adopt FAS 115-1 January 1, 2006 and anticipates adoption will not materially impact its financial position or results of operations.
Other
     Under the Sarbanes-Oxley Act of 2002, U.S. public companies are subject to requirements for management and independent auditors to report on the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed and maintained by a company’s management to provide reasonable assurance about the reliability of financial reporting. The Company’s compliance with Section 404 of the Sarbanes-Oxley Act will initially be tested in connection with the filing of its annual report on Form 10-K for the fiscal year ending December 31, 2006.
Stock Based Compensation
     At the close of the IPO, 3.6 million options to purchase Clear Channel Communications’ common stock were converted to 6.3 million options to purchase the Company’s Class A common stock. In addition, the Company granted an additional 2.3 million options subsequent to the IPO. Prior to the IPO, the Company did not have any compensation plans under which it granted stock awards to employees. However, Clear Channel Communications granted the Company’s officers and other key employees stock options to purchase shares of Clear Channel Communications common stock. As does the Company, Clear Channel Communications accounted for its stock-based award plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, under which compensation expense is recorded to the extent the current market price of the underlying stock exceeds the exercise price. Clear Channel Communications calculated the pro forma stock compensation expense as if the stock-based awards had been accounted for using the provisions of Statement 123, Accounting for Stock-Based Compensation. The stock compensation expense was then allocated to the Company based on the percentage of options outstanding to employees of the Company.
     Pro forma net income and earnings per share, assuming the Company and Clear Channel Communications accounted for all employee stock options using the fair value method and amortized such to expense over the options’ vesting period is as follows:

(In thousands, except per share data)	2005	2004	2003
Income (loss) before cumulative effect of a change in accounting principle:
Reported	$61,573	$7,478	$(34,993)
Pro forma stock compensation expense, net of tax	(3,002)	(6,474)	(3,701)

Pro Forma	$58,571	$1,004	$(38,694)

Income (loss) before cumulative effect of a change in accounting principle per common share:
Basic:
Reported	$.19	$.02	$(.11)

Pro Forma	$.18	$.00	$(.12)

Diluted:
Reported	$.19	$.02	$(.11)

Pro Forma	$.18	$.00	$(.12)

     All options granted by the Company contain a retirement provision which allows for continued vesting upon retirement. It is the Company’s policy to recognize the fair value of such grants over the vesting period, and any remaining unrecognized compensation cost is recognized when an employee actually retires. In accordance with Statement 123(R), the fair value of such grants is to be recognized over the period through the date the employee first becomes eligible to retire and is no longer required to provide service to earn part or all of the award. If the Company had been accounting for its stock options in accordance with the provisions of Statement 123(R), it would have reported an additional $1.3 million of pro forma stock compensation expense, net of tax, for the year ended December 31, 2005.
NOTE B — INTANGIBLE ASSETS AND GOODWILL
Definite-lived Intangibles
     The Company has definite-lived intangible assets which consist primarily of transit and street furniture contracts and other contractual rights, all of which are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute to the Company’s future cash flows. Other definite-lived intangible assets are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at December 31, 2005 and 2004:

(In thousands)	2005		2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Transit, street furniture, and other contractual rights	$651,456	$408,017	$688,373	$364,939
Other	56,449	47,937	57,093	46,243

Total	$707,905	$455,954	$745,466	$411,182

     Total amortization expense from definite-lived intangible assets for the years ended December 31, 2005, 2004 and 2003 was $89.3 million, $67.1 million and $66.9 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at December 31, 2005:

(In thousands)
2006	$76,311
2007	41,536
2008	22,894
2009	19,176
2010	12,513
     As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, amortization expense may vary.
Indefinite-lived Intangibles
     The Company’s indefinite-lived intangibles consist of billboard permits. The Company’s billboard permits are issued in perpetuity by state and local governments and are transferable or renewable at little or no cost. Permits typically include the location for which the permit allows the Company the right to operate an advertising structure. The Company’s permits are located on either owned or leased land. In cases where the Company’s permits are located on leased land, the leases are typically from 10 to 20 years and renew indefinitely, with rental payments generally escalating at an inflation based index. If the Company loses its lease, the Company will typically obtain permission to relocate the permit or bank it with the municipality for future use.
     The Company does not amortize its billboard permits. The Company tests these indefinite-lived intangible assets for impairment at least annually. The carrying amount for billboard permits at December 31, 2005 and 2004 were $207.9 million and $211.7 million, respectively.
     The SEC staff issued D-108 at the September 2004 meeting of the EITF. D-108 states the residual method should no longer be used to value intangible assets other than goodwill. Rather, D-108 requires a direct method be used to value intangible assets other than goodwill. Prior to adoption of D-108, the Company recorded its acquisition at fair value using an industry accepted income approach. The value calculated using the income approach was allocated to the indefinite-lived intangibles after deducting the value of tangible and intangible assets, as well as estimated costs of establishing a business at the market level. The Company used a similar approach in its annual impairment test prior to its adoption of D-108.
     D-108 requires an impairment test be performed upon adoption using a direct method for valuing intangible assets other than goodwill. Under the direct method, it is assumed that rather than acquiring indefinite-lived intangible assets as a part of a going concern business, the buyer hypothetically obtains indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flows model, which results in value directly attributable to the indefinite-lived intangible assets.
     Under the direct method, the Company continues to aggregate its indefinite-lived intangible assets at the market level for purposes of impairment testing as prescribed by EITF 02-07, Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets. The Company’s key assumptions using the direct method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry normalized information representing an average station within a market.
     The Company’s adoption of the direct method resulted in an aggregate fair value of its indefinite-lived intangible assets that were less than the carrying value determined under its prior method. As a result of the adoption of D-108, the Company recorded a non-cash charge of $162.9 million, net of deferred taxes of $113.2 million as a cumulative effect of a change in accounting principle during the fourth quarter of 2004.
Goodwill
     The Company tests goodwill for impairment using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the years ended December 31, 2005 and 2004:

(In thousands)	Americas	International	Total
Balance as of December 31, 2003	$345,336	$355,461	$700,797
Acquisitions	53,719	3,066	56,785
Foreign currency translation	—	29,401	29,401
Adjustments	(1,678)	1,701	23

Balance as of December 31, 2004	397,377	389,629	787,006
Acquisitions	1,896	4,407	6,303
Foreign currency translation	—	(50,232)	(50,232)
Adjustments	6,002	(193)	5,809

Balance as of December 31, 2005	$405,275	$343,611	$748,886

NOTE C — BUSINESS ACQUISITIONS
2005 Acquisitions:
     During 2005 the Company acquired Americas display faces for $113.3 million in cash. The Company’s international segment acquired display faces for $17.1 million and increased its investment to a controlling majority interest in Clear Media Limited for $8.9 million. Clear Media is a Chinese outdoor advertising company and as a result of consolidating its operations during the third quarter of 2005, the acquisition resulted in an increase in the Company’s cash of $39.7 million.

2004 Acquisitions:
Medallion Merger
     In September 2004, the Company acquired Medallion Taxi Media, Inc. (“Medallion”) for $31.6 million. Medallion’s operations include advertising displays placed on the top of taxi cabs. The Company began consolidating the results of operations in September 2004.
     In addition to the above, during 2004 the Company acquired display faces for $60.8 million in cash and acquired equity interests in international outdoor companies for $2.5 million in cash. Also, the Company exchanged advertising assets, valued at $23.7 million for other advertising assets valued at $32.3 million. As a result of this exchange, the Company recorded a gain of $8.6 million in “Gain on disposition of assets — net.”
2003 Acquisitions:
     During 2003 the Company acquired Americas display faces for $28.3 million in cash. The Company also acquired investments in nonconsolidated affiliates for $10.7 million in cash and acquired an additional 10% interest in a subsidiary for $5.1 million in cash.
Acquisition Summary
     The following is a summary of the assets and liabilities acquired and the consideration given for all acquisitions made during 2005 and 2004. Due to the timing of certain acquisitions, the purchase price allocation is preliminary pending completion of third-party appraisals and other fair value analysis of assets and liabilities.

(In thousands)
	2005	2004
Cash	$39,656	$—
Accounts receivable	30,301	—
Property, plant and equipment	156,386	15,061
Permits	2,228	36,956
Definite-lived intangibles	22,453	—
Goodwill	6,303	45,762
Investments	805	2,512
Other assets	49,682	—

	307,814	100,291

Other liabilities	(63,594)	(3,058)
Minority interests	(101,133)	—
Deferred tax	(3,826)	(2,355)

	(168,553)	(5,413)

Total cash consideration	139,261	94,878
Less cash received	39,656	—

Net cash paid for acquisitions	$99,605	$94,878

     The Company has entered into certain agreements relating to acquisitions that provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired company. The Company will continue to accrue additional amounts related to such contingent payments if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets were met, would not significantly impact the Company’s financial position or results of operations.

NOTE D — RESTRUCTURING
     The following table summarizes the activities related to the Company’s restructuring accruals:

(In thousands)
	2005	2004	2003
Balance at January 1	$6,867	$7,469	$8,940
Estimated costs charged to restructuring accrual	26,576	4,131	13,800
Adjustments to restructuring accrual	(1,281)	(377)	(5,265)
Payments charged against restructuring accrual	(8,941)	(4,356)	(10,006)

Balance at December 31	$23,221	$6,867	$7,469

     In the third quarter of 2005, the Company restructured its operations in France. As a result, the Company recorded $26.6 million in restructuring costs as a component of selling, general and administrative expenses during the third quarter of 2005; $22.5 million was related to severance costs and $4.1 million was related to other costs. The restructuring will result in the termination of 101 employees. As of December 31, 2005, $5.6 million of costs have been incurred and applied against the reserve. As of December 31, 2005, the portion of the accrual associated with the France restructuring was $21.0 million.
     The Company restructured its operations in Spain during 2004. As a result, the Company recorded a $4.1 million accrual in selling, general and administrative expenses; $2.2 million was related to severance and $1.9 million was related to consulting and other costs. The remainder of the accrual was utilized in 2005. This restructuring has resulted in the termination of 44 employees.
     The Company restructured its operations in France during 2003. As a result, the Company recorded a $13.8 million accrual in selling, general and administrative expenses; $12.5 million was related to severance and $1.3 million was related to lease terminations and consulting and other costs. As of December 31, 2005, the accrual balance relating to the 2003 France restructuring was $0.7 million, which is related to severance. It is expected that these accruals will be paid during 2006. This restructuring has resulted in the termination of 134 employees.
     In addition to the above, the Company has a restructuring liability related to Clear Channel Communications’ merger with Ackerley in June 2002. At December 31, 2005, the accrual balance for this restructuring was $1.5 million. The remaining restructuring accrual is comprised solely of lease termination, which will be paid over the next five years.
NOTE E — INVESTMENTS
     The Company’s most significant investments in nonconsolidated affiliates are listed below:
Clear Channel Independent
     The Company owns a 50% interest in Clear Channel Independent (“CCI”), formerly known as Corp Comm, a South African outdoor advertising company.
Alessi
     The Company owns a 35% interest in Alessi, an Italian outdoor advertising company.

Summarized Financial Information
     The following table summarizes the Company’s investments in these nonconsolidated affiliates:

(In thousands)	Clear			All
	Media	CCI	Alessi	Others	Total
At December 31, 2004	$73,234	$51,368	$26,098	$24,357	$175,057
Acquisition (disposition) of investments	8,921	—	763	(46)	9,638
Additional investment, net		—	(378)	(573)	(951)
Equity in net earnings (loss)	2,757	6,998	142	(53)	9,844
Reclassifications	(84,912)	—	—	—	(84,912)
Foreign currency translation adjustment	—	(5,678)	(3,479)	(544)	(9,701)

At December 31, 2005	$—	$52,688	$23,146	$23,141	$98,975

     In July, 2005, the Company increased its investment in Clear Media, a Chinese company that operates street furniture displays throughout China, to a controlling majority ownership interest. As a result, the Company began consolidating the results of Clear Media in the third quarter of 2005. The Company accounted for Clear Media as an equity investment prior to July 2005. With the exception of Clear Media, the investments in the table above are not consolidated, but are accounted for under the equity method of accounting, whereby the Company records its investments in these entities in the balance sheet as “Investments in, and advances to, nonconsolidated affiliates.” The Company’s interests in their operations are recorded in the statement of operations as “Equity in earnings (loss) of nonconsolidated affiliates.” The accumulated undistributed earnings included in retained earnings for these investments were $2.7 million as of December 31, 2005. Accumulated undistributed losses included in retained deficit for these investments were $3.4 million and $3.3 million as of December 31, 2004 and 2003, respectively.
NOTE F — ASSET RETIREMENT OBLIGATION
     The Company has an asset retirement obligation of $49.8 million and $49.2 million as of December 31, 2005 and 2004, respectively, which is reported in “Other long-term liabilities.” The liability relates to the Company’s obligation to dismantle and remove its advertising displays from leased land and to reclaim the site to its original condition upon the termination or non-renewal of a lease. The liability is capitalized as part of the related long-lived assets’ carrying value. Due to the high rate of lease renewals over a long period of time, the calculation assumes all related assets will be removed at some period over the next 50 years. An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk adjusted credit rate for the same period. During 2004, the Company increased its liability due to a change in estimate associated with the remediation costs used in the calculation. This change was recorded as an addition to the liability and the related assets’ carrying value.
     The following table presents the activity related to the Company’s asset retirement obligation:

(In thousands)	2005	2004
Balance at January 1	$49,216	$24,000
Adjustment due to change in estimate of related costs	(1,344)	26,850
Accretion of liability	3,616	1,800
Liabilities settled	(1,681)	(3,434)

Balance at December 31	$49,807	$49,216

NOTE G — LONG-TERM DEBT
     Long-term debt at December 31, 2005 and 2004 consisted of the following:

(In thousands)	December 31,
	2005	2004
Debt with Clear Channel Communications	$2,500,000	$1,463,000
Bank credit facilities	15,035	23,938
Other long-term debt	212,751	152,442

	2,727,786	1,639,380
Less: current portion	140,846	146,268

Total long-term debt	$2,586,940	$1,493,112

Debt with Clear Channel Communications
     In 2002, the Company issued two intercompany notes to Clear Channel Communications in the aggregate original principal amount of approximately $1.5 billion. The first intercompany note in the original principal amount of approximately $1.4 billion accrued interest at a per annum rate of 10%. The second intercompany note in the original principal amount of approximately $73.0 million accrued interest at a per annum rate of 9%. The Company used all of the net proceeds of the IPO, along with its balance in the “Due from Clear Channel Communications” account, to repay a portion of the outstanding balances of the $1.4 billion and $73.0 million intercompany notes. The remaining balance of $393.7 million was recorded as a capital contribution pursuant to the Master Agreement between the Company and Clear Channel Communications.
     On August 2, 2005, the Company distributed a note in the original principal amount of $2.5 billion to Clear Channel Communications as a dividend. This note matures on August 2, 2010, may be prepaid in whole at any time, or in part from time to time. The note accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. This note is mandatorily payable upon a change of control and, subject to certain exceptions, all proceeds from debt or equity raised by the Company must be used to prepay such note. At December 31, 2005, the interest rate on the $2.5 billion intercompany note was 5.9%.
Bank Credit Facility
     An international subsidiary of the Company had a $150.0 million five-year revolving credit facility with a group of international banks. This facility allowed for borrowings in various foreign currencies, which were used to hedge net assets in those currencies and provide funds to the Company’s international operations for certain working capital needs. On July 30, 2004, the Company paid in full this $150.0 million five-year revolving credit facility. The $150.0 million five-year revolving credit facility was then terminated on August 6, 2004.
     On July 13, 2004, Clear Channel Communications, entered into a five-year, multi-currency revolving credit facility in the amount of $1.75 billion. Certain of the Company’s international subsidiaries are offshore borrowers under a $150.0 million sub-limit within this $1.75 billion credit facility. This sub-limit allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provide funds to the Company’s international operations for certain working capital needs. Certain of the Company’s international subsidiary borrowings under this sub-limit are guaranteed by Clear Channel Communications. The interest rate is based upon LIBOR or, in the case of Euro, EURIBOR, plus a margin. At December 31, 2005, the interest rate on this bank credit facility was 4.2%. At December 31, 2005, the outstanding balance on the $150.0 million sub-limit was $15.0 million and $135.0 million was available for future borrowings, with the entire balance to be repaid on July 12, 2009.
Debt Covenants
     The $2.5 billion intercompany note requires the Company to comply with various negative covenants, including restrictions on the following activities: incurring consolidated funded indebtedness (as defined in the note), excluding intercompany indebtedness, in a principal amount in excess of $400.0 million at any one time outstanding; creating liens; making investments; entering into sale and leaseback transactions (as defined in the note), which when aggregated with consolidated funded indebtedness secured by liens, will not exceed an amount equal to 10% of the Company’s total consolidated shareholders’ equity (as defined in the note) as shown on its most recently reported annual audited consolidated financial statements; disposing of all or substantially all of its assets; entering into mergers and consolidations; declaring or making dividends or other distributions; repurchasing its equity; and entering into transactions with its affiliates. In addition, the note requires the Company to prepay it in full upon a change of control. The note defines a change of control to occur when Clear Channel Communications ceases to control (i) directly or indirectly, more than 50% of the aggregate voting equity interests of the Company, its operating subsidiary or its respective successors or assigns, or (ii) the ability to elect a majority of the Board of Directors of the Company, its operating subsidiary or its respective successors or assigns. Upon the Company’s issuances of equity and incurrences of debt, subject to certain exceptions, it is also required to prepay the note in the amount of the net proceeds received by it from such events. Generally, the following constitute events of default under the $2.5 billion intercompany note: any principal or accrued interest on the principal remains unpaid when due on the stated maturity date (as defined in the note) or upon the occurrence of a mandatory prepayment event (as defined in the note); any accrued interest or accrued expenses remain unpaid three days after the interest payment date (as defined in the note); any provision in the note or any related security document that represents a right or remedy ceases to be binding on the Company’s operating subsidiary or available to it; any representation or warranty made in the note or any related security document is untrue or inaccurate in any material respect; breaches of covenants or agreements or the occurrence of an event of default in the note or any related security document; defaults by the Company in the payment of indebtedness in excess of $25.0 million, a final judgment or order in excess of $25.0 million against the Company or forfeiture of property by it having a value in excess of $25.0 million; or the declaration by the Company or against the Company of bankruptcy or insolvency.
     Clear Channel Communications’ significant covenants on its $1.75 billion five-year, multi-currency revolving credit facility relate to leverage and interest coverage contained and defined in the credit facility. The leverage ratio covenant requires Clear Channel Communications to maintain a ratio of consolidated funded indebtedness to operating cash flow (as defined by the credit facility) of less than 5.25x. The interest coverage covenant requires Clear Channel Communications to maintain a minimum ratio of operating cash flow (as defined by the credit facility) to interest expense of 2.50x. In the event Clear Channel Communications does not meet these covenants, it is considered to be in default on the credit facility at which time the credit facility, including the $150.0 sub-limit utilized by certain of the Company’s international subsidiaries, may become immediately due. At December 31 2005, Clear Channel Communications’ leverage and interest coverage ratios were 3.4x and 4.9x, respectively. This credit facility contains a cross default provision that would be triggered if Clear Channel Communications were to default on any other indebtedness greater than $200.0 million.
     At December 31, 2005, the Company and Clear Channel Communications were in compliance with all debt covenants.
Other Debt
     Other debt includes various borrowings and capital leases utilized for general operating purposes. Included in the $212.8 million balance at December 31, 2005 is $140.8 million that matures in less than one year.
Debt Maturities
     Future maturities of long-term debt at December 31, 2005 are as follows:

(In thousands)
2006	$140,846
2007	1,655
2008	26,623
2009	55,636
2010	75
Thereafter	2,502,951

Total	$2,727,786

NOTE H — COMMITMENTS AND CONTINGENCIES
     The Company leases office space, equipment and the majority of the land occupied by its advertising structures under long-term operating leases. Some of the lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for the payment of utilities and maintenance by the Company.
     The Company has minimum franchise payments associated with non-cancelable contracts that enable it to display advertising on such media as buses, taxis, trains, bus shelters and terminals, as well as other similar type surfaces. The majority of these contracts contain rent provisions calculated as the greater of a percentage of the relevant advertising revenue or a specified guaranteed minimum annual payment. In addition, the Company has commitments relating to required purchases of property, plant, and equipment under certain street furniture contracts.
     As of December 31, 2005, the Company’s future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year, and capital expenditure commitments consist of the following:

(In thousands)	Non-Cancelable	Non-Cancelable	Capital
	Operating Leases	Contracts	Expenditures
2006	$202,671	$356,109	$72,015
2007	157,339	248,055	44,578
2008	132,900	209,628	16,802
2009	124,984	189,205	9,233
2010	135,098	173,544	11,398
Thereafter	627,761	697,392	8,026

Total	$1,380,753	$1,873,933	$162,052

     Rent expense charged to operations for 2005, 2004 and 2003 was $876.5 million, $822.8 million and $721.5 million, respectively.
     The Company is currently involved in certain legal proceedings and, as required, has accrued its estimate of the probable costs for the resolution of these claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings.
     The Company is the defendant in a lawsuit filed October 20, 1998 by Jorge Luis Cabrera, Sr., and Martha Serrano, as personal representatives of the Estate of Jorge Luis Cabrera, Jr., in the 11th Judicial Circuit in and for Miami-Dade County, Florida. The plaintiff alleged the Company negligently constructed, installed or maintained the electrical system in a bus shelter, which resulted in the death of Jorge Luis Cabrera, Jr. Martha Serrano settled her claims with the Company. On June 24, 2005, the jury rendered a verdict in favor of the plaintiff, and awarded the plaintiff $4.1 million in actual damages and $61.0 million in punitive damages. The Company filed a motion to have the punitive damages award reduced. The trial judge granted the Company’s motion. A final judgment in the amount of $4.1 million in compensatory damages and $12.3 million in punitive damages was signed on January 23, 2006. The Company has appealed the underlying judgment and the Plaintiff filed a cross-appeal. The Plaintiff seeks to reinstate the original award of punitive damages. The Company has insurance coverage for up to approximately $50.0 million in damages for this matter.
     In various areas in which the Company operates, outdoor advertising is the object of restrictive and, in some cases, prohibitive zoning and other regulatory provisions, either enacted or proposed. The impact to the Company of loss of displays due to governmental action has been somewhat mitigated by federal and state laws mandating compensation for such loss and constitutional restraints.

     Various acquisition agreements include deferred consideration payments including future contingent payments based on the financial performance of the acquired companies, generally over a one to five year period. Contingent payments involving the financial performance of the acquired companies are typically based on the acquired company meeting certain EBITDA targets as defined in the agreement. The contingent payment amounts are generally calculated based on predetermined multiples of the achieved EBITDA not to exceed a predetermined maximum payment. At December 31, 2005, the Company believes its maximum aggregate contingency, which is subject to the financial performance of the acquired companies, is approximately $26.3 million. In addition, certain acquisition agreements include deferred consideration payments based on performance requirements by the seller, generally over a one to five year period. Contingent payments based on performance requirements by the seller typically involve the completion of a development or obtaining appropriate permits that enable the Company to construct additional advertising displays. At December 31, 2005, the Company believes its maximum aggregate contingency, which is subject to performance requirements by the seller, is approximately $36.4 million. As the contingencies have not been met or resolved as of December 31, 2005, these amounts are not recorded. If future payments are made, amounts will be recorded as additional purchase price.
     The Company has various investments in nonconsolidated affiliates subject to agreements that contain provisions that may result in future additional investments to be made by the Company. The put values are contingent upon financial performance of the investee and are typically based on the investee meeting certain EBITDA targets, as defined in the agreement. The contingent payment amounts are generally calculated based on predetermined multiples of the achieved EBITDA not to exceed a predetermined maximum amount.
NOTE I — RELATED PARTY TRANSACTIONS
     The Company has an account that represents net amounts due to or from Clear Channel Communications, which is recorded as “Due from Clear Channel Communications” on the consolidated and combined balance sheets. Subsequent to the IPO, the account accrues interest pursuant to the Master Agreement and is generally payable on demand. Included in the account is the net activity resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, the Company maintains collection bank accounts swept daily by Clear Channel Communications. In return, Clear Channel Communications funds the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment. At December 31, 2005 and 2004, the balance in “Due from Clear Channel Communications” was $0.1 million and $302.6 million, respectively. The net interest income for the year ended December 31, 2005 was $0.1 million.
     The Company issued two intercompany notes to Clear Channel Communications in the aggregate original principal amount of approximately $1.5 billion. These notes are further disclosed in Note G. The Company used all of the net proceeds of the IPO, along with its balance in the “Due from Clear Channel Communications” account, to repay a portion of the outstanding balances of the $1.4 billion and $73.0 million intercompany notes. The remaining balance of $393.7 million was recorded as a capital contribution pursuant to the Master Agreement between the Company and Clear Channel Communications.
     On August 2, 2005, the Company distributed a note in the original principal amount of $2.5 billion to Clear Channel Communications as a dividend. This note matures on August 2, 2010 and accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. At December 31, 2005, the interest rate on the $2.5 billion intercompany note was 5.9%.
     Prior to the IPO, Clear Channel Communications provided funding for certain of the Company’s acquisitions of outdoor advertising net assets. The amounts funded by Clear Channel Communications for these acquisitions are recorded prior to the IPO in “Owner’s net investment,” a component of shareholders’/owner’s equity.
     The Company provides advertising space on its billboards for radio stations owned by Clear Channel Communications. For the years ended December 31, 2005, 2004 and 2003, the Company recorded $10.0 million, $12.4 million, and $17.5 million, respectively, in revenue for these advertisements.
     Clear Channel Communications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services. These services are charged to the Company based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For the years ended December 31, 2005, 2004 and 2003, the Company recorded $16.0 million, $16.6 million, and $19.6 million, respectively, as a component of corporate expenses for these services.
     Clear Channel Communications owns the trademark and trade names used by the Company. Beginning January 1, 2003, Clear Channel Communications began charging the Company a royalty fee based on annual revenue for use of the Clear Channel trademark name. Clear Channel Communications used a third party valuation firm to assist in the calculation of the royalty fee. For the years ended December 31, 2005, 2004 and 2003, the Company recorded $14.8 million, $15.8 million, and $14.1 million, respectively, of royalty fees in “Other income (expense) — net.”
     Pursuant to the tax matters agreement, the operations of the Company are included in a consolidated federal income tax return filed by Clear Channel Communications. The Company’s provision for income taxes has been computed on the basis that the Company files separate consolidated income tax returns with its subsidiaries. Tax payments are made to Clear Channel Communications on the basis of the Company’s separate taxable income. Tax benefits recognized on the Company’s employee stock options exercises are retained by the Company.
     The Company computes its deferred income tax provision using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, as if the Company was a separate taxpayer. Deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not some portion or all of the asset will not be realized. The Company’s provision for income taxes is further disclosed in Note J.
     Pursuant to the employee matters agreement, the Company’s employees participate in Clear Channel Communications employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan. These costs are recorded as a component of selling, general and administrative expenses and were approximately $9.1 million, $8.2 million, and $7.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.
NOTE J — INCOME TAXES
     The operations of the Company are included in a consolidated federal income tax return filed by Clear Channel Communications, Inc. However, for financial reporting purposes, the Company’s provision for income taxes has been computed on the basis that the Company files separate consolidated income tax returns with its subsidiaries.
     Significant components of the provision for income tax expense (benefit) are as follows:

(In thousands)
	2005	2004	2003
Current — federal	$2,280	$(10,291)	$(27,813)
Current — foreign	48,037	34,894	22,734
Current — state	856	(1,181)	(7,013)

Total current	51,173	23,422	(12,092)
Deferred — federal	26,007	40,048	44,098
Deferred — foreign	(35,040)	(18,339)	(27,714)
Deferred — state	3,344	17,423	7,560

Total deferred	(5,689)	39,132	23,944

Income tax expense (benefit)	$45,484	$62,554	$11,852

     The increase in current tax expense of $27.8 million for the year ended December 31, 2005 was due primarily to an increase in “Income (loss) before income taxes, minority interest and cumulative effect of a change in accounting principle” of $45.3 million. Deferred tax expense decreased by $44.8 million for the year ended December 31, 2005 due to less tax depreciation recorded in 2005 as well as certain tax losses on the disposition of assets recorded in 2004. The decrease in tax depreciation is primarily due to a change in the tax laws resulting in the expiration of the favorable bonus depreciation tax rules in 2004. In addition foreign deferred tax benefits increased $16.7 million for the year ended December 31, 2005 primarily due to a change in the carrying value of certain deferred tax liabilities as a result of certain local country law and tax rate changes.
     The increases in current and deferred expense of $35.5 million and $15.2 million, respectively, for the year ended December 31, 2004 were due to an increase in “Income (loss) before income taxes, minority interest and cumulative effect of a change in accounting principle” of $96.9 million and additional deferred tax expense of approximately $16.0 million being recorded in order to adjust the deferred tax asset balance to an amount determined to be realizable by the Company.
     Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2005 and 2004 are as follows:

(In thousands)
	2005	2004
Deferred tax liabilities:
Foreign	$3,917	$37,185
Other	1,450	1,816

Total deferred tax liabilities	5,367	39,001
Deferred tax assets:
Intangibles and fixed assets	241,016	266,053
Accrued expenses	24	1,163
Equity in earnings	2,138	2,138
Net operating loss carryforwards	338	—
Bad debt reserves	2,799	1,624
Deferred income	4,801	8,762
Other	417	95

Total deferred tax assets	251,533	279,835

Net deferred tax assets	246,166	240,834
Less current portion	6,219	9,778

Long-term net deferred tax assets	$239,947	$231,056

     The deferred tax asset associated with intangibles and fixed assets primarily relates to the difference in book and tax basis of acquired permits and tax deductible goodwill created from the Company’s various stock acquisitions. As discussed in Note B, in 2004 the Company adopted D-108, which resulted in the Company recording a non-cash charge of approximately $162.9 million, net of deferred tax of $113.2 million, related to its permits. In accordance with Statement No. 142, the Company no longer amortizes its book basis in permits. As the Company continues to amortize its tax basis in its permits and tax deductible goodwill, the deferred tax asset will decrease over time.
     The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

(In thousands)
	2005	2004	2003
Income tax expense (benefit) at statutory rates	$43,025	$24,511	$(8,100)
State income taxes, net of federal tax benefit	4,200	16,242	547
Foreign taxes	4,816	11,379	5,974
Nondeductible items	597	607	560
Additional deferred tax expense	—	4,804	—
Tax contingencies	(7,074)	4,626	10,116
Subpart F income	—	441	2,542
Other, net	(80)	(56)	213

	$45,484	$62,554	$11,852

     During 2005, the Company recorded tax expense of approximately $45.5 million on income (loss) before income taxes, minority interest and cumulative effect of a change in accounting principle of $122.9 million. Foreign income (loss) before income taxes was approximately $23.4 million for 2005. The Company recorded a current tax benefit of approximately $8.0 million due to the favorable resolution of certain tax contingencies in 2005. These tax contingencies primarily associated with tax planning related to the Company’s foreign operations that was reviewed and not adjusted by the taxing authorities during 2005. The tax contingencies were originally recorded through the income statement by increasing current tax expense in earlier years when the planning was implemented and therefore, when the contingencies were settled favorably the amounts were reversed in the income statement as a current tax benefit in the current year. In addition, the Company did not record a tax benefit on certain tax losses in its foreign operations due to the uncertainty of the ability to utilize those tax losses in the future.
     During 2004, the Company recorded tax expense of approximately $62.6 million on income (loss) before income taxes, minority interest and cumulative effect of a change in accounting principle of $77.6 million. Foreign income (loss) before income taxes was approximately $14.8 million for 2004. The Company recorded additional deferred tax expense of approximately $16.0 million in 2004 in order to adjust the deferred tax asset balance to an amount determined to be realizable by the Company. In addition, the Company did not record a tax benefit on certain tax losses in its foreign operations due to the uncertainty of the ability to utilize those tax losses in the future.
     During 2003, the Company recorded tax expense of approximately $11.9 million on income (loss) before income taxes, minority interest and cumulative effect of a change in accounting principle of ($19.2) million. Foreign income (loss) before income taxes was approximately ($31.3) million. The Company recorded additional current tax expense due to certain tax contingencies of approximately $10.1 million in 2003. In addition, the Company did not record a tax benefit on certain tax losses in its foreign operations due to the uncertainty of the ability to utilize those tax losses in the future.
     All tax liabilities owed by the Company are paid by the Company or on behalf of the Company by Clear Channel Communications through an operating account that represents net amounts due to or from Clear Channel Communications.
NOTE K — SHAREHOLDERS’/OWNER’S EQUITY
Stock Options
     The Company has granted options to purchase its Class A common stock to employees and directors of the Company and its affiliates at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and are forfeited in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates. All option plans contain anti-dilutive provisions that permit the adjustment of the number of shares of the Company common stock represented by each option for any change in capitalization.
     The following table presents a summary of the Company’s stock options outstanding at and stock option activity during the year ended December 31, 2005 (“Price” reflects the weighted average exercise price per share). There were no options to purchase the Company’s stock issued or outstanding prior to the IPO:
(In thousands, except per share data)

	2005
	Options	Price
Outstanding, beginning of year	—	$—
Options converted from Clear Channel Communications (1)	6,296	26.26
Granted	2,302	18.00
Exercised	(1)	15.43
Forfeited or expired	(88)	23.86

Outstanding, end of year	8,509	$24.05

Exercisable, end of year	2,875
Weighted average fair value per option granted	$6.51

(1)	Prior to the IPO, the Company’s employees held 3.6 million options to purchase shares of Clear Channel Communications’ common stock. All of these options for Clear Channel Communications’ common stock were converted into options of the Company at the closing of the IPO.
           There were 33.3 million shares available for future grants under the various option plans at December 31, 2005. Vesting dates range from February 2004 to November 2010, and expiration dates range from February 2006 to December 2015 at exercise prices and average contractual lives as follows:

(In thousands of shares)		Weighted
		Average	Weighted		Weighted
	Outstanding	Remaining	Average	Exercisable	Average
	as of	Contractual	Exercise	as of	Exercise
Range of Exercise Prices	12/31/05	Life	Price	12/31/05	Price
$15.01—$20.00	3,317	7.2	$17.94	43	$17.20
20.01—25.00	1,195	5.0	21.06	54	23.87
25.01—30.00	2,329	3.6	26.12	1,642	26.03
30.01—35.00	994	2.6	32.80	462	32.87
35.01—40.00	521	1.2	37.93	521	37.93
40.01—45.00	114	4.6	42.80	114	42.80
45.01—50.00	39	1.0	49.52	39	49.52

	8,509	4.9	$24.05	2,875	$30.09
     Prior to the IPO, the Company did not have any compensation plans under which it granted stock awards to employees. However, Clear Channel Communications granted the Company’s officers and other key employees stock options to purchase shares of Clear Channel Communications’ common stock. As does the Company, Clear Channel Communications accounted for its stock-based award plans in accordance with APB 25, and related interpretations, under which compensation expense is recorded to the extent the current market price of the underlying stock exceeds the exercise price. Clear Channel Communications calculated the pro forma stock compensation expense as if the stock-based awards had been accounted for using the provisions of Statement 123, Accounting for Stock-Based Compensation. The stock compensation expense was then allocated to the Company based on the percentage of options outstanding to employees of the Company.
     The fair value of the 6.3 million options converted from Clear Channel Communications to the Company’s options was estimated at the date of conversion and the fair value of the 2.3 million new options granted was estimated at the date of grant, using a Black-Scholes option-pricing model with the following assumptions: Risk-free interest rate ranging from 4.42% to 4.58%, a dividend yield of 0%, an expected volatility factor ranging from 25% to 27% and an expected life ranging from 1.3 years to 7.5 years.

     Pro forma net income and earnings per share, assuming the Company and Clear Channel Communications accounted for all employee stock options using the fair value method and amortized such to expense over the options’ vesting period is as follows:

(In thousands, except per share data)	2005	2004	2003
Income (loss) before cumulative effect of a change in accounting principle:
Reported	$61,573	$7,478	$(34,993)
Pro forma stock compensation expense, net of tax	(3,002)	(6,474)	(3,701)

Pro Forma	$58,571	$1,004	$(38,694)

Income (loss) before cumulative effect of a change in accounting principle per common share:
Basic:
Reported	$.19	$.02	$(.11)

Pro Forma	$.18	$.00	$(.12)

Diluted:
Reported	$.19	$.02	$(.11)

Pro Forma	$.18	$.00	$(.12)

     The weighted average fair value of stock options granted is required to be based on a theoretical option pricing model. In actuality, because the company’s employee stock options are not traded on an exchange, employees can receive no value nor derive any benefit from holding stock options under these plans without an increase in the market price of the Company’s stock. Such an increase in stock price would benefit all shareholders commensurately.
Restricted Stock Awards
     The Company granted 0.2 million restricted stock awards to its employees at the close of the IPO at a weighted average share price of $18.00. These common shares hold a legend which restricts their transferability for a term of from three to five years and are forfeited in the event the employee terminates his or her employment or relationship with the Company prior to the lapse of the restriction. The restricted stock awards were granted out of the Company’s stock option plan. For the years ended December 31, 2005, 2004 and 2003, the Company recorded $0.8 million, $0.1 million and none, respectively, as a component of direct operating expenses for restricted stock. The amount recorded prior to the IPO relates to Clear Channel Communications’ restricted stock awards granted to the Company’s employees.
Reconciliation of Earnings per Share
     In connection with the IPO, all of Clear Channel Communications shares of the Company’s common stock outstanding were converted into 315.0 million shares of Class B common stock. This conversion is reflected as a recapitalization for earnings per share purposes which requires retroactive statement in accordance with FAS 128, Earnings Per Share. As a result, shares outstanding prior to the IPO are 315.0 million.

(In thousands, except per share data)	2005	2004	2003
NUMERATOR:
Income (loss) before cumulative effect of a change in accounting principle	$61,573	$7,478	$(34,993)
Cumulative effect of a change in accounting principle	—	(162,858)	—

Net income (loss)	61,573	(155,380)	(34,993)

Effect of dilutive securities:
None	—	—	—

Numerator for net income (loss) per common share — diluted	$61,573	$(155,380)	$(34,993)

DENOMINATOR:
Weighted average common shares	319,890	315,000	315,000

Effect of dilutive securities:
Stock options and restricted stock awards	31	—	—

Denominator for net income (loss) per common share — diluted	319,921	315,000	315,000

Net income (loss) per common share:
Income before cumulative effect of a change in accounting principle — Basic	$.19	$.02	$(.11)
Cumulative effect of a change in accounting principle — Basic	—	(.52)	—

Net income (loss) — Basic	$.19	$(.50)	$(.11)

Income before cumulative effect of a change in accounting principle — Diluted	$.19	$.02	$(.11)
Cumulative effect of a change in accounting principle — Diluted	—	(.52)	—

Net income (loss) — Diluted	$.19	$(.50)	$(.11)

NOTE L — EMPLOYEE STOCK AND SAVINGS PLANS
     The Company’s U.S. employees are eligible to participate in various 401(K) savings and other plans provided by Clear Channel Communications for the purpose of providing retirement benefits for substantially all employees. Both the employees and the Company make contributions to the plan. The Company matches a portion of an employee’s contribution. Beginning January 1, 2003, the Company match was increased from 35% to 50% of the employee’s first 5% of pay contributed to the plan. Company matched contributions vest to the employees based upon their years of service to the Company. Contributions to these plans of $2.1 million, $1.9 million and $1.6 million were recorded as a component of operating expenses for 2005, 2004 and 2003, respectively.
     In addition, employees in the Company’s international segment participate in retirement plans administered by the Company which are not part of the 401(K) savings and other plans provided by Clear Channel Communications. Contributions to these plans of $16.2 million, $15.0 million and $9.4 million were recorded as a component of operating expenses for 2005, 2004 and 2003, respectively.
     The Company’s employees are also eligible to participate in a non-qualified employee stock purchase plan provided by Clear Channel Communications. Under the plan, shares of Clear Channel Communications’ common stock may be purchased at 95% of the market value on the day of purchase. Clear Channel Communications changed its discount from market value offered to participants under the plan from 15% to 5% in July 2005.

Employees may purchase shares having a value not exceeding 10% of their annual gross compensation or $25,000, whichever is lower. During 2005, 2004 and 2003, all Clear Channel Communications employees purchased 222,789, 262,163 and 266,978 shares at weighted average share prices of $28.79, $32.05 and $34.01, respectively. The Company’s employees represent approximately 13% of the total participation in this plan.
     Certain highly compensated executives of the Company are eligible to participate in a non-qualified deferred compensation plan provided by Clear Channel Communications, which allows deferrals up to 50% of their annual salary and up to 80% of their bonus before taxes. Clear Channel Communications does not match any deferral amounts and retains ownership of all assets until distributed. There is no liability recorded by the Company under this deferred compensation plan as the liability of this plan is Clear Channel Communications’.
NOTE M — OTHER INFORMATION

(In thousands)	For the Year Ended December 31,
	2005	2004	2003
The following details the components of “Other income (expense) — net:”
Royalty fee to Clear Channel Communications	$(14,825)	$(15,809)	$(14,063)
Asset retirement obligation	—	—	(7,000)
Other	2,534	(721)	(295)

Total other income (expense) — net	$(12,291)	$(16,530)	$(21,358)

NOTE N — SEGMENT DATA
     The Company has two reportable operating segments — Americas and international. The Americas segment includes operations in the United States, Canada and Latin America, and the international segment includes operations in Europe, Asia, Africa and Australia.

(In thousands)			Corporate and
			gain on
			disposition of	Consolidated/
	Americas	International	assets - net	Combined
2005
Revenue	$1,216,382	$1,449,696	$—	$2,666,078
Direct operating expenses	490,519	851,788	—	1,342,307
Selling, general and administrative expenses	186,749	355,045	—	541,794
Depreciation and amortization	180,559	220,080	—	400,639
Corporate expenses	—	—	61,096	61,096
Gain on disposition of assets – net	—	—	3,488	3,488

Operating income (loss)	$358,555	$22,783	$(57,608)	$323,730

Identifiable assets	$2,531,641	$2,140,407	$246,297	$4,918,345
Capital expenditures	$73,084	$135,072	$—	$208,156

2004
Revenue	$1,092,089	$1,354,951	$—	$2,447,040
Direct operating expenses	468,687	793,630	—	1,262,317
Selling, general and administrative expenses	173,010	326,447	—	499,457
Depreciation and amortization	186,620	201,597	—	388,217
Corporate expenses	—	—	53,770	53,770
Gain on disposition of assets – net	—	—	10,791	10,791

Operating income (loss)	$263,772	$33,277	$(42,979)	$254,070

Identifiable assets	$2,460,011	$2,223,918	$557,004	$5,240,933
Capital expenditures	$60,506	$115,634	$—	$176,140

(In thousands)			Corporate and
			gain on
			disposition of	Consolidated/
	Americas	International	assets - net	Combined
2003
Revenue	$1,006,376	$1,168,221	$—	$2,174,597
Divisional operating expenses	435,075	698,311	—	1,133,386
Selling, general and administrative expenses	161,579	295,314	—	456,893
Depreciation and amortization	194,237	185,403	—	379,640
Corporate expenses	—	—	54,233	54,233
Gain on disposition of assets – net	—	—	16,669	16,669

Operating income (loss)	$215,485	$(10,807)	$(37,564)	$167,114

Identifiable assets	$2,705,321	$2,159,503	$367,996	$5,232,820
Capital expenditures	$60,685	$144,460	$—	$205,145
     Revenue of $69.7 million, $57.5 million and $46.6 million and identifiable assets of $68.2 million, $35.7 million and $28.9 million derived from the Company’s operations in Latin America and Canada are included in the Americas data above for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE O — QUARTERLY RESULTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	March 31		June 30		September 30		December 31
	2005	2004	2005	2004	2005	2004	2005	2004
Revenue	$578,959	$521,593	$684,509	$639,549	$668,003	$600,166	$734,607	$685,732
Operating expenses:
Direct operating expenses	326,054	293,851	332,706	312,815	329,688	317,754	353,859	337,897
Selling, general and administrative expenses	129,597	118,022	127,316	119,310	153,162	120,856	131,719	141,269
Depreciation and amortization	98,266	99,750	96,562	92,806	95,405	96,254	110,406	99,407
Corporate expenses	12,975	11,856	13,423	14,681	12,999	12,914	21,699	14,319
Gain (loss) on the disposition of assets — net	1,581	368	290	(100)	1,043	577	574	9,946

Operating income (loss)	13,648	(1,518)	114,792	99,837	77,792	52,965	117,498	102,786
Interest expense	3,244	3,675	3,223	3,600	3,407	3,836	5,813	3,066
Intercompany interest expense	36,414	36,413	36,414	36,413	60,265	36,413	49,574	36,414
Equity in earnings of nonconsolidated affiliates	345	319	5,602	4,468	3,961	(2,517)	(64)	(2,346)
Other income (expense) — net	(2,842)	(6,055)	(1,129)	(2,469)	(5,748)	(4,568)	(2,572)	(3,438)

Income (loss) before income taxes, minority interest and cumulative effect of a change in accounting principle	(28,507)	(47,342)	79,628	61,823	12,333	5,631	59,475	57,522
Income tax (expense) benefit	23,565	35,706	(58,431)	(43,946)	3,122	(3,009)	(13,740)	(51,305)
Minority interest expense	950	748	3,685	2,634	5,913	1,581	5,324	2,639

Income (loss) before cumulative effect of a change in accounting principle	(5,892)	(12,384)	17,512	15,243	9,542	1,041	40,411	3,578
Cumulative effect of a change in accounting principle, net of tax of $113,173	—	—	—	—	—	—	—	(162,858)

Net income (loss)	$(5,892)	$(12,384)	$17,512	$15,243	$9,542	$1,041	$40,411	$(159,280)

Net income (loss) per common share:
Basic	$(.02)	$(.04)	$.06	$.05	$.03	.00	$.12	(.51)
Diluted	$(.02)	$(.04)	$.06	$.05	$.03	.00	$.12	(.51)

Stock price:
High	$—	$—	$—	$—	$—	$—	$20.40	$—
Low	—	—	—	—	—	—	18.00	—
The Company’s Class A common stock is traded on the New York Stock Exchange under the symbol CCO.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable
ITEM 9A. Controls and Procedures
     Our principal executive and financial officers have concluded, based on their evaluation as of the end of the period covered by this Form 10-K, that our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.
     There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information
Not applicable

PART III
ITEM 10. Directors and Executive Officers of the Registrant
     Set forth below are the names and ages and current positions of our executive officers, directors and significant employees as of March 15, 2006.

Name	Age	Position	Term as Director
L. Lowry Mays	70	Chairman of the Board and Director	Expires 2007
William D. Parker	44	Director	Expires 2009
James M. Raines	66	Director	Expires 2007
Marsha McCombs Shields	51	Director	Expires 2008
Dale W. Tremblay	47	Director	Expires 2009
Mark P. Mays	42	Chief Executive Officer and Director	Expires 2009
Randall T. Mays	40	Chief Financial Officer and Director	Expires 2008
Paul J. Meyer	63	President and Chief Operating Officer
Jonathan Bevan	34	Chief Financial Officer — International
Augusto Claux	58	Regional President — Latin America
Michael R. Deeds	63	Executive Vice President — Americas Operations
Bo Rickard Hedlund	40	Chief Executive Officer — Northern Europe
Michael F. Hudes	45	Global Director — Digital Media
Eugene P. Leehan	43	Regional President — Western United States
Coline McConville	41	Chief Executive Officer — Europe
Franklin G. Sisson, Jr	53	Global Director — Sales and Marketing
Timothy C. Stauning	49	Regional President — Eastern United States
Kurt Tingey	41	Executive Vice President — Americas Chief Financial Officer
Laura C. Toncheff	38	Executive Vice President — Americas Real Estate, Public Affairs and Legal
     L. Lowry Mays has served as a member of our Board of Directors since April 1997 and has been our Chairman of the Board since October 2005. Mr. Mays is Chairman of the Board of Directors of Clear Channel Communications, and prior to October 2004 he was the company’s Chief Executive Officer. Mr. Mays has been a member of Clear Channel Communications’ Board of Directors since its inception and has served on the Board of Directors of Live Nation, Inc. since August 2005. Mr. Mays is the father of Mark P. Mays and Randall T. Mays, both of whom are members of our Board of Directors and executive officers of us.
     William D. Parker has served as Chairman and Chief Executive Officer of America West Holdings Corporation and America West Airlines since September 2001. Since May 2000, Mr. Parker has served as President of America West Airlines. He assumed the position of Chief Operating Officer of America West Airlines in December 2000 in addition to his role as President of the company. From 1999 to 2000, Mr. Parker served as Executive Vice President, Corporate Group of America West Airlines.
     James M. Raines has served as the President of James M. Raines & Co., an investment banking company, since 1988. Since 1998, Mr. Raines has served on the Board of Directors of Waddell & Reed Financial, Inc., a financial services corporation.
     Marsha McCombs Shields has served as a director of Primera Insurance since March 1989. Since June 2002, Ms. McCombs has served as the President of the McCombs Foundation and as Dealer Principal for McCombs Automotive. She has served as Manager of McCombs Family Ltd. since January 2000. Ms. Shields is the daughter of one of the Board members of Clear Channel Communications.

     Dale W. Tremblay has served as President and Chief Executive Officer of C.H. Guenther & Son, Inc., a food marketing and manufacturing company, since July 2001. Prior to that, from May 1998 to July 2001, Mr. Tremblay served as the Executive Vice President and Chief Operating Officer of C.H. Guenther & Son, Inc. Mr. Tremblay was a Financial Analyst for R.R. Donnelley & Sons from June 1980 to May 1982. He currently serves on the Advisory Board for the Michigan State University Financial Analysis Lab.
     Mark P. Mays has served as our Chief Executive Officer since August 2005 and Director since April 1997. Mr. Mays was President and Chief Operating Officer of Clear Channel Communications from February 1997 until his appointment as President and Chief Executive Officer in October 2004. He relinquished his duties as President of Clear Channel Communications in February 2006. Mr. Mays has served on the Board of Directors of Clear Channel Communications since May 1998, and has served on the Board of Live Nation, Inc. since August 2005. Mr. Mays is the son of L. Lowry Mays, Clear Channel Communications’ Chairman and one of our Board members, and is the brother of Randall T. Mays, our Executive Vice President and Chief Financial Officer and one of our Board members.
     Randall T. Mays has served as our Chief Financial Officer since August 2005 and Director since April 1997. Mr. Mays has served as Chairman of the Board of Directors of Live Nation, Inc. since August 2005. He also was appointed Executive Vice President and Chief Financial Officer of Clear Channel Communications in February 1997 and was appointed Secretary in April 2003. He was appointed President of Clear Channel Communications in February 2006. He has served on the Board of Directors of Clear Channel Communications since April 1999. Mr. Mays is the son of L. Lowry Mays, Clear Channel Communications’ Chairman and one of our board members, and is the brother of Mark P. Mays, our Chief Executive Officer and one of our board members.
     Paul J. Meyer has served as our President and Chief Operating Officer since April 2005. Prior thereto, he served as President and Chief Executive Officer of our Americas segment from January 2002 to April 2005 and President/Chief Operating Officer of our Americas segment from March 1999 to December 2001. Mr. Meyer has also served as Vice President of Clear Channel Communications since March 1999.
     Jonathan D. Bevan has served as our Chief Financial Officer — International since January 2006. Prior thereto, he served as Chief Operating Officer — International since December 2004. Mr. Bevan served as Senior Vice President/Operations of our international segment from September 2002 to December 2004 and, prior thereto, as Director of Finance for the remainder of the relevant five-year period.
     Augusto Claux has served as our Regional President — Latin America since 1999.
     Michael R. Deeds has served as our Executive Vice President — Americas Operations since 1999 and has been employed with us for 38 years.
     Bo Rickard Hedlund has served as the Chief Executive Officer — Northern Europe of our international segment since April 1, 2005. Prior thereto, Mr. Hedlund served as Executive Vice President — Nordic Region from October 2001 to March 2005 and Regional Director for all of our business units in Sweden, Norway, Denmark and Finland. From November 1997 to September 2001, Mr. Hedlund served as General Manager — Sweden. From 2003, Mr. Hedlund was responsible for our Baltics and Russia regions and was also responsible for our Dutch business unit and Clear Channel Hillenaar from 2004.
     Michael F. Hudes has served as our Global Director — Digital Media (previously Executive Vice President/Corporate Development) since August 2005. Prior thereto, he served as our Executive Vice President/Corporate Development since March 2004. From April 2002 to February 2004, he also served as President, Chief Operating Officer and a Director of AdSpace Networks, Inc., a digital media network builder. Prior thereto, Mr. Hudes was President, Chief Operating Officer and a Director of Organic, Inc., an internet professional services company from November 1995 to September 2001.
     Eugene P. Leehan has served as our Regional President — Western United States since January 2003. Prior thereto, Mr. Leehan has worked for us or our predecessor companies in various capacities since February 1986.

     Coline L. McConville has served as Chief Executive Officer — Europe of our international segment since January 2003. Prior thereto, she served as Chief Operating Officer for our international segment for the remainder of the relevant five-year period.
     Franklin G. Sisson, Jr. has served as our Global Director — Sales and Marketing since August 2005. Prior thereto, he served as Executive Vice President Sales and Marketing of the Americas segment since January 2001 and as President/General Manager Orlando Division from August 1998 to December 2000.
     Timothy C. Stauning has served as our Regional President — Eastern United States since August 2004. Prior thereto, Mr. Stauning served as President of our New York Branch since August 1998.
     Kurt A. Tingey has served as our Executive Vice President and Americas Chief Financial Officer since January 1, 2000. From March 1999 to January 2000, Mr. Tingey served as our Senior Vice President — Business Development.
     Laura C. Toncheff has served as our Executive Vice President — Americas Real Estate, Public Affairs and Legal since January 2003. Prior thereto, Ms. Toncheff served as the Executive Vice President and General Counsel for our Americas operations from January 2000, and prior thereto she served as Senior Vice President.
Composition of the Board of Directors
     For so long as Clear Channel Communications is the owner of such number of shares representing more than 50% of the total voting power of our common stock, it will have the ability to direct the election of all the members of our Board of Directors, the composition of our Board Committee and the size of the Board.
     We intend to avail ourselves of certain of the “controlled company” exemptions of the New York Stock Exchange corporate governance standards which free us from the obligation to comply with certain NYSE corporate governance requirements that would otherwise require (i) that the majority of the Board of Directors consists of independent directors, (ii) that we have a Nominating and Governance Committee and that it be composed entirely of independent directors with a written charter addressing the Committee’s purpose and responsibilities, (iii) that we have a Compensation Committee composed entirely of independent directors with a written charter addressing the Committee’s purpose and responsibilities and (iv) an annual performance evaluation of the Compensation Committee. See “Risk Factors — Risks Related to Our Relationship with Clear Channel Communications.”
Director Independence
     Our board currently consists of seven directors, four of whom are independent (as defined by our Governance Guidelines and NYSE listing standards) and one of whom is our Chief Executive Officer. Our Governance Guidelines, which include guidelines for determining director independence, are published in the investor relations section of our website at www.clearchanneloutdoor.com . For a director to be independent, the board must determine the director does not have any direct or indirect material relationship with Clear Channel Outdoor. The board has established guidelines to assist it in determining director independence, which conform to, or are more exacting than, the independence requirements of the NYSE. The independence guidelines are set forth in Appendix A of the Governance Guidelines. The board has determined Mr. Parker, Mr. Raines, Ms. Shields and Mr. Tremblay satisfy the NYSE’s independence requirements and our board’s independence guidelines.
Audit Committee
     The three independent (as determined by the Board of Directors based on the NYSE listing standards) Audit Committee members are James M. Raines, who serves as the chairman, Marsha McCombs Shields and Dale W. Tremblay. James M. Raines has been designated by our Board of Directors as the Audit Committee financial expert (as defined in the applicable regulations of the SEC). The Audit Committee operates under a written charter adopted by the Board of Directors which reflects standards set forth in SEC regulations and NYSE rules. The composition and responsibilities of the Audit Committee and the attributes of its members, as reflected in the charter, are intended to be in accordance with applicable requirements for corporate Audit Committees. The charter will be reviewed, and amended if necessary, on an annual basis. The full text of the Audit Committee’s charter can be found on our website at www.clearchanneloutdoor.com or may be obtained upon request from our Secretary.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and beneficial owners of more than 10% of any class of equity securities of Clear Channel Outdoor to file reports of ownership and changes in ownership with the SEC and the NYSE. Directors, executive officers and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) forms they file.
     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no such forms were required to be filed by those persons, Clear Channel Outdoor believes all such Section 16(a) filing requirements were satisfied during fiscal year 2005.
Code of Business Conduct and Ethics
     We adopted a Code of Business Conduct and Ethics applicable to all of our directors and employees, including our chief executive officer, chief financial officer and chief operating officer, which is a “code of ethics” as defined by applicable SEC rules. This code is publicly available on our website at www.clearchanneloutdoor.com or may be obtained upon request from our Secretary. If we make any amendments to this code, other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from any provisions of this code that apply to our chief executive officer, chief financial officer or chief operating officer and relate to an element of the SEC’s “code of ethics” definition, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a report on Form 8-K filed with the SEC.
ITEM 11. Executive Compensation
     The following tables set forth compensation information with respect to the Company and Clear Channel Communications for our chief executive officer and our other four most highly compensated executive officers who served as officers of Clear Channel Outdoor as of December 31, 2005, as well as our additional individual for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company as of December 31, 2005. We refer to these individuals as our “named executive officers” in this Annual Report.

Summary Compensation Table – Clear Channel Outdoor

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
				Other Annual	Restricted
Name and				Compensation	Stock		LTIP	All Other
Principal Position	Year	Salary ($)	Bonus ($)	($)(1)	Award(s) ($)	Options (#)	Payout ($)	Compensation ($)
Mark P. Mays	2005	191,317	—	—	—	100,000	—	1,143	(4)
CEO (2) (3)	2004	140,972	348,094	—	—	—	—	1,049	(4)

Paul J. Meyer	2005	566,742	920,000	—	—	365,000	—	5,250	(4)
President and COO	2004	465,686	342,000	—	—	—	—	5,125	(4)

Franklin G. Sisson, Jr.	2005	281,821	270,750	—	—	110,000	—	5,250	(4)
Global Director —	2004	249,068	99,250	—	—	—	—	4,048	(4)
Sales and Marketing

Kurt A. Tingey	2005	236,221	228,000	—	99,000 (5)	68,000	—	5,250	(4)
Executive VP and	2004	216,105	86,348	—	—	—	—	5,125	(4)
CFO — Americas

Laura C. Toncheff	2005	236,201	228,000	—	355,500 (6)	11,000	—	5,250	(4)
Executive VP — Real	2004	216,010	86,348	—	—	—	—	5,125	(4)
Estate, Public Affairs and Legal — Americas

Roger Parry* (7)	2005	818,641	444,949	—	—	—	—	269,992	(8)
	2004	785,355	598,719	—	—	—	—	214,502	(8)

*	Mr. Parry resigned his position as Chief Executive Officer of Clear Channel International and remains a non-executive level employee with us.

(1)	Perquisites that are less than $50,000 in the aggregate for any named executive officer are not disclosed in the table in accordance with SEC rules.

(2)	Mr. Mays has served as our Chief Executive Officer since August 2005. Mr. Mays was President and Chief Operating Officer of Clear Channel Communications from February 1997 until his appointment as President and Chief Executive Officer in October 2004. He relinquished his duties as President of Clear Channel Communications in February 2006.

(3)	For 2005, the amounts reflected in the “Salary,” “Bonus” and “All Other Compensation” for Mr. Mays represent the costs allocated to Clear Channel Outdoor under the Corporate Services Agreement with Clear Channel Communications for Mr. Mays’ salary, bonus and other standard employee benefits. For a description of the Corporate Services Agreement, see “Item 13. Certain Relationships and Related Transactions—Arrangements Between Clear Channel Communications and Us—Corporate Services Agreement.” For 2004, the amounts reflected in the table represent a portion of compensation paid to our CEO by Clear Channel Communications allocated to us based on services rendered to us in his capacity as CEO.

(4)	Represents the amount of matching contributions paid related to participation in the Clear Channel Communications 401(k) Plan.

(5)	Grant of 5,500 shares of the Company’s restricted stock was awarded on November 11, 2005. The restricted stock had a fair market value of $110,275 as of December 31, 2005. The restriction will lapse and 25% of the shares will vest on the third and fourth anniversary of the date of the grant, with the remaining 50% of the shares vesting on the fifth anniversary of the date of the grant.

(6)	Grant of 19,750 shares of the Company’s restricted stock was awarded on November 11, 2005. The restricted stock had a fair market value of $395,988 as of December 31, 2005. The restriction will lapse and 25% of the shares will vest on the third and fourth anniversary of the date of the grant, with the remaining 50% of the shares vesting on the fifth anniversary of the date of the grant.

(7)	Mr. Parry is a citizen of the United Kingdom. The compensation amounts reported in this table have been converted from British pounds to U.S. dollars using the average exchange rate from each applicable year.

(8)	Includes $68,221 and $62,902 in contracted payments to Mr. Parry in lieu of a company automobile for 2005 and 2004, respectively. Also includes $4,549 and $9,334 in contracted payments to Mr. Parry in lieu of medical benefit for 2005 and 2004, respectively. Also includes $197,222 and $142,266 in contributions paid by Clear Channel Communications to Mr. Parry’s pension plan for 2005 and 2004, respectively.
Summary Compensation Table – Clear Channel Communications

					Long-Term Compensation
		Annual Compensation			Awards				Payouts
				Other Annual	Restricted
Name and				Compensation	Stock				LTIP	All Other
Principal Position	Year	Salary ($)	Bonus ($)	($)(1)	Award(s) ($)		Options (#)		Payout ($)	Compensation ($)
Mark P. Mays	2005	—	—	—	5,840,060	(3)	255,000		—	—
CEO	2004	—	—	—	1,113,250	(3)	150,000		—	—

Paul J. Meyer	2005	—	—	—	377,040	(4)	—		—	—
President and COO	2004	—	—	—	—		65,000	(2)	—	—

Franklin G. Sisson, Jr.	2005	—	—	—	—		20,000	(2)	—	—
Global Director —	2004	—	—	—	—		15,000	(2)	—	—
Sales and Marketing

Kurt A. Tingey	2005	—	—	—	—		20,000	(2)	—	—
Executive VP and	2004	—	—	—	—		15,000	(2)	—	—
CFO — Americas

Laura C. Toncheff	2005	—	—	—	62,840	(5)	10,000	(2)	—	—
Executive VP — Real	2004	—	—	—	—		15,000	(2)	—	—
Estate, Public Affairs and Legal — Americas

Roger Parry	2005	—	—	—	125,680	(4)	20,000	(2)	—	—
	2004	—	—	—	—		35,000	(2)	—	—

(1)	Perquisites that are less than $50,000 in the aggregate for any named executive officer are not disclosed in the table in accordance with SEC rules.

(2)	Prior to the IPO, these named executive officers were granted options to purchase shares of Clear Channel Communications’ common stock. As a result of the IPO, these options were converted to options to purchase our Class A common stock. Amounts reflected in the table represent the initial grants of Clear Channel Communications’ common stock.

(3)	Grants of 150,000 and 34,000 shares of Clear Channel Communications’ restricted stock were awarded on December 22, 2005 and February 16, 2005, respectively. The grants authorized in December 2005 were made in lieu of option grants that would otherwise have been made in 2006. Grants of 25,000 shares of Clear Channel Communications’ restricted stock were awarded on both February 19, 2004 and February 19, 2003. The aggregate 234,000 shares of restricted stock had a fair market value of $7,359,300 as of December 31, 2005. The restriction will lapse and the shares will vest on the fifth anniversary of the date of grant. The holder will receive all cash dividends declared by and paid by Clear Channel Communications during the vesting period.

(4)	Grants of 12,000 and 4,000 shares of Clear Channel Communications’ restricted stock were awarded to Mr. Meyer and Mr. Parry, respectively, on January 12, 2005. The aggregate shares of Clear Channel

Communications’ restricted stock had a fair market value of $377,400 and $125,800, respectively, as of December 31, 2005. The restriction will lapse and 25% of the shares will vest on the third and fourth anniversary of the date of the grant, with the remaining shares vesting on the fifth anniversary of the date of grant. The holder will receive all cash dividends declared and paid by Clear Channel Communications during the vesting period.

(5)	Grant of 2,000 shares of Clear Channel Communications’ restricted stock was awarded on January 12, 2005. The restricted stock had a fair market value of $62,900 as of December 31, 2005. The holder will receive all cash dividends declared and paid by Clear Channel Communications during the vesting period. The restriction will lapse and 25% of the shares will vest on the third and fourth anniversary of the date of the grant, with the remaining 50% of the shares vesting on the fifth anniversary of the date of the grant.
Stock Options
     The following table sets forth certain information regarding stock options to purchase shares of our Class A common stock granted to our named executive officers during the year ended December 31, 2005:
Stock Option Grant Table – Clear Channel Outdoor

		Number of		Percent of Total
		Securities		Options Granted to			Grant Date
		Underlying Options		Employees in Fiscal	Exercise or Base		Present
Name	Date of Grant	Granted (#)		Year	Price ($/share)	Expiration Date	Value ($)(1)
Mark P. Mays	11/11/05	100,000	(2)	4.1%	18.00	11/11/15	744,000
Paul J. Meyer	11/11/05	365,000	(3)	15.0%	18.00	11/11/12	2,294,025
Franklin G. Sisson, Jr.	11/11/05	110,000	(3)	4.5%	18.00	11/11/12	691,350
Kurt A. Tingey	11/11/05	68,000	(3)	2.8%	18.00	11/11/12	427,380
Laura C. Toncheff	11/11/05	11,000	(3)	.5%	18.00	11/11/12	69,135
Roger Parry	—	—		—	—	—	—

(1)	Present value for this option was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: Risk-free interest rate ranging from 4.51% to 4.58%, a dividend yield of 0%, an expected volatility factor of 27% and the expected life ranging from 5 years to 7.5 years. The present value of stock options granted is based on a theoretical option-pricing model. In actuality, because Clear Channel Outdoor’s employee stock options are not traded on an exchange, optionees can receive no value nor derive any benefit from holding stock options under these plans without an increase in the market price of our Class A common stock. Such an increase in stock price would benefit all shareholders commensurately.

(2)	The stock options granted vest 100% on the fifth anniversary of the date of the grant.

(3)	The stock options granted vest 25% on the third and fourth anniversary of the date of the grant, with the remaining 50% of the shares vesting on the fifth anniversary of the date of the grant.

     The following table sets forth certain information regarding stock options to purchase shares of Clear Channel Communications’ common stock granted to the named executive officers during the year ended December 31, 2005:
Stock Option Grant Table – Clear Channel Communications

		Number of		Percent of Total
		Securities		Options Granted to			Grant Date
		Underlying Options		Employees in Fiscal	Exercise or Base		Present
Name	Date of Grant	Granted (#)		Year	Price ($/share)	Expiration Date	Value ($)(1)
Mark P. Mays	1/12/05	210,000	(2)	2.9%	31.42	1/12/15	1,967,700
Mark P. Mays	2/16/05	45,000	(3)	.6%	34.34	2/16/15	469,800
Paul J. Meyer	—	—		—	—	—	—
Franklin G. Sisson, Jr.	1/12/05	20,000	(4)	.3%	31.42	1/12/15	187,400
Kurt A. Tingey	1/12/05	20,000	(4)	.3%	31.42	1/12/15	187,400
Laura C. Toncheff	1/12/05	10,000	(5)	.1%	31.42	1/12/12	80,875
Roger Parry	1/12/05	20,000	(5)	.3%	31.42	1/12/12	161,750

(1)	Present value for this option was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: Risk-free interest rate ranging from 3.76% to 4.33%, a dividend yield ranging from 1.46% to 2.36%, an expected volatility factor of 25% and the expected life ranging from 5 years to 7.5 years. The present value of stock options granted is based on a theoretical option-pricing model. In actuality, because the employee stock options are not traded on an exchange, optionees can receive no value nor derive any benefit from holding stock options under these plans without an increase in the market price of the common stock. Such an increase in stock price would benefit all shareholders commensurately.

(2)	As a result of the December 21, 2005 spin-off of Clear Channel Communications’ entertainment division, the 210,000 options granted on January 12, 2005 at the exercise price of $31.42 per share were subsequently adjusted to 217,684 options at an exercise price of $30.3107 per share. This adjustment was pursuant to the recapitalization provision of the stock option agreement. The stock options granted vest 100% on the fifth anniversary of the date of the grant.

(3)	As a result of the December 21, 2005 spin-off of Clear Channel Communications’ entertainment division, the 45,000 options granted on February 16, 2005 at the exercise price of $34.34 per share were subsequently adjusted to 47,001 options at an exercise price of $32.8777 per share. This adjustment was pursuant to the recapitalization provision of the stock option agreement. The stock options granted vest 100% on the fifth anniversary of the date of the grant.

(4)	As a result of our IPO, the 20,000 options to purchase shares of Clear Channel Communications’ stock at an exercise price of $31.42 were converted to 35,133 options to purchase shares of our Class A common stock at an exercise price of $17.8861. The stock options granted vest 100% on the fifth anniversary of the date of the grant.

(5)	As a result of our IPO, the 10,000 and 20,000 options to purchase shares of Clear Channel Communications’ stock at an exercise price of $31.42 granted to Ms. Toncheff and Mr. Parry, respectively, were converted to 17,566 and 35,133 options to purchase shares of our Class A common stock at an exercise price of $17.8861. The stock options granted vest 25% on the third and fourth anniversary of the date of the grant, with the remaining 50% of the shares vesting on the fifth anniversary of the date of the grant.
Exercise of Stock Options
     The following table sets forth certain information regarding stock options to purchase shares of our Class A common stock exercised by the named executive officers during the year ended December 31, 2005, including the aggregate value of gains on the date of exercise. In addition, the table sets forth the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2005. Also reported are the values of “in the money” options which represent the positive spread between the exercise price of any existing stock options and Clear Channel Outdoor’s common stock price as of December 31, 2005.

Aggregated Option Exercises and Fiscal Year-End Option Value Table – Clear Channel Outdoor

Number of Securities
			Underlying Unexercised	Value of Unexercised
			Options at Fiscal Year	In-The-Money Options at
	Shares Acquired on		End (#)	Fiscal Year End ($)
Name	Exercise (#)	Value Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable
Mark P. Mays	—	—	-0- / 100,000	-0- / 205,000
Paul J. Meyer (1)	—	—	276,673 / 501,141	-0- / 748,250
Franklin G. Sisson, Jr. (1)	—	—	79,399 / 190,630	-0- / 301,524
Kurt A. Tingey (1)	—	—	59,023 / 134,929	-0- / 215,424
Laura C. Toncheff (1)	—	—	52,875 / 60,362	-0- / 60,561
Roger Parry (1)	—	—	259,117 / 111,988	-0- / 76,024

(1)	As a result of our IPO on November 11, 2005, all of the options to purchase shares of Clear Channel Communications, Inc. were converted to options to purchase our Class A common stock.
     The following table sets forth certain information regarding stock options to purchase shares of Clear Channel Communications’ common stock exercised by the named executive officers during the year ended December 31, 2005, including the aggregate value of gains on the date of exercise. In addition, the table sets forth the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2005. Also reported are the values of “in the money” options which represent the positive spread between the exercise price of any existing stock options and Clear Channel Communications’ common stock price as of December 31, 2005.
Aggregated Option Exercises and Fiscal Year-End Option Value Table – Clear Channel Communications

Number of Securities
			Underlying Unexercised	Value of Unexercised
			Options at Fiscal Year	In-The-Money Options at
	Shares Acquired on		End (#)	Fiscal Year End ($)
Name	Exercise (#)	Value Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable(1)
Mark P. Mays	—	—	313,341 / 1,021,928	-0- / 248,007
Paul J. Meyer	—	—	-0- / -0-	-0- / -0-
Franklin G. Sisson, Jr.	—	—	-0- / -0-	-0- / -0-
Kurt A. Tingey	—	—	-0- / -0-	-0- / -0-
Laura C. Toncheff	—	—	-0- / -0-	-0- / -0-
Roger Parry	—	—	-0- / -0-	-0- / -0-

(1)	All options that remained outstanding after the spin-off of Clear Channel Communications’ entertainment division were adjusted pursuant to the recapitalization terms of the options plans. The adjustment was determined using an intrinsic value method. The amounts shown as of December 31, 2005 have been adjusted accordingly.
Director Compensation
     We pay our non-employee directors an annual cash retainer of $25,000, an additional $1,500 for each board meeting attended and an additional $1,000 for each Committee meeting attended. We may also grant stock options or other stock-based awards to our non-employee directors, and non-employee directors may elect to receive their fees in the form of shares of our Class A common stock. We pay the chairperson of the Audit Committee and the chairperson of the Compensation Committee an additional annual cash retainer of approximately $10,000 and $5,000, respectively. In November 2005, each non-employee director was granted options to purchase 7,500 shares of our common stock and 5,000 shares of restricted stock. Both awards vest 20% annually over five years.
Employment Agreements
     Mark P. Mays has an employment agreement with Clear Channel Communications. Paul J. Meyer has an employment agreement with us. Roger Parry also has an agreement with us. Set forth below are summaries of these agreements.

     On March 10, 2005, Clear Channel Communications entered into an amended and restated employment agreement with Mark P. Mays. This agreement amended and restated the existing employment agreement dated October 1, 1999 between Clear Channel Communications and Mr. Mays. The amended and restated agreement has a term of seven years with automatic daily extensions unless Clear Channel Communications or Mr. Mays elects not to extend the agreement. The employment agreement provides for a minimum base salary, subject to review and annual increase by the Compensation Committee of Clear Channel Communications. In addition, the agreement provides for an annual bonus pursuant to Clear Channel Communications’ Annual Incentive Plan or as the Executive Performance Subcommittee of the Compensation Committee of Clear Channel Communications determines. The employment agreement provides for base minimum salaries of $350,000, and for minimum option grants to acquire 50,000 shares of Clear Channel Communications common stock; provided, however, that the annual option grant will not be smaller than the option grant in the preceding year unless waived by Mr. Mays. Each option will be exercisable at fair market value at the date of grant for a 10-year period even if Mr. Mays is not employed by Clear Channel Communications. The Compensation Committee of Clear Channel Communications or the Executive Performance Subcommittee of the Compensation Committee of Clear Channel Communications will determine the schedule upon which the options will vest and become exercisable.
     The executive employment agreement provides for severance and change-in-control payments in the event that Clear Channel Communications terminates the executive’s employment without “Cause” or if Mr. Mays terminates for “Good Reason.” “Cause” is narrowly defined, and any determination of “Cause” is subject to a supermajority vote of Clear Channel Communications’ independent directors. “Good Reason” includes defined change-in-control transactions involving Clear Channel Communications, Clear Channel Communications’ election not to automatically extend the term of the employment agreement, a diminution in the executive’s pay, duties or title or, at any time that the office of Chairman is held by someone other than himself, L. Lowry Mays or Randall Mays. If Mr. Mays is terminated by Clear Channel Communications without “Cause” or he resigns for “Good Reason” then he will receive a lump-sum cash payment equal to the base salary and bonus that otherwise would have been paid for the remainder of the term of the agreement (using the highest bonus paid to him in the three years preceding the termination but not less than $1,000,000), continuation of benefits, immediate vesting on the date of termination of all stock options held by him on the date of termination, and either: (i) an option to acquire 1,000,000 shares of Clear Channel Communications’ common stock at fair market value as of the date of termination that is fully vested and exercisable for a period of 10 years, or (ii) a grant of a number of shares of Clear Channel Communications’ common stock equal to: (a) 1,000,000, divided by (b) the number computed by dividing: (x) the last reported sale price of Clear Channel Communications’ common stock on the New York Stock Exchange at the close of the trading day immediately preceding the date of termination of executive’s employment, by (y) the value of the stock option described in clause (i) above as determined by Clear Channel Communications in accordance with generally accepted accounting principles. Certain tax gross up payments would also be due on such amounts. In the event Mr. Mays is terminated without “Cause” or for “Good Reason,” the employment agreement also restricts his business activities that compete with the business of Clear Channel Communications for a period of two years following such termination.
     On August 5, 2005, we entered into an employment agreement with Paul J. Meyer. The initial term of the agreement ends on the third anniversary of the date of the agreement; the term automatically extends one day at a time beginning on the second anniversary of the date of the agreement, unless one party gives the other one year’s notice of expiration at or prior to the second anniversary of the date of the agreement. The contract calls for Mr. Meyer to be our President and Chief Operating Officer for a base salary of $600,000 in the first year of the agreement; $625,000 in the second year of the agreement; and $650,000 in the third year of the agreement, subject to additional annual raises thereafter in accordance with company policies. Mr. Meyer is also eligible to receive a performance bonus as decided at the sole discretion of our Board of Directors and the Compensation Committee.
     Mr. Meyer may terminate his employment at any time after the second anniversary of the date of the agreement upon one year’s written notice. We may terminate Mr. Meyer without “Cause” after the second anniversary of the date of the agreement upon one year’s written notice. “Cause” is narrowly defined in the agreement. If Mr. Meyer is terminated without “Cause,” he is entitled to receive a lump sum payment of accrued and unpaid base salary and prorated bonus, if any, and any payments to which he may be entitled under any applicable employee benefit plan. Mr. Meyer is prohibited by his employment agreement from activities that compete with us for one year after he leaves us and he is prohibited from soliciting our employees for employment for 12 months after termination regardless of the reason for termination of employment.

     Effective May 27, 2005, Roger Parry and Clear Channel Outdoor entered into a letter agreement pursuant to which Mr. Parry resigned is position as Chief Executive Officer of Clear Channel International. From June 1, 2005 through May 31, 2006, the Company agreed to pay Mr. Parry a base salary of Pound Sterling 37,493.76 per month, and a car allowance of Pound Sterling 3,124.50 per month. In addition, Mr. Parry is eligible to receive a performance based bonus. From June 1, 2005 through May 31, 2006, Mr. Parry will continue to have the right to participate in employee benefit plans as in effect on the effective date of the letter agreement. Beginning on June 1, 2006 through May 31, 2009, Mr. Parry will continue to be employed as a non-executive level employee at a salary of Pound Sterling 2,000.00 per month. After May 31, 2006, Mr. Parry will no longer be eligible to receive bonus compensation. Mr. Parry agreed to certain non-competition covenants during the term of the letter agreement.
Compensation Committee
     The Compensation Committee members are Mark P. Mays, who is chairman of the committee and our chief executive officer, Dale W. Tremblay and William D. Parker. The Compensation Committee operates under a written charter adopted by the Board of Directors. The Committee is primarily responsible for administering Clear Channel Outdoor’s stock incentive plans, performance-based compensation plans and other incentive compensation plans. Also, the Committee determines compensation arrangements for all of our executive officers and makes recommendations to the Board of Directors concerning compensation policies for us and our subsidiaries.
Compensation Committee Interlocks and Insider Participation
     Other than Mark P. Mays and Randall T. Mays, who each serve as an executive officer and member of the Board of Directors of Clear Channel Communications, none of our executive officers serve as a member of the Compensation Committee or as a member of the Board of Directors of any other company of which any member of our Compensation Committee or Board of Directors is an executive officer.
Employee Benefit Plans
     Our employees currently participate in various incentive, retirement savings, group welfare and other employee benefit plans sponsored by Clear Channel Communications. We are able to withdraw our participation in any Clear Channel Communications plan (subject to 90 days’ notice). Similarly, Clear Channel Communications may terminate our participation in its plans (subject to 90 days’ notice). Unless sooner terminated, it is likely our participation in the Clear Channel Communications employee benefit plans will end if and at such time as Clear Channel Communications owns less than 80% of the total voting power of our common stock. It is anticipated our stock will be added to the listing of available investments under the Clear Channel Communications 401(k) plan, but there is no assurance this will occur or continue.
     We reimburse Clear Channel Communications for the costs incurred by it and its other affiliates in connection with the continuing coverage of our employees in the Clear Channel Communications employee benefit plans and in connection with its or their services relating to payroll administration and the administration of our own stock incentive and other plans. We retain responsibility for employment-related liabilities and obligations with respect to our employees.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Ownership of Common Stock
     The following table sets forth information as of March 24, 2006 regarding the beneficial ownership of our common stock by:
•	all persons known by us to own beneficially more than 5% of any class of our common stock;

•	our chief executive officer and each of the named executive officers in 2005;

•	each of our directors;

•	and all directors and executive officers as a group.
     The following table also sets forth information as of March 24, 2006 regarding the beneficial ownership of Clear Channel Communications common stock by:
•	our chief executive officer and each of the named executive officers in 2005;

•	each of our directors;

•	and all directors and executive officers as a group.
     Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock issuable upon the exercise of stock options or conversion of other securities held by that person that are currently exercisable or convertible, or are exercisable or convertible within 60 days of March 24, 2006 are deemed to be issued and outstanding. These shares, however, are not deemed outstanding for purposes of computing percentage ownership of each other shareholder. As of March 24, 2006, there were 35,242,211 shares of our Class A common stock, 315,000,000 shares of our Class B common stock outstanding and 505,294,806 shares of common stock of Clear Channel Communications outstanding. The percentages in the table below are based on a total of 35,242,211 shares of our Class A common stock outstanding.
     Except for Clear Channel Communications, each of the persons listed below is the beneficial owner of shares of our Class A common stock. Clear Channel Communications is the beneficial owner of all of the outstanding shares of our Class B common stock (representing approximately 90% of the outstanding shares of our common stock and approximately 99% of the total voting power of our common stock) and no shares of our Class A common stock. Each share of our Class B common stock is convertible while owned by Clear Channel Communications or any of its affiliates (excluding us and our subsidiaries) at the option of the holder thereof into one share of our Class A common stock. Clear Channel Communications has advised us its current intent is to continue to hold all of our Class B common stock owned by it and thereby retain its controlling interest in us. However, Clear Channel Communications is not subject to any contractual obligation that would prohibit it from selling, spinning off, splitting off or otherwise disposing of any shares of our common stock, except Clear Channel Communications has agreed not to sell, spin off, split off or otherwise dispose of any shares of our common stock prior to May 10, 2006 without the prior written consent of the underwriters of the IPO, subject to certain limitations and limited exceptions. Clear Channel Communications beneficially owns approximately 90% of our outstanding common stock (consisting of 100% of our outstanding shares of Class B common stock and no shares of Class A common stock).

     The address of each director and executive officer listed below is c/o Clear Channel Outdoor Holdings, Inc., 200 East Basse Road, San Antonio, Texas 78209.

				Number of Shares
	Number of Shares		Percent of Shares	of Clear Channel
	of the Company’s		of the Company’s	Communications’
Name	Common Stock		Class A Common Stock	Common Stock
L. Lowry Mays	—		—	31,566,109	(12)
Mark P. Mays	—		—	2,104,945	(13)
Randall T. Mays	—		—	1,717,625	(14)
William D. Parker	5,000		*	—
James M. Raines	5,000		*	—
Marsha McCombs Shields	5,000		*	4,755,353	(15)
Dale W. Tremblay	5,000		*	—
Paul J. Meyer	324,981	(1)	*	21,874
Franklin G. Sisson, Jr.	88,128	(2)	*	578
Kurt Tingey	74,828	(3)	*	2,398
Laura C. Toncheff	81,030	(4)	*	2,116
Clear Channel Communications, Inc	315,000,000		— (5)
AMVESCAP PLC	1,917,201	(6)	5.4%
Artisan Partners Limited Partnership	3,123,800	(7)	8.9%
AXA Financial, Inc.	1,875,300	(8)	5.3%
FMR Corp.	6,362,000	(9)	18.1%
T. Rowe Price Associates, Inc.	3,039,300	(10)	8.6%
All Directors and Executive Officers as a Group (11 persons)	588,967	(11)	1.7%

*	Percentage of shares beneficially owned by such person does not exceed one percent of the class so owned.

(1)	Includes 324,981 shares subject to options held by Mr. Meyer.

(2)	Includes 87,128 shares subject to options held by Mr. Sisson.

(3)	Includes 66,928 shares subject to options held by Mr. Tingey.

(4)	Includes 60,780 shares subject to options held by Ms. Toncheff.

(5)	Clear Channel Communications does not own any of our Class A common stock. The 315.0 million shares owned by Clear Channel Communications represent 100% of the shares of our Class B common stock.

(6)	Information about our Class A common stock owned by AMVESCAP PLC (“AMVESCAP”) is based solely on a Schedule 13G filed by AMVESCAP with the SEC on February 13, 2006 reporting share ownership as of December 31, 2005. AMVESCAP’s address is 30 Finsbury Square, London EC2A 1AG, England.

(7)	Information about our Class A common stock owned by Artisan Partners Limited Partnership (“Artisan”) is based solely on a Schedule 13G filed by Artisan with the SEC on January 27, 2006 reporting share ownership as of December 31, 2005. Artisan’s address is 875 East Wisconsin Avenue, Suite 800, Milwaukee, WI 53202. Shares are shown as being held by Artisan, Artisan Investment Corporation, which is the general partner of Artisan, and Andrew A. Ziegler and Carlene Murphy Ziegler, who are the principal stockholders of Artisan Corp.

(8)	Information about our Class A common stock owned by AXA Financial, Inc. (“AXA”) is based solely on a Schedule 13G filed by AXA with the SEC on February 14, 2006 reporting share ownership as of December 31, 2005. AXA’s address is 1290 Avenue of the Americas, New York, New York 10104.

(9)	Information about our Class A common stock owned by FMR Corp. is based solely on a Schedule 13G filed by FMR Corp with the SEC on February 14, 2006 reporting share ownership as of December 31, 2005. FMR Corp’s address is 82 Devonshire Street, Boston, Massachusetts 02109.

(10)	Information about our Class A common stock owned by T. Rowe Price Associates, Inc. (“Price Associates”) is based solely on a letter from Price Associates dated February 14, 2006 and a Schedule 13G filed by Price Associates with the SEC on February 13, 2006 reporting share ownership as of December 31, 2005. Price Associates’ address is 100 R. Pratt Street, Baltimore, Maryland 21202. These securities are owned by various individual and institutional investors which Price Associates serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(11)	Includes 539,981 shares subject to options held by such persons.

(12)	Includes 2,994,525 shares of Clear Channel Communications subject to options held by Mr. L. Mays, 48,456 shares of Clear Channel Communications held by trusts of which Mr. L. Mays is the trustee, but not a beneficiary, 26,801,698 shares of Clear Channel Communications held by the LLM Partners Ltd of which Mr. L. Mays shares control of the sole general partner, 1,532,120 shares of Clear Channel Communications held by the Mays Family Foundation and 102,874 shares of Clear Channel Communications held by the Clear Channel Foundation over which Mr. L. Mays has either sole or shared investment or voting authority.

(13)	Includes 496,124 shares of Clear Channel Communications subject to options held by Mr. M. Mays, 156,252 shares of Clear Channel Communications held by trusts of which Mr. M. Mays is the trustee, but not a beneficiary, and 1,022,293 shares of Clear Channel Communications held by the MPM Partners, Ltd. Mr. M. Mays controls the sole general partner of MPM Partners, Ltd. Also includes 6,570 shares and 1,030 shares, which represent shares in LLM Partners.

(14)	Includes 496,124 shares of Clear Channel Communications subject to options held by Mr. R. Mays, 168,228 shares of Clear Channel Communications held by trusts of which Mr. R. Mays is the trustee, but not a beneficiary, and 622,575 shares of Clear Channel Communications held by RTM Partners, Ltd. Mr. R. Mays controls the sole general partner of RTM Partners, Ltd. Also includes 4,380 shares and 1,030 shares, which represent shares in LLM Partners.

(15)	Includes 2,080,573 shares of Clear Channel Communications held by Mc Combs Family Ltd. and 2,674,780 shares of Clear Channel Communications held by a Foundation over each of which Ms. Shields has either sole or shared investment or voting authority.
Equity Compensation Plans
     The following table summarizes information, as of December 31, 2005, relating to the Company’s equity compensation plans pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise price of	exercise price of	compensation plans
	outstanding options,	outstanding warrants	(excluding securities
Plan category	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$ —	—
Equity compensation plans not approved by security holders (1)	8,509,177	$24.05	33,254,004

Total	8,509,177	$24.05	33,254,004

(1)	This plan is the Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan, included with the exhibits to this Annual Report.

ITEM 13. Certain Relationships and Related Transactions
     Each of Mark P. Mays, Randall T. Mays and L. Lowry Mays, our current directors, is an executive officer of Clear Channel Communications. We currently have issued one intercompany note to Clear Channel Communications in the aggregate principal amount of approximately $2.5 billion, which represents in excess of five percent of our total consolidated assets at December 31, 2005. Marsha McCombs Shields, one of our directors, is the daughter of one of the board members of Clear Channel Communications.
ARRANGEMENTS BETWEEN CLEAR CHANNEL COMMUNICATIONS AND US
     We have provided below a summary description of the Master Agreement between Clear Channel Communications and us and the other key agreements that relate to our separation from and post-separation relationship with Clear Channel Communications. This description, which summarizes the material terms of these agreements, is not complete. You should read the full text of these agreements, which have been incorporated by reference as exhibits to this Annual Report.
Relationship with Clear Channel Communications
     Clear Channel Communications owns all of our outstanding shares of Class B common stock, representing approximately 90% of the outstanding shares of our common stock and approximately 99% of the total voting power of our common stock. For as long as Clear Channel Communications continues to own shares of common stock representing more than 50% of the total voting power of our common stock, Clear Channel Communications will be able to direct the election of all the members of our board of directors and exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations involving us, our acquisition or disposition of assets, our incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock or preferred stock and the payment of dividends. Similarly, Clear Channel Communications has the power to determine or significantly influence the outcome of matters submitted to a vote of our shareholders, has the power to prevent a change in control of us and could take other actions that might be favorable to Clear Channel Communications.
     Prior to the IPO, we entered into a Master Agreement and a number of other agreements with Clear Channel Communications setting forth various matters governing our separation from Clear Channel Communications and our relationship with Clear Channel Communications while it remains a significant shareholder in us. These agreements govern our relationship with Clear Channel Communications and provide for, among other things, the allocation of employee benefit, tax and other liabilities and obligations attributable to our operations.
     Set forth below are descriptions of certain agreements, relationships and transactions we have with Clear Channel Communications. The following descriptions and summaries of each of the agreements with Clear Channel Communications are qualified in their entirety by reference to the complete texts of the agreements, which are incorporated by reference into this Annual Report as exhibits. We encourage you to read each agreement in its entirety for a more complete description of the terms and conditions of each agreement.
Master Agreement
     Prior to the IPO, we entered into a master agreement with Clear Channel Communications. In this Annual Report, we refer to this agreement as the Master Agreement. The Master Agreement sets forth our agreements with Clear Channel Communications regarding the principal transactions that were required to effect the transfer of assets and the assumption of liabilities necessary to complete the separation of our company from Clear Channel Communications. It also sets forth other agreements governing our relationship after the separation.
The Transfers
     To effect the separation, Clear Channel Communications transferred, or caused to be transferred, to us the assets related to our businesses not owned by us. We or our subsidiaries assumed and agreed to perform, discharge and fulfill the liabilities related to our businesses for which Clear Channel Communications or its affiliates were obligated (which, in the case of tax liabilities, is governed by the Tax Matters Agreement described below). With respect to any governmental approval or other consent required to transfer any assets to us or for us to assume any liabilities that was not obtained prior to the completion of the IPO, we agreed with Clear Channel Communications that such transfer or assumption would be deferred until the necessary approvals or consents are obtained. Clear Channel Communications agreed to continue to hold any such assets and be responsible for the liabilities for our benefit and at our expense until the necessary approvals or consents are obtained.
     Similarly, we transferred, or caused to be transferred, to Clear Channel Communications the assets related to its business that were owned by us. Clear Channel Communications assumed from us and agreed to perform, discharge and fulfill the liabilities related to its business for which we were obligated.
     Except as expressly set forth in the Master Agreement or in any other transaction document, neither we nor Clear Channel Communications made any representation or warranty as to:
•	the assets, businesses or liabilities contributed, transferred or assumed as part of the separation;

•	any consents or approvals required in connection with the transfers;

•	the value, or freedom from any security interests, of, or any other matter concerning, any assets transferred;

•	the absence of any defenses or right of set-off or freedom from counterclaim with respect to any claim or other assets of either us or Clear Channel Communications; or

•	the legal sufficiency of any document or instrument delivered to convey title to any asset transferred.
     Except as expressly set forth in any transaction document, all assets were transferred on an “as is,” “where is” basis, and we and our subsidiaries agreed to bear the economic and legal risks that any conveyance was insufficient to vest in us good title, free and clear of any security interest, and that any necessary consents or approvals are not obtained or that any requirements of laws or judgments are not complied with.
Auditors and Audits; Annual Financial Statements and Accounting
     We have agreed that, for so long as Clear Channel Communications is required to consolidate our results of operations and financial position or account for its investment in our company under the equity method of accounting, we will maintain a fiscal year end and accounting periods the same as Clear Channel Communications, conform our financial presentation with that of Clear Channel Communications and we will not change our independent auditors without Clear Channel Communications’ prior written consent (which will not be unreasonably withheld), and we will use commercially reasonable efforts to enable our independent auditors to complete their audit of our financial statements in a timely manner so as to permit timely filing of Clear Channel Communications’ financial statements. We have also agreed to provide to Clear Channel Communications all information required for Clear Channel Communications to meet its schedule for the filing and distribution of its financial statements and to make available to Clear Channel Communications and its independent auditors all documents necessary for the annual audit of our company as well as access to the responsible personnel so that Clear Channel Communications and its independent auditors may conduct their audits relating to our financial statements. We will provide Clear Channel Communications with financial reports, financial statements, budgets, projections, press releases and other financial data and information with respect to our business, properties and financial positions. We have also agreed to adhere to certain specified disclosure controls and procedures and Clear Channel Communications accounting policies and to notify and consult with Clear Channel Communications regarding any changes to our accounting principles and estimates used in the preparation of our financial statements, and any deficiencies in, or violations of law in connection with, our internal control over financial reporting and certain fraudulent conduct and other violations of law.

Exchange of Other Information
     The Master Agreement also provides for other arrangements with respect to the mutual sharing of information between Clear Channel Communications and us in order to comply with reporting, filing, audit or tax requirements, for use in judicial proceedings, and in order to comply with our respective obligations after the separation. We also agreed to provide mutual access to historical records relating to the other’s businesses that may be in our possession.
Releases and Indemnification
     Except for each party’s obligations under the Master Agreement, the other transaction documents and certain other specified liabilities, we and Clear Channel Communications agreed to release and discharge each other and each of our affiliates, and their directors, officers, agents and employees from all liabilities existing or arising between us on or before the separation, including in connection with the separation and the IPO. The releases do not extend to obligations or liabilities under any agreements between Clear Channel Communications and us that remain in effect following the separation.
     We agree to indemnify, hold harmless and defend Clear Channel Communications, each of its affiliates and each of their respective directors, officers and employees, on an after-tax basis, from and against all liabilities relating to, arising out of or resulting from:
•	the failure by us or any of our affiliates or any other person or entity to pay, perform or otherwise promptly discharge any liabilities or contractual obligations associated with our businesses, whether arising before or after the separation;

•	the operations, liabilities and contractual obligations of our business whether arising before or after the separation;

•	any guarantee, indemnification obligation, surety bond or other credit support arrangement by Clear Channel Communications or any of its affiliates for our benefit;

•	any breach by us or any of our affiliates of the Master Agreement, the other transaction documents or our amended and restated certificate of incorporation or bylaws;

•	any untrue statement of, or omission to state, a material fact in Clear Channel Communications’ public filings to the extent the statement or omission was as a result of information that we furnished to Clear Channel Communications or that Clear Channel Communications incorporated by reference from our public filings, if the statement or omission was made or occurred after the separation; and

•	any untrue statement of, or omission to state, a material fact in any registration statement or prospectus related to the IPO, except to the extent the statement was made or omitted in reliance upon information provided to us by Clear Channel Communications expressly for use in any such registration statement or prospectus or information relating to and provided by any underwriter expressly for use in any such registration statement or prospectus.
     Clear Channel Communications agrees to indemnify, hold harmless and defend us, each of our affiliates and each of our and their respective directors, officers and employees, on an after-tax basis, from and against all liabilities relating to, arising out of or resulting from:
•	the failure of Clear Channel Communications or any of its affiliates or any other person or entity to pay, perform or otherwise promptly discharge any liabilities of Clear Channel Communications or its affiliates, other than liabilities associated with our businesses, whether arising before or after the separation;

•	the liabilities of Clear Channel Communications and its affiliates’ businesses, other than liabilities associated with our businesses;

•	any breach by Clear Channel Communications or any of its affiliates of the Master Agreement or the other transaction documents;

•	any untrue statement of, or omission to state, a material fact in our public filings to the extent the statement or omission was as a result of information that Clear Channel Communications furnished to us or that we incorporated by reference from Clear Channel Communications’ public filings, if the statement or omission was made or occurred after the separation; and

•	any untrue statement of, or omission to state, a material fact contained in any registration statement or prospectus related to the IPO, but only to the extent the statement or omission was made or omitted in reliance upon information provided by Clear Channel Communications expressly for use in any such registration statement or prospectus.
     The Master Agreement also specifies procedures with respect to claims subject to indemnification and related matters and provides for contribution in the event that indemnification is not available to an indemnified party.
     Expenses of the Separation and Our Initial Public Offering. Clear Channel Communications paid or reimbursed us for all out-of-pocket fees, costs and expenses (including all legal, accounting and printing expenses) incurred prior to the completion of the IPO in connection with our separation from Clear Channel Communications, except that we were responsible for fees and expenses attributable to the IPO.
Dispute Resolution Procedures
     We agreed with Clear Channel Communications that neither party will commence any court action to resolve any dispute or claim arising out of or relating to the Master Agreement, subject to certain exceptions. Instead, any dispute that is not resolved in the normal course of business will be submitted to senior executives of each business entity involved in the dispute for resolution. If the dispute is not resolved by negotiation within 45 days after submission to the executives, either party may submit the dispute to mediation. If the dispute is not resolved by mediation within 30 days after the selection of a mediator, either party may submit the dispute to binding arbitration before a panel of three arbitrators. The arbitrators will determine the dispute in accordance with Texas law. Most of the other agreements between Clear Channel Communications and us have similar dispute resolution provisions.
Other Provisions
     The Master Agreement also contains covenants between Clear Channel Communications and us with respect to other matters, including the following:
•	our agreement (subject to certain limited exceptions) not to repurchase shares of our outstanding Class A common stock or any other securities convertible into or exercisable for our Class A common stock, without first obtaining the prior written consent or affirmative vote of Clear Channel Communications, for so long as Clear Channel Communications owns more than 50% of the total voting power of our common stock;

•	confidentiality of our and Clear Channel Communications’ information;

•	our right to continue coverage under Clear Channel Communications’ insurance policies for so long as Clear Channel Communications owns more than 50% of our outstanding common stock;

•	restrictions on our ability to take any action or enter into any agreement that would cause Clear Channel Communications to violate any law, organizational document, agreement or judgment;

•	restrictions on our ability to take any action that limits Clear Channel Communications’ ability to freely sell, transfer, pledge or otherwise dispose of our stock;

•	our obligation to comply with Clear Channel Communications’ policies applicable to its subsidiaries for so long as Clear Channel Communications owns more than 50% of the total voting power of our outstanding common stock, except (i) to the extent such policies conflict with our amended and restated certificate of incorporation or bylaws or any of the agreements between Clear Channel Communications and us, or (ii) as otherwise agreed with Clear Channel Communications or superseded by any policies adopted by our board of directors; and

•	restrictions on our ability to enter into any agreement that binds or purports to bind Clear Channel Communications.
Approval Rights of Clear Channel Communications on Certain of our Activities
     Until the first date on which Clear Channel Communications owns less than 50% of the total voting power of our common stock, the prior affirmative vote or written consent of Clear Channel Communications is required for the following actions (subject in each case to certain agreed exceptions):
•	a merger involving us or any of our subsidiaries (other than mergers involving our subsidiaries or to effect acquisitions permitted under our amended and restated certificate of incorporation);

•	acquisitions by us or our subsidiaries of the stock or assets of another business for a price (including assumed debt) in excess of $5 million;

•	dispositions by us or our subsidiaries of assets in a single transaction or a series of related transactions for a price (including assumed debt) in excess of $5 million;

•	incurrence or guarantee of debt by us or our subsidiaries in excess of $400.0 million outstanding at any one time or that could reasonably be expected to result in a negative change in any of our credit ratings, excluding our debt with Clear Channel Communications, intercompany debt (within our company and its subsidiaries), and debt determined to constitute operating leverage by a nationally recognized statistical rating organization;

•	issuance by us or our subsidiaries of capital stock or other securities convertible into capital stock;

•	enter into any agreement restricting our ability or the ability of any of our subsidiaries to pay dividends, borrow money, repay indebtedness, make loans or transfer assets, in any such case to our company or Clear Channel Communications;

•	dissolution, liquidation or winding up of our company or any of our subsidiaries;

•	adoption of a rights agreement; and

•	alteration, amendment, termination or repeal of, or adoption of any provision inconsistent with, the provisions of our amended and restated certificate of incorporation or our bylaws relating to our authorized capital stock, the rights granted to the holders of the Class B common stock, amendments to our bylaws, shareholder action by written consent, shareholder proposals and meetings, limitation of liability of and indemnification of our officers and directors, the size or classes of our board of directors, corporate opportunities and conflicts of interest between our company and Clear Channel Communications, and Section 203 of the Delaware General Corporation Law.

Corporate Services Agreement
     We entered into a corporate services agreement with Clear Channel Communications prior to the completion of the IPO to provide us certain administrative and support services and other assistance in the United States consistent with the services provided to us before the IPO. In this Annual Report, we refer to this agreement as the Corporate Services Agreement. The services Clear Channel Communications provides us, as qualified in the agreement, include, without limitation, the following:
•	treasury, payroll and other financial related services;

•	executive officer services;

•	human resources and employee benefits;

•	legal and related services;

•	information systems, network and related services;

•	investment services;

•	corporate services; and

•	procurement and sourcing support.
     The charges for the corporate services generally are intended to allow Clear Channel Communications to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, generally without profit. The allocation of cost is based on various measures depending on the service provided, which measures will include relative revenue, employee headcount or number of users of a service.
     Under the Corporate Services Agreement, we and Clear Channel Communications each have the right to purchase goods or services, use intellectual property licensed from third parties and realize other benefits and rights under the other party’s agreements with third-party vendors to the extent allowed by such vendor agreements. The agreement also will provide for the lease or sublease of certain facilities used in the operation of our respective businesses and for access to each other’s computing and telecommunications systems to the extent necessary to perform or receive the corporate services.
     The Corporate Services Agreement requires Clear Channel Communications to continue to make available to us the range of services provided by Clear Channel Communications prior to the IPO, as qualified by such agreement, and requires us to utilize such services in the conduct of our business until such time as Clear Channel Communications owns less than 50% of the total voting power of our common stock. The Corporate Services Agreement may be terminated by mutual agreement of Clear Channel Communications and us at any time, or upon no less than six months prior notice after such time as Clear Channel Communications owns less than 50% of the total voting power of our common stock. However, the Corporate Services Agreement requires Clear Channel Communications to provide, and us to continue to use, certain specified services, generally related to information technology, for a period of time specified in the agreement after the expiration of the six month notice period. Our participation in the Clear Channel Communications employee benefit plans may be terminated by us or by Clear Channel Communications on 90 days’ notice and, unless otherwise agreed, will terminate if and when Clear Channel Communications owns less than 80% of the total combined voting power of our common stock. See “— Employee Matters Agreement” below. Under the terms of the Corporate Services Agreement, Clear Channel Communications will not be liable to us for or in connection with any services rendered pursuant to the agreement or for any actions or inactions taken by Clear Channel Communications in connection with the provision of services. However, Clear Channel Communications will be liable for, and will indemnify a receiving party for, liabilities resulting from its gross negligence, willful misconduct, improper use or disclosure of client information or violations of law, subject to a cap on Clear Channel Communications’ liability of the amount received by Clear Channel Communications under the Corporate Services Agreement during the immediately preceding 12-month period. Additionally, we will indemnify Clear Channel Communications for any losses arising from the provision of services, except to the extent the liabilities are caused by Clear Channel Communications’ gross negligence or material breach of the Corporate Services Agreement.
     The Corporate Services Agreement provides that, with respect to executive services, Clear Channel Communications will make available to us, and we will be obligated to utilize, the services of the chief executive officer of Clear Channel Communications, currently Mark P. Mays, to serve as our Chief Executive Officer, and the chief financial officer of Clear Channel Communications, currently Randall T. Mays, to serve as our Chief Financial Officer. Our obligation to utilize the services of each of the chief executive officer and chief financial officer of Clear Channel Communications in these capacities will continue until Clear Channel Communications owns less than 50% of the voting power of our common stock or we provide Clear Channel Communications with six months prior written notice of termination. Clear Channel Communications will charge an allocable portion of the compensation and benefits costs of such persons based on the ratio of our OIBDAN to the total Clear Channel Communications OIBDAN using the previous year’s fiscal results. The compensation and benefits costs allocated to us will include such executives’ salary, bonus and other standard employee benefits, but will exclude equity based compensation. Because bonus is a major component of the allocable part of such executives’ compensation and increase in OIBDAN is a major element in calculating such bonus, OIBDAN was used as the basis for making the allocation of overall compensation expense between Clear Channel Communications and us.
     Each of Mark and Randall Mays is employed by Clear Channel Communications, and spends a substantial part of his professional time and effort on behalf of Clear Channel Communications. In addition, both Mark and Randall Mays serve as directors of Live Nation, Inc., which was the entertainment business of Clear Channel Communications prior to being spun off by Clear Channel Communications to its shareholders. We have not established any minimum time requirements for such officers. In addition, Mark and Randall Mays continue to participate in Clear Channel Communications’ stock incentive and other benefits plans and continue to hold a substantial number of shares of and/or options to purchase shares of common stock of Clear Channel Communications. These substantial interests in Clear Channel Communications’ equity present these officers with incentives different from those of our shareholders, and may create conflicts of interest described under “1A. Risk Factors — Risks Related to Our Relationship with Clear Channel Communications.”
Registration Rights Agreement
     We entered into a registration rights agreement with Clear Channel Communications prior to the completion of the IPO to provide Clear Channel Communications with registration rights relating to shares of our outstanding common stock held by Clear Channel Communications after the IPO. In this Annual Report, we refer to this agreement as the Registration Rights Agreement.
     Clear Channel Communications may assign its rights under the Registration Rights Agreement to any person that acquires shares of our outstanding common stock subject to the agreement and agrees to be bound by the terms of the agreement. Subject to certain limitations, Clear Channel Communications and its permitted transferees may require us to register under the Securities Act of 1933, as amended, all or any portion of these shares, a so-called “demand request.” We are not obligated to effect the following:
•	a demand registration within 60 days after the effective date of a previous demand registration, other than a shelf registration pursuant to Rule 415 under the Securities Act;

•	a demand registration within 180 days after the effective date of the registration statement related to the IPO;

•	a demand registration, unless the demand request is for a number of shares of common stock with a market value that is equal to at least $150.0 million; and

•	more than two demand registrations during the first 12 months after the IPO or more than three demand registrations during any 12-month period thereafter.
     We may defer the filing of a registration statement for a period of up to 90 days after a demand request has been made if (i) at the time of such request we are engaged in confidential business activities, which would be required to be disclosed in the registration statement, and our board of directors determines that such disclosure would be materially detrimental to us and our shareholders, or (ii) prior to receiving such request, our board of directors had determined to effect a registered underwritten public offering of our securities for our account and we have taken substantial steps to effect such offering. However, with respect to two demand requests only, if Clear Channel Communications or any of its affiliates makes a demand request during the two-year period after the IPO, we will not have the right to defer such demand registration or to not file such registration statement during that period.
     Additionally, Clear Channel Communications and its permitted transferees have so-called “piggyback” registration rights, which means that Clear Channel Communications and its permitted transferees may include their respective shares in any future registrations of our equity securities, whether or not that registration relates to a primary offering by us or a secondary offering by or on behalf of any of our shareholders. The demand registration rights and piggyback registrations are each subject to market cutback exceptions.
     We will pay all costs and expenses in connection with any “demand” registration and any “piggyback” registration, except in each case underwriting discounts, commissions or fees attributable to the shares of common stock sold by Clear Channel Communications. The Registration Rights Agreement sets forth customary registration procedures, including an agreement by us to make our management available for road show presentations in connection with any underwritten offerings. We also agree to indemnify Clear Channel Communications and its permitted transferees with respect to liabilities resulting from untrue statements or omissions in any registration statement used in any such registration, other than untrue statements or omissions resulting from information furnished to us for use in the registration statement by Clear Channel Communications or any permitted transferee.
     The rights of Clear Channel Communications and its permitted transferees under the Registration Rights Agreement will remain in effect with respect to the shares of common stock covered by the agreement until those shares:
•	have been sold pursuant to an effective registration statement under the Securities Act;

•	have been sold to the public pursuant to Rule 144 under the Securities Act;

•	have been transferred in a transaction where subsequent public distribution of the shares would not require registration under the Securities Act; or

•	are no longer outstanding.
     Additionally, the registration rights under the agreement will cease to apply to a holder other than Clear Channel Communications or its affiliates when such holder holds less than 3% of economic value of the then-outstanding shares of common stock covered by the agreement and such shares are eligible for sale pursuant to Rule 144(k) under the Securities Act.
Tax Matters Agreement
     We and certain of our eligible corporate subsidiaries continue to be included in the affiliated group of corporations that files a consolidated return for U.S. federal income tax purposes of which Clear Channel Communications is the common parent corporation, and in certain cases, we or one or more of our subsidiaries may be included in a combined, consolidated or unitary group with Clear Channel Communications or one or more of its subsidiaries for certain state and local income tax purposes. Prior to the completion of the IPO, we and Clear Channel Communications entered into a tax matters agreement to allocate the responsibility of Clear Channel Communications and its subsidiaries, on the one hand, and we and our subsidiaries, on the other, for the payment of taxes resulting from filing tax returns on a combined, consolidated or unitary basis. In this Annual Report, we refer to this agreement as the Tax Matters Agreement.
     With respect to tax returns in which we or any of our subsidiaries are included in a combined, consolidated or unitary group with Clear Channel Communications or any of its subsidiaries for federal, state or local tax purposes, we will make payments to Clear Channel Communications pursuant to the Tax Matters Agreement equal to the amount of taxes that would be paid if we and each of our subsidiaries included in such group filed a separate tax return. We will also reimburse Clear Channel Communications for the amount of any taxes paid by it on our behalf with respect to tax returns that include only us or any of our subsidiaries for federal, state or local tax purposes, which tax returns, as described below, will be prepared and filed by Clear Channel Communications. With respect to certain tax items, such as foreign tax credits, alternative minimum tax credits, net operating losses and net capital losses, that are generated by us or our subsidiaries, but are used by Clear Channel Communications or its subsidiaries when a tax return is filed on a combined, consolidated or unitary basis for federal, state or local tax purposes, we will be reimbursed by Clear Channel Communications as such tax items are used.
     Under the Tax Matters Agreement, Clear Channel Communications is appointed the sole and exclusive agent for us and our subsidiaries in any and all matters relating to federal, state and local income taxes, has sole and exclusive responsibility for the preparation and filing of all tax returns (or amended returns) related to such taxes and has the power, in its sole discretion, to contest or compromise any asserted tax adjustment or deficiency and to file, litigate or compromise any claim for refund on behalf of us or any of our subsidiaries with respect to such taxes. Additionally, Clear Channel Communications will determine the amount of our liability to (or entitlement to payment from) Clear Channel Communications under the Tax Matters Agreement. This arrangement may result in conflicts of interest between Clear Channel Communications and us. For example, under the Tax Matters Agreement, Clear Channel Communications is able to choose to contest, compromise or settle any adjustment or deficiency proposed by the relevant taxing authority in a manner that may be beneficial to Clear Channel Communications and detrimental to us.
     For U.S. federal income tax purposes, each member of an affiliated group of corporations that files a consolidated return is jointly and severally liable for the U.S. federal income tax liability of the entire group. Similar principles may apply with respect to members of a group that file a tax return on a combined, consolidated or unitary group basis for state and local tax purposes. Accordingly, although the Tax Matters Agreement allocates tax liabilities between Clear Channel Communications and us during the period in which we or any of our subsidiaries are included in the consolidated group of Clear Channel Communications or any of its subsidiaries, we and our subsidiaries included in such consolidated group could be liable for the tax liability of the entire consolidated group in the event any such tax liability is incurred and not discharged by Clear Channel Communications. The Tax Matters Agreement provides, however, that Clear Channel Communications will indemnify us and our subsidiaries to the extent that, as a result of us or any of our subsidiaries being a member of a consolidated group, we or our subsidiaries becomes liable for the tax liability of the entire consolidated group (other than the portion of such liability for which we and our subsidiaries are liable under the Tax Matters Agreement).
     Under Section 482 of the Code, the Internal Revenue Service has the authority in certain instances to redistribute, reapportion or reallocate gross income, deductions, credits or allowances between Clear Channel Communications and us. Other taxing authorities may have similar authority under comparable provisions of foreign, state and local law. The Tax Matters Agreement provides that we or Clear Channel Communications will indemnify the other to the extent that, as a result of the Internal Revenue Service exercising its authority (or any other taxing authority exercising a similar authority), the tax liability of one group is reduced while the tax liability of the other group is increased.
     If Clear Channel Communications spins off our Class B common stock to its shareholders in a distribution that is intended to be tax-free under Section 355 of the Code, we have agreed in the Tax Matters Agreement to indemnify Clear Channel Communications and its affiliates against any and all tax-related liabilities if such a spin-off fails to qualify as a tax-free distribution (including as a result of Section 355(e) of the Code) due to actions, events or transactions relating to our stock, assets or business, or a breach of the relevant representations or covenants made by us in the Tax Matters Agreement. If neither we nor Clear Channel Communications is responsible under the Tax Matters Agreement for any such spin-off not being tax-free under Section 355 of the Code, we and Clear Channel Communications have agreed that we will each be responsible for 50% of the tax related liabilities arising from the failure of such a spin-off to so qualify.
Employee Matters Agreement
     We have entered into an employee matters agreement with Clear Channel Communications covering certain compensation and employee benefit issues. In this Annual Report, we refer to this agreement as the

Employee Matters Agreement. In general, with certain exceptions, our employees continue to participate in the Clear Channel Communications employee plans and arrangements along with the employees of other Clear Channel Communications subsidiaries, on terms and conditions consistent with past practice. We also continue to have our payroll administered by Clear Channel Communications, also on terms and conditions consistent with past practice.
     We and Clear Channel Communications reserve the right to withdraw from or terminate our participation, as the case may be, in any of the Clear Channel Communications employee plans and arrangements at any time and for any reason, subject to at least 90 days’ notice. Unless sooner terminated, it is likely that our participation in Clear Channel Communications employee plans and arrangements will end if and at such time as we are no longer a subsidiary of Clear Channel Communications, which, for this purpose, means Clear Channel Communications owns less than 80% of the total combined voting power of all classes of our capital stock entitled to vote. We will, however, continue to bear the cost of and retain responsibility for all employment-related liabilities and obligations associated with our employees (and their covered dependents and beneficiaries), regardless of when incurred.
     We have our own stock incentive and annual incentive plans in place for our employees. Our employees who participated in the Clear Channel Communications Annual Incentive Compensation Plan continued their participation through the end of 2005, pursuant to the performance-based awards previously made to them. We made the performance-related evaluations and determinations of 2005 bonus amounts earned by our executive officers under the Clear Channel Communications plan. For 2006, our executive officers and other designated key employees will be covered by our plan.
Trademarks
     Prior to the completion of the IPO, we amended and restate a trademark license agreement that entitles us to use (i) on a nonexclusive basis, the “Clear Channel” trademark and the Clear Channel Communications “outdoor” trademark logo with respect to day-to-day operations of our business; and (ii) certain other Clear Channel Communications marks in connection with our business. In this Annual Report, we refer to this agreement as the Trademark License Agreement. Our use of the marks is subject to Clear Channel Communications’ approval. Clear Channel Communications may terminate our use of the marks in certain circumstances, including (i) a breach by us of a term or condition of the Master Agreement, the Corporate Services Agreement, the Tax Matters Agreement or the Employee Matters Agreement and (ii) at any time after Clear Channel Communications ceases to own at least 50% of the total voting power of our common stock. For our use of these trademarks and other marks, we pay Clear Channel Communications a royalty fee which is approximately 1.5% of gross receipts (or outdoor advertising revenues earned by users of the marks) less an annual management fee of $21,600. For the years ended December 31, 2005, 2004 and 2003, we recorded $14.8 million, $15.8 million and $14.1 million of royalty fees, respectively.
Clear Channel Communications Agreements with Third Parties
     Historically, we have received services provided by third parties pursuant to various agreements that Clear Channel Communications has entered into for the benefit of its affiliates. We pay the third parties directly for the services they provide to us or reimburse Clear Channel Communications for our share of the actual costs incurred under the agreements. We intend to continue to procure certain of these third-party services, including services related to insurance, vehicle leases, information technology and software, through contracts entered into by Clear Channel Communications, to the extent we are permitted (and elect to) or required to do so.
Products and Services Provided between Clear Channel Communications and Us
     We and Clear Channel Communications engage in transactions in the ordinary course of our respective businesses. These transactions include our providing billboard and other advertising space to Clear Channel Communications at rates we believe would be charged to a third party in an arm’s length transaction.
     Our branch managers have historically followed a corporate policy allowing Clear Channel Communications to use, without charge, Americas displays that they or their staff believe would otherwise be unsold. Our sales personnel receive partial revenue credit for that usage for compensation purposes. This partial revenue credit is not included in our reported revenues. Clear Channel Communications bears the cost of producing the advertising and we bear the costs of installing and removing this advertising. In 2005, we estimated that these discounted revenues would have been less than 2% of our Americas revenues. Under the Master Agreement, this policy will continue.
Intercompany Notes
     We currently have issued one intercompany note to Clear Channel Communications in the total original principal amount of $2.5 billion. See “Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations.”
ITEM 14. Principal Accountant Fees and Services
     Ernst & Young LLP billed Clear Channel the following fees for services provided during the year ended December 31, 2005:

(in thousands)
Annual audit fees (1)	$556
Audit-related fees	—
Tax fees	—
All other fees	—

$556

(1)	Annual audit fees are for incremental professional services rendered for the audit of our stand-alone annual financial statements and reviews of stand-alone quarterly financial statements. This category also includes incremental assistance with and review of documents filed with the SEC, attest services, work done by tax professionals in connection with the audit or quarterly reviews, and accounting consultations and research work necessary to comply with generally accepted auditing standards. These fees are in addition to the fees paid by Clear Channel Communications for professional services rendered on behalf of the consolidated company. During 2005, Clear Channel Communications allocated approximately $6.0 million of its consolidated audit fees to us.
     The Audit Committee pre-approves all audit and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor. The chairperson of the Audit Committee may represent the entire Committee for the purposes of pre-approving permissible non-audit services, provided the decision to pre-approve any service is disclosed to the Audit Committee no later than its next scheduled meeting.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a)1. Financial Statements.
The following consolidated financial statements are included in Item 8.
Consolidated and Combined Balance Sheets as of December 31, 2005 and 2004
Consolidated and Combined Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003
Consolidated and Combined Statements of Changes in Shareholders’/Owner’s Equity for the Years Ended December 31, 2005, 2004 and 2003
Consolidated and Combined Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
Notes to Consolidated and Combined Financial Statements
(a)2. Financial Statement Schedule.
The following financial statement schedule for the years ended December 31, 2005, 2004 and 2003 is filed as part of this Annual Report and should be read in conjunction with the consolidated and combined financial statements.
Schedule II Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
(In thousands)

		Charges
	Balance at	to Costs,	Write-off		Balance
	Beginning	Expenses	of Accounts		at end of
Description	of period	and other	Receivable	Other (1)	Period
Year ended December 31, 2003	$18,819	$6,996	$12,311	$2,209	$15,713

Year ended December 31, 2004	$15,713	$8,731	$6,112	$1,155	$19,487

Year ended December 31, 2005	$19,487	$11,583	$7,505	$(1,866)	$21,699

(1)	Foreign currency adjustments.

(a)3. Exhibits.

Exhibit
Number	Description
3.1*	Amended and Restated Certificate of Incorporation of Clear Channel Outdoor Holdings, Inc.

3.2*	Amended and Restated Bylaws of the Clear Channel Outdoor Holdings, Inc.

4.1	Form of Specimen Class A Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-333-127375 (the “Registration Statement”))

4.2	Form of Specimen Class B Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 4.2 to the Registration Statement)

10.1*	Master Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc.

10.2*	Registration Rights Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc.

10.3*	Corporate Services Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Management Services, L.P.

10.4*	Tax Matters Agreement dated November 10, 2005 by and between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc.

10.5*	Employee Matters Agreement dated November 10, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc.

10.6*	Amended and Restated License Agreement dated November 10, 2005 between Clear Channel Identity, L.P. and Outdoor Management Services, Inc.

10.7*	Revolving Promissory Note dated November 10, 2005 payable by Clear Channel Outdoor Holdings, Inc. to Clear Channel Communications, Inc. in the original principal amount of $1,000,000,000.

10.8*	Revolving Promissory Note dated November 10, 2005 payable by Clear Channel Communications, Inc. to Clear Channel Outdoor Holdings, Inc. in the original principal amount of $1,000,000,000.

10.9	Senior Unsecured Term Promissory Note dated August 2, 2005 in the original principal amount of $2.5 billion (incorporated herein by reference to Exhibit 10.9 to the Registration Statement)

10.10	First Amendment to Senior Unsecured Term Promissory Note dated October 7, 2005 (incorporated herein by reference to Exhibit 10.10 to the Registration Statement)

10.11§	Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed December 9, 2005 (File No. 333-130229))

10.12§	Form of Option Agreement under the Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed December 9, 2005 (File No. 333-130229))

10.13	Form of Restricted Stock Award Agreement under the Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-8 filed December 9, 2005 (File No. 333-130229))

Exhibit
Number	Description
10.14§	2006 Annual Incentive Plan of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 10.12 to the Registration Statement)

10.15§	Amended and Restated Employment Agreement by and between Clear Channel Communications, Inc. and Mark P. Mays dated March 10, 2005 (incorporated herein by reference to Exhibit 10.15 to the Clear Channel Communications, Inc. Form 10-K (File No. 1-9645) filed March 11, 2005)

10.16§	Amended and Restated Employment Agreement by and between Clear Channel Communications, Inc. and Randall T. Mays dated March 10, 2005 (incorporated herein by reference to Exhibit 10.16 to the Clear Channel Communications, Inc. Form 10-K (File No. 1-9645) filed March 11, 2005)

10.17§	Employment Agreement by and between Clear Channel Outdoor Holdings, Inc. and Paul J. Meyer dated August 5, 2005 (incorporated herein by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Form 8-K (File No. 1-9645) filed August 10, 2005)

11*	Statement re: Computation of Per Share Earnings.

21*	Subsidiaries of Clear Channel Outdoor Holdings, Inc.

23.1*	Consent of Ernst & Young LLP.

24*	Power of Attorney (included on signature page).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

§	Management contract or compensatory plan or arrangement
The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2006.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

By:	/S/ Mark P. Mays
Mark P. Mays
Chief Executive Officer
Power of Attorney
     Each person whose signature appears below authorizes Mark P. Mays and Randall T. Mays, or any one of them, each of whom may act without joinder of the others, to execute in the name of each such person who is then an officer or director of the Registrant and to file any amendments to this annual report on Form 10-K necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/S/ L. Lowry Mays	Chairman of the Board and Director	March 29, 2006
L. Lowry Mays

/S/ Mark P. Mays	Chief Executive Officer and Director
Mark P. Mays	(Principal Executive Officer)	March 29, 2006

/S/ Randall T. Mays	Chief Financial Officer and Director
Randall T. Mays	(Principal Financial and Accounting Officer)	March 29, 2006

/S/ William D. Parker	Director	March 29, 2006
William D. Parker

/S/ James M. Raines	Director	March 29, 2006
James M. Raines

/S/ Marsha McCombs Shields	Director	March 29, 2006
Marsha McCombs Shields

/S/ Dale W. Tremblay	Director	March 29, 2006
Dale W. Tremblay

Exhibit Index

Exhibit
Number	Description
3.1*	Amended and Restated Certificate of Incorporation of Clear Channel Outdoor Holdings, Inc.

3.2*	Amended and Restated Bylaws of the Clear Channel Outdoor Holdings, Inc.

4.1	Form of Specimen Class A Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-333-127375 (the “Registration Statement”))

4.2	Form of Specimen Class B Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 4.2 to the Registration Statement)

10.1*	Master Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc.

10.2*	Registration Rights Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc.

10.3*	Corporate Services Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Management Services, L.P.

10.4*	Tax Matters Agreement dated November 10, 2005 by and between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc.

10.5*	Employee Matters Agreement dated November 10, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc.

10.6*	Amended and Restated License Agreement dated November 10, 2005 between Clear Channel Identity, L.P. and Outdoor Management Services, Inc.

10.7*	Revolving Promissory Note dated November 10, 2005 payable by Clear Channel Outdoor Holdings, Inc. to Clear Channel Communications, Inc. in the original principal amount of $1,000,000,000.

10.8*	Revolving Promissory Note dated November 10, 2005 payable by Clear Channel Communications, Inc. to Clear Channel Outdoor Holdings, Inc. in the original principal amount of $1,000,000,000.

10.9	Senior Unsecured Term Promissory Note dated August 2, 2005 in the original principal amount of $2.5 billion (incorporated herein by reference to Exhibit 10.9 to the Registration Statement)

10.10	First Amendment to Senior Unsecured Term Promissory Note dated October 7, 2005 (incorporated herein by reference to Exhibit 10.10 to the Registration Statement)

10.11§	Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed December 9, 2005 (File No. 333-130229))

10.12§	Form of Option Agreement under the Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed December 9, 2005 (File No. 333-130229))

10.13	Form of Restricted Stock Award Agreement under the Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-8 filed December 9, 2005 (File No. 333-130229))

Exhibit
Number	Description
10.14§	2006 Annual Incentive Plan of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 10.12 to the Registration Statement)

10.15§	Amended and Restated Employment Agreement by and between Clear Channel Communications, Inc. and Mark P. Mays dated March 10, 2005 (incorporated herein by reference to Exhibit 10.15 to the Clear Channel Communications, Inc. Form 10-K (File No. 1-9645) filed March 11, 2005)

10.16§	Amended and Restated Employment Agreement by and between Clear Channel Communications, Inc. and Randall T. Mays dated March 10, 2005 (incorporated herein by reference to Exhibit 10.16 to the Clear Channel Communications, Inc. Form 10-K (File No. 1-9645) filed March 11, 2005)

10.17§	Employment Agreement by and between Clear Channel Outdoor Holdings, Inc. and Paul J. Meyer dated August 5, 2005 (incorporated herein by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Form 8-K (File No. 1-9645) filed August 10, 2005)

11*	Statement re: Computation of Per Share Earnings.

21*	Subsidiaries of Clear Channel Outdoor Holdings, Inc.

23.1*	Consent of Ernst & Young LLP.

24*	Power of Attorney (included on signature page).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

§	Management contract or compensatory plan or arrangement
The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.