Form 10-Q
period 2006-03-31
Clear Channel Outdoor Holdings, Inc.
filed 2006-05-15
CIK 1334978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2006
Commission file number 1-32663
CLEAR CHANNEL OUTDOOR HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-0812139
(State of Incorporation)	(I.R.S. Employer Identification No.)
200 East Basse Road
San Antonio, Texas 78209
(210) 822-2828
(Address and telephone number
of principal executive offices)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each class of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2006

Class A Common Stock, $.01 par value Class B Common Stock, $.01 par value	35,241,688 315,000,000

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I
Item 1. UNAUDITED FINANCIAL STATEMENTS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$87,251	$108,644
Accounts receivable, less allowance of $22,381 at March 31, 2006 and $21,699 at December 31, 2005	639,625	689,007
Due from Clear Channel Communications	35,683	131
Prepaid expenses	76,724	70,459
Income taxes receivable	17,052	—
Other current assets	208,827	181,939

Total Current Assets	1,065,162	1,050,180

Property, Plant and Equipment
Land, buildings and improvements	326,100	313,011
Structures	3,361,488	3,327,326
Furniture and other equipment	230,136	231,758
Construction in progress	46,633	43,012

	3,964,357	3,915,107
Less accumulated depreciation	1,823,539	1,761,679

	2,140,818	2,153,428

Intangible Assets
Definite-lived intangibles, net	235,458	251,951
Indefinite-lived intangibles – permits	270,899	207,921
Goodwill	798,764	748,886

Other Assets
Notes receivable	5,456	5,452
Investments in, and advances to, nonconsolidated affiliates	102,019	98,975
Deferred tax asset	214,640	239,947
Other assets	92,015	161,605

Total Assets	$4,925,231	$4,918,345

See Notes to Consolidated and Combined Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Current Liabilities
Accounts payable	$121,015	$213,021
Accrued expenses	400,934	337,441
Accrued interest	3,804	2,496
Accrued income taxes	—	16,812
Deferred income	101,298	83,196
Current portion of long-term debt	134,755	140,846

Total Current Liabilities	761,806	793,812

Long-term debt	93,471	86,940
Debt with Clear Channel Communications	2,500,000	2,500,000
Other long-term liabilities	162,752	160,879

Minority interest	165,599	167,277
Commitment and contingent liabilities (Note 6)

Shareholders’ Equity
Class A common stock	352	352
Class B common stock	3,150	3,150
Additional paid-in capital	1,183,805	1,183,258
Retained earnings	28,338	20,205
Accumulated other comprehensive income	25,958	2,472

Total Shareholders’ Equity	1,241,603	1,209,437

Total Liabilities and Shareholders’ Equity	$4,925,231	$4,918,345

See Notes to Consolidated and Combined Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenue	$598,369	$578,959
Operating expenses:
Direct operating expenses (includes share-based payments of $1,066 and $156 in 2006 and 2005, respectively, and excludes depreciation and amortization)	328,626	326,054
Selling, general and administrative expenses (includes share-based payments of $414 and $0 in 2006 and 2005, respectively, and excludes depreciation and amortization)	130,805	129,597
Depreciation and amortization	96,320	98,266
Corporate expenses (includes share-based payments of $22 and $0 in 2006 and 2005, respectively, and excludes depreciation and amortization)	14,585	12,975
Gain on the disposition of assets – net	22,756	1,581

Operating income	50,789	13,648

Interest expense	3,257	3,244
Interest expense on debt with Clear Channel Communications	36,797	36,414
Equity in earnings of nonconsolidated affiliates	1,378	345
Other income (expense) – net	(434)	(2,842)

Income (loss) before income taxes and minority interest	11,679	(28,507)
Income tax (expense) benefit:
Current	18,475	14,511
Deferred	(23,614)	9,054

Income tax (expense) benefit:	(5,139)	23,565
Minority interest income (expense), net of tax	1,593	(950)

Net income (loss)	8,133	(5,892)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	23,486	(68,789)

Comprehensive income (loss)	$31,619	$(74,681)

Net income (loss) per common share:

Basic	$.02	$(.02)

Diluted	$.02	$(.02)

See Notes to Consolidated and Combined Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$8,133	$(5,892)

Reconciling items:
Depreciation and amortization	96,320	98,266
Deferred taxes	23,614	(9,054)
(Gain) loss on sale of operating and fixed assets	(22,756)	(1,581)
Increase (decrease) other, net	188	438
Changes in operating assets and liabilities, net of effects of acquisitions	(25,355)	(12,032)

Net cash provided by operating activities	80,144	70,145

Cash flows from investing activities:
Decrease (increase) in notes receivable, net	(4)	55
Decrease (increase) in investments in, and advances to nonconsolidated affiliates – net	613	—
Purchases of property, plant and equipment	(43,718)	(35,067)
Proceeds from disposal of assets	8,085	3,939
Acquisition of operating assets, net of cash acquired	(9,114)	(5,296)
Decrease (increase) in other – net	(21,093)	9,132

Net cash used in investing activities	(65,231)	(27,237)

Cash flows from financing activities:
Draws on credit facilities	707	2,165
Payments on credit facilities	(97)	(198)
Proceeds from long-term debt	9,579	—
Payments on long-term debt	(8,956)	(20,452)
Net transfers (to) from Clear Channel Communications	(35,552)	7,065
Other, net	(750)	—

Net cash used in financing activities	(35,069)	(11,420)

Effect of exchange rate changes on cash	(1,237)	(6,935)

Net (decrease) increase in cash and cash equivalents	(21,393)	24,553

Cash and cash equivalents at beginning of period	108,644	37,948

Cash and cash equivalents at end of period	$87,251	$62,501

See Notes to Consolidated and Combined Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)
Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          Preparation of Interim Financial Statements
The consolidated and combined financial statements have been prepared by Clear Channel Outdoor Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K.
The combined financial statements include amounts prior to the initial public offering (“IPO”) derived from Clear Channel Communications’ consolidated financial statements using the historical results of operations and bases of the assets and liabilities of Clear Channel Communications’ outdoor advertising businesses and give effect to allocations of expenses from Clear Channel Communications. These allocations were made on a specifically identifiable basis or using relative percentages of headcount or other methods management considered to be a reasonable reflection of the utilization of services provided. The Company’s historical financial data may not be indicative of its future performance nor will such data reflect what its financial position and results of operations would have been had it operated as an independent publicly traded company during the periods shown. Significant intercompany accounts among the combined businesses have been eliminated in consolidation. Investments in nonconsolidated affiliates are accounted for using the equity method of accounting.
          Certain Reclassifications
The Company has reclassified prior year operating gains and losses to be included as a component of operating income, reclassified minority interest expense below its provision for income taxes and reclassified certain other assets to current assets to conform to current year presentation.
          Recent Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments (“Statement 155”). Statement 155 is an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“Statement 133”) and FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“Statement 140”) and allows companies to elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be accounted for separately. Statement 155 also requires companies to identify interest in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest- and principal-only strips are subject to Statement 133, and amends Statement 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. Statement 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company will adopt Statement 155 on January 1, 2007 and anticipates that adoption will not materially impact its financial position or results of operations.
Note 2: SHARE-BASED PAYMENTS
The Company has granted options to purchase shares of its Class A common stock to employees and directors of the Company and its affiliates under its incentive stock plan at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates. These options generally vest over three to five years. The incentive stock plan contains anti-dilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization.
The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“Statement 123(R)”), on January 1, 2006 using the modified-prospective-transition method. The fair value of the options is estimated using a Black-Scholes option-pricing model and amortized straight-line to expense over five years. Prior to adoption of Statement 123(R), the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”). The Company did not recognize employee compensation cost related to its stock option grants in its consolidated statement of operations prior to adoption of Statement 123(R), as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The amounts recorded as share-based payments prior to adopting Statement 123(R) related to the expense associated with restricted stock awards. Under the modified-prospective-transition method, compensation cost recognized beginning in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.
As a result of adopting Statement 123(R), the Company’s income before income taxes and minority interest and net income for the three months ended March 31, 2006, is $1.1 million and $0.6 million, respectively, lower than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the three months ended March 31, 2006 would have been unchanged if the Company had not adopted Statement 123(R).
Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were no exercises of stock options during the first quarter of 2006.
Prior to the IPO, the Company did not have any compensation plans under which it granted stock awards to employees. However, Clear Channel Communications granted the Company’s officers and other key employees stock options to purchase shares of Clear Channel Communications’ common stock. All prior options granted to CCO employees were converted using an intrinsic value method into options to purchase CCO Class A common shares concurrent with the closing of the IPO. As did the Company, Clear Channel Communications accounted for its stock-based award plans in accordance with APB 25, and related interpretations. Clear Channel Communications calculated the pro forma stock compensation expense as if the stock-based awards had been accounted for using the provisions of Statement 123. The stock compensation expense was then allocated to the Company based on the percentage of options outstanding to employees of the Company.
Pro forma net income and earnings per share, assuming the Company and Clear Channel Communications accounted for all employee stock options using the fair value method and amortized such to expense over the options’ vesting period is as follows:

(In thousands, except per share data)	March 31,
2005
Net loss:
Reported	$(5,892)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	27
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	803

Pro Forma	$(6,668)

Net loss per common share:
Basic:
Reported	$(.02)
Pro Forma	$(.02)
Diluted:
Reported	$(.02)
Pro Forma	$(.02)
The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility on the Company’s stock, and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Prior to the adoption of Statement 123(R), the Company recognized forfeitures as they occurred in its Statement 123 pro forma disclosures. Beginning January 1, 2006, the Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The expected life is based on historical data of options granted and represents the period of time that options granted are expected to be outstanding. The risk free rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the three months ended March 31, 2006:

Risk-free interest rate	4.58% - 4.64%
Dividend yield	0%
Volatility factors	27%
Expected life in years	5.0 – 7.5
The following table presents a summary of the Company’s stock options outstanding at and stock option activity during the three months ended March 31, 2006 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
(In thousands, except per share data)	Options	Price	Contractual Term	Value
Outstanding, beginning of year	8,509	$24.05
Granted	177	19.85
Exercised	—
Forfeited	(26)	21.23
Expired	(258)	31.14

Outstanding, March 31	8,402	23.71	4.8	$21,937

Exercisable, March 31	3,236	29.80	2.6	756
Weighted average fair value per option granted	$6.55
A summary of the Company’s nonvested options at December 31, 2005, and changes during the three months ended March 31, 2006, is presented below:

		Weighted Average
		Grant Date
(In thousands, except per share data)	Options	Fair Value
Nonvested, beginning of year	5,634	$4.56
Granted	177	6.55
Vested	(619)	.94
Forfeited	(26)	4.40

Nonvested, March 31	5,166	5.05

There were 33.4 million shares available for future grants under the Company’s option plan at March 31, 2006. Vesting dates range from April 2004 to February 2011, and expiration dates range from April 2006 to February 2016 at exercise prices and average contractual lives as follows:

(In thousands of shares)				Weighted
				Average	Weighted		Weighted
			Outstanding	Remaining	Average	Exercisable	Average
			as of	Contractual	Exercise	as of	Exercise
Range of Exercise Prices			3/31/06	Life	Price	3/31/06	Price
$15.01	—	$20.00	3,479	7.0	$17.97	43	$17.20
20.01	—	25.00	1,181	4.6	21.06	230	21.51
25.01	—	30.00	2,283	3.3	26.12	1,608	26.03
30.01	—	35.00	797	2.8	32.72	693	32.89
35.01	—	40.00	509	.9	37.93	509	37.93
40.01	—	45.00	114	3.9	42.80	114	42.80
45.01	—	50.00	39	.7	49.52	39	49.52

			8,402	4.8	23.71	3,236	29.80

Restricted Stock Awards
The Company also grants restricted stock awards to its employees. These common shares hold a legend which restricts their transferability for a term of three to five years and are forfeited, except in certain circumstances, in the event the employee terminates his or her employment or relationship with the Company prior to the lapse of the restriction. The restricted stock awards were granted out of the Company’s stock option plan.
The following table presents a summary of the Company’s restricted stock outstanding at and restricted stock activity during the three months ended March 31, 2006 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	2006
	Awards	Price
Outstanding, beginning of year	236	$18.00
Granted	5	19.85
Vested (restriction lapsed)	—	—
Forfeited	(1)	18.00

Outstanding, March 31	240	18.04

The Company recorded $0.2 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively, related to shares of Clear Channel Communications’ restricted stock granted to the Company’s employees prior to the IPO.
Unrecognized Share-Based Compensation Cost
As of March 31, 2006, there was $14.4 million of unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately four years.

Note 3: INTANGIBLE ASSETS AND GOODWILL
          Definite-lived Intangibles
The Company has definite-lived intangible assets which consist primarily of transit and street furniture contracts and other contractual rights, all of which are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute to the Company’s future cash flows. Other definite-lived intangible assets are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at March 31, 2006 and December 31, 2005:

(In thousands)	March 31, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross	Accumulated
	Amount	Amortization	Carrying Amount	Amortization
Transit, street furniture, and other contractual rights	$660,952	$428,971	$651,456	$408,017
Other	41,896	38,419	56,449	47,937

Total	$702,848	$467,390	$707,905	$455,954

Total amortization expense from definite-lived intangible assets for the three months ended March 31, 2006 and for the year ended December 31, 2005 was $20.2 million and $89.3 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2007	$44,440
2008	22,407
2009	20,148
2010	12,510
2011	9,576
As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, amortization expense may vary.
          Indefinite-lived Intangibles
The Company’s indefinite-lived intangible assets consist of billboard permits. The Company’s billboard permits are issued in perpetuity by state and local governments and are transferable or renewable at little or no cost. Permits typically include the location for which the permit allows the Company the right to operate an advertising structure. The Company’s permits are located on either owned or leased land. In cases where the Company’s permits are located on leased land, the leases are typically from 10 to 20 years and renew indefinitely, with rental payments generally escalating at an inflation based index. If the Company loses its lease, the Company will typically obtain permission to relocate the permit or bank it with the municipality for future use.
The Company does not amortize its billboard permits. The Company tests these indefinite-lived intangible assets for impairment at least annually using the direct method. Under the direct method, it is assumed that rather than acquiring indefinite-lived intangible assets as a part of a going concern business, the buyer hypothetically obtains indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flows model which results in value that is directly attributable to the indefinite-lived intangible assets.
Under the direct method, the Company continues to aggregate its indefinite-lived intangible assets at the market level for purposes of impairment testing. The Company’s key assumptions using the direct method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry normalized market information.
The carrying amount for billboard permits at March 31, 2006 and December 31, 2005 was $270.9 million and $207.9 million, respectively.

          Goodwill
The Company tests goodwill for impairment using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the three-month period ended March 31, 2006:

(In thousands)	Americas	International	Total
Balance as of December 31, 2005	$405,275	$343,611	$748,886
Acquisitions	42,296	1,698	43,994
Dispositions	(57)	—	(57)
Foreign currency	—	5,632	5,632
Adjustments	—	309	309

Balance as of March 31, 2006	$447,514	$351,250	$798,764

Note 4: RECENT DEVELOPMENTS
          Acquisitions
During the three months ended March 31, 2006, we acquired outdoor display faces for $9.1 million in cash.
          Disposition of Assets
During the three months ended March 31, 2006, the Company exchanged assets in one of its Americas markets for assets located in a different market and recognized a gain of $17.1 million in “Gain on disposition of assets – net.”
          Recent Legal Proceedings
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
The Company is currently involved in certain other legal proceedings and, as required, has accrued an estimate of the probable costs for the resolution of these claims, inclusive of those discussed above. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings.
Note 5: RESTRUCTURING
In the third quarter of 2005, the Company restructured its operations in France. As a result, the Company recorded $26.6 million in restructuring costs as a component of selling, general and administrative expenses during the third quarter of 2005; $22.5 million was related to severance costs and $4.1 million was related to other costs. During the three months ended March 31, 2006, $0.5 million was paid and charged to the restructuring reserve related to other costs. As of March 31, 2006, the accrual balance was $21.1 million. The remaining accrual will be paid over the next four years.
In addition to the France restructuring, the Company has a restructuring liability related to Clear Channel Communications’ merger with Ackerley in June 2002. At March 31, 2006, the accrual balance for this restructuring was $1.5 million. The remaining restructuring accrual is comprised solely of lease termination, which will be paid over the next five years.

Note 6: COMMITMENTS AND CONTINGENCIES
Certain agreements relating to acquisitions provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies. The Company will continue to accrue additional amounts related to such contingent payments if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, would not significantly impact the financial position or results of operations of the Company.
As discussed in Note 4, there are various lawsuits and claims pending against the Company. Based on current assumptions, the Company has accrued its estimate of the probable costs for the resolution of these claims. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings.
Note 7: RELATED PARTY TRANSACTIONS
The Company records net amounts due to or from Clear Channel Communications as “Due from Clear Channel Communications” on the consolidated balance sheets. Subsequent to the IPO, the account accrues interest pursuant to the Master Agreement and is generally payable on demand. Included in the account is the net activity resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, the Company maintains collection bank accounts swept daily by Clear Channel Communications. In return, Clear Channel Communications funds the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment. At March 31, 2006 and December 31, 2005, the balance in “Due from Clear Channel Communications” was $35.7 million and $0.1 million, respectively. The net interest income for the three months ended March 31, 2006 was $0.3 million.
On August 2, 2005, the Company distributed a note in the original principal amount of $2.5 billion to Clear Channel Communications as a dividend. This note matures on August 2, 2010 and accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. At March 31, 2006, the interest rate on the $2.5 billion intercompany note was 6.1%.
The Company provides advertising space on its billboards for radio stations owned by Clear Channel Communications. For the three months ended March 31, 2006 and 2005, the Company recorded $1.8 million and $2.2 million, respectively, in revenue for these advertisements.
Clear Channel Communications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services. These services are charged to the Company based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For the three months ended March 31, 2006 and 2005, the Company recorded $5.7 million and $3.8 million, respectively, as a component of corporate expenses for these services.
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

Note 8: SEGMENT DATA
The Company has two reportable segments – Americas and international. The Americas segment includes operations in the United States, Canada and Latin America, and the international segment includes operations in Europe, Asia, Africa and Australia.

			Corporate
			and gain on
			disposition of	Consolidated/
(In thousands)	Americas	International	assets - net	Combined
Three months ended March 31, 2006
Revenue	$274,102	$324,267	$—	$598,369
Direct operating expenses	120,011	208,615	—	328,626
Selling, general and administrative expenses	48,194	82,611	—	130,805
Depreciation and amortization	42,232	54,088	—	96,320
Corporate expenses	—	—	14,585	14,585
Gain on disposition of assets — net	—	—	22,756	22,756

Operating income (loss)	$63,665	$(21,047)	$8,171	$50,789

Identifiable assets	$2,517,865	$2,132,607	$274,759	$4,925,231
Capital expenditures	$14,220	$29,498	$—	$43,718

Three months ended March 31, 2005
Revenue	$253,850	$325,109	$—	$578,959
Direct operating expenses	116,827	209,227	—	326,054
Selling, general and administrative expenses	44,925	84,672	—	129,597
Depreciation and amortization	43,103	55,163	—	98,266
Corporate expenses	—	—	12,975	12,975
Gain on disposition of assets — net	—	—	1,581	1,581

Operating income (loss)	$48,995	$(23,953)	$(11,394)	$13,648

Identifiable assets	$2,444,241	$2,092,529	$558,447	$5,095,217
Capital expenditures	$15,343	$19,724	$—	$35,067
Revenue of $17.7 million and $12.7 million and identifiable assets of $201.3 million and $166.2 million derived from the Company’s operations in Latin America and Canada are included in the Americas data above at March 31, 2006 and 2005, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
          Management’s discussion and analysis, or MD&A, of our financial condition and results of operations is provided as a supplement to the unaudited interim financial statements and accompanying notes thereto to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The information included in MD&A should be read in conjunction with the annual financial statements.
OVERVIEW
          We adopted FAS 123(R), Share-Based Payment, on January 1, 2006 under the modified-prospective approach which requires us to recognize non-cash compensation cost in the same line items as cash compensation in the 2006 financial statements for all options granted after the date of adoption as well as for any options that were granted prior to adoption but not yet vested. Under the modified-prospective approach, no stock option expense is reflected in the financial statements for 2005 attributable to these options. Non-cash compensation expense recognized in the financial statements during 2005 related primarily to restricted stock awards. As a result of adoption, we recognized $1.0 million, $0.4 million and $22 thousand of non-cash compensation expense in direct operating, SG&A and corporate expenses, respectively, during the three months ended March 31, 2006. As of March 31, 2006, there was $14.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately four years.
Description of Business
          Our revenues are derived from selling advertising space on displays owned or operated, consisting primarily of billboards, street furniture displays and transit displays. We own the majority of our advertising displays, which typically are located on sites that we either lease or own or for which we have acquired permanent easements. Our advertising contracts with clients typically outline the number of displays reserved, the duration of the advertising campaign and the unit price per display. The margins on our billboard contracts tend to be higher than those on contracts for our other displays.
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
          The significant expenses associated with our operations include (i) direct production, maintenance and installation expenses, (ii) site lease expenses for land under our displays and (iii) revenue-sharing or minimum guaranteed amounts payable under our billboard, street furniture and transit display contracts. Our direct production, maintenance and installation expenses include costs for printing, transporting and changing the advertising copy on our displays, the related labor costs, the vinyl and paper costs and the costs for cleaning and maintaining our displays. Vinyl and paper costs vary according to the complexity of the advertising copy and the quantity of displays. Our site lease expenses include lease payments for use of the land under our displays, as well as any revenue-sharing arrangements we may have with the landlords. The terms of our Americas site leases generally range from 1 to 50 years. Internationally, the terms of our site leases generally range from 3 to 15 years, but vary across our networks.
Relationship with Clear Channel Communications
          Clear Channel Communications has advised us its current intent is to continue to hold all of our Class B common stock and thereby retain its controlling interest in us. However, Clear Channel Communications is not subject to any contractual obligation that would prohibit it from selling, spinning off, splitting off or otherwise disposing of any shares of our common stock.
Basis of Presentation
          Our combined financial statements for the periods prior to our IPO have been derived from the financial statements and accounting records of Clear Channel Communications, principally from the statements and records representing Clear Channel

Communications’ Americas and International Outdoor segments, using the historical results of operations and historical bases of assets and liabilities of our business. The consolidated and combined statements of operations include expense allocations for certain corporate functions historically provided to us by Clear Channel Communications. These allocations were made on a specifically identifiable basis or using relative percentages of headcount as compared to Clear Channel Communications’ other businesses or other methods. We and Clear Channel Communications considered these allocations to be a reflection of the utilization of services provided.
          Under the Corporate Services Agreement, Clear Channel Communications allocates to us our share of costs for services provided on our behalf based on actual direct costs incurred by Clear Channel Communications or an estimate of Clear Channel Communications’ expenses incurred on our behalf. For the three months ended March 31, 2006 and 2005, we recorded approximately $5.7 million and $3.8 million, respectively, as a component of corporate expenses for these services.
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
RESULTS OF OPERATIONS
Consolidated and Combined Results of Operations
          The comparison of the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005 is as follows:

(In thousands)	Three Months Ended March 31,
	2006	2005
Revenue	$598,369	$578,959
Operating expenses:
Direct operating expenses (includes share-based payments of $1,066 and $156 in 2006 and 2005, respectively, and excludes depreciation and amortization)	328,626	326,054
Selling, general and administrative expenses (includes share-based payments of $414 and $0 in 2006 and 2005, respectively, and excludes depreciation and amortization)	130,805	129,597
Depreciation and amortization	96,320	98,266
Corporate expenses (includes share-based payments of $22 and $0 in 2006 and 2005, respectively, and excludes depreciation and amortization)	14,585	12,975
Gain on disposition of assets – net	22,756	1,581

Operating income	50,789	13,648
Interest expense (including interest on debt with Clear Channel Communications)	40,054	39,658
Equity in earnings of nonconsolidated affiliates	1,378	345
Other income (expense) – net	(434)	(2,842)

Income (loss) before income taxes and minority interest	11,679	(28,507)
Income tax (expense) benefit:
Current	18,475	14,511
Deferred	(23,614)	9,054

Income tax (expense) benefit:	(5,139)	23,565
Minority interest income (expense), net of tax	1,593	(950)

Net income (loss)	$8,133	$(5,892)

Revenue
          Our revenue increased $19.4 million, or 3%, during the first quarter of 2006 as compared to the first quarter of 2005. Our Americas segment contributed $20.3 million to the growth primarily as a result of an increase in average rates across most of our inventory. Revenue in our international segment declined $0.8 million. This decline includes movements in foreign exchange of $29.5 million, partially offset by $15.4 million related to our consolidation of Clear Media Limited, a Chinese outdoor advertising company. We acquired a controlling majority interest in Clear Media during the third quarter of 2005 and began consolidating its results. We had previously accounted for Clear Media as an equity method investment.
Direct Operating Expenses
          Consolidated direct operating expenses increased $2.6 million, or 1%, during the three months ended March 31, 2006 as compared to the same period of 2005. Our Americas segment contributed $3.2 million primarily from an increase in site lease expense. Direct operating expenses in our international segment declined $0.6 million primarily related to $19.5 million from foreign exchange movements, which was partially offset by $8.4 million related to our consolidation of Clear Media. Included in our consolidated direct operating expenses for 2006 is approximately $1.0 million related to our adoption of FAS 123(R).
Selling, General and Administrative Expenses (SG&A)
          SG&A increased $1.2 million, or 1%, during the first quarter of 2006 as compared to the first quarter of 2005. Our SG&A increased $3.3 million in our Americas segment, primarily from an increase in bonus and commission expenses associated with the increase in revenue. SG&A in our international segment declined $2.1 million primarily from $7.6 million related to movements in foreign exchange during the first quarter of 2006 compared to the same period of 2005. Partially offsetting this decline was $4.5 million related to our consolidation of Clear Media. Included in our consolidated SG&A for 2006 is $0.4 million related to our adoption of FAS 123(R).
Corporate Expenses
          Corporate expenses increased $1.6 million during the first quarter of 2006 as compared to the first quarter of 2005. The increase was primarily the result of additional outside professional services and costs related to the first full quarter as a public Company.
Gain on Disposition of Assets — Net
          The gain on disposition of assets – net for the three months ended March 31, 2006 increased $21.2 million from $1.6 million in 2005 to $22.8 million in 2006. The increase is primarily related to $17.1 million in our Americas segment from the swap of assets in one of our markets for the assets of a third party located in a different market during the first quarter of 2006.
Interest Expense (Including Interest on Debt with Clear Channel Communications)
          Interest expense increased $0.4 million during the first quarter of 2006 as compared to the first quarter of 2005 primarily from a $2.5 billion intercompany note with Clear Channel Communications issued on August 2, 2005. The note accrues interest at a variable per annum rate based on the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. The interest rate as of March 31, 2006, was 6.1%.
          In the first quarter of 2005, we had in place two fixed principal and interest rate notes. The first note, in the original principal amount of approximately $1.4 billion, accrued interest at a per annum rate of 10%. The second note, in the original principal amount of $73.0 million, accrued interest at a per annum rate of 9%. We used all of the net proceeds of the IPO, along with our balance in the “Due from Clear Channel Communications” account, to repay a portion of the outstanding balances of the $1.4 billion and $73.0 million intercompany notes. The remaining balance of $393.7 million was otherwise capitalized by Clear Channel Communications.
Other Income (Expense) — Net
          Other income (expense) – net for the three months ended March 31, 2006 decreased $2.4 million from expense of $2.8 million in 2005 to expense of $0.4 million in 2006. During the first three months of 2005, we recorded $3.1 million in royalty fees which represent payments to Clear Channel Communications for our use of certain trademarks and licenses. The royalty fee was discontinued as of January 1, 2006.

Income Taxes
          Our operations are included in a consolidated income tax return filed by Clear Channel Communications. However, for our financial statements, our provision for income taxes was computed on the basis that we file separate consolidated income tax returns with our subsidiaries.
          Current tax benefit increased $4.0 million for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. The increase is primarily due to a current tax benefit of approximately $19.7 million recorded in the quarter ended March 31, 2006 related to the filing of an amended tax return and the swap of certain operating assets in the period. The current tax benefit was partially offset by additional current tax expense recorded due to an increase in “Income (loss) before income taxes and minority interest” of $40.2 million.
          Deferred tax expense increased $32.7 million primarily due to deferred tax expense of approximately $19.7 million recorded in the quarter ended March 31, 2006, related to the filing of an amended tax return and the swap of certain operating assets in the period. In addition deferred tax expense increased due to additional deferred tax benefits recorded in our international operations for changes in tax laws in various countries in which we operate for the quarter ended March 31, 2005.
Americas Results of Operations

(In thousands)	Three Months Ended March 31,
	2006	2005
Revenue	$274,102	$253,850
Direct operating expenses	120,011	116,827
Selling, general and administrative expenses	48,194	44,925
Depreciation and amortization	42,232	43,103

Operating income	$63,665	$48,995

          Our Americas revenue increased $20.3 million, or 8%, during the first quarter of 2006 as compared to the first quarter of 2005 primarily attributable to growth in average rates across most of our inventory. Local revenues performed better than national revenues during the quarter across the majority of our markets. Strong market revenue growth during the quarter included Los Angeles, San Francisco, Orlando, San Antonio and Cleveland. Our Latin American markets also contributed to the revenue growth during the first quarter. Strong advertising client categories included entertainment and amusements, business and consumer services, insurance and real estate.
          Direct operating expenses increased $3.2 million in the first quarter of 2006 over the first quarter of 2005 primarily from an increase in site lease expense of approximately $3.4 million associated with a new street furniture contract and the increase in revenue, as well as an increase due to the adoption of FAS 123(R) of approximately $0.8 million. Partially offsetting this increase was a decline of $2.4 million in direct production expenses primarily from lower production expenses associated with our Spectacolor displays. Our SG&A expenses increased $3.3 million in the first quarter of 2006 over the first quarter of 2005 primarily from an increase in bonus and commission expenses of $2.9 million related to the increase in revenue, and an increase in non-cash compensation expense of $0.3 million related to the adoption of FAS 123(R).
International Results of Operations

(In thousands)	Three Months Ended March 31,
	2006	2005
Revenue	$324,267	$325,109
Direct operating expenses	208,615	209,227
Selling, general and administrative expenses	82,611	84,672
Depreciation and amortization	54,088	55,163

Operating loss	$(21,047)	$(23,953)

          Revenue in our international segment declined $0.8 million. This includes movements in foreign exchange of $29.5 million, partially offset by $15.4 million related to our consolidation of Clear Media, as well as revenue growth primarily from our street furniture and billboard inventory. We acquired a controlling majority interest in Clear Media during the third quarter of 2005 and began consolidating its results. We had previously accounted for Clear Media as an equity method investment. Strong markets for the first quarter of 2006 as compared to the first quarter of 2005 included France, Italy and Australia.

          Direct operating expenses decreased $0.6 million during the first quarter of 2006 as compared to the first quarter of 2005. The decline was primarily attributable to foreign exchange movements of approximately $19.5 million. Before the effects of foreign exchange, our direct operating expenses increased primarily from $8.4 million related to our consolidation of Clear Media and an increase in site lease expenses primarily from the renewal of a street furniture contract in the United Kingdom. Also included in the increase is $0.2 million in non-cash compensation expense related to the adoption of FAS 123(R). Our SG&A expenses declined $2.1 million primarily attributable to foreign exchange movements of approximately $7.6 million. Before the effects of foreign exchange, our SG&A expenses increased primarily from $4.5 million related to our consolidation of Clear Media and $0.1 million in non-cash compensation expense related to the adoption of
FAS 123(R).
Reconciliation of Segment Operating Income (Loss)

(In thousands)	Three Months Ended March 31,
	2006	2005
Americas	$63,665	$48,995
International	(21,047)	(23,953)
Corporate	(14,585)	(12,975)
Gain on disposition of assets – net	22,756	1,581

Consolidated and combined operating income	$50,789	$13,648

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
     Operating Activities:
          Net cash flow from operating activities of $80.1 million for the three months ended March 31, 2006 principally reflects net income of $8.1 million and depreciation and amortization of $96.3 million. Net cash flow from operating activities also reflects a negative change in working capital of approximately $25.4 million. Net cash flow from operating activities of $70.1 million for the three months ended March 31, 2005 principally reflects depreciation and amortization of $98.3 million, partially offset by a net loss of $5.9 million and a deferred income tax benefit of $9.1 million. Net cash flow from operations also reflects a negative change in working capital of approximately $12.0 million.
     Investing Activities:
          Net cash used in investing activities of $65.2 million for the three months ended March 31, 2006 principally reflects capital expenditures of $43.7 million related to purchases of property, plant and equipment and $9.1 million related to acquisitions of operating assets. Net cash used in investing activities of $27.2 million for the three months ended March 31, 2005 principally reflects capital expenditures of $35.1 million related to purchases of property, plant and equipment and $5.3 million related to acquisitions of operating assets.
     Financing Activities:
          Net cash used in financing activities of $35.1 million for the three months ended March 31, 2006 principally relates to a net transfer of cash to Clear Channel Communications of $35.6 million. Net cash used in financing activities of $11.4 million for the three months ended March 31, 2005 reflects a net reduction in debt of $18.5 million and a net transfer of cash from Clear Channel Communications of $7.1 million.

SOURCES OF CAPITAL
As of March 31, 2006 and December 31, 2005 we had the following debt outstanding:

(In millions)	March 31,	December 31,
	2006	2005
Bank credit facility	$15.4	$15.0
Debt with Clear Channel Communications	2,500.0	2,500.0
Other borrowings	212.8	212.8

Total debt	2,728.2	2,727.8
Less: Cash and cash equivalents	87.3	108.6
Less: Due from Clear Channel Communications	35.7	0.1

	$2,605.2	$2,619.1

Credit Facility
          In addition to cash flows from operations, another source of our liquidity is through borrowings under a $150.0 million sub-limit included in Clear Channel Communications’ five-year, multicurrency $1.75 billion revolving credit facility. Certain of our international subsidiaries may borrow under the sub-limit to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. The interest rate on outstanding balances under the credit facility is based upon LIBOR or, for Euro denominated borrowings, EURIBOR, plus, in each case, a margin. At March 31, 2006, the outstanding balance on the sub-limit was approximately $15.4 million, and approximately $134.6 million was available for future borrowings, with the entire balance to be paid on July 12, 2009. At March 31, 2006, the interest rate on borrowings under this credit facility was 4.0%. As of May 10, 2006, the outstanding balance on the sub-limit was $15.7 million and $134.3 million was available for future borrowings.
Debt With Clear Channel Communications
          We have an account that represents net amounts due to or from Clear Channel Communications, which is recorded as “Due from Clear Channel Communications” on the consolidated balance sheets. Subsequent to the IPO, the account accrues interest pursuant to the Master Agreement and is generally payable on demand. Included in the account is the net activity resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, the Company maintains collection bank accounts swept daily by Clear Channel Communications. In return, Clear Channel Communications funds the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment. At March 31, 2006 and December 31, 2005, the balance in “Due from Clear Channel Communications” was $35.7 million and $0.1 million, respectively. The net interest income for the three months ended March 31, 2006 was $0.3 million.
          On August 2, 2005, we distributed a note in the original principal amount of $2.5 billion to Clear Channel Communications as a dividend. This note matures on August 2, 2010 and may be prepaid in whole at any time, or in part from time to time. The note accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. This note is mandatorily payable upon a change of control of us and, subject to certain exceptions, all proceeds from debt or equity raised by us must be used to prepay such note. At March 31, 2006, the interest rate on the $2.5 billion intercompany note was 6.1%.
Debt Covenants
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
          Certain of our international subsidiaries may borrow up to $150.0 million for use in our international operations under a sub-limit of the approximately $1.75 billion revolving credit facility of Clear Channel Communications so long as Clear Channel Communications remains in compliance with its covenants under the facility and does not otherwise borrow against such capacity. The significant covenants contained in the credit facility relate to leverage and interest coverage (as defined in the credit facility). The leverage ratio covenant requires Clear Channel Communications to maintain a ratio of consolidated funded indebtedness to operating cash flow (as defined by the credit facility) of less than 5.25x. The interest coverage covenant requires Clear Channel Communications to maintain a minimum ratio of operating cash flow to interest expense (as defined by the credit facility) of 2.50x. At March 31, 2006, Clear Channel Communications’ leverage and interest coverage ratios were 3.6x and 4.8x, respectively.
          There are no significant covenants or events of default contained in the cash management note issued by Clear Channel Communications to us or the cash management note issued by us to Clear Channel Communications.
          At March 31, 2006, we and Clear Channel Communications were in compliance with all debt covenants. We expect to remain in compliance throughout 2006.
USES OF CAPITAL
Acquisitions
          During the three months ended March 31, 2006, we acquired outdoor display faces for $9.1 million in cash.
Capital Expenditures
          Capital expenditures were $43.7 million and $35.1 million in the three months ended March 31, 2006 and 2005, respectively.

(In millions)	Three Months Ended March 31,
	2006	2005
Non-revenue producing	$18.7	$14.6
Revenue producing	25.0	20.5

Total capital expenditures	$43.7	$35.1

Commitments, Contingencies and Guarantees
     Commitments and Contingencies
          From time to time, we are involved in legal proceedings arising in the ordinary course of business. Under our agreements with Clear Channel Communications, we have assumed and will indemnify Clear Channel Communications for liabilities related to our business. Other than as described in our Annual Report on Form 10-K for the year ended December 31, 2005, we do not believe there is any litigation pending that would have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flow.
          Certain agreements relating to acquisitions provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies generally over a one to five year period. We will continue to accrue additional amounts related to such contingent payments if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, would not significantly impact our financial position or results of operations.
Market Risk
     Interest Rate Risk
          We had approximately $2.7 billion total debt outstanding as of March 31, 2006, substantially all of which was variable rate debt. Based on the amount of our floating-rate debt as of March 31, 2006, each 50 basis point increase or decrease in interest rates would increase or decrease our interest expense and cash outlay for the three months ended March 31, 2006 by approximately $3.4 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of March 31, 2006 with no subsequent change in rates for the remainder of the period.

     Foreign Currency
          We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies, except in the hyperinflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported a net loss of approximately $17.5 million for the three months ended March 31, 2006. We estimate a 10% change in the value of the U.S. dollar relative to foreign currencies would have changed our net income for the three months ended March 31, 2006 by approximately $1.8 million.
          This analysis does not consider the implication such currency fluctuations could have on the overall economic activity that could exist in such an environment in the United States or the foreign countries or on the results of operations of these foreign entities.
Recent Accounting Pronouncements
          In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments (“Statement 155”). Statement 155 is an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“Statement 133”) and FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“Statement 140”) and allows companies to elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be accounted for separately. Statement 155 also requires companies to identify interest in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest- and principal-only strips are subject to Statement 133, and amends Statement 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. Statement 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We will adopt Statement 155 on January 1, 2007 and anticipate that adoption will not materially impact our financial position or results of operations.
Critical Accounting Estimates
          Management believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Due to the implementation of FAS 123 (R), we identified a new critical accounting policy related to share-based compensation, which is listed below. Our other critical accounting policies and estimates are disclosed in the Note A of our Annual Report on Form 10-K for the year ended December 31, 2005.
     Stock Based Compensation
          We account for stock based compensation in accordance with FAS 123(R). Under the fair value recognition provisions of this statement, stock based compensation cost is measured at the grant date based on the value of the award and is recognized as expense on a straight-line basis over the vesting period. Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors. If actual results differ significantly from these estimates, our results of operations could be materially impacted.
Risks Regarding Forward Looking Statements
          The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including the future levels of cash flow from operations. Management believes all statements expressing expectations and projections with respect to future matters, including our ability to negotiate contracts having more favorable terms and the availability of capital resources; are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our financial performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass.

          Various risks that could cause future results to differ from those expressed by the forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to:
•	the impact of general economic and political conditions in the United States and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;

•	the impact of the geopolitical environment;

•	our ability to integrate the operations of acquired companies;

•	shifts in population and other demographics;

•	industry conditions, including competition;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	changes in labor conditions;

•	fluctuations in exchange rates and currency values;

•	changes in capital expenditure requirements;

•	the outcome of pending and future litigation;

•	fluctuations in interest rates;

•	the effect of leverage on our financial position and earnings;

•	changes in tax rates;

•	access to capital markets and changes in credit ratings; and

•	certain other factors set forth in our SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2005.
          This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Required information is within Item 2
Item 4. CONTROLS AND PROCEDURES
          Our principal executive and financial officers have concluded, based on their evaluation as of the end of the period covered by this Form 10-Q, that our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.
          There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
          We are currently involved in certain legal proceedings and, as required, have accrued an estimate of the probable costs for the resolution of these claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.
Item 1A. Risk Factors
          For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Additional information relating to risk factors is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Risks Regarding Forward Looking Statements.”
Item 6. Exhibits
          See Exhibit Index on Page 26

Signatures
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

May 12, 2006	/s/ Randall T. Mays
Randall T. Mays
Chief Financial Officer

May 12, 2006	/s/ Herbert W. Hill, Jr.
Herbert W. Hill, Jr.
Senior Vice President and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1
Amended and Restated Certificate of Incorporation of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 31, 2006)

3.2	Amended and Restated Bylaws of the Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 31, 2006)

4.1
Form of Specimen Class A Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-333-127375 (the “Registration Statement”))

4.2	Form of Specimen Class B Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 4.2 to the Registration Statement)

10.1§	2006 Annual Incentive Plan of Clear Channel Outdoor Holdings, Inc. effective as of January 1, 2006 (incorporated herein by reference to Exhibit 10.12 to the Registration Statement)

11*	Statement re: Computation of Per Share Earnings.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

§	Management contract or compensatory plan or arrangement