Form 10-Q
period 2006-06-30
Clear Channel Outdoor Holdings, Inc.
filed 2006-08-14
CIK 1334978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2006
Commission file number 1-32663
CLEAR CHANNEL OUTDOOR HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	86-0812139 (I.R.S. Employer Identification No.)
200 East Basse Road
San Antonio, Texas 78209
(210) 832-3700
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each class of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2006

Class A Common Stock, $.01 par value Class B Common Stock, $.01 par value	39,484,347 315,000,000

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

PART I
Item 1. UNAUDITED FINANCIAL STATEMENTS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$108,003	$108,644
Accounts receivable, less allowance of $23,039 at June 30, 2006 and $21,699 at December 31, 2005	714,355	689,007
Due from Clear Channel Communications	—	131
Prepaid expenses	69,873	70,459
Other current assets	222,237	181,939

Total Current Assets	1,114,468	1,050,180

Property, Plant and Equipment
Land, buildings and improvements	340,343	313,011
Structures	3,449,016	3,327,326
Furniture and other equipment	233,510	231,758
Construction in progress	58,891	43,012

	4,081,760	3,915,107
Less accumulated depreciation	1,913,967	1,761,679

	2,167,793	2,153,428

Intangible Assets
Definite-lived intangibles, net	244,909	251,951
Indefinite-lived intangibles – permits	264,117	207,921
Goodwill	893,558	748,886

Other Assets
Notes receivable	8,531	5,452
Restricted cash	81,333	—
Investments in, and advances to, nonconsolidated affiliates	98,763	98,975
Deferred tax asset	199,944	239,947
Other assets	102,621	161,605

Total Assets	$5,176,037	$4,918,345

See Notes to Consolidated and Combined Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Current Liabilities
Accounts payable	$113,388	$213,021
Accrued expenses	451,919	337,441
Due to Clear Channel Communications	53,717	—
Accrued interest	4,041	2,496
Accrued income taxes	3,918	16,812
Deferred income	113,708	83,196
Current portion of long-term debt	109,654	140,846

Total Current Liabilities	850,345	793,812

Long-term debt	149,663	86,940
Debt with Clear Channel Communications	2,500,000	2,500,000
Other long-term liabilities	166,337	160,879

Minority interest	180,441	167,277
Commitment and contingent liabilities (Note 6)

Shareholders’ Equity
Class A common stock	352	352
Class B common stock	3,150	3,150
Additional paid-in capital	1,185,285	1,183,258
Retained earnings	76,385	20,205
Accumulated other comprehensive income	64,079	2,472

Total Shareholders’ Equity	1,329,251	1,209,437

Total Liabilities and Shareholders’ Equity	$5,176,037	$4,918,345

See Notes to Consolidated and Combined Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Revenue	$1,346,772	$1,263,468	$748,403	$684,509
Operating expenses:
Direct operating expenses (includes share-based payments of $2,198, $178, $1,132 and $22 for the six and three months ended June 30, 2006 and 2005, respectively, and excludes depreciation and amortization)	686,223	658,760	357,597	332,706
Selling, general and administrative expenses (includes share-based payments of $855, $0, $441 and $0 for the six and three months ended June 30, 2006 and 2005, respectively, and excludes depreciation and amortization)	266,966	256,913	136,161	127,316
Depreciation and amortization	197,147	194,828	100,827	96,562
Corporate expenses (includes share-based payments of $45, $0, $23 and $0 for the six and three months ended June 30, 2006 and 2005, respectively, and excludes depreciation and amortization)	28,705	26,398	14,120	13,423
Gain (loss) on the disposition of assets — net	22,441	1,871	(315)	290

Operating income	190,172	128,440	139,383	114,792

Interest expense	7,183	6,467	3,926	3,223
Interest expense on debt with Clear Channel Communications	74,563	72,828	37,766	36,414
Equity in earnings of nonconsolidated affiliates	3,799	5,947	2,421	5,602
Other income (expense) — net	1,200	(3,971)	1,634	(1,129)

Income before income taxes and minority interest	113,425	51,121	101,746	79,628
Income tax (expense) benefit:
Current	(14,202)	(46,745)	(32,677)	(61,256)
Deferred	(35,705)	11,879	(12,091)	2,825

Income tax (expense) benefit:	(49,907)	(34,866)	(44,768)	(58,431)
Minority interest income (expense), net of tax	(7,338)	(4,635)	(8,931)	(3,685)

Net income	56,180	11,620	48,047	17,512
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	61,608	(163,344)	38,122	(94,555)

Comprehensive income (loss)	$117,788	$(151,724)	$86,169	$(77,043)

Net income per common share:
Basic	$.16	$.04	$.14	$.06
Diluted	$.16	$.04	$.14	$.06
See Notes to Consolidated and Combined Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$56,180	$11,620

Reconciling items:
Depreciation and amortization	197,147	194,828
Deferred taxes	35,705	(11,879)
(Gain) loss on sale of operating and fixed assets	(22,441)	(1,871)
Other reconciling items, net	9,970	(2,575)
Changes in operating assets and liabilities, net of effects of acquisitions	(46,538)	(22,834)

Net cash provided by operating activities	230,023	167,289

Cash flows from investing activities:
Decrease (increase) in notes receivable, net	(3,079)	107
Decrease (increase) in investments in, and advances to nonconsolidated affiliates — net	619	595
Purchases of property, plant and equipment	(105,344)	(77,883)
Proceeds from disposal of assets	10,215	4,944
Acquisition of operating assets, net of cash acquired	(97,478)	(54,217)
Decrease (increase) in restricted cash	(81,333)	—
Decrease (increase) in other — net	(41,640)	(21,781)

Net cash used in investing activities	(318,040)	(148,235)

Cash flows from financing activities:
Draws on credit facilities	71,726	42,291
Payments on credit facilities	(414)	(754)
Proceeds from long-term debt	6,889	—
Payments on long-term debt	(48,752)	(23,632)
Net transfers (to) from Clear Channel Communications	53,848	(16,860)
Other, net	(684)	—

Net cash provided by financing activities	82,613	1,045

Effect of exchange rate changes on cash	4,763	(8,382)

Net (decrease) increase in cash and cash equivalents	(641)	11,717

Cash and cash equivalents at beginning of period	108,644	37,948

Cash and cash equivalents at end of period	$108,003	$49,665

See Notes to Consolidated and Combined Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          Preparation of Interim Financial Statements
The consolidated and combined financial statements were prepared by Clear Channel Outdoor Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K.
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
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings upon adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on January 1, 2007 and is currently evaluating the impact FIN 48 will have on its financial position and results of operations.

Note 2: SHARE-BASED PAYMENTS
The Company has granted options to purchase shares of its Class A common stock to employees and directors of the Company and its affiliates under its incentive stock plan typically at no less than the fair value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates. These options generally vest over three to five years. The incentive stock plan contains anti-dilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization.
The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“Statement 123(R)”), on January 1, 2006, using the modified-prospective-transition method. The fair value of the options is estimated using a Black-Scholes option-pricing model and amortized straight-line to expense over five years. Prior to January 1, 2006, the Company accounted for its share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Under that method, when options are granted with a strike price equal to or greater than the market price on the date of issuance, there is no impact on earnings either on the date of grant or thereafter, absent modification to the options. The amounts recorded as share-based payments prior to adopting Statement 123(R) related to the expense associated with restricted stock awards. Under the modified-prospective-transition method, compensation cost recognized beginning in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.
As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes and minority interest for the six and three months ended June 30, 2006, was $2.3 million and $1.2 million lower, respectively, and net income for the six and three months ended June 30, 2006, was $1.3 million and $0.7 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the six and three months ended June 30, 2006 would have been unchanged even if the Company had not adopted Statement 123(R).
Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The excess tax benefit that is required to be classified as a financing cash inflow after adoption of Statement 123(R) is not material.
Prior to the IPO, the Company did not have any compensation plans under which it granted stock awards to employees. However, Clear Channel Communications granted certain of the Company’s officers and other key employees stock options to purchase shares of Clear Channel Communications’ common stock. All outstanding options to purchase shares of Clear Channel Communications’ common stock held by the Company’s employees were converted using an intrinsic value method into options to purchase shares of the Company’s Class A common stock concurrent with the closing of the IPO. As did the Company, Clear Channel Communications accounted for its stock-based award plans in accordance with APB 25, and related interpretations. Clear Channel Communications calculated the pro forma stock compensation expense as if the stock-based awards had been accounted for using the provisions of Statement 123. The stock compensation expense was then allocated to the Company based on the percentage of options outstanding to employees of the Company.

Pro forma net income and earnings per share, assuming the Company and Clear Channel Communications accounted for all employee stock options using the fair value method and amortized such to expense over the options’ vesting period is as follows:

	Six Months	Three Months
	Ended	Ended
(In thousands, except per share data)	June 30, 2005	June 30, 2005
Net income:
Reported	$11,620	$17,512
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	57	30
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,407	604

Pro Forma	$10,270	$16,938

Net income per common share:
Basic:
Reported	$.04	$.06
Pro Forma	$.03	$.05
Diluted:
Reported	$.04	$.06
Pro Forma	$.03	$.05
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
The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the six months ended June 30, 2006:

Expected volatility	27%
Expected life in years	5.0 – 7.5
Risk-free interest rate	4.58% – 5.08%
Dividend yield	0%
The following table presents a summary of the Company’s stock options outstanding at and stock option activity during the six months ended June 30, 2006 (“Price” reflects the weighted average exercise price per share):

			Weighted Average	Aggregate
			Remaining	Intrinsic
(In thousands, except per share data)	Options	Price	Contractual Term	Value
Outstanding, beginning of year	8,509	$24.05
Granted	177	19.85
Exercised	(1)	20.85
Forfeited	(170)	21.66
Expired	(371)	32.29

Outstanding, June 30	8,144	23.61	4.7	$21,531

Exercisable, June 30	3,150		2.5	$217
Weighted average fair value per option granted	$6.55

A summary of the Company’s nonvested options at December 31, 2005, and changes during the six months ended June 30, 2006, is presented below:

		Weighted Average
		Grant Date
(In thousands, except per share data)	Options	Fair Value
Nonvested, beginning of year	5,634	$4.56
Granted	177	6.55
Vested	(647)	.87
Forfeited	(170)	4.06

Nonvested, June 30	4,994	5.15

There were 33.6 million shares available for future grants under the Company’s option plan at June 30, 2006. Vesting dates range from April 2004 to April 2011, and expiration dates range from July 2006 to April 2016 at exercise prices and average contractual lives as follows:

(In thousands of shares)		Weighted
		Average	Weighted		Weighted
	Outstanding	Remaining	Average	Exercisable	Average
	as of	Contractual	Exercise	as of	Exercise
Range of Exercise Prices	6/30/06	Life	Price	6/30/06	Price
$15.01 — $20.00	3,435	6.8	$17.97	56	$17.46
20.01 — 25.00	1,121	4.5	21.07	233	21.52
25.01 — 30.00	2,213	3.1	26.12	1,573	26.02
30.01 — 35.00	759	2.7	32.74	672	32.90
35.01 — 40.00	476	.7	37.87	476	37.87
40.01 — 45.00	101	4.1	42.80	101	42.80
45.01 — 50.00	39	.5	49.52	39	49.52

	8,144	4.7	23.61	3,150	29.62

Restricted Stock Awards
The Company also grants restricted stock awards to employees and directors of the Company and its affiliates. These common shares hold a legend which restricts their transferability for a term of three to five years and are forfeited, except in certain circumstances, in the event the employee terminates his or her employment or relationship with the Company prior to the lapse of the restriction. The restricted stock awards were granted out of the Company’s stock option plan.
The following table presents a summary of the Company’s restricted stock outstanding at and restricted stock activity during the six months ended June 30, 2006 (“Price” reflects the weighted average share price at the date of grant):

	2006
(In thousands, except per share data)	Awards	Price
Outstanding, beginning of year	236	$18.00
Granted	6	19.87
Vested (restriction lapsed)	—	—
Forfeited	(9)	18.02

Outstanding, June 30	233	18.04

The Company recorded $0.4 million and $0.2 million for the six months ended June 30, 2006 and 2005, respectively, and $0.2 million and $0.02 million for the three months ended June 30, 2006 and 2005, respectively, related to shares of Clear Channel Communications’ restricted stock granted to the Company’s employees prior to the IPO.
Unrecognized Share-Based Compensation Cost
As of June 30, 2006, there was $13.3 million of unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately four years.

Note 3: INTANGIBLE ASSETS AND GOODWILL
          Definite-lived Intangibles
The Company has definite-lived intangible assets which consist primarily of transit and street furniture contracts and other contractual rights, all of which are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute to the Company’s future cash flows. Other definite-lived intangible assets are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at June 30, 2006 and December 31, 2005:

(In thousands)	June 30, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Transit, street furniture, and other contractual rights	$712,796	$470,752	$651,456	$408,017
Other	42,394	39,529	56,449	47,937

Total	$755,190	$510,281	$707,905	$455,954

Total amortization expense from definite-lived intangible assets for the six and three months ended June 30, 2006 and for the year ended December 31, 2005 was $42.0 million, $21.8 million and $89.3 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2007	$48,226
2008	24,721
2009	22,454
2010	16,984
2011	11,387
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
The carrying amount for billboard permits at June 30, 2006 and December 31, 2005 was $264.1 million and $207.9 million, respectively.

          Goodwill
The Company tests goodwill for impairment using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the six-month period ended June 30, 2006:

(In thousands)	Americas	International	Total
Balance as of December 31, 2005	$405,275	$343,611	$748,886
Acquisitions	63,136	51,904	115,040
Dispositions	(57)	—	(57)
Foreign currency	401	28,862	29,263
Adjustments	109	317	426

Balance as of June 30, 2006	$468,864	$424,694	$893,558

Note 4: RECENT DEVELOPMENTS
          Acquisitions
During the six months ended June 30, 2006, the Company’s Americas segment acquired display faces for $20.9 million in cash, including assets acquired in the exchange of one of its Americas markets for assets located in a different market. In addition, the Company’s international segment paid $76.6 million, primarily related to the acquisition of an outdoor advertising business in the United Kingdom. Total assets acquired during the six months ended June 30, 2006 were $104.7 million, of which approximately $51.7 million was assigned to goodwill, substantially all of which is in our international segment and is not expected to be deductible for tax purposes.
          Disposition of Assets
During the first quarter of 2006, the Company exchanged assets in one of its Americas markets for assets located in a different market and recognized a gain of $15.1 million in “Gain (loss) on disposition of assets – net.”
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
Note 5: RESTRUCTURING
In the third quarter of 2005, the Company restructured its operations in France. As a result, the Company recorded $26.6 million in restructuring costs as a component of selling, general and administrative expenses; $22.5 million was related to severance costs and $4.1 million was related to other costs. During the six months ended June 30, 2006, $0.7 million was paid and charged to the restructuring reserve related to other costs. As of June 30, 2006, the accrual balance was $22.0 million. The remaining accrual will be paid over the next four years.

In addition to the France restructuring, the Company has a restructuring liability related to Clear Channel Communications’ merger with Ackerley in June 2002. At June 30, 2006, the accrual balance for this restructuring was $1.5 million. The remaining restructuring accrual is comprised solely of lease termination, which will be paid over the next five years.
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
Note 7: RELATED PARTY TRANSACTIONS
The Company records net amounts due to or from Clear Channel Communications as “Due from Clear Channel Communications” or “Due to Clear Channel Communications” on the consolidated balance sheets. Subsequent to the IPO, the account accrues interest pursuant to the Master Agreement and is generally payable on demand. Included in the account is the net activity resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, the Company maintains collection bank accounts swept daily by Clear Channel Communications. In return, Clear Channel Communications funds the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment. At June 30, 2006, the balance of $53.7 million was a liability recorded in “Due to Clear Channel Communications” on the consolidated balance sheet. At December 31, 2005, the balance of $0.1 million was an asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet. The increase in the net amount due to Clear Channel Communications during the six months ended June 30, 2006 was a result of Clear Channel Communications funding a portion of the Company’s debt payments and certain acquisitions. The net interest income for the six and three months ended June 30, 2006 was $1.2 million and $0.9 million, respectively.
On August 2, 2005, the Company distributed a note in the original principal amount of $2.5 billion to Clear Channel Communications as a dividend. This note matures on August 2, 2010 and accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. At June 30, 2006, the interest rate on the $2.5 billion intercompany note was 6.2%.
The Company provides advertising space on its billboards for radio stations owned by Clear Channel Communications. For the six months ended June 30, 2006 and 2005, the Company recorded $5.0 million and $5.4 million, respectively, in revenue for these advertisements. For the three months ended June 30, 2006 and 2005, the Company recorded $3.2 million and $3.2 million, respectively, in revenue for these advertisements.
Under the corporate services agreement entered into between Clear Channel Communications and the Company at the IPO, Clear Channel Communications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services. These services are charged to the Company based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For the six months ended June 30, 2006 and 2005, the Company recorded $10.6 million and $7.8 million, respectively, as a component of corporate expenses for these services. For the three months ended June 30, 2006 and 2005, the Company recorded $4.9 million and $4.0 million, respectively, as a component of corporate expenses for these services.
Pursuant to the tax matters agreement entered into between Clear Channel Communications and the Company at the IPO, the operations of the Company are included in a consolidated federal income tax return filed by Clear Channel Communications. The Company’s provision for income taxes has been computed on the basis that the Company files separate consolidated income tax returns with its subsidiaries. Tax payments are made to Clear Channel Communications on the basis of the Company’s separate taxable income. Tax benefits recognized on the Company’s employee stock options exercises are retained by the Company.

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

			Corporate
			expenses and
(In thousands)			gain (loss) on
			disposition of	Consolidated/
	Americas	International	assets — net	Combined
Six months ended June 30, 2006
Revenue	$609,349	$737,423	$—	$1,346,772
Direct operating expenses	248,933	437,290	—	686,223
Selling, general and administrative expenses	98,817	168,149	—	266,966
Depreciation and amortization	83,485	113,662	—	197,147
Corporate expenses	—	—	28,705	28,705
Gain (loss) on disposition of assets — net	—	—	22,441	22,441

Operating income (loss)	$178,114	$18,322	$(6,264)	$190,172

Identifiable assets	$2,629,819	$2,337,087	$209,131	$5,176,037
Capital expenditures	$31,536	$73,808	$—	$105,344

Three months ended June 30, 2006
Revenue	$335,247	$413,156	$—	$748,403
Direct operating expenses	128,922	228,675	—	357,597
Selling, general and administrative expenses	50,623	85,538	—	136,161
Depreciation and amortization	41,253	59,574	—	100,827
Corporate expenses	—	—	14,120	14,120
Gain (loss) on disposition of assets — net	—	—	(315)	(315)

Operating income (loss)	$114,449	$39,369	$(14,435)	$139,383

Six months ended June 30, 2005
Revenue	$568,944	$694,524	$—	$1,263,468
Direct operating expenses	237,223	421,537	—	658,760
Selling, general and administrative expenses	91,151	165,762	—	256,913
Depreciation and amortization	86,091	108,737	—	194,828
Corporate expenses	—	—	26,398	26,398
Gain (loss) on disposition of assets — net	—	—	1,871	1,871

Operating income (loss)	$154,479	$(1,512)	$(24,527)	$128,440

Identifiable assets	$2,506,253	$2,012,448	$573,667	$5,092,368
Capital expenditures	$33,281	$44,602	$—	$77,883

Three months ended June 30, 2005
Revenue	$315,094	$369,415	$—	$684,509
Direct operating expenses	120,396	212,310	—	332,706
Selling, general and administrative expenses	46,226	81,090	—	127,316
Depreciation and amortization	42,988	53,574	—	96,562
Corporate expenses	—	—	13,423	13,423
Gain (loss) on disposition of assets — net	—	—	290	290

Operating income (loss)	$105,484	$22,441	$(13,133)	$114,792

Revenue of $39.8 million and $29.3 million derived from the Company’s operations in Latin American and Canada are included in the Americas data above for the six months ended June 30, 2006 and 2005, respectively. Revenue of $22.1 million and $16.6 million derived from the Company’s operations in Latin America and Canada are included in the Americas data above for the three months ended June 30, 2006 and 2005, respectively. Identifiable assets of $213.9 million and $187.7 million derived from the Company’s operations in Latin America and Canada are included in the Americas data above for the six months ended June 30, 2006 and 2005, respectively.
Note 9: SUBSEQUENT EVENTS
The Company completed the acquisition of Interspace Airport Advertising on July 1, 2006, by issuing 4,250,000 shares of the Company’s Class A common stock and the payment of approximately $81.3 million. The Company placed the $81.3 million in an escrow account as a condition precedent to the closing of the transaction and has recorded it as restricted cash on its consolidated balance sheet at June 30, 2006. Interspace’s 2005 revenues and operating expenses (excluding depreciation and amortization) were approximately $45.8 million and $32.5 million, respectively.

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
Description of Business
          Our revenues are derived from selling advertising space on displays owned or operated, consisting primarily of billboards, street furniture displays and transit displays. We own the majority of our advertising displays, which typically are located on sites that we either lease or own or for which we have acquired permanent easements. Our advertising contracts with clients typically outline the number of displays reserved, the duration of the advertising campaign and the unit price per display. The margins on our billboard contracts tend to be higher than for our other displays.
          Our advertising rates are generally based on the gross rating points, or total number of impressions delivered, expressed as a percentage of a market population, of a display or group of displays. The number of impressions delivered by a display is measured by the number of people passing the site during a defined period of time and, in some international markets, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic. Management typically monitors our business by reviewing the average rates, average revenues per display, occupancy and inventory levels of each of our display types by market. In addition, because a significant portion of our advertising operations are conducted in foreign markets, principally France and the United Kingdom, management reviews the operating results from our foreign operations on a constant dollar basis. A constant dollar basis allows for comparison of operations independent of foreign exchange movements. Because revenue-sharing and minimum guaranteed payment arrangements are more prevalent in our international operations, the margins in our international operations are typically less than the margins in our Americas operations.
          The significant expenses associated with our operations include (i) direct production, maintenance and installation expenses, (ii) site lease expenses for land under our displays and (iii) revenue-sharing or minimum guaranteed amounts payable under our billboard, street furniture and transit display contracts. Our direct production, maintenance and installation expenses include costs for printing, transporting and changing the advertising copy on our displays, the related labor costs, the vinyl and paper costs and the costs for cleaning and maintaining our displays. Vinyl and paper costs vary according to the complexity of the advertising copy and the quantity of displays. Our site lease expenses include lease payments for use of the land under our displays, as well as any revenue-sharing arrangements we may have with the landlords. The terms of our Americas site leases generally range from 1 to 20 years. The terms of our international site leases generally range from 3 to 15 years, but vary across our networks.
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
          Under the Corporate Services Agreement, Clear Channel Communications allocates to us our share of costs for services provided on our behalf based on actual direct costs incurred by Clear Channel Communications or an estimate of Clear Channel Communications’ expenses incurred on our behalf. For the three months ended June 30, 2006 and 2005, we recorded approximately $4.9 million and $4.0 million, respectively, as a component of corporate expenses for these services. For the six months ended June 30, 2006 and 2005, we recorded approximately $10.6 million and $7.8 million, respectively, as a component of corporate expenses for these services.

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
Share-Based Payments
          We adopted FAS 123(R), Share-Based Payment, on January 1, 2006, under the modified-prospective approach which requires us to recognize share-based payments in the same line items as cash compensation in the 2006 financial statements for all options granted after the date of adoption as well as for any options that were unvested at adoption. Under the modified-prospective approach, no stock option expense attributable to these options is reflected in the financial statements for 2005. The amounts recorded as share-based payments in the financial statements prior to adopting FAS 123(R) related to the expense associated with restricted stock awards. As a result of adoption, we recognized $2.1 million, $0.8 million and $0.05 million of share-based payments in direct operating, SG&A and corporate expenses, respectively, during the six months ended June 30, 2006. As of June 30, 2006, there was $13.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately four years.
          The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility on the Company’s stock, and other factors. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise and employees terminations within the valuation model. The risk free rate for periods equal to the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
RESULTS OF OPERATIONS
Consolidated and Combined Results of Operations
          The comparison of the Three and Six Months Ended June 30, 2006 to the Three and Six Months Ended June 30, 2005 is as follows:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2006	2005	Change	2006	2005	Change
Revenue	$748,403	$684,509	9%	$1,346,772	$1,263,468	7%
Operating expenses:
Direct operating expenses	357,597	332,706	7%	686,223	658,760	4%
Selling, general and administrative expenses	136,161	127,316	7%	266,966	256,913	4%
Depreciation and amortization	100,827	96,562	4%	197,147	194,828	1%
Corporate expenses	14,120	13,423	5%	28,705	26,398	9%
Gain (loss) on disposition of assets — net	(315)	290		22,441	1,871

Operating income	139,383	114,792	21%	190,172	128,440	48%
Interest expense (including interest on debt with Clear Channel Communications)	41,692	39,637		81,746	79,295
Equity in earnings of nonconsolidated affiliates	2,421	5,602		3,799	5,947
Other income (expense) — net	1,634	(1,129)		1,200	(3,971)

Income before income taxes and minority interest	101,746	79,628		113,425	51,121
Income tax (expense) benefit:
Current	(32,677)	(61,256)		(14,202)	(46,745)
Deferred	(12,091)	2,825		(35,705)	11,879

Income tax (expense) benefit:	(44,768)	(58,431)		(49,907)	(34,866)
Minority interest income (expense), net of tax	(8,931)	(3,685)		(7,338)	(4,635)

Net income	$48,047	$17,512		$56,180	$11,620

Revenue
          Three Months
          Consolidated revenue increased $63.9 million for the second quarter of 2006 compared to the second quarter of 2005. Our international segment contributed $43.7 million attributable to $29.5 million from the consolidation of Clear Media, a Chinese outdoor advertising company, as well as increased street furniture revenues. We acquired a controlling majority in Clear Media during the third quarter of 2005 and began consolidating its results. Our Americas segment’s revenue increased $20.2 million from increased bulletin revenues as a result of increased rates and increased airport revenues as a result of increased national advertising.
          Six Months
          Consolidated revenue increased $83.3 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Our international segment contributed $42.9 million from approximately $44.9 million related to our consolidation of Clear Media and increased street furniture revenues, partially offset by a revenue decline of $31.8 million from foreign exchange fluctuations. Our Americas segment revenue increased $40.4 million from an increase in bulletin revenues as a result of increased rates and increased airport revenues as a result of increased national advertising.
Direct Operating Expenses
          Three Months
          Direct operating expenses increased $24.9 million during the second quarter of 2006 compared to the second quarter of 2005. Direct operating expenses increased $16.4 million in our international segment from increased site lease expenses as well as $9.6 million from our consolidation of Clear Media. Our Americas segment contributed $8.5 million principally from a $5.1 million increase in site lease expenses. Share-based payments included in direct operating expenses associated with the adoption of FAS 123(R) were $1.1 million for the second quarter of 2006.
          Six Months
          Direct operating expenses increased $27.5 million for the six months ended June 30, 2006 compared to the same period of 2005. Our international segment contributed $15.8 million principally from $18.0 million related to our consolidation of Clear Media and an increase in site lease expenses, partially offset by a decline of $19.5 million related to movements in foreign exchange. Our Americas segment direct operating expenses increased $11.7 million primarily from an increase in site lease expenses of $6.9 million. Share-based payments included in direct operating expenses associated with the adoption of FAS 123(R) were $2.1 million for the six months ended June 30, 2006.
Selling, General and Administrative Expenses (SG&A)
          Three Months
          SG&A increased $8.9 million during the second quarter of 2006 compared to the same period of 2005. Our Americas SG&A increased $4.4 million which included a $2.1 million increase in bonus and commission expenses associated with the increase in revenues. Our international segment’s SG&A increased $4.4 million mostly from our consolidation of Clear Media. Share-based payments included in SG&A associated with the adoption of FAS 123(R) were $0.4 million during the second quarter of 2006.
          Six Months
          SG&A increased $10.1 million for the six months ended June 30, 2006 compared to the same period of 2005. SG&A increased $7.7 million in our Americas segment principally related to a $5.0 million increase in bonus and commission expenses associated with the increase in revenues. Our international segment’s SG&A increased $2.4 million from $9.5 million related to our consolidation of Clear Media, partially offset by a decline of $7.5 million from movements in foreign exchange. Share-based payments included in SG&A associated with the adoption of FAS 123(R) were $0.8 million for the six months ended June 30, 2006.
Depreciation and Amortization
          Depreciation and amortization increased $4.3 million and $2.3 million during the three and six months ended June 30, 2006 as compared to the same periods of 2005. The increase is primarily due to our consolidation of Clear Media.
Corporate Expenses
          Corporate expenses increased $0.7 million and $2.3 million during the three and six months ended June 30, 2006 as compared to the same periods of 2005. The increase was the result of additional outside professional services primarily from costs related to the first two full quarters as a public Company.

Gain (Loss) on Disposition of Assets — Net
          The gain (loss) on disposition of assets – net for the six months ended June 30, 2006 increased $20.6 million as compared to the same period of 2005. The increase is primarily related to $15.1 million gain in our Americas segment from the exchange of assets in one of our markets for the assets of a third party located in a different market during the first quarter of 2006.
Interest Expense (Including Interest on Debt with Clear Channel Communications)
          Interest expense increased $2.1 million and $2.5 million during the three and six months ended June 30, 2006 as compared to the same periods of 2005 primarily from the $2.5 billion intercompany note with Clear Channel Communications issued on August 2, 2005. The note accrues interest at a variable per annum rate based on the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. The interest rate as of June 30, 2006, was 6.2%.
          At June 30, 2005, we had in place two fixed principal and interest rate notes. The first note, in the original principal amount of $1.4 billion, accrued interest at a per annum rate of 10%. The second note, in the original principal amount of $73.0 million, accrued interest at a per annum rate of 9%. We used all of the net proceeds of the IPO, along with our balance in the “Due from Clear Channel Communications” account, to repay a portion of the outstanding balances of the $1.4 billion and $73.0 million intercompany notes. The remaining balance of $393.7 million was otherwise capitalized by Clear Channel Communications.
Other Income (Expense) — Net
          Other income (expense) – net was income of $1.6 million during the second quarter of 2006, an increase of $2.8 million over the expense of $1.1 million recorded during the same period of 2005. Other income (expense) – net was income of $1.2 million in the first half of 2006, an increase of $5.2 million compared to an expense of $4.0 million for the same period of 2005. During the three and six months ended June 30, 2005, we recorded $3.1 million and $6.3 million in royalty fees which represent payments to Clear Channel Communications for our use of certain trademarks and licenses. The royalty fee was discontinued as of January 1, 2006.
Income Taxes
          Our operations are included in a consolidated income tax return filed by Clear Channel Communications. However, for our financial statements, our provision for income taxes was computed on the basis that we file separate consolidated income tax returns with our subsidiaries.
          Current tax expense for the three and six months ended June 30, 2006 decreased $28.6 million and $32.5 million, respectively, as compared to the same periods of 2005. The decrease is primarily due to a current tax benefit of approximately $21.9 million recorded in the first half of 2006 related to the filing of an amended tax return and the exchange of certain operating assets in the period. In addition, current tax expense decreased due to additional expense being recorded in the first half of 2005 in our international operations for changes in tax laws in various countries in which we operate.
          Deferred tax expense for the three and six months ended June 30, 2006 increased $14.9 million and $47.6 million, respectively, over the same periods of 2005. The increase was primarily due to deferred tax expense of approximately $21.9 million being recorded in the first half of 2006 related to the filing of an amended tax return and the exchange of certain operating assets in the period. In addition, there was an increase in deferred tax expense related to the uncertainty of our ability to utilize certain tax losses in the future for certain international operations as well as additional deferred tax benefits recorded during the first half of 2005 in our international operations for changes in tax laws in various countries in which we operate.
Minority Interest Income (Expense), Net of Tax
          Minority interest expense increased $5.2 million and $2.7 million for the three and six months ended June 30, 2006, respectively, as compared to the same periods of 2005 principally as a result of consolidation of Clear Media following our acquisition of a controlling majority interest in the third quarter of 2005.

Americas Results of Operations

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In thousands)	2006	2005	Change	2006	2005	Change
Revenue	$335,247	$315,094	6%	$609,349	$568,944	7%
Direct operating expenses	128,922	120,396	7%	248,933	237,223	5%
Selling, general and administrative expenses	50,623	46,226	10%	98,817	91,151	8%
Depreciation and amortization	41,253	42,988	(4%)	83,485	86,091	(3%)

Operating income	$114,449	$105,484	8%	$178,114	$154,479	15%

Three Months
          Our Americas revenue increased 6% during the second quarter of 2006 as compared to the second quarter of 2005 primarily attributable to increases from our bulletin and airport revenue, while poster revenue remained essentially unchanged. The increase in airport revenue was primarily a result of increased national advertising. The increase in bulletin revenue was driven by increased rates over the second quarter of 2005. Strong market revenue growth during the quarter included Albuquerque, Dallas, Orlando, Phoenix, Sacramento, San Antonio, Tampa, Tucson and Latin America. Strong advertising client categories included business and consumer services, entertainment and automotive.
          Direct operating expenses increased $8.5 million in the second quarter of 2006 over the second quarter of 2005. The increase was driven by an increase in site lease expenses of approximately $5.1 million primarily related to revenue-sharing on our airport inventory associated with the increase in airport revenue. Share-based payments were $0.9 million related to the adoption of FAS 123(R). SG&A expenses increased $4.4 million primarily from a $2.1 million increase in bonus and commission expenses associated with the increase in revenue. Share-based payments were $0.3 million related to the adoption of FAS 123(R).
Six Months
          Our Americas revenue increased 7% during the six months ended June 30, 2006 as compared to the same period of 2005 primarily attributable to bulletin and airport revenues driven by an increases in average rates. Strong market revenue growth during the first six months of 2006 included Dallas, San Antonio and Phoenix.
          Direct operating expenses increased $11.7 million in the six months ended June 30, 2006 over the same period of 2005 primarily from an increase in site lease expenses of approximately $6.9 million as well as $1.7 million related to the adoption of FAS 123(R). Our SG&A expenses increased $7.7 million in the first six months of 2006 over the same period of 2005 primarily from an increase in bonus and commission expenses of $5.0 million related to the increase in revenue, and $0.6 million of share-based payments related to the adoption of FAS 123(R).
International Results of Operations

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In thousands)	2006	2005	Change	2006	2005	Change
Revenue	$413,156	$369,415	12%	$737,423	$694,524	6%
Direct operating expenses	228,675	212,310	8%	437,290	421,537	4%
Selling, general and administrative expenses	85,538	81,090	5%	168,149	165,762	1%
Depreciation and amortization	59,574	53,574	11%	113,662	108,737	5%

Operating income (loss)	$39,369	$22,441	75%	$18,322	$(1,512)	N.A.

Three Months
          Revenues from our international operations increased 12% in the second quarter of 2006 as compared to the second quarter of 2005 primarily from $29.5 million related to the consolidation of Clear Media and an increase in street furniture revenue. The increase in street furniture revenue was primarily a result of an increase in revenue per display. Street furniture revenue was the driver of the revenue increase in France, while revenue was down in the United Kingdom from a decline in billboard revenue. Strong markets for the second quarter of 2006 as compared to the second quarter of 2005 were France, Italy and Turkey. Strong advertising client categories during the second quarter of 2006 were retail, food and automotive.
          Direct operating expenses increased $16.4 million over the second quarter of 2005. The Company’s expenses increased primarily from $9.6 million from our consolidation of Clear Media as well as increased site lease expenses. Also included in the increase was $0.2 million related to the adoption of FAS 123(R). SG&A increased $4.4 million primarily from $5.0 million related to our consolidation of Clear Media and $0.1 million related to the adoption of FAS 123(R), partially offset by a decline in sales expenses.
Six Months
          Revenue in our international segment increased 6% in the first six months of 2006 compared to the same period of 2005. The increase includes approximately $44.9 million related to our consolidation of Clear Media. Strong markets for the first half of 2006 as compared to the first half of 2005 were France, Italy and Turkey. Also contributing to the increase was growth in street furniture revenues primarily as a result of increased revenue per display during the six months ended June 30, 2006 compared to the same period of 2005. These increases were partially offset by a decline of approximately $31.8 million related to movements in foreign exchange for the first six months of 2006 compared to the same period of 2005.
          Direct operating expenses increased $15.8 million during the six months ended June 30, 2006 as compared to the same period of 2005. The increase was primarily attributable to $18.0 million related to our consolidation of Clear Media and an increase in site lease expenses. Also included in the increase was $0.4 million related to the adoption of FAS 123(R). Direct operating expenses declined approximately $19.5 million for the six months ended June 30, 2006 compared to the same period of 2005 related to movements in foreign exchange. Our SG&A expenses increased $2.4 million primarily attributable to $9.5 million related to our consolidation of Clear Media and $0.2 million in share-based payments, partially offset by a decline of $7.5 million from movements in foreign exchange and sales expenses.
Reconciliation of Segment Operating Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2006	2005	2006	2005
Americas	$114,449	$105,484	$178,114	$154,479
International	39,369	22,441	18,322	(1,512)
Corporate expenses	(14,120)	(13,423)	(28,705)	(26,398)
Gain (loss)on disposition of assets — net	(315)	290	22,441	1,871

Consolidated and combined operating income	$139,383	$114,792	$190,172	$128,440

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     Operating Activities:
          Net cash provided by operating activities of $230.0 million for the six months ended June 30, 2006 principally reflects net income of $56.2 million, depreciation and amortization of $197.1 million, and deferred income tax expense of $35.7 million. Net cash flow from operating activities is partially offset by a negative change in working capital of approximately $46.5 million. Net cash provided by operating activities of $167.3 million for the six months ended June 30, 2005 principally reflects depreciation and amortization of $194.8 million and net income of $11.6 million, partially offset by deferred income tax expense of $11.9 million and a negative change in working capital of approximately $22.8 million.
     Investing Activities:
          Net cash used in investing activities of $318.0 million for the six months ended June 30, 2006 principally reflects capital expenditures of $105.3 million related to purchases of property, plant and equipment. Net cash used in investing activities also includes an increase in restricted cash of $81.3 million, which was placed in escrow, related to our acquisition of Interspace Airport Advertising. Cash used for the acquisition of operating assets of $97.5 million primarily relates to the acquisition of an outdoor advertising business in the United Kingdom. Net cash used in investing activities of $148.2 million for the six months ended June 30, 2005 principally reflects capital expenditures of $77.9 million related to purchases of property, plant and equipment and $54.2 million related to acquisitions of operating assets.
     Financing Activities:
          Net cash provided by financing activities of $82.6 million for the six months ended June 30, 2006 principally relates to a net transfer of cash from Clear Channel Communications of $53.9 million and a net increase in debt and credit facilities of $29.4 million. The net transfer of cash from Clear Channel Communications increased in the six months ended June 30, 2006 primarily related to

Clear Channel Communications funding a portion of our debt payments, certain acquisitions and the escrow account for the acquisition of Interspace Airport Advertising. Net cash provided by financing activities of $1.0 million for the six months ended June 30, 2005 reflects a net increase in debt and credit facilities of $17.9 million, partially offset by a net transfer of cash to Clear Channel Communications of $16.9 million.
SOURCES OF CAPITAL
As of June 30, 2006 and December 31, 2005 we had the following debt outstanding:

	June 30,	December 31,
(In millions)	2006	2005
Bank credit facility	$78.7	$15.0
Debt with Clear Channel Communications	2,500.0	2,500.0
Other borrowings	180.6	212.8
Due to Clear Channel Communications	53.7	—

Total debt	2,813.0	2,727.8
Less: Cash and cash equivalents	108.0	108.6
Less: Due from Clear Channel Communications	—	0.1

	$2,705.0	$2,619.1

Credit Facility
          In addition to cash flows from operations, another source of our liquidity is through borrowings under a $150.0 million sub-limit included in Clear Channel Communications’ five-year, multicurrency $1.75 billion revolving credit facility. Certain of our international subsidiaries may borrow under the sub-limit to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. The interest rate on outstanding balances under the credit facility is based upon LIBOR or, for Euro denominated borrowings, EURIBOR, plus, in each case, a margin. At June 30, 2006, the outstanding balance on the sub-limit was approximately $78.7 million, and approximately $71.3 million was available for future borrowings, with the entire balance to be paid on July 12, 2009. At June 30, 2006, the interest rate on borrowings under this credit facility ranged from 5.1% to 5.6%. As of August 10, 2006, the outstanding balance on the sub-limit was $53.9 million and $96.1 million was available for future borrowings.
Debt With Clear Channel Communications
          We have an account that represents net amounts due to or from Clear Channel Communications, which is recorded as “Due from Clear Channel Communications” or “Due to Clear Channel Communications” on the consolidated balance sheets. Subsequent to the IPO, the account accrues interest pursuant to the Master Agreement and is generally payable on demand. Included in the account is the net activity resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, we maintain collection bank accounts swept daily by Clear Channel Communications. In return, Clear Channel Communications funds our controlled disbursement accounts as checks or electronic payments are presented for payment. At June 30, 2006, the balance of $53.7 million was a liability recorded in “Due to Clear Channel Communications” on the consolidated balance sheet. At December 31, 2005, the balance of $0.1 million was an asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet. The increase in the net amount due to Clear Channel Communications during the six months ended June 30, 2006 was a result of Clear Channel Communications funding a portion of our debt payments and certain acquisitions. The net interest income for the three and six months ended June 30, 2006 was $0.9 million and $1.2 million, respectively.
          On August 2, 2005, we distributed a note in the original principal amount of $2.5 billion to Clear Channel Communications as a dividend. This note matures on August 2, 2010 and may be prepaid in whole at any time, or in part from time to time. The note accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. This note is mandatorily payable upon a change of control of us and, subject to certain exceptions, all proceeds from debt or equity raised by us must be used to prepay such note. At June 30, 2006, the interest rate on the $2.5 billion intercompany note was 6.2%.
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
          The significant covenants contained in the Clear Channel Communications $1.75 billion revolving credit facility relate to leverage and interest coverage (as defined in the credit facility). The leverage ratio covenant requires Clear Channel Communications to maintain a ratio of consolidated funded indebtedness to operating cash flow (as defined by the credit facility) of less than 5.25x. The interest coverage covenant requires Clear Channel Communications to maintain a minimum ratio of operating cash flow to interest expense (as defined by the credit facility) of 2.50x. At June 30, 2006, Clear Channel Communications’ leverage and interest coverage ratios were 3.7x and 4.7x, respectively.
          There are no significant covenants or events of default contained in the cash management note issued by Clear Channel Communications to us or the cash management note issued by us to Clear Channel Communications.
          At June 30, 2006, we and Clear Channel Communications were in compliance with all debt covenants. We expect to remain in compliance throughout 2006.
USES OF CAPITAL
Acquisitions
          During the six months ended June 30, 2006, our Americas segment acquired display faces for $20.9 million in cash, including assets acquired in the exchange of one of our Americas markets for assets located in a different market. In addition, our international segment paid $76.6 million, primarily related to the acquisition of an outdoor advertising business in the United Kingdom.
          We completed the acquisition of Interspace Airport Advertising on July 1, 2006, by issuing 4,250,000 shares of the Company’s Class A common stock and the payment of approximately $81.3 million. We placed the $81.3 million in an escrow account as a condition precedent to the closing of the transaction and recorded it as restricted cash on our consolidated balance sheet at June 30, 2006. Interspace’s 2005 revenues and operating expenses (excluding depreciation and amortization) were approximately $45.8 million and $32.5 million, respectively.
Capital Expenditures
          Capital expenditures were $105.3 million and $77.9 million in the six months ended June 30, 2006 and 2005, respectively.

	Six Months Ended June 30,
(In millions)	2006	2005
Non-revenue producing	$37.6	$33.6
Revenue producing	67.7	44.3

Total capital expenditures	$105.3	$77.9

Commitments, Contingencies and Guarantees
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
MARKET RISK
     Interest Rate Risk
          We had approximately $2.8 billion total debt outstanding as of June 30, 2006, substantially all of which was variable rate debt. Based on the amount of our floating-rate debt as of June 30, 2006, each 50 basis point increase or decrease in interest rates would increase or decrease our interest expense and cash outlay for the six months ended June 30, 2006 by approximately $6.8 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of June 30, 2006 with no subsequent change in rates for the remainder of the period.
     Foreign Currency
          We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies, except in the hyperinflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported net income of approximately $1.0 million for the six months ended June 30, 2006. We estimate a 10% change in the value of the U.S. dollar relative to foreign currencies would have changed our net income for the six months ended June 30, 2006 by approximately $0.1 million.
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
          In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings upon adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 on January 1, 2007 and are currently evaluating the impact FIN 48 will have on our financial position and results of operations.
     Critical Accounting Estimates
          Management believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Due to the implementation of FAS 123(R), we identified a new critical accounting policy related to share-based compensation, which is listed below. Our other critical accounting policies and estimates are disclosed in the Note A of our Annual Report on Form 10-K for the year ended December 31, 2005.

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
          A wide range of factors could materially affect future developments and performance, including:
•	the impact of general economic and political conditions in the U.S. and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;

•	the impact of the geopolitical environment;

•	our ability to integrate the operations of recently acquired companies;

•	shifts in population and other demographics;

•	industry conditions, including competition;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	changes in labor conditions;

•	fluctuations in exchange rates and currency values;

•	changes in capital expenditure requirements;

•	the outcome of pending and future litigation;

•	fluctuations in interest rates;

•	the effect of leverage on our financial position and earnings;

•	changes in tax rates;

•	access to capital markets and changes in credit ratings; and

•	certain other factors set forth in our SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2005.
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
          See Exhibit Index on Page 29

Signatures
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

August 14, 2006	/s/ Randall T. Mays

Randall T. Mays
Chief Financial Officer

August 14, 2006	/s/ Herbert W. Hill, Jr.

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