Form 10-Q
period 2006-09-30
Clear Channel Outdoor Holdings, Inc.
filed 2006-11-13
CIK 1334978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Indicate the number of shares outstanding of each class of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2006

Class A Common Stock, $.01 par value	39,486,517
Class B Common Stock, $.01 par value	315,000,000

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

PART I
Item 1. UNAUDITED FINANCIAL STATEMENTS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$104,657	$108,644
Accounts receivable, less allowance of $23,289 at September 30, 2006 and $21,699 at December 31, 2005	715,681	689,007
Due from Clear Channel Communications	—	131
Prepaid expenses	90,091	70,459
Other current assets	203,338	181,939

Total Current Assets	1,113,767	1,050,180

Property, Plant and Equipment
Land, buildings and improvements	335,197	313,011
Structures	3,490,365	3,327,326
Furniture and other equipment	235,632	231,758
Construction in progress	57,874	43,012

	4,119,068	3,915,107
Less accumulated depreciation	1,961,663	1,761,679

	2,157,405	2,153,428
Intangible Assets
Definite-lived intangibles, net	290,758	251,951
Indefinite-lived intangibles – permits	257,516	207,921
Goodwill	1,016,744	748,886

Other Assets
Notes receivable	6,150	5,452
Investments in, and advances to, nonconsolidated affiliates	93,630	98,975
Deferred tax asset	193,816	239,947
Other assets	92,917	161,605

Total Assets	$5,222,703	$4,918,345

See Notes to Consolidated and Combined Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Current Liabilities
Accounts payable	$98,530	$213,021
Accrued expenses	477,966	337,441
Due to Clear Channel Communications	49,933	—
Accrued interest	4,380	2,496
Accrued income taxes	7,605	16,812
Deferred income	116,660	83,196
Current portion of long-term debt	77,723	140,846
Deferred tax liabilities	3,186	—

Total Current Liabilities	835,983	793,812

Long-term debt	105,268	86,940
Debt with Clear Channel Communications	2,500,000	2,500,000
Other long-term liabilities	165,023	160,879

Minority interest	171,515	167,277
Commitment and contingent liabilities (Note 6)

Shareholders’ Equity
Class A common stock	395	352
Class B common stock	3,150	3,150
Additional paid-in capital	1,275,726	1,183,258
Retained earnings	108,218	20,205
Accumulated other comprehensive income	57,425	2,472

Total Shareholders’ Equity	1,444,914	1,209,437

Total Liabilities and Shareholders’ Equity	$5,222,703	$4,918,345

See Notes to Consolidated and Combined Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$2,067,026	$1,931,471	$720,254	$668,003
Operating expenses:
Direct operating expenses (includes share-based payments of $3,279, $512, $1,081 and $334 for the nine and three months ended September 30, 2006 and 2005, respectively, and excludes depreciation and amortization)	1,053,843	988,448	367,620	329,688
Selling, general and administrative expenses (includes share-based payments of $1,275 $0, $420 and $0 for the nine and three months ended September 30, 2006 and 2005, respectively, and excludes depreciation and amortization)	401,603	410,075	134,637	153,162
Depreciation and amortization	299,270	290,233	102,123	95,405
Corporate expenses (includes share-based payments of $67, $0, $22 and $0 for the nine and three months ended September 30, 2006 and 2005, respectively, and excludes depreciation and amortization)	43,830	39,397	15,125	12,999
Gain (loss) on the disposition of assets – net	21,607	2,914	(834)	1,043

Operating income	290,087	206,232	99,915	77,792
Interest expense on debt with Clear Channel Communications	114,101	133,093	39,538	60,265
Interest expense	11,244	9,874	4,061	3,407
Equity in earnings of nonconsolidated affiliates	5,622	9,908	1,823	3,961
Other income (expense) – net	1,667	(9,719)	467	(5,748)

Income before income taxes and minority interest	172,031	63,454	58,606	12,333
Income tax (expense) benefit:
Current	(28,578)	(37,767)	(14,376)	8,978
Deferred	(47,975)	6,023	(12,270)	(5,856)

Income tax (expense) benefit:	(76,553)	(31,744)	(26,646)	3,122
Minority interest income (expense), net of tax	(7,465)	(10,548)	(127)	(5,913)

Net income	88,013	21,162	31,833	9,542
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	54,953	(162,466)	(6,655)	878

Comprehensive income (loss)	$142,966	$(141,304)	$25,178	$10,420

Net income per common share:
Basic	$.25	$.07	$.09	$.03
Diluted	$.25	$.07	$.09	$.03
See Notes to Consolidated and Combined Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$88,013	$21,162

Reconciling items:
Depreciation and amortization	299,270	290,233
Deferred taxes	47,975	(6,023)
(Gain) loss on sale of operating and fixed assets	(21,607)	(2,914)
Other reconciling items, net	(288)	(886)
Changes in operating assets and liabilities, net of effects of acquisitions	(26,918)	35,065

Net cash provided by operating activities	386,445	336,637

Cash flows from investing activities:
Decrease (increase) in notes receivable, net	(699)	51
Decrease (increase) in investments in, and advances to nonconsolidated affiliates – net	2,776	1,114
Purchases of property, plant and equipment	(163,980)	(130,484)
Proceeds from disposal of assets	11,342	9,593
Acquisition of operating assets, net of cash acquired	(200,654)	(43,737)
Decrease (increase) in other – net	(31,731)	(59,726)

Net cash used in investing activities	(382,946)	(223,189)

Cash flows from financing activities:
Draws on credit facilities	72,898	58,206
Payments on credit facilities	(49,437)	(21,424)
Proceeds from long-term debt	31,693	—
Payments on long-term debt	(111,231)	(25,416)
Net transfers (to) from Clear Channel Communications	50,076	(59,520)
Proceeds from exercise of stock options	101	—

Net cash used in financing activities	(5,900)	(48,154)

Effect of exchange rate changes on cash	(1,586)	(11,566)

Net (decrease) increase in cash and cash equivalents	(3,987)	53,728

Cash and cash equivalents at beginning of period	108,644	37,948

Cash and cash equivalents at end of period	$104,657	$91,676

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
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 requires that entities recognize in their financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings upon adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on January 1, 2007 and is currently evaluating the impact FIN 48 will have on its financial position and results of operations.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Statement 157 does not expand the use of fair value in any new circumstances. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt Statement 157 on January 1, 2008 and anticipates that adoption will not materially impact its financial position or results of operations.
In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“Statement 158”). Statement 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The portions of Statement 158 that apply to the Company are effective as of the end of the fiscal year ending after December 15, 2006. The Company will adopt Statement 158 as of December 31, 2006 and anticipates that adoption will not materially impact its financial position or results of operations.
Note 2: SHARE-BASED PAYMENTS
The Company has granted options to purchase shares of its Class A common stock to employees and directors of the Company and its affiliates under its incentive stock plan typically at no less than the fair value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates. These options generally vest over five years. The incentive stock plan contains anti-dilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization.
The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“Statement 123(R)”), on January 1, 2006, using the modified-prospective-transition method. The fair value of the options is estimated using a Black-Scholes option-pricing model and amortized straight-line to expense over five years. Prior to January 1, 2006, the Company accounted for its share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Under that method, when options are granted with a strike price equal to or greater than the market price on the date of issuance, there is no impact on earnings either on the date of grant or thereafter, absent certain modifications to the options. The amounts recorded as share-based payments prior to adopting Statement 123(R) related to the expense associated with restricted stock awards. Under the modified-prospective-transition method, compensation cost recognized beginning in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.
As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes and minority interest for the nine and three months ended September 30, 2006, was $3.4 million and $1.1 million lower, respectively, and net income for the nine and three months ended September 30, 2006, was $1.9 million and $0.6 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the nine months ended September 30, 2006 were $0.01 and $0.01 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended September 30, 2006 remained unchanged even if the Company had continued to account for share-based compensation under APB 25.
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

Pro forma net income and earnings per share, assuming the Company and Clear Channel Communications accounted for all employee stock options using the fair value method and amortized such to expense over the options’ vesting period is as follows:

	Nine Months	Three Months
	Ended	Ended
(In thousands, except per share data)	September 30, 2005	September 30, 2005
Net income:
Reported	$21,162	$9,542
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	163	106
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,758	351

Pro Forma	$19,567	$9,297

Net income per common share:
Basic:
Reported	$.07	$.03
Pro Forma	$.06	$.03
Diluted:
Reported	$.07	$.03
Pro Forma	$.06	$.03
The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility on the Company’s stock, and other factors. The expected life is based on historical data of options granted and represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Prior to the adoption of Statement 123(R), the Company recognized forfeitures as they occurred in its Statement 123 pro forma disclosures. Beginning January 1, 2006, the Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option.
The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the nine months ended September 30, 2006:

Expected volatility	27%
Expected life in years	5.0 – 7.5
Risk-free interest rate	4.58% – 5.08%
Dividend yield	0%
The following table presents a summary of the Company’s stock options outstanding at and stock option activity during the nine months ended September 30, 2006 (“Price” reflects the weighted average exercise price per share):

			Weighted Average
			Remaining	Aggregate Intrinsic
(In thousands, except per share data)	Options	Price	Contractual Term	Value
Outstanding, beginning of year	8,509	$24.05
Granted	177	19.85
Exercised	(6)	20.42
Forfeited	(276)	22.59
Expired	(510)	32.37

Outstanding, September 30	7,894	23.43	4.5 years	$8,262

Exercisable, September 30	3,064		2.3 years	$174
Weighted average fair value per option granted	$6.55

A summary of the Company’s nonvested options at December 31, 2005, and changes during the nine months ended September 30, 2006, is presented below:

		Weighted Average
		Grant Date
(In thousands, except per share data)	Options	Fair Value
Nonvested, beginning of year	5,634	$4.56
Granted	177	6.55
Vested	(705)	.91
Forfeited	(276)	4.01

Nonvested, September 30	4,830	5.21

There were 33.9 million shares available for future grants under the Company’s option plan at September 30, 2006. Vesting dates range from April 2004 to April 2011, and expiration dates range from November 2006 to April 2016 at exercise prices and average contractual lives as follows:

		Weighted
		Average	Weighted		Weighted
(In thousands of shares)	Outstanding	Remaining	Average	Exercisable	Average
	as of	Contractual	Exercise	as of	Exercise
Range of Exercise Prices	9/30/06	Life	Price	9/30/06	Price
$15.01 — $20.00	3,408	6.5	$17.98	57	$17.35
20.01 — 25.00	1,097	4.2	21.08	229	21.57
25.01 — 30.00	2,143	2.9	26.12	1,532	26.04
30.01 — 35.00	692	2.4	32.78	692	32.78
35.01 — 40.00	417	0.6	37.86	417	37.86
40.01 — 45.00	98	3.8	42.80	98	42.80
45.01 — 50.00	39	0.2	49.52	39	49.52

	7,894	4.5	23.43	3,064	29.50

Restricted Stock Awards
The Company also grants restricted stock awards to employees and directors of the Company and its affiliates. These common shares hold a legend which restricts their transferability for a term of up to five years and are forfeited, except in certain circumstances, in the event the employee terminates his or her employment or relationship with the Company prior to the lapse of the restriction. The restricted stock awards were granted out of the Company’s stock option plan.
The following table presents a summary of the Company’s restricted stock outstanding at and restricted stock activity during the nine months ended September 30, 2006 (“Price” reflects the weighted average share price at the date of grant):

	2006
(In thousands, except per share data)	Awards	Price
Outstanding, beginning of year	236	$18.00
Granted	6	19.87
Vested (restriction lapsed)	—	—
Forfeited	(19)	18.01

Outstanding, September 30	223	18.04

The Company recorded compensation expense of $0.6 million and $0.5 million for the nine months ended September 30, 2006 and 2005, respectively, and $0.2 million and $0.3 million for the three months ended September 30, 2006 and 2005, respectively, related to shares of Clear Channel Communications’ restricted stock granted to the Company’s employees prior to the IPO.
Unrecognized Share-Based Compensation Cost
As of September 30, 2006, there was $12.2 million of unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately three years.

Note 3: INTANGIBLE ASSETS AND GOODWILL
     Definite-lived Intangibles
The Company has definite-lived intangible assets which consist primarily of transit and street furniture contracts and other contractual rights acquired in business combinations, all of which are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute to the Company’s future cash flows. Other definite-lived intangible assets are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Transit, street furniture, and other contractual rights	$777,850	$488,893	$651,456	$408,017
Other	41,969	40,168	56,449	47,937

Total	$819,819	$529,061	$707,905	$455,954

The Company completed the acquisition of Interspace Airport Advertising (“Interspace”) on July 1, 2006. As a result of the acquisition, the company recorded $39.5 million in definite-lived intangible assets which consists primarily of airport contracts with a remaining weighted average life of 5 years. See further discussion of the acquisition at Note 4.
Total amortization expense from definite-lived intangible assets for the nine and three months ended September 30, 2006 and for the year ended December 31, 2005 was $61.3 million, $19.3 million and $89.3 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2007	$61,070
2008	37,656
2009	28,071
2010	26,368
2011	17,423
As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, amortization expense may vary.
     Indefinite-lived Intangibles
The Company’s indefinite-lived intangible assets consist of billboard permits acquired primarily in business combinations. The Company’s billboard permits are issued in perpetuity by state and local governments and are transferable or renewable at little or no cost. Permits typically include the location for which the permit allows the Company the right to operate an advertising structure. The Company’s permits are located on either owned or leased land. In cases where the Company’s permits are located on leased land, the leases are typically from 10 to 20 years and renew indefinitely, with rental payments generally escalating at an inflation based index. If the Company loses its lease, the Company will typically obtain permission to relocate the permit or bank it with the municipality for future use.
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

The carrying amount for billboard permits at September 30, 2006 and December 31, 2005 was $257.5 million and $207.9 million, respectively.
     Goodwill
The Company tests goodwill for impairment using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the nine-month period ended September 30, 2006:

(In thousands)	Americas	International	Total
Balance as of December 31, 2005	$405,275	$343,611	$748,886
Acquisitions	211,649	33,917	245,566
Dispositions	(1,913)	—	(1,913)
Foreign currency	401	24,119	24,520
Adjustments	—	(315)	(315)

Balance as of September 30, 2006	$615,412	$401,332	$1,016,744

Included in the Americas’ acquisitions amount above is $127.6 million related to the acquisition of Interspace, all of which is expected to be deductible for tax purposes.
Note 4: RECENT DEVELOPMENTS
     Acquisitions
The Company completed the acquisition of Interspace on July 1, 2006, by issuing 4,250,000 shares of the Company’s Class A common stock and the payment of approximately $81.3 million. The acquisition was valued at approximately $170.4 million based on the Company’s common shares issued at the closing share price on the date of acquisition of $89.1 million and the cash consideration paid. Interspace’s 2005 revenues and operating expenses (direct and SG&A expenses) were approximately $45.8 million and $32.5 million, respectively.
In addition to the Interspace acquisition, during the nine months ended September 30, 2006, the Company’s Americas segment acquired display faces for $27.9 million in cash, including assets acquired in the exchange of one of its Americas markets for assets located in a different market. In addition, the Company’s international segment paid $91.4 million, primarily related to the acquisition of an outdoor advertising business in the United Kingdom.
     Disposition of Assets
During the first quarter of 2006, the Company exchanged assets in one of its Americas markets for assets located in a different market and recognized a gain of $13.2 million in “Gain (loss) on disposition of assets – net.”
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
Note 5: RESTRUCTURING
In the third quarter of 2005, the Company restructured its operations in France. As a result, the Company recorded $26.6 million in restructuring costs as a component of selling, general and administrative expenses; $22.5 million was related to severance costs and $4.1 million was related to other costs. During the nine months ended September 30, 2006, $7.4 million was paid and charged to the restructuring reserve. As of September 30, 2006, the accrual balance was $14.7 million.
In addition to the France restructuring, the Company has a restructuring liability related to Clear Channel Communications’ merger with Ackerley in June 2002. At September 30, 2006, the accrual balance for this restructuring was $1.5 million. The remaining restructuring accrual is comprised solely of lease termination, which will be paid over the next five years.
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
Note 7: RELATED PARTY TRANSACTIONS
The Company records net amounts, up to a maximum of $1.0 billion, due to or from Clear Channel Communications as “Due from Clear Channel Communications” or “Due to Clear Channel Communications” on the consolidated balance sheets. The account represents the Company’s revolving promissory note with Clear Channel Communications. Subsequent to the IPO, the account accrues interest pursuant to the Master Agreement and is generally payable on demand. Included in the account is the net activity resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, the Company maintains collection bank accounts swept daily by Clear Channel Communications. In return, Clear Channel Communications funds the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment. At September 30, 2006, the balance of $49.9 million was a liability recorded in “Due to Clear Channel Communications” on the consolidated balance sheet. At December 31, 2005, the balance of $0.1 million was an asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet. The increase in the net amount due to Clear Channel Communications during the nine months ended September 30, 2006 was a result of Clear Channel Communications funding a portion of the Company’s debt payments and certain acquisitions. The net interest income for the nine months ended September 30, 2006 was $0.8 million and the net interest expense for the three months ended September 30, 2006 was $0.4 million.
On August 2, 2005, the Company distributed a note in the original principal amount of $2.5 billion to Clear Channel Communications as a dividend. This note matures on August 2, 2010 and may be prepaid in whole at any time, or in part from time to time. This note accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. This note is mandatorily payable upon a change of control of us and, subject to certain exceptions, all proceeds from debt or equity raised by us must be used to prepay such note. At September 30, 2006, the interest rate on the $2.5 billion intercompany note was 6.1%.
Clear Channel Communications has a five-year, multi-currency revolving credit facility in the amount of $1.75 billion. Certain of the Company’s international subsidiaries may borrow under a $150.0 million sub-limit within this credit facility to the extent Clear Channel Communications has not already borrowed against this capacity. This sub-limit allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to the Company’s international operations for certain working capital needs. Certain of the Company’s international subsidiary borrowings under this sub-limit are guaranteed by Clear Channel Communications. The interest rate is based upon LIBOR or, for Euro denominated borrowings, EURIBOR, plus, in each case, a margin. At September 30, 2006, the interest rate on borrowings under this credit facility ranged from 4.2% to 5.4%. At September 30, 2006, the outstanding balance on the sub-limit was approximately $30.7 million, and approximately $119.3 million was available for future borrowings, with the entire balance to be paid on July 12, 2009.
The Company provides advertising space on its billboards for radio stations owned by Clear Channel Communications. For the nine months ended September 30, 2006 and 2005, the Company recorded $6.9 million and $7.0 million, respectively, in revenue for these advertisements. For the three months ended September 30, 2006 and 2005, the Company recorded $1.9 million and $1.6 million, respectively, in revenue for these advertisements.
Under the corporate services agreement entered into between Clear Channel Communications and the Company at the IPO, Clear Channel Communications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services. These services are charged to the Company based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For the nine months ended September 30, 2006 and 2005, the Company recorded $15.8 million and $11.8 million, respectively, as a component of corporate expenses for these services. For the three months ended September 30, 2006 and 2005, the Company recorded $5.2 million and $4.0 million, respectively, as a component of corporate expenses for these services.
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

			Corporate
			expenses and
			gain (loss) on
			disposition of	Consolidated/
(In thousands)	Americas	International	assets - net	Combined
Nine months ended September 30, 2006
Revenue	$965,733	$1,101,293	$—	$2,067,026
Direct operating expenses	382,401	671,442	—	1,053,843
Selling, general and administrative expenses	150,846	250,757	—	401,603
Depreciation and amortization	129,382	169,888	—	299,270
Corporate expenses	—	—	43,830	43,830
Gain (loss) on disposition of assets — net	—	—	21,607	21,607

Operating income (loss)	$303,104	$9,206	$(22,223)	$290,087

Identifiable assets	$2,764,509	$2,265,066	$193,128	$5,222,703
Capital expenditures	$60,367	$103,613	$—	$163,980

Three months ended September 30, 2006
Revenue	$356,384	$363,870	$—	$720,254
Direct operating expenses	133,468	234,152	—	367,620
Selling, general and administrative expenses	52,029	82,608	—	134,637
Depreciation and amortization	45,897	56,226	—	102,123
Corporate expenses	—	—	15,125	15,125
Gain (loss) on disposition of assets — net	—	—	(834)	(834)

Operating income (loss)	$124,990	$(9,116)	$(15,959)	$99,915

Nine months ended September 30, 2005
Revenue	$886,649	$1,044,822	$—	$1,931,471
Direct operating expenses	359,263	629,185	—	988,448
Selling, general and administrative expenses	136,919	273,156	—	410,075
Depreciation and amortization	127,019	163,214	—	290,233
Corporate expenses	—	—	39,397	39,397
Gain (loss) on disposition of assets — net	—	—	2,914	2,914

Operating income (loss)	$263,448	$(20,733)	$(36,483)	$206,232

Identifiable assets	$2,515,518	$2,166,667	$613,337	$5,295,522
Capital expenditures	$50,012	$80,472	$—	$130,484

Three months ended September 30, 2005
Revenue	$317,705	$350,298	$—	$668,003
Direct operating expenses	122,040	207,648	—	329,688
Selling, general and administrative expenses	45,768	107,394	—	153,162
Depreciation and amortization	40,928	54,477	—	95,405
Corporate expenses	—	—	12,999	12,999
Gain (loss) on disposition of assets — net	—	—	1,043	1,043

Operating income (loss)	$108,969	$(19,221)	$(11,956)	$77,792

Revenue of $59.3 million and $46.3 million derived from the Company’s operations in Latin America and Canada is included in the Americas data above for the nine months ended September 30, 2006 and 2005, respectively. Revenue of $19.5 million and $17.0 million derived from the Company’s operations in Latin America and Canada is included in the Americas data above for the three months ended September 30, 2006 and 2005, respectively. Identifiable assets of $216.1 million and $196.9 million derived from the Company’s operations in Latin America and Canada are included in the Americas data above for the nine months ended September 30, 2006 and 2005, respectively.

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
     The significant expenses associated with our operations include (i) direct production, maintenance and installation expenses, (ii) site lease expenses for land under our displays and (iii) revenue-sharing or minimum guaranteed amounts payable under our billboard, street furniture and transit display contracts. Our direct production, maintenance and installation expenses include costs for printing, transporting and changing the advertising copy on our displays, the related labor costs, the vinyl and paper costs and the costs for cleaning and maintaining our displays. Vinyl and paper costs vary according to the complexity of the advertising copy and the quantity of displays. Our site lease expenses include lease payments for use of the land under our displays, as well as any revenue-sharing arrangements we may have with the landlords. The terms of our Americas site leases generally range from 1 to 20 years. The terms of our international site leases generally range from 1 to 15 years, but vary across our networks.
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
     Under the Corporate Services Agreement, Clear Channel Communications allocates to us our share of costs for services provided on our behalf based on actual direct costs incurred by Clear Channel Communications or an estimate of Clear Channel Communications’ expenses incurred on our behalf. For the three months ended September 30, 2006 and 2005, we recorded approximately $5.2 million and $4.0 million, respectively, as a component of corporate expenses for these services. For the nine months ended September 30, 2006 and 2005, we recorded approximately $15.8 million and $11.8 million, respectively, as a component of corporate expenses for these services.

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
Share-Based Payments
     We adopted FAS 123(R), Share-Based Payment, on January 1, 2006, under the modified-prospective approach which requires us to recognize share-based payments in the same line items as cash compensation in the 2006 financial statements for all options granted after the date of adoption as well as for any options that were unvested at adoption. Under the modified-prospective approach, no stock option expense attributable to these options is reflected in the financial statements for 2005. The amounts recorded as share-based payments in the financial statements prior to adopting FAS 123(R) related to the expense associated with restricted stock awards. As a result of adoption, we recognized $3.2 million, $1.2 million and $0.07 million of share-based payments in direct operating, SG&A and corporate expenses, respectively, during the nine months ended September 30, 2006. As of September 30, 2006, there was $12.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately three years.
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
RESULTS OF OPERATIONS
Consolidated and Combined Results of Operations
     The comparison of the Three and Nine Months Ended September 30, 2006 to the Three and Nine Months Ended September 30, 2005 is as follows:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(In thousands)	2006	2005	Change	2006	2005	Change
Revenue	$720,254	$668,003	8%	$2,067,026	$1,931,471	7%
Operating expenses:
Direct operating expenses	367,620	329,688	12%	1,053,843	988,448	7%
Selling, general and administrative expenses	134,637	153,162	(12%)	401,603	410,075	(2%)
Depreciation and amortization	102,123	95,405	7%	299,270	290,233	3%
Corporate expenses	15,125	12,999	16%	43,830	39,397	11%
Gain (loss) on disposition of assets – net	(834)	1,043		21,607	2,914

Operating income	99,915	77,792	28%	290,087	206,232	41%
Interest expense (including interest on debt with Clear Channel Communications)	43,599	63,672		125,345	142,967
Equity in earnings of nonconsolidated affiliates	1,823	3,961		5,622	9,908
Other income (expense) – net	467	(5,748)		1,667	(9,719)

Income before income taxes and minority interest	58,606	12,333		172,031	63,454
Income tax (expense) benefit:
Current	(14,376)	8,978		(28,578)	(37,767)
Deferred	(12,270)	(5,856)		(47,975)	6,023

Income tax (expense) benefit:	(26,646)	3,122		(76,553)	(31,744)
Minority interest income (expense), net of tax	(127)	(5,913)		(7,465)	(10,548)

Net income	$31,833	$9,542		$88,013	$21,162

Revenue
     Three Months
     Consolidated revenue increased $52.3 million for the third quarter of 2006 compared to the third quarter of 2005. Our Americas segment’s revenue increased $38.7 million, primarily from increased bulletin and airport revenues, as well as the acquisition of Interspace which contributed $14.6 million. Our international segment contributed $13.6 million of the increase, primarily related to $13.1 million attributable to foreign exchange gains
     Nine Months
     Consolidated revenue increased $135.6 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Our Americas segment’s revenue increased $79.1 million from an increase in bulletin and airport revenues. Our international segment contributed $56.5 million, of which approximately $44.9 million during the first six months of 2006 related to Clear Media, a Chinese outdoor advertising company, which we began consolidating in the third quarter of 2005. Increased street furniture revenues also contributed to our international revenue growth, which were partially offset by a revenue decline of $18.7 million from foreign exchange fluctuations.
Direct Operating Expenses
     Three Months
     Direct operating expenses increased $37.9 million during the third quarter of 2006 compared to the third quarter of 2005. Our Americas segment contributed $11.4 million, principally from an increase in site-lease expenses and our acquisition of Interspace. Direct operating expenses in our international segment increased $26.5 million over the third quarter of 2005, primarily from an increase in fixed rent associated with guarantees on new contracts and $8.3 million from movements in foreign exchange. Share-based payments included in direct operating expenses associated with the adoption of FAS 123(R) were $1.1 million for the third quarter of 2006.
     Nine Months
     Direct operating expenses increased $65.4 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Americas direct operating expenses increased $23.1 million, driven by increased site lease expenses associated with the increase in revenue and the acquisition of Interspace. Interspace contributed $6.2 million to direct operating expenses in the third quarter of 2006. Our international segment contributed $42.3 million, of which $18.0 million during the first six months of 2006 related to our consolidation of Clear Media and the remainder was principally due to an increase in site lease expenses. The increase in the international segment’s direct operating expense was partially offset by a decline of $11.2 million related to movements in foreign exchange. Share-based payments included in direct operating expenses associated with the adoption of FAS 123(R) were $3.2 million for the nine months ended September 30, 2006.
Selling, General and Administrative Expenses (SG&A)
     Three Months
     SG&A decreased $18.5 million during the third quarter of 2006 compared to the third quarter of 2005, which included a $26.6 million charge related to restructuring our businesses in France during the third quarter of 2005, partially offset by $2.9 million related to movements in foreign exchange. SG&A increased in our Americas segment $6.3 million primarily from sales expenses associated with the increase in revenue. Share-based payments included in SG&A associated with the adoption of FAS 123(R) were $0.4 million during the third quarter of 2006.
     Nine Months
     SG&A decreased $8.5 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. SG&A increased $13.9 million in our Americas segment principally related to an increase in bonus and commission expenses associated with the increase in revenues. Our international SG&A expenses declined $22.4 million, primarily attributable to a decline of $4.6 million from movements in foreign exchange, as well as $26.6 million related to restructuring our businesses in France recorded in the third quarter of 2005. Share-based payments included in SG&A associated with the adoption of FAS 123(R) were $1.2 million for the nine months ended September 30, 2006.

Depreciation and Amortization
     Depreciation and amortization increased $6.7 million and $9.0 million during the three and nine months ended September 30, 2006, respectively, as compared to the same periods of 2005. The increase was primarily due to the acquisition of Interspace during the current quarter, the acquisition of an outdoor advertising business in the United Kingdom during the second quarter of 2006 and the consolidation of Clear Media beginning in the third quarter of 2005.
Corporate Expenses
     Corporate expenses increased $2.1 million and $4.4 million during the three and nine months ended September 20, 3006, respectively, as compared to the same periods of 2005. The increase was the result of additional outside professional services primarily from costs related to the first three full quarters as a public Company.
Gain (Loss) on Disposition of Assets — Net
     The gain (loss) on disposition of assets – net for the nine months ended September 30, 2006 increased $18.7 million as compared to the same period of 2005. The increase was primarily related to a $13.2 million gain in our Americas segment from the exchange of assets in one of our markets for the assets of a third party located in a different market during the first quarter of 2006.
Interest Expense (Including Interest on Debt with Clear Channel Communications)
     Interest expense decreased $20.1 million and $17.6 million during the three and nine months ended September 30, 2006 as compared to the same periods of 2005, primarily as a result of a decrease in average debt outstanding. In 2005, we had in place two fixed principal and interest rate notes in the aggregate amount of $1.5 billion and a variable rate note in the amount of $2.5 billion. We used all of the net proceeds of the IPO, along with our balance in the “Due from Clear Channel Communications” account, to repay a portion of the outstanding balance of the aggregate $1.5 billion intercompany notes and the remaining balance was contributed to our capital by Clear Channel Communications.
Other Income (Expense) — Net
     Other income (expense) – net was income of $0.5 million during the third quarter of 2006, an increase of $6.2 million over the expense of $5.7 million recorded during the same period of 2005. Other income (expense) – net was income of $1.7 million in the first nine months of 2006, an increase of $11.4 million compared to an expense of $9.7 million for the same period of 2005. During the three and nine months ended September 20, 2005, we recorded $4.7 million and $11.0 million in royalty fees which represent payments to Clear Channel Communications for our use of certain trademarks and licenses. The royalty fee was discontinued as of January 1, 2006.
Income Taxes
     Our operations are included in a consolidated income tax return filed by Clear Channel Communications. However, for our financial statements, our provision for income taxes was computed on the basis that we file separate consolidated income tax returns with our subsidiaries.
     Current tax expense for the three months ended September 30, 2006 increased $23.4 million as compared to the same period of 2005. The increase is primarily due to an increase in taxable income of $46.3 million. Current tax expense for the nine months ended September 30, 2006 decreased $9.2 million as compared to the same period of 2005. The decrease was due to current tax benefits of approximately $21.3 million recorded in 2006 related to the filing of an amended tax return and the exchange of certain operating assets in the period. In addition, current tax expense decreased due to additional expense being recorded in the first nine months of 2005 for our international operations for changes in tax laws in various countries in which we operate. These amounts were offset by additional current tax expense recorded in the nine months ended September 30, 2006 due to an increase in taxable income of $108.6 million. Our effective tax rate for the nine months ended September 30, 2006 and 2005 was 44.5% and 50.0%, respectively.
     Deferred tax expense for the three months and nine months ended September 30, 2006 increased $6.4 million and $54.0 million, respectively, over the same periods of 2005. The increase was primarily due to deferred tax expense of approximately $21.3 million being recorded in the first nine months of 2006 related to the filing of an amended tax return and the exchange of certain operating assets in the period. In addition, there was an increase in deferred tax expense related to the uncertainty of our ability to utilize certain tax losses in the future for certain international operations as well as additional deferred tax benefits recorded during the first nine months of 2005 in our international operations for changes in tax laws in various countries in which we operate.

Minority Interest Income (Expense), Net of Tax
     Minority interest expense decreased $5.8 million and $3.1 million for the three and nine months ended September 30, 2006 and 2005, respectively. The decrease was mainly attributable to an overall decline in operating results in Italy and Australia as well as adjustments related to our investment in China made to be in accordance with generally accepted accounting principles in the United States.
Americas Results of Operations

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(In thousands)	2006	2005	Change	2006	2005	Change
Revenue	$356,384	$317,705	12%	$965,733	$886,649	9%
Direct operating expenses	133,468	122,040	9%	382,401	359,263	6%
Selling, general and administrative expenses	52,029	45,768	14%	150,846	136,919	10%
Depreciation and amortization	45,897	40,928	12%	129,382	127,019	2%

Operating income	$124,990	$108,969	15%	$303,104	$263,448	15%

Three Months
     Our Americas revenue increased 12% during the third quarter of 2006, as compared to the third quarter of 2005, primarily attributable to bulletin and airport revenues, as well as revenues associated with the acquisition of Interspace. The increase in bulletin revenue was driven by an increase in rates. The increase in airport revenues was attributable to increased occupancy and rates as well as the acquisition of Interspace in the current quarter, which contributed $14.6 million to revenue growth over the third quarter of 2005. Strong revenue growth for the quarter was achieved across a broad spectrum of markets including Boston, Cleveland, Dallas, Minneapolis, Orlando, Sacramento, San Antonio and Tucson. Top advertising client categories during the quarter included autos, business and consumer services, entertainment, insurance and retail.
     Direct operating expenses increased $11.4 million during the third quarter of 2006 as compared to the third quarter of 2005. The increase was driven by increased site lease expenses associated with the increase in revenue. Interspace contributed $6.2 million to direct operating expenses in the third quarter of 2006. Share-based payments were $0.9 million related to the adoption of FAS 123(R). SG&A expenses increased $6.3 million primarily related to an increase in commission expenses associated with the increase in revenue. Share-based payments were $0.3 million related to the adoption of FAS 123 (R).
Nine Months
     Our Americas revenue increased 9% during the nine months ended September 30, 2006 as compared to the same period of 2005 primarily attributable to bulletin and airport revenues. Bulletin revenues increased primarily from an increase in average rates, while the increase in airport revenues was attributable to increased occupancy and rates. Also contributing to the increased airport revenues was $14.6 million from our acquisition of Interspace.
     Direct operating expenses increased $23.1 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, primarily from an increase in site lease expenses of approximately $14.9 million, as well as $2.6 million related to the adoption of FAS 123(R). Interspace contributed $6.2 million to direct operating expenses in the nine months ended September 30, 2006. Our SG&A expenses increased $13.9 million in the nine months of 2006 over the same period of 2005, primarily from an increase in bonus and commission expenses of $7.2 million related to the increase in revenue, and $0.9 million of share-based payments related to the adoption of FAS 123(R).

International Results of Operations

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(In thousands)	2006	2005	Change	2006	2005	Change
Revenue	$363,870	$350,298	4%	$1,101,293	$1,044,822	5%
Direct operating expenses	234,152	207,648	13%	671,442	629,185	7%
Selling, general and administrative expenses	82,608	107,394	(23%)	250,757	273,156	(8%)
Depreciation and amortization	56,226	54,477	3%	169,888	163,214	4%

Operating income (loss)	$(9,116)	$(19,221)	N.A.	$9,206	$(20,733)	N.A.

Three Months
     Revenues from our international operations increased 4% in the third quarter of 2006 as compared to the third quarter of 2005 primarily related to $13.1 million from movements in foreign exchange. Excluding the effects of foreign exchange, our international revenue was flat over the third quarter of 2005, with growth in our street furniture revenues offset by a decline in our billboard revenues in France and the United Kingdom. Top advertising client categories during the quarter included autos, business and consumer services, entertainment, insurance and retail.
     Direct operating expenses increased $26.5 million over the third quarter of 2005, primarily from an increase in fixed rent associated with guarantees on new contracts and $8.3 million from movements in foreign exchange. Share-based payments were $0.2 million related to the adoption of FAS 123(R). SG&A expenses decreased $24.8 million primarily from a $26.6 million charge from restructuring our businesses in France recorded in the third quarter of 2005, partially offset by $2.9 million related to movements in foreign exchange. Share-based payments were $0.1 million related to the adoption of FAS 123(R).
Nine Months
     Revenue in our international segment increased 5% in the first nine months of 2006 compared to the same period of 2005. The increase includes approximately $44.9 million during the first six months of 2006 related to our consolidation of Clear Media, which we began consolidating in the third quarter of 2005. Also contributing to the increase was growth in street furniture revenues, partially offset by a decline in billboard revenues and approximately $18.7 million related to movements in foreign exchange for the first nine months of 2006 compared to the same period of 2005.
     Direct operating expenses increased $42.3 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase was primarily attributable to $18.0 million during the first six months of 2006 related to our consolidation of Clear Media and an increase in site lease expenses. Also included in the increase was $0.6 million related to the adoption of FAS 123(R). SG&A expenses decreased $22.4 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, primarily attributable to a decline of $4.6 million from movements in foreign exchange, as well as $26.6 million related to restructuring our businesses in France recorded in the third quarter of 2005. Share-based payments were $0.3 million related to the adoption of FAS 123(R).
Reconciliation of Segment Operating Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005
Americas	$124,990	$108,969	$303,104	$263,448
International	(9,116)	(19,221)	9,206	(20,733)
Corporate expenses	(15,125)	(12,999)	(43,830)	(39,397)
Gain (loss)on disposition of assets – net	(834)	1,043	21,607	2,914

Consolidated and combined operating income	$99,915	$77,792	$290,087	$206,232

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
  Operating Activities:
     Net cash provided by operating activities of $386.4 million for the nine months ended September 30, 2006 principally reflects net income of $88.0 million, depreciation and amortization of $299.3 million, and deferred taxes of $48.0 million. Net cash flow from operating activities is partially offset by a negative change in working capital of approximately $26.9 million and gains on sales of operating and fixed assets of $21.6 million. Net cash provided by operating activities of $336.6 million for the nine months ended September 30, 2005 principally reflects net income of $21.2 million, depreciation and amortization of $290.2 million, and a positive change in working capital of approximately $35.1 million.
  Investing Activities:
     Net cash used in investing activities of $382.9 million for the nine months ended September 30, 2006 principally reflects cash used for the acquisition of operating assets of $200.7 million and capital expenditures of $164.0 million related to purchases of property, plant and equipment. The cash used for the acquisition of operating assets primarily relates to the acquisition of Interspace and an outdoor advertising business in the United Kingdom. Net cash used in investing activities for the nine months ended September 30, 2005 principally reflects capital expenditures of $130.5 million related to purchases of property, plant and equipment and $43.8 million related to acquisitions of operating assets.
  Financing Activities:
     Net cash used in financing activities of $5.9 million for the nine months ended September 30, 2006 principally relates to a net decrease in debt of $56.1 million, offset by a net transfer of cash from Clear Channel Communications of $50.1 million. Net cash used in financing activities of $48.2 million for the nine months ended September 30, 2005 principally reflects a net transfer of cash to Clear Channel Communications of $59.5 million, offset by a net increase in debt of $11.4 million.
SOURCES OF CAPITAL
As of September 30, 2006 and December 31, 2005 we had the following debt outstanding:

(In millions)	September 30, 2006	December 31, 2005
Bank credit facility	$30.7	$15.0
Debt with Clear Channel Communications	2,500.0	2,500.0
Other borrowings	152.3	212.8
Due to Clear Channel Communications	49.9	—

Total debt	2,732.9	2,727.8
Less: Cash and cash equivalents	104.7	108.6
Less: Due from Clear Channel Communications	—	0.1

	$2,628.2	$2,619.1

Credit Facility
     In addition to cash flows from operations, another source of liquidity is through borrowings under a $150.0 million sub-limit included in Clear Channel Communications’ five-year, multicurrency $1.75 billion revolving credit facility. Certain of our international subsidiaries may borrow under the sub-limit to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. The interest rate on outstanding balances under the credit facility is based upon LIBOR or, for Euro denominated borrowings, EURIBOR, plus, in each case, a margin. At September 30, 2006, the outstanding balance on the sub-limit was approximately $30.7 million, and approximately $119.3 million was available for future borrowings, with the entire balance to be paid on July 12, 2009. At September 30, 2006, the interest rate on borrowings under this credit facility ranged from 4.2% to 5.4%. As of November 10, 2006, the outstanding balance on the sub-limit was $31.1 million and $118.9 million was available for future borrowings.
Debt With Clear Channel Communications
     As part of the day-to-day cash management services provided by Clear Channel Communications, we maintain an account that represents net amounts, up to a maximum of $1.0 billion, due to or from Clear Channel Communications, which is recorded as

“Due from Clear Channel Communications” or “Due to Clear Channel Communications” on the consolidated balance sheets. The account represents our revolving promissory note with Clear Channel Communications. Subsequent to the IPO, the account accrues interest pursuant to the Master Agreement and is generally payable on demand. Included in the account is the net activity resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, we maintain collection bank accounts swept daily by Clear Channel Communications. In return, Clear Channel Communications funds our controlled disbursement accounts as checks or electronic payments are presented for payment. At September 30, 2006, the balance of $49.9 million was a liability recorded in “Due to Clear Channel Communications” on the consolidated balance sheet. At December 31, 2005, the balance of $0.1 million was an asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet. The increase in the net amount due to Clear Channel Communications during the nine months ended September 30, 2006 was a result of Clear Channel Communications funding a portion of our debt payments and certain acquisitions. The net interest expense for the three months ended September 30, 2006 was $0.4 million and the net interest income for the nine months ended September 30, 2006 was $0.8 million.
     On August 2, 2005, we distributed a note in the original principal amount of $2.5 billion to Clear Channel Communications as a dividend. This note matures on August 2, 2010 and may be prepaid in whole at any time, or in part from time to time. The note accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. This note is mandatorily payable upon a change of control of us and, subject to certain exceptions, all proceeds from debt or equity raised by us must be used to prepay such note. At September 30, 2006, the interest rate on the $2.5 billion intercompany note was 6.1%.
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
     The significant covenants contained in the Clear Channel Communications $1.75 billion revolving credit facility relate to leverage and interest coverage (as defined in the credit facility). The leverage ratio covenant requires Clear Channel Communications to maintain a ratio of consolidated funded indebtedness to operating cash flow (as defined by the credit facility) of less than 5.25x. The interest coverage covenant requires Clear Channel Communications to maintain a minimum ratio of operating cash flow to interest expense (as defined by the credit facility) of 2.50x. At September 30, 2006, Clear Channel Communications’ leverage and interest coverage ratios were 3.7x and 4.6x, respectively.
     There are no significant covenants or events of default contained in the cash management note issued by Clear Channel Communications to us or the cash management note issued by us to Clear Channel Communications.
     At September 30, 2006, we and Clear Channel Communications were in compliance with all debt covenants. We expect to remain in compliance throughout 2006.
USES OF CAPITAL
Acquisitions
     We completed the acquisition of Interspace Airport Advertising on July 1, 2006, by issuing 4,250,000 shares of our Class A common stock and the payment of approximately $81.3 million, funded through our revolving promissory note with Clear Channel Communications. The acquisition is valued at approximately $170.4 million based on the Company’s common shares issued at the closing share price on the date of acquisition of $89.1 million and the cash consideration paid. Interspace’s 2005 revenues and operating expenses (direct and SG&A expenses) were approximately $45.8 million and $32.5 million, respectively.
     In addition to the Interspace acquisition, during the nine months ended September 30, 2006, our Americas segment acquired display faces for $27.9 million in cash, including assets acquired in the exchange of one of our Americas markets for assets located in a different market. In addition, our international segment paid $91.4 million, primarily related to the acquisition of an outdoor advertising business in the United Kingdom.
Capital Expenditures
     Capital expenditures were $164.0 million and $130.5 million in the nine months ended September 30, 2006 and 2005, respectively.

	Nine Months Ended September 30,
(In millions)	2006	2005
Non-revenue producing	$58.3	$53.0
Revenue producing	105.7	77.5

Total capital expenditures	$164.0	$130.5

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
MARKET RISK
  Interest Rate Risk
     We had approximately $2.7 billion total debt outstanding as of September 30, 2006, substantially all of which was variable rate debt. Based on the amount of our floating-rate debt as of September 30, 2006, each 50 basis point increase or decrease in interest rates would increase or decrease our interest expense and cash outlay for the nine months ended September 30, 2006 by approximately $10.0 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of September 30, 2006 with no subsequent change in rates for the remainder of the period.
  Foreign Currency
     We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies, except in the hyperinflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported a net loss of approximately $29.7 million for the nine months ended September 30, 2006. We estimate a 10% change in the value of the U.S. dollar relative to foreign currencies would have changed our net income for the nine months ended September 30, 2006 by approximately $3.0 million.
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
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 requires that entities recognize in their financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings upon adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 on January 1, 2007 and are currently evaluating the impact FIN 48 will have on our financial position and results of operations.
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Statement 157 does not expand the use of fair value in any new circumstances. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We will adopt Statement 157 on January 1, 2008 and anticipate that adoption will not materially impact our financial position or results of operations.
     In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“Statement 158”). Statement 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The portions of Statement 158 that apply to us are effective as of the end of the fiscal year ending after December 15, 2006. We will adopt Statement 158 as of December 31, 2006 and anticipate that adoption will not materially impact our financial position or results of operations.
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
  Stock Based Compensation
     Prior to January 1, 2006, we accounted for our share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“Statement 123”). Under that method, when options were granted with a strike price equal to or greater than market price on date of issuance, there is no impact on earnings either on the date of grant or thereafter, absent certain modifications to the options. Subsequent to January 1, 2006, we account for stock based compensation in accordance with FAS 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, stock based compensation cost is measured at the grant date based on the value of the award and is recognized as expense on a straight-line basis over the vesting period. Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors. If actual results differ significantly from these estimates, our results of operations could be materially impacted.

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
     A wide range of factors could materially affect future developments and performance, including:
•	the impact of general economic and political conditions in the U.S. and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;

•	the impact of the geopolitical environment;

•	our ability to integrate the operations of recently acquired companies;

•	shifts in population and other demographics;

•	industry conditions, including competition;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	changes in labor conditions;

•	fluctuations in exchange rates and currency values;

•	changes in capital expenditure requirements;

•	the outcome of pending and future litigation;

•	legislative or regulatory requirements;

•	fluctuations in interest rates;

•	the effect of leverage on our financial position and earnings;

•	changes in tax rates;

•	access to capital markets and changes in credit ratings; and

•	certain other factors set forth in our SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2005.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.
November 10, 2006	/s/ Randall T. Mays
Randall T. Mays
Chief Financial Officer

November 10, 2006	/s/ Herbert W. Hill, Jr.
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