Form 10-K
period 2006-12-31
Clear Channel Outdoor Holdings, Inc.
filed 2007-03-01
CIK 1334978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission File Number 1-32663
CLEAR CHANNEL OUTDOOR HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-0812139
(State of Incorporation)	(I.R.S. Employer Identification No.)
200 East Basse Road
San Antonio, Texas 78209
Telephone (210) 832-3700
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Class A Common Stock, $.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐      NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐     NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑      NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
As of June 30, 2006, the aggregate market value of the Common Stock beneficially held by non-affiliates of the registrant was approximately $720.2 million based on the closing sales price as reported on the New York Stock Exchange. (For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑          Accelerated filer ☐     Non-accelerated filer ☐
On February 22, 2007, there were 39,733,071 outstanding shares of Class A Common Stock and 315,000,000 outstanding shares of Class B Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Definitive Proxy Statement for the 2007 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.
INDEX TO FORM 10-K

PART I
ITEM 1. Business
The Company
     Clear Channel Outdoor Holdings, Inc. provides clients with advertising opportunities through billboards, street furniture displays, transit displays and other out-of-home advertising displays, such as wallscapes, spectaculars, neons and mall displays, which we own or operate in key markets worldwide. Our business consists of two reportable operating segments: Americas and International. Information relating to the operating segments of our Americas and International operations for 2006, 2005 and 2004 is included in “Note N – Segment Data” in the Notes to our Consolidated and Combined Financial Statements in Item 8 included elsewhere in this Annual Report.
     As of December 31, 2006, we owned or operated more than 910,000 advertising displays worldwide. For the year ended December 31, 2006, we generated revenues of approximately $2.9 billion, with $1.3 billion and $1.6 billion from our Americas and International segments, respectively. Our Americas reporting segment primarily consists of our operations in the United States, Canada and Latin America, with approximately 94% of our 2006 revenues in this segment derived from the United States. Our International reporting segment consists of our operations in Europe, Asia, Africa and Australia with approximately 50% of our 2006 revenues in this segment derived from France and the United Kingdom. Additionally, we own equity interests in various out-of-home advertising companies worldwide, which we account for under the equity method of accounting.
Our History
     In 1997, Clear Channel Communications, Inc., or Clear Channel Communications, our parent company, entered the outdoor advertising industry with its acquisition of Eller Media Company. In 1998, Clear Channel Communications acquired Universal Outdoor, giving Clear Channel Communications an outdoor presence in 33 major United States markets with over 88,000 displays. Also in 1998, Clear Channel Communications acquired More Group plc, a European-based company operating in 25 countries. In June 2002, Clear Channel Communications acquired The Ackerley Group, further increasing the market share.
     Effective November 9, 2005 Clear Channel Communications and its subsidiaries contributed and transferred to us all of the assets and liabilities of the outdoor advertising businesses not currently held by us. We became a publicly traded company on November 11, 2005 through an initial public offering, or IPO, in which we sold 10% of our common stock, or 35.0 million shares of our Class A common stock. Prior to our initial public offering we were an indirect wholly-owned subsidiary of Clear Channel Communications. Clear Channel Communications currently owns all of our outstanding shares of Class B common stock representing approximately 89% of the outstanding shares of our common stock and approximately 99% of the total voting power of our common stock.
     On November 16, 2006, Clear Channel Communications agreed to be acquired by a group of equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. The closing of the transaction is subject to Clear Channel Communications’ shareholder approval, antitrust clearances, FCC approval and other customary closing conditions.
     Clear Channel Communications has advised us that its current intent is to continue to hold all of our Class B common stock and thereby retain its controlling interest in us. However, Clear Channel Communications is not subject to any contractual obligation that would prohibit it from selling, spinning off, splitting off or otherwise disposing of any shares of our common stock.
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
     For as long as Clear Channel Communications is the owner of such number of shares representing more than 50% of the total voting power of our common stock, it will have the ability to direct the election of all of the members of our Board of Directors and to exercise a controlling influence over our business and affairs, including any determination with respect to mergers or other business combinations involving us, the acquisition or disposition of assets by us, the incurrence of indebtedness by us, the issuance of any additional common stock or other equity services by us, the repurchase or redemption of common stock or preferred stock by us and the payment of dividends by us. Similarly, Clear Channel Communications will have the power to determine or significantly influence the outcome of matters submitted to a vote of our shareholders, including the power to prevent an acquisition or any other change in control of us, and to take other actions that might be favorable to Clear Channel Communications.
Our Products — Americas (46%, 46% and 45% of our revenue in 2006, 2005 and 2004, respectively)
     Our Americas display inventory consists primarily of billboards, street furniture displays and transit displays, with billboards contributing approximately 70% of our 2006 Americas revenues. The margins on our billboard contracts also tend to be higher than contracts for other displays. The following table shows the approximate percentage of revenues derived from each category for our Americas advertising inventory:

	Year Ended December 31,
	2006	2005	2004
Billboards
Bulletins (1)	52%	54%	56%
Posters	18%	19%	19%
Street furniture displays	4%	4%	4%
Transit displays	14%	11%	11%
Other displays (2)	12%	12%	10%

Total	100%	100%	100%

(1)	Includes wallscapes.

(2)	Includes spectaculars and mall displays.
     Our displays in the United States are located in all of the top 30 United States designated market area regions, or DMA® regions (DMA® is a registered trademark of Nielsen Media Research, Inc.), and in 49 of the top 50 DMA® regions, giving our clients the ability to reach a significant portion of the United States population. A DMA® region, a term developed by Nielsen Media Research, Inc., is used to designate a geographic area or media market.
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

Bulletins
     Bulletins vary in size, with the most common size being 14 feet high by 48 feet wide. Almost all of the advertising copy displayed on our bulletins is computer printed on vinyl and transported to the bulletin where it is secured to the display surface. Because of their greater size and impact, we typically receive our highest rates for bulletins. Bulletins generally are located along major expressways, primary commuting routes and main intersections that are highly visible and heavily trafficked. Our clients may contract for individual bulletins or a network of bulletins, meaning the clients’ advertisements are rotated among bulletins to increase the reach of the campaign. “Reach” is the percent of a target audience exposed to an advertising message at least once during a specified period of time, typically during a period of four weeks. Our client contracts for bulletins generally have terms ranging from one month to one year.
Posters
     Posters are available in two sizes, 30-sheet and 8-sheet displays. The 30-sheet posters are approximately 11 feet high by 23 feet wide, and the 8-sheet posters are approximately 5 feet high by 11 feet wide. Advertising copy for posters is printed using silk-screen or lithographic processes to transfer the designs onto paper that is then transported and secured to the poster surfaces. Posters generally are located in commercial areas on primary and secondary routes near point-of-purchase locations, facilitating advertising campaigns with greater demographic targeting than those displayed on bulletins. Our poster rates typically are less than our bulletin rates, and our client contracts for posters generally have terms ranging from four weeks to one year. Two types of posters are premiere panels and squares. Premiere displays are innovative hybrids between bulletins and posters developed to provide our clients with an alternative for their targeting marketing campaigns. The premiere displays utilize one or more poster panels, but with vinyl advertising stretched over the panels similar to bulletins. Our intent is to combine the creative impact of bulletins with the additional reach and frequency of posters. “Frequency” is the average number of exposures an individual has to an advertising message during a specified period of time. Out of home frequency is typically measured over a four-week period.
Street Furniture Displays
     Our street furniture displays, marketed under our global Adshel™ brand, are advertising surfaces on bus shelters, information kiosks, public toilets, freestanding units and other public structures, and are primarily located in major metropolitan cities and along major commuting routes. Generally, we own the street furniture structures and are responsible for their construction and maintenance. Contracts for the right to place our street furniture in the public domain and sell advertising space on them are awarded by municipal and transit authorities in competitive bidding processes governed by local law. Generally, these contracts have terms ranging from 10 to 20 years. As compensation for the right to sell advertising space on our street furniture structures, we pay the municipality or transit authority a fee or revenue share that is either a fixed amount or a percentage of the revenue derived from the street furniture displays. Typically, these revenue sharing agreements include payments by us of minimum guaranteed amounts. Client contracts for street furniture displays typically have terms ranging from four weeks to one year and, similar to billboards, may be for network packages.
Transit Displays
     Our transit displays are advertising surfaces on various types of vehicles or within transit systems, including on the interior and exterior sides of buses, trains, trams and taxis and within the common areas or rail stations and airports. Similar to street furniture, contracts for the right to place our displays on such vehicles or within such transit systems and sell advertising space on them generally are awarded by public transit authorities in competitive bidding processes or are negotiated with private transit operators. These contracts typically have terms of up to five years. Our client contracts for transit displays generally have terms ranging from four weeks to one year.
Other Inventory
     The balance of our Americas display inventory consists of spectaculars, mall displays and wallscapes. Spectaculars are customized display structures often incorporating video, multidimensional lettering and figures, mechanical devices and moving parts and other embellishments to create special effects. The majority of our spectaculars are located in Dundas Square in Toronto, Times Square and Penn Plaza in New York City, Fashion

Show in Las Vegas, Sunset Strip in Los Angeles and across from the Target Center in Minneapolis. Client contracts for spectaculars typically have terms of one year. We also own displays located within the common areas of malls on which our clients run advertising campaigns for periods ranging from four weeks to one year. Contracts with mall operators grant us the exclusive right to place our displays within the common areas and sell advertising on those displays. Our contracts with mall operators generally have terms ranging from five to ten years. Client contracts for mall displays typically have terms ranging from six to eight weeks. A wallscape is a display that drapes over or is suspended from the sides of buildings or other structures. Generally wallscapes are located in high profile areas where other types of outdoor advertising displays are limited or unavailable. Clients typically contract for individual wallscapes for extended terms.
Our Products — International (54%, 54% and 55% of our revenue in 2006, 2005 and 2004, respectively)
     Our International display inventory consists primarily of billboards, street furniture displays and transit displays in approximately 50 countries worldwide, with billboards and street furniture displays collectively contributing approximately 78% of our 2006 International revenues. The following table shows the approximate percentage of revenues derived from each category of our International advertising inventory:

	Year Ended December 31,
	2006	2005	2004
Billboards (1)	41%	44%	46%
Street furniture displays	37%	34%	31%
Transit displays (2)	9%	9%	10%
Other displays (3)	13%	13%	13%

Total	100%	100%	100%

(1)	Includes revenue from spectaculars and neon displays.

(2)	Includes small displays.

(3)	Includes advertising revenue from mall displays, other small displays, and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services and production revenue.
     The majority of our International clients are advertisers targeting national audiences whose business is placed with us through advertising agencies and outdoor buying services. The significant expenses associated with our International operations include (i) revenue sharing or minimum guaranteed amounts payable under our billboard, street furniture and transit display contracts, (ii) site lease expenses and (iii) cleaning and maintenance expenses related to our street furniture. These expenses consist of costs similar to those associated with our Americas operations. Internationally, the terms of our site lease contracts and revenue-sharing or minimum guaranteed payment arrangements typically range from 3 to 15 years, but may vary between markets. Because revenue-sharing and minimum guaranteed payment arrangements are more prevalent in our International operations, the margins in our International operations typically are less than the margins in our operations in the Americas.
Billboards
     The size of our International billboards is not standardized. The billboards vary in both format and size across our networks, but the majority of our International billboards are similar in size to our Americas posters (30-sheet and 8-sheet displays). Our International billboards are typically sold to clients as network packages with contract terms typically ranging from one to two weeks. Long-term client contracts are also available and typically have terms of up to one year. We lease the majority of our International billboard sites from private landowners. DEFI, our International neon subsidiary, is a leading global provider of neon signs with approximately 400 displays in more than 15 countries worldwide. Client contracts for International neon signs typically have terms of approximately five years.
Street Furniture Displays
     Our International street furniture displays are substantially similar to their Americas counterparts, and include bus shelters, freestanding units, public toilets, various types of kiosks and benches. Internationally, contracts with municipal and transit authorities for the right to place our street furniture in the public domain and sell advertising on them typically range from 10 to 15 years. The major difference between our International and Americas street furniture businesses is in the nature of the municipal contracts. In the International segment, these contracts typically require us to provide the municipality with a broader range of urban amenities such as public wastebaskets and lampposts, as well as space for the municipality to display maps or other public information. In exchange for providing such urban amenities and display space, we are authorized to sell advertising space on certain sections of the structures we erect in the public domain. Our International street furniture displays are typically sold to clients as network packages with contract terms ranging from one to two weeks. Long term client contracts are also available and typically have terms of up to one year.
Transit Displays
     Our International transit display contracts are substantially similar to their Americas counterparts, and typically require us to make only a minimal initial investment and few ongoing maintenance expenditures. Contracts with public transit authorities or private transit operators typically have terms ranging from three to seven years. Our client contracts for transit displays generally have terms ranging from one week to one year.
Other Inventory and Other Sources of Revenue
     The balance of our International display inventory consists primarily of advertising revenue from mall displays and other small displays. In addition, we have non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services and production revenue. Internationally, our contracts with mall operators generally have terms ranging from five to ten years and client contracts for mall displays generally have terms ranging from one to two weeks, but are available for up to six months. Several of our International markets sell equipment or provide cleaning and maintenance services as part of a billboard or street furniture contract with a municipality. Production revenue relates to the production of advertising posters usually to small local customers.
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
Client Categories
     In 2006, the top five client categories in our Americas segment, based on Americas revenues derived from these categories, were retail, business services, automotive, banking and financial services, and media. In 2006, the top five client categories in our International segment, based on International revenues derived from these categories, were retail, food and food products, telecommunications, entertainment and automotive.
Competition
     The outdoor advertising industry is fragmented, consisting of several larger companies involved in outdoor advertising such as CBS, JC Decaux S.A. and Lamar Advertising Company as well as numerous smaller and local companies operating a limited number of display faces in a single or a few local markets. We also compete with other media in our respective markets including broadcast and cable television, radio, print media, the Internet and direct mail.
Construction and Operation
Americas
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
International
     The International manufacturing process largely consists of two elements: the manufacture and installation of advertising structures and the weekly preparation of advertising posters for distribution throughout our networks. Generally, we outsource the manufacturing of advertising structures to third parties and regularly seek competitive bids. We use a wide range of suppliers, located in each of our markets, none of whom represent more than 10% of our manufacturing budget in any one year. The design of street furniture structures (such as bus shelters, bicycle racks, kiosks and public toilets) is typically done in conjunction with a third party design or architectural firm. These street furniture designs then form the basis of a competitive bidding process to select a manufacturer. Our street furniture sites are posted by our own employees or subcontractors who also clean and maintain the sites. The decision to use our own employees or subcontractors is made on a market-by-market basis taking into consideration the mix of products in the market and local labor costs.
Our Markets
     The following tables set forth certain information regarding our displays owned or operated in markets worldwide. As of December 31, 2006, we owned or operated approximately 195,000 Americas displays and approximately 717,000 International displays. Our Americas markets are listed in order of their DMA® region ranking and our International markets are listed in descending order according to revenues contribution for the year ended December 31, 2006.

Our Americas Displays

DMA®				Street
Region		Billboards		Furniture	Transit		Other		Total
Rank	Markets	Bulletins	Posters	Displays	Displays		Displays(1)		Displays
	United States
1	New York, NY	•	•	•	•		•		16,715
2	Los Angeles, CA	•	•	•	•		•		11,715
3	Chicago, IL	•	•		•	(2)	•		14,913
4	Philadelphia, PA	•	•	•	•		•		6,944
5	Boston, MA (Manchester, NH)	•	•		•		•		7,300
6	San Francisco-Oakland-San Jose, CA	•	•	•	•		•		6,612
7	Dallas-Ft. Worth, TX	•	•	•	•		•		7,038
8	Washington, DC (Hagerstown, MD)	•	•	•	•		•		5,238
9	Atlanta, GA	•	•		•		•		3,260
10	Houston, TX	•	•		•	(2)	•		4,637
11	Detroit, MI				•		•		593
12	Tampa-St. Petersburg (Sarasota), FL	•	•	•	•		•		2,178
13	Seattle-Tacoma, WA	•	•		•		•		4,193
14	Phoenix, AZ	•			•		•	(2)	3,074
15	Minneapolis-St. Paul, MN	•	•		•		•		2,678
16	Cleveland-Akron (Canton), OH	•	•		•		•		2,303
17	Miami-Ft. Lauderdale, FL	•	•	•	•		•	(2)	4,702
18	Denver, CO				•		•		794
19	Sacramento-Stockton-Modesto, CA	•	•	•	•		•		1,360
20	Orlando-Daytona Beach-Melbourne, FL	•	•		•		•		4,964
21	St. Louis, MO				•		•		276
22	Pittsburgh, PA			•	•	(2)	•		651
23	Portland, OR	•	•		•		•		1,557
24	Baltimore, MD	•	•		•		•	(2)	615
25	Indianapolis, IN	•	•		•		•		1,973
26	San Diego, CA	•	•		•		•	(2)	1,317
27	Charlotte, NC				•		•		390
28	Hartford-New Haven, CT				•		•		628
29	Raleigh-Durham (Fayetteville), NC				•		•		55
30	Nashville, TN				•		•		361
31	Kansas City, KS/MO				•		•		701
32	Columbus, OH	•	•		•		•		1,765
33	Milwaukee, WI	•	•	•	•		•		3,902
34	Cincinnati, OH				•		•		429
35	Greenville-Spartanburg, SC- Asheville, NC-Anderson, SC				•				82
36	Salt Lake City, UT				•		•		63
37	San Antonio, TX	•	•		•	(2)	•	(2)	2,976
38	West Palm Beach-Ft. Pierce, FL	•	•		•				503
39	Grand Rapids-Kalamazoo-Battle Creek, MI				•				55

DMA®				Street
Region		Billboards		Furniture	Transit		Other		Total
Rank	Markets	Bulletins	Posters	Displays	Displays		Displays(1)		Displays
41	Harrisburg-Lancaster-Lebanon-York, PA						•		34
42	Norfolk-Portsmouth-Newport News, VA				•		•		413
43	New Orleans, LA				•				1,449
44	Memphis, TN	•	•	•	•		•		2,186
45	Oklahoma City, OK						•		12
46	Albuquerque-Santa Fe, NM	•	•		•				1,500
47	Greensboro-High Point-Winston Salem, NC				•				360
48	Las Vegas, NV	•	•		•		•	(2)	12,783
49	Buffalo, NY				•				465
50	Louisville, KY				•		•		190
51-100	Various U.S. Cities	•	•		•	(2)	•	(2)	10,800
101-150	Various U.S. Cities	•	•		•	(2)	•	(2)	5,545
151+	Various U.S. Cities				•		•		2,248
	Non-U.S. Markets
n/a	Aruba				•				1,092
n/a	Australia				•				1,190
n/a	Barbados				•				40
n/a	Brazil	•	•	•					8,182
n/a	Canada			•	•		•		4,074
n/a	Chile	•	•						1,340
n/a	Costa Rica				•				228
n/a	Dominican Republic				•				199
n/a	Grenada				•				119
n/a	Guam				•				947
n/a	Jamaica				•				133
n/a	Mexico			•			•		5,034
n/a	Netherlands Antilles				•				630
n/a	New Zealand				•				1,761
n/a	Peru	•	•	•	•		•		2,463
n/a	Saint Kitts and Nevis				•				151
n/a	Saint Lucia				•				223
n/a	Virgin Islands				•				227

					Total Americas Displays				195,528

(1)	Includes wallscapes, spectaculars and mall displays. Our inventory includes other small displays not counted as separate displays in this Annual Report since their contribution to our revenues is not material.

(2)	We have access to additional displays through arrangements with local advertising and other companies.

Our International Displays

		Street
		Furniture	Transit	Other	Total
International Markets	Billboards(1)	Displays	Displays(2)	Displays(3)	Displays
France	•	•	•	•	167,314
United Kingdom	•	•	•	•	84,200
Italy	•	•			55,025
China	•	•	•	•	59,465
Spain	•	•	•	•	33,142
Sweden	•	•	•	•	110,918
Australia/New Zealand		•	•		16,599
Belgium	•	•	•	•	23,228
Switzerland	•		•	•	17,424
Norway	•	•	•		19,222
Ireland	•	•			7,483
Denmark	•	•	•	•	32,579
Turkey	•	•	•	•	7,184
Finland	•	•	•		44,684
Holland	•	•			3,198
Poland	•	•		•	12,599
Baltic States/Russia	•		•		17,045
Greece			•	•	1,193
Singapore		•			3,778
India	•		•		747
Germany	•				64
Hungary	•				36
Austria	•				12
United Arab Emirates	•				1
Czech Republic	•				6
Ukraine	•				2

		Total International Displays			717,148

(1)	Includes spectaculars and neon displays.

(2)	Includes small displays.

(3)	Includes mall displays and other small displays counted as separate displays in this Annual Report since they form a substantial part of our network and International revenues.

Equity Investments
     In addition to the displays listed above, as of December 31, 2006, we had equity investments in various out-of-home advertising companies that operate in the following markets:

				Street
		Equity		Furniture	Transit	Other
Market	Company	Investment	Billboards(1)	Displays	Displays	Displays(2)
Outdoor Advertising Companies
South Africa (3)	Clear Channel Independent	50.0%	•	•	•
Italy	Alessi	34.3%	•	•	•
Italy	AD Moving SpA	17.5%	•		•
Hong Kong	Buspak	50.0%	•		•
Thailand	Master & More	32.5%	•	•
Belgium	MTB	49.0%			•
Belgium	Streep	25.0%			•
Denmark	City Reklame	45.0%	•
Other Media Companies
Norway	CAPA	50.0%
Holland	HOA Events	49.0%

(1)	Includes spectaculars and neon displays.

(2)	Includes mall displays and other small displays.

(3)	Clear Channel Independent is headquartered and has the majority of its operations in South Africa, but also operates in other African countries such as Angola, Botswana, Lesotho, Malawi, Mauritius, Mozambique, Namibia, Swaziland, Tanzania, Uganda and Zambia.
Company Strategy and Business Strengths
     Our fundamental goal is to increase shareholder value by maximizing our cash flow from operations worldwide. Accomplishing this goal requires the successful implementation of the following strategies:
Capitalize on global network and diversified product mix
     We seek to capitalize on our global network and diversified product mix to maximize revenues and increase profits. We can increase our operating margins by spreading our fixed investment costs over our broad asset base. In addition, by sharing best practices globally, we can quickly and effectively replicate our successes throughout the markets in which we operate. We believe our diversified product mix and long standing presence in many of our existing markets provide us with the platform necessary to launch new products and test new initiatives in a reliable and cost-effective manner.
Highlight the value of outdoor advertising relative to other media
     We seek to enhance revenue opportunities by focusing on specific initiatives that highlight the value of outdoor advertising relative to other media. We have made and continue to make significant investments in research tools, enabling our clients to better understand how our displays can successfully reach their target audiences and promote their advertising campaigns. Also, we are working closely with clients, advertising agencies and other diversified media companies to develop more sophisticated systems that will provide improved demographic measurements of outdoor advertising. We believe these measurement systems will further enhance the attractiveness of outdoor advertising for both existing clients and new advertisers.
Continue to focus on achieving operating efficiencies
     We continue to focus on achieving operating efficiencies throughout our global network. For example, in most of our United States markets, we have been transitioning our compensation programs in our operations departments from hourly wage scales to productivity based programs. We have decreased operating costs and capital needs by introducing energy saving lighting systems and innovative processes for changing advertising copy on our displays. Additionally, in certain heavy storm areas we continue to convert large format billboards to sectionless panels that face less wind resistance, reducing our weather-related losses in such areas.
Promote customer service
     We believe customer service is critical, and we have made significant commitments to provide innovative services to our clients. For example, we provide our United States clients with online access to information about our inventory, including pictures, locations and other pertinent display data that is helpful in their buying decisions. Additionally, in the United States we recently introduced a service guaranty in which we have committed to specific monitoring and reporting services to provide greater accountability and enhance customer satisfaction. We also introduced a proprietary online proof-of-performance system that is an additional tool our clients may use to measure our accountability. This system provides our clients with information about the dates on which their advertising copy is installed or removed from any display in their advertising program.
Pursue attractive acquisitions and other investments worldwide
     Through acquisitions and investments, we intend to strengthen our presence in existing markets and selectively enter new markets where the returns and growth potential of such expansion are consistent with our fundamental goal of increasing shareholder value. In particular, in recent years we have steadily added to our presence in Europe, Asia, Africa and Latin America. These regions continue to offer additional growth opportunities.
Pursue new cost effective technologies
     Advances in electronic displays, including flat screens, LCDs and LEDs, as well as corresponding reductions in costs, allow us to provide these technologies as alternatives to traditional methods of displaying our clients’ advertisements. These electronic displays may be linked through centralized computer systems to instantaneously and simultaneously change static advertisements on a large number of displays. We believe these capabilities will allow us to transition from selling space on a display to a single advertiser to selling time on that display to multiple advertisers. We believe this transition will create new advertising opportunities for our existing clients and will attract new advertisers, such as certain retailers that desire to change advertisements frequently and on short notice. For example, these technologies will allow retailers to promote weekend sales with the flexibility during the sales to make multiple changes to the advertised products and prices.
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
Employees
     As of February 22, 2007, we had approximately 2,800 employees in our Americas segment and approximately 4,900 employees in our International segment, of which approximately 100 were employed in corporate activities.
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
     United States federal, state and local regulations have a significant impact on the outdoor advertising industry and our business. One of the seminal laws was The Highway Beautification Act of 1965 (HBA), which regulates outdoor advertising on the 306,000 miles of Federal-Aid Primary, Interstate and National Highway Systems roads. HBA regulates the locations of billboards, mandates a state compliance program, requires the development of state standards, promotes the expeditious removal of illegal signs, and requires just compensation for takings. Size, location, lighting and the use of new technologies for changing displays, such as digital, are regulated by federal, state and local governments. Some states have enacted bans on billboard advertising altogether. Changes in laws and regulations affecting outdoor advertising at any level of government, including laws of the foreign jurisdictions in which we operate, could have a significant financial impact on us by requiring us to make significant expenditures or otherwise limiting or restricting some of our operations.
     From time to time, certain state and local governments and third parties have attempted to force the removal of displays under various state and local laws, including amortization. Amortization permits the display owner to operate its display which does not meet current code requirements for a specified period of time, after which it must remove or otherwise conform its display to the applicable regulations at its own cost without any compensation. Several municipalities within our existing markets have adopted amortization ordinances. Other regulations limit our ability to rebuild or replace nonconforming displays and require us to remove or modify displays not in strict compliance with applicable laws. In addition, from time to time third parties or local governments assert that we own or operate displays that either are not properly permitted or otherwise are not in strict compliance with applicable law. Such regulations and allegations have not materially impacted our results of operations to date, but if we are increasingly unable to resolve such allegations or obtain acceptable arrangements in circumstances in which our displays are subject to removal, modification or amortization, or if there occurs an increase in such regulations or their enforcement, our results could suffer.
     Legislation has from time to time been introduced in both the United States and foreign jurisdictions attempting to impose taxes on revenues of outdoor advertising companies. Several jurisdictions have already imposed such taxes as a percentage of our gross receipts of outdoor advertising revenues in that jurisdiction. While these taxes have not materially impacted our business and financial results to date, we expect states to continue to try to impose such taxes as a way of increasing revenues. The increased imposition of these taxes and our inability to pass on the cost of these taxes to our clients could negatively affect our operating income.
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
     Doing business in foreign countries involves certain risks that may not exist when doing business in the United States. The risks involved in foreign operations that could result in disruptions to our business or financial losses in our International operations against which we are not insured include:
•	exposure to local economic conditions, foreign exchange restrictions and restrictions on the withdrawal of foreign investment and earnings, investment restrictions or requirements, expropriations of property and changes in foreign taxation structures, each of which could reduce our profit from International operations;

•	potential adverse changes in the diplomatic relations of foreign countries with the United States and government policies against businesses owned by foreigners, each of which could affect our ability to continue operations in or enter into an otherwise profitable market;

•	changes in foreign regulations, such as the decision in France to lift the ban on most retail advertising on television;

•	hostility from local populations, potential instability of foreign governments and risks of insurrections, each of which could disrupt our ability to conduct normal business operations; and

•	risks of renegotiation or modification of existing agreements with governmental authorities and diminished ability to legally enforce our contractual rights in foreign countries, each of which could cause financial losses in otherwise profitable operations.
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
     Our street furniture and transit products businesses require us to obtain and renew contracts with municipalities and other governmental entities. Many of these contracts require us to participate in competitive bidding processes, typically have terms ranging from 3 to 20 years and have revenue share or fixed payment components. Our inability to successfully negotiate, renew or complete these contracts due to governmental demands and delay and the highly competitive bidding processes for these contracts could affect our ability to offer these products to our clients, or to offer them to our clients at rates that are competitive to other forms of advertising, without adversely affecting our net income.
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
     At December 31, 2006, our total indebtedness for borrowed money was $2.7 billion, approximately $2.5 billion of which is indebtedness owed to Clear Channel Communications. As of December 31, 2006, approximately $86.3 million of such total indebtedness (excluding interest) is due in 2007, $30.8 million is due in 2008, $64.0 million is due in 2009, $2.5 billion is due in 2010, $2.3 million is due in 2011 and $0.7 million thereafter. We may also incur additional substantial indebtedness in the future.
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
     We cannot assure our business will generate sufficient cash flow or that future borrowings will be available to us in an amount sufficient to enable us to pay our debt, including our debt to Clear Channel Communications, or to fund our other liquidity needs. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional equity capital or restructure or refinance all or a portion of our debt, including the debt with Clear Channel Communications, on or before maturity. We cannot assure we will be able to refinance any of our debt, including the debt with Clear Channel Communications, on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing debt, including the debt with Clear Channel Communications, and other future debt may limit our ability to pursue any of these alternatives.
The $2.5 billion note and agreements with Clear Channel Communications impose restrictions on our ability to finance operations and capital needs, make acquisitions or engage in other business activities and requires prepayment from substantially all proceeds from debt or equity raised by us.
     The $2.5 billion note and Master Agreement with Clear Channel Communications include restrictive covenants that, among other things, restrict our ability to:
•	issue any shares of capital stock or securities convertible into capital stock;

•	incur additional debt;

•	pay dividends and make distributions;

•	make certain acquisitions and investments;

•	repurchase our stock;

•	create liens;

•	enter into transactions with affiliates;

•	enter into sale-leaseback transactions;

•	dispose of all or substantially all of our assets; and

•	merge or consolidate.
     The existence of these restrictions could limit our ability to grow and increase our revenues or respond to competitive changes.
     In addition, the note with Clear Channel Communications requires us to prepay it in full upon a change of control (as defined in the note), and, upon our issuances of equity and incurrences of debt, subject to certain exceptions, to prepay the note in the amount of net proceeds received from such events. Our failure to comply with the terms and covenants in our indebtedness could lead to a default under the terms of those documents, which would entitle Clear Channel Communications or other holders to accelerate the indebtedness and declare all amounts owed due and payable.
Additional restrictions on outdoor advertising of tobacco, alcohol and other products may further restrict the categories of clients that can advertise using our products.
     Out-of-court settlements between the major United States tobacco companies and all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and four other United States territories include a ban on the outdoor advertising of tobacco products. Legislation regulating tobacco and alcohol advertising has also been introduced in a number of European countries in which we conduct business and could have a similar impact. Any significant reduction in alcohol-related advertising due to content-related restrictions could cause a reduction in our direct revenues from such advertisements and an increase in the available space on the existing inventory of billboards in the outdoor advertising industry.
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
     As of December 31, 2006, Clear Channel Communications owned all of our outstanding shares of Class B common stock, representing approximately 89% of the outstanding shares of our common stock. Each share of our Class B common stock entitles its holder to 20 votes and each share of our Class A common stock entitles its holder to 1 vote on all matters on which shareholders are entitled to vote. As a result, Clear Channel Communications controlled approximately 99% of the total voting power of our common stock.
     For so long as Clear Channel Communications continues to own shares of our common stock representing more than 50% of the total voting power of our common stock, it will have the ability to direct the election of all members of our Board of Directors and to exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations involving us, our acquisition or disposition of assets, our incurrence of indebtedness, our issuance of any additional common stock or other equity securities, our repurchase or redemption of common stock or preferred stock and our payment of dividends. Similarly, Clear Channel Communications will have the power to determine or significantly influence the outcome of matters submitted to a vote of our shareholders, including the power to prevent an acquisition or any other change in control of us. Because Clear Channel Communications’ interests as our controlling shareholder may differ from other shareholders’ interests, actions taken by Clear Channel Communications with respect to us may not be favorable to all shareholders.
     We have entered into a master agreement, a corporate services agreement, a trademark license agreement and a number of other agreements with Clear Channel Communications setting forth various matters governing our relationship with Clear Channel Communications while it remains a significant shareholder in us. These agreements, along with the $2.5 billion note, govern our relationship with Clear Channel Communications and allow Clear Channel Communications to retain control over, among other things, the continued use of the trademark “Clear Channel,” the provision of corporate services to us and our ability to make certain acquisitions or to merge or consolidate or to sell all or substantially all our assets. The rights of Clear Channel Communications under these agreements may allow Clear Channel Communications to delay or prevent an acquisition of us that our other shareholders may consider favorable. We are not able to terminate these agreements or amend them in a manner we deem more favorable so long as Clear Channel Communications continues to own shares of our common stock representing more than 50% of the total voting power of our common stock.
Conflicts of interest may arise between Clear Channel Communications and us that could be resolved in a manner unfavorable to us.
     Questions relating to conflicts of interest may arise between Clear Channel Communications and us in a number of areas relating to our past and ongoing relationships. Three of our directors continue to serve as directors of Clear Channel Communications. In addition, four of our executive officers continue to serve as executive officers of Clear Channel Communications. For as long as Clear Channel Communications continues to own shares of our common stock representing more than 50% of the total voting power of our common stock, it has the ability to direct the election of all the members of our Board of Directors and to exercise a controlling influence over our business and affairs.
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
     For so long as Clear Channel Communications continues to own at least 80% of the total voting power and value of our common stock, we and certain of our subsidiaries will be included in Clear Channel Communications’ consolidated group for U.S. federal income tax purposes. In addition, we or one or more of our subsidiaries may be included in the combined, consolidated or unitary tax returns of Clear Channel Communications or one or more of its subsidiaries for foreign, state and local income tax purposes. Under the Tax Matters Agreement, we pay to Clear Channel Communications the amount of federal, foreign, state and local income taxes which we would be required to pay to the relevant taxing authorities if we and our subsidiaries filed combined, consolidated or unitary tax returns and were not included in the consolidated, combined or unitary tax returns of Clear Channel Communications or its subsidiaries. In addition, by virtue of its controlling ownership and the Tax Matters Agreement, Clear Channel Communications effectively controls all of our tax decisions. The Tax Matters Agreement provides that Clear Channel Communications has the sole authority to respond to and conduct all tax proceedings (including tax audits) relating to us, to file all income tax returns on our behalf and to determine the amount of our liability to (or entitlement to payment from) Clear Channel Communications under the Tax Matters Agreement. This arrangement may result in conflicts of interest between Clear Channel Communications and us. For example, under the Tax Matters Agreement, Clear Channel Communications is able to choose to contest compromise or settle any adjustment or deficiency proposed by the relevant taxing authority in a manner that may be beneficial to Clear Channel Communications and detrimental to us.
     Moreover, notwithstanding the Tax Matters Agreement, federal law provides that each member of a consolidated group is liable for the group’s entire tax obligation. Thus, to the extent Clear Channel Communications or other members of the group fail to make any United States federal income tax payments required by law, we would be liable for the shortfall. Similar principles may apply for foreign, state and local income tax purposes where we file combined, consolidated or unitary returns with Clear Channel Communications or its subsidiaries for federal, foreign, state and local income tax purposes.
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
     Clear Channel Communications may sell all or part of the shares of our common stock it owns or distribute those shares to its shareholders, including pursuant to demand registration rights described in the Registration Rights Agreement. Sales or distributions by Clear Channel Communications of substantial amounts of our common stock in the public market or to its shareholders could adversely affect prevailing market prices for our Class A common stock. Clear Channel Communications has advised us it currently intends to continue to hold all of our common stock it owns. However, Clear Channel Communications is not subject to any contractual obligation that would prohibit it from selling, spinning off, splitting off or otherwise disposing of any shares of our common stock. Consequently, we cannot assure you Clear Channel Communications will maintain its ownership of our common stock.

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
The consummation of the merger between Clear Channel Communications and private equity funds sponsored by Bain Capital, LLC and Thomas H. Lee Partners L.P., or any deterioration in the financial condition of Clear Channel Communications, could adversely affect our access to the credit markets and increase our borrowing costs.
     The consummation of the merger between Clear Channel Communications and private equity funds, or, for so long as Clear Channel Communications maintains a significant interest in us, a deterioration in the financial condition of Clear Channel Communications, could have the effect of increasing our borrowing costs or impairing our access to the capital markets because of our reliance on Clear Channel Communications for availability under its revolving credit facility. If the merger is consummated we will no longer be able to access Clear Channel Communications’ revolving credit facility, in which event we may enter into a new credit facility. We expect the interest rate associated with a new facility would be greater than the rate we currently are charged. In addition, the interest rate we pay on the $2.5 billion note is based on the weighted average cost of debt for Clear Channel Communications, which we expect to increase if the proposed merger transaction is consummated. If that cost increases, whether as a result of the consummation of the merger or a deterioration in the financial condition of Clear Channel Communications, our borrowing costs also will increase. To the extent we do not pass on our increased borrowing costs to our clients, our profitability, and potentially our ability to raise capital, could be materially affected. Also, until the first date Clear Channel Communications owns less than 50% of our voting stock, pursuant to the Master Agreement between us and Clear Channel Communications, as well as pursuant to the $2.5 billion note, Clear Channel Communications will have the ability to limit our ability to incur debt or issue equity securities, which could adversely affect our ability to meet our liquidity needs or to grow our business.
Risks Related to Our Class A Common Stock
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
     We do not expect to pay dividends on our Class A common stock in the foreseeable future. We are a holding company with no independent operations and no significant assets other than the stock of our subsidiaries. We therefore are dependent upon the receipt of dividends or other distributions from our subsidiaries to pay dividends. In addition, pursuant to the covenants on the $2.5 billion note with Clear Channel Communications, our ability to pay dividends is restricted. Accordingly, if you purchase shares in us, the price of our Class A common stock must appreciate in order to realize a gain on your investment. This appreciation may not occur.
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
ITEM 1B. Unresolved Staff Comments
Not Applicable.
ITEM 2. Properties
     Our worldwide corporate headquarters are in San Antonio, Texas. The headquarters of our Americas operations are in Phoenix, Arizona, and the headquarters of our International operations are in London, England. The types of properties required to support each of our advertising branches include offices, production facilities and structure sites. A branch and production facility is generally located in an industrial or warehouse district.
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
ITEM 3. Legal Proceedings
     From time to time, we are involved in legal proceedings arising in the ordinary course of business. Under our agreements with Clear Channel Communications, we have assumed and will indemnify Clear Channel Communications for liabilities related to our business. Other than as described below, we do not believe there is any litigation pending that would have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.
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
ITEM 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year 2006.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our Class A common stock trades on the New York Stock Exchange under the symbol “CCO.” There were 113 shareholders of record as of February 22, 2007. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table sets forth, for the calendar quarters indicated, the reported high and low sales price of our Class A common stock as reported on the NYSE, beginning on November 11, 2005, the first day of trading for our common stock:

	Common Stock
	Market Price
	High	Low
2005
Fourth Quarter	$20.40	$18.00

2006
First Quarter	$23.95	$18.49
Second Quarter	24.20	19.31
Third Quarter	21.26	18.66
Fourth Quarter	28.13	19.49
     See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.
Dividend Policy
     To date, we have not paid dividends on our common stock and we do not anticipate paying any dividends on the shares of our common stock in the foreseeable future. Pursuant to the covenants on the $2.5 billion note with Clear Channel Communications, our ability to pay dividends is restricted. If cash dividends were to be paid on our common stock, holders of Class A common stock and Class B common stock would share equally, on a per share bases, in any such cash dividend.
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
     We have prepared our combined financial statements as if Clear Channel Outdoor had been in existence as a separate company throughout all relevant periods. The results of operations data, segment data and cash flow data for the years presented below were derived from our audited consolidated and combined financial statements.
     You should read the information contained in this table in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical audited consolidated and combined financial statements and the accompanying notes thereto included elsewhere in this Annual Report.

	Year Ended December 31,
(In thousands, except per share data)	2006	2005	2004	2003	2002
Results of Operations Data:
Revenue	$2,897,721	$2,666,078	$2,447,040	$2,174,597	$1,859,641
Operating expenses (1):
Direct operating expenses	1,453,100	1,342,307	1,262,317	1,133,386	957,830
Selling, general and administrative expenses	548,736	541,794	499,457	456,893	392,803
Depreciation and amortization	407,730	400,639	388,217	379,640	336,895
Corporate expenses	65,542	61,096	53,770	54,233	52,218
Gain on disposition of assets— net	22,846	3,488	10,791	16,669	8,223

Operating income	445,459	323,730	254,070	167,114	128,118
Interest expense on debt with Clear Channel Communications	153,500	182,667	145,653	145,648	227,402
Interest expense	9,083	15,687	14,177	14,201	11,623
Equity in earnings (loss) of nonconsolidated affiliates	7,460	9,844	(76)	(5,142)	3,620
Other income (expense)— net	331	(12,291)	(16,530)	(21,358)	(837)

Income (loss) before income taxes, minority interest and cumulative effect of a change in accounting principle	290,667	122,929	77,634	(19,235)	(108,124)
Income tax (expense) benefit:
Current	(82,553)	(51,173)	(23,422)	12,092	72,008
Deferred	(39,527)	5,689	(39,132)	(23,944)	(21,370)

Income tax (expense) benefit	(122,080)	(45,484)	(62,554)	(11,852)	50,638
Minority interest income (expense)— net	(15,515)	(15,872)	(7,602)	(3,906)	1,778

Income (loss) before cumulative effect of a change in accounting principle	153,072	61,573	7,478	(34,993)	(55,708)
Cumulative effect of a change in accounting principle, net of tax of $113,173 in 2004 and $504,927 in 2002 (2)	—	—	(162,858)	—	(3,527,198)

Net income (loss)	$153,072	$61,573	$(155,380)	$(34,993)	$(3,582,906)

Net income (loss) per common share:
Basic:
Income (loss) before cumulative effect of a change in accounting principle	$.43	$.19	$.02	$(.11)	$(.18)
Cumulative effect of a change in accounting principle	—	—	(.52)	—	(11.20)

Net income (loss)	$.43	$.19	$(.50)	$(.11)	$(11.38)

Weighted average common shares	352,155	319,890	315,000	315,000	315,000

Diluted:
Income (loss) before cumulative effect of a change in accounting principle	$.43	$.19	$.02	$(.11)	$(.18)
Cumulative effect of a change in accounting principle	—	—	(.52)	—	(11.20)

Net income (loss)	$.43	$.19	$(.50)	$(.11)	$(11.38)

Weighted average common shares	352,262	319,921	315,000	315,000	315,000

	Year Ended December 31,
(In thousands)	2006	2005	2004	2003	2002
Balance Sheet Data:
Current assets	$1,189,915	$1,050,180	$1,107,240	$958,669	$753,289
Property, plant and equipment — net	2,191,839	2,153,428	2,195,985	2,264,106	2,213,817
Total assets	5,421,891	4,918,345	5,240,933	5,232,820	4,926,205
Current liabilities	841,509	793,812	749,055	736,202	642,330
Long-term debt, including current maturities	2,684,176	2,727,786	1,639,380	1,670,017	1,713,493
Shareholders’/owner’s equity	1,586,378	1,209,437	2,729,653	2,760,164	2,578,943

(1)	Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment. In accordance with the provisions of Statement 123(R), the Company elected to adopt the standard using the modified prospective method. See Note K to the Company’s 2006 financial statements.

(2)	Cumulative effect of change in accounting principle for the year ended December 31, 2004 related to a non-cash charge recognized in accordance with the adoption of Topic D-108, Use of Residual Method to Value Acquired Assets other than Goodwill. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Indefinite-lived Assets.” Cumulative effect of a change in accounting principle for the year ended December 31, 2002 related to an impairment of goodwill recognized in accordance with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.
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
     Management’s discussion and analysis, or MD&A, of our financial condition and results of operations is provided as a supplement to the audited annual financial statements and accompanying notes thereto to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The information included in MD&A should be read in conjunction with the annual financial statements. MD&A is organized as follows:
•	Overview. This section provides a general description of our business, as well as other matters we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the years ended December 31, 2006, 2005 and 2004. Our discussion is presented on both a consolidated and segment basis. Our reportable operating segments are Americas and International. Approximately 94% of our 2006 Americas revenues were derived from the United States, with the balance derived primarily from Canada and Latin America. Approximately 50% of our 2006 International revenues were derived from France and the United Kingdom. We manage our segments primarily focusing on operating income. Corporate expenses, gain on the disposition of asset — net, interest expense, equity in earnings (loss) of nonconsolidated affiliates, other income (expense) — net, income taxes, minority interest expense — net, and cumulative effect of a change in accounting principle are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

•	Financial condition and liquidity. This section provides a discussion of our financial condition as of December 31, 2006, as well as an analysis of our cash flows for the years ended December 31, 2006, 2005 and 2004. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity, (ii) our key debt covenants and (iii) our outstanding debt and commitments (both firm and contingent) that existed as of December 31, 2006.

•	Seasonality and Market risk management. This section discusses seasonality and how we manage exposure to potential losses arising from adverse changes in foreign currency exchange rates and interest rates.

•	Recent accounting pronouncements and Critical accounting estimates. This section discusses accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note A to our consolidated and combined financial statements included elsewhere in this Annual Report.
OVERVIEW
Description of Business
     Our revenues are derived from selling advertising space on approximately 910,000 displays owned or operated as of December 31, 2006, consisting primarily of billboards, street furniture displays and transit displays. We own the majority of our advertising displays, which typically are located on sites that we either lease or own or for which we have acquired permanent easements. Our advertising contracts with clients typically outline the number of displays reserved, the duration of the advertising campaign and the unit price per display.
     Our advertising rates are based on the gross rating points, or total number of impressions delivered, expressed as a percentage of a market population of a display or group of displays. The number of impressions delivered by a display is measured by the number of people passing the site during a defined period of time and, in some International markets, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic. Management typically monitors our business by reviewing the average rates, average revenues per display, occupancy and inventory levels of each of our display types by market. In addition, because a significant portion of our advertising operations are conducted in foreign markets, principally

France and the United Kingdom, management reviews the operating results from our foreign operations on a constant dollar basis. A constant dollar basis allows for comparison of operations independent of foreign exchange movements. Because revenue-sharing and minimum guaranteed payment arrangements are more prevalent in our International operations, the margins in our International operations typically are less than the margins in our Americas operations. The margins on our billboard contracts tend to be higher than for our other displays.
     The significant expenses associated with our operations include (i) direct production, maintenance and installation expenses, (ii) site lease expenses for land under our displays and (iii) revenue-sharing or minimum guaranteed amounts payable under our billboard, street furniture and transit display contracts. Our direct production, maintenance and installation expenses include costs for printing, transporting and changing the advertising copy on our displays, the related labor costs, the vinyl and paper costs and the costs for cleaning and maintaining our displays. Vinyl and paper costs vary according to the complexity of the advertising copy and the quantity of displays. Our site lease expenses include lease payments for use of the land under our displays, as well as any revenue-sharing arrangements or minimum guaranteed amounts payable we may have with the landlords. The terms of our Americas site leases generally range from 1 to 20 years. The terms of our International site leases generally range from 1 to 15 years, but vary across our networks.
     Our street furniture and transit display contracts, the terms of which range from 3 to 20 years, generally require us to make upfront investments in property, plant and equipment. These contracts may also include upfront lease payments or minimum annual guaranteed lease payments. We can give no assurance that our cash flows from operations over the terms of these contracts will exceed the upfront and minimum required payments.
Relationship with Clear Channel Communications
     Effective November 9, 2005 Clear Channel Communications and its subsidiaries contributed and transferred to us all of the assets and liabilities of the outdoor advertising businesses not currently held by us. We became a publicly traded company on November 11, 2005 through an initial public offering, or IPO, in which we sold 10% of our common stock, or 35.0 million shares of our Class A common stock. Prior to our initial public offering we were an indirect wholly-owned subsidiary of Clear Channel Communications. Clear Channel Communications currently owns all of our outstanding shares of Class B common stock representing approximately 89% of the outstanding shares of our common stock and approximately 99% of the total voting power of our common stock.
     On November 16, 2006, Clear Channel Communications agreed to be acquired by a group of equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. The closing of the transaction is subject to Clear Channel Communications’ shareholder approval, antitrust clearances, FCC approval and other customary closing conditions.
     Clear Channel Communications has advised us that its current intent is to continue to hold all of our Class B common stock and thereby retain its controlling interest in us. However, Clear Channel Communications is not subject to any contractual obligation that would prohibit it from selling, spinning off, splitting off or otherwise disposing of any shares of our common stock.
     In accordance with the Master Agreement, our branch managers follow a corporate policy allowing Clear Channel Communications to use, without charge, Americas’ displays they believe would otherwise be unsold. Our sales personnel receive partial revenue credit for that usage for compensation purposes. This partial revenue credit is not included in our reported revenues. Clear Channel Communications bears the cost of producing the advertising and we bear the costs of installing and removing this advertising. In 2006, we estimated these discounted revenues would have been less than 2% of our Americas revenues.
Factors Affecting Results of Operations and Financial Condition
     Our operating results are affected by general economic conditions, as well as trends in the out-of-home advertising industry. Government regulation and geopolitical events also impact the outdoor advertising industry. In certain markets, the impact of regulation on the advertising industry may have a negative impact on our revenues. For example, changes in French regulation allow retail advertisers to place some of their advertising spending on television beginning January 1, 2007 which previously was not allowed. We anticipate this shift from outdoor media to television will impact our advertising revenues derived from France. Total retail advertising in France accounted for less than 3% of our global revenues in 2006.
     The outdoor advertising industry is also influenced by the commuting habits of the general population. Population growth and increasing drive and other commute times are our key growth drivers. Outdoor advertising provides advertisers the ability to capture the growing mobile audience base. Technological advances also provide opportunities in the outdoor advertising industry. For example, digital display capabilities offer innovative advances in electronic displays which are expected to allow us to quickly and frequently change advertisements on displays, facilitating our transition from selling an advertiser display space to selling an advertiser time on multiple displays.
     There are several additional factors that could materially impact our results of operations. See “Item 1A. Risk Factors” for a more comprehensive list of these factors.
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
     Under the Corporate Services Agreement, Clear Channel Communications allocates to us our share of costs for services provided on our behalf based on actual direct costs incurred by Clear Channel Communications or an estimate of Clear Channel Communications’ expenses incurred on our behalf. For the years ended December 31, 2006, 2005 and 2004, we recorded approximately $24.3 million, $16.0 million and $16.6 million, respectively, as a component of corporate expenses for these services.
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
Share-Based Payments
     We adopted FAS 123(R), Share-Based Payment, on January 1, 2006, under the modified-prospective approach which requires us to recognize employee compensation costs related to our stock option grants in the same line items as cash compensation in the 2006 financial statements for all options granted after the date of adoption as well as for any options that were unvested at adoption. Under the modified-prospective approach, no stock option expense attributable to these options is reflected in the financial statements for 2005. The amounts recorded as share-based payments in the financial statements during 2005 relate to the expense associated with restricted stock awards. We recognized $4.3 million, $1.7 million and $0.1 million of share-based payments in direct operating, SG&A and corporate expenses, respectively, during the year ended December 31, 2006. As of December 31, 2006, there was $13.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately three years. However, if Clear Channel Communications’ Agreement and Plan of Merger is approved, the expense becomes recognizable at the closing of the transaction.
     The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility on the Company’s stock, and other factors. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise and employee terminations within the valuation model. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option.

RESULTS OF OPERATIONS
Consolidated and Combined Results of Operations
The following table summarizes our historical results of operations:

	Year Ended December 31,
(In thousands)	2006	2005	2004
Revenue	$2,897,721	$2,666,078	$2,447,040
Operating expenses:
Direct operating expenses	1,453,100	1,342,307	1,262,317
Selling, general and administrative expenses	548,736	541,794	499,457
Depreciation and amortization	407,730	400,639	388,217
Corporate expenses	65,542	61,096	53,770
Gain on disposition of assets— net	22,846	3,488	10,791

Operating income	445,459	323,730	254,070
Interest expense (including interest on debt with Clear Channel Communications)	162,583	198,354	159,830
Equity in earnings (loss) of nonconsolidated affiliates	7,460	9,844	(76)
Other income (expense)— net	331	(12,291)	(16,530)

Income before income taxes, minority interest and cumulative effect of a change in accounting principle	290,667	122,929	77,634
Income tax (expense) benefit:
Current	(82,553)	(51,173)	(23,422)
Deferred	(39,527)	5,689	(39,132)

Income tax (expense) benefit	(122,080)	(45,484)	(62,554)
Minority interest expense— net	(15,515)	(15,872)	(7,602)

Income before cumulative effect of a change in accounting principle	153,072	61,573	7,478
Cumulative effect of a change in accounting principle, net of tax of $113,173 in 2004	—	—	(162,858)

Net income (loss)	$153,072	$61,573	$(155,380)

Revenue
     Our revenue increased approximately $231.6 million, or 9%, during 2006 as compared to 2005. Our Americas segment’s revenue increased $125.0 million from an increase in revenue across our displays as well as the acquisition of Interspace Airport Advertising, which we acquired in July 2006. Interspace contributed approximately $30.2 million to revenue in 2006. Our International segment contributed $106.7 million, which includes approximately $44.9 million during the first six months of 2006 related to our consolidation of Clear Media Limited, a Chinese outdoor advertising company. In July 2005, we increased our investment in Clear Media to a majority controlling interest. We previously accounted for this investment as an equity method investment. Increased street furniture revenues also contributed to our International revenue growth. Our 2006 revenue increased $17.4 million due to movements in foreign exchange.
     Our revenue increased approximately $219.0 million, or 9%, during 2005 as compared to 2004. Included in these results is approximately $8.6 million from increases in foreign exchange as compared to 2004. Our Americas operations contributed approximately $124.3 million primarily from increased rates on our bulletin and poster inventory during 2005. Our International operations contributed approximately $47.4 million related to our consolidation of Clear Media. In addition, our International operations also experienced improved yield on our street furniture inventory during 2005 compared to 2004. Partially offsetting this International revenue growth was a decline in revenue in our French business in 2005 as compared to 2004.

Direct Operating Expenses
     Direct operating expenses increased $110.8 million for 2006 compared to 2005. Americas direct operating expenses increased $43.8 million driven by increased site lease expenses associated with the increase in revenue and the acquisition of Interspace. Interspace contributed $13.0 million to direct operating expenses in 2006. Our International segment contributed $66.9 million, of which $18.0 million during the first six months of 2006 related to our consolidation of Clear Media and the remainder was principally due to an increase in site lease expenses. Included in our direct operating expense growth is $10.6 million from increases in foreign exchange. Share-based payments included in direct operating expenses associated with the adoption of FAS 123(R) were $4.3 million for 2006.
     Direct operating expenses increased approximately $80.0 million, or 6%, during 2005 as compared 2004. Included in these expenses is approximately $4.1 million from increases in foreign exchange as compared to 2004. Our Americas operations contributed approximately $21.8 million to the increased expense primarily due to increased site lease expenses from higher revenue sharing rentals on our transit, mall and wallscape inventory as well as increased direct production expenses, all associated with the increase in revenues. Our International operations experienced higher expenses attributable to increases in revenue sharing and minimum annual guarantees partially from new contracts entered in 2005 and approximately $18.3 million from our consolidation of Clear Media.
Selling, General and Administrative Expenses (SG&A)
     SG&A increased $6.9 million during 2006 compared to 2005. SG&A increased $20.6 million in our Americas segment principally related to an increase in bonus and commission expenses associated with the increase in revenues. Our International SG&A expenses declined $13.6 million primarily attributable to a $9.8 million reduction recorded in 2006 as a result of the favorable settlement of a legal proceeding, as well as $26.6 million related to restructuring our businesses in France recorded in the third quarter of 2005. Partially offsetting this decline in our International SG&A was $9.5 million from our consolidation of Clear Media. Included in our SG&A expense growth in 2006 is $3.9 million from increases in foreign exchange. Share-based payments included in SG&A associated with the adoption of FAS 123(R) were $1.7 million for 2006.
     SG&A increased approximately $42.3 million, or 8%, during 2005 as compared to 2004. Included in these expenses is approximately $1.7 million from increases in foreign exchange as compared to 2004. Our Americas operations increased approximately $13.7 million primarily from increased commission expenses associated with the increase in revenues. In addition to foreign exchange increases, our International operations SG&A increased $26.6 million from restructuring costs from restructuring our business in France during the third quarter of 2005.
Depreciation and Amortization
     Depreciation and amortization increased $7.1 million in 2006 as compared to 2005. The increase is primarily attributable to the consolidation of Clear Media and the acquisition of Interspace, partially offset by a decrease in depreciation as a result of fewer display removals in 2006 which resulted in less accelerated depreciation.
     Depreciation and amortization increased approximately $12.4 million in 2005 as compared to 2004. The increase is primarily attributable to the consolidation of Clear Media and from increases in foreign exchange rates, partially offset by a decrease in our Americas segment as a result of fewer display removals in 2005 which resulted in less accelerated depreciation.
Corporate Expenses
     Corporate expenses increased $4.4 million in 2006 as compared to 2005. The increase was a result of higher performance related bonus expense and additional outside professional services primarily from costs related to the first full year as a public Company. Corporate expenses increased approximately $7.3 million in 2005 as compared to 2004. The increase is primarily a result of higher performance related bonus expenses.
     Clear Channel Communications provides management services to us, which include, among other things, (i) treasury, payroll and other financial related services, (ii) executive officer services, (iii) human resources and employee benefits services, (iv) legal, public affairs and related services, (v) information systems, network and related services, (vi) investment services, (vii) procurement and sourcing support services, and (viii) other general corporate services. These services are allocated to us based on actual direct costs incurred or on Clear Channel Communications’ estimate of expenses relative to a seasonally adjusted headcount. For the years ended December 31, 2006, 2005, and 2004, we recorded approximately $24.3 million, $16.0 million, and $16.6 million, respectively, as a component of corporate expenses for these services.
Gain on the Disposition of Assets — Net
     The gain on disposition of assets — net of $22.8 million for the year ended December 31, 2006, primarily related to a $13.2 million gain in our Americas segment from the exchange of assets in one of our markets for the assets of a third party located in a different market.
Interest Expense (Including Interest on Debt with Clear Channel Communications)
     Interest expense decreased $35.8 million during 2006 as compared to 2005, primarily as a result of a decrease in average debt outstanding. Prior to the IPO, we had two fixed principal and interest rate notes in place. The first note, in the original principal amount of approximately $1.4 billion, accrued interest at 10% per annum. The second note, in the original principal amount of $73.0 million, accrued interest at 9% per annum. We used all of the net proceeds from the IPO, along with our balance in the “Due from Clear Channel Communications” account, to repay a portion of the outstanding balances of the $1.4 billion and $73.0 million notes. The remaining balance of $393.7 million was recorded as a capital contribution pursuant to the Master Agreement between us and Clear Channel Communications.
     Interest expense increased $38.5 million during 2005 as compared to 2004 primarily from a $2.5 billion note with Clear Channel Communications issued on August 2, 2005. The note accrues interest at a variable per annum rate based on the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. The interest rate as of December 31, 2005 was 5.9%.
     If the proposed merger transaction between Clear Channel Communications and private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners L.P. is consummated, we expect interest expense will increase.
Other Income (Expense) — Net
     Other expense — net of $12.3 million and $16.5 million for the year ended December 31, 2005 and 2004, respectively, relates primarily to royalty fees. During 2005 and 2004 we recorded $14.8 million and $15.8 million, respectively, in royalty fees which represented payments to Clear Channel Communications for our use of certain trademarks and licenses. The royalty fee was discontinued as of January 1, 2006.
Income Taxes
     Our operations are included in a consolidated income tax return filed by Clear Channel Communications. However, for our financial statements, our provision for income taxes was computed on the basis that we file separate consolidated federal income tax returns with our subsidiaries.
     Our effective tax rate for the year ended December 31, 2006 was 42%. The increase in current tax expense of $31.4 million for the year ended December 31, 2006 over 2005 was due primarily to an increase in “Income before income taxes, minority interest and cumulative effect of a change in accounting principle” of $167.7 million. This increase was partially offset by current tax benefits of approximately $20.4 million being recorded in 2006 related to tax losses on the disposition of certain operating assets and the filing of an amended tax return. Deferred tax expense increased by $45.2 million for the year ended December 31, 2006 over 2005 primarily due to the tax losses on the disposition of certain operating assets and the filing of the amended tax return mentioned above. In addition, foreign deferred tax expense increased by $25.9 million for the year ended December 31, 2006 primarily due to (i) the reversal of deferred tax assets related to tax losses in certain foreign jurisdictions and the uncertainty of the ability to utilize those tax losses in the future and (ii) increased deferred tax benefits in 2005 due to a change in the carrying value of certain deferred tax liabilities as a result of certain local country law and tax rate changes.

     Our effective tax rate for the year ended December 31, 2005 was 37%. During 2005, the company recorded a current tax benefit of approximately $8.0 million due to the favorable resolution of certain tax contingencies in 2005 which resulted in a lower effective tax rate for 2005 as compared to 2004.
     The increase in current tax expense of $27.8 million for the year ended December 31, 2005 over 2004 was due primarily to an increase in “Income before income taxes and cumulative effect of a change in accounting principle” of $45.3 million. Deferred tax expense decreased by $44.8 million for the year ended December 31, 2005 due to less tax depreciation recorded in 2005 as well as certain tax losses on the disposition of assets recorded in 2004. The decrease in tax depreciation is primarily the result of the expiration of certain favorable bonus depreciation tax rules in 2004.
     Our effective tax rate for the year ended December 31, 2004 was 81%. The effective tax rate is primarily a result of our mix of earnings and losses in foreign jurisdictions and certain deferred tax adjustments necessary to transition from being a wholly-owned subsidiary.
     In 2004, current and deferred foreign tax expense of $16.6 million was recorded on certain International subsidiaries generating net positive taxable income. There were no current and deferred foreign tax benefits recorded on certain International subsidiaries generating taxable losses due to the uncertainty of the ability to utilize such losses within the applicable carryforward periods. The impact of the foregoing provides for foreign tax expense of $16.6 million on foreign pre-tax earnings of $14.8 million, which is an effective tax rate of 112.2%. The foreign tax rate in combination with certain adjustments to our domestic effective tax rate related to (i) additional state deferred tax expense necessary to adjust state deferred tax assets to an amount expected to be recoverable in future years considering the pending Clear Channel Communications group structure changes, and (ii) additional current tax expense of approximately $6.3 million necessary to accrue for tax and interest on ongoing tax contingencies, contribute to our overall effective tax rate for the period.
Cumulative Effect of a Change in Accounting Principle
     The SEC staff issued Staff Announcement No. D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill, at the September 2004 meeting of the Emerging Issues Task Force which we adopted in the fourth quarter of 2004. The Staff Announcement states that the residual method should no longer be used to value intangible assets other than goodwill. Rather, a direct method should be used to determine the fair value of all intangible assets other than goodwill required to be recognized under Statement of Financial Accounting Standards No. 141, Business Combinations. Our adoption of the Staff Announcement resulted in the aggregate carrying value of our Americas permits exceeding their fair value. The Staff Announcement requires us to report the excess value of approximately $162.9 million, net of tax, as a cumulative effect of a change in accounting principle in 2004.
Americas Results of Operations

	Year Ended December 31,
(In thousands)	2006	2005	2004
Revenue	$1,341,356	$1,216,382	$1,092,089
Direct operating expenses	534,365	490,519	468,687
Selling, general and administrative expenses	207,326	186,749	173,010
Depreciation and amortization	178,970	180,559	186,620

Operating income	$420,695	$358,555	$263,772

     Our Americas revenue increased 10% during 2006 as compared to 2005 from revenue growth across our inventory. We experienced rate increases on most of our inventory while occupancy remained essentially unchanged during 2006 as compared to 2005. Our airport revenue increased $44.8 million in 2006 as compared to 2005 primarily related to $30.2 million from our acquisition of Interspace in July 2006. Revenue growth occurred across both our large and small markets such as Miami, San Antonio, Sacramento, Albuquerque and Des Moines.
     Direct operating expenses increased $43.8 million in 2006 as compared to 2005 primarily from an increase in site lease expenses of approximately $30.2 million as well as $3.4 million related to the adoption of FAS 123(R). Interspace contributed $13.0 million to direct operating expenses in 2006. Our SG&A expenses increased $20.6 million in 2006 over 2005 primarily from an increase in bonus and commission expenses of $7.6 million related to the increase in revenue, $6.2 million from Interspace and $1.3 million of share-based payments related to the adoption of FAS 123(R).
     During 2005, our revenue grew approximately $124.3 million, or 11%, over the 2004. The increase was primarily due to an increase in bulletin and poster revenues attributable to increased rates during 2005. Increased revenues from our airport, street furniture and transit advertising displays also contributed to the revenue increase. Growth occurred across our markets including New York, Miami, Houston, Seattle, Cleveland and Las Vegas. Strong advertising client categories for the year included business and consumer services, entertainment and amusements, retail and telecommunications.
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
     Depreciation and amortization declined $6.1 million in 2005 as compared to 2004 primarily from fewer display removals during 2005, which resulted in less accelerated depreciation. We suffered hurricane damage on some of our billboards in Florida and the Gulf Coast which required us to write-off the remaining book value of these structures as additional depreciation and amortization expense in 2004.
International Results of Operations

	Year Ended December 31,
(In thousands)	2006	2005	2004
Revenue	$1,556,365	$1,449,696	$1,354,951
Direct operating expenses	918,735	851,788	793,630
Selling, general and administrative expenses	341,410	355,045	326,447
Depreciation and amortization	228,760	220,080	201,597

Operating income	$67,460	$22,783	$33,277

     Revenue in our International segment increased 7% in 2006 as compared to 2005. The increase includes approximately $44.9 million during the first six months of 2006 related to our consolidation of Clear Media, which we began consolidating in July 2005. Also contributing to the increase was approximately $25.9 million from growth in street furniture revenues and $11.9 million related to movements in foreign exchange, partially offset by a decline in billboard revenues for 2006 as compared to 2005.
     Direct operating expenses increased $66.9 million during 2006 as compared to 2005. The increase was primarily attributable to $18.0 million during the first six months of 2006 related to our consolidation of Clear Media, as well as an increase in site lease expenses of approximately $37.7 million and approximately $7.7 million related to movements in foreign exchange. Also included in the increase was $0.9 million related to the adoption of FAS 123(R). Our SG&A expenses declined $13.6 million primarily attributable a $9.8 million reduction recorded in 2006 as the result of a favorable settlement of a legal proceeding as well as $26.6 million related to restructuring our businesses in France recorded in the third quarter of 2005. Partially offsetting this decline was $9.5 million from our consolidation of Clear Media and $2.9 from movements in foreign exchange.
     Depreciation and amortization increased $8.7 million in 2006 as compared to 2005. The increase is primarily attributable to the consolidation of Clear Media.
     During 2005, revenue increased approximately $94.7 million, or 7%, as compared to 2004. Revenue growth was attributable to increases in our street furniture and transit revenues. We also experienced improved yield on our street furniture inventory during 2005 compared to 2004. Also included in the year ended December 31, 2005 is approximately $47.4 million from our consolidation of Clear Media, which until July 2005, we accounted for as an equity method investment. Leading markets contributing to the Company’s International revenue growth were China, Italy, the United Kingdom and Australia. The Company faced challenges in France throughout 2005, with revenues declining from 2004. Strong advertising categories during 2005 were food and drink, retail, media and entertainment, business and consumer services and financial services.
     Direct operating expenses grew $58.2 million, or 7%, during the year ended December 31, 2005 as compared to 2004. Our direct operating expenses increased as a result of higher site lease rental expense associated with increases in revenue sharing and minimum annual guarantees partially from new contracts entered in 2005. Included in the increase is approximately $18.3 million from our consolidation of Clear Media. Our SG&A grew approximately $28.6 million, or 9%, during 2005 as compared to 2004 primarily due to a $26.6 million charge associated with our restructuring of our business in France during the third quarter of 2005.
     Depreciation and amortization expense increased approximately $18.5 million in 2005 as compared to 2004, due primarily to our consolidation of Clear Media and increases in foreign exchange.
Reconciliation of Segment Operating Income (Loss)

	Year Ended December 31,
(In thousands)	2006	2005	2004
Americas	$420,695	$358,555	$263,772
International	67,460	22,783	33,277
Corporate	(65,542)	(61,096)	(53,770)
Gain on disposition of assets — net	22,846	3,488	10,791

Consolidated and combined operating income	$445,459	$323,730	$254,070

FINANCIAL CONDITION AND LIQUIDITY
Clear Channel Communications’ Agreement and Plan of Merger
     Clear Channel Communications’ capitalization, liquidity and capital resources will change substantially if their Agreement and Plan of Merger is approved. Upon the closing of the merger, Clear Channel Communications will be highly leveraged. A deterioration in the financial condition of Clear Channel Communications could increase our borrowing costs or impair our access to the capital markets because of our reliance on Clear Channel Communications for availability under its revolving credit facility. If the merger is consummated we will no longer be able to access Clear Channel Communications’ revolving credit facility, in which event we may enter into a new credit facility. We expect the interest rate associated with a new facility would be greater than the rate we currently are charged. In addition, the interest rate we pay on our $2.5 billion promissory note is based on the weighted average cost of debt for Clear Channel Communications which we expect to increase if the proposed merger transaction is consummated. If that cost increases, whether as a result of the consummation of the merger or a deterioration in the financial condition of Clear Channel Communications, our borrowing costs also will increase. To the extent we cannot pass on our increased borrowing costs to our clients, our profitability, and potentially our ability to raise capital, could be materially affected. Also, so long as Clear Channel Communications maintains a significant interest in us, pursuant to the Master Agreement between Clear Channel Communications and us, Clear Channel Communications will have the ability to limit our ability to incur debt or issue equity securities, which could adversely affect our ability to meet our liquidity needs.
Cash Flows
     The following table summarizes our historical cash flows:

	Year Ended December 31,
(In thousands)	2006	2005	2004
Cash provided by (used in):
Operating activities	$538,541	$510,088	$492,495
Investing activities	$(489,010)	$(361,371)	$(310,658)
Financing activities	$(53,165)	$(77,550)	$(182,006)

Operating Activities
     2006
     Net cash flow from operating activities of $538.5 million for 2006 principally reflects net income of $153.1 million and depreciation and amortization of $407.7 million. Net cash flows from operating activities also reflects an increase of $101.3 million in accounts receivable as a result of the increase in revenue and an increase of $65.4 million in accounts payable, accrued expenses and other liabilities.
     2005
     Net cash flow from operating activities of $510.1 million for the year ended December 31, 2005 principally reflects net income of $61.6 million and depreciation and amortization of $400.6 million. Net cash flows from operating activities also reflects decreases in other current assets, accounts payable and deferred income. These decreases were partially offset by increases in accounts receivable, prepaid expenses and accrued income taxes.
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
Investing Activities
     2006
     Net cash used in investing activities of $489.0 million for 2006 principally reflects capital expenditures of $233.9 million related to purchases of property, plant and equipment and $242.4 million related to acquisitions of operating assets.
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
Financing Activities
     2006
     Cash used in financing activities of $53.2 million for 2006 principally reflects net reductions in debt of $59.7 million.
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
Liquidity
Sources of Capital
     As of December 31, 2006 and 2005, we had the following debt outstanding, cash and cash equivalents and amounts due to and due from Clear Channel Communications:

	Year Ended December 31,
(In millions)	2006	2005
Bank credit facility	$23.5	$15.0
Debt with Clear Channel Communications	2,500.0	2,500.0
Other long-term debt	160.7	212.8
Due to Clear Channel Communications	4.2	—

Total debt	2,688.4	2,727.8
Less: Cash and cash equivalents	105.4	108.6
Less: Due from Clear Channel Communications	—	0.1

	$2,583.0	$2,619.1

     Bank Credit Facility
     In addition to cash flows from operations, another source of liquidity is through borrowings under a $150.0 million sub-limit included in Clear Channel Communications’ five-year, multicurrency $1.75 billion revolving credit facility. Certain of our International subsidiaries may borrow under the sub-limit to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. The interest rate on outstanding balances under the credit facility is based upon LIBOR or, for Euro denominated borrowings, EURIBOR, plus, in each case, a margin. At December 31, 2006, the outstanding balance on the sub-limit was approximately $23.5 million, and approximately $126.5 million was available for future borrowings, with the entire balance to be paid on July 12, 2009. At December 31, 2006, the interest rate on borrowings under this credit facility was 5.7%. As of February 22, 2007, the outstanding balance on the sub-limit was $39.3 million and $110.7 million was available for future borrowings.
     Debt with Clear Channel Communications
     As part of the day-to-day cash management services provided by Clear Channel Communications, we maintain an account that represents net amounts, up to a maximum of $1.0 billion, due to or from Clear Channel Communications, which is recorded as “Due from Clear Channel Communications” or “Due to Clear Channel Communications” on the consolidated balance sheets. The account represents our revolving promissory note with Clear Channel Communications. Subsequent to the IPO, the account accrues interest pursuant to the Master Agreement and is generally payable on demand. Included in the account is the net activity resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, we maintain collection bank accounts swept daily by Clear Channel Communications. In return, Clear Channel Communications funds our controlled disbursement accounts as checks or electronic payments are presented for payment. At December 31, 2006, the balance of $4.2 million was a liability recorded in “Due to Clear Channel Communications” on the consolidated balance sheet. At December 31, 2005, the balance of $0.1 million was an asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet. The increase in the net amount due to Clear Channel Communications during the year ended December 31, 2006 was a result of Clear Channel Communications funding a portion of our debt payments and certain acquisitions. The net interest income for the years ended December 31, 2006 and 2005 was $0.4 million and $0.1 million, respectively.
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
     On August 2, 2005, we distributed a note in the original principal amount of $2.5 billion to Clear Channel Communications as a dividend. This note matures on August 2, 2010 and may be prepaid in whole or in part at any time. The note accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. This note is mandatorily payable upon a change of control of us and, subject to certain exceptions, all proceeds from debt or equity raised by us must be used to prepay such note. At December 31, 2006, the interest rate on the $2.5 billion note was 6.1%.
     Our working capital requirements and capital for general corporate purposes, including acquisitions and capital expenditures, may be provided to us by Clear Channel Communications, in its sole discretion, pursuant to a cash management note issued by us to Clear Channel Communications. Without the opportunity to obtain financing from Clear Channel Communications, we may need to obtain additional financing from banks, or through public offerings or private placements of debt, strategic relationships or other arrangements at some future date. Management currently believes we could raise the funds if needed given our credit profile. Additionally, management believes our publicly traded stock could be used as a source to raise capital through public or private placements of our equity securities.
     If the proposed merger transaction between Clear Channel Communications and private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners L.P. is consummated, we may no longer be able to access Clear Channel Communications’ revolving credit facility, in which event we would enter into a new credit facility. We expect the interest rate associated with a new facility would be greater than the rate we currently are charged. In addition, the interest rate we pay on our $2.5 billion promissory note is based on the weighted average cost of debt for Clear Channel Communications, which we expect to increase if the proposed merger transaction is consummated. If that cost increases, our borrowing costs also will increase. Regardless of whether the merger is consummated, for so long as Clear Channel Communications maintains a significant interest in us, a deterioration in the financial condition of Clear Channel Communications could increase our borrowing costs or impair our access to the capital markets . To the extent we cannot pass on our increased borrowing costs to our clients, our profitability, and potentially our ability to raise capital, could be materially affected. Also, so long as Clear Channel Communications maintains a significant interest in us, pursuant to the Master Agreement between Clear Channel Communications and us, Clear Channel Communications will have the ability to limit our ability to incur debt or issue equity securities, which could adversely affect our ability to meet our liquidity needs. In addition, the $2.5 billion note requires us to prepay it in full upon a change of control (as defined in the note), and, upon our issuances of equity and incurrence of debt, subject to certain exceptions, to prepay the note in the amount of net proceeds received from such events.
     Other long-term debt
     Other long-term debt consists primarily of loans with international banks and other types of debt. At December 31, 2006, approximately $160.7 million was outstanding as other long-term debt.
Covenant Compliance
     The $2.5 billion note requires us to comply with various negative covenants, including restrictions on the following activities: incurring consolidated funded indebtedness (as defined in the note), excluding intercompany indebtedness, in a principal amount in excess of $400.0 million at any one time outstanding; creating liens; making investments; entering into sale and leaseback transactions (as defined in the note), which when aggregated with consolidated funded indebtedness secured by liens, will not exceed an amount equal to 10% of our total consolidated shareholders’ equity (as defined in the note) as shown on our most recently reported annual audited consolidated financial statements; disposing of all or substantially all of our assets; entering into mergers and consolidations; declaring or making dividends or other distributions; repurchasing our equity; and entering into transactions with our affiliates.
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
     The significant covenants contained in the Clear Channel Communications $1.75 billion revolving credit facility relate to leverage and interest coverage (as defined in the credit facility). The leverage ratio covenant requires Clear Channel Communications to maintain a ratio of consolidated funded indebtedness to operating cash flow (as defined by the credit facility) of less than 5.25x. The interest coverage covenant requires Clear Channel Communications to maintain a minimum ratio of operating cash flow to interest expense (as defined by the credit facility) of 2.50x. At December 31, 2006, Clear Channel Communications’ leverage and interest coverage ratios were 3.4x and 4.7x.
     There are no significant covenants or events of default contained in the cash management note issued by Clear Channel Communications to us or the cash management note issued by us to Clear Channel Communications.
     At December 31, 2006, we and Clear Channel Communications were in compliance with all debt covenants.
Uses of Capital
     Acquisitions
     We completed the acquisition of Interspace Airport Advertising on July 1, 2006, by issuing 4.2 million shares of our Class A common stock and the payment of approximately $81.3 million, funded through our revolving promissory note with Clear Channel Communications. The acquisition is valued at approximately $170.4 million based on the Company’s common shares issued at the closing share price on the date of acquisition of $89.1 million and the cash consideration paid. The terms of the acquisition provide for additional consideration based on Interspace’s financial performance. As a result, we have accrued $20.9 million of additional purchase consideration as of December 31, 2006, which will be paid out in the next year.
     In addition to the Interspace acquisition, during the year ended December 31, 2006, our Americas segment acquired display faces for $55.4 million in cash. We exchanged assets in one of our Americas markets for assets located in a different market and recognized a gain of $13.2 million in “Gain of disposition of assets — net.” In addition, our International segment acquired display faces and additional equity interests in outdoor companies for $105.7 million, including the acquisition of an outdoor advertising business in the United Kingdom.
     Capital Expenditures
     Our capital expenditures have consisted of the following:

	Year Ended December 31,
(In millions)	2006	2005	2004
Non-revenue producing	$80.0	$78.1	$70.1
Revenue producing	153.9	130.1	106.0

Total capital expenditures	$233.9	$208.2	$176.1

     We define non-revenue producing capital expenditures as those expenditures required on a recurring basis. Revenue producing capital expenditures are discretionary capital investments for new revenue streams, similar to an acquisition. Capital expenditures increased $25.7 million in 2006 as compared to 2005. The consolidation of Clear Media in 2005 contributed $13.7 million to the increase. Capital expenditures increased $32.1 million in 2005 as compared to 2004. The consolidation of Clear Media in 2005 contributed $15.4 million to the increase.
     Part of our long-term strategy is to pursue the technology of electronic displays, including flat screens, LCDs and LEDs, as alternatives to traditional methods of displaying our clients’ advertisements. We are currently testing these technologies in certain markets. We believe cash flow from operations will be sufficient to fund these expenditures because we expect enhanced margins through: (i) lower cost of production as the advertisements will be digital and controlled by a central computer network, (ii) decreased down time on displays because the advertisements will be digitally changed rather than manually posted paper or vinyl on the face of the display, and (iii) incremental revenue through more targeted and time specific advertisements allowing us to sell more advertisements on a single display.
     Commitments, Contingencies and Guarantees
     Our short and long term cash requirements include minimum annual guarantees for our street furniture contracts and operating leases. Minimum annual guarantees and operating lease requirements are included in our direct operating expenses, which historically have been satisfied by cash flows from operations. For 2007, we are committed to $400.3 million and $218.1 million for minimum annual guarantees and operating leases, respectively. Our long-term commitments for minimum annual guarantees, operating leases and capital expenditure requirements are included in “Contractual and Other Obligations,” below.
     Certain agreements relating to acquisitions provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired company generally over a one to five year period. We will continue to accrue additional amounts related to such contingent payments if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, would not significantly impact our financial position or results of operations.
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

     The scheduled maturities of our credit facility, other long-term debt outstanding, future minimum rental commitments under noncancelable lease agreements, minimum payments under other noncancelable contracts, minimum annual guarantees, capital expenditures commitments and other long-term obligations as of December 31, 2006 are as follows:

	Payments Due by Period
					2012 and
(In thousands)	Total	2007	2008-2009	2010-2011	Thereafter
Revolving credit facility	$23,488	$—	$23,488	$—	$—
Debt with Clear Channel Communications	2,500,000	—	—	2,500,000	—
Other long-term debt	160,688	86,293	71,296	2,399	700
Minimum annual guarantees	2,015,994	400,296	514,482	425,524	675,692
Noncancelable operating leases	1,595,911	218,052	384,804	275,457	717,598
Capital expenditure commitments	181,469	95,032	65,242	13,465	7,730
Noncancelable contracts	8,046	4,489	3,539	18	—
Other long-term obligations(1)	107,392	—	9,983	1,566	95,843

Total (2)	$6,592,988	$804,162	$1,072,834	$3,218,429	$1,497,563

(1)	Other long-term obligations consist of $59.3 million related to asset retirement obligations, recorded pursuant to Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which assumes the underlying assets will be removed at some period over the next 50 years. Also included in the table is $33.8 million related to retirement plans and $14.3 million related to other long-term obligations with a specific maturity.

(2)	Excluded from the table is $106.8 million related to various obligations with no specific contractual commitment or maturity.
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
MARKET RISK MANAGEMENT
     We are exposed to market risks arising from changes in market rates and prices, including movements in interest rates and foreign currency exchange rates.
Interest Rate Risk
     We had approximately $2.7 billion total debt outstanding as of December 31, 2006, of which 99% was variable rate debt. Based on the amount of our floating-rate debt as of December 31, 2006, each 50 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $13.3 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of December 31, 2006 with no subsequent change in rates for the remainder of the period.
Foreign Currency Risk
     We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies, except in the hyperinflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported net income of $15.1 million for the year ended December 31, 2006. We estimate a 10%

change in the value of the U.S. dollar relative to foreign currencies would have changed our net income for the year ended December 31, 2006 by approximately $1.5 million.
     This analysis does not consider the implication such currency fluctuations could have on the overall economic activity that could exist in such an environment in the United States or the foreign countries or on the results of operations of these foreign entities.
RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments (“Statement 155”). Statement 155 is an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“Statement 133”) and FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“Statement 140”) and allows companies to elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be accounted for separately. Statement 155 also requires companies to identify interest in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest- and principal-only strips are subject to Statement 133, and amends Statement 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. Statement 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We adopted Statement 155 on January 1, 2007. The adoption did not materially impact our financial position or results of operations.
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 requires that entities recognize in their financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings upon adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007. We continue to evaluate the impact of FIN 48 but do not believe that it will have a material impact on our financial statements.
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
     In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“Statement 158”). Statement 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The portions of Statement 158 that apply to us are effective as of the end of the fiscal year ending after December 15, 2006. We adopted Statement 158 as of December 31, 2006. The adoption did not materially impact our financial position or results of operations.
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
     If our agings were to improve or deteriorate resulting in a 10% change in our allowance, we estimated our bad debt expense for the year ended December 31, 2006 would have changed by approximately $2.5 million and our net income for the same period would have changed by approximately $1.5 million.
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
     The income approach we use for valuing goodwill involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate. Terminal values are also estimated and discounted to their present value. In accordance with Statement 142, we performed our annual impairment tests as of October 1, 2004, 2005 and 2006 on goodwill. No impairment charges resulted from these tests. We may incur impairment charges in future periods under Statement 142 to the extent we do not achieve our expected cash flow growth rates, and to the extent market values decrease and long-term interest rates increase.

Indefinite-lived Assets
     Indefinite-lived assets such as our billboard permits are reviewed annually for possible impairment using the direct method as prescribed in SEC Staff Announcement No. D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill. Under the direct method, it is assumed that rather than acquiring indefinite-lived intangible assets as part of a going concern business, the buyer hypothetically obtains indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flows model which results in value that is directly attributable to the indefinite-lived intangible assets.
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
     Due to the high rate of lease renewals over a long period of time, our calculation assumes all related assets will be removed at some period over the next 50 years. An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk-adjusted credit rate for the same period. If our assumption of the risk-adjusted credit rate used to discount current year additions to the asset retirement obligation decreased approximately 1%, our liability as of December 31, 2006 would increase approximately $1.7 million. Similarly, if our assumption of the risk-adjusted credit rate increased approximately 1%, our liability would decrease approximately $1.5 million.
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

ITEM 8. Financial Statements and Supplementary Data
MANAGEMENT’S REPORT ON FINANCIAL STATEMENTS
The consolidated financial statements and notes related thereto were prepared by and are the responsibility of management. The financial statements and related notes were prepared in conformity with U.S. generally accepted accounting principles and include amounts based upon management’s best estimates and judgments.
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
/s/ Mark P. Mays
Chief Executive Officer
/s/ Randall T. Mays
Chief Financial Officer
/s/ Herbert W. Hill, Jr.
Senior Vice President/Chief Accounting Officer

Report of Independent Registered Public Accounting Firm
THE BOARD OF DIRECTORS AND SHAREHOLDERS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC.
We have audited the accompanying consolidated balance sheets of Clear Channel Outdoor Holdings, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated and combined statements of operations, changes in shareholders’/owner’s equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index as Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clear Channel Outdoor Holdings, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated and combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note A to the consolidated and combined financial statements, in 2006 the Company changed its method of accounting for share-based compensation.
As discussed in Note B to the consolidated and combined financial statements, in 2004 the Company changed its method of accounting for indefinite lived intangibles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Antonio, Texas
February 26, 2007

CONSOLIDATED BALANCE SHEETS
ASSETS

	Year Ended December 31,
(In thousands)	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$105,395	$108,644
Accounts receivable, less allowance of $24,827 in 2006 and $21,699 in 2005	798,980	689,007
Due from Clear Channel Communications	—	131
Prepaid expenses	91,256	70,459
Other current assets	194,284	181,939

Total Current Assets	1,189,915	1,050,180

PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	343,690	313,011
Structures	3,601,653	3,327,326
Furniture and other equipment	238,340	231,758
Construction in progress	60,332	43,012

	4,244,015	3,915,107
Less accumulated depreciation	2,052,176	1,761,679

	2,191,839	2,153,428

INTANGIBLE ASSETS
Definite-lived intangibles, net	292,426	251,951
Indefinite-lived intangibles – permits	260,949	207,921
Goodwill	1,092,927	748,886

OTHER ASSETS
Notes receivable	3,192	5,452
Investments in, and advances to, nonconsolidated affiliates	97,352	98,975
Deferred tax asset	199,918	239,947
Other assets	93,373	161,605

Total Assets	$5,421,891	$4,918,345

See Notes to Consolidated and Combined Financial Statements

LIABILITIES AND SHAREHOLDERS’ EQUITY

	Year Ended December 31,
(In thousands, except share data)	2006	2005
CURRENT LIABILITIES
Accounts payable	$121,578	$213,021
Accrued expenses	494,744	337,441
Due to Clear Channel Communications	4,190	—
Accrued interest	3,621	2,496
Accrued income taxes	31,259	16,812
Deferred income	96,421	83,196
Current portion of long-term debt	86,293	140,846
Deferred tax liabilities	3,403	—

Total Current Liabilities	841,509	793,812

Long-term debt	97,883	86,940
Debt with Clear Channel Communications	2,500,000	2,500,000
Other long-term liabilities	214,220	160,879

Minority interest	181,901	167,277
Commitments and contingent liabilities (Note H)

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 150,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value, 750,000,000 shares authorized, 39,565,191 and 35,236,819 shares issued and outstanding in 2006 and 2005, respectively	396	352
Class B common stock, $.01 par value, 600,000,000 shares authorized, 315,000,000 shares issued and outstanding	3,150	3,150
Additional paid-in capital	1,279,079	1,183,258
Retained earnings	173,277	20,205
Accumulated other comprehensive income	130,476	2,472

Total Shareholders’ Equity	1,586,378	1,209,437

Total Liabilities and Shareholders’ Equity	$5,421,891	$4,918,345

See Notes to Consolidated and Combined Financial Statements

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share data)	2006	2005	2004
Revenue	$2,897,721	$2,666,078	$2,447,040
Operating expenses:
Direct operating expenses (includes share-based payments of $4,328, $846 and $116 in 2006, 2005 and 2004, respectively, and excludes depreciation and amortization)	1,453,100	1,342,307	1,262,317
Selling, general and administrative expenses (includes share-based payments of $1,683, $0 and $0 in 2006, 2005 and 2004, respectively, and excludes depreciation and amortization)	548,736	541,794	499,457
Depreciation and amortization	407,730	400,639	388,217
Corporate expenses (includes share-based payments of $88, $0 and $0 in 2006, 2005 and 2004, respectively, and excludes depreciation and amortization)	65,542	61,096	53,770
Gain on disposition of assets — net	22,846	3,488	10,791

Operating income	445,459	323,730	254,070
Interest expense on debt with Clear Channel Communications	153,500	182,667	145,653
Interest expense	9,083	15,687	14,177
Equity in earnings (loss) of nonconsolidated affiliates	7,460	9,844	(76)
Other income (expense)— net	331	(12,291)	(16,530)

Income before income taxes, minority interest and cumulative effect of a change in accounting principle	290,667	122,929	77,634
Income tax (expense) benefit:
Current	(82,553)	(51,173)	(23,422)
Deferred	(39,527)	5,689	(39,132)

Income tax (expense) benefit	(122,080)	(45,484)	(62,554)
Minority interest expense— net	(15,515)	(15,872)	(7,602)

Income before cumulative effect of a change in accounting principle	153,072	61,573	7,478
Cumulative effect of a change in accounting principle, net of tax of $113,173 in 2004	—	—	(162,858)

Net income (loss)	153,072	61,573	(155,380)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	133,383	(76,315)	124,869

Comprehensive income (loss)	$286,455	$(14,742)	$(30,511)

Net income (loss) per common share:
Basic:
Income before cumulative effect of a change in accounting principle	$.43	$.19	$.02
Cumulative effect of a change in accounting principle	—	—	(.52)

Net income (loss)	$.43	$.19	$(.50)

Weighted average common shares outstanding	352,155	319,890	315,000
Diluted:
Income before cumulative effect of a change in accounting principle	$.43	$.19	$.02
Cumulative effect of a change in accounting principle	—	—	(.52)

Net income (loss)	$.43	$.19	$(.50)

Weighted average common shares outstanding	352,262	319,921	315,000
See Notes to Consolidated and Combined Financial Statements

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’/OWNER’S EQUITY

	Class A	Class B					Accumulated
	Common	Common		Owner’s	Additional	Retained	Other
	Shares	Shares	Common	Net	Paid-in	Earnings	Comprehensive
(In thousands, except share data)	Issued	Issued	Stock	Investment	Capital	(Deficit)	Income (loss)	Total
Balances at December 31, 2003	—	—	$—	$6,679,664	$—	$(4,094,842)	$175,342	$2,760,164
Net loss						(155,380)		(155,380)
Currency translation adjustment							124,869	124,869

Balances at December 31, 2004	—	—	—	6,679,664	—	(4,250,222)	300,211	2,729,653
Net income, pre IPO						41,368		41,368
Currency translation adjustment, pre IPO							(78,787)	(78,787)
Dividend to Clear Channel Communications				(2,500,000)				(2,500,000)
Contribution		315,000,000	3,150	(4,179,664)	189,084	4,208,854	(221,424)	—
Distribution from Clear Channel Communications					393,717			393,717
IPO proceeds, net of offering costs	35,000,000		350		600,292			600,642
Net income, post IPO						20,205		20,205
Currency translation adjustment, post IPO							2,472	2,472
Exercise of stock options and other	236,819		2		12			14
Share-based payments					153			153

Balances at December 31, 2005	35,236,819	315,000,000	3,502	—	1,183,258	20,205	2,472	1,209,437
Common stock issued for a business acquisition	4,249,990		43		89,037			89,080
Net income						153,072		153,072
Currency translation adjustment and other							128,004	128,004
Exercise of stock options and other	78,382		1		1,488			1,489
Share-based payments					5,296			5,296

Balances at December 31, 2006	39,565,191	315,000,000	$3,546	$—	$1,279,079	$173,277	$130,476	$1,586,378

See Notes to Consolidated and Combined Financial Statements

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$153,072	$61,573	$(155,380)

Reconciling Items:

Cumulative effect of a change in accounting principle, net of tax	—	—	162,858
Depreciation	322,208	311,376	321,071
Amortization	85,522	89,263	67,146
Deferred taxes	39,527	(5,689)	39,132
Share-based compensation	5,296	153	—
Provision for doubtful accounts	8,571	11,583	8,731
(Gain) loss on sale of operating and fixed assets	(22,846)	5,513	(11,718)
Equity in (earnings) loss of nonconsolidated affiliates	(7,460)	(9,844)	76
Minority interest expense – net	15,515	15,872	7,602
Increase (decrease) other, net	(6,137)	(153)	(2,578)

Changes in operating assets and liabilities, net of effects of acquisitions:

Decrease (increase) in accounts receivable	(101,340)	(22,217)	(29,880)
Decrease (increase) in prepaid expenses	(20,797)	(10,859)	(1,468)
Decrease (increase) in other current assets	(9,443)	59,214	4,262
Increase (decrease) in accounts payable, accrued expenses and other liabilities	65,381	(13,300)	51,535
Increase (decrease) in accrued interest	1,154	1,908	343
Increase (decrease) in deferred income	(2,493)	(12,512)	(2,537)
Increase (decrease) in accrued income taxes	12,811	28,207	33,300

Net cash provided by operating activities	538,541	510,088	492,495

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in notes receivable, net	2,366	420	414
Decrease (increase) in investments in, and advances to nonconsolidated affiliates – net	7,292	951	(6,986)
Purchase of other investments	—	(99)	(961)
Proceeds from sale of other investments	—	—	12,076
Purchases of property, plant and equipment	(233,882)	(208,156)	(176,140)
Proceeds from disposal of assets	15,451	920	8,354
Acquisition of operating assets, net of cash acquired	(242,418)	(99,605)	(94,878)
Decrease (increase) in other – net	(37,819)	(55,802)	(52,537)

Net cash used in investing activities	(489,010)	(361,371)	(310,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
Draws on credit facilities	118,867	108,601	71,389
Payments on credit facilities	(100,076)	(113,193)	(104,945)
Proceeds from long-term debt	37,235	—	—
Payments on long-term debt	(115,694)	(3,118)	(262)
Payments on long-term debt with Clear Channel Communications	—	(600,642)	—
Net transfers (to) from Clear Channel Communications	4,327	(70,006)	(148,188)
Proceeds from exercise of stock options	2,176	166	—
Proceeds from initial public offering	—	600,642	—

Net cash used in financing activities	(53,165)	(77,550)	(182,006)

Effect of exchange rate changes on cash	385	(471)	4,012

Net increase (decrease) in cash and cash equivalents	(3,249)	70,696	3,843

Cash and cash equivalents at beginning of year	108,644	37,948	34,105

Cash and cash equivalents at end of year	$105,395	$108,644	$37,948

SUPPLEMENTAL DISCLOSURE:
Cash paid during the year for interest	$165,764	$195,350	$175,395
Cash paid during the year for taxes	$52,479	$38,493	$22,195
See Notes to Consolidated and Combined Financial Statements

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Clear Channel Outdoor Holdings, Inc. (the “Company”) is an outdoor advertising company which owns or operates advertising display faces domestically and internationally. Prior to November 11, 2005, the Company was a wholly-owned subsidiary of Clear Channel Communications, Inc. (“Clear Channel Communications”), a diversified media company with operations in radio broadcasting and outdoor advertising. In preparation for the initial public offering (“IPO”) Clear Channel Communications and its subsidiaries contributed and transferred to the Company all of the assets and liabilities of the outdoor advertising businesses (the “Contribution”). The net assets were transferred at Clear Channel Communications’ historical cost basis. The Company completed the Contribution just prior to the IPO, which was effective on November 11, 2005. Pursuant to the IPO registration statement on Form S-1, the Company sold 35.0 million shares of its Class A common stock at a price of $18.00 per share, for net proceeds of $600.6 million after deducting underwriting discounts and offering expenses. Clear Channel Communications holds all of the 315.0 million Class B shares of common stock outstanding, representing approximately 89% of the shares outstanding and approximately 99% of the voting power. The holders of Class A common stock and Class B common stock have identical rights, except holders of Class A common stock are entitled to 1 vote per share while holders of Class B common stock are entitled to 20 votes per share. The Class B shares of common stock are convertible, at the option of the holder at any time or upon any transfer, into shares of Class A common stock on a one-for-one basis, subject to certain limited exceptions.
Nature of Business
The Company operates in the outdoor advertising industry by selling advertising on billboards, street furniture displays, transit displays and other advertising displays. The Company has two principal business segments: Americas and International. The Americas segment primarily includes operations in the United States, Canada and Latin America; and the International segment includes operations in Europe, Asia, Africa and Australia.
Principles of Consolidation and Combination
The combined financial statements include amounts prior to the IPO derived from Clear Channel Communications’ consolidated financial statements using the historical results of operations and bases of the assets and liabilities of Clear Channel Communications’ outdoor advertising businesses and give effect to allocations of expenses from Clear Channel Communications. These allocations were made on a specifically identifiable basis or using relative percentages of headcount or other methods management considered to be a reasonable reflection of the utilization of services provided. The Company’s historical financial data may not be indicative of its future performance nor will such data reflect what its financial position and results of operations would have been had it operated as an independent publicly traded company during the periods shown. Significant intercompany accounts among the combined businesses have been eliminated in consolidation. Investments in nonconsolidated affiliates are accounted for using the equity method of accounting.
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

Land Leases and Other Structure Licenses
Most of the Company’s advertising structures are located on leased land. Americas land rents are typically paid in advance for periods ranging from 1 to 12 months. International land rents are paid both in advance and in arrears, for periods ranging from 1 to 12 months. Most International street furniture display faces are operated through contracts with the municipalities for up to 20 years. The street furniture contracts often include a percent of revenue to be paid along with a base rent payment. Prepaid land leases are recorded as an asset and expensed ratably over the related rental term and license and rent payments in arrears are recorded as an accrued liability.
Purchase Accounting
The Company accounts for its business acquisitions under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying identifiable net assets, including any related indefinite-lived permit intangible assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. In addition, reserves have been established on the Company’s balance sheet related to acquired liabilities and qualifying restructuring costs and contingencies based on assumptions made at the time of acquisition. The Company evaluates these reserves on a regular basis to determine the adequacies of the amounts. Various acquisition agreements may include contingent purchase consideration based on performance requirements of the investee. The Company accrues these payments under the guidance in Emerging Issues Task Force issue 95-8: Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, after the contingencies have been resolved.
Asset Retirement Obligation
Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, requires the Company to estimate its obligation upon the termination or non-renewal of a lease to dismantle and remove its advertising structures from the leased land and to reclaim the site to its original condition. The Company’s asset retirement obligation is reported in “Other long-term liabilities.” The Company records the present value of obligations associated with the retirement of its advertising structures in the period in which the obligation is incurred. The liability is capitalized as part of the related advertising structures carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset.
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
Intangible Assets
The Company classifies intangible assets as definite-lived, indefinite-lived, or goodwill. Definite-lived intangibles include primarily transit and street furniture contracts, which are amortized over the respective lives of the agreements, typically 5 to 15 years. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived assets. These assets are stated at cost. Indefinite-lived intangibles include billboard permits. The excess cost over fair value of net assets acquired is classified as goodwill. The indefinite-lived intangibles and goodwill are not subject to amortization, but are tested for impairment at least annually.
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
The Company performs its annual impairment test for its permits using a direct valuation technique as prescribed by the Emerging Issues Task Force (“EITF”) Topic D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill (“D-108”), which the Company adopted in the fourth quarter of 2004. Certain assumptions are used under the Company’s direct valuation technique, including market penetration leading to revenue potential, profit margin, duration and profile of the buildup period, estimated start-up cost and losses incurred during the build-up period, the risk adjusted discount rate and terminal values. The Company utilizes Duff and Phelps, L.L.C., a third party valuation firm, to assist the Company in development of these assumptions and the Company's determination of the fair value of its permits. Impairment charges, other than the charge taken under the transitional rules of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”) and D-108, are recorded in depreciation and amortization expense on the statement of operations.
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
Nonconsolidated Affiliates
In general, investments in which the Company owns 20 percent to 50 percent of the common stock or otherwise exercises significant influence over the investee are accounted for under the equity method. The Company does not recognize gains or losses upon the issuance of securities by any of its equity method investees. The Company reviews the value of equity method investments and records impairment charges in the statement of operations for any decline in value determined to be other-than-temporary.
Financial Instruments
Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at December 31, 2006 and 2005. Additionally, as none of the Company’s debt is publicly traded, the carrying amounts of long-term debt approximated their fair values at December 31, 2006 and 2005.
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
The operations of the Company are included in a consolidated federal income tax return filed by Clear Channel Communications, Inc. However, for financial reporting purposes, the Company’s provision for income taxes has been computed on the basis that the Company files separate consolidated federal income tax returns with its subsidiaries.
Revenue Recognition
The Company’s advertising contracts typically cover periods of up to three years and are generally billed monthly. Revenue for advertising space rental is recognized ratably over the term of the contract. Advertising revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for the Company’s operations. Payments received in advance of being earned are recorded as deferred income.
Stock Based Compensation
Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“Statement 123”). Under that method, when options were granted with a strike price equal to or greater than market price on date of issuance, there is no impact on earnings either on the date of grant or thereafter, absent certain modifications to the options. Subsequent to January 1, 2006, the Company accounts for stock based compensation in accordance with FAS 123(R), Share-Based Payment (“Statement 123(R)”). Under the fair value recognition provisions of this statement, stock based compensation cost is measured at the grant date based on the value of the award and is recognized as expense on a straight-line basis over the vesting period. Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors. If actual results differ significantly from these estimates, our results of operations could be materially impacted.
Foreign Currency
Results of operations for foreign subsidiaries and foreign equity investees are translated into U.S. dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees, other than those of operations in highly inflationary countries, are translated into U.S. dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of shareholders’ equity, “Accumulated other comprehensive income.” Foreign currency transaction gains and losses, as well as gains and losses from translation of financial statements of subsidiaries and investees in highly inflationary countries, are included in operations.
Advertising Expense
The Company records advertising expense as it is incurred. Advertising expenses of $10.4 million, $16.1 million and $18.2 million were recorded during the years ended December 31, 2006, 2005 and 2004, respectively, as a component of selling, general and administrative expenses.
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
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 requires that entities recognize in their financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings upon adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on January 1, 2007. The Company continues to evaluate the impact of FIN 48 but does not believe that it will have a material impact on its financial statements.
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
In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“Statement 158”). Statement 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The portions of Statement 158 that apply to the Company are effective as of the end of the fiscal year ending after December 15, 2006. The Company adopted Statement 158 as of December 31, 2006. The adoption did not materially impact its financial position or results of operations.

NOTE B — INTANGIBLE ASSETS AND GOODWILL
Definite-lived Intangibles
The Company has definite-lived intangible assets which consist primarily of transit and street furniture contracts and other contractual rights, all of which are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute to the Company’s future cash flows. Other definite-lived intangible assets are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at December 31, 2006 and 2005:

	2006		2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Transit, street furniture, and other contractual rights	$821,364	$530,063	$651,456	$408,017
Other	41,544	40,419	56,449	47,937

Total	$862,908	$570,482	$707,905	$455,954

The Company completed the acquisition of Interspace Airport Advertising (“Interspace”) on July 1, 2006. As a result of the acquisition, the company recorded $39.5 million in definite-lived intangible assets which consists primarily of airport contracts with a remaining weighted average life of 5 years. See further discussion of the acquisition at Note C.
Total amortization expense from definite-lived intangible assets for the years ended December 31, 2006, 2005 and 2004 was $85.5 million, $89.3 million and $67.1 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:
(In thousands)

2007	$49,599
2008	46,632
2009	38,933
2010	26,798
2011	21,460
As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, amortization expense may vary.
Indefinite-lived Intangibles
The Company’s indefinite-lived intangibles consist of billboard permits acquired primarily in business combinations. The Company’s billboard permits are issued in perpetuity by state and local governments and are transferable or renewable at little or no cost. Permits typically include the location for which the permit allows the Company the right to operate an advertising structure. The Company’s permits are located on either owned or leased land. In cases where the Company’s permits are located on leased land, the leases are typically from 10 to 20 years and renew indefinitely, with rental payments generally escalating at an inflation based index. If the Company loses its lease, the Company will typically obtain permission to relocate the permit or bank it with the municipality for future use.
The Company does not amortize its billboard permits. The Company tests these indefinite-lived intangible assets for impairment at least annually. The carrying amounts for billboard permits at December 31, 2006 and 2005 were $260.9 million and $207.9 million, respectively.
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
Under the direct method, the Company continues to aggregate its indefinite-lived intangible assets at the market level for purposes of impairment testing as prescribed by EITF 02-07, Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets. The Company’s key assumptions using the direct method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry normalized information.
The Company’s adoption of the direct method resulted in an aggregate fair value of its indefinite-lived intangible assets that was less than the carrying value determined under its prior method. As a result of the adoption of D-108, the Company recorded a non-cash charge of $162.9 million, net of deferred taxes of $113.2 million as a cumulative effect of a change in accounting principle during the fourth quarter of 2004.
Goodwill
The Company tests goodwill for impairment using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the years ended December 31, 2006 and 2005:

(In thousands)	Americas	International	Total
Balance as of December 31, 2004	$397,377	$389,629	$787,006
Acquisitions	1,896	4,407	6,303
Foreign currency translation	—	(50,232)	(50,232)
Adjustments	6,002	(193)	5,809

Balance as of December 31, 2005	405,275	343,611	748,886
Acquisitions	249,527	42,222	291,749
Dispositions	(1,913)	—	(1,913)
Foreign currency translation	14,085	40,109	54,194
Adjustments	323	(312)	11

Balance as of December 31, 2006	$667,297	$425,630	$1,092,927

Included in the Americas’ acquisitions amount above in 2006 is $148.6 million related to the acquisition of Interspace, all of which is expected to be deductible for tax purposes.

NOTE C — BUSINESS ACQUISITIONS
2006 Acquisitions:
The Company completed the acquisition of Interspace on July 1, 2006, by issuing 4.2 million shares of the Company’s Class A common stock and the payment of approximately $81.3 million. The acquisition was valued at approximately $170.4 million based on the Company’s common shares issued at the closing share price on the date of acquisition of $89.1 million and the cash consideration paid. The terms of the acquisition provide for additional consideration based on Interspace’s financial performance. As a result, the Company has accrued $20.9 million of additional purchase consideration as of December 31, 2006.
In addition to the Interspace acquisition, during 2006 the Company’s Americas segment acquired display faces for $55.4 million in cash. The Company exchanged assets in one of its Americas markets for assets located in a different market and recognized a gain of $13.2 million in “Gain on disposition of assets — net.” In addition, the Company’s International segment acquired display faces and additional equity interests in outdoor companies for $105.7 million, including the acquisition of an outdoor advertising business in the United Kingdom.
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
Acquisition Summary
The following is a summary of the assets and liabilities acquired and the consideration given for all acquisitions made during 2006 and 2005. Due to the timing of certain acquisitions, the purchase price allocation is preliminary pending completion of third-party appraisals and other fair value analysis of assets and liabilities.

(In thousands)	2006	2005
Cash	$5,591	$39,656
Accounts receivable	13,665	30,301
Property, plant and equipment	46,401	156,386
Permits	20,963	2,228
Definite-lived intangibles	105,909	22,453
Goodwill	210,077	6,303
Investments	—	805
Other assets	4,147	49,682

	406,753	307,814

(In thousands)	2006	2005
Other liabilities	(39,286)	(63,594)
Minority interests	5,224	(101,133)
Deferred tax	(7,571)	(3,826)
Common stock issued	(89,037)	—

	(130,670)	(168,553)
Less fair value of assets exchanged	28,074	—

Total cash consideration	248,009	139,261
Less cash received	5,591	39,656

Net cash paid for acquisitions	$242,418	$99,605

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
NOTE D — RESTRUCTURING
The following table summarizes the activities related to the Company’s restructuring accruals:

(In thousands)	2006	2005	2004
Balance at January 1	$23,221	$6,867	$7,469
Estimated costs charged to restructuring accrual	—	26,576	4,131
Adjustments to restructuring accrual	1,826	(1,281)	(377)
Payments charged against restructuring accrual	(12,510)	(8,941)	(4,356)

Balance at December 31	$12,537	$23,221	$6,867

In the third quarter of 2005, the Company restructured its operations in France. As a result, the Company recorded $26.6 million in restructuring costs as a component of selling, general and administrative expenses during the third quarter of 2005; $22.5 million was related to severance costs and $4.1 million was related to other costs. During the year ended December 31, 2006, $11.8 million of costs have been incurred and applied against the reserve. As of December 31, 2006, the portion of the accrual associated with the France restructuring was $11.0 million, related primarily to severance. It is expected that these accruals will be paid in the next three years.
The Company restructured its operations in Spain during 2004. As a result, the Company recorded a $4.1 million accrual in selling, general and administrative expenses; $2.2 million was related to severance and $1.9 million was related to consulting and other costs. The remainder of the accrual was utilized in 2005. This restructuring resulted in the termination of 44 employees.
The Company restructured its operations in France during 2003. As a result, the Company recorded a $13.8 million accrual in selling, general and administrative expenses; $12.5 million was related to severance and $1.3 million was related to lease terminations and consulting and other costs. The remainder of the accrual was utilized in 2005. The France restructurings resulted in the termination of 134 employees.
In addition to the above, the Company has a restructuring liability related to Clear Channel Communications’ merger with Ackerley in June 2002. At December 31, 2006, the accrual balance for this restructuring was $1.5 million. The remaining restructuring accrual is comprised solely of lease termination, which will be paid over the next four years.
NOTE E — INVESTMENTS
The Company’s most significant investments in nonconsolidated affiliates are listed below:
Clear Channel Independent
The Company owns a 50% interest in Clear Channel Independent (“CCI”), formerly known as Corp Comm, a South African outdoor advertising company.
Alessi
The Company owns a 34.3% interest in Alessi, an Italian outdoor advertising company.
Summarized Financial Information
The following table summarizes the Company’s investments in these nonconsolidated affiliates:

			All
(In thousands)	CCI	Alessi	Others	Total
Balance as of December 31, 2005	$52,688	$23,146	$23,141	$98,975
Acquisition (disposition) of investments	—	—	211	211
Additional investment (distribution)	(6,134)	1,452	(2,610)	(7,292)
Equity in net earnings (loss)	6,054	(154)	1,560	7,460
Reclassifications	—	—	478	478
Foreign currency translation adjustments	(6,458)	2,790	1,188	(2,480)

Balance as of December 31, 2006	$46,150	$27,234	$23,968	$97,352

The investments in the table above are not consolidated, but are accounted for under the equity method of accounting, whereby the Company records its investments in these entities in the balance sheet as “Investments in, and advances to, nonconsolidated affiliates.” The Company’s interests in their operations are recorded in the statement of operations as “Equity in earnings (loss) of nonconsolidated affiliates.” The accumulated undistributed earnings included in retained earnings for these investments were $7.3 million and $2.7 million as of December 31, 2006 and 2005, respectively. Accumulated undistributed losses included in retained deficit for these investments were $3.4 million as of December 31, 2004.
NOTE F — ASSET RETIREMENT OBLIGATION
The Company has an asset retirement obligation of $59.3 million and $49.8 million as of December 31, 2006 and 2005, respectively, which is reported in “Other long-term liabilities.” The liability relates to the Company’s obligation to dismantle and remove its advertising displays from leased land and to reclaim the site to its original condition upon the termination or non-renewal of a lease. The liability is capitalized as part of the related long-lived assets’ carrying value. Due to the high rate of lease renewals over a long period of time, the calculation assumes all related assets will be removed at some period over the next 50 years. An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk adjusted credit rate for the same period.

The following table presents the activity related to the Company’s asset retirement obligation:

(In thousands)	2006	2005
Balance at January 1	$49,807	$49,216
Adjustment due to change in estimate of related costs	7,581	(1,344)
Accretion of liability	3,539	3,616
Liabilities settled	(1,647)	(1,681)

Balance at December 31	$59,280	$49,807

NOTE G — LONG-TERM DEBT
Long-term debt at December 31, 2006 and 2005 consisted of the following:

	December 31,
(In thousands)	2006	2005
Debt with Clear Channel Communications	$2,500,000	$2,500,000
Bank credit facilities	23,488	15,035
Other long-term debt	160,688	212,751

	2,684,176	2,727,786
Less: current portion	86,293	140,846

Total long-term debt	$2,597,883	$2,586,940

Debt with Clear Channel Communications
On August 2, 2005, the Company distributed a note in the original principal amount of $2.5 billion to Clear Channel Communications as a dividend. This note matures on August 2, 2010, may be prepaid in whole at any time, or in part from time to time. The note accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. This note is mandatorily payable upon a change of control and, subject to certain exceptions, all proceeds from debt or equity raised by the Company must be used to prepay such note. At December 31, 2006, the interest rate on the $2.5 billion note was 6.1%.
Bank Credit Facility
On July 13, 2004, Clear Channel Communications, entered into a five-year, multi-currency revolving credit facility in the amount of $1.75 billion. Certain of the Company’s International subsidiaries are offshore borrowers under a $150.0 million sub-limit within this $1.75 billion credit facility. This sub-limit allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provide funds to the Company’s International operations for certain working capital needs. Certain of the Company’s International subsidiary borrowings under this sub-limit are guaranteed by Clear Channel Communications. The interest rate is based upon LIBOR or, in the case of Euro denominated borrowings, EURIBOR, plus a margin. At December 31, 2006, the interest rate on this bank credit facility was 5.7%. At December 31, 2006, the outstanding balance on the $150.0 million sub-limit was $23.5 million and $126.5 million was available for future borrowings, with the entire balance to be repaid on July 12, 2009.
Debt Covenants
The $2.5 billion note requires the Company to comply with various negative covenants, including restrictions on the following activities: incurring consolidated funded indebtedness (as defined in the note), excluding intercompany indebtedness, in a principal amount in excess of $400.0 million at any one time outstanding; creating liens; making investments; entering into sale and leaseback transactions (as defined in the note), which when aggregated with consolidated funded indebtedness secured by liens, will not exceed an amount equal to 10% of the Company’s total consolidated shareholders’ equity (as defined in the note) as shown on its most recently reported annual audited consolidated financial statements; disposing of all or substantially all of its assets; entering into mergers and consolidations; declaring or making dividends or other distributions; repurchasing its equity; and entering into transactions with its affiliates.
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
Clear Channel Communications’ significant covenants on its $1.75 billion five-year, multi-currency revolving credit facility relate to leverage and interest coverage contained (as defined in the credit facility). The leverage ratio covenant requires Clear Channel Communications to maintain a ratio of consolidated funded indebtedness to operating cash flow (as defined by the credit facility) of less than 5.25x. The interest coverage covenant requires Clear Channel Communications to maintain a minimum ratio of operating cash flow (as defined by the credit facility) to interest expense of 2.50x. In the event Clear Channel Communications does not meet these covenants, it is considered to be in default on the credit facility at which time the credit facility, including the $150.0 sub-limit utilized by certain of the Company’s International subsidiaries, may become immediately due. At December 31 2006, Clear Channel Communications’ leverage and interest coverage ratios were 3.4x and 4.7x, respectively.
At December 31, 2006, the Company and Clear Channel Communications were in compliance with all debt covenants.
Other Debt
Other debt includes various borrowings and capital leases utilized for general operating purposes. Included in the $160.7 million balance at December 31, 2006 is $86.3 million that matures in less than one year.
Debt Maturities
Future maturities of long-term debt at December 31, 2006 are as follows:
(In thousands)

2007	$86,293
2008	30,826
2009	63,958
2010	2,500,149
2011	2,250
Thereafter	700

Total	$2,684,176

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
The Company has minimum franchise payments associated with non-cancelable contracts that enable it to display advertising on such media as buses, taxis, trains, bus shelters and terminals, as well as other similar type surfaces. The majority of these contracts contain rent provisions calculated as either the greater of a percentage of the relevant advertising revenue or a specified guaranteed minimum annual payment. In addition, the Company has commitments relating to required purchases of property, plant, and equipment under certain street furniture contracts.

As of December 31, 2006, the Company’s future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year, and capital expenditure commitments consist of the following:

	Non-Cancelable	Non-Cancelable	Capital
(In thousands)	Operating Leases	Contracts	Expenditures
2007	$218,052	$400,296	$95,032
2008	203,142	270,561	49,990
2009	181,662	243,921	15,252
2010	152,913	226,519	8,853
2011	122,544	199,005	4,612
Thereafter	717,598	675,692	7,730

Total	$1,595,911	$2,015,994	$181,469

Rent expense charged to operations for 2006, 2005 and 2004 was $961.3 million, $876.5 million and $822.8 million, respectively.
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
Certain acquisition agreements include deferred consideration payments based on performance requirements by the seller, generally over a one to five year period. Contingent payments based on performance requirements by the seller typically involve the completion of a development or obtaining appropriate permits that enable the Company to construct additional advertising displays. At December 31, 2006, the Company believes its maximum aggregate contingency, which is subject to performance requirements by the seller, is approximately $35.0 million. As the contingencies have not been met or resolved as of December 31, 2006, these amounts are not recorded. If future payments are made, amounts will be recorded as additional purchase price.
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

NOTE I — RELATED PARTY TRANSACTIONS
The Company records net amounts, up to a maximum of $1.0 billion, due to or from Clear Channel Communications as “Due from Clear Channel Communications” or “Due to Clear Channel Communications” on the consolidated balance sheets. The account represents the Company’s revolving promissory note with Clear Channel Communications. Subsequent to the IPO, the account accrues interest pursuant to the Master Agreement and is generally payable on demand. Included in the account is the net activity resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, the Company maintains collection bank accounts swept daily by Clear Channel Communications. In return, Clear Channel Communications funds the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment. At December 31, 2006, the balance of $4.2 million was a liability recorded in “Due to Clear Channel Communications” on the consolidated balance sheet. At December 31, 2005, the balance of $0.1 million was an asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet. The increase in the net amount due to Clear Channel Communications during the year ended December 31, 2006 was a result of Clear Channel Communications funding a portion of the Company’s debt payments and certain acquisitions. The net interest income for the years ended December 31, 2006 and 2005 was $0.4 million and $0.1 million, respectively.
On August 2, 2005, the Company distributed a note in the original principal amount of $2.5 billion to Clear Channel Communications as a dividend. This note is further disclosed in Note G. This note matures on August 2, 2010 and may be prepaid in whole at any time, or in part from time to time. This note accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. This note is mandatorily payable upon a change of control of us and, subject to certain exceptions, all proceeds from debt or equity raised by us must be used to prepay such note. At December 31, 2006, the interest rate on the $2.5 billion note was 6.1%.
Clear Channel Communications has a five-year, multi-currency revolving credit facility in the amount of $1.75 billion. This note is further disclosed in Note G. Certain of the Company’s International subsidiaries may borrow under a $150.0 million sub-limit within this credit facility to the extent Clear Channel Communications has not already borrowed against this capacity. This sub-limit allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to the Company’s International operations for certain working capital needs. Certain of the Company’s International subsidiary borrowings under this sub-limit are guaranteed by Clear Channel Communications. The interest rate is based upon LIBOR or, for Euro denominated borrowings, EURIBOR, plus a margin. At December 31, 2006, the interest rate on this bank credit facility was 5.7%. At December 31, 2006, the outstanding balance on the $150.0 million sub-limit was $23.5 million and $126.5 million was available for future borrowings, with the entire balance to be paid on July 12, 2009.
The Company provides advertising space on its billboards for radio stations owned by Clear Channel Communications. For the years ended December 31, 2006, 2005 and 2004, the Company recorded $10.6 million, $10.0 million, and $12.4 million, respectively, in revenue for these advertisements.
Under the corporate services agreement entered into between Clear Channel Communications and the Company at the IPO, Clear Channel Communications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services. These services are charged to the Company based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For the years ended December 31, 2006, 2005 and 2004, the Company recorded $24.3 million, $16.0 million, and $16.6 million, respectively, as a component of corporate expenses for these services.
Clear Channel Communications owns the trademark and trade names used by the Company. Beginning January 1, 2003, Clear Channel Communications began charging the Company a royalty fee based on annual revenue for use of the Clear Channel trademark name. Clear Channel Communications used a third party valuation firm to assist in the calculation of the royalty fee. For the years ended December 31, 2005 and 2004, the Company recorded $14.8 million and $15.8 million, respectively, of royalty fees in “Other income (expense) — net.” The royalty fee was discontinued as of January 1, 2006.
Pursuant to the tax matters agreement entered into between Clear Channel Communications and the Company at the IPO, the operations of the Company are included in a consolidated federal income tax return filed by Clear Channel Communications. The Company’s provision for income taxes has been computed on the basis that the Company files separate consolidated federal income tax returns with its subsidiaries. Tax payments are made to Clear Channel Communications on the basis of the Company’s separate taxable income. Tax benefits recognized on the Company’s employee stock options exercises are retained by the Company.
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
Pursuant to the employee matters agreement, the Company’s employees participate in Clear Channel Communications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan. These costs are recorded as a component of selling, general and administrative expenses and were approximately $9.3 million, $9.1 million, and $8.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.
NOTE J — INCOME TAXES
The operations of the Company are included in a consolidated federal income tax return filed by Clear Channel Communications, Inc. However, for financial reporting purposes, the Company’s provision for income taxes has been computed on the basis that the Company files separate consolidated federal income tax returns with its subsidiaries.
Significant components of the provision for income tax expense (benefit) are as follows:

(In thousands)	2006	2005	2004
Current — federal	$34,255	$2,280	$(10,291)
Current — foreign	40,056	48,037	34,894
Current — state	8,242	856	(1,181)

Total current	82,553	51,173	23,422
Deferred — federal	43,117	26,007	40,048
Deferred — foreign	(9,134)	(35,040)	(18,339)
Deferred — state	5,544	3,344	17,423

Total deferred	39,527	(5,689)	39,132

Income tax expense (benefit)	$122,080	$45,484	$62,554

The increase in current tax expense of $31.4 million for the year ended December 31, 2006 over 2005 was due primarily to an increase in “Income before income taxes, minority interest and cumulative effect of a change in accounting principle” of $167.7 million. This increase was partially offset by current tax benefits of approximately $20.4 million being recorded in 2006 related to tax losses on the disposition of certain operating assets and the filing of an amended tax return. Deferred tax expense increased by $45.2 million for the year ended December 31, 2006 over 2005 primarily due to the tax losses on the disposition of certain operating assets and the filing of the amended tax return mentioned above. In addition, foreign deferred tax expense increased by $25.9 million for the year ended December 31, 2006 over 2005 primarily due to (i) the reversal of deferred tax assets related to tax losses in certain foreign jurisdictions and the uncertainty of the ability to utilize those tax losses in the future and (ii) increased deferred tax benefits in 2005 due to a change in the carrying value of certain deferred tax liabilities as a result of certain local country law and tax rate changes.
The increase in current tax expense of $27.8 million for the year ended December 31, 2005 was due primarily to an increase in “Income before income taxes, minority interest and cumulative effect of a change in accounting principle” of $45.3 million. Deferred tax expense decreased by $44.8 million for the year ended December 31, 2005 due to less tax depreciation recorded in 2005 as well as certain tax losses on the disposition of assets recorded in 2004. The decrease in tax depreciation is primarily due to a change in the tax laws resulting in the expiration of the favorable bonus depreciation tax rules in 2004. In addition foreign deferred tax benefits increased $16.7 million for the year ended December 31, 2005 primarily due to a change in the carrying value of certain deferred tax liabilities as a result of certain local country law and tax rate changes.
Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2006 and 2005 are as follows:

(In thousands)	2006	2005
Deferred tax liabilities:
Foreign	$—	$3,917
Accrued expenses	130	—
Deferred income	5,181	—
Other	1,337	1,450

Total deferred tax liabilities	6,648	5,367

Deferred tax assets:
Intangibles and fixed assets	192,958	241,016
Accrued expenses	—	24
Equity in earnings	2,145	2,138
Net operating loss carryforwards	449	338
Bad debt reserves	2,922	2,799
Deferred income	—	4,801
Foreign	2,111	—
Other	2,578	417

Total deferred tax assets	203,163	251,533

Net deferred tax assets	196,515	246,166
Less: current portion	(3,403)	6,219

Long-term net deferred tax assets	$199,918	$239,947

At December 31, 2006, net deferred tax assets include a deferred tax asset of $2.1 million relating to stock-based compensation expense under FAS 123(R). Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date. The provisions of FAS 123(R), however, do not allow a valuation allowance to be recorded unless the company’s future taxable income is expected to be insufficient to recover the asset. Accordingly, there can be no assurance that the stock price of our Common Stock will rise to levels sufficient to realize the entire tax benefit currently reflected in our balance sheet. See Note K for additional discussion of FAS 123(R).
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

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

(In thousands)	2006	2005	2004
Income tax expense (benefit) at statutory rates	$101,733	$43,025	$24,511
State income taxes, net of federal tax benefit	13,786	4,200	16,242
Foreign taxes	6,390	4,816	11,379
Nondeductible items	709	597	607
Additional deferred tax expense	—	—	4,804
Tax contingencies	(891)	(7,074)	4,626
Subpart F income	—	—	441
Other, net	353	(80)	(56)

Income tax expense (benefit)	$122,080	$45,484	$62,554

During 2006, the Company recorded tax expense of approximately $122.1 million on income before income taxes, minority interest and cumulative effect of a change in accounting principle of $290.7 million. Foreign income before income taxes was approximately $70.1 million for 2006. The Company did not record a tax benefit on certain tax losses in its foreign operations due to the uncertainty of the ability to utilize those tax losses in the future.
During 2005, the Company recorded tax expense of approximately $45.5 million on income before income taxes, minority interest and cumulative effect of a change in accounting principle of $122.9 million. Foreign income before income taxes was approximately $23.4 million for 2005. The Company recorded a current tax benefit of approximately $8.0 million due to the favorable resolution of certain tax contingencies in 2005. These tax contingencies primarily associated with tax planning related to the Company’s foreign operations that was reviewed and not adjusted by the taxing authorities during 2005. The tax contingencies were originally recorded through the income statement by increasing current tax expense in earlier years when the planning was implemented and therefore, when the contingencies were settled favorably the amounts were reversed in the income statement as a current tax benefit in the current year. In addition, the Company did not record a tax benefit on certain tax losses in its foreign operations due to the uncertainty of the ability to utilize those tax losses in the future.
During 2004, the Company recorded tax expense of approximately $62.6 million on income before income taxes, minority interest and cumulative effect of a change in accounting principle of $77.6 million. Foreign income before income taxes was approximately $14.8 million for 2004. The Company recorded additional deferred tax expense of approximately $16.0 million in 2004 in order to adjust the deferred tax asset balance to an amount determined to be realizable by the Company. In addition, the Company did not record a tax benefit on certain tax losses in its foreign operations due to the uncertainty of the ability to utilize those tax losses in the future.
All tax liabilities owed by the Company are paid by the Company or on behalf of the Company by Clear Channel Communications through an operating account that represents net amounts due to or from Clear Channel Communications.
NOTE K — SHAREHOLDERS’ EQUITY
Stock Options
The Company has granted options to purchase shares of its Class A common stock to employees and directors of the Company and its affiliates under its incentive stock plan typically at no less than the fair value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates. These options generally vest over five years. The option plan contains anti-dilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization.

The Company adopted the fair value recognition provisions of Statement 123(R) on January 1, 2006, using the modified-prospective-transition method. The fair value of the options is estimated using a Black-Scholes option-pricing model and amortized straight-line to expense over five years. Prior to January 1, 2006, the Company accounted for its share-based payments under the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by Statement 123. Under that method, when options are granted with a strike price equal to or greater than the market price on the date of issuance, there is no impact on earnings either on the date of grant or thereafter, absent certain modifications to the options. The amounts recorded as share-based payments prior to adopting Statement 123(R) primarily related to the expense associated with restricted stock awards. Under the modified-prospective-transition method, compensation cost recognized beginning in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.
As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes and minority interest for the year ended December 31, 2006, was $4.5 million lower and net income for the year ended December 31, 2006, was $2.6 million lower than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the year ended December 31, 2006 were $.01 and $.01 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25.
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
Prior to the IPO, the Company did not have any compensation plans under which it granted stock awards to employees. However, Clear Channel Communications granted certain of the Company’s officers and other key employees stock options to purchase shares of Clear Channel Communications’ common stock. All outstanding options to purchase shares of Clear Channel Communications’ common stock held by the Company’s employees were converted using an intrinsic value method into options to purchase shares of the Company’s Class A common stock concurrent with the closing of the IPO. As did the Company, Clear Channel Communications accounted for its stock-based award plans in accordance with APB 25, and related interpretations. Clear Channel Communications calculated the pro forma share-based payments as if the share-based awards had been accounted for using the provisions of Statement 123. The share-based payments were then allocated to the Company based on the percentage of options outstanding to employees of the Company.

Pro forma net income and earnings per share, assuming the Company and Clear Channel Communications accounted for all employee stock options using the fair value method and amortized such to expense over the options’ vesting period is as follows:

(In thousands, except per share data)	2005	2004
Income before cumulative effect of a change in accounting principle, net of tax:
Reported	$61,573	$7,478
Add: Share based payments included in reported net income, net of related tax effects	437	23
Deduct: Total share-based payments determined under fair value based method for all awards, net of related tax effects	(3,439)	(6,497)

Pro Forma	$58,571	$1,004

Income before cumulative effect of a change in accounting principle per common share:
Basic:
Reported	$.19	$.02

Pro Forma	$.18	$.00

Diluted:
Reported	$.19	$.02

Pro Forma	$.18	$.00

The following assumptions were used to calculate the fair value of the Company’s options on the date of grant:

	2006	2005
Expected volatility	27%	25% – 27%
Expected life in years	5.0 – 7.5	1.3 – 7.5
Risk-free interest rate	4.58% – 5.08%	4.42% – 4.58%
Dividend yield	0%	0%
The following table presents a summary of the Company’s stock options outstanding at and stock option activity during the year ended December 31, 2006 (“Price” reflects the weighted average exercise price per share):

			Weighted
			Average	Aggregate
			Remaining	Intrinsic
(In thousands, except per share data)	Options	Price	Contractual Term	Value
Outstanding, January 1, 2006	8,509	$24.05
Granted	221	19.10
Exercised (a)	(93)	26.56
Forfeited	(387)	21.78
Expired	(543)	30.96

Outstanding, December 31, 2006	7,707	$23.41	4.2 years	$44,463

Exercisable, December 31, 2006	3,556		2.2 years	$5,913

(a)	Cash received from option exercises was $2.2 million for the year ended December 31, 2006. The total intrinsic value of options exercised during the year ended December 31, 2006, was $0.3 million.

The weighted average grant date fair value of options granted during the years ended December 31, 2006 and 2005 was $6.76 and $6.51, respectively.
A summary of the Company’s nonvested options at December 31, 2005, and changes during the year ended December 31, 2006, is presented below:

		Weighted
		Average
		Grant Date
(In thousands, except per share data)	Options	Fair Value
Nonvested, January 1, 2006	5,634	$4.56
Granted	221	6.76
Vested	(1,317)	1.18
Forfeited	(387)	4.17
Nonvested, December 31, 2006	4,151	$5.78
There were 34.0 million shares available for future grants under the Company’s incentive stock plan at December 31, 2006. Vesting dates range from April 2004 to October 2011, and expiration dates range from January 2007 to October 2016 at exercise prices and average contractual lives as follows:

(In thousands of shares)				Weighted
				Average	Weighted		Weighted
			Outstanding	Remaining	Average	Exercisable	Average
			as of	Contractual	Exercise	as of	Exercise
Range of Exercise Prices			12/31/06	Life	Price	12/31/06	Price
$15.01	—	$20.00	3,338	6.2	$17.98	62	$17.44
20.01	—	25.00	1,078	4.1	21.10	211	21.71
25.01	—	30.00	2,068	2.6	26.13	2,060	26.13
30.01	—	35.00	687	2.1	32.78	687	32.78
35.01	—	40.00	412	0.3	37.86	412	37.86
40.01	—	45.00	98	2.0	42.80	98	42.80
45.01	—	50.00	26	0.0	49.95	26	49.95

			7,707	4.2	$23.41	3,556	$29.00

Restricted Stock Awards
The Company also grants restricted stock awards to employees and directors of the Company and its affiliates. These common shares hold a legend which restricts their transferability for a term of up to five years and are forfeited, except in certain circumstances, in the event the employee terminates his or her employment or relationship with the Company prior to the lapse of the restriction. The restricted stock awards were granted out of the Company’s incentive stock plan.
The following table presents a summary of the Company’s restricted stock outstanding at and restricted stock activity during the year ended December 31, 2006 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Options	Price
Outstanding, January 1, 2006	236	$18.00
Granted	8	20.39
Vested (restriction lapsed)	(4)	18.00
Forfeited	(23)	14.16

Outstanding, December 31, 2006	217	$18.84

Unrecognized share-based compensation cost
As of December 31, 2006, there was $13.5 million of unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately three years. However, if Clear Channel Communications’ Agreement and Plan of Merger is approved, the expense becomes recognizable at the closing of the transaction.
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

(In thousands, except per share data)	2006	2005	2004
NUMERATOR:
Income before cumulative effect of a change in accounting principle	$153,072	$61,573	$7,478
Cumulative effect of a change in accounting principle	—	—	(162,858)

Net income (loss)	153,072	61,573	(155,380)

Effect of dilutive securities:
None	—	—	—

Numerator for net income (loss) per common share — diluted	$153,072	$61,573	$(155,380)

DENOMINATOR:
Weighted average common shares	352,155	319,890	315,000

Effect of dilutive securities:
Stock options and restricted stock awards	107	31	—

Denominator for net income (loss) per common share — diluted	352,262	319,921	315,000

Net income (loss) per common share:
Income before cumulative effect of a change in accounting principle — Basic	$.43	$.19	$.02
Cumulative effect of a change in accounting principle — Basic	—	—	(.52)

Net income (loss) — Basic	$.43	$.19	$(.50)

Income before cumulative effect of a change in accounting principle — Diluted	$.43	$.19	$.02
Cumulative effect of a change in accounting principle — Diluted	—	—	(.52)

Net income (loss) — Diluted	$.43	$.19	$(.50)

NOTE L — EMPLOYEE STOCK AND SAVINGS PLANS
The Company’s U.S. employees are eligible to participate in various 401(k) savings and other plans provided by Clear Channel Communications for the purpose of providing retirement benefits for substantially all employees. Both the employees and the Company make contributions to the plan. The Company matches a portion of an employee’s contribution. Beginning January 1, 2003, the Company match was increased from 35% to 50% of the employee’s first 5% of pay contributed to the plan. Company matched contributions vest to the employees based upon their years of service to the Company. Contributions to these plans of $2.1 million, $2.1 million and $1.9 million were recorded as a component of operating expenses for 2006, 2005 and 2004, respectively.
In addition, employees in the Company’s International segment participate in retirement plans administered by the Company which are not part of the 401(k) savings and other plans provided by Clear Channel Communications. Contributions to these plans of $17.6 million, $16.2 million and $15.0 million were recorded as a component of operating expenses for 2006, 2005 and 2004, respectively.
The Company’s employees are also eligible to participate in a non-qualified employee stock purchase plan provided by Clear Channel Communications. Under the plan, shares of Clear Channel Communications’ common stock may be purchased at 95% of the market value on the day of purchase. Clear Channel Communications changed its discount from market value offered to participants under the plan from 15% to 5% in July 2005. Employees may purchase shares having a value not exceeding 10% of their annual gross compensation or $25,000, whichever is lower. During 2006, 2005 and 2004, all Clear Channel Communications employees purchased 144,444, 222,789 and 262,163 shares at weighted average share prices of $28.56, $28.79 and $32.05, respectively. The Company’s employees represent approximately 15% of the total participation in this plan. As a condition of its merger, Clear Channel Communications no longer accepts contributions to this plan, beginning January 1, 2007.
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
NOTE M — OTHER INFORMATION
The following details the components of “Other income (expense) — net:”

	For the Year Ended December 31,
(In thousands)	2006	2005	2004
Royalty fee to Clear Channel Communications	$—	$(14,825)	$(15,809)
Other	331	2,534	(721)

Total other income (expense) — net	$331	$(12,291)	$(16,530)

The following details the components of “Other current assets:”

	As of December 31,
(In thousands)	2006	2005
Inventory	$21,811	$17,470
Deposits	20,625	23,996
Other prepayments	55,795	47,366
Current deferred tax assets	—	6,219
Other	96,053	86,888

Total other current assets	$194,284	$181,939

NOTE N — SEGMENT DATA
The Company has two reportable operating segments – Americas and International. The Americas segment primarily includes operations in the United States, Canada and Latin America, and the International segment includes operations in Europe, Asia, Africa and Australia. Share-based payments are recorded by each segment in direct operating and selling, general and administrative expenses.

			Corporate
			expenses and
			gain on
			disposition of	Consolidated/
(In thousands)	Americas	International	assets – net	Combined
2006
Revenue	$1,341,356	$1,556,365	$—	$2,897,721
Direct operating expenses	534,365	918,735	—	1,453,100
Selling, general and administrative expenses	207,326	341,410	—	548,736
Depreciation and amortization	178,970	228,760	—	407,730
Corporate expenses	—	—	65,542	65,542
Gain on disposition of assets – net	—	—	22,846	22,846

Operating income (loss)	$420,695	$67,460	$(42,696)	$445,459

Identifiable assets	$2,820,737	$2,401,924	$199,230	$5,421,891
Capital expenditures	$90,495	$143,387	$—	$233,882
Share-based payments	$4,699	$1,312	$88	$6,099

2005
Revenue	$1,216,382	$1,449,696	$—	$2,666,078
Direct operating expenses	490,519	851,788	—	1,342,307
Selling, general and administrative expenses	186,749	355,045	—	541,794
Depreciation and amortization	180,559	220,080	—	400,639
Corporate expenses	—	—	61,096	61,096
Gain on disposition of assets – net	—	—	3,488	3,488

Operating income (loss)	$358,555	$22,783	$(57,608)	$323,730

Identifiable assets	$2,531,641	$2,140,407	$246,297	$4,918,345
Capital expenditures	$73,084	$135,072	$—	$208,156
Share-based payments	$693	$153	$—	$846

2004
Revenue	$1,092,089	$1,354,951	$—	$2,447,040
Direct operating expenses	468,687	793,630	—	1,262,317
Selling, general and administrative expenses	173,010	326,447	—	499,457
Depreciation and amortization	186,620	201,597	—	388,217
Corporate expenses	—	—	53,770	53,770
Gain on disposition of assets – net	—	—	10,791	10,791

Operating income (loss)	$263,772	$33,277	$(42,979)	$254,070

Identifiable assets	$2,460,011	$2,223,918	$557,004	$5,240,933
Capital expenditures	$60,506	$115,634	$—	$176,140
Share-based payments	$116	$—	$—	$116

Revenue of $1.6 billion, $1.5 billion and $1.4 billion and identifiable assets of $2.7 billion, $2.2 billion and $2.3 billion derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2006, 2005 and 2004, respectively.
NOTE O — QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	March 31,		June 30,		September 30,		December 31,
(In thousands, except per share data)	2006	2005	2006	2005	2006	2005	2006	2005
Revenue	$598,369	$578,959	$748,403	$684,509	$720,254	$668,003	$830,695	$734,607
Operating expenses:
Direct operating expenses	328,626	326,054	357,597	332,706	367,620	329,688	399,257	353,859
Selling, general and administrative expenses	130,805	129,597	136,161	127,316	134,637	153,162	147,133	131,719
Depreciation and amortization	96,320	98,266	100,827	96,562	102,123	95,405	108,460	110,406
Corporate expenses	14,585	12,975	14,120	13,423	15,125	12,999	21,712	21,699
Gain on disposition of assets— net	22,756	1,581	(315)	290	(834)	1,043	1,239	574

Operating income	50,789	13,648	139,383	114,792	99,915	77,792	155,372	117,498
Interest expense on debt with Clear Channel Communications	36,797	36,414	37,766	36,414	39,538	60,265	39,399	49,574
Interest expense	3,257	3,244	3,926	3,223	4,061	3,407	(2,161)	5,813
Equity in earnings (loss) of nonconsolidated affiliates	1,378	345	2,421	5,602	1,823	3,961	1,838	(64)
Other income (expense)— net	(434)	(2,842)	1,634	(1,129)	467	(5,748)	(1,336)	(2,572)

Income (loss) before income taxes and minority interest	11,679	(28,507)	101,746	79,628	58,606	12,333	118,636	59,475
Income tax (expense) benefit	(5,139)	23,565	(44,768)	(58,431)	(26,646)	3,122	(45,527)	(13,740)
Minority interest income (expense)— net	1,593	(950)	(8,931)	(3,685)	(127)	(5,913)	(8,050)	(5,324)

Net income (loss)	$8,133	$(5,892)	$48,047	$17,512	$31,833	$9,542	$65,059	$40,411

Net income (loss) per common share:
Basic	$.02	$(.02)	$.14	$.06	$.09	$.03	$.18	$.12
Diluted	$.02	$(.02)	$.14	$.06	$.09	$.03	$.18	$.12

Stock price:
High	$23.95	$—	$24.20	$—	$21.26	$—	$28.13	$20.40
Low	$18.49	$—	$19.31	$—	$18.66	$—	$19.49	$18.00

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We have established disclosure controls and procedures to ensure that material information relating to Clear Channel Outdoor Holdings, Inc. (the “Company”) including its consolidated subsidiaries is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.
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
Evaluation of Disclosure Controls and Procedures
     The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.
     As of December 31, 2006, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on those criteria.
     Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”
     There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
THE BOARD OF DIRECTORS AND SHAREHOLDERS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Clear Channel Outdoor Holdings, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Clear Channel Outdoor Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Clear Channel Outdoor Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Clear Channel Outdoor Holdings, Inc. as of December 31, 2006 and 2005 and the related consolidated and combined statements of operations, changes in shareholders’/owner’s equity, and cash flows for each of the three years in the period ended December 31, 2006 of Clear Channel Outdoor Holdings, Inc. and subsidiaries and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Antonio, Texas
February 26, 2007
ITEM 9B. Other Information
     Not applicable

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
     The information required by this item with respect to our code of ethics and the directors and nominees for election to our Board of Directors is incorporated by reference to the information set forth under the captions “Code of Business Conduct and Ethics”, “Election of Directors” or “Compliance With Section 16(A) of the Exchange Act,” in our Definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.
     Set forth below are the names and ages and current positions of our executive officers and directors as of February 19, 2007:

			Term as
Name	Age	Position	Director
L. Lowry Mays	71	Chairman of the Board and Director	Expires 2007
William D. Parker	45	Director	Expires 2009
James M. Raines	67	Director	Expires 2007
Marsha McCombs Shields	52	Director	Expires 2008
Dale W. Tremblay	48	Director	Expires 2009
Mark P. Mays	43	Chief Executive Officer and Director	Expires 2009
Randall T. Mays	41	Chief Financial Officer and Director	Expires 2008
Paul J. Meyer	64	Global President and Chief Operating Officer
Jonathan Bevan	35	Chief Financial Officer - International and Director of Corporate Development
Herbert W. Hill, Jr.	48	Senior Vice President and Chief Accounting Officer
Andrew Levin	44	Executive Vice President / Chief Legal Officer and Secretary
Franklin G. Sisson, Jr.	54	Global Director – Sales and Marketing
Kurt Tingey	42	Executive Vice President - Americas Chief Financial Officer
Laura C. Toncheff	39	Executive Vice President - Americas General Counsel
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
     Paul J. Meyer has served as our Global President and Chief Operating Officer since April 2005. Prior thereto, he served as President and Chief Executive Officer of our Americas segment from January 2002 to April 2005 and President/Chief Operating Officer of our Americas segment from March 1999 to December 2001. Mr. Meyer has also served as Vice President of Clear Channel Communications since March 1999.
     Jonathan D. Bevan has served as our Chief Financial Officer — International and Director of Corporate Development since November 2006. Prior thereto, he served as our Chief Financial Officer — International from January 2006 to November 2006. Prior thereto, he served as Chief Operating Officer — International since December 2004. Mr. Bevan served as Senior Vice President/Operations of our International segment from September 2002 to December 2004 and, prior thereto, as Director of Finance for the remainder of the relevant five-year period.
     Herbert W. Hill, Jr. was appointed Senior Vice President and Chief Accounting Officer of the Company in April 2006 and has served as Senior Vice President and Chief Accounting Officer of Clear Channel Communications since 1997.
     Andrew Levin has served as Executive Vice President, Chief Legal Officer and Secretary of the Company since April 2006 and as Executive Vice President and Chief Legal Officer of Clear Channel Communications since February 2004. Prior thereto he served as Senior Vice President for Government Affairs of Clear Channel Communications since he joined Clear Channel Communications in 2002. He was Minority Counsel to the United States House of Representatives Energy and Commerce Committee for the remainder of the relevant five-year period.
     Franklin G. Sisson, Jr. has served as our Global Director — Sales and Marketing since August 2005. Prior thereto, he served as Executive Vice President Sales and Marketing of the Americas segment since January 2001.
     Kurt A. Tingey has served as our Executive Vice President and Americas Chief Financial Officer since January 1, 2000.
     Laura C. Toncheff has served as our Executive Vice President — Americas General Counsel since October 2006. Prior thereto, she served as Executive Vice President — Americas Real Estate, Public Affairs and Legal since January 2003. Prior thereto, Ms. Toncheff served as the Executive Vice President — Americas General Counsel since January 2000.

ITEM 11. Executive Compensation
     The information required by this item is incorporated by reference to the information set forth under the caption “Executive Compensation” in our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.
ITEM 13. Certain Relationship and Related Transactions, and Director Independence
     The information required by this item is incorporated by reference to the information set forth under the caption “Certain Transactions” in our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.
ITEM 14. Principal Accountant Fees and Services
     The information required by this item is incorporated by reference to the information set forth under the caption “Auditor Fees” in our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a)1. Financial Statements.
The following consolidated and combined financial statements are included in Item 8.
Consolidated Balance Sheets as of December 31, 2006 and 2005.
Consolidated and Combined Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004.
Consolidated and Combined Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004.
Consolidated and Combined Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.
Notes to Consolidated and Combined Financial Statements.
(a)2. Financial Statement Schedule.
The following financial statement schedule for the years ended December 31, 2006, 2005 and 2004 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.
Schedule II Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are in applicable, and therefore have been omitted.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts

(In thousands)		Charges to
	Balance at	Costs,	Write-off of
	Beginning of	Expenses and	Accounts		Balance at
Description	Period	Other	Receivable	Other (1)	End of Period
Year ended December 31, 2004	$15,713	$8,731	$6,112	$1,155	$19,487

Year ended December 31, 2005	$19,487	$11,583	$7,505	$(1,866)	$21,699

Year ended December 31, 2006	$21,699	$8,571	$7,096	$1,653	$24,827

(1)	Primarily foreign currency adjustments.

(a)3. Exhibits

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to the exhibits of the Company’s Annual Report on Form 10-K filed March 31, 2006).

3.2	Amended and Restated Bylaws of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to the exhibits of the Company’s Annual Report on Form 10-K filed March 31, 2006).

4.1	Form of Specimen Class A Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-127375 (the “Registration Statement”)).

4.2	Form of Specimen Class B Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 4.2 to the Registration Statement).

10.1	Master Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc. (incorporated herein by reference to the exhibits of the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.2	Registration Rights Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc. (incorporated herein by reference to the exhibits of the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.3	Corporate Services Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Management Services, L.P. (incorporated herein by reference to the exhibits of the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.4	Tax Matters Agreement dated November 10, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc. (incorporated herein by reference to the exhibits of the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.5	Employee Matters Agreement dated November 10, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc. (incorporated herein by reference to the exhibits of the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.6	Amended and Restated License Agreement dated November 10, 2005 between Clear Channel Identity, L.P. and Outdoor Management Services, Inc. (incorporated herein by reference to the exhibits of the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.7	Revolving Promissory Note dated November 10, 2005 payable by Clear Channel Outdoor Holdings, Inc. to Clear Channel Communications, Inc. in the original principal amount of $1,000,000,000 (incorporated herein by reference to the exhibits of the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.8	Revolving Promissory Note dated November 10, 2005 payable by Clear Channel Communications, Inc. to Clear Channel Outdoor Holdings, Inc. in the original principal amount of $1,000,000,000 (incorporated herein by reference to the exhibits of the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.9	Senior Unsecured Term Promissory Note dated August 2, 2005 in the original principal amount of $2.5 billion (incorporated herein by reference to Exhibit 10.9 to the Registration Statement).

Exhibit
Number	Description
10.10	First Amendment to Senior Unsecured Term Promissory Note dated October 7, 2005 (incorporated herein by reference to Exhibit 10.10 to the Registration Statement).

10.11§	Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed December 9, 2005 (File No. 333-130229)).

10.12§	Form of Option Agreement under the Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed December 9, 2005 (File No. 333-130229)).

10.13§	Form of Restricted Stock Award Agreement under the Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-8 filed December 9, 2005 (File No. 333-130229)).

10.14§	2006 Annual Incentive Plan of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 10.12 to the Registration Statement).

10.15§	Amended and Restated Employment Agreement by and between Clear Channel Communications, Inc. and Mark P. Mays dated March 10, 2005 (incorporated herein by reference to Exhibit 10.15 to the Clear Channel Communications, Inc. Form 10-K (File No. 1-9645) filed March 11, 2005).

10.16§	Second Amendment to Employment Agreement, dated November 16, 2006, by and between Mark P. Mays and Clear Channel Communications, Inc. (incorporated herein by reference to the exhibits of the Clear Channel Communications, Inc. Form 8-K (File No. 1-9645) filed November 16, 2006.

10.17§	Amended and Restated Employment Agreement by and between Clear Channel Communications, Inc. and Randall T. Mays dated March 10, 2005 (incorporated herein by reference to Exhibit 10.16 to the Clear Channel Communications, Inc. Form 10-K (File No. 1-9645) filed March 11, 2005).

10.18§	Second Amendment to Employment Agreement, dated November 16, 2006, by and between Randall T. Mays and Clear Channel Communications, Inc. (incorporated herein by reference to the exhibits of the Clear Channel Communications, Inc. Form 8-K (File No. 1-9645) filed November 16, 2006.

10.19§	Employment Agreement by and between Clear Channel Outdoor Holdings, Inc. and Paul J. Meyer dated August 5, 2005 (incorporated herein by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Form 8-K (File No. 1-9645) filed August 10, 2005).

11*	Statement re: Computation of Per Share Earnings.

21*	Subsidiaries of Clear Channel Outdoor Holdings, Inc.

23.1*	Consent of Ernst & Young LLP.

24*	Power of Attorney (included on signature page).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

§	Management contract or compensatory plan or arrangement
The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1034, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2007.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.
By:	/s/ Mark P. Mays
Mark P. Mays
Chief Executive Officer

Power of Attorney
          Each person whose signature appears below authorizes Mark P. Mays, Randall T. Mays and Herbert W. Hill, Jr., or any one of them, each of whom may act without joinder of the others, to execute in the name of each such person who is then an officer or director of the Registrant and to file any amendments to this annual report on Form 10-K necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ L. Lowry Mays	Chairman of the Board and Director	February 28, 2007
L. Lowry Mays

/s/ Mark P. Mays	Chief Executive Officer and Director	February 28, 2007
Mark P. Mays	(Principal Executive Officer)

/s/ Randall T. Mays	Chief Financial Officer and Director	February 28, 2007
Randall T. Mays	(Principal Financial Officer)

/s/ Herbert W. Hill, Jr.	Senior Vice President and Chief Accounting	February 28, 2007
Herbert W. Hill, Jr.	Officer (Principal Accounting Officer)

/s/ William D. Parker	Director	February 28, 2007
William D. Parker

/s/ James M. Raines	Director	February 28, 2007
James M. Raines

/s/ Marsha McCombs Shields	Director	February 28, 2007
Marsha McCombs Shields

/s/ Dale W. Tremblay	Director	February 28, 2007
Dale W. Tremblay

Exhibit Index

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to the exhibits of the Company’s Annual Report on Form 10-K filed March 31, 2006).

3.2	Amended and Restated Bylaws of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to the exhibits of the Company’s Annual Report on Form 10-K filed March 31, 2006).

4.1	Form of Specimen Class A Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-127375 (the “Registration Statement”)).

4.2	Form of Specimen Class B Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 4.2 to the Registration Statement).

10.1	Master Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc. (incorporated herein by reference to the exhibits of the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.2	Registration Rights Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc. (incorporated herein by reference to the exhibits of the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.3	Corporate Services Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Management Services, L.P. (incorporated herein by reference to the exhibits of the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.4	Tax Matters Agreement dated November 10, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc. (incorporated herein by reference to the exhibits of the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.5	Employee Matters Agreement dated November 10, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc. (incorporated herein by reference to the exhibits of the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.6	Amended and Restated License Agreement dated November 10, 2005 between Clear Channel Identity, L.P. and Outdoor Management Services, Inc. (incorporated herein by reference to the exhibits of the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.7	Revolving Promissory Note dated November 10, 2005 payable by Clear Channel Outdoor Holdings, Inc. to Clear Channel Communications, Inc. in the original principal amount of $1,000,000,000 (incorporated herein by reference to the exhibits of the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.8	Revolving Promissory Note dated November 10, 2005 payable by Clear Channel Communications, Inc. to Clear Channel Outdoor Holdings, Inc. in the original principal amount of $1,000,000,000 (incorporated herein by reference to the exhibits of the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.9	Senior Unsecured Term Promissory Note dated August 2, 2005 in the original principal amount of $2.5 billion (incorporated herein by reference to Exhibit 10.9 to the Registration Statement).

Exhibit
Number	Description
10.10	First Amendment to Senior Unsecured Term Promissory Note dated October 7, 2005 (incorporated herein by reference to Exhibit 10.10 to the Registration Statement).

10.11§	Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed December 9, 2005 (File No. 333-130229)).

10.12§	Form of Option Agreement under the Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed December 9, 2005 (File No. 333-130229)).

10.13§	Form of Restricted Stock Award Agreement under the Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-8 filed December 9, 2005 (File No. 333-130229)).

10.14§	2006 Annual Incentive Plan of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 10.12 to the Registration Statement).

10.15§	Amended and Restated Employment Agreement by and between Clear Channel Communications, Inc. and Mark P. Mays dated March 10, 2005 (incorporated herein by reference to Exhibit 10.15 to the Clear Channel Communications, Inc. Form 10-K (File No. 1-9645) filed March 11, 2005).

10.16§	Second Amendment to Employment Agreement, dated November 16, 2006, by and between Mark P. Mays and Clear Channel Communications, Inc. (incorporated herein by reference to the exhibits of the Clear Channel Communications, Inc. Form 8-K (File No. 1-9645) filed November 16, 2006.

10.17§	Amended and Restated Employment Agreement by and between Clear Channel Communications, Inc. and Randall T. Mays dated March 10, 2005 (incorporated herein by reference to Exhibit 10.16 to the Clear Channel Communications, Inc. Form 10-K (File No. 1-9645) filed March 11, 2005).

10.18§	Second Amendment to Employment Agreement, dated November 16, 2006, by and between Randall T. Mays and Clear Channel Communications, Inc. (incorporated herein by reference to the exhibits of the Clear Channel Communications, Inc. Form 8-K (File No. 1-9645) filed November 16, 2006.

10.19§	Employment Agreement by and between Clear Channel Outdoor Holdings, Inc. and Paul J. Meyer dated August 5, 2005 (incorporated herein by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Form 8-K (File No. 1-9645) filed August 10, 2005).

11*	Statement re: Computation of Per Share Earnings.

21*	Subsidiaries of Clear Channel Outdoor Holdings, Inc.

23.1*	Consent of Ernst & Young LLP.

24*	Power of Attorney (included on signature page).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

§	Management contract or compensatory plan or arrangement
The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.