Form 10-Q
period 2007-03-31
Clear Channel Outdoor Holdings, Inc.
filed 2007-05-10
CIK 1334978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-32663
CLEAR CHANNEL OUTDOOR HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-0812139
(State of Incorporation)	(I.R.S. Employer Identification No.)
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
Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each class of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2007

Class A Common Stock, $.01 par value	40,077,154
Class B Common Stock, $.01 par value	315,000,000

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

PART I
Item 1. UNAUDITED FINANCIAL STATEMENTS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$108,540	$105,395
Accounts receivable, less allowance of $25,836 at March 31, 2007 and $24,827 at December 31, 2006	767,625	798,980
Due from Clear Channel Communications	3,319	—
Prepaid expenses	97,845	91,256
Income taxes receivable	26,190	—
Other current assets	197,522	194,284

Total Current Assets	1,201,041	1,189,915

Property, Plant and Equipment
Land, buildings and improvements	347,638	343,690
Structures	3,618,317	3,601,653
Furniture and other equipment	238,896	238,340
Construction in progress	62,674	60,332

	4,267,525	4,244,015
Less accumulated depreciation	2,102,464	2,052,176

	2,165,061	2,191,839

Intangible Assets
Definite-lived intangibles, net	279,663	292,426
Indefinite-lived intangibles – permits	241,450	260,949
Goodwill	1,103,026	1,092,927

Other Assets
Notes receivable	3,177	3,192
Investments in, and advances to, nonconsolidated affiliates	96,075	97,352
Deferred tax asset	219,564	199,918
Other assets	94,885	93,373

Total Assets	$5,403,942	$5,421,891

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Current Liabilities
Accounts payable	$116,736	$121,578
Accrued expenses	444,392	494,744
Due to Clear Channel Communications	—	4,190
Accrued interest	4,018	3,621
Accrued income taxes	—	31,259
Deferred income	136,340	96,421
Current portion of long-term debt	61,967	86,293
Deferred tax liabilities	2,924	3,403

Total Current Liabilities	766,377	841,509

Long-term debt	92,351	97,883
Debt with Clear Channel Communications	2,500,000	2,500,000
Other long-term liabilities	233,799	214,220

Minority interest	181,890	181,901
Commitment and contingent liabilities (Note 5)

Shareholders’ Equity
Class A common stock	414	396
Class B common stock	3,150	3,150
Additional paid-in capital	1,290,742	1,279,079
Retained earnings	195,704	173,277
Accumulated other comprehensive income	139,515	130,476

Total Shareholders’ Equity	1,629,525	1,586,378

Total Liabilities and Shareholders’ Equity	$5,403,942	$5,421,891

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Revenue	$690,856	$598,369
Operating expenses:
Direct operating expenses (includes share-based payments of $986 and $1,066 in 2007 and 2006, respectively, and excludes depreciation and amortization)	394,205	344,396
Selling, general and administrative expenses (includes share-based payments of $381 and $414 in 2007 and 2006, respectively, and excludes depreciation and amortization)	127,533	115,035
Depreciation and amortization	95,670	96,320
Corporate expenses (includes share-based payments of $73 and $22 in 2007 and 2006, respectively, and excludes depreciation and amortization)	15,343	14,585
Gain on the disposition of assets – net	7,092	22,756

Operating income	65,197	50,789

Interest expense on debt with Clear Channel Communications	37,783	36,797
Interest expense	2,286	3,257
Equity in earnings of nonconsolidated affiliates	125	1,378
Other income (expense) – net	(44)	(434)

Income before income taxes and minority interest	25,209	11,679
Income tax (expense) benefit:
Current	(6,877)	18,475
Deferred	(3,764)	(23,614)

Income tax (expense) benefit:	(10,641)	(5,139)
Minority interest income, net of tax	1,516	1,593

Net income	16,084	8,133

Other comprehensive income, net of tax:
Foreign currency translation adjustments	9,039	23,486

Comprehensive income	$25,123	$31,619

Net income per common share:
Basic	$.05	$.02
Weighted average common shares outstanding – Basic	354,603	350,001

Diluted	$.05	$.02
Weighted average common shares outstanding – Diluted	355,505	350,001
See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$16,084	$8,133

Reconciling items:
Depreciation and amortization	95,670	96,320
Deferred taxes	3,764	23,614
Gain on sale of operating and fixed assets	(7,092)	(22,756)
Other reconciling items, net	2,346	188
Changes in operating assets and liabilities, net of effects of acquisitions	(24,323)	(25,355)

Net cash provided by operating activities	86,449	80,144

Cash flows from investing activities:
Decrease (increase) in notes receivable, net	15	(4)
Decrease (increase) in investments in, and advances to nonconsolidated affiliates – net	416	613
Purchases of property, plant and equipment	(47,253)	(43,718)
Proceeds from disposal of assets	9,862	8,085
Acquisition of operating assets, net of cash acquired	(12,189)	(9,114)
Decrease (increase) in other – net	(292)	(21,093)

Net cash used in investing activities	(49,441)	(65,231)

Cash flows from financing activities:
Draws on credit facilities	15,881	707
Payments on credit facilities	(36,582)	(97)
Proceeds from long-term debt	—	9,579
Payments on long-term debt	(10,349)	(8,956)
Net transfers (to) from Clear Channel Communications	(7,834)	(35,552)
Other, net	5,316	(750)

Net cash used in financing activities	(33,568)	(35,069)

Effect of exchange rate changes on cash	(295)	(1,237)

Net (decrease) increase in cash and cash equivalents	3,145	(21,393)

Cash and cash equivalents at beginning of period	105,395	108,644

Cash and cash equivalents at end of period	$108,540	$87,251

See Notes to Consolidated Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Preparation of Interim Financial Statements
The consolidated financial statements were prepared by Clear Channel Outdoor Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.
The consolidated financial statements include the accounts of the Company and its subsidiaries and give effect to allocations of expenses from Clear Channel Communications. These allocations were made on a specifically identifiable basis or using relative percentages of headcount or other methods management considered to be a reasonable reflection of the utilization of services provided. Significant intercompany transactions are eliminated in the consolidation process. Investments in nonconsolidated affiliates are accounted for using the equity method of accounting.
     Certain Reclassifications
The Company has reclassified certain selling, general and administrative expenses to direct operating expenses in 2006 to conform to current year presentation.
     Recent Accounting Pronouncements
Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“Statement 159”), was issued in February 2007. Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Statement 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Statement 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Statement 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company expects to adopt Statement 159 on January 1, 2008, and does not anticipate adoption to materially impact its financial position or results of operations.
     New Accounting Standard
The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. FIN 48 prescribes a recognition threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return. The adoption of FIN 48 resulted in an increase of $6.3 million to the January 1, 2007 balance of retained earnings and a decrease of $6.0 million in liabilities for unrecognized tax benefits and an increase of $25.4 million in Deferred tax assets. The total amount of unrecognized tax benefits at January 1, 2007 was $31.7 million, inclusive of $6.5 million for interest. Of this total, $15.3 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.
The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense. The total amount of interest accrued during the quarter ended March 31, 2007, was $0.7 million. The total amount of unrecognized tax benefits at March 31, 2007 was $32.4 million.
Pursuant to the Tax Matters Agreement entered into between Clear Channel Communications and the Company at the IPO, the operations of the Company are included in a consolidated federal income tax return filed by Clear Channel Communications. In addition, the Company and its subsidiaries file income tax returns in various state and foreign jurisdictions. The Company and Clear Channel Communications are in the process of settling most federal issues for the tax years 2000, 2001 and 2002 with the Internal Revenue Service (“IRS”). The IRS is near completion of its field examination of the Company’s tax returns through 2004. The Company expects to resolve several of its federal issues with the IRS within the next 12 months without any material adverse impact on the Company’s financial statements. Substantially all material state and local and foreign income tax matters have been concluded for years through 1999.
Note 2: INTANGIBLE ASSETS AND GOODWILL
     Definite-lived Intangibles
The Company has definite-lived intangible assets which consist primarily of transit and street furniture contracts and other contractual rights acquired in business combinations, all of which are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute to the Company’s future cash flows. Other definite-lived intangible assets are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Transit, street furniture, and other contractual rights	$822,827	$544,239	$821,364	$530,063
Other	41,640	40,565	41,544	40,419

Total	$864,467	$584,804	$862,908	$570,482

Total amortization expense from definite-lived intangible assets for the three months ended March 31, 2007 and for the year ended December 31, 2006 was $12.2 million and $85.5 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2008	$46,274
2009	38,608
2010	26,439
2011	20,059
2012	18,837
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
The carrying amount for billboard permits at March 31, 2007 and December 31, 2006 was $241.5 million and $260.9 million, respectively.
     Goodwill
The Company tests goodwill for impairment using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the three-month period ended March 31, 2007:

(In thousands)	Americas	International	Total
Balance as of December 31, 2006	$667,297	$425,630	$1,092,927
Acquisitions	5,610	1,420	7,030
Foreign currency	1,937	1,308	3,245
Adjustments	(176)	—	(176)

Balance as of March 31, 2007	$674,668	$428,358	$1,103,026

Note 3: RECENT DEVELOPMENTS
     Acquisitions
During the three months ended March 31, 2007, the Company’s Americas segment acquired display faces for $7.3 million in cash. In addition, the Company’s International segment acquired an additional equity interest in an outdoor company for $4.9 million.
     Disposition of Assets
The Company received proceeds of $9.9 million primarily related to the sale of International street furniture assets in Sweden during the first quarter of 2007.
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
The Company is currently involved in certain other legal proceedings and, as required, has accrued its estimate of the probable costs for the resolution of these claims, inclusive of those discussed above. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings.
Note 4: RESTRUCTURING
In the third quarter of 2005, the Company restructured its operations in France. As a result, the Company recorded $26.6 million in restructuring costs as a component of selling, general and administrative expenses; $22.5 million was related to severance costs and $4.1 million was related to other costs. During the three months ended March 31, 2007, $5.0 million was paid and charged to the restructuring reserve. As of March 31, 2007, the balance was $6.1 million. The remaining restructuring accrual is comprised primarily of severance, which is expected to be paid over the next three years.
In addition to the France restructuring, the Company has a restructuring liability related to Clear Channel Communications’ merger with Ackerley in June 2002. At March 31, 2007, the balance for this restructuring was $1.5 million.
Note 5: COMMITMENTS AND CONTINGENCIES
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
As discussed in Note 3, there are various lawsuits and claims pending against the Company. Based on current assumptions, the Company has accrued its estimate of the probable costs for the resolution of these claims. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings.
Note 6: RELATED PARTY TRANSACTIONS
The Company records net amounts due to or from Clear Channel Communications as “Due from/to Clear Channel Communications” on the consolidated balance sheets. The account represents the Company’s revolving promissory note with Clear Channel Communications, up to a maximum of $1.0 billion. The account accrues interest pursuant to the Master Agreement and is generally payable on demand. Included in the account is the net activity resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, the Company maintains collection bank accounts swept daily by Clear Channel Communications. In return, Clear Channel Communications funds the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment. At March 31, 2007, the balance of $3.3 million was an asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet. At December 31, 2006, the balance of $4.2 million was a liability recorded in “Due to Clear Channel Communications” on the consolidated balance sheet. The net interest income for the three months ended March 31, 2007 and 2006 was $0.5 million and $0.3 million, respectively.
The Company has a note in the original principal amount of $2.5 billion to Clear Channel Communications which matures on August 2, 2010, and may be prepaid in whole at any time, or in part from time to time. This note accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. This note is mandatorily payable upon a change of control of us and, subject to certain exceptions, all proceeds from debt or equity raised by us must be used to prepay such note. At March 31, 2007, the interest rate on the $2.5 billion intercompany note was 6.1%.
Clear Channel Communications has a five-year, multi-currency revolving credit facility in the amount of $1.75 billion. Certain of the Company’s International subsidiaries may borrow under a $150.0 million sub-limit within this credit facility to the extent Clear Channel Communications has not already borrowed against this capacity. This sub-limit allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provide funds to the Company’s International operations for certain working capital needs. The Company’s International subsidiary borrowings under this sub-limit are guaranteed by Clear Channel Communications. The interest rate is based upon LIBOR or, for Euro denominated borrowings, EURIBOR, plus a margin. At March 31, 2007, the interest rate on this bank credit facility was 5.9%. At March 31, 2007, the outstanding balance on the sub-limit was $17.7 million, and $132.3 million was available for future borrowings, with the entire balance to be paid on July 12, 2009.
The Company provides advertising space on its billboards for radio stations owned by Clear Channel Communications. For the three months ended March 31, 2007 and 2006, the Company recorded $1.9 million and $1.8 million, respectively, in revenue for these advertisements.
Under the Corporate Services Agreement entered into between Clear Channel Communications and the Company at the IPO, Clear Channel Communications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services. These services are charged to the Company based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For the three months ended March 31, 2007 and 2006, the Company recorded $5.9 million and $5.7 million, respectively, as a component of corporate expenses for these services.
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
The Company computes its deferred income tax provision using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, as if the Company was a separate taxpayer. Deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion or all of the asset will not be realized.
Pursuant to the Employee Matters Agreement, the Company’s employees participate in Clear Channel Communications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan. These costs are recorded as a component of selling, general and administrative expenses and were approximately $2.5 million and $2.3 million for the three months ended March 31, 2007 and 2006, respectively.

Note 7: SEGMENT DATA
The Company has two reportable segments – Americas and International. The Americas segment primarily includes operations in the United States, Canada and Latin America, and the International segment includes operations in Europe, Asia, Africa and Australia. Share-based payments are recorded by each segment in direct operating and selling, general and administrative expenses.

			Corporate
			expenses and
			gain on
			disposition of
(In thousands)	Americas	International	assets - net	Consolidated
Three months ended March 31, 2007
Revenue	$317,023	$373,833	$—	$690,856
Direct operating expenses	134,914	259,291	—	394,205
Selling, general and administrative expenses	54,243	73,290	—	127,533
Depreciation and amortization	46,561	49,109	—	95,670
Corporate expenses	—	—	15,343	15,343
Gain on disposition of assets — net	—	—	7,092	7,092

Operating income (loss)	$81,305	$(7,857)	$(8,251)	$65,197

Identifiable assets	$2,764,927	$2,391,523	$247,492	$5,403,942
Capital expenditures	$22,582	$24,671	$—	$47,253
Share-based payments	$1,126	$241	$73	$1,440

Three months ended March 31, 2006
Revenue	$274,102	$324,267	$—	$598,369
Direct operating expenses	120,011	224,385	—	344,396
Selling, general and administrative expenses	48,194	66,841	—	115,035
Depreciation and amortization	42,232	54,088	—	96,320
Corporate expenses	—	—	14,585	14,585
Gain on disposition of assets — net	—	—	22,756	22,756

Operating income (loss)	$63,665	$(21,047)	$8,171	$50,789

Identifiable assets	$2,517,865	$2,132,607	$274,759	$4,925,231
Capital expenditures	$14,220	$29,498	$—	$43,718
Share-based payments	$1,157	$323	$22	$1,502
Revenue of $393.3 million and $342.0 million and identifiable assets of $2.7 billion and $2.3 billion derived from the Company’s foreign operations are included in the data above for the three months ended March 31, 2007 and 2006, respectively.

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
Description of Business
     Our revenues are derived from selling advertising space on displays owned or operated, consisting primarily of billboards, street furniture and transit displays. We own the majority of our advertising displays, which typically are located on sites that we either lease or own or for which we have acquired permanent easements. Our advertising contracts with clients typically outline the number of displays reserved, the duration of the advertising campaign and the unit price per display.
     Our advertising rates are generally based on the gross rating points, or total number of impressions delivered by a display or group of displays, expressed as a percentage of a market population. The number of impressions delivered by a display is measured by the number of people passing the site during a defined period of time and, in some International markets, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic. Management typically monitors our business by reviewing the average rates, average revenues per display, occupancy and inventory levels of each of our display types by market. In addition, because a significant portion of our advertising operations are conducted in foreign markets, principally France and the United Kingdom, management reviews the operating results from our foreign operations on a constant dollar basis. A constant dollar basis allows for comparison of operations independent of foreign exchange movements. Because revenue-sharing and minimum guaranteed payment arrangements are more prevalent in our International operations, the margins in our International operations are typically less than the margins in our Americas operations.
     The significant expenses associated with our operations include (i) direct production, maintenance and installation expenses, (ii) site lease expenses for land under our displays and (iii) revenue-sharing or minimum guaranteed amounts payable under our billboard, street furniture and transit display contracts. Our direct production, maintenance and installation expenses include costs for printing, transporting and changing the advertising copy on our displays, the related labor costs, the vinyl and paper costs and the costs for cleaning and maintaining our displays. Vinyl and paper costs vary according to the complexity of the advertising copy and the quantity of displays. Our site lease expenses include lease payments for use of the land under our displays, as well as any revenue-sharing arrangements or minimum guaranteed amounts payable that we may have with the landlords. The terms of our site leases and revenue-sharing or minimum guaranteed contracts generally range from 1 to 20 years.
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
     The results in the 2007 period reflect our acquisition of Interspace Airport Advertising, or Interspace, which we acquired in July 2006.
Relationship with Clear Channel Communications
     On November 16, 2006, and amended on April 18, 2007, Clear Channel Communications agreed to be acquired by a group of equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. The closing of the transaction is subject to Clear Channel Communications’ shareholder approval, antitrust clearances and other customary closing conditions. On May 7, 2007, Clear Channel Communications announced that they are in discussions with the private equity group led by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. regarding possible changes to the terms and structure of the merger. The Special Meeting of Clear Channel Communications’ shareholders to vote on the Merger Agreement is currently scheduled for May 22, 2007.
     Clear Channel Communications has advised us its current intent is to continue to hold all of our Class B common stock and thereby retain its controlling interest in us. However, Clear Channel Communications is not subject to any contractual obligation that would prohibit it from selling, spinning off, splitting off or otherwise disposing of any shares of our common stock.

     Under the Corporate Services Agreement, Clear Channel Communications allocates to us our share of costs for services provided on our behalf based on actual direct costs incurred by Clear Channel Communications or an estimate of Clear Channel Communications’ expenses incurred on our behalf. For the three months ended March 31, 2007 and 2006, we recorded approximately $5.9 million and $5.7 million, respectively, as a component of corporate expenses for these services.
Share-Based Payments
     We recognized $1.0 million, $0.4 million and $0.07 million of share-based payments in direct operating, SG&A and corporate expenses, respectively, during the three months ended March 31, 2007. We recognized $1.0 million, $0.4 million and $0.02 million of share-based payments in direct operating, SG&A and corporate expenses, respectively, during the three months ended March 31, 2006. As of March 31, 2007, there was $12.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately three years.
RESULTS OF OPERATIONS
Consolidated Results of Operations
     The comparison of the Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2006 is as follows:

	Three Months Ended
	March 31,		%
(In thousands)	2007	2006	Change
Revenue	$690,856	$598,369	15%
Operating expenses:
Direct operating expenses	394,205	344,396	14%
Selling, general and administrative expenses	127,533	115,035	11%
Depreciation and amortization	95,670	96,320	(1%)
Corporate expenses	15,343	14,585	5%
Gain on disposition of assets – net	7,092	22,756

Operating income	65,197	50,789	28%
Interest expense (including interest on debt with Clear Channel Communications)	40,069	40,054
Equity in earnings of nonconsolidated affiliates	125	1,378
Other income (expense) – net	(44)	(434)

Income before income taxes and minority interest	25,209	11,679
Income tax (expense) benefit:
Current	(6,877)	18,475
Deferred	(3,764)	(23,614)

Income tax (expense) benefit:	(10,641)	(5,139)
Minority interest income (expense), net of tax	1,516	1,593

Net income	$16,084	$8,133

Revenue
     Our revenue increased $92.5 million, or 15%, during the first quarter of 2007 as compared to 2006. Our International revenue increased $49.6 million, including approximately $31.2 million related to movements in foreign exchange. In addition to foreign exchange, International revenue growth was led by street furniture revenues, with billboard revenues increasing as well. Our Americas revenue increased $42.9 million with Interspace, which we acquired in July 2006, contributing approximately $15.3 million to the increase. In addition to Interspace, our Americas revenue growth occurred across our inventory, led by approximately $14.8 million from increased bulletin revenues.
Direct Operating Expenses
     Our direct operating expenses increased $49.8 million, or 14%, during the first quarter of 2007 as compared to 2006. International direct operating expenses increased $34.9 million primarily from $22.5 million related to movements in foreign exchange and an increase in site lease expenses primarily associated with the increase in revenue and new contracts. Americas direct operating expenses increased $14.9 million with Interspace contributing approximately $6.6 million and production expenses contributing $2.0 million.
Selling, General and Administrative Expenses (SG&A)
     Our direct operating expenses increased $12.5 million, or 11%, during the first quarter of 2007 as compared to 2006. International SG&A expenses increased $6.4 million primarily related to movements in foreign exchange. Americas SG&A expenses increased $6.1 million attributable to $3.0 million from Interspace and the rest primarily attributable to sales expenses associated with the increase in revenue.
Gain on Disposition of Assets — Net
     The gain on disposition of assets – net for the three months ended March 31, 2007 decreased $15.7 million from $22.8 million in 2006 to $7.1 million in 2007. The decrease is primarily related to a $17.1 million gain in our Americas segment from the exchange of assets in one of our markets for the assets of a third party located in a different market during the first quarter of 2006.
Income Taxes
     Our operations are included in a consolidated income tax return filed by Clear Channel Communications. However, for our financial statements, our provision for income taxes was computed on the basis that we file separate consolidated income tax returns with our subsidiaries.
     Current tax expense increased $25.4 million for the three months ended March 31, 2007 as compared to 2006, primarily due to current tax benefits of approximately $19.7 million recorded in 2006 related to the disposition of certain assets. In addition, additional current tax expense was recorded in 2007 due to an increase in “Income before income taxes and minority interest” of $13.5 million.
     Deferred tax expense decreased $19.9 million for the three months ended March 31, 2007 as compared with 2006, primarily due to deferred tax expense of approximately $19.7 million recorded in 2006 related to the disposition of certain assets.
Americas Results of Operations

	Three Months Ended
	March 31,		%
(In thousands)	2007	2006	Change
Revenue	$317,023	$274,102	16%
Direct operating expenses	134,914	120,011	12%
Selling, general and administrative expenses	54,243	48,194	13%
Depreciation and amortization	46,561	42,232	10%

Operating income	$81,305	$63,665	28%

     Our Americas revenue increased $42.9 million, or 16%, during the first quarter of 2007 as compared to 2006. Interspace contributed approximately $15.3 million to the increase. In addition to Interspace, the revenue growth occurred across our inventory, led by approximately $14.8 million from increased bulletin revenues. Our bulletin rates increased, with occupancy essentially flat in 2007 compared to 2006. We also experienced rate increases on our poster and shelter inventory. Both national and local revenues experienced growth during the quarter. Revenue growth occurred across many of our markets, including Boston, Miami, Philadelphia and Seattle.
     Direct operating expenses increased $14.9 million in the first quarter of 2007 as compared to 2006 with Interspace contributing approximately $6.6 million and production expenses contributing $2.0 million during this same period. SG&A expenses increased $6.1 million attributable to $3.0 million from Interspace and the rest primarily attributable to sales expenses associated with the increase in revenue.
     Depreciation and amortization increased $4.3 million primarily associated with $3.0 million from Interspace.

International Results of Operations

	Three Months Ended
	March 31,		%
(In thousands)	2007	2006	Change
Revenue	$373,833	$324,267	15%
Direct operating expenses	259,291	224,385	16%
Selling, general and administrative expenses	73,290	66,841	10%
Depreciation and amortization	49,109	54,088	(9%)

Operating income (loss)	$(7,857)	$(21,047)	N.A.

     Our International revenue increased $49.6 million, or 15%, in the first quarter of 2007 as compared to 2006. Included in the increase was approximately $31.2 million related to movements in foreign exchange. Growth was led by street furniture revenues, with billboard revenues increasing as well. The increase in street furniture revenues and billboard revenues was primarily attributable to increased yield. On a constant dollar basis, revenue from our operations in France increased in 2007 over 2006 primarily from strong street furniture sales, while revenue was essentially unchanged in the United Kingdom.
     Direct operating expenses increased $34.9 million during the first quarter of 2007 as compared to 2006 primarily from approximately $22.5 million related to movements in foreign exchange and an increase in site lease expenses primarily associated with the increase in revenue and new contracts. SG&A expenses increased $6.4 million primarily from movements in foreign exchange.
     Depreciation and amortization declined $5.0 million primarily from contracts which were fully amortized at December 31, 2006.
Reconciliation of Segment Operating Income (Loss)

	Three Months Ended
	March 31,
(In thousands)	2007	2006
Americas	$81,305	$63,665
International	(7,857)	(21,047)
Corporate expenses	(15,343)	(14,585)
Gain on disposition of assets – net	7,092	22,756

Consolidated operating income	$65,197	$50,789

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
Operating Activities:
     Net cash flow from operating activities of $86.4 million for the three months ended March 31, 2007 principally reflects net income of $16.1 million and depreciation and amortization of $95.7 million. Net cash flow from operating activities is partially offset by a negative change in working capital of $24.3 million. Net cash flow from operating activities of $80.1 million for the three months ended March 31, 2006 principally reflects net income of $8.1 million and depreciation and amortization of $96.3 million, partially offset by a negative change in working capital of approximately $25.4 million.
Investing Activities:
     Net cash used in investing activities of $49.4 million for the three months ended March 31, 2007 principally reflects capital expenditures of $47.3 million related to purchases of property, plant and equipment and $12.2 million related to acquisitions of operating assets. Net cash used in investing activities of $65.2 million for the three months ended March 31, 2006 principally reflects capital expenditures of $43.7 million related to purchases of property, plant and equipment and $9.1 million related to acquisitions of operating assets.

Financing Activities:
     Net cash used in financing activities of $33.6 million for the three months ended March 31, 2007 principally reflects net reductions in debt of $31.1 million and a net transfer of cash to Clear Channel Communications of $7.8 million. Net cash used in financing activities of $35.1 million for the three months ended March 31, 2006 principally relates to a net transfer of cash to Clear Channel Communications of $35.6 million.
SOURCES OF CAPITAL
As of March 31, 2007 and December 31, 2006 we had the following debt outstanding:

	March 31,	December 31,
(In millions)	2007	2006
Bank credit facility	$17.7	$23.5
Debt with Clear Channel Communications	2,500.0	2,500.0
Other borrowings	136.6	160.7
Due to Clear Channel Communications	—	4.2

Total debt	2,654.3	2,688.4
Less: Cash and cash equivalents	108.5	105.4
Less: Due from Clear Channel Communications	3.3	—

	$2,542.5	$2,583.0

Credit Facility
     In addition to cash flows from operations, another source of liquidity is through borrowings under a $150.0 million sub-limit included in Clear Channel Communications’ five-year, multicurrency $1.75 billion revolving credit facility. Certain of our International subsidiaries may borrow under the sub-limit to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. The interest rate on outstanding balances under the credit facility is based upon LIBOR or, for Euro denominated borrowings, EURIBOR, plus, in each case, a margin. At March 31, 2007, the outstanding balance on the sub-limit was approximately $17.7 million, and approximately $132.3 million was available for future borrowings, with the entire balance to be paid on July 12, 2009. At March 31, 2007, the interest rate on borrowings under this credit facility was 5.9%. As of May 8, 2007, the outstanding balance on the sub-limit was $17.9 million and $132.1 million was available for future borrowings.
Debt With Clear Channel Communications
     As part of the day-to-day cash management services provided by Clear Channel Communications, we maintain an account that represents net amounts due to or from Clear Channel Communications, which is recorded as “Due from/to Clear Channel Communications” on the consolidated balance sheets. The account represents our revolving promissory note with Clear Channel Communications, up to a maximum of $1.0 billion. The account accrues interest pursuant to the Master Agreement and is generally payable on demand. Included in the account is the net activity resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, we maintain collection bank accounts swept daily by Clear Channel Communications. In return, Clear Channel Communications funds our controlled disbursement accounts as checks or electronic payments are presented for payment. At March 31, 2007, the balance of $3.3 million was an asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet. At December 31, 2006, the balance of $4.2 million was a liability recorded in “Due to Clear Channel Communications” on the consolidated balance sheet. The net interest income for the three months ended March 31, 2007 and 2006 was $0.5 million and $0.3 million, respectively.
     We have a note in the original principal amount of $2.5 billion to Clear Channel Communications which matures on August 2, 2010, and may be prepaid in whole at any time, or in part from time to time. The note accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. This note is mandatorily payable upon a change of control of us and, subject to certain exceptions, all proceeds from debt or equity raised by us must be used to prepay such note. At March 31, 2007, the interest rate on the $2.5 billion intercompany note was 6.1%.
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
     The significant covenants contained in the Clear Channel Communications $1.75 billion revolving credit facility relate to leverage and interest coverage (as defined in the credit facility). The leverage ratio covenant requires Clear Channel Communications to maintain a ratio of consolidated funded indebtedness to operating cash flow (as defined by the credit facility) of less than 5.25x. The interest coverage covenant requires Clear Channel Communications to maintain a minimum ratio of operating cash flow to interest expense (as defined by the credit facility) of 2.50x. At March 31, 2007, Clear Channel Communications’ leverage and interest coverage ratios were 3.3x and 4.8x, respectively.
     There are no significant covenants or events of default contained in the cash management note issued by Clear Channel Communications to us or the cash management note issued by us to Clear Channel Communications.
     At March 31, 2007, we and Clear Channel Communications were in compliance with all debt covenants.
USES OF CAPITAL
Acquisitions
     During the three months ended March 31, 2007, our Americas segment acquired display faces for $7.3 million in cash. In addition, our International segment acquired an additional equity interest in an outdoor company for $4.9 million.
Capital Expenditures
     Capital expenditures were $47.3 million and $43.7 million in the three months ended March 31, 2007 and 2006, respectively.

	Three Months Ended March 31,
(In millions)	2007	2006
Non-revenue producing	$17.9	$18.7
Revenue producing	29.4	25.0

Total capital expenditures	$47.3	$43.7

Commitments, Contingencies and Guarantees
     From time to time, we are involved in legal proceedings arising in the ordinary course of business. Under our agreements with Clear Channel Communications, we have assumed and will indemnify Clear Channel Communications for liabilities related to our business. Other than as described in our Annual Report on Form 10-K for the year ended December 31, 2006 and Note 3 of the Notes to the Consolidated Financial Statements, we do not believe there is any litigation pending that would have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flow.
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

MARKET RISK
     Interest Rate Risk
          We had approximately $2.7 billion total debt outstanding as of March 31, 2007, $2.5 billion of which is debt with Clear Channel Communications, $128.8 million is variable based on market interest rates and the remainder is fixed rate debt. The debt with Clear Channel Communications accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. At March 31, 2007, 29% of Clear Channel Communications’ debt was variable based on market interest rates. Each 50 basis point increase or decrease in interest rates would increase or decrease our interest expense and cash outlay for the three months ended March 31, 2007 by approximately $1.0 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of March 31, 2007 with no subsequent change in rates for the remainder of the period.
     Foreign Currency
          We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies, except in the hyperinflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported a net loss of approximately $10.3 million for the three months ended March 31, 2007. We estimate a 10% change in the value of the U.S. dollar relative to foreign currencies would have changed our net income for the three months ended March 31, 2007 by approximately $1.0 million.
          This analysis does not consider the implication such currency fluctuations could have on the overall economic activity that could exist in such an environment in the United States or the foreign countries or on the results of operations of these foreign entities.
Recent Accounting Pronouncements
          Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“Statement 159”), was issued in February 2007. Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Statement 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Statement 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Statement 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We expect to adopt Statement 159 on January 1, 2008, and do not anticipate adoption to materially impact our financial position or results of operations.
Risks Regarding Forward Looking Statements
          The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including the future levels of cash flow from operations. Management believes all statements expressing expectations and projections with respect to future matters, including our ability to negotiate contracts having more favorable terms and the availability of capital resources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our financial performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. The Company does not intend to update any forward-looking statements.
A wide range of factors could materially affect future developments and performance, including:

•	the consummation of the merger between Clear Channel Communications and private equity funds sponsored by Bain Capital LLC and Thomas H. Lee Partners L.P., or any deterioration in the financial condition of Clear Channel Communications, could adversely affect our access to the credit markets and increase our borrowing costs;

•	the impact of general economic and political conditions in the United States and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;

•	the impact of the geopolitical environment;

•	our ability to integrate the operations of recently acquired companies;

•	shifts in population and other demographics;

•	industry conditions, including competition;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	changes in labor conditions;

•	fluctuations in exchange rates and currency values;

•	capital expenditure requirements;

•	the outcome of pending and future litigation settlements;

•	legislative or regulatory requirements;

•	interest rates;

•	the effect of leverage on our financial position and earnings;

•	taxes;

•	access to capital markets; and

•	certain other factors set forth in our SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2006.
               This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
               Required information is within Item 2 of this Part I.
Item 4. CONTROLS AND PROCEDURES
               Our principal executive and financial officers have concluded, based on their evaluation as of the end of the period covered by this Form 10-Q, that our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.
               There were no changes in our internal control over financial reporting that occurred during the most recent three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
     For information regarding our risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have not been any material changes in the risk factors disclosed in this Annual Report on Form 10-K.
     Additional information relating to risk factors is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Risks Regarding Forward-Looking Statements.”
Item 6. Exhibits
     See the Index to Exhibits, which is incorporated into and made a part of this Quarterly Report on Form 10-Q.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

May 9, 2007	/s/ Randall T. Mays Randall T. Mays Chief Financial Officer

May 9, 2007	/s/ Herbert W. Hill, Jr. Herbert W. Hill, Jr. Senior Vice President and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 31, 2006).

3.2	Amended and Restated Bylaws of the Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 31, 2006).

4.1	Form of Specimen Class A Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-127375 (the “Registration Statement”)).

4.2	Form of Specimen Class B Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 4.2 to the Registration Statement).

11*	Statement re: Computation of Per Share Earnings.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith