Form 10-Q
period 2007-06-30
Clear Channel Outdoor Holdings, Inc.
filed 2007-08-09
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          Indicate the number of shares outstanding of each class of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2007
Class A Common Stock, $.01 par value	40,410,319
Class B Common Stock, $.01 par value	315,000,000

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

PART I
Item 1. UNAUDITED FINANCIAL STATEMENTS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
(In thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Current Assets
Cash and cash equivalents	$94,660	$105,395
Accounts receivable, less allowance of $24,972 at June 30, 2007 and $24,827 at December 31, 2006	833,421	798,980
Due from Clear Channel Communications	74,462	—
Prepaid expenses	102,225	91,256
Other current assets	188,629	194,284

Total Current Assets	1,293,397	1,189,915

Property, Plant and Equipment
Land, buildings and improvements	350,330	343,690
Structures	3,707,008	3,601,653
Furniture and other equipment	245,550	238,340
Construction in progress	69,654	60,332

	4,372,542	4,244,015
Less accumulated depreciation	2,197,529	2,052,176

	2,175,013	2,191,839
Intangible Assets
Definite-lived intangibles, net	272,717	292,426
Indefinite-lived intangibles — permits	244,700	260,949
Goodwill	1,125,071	1,092,927

Other Assets
Notes receivable	3,461	3,192
Investments in, and advances to, nonconsolidated affiliates	98,770	97,352
Deferred tax asset	213,961	199,918
Other assets	110,660	93,373

Total Assets	$5,537,750	$5,421,891

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(In thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Current Liabilities
Accounts payable	$93,526	$121,578
Accrued expenses	473,926	494,744
Due to Clear Channel Communications	—	4,190
Accrued interest	4,408	3,621
Accrued income taxes	5,676	31,259
Deferred income	137,430	96,421
Current portion of long-term debt	63,435	86,293
Deferred tax liabilities	4,010	3,403

Total Current Liabilities	782,411	841,509

Long-term debt	93,717	97,883
Debt with Clear Channel Communications	2,500,000	2,500,000
Other long-term liabilities	233,633	214,220

Minority interest	188,069	181,901
Commitments and contingent liabilities (Note 5)

Shareholders’ Equity
Class A common stock	418	396
Class B common stock	3,150	3,150
Additional paid-in capital	1,296,962	1,279,079
Retained earnings	266,082	173,277
Accumulated other comprehensive income	173,391	130,476
Cost of shares held in treasury	(83)	—

Total Shareholders’ Equity	1,739,920	1,586,378

Total Liabilities and Shareholders’ Equity	$5,537,750	$5,421,891

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Revenue	$1,527,569	$1,346,772	$836,713	$748,403
Operating expenses:
Direct operating expenses (includes share-based payments of $3,147, $2,198, $2,161 and $1,132 for the six and three months ended June 30, 2007 and 2006, respectively, and excludes depreciation and amortization)	823,348	718,555	429,143	374,159
Selling, general and administrative expenses (includes share-based payments of $1,215, $855, $834 and $441 for the six and three months ended June 30, 2007 and 2006, respectively, and excludes depreciation and amortization)	262,090	234,634	134,557	119,599
Depreciation and amortization	193,823	197,147	98,153	100,827
Corporate expenses (includes share-based payments of $241, $45, $168 and $23 for the six and three months ended June 30, 2007 and 2006, respectively, and excludes depreciation and amortization)	28,614	28,705	13,271	14,120
Gain (loss) on disposition of assets — net	8,296	22,441	1,204	(315)

Operating income	227,990	190,172	162,793	139,383

Interest expense on debt with Clear Channel Communications	76,201	74,563	38,418	37,766
Interest expense	3,807	7,183	1,521	3,926
Equity in earnings of nonconsolidated affiliates	2,945	3,799	2,820	2,421
Other income — net	996	1,200	1,040	1,634

Income before income taxes and minority interest	151,923	113,425	126,714	101,746
Income tax expense:
Current	50,946	14,202	44,069	32,677
Deferred	10,594	35,705	6,830	12,091

Income tax expense	61,540	49,907	50,899	44,768
Minority interest expense, net of tax	5,702	7,338	7,218	8,931

Net income	84,681	56,180	68,597	48,047

Other comprehensive income, net of tax:
Foreign currency translation adjustments	44,127	61,608	35,088	38,122

Comprehensive income	$128,808	$117,788	$103,685	$86,169

Net income per common share:
Basic	$.24	$.16	$.19	$.14
Weighted average common shares outstanding — Basic	354,740	350,001	354,876	350,002

Diluted	$.24	$.16	$.19	$.14
Weighted average common shares outstanding — Diluted	355,729	350,002	355,951	350,003
See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$84,681	$56,180

Reconciling items:
Depreciation and amortization	193,823	197,147
Deferred taxes	10,594	35,705
Provision for doubtful accounts	3,853	3,533
Gain on sale of operating and fixed assets	(8,296)	(22,441)
Other reconciling items, net	6,958	9,970
Changes in operating assets and liabilities, net of effects of acquisitions	(46,719)	(50,071)

Net cash provided by operating activities	244,894	230,023

Cash flows from investing activities:
Decrease (increase) in notes receivable, net	(269)	(3,079)
Decrease (increase) in investments in, and advances to nonconsolidated affiliates — net	462	619
Purchases of property, plant and equipment	(112,118)	(105,344)
Proceeds from disposal of assets	11,631	10,215
Acquisition of operating assets, net of cash acquired	(32,732)	(97,478)
Decrease (increase) in restricted cash	—	(81,333)
Decrease (increase) in other — net	(16,592)	(41,640)

Net cash used in investing activities	(149,618)	(318,040)

Cash flows from financing activities:
Draws on credit facilities	26,772	71,726
Payments on credit facilities	(60,502)	(414)
Proceeds from long-term debt	12,481	6,889
Payments on long-term debt	(11,867)	(48,752)
Net transfers (to) from Clear Channel Communications	(78,777)	53,848
Proceeds from exercise of stock options, stock purchase plan, common stock warrants, and other	8,618	—
Other, net	(84)	(684)

Net cash (used in) provided by financing activities	(103,359)	82,613

Effect of exchange rate changes on cash	(2,652)	4,763

Net (decrease) increase in cash and cash equivalents	(10,735)	(641)

Cash and cash equivalents at beginning of period	105,395	108,644

Cash and cash equivalents at end of period	$94,660	$108,003

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
          New Accounting Standard
The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. FIN 48 prescribes a recognition threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return. The adoption of FIN 48 resulted in an increase of $8.1 million to the January 1, 2007 balance of retained earnings, a decrease of $6.0 million in liabilities for unrecognized tax benefits and an increase of $27.2 million in Deferred tax assets. The total amount of unrecognized tax benefits at January 1, 2007 was $31.7 million, inclusive of $6.5 million for interest. Of this total, $15.3 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.
The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense. The total amount of interest accrued during the six and three months ended June 30, 2007, was $1.4 million and $0.7 million, respectively. The total amount of unrecognized tax benefits at June 30, 2007 was $33.1 million.
Pursuant to the Tax Matters Agreement between Clear Channel Communications and the Company, the operations of the Company are included in a consolidated federal income tax return filed by Clear Channel Communications. In addition, the Company and its subsidiaries file income tax returns in various state and foreign jurisdictions. The Company and Clear Channel Communications are in the process of settling most federal issues for the tax years 2000, 2001 and 2002 with the Internal Revenue Service (“IRS”). The IRS is near completion of its field examination of the Company’s tax returns through 2004. The Company expects to resolve several of its federal issues with the IRS within the next 12 months without any material adverse impact on the Company’s financial statements. Substantially all material state, local and foreign income tax matters have been concluded for years through 1999.
Note 2: INTANGIBLE ASSETS AND GOODWILL
          Definite-lived Intangibles
The Company has definite-lived intangible assets which consist primarily of transit and street furniture contracts and other contractual rights acquired in business combinations, all of which are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute to the Company’s future cash flows. Other definite-lived intangible assets are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization
Transit, street furniture, and other contractual rights	$837,445	$565,791	$821,364	$530,063
Other	40,845	39,782	41,544	40,419

Total	$878,290	$605,573	$862,908	$570,482

Total amortization expense from definite-lived intangible assets for the six and three months ended June 30, 2007 and for the year ended December 31, 2006 was $25.9 million, $13.7 million and $85.5 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2008	$48,534
2009	40,537
2010	26,824
2011	19,786
2012	19,521
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

The carrying amount for billboard permits at June 30, 2007 and December 31, 2006 was $244.7 million and $260.9 million, respectively.
          Goodwill
The Company tests goodwill for impairment using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the six-month period ended June 30, 2007:

(In thousands)	Americas	International	Total

Balance as of December 31, 2006	$667,297	$425,630	$1,092,927
Acquisitions	9,817	7,601	17,418
Foreign currency	6,398	7,873	14,271
Adjustments	455	—	455

Balance as of June 30, 2007	$683,967	$441,104	$1,125,071

Note 3: RECENT DEVELOPMENTS
          Acquisitions
During the six months ended June 30, 2007, the Company’s Americas segment acquired display faces for $14.9 million in cash. In addition, the Company’s International segment paid $17.8 million primarily related to the acquisition of an outdoor advertising business in Romania, an additional equity interest in an outdoor company and the acquisition of advertising structures.
          Disposition of Assets
The Company received proceeds of $11.6 million primarily related to the sale of International street furniture assets during the first six months of 2007 and recorded a gain of $5.5 million in “Gain (loss) on the disposition of assets — net” on the consolidated income statement.
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
Note 4: RESTRUCTURING
In the third quarter of 2005, the Company restructured its operations in France. As a result, the Company recorded $26.6 million in restructuring costs as a component of selling, general and administrative expenses; $22.5 million was related to severance costs and $4.1 million was related to other costs. During the six months ended June 30, 2007, $7.8 million was paid and charged to the restructuring reserve. As of June 30, 2007, the balance was $3.3 million. The remaining restructuring accrual is comprised primarily of severance, which is expected to be paid over the next three years.

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
Note 6: RELATED PARTY TRANSACTIONS
The Company records net amounts due to or from Clear Channel Communications as “Due from/to Clear Channel Communications” on the consolidated balance sheets. The account represents the Company’s revolving promissory note with Clear Channel Communications, up to a maximum of $1.0 billion. The account accrues interest pursuant to the Master Agreement and is generally payable on demand. Included in the account is the net activity resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, the Company maintains collection bank accounts swept daily by Clear Channel Communications. In return, Clear Channel Communications funds the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment. The Company’s claim in relation to cash transferred from its concentration account is on an unsecured basis and is limited to the balance of the Due from Clear Channel Communications account. At June 30, 2007, the balance of $74.5 million was an asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet. At December 31, 2006, the balance of $4.2 million was a liability recorded in “Due to Clear Channel Communications” on the consolidated balance sheet. The net interest income for the six months ended June 30, 2007 and 2006 was $1.0 million and $1.2 million, respectively. The net interest income for the three months ended June 30, 2007 and 2006 was $0.5 million and $0.9 million, respectively.
The Company has a note in the original principal amount of $2.5 billion to Clear Channel Communications which matures on August 2, 2010, and may be prepaid in whole at any time, or in part from time to time. This note accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. This note is mandatorily payable upon a change of control of the Company and, subject to certain exceptions, all proceeds from debt or equity raised by the Company must be used to prepay such note. At June 30, 2007, the interest rate on the $2.5 billion note was 6.2%.
Clear Channel Communications has a five-year, multi-currency revolving credit facility in the amount of $1.75 billion. Certain of the Company’s International subsidiaries may borrow under a $150.0 million sub-limit within this credit facility to the extent Clear Channel Communications has not already borrowed against this capacity. This sub-limit allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provide funds to the Company’s International operations for certain working capital needs. The Company’s International subsidiary borrowings under this sub-limit are guaranteed by Clear Channel Communications. The interest rate is based upon LIBOR or, for Euro denominated borrowings, EURIBOR, plus a margin. At June 30, 2007, the interest rate on borrowings under this bank credit facility, all of which were denominated in Euros, was 6.5%. At June 30, 2007, the outstanding balance on the sub-limit was $16.1 million, and $133.9 million was available for future borrowings, with the entire balance to be paid on July 12, 2009.
The Company provides advertising space on its billboards for radio stations owned by Clear Channel Communications. For the six months ended June 30, 2007 and 2006, the Company recorded $6.8 million and $5.0 million, respectively, in revenue for these advertisements. For the three months ended June 30, 2007 and 2006, the Company recorded $4.9 million and $3.2 million, respectively, in revenue for these advertisements.
Under the Corporate Services Agreement between Clear Channel Communications and the Company, Clear Channel Communications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services. These services are charged to the Company based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For the six months ended June 30, 2007 and 2006, the Company recorded $11.4 million and $10.6 million, respectively, as a component of corporate expenses for these services. For the three months ended June 30, 2007 and 2006, the Company recorded $5.5 million and $4.9 million, respectively, as a component of corporate expenses for these services.
Pursuant to the Tax Matters Agreement between Clear Channel Communications and the Company, the operations of the Company are included in a consolidated federal income tax return filed by Clear Channel Communications. The Company’s provision for income taxes has been computed on the basis that the Company files separate consolidated federal income tax returns with its subsidiaries. Tax payments are made to Clear Channel Communications on the basis of the Company’s separate taxable income. Tax benefits recognized on the Company’s employee stock options exercises are retained by the Company.
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
Pursuant to the Employee Matters Agreement, the Company’s employees participate in Clear Channel Communications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan. These costs are recorded as a component of selling, general and administrative expenses and were approximately $5.1 million and $4.6 million for the six months ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2007 and 2006, the Company recorded approximately $2.6 million and $2.3 million, respectively, as a component of selling, general and administrative expenses for these services.
Note 7: SEGMENT DATA
The Company has two reportable segments — Americas and International. The Americas segment primarily includes operations in the United States, Canada and Latin America, and the International segment includes operations in Europe, Asia, Africa and Australia. Share-based payments are recorded by each segment in direct operating and selling, general and administrative expenses.

			Corporate
			expenses and
			Gain (loss) on
			disposition of
(In thousands)	Americas	International	assets — net	Consolidated
Six months ended June 30, 2007
Revenue	$693,866	$833,703	$—	$1,527,569
Direct operating expenses	279,799	543,549	—	823,348
Selling, general and administrative expenses	110,368	151,722	—	262,090
Depreciation and amortization	93,193	100,630	—	193,823
Corporate expenses	—	—	28,614	28,614
Gain (loss) on disposition of assets — net	—	—	8,296	8,296

Operating income (loss)	$210,506	$37,802	$(20,318)	$227,990

Identifiable assets	$2,798,497	$2,451,724	$287,529	$5,537,750
Capital expenditures	$50,464	$61,654	$—	$112,118
Share-based payments	$3,592	$770	$241	$4,603

Three months ended June 30, 2007
Revenue	$376,843	$459,870	$—	$836,713
Direct operating expenses	144,885	284,258	—	429,143
Selling, general and administrative expenses	56,125	78,432	—	134,557
Depreciation and amortization	46,632	51,521	—	98,153
Corporate expenses	—	—	13,271	13,271
Gain (loss) on disposition of assets — net	—	—	1,204	1,204

Operating income (loss)	$129,201	$45,659	$(12,067)	$162,793

Share-based payments	$2,466	$529	$168	$3,163

			Corporate
			expenses and
			Gain (loss) on
			disposition of
(In thousands)	Americas	International	assets — net	Consolidated
Six months ended June 30, 2006
Revenue	$609,349	$737,423	$—	$1,346,772
Direct operating expenses	248,933	469,622	—	718,555
Selling, general and administrative expenses	98,817	135,817	—	234,634
Depreciation and amortization	83,485	113,662	—	197,147
Corporate expenses	—	—	28,705	28,705
Gain (loss) on disposition of assets — net	—	—	22,441	22,441

Operating income (loss)	$178,114	$18,322	$(6,264)	$190,172

Identifiable assets	$2,629,819	$2,337,087	$209,131	$5,176,037
Capital expenditures	$31,536	$73,808	$—	$105,344
Share-based payments	$2,387	$666	$45	$3,098

Three months ended June 30, 2006
Revenue	$335,247	$413,156	$—	$748,403
Direct operating expenses	128,922	245,237	—	374,159
Selling, general and administrative expenses	50,623	68,976	—	119,599
Depreciation and amortization	41,253	59,574	—	100,827
Corporate expenses	—	—	14,120	14,120
Gain (loss) on disposition of assets — net	—	—	(315)	(315)

Operating income (loss)	$114,449	$39,369	$(14,435)	$139,383

Share-based payments	$1,230	$343	$23	$1,596
Revenue of $877.0 million and $777.2 million and identifiable assets of $2.7 billion and $2.6 billion derived from the Company’s foreign operations are included in the data above for the six months ended June 30, 2007 and 2006, respectively. Revenue of $483.7 million and $435.2 million derived from the Company’s foreign operations are included in the data above for the three months ended June 30, 2007 and 2006, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
          Management’s discussion and analysis, or MD&A, of our financial condition and results of operations is provided as a supplement to the unaudited interim financial statements and accompanying notes thereto to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The information included in MD&A should be read in conjunction with the quarterly and annual financial statements.
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
          Our advertising rates are generally based on the gross rating points, or total number of impressions delivered by a display or group of displays, expressed as a percentage of a market population. The number of impressions delivered by a display is measured by the number of people passing the site during a defined period of time and, in some International markets, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic. Management typically monitors our business by reviewing the average rates, average revenues per display, or yield, occupancy and inventory levels of each of our display types by market. In addition, because a significant portion of our advertising operations are conducted in foreign markets, principally France and the United Kingdom, management reviews the operating results from our foreign operations on a constant dollar basis. A constant dollar basis allows for comparison of operations independent of foreign exchange movements. Because revenue-sharing and minimum guaranteed payment arrangements are more prevalent in our International operations, the margins in our International operations are typically less than the margins in our Americas operations.
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
Relationship with Clear Channel Communications
          On May 17, 2007, Clear Channel Communications entered into a second amendment to their previously announced Merger Agreement with a group of equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. The closing of the transaction is subject to Clear Channel Communications’ shareholder approval, antitrust clearances and other customary closing conditions.
          Clear Channel Communications has advised us its current intent is to continue to hold all of our Class B common stock and thereby retain its controlling interest in us. However, Clear Channel Communications is not subject to any contractual obligation that would prohibit it from selling, spinning off, splitting off or otherwise disposing of any shares of our common stock.
          Under the Corporate Services Agreement, Clear Channel Communications allocates to us our share of costs for services provided on our behalf based on actual direct costs incurred by Clear Channel Communications or an estimate of Clear Channel Communications’ expenses incurred on our behalf. For the three months ended June 30, 2007 and 2006, we recorded approximately $5.5 million and $4.9 million, respectively, as a component of corporate expenses for these services. For the six months ended June

30, 2007 and 2006, we recorded approximately $11.4 million and $10.6 million, respectively, as a component of corporate expenses for these services.
Share-Based Payments
          As of June 30, 2007, there was $25.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately three years. The following table details compensation costs related to share-based payments for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Direct operating expenses	$2,161	$1,132	$3,147	$2,198
Selling, general and administrative expenses	834	441	1,215	855
Corporate expenses	168	23	241	45

Total share-based payments	$3,163	$1,596	$4,603	$3,098

RESULTS OF OPERATIONS
Consolidated Results of Operations
          The comparison of the Three and Six Months Ended June 30, 2007 to the Three and Six Months Ended June 30, 2006 is as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In thousands)	2007	2006	Change	2007	2006	Change
Revenue	$836,713	$748,403	12%	$1,527,569	$1,346,772	13%
Operating expenses:
Direct operating expenses	429,143	374,159	15%	823,348	718,555	15%
Selling, general and administrative expenses	134,557	119,599	13%	262,090	234,634	12%
Depreciation and amortization	98,153	100,827	(3%)	193,823	197,147	(2%)
Corporate expenses	13,271	14,120	(6%)	28,614	28,705	0%
Gain (loss) on disposition of assets — net	1,204	(315)		8,296	22,441

Operating income	162,793	139,383	17%	227,990	190,172	20%
Interest expense (including interest on debt with Clear Channel Communications)	39,939	41,692		80,008	81,746
Equity in earnings of nonconsolidated affiliates	2,820	2,421		2,945	3,799
Other income — net	1,040	1,634		996	1,200

Income before income taxes and minority interest	126,714	101,746		151,923	113,425
Income tax expense:
Current	44,069	32,677		50,946	14,202
Deferred	6,830	12,091		10,594	35,705

Income tax expense	50,899	44,768		61,540	49,907
Minority interest expense, net of tax	7,218	8,931		5,702	7,338

Net income	$68,597	$48,047		$84,681	$56,180

Revenue
          Three Months
          Our revenue increased $88.3 million, or 12%, during the second quarter of 2007 as compared to 2006. International revenue increased $46.7 million, including approximately $28.1 million related to movements in foreign exchange. In addition to foreign exchange, International revenue growth was led by street furniture revenues. The increase in street furniture revenues was primarily attributable to increased yield. Americas revenue increased $41.6 million. Interspace, which we acquired in July 2006, contributed approximately $15.1 million to the increase. In addition, we experienced rate increases across our inventory. The growth was led by increased bulletin revenues due to the increased rates while occupancy was essentially flat in 2007 compared to 2006.
          Six Months
          Our revenue increased $180.8 million, or 13%, during the first six months of 2007 as compared to 2006. International revenue increased $96.3 million, including approximately $59.3 million related to movements in foreign exchange. In addition to foreign exchange, International revenue growth was led by street furniture revenues. Americas revenue increased $84.5 million with Interspace contributing approximately $30.4 million to the increase. In addition to Interspace, our Americas revenue growth occurred across our inventory, led by approximately $32.1 million from increased bulletin revenues.
Direct Operating Expenses
          Three Months
          Our direct operating expenses increased $55.0 million, or 15%, during the second quarter of 2007 as compared to 2006. International direct operating expenses increased $39.0 million primarily from $18.5 million related to movements in foreign exchange. During the second quarter of 2007, we experienced higher expenses due to a certain contract to post political displays during the French Presidential elections and the renewal of several street furniture contracts. The remaining increase was primarily attributable to an increase in site lease expense primarily associated with the increase in revenue and new contracts. Americas direct operating expenses increased $16.0 million with Interspace contributing approximately $7.0 million. The remainder of the increase was primarily attributable to site-lease expenses associated with the increase in revenue.
          Six Months
          Our direct operating expenses increased $104.8 million, or 15%, during the first six months of 2007 as compared to 2006. International direct operating expenses increased $73.9 million primarily from $41.0 million related to movements in foreign exchange and an increase in site lease expense primarily associated with the increase in revenue and new contracts. Americas direct operating expenses increased $30.9 million with Interspace contributing approximately $13.6 million to the increase. The remainder of the increase was primarily attributable to site-lease expenses associated with the increase in revenue.
Selling, General and Administrative Expenses (SG&A)
          Three Months
          Our SG&A increased $15.0 million, or 13%, during the second quarter of 2007 as compared to 2006. International SG&A expenses increased $9.5 million primarily related to movements in foreign exchange. Americas SG&A expenses increased $5.5 million attributable to $3.6 million from Interspace and the remainder of the increase was primarily attributable to sales expenses associated with the increase in revenue.
          Six Months
          Our SG&A increased $27.5 million, or 12%, during the first six months of 2007 as compared to 2006. International SG&A expenses increased $15.9 million primarily related to movements in foreign exchange. Americas SG&A expenses increased $11.6 million attributable to $6.6 million from Interspace and sales expenses associated with the increase in revenue.
Depreciation and Amortization
          Depreciation and amortization decreased $2.7 million and $3.3 million during the three and six months ended June 30, 2007 as compared to the same periods of 2006. The decrease was due to contracts which were fully amortized at December 31, 2006, partially offset by an increase from Interspace.
Gain (Loss) on Disposition of Assets — Net
          The gain (loss) on disposition of assets — net for the six months ended June 30, 2007 decreased $14.1 million from $22.4 million in 2006 to $8.3 million in 2007. During the first quarter of 2006, the Company recorded a $15.1 million gain in our Americas segment from the exchange of assets in one of our markets for the assets of a third party located in a different market.
Income Taxes
          Our operations are included in a consolidated income tax return filed by Clear Channel Communications. However, for our financial statements, our provision for income taxes was computed on the basis that we file separate consolidated income tax returns with our subsidiaries.

          Three Months
          Current tax expense for the three months ended June 30, 2007 increased $11.4 million compared to 2006 primarily due to the increase in Income before income taxes and minority interest of $25.0 million. The effective tax rate for the three months ended June 30, 2007 decreased to 40.2% as compared to 44.0% for the three months ended June 30, 2006, primarily due to increased tax expense recorded during 2006 as a result of the uncertainty of our ability to utilize certain tax losses in the future for certain international operations. Deferred tax expense for the three months ended June 30, 2007 decreased $5.3 million compared to 2006 primarily due to additional deferred tax expense that was recorded in 2006 related to the uncertainty of our ability to utilize certain tax losses in the future for certain international operations.
          Six Months
          Current tax expense for the six months ended June 30, 2007 increased $36.7 million compared to 2006 primarily due to the increase in Income before income taxes and minority interest of $38.5 million. In addition, the Company recorded approximately $22.8 million in current tax benefit during the first half of 2006 related to tax losses in excess of the amount reported for financial reporting purposes from the disposition of certain operating assets. The effective tax rate for the six months ended June 30, 2007 decreased to 40.5% as compared to 44.0% for the sixth months ended June 30, 2006, primarily due to increased tax expense recorded during 2006 as a result of the uncertainty of our ability to utilize certain tax losses in the future for certain international operations. Deferred tax expense for the six months ended June 30, 2007 decreased $25.1 million compared to 2006 primarily due to deferred tax expense of $22.8 million being recorded during the six months ended June 30, 2006 related to the disposition of certain operating assets mentioned above.
Americas Results of Operations

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In thousands)	2007	2006	Change	2007	2006	Change
Revenue	$376,843	$335,247	12%	$693,866	$609,349	14%
Direct operating expenses	144,885	128,922	12%	279,799	248,933	12%
Selling, general and administrative expenses	56,125	50,623	11%	110,368	98,817	12%
Depreciation and amortization	46,632	41,253	13%	93,193	83,485	12%

Operating income	$129,201	$114,449		$210,506	$178,114

Three Months
          Our Americas revenue increased $41.6 million, or 12%, during the second quarter of 2007 as compared to 2006. Interspace contributed approximately $15.1 million to the increase. We experienced rate increases across our inventory. The growth was led by increased bulletin revenues due to the increased rates while occupancy was essentially flat in 2007 compared to 2006. Revenue growth occurred across many of our markets, including Boston, Washington, Philadelphia and Seattle. Advertising categories that contributed to the strong growth were automotive, telecommunications and retail.
          Direct operating expenses increased $16.0 million in the second quarter of 2007 as compared to 2006 with Interspace contributing approximately $7.0 million to the increase. The remainder of the increase was primarily attributable to site lease expenses associated with the increase in revenue. SG&A expenses increased $5.5 million with Interspace contributing $3.6 million to the increase. The remainder of the increase was primarily attributable to sales expenses associated with the increase in revenue.
          Depreciation and amortization increased $5.4 million primarily associated with $3.3 million from Interspace.
Six Months
          Our Americas revenue increased $84.5 million, or 14%, during the first half of 2007 as compared to 2006. Interspace contributed approximately $30.4 million to the increase. In addition to Interspace, our Americas revenue growth occurred across our inventory led by approximately $32.1 million from increased bulletin revenues.
          Direct operating expenses increased $30.9 million in the first half of 2007 as compared to 2006 with Interspace contributing approximately $13.6 million to the increase. The remainder of the increase was primarily attributable to site-lease expenses associated with the increase in revenue. SG&A expenses increased $11.6 million attributable to $6.6 million from Interspace. The remainder of the increase was primarily attributable to bonus and commission expense.
          Depreciation and amortization increased $9.7 million primarily associated with $6.3 million from Interspace.

International Results of Operations

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(In thousands)	2007	2006	Change	2007	2006	Change
Revenue	$459,870	$413,156	11%	$833,703	$737,423	13%
Direct operating expenses	284,258	245,237	16%	543,549	469,622	16%
Selling, general and administrative expenses	78,432	68,976	14%	151,722	135,817	12%
Depreciation and amortization	51,521	59,574	(14%)	100,630	113,662	(11%)

Operating income	$45,659	$39,369		$37,802	$18,322

Three Months
          Our International revenue increased $46.7 million, or 11%, in the second quarter of 2007 as compared to 2006. Included in the increase was approximately $28.1 million related to movements in foreign exchange. Growth was led by street furniture revenues. The increase in street furniture revenues was primarily attributable to increased yield. On a constant dollar basis, revenue from our operations in France decreased in the second quarter of 2007 over 2006 primarily from a decline in national advertising during the French Presidential elections and due to some retailers shifting to television advertising from outdoor. Revenue was essentially unchanged in the United Kingdom. Markets contributing to the revenue growth were Italy, Spain and Ireland.
          Direct operating expenses increased $39.0 million, or 16%, during the second quarter of 2007 as compared to 2006. Included in the increase was approximately $18.5 million related to movements in foreign exchange. During the second quarter of 2007, we experienced higher expenses due to a certain contract to post political displays during the French Presidential elections and the renewal of several street furniture contracts. The remaining increase was primarily attributable to an increase in site lease expense primarily associated with the increase in revenue. SG&A expenses increased $9.5 million, or 14%, during the second quarter of 2007 as compared to 2006 primarily related to movements in foreign exchange.
          Depreciation and amortization declined $8.0 million primarily from contracts which were fully amortized at December 31, 2006.
Six Months
          Our International revenue increased $96.3 million, or 13%, in the first half of 2007 as compared to 2006. Included in the increase was approximately $59.3 million related to movements in foreign exchange. Also contributing to the increase was growth in street furniture revenues primarily as a result of increased yield during the six months ended June 30, 2007 compared to the same period of 2006.
          Direct operating expenses increased $73.9 million during the first half of 2007 as compared to 2006 primarily from approximately $41.0 million related to movements in foreign exchange and an increase in site lease expenses associated with the increase in revenue and new contracts. SG&A expenses increased $15.9 million primarily related to movements in foreign exchange.
          Depreciation and amortization declined $13.0 million primarily from contracts which were fully amortized at December 31, 2006.
Reconciliation of Segment Operating Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Americas	$129,201	$114,449	$210,506	$178,114
International	45,659	39,369	37,802	18,322
Corporate expenses	(13,271)	(14,120)	(28,614)	(28,705)
Gain (loss) on disposition of assets — net	1,204	(315)	8,296	22,441

Consolidated operating income	$162,793	$139,383	$227,990	$190,172

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     Operating Activities:
          Net cash provided by operating activities of $244.9 million for the six months ended June 30, 2007 principally reflected net income of $84.7 million, depreciation and amortization of $193.8 million, and deferred income tax expense of $10.6 million. Net cash provided by operating activities was partially offset by a negative change in working capital of approximately $46.7 million. Net cash provided by operating activities of $230.0 million for the six months ended June 30, 2006 principally reflected net income of $56.2 million, depreciation and amortization of $197.1 million, and deferred income tax expense of $35.7 million. Net cash provided by operating activities was partially offset by a negative change in working capital of approximately $50.1 million.
     Investing Activities:
          Net cash used in investing activities of $149.6 million for the six months ended June 30, 2007 principally reflected capital expenditures of $112.1 million related to purchases of property, plant and equipment and $32.7 million related to acquisitions of operating assets. Net cash used in investing activities of $318.0 million for the six months ended June 30, 2006 principally reflected capital expenditures of $105.3 million related to purchases of property, plant and equipment. Net cash used in investing activities also included an increase in restricted cash of $81.3 million, which was placed in escrow, related to our acquisition of Interspace Airport Advertising. Cash used for the acquisition of operating assets of $97.5 million primarily related to the acquisition of an outdoor advertising business in the United Kingdom.
     Financing Activities:
          Net cash used in financing activities of $103.4 million for the six months ended June 30, 2007 reflected a net decrease in debt and credit facilities of $33.1 million and a net transfer of cash to Clear Channel Communications of $78.8 million. Net cash provided by financing activities of $82.6 million for the six months ended June 30, 2006 principally related to a net transfer of cash from Clear Channel Communications of $53.9 million and a net increase in debt and credit facilities of $29.4 million. The net transfer of cash from Clear Channel Communications increased in the six months ended June 30, 2006 primarily related to Clear Channel Communications funding a portion of our debt payments, certain acquisitions and the escrow account for the acquisition of Interspace Airport Advertising.
SOURCES OF CAPITAL
As of June 30, 2007 and December 31, 2006, we had the following debt outstanding:

	June 30,	December 31,
(In millions)	2007	2006

Bank credit facility	$16.1	$23.5
Debt with Clear Channel Communications	2,500.0	2,500.0
Other borrowings	141.1	160.7
Due to Clear Channel Communications	—	4.2

Total debt	2,657.2	2,688.4
Less: Cash and cash equivalents	94.7	105.4
Less: Due from Clear Channel Communications	74.5	—

	$2,488.0	$2,583.0

Credit Facility
          In addition to cash flows from operations, another source of liquidity is through borrowings under a $150.0 million sub-limit included in Clear Channel Communications’ five-year, multicurrency $1.75 billion revolving credit facility. Certain of our International subsidiaries may borrow under the sub-limit to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. The interest rate on outstanding balances under the credit facility is based upon LIBOR or, for Euro denominated borrowings, EURIBOR, plus, in each case, a margin. At June 30, 2007, the outstanding balance on the sub-limit was approximately $16.1 million, and approximately $133.9 million was available for future borrowings, with the entire balance to be paid on July 12, 2009. At June 30, 2007, the interest rate on borrowings under this credit facility, all of which were denominated in Euros, was 6.5%. As of August 7, 2007, the outstanding balance on the sub-limit was $16.2 million and $133.8 million was available for future borrowings.

Debt With Clear Channel Communications
          As part of the day-to-day cash management services provided by Clear Channel Communications, we maintain an account that represents net amounts due to or from Clear Channel Communications, which is recorded as “Due from/to Clear Channel Communications” on the consolidated balance sheets. The account represents our revolving promissory note with Clear Channel Communications, up to a maximum of $1.0 billion. The account accrues interest pursuant to the Master Agreement and is generally payable on demand. Included in the account is the net activity resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, we maintain collection bank accounts swept daily by Clear Channel Communications. In return, Clear Channel Communications funds our controlled disbursement accounts as checks or electronic payments are presented for payment. Our claim in relation to cash transferred from our concentration account is on an unsecured basis and is limited to the balance of the Due from Clear Channel Communications account. At June 30, 2007, the balance of $74.5 million was an asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet. At December 31, 2006, the balance of $4.2 million was a liability recorded in “Due to Clear Channel Communications” on the consolidated balance sheet. The net interest income for the three months ended June 30, 2007 and 2006 was $0.5 million and $0.9 million, respectively. The net interest income for the six months ended June 30, 2007 and 2006 was $1.0 million and $1.2 million, respectively.
          We have a note in the original principal amount of $2.5 billion to Clear Channel Communications which matures on August 2, 2010, and may be prepaid in whole at any time, or in part from time to time. The note accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. This note is mandatorily payable upon a change of control of us and, subject to certain exceptions, all proceeds from debt or equity raised by us must be used to prepay such note. At June 30, 2007, the interest rate on the $2.5 billion note was 6.2%.
Debt Covenants
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
          The significant covenants contained in the Clear Channel Communications $1.75 billion revolving credit facility relate to leverage and interest coverage (as defined in the credit facility). The leverage ratio covenant requires Clear Channel Communications to maintain a ratio of consolidated funded indebtedness to operating cash flow (as defined by the credit facility) of less than 5.25x. The interest coverage covenant requires Clear Channel Communications to maintain a minimum ratio of operating cash flow to interest expense (as defined by the credit facility) of 2.50x. At June 30, 2007, Clear Channel Communications’ leverage and interest coverage ratios were 3.2x and 4.8x, respectively.
          There are no significant covenants or events of default contained in the cash management note issued by Clear Channel Communications to us or the cash management note issued by us to Clear Channel Communications.
          At June 30, 2007, we and Clear Channel Communications were in compliance with all debt covenants.
USES OF CAPITAL
Acquisitions
          During the six months ended June 30, 2007, our Americas segment acquired display faces for $14.9 million in cash. In addition, our International segment paid $17.8 million primarily related to the acquisition of an outdoor advertising business in Romania, an additional equity interest in an outdoor company and the acquisition of advertising structures.

Capital Expenditures
          Capital expenditures were $112.1 million and $105.3 million in the six months ended June 30, 2007 and 2006, respectively.

	Six Months Ended June 30,
(In millions)	2007	2006

Non-revenue producing	$36.8	$37.6
Revenue producing	75.3	67.7

Total capital expenditures	$112.1	$105.3

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
MARKET RISK
     Interest Rate Risk
          We had approximately $2.7 billion total debt outstanding as of June 30, 2007, $2.5 billion of which is debt with Clear Channel Communications, $129.3 million is variable based on market interest rates and the remainder is fixed rate debt. The debt with Clear Channel Communications accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. At June 30, 2007, 27% of Clear Channel Communications’ debt was variable based on market interest rates. Each 50 basis point increase or decrease in interest rates would increase or decrease our interest expense and cash outlay for the six months ended June 30, 2007 by approximately $1.9 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of June 30, 2007 with no subsequent change in rates for the remainder of the period.
     Foreign Currency
          We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies, except in the hyperinflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported net income of approximately $18.9 million for the six months ended June 30, 2007. We estimate a 10% change in the value of the U.S. dollar relative to foreign currencies would have changed our net income for the six months ended June 30, 2007 by approximately $1.9 million.
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
          There were no changes in our internal control over financial reporting that occurred during the most recent three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          (a) Recent Sales of Unregistered Securities
          On March 31, 2007, we issued 191,287 shares of Class A common stock to the selling shareholders of Interspace Airport Advertising as additional purchase consideration based on Interspace’s financial performance. The shares were valued at $5.1 million based upon a per share value of $26.59, which represents the average closing price of the Company’s Class A common stock for the 15 trading days ending March 31, 2007. The issuance of these shares was exempt as a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended.
          (c) Purchases of Equity Securities by the Issuer and Affiliated Purchases
          During the three months ended June 30, 2007, we accepted shares in payment of income taxes due upon the vesting of restricted stock awards as follows:

				Maximum Dollar
			Total Number of	Value of Shares
		Average Price	Shares Purchased as	that May Yet Be
	Total Number of	Paid	Part of Publicly	Purchased Under the
Period	Shares Purchased	per Share	Announced Programs	Programs
April 1 through April 30	—	—	—	—
May 1 through May 31	1,716	$29.00	—	—
June 1 through June 30	141	$27.96	—	—
Total	1,857		—

Item 4. Submission of Matters to a Vote of Security Holders
          Our annual meeting of shareholders was held on April 25, 2007. L. Lowry Mays and James M. Raines were elected as directors, each will serve a three year term or until his or her successor has been elected and qualified, subject to earlier resignation and removal. The shareholders also approved the adoption of the Clear Channel Outdoor Holdings, Inc. 2006 Annual Incentive Plan and the adoption of the Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan, as amended and restated.
          The results of voting at the annual meeting of the shareholders were as follows:
Proposal No. 1
(Election of Directors)

Nominee	For	Withheld
L. Lowry Mays	330,290,942	14,819,201
James M. Raines	340,845,636	4,264,507
Proposal No. 2
(Approve the Adoption of the Clear Channel Outdoor Holdings, Inc. 2006 Annual Incentive Plan)

For	Against	Abstain
344,565,652	540,132	4,359
Proposal No. 3
(Approve the Adoption of the Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan, as
Amended and Restated)

For	Against	Abstain
331,426,878	13,678,107	5,158
Item 6. Exhibits
          See the Index to Exhibits, which is incorporated into and made a part of this Quarterly Report on Form 10-Q.

Signatures
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.
August 8, 2007	/s/ Randall T. Mays
Randall T. Mays
Chief Financial Officer

August 8, 2007	/s/ Herbert W. Hill, Jr.
Herbert W. Hill, Jr.
Senior Vice President and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 31, 2006).

3.2	Amended and Restated Bylaws of the Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 31, 2006).

4.1	Form of Specimen Class A Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-127375 (the “Registration Statement”)).

4.2	Form of Specimen Class B Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 4.2 to the Registration Statement).

10.1	Clear Channel Outdoor Holdings, Inc. 2006 Annual Incentive Plan (incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated April 30, 2007).

10.2	Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K dated April 30, 2007).

11*	Statement re: Computation of Per Share Earnings.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith