Form 10-Q
period 2007-09-30
Clear Channel Outdoor Holdings, Inc.
filed 2007-11-09
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-32663

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-0812139
(State of Incorporation)	(I.R.S. Employer Identification No.)

200 East Basse Road

San Antonio, Texas 78209

(210) 832-3700

(Address and telephone number

of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒                    Accelerated filer ☐                    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each class of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2007
Class A Common Stock, $.01 par value	40,418,388
Class B Common Stock, $.01 par value	315,000,000

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

PART I

Item 1.    UNAUDITED FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)
Current Assets
Cash and cash equivalents	$114,103	$105,395
Accounts receivable, less allowance of $28,131 at September 30, 2007 and $24,827 at December 31, 2006	882,719	798,980
Due from Clear Channel Communications	134,205	—
Prepaid expenses	104,425	91,256
Other current assets	206,113	194,284

Total Current Assets	1,441,565	1,189,915

Property, Plant and Equipment
Land, buildings and improvements	361,449	343,690
Structures	3,815,503	3,601,653
Furniture and other equipment	252,923	238,340
Construction in progress	71,907	60,332

	4,501,782	4,244,015
Less accumulated depreciation	2,311,623	2,052,176

	2,190,159	2,191,839
Intangible Assets
Definite-lived intangibles, net	264,897	292,426
Indefinite-lived intangibles – permits	246,643	260,949
Goodwill	1,137,283	1,092,927

Other Assets
Notes receivable	3,444	3,192
Investments in, and advances to, nonconsolidated affiliates	101,669	97,352
Deferred tax asset	205,657	199,918
Other assets	106,792	93,373

Total Assets	$5,698,109	$5,421,891

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

(In thousands)

	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)
Current Liabilities
Accounts payable	$101,425	$121,578
Accrued expenses	530,182	494,744
Due to Clear Channel Communications	—	4,190
Accrued interest	4,661	3,621
Accrued income taxes	25,215	31,259
Deferred income	128,525	96,421
Current portion of long-term debt	74,639	86,293
Deferred tax liabilities	4,571	3,403

Total Current Liabilities	869,218	841,509

Long-term debt	51,000	97,883
Debt with Clear Channel Communications	2,500,000	2,500,000
Other long-term liabilities	224,927	214,220

Minority interest	203,086	181,901
Commitments and contingent liabilities (Note 5)

Shareholders’ Equity
Class A common stock	418	396
Class B common stock	3,150	3,150
Additional paid-in capital	1,299,290	1,279,079
Retained earnings	320,798	173,277
Accumulated other comprehensive income	226,275	130,476
Cost of shares held in treasury	(53)	—

Total Shareholders’ Equity	1,849,878	1,586,378

Total Liabilities and Shareholders’ Equity	$5,698,109	$5,421,891

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Revenue	$2,345,110	$2,067,026	$817,541	$720,254
Operating expenses:
Direct operating expenses (includes share-based payments of $4,776, $3,279, $1,629 and $1,081 for the nine and three months ended September 30, 2007 and 2006, respectively, and excludes depreciation and amortization)	1,257,820	1,102,388	434,472	383,833
Selling, general and administrative expenses (includes share-based payments of $1,843, $1,275, $628 and $420 for the nine and three months ended September 30, 2007 and 2006, respectively, and excludes depreciation and amortization)	393,318	353,058	131,228	118,424
Depreciation and amortization	293,616	299,270	99,793	102,123
Corporate expenses (includes share-based payments of $366, $67, $125 and $22 for the nine and three months ended September 30, 2007 and 2006, respectively, and excludes depreciation and amortization)	44,936	43,830	16,322	15,125
Gain (loss) on disposition of assets – net	8,710	21,607	414	(834)

Operating income	364,130	290,087	136,140	99,915

Interest expense on debt with Clear Channel Communications	114,286	114,101	38,085	39,538
Interest expense	5,900	11,244	2,093	4,061
Equity in earnings (loss) of nonconsolidated affiliates	2,109	5,622	(836)	1,823
Other income – net	3,811	1,667	2,815	467

Income before income taxes and minority interest	249,864	172,031	97,941	58,606
Income tax expense:
Current	82,609	28,578	31,663	14,376
Deferred	16,378	47,975	5,784	12,270

Income tax expense	98,987	76,553	37,447	26,646
Minority interest expense, net of tax	11,480	7,465	5,778	127

Net income	139,397	88,013	54,716	31,833

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	96,472	54,953	52,345	(6,655)

Comprehensive income	$235,869	$142,966	$107,061	$25,178

Net income per common share:
Basic	$.39	$.25	$.15	$.09
Weighted average common shares outstanding – Basic	354,797	351,434	354,909	354,253

Diluted	$.39	$.25	$.15	$.09
Weighted average common shares outstanding – Diluted	355,754	351,435	355,802	354,255

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$139,397	$88,013

Reconciling items:
Depreciation and amortization	293,616	299,270
Deferred taxes	16,378	47,975
Provision for doubtful accounts	6,795	4,584
Gain on sale of operating and fixed assets	(8,710)	(21,607)
Other reconciling items, net	18,511	(288)
Changes in operating assets and liabilities, net of effects of acquisitions	(26,479)	(31,502)

Net cash provided by operating activities	439,508	386,445

Cash flows from investing activities:
Decrease (increase) in notes receivable, net	(252)	(699)
Decrease (increase) in investments in, and advances to nonconsolidated affiliates – net	3,393	2,776
Purchases of property, plant and equipment	(165,156)	(163,980)
Proceeds from disposal of assets	11,894	11,342
Acquisition of operating assets, net of cash acquired	(42,652)	(200,654)
Decrease (increase) in other – net	(11,122)	(31,731)

Net cash used in investing activities	(203,895)	(382,946)

Cash flows from financing activities:
Draws on credit facilities	26,772	72,898
Payments on credit facilities	(84,440)	(49,437)
Proceeds from long-term debt	14,680	31,693
Payments on long-term debt	(27,370)	(111,231)
Net transfers (to) from Clear Channel Communications	(162,682)	50,076
Proceeds from exercise of stock options	8,766	101
Other, net	(54)	—

Net cash used in financing activities	(224,328)	(5,900)

Effect of exchange rate changes on cash	(2,577)	(1,586)

Net (decrease) increase in cash and cash equivalents	8,708	(3,987)

Cash and cash equivalents at beginning of period	105,395	108,644

Cash and cash equivalents at end of period	$114,103	$104,657

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (“Statement 159”), was issued in February 2007. Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Statement 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Statement 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Statement 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company expects to adopt Statement 159 on January 1, 2008, and does not anticipate adoption to materially impact its financial position or results of operations.

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

The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense. The total amount of interest accrued during the nine months ended September 30, 2007, was $0.8 million. The total amount of unrecognized tax benefits at September 30, 2007 was $18.3 million. Of this total, $15.5 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

Pursuant to the Tax Matters Agreement between Clear Channel Communications and the Company, the operations of the Company are included in a consolidated federal income tax return filed by Clear Channel Communications. In addition, the Company and its subsidiaries file income tax returns in various state and foreign jurisdictions. The Company and Clear Channel Communications settled several federal tax positions with the Internal Revenue Service (“IRS”) during the three months ended September 30, 2007. As a result of the settlement, the Company reduced its balance of unrecognized tax benefits by $15.2 million. In addition, the Company recorded approximately $2.9 million in net current tax expense as a result of the settlement. The IRS is currently auditing Clear Channel Communications’ and the Company’s 2005 and 2006 tax year. The Company does not expect to resolve any material federal tax positions within the next 12 months. Substantially all material state, local and foreign income tax matters have been concluded for years through 1999.

Note 2: INTANGIBLE ASSETS AND GOODWILL

Definite-lived Intangibles

The Company has definite-lived intangible assets which consist primarily of transit and street furniture contracts and other contractual rights acquired in business combinations, all of which are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute to the Company’s future cash flows. Other definite-lived intangible assets are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at September 30, 2007 and December 31, 2006:

(In thousands)	September 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture, and other contractual rights	$860,276	$596,450	$821,364	$530,063
Other	10,411	9,340	41,544	40,419

Total	$870,687	$605,790	$862,908	$570,482

Total amortization expense from definite-lived intangible assets for the nine and three months ended September 30, 2007 and for the year ended December 31, 2006 was $38.8 million, $12.9 million and $85.5 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2008	$49,264
2009	40,719
2010	26,310
2011	19,771
2012	16,262

As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, amortization expense may vary.

Indefinite-lived Intangibles

The Company’s indefinite-lived intangible assets consist of billboard permits acquired primarily in business combinations. The Company’s billboard permits are issued in perpetuity by state and local governments and are transferable or renewable at little or no cost. Permits typically include the location which allows the Company the right to operate an advertising structure. The Company’s permits are located on either owned or leased land. In cases where the Company’s permits are located on leased land, the leases are typically from 10 to 20 years and renew indefinitely, with rental payments generally escalating at an inflation based index. If the Company loses its lease, the Company will typically obtain permission to relocate the permit or bank it with the municipality for future use.

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

Under the direct method, the Company aggregates its indefinite-lived intangible assets at the market level for purposes of impairment testing. The Company’s key assumptions using the direct method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry normalized market information.

The carrying amount for billboard permits at September 30, 2007 and December 31, 2006 was $246.6 million and $260.9 million, respectively.

Goodwill

The Company tests goodwill for impairment using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the nine-month period ended September 30, 2007:

(In thousands)	Americas	International	Total
Balance as of December 31, 2006	$667,297	$425,630	$1,092,927
Acquisitions	9,094	7,410	16,504
Foreign currency	148	27,105	27,253
Adjustments	599	—	599

Balance as of September 30, 2007	$677,138	$460,145	$1,137,283

Note 3: RECENT DEVELOPMENTS

Acquisitions

During the nine months ended September 30, 2007, the Company’s Americas segment acquired display faces for $25.4 million in cash. In addition, the Company’s International segment paid $17.2 million primarily related to the acquisition of an outdoor advertising business in Romania, an additional equity interest in an outdoor company and the acquisition of advertising structures.

Disposition of Assets

The Company received proceeds of $11.9 million during the first nine months of 2007 primarily related to the sale of International street furniture assets and recorded a gain of $5.5 million in “Gain (loss) on the disposition of assets – net” on the consolidated income statement.

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

Note 4: RESTRUCTURING

In the third quarter of 2005, the Company’s International segment restructured its operations in France. As a result, the Company recorded $26.6 million in restructuring costs as a component of selling, general and administrative expenses; $22.5 million was related to severance costs and $4.1 million was related to other costs. During the nine months ended September 30, 2007, $8.7 million was paid and charged to the restructuring reserve. As of September 30, 2007, the balance was $2.5 million. The remaining restructuring accrual is comprised primarily of severance, which is expected to be paid over the next three years.

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

Note 6: RELATED PARTY TRANSACTIONS

The Company records net amounts due to or from Clear Channel Communications as “Due from/to Clear Channel Communications” on the consolidated balance sheets. The account represents the Company’s revolving promissory note with Clear Channel Communications, up to a maximum of $1.0 billion. The account accrues interest pursuant to the Master Agreement and is generally payable on demand. Included in the account is the net activity resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, the Company maintains collection bank accounts swept daily by Clear Channel Communications. In return, Clear Channel Communications funds the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment. The Company’s claim in relation to cash transferred from its concentration account is on an unsecured basis and is limited to the balance of the Due from Clear Channel Communications account. At September 30, 2007, the balance of $134.2 million was an asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet. At December 31, 2006, the balance of $4.2 million was a liability recorded in “Due to Clear Channel Communications” on the consolidated balance sheet. The net interest income for the nine months ended September 30, 2007 and 2006 was $2.2 million and $0.8 million, respectively. The net interest income for the three months ended September 30, 2007 was $1.2 million and the net interest expense for the three months ended September 30, 2006 was $0.4 million.

The Company has a note in the original principal amount of $2.5 billion to Clear Channel Communications which matures on August 2, 2010, and may be prepaid in whole at any time, or in part from time to time. This note accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. This note is mandatorily payable upon a change of control of the Company and, subject to certain exceptions, all proceeds from debt or equity raised by the Company must be used to prepay such note. At September 30, 2007, the interest rate on the $2.5 billion note was 6.1%.

Clear Channel Communications has a five-year, multi-currency revolving credit facility in the amount of $1.75 billion. Certain of the Company’s International subsidiaries may borrow under a $150.0 million sub-limit within this credit facility to the extent Clear Channel Communications has not already borrowed against this capacity. This sub-limit allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provide funds to the Company’s International operations for certain working capital needs. The Company’s International subsidiary borrowings under this sub-limit are guaranteed by Clear Channel Communications. The interest rate is based upon LIBOR or, for Euro denominated borrowings, EURIBOR, plus a margin. At September 30, 2007, there was no outstanding balance on the sub-limit, and $150.0 million was available for future borrowings, with the entire balance to be paid on July 12, 2009.

The Company provides advertising space on its billboards for radio stations owned by Clear Channel Communications. For the nine months ended September 30, 2007 and 2006, the Company recorded $9.5 million and $6.9 million, respectively, in revenue for these advertisements. For the three months ended September 30, 2007 and 2006, the Company recorded $2.7 million and $1.9 million, respectively, in revenue for these advertisements.

Under the Corporate Services Agreement between Clear Channel Communications and the Company, Clear Channel Communications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services. These services are charged to the Company based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For the nine months ended September 30, 2007 and 2006, the Company recorded $13.8 million and $15.8 million, respectively, as a component of corporate expenses for these services. For the three months ended September 30, 2007 and 2006, the Company recorded $2.4 million and $5.2 million, respectively, as a component of corporate expenses for these services.

Pursuant to the Tax Matters Agreement between Clear Channel Communications and the Company, the operations of the Company are included in a consolidated federal income tax return filed by Clear Channel Communications. The Company’s provision for income taxes has been computed on the basis that the Company files separate consolidated federal income tax returns with its subsidiaries. Tax payments are made to Clear Channel Communications on the basis of the Company’s separate taxable income. Tax benefits recognized on the Company’s employee stock option exercises are retained by the Company.

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

Pursuant to the Employee Matters Agreement, the Company’s employees participate in Clear Channel Communications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan. These costs are recorded as a component of selling, general and administrative expenses and were approximately $7.8 million and $7.0 million for the nine months ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007 and 2006, the Company recorded approximately $2.7 million and $2.4 million, respectively, as a component of selling, general and administrative expenses for these services.

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

(In thousands)	Americas	International	Corporate expenses and Gain (loss) on disposition of assets - net	Consolidated
Nine months ended September 30, 2007
Revenue	$1,080,219	$1,264,891	$—	$2,345,110
Direct operating expenses	427,138	830,682	—	1,257,820
Selling, general and administrative expenses	167,004	226,314	—	393,318
Depreciation and amortization	140,885	152,731	—	293,616
Corporate expenses	—	—	44,936	44,936
Gain (loss) on disposition of assets - net	—	—	8,710	8,710

Operating income (loss)	$345,192	$55,164	$(36,226)	$364,130

Identifiable assets	$2,816,825	$2,542,316	$338,968	$5,698,109
Capital expenditures	$76,795	$88,361	$—	$165,156
Share-based payments	$5,451	$1,168	$366	$6,985

(In thousands)	Americas	International	Corporate expenses and Gain (loss) on disposition of assets - net	Consolidated
Three months ended September 30, 2007
Revenue	$386,353	$431,188	$—	$817,541
Direct operating expenses	147,339	287,133	—	434,472
Selling, general and administrative expenses	56,636	74,592	—	131,228
Depreciation and amortization	47,692	52,101	—	99,793
Corporate expenses	—	—	16,322	16,322
Gain (loss) on disposition of assets – net	—	—	414	414

Operating income (loss)	$134,686	$17,362	$(15,908)	$136,140

Share-based payments	$1,859	$398	$125	$2,382

Nine months ended September 30, 2006
Revenue	$965,733	$1,101,293	$—	$2,067,026
Direct operating expenses	382,401	719,987	—	1,102,388
Selling, general and administrative expenses	150,846	202,212	—	353,058
Depreciation and amortization	129,382	169,888	—	299,270
Corporate expenses	—	—	43,830	43,830
Gain (loss) on disposition of assets – net	—	—	21,607	21,607

Operating income (loss)	$303,104	$9,206	$(22,223)	$290,087

Identifiable assets	$2,764,509	$2,265,066	$193,128	$5,222,703
Capital expenditures	$60,367	$103,613	$—	$163,980
Share-based payments	$3,560	$994	$67	$4,621

Three months ended September 30, 2006
Revenue	$356,384	$363,870	$—	$720,254
Direct operating expenses	133,468	250,365	—	383,833
Selling, general and administrative expenses	52,029	66,395	—	118,424
Depreciation and amortization	45,897	56,226	—	102,123
Corporate expenses	—	—	15,125	15,125
Gain (loss) on disposition of assets – net	—	—	(834)	(834)

Operating income (loss)	$124,990	$(9,116)	$(15,959)	$99,915

Share-based payments	$1,173	$328	$22	$1,523

Revenue of $1.3 billion and $1.2 billion and identifiable assets of $2.8 billion and $2.5 billion derived from the Company’s foreign operations are included in the data above for the nine months ended September 30, 2007 and 2006, respectively. Revenue of $456.9 million and $383.4 million derived from the Company’s foreign operations are included in the data above for the three months ended September 30, 2007 and 2006, respectively.

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

Relationship with Clear Channel Communications

On September 25, 2007, Clear Channel Communications’ shareholders approved the Merger Agreement with a group of equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. The closing of the transaction is subject to requisite regulatory approvals and other customary closing conditions.

Clear Channel Communications has the right to terminate the Corporate Services Agreement, Employee Matters Agreement and Tax Matters Agreement in various circumstances. As of the date of the filing of this report, no notice of termination of any of these agreements has been received from Clear Channel Communications.

Under the Corporate Services Agreement, Clear Channel Communications allocates to us our share of costs for services provided on our behalf based on actual direct costs incurred by Clear Channel Communications or an estimate of Clear Channel Communications’ expenses incurred on our behalf. For the three months ended September 30, 2007 and 2006, we recorded approximately $2.4 million and $5.2 million, respectively, as a component of corporate expenses for these services. For the nine months ended September 30, 2007 and 2006, we recorded approximately $13.8 million and $15.8 million, respectively, as a component of corporate expenses for these services.

Share-Based Payments

As of September 30, 2007, there was $23.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately three years. The following table details compensation costs related to share-based payments for the three and nine months ended September 30, 2007 and 2006:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Direct operating expenses	$1,629	$1,081	$4,776	$3,279
Selling, general and administrative expenses	628	420	1,843	1,275
Corporate expenses	125	22	366	67

Total share-based payments	$2,382	$1,523	$6,985	$4,621

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of the Three and Nine Months Ended September 30, 2007 to the Three and Nine Months Ended September 30, 2006 is as follows:

(In thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2007	2006		2007	2006
Revenue	$817,541	$720,254	14%	$2,345,110	$2,067,026	13%
Operating expenses:
Direct operating expenses	434,472	383,833	13%	1,257,820	1,102,388	14%
Selling, general and administrative expenses	131,228	118,424	11%	393,318	353,058	11%
Depreciation and amortization	99,793	102,123	(2%)	293,616	299,270	(2%)
Corporate expenses	16,322	15,125	8%	44,936	43,830	3%
Gain (loss) on disposition of assets – net	414	(834)		8,710	21,607

Operating income	136,140	99,915	36%	364,130	290,087	26%
Interest expense (including interest on debt with Clear Channel Communications)	40,178	43,599		120,186	125,345
Equity in earnings of nonconsolidated affiliates	(836)	1,823		2,109	5,622
Other income – net	2,815	467		3,811	1,667

Income before income taxes and minority interest	97,941	58,606		249,864	172,031
Income tax expense:
Current	31,663	14,376		82,609	28,578
Deferred	5,784	12,270		16,378	47,975

Income tax expense	37,447	26,646		98,987	76,553
Minority interest expense, net of tax	5,778	127		11,480	7,465

Net income	$54,716	$31,833		$139,397	$88,013

Revenue

Three Months

Our revenue increased $97.3 million, or 14%, during the third quarter of 2007 as compared to the same period of 2006. International revenue increased $67.3 million, including approximately $30.7 million related to movements in foreign exchange. In addition to foreign exchange, International revenue growth was led by increased billboard and street furniture revenues. Americas revenue increased $30.0 million, driven by increases across our display inventory including bulletins, posters, street furniture, airports and taxi displays.

Nine Months

Our revenue increased $278.1 million, or 13%, during the first nine months of 2007 as compared to the same period of 2006. International revenue increased $163.6 million, including approximately $90.0 million related to movements in foreign exchange. In addition to foreign exchange, International revenue growth was led by billboard and street furniture revenues. Americas revenue increased $114.5 million. Interspace Airport Advertising, or Interspace, which we acquired in July 2006, contributed approximately $31.7 million to the increase. The remaining Americas revenue growth was driven by increases across our display inventory.

Direct Operating Expenses

Three Months

Our direct operating expenses increased $50.6 million, or 13%, during the third quarter of 2007 as compared to the same period of 2006. International direct operating expenses increased $36.8 million primarily from $20.4 million related to movements in foreign exchange. Americas direct operating expenses increased $13.8 million principally related to increased site lease expenses.

Nine Months

Our direct operating expenses increased $155.4 million, or 14%, during the first nine months of 2007 as compared to the same period of 2006. International direct operating expenses increased $110.7 million primarily from $61.4 million related to movements in foreign exchange. Americas direct operating expenses increased $44.7 million with Interspace contributing approximately $14.7 million and the remainder mostly attributable to site lease expenses.

Selling, General and Administrative Expenses (SG&A)

Three Months

Our SG&A increased $12.8 million, or 11%, during the third quarter of 2007 as compared to the same period of 2006. International SG&A expenses increased $8.2 million primarily related to movements in foreign exchange. Americas SG&A expenses increased $4.6 million attributable to selling expenses primarily associated with the increase in revenue.

Nine Months

Our SG&A increased $40.3 million, or 11%, during the first nine months of 2007 as compared to the same period of 2006. International SG&A expenses increased $24.1 million principally related to movements in foreign exchange. Americas SG&A expenses increased $16.2 million attributable to $7.3 million from Interspace and the remainder primarily attributable to sales expenses associated with the increase in revenue.

Depreciation and Amortization

Depreciation and amortization decreased $2.3 million and $5.7 million during the three and nine months ended September 30, 2007 as compared to the same periods of 2006. The decrease was due to certain international contracts which were fully amortized at December 31, 2006, partially offset by an increase from Interspace.

Gain (Loss) on Disposition of Assets — Net

The gain (loss) on disposition of assets – net for the nine months ended September 30, 2007 decreased $12.9 million from $21.6 million in 2006 to $8.7 million in 2007. The decrease was predominantly related to a $13.2 million gain in our Americas segment from the exchange of assets in one of our markets for the assets of a third party located in a different market during the first quarter of 2006.

Interest Expense (Including Interest on Debt with Clear Channel Communications)

Interest expense decreased $3.4 million and $5.2 million during the three and nine months ended September 30, 2007 as compared to the same periods of 2006. The decrease was mainly due to a decline in debt balances. If the proposed merger transaction between Clear Channel Communications and private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners L.P. is consummated, we expect interest expense will increase.

Income Taxes

Our operations are included in a consolidated income tax return filed by Clear Channel Communications. However, for our financial statements, our provision for income taxes was computed on the basis that we file separate consolidated income tax returns with our subsidiaries.

Three Months

Current tax expense for the three months ended September 30, 2007 increased $17.3 million as compared to the same period of 2006 primarily due to the increase in Income before income taxes and minority interest of $39.3 million. Deferred tax expense for the three months ended September 30, 2007 decreased $6.5 million as compared to the same period of 2006 primarily due to additional deferred tax expense that was recorded for the period ended September 30, 2006 related to the uncertainty of our ability to utilize certain tax losses in the future for international operations.

Nine Months

Current tax expense for the nine months ended September 30, 2007 increased $54.0 million as compared to the same period of 2006 mainly due to the increase in Income before income taxes and minority interest of $77.8 million. In addition, the increase in current tax expense is the result of current tax benefits of approximately $21.3 million which were recorded in 2006 related to the filing of an amended tax return and the exchange of certain operating assets in that period. Deferred tax expense for the nine months ended September 30, 2007 decreased $31.6 million as compared to the same period of 2006 primarily due to deferred tax expense of $21.3 million being recorded during the nine months ended September 30, 2006 related to the filing of an amended tax return and the exchange of the operating assets mentioned above. Also, additional deferred tax expense was recorded in the period ended September 30, 2006 related to the uncertainty of our ability to utilize certain tax losses in the future for certain international operations.

Americas Results of Operations

(In thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2007	2006		2007	2006
Revenue	$386,353	$356,384	8%	$1,080,219	$965,733	12%
Direct operating expenses	147,339	133,468	10%	427,138	382,401	12%
Selling, general and administrative expenses	56,636	52,029	9%	167,004	150,846	11%
Depreciation and amortization	47,692	45,897	4%	140,885	129,382	9%

Operating income	$134,686	$124,990	8%	$345,192	$303,104	14%

Three Months

Our Americas revenue increased $30.0 million, or 8%, during the third quarter of 2007 as compared to the same period of 2006. The revenue growth occurred across our display inventory, including bulletins, posters, street furniture, airports and taxi displays. The revenue growth was led by bulletin revenue which was driven by increased rates and by increased airport display revenue due to both increased rates and occupancy. Leading advertising categories during the quarter were telecommunications, beverages, financial services, amusements and real estate. Revenue growth occurred across most of our markets, led by Los Angeles, New York, Washington/Baltimore, Atlanta and Albuquerque.

Direct operating expenses increased $13.8 million in the third quarter of 2007 as compared to the same period of 2006 principally from an $11.6 million increase in site lease expenses related to new contracts and the increase in airport, street furniture and taxi revenues. SG&A expenses increased $4.6 million primarily from an increase in selling expenses associated with the increase in revenue.

Nine Months

Our Americas revenue increased $114.5 million, or 12%, during the first nine months of 2007 as compared to the same period of 2006. Interspace contributed approximately $31.7 million to the increase. As well, bulletin, posters, street furniture, airports and taxi displays all contributed to the increase in revenues.

Direct operating expenses increased $44.7 million in the first nine months of 2007 as compared to the same period of 2006 primarily from an increase of $14.7 million related to Interspace and a $24.6 million increase in site lease expenses associated with new contracts and the increase in airport, street furniture and taxi revenues. SG&A expenses increased $16.2 million in the first nine months of 2007 over the same period of 2006. Interspace contributed approximately $7.3 million to the increase and the rest of the increase was principally attributable to bonus, commission and bad debt expenses associated with the increase in revenues.

Depreciation and amortization increased $11.5 million mostly associated with $6.3 million from Interspace.

International Results of Operations

(In thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2007	2006		2007	2006
Revenue	$431,188	$363,870	19%	$1,264,891	$1,101,293	15%
Direct operating expenses	287,133	250,365	15%	830,682	719,987	15%
Selling, general and administrative expenses	74,592	66,395	12%	226,314	202,212	12%
Depreciation and amortization	52,101	56,226	(7%)	152,731	169,888	(10%)

Operating income	$17,362	$(9,116)	NA	$55,164	$9,206	499%

Three Months

Our International revenue increased $67.3 million, or 19%, in the third quarter of 2007 as compared to the same period of 2006. Included in the increase was approximately $30.7 million related to movements in foreign exchange. Revenue growth occurred across inventory categories including billboards, street furniture and transit, primarily driven by both increased rates and occupancy. Growth was led by increased revenues in France, Italy, Australia, Ireland and China.

Direct operating expenses increased $36.8 million, or 15%, during the third quarter of 2007 as compared to the same period of 2006. Included in the increase was approximately $20.4 million related to movements in foreign exchange. The remaining increase in direct operating expenses was largely attributable to an increase in site lease expense associated with the increase in revenue. SG&A expenses increased $8.2 million, or 12%, during the third quarter of 2007 as compared to the same period of 2006 primarily from approximately $5.3 million related to movements in foreign exchange with the remaining increase primarily attributable to selling expenses associated with the increase in revenue.

Depreciation and amortization declined $4.1 million principally from contracts which were fully amortized at December 31, 2006.

Nine Months

Our International revenue increased $163.6 million, or 15%, in the first nine months of 2007 as compared to the same period of 2006. Included in the increase was approximately $90.0 million related to movements in foreign exchange. Also contributing to the increase was growth in billboard and street furniture revenues during the nine months ended September 30, 2007 compared to the same period of 2006.

Direct operating expenses increased $110.7 million during the first nine months of 2007 as compared to the same period of 2006 principally from approximately $61.4 million related to movements in foreign exchange as well as an increase in site lease expenses associated with the increase in revenue and new contracts. SG&A expenses increased $24.1 million primarily attributable to $16.7 million related to movements in foreign exchange and the remaining increase primarily attributable with selling expenses associated with the increase in revenue.

Depreciation and amortization declined $17.1 million predominantly from contracts which were fully amortized at December 31, 2006.

Reconciliation of Segment Operating Income (Loss)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Americas	$134,686	$124,990	$345,192	$303,104
International	17,362	(9,116)	55,164	9,206
Corporate expenses	(16,322)	(15,125)	(44,936)	(43,830)
Gain (loss) on disposition of assets – net	414	(834)	8,710	21,607

Consolidated operating income	$136,140	$99,915	$364,130	$290,087

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating Activities:

Net cash provided by operating activities of $439.5 million for the nine months ended September 30, 2007 principally reflected net income of $139.4 million, depreciation and amortization of $293.6 million, and deferred income tax expense of $16.4 million. This was partially offset by a negative change in working capital of approximately $26.5 million. Net cash provided by operating activities of $386.4 million for the nine months ended September 30, 2006 principally reflected net income of $88.0 million, depreciation and amortization of $299.3 million, and deferred income tax expense of $48.0 million. This was partially offset by a negative change in working capital of approximately $31.5 million and gains on sales of operating and fixed assets of $21.6 million.

Investing Activities:

Net cash used in investing activities of $203.9 million for the nine months ended September 30, 2007 mainly reflected capital expenditures of $165.2 million related to purchases of property, plant and equipment and $42.7 million related to acquisitions of operating assets. Net cash used in investing activities of $382.9 million for the nine months ended September 30, 2006 principally reflected cash used for the acquisition of operating assets of $200.7 million and capital expenditures of $164.0 million related to purchases of property, plant and equipment. The cash used for the acquisition of operating assets primarily related to the acquisition of Interspace and an outdoor advertising business in the United Kingdom.

Financing Activities:

Net cash used in financing activities of $224.3 million for the nine months ended September 30, 2007 reflected a net decrease in debt and credit facilities of $70.4 million and a net transfer of cash to Clear Channel Communications of $162.7 million. Net cash used in financing activities of $5.9 million for the nine months ended September 30, 2006 principally related to a net decrease in debt and credit facilities of $56.1 million, offset by a net transfer of cash from Clear Channel Communications of $50.1.

Anticipated Cash Requirements:

We expect to fund anticipated cash requirements (including payments of principal and interest on outstanding indebtedness and commitments, acquisitions and anticipated capital expenditures) for the foreseeable future with cash flows from operations, borrowing under the cash management note with Clear Channel Communications, and various externally generated funds.

SOURCES OF CAPITAL

As of September 30, 2007 and December 31, 2006, we had the following debt outstanding:

(In millions)	September 30, 2007	December 31, 2006
Bank credit facility	$—	$23.5
Debt with Clear Channel Communications	2,500.0	2,500.0
Other borrowings	125.6	160.7
Due to Clear Channel Communications	—	4.2

Total debt	2,625.6	2,688.4
Less: Cash and cash equivalents	114.1	105.4
Less: Due from Clear Channel Communications	134.2	—

	$2,377.3	$2,583.0

Credit Facility

In addition to cash flows from operations, another source of liquidity is through borrowings under a $150.0 million sub-limit included in Clear Channel Communications’ five-year, multicurrency $1.75 billion revolving credit facility. Certain of our International subsidiaries may borrow under the sub-limit to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. The interest rate on outstanding balances under the credit facility is based upon LIBOR or, for Euro denominated borrowings, EURIBOR, plus, in each case, a margin. At September 30, 2007 and November 7, 2007, there was no outstanding balance on the sub-limit, and $150.0 million was available for future borrowings, with the entire balance to be paid on July 12, 2009.

Debt With Clear Channel Communications

As part of the day-to-day cash management services provided by Clear Channel Communications, we maintain an account that represents net amounts due to or from Clear Channel Communications, which is recorded as “Due from/to Clear Channel Communications” on the consolidated balance sheets. The account represents our revolving promissory note with Clear Channel Communications, up to a maximum of $1.0 billion. The account accrues interest pursuant to the Master Agreement and is generally payable on demand. Included in the account is the net activity resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, we maintain collection bank accounts swept daily by Clear Channel Communications. In return, Clear Channel Communications funds our controlled disbursement accounts as checks or electronic payments are presented for payment. Our claim in relation to cash transferred from our concentration account is on an unsecured basis and is limited to the balance of the Due from Clear Channel Communications account. At September 30, 2007, the balance of $134.2 million was an asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet. At December 31, 2006, the balance of $4.2 million was a liability recorded in “Due to Clear Channel Communications” on the consolidated balance sheet. The net interest income for the three months ended September 30, 2007 was $1.2 million and the net interest expense for the three months ended September 30, 2006 was $0.4 million. The net interest income for the nine months ended September 30, 2007 and 2006 was $2.2 million and $0.8 million, respectively.

We have a note in the original principal amount of $2.5 billion to Clear Channel Communications which matures on August 2, 2010, and may be prepaid in whole at any time, or in part from time to time. The note accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. This note is mandatorily payable upon a change of control of us and, subject to certain exceptions, all proceeds from debt or equity raised by us must be used to prepay such note. At September 30, 2007, the interest rate on the $2.5 billion note was 6.1%.

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

The significant covenants contained in the Clear Channel Communications $1.75 billion revolving credit facility relate to leverage and interest coverage (as defined in the credit facility). The leverage ratio covenant requires Clear Channel Communications to maintain a ratio of consolidated funded indebtedness to operating cash flow (as defined by the credit facility) of less than 5.25x. The interest coverage covenant requires Clear Channel Communications to maintain a minimum ratio of operating cash flow to interest expense (as defined by the credit facility) of 2.50x. At September 30, 2007, Clear Channel Communications’ leverage and interest coverage ratios were 3.2x and 4.9x, respectively.

There are no significant covenants or events of default contained in the cash management note issued by Clear Channel Communications to us or the cash management note issued by us to Clear Channel Communications.

At September 30, 2007, we and Clear Channel Communications were in compliance with all debt covenants.

USES OF CAPITAL

Acquisitions

During the nine months ended September 30, 2007, our Americas segment acquired display faces for $25.4 million in cash. In addition, our International segment paid $17.2 million primarily related to the acquisition of an outdoor advertising business in Romania, an additional equity interest in an outdoor company and the acquisition of advertising structures.

Capital Expenditures

Capital expenditures were $165.2 million and $164.0 million in the nine months ended September 30, 2007 and 2006, respectively.

(In millions)	Nine Months Ended September 30,
	2007	2006
Non-revenue producing	$53.7	$58.3
Revenue producing	111.5	105.7

Total capital expenditures	$165.2	$164.0

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

MARKET RISK

Interest Rate Risk

We had approximately $2.6 billion total debt outstanding as of September 30, 2007, $2.5 billion of which is debt with Clear Channel Communications, $96.3 million is variable based on market interest rates and the remainder is fixed rate debt. The debt with Clear Channel Communications accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. At September 30, 2007, 25% of Clear Channel Communications’ debt was variable based on market interest rates. Each 50 basis point increase or decrease in interest rates would increase or decrease our interest expense and cash outlay for the nine months ended September 30, 2007 by approximately $2.6 million. This potential increase or decrease is based on the simplified assumption that the level of floating rate debt remains constant with an immediate across-the-board increase or decrease as of September 30, 2007 with no subsequent change in rates for the remainder of the period. This potential increase or decrease does not include any adjustment for a change in the fixed rate debt of Clear Channel Communications, which currently constitutes 75% of its total debt. The cost of Clear Channel Communications’ fixed rate debt is likely to increase in the event of the consummation of the currently pending merger which would increase our interest expense on our $2.5 billion of debt with Clear Channel Communications.

Foreign Currency

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies, except in the hyperinflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported net income of approximately $29.3 million for the nine months ended September 30, 2007. We estimate a 10% change in the value of the U.S. dollar relative to foreign currencies would have changed our net income for the nine months ended September 30, 2007 by approximately $2.9 million.

This analysis does not consider the implication such currency fluctuations could have on the overall economic activity that could exist in such an environment in the United States or the foreign countries or on the results of operations of these foreign entities.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (“Statement 159”), was issued in February 2007. Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Statement 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Statement 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Statement 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We expect to adopt Statement 159 on January 1, 2008, and do not anticipate adoption to materially impact our financial position or results of operations.

Risks Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including the future levels of cash flow from operations. Management believes all statements expressing expectations and projections with respect to future matters, including our ability to negotiate contracts having more favorable terms and the availability of capital resources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our financial performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. We do not intend to update any forward-looking statements.

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

There were no changes in our internal control over financial reporting that occurred during the most recent three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006. There have not been any material changes in the risk factors disclosed in this Annual Report on Form 10-K.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

November 9, 2007	/s/ Randall T. Mays
Randall T. Mays
Chief Financial Officer

November 9, 2007	/s/ Herbert W. Hill, Jr.
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