Form 10-K
period 2007-12-31
Clear Channel Outdoor Holdings, Inc.
filed 2008-02-14
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒        Accelerated filer ☐         Non-accelerated filer ☐        Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2007, the aggregate market value of the Common Stock beneficially held by non-affiliates of the registrant was approximately $1.1 billion based on the closing sales price as reported on the New York Stock Exchange. (For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).

On February 13, 2008, there were 40,553,304 outstanding shares of Class A Common Stock, excluding 1,857 shares held in treasury, and 315,000,000 outstanding shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for the 2008 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I

Item 1.    Business

The Company

Clear Channel Outdoor Holdings, Inc. provides clients with advertising opportunities through billboards, street furniture displays, transit displays and other out-of-home advertising displays, such as wallscapes, spectaculars, neons and mall displays, which we own or operate in key markets worldwide. Our business consists of two reportable operating segments: Americas and International. As of December 31, 2007, we owned or operated approximately 897,000 advertising displays worldwide. For the year ended December 31, 2007, we generated revenue of approximately $3.3 billion, with $1.5 billion and $1.8 billion from our Americas and International segments, respectively.

Our History

In 1997, Clear Channel Communications, Inc., or Clear Channel Communications, our parent company, entered the outdoor advertising industry with its acquisition of Eller Media Company. In 1998, Clear Channel Communications acquired Universal Outdoor, giving Clear Channel Communications an outdoor presence in 33 major United States markets with over 88,000 displays. Also in 1998, Clear Channel Communications acquired More Group plc, a European-based company operating in 25 countries. In June 2002, Clear Channel Communications acquired The Ackerley Group, further increasing its market share.

On November 11, 2005, we became a publicly traded company through an initial public offering, or IPO, in which we sold 10%, or 35.0 million shares, of our Class A common stock. Prior to our initial public offering we were an indirect wholly-owned subsidiary of Clear Channel Communications. Clear Channel Communications currently owns all of our outstanding shares of Class B common stock representing approximately 89% of the outstanding shares of our common stock and approximately 99% of the total voting power of our common stock.

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

Recent Developments

On November 16, 2006, Clear Channel Communications agreed to be acquired by a group of equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. On September 25, 2007, Clear Channel

Communications’ shareholders approved the Merger Agreement. The closing of the transaction is subject to customary closing conditions. Assuming satisfaction of the closing conditions, the parties expect to close the merger by the end of the first quarter of 2008.

On January 17, 2008, we entered into an agreement to sell our equity investment in Clear Channel Independent, an out-of-home advertising company headquartered in South Africa with operations in Angola, Botswana, Lesotho, Malawi, Mauritius, Mozambique, Namibia, South Africa, Swaziland, Tanzania, Uganda and Zambia. The closing of the transaction is subject to regulatory approval and other customary closing conditions.

You can find more information about us at our Internet website located at www.clearchanneloutdoor.com. Our filings are available free of charge via a link on our Internet website after we electronically file such material with the SEC.

Operating Segments

We have two reportable business segments: Americas and International.

•

Americas. Our Americas business segment includes our operations in the United States, Canada and Latin America. We own or operate approximately 209,000 displays in our Americas segment. Our assets consist of billboards, street furniture and transit displays, airport displays, mall displays, and wallscapes and other spectaculars. We have operations in 49 of the top 50 markets in the United States, including all of the top 20 markets. For the year ended December 31, 2007, Americas represented 45% of our net revenue.

•

International. Our International business segment includes our operations in Africa, Asia, Australia and Europe. We own or operate approximately 687,000 displays in approximately 50 countries. Our International assets consist of billboards, street furniture displays, transit displays and other out-of-home advertising displays. Subsequent to December 31, 2007, we entered into an agreement to sell our operations in Africa. For the year ended December 31, 2007, International represented 55% of our net revenue.

Our Strengths

Global Scale and Local Market Leadership

We own 897,000 advertising displays worldwide. We believe our global scale enables productive and cost-effective investment across our portfolio. Our outdoor advertising business is focused on urban markets with dense populations. Our real estate locations in these urban markets provide outstanding reach and frequency for our advertisers. In the United States, we operate in all of the top 20 markets. Internationally, we operate in France, Italy, Spain and the United Kingdom, as well as several attractive growth countries, including Australia and China. We have invested in real estate locations and new display technologies, such as digital billboards, which we believe will continue to support future revenue growth.

Attractive Out-of-home Industry Fundamentals

We believe outdoor advertising offers valuable out-of-home positions and compelling value propositions to advertisers.

•	Audience Reach. 98% of Americans travel in a car each week as reported by the Arbitron National In-Car Study (July 2003).

•

Valuable Out-of-home Position. Outdoor media reaches potential consumers outside of the home, which we believe is a valuable position as it is closer to the purchase decision. Today, consumers spend a significant portion of their day out-of-home, while out-of-home media garner a disproportionately smaller share of media spending than in-home media. We believe this discrepancy represents an opportunity for growth.

•

Compelling Value Propositions. We believe outdoor media offers compelling value propositions to advertisers by providing cost effective media advertising outlets, as measured by persons reached per dollar invested. We believe the cost effectiveness of outdoor media provides opportunity for growth.

Consistent, Defensible Growth Profile

Outdoor advertising has demonstrated consistent growth over the last 40 years and is generally resilient in economic downturns. Outdoor advertising revenue has grown to approximately $7 billion in 2006, representing a 10% compound annual growth rate, or CAGR, since 1970. Growth has come via traditional billboards along highways and major roadways, as well as alternative advertising including transit displays, street furniture and mall displays. The outdoor industry has experienced only two negative growth years between 1970 and 2006, with the growth rate in the two years following an economic recession averaging 13%. We expect growth to be driven by increased share of media spending and rollout of digital billboards.

Business Diversity

Our business is comprised of numerous individual operating units in local markets throughout the United States and the rest of the world. We believe we offer advertisers a diverse platform of media assets across geographies and outdoor products. We enjoy substantial diversity in our outdoor business, with no market greater than 8% and no ad category greater than 8% of our 2007 revenue. We are able to reduce revenue volatility resulting from softness in any one advertising category or geographic market because of this diversity.

Experienced Management Team and Entrepreneurial Culture

We have an experienced management team from our senior executives to our local market managers. We also maintain an entrepreneurial culture empowering local market managers to operate their markets as separate profit centers, subject to centralized oversight. A portion of our managers’ compensation is dependent upon the financial success of their individual market. Our managers also have full access to our centralized resources, including sales training, research tools, shared best practices, global procurement and financial and legal support.

Our Strategy

We seek to capitalize on our global outdoor network and diversified product mix to maximize revenue. In addition, by sharing best practices among our business segments, we believe we can quickly and effectively replicate our successes throughout the markets in which we operate. Our diversified product mix and long-standing presence in many of our existing markets provide us with the platform to launch new products and test new initiatives in a reliable and cost-effective manner.

Drive Outdoor Media Spending

Outdoor advertising only represented 3.4% of total dollars spent on advertising in the United States in 2006 as reported by Veronis Suhler Stevenson Communications Industry Forecast. Given the attractive industry fundamentals of outdoor media and our depth and breadth of relationships with both local and national advertisers, we believe we can drive outdoor advertising’s share of total media spending by highlighting the value of outdoor advertising relative to other media. We have made and continue to make investments in research tools that enable our clients to better understand how our displays can successfully reach their target audiences and promote their advertising campaigns. Also, we are working closely with clients, advertising agencies and other diversified media companies to develop more sophisticated systems that will provide improved demographic measurements of outdoor advertising. We believe that these measurement systems will further enhance the attractiveness of outdoor advertising for both existing clients and new advertisers and further foster outdoor media spending growth.

Increase Our Share of Outdoor Media Spending

We intend to continue to work toward ensuring that our customers have a superior experience by leveraging our presence in each of our markets and by increasing our focus on customer satisfaction and improved measurement systems. We believe our commitment to superior customer service, highlighted by our unique “Proof of Performance” system, and our superior products will lead to new advertisers and growth in existing advertising categories.

Digital Billboard Conversion Initiatives

Advances in electronic displays, including flat screens, LCDs and LEDs, allow us to provide these technologies as alternatives to traditional methods of outdoor advertising. These electronic displays may be linked through centralized computer systems to instantaneously and simultaneously change static advertisements on a large number of displays. These capabilities will allow us to transition from selling space on a display to a single advertiser to selling time on that display to multiple advertisers. We believe this transition will create new advertising opportunities for our existing clients and will attract new advertisers, such as certain retailers that desire to change advertisements frequently and on short notice. We recently began converting a limited number of vinyl boards to networked digital boards. We believe that the costs of digital upgrades will decrease over time as technologies improve and more digital boards come to market.

Achieve Operating Efficiencies

We intend to closely manage expense growth and to continue to focus on achieving operating efficiencies throughout our businesses. Within each of our operating segments, we share best practices across our markets and continually look for innovative ways to contain costs. We will continue to seek new ways of reducing costs across our global network.

Our Business Segments

Americas

Our Americas segment consists of our operations in the United States, Canada and Latin America, with approximately 93% of our 2007 revenue in this segment derived from the United States. The Americas segment includes advertising display faces which we own or operate under lease management agreements. Americas generated 45%, 46% and 46% of our consolidated net revenue in 2007, 2006 and 2005, respectively.

Sources of Revenue

Americas’ revenue is derived from the sale of advertising copy placed on our display inventory. Our display inventory consists primarily of billboards, street furniture displays and transit displays. The margins on our billboard contracts tend to be higher than those on contracts for other displays. The following table shows the approximate percentage of revenue derived from each category for our Americas advertising inventory:

	Year Ended December 31,
	2007	2006	2005
Billboards
Bulletins (1)	52%	52%	54%
Posters	16%	18%	19%
Street furniture displays	4%	4%	4%
Transit displays	16%	14%	11%
Other displays (2)	12%	12%	12%

Total	100%	100%	100%

(1)	Includes digital displays.
(2)	Includes spectaculars, mall displays and wallscapes.

Our Americas segment generates revenues from local, regional and national sales. Our advertising rates are based on a number of different factors including location, competition, size of display, illumination, market and gross rating points. Gross ratings points is the total number of impressions delivered, expressed as a percentage of a market population, of a display or group of displays. The number of impressions delivered by a display is measured by the number of people passing the site during a defined period of time and, in some International markets, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic. For all of our billboards in the United States, we use independent, third-party auditing companies to verify the number of impressions delivered by a display. “Reach’’ is the percent of a target audience exposed to an advertising message at least once during a specified period of time, typically during a period of four weeks. “Frequency” is the average number of exposures an individual has to an advertising message during a specified period of time. Out-of-home frequency is typically measured over a four-week period.

While location, price and availability of displays are important competitive factors, we believe that providing quality customer service and establishing strong client relationships are also critical components of sales. In addition, we have long-standing relationships with a diversified group of local, regional and national advertising brands and agencies across the Americas.

Billboards

Our billboard inventory primarily includes bulletins and posters.

Bulletins. Bulletins vary in size, with the most common size being 14 feet high by 48 feet wide. Almost all of the advertising copy displayed on bulletins is computer printed on vinyl and transported to the bulletin where it is secured to the display surface. Because of their greater size and impact, we typically receive our highest rates for bulletins. Bulletins generally are located along major expressways, primary commuting routes and main intersections that are highly visible and heavily trafficked. Our clients may contract for individual bulletins or a network of bulletins, meaning the clients’ advertisements are rotated among bulletins to increase the reach of the campaign. Our client contracts for bulletins generally have terms ranging from one month to one year.

Posters. Posters are available in two sizes, 30-sheet and 8-sheet displays. The 30-sheet posters are approximately 11 feet high by 23 feet wide, and the 8-sheet posters are approximately 5 feet high by 11 feet wide. Advertising copy for posters is printed using silk-screen or lithographic processes to transfer the designs onto paper that is then transported and secured to the poster surfaces. Posters generally are located in commercial areas on primary and secondary routes near point-of-purchase locations, facilitating advertising campaigns with greater demographic targeting than those displayed on bulletins. Our poster rates typically are less than our bulletin rates, and our client contracts for posters generally have terms ranging from four weeks to one year. Two types of posters are premiere panels and squares. Premiere displays are innovative hybrids between bulletins and posters that we developed to provide our clients with an alternative for their targeted marketing campaigns. The premiere displays utilize one or more poster panels, but with vinyl advertising stretched over the panels similar to bulletins. Our intent is to combine the creative impact of bulletins with the additional reach and frequency of posters.

Street Furniture Displays

Our street furniture displays, marketed under our global Adshel™ brand, are advertising surfaces on bus shelters, information kiosks, public toilets, freestanding units and other public structures, and are primarily located in major metropolitan cities and along major commuting routes. Generally, we own the street furniture structures and are responsible for their construction and maintenance. Contracts for the right to place our street furniture displays in the public domain and sell advertising space on them are awarded by municipal and transit authorities in competitive bidding processes governed by local law. Generally, these contracts have terms ranging from 10 to 20 years. As compensation for the right to sell advertising space on our street furniture structures, we pay the municipality or transit authority a fee or revenue share that is either a fixed amount or a percentage of the revenue derived from the street furniture displays. Typically, these revenue sharing arrangements include payments by us of minimum guaranteed amounts. Client contracts for street furniture displays typically have terms ranging from four weeks to one year, and, similar to billboards, may be for network packages.

Transit Displays

Our transit displays are advertising surfaces on various types of vehicles or within transit systems, including on the interior and exterior sides of buses, trains, trams and taxis, and within the common areas of rail stations and airports. Similar to street furniture, contracts for the right to place our displays on such vehicles or within such transit systems and to sell advertising space on them generally are awarded by public transit authorities in competitive bidding processes or are negotiated with private transit operators. These contracts typically have terms of up to five years. Our client contracts for transit displays generally have terms ranging from four weeks to one year.

Other Inventory

The balance of our display inventory consists of spectaculars, mall displays and wallscapes. Spectaculars are customized display structures that often incorporate video, multidimensional lettering and figures, mechanical devices and moving parts and other embellishments to create special effects. The majority of our spectaculars are located in Dundas Square in Toronto, Times Square and Penn Plaza in New York City, Fashion Show in Las Vegas, Sunset Strip in Los Angeles and across from the Target Center in Minneapolis. Client contracts for spectaculars typically have terms of one year or longer. We also own displays located within the common areas of malls on which our clients run advertising campaigns for periods ranging from four weeks to one year. Contracts with mall operators grant us the exclusive right to place our displays within the common areas and sell advertising on those displays. Our contracts with mall operators generally have terms ranging from five to ten years. Client contracts for mall displays typically have terms ranging from six to eight weeks. A wallscape is a display that drapes over or is suspended from the sides of buildings or other structures. Generally, wallscapes are located in high-profile areas where other types of outdoor advertising displays are limited or unavailable. Clients typically contract for individual wallscapes for extended terms.

Competition

The outdoor advertising industry in the Americas is fragmented, consisting of several larger companies involved in outdoor advertising, such as CBS and Lamar Advertising Company, as well as numerous smaller and local companies operating a limited number of display faces in a single or a few local markets. We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, the Internet and direct mail.

Advertising Inventory and Markets

As of December 31, 2007, we owned or operated approximately 209,000 displays in our Americas segment. The following table sets forth certain selected information with regard to our Americas advertising inventory, with our markets listed in order of their designated market area (“DMA® ”) region ranking (DMA® is a registered trademark of Nielsen Media Research, Inc.):

DMA® Region Rank	Markets	Billboards		Street Furniture Displays	Transit Displays	Other Displays(1)	Total Displays

		Bulletins	Posters
	United States
1	New York, NY	•	•	•	•	•	16,936
2	Los Angeles, CA	•	•	•	•	•	11,583
3	Chicago, IL	•	•	•	•	•	15,293
4	Philadelphia, PA	•	•	•	•	•	6,618
5	Dallas-Ft. Worth, TX	•	•	•	•	•	9,981
6	San Francisco-Oakland-San Jose, CA	•	•	•	•	•	8,971
7	Boston, MA (Manchester, NH)	•	•	•	•	•	7,219
8	Atlanta, GA	•	•		•	•	3,091
9	Washington, DC (Hagerstown, MD)	•	•	•	•	•	3,403
10	Houston, TX	•	•		•(2)	•	4,542
11	Detroit, MI	•			•	•	606
12	Phoenix, AZ	•	•		•	•	2,155
13	Tampa-St. Petersburg (Sarasota), FL	•	•	•	•	•	2,428
14	Seattle-Tacoma, WA	•	•		•	•	11,092
15	Minneapolis-St. Paul, MN	•	•		•	•	2,552
16	Miami-Ft. Lauderdale, FL	•	•	•	•	•	4,003
17	Cleveland-Akron (Canton), OH	•	•		•	•	3,484
18	Denver, CO				•	•	861
19	Orlando-Daytona Beach-Melbourne, FL	•	•		•	•	4,166
20	Sacramento-Stockton-Modesto, CA	•	•	•	•	•	1,509
21	St. Louis, MO				•	•	279
22	Pittsburgh, PA			•	•(2)	•	674
23	Portland, OR	•	•		•	•	1,417
24	Baltimore, MD	•	•	•	•	•	2,533
25	Charlotte, NC					•	12
26	Indianapolis, IN	•	•		•	•	1,871
27	San Diego, CA	•	•		•	•	871
28	Raleigh-Durham (Fayetteville), NC				•		449
29	Hartford-New Haven, CT				•(2)	•	374
30	Nashville, TN	•			•	•	652
31	Kansas City, KS/MO				•(2)		324
32	Columbus, OH	•	•		•	•	1,525
33	Cincinnati, OH		•			•	12
34	Milwaukee, WI	•	•	•	•	•	5,838
35	Salt Lake City, UT				•	•	66
36	Greenville-Spartanburg, SC- Asheville, NC-Anderson, SC		•		•		88

DMA® Region Rank	Markets	Billboards		Street Furniture Displays	Transit Displays	Other Displays(1)	Total Displays
		Bulletins	Posters
37	San Antonio, TX	•	•		•(2)	•	3,799
38	West Palm Beach-Ft. Pierce, FL	•	•		•	•	782
39	Grand Rapids-Kalamazoo-Battle Creek, MI				•		100
41	Harrisburg-Lancaster-Lebanon-York, PA				•	•	171
42	Norfolk-Portsmouth-Newport News, VA	•	•		•	•	470
43	Las Vegas, NV	•	•	•	•	•	13,362
44	Albuquerque-Santa Fe, NM	•	•		•		1,420
45	Oklahoma City, OK	•					3
46	Greensboro-High Point-Winston Salem, NC				•		999
47	Memphis, TN	•	•	•	•	•	2,305
48	Louisville, KY				•	•	134
49	Jacksonville, FL	•	•		•	•	991
50	Buffalo, NY				•		483
51-100	Various U.S. Cities	•	•		•(2)	•	12,925
101-150	Various U.S. Cities	•	•	•	•	•(2)	5,491
151+	Various U.S. Cities	•	•		•	•	2,458
	Non-U.S. Markets
n/a	Aruba				•		213
n/a	Australia				•		810
n/a	Barbados				•		61
n/a	Bahamas				•		194
n/a	Belize				•		155
n/a	Brazil	•	•	•			7,089
n/a	Canada			•	•	•	4,314
n/a	Chile	•	•				1,166
n/a	Costa Rica				•		210
n/a	Dominican Republic				•		285
n/a	Grenada				•		155
n/a	Guam				•		144
n/a	Jamaica				•		213
n/a	Mexico			•		•	5,016
n/a	Netherlands Antilles				•		1,019
n/a	New Zealand				•		1,392
n/a	Peru	•	•	•	•	•	2,860
n/a	Saint Kitts and Nevis				•		144
n/a	Saint Lucia				•		100
n/a	Virgin Islands				•		260

				Total Americas Displays			209,171

(1)	Includes wallscapes, spectaculars, mall and digital displays. Our inventory includes other small displays not in the table since their contribution to our revenue is not material.
(2)	We have access to additional displays through arrangements with local advertising and other companies.

Production

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

Client Categories

In 2007, the top five client categories in our Americas segment, based on Americas revenue derived from these categories, were telecommunications, retail, automotive, banking and financial services, and amusements.

Construction and Operation

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

International

Our International segment consists of our advertising operations in Africa, Asia, Australia and Europe, with approximately half of our 2007 revenue in this segment derived from France and the United Kingdom. Subsequent to December 31, 2007, we entered into an agreement to sell our operations in Africa. The International segment includes advertising display faces which we own or operate under lease management agreements. Our International segment generated 55%, 54% and 54% of our consolidated net revenue in 2007, 2006 and 2005, respectively.

Sources of Revenue

International revenue is derived from the sale of advertising copy placed on our display inventory. Our International display inventory consists primarily of billboards, street furniture displays, transit displays and other out-of-home advertising displays, such as neon displays. The following table shows the approximate percentage of revenue derived from each category of our International segment:

	Year Ended December 31,
	2007	2006	2005
Billboards (1)	39%	41%	44%
Street furniture displays	37%	37%	34%
Transit displays (2)	8%	9%	9%
Other displays (3)	16%	13%	13%

Total	100%	100%	100%

(1)	Includes revenue from spectaculars and neon displays.
(2)	Includes small displays.
(3)	Includes advertising revenue from mall displays, other small displays, and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services and production revenue.

Our International segment generates revenues worldwide from local, regional and national sales. Similar to the Americas, advertising rates generally are based on the gross rating points of a display or group of displays. The number of impressions delivered by a display, in some countries, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic.

While location, price and availability of displays are important competitive factors, we believe that providing quality customer service and establishing strong client relationships are also critical components of sales. In addition, we have long-standing relationships with a diversified group of advertising brands and agencies worldwide.

Billboards

The sizes of our International billboards are not standardized. The billboards vary in both format and size across our networks, with the majority of our International billboards being similar in size to our posters used in our Americas business (30-sheet and 8-sheet displays). Our International billboards are sold to clients as network packages with contract terms typically ranging from one to two weeks. Long-term client contracts are also available and typically have terms of up to one year. We lease the majority of our billboard sites from private landowners. Billboards include our spectacular and neon displays. DEFI, our International neon subsidiary, is a global provider of neon signs with approximately 400 displays in more than 15 countries worldwide. Client contracts for International neon displays typically have terms of approximately five years.

Street Furniture Displays

Our International street furniture displays are substantially similar to their Americas street furniture counterparts, and include bus shelters, freestanding units, public toilets, various types of kiosks and benches. Internationally, contracts with municipal and transit authorities for the right to place our street furniture in the public domain and sell advertising on such street furniture typically provide for terms ranging from 10 to 15 years. The major difference between our International and Americas street furniture businesses is in the nature of the municipal contracts. In our International business, these contracts typically require us to provide the municipality with a broader range of urban amenities such as public wastebaskets and lampposts, as well as space for the municipality to display maps or other public information. In exchange for providing such urban amenities and display space, we are authorized to sell advertising space on certain sections of the structures we erect in the public domain. Our International street furniture is typically sold to clients as network packages, with contract terms ranging from one to two weeks. Long-term client contracts are also available and typically have terms of up to one year.

Transit Displays

Our International transit display contracts are substantially similar to their Americas transit display counterparts, and typically require us to make only a minimal initial investment and few ongoing maintenance expenditures. Contracts with public transit authorities or private transit operators typically have terms ranging from three to seven years. Our client contracts for transit displays generally have terms ranging from one week to one year, or longer.

Other International Inventory and Services

The balance of our revenue from our International segment consists primarily of advertising revenue from mall displays, other small displays and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services and production revenue. Internationally, our contracts with mall operators generally have terms ranging from five to ten years and client contracts for mall displays generally have terms ranging from one to two weeks, but are available for up to six-month periods. Our International inventory includes other small displays that are counted as separate displays since they form a substantial part of our network and International revenue. Several of our International markets sell equipment or provide cleaning and maintenance services as part of a billboard or street furniture contract with a municipality. Production revenue relates to the production of advertising posters, usually for small customers.

Competition

The International outdoor advertising industry is fragmented, consisting of several larger companies involved in outdoor advertising, such as CBS and JC Decaux, as well as numerous smaller and local companies operating a limited number of display faces in a single or a few local markets. We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, the Internet and direct mail.

Advertising Inventory and Markets

As of December 31, 2007, we owned or operated approximately 687,000 displays in our International segment. The following table sets forth certain selected information with regard to our International advertising inventory, which are listed in descending order according to 2007 revenue contribution:

International Markets	Billboards(1)	Street Furniture Displays	Transit Displays(2)	Other Displays(3)	Total Displays
France	•	•	•	•	162,386
United Kingdom	•	•	•	•	69,418
Italy	•	•			57,533
China	•	•	•	•	62,573
Spain	•	•	•	•	34,474
Australia/New Zealand		•	•		16,958
Sweden	•	•	•	•	111,479
Switzerland	•		•	•	17,663
Belgium	•	•	•	•	23,486
Norway	•	•	•		18,357
Ireland	•	•			7,581
Denmark	•	•	•	•	33,986
Turkey	•	•	•	•	10,439
India	•	•	•		695
Finland	•	•	•	•	23,031
Poland	•	•		•	13,204
Holland	•	•			3,326
Baltic States/Russia	•		•		16,135
Greece			•	•	1,219
Singapore		•			3,847
Japan		•			53
Germany	•				53
Hungary	•				30
Austria	•				13
United Arab Emirates	•				1
Czech Republic	•				7
Ukraine	•				2
Indonesia	•				1
Portugal	•				15
Slovenia	•				1

		Total International Displays			687,966

(1)	Includes spectaculars and neon displays.
(2)	Includes small displays.
(3)	Includes mall displays and other small displays counted as separate displays in the table since they form a substantial part of our network and International revenue.

Equity Investments

In addition to the displays listed above, as of December 31, 2007, we had equity investments in various out-of-home advertising companies that operate in the following markets:

Market	Company	Equity Investment	Billboards(1)	Street Furniture Displays	Transit Displays
Outdoor Advertising Companies
South Africa (2)	Clear Channel Independent	50.0%	•	•	•
Italy	Alessi	34.3%	•	•	•
Italy	AD Moving SpA	17.5%	•		•
Hong Kong	Buspak	50.0%	•		•
Spain	Clear Channel CEMUSA	50.0%	•
Thailand	Master & More	32.5%	•	•
Belgium	MTB	49.0%			•
Belgium	Streep	25.0%			•
Denmark	City Reklame	45.0%	•
Other Media Companies
Norway	CAPA	50.0%

(1)	Includes spectaculars and neon displays.
(2)	Clear Channel Independent is headquartered and has the majority of its operations in South Africa, but also operates in other African countries such as Angola, Botswana, Lesotho, Malawi, Mauritius, Mozambique, Namibia, Swaziland, Tanzania, Uganda and Zambia. On January 17, 2008, we entered into an agreement to sell our investment in Clear Channel Independent. The closing of the transaction is subject to regulatory approval and other customary closing conditions.

Production

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

Client Categories

In 2007, the top five client categories in our International segment, based on International revenue derived from these categories, were food and food products, retail, telecommunications, automotive and entertainment.

Construction and Operation

The International manufacturing process largely consists of two elements: the manufacture and installation of advertising structures and the weekly preparation of advertising posters for distribution throughout our networks. Generally, we outsource the manufacturing of advertising structures to third parties and regularly seek competitive bids. We use a wide range of suppliers, located in each of our markets. The design of street furniture structures (such as bus shelters, bicycle racks, kiosks and public toilets) is typically done in conjunction with a third party design or architectural firm. These street furniture designs then form the basis of a competitive bidding process to select a manufacturer. Our street furniture sites are posted by our own employees or subcontractors who also clean and maintain the sites. The decision to use our own employees or subcontractors is made on a market-by-market basis taking into consideration the mix of products in the market and local labor costs.

Employees

As of February 13, 2008, we had approximately 2,400 United States employees and approximately 5,500 non-United States employees, of which approximately 160 were employed in corporate activities. Approximately 300 of our United States employees and approximately 220 of our non-United States employees are subject to collective bargaining agreements in their respective countries. There are numerous collective bargaining agreements, none of which represent a significant number of employees. We believe that our relationship with our employees is good.

Regulation of our Business

The outdoor advertising industry in the United States is subject to governmental regulation at the federal, state and local levels. These regulations may include, among others, restrictions on the construction, repair, maintenance, lighting, upgrading, height, size, spacing and location of and, in some instances, content of advertising copy being displayed on outdoor advertising structures. In addition, the outdoor advertising industry outside of the United States is subject to certain foreign governmental regulation.

Domestically, in recent years, outdoor advertising has become the subject of targeted state and municipal taxes and fees. These laws may affect prevailing competitive conditions in our markets in a variety of ways. Such laws may reduce our expansion opportunities, or may increase or reduce competitive pressure from other members of the outdoor advertising industry. No assurance can be given that existing or future laws or regulations, and the enforcement thereof, will not materially and adversely affect the outdoor advertising industry. However, we contest laws and regulations that we believe unlawfully restrict our constitutional or other legal rights and may adversely impact the growth of our outdoor advertising business.

Federal law, principally the Highway Beautification Act, or HBA, regulates outdoor advertising on Federal-Aid Primary and Interstate and National Highway Systems roads within the United States (“controlled roads”). The HBA regulates the size and placement of billboards, requires the development of state standards, mandates a state’s compliance program, promotes the expeditious removal of illegal signs and requires just compensation for takings.

To satisfy the HBA’s requirements, all states have passed billboard control statutes and regulations which regulate, among other things, construction, repair, maintenance, lighting, height, size, spacing and the placement of outdoor advertising structures. We are not aware of any state which has passed control statutes and regulations less restrictive than the prevailing federal requirements, including the requirement that an owner remove any non-grandfathered non-compliant signs along the controlled roads, at the owner’s expense and without compensation. Local governments generally also include billboard control as part of their zoning laws and building codes regulating those items described above and include similar provisions regarding the removal of non-grandfathered structures that do not comply with certain of the local requirements.

As part of their billboard control laws, state and local governments regulate the construction of new signs. Some jurisdictions prohibit new construction, some jurisdictions allow new construction only to replace existing structures and some jurisdictions allow new construction subject to the various restrictions discussed above. In certain jurisdictions, restrictive regulations also limit our ability to relocate, rebuild, repair, maintain, upgrade, modify, or replace existing legal non-conforming billboards.

Federal law neither requires nor prohibits the removal of existing lawful billboards, but it does mandate the payment of compensation if a state or political subdivision compels the removal of a lawful billboard along the controlled roads. In the past, state governments have purchased and removed existing lawful billboards for beautification purposes using federal funding for transportation enhancement programs, and these jurisdictions may continue to do so in the future. From time to time, state and local government authorities use the power of eminent domain and amortization to remove billboards. Thus far, we have been able to obtain satisfactory compensation for our billboards purchased or removed as a result of these types of governmental action, although there is no assurance that this will continue to be the case in the future.

Other important outdoor advertising regulations include the Intermodal Surface Transportation Efficiency Act of 1991 (currently known as SAFETEA-LU), the Bonus Act/Bonus Program, the 1995 Scenic Byways Amendment and various increases or implementations of property taxes, billboard taxes and permit fees. From time to time, legislation has been introduced in both the United States and foreign jurisdictions attempting to impose taxes on revenue from outdoor advertising. Several state and local jurisdictions have already imposed such taxes as a percentage of our outdoor advertising revenue in that jurisdiction. While these taxes have not had a material impact on our business and financial results to date, we expect state and local governments to continue to try to impose such taxes as a way of increasing revenue.

We have introduced and intend to expand the deployment of digital billboards that display static digital advertising copy from various advertisers that change up to several times per minute. We have encountered some existing regulations that restrict or prohibit these types of digital displays, but these regulations have not yet materially impacted our digital deployment. However, since digital technology for changing static copy has only recently been developed and introduced into the market on a large scale, existing regulations that currently do not apply to digital technology by their terms could be revised to impose greater restrictions. These regulations may impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety.

International regulation of the outdoor advertising industry varies by region and country, but generally limits the size, placement, nature and density of out-of-home displays. The significant international regulations include the Law of December 29, 1979 in France, the Town and Country Planning (Control of Advertisements) Regulations 1992 in the United Kingdom and Règlement Régional Urbain de l’agglomération bruxelloise in Belgium. These laws define issues such as the extent to which advertisements can be erected in rural areas, the hours during which illuminated signs may be lit and whether the consent of local authorities is required to place a sign in certain communities. Other regulations may limit the subject matter and language of out-of-home displays.

NYSE Matters

The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2007 our Chief Executive Officer submitted a Section 303A.12(a) CEO Certification to the New York Stock Exchange (“NYSE”) certifying that he was not aware of any violation by Clear Channel Outdoor Holdings of the NYSE’s corporate governance listing standards.

ITEM 1A. Risk Factors

Risks Related to Our Business

Government regulation of outdoor advertising may restrict our outdoor advertising operations.

United States federal, state and local regulations have a significant impact on the outdoor advertising industry and our business. One of the seminal laws was the HBA, which regulates outdoor advertising on the 306,000 miles of Federal-Aid Primary, Interstate and National Highway Systems (controlled roads). The HBA regulates the size and location of billboards, mandates a state compliance program, requires the development of state standards, promotes the expeditious removal of illegal signs, and requires just compensation for takings. Construction, repair, maintenance, lighting, upgrading, height, size, spacing and the location of billboards and the use of new technologies for changing displays, such as digital displays, are regulated by federal, state and local governments. From time to time, states and municipalities have prohibited or significantly limited the construction of new outdoor advertising structures, and also permitted non-conforming structures to be rebuilt by third parties. Changes in laws and regulations affecting outdoor advertising at any level of government, including laws of the foreign jurisdictions in which we operate, could have a significant financial impact on us by requiring us to make significant expenditures or otherwise limiting or restricting some of our operations.

From time to time, certain state and local governments and third parties have attempted to force the removal of our displays under various state and local laws, including condemnation and amortization. Amortization is the attempted forced removal of legal but non-conforming billboards (billboards which conformed with applicable zoning regulations when built, but which do not conform to current zoning regulations) or the commercial advertising placed on such billboards after a period of years. Pursuant to this concept, the governmental body asserts that just compensation is earned by continued operation of the billboard over time. Amortization is prohibited along all controlled roads and generally prohibited along non-controlled roads. Amortization has, however, been upheld along non-controlled roads in limited instances where provided by state and local law. Other regulations limit our ability to rebuild, replace, repair, maintain and upgrade non-conforming displays. In addition, from time to time third parties or local governments assert that we own or operate displays that either are not properly permitted or otherwise are not in strict compliance with applicable law. Although we believe that the number of our billboards that may be subject to removal based on alleged noncompliance is immaterial, from time to time we have been required to remove billboards for alleged noncompliance. Such regulations and allegations have not had a material impact on our results of operations to date, but if we are increasingly unable to resolve such allegations or obtain acceptable arrangements in circumstances in which our displays are subject to removal, modification, or amortization, or if there occurs an increase in such regulations or their enforcement, our operating results could suffer.

A number of state and local governments have implemented or initiated legislative billboard controls, including taxes, fees and registration requirements in an effort to decrease or restrict the number of outdoor signs and/or to raise revenue. While these controls have not had a material impact on our business and financial results to date, we expect states and local governments to continue these efforts. The increased imposition of these controls and our inability to pass on the cost of these items to our clients could negatively affect our operating income.

International regulation of the outdoor advertising industry varies by region and country, but generally limits the size, placement, nature and density of out-of-home displays. Significant international regulations include the Law of December 29, 1979 in France, the Town and Country Planning (Control of Advertisements) Regulations 1992 in the United Kingdom, and Règlement Régional Urbain de l’agglomération Bruxelloise in Belgium. These laws define issues such as the extent to which advertisements can be erected in rural areas, the hours during which illuminated signs may be lighted and whether the consent of local authorities is required to place a sign in certain communities. Other regulations limit the subject matter and language of out-of-home displays. For instance, the United States and most European Union countries, among other nations, have banned outdoor advertisements for tobacco products. Our failure to comply with these or any future international regulations could have an adverse impact on the effectiveness of our displays or their attractiveness to clients as an advertising medium and may require us to make significant expenditures to ensure compliance. As a result, we may experience a significant impact on our operations, revenue, International client base and overall financial condition.

We face intense competition in the outdoor advertising industry that may adversely affect the advertising fees we can charge, and consequently lower our operating margins and profits.

We operate in a highly competitive industry, and we may not be able to maintain or increase our current advertising and sales revenues. Our advertising properties compete for audiences and advertising revenue with other outdoor advertising companies, as well as with other media, such as radio, newspapers, magazines, television, direct mail, satellite radio and Internet based media, within their respective markets. Market shares are subject to change, which could have the effect of reducing our revenue in that market. Our competitors may develop services or advertising media that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It is possible that new competitors may emerge and rapidly acquire significant market share in any of our business segments. An increased level of competition for advertising dollars may lead to lower advertising rates as we attempt to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match.

Our financial performance may be adversely affected by certain variables which are not in our control.

Certain variables that could adversely affect our financial performance by, among other things, leading to decreases in overall revenue, the numbers of advertising customers, advertising fees, or profit margins include:

•

unfavorable shifts in population and other demographics which may cause us to lose advertising customers as people migrate to markets where we have a smaller presence, or which may cause advertisers to be willing to pay less in advertising fees if the general population shifts into a less desirable age or geographical demographic from an advertising perspective;

•	unfavorable fluctuations in operating costs which we may be unwilling or unable to pass through to our customers;

•	unfavorable changes in labor conditions which may require us to spend more to retain and attract key employees; and

•

changes in governmental regulations and policies and actions of federal regulatory bodies which could restrict the advertising media which we employ or restrict some or all of our customers that operate in regulated areas from using certain advertising media, or from advertising at all.

Doing business in foreign countries creates certain risks not found in doing business in the United States.

Doing business in foreign countries carries with it certain risks that are not found in doing business in the United States. The risks of doing business in foreign countries that could result in losses against which we are not insured include:

•	exposure to local economic conditions;

•	potential adverse changes in the diplomatic relations of foreign countries with the United States;

•	hostility from local populations;

•	the adverse effect of currency exchange controls;

•	restrictions on the withdrawal of foreign investment and earnings;

•	government policies against businesses owned by foreigners;

•	investment restrictions or requirements;

•	expropriations of property;

•	the potential instability of foreign governments;

•	the risk of insurrections;

•	risks of renegotiation or modification of existing agreements with governmental authorities;

•	foreign exchange restrictions;

•	withholding and other taxes on remittances and other payments by subsidiaries; and

•	changes in taxation structure.

Exchange rates may cause future losses in our International operations.

Because we own assets overseas and derive revenue from our International operations, we may incur currency translation losses due to changes in the values of foreign currencies and in the value of the United States dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Management — Foreign Currency Risk.”

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

Future acquisitions could pose risks.

We may acquire outdoor advertising assets and other assets or businesses we believe will assist our customers in marketing their products and services. Our acquisition strategy involves numerous risks, including:

•	certain of our acquisitions may prove unprofitable and fail to generate anticipated cash flows;

•	to successfully manage our large portfolio of outdoor advertising and other properties, we may need to:

o	recruit additional senior management as we cannot be assured that senior management of acquired companies will continue to work for us and, in this highly competitive labor market, we cannot be certain that any of our recruiting efforts will succeed, and

o	expand corporate infrastructure to facilitate the integration of our operations with those of acquired properties, because failure to do so may cause us to lose the benefits of any expansion that we decide to undertake by leading to disruptions in our ongoing businesses or by distracting our management;

•	entry into markets and geographic areas where we have limited or no experience;

•	we may encounter difficulties in the integration of operations and systems;

•	our management’s attention may be diverted from other business concerns; and

•	we may lose key employees of acquired companies.

We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue additional acquisitions and may decide to dispose of certain businesses. These acquisitions or dispositions could be material.

Antitrust regulations may limit future acquisitions.

Additional acquisitions by us may require antitrust review by federal antitrust agencies and may require review by foreign antitrust agencies under the antitrust laws of foreign jurisdictions. We can give no assurances the United States Department of Justice, or DOJ, the Federal Trade Commission or foreign antitrust agencies will not seek to bar us from acquiring additional outdoor advertising properties in any market where we already have a significant position. The DOJ actively reviews proposed acquisitions of outdoor advertising properties. In addition, the antitrust laws of foreign jurisdictions will apply if we acquire international outdoor advertising properties.

Environmental, health, safety and land use laws and regulations may limit or restrict some of our operations.

As the owner or operator of various real properties and facilities, we must comply with various foreign, federal, state and local environmental, health, safety and land use laws and regulations. We and our properties are subject to such laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances and employee health and safety as well as zoning restrictions. Historically, we have not incurred significant expenditures to comply with these laws. However, additional laws which may be passed in the future, or a finding of a violation of or liability under existing laws, could require us to make significant expenditures and otherwise limit or restrict some of our operations.

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

At December 31, 2007, our total indebtedness for borrowed money was $2.7 billion, approximately $2.5 billion of which is indebtedness owed to Clear Channel Communications. As of December 31, 2007, approximately $87.1 million of such total indebtedness (excluding interest) is due in 2008, $91.9 million is due in 2009, $2.5 billion is due in 2010, $2.3 million is due in 2011 and $1.0 million thereafter. We may also incur additional substantial indebtedness in the future.

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

The existence of these restrictions could limit our ability to grow and increase our revenue or respond to competitive changes.

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

Out-of-court settlements between the major United States tobacco companies and all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and four other United States territories include a ban on the outdoor advertising of tobacco products. Other products and services may be targeted in the future, including alcohol products. Legislation regulating tobacco and alcohol advertising has also been introduced in a number of European countries in which we conduct business and could have a similar impact. Any significant reduction in alcohol-related advertising due to content-related restrictions could cause a reduction in our direct revenue from such advertisements and an increase in the available space on the existing inventory of billboards in the outdoor advertising industry.

We may be adversely affected by a general deterioration in economic conditions.

The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. A decline in the level of business activities of our advertisers could have an adverse effect on our revenue and profit margins. During economic slowdowns in the United States, many advertisers have reduced their advertising expenditures. The impact of slowdowns on our business is difficult to predict, but they may result in reductions in purchases of advertising. In addition, to the extent our street furniture and transit businesses rely on long-term guaranteed contracts with government entities, we may suffer losses on those contracts in times of economic slowdowns.

We may be adversely affected by the occurrence of extraordinary events, such as terrorist attacks.

The occurrence of extraordinary events, such as terrorist attacks, intentional or unintentional mass casualty incidents, or similar events may substantially decrease the use of and demand for advertising, which may decrease our revenue or expose us to substantial liability. The September 11, 2001 terrorist attacks, for example, caused a nationwide disruption of commercial activities. The occurrence of future terrorist attacks, military actions by the United States, contagious disease outbreaks, or similar events cannot be predicted, and their occurrence can be expected to further negatively affect the economies of the United States and other foreign countries where we do business generally, specifically the market for advertising.

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

•

Pursuant to a cash management arrangement, substantially all of our cash generated from our domestic Americas operations is transferred daily by Clear Channel Communications into accounts where funds of ours and of Clear Channel Communications may be commingled. The amounts so held by Clear Channel Communications are evidenced in a cash management note issued by Clear Channel Communications to us. We do not have a commitment from Clear Channel Communications to advance funds to us, and we have no access to the cash transferred from our concentration account to the master account of Clear Channel Communications. If Clear Channel Communications were to become insolvent, we would be an unsecured creditor like other unsecured creditors of Clear Channel Communications and could experience a liquidity shortfall.

Because Clear Channel Communications controls substantially all the voting power of our common stock, investors will not be able to affect the outcome of any shareholder vote.

As of December 31, 2007, Clear Channel Communications owned all of our outstanding shares of Class B common stock, representing approximately 89% of the outstanding shares of our common stock. Each share of our Class B common stock entitles its holder to 20 votes and each share of our Class A common stock entitles its holder to 1 vote on all matters on which shareholders are entitled to vote. As a result, Clear Channel Communications controlled approximately 99% of the total voting power of our common stock.

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

The consummation of the merger between Clear Channel Communications and private equity funds, or, for so long as Clear Channel Communications maintains a significant interest in us, a deterioration in the financial condition of Clear Channel Communications, could have the effect of increasing our borrowing costs or impairing our access to the capital markets because of our reliance on Clear Channel Communications for availability under its revolving credit facility. If the merger is consummated we may no longer be able to access Clear Channel Communications’ revolving credit facility, in which event we may enter into a new credit facility. We expect the interest rate associated with a new facility would be greater than the rate we currently are charged. In addition, the interest rate we pay on the $2.5 billion note is based on the weighted average cost of debt for Clear Channel Communications, which we expect to increase if the proposed merger transaction is consummated. If that cost increases, whether as a result of the consummation of the merger or a deterioration in the financial condition of Clear Channel Communications, our borrowing costs also will increase. To the extent we do not pass on our increased borrowing costs to our clients, our profitability, and potentially our ability to raise capital, could be materially affected. Also, until the first date Clear Channel Communications owns less than 50% of our voting stock, pursuant to the Master Agreement between us and Clear Channel Communications, as well as pursuant to the $2.5 billion note, Clear Channel Communications will have the ability to limit our ability to incur debt or issue equity securities, which could adversely affect our ability to meet our liquidity needs or to grow our business.

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

Caution Concerning Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including the future levels of cash flow from operations. Management believes all statements expressing expectations and projections with respect to future matters, including the success of Clear Channel Communications’ Merger Agreement, our ability to negotiate contracts having more favorable terms and the availability of capital resources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our financial performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock trades on the New York Stock Exchange under the symbol “CCO.” There were 104 shareholders of record as of February 13, 2008. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table sets forth, for the calendar quarters indicated, the reported high and low sales price of our Class A common stock as reported on the NYSE:

	Common Stock Market Price
	High	Low
2006
First Quarter	$23.95	$18.49
Second Quarter	24.20	19.31
Third Quarter	21.26	18.66
Fourth Quarter	28.13	19.49

2007
First Quarter	$31.14	$24.91
Second Quarter	30.12	25.95
Third Quarter	29.24	22.81
Fourth Quarter	28.57	23.65

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

Item 6. Selected Financial Data

We have prepared our consolidated and combined financial statements as if Clear Channel Outdoor had been in existence as a separate company throughout all relevant periods. The historical financial and other data prior to the IPO, which occurred on November 11, 2005, have been prepared on a combined basis from Clear Channel Communications’ consolidated financial statements using the historical results of operations and bases of the assets and liabilities of Clear Channel Communications’ Americas outdoor and International outdoor advertising businesses and give effect to allocations of expenses from Clear Channel Communications. Our historical financial data prior to the IPO may not necessarily be indicative of our future performance nor will such data reflect what our financial position and results of operations would have been had we operated as an independent publicly traded company during the periods shown.

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

(In thousands, except per share data)	Year Ended December 31,
	2007 (1)	2006 (2)	2005	2004	2003
Results of Operations Data:
Revenue	$3,281,836	$2,897,721	$2,666,078	$2,447,040	$2,174,597
Operating expenses:
Direct operating expenses	1,734,845	1,514,842	1,405,758	1,322,488	1,185,401
Selling, general and administrative expenses	537,994	486,994	478,343	439,286	404,878
Depreciation and amortization	399,483	407,730	400,639	388,217	379,640
Corporate expenses	66,080	65,542	61,096	53,770	54,233
Gain on disposition of assets— net	11,824	22,846	3,488	10,791	16,669

Operating income	555,258	445,459	323,730	254,070	167,114
Interest expense on debt with Clear Channel Communications	151,363	153,500	182,667	145,653	145,648
Interest expense	6,518	9,083	15,687	14,177	14,201
Equity in earnings (loss) of nonconsolidated affiliates	4,402	7,460	9,844	(76)	(5,142)
Other income (expense)— net	10,113	331	(12,291)	(16,530)	(21,358)

Income (loss) before income taxes, minority interest and cumulative effect of a change in accounting principle	411,892	290,667	122,929	77,634	(19,235)
Income tax (expense) benefit:
Current	(111,726)	(82,553)	(51,173)	(23,422)	12,092
Deferred	(34,915)	(39,527)	5,689	(39,132)	(23,944)

Income tax (expense) benefit	(146,641)	(122,080)	(45,484)	(62,554)	(11,852)
Minority interest expense— net	19,261	15,515	15,872	7,602	3,906

Income (loss) before cumulative effect of a change in accounting principle	245,990	153,072	61,573	7,478	(34,993)
Cumulative effect of a change in accounting principle, net of tax of $113,173 in 2004 (3)	—	—	—	(162,858)	—

Net income (loss)	$245,990	$153,072	$61,573	$(155,380)	$(34,993)

Net income (loss) per common share:
Basic:
Income (loss) before cumulative effect of a change in accounting principle	$.69	$.43	$.19	$.02	$(.11)
Cumulative effect of a change in accounting principle	—	—	—	(.52)	—

Net income (loss)	$.69	$.43	$.19	$(.50)	$(.11)

Weighted average common shares	354,838	352,155	319,890	315,000	315,000
Diluted:
Income (loss) before cumulative effect of a change in accounting principle	$.69	$.43	$.19	$.02	$(.11)
Cumulative effect of a change in accounting principle	—	—	—	(.52)	—

Net income (loss)	$.69	$.43	$.19	$(.50)	$(.11)

Weighted average common shares	355,806	352,262	319,921	315,000	315,000

(In thousands)	As of December 31,
	2007 (1)	2006 (2)	2005	2004	2003
Balance Sheet Data:
Current assets	$1,607,107	$1,189,915	$1,050,180	$1,107,240	$958,669
Property, plant and equipment – net	2,244,108	2,191,839	2,153,428	2,195,985	2,264,106
Total assets	5,935,604	5,421,891	4,918,345	5,240,933	5,232,820
Current liabilities	921,292	841,509	793,812	749,055	736,202
Long-term debt, including current maturities	2,682,021	2,684,176	2,727,786	1,639,380	1,670,017
Shareholders’/owner’s equity	1,982,730	1,586,378	1,209,437	2,729,653	2,760,164

(1)	Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. In accordance with the provisions of FIN 48, the effects of adoption were accounted for as a cumulative-effect adjustment recorded to the balance of retained earnings on the date of adoption. See Note J to the Company’s financial statements.
(2)	Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment. In accordance with the provisions of Statement 123(R), the Company elected to adopt the standard using the modified prospective method. See Note K to the Company’s financial statements.
(3)	Cumulative effect of change in accounting principle for the year ended December 31, 2004 related to a non-cash charge recognized in accordance with the adoption of Topic D-108, Use of Residual Method to Value Acquired Assets other than Goodwill.

The Selected Financial Data should be read in conjunction with Management’s Discussion and Analysis.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the audited annual financial statements and accompanying notes thereto to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The information included herein should be read in conjunction with the annual financial statements and is organized as follows:

•

Overview. This section provides a general description of our business, as well as other matters we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the years ended December 31, 2007, 2006 and 2005.

Our discussion is presented on both a consolidated and segment basis. Our reportable operating segments are Americas and International. Approximately 93% of our 2007 Americas revenue was derived from the United States, with the balance derived primarily from Canada and Latin America. Approximately half of our 2007 International revenue was derived from France and the United Kingdom.

We manage our segments primarily focusing on operating income. Corporate expenses, gain on disposition of asset – net, interest expense, equity in earnings of nonconsolidated affiliates, other income (expense) – net, income taxes and minority interest expense – net are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

•

Financial condition and liquidity. This section provides a discussion of our financial condition as of December 31, 2007, as well as an analysis of our cash flows for the years ended December 31, 2007, 2006 and 2005. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity, (ii) our key debt covenants and (iii) our outstanding debt and commitments (both firm and contingent) that existed as of December 31, 2007.

•

Seasonality and Market risk management. These sections discuss seasonality and how we manage exposure to potential losses arising from adverse changes in foreign currency exchange rates and interest rates.

•

Recent accounting pronouncements and Critical accounting estimates. These sections discuss accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note A to our consolidated and combined financial statements included elsewhere in this Annual Report.

OVERVIEW

Description of Business

Our revenue is derived from selling advertising space on approximately 897,000 displays owned or operated as of December 31, 2007, consisting primarily of billboards, street furniture and transit displays. We own the majority of our advertising displays, which typically are located on sites that we either lease or own or for which we have acquired permanent easements. Our advertising contracts with clients typically outline the number of displays reserved, the duration of the advertising campaign and the unit price per display.

Our advertising rates are based on a number of different factors including location, competition, size of display, illumination, market and gross rating points. Gross ratings points is the total number of impressions delivered by a display or group of displays, expressed as a percentage of a market population. The number of impressions delivered by a display is measured by the number of people passing the site during a defined period of time and, in some International markets, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic. Management typically monitors our business by reviewing the average rates, average revenue per display, or yield, occupancy and inventory levels of each of our display types by market. In addition, because a significant portion of our advertising operations are conducted in foreign markets, the largest being France and the United Kingdom, management reviews the operating results from our foreign operations on a constant dollar basis. A constant dollar basis allows for comparison of operations independent of foreign exchange movements.

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

In our International business, market practices require us to sell billboards and street furniture as network packages with contract terms typically ranging from one to two weeks, compared to contract terms typically ranging from 4 weeks to one year in the United States. In addition, competitive bidding for street furniture and transit contracts, which constitute a larger portion of our International business, and a different regulatory environment for billboards, result in higher site lease cost in our International business compared to our Americas business. As a result, our margins are typically less in our International business than in the Americas.

Our street furniture and transit display contracts, the terms of which range from 3 to 20 years, generally require us to make upfront investments in property, plant and equipment. These contracts may also include upfront lease payments and/or minimum annual guaranteed lease payments. We can give no assurance that our cash flows from operations over the terms of these contracts will exceed the upfront and minimum required payments.

Our 2007 results of operations include a full year of the results of operations of Interspace Airport Advertising, or Interspace, and our results of operations for 2006 include a partial year of the results of operations of Interspace, which we acquired in July 2006.

Relationship with Clear Channel Communications

We became a publicly traded company on November 11, 2005, through an initial public offering, or IPO, in which we sold 10% of our common stock, or 35.0 million shares of our Class A common stock. Prior to our IPO we were an indirect wholly-owned subsidiary of Clear Channel Communications. Clear Channel Communications currently owns all of our outstanding shares of Class B common stock representing approximately 89% of the outstanding shares of our common stock and approximately 99% of the total voting power of our common stock.

On November 16, 2006, Clear Channel Communications agreed to be acquired by a group of equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. On September 25, 2007, Clear Channel Communications’ shareholders approved the Merger Agreement. The closing of the transaction is subject to customary closing conditions. Assuming satisfaction of the closing conditions, the parties expect to close the merger by the end of the first quarter of 2008.

There are several agreements which govern our relationship with Clear Channel Communications including the Corporate Services Agreement, Employee Matters Agreement and Tax Matters Agreement. Clear Channel Communications has the right to terminate these agreements in various circumstances. As of the date of the filing of this report, no notice of termination of any of these agreements has been received from Clear Channel Communications.

In accordance with the Master Agreement, our branch managers follow a corporate policy allowing Clear Channel Communications to use, without charge, Americas’ displays they believe would otherwise be unsold. Our sales personnel receive partial revenue credit for that usage for compensation purposes. This partial revenue credit is not included in our reported revenue. Clear Channel Communications bears the cost of producing the advertising and we bear the costs of installing and removing this advertising. In 2007, we estimated this discounted revenue would have been less than 1% of our Americas revenue.

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

Under the Corporate Services Agreement, Clear Channel Communications allocates to us our share of costs for services provided on our behalf based on actual direct costs incurred by Clear Channel Communications or an estimate of Clear Channel Communications’ expenses incurred on our behalf. For the years ended December 31, 2007, 2006 and 2005, we recorded approximately $20.3 million, $24.3 million and $16.0 million, respectively, as a component of corporate expenses for these services.

We believe the assumptions underlying the combined financial statements prior to the IPO are reasonable. However, the combined financial statements may not necessarily reflect our results of operations, financial position and cash flows in the future or what our results of operations, financial position and cash flows would have been had we operated as a separate, stand-alone company during the periods presented.

Share-Based Payments

We adopted FAS 123(R), Share-Based Payment, on January 1, 2006, under the modified-prospective approach which requires us to recognize employee compensation cost related to our stock option grants in the same line items as cash compensation for all options granted after the date of adoption as well as for any options that were unvested at adoption. Under the modified-prospective approach, no stock option expense attributable to these options is reflected in the financial statements for years prior to adoption. The amounts recorded as share-based payments in the financial statements during 2005 relate to the expense associated with restricted stock awards. As of December 31, 2007, there was $20.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately three years.

The following table details compensation costs related to share-based payments for the years ended December 31, 2007 and 2006:

(In thousands)	Year Ended December 31,
	2007	2006
Direct operating expenses	$6,951	$4,328
Selling, general and administrative expenses	2,682	1,683
Corporate expenses	538	88

Total share-based payments	$10,171	$6,099

RESULTS OF OPERATIONS

Consolidated and Combined Results of Operations

The following table summarizes our historical results of operations:

(In thousands)	Year Ended December 31,			% Change
	2007	2006	2005	2007 v. 2006	2006 v. 2005
Revenue	$3,281,836	$2,897,721	$2,666,078	13%	9%
Operating expenses:
Direct operating expenses	1,734,845	1,514,842	1,405,758	15%	8%
Selling, general and administrative expenses	537,994	486,994	478,343	10%	2%
Depreciation and amortization	399,483	407,730	400,639	(2%)	2%
Corporate expenses	66,080	65,542	61,096	1%	7%
Gain on disposition of assets— net	11,824	22,846	3,488	(48%)	555%

Operating income	555,258	445,459	323,730	25%	38%
Interest expense (including interest on debt with Clear Channel Communications)	157,881	162,583	198,354
Equity in earnings of nonconsolidated affiliates	4,402	7,460	9,844
Other income (expense)— net	10,113	331	(12,291)

Income before income taxes and minority interest	411,892	290,667	122,929
Income tax (expense) benefit:
Current	(111,726)	(82,553)	(51,173)
Deferred	(34,915)	(39,527)	5,689

Income tax (expense) benefit	(146,641)	(122,080)	(45,484)
Minority interest expense— net	19,261	15,515	15,872

Net income	$245,990	$153,072	$61,573

Revenue

Our revenue increased approximately $384.1 million, or 13%, during 2007 as compared to 2006. Our International revenue increased $240.4 million, including approximately $133.3 million related to movements in foreign exchange and the remainder associated with growth across inventory categories. Our Americas revenue increased $143.7 million driven by increases in bulletin, street furniture, airports and taxi display revenues as well as $32.1 million from Interspace.

Our revenue increased approximately $231.6 million, or 9%, during 2006 as compared to 2005. Our Americas segment’s revenue increased $125.0 million from an increase in revenue across our displays as well as the acquisition of Interspace which contributed approximately $30.2 million to revenue in 2006. Our International segment contributed $106.7 million, which includes approximately $44.9 million during the first six months of 2006 related to our consolidation of Clear Media Limited, a Chinese outdoor advertising company. In July 2005, we increased our investment in Clear Media to a majority controlling interest. We previously accounted for this investment as an equity method investment. Increased street furniture revenue also contributed to our International revenue growth. Our 2006 revenue increased $17.4 million due to movements in foreign exchange.

Direct Operating Expenses

Direct operating expenses increased $220.0 million for 2007 compared to 2006. International direct operating expenses increased $163.8 million principally from $88.0 million related to movements in foreign exchange. Americas direct operating expenses increased $56.2 million primarily attributable to increased site lease expenses associated with new contracts and the increase in transit revenue as well as approximately $14.9 million from Interspace.

Direct operating expenses increased $109.1 million for 2006 compared to 2005. Americas direct operating expenses increased $43.8 million driven by increased site lease expenses associated with the increase in revenue and the acquisition of Interspace which contributed $13.0 million to direct operating expenses in 2006. Our International segment contributed $65.2 million, of which $18.0 million during the first six months of 2006 related to our consolidation of Clear Media and the remainder was principally due to an increase in site lease expenses. Included in our direct operating expense growth was $10.6 million from increases in foreign exchange. Share-based payments included in direct operating expenses associated with the adoption of FAS 123(R) were $4.3 million for 2006.

Selling, General and Administrative Expenses (SG&A)

SG&A increased $51.0 million during 2007 compared to 2006. International SG&A expenses increased $31.9 million primarily related to movements in foreign exchange. Americas SG&A expenses increased $19.1 million mostly attributable to sales expenses associated with the increase in revenue and $6.7 million from Interspace.

SG&A increased $8.7 million during 2006 compared to 2005. SG&A increased $20.6 million in our Americas segment principally related to an increase in bonus and commission expenses associated with the increase in revenue. Our International SG&A expenses declined $11.9 million primarily attributable to a $9.8 million reduction recorded in 2006 as a result of the favorable settlement of a legal proceeding, as well as $26.6 million related to restructuring our businesses in France recorded in the third quarter of 2005. Partially offsetting this decline in our International SG&A was $9.5 million from our consolidation of Clear Media. Included in our SG&A expense growth in 2006 was $3.9 million from increases in foreign exchange. Share-based payments included in SG&A associated with the adoption of FAS 123(R) were $1.7 million for 2006.

Depreciation and Amortization

Depreciation and amortization decreased $8.2 million in 2007 as compared to 2006. The decrease was primarily due to a reduction in amortization from International contracts, partially offset by an increase from Interspace and the effects of foreign exchange.

Depreciation and amortization increased $7.1 million in 2006 as compared to 2005. The increase is primarily attributable to the consolidation of Clear Media and the acquisition of Interspace, partially offset by a decrease in depreciation as a result of fewer display removals in 2006 which resulted in less accelerated depreciation.

Corporate Expenses

Corporate expenses were comparable in 2007 as compared to 2006. Corporate expenses increased $4.4 million in 2006 as compared to 2005. The increase was a result of higher performance related bonus expense and additional outside professional services primarily from costs related to the first full year as a public Company.

Clear Channel Communications provides management services to us, which include, among other things, (i) treasury, payroll and other financial related services, (ii) executive officer services, (iii) human resources and employee benefits services, (iv) legal, public affairs and related services, (v) information systems, network and related services, (vi) investment services, (vii) procurement and sourcing support services, and (viii) other general corporate services. These services are allocated to us based on actual direct costs incurred or on Clear Channel Communications’ estimate of expenses relative to a seasonally adjusted headcount. For the years ended December 31, 2007, 2006, and 2005, we recorded approximately $20.3 million, $24.3 million, and $16.0 million, respectively, as a component of corporate expenses for these services.

Gain on the Disposition of Assets — Net

The gain on disposition of assets – net of $11.8 million for the year ended December 31, 2007, primarily related to an $8.9 million gain from the sale of street furniture assets and land in our International segment.

The gain on disposition of assets – net of $22.8 million for the year ended December 31, 2006, primarily related to a $13.2 million gain in our Americas segment from the exchange of assets in one of our markets for the assets of a third party located in a different market.

Interest Expense (Including Interest on Debt with Clear Channel Communications)

Interest expense decreased $4.7 million during 2007 as compared to 2006, primarily as a result of a decline in the average debt balance during the period.

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

Other Income (Expense) — Net

Other income – net of $10.1 million and $0.3 million for the years ended December 31, 2007 and 2006, respectively, relates primarily to foreign exchange gains.

Income Taxes

Our operations are included in a consolidated income tax return filed by Clear Channel Communications. However, for our financial statements, our provision for income taxes was computed on the basis that we file separate consolidated federal income tax returns with our subsidiaries.

Our effective tax rate for the year ended December 31, 2007 was 36%. The increase in current tax expense of $29.2 million for the year ended December 31, 2007 over 2006 was due primarily to an increase in “Income before income taxes and minority interest” of $121.2 million. Deferred tax expense decreased $4.6 million for the year ended December 31, 2007 compared to 2006 primarily due to additional deferred tax expense of approximately $12.8 recorded in 2006 related to the filing of an amended tax return. The amendment was mainly due to a revised tax loss on the like kind exchange of certain assets. In addition, the company recorded deferred tax expense of approximately $16.7 million in 2006 related to the uncertainty of our ability to utilize certain tax losses in the future for certain international operations. The changes noted above were partially offset by additional deferred tax expense of approximately $19.8 million recorded in 2007 as a result of tax depreciation expense related to capital expenditures in certain foreign jurisdictions.

Our effective tax rate for the year ended December 31, 2006 was 42%. The increase in current tax expense of $31.4 million for the year ended December 31, 2006 over 2005 was due primarily to an increase in “Income before income taxes and minority interest” of $167.7 million. This increase was partially offset by current tax benefits of approximately $20.4 million recorded in 2006 related to tax losses on the disposition of certain operating assets and the filing of an amended tax return. The amendment primarily related to a revised tax loss on the like kind exchange of certain outdoor assets. Deferred tax expense increased by $45.2 million for the year ended December 31, 2006 over 2005 primarily due to the tax losses on the disposition of certain operating assets and the filing of the amended tax return mentioned above. In addition, foreign deferred tax expense increased by $25.9 million for the year ended December 31, 2006 primarily due to (i) the reversal of deferred tax assets related to tax losses in certain foreign jurisdictions and the uncertainty of the ability to utilize those tax losses in the future and (ii) increased deferred tax benefits in 2005 due to a change in the carrying value of certain deferred tax liabilities as a result of certain local country law and tax rate changes.

Our effective tax rate for the year ended December 31, 2005 was 37%. During 2005, the company recorded a current tax benefit of approximately $8.0 million due to the favorable resolution of certain tax contingencies in 2005.

Americas Results of Operations

(In thousands)	Year Ended December 31,			% Change
	2007	2006	2005	2007 v. 2006	2006 v. 2005
Revenue	$1,485,058	$1,341,356	$1,216,382	11%	10%
Direct operating expenses	590,563	534,365	490,519	11%	9%
Selling, general and administrative expenses	226,448	207,326	186,749	9%	11%
Depreciation and amortization	189,853	178,970	180,559	6%	(1%)

Operating income	$478,194	$420,695	$358,555	14%	17%

2007 v. 2006

Americas’ revenue increased $143.7 million, or 11%, during 2007 as compared to 2006 with Interspace contributing approximately $32.1 million to the increase. The growth occurred across our inventory, including bulletins, street furniture, airports and taxi displays. The revenue growth was primarily driven by bulletin revenue attributable to increased rates and airport revenue which had both increased rates and occupancy. Leading advertising categories during the year were telecommunications, retail, automotive, financial services and amusements. Revenue growth occurred across our markets, led by Los Angeles, New York, Washington/Baltimore, Atlanta, Boston, Seattle and Minneapolis.

Our Americas direct operating expenses increased $56.2 million primarily from an increase of $46.6 million in site lease expenses associated with new contracts and the increase in airport, street furniture and taxi revenues. Interspace contributed $14.9 million to the increase. Our SG&A expenses increased $19.1 million primarily from bonus and commission expenses associated with the increase in revenue and from Interspace, which contributed approximately $6.7 million to the increase.

Depreciation and amortization increased $10.9 million during 2007 compared to 2006 primarily associated with $5.9 million from Interspace.

2006 v. 2005

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

International Results of Operations

(In thousands)	Year Ended December 31,			% Change
	2007	2006	2005	2007 v. 2006	2006 v. 2005
Revenue	$1,796,778	$1,556,365	$1,449,696	15%	7%
Direct operating expenses	1,144,282	980,477	915,239	17%	7%
Selling, general and administrative expenses	311,546	279,668	291,594	11%	(4%)
Depreciation and amortization	209,630	228,760	220,080	(8%)	4%

Operating income	$131,320	$67,460	$22,783	95%	196%

2007 v. 2006

International revenue increased $240.4 million, or 15%, in 2007 as compared to 2006. Included in the increase was approximately $133.3 million related to movements in foreign exchange. Revenue growth occurred across inventory categories including billboards, street furniture and transit, driven by both increased rates and occupancy. Growth was led by increased revenues in France, Italy, Australia, Spain and China.

Our International direct operating expenses increased approximately $163.8 million in 2007 compared to 2006. Included in the increase was approximately $88.0 million related to movements in foreign exchange. The remaining increase in direct operating expenses was primarily attributable to an increase in site lease expenses associated with the increase in revenue. SG&A expenses increased $31.9 million in 2007 over 2006 from approximately $23.4 million related to movements in foreign exchange and an increase in selling expenses associated with the increase in revenue. Additionally, we recorded a $9.8 million reduction to SG&A in 2006 as a result of the favorable settlement of a legal proceeding.

Depreciation and amortization decreased $19.1 million in 2007 as compared to 2006 principally from contracts which were recorded at fair value in purchase accounting in prior years and became fully amortized at December 31, 2006.

2006 v. 2005

Revenue in our International segment increased 7% in 2006 as compared to 2005. The increase includes approximately $44.9 million during the first six months of 2006 related to our consolidation of Clear Media, which we began consolidating in July 2005. Also contributing to the increase was approximately $25.9 million from growth in street furniture revenue and $11.9 million related to movements in foreign exchange, partially offset by a decline in billboard revenue for 2006 as compared to 2005.

Direct operating expenses increased $65.2 million during 2006 as compared to 2005. The increase was primarily attributable to $18.0 million during the first six months of 2006 related to our consolidation of Clear Media, as well as an increase in site lease expenses of approximately $37.7 million and approximately $7.7 million related to movements in foreign exchange. Also included in the increase was $0.9 million related to the adoption of FAS 123(R). Our SG&A expenses declined $11.9 million primarily attributable a $9.8 million reduction recorded in 2006 as the result of a favorable settlement of a legal proceeding as well as $26.6 million related to restructuring our businesses in France recorded in the third quarter of 2005. Partially offsetting this decline was $9.5 million from our consolidation of Clear Media and $2.9 from movements in foreign exchange.

Depreciation and amortization increased $8.7 million in 2006 as compared to 2005. The increase is primarily attributable to the consolidation of Clear Media.

Reconciliation of Segment Operating Income (Loss)

(In thousands)	Year Ended December 31,
	2007	2006	2005
Americas	$478,194	$420,695	$358,555
International	131,320	67,460	22,783
Corporate	(66,080)	(65,542)	(61,096)
Gain on disposition of assets – net	11,824	22,846	3,488

Consolidated and combined operating income	$555,258	$445,459	$323,730

FINANCIAL CONDITION AND LIQUIDITY

Clear Channel Communications’ Agreement and Plan of Merger

Clear Channel Communications’ capitalization, liquidity and capital resources will change substantially if their Agreement and Plan of Merger is consummated. Upon the closing of the merger, Clear Channel Communications will be highly leveraged. A deterioration in the financial condition of Clear Channel Communications could increase our borrowing costs or impair our access to the capital markets because of our reliance on Clear Channel Communications for availability under its revolving credit facility. If the merger is consummated we may no longer be able to access Clear Channel Communications’ revolving credit facility, in which event we may enter into a new credit facility. Under our Master Agreement with Clear Channel Communications and the $2.5 billion note payable to Clear Channel Communications, we are limited in our borrowing from third parties to no more than $400.0 million. We expect the interest rate associated with a new facility would be greater than the rate we currently are charged. In addition, the interest rate we pay on our $2.5 billion promissory note is based on the weighted average cost of debt for Clear Channel Communications which we expect to increase if the proposed merger transaction is consummated. If that cost increases, whether as a result of the consummation of the merger or a deterioration in the financial condition of Clear Channel Communications, our borrowing costs also will increase. To the extent we cannot pass on our increased borrowing costs to our clients, our profitability, and potentially our ability to raise capital, could be materially affected.

Also, so long as Clear Channel Communications maintains a significant interest in us, pursuant to the Master Agreement between Clear Channel Communications and us, Clear Channel Communications will have the ability to limit our ability to incur debt or issue equity securities, which could adversely affect our ability to meet our liquidity needs.

Cash Flows

The following table summarizes our historical cash flows:

(In thousands)	Year Ended December 31,
	2007	2006	2005
Cash provided by (used in):
Operating activities	$694,430	$538,541	$510,088
Investing activities	$(356,368)	$(489,010)	$(361,371)
Financing activities	$(305,751)	$(53,165)	$(77,550)

Operating Activities

2007

Net cash flow from operating activities of $694.4 million for 2007 primarily reflects net income of $246.0 million and depreciation and amortization of $399.5 million. Net cash flows from operating activities also reflects an increase of $137.3 million in accounts receivable as a result of the increase in revenue and an increase of $93.4 million in accounts payable, accrued expenses and other liabilities.

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

Investing Activities

2007

Net cash used in investing activities of $356.4 million for 2007 is primarily related to capital expenditures of $275.7 million related to purchases of property, plant and equipment and $69.1 million related to acquisitions of operating assets.

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

Financing Activities

2007

Net cash used in financing activities of $305.8 million for 2007 is primarily related to the net transfer of cash to Clear Channel Communications of $302.9 million.

2006

Net cash used in financing activities of $53.2 million for 2006 principally reflects net reductions in debt of $59.7 million.

2005

Net cash used in financing activities was $77.6 million for the year ended December 31, 2005. Included in cash flow from financing activities are changes in the “Due from Clear Channel Communications” account which relates to cash transfers between our Americas operations and Clear Channel Communications. For the year ended December 31, 2005, we had a net transfer of cash to Clear Channel Communications of approximately $70.0 million. Also included in cash used in financing activities is the $600.6 million in proceeds received from the IPO which was used, along with the balance outstanding in the “Due from Clear Channel Communications” account, to pay off a portion of the $1.4 billion and $73.0 million intercompany notes with Clear Channel Communications.

Anticipated Cash Requirements

We expect to fund anticipated cash requirements (including payments of principal and interest on outstanding indebtedness and commitments, acquisitions and anticipated capital expenditures) for the foreseeable future with cash flows from operations, borrowing under the cash management note with Clear Channel Communications, and various externally generated funds.

LIQUIDITY

SOURCES OF CAPITAL

As of December 31, 2007 and 2006, we had the following debt outstanding, cash and cash equivalents and amounts due to and due from Clear Channel Communications:

(In millions)	Year Ended December 31,
	2007	2006
Bank credit facility	$80.0	$23.5
Debt with Clear Channel Communications	2,500.0	2,500.0
Other long-term debt	102.0	160.7
Due to Clear Channel Communications	—	4.2

Total debt	2,682.0	2,688.4
Less: Cash and cash equivalents	134.9	105.4
Less: Due from Clear Channel Communications	265.4	—

	$2,281.7	$2,583.0

Bank Credit Facility

In addition to net cash flows from operations, another source of liquidity is through borrowings under a $150.0 million sub-limit included in Clear Channel Communications’ five-year, multicurrency $1.75 billion revolving credit facility. Certain of our International subsidiaries may borrow under the sub-limit to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. The interest rate on outstanding balances under the credit facility is based upon LIBOR or, for Euro denominated borrowings, EURIBOR, plus, in each case, a margin. At December 31, 2007 and February 13, 2008, the outstanding balance on the sub-limit was approximately $80.0 million, and approximately $70.0 million was available for future borrowings, with the entire balance to be paid on July 12, 2009. At December 31, 2007, the interest rate on borrowings under this credit facility was 5.0%.

Debt with Clear Channel Communications

As part of the day-to-day cash management services provided by Clear Channel Communications, we maintain accounts that represent net amounts, up to a maximum of $1.0 billion, due to or from Clear Channel Communications, which is recorded as “Due from Clear Channel Communications” or “Due to Clear Channel Communications” on the consolidated balance sheets. The accounts represent the revolving promissory note issued by us to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to us. The accounts accrue interest pursuant to the Master Agreement based upon LIBOR plus a margin and are generally payable on demand. Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, we maintain collection bank accounts swept daily by Clear Channel Communications. In return, Clear Channel Communications funds our controlled disbursement accounts as checks or electronic payments are presented for payment. At December 31, 2007, the balance of $265.4 million was a receivable recorded in “Due from Clear Channel Communications” on the consolidated balance sheet. At December 31, 2006, the balance of $4.2 million was a liability recorded in “Due to Clear Channel Communications” on the consolidated balance sheet. The net interest income for the years ended December 31, 2007, 2006 and 2005 was $3.7 million, $0.4 million and $0.1 million, respectively. At December 31, 2007, the interest rate on the “Due from Clear Channel Communications” account was 2.9%.

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

On August 2, 2005, we distributed a note in the original principal amount of $2.5 billion to Clear Channel Communications as a dividend. This note matures on August 2, 2010 and may be prepaid in whole or in part at any time. The note accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. This note is mandatorily payable upon a change of control of us and, subject to certain exceptions, all proceeds from debt or equity raised by us must be used to prepay such note. At December 31, 2007, the interest rate on the $2.5 billion note was 6.0%.

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

As long as Clear Channel Communications maintains a significant interest in us, pursuant to the Master Agreement between Clear Channel Communications and us, Clear Channel Communications will have the ability to limit our ability to incur debt or issue equity securities, which could adversely affect our ability to meet our liquidity needs. In addition, the $2.5 billion note requires us to prepay it in full upon a change of control (as defined in the note), and, upon our issuances of equity and incurrence of debt, subject to certain exceptions, to prepay the note in the amount of net proceeds received from such events. Under the Master Agreement with Clear Channel Communications and the $2.5 billion note, we are limited in our borrowing from third parties to no more than $400.0 million.

Other long-term debt

Other long-term debt consists primarily of loans with international banks and other types of debt. At December 31, 2007, approximately $102.0 million was outstanding as other long-term debt.

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

The significant covenants contained in the Clear Channel Communications $1.75 billion revolving credit facility relate to leverage and interest coverage (as defined in the credit facility). The leverage ratio covenant requires Clear Channel Communications to maintain a ratio of consolidated funded indebtedness to operating cash flow (as defined by the credit facility) of less than 5.25x. The interest coverage covenant requires Clear Channel

Communications to maintain a minimum ratio of operating cash flow to interest expense (as defined by the credit facility) of 2.50x. At December 31, 2007, Clear Channel Communications’ leverage and interest coverage ratios were 3.0x and 5.1x.

There are no significant covenants or events of default contained in the cash management note issued by Clear Channel Communications to us or the cash management note issued by us to Clear Channel Communications.

At December 31, 2007, we and Clear Channel Communications were in compliance with all debt covenants.

USES OF CAPITAL

Acquisitions

During the year ended December 31, 2007, our Americas segment paid $39.5 million in cash, primarily to acquire display faces in the United States. In addition, our International segment paid $29.6 million, primarily related to the acquisition of an outdoor advertising business in Romania, additional equity interests in outdoor companies and the acquisition of advertising structures.

Capital Expenditures

Our capital expenditures have consisted of the following:

(In millions)	Year Ended December 31,
	2007	2006	2005
Non-revenue producing	$81.4	$80.0	$78.1
Revenue producing	194.3	153.9	130.1

Total capital expenditures	$275.7	$233.9	$208.2

We define non-revenue producing capital expenditures as those expenditures required on a recurring basis. Revenue producing capital expenditures are discretionary capital investments for new revenue streams, similar to an acquisition. Capital expenditures increased $41.8 million in 2007 as compared to 2006 primarily due to the installation of digital displays in various markets across the United States. Capital expenditures increased $25.7 million in 2006 as compared to 2005. The consolidation of Clear Media in 2005 contributed $13.7 million to the increase.

Part of our long-term strategy is to pursue the technology of electronic displays, including flat screens, LCDs and LEDs, as alternatives to traditional methods of displaying our clients’ advertisements. We are currently installing these technologies in certain markets. We believe cash flow from operations will be sufficient to fund these expenditures because we expect enhanced margins through: (i) lower cost of production as the advertisements will be digital and controlled by a central computer network, (ii) decreased down time on displays because the advertisements will be digitally changed rather than manually posted paper or vinyl on the face of the display, and (iii) incremental revenue through more targeted and time specific advertisements.

Commitments, Contingencies and Guarantees

Our short and long term cash requirements include minimum annual guarantees for our street furniture contracts and operating leases. Minimum annual guarantees and operating lease requirements are included in our direct operating expenses, which historically have been satisfied by cash flows from operations. For 2008, we are committed to $480.1 million and $270.3 million for minimum annual guarantees and operating leases, respectively. Our long-term commitments for minimum annual guarantees, operating leases and capital expenditure requirements are included in “Contractual and Other Obligations,” below.

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

The scheduled maturities of our credit facility, other long-term debt outstanding, future minimum rental commitments under noncancelable lease agreements, minimum payments under other noncancelable contracts, minimum annual guarantees, capital expenditures commitments and other long-term obligations as of December 31, 2007, are as follows:

(In thousands)	Payments Due by Period
	Total	2008	2009-2010	2011-2012	2013 and Thereafter
Long-term Debt
Revolving credit facility	$80,000	$—	$80,000	$—	$—
Debt with Clear Channel Communications	2,500,000	—	2,500,000	—	—
Other long-term debt	102,021	87,099	11,972	2,250	700
Interest payments on long-term debt(1)	406,389	155,346	250,999	44	—

Minimum annual guarantees	2,450,067	480,107	679,624	542,374	747,962
Noncancelable operating leases	1,984,319	270,283	447,318	327,652	939,066
Capital expenditure commitments	159,573	106,187	45,930	7,224	232
Noncancelable contracts	9,718	5,395	4,286	37	—
Other long-term obligations(2)	113,010	—	1,659	1,427	109,924

Total (3)	$7,805,097	$1,104,417	$4,021,788	$881,008	$1,797,884

(1)	Interest payments on long-term debt consist primarily of interest on our $2.5 billion variable rate note to Clear Channel Communications which is estimated using the interest rate as of December 31, 2007, of 6.0%. The debt with Clear Channel Communications accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. At December 31, 2007, 20% of Clear Channel Communications’ debt was variable based on market interest rates. Each 50 basis point increase or decrease in interest rates would increase or decrease our interest expense and cash outlay for each year by approximately $3.1 million. This potential increase or decrease is based on the simplified assumption that the level of floating rate debt remains constant with an immediate across-the-board increase or decrease as of December 31, 2007, with no subsequent change in rates for the remainder of the period. This potential increase or decrease does not include any adjustment for a change in the fixed rate debt of Clear Channel Communications, which currently constitutes 80% of its total debt. The weighted average cost of debt of Clear Channel Communications is likely to increase in the event of the consummation of the currently pending merger which would increase our interest expense on our $2.5 billion of debt with Clear Channel Communications.
(2)

Other long-term obligations consist of $70.5 million related to asset retirement obligations, recorded pursuant to Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which assumes the underlying assets will be removed at some period over the next 50 years. Also included in the table is $34.6 million related to retirement plans and $7.9 million related to other long-term obligations with a specific maturity.

(3)	Excluded from the table is $107.8 million related to various obligations with no specific contractual commitment or maturity, $60.8 million of which relates to unrecognized tax benefits recorded pursuant to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

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

Interest Rate Risk

We had approximately $2.7 billion total debt outstanding as of December 31, 2007, $2.5 billion of which is debt with Clear Channel Communications, $153.3 million is variable based on market interest rates and the remainder is fixed rate debt. The debt with Clear Channel Communications accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. At December 31, 2007, 20% of Clear Channel Communications’ debt was variable based on market interest rates. Each 50 basis point increase or decrease in interest rates would increase or decrease our interest expense and cash outlay for the year ended December 31, 2007, by approximately $3.1 million. This potential increase or decrease is based on the simplified assumption that the level of floating rate debt remains constant with an immediate across-the-board increase or decrease as of December 31, 2007, with no subsequent change in rates for the remainder of the period. This potential increase or decrease does not include any adjustment for a change in the fixed rate debt of Clear Channel Communications, which currently constitutes 80% of its total debt. The cost of Clear Channel Communications’ fixed rate debt is likely to increase in the event of the consummation of the currently pending merger which would increase our interest expense on our $2.5 billion of debt with Clear Channel Communications.

Foreign Currency Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies, except in the hyperinflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported net income of $83.6 million for the year ended December 31, 2007. We estimate a 10% change in the value of the U.S. dollar relative to foreign currencies would have changed our net income for the year ended December 31, 2007, by approximately $8.4 million.

This analysis does not consider the implication such currency fluctuations could have on the overall economic activity that could exist in such an environment in the United States or the foreign countries or on the results of operations of these foreign entities.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Statement 157 does not expand the use of fair value in any new circumstances. Companies will need to apply the recognition and disclosure provisions of

Statement 157 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually effective January 1, 2008. The effective date in Statement 157 is delayed for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of Statement 157 are certain leasing transactions accounted for under FAS 13, Accounting for Leases. The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of Statement 157. We are currently evaluating the impact of adopting FAS 157 on our financial position or results of operations.

Statement of Financial Accounting Standards No. 141(R), Business Combinations (“Statement 141(R)”), was issued in December 2007. Statement 141(R) requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. Statement 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. Statement 141(R) amends Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. Statement 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. We expect to adopt Statement 141(R) on January 1, 2009. Statement 141(R)’s impact on accounting for business combinations is dependent upon acquisitions at that time.

Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“Statement 159”), was issued in February 2007. Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Statement 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Statement 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Statement 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We adopted Statement 159 on January 1, 2008 and do not anticipate adoption to materially impact our financial position or results of operations.

Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“Statement 160”), was issued in December 2007. Statement 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under Statement 160 noncontrolling interests are considered equity and should be reported as an element of consolidated equity, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests, and increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. Statement 160 is effective for the first annual reporting period beginning on or after December 15, 2008, and earlier application is prohibited. Statement 160 is required to be adopted prospectively, except for reclassify noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. We expect to adopt Statement 160 on January 1, 2009 and are currently assessing the potential impact that the adoption could have on our financial statements.

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

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. For all other customers, we recognize reserves for bad debt based on historical experience of bad debts as a percentage of revenue for each business unit, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions.

If our agings were to improve or deteriorate resulting in a 10% change in our allowance, we estimated our bad debt expense for the year ended December 31, 2007, would have changed by approximately $3.0 million and our net income for the same period would have changed by approximately $1.8 million.

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

Using the impairment review described, we found no impairment change required for the year ended December 31, 2007. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results of operations.

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

The income approach we use for valuing goodwill involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate. Terminal values are also estimated and discounted to their present value. In accordance with Financial Accounting Standards Statement 142, Goodwill and Other Intangible Assets, or Statement 142, we performed our annual impairment tests as of October 1, 2005, 2006 and 2007 on goodwill. No impairment charges resulted from these tests. We may incur impairment charges in future periods under Statement 142 to the extent we do not achieve our expected cash flow growth rates, and to the extent market values decrease and long-term interest rates increase.

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

Our key assumptions using the direct method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry normalized information representing an average permit within a market. Our annual impairment test was performed as of October 1, 2007, which resulted in no impairment. If actual results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future.

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

Due to the high rate of lease renewals over a long period of time, our calculation assumes all related assets will be removed at some period over the next 50 years. An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk-adjusted credit rate for the same period. If our assumption of the risk-adjusted credit rate used to discount current year additions to the asset retirement obligation decreased approximately 1%, our liability as of December 31, 2007, would increase approximately $1.5 million. Similarly, if our assumption of the risk-adjusted credit rate increased approximately 1%, our liability would decrease approximately $1.4 million.

Stock Based Compensation

We adopted FAS 123(R), Share-Based Payment on January 1, 2006, using the modified-prospective-transition method. Under the fair value recognition provisions of this statement, stock based compensation cost is measured at the grant date based on the value of the award and is recognized as expense on a straight-line basis over the vesting period. Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors. If actual results differ significantly from these estimates, our results of operations could be materially impacted.

Tax Accruals

The IRS and other taxing authorities routinely examine our tax returns we file as part of the consolidated income tax returns filed by Clear Channel Communications. From time to time, the IRS challenges certain of our tax positions. We believe our tax positions comply with applicable tax law and we would vigorously defend these positions if challenged. The final disposition of any positions challenged by the IRS could require us to make additional tax payments. We believe that we have adequately accrued for any foreseeable payments resulting from tax examinations and consequently do not anticipate any material impact upon their ultimate resolution.

Our estimates of income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note J to our financial statements and reflect our assessment of actual future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and probability of these estimates. Actual income taxes could vary from these estimates due to future changes in income tax law or results from the final review of our tax returns by federal, state or foreign tax authorities.

We have considered these potential changes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, which requires us to record reserves for estimates of probable settlements of federal and state audits. We adopted FIN 48 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. FIN 48 prescribes a recognition threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return. The adoption of FIN 48 resulted in an increase of $8.1 million to the January 1, 2007 balance of retained earnings, a decrease of $6.0 million in liabilities for unrecognized tax benefits and an increase of $27.2 million in deferred tax assets.

Inflation

Inflation has affected our performance in terms of higher costs for wages, salaries and equipment. Although the exact impact of inflation is indeterminable, we believe we have offset these higher costs by increasing the effective advertising rates of most of our display faces.

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
Chief Financial Officer

/s/ Herbert W. Hill, Jr.
Senior Vice President/Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

THE BOARD OF DIRECTORS AND SHAREHOLDERS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

We have audited the accompanying consolidated balance sheets of Clear Channel Outdoor Holdings, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated and combined statements of operations, shareholders’/owner’s equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index as Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clear Channel Outdoor Holdings, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated and combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note J to the consolidated financial statements, in 2007 the Company changed its method of accounting for income taxes.

As discussed in Note A to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2008 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

San Antonio, Texas

February 14, 2008

CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

	Year Ended December 31,
	2007	2006
Current Assets
Cash and cash equivalents	$134,897	$105,395
Accounts receivable, less allowance of $29,741 in 2007 and $24,827 in 2006	927,694	798,980
Due from Clear Channel Communications	265,448	—
Prepaid expenses	85,519	91,256
Other current assets	193,549	194,284

Total Current Assets	1,607,107	1,189,915

Property, Plant And Equipment
Land, buildings and improvements	368,321	343,690
Structures	3,901,940	3,601,653
Furniture and other equipment	258,536	238,340
Construction in progress	74,553	60,332

	4,603,350	4,244,015
Less accumulated depreciation	2,359,242	2,052,176

	2,244,108	2,191,839
Intangible Assets
Definite-lived intangibles, net	254,487	292,426
Indefinite-lived intangibles – permits	251,095	260,949
Goodwill	1,162,589	1,092,927

Other Assets
Notes receivable	3,426	3,192
Investments in, and advances to, nonconsolidated affiliates	108,007	97,352
Deferred tax asset	186,167	199,918
Other assets	118,618	93,373

Total Assets	$5,935,604	$5,421,891

See Notes to Consolidated and Combined Financial Statements

LIABILITIES AND SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Year Ended December 31,
	2007	2006
Current Liabilities
Accounts payable	$138,290	$121,578
Accrued expenses	536,022	494,744
Due to Clear Channel Communications	—	4,190
Accrued interest	1,074	3,621
Accrued income taxes	33,154	31,259
Deferred income	121,558	96,421
Current portion of long-term debt	87,099	86,293
Deferred tax liabilities	4,095	3,403

Total Current Liabilities	921,292	841,509

Long-term debt	94,922	97,883
Debt with Clear Channel Communications	2,500,000	2,500,000
Other long-term liabilities	220,796	214,220

Minority interest	215,864	181,901
Commitments and contingent liabilities (Note H)

Shareholders’ Equity
Preferred stock, $.01 par value, 150,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value, 750,000,000 shares authorized, 40,494,873 and 39,565,191 shares issued in 2007 and 2006, respectively	405	396
Class B common stock, $.01 par value, 600,000,000 shares authorized, 315,000,000 shares issued and outstanding	3,150	3,150
Additional paid-in capital	1,304,359	1,279,079
Retained earnings	427,391	173,277
Accumulated other comprehensive income	247,478	130,476
Cost of shares (1,857 in 2007) held in treasury	(53)	—

Total Shareholders’ Equity	1,982,730	1,586,378

Total Liabilities and Shareholders’ Equity	$5,935,604	$5,421,891

See Notes to Consolidated and Combined Financial Statements

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenue	$3,281,836	$2,897,721	$2,666,078
Operating expenses:
Direct operating expenses (includes share-based payments of $6,951, $4,328 and $846 in 2007, 2006 and 2005, respectively, and excludes depreciation and amortization)	1,734,845	1,514,842	1,405,758
Selling, general and administrative expenses (includes share-based payments of $2,682, $1,683 and $0 in 2007, 2006 and 2005, respectively, and excludes depreciation and amortization)	537,994	486,994	478,343
Depreciation and amortization	399,483	407,730	400,639
Corporate expenses (includes share-based payments of $538, $88 and $0 in 2007, 2006 and 2005, respectively, and excludes depreciation and amortization)	66,080	65,542	61,096
Gain on disposition of assets— net	11,824	22,846	3,488

Operating income	555,258	445,459	323,730

Interest expense on debt with Clear Channel Communications	151,363	153,500	182,667
Interest expense	6,518	9,083	15,687
Equity in earnings of nonconsolidated affiliates	4,402	7,460	9,844
Other income (expense)— net	10,113	331	(12,291)

Income before income taxes and minority interest	411,892	290,667	122,929
Income tax (expense) benefit:
Current	(111,726)	(82,553)	(51,173)
Deferred	(34,915)	(39,527)	5,689

Income tax (expense) benefit	(146,641)	(122,080)	(45,484)
Minority interest expense— net	19,261	15,515	15,872

Net income	245,990	153,072	61,573

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	117,002	133,383	(76,315)

Comprehensive income (loss)	$362,992	$286,455	$(14,742)

Net income per common share:
Basic	$.69	$.43	$.19

Weighted average common shares outstanding— Basic	354,838	352,155	319,890
Diluted	$.69	$.43	$.19

Weighted average common shares outstanding— Diluted	355,806	352,262	319,921

See Notes to Consolidated and Combined Financial Statements

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS’/OWNER’S EQUITY

(In thousands, except share data)

	Class A Common Shares Issued	Class B Common Shares Issued	Common Stock	Owner’s Net Investment	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total
Balances at December 31, 2004	—	—	$—	$6,679,664	$—	$(4,250,222)	$300,211	$—	$2,729,653
Net income, pre IPO						41,368			41,368
Currency translation adjustment, pre IPO							(78,787)		(78,787)
Dividend to Clear Channel Communications				(2,500,000)					(2,500,000)
Contribution		315,000,000	3,150	(4,179,664)	189,084	4,208,854	(221,424)		—
Distribution from Clear Channel Communications					393,717				393,717
IPO proceeds, net of offering costs	35,000,000		350		600,292				600,642
Net income, post IPO						20,205			20,205
Currency translation adjustment, post IPO							2,472		2,472
Exercise of stock options and other	236,819		2		12				14
Share-based payments					153				153

Balances at December 31, 2005	35,236,819	315,000,000	3,502	—	1,183,258	20,205	2,472	—	1,209,437
Common stock issued for a business acquisition	4,249,990		43		89,037				89,080
Net income						153,072			153,072
Currency translation adjustment and other							128,004		128,004
Exercise of stock options and other	78,382		1		1,488				1,489
Share-based payments					5,296				5,296

Balances at December 31, 2006	39,565,191	315,000,000	3,546	—	1,279,079	173,277	130,476	—	1,586,378
Cumulative effect of FIN 48 adoption						8,124			8,124
Common stock issued for a business acquisition	191,287		2		5,084				5,086
Net income						245,990			245,990
Currency translation adjustment and other							117,002		117,002
Exercise of stock options and other	738,395		7		10,826			(53)	10,780
Share-based payments					9,370				9,370

Balances at December 31, 2007	40,494,873	315,000,000	$3,555	$—	$1,304,359	$427,391	$247,478	$(53)	$1,982,730

See Notes to Consolidated and Combined Financial Statements

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows provided by (used in) operating activities:
Net income	$245,990	$153,072	$61,573

Reconciling items:
Depreciation	346,298	322,208	311,376
Amortization	53,185	85,522	89,263
Deferred taxes	34,915	39,527	(5,689)
Share-based compensation	9,370	5,296	153
Provision for doubtful accounts	10,525	8,571	11,583
(Gain) loss on sale of operating and fixed assets	(11,824)	(22,846)	5,513
Equity in earnings of nonconsolidated affiliates	(4,402)	(7,460)	(9,844)
Minority interest expense – net	19,261	15,515	15,872
Increase (decrease) other, net	2,314	(6,137)	(153)
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	(137,341)	(101,340)	(22,217)
Decrease (increase) in prepaid expenses	5,737	(20,797)	(10,859)
Decrease (increase) in other current assets	1,247	(9,443)	59,214
Increase (decrease) in accounts payable, accrued expenses and other liabilities	93,383	65,381	(13,300)
Increase (decrease) in accrued interest	(2,535)	1,154	1,908
Increase (decrease) in deferred income	25,840	(2,493)	(12,512)
Increase (decrease) in accrued income taxes	2,467	12,811	28,207

Net cash provided by operating activities	694,430	538,541	510,088

	Year Ended December 31,
	2007	2006	2005
Cash flows provided by (used in) investing activities:
Decrease (increase) in notes receivable, net	(234)	2,366	420
Decrease (increase) in investments in, and advances to nonconsolidated affiliates – net	962	7,292	951
Purchase of other investments	(659)	—	(99)
Purchases of property, plant and equipment	(275,690)	(233,882)	(208,156)
Proceeds from disposal of assets	17,321	15,451	920
Acquisition of operating assets, net of cash acquired	(69,059)	(242,418)	(99,605)
Decrease (increase) in other – net	(29,009)	(37,819)	(55,802)

Net cash used in investing activities	(356,368)	(489,010)	(361,371)

Cash flows provided by (used in) financing activities:
Draws on credit facilities	106,772	118,867	108,601
Payments on credit facilities	(76,614)	(100,076)	(113,193)
Proceeds from long-term debt	22,483	37,235	—
Payments on long-term debt	(66,290)	(115,694)	(3,118)
Payments on long-term debt with Clear Channel Communications	—	—	(600,642)
Net transfers (to) from Clear Channel Communications	(302,882)	4,327	(70,006)
Proceeds from exercise of stock options	10,780	2,176	166
Proceeds from initial public offering	—	—	600,642

Net cash used in financing activities	(305,751)	(53,165)	(77,550)

Effect of exchange rate changes on cash	(2,809)	385	(471)

Net increase (decrease) in cash and cash equivalents	29,502	(3,249)	70,696

Cash and cash equivalents at beginning of year	105,395	108,644	37,948

Cash and cash equivalents at end of year	$134,897	$105,395	$108,644

Supplemental disclosure:
Cash paid during the year for interest	$165,730	$165,764	$195,350
Cash paid during the year for taxes	$43,003	$52,479	$38,493

See Notes to Consolidated and Combined Financial Statements

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Clear Channel Outdoor Holdings, Inc. (the “Company”) is an outdoor advertising company which owns or operates advertising display faces domestically and internationally. Prior to November 11, 2005, the Company was a wholly-owned subsidiary of Clear Channel Communications, Inc. (“Clear Channel Communications”), a diversified media company with operations in radio broadcasting and outdoor advertising. In preparation for the initial public offering (“IPO”), Clear Channel Communications and its subsidiaries contributed and transferred to the Company all of the assets and liabilities of the outdoor advertising businesses (the “Contribution”). The net assets were transferred at Clear Channel Communications’ historical cost basis. The Company completed the Contribution just prior to the IPO, which was effective on November 11, 2005. Pursuant to the IPO registration statement on Form S-1, the Company sold 35.0 million shares of its Class A common stock at a price of $18.00 per share, for net proceeds of $600.6 million after deducting underwriting discounts and offering expenses. Clear Channel Communications holds all of the 315.0 million Class B shares of common stock outstanding, representing approximately 89% of the shares outstanding and approximately 99% of the voting power. The holders of Class A common stock and Class B common stock have identical rights, except holders of Class A common stock are entitled to 1 vote per share while holders of Class B common stock are entitled to 20 votes per share. The Class B shares of common stock are convertible, at the option of the holder at any time or upon any transfer, into shares of Class A common stock on a one-for-one basis, subject to certain limited exceptions.

Nature of Business

The Company operates in the outdoor advertising industry by selling advertising on billboards, street furniture displays, transit displays and other advertising displays. The Company has two reportable business segments: Americas and International. The Americas segment primarily includes operations in the United States, Canada and Latin America; and the International segment includes operations in Europe, Asia, Africa and Australia.

Principles of Consolidation and Combination

The combined financial statements include amounts prior to the IPO derived from Clear Channel Communications’ consolidated financial statements using the historical results of operations and bases of the assets and liabilities of Clear Channel Communications’ outdoor advertising businesses and give effect to allocations of expenses from Clear Channel Communications. These allocations were made on a specifically identifiable basis or using relative percentages of headcount or other methods management considered to be a reasonable reflection of the utilization of services provided. The Company’s historical financial data may not be indicative of its future performance nor will such data reflect what its financial position and results of operations would have been had it operated as an independent publicly traded company during all of 2005. Significant intercompany accounts have been eliminated in consolidation. Investments in nonconsolidated affiliates are accounted for using the equity method of accounting.

Certain Reclassifications

The Company has reclassified certain selling, general and administrative expenses to direct operating expenses in 2006 and 2005 to conform to current year presentation.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Allowance for Doubtful Accounts

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, it recognizes reserves for bad debt based on historical experience of bad debts as a percent of revenue for each business unit, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions. The Company believes the credit risk with respect to trade receivables is limited due to the large number and the geographic diversification of its customers.

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

Purchase Accounting

The Company accounts for its business acquisitions under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying identifiable net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. In addition, reserves have been established on the Company’s balance sheet related to acquired liabilities and qualifying restructuring costs and contingencies based on assumptions made at the time of acquisition. The Company evaluates these reserves on a regular basis to determine the adequacies of the amounts. Various acquisition agreements may include contingent purchase consideration based on performance requirements of the investee. The Company accrues these payments under the guidance in Emerging Issues Task Force (“EITF”) issue 95-8: Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, after the contingencies have been resolved.

Asset Retirement Obligation

Statement of Financial Accounting Standards (“FAS”) No. 143, Accounting for Asset Retirement Obligations, requires the Company to estimate its obligation upon the termination or non-renewal of a lease to dismantle and remove its advertising structures from the leased land and to reclaim the site to its original condition. The Company’s asset retirement obligation is reported in “Other long-term liabilities.” The Company records the present value of obligations associated with the retirement of its advertising structures in the period in which the obligation is incurred. The liability is capitalized as part of the related advertising structures carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset.

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

Intangible Assets

The Company classifies intangible assets as definite-lived, indefinite-lived, or goodwill. Definite-lived intangibles include primarily transit and street furniture contracts and other contractual rights, all of which are amortized over the shorter or either the respective lives of the agreements or over the period of time the assets are expected to contribute to the Company’s future cash flows, typically 5 to 15 years. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived assets. These assets are stated at cost. Indefinite-lived intangibles include billboard permits. The excess cost over fair value of net assets acquired is classified as goodwill. The indefinite-lived intangibles and goodwill are not subject to amortization, but are tested for impairment at least annually.

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

The Company performs its annual impairment test for its permits using a direct valuation technique as prescribed by the EITF Topic D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill (“D-108”). Certain assumptions are used under the Company’s direct valuation technique, including market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up cost and losses incurred during the build-up period, the risk adjusted discount rate and terminal values. The Company utilizes Mesirow Financial Consulting, LLC, a third party valuation firm, to assist the Company in the development of these assumptions and the Company’s determination of the fair value of its permits. Impairment charges are recorded in depreciation and amortization expense on the statement of operations.

At least annually, the Company performs its impairment test for each reporting unit’s goodwill using a discounted cash flow model to determine if the carrying value of the reporting unit, including goodwill, is less than the fair value of the reporting unit. The Company identified its reporting units under the guidance in FAS No. 142, Goodwill and Other Intangible Assets (“Statement 142”) and EITF Topic D-101, Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142. The Company’s reporting unit for Americas is the reportable segment. The Company determined that each country in its International segment constitutes a reporting unit and therefore tests goodwill for impairment at the country level. Certain assumptions are used in determining the fair value, including assumptions about future cash flows, discount rates, and terminal values. If the fair value of the Company’s reporting unit is less than the carrying value of the reporting unit, the Company reduces the carrying amount of goodwill. Impairment charges are recorded in depreciation and amortization expense on the statement of operations.

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

Financial Instruments

Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at December 31, 2007 and 2006. Additionally, as predominantly all of the Company’s debt is not publicly traded, the carrying amounts of long-term debt approximated their fair values at December 31, 2007 and 2006.

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

Stock Based Compensation

Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations, as permitted by FAS No. 123, Accounting for Stock Based Compensation (“Statement 123”). Under that method, when options were granted with a strike price equal to or greater than market price on date of issuance, there was no impact on earnings either on the date of grant or thereafter, absent certain modifications to the options. The Company adopted FAS No. 123(R), Share-Based Payment (“Statement 123(R)”), on January 1, 2006, using the modified-prospective-transition method. Under the fair value recognition provisions of this statement, stock based compensation cost is measured at the grant date based on the value of the award and is recognized as expense on a straight-line basis over the vesting period. Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors. If actual results differ significantly from these estimates, our results of operations could be materially impacted.

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

Advertising Expense

The Company records advertising expense as it is incurred. Advertising expenses of $14.8 million, $10.4 million and $16.1 million were recorded during the years ended December 31, 2007, 2006 and 2005, respectively, as a component of selling, general and administrative expenses.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Statement 157 does not expand the use of fair value in any new circumstances. Companies will need to apply the recognition and disclosure provisions of Statement 157 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually effective January 1, 2008. The effective date in Statement 157 is delayed for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Excluded from the scope of Statement 157 are certain leasing transactions accounted for under FAS 13, Accounting for Leases. The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of Statement 157. The Company is currently evaluating the impact of adopting FAS 157 on its financial position or results of operations.

FAS 141(R), Business Combinations (“Statement 141(R)”), was issued in December 2007. Statement 141(R) requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. Statement 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. Statement 141(R) amends Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. Statement 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The Company expects to adopt Statement 141(R) on January 1, 2009. Statement 141(R)’s impact on accounting for business combinations is dependent upon acquisitions at that time.

FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“Statement 159”), was issued in February 2007. Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Statement 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Statement 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Statement 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FAS 157, Fair Value Measurements, and FAS 107, Disclosures about Fair Value of Financial Instruments. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company will adopt Statement 159 on January 1, 2008, and does not anticipate adoption to materially impact its financial position or results of operations.

FAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“Statement 160”), was issued in December 2007. Statement 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under Statement 160 noncontrolling interests are considered equity and should be reported as an element of consolidated equity, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests, and increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. Statement 160 is effective for the first annual reporting period beginning on or after December 15, 2008, and earlier application is prohibited. Statement 160 is required to be adopted prospectively, except for reclassify noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. The Company expects to adopt Statement 160 on January 1, 2009 and is currently assessing the potential impact that the adoption could have on its financial statements.

Note B — INTANGIBLE ASSETS AND GOODWILL

Definite-lived Intangibles

The Company has definite-lived intangible assets which consist primarily of transit and street furniture contracts and other contractual rights. Definite lived intangible assets are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at December 31, 2007 and 2006:

(In thousands)	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture, and other contractual rights	$867,283	$613,897	$821,364	$530,063
Other	10,719	9,618	41,544	40,419

Total	$878,002	$623,515	$862,908	$570,482

Total amortization expense from definite-lived intangible assets for the years ended December 31, 2007, 2006 and 2005 was $53.2 million, $85.5 million and $89.3 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2008	$48,190
2009	45,479
2010	33,948
2011	25,235
2012	18,342

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

The Company does not amortize its billboard permits. The Company tests these indefinite-lived intangible assets for impairment at least annually using a direct method. This direct method assumes that rather than acquiring indefinite-lived intangible assets as a part of a going concern business, the buyer hypothetically obtains indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flows model which results in value that is directly attributable to the indefinite-lived intangible assets.

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

The carrying amounts for billboard permits at December 31, 2007 and 2006 were $251.1 million and $260.9 million, respectively.

Goodwill

The Company tests goodwill for impairment using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The Company’s reporting unit for Americas is the reportable segment. The Company determined that each country in its International segment constitutes a reporting unit and therefore tests goodwill for impairment at the country level. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the years ended December 31, 2007 and 2006:

(In thousands)	Americas	International	Total
Balance as of December 31, 2005	$405,275	$343,611	$748,886
Acquisitions	249,527	42,222	291,749
Dispositions	(1,913)	—	(1,913)
Foreign currency translation	14,085	40,109	54,194
Adjustments	323	(312)	11

Balance as of December 31, 2006	667,297	425,630	1,092,927
Acquisitions	20,361	13,733	34,094
Foreign currency translation	78	35,430	35,508
Adjustments	600	(540)	60

Balance as of December 31, 2007	$688,336	$474,253	$1,162,589

Included in the Americas’ acquisitions amount above in 2006 is $148.6 million related to the acquisition of Interspace, all of which is expected to be deductible for tax purposes.

Note C — BUSINESS ACQUISITIONS

2007 Acquisitions:

During 2007, the Company’s Americas segment paid $39.5 million in cash, primarily to acquire display faces in the United States. In addition, the Company’s International segment paid $29.6 million, which includes the acquisition of an outdoor advertising business in Romania, additional equity interests in outdoor companies and the acquisition of advertising structures.

2006 Acquisitions:

The Company completed the acquisition of Interspace on July 1, 2006. The acquisition was valued at approximately $207.5 million based on the Company’s common shares issued of $94.2 million, the net cash consideration paid of $88.2 million, which includes subsequent earnouts and working capital settlements and $25.1 million in estimated earnouts to be paid in 2008.

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

Acquisition Summary

The following is a summary of the assets and liabilities acquired and the consideration given for all acquisitions made during 2007 and 2006. Due to the timing of certain acquisitions, the purchase price allocation is preliminary pending completion of third-party appraisals and other fair value analysis of assets and liabilities.

(In thousands)
	2007	2006
Cash	$—	$5,591
Accounts receivable	—	13,665
Property, plant and equipment	29,654	46,401
Permits	13,634	20,963
Definite-lived intangibles	3,014	105,909
Goodwill	34,094	210,077
Other assets	1,453	4,147

	81,849	406,753

Other liabilities	(11,347)	(39,286)
Minority interests	101	5,224
Deferred tax	(1,544)	(7,571)
Common stock issued	—	(89,037)

	(12,790)	(130,670)
Less fair value of assets exchanged	—	28,074

Total cash consideration	69,059	248,009
Less cash received	—	5,591

Net cash paid for acquisitions	$69,059	$242,418

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

Note D — RESTRUCTURING

The following table summarizes the activities related to the Company’s restructuring accruals:

(In thousands)	2007	2006	2005
Balance at January 1	$12,537	$23,221	$6,867
Estimated costs charged to restructuring accrual	—	—	26,576
Adjustments to restructuring accrual	42	1,826	(1,281)
Payments charged against restructuring accrual	(10,134)	(12,510)	(8,941)

Balance at December 31	$2,445	$12,537	$23,221

In the third quarter of 2005, the Company’s International segment restructured its operations in France. As a result, the Company recorded $26.6 million in restructuring costs as a component of selling, general and administrative expenses; $22.5 million was related to severance costs and $4.1 million was related to other costs. During the year ended December 31, 2007, $9.8 million was paid and charged to the France restructuring. As of December 31, 2007, the balance of the France restructuring was $1.3 million, comprised primarily of severance, which is expected to be paid over the next two years.

The Company restructured its operations in Spain during 2004 and France during 2003. The remainders of these accruals were utilized in 2005. In addition, the Company has a restructuring liability related to Clear Channel Communications’ merger with Ackerley in June 2002. At December 31, 2007, the remaining accrual was immaterial.

Note E — INVESTMENTS

The Company’s most significant investments in nonconsolidated affiliates are listed below:

Clear Channel Independent

The Company owns a 50% interest in Clear Channel Independent (“CCI”), formerly known as Corp Comm, a South African outdoor advertising company.

Alessi

The Company owns a 34.3% interest in Alessi, an Italian outdoor advertising company.

Summarized Financial Information

The following table summarizes the Company’s investments in these nonconsolidated affiliates:

(In thousands)	CCI	Alessi	All Others	Total
Balance as of December 31, 2006	$46,150	$27,234	$23,968	$97,352
Acquisition (disposition) of investments	—	—	(46)	(46)
Equity in net earnings (loss)	2,546	(349)	2,205	4,402
Other, net	3,871	(442)	(569)	2,860
Foreign currency translation adjustments	1,644	1,036	759	3,439

Balance as of December 31, 2007	$54,211	$27,479	$26,317	$108,007

The investments in the table above are not consolidated, but are accounted for under the equity method of accounting, whereby the Company records its investments in these entities in the balance sheet as “Investments in, and advances to, nonconsolidated affiliates.” The Company’s interests in their operations are recorded in the statement of operations as “Equity in earnings of nonconsolidated affiliates.” The accumulated undistributed earnings included in retained earnings for these investments were $10.1 million, $7.3 million and $2.7 million as of December 31, 2007, 2006 and 2005, respectively.

Note F — ASSET RETIREMENT OBLIGATION

The Company has an asset retirement obligation of $70.5 million and $59.3 million as of December 31, 2007 and 2006, respectively, which is reported in “Other long-term liabilities.” The liability relates to the Company’s obligation to dismantle and remove its advertising displays from leased land and to reclaim the site to its original condition upon the termination or non-renewal of a lease. The liability is capitalized as part of the related long-lived assets’ carrying value. Due to the high rate of lease renewals over a long period of time, the calculation assumes all related assets will be removed at some period over the next 50 years. An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk adjusted credit rate for the same period.

The following table presents the activity related to the Company’s asset retirement obligation:

(In thousands)	2007	2006
Balance at January 1	$59,280	$49,807
Adjustment due to change in estimate of related costs	8,958	7,581
Accretion of liability	4,236	3,539
Liabilities settled	(1,977)	(1,647)

Balance at December 31	$70,497	$59,280

Note G — LONG-TERM DEBT

Long-term debt at December 31, 2007 and 2006 consisted of the following:

	December 31,
(In thousands)	2007	2006
Debt with Clear Channel Communications	$2,500,000	$2,500,000
Bank credit facility	80,000	23,488
Other long-term debt	102,021	160,688

	2,682,021	2,684,176
Less: current portion	87,099	86,293

Total long-term debt	$2,594,922	$2,597,883

Debt with Clear Channel Communications

On August 2, 2005, the Company distributed a note in the original principal amount of $2.5 billion to Clear Channel Communications as a dividend. This note matures on August 2, 2010, may be prepaid in whole at any time, or in part from time to time. The note accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. This note is mandatorily payable upon a change of control and, subject to certain exceptions, all proceeds from debt or equity raised by the Company must be used to prepay such note. At December 31, 2007, the interest rate on the $2.5 billion note was 6.0%.

Bank Credit Facility

On July 13, 2004, Clear Channel Communications entered into a five-year, multi-currency revolving credit facility in the amount of $1.75 billion. Certain of the Company’s International subsidiaries may borrow under a $150.0 million sub-limit within this $1.75 billion credit facility, to the extent Clear Channel Communications has not already borrowed under this capacity and is in compliance with its covenants under the credit facility. This sub-limit allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provide funds to the Company’s International operations for certain working capital needs. Certain of the Company’s International subsidiary borrowings under this sub-limit are guaranteed by Clear Channel Communications. The interest rate is based upon LIBOR or, in the case of Euro denominated borrowings, EURIBOR, plus a margin. At December 31, 2007, the interest rate on this bank credit facility was 5.0%. At December 31, 2007, the outstanding balance on the $150.0 million sub-limit was $80.0 million and $70.0 million was available for future borrowings, with the entire balance to be repaid on July 12, 2009.

Debt Covenants

The $2.5 billion note requires the Company to comply with various negative covenants, including restrictions on the following activities: incurring consolidated funded indebtedness (as defined in the note), excluding intercompany indebtedness, in a principal amount in excess of $400.0 million at any one time outstanding; creating liens; making investments; entering into sale and leaseback transactions (as defined in the note), which when aggregated with consolidated funded indebtedness secured by liens, will not exceed an amount equal to 10% of the Company’s total consolidated shareholders’ equity (as defined in the note) as shown on its most recently reported annual audited consolidated financial statements; disposing of all or substantially all of the Company’s assets; entering into mergers and consolidations; declaring or making dividends or other distributions; repurchasing its equity; and entering into transactions with its affiliates.

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

Clear Channel Communications’ significant covenants on its $1.75 billion five-year, multi-currency revolving credit facility relate to leverage and interest coverage (as defined in the credit facility). The leverage ratio covenant requires Clear Channel Communications to maintain a ratio of consolidated funded indebtedness to operating cash flow (as defined by the credit facility) of less than 5.25x. The interest coverage covenant requires Clear Channel Communications to maintain a minimum ratio of operating cash flow (as defined by the credit facility) to interest expense of 2.50x. In the event Clear Channel Communications does not meet these covenants, it is considered to be in default on the credit facility at which time the credit facility, including the $150.0 sub-limit utilized by certain of the Company’s International subsidiaries, may become immediately due. At December 31 2007, Clear Channel Communications’ leverage and interest coverage ratios were 3.0x and 5.1x, respectively.

There are no significant covenants or events of default contained in the cash management note issued by Clear Channel Communications to us or the cash management note issued by us to Clear Channel Communications.

At December 31, 2007, the Company and Clear Channel Communications were in compliance with all debt covenants.

Other Debt

Other debt includes various borrowings and capital leases utilized for general operating purposes. Included in the $102.0 million balance at December 31, 2007 is $87.1 million that matures in less than one year.

Debt Maturities

Future maturities of long-term debt at December 31, 2007, are as follows:

(In thousands)
2008	$87,099
2009	91,895
2010	2,500,077
2011	2,250
2012	—
Thereafter	700

Total	$2,682,021

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

The Company accounts for its rentals that include renewal options, annual rent escalation clauses, minimum franchise payments and maintenance related to displays under the guidance in EITF 01-8, Determining Whether an Arrangement Contains a Lease (“EITF 01-8”), FAS 13, Accounting for Leases, FAS 29, Determining Contingent Rentals an amendment of FASB Statement No. 13 (“Statement 29”) and FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases (“FTB 85-3”).

The Company considers its non-cancelable contracts that enable it to display advertising on buses, taxis, trains, bus shelters, etc. to be leases in accordance with the guidance in EITF 01-8. These contracts may contain minimum annual franchise payments which generally escalate each year. The Company accounts for these minimum franchise payments on a straight-line basis in accordance with FTB 85-3. If the rental increases are not scheduled in the lease, for example an increase based on the CPI, those rents are considered contingent rentals and are recorded as expense when accruable. Other contracts may contain a variable rent component based on revenue. The Company accounts for these variable components as contingent rentals under Statement 29, and records these payments as expense when accruable.

The Company accounts for annual rent escalation clauses included in the lease term on a straight-line basis under the guidance in FTB 85-3. The Company considers renewal periods in determining its lease terms if at inception of the lease there is reasonable assurance the lease will be renewed. Expenditures for maintenance are charged to operations as incurred, whereas expenditures for renewal and betterments are capitalized.

Most of the Company’s advertising structures are on leased land. In addition, the Company leases certain facilities and equipment. The Company accounts for these leases in accordance with the policies described above.

The Company’s contracts with municipal bodies or private companies relating to street furniture, billboard, transit and malls generally require the Company to build bus stops, kiosks and other public amenities or advertising structures during the term of the contract. The Company owns these structures and is generally allowed to advertise on them for the remaining term of the contract. Once the Company has built the structure, the cost is capitalized and expensed over the shorter of the economic life of the asset or the remaining life of the contract.

Certain of the Company’s contracts contain penalties for not fulfilling its commitments related to its obligations to build bus stops, kiosks and other public amenities or advertising structures. Historically, any such penalties have not materially impacted the Company’s financial position or results of operations.

As of December 31, 2007, the Company’s future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year, and capital expenditure commitments consist of the following:

(In thousands)	Non-Cancelable Operating Leases	Non-Cancelable Contracts	Capital Expenditures
2008	$270,283	$480,107	$106,187
2009	236,710	353,656	33,171
2010	210,608	325,968	12,759
2011	173,376	292,287	5,483
2012	154,276	250,087	1,741
Thereafter	939,066	747,962	232

Total	$1,984,319	$2,450,067	$159,573

Rent expense charged to operations for 2007, 2006 and 2005 was $1.1 billion, $961.3 million and $876.5 million, respectively.

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

Certain acquisition agreements include deferred consideration payments based on performance requirements by the seller, generally over a one to five year period. Contingent payments based on performance requirements by the seller typically involve the completion of a development or obtaining appropriate permits that enable the Company to construct additional advertising displays. At December 31, 2007, the Company believes its maximum aggregate contingency, which is subject to performance requirements by the seller, is approximately $35.0 million. As the contingencies have not been met or resolved as of December 31, 2007, these amounts are not recorded. If future payments are made, amounts will be recorded as additional purchase price.

The Company has various investments in nonconsolidated affiliates subject to agreements that contain provisions that may result in future additional investments to be made by the Company. The put values are contingent upon the financial performance of the investee and are typically based on the investee meeting certain EBITDA targets, as defined in the agreement. The Company will continue to accrue additional amounts related to such contingent payments if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, would not significantly impact the financial position or results of operations of the Company.

Note I — RELATED PARTY TRANSACTIONS

The Company records net amounts due to or from Clear Channel Communications as “Due from/to Clear Channel Communications” on the consolidated balance sheets. The accounts represent the revolving promissory note issued by us to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to us, up to a maximum of $1.0 billion. The accounts accrue interest pursuant to the Master Agreement based upon LIBOR plus a margin and are generally payable on demand. Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, the Company maintains collection bank accounts swept daily by Clear Channel Communications. In return, Clear Channel Communications funds the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment. The Company’s claim in relation to cash transferred from its concentration account is on an unsecured basis and is limited to the balance of the Due from Clear Channel Communications account. At December 31, 2007, the balance of $265.4 million was an asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet. At December 31, 2006, the balance of $4.2 million was a liability recorded in “Due to Clear Channel Communications” on the consolidated balance sheet. The net interest income for the years ended December 31, 2007, 2006 and 2005 was $3.7 million, $0.4 million and $0.1 million, respectively. At December 31, 2007, the interest rate on the “Due from Clear Channel Communications” account was 2.9%.

The Company has a note in the original principal amount of $2.5 billion to Clear Channel Communications. This note is further disclosed in Note G. This note matures on August 2, 2010, and may be prepaid in whole at any time, or in part from time to time. This note accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. This note is mandatorily payable upon a change of control of the Company and, subject to certain exceptions, all proceeds from debt or equity raised by the Company must be used to prepay such note. At December 31, 2007, the interest rate on the $2.5 billion note was 6.0%.

Clear Channel Communications has a five-year, multi-currency revolving credit facility in the amount of $1.75 billion. This note is further disclosed in Note G. Certain of the Company’s International subsidiaries may borrow under a $150.0 million sub-limit within this credit facility to the extent Clear Channel Communications has not already borrowed against this capacity. This sub-limit allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provides funds to the Company’s International operations for certain working capital needs. Certain of the Company’s International subsidiary borrowings under this sub-limit are guaranteed by Clear Channel Communications. The interest rate is based upon LIBOR or, for Euro denominated borrowings, EURIBOR, plus a margin. At December 31, 2007, the interest rate on this bank credit facility was 5.0%. At December 31, 2007, the outstanding balance on the $150.0 million sub-limit was $80.0 million and $70.0 million was available for future borrowings, with the entire balance to be paid on July 12, 2009.

The Company provides advertising space on its billboards for radio stations owned by Clear Channel Communications. For the years ended December 31, 2007, 2006 and 2005, the Company recorded $13.8 million, $10.6 million, and $10.0 million, respectively, in revenue for these advertisements.

Under the Corporate Services Agreement between Clear Channel Communications and the Company, Clear Channel Communications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services. These services are charged to the Company based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For the years ended December

31, 2007, 2006 and 2005, the Company recorded $20.3 million, $24.3 million, and $16.0 million, respectively, as a component of corporate expenses for these services.

Clear Channel Communications owns the trademark and trade names used by the Company. Beginning January 1, 2003, Clear Channel Communications began charging the Company a royalty fee based on annual revenue for use of the Clear Channel trademark name. Clear Channel Communications used a third party valuation firm to assist in the calculation of the royalty fee. For the year ended December 31, 2005, the Company recorded $14.8 million of royalty fees in “Other income (expense)—net.” The royalty fee was discontinued on January 1, 2006.

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

The Company computes its deferred income tax provision using the liability method in accordance with Statement of FAS 109, Accounting for Income Taxes, as if the Company was a separate taxpayer. Deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not some portion or all of the asset will not be realized. The Company’s provision for income taxes is further disclosed in Note J.

Pursuant to the Employee Matters Agreement, the Company’s employees participate in Clear Channel Communications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan. These costs are recorded as a component of selling, general and administrative expenses and were approximately $10.4 million, $9.3 million, and $9.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Note J — INCOME TAXES

The operations of the Company are included in a consolidated federal income tax return filed by Clear Channel Communications, Inc. However, for financial reporting purposes, the Company’s provision for income taxes has been computed on the basis that the Company files separate consolidated federal income tax returns with its subsidiaries.

Significant components of the provision for income tax expense (benefit) are as follows:

(In thousands)	2007	2006	2005
Current — federal	$61,460	$34,255	$2,280
Current — foreign	42,984	40,056	48,037
Current — state	7,282	8,242	856

Total current	111,726	82,553	51,173
Deferred — federal	32,241	43,117	26,007
Deferred — foreign	(1,400)	(9,134)	(35,040)
Deferred — state	4,074	5,544	3,344

Total deferred	34,915	39,527	(5,689)

Income tax expense (benefit)	$146,641	$122,080	$45,484

The increase in current tax expense of $29.2 million for the year ended December 31, 2007 over 2006 was due primarily to an increase in “Income before income taxes and minority interest” of $121.2 million. Deferred tax expense decreased $4.6 million for the year ended December 31, 2007 compared to 2006, primarily due to additional deferred tax expense of approximately $12.8 recorded in 2006 related to the filing of an amended tax return. The amendment was mainly due to a revised tax loss on the like kind exchange of certain assets. In addition the company recorded deferred tax expense of approximately $16.7 million in 2006 related to the uncertainty of our ability to utilize certain tax losses in the future for certain international operations. These amounts were partially offset by additional deferred tax expense of approximately $19.8 recorded in 2007 as a result of the utilization of deferred tax assets related to capital expenditures in certain foreign jurisdictions.

The increase in current tax expense of $31.4 million for the year ended December 31, 2006 over 2005 was due primarily to an increase in “Income before income taxes and minority interest” of $167.7 million. This increase was partially offset by current tax benefits of approximately $20.4 million recorded in 2006 related to tax losses on the disposition of certain operating assets and the filing of an amended tax return. The amendment primarily related to a revised tax loss on the like kind exchange of certain outdoor assets. Deferred tax expense increased by $45.2 million for the year ended December 31, 2006 over 2005 primarily due to the tax losses on the disposition of certain operating assets and the filing of the amended tax return mentioned above. In addition, foreign deferred tax expense increased by $25.9 million for the year ended December 31, 2006 over 2005 primarily due to (i) the reversal of deferred tax assets related to tax losses in certain foreign jurisdictions and the uncertainty of the ability to utilize those tax losses in the future and (ii) increased deferred tax benefits in 2005 due to a change in the carrying value of certain deferred tax liabilities as a result of certain local country law and tax rate changes.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2007 and 2006 are as follows:

(In thousands)	2007	2006
Deferred tax liabilities:
Foreign	$991	$—
Accrued expenses	656	130
Deferred income	5,769	5,181
Other	917	1,337

Total deferred tax liabilities	8,333	6,648
Deferred tax assets:
Intangibles and fixed assets	173,181	192,958
Accrued expenses	5,847	—
Equity in earnings	2,235	2,145
Net operating loss carryforwards	52	449
Bad debt reserves	3,225	2,922
Foreign	—	2,111
Other	5,865	2,578

Total deferred tax assets	190,405	203,163

Net deferred tax assets	182,072	196,515
Less: current portion	(4,095)	(3,403)

Long-term net deferred tax assets	$186,167	$199,918

At December 31, 2007, net deferred tax assets include a deferred tax asset of $5.6 million relating to stock-based compensation expense under FAS 123(R). Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date. The provisions of FAS 123(R), however, do not allow a valuation allowance to be recorded unless the company’s future taxable income is expected to be insufficient to recover the asset. Accordingly, there can be no assurance that the stock price of our Common Stock will rise to levels sufficient to realize the entire tax benefit currently reflected in our balance sheet. See Note K for additional discussion of FAS 123(R).

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

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

(In thousands)	2007	2006	2005
Income tax expense at statutory rates	$144,162	$101,733	$43,025
State income taxes, net of federal tax benefit	11,356	13,786	4,200
Foreign taxes	(8,791)	6,390	4,816
Nondeductible items	760	709	597
Tax contingencies	6,882	(891)	(7,074)
Other, net	(7,728)	353	(80)

Income tax expense	$146,641	$122,080	$45,484

During 2007, the Company recorded tax expense of approximately $146.6 million on income before income taxes and minority interest of $411.9 million. Foreign income before income taxes was approximately $143.9 million for 2007. The 2007 income tax expense and 36% effective tax rate were impacted by a favorable foreign income tax rate on the Company’s mix of earnings within its international operations.

During 2006, the Company recorded tax expense of approximately $122.1 million on income before income taxes and minority interest of $290.7 million. Foreign income before income taxes was approximately $70.1 million for 2006. The 2006 income tax expense and 42% effective tax rate were impacted as a result of the Company not recording a tax benefit on certain tax losses in its foreign operations due to the uncertainty of the ability to utilize those tax losses in the future.

During 2005, the Company recorded tax expense of approximately $45.5 million on income before income taxes and minority interest of $122.9 million. Foreign income before income taxes was approximately $23.4 million for 2005. The 2005 income tax expense and 37% effective tax rate were impacted as a result of the Company recording a current tax benefit of approximately $8.0 million due to the favorable resolution of certain tax contingencies in 2005. These tax contingencies primarily associated with tax planning related to the Company’s foreign operations that was reviewed and not adjusted by the taxing authorities during 2005. The tax contingencies were originally recorded through the income statement by increasing current tax expense in earlier years when the planning was implemented and therefore, when the contingencies were settled favorably the amounts were reversed in the income statement as a current tax benefit in the current year. This benefit was partially offset by the Company not recording a tax benefit on certain tax losses in its foreign operations due to the uncertainty of the ability to utilize those tax losses in the future.

All tax liabilities owed by the Company are paid by the Company or on behalf of the Company by Clear Channel Communications through an operating account that represents net amounts due to or from Clear Channel Communications.

The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. FIN 48 prescribes a recognition threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return. The adoption of FIN 48 resulted in an increase of $8.1 million to the January 1, 2007 balance of retained earnings, a decrease of $6.0 million in liabilities for unrecognized tax benefits and an increase of $27.2 million in deferred tax assets. The total amount of unrecognized tax benefits at January 1, 2007, was $31.7 million, inclusive of $6.5 million for interest. Of this total, $15.3 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense. The total amount of interest accrued at December 31, 2007, was $5.8 million. The total amount of unrecognized tax benefits and accrued interest and penalties at December 31, 2007, was $60.8 million and is recorded in “Other long-term liabilities” on the Company’s consolidated balance sheet. Of this total, $58.0 million represents the amount of unrecognized tax benefits and accrued interest and penalties that, if recognized, would favorably affect the effective income tax rate in future periods.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	Unrecognized Tax Benefits	Accrued Interest and Penalties	Gross Unrecognized Tax Benefits
Balance at January 1, 2007	$25,182	$6,507	$31,689
Increases due to tax positions taken during 2007	13,533	—	13,533
Increases due to tax positions taken in previous years	32,376	2,266	34,642
Decreases due to settlements with taxing authorities	(16,065)	(3,005)	(19,070)
Decreases due to lapse of statute of limitations	—	—	—

Balance at December 31, 2007	$55,026	$5,768	$60,794

Pursuant to the Tax Matters Agreement between Clear Channel Communications and the Company, the operations of the Company are included in a consolidated federal income tax return filed by Clear Channel Communications. In addition, the Company and its subsidiaries file income tax returns in various state and foreign jurisdictions. The Company and Clear Channel Communications settled several federal tax positions for the tax years 1999 through 2004 with the Internal Revenue Service (“IRS”) during the year ended December 31, 2007. As a result of this settlement and other state and foreign settlements, the Company reduced its balance of unrecognized tax benefits and accrued interest and penalties by $19.1 million. Of this amount, $0.4 million was recorded as a decrease to current tax expense and $18.7 million as adjustments to current and deferred tax payables. The IRS is currently auditing Clear Channel Communications’ and the Company’s 2005 and 2006 tax year. Substantially all material state, local and foreign income tax matters have been concluded for the years through 1999. The Company does not expect to resolve any material federal or state tax positions within the next 12 months.

Note K — SHAREHOLDERS’ EQUITY

Stock Options

The Company has granted options to purchase shares of its Class A common stock to employees and directors of the Company and its affiliates under its incentive stock plan typically at no less than the fair value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates. These options vest over a period of up to five years. The option plan contains anti-dilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization.

The Company adopted the fair value recognition provisions of Statement 123(R) on January 1, 2006, using the modified-prospective-transition method. The fair value of the options is estimated using a Black-Scholes option-pricing model and amortized straight-line to expense over the vesting period. Prior to January 1, 2006, the Company accounted for its share-based payments under the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by Statement 123. Under that method, when options are granted with a strike price equal to or greater than the market price on the date of issuance, there is no impact on earnings either on the date of grant or thereafter, absent certain modifications to the options. The amounts recorded as share-based payments prior to adopting Statement 123(R) primarily related to the expense associated with restricted stock awards. Under the modified-prospective-transition method, compensation cost recognized beginning in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). As permitted under the modified-prospective-transition method, results for prior periods have not been restated.

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

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The excess tax benefit that is required to be classified as a financing cash inflow after adoption of Statement 123(R) is not material.

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

Pro forma net income and earnings per share, assuming the Company and Clear Channel Communications accounted for all employee stock options using the fair value method and amortized such to expense over the options’ vesting period is as follows:

(In thousands, except per share data)		2005
Net income:
Reported		$61,573
Add:	Share based payments included in reported net income, net of related tax effects	437
Deduct:	Total share-based payments determined under fair value based method for all awards, net of related tax effects	(3,439)

Pro Forma		$58,571

Net income per common share:
Basic:
Reported		$.19

Pro Forma		$.18

Diluted:
Reported		$.19

Pro Forma		$.18

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

	2007	2006	2005
Expected volatility	27%	27%	25% – 27%
Expected life in years	5.0 –7.0	5.0 – 7.5	1.3 – 7.5
Risk-free interest rate	4.76% – 4.89%	4.58% – 5.08%	4.42% – 4.58%
Dividend yield	0%	0%	0%

The following table presents a summary of the Company’s stock options outstanding at and stock option activity during the year ended December 31, 2007 (“Price” reflects the weighted average exercise price per share):

(In thousands, except per share data)	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2007	7,707	$23.41
Granted (a)	978	29.02
Exercised (b)	(454)	23.85
Forfeited	(71)	19.83
Expired	(624)	36.25

Outstanding, December 31, 2007	7,536	23.08	4.2 years	$40,259

Exercisable	2,915	26.82	1.6 years	6,900
Expect to vest	4,622	20.73	5.9 years	33,359

(a)	The weighted average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $11.05, $6.76 and $6.51, respectively.
(b)	Cash received from option exercises during the year ended December 31, 2007, was $10.8 million. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006, was $2.0 million and $0.3 million, respectively.

A summary of the Company’s nonvested options at and changes during the year ended December 31, 2007, is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2007	4,151	$5.78
Granted	978	11.05
Vested (a)	(436)	4.55
Forfeited	(71)	5.91

Nonvested, December 31, 2007	4,622	$7.01

(a)	The total fair value of shares vested during the years ended December 31, 2007 and 2006, was $2.0 million and $1.6 million, respectively.

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

The following table presents a summary of the Company’s restricted stock outstanding at and restricted stock activity during the year ended December 31, 2007 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2007	217	$18.84
Granted	293	29.02
Vested (restriction lapsed)	(10)	18.37
Forfeited	(9)	20.48

Outstanding, December 31, 2007	491	$24.57

Unrecognized share-based compensation cost

As of December 31, 2007, there was $20.7 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately three years.

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

(In thousands, except per share data)	2007	2006	2005
NUMERATOR:
Net income	$245,990	$153,072	$61,573

Effect of dilutive securities:
None	—	—	—

Numerator for net income per common share—diluted	$245,990	$153,072	$61,573

DENOMINATOR:
Weighted average common shares	354,838	352,155	319,890

Effect of dilutive securities:
Stock options and restricted stock awards (1)	968	107	31

Denominator for net income per common share – diluted	355,806	352,262	319,921

Net income per common share:
Basic	$.69	$.43	$.19

Diluted	$.69	$.43	$.19

(1)	1.8 million, 1.4 million and 5.2 million stock options were outstanding at December 31, 2007, 2006 and 2005, respectively, that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive as the respective options’ strike price was greater than the current market price of the shares.

Note L — EMPLOYEE STOCK AND SAVINGS PLANS

The Company’s U.S. employees are eligible to participate in various 401(k) savings and other plans provided by Clear Channel Communications for the purpose of providing retirement benefits for substantially all employees. Both the employees and the Company make contributions to the plan. The Company matches 50% of the employee’s first 5% of pay contributed to the plan. Company matched contributions vest to the employees based upon their years of service to the Company. Contributions to these plans of $2.3 million, $2.1 million and $2.1 million were recorded as a component of operating expenses for 2007, 2006 and 2005, respectively.

In addition, employees in the Company’s International segment participate in retirement plans administered by the Company which are not part of the 401(k) savings and other plans provided by Clear Channel Communications. Contributions to these plans of $20.1 million, $17.6 million and $16.2 million were recorded as a component of operating expenses for 2007, 2006 and 2005, respectively.

The Company’s employees are also eligible to participate in a non-qualified employee stock purchase plan provided by Clear Channel Communications. Under the plan, shares of Clear Channel Communications’ common stock may be purchased at 95% of the market value on the day of purchase. Clear Channel Communications changed its discount from market value offered to participants under the plan from 15% to 5% in July 2005. Employees may purchase shares having a value not exceeding 10% of their annual gross compensation or $25,000, whichever is lower. During 2006 and 2005, all Clear Channel Communications employees purchased 144,444 and 222,789 shares at weighted average share prices of $28.56 and $28.79, respectively. The Company’s employees represent approximately 15% of the total participation in this plan. As a condition of its merger, Clear Channel Communications no longer accepts contributions to this plan, beginning January 1, 2007.

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

Note M — OTHER INFORMATION

The following details the components of “Other income (expense) — net:”

(In thousands)	For the Year Ended December 31,
	2007	2006	2005
Royalty fee to Clear Channel Communications	$—	$—	$(14,825)
Foreign exchange gain (loss)	9,388	(181)	2,743
Other	725	512	(209)

Total other income (expense) — net	$10,113	$331	$(12,291)

The following details the components of “Other current assets:”

(In thousands)	As of December 31,
	2007	2006
Inventory	$26,719	$21,811
Deposits	25,869	35,669
Other prepayments	90,631	85,180
Other	50,330	51,624

Total other current assets	$193,549	$194,284

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

(in thousands)	Americas	International	Corporate expenses and gain on disposition of assets – net	Consolidated/ Combined
2007
Revenue	$1,485,058	$1,796,778	$—	$3,281,836
Direct operating expenses	590,563	1,144,282	—	1,734,845
Selling, general and administrative expenses	226,448	311,546	—	537,994
Depreciation and amortization	189,853	209,630	—	399,483
Corporate expenses	—	—	66,080	66,080
Gain on disposition of assets – net	—	—	11,824	11,824

Operating income (loss)	$478,194	$131,320	$(54,256)	$555,258

Identifiable assets	$2,878,753	$2,606,130	$450,721	$5,935,604
Capital expenditures	$142,826	$132,864	$—	$275,690
Share-based payments	$7,932	$1,701	$538	$10,171

2006
Revenue	$1,341,356	$1,556,365	$—	$2,897,721
Direct operating expenses	534,365	980,477	—	1,514,842
Selling, general and administrative expenses	207,326	279,668	—	486,994
Depreciation and amortization	178,970	228,760	—	407,730
Corporate expenses	—	—	65,542	65,542
Gain on disposition of assets – net	—	—	22,846	22,846

Operating income (loss)	$420,695	$67,460	$(42,696)	$445,459

Identifiable assets	$2,820,737	$2,401,924	$199,230	$5,421,891
Capital expenditures	$90,495	$143,387	$—	$233,882
Share-based payments	$4,699	$1,312	$88	$6,099

2005
Revenue	$1,216,382	$1,449,696	$—	$2,666,078
Direct operating expenses	490,519	915,239	—	1,405,758
Selling, general and administrative expenses	186,749	291,594	—	478,343
Depreciation and amortization	180,559	220,080	—	400,639
Corporate expenses	—	—	61,096	61,096
Gain on disposition of assets – net	—	—	3,488	3,488

Operating income (loss)	$358,555	$22,783	$(57,608)	$323,730

Identifiable assets	$2,531,641	$2,140,407	$246,297	$4,918,345
Capital expenditures	$73,084	$135,072	$—	$208,156
Share-based payments	$693	$153	$—	$846

Revenue of $1.9 billion, $1.6 billion and $1.5 billion and identifiable assets of $2.9 billion, $2.7 billion and $2.2 billion derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2007, 2006 and 2005, respectively.

Note O — QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)	March 31,		June 30,		September 30,		December 31,
	2007	2006	2007	2006	2007	2006	2007	2006
Revenue	$690,856	$598,369	$836,713	$748,403	$817,541	$720,254	$936,726	$830,695
Operating expenses:
Direct operating expenses	394,205	344,396	429,143	374,159	434,472	383,833	477,025	412,454
Selling, general and administrative expenses	127,533	115,035	134,557	119,599	131,228	118,424	144,676	133,936
Depreciation and amortization	95,670	96,320	98,153	100,827	99,793	102,123	105,867	108,460
Corporate expenses	15,343	14,585	13,271	14,120	16,322	15,125	21,144	21,712
Gain (loss) on disposition of assets— net	7,092	22,756	1,204	(315)	414	(834)	3,114	1,239

Operating income	65,197	50,789	162,793	139,383	136,140	99,915	191,128	155,372

Interest expense on debt with Clear Channel Communications	37,783	36,797	38,418	37,766	38,085	39,538	37,077	39,399
Interest expense	2,286	3,257	1,521	3,926	2,093	4,061	618	(2,161)
Equity in earnings (loss) of nonconsolidated affiliates	125	1,378	2,820	2,421	(836)	1,823	2,293	1,838
Other income (expense)— net	(44)	(434)	1,040	1,634	2,815	467	6,302	(1,336)

Income before income taxes and minority interest	25,209	11,679	126,714	101,746	97,941	58,606	162,028	118,636
Income tax (expense)	(10,641)	(5,139)	(50,899)	(44,768)	(37,447)	(26,646)	(47,654)	(45,527)
Minority interest income (expense)— net	1,516	1,593	(7,218)	(8,931)	(5,778)	(127)	(7,781)	(8,050)

Net income	$16,084	$8,133	$68,597	$48,047	$54,716	$31,833	$106,593	$65,059

Net income (loss) per common share:
Basic	$.05	$.02	$.19	$.14	$.15	$.09	$.30	$.18
Diluted	$.05	$.02	$.19	$.14	$.15	$.09	$.30	$.18

Stock price:
High	$31.14	$23.95	$30.12	$24.20	$29.24	$21.26	$28.57	$28.13
Low	$24.91	$18.49	$25.95	$19.31	$22.81	$18.66	$23.65	$19.49

Note P — SUBSEQUENT EVENTS

On January 17, 2008, the Company entered into an agreement to sell its 50% interest in Clear Channel Independent, a South African outdoor advertising company, for approximately $127.0 million based on the closing price of the acquirer’s shares on the date of announcement. As of December 31, 2007, $54.2 million is recorded in “Investments in and advances to, nonconsolidated affiliates” on our consolidated balance sheet related to this investment. The closing of the transaction is subject to regulatory approval and other customary closing conditions.

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

Management’s Report on Internal Control Over Financial Reporting

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

As of December 31, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2007, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2007. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

THE BOARD OF DIRECTORS AND SHAREHOLDERS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

We have audited Clear Channel Outdoor Holdings, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Clear Channel Outdoor Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Clear Channel Outdoor Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Clear Channel Outdoor Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated and combined statements of operations, shareholders’/owner’s equity, and cash flows for each of the three years in the period ended December 31, 2007 of Clear Channel Outdoor Holdings, Inc. and subsidiaries and our report dated February 14, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Antonio, Texas

February 14, 2008

ITEM 9B. Other Information

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our code of ethics and the directors and nominees for election to our Board of Directors is incorporated by reference to the information set forth in our Definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

Set forth below are the names and ages and current positions of our executive officers and directors as of February 13, 2008:

Name	Age	Position	Term as Director
L. Lowry Mays	72	Chairman of the Board and Director	Expires 2010
William D. Parker	46	Director	Expires 2009
James M. Raines	68	Director	Expires 2010
Marsha McCombs Shields	53	Director	Expires 2008
Dale W. Tremblay	49	Director	Expires 2009
Mark P. Mays	44	Chief Executive Officer and Director	Expires 2009
Randall T. Mays	42	Chief Financial Officer and Director	Expires 2008
Paul J. Meyer	65	Global President and Chief Operating Officer
Jonathan Bevan	36	Chief Financial Officer – International and Director of Corporate Development
Herbert W. Hill, Jr.	49	Senior Vice President and Chief Accounting Officer
Andrew Levin	45	Executive Vice President / Chief Legal Officer and Secretary
Franklin G. Sisson, Jr.	55	Global Director – Sales and Marketing
Kurt Tingey	43	Executive Vice President – Americas Chief Financial Officer
Laura C. Toncheff	39	Executive Vice President – Americas General Counsel

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

William D. Parker has served as Chairman and Chief Executive Officer of America West Holdings Corporation and America West Airlines since September 2001. Mr. Parker has been a member of our Board of Directors since November 2005.

James M. Raines has served as the President of James M. Raines & Co., an investment banking company, since 1988. Mr. Raines has been a member of our Board of Directors since November 2005. Since 1998, Mr. Raines has served on the Board of Directors of Waddell & Reed Financial, Inc., a financial services corporation.

Marsha McCombs Shields has served as a director of Primera Insurance since March 1989. Since June 2002, Ms. McCombs has served as the President of the McCombs Foundation and as Dealer Principal for McCombs Automotive. She has served as Manager of McCombs Family Ltd. since January 2000. Ms. Shields is the daughter of one of the Board members of Clear Channel Communications. Ms. Shields has been a member of our Board of Directors since November 2005.

Dale W. Tremblay has served as President and Chief Executive Officer of C.H. Guenther & Son, Inc., a food marketing and manufacturing company, since July 2001. Mr. Tremblay has been a member of our Board of Directors since November 2005. He currently serves on the Advisory Board for the Michigan State University Financial Analysis Lab.

Mark P. Mays has served as our Chief Executive Officer since August 2005 and Director since April 1997. Mr. Mays was President and Chief Operating Officer of Clear Channel Communications from February 1997 until his appointment as President and Chief Executive Officer in October 2004. He relinquished his duties as President of Clear Channel Communications in February 2006. Mr. Mays has served on the Board of Directors of Clear Channel Communications since May 1998, and has served on the Board of Live Nation, Inc. since August 2005. On February 4, 2008, Mr. Mays tendered his resignation as a director of Live Nation, Inc. Mr. Mays is the son of L. Lowry Mays, Clear Channel Communications’ Chairman and one of our Board members, and is the brother of Randall T. Mays, our Executive Vice President and Chief Financial Officer and one of our Board members.

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

Jonathan D. Bevan has served as our Chief Financial Officer — International and Director of Corporate Development since November 2006. Prior thereto, he served as our Chief Financial Officer — International from January 2006 to November 2006. Prior thereto, he served as Chief Operating Officer — International since December 2004. Prior thereto, Mr. Bevan served as Senior Vice President/Operations of our International segment for the remainder of the relevant five-year period.

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

Franklin G. Sisson, Jr. has served as our Global Director — Sales and Marketing since August 2005. Prior thereto, he served as Executive Vice President Sales and Marketing of the Americas segment for the remainder of the relevant five-year period.

Kurt A. Tingey has served as our Executive Vice President and Americas Chief Financial Officer since January 1, 2000.

Laura C. Toncheff has served as our Executive Vice President — Americas General Counsel since October 2006. Prior thereto, she served as Executive Vice President — Americas Real Estate, Public Affairs and Legal since January 2003. Prior thereto, Ms. Toncheff served as the Executive Vice President — Americas General Counsel for the remainder of the relevant five-year period.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

Item 13. Certain Relationship and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1. Financial Statements.

The following consolidated and combined financial statements are included in Item 8.

Consolidated Balance Sheets as of December 31, 2007 and 2006.

Consolidated and Combined Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005.

Consolidated and Combined Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005.

Consolidated and Combined Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005.

Notes to Consolidated and Combined Financial Statements.

(a)2. Financial Statement Schedule.

The following financial statement schedule for the years ended December 31, 2007, 2006 and 2005 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are in applicable, and therefore have been omitted.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(In thousands)

Description	Balance at Beginning of Period	Charges to Costs, Expenses and Other	Write-off of Accounts Receivable	Other (1)	Balance at End of Period
Year ended December 31, 2005	$19,487	$11,583	$7,505	$(1,866)	$21,699

Year ended December 31, 2006	$21,699	$8,571	$7,096	$1,653	$24,827

Year ended December 31, 2007	$24,827	$10,525	$8,815	$3,204	$29,741

(1)	Primarily foreign currency adjustments.

(a)3. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to the exhibits of the Company’s Annual Report on Form 10-K filed March 31, 2006).

3.2*	Amended and Restated Bylaws of Clear Channel Outdoor Holdings, Inc. as amended.

4.1	Form of Specimen Class A Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-127375 (the “Registration Statement”)).

4.2	Form of Specimen Class B Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 4.2 to the Registration Statement).

10.1	Master Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc. (incorporated herein by reference to the exhibits of the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.2	Registration Rights Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc. (incorporated herein by reference to the exhibits of the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.3	Corporate Services Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Management Services, L.P. (incorporated herein by reference to the exhibits of the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.4	Tax Matters Agreement dated November 10, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc. (incorporated herein by reference to the exhibits of the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.5	Employee Matters Agreement dated November 10, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc. (incorporated herein by reference to the exhibits of the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.6	Amended and Restated License Agreement dated November 10, 2005 between Clear Channel Identity, L.P. and Outdoor Management Services, Inc. (incorporated herein by reference to the exhibits of the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.7	Revolving Promissory Note dated November 10, 2005 payable by Clear Channel Outdoor Holdings, Inc. to Clear Channel Communications, Inc. in the original principal amount of $1,000,000,000 (incorporated herein by reference to the exhibits of the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.8	Revolving Promissory Note dated November 10, 2005 payable by Clear Channel Communications, Inc. to Clear Channel Outdoor Holdings, Inc. in the original principal amount of $1,000,000,000 (incorporated herein by reference to the exhibits of the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.9	Senior Unsecured Term Promissory Note dated August 2, 2005 in the original principal amount of $2.5 billion (incorporated herein by reference to Exhibit 10.9 to the Registration Statement).

Exhibit Number	Description
10.10	First Amendment to Senior Unsecured Term Promissory Note dated October 7, 2005 (incorporated herein by reference to Exhibit 10.10 to the Registration Statement).

10.11§	Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated herein by reference to the exhibits to the Company’s Report on Form 8-K dated April 30, 2007).

10.12§	Form of Option Agreement under the Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed December 9, 2005 (File No. 333-130229)).

10.13§	Form of Restricted Stock Award Agreement under the Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-8 filed December 9, 2005 (File No. 333-130229)).

10.14§	2006 Annual Incentive Plan of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to the exhibits to the Company’s Report on Form 8-K dated April 30, 2007).

10.15§	Amended and Restated Employment Agreement, dated April 24, 2007, by and between Mark P. Mays and Clear Channel Communications, Inc. (incorporated herein by reference to the exhibits to Clear Channel Communications’ Current Report on Form 8-K filed May 1, 2007).

10.16§	Amended and Restated Employment Agreement, dated April 24, 2007, by and between Randall T. Mays and Clear Channel Communications, Inc. (incorporated herein by reference to the exhibits to Clear Channel Communications’ Current Report on Form 8-K filed May 1, 2007).

10.17§	Employment Agreement by and between Clear Channel Outdoor Holdings, Inc. and Paul J. Meyer dated August 5, 2005 (incorporated herein by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Form 8-K (File No. 1-9645) filed August 10, 2005).

11*	Statement re: Computation of Per Share Earnings.

21*	Subsidiaries of Clear Channel Outdoor Holdings, Inc.

23.1*	Consent of Ernst & Young LLP.

24*	Power of Attorney (included on signature page).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
§	Management contract or compensatory plan or arrangement

The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1034, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 13, 2008.

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

Name	Title	Date

/s/ L. Lowry Mays	Chairman of the Board and Director	February 13, 2008
L. Lowry Mays

/s/ Mark P. Mays	Chief Executive Officer and Director	February 13, 2008
Mark P. Mays	(Principal Executive Officer)

/s/ Randall T. Mays	Chief Financial Officer and Director	February 13, 2008
Randall T. Mays	(Principal Financial Officer)

/s/ Herbert W. Hill, Jr.	Senior Vice President and Chief Accounting Officer	February 13, 2008
Herbert W. Hill, Jr.	(Principal Accounting Officer)

/s/ William D. Parker	Director	February 13, 2008
William D. Parker

/s/ James M. Raines	Director	February 13, 2008
James M. Raines

/s/ Marsha McCombs Shields	Director	February 13, 2008
Marsha McCombs Shields

/s/ Dale W. Tremblay	Director	February 13, 2008
Dale W. Tremblay