Form 10-Q
period 2008-03-31
Clear Channel Outdoor Holdings, Inc.
filed 2008-05-09
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2008
Class A Common Stock, $.01 par value	40,627,608
Class B Common Stock, $.01 par value	315,000,000

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

PART I

Item 1.	UNAUDITED FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
Current Assets
Cash and cash equivalents	$108,602	$134,897
Accounts receivable, less allowance of $32,765 at March 31, 2008 and $29,741 at December 31, 2007	1,011,018	927,694
Due from Clear Channel Communications	151,928	265,448
Prepaid expenses	90,896	85,519
Other current assets	212,340	193,549

Total Current Assets	1,574,784	1,607,107

Property, Plant and Equipment
Land, buildings and improvements	380,348	368,321
Structures	3,947,728	3,901,940
Furniture and other equipment	260,209	258,536
Construction in progress	73,199	74,553

	4,661,484	4,603,350
Less accumulated depreciation	2,377,799	2,359,242

	2,283,685	2,244,108

Intangible Assets
Definite-lived intangibles, net	265,287	254,487
Indefinite-lived intangibles – permits	251,683	251,095
Goodwill	1,220,705	1,162,589

Other Assets
Notes receivable	3,289	3,426
Investments in, and advances to, nonconsolidated affiliates	55,793	108,007
Deferred tax asset	168,188	186,167
Other assets	151,312	118,618
Other investments	128,537	—

Total Assets	$6,103,263	$5,935,604

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

(In thousands)

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
Current Liabilities
Accounts payable	$114,247	$138,290
Accrued expenses	561,245	536,022
Accrued interest	1,202	1,074
Accrued income taxes	—	33,154
Deferred income	185,430	121,558
Current portion of long-term debt	97,446	87,099
Deferred tax liabilities	3,503	4,095

Total Current Liabilities	963,073	921,292

Long-term debt	16,974	94,922
Debt with Clear Channel Communications	2,500,000	2,500,000
Other long-term liabilities	237,904	220,796

Minority interest	226,521	215,864
Commitments and contingent liabilities (Note 4)

Shareholders’ Equity
Class A common stock	406	405
Class B common stock	3,150	3,150
Additional paid-in capital	1,308,020	1,304,359
Retained earnings	516,297	427,391
Accumulated other comprehensive income	330,971	247,478
Cost of shares held in treasury	(53)	(53)

Total Shareholders’ Equity	2,158,791	1,982,730

Total Liabilities and Shareholders’ Equity	$6,103,263	$5,935,604

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenue	$775,579	$690,856
Operating expenses:
Direct operating expenses (includes share-based payments of $1,420 and $986 in 2008 and 2007, respectively, and excludes depreciation and amortization)	470,834	394,205
Selling, general and administrative expenses (includes share-based payments of $510 and $381 in 2008 and 2007, respectively, and excludes depreciation and amortization)	144,610	127,533
Depreciation and amortization	105,090	95,670
Corporate expenses (includes share-based payments of $178 and $73 in 2008 and 2007, respectively, and excludes depreciation and amortization)	16,234	15,343
Gain on disposition of assets – net	2,372	7,092

Operating income	41,183	65,197
Interest expense on debt with Clear Channel Communications	36,003	38,289
Interest expense	2,095	2,286
Interest income on Due from Clear Channel Communications	1,474	506
Equity in earnings of nonconsolidated affiliates	78,043	125
Other income (expense) – net	12,547	(44)

Income before income taxes and minority interest	95,149	25,209
Income tax (expense) benefit:
Current	4,901	(6,877)
Deferred	(12,801)	(3,764)

Income tax (expense) benefit	(7,900)	(10,641)
Minority interest income, net of tax	1,657	1,516

Net income	88,906	16,084
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	80,912	9,039
Foreign currency reclassification adjustment for sale of foreign subsidiary	2,588	—
Unrealized loss on marketable securities	(7)	—

Comprehensive income	$172,399	$25,123

Net income per common share:
Basic	$.25	$.05
Weighted average common shares outstanding – Basic	355,079	354,603
Diluted	$.25	$.05
Weighted average common shares outstanding – Diluted	355,794	355,505

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows provided by (used in) operating activities:
Net income	$88,906	$16,084

Reconciling items:
Depreciation and amortization	105,090	95,670
Deferred taxes	12,801	3,764
Provision for doubtful accounts	2,928	2,708
Gain on sale of operating and fixed assets	(2,372)	(7,092)
Equity in earnings of nonconsolidated affiliates	(78,043)	(125)
Other reconciling items, net	264	(237)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions	(74,381)	(24,323)

Net cash provided by operating activities	55,193	86,449

Cash flows provided by (used in) investing activities:
Decrease (increase) in notes receivable, net	137	15
Decrease (increase) in investments in, and advances to nonconsolidated affiliates – net	10,621	416
Purchases of property, plant and equipment	(73,301)	(47,253)
Proceeds from disposal of assets	10,941	9,862
Acquisition of operating assets, net of cash acquired	(68,566)	(12,189)
Decrease (increase) in other – net	(6,712)	(292)

Net cash used in investing activities	(126,880)	(49,441)

Cash flows provided by (used in) financing activities:
Draws on credit facilities	79,624	15,881
Payments on credit facilities	(147,723)	(36,582)
Proceeds from long-term debt	1,232	—
Payments on long-term debt	(4,247)	(10,349)
Net transfers (to) from Clear Channel Communications	113,520	(7,834)
Proceeds from exercise of stock options	1,673	5,316

Net cash provided by (used) in financing activities	44,079	(33,568)

Effect of exchange rate changes on cash	1,313	(295)

Net (decrease) increase in cash and cash equivalents	(26,295)	3,145

Cash and cash equivalents at beginning of period	134,897	105,395

Cash and cash equivalents at end of period	$108,602	$108,540

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS

Preparation of Interim Financial Statements

The consolidated financial statements were prepared by Clear Channel Outdoor Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company and its subsidiaries and give effect to allocations of expenses from Clear Channel Communications. These allocations were made on a specifically identifiable basis or using relative percentages of headcount or other methods management considered to be a reasonable reflection of the utilization of services provided. Significant intercompany transactions have been eliminated in consolidation. Investments in nonconsolidated affiliates are accounted for using the equity method of accounting.

New Accounting Standards

The Company adopted Financial Accounting Standards Board Statement No. 157, Fair Value Measurements (“Statement 157”) on January 1, 2008, and began to apply its recognition and disclosure provisions to its financial assets and financial liabilities that are remeasured at fair value at least annually. Statement 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company holds available-for-sale marketable equity securities classified in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“Statement 115”). These equity securities are measured at fair value on each reporting date using quoted prices in active markets. Due to the fact that the inputs used to measure the equity securities at fair value are observable, the Company has categorized the securities as Level 1. The fair value of these securities at March 31, 2008 was $128.5 million.

The Company adopted Financial Accounting Standards Board Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“Statement 159”), which permits entities to measure many financial instruments and certain other items at fair value at specified election dates that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date. The provisions of Statement 159 were effective as of January 1, 2008. The Company did not elect the fair value option under this standard upon adoption.

Note 2: INTANGIBLE ASSETS AND GOODWILL

Definite-lived Intangibles

The Company has definite-lived intangible assets which consist primarily of transit and street furniture contracts and other contractual rights. Definite-lived intangible assets are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at March 31, 2008 and December 31, 2007:

(In thousands)	March 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture, and other contractual rights	$918,456	$654,343	$867,283	$613,897
Other	10,639	9,465	10,719	9,618

Total	$929,095	$663,808	$878,002	$623,515

Total amortization expense from definite-lived intangible assets for the three months ended March 31, 2008 and for the year ended December 31, 2007 was $13.0 million and $53.2 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2009	$48,538
2010	37,278
2011	26,721
2012	18,458
2013	17,554

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

Under the direct method, the Company aggregates its indefinite-lived intangible assets at the market level for purposes of impairment testing as prescribed by Emerging Issues Task Force issue 02-07, Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets. The Company’s key assumptions using the direct method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry normalized information.

The carrying amounts for billboard permits at March 31, 2008 and December 31, 2007 were $251.7 million and $251.1 million, respectively.

Goodwill

The Company tests goodwill for impairment using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The Company’s reporting unit for Americas is the reportable segment. The Company determined that each country in its International segment constitutes a reporting unit. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the three-month period ended March 31, 2008:

(In thousands)	Americas	International	Total
Balance as of December 31, 2007	$688,336	$474,253	$1,162,589
Acquisitions	25	18,465	18,490
Foreign currency	(276)	39,902	39,626

Balance as of March 31, 2008	$688,085	$532,620	$1,220,705

Note 3: OTHER DEVELOPMENTS

Acquisitions

During the three months ended March 31, 2008, the Company’s Americas segment paid $34.4 million for the acquisition of advertising structures and the final earnout payments for Interspace Airport Advertising, which the Company acquired in July 2006. The Company’s International segment paid $34.2 million primarily related to the acquisition of additional equity interests in outdoor companies and the acquisition of advertising structures.

Disposition of Assets

During the first quarter of 2008, the Company exchanged assets in one of its Americas markets for assets located in a different market and recognized a gain of $2.6 million in “Gain on disposition of assets – net.” In addition, the Company sold its 50% interest in Clear Channel Independent, a South African outdoor advertising company, and recognized a gain of $75.6 million in “Equity in earnings of nonconsolidated affiliates” based on the fair value of the equity securities received as consideration. The Company has classified these equity securities as available-for-sale on its consolidated balance sheet in accordance with Statement 115. The sale of Clear Channel Independent was structured as a tax free disposition, thereby resulting in no current tax expense recognized on the sale. As a result, the Company’s effective tax rate for the first quarter of 2008 was 8.3%.

Legal Proceedings

On October 20, 1998, Jorge Luis Cabrera, Sr. and Martha Serrano, as personal representatives of the Estate of Jorge Luis Cabrera, Jr., filed a lawsuit against the Company in the 11th Judicial Circuit in and for Miami-Dade County, Florida. The plaintiff alleged the Company negligently constructed, installed or maintained the electrical system in a bus shelter, which resulted in the death of Jorge Luis Cabrera, Jr. Martha Serrano settled her claims with the Company. On June 24, 2005, the jury rendered a verdict in favor of the plaintiff, and awarded the plaintiff $4.1 million in actual damages and $61.0 million in punitive damages. The Company filed a motion to have the punitive damages award reduced. The trial judge granted the Company’s motion. A final judgment in the amount of $4.1 million in compensatory damages and $12.3 million in punitive damages was signed on January 23, 2006. The Company has insurance coverage for up to approximately $50.0 million in damages for this matter. The Company has settled this lawsuit with the plaintiff.

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

Note 5: RELATED PARTY TRANSACTIONS

The Company records net amounts due to or from Clear Channel Communications as “Due from/to Clear Channel Communications” on the consolidated balance sheets. The accounts represent the revolving promissory note issued by the Company to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to the Company, up to a maximum of $1.0 billion. The accounts accrue interest pursuant to the Master Agreement based upon LIBOR plus a margin and are generally payable on demand. Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, the Company maintains collection bank accounts swept daily by Clear Channel Communications. In return, Clear Channel Communications funds the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment. The Company’s claim in relation to cash transferred from its concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account. At March 31, 2008 and December 31, 2007, the asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet was $151.9 million and $265.4 million, respectively. The net interest income for the three months ended March 31, 2008 and 2007 was $1.5 million and $0.5 million, respectively. At March 31, 2008, the interest rate on the “Due from Clear Channel Communications” account was 1.7%.

The Company has a note in the original principal amount of $2.5 billion to Clear Channel Communications which matures on August 2, 2010, and may be prepaid in whole at any time, or in part from time to time. This note accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. This note is mandatorily payable upon a change of control of the Company and, subject to certain exceptions, all proceeds from debt or equity raised by the Company must be used to prepay such note. At March 31, 2008, the interest rate on the $2.5 billion note was 5.8%.

Clear Channel Communications has a five-year, multi-currency revolving credit facility in the amount of $1.75 billion. Certain of the Company’s International subsidiaries may borrow under a $150.0 million sub-limit within this credit facility to the extent Clear Channel Communications has not already borrowed against this capacity. This sub-limit allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provide funds to the Company’s International operations for certain working capital needs. Certain of the Company’s International subsidiary borrowings under this sub-limit are guaranteed by Clear Channel Communications. The interest rate is based upon LIBOR or, for Euro denominated borrowings, EURIBOR, plus a margin. At March 31, 2008, there was no outstanding balance on this sublimit, and $150.0 million was available for future borrowings, with the entire balance to be paid on July 12, 2009.

The Company provides advertising space on its billboards for radio stations owned by Clear Channel Communications. For the three months ended March 31, 2008 and 2007, the Company recorded $1.7 million and $1.9 million, respectively, in revenue for these advertisements.

Under the Corporate Services Agreement between Clear Channel Communications and the Company, Clear Channel Communications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services. These services are charged to the Company based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For the three months ended March 31, 2008 and 2007, the Company recorded $6.5 million and $5.9 million, respectively, as a component of corporate expenses for these services.

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

Pursuant to the Employee Matters Agreement, the Company’s employees participate in Clear Channel Communications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan. These costs are recorded as a component of selling, general and administrative expenses and were approximately $2.9 million and $2.5 million for the three months ended March 31, 2008 and 2007, respectively.

Note 6: SEGMENT DATA

The Company has two reportable segments – Americas and International. The Americas segment primarily includes operations in the United States, Canada and Latin America, and the International segment includes operations in Europe, Asia and Australia. Share-based payments are recorded by each segment in direct operating and selling, general and administrative expenses.

(In thousands)	Americas	International	Corporate expenses and gain on disposition of assets - net	Consolidated
Three months ended March 31, 2008
Revenue	$333,362	$442,217	$—	$775,579
Direct operating expenses	156,245	314,589	—	470,834
Selling, general and administrative expenses	58,375	86,235	—	144,610
Depreciation and amortization	50,099	54,991	—	105,090
Corporate expenses	—	—	16,234	16,234
Gain on disposition of assets - net	—	—	2,372	2,372

Operating income (loss)	$68,643	$(13,598)	$(13,862)	$41,183

Identifiable assets	$2,904,243	$2,877,597	$321,423	$6,103,263
Capital expenditures	$30,050	$43,251	$—	$73,301
Share-based payments	$1,538	$392	$178	$2,108

Three months ended March 31, 2007
Revenue	$317,023	$373,833	$—	$690,856
Direct operating expenses	134,914	259,291	—	394,205
Selling, general and administrative expenses	54,243	73,290	—	127,533
Depreciation and amortization	46,561	49,109	—	95,670
Corporate expenses	—	—	15,343	15,343
Gain on disposition of assets - net	—	—	7,092	7,092

Operating income (loss)	$81,305	$(7,857)	$(8,251)	$65,197

Identifiable assets	$2,764,927	$2,391,523	$247,492	$5,403,942
Capital expenditures	$22,582	$24,671	$—	$47,253
Share-based payments	$1,126	$241	$73	$1,440

Revenue of $470.2 million and $393.3 million and identifiable assets of $3.1 billion and $2.7 billion derived from the Company’s foreign operations are included in the data above for the three months ended March 31, 2008 and 2007, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited interim financial statements and accompanying notes thereto to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The information included herein should be read in conjunction with the quarterly and annual financial statements.

Description of Business

Our revenue is derived from selling advertising space on displays owned or operated, consisting primarily of billboards, street furniture and transit displays. We own the majority of our advertising displays, which typically are located on sites that we either lease or own or for which we have acquired permanent easements. Our advertising contracts with clients typically outline the number of displays reserved, the duration of the advertising campaign and the unit price per display.

Our advertising rates are based on a number of different factors including location, competition, size of display, illumination, market and gross ratings points. Gross ratings points is the total number of impressions delivered by a display or group of displays, expressed as a percentage of a market population. The number of impressions delivered by a display is measured by the number of people passing the site during a defined period of time and, in some International markets, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic. Management typically monitors our business by reviewing the average rates, average revenue per display, or yield, occupancy and inventory levels of each of our display types by market. In addition, because a significant portion of our advertising operations are conducted in foreign markets, the largest being France and the United Kingdom, management reviews the operating results from our foreign operations on a constant dollar basis. A constant dollar basis allows for comparison of operations independent of foreign exchange movements.

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

In our International business, normal market practice is to sell billboards and street furniture as network packages with contract terms typically ranging from one to two weeks, compared to contract terms typically ranging from 4 weeks to one year in the United States. In addition, competitive bidding for street furniture and transit contracts, which constitute a larger portion of our International business, and a different regulatory environment for billboards, result in higher site lease cost in our International business compared to our Americas business. As a result, our margins are typically less in our International business than in the Americas.

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

Relationship with Clear Channel Communications

On September 25, 2007, Clear Channel Communications’ shareholders approved the Merger Agreement with a group of equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. Clear Channel Communications anticipated the merger would close by the end of the first quarter of 2008. However, on March 26, 2008, Clear Channel Communications, joined by CC Media Holdings, Inc., sued the banks who had committed to financing the debt connected to the merger for tortious interference. A trial date is set for June 2, 2008. Clear Channel Communications is unable to estimate a closing date at this time and is not certain that a closing will occur.

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

Under the Corporate Services Agreement, Clear Channel Communications allocates to us our share of costs for services provided on our behalf based on actual direct costs incurred by Clear Channel Communications or an estimate of Clear Channel Communications’ expenses incurred on our behalf. For the three months ended March 31, 2008 and 2007, we recorded approximately $6.5 million and $5.9 million, respectively, as a component of corporate expenses for these services.

Share-Based Payments

As of March 31, 2008, there was $18.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately three years. The following table details compensation costs related to share-based payments for the three months ended March 31, 2008 and 2007:

(In thousands)	Three Months Ended March 31,
	2008	2007
Direct operating expenses	$1,420	$986
Selling, general and administrative expenses	510	381
Corporate expenses	178	73

Total share-based payments	$2,108	$1,440

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007 is as follows:

(In thousands)	Three Months Ended March 31,		% Change
	2008	2007
Revenue	$775,579	$690,856	12%
Operating expenses:
Direct operating expenses	470,834	394,205	19%
Selling, general and administrative expenses	144,610	127,533	13%
Depreciation and amortization	105,090	95,670	10%
Corporate expenses	16,234	15,343	6%
Gain on disposition of assets – net	2,372	7,092

Operating income	41,183	65,197	(37%)
Interest expense (including interest on debt with Clear Channel Communications)	36,624	40,069
Equity in earnings of nonconsolidated affiliates	78,043	125
Other income (expense) – net	12,547	(44)

Income before income taxes and minority interest	95,149	25,209
Income tax (expense) benefit:
Current	4,901	(6,877)
Deferred	(12,801)	(3,764)

Income tax (expense) benefit	(7,900)	(10,641)
Minority interest income, net of tax	1,657	1,516

Net income	$88,906	$16,084

Revenue

Our revenue increased $84.7 million during the first quarter of 2008 compared to the same period of 2007. Our International revenue increased $68.4 million, with roughly $46.4 million from movements in foreign exchange. The remainder of our International revenue growth was mostly associated with increases in China, Italy, Spain and Australia. Our Americas revenue grew $16.3 million primarily from increases in airport and street furniture revenues as well as digital display revenue.

Direct Operating Expenses

Direct operating expenses increased $76.6 million during the first quarter of 2008 compared to the same period of 2007. Our International segment contributed $55.3 million of the increase, of which $31.7 million related to movements in foreign exchange and the remainder of the increase was associated with an increase in site lease expenses. Americas direct operating expenses increased $21.3 million driven by increased site lease expenses associated with new contracts and the increase in airport, street furniture and digital display revenues.

Selling, General and Administrative Expenses (SG&A)

SG&A increased $17.1 million during the first quarter of 2008 compared to the same period of 2007. Our international SG&A expenses increased $12.9 million primarily attributable to $8.9 million from movements in foreign exchange. SG&A increased $4.1 million in our Americas segment principally related to an increase in commission expenses associated with increased revenue.

Depreciation and Amortization

Depreciation and amortization increased $9.4 million during the three months ended March 31, 2008 as compared to the same period of 2007. The increase was primarily due to foreign exchange.

Gain on Disposition of Assets — Net

The gain on disposition of assets – net for the three months ended March 31, 2008 decreased $4.7 million from $7.1 million in 2007 to $2.4 million in 2008. During the first quarter of 2008, we exchanged assets in one of our Americas markets for assets located in a different market and recognized a gain of $2.6 million in “Gain on disposition of assets – net.” The gain in 2007 primarily related to $5.5 million for the sale of International street furniture assets.

Interest Expense (Including Interest on Debt with Clear Channel Communications)

Interest expense decreased $3.4 million during the three months ended March 31, 2008 as compared to the same period of 2007. The decrease was mainly due to a decline in the interest rate on the $2.5 billion note to Clear Channel Communications. If the proposed merger transaction between Clear Channel Communications and private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners L.P. is consummated, we expect interest expense will increase.

Equity in Earnings of Nonconsolidated Affiliates

Equity in earnings of nonconsolidated affiliates increased $77.9 million during the three months ended March 31, 2008 as compared to the same period of 2007. In the first quarter of 2008, we sold our 50% interest in Clear Channel Independent, a South African outdoor advertising company, and recognized a gain of $75.6 million.

Other Income (Expense) — Net

Other income of $12.5 million during the three months ended March 31, 2008 primarily relates to foreign exchange transaction gains on short-term intercompany accounts.

Income Taxes

Our operations are included in a consolidated income tax return filed by Clear Channel Communications. However, for our financial statements, our provision for income taxes was computed on the basis that we file separate consolidated income tax returns with our subsidiaries.

Current tax expense decreased $11.8 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 primarily due to current tax benefits of approximately $8.6 million recorded in 2008 related to additional tax depreciation deductions as a result of the bonus depreciation provisions enacted as part of the Economic Stimulus Act of 2008. Additionally, we sold our 50% interest in Clear Channel Independent, which was structured as a tax free disposition. The sale resulted in a gain of $75.6 million with no current tax expense.

Deferred tax expense increased $9.0 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 primarily due to the additional tax depreciation deductions in 2008 mentioned above.

Americas Results of Operations

(In thousands)	Three Months Ended March 31,		% Change
	2008	2007
Revenue	$333,362	$317,023	5%
Direct operating expenses	156,245	134,914	16%
Selling, general and administrative expenses	58,375	54,243	8%
Depreciation and amortization	50,099	46,561	8%

Operating income	$68,643	$81,305	(16)%

Revenue increased approximately $16.3 million during the first quarter of 2008 compared to the first quarter of 2007 primarily from increases in airport and street furniture revenues as well as digital display revenue. The increase in street furniture revenue was primarily the result of a new contract in San Francisco while the increase in airport revenue was due to increased rates and occupancy. We benefited from contract wins in our airport business as well. Digital display revenue growth was primarily attributable to an increase in digital displays. Partially offsetting the revenue increase was a decline in bulletin and poster revenue of approximately $4.5 million. The decline in bulletin revenue was primarily attributable to decreased occupancy while the decline in poster revenue was primarily attributable to a decrease in rate. Leading advertising categories during the quarter were telecommunications, retail, automotive, financial services and amusements. Revenue growth was led by Los Angeles, San Francisco, Seattle and Milwaukee and the America’s international markets of Canada, Mexico and Peru.

Our Americas direct operating expenses increased $21.3 million primarily from higher site lease expenses of $18.9 million. Approximately $8.9 million of this increase was associated with new airport and street furniture contracts and the remainder was primarily associated with the increase in airport, street furniture and digital revenue. Our SG&A expenses increased $4.1 million primarily from commission expenses associated with the increase in revenue.

International Results of Operations

(In thousands)	Three Months Ended March 31,		% Change
	2008	2007
Revenue	$442,217	$373,833	18%
Direct operating expenses	314,589	259,291	21%
Selling, general and administrative expenses	86,235	73,290	18%
Depreciation and amortization	54,991	49,109	12%

Operating income	$(13,598)	$(7,857)	NA

Revenue increased approximately $68.4 million, with roughly $46.4 million from movements in foreign exchange. The remainder of the revenue growth was primarily attributable to growth in China, Italy, Spain, Romania and Australia, partially offset by a revenue decline in the United Kingdom. We experienced weak advertising markets in both France and the United Kingdom during the quarter. China, Italy, Spain and Australia all benefited from strong advertising environments. We acquired operations in Romania at the end of the second quarter of 2007, which contributed to the revenue growth in 2008. We also benefited from political spending for the national elections in Italy. The revenue growth in Spain was primarily a result of our Barcelona bike contract, which we began operating during the first quarter of 2007.

Direct operating expenses increased $55.3 million. Included in the increase is approximately $31.7 million related to movements in foreign exchange. The remaining increase in direct operating expenses was primarily attributable to an increase in site lease expenses and other direct operating expenses associated with the increase in revenue. SG&A expenses increased $12.9 million in 2008 over 2007 from approximately $8.9 million related to movements in foreign exchange and an increase in selling expenses associated with the increase in revenue.

Reconciliation of Segment Operating Income (Loss)

(In thousands)	Three Months Ended March 31,
	2008	2007
Americas	$68,643	$81,305
International	(13,598)	(7,857)
Corporate expenses	(16,234)	(15,343)
Gain on disposition of assets – net	2,372	7,092

Consolidated operating income	$41,183	$65,197

LIQUIDITY AND CAPITAL RESOURCES

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

Also, so long as Clear Channel Communications maintains a significant interest in us, pursuant to the Master Agreement between Clear Channel Communications and us, Clear Channel Communications will have the option to limit our ability to incur debt or issue equity securities, which could adversely affect our ability to meet our liquidity needs.

Cash Flows

The following table summarizes our historical cash flows:

(In thousands)	Three Months Ended March 31,
	2008	2007
Cash provided by (used in):
Operating activities	$55,193	$86,449
Investing activities	$(126,880)	$(49,441)
Financing activities	$44,079	$(33,568)

Operating Activities:

Net cash provided by operating activities of $55.2 million for the three months ended March 31, 2008 principally reflected net income of $88.9 million and depreciation and amortization of $105.1 million. In addition, we recorded a $75.6 million gain in equity in earnings of nonconsolidated affiliates related to the sale of our 50% interest in Clear Channel Independent based on the fair value of the equity securities received as consideration. Also offsetting the net cash provided by operating activities was a negative change in working capital of $74.4 million. Net cash provided by operating activities of $86.4 million for the three months ended March 31, 2007 principally reflected net income of $16.1 million and depreciation and amortization of $95.7 million. Net cash flow provided by operating activities was partially offset by a negative change in working capital of $24.3 million.

Investing Activities:

Net cash used in investing activities of $126.9 million for the three months ended March 31, 2008 mainly reflected capital expenditures of $73.3 million related to purchases of property, plant and equipment and $68.6 million related to acquisitions of operating assets. Net cash used in investing activities of $49.4 million for the three months ended March 31, 2007 principally reflected capital expenditures of $47.3 million related to purchases of property, plant and equipment and $12.2 million related to acquisitions of operating assets.

Financing Activities:

Net cash provided by financing activities of $44.1 million for the three months ended March 31, 2008 reflected net transfers from Clear Channel Communications of $113.5 million, partially offset by a net reduction in debt of $71.1 million. Net cash used in financing activities of $33.6 million for the three months ended March 31, 2007 principally related to net reductions in debt of $31.1 million and a net transfer of cash from Clear Channel Communications of $7.8 million.

Anticipated Cash Requirements:

We expect to fund anticipated cash requirements (including payments of principal and interest on outstanding indebtedness and commitments, acquisitions and anticipated capital expenditures) for the foreseeable future with cash flows from operations, borrowing under the cash management note with Clear Channel Communications, and various externally generated funds.

SOURCES OF CAPITAL

As of March 31, 2008 and December 31, 2007, we had the following debt outstanding, cash and cash equivalents and amounts due from Clear Channel Communications:

(In millions)	March 31, 2008	December 31, 2007
Bank credit facility	$—	$80.0
Debt with Clear Channel Communications	2,500.0	2,500.0
Other borrowings	114.4	102.0

Total debt	2,614.4	2,682.0
Less: Cash and cash equivalents	108.6	134.9
Less: Due from Clear Channel Communications	151.9	265.4

	$2,353.9	$2,281.7

Bank Credit Facility

In addition to net cash flows from operations, another source of liquidity is through borrowings under a $150.0 million sub-limit included in Clear Channel Communications’ five-year, multicurrency $1.75 billion revolving credit facility. Certain of our International subsidiaries may borrow under the sub-limit to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. The interest rate on outstanding balances under the credit facility is based upon LIBOR or, for Euro denominated borrowings, EURIBOR, plus, in each case, a margin. At March 31, 2008 and May 7, 2008, there was no outstanding balance on the sub-limit, and $150.0 million was available for future borrowings, with the entire balance to be paid on July 12, 2009.

Debt With Clear Channel Communications

As part of the day-to-day cash management services provided by Clear Channel Communications, we maintain accounts that represent net amounts, up to a maximum of $1.0 billion, due to or from Clear Channel Communications, which is recorded as “Due from/to Clear Channel Communications” on the consolidated balance sheets. The accounts represent our revolving promissory note issued by us to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to us. The accounts accrue interest pursuant to the Master Agreement based upon LIBOR plus a margin and are generally payable on demand. Included in the account are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, we maintain collection bank accounts swept daily by Clear Channel Communications. In return, Clear Channel Communications funds our controlled disbursement accounts as checks or electronic payments are presented for payment. Our claim in relation to cash transferred from our concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account. At March 31, 2008 and December 31, 2007, the asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheets was $151.9 million and $265.4 million, respectively. The net interest income for the three months ended March 31, 2008 and 2007 was $1.5 million and $0.5 million, respectively. At March 31, 2008, the interest rate on the “Due from Clear Channel Communications” account was 1.7%.

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

We have a note in the original principal amount of $2.5 billion to Clear Channel Communications which matures on August 2, 2010, and may be prepaid in whole at any time, or in part from time to time. The note accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. This note is mandatorily payable upon a change of control of us and, subject to certain exceptions, all proceeds from debt or equity raised by us must be used to prepay such note. At March 31, 2008, the interest rate on the $2.5 billion note was 5.8%.

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

As long as Clear Channel Communications maintains a significant interest in us, pursuant to the Master Agreement between Clear Channel Communications and us, Clear Channel Communications will have the option to limit our ability to incur debt or issue equity securities, which could adversely affect our ability to meet our liquidity needs. In addition, the $2.5 billion note requires us to prepay it in full upon a change of control (as defined in the note), and, upon our issuances of equity and incurrence of debt, subject to certain exceptions, to prepay the note in the amount of net proceeds received from such events. Under the Master Agreement with Clear Channel Communications and the $2.5 billion note, we are limited in our borrowing from third parties to no more than $400.0 million.

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

The significant covenants contained in the Clear Channel Communications $1.75 billion revolving credit facility relate to leverage and interest coverage (as defined in the credit facility). The leverage ratio covenant requires Clear Channel Communications to maintain a ratio of consolidated funded indebtedness to operating cash flow (as defined by the credit facility) of less than 5.25x. The interest coverage covenant requires Clear Channel Communications to maintain a minimum ratio of operating cash flow to interest expense (as defined by the credit facility) of 2.50x. At March 31, 2008, Clear Channel Communications’ leverage and interest coverage ratios were 2.4x and 5.6x, respectively.

There are no significant covenants or events of default contained in the cash management note issued by Clear Channel Communications to us or the cash management note issued by us to Clear Channel Communications.

At March 31, 2008, we and Clear Channel Communications were in compliance with all debt covenants.

USES OF CAPITAL

Acquisitions

During the three months ended March 31, 2008, our Americas segment paid $34.4 million for the acquisition of advertising structures and the final earnout payments for Interspace Airport Advertising, which we acquired in July 2006. Our International segment paid $34.2 million primarily related to the acquisition of additional equity interests in outdoor companies and the acquisition of advertising structures.

During 2008, we exchanged assets in one of our Americas markets for assets located in a different market and recognized a gain of $2.6 million in “Gain on disposition of assets – net.” In addition, we sold our 50% interest in Clear Channel Independent and recognized a gain of $75.6 million in “Equity in earnings of nonconsolidated affiliates” based on the fair value of the equity securities received.

Capital Expenditures

Our capital expenditures have consisted of the following:

(In millions)	Three Months Ended March 31,
	2008	2007
Non-revenue producing	$23.0	$17.9
Revenue producing	50.3	29.4

Total capital expenditures	$73.3	$47.3

Commitments, Contingencies and Guarantees

From time to time, we are involved in legal proceedings arising in the ordinary course of business. Under our agreements with Clear Channel Communications, we have assumed and will indemnify Clear Channel Communications for liabilities related to our business. Other than as described in our Annual Report on Form 10-K for the year ended December 31, 2007 and Note 3 of the Notes to the Consolidated Financial Statements, we do not believe there is any litigation pending that would have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flow.

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

MARKET RISK

Interest Rate Risk

We had approximately $2.6 billion total debt outstanding as of March 31, 2008, of which $2.5 billion is debt with Clear Channel Communications, $84.9 million is variable based on market interest rates and the remainder is fixed rate debt. The debt with Clear Channel Communications accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. At March 31, 2008, 19% of Clear Channel Communications’ debt was variable based on market interest rates. Each 50 basis point increase or decrease in interest rates would increase or decrease our interest expense and cash outlay for the three months ended March 31, 2008 by approximately $0.7 million. This potential increase or decrease is based on the simplified assumption that the level of floating rate debt remains constant with an immediate across-the-board increase or decrease as of March 31, 2008, with no subsequent change in rates for the remainder of the period. This potential increase or decrease does not include any adjustment for a change in the fixed rate debt of Clear Channel Communications, which currently constitutes 81% of its total debt. The cost of Clear Channel Communications’ fixed rate debt is likely to increase in the event of the consummation of the currently pending merger which would increase our interest expense on our $2.5 billion of debt with Clear Channel Communications.

Foreign Currency Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies, except in the hyperinflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported net income of approximately $75.8 million for the three months ended March 31, 2008. We estimate a 10% change in the value of the U.S. dollar relative to foreign currencies would have changed our net income for the three months ended March 31, 2008, by approximately $7.6 million.

This analysis does not consider the implication such currency fluctuations could have on the overall economic activity that could exist in such an environment in the United States or the foreign countries or on the results of operations of these foreign entities.

Risks Regarding Forward-Looking Statements

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

•	the impact of the geopolitical environment;

•	our ability to integrate the operations of recently acquired companies;

•	shifts in population and other demographics;

•	industry conditions, including competition;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	changes in labor conditions;

•	fluctuations in exchange rates and currency values;

•	capital expenditure requirements;

•	the outcome of pending and future litigation settlements;

•	legislative or regulatory requirements;

•	interest rates;

•	the effect of leverage on our financial position and earnings;

•	taxes;

•	access to capital markets; and

•	certain other factors set forth in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2007.

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

There were no changes in our internal control over financial reporting that occurred during the most recent three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007. There have not been any material changes in the risk factors disclosed in the Annual Report on Form 10-K.

Additional information relating to risk factors is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Risks Regarding Forward-Looking Statements.”

Item 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 31, 2006).

3.2	Amended and Restated Bylaws of the Clear Channel Outdoor Holdings, Inc. as amended (incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K filed February 14, 2008).

4.1	Form of Specimen Class A Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-127375 (the “Registration Statement”)).

4.2	Form of Specimen Class B Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 4.2 to the Registration Statement).

11*	Statement re: Computation of Per Share Earnings.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

May 9, 2008	/s/ Randall T. Mays
Randall T. Mays
Chief Financial Officer

May 9, 2008	/s/ Herbert W. Hill, Jr.
Herbert W. Hill, Jr.
Senior Vice President and Chief Accounting Officer