Form 10-Q
period 2008-06-30
Clear Channel Outdoor Holdings, Inc.
filed 2008-08-11
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2008
Class A Common Stock, $.01 par value	40,698,370
Class B Common Stock, $.01 par value	315,000,000

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

PART I

Item 1.	UNAUDITED FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Current Assets
Cash and cash equivalents	$81,677	$134,897
Accounts receivable, less allowance of $34,465 at June 30, 2008 and $29,741 at December 31, 2007	1,006,425	927,694
Due from Clear Channel Communications	267,074	265,448
Prepaid expenses	93,373	85,519
Other current assets	218,490	193,549

Total Current Assets	1,667,039	1,607,107

Property, Plant and Equipment
Land, buildings and improvements	374,991	368,321
Structures	4,026,209	3,901,940
Furniture and other equipment	260,209	258,536
Construction in progress	83,422	74,553

	4,744,831	4,603,350
Less accumulated depreciation	2,446,336	2,359,242

	2,298,495	2,244,108

Intangible Assets
Definite-lived intangibles, net	267,058	254,487
Indefinite-lived intangibles – permits	251,902	251,095
Goodwill	1,209,259	1,162,589

Other Assets
Notes receivable	3,273	3,426
Investments in, and advances to, nonconsolidated affiliates	58,331	108,007
Deferred tax asset	153,831	186,167
Other assets	119,772	118,618
Other investments	95,856	—

Total Assets	$6,124,816	$5,935,604

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

(In thousands)

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Current Liabilities
Accounts payable	$118,090	$138,290
Accrued expenses	545,632	536,022
Accrued interest	1,648	1,074
Accrued income taxes	1,172	33,154
Deferred income	171,886	121,558
Current portion of long-term debt	82,255	87,099
Deferred tax liabilities	2,641	4,095

Total Current Liabilities	923,324	921,292

Long-term debt	14,729	94,922
Debt with Clear Channel Communications	2,500,000	2,500,000
Other long-term liabilities	246,070	220,796

Minority interest	221,381	215,864
Commitments and contingent liabilities (Note 4)

Shareholders’ Equity
Class A common stock	407	405
Class B common stock	3,150	3,150
Additional paid-in capital	1,314,276	1,304,359
Retained earnings	596,644	427,391
Accumulated other comprehensive income	305,150	247,478
Cost of shares held in treasury	(315)	(53)

Total Shareholders’ Equity	2,219,312	1,982,730

Total Liabilities and Shareholders’ Equity	$6,124,816	$5,935,604

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Revenue	$1,690,387	$1,527,569	$914,808	$836,713
Operating expenses:
Direct operating expenses (includes share-based payments of $3,957, $3,147, $2,537 and $2,161 for the six and three months ended June 30, 2008 and 2007, respectively, and excludes depreciation and amortization)	961,078	823,348	490,244	429,143
Selling, general and administrative expenses (includes share-based payments of $1,423, $1,215, $913 and $834 for the six and three months ended June 30, 2008 and 2007, respectively, and excludes depreciation and amortization)	295,644	262,090	151,034	134,557
Depreciation and amortization	209,854	193,823	104,764	98,153
Corporate expenses (includes share-based payments of $509, $241, $331 and $168 for the six and three months ended June 30, 2008 and 2007, respectively, and excludes depreciation and amortization)	34,053	28,614	17,819	13,271
Gain on disposition of assets – net	8,472	8,296	6,100	1,204

Operating income	198,230	227,990	157,047	162,793
Interest expense on debt with Clear Channel Communications	72,956	77,193	36,953	38,904
Interest expense	3,409	3,807	1,314	1,521
Interest income on Due from Clear Channel Communications	2,160	992	686	486
Equity in earnings of nonconsolidated affiliates	79,709	2,945	1,666	2,820
Other income (expense) – net	10,298	996	(2,249)	1,040

Income before income taxes and minority interest	214,032	151,923	118,883	126,714
Income tax expense:
Current	25,363	50,946	30,264	44,069
Deferred	22,524	10,594	9,723	6,830

Income tax expense	47,887	61,540	39,987	50,899
Minority interest income (expense), net of tax	3,108	(5,702)	1,451	(7,218)

Net income	169,253	84,681	80,347	68,597
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	80,176	44,127	(736)	35,088
Foreign currency reclassification adjustment for sale of foreign subsidiary	2,588	—	—	—
Unrealized loss on marketable securities	(25,092)	—	(25,085)	—

Comprehensive income	$226,925	$128,808	$54,526	$103,685

Net income per common share:
Basic	$.48	$.24	$.23	$.19
Weighted average common shares outstanding – Basic	355,159	354,740	355,239	354,876
Diluted	$.48	$.24	$.23	$.19
Weighted average common shares outstanding – Diluted	355,770	355,729	355,746	355,951

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows provided by (used in) operating activities:
Net income	$169,253	$84,681

Reconciling items:
Depreciation and amortization	209,854	193,823
Deferred taxes	22,524	10,594
Provision for doubtful accounts	6,539	3,853
Gain on sale of operating and fixed assets	(8,472)	(8,296)
Equity in earnings of nonconsolidated affiliates	(79,709)	(2,945)
Other reconciling items, net	2,604	9,903
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions	(76,474)	(46,719)

Net cash provided by operating activities	246,119	244,894

Cash flows provided by (used in) investing activities:
Decrease (increase) in notes receivable, net	153	(269)
Decrease (increase) in investments in, and advances to nonconsolidated affiliates – net	9,704	462
Purchases of property, plant and equipment	(173,289)	(112,118)
Proceeds from disposal of assets	34,786	11,631
Acquisition of operating assets, net of cash acquired	(83,592)	(32,732)
Decrease (increase) in other – net	(5,460)	(16,592)

Net cash used in investing activities	(217,698)	(149,618)

Cash flows provided by (used in) financing activities:
Draws on credit facilities	70,658	26,772
Payments on credit facilities	(158,614)	(60,502)
Proceeds from long-term debt	3,746	12,481
Payments on long-term debt	(4,599)	(11,867)
Net transfers (to) from Clear Channel Communications	(1,626)	(78,777)
Proceeds from exercise of stock options	4,261	8,618
Other, net	(262)	(84)

Net cash used in financing activities	(86,436)	(103,359)

Effect of exchange rate changes on cash	4,795	(2,652)

Net (decrease) increase in cash and cash equivalents	(53,220)	(10,735)

Cash and cash equivalents at beginning of period	134,897	105,395

Cash and cash equivalents at end of period	$81,677	$94,660

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

The consolidated financial statements include the accounts of the Company and its subsidiaries and give effect to allocations of expenses from Clear Channel Communications, Inc. (“Clear Channel Communications”). These allocations were made on a specifically identifiable basis or using relative percentages of headcount or other methods management considered to be a reasonable reflection of the utilization of services provided. Significant intercompany transactions have been eliminated in consolidation. Investments in nonconsolidated affiliates are accounted for using the equity method of accounting.

Clear Channel Communications’ Merger

Clear Channel Communications completed the merger with a group of equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. on July 30, 2008. Clear Channel Communications is now owned indirectly by CC Media Holdings, Inc. There are several agreements which govern the Company’s relationship with Clear Channel Communications including the Corporate Services Agreement, Employee Matters Agreement and Tax Matters Agreement. Clear Channel Communications has the right to terminate these agreements in various circumstances. As of the date of the filing of this report, no notice of termination of any of these agreements has been received from Clear Channel Communications. The Company’s agreements with Clear Channel Communications will continue under the same terms and conditions subsequent to the merger.

As a result of the merger, Clear Channel Communications’ $1.75 billion revolving credit facility, including the $150.0 million sub-limit, was terminated. The facility was replaced with a $2.0 billion six year revolving credit facility, which includes a $150.0 million sub-limit that certain of our International subsidiaries may borrow against to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility.

CC Media Holdings, Inc. and Clear Channel Communications will account for their merger as a purchase business combination in conformity with Statement of Financial Accounting Standards No. 141, Business Combinations, and Emerging Issues Task Force Issue 88-16, Basis in Leveraged Buyout Transactions. Purchase accounting adjustments, including goodwill, will be pushed down to the financial statements of the Company. Clear Channel Communications is currently in the process of obtaining third-party valuations of certain of the assets and liabilities in order to allocate the purchase price. Clear Channel Communications will complete its purchase price allocation within one year of the closing of the acquisition.

Recent Accounting Pronouncement

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets (“Statement 142”). FSP FAS 142-3 removes an entity’s requirement under paragraph 11 of Statement 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions. It is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and early adoption is prohibited. The Company will adopt FSP FAS 142-3 on January 1, 2009. The Company is unable to estimate the impact of adoption at this time due to the fact that FSP FAS 142-3 is dependent upon acquisitions that may or may not happen in the future.

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

The Company holds available-for-sale marketable equity securities classified in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“Statement 115”). These equity securities are measured at fair value on each reporting date using quoted prices in active markets. Due to the fact that the inputs used to measure the equity securities at fair value are observable, the Company has categorized the securities as Level 1. The fair value of these securities at June 30, 2008 was $95.9 million.

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

Note 2: INTANGIBLE ASSETS AND GOODWILL

Definite-lived Intangibles

The Company has definite-lived intangible assets which consist primarily of transit and street furniture contracts and other contractual rights. Definite-lived intangible assets are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at June 30, 2008 and December 31, 2007:

(In thousands)	June 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture, and other contractual rights	$931,941	$666,231	$867,283	$613,897
Other	11,830	10,482	10,719	9,618

Total	$943,771	$676,713	$878,002	$623,515

Total amortization expense from definite-lived intangible assets for the six and three months ended June 30, 2008 and for the year ended December 31, 2007 was $26.2 million, $13.2 million and $53.2 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2009	$49,374
2010	38,038
2011	27,738
2012	19,882
2013	19,277

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

The carrying amounts for billboard permits at June 30, 2008 and December 31, 2007 were $251.9 million and $251.1 million, respectively.

Goodwill

The Company tests goodwill for impairment using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The Company’s reporting unit for Americas is the reportable segment. The Company determined that each country in its International segment constitutes a reporting unit. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the six-month period ended June 30, 2008:

(In thousands)	Americas	International	Total
Balance as of December 31, 2007	$688,336	$474,253	$1,162,589
Acquisitions	—	12,686	12,686
Foreign currency	(62)	35,121	35,059
Adjustments	(1,075)	—	(1,075)

Balance as of June 30, 2008	$687,199	$522,060	$1,209,259

Note 3: OTHER DEVELOPMENTS

Acquisitions

During the six months ended June 30, 2008, the Company’s Americas segment paid $45.9 million for the acquisition of advertising structures and the final earnout payments for Interspace Airport Advertising, which the Company acquired in July 2006. The Company’s International segment paid $37.7 million primarily related to the acquisition of additional equity interests in outdoor companies and the acquisition of advertising structures.

Disposition of Assets

During the first quarter of 2008, the Company exchanged assets in one of its Americas markets for assets located in a different market and recognized a gain of $2.6 million in “Gain on disposition of assets – net.” In addition, the Company sold its 50% interest in Clear Channel Independent, a South African outdoor advertising company, and recognized a gain of $75.6 million in “Equity in earnings of nonconsolidated affiliates” based on the fair value of the equity securities received as consideration. The Company has classified these equity securities as available-for-sale on its consolidated balance sheet in accordance with Statement 115. The sale of Clear Channel Independent was a tax free disposition, thereby resulting in no current tax expense recognized on the sale. As a result, the Company’s effective tax rate for the six months ended June 30, 2008 was 22.4%.

The Company’s effective tax rate for the three months ended June 30, 2008 was 33.6% as compared to 40.2% for the same period of the prior year. The decline was primarily due to an increase in Income before income taxes and minority interest in certain foreign jurisdictions that resulted in a lower overall effective tax rate in 2008.

Legal Proceedings

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

Note 5: RELATED PARTY TRANSACTIONS

The Company records net amounts due to or from Clear Channel Communications as “Due from/to Clear Channel Communications” on the consolidated balance sheets. The accounts represent the revolving promissory note issued by the Company to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to the Company, up to a maximum of $1.0 billion. The accounts accrue interest pursuant to the Master Agreement and are generally payable on demand. Interest on the cash management note owed by the Company accrues on the daily net negative cash position based upon LIBOR plus a margin. Interest on the cash management note owed by Clear Channel Communications accrues interest on the daily net positive cash position based upon the average one-month generic treasury bill rate. Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, the Company maintains collection bank accounts swept daily by Clear Channel Communications. In return, Clear Channel Communications funds the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment. The Company’s claim in relation to cash transferred from its concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account. At June 30, 2008 and December 31, 2007, the asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet was $267.1 million and $265.4 million, respectively. The net interest income for the six months ended June 30, 2008 and 2007 was $2.2 million and $1.0 million, respectively. The net interest income for the three months ended June 30, 2008 and 2007 was $0.7 million and $0.5 million, respectively. At June 30, 2008, the interest rate on the “Due from Clear Channel Communications” account was 1.7%.

The Company has a note in the original principal amount of $2.5 billion to Clear Channel Communications which matures on August 2, 2010, and may be prepaid in whole at any time, or in part from time to time. This note accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. This note is mandatorily payable upon a change of control of the Company and, subject to certain exceptions, all proceeds from debt or equity raised by the Company must be used to prepay such note. At June 30, 2008, the interest rate on the $2.5 billion note was 5.9%.

At June 30, 2008, Clear Channel Communications had a five-year, multi-currency revolving credit facility in the amount of $1.75 billion. Certain of the Company’s International subsidiaries could borrow under a $150.0 million sub-limit within this credit facility to the extent Clear Channel Communications had not already borrowed against this capacity. This sub-limit allowed for borrowings in various foreign currencies, which were used to hedge net assets in those currencies and provided funds to the Company’s International operations for certain working capital needs. Certain of the Company’s International subsidiary borrowings under this sub-limit were guaranteed by Clear Channel Communications. The interest rate was based upon LIBOR or, for Euro denominated borrowings, EURIBOR, plus a margin. At June 30, 2008, there was no outstanding balance on this sub-limit. The facility was terminated on July 30, 2008, in conjunction with Clear Channel Communications’ merger. The facility was replaced with a $2.0 billion six year revolving credit facility, which includes a $150.0 million sub-limit that certain of our International subsidiaries may borrow against to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility.

The Company provides advertising space on its billboards for radio stations owned by Clear Channel Communications. For the six months ended June 30, 2008 and 2007, the Company recorded $4.2 million and $6.8 million, respectively, in revenue for these advertisements. For the three months ended June 30, 2008 and 2007, the Company recorded $2.5 million and $4.9 million, respectively, in revenue for these advertisements.

Under the Corporate Services Agreement between Clear Channel Communications and the Company, Clear Channel Communications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services. These services are charged to the Company based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For the six months ended June 30, 2008 and 2007, the Company recorded $12.1 million and $11.4 million, respectively, as a component of corporate expenses for these services. For the three months ended June 30, 2008 and 2007, the Company recorded $5.6 million and $5.5 million, respectively, as a component of corporate expenses for these services.

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

Pursuant to the Employee Matters Agreement, the Company’s employees participate in Clear Channel Communications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan. These costs are recorded as a component of selling, general and administrative expenses and were approximately $5.8 million and $5.1 million for the six months ended June 30, 2008 and 2007, respectively. For the three months ended June 30, 2008 and 2007, the Company recorded approximately $2.9 million and $2.6 million, respectively, as a component of selling, general and administrative expenses for these services.

Note 6: SEGMENT DATA

The Company has two reportable segments, which it believes best reflects how the Company is currently managed – Americas and International. The Americas segment primarily includes operations in the United States, Canada and Latin America, and the International segment includes operations in Europe, Asia and Australia. Share-based payments are recorded by each segment in direct operating and selling, general and administrative expenses.

(In thousands)	Americas	International	Corporate expenses and gain on disposition of assets - net	Consolidated
Six months ended June 30, 2008
Revenue	$718,340	$972,047	$—	$1,690,387
Direct operating expenses	317,265	643,813	—	961,078
Selling, general and administrative expenses	118,432	177,212	—	295,644
Depreciation and amortization	99,372	110,482	—	209,854
Corporate expenses	—	—	34,053	34,053
Gain on disposition of assets - net	—	—	8,472	8,472

Operating income (loss)	$183,271	$40,540	$(25,581)	$198,230

Identifiable assets	$2,920,321	$2,784,482	$420,013	$6,124,816
Capital expenditures	$71,818	$101,471	$—	$173,289
Share-based payments	$4,301	$1,079	$509	$5,889

Three months ended June 30, 2008
Revenue	$384,978	$529,830	$—	$914,808
Direct operating expenses	161,020	329,224	—	490,244
Selling, general and administrative expenses	60,057	90,977	—	151,034
Depreciation and amortization	49,273	55,491	—	104,764
Corporate expenses	—	—	17,819	17,819
Gain on disposition of assets - net	—	—	6,100	6,100

Operating income (loss)	$114,628	$54,138	$(11,719)	$157,047

Share-based payments	$2,763	$687	$331	$3,781

Six months ended June 30, 2007
Revenue	$693,866	$833,703	$—	$1,527,569
Direct operating expenses	279,799	543,549	—	823,348
Selling, general and administrative expenses	110,368	151,722	—	262,090
Depreciation and amortization	93,193	100,630	—	193,823
Corporate expenses	—	—	28,614	28,614
Gain on disposition of assets - net	—	—	8,296	8,296

Operating income (loss)	$210,506	$37,802	$(20,318)	$227,990

Identifiable assets	$2,798,497	$2,451,724	$287,529	$5,537,750
Capital expenditures	$50,464	$61,654	$—	$112,118
Share-based payments	$3,592	$770	$241	$4,603

Three months ended June 30, 2007
Revenue	$376,843	$459,870	$—	$836,713
Direct operating expenses	144,885	284,258	—	429,143
Selling, general and administrative expenses	56,125	78,432	—	134,557
Depreciation and amortization	46,632	51,521	—	98,153
Corporate expenses	—	—	13,271	13,271
Gain on disposition of assets - net	—	—	1,204	1,204

Operating income (loss)	$129,201	$45,659	$(12,067)	$162,793

Share-based payments	$2,466	$529	$168	$3,163

Revenue of $1.0 billion and $877.0 million and identifiable assets of $3.0 billion and $2.7 billion derived from the Company’s foreign operations are included in the data above for the six months ended June 30, 2008 and 2007, respectively. Revenue of $558.9 million and $483.7 million derived from the Company’s foreign operations are included in the data above for the three months ended June 30, 2008 and 2007, respectively.

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

Relationship with Clear Channel Communications and CC Media Holdings, Inc.

Clear Channel Communications completed the merger with a group of equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. on July 30, 2008. Clear Channel Communications, our parent company, is now owned indirectly by CC Media Holdings, Inc. There are several agreements which govern our relationship with Clear Channel Communications including the Corporate Services Agreement, Employee Matters Agreement and Tax Matters Agreement. Clear Channel Communications has the right to terminate these agreements in various circumstances. As of the date of the filing of this report, no notice of termination of any of these agreements has been received from Clear Channel Communications. Our agreements with Clear Channel Communications will continue under the same terms and conditions subsequent to the merger.

As a result of the merger, Clear Channel Communications’ $1.75 billion revolving credit facility, including the $150.0 million sub-limit, was terminated. The facility was replaced with a $2.0 billion six year revolving credit facility, which includes a $150.0 million sub-limit that certain of our International subsidiaries may borrow against to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility.

CC Media Holdings, Inc. and Clear Channel Communications will account for their merger as a purchase business combination in conformity with Statement of Financial Accounting Standards No. 141, Business Combinations, and Emerging Issues Task Force Issue 88-16, Basis in Leveraged Buyout Transactions. Purchase accounting adjustments, including goodwill, will be pushed down to our financial statements. Clear Channel Communications is currently in the process of obtaining third-party valuations of certain of the assets and liabilities in order to allocate the purchase price. Clear Channel Communications will complete its purchase price allocation within one year of the closing of the acquisition.

Under the Corporate Services Agreement, Clear Channel Communications allocates to us our share of costs for services provided on our behalf based on actual direct costs incurred by Clear Channel Communications or an estimate of Clear Channel Communications’ expenses incurred on our behalf. For further discussion of these services, see Note 5 of the Notes to the Consolidated Financial Statements. For the three months ended June 30, 2008 and 2007, we recorded approximately $5.6 million and $5.5 million, respectively, as a component of corporate expenses for these services. For the six months ended June 30, 2008 and 2007, we recorded approximately $12.1 million and $11.4 million, respectively, as a component of corporate expenses for these services.

Share-Based Payments

As of June 30, 2008, there was $26.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately three years. The following table details compensation costs related to share-based payments for the three and six months ended June 30, 2008 and 2007:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Direct operating expenses	$2,537	$2,161	$3,957	$3,147
Selling, general and administrative expenses	913	834	1,423	1,215
Corporate expenses	331	168	509	241

Total share-based payments	$3,781	$3,163	$5,889	$4,603

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of the Three and Six Months Ended June 30, 2008 to the Three and Six Months Ended June 30, 2007 is as follows:

(In thousands)	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2008	2007		2008	2007
Revenue	$914,808	$836,713	9%	$1,690,387	$1,527,569	11%
Operating expenses:
Direct operating expenses	490,244	429,143	14%	961,078	823,348	17%
Selling, general and administrative expenses	151,034	134,557	12%	295,644	262,090	13%
Depreciation and amortization	104,764	98,153	7%	209,854	193,823	8%
Corporate expenses	17,819	13,271	34%	34,053	28,614	19%
Gain on disposition of assets – net	6,100	1,204		8,472	8,296

Operating income	157,047	162,793	(4%)	198,230	227,990	(13%)
Interest expense (including interest on debt with Clear Channel Communications)	37,581	39,939		74,205	80,008
Equity in earnings of nonconsolidated affiliates	1,666	2,820		79,709	2,945
Other income (expense) – net	(2,249)	1,040		10,298	996

Income before income taxes and minority interest	118,883	126,714		214,032	151,923
Income tax expense:
Current	30,264	44,069		25,363	50,946
Deferred	9,723	6,830		22,524	10,594

Income tax expense	39,987	50,899		47,887	61,540
Minority interest income (expense), net of tax	1,451	(7,218)		3,108	(5,702)

Net income	$80,347	$68,597		$169,253	$84,681

Revenue

Three Months

Our revenue increased $78.1 million, or 9%, during the second quarter of 2008 as compared to 2007. Our International revenue increased $70.0 million, with roughly $50.1 million from movements in foreign exchange. The remainder of our International revenue growth was mostly associated with increases in China, Turkey and Australia. Our Americas revenue grew $8.1 million primarily from increases in airport, street furniture and digital display revenue.

Six Months

Our revenue increased $162.8 million, or 11%, during the first six months of 2008 as compared to 2007. Our International revenue increased $138.3 million, with roughly $93.8 million from movements in foreign exchange. Our Americas revenue grew $24.5 million primarily from increases in airport, street furniture and digital display revenue.

Direct Operating Expenses

Three Months

Our direct operating expenses increased $61.1 million, or 14%, during the second quarter of 2008 as compared to 2007. Our International segment contributed $45.0 million of the increase, of which $30.8 million related to movements in foreign exchange and the remainder of the increase was driven by an increase in site lease expenses. Americas direct operating expenses increased $16.1 million driven by increased site lease expenses associated with new contracts and the increase in airport, street furniture and digital display revenues.

Six Months

Our direct operating expenses increased $137.7 million, or 17%, during the first six months of 2008 as compared to 2007. Our International segment contributed $100.3 million of the increase, of which $61.3 million related to movements in foreign exchange and the remainder of the increase was driven by an increase in site lease expenses. Americas direct operating expenses increased $37.5 million driven by increased site lease expenses associated with new contracts.

Selling, General and Administrative Expenses (SG&A)

Three Months

Our SG&A increased $16.5 million, or 12%, during the second quarter of 2008 as compared to 2007. Our International SG&A expenses increased $12.5 million primarily attributable to $8.7 million from movements in foreign exchange. SG&A increased $3.9 million in our Americas segment principally related to an increase in administrative expenses associated with various legal expenses.

Six Months

Our SG&A increased $33.6 million, or 13%, during the first six months of 2008 as compared to 2007. Our International SG&A expenses increased $25.5 million primarily attributable to $17.3 million from movements in foreign exchange. SG&A increased $8.1 million in our Americas segment principally related to various legal expenses.

Depreciation and Amortization

Depreciation and amortization increased $6.6 million and $16.0 million during the three and six months ended June 30, 2008 as compared to the same periods of 2007. The increase was primarily due to movements in foreign exchange of $5.0 million and $9.9 million, respectively.

Corporate Expenses

Corporate expenses increased $4.5 million and $5.4 million during the three and six months ended June 30, 2008 as compared to the same periods of 2007. The increase was primarily due to lower expenses in 2007 due to a favorable ruling surrounding a certain legal case.

Gain on Disposition of Assets — Net

The gain on disposition of assets — net for the three months ended June 30, 2008 increased $4.9 million from $1.2 million in 2007 to $6.1 million in 2008. During the second quarter of 2008, we recorded a $4.0 million gain on sale of property.

The gain on disposition of assets — net for the six months ended June 30, 2008 was $8.5 million primarily due to the item discussed above. In addition during the first quarter of 2008, we exchanged assets in one of our Americas markets for assets located in a different market and recognized a gain of $2.6 million in “Gain on disposition of assets – net.” The gain in 2007 primarily related to $5.5 million for the sale of International street furniture assets.

Interest Expense (Including Interest on Debt with Clear Channel Communications)

Interest expense decreased $2.4 million and $5.8 million during the three and six months ended June 30, 2008 as compared to the same periods of 2007. The decrease was mainly due to a decline in the interest rate on the $2.5 billion note to Clear Channel Communications. Due to the merger transaction between Clear Channel Communications and private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners L.P., we expect interest expense will increase. See “Liquidity and Capital Resources” below for further discussion of how interest expense will increase as a result of the merger.

Equity in Earnings of Nonconsolidated Affiliates

Equity in earnings of nonconsolidated affiliates increased $76.8 million during the six months ended June 30, 2008 as compared to the same period of 2007. In the first quarter of 2008, we sold our 50% interest in Clear Channel Independent, a South African outdoor advertising company, and recognized a gain of $75.6 million.

Other Income (Expense) — Net

Other income of $10.3 million during the six months ended June 30, 2008 primarily related to foreign exchange transaction gains on short-term intercompany accounts.

Income Taxes

Our operations are included in a consolidated income tax return filed by Clear Channel Communications. However, for our financial statements, our provision for income taxes was computed on the basis that we file separate consolidated income tax returns with our subsidiaries.

Three Months

Current tax expense for the three months ended June 30, 2008 decreased $13.8 million compared to 2007 primarily due to current tax benefits related to additional tax depreciation deductions taken pursuant to the bonus depreciation provisions enacted as part of the Economic Stimulus Act of 2008. In addition, current tax expense in 2008 was lower due to the decrease in Income before income taxes and minority interest of $7.8 million. The effective tax rate for the three months ended June 30, 2008 decreased to 33.6% as compared to 40.2% for the three months ended June 30, 2007, primarily due to an increase in Income before income taxes and minority interest in certain foreign jurisdictions that resulted in a lower overall effective tax rate in 2008. Deferred tax expense for the three months ended June 30, 2008 increased $2.9 million compared to 2007 primarily due to the additional tax depreciation deductions in 2008 mentioned above.

Six Months

Current tax expense for the six months ended June 30, 2008 decreased $25.6 million compared to 2007 primarily due to current tax benefits recorded in 2008 related to additional tax depreciation deductions as a result of the bonus depreciation provisions enacted as part of the Economic Stimulus Act of 2008. The effective tax rate for the six months ended June 30, 2008 decreased to 22.4% as compared to 40.5% for the sixth months ended June 30, 2007, primarily due to the gain from the sale of our 50% interest in Clear Channel Independent, a South African outdoor advertising company which was a tax free disposition, thereby resulting in no current tax expense for the year. Deferred tax expense for the six months ended June 30, 2008 increased $11.9 million compared to 2007 primarily due to the additional tax depreciation deductions in 2008 mentioned above.

Minority Interest Income (Expense), Net of Tax

Minority interest declined $8.7 million from expense of $7.2 million in the second quarter of 2007 to income of $1.5 million during the second quarter of 2008 primarily related to $9.7 million recorded related to the purchase of the remaining minority interest in one of our subsidiaries.

Americas Results of Operations

(In thousands)	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2008	2007		2008	2007
Revenue	$384,978	$376,843	2%	$718,340	$693,866	4%
Direct operating expenses	161,020	144,885	11%	317,265	279,799	13%
Selling, general and administrative expenses	60,057	56,125	7%	118,432	110,368	7%
Depreciation and amortization	49,273	46,632	6%	99,372	93,193	7%

Operating income	$114,628	$129,201	(11%)	$183,271	$210,506	(13%)

Three Months

Revenue increased approximately $8.1 million during the second quarter of 2008 compared to the second quarter of 2007, primarily from increases in airport and street furniture revenues as well as digital display revenue. The increase in street furniture revenue was primarily the result of new contracts and increased rates while the increase in airport revenue was due to new contracts and increased rates and occupancy. Digital display revenue growth was primarily attributable to an increase in digital displays. Partially offsetting the revenue increase was a decline in bulletin and poster revenue. The decline in bulletin revenue was primarily attributable to decreased occupancy while the decline in poster revenue was primarily attributable to a decrease in rate. Leading advertising categories during the quarter were retail, amusements and financial services which all experienced revenue growth for the second quarter of 2008 when compared to the second quarter of 2007. Revenue growth was led by Los Angeles, Boston, Latin America and Canada.

Our Americas direct operating expenses increased $16.1 million primarily from higher site lease expenses of $15.7 million mostly attributable to new taxi, airport and street furniture contracts. Our SG&A expenses increased $3.9 million primarily from increased administrative expenses associated with various legal expenses.

Six Months

Revenue increased approximately $24.5 million during the six months ended June 30, 2008 compared to the same period of 2007 primarily from increases in airport, street furniture revenues and digital display revenue. The increase in street furniture revenue was primarily the result of new contracts and increased rates while the increase in airport revenue was due to new contracts and increased rates and occupancy. Digital display revenue growth was primarily attributable to an increase in digital displays. Partially offsetting the revenue increase was a decline in bulletin and poster revenue. The decline in bulletin revenue was primarily attributable to decreased occupancy while the decline in poster revenue was primarily attributable to a decrease in rate.

Our Americas direct operating expenses increased $37.5 million primarily from higher site lease expenses of $34.6 million primarily attributable to new taxi, airport and street furniture contracts. Our SG&A expenses increased $8.1 million primarily from increased administrative expenses associated with various legal expenses.

International Results of Operations

(In thousands)	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2008	2007		2008	2007
Revenue	$529,830	$459,870	15%	$972,047	$833,703	17%
Direct operating expenses	329,224	284,258	16%	643,813	543,549	18%
Selling, general and administrative expenses	90,977	78,432	16%	177,212	151,722	17%
Depreciation and amortization	55,491	51,521	8%	110,482	100,630	10%

Operating income	$54,138	$45,659	19%	$40,540	$37,802	7%

Three Months

Revenue increased approximately $70.0 million, with roughly $50.1 million from movements in foreign exchange. The remainder of the revenue growth was primarily attributable to strong growth in China, Turkey and Australia. In addition, we acquired operations in Romania at the end of the second quarter of 2007, which contributed to the revenue growth in 2008. Growth was partially offset by revenue declines in France, due to the loss of a contract for advertising on railway land, and the United Kingdom.

Direct operating expenses increased $45.0 million. Included in the increase is approximately $30.8 million related to movements in foreign exchange. The remaining increase in direct operating expenses was driven by an increase in site lease expenses and other direct operating expenses associated with the increase in revenue. SG&A expenses increased $12.5 million in 2008 over 2007 from approximately $8.7 million related to movements in foreign exchange and an increase in selling expenses associated with the increase in revenue.

Six Months

Revenue increased approximately $138.3 million, with roughly $93.8 million from movements in foreign exchange. The remainder of the revenue growth was primarily attributable to growth in China, Turkey, Australia and Romania, partially offset by revenue declines in France and the United Kingdom. China, Turkey and Australia all benefited from strong advertising environments. We acquired operations in Romania at the end of the second quarter of 2007, which contributed to the revenue growth in 2008.

Direct operating expenses increased $100.3 million. Included in the increase is approximately $61.3 million related to movements in foreign exchange. The remaining increase in direct operating expenses was driven by an increase in site lease expenses and other direct operating expenses associated with the increase in revenue. SG&A expenses increased $25.5 million in 2008 over 2007 from approximately $17.3 million related to movements in foreign exchange and an increase in selling expenses associated with the increase in revenue.

Reconciliation of Segment Operating Income (Loss)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Americas	$114,628	$129,201	$183,271	$210,506
International	54,138	45,659	40,540	37,802
Corporate expenses	(17,819)	(13,271)	(34,053)	(28,614)
Gain on disposition of assets – net	6,100	1,204	8,472	8,296

Consolidated operating income	$157,047	$162,793	$198,230	$227,990

LIQUIDITY AND CAPITAL RESOURCES

Clear Channel Communications’ Agreement and Plan of Merger

Clear Channel Communications’ capitalization, liquidity and capital resources substantially changed due to the consummation of its merger on July 30, 2008. Upon the closing of the merger, Clear Channel Communications incurred additional debt and became highly leveraged. The interest rate we pay on our $2.5 billion promissory note is based on the weighted average cost of debt for Clear Channel Communications which will increase from approximately 5.9% as of June 30, 2008 to approximately 6.7% due to the consummation of the merger. As such, the interest we pay on our $2.5 billion promissory note will similarly increase and may increase again in the future in the event of another change in Clear Channel Communications’ capitalization, liquidity and capital resources. To the extent we cannot pass on our increased borrowing costs to our clients, our profitability, and potentially our ability to raise capital, could be materially affected.

Under our Master Agreement with Clear Channel Communications and the $2.5 billion note payable to Clear Channel Communications, we are limited in our borrowing from third parties to no more than $400.0 million. Prior to the consummation of the merger, we had access to borrowings under a $150.0 million sub-limit included in Clear Channel Communications’ five-year, multicurrency $1.75 billion revolving credit facility. This revolving credit facility was terminated in conjunction with the closing of the merger and was replaced with a $2.0 billion six year revolving credit facility, which includes a $150.0 million sub-limit that certain of our International subsidiaries may borrow against to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. The interest rate on outstanding balances under the new credit facility is based upon LIBOR or, for Euro denominated borrowings, EURIBOR, plus, in each case, a margin, which margin is generally higher than the margin under the previous credit facility with Clear Channel Communications. See discussion below under “Bank Credit Facility.” A deterioration in the financial condition of Clear Channel Communications in the future could also further increase our borrowing costs or impair our access to the capital markets because of our reliance on Clear Channel Communications for availability under this new revolving credit facility.

Also, so long as Clear Channel Communications maintains a significant interest in us, pursuant to the Master Agreement between Clear Channel Communications and us, Clear Channel Communications will have the option to limit our ability to incur debt or issue equity securities, which could adversely affect our ability to meet our liquidity needs.

Cash Flows

The following table summarizes our historical cash flows:

(In thousands)	Six Months Ended June 30,
	2008	2007
Cash provided by (used in):
Operating activities	$246,119	$244,894
Investing activities	$(217,698)	$(149,618)
Financing activities	$(86,436)	$(103,359)

Operating Activities:

Net cash provided by operating activities of $246.1 million for the six months ended June 30, 2008 principally reflected net income of $169.3 million and depreciation and amortization of $209.9 million. In addition, we recorded a $75.6 million gain in equity in earnings of nonconsolidated affiliates related to the sale of our 50% interest in Clear Channel Independent based on the fair value of the equity securities received as consideration. Also offsetting the net cash provided by operating activities was a negative change in working capital of $76.5 million. Net cash provided by operating activities of $244.9 million for the six months ended June 30, 2007 principally reflected net income of $84.7 million, depreciation and amortization of $193.8 million, and deferred income tax expense of $10.6 million. Net cash provided by operating activities was partially offset by a negative change in working capital of approximately $46.7 million.

Investing Activities:

Net cash used in investing activities of $217.7 million for the six months ended June 30, 2008 mainly reflected capital expenditures of $173.3 million related to purchases of property, plant and equipment and $83.6 million related to acquisitions of operating assets, partially offset by proceeds from the sale of other assets of $34.8 million. Net cash used in investing activities of $149.6 million for the six months ended June 30, 2007 principally reflected capital expenditures of $112.1 million related to purchases of property, plant and equipment and $32.7 million related to acquisitions of operating assets.

Financing Activities:

Net cash used in financing activities of $86.4 million for the six months ended June 30, 2008 reflected a net reduction in debt of $88.8 million and a net transfers of cash to Clear Channel Communications of $1.6 million. Net cash used in financing activities of $103.4 million for the six months ended June 30, 2007 reflected a net decrease in debt and credit facilities of $33.1 million and a net transfer of cash to Clear Channel Communications of $78.8 million.

Anticipated Cash Requirements:

Our primary source of liquidity is cash flow from operations. Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations, and borrowing under the cash management note with Clear Channel Communications and the $150.0 million sub-limit facility will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for the foreseeable future. Our ability to fund our working capital needs, debt payments and other obligations, however, depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control.

SOURCES OF CAPITAL

As of June 30, 2008 and December 31, 2007, we had the following debt outstanding, cash and cash equivalents and amounts due from Clear Channel Communications:

(In millions)	June 30, 2008	December 31, 2007
Bank credit facility	$—	$80.0
Debt with Clear Channel Communications	2,500.0	2,500.0
Other borrowings	97.0	102.0

Total debt	2,597.0	2,682.0
Less: Cash and cash equivalents	81.7	134.9
Less: Due from Clear Channel Communications	267.1	265.4

	$2,248.2	$2,281.7

Bank Credit Facility

In addition to net cash flows from operations, another source of liquidity prior to the merger of Clear Channel Communications on July 30, 2008 was through borrowings under a $150.0 million sub-limit included in Clear Channel Communications’ five-year, multicurrency $1.75 billion revolving credit facility. At June 30, 2008, there was no outstanding balance on the sub-limit. This revolving credit facility was terminated in conjunction with the closing of Clear Channel Communications’ merger and was replaced with a $2.0 billion six year revolving credit facility, which includes a $150.0 million sub-limit that certain of our International subsidiaries may borrow against to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. The interest rate on outstanding balances under the new credit facility is equal to an applicable margin plus, at Clear Channel Communications’ option, either (i) a base rate determined by reference to the higher of (A) the prime lending rate publicly announced by the administrative agent and (B) the federal funds effective rate from time to time plus 0.50%, or (ii) a Eurodollar rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margin percentage is 2.40% in the case of base rate loans, and 3.40% in the case of Eurodollar loans, subject to adjustment based upon Clear Channel Communications’ leverage ratio. The Company had borrowing options which determined its interest rate on outstanding balances under its previous facility. The interest rate on outstanding balances under the previous credit facility was based upon LIBOR or, for Euro denominated borrowings, EURIBOR, plus, in each case, a margin of 0.525%.

Debt With Clear Channel Communications

As part of the day-to-day cash management services provided by Clear Channel Communications, we maintain accounts that represent net amounts, up to a maximum of $1.0 billion, due to or from Clear Channel Communications, which is recorded as “Due from/to Clear Channel Communications” on the consolidated balance sheets. The accounts represent our revolving promissory note issued by us to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to us. The accounts accrue interest and are generally payable on demand. Interest on the cash management note owed by us accrues on the daily net negative cash position based upon LIBOR plus a margin. Interest on the cash management note owed by Clear Channel Communications accrues interest on the daily net positive cash position based upon the average one-month generic treasury bill rate. Included in the account are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, we maintain collection bank accounts swept daily by Clear Channel Communications. In return, Clear Channel Communications funds our controlled disbursement accounts as checks or electronic payments are presented for payment. Our claim in relation to cash transferred from our concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account. At June 30, 2008 and December 31, 2007, the asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheets was $267.1 million and $265.4 million, respectively. The net interest income for the three months ended June 30, 2008 and 2007 was $0.7 million and $0.5 million, respectively. The net interest income for the six months ended June 30, 2008 and 2007 was $2.2 million and $1.0 million, respectively. At June 30, 2008, the interest rate on the “Due from Clear Channel Communications” account was 1.7%.

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

We have a note in the original principal amount of $2.5 billion to Clear Channel Communications which matures on August 2, 2010, and may be prepaid in whole at any time, or in part from time to time. The note accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. This note is mandatorily payable upon a change of control of us and, subject to certain exceptions, all proceeds from debt or equity raised by us must be used to prepay such note. At June 30, 2008, the interest rate on the $2.5 billion note was 5.9%.

Our debt with Clear Channel Communications will continue under the same terms and conditions subsequent to the merger.

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

The significant covenant contained in the Clear Channel Communications $2.0 billion revolving credit facility relates to a maximum consolidated senior secured net debt to adjusted EBITDA ratio (as defined in the credit facility).

There are no significant covenants or events of default contained in the cash management note issued by Clear Channel Communications to us or the cash management note issued by us to Clear Channel Communications.

At June 30, 2008, we and Clear Channel Communications were in compliance with all debt covenants.

USES OF CAPITAL

Acquisitions

During the six months ended June 30, 2008, our Americas segment paid $45.9 million for the acquisition of advertising structures and the final earnout payments for Interspace Airport Advertising, which we acquired in July 2006. Our International segment paid $37.7 million primarily related to the acquisition of additional equity interests in outdoor companies and the acquisition of advertising structures.

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

Capital Expenditures

Our capital expenditures have consisted of the following:

(In millions)	Six Months Ended June 30,
	2008	2007
Non-revenue producing	$43.4	$36.8
Revenue producing	129.9	75.3

Total capital expenditures	$173.3	$112.1

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

MARKET RISK

Interest Rate Risk

We had approximately $2.6 billion total debt outstanding as of June 30, 2008, of which $2.5 billion is debt with Clear Channel Communications. The debt with Clear Channel Communications accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. As a result of Clear Channel Communications’ merger, Clear Channel Communications’ weighted average cost of debt increased from approximately 5.9% as of June 30, 2008, to approximately 6.7%. Clear Channel Communications’ senior secured credit facilities require that it enter into agreements no later than 150 days after the closing of the merger whereby a minimum of 40% of its long-term debt bears interest at fixed rates for a minimum of three years. The weighted average cost of debt of 6.7% does not consider these agreements. Assuming an interest rate of 6.7% on our $2.5 billion debt with Clear Channel Communications for the six months ended June 30, 2008, our interest expense would have increased by approximately $12.3 million. Each 50 basis point increase or decrease in the interest rate would have increased or decreased our interest expense and cash outlay for the six months ended June 30, 2008, by approximately $6.3 million. This potential increase or decrease is based on the simplified assumption that the level of floating rate debt remains constant with an immediate across-the-board increase or decrease as of June 30, 2008, with no subsequent change in rates for the remainder of the period.

Foreign Currency Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies, except in the hyperinflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported net income of approximately $120.1 million for the six months ended June 30, 2008. We estimate a 10% change in the value of the U.S. dollar relative to foreign currencies would have changed our net income for the six months ended June 30, 2008, by approximately $12.0 million.

This analysis does not consider the implication such currency fluctuations could have on the overall economic activity that could exist in such an environment in the United States or the foreign countries or on the results of operations of these foreign entities.

Recent Accounting Pronouncement

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets (“Statement 142”). FSP FAS 142-3 removes an entity’s requirement under paragraph 11 of Statement 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions. It is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and early adoption is prohibited. We will adopt FSP FAS 142-3 on January 1, 2009. We are unable to estimate the impact of adoption at this time due to the fact that FSP FAS 142-3 is dependent upon acquisitions that may or may not happen in the future.

Risks Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including without limitation, the future levels of cash flow from operations and availability of capital resources and the terms thereof. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to us or our subsidiaries or our management, are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Management believes all statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our financial performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. We undertake no duty to update any forward-looking statements.

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

There were no changes in our internal control over financial reporting that occurred during the most recent three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007. There have not been any material changes in the risk factors disclosed in the 2007 Annual Report on Form 10-K.

Additional information relating to risk factors is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Risks Regarding Forward-Looking Statements.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table sets forth the Company’s purchases of our Class A common stock registered pursuant to Section 12 of the Exchange Act that occurred during the quarter ended June 30, 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	—	—	—	—
May 1 through May 31	12,674	$20.68	—	—
June 1 through June 30	—	—	—	—
Total	12,674		—

(1)	The shares indicated consist of shares tendered by employees to the Company during the three months ended June 30, 2008, to satisfy the employees’ tax withholding obligations in connection with the vesting and release of restricted shares, which are repurchased by the Company based on their fair market value on the date the relevant transaction occurs.

(2)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on April 30, 2008. Randall T. Mays and Marsha M. Shields were elected as directors, each will serve a three year term or until his or her successor has been elected and qualified, subject to earlier resignation and removal.

The results of voting at the annual meeting of the shareholders were as follows:

Proposal No. 1

(Election of Directors)

Nominee	For	Withheld
Randall T. Mays	6,311,609,629	22,952,925
Marsha M. Shields	6,334,147,174	415,380

Item 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K filed March 31, 2006).

3.2	Amended and Restated Bylaws of the Clear Channel Outdoor Holdings, Inc. as amended (incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K filed February 14, 2008).

4.1	Form of Specimen Class A Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-127375 (the “Registration Statement”)).

4.2	Form of Specimen Class B Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 4.2 to the Registration Statement).

11*	Statement re: Computation of Per Share Earnings.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

August 11, 2008	/s/ Randall T. Mays
Randall T. Mays
Chief Financial Officer

August 11, 2008	/s/ Herbert W. Hill, Jr.
Herbert W. Hill, Jr.
Senior Vice President and Chief Accounting Officer