Form 10-Q
period 2008-09-30
Clear Channel Outdoor Holdings, Inc.
filed 2008-11-10
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2008
Class A Common Stock, $.01 par value	40,697,642
Class B Common Stock, $.01 par value	315,000,000

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

PART I

Item 1.	UNAUDITED FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

	Post-Merger	Pre-Merger
	September 30,	December 31,
	2008 (Unaudited)	2007 (Audited)
Current Assets
Cash and cash equivalents	$82,129	$134,897
Accounts receivable, less allowance of $33,210 at September 30, 2008 and $29,741 at December 31, 2007	881,121	927,694
Due from Clear Channel Communications	378,604	265,448
Prepaid expenses	87,929	85,519
Other current assets	164,575	193,549

Total Current Assets	1,594,358	1,607,107

Property, Plant and Equipment
Land, buildings and improvements	172,253	368,321
Structures	2,319,904	3,901,940
Furniture and other equipment	58,887	258,536
Construction in progress	82,384	74,553

	2,633,428	4,603,350
Less accumulated depreciation	46,610	2,359,242

	2,586,818	2,244,108

Intangible Assets
Definite-lived intangibles, net	830,509	254,487
Indefinite-lived intangibles – permits	3,194,400	251,095
Goodwill	3,409,492	1,162,589

Other Assets
Notes receivable	3,170	3,426
Investments in, and advances to, nonconsolidated affiliates	50,624	108,007
Deferred tax asset	—	186,167
Other assets	125,818	118,618
Other investments	63,660	—

Total Assets	$11,858,849	$5,935,604

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

(In thousands)

	Post-Merger	Pre-Merger
	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Current Liabilities
Accounts payable	$92,024	$138,290
Accrued expenses	483,885	536,022
Accrued interest	321	1,074
Accrued income taxes	2,252	33,154
Deferred income	148,969	121,558
Current portion of long-term debt	72,939	87,099
Deferred tax liabilities	—	4,095

Total Current Liabilities	800,390	921,292

Long-term debt	2,772	94,922
Debt with Clear Channel Communications	2,500,000	2,500,000
Other long-term liabilities	209,866	220,796
Deferred tax liability	1,536,568	—

Minority interest	217,601	215,864
Commitments and contingent liabilities (Note 4)

Shareholders’ Equity
Class A common stock	407	405
Class B common stock	3,150	3,150
Additional paid-in capital	6,708,889	1,304,359
Retained earnings	10,814	427,391
Accumulated other comprehensive income (loss)	(131,608)	247,478
Cost of shares held in treasury	—	(53)

Total Shareholders’ Equity	6,591,652	1,982,730

Total Liabilities and Shareholders’ Equity	$11,858,849	$5,935,604

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Post-Merger	Pre-Merger
	Period from July 31 through September 30, 2008	Period from January 1 through July 30, 2008	Nine Months Ended September 30, 2007
Revenue	$541,699	$1,962,063	$2,345,110
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	304,763	1,119,432	1,257,820
Selling, general and administrative expenses (excludes depreciation and amortization)	93,175	344,846	393,318
Depreciation and amortization	81,015	247,637	293,616
Corporate expenses (excludes depreciation and amortization)	11,231	39,364	44,936
Gain on disposition of assets – net	1,528	10,978	8,710

Operating income	53,043	221,762	364,130
Interest expense on debt with Clear Channel Communications	29,440	87,464	116,467
Interest expense	966	3,913	5,900
Interest income on Due from Clear Channel Communications	766	2,590	2,181
Equity in earnings (loss) of nonconsolidated affiliates	(947)	70,842	2,109
Other income (expense) – net	(977)	13,365	3,811

Income before income taxes and minority interest	21,479	217,182	249,864
Income tax benefit (expense):
Current	(5,032)	(30,171)	(82,609)
Deferred	(82)	(21,405)	(16,378)

Income tax benefit (expense)	(5,114)	(51,576)	(98,987)
Minority interest income (expense), net of tax	(5,551)	1,948	(11,480)

Net income (loss)	10,814	167,554	139,397
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(110,923)	70,584	96,472
Foreign currency reclassification adjustment for sale of foreign subsidiary	—	2,588	—
Unrealized loss on marketable securities	(20,685)	(27,496)	—

Comprehensive income (loss)	$(120,794)	$213,230	$235,869

Net income per common share:
Basic	$.03	$.47	$.39
Weighted average common shares outstanding – Basic	355,294	355,178	354,797
Diluted	$.03	$.47	$.39
Weighted average common shares outstanding – Diluted	355,655	355,741	355,754

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Post-Merger	Pre-Merger
	Period from July 31 through September 30,	Period from July 1 through July 30,	Three Months Ended September 30,
	2008	2008	2007
Revenue	$541,699	$271,676	$817,541
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	304,763	158,354	434,472
Selling, general and administrative expenses (excludes depreciation and amortization)	93,175	49,202	131,228
Depreciation and amortization	81,015	37,783	99,793
Corporate expenses (excludes depreciation and amortization)	11,231	5,311	16,322
Gain on disposition of assets – net	1,528	2,506	414

Operating income	53,043	23,532	136,140
Interest expense on debt with Clear Channel Communications	29,440	14,508	39,274
Interest expense	966	504	2,093
Interest income on Due from Clear Channel Communications	766	430	1,189
Equity in earnings (loss) of nonconsolidated affiliates	(947)	(8,867)	(836)
Other income (expense) – net	(977)	3,067	2,815

Income before income taxes and minority interest	21,479	3,150	97,941
Income tax benefit (expense):
Current	(5,032)	(4,808)	(31,663)
Deferred	(82)	1,119	(5,784)

Income tax benefit (expense)	(5,114)	(3,689)	(37,447)
Minority interest income (expense), net of tax	(5,551)	(1,160)	(5,778)

Net income (loss)	10,814	(1,699)	54,716
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(110,923)	(9,592)	52,345
Unrealized loss on marketable securities	(20,685)	(2,404)	—

Comprehensive income (loss)	$(120,794)	$(13,695)	$107,061

Net income (loss) per common share:
Basic	$.03	$(.00)	$.15
Weighted average common shares outstanding – Basic	355,294	355,294	354,909
Diluted	$.03	$(.00)	$.15
Weighted average common shares outstanding – Diluted	355,655	355,568	355,802

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

	Class A Common Shares Issued	Class B Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total
Pre-Merger
Balances at December 31, 2007	40,494,873	315,000,000	$3,555	$1,304,359	$427,391	$247,478	$(53)	$1,982,730
Net income					167,554			167,554
Currency translation adjustment and other						70,584		70,584
Exercise of stock options and other	218,164		2	4,259			(265)	3,996
Share-based payments				6,506				6,506
Foreign currency reclassification adjustment for sale of a foreign subsidiary						2,588		2,588
Unrealized loss on marketable securities						(27,496)		(27,496)

Balances at July 30, 2008	40,713,037	315,000,000	3,557	1,315,124	594,945	293,154	(318)	2,206,462

Post-Merger
Push-down accounting effects of Clear Channel Communications’ merger				5,392,038	(594,945)	(293,154)	318	4,504,257
Net income					10,814			10,814
Currency translation adjustment and other						(110,923)		(110,923)
Exercise of stock options and other	(728)							—
Share-based payments				1,727				1,727
Unrealized loss on marketable securities						(20,685)		(20,685)

Balances at September 30, 2008	40,712,309	315,000,000	$3,557	$6,708,889	$10,814	$(131,608)	$—	$6,591,652

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Post-Merger	Pre-Merger
	Period from July 31 through September 30,	Period from January 1 through July 30,	Nine Months Ended September 30,
	2008	2008	2007
Cash flows provided by (used in) operating activities:
Net income	$10,814	$167,554	$139,397

Reconciling items:
Depreciation and amortization	81,015	247,637	293,616
Deferred taxes	82	21,405	16,378
Provision for doubtful accounts	2,760	8,588	6,795
Gain on sale of operating and fixed assets	(1,528)	(10,978)	(8,710)
Equity in earnings (loss) of nonconsolidated affiliates	947	(70,842)	(2,109)
Other reconciling items, net	7,280	4,557	20,620
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions	14,797	(36,599)	(26,479)

Net cash provided by operating activities	116,167	331,322	439,508

Cash flows provided by (used in) investing activities:
Decrease (increase) in notes receivable, net	111	239	(252)
Decrease (increase) in investments in, and advances to nonconsolidated affiliates – net	(3,552)	7,646	3,393
Purchases of property, plant and equipment	(38,821)	(199,122)	(165,156)
Proceeds from disposal of assets	1,397	38,630	11,894
Acquisition of operating assets, net of cash acquired	(19,972)	(84,821)	(42,652)
Decrease (increase) in other – net	(14,489)	4,296	(11,122)

Net cash used in investing activities	(75,326)	(233,132)	(203,895)

Cash flows provided by (used in) financing activities:
Draws on credit facilities	—	72,150	26,772
Payments on credit facilities	(4,171)	(157,774)	(84,440)
Proceeds from long-term debt	456	5,476	14,680
Payments on long-term debt	(11,667)	(4,662)	(27,370)
Net transfers (to) from Clear Channel Communications	(15,218)	(83,585)	(162,682)
Proceeds from exercise of stock options	—	4,261	8,766
Other, net	—	(264)	(54)

Net cash used in financing activities	(30,600)	(164,398)	(224,328)

Effect of exchange rate changes on cash	(1,237)	4,436	(2,577)

Net (decrease) increase in cash and cash equivalents	9,004	(61,772)	8,708

Cash and cash equivalents at beginning of period	73,125	134,897	105,395

Cash and cash equivalents at end of period	$82,129	$73,125	$114,103

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

Clear Channel Communications’ Merger

Clear Channel Communications completed the merger with a group of equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. on July 30, 2008. Clear Channel Communications is now owned indirectly by CC Media Holdings, Inc. (“CC Media Holdings”). The purchase price was approximately $23.0 billion, including $134.9 in capitalized transaction costs. The merger was accounted for as a purchase business combination in conformity with Statement of Financial Accounting Standards No. 141, Business Combinations (“Statement 141”), and Emerging Issues Task Force Issue 88-16, Basis in Leveraged Buyout Transactions (“EITF 88-16”). Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances (“SAB 54”), requires the application of push down accounting in situations where the ownership of an entity has changed. As a result, the post-merger financial statements of the Company reflect the new basis of accounting. Accordingly, the financial statements as of September 30, 2008 reflect Clear Channel Communications’ fair value basis resulting from the merger that has been pushed down to the Company. A portion of the consideration paid by Clear Channel Communications has been allocated to the assets and liabilities acquired at their respective fair values at July 30, 2008. The remaining portion was recorded at the continuing shareholders basis, due to the fact that certain shares of Clear Channel Communications’ were exchanged for shares of CC Media Holdings’ Class A common stock. Excess consideration after this allocation was recorded as goodwill. Clear Channel Communications has estimated the fair value of the acquired assets and liabilities as of the merger date utilizing information available at the time the financial statements were prepared. These estimates are subject to refinement until all pertinent information is obtained. Clear Channel Communications is currently in the process of obtaining third-party valuations of certain of the acquired assets and liabilities in order to allocate the purchase price. Clear Channel Communications will complete its purchase price allocation within one year of the closing of the merger. The final allocation of the purchase price may be different than the initial allocation.

The global economic slowdown has adversely affected advertising revenues across the Company’s business in recent months. The Company will perform its annual impairment test in the fourth quarter of 2008 and it is possible that a continued deterioration in advertising revenues could result in the Company recognizing an impairment charge.

The accompanying consolidated financial statements are presented for two periods: post-merger and pre-merger. Purchase accounting adjustments pursuant to the aforementioned standards were pushed down to the opening balance sheet of the Company on July 31, 2008 as the merger occurred at the close of business on July 30, 2008. The merger resulted in a new basis of accounting beginning on July 31, 2008 and the financial reporting periods are presented as follows:

•

The period from July 31 through September 30, 2008 includes the post-merger period of the Company, reflecting the purchase accounting adjustments related to the merger that were pushed down to the Company.

•	The periods from January 1 through July 30, 2008 and July 1 through July 30, 2008 include the pre-merger period of the Company.

•

The 2007 periods presented are pre-merger. The consolidated financial statements for all pre-merger periods were prepared using the historical basis of accounting for the Company. As a result of the merger and the associated purchase accounting, the consolidated financial statements of the post-merger periods are not comparable to periods preceding the merger.

The following is a summary of the preliminary fair value adjustments pushed down to the Company:

(In millions)
Property, plant and equipment	$615
Definite-lived intangibles, net	377
Indefinite-lived intangibles – permits	2,938
Goodwill	2,207
Other assets	35
Deferred tax liability	(1,683)
Other long-term liabilities	15

Total	$4,504

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

In conjunction with the merger, Clear Channel Communications’ $1.75 billion revolving credit facility, including the $150.0 million sub-limit, was terminated. The facility was replaced with a $2.0 billion six year revolving credit facility, which includes a $150.0 million sub-limit that certain of the Company’s International subsidiaries may borrow against to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. The obligations of these International subsidiaries that are borrowers under the revolving credit facility will be guaranteed by certain of the Company’s material wholly-owned subsidiaries, and secured by substantially all assets of such borrowers and guarantors, subject to permitted liens and other exceptions.

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

The Company holds available-for-sale marketable equity securities classified in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“Statement 115”). These marketable equity securities are measured at fair value on each reporting date using quoted prices in active markets. Due to the fact that the inputs used to measure the marketable equity securities at fair value are observable, the Company has categorized the fair value measurements of the securities as Level 1. The fair value of these securities at September 30, 2008 was $63.7 million.

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

Note 2: INTANGIBLE ASSETS AND GOODWILL

Definite-lived Intangibles

The Company has definite-lived intangible assets which consist primarily of transit and street furniture contracts and other contractual rights, with an estimated 6 year weighted average useful life at the time of the merger. Definite-lived intangible assets are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at September 30, 2008 and December 31, 2007:

(In thousands)	Post-Merger		Pre-Merger
	September 30, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Transit, street furniture, and other contractual rights	$654,937	$20,482	$867,283	$613,897
Other	197,197	1,143	10,719	9,618

Total	$852,134	$21,625	$878,002	$623,515

Total amortization expense from definite-lived intangible assets for the pre-merger period from January 1, 2008 through July 30, 2008 was $30.6 million. Total amortization expense for the pre-merger period from July 1, 2008 through July 30, 2008 was $4.4 million. Total amortization expense for the post-merger period from July 31, 2008 through September 30, 2008 was $21.9 million. Total amortization expense for the year ended December 31, 2007 was $53.2 million. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2009	$126,802
2010	113,899
2011	86,177
2012	68,266
2013	49,517

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

The carrying amounts for billboard permits at September 30, 2008 (post-merger) and December 31, 2007 (pre-merger) were $3.2 billion and $251.1 million, respectively. As a result of the merger and the related push-down accounting, the Company recorded a fair value adjustment related to billboard permits of $2.9 billion at the time of the merger.

Goodwill

The Company tests goodwill for impairment using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The Company’s reporting unit for Americas is the reportable segment. The Company determined that each country in its International segment constitutes a reporting unit. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the nine-month period ended September 30, 2008:

(In thousands)	Americas	International	Total
Pre-Merger
Balance as of December 31, 2007	$688,336	$474,253	$1,162,589
Acquisitions	—	12,341	12,341
Foreign currency	(293)	28,596	28,303
Adjustments	(970)	—	(970)

Balance as of July 30, 2008	687,073	515,190	1,202,263

Post-Merger
Fair value adjustment resulting from push-down accounting	2,118,707	88,522	2,207,229

Balance as of September 30, 2008	$2,805,780	$603,712	$3,409,492

$489.7 million of the goodwill recorded pursuant to Clear Channel Communications’ merger is expected to be deductible for tax purposes.

The global economic slowdown has adversely affected advertising revenues across the Company’s business in recent months. The Company will perform its annual impairment test in the fourth quarter of 2008 and it is possible that a continued deterioration in advertising revenues could result in the Company recognizing an impairment charge.

Note 3: OTHER DEVELOPMENTS

Acquisitions

During the pre-merger period from January 1, 2008 through July 30, 2008, the Company’s Americas segment paid $46.8 million for the acquisition of advertising structures and the final earnout payments for Interspace Airport Advertising, which the Company acquired in July 2006. The Company’s International segment paid $38.0 million primarily related to the acquisition of additional equity interests in outdoor companies and the acquisition of advertising structures. During the post-merger period from July 31 through September 30, 2008 the Company acquired advertising structures for $20.0 million in cash.

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

Effective Tax Rates

The Company’s effective tax rate for the pre-merger period from January 1, 2008 through July 30, 2008 was 23.7%. The effective rate for the post-merger period from July 31, 2008 through September 30, 2008 was 23.8%. The effective rate for the pre-merger nine and three months ended September 30, 2007 was 39.6% and 38.2%, respectively. The lower effective rates in 2008 are primarily due to the tax free disposition of Clear Channel Independent mentioned above and the favorable settlement of certain tax return examinations.

Legal Proceedings

The Company is currently involved in certain legal proceedings arising in the ordinary course of business and, as required, has accrued its estimate of the probable costs for the resolution of these claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings.

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

Note 5: RELATED PARTY TRANSACTIONS

The Company records net amounts due to or from Clear Channel Communications as “Due from/to Clear Channel Communications” on the consolidated balance sheets. The accounts represent the revolving promissory note issued by the Company to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to the Company, in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances. The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand. Interest on the cash management note owed by the Company accrues on the daily net negative cash position based upon LIBOR plus a margin. Interest on the cash management note owed by Clear Channel Communications accrues interest on the daily net positive cash position based upon the average one-month generic treasury bill rate. Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, the Company maintains collection bank accounts swept daily by Clear Channel Communications. In return, Clear Channel Communications funds the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment. The Company’s claim in relation to cash transferred from its concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account. At September 30, 2008 (post-merger) and December 31, 2007 (pre-merger), the asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet was $378.6 million and $265.4 million, respectively. The net interest income for the pre-merger period from January 1, 2008 through July 30, 2008 was $2.6 million. The net interest income for the pre-merger period from July 1, 2008 through July 30, 2008 was $0.4 million. The net interest income for the post-merger period from July 31, 2008 through September 30, 2008 was $0.8 million. The net interest income for the nine and three months ended September 30, 2007 was $2.2 million and $1.2 million, respectively. At September 30, 2008, the interest rate on the “Due from Clear Channel Communications” account was 0.8%.

The Company has a note in the original principal amount of $2.5 billion to Clear Channel Communications which matures on August 2, 2010, and may be prepaid in whole at any time, or in part from time to time. This note accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. This note is mandatorily payable upon a change of control of the Company (as defined in the note) and, subject to certain exceptions, all net proceeds from debt or equity raised by the Company must be used to prepay such note. At September 30, 2008, the interest rate on the $2.5 billion note was 7.4%.

At December 31, 2007, Clear Channel Communications had a five-year, multi-currency revolving credit facility in the amount of $1.75 billion. Certain of the Company’s International subsidiaries could borrow under a $150.0 million sub-limit within this credit facility to the extent Clear Channel Communications had not already borrowed against this capacity. The facility was terminated on July 30, 2008, in conjunction with Clear Channel Communications’ merger. The facility was replaced with a $2.0 billion six year revolving credit facility, which includes a $150.0 million sub-limit that certain of the Company’s International subsidiaries may borrow against to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. The obligations of these International subsidiaries that are borrowers under the revolving credit facility will be guaranteed by certain of the Company’s material wholly-owned subsidiaries, and secured by substantially all assets of such borrowers and guarantors, subject to permitted liens and other exceptions. The interest rate on outstanding balances under the new credit facility is equal to an applicable margin plus, at Clear Channel Communications’ option, either (i) a base rate determined by reference to the higher of (A) the prime lending rate publicly announced by the administrative agent and (B) the federal funds effective rate from time to time plus 0.50%, or (ii) a Eurocurrency rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margin percentage is 2.40% in the case of base rate loans, and 3.40% in the case of Eurocurrency rate loans, subject to adjustment based upon Clear Channel Communications’ leverage ratio. At September 30, 2008, there was no outstanding balance on the sub-limit, and $150.0 million was available for future borrowings, with the entire balance to repaid on July 30, 2014.

The Company provides advertising space on its billboards for radio stations owned by Clear Channel Communications. For the pre-merger period from January 1, 2008 through July 30, 2008, the Company recorded $4.6 million in revenue for these advertisements. For the pre-merger period from July 1, 2008 through July 30, 2008, the Company recorded $0.4 million in revenue for these advertisements. For the post-merger period from July 31, 2008 through September 30, 2008, the Company recorded $2.1 million in revenue for these advertisements. For the nine and three months ended September 30, 2007, the Company recorded $9.5 million and $2.7 million, respectively, in revenue for these advertisements.

Under the Corporate Services Agreement between Clear Channel Communications and the Company, Clear Channel Communications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services. These services are charged to the Company based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For the pre-merger period from January 1, 2008 through July 30, 2008, the Company recorded $14.2 million as a component of corporate expense for these services. For the pre-merger period from July 1, 2008 through July 30, 2008, the Company recorded $2.1 million as a component of corporate expense for these services. For the post-merger period from July 31, 2008 through September 30, 2008, the Company recorded $5.3 million as a component of corporate expense for these services. For the nine and three months ended September 30, 2007, the Company recorded $13.8 million and $2.4 million, respectively, as a component of corporate expenses for these services.

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

Pursuant to the Employee Matters Agreement, the Company’s employees participate in Clear Channel Communications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan. These costs are recorded as a component of selling, general and administrative expenses and were approximately $6.7 million for the pre-merger period from January 1, 2008 through July 30, 2008, $0.9 million for the pre-merger period from July 1, 2008 through July 30, 2008, and $1.9 million for the post-merger period from July 31, 2008 through September 30, 2008. These costs were approximately $7.8 million and $2.7 million, for the nine and three months ended September 30, 2007, respectively, as a component of selling, general and administrative expenses for these services.

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

The following table presents the Company’s operating segment results for the post-merger period from July 31 through September 30, 2008, the pre-merger period from January 1 through July 30, 2008, and the pre-merger period for the nine months ended September 30, 2007:

(In thousands)	Americas	International	Corporate expenses and gain on disposition of assets - net	Consolidated
Post-Merger
Period from July 31, 2008 through September 30, 2008
Revenue	$245,239	$296,460	$—	$541,699
Direct operating expenses	109,209	195,554	—	304,763
Selling, general and administrative expenses	39,590	53,585	—	93,175
Depreciation and amortization	38,230	42,785	—	81,015
Corporate expenses	—	—	11,231	11,231
Gain on disposition of assets - net	—	—	1,528	1,528

Operating income (loss)	$58,210	$4,536	$(9,703)	$53,043

Identifiable assets	$8,697,963	$2,775,598	$385,288	$11,858,849
Capital expenditures	$23,317	$15,504	$—	$38,821
Share-based payments	$1,236	$339	$152	$1,727

Pre-Merger
Period from January 1, 2008 through July 30, 2008
Revenue	$842,831	$1,119,232	$—	$1,962,063
Direct operating expenses	370,924	748,508	—	1,119,432
Selling, general and administrative expenses	138,629	206,217	—	344,846
Depreciation and amortization	117,009	130,628	—	247,637
Corporate expenses	—	—	39,364	39,364
Gain on disposition of assets - net	—	—	10,978	10,978

Operating income (loss)	$216,269	$33,879	$(28,386)	$221,762

Capital expenditures	$82,672	$116,450	$—	$199,122
Share-based payments	$5,453	$1,370	$585	$7,408

Pre-Merger
Nine months ended September 30, 2007
Revenue	$1,080,219	$1,264,891	$—	$2,345,110
Direct operating expenses	427,138	830,682	—	1,257,820
Selling, general and administrative expenses	167,004	226,314	—	393,318
Depreciation and amortization	140,885	152,731	—	293,616
Corporate expenses	—	—	44,936	44,936
Gain on disposition of assets - net	—	—	8,710	8,710

Operating income (loss)	$345,192	$55,164	$(36,226)	$364,130

Identifiable assets	$2,816,825	$2,542,316	$338,968	$5,698,109
Capital expenditures	$76,795	$88,361	$—	$165,156
Share-based payments	$5,451	$1,168	$366	$6,985

The following table presents the Company’s operating segment results for the post-merger period from July 31 through September 30, 2008, the pre-merger period from July 1 through July 30, 2008, and the pre-merger period for the three months ended September 30, 2007:

(In thousands)	Americas	International	Corporate expenses and gain on disposition of assets - net	Consolidated
Post-Merger
Period from July 31, 2008 through September 30, 2008
Revenue	$245,239	$296,460	$—	$541,699
Direct operating expenses	109,209	195,554	—	304,763
Selling, general and administrative expenses	39,590	53,585	—	93,175
Depreciation and amortization	38,230	42,785	—	81,015
Corporate expenses	—	—	11,231	11,231
Gain on disposition of assets - net	—	—	1,528	1,528

Operating income (loss)	$58,210	$4,536	$(9,703)	$53,043

Identifiable assets	$8,697,963	$2,775,598	$385,288	$11,858,849
Share-based payments	$1,236	$339	$152	$1,727

Pre-Merger
Period from July 1, 2008 through July 30, 2008
Revenue	$124,491	$147,185	$—	$271,676
Direct operating expenses	53,659	104,695	—	158,354
Selling, general and administrative expenses	20,197	29,005	—	49,202
Depreciation and amortization	17,637	20,146	—	37,783
Corporate expenses	—	—	5,311	5,311
Gain on disposition of assets - net	—	—	2,506	2,506

Operating income (loss)	$32,998	$(6,661)	$(2,805)	$23,532

Share-based payments	$1,152	$291	$76	$1,519

Pre-Merger
Three months ended September 30, 2007
Revenue	$386,353	$431,188	$—	$817,541
Direct operating expenses	147,339	287,133	—	434,472
Selling, general and administrative expenses	56,636	74,592	—	131,228
Depreciation and amortization	47,692	52,101	—	99,793
Corporate expenses	—	—	16,322	16,322
Gain on disposition of assets - net	—	—	414	414

Operating income (loss)	$134,686	$17,362	$(15,908)	$136,140

Share-based payments	$1,859	$398	$125	$2,382

Identifiable assets of $3.0 billion and $2.8 billion derived from the Company’s foreign operations are included in the data above at September 30, 2008 and 2007, respectively. Revenue associated with our foreign operations is included in the date above for the following periods:

(In millions)	Post-Merger	Pre-Merger
	Period from July 31 through September 30,	Period from January 1 through July 30,	Nine Months Ended September 30,
	2008	2008	2007
Revenue	$318.2	$1,185.8	$1,333.9

(In millions)	Post-Merger	Pre-Merger
	Period from July 31 through September 30,	Period from July 1 through July 30,	Three Months Ended September 30,
	2008	2008	2007
Revenue	$318.2	$156.7	$456.9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Clear Channel Communications’ Merger

Clear Channel Communications, our parent company, completed the merger with a group of equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. on July 30, 2008. Clear Channel Communications is now owned indirectly by CC Media Holdings, Inc. The merger was accounted for as a purchase business combination in conformity with Statement of Financial Accounting Standards No. 141, Business Combinations, and Emerging Issues Task Force Issue 88-16, Basis in Leveraged Buyout Transactions. Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances, requires the application of push down accounting in situations where the ownership of an entity has changed. As a result, the post-merger financial statements reflect the new basis of accounting. Accordingly, the financial statements as of September 30, 2008 reflect Clear Channel Communications’ fair value basis resulting from the merger that has been pushed down to us. A portion of the consideration paid has been allocated to the assets and liabilities acquired at their respective fair values at July 30, 2008. The remaining portion was recorded at the continuing shareholders basis, due to the fact that certain shares of Clear Channel Communications’ were exchanged for shares of CC Media Holdings’ Class A common stock. Excess consideration after this allocation was recorded as goodwill. Clear Channel Communications has estimated the fair value of the acquired assets and liabilities as of the merger date utilizing information available at the time the financial statements were prepared. These estimates are subject to refinement until all pertinent information is obtained. Clear Channel Communications is currently in the process of obtaining third-party valuations of certain of the acquired assets and liabilities in order to allocate the purchase price. Clear Channel Communications will complete its purchase price allocation within one year of the closing of the merger. The final allocation of the purchase price may be different than the initial allocation.

The global economic slowdown has adversely affected advertising revenues across our business in recent months. We will perform our annual impairment test in the fourth quarter of 2008 and it is possible that a continued deterioration in advertising revenues could result in us recognizing an impairment charge.

The accompanying consolidated financial statements are presented for two periods: post-merger and pre-merger. As a result, purchase accounting adjustments, including goodwill, were pushed down to the opening balance sheet on July 31, 2008 as the merger occurred at the close of business on July 30, 2008. The merger resulted in a new basis of accounting beginning on July 31, 2008 and the financial reporting periods are presented as follows:

•	The period from July 31 through September 30, 2008 includes the post-merger period, reflecting the purchase accounting adjustments related to the merger that were pushed down to us.

•	The periods from January 1 through July 30, 2008 and July 1 through July 30, 2008 include the pre-merger period.

•

The 2007 periods presented are pre-merger. The consolidated financial statements for all pre-merger periods were prepared using our historical basis of accounting. As a result of the merger and the associated purchase accounting, the consolidated financial statements of the post-merger periods are not comparable to periods preceding the merger.

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

In conjunction with the merger, Clear Channel Communications’ $1.75 billion revolving credit facility, including the $150.0 million sub-limit, was terminated. The facility was replaced with a $2.0 billion six year revolving credit facility, which includes a $150.0 million sub-limit that certain of our International subsidiaries may borrow against to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. The obligations of these International subsidiaries that are borrowers under the revolving credit facility will be guaranteed by certain of our material wholly-owned subsidiaries, and secured by substantially all assets of such borrowers and guarantors, subject to permitted liens and other exceptions.

Format of Presentation

The accompanying consolidated financial statements included elsewhere in this quarterly report on Form 10-Q are presented for two periods for 2008: post-merger and pre-merger results, which relate to the period succeeding the merger and the periods preceding the merger, respectively. The discussion in this MD&A is presented on a combined basis of the post-merger period for 2008. The 2008 post-merger and pre-merger results are presented but are not discussed separately. We believe that the discussion on a combined basis is more meaningful as it allows the results of operations to be analyzed to comparable periods in 2007.

Description of Business

Our business is potentially subject to the adverse economic conditions currently present in the United States and other countries in which we operate. Effects of the weakening economy could, among other things, adversely affect our clients’ need for advertising and marketing services, result in increased cancellations and non-renewals by our clients, thereby reducing our occupancy levels, require us to lower our rates in order to remain competitive, thereby reducing our yield, or affect our client’s solvency. Any one or more of these effects could materially affect our business, financial condition and results of operations.

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

Relationship with Clear Channel Communications

Under the Corporate Services Agreement, Clear Channel Communications provides management services to us. These services are charged to us based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For further discussion of these services, see Note 5 of the Notes to the Consolidated Financial Statements. For the three months ended September 30, 2008 and 2007, we recorded approximately $7.4 million and $2.4 million, respectively, as a component of corporate expenses for these services. For the nine months ended September 30, 2008 and 2007, we recorded approximately $19.5 million and $13.8 million, respectively, as a component of corporate expenses for these services.

Share-Based Payments

As of September 30, 2008, there was $23.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately three years. The following table details compensation costs related to share-based payments for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008 Combined	2007 Pre-Merger	2008 Combined	2007 Pre-Merger
Direct operating expenses	$2,456	$1,629	$6,413	$4,776
Selling, general and administrative expenses	562	628	1,985	1,843
Corporate expenses	228	125	737	366

Total share-based payments	$3,246	$2,382	$9,135	$6,985

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of the Three and Nine Months Ended September 30, 2008 to the Three and Nine Months Ended September 30, 2007 is as follows:

	Post-Merger	Pre-Merger	Combined
(In thousands)	Period from July 31 through September 30,	Period from July 1 through July 30,	Three Months Ended September 30,
	2008	2008	2008
Revenue	$541,699	$271,676	$813,375
Operating expenses:
Direct operating expenses	304,763	158,354	463,117
Selling, general and administrative expenses	93,175	49,202	142,377
Depreciation and amortization	81,015	37,783	118,798
Corporate expenses	11,231	5,311	16,542
Gain on disposition of assets – net	1,528	2,506	4,034

Operating income	53,043	23,532	76,575
Interest expense (including interest on debt with Clear Channel Communications)	29,640	14,582	44,222
Equity in earnings (loss) of nonconsolidated affiliates	(947)	(8,867)	(9,814)
Other income (expense) – net	(977)	3,067	2,090

Income before income taxes and minority interest	21,479	3,150	24,629
Income tax benefit (expense):
Current	(5,032)	(4,808)	(9,840)
Deferred	(82)	1,119	1,037

Income tax benefit (expense)	(5,114)	(3,689)	(8,803)
Minority interest income (expense), net of tax	(5,551)	(1,160)	(6,711)

Net income (loss)	$10,814	$(1,699)	$9,115

	Post-Merger	Pre-Merger	Combined
(In thousands)	Period from July 31 through September 30,	Period from January 1 through July 30,	Nine Months Ended September 30,
	2008	2008	2008
Revenue	$541,699	$1,962,063	$2,503,762
Operating expenses:
Direct operating expenses	304,763	1,119,432	1,424,195
Selling, general and administrative expenses	93,175	344,846	438,021
Depreciation and amortization	81,015	247,637	328,652
Corporate expenses	11,231	39,364	50,595
Gain on disposition of assets – net	1,528	10,978	12,506

Operating income	53,043	221,762	274,805
Interest expense (including interest on debt with Clear Channel Communications)	29,640	88,787	118,427
Equity in earnings (loss) of nonconsolidated affiliates	(947)	70,842	69,895
Other income (expense) – net	(977)	13,365	12,388

Income before income taxes and minority interest	21,479	217,182	238,661
Income tax benefit (expense):
Current	(5,032)	(30,171)	(35,203)
Deferred	(82)	(21,405)	(21,487)

Income tax benefit (expense)	(5,114)	(51,576)	(56,690)
Minority interest income (expense), net of tax	(5,551)	1,948	(3,603)

Net income (loss)	$10,814	$167,554	$178,368

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2008 Combined	2007 Pre-Merger	% Change	2008 Combined	2007 Pre-Merger	% Change
Revenue	$813,375	$817,541	(1%)	$2,503,762	$2,345,110	7%
Operating expenses:
Direct operating expenses	463,117	434,472	7%	1,424,195	1,257,820	13%
Selling, general and administrative expenses	142,377	131,228	8%	438,021	393,318	11%
Depreciation and amortization	118,798	99,793	19%	328,652	293,616	12%
Corporate expenses	16,542	16,322	1%	50,595	44,936	13%
Gain on disposition of assets – net	4,034	414		12,506	8,710

Operating income	76,575	136,140	(44%)	274,805	364,130	(25%)
Interest expense (including interest on debt with Clear Channel Communications)	44,222	40,178		118,427	120,186
Equity in earnings (loss) of nonconsolidated affiliates	(9,814)	(836)		69,895	2,109
Other income (expense) – net	2,090	2,815		12,388	3,811

Income before income taxes and minority interest	24,629	97,941		238,661	249,864
Income tax benefit (expense):
Current	(9,840)	(31,663)		(35,203)	(82,609)
Deferred	1,037	(5,784)		(21,487)	(16,378)

Income tax benefit (expense)	(8,803)	(37,447)		(56,690)	(98,987)
Minority interest income (expense), net of tax	(6,711)	(5,778)		(3,603)	(11,480)

Net income (loss)	$9,115	$54,716		$178,368	$139,397

Revenue

Three Months

Our revenue decreased $4.2 million, or 1%, during the third quarter of 2008 as compared to 2007. Our Americas revenue declined $16.6 million primarily from a decline in bulletin and poster revenue. Partially offsetting these declines was growth in our International revenue of $12.5 million, with approximately $18.5 million from movements in foreign exchange, partly offset by revenue declines in France and the United Kingdom.

Nine Months

Our revenue increased $158.7 million, or 7%, during the first nine months of 2008 as compared to 2007. Our International revenue increased $150.8 million, with approximately $112.3 million from movements in foreign exchange. Our Americas revenue grew $7.9 million primarily from increases in airport, street furniture and digital display revenue.

Direct Operating Expenses

Three Months

Our direct operating expenses increased $28.6 million, or 7%, during the third quarter of 2008 as compared to 2007. Americas direct operating expenses increased $15.5 million driven by increased site lease expenses. Our International segment contributed $13.1 million of the increase, of which $13.2 million related to movements in foreign exchange.

Nine Months

Our direct operating expenses increased $166.4 million, or 13%, during the first nine months of 2008 as compared to 2007. Our International segment contributed $113.4 million of the increase, of which $74.5 million related to movements in foreign exchange and the remainder of the increase was driven by an increase in site lease expenses. Americas direct operating expenses increased $53.0 million driven by increased site lease expenses associated with new contracts.

Selling, General and Administrative Expenses (SG&A)

Three Months

Our SG&A increased $11.1 million, or 8%, during the third quarter of 2008 as compared to 2007. Our International SG&A expenses increased $8.0 million primarily attributable to $3.7 million from movements in foreign exchange. SG&A increased $3.2 million in our Americas segment principally related to an increase in bad debt expenses.

Nine Months

Our SG&A increased $44.7 million, or 11%, during the first nine months of 2008 as compared to 2007. Our International SG&A expenses increased $33.5 million primarily attributable to $21.0 million from movements in foreign exchange. SG&A increased $11.2 million in our Americas segment principally related to bad debt and other administrative expenses.

Depreciation and Amortization

Three Months

Depreciation and amortization increased $19.0 million during the three months ended September 30, 2008 as compared to the same period of 2007. The increase was primarily due to increased amortization recorded on the fair value adjustments pushed-down as a result of Clear Channel Communications’ merger of $13.3 million and movements in foreign exchange of $2.3 million.

Nine Months

Depreciation and amortization increased $35.0 million during the nine months ended September 30, 2008 as compared to the same period of 2007. The increase was primarily due to the $13.3 million related to the merger discussed above and due to movements in foreign exchange of $12.2 million.

Corporate Expenses

Corporate expenses increased $5.7 million during the nine months ended September 30, 2008 as compared to the same periods of 2007. The increase was primarily due to lower expenses in 2007 due to a favorable ruling surrounding a certain legal case.

Gain on Disposition of Assets — Net

Three Months

The gain on disposition of assets — net for the three months ended September 30, 2008 increased $3.6 million from $0.4 million in 2007 to $4.0 million in 2008. During the third quarter of 2008, we recorded a $1.7 million gain on the sale of International street furniture.

Nine Months

The gain on disposition of assets — net for the nine months ended September 30, 2008 was $12.5 million. During the first quarter of 2008, we exchanged assets in one of our Americas markets for assets located in a different market and recognized a gain of $2.6 million in “Gain on disposition of assets – net.” During the second quarter of 2008, we recorded a $4.0 million gain on sale of property. In addition, $1.7 million in the third quarter of 2008 was due to the item discussed above. The gain in 2007 primarily related to $5.5 million for the sale of International street furniture assets.

Interest Expense (Including Interest on Debt with Clear Channel Communications)

Three Months

Interest expense increased $4.0 million during the three months ended September 30, 2008 as compared to the same period of 2007. The increase was primarily due to an increase in the interest rate on the $2.5 billion note to Clear Channel Communications. The interest rate is based on Clear Channel Communications’ weighted average cost of debt, which increased due to the merger. See “Liquidity and Capital Resources” below for further discussion of the impact of the merger on interest expense.

Nine Months

Interest expense decreased $1.8 million during the nine months ended September 30, 2008 as compared to the same period of 2007. The decline is due to a decrease in the amount borrowed on the bank credit facility and an increase in interest income on the “Due from Clear Channel Communications” account.

Equity in Earnings (Loss) of Nonconsolidated Affiliates

Three Months

Equity in earnings (loss) of nonconsolidated affiliates decreased $9.0 million during the three months ended September 30, 2008 as compared to the same period of 2007, due to a $9.0 million impairment charge to one of our International equity method investments.

Nine Months

Equity in earnings (loss) of nonconsolidated affiliates increased $67.8 million during the nine months ended September 30, 2008 as compared to the same period of 2007. In the first quarter of 2008, we sold our 50% interest in Clear Channel Independent, a South African outdoor advertising company, and recognized a gain of $75.6 million. This gain was partially offset by the impairment discussed above.

Other Income (Expense) — Net

Other income of $2.1 million during the three months ended September 30, 2008 primarily related to a $5.5 million dividend received from an International investment. This income was partially offset by net foreign exchange transaction losses on short-term intercompany accounts.

Other income of $12.4 million during the nine months ended September 30, 2008 primarily related to the $5.5 million dividend discussed above and net foreign exchange transaction gains on short-term intercompany accounts.

Income Taxes

Our operations are included in a consolidated income tax return filed by Clear Channel Communications. However, for our financial statements, our provision for income taxes was computed on the basis that we file separate consolidated income tax returns with our subsidiaries.

Three Months

Current tax expense for the three months ended September 30, 2008 decreased $21.8 million compared to 2007 primarily due to the decrease in Income before income taxes and minority interest of $73.3 million. The effective tax rate for the three months ended September 30, 2008 decreased to 35.7% as compared to 38.2% for the three months ended September 30, 2007, primarily due to the favorable settlement of certain tax return examinations during 2008. Deferred tax income for the three months ended September 30, 2008 increased $6.8 million compared to 2007 primarily due to additional deferred tax expense that was recorded during the three months ended September 30, 2007 related to the true up of prior tax filings.

Nine Months

Current tax expense for the nine months ended September 30, 2008 decreased $47.4 million compared to 2007 primarily due to current tax benefits recorded in 2008 related to additional tax depreciation deductions as a result of the bonus depreciation provisions enacted as part of the Economic Stimulus Act of 2008. The effective tax rate for the nine months ended September 30, 2008 decreased to 23.8% as compared to 39.6% for the nine months ended September 30, 2007, primarily due to the gain from the sale of our 50% interest in Clear Channel Independent, which was a tax free disposition, thereby resulting in no current tax expense for the year. Deferred tax expense for the nine months ended September 30, 2008 increased $5.1 million compared to 2007 primarily due to the additional tax depreciation deductions in 2008 mentioned above.

Minority Interest Income (Expense), Net of Tax

Minority interest expense decreased $7.9 million during the nine months ended September 30, 2008 as compared to the same period of 2007 primarily related to $9.7 million recorded related to the purchase of the remaining minority interest in one of our subsidiaries.

Americas Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2008 Combined	2007 Pre-Merger	% Change	2008 Combined	2007 Pre-Merger	% Change
Revenue	$369,730	$386,353	(4%)	$1,088,070	$1,080,219	1%
Direct operating expenses	162,868	147,339	11%	480,133	427,138	12%
Selling, general and administrative expenses	59,787	56,636	6%	178,219	167,004	7%
Depreciation and amortization	55,867	47,692	17%	155,239	140,885	10%

Operating income	$91,208	$134,686	(32%)	$274,479	$345,192	(20%)

Three Months

Revenue declined approximately $16.6 million during the third quarter of 2008 compared to the same period of 2007 driven by a decline in bulletin and poster revenues. The decline in bulletin and poster revenues was driven principally by a decline in occupancy compared to the third quarter of 2007. A decline in national advertising had the biggest adverse impact on occupancy. Partially offsetting the decline in bulletin and poster revenues was an increase in digital revenues primarily driven by an increase in the number of digital displays. The top five advertising categories were telecommunications, retail, media, automotive and amusements. With the exception of Los Angeles and Milwaukee, two of the markets where we have installed digital networks, results for most U.S. markets reflected slowing demand during the quarter. We experienced growth in Latin American markets during the quarter.

Direct operating expenses increased $15.5 million during the third quarter of 2008 compared to the same period of 2007 primarily from an $11.6 million increase in site-lease expenses. The increase in site-lease expenses is attributable to new taxi contracts in New York and Las Vegas, new airport contracts in San Jose and Seattle and new street furniture contracts in San Francisco.

SG&A increased $3.2 million during the third quarter of 2008 compared to the same period of 2007 primarily from an increase in bad debt expenses of $1.6 million.

Depreciation and amortization increased approximately $8.2 million primarily as a result of $5.0 million in amortization recorded on the fair value adjustments pushed-down as a result of Clear Channel Communications’ merger and $4.8 million of accelerated depreciation from billboards that were removed.

Nine Months

Revenue increased approximately $7.9 million during the nine months ended September 30, 2008 compared to the same period of 2007 primarily from increases of $50.4 million attributable to airport revenues, digital display revenues and street furniture revenues. The increase in airport revenues was driven by new contracts and increased rates while digital display revenue growth was primarily the result of an increase in the number of digital displays. The increase in street furniture revenue was mostly due to new contracts. These revenue increases were partially offset by a decline of $38.6 million in bulletin and poster revenue. The decline in bulletin revenue was principally from decreased occupancy while the decline in poster revenue was mainly attributable to a decrease in rate.

Our Americas direct operating expenses increased $53.0 million principally from higher site lease expenses of $46.3 million mainly attributable to new taxi, airport and street furniture contracts. Our SG&A expenses increased $11.2 million largely from increased bad debt expense of $2.3 million, an increase in $2.7 million in taxes and license fees and $2.8 million associated with various legal expenses.

Depreciation and amortization increased approximately $14.4 million mostly as a result of $5.0 million in amortization recorded on the fair value adjustments pushed-down as a result of Clear Channel Communications’ merger and $6.9 million of accelerated depreciation from billboards that were removed.

International Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2008 Combined	2007 Pre-Merger	% Change	2008 Combined	2007 Pre-Merger	% Change

Revenue	$443,645	$431,188	3%	$1,415,692	$1,264,891	12%
Direct operating expenses	300,249	287,133	5%	944,062	830,682	14%
Selling, general and administrative expenses	82,590	74,592	11%	259,802	226,314	15%
Depreciation and amortization	62,931	52,101	21%	173,413	152,731	14%

Operating income (loss)	$(2,125)	$17,362	NA	$38,415	$55,164	(30%)

Three Months

Revenue increased approximately $12.5 million during the third quarter of 2008 compared to the same period of 2007 including the positive impact of foreign exchange of $18.5 million. Also contributing to the increased revenue was growth in China principally from the Olympics. Partially offsetting the revenue growth was a decline in France, mostly from the loss of a contract for advertising on railway land. Revenues in the United Kingdom also declined in the third quarter of 2008. The top five international advertising categories were retail, food products, telecommunications, automotive and entertainment. Leading markets during the quarter included China, Finland, Romania, Turkey, Poland, Russia and the Baltics.

Direct operating expenses increased $13.1 million from an increase of $13.2 million from movements in foreign exchange. SG&A expenses increased $8.0 million principally from $3.7 million related to movements in foreign exchange.

Depreciation and amortization expenses increased $10.8 million from $8.3 million in amortization recorded on the fair value adjustments pushed-down as a result of Clear Channel Communications’ merger and $2.3 million from movements in foreign exchange.

Nine Months

Revenue increased $150.8 million, with approximately $112.3 million from movements in foreign exchange. The remainder of the revenue growth was primarily attributable to growth in China, Turkey, Australia and Romania, partially offset by revenue declines in France and the United Kingdom. China, Turkey and Australia all benefited from strong advertising environments. We acquired operations in Romania at the end of the second quarter of 2007, which contributed to the revenue growth in 2008.

Direct operating expenses increased $113.4 million. Included in the increase is approximately $74.5 million related to movements in foreign exchange. The remaining increase in direct operating expenses was driven by an increase in site lease expenses. SG&A expenses increased $33.5 million in 2008 over 2007 from approximately $21.0 million related to movements in foreign exchange.

Depreciation and amortization expenses increased $20.7 million with $8.3 million in amortization recorded on the fair value adjustments pushed-down as a result of Clear Channel Communications’ merger and $12.2 million from movements in foreign exchange.

Reconciliation of Segment Operating Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008 Combined	2007 Pre-Merger	2008 Combined	2007 Pre-Merger
Americas	$91,208	$134,686	$274,479	$345,192
International	(2,125)	17,362	38,415	55,164
Corporate expenses	(16,542)	(16,322)	(50,595)	(44,936)
Gain on disposition of assets – net	4,034	414	12,506	8,710

Consolidated operating income	$76,575	$136,140	$274,805	$364,130

LIQUIDITY AND CAPITAL RESOURCES

Clear Channel Communications’ Agreement and Plan of Merger

Clear Channel Communications’ capitalization, liquidity and capital resources substantially changed due to the consummation of its merger on July 30, 2008. Upon the closing of the merger, Clear Channel Communications incurred additional debt and became highly leveraged. We are not borrowers or guarantors of Clear Channel Communications’ credit agreements other than for direct borrowings by certain of our international subsidiaries under the $150.0 million sub-limit included in Clear Channel Communications’ $2.0 billion revolving credit facility. As of September 30, 2008, there were no borrowings under this sublimit. Our Company and our consolidated subsidiaries are Restricted Subsidiaries under Clear Channel Communications’ credit agreements and are therefore subject to various restrictions contained therein. The interest rate we pay on our $2.5 billion promissory note is based on the weighted average cost of debt for Clear Channel Communications which increased due to the consummation of the merger. As such, the interest we pay on our $2.5 billion promissory note similarly increased and may increase again in the future as a result of, among other events, another change in Clear Channel Communications’ capitalization, liquidity and capital resources. To the extent we cannot pass on our increased borrowing costs to our clients, our profitability, and potentially our ability to raise capital, could be materially affected.

Under our Master Agreement with Clear Channel Communications and the $2.5 billion note payable to Clear Channel Communications, we are limited in our borrowing from third parties to no more than $400.0 million. We have access to borrowings under a $150.0 million sub-limit included in Clear Channel Communications’ six-year, multicurrency $2.0 billion revolving credit facility. Certain of our International subsidiaries may borrow under the sub-limit to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. The obligations of these International subsidiaries that are borrowers under the revolving credit facility will be guaranteed by certain of our material wholly-owned subsidiaries, and secured by substantially all assets of such borrowers and guarantors, subject to permitted liens and other exceptions. The interest rate on outstanding balances under the new credit facility is based upon LIBOR or, for Euro denominated borrowings, EURIBOR, plus, in each case, a margin, which margin is generally higher than the margin under Clear Channel Communications’ previous credit facility. See discussion below under “Bank Credit Facility.” A deterioration in the financial condition of Clear Channel Communications or borrowings by Clear Channel Communications under the $150.0 million sub-limit in the future could also further increase our borrowing costs or impair our access to the capital markets because of our reliance on Clear Channel Communications for availability under this new revolving credit facility.

Also, so long as Clear Channel Communications maintains a significant interest in us, pursuant to the Master Agreement between Clear Channel Communications and us, Clear Channel Communications will have the option to limit our ability to incur debt or issue equity securities, which could adversely affect our ability to meet our liquidity needs.

Cash Flows

The following table summarizes our historical cash flows:

	Nine Months Ended September 30,
(In thousands)	2008	2007
	Combined	Pre-Merger
Cash provided by (used in):
Operating activities	$447,489	$439,508
Investing activities	$(308,458)	$(203,895)
Financing activities	$(194,998)	$(224,328)

Operating Activities:

Net cash provided by operating activities of $447.5 million for the nine months ended September 30, 2008 principally reflected net income of $178.4 million, depreciation and amortization of $328.7 million, and deferred income tax expense of $21.5 million. In addition, we recorded a $75.6 million gain in equity in earnings of nonconsolidated affiliates related to the sale of our 50% interest in Clear Channel Independent based on the fair value of the equity securities received as consideration. Also offsetting the net cash provided by operating activities was a negative change in working capital of $21.8 million. Net cash provided by operating activities of $439.5 million for the nine months ended September 30, 2007 principally reflected net income of $139.4 million, depreciation and amortization of $293.6 million, and deferred income tax expense of $16.4 million. This was partially offset by a negative change in working capital of approximately $26.5 million.

Investing Activities:

Net cash used in investing activities of $308.5 million for the nine months ended September 30, 2008 mainly reflected capital expenditures of $237.9 million related to purchases of property, plant and equipment and $104.8 million related to acquisitions of operating assets, partially offset by proceeds from the sale of other assets of $40.0 million. Net cash used in investing activities of $203.9 million for the nine months ended September 30, 2007 mainly reflected capital expenditures of $165.2 million related to purchases of property, plant and equipment and $42.7 million related to acquisitions of operating assets.

Financing Activities:

Net cash used in financing activities of $195.0 million for the nine months ended September 30, 2008 reflected a net reduction in debt and credit facilities of $100.2 million and net transfers of cash to Clear Channel Communications of $98.8 million. Net cash used in financing activities of $224.3 million for the nine months ended September 30, 2007 reflected a net decrease in debt and credit facilities of $70.4 million and a net transfer of cash to Clear Channel Communications of $162.7 million.

Anticipated Cash Requirements:

Our primary source of liquidity is cash flow from operations. Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations, and borrowing under the cash management note with Clear Channel Communications and the $150.0 million sub-limit facility will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for the foreseeable future. Our ability to fund our working capital needs, debt payments and other obligations, however, depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control. However, continuing adverse securities and credit market conditions could significantly affect the availability of credit. While there is no assurance in the current economic environment, we believe the lenders participating in Clear Channel Communications’ credit agreement, and in turn our $150.0 million sub-limit facility, will be willing and able to provide financing in accordance with the terms of their agreements.

SOURCES OF CAPITAL

As of September 30, 2008 and December 31, 2007, we had the following debt outstanding, cash and cash equivalents and amounts due from Clear Channel Communications:

(In millions)	September 30, 2008	December 31, 2007
Bank credit facility	$—	$80.0
Debt with Clear Channel Communications	2,500.0	2,500.0
Other borrowings	75.7	102.0

Total debt	2,575.7	2,682.0
Less: Cash and cash equivalents	82.1	134.9
Less: Due from Clear Channel Communications	378.6	265.4

	2,115.0	$2,281.7

The Company may from time to time repay its outstanding debt or seek to purchase its outstanding equity securities. Such transactions, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

Bank Credit Facility

In addition to net cash flows from operations, another source of liquidity is through borrowings under a $150.0 million sub-limit included in Clear Channel Communications’ six-year, multicurrency $2.0 billion revolving credit facility. Certain of our International subsidiaries may borrow under the sub-limit to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. The obligations of these International subsidiaries that are borrowers under the revolving credit facility will be guaranteed by certain of our material wholly-owned subsidiaries, and secured by substantially all assets of such borrowers and guarantors, subject to permitted liens and other exceptions. The interest rate on outstanding balances under the credit facility is equal to an applicable margin plus, at Clear Channel Communications’ option, either (i) a base rate determined by reference to the higher of (A) the prime lending rate publicly announced by the administrative agent and (B) the federal funds effective rate from time to time plus 0.50%, or (ii) a Eurocurrency rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margin percentage is 2.40% in the case of base rate loans, and 3.40% in the case of Eurocurrency rate loans, subject to adjustment based upon Clear Channel Communications’ leverage ratio. At September 30, 2008 and November 7, 2008, there was no outstanding balance on the sub-limit, and $150.0 million was available for future borrowings, with the entire balance to be repaid on July 30, 2014.

Debt With Clear Channel Communications

As part of the day-to-day cash management services provided by Clear Channel Communications, we maintain accounts that represent net amounts due to or from Clear Channel Communications, which is recorded as “Due from/to Clear Channel Communications” on the consolidated balance sheet. The accounts represent our revolving promissory note issued by us to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to us in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances. The accounts accrue interest and are generally payable on demand. Interest on the cash management note owed by us accrues on the daily net negative cash position based upon LIBOR plus a margin. Interest on the cash management note owed by Clear Channel Communications accrues interest on the daily net positive cash position based upon the average one-month generic treasury bill rate. Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, we maintain collection bank accounts swept daily by Clear Channel Communications. In return, Clear Channel Communications funds our controlled disbursement accounts as checks or electronic payments are presented for payment. Our claim in relation to cash transferred from our concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account. At September 30, 2008 (post-merger) and December 31, 2007 (pre-merger), the asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet was $378.6 million and $265.4 million, respectively. The net interest income for the three months ended September 30, 2008 and 2007 was $1.2 million and $1.2 million, respectively. The net interest income for the nine months ended September 30, 2008 and 2007 was $3.4 million and $2.2 million, respectively. At September 30, 2008, the interest rate on the “Due from Clear Channel Communications” account was 0.8%.

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

We have a note in the original principal amount of $2.5 billion to Clear Channel Communications which matures on August 2, 2010, and may be prepaid in whole at any time, or in part from time to time. The note accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. This note is mandatorily payable upon our change of control (as defined in the note) and, subject to certain exceptions, all net proceeds from debt or equity raised by us must be used to prepay such note. At September 30, 2008, the interest rate on the $2.5 billion note was 7.4%.

Our debt with Clear Channel Communications continues under the same terms and conditions subsequent to the merger.

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

As long as Clear Channel Communications maintains a significant interest in us, pursuant to the Master Agreement between Clear Channel Communications and us, Clear Channel Communications will have the option to limit our ability to incur debt or issue equity securities, which could adversely affect our ability to meet our liquidity needs. In addition, the $2.5 billion note requires us to prepay it in full upon a change of control, and, upon our issuances of equity and incurrence of debt, subject to certain exceptions, to prepay the note in the amount of net proceeds received from such events. Under the Master Agreement with Clear Channel Communications and the $2.5 billion note, we are limited in our borrowing from third parties to no more than $400.0 million (including borrowings under the $150.0 million sub-limit of Clear Channel Communications’ $2.0 billion revolving credit facility).

Debt Covenants

The $2.5 billion note requires us to comply with various negative covenants, including restrictions on the following activities: incurring consolidated funded indebtedness (as defined in the note), excluding intercompany indebtedness, in a principal amount in excess of $400.0 million at any one time outstanding; creating liens; making investments; entering into sale and leaseback transactions (as defined in the note), which when aggregated with consolidated funded indebtedness secured by liens, will not exceed an amount equal to 10% of our total consolidated shareholders’ equity (as defined in the note) as shown on our most recently reported annual audited consolidated balance sheet; disposing of all or substantially all of our assets; entering into mergers and consolidations; declaring or making dividends or other distributions; repurchasing our equity; and entering into transactions with our affiliates.

In addition, the note requires us to prepay it in full upon a change of control. The note defines a change of control to occur when Clear Channel Communications ceases to control (i) directly or indirectly, more than 50% of the aggregate voting equity interests of us, our operating subsidiary or our respective successors or assigns, or (ii) the ability to elect a majority of our Board of Directors, our operating subsidiary or our respective successors or assigns. Upon our issuances of equity and incurrences of debt, subject to certain exceptions, we are also required to prepay the note in the amount of the net proceeds received by us from such events.

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

At September 30, 2008, we and Clear Channel Communications were in compliance with all debt covenants.

USES OF CAPITAL

Acquisitions

During the nine months ended September 30, 2008, our Americas segment paid $53.2 million for the acquisition of advertising structures and the final earnout payments for Interspace Airport Advertising, which we acquired in July 2006. Our International segment paid $51.6 million primarily related to the acquisition of additional equity interests in outdoor companies and the acquisition of advertising structures.

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

Capital Expenditures

Our capital expenditures have consisted of the following:

(In millions)	Nine Months Ended September 30,
	2008	2007
Non-revenue producing	$59.2	$53.7
Revenue producing	178.7	111.5

Total capital expenditures	$237.9	$165.2

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

Certain agreements relating to acquisitions provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired company generally over a one to five year period. We will continue to accrue additional amounts related to such contingent payments if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, would not significantly impact our financial position, results of operations or cash flow.

In addition to our scheduled maturities on our debt, we have future cash obligations under various types of contracts. We lease office space, certain equipment and the majority of the land occupied by our advertising structures under long-term operating leases. Some of our lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for our payment of utilities and maintenance.

We have minimum franchise payments associated with non-cancelable contracts that enable us to display advertising on such media as buses, taxis, trains, bus shelters and terminals. The majority of these contracts contain rent provisions calculated as the greater of a percentage of the relevant advertising revenue or a specified guaranteed minimum annual payment.

The scheduled maturities of our credit facility, our $2.5 billion note to Clear Channel Communications, other long-term debt outstanding, future minimum rental commitments under non-cancelable lease agreements, minimum payments under other non-cancelable contracts, capital expenditure commitments, and other long-term obligations as of September 30, 2008 are as follows:

	Payments Due by Period
(In thousands)	Total	2008	2009-2010	2011-2012	2013 and Thereafter
Long-term Debt
Revolving credit facility	$—	$—	$—	$—	$—
Debt with Clear Channel Communications	2,500,000	—	2,500,000	—	—
Other long-term debt	75,711	60,311	13,709	849	842
Interest payments on long-term debt(1)	493,893	185,853	308,038	1	1

Noncancelable contracts	2,231,308	121,818	738,998	563,041	807,451
Noncancelable operating leases	2,025,800	72,052	505,117	363,926	1,084,705
Capital expenditure commitments	226,082	113,073	90,317	22,599	93
Employment contracts	14,218	6,810	6,940	468	—
Other long-term obligations(2)	100,712	—	847	1,888	97,977

Total (3)	$7,667,724	$559,917	$4,163,966	$952,772	$1,991,069

(1)

Interest payments on long-term debt consist primarily of interest on our $2.5 billion variable rate note to Clear Channel Communications which is estimated using the interest rate as of September 30, 2008, of 7.4%. The debt with Clear Channel Communications accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel

Communications, calculated on a monthly basis, which increased as a result of Clear Channel Communications’ merger. Each 50 basis point increase or decrease in the interest rate would increase or decrease our interest expense and cash outlay for each year by approximately $12.5 million. This potential increase or decrease is based on the simplified assumption that the level of floating rate debt remains constant with an immediate across-the-board increase or decrease as of September 30, 2008, with no subsequent change in rates for the remainder of the period.

(2)	Other long-term obligations consist of $57.9 million related to asset retirement obligations recorded pursuant to Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which assumes the underlying assets will be removed at some period over the next 50 years. Also included in the table is $35.4 million related to retirement plans and $7.4 million related to other long-term obligations with a specific maturity.

(3)	Excluded from the table is $109.2 million related to various obligations with no specific contractual commitment or maturity, $69.1 million of which relates to unrecognized tax benefits recorded pursuant to Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

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

MARKET RISK

Interest Rate Risk

We had approximately $2.6 billion total debt outstanding as of September 30, 2008, of which $2.5 billion is debt with Clear Channel Communications. The debt with Clear Channel Communications accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. As a result of Clear Channel Communications’ merger, Clear Channel Communications’ weighted average cost of debt increased from 5.9% as of June 30, 2008 to 7.4% as of September 30, 2008. Assuming an interest rate of 7.4% on our $2.5 billion debt with Clear Channel Communications for the nine months ended September 30, 2008, our interest expense would have increased by approximately $23.7 million. Each 50 basis point increase or decrease in the interest rate would have increased or decreased our interest expense and cash outlay for the nine months ended September 30, 2008, by approximately $9.4 million. This potential increase or decrease is based on the simplified assumption that the level of floating rate debt remains constant with an immediate across-the-board increase or decrease as of September 30, 2008, with no subsequent change in rates for the remainder of the period.

Equity Price Risk

The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at September 30, 2008 by $12.7 million and would change comprehensive income by $7.5 million. For a further discussion of our available-for-sale equity securities, see the Notes to the Consolidated Financial Statements.

Foreign Currency Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies, except in the hyperinflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported net income of approximately $100.9 million for the nine months ended September 30, 2008. We estimate a 10% change in the value of the U.S. dollar relative to foreign currencies would have changed our net income for the nine months ended September 30, 2008, by approximately $10.1 million.

Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our equity method investments in various countries. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at September 30, 2008 would change our equity in earnings of nonconsolidated affiliates by $7.0 million and would change our net income by approximately $4.1 million for the nine months ended September 30, 2008.

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

A wide range of factors could materially affect future developments and performance, including:

•

the adverse effects of the global economic slowdown on advertising revenues in recent months. We will perform our annual impairment test in the fourth quarter of 2008 and it is possible that a continued deterioration in advertising revenues could result in our recognizing an impairment charge on the acquired assets or goodwill;

•	risks associated with the current global economic crisis and its impact on capital markets and liquidity;

•

the impact of other general economic and political conditions in the United States and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;

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

Required information is presented under “MARKET RISK” within Item 2 of this Part I.

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

There were no changes in our internal control over financial reporting that occurred during the most recent three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are currently involved in certain legal proceedings arising in the ordinary course of business and, as required, have accrued an estimate of the probable costs for the resolution of these claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.

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

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table sets forth the Company’s purchases of our Class A common stock registered pursuant to Section 12 of the Exchange Act that occurred during the quarter ended September 30, 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	136	$15.99	—	—
August 1 through August 31	—	—	—	—
September 1 through September 30	—	—	—	—

Total	136		—

(1)    The shares indicated consist of shares tendered by employees to the Company during the three months ended September 30, 2008, to satisfy the employees’ tax withholding obligations in connection with the vesting and release of restricted shares, which are repurchased by the Company based on their fair market value on the date the relevant transaction occurs.

(2) The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 31, 2006).

3.2	Amended and Restated Bylaws of Clear Channel Outdoor Holdings, Inc. as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed February 14, 2008).

4.1	Form of Specimen Class A Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-127375 (the “Registration Statement”)).

4.2	Form of Specimen Class B Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 4.2 to the Registration Statement).

11*	Statement re: Computation of Per Share Earnings.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

November 10, 2008	/s/ Randall T. Mays
Randall T. Mays
Chief Financial Officer

November 10, 2008	/s/ Herbert W. Hill, Jr.
Herbert W. Hill, Jr.
Senior Vice President and Chief Accounting Officer