Form 10-K
period 2008-12-31
Clear Channel Outdoor Holdings, Inc.
filed 2009-03-02
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008, or

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2008, the aggregate market value of the Common Stock beneficially held by non-affiliates of the registrant was approximately $722.7 million based on the closing sales price as reported on the New York Stock Exchange. (For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).

On February 26, 2009, there were 40,654,329 outstanding shares of Class A Common Stock, excluding 24,520 shares held in treasury, and 315,000,000 outstanding shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for the 2009 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I

ITEM 1.	Business

The Company

Clear Channel Outdoor Holdings, Inc., or the Company, provides clients with advertising opportunities through billboards, street furniture displays, transit displays and other out-of-home advertising displays, such as wallscapes, spectaculars, neons and mall displays, which we own or operate in key markets worldwide. Our business consists of two reportable operating segments: Americas and International. As of December 31, 2008, we owned or operated approximately 908,000 advertising displays worldwide. For the year ended December 31, 2008, we generated revenue of approximately $3.3 billion, with $1.4 billion and $1.9 billion from our Americas and International segments, respectively.

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

We entered into agreements with Clear Channel Communications that govern the relationship between Clear Channel Communications and us and provide for, among other things, the provision of services by Clear Channel Communications to us and the allocation of employee benefit, tax and other liabilities and obligations attributable to our operations. These agreements include the Corporate Services Agreement, Employee Matters Agreement and Tax Matters Agreement. All of the agreements relating to our ongoing relationship with Clear Channel Communications were made in the context of a parent-subsidiary relationship and the terms of these agreements may be more or less favorable to us than if they had been negotiated with unaffiliated third parties.

Clear Channel Communications has the right to terminate these agreements in various circumstances. As of the date of the filing of this report, no notice of termination of any of these agreements has been received from Clear Channel Communications.

For as long as Clear Channel Communications continues to own shares of our common stock representing more than 50% of the total voting power of our common stock, it will have the ability to direct the election of all members of our Board of Directors and to exercise a controlling influence over our business and affairs, including any determination with respect to mergers or other business combinations, our acquisition or disposition of assets, our incurrence of indebtedness, our issuance of any additional common stock or other equity services, our repurchase or redemption of common stock or any preferred stock, if applicable, and our payment of dividends. Similarly, Clear Channel Communications will have the power to determine or significantly influence the outcome of matters submitted to a vote of our shareholders, including the power to prevent an acquisition or any other change in control, and to take other actions that might be favorable to Clear Channel Communications.

Recent Developments

On July 30, 2008, Clear Channel Communications completed its merger with a subsidiary of CC Media Holdings, Inc., or CC Media Holdings, a company formed by a group of private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. Clear Channel Communications is now owned indirectly by CC Media Holdings.

The global economic slowdown has adversely affected advertising revenues across our businesses in recent months. In this regard, we performed an interim impairment test in the fourth quarter of 2008 and recorded a non-cash impairment of approximately $3.2 billion.

On January 20, 2009, CC Media Holdings announced that it had commenced a restructuring program targeting a reduction of fixed costs by approximately $350 million on an annualized basis. As part of the program, it eliminated approximately 1,850 full-time positions representing approximately 9% of total workforce. The restructuring program will also include other actions, including elimination of overlapping functions and other cost savings initiatives. The program is expected to result in restructuring and other non-recurring charges of approximately $200 million, although additional costs may be incurred as the program evolves. It is estimated that approximately 40% of the anticipated cost savings and related charges will be attributable to us. The cost savings initiatives are expected to be fully implemented by the end of the first quarter of 2010. No assurance can be given that the restructuring program will be successful or will achieve the anticipated cost savings in the timeframe expected or at all. In addition, the restructuring program may be modified or terminated in response to economic conditions or otherwise.

As of December 31, 2008 we had recognized approximately $35.5 million of expenses related to our restructuring program. These expenses primarily related to severance of approximately $27.8 million and $7.7 million related to other professional fees.

You can find more information about us at our Internet website located at www.clearchanneloutdoor.com. Our filings are available free of charge via a link on our Internet website after we electronically file such material with the SEC. The contents of our website are not deemed to be part of this Annual Report on Form 10-K or any of our other filings with the SEC.

Our Business Segments

We have two reportable business segments: Americas and International, which represented 43% and 57% of our 2008 net revenue, respectively. In addition to the information provided below, see Note N to the consolidated financial statements for more information about our segments.

We believe we offer advertisers a diverse platform of media assets across geographies and outdoor products. We intend to continue to execute upon our long-standing outdoor advertising strategies, while closely managing expense growth and focusing on achieving operating efficiencies throughout our businesses. Within each of our operating segments, we share best practices across our markets in an attempt to replicate our successes throughout the markets in which we operate.

Our Americas business segment includes our operations in the United States, Canada and Latin America, with approximately 92% of our 2008 revenue in this segment derived from the United States. We own or operate approximately 237,000 displays in our Americas segment and have operations in 49 of the 50 largest markets in the United States, including all of the 20 largest markets. Our International business segment includes our operations in Asia, Australia and Europe, with approximately 40% of our 2008 revenue in this segment derived from France and the United Kingdom. We own or operate approximately 670,000 displays in 36 countries.

Our assets consist of billboards, street furniture and transit displays, airport displays, mall displays, and wallscapes and other spectaculars, which we own or operate under lease management agreements. Our advertising business is focused on urban markets with dense populations.

Our Strategy

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

Finally, we aim to capitalize on advances in electronic displays, including flat screens, LCDs and LEDs, as an alternative to traditional methods of outdoor advertising. These electronic displays may be linked through centralized computer systems to instantaneously and simultaneously change static advertisements on a large number of displays. Digital outdoor advertising provides advantages to advertisers, including the flexibility to change messaging over the course of a day, the ability to quickly change messaging and the ability to enhance targeting by reaching different demographics at different times of day. Digital outdoor displays provide us with advantages, as they are operationally efficient and eliminate safety issues from manual copy changes.

Americas

Sources of Revenue

Americas generated 43%, 45% and 46% of our combined revenue in 2008, 2007 and 2006, respectively. Americas’ revenue is derived from the sale of advertising copy placed on our display inventory. Our display inventory consists primarily of billboards, street furniture displays and transit displays. The margins on our billboard contracts tend to be higher than those on contracts for other displays, due to their greater size, impact and location along major roadways that are highly trafficked. Billboards comprise approximately two-thirds of our display revenues. The following table shows the approximate percentage of revenue derived from each category for our Americas advertising inventory:

	Year Ended December 31,
	2008	2007	2006
Billboards
Bulletins (1)	51%	52%	52%
Posters	15%	16%	18%
Street furniture displays	5%	4%	4%
Transit displays	17%	16%	14%
Other displays (2)	12%	12%	12%

Total	100%	100%	100%

(1)	Includes digital displays.
(2)	Includes spectaculars, mall displays and wallscapes.

Our Americas segment generates revenues from local, regional and national sales. Our advertising rates are based on a number of different factors including location, competition, size of display, illumination, market and gross ratings points. Gross ratings points are the total number of impressions delivered, expressed as a percentage of a market population, of a display or group of displays. The number of impressions delivered by a display is measured by the number of people passing the site during a defined period of time. For all of our billboards in the United States, we use independent, third-party auditing companies to verify the number of impressions delivered by a display. “Reach” is the percent of a target audience exposed to an advertising message at least once during a specified period of time, typically during a period of four weeks. “Frequency” is the average number of exposures an individual has to an advertising message during a specified period of time. Out-of-home frequency is typically measured over a four-week period.

While location, price and availability of displays are important competitive factors, we believe that providing quality customer service and establishing strong client relationships are also critical components of sales. In addition, we have long-standing relationships with a diversified group of advertising brands and agencies that allow us to diversify client accounts and establish continuing revenue streams.

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

Other Inventory

The balance of our display inventory consists of spectaculars, mall displays and wallscapes. Spectaculars are customized display structures that often incorporate video, multidimensional lettering and figures, mechanical devices and moving parts and other embellishments to create special effects. The majority of our spectaculars are located in Times Square in New York City, Dundas Square in Toronto, Fashion Show in Las Vegas, Sunset Strip in Los Angeles, Westgate City Center in Glendale, Arizona, the Boardwalk in Atlantic City and across from the Target Center in Minneapolis. Client contracts for spectaculars typically have terms of one year or longer. We also own displays located within the common areas of malls on which our clients run advertising campaigns for periods ranging from four weeks to one year. Contracts with mall operators grant us the exclusive right to place our displays within the common areas and sell advertising on those displays. Our contracts with mall operators generally have terms ranging from five to ten years. Client contracts for mall displays typically have terms ranging from six to eight weeks. Finally, a wallscape is a display that drapes over or is suspended from the sides of buildings or other structures. Generally, wallscapes are located in high-profile areas where other types of outdoor advertising displays are limited or unavailable. Clients typically contract for individual wallscapes for extended terms.

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

Advertising Inventory and Markets

As of December 31, 2008, we owned or operated approximately 237,000 displays in our Americas segment. The following table sets forth certain selected information with regard to our Americas advertising inventory, with our markets listed in order of their designated market area (“DMA® ”) region ranking (DMA® is a registered trademark of Nielsen Media Research, Inc.):

DMA®		Billboards		Street
Region Rank	Markets	Bulletins	Posters	Furniture Displays	Transit Displays	Other Displays(1)	Total Displays
	United States
1	New York, NY	—	—	—	—	—	17,047
2	Los Angeles, CA	—	—	—	—	—	10,689
3	Chicago, IL	—	—	—	—	—	15,532
4	Philadelphia, PA	—	—	—	—	—	6,214
5	Dallas-Ft. Worth, TX	—	—	—	—	—	16,688
6	San Francisco-Oakland-San Jose, CA	—	—	—	—	—	10,819
7	Boston, MA (Manchester, NH)	—	—	—	—	—	7,091
8	Atlanta, GA	—	—		—	—	2,950
9	Washington, DC (Hagerstown, MD)	—	—	—	—	—	3,914
10	Houston, TX	—	—		—(2)	—	3,259
11	Detroit, MI				—	—	315
12	Phoenix, AZ	—	—		—	—	9,918
13	Tampa-St. Petersburg (Sarasota), FL	—	—	—	—	—	2,439
14	Seattle-Tacoma, WA	—	—		—	—	12,863
15	Minneapolis-St. Paul, MN	—	—		—	—	1,978
16	Miami-Ft. Lauderdale, FL	—	—	—	—	—	6,411
17	Cleveland-Akron (Canton), OH	—	—		—	—	3,399
18	Denver, CO				—	—	976
19	Orlando-Daytona Beach-Melbourne, FL	—	—		—	—	4,228
20	Sacramento-Stockton-Modesto, CA	—	—	—	—	—	2,421

DMA®		Billboards		Street
Region Rank	Markets	Bulletins	Posters	Furniture Displays	Transit Displays	Other Displays(1)	Total Displays
21	St. Louis, MO				—	—	284
22	Portland, OR	—	—		—	—	1,224
23	Pittsburgh, PA				—	—	104
24	Charlotte, NC					—	12
25	Indianapolis, IN	—	—		—	—	3,283
26	Baltimore, MD	—	—	—	—	—	2,572
27	Raleigh-Durham (Fayetteville), NC				—	—	1,994
28	San Diego, CA	—	—		—	—	809
29	Nashville, TN	—			—	—	648
30	Hartford-New Haven, CT				—	—	340
31	Kansas City, KS/MO				—(2)		1,169
32	Columbus, OH	—	—		—	—	1,487
33	Salt Lake City, UT				—	—	64
34	Cincinnati, OH		—			—	12
35	Milwaukee, WI	—	—	—	—	—	5,883
36	Greenville-Spartanburg, SC-Asheville, NC-Anderson, SC		—		—		85
37	San Antonio, TX	—	—	—	—(2)	—	7,481
38	West Palm Beach-Ft. Pierce, FL	—	—		—	—	808
39	Grand Rapids-Kalamazoo-Battle Creek, MI				—		300
41	Harrisburg-Lancaster-Lebanon-York, PA				—		139
42	Las Vegas, NV	—	—		—	—	13,518
43	Norfolk-Portsmouth-Newport News, VA	—	—		—	—	457
44	Albuquerque-Santa Fe, NM	—	—		—	—	1,377
45	Oklahoma City, OK	—					3
46	Greensboro-High Point-Winston Salem, NC				—		1,051
47	Jacksonville, FL	—	—		—	—	987
48	Memphis, TN	—	—	—	—	—	2,239
49	Austin, TX	—	—		—(2)	—	46
50	Louisville, KY				—	—	178
51-100	Various U.S. Cities	—	—	—	—(2)	—	15,850
101-150	Various U.S. Cities	—	—		—	—	4,087
151+	Various U.S. Cities	—	—		—	—	2,186
	Non-U.S. Markets
n/a	Australia				—		1,398
n/a	Brazil	—	—	—			7,237
n/a	Canada			—	—	—	4,392
n/a	Chile	—	—				1,124
n/a	Mexico		—	—		—	4,974
n/a	New Zealand				—		1,607
n/a	Peru	—	—	—	—	—	3,024
n/a	Other (3)				—		3,768

		Total Americas Displays					237,352

(1)	Includes wallscapes, spectaculars, mall and digital displays. Our inventory includes other small displays not in the table since their contribution to our revenue is not material.
(2)	We have access to additional displays through arrangements with local advertising and other companies.
(3)	Includes displays in Antigua, Aruba, Bahamas, Barbados, Belize, Costa Rica, Dominican Republic, Grenada, Guam, Jamaica, Netherlands Antilles, Saint Kitts and Nevis, Saint Lucia and Virgin Islands.

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

Client Categories

In 2008, the top five client categories in our Americas segment, based on Americas revenue derived from these categories, were retail, telecommunications, automotive, banking and financial services, and amusements.

Construction and Operation

We typically own the physical structures on which our clients’ advertising copy is displayed. We build some of the structures at our billboard fabrication business in Illinois and erect them on sites we either lease or own or for which we have acquired permanent easements. The site lease terms generally range from 1 to 50 years. In addition to the site lease, we must obtain a permit to build the sign. Permits are typically issued in perpetuity by the state or local government and typically are transferable or renewable for a minimal, or no, fee. Bulletin and poster advertising copy is either printed with computer generated graphics on a single sheet of vinyl or placed on lithographed or silk-screened paper sheets supplied by the advertiser. These advertisements are then transported to the site and in the case of vinyl, wrapped around the face of the site, and in the case of paper, pasted and applied like wallpaper to the site. The operational process also includes conducting visual inspections of the inventory for display defects and taking the necessary corrective action within a reasonable period of time.

International

Sources of Revenue

Our International segment generated 57%, 55% and 54% of our combined revenue in 2008, 2007 and 2006, respectively. International revenue is derived from the sale of advertising copy placed on our display inventory. Our International display inventory consists primarily of billboards, street furniture displays, transit displays and other out-of-home advertising displays, such as neon displays. The following table shows the approximate percentage of revenue derived from each category of our International segment:

	Year Ended December 31,
	2008	2007	2006
Billboards (1)	35%	39%	41%
Street furniture displays	38%	37%	37%
Transit displays (2)	9%	8%	9%
Other displays (3)	18%	16%	13%

Total	100%	100%	100%

(1)	Includes revenue from spectaculars and neon displays.
(2)	Includes small displays.
(3)	Includes advertising revenue from mall displays, other small displays, and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services and production revenue.

Our International segment generates revenues worldwide from local, regional and national sales. Similar to the Americas, advertising rates generally are based on the gross ratings points of a display or group of displays. The number of impressions delivered by a display, in some countries, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic.

While location, price and availability of displays are important competitive factors, we believe that providing quality customer service and establishing strong client relationships are also critical components of sales. Our entrepreneurial culture allows local management to operate their markets as separate profit centers, encouraging customer cultivation and service.

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

Other International Inventory and Services

The balance of our revenue from our International segment consists primarily of advertising revenue from mall displays, other small displays and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services and production revenue. Internationally, our contracts with mall operators generally have terms ranging from five to ten years and client contracts for mall displays generally have terms ranging from one to two weeks, but are available for up to six-month periods. Our International inventory includes other small displays that are counted as separate displays since they form a substantial part of our network and International revenue. We also have a bike rental program which provides bicycles for rent to the general public in several municipalities. In exchange for providing the bike rental program, we generally derive revenue from advertising rights to the bikes, bike stations, or additional street furniture displays. Several of our International markets sell equipment or provide cleaning and maintenance services as part of a billboard or street furniture contract with a municipality. Production revenue relates to the production of advertising posters, usually for small customers.

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

Advertising Inventory and Markets

As of December 31, 2008, we owned or operated approximately 670,000 displays in our International segment. The following table sets forth certain selected information with regard to our International advertising inventory, which are listed in descending order according to 2008 revenue contribution:

International Markets	Billboards(1)	Street Furniture Displays	Transit Displays(2)	Other Displays(3)	Total Displays
France	—	—	—	—	131,049
United Kingdom	—	—	—	—	66,982
Italy	—	—			58,774
China	—	—	—	—	64,051
Spain	—	—	—	—	33,814
Australia/New Zealand		—	—		17,897
Belgium	—	—	—	—	23,984
Sweden	—	—	—	—	116,230
Switzerland	—		—	—	17,962
Norway	—	—	—	—	21,370
Ireland	—	—			9,533
Turkey	—	—	—	—	11,822
Denmark	—	—	—	—	34,106
Finland	—	—	—	—	24,700
Poland	—	—		—	11,041
Holland	—	—			4,630
India	—	—	—		737
Baltic States/Russia	—		—		16,250
Romania	—				150
Greece			—	—	1,201
Singapore		—			3,857
Hungary	—				36
Japan		—			433
Germany	—				52
Austria	—				17
Czech Republic	—				10
Indonesia	—				1
Portugal	—				15
United Arab Emirates	—				1

			Total International Displays		670,705

(1)	Includes spectaculars and neon displays.
(2)	Includes small displays.
(3)	Includes mall displays and other small displays counted as separate displays in the table since they form a substantial part of our network and International revenue.

Equity Investments

In addition to the displays listed above, as of December 31, 2008, we had equity investments in various out-of-home advertising companies that operate in the following markets:

Market	Company	Equity Investment	Billboards(1)	Street Furniture Displays	Transit Displays
Outdoor Advertising Companies
Italy	Alessi	34.3%	—	—	—
Italy	AD Moving SpA	17.5%	—		—
Hong Kong	Buspak	50.0%	—		—
Spain	Clear Channel Cemusa	50.0%	—
Thailand	Master & More	32.5%	—	—
Belgium	MTB	49.0%			—
Belgium	Streep	25.0%			—
Other Media Companies
Norway	CAPA	50.0%

(1)	Includes spectaculars and neon displays.

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

Client Categories

In 2008, the top five client categories in our International segment, based on International revenue derived from these categories, were retail, food and food products, telecommunications, automotive and entertainment.

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

Employees

As of February 27, 2009, we had approximately 2,100 United States employees and approximately 5,300 non-United States employees, of which approximately 120 were employed in corporate activities. Approximately 220 of our United States employees and approximately 230 of our non-United States employees are subject to collective bargaining agreements in their respective countries. We are a party to numerous collective bargaining agreements, none of which represent a significant number of employees. We believe that our relationship with our employees is good.

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

Federal law, principally the Highway Beautification Act, or HBA, regulates outdoor advertising on Federal-Aid Primary, Interstate and National Highway Systems roads within the United States (“controlled roads”). The HBA regulates the size and placement of billboards, requires the development of state standards, mandates a state’s compliance program, promotes the expeditious removal of illegal signs and requires just compensation for takings.

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

As part of their billboard control laws, state and local governments regulate the construction of new signs. Some jurisdictions prohibit new construction, some jurisdictions allow new construction only to replace existing structures and some jurisdictions allow new construction subject to the various restrictions discussed above. In certain jurisdictions, restrictive regulations also limit our ability to relocate, rebuild, repair, maintain, upgrade, modify, or replace existing legal non-conforming billboards. While these regulations set certain limits on the construction of new outdoor advertising displays, they also benefit established companies, including us, by creating barriers to entry and by protecting the outdoor advertising industry against an oversupply of inventory.

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

We have introduced and intend to expand the deployment of digital billboards that display static digital advertising copy from various advertisers that change up to several times per minute. We have encountered some existing regulations that restrict or prohibit these types of digital displays. However, since digital technology for changing static copy has only recently been developed and introduced into the market on a large scale, existing regulations that currently do not apply to digital technology by their terms could be revised to impose greater restrictions. These regulations may impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety.

International regulation of the outdoor advertising industry varies by region and country, but generally limits the size, placement, nature and density of out-of-home displays. Other regulations may limit the subject matter and language of out-of-home displays.

NYSE Matters

The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this Annual Report. Additionally, in 2008 our Chief Executive Officer submitted a Section 303A.12(a) CEO Certification to the New York Stock Exchange (“NYSE”) certifying that he was not aware of any violation by Clear Channel Outdoor Holdings, Inc. of the NYSE’s corporate governance listing standards.

ITEM 1A.	Risk Factors

Risks Related to Our Business

We may be adversely affected by a general deterioration in economic conditions.

The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. The current global economic slowdown has resulted in a decline in advertising and marketing services among our customers, resulting in a decline in advertising revenues across our businesses. This reduction in advertising revenues has had an adverse effect on our revenue, profit margins, cash flow and liquidity, particularly during the second half of 2008. The continuation of the global economic slowdown may continue to adversely impact our revenue, profit margins, cash flow and liquidity.

In this regard, revenue growth during the first nine months of 2008 was partially offset by a decline of $151.2 million in the fourth quarter. This resulted in an increase in consolidated revenue of $7.5 million during 2008 compared to 2007. Our Americas revenue declined $54.8 million during 2008 compared to 2007, attributable to decreases in poster and bulletin revenues associated with cancellations and non-renewals from major national advertisers.

Our cost savings initiatives may not be entirely successful.

On January 20, 2009, CC Media Holdings announced that it had commenced a restructuring program targeting a reduction of fixed costs by approximately $350 million on an annualized basis. As part of the program, it eliminated approximately 1,850 full-time positions representing approximately 9% of total workforce. The restructuring program will also include other actions, including elimination of overlapping functions and other cost savings initiatives. The program is expected to result in restructuring and other non-recurring charges of approximately $200 million, although additional costs may be incurred as the program evolves. It is estimated that approximately 40% of the anticipated cost savings and related charges will be attributable to us. The cost savings initiatives are expected to be fully implemented by the end of the first quarter of 2010. No assurance can be given that the restructuring program will be successful or will achieve the anticipated cost savings in the timeframe expected or at all. In addition, the restructuring program may be modified or terminated in response to economic conditions or otherwise.

We have substantial indebtedness that could restrict our operations and impair our financial condition.

At December 31, 2008, our total indebtedness for borrowed money was $2.6 billion, approximately $2.5 billion of which is indebtedness owed to Clear Channel Communications. As of December 31, 2008, approximately $69.5 million of such total indebtedness (excluding interest) is due in 2009, $2.5 billion is due in 2010, $0.4 million is due in 2011, $0.4 million is due in 2012, $0.7 million is due in 2013 and $30.0 million thereafter. We may also incur additional substantial indebtedness in the future.

Our substantial indebtedness could have adverse consequences, including:

•	increasing our vulnerability to adverse economic, regulatory and industry conditions, including those currently present;

•	limiting our ability to compete and our flexibility in planning for, or reacting to, current changes in our business and the industry;

•	limiting our ability to borrow additional funds; and

•

requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures and other purposes.

If our cash flow and capital resources are insufficient to service our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our indebtedness. However, given the current economic climate, these measures might be unsuccessful or inadequate in permitting us to meet scheduled debt service obligations. In light of the current credit crisis, we may be unable to restructure or refinance our obligations and obtain additional equity financing or sell assets on satisfactory terms or at all. As a result, inability to meet our debt obligations could cause us to default on those obligations. A default under any debt instrument could, in turn, result in defaults under other debt instruments. Any such defaults could materially impair our financial condition and liquidity. In addition, the $2.5 billion note and Master Agreement with Clear Channel Communications include restrictive covenants that, among other things, restrict our ability to incur additional indebtedness or issue equity securities.

To service our debt obligations and to fund capital expenditures, we will require a significant amount of cash to meet our needs, which depends on many factors beyond our control.

Our ability to service our debt obligations and to fund capital expenditures for display construction or renovation will require a significant amount of cash, which depends on many factors beyond our control. This is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control, which may prevent us from securing any cash to meet these needs. Our ability to make payments on and to refinance our indebtedness will also depend on our ability to generate cash in the future.

We cannot ensure that our business will generate sufficient cash flow or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, including our indebtedness to Clear Channel Communications, or to fund our other liquidity needs. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, or attempt to obtain additional equity capital or restructure or refinance all or a portion of indebtedness debt, including the indebtedness with Clear Channel Communications, on or before maturity. We cannot ensure that we will be able to refinance any of our debt, including the indebtedness with Clear Channel Communications, on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing indebtedness, including the indebtedness with Clear Channel Communications and other future indebtedness may limit our ability to pursue any of these alternatives.

The $2.5 billion note and agreements with Clear Channel Communications impose restrictions on our ability to finance operations and capital needs, make acquisitions or engage in other business activities and require prepayment from substantially all proceeds from debt or equity raised by us.

The $2.5 billion note and Master Agreement with Clear Channel Communications include restrictive covenants that, among other things, restrict our ability to:

•	issue any shares of capital stock or securities convertible into capital stock;

•	incur additional indebtedness;

•	pay dividends and make distributions;

•	make certain acquisitions and investments;

•	repurchase our stock;

•	create liens;

•	enter into transactions with affiliates;

•	enter into sale-leaseback transactions;

•	dispose of all or substantially all of our assets; and

•	merge or consolidate.

In addition, the note with Clear Channel Communications requires us to prepay it in full upon a change of control (as defined in the note), and, upon our issuances of equity and incurrences of indebtedness, subject to certain exceptions, to prepay the note in the amount of net proceeds received from such events. Our failure to comply with the terms and covenants in our indebtedness could lead to a default under the terms of those documents, which would entitle Clear Channel Communications or other holders to accelerate the indebtedness and declare all amounts owed due and payable.

The existence of these restrictions limits our ability to finance operations and capital needs, make acquisitions or engage in other business activities, including our ability to grow and increase our revenue or respond to competitive changes. The following is a discussion of our sources of capital:

•

We are limited in our borrowing from third parties to no more than $400.0 million (including borrowings under the $150.0 million sub-limit of Clear Channel Communications’ $2.0 billion revolving credit facility). As a result of current borrowings and commitments, we were limited to approximately $206.8 million in additional external borrowings as of December 31, 2008.

•

Certain of our International subsidiaries may borrow against a $150.0 million sub-limit included in Clear Channel Communications’ $2.0 billion revolving credit facility, to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. On February 6, 2009, Clear Channel Communications borrowed the remaining availability under its $2.0 billion revolving credit facility, including the remaining availability under the $150.0 million sub-limit.

•

As part of the day-to-day cash management services provided by Clear Channel Communications, we maintain accounts that represent net amounts due to or from Clear Channel Communications, which is recorded as “Due from/to Clear Channel Communications” on the consolidated balance sheet. The accounts represent the net of the balances on our revolving promissory note issued by us to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to us, each in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances. Clear Channel Communications is not required to provide us with funds to finance our working capital or other cash requirements. Our claim in relation to cash transferred from our concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account. If Clear Channel Communications were to become insolvent, we would be an unsecured creditor of Clear Channel Communications with respect to the revolving promissory note issued by Clear Channel Communications to us. At December 31, 2008, the asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet was $431.6 million.

•	Currently, we do not have any committed external sources of capital independent from Clear Channel Communications.

Our financial performance may be adversely affected by certain variables which are not in our control.

Certain variables that could adversely affect our financial performance by, among other things, leading to decreases in overall revenue, the numbers of advertising customers, advertising fees, or profit margins include:

•	unfavorable economic conditions, both general and relative to the outdoor advertising and all related industries, which may cause companies to reduce their expenditures on advertising;

•

unfavorable shifts in population and other demographics which may cause us to lose advertising customers as people migrate to markets where we have a smaller presence, or which may cause advertisers to be willing to pay less in advertising fees if the general population shifts into a less desirable age or geographical demographic from an advertising perspective;

•

an increased level of competition for advertising dollars, which may lead to lower advertising rates as we attempt to retain customers or which may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match;

•	unfavorable fluctuations in operating costs which we may be unwilling or unable to pass through to our customers;

•

technological changes and innovations that we are unable to adopt or are late in adopting that offer more attractive advertising alternatives than what we currently offer, which may lead to a loss of advertising customers or to lower advertising rates;

•	unfavorable changes in labor conditions which may require us to spend more to retain and attract key employees; and

•

changes in governmental regulations and policies and actions of regulatory bodies, including changes to restrictions on rebuilding non-conforming structures, which could restrict the advertising media which we employ, or changes that restrict some or all of our customers that operate in regulated areas from using certain advertising media, or from advertising at all.

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

Government regulation of outdoor advertising may restrict our outdoor advertising operations on billboards.

United States federal, state and local regulations have a significant impact on the outdoor advertising industry and our business. One of the seminal laws is the HBA, which regulates outdoor advertising on the 306,000 miles of Federal-Aid Primary, Interstate and National Highway Systems. The HBA regulates the size and location of billboards, mandates a state compliance program, requires the development of state standards, promotes the expeditious removal of illegal signs, and requires just compensation for takings. Construction, repair, maintenance, lighting, upgrading, height, size, spacing and the location of billboards and the use of new technologies for changing displays, such as digital displays, are regulated by federal, state and local governments. From time to time, states and municipalities have prohibited or significantly limited the construction of new outdoor advertising structures, and also permitted non-conforming structures to be rebuilt by third parties. Changes in laws and regulations affecting outdoor advertising at any level of government, including laws of the foreign jurisdictions in which we operate, could have a significant financial impact on us by requiring us to make significant expenditures or otherwise limiting or restricting some of our operations.

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

In addition, because we own assets overseas and derive revenue from our International operations, we may incur currency translation losses due to changes in the values of foreign currencies and in the value of the United States dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Management — Foreign Currency Risk.”

The success of our street furniture and transit products is dependent on our obtaining key municipal concessions, which we may not be able to obtain on favorable terms.

Our street furniture and transit products businesses require us to obtain and renew contracts with municipalities and other governmental entities. Many of these contracts require us to participate in competitive bidding processes, typically have terms ranging from 3 to 20 years and have revenue share or fixed payment components. Our inability to successfully negotiate, renew or complete these contracts due to governmental demands and delay and the highly competitive bidding processes for these contracts could affect our ability to offer these products to our clients, or to offer them to our clients at rates that are competitive to other forms of advertising, without adversely affecting our financial results.

The lack of availability of potential acquisitions at reasonable prices could harm our growth strategy.

Our strategy is to pursue strategic opportunities and to optimize our portfolio of assets. We face competition from other outdoor advertising companies for acquisition opportunities. The purchase price of possible acquisitions could require the incurrence of additional debt or equity financing on our part. Since the terms and availability of this financing depend to a large degree upon general economic conditions and third parties over which we have no control, we can give no assurance that we will obtain the needed financing at all, or that we will obtain such financing on attractive terms. In addition, our ability to obtain financing depends on a number of other factors, many of which are also beyond our control, such as interest rates and national and local business conditions. If the cost of obtaining needed financing is too high or the terms of such financing are otherwise unacceptable in relation to the acquisition opportunity we are presented with, we may decide to forgo that opportunity. Additional indebtedness could increase our leverage and make us more vulnerable in economic downturns, including in the current downturn, and may limit our ability to withstand competitive pressures. Additional equity financing could result in dilution to our shareholders. In addition, the $2.5 billion note and Master Agreement with Clear Channel Communications include restrictive covenants that, among other things, restrict our ability to incur additional debt and make certain acquisitions and investments.

Future acquisitions could pose risks.

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

•

recruit additional senior management as we cannot be assured that senior management of acquired companies will continue to work for us and we cannot be certain that any of our recruiting efforts will succeed, and

•

expand corporate infrastructure to facilitate the integration of our operations with those of acquired properties, because failure to do so may cause us to lose the benefits of any expansion that we decide to undertake by leading to disruptions in our ongoing businesses or by distracting our management;

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

•

Pursuant to a cash management arrangement, substantially all of the cash generated from our domestic Americas operations is transferred daily into accounts of our parent company, Clear Channel Communications, where funds of ours and of Clear Channel Communications may be commingled. These amounts are evidenced by a cash management note issued by Clear Channel Communications to us. We do not have a commitment from Clear Channel Communications to advance funds to us, and we have no access to the cash transferred from us to Clear Channel Communications. If Clear Channel Communications were to become insolvent, we would be an unsecured creditor of Clear Channel Communications. In such event, we would be treated the same as other unsecured creditors of Clear Channel Communications and, if we were not entitled to the cash previously transferred to Clear Channel Communications, or could not obtain such cash on a timely basis, we could experience a liquidity shortfall.

Because Clear Channel Communications controls substantially all of the total voting power of our common stock, investors will not be able to affect the outcome of any shareholder vote.

As of December 31, 2008, Clear Channel Communications owned all of our outstanding shares of Class B common stock, representing approximately 89% of the outstanding shares of our common stock. Each share of our Class B common stock entitles its holder to 20 votes and each share of our Class A common stock entitles its holder to 1 vote on all matters on which shareholders are entitled to vote. As a result, Clear Channel Communications controlled approximately 99% of the total voting power of our common stock.

For so long as Clear Channel Communications continues to own shares of our common stock representing more than 50% of the total voting power of our common stock, it will have the ability to direct the election of all members of our Board of Directors and to exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations, our acquisition or disposition of assets, our incurrence of indebtedness, our issuance of any additional common stock or other equity securities, our repurchase or redemption of common stock or preferred stock, if applicable, and our payment of dividends.

Similarly, Clear Channel Communications will have the power to determine or significantly influence the outcome of matters submitted to a vote of our shareholders, including the power to prevent an acquisition or any other change in control. Because Clear Channel Communications’ interests as our controlling shareholder may differ from other shareholders’ interests, actions taken by Clear Channel Communications with respect to us may not be favorable to all shareholders.

We have entered into a Master Agreement, a Corporate Services Agreement, a Trademark License Agreement and a number of other agreements with Clear Channel Communications setting forth various matters governing our relationship with Clear Channel Communications while it remains a significant shareholder in us. These agreements, along with the $2.5 billion note, govern our relationship with Clear Channel Communications and allow Clear Channel Communications to retain control over, among other things, our continued use of the trademark “Clear Channel,” the provision of corporate services to us, our cash management and our ability to make certain acquisitions or to merge or consolidate or to sell all or substantially all our assets. The rights of Clear Channel Communications under these agreements may allow Clear Channel Communications to delay or prevent an acquisition of us that our other shareholders may consider favorable. We are not able to terminate these agreements or amend them in a manner we deem more favorable so long as Clear Channel Communications continues to own shares of our common stock representing more than 50% of the total voting power of our common stock.

Conflicts of interest may arise between Clear Channel Communications and us that could be resolved in a manner unfavorable to us.

Questions relating to conflicts of interest may arise between Clear Channel Communications and us in a number of areas relating to our past and ongoing relationships. Clear Channel Communications is now owned indirectly by CC Media Holdings. Three of our directors serve as directors of CC Media Holdings. In addition, one of our directors, L. Lowry Mays, is the Chairman Emeritus of CC Media Holdings. Three of our other directors are affiliated with CC Media Holdings and its shareholders. In addition, five of our executive officers serve as executive officers of CC Media Holdings. For as long as Clear Channel Communications continues to own shares of our common stock representing more than 50% of the total voting power of our common stock, it has the ability to direct the election of all the members of our Board of Directors and to exercise a controlling influence over our business and affairs.

Areas in which conflicts of interest between Clear Channel Communications and us could arise include, but are not limited to, the following:

•

Cross officerships, directorships and stock ownership. The ownership interests of our directors or executive officers in the common stock of CC Media Holdings or service as a director or officer of both CC Media Holdings and us could create, or appear to create, conflicts of interest when directors and executive officers are faced with decisions that could have different implications for the two companies. For example, these decisions could relate to (i) the nature, quality and cost of services rendered to us by Clear Channel Communications, (ii) disagreement over the desirability of a potential acquisition opportunity, (iii) employee retention or recruiting or (iv) our dividend policy.

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

•

Intercompany agreements. We have entered into certain agreements with Clear Channel Communications pursuant to which it provides us certain management, administrative, accounting, tax, legal and other services, for which we reimburse Clear Channel Communications on a cost basis. In addition, we entered into a number of intercompany agreements covering matters such as tax sharing and our responsibility for certain liabilities previously undertaken by Clear Channel Communications for certain of our businesses. Pursuant to the Corporate Services Agreement between Clear Channel Communications and us, we are contractually obligated to utilize the services of the chief executive officer of Clear Channel Communications as our Chief Executive Officer and the chief financial officer of Clear Channel Communications as our Chief Financial Officer until Clear Channel Communications owns shares of our common stock representing less than 50% of the total voting power of our common stock, or we provide Clear Channel Communications with six months prior written notice of termination. The terms of these agreements were established while we were a wholly owned subsidiary of Clear Channel Communications and were not the result of arm’s length negotiations. In addition, conflicts could arise in the interpretation or any extension or renegotiation of these existing agreements.

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

In addition, the corporate opportunity policy set forth in our amended and restated certificate of incorporation addresses potential conflicts of interest between our company, on the one hand, and Clear Channel Communications or CC Media Holdings and its officers and directors who are officers or directors of our company, on the other hand. The policy provides that if Clear Channel Communications or CC Media Holdings acquires knowledge of a potential transaction or matter which may be a corporate opportunity for both Clear Channel Communications and us, we will have renounced our interest in the corporate opportunity. It also provides that if one of our directors or officers who is also a director or officer of Clear Channel Communications or CC Media Holdings learns of a potential transaction or matter that may be a corporate opportunity for both Clear Channel Communications and us, we will have renounced our interest in the corporate opportunity, unless that opportunity is expressly offered to that person in writing solely in his or her capacity as our director or officer.

If one of our officers or directors, who also serves as a director or officer of Clear Channel Communications or CC Media Holdings, learns of a potential transaction or matter that may be a corporate opportunity for both Clear Channel Communications and us, our amended and restated certificate of incorporation provides that the director or officer will have no duty to communicate or present that corporate opportunity to us and will not be liable to us or our shareholders for breach of fiduciary duty by reason of Clear Channel Communications’ actions with respect to that corporate opportunity.

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

Clear Channel Communications owns shares of our common stock representing more than 50% of the total voting power of our common stock, and we are a “controlled company” under the NYSE corporate governance standards. As a controlled company, we may elect to utilize certain exemptions under the NYSE standards that free us from the obligation to comply with certain NYSE corporate governance requirements, including the requirements (i) that a majority of the Board of Directors consists of independent directors, (ii) that we have a Nominating and Governance Committee, and that such Committee be composed entirely of independent directors and governed by a written charter addressing the Committee’s purpose and responsibilities, (iii) that we have a Compensation Committee composed entirely of independent directors with a written charter addressing the Committee’s purpose and responsibilities and (iv) for an annual performance evaluation of the Compensation Committee. We intend to continue to utilize certain of these exemptions and, as a result, we may not create or maintain a Nominating and Governance Committee, and the Nominating and Governance Committee, if created, and the Compensation

Committee may not consist entirely of independent directors, and our Board of Directors may not consist of a majority of independent directors. Accordingly, you may not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

We only have the right to use the Clear Channel brand name, logo and corporate name for so long as Clear Channel Communications owns shares of our common stock representing at least 50% of the total voting power of our common stock. If Clear Channel Communications’ ownership falls below such threshold and we fail to establish in a timely manner a new, independently recognized brand name with a strong reputation, our revenue and profitability could decline.

Our corporate name is “Clear Channel Outdoor Holdings, Inc.,” and we and our subsidiaries currently use the Clear Channel brand name and logo in marketing our products and services. Pursuant to a trademark license agreement, Clear Channel Communications grants us the right to use the “Clear Channel” mark and logo in connection with our products and services and the right to use “Clear Channel” in our corporate name and the corporate names of our subsidiaries until 12 months after the date on which Clear Channel Communications owns shares of our common stock representing less than 50% of the total voting power of our common stock. In the event our right to use the Clear Channel brand name and logo and corporate name expires, we will be required to conduct our business under a new brand name, which may not be immediately recognized by our clients and suppliers or by potential employees we are trying to recruit. We will need to expend significant time, effort and resources to establish a new brand name in the marketplace. We cannot guarantee this effort will ultimately be successful. If our effort to establish a new brand identity is unsuccessful, our business, financial condition and results of operations may suffer.

Any future separation from Clear Channel Communications could adversely affect our business and profitability due to Clear Channel Communications’ strong brand and reputation.

As a subsidiary of Clear Channel Communications, our businesses market many of their products and services using the “Clear Channel” brand name and logo, and we believe the association with Clear Channel Communications has provided many benefits, including:

•	a world-class brand associated with trust, integrity and longevity;

•	the perception of high-quality products and services;

•	preferred status among our clients and employees;

•	a strong capital base and financial strength; and

•	established relationships with U.S. federal and state regulators and non-U.S. regulators.

Any future separation from Clear Channel Communications could adversely affect our ability to attract and retain highly qualified dedicated sales specialists for our products and services. We may be required to lower the prices of our products and services, increase our sales commissions and fees, change long-term advertising and marketing agreements and take other action to maintain our relationship with our clients, suppliers and dedicated sales specialists, all of which could have an adverse effect on our financial condition and results of operations. Any future separation from Clear Channel Communications also could cause some of our existing clients to choose to stop doing business with us, and could cause other potential clients to decide not to purchase our products and services because we are no longer associated with Clear Channel Communications.

We cannot accurately predict the effect a separation from Clear Channel Communications would have on our sales, clients or employees. The risks relating to a separation from Clear Channel Communications could materialize at various times, including:

•	if and when Clear Channel Communications reduces its ownership in our common stock to a level representing below 50% of the total voting power; and

•	if and when we are required to cease using the Clear Channel name and logo in our sales and marketing materials.

We do not have control over our tax decisions and could be liable for income taxes owed by Clear Channel Communications.

For so long as Clear Channel Communications continues to own shares of our common stock representing at least 80% of the total voting power and value of our common stock, we and certain of our subsidiaries will be included in Clear Channel Communications’ consolidated group for U.S. federal income tax purposes. In addition, we or one or more of our subsidiaries may be included in the combined, consolidated or unitary tax returns of Clear Channel Communications or one or more of its subsidiaries for foreign, state and local income tax purposes. Under the Tax Matters Agreement, we pay to Clear Channel Communications the amount of federal, foreign, state and local income taxes which we would be required to pay to the relevant taxing authorities if we and our subsidiaries filed combined, consolidated or unitary tax returns and were not included in the consolidated, combined or unitary tax returns of Clear Channel Communications or its subsidiaries. In addition, by virtue of its controlling ownership and the Tax Matters Agreement, Clear Channel Communications effectively controls all of our tax decisions. The Tax Matters Agreement provides that Clear Channel Communications has the sole authority to respond to and conduct all tax proceedings (including tax audits) relating to us, to file all income tax returns on our behalf and to determine the amount of our liability to (or entitlement to payment from) Clear Channel Communications under the Tax Matters Agreement. This arrangement may result in conflicts of interest between Clear Channel Communications and us. For example, under the Tax Matters Agreement, Clear Channel Communications is able to choose to contest, compromise, or settle any adjustment or deficiency proposed by the relevant taxing authority in a manner that may be beneficial to Clear Channel Communications and detrimental to us.

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

If Clear Channel Communications spins off our Class B common stock to the CC Media Holdings shareholders, we have agreed in the Tax Matters Agreement to indemnify Clear Channel Communications for its tax-related liabilities in certain circumstances.

If Clear Channel Communications spins off our Class B common stock to the CC Media Holdings shareholders in a distribution intended to be tax-free under Section 355 of the Internal Revenue Code of 1986, as amended, which we refer to herein as the Code, we have agreed in the Tax Matters Agreement to indemnify Clear Channel Communications and its affiliates against any and all tax-related liabilities if such a spin-off fails to qualify as a tax-free distribution (including as a result of Section 355(e) of the Code) due to actions, events or transactions relating to our stock, assets or business, or a breach of the relevant representations or covenants made by us in the Tax Matters Agreement. If neither we nor Clear Channel Communications is responsible under the Tax Matters Agreement for any such spin-off not being tax-free under Section 355 of the Code, we and Clear Channel Communications have agreed to each be responsible for 50% of the tax-related liabilities arising from the failure of such a spin-off to so qualify.

Future sales or distributions of our shares by Clear Channel Communications could depress the market price for shares of our Class A common stock.

Clear Channel Communications may sell all or part of the shares of our common stock it owns or distribute those shares to the CC Media Holdings shareholders, including pursuant to demand registration rights described in the Registration Rights Agreement between us and Clear Channel Communications. Sales or distributions by Clear Channel Communications of substantial amounts of our common stock in the public market or to the CC Media Holdings shareholders could adversely affect prevailing market prices for our Class A common stock. Clear Channel Communications has advised us it currently intends to continue to hold all of our common stock it owns. However, Clear Channel Communications is not subject to any contractual obligation that would prohibit it from selling, spinning off, splitting off or otherwise disposing of any shares of our common stock. Consequently, we cannot assure you Clear Channel Communications will maintain its ownership of our common stock.

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

We negotiated these arrangements with Clear Channel Communications in the context of a parent-subsidiary relationship. Although Clear Channel Communications is contractually obligated to provide us with services during the term of the Corporate Services Agreement, we cannot assure you these services will be sustained at the same level after the expiration of that agreement, or that we will be able to replace these services in a timely manner or on comparable terms. In addition, we cannot provide assurance that the amount we pay Clear Channel Communications for the services will be as favorable to us as that which may be available for comparable services provided by unrelated third parties. Other agreements with Clear Channel Communications also govern our relationship with Clear Channel Communications and provide for the allocation of employee benefit, tax and other liabilities and obligations attributable to our operations. The agreements also contain terms and provisions that may be more favorable than terms and provisions we might have obtained in arm’s length negotiations with unaffiliated third parties. If Clear Channel Communications ceases to provide services to us pursuant to those agreements, our costs of procuring those services from third parties may increase.

Any deterioration in the financial condition of Clear Channel Communications could adversely affect our access to the credit markets and increase our borrowing costs.

For so long as Clear Channel Communications maintains significant control over us, a deterioration in the financial condition of Clear Channel Communications, could have the effect of increasing our borrowing costs or impairing our access to the capital markets because of our reliance on Clear Channel Communications for availability under our “Due from Clear Channel Communications” account and its revolving credit facility. In addition, the interest rate we pay on the $2.5 billion note is based on the weighted average cost of debt for Clear Channel Communications. If that cost increases, our borrowing costs also will increase. To the extent we do not pass on our increased borrowing costs to our clients, our profitability, and potentially our ability to raise capital, could be materially affected. Also, until the first date Clear Channel Communications owns shares of our common stock representing less than 50% of the total voting power of our common stock, pursuant to the Master Agreement between us and Clear Channel Communications, as well as pursuant to the $2.5 billion note, Clear Channel Communications will have the ability to limit our ability to incur debt or issue equity securities, which could adversely affect our ability to meet our liquidity needs or to grow our business.

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

If Clear Channel Communications spins off our high vote Class B common stock to the CC Media Holdings shareholders and such shares do not convert into Class A common stock upon a sale or other transfer subsequent to such distribution, the voting rights of our Class A common stock will continue to be disproportionately lower than the voting rights of our Class B common stock.

In connection with any distribution of shares of our Class B common stock to CC Media Holdings’ common shareholders in a spin-off, Clear Channel Communications may elect in its sole discretion whether our Class B common stock so distributed will automatically convert into shares of Class A common stock upon a transfer or sale by the recipient subsequent to the spin-off or whether the Class B common stock will continue as high vote Class B common stock after the distribution. In the event the Class B common stock does not convert into Class A common stock upon a sale or transfer subsequent to a spin-off, the voting rights of Class A common stock will continue to be disproportionately lower than the voting rights of our Class B common stock. Therefore, the holders of our Class B common stock will continue to be able to direct the election of all the members of our Board of Directors and exercise a controlling influence over our business and affairs.

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

Caution Concerning Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including without limitation, the future levels of cash flow from operations and availability of capital resources and the terms thereof. Management believes all statements expressing expectations and projections with respect to future matters, including our ability to negotiate contracts having more favorable terms and the availability of capital resources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our financial performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. We do not intend, nor do we undertake any duty, to update any forward-looking statements.

A wide range of factors could materially affect future developments and performance, including:

•	risks associated with the current global economic crisis and its impact on capital markets and liquidity;

•

the impact of the global economic slowdown, which has adversely affected advertising revenues across our businesses and other general economic and political conditions in the United States and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;

•	our cost savings initiatives may not be entirely successful;

•	the impact of the geopolitical environment;

•	our ability to integrate the operations of recently acquired companies;

•	shifts in population and other demographics;

•	industry conditions, including competition;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	changes in labor conditions;

•	fluctuations in exchange rates and currency values;

•	capital expenditure requirements;

•	the outcome of pending and future litigation settlements;

•	legislative or regulatory requirements;

•	changes in interest rates;

•	the effect of leverage on our financial position and earnings;

•	taxes;

•	access to capital markets and borrowed indebtedness;

•	the impact of the above and similar factors on Clear Channel Communications, our primary direct or indirect external source of capital; and

•	certain other factors set forth in our filings with the Securities and Exchange Commission.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative and is not intended to be exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 1B.	Unresolved Staff Comments

Not Applicable.

ITEM 2.	Properties

Our worldwide corporate headquarters is in San Antonio, Texas. The headquarters of our Americas operations is in Phoenix, Arizona, and the headquarters of our International operations is in London, England. The types of properties required to support each of our advertising branches include offices, production facilities and structure sites. A branch and production facility is generally located in an industrial or warehouse district.

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

From time to time, we are involved in routine legal proceedings arising in the ordinary course of business. Under our agreements with Clear Channel Communications, we have assumed and will indemnify Clear Channel Communications for liabilities related to our business. We do not believe there is any litigation pending that would have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year 2008.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock trades on the New York Stock Exchange under the symbol “CCO.” There were 87 shareholders of record as of February 26, 2009. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table sets forth, for the calendar quarters indicated, the reported high and low sales price of our Class A common stock as reported on the NYSE:

	Common Stock Market Price
	High	Low
2007
First Quarter	$31.14	$24.91
Second Quarter	30.12	25.95
Third Quarter	29.24	22.81
Fourth Quarter	28.57	23.65

2008
First Quarter	$27.82	$18.36
Second Quarter	22.49	17.05
Third Quarter	18.15	11.88
Fourth Quarter	13.75	3.35

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

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table sets forth the Company’s purchases of our Class A common stock registered pursuant to Section 12 of the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2008	—	$—	—	—
November 1 through November 30, 2008	9,811	4.55	—	—
December 1 through December 31, 2008	—	—	—	—

Total	9,811		—

(1)	The shares indicated consist of shares tendered by employees to the Company during the three months ended December 31, 2008 to satisfy the employees’ tax withholding obligations in connection with the vesting and release of restricted shares, which are repurchased by the Company based on their fair market value on the date the relevant transaction occurs.
(2)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.

ITEM 6.	Selected Financial Data

We have prepared our consolidated and combined financial statements as if Clear Channel Outdoor Holdings, Inc. had been in existence as a separate company throughout all relevant periods. The historical financial and other data prior to the IPO, which occurred on November 11, 2005, have been prepared on a combined basis from Clear Channel Communications’ consolidated financial statements using the historical results of operations and bases of the assets and liabilities of Clear Channel Communications’ Americas outdoor and International outdoor advertising businesses and give effect to allocations of expenses from Clear Channel Communications. Our historical financial data prior to the IPO may not necessarily be indicative of our future performance nor will such data reflect what our financial position and results of operations would have been had we operated as an independent publicly traded company during the periods shown.

The historical financial and other data for the year ended December 31, 2008 are comprised of two periods: post-merger and pre-merger results, which relate to the period succeeding Clear Channel Communications’ merger and the periods preceding Clear Channel Communications’ merger, respectively. For purposes of this discussion, we have presented the historical financial data for the year ended December 31, 2008 on a combined basis. We believe that the presentation on a combined basis is more meaningful as it allows the financial data to be analyzed to comparable periods prior to Clear Channel Communications’ merger. The post-merger and pre-merger financial data for the year ended December 31, 2008 is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical audited consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report.

The results of operations data, segment data and cash flow data for the years presented below were derived from our audited consolidated and combined financial statements.

You should read the information contained in this table in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical audited consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report.

	Year Ended December 31,
(In thousands, except per share data)	2008 Combined	2007 (1) Pre-Merger	2006 (2) Pre-Merger	2005 Pre-Merger	2004 Pre-Merger
Results of Operations Data:
Revenue	$3,289,287	$3,281,836	$2,897,721	$2,666,078	$2,447,040
Operating expenses:
Direct operating expenses	1,882,136	1,734,845	1,514,842	1,405,758	1,322,488
Selling, general and administrative expenses	606,370	537,994	486,994	478,343	439,286
Depreciation and amortization	472,350	399,483	407,730	400,639	388,217
Corporate expenses	71,045	66,080	65,542	61,096	53,770
Impairment charge (3)	3,217,649	—	—	—	—
Other operating income—net	15,848	11,824	22,846	3,488	10,791

Operating income (loss)	(2,944,415)	555,258	445,459	323,730	254,070
Interest expense (including interest on debt with Clear Channel Communications)	161,650	157,881	162,583	198,354	159,830
Loss on marketable securities	59,842	—	—	—	—
Equity in earnings (loss) of nonconsolidated affiliates	68,733	4,402	7,460	9,844	(76)
Other income (expense)—net	25,479	10,113	331	(12,291)	(16,530)

Income (loss) before income taxes, minority interest and cumulative effect of a change in accounting principle	(3,071,695)	411,892	290,667	122,929	77,634
Income tax (expense) benefit:
Current	(27,126)	(111,726)	(82,553)	(51,173)	(23,422)
Deferred	247,445	(34,915)	(39,527)	5,689	(39,132)

Income tax (expense) benefit	220,319	(146,641)	(122,080)	(45,484)	(62,554)
Minority interest income (expense)—net	293	(19,261)	(15,515)	(15,872)	(7,602)

Income (loss) before cumulative effect of a change in accounting principle	(2,851,083)	245,990	153,072	61,573	7,478
Cumulative effect of a change in accounting principle, net of tax of $113,173 in 2004 (4)	—	—	—	—	(162,858)

Net income (loss)	$(2,851,083)	$245,990	$153,072	$61,573	$(155,380)

Net income (loss) per common share:
Basic:
Income (loss) before cumulative effect of a change in accounting principle	$(8.03)	$.69	$.43	$.19	$.02
Cumulative effect of a change in accounting principle	—	—	—	—	(.52)

Net income (loss)	$(8.03)	$.69	$.43	$.19	$(.50)

Weighted average common shares	355,233	354,838	352,155	319,890	315,000

Diluted:
Income (loss) before cumulative effect of a change in accounting principle	$(8.03)	$.69	$.43	$.19	$.02
Cumulative effect of a change in accounting principle	—	—	—	—	(.52)

Net income (loss)	$(8.03)	$.69	$.43	$.19	$(.50)

Weighted average common shares	355,233	355,806	352,262	319,921	315,000

	As of December 31,
(In thousands)	2008 Post-Merger	2007 (1) Pre-Merger	2006 (2) Pre-Merger	2005 Pre-Merger	2004 Pre-Merger
Balance Sheet Data:
Current assets	$1,554,652	$1,607,107	$1,189,915	$1,050,180	$1,107,240
Property, plant and equipment – net	2,586,720	2,244,108	2,191,839	2,153,428	2,195,985
Total assets	8,050,761	5,935,604	5,421,891	4,918,345	5,240,933
Current liabilities	791,865	921,292	841,509	793,812	749,055
Long-term debt, including current maturities	2,601,854	2,682,021	2,684,176	2,727,786	1,639,380
Shareholders’/owner’s equity	3,332,010	1,982,730	1,586,378	1,209,437	2,729,653

(1)	Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. In accordance with the provisions of FIN 48, the effects of adoption were accounted for as a cumulative-effect adjustment recorded to the balance of retained earnings on the date of adoption. See Note J to the Company’s financial statements.
(2)	Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment. In accordance with the provisions of Statement 123(R), the Company elected to adopt the standard using the modified prospective method. See Note K to the Company’s financial statements.
(3)	We recorded a non-cash impairment charge of $3.2 billion in 2008 as a result of the global economic slowdown which adversely affected advertising revenues across our businesses in recent months, as discussed more fully in Item 7.
(4)	Cumulative effect of change in accounting principle for the year ended December 31, 2004 related to a non-cash charge recognized in accordance with the adoption of Topic D-108, Use of the Residual Method to Value Acquired Assets other than Goodwill.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the audited annual financial statements and accompanying notes thereto to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The information included herein should be read in conjunction with the annual financial statements and its accompanying notes and is organized as follows:

•

Overview. This section provides a general description of our business, as well as other matters we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

•	Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2008, 2007 and 2006.

Our discussion is presented on both a consolidated and segment basis. Our reportable operating segments are Americas and International. Approximately 92% of our 2008 Americas revenue was derived from the United States, with the balance derived primarily from Canada and Latin America. Approximately 40% of our 2008 International revenue was derived from France and the United Kingdom.

We manage our segments primarily focusing on operating income. Corporate expenses, impairment charge, other operating income – net, interest expense, equity in earnings of nonconsolidated affiliates, other income (expense) – net, income taxes and minority interest expense – net are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

•

Financial Condition and Liquidity. This section provides a discussion of our financial condition as of December 31, 2008, as well as an analysis of our cash flows for the years ended December 31, 2008, 2007 and 2006. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity, (ii) our key debt covenants and (iii) our outstanding debt and commitments (both firm and contingent) that existed as of December 31, 2008.

•

Seasonality and Market Risk Management. These sections discuss seasonality and how we manage exposure to potential losses arising from adverse changes in foreign currency exchange rates and interest rates.

•

Recent Accounting Pronouncements and Critical Accounting Estimates. These sections discuss accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note A to our consolidated financial statements included elsewhere in this Annual Report.

OVERVIEW

Clear Channel Communications’ Merger

On July 30, 2008, Clear Channel Communications, our parent company, completed its merger with a subsidiary of CC Media Holdings, a company formed by a group of private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P.. Clear Channel Communications is now owned indirectly by CC Media Holdings. The merger was accounted for as a purchase business combination in conformity with Statement of Financial Accounting Standards No. 141, Business Combinations, and Emerging Issues Task Force Issue 88-16, Basis in Leveraged Buyout Transactions. Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances, requires the application of push down accounting in situations where the ownership of an entity has changed. As a result, the post-merger financial statements reflect a new basis of accounting. Accordingly, the financial statements as of December 31, 2008 reflect Clear Channel Communications’ preliminary estimated fair value basis resulting from the merger that has been pushed down to us. A portion of the consideration paid has been preliminarily allocated to the assets and liabilities acquired at their respective fair values at July 30, 2008. The remaining portion was recorded at the continuing shareholders basis, due to the fact that certain shares of Clear Channel Communications’ were exchanged for shares of CC Media Holdings’ Class A common stock. Excess consideration after this preliminary allocation was recorded as goodwill. Clear Channel Communications has preliminarily estimated the fair value of the acquired assets and liabilities as of the merger date utilizing information available at the time the financial statements were prepared. These estimates are subject to refinement until all pertinent information is obtained and finalized. Clear Channel Communications is currently in the process of obtaining third-party valuations of certain of the acquired assets and liabilities in order to finalize the purchase price allocation. Clear Channel Communications will complete its purchase price allocation in 2009 and the final allocation of the purchase price may be different than the preliminary allocation.

Impairment Charge

The global economic slowdown has adversely affected advertising revenues across our business in recent months. As a result, we performed an impairment test in the fourth quarter of 2008 on our indefinite-lived permits and goodwill.

Our permits are valued using the direct valuation approach, with the key assumptions being market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry normalized information representing an average asset within a market.

The estimated fair value of permits was below their carrying values. As a result, we recognized a non-cash impairment charge of $722.6 million on our permits. The United States and global economies are undergoing a period of economic uncertainty, which has caused, among other things, a general tightening in the credit markets, limited access to the credit market, lower levels of liquidity and lower consumer and business spending. These disruptions in the credit and financial markets and the continuing impact of adverse economic, financial and industry conditions on the demand for advertising negatively impacted the key assumptions in the discounted cash flow models used to value our permits.

The goodwill impairment test requires us to measure the fair value of our reporting units and compare the estimated fair value to the carrying value, including goodwill. Each of our reporting units is valued using a discounted cash flow model which requires estimating future cash flows expected to be generated from the reporting unit, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. Assessing the recoverability of goodwill requires us to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on our budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors.

The estimated fair value of our reporting units was below their carrying values, which required us to compare the implied fair value of each reporting units’ goodwill with its carrying value. As a result, we recognized a non-cash impairment charge of $2.5 billion to reduce our goodwill. The macroeconomic factors discussed above had an adverse effect on our estimated cash flows and discount rates used in the discounted cash flow model.

While we believe we had made reasonable estimates and utilized reasonable assumptions to calculate the fair value of our permits and reporting units, it is possible a material change could occur to the estimated fair value of these assets. If our actual results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations.

Restructuring Program

On January 20, 2009, CC Media Holdings announced that it had commenced a restructuring program targeting a reduction of fixed costs by approximately $350 million on an annualized basis. As part of the program, it eliminated approximately 1,850 full-time positions representing approximately 9% of total workforce. The restructuring program will also include other actions, including elimination of overlapping functions and other cost savings initiatives. The program is expected to result in restructuring and other non-recurring charges of approximately $200 million, although additional costs may be incurred as the program evolves. It is estimated that approximately 40% of the anticipated cost savings and related charges will be attributable to us. The cost savings initiatives are expected to be fully implemented by the end of the first quarter of 2010. No assurance can be given that the restructuring program will be successful or will achieve the anticipated cost savings in the timeframe expected or at all. In addition, the restructuring program may be modified or terminated in response to economic conditions or otherwise.

As of December 31, 2008 we had recognized approximately $35.5 million of expenses related to our restructuring program. These expenses primarily related to severance of approximately $27.8 million and $7.7 million related to other professional fees.

Format of Presentation

The accompanying consolidated financial statements are presented for two periods: post-merger and pre-merger. As a result, preliminary purchase accounting adjustments, including goodwill, were pushed down to the opening balance sheet on July 31, 2008 as Clear Channel Communications’ merger occurred at the close of business on July 30, 2008. The merger resulted in a new basis of accounting beginning on July 31, 2008 and the financial reporting periods are presented as follows:

•	The period from July 31, 2008 through December 31, 2008 includes the post-merger period, reflecting the preliminary purchase accounting adjustments related to the merger that were pushed down to us.

•	The period from January 1, 2008 through July 30, 2008 includes the pre-merger period.

•

The years ended December 31, 2007 and 2006 presented are pre-merger. The consolidated financial statements for all pre-merger periods were prepared using our historical basis of accounting. As a result of the merger and the associated preliminary purchase accounting, the consolidated financial statements of the post-merger periods are not comparable to periods preceding the merger.

There are several agreements which govern our relationship with Clear Channel Communications including the Corporate Services Agreement, Employee Matters Agreement and Tax Matters Agreement. Clear Channel Communications has the right to terminate these agreements in various circumstances. As of the date of the filing of this Annual Report, no notice of termination of any of these agreements has been received from Clear Channel Communications. Our agreements with Clear Channel Communications continue under the same terms and conditions subsequent to Clear Channel Communications’ merger.

In conjunction with the merger, Clear Channel Communications’ $1.75 billion revolving credit facility, including the $150.0 million sub-limit, was terminated. The facility was replaced with a $2.0 billion revolving credit facility with a maturity in July 2014, which includes a $150.0 million sub-limit that certain of our International subsidiaries may borrow against to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. On February 6, 2009, Clear Channel Communications borrowed the remaining availability under its $2.0 billion revolving credit facility, including the remaining availability under the $150.0 million sub-limit. The obligations of these International subsidiaries that are borrowers under the revolving credit facility are guaranteed by certain of our material wholly-owned subsidiaries, and secured by substantially all of the assets of such borrowers and guarantors, subject to permitted liens and other exceptions.

The accompanying consolidated financial statements included elsewhere in this Annual Report are presented for two periods for 2008: post-merger and pre-merger results, which relate to the period succeeding the merger and the periods preceding the merger, respectively. The discussion in this MD&A is presented on a combined basis of the pre-merger and post-merger periods for 2008. The 2008 post-merger and pre-merger results are presented but are not discussed separately. We believe that the discussion on a combined basis is more meaningful as it allows the results of operations to be analyzed to comparable periods in 2007 and 2006.

Description of Business

Our outdoor advertising business has been, and may continue to be, adversely impacted by the difficult economic conditions currently present in the United States and other countries in which we operate. The continuing weakening economy has, among other things, adversely affected our clients’ need for advertising and marketing services, resulted in increased cancellations and non-renewals by our clients, thereby reducing our occupancy levels and could require us to lower our rates in order to remain competitive, thereby reducing our yield, or affect our client’s solvency. Any one or more of these effects could materially affect our business, financial condition and results of operations.

Our revenue is derived from selling advertising space on approximately 908,000 displays owned or operated as of December 31, 2008, consisting primarily of billboards, street furniture and transit displays. Our business has been, and may continue to be, adversely impacted by the adverse economic conditions currently present in the United States and other countries in which we operate. The continuing weakening economy has, among other things, adversely affect our clients’ need for advertising and marketing services, resulted in increased cancellations and non-renewals by our clients, thereby reducing our occupancy levels, and could require us to lower our rates in order to remain competitive, thereby reducing our yield, or affect our clients’ solvency. Any one or more of these effects could materially affect our business, financial condition and results of operations.

We own the majority of our advertising displays, which typically are located on sites that we either lease or own or for which we have acquired permanent easements. Our advertising contracts with clients typically outline the number of displays reserved, the duration of the advertising campaign and the unit price per display.

Our advertising rates are based on a number of different factors including location, competition, size of display, illumination, market and gross ratings points. Gross ratings points are the total number of impressions delivered by a display or group of displays, expressed as a percentage of a market population. The number of impressions delivered by a display is measured by the number of people passing the site during a defined period of time and, in some International markets, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic. Management typically monitors our business by reviewing the average rates, average revenue per display, or yield, occupancy and inventory levels of each of our display types by market. In addition, because a significant portion of our advertising operations are conducted in foreign markets, the largest being France and the United Kingdom, management reviews the operating results from our foreign operations on a constant dollar basis. A constant dollar basis allows for comparison of operations independent of foreign exchange movements.

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

In our International business, normal market practice is to sell billboards and street furniture as network packages with contract terms typically ranging from one to two weeks, compared to contract terms typically ranging from 4 weeks to one year in the United States. In addition, competitive bidding for street furniture and transit display contracts, which constitute a larger portion of our International business, and a different regulatory environment for billboards, result in higher site lease cost in our International business compared to our Americas business. As a result, our margins are typically less in our International business than in the Americas.

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

Our 2008 and 2007 results of operations include a full year of the results of operations of Interspace Airport Advertising, or Interspace, and our results of operations for 2006 include a partial year of the results of operations of Interspace, which we acquired in July 2006.

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

In accordance with the Master Agreement, our branch managers follow a corporate policy allowing Clear Channel Communications to use, without charge, Americas’ displays they believe would otherwise be unsold. Our sales personnel receive partial revenue credit for that usage for compensation purposes. This partial revenue credit is not included in our reported revenue. Clear Channel Communications bears the cost of producing the advertising and we bear the costs of installing and removing this advertising. In 2008, we estimated this discounted revenue would have been less than 1% of our Americas revenue.

Under the Corporate Services Agreement, Clear Channel Communications provides management services to us. These services are charged to us based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For further discussion of these services, see Note I to the consolidated financial statements. For the years ended December 31, 2008, 2007 and 2006, we recorded approximately $28.1 million, $20.3 million and $24.3 million, respectively, as a component of corporate expenses for these services.

Share-Based Payments

As of December 31, 2008, there was $21.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately three years.

The following table details compensation costs related to share-based payments:

	Year Ended December 31,
(In thousands)	2008 Combined	2007 Pre-Merger	2006 Pre-Merger
Direct operating expenses	$8,057	$6,951	$4,328
Selling, general and administrative expenses	2,575	2,682	1,683
Corporate expenses	957	538	88

Total share-based payments	$11,589	$10,171	$6,099

RESULTS OF OPERATIONS

Consolidated Results of Operations

The following tables summarize our historical results of operations:

	Post-Merger	Pre-Merger	Combined
(In thousands)	Period from July 31 through December 31, 2008	Period from January 1 through July 30, 2008	Year Ended December 31, 2008
Revenue	$1,327,224	$1,962,063	$3,289,287
Operating expenses:
Direct operating expenses	762,704	1,119,432	1,882,136
Selling, general and administrative expenses	261,524	344,846	606,370
Depreciation and amortization	224,713	247,637	472,350
Corporate expenses	31,681	39,364	71,045
Impairment charge	3,217,649	—	3,217,649
Other operating income—net	4,870	10,978	15,848

Operating income (loss)	(3,166,177)	221,762	(2,944,415)
Interest expense (including interest on debt with Clear Channel Communications)	72,863	88,787	161,650
Loss on marketable securities	59,842	—	59,842
Equity in earnings (loss) of nonconsolidated affiliates	(2,109)	70,842	68,733
Other income (expense)—net	12,114	13,365	25,479

Income (loss) before income taxes and minority interest	(3,288,877)	217,182	(3,071,695)
Income tax (expense) benefit:
Current	3,045	(30,171)	(27,126)
Deferred	268,850	(21,405)	247,445

Income tax (expense) benefit	271,895	(51,576)	220,319
Minority interest income (expense)—net	(1,655)	1,948	293

Net income (loss)	$(3,018,637)	$167,554	$(2,851,083)

	Year Ended December 31,			% Change
(In thousands)	2008 Combined	2007 Pre-Merger	2006 Pre-Merger	2008 v. 2007	2007 v. 2006
Revenue	$3,289,287	$3,281,836	$2,897,721	0%	13%
Operating expenses:
Direct operating expenses	1,882,136	1,734,845	1,514,842	8%	15%
Selling, general and administrative expenses	606,370	537,994	486,994	13%	10%
Depreciation and amortization	472,350	399,483	407,730	18%	(2)%
Corporate expenses	71,045	66,080	65,542	8%	1%
Impairment charge	3,217,649	—	—
Other operating income—net	15,848	11,824	22,846	34%	(48)%

Operating income (loss)	(2,944,415)	555,258	445,459	(630)%	25%
Interest expense (including interest on debt with Clear Channel Communications)	161,650	157,881	162,583
Loss on marketable securities	59,842	—	—
Equity in earnings of nonconsolidated affiliates	68,733	4,402	7,460
Other income (expense)—net	25,479	10,113	331

Income (loss) before income taxes and minority interest	(3,071,695)	411,892	290,667
Income tax (expense) benefit:
Current	(27,126)	(111,726)	(82,553)
Deferred	247,445	(34,915)	(39,527)

Income tax (expense) benefit	220,319	(146,641)	(122,080)
Minority interest income (expense)—net	293	(19,261)	(15,515)

Net income (loss)	$(2,851,083)	$245,990	$153,072

Revenue

2008 v. 2007

Our revenue increased approximately $7.5 million during 2008 as compared to 2007. Revenue growth during the first nine months of 2008 was partially offset by a decline of $151.2 million in the fourth quarter. Our Americas revenue declined approximately $54.8 million during 2008 as compared to 2007, attributable to decreases in poster and bulletin revenues associated with cancellations and non-renewals from major national advertisers. The declines were partially offset by an increase from our International revenue of approximately $62.3 million, with roughly $60.4 million from movements in foreign exchange.

2007 v. 2006

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

Direct Operating Expenses

2008 v. 2007

Direct operating expenses increased $147.3 million for 2008 compared to 2007. Our International business contributed $90.3 million to the increase primarily from an increase in site lease expenses and $39.5 million related to movements in foreign exchange. Our Americas business contributed $57.0 million to the increase primarily from new contracts.

2007 v. 2006

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

Selling, General and Administrative Expenses (SG&A)

2008 v. 2007

SG&A increased $68.4 million during 2008 compared to 2007. Approximately $23.7 million of this increase occurred during the fourth quarter primarily as a result of severance associated with the restructuring plan. Our International business contributed approximately $41.9 million to the increase primarily from movements in foreign exchange of $11.2 million and an increase in severance in 2008 associated with the restructuring plan of approximately $20.1 million. Our Americas business’ SG&A increased approximately $26.4 million largely from increased bad debt expense of $15.5 million and an increase in severance in 2008 associated with the restructuring plan of $4.5 million.

2007 v. 2006

SG&A increased $51.0 million during 2007 compared to 2006. International SG&A expenses increased $31.9 million primarily related to movements in foreign exchange. Americas SG&A expenses increased $19.1 million mostly attributable to sales expenses associated with the increase in revenue and $6.7 million from Interspace.

Depreciation and Amortization

2008 v. 2007

Depreciation and amortization increased $72.9 million in 2008 as compared to 2007. The increase was primarily due to increased amortization recorded on the preliminary fair value adjustments of $25.4 million pushed-down as a result of Clear Channel Communications’ merger and $29.3 million of accelerated depreciation on billboards in our Americas and International outdoor segments from billboards that were removed.

2007 v. 2006

Depreciation and amortization decreased $8.2 million in 2007 as compared to 2006. The decrease was primarily due to a reduction in amortization from International contracts, partially offset by an increase from Interspace and the effects of foreign exchange.

Corporate Expenses

Corporate expenses increased $5.0 million in 2008 as compared to 2007. The increase was primarily attributable to an increase in the Corporate Services allocation from Clear Channel Communications, partially offset by a decrease in bonus expense. Corporate expenses were comparable in 2007 to 2006.

Under the Corporate Services agreement between us and Clear Channel Communications, Clear Channel Communications provides management services to us, which include, among other things, (i) treasury, payroll and other financial related services, (ii) executive officer services, (iii) human resources and employee benefits services, (iv) legal and related services, (v) information systems, network and related services, (vi) investment services, (vii) procurement and sourcing support services, and (viii) other general corporate services. These services are charged to us based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For the years ended December 31, 2008, 2007, and 2006, we recorded approximately $28.1 million, $20.3 million, and $24.3 million, respectively, as a component of corporate expenses for these services.

Impairment Charge

The global economic slowdown has adversely affected advertising revenues across our businesses in recent months. As discussed above, we performed an impairment test in the fourth quarter of 2008 and recognized a non-cash impairment charge to our indefinite-lived intangible assets and goodwill of $3.2 billion. See Note B to the consolidated financial statements for further discussion of the impairment charge.

Other Operating Income — Net

Other operating income – net for the year ended December 31, 2008 was $15.8 million. During the first quarter of 2008, we exchanged assets in one of our Americas markets for assets located in a different market and recognized a gain of $2.6 million. During the second quarter of 2008, we recorded a $4.0 million gain on the sale of property. In addition, we recorded a $1.7 million gain on the sale of International street furniture in the third quarter of 2008.

Other operating income – net of $11.8 million for the year ended December 31, 2007, primarily related to an $8.9 million gain from the sale of street furniture assets and land in our International segment.

Other operating income – net of $22.8 million for the year ended December 31, 2006, primarily related to a $13.2 million gain in our Americas segment from the exchange of assets in one of our markets for the assets of a third party located in a different market.

Interest Expense (Including Interest on Debt with Clear Channel Communications)

2008 v. 2007

Interest expense increased $3.8 million during 2008 as compared to 2007. The increase was primarily due to an increase in the interest rate on the $2.5 billion note to Clear Channel Communications. The interest rate is based on Clear Channel Communications’ weighted average cost of debt. The average interest rate in 2008 was 6.2% as compared to 6.1% in 2007. See “Financial Condition and Liquidity” below for further discussion of the impact of Clear Channel Communications’ merger on interest expense.

2007 v. 2006

Interest expense decreased $4.7 million during 2007 as compared to 2006, primarily as a result of a decline in our average debt balance during the period.

Loss on Marketable Securities

During the fourth quarter of 2008, we recorded a non-cash impairment charge to certain available-for-sale securities. The fair value of these available-for-sale securities was below their cost each month subsequent to the closing of Clear Channel Communications’ merger. As a result, we considered the guidance in SEC Staff Accounting Bulletin Topic 5M and reviewed the length of the time and the extent to which the market value was less than cost and the financial condition and near-term prospects of the issuer. After this assessment, we concluded that the impairment was other than temporary and recorded a $59.8 million impairment charge.

Equity in Earnings (Loss) of Nonconsolidated Affiliates

Equity in earnings (loss) of nonconsolidated affiliates increased $64.3 million during 2008 as compared to 2007. In the first quarter of 2008, we sold our 50% interest in Clear Channel Independent, a South African outdoor advertising company, and recognized a gain of $75.6 million. This gain was partially offset by a $9.0 million impairment charge to one of our International equity method investments recorded during the third quarter of 2008.

Other Income (Expense) — Net

Other income of $25.5 million for the year ended December 31, 2008 primarily related to net foreign exchange transaction gains on short-term intercompany accounts of $19.8 million. In addition, we recorded income of $8.0 million related to dividends received from an International investment. Other income – net of $10.1 million and $0.3 million for the years ended December 31, 2007 and 2006, respectively, relates primarily to net foreign exchange transaction gains on short-term intercompany accounts.

Income Taxes

Our operations are included in a consolidated income tax return filed by Clear Channel Communications. However, for our financial statements, our provision for income taxes was computed on the basis that we file separate consolidated federal income tax returns with our subsidiaries.

The decrease in current tax expense of $84.6 million for 2008 when compared to 2007 is primarily the result of a decrease in “Income before income taxes and minority interest” of $265.9 million which excludes the non-tax deductible impairment charge of $3.2 billion recorded in 2008. The deferred tax benefit increased $282.4 million to $247.4 million in 2008 compared to deferred tax expense of $34.9 million in 2007 primarily due to the $292.0 million of deferred tax benefit recorded in the post-merger period related to the impairment charges on permits and tax deductible goodwill. This deferred tax benefit was partially offset by additional tax depreciation deductions as a result of the bonus depreciation provisions enacted as part of the Economic Stimulus Act of 2008.

Our effective tax rate for 2008 was 7.2%. The primary reason for the reduction in the effective tax rate from 2007 was the result of the impairment charge recorded in 2008 discussed in more detail above and in Note B to the consolidated financial statements. In addition, we did not record tax benefits on certain tax losses in our foreign operations due to the uncertainty of the ability to utilize those tax losses in the future.

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

Our effective tax rate for the year ended December 31, 2006 was 42%. During 2006, we recorded current tax benefits of approximately $20.4 million related to tax losses on the disposition of certain operating assets and the filing of an amended tax return. The amendment primarily related to a revised tax loss on the like kind exchange of certain outdoor assets.

Americas Results of Operations

	Year Ended December 31,			% Change
(In thousands)	2008 Combined	2007 Pre-Merger	2006 Pre-Merger	2008 v. 2007	2007 v. 2006
Revenue	$1,430,258	$1,485,058	$1,341,356	(4)%	11%
Direct operating expenses	647,526	590,563	534,365	10%	11%
Selling, general and administrative expenses	252,889	226,448	207,326	12%	9%
Depreciation and amortization	207,633	189,853	178,970	9%	6%

Operating income	$322,210	$478,194	$420,695	(33)%	14%

2008 v. 2007

Revenue decreased approximately $54.8 million during 2008 compared to 2007, with the entire decline occurring in the fourth quarter. Driving the decline was approximately $87.4 million attributable to poster and bulletin revenues associated with cancellations and non-renewals from major national advertisers, partially offset by an increase of $46.2 million in airport revenues, digital display revenues and street furniture revenues. Also impacting the decline in bulletin revenue was decreased occupancy while the decline in poster revenue was affected by a decrease in both occupancy and rate. The increase in airport and street furniture revenues was primarily driven by new contracts while digital display revenue growth was primarily the result of an increase in the number of digital displays. Other miscellaneous revenues also declined approximately $13.6 million.

Our Americas direct operating expenses increased $57.0 million primarily from higher site lease expenses of $45.2 million primarily attributable to new taxi, airport and street furniture contracts and an increase of $2.4 million in severance associated with the restructuring plan. Our SG&A expenses increased $26.4 million largely from increased bad debt expense of $15.5 million and an increase of $4.5 million in severance in 2008 associated with the restructuring plan.

Depreciation and amortization increased approximately $17.8 million mostly as a result of $6.6 million related to additional depreciation and amortization associated with the preliminary fair value adjustments to the acquired assets and $11.3 million of accelerated depreciation from billboards that were removed.

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

Depreciation and amortization increased $10.9 million during 2007 compared to 2006 primarily associated with $5.9 million from Interspace.

International Results of Operations

	Year Ended December 31,			% Change
(In thousands)	2008 Combined	2007 Pre-Merger	2006 Pre-Merger	2008 v. 2007	2007 v. 2006
Revenue	$1,859,029	$1,796,778	$1,556,365	3%	15%
Direct operating expenses	1,234,610	1,144,282	980,477	8%	17%
Selling, general and administrative expenses	353,481	311,546	279,668	13%	11%
Depreciation and amortization	264,717	209,630	228,760	26%	(8)%

Operating income	$6,221	$131,320	$67,460	(95)%	95%

2008 v. 2007

Revenue increased approximately $62.3 million, with roughly $60.4 million from movements in foreign exchange. The remaining revenue growth was primarily attributable to growth in China, Turkey and Romania, partially offset by revenue declines in France and the United Kingdom. China and Turkey benefited from strong advertising environments. We acquired operations in Romania at the end of the second quarter of 2007, which also contributed to revenue growth in 2008. The decline in France was primarily driven by the loss of a contract to advertise on railways and the decline in the United Kingdom was primarily driven by weak advertising demand.

During the fourth quarter of 2008, revenue declined approximately $88.6 million compared to the fourth quarter of 2007, of which approximately $51.8 million was due to movements in foreign exchange and the remaining amount was primarily as a result of a decline in advertising demand.

Direct operating expenses increased $90.3 million. Included in the increase is approximately $39.5 million related to movements in foreign exchange. The remaining increase in direct operating expenses was driven by an increase in site lease expenses. SG&A expenses increased $41.9 million in 2008 over 2007 with approximately $11.2 million related to movements in foreign exchange and $20.1 million related to severance in 2008 associated with the restructuring plan.

Depreciation and amortization expenses increased $55.1 million with $18.8 million related to additional depreciation and amortization associated with the preliminary fair value adjustments to the acquired assets, approximately $18.0 million related to an increase in accelerated depreciation from billboards to be removed, approximately $11.3 million related to impaired advertising display contracts and $4.9 million related to an increase from movements in foreign exchange.

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

Reconciliation of Segment Operating Income (Loss)

	Year Ended December 31,
(In thousands)	2008 Combined	2007 Pre-Merger	2006 Pre-Merger
Americas	$322,210	$478,194	$420,695
International	6,221	131,320	67,460
Impairment charge	(3,217,649)	—	—
Corporate	(71,045)	(66,080)	(65,542)
Other operating income – net	15,848	11,824	22,846

Consolidated operating income (loss)	$(2,944,415)	$555,258	$445,459

FINANCIAL CONDITION AND LIQUIDITY

Clear Channel Communications’ Merger

Clear Channel Communications’ capitalization, liquidity and capital resources substantially changed due to the consummation of its merger on July 30, 2008. Upon the closing of the merger, Clear Channel Communications incurred additional debt and became highly leveraged. We are not borrowers or guarantors of Clear Channel Communications’ credit agreements other than for direct borrowings by certain of our International subsidiaries under the $150.0 million sub-limit included in Clear Channel Communications’ $2.0 billion revolving credit facility. As of December 31, 2008, the outstanding balance on the sub-limit was approximately $30.0 million. On February 6, 2009, Clear Channel Communications borrowed the remaining availability under its $2.0 billion revolving credit facility, including the remaining availability under the $150.0 million sub-limit. Clear Channel Communications made the borrowing to improve its liquidity position in light of continuing uncertainty in credit market and economic conditions.

Our Company and our consolidated subsidiaries are restricted subsidiaries under Clear Channel Communications’ credit agreements and are therefore subject to various restrictions contained therein. The interest rate we pay on our $2.5 billion promissory note is based on the weighted average cost of debt for Clear Channel Communications which was impacted due to the consummation of Clear Channel Communications’ merger. As such, the interest we pay on our $2.5 billion promissory note increased compared to what it would have been had the merger not occurred and may increase again in the future as a result of, among other events, another change in Clear Channel Communications’ capitalization, liquidity and capital resources. To the extent we cannot pass on our increased borrowing costs to our clients, our profitability, and potentially our ability to raise capital, could be materially affected.

Under our Master Agreement with Clear Channel Communications and the $2.5 billion note payable to Clear Channel Communications, we are limited in our borrowing from third parties to no more than $400.0 million. Certain of our International subsidiaries have access to borrowings under a $150.0 million sub-limit included in Clear Channel Communications’ multicurrency $2.0 billion revolving credit facility with a maturity in July 2014 to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. The obligations of these International subsidiaries that are borrowers under the revolving credit facility are guaranteed by certain of our material wholly-owned subsidiaries, and secured by substantially all of the assets of such borrowers and guarantors, subject to permitted liens and other exceptions. On February 6, 2009, Clear Channel Communications borrowed the remaining availability under its $2.0 billion revolving credit facility, including the remaining availability under the $150.0 million sub-limit.

The interest rate on outstanding balances under the new credit facility is based upon LIBOR or, for Euro denominated borrowings, EURIBOR, plus, in each case, a margin, which margin is generally higher than the margin under Clear Channel Communications’ previous credit facility. See discussion below under “Sources of Capital — Bank Credit Facility.” A deterioration in the financial condition of Clear Channel Communications or borrowings by Clear Channel Communications under the $150.0 million sub-limit could also further increase our borrowing costs or impair our access to the capital markets because of our reliance on Clear Channel Communications for availability under this new revolving credit facility.

Also, so long as Clear Channel Communications maintains a significant interest in us, pursuant to the Master Agreement between Clear Channel Communications and us, Clear Channel Communications will have the option to limit our ability to incur debt or issue equity securities, which could adversely affect our ability to meet our liquidity needs.

Cash Flows

The following table summarizes our historical cash flows:

	Year Ended December 31,
(In thousands)	2008 Combined	2007 Pre-Merger	2006 Pre-Merger
Cash provided by (used in):
Operating activities	$603,624	$694,430	$538,541
Investing activities	$(425,844)	$(356,368)	$(489,010)
Financing activities	$(232,840)	$(305,751)	$(53,165)

Operating Activities

2008

Net cash provided by operating activities of $603.6 million for 2008 principally reflected a net loss of $2.9 billion, adjusted for non-cash impairment charges of $3.2 billion related to goodwill and intangible assets , a $59.8 million non-cash loss on marketable securities, and depreciation and amortization of $472.4 million. In addition, we recorded a $75.6 million gain in equity in earnings of nonconsolidated affiliates related to the sale of our 50% interest in Clear Channel Independent based on the fair value of the equity securities received as consideration. Net cash provided by operating activities was partially offset by deferred taxes of $247.4 million.

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

Investing Activities

2008

Net cash used in investing activities of $425.8 million for 2008 mainly reflected capital expenditures of $358.3 million related to purchases of property, plant and equipment and $96.5 million related to acquisitions of operating assets, partially offset by proceeds from the sale of other assets of $41.5 million.

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

Financing Activities

2008

Net cash used in financing activities of $232.8 million for 2008 reflected net transfers of cash to Clear Channel Communications of $169.2 million and a net reduction in debt and credit facilities of $67.6 million.

2007

Net cash used in financing activities of $305.8 million for 2007 is primarily related to the net transfer of cash to Clear Channel Communications of $302.9 million.

2006

Net cash used in financing activities of $53.2 million for 2006 principally reflects net reductions in debt of $59.7 million.

Anticipated Cash Requirements

Our primary source of liquidity is cash flow from operations, which has been adversely affected by the global economic slowdown. The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. The current global economic slowdown has resulted in a decline in advertising and marketing services among our customers, resulting in a decline in our advertising revenues across our businesses. This reduction in advertising revenues has had an adverse effect on our revenue, profit margins, cash flow and liquidity, particularly during the second half of 2008. The continuation of the global economic slowdown may continue to adversely impact our revenue, profit margins, cash flow and liquidity.

In January 2009, in response to the deterioration in general economic conditions and the resulting negative impact on our and CC Media Holdings’ business, CC Media Holdings commenced a restructuring program targeting a reduction of fixed costs by approximately $350 million on an annualized basis. As part of the program, CC Media Holdings eliminated approximately 1,850 full-time positions representing approximately 9% of total workforce. The program is expected to result in restructuring and other non-recurring charges of approximately $200 million, although additional costs may be incurred as the program evolves. It is estimated that approximately 40% of the anticipated cost savings and related charges will be attributable to us. The cost savings initiatives are expected to be fully implemented by the end of the first quarter of 2010. No assurance can be given that the restructuring program will be successful or will achieve the anticipated cost savings in the timeframe expected or at all.

Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations and borrowing under the cash management note with Clear Channel Communications will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. In addition, we expect to be in compliance with the covenants governing our indebtedness in 2009. Furthermore, in its Annual Report on Form 10-K filed with the SEC on March 2, 2009, CC Media Holdings stated that it expects to be in compliance with its covenants governing its indebtedness discussed below in 2009. However, our and CC Media Holdings’ anticipated results are subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants.

In addition, our ability to fund our working capital needs, debt service and other obligations, however, depends on our future operating performance and cash flow and Clear Channel Communications’ ability to meet its obligations with respect to the “Due from Clear Channel Communications” account and to lend under the cash management note, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our and Clear Channel Communications’ control. If our future operating performance does not meet our expectations or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing. Continuing adverse securities and credit market conditions could significantly affect the availability of credit. In addition, the $2.5 billion note and Master Agreement with Clear Channel Communications include restrictive covenants that, among other things, restrict our ability to incur additional indebtedness.

Liquidity

Sources of Capital

As of December 31, 2008 and 2007, we had the following indebtedness outstanding, cash and cash equivalents and amounts due from Clear Channel Communications:

	Year Ended December 31,
(In millions)	2008 Post-Merger	2007 Pre-Merger
Bank credit facility ($150.0 million sub-limit within Clear Channel Communications’ $2.0 billion facility)	$30.0	$80.0
Debt with Clear Channel Communications	2,500.0	2,500.0
Other debt	71.9	102.0

Total debt	2,601.9	2,682.0
Less: Cash and cash equivalents	94.8	134.9
Less: Due from Clear Channel Communications	431.6	265.4

	$2,075.5	$2,281.7

We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Bank Credit Facility ($150.0 million sub-limit within Clear Channel Communications’ $2.0 billion revolving credit facility)

In addition to net cash flows from operations, another source of liquidity was through borrowings under a $150.0 million sub-limit included in Clear Channel Communications’ multicurrency $2.0 billion revolving credit facility with a maturity in July 2014. Certain of our International subsidiaries may borrow under the sub-limit to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. The obligations of these International subsidiaries that are borrowers under the revolving credit facility are guaranteed by certain of our material wholly-owned subsidiaries, and secured by substantially all of the assets of such borrowers and guarantors, subject to permitted liens and other exceptions. On February 6, 2009, Clear Channel Communications borrowed the remaining availability under its $2.0 billion revolving credit facility, including the remaining availability under the $150.0 million sub-limit.

The interest rate on outstanding balances under the credit facility is equal to an applicable margin plus, at Clear Channel Communications’ option, either (i) a base rate determined by reference to the higher of (A) the prime lending rate publicly announced by the administrative agent and (B) the federal funds effective rate from time to time plus 0.50%, or (ii) a Eurocurrency rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margin percentage is 2.40% in the case of base rate loans, and 3.40% in the case of Eurocurrency rate loans, subject to adjustment based upon Clear Channel Communications’ leverage ratio. At December 31, 2008, the outstanding balance on this sub-limit was approximately $30.0 million, with the entire balance to be repaid on July 30, 2014. At December 31, 2008, the interest rate on borrowings under this credit facility was 4.6%. At February 27, 2009, the outstanding balance on this sub-limit was $30.0 million, and no amount was available for future borrowings, due to the fact that Clear Channel Communications has borrowed the remaining amount available under this capacity.

Debt with Clear Channel Communications

As part of the day-to-day cash management services provided by Clear Channel Communications, we maintain accounts that represent net amounts due to or from Clear Channel Communications, which is recorded as “Due from/to Clear Channel Communications” on the consolidated balance sheet. The accounts represent our revolving promissory note issued by us to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to us in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances. The accounts accrue interest and are generally payable on demand. Interest on the cash management note owed by us accrues on the daily net negative cash position based upon LIBOR plus a margin. Interest on the cash management note owed by Clear Channel Communications accrues interest on the daily net positive cash position based upon the average one-month generic treasury bill rate. Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, we maintain collection bank accounts swept daily into accounts of Clear Channel Communications. In return, Clear Channel Communications funds our controlled disbursement accounts as checks or electronic payments are presented for payment. Our claim in relation to cash transferred from our concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account. If Clear Channel Communications were to become insolvent, we would be an unsecured creditor of Clear Channel Communications with respect to the revolving promissory note issued by Clear Channel Communications to us. At December 31, 2008 and December 31, 2007, the asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet was $431.6 million and $265.4 million, respectively. The net interest income for the years ended December 31, 2008, 2007 and 2006 was $3.5 million, $3.7 million and $0.4 million, respectively. At December 31, 2008, the interest rate on the “Due from Clear Channel Communications” account was 0.02%, which represents the average one-month generic treasury bill rate as described above. At December 31, 2008, we had no borrowings under the cash management note to Clear Channel Communications.

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

We have a note in the original principal amount of $2.5 billion to Clear Channel Communications which matures on August 2, 2010 and may be prepaid in whole at any time, or in part from time to time. The note accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. This note is mandatorily payable upon our change of control (as defined in the note) and, subject to certain exceptions, all net proceeds from debt or equity raised by us must be used to prepay such note. At December 31, 2008, the interest rate on the $2.5 billion note was 6.0%.

Upon maturity of our note with Clear Channel Communications, if our cash flow and capital resources are insufficient to service our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our indebtedness. However, given the current economic climate, these measures might be unsuccessful or inadequate in permitting us to meet scheduled debt service obligations. In light of the current credit crisis, we may be unable to restructure or refinance our obligations and obtain additional equity financing or sell assets on satisfactory terms or at all. As a result, inability to meet our debt obligations could cause us to default on those obligations. A default under any debt instrument could, in turn, result in defaults under other debt instruments. Any such defaults could materially impair our financial condition and liquidity.

Our working capital requirements and capital for general corporate purposes, including acquisitions and capital expenditures, may be provided to us by Clear Channel Communications, in its sole discretion, pursuant to a cash management note issued by us to Clear Channel Communications. Without the opportunity to obtain financing from Clear Channel Communications, we may need to obtain additional financing from banks, or through public offerings or private placements of debt, strategic relationships or other arrangements at some future date. As stated above, we may be unable to successfully obtain additional debt or equity financing on satisfactory terms or at all.

As long as Clear Channel Communications maintains a significant interest in us, pursuant to the Master Agreement between Clear Channel Communications and us, Clear Channel Communications will have the option to limit our ability to incur debt or issue equity securities, which could adversely affect our ability to meet our liquidity needs. In addition, the $2.5 billion note requires us to prepay it in full upon a change of control and, upon our issuances of equity and incurrence of debt, subject to certain exceptions, to prepay the note in the amount of net proceeds received from such events. Under the Master Agreement with Clear Channel Communications and the $2.5 billion note, we are limited in our borrowing from third parties to no more than $400.0 million (including borrowings under the $150.0 million sub-limit of Clear Channel Communications’ $2.0 billion revolving credit facility). As a result of current borrowings and commitments, we were limited to approximately $206.8 million in additional external borrowings as of December 31, 2008.

Other debt

Other debt consists primarily of loans with international banks. At December 31, 2008, approximately $71.9 million was outstanding as other debt.

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

In addition, the note requires us to prepay it in full upon a change of control. The note defines a change of control to occur when Clear Channel Communications ceases to control (i) directly or indirectly, more than 50% of the aggregate voting equity interests of us, our operating subsidiary or our respective successors or assigns, or (ii) the ability to elect a majority of our board of directors, or the board of directors of our operating subsidiary or our respective successors or assigns. Upon our issuances of equity and incurrences of debt, subject to certain exceptions, we are also required to prepay the note in the amount of the net proceeds received by us from such events.

The significant covenant contained in Clear Channel Communications’ $2.0 billion revolving credit facility requires it to comply on a quarterly basis with a maximum consolidated senior secured net debt to adjusted EBITDA ratio (as defined by the credit facility). This financial covenant becomes effective on March 31, 2009 (maximum of 9.5:1) and will become more restrictive over time beginning in the second quarter of 2013. In its Annual Report on Form 10-K filed with the SEC on March 2, 2009, CC Media Holdings stated that its secured leverage, defined as secured debt, net of cash, divided by the trailing 12-month consolidated EBITDA, as defined by the credit facility, was 6.4:1 at December 31, 2008.

There are no significant covenants or events of default contained in the cash management note issued by Clear Channel Communications to us or the cash management note issued by us to Clear Channel Communications.

At December 31, 2008, we were in compliance with all debt covenants. Furthermore, in its Annual Report on Form 10-K filed with the SEC on March 2, 2009, CC Media Holdings stated that as of December 31, 2008, it was in compliance with its debt covenants.

Uses of Capital

Acquisitions

During the year ended December 31, 2008, our Americas segment paid $55.1 million in cash for the acquisition of advertising structures and the final earnout payments for Interspace Airport Advertising, which we acquired in July 2006. In addition, our International segment paid $41.4 million, primarily related to the acquisition of additional equity interests in outdoor companies and the acquisition of advertising structures.

During the first quarter of 2008, we exchanged assets in one of our Americas markets for assets located in a different market and recognized a gain of $2.6 million in “Other operating income – net.” In addition, we sold our 50% interest in Clear Channel Independent and recognized a gain of $75.6 million in “Equity in earnings of nonconsolidated affiliates” based on the fair value of the equity securities received.

Capital Expenditures

Our capital expenditures have consisted of the following:

	Year Ended December 31,
(In millions)	2008 Combined	2007 Pre-Merger	2006 Pre-Merger
Non-revenue producing	$85.4	$81.4	$80.0
Revenue producing	272.9	194.3	153.9

Total capital expenditures	$358.3	$275.7	$233.9

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

Commitments, Contingencies and Guarantees

From time to time, we are involved in routine legal proceedings arising in the ordinary course of business and, as required, have accrued our estimate of the probable costs for the resolution of these claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes to our assumptions or the effectiveness of our strategies related to these proceedings. See also “Item 3. Legal Proceedings” and “Note H—Commitments and Contingencies” in the Notes to Consolidated Financial Statements in Item 8 included elsewhere in this Annual Report.

Our short and long term cash requirements include minimum annual guarantees for our street furniture contracts and operating leases. Noncancelable contracts and operating lease requirements are included in our direct operating expenses, which historically have been satisfied by cash flows from operations. For 2009, we are committed to $403.7 million and $280.0 million for minimum annual guarantees and operating leases, respectively. Our long-term commitments for minimum annual guarantees, operating leases and capital expenditure requirements are included in “Contractual and Other Obligations,” below.

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

The scheduled maturities of Clear Channel Communications’ revolving credit facility, our $2.5 billion note to Clear Channel Communications, other debt outstanding, future minimum rental commitments under noncancelable lease agreements, minimum payments under other noncancelable contracts, capital expenditures commitments and other long-term obligations as of December 31, 2008, are as follows:

	Payments Due by Period
(In thousands)	Total	2009	2010-2011	2012-2013	2014 and Thereafter
Long-term Debt
Clear Channel Communications’ revolving credit facility	$30,000	$—	$—	$—	$30,000
Debt with Clear Channel Communications	2,500,000	—	2,500,000	—	—
Other debt	71,854	69,522	1,186	1,146	—
Interest payments on long-term debt(1)	259,026	152,460	102,982	2,780	804

Noncancelable contracts	2,107,324	403,685	621,397	440,655	641,587
Noncancelable operating leases	2,009,931	279,555	441,081	322,254	967,041
Capital expenditure commitments	151,663	76,760	62,426	9,336	3,141
Employment contracts	11,881	8,041	3,782	58	—
Other long-term obligations(2)	98,761	—	1,976	1,065	95,720

Total (3)	$7,240,440	$990,023	$3,734,830	$777,294	$1,738,293

(1)	Interest payments on long-term debt consist primarily of interest on our $2.5 billion variable rate note to Clear Channel Communications, which is estimated using the interest rate as of December 31, 2008, of 6.0%. The debt with Clear Channel Communications accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis, which increased compared to what it would have been had Clear Channel Communications’ merger not occurred. At December 31, 2008, 39% of Clear Channel Communications’ debt was variable based on market interest rates. Each 50 basis point increase or decrease in interest rates would increase or decrease our interest expense and cash outlay for each year by approximately $5.3 million. This potential increase or decrease is based on the simplified assumption that the level of floating rate debt remains constant with an immediate across-the-board increase or decrease as of December 31, 2008, with no subsequent change in rates for the remainder of the period. This potential increase or decrease does not include any adjustment for a change in the fixed rate debt of Clear Channel Communications, which currently constitutes 61% of its total debt.
(2)	Other long-term obligations consist of $55.6 million related to asset retirement obligations recorded pursuant to Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which assumes the underlying assets will be removed at some period over the next 50 years. Also included in the table is $36.3 million related to retirement plans and $6.9 million related to other long-term obligations with a specific maturity.
(3)	Excluded from the table is $80.1 million related to various obligations with no specific contractual commitment or maturity, $53.5 million of which relates to unrecognized tax benefits recorded pursuant to Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

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

MARKET RISK MANAGEMENT

We are exposed to market risks arising from changes in market rates and prices, including movements in interest rates, equity security prices and foreign currency exchange rates.

Interest Rate Risk

We had approximately $2.6 billion total debt outstanding as of December 31, 2008, of which $2.5 billion is debt with Clear Channel Communications. The debt with Clear Channel Communications accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. As a result of Clear Channel Communications’ merger, Clear Channel Communications’ weighted average cost of debt increased compared to what it would have been had the merger not occurred. Furthermore, in its Annual Report on Form 10-K filed with the SEC on March 2, 2009, CC Media Holdings stated that 39% of its debt was variable based on market interest rates. Each 50 basis point increase or decrease in interest rates would increase or decrease our interest expense and cash outlay for the year ended December 31, 2008, by approximately $5.3 million. This potential increase or decrease is based on the simplified assumption that the level of floating rate debt remains constant at the balance as of December 31, 2008. An increase or decrease to interest rates is then assumed and applied to that floating rate debt balance to determine the per annum effect. This potential increase or decrease does not include any adjustment for a change in the fixed rate debt of Clear Channel Communications, which currently constitutes 61% of its total debt.

Equity Price Risk

The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at December 31, 2008 by $4.5 million and would change comprehensive income by $2.7 million. For a further discussion of our available-for-sale equity securities, see Note A to the consolidated financial statements.

Foreign Currency Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies, except in the hyperinflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported a net loss of $142.2 million for the year ended December 31, 2008. We estimate a 10% change in the value of the U.S. dollar relative to foreign currencies would have changed our net loss for the year ended December 31, 2008, by approximately $14.2 million.

Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our equity method investments in various countries. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at December 31, 2008 would change our equity in earnings of nonconsolidated affiliates by $6.9 million and would change our net income by approximately $4.1 million for the year ended December 31, 2008.

This analysis does not consider the implication such currency fluctuations could have on the overall economic activity that could exist in such an environment in the United States or the foreign countries or on the results of operations of these foreign entities.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 141(R), Business Combinations (“Statement 141(R)”), was issued in December 2007. Statement 141(R) requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. Statement 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. Statement 141(R) amends Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. Statement 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. We adopted Statement 141(R) on January 1, 2009. Statement 141(R)’s impact on accounting for business combinations is dependent upon the nature of future acquisitions.

Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“Statement 160”), was issued in December 2007. Statement 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under Statement 160 noncontrolling interests are considered equity and should be reported as an element of consolidated equity, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests, and increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. Statement 160 is effective for the first annual reporting period beginning on or after December 15, 2008, and earlier application is prohibited. Statement 160 is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. We adopted Statement 160 on January 1, 2009 which resulted in a reclassification of approximately $211.8 million of noncontrolling interests to shareholders’ equity.

In April 2008, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets (“Statement 142”). FSP FAS 142-3 removes an entity’s requirement under paragraph 11 of Statement 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions. It is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and early adoption is prohibited. We adopted FSP FAS 142-3 on January 1, 2009. FSP FAS 142-3’s impact is dependent upon future acquisitions.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. Guidance is also provided on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. This FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and early adoption is prohibited. We adopted FSP EITF 03-6-1 on January 1, 2009. We have not yet determined the impact FSP EITF 03-6-1 will have on our earnings per share.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such difference could be material. Our significant accounting policies are discussed in Note A to our consolidated financial statements included elsewhere in this Annual Report. Management believes the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. The following narrative describes these critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions.

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

If our agings were to improve or deteriorate resulting in a 10% change in our allowance, we estimated our bad debt expense for the year ended December 31, 2008, would have changed by approximately $4.9 million and our net income for the same period would have changed by approximately $3.0 million.

Long-lived Assets

Long-lived assets, such as property, plant and equipment and definite-lived intangibles are reviewed for impairment when events and circumstances indicate that depreciable and amortizable long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value.

We use various assumptions in determining the current fair market value of these assets, including future expected cash flows, industry growth rates and discount rates, as well as future salvage values. Our impairment loss calculations require management to apply judgment in estimating future cash flows, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.

Using the impairment review described, we recorded an impairment charge on the statement of operations in “Depreciation and amortization” of approximately $28.2 million for the year ended December 31, 2008. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results of operations.

Indefinite-lived Assets

Indefinite-lived assets such as our billboard permits are reviewed annually for possible impairment using the direct valuation method as prescribed in SEC Staff Announcement No. D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill. Under the direct valuation method, it is assumed that rather than acquiring indefinite-lived intangible assets as part of a going concern business, the buyer hypothetically obtains indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flows model which results in value that is directly attributable to the indefinite-lived intangible assets.

Our key assumptions using the direct valuation method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry normalized information representing an average permit within a market.

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or Statement 142, we performed an interim impairment test as of December 31, 2008. The estimated fair value of permits was below their carrying values. As a result, we recognized a non-cash impairment charge of $722.6 million in 2008 on our indefinite-lived permits. The United States and global economies are undergoing a period of economic uncertainty, which has caused, among other things, a general tightening in the credit markets, limited access to the credit markets, lower levels of liquidity and lower consumer and business spending. These disruptions in the credit and financial markets and the continuing impact of adverse economic, financial and industry conditions on the demand for advertising negatively impacted the key assumptions in the discounted cash flow models used to value our permits.

While we believe we had made reasonable estimates and utilized reasonable assumptions to calculate the fair value of our permits, it is possible a material change could occur. If our future actual results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations. The following table shows the impact on the fair value of our billboard permits of a 100 basis point decline in our discrete and terminal period revenue growth rate, profit margin and discount rate assumptions, respectively:

(in thousands)
Indefinite-lived intangible	Revenue growth rate	Profit margin	Discount rates
Billboard permits	$(508,300)	$(84,000)	$770,200

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We review goodwill for potential impairment annually using a discounted cash flow model to determine the fair value of our reporting units. The fair value of our reporting units is used to apply value to the net assets of each reporting unit. To the extent the carrying amount of net assets would exceed the fair value, an impairment charge may be required to be recorded.

The discounted cash flow approach we use for valuing goodwill involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate. Terminal values are also estimated and discounted to their present value. In accordance with Statement 142, we performed an interim impairment test as of December 31, 2008 on goodwill.

The estimated fair value of our reporting units was below their carrying values, which required us to compare the implied fair value of each reporting units’ goodwill with its carrying value. As a result, we recognized a non-cash impairment charge of $2.5 billion to reduce our goodwill. The macroeconomic factors discussed above had an adverse effect on our estimated cash flows and discount rates used in the discounted cash flow model.

While we believe we had made reasonable estimates and utilized reasonable assumptions to calculate the fair value of our reporting units, it is possible a material change could occur. If future results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future. The following table shows the impact on the fair value of each of our reportable segments of a 100 basis point decline in our discrete and terminal period revenue growth rate, profit margin and discount rate assumptions, respectively:

(in thousands)
Reportable segment	Revenue growth rate	Profit margin	Discount rates
Americas Outdoor	$(380,000)	$(90,000)	$420,000
International Outdoor	$(190,000)	$(160,000)	$90,000

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

Due to the high rate of lease renewals over a long period of time, our calculation assumes all related assets will be removed at some period over the next 50 years. An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk-adjusted credit rate for the same period. If our assumption of the risk-adjusted credit rate used to discount current year additions to the asset retirement obligation decreased approximately 1%, our liability as of December 31, 2008 would increase approximately $2.0 million. Similarly, if our assumption of the risk-adjusted credit rate increased approximately 1%, our liability would decrease approximately $2.0 million.

Stock Based Compensation

Under the fair value recognition provisions of FAS 123(R), Share-Based Payment, stock based compensation cost is measured at the grant date based on the value of the award and is recognized as expense on a straight-line basis over the vesting period. Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors. If actual results differ significantly from these estimates, our results of operations could be materially impacted.

Tax Accruals

The Internal Revenue Service, or IRS, and other taxing authorities routinely examine our tax returns we file as part of the consolidated income tax returns filed by Clear Channel Communications. From time to time, the IRS challenges certain of our tax positions. We believe our tax positions comply with applicable tax law and we would vigorously defend these positions if challenged. The final disposition of any positions challenged by the IRS could require us to make additional tax payments. We believe that we have adequately accrued for any foreseeable payments resulting from tax examinations and consequently do not anticipate any material impact upon their ultimate resolution.

Our estimates of income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note J to our consolidated financial statements and reflect our assessment of actual future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and probability of these estimates. Actual income taxes could vary from these estimates due to future changes in income tax law or results from the final review of our tax returns by federal, state or foreign tax authorities.

We have considered these potential changes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which requires us to record reserves for estimates of probable settlements of federal and state audits.

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
Chief Financial Officer

/s/ Herbert W. Hill, Jr.
Senior Vice President/Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Clear Channel Outdoor Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Clear Channel Outdoor Holdings, Inc. (Holdings) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the period from July 31, 2008 through December 31, 2008, the period from January 1, 2008 through July 30, 2008, and each of the two years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index as Item 15(a)2. These financial statements and schedule are the responsibility of Holdings’ management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holdings at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the period from July 31, 2008 through December 31, 2008, the period from January 1, 2008 through July 30, 2008, and each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note J to the consolidated financial statements, in 2007 Holdings changed its method of accounting for income taxes, and as discussed in Note A to the consolidated financial statements, in 2006 Holdings changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Holdings’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Antonio, Texas

March 2, 2009

CONSOLIDATED BALANCE SHEETS

ASSETS

	As of December 31,
(In thousands)	2008 Post-Merger	2007 Pre-Merger
CURRENT ASSETS
Cash and cash equivalents	$94,812	$134,897
Accounts receivable, less allowance of $48,600 in 2008 and $29,741 in 2007	806,553	927,694
Due from Clear Channel Communications	431,641	265,448
Prepaid expenses	69,817	85,519
Other current assets	144,700	193,549
Income taxes receivable	7,129	—

Total Current Assets	1,554,652	1,607,107

PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	201,210	368,321
Structures	2,355,776	3,901,940
Furniture and other equipment	60,476	258,536
Construction in progress	85,791	74,553

	2,703,253	4,603,350
Less accumulated depreciation	116,533	2,359,242

	2,586,720	2,244,108

INTANGIBLE ASSETS
Definite-lived intangibles, net	1,000,485	254,487
Indefinite-lived intangibles – permits	1,529,068	251,095
Goodwill	1,180,141	1,162,589

OTHER ASSETS
Notes receivable	3,140	3,426
Investments in, and advances to, nonconsolidated affiliates	51,812	108,007
Deferred tax asset	—	186,167
Other assets	122,231	118,618
Other investments	22,512	—

Total Assets	$8,050,761	$5,935,604

See Notes to Consolidated Financial Statements

LIABILITIES AND SHAREHOLDERS’ EQUITY

	As of December 31,
(In thousands, except share data)	2008 Post-Merger	2007 Pre-Merger
CURRENT LIABILITIES
Accounts payable	$118,290	$138,290
Accrued expenses	494,250	536,022
Accrued interest	292	1,074
Accrued income taxes	—	33,154
Deferred income	109,511	121,558
Current portion of long-term debt	69,522	87,099
Deferred tax liabilities	—	4,095

Total Current Liabilities	791,865	921,292

Long-term debt	32,332	94,922
Debt with Clear Channel Communications	2,500,000	2,500,000
Other long-term liabilities	178,875	220,796
Deferred tax liability	1,003,866	—

Minority interest	211,813	215,864
Commitments and contingent liabilities (Note H)

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 150,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value, 750,000,000 shares authorized, 40,705,638 and 40,494,873 shares issued in 2008 and 2007, respectively	407	405
Class B common stock, $.01 par value, 600,000,000 shares authorized, 315,000,000 shares issued and outstanding	3,150	3,150
Additional paid-in capital	6,676,714	1,304,359
Retained earnings (deficit)	(3,018,637)	427,391
Accumulated other comprehensive income (loss)	(329,580)	247,478
Cost of shares (24,478 in 2008 and 1,857 in 2007) held in treasury	(44)	(53)

Total Shareholders’ Equity	3,332,010	1,982,730

Total Liabilities and Shareholders’ Equity	$8,050,761	$5,935,604

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Post-Merger	Pre-Merger
(In thousands, except per share data)	Period from July 31 through December 31, 2008	Period from January 1 through July 30, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Revenue	$1,327,224	$1,962,063	$3,281,836	$2,897,721
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	762,704	1,119,432	1,734,845	1,514,842
Selling, general and administrative expenses (excludes depreciation and amortization)	261,524	344,846	537,994	486,994
Depreciation and amortization	224,713	247,637	399,483	407,730
Corporate expenses (excludes depreciation and amortization)	31,681	39,364	66,080	65,542
Impairment charge	3,217,649	—	—	—
Other operating income—net	4,870	10,978	11,824	22,846

Operating income (loss)	(3,166,177)	221,762	555,258	445,459
Interest expense on debt with Clear Channel Communications	70,940	87,464	155,036	153,930
Interest expense	2,785	3,913	6,518	9,083
Interest income on Due from Clear Channel Communications	862	2,590	3,673	430
Loss on marketable securities	59,842	—	—	—
Equity in earnings (loss) of nonconsolidated affiliates	(2,109)	70,842	4,402	7,460
Other income (expense)—net	12,114	13,365	10,113	331

Income (loss)before income taxes and minority interest	(3,288,877)	217,182	411,892	290,667
Income tax (expense) benefit:
Current	3,045	(30,171)	(111,726)	(82,553)
Deferred	268,850	(21,405)	(34,915)	(39,527)

Income tax (expense) benefit	271,895	(51,576)	(146,641)	(122,080)
Minority interest income (expense), net of tax	(1,655)	1,948	(19,261)	(15,515)

Net income (loss)	(3,018,637)	167,554	245,990	153,072
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(329,597)	70,584	117,002	133,383
Foreign currency reclassification adjustment for sale of foreign subsidiary	—	2,588	—	—
Unrealized loss on marketable securities	(59,825)	(27,496)	—	—
Reclassification adjustment for realized loss on marketable securities included in net income (loss)	59,842	—	—	—

Comprehensive income (loss)	$(3,348,217)	$213,230	$362,992	$286,455

Net income (loss) per common share:
Basic	$(8.50)	$.47	$.69	$.43

Weighted average common shares outstanding—Basic	355,308	355,178	354,838	352,155

Diluted	$(8.50)	$.47	$.69	$.43

Weighted average common shares outstanding—Diluted	355,308	355,741	355,806	352,262

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share data)	Class A Common Shares Issued	Class B Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Pre-Merger
Balances at December 31, 2005	35,236,819	315,000,000	$3,502	$1,183,258	$20,205	$2,472	$—	$1,209,437
Common stock issued for a business acquisition	4,249,990		43	89,037				89,080
Net income					153,072			153,072
Currency translation adjustment and other						128,004		128,004
Exercise of stock options and other	78,382		1	1,488				1,489
Share-based payments				5,296				5,296

Balances at December 31, 2006	39,565,191	315,000,000	3,546	1,279,079	173,277	130,476	—	1,586,378
Cumulative effect of FIN 48 adoption					8,124			8,124
Common stock issued for a business acquisition	191,287		2	5,084				5,086
Net income					245,990			245,990
Currency translation adjustment and other						117,002		117,002
Exercise of stock options and other	738,395		7	10,826			(53)	10,780
Share-based payments				9,370				9,370

Balances at December 31, 2007	40,494,873	315,000,000	3,555	1,304,359	427,391	247,478	(53)	1,982,730
Net income					167,554			167,554
Currency translation adjustment and other						70,584		70,584
Exercise of stock options and other	218,164		2	4,259			(265)	3,996
Share-based payments				6,506				6,506
Foreign currency reclassification adjustment for sale of a foreign subsidiary						2,588		2,588
Unrealized loss on marketable securities						(27,496)		(27,496)

Balances at July 30, 2008	40,713,037	315,000,000	3,557	1,315,124	594,945	293,154	(318)	2,206,462

Post-Merger
Push-down accounting effects of Clear Channel Communications’ merger				5,357,409	(594,945)	(293,154)	318	4,469,628
Net loss					(3,018,637)			(3,018,637)
Currency translation adjustment and other						(329,597)		(329,597)
Exercise of stock options and other	(7,399)						(44)	(44)
Share-based payments				4,181				4,181
Reclassification adjustment for realized loss on marketable securities included in net loss						59,842		59,842
Unrealized loss on marketable securities						(59,825)		(59,825)

Balances at December 31, 2008	40,705,638	315,000,000	$3,557	$6,676,714	$(3,018,637)	$(329,580)	$(44)	$3,332,010

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Post-Merger	Pre-Merger
(In thousands)	Period from July 31 through December 31, 2008	Period from January 1 through July 30, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$(3,018,637)	$167,554	$245,990	$153,072

Reconciling Items:

Impairment charge	3,217,649	—	—	—
Depreciation	161,009	216,994	346,298	322,208
Amortization	63,704	30,643	53,185	85,522
Deferred taxes	(268,850)	21,405	34,915	39,527
Share-based compensation	4,181	6,506	9,370	5,296
Provision for doubtful accounts	24,268	8,588	10,525	8,571
(Gain) loss on sale of operating and fixed assets	(4,870)	(10,978)	(11,824)	(22,846)
Loss on marketable securities	59,842	—	—	—
Equity in (earnings) loss of nonconsolidated affiliates	2,109	(70,842)	(4,402)	(7,460)
Minority interest (income) expense – net	1,655	(1,948)	19,261	15,515
Increase (decrease) other, net	—	—	2,314	(6,137)

Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:

Decrease (increase) in accounts receivable	87,251	7,108	(137,341)	(101,340)
Decrease (increase) in prepaid expenses	25,644	(8,549)	5,737	(20,797)
Decrease (increase) in other current assets	52,125	(10,570)	1,247	(9,443)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(78,613)	(26,106)	93,383	65,381
Increase (decrease) in accrued interest	(1,012)	207	(2,535)	1,154
Increase (decrease) in deferred income	(48,435)	33,218	25,840	(2,493)
Increase (decrease) in accrued income taxes	(6,718)	(31,908)	2,467	12,811

Net cash provided by operating activities	272,302	331,322	694,430	538,541

	Post-Merger	Pre-Merger
	Period from July 31 through December 31, 2008	Period from January 1 through July 30, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Decrease (increase) in notes receivable, net	169	239	(234)	2,366
Decrease (increase) in investments in, and advances to nonconsolidated affiliates – net	(5,712)	7,646	962	7,292
Purchase of other investments	(26)	—	(659)	—
Purchases of property, plant and equipment	(159,213)	(199,122)	(275,690)	(233,882)
Proceeds from disposal of assets	2,917	38,630	17,321	15,451
Acquisition of operating assets, net of cash acquired	(11,677)	(84,821)	(69,059)	(242,418)
Decrease (increase) in other – net	(19,170)	4,296	(29,009)	(37,819)

Net cash used in investing activities	(192,712)	(233,132)	(356,368)	(489,010)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Draws on credit facilities	30,000	72,150	106,772	118,867
Payments on credit facilities	(660)	(157,774)	(76,614)	(100,076)
Proceeds from long-term debt	25,020	5,476	22,483	37,235
Payments on long-term debt	(37,145)	(4,662)	(66,290)	(115,694)
Net transfers (to) from Clear Channel Communications	(85,611)	(83,585)	(302,882)	4,327
Proceeds from exercise of stock options	—	4,261	10,780	2,176
Other, net	(46)	(264)	—	—

Net cash used in financing activities	(68,442)	(164,398)	(305,751)	(53,165)

Effect of exchange rate changes on cash	10,539	4,436	(2,809)	385

Net increase (decrease) in cash and cash equivalents	21,687	(61,772)	29,502	(3,249)

Cash and cash equivalents at beginning of year	73,125	134,897	105,395	108,644

Cash and cash equivalents at end of year	$94,812	$73,125	$134,897	$105,395

SUPPLEMENTAL DISCLOSURE:
Cash paid during the year for interest	$75,616	$92,326	$165,730	$165,764
Cash paid during the year for income taxes	$19,651	$31,046	$43,003	$52,479

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Clear Channel Outdoor Holdings, Inc. (the “Company”) is an outdoor advertising company which owns or operates advertising display faces domestically and internationally. On November 11, 2005, the Company became a publicly traded company through an initial public offering (“IPO”), in which 10%, or 35.0 million shares, of the Company’s Class A common stock was sold. Prior to the IPO, the Company was a wholly-owned subsidiary of Clear Channel Communications, Inc. (“Clear Channel Communications”), a diversified media company with operations in radio broadcasting and outdoor advertising. Clear Channel Communications holds all of the 315.0 million Class B shares of common stock outstanding, representing approximately 89% of the shares outstanding and approximately 99% of the voting power. The holders of Class A common stock and Class B common stock have identical rights, except holders of Class A common stock are entitled to 1 vote per share while holders of Class B common stock are entitled to 20 votes per share. The Class B shares of common stock are convertible, at the option of the holder at any time or upon any transfer, into shares of Class A common stock on a one-for-one basis, subject to certain limited exceptions.

Clear Channel Communications’ Merger

On July 30, 2008, Clear Channel Communications completed its merger with a subsidiary of CC Media Holdings, Inc. (“CC Media Holdings”), a company formed by a group of private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P.. Clear Channel Communications is now owned indirectly by CC Media Holdings. The purchase price was approximately $23.0 billion, including $94.0 million in capitalized transaction costs. The merger was accounted for as a purchase business combination in conformity with Statement of Financial Accounting Standards No. 141, Business Combinations (“Statement 141”), and Emerging Issues Task Force (“EITF”) Issue 88-16, Basis in Leveraged Buyout Transactions (“EITF 88-16”). Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances (“SAB 54”), requires the application of push down accounting in situations where the ownership of an entity has changed. As a result, the post-merger financial statements of the Company reflect the new basis of accounting. Accordingly, the financial statements as of December 31, 2008 reflect Clear Channel Communications’ preliminary estimated fair value basis resulting from the merger that has been pushed down to the Company. A portion of the consideration paid by Clear Channel Communications has been preliminarily allocated to the assets and liabilities acquired at their respective fair values at July 30, 2008. The remaining portion was recorded at the continuing shareholders basis, due to the fact that certain shares of Clear Channel Communications’ were exchanged for shares of CC Media Holdings’ Class A common stock. Excess consideration after this preliminary allocation was recorded as goodwill. Clear Channel Communications has preliminarily estimated the fair value of the acquired assets and liabilities as of the merger date utilizing information available at the time the financial statements were prepared. These preliminary estimates are subject to refinement until all pertinent information is obtained. Clear Channel Communications is currently in the process of obtaining third-party valuations of certain of the acquired assets and liabilities in order to finalize the allocation of the purchase price. Clear Channel Communications will complete its purchase price allocation in 2009 and the final allocation of the purchase price may be different than the initial allocation.

Liquidity and Asset Impairments

The Company’s primary source of liquidity is cash flow from operations, which has been adversely affected by the global economic slowdown. The risks associated with the Company’s businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. The current global economic slowdown has resulted in a decline in advertising and marketing services among the Company’s customers, resulting in a decline in its advertising revenues across its businesses. This reduction in advertising revenues has had an adverse effect on the Company’s revenue, profit margins, cash flow and liquidity, particularly during the second half of 2008. The continuation of the global economic slowdown may continue to adversely impact the Company’s revenue, profit margins, cash flow and liquidity.

In January 2009, in response to the deterioration in general economic conditions and the resulting negative impact on the Company’s and CC Media Holdings’ business, CC Media Holdings commenced a restructuring program targeting a reduction of fixed costs by approximately $350 million on an annualized basis. As part of the program, CC Media Holdings eliminated approximately 1,850 full-time positions representing approximately 9% of total workforce. The program is expected to result in restructuring and other non-recurring charges of approximately $200 million, although additional costs may be incurred as the program evolves. It is estimated that approximately 40% of the anticipated cost savings and related charges will be attributable to the Company. The cost savings initiatives are expected to be fully implemented by the end of the first quarter of 2010. No assurance can be given that the restructuring program will be successful or will achieve the anticipated cost savings in the timeframe expected or at all.

Based on the Company’s current and anticipated levels of operations and conditions in its markets, it believes that cash on hand, cash flows from operations and borrowing under the cash management note with Clear Channel Communications will enable it to meet its working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. In addition, the Company expects to be in compliance with the covenants governing its indebtedness in 2009. Furthermore, in its Annual Report on Form 10-K filed with the SEC on March 2, 2009, CC Media Holdings stated that it expects to be in compliance with its covenants governing its indebtedness in 2009. However, the Company’s and CC Media Holdings’ anticipated results are subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants. See further discussion in Note G regarding debt covenants.

The Company’s ability to fund its working capital needs, debt service and other obligations, however, depends on its future operating performance and cash flow and Clear Channel Communications’ ability to meet its obligations with respect to the “Due from Clear Channel Communications” account and to lend under the cash management note, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond the Company’s and Clear Channel Communications’ control. If our future operating performance does not meet the Company’s expectations or its plans materially change in an adverse manner or prove to be materially inaccurate, the Company may need additional financing. Continuing adverse securities and credit market conditions could significantly affect the availability of credit. In addition, the $2.5 billion note and Master Agreement with Clear Channel Communications include restrictive covenants that, among other things, restrict the Company’s ability to incur additional indebtedness.

The Company performed an interim impairment test on its indefinite-lived intangible assets as of December 31, 2008 as a result of the current global economic slowdown and its negative impact on the Company’s business. The estimated fair value of the Company’s permits was below their carrying values, which resulted in a non-cash impairment charge of $722.6 million. As discussed, the United States and global economies are undergoing a period of economic uncertainty, which has caused, among other things, a general tightening in the credit markets, limited access to the credit market, lower levels of liquidity and lower consumer and business spending. These disruptions in the credit and financial markets and the continuing impact of adverse economic, financial and industry conditions on the demand for advertising negatively impacted the key assumptions in the discounted cash flow models used to value permits.

Format of Presentation

The Company also performed an interim goodwill impairment test as of December 31, 2008. The estimated fair value of the reporting units was below their carrying values, which required the Company to compare the implied fair value of each reporting units’ goodwill with its carrying value. As a result, the Company recognized a non-cash impairment charge of $2.5 billion to reduce goodwill. The macroeconomic factors discussed above had an adverse effect on the estimated cash flows and discount rates used in the discounted cash flow model.

The accompanying consolidated financial statements are presented for two periods: post-merger and pre-merger. Preliminary purchase accounting adjustments pursuant to the aforementioned standards were pushed down to the opening balance sheet of the Company on July 31, 2008 as the merger occurred at the close of business on July 30, 2008. The merger resulted in a new basis of accounting beginning on July 31, 2008 and the financial reporting periods are presented as follows:

•

The period from July 31 through December 31, 2008 includes the post-merger period of the Company, reflecting the preliminary purchase accounting adjustments related to the merger that were pushed down to the Company.

•	The period from January 1 through July 30, 2008 includes the pre-merger period of the Company.

•

The 2007 and 2006 periods presented are pre-merger. The consolidated financial statements for all pre-merger periods were prepared using the historical basis of accounting for the Company. As a result of the merger and the associated preliminary purchase accounting, the consolidated financial statements of the post-merger periods are not comparable to periods preceding the merger.

Summary of Preliminary Purchase Accounting Adjustments

The following is a summary of the preliminary fair value adjustments pushed down to the Company:

(In millions)	Preliminary	Adjustments	Adjusted
Property, plant and equipment	$615	$(4)	$611
Definite-lived intangibles, net	377	300	677
Indefinite-lived intangibles – permits	2,938	(942)	1,996
Goodwill	2,207	362	2,569
Investments in, and advances to, nonconsolidated affiliates	—	4	4
Other assets	35	(11)	24
Deferred tax liability	(1,683)	258	(1,425)
Other long-term liabilities	15	(1)	14

Total	$4,504	$(34)	$4,470

Agreements with Clear Channel Communications

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

Clear Channel Communications’ Revolving Credit Facility

In conjunction with the merger, Clear Channel Communications’ $1.75 billion revolving credit facility, including the $150.0 million sub-limit, was terminated. The facility was replaced with a $2.0 billion revolving credit facility with a maturity in July 2014, which includes a $150.0 million sub-limit that certain of the Company’s International subsidiaries may borrow against to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. On February 6, 2009, Clear Channel Communications borrowed the remaining availability under its $2.0 billion revolving credit facility, including the remaining availability under the $150.0 million sub-limit. The obligations of these International subsidiaries that are borrowers under the revolving credit facility are guaranteed by certain of the Company’s material wholly-owned subsidiaries, and secured by substantially all assets of such borrowers and guarantors, subject to permitted liens and other exceptions.

Nature of Business

The Company operates in the outdoor advertising industry by selling advertising on billboards, street furniture displays, transit displays and other advertising displays. The Company has two reportable business segments: Americas and International. The Americas segment primarily includes operations in the United States, Canada and Latin America; and the International segment includes operations in Asia, Australia and Europe.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts have been eliminated in consolidation. Investments in nonconsolidated affiliates are accounted for using the equity method of accounting.

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

Purchase Accounting

The Company accounts for its business acquisitions under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying identifiable net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. Various acquisition agreements may include contingent purchase consideration based on performance requirements of the investee. The Company accrues these payments under the guidance in EITF issue 95-8: Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, after the contingencies have been resolved.

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

The Company tests for possible impairment of property, plant, and equipment whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner the asset is intended to be used indicate the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the estimated undiscounted future cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded in depreciation and amortization expense in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows.

Intangible Assets

The Company classifies intangible assets as definite-lived, indefinite-lived, or goodwill. Definite-lived intangibles include primarily transit and street furniture contracts, site leases and other contractual rights, all of which are amortized over the shorter or either the respective lives of the agreements or over the period of time the assets are expected to contribute to the Company’s future cash flows. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived assets. These assets are stated at cost. The Company’s indefinite-lived intangibles include billboard permits in its Americas segment. The excess cost over fair value of net assets acquired is classified as goodwill. The indefinite-lived intangibles and goodwill are not subject to amortization, but are tested for impairment at least annually.

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

The Company performs its annual impairment test for its permits using a direct valuation technique as prescribed by the EITF Topic D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill (“D-108”). Certain assumptions are used under the Company’s direct valuation technique, including market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up cost and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. The Company utilizes Mesirow Financial Consulting, LLC, a third party valuation firm, to assist the Company in the development of these assumptions and the Company’s determination of the fair value of its permits.

As previously discussed, the Company performed an interim impairment test as of December 31, 2008, which resulted in a non-cash impairment charge of $722.6 million on its indefinite-lived permits.

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

Each of the Company’s reporting units is valued using a discounted cash flow model which requires estimating future cash flows expected to be generated from the reporting unit, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. Assessing the recoverability of goodwill requires the Company to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on its budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. The Company utilizes Mesirow Financial Consulting LLC, a third party valuation firm, to assist the Company in the development of these assumptions and the Company’s determination of the fair value of its reporting units.

As previously discussed, the Company performed an interim impairment test as of December 31, 2008 and recognized a non-cash impairment charge of $2.5 billion to reduce its goodwill.

Other Investments

Other investments are composed of available- for-sale equity securities carried at fair value based on quoted market prices. The net unrealized gains or losses on the available-for-sale securities, net of tax, are reported as a separate component of shareholders’ equity. The Company periodically reviews the value of available-for-sale securities and records impairment charges in the statement of operations for any decline in value that is determined to be other-than-temporary. The average cost method is used to compute the realized gains and losses on sales of equity securities.

The Company assessed the value of its available-for-sale securities at December 31, 2008. After this assessment, the Company concluded that an other-than-temporary impairment existed and recorded a $59.8 million impairment charge on the statement of operations in “Loss on marketable securities.”

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

Financial Instruments

Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at December 31, 2008 and 2007. Additionally, as predominantly all of the Company’s debt is not publicly traded, the carrying amounts of long-term debt approximated their fair values at December 31, 2008 and 2007.

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

Advertising Expense

The Company records advertising expense as it is incurred. Advertising expenses of $9.2 million were recorded during the pre-merger period from January 1, 2008 through July 30, 2008. Advertising expenses of $6.7 million were recorded during the post-merger period from July 31, 2008 through December 31, 2008. Advertising expenses of $14.8 million and $10.4 million were recorded during the years ended December 31, 2007 and 2006, respectively, as a component of selling, general and administrative expenses.

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

Recent Accounting Pronouncements

FAS 141(R), Business Combinations (“Statement 141(R)”), was issued in December 2007. Statement 141(R) requires that upon initially obtaining control, an acquirer will recognize 100% of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. Statement 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. Statement 141(R) amends Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. Statement 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The Company will adopt Statement 141(R) on January 1, 2009. Statement 141(R)’s impact on accounting for business combinations is dependent upon the nature of future acquisitions.

FAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“Statement 160”), was issued in December 2007. Statement 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under Statement 160 noncontrolling interests are considered equity and should be reported as an element of consolidated equity, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests, and increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. Statement 160 is effective for the first annual reporting period beginning on or after December 15, 2008, and earlier application is prohibited. Statement 160 is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. The Company will adopt Statement 160 on January 1, 2009 which will result in a reclassification of approximately $211.8 million of noncontrolling interests to shareholders’ equity.

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under Statement 142. FSP FAS 142-3 removes an entity’s requirement under paragraph 11 of Statement 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions. It is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and early adoption is prohibited. The Company will adopt FSP FAS 142-3 on January 1, 2009. FSP FAS 142-3’s impact is dependent upon future acquisitions.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. Guidance is also provided on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. This FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and early adoption is prohibited. The Company will adopt FSP EITF 03-6-1 on January 1, 2009. The Company has not yet determined the impact FSP EITF 03-6-1 will have on its earnings per share.

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

The Company holds available-for-sale marketable equity securities classified in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“Statement 115”). These marketable equity securities are measured at fair value on each reporting date using quoted prices in active markets. Due to the fact that the inputs used to measure the marketable equity securities at fair value are observable, the Company has categorized the fair value measurements of the securities as Level 1. The fair value of these securities at December 31, 2008 was $22.5 million. See further discussion of these securities at Note E.

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

NOTE B — INTANGIBLE ASSETS AND GOODWILL

Definite-lived Intangibles

The Company has definite-lived intangible assets which consist primarily of transit and street furniture contracts, site leases and other contractual rights, with an estimated 6 year weighted average useful life at the time of Clear Channel Communications’ merger. Definite-lived intangible assets are amortized on a straight-line basis over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at December 31, 2008 and 2007:

	Post-Merger 2008		Pre-Merger 2007
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture, and other contractual rights	$883,130	$49,818	$867,283	$613,897
Other	169,007	1,834	10,719	9,618

Total	$1,052,137	$51,652	$878,002	$623,515

Total amortization expense from definite-lived intangible assets for the pre-merger period from January 1, 2008 through July 30, 2008 was $30.6 million. Total amortization expense for the post-merger period from July 31, 2008 through December 31, 2008 was $63.7 million. Total amortization expense for the pre-merger years ended December 31, 2007 and 2006 was $53.2 million and $85.5 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2009	$130,883
2010	115,624
2011	106,098
2012	95,460
2013	83,984

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

The Company does not amortize its billboard permits. The Company tests these indefinite-lived intangible assets for impairment at least annually using a direct valuation method. This direct valuation method assumes that rather than acquiring indefinite-lived intangible assets as a part of a going concern business, the buyer hypothetically obtains indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flows model which results in value that is directly attributable to the indefinite-lived intangible assets.

Under the direct valuation method, the Company aggregates its indefinite-lived intangible assets at the market level for purposes of impairment testing as prescribed by EITF 02-07, Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets. The Company’s key assumptions using the direct valuation method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry normalized information.

The carrying amounts for billboard permits at December 31, 2008 (post-merger) and December 31, 2007 (pre-merger) were $1.5 billion and $251.1 million, respectively. As a result of Clear Channel Communications’ merger and the related preliminary push-down accounting, the Company recorded a fair value adjustment related to billboard permits of $2.0 billion at the time of the merger.

The Company performed an interim impairment test as of December 31, 2008. As a result, the Company recognized a non-cash impairment charge of $722.6 million on its indefinite-lived permits. The United States and global economies are undergoing a period of economic uncertainty, which has caused, among other things, a general tightening in the credit markets, limited access to the credit markets, lower levels of liquidity and lower consumer and business spending. These disruptions in the credit and financial markets and the continuing impact of adverse economic, financial and industry conditions on the demand for advertising negatively impacted the key assumptions in the discounted cash flow models used to value our permits.

Goodwill

The Company tests goodwill for impairment using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The Company’s reporting unit for Americas is the reportable segment. The Company determined that each country in its International segment constitutes a reporting unit. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the years ended December 31, 2008 and 2007:

(In thousands)	Americas	International	Total
Pre-Merger
Balance as of December 31, 2006	$667,297	$425,630	$1,092,927
Acquisitions	20,361	13,733	34,094
Foreign currency translation	78	35,430	35,508
Adjustments	600	(540)	60

Balance as of December 31, 2007	688,336	474,253	1,162,589
Acquisitions	—	12,341	12,341
Foreign currency translation	(293)	28,596	28,303
Adjustments	(970)	—	(970)

Balance as of July 30,2008	687,073	515,190	1,202,263

Post-Merger
Preliminary fair value adjustment resulting from push-down accounting	2,118,707	88,522	2,207,229
Net adjustments to push-down accounting	438,025	(76,116)	361,909
Dispositions	—	(542)	(542)
Foreign currency translation	(29,605)	(63,519)	(93,124)
Impairment	(2,321,602)	(173,435)	(2,495,037)
Adjustments	—	(2,557)	(2,557)

Balance as of December 31, 2008	$892,598	$287,543	$1,180,141

$622.2 million of the goodwill recorded pursuant to Clear Channel Communications’ merger is expected to be deductible for tax purposes.

The Company performed an interim impairment test as of December 31, 2008. The estimated fair value of the Company’s reporting units was below their carrying values, which required it to compare the implied fair value of each reporting units’ goodwill with its carrying value. As a result, the Company recognized a non-cash impairment charge of $2.5 billion to reduce its goodwill. The macroeconomic factors discussed above had an adverse effect on the estimated cash flows and discount rates used in the discounted cash flow model.

NOTE C — BUSINESS ACQUISITIONS

2008 Acquisitions:

During the year ended December 31, 2008, the Company’s Americas segment paid $55.1 million for the acquisition of advertising structures and the final earnout payments for Interspace Airport Advertising, which the Company acquired in July 2006. The Company’s International segment paid $41.4 million primarily related to the acquisition of additional equity interests in outdoor companies and the acquisition of advertising structures.

2007 Acquisitions:

During 2007, the Company’s Americas segment paid $39.5 million in cash, primarily to acquire display faces in the United States. In addition, the Company’s International segment paid $29.6 million, which includes the acquisition of an outdoor advertising business in Romania, additional equity interests in outdoor companies and the acquisition of advertising structures.

2006 Acquisitions:

The Company completed the acquisition of Interspace on July 1, 2006. The acquisition was valued at approximately $207.5 million based on the Company’s common shares issued of $94.2 million, the net cash consideration paid of $88.2 million, which includes subsequent earnouts and working capital settlements, and $25.1 million in earnouts paid in 2008.

In addition to the Interspace acquisition, during 2006 the Company’s Americas segment acquired display faces for $55.4 million in cash. The Company exchanged assets in one of its Americas markets for assets located in a different market and recognized a gain of $13.2 million in “Other operating income — net.” In addition, the Company’s International segment acquired display faces and additional equity interests in outdoor companies for $105.7 million, including the acquisition of an outdoor advertising business in the United Kingdom.

Acquisition Summary

The following is a summary of the assets and liabilities acquired and the consideration given for all acquisitions made during 2008 and 2007. Due to the timing of certain acquisitions, the purchase price allocation is preliminary pending completion of third-party appraisals and other fair value analysis of assets and liabilities.

(In thousands)	Post-Merger 2008	Pre-Merger 2007
Cash	$112	$—
Accounts receivable	104	—
Property, plant and equipment	17,468	29,654
Permits	8,065	13,634
Definite-lived intangibles	42,941	3,014
Goodwill	8,814	34,094
Other assets	8,585	1,453

	86,089	81,849

Other liabilities	(9,101)	(11,347)
Minority interests	7,865	101
Deferred tax	(6,696)	(1,544)

	(7,932)	(12,790)

Plus accrued earnout paid	25,053	—
Less fair value of assets exchanged	(6,600)	—

Total cash consideration	96,610	69,059
Less cash received	(112)	—

Net cash paid for acquisitions	$96,498	$69,059

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

NOTE D — RESTRUCTURING

The following table summarizes the activities during 2007 and 2006 related to the Company’s restructuring accruals. The activity during 2008 and the remaining accrual as of December 31, 2008 were immaterial.

(In thousands)	Pre-Merger 2007	Pre-Merger 2006
Balance at January 1	$12,537	$23,221
Estimated costs charged to restructuring accrual	—	—
Adjustments to restructuring accrual	42	1,826
Payments charged against restructuring accrual	(10,134)	(12,510)

Balance at December 31	$2,445	$12,537

In the third quarter of 2005, the Company’s International segment restructured its operations in France. As a result, the Company recorded $26.6 million in restructuring costs as a component of selling, general and administrative expenses; $22.5 million was related to severance costs and $4.1 million was related to other costs. At December 31, 2008, the remaining accrual was immaterial.

The Company has a restructuring liability related to Clear Channel Communications’ merger with Ackerley in June 2002. At December 31, 2008, the remaining accrual was immaterial.

NOTE E — INVESTMENTS

The Company’s most significant investments in nonconsolidated affiliates are listed below:

Clear Channel Independent

The Company owned a 50% interest in Clear Channel Independent (“CCI”), formerly known as Corp Comm, a South African outdoor advertising company. In the first quarter of 2008, the Company sold its 50% interest in CCI and recognized a gain of $75.6 million in “Equity in earnings of nonconsolidated affiliates” based on the fair value of the equity securities received in the pre-merger period ended July 30, 2008. The equity securities received are classified as available-for-sale and recorded as “Other investments” on the consolidated balance sheet.

Alessi

The Company owns a 34.3% interest in Alessi, an Italian outdoor advertising company.

Summarized Financial Information

The following table summarizes the Company’s investments in nonconsolidated affiliates:

(In thousands)	CCI	Alessi	All Others	Total
Pre-Merger
Balance as of December 31, 2007	$54,211	$27,479	$26,317	$108,007
Acquisition (disposition) of investments	(116,789)	—	(788)	(117,577)
Equity in net earnings (loss)	77,615	(8,853)	2,080	70,842
Other, net	(9,286)	4,506	(5,281)	(10,061)
Foreign currency translation adjustments	(5,751)	1,921	538	(3,292)

Balance as of July 30, 2008	—	25,053	22,866	47,919

Post-Merger
Fair value adjustment resulting from preliminary push-down accounting	—	—	3,797	3,797
Acquisition (disposition) of investments	—	—	500	500
Equity in net earnings (loss)	—	(333)	(1,776)	(2,109)
Other, net	—	—	6,475	6,475
Foreign currency translation adjustments	—	(2,733)	(2,037)	(4,770)

Balance as of December 31, 2008	$—	$21,987	$29,825	$51,812

The investments in the table above are not consolidated, but are accounted for under the equity method of accounting, whereby the Company records its investments in these entities in the balance sheet as “Investments in, and advances to, nonconsolidated affiliates.” The Company’s interests in their operations are recorded in the statement of operations as “Equity in earnings of nonconsolidated affiliates.” The accumulated undistributed loss included in retained earnings for these investments was $1.3 million as of December 31, 2008. The accumulated undistributed earnings included in retained earnings for these investments were $10.1 million and $7.3 million as of December 31, 2007 and 2006, respectively.

Other Investments

Other investments of $22.5 million at December 31, 2008 represent marketable equity securities.

(In thousands) Investments	Fair Value	Cost
2008
Available-for sale	$22,512	$22,512

The fair value of certain of the Company’s available-for-sale securities was below their cost each month subsequent to the closing of Clear Channel Communications’ merger. As a result, the Company considered the guidance in SEC Staff Accounting Bulletin Topic 5M and reviewed the length of the time and the extent to which the market value was less than cost and the financial condition and near-term prospects of the issuer. After this assessment, the Company concluded that the impairment was other than temporary and recorded a $59.8 million impairment charge on the statement of operations in “Loss on marketable securities”.

NOTE F — ASSET RETIREMENT OBLIGATION

The Company has an asset retirement obligation of $55.6 million and $70.5 million as of December 31, 2008 and 2007, respectively, which is reported in “Other long-term liabilities.” The liability relates to the Company’s obligation to dismantle and remove its advertising displays from leased land and to reclaim the site to its original condition upon the termination or non-renewal of a lease. The liability is capitalized as part of the related long-lived assets’ carrying value. Due to the high rate of lease renewals over a long period of time, the calculation assumes all related assets will be removed at some period over the next 50 years. An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk adjusted credit rate for the same period.

The following table presents the activity related to the Company’s asset retirement obligation:

(In thousands)
Pre-Merger
Balance at January 1, 2007	$59,280
Adjustment due to change in estimate of related costs	8,958
Accretion of liability	4,236
Liabilities settled	(1,977)

Balance at December 31, 2007	70,497
Adjustment due to change in estimate of related costs	1,853
Accretion of liability	3,084
Liabilities settled	(2,558)

Balance at July 30, 2008	72,876

Post-Merger
Fair value adjustment resulting from preliminary push-down accounting	(13,598)
Adjustment due to change in estimate of related costs	(3,123)
Accretion of liability	2,233
Liabilities settled	(2,796)

Balance at December 31, 2008	$55,592

NOTE G — LONG-TERM DEBT

Long-term debt at December 31, 2008 and 2007 consisted of the following:

	December 31,
(In thousands)	2008 Post-Merger	2007 Pre-Merger
Debt with Clear Channel Communications	$2,500,000	$2,500,000
Bank credit facility ($150.0 million sub-limit within Clear Channel Communications’ $2.0 billion facility)	30,000	—
Bank credit facility ($150.0 million sub-limit within Clear Channel Communications’ $1.75 billion facility)	—	80,000
Other debt	71,854	102,021

	2,601,854	2,682,021
Less: current portion	69,522	87,099

Total long-term debt	$2,532,332	$2,594,922

Debt with Clear Channel Communications

The Company has a note in the original principal amount of $2.5 billion to Clear Channel Communications which matures on August 2, 2010, may be prepaid in whole at any time, or in part from time to time. The note accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. This note is mandatorily payable upon a change of control of the Company (as defined in the note) and, subject to certain exceptions, all net proceeds from debt or equity raised by the Company must be used to prepay such note. At December 31, 2008, the interest rate on the $2.5 billion note was 6.0%.

Bank Credit Facility

In connection with their merger, Clear Channel Communications entered into a multi-currency revolving credit facility with a maturity in July 2014 in the amount of $2.0 billion. Certain of the Company’s International subsidiaries may borrow under a $150.0 million sub-limit within this $2.0 billion credit facility, to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. This sub-limit allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provide funds to the Company’s International operations for certain working capital needs. The obligations of these International subsidiaries that are borrowers under the revolving credit facility are guaranteed by certain of the Company’s material wholly-owned subsidiaries, and secured by substantially all assets of such borrowers and guarantors, subject to permitted liens and other exceptions. The interest rate is based upon LIBOR or, for Euro denominated borrowings, EURIBOR, plus, in each case, a margin. At December 31, 2008, the interest rate on this bank credit facility was 4.6%. At December 31, 2008, the outstanding balance on the $150.0 million sub-limit was $30.0 million, with the entire balance to be repaid on July 30, 2014. On February 6, 2009, Clear Channel Communications borrowed the remaining availability under its $2.0 billion revolving credit facility, including the remaining availability under the $150.0 million sub-limit.

In conjunction with the merger, Clear Channel Communications’ $1.75 billion revolving credit facility, including the $150.0 million sub-limit, was terminated.

Debt Covenants

The $2.5 billion note requires the Company to comply with various negative covenants, including restrictions on the following activities: incurring consolidated funded indebtedness (as defined in the note), excluding intercompany indebtedness, in a principal amount in excess of $400.0 million at any one time outstanding; creating liens; making investments; entering into sale and leaseback transactions (as defined in the note), which when aggregated with consolidated funded indebtedness secured by liens, will not exceed an amount equal to 10% of the Company’s total consolidated shareholders’ equity (as defined in the note) as shown on its most recently reported annual audited consolidated balance sheet; disposing of all or substantially all of the Company’s assets; entering into mergers and consolidations; declaring or making dividends or other distributions; repurchasing its equity; and entering into transactions with its affiliates.

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

The significant covenant contained in Clear Channel Communications’ $2.0 billion revolving credit facility requires it to comply on a quarterly basis with a maximum consolidated senior secured net debt to adjusted EBITDA ratio (as defined by the credit facility). This financial covenant becomes effective on March 31, 2009 (maximum of 9.5:1) and will become more restrictive over time beginning in the second quarter of 2013. In its Annual Report on Form 10-K filed with the SEC on March 2, 2009, CC Media Holdings stated that its secured leverage, defined as secured debt, net of cash, divided by the trailing 12-month consolidated EBITDA, as defined by the credit facility, was 6.4:1 at December 31, 2008.

There are no significant covenants or events of default contained in the cash management note issued by Clear Channel Communications to the Company or the cash management note issued by the Company to Clear Channel Communications.

At December 31, 2008, the Company was in compliance with all debt covenants. Furthermore, in its Annual Report on Form 10-K filed with the SEC on March 2, 2009, CC Media Holdings stated that as of December 31, 2008, it was in compliance with its debt covenants.

Other Debt

Other debt includes various borrowings and capital leases utilized for general operating purposes. Included in the $71.9 million balance at December 31, 2008 is $69.5 million that matures in less than one year.

Debt Maturities

Future maturities of long-term debt at December 31, 2008, are as follows:

(In thousands)
2009	$69,522
2010	2,500,806
2011	380
2012	410
2013	736
Thereafter	30,000

Total	$2,601,854

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

As of December 31, 2008, the Company’s future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year, and capital expenditure commitments consist of the following:

(In thousands)	Non-Cancelable Operating Leases	Non-Cancelable Contracts	Capital Expenditures
2009	$279,555	$403,685	$76,760
2010	240,545	328,863	44,776
2011	200,536	292,534	17,650
2012	169,564	248,090	4,666
2013	152,690	192,565	4,670
Thereafter	967,041	641,587	3,141

Total	$2,009,931	$2,107,324	$151,663

Rent expense charged to operations for the pre-merger period from January 1, 2008 through July 30, 2008 was $685.2 million. Total rent expense for the post-merger period from July 31, 2008 through December 31, 2008 was $476.8 million. Total rent expense for the pre-merger years ended December 31, 2007 and 2006 was $1.1 billion and $961.3 million, respectively.

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

Certain acquisition agreements include deferred consideration payments based on performance requirements by the seller, generally over a one to five year period. Contingent payments based on performance requirements by the seller typically involve the completion of a development or obtaining appropriate permits that enable the Company to construct additional advertising displays. At December 31, 2008, the Company believes its maximum aggregate contingency, which is subject to performance requirements by the seller, is approximately $35.0 million. As the contingencies have not been met or resolved as of December 31, 2008, these amounts are not recorded. If future payments are made, amounts will be recorded as additional purchase price.

The Company is a party to various put agreements that may require additional investments to be made by the Company in the future. The put values are contingent upon the financial performance of the investee and are typically based on the investee meeting certain EBITDA targets, as defined in the agreement. The Company will continue to accrue additional amounts related to such contingent payments if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, would not significantly impact the financial position or results of operations of the Company.

NOTE I — RELATED PARTY TRANSACTIONS

The Company records net amounts due to or from Clear Channel Communications as “Due from/to Clear Channel Communications” on the consolidated balance sheets. The accounts represent the revolving promissory note issued by the Company to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to the Company, in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances. The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand. Interest on the cash management note owed by the Company accrues on the daily net negative cash position based upon LIBOR plus a margin. Interest on the cash management note owed by Clear Channel Communications accrues interest on the daily net positive cash position based upon the average one-month generic treasury bill rate. Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, the Company maintains collection bank accounts swept daily into accounts of Clear Channel Communications. In return, Clear Channel Communications funds the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment. The Company’s claim in relation to cash transferred from its concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account. At December 31, 2008 (post-merger) and December 31, 2007 (pre-merger), the asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet was $431.6 million and $265.4 million, respectively. The net interest income for the pre-merger period from January 1, 2008 through July 30, 2008 was $2.6 million. The net interest income for the post-merger period from July 31, 2008 through December 31, 2008 was $0.9 million. The net interest income for the pre-merger years ended December 31, 2007 and 2006 was $3.7 million and $0.4 million, respectively. At December 31, 2008, the interest rate on the “Due from Clear Channel Communications” account was 0.02%, which represents the average one-month generic treasury bill rate as described above.

The Company has a note in the original principal amount of $2.5 billion to Clear Channel Communications which matures on August 2, 2010, and may be prepaid in whole at any time, or in part from time to time. This note accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. This note is mandatorily payable upon a change of control of the Company (as defined in the note) and, subject to certain exceptions, all net proceeds from debt or equity raised by the Company must be used to prepay such note. This note is further disclosed in Note G. At December 31, 2008, the interest rate on the $2.5 billion note was 6.0%.

Clear Channel Communications has a $2.0 billion multi-currency revolving credit facility with a maturity in July 2014 which includes a $150.0 million sub-limit that certain of the Company’s International subsidiaries may borrow against to the extent Clear Channel Communications has not already borrowed against this capacity and is compliance with its covenants under the credit facility. The obligations of these International subsidiaries that are borrowers under the revolving credit facility will be guaranteed by certain of the Company’s material wholly-owned subsidiaries, and secured by substantially all assets of such borrowers and guarantors, subject to permitted liens and other exceptions. The interest rate on outstanding balances under the new credit facility is equal to an applicable margin plus, at Clear Channel Communications’ option, either (i) a base rate determined by reference to the higher of (A) the prime lending rate publicly announced by the administrative agent and (B) the federal funds effective rate from time to time plus 0.50%, or (ii) a Eurocurrency rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margin percentage is 2.40% in the case of base rate loans, and 3.40% in the case of Eurocurrency rate loans, subject to adjustment based upon Clear Channel Communications’ leverage ratio. This note is further disclosed in Note G. At December 31, 2008, the interest rate on this bank credit facility was 4.6%. At December 31, 2008, the outstanding balance on the $150.0 million sub-limit was $30.0 million, with the entire balance to be paid on July 30, 2014. On February 6, 2009, Clear Channel Communications borrowed the remaining availability under its $2.0 billion revolving credit facility, including the remaining availability under the $150.0 million sub-limit.

The Company provides advertising space on its billboards for radio stations owned by Clear Channel Communications. For the pre-merger period from January 1, 2008 through July 30, 2008, the Company recorded $4.6 million in revenue for these advertisements. For the post-merger period from July 31, 2008 through December 31, 2008, the Company recorded $4.0 million in revenue for these advertisements. For the pre-merger years ended December 31, 2007 and 2006, the Company recorded $13.8 million and $10.6 million, respectively, in revenue for these advertisements.

Under the Corporate Services Agreement between Clear Channel Communications and the Company, Clear Channel Communications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services. These services are charged to the Company based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For the pre-merger period from January 1, 2008 through July 30, 2008, the Company recorded $14.2 million as a component of corporate expense for these services. For the post-merger period from July 31, 2008 through December 31, 2008, the Company recorded $13.9 million as a component of corporate expense for these services. For the pre-merger years ended December 31, 2007 and 2006, the Company recorded $20.3 million and $24.3 million, respectively, as a component of corporate expenses for these services.

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

Pursuant to the Employee Matters Agreement, the Company’s employees participate in Clear Channel Communications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan. These costs are recorded as a component of selling, general and administrative expenses and were approximately $6.7 million for the pre-merger period from January 1, 2008 through July 30, 2008 and $4.8 million for the post-merger period from July 31, 2008 through December 31, 2008. These costs were approximately $10.4 million and $9.3 million for the pre-merger years ended December 31, 2007 and 2006, respectively.

NOTE J — INCOME TAXES

The operations of the Company are included in a consolidated federal income tax return filed by Clear Channel Communications, Inc. However, for financial reporting purposes, the Company’s provision for income taxes has been computed on the basis that the Company files separate consolidated federal income tax returns with its subsidiaries.

Significant components of the provision for income tax expense (benefit) are as follows:

	Post-Merger	Pre-Merger
(In thousands)	Period from July 31 through December 31, 2008	Period from January 1 through July 30, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Current—federal	$(19,435)	$3,872	$61,460	$34,255
Current—foreign	15,359	24,327	42,984	40,056
Current—state	1,031	1,972	7,282	8,242

Total current	(3,045)	30,171	111,726	82,553
Deferred—federal	(229,556)	30,169	32,241	43,117
Deferred—foreign	(17,763)	(12,662)	(1,400)	(9,134)
Deferred—state	(21,531)	3,898	4,074	5,544

Total deferred	(268,850)	21,405	34,915	39,527

Income tax expense (benefit)	$(271,895)	$51,576	$146,641	$122,080

The current tax benefit recorded in the post-merger period of 2008 is the result of the Company’s ability to recover a limited amount of the Company’s prior period tax liabilities through certain net operating loss carrybacks. The decrease in current tax expense for the 2008 year when compared to 2007 is primarily the result of a decrease in “Income before income taxes and minority interest.” The change in deferred tax expense (benefit) recorded in 2008 compared to 2007 was primarily due to the $292.0 million of deferred tax benefit recorded in the post-merger period related to the impairment charges on tax deductible intangibles. This deferred tax benefit was partially offset by additional tax depreciation deductions as a result of the bonus depreciation provisions enacted as part of the Economic Stimulus Act of 2008.

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

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2008 and 2007 are as follows:

(In thousands)	Post-Merger 2008	Pre-Merger 2007
Deferred tax liabilities:
Intangibles and fixed assets	$931,708	$—
Foreign	87,653	991
Other investments/partnerships	374	—
Accrued expenses	—	656
Deferred income	—	5,769
Other	985	917

Total deferred tax liabilities	1,020,720	8,333

Deferred tax assets:
Intangibles and fixed assets	—	173,181
Accrued expenses	12,153	5,847
Equity in earnings	291	2,235
Deferred income	98	—
Net operating loss carryforwards	—	52
Bad debt reserves	9,236	3,225
Other	8,505	5,865

Total deferred tax assets	30,283	190,405

Net deferred tax (liabilities) assets	(990,437)	182,072
Less: current portion	13,429	(4,095)

Long-term net deferred tax (liabilities) assets	$(1,003,866)	$186,167

In the year ended December 31, 2008, the Company recorded approximately $1.4 billion in additional deferred tax liabilities associated with the applied purchase accounting adjustments resulting from the July 30, 2008 merger transaction. The additional deferred tax liabilities primarily relate to differences between the purchase accounting adjusted book basis and the historical tax basis of the Company’s intangible assets. During the post-merger period ended December 31, 2008, the Company recorded an impairment charge to its permits and tax deductible goodwill resulting in a decrease of approximately $292.0 million in recorded deferred tax liabilities.

At December 31, 2008 and 2007, net deferred tax assets include a deferred tax asset of $8.6 million and $5.6 million, respectively, relating to stock-based compensation expense under FAS 123(R). Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date. Accordingly, there can be no assurance that the stock price of the Company’s Common Stock will rise to levels sufficient to realize the entire tax benefit currently reflected in our balance sheet. See Note K for additional discussion of FAS 123(R).

The deferred tax liabilities associated with intangibles and fixed assets primarily relates to the difference in book and tax basis of acquired permits and tax deductible goodwill created from the Company’s various stock acquisitions. In accordance with Statement No. 142, the Company no longer amortizes its book basis in permits. As a result, this deferred tax liability will not reverse over time unless the Company recognizes future impairment charges related to its permits and tax deductible goodwill or sells its permits. As the Company continues to amortize its tax basis in its permits and tax deductible goodwill, the deferred tax liability will increase over time.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense (benefit) is:

	Post-Merger	Pre-Merger
(In thousands)	Period from July 31 through December 31, 2008	Period from January 1 through July 30, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Income tax expense at statutory rates	$(1,151,107)	$76,014	$144,162	$101,733
State income taxes, net of federal tax benefit	(20,500)	5,870	11,356	13,786
Foreign taxes	95,347	(29,667)	(8,791)	6,390
Nondeductible items	258	351	760	709
Tax contingencies	(946)	668	6,882	(891)
Impairment charge	803,920	—	—	—
Other, net	1,133	(1,658)	(7,728)	353

Income tax expense (benefit)	$(271,895)	$51,578	$146,641	$122,080

During the pre-merger period from January 1, 2008 to July 30, 2008, the Company recorded tax expense of $51.6 million which resulted in an effective tax rate of 23.8%. The decrease in the effective tax rate was primarily the result of the gain from the sale of the 50% interest in Clear Channel Independent which was structured as a tax free disposition, thereby resulting in no current tax expense for the period. During the post-merger period from July 31, 2008 to December 31, 2008, the Company recorded tax benefits of $271.9 million which resulted in an effective tax rate of 8.3%. The primary reason for the reduction in effective rate is the result of the impairment charge recorded in the period discussed in more detail in Note B. In addition, the Company did not record tax benefits on certain tax losses in its foreign operations due to the uncertainty of the ability to utilize those tax losses in the future.

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

The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense. The total amount of interest accrued at December 31, 2008 and 2007, was $5.1 million and $5.8 million, respectively. The total amount of unrecognized tax benefits and accrued interest and penalties at December 31, 2008 and 2007, was $53.5 million and $60.8 million, respectively, and is recorded in “Other long-term liabilities” on the Company’s consolidated balance sheet. Of this total, $53.5 million represents the amount of unrecognized tax benefits and accrued interest and penalties that, if recognized, would favorably affect the effective income tax rate in future periods.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Post-Merger	Pre-Merger
(In thousands)	Period from July 31 through December 31, 2008	Period from January 1 through July 30, 2008	Year Ended December 31, 2007
Balance beginning of period	$60,599	$55,026	$25,182
Increases due to tax positions taken in the current year	4,810	5,927	13,533
Increases due to tax positions taken in previous years	1,275	—	32,376
Decreases due to tax positions taken in previous years	(14,371)	(354)	(16,058)
Decreases due to settlements with taxing authorities	(556)	—	(7)
Decreases due to lapse of statute of limitations	(3,351)	—	—

Balance at end of period	$48,406	$60,599	$55,026

Pursuant to the Tax Matters Agreement between Clear Channel Communications and the Company, the operations of the Company are included in a consolidated federal income tax return filed by Clear Channel Communications. In addition, the Company and its subsidiaries file income tax returns in various state and foreign jurisdictions. During 2008, the Company favorably settled certain issues in foreign jurisdictions that resulted in the decrease in unrecognized tax benefits. In addition, as a result of the currency fluctuations during 2008, the balance of unrecognized tax benefits decreased approximately $12.0 million. The Company and Clear Channel Communications settled several federal tax positions for the tax years 1999 through 2004 with the IRS during the year ended December 31, 2007. As a result of this settlement and other state and foreign settlements, the Company reduced its balance of unrecognized tax benefits and accrued interest and penalties by $19.1 million. Of this amount, $0.4 million was recorded as a decrease to current tax expense and $18.7 million as adjustments to current and deferred tax payables. The IRS is currently auditing Clear Channel Communications’ and the Company’s 2005 and 2006 tax year. Substantially all material state, local and foreign income tax matters have been concluded for the years through 2000. The Company does not expect to resolve any material federal or state tax positions within the next 12 months.

NOTE K — SHAREHOLDERS’ EQUITY

Stock Options

The Company has granted options to purchase shares of its Class A common stock to employees and directors of the Company and its affiliates under its equity incentive plan at no less than the fair value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates. These options vest over a period of up to five years. The equity incentive plan contains anti-dilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization.

The Company accounts for its share-based payments using the fair value recognition provisions of Statement 123(R). The fair value of the options is estimated using a Black-Scholes option-pricing model and amortized straight-line to expense over the vesting period. Statement 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The excess tax benefit that is required to be classified as a financing cash inflow after adoption of Statement 123(R) is not material.

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

	Post-Merger	Pre-Merger
	Period from July 31 through December 31, 2008	Period from January 1 through July 30, 2008	Year Ended December 31 2007	Year Ended December 31, 2006
Expected volatility	n/a	27%	27%	27%
Expected life in years	n/a	5.5 – 7.0	5.0 – 7.0	5.0 – 7.5
Risk-free interest rate	n/a	3.24% – 3.38%	4.76% – 4.89%	4.58% – 5.08%
Dividend yield	n/a	0%	0%	0%

The share based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. The following table presents the amount of share based compensation recorded during the five months ended December 31, 2008, the seven months ended July 30, 2008 and the years ended December 31, 2007 and 2006:

	Post-Merger	Pre-Merger
(In thousands)	Period from July 31 through December 31, 2008	Period from January 1 through July 30, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Direct operating expenses	$3,038	$5,019	$6,951	$4,328
Selling, general and administrative expenses	771	1,804	2,682	1,683
Corporate expenses	372	585	538	88

Total share-based payments	$4,181	$7,408	$10,171	$6,099

The following table presents a summary of the Company’s stock options outstanding at and stock option activity during the year ended December 31, 2008 (“Price” reflects the weighted average exercise price per share):

(In thousands, except per share data)	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Pre-Merger
Outstanding, January 1, 2008	7,536	$23.08
Granted (a)	1,881	20.64
Exercised (b)	(233)	18.28
Forfeited	(346)	19.95
Expired	(548)	30.62

Outstanding, July 30, 2008	8,290	22.30

Post-Merger
Granted	—	n/a
Exercised	—	n/a
Forfeited	(49)	19.87
Expired	(528)	26.41

Outstanding, December 31, 2008	7,713	22.03	5.2 years	$—

Exercisable	2,979	24.28	2.4 years	—
Expect to vest	4,734	20.62	6.9 years	—

(a)	The weighted average grant date fair value of options granted during the pre-merger prior from January 1, 2008 through July 30, 2008 was $7.10. The weighted average grant date fair value of options granted during the pre-merger years ended December 31, 2007 and 2006 was $11.05 and $6.76, respectively.
(b)	Cash received from option exercises during the pre-merger period from January 1, 2008 through July 30, 2008, was $4.3 million. Cash received from option exercises during the pre-merger year ended December 31, 2007, was $10.8 million. The cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) is to be classified as financing cash flows. The excess tax benefit that is required to be classified as a financing cash inflow is not material. The total intrinsic value of options exercised during the pre-merger period from January 1, 2008 through July 30, 2008, was $0.7 million. The total intrinsic value of options exercised during the pre-merger years ended December 31, 2007 and 2006, was $2.0 million and $0.3 million, respectively.

A summary of the Company’s nonvested options at and changes during the year ended December 31, 2008, is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Pre-Merger
Nonvested, January 1, 2008	4,622	$7.01
Granted	1,881	7.10
Vested (a)	(978)	5.81
Forfeited	(346)	7.01

Nonvested, July 31, 2008	5,179	7.28

Post-Merger
Granted	—	n/a
Vested (a)	(396)	5.81
Forfeited	(49)	7.17

Nonvested, December 31, 2008	4,734	7.40

(a)	The total fair value of options vested during the pre-merger period from January 1, 2008 through July 30, 2008 was $5.7 million. The total fair value of options vested during the post-merger period from July 31 through December 31, 2008 was $2.3 million. The total fair value of options vested during the pre-merger years ended December 31, 2007 and 2006, was $2.0 million and $1.6 million, respectively.

Restricted Stock Awards

The Company also grants restricted stock awards to employees and directors of the Company and its affiliates under its equity incentive plan. These common shares hold a legend which restricts their transferability for a term of up to five years and are forfeited, except in certain circumstances, in the event the employee terminates his or her employment or relationship with the Company prior to the lapse of the restriction.

The following table presents a summary of the Company’s restricted stock outstanding at and restricted stock activity during the year ended December 31, 2008 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Pre-Merger
Outstanding, January 1, 2008	491	$24.57
Granted	—	n/a
Vested (restriction lapsed)	(72)	29.03
Forfeited	(15)	25.77

Outstanding, July 30, 2008	404	23.76

Post-Merger
Granted	—	n/a
Vested (restriction lapsed)	(46)	18.00
Forfeited	(7)	21.34

Outstanding, December 31, 2008	351	24.54

Unrecognized share-based compensation cost

As of December 31, 2008, there was $21.2 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately three years.

Reconciliation of Earnings (Loss) per Share

	Post-Merger	Pre-Merger
(In thousands, except per share data)	Period from July 31 through December 31, 2008	Period from January 1 through July 30, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
NUMERATOR:
Net income (loss)	$(3,018,637)	$167,554	$245,990	$153,072

Effect of dilutive securities:
None	—	—	—	—

Numerator for net income (loss) per common share—diluted	$(3,018,637)	$167,554	$245,990	$153,072

DENOMINATOR:
Weighted average common shares	355,308	355,178	354,838	352,155

Effect of dilutive securities:
Stock options and restricted stock awards (1)	—	563	968	107

Denominator for net income (loss) per common share – diluted	355,308	355,741	355,806	352,262

Net income (loss) per common share:
Basic	$(8.50)	$.47	$.69	$.43

Diluted	$(8.50)	$.47	$.69	$.43

(1)	7.7 million, 6.3 million, 1.8 million and 1.4 million stock options were outstanding at December 31, 2008 (post-merger), July 30, 2008 (pre-merger) and December 31, 2007 and 2006 (pre-merger), respectively, that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive as the respective options’ strike price was greater than the current market price of the shares.

NOTE L — EMPLOYEE STOCK AND SAVINGS PLANS

The Company’s U.S. employees are eligible to participate in various 401(k) savings and other plans provided by Clear Channel Communications for the purpose of providing retirement benefits for substantially all employees. Under these plans, a Company employee can make pre-tax contributions and the Company will match 50% of the employee’s first 5% of pay contributed to the plan. Employees vest in these Company matching contributions based upon their years of service to the Company. Contributions to these plans of $1.4 million were recorded as a component of operating expenses for the pre-merger period from January 1, 2008 through July 30, 2008. Contributions to these plans of $0.9 million were recorded as a component of operating expenses for the post-merger period from July 31, 2008 through December 31, 2008. Contributions to these plans of $2.3 million and $2.1 million were recorded as a component of operating expenses for the pre-merger years ended December 31, 2007 and 2006, respectively.

In addition, employees in the Company’s International segment participate in retirement plans administered by the Company which are not part of the 401(k) savings and other plans sponsored by Clear Channel Communications. Contributions to these plans of $7.7 million were recorded as a component of operating expenses for the pre-merger period from January 1, 2008 through July 30, 2008. Contributions to these plans of $5.5 million were recorded as a component of operating expenses for the post-merger period from July 31, 2008 through December 31, 2008. Contributions to these plans of $20.1 million and $17.6 million were recorded as a component of operating expenses for the pre-merger years ended December 31, 2007 and 2006, respectively.

Prior to January 1, 2007, the Company’s employees were also eligible to participate in a non-qualified employee stock purchase plan sponsored by Clear Channel Communications. Under the plan, employees were provided with the opportunity to purchase shares of Clear Channel Communications’ common stock could be purchased at 95% of the market value on the day of purchase. During each calendar year, employees could purchase shares having a value not exceeding 10% of their annual gross compensation or $25,000, whichever was lower. During the pre-merger year ended December 31, 2006, all eligible employees purchased 144,444 shares at a weighted average share price of $28.56, with the Company’s employees representing approximately 15% of the total participation in this plan. Contributions to this plan were discontinued effective January 1, 2007 as a condition of Clear Channel Communications’ merger. Clear Channel Communications terminated this plan upon closing of the merger and each share held under the plan was converted into the right to receive a cash payment equal to the value of $36.00 per share.

Certain highly compensated executives of the Company are eligible to participate in a non-qualified deferred compensation plan sponsored by Clear Channel Communications, under which such executives are able to make an annual election to defer up to 50% of their annual salary and up to 80% of their bonus before taxes. Matching credits on amounts deferred may be made in the sole discretion of Clear Channel Communications and Clear Channel Communications retains ownership of all assets until distributed. Participants in the plan have the opportunity to allocate their deferrals and any matching credits among different investment options, the performance of which is used to determine the amounts paid to participants under the plan. There is no liability recorded by the Company under this deferred compensation plan as the liability of this plan is that of Clear Channel Communications’.

NOTE M — OTHER INFORMATION

The following details the components of “Other income (expense) — net:”

	Post-Merger	Pre-Merger
(In thousands)	Period from July 31 through December 31, 2008	Period from January 1 through July 30, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Foreign exchange gain (loss)	$10,440	$9,404	$9,388	$(181)
Dividends on marketable securities	2,533	5,468	—	—
Other	(859)	(1,507)	725	512

Total other income (expense)—net	$12,114	$13,365	$10,113	$331

The following details the components of “Other current assets:”

	As of December 31,
(In thousands)	2008 Post-Merger	2007 Pre-Merger
Inventory	$26,802	$26,719
Deposits	5,592	25,869
Other prepayments	53,195	90,631
Deferred tax assets	13,429	—
Other	45,682	50,330

Total other current assets	$144,700	$193,549

The following details the components of “Accumulated other comprehensive income (loss)”:

	As of December 31,
(In thousands)	2008 Post-Merger	2007 Pre-Merger
Cumulative currency translation adjustment	$(329,597)	$247,478
Cumulative unrealized gain on investments	17	—

Total accumulated other comprehensive income (loss)	$(329,580)	$247,478

NOTE N — SEGMENT DATA

The Company has two reportable operating segments, which it believes best reflects how the Company is currently managed – Americas and International. The Americas segment primarily includes operations in the United States, Canada and Latin America, and the International segment includes operations in Europe, Asia and Australia. Share-based payments are recorded by each segment in direct operating and selling, general and administrative expenses.

The following tables presents the Company’s operating segment results for the post-merger period from July 31, 2008 through December 31, 2008, the pre-merger period from January 1, 2008 through July 30, 2008, and the pre-merger years ended December 31, 2007 and 2006:

(in thousands)	Americas	International	Corporate and other reconciling items	Consolidated
Post-Merger
Period from July 31, 2008 through December 31, 2008
Revenue	$587,427	$739,797	$—	$1,327,224
Direct operating expenses	276,602	486,102	—	762,704
Selling, general and administrative expenses	114,260	147,264	—	261,524
Depreciation and amortization	90,624	134,089	—	224,713
Impairment charge	—	—	3,217,649	3,217,649
Corporate expenses	—	—	31,681	31,681
Other operating income – net	—	—	4,870	4,870

Operating income (loss)	$105,941	$(27,658)	$(3,244,460)	$(3,166,177)

Identifiable assets	$5,187,838	$2,409,652	$453,271	$8,050,761
Capital expenditures	$93,146	$66,067	$—	$159,213
Share-based payments	$3,012	$797	$372	$4,181

Pre-Merger
Period from January 1, 2008 through July 30, 2008
Revenue	$842,831	$1,119,232	$—	$1,962,063
Direct operating expenses	370,924	748,508	—	1,119,432
Selling, general and administrative expenses	138,629	206,217	—	344,846
Depreciation and amortization	117,009	130,628	—	247,637
Corporate expenses	—	—	39,364	39,364
Other operating income – net	—	—	10,978	10,978

Operating income (loss)	$216,269	$33,879	$(28,386)	$221,762

Capital expenditures	$82,672	$116,450	$—	$199,122
Share-based payments	$5,453	$1,370	$585	$7,408

(in thousands)	Americas	International	Corporate and other reconciling items	Consolidated
Pre-Merger
Year Ended December 31, 2007
Revenue	$1,485,058	$1,796,778	$—	$3,281,836
Direct operating expenses	590,563	1,144,282	—	1,734,845
Selling, general and administrative expenses	226,448	311,546	—	537,994
Depreciation and amortization	189,853	209,630	—	399,483
Corporate expenses	—	—	66,080	66,080
Other operating income – net	—	—	11,824	11,824

Operating income (loss)	$478,194	$131,320	$(54,256)	$555,258

Identifiable assets	$2,878,753	$2,606,130	$450,721	$5,935,604
Capital expenditures	$142,826	$132,864	$—	$275,690
Share-based payments	$7,932	$1,701	$538	$10,171

Pre-Merger
Year Ended December 31, 2006
Revenue	$1,341,356	$1,556,365	$—	$2,897,721
Direct operating expenses	534,365	980,477	—	1,514,842
Selling, general and administrative expenses	207,326	279,668	—	486,994
Depreciation and amortization	178,970	228,760	—	407,730
Corporate expenses	—	—	65,542	65,542
Other operating income – net	—	—	22,846	22,846

Operating income (loss)	$420,695	$67,460	$(42,696)	$445,459

Identifiable assets	$2,820,737	$2,401,924	$199,230	$5,421,891
Capital expenditures	$90,495	$143,387	$—	$233,882
Share-based payments	$4,699	$1,312	$88	$6,099

Identifiable assets of $2.6 billion, $2.9 billion and $2.7 billion derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2008, 2007 and 2006, respectively. Revenue of $1.2 billion derived from the Company’s foreign operations is included in the data above for the pre-merger period from January 1, 2008 through July 30, 2008. Revenue of $790.6 million derived from the Company’s foreign operations is included in the data above for the post-merger period from July 31, 2008 through December 31, 2008. Revenue of $1.9 billion and $1.6 billion derived from the Company’s foreign operations is included in the data above for the pre-merger years ended December 31, 2007 and 2006, respectively.

NOTE O — QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	March 31,		June 30,		September 30,		December 31,
(In thousands, except per share data)	2008 Pre-Merger	2007 Pre-Merger	2008 Pre-Merger	2007 Pre-Merger	2008 Combined(1)	2007 Pre-Merger	2008 Post-Merger	2007 Pre-Merger
Revenue	$775,579	$690,856	$914,808	$836,713	$813,375	$817,541	$785,525	$936,726
Operating expenses:
Direct operating expenses	470,834	394,205	490,244	429,143	463,117	434,472	457,941	477,025
Selling, general and administrative expenses	144,610	127,533	151,034	134,557	142,377	131,228	168,349	144,676
Depreciation and amortization	105,090	95,670	104,764	98,153	118,798	99,793	143,698	105,867
Corporate expenses	16,234	15,343	17,819	13,271	16,542	16,322	20,450	21,144
Impairment charge	—	—	—	—	—	—	3,217,649	—
Other operating income—net	2,372	7,092	6,100	1,204	4,034	414	3,342	3,114

Operating income (loss)	41,183	65,197	157,047	162,793	76,575	136,140	(3,219,220)	191,128
Interest expense on debt with Clear Channel Communications	36,003	38,289	36,953	38,904	43,948	39,274	41,500	38,569
Interest expense	2,095	2,286	1,314	1,521	1,470	2,093	1,819	618
Interest income on Due from Clear Channel Communications	1,474	506	686	486	1,196	1,189	96	1,492
Loss on marketable securities	—	—	—	—	—	—	59,842	—
Equity in earnings (loss) of nonconsolidated affiliates	78,043	125	1,666	2,820	(9,814)	(836)	(1,162)	2,293
Other income (expense)—net	12,547	(44)	(2,249)	1,040	2,090	2,815	13,091	6,302

Income (loss) before income taxes and minority interest	95,149	25,209	118,883	126,714	24,629	97,941	(3,310,356)	162,028
Income tax (expense) benefit	(7,900)	(10,641)	(39,987)	(50,899)	(8,803)	(37,447)	277,009	(47,654)
Minority interest income (expense)—net	1,657	1,516	1,451	(7,218)	(6,711)	(5,778)	3,896	(7,781)

Net income (loss)	$88,906	$16,084	$80,347	$68,597	$9,115	$54,716	$(3,029,451)	$106,593

Net income (loss) per common share:
Basic	$.25	$.05	$.23	$.19	$.03	$.15	$(8.53)	$.30
Diluted	$.25	$.05	$.23	$.19	$.03	$.15	$(8.53)	$.30

Stock price:
High	$27.82	$31.14	$22.49	$30.12	$18.15	$29.24	$13.75	$28.57
Low	$18.36	$24.91	$17.05	$25.95	$11.88	$22.81	$3.35	$23.65

(1)	The quarterly results of operations for the quarter ended September 30, 2008 is presented on a combined basis and is comprised of two periods: post-merger and pre-merger, which relate to the period succeeding Clear Channel Communications’ merger and the period preceding the merger, respectively. The post-merger and pre-merger quarterly results of operations are presented as follows:

	Post-Merger	Pre-Merger	Combined
(In thousands, except per share data)	Period from July 31 through September 30, 2008	Period from July 1 through July 30, 2008	Quarter Ended September 30, 2008
Revenue	$541,699	$271,676	$813,375
Operating expenses:
Direct operating expenses	304,763	158,354	463,117
Selling, general and administrative expenses	93,175	49,202	142,377
Depreciation and amortization	81,015	37,783	118,798
Corporate expenses	11,231	5,311	16,542
Other operating income—net	1,528	2,506	4,034

Operating income	53,043	23,532	76,575
Interest expense on debt with Clear Channel Communications	29,440	14,508	43,948
Interest expense	966	504	1,470
Interest income on Due from Clear Channel Communications	766	430	1,196
Equity in earnings (loss) of nonconsolidated affiliates	(947)	(8,867)	(9,814)
Other income (expense)—net	(977)	3,067	2,090

Income before income taxes and minority interest	21,479	3,150	24,629
Income tax (expense)	(5,114)	(3,689)	(8,803)
Minority interest income (expense)—net	(5,551)	(1,160)	(6,711)

Net income (loss)	$10,814	$(1,699)	$9,115

Net income (loss) per common share:
Basic	$.03	$(.00)	$.03
Diluted	$.03	$(.00)	$.03

NOTE P — SUBSEQUENT EVENTS

On February 6, 2009, Clear Channel Communications’ borrowed the remaining availability under its $2.0 billion revolving credit facility, including the remaining availability under the Company’s $150.0 million sub-limit. Clear Channel Communications’ made the borrowing to improve its liquidity position in light of continuing uncertainty in credit market and economic conditions. As a result, the Company does not have any availability under its bank credit facility.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Clear Channel Outdoor Holdings, Inc. (the “Company”), including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Our principal executive and financial officers have concluded, based on their evaluation (as required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Form 10-K, that our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles and includes polices and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of December 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2008, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2008. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Clear Channel Outdoor Holdings, Inc.

We have audited Clear Channel Outdoor Holdings, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Clear Channel Outdoor Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Clear Channel Outdoor Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Clear Channel Outdoor Holdings, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the period from July 31, 2008 through December 31, 2008, the period from January 1, 2008 through July 30, 2008, and each of the two years in the period ended December 31, 2007, and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Antonio, Texas

March 2, 2009

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

Executive Officers of the Registrant

Set forth below are the names and ages and current positions of our executive officers as of February 27, 2009:

Name	Age	Position	Term as Director
L. Lowry Mays	73	Chairman of the Board and Director	Expires 2010
Mark P. Mays	45	Chief Executive Officer and Director	Expires 2009
Randall T. Mays	43	Chief Financial Officer and Director	Expires 2011
Paul J. Meyer	66	President and Chief Executive Officer – Americas and Asia
Jonathan Bevan	37	Chief Financial Officer – International and Director of Corporate Development
Herbert W. Hill, Jr.	50	Senior Vice President and Chief Accounting Officer
Andrew Levin	46	Executive Vice President / Chief Legal Officer and Secretary
Franklin G. Sisson, Jr.	56	Executive Vice President – Sales and Marketing
Laura C. Toncheff	41	Executive Vice President – Americas General Counsel

The officers named above serve until the next Board of Directors meeting immediately following the Annual Meeting of Shareholders. We expect to retain the individuals named above as our executive officers at such Board of Directors meeting.

L. Lowry Mays has served as a member of our Board of Directors since April 1997 and has been our Chairman of the Board since October 2005. Mr. L. Mays is the father of Mark P. Mays and Randall T. Mays, both of whom are members of our Board of Directors and are executive officers. Mr. L. Mays has also served as Chairman Emeritus of Clear Channel Communications since July 2008. Prior thereto, he served as Chairman of the Board of Clear Channel Communications from October 2004 to July 2008 and Chairman and Chief Executive Officer from February 1997 to October 2004.

Mark P. Mays has served as our Chief Executive Officer since August 2005 and Director since April 1997. Mr. M. Mays is the son of L. Lowry Mays, Clear Channel Communications’ Chairman Emeritus and one of our Board members, and is the brother of Randall T. Mays, our Chief Financial Officer and one of our Board members. Mr. M. Mays has also served as Chief Executive Officer of Clear Channel Communications since October 2004. Prior thereto, he served as President and Chief Operating Officer of Clear Channel Communications from February 1997 to October 2004 and as President and Chief Executive Officer from October 2004 to February 2006, when he relinquished his duties as President.

Randall T. Mays has served as our Chief Financial Officer since August 2005 and Director since April 1997. Mr. R. Mays is the son of L. Lowry Mays, Clear Channel Communications’ Chairman Emeritus and one of our Board members, and is the brother of Mark P. Mays, our Chief Executive Officer and one of our board members. Mr. R. Mays has also served as President of Clear Channel Communications since February 2006 and as Chief Financial Officer since February 1997.

Paul J. Meyer has served as our President and Chief Executive Officer of our Americas and Asia divisions since October 2008. Prior thereto, he served as Global President and Chief Operating Officer since April 2005. Prior thereto, he served as President and Chief Executive Officer of our Americas segment for the remainder of the relevant five-year period.

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

Franklin G. Sisson, Jr. has served as our Executive Vice President — Sales and Marketing since 2001.

Laura C. Toncheff has served as our Executive Vice President — Americas General Counsel since October 2006. Prior thereto, she served as Executive Vice President — Americas Real Estate, Public Affairs and Legal for the remainder of the relevant five-year period.

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

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

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

(a)1. Financial Statements.

The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets.

Consolidated Statements of Operations.

Consolidated Statements of Changes in Shareholders’ Equity.

Consolidated Statements of Cash Flows.

Notes to Consolidated Financial Statements.

(a)2. Financial Statement Schedule.

The following financial statement schedule and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are in applicable, and therefore have been omitted.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(In thousands)

Description	Balance at Beginning of Period	Charges to Costs, Expenses and Other	Write-off of Accounts Receivable	Other (1)	Balance at End of Period
Year ended December 31, 2006	$21,699	$8,571	$7,096	$1,653	$24,827

Year ended December 31, 2007	$24,827	$10,525	$8,815	$3,204	$29,741

Period from January 1 through July 30, 2008	$29,741	$8,588	$4,654	$2,152	$35,827

Period from July 31 through December 31, 2008	$35,827	$24,268	$8,155	$(3,340)	$48,600

(1)	Primarily foreign currency adjustments.

(a)3. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 31, 2006).

3.2	Amended and Restated Bylaws of Clear Channel Outdoor Holdings, Inc. as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed February 14, 2008).

4.1	Form of Specimen Class A Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-127375 (the “Registration Statement”)).

4.2	Form of Specimen Class B Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 4.2 to the Registration Statement).

10.1	Master Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.2	Registration Rights Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.3	Corporate Services Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Management Services, L.P. (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.4	Tax Matters Agreement dated November 10, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.5	Employee Matters Agreement dated November 10, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc. (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.6	Amended and Restated License Agreement dated November 10, 2005 between Clear Channel Identity, L.P. and Outdoor Management Services, Inc. (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.7	Revolving Promissory Note dated November 10, 2005 payable by Clear Channel Outdoor Holdings, Inc. to Clear Channel Communications, Inc. in the original principal amount of $1,000,000,000 (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.8	Revolving Promissory Note dated November 10, 2005 payable by Clear Channel Communications, Inc. to Clear Channel Outdoor Holdings, Inc. in the original principal amount of $1,000,000,000 (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.9	Senior Unsecured Term Promissory Note dated August 2, 2005 in the original principal amount of $2.5 billion (incorporated herein by reference to Exhibit 10.9 to the Registration Statement).

Exhibit Number	Description
10.10	First Amendment to Senior Unsecured Term Promissory Note dated October 7, 2005 (incorporated herein by reference to Exhibit 10.10 to the Registration Statement).

10.11§	Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated April 30, 2007).

10.12§	Form of Option Agreement under the Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed December 9, 2005 (File No. 333-130229)).

10.13§	Form of Restricted Stock Award Agreement under the Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-8 filed December 9, 2005 (File No. 333-130229)).

10.14§	2006 Annual Incentive Plan of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated April 30, 2007).

10.15§	Amended and Restated Employment Agreement, dated July 28, 2008, by and between Mark P. Mays, CC Media Holdings, Inc. and BT Triple Crown Merger Co., Inc. (incorporated herein by reference to Exhibit 10.9 to CC Media Holdings’ Current Report on Form 8-K filed July 30, 2008 (File No. 000-53354)).

10.16§	Amendment, dated January 20, 2009, to Amended and Restated Employment Agreement, dated July 28, 2008, by and between Mark P. Mays, CC Media Holdings, Inc. and BT Triple Crown Merger Co., Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2009).

10.17§	Amended and Restated Employment Agreement, dated July 28, 2008, by and between Randall T. Mays, CC Media Holdings, Inc. and BT Triple Crown Merger Co., Inc. (incorporated herein by reference to Exhibit 10.8 to CC Media Holdings’ Current Report on Form 8-K filed July 30, 2008 (File No. 0-53354)).

10.18§	Amendment, dated January 20, 2009, to Amended and Restated Employment Agreement, dated July 28, 2008, by and between Randall T. Mays, CC Media Holdings, Inc. and BT Triple Crown Merger Co., Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 21, 2009).

10.19§	Employment Agreement by and between Clear Channel Outdoor Holdings, Inc. and Paul J. Meyer dated August 5, 2005 (incorporated herein by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Form 8-K (File No. 1-9645) filed August 10, 2005).

11*	Statement re: Computation of Per Share Earnings.

21*	Subsidiaries of Clear Channel Outdoor Holdings, Inc.

23.1*	Consent of Ernst & Young LLP.

24*	Power of Attorney (included on signature page).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
§	Management contract or compensatory plan or arrangement

The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1034, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2009.

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

Name	Title	Date

/s/ L. Lowry Mays	Chairman of the Board and Director	February 27, 2009
L. Lowry Mays

/s/ Mark P. Mays	Chief Executive Officer and Director	February 27, 2009
Mark P. Mays	(Principal Executive Officer)

/s/ Randall T. Mays	Chief Financial Officer and Director	February 27, 2009
Randall T. Mays	(Principal Financial Officer)

/s/ Herbert W. Hill, Jr.	Senior Vice President and Chief Accounting	February 27, 2009
Herbert W. Hill, Jr.	Officer (Principal Accounting Officer)

/s/ Margaret W. Covell	Director	February 27, 2009
Margaret W. Covell

/s/ Blair E. Hendrix	Director	February 27, 2009
Blair E. Hendrix

/s/ Daniel G. Jones	Director	February 27, 2009
Daniel G. Jones

/s/ James M. Raines	Director	February 27, 2009
James M. Raines

Name	Title	Date

/s/ Marsha McCombs Shields	Director	February 27, 2009
Marsha McCombs Shields

/s/ Dale W. Tremblay	Director	February 27, 2009
Dale W. Tremblay

/s/ Scott R. Wells	Director	February 27, 2009
Scott R. Wells