Form 10-Q
period 2009-03-31
Clear Channel Outdoor Holdings, Inc.
filed 2009-05-11
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-32663

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-0812139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 East Basse Road

San Antonio, Texas 78209

(Address and zip code of principal executive offices)

(210) 832-3700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2009
Class A Common Stock, $.01 par value	40,676,720
Class B Common Stock, $.01 par value	315,000,000

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

PART I

Item 1.	UNAUDITED FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

	March 31, 2009 (Unaudited)	December 31, 2008 (As adjusted)*
Current Assets
Cash and cash equivalents	$93,283	$94,812
Accounts receivable, less allowance of $47,273 at March 31, 2009 and $48,600 at December 31, 2008	732,143	806,553
Due from Clear Channel Communications	—	431,641
Prepaid expenses	81,319	69,817
Other current assets	148,361	144,700
Income taxes receivable	14,590	7,129

Total Current Assets	1,069,696	1,554,652

Property, Plant and Equipment
Land, buildings and improvements	203,036	201,210
Structures	2,381,571	2,355,776
Furniture and other equipment	59,952	60,476
Construction in progress	56,259	85,791

	2,700,818	2,703,253
Less accumulated depreciation	183,931	116,533

	2,516,887	2,586,720

Intangible Assets
Definite-lived intangibles, net	865,487	1,000,485
Indefinite-lived intangibles – permits	1,502,320	1,529,068
Goodwill	1,246,085	1,180,141

Other Assets
Due from Clear Channel Communications	431,061	—
Notes receivable	2,860	3,140
Investments in, and advances to, nonconsolidated affiliates	52,749	51,812
Other assets	130,564	122,231
Other investments	7,665	22,512

Total Assets	$7,825,374	$8,050,761

*	As adjusted for the adoption of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. This statement is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively.

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

(In thousands)

	March 31, 2009 (Unaudited)	December 31, 2008 (As adjusted)*
Current Liabilities
Accounts payable	$79,412	$118,290
Accrued expenses	445,439	494,250
Accrued interest	337	292
Deferred income	152,505	109,511
Current portion of long-term debt	67,381	69,522

Total Current Liabilities	745,074	791,865

Long-term debt	31,507	32,332
Debt with Clear Channel Communications	2,500,000	2,500,000
Other long-term liabilities	189,119	178,875
Deferred tax liability	965,653	1,003,866

Commitments and contingent liabilities (Note 4)

Shareholders’ Equity
Noncontrolling interest	205,616	211,813
Class A common stock	407	407
Class B common stock	3,150	3,150
Additional paid-in capital	6,679,760	6,676,714
Retained deficit	(3,106,517)	(3,018,637)
Accumulated other comprehensive loss	(388,350)	(329,580)
Cost of shares held in treasury	(45)	(44)

Total Shareholders’ Equity	3,394,021	3,543,823

Total Liabilities and Shareholders’ Equity	$7,825,374	$8,050,761

*	As adjusted for the adoption of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. This statement is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively.

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2009 Post-merger	2008 Pre-merger (As adjusted)*
Revenue	$582,216	$775,579
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	379,608	470,834
Selling, general and administrative expenses (excludes depreciation and amortization)	117,764	144,610
Depreciation and amortization	101,908	105,090
Corporate expenses (excludes depreciation and amortization)	14,246	16,234
Other operating income – net	4,612	2,372

Operating income (loss)	(26,698)	41,183
Interest expense on debt with Clear Channel Communications	36,975	36,003
Interest expense	1,912	2,095
Interest income on Due from Clear Channel Communications	114	1,474
Equity in earnings (loss) of nonconsolidated affiliates	(2,293)	78,043
Other income (expense) – net	(3,168)	12,547

Income (loss) before income taxes	(70,932)	95,149
Income tax (expense):
Current	(2,671)	4,901
Deferred	(17,752)	(12,801)

Income tax (expense)	(20,423)	(7,900)

Consolidated net income (loss)	(91,355)	87,249
Amount attributable to noncontrolling interest	(3,475)	(1,657)

Net income (loss) attributable to the Company	$(87,880)	$88,906

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(45,489)	92,097
Foreign currency reclassification adjustment for sale of foreign subsidiary	—	2,588
Unrealized loss on marketable securities	(15,731)	(7)

Comprehensive income (loss)	(149,100)	183,584

Amount attributable to noncontrolling interest	(2,450)	11,185

Comprehensive income (loss) attributable to the Company	$(146,650)	$172,399

Net income (loss) per common share:
Basic	$(.25)	$.25
Weighted average common shares outstanding – Basic	355,331	355,079
Diluted	$(.25)	$.25
Weighted average common shares outstanding – Diluted	355,331	355,794

*	As adjusted for the adoption of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. This statement is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively.

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2009 Post-merger	2008 Pre-merger (As adjusted)*
Cash flows provided by (used in) operating activities:
Consolidated net income (loss)	$(91,355)	$87,249

Reconciling items:
Depreciation and amortization	101,908	105,090
Deferred taxes	17,752	12,801
Provision for doubtful accounts	2,071	2,928
Gain on sale of operating and fixed assets	(4,612)	(2,372)
Equity in (earnings) loss of nonconsolidated affiliates	2,293	(78,043)
Other reconciling items, net	3,608	1,921
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions	17,269	(74,381)

Net cash provided by operating activities	48,934	55,193

Cash flows provided by (used in) investing activities:
Change in notes receivable, net	165	137
Change in investments in, and advances to nonconsolidated affiliates – net	(2,636)	10,621
Purchases of property, plant and equipment	(37,204)	(73,301)
Proceeds from disposal of assets	4,875	10,941
Acquisition of operating assets, net of cash acquired	(4,792)	(68,566)
Change in other – net	(10,751)	(6,712)

Net cash used in investing activities	(50,343)	(126,880)

Cash flows provided by (used in) financing activities:
Draws on credit facilities	—	79,624
Payments on credit facilities	(2,396)	(147,723)
Proceeds from long-term debt	1,342	1,232
Payments on long-term debt	—	(4,247)
Net transfers from Clear Channel Communications	580	113,520
Proceeds from exercise of stock options	—	1,673

Net cash provided by (used in) financing activities	(474)	44,079

Effect of exchange rate changes on cash	354	1,313

Net decrease in cash and cash equivalents	(1,529)	(26,295)

Cash and cash equivalents at beginning of period	94,812	134,897

Cash and cash equivalents at end of period	$93,283	$108,602

*	As adjusted for the adoption of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. This statement is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively.

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS

Preparation of Interim Financial Statements

The consolidated financial statements were prepared by Clear Channel Outdoor Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.

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

Clear Channel Communications’ Merger

Clear Channel Communications consummated its merger with a wholly-owned subsidiary of CC Media Holdings, Inc. (“CC Media Holdings”) on July 30, 2008 (the “merger”) and accounted for the merger as a purchase business combination in conformity with Statement of Financial Accounting Standards No. 141, Business Combinations (“Statement No. 141”), and Emerging Issues Task Force Issue 88-16, Basis in Leveraged Buyout Transactions. Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances, requires the application of push down accounting in situations where the ownership of an entity has changed. As a result, the post-merger financial statements of the Company reflect the new basis of accounting. Accordingly, the financial statements as of March 31, 2009 reflect Clear Channel Communications’ fair value basis resulting from the merger that has been pushed down to the Company. A portion of the consideration paid by Clear Channel Communications has been allocated to the assets and liabilities acquired at their respective fair values at July 30, 2008. The remaining portion was recorded at the continuing shareholders basis, due to the fact that certain shares of Clear Channel Communications’ were exchanged for shares of CC Media Holdings’ Class A common stock. Excess consideration after this allocation was recorded as goodwill. Clear Channel Communications has estimated the fair value of the acquired assets and liabilities as of the merger date utilizing information available at the time the financial statements were prepared. These estimates are subject to refinement until all pertinent information is obtained. Clear Channel Communications is currently in the process of obtaining third-party valuations of certain of the acquired assets and liabilities in order to allocate the purchase price. Clear Channel Communications will complete its purchase price allocation in 2009 and the final allocation of the purchase price may be different than the initial allocation.

The accompanying consolidated statements of operations and statements of cash flows are presented for two periods: post-merger and pre-merger. Purchase accounting adjustments pursuant to the aforementioned standards were pushed down to the opening balance sheet of the Company on July 31, 2008, as the merger occurred at the close of business on July 30, 2008. The merger resulted in a new basis of accounting beginning on July 31, 2008 and the financial reporting periods are presented as follows:

•

The period from January 1, 2009 through March 31, 2009 reflects the post-merger period of the Company, including the purchase accounting adjustments related to the merger that were pushed down to the Company.

•

The January 1, 2008 through March 31, 2008 period presented is pre-merger. The consolidated financial statements for all pre-merger periods were prepared using the historical basis of accounting for the Company. As a result of the merger and the associated purchase accounting, the consolidated financial statements of the post-merger periods are not comparable to periods preceding the merger.

The opening balance sheet reflected the preliminary fair value adjustments pushed down to the Company, based on available information and certain assumptions management believed were reasonable. During the first quarter of 2009, the Company lowered the initial fair value estimate of its permits, contracts and site leases in its Americas segment by $126.0 million based on additional information received, which resulted in an increase to goodwill of $75.0 million and a decrease to deferred taxes of $51.0 million.

There are several agreements which govern the Company’s relationship with Clear Channel Communications, including the Corporate Services Agreement, Employee Matters Agreement and Tax Matters Agreement. Clear Channel Communications has the right to terminate these agreements in various circumstances as long as such termination or amendment complies with restrictions contained in Clear Channel Communications Credit Agreements, where applicable. As of the date of the filing of this report, no notice of termination of any of these agreements has been received from Clear Channel Communications. The terms and conditions of the Company’s agreements with Clear Channel Communications have not changed following the consummation of the merger of Clear Channel Communications.

Liquidity

The Company’s primary source of liquidity is cash flow from operations, which has been adversely affected by the global economic slowdown. The risks associated with the Company’s businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. The current global economic slowdown has resulted in a decline in advertising and marketing services among the Company’s customers, resulting in a decline in its advertising revenues across its businesses. This reduction in advertising revenues has had an adverse effect on the Company’s revenue, profit margins, cash flow and liquidity. The continuation of the global economic slowdown may continue to adversely impact the Company’s revenue, profit margins, cash flow and liquidity.

Based on the Company’s current and anticipated levels of operations and conditions in its markets, it believes that cash on hand, cash flows from operations and borrowing under the cash management note with Clear Channel Communications will enable it to meet its working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months.

The Company expects to be in compliance with the covenants governing its indebtedness in 2009. However, the Company’s anticipated results are subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants. In addition, the Company’s ability to comply with the covenants governing its indebtedness may be affected by events beyond the Company’s control, including prevailing economic, financial and industry conditions.

Furthermore, in its Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009, CC Media Holdings, the Company’s indirect parent, stated that it expects to be in compliance with the covenants under Clear Channel Communications’ senior secured credit facilities in 2009. CC Media Holdings similarly stated in such Quarterly Report that its anticipated results are also subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants. Moreover, CC Media Holdings stated in such Quarterly Report that its ability to comply with the covenants in Clear Channel Communications’ financing agreements may be affected by events beyond CC Media Holdings’ control, including prevailing economic, financial and industry conditions. As discussed therein, the breach of any covenants set forth in Clear Channel Communications’ financing agreements would result in a default thereunder, and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, as discussed therein, the lenders under the revolving credit facility under Clear Channel Communications’ senior secured credit facilities would have the option to terminate their commitments to make further extensions of revolving credit thereunder. In addition, CC Media Holdings stated in such Quarterly Report that if CC Media Holdings is unable to repay Clear Channel Communications’ obligations under any senior secured credit facilities or the receivables based credit facility, the lenders under such senior secured credit facilities or receivables based credit facility could proceed against any assets that were pledged to secure such senior secured credit facilities or receivables based credit facility. Finally, CC Media Holdings stated in such Quarterly Report that a default or acceleration under any of Clear Channel Communications’ financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.

The Company’s ability to fund its working capital needs, debt service and other obligations depends on its future operating performance and cash flow and Clear Channel Communications’ ability to meet its obligations with respect to the “Due from Clear Channel Communications” account and to lend under the cash management note, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond the Company’s and Clear Channel Communications’ control. If future operating performance does not meet the Company’s expectations or its plans materially change in an adverse manner or prove to be materially inaccurate, the Company may need additional financing. Continuing adverse securities and credit market conditions could significantly affect the availability of credit. In addition, the $2.5 billion note and Master Agreement with Clear Channel Communications include restrictive covenants that, among other things, restrict the Company’s ability to incur additional indebtedness.

Share-based Compensation Cost

Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. The following table details compensation costs related to share-based payments for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(In thousands)	2009 Post-merger	2008 Pre-merger
Direct operating expenses	$2,069	$1,420
Selling, general and administrative expenses	755	510
Corporate expenses	222	178

Total share-based payments	$3,046	$2,108

As of March 31, 2009, there was $22.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately two years.

New Accounting Pronouncements

The Company retrospectively adopted Financial Accounting Standards Board Staff Position Emerging Issues Task Force 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) on January 1, 2009. FSP EITF 03-6-1 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. Guidance is also provided on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. There was no impact of adopting FSP EITF 03-6-1 for the three months ended March 31, 2008.

Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“Statement No. 160”), was issued in December 2007. Statement No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under Statement No. 160 noncontrolling interests are considered equity and should be reported as an element of consolidated equity, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests, and increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. Statement No. 160 is effective for the first annual reporting period beginning on or after December 15, 2008, and earlier application is prohibited. Statement No. 160 is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. The Company adopted Statement No. 160 on January 1, 2009, which resulted in a reclassification of approximately $211.8 million of noncontrolling interests to shareholders’ equity.

Statement No. 160 requires a reconciliation at the beginning and the end of the period of the carrying amount of total equity, equity attributable to the Company and equity attributable to the noncontrolling interests.

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2009	$3,332,010	$211,813	$3,543,823
Net loss	(87,880)	(3,475)	(91,355)
Foreign currency translation adjustments	(43,172)	(2,317)	(45,489)
Unrealized holding loss on marketable securities	(15,731)	—	(15,731)
Other – net	3,178	(405)	2,773

Balances at March 31, 2009	$3,188,405	$205,616	$3,394,021

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2008	$1,982,730	$215,864	$2,198,594
Net income	88,906	(1,657)	87,249
Foreign currency translation adjustments	80,912	11,185	92,097
Unrealized holding loss on marketable securities	(7)	—	(7)
Other - net	6,250	1,129	7,379

Balances at March 31, 2008	$2,158,791	$226,521	$2,385,312

Recent Accounting Pronouncements

Financial Accounting Standards Board Staff Position No. FAS 157-4 , Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. FAS 157-4”), was issued in April 2009. FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP No. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. The Company will adopt FSP No. FAS 157-4 on April 1, 2009 and does not anticipate adoption to materially impact its financial position or results of operations.

Financial Accounting Standards Board Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), was issued in April 2009. It amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. The Company will adopt FSP FAS 115-2 and FAS 124-2 on April 1, 2009 and does not anticipate adoption to materially impact its financial position or results of operations.

Financial Accounting Standards Board Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP No. FAS 141(R)-1”), was issued in April 2009. FSP No. FAS 141(R)-1 amends and clarifies Statement No. 141 to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141(R)-1 shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of FSP No. FAS 141(R)-1 on accounting for contingencies in a business combination is dependent upon the nature of future acquisitions.

Financial Accounting Standards Board Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1 and APB 28-1”), was issued in April 2009. It amends Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instrument, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP No. FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, Interim Financial Reporting (“APB Opinion No. 28”), to require those disclosures in summarized financial information at interim reporting periods. FSP No. FAS 107-1 and APB 28-1 shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt the disclosure requirements of FSP No. FAS 107-1 and APB 28-1 on April 1, 2009.

Note 2: INTANGIBLE ASSETS AND GOODWILL

Definite-lived Intangibles

The Company has definite-lived intangible assets which consist primarily of transit and street furniture contracts and other contractual rights. The Company also has permanent easements that provide the Company access to certain of its outdoor displays. Definite-lived intangible assets are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
(In thousands)	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Transit, street furniture, and other contractual rights	$766,415	$66,022	$883,130	$49,818
Other	168,026	2,932	169,007	1,834

Total	$934,441	$68,954	$1,052,137	$51,652

Total amortization expense from continuing operations related to definite-lived intangible assets for the three months ended March 31, 2009 was $18.9 million.

During the first quarter of 2009, the Company lowered the initial fair value estimate of its permits, contracts and site leases in its Americas segment by $126.0 million based on additional information received, which resulted in a credit to amortization expense of approximately $7.0 million.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2010	$101,656
2011	99,728
2012	85,250
2013	75,617
2014	68,944

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

The carrying amounts for billboard permits at March 31, 2009 and December 31, 2008 were $1.5 billion and $1.5 billion, respectively.

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	Americas	International	Total
Pre-merger
Balance as of December 31, 2007	$688,336	$474,253	$1,162,589
Acquisitions	—	12,341	12,341
Foreign currency translation	(293)	28,596	28,303
Adjustments	(970)	—	(970)

Balance as of July 30, 2008	687,073	515,190	1,202,263

Post-merger
Preliminary fair value adjustment resulting from push-down accounting	2,118,707	88,522	2,207,229
Net adjustments to push-down accounting	438,025	(76,116)	361,909
Dispositions	—	(542)	(542)
Foreign currency translation	(29,605)	(63,519)	(93,124)
Impairment	(2,321,602)	(173,435)	(2,495,037)
Adjustments	—	(2,557)	(2,557)

Balance as of December 31, 2008	892,598	287,543	1,180,141
Acquisitions	3,112	106	3,218
Foreign currency	(1,118)	(10,985)	(12,103)
Net adjustments to push-down accounting	74,829	—	74,829

Balance as of March 31, 2009	$969,421	$276,664	$1,246,085

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

Note 3: OTHER DEVELOPMENTS

Acquisitions

During the three months ended March 31, 2009, the Company’s Americas segment paid $4.7 million, primarily for the acquisition of land and buildings. The Company’s International segment paid $0.1 million, primarily related to the acquisition of additional equity interests in outdoor companies and the acquisition of advertising structures.

During the first quarter of 2008, the Company exchanged assets in one of its Americas markets for assets located in a different market and recognized a gain of $2.6 million in “Other operating income – net.”

Disposition of Assets

During the first quarter of 2009, the Company sold international assets for $3.8 million resulting in a gain of $3.2 million. In addition, the Company sold assets for $1.1 million in the Americas and recorded a gain of $0.9 million.

The Company sold its 50% interest in Clear Channel Independent, a South African outdoor advertising company, in the first quarter of 2008 and recognized a gain of $75.6 million in “Equity in earnings of nonconsolidated affiliates” based on the fair value of the equity securities received. The Company classified these equity securities as available-for-sale on its consolidated balance sheet in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The sale of Clear Channel Independent was structured as a tax-free disposition, thereby resulting in no current tax expense recognized on the sale. As a result, the Company’s effective tax rate for the first quarter of 2008 was 8.3%.

Effective Tax Rates

The Company’s effective tax rate for the three months ended March 31, 2009 was a negative 28.8%. The 2009 effective rate was impacted as a result of the Company’s inability to record tax benefits on net losses generated in the current period. Due to uncertainty on future taxable income and limitations on net operating loss carryback claims allowed, the Company cannot realize deferred tax assets which arose in the three months ended March 31, 2009 and may arise as a result of future period net operating losses. Pursuant to the provision of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“Statement No. 109”), deferred tax valuation allowances are required on those deferred tax assets. For the three months ended March 31, 2008, the tax expense recorded was at an effective tax rate of 8.3% and was favorably impacted by the nonrecognition of tax on the $75.6 million book gain recognized from the sale of our 50% interest in Clear Channel Independent.

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

Available-for-sale Marketable Equity Securities

The Company holds available-for-sale marketable equity securities classified in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. These marketable equity securities are measured at fair value on each reporting date using quoted prices in active markets. Due to the fact that the inputs used to measure the marketable equity securities at fair value are observable, the Company has categorized the fair value measurements of the securities as Level 1. The fair value of these securities at March 31, 2009 was $6.8 million.

Note 4: COMMITMENTS AND CONTINGENCIES

Certain agreements relating to acquisitions provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies. For acquisitions completed prior to the adoption of Statement No. 141R, the Company will continue to accrue additional amounts related to such contingent payments if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, would not significantly impact the financial position or results of operations of the Company. For acquisitions completed following the adoption of Statement No. 141R, the Company accounts for these payments based on the guidance in FSP No. FAS 141(R)-1.

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

As of March 31, 2009, Clear Channel Communications had outstanding commercial standby letters of credit and surety bonds of $49.2 million and $51.2 million, respectively, held on behalf of the Company. These letters of credit and surety bonds relate to various operational matters, including insurance, bid and performance bonds, as well as other items.

Note 5: RELATED PARTY TRANSACTIONS

The Company records net amounts due to or from Clear Channel Communications as “Due from/to Clear Channel Communications” on the consolidated balance sheets. The accounts represent the revolving promissory note issued by the Company to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to the Company, in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances. The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand. Interest on the cash management note owed by the Company accrues on the daily net negative cash position based upon LIBOR plus a margin. Interest on the cash management note owed by Clear Channel Communications accrues on the daily net positive cash position based upon the average one-month generic treasury bill rate. Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, the Company maintains collection bank accounts swept daily into accounts of Clear Channel Communications. In return, Clear Channel Communications funds the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment. The Company’s claim in relation to cash transferred from its concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account. At March 31, 2009 and December 31, 2008, the asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet was $431.1 million and $431.6 million, respectively.

The net interest income for the three months ended March 31, 2009 and 2008 was $0.1 million and $1.5 million, respectively. At March 31, 2009 and 2008, the interest rate on the “Due from Clear Channel Communications” account was 0.08% and 1.7%, respectively, which represents the average one-month generic treasury bill rate as described above.

The Company met its liquidity needs during the first quarter of 2009 primarily through its cash flows from operations, with the balance in the “Due from Clear Channel Communications” account remaining consistent with the balance at December 31, 2008. The Company is evaluating its short-term liquidity and capital expenditure needs as well as its long-term financing needs relating to the maturity of the $2.5 billion “Debt with Clear Channel Communications” discussed below. As a result of this process, the Company has determined that classification of the “Due from Clear Channel Communications” account as a long term asset is appropriate at March 31, 2009. The terms and conditions of the revolving promissory note issued by Clear Channel Communications to the Company have not changed.

The Company has a note in the original principal amount of $2.5 billion to Clear Channel Communications which matures on August 2, 2010, and may be prepaid in whole at any time, or in part from time to time. This note accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. This note is mandatorily payable upon a change of control of the Company (as defined in the note) and, subject to certain exceptions, all net proceeds from debt or equity raised by the Company must be used to prepay such note. At March 31, 2009, the interest rate on the $2.5 billion note was 5.9%.

For so long as Clear Channel Communications maintains significant control over the Company, a deterioration in the financial condition of Clear Channel Communications could have the effect of increasing the Company’s borrowing costs or impairing our access to capital markets. Clear Channel Communications’ ability to meet its obligation with respect to the “Due from Clear Channel Communications” account depends on its working capital needs, debt service obligations and its future operating performance and cash flow, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond its control. The inability of Clear Channel Communications to meet its obligations with respect to the “Due from Clear Channel Communications” account could have a material adverse effect on the Company’s financial condition and on the Company’s ability to meet its obligations. Neither the $2.5 billion term note payable to Clear Channel Communications nor the “Due From Clear Channel Communications” note contain in their terms a right of offset. As of March 31, 2009, Clear Channel Communications had $1.6 billion recorded as “Cash and cash equivalents” on its consolidated balance sheets.

Clear Channel Communications has a $2.0 billion multi-currency revolving credit facility with a maturity in July 2014 which includes a $150.0 million sub-limit that certain of the Company’s International subsidiaries may borrow against to the extent Clear Channel Communications has not already borrowed against this capacity and is compliant with its covenants under the revolving credit facility. On February 6, 2009, Clear Channel Communications borrowed the remaining availability under its $2.0 billion revolving credit facility, including the remaining availability under the $150.0 million sub-limit.

The Company provides advertising space on its billboards for radio stations owned by Clear Channel Communications. For the three months ended March 31, 2009 and 2008, the Company recorded $0.1 million and $1.7 million, respectively, in revenue for these advertisements.

Under the Corporate Services Agreement between Clear Channel Communications and the Company, Clear Channel Communications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services. These services are charged to the Company based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For the three months ended March 31, 2009 and 2008, the Company recorded $6.3 million and $6.5 million, respectively, as a component of corporate expenses for these services.

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

The Company computes its deferred income tax provision using the liability method in accordance with Statement No. 109, as if the Company was a separate taxpayer. Deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not some portion or all of the asset will not be realized.

Pursuant to the Employee Matters Agreement and following the consummation of the merger of Clear Channel Communications, the Company’s employees participate in CC Media Holdings’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan. These costs are recorded as a component of selling, general and administrative expenses and were approximately $2.7 million and $2.9 million for the three months ended March 31, 2009 and 2008, respectively.

Note 6: SEGMENT DATA

The Company has two reportable segments, which it believes best reflects how the Company is currently managed – Americas and International. The Americas segment primarily includes operations in the United States, Canada and Latin America, and the International segment includes operations in primarily Europe, Asia and Australia. Share-based payments are recorded by each segment in direct operating expenses and selling, general and administrative expenses.

The following table presents the Company’s operating segment results for the post-merger three months ended March 31, 2009, and the pre-merger three months ended March 31, 2008:

(In thousands)	Americas	International	Corporate, and other reconciling items	Consolidated
Post-merger
Three months ended March 31, 2009
Revenue	$270,187	$312,029	$—	$582,216
Direct operating expenses	144,880	234,728	—	379,608
Selling, general and administrative expenses	48,839	68,925	—	117,764
Depreciation and amortization	46,650	55,258	—	101,908
Corporate expenses	—	—	14,246	14,246
Other operating income - net	—	—	4,612	4,612

Operating income (loss)	$29,818	$(46,882)	$(9,634)	$(26,698)

Identifiable assets	$5,108,561	$2,255,883	$460,930	$7,825,374
Capital expenditures	$19,965	$17,239	$—	$37,204
Share-based payments	$2,168	$656	$222	$3,046

Pre-merger
Three months ended March 31, 2008
Revenue	$333,362	$442,217	$—	$775,579
Direct operating expenses	156,245	314,589	—	470,834
Selling, general and administrative expenses	58,375	86,235	—	144,610
Depreciation and amortization	50,099	54,991	—	105,090
Corporate expenses	—	—	16,234	16,234
Other operating income - net	—	—	2,372	2,372

Operating income (loss)	$68,643	$(13,598)	$(13,862)	$41,183

Identifiable assets	$2,904,243	$2,877,597	$321,423	$6,103,263
Capital expenditures	$30,050	$43,251	$—	$73,301
Share-based payments	$1,538	$392	$178	$2,108

Identifiable assets of $2.5 billion and $3.1 billion derived from the Company’s foreign operations are included in the data above for the three months ended March 31, 2009 and 2008, respectively. Revenue of $335.6 million derived from the Company’s foreign operations is included in the data above for the post-merger three months ended March 31, 2009. Revenue of $470.2 million derived from the Company’s foreign operations is included in the data above for the pre-merger three months ended March 31, 2008.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited interim financial statements and accompanying notes thereto to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The information included herein should be read in conjunction with the quarterly and annual financial statements. Our reportable operating segments are Americas outdoor advertising (“Americas”) and International outdoor advertising (“International”).

Clear Channel Communications’ Merger

On July 30, 2008, Clear Channel Communications, our parent company, completed its merger with a subsidiary of CC Media Holdings, a company formed by private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. Clear Channel Communications is now an indirect wholly-owned subsidiary of CC Media Holdings. The merger was accounted for as a purchase business combination in conformity with Statement of Financial Accounting Standards No. 141, Business Combinations (“Statement No. 141”), and Emerging Issues Task Force Issue 88-16, Basis in Leveraged Buyout Transactions. Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances, requires the application of push down accounting in situations where the ownership of an entity has changed. As a result, the post-merger financial statements reflect a new basis of accounting. Accordingly, the financial statements as of March 31, 2009 reflect Clear Channel Communications’ preliminary estimated fair value basis resulting from the merger that has been pushed down to us. A portion of the consideration paid has been preliminarily allocated to the assets and liabilities acquired at their respective fair values at July 30, 2008. The remaining portion was recorded at the continuing shareholders basis, due to the fact that certain shares of Clear Channel Communications’ common stock were exchanged for shares of CC Media Holdings’ Class A common stock. Excess consideration after this preliminary allocation was recorded as goodwill. Clear Channel Communications has preliminarily estimated the fair value of the acquired assets and liabilities as of the merger date utilizing information available at the time the financial statements were prepared. These estimates are subject to refinement until all pertinent information is obtained and finalized. Clear Channel Communications is currently in the process of obtaining third-party valuations of certain of the acquired assets and liabilities in order to finalize the purchase price allocation. Clear Channel Communications will complete its purchase price allocation in 2009 and the final allocation of the purchase price may be different than the preliminary allocation.

Restructuring Program

On January 20, 2009, CC Media Holdings announced that it had commenced a restructuring program. For the period ending March 31, 2009, we had recognized approximately $4.9 million, $1.0 million and $1.0 million as components of direct operating expenses, SG&A expenses and corporate expenses, respectively, related to the restructuring program.

Format of Presentation

The accompanying consolidated statements of operations and statements of cash flows are presented for two periods: post-merger and pre-merger. Preliminary purchase accounting adjustments, including goodwill, were pushed down to the opening balance sheet on July 31, 2008 as Clear Channel Communications’ merger occurred at the close of business on July 30, 2008. The merger resulted in a new basis of accounting beginning on July 31, 2008 and the financial reporting periods are presented as follows:

•

The period from January 1, 2009 through March 31, 2009 reflects the post-merger period of the Company, including the purchase accounting adjustments related to the merger that were pushed down to the Company.

•

The January 1, 2008 through March 31, 2008 period presented is pre-merger. The consolidated financial statements for all pre-merger periods were prepared using the historical basis of accounting for the Company. As a result of the merger and the associated purchase accounting, the consolidated financial statements of the post-merger periods are not comparable to periods preceding the merger.

There are several agreements which govern our relationship with Clear Channel Communications, including the Corporate Services Agreement, Employee Matters Agreement and Tax Matters Agreement. Clear Channel Communications has the right to terminate these agreements in various circumstances. As of the date of the filing of this Quarterly Report, no notice of termination of any of these agreements has been received from Clear Channel Communications. The terms and conditions of our agreements with Clear Channel Communications have not changed following the consummation of the merger of Clear Channel Communications.

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

Our revenue is derived from selling advertising space on displays owned or operated by us, consisting primarily of billboards, street furniture and transit displays. We own the majority of our advertising displays, which typically are located on sites that we either lease or own or for which we have acquired permanent easements. Our advertising contracts with clients typically outline the number of displays reserved, the duration of the advertising campaign and the unit price per display.

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

The significant expenses associated with our operations include (i) direct production, maintenance and installation expenses, (ii) site lease expenses for land under our displays and (iii) revenue-sharing or minimum guaranteed amounts payable under our billboard, street furniture and transit display contracts. Our direct production, maintenance and installation expenses include costs for printing, transporting and changing the advertising copy on our displays, the related labor costs, the vinyl and paper costs and the costs for cleaning and maintaining our displays. Vinyl and paper costs vary according to the complexity of the advertising copy and the quantity of displays. Our site lease expenses include lease payments for use of the land under our displays, as well as any revenue-sharing arrangements or minimum guaranteed amounts payable that we may have with the landlords. The terms of our site leases and revenue-sharing or minimum guaranteed contracts generally range from one to 20 years.

In our International business, normal market practice is to sell billboards and street furniture as network packages with contract terms typically ranging from one to two weeks, compared to contract terms typically ranging from four weeks to one year in the United States. In addition, competitive bidding for street furniture and transit display contracts, which constitute a larger portion of our International business, and a different regulatory environment for billboards, result in higher site lease cost in our International business compared to our Americas business. As a result, our margins are typically less in our International business than in the Americas.

Our street furniture and transit display contracts, the terms of which range from three to 20 years, generally require us to make upfront investments in property, plant and equipment. These contracts may also include upfront lease payments and/or minimum annual guaranteed lease payments. We can give no assurance that our cash flows from operations over the terms of these contracts will exceed the upfront and minimum required payments.

Relationship with Clear Channel Communications

We became a publicly traded company on November 11, 2005, through an initial public offering (“IPO”), in which we sold 10% of our common stock, or 35.0 million shares of our Class A common stock. Prior to our IPO, we were an indirect wholly-owned subsidiary of Clear Channel Communications. Clear Channel Communications currently owns all of our outstanding shares of Class B common stock, representing approximately 89% of the outstanding shares of our common stock and approximately 99% of the total voting power of our common stock.

In accordance with the Master Agreement, our branch managers follow a corporate policy allowing Clear Channel Communications to use, without charge, Americas’ displays they believe would otherwise be unsold. Our sales personnel receive partial revenue credit for that usage for compensation purposes. This partial revenue credit is not included in our reported revenue. Clear Channel Communications bears the cost of producing the advertising and we bear the costs of installing and removing this advertising. We estimated this discounted revenue would have been less than 1% of our Americas revenue for the three months ended March 31, 2009 and 2008.

Under the Corporate Services Agreement, Clear Channel Communications provides management services to us. These services are charged to us based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For further discussion of these services, see Note 5 to the consolidated financial statements. For the three months ended March 31, 2009 and 2008, we recorded approximately $6.3 million and $6.5 million, respectively, as a component of corporate expenses for these services.

Share-Based Payments

As of March 31, 2009, there was $22.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately two years. The following table details compensation costs related to share-based payments for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(In thousands)	2009 Post-merger	2008 Pre-merger
Direct operating expenses	$2,069	$1,420
Selling, general and administrative expenses	755	510
Corporate expenses	222	178

Total share-based payments	$3,046	$2,108

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008 is as follows:

	Three Months Ended March 31,
(In thousands)	2009 Post-merger	2008 Pre-merger	% Change
Revenue	$582,216	$775,579	(25%)
Operating expenses:
Direct operating expenses	379,608	470,834	(19%)
Selling, general and administrative expenses	117,764	144,610	(19%)
Depreciation and amortization	101,908	105,090	(3%)
Corporate expenses	14,246	16,234	(12%)
Other operating income - net	4,612	2,372

Operating income (loss)	(26,698)	41,183
Interest expense (including interest on debt with Clear Channel Communications)	38,773	36,624
Equity in earnings (loss) of nonconsolidated affiliates	(2,293)	78,043
Other income (expense) – net	(3,168)	12,547

Income before income taxes	(70,932)	95,149
Income tax benefit (expense):
Current	(2,671)	4,901
Deferred	(17,752)	(12,801)

Income tax benefit (expense)	(20,423)	(7,900)

Consolidated net income (loss)	$(91,355)	$87,249

Revenue

Our revenue decreased $193.4 million during the first quarter of 2009 as compared to the first quarter of 2008. Our International revenue declined $130.2 million, with approximately $60.9 million from movements in foreign exchange. Our Americas revenue declined $63.2 million, primarily from a decline in bulletin, poster and airport revenue.

Direct Operating Expenses

Our direct operating expenses decreased $91.2 million during the first quarter of 2009 as compared to the first quarter of 2008. Our International segment contributed $79.9 million of the decrease, of which $45.7 million related to movements in foreign exchange. Americas direct operating expenses decreased $11.4 million driven by decreased site lease expenses.

Selling, General and Administrative Expenses (“SG&A”)

Our SG&A decreased $26.8 million during the first quarter of 2009 as compared to the same period of 2008. Our International SG&A expenses decreased $17.3 million, primarily attributable to $13.7 million from movements in foreign exchange. SG&A decreased $9.5 million in our Americas segment, principally related to a decline in bonus and commission expenses.

Depreciation and Amortization

Depreciation and amortization decreased $3.2 million during the three months ended March 31, 2009 as compared to the same period of 2008. The decrease was primarily due to a $7.2 million foreign exchange benefit and a $7.0 million adjustment to amortization related to a change in the preliminary fair value adjustment of transit and street furniture contracts, partially offset by $9.4 million related to the preliminary fair value adjustments pushed down to us.

Corporate Expenses

Corporate expenses decreased $2.0 million during the three months ended March 31, 2009 as compared to the same period of 2008. The decrease was primarily due to a decline in bonus expenses of $1.0 million and favorable foreign exchange movements of $1.2 million.

Other Operating Income — Net

Other operating income — net for the three months ended March 31, 2009 increased $2.2 million from $2.4 million in the same period of 2008 to $4.6 million in the first quarter of 2009. During the first quarter of 2009, we recorded a $3.2 million gain on the sale of assets in our International segment. During the first quarter of 2008, we exchanged assets in one of our Americas markets for assets located in a different market and recognized a gain of $2.6 million.

Interest Expense (Including Interest on Debt with Clear Channel Communications) - Net

Interest expense increased $2.1 million during the three months ended March 31, 2009 as compared to the same period of 2008. Interest expense is a function of the rate on the $2.5 billion note to Clear Channel Communications. The interest rate is based on Clear Channel Communications’ weighted average cost of debt, which was 5.9% and 5.8% at March 31, 2009 and 2008, respectively.

Equity in Earnings (Loss) of Nonconsolidated Affiliates

In the first quarter of 2008, we sold our 50% interest in Clear Channel Independent, a South African outdoor advertising company, and we recognized a gain of $75.6 million.

Other Income (Expense) — Net

Other expense – net recorded in the first quarter of 2009 and other income – net recorded in the first quarter of 2008 primarily relate to foreign exchange transactions on short-term intercompany accounts.

Income Taxes

Current tax expense for the three months ended March 31, 2009 increased $7.6 million compared to the same period of 2008, primarily due to the recording of a valuation allowance on certain tax losses generated during the current period. The effective tax rate for the three months ended March 31, 2009 was a negative 28.8%. The effective rate was impacted as a result of our inability to record tax benefits on net losses generated in the current period. Due to the uncertainty of future taxable income and limitations on net operating loss carryback claims allowed, we cannot realize deferred tax assets which arose in the three months ended March 31, 2009 and may arise as a result of future period net operating losses. Pursuant to the provision of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, deferred tax valuation allowances would be required on those deferred tax assets.

For the three months ended March 31, 2008, the tax expense recorded was at an effective tax rate of 8.3%, and was favorably impacted by the nonrecognition of tax on the $75.6 million book gain recognized from the sale of our 50% interest in Clear Channel Independent.

Deferred tax expense for the three months ended March 31, 2009 increased $5.0 million compared to the same period of 2008, primarily due to additional valuation allowances recorded in certain foreign jurisdictions due to the uncertainty of the Company’s ability to utilize deferred tax assets in the future.

Americas Results of Operations

	Three Months Ended March 31,
(In thousands)	2009 Post-merger	2008 Pre-merger	% Change
Revenue	$270,187	$333,362	(19%)
Direct operating expenses	144,880	156,245	(7%)
Selling, general and administrative expenses	48,839	58,375	(16%)
Depreciation and amortization	46,650	50,099	(7%)

Operating income	$29,818	$68,643	(57%)

Revenue declined approximately $63.2 million during the first quarter of 2009 compared to the same period of 2008 driven by a decline in bulletin, poster and airport revenues. The decline in bulletin, poster and airport revenues was driven principally by a decline in both occupancy and rate compared to the first quarter of 2008.

Direct operating expenses decreased $11.4 million during the first quarter of 2009 compared to the same period of 2008 primarily from an $8.3 million decrease in site-lease expenses associated with the decline in bulletin, poster and airport revenues. SG&A decreased $9.5 million during the first quarter of 2009 compared to the same period of 2008 mainly from a $3.9 million decline in bonus and commissions associated with the decline in revenue and a $1.9 million decline in administrative expenses.

Depreciation and amortization decreased $3.4 million. During the first quarter of 2009, we lowered the initial fair value estimate of our permits, contracts and site leases by $126.0 million based on additional information received which resulted in a credit to amortization expense of approximately $7.0 million.

International Results of Operations

	Three Months Ended March 31,
(In thousands)	2009 Post-merger	2008 Pre-merger	% Change
Revenue	$312,029	$442,217	(29%)
Direct operating expenses	234,728	314,589	(25%)
Selling, general and administrative expenses	68,925	86,235	(20%)
Depreciation and amortization	55,258	54,991	1%

Operating income (loss)	$(46,882)	$(13,598)	(245%)

Revenue decreased approximately $130.2 million during the first quarter of 2009 compared to the same period of 2008, including the negative impact of foreign exchange of $60.9 million. The revenue decline occurred across most countries, with the most significant declines in France, primarily from the loss of a contract for advertising on railway land and lower revenues in the U.K. and Italy.

Direct operating expenses decreased $79.9 million as a result of a decrease of $45.7 million from movements in foreign exchange. The remaining decline was primarily attributable to a $24.5 million decline in site-lease expenses partially as a result of the loss of the rail contract discussed above. SG&A expenses decreased $17.3 million principally from $13.7 million related to movements in foreign exchange.

Depreciation and amortization expenses slightly increased in the first quarter of 2009 compared to the same period of 2008. The increase related to additional amortization associated with the fair value adjustments to the acquired intangible assets was partially offset by a decline from movements in foreign exchange.

Reconciliation of Segment Operating Income (Loss)

	Three Months Ended March 31,
(In thousands)	2009 Post-merger	2008 Pre-merger
Americas	$29,818	$68,643
International	(46,882)	(13,598)
Corporate expenses	(14,246)	(16,234)
Other operating income – net	4,612	2,372

Consolidated operating income (loss)	$(26,698)	$41,183

LIQUIDITY AND CAPITAL RESOURCES

Clear Channel Communications’ Merger

Clear Channel Communications’ capitalization, liquidity and capital resources substantially changed due to the consummation of its merger on July 30, 2008. Upon the closing of the merger, Clear Channel Communications incurred additional debt and became highly leveraged. We are not a borrower under Clear Channel Communications’ credit agreements other than for direct borrowings by certain of our International subsidiaries under the $150.0 million sub-limit included in Clear Channel Communications’ $2.0 billion revolving credit facility and we are not a guarantor of Clear Channel Communications’ debt. As of March 31, 2009, the outstanding balance on the sub-limit was approximately $150.0 million of which $30 million was drawn by us and the remaining amount drawn by Clear Channel Communications.

Our Company and our consolidated subsidiaries are restricted subsidiaries under Clear Channel Communications’ credit agreements and are therefore subject to various restrictions contained therein. The interest rate we pay on our $2.5 billion promissory note is based on Clear Channel Communications’ weighted average cost of debt, which was impacted due to the consummation of Clear Channel Communications’ merger. As such, the interest we pay on our $2.5 billion promissory note increased compared to what it would have been had the merger not occurred and may increase again in the future as a result of, among other events, another change in Clear Channel Communications’ capitalization, liquidity and capital resources. To the extent we cannot pass on our increased borrowing costs to our clients, our profitability, and potentially our ability to raise capital, could be materially affected.

Under our Master Agreement with Clear Channel Communications and the $2.5 billion note payable to Clear Channel Communications, we are limited in our indebtedness from third parties to no more than $400.0 million. Certain of our International subsidiaries have access to borrowings under a $150.0 million sub-limit included in Clear Channel Communications’ multicurrency $2.0 billion revolving credit facility with a maturity in July 2014, to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the revolving credit facility. The obligations of these International subsidiaries that are borrowers under the revolving credit facility are guaranteed by certain of our material wholly-owned subsidiaries, and secured by substantially all of the assets of such borrowers and guarantors, subject to permitted liens and other exceptions.

The interest rate on outstanding balances under the revolving credit facility is based upon LIBOR or, for Euro denominated borrowings, EURIBOR, plus, in each case, a margin, which margin is generally higher than the margin under Clear Channel Communications’ credit facility terminated in connection with the merger. See the discussion below under “Sources of Capital — Credit Facility.” A deterioration in the financial condition of Clear Channel Communications or borrowings by Clear Channel Communications under the $150.0 million sub-limit could also further increase our borrowing costs or impair our access to capital markets because of our reliance on Clear Channel Communications for availability under this revolving credit facility.

Also, so long as Clear Channel Communications maintains a significant interest in us, pursuant to the Master Agreement between Clear Channel Communications and us, Clear Channel Communications will have the option to limit our ability to incur debt or issue equity securities, which could adversely affect our ability to meet our liquidity needs.

Cash Flows

The following table summarizes our historical cash flows:

	Three Months Ended March 31,
(In thousands)	2009	2008
	Post-merger	Pre-merger
Cash provided by (used in):
Operating activities	$48,934	$55,193
Investing activities	$(50,343)	$(126,880)
Financing activities	$(474)	$44,079

Operating Activities:

Net cash provided by operating activities of $48.9 million for the three months ended March 31, 2009 principally reflected a net loss of $91.4 million, offset by depreciation and amortization of $101.9 million, and deferred income tax expense of $17.8 million. Net cash provided by operating activities of $55.2 million for the three months ended March 31, 2008 principally reflected net income of $87.2 million and depreciation and amortization of $105.1 million. In addition, in 2008 we recorded a $75.6 million gain in equity in earnings of nonconsolidated affiliates related to the sale of our 50% interest in Clear Channel Independent based on the fair value of the equity securities received as consideration. Also offsetting the net cash provided by operating activities in 2008 was a negative change in working capital of $74.4 million.

Investing Activities:

Net cash used in investing activities of $50.3 million for the three months ended March 31, 2009 mainly reflected capital expenditures of $37.2 million related to the construction of new billboards in our Americas segment and new billboard and street furniture contracts and renewals of existing contracts in our International segment.

Net cash used in investing activities of $126.9 million for the three months ended March 31, 2008 mainly reflected capital expenditures of $73.3 million related to the construction of new billboards in our Americas segment and new billboard and street furniture contracts and renewals of existing contracts in our International segment and $68.6 million related to acquisitions of operating assets.

Financing Activities:

Net cash used in financing activities of $0.5 million for the three months ended March 31, 2009 reflected a net reduction in debt and credit facilities of $1.1 million. Net cash provided by financing activities of $44.1 million for the three months ended March 31, 2008 reflected net transfers from Clear Channel Communications of $113.5 million, partially offset by a net reduction in debt of $71.1 million.

Anticipated Cash Requirements:

Our primary source of liquidity is cash flow from operations, which has been adversely affected by the global economic slowdown. The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. The current global economic slowdown has resulted in a decline in advertising and marketing services among our customers, resulting in a decline in our advertising revenues across our businesses. This reduction in advertising revenues has had an adverse effect on our revenue, profit margins, cash flow and liquidity. The continuation of the global economic slowdown may continue to adversely impact our revenue, profit margins, cash flow and liquidity.

Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations and borrowing under the cash management note with Clear Channel Communications will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months.

We expect to be in compliance with the covenants governing our indebtedness in 2009. However, our anticipated results are subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants. In addition, our ability to comply with the covenants governing our indebtedness may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

Furthermore, in its Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009, CC Media Holdings, our indirect parent, stated that it expects to be in compliance with the covenants under Clear Channel Communications’ senior secured credit facilities in 2009. CC Media Holdings similarly stated in such Quarterly Report that its anticipated results are also subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants. Moreover, CC Media Holdings stated in such Quarterly Report that its ability to comply with the covenants in Clear Channel Communications’ financing agreements may be affected by events beyond CC Media Holdings’ control, including prevailing economic, financial and industry conditions. As discussed therein, the breach of any covenants set forth in Clear Channel Communications’ financing agreements would result in a default thereunder, and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, as discussed therein, the lenders under the revolving credit facility under Clear Channel Communications’ senior secured credit facilities would have the option to terminate their commitments to make further extensions of revolving credit thereunder. In addition, CC Media Holdings stated in such Quarterly Report that if CC Media Holdings is unable to repay Clear Channel Communications’ obligations under any senior secured credit facilities or the receivables based credit facility, the lenders under such senior secured credit facilities or receivables based credit facility could proceed against any assets that were pledged to secure such senior secured credit facilities or receivables based credit facility. Finally, CC Media Holdings stated in such Quarterly Report that a default or acceleration under any of Clear Channel Communications’ financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.

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

For so long as Clear Channel Communications maintains significant control over us, a deterioration in the financial condition of Clear Channel Communications could have the effect of increasing our borrowing costs or impairing our access to capital markets. Clear Channel Communications’ ability to meet its obligation with respect to the “Due from Clear Channel Communications” account depends on its working capital needs, debt service obligations and its future operating performance and cash flow, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond its control. The inability of Clear Channel Communications to meet its obligations with respect to the “Due from Clear Channel Communications” account could have a material adverse effect on our financial condition and on our ability to meet our obligations. Neither the $2.5 billion term note payable to Clear Channel Communications nor the “Due From Clear Channel Communications” note contain in their terms a right of offset. As of March 31, 2009, Clear Channel Communications had $1.6 billion recorded as “Cash and cash equivalents” on its consolidated balance sheets.

SOURCES OF CAPITAL

As of March 31, 2009 and December 31, 2008, we had the following debt outstanding, cash and cash equivalents and amounts due from Clear Channel Communications:

(In millions)	March 31, 2009	December 31, 2008
Credit facility ($150.0 million sub-limit within Clear Channel Communications’ $2.0 billion revolving credit facility)	$30.0	$30.0
Debt with Clear Channel Communications	2,500.0	2,500.0
Other debt	68.9	71.9

Total debt	2,598.9	2,601.9
Less: Cash and cash equivalents	93.3	94.8
Less: Due from Clear Channel Communications	431.1	431.6

	$2,074.5	$2,075.5

The Company may from time to time repay its outstanding debt or seek to purchase its outstanding equity securities. Such transactions, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

Credit Facility ($150 million sub-limit within Clear Channel Communications’ $2.0 billion revolving credit facility)

In addition to net cash flows from operations, another source of liquidity is through borrowings under a $150.0 million sub-limit included in Clear Channel Communications’ multicurrency $2.0 billion revolving credit facility with a maturity in July 2014. Certain of our International subsidiaries may borrow under the sub-limit to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the revolving credit facility. The obligations of these International subsidiaries that are borrowers under the revolving credit facility are guaranteed by certain of our material wholly-owned subsidiaries, and secured by substantially all of the assets of such borrowers and guarantors, subject to permitted liens and other exceptions.

The interest rate on outstanding balances under the revolving credit facility is equal to an applicable margin plus, at Clear Channel Communications’ option, either (i) a base rate determined by reference to the higher of (A) the prime lending rate publicly announced by the administrative agent and (B) the federal funds effective rate from time to time plus 0.50%, or (ii) a Eurocurrency rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margin percentage is 2.40% in the case of base rate loans, and 3.40% in the case of Eurocurrency rate loans, subject to downward adjustments based upon Clear Channel Communications’ leverage ratio. At March 31, 2009, the interest rate on borrowings under the revolving credit facility was 4.3%. At May 8, 2009, the outstanding balance on this sub-limit was $30.0 million, and no amount was available for future borrowings, due to the fact that Clear Channel Communications has borrowed the remaining amount available under this facility.

Debt With Clear Channel Communications

As part of the day-to-day cash management services provided by Clear Channel Communications, we maintain accounts that represent net amounts due to or from Clear Channel Communications, which is recorded as “Due from/to Clear Channel Communications” on the consolidated balance sheet. The accounts represent our revolving promissory note issued by us to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to us in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances. The accounts accrue interest and are generally payable on demand. Interest on the cash management note owed by us accrues on the daily net negative cash position based upon LIBOR plus a margin. Interest on the cash management note owed by Clear Channel Communications accrues on the daily net positive cash position based upon the average one-month generic treasury bill rate. Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, we maintain collection bank accounts swept daily into accounts of Clear Channel Communications. In return, Clear Channel Communications funds our controlled disbursement accounts as checks or electronic payments are presented for payment. Our claim in relation to cash transferred from our concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account. If Clear Channel Communications were to become insolvent, we would be an unsecured creditor of Clear Channel Communications with respect to the revolving promissory note issued by Clear Channel Communications to us. At March 31, 2009 and December 31, 2008, the asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet was $431.1 million and $431.6 million, respectively. At March 31, 2009, we had no borrowings under the cash management note to Clear Channel Communications.

The net interest income for the three months ended March 31, 2009 and 2008 was $0.1 million and $1.5 million, respectively. At March 31, 2009 and 2008, the interest rate on the “Due from Clear Channel Communications” account was 0.08% and 1.7%, respectively, which represents the average one-month generic treasury bill rate as described above.

We met our liquidity needs during the first quarter of 2009 primarily through our cash flows from operations, with the balance in the “Due from Clear Channel Communications” account remaining consistent with the balance at December 31, 2008. We are evaluating our short-term liquidity and capital expenditure needs as well as our long-term financing needs relating to the maturity of the $2.5 billion “Debt with Clear Channel Communications” discussed below. As a result of this process, we determined that classification of the “Due from Clear Channel Communications” account as a long term asset is appropriate at March 31, 2009. The terms and conditions of the revolving promissory note issued by Clear Channel Communications to us have not changed.

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

We have a note in the original principal amount of $2.5 billion to Clear Channel Communications which matures on August 2, 2010 and may be prepaid in whole at any time, or in part from time to time. The note accrues interest at a variable per annum rate equal to Clear Channel Communications’ weighted average cost of debt, calculated on a monthly basis. This note is mandatorily payable upon our change of control (as defined in the note) and, subject to certain exceptions, all net proceeds from debt or equity raised by us must be used to prepay such note. At March 31, 2009, the interest rate on the $2.5 billion note was 5.9%.

Upon the maturity of such note with Clear Channel Communications, if our cash flow and capital resources are insufficient to service our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our indebtedness. However, given the current economic climate, these measures might be unsuccessful or inadequate in permitting us to meet scheduled debt service obligations. In light of the current credit environment, we may be unable to restructure or refinance our obligations and obtain additional equity financing or sell assets on satisfactory terms or at all. As a result, our inability to meet our debt obligations could cause us to default on those obligations. A default under any debt instrument could, in turn, result in defaults under other debt instruments. Any such defaults could materially impair our financial condition liquidity and results of operations.

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

As long as Clear Channel Communications maintains a significant interest in us, pursuant to the Master Agreement between Clear Channel Communications and us, Clear Channel Communications will have the option to limit our ability to incur debt or issue equity securities, which could adversely affect our ability to meet our liquidity needs. In addition, the $2.5 billion note requires us to prepay it in full upon a change of control (as defined in the note) and, upon our issuances of equity and incurrence of debt, subject to certain exceptions, to prepay the note in the amount of net proceeds received from such events. Under the Master Agreement with Clear Channel Communications and the $2.5 billion note, we are limited in our borrowing from third parties to no more than $400.0 million (including borrowings under the $150.0 million sub-limit of Clear Channel Communications’ $2.0 billion revolving credit facility). As a result of current borrowings and commitments, we were limited to approximately $166.6 million in additional external borrowings as of March 31, 2009.

Other Debt

Other debt consists primarily of loans with international banks. At March 31, 2009, approximately $68.9 million was outstanding as other debt.

Debt Covenants

The $2.5 billion note requires us to comply with various negative covenants, including restrictions on the following activities: incurring consolidated funded indebtedness (as defined in the note), excluding intercompany indebtedness, in a principal amount in excess of $400.0 million at any one time outstanding; creating liens; making investments; entering into sale and leaseback transactions (as defined in the note), which when aggregated with consolidated funded indebtedness secured by liens, will not exceed an amount equal to 10% of our total consolidated shareholders’ equity (as defined in the note) as shown on our most recently reported annual audited consolidated balance sheet; disposing of all or substantially all of our assets; entering into mergers and consolidations; declaring or making dividends or other distributions; making certain repurchases of our equity; and entering into transactions with our affiliates.

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

Clear Channel Communications’ senior secured credit facilities, of which the $2.0 billion revolving credit facility comprises in part, requires it to comply on a quarterly basis with a maximum consolidated senior secured net debt to adjusted EBITDA (as calculated in accordance with the senior secured credit facilities) ratio (maximum of 9.5:1). This financial covenant becomes more restrictive over time beginning in the second quarter of 2013. In its Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009, CC Media Holdings stated that its secured leverage, defined as secured debt, net of cash, divided by the trailing 12-month consolidated EBITDA (as calculated in accordance with the senior secured credit facilities) was 7.1:1 at March 31, 2009.

There are no significant covenants or events of default contained in the cash management note issued by Clear Channel Communications to us or the cash management note issued by us to Clear Channel Communications.

At March 31, 2009, we were in compliance with all debt covenants.

Dispositions and Other

During the first quarter of 2009, we sold international assets for $3.8 million resulting in a gain of $3.2 million. In addition, we sold assets for $1.1 million in the Americas and recorded a gain of $0.9 million.

USES OF CAPITAL

Acquisitions

During the three months ended March 31, 2009, our Americas segment paid $4.7 million in cash for the acquisition of land and buildings. In addition, our International segment paid $0.1 million, primarily related to the acquisition of additional equity interests in an outdoor company and the acquisition of advertising structures.

Capital Expenditures

Our capital expenditures have consisted of the following:

	Three Months Ended March 31,
(In millions)	2009 Post-merger	2008 Pre-merger
Non-revenue producing	$8.5	$23.0
Revenue producing	28.7	50.3

Total capital expenditures	$37.2	$73.3

We define non-revenue producing capital expenditures as those expenditures required on a recurring basis. Revenue producing capital expenditures are discretionary capital investments for new revenue streams, similar to an acquisition.

Commitments, Contingencies and Guarantees

From time to time, we are involved in legal proceedings arising in the ordinary course of business. Under our agreements with Clear Channel Communications, we have assumed and will indemnify Clear Channel Communications for liabilities related to our business. Other than as described in our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 3 of the Notes to the Consolidated Financial Statements, we do not believe there is any litigation pending that would have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flow.

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

Inflation

Inflation is a factor in our economy and we continue to seek ways to mitigate its effect. Although the exact impact of inflation is indeterminable, to the extent permitted by competition, we pass increased costs on to our customers by increasing our effective advertising rates over time.

MARKET RISK

We are exposed to market risks arising from changes in market rates and prices, including movements in interest rates, equity security prices and foreign currency exchange rates.

Interest Rate Risk

We had approximately $2.6 billion total debt outstanding as of March 31, 2009, of which $2.5 billion is debt with Clear Channel Communications. The debt with Clear Channel Communications accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. Furthermore, in its Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009 CC Media Holdings stated that 43% of its debt was variable based on market interest rates. Each 50 basis point increase or decrease in interest rates would have resulted in a corresponding increase or decrease in our interest expense and cash outlay for the three months ended March 31, 2009 by approximately $1.5 million. This potential increase or decrease is based on the simplified assumption that the level of floating rate debt remained constant as of March 31, 2009. An increase or decrease to interest rates is then assumed and applied to that floating rate debt balance to determine the per annum effect. This potential increase or decrease does not include any adjustment for a change in the fixed rate debt of Clear Channel Communications, which currently constitutes 57% of its total debt.

Equity Price Risk

The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at March 31, 2009 by $1.4 million and would change comprehensive loss by $0.8 million. For a further discussion of our available-for-sale equity securities, see the Notes to the Consolidated Financial Statements.

Foreign Currency Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies, except in the hyper-inflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported a net loss of approximately $51.7 million for the three months ended March 31, 2009. We estimate a 10% change in the value of the U.S. dollar relative to foreign currencies would have changed our net loss for the three months ended March 31, 2009, by approximately $5.2 million.

Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our equity method investments in various countries. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at March 31, 2009 would change our equity in earnings of nonconsolidated affiliates by $0.2 million and would change our net loss by approximately $0.1 million for the three months ended March 31, 2009.

This analysis does not consider the implications such currency fluctuations could have on the overall economic activity that could exist in such an environment in the United States or the foreign countries or on the results of operations of these foreign entities.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“Statement No. 160”), was issued in December 2007. Statement No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under Statement No. 160 noncontrolling interests are considered equity and should be reported as an element of consolidated equity, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests, and increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. Statement No. 160 is effective for the first annual reporting period beginning on or after December 15, 2008, and earlier application is prohibited. Statement No. 160 is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. We adopted Statement No. 160 on January 1, 2009, which resulted in a reclassification of approximately $211.8 million of noncontrolling interests to shareholders’ equity.

Recent Accounting Pronouncements

Financial Accounting Standards Board Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. FAS 157-4”), was issued in April 2009. FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP No. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. We will adopt FSP No. FAS 157-4 on April 1, 2009 and do not anticipate adoption to materially impact our financial position or results of operations.

Financial Accounting Standards Board Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), was issued in April 2009. It amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. We will adopt FSP FAS 115-2 and FAS 124-2 on April 1, 2009 and do not anticipate adoption to materially impact our financial position or results of operations.

Financial Accounting Standards Board Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP No. FAS 141(R)-1”), was issued in April 2009. FSP No. FAS 141(R)-1 amends and clarifies Statement No. 141 to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141(R)-1 shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of FSP No. FAS 141(R)-1 on accounting for contingencies in a business combination is dependent upon the nature of future acquisitions.

Financial Accounting Standards Board Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1 and APB 28-1”), was issued in April 2009. It amends Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP No. FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, Interim Financial Reporting (“APB Opinion No. 28”), to require those disclosures in summarized financial information at interim reporting periods. FSP No. FAS 107-1 and APB 28-1 shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt the disclosure requirements of FSP No. FAS 107-1 and APB 28-1 on April 1, 2009.

Risks Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including without limitation, the future levels of cash flow from operations and availability of capital resources and the terms thereof. Management believes that all statements expressing expectations and projections with respect to future matters, including our ability to negotiate contracts having more favorable terms and the availability of capital resources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our financial performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. We do not intend, nor do we undertake any duty, to update any forward-looking statements.

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

•	our cost savings initiatives may not be entirely successful;

•	the impact of the geopolitical environment;

•	access to capital markets and borrowed indebtedness;

•	shifts in population and other demographics;

•	industry conditions, including competition;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	changes in labor conditions;

•	fluctuations in exchange rates and currency values;

•	capital expenditure requirements;

•	the outcome of pending and future litigation settlements;

•	legislative or regulatory requirements;

•	changes in interest rates;

•	the effect of leverage on our financial position and earnings;

•	taxes;

•	our ability to integrate the operations of recently acquired companies;

•	the impact of the above and similar factors on Clear Channel Communications, our primary direct or indirect external source of capital; and

•	certain other factors set forth in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2008.

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

The Company, under the supervision and with the participation of management, including our principal executive and financial officers evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the principal executive and financial officers concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009 to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specific in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are currently involved in certain legal proceedings arising in the ordinary course of business and, as required, have accrued an estimate of the probable costs for the resolution of these claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. Additionally, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008. There have not been any material changes in the risk factors disclosed in the 2008 Annual Report on Form 10-K.

Additional information relating to risk factors is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Risks Regarding Forward-Looking Statements.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table sets forth the Company’s purchases of our Class A common stock registered pursuant to Section 12 of the Exchange Act that occurred during the first quarter ended March 31, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	—	—	—	—
February 1 through February 28	41	$4.25	—	—
March 1 through March 31	—	—	—	—

Total	41	$4.25	—

(1)    The shares indicated consist of shares tendered by employees to the Company during the three months ended March 31, 2009, to satisfy the employees’ tax withholding obligations in connection with the vesting and release of restricted shares, which are repurchased by the Company based on their fair market value on the date the relevant transaction occurs.

(2) The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

We have elected to include the following information in this Form 10-Q in lieu of reporting it on a Form 8-K. This information would otherwise have been filed on Form 8-K under the heading “Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.”

(b) On May 5, 2009, Mr. L. Lowry Mays resigned from Clear Channel Outdoor Holdings, Inc.’s Board of Directors (the “Board”). Mr. L. Lowry Mays’ resignation from the Board did not involve any disagreement on any matter relating to our operations, policies or practices.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 31, 2006).

3.2	Amended and Restated Bylaws of Clear Channel Outdoor Holdings, Inc., as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed February 14, 2008).

4.1	Form of Specimen Class A Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-127375 (the “Registration Statement”)).

4.2	Form of Specimen Class B Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 4.2 to the Registration Statement).

10.1	Amendment to Amended and Restated Employment Agreement with Mark P. Mays, dated January 20, 2009 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 21, 2009).

10.2	Amendment to Amended and Restated Employment Agreement with Randall T. Mays, dated January 20, 2009 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 21, 2009).

11*	Statement re: Computation of Per Share Earnings.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

May 8, 2009	/s/ Randall T. Mays
Randall T. Mays
Chief Financial Officer

May 8, 2009	/s/ Herbert W. Hill, Jr.
Herbert W. Hill, Jr.
Senior Vice President and Chief Accounting Officer