Form 10-Q
period 2009-06-30
Clear Channel Outdoor Holdings, Inc.
filed 2009-08-10
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-32663

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-0812139
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 East Basse Road San Antonio, Texas	78209
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2009
Class A Common Stock, $.01 par value	40,659,322
Class B Common Stock, $.01 par value	315,000,000

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

PART I

Item 1.	UNAUDITED FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

	June 30, 2009 (Unaudited)	December 31, 2008 (As adjusted)*
Current Assets
Cash and cash equivalents	$104,611	$94,812
Accounts receivable, less allowance of $51,679 at June 30, 2009 and $48,600 at December 31, 2008	762,699	806,553
Due from Clear Channel Communications	—	431,641
Prepaid expenses	85,568	69,817
Other current assets	178,864	144,700
Income taxes receivable	10,452	7,129

Total Current Assets	1,142,194	1,554,652

Property, Plant and Equipment
Land, buildings and improvements	208,630	201,210
Structures	2,443,210	2,355,776
Furniture and other equipment	64,120	60,476
Construction in progress	51,193	85,791

	2,767,153	2,703,253
Less accumulated depreciation	261,794	116,533

	2,505,359	2,586,720

Intangible Assets
Definite-lived intangibles, net	867,585	1,000,485
Indefinite-lived intangibles – permits	1,135,826	1,529,068
Goodwill	838,368	1,180,141

Other Assets
Due from Clear Channel Communications	488,248	—
Notes receivable	2,824	3,140
Investments in, and advances to, nonconsolidated affiliates	30,348	51,812
Other assets	114,549	122,231
Other investments	14,365	22,512

Total Assets	$7,139,666	$8,050,761

*	As adjusted for the adoption of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (ASC 810-10-45). This guidance is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively.

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

(In thousands)

	June 30, 2009 (Unaudited)	December 31, 2008 (As adjusted)*
Current Liabilities
Accounts payable	$86,163	$118,290
Accrued expenses	460,778	494,250
Accrued interest	354	292
Deferred income	147,136	109,511
Current portion of long-term debt	66,911	69,522

Total Current Liabilities	761,342	791,865

Long-term debt	31,442	32,332
Debt with Clear Channel Communications	2,500,000	2,500,000
Other long-term liabilities	196,730	178,875
Deferred tax liability	833,927	1,003,866

Commitments and contingent liabilities (Note 4)

Shareholders’ Equity
Noncontrolling interest	209,813	211,813
Class A common stock	407	407
Class B common stock	3,150	3,150
Additional paid-in capital	6,672,898	6,676,714
Retained deficit	(3,795,615)	(3,018,637)
Accumulated other comprehensive loss	(274,348)	(329,580)
Cost of shares held in treasury	(80)	(44)

Total Shareholders’ Equity	2,816,225	3,543,823

Total Liabilities and Shareholders’ Equity	$7,139,666	$8,050,761

*	As adjusted for the adoption of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (ASC 810-10-45). This guidance is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively.

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009 Post-Merger	2008 Pre-Merger (As adjusted)*	2009 Post-Merger	2008 Pre-Merger (As adjusted)*
Revenue	$692,117	$914,808	$1,274,333	$1,690,387
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	392,309	490,244	771,917	961,078
Selling, general and administrative expenses (excludes depreciation and amortization)	121,342	151,034	239,106	295,644
Depreciation and amortization	114,808	104,764	216,716	209,854
Corporate expenses (excludes depreciation and amortization)	15,653	17,819	29,899	34,053
Impairment Charge	812,390	—	812,390	—
Other operating income – net	4,353	6,100	8,965	8,472

Operating income (loss)	(760,032)	157,047	(786,730)	198,230
Interest expense on debt with Clear Channel Communications	36,835	36,953	73,810	72,956
Interest expense	1,362	1,314	3,274	3,409
Interest income on Due from Clear Channel Communications	111	686	225	2,160
Equity in earnings (loss) of nonconsolidated affiliates	(21,755)	1,666	(24,048)	79,709
Other income (expense) – net	(2,612)	(2,249)	(5,780)	10,298

Income (loss) before income taxes	(822,485)	118,883	(893,417)	214,032
Income tax benefit (expense):
Current	(10,479)	(30,264)	(13,150)	(25,363)
Deferred	143,603	(9,723)	125,851	(22,524)

Income tax benefit (expense)	133,124	(39,987)	112,701	(47,887)

Consolidated net income (loss)	(689,361)	78,896	(780,716)	166,145
Amount attributable to noncontrolling interest	(263)	(1,451)	(3,738)	(3,108)

Net income (loss) attributable to the Company	$(689,098)	$80,347	$(776,978)	$169,253
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	114,405	3,097	68,916	95,194
Foreign currency reclassification adjustment for sale of foreign subsidiary	(513)	—	(513)	2,588
Unrealized gain (loss) on marketable securities	6,581	(25,085)	(9,150)	(25,092)

Comprehensive income (loss)	(568,625)	58,359	(717,725)	241,943
Amount attributable to noncontrolling interest	6,471	3,833	4,021	15,018

Comprehensive income (loss) attributable to the Company	(575,096)	$54,526	$(721,746)	$226,925

Net income (loss) per common share attributable to the Company:
Basic	$(1.94)	$.23	$(2.19)	$.48
Weighted average common shares outstanding – Basic	355,370	355,239	355,351	355,159
Diluted	$(1.94)	$.23	$(2.19)	$.48
Weighted average common shares outstanding – Diluted	355,370	355,746	355,351	355,770

*	As adjusted for the adoption of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (ASC 810-10-45). This guidance is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively.

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2009 Post-Merger	2008 Pre-Merger (As adjusted)*
Cash flows provided by (used in) operating activities:
Consolidated net income (loss)	$(780,716)	$166,145

Reconciling items:
Impairment charge	812,390	—
Depreciation and amortization	216,716	209,854
Deferred taxes	(125,851)	22,524
Provision for doubtful accounts	7,679	6,539
Gain on sale of operating and fixed assets	(8,965)	(8,472)
Equity in (earnings) loss of nonconsolidated affiliates	24,048	(79,709)
Other reconciling items, net	6,799	5,712
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions	(12,449)	(76,474)

Net cash provided by operating activities	139,651	246,119

Cash flows provided by (used in) investing activities:
Change in notes receivable, net	228	153
Change in investments in, and advances to nonconsolidated affiliates – net	(3,454)	9,704
Purchases of property, plant and equipment	(66,822)	(173,289)
Proceeds from disposal of assets	8,455	34,786
Acquisition of operating assets, net of cash acquired	(5,097)	(83,592)
Change in other – net	5,578	(5,460)

Net cash used in investing activities	(61,112)	(217,698)

Cash flows provided by (used in) financing activities:
Draws on credit facilities	444	70,658
Payments on credit facilities	(5,999)	(158,614)
Proceeds from long-term debt	—	3,746
Payments on long-term debt	(310)	(4,599)
Net transfers (to) from Clear Channel Communications	(45,538)	(1,626)
Payments for purchase of noncontrolling interest	(12,952)	—
Proceeds from exercise of stock options	—	4,261
Other, net	(36)	(262)

Net cash used in financing activities	(64,391)	(86,436)

Effect of exchange rate changes on cash	(4,349)	4,795

Net increase (decrease) in cash and cash equivalents	9,799	(53,220)

Cash and cash equivalents at beginning of period	94,812	134,897

Cash and cash equivalents at end of period	$104,611	$81,677

*	As adjusted for the adoption of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (ASC 810-10-45). This guidance is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively.

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS

Preparation of Interim Financial Statements

The consolidated financial statements were prepared by Clear Channel Outdoor Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K. The Company has evaluated subsequent events through August 10, 2009, the date that these financial statements were issued.

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

Clear Channel Communications’ Merger

Clear Channel Communications consummated its merger with a wholly-owned subsidiary of CC Media Holdings, Inc. (“CC Media Holdings”) on July 30, 2008 (the “merger”) and accounted for the merger as a purchase business combination in conformity with Statement of Financial Accounting Standards No. 141, Business Combinations, and Emerging Issues Task Force Issue 88-16, Basis in Leveraged Buyout Transactions. Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances (ASC 805-50-S99-1), requires the application of push down accounting in situations where the ownership of an entity has changed. As a result, the post-merger financial statements of the Company reflect the new basis of accounting. Accordingly, the financial statements as of June 30, 2009 reflect Clear Channel Communications’ fair value basis resulting from the merger that has been pushed down to the Company. A portion of the consideration paid by Clear Channel Communications has been allocated to the assets and liabilities acquired at their respective fair values at July 30, 2008. The remaining portion was recorded at the continuing shareholders basis, due to the fact that certain shares of Clear Channel Communications’ were exchanged for shares of CC Media Holdings’ Class A common stock. Excess consideration after this allocation was recorded as goodwill. The purchase price allocation was materially complete as of June 30, 2009.

The accompanying consolidated statements of operations and statements of cash flows are presented for two periods: post-merger and pre-merger. Purchase accounting adjustments pursuant to the aforementioned standards were pushed down to the opening balance sheet of the Company on July 31, 2008, as the merger occurred at the close of business on July 30, 2008. The merger resulted in a new basis of accounting beginning on July 31, 2008 and the financial reporting periods are presented as follows:

•

The three and six month periods ended June 30, 2009 reflect the post-merger period of the Company, including the purchase accounting adjustments related to the merger that were pushed down to the Company.

•

The three and six month periods ended June 30, 2008 reflect the pre-merger period of the Company. The consolidated financial statements for all pre-merger periods were prepared using the historical basis of accounting for the Company. As a result of the merger and the associated purchase accounting, the consolidated financial statements of the post-merger periods are not comparable to periods preceding the merger.

The opening balance sheet reflected the preliminary fair value adjustments pushed down to the Company, based on available information and certain assumptions management believed were reasonable. During the first six months of 2009, the Company decreased the initial fair value estimate of its permits, contracts and site leases in its Americas segment by $109.6 million based on additional information received, which resulted in an increase to goodwill of $64.7 million and a decrease to deferred taxes of $44.9 million.

Relationship with Clear Channel Communications

There are several agreements which govern the Company’s relationship with Clear Channel Communications, including the Corporate Services Agreement, Employee Matters Agreement and Tax Matters Agreement. Clear Channel Communications has the right to terminate these agreements in various circumstances as long as such termination or amendment complies with restrictions contained in Clear Channel Communications’ credit agreements, where applicable. As of the date of the filing of this report, no notice of termination of any of these agreements has been received from Clear Channel Communications. The terms and conditions of the Company’s agreements with Clear Channel Communications have not changed following the consummation of the merger of Clear Channel Communications. See Note 5 for further discussion.

Liquidity

The Company’s primary source of liquidity is cash flow from operations, which has been adversely affected by the global economic downturn. The risks associated with the Company’s businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. The current global economic downturn has resulted in a decline in advertising and marketing services among the Company’s customers, resulting in a decline in its advertising revenues across its businesses. This reduction in advertising revenues has had an adverse effect on the Company’s revenue, profit margins, cash flow and liquidity. The continuation of the global economic downturn may continue to adversely impact the Company’s revenue, profit margins, cash flow and liquidity.

In January 2009, CC Media Holdings announced that it commenced a restructuring program targeting a reduction of fixed costs. The Company recognized approximately $10.1 million and $17.0 million of expenses related to its restructuring program during the three and six months ended June 30, 2009, respectively.

As of June 30, 2009, based on the Company’s current and anticipated levels of operations and conditions in its markets, it believes that cash on hand, cash flows from operations and borrowing under the cash management note with Clear Channel Communications will enable it to meet its working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months.

Upon the maturity of the $2.5 billion note to Clear Channel Communications on August 2, 2010, if the Company’s cash flow and capital resources are insufficient to service its debt obligations, it may be forced to sell assets, seek additional equity or debt capital or restructure its indebtedness. On June 2, 2009, the Company announced that it is actively pursuing alternatives to address the maturity of the $2.5 billion note to Clear Channel Communications. The alternatives may include an offering of new senior or senior subordinated notes for cash or an exchange of new senior or subordinated notes for outstanding indebtedness, with the intention of any such transaction being to refinance the $2.5 billion note to Clear Channel Communications. However, given the current economic climate, these measures might be unsuccessful or inadequate in permitting the Company to meet scheduled debt obligations. In light of the current credit environment, the Company may be unable to restructure or refinance its obligations and obtain additional equity financing or sell assets on satisfactory terms or at all. As a result, the Company’s inability to meet its debt obligations could cause it to default on those obligations. A default under any debt instrument could, in turn, result in defaults under other debt instruments. Any such defaults could materially impair the Company’s financial condition, liquidity and results of operations.

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

Furthermore, in its Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009, CC Media Holdings, the Company’s indirect parent, stated that it expects to be in compliance with the covenants under Clear Channel Communications’ senior secured credit facilities in 2009. CC Media Holdings similarly stated in such Quarterly Report that its anticipated results are also subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants. Moreover, CC Media Holdings stated in such Quarterly Report that its ability to comply with the covenants in Clear Channel Communications’ financing agreements may be affected by events beyond CC Media Holdings’ control, including prevailing economic, financial and industry conditions. As discussed therein, the breach of any covenants set forth in Clear Channel Communications’ financing agreements would result in a default thereunder, and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, as discussed therein, the lenders under the revolving credit facility under Clear Channel Communications’ senior secured credit facilities would have the option to terminate their commitments to make further extensions of revolving credit thereunder. In addition, CC Media Holdings stated in such Quarterly Report that if CC Media Holdings is unable to repay Clear Channel Communications’ obligations under any senior secured credit facilities or the receivables based credit facility, the lenders under such senior secured credit facilities or receivables based credit facility could proceed against any assets that were pledged to secure such senior secured credit facilities or receivables based credit facility. Finally, CC Media Holdings stated in such Quarterly Report that a default or acceleration under any of Clear Channel Communications’ financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.

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

For so long as Clear Channel Communications maintains significant control over the Company, a deterioration in the financial condition of Clear Channel Communications could have the effect of increasing the Company’s borrowing costs or impairing the Company’s access to capital markets. Clear Channel Communications’ ability to meet its obligation with respect to the “Due from Clear Channel Communications” account depends on its working capital needs, debt service obligations and its future operating performance and cash flow, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond its control. The inability of Clear Channel Communications to meet its obligations with respect to the “Due from Clear Channel Communications” account could have a material adverse effect on the Company’s financial condition and on the Company’s ability to meet its obligations. Neither the $2.5 billion term note payable to Clear Channel Communications nor the “Due from Clear Channel Communications” note contain in their terms a right of offset. As of June 30, 2009, Clear Channel Communications had $1.5 billion recorded as “Cash and cash equivalents” on its consolidated balance sheets.

Clear Channel Communications’ corporate credit and issue-level ratings were downgraded on June 8, 2009 by Standard & Poor’s Rating Services. Clear Channel Communications’ corporate credit rating was lowered to “CCC” from “B-.” These ratings were removed from credit watch, where they were placed with negative implications on May 4, 2009. This recent downgrade had no impact on Clear Channel Communications’ borrowing costs under the credit agreements.

Impairment Charges

The Company performed an interim impairment test on its indefinite-lived intangible assets as of June 30, 2009 as a result of the current global economic downturn and its negative impact on the Company’s business. The estimated fair value of the Company’s permits was below their carrying values, which resulted in a non-cash impairment charge of $345.4 million. See Note 2 for further discussion.

The Company also performed an interim goodwill impairment test as of June 30, 2009. The estimated fair value of the reporting units was below their carrying values, which required the Company to compare the implied fair value of each reporting unit’s goodwill with its carrying value. As a result, the Company recognized a non-cash impairment charge of $419.5 million to reduce goodwill. See Note 2 for further discussion.

Additionally, the Company impaired certain contracts in its Americas outdoor and International outdoor segments by $38.8 million. See Note 2 for further discussion.

Share-based Compensation Cost

Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. The following table details compensation costs related to share-based payments for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009 Post-Merger	2008 Pre-Merger	2009 Post-Merger	2008 Pre-Merger
Direct operating expenses	$1,935	$2,537	$4,004	$3,957
Selling, general and administrative expenses	706	913	1,461	1,423
Corporate expenses	207	331	429	509

Total share-based payments	$2,848	$3,781	$5,894	$5,889

As of June 30, 2009, there was $20.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately two years.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“Statement No. 168”), was issued in June 2009. Statement No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Statement No. 168 establishes the codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Statement No. 168 shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of Statement No. 168 on July 1, 2009 and has updated its references to specific GAAP literature parenthetically to reflect the codification.

Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”), was issued in June 2009. Statement No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Statement No. 167 amends Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities (“Interpretation No. 46(R)” or ASC 810-10-25), to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity. Statement No. 167 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. These requirements will provide more relevant and timely information to users of financial statements. Statement No. 167 amends Interpretation No. 46(R) to require additional disclosures about an enterprise’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company will adopt Statement No. 167 on January 1, 2010 and is currently evaluating the impact of adoption.

Statement of Financial Accounting Standards No. 165, Subsequent Events (“Statement No. 165” or ASC Topic 855), was issued in May 2009. Statement No. 165 is effective for interim and annual periods ending after June 15, 2009 and is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. In accordance with the provisions of Statement No. 165, the Company currently evaluates subsequent events through the date the financial statements are issued.

The Company retrospectively adopted the provisions of Financial Accounting Standards Board Staff Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1” or ASC 260-10-45), on January 1, 2009. FSP EITF 03-6-1 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. Guidance is also provided on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. There was no impact of adopting FSP EITF 03-6-1 to previously reported earnings per share for the three or six months ended June 30, 2008.

Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“Statement No. 160” or ASC 810-10-45), was issued in December 2007. Statement No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under this guidance, noncontrolling interests are considered equity and should be reported as an element of consolidated equity, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests, and increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. The provisions of Statement No. 160 are effective for the first annual reporting period beginning on or after December 15, 2008, and earlier application is prohibited. Guidance is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. The Company adopted the provisions of Statement No. 160 on January 1, 2009, which resulted in a reclassification of approximately $211.8 million of noncontrolling interests to shareholders’ equity.

Statement No. 160 requires a reconciliation at the beginning and the end of the period of the carrying amount of total equity, equity attributable to the Company and equity attributable to the noncontrolling interests. The following table presents the changes in equity attributable to the Company and equity attributable to the noncontrolling interests for the six months ended June 30, 2009 and 2008.

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2009	$3,332,010	$211,813	$3,543,823
Net loss	(776,978)	(3,738)	(780,716)
Foreign currency translation adjustments	64,895	4,021	68,916
Unrealized holding loss on marketable securities	(9,150)	—	(9,150)
Other - net	(4,365)	(2,283)	(6,648)

Balances at June 30, 2009	$2,606,412	$209,813	$2,816,225

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2008	$1,982,730	$215,864	$2,198,594
Net income	169,253	(3,108)	166,145
Foreign currency translation adjustments	80,176	15,018	95,194
Unrealized holding loss on marketable securities	(25,092)	—	(25,092)
Other - net	12,245	(6,393)	5,852

Balances at June 30, 2008	$2,219,312	$221,381	$2,440,693

Financial Accounting Standards Board Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. FAS 157-4” or ASC 820-10), was issued in April 2009. FSP No. FAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. FSP No. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. This guidance shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. The Company adopted the provisions of FSP No. FAS 157-4 on April 1, 2009 with no material impact to its financial position or results of operations.

Financial Accounting Standards Board Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2” or ASC 320-10-35), was issued in April 2009. It amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. The Company adopted the provisions of FSP FAS 115-2 and FAS 124-2 on April 1, 2009 with no material impact to its financial position or results of operations.

Financial Accounting Standards Board Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP No. FAS 141(R)-1” or ASC 805-20), was issued in April 2009. FSP No. FAS 141(R)-1 addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of FSP No. FAS 141(R)-1 on accounting for contingencies in a business combination is dependent upon the nature of future acquisitions.

Financial Accounting Standards Board Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1 and APB 28-1” or ASC 825-10-50), was issued in April 2009. FSP No. FAS 107-1 and APB 28-1 amends prior authoritative guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The provisions of FSP No. FAS 107-1 and APB 28-1 shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the disclosure requirements of FSP No. FAS 107-1 and APB 28-1 on April 1, 2009.

Financial Accounting Standards Board Staff Position Emerging Issues Task Force 08-6, Equity Method Investment Accounting Considerations (“FSP EITF 08-6” or ASC 323-10-35), was issued in November 2008. FSP EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This guidance is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years and shall be applied prospectively. The Company adopted the provisions of FSP EITF 08-6 on January 1, 2009 with no material impact to its financial position or results of operations.

Note 2: INTANGIBLE ASSETS AND GOODWILL

Definite-lived Intangibles

The Company has definite-lived intangible assets which consist primarily of transit and street furniture contracts and other contractual rights. The Company also has permanent easements that provide the Company access to certain of its outdoor displays. Definite-lived intangible assets are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at June 30, 2009 and December 31, 2008:

(In thousands)	June 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture, and other contractual rights	$796,755	$98,671	$883,130	$49,818
Other	169,842	341	169,007	1,834

Total	$966,597	$99,012	$1,052,137	$51,652

Total amortization expense from continuing operations related to definite-lived intangible assets for the six months ended June 30, 2009 was $47.5 million.

During the first six months of 2009, the Company decreased the initial fair value estimate of its permits, contracts and site leases in its Americas segment by $109.6 million based on additional information received, which resulted in a credit to amortization expense of approximately $6.9 million.

The Company reviews its definite-lived tangibles for impairment when events and circumstances indicate that amortizable long-lived assets might be impaired and the undiscounted cash flows estimated to be generated from those assets are less than the carrying amount of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value.

The Company uses various assumptions in determining the current fair market value of these assets, including future expected cash flows, industry growth rates and discount rates. Impairment loss calculations require management to apply judgment in estimating future cash flows, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.

During the second quarter of 2009, the Company recorded a $21.3 million impairment to taxi contracts in its Americas segment and a $17.5 million impairment primarily related to street furniture and billboard contracts in its International segment. The Company determined fair values using a discounted cash flow model. The decline in fair value of the contracts was primarily driven by a decline in the revenue projections. The decline in revenue related to taxi contracts and street furniture and billboard contracts was in the range of 10% to 15%. The balance of these taxi contracts and street furniture and billboard contracts after the impairment charges, for the contracts that were impaired, was $3.3 million and $16.0 million, respectively.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2010	$93,042
2011	91,837
2012	80,623
2013	75,736
2014	68,646

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

The Company performed an interim impairment test on its billboard permits as of December 31, 2008, which resulted in a non-cash impairment charge of $722.6 million. The Company’s cash flows during the first six months of 2009 were below those in the discounted cash flow model used to calculate the impairment at December 31, 2008. As a result, the Company performed an interim impairment test as of June 30, 2009 on its billboard permits.

The fair value of the permits was determined using the direct valuation method as prescribed in Topic No. D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill (“D-108” or ASC 805-20-S99). Under the direct valuation method, the fair value of the permits was calculated at the market level as prescribed by Emerging Issues Task Force 02-07, Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets (“EITF 02-07” or ASC 350-30-35). The Company utilized Mesirow Financial Consulting, LLC (“Mesirow Financial”), a third-party valuation firm, to assist it in the development of the assumptions and the determination of the fair value of its permits. The impairment test consisted of a comparison of the fair value of the permits at the market level with their carrying amount. If the carrying amount of the permits exceeded its fair value, an impairment loss was recognized equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the permits is its new accounting basis.

The application of the direct valuation method attempts to isolate the income that is properly attributable to the permit alone (that is, apart from tangible and identified intangible assets and goodwill). It is based upon modeling a hypothetical “greenfield” build up to a “normalized” enterprise that, by design, lacks inherent goodwill and whose only other assets have essentially been paid for (or added) as part of the build-up process. The Company forecasted revenue, expenses, and cash flows over a ten-year period for each of its markets in its application of the direct valuation method. The Company also calculated a “normalized” residual year which represents the perpetual cash flows of each market. The residual year cash flow was capitalized to arrive at the terminal value of the permits in each market.

Management uses its internal forecasts to estimate industry normalized information as it believes these forecasts are similar to what a market participant would expect to generate. This is due to the pricing structure and demand for outdoor signage in a market being relatively constant regardless of the owner of the operation. Management also relied on its internal forecasts because there is nominal public data available for each of its markets.

The build-up period represents the time it takes for the hypothetical start-up operation to reach normalized operations in terms of achieving a mature market revenue share and profit margin. Management believes that a one-year build-up period is required for a start-up operation to erect the necessary structures and obtain advertisers in order achieve mature market revenue share. It is estimated that a start-up operation would be able to obtain 10% of the potential revenues in the first year of operations and 100% in the second year. Management assumed industry revenue growth of negative 16% during the build-up period. However, the cost structure is expected to reach the normalized level over three years due to the time required to recognize the synergies and cost savings associated with the ownership of the permits within the market.

For the normalized operating margin in the third year, management assumed a hypothetical business would operate at the lower of the operating margin for the specific market or the industry average margin of 45% based on an analysis of comparable companies. For the first and second year of operations, the operating margin was assumed to be 50% of the “normalized” operating margin. The first and second-year expenses include the non-recurring start-up costs necessary to build the operation (i.e. development of customers, workforce, etc.).

In addition to cash flows during the projection period, a “normalized” residual cash flow was calculated based upon industry-average growth of 3% beyond the discrete build-up projection period. The residual cash flow was then capitalized to arrive at the terminal value.

The present value of the cash flows is calculated using an estimated required rate of return based upon industry-average market conditions. In determining the estimated required rate of return, management calculated a discount rate using both current and historical trends in the industry.

The Company calculated the discount rate as of the valuation date and also one-year, two-year, and three-year historical quarterly averages. The discount rate was calculated by weighting the required returns on interest-bearing debt and common equity capital in proportion to their estimated percentages in an expected capital structure. The capital structure was estimated based on the quarterly average data for publicly traded companies in the outdoor advertising industry.

The calculation of the discount rate required the rate of return on debt, which was based on a review of the credit ratings for comparable companies (i.e. market participants). Management used the yield on an S&P B rated corporate bond for the pre-tax rate of return on debt and tax-effected such yield based on applicable tax rates.

The rate of return on equity capital was estimated using a modified Capital Asset Pricing Model (“CAPM”). Inputs to this model included the yield on long-term U.S. Treasury bonds, forecast betas for comparable companies, calculation of a market risk premium based on research and empirical evidence and calculation of a size premium derived from historical differences in returns between small companies and large companies using data published by Ibbotson Associates.

The concluded discount rate used in the discounted cash flow models to determine the fair value of the permits was 10%. Applying the discount rate, the present value of cash flows during the discrete projection period and terminal value were added to estimate the fair value of the hypothetical start-up operation. The initial capital investment was subtracted to arrive at the value of the permits. The initial capital investment represents the fixed assets needed to erect the necessary advertising structures.

The discount rate used in the impairment model increased approximately 50 basis points over the discount rate used to value the permits at December 31, 2008. Industry revenue forecasts declined 8% through 2013 compared to the forecasts used in the 2008 impairment test. These market driven changes were primarily responsible for the decline in fair value of the billboard permits below their carrying value. As a result, the Company recognized a non-cash impairment charge in all but five of its markets in the United States and Canada, which totaled $345.4 million. The fair value of the permits was $1.1 billion at June 30, 2009.

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	Americas	International	Total
Pre-merger
Balance as of December 31, 2007	$688,336	$474,253	$1,162,589
Acquisitions	—	12,341	12,341
Foreign currency translation	(293)	28,596	28,303
Adjustments	(970)	—	(970)

Balance as of July 30, 2008	687,073	515,190	1,202,263

Post-merger
Preliminary fair value adjustment resulting from push-down accounting	2,118,707	88,522	2,207,229
Net adjustments to push-down accounting	438,025	(76,116)	361,909
Dispositions	—	(542)	(542)
Foreign currency translation	(29,605)	(63,519)	(93,124)
Impairment	(2,321,602)	(173,435)	(2,495,037)
Adjustments	—	(2,557)	(2,557)

Balance as of December 31, 2008	892,598	287,543	1,180,141
Acquisitions	2,250	110	2,360
Foreign currency translation	15,809	7,016	22,825
Impairment	(389,828)	(29,722)	(419,550)
Net adjustments to push-down accounting	53,304	—	53,304
Adjustments	(712)	—	(712)

Balance as of June 30, 2009	$573,421	$264,947	$838,368

The Company performed an interim impairment test as of December 31, 2008 which resulted in a non-cash impairment charge of $2.5 billion to reduce its goodwill. The goodwill impairment test is a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, if applicable and used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.

The Company’s U.S. outdoor advertising markets are components. The U.S. outdoor advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test using the guidance in Emerging Issues Task Force Topic No. D-101, Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142 (ASC 350-20-55). The Company also determined that in its Americas segment, Canada, Mexico, Peru, and Brazil constitute separate reporting units and each country in its International segment constitutes a separate reporting unit.

The Company’s reporting units are valued using a discounted cash flow model which requires estimating future cash flows expected to be generated from the reporting unit, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. Assessing the recoverability of goodwill requires the Company to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on its budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. The Company utilizes Mesirow Financial, a third-party valuation firm, to assist the Company in the development of these assumptions and the Company’s determination of the fair value of its reporting units.

The Company tests goodwill at interim dates if events or changes in circumstances indicate that goodwill might be impaired. The Company’s cash flows during the first six months of 2009 were below those used in the discounted cash flow model used to calculate the impairment at December 31, 2008. Additionally, the fair value of the Company’s debt and equity at June 30, 2009 declined from the values at December 31, 2008. As a result of these indicators, the Company performed an interim goodwill impairment test as of June 30, 2009.

The discounted cash flow model indicated that the Company failed the first step of the impairment test for certain of its reporting units, which required it to compare the implied fair value of each reporting unit’s goodwill with its carrying value.

The discounted cash flow approach the Company uses for valuing goodwill involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate. Terminal values are also estimated and discounted to their present value.

The Company forecasted revenue, expenses, and cash flows over a ten-year period for each of its reporting units. In projecting future cash flows, the Company considers a variety of factors including its historical growth rates, macroeconomic conditions, advertising sector and industry trends as well as Company-specific information. Historically, revenues in its industries have been highly correlated to economic cycles. Based on these considerations, the assumed 2009 revenue growth rates were negative followed by assumed revenue growth with an anticipated economic recovery in 2010. To arrive at the projected cash flows and resulting growth rates, the Company evaluated its historical operating results, current management initiatives and both historical and anticipated industry results to assess the reasonableness of the operating margin assumptions. The Company also calculated a “normalized” residual year which represents the perpetual cash flows of each reporting unit. The residual year cash flow was capitalized to arrive at the terminal value of the reporting unit.

The Company calculated the weighted average cost of capital (“WACC”) as of June 30, 2009 and also one-year, two-year, and three-year historical quarterly averages for each of its reporting units. WACC is an overall rate based upon the individual rates of return for invested capital (equity and interest bearing debt). The WACC is calculated by weighting the required returns on interest-bearing debt and common equity capital in proportion to their estimated percentages in an expected capital structure. The capital structure was estimated based on the quarterly average data for publicly traded companies in the outdoor advertising industry. The calculation of the WACCs considered both current industry WACCs and historical trends in the industry.

The calculation of the WACC requires the rate of return on debt, which was based on a review of the credit ratings for comparable companies (i.e. market participants) and the indicated yield on similarly rated bonds.

The rate of return on equity capital was estimated using a modified CAPM. Inputs to this model included the yield on long-term U.S. Treasury bonds, forecast betas for comparable companies, calculation of a market risk premium based on research and empirical evidence and calculation of a size premium derived from historical differences in returns between small companies and large companies using data published by Ibbotson Associates.

In-line with advertising industry trends, the Company’s operations and expected cash flow are subject to significant uncertainties about future developments, including timing and severity of the recessionary trends and customers’ behaviors. To address these risks, the Company included company-specific risk premiums for each of the reporting units in the estimated WACC. Based on this analysis company-specific risk premiums of 250 basis points and 350 basis points were included for Americas and International, respectively, resulting in WACCs of 12.5% and 13.5% for each of the reporting units in the Americas and International segments, respectively. Applying these WACCs, the present value of cash flows during the discrete projection period and terminal value were added to estimate the fair value of the reporting units.

The discount rate utilized in the valuation of the permits as of June 30, 2009 excludes the company-specific risk premiums that were added to the industry WACCs used in the valuation of the reporting units. Management believes the exclusion of this premium is appropriate given the difference between the nature of the billboard permits and reporting unit cash flow projections. The cash flow projections utilized under the direct valuation method for the permits are derived from utilizing industry "normalized" information for the existing portfolio of permits. Given that the underlying cash flow projections are based on industry normalized information, application of an industry average discount rate is appropriate. Conversely, the cash flow projections for the overall reporting unit are based on its internal forecasts for each business and incorporate future growth and initiatives unrelated to the existing permit portfolio. Additionally, the projections for the reporting unit include cash flows related to non-permit based assets. In the valuation of the reporting unit, the company-specific risk premiums were added to the industry WACCs due to the risks inherent in achieving the projected cash flows of the reporting unit.

The Company also utilized the market approach to provide a test of reasonableness to the results of the discounted cash flow model. The market approach indicates the fair value of the invested capital of a business based on a company’s market capitalization (if publicly traded) and a comparison of the business to comparable publicly traded companies and transactions in its industry. This approach can be estimated through the quoted market price method, the market comparable method, and the market transaction method.

One indication of the fair value of a business is the quoted market price in active markets for the debt and equity of the business. The quoted market price of equity multiplied by the number of shares outstanding yields the fair value of the equity of a business on a marketable, noncontrolling basis. A premium for control is then applied and added to the estimated fair value of interest-bearing debt to indicate the fair value of the invested capital of the business on a marketable, controlling basis.

The market comparable method provides an indication of the fair value of the invested capital of a business by comparing it to publicly traded companies in similar lines of business. The conditions and prospects of companies in similar lines of business depend on common factors such as overall demand for their products and services. An analysis of the market multiples of companies engaged in similar lines of business yields insight into investor perceptions and, therefore, the value of the subject business. These multiples are then applied to the operating results of the subject business to estimate the fair value of the invested capital on a marketable, noncontrolling basis. The Company then applies a premium for control to indicate the fair value of the business on a marketable, controlling basis.

The market transaction method estimates the fair value of the invested capital of a business based on exchange prices in actual transactions and on asking prices for controlling interests in similar companies recently offered for sale. This process involves comparison and correlation of the subject business with other similar companies that have recently been purchased. Considerations such as location, time of sale, physical characteristics, and conditions of sale are analyzed for comparable businesses.

The three variations of the market approach indicated that the fair value determined by its discounted cash flow model was within a reasonable range of outcomes.

The revenue forecasts for 2009 declined 7% and 9% for certain reporting units compared to the forecasts used in the 2008 impairment test primarily as a result of the revenues realized during the first six months of 2009. These market driven changes were primarily responsible for the decline in fair value of the Company’s reporting units below their carrying value. As a result, the Company recognized a non-cash impairment charge to reduce its goodwill of $419.5 million.

Note 3: OTHER DEVELOPMENTS

Acquisitions

During the six months ended June 30, 2009, the Company’s Americas segment paid $5.0 million, primarily for the acquisition of land and buildings. The Company’s International segment paid $0.1 million, primarily related to the acquisition of additional equity interests in outdoor companies and the acquisition of advertising structures. Additionally, the Company’s Americas segment purchased the remaining 15% interest in its fully consolidated subsidiary, Paneles Napsa S.A. for $13.0 million.

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

Disposition of Assets

During the six months ended June 30, 2009, the Company sold international assets for $4.9 million resulting in a gain of $5.0 million included in “Other operating income – net.” In addition, the Company sold assets for $3.6 million in the Americas and recorded a gain of $2.9 million in “Other operating income – net.”

The Company sold its 50% interest in Clear Channel Independent, a South African outdoor advertising company, in the first six months of 2008 and recognized a gain of $75.6 million in “Equity in earnings of nonconsolidated affiliates” based on the fair value of the equity securities received. The Company classified these equity securities as available-for-sale on its consolidated balance sheet in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“Statement No. 115” or ASC Topic 320). The sale of Clear Channel Independent was structured as a tax-free disposition, thereby resulting in no current tax expense recognized on the sale.

Effective Tax Rates

The Company’s effective tax rate for the three and six months ended June 30, 2009 was 16.2% and 12.6%, respectively. The 2009 effective rates were impacted primarily due to the impairment charge on permanent goodwill. In addition, the Company did not record tax benefits on net losses generated in the current period. Due to uncertainty on future taxable income and limitations on net operating loss carryback claims allowed, the Company cannot realize deferred tax assets which arose in the three and six months ended June 30, 2009 and may arise as a result of future period net operating losses. Pursuant to the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“Statement No. 109” or ASC 740-10-30), deferred tax valuation allowances are required on those deferred tax assets.

For the three and six months ended June 30, 2008, the tax expense recorded was at an effective tax rate of 33.6% and 22.4%, respectively. The effective rate for the six months ended June 30, 2008 was favorably impacted by the nonrecognition of tax on the $75.6 million book gain recognized from the sale of the Company’s 50% interest in Clear Channel Independent, a South African outdoor advertising company.

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

Available-for-sale Marketable Equity Securities

The Company holds available-for-sale marketable equity securities classified in accordance with Statement No. 115. These marketable equity securities are measured at fair value on each reporting date using quoted prices in active markets. Due to the fact that the inputs used to measure the marketable equity securities at fair value are observable, the Company has categorized the fair value measurements of the securities as Level 1. The Company records its investments in these available-for-sale marketable equity securities on the balance sheet as “Other Investments.”

The unamortized cost, unrealized holding gains or losses, and fair value of the Company’s investments at June 30, 2009 and December 31, 2008 are as follows:

(In thousands)	June 30, 2009				December 31, 2008
Investments	Fair Value	Unrealized Losses	Unrealized Gains	Cost	Fair Value	Unrealized Losses	Unrealized Gains	Cost
Available-for-sale	$13,362	$9,150	$—	$22,512	$22,512	$—	$—	$22,512

The Company’s available-for-sale investments include investments that have been in an unrealized loss position for a period of less than one year.

The Company’s available-for-sale security, Independent News and Media PLC (“INM”), was in an unrealized loss position as of June 30, 2009. INM is currently in negotiations with its bondholders regarding a refinancing, Uncertainty related to the ability of INM to refinance its obligations is one factor impacting its share price. The Company will determine, after resolution of the negotiations, if an other-than-temporary decline in its INM investment has occurred.

Note 4: COMMITMENTS AND CONTINGENCIES

Certain agreements relating to acquisitions provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies. For acquisitions completed prior to the adoption of Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“Statement No. 141R” or ASC 805-10), the Company will continue to accrue additional amounts related to such contingent payments if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, would not significantly impact the financial position or results of operations of the Company. For acquisitions completed following the adoption of Statement No. 141R, the Company accounts for these payments based on the guidance in FSP No. FAS 141(R)-1.

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

As of June 30, 2009, Clear Channel Communications had outstanding commercial standby letters of credit and surety bonds of $62.6 million and $44.7 million, respectively, held on behalf of the Company. These letters of credit and surety bonds relate to various operational matters, including insurance, bid and performance bonds, as well as other items.

Note 5: RELATED PARTY TRANSACTIONS

As part of the day-to-day cash management services provided by Clear Channel Communications, the Company maintains accounts that represent net amounts due to or from Clear Channel Communications, which is recorded as “Due from/to Clear Channel Communications” on the consolidated balance sheet. The accounts represent the revolving promissory note issued by the Company to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to the Company, in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances. The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand. Interest on the cash management note owed by the Company accrues on the daily net negative cash position based upon LIBOR plus a margin. Interest on the cash management note owed by Clear Channel Communications accrues on the daily net positive cash position based upon the average one-month generic treasury bill rate. Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, the Company maintains collection bank accounts swept daily into accounts of Clear Channel Communications. In return, Clear Channel Communications funds the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment. The Company’s claim in relation to cash transferred from its concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account. The Company is an unsecured creditor of Clear Channel Communications with respect to the revolving promissory note issued by Clear Channel Communications to the Company. At June 30, 2009 and December 31, 2008, the asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet was $488.2 million and $431.6 million, respectively.

The cash management note the Company has recorded as “Due from Clear Channel Communications” is an unsecured obligation of Clear Channel Communications. There is no observable market data on which to estimate the fair value of the cash management note.

The net interest income for the three and six months ended June 30, 2009 was $0.1 million and $0.2 million, respectively. The net interest income for the three and six months ended June 30, 2008 was $0.7 million and $2.2 million, respectively. At June 30, 2009 and 2008, the interest rate on the “Due from Clear Channel Communications” account was 0.09% and 1.69%, respectively, which represents the average one-month generic treasury bill rate as described above.

The Company met its liquidity needs during the six months ended June 30, 2009, primarily through its cash flows from operations, with the balance in the “Due from Clear Channel Communications” account increasing over the balance at December 31, 2008. The Company is evaluating its short-term liquidity and capital expenditure needs as well as its long-term financing needs relating to the maturity of the $2.5 billion “Debt with Clear Channel Communications” discussed below. As a result of this process, the Company has determined that classification of the “Due from Clear Channel Communications” account as a long term asset is appropriate at June 30, 2009. The terms and conditions of the revolving promissory note issued by Clear Channel Communications to the Company have not changed.

The Company has a note in the original principal amount of $2.5 billion to Clear Channel Communications which matures on August 2, 2010, and may be prepaid in whole at any time, or in part from time to time. This note accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. This note is mandatorily payable upon a change of control of the Company (as defined in the note) and, subject to certain exceptions, all net proceeds from debt or equity raised by the Company must be used to prepay such note. At June 30, 2009, the interest rate on the $2.5 billion note was 5.7%.

The Company’s $2.5 billion note payable to Clear Channel Communications is intercompany indebtedness and neither it nor the Company has public debt ratings or observable market pricing information. As a result, the Company is not able to estimate the fair value of the note. Were the Company to obtain its own financing independent of Clear Channel Communications, it believes that the rate of interest on such indebtedness would be higher than its current rate.

On June 2, 2009, the Company announced that it is actively pursuing alternatives to address the maturity of the $2.5 billion note to Clear Channel Communications. The alternatives may include an offering of new senior or senior subordinated notes for cash or an exchange of new senior or subordinated notes for outstanding indebtedness, with the intention of any such transaction being to refinance the $2.5 billion note to Clear Channel Communications.

For so long as Clear Channel Communications maintains significant control over the Company, a deterioration in the financial condition of Clear Channel Communications could have the effect of increasing the Company’s borrowing costs or impairing the Company’s access to capital markets. Clear Channel Communications’ ability to meet its obligations with respect to the “Due from Clear Channel Communications” account depends on its working capital needs, debt service obligations and its future operating performance and cash flow, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond its control. The inability of Clear Channel Communications to meet its obligations with respect to the “Due from Clear Channel Communications” account could have a material adverse effect on the Company’s financial condition and on the Company’s ability to meet its obligations. Neither the $2.5 billion term note payable to Clear Channel Communications nor the “Due from Clear Channel Communications” note contain in their terms a right of offset. As of June 30, 2009, Clear Channel Communications had $1.5 billion recorded as “Cash and cash equivalents” on its consolidated balance sheets.

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

The Company provides advertising space on its billboards for radio stations owned by Clear Channel Communications. For the three months ended June 30, 2009 and 2008, the Company recorded $1.2 million and $2.5 million, respectively, in revenue for these advertisements. For the six months ended June 30, 2009 and 2008, the Company recorded $1.3 million and $4.2 million, respectively, in revenue for these advertisements.

Under the Corporate Services Agreement between Clear Channel Communications and the Company, Clear Channel Communications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services. These services are charged to the Company based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For the three months ended June 30, 2009 and 2008, the Company recorded $7.9 million and $5.6 million, respectively, as a component of corporate expenses for these services. For the six months ended June 30, 2009 and 2008, the Company recorded $14.2 million and $12.1 million, respectively, as a component of corporate expenses for these services.

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

Pursuant to the Employee Matters Agreement and following the consummation of the merger of Clear Channel Communications, the Company’s employees participate in CC Media Holdings’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan. These costs are recorded as a component of selling, general and administrative expenses and were approximately $2.3 million and $2.9 million for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, the Company recorded approximately $5.0 million and $5.8 million, respectively, as a component of selling, general and administrative expenses for these services.

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

The following table presents the Company’s operating segment results for the post-merger three and six months ended June 30, 2009, and the pre-merger three and six months ended June 30, 2008:

(In thousands)	Americas	International	Corporate, and other reconciling items	Consolidated
(Post-merger)
Three months ended June 30, 2009
Revenue	$315,553	$376,564	$—	$692,117
Direct operating expenses	148,755	243,554	—	392,309
Selling, general and administrative expenses	51,398	69,944	—	121,342
Depreciation and amortization	57,860	56,948	—	114,808
Corporate expenses	—	—	15,653	15,653
Impairment charge	—	—	812,390	812,390
Other operating income - net	—	—	4,353	4,353

Operating income (loss)	$57,540	$6,118	$(823,690)	$(760,032)

Share-based payments	$2,028	$613	$207	$2,848

(Post-merger)
Six months ended June 30, 2009
Revenue	$585,740	$688,593	$—	$1,274,333
Direct operating expenses	293,635	478,282	—	771,917
Selling, general and administrative expenses	100,237	138,869	—	239,106
Depreciation and amortization	104,510	112,206	—	216,716
Corporate expenses	—	—	29,899	29,899
Impairment charge	—	—	812,390	812,390
Other operating income - net	—	—	8,965	8,965

Operating income (loss)	$87,358	$(40,764)	$(833,324)	$(786,730)

Identifiable assets	$4,353,936	$2,272,665	$513,065	$7,139,666
Capital expenditures	$34,297	$32,525	$—	$66,822
Share-based payments	$4,196	$1,269	$429	$5,894

(Pre-merger)
Three months ended June 30, 2008
Revenue	$384,978	$529,830	$—	$914,808
Direct operating expenses	161,020	329,224	—	490,244
Selling, general and administrative expenses	60,057	90,977	—	151,034
Depreciation and amortization	49,273	55,491	—	104,764
Corporate expenses	—	—	17,819	17,819
Other operating income - net	—	—	6,100	6,100

Operating income (loss)	$114,628	$54,138	$(11,719)	$157,047

Share-based payments	$2,763	$687	$331	$3,781

(Pre-merger)
Six months ended June 30, 2008
Revenue	$718,340	$972,047	$—	$1,690,387
Direct operating expenses	317,265	643,813	—	961,078
Selling, general and administrative expenses	118,432	177,212	—	295,644
Depreciation and amortization	99,372	110,482	—	209,854
Corporate expenses	—	—	34,053	34,053
Other operating income - net	—	—	8,472	8,472

Operating income (loss)	$183,271	$40,540	$(25,581)	$198,230

Identifiable assets	$2,920,321	$2,784,482	$420,013	$6,124,816
Capital expenditures	$71,818	$101,471	$—	$173,289
Share-based payments	$4,301	$1,079	$509	$5,889

Revenue of $401.1 million and $558.9 million derived from the Company’s foreign operations is included in the data above for the three months ended June 30, 2009 and 2008, respectively. Revenue of $736.6 million and $1.0 billion and identifiable assets of $2.5 billion and $3.0 billion derived from the Company’s foreign operations are included in the data above for the six months ended June 30, 2009 and 2008, respectively.

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

Clear Channel Communications’ Merger

On July 30, 2008, Clear Channel Communications, our parent company, completed its merger with a subsidiary of CC Media Holdings, a company formed by private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. Clear Channel Communications is now an indirect wholly-owned subsidiary of CC Media Holdings. The merger was accounted for as a purchase business combination in conformity with Statement of Financial Accounting Standards No. 141, Business Combinations (“Statement No. 141”), and Emerging Issues Task Force Issue 88-16, Basis in Leveraged Buyout Transactions. Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances (ASC 805-50-S99-1), requires the application of push down accounting in situations where the ownership of an entity has changed. As a result, the post-merger financial statements reflect a new basis of accounting. Accordingly, the financial statements as of June 30, 2009 reflect Clear Channel Communications’ estimated fair value basis resulting from the merger that has been pushed down to us. A portion of the consideration paid was allocated to the assets and liabilities acquired at their respective fair values at July 30, 2008. The remaining portion was recorded at the continuing shareholders basis, due to the fact that certain shares of Clear Channel Communications’ common stock were exchanged for shares of CC Media Holdings’ Class A common stock. Excess consideration after this preliminary allocation was recorded as goodwill. The purchase price allocation was materially complete as of June 30, 2009.

Impairment Charges

Impairment to Definite-lived Intangibles

We review our definite-lived intangibles for impairment when events and circumstances indicate that amortizable long-lived assets might be impaired and the undiscounted cash flows estimated to be generated from those assets are less than the carrying amount of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value.

We use various assumptions in determining the current fair market value of these assets, including future expected cash flows, industry growth rates and discount rates. Impairment loss calculations require management to apply judgment in estimating future cash flows, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.

During the second quarter of 2009, we recorded a $21.3 million impairment to taxi contracts in our Americas segment and a $17.5 million impairment primarily related to street furniture and billboard contracts in our International segment. We determined fair values using a discounted cash flow model. The decline in fair value of the contracts was primarily driven by a decline in the revenue projections. The decline in revenue related to taxi contracts and street furniture and billboard contracts was in the range of 10% to 15%. The balance of these taxi contracts and street furniture and billboard contracts after the impairment charges, for the contracts that were impaired, was $3.3 million and $16.0 million, respectively.

Impairment to Billboard Permits

We have approximately 36,000 billboard permits in our Americas segment. Our billboard permits are effectively issued in perpetuity by state and local governments as they are transferable or renewable at little or no cost. Permits typically include the location which permit us to operate an advertising structure. Due to significant differences in both business practices and regulations, billboards in our International segment are subject to long-term, finite contracts versus permits in the United States and Canada. Accordingly, there are no indefinite-lived assets in our International segment.

We performed an interim impairment test on our billboard permits as of December 31, 2008, which resulted in a non-cash impairment charge of $722.6 million. Our cash flows during the first six months of 2009 were below those in the discounted cash flow model used to calculate the impairment at December 31, 2008. As a result, we performed an interim impairment test as of June 30, 2009 on our billboard permits.

The fair value of the permits was determined using the direct valuation method as prescribed in Topic No. D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill (“D-108” or ASC 805-20-S99). Under the direct valuation method, the fair value of the permits was calculated at the market level as prescribed by EITF 02-07, Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets (“EITF 02-07” or ASC 350-30-35). We utilized Mesirow Financial, a third-party valuation firm, to assist us in the development of the assumptions and our determination of the fair value of our permits. Our impairment test consisted of a comparison of the fair value of the permits at the market level with their carrying amount. If the carrying amount of the permits exceeded its fair value, an impairment loss was recognized equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the permit is its new accounting basis.

Our application of the direct valuation method attempts to isolate the income that is properly attributable to the permit alone (that is, apart from tangible and identified intangible assets and goodwill). It is based upon modeling a hypothetical “greenfield” build up to a “normalized” enterprise that, by design, lacks inherent goodwill and whose only other assets have essentially been paid for (or added) as part of the build-up process. We forecasted revenue, expenses, and cash flows over a ten-year period for each of our markets in our application of the direct valuation method. We also calculated a “normalized” residual year which represents the perpetual cash flows of each market. The residual year cash flow was capitalized to arrive at the terminal value of the permits in each market.

Our key assumptions using the direct valuation method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry normalized information representing an average billboard permit within a market.

Management uses its internal forecasts to estimate industry normalized information as it believes these forecasts are similar to what a market participant would expect to generate. This is due to the pricing structure and demand for outdoor signage in a market being relatively constant regardless of the owner of the operation. Management also relied on its internal forecasts because there is nominal public data available for each of its markets.

The build-up period represents the time it takes for the hypothetical start-up operation to reach normalized operations in terms of achieving a mature market revenue share and profit margin. Management believes that a one-year build-up period is required for a start-up operation to erect the necessary structures and obtain advertisers in order achieve mature market revenue share. It is estimated that a start-up operation would be able to obtain 10% of the potential revenues in the first year of operations and 100% in the second year. Management assumed industry revenue growth of negative 16% during the build-up period. However, the cost structure is expected to reach the normalized level over three years due to the time required to recognize the synergies and cost savings associated with the ownership of the permits within the market.

For the normalized operating margin in the third year, management assumed a hypothetical business would operate at the lower of the operating margin for the specific market or the industry average margin of 45% based on an analysis of comparable companies. For the first and second year of operations, the operating margin was assumed to be 50% of the “normalized” operating margin. The first and second-year expenses include the non-recurring start-up costs necessary to build the operation (i.e. development of customers, workforce, etc.).

In addition to cash flows during the projection period, a “normalized” residual cash flow was calculated based upon industry-average growth of 3% beyond the discrete build-up projection period. The residual cash flow was then capitalized to arrive at the terminal value.

The present value of the cash flows is calculated using an estimated required rate of return based upon industry-average market conditions. In determining the estimated required rate of return, management calculated a discount rate using both current and historical trends in the industry.

We calculated the discount rate as of the valuation date and also one-year, two-year, and three-year historical quarterly averages. The discount rate was calculated by weighting the required returns on interest-bearing debt and common equity capital in proportion to their estimated percentages in an expected capital structure. The capital structure was estimated based on the quarterly average data for publicly traded companies in the outdoor advertising industry.

The calculation of the discount rate required the rate of return on debt, which was based on a review of the credit ratings for comparable companies (i.e. market participants). We used the yield on an S&P B rated corporate bond for the pre-tax rate of return on debt and tax-effected such yield based on applicable tax rates.

The rate of return on equity capital was estimated using a modified Capital Asset Pricing Model (“CAPM”). Inputs to this model included the yield on long-term U.S. Treasury bonds, forecast betas for comparable companies, calculation of a market risk premium based on research and empirical evidence and calculation of a size premium derived from historical differences in returns between small companies and large companies using data published by Ibbotson Associates.

Our concluded discount rate used in the discounted cash flow models to determine the fair value of the permits was 10%. Applying the discount rate, the present value of cash flows during the discrete projection period and terminal value were added to estimate the fair value of the hypothetical start-up operation. The initial capital investment was subtracted to arrive at the value of the permits. The initial capital investment represents the fixed assets needed to erect the necessary advertising structures.

The discount rate used in the impairment model increased approximately 50 basis points over the discount rate used to value the permits at December 31, 2008. Industry revenue forecasts declined 8% through 2013 compared to the forecasts used in the 2008 impairment test. These market driven changes were primarily responsible for the decline in fair value of the billboard permits below their carrying value. As a result, we recognized a non-cash impairment charge in all but five of our markets in the United States and Canada, which totaled $345.4 million. The fair value of our permits was $1.1 billion at June 30, 2009.

While we believe we have made reasonable estimates and utilized reasonable assumptions to calculate the fair value of our permits, it is possible a material change could occur. If our future actual results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations. The following table shows the decline in the fair value of our billboard permits of a 100 basis point decline in our discrete and terminal period revenue growth rate and profit margin assumptions and a 100 basis point increase in our discount rate assumption, respectively:

(in thousands)
Indefinite-lived intangible	Revenue growth rate	Profit margin	Discount rates
Billboard permits	$386,700	$73,300	$408,300

The following table shows the increase to the billboard permit impairment that would have occurred using hypothetical percentage reductions in fair value, had the hypothetical reductions in fair value existed at the time of our impairment testing:

(in thousands)
Percent change in fair value	Change to impairment
5%	$55,776
10%	$111,782
15%	$167,852

Impairment to Goodwill

We performed an interim impairment test as of December 31, 2008 which resulted in a non-cash impairment charge of $2.5 billion to reduce our goodwill. Our goodwill impairment test is a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, if applicable and used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. We utilize Mesirow Financial to assist us in the development of the assumptions and our determination of the fair value of our reporting units.

Each of our U.S. outdoor advertising markets are components. Our U.S. outdoor advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test using the guidance in Emerging Issues Task Force Topic No. D-101, Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142 (ASC 350-20-55). We also determined that in our Americas segment, Canada, Mexico, Peru, and Brazil constitute separate reporting units and each country in our International segment constitutes a separate reporting unit.

We test goodwill at interim dates if events or changes in circumstances indicate that goodwill might be impaired. Our cash flows during the first six months of 2009 were below those used in the discounted cash flow model used to calculate the impairment at December 31, 2008. Additionally, the fair value of our debt and equity at June 30, 2009 was below the carrying amount of our reporting units at June 30, 2009. As a result of these indicators, we performed an interim goodwill impairment test as of June 30, 2009.

The discounted cash flow model indicated that we failed the first step of the impairment test for substantially all reporting units, which required us to compare the implied fair value of each reporting unit’s goodwill with its carrying value.

The discounted cash flow approach we use for valuing goodwill involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate. Terminal values are also estimated and discounted to their present value.

We forecasted revenue, expenses, and cash flows over a ten-year period for each of our reporting units. In projecting future cash flows, we consider a variety of factors including our historical growth rates, macroeconomic conditions, advertising sector and industry trends as well as Company-specific information. Historically, revenues in our industries have been highly correlated to economic cycles. Based on these considerations, our assumed 2009 revenue growth rates were negative followed by assumed revenue growth with an anticipated economic recovery in 2010. To arrive at our projected cash flows and resulting growth rates, we evaluated our historical operating results, current management initiatives and both historical and anticipated industry results to assess the reasonableness of our operating margin assumptions. We also calculated a “normalized” residual year which represents the perpetual cash flows of each reporting unit. The residual year cash flow was capitalized to arrive at the terminal value of the reporting unit.

We calculated the weighted average cost of capital (“WACC”) as of June 30, 2009 and also one-year, two-year, and three-year historical quarterly averages for each of our reporting units. WACC is an overall rate based upon the individual rates of return for invested capital (equity and interest bearing debt). The WACC is calculated by weighting the required returns on interest-bearing debt and common equity capital in proportion to their estimated percentages in an expected capital structure. The capital structure was estimated based on the quarterly average data for publicly traded companies in the outdoor advertising industry. Our calculation of the WACC considered both current industry WACCs and historical trends in the industry.

The calculation of the WACC requires the rate of return on debt, which was based on a review of the credit ratings for comparable companies (i.e. market participants) and the indicated yield on similarly rated bonds.

The rate of return on equity capital was estimated using a modified CAPM. Inputs to this model included the yield on long-term U.S. Treasury bonds, forecast betas for comparable companies, calculation of a market risk premium based on research and empirical evidence and calculation of a size premium derived from historical differences in returns between small companies and large companies using data published by Ibbotson Associates.

In-line with advertising industry trends, our operations and expected cash flow are subject to significant uncertainties about future developments, including timing and severity of the recessionary trends and customers’ behaviors. To address these risks, the Company included company-specific risk premiums for each of our reporting units in the estimated WACC. Based on this analysis, company-specific risk premiums of 250 basis points and 350 basis points were included for the Americas and International segments, respectively, resulting in WACCs of 12.5% and 13.5% for each of our reporting units in the Americas and International segments, respectively. Applying these WACCs, the present value of cash flows during the discrete projection period and terminal value were added to estimate the fair value of the reporting units.

The discount rate utilized in the valuation of the outdoor permits as of June 30, 2009 excludes the company-specific risk premiums that were added to the industry WACCs used in the valuation of the reporting units. Management believes the exclusion of this premium is appropriate given the difference between the nature of the billboard permits and reporting unit cash flow projections. The cash flow projections utilized under the direct valuation method for the permits are derived from utilizing industry “normalized” information for the existing portfolio of permits. Given that the underlying cash flow projections are based on industry normalized information, application of an industry average discount rate is appropriate. Conversely, our cash flow projections for the overall reporting unit are based on our internal forecasts for each business and incorporate future growth and initiatives unrelated to the existing permit portfolio. Additionally, the projections for the reporting unit include cash flows related to non-permit based assets. In the valuation of the reporting unit, the company-specific risk premiums were added to the industry WACCs due to the risks inherent in achieving the projected cash flows of the reporting unit.

We also utilized the market approach to provide a test of reasonableness to the results of the discounted cash flow model. The market approach indicates the fair value of the invested capital of a business based on a company’s market capitalization (if publicly traded) and a comparison of the business to comparable publicly traded companies and transactions in its industry. This approach can be estimated through the quoted market price method, the market comparable method, and the market transaction method.

One indication of the fair value of a business is the quoted market price in active markets for the debt and equity of the business. The quoted market price of equity multiplied by the number of shares outstanding yields the fair value of the equity of a business on a marketable, noncontrolling basis. We then apply a premium for control and add the estimated fair value of interest-bearing debt to indicate the fair value of the invested capital of the business on a marketable, controlling basis.

The market comparable method provides an indication of the fair value of the invested capital of a business by comparing it to publicly traded companies in similar lines of business. The conditions and prospects of companies in similar lines of business depend on common factors such as overall demand for their products and services. An analysis of the market multiples of companies engaged in similar lines of business yields insight into investor perceptions and, therefore, the value of the subject business. These multiples are then applied to the operating results of the subject business to estimate the fair value of the invested capital on a marketable, noncontrolling basis. We then apply a premium for control to indicate the fair value of the business on a marketable, controlling basis.

The market transaction method estimates the fair value of the invested capital of a business based on exchange prices in actual transactions and on asking prices for controlling interests in similar companies recently offered for sale. This process involves comparison and correlation of the subject business with other similar companies that have recently been purchased. Considerations such as location, time of sale, physical characteristics, and conditions of sale are analyzed for comparable businesses.

The three variations of the market approach indicated that the fair value determined by our discounted cash flow model was within a reasonable range of outcomes.

Our revenue forecasts for 2009 declined 7% and 9% for Americas and International, respectively, compared to the forecasts used in the 2008 impairment test primarily as a result of our revenues realized during the first six months of 2009. These market driven changes were primarily responsible for the decline in fair value of our reporting units below their carrying value. As a result, we recognized a non-cash impairment charge to reduce our goodwill of $419.5 million.

A rollforward of our goodwill balance from December 31, 2008 through June 30, 2009 by reporting unit is as follows:

(In thousands)	Balances as of December 31, 2008	Acquisitions	Dispositions	Foreign Currency	Impairment	Adjustments	Balances as of June 30, 2009
United States Outdoor Markets	824,730	2,250	—	—	(324,893)	57,513	559,600
Switzerland	56,885	—	—	(1,214)	(7,827)	—	47,844
Ireland	14,285	—	—	131	(10,360)	—	4,056
Baltics	10,629	—	—	—	(10,235)	—	394
Americas – Mexico	8,729	—	—	6,938	(10,085)	(1)	5,581
Americas – Chile	3,964	—	—	4,435	(7,834)	—	565
Americas – Peru	45,284	—	—	—	(37,609)	—	7,675
Americas – Brazil	4,971	—	—	4,436	(9,407)	—	—
All Others - International	205,744	110	—	8,099	(1,300)		212,653
Americas – Canada	4,920	—	—	—	—	(4,920)	—

	$1,180,141	$2,360	$—	$22,825	$(419,550)	$52,592	$838,368

While we believe we had made reasonable estimates and utilized appropriate assumptions to calculate the fair value of our reporting units, it is possible a material change could occur. If future results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future. The following table shows the decline in the fair value of each of our reportable segments of a 100 basis point decline in our discrete and terminal period revenue growth rate and profit margin assumptions and a 100 basis point increase in our discount rate assumption, respectively:

(in thousands)
Reportable segment	Revenue growth rate	Profit margin	Discount rates
Americas Outdoor	$320,000	$90,000	$300,000
International Outdoor	$140,000	$100,000	$120,000

The following table shows the increase to the goodwill impairment that would have occurred using hypothetical percentage reductions in fair value, had the hypothetical reduction in fair value existed at the time of our impairment testing:

(In thousands)
Reportable segment	5%	10%	15%
Americas Outdoor	$164,950	$329,465	$493,915
International Outdoor	$7,207	$18,452	$33,774

Restructuring Program

On January 20, 2009, CC Media Holdings announced that it had commenced a restructuring program targeting a reduction of fixed costs. For the three months ended June 30, 2009, we had recognized approximately $8.1 million, $0.1 million and $1.9 million as components of direct operating expenses, selling, general and administrative (“SG&A”) expenses and corporate expenses, respectively, related to the restructuring program. For the six months ended June 30, 2009, we had recognized approximately $13.0 million, $1.0 million and $3.0 million as components of direct operating expenses, SG&A expenses and corporate expenses, respectively, related to the restructuring program.

Format of Presentation

The accompanying consolidated statements of operations and statements of cash flows are presented for two periods: post-merger and pre-merger. Preliminary purchase accounting adjustments, including goodwill, were pushed down to the opening balance sheet on July 31, 2008 as Clear Channel Communications’ merger occurred at the close of business on July 30, 2008. The merger resulted in a new basis of accounting beginning on July 31, 2008 and the financial reporting periods are presented as follows:

•

The three and six month periods ended June 30, 2009 reflect the post-merger period of the Company, including the purchase accounting adjustments related to the merger that were pushed down to the Company.

•

The three and six month periods ended June 30, 2008 reflect the pre-merger period of the Company. The consolidated financial statements for all pre-merger periods were prepared using the historical basis of accounting for the Company. As a result of the merger and the associated purchase accounting, the consolidated financial statements of the post-merger periods are not comparable to periods preceding the merger.

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

Description of Business

Our outdoor advertising business has been, and may continue to be, adversely impacted by the difficult economic conditions currently present in the United States and other countries in which we operate. The continuing weakening economy has, among other things, adversely affected our clients’ need for advertising and marketing services, resulting in increased cancellations and non-renewals by our clients, thereby reducing our occupancy levels and could require us to lower our rates in order to remain competitive, thereby reducing our yield, or affect our client’s solvency. Any one or more of these effects could materially affect our business, financial condition and results of operations.

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

In our International business, normal market practice is to sell billboards and street furniture advertising as network packages with contract terms typically ranging from one to two weeks, compared to contract terms typically ranging from four weeks to one year in the United States. In addition, competitive bidding for street furniture and transit display contracts, which constitute a larger portion of our International business, and a different regulatory environment for billboards, result in higher site lease cost in our International business compared to our Americas business. As a result, our margins are typically less in our International business than in the Americas.

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

In accordance with the Master Agreement, our branch managers follow a corporate policy allowing Clear Channel Communications to use, without charge, Americas’ displays they believe would otherwise be unsold. Our sales personnel receive partial revenue credit for that usage for compensation purposes. This partial revenue credit is not included in our reported revenue. Clear Channel Communications bears the cost of producing the advertising and we bear the costs of installing and removing this advertising. We estimated this discounted revenue would have been less than 1% of our Americas revenue for the three and six months ended June 30, 2009 and 2008.

Under the Corporate Services Agreement, Clear Channel Communications provides management services to us. These services are charged to us based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For further discussion of these services, see Note 5 to the consolidated financial statements in Item 1 of Part 1 of this Quarterly Report on Form 10-Q. For the three months ended June 30, 2009 and 2008, we recorded approximately $7.9 million and $5.6 million, respectively, as a component of corporate expenses for these services. For the six months ended June 30, 2009 and 2008, we recorded approximately $14.2 million and $12.1 million, respectively, as a component of corporate expenses for these services.

Share-Based Payments

As of June 30, 2009, there was $20.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately two years. The following table details compensation costs related to share-based payments for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009 Post-merger	2008 Pre-merger	2009 Post-merger	2008 Pre-merger
Direct operating expenses	$1,935	$2,537	$4,004	$3,957
Selling, general and administrative expenses	706	913	1,461	1,423
Corporate expenses	207	331	429	509

Total share-based payments	$2,848	$3,781	$5,894	$5,889

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of the Three and Six Months Ended June 30, 2009 to the Three and Six Months Ended June 30, 2008 is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2009 Post-merger	2008 Pre-merger	% Change	2009 Post-merger	2008 Pre-merger	% Change
Revenue	$692,117	$914,808	(24%)	$1,274,333	$1,690,387	(25%)
Operating expenses:
Direct operating expenses	392,309	490,244	(20%)	771,917	961,078	(20%)
Selling, general and administrative expenses	121,342	151,034	(20%)	239,106	295,644	(19%)
Depreciation and amortization	114,808	104,764	10%	216,716	209,854	3%
Corporate expenses	15,653	17,819	(12%)	29,899	34,053	(12%)
Impairment charge	812,390	—		812,390	—
Other operating income - net	4,353	6,100		8,965	8,472

Operating income (loss)	(760,032)	157,047		(786,730)	198,230
Interest expense (including interest on debt with Clear Channel Communications)	38,086	37,581		76,859	74,205
Equity in earnings (loss) of nonconsolidated affiliates	(21,755)	1,666		(24,048)	79,709
Other income (expense) – net	(2,612)	(2,249)		(5,780)	10,298

Income (loss) before income taxes	(822,485)	118,883		(893,417)	214,032
Income tax benefit (expense):
Current	(10,479)	(30,264)		(13,150)	(25,363)
Deferred	143,603	(9,723)		125,851	(22,524)

Income tax benefit (expense)	133,124	(39,987)		112,701	(47,887)

Consolidated net income (loss)	$(689,361)	$78,896		$(780,716)	$166,145
Amount attributable to noncontrolling interest	(263)	(1,451)		(3,738)	(3,108)

Net income (loss) attributable to the Company	$(689,098)	$80,347		$(776,978)	$169,253

Revenue

Our revenue decreased $222.7 million during the second quarter of 2009 as compared to the second quarter of 2008. Our International revenue declined $153.3 million, with approximately $58.9 million from movements in foreign exchange. Our Americas revenue declined $69.4 million, primarily from a decline in bulletin, poster and airport revenue.

Our revenue decreased $416.1 million during the first six months of 2009 as compared to the same period of 2008. Our International revenue decreased $283.5 million, with approximately $119.8 million from movements in foreign exchange. Our Americas revenue decreased $132.6 million primarily from a decline in bulletin, poster and airport revenue.

Direct Operating Expenses

Our direct operating expenses decreased $97.9 million during the second quarter of 2009 as compared to the second quarter of 2008. Direct operating expenses in the second quarter of 2009 include $8.1 million related to restructuring. Our International segment contributed $85.7 million of the overall decrease, of which $38.7 million related to movements in foreign exchange. Americas direct operating expenses decreased $12.3 million primarily driven by decreased site lease expenses.

Our direct operating expenses decreased $189.2 million during the first six months of 2009 as compared to the same period of 2008. Direct operating expenses in the first six months of 2009 include $13.0 million related to restructuring. Our International segment contributed $165.5 million of the overall decrease, of which $84.0 million related to movements in foreign exchange and the remainder of the decrease was driven by a decrease in site lease expenses. Americas direct operating expenses decreased $23.6 million primarily driven by decreased site lease expenses.

Selling, General and Administrative Expenses

Our SG&A expenses decreased $29.7 million during the second quarter of 2009 as compared to the same period of 2008. Our International SG&A expenses decreased $21.0 million primarily attributable to $10.9 million from movements in foreign exchange. SG&A expenses decreased $8.7 million in our Americas segment, primarily related to a decline in sales commissions.

Our SG&A expenses decreased $56.5 million during the first six months of 2009 as compared to the same period of 2008. Our International SG&A expenses decreased $38.3 million primarily attributable to $25.1 million from movements in foreign exchange. SG&A expenses decreased $18.2 million in our Americas segment primarily related to a decline in sales commissions.

Depreciation and Amortization

Depreciation and amortization increased $10.0 million during the three months ended June 30, 2009 as compared to the same period of 2008. The increase was primarily due to a $9.0 million increase in accelerated depreciation related to the removal of various structures and $4.5 million related to the preliminary fair value adjustments pushed down to us, partially offset by $6.0 million related to movements in foreign exchange.

Depreciation and amortization increased $6.9 million during the six months ended June 30, 2009 as compared to the same period of 2008. The increase was primarily due to a $14.5 million increase in accelerated depreciation related to the removal of various structures and $13.8 million related to the preliminary fair value adjustments pushed down to us, partially offset by $11.6 million related to movements in foreign exchange and a $6.9 million adjustment to amortization related to a change in the preliminary fair value adjustment of transit and street furniture contracts.

Corporate Expenses

Corporate expenses decreased $2.2 million and $4.2 million during the three and six months ended June 30, 2009, respectively, as compared to the same periods of 2008. Corporate expenses for the respective periods include $1.9 million and $3.0 million in restructuring charges. Offsetting the increase in expenses are declines in bonus expenses of $0.4 million and $1.5 million, respectively, and favorable foreign exchange movements of $0.7 million and $1.9 million, respectively.

Other Operating Income — Net

The $4.4 million gain in other operating income — net for the three months ended June 30, 2009 primarily relates to a $1.3 million gain on the sale of International assets. The $6.1 million gain for the three months ended June 30, 2008 consists of a $4.0 million gain on sale of office buildings in France and miscellaneous other items.

Other operating income — net for the six months ended June 30, 2009 was $9.0 million and primarily relates to items discussed above in addition to a $3.2 million gain on the sale of International assets. During the first six months of 2008, we recorded a $4.0 million gain on sale of an office building in France and a $2.6 million gain on the exchange of Americas assets.

Interest Expense (Including Interest on Debt with Clear Channel Communications)

Interest expense increased $0.5 million and $2.7 million during the three and six months ended June 30, 2009, respectively, as compared to the same periods of 2008. Interest expense is a function of the rate on the $2.5 billion note to Clear Channel Communications. The interest rate is based on Clear Channel Communications’ weighted average cost of debt, which fluctuated from 5.9% to 5.7% in 2009 and from 5.6% to 5.9% in 2008. The weighted average interest rate was 5.7% and 5.9% at June 30, 2009 and 2008, respectively.

Equity in Earnings (Loss) of Nonconsolidated Affiliates

Equity in earnings of nonconsolidated affiliates decreased $23.4 million and $103.8 million during the three and during the six months ended June 30, 2009, respectively, compared to the same periods of 2008. Included in equity in loss for the three and six months ended June 30, 2009 is a $19.7 million impairment of equity investments in our International segment.

Included in equity in earnings of nonconsolidated affiliates in the first six months of 2008 is a $75.6 million gain on the sale of Clear Channel Communications’ 50% interest in Clear Channel Independent, a South African outdoor advertising company.

Other Income (Expense) — Net

Other income (expense) – net recorded in the three and six months ended June 30, 2009 primarily relates to foreign exchange transaction gains/losses on short-term intercompany accounts.

Income Taxes

Three Months

Current tax expense for the three months ended June 30, 2009 decreased $19.8 million compared to the same period of 2008, primarily due to a decrease in income (loss) before income taxes of $129.0 million, before considering the impairment charge of $812.4 million recorded during the three months ended June 30, 2009. The effective tax rate for the three months ended June 30, 2009 decreased to 16.2% as compared to 33.6% for the same period of 2008, primarily due to the impairment charge on permanent goodwill.

Deferred tax benefits of $143.6 million were recorded for the second quarter of 2009 as compared to deferred tax expense of $9.7 million for the same period of 2008 primarily due to deferred tax benefits of $143.6 million recorded in the second quarter of 2009 related to the impairment of certain indefinite-lived intangibles.

Six Months

Current tax expense for the six months ended June 30, 2009 decreased $12.2 million compared to the same period of 2008 primarily due to a decrease in income (loss) before income taxes of $295.1 million, before considering the impairment charge of $812.4 million recorded during the three months ended June 30, 2009. In addition, the Company recorded a valuation allowance of $22.0 million during the six months ended June 30, 2009 as a result of our inability to record tax benefits on net losses generated in the current period. Due to the uncertainty of the future taxable income and limitations on net operating loss carryback claims allowed, we cannot realize tax assets which arose in the six months ended June 30, 2009 and may arise as a result of future period net operating losses. Pursuant to the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (ASC 740-10-30), deferred tax valuation allowances would be required on those tax assets. The effective tax rate for the six months ended June 30, 2009 decreased to 12.6% as compared to 22.4% for the same period of 2008, primarily due to the impairment charge on permanent goodwill.

Deferred tax benefits of $125.9 million were recorded for the six months ended June 30, 2009 as compared to deferred tax expense of $22.5 million for the same period of 2008, primarily due to deferred tax benefits of $143.6 million recorded in the second quarter of 2009 related to the impairment of certain indefinite-lived intangibles.

Americas Results of Operations

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(In thousands)	2009 Post-merger	2008 Pre-merger		2009 Post-merger	2008 Pre-merger
Revenue	$315,553	$384,978	(18%)	$585,740	$718,340	(18%)
Direct operating expenses	148,755	161,020	(8%)	293,635	317,265	(7%)
Selling, general and administrative expenses	51,398	60,057	(14%)	100,237	118,432	(15%)
Depreciation and amortization	57,860	49,273	17%	104,510	99,372	5%

Operating income	$57,540	$114,628	(50%)	$87,358	$183,271	(52%)

Three Months

Revenue declined approximately $69.4 million during the second quarter of 2009 compared to the same period of 2008 driven by a decline in bulletin, poster and airport revenues. The decline in bulletin, poster and airport revenues was driven primarily by a decline in both occupancy and rate compared to the second quarter of 2008.

Direct operating expenses decreased $12.3 million during the second quarter of 2009 compared to the same period of 2008 primarily from a $10.2 million decrease in site-lease expenses associated with our cost savings program and the decline in revenues, partially offset by $2.9 million related to restructuring. SG&A expenses decreased $8.7 million during the second quarter of 2009 compared to the same period of 2008 mainly from a $3.5 million decline in commissions and a $2.4 million decline in administrative expenses.

Depreciation and amortization increased $8.6 million primarily due to a $9.0 million increase in accelerated depreciation related to the removal of various structures, partially offset by $0.4 million of various miscellaneous decreases.

Six Months

Revenue declined approximately $132.6 million during the six months ended June 30, 2009 compared to the same period of 2008 driven by a decline in bulletin, poster and airport revenues. The decline in bulletin, poster and airport revenues was driven primarily by a decline in both occupancy and rate compared to the same period of 2008.

Direct operating expenses decreased $23.6 million during the six months ended June 30, 2009 compared to the same period of 2008 primarily from an $18.5 million decrease in site-lease expenses associated with our cost savings program and the decline in revenues, partially offset by $4.6 million related to restructuring. SG&A expenses decreased $18.2 million during the six months ended June 30, 2009 compared to the same period of 2008 mainly from a $7.1 million decline in commissions and a $6.7 million decline in administrative expenses, partially offset by $1.0 million related to restructuring.

Depreciation and amortization increased $5.1 million primarily due to a $14.5 million increase in accelerated depreciation related to the removal of various structures, partially offset by a $6.9 million adjustment to amortization related to a change in the preliminary fair value adjustment of transit and street furniture contracts.

International Results of Operations

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(In thousands)	2009 Post-merger	2008 Pre-merger		2009 Post-merger	2008 Pre-merger
Revenue	$376,564	$529,830	(29%)	$688,593	$972,047	(29%)
Direct operating expenses	243,554	329,224	(26%)	478,282	643,813	(26%)
Selling, general and administrative expenses	69,944	90,977	(23%)	138,869	177,212	(22%)
Depreciation and amortization	56,948	55,491	3%	112,206	110,482	2%

Operating income (loss)	$6,118	$54,138	(89%)	$(40,764)	$40,540	(201%)

Three Months

Revenue decreased approximately $153.3 million during the second quarter of 2009 compared to the same period of 2008, including the negative impact of foreign exchange of $58.9 million. The revenue decline occurred across most countries, with the most significant declines due to the challenging advertising markets in France and the U.K. of $18.5 million and $13.2 million, respectively.

Direct operating expenses decreased $85.7 million primarily from a decrease of $38.7 million from movements in foreign exchange. The remaining decline was primarily attributable to a $25.0 million due to the impact of the cost reduction program and the decline in revenues, and was partially offset by $5.2 million related to restructuring. SG&A expenses decreased $21.0 million principally from $10.9 million related to movements in foreign exchange and $4.8 million related to a decline in compensation expense.

Six Months

Revenue decreased approximately $283.5 million during the six months ended June 30, 2009 compared to the same period of 2008, including the negative impact of foreign exchange of $119.8 million. The revenue decline occurred across most countries, with the most significant decline in France of $46.9 million, primarily from the loss of a contract for advertising on railway land, and lower revenues in Italy and the U.K due to challenging advertising markets.

Direct operating expenses decreased $165.5 million primarily from a decrease of $84.0 million from movements in foreign exchange. The remaining decline was primarily attributable to a $52.2 million decline in site-lease expenses partially as a result of the loss of the rail contract discussed above as well as the decline in revenues, and was partially offset by $8.4 million related to restructuring. SG&A expenses decreased $38.3 million principally from $25.1 million related to movements in foreign exchange and $7.9 million related to a decline in compensation expense.

Reconciliation of Segment Operating Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009 Post-merger	2008 Pre-merger	2009 Post-merger	2008 Pre-merger
Americas	$57,540	$114,628	$87,358	$183,271
International	6,118	54,138	(40,764)	40,540
Corporate expenses	(15,653)	(17,819)	(29,899)	(34,053)
Impairment charge	(812,390)	—	(812,390)	—
Other operating income – net	4,353	6,100	8,965	8,472

Consolidated operating income (loss)	$(760,032)	$157,047	$(786,730)	$198,230

LIQUIDITY AND CAPITAL RESOURCES

Clear Channel Communications’ Merger

Clear Channel Communications’ capitalization, liquidity and capital resources substantially changed due to the consummation of its merger on July 30, 2008. Upon the closing of the merger, Clear Channel Communications incurred additional debt and became highly leveraged. We are not a borrower under Clear Channel Communications’ credit agreements other than for direct borrowings by certain of our International subsidiaries under the $150.0 million sub-limit included in Clear Channel Communications’ $2.0 billion revolving credit facility and we are not a guarantor of Clear Channel Communications’ debt. As of June 30, 2009, the outstanding balance on the sub-limit was approximately $150.0 million of which $30 million was drawn by us and the remaining amount drawn by Clear Channel Communications.

Our Company and our consolidated subsidiaries are restricted subsidiaries under Clear Channel Communications’ credit agreements and are therefore subject to various restrictions contained therein. The interest rate we pay on our $2.5 billion promissory note is based on Clear Channel Communications’ weighted average cost of debt, which was impacted due to the consummation of Clear Channel Communications’ merger. As such, our future interest expense would be effected by, among other events, another change in Clear Channel Communications’ capitalization, liquidity and capital resources. To the extent we cannot pass on our increased borrowing costs to our clients, our profitability, and potentially our ability to raise capital, could be materially affected.

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

Clear Channel Communications’ corporate credit and issue-level ratings were downgraded on June 8, 2009 by Standard & Poor’s Ratings Services. Clear Channel Communications’ corporate credit rating was lowered to “CCC” from “B-”. These ratings were removed from credit watch, where they were placed with negative implications on May 4, 2009. This recent downgrade had no impact on Clear Channel Communications’ borrowing costs under the credit agreements.

In addition, Clear Channel Communications’ long-term corporate credit rating was downgraded on August 4, 2009 by Standard & Poor’s Ratings Services. Clear Channel Communications’ corporate credit rating was lowered to “CC” from “CCC”. This recent downgrade had no impact on Clear Channel Communications’ borrowing costs under the credit agreements.

We have a revolving promissory note issued by Clear Channel Communications to us in the amount of $488.2 million as of June 30, 2009 described more fully below. We are an unsecured creditor of Clear Channel Communications with respect to the revolving promissory note.

Cash Flows

The following table summarizes our historical cash flows:

	Six Months Ended June 30,
(In thousands)	2009 Post-merger	2008 Pre-merger
Cash provided by (used in):
Operating activities	$139,651	$246,119
Investing activities	$(61,112)	$(217,698)
Financing activities	$(64,391)	$(86,436)

Operating Activities:

Net cash provided by operating activities of $139.7 million for the six months ended June 30, 2009 reflects a consolidated net loss of $780.7 million adjusted for non-cash impairment charges of $812.4 million related to goodwill and intangible assets and depreciation and amortization of $216.7 million. In addition, we recorded a $24.0 million loss in equity of nonconsolidated affiliates primarily due to a $19.7 million impairment of equity investments in our International segment. Net cash provided by operating activities was partially offset by deferred taxes of $125.9 million.

Net cash provided by operating activities of $246.1 million for the six months ended June 30, 2008 principally reflected net income of $166.1 million and depreciation and amortization of $209.9 million. In addition, in 2008 we recorded a $75.6 million gain in equity in earnings of nonconsolidated affiliates related to the sale of our 50% interest in Clear Channel Independent based on the fair value of the equity securities received as consideration.

Investing Activities:

For the six months ended June 30, 2009, we spent $34.3 million in our Americas segment for the purchase of property, plant and equipment mostly related to the construction of new billboards. We spent $32.5 million in our International segment for the purchase of property, plant and equipment related to new billboard and street furniture contracts and renewals of existing contracts. Our Americas segment paid $5.0 million, primarily for the acquisition of land and buildings. Our International segment paid $0.1 million primarily related to the acquisition of additional equity interests in outdoor companies and the acquisition of advertising structures. We also received proceeds of $4.9 million from the sale of international assets and $3.6 million from the sale of Americas assets.

For the six months ended June 30, 2008, we spent $71.8 million in our Americas segment for the purchase of property, plant and equipment mostly related to the construction of new billboards. We spent $101.5 million in our International segment for the purchase of property, plant and equipment related to new billboard and street furniture contracts and renewals of existing contracts.

Our Americas segment paid $45.9 million for the acquisition of advertising structures and the final earnout payments for Interspace Airport Advertising, which we acquired in July 2006. Our International segment paid $37.7 million primarily related to the acquisition of additional equity interests in outdoor companies and the acquisition of advertising structures. We also received proceeds of $30.3 million from the sale of international assets and $4.5 million from the sale of Americas assets.

Financing Activities:

Net cash used in financing activities of $64.4 million for the six months ended June 30, 2009 reflects a net reduction in debt and credit facilities of $5.9 million and net transfers of cash to Clear Channel Communications of $45.5 million. The net transfers of cash to Clear Channel Communications represent the activity in the “Due from/to Clear Channel Communications” account. This activity primarily relates to working capital and settlement of interest on the cash management notes and the $2.5 billion note payable to Clear Channel Communications. In addition, we purchased the remaining 15% interest in our fully consolidated subsidiary, Paneles Napsa S.A., for $13.0 million.

Net cash used in financing activities of $86.4 million for the six months ended June 30, 2008 reflected a net reduction in debt of $88.8 million and net transfers of cash to Clear Channel Communications of $1.6 million. The net transfers of cash to Clear Channel Communications represent the activity in the “Due from/to Clear Channel Communications” account. This activity primarily relates to working capital and settlement of interest on the cash management notes and the $2.5 billion note payable to Clear Channel Communications.

Anticipated Cash Requirements

Our primary source of liquidity is cash flow from operations, which has been adversely affected by the global economic downturn. The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. The current global economic downturn has resulted in a decline in advertising and marketing services among our customers, resulting in a decline in our advertising revenues across our businesses. This reduction in advertising revenues has had an adverse effect on our revenue, profit margins, cash flow and liquidity. The continuation of the global economic downturn may continue to adversely impact our revenue, profit margins, cash flow and liquidity.

As of June 30, 2009, based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations and borrowing under the cash management note with Clear Channel Communications will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. Clear Channel Communications’ ability to meet its obligations with respect to the “Due from Clear Channel Communications” account depends on its working capital needs, debt service obligations and its future operating performance and cash flow, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond its control. The inability of Clear Channel Communications to meet its obligations with respect to the “Due from Clear Channel Communications” account could have a material adverse effect on the Company’s financial condition and on the Company’s ability to meet its obligations.

Upon the maturity of the $2.5 billion note to Clear Channel Communications on August 2, 2010, if our cash flow and capital resources are insufficient to service our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our indebtedness. On June 2, 2009, we announced that we are actively pursuing alternatives to address the maturity of the $2.5 billion note to Clear Channel Communications. The alternatives may include an offering of new senior or senior subordinated notes for cash or an exchange of new senior or subordinated notes for outstanding indebtedness, with the intention of any such transaction being to refinance the $2.5 billion note to Clear Channel Communications. However, given the current economic climate, these measures might be unsuccessful or inadequate in permitting us to meet scheduled debt obligations. In light of the current credit environment, we may be unable to restructure or refinance our obligations and obtain additional equity financing or sell assets on satisfactory terms or at all. As a result, our inability to meet our debt obligations could cause us to default on those obligations. A default under any debt instrument could, in turn, result in defaults under other debt instruments. Any such defaults could materially impair our financial condition, liquidity and results of operations.

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

Furthermore, in its Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009, CC Media Holdings, our indirect parent, stated that it expects to be in compliance with the covenants under Clear Channel Communications’ senior secured credit facilities in 2009. CC Media Holdings similarly stated in such Quarterly Report that its anticipated results are also subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants. Moreover, CC

Media Holdings stated in such Quarterly Report that its ability to comply with the covenants in Clear Channel Communications’ financing agreements may be affected by events beyond CC Media Holdings’ control, including prevailing economic, financial and industry conditions. As discussed therein, the breach of any covenants set forth in Clear Channel Communications’ financing agreements would result in a default thereunder, and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, as discussed therein, the lenders under the revolving credit facility under Clear Channel Communications’ senior secured credit facilities would have the option to terminate their commitments to make further extensions of revolving credit thereunder. In addition, CC Media Holdings stated in such Quarterly Report that if CC Media Holdings is unable to repay Clear Channel Communications’ obligations under any senior secured credit facilities or the receivables based credit facility, the lenders under such senior secured credit facilities or receivables based credit facility could proceed against any assets that were pledged to secure such senior secured credit facilities or receivables based credit facility. Finally, CC Media Holdings stated in such Quarterly Report that a default or acceleration under any of Clear Channel Communications’ financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.

Our ability to fund our working capital needs, debt service and other obligations depends on our future operating performance and cash flow and Clear Channel Communications’ ability to meet its obligations with respect to the “Due from Clear Channel Communications” account and to lend under the cash management note, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our and Clear Channel Communications’ control. If our future operating performance does not meet our expectations or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing. Continuing adverse securities and credit market conditions could significantly affect the availability of credit. In addition, the $2.5 billion note and Master Agreement with Clear Channel Communications include restrictive covenants that, among other things, restrict our ability to incur additional indebtedness.

For so long as Clear Channel Communications maintains significant control over us, a deterioration in the financial condition of Clear Channel Communications could have the effect of increasing our borrowing costs or impairing our access to capital markets. Clear Channel Communications’ ability to meet its obligations with respect to the “Due from Clear Channel Communications” account depends on its working capital needs, debt service obligations and its future operating performance and cash flow, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond its control. The inability of Clear Channel Communications to meet its obligations with respect to the “Due from Clear Channel Communications” account could have a material adverse effect on our financial condition and on our ability to meet our obligations. Neither the $2.5 billion term note payable to Clear Channel Communications nor the “Due from Clear Channel Communications” note contain in their terms a right of offset. As of June 30, 2009, Clear Channel Communications had $1.5 billion recorded as “Cash and cash equivalents” on its consolidated balance sheets.

SOURCES OF CAPITAL

As of June 30, 2009 and December 31, 2008, we had the following debt outstanding, cash and cash equivalents and amounts due from Clear Channel Communications:

(In millions)	June 30, 2009	December 31, 2008
Credit facility ($150.0 million sub-limit within Clear Channel Communications’ $2.0 billion revolving credit facility)	$30.0	$30.0
Debt with Clear Channel Communications	2,500.0	2,500.0
Other debt	68.4	71.9

Total debt	2,598.4	2,601.9
Less: Cash and cash equivalents	104.6	94.8
Less: Due from Clear Channel Communications	488.2	431.6

	$2,005.6	$2,075.5

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

The interest rate on outstanding balances under the revolving credit facility is equal to an applicable margin plus, at Clear Channel Communications’ option, either (i) a base rate determined by reference to the higher of (A) the prime lending rate publicly announced by the administrative agent and (B) the federal funds effective rate from time to time plus 0.50%, or (ii) a Eurocurrency rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margin percentage is 2.40% in the case of base rate loans, and 3.40% in the case of Eurocurrency rate loans, subject to downward adjustments based upon Clear Channel Communications’ leverage ratio. At June 30, 2009, the interest rate on borrowings under the revolving credit facility was 3.8%. At August 7, 2009, the outstanding balance on this sub-limit was $30.0 million, and no amount was available for future borrowings, due to the fact that Clear Channel Communications has borrowed the remaining amount available under this facility.

Debt with Clear Channel Communications

As part of the day-to-day cash management services provided by Clear Channel Communications, we maintain accounts that represent net amounts due to or from Clear Channel Communications, which is recorded as “Due from/to Clear Channel Communications” on the consolidated balance sheet. The accounts represent the revolving promissory note issued by us to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to us in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances. The accounts accrue interest and are generally payable on demand. Interest on the cash management note owed by us accrues on the daily net negative cash position based upon LIBOR plus a margin. Interest on the cash management note owed by Clear Channel Communications accrues on the daily net positive cash position based upon the average one-month generic treasury bill rate. Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, we maintain collection bank accounts swept daily into accounts of Clear Channel Communications. In return, Clear Channel Communications funds our controlled disbursement accounts as checks or electronic payments are presented for payment. Our claim in relation to cash transferred from our concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account. If Clear Channel Communications were to become insolvent, we would be an unsecured creditor of Clear Channel Communications with respect to the revolving promissory note issued by Clear Channel Communications to us. At June 30, 2009 and December 31, 2008, the asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet was $488.2 million and $431.6 million, respectively. At June 30, 2009, we had no borrowings under the cash management note to Clear Channel Communications.

The net interest income for the three months ended June 30, 2009 and 2008 was $0.1 million and $0.7 million, respectively. The net interest income for the six months ended June 30, 2009 and 2008 was $0.2 million and $2.2 million, respectively. At June 30, 2009 and 2008, the interest rate on the “Due from Clear Channel Communications” account was 0.09% and 1.69%, respectively, which represents the average one-month generic treasury bill rate as described above.

We met our liquidity needs during the first six months of 2009 primarily through our cash flows from operations, with the balance in the “Due from Clear Channel Communications” account increasing over the balance at December 31, 2008. We are evaluating our short-term liquidity and capital expenditure needs as well as our long-term financing needs relating to the maturity of the $2.5 billion “Debt with Clear Channel Communications” discussed below. As a result of this process, we determined that classification of the “Due from Clear Channel Communications” account as a long term asset is appropriate at June 30, 2009. The terms and conditions of the revolving promissory note issued by Clear Channel Communications to us have not changed.

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

We have a note in the original principal amount of $2.5 billion to Clear Channel Communications which matures on August 2, 2010 and may be prepaid in whole at any time, or in part from time to time. The note accrues interest at a variable per annum rate equal to Clear Channel Communications’ weighted average cost of debt, calculated on a monthly basis. This note is mandatorily payable upon our change of control (as defined in the note) and, subject to certain exceptions, all net proceeds from debt or equity raised by us must be used to prepay such note. At June 30, 2009, the interest rate on the $2.5 billion note was 5.7%.

Upon the maturity of such note with Clear Channel Communications, if our cash flow and capital resources are insufficient to service our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our indebtedness. On June 2, 2009, we announced that we are actively pursuing alternatives to address the maturity of the $2.5 billion note to Clear Channel Communications. The alternatives may include an offering of new senior or senior subordinated notes for cash or an exchange of new senior or subordinated notes for outstanding indebtedness, with the intention of any such transaction being to refinance the $2.5 billion note to Clear Channel Communications. However, given the current economic climate, these measures might be unsuccessful or inadequate in permitting us to meet scheduled debt service obligations. In light of the current credit environment, we may be unable to restructure or refinance our obligations and obtain additional equity financing or sell assets on satisfactory terms or at all. As a result, our inability to meet our debt obligations could cause us to default on those obligations. A default under any debt instrument could, in turn, result in defaults under other debt instruments. Any such defaults could materially impair our financial condition, liquidity and results of operations.

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

As long as Clear Channel Communications maintains a significant interest in us, pursuant to the Master Agreement between Clear Channel Communications and us, Clear Channel Communications will have the option to limit our ability to incur debt or issue equity securities, which could adversely affect our ability to meet our liquidity needs. In addition, the $2.5 billion note requires us to prepay it in full upon a change of control (as defined in the note) and, upon our issuances of equity and incurrence of debt, subject to certain exceptions, to prepay the note in the amount of net proceeds received from such events. Under the Master Agreement with Clear Channel Communications and the $2.5 billion note, we are limited in our borrowing from third parties to no more than $400.0 million (including borrowings under the $150.0 million sub-limit of Clear Channel Communications’ $2.0 billion revolving credit facility). As a result of current borrowings and commitments, we were limited to approximately $171.6 million in additional external borrowings as of June 30, 2009.

Other Debt

Other debt consists primarily of loans with international banks. At June 30, 2009, approximately $68.4 million was outstanding as other debt.

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

Clear Channel Communications’ senior secured credit facilities, of which the $2.0 billion revolving credit facility comprises a part, requires Clear Channel Communications to comply on a quarterly basis with a maximum consolidated senior secured net debt to adjusted EBITDA (as calculated in accordance with the senior secured credit facilities) ratio (maximum of 9.5:1). This financial covenant becomes more restrictive over time beginning in the second quarter of 2013. In its Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009, CC Media Holdings stated that its secured leverage, defined as secured debt, net of cash, divided by the trailing 12-month consolidated EBITDA (as calculated in accordance with the senior secured credit facilities) was 8.1:1 at June 30, 2009.

There are no significant covenants or events of default contained in the cash management note issued by Clear Channel Communications to us or the cash management note issued by us to Clear Channel Communications.

At June 30, 2009, we were in compliance with all debt covenants.

Dispositions and Other

During the six months ended June 30, 2009, we sold international assets for $4.9 million resulting in a gain of $5.0 million. In addition, we sold assets for $3.6 million in the Americas and recorded a gain of $2.9 million in “Other operating income – net.”

USES OF CAPITAL

Acquisitions

During the six months ended June 30, 2009, our Americas segment paid $5.0 million in cash for the acquisition of land and buildings. In addition, our International segment paid $0.1 million, primarily related to the acquisition of additional equity interests in an outdoor company and the acquisition of advertising structures. Additionally, our Company’s Americas segment purchased the remaining 15% interest in our fully consolidated subsidiary, Paneles Napsa S.A., for $13.0 million.

Capital Expenditures

Our capital expenditures have consisted of the following:

	Six Months Ended June 30,
(In millions)	2009 Post-merger	2008 Pre-merger
Non-revenue producing	$17.7	$43.4
Revenue producing	49.1	129.9

Total capital expenditures	$66.8	$173.3

We define non-revenue producing capital expenditures as those expenditures required on a recurring basis. Revenue producing capital expenditures are discretionary capital investments for new revenue streams, similar to an acquisition.

Commitments, Contingencies and Guarantees

From time to time, we are involved in legal proceedings arising in the ordinary course of business. Under our agreements with Clear Channel Communications, we have assumed and will indemnify Clear Channel Communications for liabilities related to our business. Other than as described in our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 3 of the Notes to the Consolidated Financial Statements in Item 1 of Part 1 of this Quarterly Report on Form 10-Q, we do not believe there is any litigation pending that would have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flow.

Certain agreements relating to acquisitions provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired company generally over a one to five-year period. We will continue to accrue additional amounts related to such contingent payments if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, would not significantly impact our financial position, results of operations or cash flow.

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

Inflation

Inflation is a factor in the economies in which we do business and we continue to seek ways to mitigate its effect. Although the exact impact of inflation is indeterminable, to the extent permitted by competition, we pass increased costs on to our customers by increasing our effective advertising rates over time.

MARKET RISK

We are exposed to market risks arising from changes in market rates and prices, including movements in interest rates, equity security prices and foreign currency exchange rates.

Interest Rate Risk

We had approximately $2.6 billion total debt outstanding as of June 30, 2009, of which $2.5 billion is debt with Clear Channel Communications. The debt with Clear Channel Communications accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. Furthermore, in its Quarterly Report on Form 10-Q filed with the SEC on August 10, 2009 CC Media Holdings stated that 46% of its debt was variable based on market interest rates. Each 50 basis point increase or decrease in interest rates would have resulted in a corresponding increase or decrease in our interest expense and cash outlay for the six months ended June 30, 2009 of approximately $3.1 million. This potential increase or decrease is based on the simplified assumption that the level of floating rate debt remained constant as of June 30, 2009. An increase or decrease to interest rates is then assumed and applied to that floating rate debt balance to determine the per annum effect. This potential increase or decrease does not include any adjustment for a change in the fixed rate debt of Clear Channel Communications, which currently constitutes 54% of its total debt.

Equity Price Risk

The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value and comprehensive loss at June 30, 2009 by $2.7 million. For a further discussion of our available-for-sale equity securities, see Note 3 to the Consolidated Financial Statements in Item 1 of Part 1 of this Quarterly Report on Form 10-Q.

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies, except in the hyper-inflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported a net loss of approximately $192.2 million for the six months ended June 30, 2009. We estimate a 10% change in the value of the U.S. dollar relative to foreign currencies would have changed our net loss for the six months ended June 30, 2009, by approximately $19.2 million.

Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our equity method investments in various countries. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at June 30, 2009 would change our equity in earnings of nonconsolidated affiliates by $2.4 million and would change our net loss by approximately $1.5 million for the six months ended June 30, 2009.

This analysis does not consider the implications such currency fluctuations could have on the overall economic activity that could exist in such an environment in the United States or the foreign countries or on the results of operations of these foreign entities.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“Statement No. 168”), was issued in June 2009. Statement No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Statement No. 168 establishes the codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Statement No. 168 shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the provisions of Statement No. 168 on July 1, 2009 and have updated its references to specific GAAP literature parenthetically to reflect the codification.

        Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”), was issued in June 2009. Statement No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Statement No. 167 amends Financial Accounting Standards Board

Interpretation No. 46(R), Consolidation of Variable Interest Entities (“Interpretation No. 46(R)” or ASC 810-10-25), to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity. Statement No. 167 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. These requirements will provide more relevant and timely information to users of financial statements. Statement No. 167 amends Interpretation No. 46(R) to require additional disclosures about an enterprise’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. We will adopt Statement No. 167 on January 1, 2010 and are currently evaluating the impact of adoption.

Statement of Financial Accounting Standards No. 165, Subsequent Events (“Statement No. 165” or ASC Topic 855), was issued in May 2009. Statement No. 165 is effective for interim and annual periods ending after June 15, 2009 and is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. In accordance with the provisions of Statement No. 165, we are currently evaluating subsequent events through the date the financial statements are issued.

We retrospectively adopted the provisions of Financial Accounting Standards Board Staff Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1” or ASC 260-10-45), on January 1, 2009. FSP EITF 03-6-1 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. Guidance is also provided on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. There was no impact of adopting FSP EITF 03-6-1 to previously reported earnings per share for the three or six months ended June 30, 2008.

Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“Statement No. 160” or ASC 810-10-45), was issued in December 2007. Statement No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under this guidance, noncontrolling interests are considered equity and should be reported as an element of consolidated equity, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests, and increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. The provisions of Statement No. 160 are effective for the first annual reporting period beginning on or after December 15, 2008, and earlier application is prohibited. Guidance is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. We adopted the provisions of Statement No. 160 on January 1, 2009, which resulted in a reclassification of approximately $211.8 million of noncontrolling interests to shareholders’ equity.

Financial Accounting Standards Board Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. FAS 157-4” or ASC 820-10), was issued in April 2009. FSP No. FAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. FSP No. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. This guidance shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. We adopted the provisions of FSP No. FAS 157-4 on April 1, 2009 with no material impact to our financial position or results of operations.

Financial Accounting Standards Board Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2” or ASC 320-10-35), was issued in April 2009. It amends the other- than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. We adopted the provisions of FSP FAS 115-2 and FAS 124-2 on April 1, 2009 with no material impact to our financial position or results of operations.

Financial Accounting Standards Board Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP No. FAS 141(R)-1” or ASC 805-20), was issued in April 2009. FSP No. FAS 141(R)-1 addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of FSP No. FAS 141(R)-1 on accounting for contingencies in a business combination is dependent upon the nature of future acquisitions.

Financial Accounting Standards Board Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1 and APB 28-1” or ASC 825-10-50), was issued in April 2009. FSP No. FAS 107-1 and APB 28-1 amends prior authoritative guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The provisions of FSP No. FAS 107-1 and APB 28-1 shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the disclosure requirements of FSP No. FAS 107-1 and APB 28-1 on April 1, 2009.

Financial Accounting Standards Board Staff Position Emerging Issues Task Force 08-6, Equity Method Investment Accounting Considerations (“FSP EITF 08-6” or ASC 323-10-35), was issued in November 2008. FSP EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This guidance is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, and shall be applied prospectively. We adopted the provisions of FSP EITF 08-6 on January 1, 2009 with no material impact to our financial position or results of operations.

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

•

the impact of the global economic downturn, which has adversely affected advertising revenues across our businesses and other general economic and political conditions in the United States and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;

•	our cost-saving initiatives may not be entirely successful;

•	the impact of the geopolitical environment;

•	access to capital markets and borrowed indebtedness;

•	shifts in population and other demographics;

•	industry conditions, including competition;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	changes in labor conditions;

•	fluctuations in exchange rates and currency values;

•	capital expenditure requirements;

•	the outcome of pending and future litigation settlements;

•	legislative or regulatory requirements;

•	changes in interest rates;

•	the effect of leverage on our financial position and earnings;

•	taxes;

•	our ability to integrate the operations of recently acquired companies;

•	the impact of the above and similar factors on Clear Channel Communications, our primary direct or indirect external source of capital; and

•	certain other factors set forth in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2008.

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

The Company, under the supervision and with the participation of management, including our principal executive and principal financial officers evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009 to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table sets forth the Company’s purchases of its Class A common stock registered pursuant to Section 12 of the Exchange Act that occurred during the quarter ended June 30, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	—	—	—	—
May 1 through May 31	9,476	$3.71	—	—
June 1 through June 30	—	—	—	—

Total	9,476	$3.71	—	—

(1)    The shares indicated consist of shares tendered by employees to the Company during the three months ended June 30, 2009, to satisfy the employees’ tax withholding obligations in connection with the vesting and release of restricted shares, which are repurchased by the Company based on their fair market value on the date the relevant transaction occurs.

(2)    The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 27, 2009. Margaret W. Covell, Mark P. Mays and Dale W. Tremblay were elected as directors and each will serve a three-year term or until his or her successor has been elected and qualified, subject to earlier resignation or removal.

The results of voting at the Annual Meeting of Stockholders were as follows:

Proposal No. 1

(Election of Directors)

Nominee	For	Withheld
Margaret W. Covell	6,311,130,402	25,658,431
Mark P. Mays	6,311,394,887	25,393,946
Dale W. Tremblay	6,335,643,893	1,144,940

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 31, 2006).

3.2	Amended and Restated Bylaws of Clear Channel Outdoor Holdings, Inc., as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed February 14, 2008).

4.1	Form of Specimen Class A Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-127375 (the “Registration Statement”)).

4.2	Form of Specimen Class B Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 4.2 to the Registration Statement).

10.1	Form of Independent Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 3, 2009).

10.2	Form of Affiliate Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 3, 2009).

11*	Statement re: Computation of Per Share Earnings.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

August 10, 2009	/s/ Randall T. Mays
Randall T. Mays Chief Financial Officer

August 10, 2009	/s/ Herbert W. Hill, Jr.
Herbert W. Hill, Jr. Senior Vice President and Chief Accounting Officer