Form 10-Q
period 2009-09-30
Clear Channel Outdoor Holdings, Inc.
filed 2009-11-09
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2009
Class A Common Stock, $.01 par value	40,658,399
Class B Common Stock, $.01 par value	315,000,000

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

INDEX

Page No.
Part I — Financial Information

Item 1. Unaudited Financial Statements

Consolidated Balance Sheets at September 30, 2009 and December 31, 2008	3

Consolidated Statements of Operations for the three and nine months ended September 30, 2009, the post-merger period from July 31 through September 30, 2008, the pre-merger period from July 1 through July 30, 2008, and the pre-merger period from January 1 through July 30, 2008	5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009, the post-merger period from July 31 through September 30, 2008 and the pre-merger period from January 1 through July 30, 2008	7

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	46

Item 4. Controls and Procedures	46

Part II — Other Information

Item 1. Legal Proceedings	47

Item 1A. Risk Factors	47

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3. Defaults Upon Senior Securities	47

Item 4. Submission of Matters to a Vote of Security Holders	47

Item 5. Other Information	47

Item 6. Exhibits	48

Signatures	49

PART I

Item 1.	UNAUDITED FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

	September 30, 2009 (Unaudited)	December 31, 2008 (As adjusted)*
CURRENT ASSETS
Cash and cash equivalents	$165,392	$94,812
Accounts receivable, less allowance of $50,089 at September 30, 2009 and $48,600 at December 31, 2008	737,668	806,553
Due from Clear Channel Communications	529,018	431,641
Prepaid expenses	74,166	69,817
Other current assets	179,413	144,700
Income taxes receivable	11,652	7,129

Total Current Assets	1,697,309	1,554,652

PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	209,884	201,210
Structures	2,498,666	2,355,776
Furniture and other equipment	68,055	60,476
Construction in progress	58,649	85,791

	2,835,254	2,703,253
Less accumulated depreciation	336,955	116,533

	2,498,299	2,586,720

INTANGIBLE ASSETS
Definite-lived intangibles, net	847,596	1,000,485
Indefinite-lived intangibles – permits	1,137,201	1,529,068
Goodwill	912,366	1,180,141

OTHER ASSETS
Notes receivable	2,780	3,140
Investments in, and advances to, nonconsolidated affiliates	28,532	51,812
Other assets	102,702	122,231
Other investments	12,275	22,512

Total Assets	$7,239,060	$8,050,761

*	As adjusted for the adoption of ASC 810-10-45, which requires minority interests to be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets.

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

(In thousands)

	September 30, 2009 (Unaudited)	December 31, 2008 (As adjusted)*
CURRENT LIABILITIES
Accounts payable	$85,138	$118,290
Accrued expenses	481,434	494,250
Accrued interest	414	292
Deferred income	134,734	109,511
Current portion of long-term debt	2,579,895	69,522

Total Current Liabilities	3,281,615	791,865

Long-term debt	31,336	32,332
Debt with Clear Channel Communications	—	2,500,000
Other long-term liabilities	253,215	178,875
Deferred tax liability	852,768	1,003,866

Commitments and contingent liabilities (Note 4)

SHAREHOLDERS’ EQUITY
Noncontrolling interest	192,502	211,813
Class A common stock	407	407
Class B common stock	3,150	3,150
Additional paid-in capital	6,674,160	6,676,714
Retained deficit	(3,829,991)	(3,018,637)
Accumulated other comprehensive loss	(220,021)	(329,580)
Cost of shares held in treasury	(81)	(44)

Total Shareholders’ Equity	2,820,126	3,543,823

Total Liabilities and Shareholders’ Equity	$7,239,060	$8,050,761

*	As adjusted for the adoption of ASC 810-10-45, which requires minority interests to be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets.

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30, 2009	Period from July 31 through September 30, 2008	Period from July 1 through July 30, 2008
	Post-Merger	Post-Merger (As adjusted)*	Pre-Merger (As adjusted)*
Revenue	$660,622	$541,699	$271,676
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	398,766	304,763	158,354
Selling, general and administrative expenses (excludes depreciation and amortization)	108,824	93,175	49,202
Depreciation and amortization	111,053	81,015	37,783
Corporate expenses (excludes depreciation and amortization)	15,547	11,231	5,311
Other operating income – net	1,160	1,528	2,506

Operating income	27,592	53,043	23,532
Interest expense on debt with Clear Channel Communications	36,558	29,440	14,508
Interest expense	1,350	966	504
Interest income on Due from Clear Channel Communications	133	766	430
Loss on marketable securities	(11,315)	—	—
Equity in loss of nonconsolidated affiliates	(2,046)	(947)	(8,867)
Other income (expense) – net	492	(977)	3,067

Income (loss) before income taxes	(23,052)	21,479	3,150
Income tax benefit (expense):
Current	(13,025)	(5,032)	(4,808)
Deferred	2,026	(82)	1,119

Income tax expense	(10,999)	(5,114)	(3,689)

Consolidated net income (loss)	(34,051)	16,365	(539)
Amount attributable to noncontrolling interest	325	5,551	1,160

Net income (loss) attributable to the Company	$(34,376)	$10,814	$(1,699)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	47,637	(118,420)	(10,306)
Unrealized loss on marketable securities	(2,165)	(20,685)	(2,404)
Reclassification adjustment	11,836	—	(285)

Comprehensive income (loss)	22,932	(128,291)	(14,694)
Amount attributable to noncontrolling interest	2,981	(7,497)	(999)

Comprehensive income (loss) attributable to the Company	$19,951	$(120,794)	$(13,695)

Net income (loss) per common share attributable to the Company:
Basic	$(.10)	$.03	$(.00)
Weighted average common shares outstanding – Basic	355,389	355,294	355,294
Diluted	$(.10)	$.03	$(.00)
Weighted average common shares outstanding – Diluted	355,389	355,655	355,294

*	As adjusted for the adoption of ASC 810-10-45, which provides that net income or loss of an entity includes amounts attributable to the noncontrolling interest.

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Nine Months Ended September 30, 2009	Period from July 31 through September 30, 2008	Period from January 1 through July 30, 2008
	Post-Merger	Post-Merger (As adjusted)*	Pre-Merger (As adjusted)*
Revenue	$1,934,955	$541,699	$1,962,063
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,170,683	304,763	1,119,432
Selling, general and administrative expenses (excludes depreciation and amortization)	347,930	93,175	344,846
Depreciation and amortization	327,769	81,015	247,637
Corporate expenses (excludes depreciation and amortization)	45,446	11,231	39,364
Impairment charge	812,390	—	—
Other operating income – net	10,125	1,528	10,978

Operating income (loss)	(759,138)	53,043	221,762
Interest expense on debt with Clear Channel Communications	110,368	29,440	87,464
Interest expense	4,624	966	3,913
Interest income on Due from Clear Channel Communications	358	766	2,590
Loss on marketable securities	(11,315)	—	—
Equity in earnings (loss) of nonconsolidated affiliates	(26,094)	(947)	70,842
Other income (expense) – net	(5,288)	(977)	13,365

Income (loss) before income taxes	(916,469)	21,479	217,182
Income tax benefit (expense):
Current	(26,175)	(5,032)	(30,171)
Deferred	127,877	(82)	(21,405)

Income tax benefit (expense)	101,702	(5,114)	(51,576)

Consolidated net income (loss)	(814,767)	16,365	165,606
Amount attributable to noncontrolling interest	(3,413)	5,551	(1,948)

Net income (loss) attributable to the Company	$(811,354)	$10,814	$167,554
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	116,553	(118,420)	87,476
Unrealized loss on marketable securities	(11,315)	(20,685)	(27,496)
Reclassification adjustment	11,323	—	(285)

Comprehensive income (loss)	(694,793)	(128,291)	227,249
Amount attributable to noncontrolling interest	7,002	(7,497)	14,019

Comprehensive income (loss) attributable to the Company	$(701,795)	$(120,794)	$213,230

Net income (loss) per common share attributable to the Company:
Basic	$(2.29)	$.03	$.47
Weighted average common shares outstanding – Basic	355,364	355,294	355,178
Diluted	$(2.29)	$.03	$.47
Weighted average common shares outstanding – Diluted	355,364	355,655	355,741

*	As adjusted for the adoption of ASC 810-10-45, which provides that net income or loss of an entity includes amounts attributable to the noncontrolling interest.

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30, 2009	Period from July 31 through September 30, 2008	Period from January 1 through July 30, 2008
	Post-Merger	Post-Merger (As adjusted)*	Pre-Merger (As adjusted)*
Cash flows provided by (used in) operating activities:
Consolidated net income (loss)	$(814,767)	$16,365	$165,606

Reconciling items:
Impairment charge	812,390	—	—
Depreciation and amortization	327,769	81,015	247,637
Deferred taxes	(127,877)	82	21,405
Provision for doubtful accounts	9,059	2,760	8,588
Gain on sale of operating and fixed assets	(10,125)	(1,528)	(10,978)
Loss on marketable securities	11,315	—	—
Equity in (earnings) loss of nonconsolidated affiliates	26,094	947	(70,842)
Other reconciling items, net	11,168	1,729	6,506
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions	24,856	14,797	(36,600)

Net cash provided by operating activities	269,882	116,167	331,322

Cash flows provided by (used in) investing activities:
Change in notes receivable, net	299	111	239
Change in investments in, and advances to nonconsolidated affiliates – net	(4,354)	(3,552)	7,646
Purchases of property, plant and equipment	(113,976)	(38,821)	(199,122)
Proceeds from disposal of assets	10,656	1,397	38,630
Acquisition of operating assets, net of cash acquired	(5,125)	(19,972)	(84,821)
Change in other – net	19,396	(14,489)	4,296

Net cash used in investing activities	(93,104)	(75,326)	(233,132)

Cash flows provided by (used in) financing activities:
Draws on credit facilities	6,508	—	72,150
Payments on credit facilities	(3,784)	(4,171)	(157,774)
Proceeds from long-term debt	—	456	5,476
Payments on long-term debt	(2,191)	(11,667)	(4,662)
Net transfers to Clear Channel Communications	(86,309)	(15,218)	(83,585)
Payments for purchase of noncontrolling interest	(25,190)	—	—
Proceeds from exercise of stock options	—	—	4,261
Other, net	—	—	(264)

Net cash used in financing activities	(110,966)	(30,600)	(164,398)

Effect of exchange rate changes on cash	4,768	(1,237)	4,436

Net increase (decrease) in cash and cash equivalents	70,580	9,004	(61,772)

Cash and cash equivalents at beginning of period	94,812	73,125	134,897

Cash and cash equivalents at end of period	$165,392	$82,129	$73,125

*	As adjusted for the adoption of ASC 810-10-45, which provides that net income or loss of an entity includes amounts attributable to the noncontrolling interest.

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS

Preparation of Interim Financial Statements

The consolidated financial statements were prepared by Clear Channel Outdoor Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading.

The Company became a publicly traded company on November 11, 2005, through an initial public offering (“IPO”), in which it sold 10% of its common stock, or 35.0 million shares of Class A common stock. Prior to the IPO, the Company was an indirect wholly-owned subsidiary of Clear Channel Communications. Clear Channel Communications currently owns all outstanding shares of the Company’s Class B common stock, representing approximately 89% of the outstanding shares of common stock and approximately 99% of the total voting power of common stock.

Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K. The Company has evaluated subsequent events through November 9, 2009, the date that these financial statements were issued.

The consolidated financial statements include the accounts of the Company and its subsidiaries and give effect to allocations of expenses from Clear Channel Communications, Inc. (“Clear Channel Communications”). These allocations were made on a specifically identifiable basis or using relative percentages of headcount or other methods management considered to be a reasonable reflection of the utilization of services provided. Significant intercompany transactions have been eliminated in consolidation. Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the Company are accounted for under the equity method.

Clear Channel Communications’ Merger

Clear Channel Communications consummated its merger with a wholly-owned subsidiary of CC Media Holdings, Inc. (“CC Media Holdings”) on July 30, 2008 (the “merger”) and accounted for the merger as a purchase business combination in conformity with Statement of Financial Accounting Standards No. 141, Business Combinations, and Emerging Issues Task Force Issue 88-16, Basis in Leveraged Buyout Transactions. ASC 805-50-S99-1 requires the application of push down accounting in situations where the ownership of an entity has changed. As a result, the post-merger financial statements of the Company reflect the new basis of accounting. The purchase price allocation was complete as of July 30, 2009 in accordance with ASC 805-10-25, which requires that the allocation period not exceed one year from the date of acquisition.

The accompanying consolidated statements of operations and statements of cash flows are presented for two periods: post-merger and pre-merger. Purchase accounting adjustments pursuant to the aforementioned standards were pushed down to the opening balance sheet of the Company on July 31, 2008, as the merger occurred at the close of business on July 30, 2008. The merger resulted in a new basis of accounting beginning on July 31, 2008 and the financial reporting periods are presented as follows:

•

The three and nine month periods ended September 30, 2009 and the period from July 31 through September 30, 2008 reflect the post-merger period of the Company, including the purchase accounting adjustments related to the merger that were pushed down to the Company.

•

The periods from January 1 through July 30, 2008 and July 1 through July 30, 2008 reflect the pre-merger period of the Company. The consolidated financial statements for all pre-merger periods were prepared using the historical basis of accounting for the Company. As a result of the merger and the associated purchase accounting, the consolidated financial statements of the post-merger periods are not comparable to periods preceding the merger.

The opening balance sheet reflected the preliminary allocation of purchase price, based on available information and certain assumptions management believed were reasonable. During the first seven months of 2009, the Company decreased the initial fair value estimate of its permits, contracts, site leases and other assets and liabilities primarily in its Americas segment by $100.7 million based on additional information received, which resulted in an increase to goodwill of $55.8 million and a decrease to deferred taxes of $44.9 million. During the third quarter of 2009, the Company recorded a $45.0 million increase to goodwill in its International outdoor segment related to the fair value of certain minority interests recorded pursuant to ASC 480-10-S99, which distinguishes liabilities from equity, and which had no related tax effect. In addition, during the third quarter of 2009, the Company adjusted deferred taxes by $24.5 million to true-up its tax rates in certain jurisdictions that were estimated in the initial purchase price allocation.

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

Liquidity

The Company’s primary source of liquidity is cash flow from operations, which has been adversely affected by the global economic downturn. The risks associated with the Company’s businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. The global economic downturn has resulted in a decline in advertising and marketing services among customers, resulting in a decline in advertising revenues across the Company’s businesses. This reduction in advertising revenues has had an adverse effect on revenue, profit margins, cash flow and liquidity. A continuation of the global economic downturn would continue to adversely impact revenue, profit margins, cash flow and liquidity.

Another significant source of the Company’s liquidity is borrowings under the cash management notes with Clear Channel Communications. Clear Channel Communications’ ability to meet its obligations with respect to the “Due from Clear Channel Communications” account and to lend under the cash management note depends on its working capital needs, debt service obligations and its future operating performance and cash flow, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond its control. The inability of Clear Channel Communications to meet its obligations with respect to the “Due from Clear Channel Communications” account could have a material adverse effect on the Company’s financial condition and on the Company’s ability to meet its obligations. The cash management notes mature on August 10, 2010. After such date, Clear Channel Communications will continue to provide day-to-day cash management services to the Company pursuant to the Corporate Services Agreement, whereby the Company’s bank accounts are swept daily into accounts of Clear Channel Communications. The net balance as a result of these cash management services will continue to be reflected as “Due from/to Clear Channel Communications” on the balance sheet.

The Company’s $2.5 billion note to Clear Channel Communications matures on August 2, 2010. On June 2, 2009, the Company announced that it is actively pursuing alternatives to address the maturity of the $2.5 billion note to Clear Channel Communications. The alternatives to refinance the $2.5 billion note to Clear Channel Communications may include the use of its cash flow and capital resources, seeking an extension of the maturity of the note, selling assets, seeking additional equity capital, an offering of new senior or senior subordinated notes for cash, an exchange of new senior or subordinated notes for outstanding indebtedness or other transactions.

Management believes that the Company will be successful in obtaining financing due to its long history of strong operating margins and free cash flow generation through its portfolio of diversified products and geographically diverse markets. However, management also believes that new financing would likely carry higher interest rates and may contain more restrictive terms than its current agreements based on prevailing interest rates and current debt capital market conditions. Higher interest rates would reduce the Company’s capital available for investment and growth and terms may restrict, among other things, its ability to invest in its business. The $2.5 billion note and Master Agreement with Clear Channel Communications include restrictive covenants that, among other things, restrict the Company’s ability to incur additional indebtedness. Therefore, any refinancing of the $2.5 billion note must be approved by the parent, Clear Channel Communications, and there is no such assurance that the Company would receive such approval. The Company is pursuing these alternatives which might be unsuccessful or inadequate in permitting it to meet scheduled debt obligations. Additionally, in light of the current credit environment, the Company may be unable to restructure or refinance its obligations and obtain additional equity financing or sell assets on satisfactory terms or at all. As a result, the Company’s inability to meet its debt obligations could cause it to default on those obligations. A default under any debt instrument could, in turn, result in defaults under other debt instruments. Any such defaults could materially impair its financial condition, liquidity and results of operations.

In January 2009, CC Media Holdings announced that it commenced a restructuring program targeting a reduction of fixed costs. The Company recognized approximately $6.6 million and $23.6 million of expenses related to the restructuring program during the three and nine months ended September 30, 2009, respectively.

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

Furthermore, in its Quarterly Report on Form 10-Q filed with the SEC on November 9, 2009, CC Media Holdings, the Company’s indirect parent, stated that it expects to be in compliance with the covenants under Clear Channel Communications’ senior secured credit facilities in 2009. CC Media Holdings similarly stated in such Quarterly Report that its anticipated results are also subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants. Moreover, CC Media Holdings stated in such Quarterly Report that its ability to comply with the covenants in Clear Channel Communications’ financing agreements may be affected by events beyond CC Media Holdings’ control, including prevailing economic, financial and industry conditions. As discussed therein, the breach of any covenants set forth in Clear Channel Communications’ financing agreements would result in a default thereunder, and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, as discussed therein, the lenders under the revolving credit facility under Clear Channel Communications’ senior secured credit facilities would have the option to terminate their commitments to make further extensions of revolving credit thereunder. In addition, CC Media Holdings stated in such Quarterly Report that if CC Media Holdings is unable to repay Clear Channel Communications’ obligations under any senior secured credit facilities or the receivables based credit facility, the lenders under such senior secured credit facilities or receivables based credit facility could proceed against any assets that were pledged to secure such senior secured credit facilities or receivables based credit facility. Finally, CC Media Holdings stated in such Quarterly Report that a default or acceleration under any of Clear Channel Communications’ financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.

For so long as Clear Channel Communications maintains significant control over the Company, a deterioration in the financial condition of Clear Channel Communications could have the effect of increasing the Company’s borrowing costs or impairing the Company’s access to capital markets. Neither the $2.5 billion term note payable to Clear Channel Communications nor the “Due from Clear Channel Communications” note contain in their terms a right of offset. As of September 30, 2009, Clear Channel Communications had $1.4 billion recorded as “Cash and cash equivalents” on its consolidated balance sheets. The $2.5 billion note and Master Agreement with Clear Channel Communications include restrictive covenants that, among other things, restrict the Company’s ability to incur additional indebtedness.

CC Media Holdings’ and Clear Channel Communications’ corporate credit and issue-level ratings were downgraded on June 8, 2009 by Standard & Poor’s Ratings Services. CC Media Holdings’ and Clear Channel Communications’ corporate credit ratings were lowered from “B-” to “CCC”, where they currently remain. The downgrade had no impact on CC Media Holdings’ and Clear Channel Communications’ borrowing costs under the credit agreements.

Impairment Charges

The Company performed an interim impairment test on its indefinite-lived intangible assets as of June 30, 2009 as a result of the global economic downturn and its negative impact on the Company’s business. The industry cash flow forecasts during the first six months of 2009 were below the forecasts used in the discounted cash flow models used to calculate the impairments at December 31, 2008. The estimated fair value of the Company’s permits was below their carrying value, which resulted in a non-cash impairment charge of $345.4 million. See Note 2 for further discussion.

The Company also performed an interim goodwill impairment test as of June 30, 2009. The revenue forecasts for 2009 declined 7% and 9% for the Americas outdoor segment and International outdoor segment, respectively, compared to the forecasts used in the 2008 impairment test primarily as a result of the revenues realized during the first six months of 2009. As a result, the estimated fair value of the reporting units was below their carrying value, which required the Company to compare the implied fair value of each reporting unit’s goodwill with its carrying value. As a result, the Company recognized a non-cash impairment charge of $419.5 million to reduce goodwill. See Note 2 for further discussion.

Additionally, the Company impaired certain contracts in its Americas outdoor and International outdoor segments by $38.8 million. See Note 2 for further discussion.

Share-Based Compensation Cost

Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. The following table details compensation costs related to share-based payments for the three and nine months ended September 30, 2009 and 2008:

(In thousands)	Three Months Ended September 30, 2009	Period from July 31 through September 30, 2008	Period from July 1 through July 30, 2008	Nine Months Ended September 30, 2009	Period from January 1 through July 30, 2008
	Post-Merger	Post-Merger	Pre-Merger	Post-Merger	Pre-Merger
Direct operating expenses	$1,694	$1,394	$1,062	$5,698	$5,019
Selling, general and administrative expenses	618	181	381	2,079	1,804
Corporate expenses	182	152	76	611	585

Total share-based payments	$2,494	$1,727	$1,519	$8,388	$7,408

As of September 30, 2009, there was $18.4 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately two years.

New Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update No. 2009-05, Measuring Liabilities at Fair Value. The update is to ASC Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. The purpose of this update is to reduce ambiguity in financial reporting when measuring the fair value of liabilities. The guidance provided in this update is effective for the first reporting period beginning after the date of issuance. The Company will adopt the amendment on October 1, 2009 and does not anticipate the adoption to have a material impact on its financial position or results of operations.

Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, codified in ASC 105-10, was issued in June 2009. ASC 105-10 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. ASC 105-10 establishes the ASC as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Following this statement, the FASB will issue new standards in the form of Accounting Standards Updates (“ASUs”). ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of ASC 105-10 on July 1, 2009.

Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”), which is not yet codified, was issued in June 2009. Statement No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Statement No. 167 amends Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities, codified in ASC 810-10-25, to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity. Statement No. 167 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. These requirements will provide more relevant and timely information to users of financial statements. Statement No. 167 amends ASC 810-10-25 to require additional disclosures about an enterprise’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company will adopt Statement No. 167 on January 1, 2010 and is currently evaluating the impact of adoption.

Statement of Financial Accounting Standards No. 165, Subsequent Events, codified in ASC 855-10, was issued in May 2009. The provisions of ASC 855-10 are effective for interim and annual periods ending after June 15, 2009 and are intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. In accordance with the provisions of ASC 855-10, the Company currently evaluates subsequent events through the date the financial statements are issued.

Financial Accounting Standards Board Staff Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, codified in ASC 260-10-45, was issued in June 2008. ASC 260-10-45 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. Guidance is also provided on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of ASC 260-10-45. The Company retrospectively adopted the provisions of ASC 260-10-45 on January 1, 2009. There was no impact of adopting ASC 260-10-45 to previously reported earnings per share for the periods July 31 through September 30, 2008, July 1 through July 30, 2008, and January 1 through July 30, 2008.

Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, codified in ASC 810-10-45, was issued in December 2007 and clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under this guidance, noncontrolling interests are considered equity and should be reported as an element of consolidated equity, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests, and increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. The provisions of ASC 810-10-45 are effective for the first annual reporting period beginning on or after December 15, 2008, and earlier application is prohibited. Guidance is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. The Company adopted the provisions of ASC 810-10-45 on January 1, 2009, which resulted in a reclassification of approximately $211.8 million of noncontrolling interests to shareholders’ equity.

ASC 810-10-50-1A requires a reconciliation at the beginning and the end of the period of the carrying amount of total equity, equity attributable to the Company and equity attributable to the noncontrolling interests. The following table presents the changes in equity attributable to the Company and equity attributable to the noncontrolling interests for the nine months ended September 30, 2009 and 2008.

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2009	$3,332,010	$211,813	$3,543,823
Net loss	(811,354)	(3,413)	(814,767)
Foreign currency translation adjustments	109,551	7,002	116,553
Other - net	(2,583)	(22,900)	(25,483)

Balances at September 30, 2009	$2,627,624	$192,502	$2,820,126

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2008	$1,982,730	$215,864	$2,198,594
Net income	178,368	3,603	181,971
Purchase price adjustment	4,504,255	—	4,504,255
Foreign currency translation adjustments	(37,465)	6,521	(30,944)
Unrealized holding loss on marketable securities	(48,181)	—	(48,181)
Other - net	11,945	(8,387)	3,558

Balances at September 30, 2008	$6,591,652	$217,601	$6,809,253

Financial Accounting Standards Board Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, codified in ASC 820-10-35, was issued in April 2009. ASC 820-10-35 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-10-35 also includes guidance on identifying circumstances that indicate a transaction is not orderly. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. The Company adopted the provisions of ASC 820-10-35 on April 1, 2009 with no material impact to its financial position or results of operations.

Financial Accounting Standards Board Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, codified in ASC 320-10, was issued in April 2009. ASC 320-10 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320-10 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. The Company adopted the provisions of ASC 320-10 on April 1, 2009 with no material impact to its financial position or results of operations.

Financial Accounting Standards Board Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, codified in ASC 805-20, was issued in April 2009. ASC 805-20 addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of ASC 805-20 on accounting for contingencies in a business combination is dependent upon the nature of future acquisitions.

Financial Accounting Standards Board Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, codified in ASC 825-10, was issued in April 2009. ASC 825-10 amends prior authoritative guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The provisions of ASC 825-10 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the disclosure requirements of ASC 825-10 on April 1, 2009.

Financial Accounting Standards Board Staff Position Emerging Issues Task Force 08-6, Equity Method Investment Accounting Considerations, codified in ASC 323-10-35, was issued in November 2008. ASC 323-10-35 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This guidance is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years and shall be applied prospectively. The Company adopted the provisions of ASC 323-10-35 on January 1, 2009 with no material impact to its financial position or results of operations.

Note 2: INTANGIBLE ASSETS AND GOODWILL

Definite-lived Intangibles

The Company has definite-lived intangible assets which consist primarily of transit and street furniture contracts and other contractual rights. The Company also has permanent easements that provide the Company the right to operate and access certain of its outdoor displays at specified locations. Definite-lived intangible assets are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows.

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at September 30, 2009 and December 31, 2008:

(In thousands)	September 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture, and other contractual rights	$831,545	$147,414	$883,130	$49,818
Other	171,226	7,761	169,007	1,834

Total	$1,002,771	$155,175	$1,052,137	$51,652

Total amortization expense from continuing operations related to definite-lived intangible assets for the nine months ended September 30, 2009 was $75.0 million.

During the first seven months of 2009, the Company decreased the initial fair value estimate of its permits, contracts, site leases and other assets and liabilities in its Americas segment by $100.7 million based on additional information received, which resulted in a credit to amortization expense of approximately $6.9 million.

The Company reviews its definite-lived intangibles for impairment when events and circumstances indicate that amortizable long-lived assets might be impaired and the undiscounted cash flows estimated to be generated from those assets are less than the carrying amount of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value.

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

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2010	$94,254
2011	92,616
2012	82,636
2013	78,945
2014	68,752

As acquisitions and dispositions occur in the future, amortization expense may vary.

Indefinite-lived Intangibles

The Company’s indefinite-lived intangibles consist of billboard permits. The Company’s billboard permits are effectively issued in perpetuity by state and local governments as they are transferable or renewable at little or no cost. Permits typically specify the locations at which the Company is allowed to operate an advertising structure. The Company’s permits are located on owned land, leased land or land for which we have acquired permanent easements. In cases where the Company’s permits are located on leased land, the leases typically have initial terms of between 10 to 20 years and renew indefinitely, with rental payments generally escalating at an inflation-based index. If the Company loses its lease, the Company will typically obtain permission to relocate the permit or bank it with the municipality for future use.

The Company does not amortize its billboard permits. The Company tests these indefinite-lived intangible assets for impairment at least annually using a direct valuation method. This direct valuation method assumes that rather than acquiring indefinite-lived intangible assets as a part of a going concern business, the buyer hypothetically develops indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flows model which results in value that is directly attributable to the indefinite-lived intangible assets.

The Company performed an interim impairment test on its billboard permits as of December 31, 2008, which resulted in a non-cash impairment charge of $722.6 million. The Company’s cash flows during the first six months of 2009 were below those in the discounted cash flow model used to calculate the impairment at December 31, 2008. As a result, the Company performed an interim impairment test as of June 30, 2009 on its billboard permits resulting in a non-cash impairment charge of $345.4 million.

The fair value of the permits was determined using the direct valuation method as prescribed in ASC 805-20-S99. Under the direct valuation method, the fair value of the permits was calculated at the market level as prescribed by ASC 350-30-35. The Company engaged Mesirow Financial Consulting, LLC (“Mesirow Financial”), a third-party valuation firm, to assist it in the development of the assumptions and the Company’s determination of the fair value of its permits. The impairment test consisted of a comparison of the fair value of the permits at the market level with their carrying amount. If the carrying amount of the permits exceeded their fair value, an impairment loss was recognized equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the permit is its new accounting basis.

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

The calculation of the discount rate required the rate of return on debt, which was based on a review of the credit ratings for comparable companies (i.e., market participants). Management used the yield on a Standard & Poor’s “B” rated corporate bond for the pre-tax rate of return on debt and tax-effected such yield based on applicable tax rates.

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

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	Americas	International	Total
Pre-merger
Balance as of December 31, 2007	$688,336	$474,253	$1,162,589
Acquisitions	—	12,341	12,341
Foreign currency translation	(293)	28,596	28,303
Adjustments	(970)	—	(970)

Balance as of July 30, 2008	687,073	515,190	1,202,263
Post-merger
Preliminary fair value adjustment resulting from push-down accounting	2,118,707	88,522	2,207,229
Net adjustments to push-down accounting	438,025	(76,116)	361,909
Dispositions	—	(542)	(542)
Foreign currency translation	(29,605)	(63,519)	(93,124)
Impairment	(2,321,602)	(173,435)	(2,495,037)
Adjustments	—	(2,557)	(2,557)

Balance as of December 31, 2008	892,598	287,543	1,180,141
Acquisitions	2,250	110	2,360
Foreign currency translation	16,073	20,117	36,190
Impairment	(389,828)	(29,722)	(419,550)
Net adjustments to push-down accounting	68,896	45,041	113,937
Adjustments	(712)	—	(712)

Balance as of September 30, 2009	$589,277	$323,089	$912,366

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

Each of the Company’s U.S. outdoor advertising markets is a component. The U.S. outdoor advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test using the guidance in ASC 350-20-55. The Company also determined that in its Americas segment, Canada, Mexico, Peru, and Brazil constitute separate reporting units and each country in its International segment constitutes a separate reporting unit.

The Company’s reporting units are valued using a discounted cash flow model which requires estimating future cash flows expected to be generated from the reporting unit, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. Assessing the recoverability of goodwill requires the Company to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on its budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. The Company engaged Mesirow Financial, a third-party valuation firm, to assist the Company in the development of these assumptions and the Company’s determination of the fair value of its reporting units.

The Company tests goodwill at interim dates if events or changes in circumstances indicate that goodwill might be impaired. The Company’s cash flows during the first six months of 2009 were below those used in the discounted cash flow model used to calculate the impairment at December 31, 2008. Additionally, the fair value of the Company’s debt and equity at June 30, 2009 declined from the values at December 31, 2008. As a result of these indicators, the Company performed an interim goodwill impairment test as of June 30, 2009, which resulted in a non-cash impairment charge of $419.5 million.

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

The Company calculated the weighted average cost of capital (“WACC”) as of June 30, 2009 and also one-year, two-year, and three-year historical quarterly averages for each of its reporting units. WACC is an overall rate based upon the individual rates of return for invested capital (equity and interest-bearing debt). The WACC is calculated by weighting the required returns on interest-bearing debt and common equity capital in proportion to their estimated percentages in an expected capital structure. The capital structure was estimated based on the quarterly average data for publicly traded companies in the outdoor advertising industry. The calculation of the WACCs considered both current industry WACCs and historical trends in the industry.

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

In line with advertising industry trends, the Company’s operations and expected cash flow are subject to significant uncertainties about future developments, including timing and severity of the recessionary trends and customers’ behaviors. To address these risks, the Company included company-specific risk premiums for each of the reporting units in the estimated WACC. Based on this analysis, company-specific risk premiums of 250 basis points and 350 basis points were included for Americas and International, respectively, resulting in WACCs of 12.5% and 13.5% for each of the reporting units in the Americas and International segments, respectively. Applying these WACCs, the present value of cash flows during the discrete projection period and terminal value were added to estimate the fair value of the reporting units.

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

The three variations of the market approach indicated that the fair value determined by the Company’s discounted cash flow model was within a reasonable range of outcomes.

The revenue forecasts for 2009 declined 7% and 9% for certain reporting units compared to the forecasts used in the 2008 impairment test primarily as a result of the revenues realized during the first six months of 2009. These market driven changes were primarily responsible for the decline in fair value of the Company’s reporting units below their carrying value. As a result, the Company recognized a non-cash impairment charge to reduce its goodwill of $419.5 million at June 30, 2009.

Note 3: OTHER DEVELOPMENTS

Acquisitions

During the nine months ended September 30, 2009, the Company’s Americas segment paid $5.0 million primarily for the acquisition of land and buildings. In addition, during the first nine months of 2009, the Company’s Americas segment purchased the remaining 15% interest in its consolidated subsidiary, Paneles Napsa S.A., for $13.0 million and the Company’s International segment acquired an additional 5% interest in its consolidated subsidiary, Clear Channel Jolly Pubblicita SPA, for $12.1 million.

During the nine months ended September 30, 2008, the Company’s Americas segment paid $53.1 million for the acquisition of advertising structures and earnout payments for Interspace Airport Advertising. The Company’s International segment paid $51.7 million related to the acquisition of additional equity interests in outdoor companies.

Disposition of Assets

During the nine months ended September 30, 2009, the Company sold assets for $5.5 million in the International segment resulting in a gain of $4.4 million included in “Other operating income – net.” In addition, the Company sold assets for $5.2 million in the Americas segment and recorded a gain of $3.7 million in “Other operating income – net.”

During the nine months ended September 30, 2008, the Company exchanged assets in one of its Americas markets for assets located in a different market and recognized a gain of $2.6 million in “Gain on disposition of assets – net.” In addition, the Company sold its 50% interest in Clear Channel Independent, a South African outdoor advertising company, and recognized a gain of $75.6 million in “Equity in earnings of nonconsolidated affiliates” based on the fair value of the equity securities received as consideration. The Company classified these equity securities as available-for-sale on its consolidated balance sheet in accordance with ASC Topic 320, Investments – Debt and Equity Securities.

Effective Tax Rates

The Company’s effective tax rate for the three and nine months ended September 30, 2009 was (47.7%) and 11.1%, respectively. The 2009 effective rates were impacted primarily due to the fact that the Company did not record tax benefits on net losses generated in the current period. Due to uncertainty on future taxable income and limitations on net operating loss carryback claims allowed, the Company cannot realize deferred tax assets which arose in the three and nine months ended September 30, 2009. Pursuant to the provisions of ASC 740-10-30, deferred tax valuation allowances are required on those deferred tax assets. Additionally, the effective tax rate for the nine months ended September 30, 2009 was impacted by the impairment charge on goodwill recorded in the second quarter 2009, which is not deductible for tax purposes.

The Company’s effective tax rate for the three and nine months ended September 30, 2008 was 35.7% and 23.8%, respectively. The effective rates for 2008 were favorably impacted by the nonrecognition of tax on the $75.6 million gain recognized from the sale of the Company’s 50% interest in Clear Channel Independent, a South African outdoor advertising company.

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

Available-for-sale Marketable Equity Securities

The Company holds available-for-sale marketable equity securities classified in accordance with the provisions of ASC 320-10. These marketable equity securities are measured at fair value on each reporting date using quoted prices in active markets. Due to the fact that the inputs used to measure the marketable equity securities at fair value are observable, the Company has categorized the fair value measurements of the securities as Level 1. The Company records its investments in these available-for-sale marketable equity securities on the balance sheet as “Other Investments.”

The unamortized cost, unrealized holding gains or losses, and fair value of the Company’s investments at September 30, 2009 and December 31, 2008 are as follows:

(In thousands)	September 30, 2009				December 31, 2008
Investments	Fair Value	Unrealized Losses	Unrealized Gains	Cost	Fair Value	Unrealized Losses	Unrealized Gains	Cost
Available-for-sale	$11,200	$—	$—	$11,200	$22,512	$—	$—	$22,512

The Company’s available-for-sale equity security, Independent News & Media PLC (“INM”), was in an unrealized loss position for the nine months ended September 30, 2009. As a result, the Company considered the guidance in ASC 320-10-S99 and reviewed the length of the time and the extent to which the market value was less than cost and the financial condition and near-term prospects of the issuer. After this assessment, the Company concluded that the impairment was other than temporary and recorded an $11.3 million impairment in “Loss on marketable securities.”

Note 4: COMMITMENTS AND CONTINGENCIES

Certain agreements relating to acquisitions provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies. For acquisitions completed prior to the adoption of the provisions of ASC 805-10, the Company will continue to accrue additional amounts related to such contingent payments if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, would not significantly impact the financial position or results of operations of the Company. For acquisitions completed following the adoption of the provisions of ASC 805-10, the Company accounts for these payments based on the guidance in ASC 805-20, which clarifies the accounting treatment for assets acquired and liabilities assumed in a business combination that arise from contingencies.

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

As of September 30, 2009, Clear Channel Communications had outstanding commercial standby letters of credit and surety bonds of $79.8 million and $44.0 million, respectively, held on behalf of the Company. These letters of credit and surety bonds relate to various operational matters, including insurance, bid and performance bonds, as well as other items.

Note 5: RELATED PARTY TRANSACTIONS

As part of the day-to-day cash management services provided by Clear Channel Communications, the Company maintains accounts that represent net amounts due to or from Clear Channel Communications, which is recorded as “Due from/to Clear Channel Communications” on the consolidated balance sheet. The accounts represent the revolving promissory note issued by the Company to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to the Company, in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances. Both of these revolving promissory notes mature on August 10, 2010. The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand. Interest on the cash management note owed by the Company accrues on the daily net negative cash position based upon LIBOR plus a margin. Interest on the cash management note owed by Clear Channel Communications accrues on the daily net positive cash position based upon the average one-month generic treasury bill rate. Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, the Company maintains collection bank accounts swept daily into accounts of Clear Channel Communications. In return, Clear Channel Communications funds the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment. The Company’s claim in relation to cash transferred from its concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account. The Company is an unsecured creditor of Clear Channel Communications with respect to the revolving promissory note issued by Clear Channel Communications to the Company. At September 30, 2009 and December 31, 2008, the asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet was $529.0 million and $431.6 million, respectively.

The cash management note the Company has recorded as “Due from Clear Channel Communications” is an unsecured obligation of Clear Channel Communications. There is no observable market data on which to estimate the fair value of the cash management note.

The net interest income for the three and nine months ended September 30, 2009 was $0.1 million and $0.4 million, respectively. The net interest income for the three and nine months ended September 30, 2008 was $1.2 million and $3.4 million, respectively. At September 30, 2009 and 2008, the interest rate on the “Due from Clear Channel Communications” account was 0.056% and 0.840%, respectively, which represents the average one-month generic treasury bill rate as described above.

The Company has a note in the original principal amount of $2.5 billion to Clear Channel Communications which matures on August 2, 2010, and may be prepaid in whole at any time, or in part from time to time. This note accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. This note is mandatorily payable upon a change of control of the Company (as defined in the note) and, subject to certain exceptions, all net proceeds from debt or equity raised by the Company must be used to prepay such note. At September 30, 2009, the interest rate on the $2.5 billion note was 5.7%.

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

For so long as Clear Channel Communications maintains significant control over the Company, a deterioration in the financial condition of Clear Channel Communications could have the effect of increasing the Company’s borrowing costs or impairing the Company’s access to capital markets. Clear Channel Communications’ ability to meet its obligations with respect to the “Due from Clear Channel Communications” account depends on its working capital needs, debt service obligations and its future operating performance and cash flow, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond its control. The inability of Clear Channel Communications to meet its obligations with respect to the “Due from Clear Channel Communications” account could have a material adverse effect on the Company’s financial condition and on the Company’s ability to meet its obligations. Neither the $2.5 billion term note payable to Clear Channel Communications nor the “Due from Clear Channel Communications” note contain in their terms a right of offset. As of September 30, 2009, Clear Channel Communications had $1.4 billion recorded as “Cash and cash equivalents” on its consolidated balance sheets.

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

The Company provides advertising space on its billboards for radio stations owned by Clear Channel Communications. For the three and nine months ended September 30, 2009, the Company recorded $0.8 million and $2.0 million, respectively, in revenue for these advertisements. For the pre-merger period from January 1, 2008 through July 30, 2008, the Company recorded $4.6 million in revenue for these advertisements. For the pre-merger period from July 1, 2008 through July 30, 2008, the Company recorded $0.4 million in revenue for these advertisements. For the post-merger period from July 31, 2008 through September 30, 2008, the Company recorded $2.1 million in revenue for these advertisements.

Under the Corporate Services Agreement between Clear Channel Communications and the Company, Clear Channel Communications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services. These services are charged to the Company based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For the three and nine months ended September 30, 2009, the Company recorded $7.8 million and $22.0 million, respectively, as a component of corporate expenses for these services. For the pre-merger period from January 1, 2008 through July 30, 2008, the Company recorded $14.2 million as a component of corporate expense for these services. For the pre-merger period from July 1, 2008 through July 30, 2008, the Company recorded $2.1 million as a component of corporate expense for these services. For the post-merger period from July 31, 2008 through September 30, 2008, the Company recorded $5.3 million as a component of corporate expense for these services.

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

The Company computes its deferred income tax provision using the liability method in accordance with ASC 740-10-30, as if the Company was a separate taxpayer. Deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not some portion or all of the asset will not be realized.

Pursuant to the Employee Matters Agreement and following the consummation of the merger of Clear Channel Communications, the Company’s employees participate in CC Media Holdings’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan. These costs are recorded as a component of selling, general and administrative expenses and were approximately $2.2 million and $7.2 million for the three and nine months ended September 30, 2009, respectively. These costs were approximately $6.7 million for the pre-merger period from January 1, 2008 through July 30, 2008, $0.9 million for the pre-merger period from July 1, 2008 through July 30, 2008, and $1.9 million for the post-merger period from July 31, 2008 through September 30, 2008.

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

The following table presents the Company’s operating segment results for the post-merger three and nine months ended September 30, 2009, and for the post-merger period from July 31 through September 30, 2008, the pre-merger period from July 1 through July 30, 2008, and the pre-merger period from January 1 through July 30, 2008.

(In thousands)	Americas	International	Corporate, and other reconciling items	Consolidated
Three months ended September 30, 2009 (Post-merger)
Revenue	$312,537	$348,085	$—	$660,622
Direct operating expenses	147,250	251,516	—	398,766
Selling, general and administrative expenses	47,602	61,222	—	108,824
Depreciation and amortization	54,102	56,951	—	111,053
Corporate expenses	—	—	15,547	15,547
Other operating income - net	—	—	1,160	1,160

Operating income (loss)	$63,583	$(21,604)	$(14,387)	$27,592

Share-based payments	$1,775	$537	$182	$2,494

Nine months ended September 30, 2009 (Post-merger)
Revenue	$898,277	$1,036,678	$—	$1,934,955
Direct operating expenses	440,885	729,798	—	1,170,683
Selling, general and administrative expenses	147,839	200,091	—	347,930
Depreciation and amortization	158,612	169,157	—	327,769
Corporate expenses	—	—	45,446	45,446
Impairment charge	—	—	812,390	812,390
Other operating income - net	—	—	10,125	10,125

Operating income (loss)	$150,941	$(62,368)	$(847,711)	$(759,138)

Identifiable assets	$4,338,689	$2,350,806	$549,565	$7,239,060
Capital expenditures	$58,116	$55,860	$—	$113,976
Share-based payments	$5,971	$1,806	$611	$8,388

Period from July 1 through July 30, 2008 (Pre-merger)
Revenue	$124,491	$147,185	$—	$271,676
Direct operating expenses	53,659	104,695	—	158,354
Selling, general and administrative expenses	20,197	29,005	—	49,202
Depreciation and amortization	17,637	20,146	—	37,783
Corporate expenses	—	—	5,311	5,311
Other operating income - net	—	—	2,506	2,506

Operating income (loss)	$32,998	$(6,661)	$(2,805)	$23,532

Share-based payments	$1,152	$291	$76	$1,519

Period from July 31 through September 30, 2008 (Post-merger)
Revenue	$245,239	$296,460	$—	$541,699
Direct operating expenses	109,209	195,554	—	304,763
Selling, general and administrative expenses	39,590	53,585	—	93,175
Depreciation and amortization	38,230	42,785	—	81,015
Corporate expenses	—	—	11,231	11,231
Other operating income - net	—	—	1,528	1,528

Operating income (loss)	$58,210	$4,536	$(9,703)	$53,043

Identifiable assets	$8,697,963	$2,775,598	$385,288	$11,858,849
Capital expenditures	$23,317	$15,504	$—	$38,821
Share-based payments	$1,236	$339	$152	$1,727

(In thousands)	Americas	International	Corporate, and other reconciling items	Consolidated
Period from January 1 through July 30, 2008 (Pre-merger)
Revenue	$842,831	$1,119,232	$—	$1,962,063
Direct operating expenses	370,924	748,508	—	1,119,432
Selling, general and administrative expenses	138,629	206,217	—	344,846
Depreciation and amortization	117,009	130,628	—	247,637
Corporate expenses	—	—	39,364	39,364
Other operating income - net	—	—	10,978	10,978

Operating income (loss)	$216,269	$33,879	$(28,386)	$221,762

Capital expenditures	$82,672	$116,450	$—	$199,122
Share-based payments	$5,453	$1,370	$585	$7,408

Revenue of $375.4 million and $1.1 billion derived from the Company’s foreign operations are included in the data above for the three and nine months ended September 30, 2009. Identifiable assets of $2.6 billion derived from the Company’s foreign operations are included in the data above as of September 30, 2009.

Revenue of $318.2 million and identifiable assets of $3.0 billion derived from foreign operations are included in the data above for the post-merger period from July 31, 2008 through September 30, 2008. Revenue of $156.7 million and $1.2 billion derived from foreign operations are included in the data above for the pre-merger periods from July 1, 2008 through July 30, 2008 and from January 1, 2008 through July 30, 2008, respectively.

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

Clear Channel Communications’ Merger

On July 30, 2008, Clear Channel Communications, our parent company, completed its merger with a subsidiary of CC Media Holdings, a company formed by private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. Clear Channel Communications is now an indirect wholly-owned subsidiary of CC Media Holdings. The merger was accounted for as a purchase business combination in conformity with Statement of Financial Accounting Standards No. 141, Business Combinations, and Emerging Issues Task Force Issue 88-16, Basis in Leveraged Buyout Transactions. ASC 805-50-S99-1 requires the application of push down accounting in situations where the ownership of an entity has changed. As a result, the post-merger financial statements reflect a new basis of accounting. The purchase price allocation was complete as of July 30, 2009 in accordance with ASC 805-10-25, which requires that the allocation period not exceed one year from the date of acquisition.

During the first seven months of 2009, we decreased the initial fair value estimate of our permits, contracts, site leases and other assets and liabilities primarily in our Americas segment by $100.7 million based on additional information received, which resulted in an increase to goodwill of $55.8 million and a decrease to deferred taxes of $44.9 million. During the third quarter of 2009, we recorded a $45.0 million increase to goodwill in our International segment related to the fair value of certain minority interests recorded pursuant to ASC 480-10-S99, which distinguishes liabilities from equity, and which had no related tax effect. In addition, during the third quarter of 2009, we adjusted deferred taxes by $24.5 million to true-up tax rates in certain jurisdictions that were estimated in the initial purchase price allocation.

Format of Presentation

Our consolidated statements of operations and statements of cash flows are presented for two periods: post-merger and pre-merger. The merger resulted in a new basis of accounting beginning on July 31, 2008 and the financial reporting periods are presented as follows:

•

The three and nine month periods ended September 30, 2009 and the period from July 31 through September 30, 2008 reflect our post-merger period, including the purchase accounting adjustments related to the merger that were pushed down to us.

•

The periods from January 1 through July 30, 2008 and July 1 through July 30, 2008 reflect our pre-merger period. The consolidated financial statements for all pre-merger periods were prepared using the historical basis of accounting for Clear Channel Communications. As a result of the merger and the associated purchase accounting, the consolidated financial statements of the post-merger periods are not comparable to periods preceding the merger.

The discussion in this MD&A is presented on a combined basis of the pre-merger and post-merger periods for 2008. The 2008 post-merger and pre-merger results are presented but are not discussed separately. We believe that the discussion on a combined basis is more meaningful as it allows the results of operations to be analyzed to comparable periods in 2009.

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

Impairment to Billboard Permits

Our billboard permits are effectively issued in perpetuity by state and local governments as they are transferable or renewable at little or no cost. Permits typically specify the locations at which we are allowed to operate an advertising structure. Due to significant differences in both business practices and regulations, billboards in our International segment are subject to long-term, finite contracts versus permits in the United States and Canada. Accordingly, there are no indefinite-lived assets in our International segment.

We performed an interim impairment test on our billboard permits as of December 31, 2008, which resulted in a non-cash impairment charge of $722.6 million. Our cash flows during the first six months of 2009 were below those in the discounted cash flow model used to calculate the impairment at December 31, 2008. As a result, we performed an interim impairment test as of June 30, 2009 on our billboard permits, resulting in a non-cash impairment charge of $345.4 million.

The fair value of the permits was determined using the direct valuation method as prescribed in ASC 805-20-S99. Under the direct valuation method, the fair value of the permits was calculated at the market level as prescribed by ASC 350-30-35. We engaged Mesirow Financial, a third-party valuation firm, to assist us in the development of the assumptions and our determination of the fair value of our permits. Our impairment test consisted of a comparison of the fair value of the permits at the market level with their carrying amount. If the carrying amount of the permit exceeded its fair value, an impairment loss was recognized equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the permit is its new accounting basis.

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

We calculated the discount rate as of the valuation date and also one-year, two-year, and three-year historical quarterly averages. The discount rate was calculated by weighting the required returns on interest-bearing debt and common equity capital in proportion to their estimated percentages in an expected capital structure. The capital structure was estimated based on the quarterly average of data for publicly traded companies in the outdoor advertising industry.

The calculation of the discount rate required the rate of return on debt, which was based on a review of the credit ratings for comparable companies (i.e. market participants). We used the yield on a Standard & Poor’s “B” rated corporate bond for the pre-tax rate of return on debt and tax-effected such yield based on applicable tax rates.

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

While we believe we have made reasonable estimates and utilized reasonable assumptions to calculate the fair value of our permits, it is possible a material change could occur. If our future actual results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations. The following table shows the resulting decline in the fair value of our billboard permits of a 100 basis point decline in our discrete and terminal period revenue growth rate and profit margin assumptions and a 100 basis point increase in our discount rate assumption, respectively:

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

Impairment to Goodwill

We performed an interim impairment test as of December 31, 2008 which resulted in a non-cash impairment charge of $2.5 billion to reduce our goodwill. Our goodwill impairment test is a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. We engaged Mesirow Financial to assist us in the development of the assumptions and our determination of the fair value of our reporting units.

Each of our U.S. outdoor advertising markets is a component. Our U.S. outdoor advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test using the guidance in ASC 350-20-55. We also determined that in our Americas segment, Canada, Mexico, Peru, and Brazil constitute separate reporting units and each country in our International segment constitutes a separate reporting unit.

We test goodwill at interim dates if events or changes in circumstances indicate that goodwill might be impaired. Our cash flows during the first six months of 2009 were below those used in the discounted cash flow model used to calculate the impairment at December 31, 2008. Additionally, the fair value of our debt and equity at June 30, 2009 was below the carrying amount of our reporting units at June 30, 2009. As a result of these indicators, we performed an interim goodwill impairment test as of June 30, 2009, which resulted in a non-cash impairment charge of $419.5 million.

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

We forecasted revenue, expenses, and cash flows over a ten-year period for each of our reporting units. In projecting future cash flows, we considered a variety of factors including our historical growth rates, macroeconomic conditions, advertising sector and industry trends as well as company-specific information. Historically, revenues in our industries have been highly correlated to economic cycles. Based on these considerations, our assumed 2009 revenue growth rates were negative followed by assumed revenue growth with an anticipated economic recovery in 2010. To arrive at our projected cash flows and resulting growth rates, we evaluated our historical operating results, current management initiatives and both historical and anticipated industry results to assess the reasonableness of our operating margin assumptions. We also calculated a “normalized” residual year which represents the perpetual cash flows of each reporting unit. The residual year cash flow was capitalized to arrive at the terminal value of the reporting unit.

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

In line with advertising industry trends, our operations and expected cash flow are subject to significant uncertainties about future developments, including timing and severity of the recessionary trends and customers’ behaviors. To address these risks, we included company-specific risk premiums for each of our reporting units in the estimated WACC. Based on this analysis, company-specific risk premiums of 250 basis points and 350 basis points were included for our Americas and International segments, respectively, resulting in WACCs of 12.5% and 13.5% for each of our reporting units in the Americas and International segments, respectively. Applying these WACCs, the present value of cash flows during the discrete projection period and terminal value were added to estimate the fair value of the reporting units.

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

Our revenue forecasts for 2009 declined 7% and 9% for Americas and International, respectively, compared to the forecasts used in the 2008 impairment test primarily as a result of our revenues realized during the first six months of 2009. These market driven changes were primarily responsible for the decline in fair value of our reporting units below their carrying value. As a result, we recognized a non-cash impairment charge to reduce our goodwill of $419.5 million at June 30, 2009.

A rollforward of our goodwill balance from December 31, 2008 through September 30, 2009 by reporting unit is as follows:

(In thousands)	Balances as of December 31, 2008	Acquisitions	Dispositions	Foreign Currency	Impairment	Adjustments	Balances as of September 30, 2009
United States Outdoor Markets	$824,730	$2,250	$—	$—	$(324,893)	$73,546	$575,633
Switzerland	56,885	—	—	1,087	(7,827)	—	50,145
Ireland	14,285	—	—	302	(10,360)	—	4,227
Baltics	10,629	—	—	—	(10,235)	—	394
Americas – Mexico	8,729	—	—	7,220	(10,085)	(442)	5,422
Americas – Chile	3,964	—	—	4,417	(7,834)	—	547
Americas – Peru	45,284	—	—	—	(37,609)	—	7,675
Americas – Brazil	4,971	—	—	4,436	(9,407)	—	—
All Others – International	205,744	110	—	18,728	(1,300)	45,041	268,323
Americas – Canada	4,920	—	—	—	—	(4,920)	—

	$1,180,141	$2,360	$—	$36,190	$(419,550)	$113,225	$912,366

While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the fair value of our reporting units, it is possible a material change could occur. If future results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future. The following table shows the resulting decline in the fair value of each of our reportable segments of a 100 basis point decline in our discrete and terminal period revenue growth rate and profit margin assumptions and a 100 basis point increase in our discount rate assumption, respectively:

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

Restructuring Program

On January 20, 2009, CC Media Holdings announced that it had commenced a restructuring program (“the restructuring program”) targeting a reduction of fixed costs. For the three months ended September 30, 2009, we recognized approximately $0.5 million, $5.4 million and $0.7 million as components of direct operating expenses, selling, general and administrative (“SG&A”) expenses and corporate expenses, respectively, related to the restructuring program. For the nine months ended September 30, 2009, we recognized approximately $13.5 million, $6.5 million and $3.6 million as components of direct operating expenses, SG&A expenses and corporate expenses, respectively, related to the restructuring program.

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

The significant expenses associated with our operations include (i) direct production, maintenance and installation expenses, (ii) site-lease expenses for land under our displays and (iii) revenue-sharing or minimum guaranteed amounts payable under our billboard, street furniture and transit display contracts. Our direct production, maintenance and installation expenses include costs for printing, transporting and changing the advertising copy on our displays, the related labor costs, the vinyl and paper costs and the costs for cleaning and maintaining our displays. Vinyl and paper costs vary according to the complexity of the advertising copy and the quantity of displays. Our site-lease expenses include lease payments for use of the land under our displays, as well as any revenue-sharing arrangements or minimum guaranteed amounts payable that we may have with the landlords. The terms of our site leases and revenue-sharing or minimum guaranteed contracts generally range from one to 20 years.

In our International business, normal market practice is to sell billboards and street furniture advertising as network packages with contract terms typically ranging from one to two weeks, compared to contract terms typically ranging from four weeks to one year in the United States. In addition, competitive bidding for street furniture and transit display contracts, which constitute a larger portion of our International business, and a different regulatory environment for billboards, result in higher site-lease cost in our International business compared to our Americas business. As a result, our margins are typically less in our International business than in the Americas.

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

In accordance with the Master Agreement, our branch managers follow a corporate policy allowing Clear Channel Communications to use, without charge, Americas’ displays they believe would otherwise be unsold. Our sales personnel receive partial revenue credit for that usage for compensation purposes. This partial revenue credit is not included in our reported revenue. Clear Channel Communications bears the cost of producing the advertising and we bear the costs of installing and removing this advertising. We estimated this discounted revenue would have been less than 1% of our Americas revenue for the three and nine months ended September 30, 2009 and 2008.

Under the Corporate Services Agreement, Clear Channel Communications provides management services to us, which include, among other things: (i) treasury, payroll and other financial related services; (ii) executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services. These services are charged to us based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For the three months ended September 30, 2009 and 2008, we recorded approximately $7.8 million and $7.4 million, respectively, as a component of corporate expenses for these services. For the nine months ended September 30, 2009 and 2008, we recorded approximately $22.0 million and $19.5 million, respectively, as a component of corporate expenses for these services.

Share-Based Payments

As of September 30, 2009, there was $18.4 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately two years. The following table details compensation costs related to share-based payments for the three and nine months ended September 30, 2009 and 2008:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009 Post-merger	2008 Combined	2009 Post-merger	2008 Combined
Direct operating expenses	$1,694	$2,456	$5,698	$6,413
Selling, general and administrative expenses	618	562	2,079	1,985
Corporate expenses	182	228	611	737

Total share-based payments	$2,494	$3,246	$8,388	$9,135

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of the Three and Nine Months Ended September 30, 2009 to the Three and Nine Months Ended September 30, 2008 is as follows:

(In thousands)	Three Months Ended September 30,	Period from July 31 through September 30,	Period from July 1 through July 30,	Three Months Ended September 30,
	2009 Post-Merger	2008 Post-Merger	2008 Pre-Merger	2008 Combined	% Change
Revenue	$660,622	$541,699	$271,676	$813,375	(19%)
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	398,766	304,763	158,354	463,117	(14%)
Selling, general and administrative expenses (excludes depreciation and amortization)	108,824	93,175	49,202	142,377	(24%)
Depreciation and amortization	111,053	81,015	37,783	118,798	(7%)
Corporate expenses	15,547	11,231	5,311	16,542	(6%)
Other operating income - net	1,160	1,528	2,506	4,034

Operating income	27,592	53,043	23,532	76,575	(64%)
Interest expense on debt with Clear Channel Communications	36,558	29,440	14,508	43,948
Interest expense	1,350	966	504	1,470
Interest income on Due from Clear Channel Communications	133	766	430	1,196
Loss on marketable securities	(11,315)	—	—	—
Equity in loss of nonconsolidated affiliates	(2,046)	(947)	(8,867)	(9,814)
Other income (expense) - net	492	(977)	3,067	2,090

Income (loss) before income taxes	(23,052)	21,479	3,150	24,629
Income tax benefit (expense):
Current	(13,025)	(5,032)	(4,808)	(9,840)
Deferred	2,026	(82)	1,119	1,037

Income tax expense	(10,999)	(5,114)	(3,689)	(8,803)

Consolidated net income (loss)	$(34,051)	$16,365	$(539)	$15,826
Amount attributable to noncontrolling interest	325	5,551	1,160	6,711

Net income (loss) attributable to the Company	$(34,376)	$10,814	$(1,699)	$9,115

(In thousands)	Nine Months Ended September 30,	Period from July 31 through September 30,	Period from January 1 through July 30,	Nine Months Ended September 30,
	2009 Post-Merger	2008 Post-Merger	2008 Pre-Merger	2008 Combined	% Change
Revenue	$1,934,955	$541,699	$1,962,063	$2,503,762	(23%)
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,170,683	304,763	1,119,432	1,424,195	(18%)
Selling, general and administrative expenses (excludes depreciation and amortization)	347,930	93,175	344,846	438,021	(21%)
Depreciation and amortization	327,769	81,015	247,637	328,652	0%
Corporate expenses	45,446	11,231	39,364	50,595	(10%)
Impairment charge	812,390	—	—	—
Other operating income - net	10,125	1,528	10,978	12,506

Operating income (loss)	(759,138)	53,043	221,762	274,805	(376%)
Interest expense on debt with Clear Channel Communications	110,368	29,440	87,464	116,904
Interest expense	4,624	966	3,913	4,879
Interest income on Due from Clear Channel Communications	358	766	2,590	3,356
Loss on marketable securities	(11,315)	—	—	—
Equity in earnings (loss) of nonconsolidated affiliates	(26,094)	(947)	70,842	69,895
Other income (expense) - net	(5,288)	(977)	13,365	12,388

Income (loss) before income taxes	(916,469)	21,479	217,182	238,661
Income tax benefit (expense):
Current	(26,175)	(5,032)	(30,171)	(35,203)
Deferred	127,877	(82)	(21,405)	(21,487)

Income tax benefit (expense)	101,702	(5,114)	(51,576)	(56,690)

Consolidated net income (loss)	$(814,767)	$16,365	$165,606	$181,971
Amount attributable to noncontrolling interest	(3,413)	5,551	(1,948)	3,603

Net income (loss) attributable to the Company	$(811,354)	$10,814	$167,554	$178,368

Consolidated Revenue

Our consolidated revenue decreased $152.8 million during the third quarter of 2009 as compared to the third quarter of 2008. Our International outdoor revenue declined $95.6 million, including the $11.1 million positive impact from movements in foreign exchange. Our Americas outdoor revenue declined $57.2 million primarily from a decline in bulletin, poster and airport revenue.

Our consolidated revenue decreased $568.8 million during the first nine months of 2009 as compared to the same period of 2008. Our International revenue decreased $379.0 million, with approximately $108.7 million from movements in foreign exchange. Our Americas revenue decreased $189.8 million primarily from a decline in bulletin, poster and airport revenue.

Consolidated Direct Operating Expenses

Our consolidated direct operating expenses decreased $64.4 million during the third quarter of 2009 as compared to the third quarter of 2008. Direct operating expenses in the third quarter of 2009 include $0.5 million related to the restructuring program. Our International segment contributed $48.7 million of the overall decrease, which includes an increase of $8.4 million related to movements in foreign exchange. Our Americas direct operating expenses decreased $15.6 million primarily driven by decreased site-lease expenses.

Our consolidated direct operating expenses decreased $253.5 million during the first nine months of 2009 as compared to the same period of 2008. Direct operating expenses in the first nine months of 2009 include $13.5 million related to the restructuring program. Our International segment contributed $214.3 million of the overall decrease, of which $76.9 million related to movements in foreign exchange and the remainder of the decrease was driven by a decline in site-lease expenses. Our Americas direct operating expenses decreased $39.2 million primarily driven by decreased site-lease expenses.

Consolidated Selling, General and Administrative Expenses

Our SG&A expenses decreased $33.6 million during the third quarter of 2009 as compared to the same period of 2008. Our International SG&A expenses decreased $21.4 million primarily attributable to a decline in compensation and administrative expenses. SG&A expenses decreased $12.2 million in our Americas segment, primarily related to a decline in commission expense.

Our SG&A expenses decreased $90.1 million during the first nine months of 2009 as compared to the same period of 2008. Our International outdoor SG&A expenses decreased $59.7 million primarily attributable to $21.7 million from movements in foreign exchange. SG&A expenses decreased $30.4 million in our Americas outdoor segment primarily related to a decline in commission expenses.

Depreciation and Amortization

Depreciation and amortization decreased $7.7 million during the three months ended September 30, 2009 as compared to the same period of 2008. The decline was primarily attributable to purchase accounting adjustments offset by movements in foreign exchange.

Depreciation and amortization decreased $0.9 million during the nine months ended September 30, 2009 as compared to the same period of 2008. Increases from the fair value adjustments to acquired assets were partially offset by foreign exchange movements.

Corporate Expenses

Corporate expenses decreased $1.0 million and $5.1 million during the three and nine months ended September 30, 2009, respectively, as compared to the same periods of 2008. Increases related to the restructuring program of $0.7 million and $3.6 million recorded during the three and nine months ended September 30, 2009, respectively, were offset by declines related to foreign exchange movements and decreased legal expenses.

Impairment Charge

The global economic downturn has adversely affected advertising revenues across our businesses in recent months. As discussed above, we performed an impairment test in the second quarter of 2009 and recognized a non-cash impairment charge to our indefinite-lived intangible assets and goodwill of approximately $812.4 million.

Other Operating Income — Net

Other operating income — net for the nine months ended September 30, 2009 was $10.1 million and primarily relates to a gain of $4.4 million on the sale of International assets and a gain of $3.7 million on the sale of Americas assets.

The $4.0 million gain for the three months ended September 30, 2008 consists of a $1.7 million gain on the sale of International street furniture and miscellaneous other items. During the first nine months of 2008, we recorded a $4.0 million gain on the sale of an office building in France and a $2.6 million gain on the exchange of Americas assets, in addition to the $1.7 million gain recorded in the third quarter 2008 as discussed above.

Interest Expense — Net (Including Interest on Debt with Clear Channel Communications)

Interest expense decreased $6.4 million and $3.8 million during the three and nine months ended September 30, 2009, respectively, as compared to the same periods of 2008. The decline was due to a lower weighted average cost of debt of Clear Channel Communications during 2009.

Loss on Marketable Securities

The loss on marketable securities of $11.3 million during the three and nine months ended September 30, 2009, relates to an impairment to certain available-for-sale securities. The fair value of the available-for-sale securities was below cost for the nine months ended September 30, 2009. As a result, we considered the guidance in ASC 320-10-S99 and reviewed the length of the time and the extent to which the market value was less than cost and the financial condition and near-term prospects of the issuer. After this assessment, we concluded that the impairment was other than temporary and recorded an $11.3 million non-cash impairment charge to our investment in Independent News & Media PLC (“INM”).

Equity in Earnings (Loss) of Nonconsolidated Affiliates

Equity in loss of nonconsolidated affiliates of $26.1 million for the nine months ended September 30, 2009 primarily relates to a $19.7 million impairment of equity investments in our International segment.

Included in equity in earnings of nonconsolidated affiliates in the three and nine months ended September 30, 2008 is a $9.0 million impairment charge to one of our International equity method investments recorded during the third quarter 2008. Included in equity in earnings for the nine months ended September 30, 2008 is a $75.6 million gain on the sale of Clear Channel Communications’ 50% interest in Clear Channel Independent, a South African outdoor advertising company.

Other Income (Expense) — Net

Other income (expense) — net recorded in the three and nine months ended September 30, 2009 primarily relates to foreign exchange transaction gains/losses on short-term intercompany accounts.

Income Taxes

Three Months

Current tax expense for the three months ended September 30, 2009 increased $3.2 million compared to the same period of 2008, primarily due the fact that we did not record tax benefits on net losses generated in the current period. Due to uncertainty on future taxable income and limitations on net operating loss carryback claims allowed, the Company cannot realize deferred tax assets which arose in the three and nine months ended September 30, 2009. In addition, during the three months ended September 30, 2008, we recorded current tax benefits due to favorable settlements of certain tax return examinations. The effective tax rate for the three months ended September 30, 2009 was (47.7%) as compared to 35.7% for the same period of 2008, primarily due to the fact that we did not record tax benefits on net losses generated in the current period.

Nine Months

Current tax expense for the nine months ended September 30, 2009 decreased $9.0 million compared to the same period of 2008 primarily due to a decrease in income (loss) before income taxes of $342.7 million, before considering the impairment charge of $812.4 million recorded during the second quarter of 2009. However, we recorded a valuation allowance of $27.6 million during the nine months ended September 30, 2009 as a result of our inability to record tax benefits on net losses generated in the current period. Due to the uncertainty of the future taxable income and limitations on net operating loss carryback claims allowed, we cannot realize tax assets which arose in the nine months ended September 30, 2009. Pursuant to the provisions of ASC 740-10-30, deferred tax valuation allowances are required on those tax assets. The effective tax rate for the nine months ended September 30, 2009 decreased to 11.1% as compared to 23.8% for the same period of 2008, primarily due to the non-cash impairment charge on goodwill that is not deductible for tax purposes.

Deferred tax benefits of $127.9 million were recorded for the nine months ended September 30, 2009 as compared to deferred tax expense of $21.5 million for the same period of 2008, primarily due to deferred tax benefits of $143.6 million recorded in the second quarter of 2009 related to the impairment of certain indefinite-lived intangibles.

Americas Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2009 Post-merger	2008 Combined	% Change	2009 Post-merger	2008 Combined	% Change
Revenue	$312,537	$369,730	(15%)	$898,277	$1,088,070	(17%)
Direct operating expenses	147,250	162,868	(10%)	440,885	480,133	(8%)
Selling, general and administrative expenses	47,602	59,787	(20%)	147,839	178,219	(17%)
Depreciation and amortization	54,102	55,867	(3%)	158,612	155,239	2%

Operating income	$63,583	$91,208	(30%)	$150,941	$274,479	(45%)

Three Months

Our Americas revenues were impacted by weak demand for local and national advertising across most markets. Revenue declined approximately $57.2 million during the third quarter of 2009 compared to the same period of 2008 driven by a decline in bulletin, poster and airport revenues. The decline in bulletin, poster and airport revenues was driven primarily by a decline in rate compared to the third quarter of 2008.

Direct operating expenses decreased $15.6 million during the third quarter of 2009 compared to the same period of 2008 primarily from a $10.8 million decrease in site-lease expenses associated with cost savings from our restructuring program and the decline in revenues. This decrease was partially offset by $2.0 million related to the restructuring program. SG&A expenses decreased $12.2 million during the third quarter of 2009 compared to the same period of 2008 primarily from a $2.8 million decline in commissions and a $3.0 million decline in administrative expenses.

Depreciation and amortization remained relatively flat during the third quarter of 2009 compared to the same period of 2008.

Nine Months

Revenue declined approximately $189.8 million during the nine months ended September 30, 2009 compared to the same period of 2008 driven by a decline in bulletin, poster and airport revenues. The decline in bulletin, poster and airport revenues was driven primarily by a decline in rate compared to the first nine months of 2008.

Direct operating expenses decreased $39.2 million during the first nine months of 2009 compared to the same period of 2008 primarily from a $29.3 million decrease in site-lease expenses associated with cost savings from our restructuring program and the decline in revenues. This decrease was partially offset by $6.5 million related to the restructuring program. SG&A expenses decreased $30.4 million during the first nine months of 2009 compared to the same period of 2008 primarily from a $9.6 million decline in commissions and a $9.1 million decline in administrative expenses.

Depreciation and amortization increased $3.4 million primarily due to a $15.2 million increase in accelerated depreciation on the removal of various structures, partially offset by a $6.9 million adjustment to amortization related to a change in the preliminary fair value adjustment of transit and street furniture contracts.

International Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2009 Post-merger	2008 Combined	% Change	2009 Post-merger	2008 Combined	% Change
Revenue	$348,085	$443,645	(22%)	$1,036,678	$1,415,692	(27%)
Direct operating expenses	251,516	300,249	(16%)	729,798	944,062	(23%)
Selling, general and administrative expenses	61,222	82,590	(26%)	200,091	259,802	(23%)
Depreciation and amortization	56,951	62,931	(10%)	169,157	173,413	(2%)

Operating income (loss)	$(21,604)	$(2,125)	(917%)	$(62,368)	$38,415	(262%)

Three Months

Revenue decreased approximately $95.6 million during the third quarter of 2009 compared to the same period of 2008, including the positive impact of foreign exchange of $11.1 million. The revenue decline occurred across most countries and was primarily driven by a decline in rate.

Direct operating expenses decreased $48.7 million primarily from a $23.9 million decline due to the impact of cost savings from our restructuring program and the decline in revenues. The decrease was partially offset by an increase of $8.4 million from movements in foreign exchange. SG&A expenses decreased $21.4 million primarily from $10.9 million related to a decline in compensation expense and a $3.5 million decrease in administrative expenses. The decreases were partially offset by $2.1 million related to movements in foreign exchange.

Nine Months

Revenue decreased approximately $379.0 million during the nine months ended September 30, 2009 compared to the same period of 2008, including the negative impact of foreign exchange of $108.7 million. The revenue decline occurred across most countries, with the most significant decline in France of $61.8 million primarily from the loss of a contract for advertising on railway land. Revenues in Italy and the U.K. declined $23.0 million and $22.4 million, respectively, due to challenging advertising markets resulting in a decline in rate.

Direct operating expenses decreased $214.3 million primarily from a decrease of $76.9 million from movements in foreign exchange. The remaining decline was primarily attributable to a $76.1 million decline in site-lease expenses partially as a result of the loss of the rail contract discussed above. SG&A expenses decreased $59.7 million primarily from $21.7 million related to movements in foreign exchange, $24.1 million related to a decline in compensation expense and $13.2 million related to a decrease in administrative expenses.

Reconciliation of Segment Operating Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2009 Post-merger	2008 Combined	2009 Post-merger	2008 Combined
Americas	$63,583	$91,208	$150,941	$274,479
International	(21,604)	(2,125)	(62,368)	38,415
Corporate expenses	(15,547)	(16,542)	(45,446)	(50,595)
Impairment charge	—	—	(812,390)	—
Other operating income – net	1,160	4,034	10,125	12,506

Consolidated operating income (loss)	$27,592	$76,575	$(759,138)	$274,805

LIQUIDITY AND CAPITAL RESOURCES

Clear Channel Communications’ Merger

Clear Channel Communications’ capitalization, liquidity and capital resources substantially changed due to the consummation of its merger on July 30, 2008. Upon the closing of the merger, Clear Channel Communications incurred additional debt and became highly leveraged. We are not a borrower under Clear Channel Communications’ credit agreements other than for direct borrowings by certain of our International subsidiaries under the $150.0 million sub-limit included in Clear Channel Communications’ $2.0 billion revolving credit facility and we are not a guarantor of Clear Channel Communications’ debt. As of September 30, 2009, the outstanding balance on the sub-limit was approximately $150.0 million of which $30.0 million was drawn by us and the remaining amount drawn by Clear Channel Communications. The obligations of these International subsidiaries that are borrowers under the revolving credit facility are guaranteed by certain of our material wholly-owned subsidiaries, and secured by substantially all of the assets of such borrowers and guarantors, subject to permitted liens and other exceptions.

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

CC Media Holdings’ and Clear Channel Communications’ corporate credit and issue-level ratings were downgraded on June 8, 2009 by Standard & Poor’s Ratings Services. CC Media Holdings’ and Clear Channel Communications’ corporate credit ratings were lowered from “B-” to “CCC”, where they currently remain. The downgrade had no impact on the borrowing costs of certain of our International subsidiaries under the credit agreements discussed in more detail above.

We have a revolving promissory note issued by Clear Channel Communications to us in the amount of $529.0 million as of September 30, 2009 described more fully below. We are an unsecured creditor of Clear Channel Communications with respect to the revolving promissory note.

Cash Flows

The following table summarizes our historical cash flows:

	Nine Months Ended September 30,
(In thousands)	2009 Post-merger	2008 Combined
Cash provided by (used in):
Operating activities	$269,882	$447,489
Investing activities	$(93,104)	$(308,458)
Financing activities	$(110,966)	$(194,998)

Operating Activities

Net cash provided by operating activities of $269.9 million for the nine months ended September 30, 2009 reflects a consolidated net loss of $814.8 million adjusted for non-cash impairment charges of $812.4 million related to goodwill and intangible assets and depreciation and amortization of $327.8 million. In addition, we recorded a $26.1 million loss in equity of nonconsolidated affiliates primarily due to a $19.7 million impairment of equity investments in our International segment. Net cash provided by operating activities was partially offset by deferred taxes of $127.9 million.

Net cash provided by operating activities of $447.5 million for the nine months ended September 30, 2008 principally reflected net income of $182.0 million and depreciation and amortization of $328.7 million. In addition, in 2008 we recorded a $75.6 million gain in equity in earnings of nonconsolidated affiliates related to the sale of our 50% interest in Clear Channel Independent based on the fair value of the equity securities received as consideration.

Investing Activities

For the nine months ended September 30, 2009, we spent $58.1 million in our Americas segment for the purchase of property, plant and equipment mostly related to the construction of new billboards. We spent $55.9 million in our International segment for the purchase of property, plant and equipment related to new billboard and street furniture contracts and renewals of existing contracts. We also received proceeds of $5.5 million from the sale of International assets and $5.2 million from the sale of Americas assets.

Net cash used in investing activities of $308.5 million for the nine months ended September 30, 2008 mainly reflected capital expenditures of $237.9 million related to purchases of property, plant and equipment and $104.8 million related to acquisitions of operating assets, partially offset by proceeds from the sale of other assets of $40.0 million.

Financing Activities

Net cash used in financing activities of $111.0 million for the nine months ended September 30, 2009 includes net transfers of cash to Clear Channel Communications of $86.3 million. The net transfers of cash to Clear Channel Communications represent the activity in the “Due from/to Clear Channel Communications” account. This activity primarily relates to working capital and settlement of interest on the cash management notes and the $2.5 billion note payable to Clear Channel Communications. In addition, we purchased the remaining 15% interest in our fully consolidated subsidiary, Paneles Napsa S.A., for $13.0 million, and acquired an additional 5% interest in our consolidated subsidiary, Clear Channel Jolly Pubblicita SPA, for $12.1 million.

Net cash used in financing activities of $195.0 million for the nine months ended September 30, 2008 reflected a net reduction in debt of $100.2 million and net transfers of cash to Clear Channel Communications of $98.8 million. The net transfers of cash to Clear Channel Communications represent the activity in the “Due from/to Clear Channel Communications” account. This activity primarily relates to working capital and settlement of interest on the cash management notes and the $2.5 billion note payable to Clear Channel Communications.

Anticipated Cash Requirements

Our primary source of liquidity is cash flow from operations, which has been adversely affected by the global economic downturn. The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. The global economic downturn has resulted in a decline in advertising and marketing services among our customers, resulting in a decline in our advertising revenues across our businesses. This reduction in advertising revenues has had an adverse effect on our revenue, profit margins, cash flow and liquidity. A continuation of the global economic downturn would continue to adversely impact our revenue, profit margins, cash flow and liquidity.

Another significant source of our liquidity is borrowings under the cash management notes with Clear Channel Communications. Clear Channel Communications’ ability to meet its obligations with respect to the “Due from Clear Channel Communications” account and to lend under the cash management note depends on its working capital needs, debt service obligations and its future operating performance and cash flow, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond its control. The inability of Clear Channel Communications to meet its obligations with respect to the “Due from Clear Channel Communications” account could have a material adverse effect on the Company’s financial condition and on the Company’s ability to meet its obligations. The cash management notes mature on August 10, 2010. After such date, Clear Channel Communications will continue to provide day-to-day cash management services to us pursuant to the Corporate Services Agreement, whereby our bank accounts are swept daily into accounts of Clear Channel Communications. The net balance as a result of these cash management services will continue to be reflected as “Due from/to Clear Channel Communications” on our balance sheet. See Debt with Clear Channel Communications under “Sources of Capital” below for further discussion of the “Due from/to Clear Channel Communications” account.

Our $2.5 billion note to Clear Channel Communications matures on August 2, 2010. On June 2, 2009, we announced that we are actively pursuing alternatives to address the maturity of the $2.5 billion note to Clear Channel Communications. The alternatives to refinance the $2.5 billion note to Clear Channel Communications may include the use of our cash flow and capital resources, seeking an extension of the maturity of the note, selling assets, seeking additional equity capital, an offering of new senior or senior subordinated notes for cash, an exchange of new senior or subordinated notes for outstanding indebtedness or other transactions.

We believe that we will be successful in obtaining financing due to our long history of strong operating margins and free cash flow generation through our portfolio of diversified products and geographically diverse markets. However, we also believe that a new financing would likely carry higher interest rates and may contain more restrictive terms than our current agreements based on prevailing interest rates and current debt capital market conditions. Higher interest rates would reduce our capital available for investment and growth and terms may restrict, among other things, our ability to invest in our business. The $2.5 billion note and Master Agreement with Clear Channel Communications include restrictive covenants that, among other things, restrict the Company’s ability to incur additional indebtedness. Therefore, any refinancing of the $2.5 billion note must be approved by our parent, Clear Channel Communications and there is no such assurance that we would receive such approval. The alternatives we are pursuing might be unsuccessful or inadequate in permitting us to meet scheduled debt obligations. Additionally, in light of the current credit environment, we may be unable to restructure or refinance our obligations and obtain additional equity financing or sell assets on satisfactory terms or at all. As a result, our inability to meet our debt obligations could cause us to default on those obligations. A default under any debt instrument could, in turn, result in defaults under other debt instruments. Any such defaults could materially impair our financial condition, liquidity and results of operations.

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

Furthermore, in its Quarterly Report on Form 10-Q filed with the SEC on November 9, 2009, CC Media Holdings, our indirect parent, stated that it expects to be in compliance with the covenants under Clear Channel Communications’ senior secured credit facilities in 2009. CC Media Holdings similarly stated in such Quarterly Report that its anticipated results are also subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants. Moreover, CC Media Holdings stated in such Quarterly Report that its ability to comply with the covenants in Clear Channel Communications’ financing agreements may be affected by events beyond CC Media Holdings’ control, including prevailing economic, financial and industry conditions. As discussed therein, the breach of any covenants set forth in Clear Channel Communications’ financing agreements would result in a default thereunder, and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, as discussed therein, the lenders under the revolving credit facility under Clear Channel Communications’ senior secured credit facilities would have the option to terminate their commitments to make further extensions of revolving credit thereunder. In addition, CC Media Holdings stated in such Quarterly Report that if CC Media Holdings is unable to repay Clear Channel Communications’ obligations under any senior secured credit facilities or the receivables based credit facility, the lenders under such senior secured credit facilities or receivables based credit facility could proceed against any assets that were pledged to secure such senior secured credit facilities or receivables based credit facility. Finally, CC Media Holdings stated in such Quarterly Report that a default or acceleration under any of Clear Channel Communications’ financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.

For so long as Clear Channel Communications maintains significant control over us, a deterioration in the financial condition of Clear Channel Communications could have the effect of increasing our borrowing costs or impairing our access to capital markets. Neither the $2.5 billion term note payable to Clear Channel Communications nor the “Due from Clear Channel Communications” note contain in their terms a right of offset. As of September 30, 2009, Clear Channel Communications had $1.4 billion recorded as “Cash and cash equivalents” on its consolidated balance sheets.

SOURCES OF CAPITAL

As of September 30, 2009 and December 31, 2008, we had the following debt outstanding, cash and cash equivalents and amounts due from Clear Channel Communications:

(In millions)	September 30, 2009	December 31, 2008
Credit facility ($150.0 million sub-limit within Clear Channel Communications’ $2.0 billion revolving credit facility)	$30.0	$30.0
Debt with Clear Channel Communications	2,500.0	2,500.0
Other debt	81.2	71.9

Total debt	2,611.2	2,601.9
Less: Cash and cash equivalents	165.4	94.8
Less: Due from Clear Channel Communications	529.0	431.6

	$1,916.8	$2,075.5

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

The interest rate on outstanding balances under the revolving credit facility is equal to an applicable margin plus, at Clear Channel Communications’ option, either (i) a base rate determined by reference to the higher of (A) the prime lending rate publicly announced by the administrative agent and (B) the federal funds effective rate from time to time plus 0.50%, or (ii) a Eurocurrency rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margin percentage is 2.40% in the case of base rate loans, and 3.40% in the case of Eurocurrency rate loans, subject to downward adjustments based upon Clear Channel Communications’ leverage ratio. At September 30, 2009, the interest rate on borrowings under the revolving credit facility was 3.7%. At November 9, 2009, the outstanding balance on this sub-limit was $30.0 million, and no amount was available for future borrowings, due to the fact that Clear Channel Communications has borrowed the remaining amount available under this facility.

Debt with Clear Channel Communications

As part of the day-to-day cash management services provided by Clear Channel Communications, we maintain accounts that represent net amounts due to or from Clear Channel Communications, which is recorded as “Due from/to Clear Channel Communications” on the consolidated balance sheet. The accounts represent the revolving promissory note issued by us to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to us in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances. Both of the promissory notes mature on August 10, 2010. The accounts accrue interest and are generally payable on demand. Interest on the cash management note owed by us accrues on the daily net negative cash position based upon LIBOR plus a margin. Interest on the cash management note owed by Clear Channel Communications accrues on the daily net positive cash position based upon the average one-month generic treasury bill rate. Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, we maintain collection bank accounts swept daily into accounts of Clear Channel Communications. In return, Clear Channel Communications funds our controlled disbursement accounts as checks or electronic payments are presented for payment. Our claim in relation to cash transferred from our concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account. If Clear Channel Communications were to become insolvent, we would be an unsecured creditor of Clear Channel Communications with respect to the revolving promissory note issued by Clear Channel Communications to us. At September 30, 2009 and December 31, 2008, the asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet was $529.0 million and $431.6 million, respectively. At September 30, 2009, we had no borrowings under the cash management note to Clear Channel Communications.

The net interest income for the three months ended September 30, 2009 and 2008 was $0.1 million and $1.2 million, respectively. The net interest income for the nine months ended September 30, 2009 and 2008 was $0.4 million and $3.4 million, respectively. At September 30, 2009 and 2008, the interest rate on the “Due from Clear Channel Communications” account was 0.056% and 0.840%, respectively, which represents the average one-month generic treasury bill rate as described above.

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

We have a note in the original principal amount of $2.5 billion to Clear Channel Communications which matures on August 2, 2010 and may be prepaid in whole at any time, or in part from time to time. The note accrues interest at a variable per annum rate equal to Clear Channel Communications’ weighted average cost of debt, calculated on a monthly basis. This note is mandatorily payable upon our change of control (as defined in the note) and, subject to certain exceptions, all net proceeds from debt or equity raised by us must be used to prepay such note. At September 30, 2009, the interest rate on the $2.5 billion note was 5.7%.

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

As long as Clear Channel Communications maintains a significant interest in us, pursuant to the Master Agreement between Clear Channel Communications and us, Clear Channel Communications will have the option to limit our ability to incur debt or issue equity securities, which could adversely affect our ability to meet our liquidity needs. In addition, the $2.5 billion note requires us to prepay it in full upon a change of control (as defined in the note) and, upon our issuances of equity and incurrence of debt, subject to certain exceptions, to prepay the note in the amount of net proceeds received from such events. Under the Master Agreement with Clear Channel Communications and the $2.5 billion note, we are limited in our borrowing from third parties to no more than $400.0 million (including borrowings under the $150.0 million sub-limit of Clear Channel Communications’ $2.0 billion revolving credit facility). As a result of current borrowings and commitments, we were limited to approximately $139.4 million in additional external borrowings as of September 30, 2009.

Other Debt

Other debt consists primarily of loans with international banks. At September 30, 2009, approximately $81.2 million was outstanding as other debt.

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

Clear Channel Communications’ senior secured credit facilities, of which the $2.0 billion revolving credit facility comprises a part, requires Clear Channel Communications to comply on a quarterly basis with a maximum consolidated senior secured net debt to adjusted EBITDA (as calculated in accordance with the senior secured credit facilities) ratio (maximum of 9.5:1). This financial covenant becomes more restrictive over time beginning in the second quarter of 2013. In its Quarterly Report on Form 10-Q filed with the SEC on November 9, 2009, CC Media Holdings stated that Clear Channel Communications’ secured leverage ratio, defined as secured debt, net of cash, divided by the trailing 12-month consolidated EBITDA (as calculated in accordance with the senior secured credit facilities) was 8.8:1 at September 30, 2009.

There are no significant covenants or events of default contained in the revolving promissory note issued by Clear Channel Communications to us or the revolving promissory note issued by us to Clear Channel Communications.

At September 30, 2009, we were in compliance with all debt covenants.

Dispositions and Other

During the nine months ended September 30, 2009, we sold international assets for $5.5 million resulting in a gain of $4.4 million. In addition, we sold assets for $5.2 million in the Americas and recorded a gain of $3.7 million in “Other operating income – net.”

USES OF CAPITAL

Acquisitions and Other

During the nine months ended September 30, 2009, our Americas segment paid $5.0 million primarily for the acquisition of land and buildings. In addition, during the first nine months of 2009, the Company’s America’s segment purchased the remaining 15% interest in our fully consolidated subsidiary, Paneles Napsa S.A., for $13.0 million. Our International segment also acquired an additional 5% interest in our consolidated subsidiary, Clear Channel Jolly Pubblicita SPA, for $12.1 million.

Capital Expenditures

Our capital expenditures have consisted of the following:

(In millions)	Nine Months Ended September 30,
	2009	2008
Non-revenue producing	$27.8	$59.2
Revenue producing	86.2	178.7

Total capital expenditures	$114.0	$237.9

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

Interest Rate Risk

We had approximately $2.6 billion total debt outstanding as of September 30, 2009, of which $2.5 billion is debt with Clear Channel Communications. The debt with Clear Channel Communications accrues interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. Furthermore, in its Quarterly Report on Form 10-Q filed with the SEC on November 9, 2009 CC Media Holdings stated that 46% of its debt was variable based on market interest rates. Each 12.5 basis point increase or decrease in interest rates would have resulted in a corresponding increase or decrease in our interest expense and cash outlay for the nine months ended September 30, 2009 of approximately $1.2 million. This potential increase or decrease is based on the simplified assumption that the level of floating rate debt remained constant as of September 30, 2009. An increase or decrease to interest rates is then assumed and applied to that floating rate debt balance to determine the per annum effect. This potential increase or decrease does not include any adjustment for a change in the fixed rate debt of Clear Channel Communications, which currently constitutes 54% of its total debt.

Equity Price Risk

The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value and comprehensive loss at September 30, 2009 by $2.2 million.

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies, except in the hyper-inflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported a net loss of approximately $226.2 million for the nine months ended September 30, 2009. We estimate a 10% change in the value of the U.S. dollar relative to foreign currencies would have changed our net loss for the nine months ended September 30, 2009, by approximately $22.6 million.

Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our equity method investments in various countries. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at September 30, 2009 would change our equity in earnings of nonconsolidated affiliates by $2.6 million and would change our net loss by approximately $1.6 million for the nine months ended September 30, 2009.

This analysis does not consider the implications such currency fluctuations could have on the overall economic activity that could exist in such an environment in the United States or the foreign countries or on the results of operations of these foreign entities.

New Accounting Pronouncements

In August 2009, the FASB issued ASC Update No. 2009-05, Measuring Liabilities at Fair Value. The update is to ASC Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. The purpose of this update is to reduce ambiguity in financial reporting when measuring the fair value of liabilities. The guidance provided in this update is effective for the first reporting period beginning after the date of issuance. We will adopt the amendment on October 1, 2009 and do not anticipate the adoption to have a material impact on our financial position or results of operations.

Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, codified in ASC 105-10, was issued in June 2009. ASC 105-10 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. ASC 105-10 establishes the ASC as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Following this statement, the FASB will issue new standards in the form of ASUs. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the provisions of ASC 105-10 on July 1, 2009.

Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”), which is not yet codified, was issued in June 2009. Statement No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Statement No. 167 amends Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities, codified in ASC 810-10-25, to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity. Statement No. 167 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. These requirements will provide more relevant and timely information to users of financial statements. Statement No. 167 amends ASC 810-10-25 to require additional disclosures about an enterprise’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. We will adopt Statement No. 167 on January 1, 2010 and are currently evaluating the impact of adoption.

Statement of Financial Accounting Standards No. 165, Subsequent Events, codified in ASC 855-10, was issued in May 2009. The provisions of ASC 855-10 are effective for interim and annual periods ending after June 15, 2009 and are intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. In accordance with the provisions of ASC 855-10, we are currently evaluating subsequent events through the date the financial statements are issued.

Financial Accounting Standards Board Staff Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, codified in ASC 260-10-45, was issued in June 2008. ASC 260-10-45 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. Guidance is also provided on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of ASC 260-10-45. We retrospectively adopted the provisions of ASC 260-10-45 on January 1, 2009. There was no impact of adopting ASC 260-10-45 to previously reported earnings per share for the periods July 31 through September 30, 2008, July 1 through July 30, 2008, and January 1 through July 30, 2008.

Statement of Financial Accounting Standards No, 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, codified in ASC 810-10-45, was issued in December 2007 and clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under this guidance, noncontrolling interests are considered equity and should be reported as an element of consolidated equity, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests, and increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. The provisions of ASC 810-10-45 are effective for the first annual reporting period beginning on or after December 15, 2008, and earlier application is prohibited. Guidance is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. We adopted the provisions of ASC 810-10-45 on January 1, 2009, which resulted in a reclassification of approximately $211.8 million of noncontrolling interests to shareholders’ equity.

Financial Accounting Standards Board Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, codified in ASC 820-10, was issued in April 2009 and provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-10 also includes guidance on identifying circumstances that indicate a transaction is not orderly. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. We adopted the provisions of ASC 820-10 on April 1, 2009 with no material impact to our financial position or results of operations.

Financial Accounting Standards Board Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, codified in ASC 320-10, was issued in April 2009 and amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320-10 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. We adopted the provisions of ASC 320-10 on April 1, 2009 with no material impact to our financial position or results of operations.

Financial Accounting Standards Board Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, codified in ASC 805-20, was issued in April 2009 and addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of ASC 805-20 on accounting for contingencies in a business combination is dependent upon the nature of future acquisitions.

Financial Accounting Standards Board Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, codified in ASC 825-10, was issued in April 2009. ASC 825-10 amends prior authoritative guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The provisions of ASC 825-10 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the disclosure requirements of ASC 825-10 on April 1, 2009.

Financial Accounting Standards Board Staff Position Emerging Issues Task Force 08-6, Equity Method Investment Accounting Considerations, codified in ASC 323-10-35 was issued in November 2008. ASC 323-10-35 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This guidance is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, and shall be applied prospectively. We adopted the provisions of ASC 323-10-35 on January 1, 2009 with no material impact to our financial position or results of operations.

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

A wide range of factors could materially affect future developments and performance, including:

•	risks associated with the global economic crisis and its impact on capital markets and liquidity;

•

the impact of the global economic downturn, which has adversely affected advertising revenues across our businesses and other general economic and political conditions in the United States and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;

•	our restructuring program may not be entirely successful;

•	the impact of the geopolitical environment;

•	access to capital markets and borrowed indebtedness;

•	shifts in population and other demographics;

•	industry conditions, including competition;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	changes in labor conditions;

•	fluctuations in exchange rates and currency values;

•	capital expenditure requirements;

•	the outcome of pending and future litigation settlements;

•	legislative or regulatory requirements;

•	changes in interest rates;

•	the effect of leverage on our financial position and earnings;

•	taxes;

•	our ability to integrate the operations of recently acquired companies;

•	the impact of the above and similar factors on Clear Channel Communications, our primary direct or indirect external source of capital; and

•	certain other factors set forth in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2008.

This list of factors that may affect future performance and the accuracy of forward-looking statements are illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Required information is presented under “MARKET RISK” within Item 2 of this Part I.

Item 4.	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of management, including our principal executive and principal financial officers evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009 to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about July 12, 2006, two of the Company’s operating businesses in the Sao Paulo, Brazil market received notices of infraction from the state taxing authority, seeking to impose a value added tax (“VAT”) on such businesses, retroactively for the period from December 31, 2001 through January 31, 2006. The taxing authority contends that the Company’s businesses fall within the definition of “communication services” and as such are subject to the VAT. The aggregate amount of tax initially claimed to be owed by both businesses equals approximately $68.3 million, comprised of approximately $19.8 million in taxes, approximately $39.6 million in penalty and approximately $8.9 million in interest (all at September 30, 2009 exchange rates). In addition, the taxing authority is seeking to impose an additional aggregate amount of interest on the tax and penalty amounts until the initial tax, penalty and interest are paid of approximately $19.8 million (at September 30, 2009 exchange rates). The aggregate amount of additional interest accrues monthly at an interest rate promulgated by the Brazilian government, which at September 30, 2009 is equal to approximately $0.58 million per month.

The Company has filed petitions to challenge the imposition of this tax against each of its businesses, which are proceeding separately. The Company’s challenge for the L&C business was unsuccessful at the first administrative level, but successful at the second administrative level. The state taxing authority has filed an appeal to the next administrative level which requires consideration by a full panel of 16 administrative law judges. The Company’s challenge for the Klimes business was unsuccessful at the first administrative level, and denied at the second administrative level on or about September 24, 2009. The Company is appealing to the third administrative level which has a panel of 16 judges. If the Company is not successful with either of its administrative petitions, it may appeal to the judicial level.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 31, 2006).

3.2	Amended and Restated Bylaws of Clear Channel Outdoor Holdings, Inc., as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed February 14, 2008).

4.1	Form of Specimen Class A Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-127375 (the “Registration Statement”)).

4.2	Form of Specimen Class B Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 4.2 to the Registration Statement).

10.1*	Employment Separation Agreement, dated October 19, 2009, by and between Clear Channel Communications, Inc. and Herbert W. Hill.

10.2*	Contract of Employment, dated August 31, 2009, by and between Clear Channel Outdoor Ltd. and Christopher William Eccleshare.

10.3	Form of Independent Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 3, 2009).

10.4	Form of Affiliate Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 3, 2009).

11*	Statement re: Computation of Per Share Earnings.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

November 9, 2009	/s/ Randall T. Mays
Randall T. Mays
Chief Financial Officer

November 9, 2009	/s/ Herbert W. Hill, Jr.
Herbert W. Hill, Jr.
Senior Vice President and
Chief Accounting Officer