Form 10-Q/A
period 2009-09-30
Clear Channel Outdoor Holdings, Inc.
filed 2009-11-13
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Form 10-Q/A

Amendment No. 1

For the Quarterly Period Ended September 30, 2009

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”) is being filed to amend Clear Channel Outdoor Holdings, Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, previously filed on November 9, 2009 (the “Original Filing”), in order to correct the Company’s disclosures in Part I Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and to correct the Employment Separation Agreement (the “Employment Separation Agreement”), dated October 19, 2009, by and between Clear Channel Communications, Inc. and Herbert W. Hill filed as Exhibit 10.1 herewith and to the Original Filing.

The Company erroneously disclosed the effects of foreign exchange movements to its results of operations for the three and nine months ended September 30, 2009 in its Original Filing. The Company is filing this Amendment No. 1 to correct the disclosure of the effects of foreign exchange movements to its results of operations for the three and nine months ended September 30, 2009.

This Amendment No. 1 includes only Item 2 of Part I and Item 6 of Part II of the Original Filing and does not amend or update any other information contained in the Original Filing. This Amendment No. 1 should be read in conjunction with the Original Filing, which continues to speak as of the date of the Original Filing. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

INDEX

Page No.
Part I — Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Part II — Other Information

Item 6. Exhibits	26

Signatures	27
Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION

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

Consolidated Revenue

Our consolidated revenue decreased $152.8 million during the third quarter of 2009 as compared to the third quarter of 2008. Our International outdoor revenue declined $95.6 million, with approximately $25.9 million from movements in foreign exchange. Our Americas outdoor revenue declined $57.2 million primarily from a decline in bulletin, poster and airport revenue.

Our consolidated revenue decreased $568.8 million during the first nine months of 2009 as compared to the same period of 2008. Our International revenue decreased $379.0 million, with approximately $145.7 million from movements in foreign exchange. Our Americas revenue decreased $189.8 million primarily from a decline in bulletin, poster and airport revenue.

Consolidated Direct Operating Expenses

Our consolidated direct operating expenses decreased $64.4 million during the third quarter of 2009 as compared to the third quarter of 2008. Direct operating expenses in the third quarter of 2009 include $0.5 million related to the restructuring program. Our International segment contributed $48.7 million of the overall decrease of which $19.6 million related to movements in foreign exchange. Our Americas direct operating expenses decreased $15.6 million primarily driven by decreased site-lease expenses.

Our consolidated direct operating expenses decreased $253.5 million during the first nine months of 2009 as compared to the same period of 2008. Direct operating expenses in the first nine months of 2009 include $13.5 million related to the restructuring program. Our International segment contributed $214.3 million of the overall decrease, of which $104.2 million related to movements in foreign exchange and the remainder of the decrease was driven by a decline in site-lease expenses. Our Americas direct operating expenses decreased $39.2 million primarily driven by decreased site-lease expenses.

Consolidated Selling, General and Administrative Expenses

Our SG&A expenses decreased $33.6 million during the third quarter of 2009 as compared to the same period of 2008. Our International SG&A expenses decreased $21.4 million primarily attributable to $4.9 million related to movements in foreign exchange and a decline in compensation and administrative expenses. SG&A expenses decreased $12.2 million in our Americas segment, primarily related to a decline in commission expense.

Our SG&A expenses decreased $90.1 million during the first nine months of 2009 as compared to the same period of 2008. Our International outdoor SG&A expenses decreased $59.7 million primarily attributable to $29.4 million from movements in foreign exchange as well as cost savings from the restructuring program. SG&A expenses decreased $30.4 million in our Americas outdoor segment primarily related to a decline in commission expenses.

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

Three Months

Revenue decreased approximately $95.6 million during the third quarter of 2009 compared to the same period of 2008, including the negative impact of foreign exchange of $25.9 million. The revenue decline occurred across most countries and was primarily driven by a decline in rate.

Direct operating expenses decreased $48.7 million primarily from $19.6 million in foreign exchange movements and a $23.9 million decline due to the impact of cost savings from our restructuring program and the decline in revenues. SG&A expenses decreased $21.4 million primarily from $10.9 million related to a decline in compensation expense, a $3.5 million decrease in administrative expenses and a $4.9 million decrease related to movements in foreign exchange.

Nine Months

Revenue decreased approximately $379.0 million during the nine months ended September 30, 2009 compared to the same period of 2008, including the negative impact of foreign exchange of $145.7 million. The revenue decline occurred across most countries, with the most significant decline in France of $61.8 million primarily from the loss of a contract for advertising on railway land. Revenues in Italy and the U.K. declined $23.0 million and $22.4 million, respectively, due to challenging advertising markets resulting in a decline in rate.

Direct operating expenses decreased $214.3 million primarily from a decrease of $104.2 million from movements in foreign exchange. The remaining decline was primarily attributable to a $76.1 million decline in site-lease expenses partially as a result of the loss of the rail contract discussed above. SG&A expenses decreased $59.7 million primarily from $29.4 million related to movements in foreign exchange, $24.1 million related to a decline in compensation expense and $13.2 million related to a decrease in administrative expenses.

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

PART II. FINANCIAL INFORMATION

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 31, 2006).

3.2	Amended and Restated Bylaws of Clear Channel Outdoor Holdings, Inc., as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed February 14, 2008).

4.1	Form of Specimen Class A Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-127375 (the “Registration Statement”)).

4.2	Form of Specimen Class B Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 4.2 to the Registration Statement).

10.1*	Employment Separation Agreement, dated October 19, 2009, by and between Clear Channel Communications, Inc. and Herbert W. Hill.

10.2	Contract of Employment, dated August 31, 2009, by and between Clear Channel Outdoor Ltd. and Christopher William Eccleshare.

10.3	Form of Independent Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 3, 2009).

10.4	Form of Affiliate Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 3, 2009).

11	Statement re: Computation of Per Share Earnings.

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

November 11, 2009	/s/ Randall T. Mays
Randall T. Mays
Chief Financial Officer

November 11, 2009	/s/ Herbert W. Hill, Jr.
Herbert W. Hill, Jr.
Senior Vice President and
Chief Accounting Officer