Form 10-K
period 2009-12-31
Clear Channel Outdoor Holdings, Inc.
filed 2010-03-16
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  [   ]  NO  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  YES  [   ]  NO  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  [X]  NO  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  [   ]  NO  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  [   ]  NO  [X]

As of June 30, 2009, the aggregate market value of the common stock beneficially held by non-affiliates of the registrant was approximately $172.2 million based on the closing sales price of the Class A Common Stock as reported on the New York Stock Exchange. (For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).

On March 10, 2010, there were 40,833,960 outstanding shares of Class A Common Stock, excluding 43,637 shares held in treasury, and 315,000,000 outstanding shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for the 2010 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I

ITEM 1. Business

The Company

Clear Channel Outdoor Holdings, Inc., a Delaware Corporation (“the Company”), provides clients with advertising opportunities through billboards, street furniture displays, transit displays and other out-of-home advertising displays, such as wallscapes, spectaculars, neons and mall displays, which we own or operate in key markets worldwide. Our business consists of two reportable operating segments: Americas and International. As of December 31, 2009, we owned or operated approximately 834,000 advertising displays worldwide. For the year ended December 31, 2009, we generated revenue of approximately $2.7 billion, with $1.2 billion and $1.5 billion from our Americas and International segments, respectively.

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

Prior to or at the time of our IPO, we entered into agreements with Clear Channel Communications that govern the relationship between Clear Channel Communications and us and provide for, among other things, the provision of services by Clear Channel Communications to us and the allocation of employee benefit, tax and other liabilities and obligations attributable to our operations. These agreements include the Master Agreement, Corporate Services Agreement, Employee Matters Agreement and Tax Matters Agreement. All of the agreements relating to our ongoing relationship with Clear Channel Communications were made in the context of a parent-subsidiary relationship and the terms of these agreements may be more or less favorable to us than if they had been negotiated with unaffiliated third parties.

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

Recent Developments

In 2008 and continuing into 2009, the global economic downturn adversely affected advertising revenues across our businesses. In the fourth quarter of 2008, we initiated an ongoing, company-wide strategic review of our costs and organizational structure to identify opportunities to maximize efficiency and realign expenses with our current and long-term business outlook (the “restructuring program”). As of December 31, 2009, we incurred a total of $88.7 million of costs in conjunction with the restructuring program. We estimate the benefit of the restructuring program was an approximate $170.6 million aggregate reduction to fixed operating and corporate expenses in 2009 and that the benefit of these initiatives will be fully realized by 2011.

No assurance can be given that the restructuring program will achieve all of the anticipated cost savings in the timeframe expected or at all, or that the cost savings will be sustainable. In addition, we may modify or terminate the restructuring program in response to economic conditions or otherwise.

Also, as a result of the economic downturn and the corresponding reduction in our revenues, we recorded non-cash impairment charges primarily related to goodwill and indefinite-lived intangibles at June 30, 2009 and December 31, 2008 of approximately $812.4 million and $3.2 billion, respectively.

You can find more information about us at our Internet website located at www.clearchanneloutdoor.com. Our filings are available free of charge via a link on our Internet website after we electronically file such material with the Securities and Exchange Commission (“SEC”). The contents of our website are not deemed to be part of this Annual Report on Form 10-K or any of our other filings with the SEC.

Our Business Segments

We have two reportable business segments, Americas outdoor advertising, or Americas, and International outdoor advertising, or International, which represented 46% and 54% of our 2009 net revenue, respectively.

We believe we offer advertisers a diverse platform of media assets across geographies and outdoor products. We intend to continue to execute upon our long-standing outdoor advertising strategies, while closely managing expenses and focusing on achieving operating efficiencies throughout our businesses. Within each of our operating segments, we share best practices across our markets in an attempt to replicate our successes throughout the markets in which we operate.

Americas Outdoor Advertising

Our Americas business segment includes our operations in the United States, Canada and Latin America, with approximately 91% of our 2009 revenue in this segment derived from the United States. We own or operate approximately 195,000 displays in our Americas segment and have operations in 49 of the 50 largest markets in the United States, including all of the 20 largest markets. For the year ended December 31, 2009, Americas outdoor advertising represented 46% of our consolidated net revenue.

Our Americas assets consist of billboards, street furniture and transit displays, airport displays, mall displays, and wallscapes and other spectaculars, which we own or operate under lease management agreements. Our Americas advertising business is focused on urban markets with dense populations.

Our Strategy

We believe outdoor advertising has attractive industry fundamentals, including a broad audience reach and a highly cost effective media for advertisers as measured by cost per thousand persons reached compared to other traditional media. Our Americas strategy focuses on our competitive strengths to position the Company through the following strategies:

Promote Overall Outdoor Media Spending. Outdoor advertising represented 3% of total dollars spent on advertising in the United States in 2008. Our strategy is to drive growth in outdoor advertising’s share of total media spending and leverage such growth with our national scale and local reach. We are focusing on developing and implementing better and improved outdoor audience delivery measurement systems to provide advertisers with tools to determine how effectively their message is reaching the desired audience. As a result of the implementation strategies above, we believe advertisers will shift their budgets towards the outdoor advertising medium.

Significant Cost Reductions and Capital Discipline. To address the softness in advertising demand resulting from the global economic downturn, we have taken steps to reduce our fixed costs. In the fourth quarter of 2008, we commenced a restructuring plan to reduce our cost base through renegotiations of lease agreements, workforce reductions, the elimination of overlapping functions and other cost savings initiatives. In order to achieve these cost savings, we incurred a total of $17.4 million in costs in 2008 and 2009. We estimate the benefit of the restructuring program was an approximate $50.5 million aggregate reduction to fixed operating expenses in 2009 and that the benefit of these initiatives will be fully realized in 2010.

No assurance can be given that the restructuring program will achieve all of the anticipated cost savings in the timeframe expected or at all, or that the cost savings will be sustainable. In addition, we may modify or terminate the restructuring program in response to economic conditions or otherwise.

We plan to continue controlling costs to achieve operating efficiencies, sharing best practices across our markets and focusing our capital expenditures on opportunities that we expect to yield higher returns, leveraging our flexibility to make capital outlays based on the environment.

Continue to Deploy Digital Billboards. Digital outdoor advertising provides significant advantages over traditional outdoor media. Our electronic displays may be linked through centralized computer systems to instantaneously and simultaneously change advertising copy on a large number of displays. The ability to change copy by time-of-day and quickly change messaging based on advertisers’ needs creates additional flexibility for our customers. The advantages of digital allow us to penetrate new accounts and categories of advertisers as well as serve a broader set of needs for existing advertisers. We expect this to continue as we increase our quantity of digital inventory. We have deployed a total of approximately 457 digital displays in 33 markets as of December 31, 2009, of which approximately 292 are in the top 20 U.S. markets.

Sources of Revenue

Americas generated 46%, 43% and 45% of our revenue in 2009, 2008 and 2007, respectively. Americas’ revenue is derived from the sale of advertising copy placed on our display inventory. Our display inventory consists primarily of billboards, street furniture displays and transit displays. The margins on our billboard contracts tend to be higher than those on contracts for other displays, due to their greater size, impact and location along major roadways that are highly trafficked. Billboards comprise approximately two-thirds of our display revenues. The following table shows the approximate percentage of revenue derived from each category for our Americas advertising inventory:

	Year Ended December 31,
	2009	2008	2007
Billboards
Bulletins (1)	52%	51%	52%
Posters	14%	15%	16%
Street furniture displays	5%	5%	4%
Transit displays	17%	17%	16%
Other displays (2)	12%	12%	12%

Total	100%	100%	100%

(1)	Includes digital displays.

(2)	Includes spectaculars, mall displays and wallscapes.

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

Bulletins. Bulletins vary in size, with the most common size being 14 feet high by 48 feet wide. Almost all of the advertising copy displayed on bulletins is computer printed on vinyl and transported to the bulletin where it is secured to the display surface. Because of their greater size and impact, we typically receive our highest rates for bulletins. Bulletins generally are located along major expressways, primary commuting routes and main intersections that are highly visible and heavily trafficked. Our clients may contract for individual bulletins or a network of bulletins, meaning the clients’ advertisements are rotated among bulletins to increase the reach of the campaign. Our client contracts for bulletins generally have terms ranging from four weeks to one year.

Posters. Posters are available in two sizes, 30-sheet and 8-sheet displays. The 30-sheet posters are approximately 11 feet high by 23 feet wide, and the 8-sheet posters are approximately 5 feet high by 11 feet wide. Advertising copy for 30-sheet posters is digitally printed on a single piece of polyethylene material that is then transported and secured to the poster surfaces. Advertising copy for 8-sheet posters is printed using silk screen, lithographic or digital process to transfer the designs onto paper that is then transported and secured to the poster surfaces. Posters generally are located in commercial areas on primary and secondary routes near point-of-purchase locations, facilitating advertising campaigns with greater demographic targeting than those displayed on bulletins. Our poster rates typically are less than our bulletin rates, and our client contracts for posters generally have terms ranging from four weeks to one year. Premiere displays, which consist of premiere panels and squares, are innovative hybrids between bulletins and posters that we developed to provide our clients with an alternative for their targeted marketing campaigns. The premiere displays utilize one or more poster panels, but with vinyl advertising stretched over the panels similar to bulletins. Our intent is to combine the creative impact of bulletins with the additional reach and frequency of posters.

Street Furniture Displays

Our street furniture displays, marketed under our global Adshel™ brand, are advertising surfaces on bus shelters, information kiosks, public toilets, freestanding units and other public structures, and are primarily located in major metropolitan cities and along major commuting routes. Generally, we own the street furniture structures and are responsible for their construction and maintenance. Contracts for the right to place our street furniture displays in the public domain and sell advertising space on them are awarded by municipal and transit authorities in competitive bidding processes governed by local law. Generally, these contracts have terms ranging from 10 to 20 years. As compensation for the right to sell advertising space on our street furniture structures, we pay the municipality or transit authority a fee or revenue share that is either a fixed amount or a percentage of the revenue derived from the street furniture displays. Typically, these revenue sharing arrangements include payments by us of minimum guaranteed amounts. Client contracts for street furniture displays typically have terms ranging from four weeks to one year, and are typically for network packages.

Transit Displays

Our transit displays are advertising surfaces on various types of vehicles or within transit systems, including on the interior and exterior sides of buses, trains, trams, and within the common areas of rail stations and airports. Similar to street furniture, contracts for the right to place our displays on such vehicles or within such transit systems and to sell advertising space on them generally are awarded by public transit authorities in competitive bidding processes or are negotiated with private transit operators. These contracts typically have terms of up to five years. Our client contracts for transit displays generally have terms ranging from four weeks to one year.

Other Inventory

The balance of our display inventory consists of spectaculars, wallscapes and mall displays. Spectaculars are customized display structures that often incorporate video, multidimensional lettering and figures, mechanical devices and moving parts and other embellishments to create special effects. The majority of our spectaculars are located in Times Square in New York City, Dundas Square in Toronto, Fashion Show in Las Vegas, Miracle Mile in Las Vegas, Westgate City Center in Glendale, Arizona, the Boardwalk in Atlantic City and across from the Target Center in Minneapolis. Client contracts for spectaculars typically have terms of one year or longer. A wallscape is a display that drapes over or is suspended from the sides of buildings or other structures. Generally, wallscapes are located in high-profile areas where other types of outdoor advertising displays are limited or unavailable. Clients typically contract for individual wallscapes for extended terms. We also own displays located within the common areas of malls on which our clients run advertising campaigns for periods ranging from four weeks to one year.

Competition

The outdoor advertising industry in the Americas is fragmented, consisting of several larger companies involved in outdoor advertising, such as CBS and Lamar Advertising Company, as well as numerous smaller and local companies operating a limited number of display faces in a single or a few local markets. We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, the Internet and other forms of advertisement.

Outdoor companies compete primarily based on ability to reach consumers, which is driven by location of the display.

Advertising Inventory and Markets

As of December 31, 2009, we owned or operated approximately 195,000 displays in our Americas segment. Our displays are located on owned land, leased land or land for which we have acquired permanent easements. The majority of the advertising structures on which our displays are mounted require permits. Our permits are effectively issued in perpetuity by state and local governments and are typically transferable or renewable at little or no cost. Permits typically specify the location which allows us the right to operate an advertising structure at the specified location.

The following table sets forth certain selected information with regard to our Americas advertising inventory, with our markets listed in order of their designated market area (“DMA®”) region ranking (DMA® is a registered trademark of Nielsen Media Research, Inc.):

DMA® Region Rank	Markets	Billboards		Street Furniture Displays	Transit Displays(1)	Other Displays(2)	Total Displays
		Bulletins	Posters
	United States
1	New York, NY	—	—	—	—	—	2,636
2	Los Angeles, CA	—	—	—	—	—	10,361
3	Chicago, IL	—	—	—	—	—	11,264
4	Philadelphia, PA	—	—	—	—	—	5,251
5	Dallas-Ft. Worth, TX	—	—	—	—	—	15,414
6	San Francisco-Oakland-San Jose, CA	—	—	—	—	—	9,331

DMA® Region Rank	Markets	Billboards		Street Furniture Displays	Transit Displays(1)	Other Displays(2)	Total Displays
		Bulletins	Posters
7	Boston, MA (Manchester, NH)	—	—	—	—	—	2,762
8	Atlanta, GA	—	—		—	—	2,354
9	Washington, DC (Hagerstown, MD)	—	—	—	—	—	2,907
10	Houston, TX	—	—		—	—	3,104
11	Detroit, MI				—	—	318
12	Phoenix, AZ	—	—		—	—	9,566
13	Seattle-Tacoma, WA	—	—		—	—	13,057
14	Tampa-St. Petersburg (Sarasota), FL	—	—	—	—	—	2,273
15	Minneapolis-St. Paul, MN	—	—		—	—	1,899
16	Denver, CO				—	—	1,001
17	Miami-Ft. Lauderdale, FL	—	—	—	—	—	5,267
18	Cleveland-Akron (Canton), OH	—	—		—	—	3,479
19	Orlando-Daytona Beach-Melbourne, FL	—	—		—	—	3,798
20	Sacramento-Stockton-Modesto, CA	—	—	—	—	—	2,623
21	St. Louis, MO				—	—	297
22	Portland, OR	—	—			—	1,191
23	Pittsburgh, PA				—	—	94
24	Charlotte, NC					—	12
25	Indianapolis, IN	—	—		—	—	3,193
26	Raleigh-Durham (Fayetteville), NC				—	—	1,803
27	Baltimore, MD	—	—	—	—	—	1,910
28	San Diego, CA	—	—		—	—	765
29	Nashville, TN	—			—	—	756
30	Hartford-New Haven, CT				—	—	656
31	Salt Lake City, UT				—	—	66
32	Kansas City, KS/MO				—		1,173
33	Cincinnati, OH		—			—	12
34	Columbus, OH	—	—		—	—	1,635
35	Milwaukee, WI	—	—	—	—	—	6,473
36	Greenville-Spartanburg, SC- Asheville, NC-Anderson, SC	—	—		—		91
37	San Antonio, TX	—	—	—	—	—	7,227
38	West Palm Beach-Ft. Pierce, FL	—	—		—		1,465
39	Harrisburg-Lancaster-Lebanon-York, PA				—	—	174
41	Grand Rapids-Kalamazoo-Battle Creek, MI				—	—	312
42	Las Vegas, NV	—	—		—	—	1,121
43	Norfolk-Portsmouth-Newport News, VA	—	—		—	—	390
44	Albuquerque-Santa Fe, NM	—	—		—		1,298
45	Oklahoma City, OK	—					3
46	Greensboro-High Point-Winston Salem, NC				—		1,047

DMA® Region Rank	Markets	Billboards		Street Furniture Displays	Transit Displays(1)	Other Displays(2)	Total Displays
		Bulletins	Posters
47	Jacksonville, FL	—	—		—	—	978
48	Austin, TX	—	—		—	—	46
49	Louisville, KY				—	—	159
50	Memphis, TN	—	—	—	—	—	1,747
51-100	Various U.S. Cities	—	—		—	—	15,349
101-150	Various U.S. Cities	—	—	—	—	—	4,119
151+	Various U.S. Cities	—	—		—	—	2,224
	Non-U.S. Markets
n/a	Australia				—		1,466
n/a	Brazil	—	—	—			7,199
n/a	Canada			—	—	—	4,706
n/a	Chile	—	—				1,085
n/a	Mexico			—		—	4,998
n/a	New Zealand				—		1,695
n/a	Peru	—	—	—	—	—	2,659
n/a	Other (3)				—		4,316

					Total Americas Displays		194,575

(1)	Included in transit displays is our airport advertising business which offers products such as traditional static wall displays, visitor information centers, and other digital products including LCD screens and touch screen kiosks. Our digital products provide multiple display opportunities unlike our traditional static wall displays. Each of the digital display opportunities is counted as a unique display in the table.

(2)	Includes wallscapes, spectaculars, mall and digital displays. Our inventory includes other small displays not in the table since their contribution to our revenue is not material.

(3)	Includes displays in Antigua, Aruba, Bahamas, Barbados, Belize, Costa Rica, Dominican Republic, Grenada, Guam, Jamaica, Netherlands Antilles, Saint Kitts and Nevis, Saint Lucia and Virgin Islands.

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

Client Categories

In 2009, the top five client categories in our Americas segment were retail, telecommunications, banking and financial services, gambling and amusements.

Construction and Operation

We typically own the physical structures on which our clients’ advertising copy is displayed. We build some of the structures at our billboard fabrication business in Illinois and erect them on sites we either lease or own or for which we have acquired permanent easements. The site lease terms generally range from 1 to 20 years. In addition to the site lease, we must obtain a permit to build the sign. Permits are typically issued in perpetuity by the state or local government and typically are transferable or renewable for a minimal, or no, fee. Bulletin and poster advertising copy is either printed with computer generated graphics on a single sheet of vinyl or placed on lithographed or silk-screened paper sheets supplied by the advertiser. These advertisements are then transported to the site and in the case of vinyl, wrapped around the face of the site, and in the case of paper, pasted and applied like wallpaper to the site. The operational process also includes conducting visual inspections of the inventory for display defects and taking the necessary corrective action within a reasonable period of time.

International Outdoor Advertising

Our International business segment includes our operations in the U.K., France, Asia and Australia, with approximately 39% of our 2009 consolidated revenue in this segment derived from France and the United Kingdom. We own or operate approximately 639,000 displays in 32 countries. For the year ended December 31, 2009, International outdoor advertising represented 54% of our consolidated net revenue.

Our International outdoor assets consist of street furniture and transit displays, billboards, mall displays, Smartbike schemes, wallscapes and other spectaculars, which we own or operate under lease agreements. Our International business is focused on urban markets with dense populations.

Strategy

Similar to our Americas outdoor advertising, we believe International outdoor advertising has attractive industry fundamentals including a broad audience reach and a highly cost effective media for advertisers as measured by cost per thousand persons reached compared to other traditional media. Our International strategy focuses on our competitive strengths to position the Company through the following strategies:

Promote Overall Outdoor Media Spending. Our strategy is to continue to drive growth in outdoor advertising’s share of total media spending and leverage such growth with our international scale and local reach. We are focusing on developing and implementing better and improved outdoor audience delivery measurement systems to provide advertisers with tools to determine how effectively their message is reaching the desired audience. As a result of the implementation strategies above, we believe advertisers will shift their budgets towards the outdoor advertising medium.

Significant Cost Reductions and Capital Discipline. To address the softness in advertising demand resulting from the global economic downturn, we have taken steps to reduce our fixed costs. In the fourth quarter of 2008, we commenced a restructuring plan to reduce our cost base through renegotiations of lease agreements, workforce reductions, elimination of overlapping functions, takedown of unprofitable advertising structures and other cost savings initiatives. In order to achieve these cost savings, we incurred a total of $65.0 million in costs in 2008 and 2009. We estimate the benefit of the restructuring program was an approximate $120.1 million aggregate reduction to our 2008 fixed operating expense base in 2009 and that the benefit of these initiatives will be fully realized by 2011.

No assurance can be given that the restructuring program will achieve all of the anticipated cost savings in the timeframe expected or at all, or that the cost savings will be sustainable. In addition, we may modify or terminate the restructuring program in response to economic conditions or otherwise.

We plan to continue controlling costs to achieve operating efficiencies, sharing best practices across our markets and focusing our capital expenditures on opportunities that we expect to yield higher returns, leveraging our flexibility to make capital outlays based on the environment.

Capitalize on Product and Geographic Opportunities. We are also focused on growing our business internationally through new product offerings, optimization of our current display portfolio and selective investments targeting promising growth markets. We have continued to innovate and introduce new products, such as our Smartbike programs, in international markets based on local demands.

Sources of Revenue

Our International segment generated 54%, 57% and 55% of our revenue in 2009, 2008 and 2007, respectively. International revenue is derived from the sale of advertising copy placed on our display inventory. Our International display inventory consists primarily of billboards, street furniture displays, transit displays and other out-of-home advertising displays, such as neon displays. The following table shows the approximate percentage of revenue derived from each category of our International segment:

	Year Ended December 31,
	2009	2008	2007
Billboards (1)	32%	35%	39%
Street furniture displays	40%	38%	37%
Transit displays (2)	8%	9%	8%
Other displays (3)	20%	18%	16%

Total	100%	100%	100%

(1)	Includes revenue from spectaculars and neon displays.

(2)	Includes small displays.

(3)	Includes advertising revenue from mall displays, other small displays, and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services, operation of Smartbike schemes and production revenue.

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

Billboards

The sizes of our International billboards are not standardized. The billboards vary in both format and size across our networks, with the majority of our International billboards being similar in size to our posters used in our Americas business (30-sheet and 8-sheet displays). Our International billboards are sold to clients as network packages with contract terms typically ranging from one to two weeks. Long-term client contracts are also available and typically have terms of up to one year. We lease the majority of our billboard sites from private landowners. Billboards include our spectacular and neon displays. DEFI, our International neon subsidiary, is a global provider of neon signs with approximately 361 displays in more than 16 countries worldwide. Client contracts for International neon displays typically have terms of approximately five years.

Street Furniture Displays

Our International street furniture displays are substantially similar to their Americas street furniture counterparts, and include bus shelters, freestanding units, public toilets, various types of kiosks and benches. Internationally, contracts with municipal and transit authorities for the right to place our street furniture in the public domain and sell advertising on such street furniture typically provide for terms ranging from 10 to 15 years. The major difference between our International and Americas street furniture businesses is in the nature of the municipal contracts. In our International business, these contracts typically require us to provide the municipality with a broader range of urban amenities such as bus shelters with or without advertising panels, information kiosks and public wastebaskets, as well as space for the municipality to display maps or other public information. In exchange for providing such urban amenities and display space, we are authorized to sell advertising space on certain sections of the structures we erect in the public domain. Our International street furniture is typically sold to clients as network packages, with contract terms ranging from one to two weeks. Long-term client contracts are also available and typically have terms of up to one year.

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

Other International Inventory and Services

The balance of our revenue from our International segment consists primarily of advertising revenue from mall displays, other small displays and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services and production revenue. Internationally, our contracts with mall operators generally have terms ranging from five to ten years and client contracts for mall displays generally have terms ranging from one to two weeks, but are available for up to six-month periods. Long-term client contracts for mall displays are also available and typically have terms of up to one year. Our International inventory includes other small displays that are counted as separate displays since they form a substantial part of our network and International revenue. We also have a bike rental program which provides bicycles for rent to the general public in several municipalities. In exchange for providing the bike rental program, we generally derive revenue from advertising rights to the bikes, bike stations, additional street furniture displays or fees from the local municipalities. Several of our International markets sell equipment or provide cleaning and maintenance services as part of a billboard or street furniture contract with a municipality. Production revenue relates to the production of advertising posters, usually for small customers.

Competition

The International outdoor advertising industry is fragmented, consisting of several larger companies involved in outdoor advertising, such as CBS and JC Decaux, as well as numerous smaller and local companies operating a limited number of display faces in a single or a few local markets. We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, the Internet and other forms of advertisement.

Outdoor companies compete primarily based on ability to reach consumers, which is driven by location of the display.

Advertising Inventory and Markets

As of December 31, 2009, we owned or operated approximately 639,000 displays in our International segment. The following table sets forth certain selected information with regard to our International advertising inventory, which are listed in descending order according to 2009 revenue contribution:

International Markets	Billboards(1)	Street Furniture Displays	Transit Displays(2)	Other Displays(3)	Total Displays
France	—	—	—	—	122,930
United Kingdom	—	—	—	—	57,685
China	—	—	—		66,965
Italy	—	—	—		53,589
Spain	—	—	—	—	31,603
Australia/New Zealand		—	—		18,611
Belgium	—	—	—	—	24,079
Switzerland	—		—	—	17,962
Sweden	—	—	—	—	113,622
Denmark	—	—	—	—	40,309
Norway	—	—	—	—	21,548

International Markets	Billboards(1)	Street Furniture Displays	Transit Displays(2)	Other Displays(3)	Total Displays
Ireland	—	—		—	9,493
Turkey	—	—	—	—	13,248
Holland	—	—		—	5,289
Finland	—	—	—	—	14,236
Poland	—	—		—	7,561
Baltic States/Russia	—		—		15,146
Greece			—		1,121
Singapore		—			3,845
Romania	—			—	134
Hungary	—		—		34
India	—	—			166
Austria	—				15
Portugal	—				14
Germany	—				46
Czech Republic	—				11
United Arab Emirates	—				1

		Total International Displays			639,263

(1)	Includes spectaculars and neon displays.

(2)	Includes small displays.

(3)	Includes mall displays and other small displays counted as separate displays in the table since they form a substantial part of our network and International revenue.

Equity Investments

In addition to the displays listed above, as of December 31, 2009, we had equity investments in various out-of-home advertising companies that operate in the following markets:

Market	Company	Equity Investment	Billboards(1)	Street Furniture Displays	Transit Displays
Outdoor Advertising Companies
Italy	Alessi	36.75%	—	—	—
Italy	AD Moving SpA	18.75%	—		—
Hong Kong	Buspak	50.0%	—		—
Spain	Clear Channel Cemusa	50.0%	—
Thailand	Master & More	32.5%	—	—
Belgium	MTB	49.0%			—
Other Media Companies
Norway	CAPA	50.0%

(1)	Includes spectaculars and neon displays.

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

Client Categories

In 2009, the top five client categories in our International segment, based on International revenue derived from these categories, were retail, food and food products, telecommunications, entertainment and automotive.

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

Employees

As of March 10, 2010, we had approximately 1,996 United States-based employees and approximately 4,315 non-United States-based employees, of which approximately 139 were employed in corporate activities. Approximately 164 of our United States employees and approximately 337 of our non-United States employees are subject to collective bargaining agreements in their respective countries. We are a party to numerous collective bargaining agreements, none of which represent a significant number of employees. We believe that our relationship with our employees is good.

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

To satisfy the HBA’s requirements, all states have passed billboard control statutes and regulations which regulate, among other things, construction, repair, maintenance, lighting, height, size, spacing, the placement and permitting of outdoor advertising structures. We are not aware of any state which has passed control statutes and regulations less restrictive than the prevailing Federal requirements, including the requirement that an owner remove any non-grandfathered non-compliant signs along the controlled roads, at the owner’s expense and without compensation. Local governments generally also include billboard control as part of their zoning laws and building codes regulating those items described above and include similar provisions regarding the removal of non-grandfathered structures that do not comply with certain of the local requirements. Some local governments have initiated code enforcement and permit reviews of billboards within their jurisdiction challenging billboards located within their jurisdiction, and in some instances the Company has had to remove billboards as a result of such reviews.

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

International regulations have a significant impact on the outdoor advertising industry and our business. International regulation of the outdoor advertising industry can vary by municipality, region and country, but generally limits the size, placement, nature and density of out-of-home displays. Other regulations may limit the subject matter and language of out-of-home displays.

NYSE Matters

The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this Annual Report. Additionally, in 2010 our Chief Executive Officer submitted a Section 303A.12(a) CEO Certification to the New York Stock Exchange (“NYSE”) certifying that he was not aware of any violation by Clear Channel Outdoor Holdings, Inc. of the NYSE’s corporate governance listing standards.

ITEM 1A. Risk Factors

Risks Related to Our Business

We may be adversely affected by a general deterioration in economic conditions.

The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. The global economic downturn resulted in a decline in advertising and marketing by our customers, resulting in a decline in advertising revenues across our businesses. This reduction in advertising revenues has had an adverse effect on our revenue, profit margins, cash flow and liquidity. The continuation of the global economic downturn may continue to adversely impact our revenue, profit margins, cash flow and liquidity.

Primarily as a result of the global economic downturn, revenue decreased by $591.3 million during 2009 as compared to 2008. Our Americas revenue declined $192.1 million during 2009 compared to 2008, attributable to decreases in poster and bulletin revenues associated with cancellations and non-renewals from major national advertisers. Our International outdoor revenue also declined $399.2 million primarily as a result of challenging advertising markets and the negative impact of foreign exchange.

Additionally, we performed an interim impairment test in the fourth quarter of 2008, and again in the second quarter of 2009, primarily on our indefinite-lived assets and goodwill and recorded non-cash impairment charges of $3.2 billion and $812.4 billion, respectively. While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the fair value of our licenses, billboard permits and reporting units, it is possible a material change could occur. If future results are not consistent with our assumptions and estimates, we may be exposed to further impairment charges in the future.

Our restructuring program may not be entirely successful.

In the fourth quarter of 2008, we commenced a restructuring program targeting a reduction in fixed costs through renegotiations of lease agreements, workforce reductions, the elimination of overlapping functions and other cost savings initiatives. The program has resulted in restructuring and other expenses, and we may incur additional costs pursuant to the restructuring program in the future. No assurance can be given that the restructuring program will achieve the anticipated cost savings in the timeframe expected or at all, or for how long any cost savings will persist. In addition, the restructuring program may be modified or terminated in response to economic conditions or otherwise.

To service our debt obligations and to fund capital expenditures, we will require a significant amount of cash to meet our needs, which depends on many factors beyond our control.

Our ability to service our debt obligations and to fund capital expenditures for display construction or renovation will require a significant amount of cash, which depends on many factors beyond our control. This is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control, which may prevent us from securing sufficient cash to meet these needs. Our ability to make payments on and to refinance our indebtedness will also depend on our ability to generate cash in the future.

We cannot ensure that our business will generate sufficient cash flow or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If our future cash flow from operations, cash on hand and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, or attempt to obtain additional equity capital or restructure or refinance all or a portion of indebtedness debt on or before maturity. We cannot ensure that we will be able to refinance any of our debt on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing indebtedness and other future indebtedness may limit our ability to pursue these alternatives.

The Clear Channel Worldwide Holdings, Inc. $500.0 million Series A Senior Notes and $2.0 billion Series B Senior Notes, Clear Channel Communications’ Bank Credit Facility (of which the Company is a Restricted Subsidiary) and the Master Agreement with Clear Channel Communications impose restrictions on our ability to finance operations and capital needs, make acquisitions or engage in other business activities.

The Clear Channel Worldwide Holdings, Inc. $500.0 million Series A Senior Notes and $2.0 billion Series B Senior Notes, Clear Channel Communications’ Bank Credit Facility and Master Agreement with Clear Channel Communications include restrictive covenants that, among other things, restrict our ability to:

•	issue any shares of capital stock or securities convertible into capital stock;

•	incur additional indebtedness;

•	pay dividends and make distributions;

•	make certain acquisitions and investments;

•	repurchase our stock;

•	create liens;

•	enter into transactions with affiliates;

•	enter into sale leaseback transactions;

•	dispose of all or substantially all of our assets; and

•	merge or consolidate.

In addition, the indentures governing the Clear Channel Worldwide Holdings, Inc. $500.0 million Series A Senior Notes and $2.0 billion Series B Senior Notes require us to prepay it in full upon a change in control (as defined in the note), and, upon asset sales, subject to certain exceptions, to prepay the note in the amount of excess proceeds received from such asset sales. Our failure to comply with the terms and covenants in our indebtedness could lead to a default under the terms of those documents, which would entitle the holders to accelerate the indebtedness and declare all amounts owed due and payable.

The existence of these restrictions limits our ability to finance operations and capital needs, make acquisitions or engage in other business activities, including our ability to grow and increase our revenue or respond to competitive changes. The following is a discussion of our sources of capital:

•

Certain of our International subsidiaries may borrow against a $150.0 million sub-limit included in Clear Channel Communications’ $2.0 billion revolving credit facility, to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. On February 6, 2009, Clear Channel Communications borrowed the remaining availability under its $2.0 billion revolving credit facility, including the remaining availability under the $150.0 million sub-limit. Our international subsidiaries have borrowed $30.0 million against the $150.0 million sub-limit.

•

As part of the day-to-day cash management services provided by Clear Channel Communications, we maintain accounts that represent net amounts due to or from Clear Channel Communications, which is recorded as “Due from/to Clear Channel Communications” on the consolidated balance sheet. The accounts represent the net of the balances on our revolving promissory note issued by us to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to us, each in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances. Clear Channel Communications is not required to provide us with funds to finance our working capital or other cash requirements. Our claim in relation to cash transferred from our concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account. If Clear Channel Communications were to become insolvent, we would be an unsecured creditor of Clear Channel Communications with respect to the revolving promissory note issued by Clear Channel

Communications to us. At December 31, 2009 and 2008, the asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet was $123.3 million and $431.6 million, respectively.

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

We are dependent on our ability to attract, motivate and retain management and key employees.

Our business is dependent on our ability to attract, motivate and retain members of our senior management group and other key employees, including local market managers. Many of our management team have been with the Company for a significant period of time. Certain members of our senior management have recently left the Company or changed their role within the Company. Although we have hired new executive officers, if we are unable to hire new employees to replace these senior managers or are not successful in attracting, motivating and retaining other key employees, our business could be adversely affected.

We face intense competition in the outdoor advertising industry.

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

United States Federal, state and local regulations have a significant impact on the outdoor advertising industry and our business. One of the seminal laws is the HBA, which regulates outdoor advertising on the 306,000 miles of Federal-Aid Primary, Interstate and National Highway Systems. The HBA regulates the size and location of billboards, mandates a state compliance program, requires the development of state standards, promotes the expeditious removal of illegal signs, and requires just compensation for takings. Construction, repair, maintenance, lighting, upgrading, height, size, spacing, the location and permitting of billboards and the use of new technologies for changing displays, such as digital displays, are regulated by Federal, state and local governments. From time to time, states and municipalities have prohibited or significantly limited the construction of new outdoor advertising structures, and also permitted non-conforming structures to be rebuilt by third parties. Changes in laws and regulations affecting outdoor advertising at any level of government, including laws of the foreign jurisdictions in which we operate, could have a significant financial impact on us by requiring us to make significant expenditures or otherwise limiting or restricting some of our operations.

From time to time, certain state and local governments and third parties have attempted to force the removal of our displays under various state and local laws, including zoning ordinances, permit enforcement, condemnation and amortization. Amortization is the attempted forced removal after a period of years of legal but non-conforming billboards (billboards which conformed with applicable zoning regulations when built, but which do not conform to current zoning regulations) or the commercial advertising placed on such billboards. Pursuant to this concept, the governmental body asserts that just compensation is earned by continued operation of the billboard over time. Amortization is prohibited along all controlled roads and generally prohibited along non-controlled roads. Amortization has, however, been upheld along non-controlled roads in limited instances where provided by state and local law. Other regulations limit our ability to rebuild, replace, repair, maintain and upgrade non-conforming displays. In addition, from time to time third parties or local governments assert that we own or operate displays that either are not properly permitted or otherwise are not in strict compliance with applicable law. For example, recent court rulings have upheld regulations in the City of New York that may impact the number of displays we have in certain areas within the city. Although we believe that the number of our billboards that may be subject to removal based on alleged noncompliance is immaterial, from time to time we have been required to remove billboards for alleged noncompliance. Such regulations and allegations have not had a material impact on our results of operations to date, but if we are increasingly unable to resolve such allegations or obtain acceptable arrangements in circumstances in which our displays are subject to removal, modification, or amortization, or if there occurs an increase in such regulations or their enforcement, our operating results could suffer.

A number of state and local governments have implemented or initiated legislative billboard controls, including taxes, fees and registration requirements in an effort to decrease or restrict the number of outdoor signs and/or to raise revenue. In addition, a number of jurisdictions, including the City of Los Angeles, have implemented legislation or interpreted existing legislation to restrict or prohibit the installation of new digital billboards. While these controls have not had a material impact on our business and financial results to date, we expect states and local governments to continue these efforts. The increased imposition of these controls and our inability to overcome any such regulations could reduce our operating income if those outcomes require removal or restrictions on the use of preexisting displays. In addition, if we are unable to pass on the cost of these items to our clients, our operating income could be adversely affected.

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

Capital requirements necessary to implement strategic initiatives could pose risks.

The purchase price of possible acquisitions, capital expenditures for deployment of digital billboards and/or other strategic initiatives could require additional indebtedness or equity financing on our part. Since the terms and availability of this financing depend to a large degree upon general economic conditions and third parties over which we have no control, we can give no assurance that we will obtain the needed financing or that we will obtain such financing on attractive terms. In addition, our ability to obtain financing depends on a number of other factors, many of which are also beyond our control, such as interest rates and national and local business conditions. If the cost of obtaining needed financing is too high or the terms of such financing are otherwise unacceptable in relation to the strategic opportunity we are presented with, we may decide to forego that opportunity. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.

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

Doing business in foreign countries carries with it certain risks that are not found in doing business in the United States. The risks of doing business in foreign countries that could result in losses against which we are not insured include:

•	exposure to local economic conditions;

•	potential adverse changes in the diplomatic relations of foreign countries with the United States;

•	hostility from local populations;

•	the adverse effect of currency exchange controls;

•	restrictions on the withdrawal of foreign investment and earnings;

•	government policies against businesses owned by foreigners;

•	investment restrictions or requirements;

•	expropriations of property;

•	the potential instability of foreign governments;

•	the risk of insurrections;

•	risks of renegotiation or modification of existing agreements with governmental authorities;

•	foreign exchange restrictions;

•	withholding and other taxes on remittances and other payments by subsidiaries;

•	changes in taxation structure; and

•	changes in laws or regulations or the interpretation or application of laws or regulations.

In addition, because we own assets in foreign countries and derive revenue from our International operations, we may incur currency translation losses due to changes in the values of foreign currencies and in the value of the United States dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Management — Foreign Currency Exchange Rate Risk.”

The success of our street furniture and transit products is dependent on our obtaining key municipal concessions, which we may not be able to obtain on favorable terms.

Our street furniture and transit products businesses require us to obtain and renew contracts with municipalities and other governmental entities. Many of these contracts, which require us to participate in competitive bidding processes at each renewal, typically have terms ranging from three to 20 years and have revenue share and/or fixed payment components. Our inability to successfully negotiate, renew or complete these contracts due to governmental demands and delay and the highly competitive bidding processes for these contracts could affect our ability to offer these products to our clients, or to offer them to our clients at rates that are competitive to other forms of advertising, without adversely affecting our financial results.

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

Future transactions could pose risks.

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

¡

recruit additional senior management as we cannot be assured that senior management of acquired companies will continue to work for us and we cannot be certain that any of our recruiting efforts will succeed, and

¡

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

•

Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, historically have been satisfied as part of the corporate-wide cash management policies of Clear Channel Communications. Subsequent to the IPO, Clear Channel Communications is not required to provide us with funds to finance our working capital or other cash requirements. Without the opportunity to obtain financing from Clear Channel Communications, we may in the future need to obtain additional financing from banks, or through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements. We may incur debt on terms and at interest rates that will not be as favorable as those generally enjoyed by Clear Channel Communications.

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

•

Pursuant to a cash management arrangement, substantially all of the cash generated from our domestic Americas operations is transferred daily into accounts of our parent company, Clear Channel Communications (after satisfying the funding requirements of the Trustee Account), where funds of ours and of Clear Channel Communications may be commingled. These amounts are evidenced by a revolving promissory note issued by Clear Channel Communications to us. We do not have a commitment from Clear Channel Communications to advance funds to us, and we have no access to the cash transferred from us to Clear Channel Communications. If Clear Channel Communications were to become insolvent, we would be an unsecured creditor of Clear Channel Communications. In such event, we would be treated the same as other unsecured creditors of Clear

Channel Communications and, if we were not entitled to the cash previously transferred to Clear Channel Communications, or could not obtain such cash on a timely basis, we could experience a liquidity shortfall.

Because Clear Channel Communications controls substantially all of the total voting power of our common stock, investors will not be able to affect the outcome of any shareholder vote.

As of December 31, 2009, Clear Channel Communications indirectly owned all of our outstanding shares of Class B common stock, representing approximately 89% of the outstanding shares of our common stock. Each share of our Class B common stock entitles its holder to 20 votes and each share of our Class A common stock entitles its holder to 1 vote on all matters on which shareholders are entitled to vote. As a result, Clear Channel Communications controlled approximately 99% of the total voting power of our common stock.

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

We have entered into a Master Agreement, a Corporate Services Agreement, a Trademark License Agreement and a number of other agreements with Clear Channel Communications setting forth various matters governing our relationship with Clear Channel Communications while it remains a significant shareholder in us. These agreements govern our relationship with Clear Channel Communications and allow Clear Channel Communications to retain control over, among other things, our continued use of the trademark “Clear Channel,” the provision of corporate services to us, our cash management and our ability to make certain acquisitions or to merge or consolidate or to sell all or substantially all our assets. The rights of Clear Channel Communications under these agreements may allow Clear Channel Communications to delay or prevent an acquisition of us that our other shareholders may consider favorable. We are not able to terminate these agreements or amend them in a manner we deem more favorable so long as Clear Channel Communications continues to own shares of our common stock representing more than 50% of the total voting power of our common stock.

Conflicts of interest may arise between Clear Channel Communications and us that could be resolved in a manner unfavorable to us.

Questions relating to conflicts of interest may arise between Clear Channel Communications and us in a number of areas relating to our past and ongoing relationships. Clear Channel Communications is now owned indirectly by CC Media Holdings. Three of our directors serve as directors of CC Media Holdings. Three of our other directors are affiliated with CC Media Holdings and its shareholders. In addition, four of our executive officers serve as executive officers of CC Media Holdings. For as long as Clear Channel Communications continues to own shares of our common stock representing more than 50% of the total voting power of our common stock, it has the ability to direct the election of all the members of our Board of Directors and to exercise a controlling influence over our business and affairs.

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

We are a “controlled company” within the meaning of the New York Stock Exchange (“NYSE”) rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements that may not provide as many protections as those afforded to shareholders of other companies.

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

For so long as Clear Channel Communications continues to own shares of our common stock representing at least 80% of the total voting power and value of our common stock, we and certain of our subsidiaries will be included in Clear Channel Communications’ consolidated group for U.S. Federal income tax purposes for all pre-merger periods and CC Media Holdings’ consolidated group for post-merger periods. In addition, we or one or more of our subsidiaries may be included in the combined, consolidated or unitary tax returns of Clear Channel Communications for pre-merger periods and CC Media Holdings for post-merger periods or one or more of its subsidiaries for foreign, state and local income tax purposes. Under the Tax Matters Agreement, we pay to Clear Channel Communications the amount of Federal, foreign, state and local income taxes which we would be required to pay to the relevant taxing authorities if we and our subsidiaries filed combined, consolidated or unitary tax returns and were not included in the consolidated, combined or unitary tax returns of Clear Channel Communications or its subsidiaries. In addition, by virtue of its controlling ownership and the Tax Matters Agreement, Clear Channel Communications effectively controls all of our tax decisions. The Tax Matters Agreement provides that Clear Channel Communications has the sole authority to respond to and conduct all tax proceedings (including tax audits) relating to us, to file all income tax returns on our behalf and to determine the amount of our liability to (or entitlement to payment from) Clear Channel Communications under the Tax Matters Agreement. This arrangement may result in conflicts of interest between Clear Channel Communications and us. For example, under the Tax Matters Agreement, Clear Channel Communications is able to choose to contest, compromise, or settle any adjustment or deficiency proposed by the relevant taxing authority in a manner that may be beneficial to Clear Channel Communications and detrimental to us.

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

For so long as Clear Channel Communications maintains significant control over us, a deterioration in the financial condition of Clear Channel Communications, could have the effect of increasing our borrowing costs or impairing our access to the capital markets because of our reliance on Clear Channel Communications for availability under our “Due from Clear Channel Communications” account and its revolving credit facility. To the extent we do not pass on our increased borrowing costs to our clients, our profitability, and potentially our ability to raise capital, could be materially affected. Also, until the first date Clear Channel Communications owns shares of our common stock representing less than 50% of the total voting power of our common stock, pursuant to the Master Agreement between us and Clear Channel Communications, Clear Channel Communications will have the ability to limit our ability to incur debt or issue equity securities, among other limitations, which could adversely affect our ability to meet our liquidity needs or to grow our business.

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

We currently do not pay dividends on our Class A common stock.

To date, we have never paid dividends on our Class A common stock and are subject to restrictions on our ability to pay dividends should we seek to do so in the future. We are a holding company with no independent operations and no significant assets other than the stock of our subsidiaries. We therefore are dependent upon the receipt of dividends or other distributions from our subsidiaries to pay dividends. In addition, our senior notes contain restrictions on our ability to pay dividends. If we elect not to pay dividends in the future or are prevented from doing so, the price of our Class A common stock must appreciate in order to realize a gain on your investment. This appreciation may not occur.

Cautionary Statement Concerning Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including without limitation, our future operating and financial performance and availability of capital resources and the terms thereof. Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our future performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. We do not intend, nor do we undertake any duty, to update any forward-looking statements.

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

•	our restructuring program may not be entirely successful;

•	the impact of the geopolitical environment;

•	our ability to integrate the operations of recently acquired companies;

•	shifts in population and other demographics;

•	industry conditions, including competition;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	changes in labor conditions;

•	fluctuations in exchange rates and currency values;

•	capital expenditure requirements;

•	the outcome of pending and future litigation settlements;

•	legislative or regulatory requirements;

•	changes in interest rates;

•	the effect of leverage on our financial position and earnings;

•	taxes;

•	access to capital markets and borrowed indebtedness;

•	the impact of the above and similar factors on Clear Channel Communications, our primary direct or indirect external source of capital; and

•	certain other factors set forth in our other filings with the Securities and Exchange Commission.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative and is not intended to be exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 1B. Unresolved Staff Comments

None.

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

With respect to each of the Americas outdoor and International outdoor operating segments, we primarily lease our outdoor display sites and own or have acquired permanent easements for relatively few parcels of real property that serve as the sites for our outdoor displays. Our leases generally range from month-to-month to year-to-year and can be for terms of ten years or longer, and many provide for renewal options.

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

On or about July 12, 2006, two of the Company’s operating businesses in the Sao Paulo, Brazil market received notices of infraction from the state taxing authority, seeking to impose a value added tax (“VAT”) on such businesses, retroactively for the period from December 31, 2001 through January 31, 2006. The taxing authority contends that the Company’s businesses fall within the definition of “communication services” and as such are subject to the VAT. The aggregate amount of tax initially claimed to be owed by both businesses equals approximately $64.6 million, comprised of approximately $18.7 million in taxes, approximately $37.5 million in penalty and approximately $8.4 million in interest (as of December 31, 2009 at an exchange rate of 0.55). In addition, the taxing authority is seeking to impose an additional aggregate amount of interest on the tax and penalty amounts until the initial tax, penalty and interest are paid of approximately $20.4 million (as of December 31, 2009 at an exchange rate of 0.55). The aggregate amount of additional interest accrues monthly at an interest rate promulgated by the Brazilian government, which at December 31, 2009 is equal to approximately $0.56 million per month.

The Company has filed petitions to challenge the imposition of this tax against each of its businesses, which are proceeding separately. The Company’s challenge for L&C Outdoor Ltda. was unsuccessful at the first administrative level, but successful at the second administrative level. The state taxing authority has filed an appeal to the next administrative level which requires consideration by a full panel of 16 administrative law judges. The

Company’s challenge for Publicidad Klimes Sao Paulo Ltda. was unsuccessful at the first administrative level, and denied at the second administrative level on or about September 24, 2009. The Company is appealing to the third administrative level which has a panel of 16 judges. If the Company is not successful with either of its administrative petitions, it may appeal to the judicial level.

Executive Officers of the Registrant

Set forth below are the names and ages and current positions of our executive officers as of March 16, 2010:

Name	Age	Position	Term as Director
Mark P. Mays	46	Chairman of the Board, President, Chief Executive Officer and Director	Expires 2012
Thomas W. Casey	47	Chief Financial Officer
Ronald Cooper	52	Chief Executive Officer - Americas
Jonathan D. Bevan	38	Chief Operating Officer – International
William Eccleshare	53	President and Chief Executive Officer - International
Herbert W. Hill, Jr.	51	Senior Vice President and Chief Accounting Officer
Robert H. Walls, Jr	49	Executive Vice President, General Counsel and Secretary
Franklin G. Sisson, Jr.	57	Executive Vice President – Sales and Marketing
David Clark	42	Executive Vice President – Americas General Counsel

The officers named above serve until the next Board of Directors meeting immediately following the Annual Meeting of Shareholders. We expect to retain the individuals named above as our executive officers at such Board of Directors meeting.

Mark P. Mays has served as our Chief Executive Officer since August 2005 and Director since April 1997. Mr. M. Mays is the brother of Randall T. Mays, one of our Directors and our former Chief Financial Officer. Mr. M. Mays has also served as Chief Executive Officer of Clear Channel Communications since October 2004. Prior thereto, he served as President and Chief Operating Officer of Clear Channel Communications from February 1997 to October 2004 and as President and Chief Executive Officer from October 2004 to February 2006, when he relinquished his duties as President until he was reappointed President in January 2010.

Thomas W. Casey has served as our Chief Financial Officer since January 4, 2010. Previously, Mr. Casey served as Executive Vice President and Chief Financial Officer of Washington Mutual, Inc. until October 2008. Prior thereto, Mr. Casey served as Vice President of General Electric Company and Senior Vice President and Chief Financial Officer of GE Financial Assurance since 1999.

Ronald Cooper has served as our Chief Executive Officer – Americas since December 10, 2009. Previously, Mr. Cooper was the President and Chief Operating Officer of Adelphia Communications Corporation from 2003 until 2006. Prior thereto he served as the Chief Operating Officer of AT&T Broadband from 2001 to 2002 and as President and Chief Operating Officer of RELERA Data Centers & Solutions from 2000 to 2001.

Jonathan D. Bevan has served as our Chief Operating Officer — International since October 2009. Prior thereto, he served as our Chief Financial Officer — International and Director of Corporate Development from November 2006 to November 2009. Prior thereto, he served as our Chief Financial Officer — International from January 2006 to November 2006. Prior thereto, he served as Chief Operating Officer — International for the remainder of the relevant five-year period.

William Eccleshare has served as Chief Executive Officer of our International division since September 1, 2009. Previously, he was Chairman and CEO of BBDO Europe since 2005. Prior thereto, he was Chairman and CEO of Young & Rubicam EMEA since 2002.

Herbert W. Hill, Jr. has served as Senior Vice President and Chief Accounting Officer of the Company since April 2006 and has served as Senior Vice President and Chief Accounting Officer of Clear Channel Communications since 1997. Mr. Hill’s service as Senior Vice President, Chief Accounting Officer and Assistant Secretary of the Company will end effective March 31, 2010. Following March 31, 2010, Mr. Hill has agreed to continue with the Company as Director of Special Accounting and Information Systems Operations for an additional year.

Robert H. Walls, Jr has served as Executive Vice President, General Counsel and Secretary since January 1, 2010. Previously, Mr. Walls served as Managing Director and was a founding partner of Post Oak Energy Capital, LP through December 31, 2009. Prior thereto, Mr. Walls was Executive Vice President and General Counsel at Enron Corp., and a member of its Chief Executive Office since 2002. Prior thereto, he was Executive Vice President and General Counsel at Enron Global Assets and Services, Inc. and Deputy General Counsel at Enron Corp.

Franklin G. Sisson, Jr. has served as Executive Vice President — Sales and Marketing since 2001.

David Clark has served as Executive Vice President and General Counsel – Americas since July 15, 2009. Mr. Clark has been a member of our legal team since 2004, most recently serving as a Senior Vice President and Associate General Counsel.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “CCO.” There were 87 shareholders of record as of March 10, 2010. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table sets forth, for the calendar quarters indicated, the reported high and low sales price of our Class A common stock as reported on the NYSE:

	Common Stock Market Price
	High	Low

2008
First Quarter	$27.82	$18.36
Second Quarter	22.49	17.05
Third Quarter	18.15	11.88
Fourth Quarter	13.75	3.35

2009
First Quarter	$7.74	$2.14
Second Quarter	7.04	3.29
Third Quarter	7.68	3.84
Fourth Quarter	11.29	6.51

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Dividend Policy

To date, we have never paid dividends on our Class A common stock and our ability to pay dividends on our common stock is subject to restrictions should we seek to do so in the future. We are a holding company with no independent operations and no significant assets other than the stock of our subsidiaries. We, therefore, are dependent on the receipt of dividends or other distributions from our subsidiaries to pay dividends. In addition, our senior notes contain restrictions on our ability to pay dividends. If we were to declare and pay cash dividends in the future, holders of Class A common stock and Class B common stock would share equally, on a per share basis, in any such cash dividend.

Equity Compensation Plans

The following table summarizes information as of December 31, 2009, relating to the Company’s equity compensation plan pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

Plan category	Number of securities to be issued upon exercise price of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	9,405,069	$ 16.90	31,559,777
Equity compensation plans not approved by security holders	—	$ —	—
Total	9,405,069	$ 16.90	31,559,777

(1)	Represents the Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan.

Sales of Unregistered Securities

We did not sell any equity securities during 2009 that were not registered under the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchases.

During the three months ended December 31, 2009, we accepted shares in payment of income taxes due upon the vesting of restricted stock awards as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs

October 1 through October 31	196	$7.84	—	$—

November 1 through November 30	9,131	$7.93	—	$—

December 1 through December 31	—	$—	—	$—
Total	9,327	$7.93	—	$—

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

The following tables set forth our summary historical consolidated financial and other data as of the dates and for the periods indicated. The summary historical financial data are derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected for future periods. Acquisitions and dispositions impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.

We adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51, codified in ASC 810-10-45 on January 1, 2009. Adoption of this standard requires retrospective application in the financial statements of earlier periods on January 1, 2009. In connection with our subsidiary’s offering of $500.0 million aggregate principal amount of Series A Senior Notes and $2.0 billion aggregate principal amount of Series B Senior Notes, we filed a Form 8-K on December 11, 2009 to retrospectively recast the historical financial statements and certain disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2008 for the adoption of ASC 810-10-45.

The summary historical consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K. The statement of operations for the year ended December 31, 2008 is comprised of two periods: post-merger and pre-merger. We applied purchase accounting adjustments to the opening balance sheet on July 31, 2008 as the merger occurred at the close of business on July 30, 2008. The merger resulted in a new basis of accounting beginning on July 31, 2008. For additional discussion regarding the pre-merger and post-merger periods, please refer to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

(In thousands, except per share data)	Year Ended December 31,
	2009 Post-Merger	2008 Combined	2007 (1) Pre-Merger	2006 (2) Pre-Merger	2005 Pre-Merger
Results of Operations Data:
Revenue	$2,698,024	$3,289,287	$3,281,836	$2,897,721	$2,666,078
Operating expenses:
Direct operating expenses	1,625,083	1,882,136	1,734,845	1,514,842	1,405,758
Selling, general and administrative expenses	484,404	606,370	537,994	486,994	478,343
Depreciation and amortization	439,647	472,350	399,483	407,730	400,639
Corporate expenses	65,247	71,045	66,080	65,542	61,096
Impairment charges (3)	890,737	3,217,649	—	—	—
Other operating income (expense) — net	(8,231)	15,848	11,824	22,846	3,488

Operating income (loss)	(815,325)	(2,944,415)	555,258	445,459	323,730
Interest expense — net (including interest on debt with Clear Channel Communications)	154,195	161,650	157,881	162,583	198,354
Loss on marketable securities	11,315	59,842	—	—	—
Equity in earnings (loss) of nonconsolidated affiliates	(31,442)	68,733	4,402	7,460	9,844
Other income (expense)— net	(9,368)	25,479	10,113	331	(12,291)

Income (loss) before income taxes	(1,021,645)	(3,071,695)	411,892	290,667	122,929
Income tax (expense) benefit:
Current	16,769	(27,126)	(111,726)	(82,553)	(51,173)
Deferred	132,341	247,445	(34,915)	(39,527)	5,689

Income tax (expense) benefit	149,110	220,319	(146,641)	(122,080)	(45,484)

Consolidated net income (loss)	(872,535)	(2,851,376)	265,251	168,587	77,445
Amount attributable to noncontrolling interest	(4,346)	(293)	19,261	15,515	15,872

Net income (loss) attributable to the Company	$(868,189)	$(2,851,083)	$245,990	$153,072	$61,573

	Year Ended December 31,
	2009 Post-Merger	2008 Combined	2007 (1) Pre-Merger	2006 (2) Pre-Merger	2005 Pre-Merger
Net income (loss) per common share:
Basic:
Net income (loss) attributable to the Company	$(2.46)	$(8.03)	$0.69	$0.43	$0.19

Weighted average common shares	355,377	355,233	354,838	352,155	319,890

Diluted:
Net income (loss) attributable to the Company	$(2.46)	$(8.03)	$0.69	$0.43	$0.19

Weighted average common shares	355,377	355,233	355,806	352,262	319,921

(In thousands)	As of December 31,
	2009 Post-Merger	2008 Post-Merger	2007 (1) Pre-Merger	2006 (2) Pre-Merger	2005 Pre-Merger
Balance Sheet Data:
Current assets	$1,640,545	$1,554,652	$1,607,107	$1,189,915	$1,050,180
Property, plant and equipment – net	2,440,638	2,586,720	2,244,108	2,191,839	2,153,428
Total assets	7,192,422	8,050,761	5,935,604	5,421,891	4,918,345
Current liabilities	771,093	791,865	921,292	841,509	793,812
Long-term debt, including current maturities	2,608,878	2,601,854	2,682,021	2,684,176	2,727,786
Shareholders’ equity	2,761,377	3,543,823	2,198,594	1,768,279	1,376,714

(1)	Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, codified in ASC 740-10. In accordance with the provisions of ASC 740-10, the effects of adoption were accounted for as a cumulative-effect adjustment recorded to the balance of retained earnings on the date of adoption.

(2)	Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment, codified in ASC 718-10. In accordance with the provisions of ASC 718-10, the Company elected to adopt the standard using the modified prospective method.

(3)	We recorded non-cash impairment charges of $890.7 million in 2009 and $3.2 billion in 2008 as a result of the global economic downturn which adversely affected advertising revenues across our businesses.

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

•	Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2009, 2008 and 2007.

Our discussion is presented on both a consolidated and segment basis. Our reportable operating segments are Americas and International. Approximately 91% of our 2009 Americas revenue was derived from the United States, with the balance derived primarily from Canada and Latin America. Approximately 39% of our 2009 International revenue was derived from France and the United Kingdom.

We manage our segments primarily focusing on operating income. Corporate expenses, impairment charges, other operating income (expense) – net, interest expense, equity in earnings (loss) of nonconsolidated affiliates, other income (expense) – net and income taxes are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

•

Liquidity and Capital Resources. This section provides a discussion of our liquidity and capital resources as of December 31, 2009, as well as an analysis of our cash flows for the years ended December 31, 2009, 2008 and 2007. The discussion of our liquidity and capital resources includes summaries of (i) our primary sources of liquidity, (ii) our key debt covenants and (iii) our outstanding debt and commitments (both firm and contingent) that existed as of December 31, 2009.

•

Seasonality, Market Risk Management and Inflation. These sections discuss seasonality and how we manage exposure to potential losses arising from adverse changes in foreign currency exchange rates, interest rates and inflation.

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

OVERVIEW

Clear Channel Communications’ Merger

On July 30, 2008, Clear Channel Communications, our parent company, completed its merger with a subsidiary of CC Media Holdings, a company formed by a group of private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”). Clear Channel Communications is now owned indirectly by CC Media Holdings. The merger was accounted for as a purchase business combination in conformity with Statement of Financial Accounting Standards No. 141, Business Combinations, and Emerging Issues Task Force Issue 88-16, Basis in Leveraged Buyout Transactions. ASC 805-50-S99-1 requires the application of push down accounting in situations where the ownership of an entity has changed. As a result, the post-merger financial statements reflect a new basis of accounting. A portion of the consideration paid has been allocated to the assets and liabilities acquired at their respective fair values at July 30, 2008. The remaining portion was recorded at the continuing shareholders basis, due to the fact that certain shares of Clear Channel

Communications were exchanged for shares of CC Media Holdings’ Class A common stock. Excess consideration after this allocation was recorded as goodwill.

During the first seven months of 2009, the Company decreased the initial fair value estimate of its permits, contracts, site leases and other assets and liabilities primarily in its Americas segment by $100.7 million based on additional information received, which resulted in an increase to goodwill of $55.8 million and a decrease to deferred taxes of $44.9 million. During the third quarter of 2009, the Company adjusted deferred taxes by $24.5 million to true-up its tax rates in certain jurisdictions that were estimated in the initial purchase price allocation. In addition, during the third quarter of 2009, we recorded a $45.0 million increase to goodwill in our International outdoor segment related to the fair value of certain noncontrolling interests which existed at the merger date, with no related tax effect. This noncontrolling interest was recorded pursuant to ASC 480-10-S99 which determines the classification of redeemable noncontrolling interests. We subsequently determined that the increase in goodwill related to these noncontrolling interests should have been included in the impairment charges resulting from the interim goodwill impairment test. As a result, during the fourth quarter of 2009, we impaired this entire goodwill amount, which after consideration of foreign exchange movements, was $41.4 million.

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

Format of Presentation

Our consolidated statements of operations and statements of cash flows are presented for two periods: post-merger and pre-merger. The merger resulted in a new basis of accounting beginning on July 31, 2008 and the financial reporting periods are presented as follows:

•

The year ended December 31, 2009 and the period from July 31, 2008 through December 31, 2008 includes the post-merger period, reflecting the purchase accounting adjustments related to the merger that were pushed down to us.

•

The period from January 1, 2008 through July 30, 2008 and the year ended December 31, 2007 reflect the pre-merger period. The consolidated financial statements for all pre-merger periods were prepared using our historical basis of accounting. As a result of the merger and the associated purchase accounting, the consolidated financial statements of the post-merger periods are not comparable to periods preceding the merger.

The discussion in this MD&A is presented on a combined basis of the pre-merger and post-merger periods for 2008. The 2008 post-merger and pre-merger results are presented but are not discussed separately. We believe that the discussion on a combined basis is more meaningful as it allows the results of operations to be analyzed to comparable periods in 2009 and 2007.

Management’s discussion and analysis of our results of operations and financial condition should be read in conjunction with the consolidated financial statements and related footnotes. Our discussion is presented on both a consolidated and segment basis. Our reportable operating segments are Americas Outdoor Advertising (“Americas” or “Americas outdoor advertising”) and International Outdoor Advertising (“International” or “International outdoor advertising”).

We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Impairment charge, Other operating income (expense) - net, Interest expense, Gain (loss) on marketable securities, Equity in earnings (loss) of nonconsolidated affiliates, Other income (expense) – net and Income tax benefit (expense) are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

There are several agreements which govern our relationship with Clear Channel Communications including the Master Agreement, Corporate Services Agreement, Employee Matters Agreement and Tax Matters Agreement. Clear Channel Communications has the right to terminate these agreements in various circumstances. As of the date of the filing of this Annual Report, no notice of termination of any of these agreements has been received from Clear

Channel Communications. Our agreements with Clear Channel Communications continue under the same terms and conditions subsequent to Clear Channel Communications’ merger.

In conjunction with the merger, Clear Channel Communications’ $1.75 billion revolving credit facility, including the $150.0 million sub-limit, was terminated. The facility was replaced with a $2.0 billion revolving credit facility with a maturity in July 2014, which includes a $150.0 million sub-limit that certain of our International subsidiaries may borrow against to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. The obligations of these International subsidiaries that are borrowers under the revolving credit facility are guaranteed by certain of our material wholly-owned subsidiaries, and secured by substantially all of the assets of such borrowers and guarantors, subject to permitted liens and other exceptions. As of December 31, 2009, the outstanding balance on the sub-limit was approximately $150.0 million, of which $30.0 million was drawn by us and the remaining amount drawn by Clear Channel Communications.

Impairment Charges

Impairments to Definite-lived Tangibles and Intangibles

We review our definite-lived tangibles and intangibles for impairment when events and circumstances indicate that amortizable long-lived assets might be impaired and the undiscounted cash flows estimated to be generated from those assets are less than the carrying amount of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value.

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

During fourth quarter of 2009, we recorded impairments of $28.8 million primarily related to contract intangible assets and street furniture tangible assets in our International segment based on the provisions of ASC 360-10. ASC 360-10 states that long-lived assets should be tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The decline in our contract intangible assets was primarily driven by a decline in cash flow projections from these contracts. The remaining balance of the contract intangible assets, for the contracts that were impaired, after impairment was $4.4 million.

During the second quarter of 2009, we recorded a $21.3 million impairment to taxi contract intangible assets in our Americas segment and a $26.2 million impairment primarily related to street furniture tangible assets and contract intangible assets in our International segment under ASC 360-10. We determined fair values using a discounted cash flow model. The decline in fair value of the contracts was primarily driven by a decline in the revenue projections since the date of the merger. The decline in revenue related to taxi contracts and street furniture and billboard contracts was in the range of 10% to 15%. The balance of these taxi contracts and street furniture and billboard contracts after the impairment charges, for the contracts that were impaired, was $3.3 million and $16.0 million, respectively. We subsequently sold our taxi advertising business in the fourth quarter of 2009 and recorded a loss of $20.9 million.

Interim Impairments to Billboard Permits

The Company’s indefinite-lived intangibles consist primarily of billboard permits in its Americas segment. Due to significant differences in both business practices and regulations, billboards in our International segment are subject to long-term, finite contracts unlike our permits in the United States and Canada. Accordingly, there are no indefinite-lived assets in our International segment.

The United States and global economies have undergone a period of economic uncertainty, which caused, among other things, a general tightening in the credit markets, limited access to the credit markets, lower levels of liquidity and lower consumer and business spending. These disruptions in the credit and financial markets and the impact of adverse economic, financial and industry conditions on the demand for advertising negatively impacted the key assumptions in the discounted cash flow models that were used to value our billboard permits as of the merger date. Therefore, we performed an interim impairment test on our billboard permits as of December 31, 2008, which resulted in a non-cash impairment charge of $722.6 million.

Our cash flows during the first six months of 2009 were below those in the discounted cash flow model used to calculate the impairment at December 31, 2008. As a result, we performed an interim impairment test as of June 30, 2009 on our billboard permits resulting in a non-cash impairment charge of $345.4 million.

Our impairment tests consisted of a comparison of the fair value of the billboard permits at the market level with their carrying amount. If the carrying amount of the billboard permit exceeded its fair value, an impairment loss was recognized equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the billboard permit is its new accounting basis. The fair value of the billboard permits was determined using the direct valuation method as prescribed in ASC 805-20-S99. Under the direct valuation method, the fair value of the billboard permits was calculated at the market level as prescribed by ASC 350-30-35. We engaged Mesirow Financial Consulting LLC (“Mesirow Financial”) to assist us in the development of the assumptions and our determination of the fair value of our billboard permits.

Our application of the direct valuation method attempts to isolate the income that is properly attributable to the permit alone (that is, apart from other tangible and identified intangible assets and goodwill). It is based upon modeling a hypothetical “greenfield” build up to a “normalized” enterprise that, by design, lacks inherent goodwill and whose only other assets have essentially been paid for (or added) as part of the build-up process. We forecasted revenue, expenses and cash flows over a ten-year period for each of our markets in our application of the direct valuation method. We also calculated a “normalized” residual year which represents the perpetual cash flows of each market. The residual year cash flow was capitalized to arrive at the terminal value of the permits in each market.

Under the direct valuation method, it is assumed that rather than acquiring indefinite-lived intangible assets as part of a going concern business, the buyer hypothetically develops indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flow model which results in value that is directly attributable to the indefinite-lived intangible assets.

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

The build-up period represents the time it takes for the hypothetical start-up operation to reach normalized operations in terms of achieving a mature market revenue share and profit margin. Management believes that a one-year build-up period is required for a start-up operation to erect the necessary structures and obtain advertisers in order to achieve mature market revenue share. It is estimated that a start-up operation would be able to obtain 10% of the potential revenues in the first year of operations and 100% in the second year. Management assumed industry revenue growth of negative 9% and negative 16% during the build-up period for the December 31, 2008 and June 30, 2009 interim impairment tests, respectively. However, the cost structure is expected to reach the normalized level over three years due to the time required to recognize the synergies and cost savings associated with the ownership of the permits within the market.

For the normalized operating margin in the third year, management assumed a hypothetical business would operate at the lower of the operating margin for the specific market or the industry average margin of 46% and 45% based on an analysis of comparable companies in the December 31, 2008 and June 30, 2009 impairment models, respectively. For the first and second year of operations, the operating margin was assumed to be 50% of the

“normalized” operating margin for both the December 31, 2008 and June 30, 2009 impairment models. The first and second-year expenses include the non-recurring start-up costs necessary to build the operation (i.e., development of customers, workforce, etc.).

In addition to cash flows during the projection period, a “normalized” residual cash flow was calculated based upon industry-average growth of 3% beyond the discrete build-up projection period in both the December 31, 2008 and June 30, 2009 impairment models. The residual cash flow was then capitalized to arrive at the terminal value.

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

Our concluded discount rate used in the discounted cash flow models to determine the fair value of the permits was 9.5% at December 31, 2008 and 10% at June 30, 2009. Applying the discount rate, the present value of cash flows during the discrete projection period and terminal value were added to estimate the fair value of the hypothetical start-up operation. The initial capital investment was subtracted to arrive at the value of the permits. The initial capital investment represents the expenditures required to erect the necessary advertising structures.

The discount rate used in the December 31, 2008 impairment model increased approximately 100 basis points over the discount rate used to value the permits in the preliminary purchase price allocation as of July 30, 2008. Industry revenue forecasts declined 10% through 2013 compared to the forecasts used in the preliminary purchase price allocation as of July 30, 2008. These market driven changes were primarily responsible for the decline in fair value of the billboard permits below their carrying value. As a result, we recognized a non-cash impairment charge, which totaled $722.6 million. The fair value of our permits was $1.5 billion at December 31, 2008.

The discount rate used in the June 30, 2009 impairment model increased approximately 50 basis points over the discount rate used to value the permits at December 31, 2008. Industry revenue forecasts declined 8% through 2013 compared to the forecasts used in the 2008 impairment test. These market driven changes were primarily responsible for the decline in fair value of the billboard permits below their carrying value. As a result, we recognized a non-cash impairment charge in all but five of our markets in the United States and Canada, which totaled $345.4 million. The fair value of our permits was $1.1 billion at June 30, 2009.

The following table shows the increase to the billboard permit impairment that would have occurred using hypothetical percentage reductions in fair value, had the hypothetical reductions in fair value existed at the time of our impairment testing:

(In thousands) Percent change in fair value	June 30, 2009 Change to impairment	December 31, 2008 Change to impairment
5%	$55,776	$80,798
10%	$111,782	$156,785
15%	$167,852	$232,820

Annual Impairment Test to Billboard Permits

We perform our annual impairment test on October 1 of each year. We engaged Mesirow Financial to assist us in the development of the assumptions and our determination of the fair value of our billboard permits. The aggregate fair value of our permits on October 1, 2009 increased approximately 8% from the fair value at June 30, 2009. The increase in fair value resulted primarily from an increase of $57.7 million related to improved industry revenue forecasts. The discount rate was unchanged from the June 30, 2009 interim impairment analysis. We calculated the discount rate as of the valuation date and also one-year, two-year and three-year quarterly averages. The discount rate as of the valuation date was calculated by weighting the required returns on interest-bearing debt and common equity capital in proportion to their estimated percentages in an expected capital structure. The capital structure was estimated based on the quarterly average of data for publicly traded companies in the outdoor advertising industry. The fair value of our permits at October 1, 2009 was approximately $1.2 billion.

While we believe we have made reasonable estimates and utilized reasonable assumptions to calculate the fair value of our permits, it is possible a material change could occur. If our future actual results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations. The following table shows the decline in the fair value of our billboard permits that would result from a 100 basis point decline in our discrete and terminal period revenue growth rate and profit margin assumptions and a 100 basis point increase in our discount rate assumption:

(In thousands) Indefinite-lived intangible	Revenue growth rate	Profit margin	Discount rate
Billboard permits	$405,900	$102,500	$428,100

Interim Impairments to Goodwill

We test goodwill at interim dates if events or changes in circumstances indicate that goodwill might be impaired. The United States and global economies have undergone a period of economic uncertainty, which caused, among other things, a general tightening in the credit markets, limited access to the credit markets, lower levels of liquidity and lower consumer and business spending. These disruptions in the credit and financial markets and the impact of adverse economic, financial and industry conditions on the demand for advertising negatively impacted the key assumptions in the discounted cash flow model that were used to value our reporting units as of the merger date. Therefore, we performed an interim impairment test resulting in a charge of $2.5 billion as of December 31, 2008.

Our cash flows during the first six months of 2009 were below those used in the discounted cash flow model used to calculate the impairment at December 31, 2008. Additionally, the fair value of our debt and equity at June 30, 2009 was below the carrying amount of our reporting units at June 30, 2009. As a result of these indicators, we performed an interim goodwill impairment test as of June 30, 2009 resulting in a non-cash impairment charge of $419.5 million.

Our goodwill impairment test is a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If applicable, the second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. We engaged Mesirow Financial to assist us in the development of the assumptions and our determination of the fair value of our reporting units.

Each of our U.S. outdoor advertising markets is a component and are aggregated into a single reporting unit for purposes of the goodwill impairment test using the guidance in ASC 350-20-55. We also determined that in our Americas segment, Canada, Mexico, Peru, and Brazil constitute separate reporting units and each country in our International segment constitutes a separate reporting unit.

The discounted cash flow model indicated that we failed the first step of the impairment test for substantially all reporting units as of December 31, 2008 and June 30, 2009, which required us to compare the implied fair value of each reporting unit’s goodwill with its carrying value.

The discounted cash flow approach we use for valuing our reporting units involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate. Terminal values are also estimated and discounted to their present value.

We forecasted revenue, expenses, and cash flows over a ten-year period for each of our reporting units. In projecting future cash flows, we consider a variety of factors including our historical growth rates, macroeconomic conditions, advertising sector and industry trends as well as company-specific information. Historically, revenues in our industries have been highly correlated to economic cycles. Based on these considerations, our assumed 2008 revenue growth rate used in the December 31, 2008 impairment model was negative followed by assumed revenue growth with an anticipated economic recovery in 2009. Additionally, our assumed 2009 revenue growth rate used in the June 30, 2009 impairment model was negative followed by assumed revenue growth with an anticipated economic recovery in 2010. To arrive at our projected cash flows and resulting growth rates, we evaluated our historical operating results, current management initiatives and both historical and anticipated industry results to assess the reasonableness of our operating margin assumptions. We also calculated a “normalized” residual year which represents the perpetual cash flows of each reporting unit. The residual year cash flow was capitalized to arrive at the terminal value of the reporting unit.

We calculated the weighted average cost of capital (“WACC”) as of December 31, 2008 and June 30, 2009 and also one-year, two-year, and three-year historical quarterly averages for each of our reporting units. WACC is an overall rate based upon the individual rates of return for invested capital (equity and interest-bearing debt). The WACC is calculated by weighting the required returns on interest-bearing debt and common equity capital in proportion to their estimated percentages in an expected capital structure. The capital structure was estimated based on the quarterly average data for publicly traded companies in the outdoor advertising industry. Our calculation of the WACC considered both current industry WACCs and historical trends in the industry.

The calculation of the WACC requires the rate of return on debt, which was based on a review of the credit ratings for comparable companies (i.e., market participants) and the indicated yield on similarly rated bonds.

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

In line with advertising industry trends, our operations and expected cash flow are subject to significant uncertainties about future developments, including timing and severity of the recessionary trends and customers’ behaviors. To address these risks, we included company-specific risk premiums for each of our reporting units in the estimated WACC. Based on this analysis, as of December 31, 2008, company-specific risk premiums of 300 basis points were included for both of our Americas outdoor and International outdoor segments, resulting in WACCs of 12.5% for each of our reporting units in the Americas and International segments. As of June 30, 2009, company-specific risk premiums of 250 basis points and 350 basis points were included for our Americas outdoor and International outdoor segments, respectively, resulting in WACCs of 12.5% and 13.5% for each of our reporting units in the Americas and International segments, respectively. Applying these WACCs, the present value of cash flows during the discrete projection period and terminal value were added to estimate the fair value of the reporting units.

The discount rate utilized in the valuation of the outdoor permits as of December 31, 2008 and June 30, 2009 excludes the company-specific risk premiums that were added to the industry WACCs used in the valuation of the reporting units. Management believes the exclusion of this premium is appropriate given the difference between the nature of the billboard permits and reporting unit cash flow projections. The cash flow projections utilized under the direct valuation method for the permits are derived from utilizing industry “normalized” information for the existing portfolio of permits. Given that the underlying cash flow projections are based on industry normalized information, application of an industry average discount rate is appropriate. Conversely, our cash flow projections for the overall reporting unit are based on our internal forecasts for each business and incorporate future growth and initiatives unrelated to the existing permit portfolio. Additionally, the projections for the reporting unit include cash flows related to non-permit based assets. In the valuation of the reporting unit, the company-specific risk premiums were added to the industry WACCs due to the risks inherent in achieving the projected cash flows of the reporting unit.

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

The three variations of the market approach indicated that the fair value determined by our discounted cash flow model was within a reasonable range of outcomes as of December 31, 2008 and June 30, 2009.

Our revenue forecasts for 2009 declined 21% and 29% for Americas outdoor and International outdoor, respectively, compared to the forecasts used in the July 30, 2008 preliminary purchase price allocation primarily as a result of our revenues realized for the year ended December 31, 2008. These market driven changes were primarily responsible for the decline in fair value of our reporting units below their carrying value. As a result, we recognized a non-cash impairment charge to reduce our goodwill of $2.5 billion at December 31, 2008.

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

The following table shows the increase to the goodwill impairment that would have occurred using hypothetical percentage reductions in fair value, had the hypothetical reduction in fair value existed at the time of our impairment testing:

(In thousands)	June 30, 2009 Change to impairment			December 31, 2008 Change to impairment
Reportable segment	5%	10%	15%	5%	10%	15%
Americas outdoor	$164,950	$329,465	$493,915	$166,303	$341,303	$516,303
International outdoor	$7,207	$18,452	$33,774	$6,761	$14,966	$24,830

Annual Impairments to Goodwill

We perform our annual impairment test on October 1 of each year. We engaged Mesirow Financial to assist us in the development of the assumptions and our determination of the fair value of our reporting units. The fair value of our reporting units on October 1, 2009 increased from the fair value at June 30, 2009. The increase in fair value of our Americas reporting unit was primarily the result of a 150 basis point decline in the WACC. Application of the market approach described above supported lowering the company-specific risk premium used in the discounted cash flow model to fair value the Americas reporting unit. The increase in the aggregate fair value of the reporting units in our International outdoor segment was primarily the result of an improvement in the long-term revenue forecasts. A certain reporting unit in our International outdoor segment recognized a $41.4 million impairment to goodwill related to the fair value adjustments of certain noncontrolling interests recorded in the merger pursuant to ASC 480-10-S99.

While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the fair value of our reporting units, it is possible a material change could occur. If future results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future. The following table shows the decline in the fair value of each of our reportable segments that would result from a 100 basis point decline in our discrete and terminal period revenue growth rate and profit margin assumptions and a 100 basis point increase in our discount rate assumption:

(In thousands) Reportable segment	Revenue growth rate	Profit margin	Discount rates
Americas outdoor	$480,000	$110,000	$430,000
International outdoor	$180,000	$150,000	$160,000

A rollforward of our goodwill balance from July 30, 2008 through December 31, 2009 by reporting unit is as follows:

(In thousands)	Balances as of July 30, 2008	Acquisitions	Dispositions	Foreign Currency	Impairment	Adjustments	Balances as of December 31, 2008

United States Outdoor Markets	$3,083,660	$—	$—	$—	$(2,296,915)	$37,985	$824,730
Switzerland	57,664	—	—	(977)	—	198	56,885
Ireland	16,224	—	—	(1,939)	—	—	14,285
Baltics	14,336	—	—	—	(3,707)	—	10,629
Americas – Mexico	20,501	—	—	(11,772)	—	—	8,729
Americas – Chile	9,311	—	—	(5,347)	—	—	3,964
Americas – Peru	45,284	—	—	—	—	—	45,284
Americas – Brazil	11,674	—	—	(6,703)	—	—	4,971
All Others – International	426,546	—	(542)	(60,603)	(169,728)	10,071	205,744
Americas – Canada	35,390	—	—	(5,783)	(24,687)	—	4,920

	$3,720,590	$—	$(542)	$(93,124)	$(2,495,037)	$48,254	$1,180,141

(In thousands)	Balances as of December 31, 2008	Acquisitions	Dispositions	Foreign Currency	Impairment	Adjustments	Balances as of December 31, 2009
United States Outdoor Markets	$824,730	$2,250	$—	$—	$(324,892)	$69,844	$571,932
Switzerland	56,885	—	—	1,276	(7,827)	—	50,334
Ireland	14,285	—	—	223	(12,591)	—	1,917
Baltics	10,629	—	—	—	(10,629)	—	—
Americas – Mexico	8,729	—	—	7,440	(10,085)	(442)	5,642
Americas – Chile	3,964	—	—	4,417	(8,381)	—	—
Americas – Peru	45,284	—	—	—	(37,609)	—	7,675
Americas – Brazil	4,971	—	—	4,436	(9,407)	—	—
All Others – International	205,744	110	—	15,913	(42,717)	45,042	224,092
Americas – Canada	4,920	—	—	—	—	(4,920)	—

	$1,180,141	$2,360	$—	$33,705	$(464,138)	$109,524	$861,592

Restructuring Program

In 2008 and continuing into 2009, the global economic downturn adversely affected advertising revenues across our businesses. In the fourth quarter of 2008, we initiated an ongoing, company-wide strategic review of our costs and organizational structure to identify opportunities to maximize efficiency and realign expenses with our current and long-term business outlook. As of December 31, 2009, we had incurred a total of $88.7 million of costs in conjunction with this restructuring program. We estimate the benefit of the restructuring program was an approximate $170.6 million aggregate reduction to fixed operating and corporate expenses in 2009 and that the benefit of these initiatives will be fully realized by 2011.

No assurance can be given that the restructuring program will achieve all of the anticipated cost savings in the timeframe expected or at all, or that the cost savings will be sustainable. In addition, we may modify or terminate the restructuring program in response to economic conditions or otherwise.

The following table shows the expenses related to our restructuring program recognized as components of direct operating expenses, selling, general and administrative (“SG&A”) expenses and corporate expenses for the years ended December 31, 2009 and 2008, respectively:

(In thousands)	Post-Merger	Combined
	Year Ended December 31, 2009	Year Ended December 31, 2008
Direct operating expenses	$38,625	$20,128
SG&A expenses	9,766	13,890
Corporate expenses	4,786	1,503

Total	$53,177	$35,521

Description of Business

Our outdoor advertising business has been, and may continue to be, adversely impacted by the difficult economic conditions currently present in the United States and other countries in which we operate. The recession has, among other things, adversely affected our clients’ need for advertising and marketing services, resulted in increased cancellations and non-renewals by our clients, thereby reducing our occupancy levels, and could require us to lower our rates in order to remain competitive, thereby reducing our yield, or affect our client’s solvency. Any one or more of these effects could materially affect our business, financial condition and results of operations.

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

Our advertising rates are based on a number of different factors including location, competition, size of display, illumination, market and gross ratings points. Gross ratings points are the total number of impressions delivered by a display or group of displays, expressed as a percentage of a market population. The number of impressions delivered by a display is measured by the number of people passing the site during a defined period of time and, in some International markets, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic. Management typically monitors our business by reviewing the average rates, average revenue per display, or yield, occupancy and inventory levels of each of our display types by market. In addition, because a significant portion of our advertising operations are conducted in foreign markets, the largest being the Euro area, the United Kingdom and China, management reviews the operating results from our foreign operations on a constant dollar basis. A constant dollar basis allows for comparison of operations independent of foreign exchange movements.

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

In accordance with the Master Agreement, our branch managers follow a corporate policy allowing Clear Channel Communications to use, without charge, Americas’ displays they believe would otherwise be unsold. Our sales personnel receive partial revenue credit for that usage for compensation purposes. This partial revenue credit is not included in our reported revenue. Clear Channel Communications bears the cost of producing the advertising and we bear the costs of installing and removing this advertising. In 2009, we estimated this discounted revenue would have been less than 1% of our Americas revenue.

Under the Corporate Services Agreement, Clear Channel Communications provides management services to us. These services are charged to us based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For the years ended December 31, 2009, 2008 and 2007, we recorded approximately $28.5 million, $28.1 million and $20.3 million, respectively, as a component of corporate expenses for these services.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The following tables summarize our historical results of operations:

(In thousands)	Post-Merger	Combined (1)	Pre-Merger
	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Revenue	$2,698,024	$3,289,287	$3,281,836
Operating expenses:
Direct operating expenses	1,625,083	1,882,136	1,734,845
Selling, general and administrative expenses	484,404	606,370	537,994
Depreciation and amortization	439,647	472,350	399,483
Corporate expenses	65,247	71,045	66,080
Impairment charges	890,737	3,217,649	—
Other operating income (expense) – net	(8,231)	15,848	11,824

Operating income (loss)	(815,325)	(2,944,415)	555,258
Interest expense (including interest on debt with Clear Channel Communications)	154,195	161,650	157,881
Loss on marketable securities	11,315	59,842	—
Equity in earnings (loss) of nonconsolidated affiliates	(31,442)	68,733	4,402
Other income (expense) – net	(9,368)	25,479	10,113

Income (loss) before income taxes	(1,021,645)	(3,071,695)	411,892
Income tax (expense) benefit:
Current	16,769	(27,126)	(111,726)
Deferred	132,341	247,445	(34,915)

Income tax (expense) benefit	149,110	220,319	(146,641)

Consolidated net income (loss)	(872,535)	(2,851,376)	265,251
Amount attributable to noncontrolling interest	(4,346)	(293)	19,261

Net income (loss) attributable to the Company	$(868,189)	$(2,851,083)	$245,990

(1)	The results of operations for the year ended December 31, 2008 are presented on a combined basis and is comprised of two periods: post-merger and pre-merger, which relate to the period succeeding Clear Channel Communications’ merger and the period preceding the merger, respectively. The post-merger and pre-merger results of operations are presented as follows:

(In thousands)
	Post-Merger	Pre-Merger	Combined
	Period from July 31 through December 31, 2008	Period from January 1 through July 30, 2008	Year Ended December 31, 2008
Revenue	$1,327,224	$1,962,063	$3,289,287
Operating expenses:
Direct operating expenses	762,704	1,119,432	1,882,136
Selling, general and administrative expenses	261,524	344,846	606,370
Depreciation and amortization	224,713	247,637	472,350
Corporate expenses	31,681	39,364	71,045
Impairment charges	3,217,649	—	3,217,649
Other operating income — net	4,870	10,978	15,848

Operating income (loss)	(3,166,177)	221,762	(2,944,415)
Interest expense (including interest on debt with Clear Channel Communications)	72,863	88,787	161,650
Loss on marketable securities	59,842	—	59,842
Equity in earnings (loss) of nonconsolidated affiliates	(2,109)	70,842	68,733
Other income — net	12,114	13,365	25,479

Income (loss) before income taxes	(3,288,877)	217,182	(3,071,695)
Income tax (expense) benefit:
Current	3,045	(30,171)	(27,126)
Deferred	268,850	(21,405)	247,445

Income tax (expense) benefit	271,895	(51,576)	220,319

Consolidated net income (loss)	$(3,016,982)	$165,606	$(2,851,376)
Amount attributable to noncontrolling interest	1,655	(1,948)	(293)

Net income (loss) attributable to the Company	$(3,018,637)	$167,554	$(2,851,083)

Revenue

2009 v. 2008

Our revenue for 2009 decreased approximately $591.3 million as compared to 2008. Our Americas revenue for 2009 declined approximately $192.1 million as compared to 2008, attributable to decreases in bulletin, poster and airport revenues associated with cancellations and non-renewals from larger national advertisers. Our International revenue for 2009 decreased approximately $399.2 million primarily as a result of challenging advertising climates in our markets, with approximately $118.5 million from movements in foreign exchange.

2008 v. 2007

Our revenue for 2008 increased approximately $7.5 million as compared to 2007. Revenue growth during the first nine months of 2008 was partially offset by a decline of $151.2 million in the fourth quarter. Our Americas revenue for 2008 declined approximately $54.8 million as compared to 2007, attributable to decreases in poster and bulletin revenues associated with cancellations and non-renewals from major national advertisers. The declines were partially offset by an increase from our International revenue of approximately $62.3 million, with approximately $60.4 million from movements in foreign exchange.

Direct Operating Expenses

2009 v. 2008

Direct operating expenses for 2009 decreased $257.0 million compared to 2008. Our International business contributed $217.6 million to the decrease primarily from a decrease in site-lease expenses from lower revenue and cost savings from the restructuring program and $85.6 million related to movements in foreign exchange. Our Americas business contributed $39.4 million to the decrease primarily driven by decreased site-lease expenses from lower revenue and cost savings from the restructuring program.

2008 v. 2007

Direct operating expenses for 2008 increased $147.3 million compared to 2007. Our International business contributed $90.3 million to the increase primarily from an increase in site-lease expenses and $39.5 million related to movements in foreign exchange. Our Americas business contributed $57.0 million to the increase primarily from new contracts.

SG&A

2009 v. 2008

SG&A expenses for 2009 decreased $122.0 million compared to 2008. Our International outdoor SG&A expenses decreased approximately $71.3 million primarily attributable to $23.7 million from movements in foreign exchange and an overall decline in compensation and administrative expenses. Our Americas outdoor SG&A expenses decreased approximately $50.7 million primarily related to a decline in commission expense.

2008 v. 2007

SG&A expenses for 2008 increased $68.4 million compared to 2007. Approximately $23.7 million of this increase occurred during the fourth quarter primarily as a result of severance obligations associated with the restructuring plan. Our International business contributed approximately $41.9 million to the increase primarily from movements in foreign exchange of $11.2 million and an increase in severance obligations in 2008 associated with the restructuring plan of approximately $20.1 million. Our Americas SG&A expenses increased approximately $26.4 million largely from increased bad debt expense of $15.5 million and an increase in severance obligations in 2008 of $4.5 million associated with the restructuring plan.

Depreciation and Amortization

2009 v. 2008

Depreciation and amortization for 2009 decreased $32.7 million as compared to 2008. The decrease was primarily due to a $43.2 million decrease in depreciation expense associated with the impairment of assets in our International outdoor segment during the fourth quarter of 2008 and a $20.6 million decrease from movements in foreign exchange. The decrease was partially offset by $34.3 million related to additional amortization associated with the purchase accounting adjustments to the acquired intangible assets.

2008 v. 2007

Depreciation and amortization for 2008 increased $72.9 million as compared to 2007. The increase was primarily incurred in connection with increased amortization recorded on the preliminary fair value adjustments of $25.4 million pushed-down as a result of Clear Channel Communications’ merger and $29.3 million of accelerated depreciation on billboards in our Americas and International outdoor segments from billboards that were removed.

Corporate Expenses

2009 v. 2008

Corporate expenses for 2009 decreased $5.8 million as compared to 2008. The decrease was attributable to a decrease in expenses in our International outdoor segment of approximately $7.9 million due primarily to our cost savings initiatives and reduced legal fees as compared to 2008. This decrease was partially offset by an increase in restructuring costs of $3.3 million.

2008 v. 2007

Corporate expenses for 2008 increased $5.0 million as compared to 2007. The increase was primarily attributable to an increase in the Corporate Services allocation from Clear Channel Communications, partially offset by a decrease in bonus expense.

Under the Corporate Services agreement between us and Clear Channel Communications, Clear Channel Communications provides management services to us, which include, among other things, (i) treasury, payroll and other financial related services, (ii) executive officer services, (iii) human resources and employee benefits services, (iv) legal and related services, (v) information systems, network and related services, (vi) investment services, (vii) procurement and sourcing support services, and (viii) other general corporate services. These services are charged to us based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For the years ended December 31, 2009, 2008 and 2007, we recorded approximately $28.5 million, $28.1 million and $20.3 million, respectively, as a component of corporate expenses for these services.

Other Operating Income (Expense) – Net

Other operating expense – net for 2009 was $8.2 million and primarily relates to a loss of $20.9 million on the sale of our taxi advertising business. The loss was partially offset by a $10.1 million gain on the sale of Americas and International assets.

Other operating income – net for 2008 was $15.8 million and is primarily due to a $2.6 million gain related to an asset exchange, a $4.0 million gain on the sale of property, and a $1.7 million gain on the sale of International street furniture.

Interest Expense – Net (Including Interest on Debt with Clear Channel Communications)

Interest expense for 2009 decreased $7.5 million as compared to 2008. The decrease was primarily due to a lower weighted average cost of debt of Clear Channel Communications during 2009.

Interest expense for 2008 increased $3.8 million as compared to 2007. The increase was primarily due to an increase in the interest rate on the $2.5 billion note to Clear Channel Communications. The interest rate is based on Clear Channel Communications’ weighted average cost of debt. The average interest rate in 2008 was 6.2% as compared to 6.1% in 2007. See “Liquidity and Capital Resources” below for further discussion of the impact of Clear Channel Communications’ merger on interest expense.

Loss on Marketable Securities

The loss on marketable securities of $11.3 million for 2009 primarily related to the impairment of Independent News & Media PLC (“INM”). The fair value of INM was below cost for an extended period of time. As a result, we considered the guidance in ASC 320-10-S99 and reviewed the length of the time and the extent to which the market was less than cost and the financial condition and near-term prospects of the issuer. After this assessment, we concluded that the impairment was other than temporary and recorded an $11.3 million non-cash impairment charge to our investment in INM.

During the fourth quarter of 2008, we recorded a non-cash impairment charge to INM. The fair value of INM was below its cost each month subsequent to the closing of Clear Channel Communications’ merger. As a result, we considered the guidance in ASC 320-10-S99 and concluded that the impairment was other than temporary and recorded a $59.8 million impairment charge to our investment in INM.

Equity in Earnings (Loss) of Nonconsolidated Affiliates

Equity in loss of nonconsolidated affiliates of $31.4 million for 2009 primarily related to a $22.9 million impairment of equity investments in our International segment.

Equity in earnings of nonconsolidated affiliates for 2008 increased $64.3 million as compared to 2007. In the first quarter of 2008, we sold our 50% interest in Clear Channel Independent, a South African outdoor advertising company, and recognized a gain of $75.6 million. This gain was partially offset by a $9.0 million impairment charge to one of our International equity method investments recorded during the third quarter of 2008.

Other Income (Expense) — Net

Other expense - net recorded for the year ended December 31, 2009 primarily related to foreign exchange transaction gains/losses on short-term intercompany accounts.

Other income of $25.5 million for 2008 primarily related to net foreign exchange transaction gains on short-term intercompany accounts of $19.8 million. In addition, we recorded income of $8.0 million related to dividends received from an International investment. Other income of $10.1 million for 2007 related primarily to net foreign exchange transaction gains on short-term intercompany accounts.

Income Taxes

Our operations are included in a consolidated income tax return filed by Clear Channel Communications for pre-merger periods and CC Media Holdings for post-merger periods. However, for our financial statements, our provision for income taxes was computed on the basis that we file separate consolidated Federal income tax returns with our subsidiaries.

For 2009, we recorded current tax benefits of $16.8 million as compared to current tax expense of $27.1 million for 2008. The change in current tax primarily was due to our ability to carryback certain net operating losses to prior years. On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted into law. The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in a tax year ended after December 31, 2007 and beginning before January 1, 2010 to be carried back for up to five years (such losses were previously limited to a two-year carryback). This change will allow us to carryback 2009 taxable losses of approximately $128.6 million, based on our projections of projected taxable losses eligible for carryback, to prior years and receive refunds of previously paid Federal income taxes of approximately $45.0 million. The ultimate amount of such refunds realized from net operating loss carryback is dependent on our actual taxable losses for 2009, which may vary from our current expectations.

Deferred tax benefits for 2009 decreased $115.1 million compared to 2008, primarily due to larger impairment charges recorded in 2008 related to tax deductible intangibles.

Our effective tax rate for 2009 was 14.6%, primarily due to the non-cash impairment charge on goodwill that is not deductible for tax purposes. In addition, the Company was unable to benefit from tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years.

The decrease in current tax expense of $84.6 million for 2008 when compared to 2007 is primarily the result of a decrease in “Income (loss) before income taxes” of $265.9 million which excludes the non-tax deductible impairment charge of $3.2 billion recorded in 2008. The deferred tax benefit increased $282.4 million to $247.4 million in 2008 compared to deferred tax expense of $34.9 million in 2007 primarily due to the $292.0 million of deferred tax benefit recorded in the post-merger period related to the impairment charges on permits and tax deductible goodwill. This deferred tax benefit was partially offset by additional tax depreciation deductions as a result of the bonus depreciation provisions enacted as part of the Economic Stimulus Act of 2008.

Our effective tax rate for 2008 was 7.2%. The primary reason for the reduction in the effective tax rate from 2007 was the result of the impairment charge recorded in 2008 discussed in more detail above. In addition, we did not record tax benefits on certain tax losses in our foreign operations due to the uncertainty of the ability to utilize those tax losses in the future.

Americas Results of Operations

(In thousands)	Year Ended December 31,			% Change
	2009 Post-Merger	2008 Combined	2007 Pre-Merger	2009 v. 2008	2008 v. 2007
Revenue	$1,238,171	$1,430,258	$1,485,058	(13%)	(4%)
Direct operating expenses	608,078	647,526	590,563	(6%)	10%
SG&A expenses	202,196	252,889	226,448	(20%)	12%
Depreciation and amortization	210,280	207,633	189,853	1%	9%

Operating income	$217,617	$322,210	$478,194	(32%)	(33%)

2009 v. 2008

Revenue for 2009 decreased approximately $192.1 million compared to 2008, primarily driven by declines in bulletin, poster and transit revenues due to cancellations and non-renewals from larger national advertisers resulting from the overall weakness in advertising and the economy. The decline in bulletin, poster and transit revenues was also impacted by a decline in rate compared to 2008.

Direct operating expenses for 2009 decreased $39.4 million compared to 2008 primarily from a $25.3 million decrease in site-lease expenses associated with cost savings from our restructuring program and the decline in revenues. This decrease was partially offset by an increase of $5.7 million of direct operating expenses related to the restructuring program. SG&A expenses decreased $50.7 million during 2009 compared to 2008 primarily from a $26.0 million decline in compensation expense associated with the decline in revenue and cost savings from the restructuring program and a $16.2 million decline in bad debt expense as a result of accounts collected and an improvement in the agings of our accounts receivable during the current year.

2008 v. 2007

Revenue for 2008 decreased approximately $54.8 million compared to 2007, with the entire decline occurring in the fourth quarter. Driving the decline was approximately $87.4 million attributable to poster and bulletin revenues associated with cancellations and non-renewals from major national advertisers, partially offset by an increase of $46.2 million in airport revenues, digital display revenues and street furniture revenues. Also impacting the decline in bulletin revenue was decreased occupancy while the decline in poster revenue was affected by a decrease in both occupancy and rate. The increase in airport and street furniture revenues was primarily driven by new contracts while digital display revenue growth was primarily the result of an increase in the number of digital displays. Other miscellaneous revenues also declined approximately $13.6 million.

Our Americas direct operating expenses increased $57.0 million primarily from higher site-lease expenses of $45.2 million. The increase in site-lease expense was primarily attributable to new taxi, airport and street furniture contracts and an increase of $2.4 million in severance obligations associated with the restructuring plan. Our SG&A expenses increased $26.4 million largely from increased bad debt expense of $15.5 million and an increase of $4.5 million in severance obligations in 2008 associated with the restructuring plan.

Depreciation and amortization increased approximately $17.8 million mostly as a result of $6.6 million related to additional depreciation and amortization associated with the preliminary fair value adjustments to the acquired assets and $11.3 million of accelerated depreciation from billboards that were removed.

International Results of Operations

(In thousands)	Year Ended December 31,			% Change
	2009 Post-Merger	2008 Combined	2007 Pre-Merger	2009 v. 2008	2008 v. 2007
Revenue	$1,459,853	$1,859,029	$1,796,778	(21%)	3%
Direct operating expenses	1,017,005	1,234,610	1,144,282	(18%)	8%
SG&A expenses	282,208	353,481	311,546	(20%)	13%
Depreciation and amortization	229,367	264,717	209,630	(13%)	26%

Operating income	$(68,727)	$6,221	$131,320	(1205%)	(95%)

2009 v. 2008

Revenue for 2009 decreased approximately $399.2 million compared to 2008, with approximately $118.5 million from movements in foreign exchange. The revenue decline occurred across most countries, with the most significant decline in France of $75.5 million due to weak advertising demand. Other countries with significant declines include the U.K. and Italy, which declined $30.4 million and $28.3 million, respectively, due to weak advertising markets.

Direct operating expenses decreased $217.6 million in part due to a decrease of $85.6 million from movements in foreign exchange. The remaining decrease in direct operating expenses was primarily attributable to a $146.4 million decline in site lease expenses partially attributable to cost savings from the restructuring program and the decline in revenue. The decrease in direct operating expenses was partially offset by $12.8 million related to the restructuring program. SG&A expenses decreased $71.3 million primarily from $23.7 million related to movements in foreign exchange, $34.3 million related to a decline in compensation expense and a $25.8 million decrease in administrative expenses, both partially attributable to cost savings from the restructuring program and the decline in revenue.

Depreciation and amortization for 2009 decreased $35.4 million primarily related to a $43.2 million decrease in depreciation expense associated with the impairment of assets during the fourth quarter of 2008 and a $20.6 million decrease from movements in foreign exchange. The decrease was partially offset by $31.9 million related to additional amortization associated with the purchase accounting adjustments to the acquired intangible assets.

2008 v. 2007

Revenue for 2008 increased approximately $62.3 million, with roughly $60.4 million from movements in foreign exchange. The remaining revenue growth was primarily attributable to growth in China, Turkey and Romania, partially offset by revenue declines in France and the United Kingdom. China and Turkey benefited from strong advertising environments. We acquired operations in Romania at the end of the second quarter of 2007, which also contributed to revenue growth in 2008. The decline in France was primarily driven by the loss of a contract to advertise on railways and the decline in the United Kingdom was primarily driven by weakened advertising demand.

During the fourth quarter of 2008, revenue declined approximately $88.6 million compared to the fourth quarter of 2007, of which approximately $51.8 million was due to movements in foreign exchange and the remaining amount was primarily as a result of a decline in advertising demand.

Direct operating expenses for 2008 increased $90.3 million. Included in the increase is approximately $39.5 million related to movements in foreign exchange. The remaining increase in direct operating expenses was driven by an increase in site lease expenses. SG&A expenses increased $41.9 million in 2008 over 2007 with approximately $11.2 million related to movements in foreign exchange and $20.1 million related to severance in 2008 associated with the restructuring plan.

Depreciation and amortization expenses for 2008 increased $55.1 million with $18.8 million related to additional depreciation and amortization associated with the preliminary fair value adjustments to the acquired assets, approximately $18.0 million related to an increase in accelerated depreciation from billboards to be removed, approximately $11.3 million related to impaired advertising display contracts and $4.9 million related to an increase from movements in foreign exchange.

Reconciliation of Segment Operating Income (Loss)

(In thousands)	Year Ended December 31,
	2009 Post-Merger	2008 Combined	2007 Pre-Merger
Americas	$217,617	$322,210	$478,194
International	(68,727)	6,221	131,320
Impairment charges	(890,737)	(3,217,649)	—
Corporate	(65,247)	(71,045)	(66,080)
Other operating income (loss) – net	(8,231)	15,848	11,824

Consolidated operating income (loss)	$(815,325)	$(2,944,415)	$555,258

Share-Based Payments

As of December 31, 2009, there was $18.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately two years.

The following table details compensation costs related to share-based payments:

(In thousands)	Year Ended December 31,
	2009 Post-Merger	2008 Combined	2007 Pre-Merger
Direct operating expenses	$7,612	$8,057	$6,951
SG&A expenses	2,777	2,575	2,682
Corporate expenses	1,715	957	538

Total share-based payments	$12,104	$11,589	$10,171

LIQUIDITY AND CAPITAL RESOURCES

Clear Channel Communications’ Merger

Clear Channel Communications’ capitalization, liquidity and capital resources substantially changed due to the consummation of its merger on July 30, 2008. Upon the closing of the merger, Clear Channel Communications incurred additional debt and became highly leveraged. We are not borrowers or guarantors under Clear Channel Communications’ credit agreements other than for direct borrowings by certain of our International subsidiaries pursuant to the $150.0 million sub-limit included in Clear Channel Communications’ $2.0 billion revolving credit facility and we are not a guarantor of any of Clear Channel Communications’ debt. The obligations of these International subsidiaries that are borrowers under the revolving credit facility are guaranteed by certain of our material wholly-owned subsidiaries, and secured by substantially all of the assets of such borrowers and guarantors, subject to permitted liens and other exceptions. As of December 31, 2009, the outstanding balance on the sub-limit was approximately $150.0 million of which $30.0 million was drawn by us and the remaining amount drawn by Clear Channel Communications.

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

We have a revolving promissory note issued by Clear Channel Communications to us in the amount of $123.3 million as of December 31, 2009 described more fully in our “Liquidity – Sources of Capital” section. We are an unsecured creditor of Clear Channel Communications with respect to the revolving promissory note.

Also, so long as Clear Channel Communications maintains a significant interest in us, pursuant to the Master Agreement between Clear Channel Communications and us, Clear Channel Communications will have the option to limit our ability to incur debt or issue equity securities, among other limitations, which could adversely affect our ability to meet our liquidity needs.

CC Media Holdings’ and Clear Channel Communications’ current corporate ratings are “CCC+” and “Caa2” by Standard & Poor’s Ratings Services and Moody’s Investors Service, respectively, which are speculative grade ratings. These ratings have been downgraded and then upgraded at various times during the two years ended December 31, 2009. These adjustments had no impact on our borrowing costs under the credit agreements.

In December 2009, the Company’s wholly-owned subsidiary Clear Channel Worldwide Holdings, Inc. (“CCWH”), issued $500.0 million aggregate principal amount of Series A Senior Notes due 2017 and $2.0 billion aggregate principal amount of Series B Senior Notes due 2017 (collectively, the “Notes”). The Notes are guaranteed by the Company, Clear Channel Outdoor, Inc., our wholly-owned subsidiary (“CCOI”), and certain other existing and future domestic subsidiaries of ours (collectively, the “Guarantors”).

The Notes are rated “B” and “B2” by Standard & Poor’s and Moody’s, respectively. The indentures governing the Notes require the Company to maintain at least $100 million in cash or other liquid assets or have cash available to be borrowed under committed credit facilities consisting of (i) $50.0 million at the issuer and guarantor entities (principally the Americas outdoor segment) and (ii) $50.0 million at the non-guarantor subsidiaries (principally the International outdoor segment), in each case under the sole control of the relevant entity.

In addition, interest on the Notes accrues daily and is payable into an account established by a trustee for the benefit of the bondholders (the “Trustee Account”). Failure to make daily payment on any day does not constitute an event of default so long as (a) no payment or other transfer by the Company or any of its Subsidiaries shall have been made on such day under the cash management sweep with Clear Channel Communications, Inc. and (b) on each semiannual interest payment date the aggregate amount of funds in the Trustee Account is equal to at least the aggregate amount of accrued and unpaid interest on the Notes. To the extent we cannot pass on our increased borrowing costs to our clients, our profitability, and potentially our ability to raise capital, could be materially affected.

Cash Flows

The following table summarizes our historical cash flows:

(In thousands)	Year Ended December 31,
	2009 Post-Merger	2008 Combined	2007 Pre-Merger
Cash provided by (used in):
Operating activities	$441,264	$603,624	$694,430
Investing activities	$(162,864)	$(425,844)	$(356,368)
Financing activities	$231,656	$(232,840)	$(305,751)

Operating Activities

2009

The decline in cash flow from operations was primarily driven by an 18% decline in consolidated revenues in 2009 as compared to 2008 associated with the weak economy and challenging advertising markets. Other factors contributing to our cash flow from operations include a consolidated net loss of $872.5 million adjusted for non-cash impairment charges of $890.7 million related to goodwill and intangible assets and depreciation and amortization of $439.6 million. In addition, we recorded a $31.4 million loss in equity of nonconsolidated affiliates primarily due to a $22.9 million impairment of equity investments in our International segment. Net cash provided by operating activities was partially offset by deferred tax benefits of $132.3 million.

2008

Net cash provided by operating activities of $603.6 million for 2008 principally reflected a net loss of $2.9 billion, adjusted for non-cash impairment charges of $3.2 billion related to goodwill and intangible assets, a $59.8 million non-cash loss on marketable securities, and depreciation and amortization of $472.4 million. In addition, we recorded a $75.6 million gain in equity in earnings of nonconsolidated affiliates related to the sale of our 50% interest in Clear Channel Independent based on the fair value of the equity securities received as consideration. Net cash provided by operating activities was partially offset by deferred taxes of $247.4 million.

2007

Net cash flow from operating activities of $694.4 million for 2007 primarily reflected net income of $265.3 million and depreciation and amortization of $399.5 million. Net cash flows from operating activities also reflects an increase of $137.3 million in accounts receivable as a result of the increase in revenue and an increase of $93.4 million in accounts payable, accrued expenses and other liabilities.

Investing Activities

2009

For the year ended December 31, 2009, we spent $84.4 million in our Americas segment for the purchase of property, plant and equipment primarily related to the construction of new billboards. We spent $91.5 million in our International segment for the purchase of property, plant and equipment related to new billboard and street furniture contracts and renewals of existing contracts. We also received proceeds of $11.3 million from the sale of International assets and $6.8 million from the sale of Americas assets.

2008

We spent $175.8 million in our Americas segment for the purchase of property, plant and equipment primarily related to the construction of new billboards. We spent $182.5 million in our International segment for the purchase of property, plant and equipment primarily related to new billboard and street furniture contracts and renewals of existing contracts.

Our Americas segment paid $55.1 million for the acquisition of advertising structures and the final earnout payments for Interspace. Our International segment paid $41.4 million primarily related to the acquisition of additional equity interests in outdoor companies and the acquisition of advertising structures.

We also received proceeds of $41.5 million from asset sales, $34.2 million of which was from the disposal of land and buildings in our International segment.

2007

We spent $142.8 million in our Americas segment for the purchase of property, plant and equipment mostly related to construction of new billboards. We spent $132.9 million in our International segment for the purchase of property, plant and equipment primarily related to new billboard and street furniture contracts and renewals of existing contracts.

During 2007, our Americas segment paid $39.5 million in cash primarily to acquire display faces. In addition, our International segment paid $29.6 million, which includes the acquisition of an outdoor advertising business in Romania, additional equity interests in outdoor companies and the acquisition of advertising structures.

Financing Activities

2009

Net cash provided by financing activities of $231.7 million for 2009 primarily reflects the $2.5 billion proceeds from issuance of CCWH senior notes in addition to the $500.0 million repayment by Clear Channel Communications on the “Due from Clear Channel Communications” account offset by the prepayment and retirement of the $2.5 billion intercompany note due to Clear Channel Communications. In addition, we purchased the remaining 15% interest in our fully consolidated subsidiary, Paneles Napsa S.A., for $13.0 million, and acquired an additional 5% interest in our consolidated subsidiary, Clear Channel Jolly Pubblicita SPA, for $12.1 million.

2008

Net cash used in financing activities of $232.8 million for 2008 reflected a net reduction in debt and credit facilities of $67.6 million and net transfers of cash to Clear Channel Communications of $169.2 million. The net transfers of cash to Clear Channel Communications represent the activity in the “Due from/to Clear Channel Communications” account. This activity primarily relates to working capital and settlement of interest on the revolving promissory notes and the $2.5 billion note payable to Clear Channel Communications.

2007

Net cash used in financing activities of $305.8 million for 2007 is primarily related to the net transfer of cash to Clear Channel Communications of $302.9 million. The net transfers of cash to Clear Channel Communications represent the activity in the “Due from/to Clear Channel Communications” account. This activity primarily relates to working capital and settlement of interest on the revolving promissory notes and the $2.5 billion note payable to Clear Channel Communications.

Anticipated Cash Requirements

Our primary source of liquidity is cash on hand, as well as cash flow from operations, which has been adversely affected by the global economic downturn. The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. The current global economic downturn has resulted in a decline in advertising and marketing services among our customers, resulting in a decline in our advertising revenues across our businesses. This reduction in advertising revenues has had an adverse effect on our revenue, profit margins, cash flow and liquidity. A continuation of the global economic downturn may continue to adversely impact our revenue, profit margins, cash flow and liquidity.

Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations and borrowing under the revolving promissory note with Clear Channel Communications will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. In addition, we expect to be in compliance with the covenants governing our indebtedness in 2010. However, our anticipated results are subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants. In addition, our ability to comply with the covenants governing our indebtedness may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

Furthermore, in its Annual Report on Form 10-K filed with the SEC on March 16, 2010, CC Media Holdings, our indirect parent, stated that it expects to be in compliance with the covenants in Clear Channel Communications’ material financing agreements in 2010. CC Media Holdings similarly stated in such Annual Report that its anticipated results are also subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants. Moreover, CC Media Holdings stated in such Annual Report that its ability to comply with the covenants in Clear Channel Communications’ material financing agreements may be affected by events beyond CC Media Holdings’ control, including prevailing economic, financial and industry conditions. As discussed therein, the breach of any covenants set forth in Clear Channel Communications’ financing agreements would result in a default thereunder, and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, as discussed therein, the lenders under the revolving credit facility under Clear Channel Communications’ secured credit facilities would have the option to terminate their commitments to make further extensions of revolving credit thereunder. In addition, CC Media Holdings stated in such Annual Report that if CC Media Holdings is unable to repay Clear Channel Communications’ obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. Finally, CC Media Holdings stated in such Annual Report that a default or acceleration under any of Clear Channel Communications’ material financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.

For so long as Clear Channel Communications maintains significant control over us, a deterioration in the financial condition of Clear Channel Communications could have the effect of increasing our borrowing costs or impairing our access to capital markets. As of December 31, 2009, Clear Channel Communications had $1.9 billion recorded as “Cash and cash equivalents” on its consolidated balance sheets.

Our ability to fund our working capital needs, debt service and other obligations depends on our future operating performance and cash flow. If our future operating performance does not meet our expectations or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing. Continuing adverse securities and credit market conditions could significantly affect the availability of credit.

Liquidity

Sources of Capital

As of December 31, 2009 and 2008, we had the following indebtedness outstanding, cash and cash equivalents and amounts due from Clear Channel Communications:

(In millions)	Year Ended December 31,
	2009 Post-Merger	2008 Post-Merger
CCWH Senior Notes	$2,500.0	$—
Bank credit facility ($150.0 million sub-limit within Clear Channel Communications’ $2.0 billion facility, $120.0 million of which was drawn by Clear Channel Communications)	30.0	30.0
Debt with Clear Channel Communications	—	2,500.0
Other debt	78.9	71.9

Total debt	2,608.9	2,601.9
Less: Cash and cash equivalents	609.4	94.8
Less: Due from Clear Channel Communications	123.3	431.6

	$1,876.2	$2,075.5

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

The interest rate on outstanding balances under the credit facility is equal to an applicable margin plus, at Clear Channel Communications’ option, either (i) a base rate determined by reference to the higher of (A) the prime lending rate publicly announced by the administrative agent and (B) the Federal funds effective rate from time to time plus 0.50%, or (ii) a Eurocurrency rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margin percentage is 2.40% in the case of base rate loans, and 3.40% in the case of Eurocurrency rate loans, subject to adjustment based upon Clear Channel Communications’ leverage ratio. At December 31, 2009, the interest rate on borrowings under this credit facility was 3.7%. As of December 31, 2009, the outstanding balance on the sub-limit was approximately $30.0 million, the remaining $120.0 million of which was drawn by Clear Channel Communications, with the entire balance to be repaid on July 30, 2014.

Promissory Notes with Clear Channel Communications

As part of the day-to-day cash management services provided by Clear Channel Communications, we maintain accounts that represent net amounts due to or from Clear Channel Communications, which is recorded as “Due from/to Clear Channel Communications” on the consolidated balance sheet. The accounts represent our revolving promissory note issued by us to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to us in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances. The accounts accrue interest and are generally payable on demand. Prior to the amendment of the revolving promissory notes in December 2009, interest on the revolving promissory note owed by us accrued on the daily net negative cash position based upon LIBOR plus a margin. Interest on the revolving promissory note owed by Clear Channel Communications accrued on the daily net positive cash position based upon the average one-month generic treasury bill rate. In connection with the issuance of the CCWH Senior Notes, Clear Channel Communications and the Company modified the terms of the revolving promissory notes (recorded as Due from/to Clear Channel Communications account) to extend the maturity of each revolving promissory note to coincide with the maturity date of the Notes. In addition, the terms were modified to change the interest rate on each revolving promissory note to equal the interest rate on the Notes. Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, we maintain collection bank accounts swept daily into accounts of Clear Channel Communications (after satisfying the funding requirements of the Trustee Account). In return, Clear Channel Communications funds our controlled disbursement accounts as checks or electronic payments are presented for payment. Our claim in relation to cash transferred from our concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account. If Clear Channel Communications were to become insolvent, we would be an unsecured creditor of Clear Channel Communications with respect to the revolving promissory note issued by Clear Channel Communications to us. At December 31, 2009 and December 31, 2008, the asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet was $123.3 million and $431.6 million, respectively. The net interest income for the years ended December 31, 2009, 2008 and 2007 was $0.7 million, $3.5 million and $3.7 million, respectively. At December 31, 2009, the fixed interest rate on the “Due from Clear Channel Communications” account was 9.25%, which represents the interest rate on the Notes as described above. At December 31, 2009, we had no borrowings under the revolving promissory note to Clear Channel Communications.

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

As of December 31, 2008 we had a note in the original principal amount of $2.5 billion to Clear Channel Communications which was prepayable in whole at any time, or in part from time to time. The note accrued interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. This note was mandatorily payable upon a change of control of the Company (as defined in the note) and, subject to certain exceptions, all net proceeds from debt or equity raised by the Company had to be used to prepay such note. At December 31, 2008, the interest rate on the $2.5 billion note was 6.0%.

In December 2009, we made voluntary prepayments on the note in the amount of the total outstanding balance and subsequently retired the “Debt with Clear Channel Communications.” The interest rate on the $2.5 billion note was 5.7% prior to its retirement.

Our working capital requirements and capital for general corporate purposes, including acquisitions and capital expenditures, may be provided to us by Clear Channel Communications, in its sole discretion, pursuant to a revolving promissory note issued by us to Clear Channel Communications. Without the opportunity to obtain financing from Clear Channel Communications, we may need to obtain additional financing from banks, or through public offerings or private placements of debt, strategic relationships or other arrangements at some future date. As stated above, we may be unable to successfully obtain additional debt or equity financing on satisfactory terms or at all.

As long as Clear Channel Communications maintains a significant interest in us, pursuant to the Master Agreement between Clear Channel Communications and us, Clear Channel Communications will have the option to limit our ability to incur debt or issue equity securities, among other limitations, which could adversely affect our ability to meet our liquidity needs. Under the Master Agreement with Clear Channel Communications, we are limited in our borrowing from third parties to no more than $400.0 million (including borrowings under the $150.0 million sub-limit of Clear Channel Communications’ $2.0 billion revolving credit facility).

Clear Channel Worldwide Holdings Senior Notes

In December 2009, the Company’s wholly-owned subsidiary Clear Channel Worldwide Holdings, Inc. (“CCWH”), issued $500.0 million aggregate principal amount of Series A Senior Notes due 2017 and $2.0 billion aggregate principal amount of Series B Senior Notes due 2017 (collectively, the “Notes”). The Notes are guaranteed by the Company, Clear Channel Outdoor, Inc., our wholly-owned subsidiary (“CCOI”), and certain other existing and future domestic subsidiaries of ours (collectively, the “Guarantors”).

The Notes are senior unsecured obligations that rank pari passu in right of payment to all unsubordinated indebtedness of CCWH and the guarantees of the Notes will rank pari passu in right of payment to all unsubordinated indebtedness of the guarantors thereunder.

The indentures governing the Notes require the Company to maintain at least $100 million in cash or other liquid assets or have cash available to be borrowed under committed credit facilities consisting of (i) $50.0 million at the issuer and guarantor entities (principally the Americas outdoor segment) and (ii) $50.0 million at the non-guarantor subsidiaries (principally the International outdoor segment) (together the “Liquidity Amount”), in each case under the sole control of the relevant entity. In the event of a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding of Clear Channel Communications, Inc., for the period thereafter that is the shorter of such proceeding and 60 days, the Liquidity Amount shall be reduced to $50.0 million, with a $25.0 million requirement at the issuer and guarantor entities and a $25.0 million requirement at the non-guarantor subsidiaries.

In addition, interest on the Notes accrues daily and is payable into an account established by a trustee for the benefit of the bondholders (the “Trustee Account”). Failure to make daily payment on any day does not constitute an event of default so long as (a) no payment or other transfer by the Company or any of its Subsidiaries shall have been made on such day under the cash management sweep with Clear Channel Communications, Inc. and (b) on each semiannual interest payment date the aggregate amount of funds in the Trustee Account is equal to at least the aggregate amount of accrued and unpaid interest on the Notes.

The indenture governing the Series A Notes contains covenants that limit the Company and its restricted subsidiaries ability to, among other things:

•	incur or guarantee additional debt to persons other than Clear Channel Communications and its subsidiaries or issue certain preferred stock;

•	create liens on its restricted subsidiaries assets to secure such debt;

•	create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries that are not guarantors of the notes;

•	enter into certain transactions with affiliates;

•	merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets; or

•	sell certain assets, including capital stock of its subsidiaries, to persons other than Clear Channel Communications and its subsidiaries.

The indenture governing the Series A Notes does not include limitations on dividends, distributions, investments or asset sales.

The indenture governing the Series B Notes contains covenants that limit the Company and its restricted subsidiaries ability to, among other things:

•	incur or guarantee additional debt or issue certain preferred stock;

•	redeem, repurchase or retire the Company’s subordinated debt;

•	make certain investments;

•	create liens on its or its restricted subsidiaries’ assets to secure debt;

•	create restrictions on the payment of dividends or other amounts to it from its restricted subsidiaries that are not guarantors of the Notes;

•	enter into certain transactions with affiliates;

•	merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets;

•	sell certain assets, including capital stock of its subsidiaries;

•	designate its subsidiaries as unrestricted subsidiaries;

•	pay dividends, redeem or repurchase capital stock or make other restricted payments; or

•

purchase or otherwise effectively cancel or retire any of the Series B Notes if after doing so the ratio of (a) the outstanding aggregate principal amount of the Series A Notes to (b) the outstanding aggregate principal amount of the Series B Notes shall be greater than 0.250. This stipulation ensures, among other things, that as long as the Series A Notes are outstanding, the Series B Notes are outstanding.

The Series B Notes indenture restricts the Company’s ability to incur additional indebtedness and pay dividends based on an incurrence test. In order to incur additional indebtedness the Company’s debt to adjusted EBITDA ratios (as defined by the indenture) must be lower than 6.5:1 and 3.25:1 for total debt and senior debt, respectively. Similarly, in order for the Company to pay dividends out of proceeds from indebtedness or proceeds from asset sales, the Company’s debt to adjusted EBITDA ratios (as defined by the indenture) must be lower than 6.0:1 and 3.0:1 for total debt and senior debt, respectively. If these ratios are not met, the Company has certain exceptions that allow the Company to incur additional indebtedness and pay dividends, such as a $500 million exception for the payment of dividends. Consolidated leverage, defined as total debt divided by the trailing 12-month EBITDA was 3.8:1 at December 31, 2009, and senior leverage, defined as senior debt divided by the trailing twelve month EBITDA was also 3.8:1 at December 31, 2009. The Company’s adjusted EBITDA of $684.0 million is calculated as the trailing twelve months operating income before depreciation, amortization, impairment charges, other operating income – net, all as shown in the consolidated statement of operations plus non-cash compensation, and is further adjusted for certain items, including: (i) an increase for expected cost savings (limited to $58.8 million in any twelve month period) of $53.0 million; (ii) an increase of $20.7 million for non-cash items; (iii) an increase of $53.2 million related to expenses incurred associated with our cost savings program; and (iv) an increase of $21.8 million for various other items.

Prior to the date of the closing of the CCWH offering, the Company made a demand for and received repayment of $500.0 million on the “Due from Clear Channel Communications” account.

Following such repayment, the Company contributed $500.0 million to the capital of Clear Channel Outdoor, Inc., which used the proceeds received by it to prepay $500.0 million of the “Debt with Clear Channel Communications” account. Subsequent to this repayment, the outstanding balance of the “Debt with Clear Channel Communications” account was $2.0 billion.

The proceeds of the Notes were used to (i) pay the fees and expenses of the offering, (ii) pay the initial purchasers an underwriting discount, (iii) fund $50.0 million required under the Notes’ indentures of the Liquidity Amount (the $50.0 million Liquidity Amount of the non-guarantor subsidiaries was satisfied) and (iv) make a voluntary prepayment of the remaining $2.0 billion outstanding balance (which is equal to the aggregate principal amount of the Series B Notes) under the note due to Clear Channel Communications and subsequently retire the “Debt with Clear Channel Communications”, with the balance of the proceeds available to the Company for general corporate purposes.

In connection with the offering, Clear Channel Communications and the Company modified the terms of the revolving promissory notes (recorded as Due from/to Clear Channel Communications account) to extend the maturity of each revolving promissory note to coincide with the maturity date of the Notes. In addition, the terms were modified to change the interest rate on each revolving promissory note to a fixed per annum rate equal to 9.25%.

Other debt

Other debt consists primarily of loans with international banks. At December 31, 2009, approximately $78.9 million was outstanding as other debt.

Debt Covenants

The Clear Channel Communications’ $2.0 billion revolving credit facility contains a significant financial covenant which requires Clear Channel Communications to comply on a quarterly basis with a maximum consolidated senior secured net debt to adjusted EBITDA ratio (maximum of 9.5:1). The financial covenant becomes more restrictive over time beginning in the second quarter of 2013. In its Annual Report on Form 10-K filed with the SEC on March 16, 2010, CC Media Holdings stated that it was in compliance with this covenant as of December 31, 2009.

In addition, as noted above, the Series B Notes indenture restricts the Company’s ability to incur additional indebtedness and pay dividends based on an incurrence test. In order to incur additional indebtedness the Company’s debt to adjusted EBITDA ratios (as defined by the indenture) must be lower than 6.5:1 and 3.25:1 for total debt and senior debt, respectively. Similarly in order for the Company to pay dividends out of proceeds from indebtedness or proceeds from asset sales, the Company’s debt to adjusted EBITDA ratios (as defined by the indenture) must be lower than 6.0:1 and 3.0:1 for total debt and senior debt, respectively. We are in compliance with these covenants as of December 31, 2009.

Dispositions and Other

During 2009, we sold international assets for $11.3 million resulting in a gain of $4.4 million in “Other operating income (expense) – net.” In addition, we sold assets for $6.8 million in our Americas outdoor segment and recorded a gain of $4.9 million in “Other operating income (expense) – net.” We sold our taxi advertising business and recorded a loss of $20.9 million in our Americas outdoor segment included in “Other operating income (expense) –net.”

During the first quarter of 2008, we exchanged assets in one of our Americas markets for assets located in a different market and recognized a gain of $2.6 million in “Other operating income – net.” In addition, we sold our 50% interest in Clear Channel Independent and recognized a gain of $75.6 million in “Equity in earnings of nonconsolidated affiliates” based on the fair value of the equity securities received

Uses of Capital

Acquisitions

During the year ended December 31, 2009, our Americas segment paid $5.0 million primarily for the acquisition of land and buildings.

Purchases of Additional Equity Interests

During 2009, the Company’s Americas segment purchased the remaining 15% interest in our consolidated subsidiary, Paneles Napsa S.A., for $13.0 million. Our International segment also acquired an additional 5% interest in our consolidated subsidiary, Clear Channel Jolly Pubblicita SPA, for $12.1 million.

Capital Expenditures

Our capital expenditures have consisted of the following:

(In millions)	Year Ended December 31,
	2009 Post-Merger	2008 Combined	2007 Pre-Merger
Non-revenue producing	$47.2	$85.4	$81.4
Revenue producing	128.8	272.9	194.3

Total capital expenditures	$176.0	$358.3	$275.7

We define non-revenue producing capital expenditures as those expenditures required on a recurring basis. Revenue producing capital expenditures are discretionary capital investments for new revenue streams, similar to an acquisition.

Part of our long-term strategy is to pursue the technology of digital displays, including flat screens, LCDs and LEDs, as alternatives to traditional methods of displaying our clients’ advertisements. We are currently installing these technologies in certain markets. We believe cash flow from operations will be sufficient to fund these expenditures because we expect enhanced margins through: (i) lower cost of production as the advertisements will be digital and controlled by a central computer network, (ii) decreased down time on displays because the advertisements will be digitally changed rather than manually posted paper or vinyl on the face of the display, and (iii) incremental revenue through more targeted and time specific advertisements.

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

Our short and long term cash requirements include minimum annual guarantees for our street furniture contracts and operating leases. Noncancelable contracts and operating lease requirements are included in our direct operating expenses, which historically have been satisfied by cash flows from operations. For 2010, we are committed to $407.9 million and $266.8 million for minimum annual guarantees and operating leases, respectively. Our long-term commitments for minimum annual guarantees, operating leases and capital expenditure requirements are included in “Contractual and Other Obligations,” below.

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

The scheduled maturities of borrowings under the sub-limit within Clear Channel Communications’ revolving credit facility, our $2.5 billion Notes, other debt outstanding, future minimum rental commitments under noncancelable lease agreements, minimum payments under other noncancelable contracts, capital expenditures commitments and other long-term obligations as of December 31, 2009, are as follows:

(In thousands)	Payments Due by Period
	Total	2010	2011-2012	2013-2014	Thereafter
Long-term Debt
Clear Channel Worldwide Holdings Senior Notes:
9.25% Series A Senior Notes Due 2017	$500,000	$—	$—	$—	$500,000
9.25% Series B Senior Notes Due 2017	2,000,000	—	—	—	2,000,000
Clear Channel Communications’ revolving credit facility	30,000	—	—	30,000	—
Other debt	78,878	47,073	31,769	36	—
Interest payments on long-term debt(1)	1,856,552	233,349	465,217	464,236	693,750

Noncancelable contracts	1,993,289	407,927	603,802	401,683	579,877
Noncancelable operating leases	1,967,695	266,826	413,589	333,763	953,517
Capital expenditure commitments	136,262	67,372	45,638	19,837	3,415
Employment contracts	9,717	5,614	4,026	77	—
Other long-term obligations(2)	101,677	36	2,250	1,104	98,287

Total (3)	$8,674,070	$1,028,197	$1,566,291	$1,250,736	$4,828,846

(1)	Interest payments on long-term debt consist primarily of interest on the 9.25% Clear Channel Worldwide Holdings Senior Notes.

(2)	Other long-term obligations consist of $51.3 million related to asset retirement obligations recorded pursuant to ASC 410-20, which assumes the underlying assets will be removed at some period over the next 50 years. Also included in the table is $43.5 million related to retirement plans and $6.9 million related to other long-term obligations with a specific maturity.

(3)	Excluded from the table is $154.6 million related to various obligations with no specific contractual commitment or maturity, $54.9 million of which relates to unrecognized tax benefits and accrued interest and penalties recorded pursuant to ASC 740-10.

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

Equity Price Risk

The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at December 31, 2009 by $3.2 million and would change comprehensive income by $2.0 million.

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies, except in the hyperinflationary countries in which we operate. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported a net loss of $292.2 million for the year ended December 31, 2009. We estimate a 10% change in the value of the U.S. dollar relative to foreign currencies would have changed our net loss for the year ended December 31, 2009, by approximately $29.2 million.

Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our equity method investments in various countries. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at December 31, 2009 would change our equity in earnings of nonconsolidated affiliates by $3.1 million and would change our net income by approximately $1.9 million for the year ended December 31, 2009.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification. The update is to ASC Topic 810, Consolidation. The ASU clarifies that the decrease-in-ownership provisions of ASC 810-10 and related guidance apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary or group of assets that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture). In addition, the ASU expands the information an entity is required to disclose upon deconsolidation of a subsidiary. This standard is effective for fiscal years ending on or after December 15, 2009 with retrospective application required for the first period in which the entity adopted Statement of Financial Accounting Standards No. 160. We adopted the amendment upon issuance with no material impact to our financial position or results of operations.

In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The update is to ASC Topic 810, Consolidation. This standard amends ASC 810-10-25 by requiring consolidation of certain special purpose entities that were previously exempted from consolidation. The revised criteria will define a controlling financial interest for requiring consolidation as: the power to direct the activities that most significantly affect the entity’s performance, and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This standard is effective for fiscal years beginning after November 15, 2009. We adopted the amendment on January 1, 2010 with no material impact to our financial position or results of operations.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value. The update is to ASC Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. The purpose of this update is to reduce ambiguity in financial reporting when measuring the fair value of liabilities. The guidance provided in this update is effective for the first reporting period beginning after the date of issuance. We adopted the amendment on October 1, 2009 with no material impact to our financial position or results of operations.

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

Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”), which is not yet codified, was issued in June 2009. Statement No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Statement No. 167 amends Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities, codified in ASC 810-10-25, to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity. Statement No. 167 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. These requirements will provide more relevant and timely information to users of financial statements. Statement No. 167 amends ASC 810-10-25 to require additional disclosures about an enterprise’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. We adopted Statement No. 167 on January 1, 2010 with no material impact to our financial position or results of operations.

Statement of Financial Accounting Standards No. 165, Subsequent Events, codified in ASC 855-10, was issued in May 2009. The provisions of ASC 855-10 are effective for interim and annual periods ending after June 15, 2009 and are intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. In accordance with the provisions of ASC 855-10, we currently evaluate subsequent events through the date the financial statements are issued.

FASB Staff Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, codified in ASC 260-10-45, was issued in June 2008. ASC 260-10-45 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. Guidance is also provided on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of ASC 260-10-45. We retrospectively adopted the provisions of ASC 260-10-45 on January 1, 2009. The adoption did not have an effect on previously reporting basic earnings per share.

Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51, codified in ASC 810-10-45, was issued in December 2007. ASC 810-10-45 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under ASC 810-10-45 noncontrolling interests are considered equity and should be reported as an element of consolidated equity, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests, and increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. ASC 810-10-45 is effective for the first annual reporting period beginning on or after December 15, 2008, and earlier application is prohibited. ASC 810-10-45 is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. We adopted Statement 160 on January 1, 2009 which resulted in a reclassification of approximately $211.8 million of noncontrolling interests to shareholders’ equity. Adoption of this standard requires retrospective application in the financial statements of earlier periods on January 1, 2009.

FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, codified in ASC 820-10, was issued in February 2008. ASC 820-10 delays the effective date of FASB Statement No. 157, Fair Value Measurements, for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. We adopted the provisions of ASC 820-10 on January 1, 2009 with no material impact to our financial position or results of operations.

FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, codified in ASC 820-10-35), was issued in April 2009. ASC 820-10-35 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-10-35 also includes guidance on identifying circumstances that indicate a transaction is not orderly. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. We adopted the provisions of ASC 820-10-35 on April 1, 2009 with no material impact to our financial position or results of operations.

FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, codified in ASC 320-10, was issued in April 2009. It amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320-10 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. We adopted the provisions of ASC 320-10 on April 1, 2009 with no material impact to our financial position or results of operations.

FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, codified in ASC 825-10, was issued in April 2009. ASC 825-10 amends prior authoritative guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The provisions of ASC 825-10 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the disclosure requirements of ASC 825-10 on April 1, 2009.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such difference could be material. Our significant accounting policies are discussed in Note A to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. The following narrative describes these critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions.

Allowance for Doubtful Accounts

We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. For all other customers, we recognize reserves for bad debt based on historical experience of bad debts as a percentage of revenue for each business unit, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions.

If our agings were to improve or deteriorate resulting in a 10% change in our allowance, we estimated our bad debt expense for the year ended December 31, 2009, would have changed by approximately $5.1 million and our net loss for the same period would have changed by approximately $3.2 million.

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

Using the impairment review described, we recorded aggregate impairment charges on the statement of operations of approximately $76.2 million for the year ended December 31, 2009. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results of operations. For additional information, please refer to the Impairment Charges section included in the beginning of this MD&A.

Indefinite-lived Assets

Indefinite-lived assets such as our billboard permits are reviewed annually for possible impairment using the direct valuation method as prescribed in ASC 805-20-S99. Under the direct valuation method, the fair value of the indefinite-lived assets was calculated at the market level as prescribed by ASC 350-30-35. Under the direct valuation method, it is assumed that rather than acquiring indefinite-lived intangible assets as part of a going concern business, the buyer hypothetically obtains indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flows model which results in value that is directly attributable to the indefinite-lived intangible assets.

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

In accordance with ASC 350-30 we performed an interim impairment test as of December 31, 2008 and again as of June 30, 2009. The estimated fair value of permits was below their carrying values at the date of each interim impairment test. As a result, we recognized non-cash impairment charges of $722.6 million and $345.4 million at December 31, 2008 and June 30, 2009, respectively, related to our indefinite-lived permits. For additional information, please refer to the Impairment Charges section included in the beginning of this MD&A.

If our future results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations.

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

The discounted cash flow approach we use for valuing goodwill involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate. Terminal values are also estimated and discounted to their present value. In accordance with ASC 350-20, we performed an interim impairment test on goodwill as of December 31, 2008 and again as of June 30, 2009.

The estimated fair value of our reporting units was below their carrying values at the date of each interim impairment test, which required us to compare the implied fair value of each reporting unit’s goodwill with its carrying value. As a result, we recognized non-cash impairment charges of $2.5 billion and $419.5 million at December 31, 2008 and June 30, 2009, respectively, to reduce our goodwill. For additional information, please refer to the Impairment Charges section included in the beginning of this MD&A.

If our future results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations.

Asset Retirement Obligations

ASC 410-20 requires us to estimate our obligation upon the termination or nonrenewal of a lease, to dismantle and remove our billboard structures from the leased land and to reclaim the site to its original condition. We record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred. When the liability is recorded, the cost is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset.

Due to the high rate of lease renewals over a long period of time, our calculation assumes all related assets will be removed at some period over the next 50 years. An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk-adjusted credit rate for the same period. If our assumption of the risk-adjusted credit rate used to discount current year additions to the asset retirement obligation decreased approximately 1%, our liability as of December 31, 2009 would increase approximately $0.2 million. Similarly, if our assumption of the risk-adjusted credit rate increased approximately 1%, our liability would decrease approximately $0.1 million.

Stock Based Compensation

Under the fair value recognition provisions of ASC 718-10, stock based compensation cost is measured at the grant date based on the value of the award and is recognized as expense on a straight-line basis over the vesting period. Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors. If actual results differ significantly from these estimates, our results of operations could be materially impacted.

Tax Accruals

The Internal Revenue Service, or IRS, and other taxing authorities routinely examine our tax returns we file as part of the consolidated income tax returns filed by Clear Channel Communications for the pre-merger periods and CC Media Holdings for the post-merger periods. From time to time, the IRS challenges certain of our tax positions. We believe our tax positions comply with applicable tax law and we would vigorously defend these positions if challenged. The final disposition of any positions challenged by the IRS could require us to make additional tax payments. We believe that we have adequately accrued for any foreseeable payments resulting from tax examinations and consequently do not anticipate any material impact upon their ultimate resolution.

Our estimates of income taxes and the significant items giving rise to the deferred assets and liabilities are shown in the notes to the financial statements and reflect our assessment of actual future taxes to be paid, giving consideration to both timing and probability of these estimates. Actual income taxes could vary from these estimates due to future changes in income tax law or results from the final review of our tax returns by Federal, state or foreign tax authorities.

We have considered these potential changes in accordance with ASC 740-10, which requires us to record reserves for estimates of probable settlements of Federal and state audits.

Litigation Accruals

We are currently involved in certain legal proceedings and, as required, have accrued our estimate of the probable costs for the resolution of these claims. Management’s estimates used have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Information concerning quantitative and qualitative disclosure about market risk is included under the caption “Market Risk Management” in Item 7 of this Form 10-K.

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

/s/Mark P. Mays
President and Chief Executive Officer

/s/Thomas W. Casey
Chief Financial Officer

/s/Herbert W. Hill, Jr.
Senior Vice President/Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Clear Channel Outdoor Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Clear Channel Outdoor Holdings, Inc. (Holdings) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2009, the period from July 31, 2008 through December 31, 2008, the period from January 1, 2008 through July 30, 2008, and for the year ended December 31, 2007. Our audits also included the financial statement schedule listed in the index as Item 15(a)2. These financial statements and schedule are the responsibility of Holdings’ management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holdings at December 31, 2009 and 2008, the consolidated results of its operations and cash flows for the year ended December 31, 2009, the period from July 31, 2008 through December 31, 2008, the period from January 1, 2008 through July 30, 2008, and the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Holdings’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

March 16, 2010

CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)	As of December 31,
	2009	2008
CURRENT ASSETS
Cash and cash equivalents	$609,436	$94,812
Accounts receivable, less allowance of $51,070 in 2009 and $48,600 in 2008	730,306	806,553
Due from Clear Channel Communications	—	431,641
Prepaid expenses	67,355	69,817
Other current assets	167,806	144,700
Income taxes receivable	65,642	7,129

Total Current Assets	1,640,545	1,554,652

PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	207,939	201,210
Structures	2,514,602	2,355,776
Furniture and other equipment	71,567	60,476
Construction in progress	51,598	85,791

	2,845,706	2,703,253
Less accumulated depreciation	405,068	116,533

	2,440,638	2,586,720

INTANGIBLE ASSETS
Definite-lived intangibles, net	799,144	1,000,485
Indefinite-lived intangibles – permits	1,132,218	1,529,068
Goodwill	861,592	1,180,141

OTHER ASSETS
Due from Clear Channel Communications	123,308	—
Notes receivable	596	3,140
Investments in, and advances to, nonconsolidated affiliates	23,354	51,812
Other assets	154,029	122,231
Other investments	16,998	22,512

Total Assets	$7,192,422	$8,050,761

See Notes to Consolidated Financial Statements

LIABILITIES AND SHAREHOLDERS’ EQUITY

(In thousands, except share data)	As of December 31,
	2009	2008
CURRENT LIABILITIES
Accounts payable	$109,322	$118,290
Accrued expenses	504,196	494,250
Accrued interest	924	292
Deferred income	109,578	109,511
Current portion of long-term debt	47,073	69,522

Total Current Liabilities	771,093	791,865

Long-term debt	2,561,805	32,332
Debt with Clear Channel Communications	—	2,500,000
Other long-term liabilities	256,236	178,875
Deferred tax liability	841,911	1,003,866

Commitments and contingent liabilities (Note G)

SHAREHOLDERS’ EQUITY
Noncontrolling interest	193,730	211,813
Preferred stock, $.01 par value, 150,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value, 750,000,000 shares authorized, 40,841,551 and 40,705,638 shares issued in 2009 and 2008, respectively	407	407
Class B common stock, $.01 par value, 600,000,000 shares authorized, 315,000,000 shares issued and outstanding	3,150	3,150
Additional paid-in capital	6,669,247	6,676,714
Retained deficit	(3,886,826)	(3,018,637)
Accumulated other comprehensive loss	(218,177)	(329,580)
Cost of shares (43,459 in 2009 and 24,478 in 2008) held in treasury	(154)	(44)

Total Shareholders’ Equity	2,761,377	3,543,823

Total Liabilities and Shareholders’ Equity	$7,192,422	$8,050,761

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
	Year Ended December 31, 2009	Period from July 31 through December 31, 2008	Period from January 1 through July 30, 2008	Year Ended December 31, 2007
	Post-Merger	Post-Merger	Pre-Merger	Pre-Merger

Revenue	$2,698,024	$1,327,224	$1,962,063	$3,281,836
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,625,083	762,704	1,119,432	1,734,845
Selling, general and administrative expenses (excludes depreciation and amortization)	484,404	261,524	344,846	537,994
Depreciation and amortization	439,647	224,713	247,637	399,483
Corporate expenses (excludes depreciation and amortization)	65,247	31,681	39,364	66,080
Impairment charges	890,737	3,217,649	—	—
Other operating income (expense) — net	(8,231)	4,870	10,978	11,824

Operating income (loss)	(815,325)	(3,166,177)	221,762	555,258
Interest expense on debt with Clear Channel Communications	142,911	70,940	87,464	155,036
Interest expense	12,008	2,785	3,913	6,518
Interest income on Due from Clear Channel Communications	724	862	2,590	3,673
Loss on marketable securities	11,315	59,842	—	—
Equity in earnings (loss) of nonconsolidated affiliates	(31,442)	(2,109)	70,842	4,402
Other income (expense)— net	(9,368)	12,114	13,365	10,113

Income (loss) before income taxes	(1,021,645)	(3,288,877)	217,182	411,892
Income tax (expense) benefit:
Current	16,769	3,045	(30,171)	(111,726)
Deferred	132,341	268,850	(21,405)	(34,915)

Income tax (expense) benefit	149,110	271,895	(51,576)	(146,641)

Consolidated net income (loss)	(872,535)	(3,016,982)	165,606	265,251
Amount attributable to noncontrolling interest	(4,346)	1,655	(1,948)	19,261

Net income (loss) attributable to the Company	(868,189)	(3,018,637)	167,554	245,990
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	118,632	(341,113)	84,603	133,754
Foreign currency reclassification adjustment for sale of foreign subsidiary	(523)	—	2,588	—
Unrealized loss on marketable securities	(9,971)	(59,825)	(27,496)	—
Reclassification adjustment for realized loss on marketable securities included in net income (loss)	11,315	59,842	—	—

Comprehensive income (loss)	$(748,736)	$(3,359,733)	$227,249	$379,744
Amount attributable to noncontrolling interest	8,050	(11,516)	14,019	16,752

Comprehensive income (loss) attributable to the Company	$(756,786)	$(3,348,217)	$213,230	$362,992

Net income (loss) per common share:
Basic	$(2.46)	$(8.50)	$.47	$.69

Weighted average common shares outstanding— Basic	355,377	355,308	355,178	354,838
Diluted	$(2.46)	$(8.50)	$.47	$.69

Weighted average common shares outstanding— Diluted	355,377	355,308	355,741	355,806

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share data)					Additional	Retained	Accumulated
Pre-Merger	Class A Common Shares Issued	Class B Common Shares Issued	Noncontrolling Interest	Common Stock	Paid-in Capital	Earnings (Deficit)	Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2006	39,565,191	315,000,000	$181,901	$3,546	$1,279,079	$173,277	$130,476	$—	$1,768,279
Cumulative effect of FIN 48 adoption						8,124			8,124
Common stock issued for a business acquisition	191,287			2	5,084				5,086
Net income			19,261			245,990			265,251
Exercise of stock options and other	738,395			7	10,826			(53)	10,780
Acquisitions (minority buy-back)			(101)						(101)
Payments (to)/from noncontrolling interests			(2,442)						(2,442)
Share-based payments					9,370				9,370
Other			493						493
Comprehensive income:
Currency translation adjustment and other			16,752				117,002		133,754

Balances at December 31, 2007	40,494,873	315,000,000	215,864	3,555	1,304,359	427,391	247,478	(53)	2,198,594
Net income (loss)			(1,948)			167,554			165,606
Exercise of stock options and other	218,164			2	4,259			(265)	3,996
Acquisitions (minority buy-back)			(5,292)						(5,292)
Payments (to)/from noncontrolling interests			(616)						(616)
Share-based payments					6,506				6,506
Other			(260)						(260)
Comprehensive income:
Currency translation adjustment and other			14,019				70,584		84,603
Foreign currency reclassification adjustment							2,588		2,588
Unrealized loss on marketable securities							(27,496)		(27,496)

Balances at July 30, 2008	40,713,037	315,000,000	221,767	3,557	1,315,124	594,945	293,154	(318)	2,428,229
Post-Merger
Push-down accounting effects of Clear Channel Communications’ merger					5,357,409	(594,945)	(293,154)	318	4,469,628
Net loss			1,655			(3,018,637)			(3,016,982)
Exercise of stock options and other	(7,399)							(44)	(44)
Acquisitions (minority buy-back)			(1,773)						(1,773)
Payments (to)/from noncontrolling interests			1,262						1,262
Share-based payments					4,181				4,181
Other			418						418
Comprehensive income:
Currency translation adjustment and other			(11,516)				(329,597)		(341,113)
Reclassification adjustments							59,842		59,842
Unrealized loss on marketable securities							(59,825)		(59,825)

Balances at December 31, 2008	40,705,638	315,000,000	211,813	3,557	6,676,714	(3,018,637)	(329,580)	(44)	3,543,823
Net loss			(4,346)			(868,189)			(872,535)
Exercise of stock options and other	135,913							(110)	(110)
Acquisitions			(3,380)		(9,720)				(13,100)
Share-based payments					12,104				12,104
Other			(18,407)		(9,851)				(28,258)
Comprehensive income:
Currency translation adjustment and other			8,050				110,582		118,632
Reclassification adjustments							10,792		10,792
Unrealized loss on marketable securities							(9,971)		(9,971)

Balances at December 31, 2009	40,841,551	315,000,000	$193,730	$3,557	$6,669,247	$(3,886,826)	$(218,177)	$(154)	$2,761,377

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Year Ended December 31, 2009	Period from July 31 through December 31, 2008	Period from January 1 through July 30, 2008	Year Ended December 31, 2007
	Post-Merger	Post-Merger	Pre-Merger	Pre-Merger
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Consolidated net income (loss)	$(872,535)	$(3,016,982)	$165,606	$265,251

Reconciling Items:

Impairment charges	890,737	3,217,649	—	—
Depreciation	338,456	161,009	216,994	346,298
Amortization	101,191	63,704	30,643	53,185
Deferred tax expense (benefit)	(132,341)	(268,850)	21,405	34,915
Share-based compensation	12,104	4,181	6,506	9,370
Provision for doubtful accounts	17,580	24,268	8,588	10,525
(Gain) loss on sale of operating and fixed assets	8,231	(4,870)	(10,978)	(11,824)
Loss on marketable securities	11,315	59,842	—	—
Equity in (earnings) loss of nonconsolidated affiliates	31,442	2,109	(70,842)	(4,402)
Other, net	5,657	—	—	2,314

Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:

Decrease (increase) in accounts receivable	68,002	87,251	7,108	(137,341)
Decrease (increase) in prepaid expenses	(881)	25,644	(8,549)	5,737
Decrease (increase) in other current assets	1,957	52,125	(10,570)	1,247
Increase (decrease) in accounts payable, accrued expenses and other liabilities	11,757	(78,613)	(26,106)	93,383
Increase (decrease) in accrued interest	621	(1,012)	207	(2,535)
Increase (decrease) in deferred income	(1,987)	(48,435)	33,218	25,840
Increase (decrease) in accrued income taxes	(50,042)	(6,718)	(31,908)	2,467

Net cash provided by operating activities	441,264	272,302	331,322	694,430

See Notes to Consolidated Financial Statements

	Year Ended December 31, 2009	Period from July 31 through December 31, 2008	Period from January 1 through July 30, 2008	Year Ended December 31, 2007
	Post-Merger	Post-Merger	Pre-Merger	Pre-Merger
CASH FLOWS USED IN INVESTING ACTIVITIES:
Decrease (increase) in notes receivable, net	371	169	239	(234)
Decrease (increase) in investments in, and advances to nonconsolidated affiliates – net	(3,811)	(5,712)	7,646	962
Purchase of other investments	(2,998)	(26)	—	(659)
Purchases of property, plant and equipment	(175,953)	(159,213)	(199,122)	(275,690)
Proceeds from disposal of assets	18,144	2,917	38,630	17,321
Acquisition of operating assets, net of cash acquired	(4,933)	(11,677)	(84,821)	(69,059)
Decrease (increase) in other – net	6,316	(19,170)	4,296	(29,009)

Net cash used in investing activities	(162,864)	(192,712)	(233,132)	(356,368)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Draws on credit facilities	7,125	30,000	72,150	106,772
Payments on credit facilities	(3,364)	(660)	(157,774)	(76,614)
Proceeds from long-term debt	2,500,000	25,020	5,476	22,483
Payments on long-term debt	(2,505,913)	(37,145)	(4,662)	(66,290)
Net transfers (to) from Clear Channel Communications	319,401	(85,611)	(83,585)	(302,882)
Deferred financing charges	(60,330)	—	—	—
Purchases of noncontrolling interests	(25,263)	—	—	—
Proceeds from exercise of stock options	—	—	4,261	10,780
Other, net	—	(46)	(264)	—

Net cash provided by (used in) financing activities	231,656	(68,442)	(164,398)	(305,751)

Effect of exchange rate changes on cash	4,568	10,539	4,436	(2,809)

Net increase (decrease) in cash and cash equivalents	514,624	21,687	(61,772)	29,502

Cash and cash equivalents at beginning of year	94,812	73,125	134,897	105,395

Cash and cash equivalents at end of year	$609,436	$94,812	$73,125	$134,897

SUPPLEMENTAL DISCLOSURE:
Cash paid during the year for interest	$154,027	$75,616	$92,326	$165,730
Cash paid during the year for income taxes	$26,543	$19,651	$31,046	$43,003

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Clear Channel Outdoor Holdings, Inc. (the “Company”) is an outdoor advertising company which owns or operates advertising display faces domestically and internationally. On November 11, 2005, the Company became a publicly traded company through an initial public offering (“IPO”), in which 10%, or 35.0 million shares, of the Company’s Class A common stock was sold. Prior to the IPO, the Company was an indirect wholly-owned subsidiary of Clear Channel Communications, Inc. (“Clear Channel Communications”), a diversified media company with operations in radio broadcasting and outdoor advertising. Clear Channel Communications indirectly holds all of the 315.0 million Class B shares of common stock outstanding, representing approximately 89% of the shares outstanding and approximately 99% of the voting power. The holders of Class A common stock and Class B common stock have identical rights, except holders of Class A common stock are entitled to 1 vote per share while holders of Class B common stock are entitled to 20 votes per share. The Class B shares of common stock are convertible, at the option of the holder at any time or upon any transfer, into shares of Class A common stock on a one-for-one basis, subject to certain limited exceptions.

The Company has evaluated subsequent events through the date that these financial statements were issued.

Clear Channel Communications’ Merger

On July 30, 2008, Clear Channel Communications completed its merger with a subsidiary of CC Media Holdings, Inc. (“CC Media Holdings”), a company formed by a group of private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”). Clear Channel Communications is now owned indirectly by CC Media Holdings. The purchase price was approximately $23.0 billion, including $94.0 million in capitalized transaction costs. The merger was accounted for as a purchase business combination in conformity with Statement of Financial Accounting Standards No. 141, Business Combinations (“Statement 141”), and Emerging Issues Task Force (“EITF”) Issue 88-16, Basis in Leveraged Buyout Transactions (“EITF 88-16”). ASC 805-50-S99-1 requires the application of push down accounting in situations where the ownership of an entity has changed. As a result, the post-merger financial statements of the Company reflect the new basis of accounting.

The purchase price allocation was complete as of July 30, 2009 in accordance with ASC 805-10-25, which requires that the allocation period not exceed one year from the date of acquisition.

Liquidity

The Company’s primary source of liquidity is cash on hand, as well as cash flow from operations, which has been adversely affected by the global economic downturn. The risks associated with the Company’s businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. The global economic downturn has resulted in a decline in advertising and marketing services among the Company’s customers, resulting in a decline in its advertising revenues across its businesses. This reduction in advertising revenues has had an adverse effect on the Company’s revenue, profit margins, cash flow and liquidity. The continuation of the global economic downturn may continue to adversely impact the Company’s revenue, profit margins, cash flow and liquidity.

During the fourth quarter 2008, the Company commenced a restructuring program targeting a reduction of fixed costs. The Company recognized approximately $53.2 million and $35.5 million for the years ended December 31, 2009 and 2008, respectively, of expenses related to its restructuring program.

In December 2009, the Company made a demand for and received repayment of $500.0 million on the “Due from Clear Channel Communications” account. Following such repayment, the Company contributed $500.0 million to the capital of its direct, wholly-owned subsidiary, Clear Channel Outdoor, Inc., which used the proceeds received by it to prepay $500.0 million of the “Debt with Clear Channel Communications” account, resulting in an outstanding balance of the “Debt with Clear Channel Communications” account of $2.0 billion.

Subsequent to this repayment, the Company’s indirect, wholly-owned subsidiary Clear Channel Worldwide Holdings, Inc. (“CCWH”), issued $500.0 million aggregate principal amount of Series A Senior Notes due 2017 and $2.0 billion aggregate principal amount of Series B Senior Notes due 2017 (collectively, the “Notes”). The proceeds of the Notes were used to (i) pay the fees and expenses of the offering, (ii) pay the initial purchasers an underwriting discount, (iii) fund $50.0 million required under the Notes’ indentures of a liquidity amount (the $50.0 million liquidity amount of the non-guarantor subsidiaries was satisfied) and (iv) make a voluntary prepayment of the remaining $2.0 billion outstanding balance (which is equal to the aggregate principal amount of the Series B Notes) under the note due to Clear Channel Communications and subsequently retire the “Debt with Clear Channel Communications”, with the balance of the proceeds available to the Company for general corporate purposes.

Based on the Company’s current and anticipated levels of operations and conditions in its markets, it believes that cash on hand, cash flows from operations and borrowing under the revolving promissory note with Clear Channel Communications will enable it to meet its working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. In addition, the Company expects to be in compliance with the covenants governing its indebtedness in 2010. Furthermore, in its Annual Report on Form 10-K filed with the SEC on March 16, 2010, CC Media Holdings stated that it expects to be in compliance with its covenants governing its indebtedness in 2010. However, the Company’s and CC Media Holdings’ anticipated results are subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants. See further discussion in Note F regarding debt covenants.

CC Media Holdings and Clear Channel Communications’ current corporate ratings are “CCC+” and “Caa2” by Standard & Poor’s Ratings Services and Moody’s Investors Service, respectively, which are speculative grade ratings. These ratings have been downgraded and then upgraded at various times during the two years ended December 31, 2009. The adjustments had no impact on the Company’s borrowing costs under the credit agreements.

Format of Presentation

The accompanying consolidated financial statements are presented for two periods: post-merger and pre-merger. The merger resulted in a new basis of accounting beginning on July 31, 2008 and the financial reporting periods are presented as follows:

•

The year ended December 31, 2009 and the period from July 31 through December 31, 2008 includes the post-merger period of the Company, reflecting the preliminary purchase accounting adjustments related to the merger that were pushed down to the Company.

•

The period from January 1 through July 30, 2008 and the year ended December 31, 2007 includes the pre-merger period of the Company. The consolidated financial statements for all pre-merger periods were prepared using the historical basis of accounting for the Company. As a result of the merger and the associated preliminary purchase accounting, the consolidated financial statements of the post-merger periods are not comparable to periods preceding the merger.

Summary of Purchase Accounting Adjustments

Following is a summary of the fair value adjustments pushed down to the Company:

(In millions)	Preliminary Allocation	2008 Adjustments	2009 Adjustments	Final Allocation
Other current assets	$—	$—	$1	$1
Property, plant and equipment	615	(4)	(1)	610
Definite-lived intangibles, net	377	300	(63)	614
Indefinite-lived intangibles – permits	2,938	(942)	(47)	1,949
Goodwill	2,207	362	126	2,695
Investments in, and advances to, nonconsolidated affiliates	—	4	—	4
Other assets	35	(11)	—	24
Current liabilities	—	—	9	9
Deferred tax liability	(1,683)	258	20	(1,405)
Other long-term liabilities	15	(1)	(45)	(31)

Total	$4,504	$(34)	$—	$4,470

Agreements with Clear Channel Communications

There are several agreements which govern the Company’s relationship with Clear Channel Communications including the Master Agreement, Corporate Services Agreement, Employee Matters Agreement and Tax Matters Agreement. Clear Channel Communications has the right to terminate these agreements in various circumstances. As of the date of the filing of this report, no notice of termination of any of these agreements has been received from Clear Channel Communications.

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

Nature of Business

The Company operates in the outdoor advertising industry by selling advertising on billboards, street furniture displays, transit displays and other advertising displays. The Company has two reportable business segments: Americas and International. The Americas segment primarily includes operations in the United States, Canada and Latin America; the International segment includes operations in the U.K., France, Asia and Australia.

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

Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, it recognizes reserves for bad debt based on historical experience of bad debts as a percent of revenue for each business unit, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions. The Company believes the credit risk with respect to trade receivables is limited due to the large number and the geographic diversification of its customers.

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

Purchase Accounting

The Company accounts for its business combinations under the acquisition method of accounting. The total cost of an acquisition is allocated to the underlying identifiable net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. Various acquisition agreements may include contingent purchase consideration based on performance requirements of the investee. The Company accounts for these payments in accordance with the provisions of ASC 805-20-30, which establish the requirements related to recognition of certain assets and liabilities arising from contingencies.

Asset Retirement Obligation

ASC 410-20 requires the Company to estimate its obligation upon the termination or non-renewal of a lease to dismantle and remove its advertising structures from the leased land and to reclaim the site to its original condition. The Company’s asset retirement obligation is reported in “Other long-term liabilities.” The Company records the present value of obligations associated with the retirement of its advertising structures in the period in which the obligation is incurred. When the liability is recorded, the cost is capitalized as part of the related advertising structures carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset.

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

The Company tests for possible impairment of property, plant, and equipment in accordance with ASC 360-10 whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner the asset is intended to be used indicate the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the estimated undiscounted future cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded in depreciation and amortization expense in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows.

In the second quarter of 2009, the Company recorded an $8.7 million impairment related to street furniture tangible assets in its International segment. Additionally, during the fourth quarter of 2009, the Company recorded an additional $12.3 million impairment primarily related to street furniture tangible assets in its International segment.

Intangible Assets

The Company classifies intangible assets as definite-lived, indefinite-lived, or goodwill. Definite-lived intangibles include primarily transit and street furniture contracts, site leases and other contractual rights, all of which are amortized over the shorter or either the respective lives of the agreements or over the period of time the assets are expected to contribute to the Company’s future cash flows. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived assets. These assets are stated at cost. The Company’s indefinite-lived intangibles include billboard permits in its Americas segment. The excess cost over fair value of net assets acquired is classified as goodwill. The Company’s indefinite-lived intangibles and goodwill are not subject to amortization, but are tested for impairment at least annually.

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

The Company impaired definite-lived intangible assets related to certain street furniture and billboard contracts in its Americas outdoor and International outdoor segments by $38.8 million as of June 30, 2009. During the fourth quarter of 2009, the Company recorded a $16.5 million impairment related to billboard contract intangible assets in its International segment.

The Company performs its annual impairment test for its permits using a direct valuation technique as prescribed in ASC 805-20-S99. The key assumptions used in the direct valuation method include market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up cost and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. The Company engages Mesirow Financial Consulting, LLC (“Mesirow Financial”), a third party valuation firm, to assist the Company in the development of these assumptions and the Company’s determination of the fair value of its permits.

The Company performed an interim impairment test as of December 31, 2008 and June 30, 2009, which resulted in non-cash impairment charges of $722.6 million and $345.4 million, respectively, on its indefinite-lived permits.

At least annually, the Company performs its impairment test for each reporting unit’s goodwill using a discounted cash flow model to determine if the carrying value of the reporting unit, including goodwill, is less than the fair value of the reporting unit. The Company identified its reporting units in accordance with ASC 350-20-55. The

Company’s reporting unit for Americas is the reportable segment. The Company determined that each country in its International segment constitutes a reporting unit.

Each of the Company’s reporting units is valued using a discounted cash flow model which requires estimating future cash flows expected to be generated from the reporting unit, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. Assessing the recoverability of goodwill requires the Company to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on its budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. The Company engages Mesirow Financial to assist the Company in the development of these assumptions and the Company’s determination of the fair value of its reporting units.

The Company performed an interim impairment test as of December 31, 2008 and June 30, 2009, and recognized a non-cash impairment charge of $2.5 billion and $419.5 million, respectively, to reduce its goodwill.

Nonconsolidated Affiliates

In general, investments in which the Company owns 20 percent to 50 percent of the common stock or otherwise exercises significant influence over the investee are accounted for under the equity method. The Company does not recognize gains or losses upon the issuance of securities by any of its equity method investees. The Company reviews the value of equity method investments and records impairment charges in the statement of operations as a component of “Equity in earnings (loss) of nonconsolidated affiliates” for any decline in value determined to be other-than-temporary.

Other Investments

Other investments are composed of available-for-sale equity securities carried at fair value based on quoted market prices. The net unrealized gains or losses on the available-for-sale securities, net of tax, are reported in “Accumulated other comprehensive income (loss)” as a component of shareholders’ equity. The Company periodically reviews the value of available-for-sale securities and records impairment charges in the statement of operations for any decline in value that is determined to be other-than-temporary. The average cost method is used to compute the realized gains and losses on sales of equity securities.

The Company periodically assesses the value of its available-for-sale securities. Based on these assessments, the Company concluded that an other-than-temporary impairment existed at December 31, 2008 and September 30, 2009, and recorded non-cash impairment charges of $59.8 million and $11.3 million, respectively, on the statement of operations in “Loss on marketable securities”. The Company assessed the value of these available-for-sale securities through December 31, 2009 and concluded that no other-than-temporary impairment existed.

Financial Instruments

Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at December 31, 2009 and 2008. See Note F for discussion of fair value of the Company’s long-term debt.

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not some portion or the entire asset will not be realized. As all earnings from the Company’s foreign operations are permanently reinvested and not distributed, the Company’s income tax provision does not include additional U.S. taxes on foreign operations. It is not practical to determine the amount of Federal income taxes, if any, that might become due in the event the earnings were distributed.

The operations of the Company are included in a consolidated Federal income tax return filed by Clear Channel Communications, Inc. for the pre-merger periods and CC Media Holdings, Inc. for the post-merger periods. However, for financial reporting purposes, the Company’s provision for income taxes has been computed on the basis that the Company files separate consolidated Federal income tax returns with its subsidiaries.

Revenue Recognition

The Company’s advertising contracts typically are short-term, but can cover periods of up to three years, and are generally billed monthly. Revenue for advertising space rental is recognized ratably over the term of the contract. Advertising revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for the Company’s operations. Payments received in advance of being earned are recorded as deferred income.

Stock Based Compensation

Under the fair value recognition provisions of ASC 718-10, stock based compensation cost is measured at the grant date based on the value of the award and is recognized as expense on a straight-line basis over the vesting period. Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors. If actual results differ significantly from these estimates, our results of operations could be materially impacted.

Foreign Currency

Results of operations for foreign subsidiaries and foreign equity investees are translated into U.S. dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees, other than those of operations in highly inflationary countries, are translated into U.S. dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of shareholders’ equity, “Accumulated other comprehensive income (loss).” Foreign currency transaction gains and losses, as well as gains and losses from translation of financial statements of subsidiaries and investees in highly inflationary countries, are included in operations.

Advertising Expense

The Company records advertising expense as it is incurred. Advertising expenses from continuing operations were:

(In millions)	Year ended December 31, 2009	Period from July 31 through December 31, 2008	Period from January 1 through July 30, 2008	Year ended December 31, 2007
	Post-Merger	Post-Merger	Pre-Merger	Pre-Merger

Advertising expenses	$11.2	$6.7	$9.2	$14.8

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments, and assumptions that affect the amounts reported in the financial statements and accompanying notes including, but not limited to, legal, tax and insurance accruals. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification. The update is to ASC Topic 810, Consolidation. The ASU clarifies that the decrease-in-ownership provisions of ASC 810-10 and related guidance apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary or group of assets that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture). In addition, the ASU expands the information an entity is required to disclose upon deconsolidation of a subsidiary. This standard is effective for fiscal years ending on or after December 15, 2009 with retrospective application required for the first period in which the entity adopted Statement of Financial Accounting Standards No. 160. The Company adopted the amendment upon issuance with no material impact to its financial position or results of operations.

In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The update is to ASC Topic 810, Consolidation. This standard amends ASC 810-10-25 by requiring consolidation of certain special purpose entities that were previously exempted from consolidation. The revised criteria will define a controlling financial interest for requiring consolidation as: the power to direct the activities that most significantly affect the entity’s performance, and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This standard is effective for fiscal years beginning after November 15, 2009. The Company adopted the amendment on January 1, 2010 with no material impact to its financial position or results of operations.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value. The update is to ASC Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. The purpose of this update is to reduce ambiguity in financial reporting when measuring the fair value of liabilities. The guidance provided in this update is effective for the first reporting period beginning after the date of issuance. We adopted the amendment on October 1, 2009 with no material impact to our financial position or results of operations.

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

Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”), which is not yet codified, was issued in June 2009. Statement No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Statement No. 167 amends Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities, codified in ASC 810-10-25, to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity. Statement No. 167 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. These requirements will provide more relevant and timely information to users of financial statements. Statement No. 167 amends ASC 810-10-25 to require additional disclosures about an enterprise’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company adopted Statement No. 167 on January 1, 2010 with no material impact to its financial position or results of operations.

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

FASB Staff Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, codified in ASC 260-10-45, was issued in June 2008. ASC 260-10-45 clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. Guidance is also provided on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of ASC 260-10-45. The Company retrospectively adopted the provisions of ASC 260-10-45 on January 1, 2009. The adoption did not have an effect on previously reported basic earnings per share.

Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, codified in ASC 810-10-45, was issued in December 2007. ASC 810-10-45 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under this guidance, noncontrolling interests are considered equity and should be reported as an element of consolidated equity, net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests, and increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. The provisions of ASC 810-10-45 are effective for the first annual reporting period beginning on or after December 15, 2008, and earlier application is prohibited. Guidance is required to be adopted prospectively, except for reclassifying noncontrolling interests to equity, separate from the parent’s shareholders’ equity, in the consolidated statement of financial position and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, both of which are required to be adopted retrospectively. The Company adopted the provisions of ASC 810-10-45 on January 1, 2009, which resulted in a reclassification of approximately $211.8 million of noncontrolling interests to shareholders’ equity. Adoption of this standard requires retrospective application in the financial statements of earlier periods on January 1, 2009. In connection with the offering of $500.0 million aggregate principal Series A Senior Notes and $2.0 billion aggregate principal Series B Senior Notes by the Company’s subsidiary, the Company filed a Form 8-K on December 11, 2009 to retrospectively recast the historical financial statements and certain disclosures included in its Annual Report on Form 10-K for the year ended December 31, 2008 for the adoption of ASC 810-10-45.

FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, codified in ASC 820-10, was issued in February 2008. ASC 820-10 delays the effective date of FASB Statement No. 157, Fair Value Measurements, for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company adopted the provisions of ASC 820-10 on January 1, 2009 with no material impact to its financial position or results of operations.

FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, codified in ASC 820-10-35, was issued in April 2009. ASC 820-10-35 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-10-35 also includes guidance on identifying circumstances that indicate a transaction is not orderly. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. The Company adopted the provisions of ASC 820-10-35 on April 1, 2009 with no material impact to its financial position or results of operations.

FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, codified in ASC 320-10, was issued in April 2009. It amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320-10 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. The Company adopted the provisions of ASC 320-10 on April 1, 2009 with no material impact to its financial position or results of operations.

FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, codified in ASC 825-10, was issued in April 2009. ASC 825-10 amends prior authoritative guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The provisions of ASC 825-10 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the disclosure requirements of ASC 825-10 on April 1, 2009.

NOTE B — INTANGIBLE ASSETS AND GOODWILL

Definite-lived Intangible Assets

The Company has definite-lived intangible assets which consist primarily of transit and street furniture contracts, permanent easements that provide the Company access to certain of its outdoor displays, and other contractual rights. Definite-lived intangible assets are amortized on a straight-line basis over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute to the Company’s future cash flows.

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at December 31, 2009 and 2008:

(in thousands)	Post-Merger		Post-Merger
	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Transit, street furniture, and other contractual rights	$803,297	$166,803	$883,130	$49,818
Other	172,394	9,744	169,007	1,834

Total	$975,691	$176,547	$1,052,137	$51,652

The following table present amortization expense related to definite-lived intangible assets for each of the following periods:

(In millions)	Year ended December 31, 2009	Period from July 31 through December 31, 2008	Period from January 1 through July 30, 2008	Year ended December 31, 2007
	Post-Merger	Post-Merger	Pre-Merger	Pre-Merger

Amortization expense	$101.2	$63.7	$30.6	$53.2

During the first seven months of 2009, the Company decreased the initial fair value estimate of its permits, contracts, site leases, and other assets and liabilities by $125.3 million based on additional information received.

As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, amortization expense may vary. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2010	$99,813
2011	84,985
2012	80,287
2013	75,452
2014	67,605

Indefinite-lived Intangible Assets

The Company’s indefinite-lived intangibles consist primarily of billboard permits in its Americas segment. Due to significant differences in both business practices and regulations, billboards in the International segment are subject to long-term, finite contracts unlike permits in the United States and Canada. Accordingly, there are no indefinite-lived intangible assets in the International segment. The Company’s billboard permits are effectively issued in perpetuity by state and local governments and are transferable or renewable at little or no cost. Permits typically specify the location which allows the Company the right to operate an advertising structure at the specified location. The Company’s permits are located on owned land, leased land or land for which we have acquired permanent easements. In cases where the Company’s permits are located on leased land, the leases typically have initial terms of between one and 20 years and renew indefinitely, with rental payments generally escalating at an inflation-based index. If the Company loses its lease, the Company will typically obtain permission to relocate the permit or bank it with the municipality for future use.

The indefinite-lived intangibles and goodwill are not subject to amortization, but are tested for impairment at least annually. The Company tests for possible impairment of indefinite-lived intangible assets whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner for which the asset is intended to be used, indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the undiscounted cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the undiscounted cash flow amount, an impairment charge is recorded in amortization expense in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value.

Interim Impairments to Billboard Permits

The United States and global economies have undergone a period of economic uncertainty, which caused, among other things, a general tightening in the credit markets, limited access to the credit markets, lower levels of liquidity and lower consumer and business spending. These disruptions in the credit and financial markets and the impact of adverse economic, financial and industry conditions on the demand for advertising negatively impacted the key assumptions that were used in the discounted cash flow models used to value the Company’s billboard permits as of the merger date. Therefore, the Company performed an interim impairment test on its billboard permits as of December 31, 2008, which resulted in a non-cash impairment charge of $722.6 million.

The Company’s cash flows during the first six months of 2009 were below those in the discounted cash flow model used to calculate the impairment at December 31, 2008. As a result, the Company performed an interim impairment test as of June 30, 2009 on its billboard permits resulting in a non-cash impairment charge of $345.4 million.

The impairment test consisted of a comparison of the fair value of the billboard permits at the market level with their carrying amount. If the carrying amount of the billboard permits exceeded their fair value, an impairment loss was recognized equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the billboard permit is its new accounting basis.

The fair value of the billboard permits was determined using the direct valuation method as prescribed in ASC 805-20-S99. Under the direct valuation method, the fair value of the billboard permits was calculated at the market level as prescribed by ASC 350-30-35. The Company engaged Mesirow Financial to assist it in the development of the assumptions and the Company’s determination of the fair value of the billboard permits.

The Company’s application of the direct valuation method attempts to isolate the income that is properly attributable to the permit alone (that is, apart from other tangible and identified intangible assets and goodwill). It is based upon modeling a hypothetical “greenfield” build up to a “normalized” enterprise that, by design, lacks inherent goodwill and whose only other assets have essentially been paid for (or added) as part of the build-up process. We forecasted revenue, expenses and cash flows over a ten-year period for each of our markets in our application of the direct valuation method. We also calculated a “normalized” residual year which represents the perpetual cash flows of each market. The residual year cash flow was capitalized to arrive at the terminal value of the permits in each market.

Under the direct valuation method, it is assumed that rather than acquiring indefinite-lived intangible assets as part of a going concern business, the buyer hypothetically develops indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flow model which results in value that is directly attributable to the indefinite-lived intangible assets.

Management uses its internal forecasts to estimate industry normalized information as it believes these forecasts are similar to what a market participant would expect to generate. This is due to the pricing structure and demand for outdoor signage in a market being relatively constant regardless of the owner of the operation. Management also relied on its internal forecasts because there is little public data available for each of its markets.

The build-up period represents the time it takes for the hypothetical start-up operation to reach normalized operations in terms of achieving a mature market revenue share and profit margin. Management believes that a one-year build-up period is required for a start-up operation to erect the necessary structures and obtain advertisers in order to achieve mature market revenue share. It is estimated that a start-up operation would be able to obtain 10% of the potential revenues in the first year of operations and 100% in the second year. Management assumed industry revenue growth of negative 9% and negative 16%, respectively, during the build-up period used in the December 31, 2008 and June 30, 2009 interim impairment tests. However, the cost structure is expected to reach the normalized level over three years due to the time required to recognize the synergies and cost savings associated with the ownership of the permits within the market.

For the normalized operating margin in the third year, management assumed a hypothetical business would operate at the lower of the operating margin for the specific market or the industry average margin of approximately 46%

and 45% based on an analysis of comparable companies in the December 31, 2008 and June 30, 2009 impairment models, respectively. For the first and second-year of operations, the operating margin was assumed to be 50% of the “normalized” operating margin for both the December 31, 2008 and June 30, 2009 impairment models. The first and second-year expenses include the non-recurring start-up costs necessary to build the operation (i.e. development of customers, workforce, etc.).

In addition to cash flows during the projection period, a “normalized” residual cash flow was calculated based upon industry-average growth of 3% beyond the discrete build-up projection period in both the December 31, 2008 and June 30, 2009 impairment models. The residual cash flow was then capitalized to arrive at the terminal value.

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

The concluded discount rate used in the discounted cash flow models to determine the fair value of the permits was 9.5% at December 31, 2008 and 10% at June 30, 2009. Applying the discount rate, the present value of cash flows during the discrete projection period and terminal value were added to estimate the fair value of the hypothetical start-up operation. The initial capital investment was subtracted to arrive at the value of the permits. The initial capital investment represents the fixed assets needed to erect the necessary advertising structures.

The discount rate used in the December 31, 2008 impairment model increased approximately 100 basis points over the discount rate used to value the permits in the preliminary purchase price allocation as of July 30, 2008. Industry revenue forecasts declined 10% through 2013 compared to the forecasts used in the preliminary purchase price allocation as of July 30, 2008. These market driven changes were primarily responsible for the decline in fair value of the billboard permits below their carrying value. As a result, the Company recognized a non-cash impairment charge which totaled $722.6 million. The fair value of the permits was $1.5 billion at December 31, 2008.

The discount rate used in the June 30, 2009 impairment model increased approximately 50 basis points over the discount rate used to value the permits at December 31, 2008. Industry revenue forecasts declined 8% through 2013 compared to the forecasts used in the 2008 impairment test. These market driven changes were primarily responsible for the decline in fair value of the billboard permits below their carrying value. As a result, the Company recognized a non-cash impairment charge in all but five of its markets in the United States and Canada, which totaled $345.4 million. The fair value of the permits was $1.1 billion at June 30, 2009.

Annual Impairment Test to Billboard Permits

The Company performs its annual impairment test on October 1 of each year. The Company engaged Mesirow Financial to assist it in the development of the assumptions and the Company’s determination of the fair value of the billboard permits. The aggregate fair value of the permits on October 1, 2009 increased approximately 8% from the fair value at June 30, 2009. The increase in fair value was primarily from an increase of $57.7 million related to increased industry revenue forecasts. The discount rate was unchanged from the June 30, 2009 interim impairment analysis. We calculated the discount rate as of the valuation date and also one-year, two-year and three-year quarterly averages. The discount rate as of the valuation date was calculated by weighting the required returns on interest-bearing debt and common equity capital in proportion to their estimated percentages in an expected capital structure. The capital structure was estimated based on the quarterly average of data for publicly traded companies in the outdoor advertising industry. The fair value of the Company’s permits at October 1, 2009 was approximately $1.2 billion.

Goodwill

Interim Impairments to Goodwill

The Company tests goodwill at interim dates if events or changes in circumstances indicate that goodwill might be impaired. The key assumptions used in the discounted cash flow models used to value the Company’s reporting units as of December 31, 2008 were negatively impacted by the same factors contributing to the decline in fair value of its billboard permits. Therefore, the Company performed an interim impairment test and recognized a non-cash charge of $2.5 billion as of December 31, 2008 to reduce its goodwill.

The Company’s cash flows during the first six months of 2009 were below those used in the discounted cash flow model used to calculate the impairment at December 31, 2008. Additionally, the fair value of the Company’s debt and equity at June 30, 2009 was below the carrying amount of its reporting units as of June 30, 2009. As a result of these indicators, the Company performed an interim goodwill impairment test as of June 30, 2009 resulting in a non-cash impairment charge of $419.5 million.

The goodwill impairment test is a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If applicable, the second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.

Each of the Company’s reporting units is valued using a discounted cash flow model which requires estimating future cash flows expected to be generated from the reporting unit, discounted to their present value using a risk-adjusted discount rate. Terminal values were also estimated and discounted to their present value. Assessing the recoverability of goodwill requires the Company to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on its budgets, business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. The Company engaged Mesirow Financial to assist the Company in the development of these assumptions and the Company’s determination of the fair value of its reporting units.

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the years ended December 31, 2009 and 2008. The provisions of ASC 350-20-50-1 require the disclosure of cumulative impairment. As a result of the merger, a new basis in goodwill was recorded in accordance with ASC 805-10. All impairments shown in the table below have been recorded subsequent to the merger and, therefore, do not include any pre-merger impairment.

(In thousands)
	Americas	International	Total
Pre-Merger
Balance as of December 31, 2007	$688,336	$474,253	$1,162,589
Acquisitions	—	12,341	12,341
Foreign currency translation	(293)	28,596	28,303
Adjustments	(970)	—	(970)

Balance as of July 30,2008	687,073	515,190	1,202,263

Post-Merger
Preliminary fair value adjustment resulting from push-down accounting	2,118,707	88,522	2,207,229
Net adjustments to push-down accounting	438,025	(76,116)	361,909
Dispositions	—	(542)	(542)
Foreign currency translation	(29,605)	(63,519)	(93,124)
Impairment	(2,321,602)	(173,435)	(2,495,037)
Adjustments	—	(2,557)	(2,557)

Balance as of December 31, 2008	892,598	287,543	1,180,141
Net adjustments to push down accounting	68,896	45,042	113,938
Acquisitions	2,250	110	2,360
Foreign currency translation	16,293	17,412	33,705
Impairment	(390,374)	(73,764)	(464,138)
Adjustments	(4,414)	—	(4,414)

Balance as of December 31, 2009	$585,249	$276,343	$861,592

The U.S. outdoor advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test using the guidance in ASC 350-20-55. The Company also determined that within its Americas outdoor segment, Canada, Mexico, Peru, and Brazil constitute separate reporting units and each country in its International outdoor segment constitutes a separate reporting unit.

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

The Company forecasted revenue, expenses, and cash flows over a ten-year period for each of its reporting units. In projecting future cash flows, the Company considers a variety of factors including its historical growth rates, macroeconomic conditions, advertising sector and industry trends as well as Company-specific information. Historically, revenues in its industries have been highly correlated to economic cycles. Based on these considerations, the assumed 2008 and 2009 revenue growth rates used in the December 31, 2008 and June 30, 2009 impairment models were negative followed by assumed revenue growth with an anticipated economic recovery in 2009 and 2010, respectively. To arrive at the projected cash flows and resulting growth rates, the Company evaluated its historical operating results, current management initiatives and both historical and anticipated industry results to assess the reasonableness of the operating margin assumptions. The Company also calculated a

“normalized” residual year which represents the perpetual cash flows of each reporting unit. The residual year cash flow was capitalized to arrive at the terminal value of the reporting unit.

The Company calculated the weighted average cost of capital (“WACC”) as of December 31, 2008 and June 30, 2009 and also one-year, two-year, and three-year historical quarterly averages for each of its reporting units. WACC is an overall rate based upon the individual rates of return for invested capital (equity and interest-bearing debt). The WACC is calculated by weighting the required returns on interest-bearing debt and common equity capital in proportion to their estimated percentages in an expected capital structure. The capital structure was estimated based on the quarterly average data for publicly traded companies in the outdoor advertising industry. The calculation of the WACCs considered both current industry WACCs and historical trends in the industry.

The calculation of the WACC requires the rate of return on debt, which was based on a review of the credit ratings for comparable companies (i.e., market participants) and the indicated yield on similarly rated bonds.

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

In line with advertising industry trends, the Company’s operations and expected cash flow are subject to significant uncertainties about future developments, including timing and severity of the recessionary trends and customers’ behaviors. To address these risks, the Company included company-specific risk premiums for each of the reporting units in the estimated WACC. Based on this analysis, as of December 31, 2008, company-specific risk premiums of 300 basis points were included for both the Americas outdoor and International outdoor segments, resulting in WACCs of 12.5% for each of the reporting units in the Americas outdoor and International outdoor segments. As of June 30, 2009, company-specific risk premiums of 250 basis points and 350 basis points were included for the Americas outdoor and International outdoor segments, respectively, resulting in WACCs of 12.5% and 13.5% for each of the reporting units in the Americas outdoor and International outdoor segments, respectively. Applying these WACCs, the present value of cash flows during the discrete projection period and terminal value were added to estimate the fair value of the reporting units.

The discount rate utilized in the valuation of the permits as of December 31, 2008 and June 30, 2009 excludes the company-specific risk premiums that were added to the industry WACCs used in the valuation of the reporting units. Management believes the exclusion of this premium is appropriate given the difference between the nature of the billboard permits and reporting unit cash flow projections. The cash flow projections utilized under the direct valuation method for the permits are derived from utilizing industry “normalized” information for the existing portfolio of permits. Given that the underlying cash flow projections are based on industry normalized information, application of an industry average discount rate is appropriate. Conversely, the cash flow projections for the overall reporting unit are based on its internal forecasts for each business and incorporate future growth and initiatives unrelated to the existing permit portfolio. Additionally, the projections for the reporting unit include cash flows related to non-permit based assets. In the valuation of the reporting unit, the company-specific risk premiums were added to the industry WACCs due to the risks inherent in achieving the projected cash flows of the reporting unit.

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

The revenue forecasts for 2009 declined 21% and 29% for Americas outdoor and International outdoor, respectively, compared to the forecasts used in the July 30, 2008 preliminary purchase price allocation primarily as a result of the revenues realized for the year ended December 31, 2008. These market driven changes were primarily responsible for the decline in fair value of the reporting units below their carrying value. As a result, the Company recognized a non-cash impairment charge to reduce its goodwill of $2.5 billion at December 31, 2008.

The revenue forecasts for 2009 declined 7% and 9% for Americas outdoor and International outdoor, respectively, compared to the forecasts used in the 2008 impairment test primarily as a result of the revenues realized during the first six months of 2009. These market driven changes were primarily responsible for the decline in fair value of the reporting units below their carrying value. As a result, the Company recognized a non-cash impairment charge to reduce its goodwill of $419.5 million at June 30, 2009.

Annual Impairments to Goodwill

The Company performs its annual impairment test on October 1 of each year. The Company engaged Mesirow Financial to assist the Company in the development of these assumptions and the Company’s determination of the fair value of its reporting units. The fair value of the Company’s reporting units on October 1, 2009 increased from the fair value at June 30, 2009. The increase in fair value of the Americas reporting unit was primarily the result of a 150 basis point decline in the WACC. Application of the market approach described above supported lowering the company-specific risk premium used in the discounted cash flow model to fair value the Americas reporting unit. The increase in the aggregate fair value of the reporting units in the International outdoor segment was primarily the result of an increase in the long-term revenue forecasts.

During the third quarter of 2009, the Company recorded a $45.0 million increase to goodwill in the International outdoor segment related to the fair value of certain noncontrolling interests, which existed at the merger date with no related tax effect. This noncontrolling interest was recorded pursuant to ASC 480-10-S99 which determines the classification of redeemable noncontrolling interests. The Company subsequently determined that the increase in goodwill related to these noncontrolling interests should have been included in the impairment charges resulting from the interim goodwill impairment tests. As a result, during the fourth quarter of 2009, the Company impaired this entire goodwill amount, which after consideration of foreign exchange movements, was $41.4 million.

NOTE C — BUSINESS ACQUISITIONS

2009 Purchases of Additional Equity Interests

During 2009, the Company’s Americas outdoor segment purchased the remaining 15% interest in its consolidated subsidiary, Paneles Napsa S.A., for $13.0 million and the Company’s International outdoor segment acquired an additional 5% interest in its consolidated subsidiary, Clear Channel Jolly Pubblicita SPA, for $12.1 million.

2008 Acquisitions

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

Acquisition Summary

The following is a summary of the assets and liabilities acquired and the consideration given for all acquisitions made during 2008.

(In thousands)

2008
Cash	$112
Accounts receivable	104
Property, plant and equipment	17,468
Permits	8,065
Definite-lived intangibles	42,941
Goodwill	8,814
Other assets	8,585

86,089

Other liabilities	(9,101)
Noncontrolling interests	7,865
Deferred tax	(6,696)

(7,932)

Plus accrued earnout paid	25,053
Less fair value of assets exchanged	(6,600)

Total cash consideration	96,610
Less cash received	(112)

Net cash paid for acquisitions	$96,498

NOTE D — INVESTMENTS

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

Alessi

The Company owns a 36.75% interest in Alessi, an Italian outdoor advertising company.

Summarized Financial Information

The following table summarizes the Company’s investments in nonconsolidated affiliates:

(In thousands)
	CCI		Alessi	All Others	Total
Pre-Merger
Balance as of December 31, 2007		$54,211	$27,479	$26,317	$108,007
Acquisition (disposition) of investments		(116,789)	—	(788)	(117,577)
Equity in net earnings (loss)		77,615	(8,853)	2,080	70,842
Other, net		(9,286)	4,506	(5,281)	(10,061)
Foreign currency translation adjustments		(5,751)	1,921	538	(3,292)

Balance as of July 30, 2008		—	25,053	22,866	47,919

Post-Merger
Fair value adjustment resulting from preliminary push-down accounting		—	—	3,797	3,797
Acquisition (disposition) of investments		—	—	500	500
Equity in net earnings (loss)		—	(333)	(1,776)	(2,109)
Other, net		—	—	6,475	6,475
Foreign currency translation adjustments		—	(2,733)	(2,037)	(4,770)

Balance as of December 31, 2008		—	21,987	29,825	51,812
Acquisition (disposition) of investments		—	—	—	—
Equity in net earnings (loss)		—	(12,161)	(19,281)	(31,442)
Other, net		—	(698)	2,863	2,165
Foreign currency translation adjustments		—	(87)	906	819

Balance as of December 31, 2009	$		$9,041	$14,313	$23,354

The investments in the table above are not consolidated, but are accounted for under the equity method of accounting, whereby the Company records its investments in these entities in the balance sheet as “Investments in, and advances to, nonconsolidated affiliates.” The Company’s interests in their operations are recorded in the statement of operations as “Equity in earnings (loss) of nonconsolidated affiliates.” There were no accumulated undistributed earnings included in retained deficit for these investments as of December 31, 2009 and 2008. The accumulated undistributed earnings included in retained earnings for these investments was $10.1 million as of December 31, 2007.

Other Investments

Other investments of $17.0 million at December 31, 2009 primarily represent marketable equity securities.

(In thousands) Investments	Fair Value	Cost
Available-for sale	$15,911	$14,506
Other	$1,087	$1,087

The Company’s available-for-sale security, Independent News & Media PLC (“INM”), was in an unrealized loss position for an extended period of time in 2008 and 2009. As a result, the Company considered the guidance in ASC 320-10-S99 and reviewed the length of the time and the extent to which the market value was less than cost and the financial condition and near-term prospects of the issuer. After this assessment, the Company concluded that the impairment was other than temporary and recorded a non-cash impairment charge of $11.3 million and $59.8 million in “Loss on marketable securities” for the years ended December 31, 2009 and 2008, respectively.

NOTE E — ASSET RETIREMENT OBLIGATION

The Company has an asset retirement obligation of $51.3 million and $55.6 million as of December 31, 2009 and 2008, respectively, which is reported in “Other long-term liabilities.” The liability relates to the Company’s obligation to dismantle and remove its advertising displays from leased land and to reclaim the site to its original condition upon the termination or non-renewal of a lease. When the liability is recorded, the cost is capitalized as part of the related long-lived assets’ carrying value. Due to the high rate of lease renewals over a long period of time, the calculation assumes all related assets will be removed at some period over the next 50 years. An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk adjusted credit rate for the same period.

The following table presents the activity related to the Company’s asset retirement obligation:

(In thousands)
Pre-Merger
Balance at December 31, 2007	$70,497
Adjustment due to change in estimate of related costs	1,853
Accretion of liability	3,084
Liabilities settled	(2,558)

Balance at July 30, 2008	72,876

Post-Merger
Fair value adjustment resulting from preliminary push-down accounting	(13,598)
Adjustment due to change in estimate of related costs	(3,123)
Accretion of liability	2,233
Liabilities settled	(2,796)

Balance at December 31, 2008	55,592
Adjustment due to change in estimate of related costs	(6,721)
Accretion of liability	5,209
Liabilities settled	(2,779)

Balance at December 31, 2009	$51,301

NOTE F — LONG-TERM DEBT

Long-term debt at December 31, 2009 and 2008 consisted of the following:

(In thousands)	December 31,
	2009	2008
	Post-Merger	Post-Merger
Debt with Clear Channel Communications	$—	$2,500,000
Bank credit facility ($150.0 million sub-limit within Clear Channel Communications’ $2.0 billion facility, $120.0 million of which was drawn by Clear Channel Communications)	30,000	30,000
Clear Channel Worldwide Holdings Senior Notes:
9.25% Series A Senior Notes Due 2017	500,000	—
9.25% Series B Senior Notes Due 2017	2,000,000	—
Other debt	78,878	71,854

	2,608,878	2,601,854
Less: current portion	47,073	69,522

Total long-term debt	$2,561,805	$2,532,332

The aggregate market value of the Company’s debt based on quoted market prices for which quotes were available was approximately $2.7 billion and $2.6 billion at December 31, 2009 and 2008, respectively.

Debt with Clear Channel Communications

As of December 31, 2008, the Company had a note in the original principal amount of $2.5 billion to Clear Channel Communications which was prepayable in whole at any time, or in part from time to time. The note accrued interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. At December 31, 2008, the interest rate on the $2.5 billion note was 6.0%.

In December 2009, the Company made voluntary prepayments on the note in the amount of the total outstanding balance and subsequently retired the “Debt with Clear Channel Communications.” The interest rate on the $2.5 billion note was 5.7% prior to its retirement.

Bank Credit Facility

In connection with their merger, Clear Channel Communications entered into a multi-currency revolving credit facility with a maturity in July 2014 in the amount of $2.0 billion. Certain of the Company’s International subsidiaries may borrow under a $150.0 million sub-limit within this $2.0 billion credit facility, to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. This sub-limit allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provide funds to the Company’s International operations for certain working capital needs. The obligations of these International subsidiaries that are borrowers under the revolving credit facility are guaranteed by certain of the Company’s material wholly-owned subsidiaries, and secured by substantially all assets of such borrowers and guarantors, subject to permitted liens and other exceptions. The interest rate is based upon LIBOR or, for Euro denominated borrowings, EURIBOR, plus, in each case, a margin. At December 31, 2009, the interest rate on this bank credit facility was 3.7%. As of December 31, 2009, the outstanding balance on the sub-limit was approximately $150.0 million of which $30.0 million was drawn by the Company and the remaining amount drawn by Clear Channel Communications.

In conjunction with the merger, Clear Channel Communications’ $1.75 billion revolving credit facility, including the $150.0 million sub-limit, was terminated.

At December 31, 2009, the Company was in compliance with all debt covenants. Furthermore, in its Annual Report on Form 10-K filed with the SEC on March 16, 2010, CC Media Holdings stated that as of December 31, 2009, it was in compliance with its debt covenants.

Clear Channel Worldwide Holdings Senior Notes

In December 2009, the Company’s wholly-owned subsidiary CCWH, issued $500.0 million aggregate principal amount of Series A Senior Notes due 2017 and $2.0 billion aggregate principal amount of Series B Senior Notes due 2017. The Notes are guaranteed by the Company, Clear Channel Outdoor, Inc., the Company’s wholly-owned subsidiary (“CCOI”), and certain other existing and future domestic subsidiaries of the Company (collectively, the “Guarantors”).

The Notes are senior unsecured obligations that rank pari passu in right of payment to all unsubordinated indebtedness of CCWH and the guarantees of the Notes will rank pari passu in right of payment to all unsubordinated indebtedness of the guarantors thereunder.

The Notes are rated “B” and “B2” by Standard & Poor’s and Moody’s, respectively. The indentures governing the Notes require the Company to maintain at least $100 million in cash or other liquid assets or have cash available to be borrowed under committed credit facilities consisting of (i) $50.0 million at the issuer and guarantor entities (principally the Americas outdoor segment) and (ii) $50.0 million at the non-guarantor subsidiaries (principally the International outdoor segment) (together the “Liquidity Amount”), in each case under the sole control of the relevant entity. In the event of a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding of Clear Channel Communications, Inc., for the period thereafter that is the shorter of such proceeding and 60 days, the Liquidity Amount shall be reduced to $50.0 million, with a $25.0 million requirement at the issuer and guarantor entities and a $25.0 million requirement at the non-guarantor subsidiaries.

In addition, interest on the Notes accrues daily and is payable into an account established by a trustee for the benefit of the bondholders (the “Trustee Account”). Failure to make daily payment on any day does not constitute an event of default so long as (a) no payment or other transfer by the Company or any of its Subsidiaries shall have been made on such day under the cash management sweep with Clear Channel Communications, Inc. and (b) on each semiannual interest payment date the aggregate amount of funds in the Trustee Account is equal to at least the aggregate amount of accrued and unpaid interest on the Notes.

The indenture governing the Series A Notes contains covenants that limit the Company and its restricted subsidiaries ability to, among other things:

•	incur or guarantee additional debt to persons other than Clear Channel Communications and its subsidiaries or issue certain preferred stock;
•	create liens on its restricted subsidiaries assets to secure such debt;
•	create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries that are not guarantors of the notes;
•	enter into certain transactions with affiliates;
•	merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets; and
•	sell certain assets, including capital stock of its subsidiaries, to persons other than Clear Channel Communications and its subsidiaries.

The indenture governing the Series A Notes does not include limitations on dividends, distributions, investments or asset sales.

The indenture governing the Series B Notes contains covenants that limit the Company and its restricted subsidiaries ability to, among other things:

•	incur or guarantee additional debt or issue certain preferred stock;
•	redeem, repurchase or retire the Company’s subordinated debt;
•	make certain investments;
•	create liens on its or its restricted subsidiaries’ assets to secure debt;
•	create restrictions on the payment of dividends or other amounts to it from its restricted subsidiaries that are not guarantors of the Notes;
•	enter into certain transactions with affiliates;
•	merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets;
•	sell certain assets, including capital stock of its subsidiaries;
•	designate its subsidiaries as unrestricted subsidiaries; and pay dividends, redeem or repurchase capital stock or make other restricted payments; and
•

purchase or otherwise effectively cancel or retire any of the Series B Notes if after doing so the ratio of (a) the outstanding aggregate principal amount of the Series A Notes to (b) the outstanding aggregate principal amount of the Series B Notes shall be greater than 0.250. This stipulation ensures, among other things, that as long as the Series A Notes are outstanding, the Series B Notes are outstanding.

Prior to the date of the closing of the CCWH offering, the Company made a demand for and received repayment of $500.0 million on the “Due from Clear Channel Communications” account.

Following such repayment, the Company contributed $500.0 million to the capital of CCOI, which used the proceeds received by it to prepay $500.0 million of the “Debt with Clear Channel Communications” account. Subsequent to this repayment, the outstanding balance of the “Debt with Clear Channel Communications” account was $2.0 billion.

The proceeds of the Notes were used to (i) pay the fees and expenses of the offering, (ii) pay the initial purchasers an underwriting discount, (iii) fund $50.0 million required under the Notes’ indentures of a Liquidity Amount (the $50.0 million Liquidity Amount of the non-guarantor subsidiaries was satisfied) and (iv) make a voluntary prepayment of the remaining $2.0 billion outstanding balance (which is equal to the aggregate principal amount of the Series B Notes) under the note to Clear Channel Communications and subsequently retire the “Debt with Clear Channel Communications”, with the balance of the proceeds available to the Company for general corporate purposes.

In connection with the offering, Clear Channel Communications and the Company modified the terms of the revolving promissory notes (recorded as Due from/to Clear Channel Communications account) to extend the maturity of each revolving promissory note to coincide with the maturity date of the Notes. In addition, the terms were modified to change the interest rate on each revolving promissory note to a fixed per annum rate equal to 9.25%.

Other Debt

Other debt includes various borrowings and capital leases utilized for general operating purposes. Included in the $78.9 million balance at December 31, 2009 is $47.1 million that matures in less than one year.

Debt Covenants

The Clear Channel Communications’ $2.0 billion revolving credit facility contains a significant financial covenant which requires Clear Channel Communications to comply on a quarterly basis with a maximum consolidated senior secured net debt to adjusted EBITDA ratio (maximum of 9.5:1). The financial covenant becomes more restrictive over time beginning in the second quarter of 2013. In its Annual Report on Form 10-K filed with the SEC on March 16, 2010, CC Media Holdings stated that it was in compliance with this covenant as of December 31, 2009.

In addition, as noted above, the Series B Notes indenture restricts the Company’s ability to incur additional indebtedness and pay dividends based on an incurrence test. In order to incur additional indebtedness the Company’s debt to adjusted EBITDA ratios (as defined by the indenture) must be lower than 6.5:1 and 3.25:1 for total debt and senior debt, respectively. Similarly in order for the Company to pay dividends out of proceeds from indebtedness or proceeds from asset sales, the Company’s debt to adjusted EBITDA ratios (as defined by the indenture) must be lower than 6.0:1 and 3.0:1 for total debt and senior debt, respectively. The Company is in compliance with these covenants as of December 31, 2009.

There are no significant covenants or events of default contained in the revolving promissory note issued by Clear Channel Communications to the Company or the revolving promissory note issued by the Company to Clear Channel Communications.

Debt Maturities

Future maturities of long-term debt at December 31, 2009, are as follows:

(In thousands)
2010	$47,073
2011	31,359
2012	410
2013	36
2014	30,000
Thereafter	2,500,000

Total	$2,608,878

NOTE G — COMMITMENTS AND CONTINGENCIES

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

The Company accounts for its rentals that include renewal options, annual rent escalation clauses, minimum franchise payments and maintenance related to displays under the guidance in ASC Topic 840, Leases.

The Company considers its non-cancelable contracts that enable it to display advertising on buses, taxis, trains, bus shelters, etc. to be leases in accordance with the guidance in ASC 840-10. These contracts may contain minimum annual franchise payments which generally escalate each year. The Company accounts for these minimum franchise payments on a straight-line basis. If the rental increases are not scheduled in the lease, for example an increase based on the CPI, those rents are considered contingent rentals and are recorded as expense when accruable. Other contracts may contain a variable rent component based on revenue. The Company accounts for these variable components as contingent rentals and records these payments as expense when accruable.

The Company accounts for annual rent escalation clauses included in the lease term on a straight-line basis under the guidance in ASC 840-10. The Company considers renewal periods in determining its lease terms if at inception of the lease there is reasonable assurance the lease will be renewed. Expenditures for maintenance are charged to operations as incurred, whereas expenditures for renewal and betterments are capitalized.

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

As of December 31, 2009, the Company’s future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year, and capital expenditure commitments consist of the following:

(In thousands)	Non-Cancelable Operating Leases	Non-Cancelable Contracts	Capital Expenditures
2010	$266,826	$407,927	$67,372
2011	218,559	326,238	32,274
2012	195,030	277,564	13,364
2013	179,096	213,020	9,970
2014	154,667	188,663	9,867
Thereafter	953,517	579,877	3,415

Total	$1,967,695	$1,993,289	$136,262

Rent expense charged to operations for the post-merger year ended December 31, 2009 was $999.1 million. Total rent expense for the post-merger period from July 31, 2008 through December 31, 2008 was $476.8 million. Total rent expense for the pre-merger period from January 1, 2008 through July 30, 2008 and the pre-merger year ended December 31, 2007 was $685.2 million and $1.1 billion, respectively.

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

Certain acquisition agreements include deferred consideration payments based on performance requirements by the seller, generally over a one to five year period. Contingent payments based on performance requirements by the seller typically involve the completion of a development or obtaining appropriate permits that enable the Company to construct additional advertising displays. At December 31, 2009, the Company believes its maximum aggregate contingency, which is subject to performance requirements by the seller, is approximately $35.0 million. As the contingencies have not been met or resolved as of December 31, 2009, these amounts are not recorded. If future payments are made, amounts will be recorded as additional purchase price.

NOTE H — RELATED PARTY TRANSACTIONS

The Company records net amounts due to or from Clear Channel Communications as “Due from/to Clear Channel Communications” on the consolidated balance sheets. The accounts represent the revolving promissory note issued by the Company to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to the Company, in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances. The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand. Prior to the amendment of the revolving promissory notes in December 2009, interest on the revolving promissory note owed by the Company accrued on the daily net negative cash position based upon LIBOR plus a margin. Interest on the revolving promissory note owed by Clear Channel Communications accrued interest on the daily net positive cash position based upon the average one-month generic treasury bill rate. In connection with the issuance of the CCWH Senior Notes, Clear Channel Communications and the Company modified the terms of the revolving promissory notes to extend the maturity of each revolving promissory note to coincide with the maturity date of the Notes. In addition, the terms were modified to change the interest rate on each revolving promissory note to equal the interest rate on the Notes. Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, the Company maintains collection bank accounts swept daily into accounts of Clear Channel Communications (after satisfying the funding requirements of the Trustee Account). In return, Clear Channel Communications funds the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment. The Company’s claim in relation to cash transferred from its concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account. At December 31, 2009 and 2008, the asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet was $123.3 million and $431.6 million, respectively. The net interest income for the post-merger year ended December 31, 2009 was $0.7 million. The net interest income for the post-merger period from July 31, 2008 through December 31, 2008 was $0.9 million. The net interest income for the pre-merger period from January 1, 2008 through July 30, 2008 and for the pre-merger year ended December 31, 2007 was $2.6 million and $3.7 million, respectively. At December 31, 2009, the interest rate on the “Due from Clear Channel Communications” account was 9.25%, which represents the interest rate on the Notes as described above.

At December 31, 2008, the Company had a note in the original principal amount of $2.5 billion to Clear Channel Communications which was prepayable in whole at any time, or in part from time to time. This note accrued interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. This note was mandatorily payable upon a change of control of the Company (as defined in the note) and, subject to certain exceptions, all net proceeds from debt or equity raised by the Company had to be used to prepay such note. This note is further disclosed in Note F. At December 31, 2008, the interest rate on the $2.5 billion note was 6.0%. In December 2009, the Company made voluntary payments on the note in the amount of the total outstanding balance and subsequently retired the “Debt with Clear Channel Communications” as of December 31, 2009. The interest rate on the $2.5 billion note was 5.7% prior to its retirement.

Clear Channel Communications has a $2.0 billion multi-currency revolving credit facility with a maturity in July 2014 which includes a $150.0 million sub-limit that certain of the Company’s International subsidiaries may borrow against to the extent Clear Channel Communications has not already borrowed against this capacity and is compliance with its covenants under the credit facility. The obligations of these International subsidiaries that are borrowers under the revolving credit facility will be guaranteed by certain of the Company’s material wholly-owned subsidiaries, and secured by substantially all assets of such borrowers and guarantors, subject to permitted liens and other exceptions. The interest rate on outstanding balances under the new credit facility is equal to an applicable margin plus, at Clear Channel Communications’ option, either (i) a base rate determined by reference to the higher of (A) the prime lending rate publicly announced by the administrative agent and (B) the Federal funds effective rate from time to time plus 0.50%, or (ii) a Eurocurrency rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margin percentage is 2.40% in the case of base rate loans, and 3.40% in the case of Eurocurrency rate loans, subject to adjustment based upon Clear Channel Communications’ leverage ratio. This note is further disclosed in Note F. At December 31, 2009, the interest rate on this bank credit facility was 3.7%. At December 31, 2009, the outstanding balance on the $150.0 million sub-limit was $30.0 million, with the entire balance to be paid on July 30, 2014. On

February 6, 2009, Clear Channel Communications borrowed the remaining availability under its $2.0 billion revolving credit facility, including the remaining availability under the $150.0 million sub-limit.

The Company provides advertising space on its billboards for radio stations owned by Clear Channel Communications. For the post-merger year ended December 31, 2009, the Company recorded $2.8 million in revenue for these advertisements. For the post-merger period from July 31, 2008 through December 31, 2008, the Company recorded $4.0 million in revenue for these advertisements. For the pre-merger period from January 1, 2008 through July 30, 2008, the Company recorded $4.6 million in revenue for these advertisements. For the pre-merger year ended December 31, 2007, the Company recorded $13.8 million in revenue for these advertisements.

Under the Corporate Services Agreement between Clear Channel Communications and the Company, Clear Channel Communications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services. These services are charged to the Company based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For the post-merger year ended December 31, 2009, the Company recorded $28.5 million as a component of corporate expense for these services. For the post-merger period from July 31, 2008 through December 31, 2008, the Company recorded $13.9 million as a component of corporate expense for these services. For the pre-merger period from January 1, 2008 through July 30, 2008, the Company recorded $14.2 million as a component of corporate expense for these services. For the pre-merger year ended December 31, 2007, the Company recorded $20.3 million as a component of corporate expenses for these services.

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

The Company computes its deferred income tax provision using the liability method in accordance with Statement of ASC 740-10, as if the Company was a separate taxpayer. Deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not some portion or all of the asset will not be realized. The Company’s provision for income taxes is further disclosed in Note I.

Pursuant to the Employee Matters Agreement, the Company’s employees participate in Clear Channel Communications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan. These costs are recorded as a component of selling, general and administrative expenses and were approximately $9.4 million for the post-merger year ended December 31, 2009. These costs were approximately $6.7 million for the pre-merger period from January 1, 2008 through July 30, 2008, $4.8 million for the post-merger period from July 31, 2008 through December 31, 2008 and $10.4 million for the pre-merger year ended December 31, 2007.

NOTE I — INCOME TAXES

The operations of the Company are included in a consolidated Federal income tax return filed by Clear Channel Communications, Inc. for pre-merger periods and CC Media Holdings, Inc. for the post-merger periods. However, for financial reporting purposes, the Company’s provision for income taxes has been computed on the basis that the Company files separate consolidated Federal income tax returns with its subsidiaries.

Significant components of the provision for income tax expense (benefit) are as follows:

(In thousands)

	Post-Merger		Pre-Merger
	Year Ended December 31, 2009	Period from July 31 through December 31, 2008	Period from January 1 through July 30, 2008	Year Ended December 31, 2007
Current — Federal	$(38,067)	$(19,435)	$3,872	$61,460
Current — foreign	14,907	15,359	24,327	42,984
Current — state	6,391	1,031	1,972	7,282

Total current	(16,769)	(3,045)	30,171	111,726
Deferred — Federal	(88,972)	(229,556)	30,169	32,241
Deferred — foreign	(30,398)	(17,763)	(12,662)	(1,400)
Deferred — state	(12,971)	(21,531)	3,898	4,074

Total deferred	(132,341)	(268,850)	21,405	34,915

Income tax expense (benefit)	$(149,110)	$(271,895)	$51,576	$146,641

For the year ended December 31, 2009 the Company recorded current tax benefits of $16.8 million as compared to current tax expense of $27.1 million for the 2008 full year. The change in current tax was due primarily to the company’s ability to carry back certain net operating losses to prior years. On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted into law. The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in a tax year ended after December 31, 2007 and beginning before January 1, 2010 to be carried back for up to five year (such losses were previously limited to a two-year carryback). This change will allow us to carryback fiscal 2009 taxable losses of approximately $128.6 million, based on our projections of projected taxable losses eligible for carryback, to prior years and receive refunds of previously paid Federal income taxes of approximately $45.0 million. The ultimate amount of such refunds realized from net operating loss carryback is dependent on our actual taxable losses for fiscal 2009, which may vary from our current expectations.

Deferred tax benefits decreased $115.1 million for the year ended December 31, 2009 compared to 2008, primarily due to larger impairment charges recorded in 2008 related to tax deductible intangibles.

The current tax benefit recorded in the post-merger period of 2008 is the result of the Company’s ability to recover a limited amount of the Company’s prior period tax liabilities through certain net operating loss carrybacks. The decrease in current tax expense for the 2008 year when compared to 2007 is primarily the result of a decrease in “Income (loss) before income taxes.” The change in deferred tax expense (benefit) recorded in 2008 compared to 2007 was primarily due to the $292.0 million of deferred tax benefit recorded in the post-merger period related to the impairment charges on tax deductible intangibles. This deferred tax benefit was partially offset by additional tax depreciation deductions as a result of the bonus depreciation provisions enacted as part of the Economic Stimulus Act of 2008.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2009 and 2008 are as follows:

(In thousands)
	Post-Merger 2009	Post-Merger 2008
Deferred tax liabilities:
Intangibles and fixed assets	$805,208	$931,708
Foreign	59,761	87,653
Other investments/partnerships	177	374
Other	267	985

Total deferred tax liabilities	865,413	1,020,720

Deferred tax assets:
Accrued expenses	8,546	12,153
Equity in earnings	195	291
Deferred income	55	98
Net operating loss carryforwards	2,423	—
Bad debt reserves	2,732	9,236
Other	11,545	8,505

Total deferred tax assets	25,496	30,283

Net deferred tax liabilities	839,917	990,437
Less: current portion	1,994	13,429

Long-term net deferred tax liabilities	$841,911	$1,003,866

For the year ended December 31, 2009, the Company recorded certain intangible asset impairment charges that are not deductible for tax purposes, which resulted in a reduction of deferred tax liabilities of approximately $152.9 million.

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

At December 31, 2009 and 2008, net deferred tax assets include a deferred tax asset of $11.7 million and $8.6 million, respectively, relating to stock-based compensation expense under ASC 718-10, Compensation—Stock Compensation. Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date. Accordingly, there can be no assurance that the stock price of the Company’s Common Stock will rise to levels sufficient to realize the entire tax benefit currently reflected in our balance sheet. See Note J for additional discussion of ASC 718-10.

The deferred tax liabilities associated with intangibles and fixed assets primarily relates to the difference in book and tax basis of acquired permits and tax deductible goodwill created from the Company’s various stock acquisitions. In accordance with ASC 350-10, Intangibles—Goodwill and Other, the Company does not amortize its book basis in permits. As a result, this deferred tax liability will not reverse over time unless the Company recognizes future impairment charges related to its permits and tax deductible goodwill or sells its permits. As the Company continues to amortize its tax basis in its permits and tax deductible goodwill, the deferred tax liability will increase over time.

The reconciliation of income tax computed at the U.S. Federal statutory tax rates to income tax expense (benefit) is:

(In thousands)
	Post-Merger		Pre-Merger
	Year Ended December 31, 2009	Period from July 31 through December 31, 2008	Period from January 1 through July 30, 2008	Year Ended December 31, 2007
Income tax expense at statutory rates	$(357,576)	$(1,151,107)	$76,014	$144,162
State income taxes, net of Federal tax benefit	(6,580)	(20,500)	5,870	11,356
Foreign taxes	92,929	95,347	(29,667)	(8,791)
Nondeductible items	405	258	351	760
Tax contingencies	(2,901)	(946)	668	6,882
Impairment charge	113,712	803,920	—	—
Other, net	10,901	1,133	(1,660)	(7,728)

Income tax expense (benefit)	$(149,110)	$(271,895)	$51,576	$146,641

During 2009, the Company recorded tax benefits of approximately $149.1 million. Foreign loss before income taxes was approximately $309.8 million for 2009. The 2009 income tax benefit and 14.6% effective tax rate were impacted primarily by the goodwill impairment charges which are not deductible for tax purposes (see Note B). In addition, the Company was unable to benefit tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years.

During the pre-merger period from January 1, 2008 to July 30, 2008, the Company recorded tax expense of $51.6 million which resulted in an effective tax rate of 23.8%. The decrease in the effective tax rate during this period as compared to 2007 was primarily the result of the gain from the sale of the 50% interest in Clear Channel Independent which was structured as a tax free disposition, thereby resulting in no current tax expense for the period. During the post-merger period from July 31, 2008 to December 31, 2008, the Company recorded tax benefits of $271.9 million which resulted in an effective tax rate of 8.3%. The primary reason for the reduction in effective rate is the result of the goodwill impairment charges recorded in the period which are not deductible for tax purposes (see Note B). In addition, the Company did not record tax benefits on certain tax losses in its foreign operations due to the uncertainty of the ability to utilize those tax losses in the future.

During 2007, the Company recorded tax expense of approximately $146.6 million. Foreign income before income taxes was approximately $143.9 million for 2007. The 2007 income tax expense and 36% effective tax rate were impacted by a favorable foreign income tax rate on the Company’s mix of earnings within its international operations.

All tax liabilities owed by the Company are paid by the Company or on behalf of the Company by Clear Channel Communications through an operating account that represents net amounts due to or from Clear Channel Communications.

The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense. The total amount of interest accrued at December 31, 2009 and 2008, was $7.3 million and $5.1 million, respectively. The total amount of unrecognized tax benefits and accrued interest and penalties at December 31, 2009 and 2008, was $54.9 million and $53.5 million, respectively, and is recorded in “Other long-term liabilities” on the Company’s consolidated balance sheet. Of this total, $54.9 million represents the amount of unrecognized tax benefits and accrued interest and penalties that, if recognized, would favorably affect the effective income tax rate in future periods.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)
	Post-Merger		Pre-Merger
	Year Ended December 31, 2009	Period from July 31 through December 31, 2008	Period from January 1 through July 30, 2008
Balance at beginning of period	$48,406	$60,599	$55,026
Increases due to tax positions taken in the current year	977	4,810	5,927
Increases due to tax positions taken in previous years	10,697	1,275	—
Decreases due to tax positions taken in previous years	(4,463)	(14,371)	(354)
Decreases due to settlements with taxing authorities	—	(556)	—
Decreases due to lapse of statute of limitations	(8,049)	(3,351)	—

Balance at end of period	$47,568	$48,406	$60,599

Pursuant to the Tax Matters Agreement between Clear Channel Communications and the Company, the operations of the Company are included in a consolidated Federal income tax return filed by Clear Channel Communications. In addition, the Company and its subsidiaries file income tax returns in various state and foreign jurisdictions. During 2009, the Company increased its liability for certain issues in prior years in foreign jurisdictions as a result of ongoing audits. In addition, certain liabilities were reversed as a result of the statute of limitations lapsing for certain tax years in foreign jurisdictions. During 2008, the Company favorably settled certain issues in foreign jurisdictions that resulted in the decrease in unrecognized tax benefits. In addition, as a result of the currency fluctuations during 2008, the balance of unrecognized tax benefits decreased approximately $12.0 million. The Company and Clear Channel Communications settled several Federal tax positions for the tax years 1999 through 2004 with the IRS during the year ended December 31, 2007. As a result of this settlement and other state and foreign settlements, the Company reduced its balance of unrecognized tax benefits and accrued interest and penalties by $19.1 million. Of this amount, $0.4 million was recorded as a decrease to current tax expense and $18.7 million as adjustments to current and deferred tax payables. The IRS is currently auditing Clear Channel Communications’ and the Company’s 2007 and pre-merger 2008 tax year and the CC Media Holdings and the Company’s post-merger 2008 tax year. Substantially all material state, local and foreign income tax matters have been concluded for the years through 2003.

NOTE J — SHAREHOLDERS’ EQUITY

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

The Company accounts for its share-based payments using the fair value recognition provisions of ASC 718-10. The fair value of the options is estimated using a Black-Scholes option-pricing model and amortized straight-line to expense over the vesting period. ASC 718-10 requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The excess tax benefit that is required to be classified as a financing cash inflow after application of ASC 718-10 is not material.

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

	Post-Merger		Pre-Merger
	Year Ended December 31, 2009	Period from July 31 through December 31, 2008	Period from January 1 through July 30, 2008	Year Ended December 31, 2007
Expected volatility	58%	n/a	27%	27%
Expected life in years	5.5 – 7.0	n/a	5.5 – 7.0	5.0 – 7.0
Risk-free interest rate	2.31% – 3.25%	n/a	3.24% – 3.38%	4.76% – 4.89%
Dividend yield	0%	n/a	0%	0%

The share based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. The following table presents the amount of share based compensation recorded for the year ended December 31, 2009, during the five months ended December 31, 2008, the seven months ended July 30, 2008 and the year ended December 31, 2007:

(In thousands)
	Post-Merger		Pre-Merger
	Year Ended December 31, 2009	Period from July 31 through December 31, 2008	Period from January 1 through July 30, 2008	Year Ended December 31, 2007
Direct operating expenses	$7,612	$3,038	$5,019	$6,951
Selling, general and administrative expenses	2,777	771	1,804	2,682
Corporate expenses	1,715	372	585	538

Total share-based payments	$12,104	$4,181	$7,408	$10,171

The following table presents a summary of the Company’s stock options outstanding at and stock option activity during the year ended December 31, 2009 (“Price” reflects the weighted average exercise price per share):

(In thousands, except per share data)	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2009	7,713	$22.03
Granted (a)	2,388	5.92
Exercised (b)	—	n/a
Forfeited	(167)	17.37
Expired	(894)	24.90

Outstanding, December 31, 2009	9,040	17.58	6.0 years	$10,502

Exercisable	3,417	22.82	3.7 years	—
Expect to vest	5,061	14.66	7.4 years	9,095

(a)	The weighted average grant date fair value of the Company’s options granted during the post-merger year ended December 31, 2009 was $3.38 per share. The weighted average grant date fair value of the Company’s options granted during the pre-merger prior from January 1, 2008 through July 30, 2008 was $7.10 per share. The weighted average grant date fair value of the Company’s options granted during the pre-merger year ended December 31, 2007 was $11.05 per share.

(b)	No options exercised during the post-merger year ended December 31, 2009. Cash received from option exercises during the pre-merger period from January 1, 2008 through July 30, 2008, was $4.3 million. Cash received from option exercises during the pre-merger year ended December 31, 2007, was $10.8 million. The total intrinsic value of the options exercised during the pre-merger period from January 1, 2008 through July 30, 2008, was $0.7 million. The total intrinsic value of the options exercised during the pre-merger year ended December 31, 2007 was $2.0 million.

A summary of the Company’s nonvested options at and changes during the year ended December 31, 2009, is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2009	4,734	$7.40
Granted	2,388	3.38
Vested (a)	(1,333)	7.43
Forfeited	(166)	6.43

Nonvested, December 31, 2009	5,623	5.71

(a)	The total fair value of the options vested during the post-merger year ended December 31, 2009 was $9.9 million. The total fair value of the options vested during the pre-merger period from January 1, 2008 through July 30, 2008 was $5.7 million. The total fair value of the options vested during the post-merger period from July 31 through December 31, 2008 was $2.3 million. The total fair value of the options vested during the pre-merger year ended December 31, 2007 was $2.0 million.

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

The following table presents a summary of the Company’s restricted stock outstanding at and restricted stock activity during the year ended December 31, 2009 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)
	Awards	Price
Outstanding, January 1, 2009	351	$24.54
Granted	150	9.03
Vested (restriction lapsed)	(122)	24.90
Forfeited	(14)	22.11

Outstanding, December 31, 2009	365	18.14

Unrecognized Share-Based Compensation Cost

As of December 31, 2009, there was $18.1 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately two years.

Reconciliation of Earnings (Loss) per Share

(In thousands, except per share data)
	Post-Merger		Pre-Merger
	Year Ended December 31,	Period from July 31 through December 31,	Period from January 1 through July 30,	Year Ended December 31,
	2009	2008	2008	2007
Basic and diluted numerator:
Income (loss) attributable to the Company – Common Shares	$(868,189)	$(3,018,637)	$167,554	$245,990
Less: Participating securities dividends	6,799	—	—	—
Income attributable to the Company – Unvested Shares	—	—	214	281

Income (loss) attributable to the Company	$(874,988)	$(3,018,637)	$167,340	$245,709

Denominator:
Weighted average common shares – basic	355,377	355,308	355,178	354,838
Effect of dilutive securities:
Stock options and restricted stock awards (1)	—	—	563	968

Weighted average common shares – diluted	355,377	355,308	355,741	355,806

Net income (loss) per basic common share	$(2.46)	$(8.50)	$0.47	$0.69

Net income (loss) per diluted common share	$(2.46)	$(8.50)	$0.47	$0.69

(1)	6.7 million, 7.7 million, 6.3 million and 1.8 million stock options were outstanding at December 31, 2009 and 2008 (post-merger), July 30, 2008 (pre-merger) and December 31, 2007 (pre-merger), respectively, that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive as the respective options’ strike price was greater than the current market price of the shares.

NOTE K — EMPLOYEE STOCK AND SAVINGS PLANS

The Company’s U.S. employees were eligible to participate in various 401(k) savings and other plans provided by Clear Channel Communications for the purpose of providing retirement benefits for substantially all employees. Under these plans, a Company employee can make pre-tax contributions and the Company will match 50% of the employee’s first 5% of pay contributed to the plan. Employees vest in these Company matching contributions based upon their years of service to the Company. Contributions to these plans of $0.8 million for the post-merger year ended December 31, 2009 were recorded as a component of operating expenses. Contributions of these plans of $1.4 million for the pre-merger period from January 1, 2008 through July 30, 2008, $0.9 million for the post-merger period from July 31, 2008 through December 31, 2008, and $2.3 million the pre-merger year ended December 31, 2007 were recorded as a component of operating expenses. As of April 30, 2009, the Company suspended its matching contribution.

In addition, employees in the Company’s International segment participate in retirement plans administered by the Company which are not part of the 401(k) savings and other plans sponsored by Clear Channel Communications. Contributions to these plans of $17.8 million for the year ended December 31, 2009 were recorded as a component of operating expenses. Contributions to these plans of $7.7 million for the pre-merger period from January 1, 2008 through July 30, 2008 and $5.5 million for the post-merger period from July 31, 2008 through December 31, 2008 were recorded as a component of operating expenses. Contributions to these plans of $20.1 million were recorded as a component of operating expenses for the pre-merger year ended December 31, 2007.

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

NOTE L — OTHER INFORMATION

The following details the components of “Other income (expense) — net:”

(In thousands)	Post-Merger		Pre-Merger
	Year Ended December 31, 2009	Period from July 31 through December 31, 2008	Period from January 1 through July 30, 2008	Year Ended December 31, 2007
Foreign exchange gain (loss)	$(4,207)	$10,440	$9,404	$9,388
Dividends on marketable securities	—	2,533	5,468	—
Other	(5,161)	(859)	(1,507)	725

Total other income (expense) — net	$(9,368)	$12,114	$13,365	$10,113

The following details the components of “Other current assets:”

(In thousands)
	As of December 31,
	2009 Post-Merger	2008 Post-Merger
Inventory	$24,268	$26,802
Deposits	18,707	5,592
Other prepayments	50,405	53,195
Deferred tax assets	1,994	13,429
Other	72,432	45,682

Total other current assets	$167,806	$144,700

The following details the components of “Accumulated other comprehensive income (loss)”:

(In thousands)
	As of December 31,
	2009 Post-Merger	2008 Post-Merger
Cumulative currency translation adjustment	$(219,538)	$(329,597)
Cumulative unrealized gain on investments	1,361	17

Total accumulated other comprehensive income (loss)	$(218,177)	$(329,580)

NOTE M — SEGMENT DATA

The Company has two reportable operating segments, which it believes best reflects how the Company is currently managed – Americas and International. The Americas segment primarily includes operations in the United States, Canada and Latin America, and the International segment includes operations in the U.K, France, Asia and Australia. Share-based payments are recorded by each segment in direct operating and selling, general and administrative expenses.

The following tables presents the Company’s operating segment results for the year ended December 31, 2009; the post-merger period from July 31, 2008 through December 31, 2008, the pre-merger period from January 1, 2008 through July 30, 2008, and the pre-merger year ended December 31, 2007:

(in thousands)	Americas	International	Corporate and other reconciling items	Consolidated

Post-Merger Year Ended December 31, 2009
Revenue	$1,238,171	$1,459,853	$—	$2,698,024
Direct operating expenses	608,078	1,017,005	—	1,625,083
Selling, general and administrative expenses	202,196	282,208	—	484,404
Depreciation and amortization	210,280	229,367	—	439,647
Impairment charges	—	—	890,737	890,737
Corporate expenses	—	—	65,247	65,247
Other operating income (expense) – net	—	—	(8,231)	(8,231)

Operating income (loss)	$217,617	$(68,727)	$(964,215)	$(815,325)

Identifiable assets	$4,722,975	$2,216,691	$252,756	$7,192,422
Capital expenditures	$84,440	$91,513	$—	$175,953
Share-based payments	$7,977	$2,412	$1,715	$12,104

Post-Merger Period from July 31, 2008 through December 31, 2008
Revenue	$587,427	$739,797	$—	$1,327,224
Direct operating expenses	276,602	486,102	—	762,704
Selling, general and administrative expenses	114,260	147,264	—	261,524
Depreciation and amortization	90,624	134,089	—	224,713
Impairment charges	—	—	3,217,649	3,217,649
Corporate expenses	—	—	31,681	31,681
Other operating income – net	—	—	4,870	4,870

Operating income (loss)	$105,941	$(27,658)	$(3,244,460)	$(3,166,177)

Identifiable assets	$5,187,838	$2,409,652	$453,271	$8,050,761
Capital expenditures	$93,146	$66,067	$—	$159,213
Share-based payments	$3,012	$797	$372	$4,181

(in thousands)	Americas	International	Corporate and other reconciling items	Consolidated

Pre-Merger Period from January 1, 2008 through July 30, 2008
Revenue	$842,831	$1,119,232	$—	$1,962,063
Direct operating expenses	370,924	748,508	—	1,119,432
Selling, general and administrative expenses	138,629	206,217	—	344,846
Depreciation and amortization	117,009	130,628	—	247,637
Corporate expenses	—	—	39,364	39,364
Other operating income – net	—	—	10,978	10,978

Operating income (loss)	$216,269	$33,879	$(28,386)	$221,762

Capital expenditures	$82,672	$116,450	$—	$199,122
Share-based payments	$5,453	$1,370	$585	$7,408

Pre-Merger Year Ended December 31, 2007
Revenue	$1,485,058	$1,796,778	$—	$3,281,836
Direct operating expenses	590,563	1,144,282	—	1,734,845
Selling, general and administrative expenses	226,448	311,546	—	537,994
Depreciation and amortization	189,853	209,630	—	399,483
Corporate expenses	—	—	66,080	66,080
Other operating income – net	—	—	11,824	11,824

Operating income (loss)	$478,194	$131,320	$(54,256)	$555,258

Identifiable assets	$2,878,753	$2,606,130	$450,721	$5,935,604
Capital expenditures	$142,826	$132,864	$—	$275,690
Share-based payments	$7,932	$1,701	$538	$10,171

Identifiable assets of $2.4 billion, $2.6 billion, and $2.9 billion derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2009, 2008 and 2007, respectively. Revenue of $1.6 billion derived from the Company’s foreign operations is included in the data above for the year ended December 31, 2009. Revenue of $1.2 billion derived from the Company’s foreign operations is included in the data above for the pre-merger period from January 1, 2008 through July 30, 2008. Revenue of $790.6 million derived from the Company’s foreign operations is included in the data above for the post-merger period from July 31, 2008 through December 31, 2008. Revenue of $1.9 billion derived from the Company’s foreign operations is included in the data above for the pre-merger year ended December 31, 2007.

NOTE N — QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)
	March 31,		June 30,		September 30,		December 31,
	2009 Post-Merger	2008 Pre-Merger	2009 Post-Merger	2008 Pre-Merger	2009 Post-Merger	2008 Combined(2)	2009 Post-Merger	2008 Post-Merger
Revenue	$582,216	$775,579	$692,117	$914,808	$660,622	$813,375	$763,069	$785,525
Operating expenses:
Direct operating expenses	379,608	470,834	392,309	490,244	398,766	463,117	454,400	457,941
Selling, general and administrative expenses	117,764	144,610	121,342	151,034	108,824	142,377	136,474	168,349
Depreciation and amortization	101,908	105,090	114,808	104,764	111,053	118,798	111,878	143,698
Corporate expenses	14,246	16,234	15,653	17,819	15,547	16,542	19,801	20,450
Impairment charges(1)	—	—	812,390	—	—	—	78,347	3,217,649
Other operating income— net	4,612	2,372	4,353	6,100	1,160	4,034	(18,356)	3,342

Operating income (loss)	(26,698)	41,183	(760,032)	157,047	27,592	76,575	(56,187)	(3,219,220)
Interest expense on debt with Clear Channel Communications	36,975	36,003	36,835	36,953	36,558	43,948	32,543	41,500
Interest expense	1,912	2,095	1,362	1,314	1,350	1,470	7,384	1,819
Interest income on Due from Clear Channel Communications	114	1,474	111	686	133	1,196	366	96
Loss on marketable securities	—	—	—	—	11,315	—	—	59,842
Equity in earnings (loss) of nonconsolidated affiliates	(2,293)	78,043	(21,755)	1,666	(2,046)	(9,814)	(5,348)	(1,162)
Other income (expense)— net	(3,168)	12,547	(2,612)	(2,249)	492	2,090	(4,080)	13,091

Income (loss) before income taxes	(70,932)	95,149	(822,485)	118,883	(23,052)	24,629	(105,176)	(3,310,356)
Income tax (expense) benefit	(20,423)	(7,900)	133,124	(39,987)	(10,999)	(8,803)	47,408	277,009

Consolidated net income (loss)	(91,355)	87,249	(689,361)	78,896	(34,051)	15,826	(57,768)	(3,033,347)
Amount attributable to noncontrolling interest	(3,475)	(1,657)	(263)	(1,451)	325	6,711	(933)	(3,896)

Net income (loss) attributable to the Company	$(87,880)	$88,906	$(689,098)	$80,347	$(34,376)	$9,115	$(56,835)	$(3,029,451)

Net income (loss) per common share:
Basic	$(0.25)	$0.25	$(1.94)	$0.23	$(0.10)	$0.03	$(0.18)	$(8.53)
Diluted	$(0.25)	$0.25	$(1.94)	$0.23	$(0.10)	$0.03	$(0.18)	$(8.53)

Stock price:
High	$7.74	$27.82	$7.04	$22.49	$7.68	$18.15	$11.29	$13.75
Low	$2.14	$18.36	$3.29	$17.05	$3.84	$11.88	$6.51	$3.35

(1)	As discussed in Note B, the fourth quarter of 2009 includes a $41.4 million adjustment related to previously recorded impairment charges.

(2)	The quarterly results of operations for the quarter ended September 30, 2008 is presented on a combined basis and is comprised of two periods: post-merger and pre-merger, which relate to the period succeeding Clear Channel Communications’ merger and the period preceding the merger, respectively. The post-merger and pre-merger quarterly results of operations are presented as follows:

(In thousands, except per share data)
	Post-Merger	Pre-Merger	Combined
	Period from July 31 through September 30, 2008	Period from July 1 through July 30, 2008	Quarter Ended September 30, 2008
Revenue	$541,699	$271,676	$813,375
Operating expenses:
Direct operating expenses	304,763	158,354	463,117
Selling, general and administrative expenses	93,175	49,202	142,377
Depreciation and amortization	81,015	37,783	118,798
Corporate expenses	11,231	5,311	16,542
Other operating income— net	1,528	2,506	4,034

Operating income	53,043	23,532	76,575
Interest expense on debt with Clear Channel Communications	29,440	14,508	43,948
Interest expense	966	504	1,470
Interest income on Due from Clear Channel Communications	766	430	1,196
Equity in earnings (loss) of nonconsolidated affiliates	(947)	(8,867)	(9,814)
Other income (expense)— net	(977)	3,067	2,090

Income before income taxes	21,479	3,150	24,629
Income tax (expense)	(5,114)	(3,689)	(8,803)

Consolidated net income (loss)	$16,365	$(539)	$15,826
Amount attributable to noncontrolling interest	5,551	1,160	6,711

Net income (loss) attributable to the Company	$10,814	$(1,699)	$9,115

Net income (loss) per common share:
Basic	$0.03	$(0.00)	$0.03
Diluted	$0.03	$(0.00)	$0.03

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, who joined us effective January 4, 2010, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles and includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of December 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2009, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2009. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Clear Channel Outdoor Holdings, Inc.

We have audited Clear Channel Outdoor Holdings, Inc.’s (Holdings) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Holdings’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Holdings’ internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Holdings maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Holdings as of December 31, 2009 and 2008, the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2009, the period from July 31, 2008 through December 31, 2008, the period from January 1, 2008 through July 30, 2008, and for the year ended December 31, 2007, and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ Ernst &Young LLP

San Antonio, Texas

March 16, 2010

ITEM 9B. Other Information

Not applicable

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers is set forth in Part I of this Annual Report on Form 10-K and all other information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement, expected to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)1. Financial Statements.

The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets as of December 31, 2009 and 2008.

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007.

Notes to Consolidated Financial Statements.

(a)2. Financial Statement Schedule.

The following financial statement schedule for the years ended December 31, 2009, 2008 and 2007 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are in applicable, and therefore have been omitted.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(In thousands)
Description	Balance at Beginning of Period	Charges to Costs, Expenses and Other	Write-off of Accounts Receivable	Other (1)	Balance at End of Period

Year ended December 31, 2007	$24,827	$10,525	$8,815	$3,204	$29,741

Period from January 1 through July 30, 2008	$29,741	$8,588	$4,654	$2,152	$35,827

Period from July 31 through December 31, 2008	$35,827	$24,268	$8,155	$(3,340)	$48,600

Year ended December 31, 2009	$48,600	$17,580	$14,760	$(350)	$51,070

(1)	Primarily foreign currency adjustments.

(a)3. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 31, 2006).

3.2	Amended and Restated Bylaws of Clear Channel Outdoor Holdings, Inc. as amended (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed February 14, 2008).

4.1	Form of Specimen Class A Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-127375 (the “Registration Statement”)).

4.2	Form of Specimen Class B Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 4.2 to the Registration Statement).

4.3*	Indenture with respect to 9.25% Series A Senior Notes due 2017, dated as of December 23, 2009, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., U.S. Bank National Association and the guarantors party thereto.

4.4*	Indenture with respect to 9.25% Series B Senior Notes due 2017, dated as of December 23, 2009, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., U.S. Bank National Association and the guarantors party thereto.

10.1	Master Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.2	Registration Rights Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.3	Corporate Services Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Management Services, L.P. (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.4	Tax Matters Agreement dated November 10, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.5	Employee Matters Agreement dated November 10, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc. (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.6	Amended and Restated License Agreement dated November 10, 2005 between Clear Channel Identity, L.P. and Outdoor Management Services, Inc. (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.7	Revolving Promissory Note dated November 10, 2005 payable by Clear Channel Outdoor Holdings, Inc. to Clear Channel Communications, Inc. in the original principal amount of $1,000,000,000 (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.8	Revolving Promissory Note dated November 10, 2005 payable by Clear Channel Communications, Inc. to Clear Channel Outdoor Holdings, Inc. in the original principal amount of $1,000,000,000

(incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed March 31, 2006).

10.9	Senior Unsecured Term Promissory Note dated August 2, 2005 in the original principal amount of $2.5 billion (incorporated herein by reference to Exhibit 10.9 to the Registration Statement).

10.10	First Amendment to Senior Unsecured Term Promissory Note dated October 7, 2005 (incorporated herein by reference to Exhibit 10.10 to the Registration Statement).

10.11§	Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated April 30, 2007).

10.12§	Form of Option Agreement under the Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed December 9, 2005 (File No. 333-130229)).

10.13§	Form of Restricted Stock Award Agreement under the Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-8 filed December 9, 2005 (File No. 333-130229)).

10.14§	2006 Annual Incentive Plan of Clear Channel Outdoor Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated April 30, 2007).

10.15§	Amended and Restated Employment Agreement, dated July 28, 2008, by and between Mark P. Mays, CC Media Holdings, Inc. and BT Triple Crown Merger Co., Inc. (incorporated herein by reference to Exhibit 10.9 to CC Media Holdings’ Current Report on Form 8-K filed July 30, 2008 (File No. 000-53354)).

10.16§

Amendment, dated January 20, 2009, to Amended and Restated Employment Agreement, dated July 28, 2008, by and between Mark P. Mays, CC Media Holdings, Inc. and Clear Channel Communications, Inc., as successor to BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 21, 2009).

10.17§	Amended and Restated Employment Agreement, dated July 28, 2008, by and between Randall T. Mays, CC Media Holdings, Inc. and BT Triple Crown Merger Co., Inc. (incorporated herein by reference to Exhibit 10.8 to CC Media Holdings’ Current Report on Form 8-K filed July 30, 2008 (File No. 0-53354)).

10.18*§	Amended and Restated Employment Agreement, dated as of December 22, 2009, by and among Randall T. Mays, Clear Channel Communications, Inc. and CC Media Holdings, Inc.

10.19§	Employment Agreement by and between Clear Channel Outdoor Holdings, Inc. and Paul J. Meyer dated August 5, 2005 (incorporated herein by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Form 8-K (File No. 1-9645) filed August 10, 2005).

10.20*	Purchase Agreement, dated December 18, 2009, by and among Clear Channel Worldwide Holdings, Inc., Goldman, Sachs & Co., Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Moelis & Company LLC, Banc of America Securities LLC and Barclays Capital Inc.

10.21*	Registration Rights Agreement with respect to 9.25% Series A Senior Notes due 2017, dated December 23, 2009, by and among Clear Channel Worldwide Holdings, Inc., certain subsidiaries of Clear Channel Worldwide Holdings, Inc. party thereto, Goldman, Sachs & Co., Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Moelis

& Company LLC, Banc of America Securities LLC and Barclays Capital Inc.

10.22*	Registration Rights Agreement with respect to 9.25% Series B Senior Notes due 2017, dated December 23, 2009, by and among Clear Channel Worldwide Holdings, Inc., certain subsidiaries of Clear Channel Worldwide Holdings, Inc. party thereto, Goldman, Sachs & Co., Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Moelis & Company LLC, Banc of America Securities LLC and Barclays Capital Inc.

10.23***§	Contract of Employment by and between C. William Eccleshare and Clear Channel Outdoor Ltd dated August 31, 2009 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2009).

10.24*	First Amendment, dated as of December 23, 2009, to the Revolving Promissory Note, dated as of November 10, 2005, by Clear Channel Communications, Inc., as Maker, to Clear Channel Outdoor Holdings, Inc.

10.25*	First Amendment, dated as of December 23, 2009, to the Revolving Promissory Note, dated as of November 10, 2005, by Clear Channel Outdoor Holdings, Inc., as Maker, to Clear Channel Communications, Inc.

10.26*	Series A Senior Notes Proceeds Loan Agreement, dated as of December 23, 2009, by and between Clear Channel Worldwide Holdings, Inc. and Clear Channel Outdoor, Inc.

10.27*	Series B Senior Notes Proceeds Loan Agreement, dated as of December 23, 2009, by and between Clear Channel Worldwide Holdings, Inc. and Clear Channel Outdoor, Inc.

10.28§	Employment Separation Agreement, dated as of October 19, 2009, by and between Clear Channel Communications, Inc. and Herbert W. Hill (Incorporated by reference to Exhibit 10.2 to the Company’s Amendment to Form 10-Q filed November 13, 2009).

10.29§	Contract of Employment, dated as of October 30, 2009, by and between Clear Channel Outdoor Ltd and Jonathan Bevan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 11, 2009).

10.30§	Employment Agreement, effective as of December 15, 2009, by and between Clear Channel Outdoor Holdings, Inc. and Ronald Cooper (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 11, 2009).

10.31	Form of Independent Director Indemnification Agreement (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 3, 2009).

10.32	Form of Affiliate Independent Director Indemnification Agreement (Incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 3, 2009).

11*	Statement re: Computation of Per Share Earnings.

21*	Subsidiaries of Clear Channel Outdoor Holdings, Inc.

23.1*	Consent of Ernst & Young LLP.

24*	Power of Attorney (included on signature page).

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                Filed herewith

**             This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

***           Previously filed and being re-filed herewith solely for the purpose of including certain exhibits and schedules previously omitted.

§                Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1034, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2010.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

By:	/s/ Mark P. Mays
Mark P. Mays President and Chief Executive Officer

Power of Attorney

Each person whose signature appears below authorizes Mark P. Mays, Thomas W. Casey and Herbert W. Hill, Jr., or any one of them, each of whom may act without joinder of the others, to execute in the name of each such person who is then an officer or director of the Registrant and to file any amendments to this annual report on Form 10-K necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark P. Mays Mark P. Mays	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2010

/s/ Thomas W. Casey Thomas W. Casey	Chief Financial Officer (Principal Financial Officer)	March 16, 2010

/s/ Herbert W. Hill, Jr. Herbert W. Hill, Jr.	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2010

/s/ Randall T. Mays Randall T. Mays	Director	March 16, 2010

/s/ Margaret W. Covell Margaret W. Covell	Director	March 16, 2010

/s/ Blair E. Hendrix Blair E. Hendrix	Director	March 16, 2010

/s/ Daniel G. Jones Daniel G. Jones	Director	March 16, 2010

Name	Title	Date

/s/ James M. Raines James M. Raines	Director	March 16, 2010

/s/ Marsha McCombs Shields Marsha McCombs Shields	Director	March 16, 2010

/s/ Dale W. Tremblay Dale W. Tremblay	Director	March 16, 2010

/s/ Scott R. Wells Scott R. Wells	Director	March 16, 2010