Form 10-Q
period 2010-03-31
Clear Channel Outdoor Holdings, Inc.
filed 2010-05-10
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2010
Class A Common Stock, $.01 par value	40,916,649
Class B Common Stock, $.01 par value	315,000,000

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

PART I

Item 1.	UNAUDITED FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2010 (Unaudited)	December 31, 2009
CURRENT ASSETS
Cash and cash equivalents	$588,595	$609,436
Accounts receivable, net	679,782	730,306
Other current assets	285,953	300,803

Total Current Assets	1,554,330	1,640,545

PROPERTY, PLANT AND EQUIPMENT
Structures, net	2,090,317	2,143,972
Other property, plant and equipment, net	294,640	296,666

INTANGIBLE ASSETS
Definite-lived intangibles, net	766,280	799,144
Indefinite-lived intangibles	1,132,688	1,132,218
Goodwill	853,055	861,592

OTHER ASSETS
Due from Clear Channel Communications	160,473	123,308
Other assets	199,927	194,977

Total Assets	$7,051,710	$7,192,422

CURRENT LIABILITIES
Accounts payable and accrued expenses	$575,524	$614,442
Deferred income	147,636	109,578
Current portion of long-term debt	43,015	47,073

Total Current Liabilities	766,175	771,093

Long-term debt	2,534,119	2,561,805
Deferred tax liability	820,711	841,911
Other long-term liabilities	257,459	256,236
Commitments and contingent liabilities (Note 6)

SHAREHOLDERS’ EQUITY

Noncontrolling interest	193,705	193,730
Class A common stock	413	407
Class B common stock	3,150	3,150
Additional paid-in capital	6,670,975	6,669,247
Retained deficit	(3,934,608)	(3,886,826)
Accumulated other comprehensive loss	(260,233)	(218,177)
Cost of shares held in treasury	(156)	(154)

Total Shareholders’ Equity	2,673,246	2,761,377

Total Liabilities and Shareholders’ Equity	$7,051,710	$7,192,422

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenue	$608,768	$582,216
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	378,886	379,608
Selling, general and administrative expenses (excludes depreciation and amortization)	111,357	117,764
Depreciation and amortization	101,709	101,908
Corporate expenses (excludes depreciation and amortization)	20,772	14,246
Other operating income – net	1,018	4,612

Operating loss	(2,938)	(26,698)

Interest expense on debt with Clear Channel Communications	—	36,975
Interest expense	58,318	1,912
Interest income on Due from Clear Channel Communications	3,413	114
Equity in loss of nonconsolidated affiliates	(803)	(2,293)
Other expense – net	(837)	(3,168)

Loss before income taxes	(59,483)	(70,932)
Income tax benefit (expense)	10,704	(20,423)

Consolidated net loss	(48,779)	(91,355)
Amount attributable to noncontrolling interest	(997)	(3,475)

Net loss attributable to the Company	$(47,782)	$(87,880)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(39,502)	(45,489)
Foreign currency reclassification adjustment	224	—
Unrealized loss on marketable securities	(2,620)	(15,731)

Comprehensive loss	(89,680)	(149,100)

Amount attributable to noncontrolling interest	158	(2,450)

Comprehensive loss attributable to the Company	$(89,838)	$(146,650)

Net loss attributable to the Company:
Basic	$(.14)	$(.25)
Weighted average common shares outstanding – Basic	355,461	355,331
Diluted	$(.14)	$(.25)
Weighted average common shares outstanding – Diluted	355,461	355,331

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Consolidated net loss	$(48,779)	$(91,355)

Reconciling items:
Depreciation and amortization	101,709	101,908
Deferred taxes	(18,854)	17,752
Provision for doubtful accounts	468	2,071
Other reconciling items, net	2,926	1,289
Changes in operating assets and liabilities:
Decrease in accounts receivable	32,123	56,317
Increase in deferred income	41,682	42,983
Decrease in accounts payable, accrued expenses and other liabilities	(8,895)	(59,546)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	8,724	(22,485)

Net cash provided by operating activities	111,104	48,934

Cash flows from investing activities:
Purchases of property, plant and equipment	(49,323)	(37,204)
Acquisition of operating assets, net of cash acquired	—	(4,792)
Change in other – net	(8,651)	(8,347)

Net cash used for investing activities	(57,974)	(50,343)

Cash flows from financing activities:
Draws on credit facilities	304	—
Payments on credit facilities	(29,706)	(2,396)
Proceeds from long-term debt	—	1,342
Payments on long-term debt	(4,132)	—
Net transfers (to) from Clear Channel Communications	(37,165)	580
Change in other – net	233	—

Net cash used for financing activities	(70,466)	(474)

Effect of exchange rate changes on cash	(3,505)	354

Net decrease in cash and cash equivalents	(20,841)	(1,529)

Cash and cash equivalents at beginning of period	609,436	94,812

Cash and cash equivalents at end of period	$588,595	$93,283

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS

Preparation of Interim Financial Statements

The accompanying consolidated financial statements were prepared by Clear Channel Outdoor Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company and its subsidiaries and give effect to allocations of expenses from Clear Channel Communications, Inc. (“Clear Channel Communications”). These allocations were made on a specifically identifiable basis or using relative percentages of headcount or other methods management considered to be a reasonable reflection of the utilization of services provided. Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method. All significant intercompany transactions are eliminated in the consolidation process.

Certain prior-period amounts have been reclassified to conform to the 2010 presentation.

New Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-09, Subsequent Events (“ASU 2010-09”). ASU 2010-09 updates ASC Topic 855, Subsequent Events. ASU 2010-09 removes the requirement to disclose the date through which an entity has evaluated subsequent events. The Company adopted the provisions of ASU 2010-09 upon issuance with no material impact to its financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. This update amends ASC Topic 820, Fair Value Measurements and Disclosures, to require new disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements, disaggregation regarding classes of assets and liabilities, valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3. These disclosures are effective for the interim and annual reporting periods beginning after December 15, 2009. Additional new disclosures regarding the purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 beginning with the first interim period. The Company adopted the relevant disclosure provisions of ASU 2010-06 on January 1, 2010 and will adopt the latter provisions on January 1, 2011 as appropriate.

Note 2: PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at March 31, 2010 and December 31, 2009, respectively:

(In thousands)	March 31, 2010	December 31, 2009
Land, buildings and improvements	$203,275	$207,939
Structures	2,515,746	2,514,602
Furniture and other equipment	71,459	71,567
Construction in progress	58,650	51,598

	2,849,130	2,845,706
Less accumulated depreciation	464,173	405,068

Property, plant and equipment, net	$2,384,957	$2,440,638

Definite-lived Intangible Assets

The Company has definite-lived intangible assets which consist primarily of transit and street furniture contracts, permanent easements that provide the Company access to certain of its outdoor displays and other contractual rights. Definite-lived intangible assets are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows.

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at March 31, 2010 and December 31, 2009:

(In thousands)	March 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other contractual rights	$788,260	$183,310	$803,297	$166,803
Other	172,657	11,327	172,394	9,744

Total	$960,917	$194,637	$975,691	$176,547

Total amortization expense related to definite-lived intangible assets for the three months ended March 31, 2010 and 2009 was $23.6 million and $18.9 million, respectively.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets. As acquisitions and dispositions occur in the future, amortization expense may vary.

(In thousands)
2011	$86,979
2012	78,413
2013	71,703
2014	66,104
2015	50,833

Indefinite-lived Intangible Assets

The Company’s indefinite-lived intangibles consist of billboard permits. The Company’s billboard permits are effectively issued in perpetuity by state and local governments and are transferable at little or no cost.

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments.

(In thousands)	Americas	International	Total
Balance as of December 31, 2008	892,598	287,543	1,180,141
Acquisitions	2,250	110	2,360
Foreign currency translation	16,293	17,412	33,705
Purchase accounting adjustments –net	68,896	45,042	113,938
Impairment	(390,374)	(73,764)	(464,138)
Other	(4,414)	—	(4,414)

Balance as of December 31, 2009	$585,249	$276,343	$861,592

Foreign currency	283	(8,820)	(8,537)

Balance as of March 31, 2010	$585,532	$267,523	$853,055

The balance at December 31, 2008 is net of cumulative impairments of $2.3 billion and $173.4 million in the Americas and International segments, respectively.

Note 3: LONG-TERM DEBT

Long-term debt at March 31, 2010 and December 31, 2009 consisted of the following:

(In thousands)	March 31, 2010	December 31, 2009
Clear Channel Worldwide Holdings Senior Notes:
9.25% Series A Senior Notes Due 2017	$500,000	$500,000
9.25% Series B Senior Notes Due 2017	2,000,000	2,000,000
Credit facility ($150.0 million sub-limit within Clear Channel Communications’ $2.0 billion revolving credit facility)	5,000	30,000
Other debt	72,134	78,878

Total debt	2,577,134	2,608,878
Less: Current portion	43,015	47,073

Total long-term debt	$2,534,119	$2,561,805

The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $2.7 billion at March 31, 2010 and December 31, 2009.

In December 2009, the Company’s wholly-owned subsidiary, Clear Channel Worldwide Holdings, Inc., issued $500.0 million aggregate principal amount of 9.25% Series A Senior Notes due 2017 and $2.0 billion aggregate principal amount of 9.25% Series B Notes due 2017 (collectively, the “Notes”). The Notes are guaranteed by the Company, Clear Channel Outdoor, Inc., the Company’s wholly-owned subsidiary, and certain other domestic subsidiaries of the Company. The Notes will mature on December 15, 2017.

Note 4: OTHER DEVELOPMENTS

Restructuring Program

In the fourth quarter of 2008, the Company initiated a company-wide strategic review of its costs and organizational structure to identify opportunities to maximize efficiency and realign expenses with the Company’s current and long-term business outlook (the “restructuring program”). As of March 31, 2010, the Company had incurred a total of $92.7 million of costs in conjunction with this restructuring program.

No assurance can be given that the restructuring program will achieve all of the anticipated cost savings in the timeframe expected or at all, or that the cost savings will be sustainable. In addition, the Company may modify or terminate the restructuring program in response to economic conditions or otherwise.

Share-based Compensation Expense

Share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. The following table presents the amount of share-based compensation expense recorded during the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(In thousands)	2010	2009
Direct operating expenses	$1,929	$2,069
Selling, general and administrative expenses	704	755
Corporate expenses	84	222

Total share-based compensation expense	$2,717	$3,046

As of March 31, 2010, there was $22.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately three years.

Supplemental Disclosures

During the quarter ended March 31, 2010, cash paid for interest and income taxes, net of income tax refunds of $1.2 million, was as follows:

(In thousands)	Three Months Ended March 31, 2010
Interest	$58,664
Income taxes	$7,503

Income tax benefit (expense)

The Company’s income tax benefit (expense) for the three months ended March 31, 2010 and 2009, respectively, consisted of the following components:

(In thousands)	Three Months Ended March 31,
	2010	2009
Current tax expense	$(8,150)	$(2,671)
Deferred tax benefit (expense)	18,854	(17,752)

Income tax benefit (expense)	$10,704	$(20,423)

The Company’s effective tax rate for the three months ended March 31, 2010 was 18.0%. The 2010 effective rate was impacted primarily as a result of the Company’s inability to benefit tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years. The change in the effective rate compared to the same period of the prior year was impacted primarily as a result of a deferred tax valuation allowance recorded in 2009 due the uncertainty of the Company’s ability to utilize Federal tax losses at that time. For the three months ended March 31, 2009, the effective tax rate was a negative 28.8%, driven by the Company’s inability to record tax benefits on Federal and foreign net losses generated during the period.

Note 5: FAIR VALUE MEASUREMENTS

The Company holds marketable equity securities classified in accordance with the provisions of ASC 320-10. These marketable equity securities are measured at fair value on each reporting date using quoted prices in active markets. Due to the fact that the inputs used to measure the marketable equity securities at fair value are observable, the Company has categorized the fair value measurements of the securities as Level 1. The Company records its investments in these marketable equity securities on the balance sheet as “Other Assets.”

The cost, unrealized holding gains or losses, and fair value of the Company’s investments at March 31, 2010 and December 31, 2009 are as follows:

(In thousands)	March 31, 2010					December 31, 2009
Investments	Fair Value	Gross Unrealized Losses	Gross Unrealized Gains	Cost	Fair Value	Gross Unrealized Losses	Gross Unrealized Gains	Cost
Available-for-sale	$13,287	$(1,297)	$78	$14,506	$15,911	$—	$1,405	$14,506

Note 6: COMMITMENTS AND CONTINGENCIES

The Company is currently involved in certain legal proceedings arising in the ordinary course of business and, as required, has accrued its estimate of the probable costs for claims for which the occurrence of loss is probable and the amount can be reasonably estimated. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings.

As of March 31, 2010, Clear Channel Communications had outstanding commercial standby letters of credit and surety bonds of $49.2 million and $44.7 million, respectively, held on behalf of the Company. These letters of credit and surety bonds relate to various operational matters, including insurance, bid and performance bonds, as well as other items.

Note 7: RELATED PARTY TRANSACTIONS

The Company records net amounts due to or from Clear Channel Communications as “Due from/to Clear Channel Communications” on the condensed consolidated balance sheets. The accounts represent the revolving promissory note issued by the Company to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to the Company, in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances. The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand.

Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, the Company maintains collection bank accounts swept daily into accounts of Clear Channel Communications. In return, Clear Channel Communications funds the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment. The Company’s claim in relation to cash transferred from its concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account. At March 31, 2010 and December 31, 2009, the asset recorded in “Due from Clear Channel Communications” on the condensed consolidated balance sheets was $160.5 million and $123.3 million, respectively.

The net interest income for the three months ended March 31, 2010 and 2009 was $3.4 million and $0.1 million, respectively. At March 31, 2009, the interest rate on the “Due from Clear Channel Communications” account was 0.08%, which represents the average one-month generic treasury bill rate. At March 31, 2010, the interest rate on the “Due from Clear Channel Communications” account was 9.25%, which represents the interest rate on the Notes as described above.

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

The Company provides advertising space on its billboards for radio stations owned by Clear Channel Communications. For the three months ended March 31, 2010 and 2009, the Company recorded $1.1 million and $0.1 million, respectively, in revenue for these advertisements.

Under the Corporate Services Agreement between Clear Channel Communications and the Company, Clear Channel Communications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services. These services are charged to the Company based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For the three months ended March 31, 2010 and 2009, the Company recorded $8.9 million and $6.3 million, respectively, as a component of corporate expenses for these services.

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

The Company computes its deferred income tax provision using the liability method in accordance with the provisions of ASC 740-10, as if the Company was a separate taxpayer. Deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not some portion or all of the asset will not be realized.

Pursuant to the Employee Matters Agreement, the Company’s employees participate in Clear Channel Communications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan. These costs are recorded as a component of selling, general and administrative expenses and were approximately $2.6 million and $2.7 million for the three months ended March 31, 2010 and 2009, respectively.

Note 8: EQUITY AND COMPREHENSIVE INCOME (LOSS)

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The following table shows the changes in equity attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2010	$2,567,647	$193,730	$2,761,377
Net loss	(47,782)	(997)	(48,779)
Foreign currency translation adjustments	(39,660)	158	(39,502)
Unrealized holding loss on marketable securities	(2,620)	—	(2,620)
Reclassification adjustment	224	—	224
Other - net	1,732	814	2,546

Balances at March 31, 2010	$2,479,541	$193,705	$2,673,246

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2009	$3,332,010	$211,813	$3,543,823
Net loss	(87,880)	(3,475)	(91,355)
Foreign currency translation adjustments	(43,172)	(2,317)	(45,489)
Unrealized holding loss on marketable securities	(15,731)	—	(15,731)
Other - net	3,178	(405)	2,773

Balances at March 31, 2009	$3,188,405	$205,616	$3,394,021

Note 9: SEGMENT DATA

The Company has two reportable segments, which it believes best reflects how the Company is currently managed – Americas and International. The Americas segment primarily includes operations in the United States, Canada and Latin America, and the International segment includes operations primarily in Europe, Asia and Australia. Share-based payments are recorded by each segment in direct operating expenses and selling, general and administrative expenses.

The following table presents the Company’s operating segment results for the three months ended March 31, 2010 and 2009:

(In thousands)	Americas	International	Corporate, and other reconciling items	Consolidated

Three months ended March 31, 2010
Revenue	$270,977	$337,791	$—	$608,768
Direct operating expenses	139,308	239,578	—	378,886
Selling, general and administrative expenses	44,477	66,880	—	111,357
Depreciation and amortization	49,451	52,258	—	101,709
Corporate expenses	—	—	20,772	20,772
Other operating income - net	—	—	1,018	1,018

Operating income (loss)	$37,741	$(20,925)	$(19,754)	$(2,938)

Identifiable assets	$4,680,437	$2,102,303	$268,970	$7,051,710
Capital expenditures	$24,705	$24,618	$—	$49,323
Share-based compensation expense	$2,030	$603	$84	$2,717

Three months ended March 31, 2009
Revenue	$270,187	$312,029	$—	$582,216
Direct operating expenses	144,880	234,728	—	379,608
Selling, general and administrative expenses	48,839	68,925	—	117,764
Depreciation and amortization	46,650	55,258	—	101,908
Corporate expenses	—	—	14,246	14,246
Other operating income - net	—	—	4,612	4,612

Operating income (loss)	$29,818	$(46,882)	$(9,634)	$(26,698)

Identifiable assets	$5,108,561	$2,255,883	$460,930	$7,825,374
Capital expenditures	$19,965	$17,239	$—	$37,204
Share-based compensation expense	$2,168	$656	$222	$3,046

Identifiable assets of $2.3 billion and $2.5 billion derived from the Company’s non-U.S. operations are included in the data above as of March 31, 2010 and 2009, respectively. Revenue of $370.3 million and $335.6 million derived from the Company’s non-U.S. operations is included in the data above for the three months ended March 31, 2010 and 2009.

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

Executive Summary

The key highlights of our business for the current quarter are summarized below:

•	Consolidated revenue increased $26.6 million compared to the first quarter of 2009, including $27.0 million from movements in foreign exchange.

•	Americas revenue was relatively flat.

•	International revenue increased $25.8 million, primarily as a result of movements in foreign exchange.

Restructuring Program

In the fourth quarter of 2008, we initiated a company-wide strategic review of our costs and organizational structure to identify opportunities to maximize efficiency and realign expenses with our current and long-term business outlook (the “restructuring program”). As of March 31, 2010, we incurred a total of $92.7 million of costs in conjunction with the restructuring program.

No assurance can be given that the restructuring program will achieve all of the anticipated cost savings in the timeframe expected or at all, or that the cost savings will be sustainable. In addition, we may modify or terminate the restructuring program in response to economic conditions or otherwise.

The following table shows the expenses related to our restructuring program recognized as components of direct operating expenses, selling, general and administrative (“SG&A”) expenses and corporate expenses for the three months ended March 31, 2010 and 2009, respectively:

(In thousands)	Three Months Ended March 31,
	2010	2009
Direct operating expenses	$1,784	$4,854
SG&A expenses	941	976
Corporate expenses	1,261	1,144

Total	$3,986	$6,974

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of the three months ended March 31, 2010 to the three months ended March 31, 2009 is as follows:

(In thousands)	Three Months Ended March 31,
	2010	2009	% Change
Revenue	$608,768	$582,216	5%
Operating expenses:
Direct operating expenses	378,886	379,608	0%
Selling, general and administrative expenses	111,357	117,764	(5%)
Depreciation and amortization	101,709	101,908	0%
Corporate expenses	20,772	14,246	46%
Other operating income - net	1,018	4,612

Operating loss	(2,938)	(26,698)
Interest expense on debt with Clear Channel Communications	—	36,975
Interest expense	58,318	1,912
Interest income on debt with Clear Channel Communications	3,413	114
Equity in loss of nonconsolidated affiliates	(803)	(2,293)
Other expense – net	(837)	(3,168)

Loss before income taxes	(59,483)	(70,932)
Income tax benefit (expense)	10,704	(20,423)

Consolidated net loss	$(48,779)	$(91,355)
Amount attributable to noncontrolling interest	(997)	(3,475)

Net loss attributable to the Company	$(47,782)	$(87,880)

Consolidated Revenue

Our consolidated revenue increased $26.6 million during the first quarter of 2010 as compared to the first quarter of 2009. Americas growth from poster and airport revenue was partially offset by the decline in taxi revenue as a result of the disposition of our taxi advertising business in December 2009. Our International revenue increased $25.8 million including $25.1 million from movements in foreign exchange.

Consolidated Direct Operating Expenses

Our direct operating expenses decreased $0.7 million during the first quarter of 2010 as compared to the first quarter of 2009. Americas direct operating expenses decreased $5.6 million. The decline in direct operating expenses was a result of the disposition of our taxi advertising business, partially offset by an increase in site-lease expenses associated with the increase in revenue from posters and airports. Direct operating expenses in our International segment increased $4.9 million and include a $17.6 million increase from movements in foreign exchange. Partially offsetting the foreign exchange increase were decreases in International direct operating expenses resulting from our restructuring program.

Selling, General and Administrative Expenses (“SG&A”)

Our SG&A decreased $6.4 million during the first quarter of 2010 as compared to the same period of 2009. SG&A expenses decreased $4.4 million in our Americas segment, partially as a result of the disposition of our taxi advertising business. Our International SG&A expenses decreased $2.0 million from cost savings associated with our restructuring program, partially offset by a $4.9 million increase from movements in foreign exchange.

Corporate Expenses

Corporate expenses increased $6.5 million during the three months ended March 31, 2010 as compared to the same period of 2009. The increase was primarily due to a $2.6 million increase in management fees and a $2.1 million increase in bonus expenses.

Interest on Debt with Clear Channel Communications

Interest on debt with Clear Channel Communications decreased $37.0 million during the three months ended March 31, 2010 as compared to the same period of 2009. The decrease was attributable to the retirement of the $2.5 billion note to Clear Channel Communications in December 2009.

Interest Expense

Interest expense increased $56.4 million during the three months ended March 31, 2010 as compared to the same period of 2009. The increase was primarily attributable to the issuance of the $2.5 billion aggregate principal amount of Notes (as defined below) in December 2009, which bear interest at a fixed rate of 9.25% per annum.

Income Tax Benefit (Expense)

Our operations are included in a consolidated income tax return filed by CC Media Holdings, Inc. (“CC Media Holdings”). However, for our financial statements, our provision for income taxes was computed on the basis that we file separate consolidated Federal income tax returns with our subsidiaries.

Our effective tax rate for the first quarter of 2010 was 18.0%. The effective rate was impacted primarily by tax losses in certain foreign jurisdictions for which benefits could not be recorded due to the uncertainty of the ability to utilize those losses in future years.

Our effective tax rate for the first quarter of 2009 was negative 28.8%, and was impacted by our inability to record tax benefits on Federal and foreign net losses generated in the period. For the first quarter of 2009, the Federal tax laws did not allow companies to carry back net operating losses more than two years in most instances. On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted into law, allowing corporations to carry back net operating losses realized in a tax year ended after December 31, 2007 and beginning before January 1, 2010 for up to five years. The benefit associated with the Act was recorded in the fourth quarter of 2009.

Current tax expense for the first quarter of 2010 increased $5.5 million compared to the same period of 2009, primarily due to additional current taxes recorded in 2010 related to our foreign operations.

We recorded a deferred tax benefit of $18.9 million for the first quarter of 2010 as compared to deferred tax expense of $17.8 million in the same period of 2009. Tax benefits are recorded during 2010 to the extent deferred tax liabilities are available to offset taxable losses incurred. We recorded a deferred tax valuation allowance in the first quarter of 2009 as a result of uncertainty in our ability to utilize tax losses at that time.

Americas Results of Operations

Disposition of Taxi Business

On December 31, 2009, Clear Channel Outdoor, Inc. disposed of Clear Channel Taxi Media, LLC (“Taxis”), our taxi advertising business. For the first quarter of 2009, Taxis contributed $8.9 million in revenue, $9.6 million in direct operating expenses and $2.6 million in SG&A expenses in our Americas segment.

(In thousands)	Three Months Ended March 31,		% Change
	2010	2009

Revenue	$270,977	$270,187	0%
Direct operating expenses	139,308	144,880	(4%)
SG&A	44,477	48,839	(9%)
Depreciation and amortization	49,451	46,650	6%

Operating income	$37,741	$29,818	27%

Our Americas revenue was flat in the first quarter of 2010 compared to the same period of 2009. During the first quarter of 2010, poster revenue increased $3.1 million driven by an increase in occupancy. We also saw an increase in airport revenues of approximately $4.8 million as a result of the Vancouver Olympics. Digital displays also contributed to revenue growth. Partially offsetting the revenue increase was a decrease in revenue related to Taxis.

Direct operating expenses decreased $5.6 million during the first quarter of 2010 compared to the same period of 2009. The decline in direct operating expenses was a result of the disposition of our taxi advertising business, partially offset by an increase in site-lease expenses associated with the increase in revenue from posters and airports. SG&A expenses decreased $4.4 million during the first quarter of 2010 compared to the same period of 2009, primarily driven by decreased administrative expenses as a result of a favorable legal settlement, as well as the disposition of Taxis.

International Results of Operations

(In thousands)	Three Months Ended March 31,		% Change
	2010	2009

Revenue	$337,791	$312,029	8%
Direct operating expenses	239,578	234,728	2%
SG&A	66,880	68,925	(3%)
Depreciation and amortization	52,258	55,258	(5%)

Operating loss	$(20,925)	$(46,882)	55%

International revenue increased approximately $25.8 million during the first quarter of 2010 compared to the same period of 2009, primarily as a result of a $25.1 million increase in foreign exchange. A stronger revenue performance from street furniture across countries as well as increased revenue from billboards in the UK were partially offset by revenue declines in Belgium, primarily due to a contract for a specific event in 2009, and the exit from businesses in Greece, India and the UK Taxi business.

Direct operating expenses increased $4.9 million primarily due to a $17.6 million increase from movements in foreign exchange. Direct operating expenses declined, excluding the impact of foreign currency, primarily as a result of lower site lease expense as a result of our restructuring program. SG&A expenses also decreased primarily due to declines in compensation and administrative expenses resulting from our restructuring program. Also included in SG&A expenses is a $4.9 million increase from movements in foreign exchange.

Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income (Loss)

(In thousands)	Three Months Ended March 31,
	2010	2009
Americas	$37,741	$29,818
International	(20,925)	(46,882)
Corporate expenses	(20,772)	(14,246)
Other operating income - net	1,018	4,612

Consolidated operating loss	$(2,938)	$(26,698)

Share-Based Compensation Expense

As of March 31, 2010, there was $22.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately three years. Included in direct operating expenses, SG&A expenses and corporate expense in the first quarter of 2010 is $1.9 million, $0.7 million and $0.1 million, respectively, of share-based compensation expense. Included in direct operating expenses, SG&A expenses and corporate expense in the first quarter of 2009 is $2.1 million, $0.7 million and $0.2 million, respectively, of share-based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Clear Channel Communications’ Merger

Clear Channel Communications’ capitalization, liquidity and capital resources substantially changed due to the consummation of its merger on July 30, 2008 with entities formed by private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. Upon the closing of the merger, Clear Channel Communications incurred additional debt and became highly leveraged. We are not borrowers or guarantors under Clear Channel Communications’ credit agreements other than for direct borrowings by certain of our International subsidiaries under the $150.0 million sub-limit included in Clear Channel Communications’ $2.0 billion revolving credit facility and we are not a guarantor of Clear Channel Communications’ debt. The obligations of these International subsidiaries that are borrowers under the revolving credit facility are guaranteed by certain of our material wholly-owned subsidiaries, and secured by substantially all of the assets of such borrowers and guarantors, subject to permitted liens and other exceptions. As of March 31, 2010, the outstanding balance on the sub-limit was approximately $150.0 million, of which $5.0 million was drawn by us and the remaining amount drawn by Clear Channel Communications.

Also, so long as Clear Channel Communications maintains a significant interest in us, pursuant to the Master Agreement between Clear Channel Communications and us, Clear Channel Communications will have the option to limit our ability to incur debt or issue equity securities, among other limitations, which could adversely affect our ability to meet our liquidity needs.

In December 2009, one of our indirect wholly-owned subsidiaries, Clear Channel Worldwide Holdings, Inc. (“CCWH”), issued $500.0 million aggregate principal amount of Series A Senior Notes due 2017 and $2.0 billion aggregate principal amount of Series B Senior Notes due 2017 (collectively, the “Notes”). The Notes are guaranteed by the Company, Clear Channel Outdoor, Inc., our direct wholly-owned subsidiary (“CCOI”), and certain other domestic subsidiaries of ours (collectively, the “Guarantors”).

In addition, interest on the Notes accrues daily and is payable into an account established by a trustee for the benefit of the bondholders (the “Trustee Account”). Failure to make daily payment on any day does not constitute an event of default so long as (a) no payment or other transfer by the Company or any of its Subsidiaries shall have been made on such day under the cash management sweep with Clear Channel Communications and (b) on each semiannual interest payment date the aggregate amount of funds in the Trustee Account is equal to at least the aggregate amount of accrued and unpaid interest on the Notes.

The following discussion highlights our cash flow activities during the three months ended March 31, 2010 and 2009.

Cash Flows

(In thousands)	Three Months Ended March 31,
	2010	2009
Cash provided by (used for):
Operating activities	$111,104	$48,934
Investing activities	$(57,974)	$(50,343)
Financing activities	$(70,466)	$(474)

Operating Activities

The increase in cash flow from operations in the first quarter of 2010 compared to the same period of the prior year was primarily driven by improved profitability, including a 5% increase in revenues and a 1% decrease in direct operating and SG&A expenses. Cash flows from operations increased as a result of working capital management, including a $32.1 decrease in accounts receivable and a $41.7 million increase in deferred income.

Investing Activities

Net cash used for investing activities of $58.0 million for the three months ended March 31, 2010 primarily reflects capital expenditures of $49.3 million. We spent $24.7 million in our Americas segment primarily related to the construction of new billboards and $24.6 million in our International segment primarily related to new billboard and street furniture contracts and renewals of existing contracts.

Net cash used for investing activities of $50.3 million for the three months ended March 31, 2009 primarily reflects capital expenditures of $37.2 million related to the construction of new billboards in our Americas segment and new billboard and street furniture contracts and renewals of existing contracts in our International segment.

Financing Activities

Net cash used for financing activities of $70.5 million for the three months ended March 31, 2010 reflects payments on credit facilities and long-term debt of $29.7 million and $4.1 million, respectively, and net transfers to Clear Channel Communications of $37.2 million.

Net cash used for financing activities of $0.5 million for the three months ended March 31, 2009 primarily reflects payments on credit facilities of $2.4 million, partially offset by proceeds received from long-term debt of $1.3 million.

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

We expect to be in compliance with the covenants governing our indebtedness in 2010. However, our anticipated results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants. In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

Furthermore, in its Quarterly Report on Form 10-Q filed with the SEC on May 10, 2010, CC Media Holdings, our indirect parent, stated that it expects to be in compliance with the covenants under Clear Channel Communications’ material financing agreements in 2010, including the financial covenant contained in its senior credit facilities that limits the ratio of its consolidated senior secured debt, net of cash and cash equivalents, to its consolidated adjusted EBITDA for the preceding four quarters. CC Media Holdings similarly stated in its Quarterly Report that its anticipated results are also subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants. Moreover, CC Media Holdings stated in its Quarterly Report that its ability to comply with the covenants in Clear Channel Communications’ material financing agreements may be affected by events beyond CC Media Holdings’ control, including prevailing economic, financial and industry conditions. As discussed therein, the breach of any covenants set forth in Clear Channel Communications’ financing agreements would result in a default thereunder, and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, as discussed therein, the lenders under the revolving credit facility under Clear Channel Communications’ senior secured credit facilities would have the option to terminate their commitments to make further extensions of revolving credit thereunder. In addition, CC Media Holdings stated in its Quarterly Report that if CC Media Holdings is unable to repay Clear Channel Communications’ obligations under any secured credit facility, the lenders under such secured credit facility could proceed against any assets that were pledged to secure such facility. Finally, CC Media Holdings stated in its Quarterly Report that a default or acceleration under any of Clear Channel Communications’ material financing agreements, including the Notes, could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.

For so long as Clear Channel Communications maintains significant control over us, a deterioration in the financial condition of Clear Channel Communications could have the effect of increasing our borrowing costs or impairing our access to capital markets. As of March 31, 2010, Clear Channel Communications had $1.5 billion recorded as “Cash and cash equivalents” on its condensed consolidated balance sheets.

Our ability to fund our working capital needs, debt service and other obligations depends on our future operating performance and cash flow. If our future operating performance does not meet our expectations or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing. We may not be able to secure any such additional financing on terms favorable to us or at all.

SOURCES OF CAPITAL

As of March 31, 2010 and December 31, 2009, we had the following debt outstanding, cash and cash equivalents and amounts due from Clear Channel Communications:

(In thousands)	March 31, 2010	December 31, 2009

CCWH Senior Notes	$2,500,000	$2,500,000
Credit facility ($150.0 million sub-limit within Clear Channel Communications’ $2.0 billion revolving credit facility)	5,000	30,000
Other debt	72,134	78,878

Total debt	2,577,134	2,608,878
Less: Cash and cash equivalents	588,595	609,436
Less: Due from Clear Channel Communications	160,473	123,308

	$1,828,066	$1,876,134

We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Bank Credit Facility ($150.0 million sub-limit within Clear Channel Communications’ $2.0 billion revolving credit facility)

In addition to net cash flows from operations, another source of liquidity is through borrowings under a $150.0 million sub-limit included in Clear Channel Communications’ multicurrency $2.0 billion revolving credit facility with a maturity in July 2014. Certain of our International subsidiaries may borrow under the sub-limit at times which Clear Channel Communications has not already borrowed against this capacity and Clear Channel Communications’ is in compliance with its covenants under the revolving credit facility. The obligations of these International subsidiaries that are borrowers under the revolving credit facility are guaranteed by certain of our material wholly-owned subsidiaries, and secured by substantially all of the assets of such borrowers and guarantors, subject to permitted liens and other exceptions. At March 31, 2010, the outstanding balance on the sub-limit was approximately $5.0 million, the remaining $145.0 million of which was drawn by Clear Channel Communications, with the entire balance to be repaid on or before July 30, 2014.

Promissory Notes with Clear Channel Communications

We maintain accounts that represent net amounts due to or from Clear Channel Communications, which is recorded as “Due from/to Clear Channel Communications” on our condensed consolidated balance sheets. The accounts represent our revolving promissory note issued by us to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to us in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances. Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications. At March 31, 2010 and December 31, 2009, the asset recorded in “Due from Clear Channel Communications” on our condensed consolidated balance sheet was $160.5 million and $123.3 million, respectively. At March 31, 2010, we had no borrowings under the cash management note to Clear Channel Communications.

The net interest income for the three months ended March 31, 2010 and 2009 was $3.4 million and $0.1 million, respectively. At March 31, 2010 and 2009, the interest rate on the “Due from Clear Channel Communications” account was 9.25% and 0.08%, respectively, the first of which represented the interest rate on the Notes and the second of which represented the average one-month generic treasury bill rate as described above.

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

Our working capital requirements and capital for general corporate purposes, including acquisitions and capital expenditures, may be provided to us by Clear Channel Communications, in its sole discretion, pursuant to a revolving promissory note issued by us to Clear Channel Communications. Without the opportunity to obtain financing from Clear Channel Communications, we may need to obtain additional financing from banks or other lenders, or through public offerings or private placements of debt or equity, strategic relationships or other arrangements at some future date. As stated above, we may be unable to successfully obtain additional debt or equity financing on satisfactory terms or at all.

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

Clear Channel Worldwide Holdings Senior Notes

In December 2009, CCWH issued $500.0 million aggregate principal amount of Series A Senior Notes due 2017 and $2.0 billion aggregate principal amount of Series B Senior Notes due 2017. The Notes are guaranteed by us, CCOI, and certain other domestic subsidiaries of ours.

The Series B Notes indenture restricts, among other things, our ability to incur additional indebtedness and to pay dividends and make other restricted payments. In order to incur additional indebtedness, our consolidated leverage ratio (as defined by the indenture) must generally be no greater than 6.5:1 and, in order to incur additional senior indebtedness, our senior leverage ratio (as defined by the indenture) must be no greater than 3.25:1, in each case after giving pro forma effect to such incurrence. Our consolidated leverage ratio, defined generally as our total debt divided by our adjusted EBITDA for the preceding four quarters, was 3.7:1 at March 31, 2010, and our senior leverage ratio, defined generally as our senior debt divided by our adjusted EBITDA for the preceding four quarters, was also 3.7:1 at March 31, 2010. If these ratios are not met, we have various exceptions that allow us to incur additional indebtedness, such as a $150 million basket for credit facilities indebtedness and a $65 million general indebtedness basket. The restrictions on our ability to pay dividends and make other restricted payments are subject to various exceptions, including a $500 million exception for the payment of dividends and a $25 million general exception for the making of other restricted payments.

Other Debt

Other debt consists primarily of loans with international banks. At March 31, 2010, approximately $72.1 million was outstanding as other debt.

Clear Channel Communications’ Debt Covenants

Clear Channel Communications’ senior credit facilities require Clear Channel Communications to comply on a quarterly basis with a financial covenant limiting the ratio of its consolidated senior secured debt, net of cash and cash equivalents, to its consolidated adjusted EBITDA for the preceding four quarters. The maximum ratio under this financial covenant is currently set at 9.5:1 and becomes more restrictive over time beginning in the second quarter of 2013. In its Quarterly Report on Form 10-Q filed with the SEC on May 10, 2010, CC Media Holdings stated that it was in compliance with this covenant as of March 31, 2010.

USES OF CAPITAL

Commitments, Contingencies and Guarantees

We are currently involved in certain legal proceedings. Based on current assumptions, we have accrued an estimate of the probable costs for the resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings.

Seasonality

Typically, both our Americas and International segments experience their lowest financial performance in the first quarter of the calendar year, with International historically experiencing a loss from operations in this period. Our Americas segment historically experiences consistent performance in the remainder of our calendar year. Our International segment typically experiences its strongest performance in the second and fourth quarters of our calendar year. We expect this trend to continue in the future.

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

Equity Price Risk

The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value and comprehensive loss at March 31, 2010 by $2.7 million.

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have increased our net loss for the three months ended March 31, 2010, by approximately $2.2 million and that a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have decreased our net loss by a corresponding amount.

This analysis does not consider the implications such currency fluctuations could have on the overall economic activity that could exist in such an environment in the United States or the foreign countries or on the results of operations of these foreign entities.

New Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-09, Subsequent Events (“ASU 2010-09”). ASU 2010-09 updates ASC Topic 855, Subsequent Events. ASU 2010-09 removes the requirement to disclose the date through which an entity has evaluated subsequent events. The Company adopted the provisions of ASU 2010-09 upon issuance with no material impact to its financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. This update amends ASC Topic 820, Fair Value Measurements and Disclosures, to require new disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements, disaggregation regarding classes of assets and liabilities, valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3. These disclosures are effective for the interim and annual reporting periods beginning after December 15, 2009. Additional new disclosures regarding the purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 beginning with the first interim period. We adopted the relevant disclosure provisions of ASU 2010-06 on January 1, 2010 and will adopt the latter provisions on January 1, 2011 as appropriate.

Cautionary Statement Concerning Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including without limitation, our future operating and financial performance and availability of capital and the terms thereof. Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our future performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. We do not intend, nor do we undertake any duty, to update any forward-looking statements.

A wide range of factors could materially affect future developments and performance, including:

•	risks associated with the current global economic downturn and its impact on capital markets;

•

other general economic and political conditions in the United States and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;

•	the risk that our restructuring program may not be entirely successful;

•	the impact of the geopolitical environment;

•	access to capital markets and borrowed indebtedness;

•	shifts in population and other demographics;

•	industry conditions, including competition;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	changes in labor conditions;

•	fluctuations in exchange rates and currency values;

•	capital expenditure requirements;

•	the outcome of pending and future litigation;

•	legislative or regulatory requirements;

•	changes in interest rates;

•	taxes;

•	the risk that we may not be able to integrate the operations of recently acquired companies successfully;

•	the impact of the above and similar factors on Clear Channel Communications, our primary direct or indirect external source of capital; and

•	certain other factors set forth in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, who joined us effective January 4, 2010, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings

On or about July 12, 2006, two of the Company’s operating businesses in the Sao Paulo, Brazil market received notices of infraction from the state taxing authority, seeking to impose a value added tax (“VAT”) on such businesses, retroactively for the period from December 31, 2001 through January 31, 2006. The taxing authority contends that the Company’s businesses fall within the definition of “communication services” and as such are subject to the VAT. The aggregate amount of tax initially claimed to be owed by both businesses equals approximately $67 million, comprised of approximately $19.4 million in taxes, approximately $38.9 million in penalty and approximately $8.7 million in interest (as of March 31, 2010 at an exchange rate of 0.57). In addition, the taxing authority is seeking to impose an additional aggregate amount of interest on the tax and penalty amounts until the initial tax, penalty and interest are paid of approximately $26.4 million (as of March 31, 2010 at an exchange rate of 0.57). The aggregate amount of additional interest accrues daily at an interest rate promulgated by the Brazilian government, which at March 31, 2010 is equal to approximately $0.69 million per month.

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

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009. There have not been any material changes in the risk factors disclosed in the 2009 Annual Report on Form 10-K.

Additional information relating to risk factors is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Risks Regarding Forward-Looking Statements.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s purchases of our Class A common stock registered pursuant to Section 12 of the Exchange Act that occurred during the first quarter ended March 31, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	—	—	—	—
February 1 through February 28	178	$9.55	—	—
March 1 through March 31	—	—	—	—
Total	178	$9.55	—	—

(1)	The shares indicated consist of shares tendered by employees to the Company during the three months ended March 31, 2010 to satisfy the employees’ tax withholding obligations in connection with the vesting and release of restricted shares, which are repurchased by the Company based on their fair market value on the date the relevant transaction occurs.
(2)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

11*	Statement re: Computation of Per Share Earnings.

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

May 10, 2010	/s/ Scott D. Hamilton
Scott D. Hamilton
Chief Accounting Officer