Form 10-Q
period 2010-06-30
Clear Channel Outdoor Holdings, Inc.
filed 2010-08-09
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2010
Class A Common Stock, $.01 par value	40,931,673
Class B Common Stock, $.01 par value	315,000,000

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	UNAUDITED FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2010 (Unaudited)	December 31, 2009
CURRENT ASSETS
Cash and cash equivalents	$616,544	$609,436
Accounts receivable, net	707,242	730,306
Other current assets	255,210	300,803

Total Current Assets	1,578,996	1,640,545

PROPERTY, PLANT AND EQUIPMENT
Structures, net	2,027,471	2,143,972
Other property, plant and equipment, net	278,435	296,666

INTANGIBLE ASSETS
Definite-lived intangibles, net	727,914	799,144
Indefinite-lived intangibles	1,122,878	1,132,218
Goodwill	831,784	861,592

OTHER ASSETS
Due from Clear Channel Communications	146,985	123,308
Other assets	199,594	194,977

Total Assets	$6,914,057	$7,192,422

CURRENT LIABILITIES
Accounts payable and accrued expenses	$552,132	$614,442
Deferred income	137,386	109,578
Current portion of long-term debt	16,213	47,073

Total Current Liabilities	705,731	771,093

Long-term debt	2,546,044	2,561,805
Deferred tax liability	806,661	841,911
Other long-term liabilities	256,717	256,236
Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY

Noncontrolling interest	191,895	193,730
Class A common stock	409	407
Class B common stock	3,150	3,150
Additional paid-in capital	6,674,591	6,669,247
Retained deficit	(3,943,735)	(3,886,826)
Accumulated other comprehensive loss	(327,122)	(218,177)
Cost of shares held in treasury	(284)	(154)

Total Shareholders’ Equity	2,598,904	2,761,377

Total Liabilities and Shareholders’ Equity	$6,914,057	$7,192,422

See notes to consolidated financial statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$701,407	$692,117	$1,310,175	$1,274,333
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	385,884	392,309	764,770	771,917
Selling, general and administrative expenses (excludes depreciation and amortization)	130,692	121,342	242,049	239,106
Depreciation and amortization	105,299	114,808	207,008	216,716
Corporate expenses (excludes depreciation and amortization)	23,757	15,653	44,529	29,899
Impairment charges	—	812,390	—	812,390
Other operating income – net	1,720	4,353	2,738	8,965

Operating income (loss)	57,495	(760,032)	54,557	(786,730)

Interest expense on debt with Clear Channel Communications	—	36,835	—	73,810
Interest expense	60,395	1,362	118,713	3,274
Interest income on Due from Clear Channel Communications	3,806	111	7,219	225
Equity in earnings (loss) of nonconsolidated affiliates	4	(21,755)	(799)	(24,048)
Other expense – net	(4,155)	(2,612)	(4,992)	(5,780)

Loss before income taxes	(3,245)	(822,485)	(62,728)	(893,417)
Income tax benefit	741	133,124	11,445	112,701

Consolidated net loss	(2,504)	(689,361)	(51,283)	(780,716)
Amount attributable to noncontrolling interest	6,623	(263)	5,626	(3,738)

Net loss attributable to the Company	$(9,127)	$(689,098)	$(56,909)	$(776,978)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(67,087)	114,405	(106,589)	68,916
Foreign currency reclassification adjustment	(1,365)	(513)	(1,141)	(513)
Unrealized (loss) gain on marketable securities	(2,328)	6,581	(4,948)	(9,150)

Comprehensive loss	(79,907)	(568,625)	(169,587)	(717,725)

Amount attributable to noncontrolling interest	(3,891)	6,471	(3,733)	4,021

Comprehensive loss attributable to the Company	$(76,016)	$(575,096)	$(165,854)	$(721,746)

Net loss per common share:
Basic	$(0.03)	$(1.94)	$(0.16)	$(2.19)
Weighted average common shares outstanding – Basic	355,542	355,370	355,502	355,351
Diluted	$(0.03)	$(1.94)	$(0.16)	$(2.19)
Weighted average common shares outstanding – Diluted	355,542	355,370	355,502	355,351

See notes to consolidated financial statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Consolidated net loss	$(51,283)	$(780,716)

Reconciling items:
Impairment charge	—	812,390
Depreciation and amortization	207,008	216,716
Deferred taxes	(29,133)	(125,851)
Provision for doubtful accounts	2,150	7,679
Other reconciling items, net	11,562	21,882
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(25,948)	41,205
Increase in deferred income	35,276	35,618
Increase (decrease) in accounts payable, accrued expenses and other liabilities	5,202	(64,072)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	18,103	(25,200)

Net cash provided by operating activities	172,937	139,651

Cash flows from investing activities:
Purchases of property, plant and equipment	(86,716)	(66,822)
Acquisition of operating assets, net of cash acquired	(425)	(5,097)
Change in other – net	1,423	10,807

Net cash used for investing activities	(85,718)	(61,112)

Cash flows from financing activities:
Draws on credit facilities	304	444
Payments on credit facilities	(43,541)	(5,999)
Proceeds from long-term debt	6,844	—
Payments on long-term debt	(7,829)	(310)
Net transfers to Clear Channel Communications	(23,677)	(45,538)
Payments for purchase of noncontrolling interest	—	(12,952)
Change in other – net	(3,571)	(36)

Net cash used for financing activities	(71,470)	(64,391)

Effect of exchange rate changes on cash	(8,641)	(4,349)

Net increase in cash and cash equivalents	7,108	9,799

Cash and cash equivalents at beginning of period	609,436	94,812

Cash and cash equivalents at end of period	$616,544	$104,611

See notes to consolidated financial statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: BASIS OF PRESENTATION

Preparation of Interim Financial Statements

The accompanying consolidated financial statements were prepared by Clear Channel Outdoor Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

The consolidated financial statements include the accounts of the Company and its subsidiaries and give effect to allocations of expenses from the Company’s indirect parent entity, Clear Channel Communications, Inc. (“Clear Channel Communications”). These allocations were made on a specifically identifiable basis or using relative percentages of headcount or other methods management considered to be a reasonable reflection of the utilization of services provided. Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method. All significant intercompany transactions are eliminated in the consolidation process.

Certain prior-period amounts have been reclassified to conform to the 2010 presentation.

Note 2: PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at June 30, 2010 and December 31, 2009, respectively:

(In thousands)	June 30, 2010	December 31, 2009
Land, buildings and improvements	$200,831	$207,939
Structures	2,499,110	2,514,602
Furniture and other equipment	70,194	71,567
Construction in progress	49,404	51,598

	2,819,539	2,845,706
Less accumulated depreciation	513,633	405,068

Property, plant and equipment, net	$2,305,906	$2,440,638

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at June 30, 2010 and December 31, 2009, respectively:

(In thousands)	June 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other contractual rights	$762,912	$194,242	$803,297	$166,803
Other	172,178	12,934	172,394	9,744

Total	$935,090	$207,176	$975,691	$176,547

Total amortization expense related to definite-lived intangible assets was $30.2 million and $28.6 million for the three months ended June 30, 2010 and 2009, respectively, and $53.8 million and $47.5 million for the six months ended June 30, 2010 and 2009, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2011	$84,412
2012	76,019
2013	70,349
2014	63,187
2015	48,131

Indefinite-lived Intangible Assets

The Company’s indefinite-lived intangible assets consist of billboard permits. The Company’s billboard permits are effectively issued in perpetuity by state and local governments and are transferable at little or no cost.

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments.

(In thousands)	Americas	International	Total
Balance as of December 31, 2008	$892,598	$287,543	$1,180,141
Acquisitions	2,250	110	2,360
Foreign currency translation	16,293	17,412	33,705
Purchase accounting adjustments –net	68,896	45,042	113,938
Impairment	(390,374)	(73,764)	(464,138)
Other	(4,414)	—	(4,414)

Balance as of December 31, 2009	$585,249	$276,343	$861,592

Foreign currency	19	(29,827)	(29,808)

Balance as of June 30, 2010	$585,268	$246,516	$831,784

The balance at December 31, 2008 is net of cumulative impairments of $2.3 billion and $173.4 million in the Americas and International segments, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 3: LONG-TERM DEBT

Long-term debt at June 30, 2010 and December 31, 2009 consisted of the following:

(In thousands)	June 30, 2010	December 31, 2009
Clear Channel Worldwide Holdings Senior Notes:
9.25% Series A Senior Notes Due 2017	$500,000	$500,000
9.25% Series B Senior Notes Due 2017	2,000,000	2,000,000
Credit facility ($150.0 million sub-limit within Clear Channel Communications’ $2.0 billion revolving credit facility)	—	30,000
Other debt	62,257	78,878

Total debt	2,562,257	2,608,878
Less: Current portion	16,213	47,073

Total long-term debt	$2,546,044	$2,561,805

The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $2.6 billion and $2.7 billion at June 30, 2010 and December 31, 2009, respectively.

Note 4: OTHER DEVELOPMENTS

Restructuring Program

In the fourth quarter of 2008, the Company initiated a company-wide strategic review of its costs and organizational structure to identify opportunities to maximize efficiency and realign expenses with the Company’s current and long-term business outlook (the “restructuring program”). As of June 30, 2010, the Company had incurred a total of $104.5 million of costs in conjunction with this restructuring program.

No assurance can be given that the restructuring program will achieve all of the anticipated cost savings in the timeframe expected or at all, or that the cost savings will be sustainable. In addition, the Company may modify or terminate the restructuring program in response to economic conditions or otherwise.

Share-based Compensation Expense

Share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. The following table presents the amount of share-based compensation expense recorded during the three and six months ended June 30, 2010 and 2009, respectively:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Direct operating expenses	$2,203	$1,935	$4,132	$4,004
Selling, general and administrative expenses	805	706	1,509	1,461
Corporate expenses	97	207	181	429

Total share-based compensation expense	$3,105	$2,848	$5,822	$5,894

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

As of June 30, 2010, there was $20.3 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately three years.

Supplemental Disclosures

During the six months ended June 30, 2010, cash paid for interest and income taxes, net of income tax refunds of $1.0 million, was as follows:

(In thousands)	Six Months Ended June 30, 2010
Interest	$119,860
Income taxes	$14,919

Income tax benefit

The Company’s income tax benefit for the three and six months ended June 30, 2010 and 2009, respectively, consisted of the following components:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Current tax expense	$(9,538)	$(10,479)	$(17,688)	$(13,150)
Deferred tax benefit	10,279	143,603	29,133	125,851

Income tax benefit	$741	$133,124	$11,445	$112,701

The effective tax rate is the provision for income taxes as a percent of income from continuing operations before income taxes. The Company’s effective tax rate for the three and six months ended June 30, 2010 was 22.8% and 18.2%, respectively, compared to an effective rate of 16.2% and 12.6% for the three and six months ended June 30, 2009, respectively. The 2010 effective rate was impacted primarily as a result of the Company’s inability to benefit from tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years. The change in the effective rate compared to the same period of the prior year was impacted primarily as a result of a deferred tax valuation allowance recorded in 2009 due to the uncertainty of the Company’s ability to utilize Federal and foreign tax losses at that time and the impairment charge on goodwill recorded in 2009.

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

The cost, unrealized holding gains or losses, and fair value of the Company’s marketable equity securities at June 30, 2010 and December 31, 2009, respectively, are as follows:

(In thousands)	June 30, 2010				December 31, 2009
Investments	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Available-for-sale	$14,506	$(3,618)	$64	$10,952	$14,506	$—	$1,405	$15,911

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 6: COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are currently involved in certain legal proceedings arising in the ordinary course of business and, as required, the Company has accrued its estimate of the probable costs for resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings.

As of June 30, 2010, Clear Channel Communications had outstanding commercial standby letters of credit and surety bonds of $47.0 million and $42.8 million, respectively, held on behalf of the Company. These letters of credit and surety bonds relate to various operational matters, including insurance, bid and performance bonds, as well as other items.

Note 7: RELATED PARTY TRANSACTIONS

The Company records net amounts due to or from Clear Channel Communications as “Due from/to Clear Channel Communications” on the condensed consolidated balance sheets. The accounts represent the revolving promissory note issued by the Company to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to the Company, in the face amounts of $1.0 billion, or if more or less than such amounts, the aggregate unpaid principal amount of all advances. The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand.

Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, the Company maintains collection bank accounts swept daily into accounts of Clear Channel Communications. In return, Clear Channel Communications funds the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment. The Company’s claim in relation to cash transferred from its concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account. At June 30, 2010 and December 31, 2009, the asset recorded in “Due from Clear Channel Communications” on the condensed consolidated balance sheets was $147.0 million and $123.3 million, respectively. As June 30, 2010, we had no borrowings under the cash management note to Clear Channel Communications.

The net interest income for the three and six months ended June 30, 2010 was $3.8 million and $7.2 million, respectively. The net interest income for the three and six months ended June 30, 2009 was $0.1 million and $0.2 million, respectively. At June 30, 2009, the interest rate on the “Due from Clear Channel Communications” account was 0.09%, which represented the average one-month generic treasury bill rate. At June 30, 2010, the interest rate on the “Due from Clear Channel Communications” account was 9.25%.

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

The Company provides advertising space on its billboards for radio stations owned by Clear Channel Communications. For the three months ended June 30, 2010 and 2009, the Company recorded $0.8 million and $1.2 million, respectively, in revenue for these advertisements. For the six months ended June 30, 2010 and 2009, the Company recorded $1.8 million and $1.3 million, respectively, in revenue for these advertisements.

Under the Corporate Services Agreement between Clear Channel Communications and the Company, Clear Channel Communications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services. These services are charged to the Company based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For the three months ended June 30, 2010 and 2009, the Company recorded $9.8 million and $7.9 million, respectively, as a component of corporate expenses for these services. For the six months ended June 30, 2010 and 2009, the Company recorded $18.6 million and $14.2 million, respectively, as a component of corporate expenses for these services.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

Pursuant to the Employee Matters Agreement, the Company’s employees participate in Clear Channel Communications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan. These costs are recorded as a component of selling, general and administrative expenses and were approximately $2.5 million and $2.3 million for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, the Company recorded approximately $5.1 million and $5.0 million, respectively, as a component of selling, general and administrative expenses for these services.

Note 8: EQUITY AND COMPREHENSIVE INCOME (LOSS)

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The following table shows the changes in equity attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at December 31, 2009	$2,567,647	$193,730	$2,761,377
Net income (loss)	(56,909)	5,626	(51,283)
Foreign currency translation adjustments	(102,856)	(3,733)	(106,589)
Unrealized holding loss on marketable securities	(4,948)	—	(4,948)
Reclassification adjustment	(1,141)	—	(1,141)
Other - net	5,216	(3,728)	1,488

Balances at June 30, 2010	$2,407,009	$191,895	$2,598,904

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at December 31, 2008	$3,332,010	$211,813	$3,543,823
Net loss	(776,978)	(3,738)	(780,716)
Foreign currency translation adjustments	64,895	4,021	68,916
Unrealized holding loss on marketable securities	(9,150)	—	(9,150)
Other - net	(4,365)	(2,283)	(6,648)

Balances at June 30, 2009	$2,606,412	$209,813	$2,816,225

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 9: SEGMENT DATA

The Company has two reportable segments, which it believes best reflect how the Company is currently managed – Americas and International. The Americas segment primarily includes operations in the United States, Canada and Latin America, and the International segment includes operations primarily in Europe, Asia and Australia. Share-based compensation expense is recorded by each segment in direct operating expenses and selling, general and administrative expenses. The following table presents the Company’s operating segment results for the three and six months ended June 30, 2010 and 2009, respectively:

(In thousands)	Americas	International	Corporate, and other reconciling items	Consolidated

Three months ended June 30, 2010
Revenue	$323,769	$377,638	$—	$701,407
Direct operating expenses	144,298	241,586	—	385,884
Selling, general and administrative expenses	64,075	66,617	—	130,692
Depreciation and amortization	55,729	49,570	—	105,299
Corporate expenses	—	—	23,757	23,757
Other operating income - net	—	—	1,720	1,720

Operating income (loss)	$59,667	$19,865	$(22,037)	$57,495

Share-based compensation expense	$2,316	$692	$97	$3,105

Three months ended June 30, 2009
Revenue	$315,553	$376,564	$—	$692,117
Direct operating expenses	148,755	243,554	—	392,309
Selling, general and administrative expenses	51,398	69,944	—	121,342
Depreciation and amortization	57,860	56,948	—	114,808
Corporate expenses	—	—	15,653	15,653
Impairment charges	—	—	812,390	812,390
Other operating income - net	—	—	4,353	4,353

Operating income (loss)	$57,540	$6,118	$(823,690)	$(760,032)

Share-based compensation expense	$2,028	$613	$207	$2,848

Six months ended June 30, 2010
Revenue	$594,746	$715,429	$—	$1,310,175
Direct operating expenses	283,606	481,164	—	764,770
Selling, general and administrative expenses	108,552	133,497	—	242,049
Depreciation and amortization	105,180	101,828	—	207,008
Corporate expenses	—	—	44,529	44,529
Other operating income - net	—	—	2,738	2,738

Operating income (loss)	$97,408	$(1,060)	$(41,791)	$54,557

Share-based compensation expense	$4,346	$1,295	$181	$5,822

Six months ended June 30, 2009
Revenue	$585,740	$688,593	$—	$1,274,333
Direct operating expenses	293,635	478,282	—	771,917
Selling, general and administrative expenses	100,237	138,869	—	239,106
Depreciation and amortization	104,510	112,206	—	216,716
Corporate expenses	—	—	29,899	29,899
Impairment charge	—	—	812,390	812,390
Other operating income - net	—	—	8,965	8,965

Operating income (loss)	$87,358	$(40,764)	$(833,324)	$(786,730)

Share-based compensation expense	$4,196	$1,269	$429	$5,894

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Revenue of $408.9 million and $401.1 million derived from the Company’s non-U.S. operations is included in the data above for the three months ended June 30, 2010 and 2009, respectively. Revenue of $779.2 million and $736.6 million derived from the Company’s non-U.S. operations is included in the data above for the six months ended June 30, 2010 and 2009, respectively.

Note 10: GUARANTOR SUBSIDIARIES

The Company and certain of the Company’s direct and indirect wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guarantee on a joint and several basis certain of the outstanding indebtedness of Clear Channel Worldwide Holdings, Inc. (the “Subsidiary Issuer”). The following consolidating schedules present financial information on a combined basis in conformity with the SEC’s Regulation S-X Rule 3-10(d):

	June 30, 2010
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$435,214	$181,330	$—	$616,544
Accounts receivable, net	—	—	264,620	442,622	—	707,242
Intercompany receivables	—	7,779	612,556	—	(620,335)	—
Other current assets	1,306	606	111,318	141,980	—	255,210

Total Current Assets	1,306	8,385	1,423,708	765,932	(620,335)	1,578,996

Property, plant and equipment, net	—	—	1,524,032	781,874	—	2,305,906
Definite-lived intangibles, net	—	—	412,198	315,716	—	727,914
Indefinite-lived intangibles	—	—	1,108,376	14,502	—	1,122,878
Goodwill	—	—	571,932	259,852	—	831,784
Due from Clear Channel Communications	146,985	—	—	—	—	146,985
Intercompany notes receivable	182,026	2,700,000	9,243	18,105	(2,909,374)	—
Other assets	2,684,251	940,209	1,385,263	87,573	(4,897,702)	199,594

Total Assets	$3,014,568	$3,648,594	$6,434,752	$2,243,554	$(8,427,411)	$6,914,057

Accounts payable and accrued expenses	$—	$1,349	$137,653	$413,130	$—	$552,132
Intercompany notes payable	599,843	—	7,779	12,713	(620,335)	—
Deferred income	—	—	56,409	80,977	—	137,386
Current portion of long-term debt	—	—	75	16,138	—	16,213

Total Current Liabilities	599,843	1,349	201,916	522,958	(620,335)	705,731

Long-term debt	—	2,500,000	—	46,044	—	2,546,044
Intercompany notes payable	7,491	—	2,692,640	209,243	(2,909,374)	—
Deferred income taxes	225	—	758,644	47,792	—	806,661
Other long-term liabilities	—	1,262	97,301	158,154	—	256,717
Total shareholders’ equity	2,407,009	1,145,983	2,684,251	1,259,363	(4,897,702)	2,598,904

Total Liabilities and Shareholders’ Equity	$3,014,568	$3,648,594	$6,434,752	$2,243,554	$(8,427,411)	$6,914,057

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	December 31, 2009
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$431,105	$178,331	$—	$609,436
Accounts receivable, net	—	—	249,325	480,981	—	730,306
Intercompany receivables	—	4,689	582,554	20,606	(607,849)	—
Other current assets	2,796	(1,935)	122,636	177,306	—	300,803

Total Current Assets	2,796	2,754	1,385,620	857,224	(607,849)	1,640,545

Property, plant and equipment, net	—	—	1,562,256	878,382	—	2,440,638
Definite-lived intangibles, net	—	—	423,935	375,209	—	799,144
Indefinite-lived intangibles	—	—	1,117,568	14,650	—	1,132,218
Goodwill	—	—	571,932	289,660	—	861,592
Intercompany notes receivable	182,026	2,700,000	9,243	18,235	(2,909,504)	—
Due from Clear Channel Communications	123,308	—	—	—	—	123,308
Other assets	2,849,918	1,075,719	1,517,111	80,019	(5,327,790)	194,977

Total Assets	$3,158,048	$3,778,473	$6,587,665	$2,513,379	$(8,845,143)	$7,192,422

Accounts payable and accrued expenses	$—	$—	$112,492	$501,950	$—	$614,442
Intercompany notes payable	582,554	—	25,295	—	(607,849)	—
Deferred income	—	—	38,579	70,999	—	109,578
Current portion of long-term debt	—	—	77	46,996	—	47,073

Total Current Liabilities	582,554	—	176,443	619,945	(607,849)	771,093

Long-term debt	—	2,500,000	—	61,805	—	2,561,805
Intercompany notes payable	7,622	—	2,692,639	209,243	(2,909,504)	—
Deferred tax liability	225	—	780,846	60,840	—	841,911
Other long-term liabilities	—	1,225	87,819	167,192	—	256,236
Total shareholders’ equity	2,567,647	1,277,248	2,849,918	1,394,354	(5,327,790)	2,761,377

Total Liabilities and Shareholders’ Equity	$3,158,048	$3,778,473	$6,587,665	$2,513,379	$(8,845,143)	$7,192,422

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Three Months Ended June 30, 2010
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$285,917	$415,490	$—	$701,407
Operating expenses:
Direct operating expenses	—	—	122,478	263,406	—	385,884
Selling, general and administrative expenses	—	—	55,598	75,094	—	130,692
Depreciation and amortization	—	—	52,171	53,128	—	105,299
Corporate expenses	3,530	535	14,250	5,442	—	23,757
Other operating income – net	—	—	470	1,250	—	1,720

Operating income (loss)	(3,530)	(535)	41,890	19,670	—	57,495
Interest expense	141	57,813	1,656	785	—	60,395
Interest income on debt with Clear Channel Communications	—	—	3,806	—	—	3,806
Intercompany interest income	3,579	58,606	—	249	(62,434)	—
Intercompany interest expense	121	—	61,668	645	(62,434)	—
Equity in earnings (loss) of nonconsolidated affiliates	(8,994)	54	2,623	21	6,300	4
Other expense – net	—	—	(3)	(4,152)	—	(4,155)

Income (loss) before income taxes	(9,207)	312	(15,008)	14,358	6,300	(3,245)
Income tax benefit (expense)	80	606	6,014	(5,959)	—	741

Consolidated net income (loss)	(9,127)	918	(8,994)	8,399	6,300	(2,504)
Amount attributable to noncontrolling interest	—	—	—	6,623	—	6,623

Net income (loss) attributable to the Company	$(9,127)	$918	$(8,994)	$1,776	$6,300	$(9,127)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	1,805	—	(68,892)	—	(67,087)
Foreign currency reclassification adjustment	—	—	—	(1,365)	—	(1,365)
Unrealized loss on marketable securities	—	—	—	(2,328)	—	(2,328)
Equity in subsidiary comprehensive income	(66,889)	(65,481)	(66,889)	—	199,259	—

Comprehensive income (loss)	$(76,016)	$(62,758)	$(75,883)	$(70,809)	$205,559	$(79,907)
Amount attributable to noncontrolling interest	—	—	—	(3,891)	—	(3,891)

Comprehensive income (loss) attributable to the Company	$(76,016)	$(62,758)	$(75,883)	$(66,918)	$205,559	$(76,016)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Three Months Ended June 30, 2009
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$285,429	$406,688	$—	$692,117
Operating expenses:
Direct operating expenses	—	—	131,989	260,320	—	392,309
Selling, general and administrative expenses	—	—	44,335	77,007	—	121,342
Depreciation and amortization	—	—	54,212	60,596	—	114,808
Corporate expenses	4,091	—	8,257	3,305	—	15,653
Impairment charges	—	—	691,500	120,890	—	812,390
Other operating income – net	—	—	3,774	579	—	4,353

Operating loss	(4,091)	—	(641,090)	(114,851)	—	(760,032)
Interest expense on debt with Clear Channel Communications	—	—	36,724	—	—	36,724
Interest expense	78	—	148	1,136	—	1,362
Intercompany interest income	2,667	373	267	355	(3,662)	—
Intercompany interest expense	256	—	2,766	640	(3,662)	—
Equity in earnings (loss) of nonconsolidated affiliates	(687,998)	(77,276)	(142,452)	(21,372)	907,343	(21,755)
Other expense – net	—	—	(96)	(2,516)	—	(2,612)

Income (loss) before income taxes	(689,756)	(76,903)	(823,009)	(140,160)	907,343	(822,485)
Income tax benefit (expense)	658	(487)	135,394	(2,441)	—	133,124

Consolidated net income (loss)	(689,098)	(77,390)	(687,615)	(142,601)	907,343	(689,361)
Amount attributable to noncontrolling interest	—	—	—	(263)	—	(263)

Net income (loss) attributable to the Company	$(689,098)	$(77,390)	$(687,615)	$(142,338)	$907,343	$(689,098)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	114,405	—	114,405
Foreign currency reclassification adjustment	—	—	—	(513)	—	(513)
Unrealized gain on marketable securities	—	—	—	6,581	—	6,581
Equity in subsidiary comprehensive income	114,002	83,890	114,002	—	(311,894)	—

Comprehensive income (loss)	(575,096)	6,500	(573,613)	(21,865)	595,449	(568,625)
Amount attributable to noncontrolling interest	—	—	—	6,471	—	6,471

Comprehensive income (loss) attributable to the Company	$(575,096)	$6,500	$(573,613)	$(28,336)	$595,449	$(575,096)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Six Months Ended June 30, 2010
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$519,443	$790,732	$—	$1,310,175
Operating expenses:
Direct operating expenses	—	—	242,096	522,674	—	764,770
Selling, general and administrative expenses	—	—	92,700	149,349	—	242,049
Depreciation and amortization	—	—	98,013	108,995	—	207,008
Corporate expenses	6,900	535	26,719	10,375	—	44,529
Other operating income – net	—	—	1,967	771	—	2,738

Operating income (loss)	(6,900)	(535)	61,882	110	—	54,557
Interest expense	249	115,062	1,286	2,116	—	118,713
Interest income on debt with Clear Channel Communications	—	—	7,219	—	—	7,219
Intercompany interest income	7,091	115,745	—	493	(123,329)	—
Intercompany interest expense	242	—	121,854	1,233	(123,329)	—
Equity in earnings (loss) of nonconsolidated affiliates	(56,722)	(25,928)	(19,565)	(616)	102,032	(799)
Other expense – net	—	—	(91)	(4,901)	—	(4,992)

Income (loss) before income taxes	(57,022)	(25,780)	(73,695)	(8,263)	102,032	(62,728)
Income tax benefit (expense)	113	301	16,973	(5,942)	—	11,445

Consolidated net income (loss)	(56,909)	(25,479)	(56,722)	(14,205)	102,032	(51,283)
Amount attributable to noncontrolling interest	—	—	—	5,626	—	5,626

Net income (loss) attributable to the Company	$(56,909)	$(25,479)	$(56,722)	$(19,831)	$102,032	$(56,909)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	3,796	—	(110,385)	—	(106,589)
Foreign currency reclassification adjustment	—	—	—	(1,141)	—	(1,141)
Unrealized loss on marketable securities	—	—	—	(4,948)	—	(4,948)
Equity in subsidiary comprehensive income	(108,945)	(109,582)	(108,945)	—	327,472	—

Comprehensive income (loss)	$(165,854)	$(131,265)	$(165,667)	$(136,305)	$429,504	$(169,587)
Amount attributable to noncontrolling interest	—	—	—	(3,733)	—	(3,733)

Comprehensive income (loss) attributable to the Company	$(165,854)	$(131,265)	$(165,667)	$(132,572)	$429,504	$(165,854)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Six Months Ended June 30, 2009
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$526,694	$747,639	$—	$1,274,333
Operating expenses:
Direct operating expenses	—	—	260,658	511,259	—	771,917
Selling, general and administrative expenses	—	—	87,126	151,980	—	239,106
Depreciation and amortization	—	—	97,291	119,425	—	216,716
Corporate expenses	6,634	—	16,775	6,490	—	29,899
Impairment charges	—	—	691,500	120,890	—	812,390
Other operating income – net	—	—	5,269	3,696	—	8,965

Operating loss	(6,634)	—	(621,387)	(158,709)	—	(786,730)
Interest expense on debt with Clear Channel Communications	—	—	73,585	—	—	73,585
Interest expense	237	—	217	2,820	—	3,274
Intercompany interest income	5,359	727	527	549	(7,162)	—
Intercompany interest expense	392	—	5,516	1,254	(7,162)	—
Equity in earnings (loss) of nonconsolidated affiliates	(775,787)	(128,953)	(192,381)	(23,651)	1,096,724	(24,048)
Other expense – net	—	—	(273)	(5,507)	—	(5,780)

Income (loss) before income taxes	(777,691)	(128,226)	(892,832)	(191,392)	1,096,724	(893,417)
Income tax benefit (expense)	713	(529)	117,428	(4,911)	—	112,701

Consolidated net income (loss)	(776,978)	(128,755)	(775,404)	(196,303)	1,096,724	(780,716)
Amount attributable to noncontrolling interest	—	—	—	(3,738)	—	(3,738)

Net income (loss) attributable to the Company	$(776,978)	$(128,755)	$(775,404)	$(192,565)	$1,096,724	$(776,978)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	68,916	—	68,916
Foreign currency reclassification adjustment	—	—	—	(513)	—	(513)
Unrealized loss on marketable securities	—	—	—	(9,150)	—	(9,150)
Equity in subsidiary comprehensive income	55,232	26,157	55,232	—	(136,621)	—

Comprehensive income (loss)	(721,746)	(102,598)	(720,172)	(133,312)	960,103	(717,725)

Amount attributable to noncontrolling interest	—	—	—	4,021	—	4,021

Comprehensive income (loss) attributable to the Company	$(721,746)	$(102,598)	$(720,172)	$(137,333)	$960,103	$(721,746)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Six Months Ended June 30, 2010
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(56,909)	$(25,479)	$(56,722)	$(14,205)	$102,032	$(51,283)
Reconciling items:
Depreciation and amortization	—	—	98,013	108,995	—	207,008
Deferred tax benefit	—	—	(20,314)	(8,819)	—	(29,133)
Provision for doubtful accounts	—	—	280	1,870	—	2,150
Other reconciling items - net	56,722	29,724	17,212	9,936	(102,032)	11,562
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	—	(15,602)	(10,346)	—	(25,948)
Increase in deferred income	—	—	18,475	16,801	—	35,276
Increase (decrease) in accounts payable, accrued expenses and other liabilities	—	571	37,734	(33,103)	—	5,202
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	1,647	(1,725)	11,292	6,889	—	18,103

Net cash provided by operating activities	1,460	3,091	90,368	78,018	—	172,937
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(36,968)	(49,748)	—	(86,716)
Acquisition of operating assets, net of cash acquired	—	—	(425)	—	—	(425)
Equity contributions to subsidiaries	—	—	(331)	—	331	—
Dividends from subsidiaries	—	—	107	—	(107)	—
Change in other - net	—	—	1,862	(309)	(130)	1,423

Net cash provided by (used for) investing activities	—	—	(35,755)	(50,057)	94	(85,718)
Cash flows from financing activities:
Draws on credit facilities	—	—	—	304	—	304
Payments on credit facilities	—	—	(2)	(43,539)	—	(43,541)
Proceeds from long-term debt	—	—	—	6,844	—	6,844
Payments on long-term debt	—	—	—	(7,829)	—	(7,829)
Net transfers to Clear Channel Communications	(23,677)	—	—	—	—	(23,677)
Intercompany funding	21,577	(3,091)	(50,502)	32,016	—	—
Increase (decrease) in intercompany notes payable - net	(130)	—	—	—	130	—
Dividends declared and paid	—	—	—	(107)	107	—
Equity contributions from parent	—	—	—	331	(331)	—
Change in other - net	770	—	—	(4,341)	—	(3,571)

Net cash used for financing activities	(1,460)	(3,091)	(50,504)	(16,321)	(94)	(71,470)

Effect of exchange rate changes on cash	—	—	—	(8,641)	—	(8,641)

Net increase in cash and cash equivalents	—	—	4,109	2,999	—	7,108

Cash and cash equivalents at beginning of period	—	—	431,105	178,331	—	609,436

Cash and cash equivalents at end of period	$—	$—	$435,214	$181,330	$—	$616,544

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Six Months Ended June 30, 2009
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(776,978)	$(128,755)	$(775,404)	$(196,303)	$1,096,724	$(780,716)
Reconciling items:
Depreciation and amortization	—	—	97,291	119,425	—	216,716
Impairment charges	—	—	691,500	120,890	—	812,390
Deferred tax expense (benefit)	74	—	(120,406)	(5,519)	—	(125,851)
Provision for doubtful accounts	—	—	2,908	4,771	—	7,679
Other reconciling items - net	775,787	128,953	191,737	22,129	(1,096,724)	21,882
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	—	(865)	42,070	—	41,205
Increase in deferred income	—	—	14,522	21,096	—	35,618
Increase (decrease) in accounts payable, accrued expenses and other liabilities	—	33	(681)	(63,424)	—	(64,072)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions	(1,039)	(456)	(8,995)	(14,710)	—	(25,200)

Net cash provided by (used for) operating activities	(2,156)	(225)	91,607	50,425	—	139,651
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(32,478)	(34,344)	—	(66,822)
Acquisition of operating assets, net of cash acquired	—	—	(4,987)	(110)	—	(5,097)
Equity contributions to subsidiaries	—	—	(58)	—	58	—
Change in other - net	(53)	—	5,065	7,974	(2,179)	10,807

Net cash used for investing activities	(53)	—	(32,458)	(26,480)	(2,121)	(61,112)
Cash flows from financing activities:
Draws on credit facilities	—	—	—	444	—	444
Payments on credit facilities	—	—	(953)	(5,046)	—	(5,999)
Payments on long-term debt	—	—	—	(310)	—	(310)
Net transfers from Clear Channel Communications	(45,538)	—	—	—	—	(45,538)
Intercompany funding	47,783	225	(49,698)	1,690	—	—
Dividends declared and paid	—	—	—	(2,179)	2,179	—
Payments for purchase of noncontrolling interest	—	—	—	(12,952)	—	(12,952)
Change in other - net	(36)	—	—	58	(58)	(36)

Net cash provided by (used for) financing activities	2,209	225	(50,651)	(18,295)	2,121	(64,391)

Effect of exchange rate changes on cash	—	—	—	(4,349)	—	(4,349)

Net increase in cash and cash equivalents	—	—	8,498	1,301	—	9,799

Cash and cash equivalents at beginning of period	—	—	(14,800)	109,612	—	94,812

Cash and cash equivalents at end of period	$—	$—	$(6,302)	$110,913	$—	$104,611

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Other operating income (expense) – net, Interest expense, Equity in earnings (loss) of nonconsolidated affiliates, Other income (expense) – net and Income tax benefit (expense) are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

Executive Summary

The key highlights of our business for the three and six months ended June 30, 2010 are summarized below:

•

Consolidated revenue increased $9.3 million and $35.8 million for the three and six months ended June 30, 2010, respectively, compared to the same periods of 2009, including decreases of $6.6 million and increases of $20.4 million from movements in foreign exchange, respectively.

•

Americas revenue increased $8.2 million and $9.0 million for the three and six months ended June 30, 2010, respectively, compared to the same periods of 2009, primarily driven by increases in revenue across our advertising inventory, particularly digital.

•

International revenue was relatively flat for the second quarter of 2010 compared to the same period of 2009, with growth across multiple markets being offset by decreases from movements in foreign exchange. Revenue increased $26.8 million for the six months ended June 30, 2010 compared to the same period of 2009, primarily as a result of an increase from movements in foreign exchange.

Restructuring Program and Certain Indenture EBITDA Adjustments

The indenture governing the Series B Senior Notes issued by our subsidiary, Clear Channel Worldwide Holdings, Inc., allows us to adjust the calculation of our adjusted EBITDA (as calculated in accordance with the indenture) for certain charges. These charges include the restructuring costs discussed below. In addition, certain other charges, including costs related to the closure and/or consolidation of facilities, retention charges, systems establishment costs and consulting fees incurred in connection with any of the foregoing, among other items, are also adjustments to the calculation of our adjusted EBITDA. For the three and six months ended June 30, 2010, our adjusted EBITDA calculation included adjustments for an additional $1.1 million and $2.0 million, respectively. See “SOURCES OF CAPITAL” below for a description of the calculation of our adjusted EBITDA pursuant to the indenture.

In the fourth quarter of 2008, we initiated a company-wide strategic review of our costs and organizational structure to identify opportunities to maximize efficiency and realign expenses with our current and long-term business outlook (the “restructuring program”). As of June 30, 2010, we had incurred a total of $104.5 million of costs in conjunction with this restructuring program.

The following table shows the expenses related to our restructuring program, which are also adjustments to our adjusted EBITDA calculation, recognized as components of direct operating expenses, selling, general and administrative (“SG&A”) expenses and corporate expenses for the three and six months ended June 30, 2010 and 2009, respectively:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Direct operating expenses	$7,706	$8,122	$9,490	$12,976
SG&A expenses	5,006	62	5,045	1,038
Corporate expenses	—	1,856	1,261	3,000

Total	$12,712	$10,040	$15,796	$17,014

No assurance can be given that the restructuring program will achieve all of the anticipated cost savings in the timeframe expected or at all, or that the cost savings will be sustainable. In addition, we may modify or terminate the restructuring program in response to economic conditions or otherwise.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of the three and six months ended June 30, 2010 to the three and six months ended June 30, 2009, respectively, is as follows:

(In thousands)	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2010	2009		2010	2009
Revenue	$701,407	$692,117	1%	$1,310,175	$1,274,333	3%
Operating expenses:
Direct operating expenses	385,884	392,309	(2%)	764,770	771,917	(1%)
Selling, general and administrative expenses	130,692	121,342	8%	242,049	239,106	1%
Depreciation and amortization	105,299	114,808	(8%)	207,008	216,716	(4%)
Corporate expenses	23,757	15,653	52%	44,529	29,899	49%
Impairment charges	—	812,390		—	812,390
Other operating income – net	1,720	4,353		2,738	8,965

Operating income (loss)	57,495	(760,032)		54,557	(786,730)
Interest expense on debt with Clear Channel Communications	—	36,835		—	73,810
Interest expense	60,395	1,362		118,713	3,274
Interest income on debt with Clear Channel Communications	3,806	111		7,219	225
Gain on marketable securities	17	—		17	—
Equity in earnings (loss) of nonconsolidated affiliates	4	(21,755)		(799)	(24,048)
Other expense – net	(4,172)	(2,612)		(5,009)	(5,780)

Loss before income taxes	(3,245)	(822,485)		(62,728)	(893,417)
Income tax benefit	741	133,124		11,445	112,701

Consolidated net loss	$(2,504)	$(689,361)		$(51,283)	$(780,716)
Amount attributable to noncontrolling interest	6,623	(263)		5,626	(3,738)

Net loss attributable to the Company	$(9,127)	$(689,098)		$(56,909)	$(776,978)

Consolidated Revenue

Our consolidated revenue increased $9.3 million during the second quarter of 2010 as compared to the second quarter of 2009. Americas revenue increased $8.2 million, primarily from revenue increases across our advertising inventory, particularly digital. Our International revenue increased $1.1 million, primarily from a strong billboard performance in the U.K. and street furniture performance across most countries, partially offset by decreases from movements in foreign exchange.

Our consolidated revenue increased $35.8 million during the first six months of 2010 as compared to the same period of 2009. Americas revenue increased $9.0 million, primarily from revenue increases across our advertising inventory, particularly digital. Our International revenue increased $26.8 million, primarily from a strong billboard performance in the U.K. and street furniture performance across most countries and included $15.9 million from movements in foreign exchange.

Consolidated Direct Operating Expenses

Our direct operating expenses decreased $6.4 million during the second quarter of 2010 as compared to the second quarter of 2009. Americas direct operating expenses decreased $4.5 million primarily as a result of the disposition of our taxi advertising business. Direct operating expenses in our International segment decreased $2.0 million and included a $7.1 million decrease from movements in foreign exchange.

Our direct operating expenses decreased $7.1 million during the first six months of 2010 as compared to the same period of 2009. Americas direct operating expenses decreased $10.0 million primarily as a result of the disposition of our taxi advertising business. Direct operating expenses in our International segment increased $2.9 million and included a $10.5 million increase from movements in foreign exchange.

Selling, General and Administrative Expenses (“SG&A”)

Our SG&A expenses increased $9.4 million during the second quarter of 2010 as compared to the same period of 2009. SG&A expenses increased $12.7 million in our Americas segment primarily as a result of the unfavorable impact of litigation. Our SG&A expenses decreased $3.3 million in our International segment and included a $2.0 million decrease from movements in foreign exchange.

Our SG&A expenses increased $2.9 million during the first six months of 2010 as compared to the same period of 2009. SG&A expenses increased $8.3 million in our Americas segment, primarily as a result of the unfavorable impact of litigation, partially offset by the disposition of our taxi advertising business. Our International SG&A expenses decreased $5.4 million, including a $2.9 million increase from movements in foreign exchange, offset by a decrease in bad debt expense and business tax.

Corporate Expenses

Corporate expenses increased $8.1 million and $14.6 million during the three and six months ended June 30, 2010, respectively, as compared to the same periods of 2009, primarily due to increases in bonus expense from improved operating performance. Also contributing to the increase were costs associated with centralizing corporate activities.

Depreciation and Amortization

Depreciation and amortization decreased $9.5 million during the second quarter of 2010 compared to the same period of 2009, primarily as a result of a decrease of $7.4 million in depreciation and amortization in our International segment in 2010 primarily related to assets that became fully amortized during 2009.

Depreciation and amortization decreased $9.7 million during the first six months of 2010 compared to the same period of 2009, primarily as a result of a decrease of $10.4 million in depreciation and amortization in our International segment in 2010 primarily related to assets that became fully amortized during 2009.

Interest on Debt with Clear Channel Communications

Interest on debt with our indirect parent entity, Clear Channel Communications, Inc. (“Clear Channel Communications”), decreased $36.8 million and $73.8 million during the three and six months ended June 30, 2010, respectively, as compared to the same periods of 2009. The decrease was attributable to the retirement of the $2.5 billion note to Clear Channel Communications in December 2009.

Interest Expense

Interest expense increased $59.0 million and $115.4 million during the three and six months ended June 30, 2010, respectively, as compared to the same periods of 2009. The increase was primarily attributable to the issuance by our subsidiary, Clear Channel Worldwide Holdings, Inc., of $2.5 billion aggregate principal amount of senior notes in December 2009, which bear interest at a fixed rate of 9.25% per annum.

Income Tax Benefit

Our operations are included in a consolidated income tax return filed by CC Media Holdings, Inc. (“CC Media Holdings”). However, for our financial statements, our provision for income taxes was computed on the basis that we file separate consolidated Federal income tax returns with our subsidiaries.

Income tax benefits of $0.7 million and $11.4 million were recorded for the three months and six months ended June 30, 2010, respectively, resulting in effective tax rates of 22.8% and 18.2% for those periods, respectively. The 2010 effective rates were impacted primarily as a result of the Company’s inability to benefit from tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years.

Income tax benefits of $133.1 million and $112.7 million were recorded for the three months and six months ended June 30, 2009, respectively, resulting in effective tax rates of 16.2% and 12.6% for those periods, respectively. The 2009 effective tax rates were primarily impacted by the impairment charge on goodwill. In addition, the Company recorded deferred tax valuation allowances due the uncertainty of the Company’s ability to utilize Federal and foreign tax losses at that time.

Americas Results of Operations

Disposition of Taxi Business

On December 31, 2009, Clear Channel Outdoor, Inc. disposed of Clear Channel Taxi Media, LLC (“Taxis”), our taxi advertising business. For the three months ended June 30, 2009, Taxis contributed $10.8 million in revenue, $10.3 million in direct operating expenses and $2.7 million in SG&A expenses. For the six months ended June 30, 2009, Taxis contributed $19.7 million in revenue, $19.9 million in direct operating expenses and $5.3 million in SG&A expenses.

Our Americas operating results were as follows:

(In thousands)	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2010	2009		2010	2009
Revenue	$323,769	$315,553	3%	$594,746	$585,740	2%
Direct operating expenses	144,298	148,755	(3%)	283,606	293,635	(3%)
SG&A expenses	64,075	51,398	25%	108,552	100,237	8%
Depreciation and amortization	55,729	57,860	(4%)	105,180	104,510	1%

Operating income	$59,667	$57,540	4%	$97,408	$87,358	12%

Three Months

Americas revenue increased $8.2 million during the second quarter of 2010 compared to the same period of 2009 as a result of increased revenue across our advertising inventory, particularly digital. The increase was driven by an increase in both occupancy and rate. Partially offsetting the revenue increase was the decrease in revenue related to Taxis.

Direct operating expenses decreased $4.5 million during the second quarter of 2010 compared to the same period of 2009, primarily as a result of the disposition of Taxis. Partially offsetting the decrease was a $6.4 million increase in site-lease expenses associated with the increase in revenue. SG&A expenses increased $12.7 million during the second quarter of 2010 compared to the same period of 2009 primarily as a result of a $9.5 million increase related to the unfavorable impact of litigation, in addition to a $5.7 million increase primarily related to selling and marketing costs associated with the increase in revenue, partially offset by the disposition of Taxis.

Six Months

Americas revenue increased $9.0 million during the first six months of 2010 compared to the same period of 2009 as a result of increased revenue across our advertising inventory, particularly digital. The increase was driven by an increase in both occupancy and rate. Partially offsetting the revenue increase was the decrease in revenue related to Taxis.

Direct operating expenses decreased $10.0 million during the first six months of 2010 compared to the same period of 2009. The decline in direct operating expenses was primarily as a result of the disposition of Taxis, partially offset by an $11.1 million increase in site-lease expenses associated with the increase in revenue. SG&A expenses increased $8.3 million during the first six months of 2010 compared to the same period of 2009 primarily as a result of a $5.7 million increase related to the unfavorable impact of litigation, in addition to a $3.5 million increase in selling and marketing costs associated with the increase in revenue, partially offset by the disposition of Taxis.

International Results of Operations

Our International operating results were as follows:

(In thousands)	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2010	2009		2010	2009
Revenue	$377,638	$376,564	0%	$715,429	$688,593	4%
Direct operating expenses	241,586	243,554	(1%)	481,164	478,282	1%
SG&A expenses	66,617	69,944	(5%)	133,497	138,869	(4%)
Depreciation and amortization	49,570	56,948	(13%)	101,828	112,206	(9%)

Operating income (loss)	$19,865	$6,118	225%	$(1,060)	$(40,764)	97%

Three Months

International revenue increased $1.1 million during the second quarter of 2010 compared to the same period of 2009. Strong revenue performance from billboards in the U.K. as well as street furniture across most countries was partially offset by the exit from transit contracts in Spain and from businesses in Greece and India, as well as a $9.1 million decrease from movements in foreign exchange.

Direct operating expenses decreased $2.0 million during the second quarter of 2010 compared to the same period of 2009, primarily from a $7.1 million decrease from movements in foreign exchange and a $4.0 million decline in site-lease expenses as a result of cost savings from our restructuring program. Partially offsetting the decrease was an increase of $7.2 million primarily related to severance costs associated with our restructuring program. SG&A expenses decreased $3.3 million during the second quarter of 2010 compared to the same period of 2009 primarily from a $2.0 million decrease from movements in foreign exchange.

Depreciation and amortization decreased $7.4 million during the second quarter of 2010 compared to the same period of 2009 primarily as a result of assets that became fully amortized during 2009.

Six Months

International revenue increased $26.8 million during the first six months of 2010 compared to the same period of 2009, primarily as a result of a $15.9 million increase in foreign exchange. Strong revenue performance from billboards in the U.K. as well as street furniture across most countries was partially offset by the exit from transit contracts in Spain and from businesses in Greece, India and the U.K. taxi business.

Direct operating expenses increased $2.9 million during the first six months of 2010 compared to the same period of 2009. A $10.5 million increase from movements in foreign exchange along with a $3.5 million increase primarily related to severance costs associated with our restructuring program were partially offset by an $11.9 million decline in site-lease expenses associated with cost savings from our restructuring program. SG&A expenses decreased $5.4 million during the first six months of 2010 compared to the same period of 2009. A $2.4 million decline in bad debt expense and a $3.2 million decrease in business tax were partially offset by a $2.9 million increase from movements in foreign exchange.

Depreciation and amortization decreased $10.4 million during the first six months of 2010 compared to the same period of 2009 primarily as a result of assets that became fully amortized during 2009.

Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income (Loss)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Americas	$59,667	$57,540	$97,408	$87,358
International	19,865	6,118	(1,060)	(40,764)
Corporate expenses	(23,757)	(15,653)	(44,529)	(29,899)
Impairment charges	—	(812,390)	—	(812,390)
Other operating income - net	1,720	4,353	2,738	8,965

Consolidated operating income (loss)	$57,495	$(760,032)	$54,557	$(786,730)

Share-Based Compensation Expense

The following table details amounts related to share-based compensation expense for the three and six months ended June 30, 2010 and 2009, respectively:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Americas	$2,316	$2,028	$4,346	$4,196
International	692	613	1,295	1,269
Corporate	97	207	181	429

Total share-based compensation expense	$3,105	$2,848	$5,822	$5,894

LIQUIDITY AND CAPITAL RESOURCES

Clear Channel Communications’ Merger

Clear Channel Communications’ capitalization, liquidity and capital resources substantially changed due to the consummation of its merger on July 30, 2008 with entities formed by private equity funds sponsored by Bain Capital, LLC and Thomas H. Lee Partners, L.P. Upon the closing of the merger, Clear Channel Communications incurred additional debt and became highly leveraged.

Also, so long as Clear Channel Communications maintains a significant interest in us, pursuant to the Master Agreement between Clear Channel Communications and us, Clear Channel Communications will have the option to limit our ability to incur debt or issue equity securities, among other limitations, which could adversely affect our ability to meet our liquidity needs.

The following discussion highlights our cash flow activities during the six months ended June 30, 2010 and 2009 respectively.

Cash Flows

(In thousands)	Six Months Ended June 30,
	2010	2009
Cash provided by (used for):
Operating activities	$172,937	$139,651
Investing activities	$(85,718)	$(61,112)
Financing activities	$(71,470)	$(64,391)

Operating Activities

The increase in cash flow from operations for the six months ended June 30, 2010 compared to the same period of the prior year was primarily driven by improved profitability, including a 3% increase in revenues. Cash flows from operations increased as a result of a $35.3 million increase in deferred revenue and an $18.5 million increase in accrued income taxes, partially offset by a $25.9 million increase in accounts receivable.

Investing Activities

Net cash used for investing activities of $85.7 million for the six months ended June 30, 2010 primarily reflects capital expenditures of $86.7 million. We spent $39.9 million in our Americas segment primarily related to the construction of new billboards and $46.8 million in our International segment primarily related to new billboard and street furniture contracts and renewals of existing contracts.

Net cash used for investing activities of $61.1 million for the six months ended June 30, 2009 primarily reflects capital expenditures of $34.3 million related to the construction of new billboards in our Americas segment and $32.5 million related to new billboard and street furniture contracts and renewals of existing contracts in our International segment.

Financing Activities

Net cash used for financing activities of $71.5 million for the six months ended June 30, 2010 reflects payments on credit facilities and long-term debt of $43.5 million and $7.8 million, respectively, and net transfers to Clear Channel Communications of $23.7 million.

Net cash used for financing activities of $64.4 million for the six months ended June 30, 2009 primarily reflects payments on credit facilities of $5.9 million and net transfers of cash to Clear Channel Communications of $45.5 million. In addition, we purchased the remaining 15% interest in our fully consolidated subsidiary, Paneles Napsa S.A., for $13.0 million.

Anticipated Cash Requirements

Our primary source of liquidity is cash flow from operations. Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations and borrowings under the revolving promissory note with Clear Channel Communications will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months.

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

Furthermore, in its Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010, CC Media Holdings, our indirect parent, stated that it expects to be in compliance with the covenants under Clear Channel Communications’ material financing agreements in 2010, including the financial covenant contained in its senior credit facilities that limits the ratio of its consolidated senior secured debt, net of cash and cash equivalents, to its consolidated adjusted EBITDA for the preceding four quarters. CC Media Holdings similarly stated in its Quarterly Report that its anticipated results are also subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants. Moreover, CC Media Holdings stated in its Quarterly Report that its ability to comply with the covenants in Clear Channel Communications’ material financing agreements may be affected by events beyond CC Media Holdings’ control, including prevailing economic, financial and industry conditions. As discussed therein, the breach of any covenants set forth in Clear Channel Communications’ financing agreements would result in a default thereunder, and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, as discussed therein, the lenders under the revolving credit facility under Clear Channel Communications’ senior secured credit facilities would have the option to terminate their commitments to make further extensions of revolving credit thereunder. In addition, CC Media Holdings stated in its Quarterly Report that if CC Media Holdings is unable to repay Clear Channel Communications’ obligations under any secured credit facility, the lenders under such secured credit facility could proceed against any assets that were pledged to secure such facility. Finally, CC Media Holdings stated in its Quarterly Report that a default or acceleration under any of Clear Channel Communications’ material financing agreements, including the Notes, could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.

For so long as Clear Channel Communications maintains significant control over us, a deterioration in the financial condition of Clear Channel Communications could have the effect of increasing our borrowing costs or impairing our access to capital markets. As of June 30, 2010, Clear Channel Communications had $1.5 billion recorded as “Cash and cash equivalents” on its condensed consolidated balance sheets.

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

SOURCES OF CAPITAL

As of June 30, 2010 and December 31, 2009, we had the following debt outstanding, net of cash and cash equivalents and amounts due from Clear Channel Communications:

(In thousands)	June 30, 2010	December 31, 2009
CCWH Senior Notes	$2,500,000	$2,500,000
Credit facility ($150.0 million sub-limit within Clear Channel Communications’ $2.0 billion revolving credit facility)	—	30,000
Other debt	62,257	78,878

Total debt	2,562,257	2,608,878
Less: Cash and cash equivalents	616,544	609,436
Less: Due from Clear Channel Communications	146,985	123,308

	$1,798,728	$1,876,134

We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Promissory Notes with Clear Channel Communications

We maintain accounts that represent net amounts due to or from Clear Channel Communications, which is recorded as “Due from/to Clear Channel Communications” on our condensed consolidated balance sheets. The accounts represent our revolving promissory note issued by us to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to us in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances. Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications. At June 30, 2010 and December 31, 2009, the asset recorded in “Due from Clear Channel Communications” on our condensed consolidated balance sheet was $147.0 million and $123.3 million, respectively. At June 30, 2010, we had no borrowings under the cash management note to Clear Channel Communications.

The net interest income for the three and six months ended June 30, 2010 was $3.8 million and $7.2 million, respectively. The net interest income for the three and six months ended June 30, 2009 was $0.1 million and $0.2 million, respectively. At June 30, 2010 and 2009, the interest rate on the “Due from Clear Channel Communications” account was 9.25% and 0.09%, respectively, the first of which represented the interest rate on the Notes and the second of which represented the average one-month generic treasury bill rate.

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

Clear Channel Worldwide Holdings Senior Notes

The Series B Notes indenture restricts, among other things, our ability to incur additional indebtedness and to pay dividends and make other restricted payments. In order to incur additional indebtedness, our consolidated leverage ratio (as defined by the indenture) must generally be no greater than 6.5:1 and, in order to incur additional senior indebtedness, our senior leverage ratio (as defined by the indenture) must be no greater than 3.25:1, in each case after giving pro forma effect to such incurrence. The Company’s adjusted EBITDA of $690.5 million is calculated as the trailing twelve months operating income before depreciation and amortization and other operating income – net, plus impairment charges and non-cash compensation, and is further adjusted for certain items, including: (i) an increase for expected cost savings (limited to $58.8 million in any twelve month period) of $23.7 million; (ii) an increase of $39.8 million for non-cash items; (iii) an increase of $54.0 million related to restructuring charges and other costs/expenses; and (iv) an increase of $12.3 million for various other items. Our consolidated leverage ratio was 3.7:1 at June 30, 2010, and our senior leverage ratio was also 3.7:1 at June 30, 2010. If these ratios are not met, we have various exceptions that allow us to incur additional indebtedness, such as a $150 million basket for credit facilities indebtedness and a $65 million general indebtedness basket. The restrictions on our ability to pay dividends and make other restricted payments are subject to various exceptions, including a $500 million exception for the payment of dividends and a $25 million general exception for the making of other restricted payments.

Other Debt

Other debt consists primarily of loans with international banks. At June 30, 2010, approximately $62.3 million was outstanding as other debt.

Clear Channel Communications’ Debt Covenants

Clear Channel Communications’ senior credit facilities require Clear Channel Communications to comply on a quarterly basis with a financial covenant limiting the ratio of its consolidated senior secured debt, net of cash and cash equivalents, to its consolidated adjusted EBITDA for the preceding four quarters. The maximum ratio under this financial covenant is currently set at 9.5:1 and becomes more restrictive over time beginning in the second quarter of 2013. In its Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010, CC Media Holdings stated that it was in compliance with this covenant as of June 30, 2010.

USES OF CAPITAL

Commitments, Contingencies and Guarantees

We are currently involved in certain legal proceedings. Based on current assumptions, we have accrued an estimate of the probable costs for the resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated. Future results of operations could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings.

Seasonality

Typically, both our Americas and International segments experience their lowest financial performance in the first quarter of the calendar year, with International historically experiencing a loss from operations in that period. Our Americas segment historically experiences consistent performance in the remainder of our calendar year. Our International segment typically experiences its strongest performance in the second and fourth quarters of our calendar year. We expect this trend to continue in the future.

MARKET RISK

Equity Price Risk

The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value and comprehensive loss at June 30, 2010 by $2.2 million.

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net loss for the three months ended June 30, 2010 by approximately $1.0 million and increased our net loss for the six months ended June 30, 2010 by approximately $1.1 million, and that a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have adjusted our net loss by a corresponding amount.

This analysis does not consider the implications such currency fluctuations could have on the overall economic activity that could exist in such an environment in the United States or the foreign countries or on the results of operations of these foreign entities.

Inflation

Inflation is a factor in the economies in which we do business and we continue to seek ways to mitigate its effect. Inflation has affected our performance in terms of higher costs for wages, salaries and equipment. Although the exact impact of inflation is indeterminable, we believe we have offset these higher costs by increasing the effective advertising rates of most of our outdoor display faces.

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

A wide range of factors could materially affect future developments and performance, including:

•	risks associated with a global economic downturn and its impact on capital markets;

•

other general economic and political conditions in the United States and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;

•	the risk that our restructuring program may not be entirely successful;

•	the impact of the geopolitical environment;

•	industry conditions, including competition;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	changes in labor conditions;

•	legislative or regulatory requirements;

•	capital expenditure requirements;

•	fluctuations in exchange rates and currency values;

•	the outcome of pending and future litigation;

•	changes in interest rates;

•	taxes;

•	shifts in population and other demographics;

•	access to capital markets and borrowed indebtedness;

•	the risk that we may not be able to integrate the operations of recently acquired companies successfully;

•	the impact of the above and similar factors on Clear Channel Communications, our primary direct or indirect external source of capital; and

•	certain other factors set forth in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings

On or about July 12, 2006, two of the Company’s operating businesses in the Sao Paulo, Brazil market received notices of infraction from the state taxing authority, seeking to impose a value added tax (“VAT”) on such businesses, retroactively for the period from December 31, 2001 through January 31, 2006. The taxing authority contends that the Company’s businesses fall within the definition of “communication services” and as such are subject to the VAT. The aggregate amount of tax initially claimed to be owed by both businesses equals approximately $67 million, comprised of approximately $19.4 million in taxes, approximately $38.9 million in penalty and approximately $8.7 million in interest (as of June 30, 2010 at an exchange rate of 0.57). In addition, the taxing authority is seeking to impose an additional aggregate amount of interest on the tax and penalty amounts until the initial tax, penalty and interest are paid of approximately $32.6 million (as of June 30, 2010 at an exchange rate of 0.57). The aggregate amount of additional interest accrues daily at an interest rate promulgated by the Brazilian government, which at June 30, 2010 is equal to approximately $0.69 million per month.

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

Additional information relating to risk factors is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Cautionary Statement Concerning Forward-Looking Statements.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s purchases of our Class A common stock registered pursuant to Section 12 of the Exchange Act that occurred during the quarter ended June 30, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	—	—	—	—
May 1 through May 31	14,179	$9.02	—	—
June 1 through June 30	—	—	—	—
Total	14,179	$9.02	—	—

(1)	The shares indicated consist of shares tendered by employees to the Company during the three months ended June 30, 2010 to satisfy the employees’ tax withholding obligations in connection with the vesting and release of restricted shares, which are repurchased by the Company based on their fair market value on the date the relevant transaction occurs.
(2)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Amended and Restated Employment Agreement, dated as of June 23, 2010, by and among Clear Channel Communications, Inc., CC Media Holdings, Inc. and Mark P. Mays (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2010).

10.2	Second Amendment, dated as of June 23, 2010, to the Senior Executive Option Agreement dated July 30, 2008 and amended as of October 14, 2008 between Mark P. Mays and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 24, 2010).

11*	Statement re: Computation of Per Share Earnings.

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

August 9, 2010	/s/ Scott D. Hamilton
Scott D. Hamilton
Chief Accounting Officer