Form 10-Q
period 2010-09-30
Clear Channel Outdoor Holdings, Inc.
filed 2010-11-08
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2010
Class A Common Stock, $.01 par value	40,887,612
Class B Common Stock, $.01 par value	315,000,000

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. UNAUDITED FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2010 (Unaudited)	December 31, 2009
CURRENT ASSETS
Cash and cash equivalents	$664,710	$609,436
Accounts receivable, net	732,445	730,306
Other current assets	209,227	300,803

Total Current Assets	1,606,382	1,640,545

PROPERTY, PLANT AND EQUIPMENT
Structures, net	2,035,286	2,143,972
Other property, plant and equipment, net	293,764	296,666

INTANGIBLE ASSETS
Definite-lived intangibles, net	723,025	799,144
Indefinite-lived intangibles	1,119,912	1,132,218
Goodwill	862,051	861,592

OTHER ASSETS
Due from Clear Channel Communications	254,178	123,308
Other assets	192,052	194,977

Total Assets	$7,086,650	$7,192,422

CURRENT LIABILITIES
Accounts payable and accrued expenses	$602,462	$614,442
Deferred income	137,447	109,578
Current portion of long-term debt	42,356	47,073

Total Current Liabilities	782,265	771,093

Long-term debt	2,524,980	2,561,805
Deferred tax liability	830,369	841,911
Other long-term liabilities	271,996	256,236
Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Noncontrolling interest	201,010	193,730
Class A common stock	409	407
Class B common stock	3,150	3,150
Additional paid-in capital	6,676,478	6,669,247
Retained deficit	(3,978,629)	(3,886,826)
Accumulated other comprehensive loss	(225,091)	(218,177)
Cost of shares held in treasury	(287)	(154)

Total Shareholders’ Equity	2,677,040	2,761,377

Total Liabilities and Shareholders’ Equity	$7,086,650	$7,192,422

See notes to consolidated financial statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$695,086	$660,622	$2,005,261	$1,934,955

Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	380,619	398,766	1,145,389	1,170,683
Selling, general and administrative expenses (excludes depreciation and amortization)	115,224	108,824	357,273	347,930
Corporate expenses (excludes depreciation and amortization)	26,197	15,547	70,726	45,446
Depreciation and amortization	103,833	111,053	310,841	327,769
Impairment charges	—	—	—	812,390
Other operating income (expense) – net	(27,672)	1,160	(24,934)	10,125

Operating income (loss)	41,541	27,592	96,098	(759,138)
Interest expense	60,276	37,908	178,989	114,992
Interest income on Due from Clear Channel Communications	4,800	133	12,019	358
Loss on marketable securities	—	(11,315)	—	(11,315)
Equity in loss of nonconsolidated affiliates	(663)	(2,046)	(1,462)	(26,094)
Other income (expense) – net	1,545	492	(3,447)	(5,288)

Loss before income taxes	(13,053)	(23,052)	(75,781)	(916,469)
Income tax benefit (expense)	(18,829)	(10,999)	(7,384)	101,702

Consolidated net loss	(31,882)	(34,051)	(83,165)	(814,767)
Amount attributable to noncontrolling interest	3,012	325	8,638	(3,413)

Net loss attributable to the Company	$(34,894)	$(34,376)	$(91,803)	$(811,354)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	106,902	47,637	313	116,553
Foreign currency reclassification adjustment	2,565	11,836	1,424	11,323
Unrealized loss on marketable securities	(394)	(2,165)	(5,343)	(11,315)

Comprehensive income (loss)	74,179	22,932	(95,409)	(694,793)
Amount attributable to noncontrolling interest	7,042	2,981	3,308	7,002

Comprehensive income (loss) attributable to the Company	$67,137	$19,951	$(98,717)	$(701,795)

Net loss per common share:
Basic	$(0.10)	$(0.10)	$(0.27)	$(2.29)
Weighted average common shares outstanding	355,585	355,389	355,530	355,364
Diluted	$(0.10)	$(0.10)	$(0.27)	$(2.29)
Weighted average common shares outstanding	355,585	355,389	355,530	355,364

See notes to consolidated financial statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Consolidated net loss	$(83,165)	$(814,767)

Reconciling items:
Impairment charges	—	812,390
Depreciation and amortization	310,841	327,769
Deferred taxes	(11,722)	(127,877)
Provision for doubtful accounts	4,849	9,059
(Gain) loss on sale of operating and fixed assets	24,934	(10,125)
Other reconciling items, net	15,659	48,577
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(20,274)	78,284
Decrease in Federal incomes taxes receivable	50,958	—
Increase in deferred income	30,020	22,409
Increase (decrease) in accounts payable, accrued expenses and other liabilities	22,339	(43,095)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	24,695	(32,742)

Net cash provided by operating activities	369,134	269,882

Cash flows from investing activities:
Purchases of property, plant and equipment	(139,274)	(113,976)
Acquisition of operating assets, net of cash acquired	(715)	(5,125)
Change in other – net	4,762	25,997

Net cash used for investing activities	(135,227)	(93,104)

Cash flows from financing activities:
Draws on credit facilities	3,916	6,508
Payments on credit facilities	(42,254)	(3,784)
Proceeds from long-term debt	6,844	—
Payments on long-term debt	(12,425)	(2,191)
Net transfers to Clear Channel Communications	(130,870)	(86,309)
Payments for purchase of noncontrolling interest	—	(25,190)
Change in other – net	(4,213)	—

Net cash used for financing activities	(179,002)	(110,966)
Effect of exchange rate changes on cash	369	4,768

Net increase in cash and cash equivalents	55,274	70,580
Cash and cash equivalents at beginning of period	609,436	94,812

Cash and cash equivalents at end of period	$664,710	$165,392

See notes to consolidated financial statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS

Preparation of Interim Financial Statements

The accompanying consolidated financial statements were prepared by Clear Channel Outdoor Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K and Quarterly Reports on Forms 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010.

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

New Accounting Pronouncements

In August 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and became effective upon issuance. The adoption of ASU No. 2010-21 will not have a material impact on the Company’s financial position or results of operations.

In August 2010, the FASB issued ASU No. 2010-22, Accounting for Various Topics—Technical Corrections to SEC Paragraphs. This ASU amends various SEC paragraphs and became effective upon issuance. The adoption of ASU No. 2010-22 will not have a material impact on the Company’s financial position or results of operations.

Note 2: PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at September 30, 2010 and December 31, 2009, respectively:

(In thousands)	September 30, 2010	December 31, 2009
Land, buildings and improvements	$206,770	$207,939
Structures	2,589,169	2,514,602
Furniture and other equipment	78,631	71,567
Construction in progress	59,234	51,598

	2,933,804	2,845,706
Less accumulated depreciation	604,754	405,068

Property, plant and equipment, net	$2,329,050	$2,440,638

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

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at September 30, 2010 and December 31, 2009, respectively:

(In thousands)	September 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other contractual rights	$791,746	$226,163	$803,297	$166,803
Other	172,114	14,672	172,394	9,744

Total	$963,860	$240,835	$975,691	$176,547

Total amortization expense related to definite-lived intangible assets was $26.2 million and $27.5 million for the three months ended September 30, 2010 and 2009, respectively, and $80.0 million and $75.0 million for the nine months ended September 30, 2010 and 2009, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)

2011	$86,993
2012	77,282
2013	72,977
2014	65,878
2015	53,193

Indefinite-lived Intangible Assets

The Company’s indefinite-lived intangible assets consist of billboard permits. The Company’s billboard permits are effectively issued in perpetuity by state and local governments and are transferable at little or no cost.

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments.

(In thousands)	Americas	International	Total
Balance as of December 31, 2008	$892,598	$287,543	$1,180,141
Acquisitions	2,250	110	2,360
Foreign currency translation	16,293	17,412	33,705
Purchase accounting adjustments – net	68,896	45,042	113,938
Impairment	(390,374)	(73,764)	(464,138)
Other	(4,414)	—	(4,414)

Balance as of December 31, 2009	$585,249	$276,343	$861,592

Foreign currency	176	283	459

Balance as of September 30, 2010	$585,425	$276,626	$862,051

The balance at December 31, 2008 is net of cumulative impairments of $2.3 billion and $173.4 million in the Americas and International segments, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 3: DEBT

Long-term debt at September 30, 2010 and December 31, 2009 consisted of the following:

(In thousands)	September 30, 2010	December 31, 2009
Clear Channel Worldwide Holdings Senior Notes:
9.25% Series A Senior Notes Due 2017	$500,000	$500,000
9.25% Series B Senior Notes Due 2017	2,000,000	2,000,000
Credit facility ($150.0 million sub-limit within Clear Channel Communications’ $2.0 billion revolving credit facility)	—	30,000
Other debt	67,336	78,878

Total debt	2,567,336	2,608,878
Less: Current portion	42,356	47,073

Total long-term debt	$2,524,980	$2,561,805

The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $2.7 billion at September 30, 2010 and December 31, 2009.

Note 4: OTHER DEVELOPMENTS

Disposition of Assets

On October 15, 2010, the Company transferred its interest in its Branded Cities operations to its joint venture partner, The Ellman Companies. The long-lived tangible and intangible assets of the Branded Cities operations were transferred for less than their carrying values in connection with this transaction. In connection with this subsequent event, the Company recorded a non-cash charge in the third quarter of 2010 of approximately $23.6 million in “Other operating income (expense) – net” to present these assets at their estimated fair values as of September 30, 2010.

During the three months ended September 30, 2010, the Company’s International segment sold its outdoor advertising business in India, resulting in a loss of $3.7 million included in “Other operating income (expense) – net.”

Share-based Compensation Expense

Share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. The following table presents the amount of share-based compensation expense recorded during the three and nine months ended September 30, 2010 and 2009, respectively:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Direct operating expenses	$2,099	$1,694	$6,231	$5,698
Selling, general and administrative expenses	766	618	2,275	2,079
Corporate expenses	92	182	273	611

Total share-based compensation expense	$2,957	$2,494	$8,779	$8,388

As of September 30, 2010, there was $18.4 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately two years.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Supplemental Disclosures

Cash paid (received) for interest and income taxes for the nine months ended September 30, 2010 and 2009, net of Federal income tax refunds of $51.0 million for the nine months ended September 30, 2010, was as follows:

(In thousands)	Nine Months Ended September 30,
	2010	2009
Interest	$175,919	$114,089
Income taxes	$(29,656)	$18,649

Income tax benefit (expense)

The Company’s income tax benefit (expense) for the three and nine months ended September 30, 2010 and 2009, respectively, consisted of the following components:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Current tax expense	$(1,418)	$(13,025)	$(19,106)	$(26,175)
Deferred tax benefit (expense)	(17,411)	2,026	11,722	127,877

Income tax benefit (expense)	$(18,829)	$(10,999)	$(7,384)	$101,702

The effective tax rate is the provision for income taxes as a percent of income from continuing operations before income taxes. The Company’s effective tax rate for the three and nine months ended September 30, 2010 was (144.3%) and (9.7%), respectively, compared to an effective rate of (47.7%) and 11.1% for the three and nine months ended September 30, 2009, respectively. The 2010 effective rate was impacted primarily as a result of the Company’s inability to benefit from tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years. In addition, during the three months ended September 30, 2010, the Company recorded a valuation allowance of $13.4 million against deferred tax assets in foreign jurisdictions due to the uncertainty of the ability to realize those assets in future periods. The change in the effective rate compared to the same period of the prior year was impacted primarily by the impairment charge on goodwill recorded in 2009 and as a result of a deferred tax valuation allowance recorded in 2009 due to the uncertainty of the Company’s ability to utilize Federal and foreign tax losses at that time.

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

The cost, unrealized holding gains or losses, and fair value of the Company’s marketable equity securities at September 30, 2010 and December 31, 2009, respectively, are as follows:

(In thousands)	September 30, 2010				December 31, 2009
Investments	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Available-for-sale	$14,506	$(4,025)	$87	$10,568	$14,506	$—	$1,405	$15,911

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

In 2006, two of the Company’s operating businesses (L&C Outdoor Ltda. and Publicidad Klimes Sao Paulo Ltda.) in the Sao Paulo, Brazil market received notices of infraction from the state taxing authority, seeking to impose a value added tax (“VAT”) on such businesses, retroactively for the period from December 31, 2001 through January 31, 2006. The taxing authority contends that our businesses fall within the definition of “communication services” and as such are subject to the VAT. The aggregate amount of tax initially claimed to be owed by both businesses equals approximately $69.4 million, comprised of approximately $20.2 million in taxes, approximately $40.2 million in penalty and approximately $9.0 million in interest. In addition, the taxing authorities are seeking to impose an additional aggregate amount of interest on the tax and penalty amounts of approximately $39.3 million until the initial tax, penalty and interest are paid. The aggregate amount of additional interest accrues daily at an interest rate promulgated by the Brazilian government, which at September 30, 2010 is equal to approximately $1.85 million per month.

The Company has filed petitions to challenge the imposition of this tax against each of its businesses, which are proceeding separately. The Company’s challenge for L&C Outdoor Ltda. was unsuccessful at the first administrative level, but successful at the second administrative level. The state taxing authority filed an appeal to the next administrative level, which required consideration by a full panel of 16 administrative law judges. On September 27, 2010, the Company received an unfavorable ruling from this final administrative level and intends to appeal this ruling to the judicial level. The Company has filed a petition to have the case remanded to the second administrative level for consideration of the amount of the penalty assessed against it. The Company’s challenge for Publicidad Klimes Sao Paulo Ltda. was unsuccessful at the first administrative level, and denied at the second administrative level on or about September 24, 2009. The case is now pending before the third administrative level. Based on the Company’s review of the law in similar cases in other Brazilian states, the Company has not accrued any costs related to these claims and believes the occurrence of loss is not probable.

As of September 30, 2010, Clear Channel Communications had outstanding commercial standby letters of credit and surety bonds of $47.9 million and $43.2 million, respectively, held on behalf of the Company. These letters of credit and surety bonds relate to various operational matters, including insurance, bid and performance bonds, as well as other items.

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

Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, the Company maintains collection bank accounts swept daily into accounts of Clear Channel Communications. In return, Clear Channel Communications funds the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment. The Company’s claim in relation to cash transferred from its concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account. At September 30, 2010 and December 31, 2009, the asset recorded in “Due from Clear Channel Communications” on the condensed consolidated balance sheets was $254.2 million and $123.3 million, respectively. As of September 30, 2010, the Company had no borrowings under the cash management note to Clear Channel Communications.

The net interest income for the three and nine months ended September 30, 2010 was $4.8 million and $12.0 million, respectively. The net interest income for the three and nine months ended September 30, 2009 was $0.1 million and $0.4 million, respectively. At September 30, 2009, the interest rate on the “Due from Clear Channel Communications” account was 0.056%, which represented the average one-month generic treasury bill rate. At September 30, 2010, the interest rate on the “Due from Clear Channel Communications” account was 9.25%, which represented the rate as amended in connection with the CCWH Senior Notes issuance in December of 2009.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Clear Channel Communications has a $2.0 billion multi-currency revolving credit facility with a maturity in July 2014 which includes a $150.0 million sub-limit that certain of the Company’s International subsidiaries may borrow against to the extent Clear Channel Communications has not already borrowed against this capacity and is compliant with its covenants under the revolving credit facility. As of September 30, 2010, the Company had no borrowings outstanding under this $150.0 million sub-limit facility.

The Company provides advertising space on its billboards for radio stations owned by Clear Channel Communications. For the three months ended September 30, 2010 and 2009, the Company recorded $0.7 million and $0.8 million, respectively, in revenue for these advertisements. For the nine months ended September 30, 2010 and 2009, the Company recorded $2.4 million and $2.0 million, respectively, in revenue for these advertisements.

Under the Corporate Services Agreement between Clear Channel Communications and the Company, Clear Channel Communications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services. These services are charged to the Company based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For the three months ended September 30, 2010 and 2009, the Company recorded $9.1 million and $7.8 million, respectively, as a component of corporate expenses for these services. For the nine months ended September 30, 2010 and 2009, the Company recorded $27.7 million and $22.0 million, respectively, as a component of corporate expenses for these services.

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

Pursuant to the Employee Matters Agreement, the Company’s employees participate in Clear Channel Communications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan. These costs are recorded as a component of selling, general and administrative expenses and were approximately $2.6 million and $2.2 million for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, the Company recorded approximately $7.7 million and $7.2 million, respectively, as a component of selling, general and administrative expenses for these services.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 8: EQUITY AND COMPREHENSIVE INCOME (LOSS)

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The following table shows the changes in equity attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at December 31, 2009	$2,567,647	$193,730	$2,761,377
Net income (loss)	(91,803)	8,638	(83,165)
Foreign currency translation adjustments	(3,169)	3,482	313
Unrealized holding loss on marketable securities	(5,343)	—	(5,343)
Reclassification adjustment	1,598	(174)	1,424
Other – net	7,100	(4,666)	2,434

Balances at September 30, 2010	$2,476,030	$201,010	$2,677,040

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at December 31, 2008	$3,332,010	$211,813	$3,543,823
Net loss	(811,354)	(3,413)	(814,767)
Foreign currency translation adjustments	109,551	7,002	116,553
Other – net	(2,583)	(22,900)	(25,483)

Balances at September 30, 2009	$2,627,624	$192,502	$2,820,126

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 9: SEGMENT DATA

The Company has two reportable segments, which it believes best reflect how the Company is currently managed – Americas and International. The Americas segment primarily includes operations in the United States, Canada and Latin America, and the International segment includes operations primarily in Europe, Asia and Australia. Share-based compensation expense is recorded by each segment in direct operating expenses and selling, general and administrative expenses. The following table presents the Company’s operating segment results for the three and nine months ended September 30, 2010 and 2009, respectively:

(In thousands)	Americas	International	Corporate, and other reconciling items	Consolidated

Three months ended September 30, 2010
Revenue	$333,269	$361,817	$—	$695,086
Direct operating expenses	143,940	236,679	—	380,619
Selling, general and administrative expenses	51,750	63,474	—	115,224
Depreciation and amortization	53,139	50,694	—	103,833
Corporate expenses	—	—	26,197	26,197
Other operating expense – net	—	—	(27,672)	(27,672)

Operating income (loss)	$84,440	$10,970	$(53,869)	$41,541

Share-based compensation expense	$2,207	$658	$92	$2,957
Capital expenditures	$30,689	$21,869	$—	$52,558

Three months ended September 30, 2009
Revenue	$312,537	$348,085	$—	$660,622
Direct operating expenses	147,250	251,516	—	398,766
Selling, general and administrative expenses	47,602	61,222	—	108,824
Depreciation and amortization	54,102	56,951	—	111,053
Corporate expenses	—	—	15,547	15,547
Other operating income – net	—	—	1,160	1,160

Operating income (loss)	$63,583	$(21,604)	$(14,387)	$27,592

Share-based compensation expense	$1,775	$537	$182	$2,494
Capital expenditures	$23,819	$23,335	$—	$47,154

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Americas	International	Corporate, and other reconciling items	Consolidated

Nine months ended September 30, 2010
Revenue	$928,015	$1,077,246	$—	$2,005,261
Direct operating expenses	427,546	717,843	—	1,145,389
Selling, general and administrative expenses	160,302	196,971	—	357,273
Depreciation and amortization	158,319	152,522	—	310,841
Corporate expenses	—	—	70,726	70,726
Other operating expense – net	—	—	(24,934)	(24,934)

Operating income (loss)	$181,848	$9,910	$(95,660)	$96,098

Share-based compensation expense	$6,553	$1,953	$273	$8,779
Capital expenditures	$70,615	$68,659	$—	$139,274

Nine months ended September 30, 2009
Revenue	$898,277	$1,036,678	$—	$1,934,955
Direct operating expenses	440,885	729,798	—	1,170,683
Selling, general and administrative expenses	147,839	200,091	—	347,930
Depreciation and amortization	158,612	169,157	—	327,769
Corporate expenses	—	—	45,446	45,446
Impairment charge	—	—	812,390	812,390
Other operating income – net	—	—	10,125	10,125

Operating income (loss)	$150,941	$(62,368)	$(847,711)	$(759,138)

Share-based compensation expense	$5,971	$1,806	$611	$8,388
Capital expenditures	$58,116	$55,860	$—	$113,976

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

	September 30, 2010
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$437,049	$227,661	$—	$664,710
Accounts receivable, net	—	—	258,609	473,836	—	732,445
Intercompany receivables	—	28,131	688,036	—	(716,167)	—
Other current assets	3,079	—	66,441	139,707	—	209,227

Total Current Assets	3,079	28,131	1,450,135	841,204	(716,167)	1,606,382
Property, plant and equipment, net	—	—	1,514,110	814,940	—	2,329,050
Definite-lived intangibles, net	—	—	405,842	317,183	—	723,025
Indefinite-lived intangibles	—	—	1,104,922	14,990	—	1,119,912
Goodwill	—	—	571,932	290,119	—	862,051
Due from Clear Channel Communications	254,178	—	—	—	—	254,178
Intercompany notes receivable	182,026	2,680,458	9,243	18,105	(2,889,832)	—
Other assets	2,751,330	1,000,038	1,447,445	88,498	(5,095,259)	192,052

Total Assets	$3,190,613	$3,708,627	$6,503,629	$2,385,039	$(8,701,258)	$7,086,650

Accounts payable and accrued expenses	$35	$274	$135,319	$466,834	$—	$602,462
Intercompany notes payable	706,832	—	—	9,335	(716,167)	—
Deferred income	—	—	47,116	90,331	—	137,447
Current portion of long-term debt	—	—	75	42,281	—	42,356

Total Current Liabilities	706,867	274	182,510	608,781	(716,167)	782,265
Long-term debt	—	2,500,000	—	24,980	—	2,524,980
Intercompany notes payable	7,491	—	2,692,640	189,701	(2,889,832)	—
Deferred income taxes	225	—	772,757	57,387	—	830,369
Other long-term liabilities	—	2,041	104,392	165,563	—	271,996
Total shareholders’ equity	2,476,030	1,206,312	2,751,330	1,338,627	(5,095,259)	2,677,040

Total Liabilities and Shareholders’ Equity	$3,190,613	$3,708,627	$6,503,629	$2,385,039	$(8,701,258)	$7,086,650

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Three Months Ended September 30, 2010
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$294,703	$400,383	$—	$695,086
Operating expenses:
Direct operating expenses	—	—	123,118	257,501	—	380,619
Selling, general and administrative expenses	—	—	43,176	72,048	—	115,224
Corporate expenses	3,244	(83)	15,249	7,787	—	26,197
Depreciation and amortization	—	—	49,546	54,287	—	103,833
Other operating expense – net	—	—	(5,592)	(22,080)	—	(27,672)

Operating income (loss)	(3,244)	83	58,022	(13,320)	—	41,541
Interest expense	79	57,812	1,367	1,018	—	60,276
Interest income on debt with Clear Channel Communications	—	—	4,800	—	—	4,800
Intercompany interest income	3,535	58,004	—	245	(61,784)	—
Intercompany interest expense	119	—	61,193	472	(61,784)	—
Equity in earnings (loss) of nonconsolidated affiliates	(34,952)	(23,518)	(30,186)	(663)	88,656	(663)
Other income (expense) – net	—	—	(48)	1,593	—	1,545

Income (loss) before income taxes	(34,859)	(23,243)	(29,972)	(13,635)	88,656	(13,053)
Income tax benefit (expense)	(35)	225	(4,981)	(14,038)	—	(18,829)

Consolidated net income (loss)	(34,894)	(23,018)	(34,953)	(27,673)	88,656	(31,882)
Amount attributable to noncontrolling interest	—	—	(1)	3,013	—	3,012

Net income (loss) attributable to the Company	$(34,894)	$(23,018)	$(34,952)	$(30,686)	$88,656	$(34,894)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	106,902	—	106,902
Foreign currency reclassification adjustment	—	—	—	2,565	—	2,565
Unrealized loss on marketable securities	—	—	—	(394)	—	(394)
Equity in subsidiary comprehensive income	102,031	94,506	102,031	—	(298,568)	—

Comprehensive income (loss)	$67,137	$71,488	$67,079	$78,387	$(209,912)	$74,179
Amount attributable to noncontrolling interest	—	—	—	7,042	—	7,042

Comprehensive income (loss) attributable to the Company	$67,137	$71,488	$67,079	$71,345	$(209,912)	$67,137

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Three Months Ended September 30, 2009
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$279,818	$380,804	$—	$660,622
Operating expenses:
Direct operating expenses	—	—	129,076	269,690	—	398,766
Selling, general and administrative expenses	—	—	40,770	68,054	—	108,824
Corporate expenses	4,242	—	7,971	3,334	—	15,547
Depreciation and amortization	—	—	49,988	61,065	—	111,053
Other operating income (expense) – net	—	—	1,776	(616)	—	1,160

Operating income (loss)	(4,242)	—	53,789	(21,955)	—	27,592
Interest expense	86	—	36,705	1,117	—	37,908
Interest income on debt with Clear Channel Communications	—	—	133	—	—	133
Intercompany interest income	2,634	422	280	357	(3,693)	—
Intercompany interest expense	257	—	2,734	702	(3,693)	—
Loss on marketable securities	—	—	—	(11,315)	—	(11,315)
Equity in earnings (loss) of nonconsolidated affiliates	(33,095)	(34,428)	(29,153)	(2,046)	96,676	(2,046)
Other income (expense) – net	—	—	(32)	524	—	492

Income (loss) before income taxes	(35,046)	(34,006)	(14,422)	(36,254)	96,676	(23,052)
Income tax benefit (expense)	670	(278)	(18,673)	7,282	—	(10,999)

Consolidated net income (loss)	(34,376)	(34,284)	(33,095)	(28,972)	96,676	(34,051)
Amount attributable to noncontrolling interest	—	—	—	325	—	325

Net income (loss) attributable to the Company	$(34,376)	$(34,284)	$(33,095)	$(29,297)	$96,676	$(34,376)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	47,637	—	47,637
Foreign currency reclassification adjustment	—	—	—	521	—	521
Unrealized loss on marketable securities	—	—	—	(2,165)	—	(2,165)
Reclassification adjustments	—	—	—	11,315	—	11,315
Equity in subsidiary comprehensive income	54,327	53,436	54,327	—	(162,090)	—

Comprehensive income (loss)	$19,951	$19,152	$21,232	$28,011	$(65,414)	$22,932
Amount attributable to noncontrolling interest	—	—	—	2,981	—	2,981

Comprehensive income (loss) attributable to the Company	$19,951	$19,152	$21,232	$25,030	$(65,414)	$19,951

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Nine Months Ended September 30, 2010
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$814,146	$1,191,115	$—	$2,005,261
Operating expenses:
Direct operating expenses	—	—	365,214	780,175	—	1,145,389
Selling, general and administrative expenses	—	—	135,876	221,397	—	357,273
Corporate expenses	10,144	452	41,968	18,162	—	70,726
Depreciation and amortization	—	—	147,559	163,282	—	310,841
Other operating expense – net	—	—	(3,625)	(21,309)	—	(24,934)

Operating income (loss)	(10,144)	(452)	119,904	(13,210)	—	96,098
Interest expense	328	172,874	2,653	3,134	—	178,989
Interest income on debt with Clear Channel Communications	—	—	12,019	—	—	12,019
Intercompany interest income	10,626	173,749	—	738	(185,113)	—
Intercompany interest expense	361	—	183,047	1,705	(185,113)	—
Equity in earnings (loss) of nonconsolidated affiliates	(91,674)	(49,446)	(49,751)	(1,279)	190,688	(1,462)
Other expense – net	—	—	(139)	(3,308)	—	(3,447)

Income (loss) before income taxes	(91,881)	(49,023)	(103,667)	(21,898)	190,688	(75,781)
Income tax benefit (expense)	78	526	11,992	(19,980)		(7,384)

Consolidated net income (loss)	(91,803)	(48,497)	(91,675)	(41,878)	190,688	(83,165)
Amount attributable to noncontrolling interest	—	—	(1)	8,639	—	8,638

Net income (loss) attributable to the Company	$(91,803)	$(48,497)	$(91,674)	$(50,517)	$190,688	$(91,803)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	3,796	—	(3,483)	—	313
Foreign currency reclassification adjustment	—	—	—	1,424	—	1,424
Unrealized loss on marketable securities	—	—	—	(5,343)	—	(5,343)
Equity in subsidiary comprehensive income	(6,914)	(15,076)	(6,914)	—	28,904	—

Comprehensive income (loss)	$(98,717)	$(59,777)	$(98,588)	$(57,919)	$219,592	$(95,409)
Amount attributable to noncontrolling interest	—	—	—	3,308	—	3,308

Comprehensive income (loss) attributable to the Company	$(98,717)	$(59,777)	$(98,588)	$(61,227)	$219,592	$(98,717)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Nine Months Ended September 30, 2009
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$806,512	$1,128,443	$—	$1,934,955
Operating expenses:
Direct operating expenses	—	—	389,734	780,949	—	1,170,683
Selling, general and administrative expenses	—	—	127,896	220,034	—	347,930
Corporate expenses	10,876	—	24,746	9,824	—	45,446
Depreciation and amortization	—	—	147,279	180,490	—	327,769
Impairment charges	—	—	691,500	120,890	—	812,390
Other operating income – net	—	—	7,045	3,080	—	10,125

Operating loss	(10,876)	—	(567,598)	(180,664)	—	(759,138)
Interest expense	323	—	110,732	3,937	—	114,992
Interest income on debt with Clear Channel Communications	—	—	358	—	—	358
Intercompany interest income	7,993	1,149	807	906	(10,855)	—
Intercompany interest expense	649	—	8,250	1,956	(10,855)	—
Loss on marketable securities	—	—	—	(11,315)	—	(11,315)
Equity in earnings (loss) of nonconsolidated affiliates	(808,882)	(163,381)	(221,534)	(25,697)	1,193,400	(26,094)
Other expense – net	—	—	(305)	(4,983)	—	(5,288)

Income (loss) before income taxes	(812,737)	(162,232)	(907,254)	(227,646)	1,193,400	(916,469)
Income tax benefit (expense)	1,383	(807)	98,755	2,371	—	101,702

Consolidated net income (loss)	(811,354)	(163,039)	(808,499)	(225,275)	1,193,400	(814,767)
Amount attributable to noncontrolling interest	—	—	—	(3,413)	—	(3,413)

Net income (loss) attributable to the Company	$(811,354)	$(163,039)	$(808,499)	$(221,862)	$1,193,400	$(811,354)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	116,553	—	116,553
Foreign currency reclassification adjustment	—	—	—	8	—	8
Unrealized loss on marketable securities	—	—	—	(11,315)	—	(11,315)
Reclassification adjustments	—	—	—	11,315	—	11,315
Equity in subsidiary comprehensive income	109,559	79,593	109,559	—	(298,711)	—

Comprehensive income (loss)	$(701,795)	$(83,446)	$(698,940)	$(105,301)	$894,689	$(694,793)
Amount attributable to noncontrolling interest	—	—	—	7,002	—	7,002

Comprehensive income (loss) attributable to the Company	$(701,795)	$(83,446)	$(698,940)	$(112,303)	$894,689	$(701,795)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Nine Months Ended September 30, 2010
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(91,803)	$(48,497)	$(91,675)	$(41,878)	$190,688	$(83,165)
Reconciling items:
Depreciation and amortization	—	—	147,559	163,282	—	310,841
Deferred taxes	—	—	(7,970)	(3,752)	—	(11,722)
Provision for doubtful accounts	—	—	481	4,368	—	4,849
Loss on sale of operating assets	—	—	3,625	21,309	—	24,934
Other reconciling items – net	91,674	53,242	56,381	5,050	(190,688)	15,659
Changes in operating assets and liabilities:
Increase in accounts receivable	—	—	(9,791)	(10,483)	—	(20,274)
(Increase) decrease in Federal income taxes receivable	774	(1,502)	50,136	1,550	—	50,958
Increase in deferred income	—	—	9,172	20,848	—	30,020
Increase (decrease) in accounts payable, accrued expenses and other liabilities	—	816	39,649	(18,126)	—	22,339
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(1,022)	(159)	6,960	18,916	—	24,695

Net cash provided by (used for) operating activities	(377)	3,900	204,527	161,084	—	369,134
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(65,908)	(73,366)	—	(139,274)
Acquisition of operating assets, net of cash acquired	—	—	(715)	—	—	(715)
Equity contributions to subsidiaries	—	—	(331)	—	331	—
Decrease (increase) in intercompany notes receivable – net	—	19,542	—	130	(19,672)	—
Dividends from subsidiaries	—	—	107	—	(107)	—
Change in other – net	—	—	3,050	1,712	—	4,762

Net cash provided by (used for) investing activities	—	19,542	(63,797)	(71,524)	(19,448)	(135,227)
Cash flows from financing activities:
Draws on credit facilities	—	—	—	3,916	—	3,916
Payments on credit facilities	—	—	(3)	(42,251)	—	(42,254)
Proceeds from long-term debt	—	—	—	6,844	—	6,844
Payments on long-term debt	—	—	—	(12,425)	—	(12,425)
Net transfers to Clear Channel Communications	(130,870)	—	—	—	—	(130,870)
Intercompany funding	130,255	(23,442)	(134,782)	27,969	—	—
Increase (decrease) in intercompany notes payable – net	(130)	—	—	(19,542)	19,672	—
Dividends declared and paid	—	—	—	(107)	107	—
Equity contributions from parent	—	—	—	331	(331)	—
Change in other – net	1,122	—	(1)	(5,334)	—	(4,213)

Net cash provided by (used for) financing activities	377	(23,442)	(134,786)	(40,599)	19,448	(179,002)
Effect of exchange rate changes on cash	—	—	—	369	—	369

Net increase in cash and cash equivalents	—	—	5,944	49,330	—	55,274
Cash and cash equivalents at beginning of period	—	—	431,105	178,331	—	609,436

Cash and cash equivalents at end of period	$—	$—	$437,049	$227,661	$—	$664,710

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Nine Months Ended September 30, 2009
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(811,354)	$(163,039)	$(808,499)	$(225,275)	$1,193,400	$(814,767)
Reconciling items:
Depreciation and amortization	—	—	147,279	180,490	—	327,769
Impairment charges	—	—	691,500	120,890	—	812,390
Deferred tax expense (benefit)	60	—	(111,429)	(16,508)	—	(127,877)
Provision for doubtful accounts	—	—	2,600	6,459	—	9,059
Gain on sale of operating assets	—	—	(7,045)	(3,080)		(10,125)
Other reconciling items – net	808,882	163,381	225,959	43,755	(1,193,400)	48,577
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	—	9,944	68,340	—	78,284
Increase in deferred income	—	—	7,487	14,922	—	22,409
Increase (decrease) in accounts payable, accrued expenses and other liabilities	186	48	(3,941)	(39,388)	—	(43,095)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions	(3,059)	(665)	11,389	(40,407)	—	(32,742)

Net cash provided by (used for) operating activities	(5,285)	(275)	165,244	110,198	—	269,882
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(55,006)	(58,970)	—	(113,976)
Acquisition of operating assets, net of cash acquired	—	—	(5,015)	(110)	—	(5,125)
Equity contributions to subsidiaries	—	—	(58)	—	58	—
Change in other – net	(81)	—	7,539	20,775	(2,236)	25,997

Net cash used for investing activities	(81)	—	(52,540)	(38,305)	(2,178)	(93,104)
Cash flows from financing activities:
Draws on credit facilities	—	—	—	6,508	—	6,508
Payments on credit facilities	—	—	(976)	(2,808)	—	(3,784)
Payments on long-term debt	—	—	—	(2,191)	—	(2,191)
Net transfers from Clear Channel Communications	(86,309)	—	—	—	—	(86,309)
Intercompany funding	91,711	275	(101,085)	9,099	—	—
Dividends declared and paid	—	—	—	(2,236)	2,236	—
Payments for purchase of noncontrolling interest	—	—	—	(25,154)	—	(25,154)
Change in other – net	(36)	—	—	58	(58)	(36)

Net cash provided by (used for) financing activities	5,366	275	(102,061)	(16,724)	2,178	(110,966)
Effect of exchange rate changes on cash	—	—	—	4,768	—	4,768

Net increase in cash and cash equivalents	—	—	10,643	59,937	—	70,580
Cash and cash equivalents at beginning of period	—	—	(14,800)	109,612	—	94,812

Cash and cash equivalents at end of period	$—	$—	$(4,157)	$169,549	$—	$165,392

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Format of Presentation

Management’s discussion and analysis of our results of operations and financial condition should be read in conjunction with the consolidated financial statements and related footnotes. Our discussion is presented on both a consolidated and segmented basis. Our reportable operating segments are Americas outdoor advertising (“Americas”) and International outdoor advertising (“International”).

We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Other operating income (expense) – net, Interest expense, Equity in earnings (loss) of nonconsolidated affiliates, Other income (expense) – net and Income tax benefit (expense) are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

Executive Summary

The key highlights of our business for the three and nine months ended September 30, 2010 are summarized below:

•

Consolidated revenue increased $34.5 million and $70.3 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods of 2009, primarily as a result of improved economic conditions throughout the first nine months of 2010.

•

Americas revenue increased $20.7 million and $29.7 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods of 2009, driven by increases in revenue across our advertising inventory, particularly digital.

•

International revenue increased $13.7 million for the three months ended September 30, 2010, compared to the same period of 2009, primarily as a result of revenue growth from all of our advertising inventory categories, particularly street furniture, and across most countries, partially offset by a decrease from movements in foreign exchange of $12.5 million. Revenue increased $40.6 million for the nine months ended September 30, 2010 compared to the same period of 2009, primarily as a result of revenue growth from street furniture across most countries and included a $3.4 million increase from movements in foreign exchange.

•	We received Federal income tax refunds of $51.0 million during the third quarter of 2010.

•

On October 15, 2010, we transferred our interest in our Branded Cities operations to our joint venture partner, The Ellman Companies. The long-lived tangible and intangible assets of the Branded Cities operations were transferred for less than their carrying values in connection with this transaction and, as a result, we recorded a non-cash charge in the third quarter of 2010 of approximately $23.6 million in “Other operating income (expense) – net” to present these assets at their estimated fair values as of September 30, 2010.

Certain Indenture EBITDA Adjustments

The indenture governing the Series B Senior Notes issued by our subsidiary, Clear Channel Worldwide Holdings, Inc., allows us to adjust the calculation of our adjusted EBITDA (as calculated in accordance with the indenture) for certain charges. These charges include restructuring costs of $2.5 million and $18.3 million for the three and nine months ended September 30, 2010. In addition, certain other charges, including costs related to the closure and/or consolidation of facilities, retention charges, systems establishment costs and consulting fees incurred in connection with any of the foregoing, among other items, are also adjustments to the calculation of our adjusted EBITDA. For the three and nine months ended September 30, 2010, our adjusted EBITDA calculation included adjustments for an additional $2.1 million and $4.1 million, respectively. See “SOURCES OF CAPITAL” below for a description of the calculation of our adjusted EBITDA pursuant to the indenture.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of the three and nine months ended September 30, 2010 to the three and nine months ended September 30, 2009, respectively, is as follows:

(In thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
Revenue	$695,086	$660,622	5%	$2,005,261	$1,934,955	4%
Operating expenses:
Direct operating expenses	380,619	398,766	(5%)	1,145,389	1,170,683	(2%)
Selling, general and administrative expenses	115,224	108,824	6%	357,273	347,930	3%
Corporate expenses	26,197	15,547	69%	70,726	45,446	56%
Depreciation and amortization	103,833	111,053	(7%)	310,841	327,769	(5%)
Impairment charges	—	—		—	812,390
Other operating income (expense) - net	(27,672)	1,160		(24,934)	10,125

Operating income (loss)	41,541	27,592		96,098	(759,138)
Interest expense	60,276	37,908		178,989	114,992
Interest income on debt with Clear Channel Communications	4,800	133		12,019	358
Loss on marketable securities	—	(11,315)		—	(11,315)
Equity in loss of nonconsolidated affiliates	(663)	(2,046)		(1,462)	(26,094)
Other income (expense) - net	1,545	492		(3,447)	(5,288)

Loss before income taxes	(13,053)	(23,052)		(75,781)	(916,469)
Income tax benefit (expense)	(18,829)	(10,999)		(7,384)	101,702

Consolidated net loss	(31,882)	(34,051)		(83,165)	$(814,767)
Amount attributable to noncontrolling interest	3,012	325		8,638	(3,413)

Net loss attributable to the Company	$(34,894)	$(34,376)		$(91,803)	$(811,354)

Consolidated Revenue

Our consolidated revenue increased $34.5 million during the third quarter of 2010 as compared to the third quarter of 2009. Americas revenue increased $20.7 million, driven by revenue increases across our advertising inventory, particularly digital. Our International revenue increased $13.7 million, primarily due to revenue growth from all of our advertising inventory categories, particularly street furniture, and across most countries, partially offset by decreases of $12.5 million from movements in foreign exchange.

Our consolidated revenue increased $70.3 million during the first nine months of 2010 as compared to the same period of 2009. Americas revenue increased $29.7 million, driven by revenue increases across our advertising inventory, particularly digital. Our International revenue increased $40.6 million, primarily due to revenue growth from street furniture across most countries, and included a $3.4 million increase from movements in foreign exchange.

Consolidated Direct Operating Expenses

Our direct operating expenses decreased $18.1 million during the third quarter of 2010 as compared to the third quarter of 2009. Americas direct operating expenses decreased $3.3 million, primarily as a result of the disposition of our taxi advertising business, partially offset by an increase in site lease expenses associated with the increase in revenue. Direct operating expenses in our International segment decreased $14.8 million, primarily as a result of a $9.4 million decrease from movements in foreign exchange in addition to decreased site lease expenses associated with cost savings from our restructuring program.

Our direct operating expenses decreased $25.3 million during the first nine months of 2010 as compared to the same period of 2009. Americas direct operating expenses decreased $13.3 million, primarily as a result of the disposition of our taxi advertising business, partially offset by an increase in site lease expenses associated with the increase in revenue. Direct operating expenses in our International segment decreased $12.0 million, primarily as a result of decreased site lease expenses associated with cost savings from our restructuring program, partially offset by a $1.2 million increase from movements in foreign exchange.

Selling, General and Administrative (“SG&A”) Expenses

Our SG&A expenses increased $6.4 million during the third quarter of 2010 as compared to the same period of 2009. SG&A expenses increased $4.1 million in our Americas segment, primarily as a result of increased bonus and commission expenses associated with the increase in revenue. SG&A expenses increased $2.3 million in International, primarily from increased selling costs associated with the increase in revenue, partially offset by a $2.5 million decrease from movements in foreign exchange.

Our SG&A expenses increased $9.3 million during the first nine months of 2010 as compared to the same period of 2009. SG&A expenses increased $12.5 million in our Americas segment, primarily as a result of the unfavorable impact of litigation in addition to an increase in selling and marketing costs associated with the increase in revenue. Our International SG&A expenses decreased $3.1 million, primarily as a result of cost savings from our restructuring program as well as a decrease in business tax related to a change in French tax law.

Corporate Expenses

Corporate expenses increased $10.7 million and $25.3 million during the three and nine months ended September 30, 2010, respectively, as compared to the same periods of 2009, primarily due to increases in bonus expense from improved operating performance compared to the prior year and increases related to headcount from centralization efforts and the expansion of corporate capabilities.

Depreciation and Amortization

Depreciation and amortization decreased $7.2 million and $16.9 million during the third quarter and first nine months of 2010, respectively, compared to the same periods of 2009, primarily as a result of decreased amortization in our International segment in 2010 related to assets that became fully amortized during 2009.

Other Operating Income (Expense) - Net

Other operating expenses were $27.7 million and $24.9 million for the three and nine months ended September 30, 2010, respectively, primarily due to a $23.6 million non-cash charge recorded as of September 30, 2010 as a result of the transfer of our interest in our Branded Cities business, and a $3.7 million loss on the sale of our outdoor advertising business in India.

Other operating income for the nine months ended September 30, 2009 was $10.1 million and primarily related to a gain of $4.4 million on the sale of International assets and a gain of $3.7 million on the sale of Americas assets.

Interest Expense

Interest expense increased $22.4 million and $64.0 million during the three and nine months ended September 30, 2010, respectively, as compared to the same periods of 2009. The increase was primarily attributable to the issuance by our subsidiary, Clear Channel Worldwide Holdings, Inc., of $2.5 billion aggregate principal amount of senior notes in December 2009, which bear interest at a fixed rate of 9.25% per annum. The senior notes were issued at a higher interest rate than the $2.5 billion note to Clear Channel Communications, which was prepaid and retired in December 2009.

Loss on Marketable Securities

The loss on marketable securities of $11.3 million during the three and nine months ended September 30, 2009 relates to an impairment of certain available-for-sale securities.

Income Tax Benefit (Expense)

Our operations are included in a consolidated income tax return filed by CC Media Holdings, Inc. (“CC Media Holdings”). However, for our financial statements, our provision for income taxes was computed on the basis that we file separate consolidated Federal income tax returns with our subsidiaries.

Income tax expense of $18.8 million and $7.4 million was recorded for the three months and nine months ended September 30, 2010, respectively, resulting in effective tax rates of (144.3%) and (9.7%) for those periods, respectively. The 2010 effective rates were impacted primarily as a result of our inability to benefit from tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years. In addition, during the three months ended September 30, 2010, we recorded a valuation allowance of $13.4 million against deferred tax assets in foreign jurisdictions due to the uncertainty of the ability to realize those assets in future periods.

Income tax expense of $11.0 million and income tax benefits of $101.7 million were recorded for the three months and nine months ended September 30, 2009, respectively, resulting in effective tax rates of (47.7%) and 11.1% for those periods, respectively. The 2009 effective tax rates were primarily impacted by the impairment charge on goodwill. In addition, we recorded deferred tax valuation allowances due the uncertainty of our ability to utilize Federal and foreign tax losses at that time.

Americas Results of Operations

Disposition of Taxi Business

On December 31, 2009, our subsidiary Clear Channel Outdoor, Inc. disposed of Clear Channel Taxi Media, LLC (“Taxis”), our taxi advertising business. For the three months ended September 30, 2009, Taxis contributed $9.8 million in revenue, $9.6 million in direct operating expenses and $2.4 million in SG&A expenses. For the nine months ended September 30, 2009, Taxis contributed $29.5 million in revenue, $29.5 million in direct operating expenses and $7.7 million in SG&A expenses.

Our Americas operating results were as follows:

(In thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
Revenue	$333,269	$312,537	7%	$928,015	$898,277	3%
Direct operating expenses	143,940	147,250	(2%)	427,546	440,885	(3%)
SG&A expenses	51,750	47,602	9%	160,302	147,839	8%
Depreciation and amortization	53,139	54,102	(2%)	158,319	158,612	(0%)

Operating income	$84,440	$63,583	33%	$181,848	$150,941	20%

Three Months

Americas revenue increased $20.7 million during the third quarter of 2010 compared to the same period of 2009 as a result of increased revenue across our advertising inventory, particularly digital. The increase was driven by increases in both occupancy and rate. Partially offsetting the revenue increase was the decrease in revenue related to the sale of Taxis.

Direct operating expenses decreased $3.3 million during the third quarter of 2010 compared to the same period of 2009, due to the disposition of Taxis. Offsetting the decrease was a $5.6 million increase in site-lease expenses associated with the increase in revenue. SG&A expenses increased $4.1 million during the third quarter of 2010 compared to the same period of 2009 primarily as a result of increased bonus and commission expenses associated with the increase in revenue, partially offset by the disposition of Taxis.

Nine Months

Americas revenue increased $29.7 million during the first nine months of 2010 compared to the same period of 2009 as a result of increased revenue across our advertising inventory, particularly digital. The increase was driven by increases in both occupancy and rate. Partially offsetting the revenue increase was the decrease in revenue related to the sale of Taxis.

Direct operating expenses decreased $13.3 million during the first nine months of 2010 compared to the same period of 2009. The decline in direct operating expenses was due to the disposition of Taxis, partially offset by a $16.9 million increase in site-lease expenses associated with the increase in revenue. SG&A expenses increased $12.5 million during the first nine months of 2010 compared to the same period of 2009 as a result of a $5.3 million increase primarily related to the unfavorable impact of litigation, a $4.4 million increase in consulting costs and a $6.0 million increase primarily due to bonus and commission expenses associated with the increase in revenue, partially offset by the disposition of Taxis.

International Results of Operations

Our International operating results were as follows:

(In thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
Revenue	$361,817	$348,085	4%	$1,077,246	$1,036,678	4%
Direct operating expenses	236,679	251,516	(6%)	717,843	729,798	(2%)
SG&A expenses	63,474	61,222	4%	196,971	200,091	(2%)
Depreciation and amortization	50,694	56,951	(11%)	152,522	169,157	(10%)

Operating income (loss)	$10,970	$(21,604)	151%	$9,910	$(62,368)	116%

Three Months

International revenue increased $13.7 million during the third quarter of 2010 compared to the same period of 2009. Revenue growth from all of our advertising inventory categories, particularly street furniture, and across most countries was partially offset by the exit from the business in Greece. Foreign exchange movements negatively impacted revenues by $12.5 million.

Direct operating expenses decreased $14.8 million during the third quarter of 2010 compared to the same period of 2009, primarily from a $9.4 million decrease from movements in foreign exchange and a $4.7 million decline in site-lease expenses as a result of cost savings from our restructuring program and the exit from the business in Greece. SG&A expenses increased $2.3 million during the third quarter of 2010 compared to the same period of 2009 primarily from increased selling costs associated with the increase in revenue, partially offset by a $2.5 million decrease from movements in foreign exchange.

Depreciation and amortization decreased $6.3 million during the third quarter of 2010 compared to the same period of 2009 primarily as a result of assets that became fully amortized during 2009.

Nine Months

International revenue increased $40.6 million during the first nine months of 2010 compared to the same period of 2009, primarily as a result of revenue growth from street furniture across most countries and included a $3.4 million increase from movements in foreign exchange. Partially offsetting the increase was the exit from businesses in Greece and India.

Direct operating expenses decreased $12.0 million during the first nine months of 2010 compared to the same period of 2009, primarily as a result of a $16.6 million decline in site-lease expenses associated with cost savings from our restructuring program and the exit from the business in Greece, partially offset by a $1.2 million increase from movements in foreign exchange. SG&A expenses decreased $3.1 million during the first nine months of 2010 compared to the same period of 2009, primarily as a result of a $4.5 million decrease in business tax related to a change in French tax law, partially offset by higher compensation expense associated with the increase in revenue.

Depreciation and amortization decreased $16.6 million during the first nine months of 2010 compared to the same period of 2009 primarily as a result of assets that became fully amortized during 2009.

Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income (Loss)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Americas	$84,440	$63,583	$181,848	$150,941
International	10,970	(21,604)	9,910	(62,368)
Corporate expenses	(26,197)	(15,547)	(70,726)	(45,446)
Impairment charges	—	—	—	(812,390)
Other operating income (expense) - net	(27,672)	1,160	(24,934)	10,125

Consolidated operating income (loss)	$41,541	$27,592	$96,098	$(759,138)

Share-Based Compensation Expense

The following table details amounts related to share-based compensation expense for the three and nine months ended September 30, 2010 and 2009, respectively:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Americas	$2,207	$1,775	$6,553	$5,971
International	658	537	1,953	1,806
Corporate	92	182	273	611

Total share-based compensation expense	$2,957	$2,494	$8,779	$8,388

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

The following discussion highlights our cash flow activities during the nine months ended September 30, 2010 and 2009 respectively.

Cash Flows

(In thousands)	Nine Months Ended September 30,
	2010	2009
Cash provided by (used for):
Operating activities	$369,134	$269,882
Investing activities	$(135,227)	$(93,104)
Financing activities	$(179,002)	$(110,966)

Operating Activities

The increase in cash flow from operations for the nine months ended September 30, 2010 compared to the same period of the prior year was primarily driven by improved profitability, including a 4% increase in revenues and a 1% decrease in direct operating and SG&A expenses. Our cash paid for interest increased $61.8 million primarily due to the December 2009 issuance of $2.5 billion aggregate principal amount of senior notes at a higher rate than the $2.5 billion note to Clear Channel Communications, which was prepaid and retired in December 2009. Partially offsetting the increased interest was the receipt of $51.0 million of Federal income tax refunds during the third quarter of 2010.

Investing Activities

Net cash used for investing activities of $135.2 million for the nine months ended September 30, 2010 primarily reflects capital expenditures of $139.3 million, partially offset by proceeds of $6.5 million from the sale of International and Americas assets. We spent $70.6 million in our Americas segment primarily related to the construction of new billboards and $68.7 million in our International segment primarily related to new billboard and street furniture contracts and renewals of existing contracts.

Net cash used for investing activities of $93.1 million for the nine months ended September 30, 2009 primarily reflects capital expenditures of $55.9 million in our International segment primarily related to new billboard and street furniture contracts and renewals of existing contracts. We also received proceeds of $5.5 million from the sale of International assets and $5.2 million from the sale of Americas assets.

Financing Activities

Net cash used for financing activities of $179.0 million for the nine months ended September 30, 2010 primarily reflects payments on credit facilities and long-term debt of $42.3 million and $12.4 million, respectively, and net transfers to Clear Channel Communications of $130.9 million.

Net cash used for financing activities of $111.0 million for the nine months ended September 30, 2009 include net transfers of cash to Clear Channel Communications of $86.3 million. The net transfers of cash to Clear Channel Communications represent the activity in the “Due from/to Clear Channel Communications” account. This activity primarily relates to working capital and settlement of interest on the cash management notes and the $2.5 billion note payable to Clear Channel Communications. In addition, we purchased the remaining 15% interest in our fully consolidated subsidiary, Paneles Napsa S.A., for $13.0 million.

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

Furthermore, in its Quarterly Report on Form 10-Q filed with the SEC on November 8, 2010, CC Media Holdings, our indirect parent, stated that it expects to be in compliance with the covenants under Clear Channel Communications’ material financing agreements in 2010, including the financial covenant contained in its senior credit facilities that limits the ratio of its consolidated senior secured debt, net of cash and cash equivalents, to its consolidated adjusted EBITDA for the preceding four quarters. CC Media Holdings similarly stated in its Quarterly Report that its anticipated results are also subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants. Moreover, CC Media Holdings stated in its Quarterly Report that its ability to comply with the covenants in Clear Channel Communications’ material financing agreements may be affected by events beyond CC Media Holdings’ control, including prevailing economic, financial and industry conditions. As discussed therein, the breach of any covenants set forth in Clear Channel Communications’ financing agreements would result in a default thereunder, and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, as discussed therein, the lenders under the revolving credit facility under Clear Channel Communications’ senior secured credit facilities would have the option to terminate their commitments to make further extensions of revolving credit thereunder. In addition, CC Media Holdings stated in its Quarterly Report that if CC Media Holdings is unable to repay Clear Channel Communications’ obligations under any secured credit facility, the lenders under such secured credit facility could proceed against any assets that were pledged to secure such facility. Finally, CC Media Holdings stated in its Quarterly Report that a default or acceleration under any of Clear Channel Communications’ material financing agreements, including the Notes, could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.

For so long as Clear Channel Communications maintains significant control over us, a deterioration in the financial condition of Clear Channel Communications could have the effect of increasing our borrowing costs or impairing our access to capital markets. As of September 30, 2010, Clear Channel Communications had $1.7 billion recorded as “Cash and cash equivalents” on its condensed consolidated balance sheets.

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

SOURCES OF CAPITAL

As of September 30, 2010 and December 31, 2009, we had the following debt outstanding, net of cash and cash equivalents and amounts due from Clear Channel Communications:

(In thousands)	September 30, 2010	December 31, 2009
CCWH Senior Notes	$2,500,000	$2,500,000
Credit facility ($150.0 million sub-limit within Clear Channel Communications’ $2.0 billion revolving credit facility)	—	30,000
Other debt	67,336	78,878

Total debt	2,567,336	2,608,878
Less: Cash and cash equivalents	664,710	609,436
Less: Due from Clear Channel Communications	254,178	123,308

	$1,648,448	$1,876,134

We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Promissory Notes with Clear Channel Communications

We maintain accounts that represent net amounts due to or from Clear Channel Communications, which is recorded as “Due from/to Clear Channel Communications” on our condensed consolidated balance sheets. The accounts represent our revolving promissory note issued by us to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to us in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances. Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications. At September 30, 2010 and December 31, 2009, the asset recorded in “Due from Clear Channel Communications” on our condensed consolidated balance sheet was $254.2 million and $123.3 million, respectively. At September 30, 2010, we had no borrowings under the cash management note to Clear Channel Communications.

The net interest income for the three and nine months ended September 30, 2010 was $4.8 million and $12.0 million, respectively. The net interest income for the three and nine months ended September 30, 2009 was $0.1 million and $0.4 million, respectively. At September 30, 2010 and 2009, the interest rate on the “Due from Clear Channel Communications” account was 9.25% and 0.056%, respectively, the first of which represented the interest rate on the CCWH Senior Notes and the second of which represented the average one-month generic treasury bill rate.

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

Clear Channel Worldwide Holdings Senior Notes

The Series B Notes indenture restricts, among other things, our ability to incur additional indebtedness and to pay dividends and make other restricted payments. In order to incur additional indebtedness, our consolidated leverage ratio (as defined by the indenture) must generally be no greater than 6.5:1 and, in order to incur additional senior indebtedness, our senior leverage ratio (as defined by the indenture) must be no greater than 3.25:1, in each case after giving pro forma effect to such incurrence. The Company’s adjusted EBITDA of $715.5 million is calculated as the trailing twelve months operating income before depreciation and amortization and other operating income – net, plus impairment charges and non-cash compensation, and is further adjusted for certain items, including: (i) an increase for expected cost savings (limited to $58.8 million in any twelve month period) of $16.9 million; (ii) an increase of $40.9 million for non-cash items; (iii) an increase of $52.0 million related to restructuring charges and other costs/expenses; and (iv) an increase of $8.5 million for various other items. Our consolidated leverage ratio was 3.6:1 at September 30, 2010, and our senior leverage ratio was also 3.6:1 at September 30, 2010. If these ratios are not met, we have various exceptions that allow us to incur additional indebtedness, such as a $150 million basket for credit facilities indebtedness and a $65 million general indebtedness basket. The restrictions on our ability to pay dividends and make other restricted payments are subject to various exceptions, including a $500 million exception for the payment of dividends and a $25 million general exception for the making of other restricted payments.

Other Debt

Other debt consists primarily of loans with international banks. At September 30, 2010, approximately $67.3 million was outstanding as other debt.

Clear Channel Communications’ Debt Covenants

Clear Channel Communications’ senior credit facilities require Clear Channel Communications to comply on a quarterly basis with a financial covenant limiting the ratio of its consolidated senior secured debt, net of cash and cash equivalents, to its consolidated adjusted EBITDA for the preceding four quarters. The maximum ratio under this financial covenant is currently set at 9.5:1 and becomes more restrictive over time beginning in the second quarter of 2013. In its Quarterly Report on Form 10-Q filed with the SEC on November 8, 2010, CC Media Holdings stated that it was in compliance with this covenant as of September 30, 2010.

Disposition of Assets

On October 15, 2010, we transferred our interest in our Branded Cities operations to our joint venture partner, The Ellman Companies. The long-lived tangible and intangible assets of the Branded Cities operations were transferred for less than their carrying values in connection with this transaction. In connection with this subsequent event, we recorded a non-cash charge in the third quarter of 2010 of approximately $23.6 million in “Other operating income (expense) – net” to present these assets at their estimated fair values as of September 30, 2010.

During the three months ended September 30, 2010, our International segment sold its outdoor advertising business in India, resulting in a loss of $3.7 million included in “Other operating income (expense) – net.”

USES OF CAPITAL

Commitments, Contingencies and Guarantees

We are currently involved in certain legal proceedings. Based on current assumptions, we have accrued an estimate of the probable costs for the resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated. Future results of operations could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.

SEASONALITY

Typically, both our Americas and International segments experience their lowest financial performance in the first quarter of the calendar year, with International historically experiencing a loss from operations in that period. Our Americas segment historically experiences consistent performance for the remainder of our calendar year. Our International segment typically experiences its strongest performance in the second and fourth quarters of our calendar year. We expect this trend to continue in the future.

MARKET RISK

Equity Price Risk

The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value and comprehensive loss at September 30, 2010 by $2.1 million.

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have increased our net loss for the three and nine months ended September 30, 2010 by approximately $1.8 million and $2.9 million, respectively, and that a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have decreased our net loss by a corresponding amount.

This analysis does not consider the implications that such currency fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.

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

NEW ACCOUNTING PRONOUNCEMENTS

In August 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and became effective upon issuance. The adoption of ASU No. 2010-21 will not have a material impact on our financial position or results of operations.

In August 2010, the FASB issued ASU No. 2010-22, Accounting for Various Topics—Technical Corrections to SEC Paragraphs. This ASU amends various SEC paragraphs and became effective upon issuance. The adoption of ASU No. 2010-22 will not have a material impact on our financial position or results of operations.

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

Item 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

On or about July 12, 2006, two of the Company’s operating businesses (L&C Outdoor Ltda. and Publicidad Klimes Sao Paulo Ltda.) in the Sao Paulo, Brazil market received notices of infraction from the state taxing authority, seeking to impose a value added tax (“VAT”) on such businesses, retroactively for the period from December 31, 2001 through January 31, 2006. The taxing authority contends that the Company’s businesses fall within the definition of “communication services” and as such are subject to the VAT. The aggregate amount of tax initially claimed to be owed by both businesses equals approximately $69.4 million, comprised of approximately $20.2 million in taxes, approximately $40.2 million in penalty and approximately $9.0 million in interest (as of September 30, 2010 at an exchange rate of 0.59). In addition, the taxing authorities are seeking to impose an additional aggregate amount of interest on the tax and penalty amounts until the initial tax, penalty and interest are paid of approximately $39.3 million (as of September 30, 2010 at an exchange rate of 0.59). The aggregate amount of additional interest accrues daily at an interest rate promulgated by the Brazilian government, which at September 30, 2010 is equal to approximately $1.85 million per month.

The Company has filed petitions to challenge the imposition of this tax against each of its businesses, which are proceeding separately. The Company’s challenge for L&C Outdoor Ltda. was unsuccessful at the first administrative level, but successful at the second administrative level. The state taxing authority filed an appeal to the next administrative level, which required consideration by a full panel of 16 administrative law judges. On September 27, 2010, the Company received an unfavorable ruling from this final administrative level and intends to appeal this ruling to the judicial level. The Company has filed a petition to have the case remanded to the second administrative level for consideration of the amount of the penalty assessed against it. The Company’s challenge for Publicidad Klimes Sao Paulo Ltda. was unsuccessful at the first administrative level, and denied at the second administrative level on or about September 24, 2009. The case is now pending before the third administrative level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases made during the quarter ended September 30, 2010 by or on behalf of the Company or an affiliated purchaser of shares of our Class A common stock registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	137	$11.19	—	(3)
August 1 through August 31	—	—	—	(3)
September 1 through September 30	87	$10.71	—	(3)

Total	224	$11.00	—	$100,000,000(3)

(1)	The shares indicated consist of shares tendered by employees to the Company during the three months ended September 30, 2010 to satisfy the employees’ tax withholding obligations in connection with the vesting and release of restricted shares, which are repurchased by the Company based on their fair market value on the date the relevant transaction occurs.

(2)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.

(3)	On August 9, 2010, Clear Channel Communications, Inc., the Company’s indirect parent entity, announced that its board of directors approved a stock purchase program under which Clear Channel Communications or its subsidiaries may purchase up to an aggregate of $100 million of the Class A common stock of the Company and/or the Class A common stock of CC Media Holdings, Inc., the indirect parent entity of Clear Channel Communications. The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at Clear Channel Communications’ discretion. No shares were purchased under the stock purchase program during the three months ended September 30, 2010.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1*	Employment Agreement, dated as of July 19, 2010, between the Company and Joseph Bagan.

11*	Statement re: Computation of Per Share Earnings.

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

November 8, 2010	/s/ Scott D. Hamilton
Scott D. Hamilton Chief Accounting Officer