Form 10-K
period 2010-12-31
Clear Channel Outdoor Holdings, Inc.
filed 2011-02-14
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010,

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

As of June 30, 2010, the aggregate market value of the common stock beneficially held by non-affiliates of the registrant was approximately $347.9 million based on the closing sales price of the Class A Common Stock as reported on the New York Stock Exchange. (For purposes hereof, only directors and executive officers have been deemed affiliates).

On January 31, 2011, there were 40,809,721 outstanding shares of Class A Common Stock, excluding 84,032 shares held in treasury, and 315,000,000 outstanding shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for the 2011 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I

ITEM 1. Business

The Company

Clear Channel Outdoor Holdings, Inc. (“the Company”), a Delaware Corporation, provides clients with advertising opportunities through billboards, street furniture displays, transit displays and other out-of-home advertising displays, such as wallscapes, spectaculars, neons and mall displays, which we own or operate in key markets worldwide. Our business consists of two reportable operating segments: Americas and International. As of December 31, 2010, we owned or operated approximately 822,000 advertising displays worldwide. For the year ended December 31, 2010, we generated revenue of approximately $2.8 billion, with $1.3 billion and $1.5 billion from our Americas and International segments, respectively.

Our History

We were incorporated in August 1995 under the name “Eller Media Company.” In 1997, Clear Channel Communications, Inc. (“Clear Channel Communications”), our parent company, entered the outdoor advertising industry with its acquisition of Eller Media Company. We changed our name to Clear Channel Outdoor Holdings, Inc. in August 2005.

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

As long as Clear Channel Communications continues to own shares of our common stock representing more than 50% of the total voting power of our common stock, it will have the ability to direct the election of all members of our Board of Directors and, therefore, to exercise a controlling influence over our business and affairs, including any determination with respect to mergers or other business combinations, our acquisition or disposition of assets, our incurrence of indebtedness, our issuance of any additional common stock or other equity securities, our repurchase or redemption of common stock or any preferred stock, if applicable, and our payment of dividends. Similarly, Clear Channel Communications will have the power to determine or significantly influence the outcome of matters submitted to a vote of our stockholders, including the power to prevent an acquisition or any other change in control, and to take other actions that might be favorable to Clear Channel Communications.

On July 30, 2008, Clear Channel Communications completed its merger with a subsidiary of CC Media Holdings, Inc. (“CC Media Holdings”), a company formed by a group of private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. Clear Channel Communications is now owned indirectly by CC Media Holdings.

You can find more information about us at our Internet website located at www.clearchanneloutdoor.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). The contents of our website are not deemed to be part of this Annual Report on Form 10-K or any of our other filings with the SEC.

Our principal executive offices are located at 200 East Basse Road, San Antonio, Texas 78209 (telephone: 210-832-3700).

Our Business Segments

We have two reportable business segments, Americas Outdoor Advertising (“Americas” or “Americas outdoor advertising”) and International Outdoor Advertising (“International” or “International outdoor advertising”), which represented 46% and 54% of our 2010 revenue, respectively.

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

For more information about our revenue, gross profit and assets by segment and our revenue and long-lived assets by geographic area, see Note 13 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K.

Americas Outdoor Advertising

We are the largest outdoor advertising company in the Americas (based on revenue), which includes the United States, Canada and Latin America. Approximately 89% of our 2010 revenue in our Americas segment was derived from the United States. We own or operate approximately 188,000 displays in our Americas segment and have operations in 49 of the 50 largest markets in the United States, including all of the 20 largest markets.

Our Americas assets consist of billboards, street furniture and transit displays, airport displays, mall displays, and wallscapes and other spectaculars, which we own or operate under lease management agreements. Our Americas advertising business is focused on urban markets with dense populations.

Strategy

We seek to capitalize on our Americas outdoor network and diversified product mix to maximize revenue. In addition, by sharing best practices among our business segments, we believe we can quickly and effectively replicate our successes in other markets in which we operate. Our outdoor strategy also focuses on leveraging our diversified product mix and long-standing presence in many of our existing markets, which provides us with the platform to launch new products and test new initiatives in a reliable and cost-effective manner.

Drive Outdoor Media Spending. Given the attractive industry fundamentals of outdoor media and our depth and breadth of relationships with both local and national advertisers, we believe we can drive outdoor advertising’s share of total media spending by utilizing our dedicated national sales team to highlight the value of outdoor advertising relative to other media. Outdoor advertising only represented 3% of total dollars spent on advertising in the United States in 2009. We have made and continue to make significant investments in research tools that enable our clients to better understand how our displays can successfully reach their target audiences and promote their advertising campaigns. Also, we are working closely with clients, advertising agencies and other diversified media companies to develop more sophisticated systems that will provide improved audience metrics for outdoor advertising. For example, we have implemented the EYES ON audience measurement system which: (1) separately reports audiences for each of the nearly 400,000 units of inventory across the industry in the United States, (2) reports those audiences using the same demographics available and used by other media permitting reach and frequency measures, (3) provides the same audience measures across more than 200 markets, and (4) reports which advertisement is most likely to be seen. We believe that measurement systems such as EYES ON will further enhance the attractiveness of outdoor advertising for both existing clients and new advertisers and further foster outdoor media spending growth.

Continue to Deploy Digital Billboards. Digital outdoor advertising provides significant advantages over traditional outdoor media. Our electronic displays are linked through centralized computer systems to instantaneously and simultaneously change advertising copy on a large number of displays, allowing us to sell more slots to advertisers. The ability to change copy by time of day and quickly change messaging based on advertisers’ needs creates additional flexibility for our customers. The advantages of digital allow us to penetrate new accounts and categories of advertisers as well as serve a broader set of needs for existing advertisers. We expect this trend to continue as we increase our quantity of digital inventory. As of December 31, 2010, we have deployed a total of 615 digital displays in 36 markets in the United States.

Sources of Revenue

Americas generated 46%, 46% and 43% of our revenue in 2010, 2009 and 2008, respectively. Americas’ revenue is derived from the sale of advertising copy placed on our display inventory. Our display inventory consists primarily of billboards, street furniture displays and transit displays. The margins on our billboard contracts tend to be higher than those on contracts for other displays, due to their greater size, impact and location along major roadways that are highly trafficked. Billboards comprise approximately two-thirds of our display revenues. The following table shows the approximate percentage of revenue derived from each category for our Americas advertising inventory:

	Year Ended December 31,
	2010	2009	2008
Billboards
Bulletins (1)	54%	52%	51%
Posters	13%	14%	15%
Street furniture displays	6%	5%	5%
Transit displays	15%	17%	17%
Other displays (2)	12%	12%	12%

Total	100%	100%	100%

(1)	Includes digital displays.

(2)	Includes spectaculars, mall displays and wallscapes.

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

•

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

•

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

Street Furniture Displays

Our street furniture displays, marketed under our global Adshel™ brand, are advertising surfaces on bus shelters, information kiosks, freestanding units and other public structures, and are primarily located in major metropolitan cities and along major commuting routes. Generally, we own the street furniture structures and are responsible for their construction and maintenance. Contracts for the right to place our street furniture displays in the public domain and sell advertising space on them are awarded by municipal and transit authorities in competitive bidding processes governed by local law. Generally, these contracts have terms ranging from 10 to 20 years. As compensation for the right to sell advertising space on our street furniture structures, we pay the municipality or transit authority a fee or revenue share that is either a fixed amount or a percentage of the revenue derived from the street furniture displays. Typically, these revenue sharing arrangements include payments by us of minimum guaranteed amounts. Client contracts for street furniture displays typically have terms ranging from four weeks to one year, and are typically for network packages.

Transit Displays

Our transit displays are advertising surfaces on various types of vehicles or within transit systems, including on the interior and exterior sides of buses, trains, trams, and within the common areas of rail stations and airports. Similar to street furniture, contracts for the right to place our displays on such vehicles or within such transit systems and to sell advertising space on them generally are awarded by public transit authorities in competitive bidding processes or are negotiated with private transit operators. Generally, these contracts have terms ranging up to nine years. Our client contracts for transit displays generally have terms ranging from four weeks to one year.

Other Inventory

The balance of our display inventory consists of spectaculars, wallscapes and mall displays. Spectaculars are customized display structures that often incorporate video, multidimensional lettering and figures, mechanical devices and moving parts and other embellishments to create special effects. The majority of our spectaculars are located in Times Square in New York City, Dundas Square in Toronto, Fashion Show in Las Vegas, Miracle Mile in Las Vegas and across from the Target Center in Minneapolis. Client contracts for spectaculars typically have terms of one year or longer. A wallscape is a display that drapes over or is suspended from the sides of buildings or other structures. Generally, wallscapes are located in high-profile areas where other types of outdoor advertising displays are limited or unavailable. Clients typically contract for individual wallscapes for extended terms. We also own displays located within the common areas of malls on which our clients run advertising campaigns for periods ranging from four weeks to one year.

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

Advertising Inventory and Markets

As of December 31, 2010, we owned or operated approximately 188,000 displays in our Americas segment. Our displays are located on owned land, leased land or land for which we have acquired permanent easements. The majority of the advertising structures on which our displays are mounted require permits. Permits are granted for the right to operate an advertising structure as long the structure is used in compliance with the laws and regulations of the applicable jurisdiction.

The following table sets forth certain selected information with regard to our Americas advertising inventory, with our markets listed in order of their designated market area (“DMA®”) region ranking (DMA® is a registered trademark of Nielsen Media Research, Inc.):

Market	DMA® Market Rank	Number of Displays
New York, NY	1	2,607
Los Angeles, CA	2	9,984
Chicago, IL	3	11,709
Philadelphia, PA	4	5,285
Dallas-Ft. Worth, TX	5	17,571
San Francisco-San Jose, CA	6	10,104
Boston, MA	7	2,924
Atlanta, GA	8	2,527
Washington, DC	9	3,202
Houston-Galveston, TX	10	3,036
Detroit, MI	11	587
Phoenix, AZ	12	9,151
Seattle-Tacoma, WA	13	6,233
Tampa-St. Petersburg-Clearwater, FL	14	2,319
Minneapolis-St. Paul, MN	15	1,893
Miami-Ft. Lauderdale-Hollywood, FL	16	5,313

Market	DMA® Market Rank	Number of Displays
Denver-Boulder, CO	17	1,156
Cleveland, OH	18	3,329
Orlando, FL	19	3,765
Sacramento, CA	20	2,610
St. Louis, MO	21	323
Portland, OR	22	1,141
Charlotte-Gastonia-Rock Hill, NC-SC	23	12
Pittsburgh, PA	24	93
Raleigh-Durham, NC	25	1,814
Baltimore, MD	26	1,909
Indianapolis, IN	27	3,243
San Diego, CA	28	756
Nashville, TN	29	732
Hartford-New Britain-Middletown, CT	30	667
Kansas City, KS	31	1,174
Salt Lake City-Ogden-Provo, UT	32	65
Cincinnati, OH	33	12
Columbus, OH	34	1,818
Milwaukee-Racine, WI	35	6,034
Greenville-Spartanburg, SC	36	91
San Antonio, TX	37	6,991
West Palm Beach-Boca Raton, FL	38	624
Harrisburg-Lebanon-Carlisle, PA	39	176
Birmingham (Ann and Tusc)	*	*
Grand Rapids, MI	41	290
Las Vegas, NV	42	1,176
Norfolk-Virginia Beach-Newport News, VA	43	379
Austin, TX	44	134
Oklahoma City, OK	45	49
Albuquerque, NM	46	1,180
Greensboro-Winston Salem-High Point, NC	47	751
Memphis, TN	48	1,708
Jacksonville, FL	49	956
Louisville, KY	50	159
Various U.S. Cities	51-100	14,393
Various U.S. Cities	101-150	3,890
Various U.S. Cities	151-200	2,119
Various U.S. Cities	201+	63
Non-U.S. Markets	N/A	27,897

Total		188,124

*	Represents markets where outdoor advertising is not operated.

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

Client Categories

In 2010, the top five client categories in our Americas segment were retail, business services, banking and financial services, media and telecommunications.

Construction and Operation

We typically own the physical structures on which our clients’ advertising copy is displayed. We build some of the structures at our billboard fabrication business in Illinois and erect them on sites we either lease or own or for which we have acquired permanent easements. The site lease terms generally range from one to 20 years. In addition to the site lease, we must obtain a permit to build the sign. Permits are typically issued in perpetuity by the state or local government and typically are transferable or renewable for a minimal, or no, fee. Bulletin and poster advertising copy is either printed with computer generated graphics on a single sheet of vinyl or placed on lithographed or silk-screened paper sheets supplied by the advertiser. These advertisements are then transported to the site and in the case of vinyl, wrapped around the face of the site, and in the case of paper, pasted and applied like wallpaper to the site. The operational process also includes conducting visual inspections of the inventory for display defects and taking the necessary corrective action within a reasonable period of time.

International Outdoor Advertising

Our International segment includes our operations in Asia, Australia and Europe, with approximately 37% of our 2010 revenue in this segment derived from France and the United Kingdom. As of December 31, 2010, we owned or operated approximately 634,000 displays in 29 countries.

Our International assets consist of street furniture and transit displays, billboards, mall displays, Smartbike schemes, wallscapes and other spectaculars, which we own or operate under lease agreements. Our International business is focused on urban markets with dense populations.

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

Capitalize on Product and Geographic Opportunities. We are also focused on growing our business internationally by working closely with our advertising customers and agencies in meeting their needs, and through new product offerings, optimization of our current display portfolio and selective investments targeting promising growth markets. We have continued to innovate and introduce new products in international markets based on local demands. Our core business is our street furniture business and that is where we plan to focus much of our investment. We plan to continue to evaluate municipal contracts that may come up for bid and will make prudent investments where we believe we can receive attractive returns. We will also continue to invest in markets such as China, Turkey and Poland, where we believe there is high growth potential.

Sources of Revenue

Our International segment generated 54%, 54% and 57% of our revenue in 2010, 2009 and 2008, respectively. International revenue is derived from the sale of advertising copy placed on our display inventory. Our International display inventory consists primarily of billboards, street furniture displays, transit displays and other out-of-home advertising displays, such as neon displays.

The following table shows the approximate percentage of revenue derived from each inventory category of our International segment:

	Year Ended December 31,
	2010	2009	2008
Billboards (1)	30%	32%	35%
Street furniture displays	42%	40%	38%
Transit displays	8%	8%	9%
Other (2)	20%	20%	18%

Total	100%	100%	100%

(1)	Includes revenue from spectaculars and neon displays.
(2)	Includes advertising revenue from mall displays, other small displays, and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services, operation of Smartbike schemes and production revenue.

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

Billboards

The sizes of our International billboards are not standardized. The billboards vary in both format and size across our networks, with the majority of our International billboards being similar in size to our posters used in our Americas business (30-sheet and 8-sheet displays). Our International billboards are sold to clients as network packages with contract terms typically ranging from one to two weeks. Long-term client contracts are also available and typically have terms of up to one year. We lease the majority of our billboard sites from private landowners. Billboards include our spectacular and neon displays. Defi Group SAS, our International neon subsidiary, is a global provider of neon signs with approximately 318 displays in more than 16 countries worldwide. Client contracts for International neon displays typically have terms of approximately five years.

Street Furniture Displays

Our International street furniture displays are substantially similar to their Americas street furniture counterparts, and include bus shelters, freestanding units, various types of kiosks, benches and other public structures. Internationally, contracts with municipal and transit authorities for the right to place our street furniture in the public domain and sell advertising on such street furniture typically provide for terms ranging from 10 to 15 years. The major difference between our International and Americas street furniture businesses is in the nature of the municipal contracts. In our International business, these contracts typically require us to provide the municipality with a broader range of urban amenities such as bus shelters with or without advertising panels, information kiosks and public wastebaskets, as well as space for the municipality to display maps or other public information. In exchange for providing such urban amenities and display space, we are authorized to sell advertising space on certain sections of the structures we erect in the public domain. Our International street furniture is typically sold to clients as network packages, with contract terms ranging from one to two weeks. Client contracts are also available with terms of up to one year.

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

Other International Inventory and Services

The balance of our revenue from our International segment consists primarily of advertising revenue from mall displays, other small displays and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services and production revenue. Internationally, our contracts with mall operators generally have terms ranging from five to ten years and client contracts for mall displays generally have terms ranging from one to two weeks, but are available for periods up to six months. Our International inventory includes other small displays that are counted as separate displays since they form a substantial part of our network and International Outdoor Advertising revenue. We also have a bike rental program which provides bicycles for rent to the general public in several municipalities. In exchange for providing the bike rental program, we generally derive revenue from advertising rights to the bikes, bike stations, additional street furniture displays, or fees from the local municipalities. Several of our International markets sell equipment or provide cleaning and maintenance services as part of a billboard or street furniture contract with a municipality.

Competition

The international outdoor advertising industry is fragmented, consisting of several larger companies involved in outdoor advertising, such as JC Decaux and CBS, as well as numerous smaller and local companies operating a limited number of display faces in a single or a few local markets. We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, the Internet and other forms of advertisement.

Outdoor companies compete primarily based on ability to reach consumers, which is driven by location of the display.

Advertising Inventory and Markets

As of December 31, 2010, we owned or operated approximately 634,000 displays in our International segment. The following table sets forth certain selected information with regard to our International advertising inventory, which are listed in descending order according to 2010 revenue contribution:

International Markets	Total Displays
France	121,902
United Kingdom	56,512
China	70,869
Italy	52,422
Australia/New Zealand	19,603
Spain	33,422
Sweden	106,888
Switzerland	17,691
Belgium	24,070
Denmark	34,054
Norway	23,849
Turkey	15,350
Ireland	9,874

International Markets	Total Displays
Holland	6,508
Finland	14,947
Poland	7,262
Baltic States/Russia	14,489
Singapore	3,801
Romania	154
Hungary	30
Germany	37
Austria	12
Portugal	12
Czech Republic	6
United Arab Emirates	1

Total International Displays	633,765

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

Client Categories

In 2010, the top five client categories in our International segment, based on International revenue derived from these categories, were retail, food and food products, telecommunications, entertainment and automotive.

Construction and Operation

The International manufacturing process largely consists of two elements: the manufacture and installation of advertising structures and the weekly preparation of advertising posters for distribution throughout our networks. Generally, we outsource the manufacturing of advertising structures to third parties and regularly seek competitive bids. We use a wide range of suppliers, located in each of our markets. The design of street furniture structures (such as bus shelters, bicycle racks and kiosks) is typically done in conjunction with a third party design or architectural firm. These street furniture designs then form the basis of a competitive bidding process to select a manufacturer. Our street furniture sites are posted by our own employees or subcontractors who also clean and maintain the sites. The decision to use our own employees or subcontractors is made on a market-by-market basis taking into consideration the mix of products in the market and local labor costs.

Employees

As of January 21, 2011, we had approximately 2,023 domestic employees and approximately 5,247 international employees, of which approximately 251 were employed in corporate activities. Approximately 159 of our employees in the United States and approximately 342 of our employees outside the United States are subject to collective bargaining agreements in their respective countries. We are a party to numerous collective bargaining agreements, none of which represent a significant number of employees. We believe that our relationship with our employees is good.

Seasonality

Required information is located within Item 7 of Part II of this Annual Report on Form 10-K.

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

Domestically, in recent years, outdoor advertising has become the subject of targeted state and municipal taxes and fees. These laws may affect prevailing competitive conditions in our markets in a variety of ways. Such laws may reduce our expansion opportunities or may increase or reduce competitive pressure from other members of the outdoor advertising industry. No assurance can be given that existing or future laws or regulations, and the enforcement thereof, will not materially and adversely affect the outdoor advertising industry. However, we contest laws and regulations that we believe unlawfully restrict our constitutional or other legal rights and may adversely impact the growth of our outdoor advertising business.

Federal law, principally the Highway Beautification Act (“HBA”) regulates outdoor advertising on Federal-Aid Primary, Interstate and National Highway Systems roads within the United States (“controlled roads”). The HBA regulates the size and placement of billboards, requires the development of state standards, mandates a state’s compliance program, promotes the expeditious removal of illegal signs and requires just compensation for takings.

To satisfy the HBA’s requirements, all states have passed billboard control statutes and regulations that regulate, among other things, construction, repair, maintenance, lighting, height, size, spacing and the placement and permitting of outdoor advertising structures. We are not aware of any state that has passed control statutes and regulations less restrictive than the prevailing federal requirements, including the requirement that an owner remove any non-grandfathered, non-compliant signs along the controlled roads, at the owner’s expense and without compensation. Local governments generally also include billboard control as part of their zoning laws and building codes regulating those items described above and include similar provisions regarding the removal of non-grandfathered structures that do not comply with certain of the local requirements. Some local governments have initiated code enforcement and permit reviews of billboards within their jurisdiction challenging billboards located within their jurisdiction, and in some instances we have had to remove billboards as a result of such reviews.

As part of their billboard control laws, state and local governments regulate the construction of new signs. Some jurisdictions prohibit new construction, some jurisdictions allow new construction only to replace existing structures and some jurisdictions allow new construction subject to the various restrictions discussed above. In certain jurisdictions, restrictive regulations also limit our ability to relocate, rebuild, repair, maintain, upgrade, modify or replace existing legal non-conforming billboards. While these regulations set certain limits on the construction of new outdoor advertising displays, they also benefit established companies, including us, by creating barriers to entry and by protecting the outdoor advertising industry against an oversupply of inventory.

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

Other important outdoor advertising regulations include the Intermodal Surface Transportation Efficiency Act of 1991 (currently known as “SAFETEA-LU”), the Bonus Act/Bonus Program, the 1995 Scenic Byways Amendment and various increases or implementations of property taxes, billboard taxes and permit fees.

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

International regulations have a significant impact on the outdoor advertising industry and our business. International regulation of the outdoor advertising industry can vary by municipality, region and country but generally limits the size, placement, nature and density of out-of-home displays. Other regulations may limit the subject matter and language of out-of-home displays.

ITEM 1A. Risk Factors

Risks Related to Our Business

Our results have been in the past, and could be in the future, adversely affected by deteriorations in economic conditions

The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. Expenditures by advertisers tend to be cyclical, reflecting economic conditions and budgeting and buying patterns. The recent global economic downturn resulted in a decline in advertising and marketing by our customers, which resulted in a decline in advertising revenues across our businesses. This reduction in advertising revenues had an adverse effect on our revenue, profit margins, cash flow and liquidity. Although we believe that global economic conditions are improving, if they do not continue to improve or if they deteriorate again, global economic conditions may once again adversely impact our revenue, profit margins, cash flow and liquidity. Furthermore, because a significant portion of our revenue is derived from local advertisers, our ability to generate revenues in specific markets is directly affected by local and regional conditions, and regional economic declines also may adversely impact our results. In addition, even in the absence of a downturn in general economic conditions, an individual business sector or market may experience a downturn, causing it to reduce its advertising expenditures, which may also adversely impact our results.

Our consolidated revenue increased $100.0 million during 2010 compared to 2009. However, primarily as a result of the recent global economic downturn, our consolidated revenue decreased $591.3 million during 2009 compared to 2008. This decrease in 2009 was experienced by each of our segments.

We performed impairment tests on our goodwill and other intangible assets during the fourth quarter of 2010 and recorded non-cash impairment charges of $11.5 million primarily related to a specific outdoor market for which the unfavorable impact of litigation has resulted in the impairment of certain advertising structures and declines in revenue. Additionally, we performed impairment tests in 2008 and 2009 on our indefinite-lived assets and goodwill and, as a result of the global economic downturn and the corresponding reduction in our revenues, we recorded non-cash impairment charges of $3.2 billion and $890.7 million, respectively. Although we believe we have made reasonable estimates and used appropriate assumptions to calculate the fair value of our billboard permits and reporting units, it is possible a material change could occur. If actual market conditions and operational performance for the respective reporting units underlying the intangible assets were to deteriorate, or if facts and circumstances change that would more likely than not reduce the estimated fair value of the indefinite-lived assets or goodwill for these reporting units below their adjusted carrying amounts, we may also be required to recognize additional impairment charges in future periods, which could have a material impact on our financial condition and results of operations.

To service our debt obligations and to fund capital expenditures, we will require a significant amount of cash to meet our needs, which depends on many factors beyond our control

Our ability to service our debt obligations and to fund capital expenditures for display construction or renovation will require a significant amount of cash, which depends on many factors beyond our control. This is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control, which may prevent us from securing sufficient cash to meet these needs. Our ability to make payments on and to refinance our indebtedness will also depend on our ability to generate cash in the future.

We cannot ensure that our business will generate sufficient cash flow or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If our future cash flow from operations, cash on hand and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, or attempt to obtain additional equity capital or restructure or refinance all or a portion of indebtedness on or before maturity. We cannot ensure that we will be able to refinance any of our debt on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing indebtedness and other future indebtedness may limit our ability to pursue these alternatives.

The indentures governing Clear Channel Worldwide Holdings, Inc. $500.0 million Series A Senior Notes and $2.0 billion Series B Senior Notes, and Clear Channel Communications’ Bank Credit Facility (of which the Company is a Restricted Subsidiary) and the Master Agreement with Clear Channel Communications impose restrictions on our ability to finance operations and capital needs, make acquisitions or engage in other business activities

The indentures governing Clear Channel Worldwide Holdings, Inc. $500.0 million Series A Senior Notes and $2.0 billion Series B Senior Notes, and Clear Channel Communications’ Bank Credit Facility and the Master Agreement with Clear Channel Communications include restrictive covenants that, among other things, restrict our ability to:

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

In addition, the indentures governing the Clear Channel Worldwide Holdings, Inc. $500.0 million Series A Senior Notes and $2.0 billion Series B Senior Notes require us to make an offer to purchase the notes upon a change in control (as defined in the indentures), and, upon asset sales, subject to certain exceptions, make an offer to purchase the notes using the amount of excess proceeds received from such asset sales. Our failure to comply with the terms and covenants in our indebtedness could lead to a default under the terms of those documents, which would entitle the holders to accelerate the indebtedness and declare all amounts owed due and payable.

The existence of these restrictions limits our ability to finance operations and capital needs, make acquisitions or engage in other business activities, including our ability to grow and increase our revenue or respond to competitive changes. The following is a discussion of our sources of capital:

•

Certain of our International subsidiaries may borrow against a $150.0 million sub-limit included in Clear Channel Communications’ $2.0 billion revolving credit facility, to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. As of December 31, 2010, we had no outstanding borrowings under the $150.0 million sub-limit facility as Clear Channel Communications has already borrowed against the entire capacity.

•

As part of the day-to-day cash management services provided by Clear Channel Communications, we maintain accounts that represent net amounts due to or from Clear Channel Communications, which is recorded as “Due from/to Clear Channel Communications” on the consolidated balance sheet. The accounts represent the net of the balances on our revolving promissory note issued by us to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to us, each in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances. Clear Channel Communications is not required to provide us with funds to finance our working capital or other cash requirements. Our claim in relation to cash transferred from our concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account. If Clear Channel Communications were to become insolvent, we would be an unsecured creditor of Clear Channel Communications with respect to the revolving promissory note issued by Clear Channel Communications to us. At December 31, 2010 and 2009, the asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet was $383.8 million and $123.3 million, respectively.

Downgrades in our credit ratings may adversely affect our borrowing costs, limit our financing options, reduce our flexibility under future financings and adversely affect our liquidity, and also may adversely impact our business operations

Our and Clear Channel Communications’ corporate credit ratings by Standard & Poor’s Ratings Services and Moody’s Investors Service are speculative-grade and have been downgraded and upgraded at various times during the past several years. Any reductions in our credit ratings could increase our borrowing costs, reduce the availability of financing to us or increase the cost of doing business or otherwise negatively impact our business operations.

Our financial performance may be adversely affected by certain variables which are not in our control

Certain variables that could adversely affect our financial performance by, among other things, leading to decreases in overall revenues, the numbers of advertising customers, advertising fees, or profit margins include:

•	unfavorable economic conditions, both general and relative to outdoor advertising and all related industries, which may cause companies to reduce their expenditures on advertising;

•

an increased level of competition for advertising dollars, which may lead to lower advertising rates as we attempt to retain customers or which may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match;

•	unfavorable fluctuations in operating costs, which we may be unwilling or unable to pass through to our customers;

•

technological changes and innovations that we are unable to adopt or are late in adopting that offer more attractive advertising alternatives than what we offer, which may lead to a loss of advertising customers or to lower advertising rates;

•

unfavorable shifts in population and other demographics, which may cause us to lose advertising customers as people migrate to markets where we have a smaller presence or which may cause advertisers to be willing to pay less in advertising fees if the general population shifts into a less desirable age or geographical demographic from an advertising perspective;

•	unfavorable changes in labor conditions, which may impair our ability to operate or require us to spend more to retain and attract key employees; and

•

changes in governmental regulations and policies and actions of regulatory bodies, including changes to restrictions on rebuilding non-conforming structures, which could restrict the advertising media that we employ or restrict some or all of our customers that operate in regulated areas from using certain advertising media, or from advertising at all.

We face intense competition in the outdoor advertising industry

We operate in a highly competitive industry, and we may not be able to maintain or increase our current advertising and sales revenues. Our advertising properties compete for audiences and advertising revenue with other outdoor advertising companies, as well as with other media, such as radio, newspapers, magazines, television, direct mail, satellite radio and Internet-based media, within their respective markets. Market shares are subject to change, which could have the effect of reducing our revenue in that market. Our competitors may develop services or advertising media that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It also is possible that new competitors may emerge and rapidly acquire significant market share in any of our business segments. An increased level of competition for advertising dollars may lead to lower advertising rates as we attempt to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match.

Our business is dependent on our management team and other key individuals, many of whom are new to our company and one of whom, our Chief Executive Officer, has announced his intention to retire

Our business is dependent upon the performance of our management team and other key individuals. A number of these individuals, including Thomas W. Casey, our Chief Financial Officer, Scott D. Hamilton, our Chief Accounting Officer, and Robert H. Walls, Jr., our General Counsel, joined us in 2010, and our two divisional CEOs,

Ronald Cooper, the Chief Executive Officer of Americas, and William Eccleshare, the Chief Executive Officer of International, have joined us within the last 18 months. Although we have entered into agreements with some of these and other individuals, we can give no assurance that all or any of our management team or key individuals will remain with us. Competition for these individuals is intense and many of our key employees are at-will employees who are under no legal obligation to remain with us, and may decide to leave for a variety of personal or other reasons beyond our control.

In June 2010, Mark P. Mays announced his decision to retire as our Chief Executive Officer and asked the Board of Directors of CC Media Holdings, our indirect parent entity, to initiate a search for his replacement. CC Media Holdings has been actively searching for a replacement but, to date, has not identified his successor. In January 2011, Mr. Mays informed us that he would step down as Chief Executive Officer on the earlier of the date that his successor joins the Company or March 31, 2011.

While Mr. Mays has indicated his desire to continue to serve as the Chairman of our Board of Directors and to remain actively involved with us in that capacity, if we are unable to identify a suitable candidate to succeed him as Chief Executive Officer, if any other senior members of our management or key individuals decide to leave us in the future, or if we are not successful in attracting, motivating and retaining other key employees, our business could be adversely affected.

Government regulation of outdoor advertising may restrict our outdoor advertising operations

U.S. federal, state and local regulations have a significant impact on the outdoor advertising industry and our business. One of the seminal laws is the HBA, which regulates outdoor advertising on the 306,000 miles of Federal-Aid Primary, Interstate and National Highway Systems. The HBA regulates the size and location of billboards, mandates a state compliance program, requires the development of state standards, promotes the expeditious removal of illegal signs and requires just compensation for takings. Construction, repair, maintenance, lighting, upgrading, height, size, spacing, the location and permitting of billboards and the use of new technologies for changing displays, such as digital displays, are regulated by federal, state and local governments. From time to time, states and municipalities have prohibited or significantly limited the construction of new outdoor advertising structures. Changes in laws and regulations affecting outdoor advertising at any level of government, including laws of the foreign jurisdictions in which we operate, could have a significant financial impact on us by requiring us to make significant expenditures or otherwise limiting or restricting some of our operations. Due to such regulations, it has become increasingly difficult to develop new outdoor advertising locations.

From time to time, certain state and local governments and third parties have attempted to force the removal of our displays under various state and local laws, including zoning ordinances, permit enforcement, condemnation and amortization. Amortization is the attempted forced removal of legal non-conforming billboards (billboards which conformed with applicable laws and regulations when built, but which do not conform to current laws and regulations) or the commercial advertising placed on such billboards after a period of years. Pursuant to this concept, the governmental body asserts that just compensation is earned by continued operation of the billboard over time. Amortization is prohibited along all controlled roads and generally prohibited along non-controlled roads. Amortization has, however, been upheld along non-controlled roads in limited instances where provided by state and local law. Other regulations limit our ability to rebuild, replace, repair, maintain and upgrade non-conforming displays. In addition, from time to time third parties or local governments assert that we own or operate displays that either are not properly permitted or otherwise are not in strict compliance with applicable law. For example, recent court rulings have upheld regulations in the City of New York that have impacted our displays in certain areas within the city. Although the number of our billboards from which we have been required to remove commercial advertising as a result of these regulations is immaterial, from time to time in the future we may be required to remove billboards for alleged noncompliance with regulations. Such regulations and allegations have not had a material impact on our results of operations to date, but if we are increasingly unable to resolve such allegations or obtain acceptable arrangements in circumstances in which our displays are subject to removal, modification or amortization, or if there occurs an increase in such regulations or their enforcement, our operating results could suffer.

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

Additional restrictions on outdoor advertising of tobacco, alcohol and other products may further restrict the categories of clients that can advertise using our products

Out-of-court settlements between the major U.S. tobacco companies and all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and four other U.S. territories include a ban on the outdoor advertising of tobacco products. Other products and services may be targeted in the future, including alcohol products. Legislation regulating tobacco and alcohol advertising has also been introduced in a number of European countries in which we conduct business and could have a similar impact. Any significant reduction in alcohol-related advertising due to content-related restrictions could cause a reduction in our direct revenues from such advertisements and an increase in the available space on the existing inventory of billboards in the outdoor advertising industry.

Environmental, health, safety and land use laws and regulations may limit or restrict some of our operations

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

Doing business in foreign countries exposes us to certain risks not found when doing business in the United States

Doing business in foreign countries carries with it certain risks that are not found when doing business in the United States. The risks of doing business in foreign countries that could result in losses against which we are not insured include:

•	exposure to local economic conditions;

•	potential adverse changes in the diplomatic relations of foreign countries with the United States;

•	hostility from local populations;

•	the adverse effect of foreign exchange controls;

•	government policies against businesses owned by foreigners;

•	investment restrictions or requirements;

•	expropriations of property;

•	the potential instability of foreign governments;

•	the risk of insurrections;

•	risks of renegotiation or modification of existing agreements with governmental authorities;

•	difficulties collecting receivables and otherwise enforcing contracts with governmental agencies and others in some foreign legal systems;

•	withholding and other taxes on remittances and other payments by subsidiaries;

•	changes in tax structure and level; and

•	changes in laws or regulations or the interpretation or application of laws or regulations.

In addition, because we own assets in foreign countries and derive revenues from our International operations, we may incur currency translation losses due to changes in the values of foreign currencies and in the value of the U.S. dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results.

Our international operations involve contracts with, and regulation by, foreign governments. We operate in many parts of the world that experience government corruption to some degree. Although we have policies and procedures in place that are designed to promote legal and regulatory compliance (including with respect to the U.S. Foreign Corrupt Practices Act and the United Kingdom Bribery Act 2010), our employees, subcontractors and agents could take actions that violate applicable anticorruption laws or regulations. Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, financial position and results of operations.

The success of our street furniture and transit products is dependent on our obtaining key municipal concessions, which we may not be able to obtain on favorable terms

Our street furniture and transit products businesses require us to obtain and renew contracts with municipalities and other governmental entities. Many of these contracts, which require us to participate in competitive bidding processes at each renewal, typically have terms ranging from three to 20 years and have revenue share and/or fixed payment components. Our inability to successfully negotiate, renew or complete these contracts due to governmental demands and delay and the highly competitive bidding processes for these contracts could affect our ability to offer these products to our clients, or to offer them to our clients at rates that are competitive to other forms of advertising, without adversely affecting our financial results.

Future acquisitions and other strategic transactions could pose risks

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

•	we may enter into markets and geographic areas where we have limited or no experience;

•	we may encounter difficulties in the integration of operations and systems;

•	our management’s attention may be diverted from other business concerns; and

•	we may lose key employees of acquired companies.

Additional acquisitions by us may require antitrust review by federal antitrust agencies and may require review by foreign antitrust agencies under the antitrust laws of foreign jurisdictions. We can give no assurances the U.S. Department of Justice (“DOJ”), the Federal Trade Commission or foreign antitrust agencies will not seek to bar us from acquiring additional outdoor advertising properties in any market where we already have a significant position. The DOJ actively reviews proposed acquisitions of outdoor advertising properties. In addition, the antitrust laws of foreign jurisdictions will apply if we acquire international outdoor advertising properties.

Our cost savings initiatives may not be entirely successful

In the fourth quarter of 2008, CC Media Holdings initiated a restructuring program targeting a reduction in fixed costs through renegotiations of lease agreements, workforce reductions, the elimination of overlapping functions and other cost savings initiatives. We incurred restructuring and other expenses under the program, and have incurred additional such expenses during 2010. We may incur additional expenses through ongoing cost-saving initiatives in the future. No assurance can be given that anticipated cost savings will be achieved in the timeframe expected or at all, or for how long any cost savings will persist.

Risks Related to Our Relationship with Clear Channel Communications

Because Clear Channel Communications controls substantially all of the total voting power of our common stock, investors will not be able to affect the outcome of any stockholder vote

As of December 31, 2010, Clear Channel Communications indirectly owned all of our outstanding shares of Class B common stock, representing approximately 89% of the outstanding shares of our common stock. Each share of our Class B common stock entitles its holder to 20 votes and each share of our Class A common stock entitles its holder to one vote on all matters on which stockholders are entitled to vote. As a result, Clear Channel Communications controlled approximately 99% of the total voting power of our common stock.

As long as Clear Channel Communications continues to own shares of our common stock representing more than 50% of the total voting power of our common stock, it will have the ability to direct the election of all members of our Board of Directors and, therefore, to exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations, our acquisition or disposition of assets, our incurrence of indebtedness, our issuance of any additional common stock or other equity securities, our repurchase or redemption of common stock or preferred stock, if applicable, and our payment of dividends. Similarly, Clear Channel Communications will have the power to determine or significantly influence the outcome of matters submitted to a vote of our stockholders, including the power to prevent an acquisition or any other change in control. Because Clear Channel Communications’ interests as our controlling stockholder may differ from other stockholders’ interests, actions taken by Clear Channel Communications with respect to us may not be favorable to all stockholders.

We have entered into agreements with Clear Channel Communications that impose obligations on us with respect to cash management and other corporate services, financing activities, acquisitions and other business activities

We have entered into a Master Agreement, a Corporate Services Agreement, a Tax Matters Agreement, a Trademark License Agreement and a number of other agreements with Clear Channel Communications setting forth various matters governing our relationship with Clear Channel Communications while it remains a significant stockholder in us. These agreements govern our relationship with Clear Channel Communications and allow Clear Channel Communications to retain control over many aspects of our operations. We are not able to terminate these agreements or amend them in a manner we deem more favorable so long as Clear Channel Communications continues to own shares of our common stock representing more than 50% of the total voting power of our common stock.

Pursuant to the Corporate Services Agreement, we are obligated to use various corporate services provided by Clear Channel Communications and its affiliates, including treasury, payroll and other financial services, executive officer services, human resources and employee benefit services, legal services, information systems and network services and procurement and sourcing support. Also pursuant to the Corporate Services Agreement, substantially all of the cash generated from our domestic Americas operations is transferred daily into accounts of Clear Channel Communications (after satisfying the funding requirements of the trustee account under the senior notes issued in December 2009 by Clear Channel Worldwide Holdings, Inc., an indirect, wholly-owned subsidiary of ours), where funds of ours and of Clear Channel Communications may be commingled. We do not have a commitment from Clear Channel Communications to advance funds to us, and we have no access to the cash transferred from us to Clear Channel Communications. Net amounts owed are evidenced by revolving promissory notes. If Clear Channel Communications were to become insolvent, we would be an unsecured creditor of Clear Channel Communications. In such event, we would be treated the same as other unsecured creditors of Clear Channel Communications and, if we were not entitled to the cash previously transferred to Clear Channel Communications, or could not obtain such cash on a timely basis, we could experience a liquidity shortfall.

In addition, the Master Agreement includes restrictive covenants that, among other things, restrict our ability to:

•	issue any shares of capital stock or securities convertible into capital stock;

•	incur additional indebtedness;

•	make certain acquisitions and investments;

•	repurchase our stock;

•	dispose of certain assets; and

•	merger or consolidate.

The rights of Clear Channel Communications under these agreements may allow Clear Channel Communications to delay or prevent an acquisition of us that our other stockholders may consider favorable. In addition, the restrictions contained in these agreements limit our ability to finance operations and capital needs, make acquisitions or engage in other business activities, including our ability to grow and increase our revenue or respond to competitive changes.

The terms of our arrangements with Clear Channel Communications may be more favorable than we would be able to obtain from an unaffiliated third party, and we may be unable to replace the services Clear Channel Communications provides us in a timely manner or on comparable terms

We negotiated our arrangements with Clear Channel Communications in the context of a parent-subsidiary relationship prior to the initial public offering of our Class A common stock. Although Clear Channel Communications is contractually obligated to provide us with services during the term of the Corporate Services Agreement, we cannot assure you these services will be sustained at an appropriate level, or that we will be able to replace these services in a timely manner or on comparable terms. In addition, we cannot provide assurance that the amount we pay Clear Channel Communications for the services will be as favorable to us as that which may be available for comparable services provided by unrelated third parties. Other agreements with Clear Channel Communications also govern our relationship with Clear Channel Communications and provide for the allocation of employee benefit, tax and other liabilities and obligations attributable to our operations. The agreements also contain terms and provisions that may be more favorable than terms and provisions we might have obtained in arm’s length negotiations with unaffiliated third parties. If Clear Channel Communications ceases to provide services to us pursuant to those agreements, our costs of procuring those services from third parties may increase.

Conflicts of interest may arise between Clear Channel Communications and us that could be resolved in a manner unfavorable to us

Questions relating to conflicts of interest may arise between Clear Channel Communications and us in a number of areas relating to our past and ongoing relationships. Clear Channel Communications is owned indirectly by CC Media Holdings. Three of our directors serve as directors of CC Media Holdings. Three of our other directors are affiliated with CC Media Holdings and its stockholders. In addition, four of our executive officers serve as executive officers of CC Media Holdings.

Areas in which conflicts of interest between Clear Channel Communications and us could arise include, but are not limited to, the following:

•

Cross officerships, directorships and stock ownership. The ownership interests of our directors or executive officers in the common stock of CC Media Holdings or service as a director or officer of both CC Media Holdings and us could create, or appear to create, conflicts of interest when directors and executive officers are faced with decisions that could have different implications for the two companies. For example, these decisions could relate to: (i) the nature, quality and cost of services rendered to us by Clear Channel Communications; (ii) disagreement over the desirability of a potential acquisition opportunity; (iii) employee retention or recruiting; or (iv) our dividend policy.

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

If Clear Channel Communications engages in the same type of business we conduct or takes advantage of business opportunities that might be attractive to us, our ability to successfully operate and expand our business may be hampered

Our amended and restated certificate of incorporation provides that, subject to any contractual provision to the contrary, Clear Channel Communications will have no obligation to refrain from:

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

If one of our officers or directors, who also serves as a director or officer of Clear Channel Communications or CC Media Holdings, learns of a potential transaction or matter that may be a corporate opportunity for both Clear Channel Communications and us, our amended and restated certificate of incorporation provides that the director or officer will have no duty to communicate or present that corporate opportunity to us and will not be liable to us or our stockholders for breach of fiduciary duty by reason of Clear Channel Communications’ actions with respect to that corporate opportunity.

This policy could result in Clear Channel Communications having rights to corporate opportunities in which both we and Clear Channel Communications have an interest.

We are a “controlled company” within the meaning of the New York Stock Exchange (“NYSE”) rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements that may not provide as many protections as those afforded to stockholders of other companies

Clear Channel Communications owns shares of our common stock representing more than 50% of the total voting power of our common stock, and we are a “controlled company” under the NYSE corporate governance standards. As a controlled company, we may elect to use certain exemptions under the NYSE standards that free us from the obligation to comply with certain NYSE corporate governance requirements, including the requirements: (i) that a majority of the Board of Directors consists of independent directors; (ii) that we have a Nominating and Governance Committee composed entirely of independent directors and governed by a written charter addressing the Committee’s purpose and responsibilities; (iii) that we have a Compensation Committee composed entirely of independent directors with a written charter addressing the Committee’s purpose and responsibilities; and (iv) for an annual performance evaluation of the Compensation Committee. We intend to continue to utilize certain of these exemptions and, as a result, we may not create or maintain a Nominating and Governance Committee, and the Nominating and Governance Committee, if created, and the Compensation Committee may not consist entirely of independent directors, and our Board of Directors may not consist of a majority of independent directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

We do not have control over our tax decisions and could be liable for income taxes owed by Clear Channel Communications

As long as Clear Channel Communications continues to own shares of our common stock representing at least 80% of the total voting power and value of our common stock, we and certain of our subsidiaries will be included in Clear Channel Communications’ consolidated group for U.S. federal income tax purposes for all pre-merger periods and CC Media Holdings’ consolidated group for post-merger periods. In addition, we or one or more of our subsidiaries may be included in the combined, consolidated or unitary tax returns of Clear Channel Communications for pre-merger periods and CC Media Holdings for post-merger periods or one or more of its subsidiaries for foreign, state and local income tax purposes. Under the Tax Matters Agreement, we pay to Clear Channel Communications the amount of federal, foreign, state and local income taxes that we would be required to pay to the relevant taxing authorities if we and our subsidiaries filed combined, consolidated or unitary tax returns and were not included in the consolidated, combined or unitary tax returns of Clear Channel Communications or its subsidiaries. In addition, by virtue of its controlling ownership and the Tax Matters Agreement, Clear Channel Communications effectively controls all of our tax decisions. The Tax Matters Agreement provides that Clear Channel Communications has the sole authority to respond to and conduct all tax proceedings (including tax audits) relating to us, to file all income tax returns on our behalf and to determine the amount of our liability to (or entitlement to payment from) Clear Channel Communications under the Tax Matters Agreement. This arrangement may result in conflicts of interest between Clear Channel Communications and us. For example, under the Tax Matters Agreement, Clear Channel Communications is able to choose to contest, compromise, or settle any adjustment or deficiency proposed by the relevant taxing authority in a manner that may be beneficial to Clear Channel Communications and detrimental to us.

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

If Clear Channel Communications spins off our Class B common stock to the CC Media Holdings stockholders, we have agreed in the Tax Matters Agreement to indemnify Clear Channel Communications for its tax-related liabilities in certain circumstances

If Clear Channel Communications spins off our Class B common stock to the CC Media Holdings stockholders in a distribution intended to be tax-free under Section 355 of the Internal Revenue Code of 1986, as amended, which we refer to herein as the Code, we have agreed in the Tax Matters Agreement to indemnify Clear Channel Communications and its affiliates against any and all tax-related liabilities if such a spin-off fails to qualify as a tax-free distribution (including as a result of Section 355(e) of the Code) due to actions, events or transactions relating to our stock, assets or business, or a breach of the relevant representations or covenants made by us in the Tax Matters Agreement. If neither we nor Clear Channel Communications is responsible under the Tax Matters Agreement for any such spin-off not being tax-free under Section 355 of the Code, we and Clear Channel Communications have agreed to each be responsible for 50% of the tax-related liabilities arising from the failure of such a spin-off to so qualify.

Any deterioration in the financial condition of Clear Channel Communications could adversely affect our access to the credit markets and increase our borrowing costs

As long as Clear Channel Communications maintains significant control over us, a deterioration in the financial condition of Clear Channel Communications could have the effect of increasing our borrowing costs or impairing our access to the capital markets because of our reliance on Clear Channel Communications for availability under our “Due from Clear Channel Communications” account and its revolving credit facility. To the extent we do not pass on our increased borrowing costs to our clients, our profitability, and potentially our ability to raise capital, could be materially affected. Also, until the first date Clear Channel Communications owns shares of our common stock representing less than 50% of the total voting power of our common stock, pursuant to the Master Agreement between us and Clear Channel Communications, Clear Channel Communications will have the ability to limit our ability to incur debt or issue equity securities, among other limitations, which could adversely affect our ability to meet our liquidity needs or to grow our business.

Risks Related to Our Class A Common Stock

Our stock ownership by Clear Channel Communications, provisions in our agreements with Clear Channel Communications and our corporate governance documents and Delaware law may delay or prevent an acquisition of us that our other stockholders may consider favorable, which could decrease the value of your shares of Class A common stock

As long as Clear Channel Communications continues to own shares of our common stock representing more than 50% of the total voting power of our common stock, it will have the ability to control decisions regarding an acquisition of us by a third party. As a controlled company, we are exempt from some of the corporate governance requirements of the NYSE, including the requirement that our Board of Directors be comprised of a majority of independent directors. In addition, our amended and restated certificate of incorporation, bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions include restrictions on the ability of our stockholders to remove directors, supermajority voting requirements for stockholders to amend our organizational documents, restrictions on a classified board of directors and limitations on action by our stockholders by written consent. Some of these provisions, such as the limitation on stockholder action by written consent, only become effective once Clear Channel Communications no longer controls us. In addition, our Board of Directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Delaware law also imposes certain restrictions on mergers and other business combinations between any holder of 15% or more of our outstanding voting stock. These restrictions under Delaware law do not apply to Clear Channel Communications while it retains at least 15% or more of our Class B common stock. Although we believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics and thereby provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our Board of Directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

If Clear Channel Communications spins off our Class B common stock to the CC Media Holdings stockholders and such shares do not convert into Class A common stock upon a sale or other transfer subsequent to such distribution, the voting rights of our Class A common stock will continue to be disproportionately lower than the voting rights of our Class B common stock

In connection with any distribution of shares of our Class B common stock to CC Media Holdings’ common stockholders in a spin-off, Clear Channel Communications may elect in its sole discretion whether our Class B common stock so distributed will automatically convert into shares of Class A common stock upon a transfer or sale by the recipient subsequent to the spin-off or whether the Class B common stock will continue as Class B common stock after the distribution. In the event the Class B common stock does not convert into Class A common stock upon a sale or transfer subsequent to a spin-off, the voting rights of Class A common stock will continue to be disproportionately lower than the voting rights of our Class B common stock. Therefore, the holders of our Class B common stock will continue to be able to direct the election of all the members of our Board of Directors and exercise a controlling influence over our business and affairs.

Future sales or distributions of our shares by Clear Channel Communications could depress the market price for shares of our Class A common stock

Clear Channel Communications may sell all or part of the shares of our common stock it owns or distribute those shares to the CC Media Holdings stockholders, including pursuant to demand registration rights described in the Registration Rights Agreement between us and Clear Channel Communications. Sales or distributions by Clear Channel Communications of substantial amounts of our common stock in the public market or to the CC Media Holdings stockholders could adversely affect prevailing market prices for our Class A common stock. Clear Channel Communications has advised us it currently intends to continue to hold all of our common stock it owns. However, Clear Channel Communications is not subject to any contractual obligation that would prohibit it from selling, spinning off, splitting off or otherwise disposing of any shares of our common stock. Consequently, we cannot assure you Clear Channel Communications will maintain its ownership of our common stock.

We currently do not pay dividends on our Class A common stock

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

Risks Related to Our Indebtedness

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful

We have a substantial amount of indebtedness. This large amount of indebtedness could have negative consequences for us, including, without limitation:

•

dedicating a substantial portion of our cash flow to the payment of principal and interest on indebtedness, thereby reducing cash available for other purposes, including to fund operations and capital expenditures, invest in new technology and pursue other business opportunities;

•

limiting our liquidity and operational flexibility and limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	limiting our ability to adjust to changing economic, business and competitive conditions;

•	requiring us to defer planned capital expenditures, reduce discretionary spending, sell assets, restructure existing indebtedness or defer acquisitions or other strategic opportunities;

•	limiting our ability to refinance any of our indebtedness or increasing the cost of any such financing in any downturn in our operating performance or decline in general economic conditions;

•	making us more vulnerable to an increase in interest rates, a downturn in our operating performance or a decline in general economic conditions; and

•	making us more susceptible to changes in credit ratings, which could impact our ability to obtain financing in the future and increase the cost of such financing.

If compliance with our debt obligations materially hinders our ability to operate our business and adapt to changing industry conditions, we may lose market share, our revenue may decline and our operating results may suffer.

Our ability to make scheduled payments on our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to take any of these actions, and these actions may not be successful or permit us to meet our scheduled debt service obligations. Furthermore, these actions may not be permitted under the terms of our existing or future debt agreements.

Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If we cannot make scheduled payments on our indebtedness we will be in default under one or more of our debt agreements and, as a result we could be forced into bankruptcy or liquidation.

Because we derive a substantial portion of operating income from our subsidiaries, our ability to repay our debt depends upon the performance of our subsidiaries and their ability to dividend or distribute funds to us

We derive a substantial portion of operating income from our subsidiaries. As a result, our cash flow and the ability to service our indebtedness depend on the performance of our subsidiaries and the ability of those entities to distribute funds to us. We cannot assure you that our subsidiaries will be able to, or be permitted to, pay to us the amounts necessary to service our debt.

The documents governing our indebtedness contain restrictions that limit our flexibility in operating our business

Our material financing agreements contain various covenants restricting, among other things, our ability to:

•	make acquisitions or investments;

•	make loans or otherwise extend credit to others;

•	incur indebtedness or issue shares or guarantees;

•	create security;

•	sell, lease, transfer or dispose of assets;

•	merge or consolidate with other companies; and

•	make a substantial change to the general nature of our business.

These restrictions could affect our ability to operate our business and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise. For example, such restrictions could adversely affect our ability to finance our operations, make strategic acquisitions, investments or alliances, restructure our organization or finance our capital needs. Additionally, our ability to comply with these covenants and restrictions may be affected by events beyond our control. These include prevailing economic, financial and industry conditions. If we breach any of these covenants or restrictions, we could be in default under the agreements governing our indebtedness, and as a result we would be forced into bankruptcy or liquidation.

Cautionary Statement Concerning Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance and availability of capital and the terms thereof. Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our future performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. We do not intend, nor do we undertake any duty, to update any forward-looking statements.

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

•	the impact of the geopolitical environment;

•	industry conditions, including competition;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	changes in labor conditions;

•	legislative or regulatory requirements;

•	capital expenditure requirements;

•	fluctuations in exchange rates and currency values;

•	the outcome of pending and future litigation;

•	changes in interest rates;

•	taxes;

•	shifts in population and other demographics;

•	access to capital markets and borrowed indebtedness;

•	the risk that we may not be able to integrate the operations of recently acquired companies successfully;

•	the risk that our cost savings initiatives may not be entirely successful or that any cost savings achieved from those initiatives may not persist;

•	the effect of leverage on our financial position and earnings;

•	the impact of the above and similar factors on Clear Channel Communications, Inc., our primary direct or indirect external source of capital; and

•	certain other factors set forth in our other filings with the Securities and Exchange Commission.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative and is not intended to be exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our worldwide corporate headquarters is in San Antonio, Texas, where Clear Channel Communications owns an approximately 55,000 square foot executive office building and an approximately 123,000 square foot data and administrative service center. The headquarters of our Americas operations is in Phoenix, Arizona, and the headquarters of our International operations is in London, England. The types of properties required to support each of our outdoor advertising branches include offices, production facilities and structure sites. An outdoor branch and production facility is generally located in an industrial or warehouse district.

With respect to each of the Americas and International segments, we primarily lease our outdoor display sites and own or have acquired permanent easements for relatively few parcels of real property that serve as the sites for our outdoor displays. Our leases generally range from month-to-month to year-to-year and can be for terms of 10 years or longer, and many provide for renewal options.

There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. We believe that an important part of our management activity is to negotiate suitable lease renewals and extensions.

Please see Item 1 of Part I of this Annual Report on Form 10-K for a more complete description of the advertising display inventory.

ITEM 3. Legal Proceedings

We currently are involved in certain legal proceedings arising in the ordinary course of business and, as required, have accrued an estimate of the probable costs for the resolution of these claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. Additionally, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our financial condition or results of operations.

On or about July 12, 2006 and April 12, 2007, two of our operating businesses (L&C Outdoor Ltda. (“L&C”) and Publicidad Klimes Sao Paulo Ltda. (“Klimes”), respectively) in the Sao Paulo, Brazil market received notices of infraction from the state taxing authority, seeking to impose a value added tax (“VAT”) on such businesses, retroactively for the period from December 31, 2001 through January 31, 2006. The taxing authority contends that our businesses fall within the definition of “communication services” and as such are subject to the VAT.

We have filed petitions to challenge the imposition of this tax against each of our businesses, which are proceeding separately. Our challenge for L&C. was unsuccessful at the first administrative level, but successful at the second administrative level. The state taxing authority filed an appeal to the third and final administrative level, which required consideration by a full panel of 16 administrative law judges. On September 27, 2010, we received an unfavorable ruling at this final administrative level concluding that the VAT applied to L&C and intend to appeal this ruling to the judicial level. We have filed a petition to have the case remanded to the second administrative level for consideration of the reasonableness of the amount of the penalty assessed against us. The amounts allegedly owed by L&C are approximately $9.3 million in taxes, approximately $18.6 million in penalties and approximately $25.8 million in interest (as of December 31, 2010 at an exchange rate of .58).

Our challenge for Klimes was unsuccessful at the first administrative level, and denied at the second administrative level on or about September 24, 2009. On January 5, 2011, the administrative law judges at the third administrative level published a ruling that the VAT applies to Klimes as well but did reduce the penalty assessed by the state taxing authority. With the penalty reduction, the amounts allegedly owed by Klimes are approximately $10.5 million in taxes, approximately $5.2 million in penalties and approximately $16.1 million in interest (as of December 31, 2010 at an exchange rate of .58). In mid-January 2011, the taxing authority filed an extraordinary appeal to the third administrative level, asking that it reconsider the decision to reduce the penalty assessed against Klimes. The president of the third administrative level must decide whether to accept that appeal before it can proceed. Based on our review of the law in similar cases in other Brazilian states, we have not accrued any costs related to these claims and believe the occurrence of loss is not probable.

Executive Officers of the Registrant

The following information with respect to our executive officers is presented as of February 11, 2011:

Name	Age	Position
Mark P. Mays	47	Chairman of the Board, Chief Executive Officer and Director
Joseph W. Bagan	46	Chief Operating Officer—Americas
Jonathan D. Bevan	39	Chief Operating Officer—International
Thomas W. Casey	48	Executive Vice President and Chief Financial Officer
Ronald H. Cooper	53	President and Chief Executive Officer—Americas
C. William Eccleshare	55	President and Chief Executive Officer—International
Scott D. Hamilton	41	Senior Vice President, Chief Accounting Officer and Assistant Secretary
W. Chester Kwasniak	51	Chief Financial Officer—Americas
Franklin G. Sisson, Jr.	58	Executive Vice President—Sales & Marketing
Robert H. Walls, Jr.	50	Executive Vice President, General Counsel and Secretary

The officers named above serve until the next Board of Directors meeting immediately following the Annual Meeting of Stockholders or until their respective successors are elected and qualified, in each case unless the officer sooner dies, resigns or is removed. We expect to retain the individuals named above as our executive officers at such next Board of Directors meeting immediately following the Annual Meeting of Stockholders.

Mark P. Mays has served as our Chief Executive Officer since August 2005 and our Chairman since 2009. He has been a member of our Board since April 1997. Mr. Mark P. Mays was appointed as Chairman, President and Chief Executive Officer and a director of our indirect parent entity, CC Media Holdings, on July 30, 2008. Mr. Mark P. Mays also served as President and Chief Operating Officer of another indirect parent entity, Clear Channel Communications, from February 1997 until his appointment as its President and Chief Executive Officer in October 2004. He relinquished his duties as President of Clear Channel Communications in February 2006 until he was reappointed as President in January 2010. Mr. Mark P. Mays has been one of Clear Channel Communications’ directors since May 1998 and its Chairman since July 2008. Mr. Mark P. Mays is the brother of Randall T. Mays, our former Chief Financial Officer and a current director of ours, and the Vice Chairman and a director of CC Media Holdings and a director of Clear Channel Communications. In June 2010, Mr. Mark P. Mays announced his decision to retire as President and Chief Executive Officer of CC Media Holdings and Clear Channel Communications and as our Chief Executive Officer. CC Media Holdings, as our indirect parent entity, has been actively searching for a replacement but, to date, has not identified his successor. In January 2011, Mr. Mays informed us that he would step down as Chief Executive Officer on the earlier of the date that his successor joins the Company or March 31, 2011.

Joseph W. Bagan has served as our Chief Operating Officer—Americas since July 2010. Previously, he served as Chief Executive Officer of Sharklet Technologies, a life sciences and medical devices company, from June 2007 until June 2010. Prior thereto, Mr. Bagan served as Senior Vice President—Region Operations of Adelphia Communications Corporation from April 2004 until August 2006.

Jonathan D. Bevan has served as our Chief Operating Officer — International since October 2009. He served as our Chief Financial Officer — International and Director of Corporate Development from November 2006 to November 2009. Prior thereto, he served as our Chief Financial Officer — International from January 2006 to November 2006.

Thomas W. Casey was appointed as our Executive Vice President and Chief Financial Officer, and as Executive Vice President and Chief Financial Officer of CC Media Holdings and Clear Channel Communications, effective as of January 4, 2010. Previously, Mr. Casey served as Executive Vice President and Chief Financial Officer of Washington Mutual, Inc. from November 2002 until October 2008. Washington Mutual, Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code in September 2008. Prior to November 2002, Mr. Casey served as Vice President of General Electric Company and Senior Vice President and Chief Financial Officer of GE Financial Assurance since 1999.

Ronald H. Cooper has served as our Chief Executive Officer—Americas since December 10, 2009. Previously, Mr. Cooper was the President and Chief Operating Officer of Adelphia Communications Corporation from 2003 until 2006. Prior thereto he served as the Chief Operating Officer of AT&T Broadband from 2001 to 2002 and as President and Chief Operating Officer of RELERA Data Centers & Solutions from 2000 to 2001.

C. William Eccleshare has served as our Chief Executive Officer—International since September 1, 2009. Previously, he was Chairman and CEO of BBDO Europe from 2005 to 2009. Prior thereto, he was Chairman and CEO of Young & Rubicam EMEA since 2002.

Scott D. Hamilton was appointed as our Senior Vice President, Chief Accounting Officer and Assistant Secretary, and as Senior Vice President, Chief Accounting Officer and Assistant Secretary of CC Media Holdings and Clear Channel Communications, on April 26, 2010. Previously, Mr. Hamilton served as Controller and Chief Accounting Officer of Avaya Inc. (“Avaya”), a multinational telecommunications company, from October 2008 to April 2010. Prior thereto, Mr. Hamilton served in various accounting and finance positions at Avaya, beginning in October 2004. Prior thereto, Mr. Hamilton was employed by PricewaterhouseCoopers from September 1992 until September 2004.

W. Chester Kwasniak has served as our Chief Financial Officer—Americas since June 15, 2009. Prior thereto, Mr. Kwasniak served as Chief Financial Officer of Greenheck Fan Corporation, a multinational manufacturer of commercial building ventilation equipment, from April 2005 to September 2008. Prior thereto, he served as Chief Financial Officer and Group Vice President of Finance and Business Development of the Sensors and Controls Group at Danaher Corporation, a diversified manufacturing and technology company, from October 2001 until April 2005.

Franklin G. Sisson, Jr. has served as our Executive Vice President — Sales and Marketing since 2001.

Robert H. Walls, Jr. was appointed as our Executive Vice President, General Counsel and Secretary, and as Executive Vice President, General Counsel and Secretary of CC Media Holdings and Clear Channel Communications on January 1, 2010. Previously, Mr. Walls was a founding partner of Post Oak Energy Capital, LP and served as Managing Director through December 31, 2009, and remains an advisor to and a partner of Post Oak Energy Capital, LP. Prior thereto, Mr. Walls was Executive Vice President and General Counsel of Enron Corp., and a member of its Chief Executive Office since 2002. Prior thereto, he was Executive Vice President and General Counsel of Enron Global Assets and Services, Inc. and Deputy General Counsel of Enron Corp. Enron Corp. filed for protection under Chapter 11 of the United States Bankruptcy Code in December 2001.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “CCO.” There were 83 shareholders of record as of February 8, 2011. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table sets forth, for the calendar quarters indicated, the reported high and low sales prices of our Class A common stock as reported on the NYSE:

	Class A
	Common Stock Market Price
	High	Low

2010
First Quarter	$12.10	$9.00
Second Quarter	13.25	8.43
Third Quarter	11.99	8.08
Fourth Quarter	14.46	10.97

2009
First Quarter	$7.74	$2.14
Second Quarter	7.04	3.29
Third Quarter	7.68	3.84
Fourth Quarter	11.29	6.51

There is no established public trading market for our Class B common Stock. There were 315,000,000 Class B common shares outstanding on February 9, 2011. Clear Channel Communications indirectly holds all of the shares of Class B common stock outstanding, representing approximately 89% of the shares outstanding and approximately 99% of the voting power. The holders of Class A common stock and Class B common stock have identical rights, except holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to 20 votes per share. The Class B shares of common stock are convertible, at the option of the holder at any time or upon any transfer, into shares of Class A common stock on a one-for-one basis, subject to certain limited exceptions.

Dividend Policy

To date, we have never paid dividends on our Class A common stock and our ability to pay dividends on our common stock is subject to restrictions should we seek to do so in the future. We are a holding company with no independent operations and no significant assets other than the stock of our subsidiaries. We, therefore, are dependent on the receipt of dividends or other distributions from our subsidiaries to pay dividends. In addition, the indenture governing our Class B senior notes contains restrictions on our ability to pay dividends. If we were to declare and pay cash dividends in the future, holders of Class A common stock and Series B common stock would share equally, on a per share basis, in any such cash dividend. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources of Capital — Clear Channel Worldwide Holdings Senior Notes.”

Sales of Unregistered Securities

We did not sell any equity securities during 2010 that were not registered under the Securities Act of 1933.

Purchases of Equity Securities

The following table sets forth the purchases made during the quarter ended December 31, 2010 by or on behalf of the Company or an affiliated purchaser of shares of our Class A common stock registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 through October 31	196	$11.65	—		(3)

November 1 through November 30	14,883	$13.58	—		(3)

December 1 through December 31	11,777	$13.87	—		(3)

Total	26,856	$13.70	—	$100,000,000	(3)

(1)	The shares indicated consist of shares tendered by employees to the Company during the three months ended December 31, 2010 to satisfy the employees’ tax withholding obligations in connection with the vesting and release of restricted shares, which are repurchased by the Company based on their fair market value on the date the relevant transaction occurs.
(2)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(3)	On August 9, 2010, Clear Channel Communications announced that its board of directors approved a stock purchase program under which Clear Channel Communications or its subsidiaries may purchase up to an aggregate of $100 million of the Class A common stock of the Company and/or the Class A common stock of CC Media Holdings. The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at Clear Channel Communications’ discretion. No shares were purchased under the stock purchase program during the three months ended December 31, 2010.

ITEM 6. Selected Financial Data

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

The summary historical consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto located within Item 8 of Part II of this Annual Report on Form 10-K. The statement of operations for the year ended December 31, 2008 is comprised of two periods: post-merger and pre-merger. We applied purchase accounting adjustments to the opening balance sheet on July 31, 2008 as the merger occurred at the close of business on July 30, 2008. The merger resulted in a new basis of accounting beginning on July 31, 2008. For additional discussion regarding the pre-merger and post-merger periods, please refer to the consolidated financial statements located within Item 8 of Part II of this Annual Report on Form 10-K.

(In thousands, except per share data)	For the Years Ended December 31,
	2010 Post-Merger	2009 Post-Merger	2008 Combined	2007 (1) Pre-Merger	2006 Pre-Merger
Results of Operations Data:
Revenue	$2,797,994	$2,698,024	$3,289,287	$3,281,836	$2,897,721
Operating expenses:
Direct operating expenses	1,559,972	1,625,083	1,882,136	1,734,845	1,514,842
Selling, general and administrative expenses	494,656	484,404	606,370	537,994	486,994
Corporate expenses	107,596	65,247	71,045	66,080	65,542
Depreciation and amortization	413,588	439,647	472,350	399,483	407,730
Impairment charges (2)	11,493	890,737	3,217,649	—	—
Other operating income (expense) — net	(23,753)	(8,231)	15,848	11,824	22,846

Operating income (loss)	186,936	(815,325)	(2,944,415)	555,258	445,459
Interest expense — net (including interest on debt with Clear Channel Communications)	219,993	154,195	161,650	157,881	162,583
Loss on marketable securities	6,490	11,315	59,842	—	—
Equity in earnings (loss) of nonconsolidated affiliates	(9,936)	(31,442)	68,733	4,402	7,460
Other income (expense)— net	(5,335)	(9,368)	25,479	10,113	331

Income (loss) before income taxes	(54,818)	(1,021,645)	(3,071,695)	411,892	290,667
Income tax benefit (expense)	(21,599)	149,110	220,319	(146,641)	(122,080)

Consolidated net income (loss)	(76,417)	(872,535)	(2,851,376)	265,251	168,587
Less amount attributable to noncontrolling interest	11,106	(4,346)	(293)	19,261	15,515

Net income (loss) attributable to the Company	$(87,523)	$(868,189)	$(2,851,083)	$245,990	$153,072

	For the Years Ended December 31,
	2010 Post-Merger	2009 Post-Merger	2008 Combined	2007 (1) Pre-Merger	2006 Pre-Merger
Net income (loss) per common share:
Basic:
Net income (loss) attributable to the Company	$(0.26)	$(2.46)	$(8.03)	$0.69	$0.43

Weighted average common shares	355,568	355,377	355,233	354,838	352,155

Diluted:
Net income (loss) attributable to the Company	$(0.26)	$(2.46)	$(8.03)	$0.69	$0.43

Weighted average common shares	355,568	355,377	355,233	355,806	352,262

(In thousands)	As of December 31,
	2010 Post-Merger	2009 Post-Merger	2008 Post-Merger	2007 (1) Pre-Merger	2006 Pre-Merger
Balance Sheet Data:
Current assets	$1,569,978	$1,640,545	$1,554,652	$1,607,107	$1,189,915
Property, plant and equipment – net	2,297,724	2,440,638	2,586,720	2,244,108	2,191,839
Total assets	7,096,050	7,192,422	8,050,761	5,935,604	5,421,891
Current liabilities	785,421	771,093	791,865	921,292	841,509
Long-term debt, including current maturities	2,563,809	2,608,878	2,601,854	2,682,021	2,684,176
Shareholders’ equity	2,708,055	2,761,377	3,543,823	2,198,594	1,768,279

(1)	Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, codified in ASC 740-10. In accordance with the provisions of ASC 740-10, the effects of adoption were accounted for as a cumulative-effect adjustment recorded to the balance of retained earnings on the date of adoption.
(2)	We recorded non-cash impairment charges of $11.5 million during 2010. We also recorded non-cash impairment charges of $890.7 million in 2009 and $3.2 billion in 2008 as a result of the global economic downturn which adversely affected advertising revenues across our businesses. Our impairment charges are discussed more fully in Item 8 of Part II of this Annual Report on Form 10-K.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Clear Channel Communications’ Merger

On July 30, 2008, Clear Channel Communications, Inc. (“Clear Channel Communications”), our parent company, completed its merger with a subsidiary of CC Media Holdings, Inc. (“CC Media Holdings”), a company formed by a group of private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsors”). Clear Channel Communications is now owned indirectly by CC Media Holdings. The merger was accounted for as a purchase business combination in conformity with Statement of Financial Accounting Standards No. 141, Business Combinations, and Emerging Issues Task Force Issue 88-16, Basis in Leveraged Buyout Transactions. ASC 805-50-S99-1 requires the application of push down accounting in situations where the ownership of an entity has changed. As a result, the post-merger financial statements reflect a new basis of accounting. A portion of the consideration paid has been allocated to the assets and liabilities acquired at their respective fair values at July 30, 2008. The remaining portion was recorded at the continuing shareholders basis, due to the fact that certain shares of Clear Channel Communications were exchanged for shares of CC Media Holdings’ Class A common stock. Excess consideration after this allocation was recorded as goodwill.

The purchase price allocation was complete as of July 30, 2009 in accordance with ASC 805-10-25, which requires that the allocation period not exceed one year from the date of acquisition.

Executive Summary

The key highlights of our business for the year ended December 31, 2010 are summarized below:

•	Consolidated revenue increased $100.0 million for the year ended December 31, 2010 compared to 2009, primarily as a result of improved economic conditions.

•	Americas revenue increased $51.9 million for the year ended December 31, 2010 compared to 2009, driven by revenue growth across our advertising inventory, particularly digital.

•

International revenue increased $48.1 million for the year ended December 31, 2010 compared to 2009, primarily as a result of increased revenue from street furniture across most countries, partially offset by a decrease from movements in foreign exchange of $10.3 million.

•	During 2010, we received $51.0 million in Federal income tax refunds.

•

On October 15, 2010, we transferred our interest in our Branded Cities operations to our joint venture partner, The Ellman Companies. We recorded a loss of $25.3 million in “Other operating income (expense) – net” related to the transfer.

•

We performed impairment tests on our goodwill, billboard permits, and other intangible assets and recorded impairment charges of $11.5 million. Please see the notes to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for a more complete description of the impairment charges.

The key highlights of our business for the year ended December 31, 2009 are summarized below:

•	Consolidated revenue decreased $591.3 million for the year ended December 31, 2009 compared to 2008, primarily as a result of weakness in advertising and the global economy.

•

Americas revenue decreased $192.1 million for the year ended December 31, 2009 compared to 2008, driven by declines in bulletin, poster and transit revenues due to cancellations and non-renewals from larger national advertisers.

•

International revenue decreased $399.2 million for the year ended December 31, 2009 compared to 2008, primarily as a result of weak advertising demand across most countries. Also contributing to the decline was $118.5 million from movements in foreign exchange.

•

We recorded a $21.3 million impairment to taxi contract intangible assets in our Americas segment and a $55.0 million impairment primarily related to street furniture tangible assets and contract intangible assets in our International segment under ASC 360-10.

•

We performed impairment tests on our goodwill, billboard permits, and other intangible assets and recorded impairment charges of $890.7 million. We had previously recorded impairment charges of $3.2 billion as of December 31, 2008. Please see the notes to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for a more complete description of the impairment charges.

•

Our subsidiary, Clear Channel Worldwide Holdings, Inc. (“CCWH”), issued $500.0 million aggregate principal amount of Series A Senior Notes due 2017 and $2.0 billion aggregate principal amount of Series B Senior Notes due 2017.

•	On December 31, 2009, our subsidiary Clear Channel Outdoor, Inc. (“CCOI”) disposed of Clear Channel Taxi Media, LLC, our taxi advertising business and recorded a loss of $20.9 million.

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

We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Impairment charges, Other operating income (expense) - net, Interest expense, Gain (loss) on marketable securities, Equity in earnings (loss) of nonconsolidated affiliates, Other income (expense) – net and Income tax benefit (expense) are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

In conjunction with the merger, Clear Channel Communications’ $1.75 billion revolving credit facility, including the $150.0 million sub-limit, was terminated. The facility was replaced with a $2.0 billion revolving credit facility with a maturity in July 2014, which includes a $150.0 million sub-limit that certain of our International subsidiaries may borrow against to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. The obligations of these International subsidiaries that are borrowers under the revolving credit facility are guaranteed by certain of our material wholly-owned subsidiaries, and secured by substantially all of the assets of such borrowers and guarantors, subject to permitted liens and other exceptions. As of December 31, 2010, we had no outstanding borrowings under the $150.0 million sub-limit facility as Clear Channel Communications had already borrowed against the entire capacity.

Certain Indenture EBITDA Adjustments

In the fourth quarter of 2008, CC Media Holdings initiated a restructuring program targeting a reduction in fixed costs through renegotiations of lease agreements, workforce reductions, the elimination of overlapping functions and other cost savings initiatives (the “restructuring program”). This restructuring program was substantially complete as of December 31, 2010.

The indenture governing the Series B Senior Notes issued by our subsidiary, CCWH, allows us to adjust the calculation of our adjusted EBITDA (as calculated in accordance with the indenture) for certain charges. These charges include restructuring costs of $19.2 million, $53.2 million and $35.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, certain other charges, including costs related to the closure and/or consolidation of facilities, retention charges, systems establishment costs and acquisition and consulting fees incurred in connection with any of the foregoing, among other items, are also adjustments to the calculation of adjusted EBITDA. For the year ended December 31, 2010, we adjusted our adjusted EBITDA calculation for an additional $5.7 million. See “Sources of Capital” below for a description of calculation of our adjusted EBITDA pursuant to the indenture.

Description of Our Business

Our revenue is derived from selling advertising space on the displays we own or operate in key markets worldwide, consisting primarily of billboards, street furniture and transit displays.

We own the majority of our advertising displays, which typically are located on sites that we either lease or own or for which we have acquired permanent easements. Our advertising contracts with clients typically outline the number of displays reserved, the duration of the advertising campaign and the unit price per display.

Our advertising rates are based on a number of different factors including location, competition, size of display, illumination, market and gross ratings points. Gross ratings points are the total number of impressions delivered by a display or group of displays, expressed as a percentage of a market population. The number of impressions delivered by a display is measured by the number of people passing the site during a defined period of time and, in some international markets, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic. Management typically monitors our business by reviewing the average rates, average revenue per display, or yield, occupancy, and inventory levels of each of our display types by market. In addition, because a significant portion of our advertising operations are conducted in foreign markets, primarily Europe and China, management reviews the operating results from our foreign operations on a constant dollar basis. A constant dollar basis allows for comparison of operations independent of foreign exchange movements.

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

In our International business, normal market practice is to sell space on billboards and street furniture as network packages with contract terms typically ranging from one to two weeks, compared to contract terms typically ranging from four weeks to one year in the U.S. In addition, competitive bidding for street furniture and transit display contracts, which constitute a larger portion of our International business, and a different regulatory environment for billboards, result in higher site lease cost in our International business compared to our Americas business. As a result, our margins are typically lower in our International business than in the Americas.

Our street furniture and transit display contracts with municipal agencies, the terms of which range from three to 20 years, generally require us to make upfront investments in property, plant and equipment. These contracts may also include upfront lease payments and/or minimum annual guaranteed lease payments. We can give no assurance that our cash flows from operations over the terms of these contracts will exceed the upfront and minimum required payments.

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

In accordance with the Master Agreement, our branch managers follow a corporate policy allowing Clear Channel Communications to use, without charge, Americas’ displays they believe would otherwise be unsold. Our sales personnel receive partial revenue credit for that usage for compensation purposes. This partial revenue credit is not included in our reported revenue. Clear Channel Communications bears the cost of producing the advertising and we bear the costs of installing and removing this advertising. In 2010, we estimated this discounted revenue would have been less than 1% of our Americas revenue.

Under the Corporate Services Agreement, Clear Channel Communications provides management services to us. These services are charged to us based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For the years ended December 31, 2010, 2009 and 2008, we recorded approximately $38.1 million, $28.5 million and $28.1 million, respectively, as a component of corporate expenses for these services.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The following tables summarize our historical results of operations:

(In thousands)	Post-Merger	Post-Merger	Combined (1)
	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Revenue	$2,797,994	$2,698,024	$3,289,287
Operating expenses:
Direct operating expenses	1,559,972	1,625,083	1,882,136
Selling, general and administrative expenses	494,656	484,404	606,370
Corporate expenses	107,596	65,247	71,045
Depreciation and amortization	413,588	439,647	472,350
Impairment charges	11,493	890,737	3,217,649
Other operating income (expense) – net	(23,753)	(8,231)	15,848

Operating income (loss)	186,936	(815,325)	(2,944,415)
Interest expense (including interest on debt with Clear Channel Communications)	219,993	154,195	161,650
Loss on marketable securities	6,490	11,315	59,842
Equity in earnings (loss) of nonconsolidated affiliates	(9,936)	(31,442)	68,733
Other income (expense) – net	(5,335)	(9,368)	25,479

Loss before income taxes	(54,818)	(1,021,645)	(3,071,695)
Income tax benefit (expense)	(21,599)	149,110	220,319

Consolidated net loss	(76,417)	(872,535)	(2,851,376)
Less amount attributable to noncontrolling interest	11,106	(4,346)	(293)

Net loss attributable to the Company	$(87,523)	$(868,189)	$(2,851,083)

(1)	The results of operations for the year ended December 31, 2008 are presented on a combined basis and are comprised of two periods: post-merger and pre-merger, which relate to the period succeeding Clear Channel Communications’ merger and the period preceding the merger, respectively. The post-merger and pre-merger results of operations are presented as follows:

(In thousands)
	Post-Merger	Pre-Merger	Combined
	Period from July 31 through December 31, 2008	Period from January 1 through July 30, 2008	Year Ended December 31, 2008
Revenue	$1,327,224	$1,962,063	$3,289,287
Operating expenses:
Direct operating expenses	762,704	1,119,432	1,882,136
Selling, general and administrative expenses	261,524	344,846	606,370
Corporate expenses	31,681	39,364	71,045
Depreciation and amortization	224,713	247,637	472,350
Impairment charges	3,217,649	—	3,217,649
Other operating income — net	4,870	10,978	15,848

Operating income (loss)	(3,166,177)	221,762	(2,944,415)
Interest expense (including interest on debt with Clear Channel Communications)	72,863	88,787	161,650
Loss on marketable securities	59,842	—	59,842
Equity in earnings (loss) of nonconsolidated affiliates	(2,109)	70,842	68,733
Other income — net	12,114	13,365	25,479

Income (loss) before income taxes	(3,288,877)	217,182	(3,071,695)
Income tax benefit (expense)	271,895	(51,576)	220,319

Consolidated net income (loss)	(3,016,982)	165,606	(2,851,376)
Less amount attributable to noncontrolling interest	1,655	(1,948)	(293)

Net income (loss) attributable to the Company	$(3,018,637)	$167,554	$(2,851,083)

Revenue

2010 v. 2009

Our consolidated revenue increased $100.0 million during 2010 compared to 2009. Americas revenue increased $51.9 million, driven by revenue increases across most of our advertising inventory, particularly digital. Our International revenue increased $48.1 million, primarily due to revenue growth from street furniture across most countries, partially offset by a $10.3 million decrease from movements in foreign exchange.

2009 v. 2008

Our revenue for 2009 decreased $591.3 million compared to 2008. Our Americas revenue declined $192.1 million, attributable to decreases in bulletin, poster and airport revenues associated with cancellations and non-renewals from larger national advertisers. Our International revenue declined $399.2 million primarily as a result of challenging advertising climates in our markets and approximately $118.5 million from movements in foreign exchange.

Direct Operating Expenses

2010 v. 2009

Our direct operating expenses decreased $65.1 million during 2010 compared to 2009. Americas direct operating expenses decreased $19.5 million, primarily as a result of the disposition of our taxi advertising business, partially offset by an increase in site lease expenses associated with the increase in revenue. Direct operating expenses in our International segment decreased $45.6 million, primarily as a result of a $20.4 million decline in expenses incurred in connection with our restructuring program in addition to decreased site lease expenses associated with cost savings from our restructuring program, and included an $8.2 million decrease from movements in foreign exchange.

2009 v. 2008

Direct operating expenses for 2009 decreased $257.0 million compared to 2008. Our Americas operating expenses decreased $39.4 million driven by decreased site-lease expenses from lower revenue and cost savings from the restructuring program. Our International business contributed $217.6 million of the overall decrease primarily from a decrease in site-lease expenses from lower revenue and cost savings from the restructuring program and $85.6 million related to movements in foreign exchange.

Selling, General & Administrative (“SG&A”) Expenses

2010 v. 2009

Our SG&A expenses increased $10.3 million during 2010 compared to 2009. SG&A expenses increased $16.6 million in our Americas segment, primarily as a result of increased selling and marketing costs associated with the increase in revenue in addition to the unfavorable impact of litigation. Our International SG&A expenses decreased $6.3 million, primarily as a result of a decrease in business tax related to a change in French tax law, and included a $2.3 million decrease from movements in foreign exchange.

2009 v. 2008

SG&A expenses decreased $122.0 million during 2009 compared to 2008. Our Americas SG&A expenses decreased $50.7 million primarily related to a decline in commission expense. Our International SG&A expenses decreased $71.3 million primarily attributable to an overall decline in compensation and administrative expenses and $23.7 million from movements in foreign exchange.

Corporate Expenses

2010 v. 2009

Corporate expenses increased $42.3 million during 2010 compared to 2009, primarily due to increases in bonus expense from improved operating performance and increases related to headcount from centralization efforts and the expansion of corporate capabilities.

2009 v. 2008

Corporate expenses decreased $5.8 million in 2009 compared to 2008. The decrease was attributable to a decrease in expenses in our International segment of approximately $7.9 million due primarily to our cost savings initiatives and reduced legal fees compared to 2008. This decrease was partially offset by an increase in restructuring costs of $3.3 million.

Under the Corporate Services agreement between us and Clear Channel Communications, Clear Channel Communications provides management services to us, which include, among other things, (i) treasury, payroll and other financial related services, (ii) executive officer services, (iii) human resources and employee benefits services, (iv) legal and related services, (v) information systems, network and related services, (vi) investment services, (vii) procurement and sourcing support services, and (viii) other general corporate services. These services are charged to us based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For the years ended December 31, 2010, 2009 and 2008, we recorded approximately $38.1 million, $28.5 million and $28.1 million, respectively, as a component of corporate expenses for these services.

Depreciation and Amortization

2010 v. 2009

Depreciation and amortization decreased $26.1 million during 2010 compared to 2009, primarily as a result of assets in our International segment that became fully amortized during 2009.

2009 v. 2008

Depreciation and amortization for 2009 decreased $32.7 million compared to 2008. The decrease was primarily due to a $43.2 million decrease in depreciation expense associated with the impairment of assets in our International segment during the fourth quarter of 2008 and a $20.6 million decrease from movements in foreign exchange. The decrease was partially offset by $34.3 million related to additional amortization associated with the purchase accounting adjustments to the acquired intangible assets.

Impairment Charges

We performed our annual impairment test on October 1, 2010 on our goodwill, billboard permits and other intangible assets and recorded impairment charges of $11.5 million. We also performed impairment tests in 2009 and 2008 on our goodwill, billboard permits and other intangible assets and recorded impairment charges of $890.7 million and $3.2 billion, respectively. Please see the notes to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for a further description of the impairment charges.

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

Other Operating Income (Expense) – Net

Other operating expense of $23.8 million for 2010 primarily related to a $25.3 million loss recorded as a result of the transfer of our interest in our Branded Cities business.

Other operating expense for 2009 was $8.2 million and primarily related to a loss of $20.9 million on the sale of our taxi advertising business. The loss was partially offset by a $10.1 million gain on the sale of Americas and International assets.

Other operating income for 2008 was $15.8 million and was primarily due to a $2.6 million gain related to an asset exchange, a $4.0 million gain on the sale of property, and a $1.7 million gain on the sale of International street furniture.

Interest Expense – Net (Including Interest on Debt with Clear Channel Communications)

Interest expense increased $65.8 million during 2010 compared to 2009. The increase was primarily attributable to the issuance by our subsidiary, CCWH, of $2.5 billion aggregate principal amount of senior notes in December 2009, which bear interest at a fixed rate of 9.25% per annum. The senior notes were issued at a higher interest rate than the $2.5 billion note to Clear Channel Communications, which was prepaid and retired in December 2009.

Interest expense for 2009 decreased $7.5 million compared to 2008. The decrease was primarily due to a lower weighted average cost of debt of Clear Channel Communications during 2009.

Loss on Marketable Securities

The loss on marketable securities of $6.5 million, $11.3 million, and $59.8 million for 2010, 2009 and 2008, respectively, primarily related to the impairment of Independent News & Media PLC (“INM”). The fair value of INM was below cost for an extended period of time. As a result, we considered the guidance in ASC 320-10-S99 and reviewed the length of the time and the extent to which the market was less than cost and the financial condition and near-term prospects of the issuer. After this assessment, we concluded that the impairment at each date was other than temporary and recorded non-cash impairment charges to our investment in INM, as noted above.

Equity in Earnings (Loss) of Nonconsolidated Affiliates

Equity in loss of nonconsolidated affiliates of $9.9 million for 2010 includes an $8.3 million impairment related to an equity investment in our International segment. Equity in loss of nonconsolidated affiliates of $31.4 million for 2009 primarily related to a $22.9 million impairment of equity investments in our International segment.

Equity in earnings of nonconsolidated affiliates for 2008 increased $64.3 million compared to 2007. In the first quarter of 2008, we sold our 50% interest in Clear Channel Independent, a South African outdoor advertising company, and recognized a gain of $75.6 million. This gain was partially offset by a $9.0 million impairment charge to one of our International equity investments recorded during the third quarter of 2008.

Other Income (Expense) — Net

Other expense recorded for the years ended December 31, 2010 and 2009 primarily related to foreign exchange transaction gains/losses on short-term intercompany accounts.

Other income of $25.5 million for 2008 primarily related to net foreign exchange transaction gains on short-term intercompany accounts of $19.8 million. In addition, we recorded income of $8.0 million related to dividends received from an International investment.

Income Taxes

Our operations are included in a consolidated income tax return filed by Clear Channel Communications for pre-merger periods and CC Media Holdings for post-merger periods. However, for our financial statements, our provision for income taxes was computed as if we file separate consolidated Federal income tax returns with our subsidiaries.

Our effective tax rate for 2010 was (39.4%), primarily due to the fact that we were unable to benefit from tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years. In addition, we recorded a valuation allowance of $13.6 million in 2010 against deferred tax assets related to capital allowances in foreign jurisdictions due to the uncertainty of the ability to realize those assets in future periods.

Our effective tax rate for 2009 was 14.6% primarily due to the goodwill impairment charge, which is not deductible for tax purposes, along with our inability to benefit from tax losses in certain foreign jurisdictions as discussed above.

Our effective tax rate for 2008 was 7.2%. The primary reason for the reduction in the effective tax rate from 2007 was the result of the impairment charge recorded in 2008 discussed in more detail above. In addition, we did not record tax benefits on certain tax losses in our foreign operations due to the uncertainty of the ability to utilize those tax losses in the future.

Americas Results of Operations

Disposition of Taxi Business

On December 31, 2009, our subsidiary, CCOI, disposed of Clear Channel Taxi Media, LLC (“Taxis”), our taxi advertising business. For the year ended December 31, 2009, Taxis contributed $41.5 million in revenue, $39.8 million in direct operating expenses and $10.5 million in SG&A expenses.

Our Americas operating results were as follows:

(In thousands)	Years Ended December 31,			% Change
	2010 Post-Merger	2009 Post-Merger	2008 Combined	2010 v. 2009	2009 v. 2008
Revenue	$1,290,014	$1,238,171	$1,430,258	4%	(13%)
Direct operating expenses	588,592	608,078	647,526	(3%)	(6%)
SG&A expenses	218,776	202,196	252,889	8%	(20%)
Depreciation and amortization	209,127	210,280	207,633	(1%)	1%

Operating income	$273,519	$217,617	$322,210	26%	(32%)

2010 v. 2009

Our Americas revenue increased $51.9 million during 2010 compared to 2009 as a result of revenue growth across most of our advertising inventory, particularly digital. The increase was driven by increases in both occupancy and rate. Partially offsetting the revenue increase was the decrease in revenue related to the sale of Taxis.

Our Americas direct operating expenses decreased $19.5 million during 2010 compared to 2009. The decline in direct operating expenses was due to the disposition of Taxis, partially offset by a $20.2 million increase in site-lease expenses associated with the increase in revenue. SG&A expenses increased $16.6 million as a result of a $6.3 million increase primarily related to the unfavorable impact of litigation, a $4.7 million increase in consulting costs and a $6.2 million increase primarily due to bonus and commission expenses associated with the increase in revenue, partially offset by the disposition of Taxis.

2009 v. 2008

Our Americas revenue decreased $192.1 million in 2009 compared to 2008 primarily driven by declines in bulletin, poster and transit revenues due to cancellations and non-renewals from larger national advertisers resulting from the overall weakness in advertising and the economy. The decline in bulletin, poster and transit revenues was also impacted by a decline in rate compared to 2008.

Our Americas direct operating expenses decreased $39.4 million in 2009 compared to 2008, primarily from a $25.3 million decrease in site-lease expenses associated with cost savings from the restructuring program and the decline in revenues. This decrease was partially offset by $5.7 million related to the restructuring program. Our SG&A expenses decreased $50.7 million in 2009 compared to 2008, primarily from a $26.0 million decline in compensation expense associated with the decline in revenue and cost savings from the restructuring program, and a $16.2 million decline in bad debt expense primarily as a result of receipts of previously-reserved collections and an improvement in the agings of our accounts receivable during 2009.

International Results of Operations

Our International operating results were as follows:

(In thousands)	Years Ended December 31,			% Change
	2010 Post-Merger	2009 Post-Merger	2008 Combined	2010 v. 2009	2009 v. 2008
Revenue	$1,507,980	$1,459,853	$1,859,029	3%	(21%)
Direct operating expenses	971,380	1,017,005	1,234,610	(4%)	(18%)
SG&A expenses	275,880	282,208	353,481	(2%)	(20%)
Depreciation and amortization	204,461	229,367	264,717	(11%)	(13%)

Operating income (loss)	$56,259	$(68,727)	$6,221

2010 v. 2009

Our International outdoor revenue increased $48.1 million during 2010 compared to 2009, primarily as a result of revenue growth from street furniture across most countries, partially offset by the exit from the businesses in Greece and India. Foreign exchange movements negatively impacted revenue by $10.3 million.

Direct operating expenses in our International segment decreased $45.6 million during 2010 compared to 2009, primarily as a result of a $20.4 million decrease in expenses incurred in connection with our restructuring program and a $15.6 million decline in site-lease expenses associated with cost savings from our restructuring program. Also contributing to the decreased expenses was the exit from the businesses in Greece and India and an $8.2 million decrease from movements in foreign exchange. SG&A expenses decreased $6.3 million during 2010 compared to 2009, primarily as a result of a $5.4 million decrease in business tax related to a change in French tax law and a $2.3 million decrease from movements in foreign exchange.

Depreciation and amortization decreased $24.9 million during 2010 compared to 2009 primarily as a result of assets that became fully amortized during 2009.

2009 v. 2008

Our International revenue decreased $399.2 million in 2009 compared to 2008 as a result of the weak global economy, as well as movements in foreign exchange, which contributed $118.5 million of the decrease. The revenue decline occurred across most countries, with the most significant decline in France of $75.5 million due to weak advertising demand. Other countries with significant declines include the U.K. and Italy, which declined $30.4 million and $28.3 million, respectively, due to weak advertising markets.

Direct operating expenses decreased $217.6 million in our International segment in 2009 compared to 2008, in part due to a decrease of $85.6 million from movements in foreign exchange. The remaining decrease in direct operating expenses was primarily attributable to a $146.4 million decline in site lease expenses partially attributable to cost savings from the restructuring program and partially as a result of lower revenues. The decrease in direct operating expenses was partially offset by $12.8 million related to the restructuring program and the decline in revenue. SG&A expenses decreased $71.3 million in 2009 compared to 2008, primarily from $23.7 million related to movements in foreign exchange, $34.3 million related to a decline in compensation expense and a $25.8 million decrease in administrative expenses, both partially attributable to cost savings from the restructuring program and the decline in revenue.

Depreciation and amortization decreased $35.4 million in our International segment in 2009 compared to 2008, primarily related to a $43.2 million decrease in depreciation expense associated with the impairment of assets during the fourth quarter of 2008 and a $20.6 million decrease from movements in foreign exchange. The decrease was partially offset by $31.9 million related to additional amortization associated with the purchase accounting adjustments to the acquired intangible assets.

Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income (Loss)

(In thousands)	Years Ended December 31,
	2010 Post-Merger	2009 Post-Merger	2008 Combined
Americas	$273,519	$217,617	$322,210
International	56,259	(68,727)	6,221
Impairment charges	(11,493)	(890,737)	(3,217,649)
Corporate (1)	(107,596)	(65,247)	(71,045)
Other operating income (expense) – net	(23,753)	(8,231)	15,848

Consolidated operating income (loss)	$186,936	$(815,325)	$(2,944,415)

(1)	Corporate expenses include expenses related to our Americas and International operating segments.

Share-Based Compensation

As of December 31, 2010, there was $17.2 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions. This cost is expected to be recognized over a weighted average period of approximately two years. In addition, as of December 31, 2010, there was $0.3 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on performance and service conditions. This cost will be recognized when it becomes probable that the performance condition will be satisfied.

The following table indicates non-cash compensation costs related to share-based payments for the years ended December 31, 2010, 2009 and 2008, respectively:

(In thousands)	Years Ended December 31,
	2010 Post-Merger	2009 Post-Merger	2008 Combined
Americas	$9,207	$7,977	$8,465
International	2,746	2,412	2,167
Corporate	384	1,715	957

Total share-based compensation expense	$12,337	$12,104	$11,589

LIQUIDITY AND CAPITAL RESOURCES

Clear Channel Communications’ Merger

Clear Channel Communications’ capitalization, liquidity and capital resources substantially changed due to the consummation of its merger on July 30, 2008. Upon the closing of the merger, Clear Channel Communications incurred additional debt and became highly leveraged. We are not borrowers or guarantors under Clear Channel Communications’ credit agreements other than for direct borrowings by certain of our International subsidiaries pursuant to the $150.0 million sub-limit included in Clear Channel Communications’ $2.0 billion revolving credit facility and we are not a guarantor of any of Clear Channel Communications’ debt. The obligations of these International subsidiaries that are borrowers under the revolving credit facility are guaranteed by certain of our material wholly-owned subsidiaries, and secured by substantially all of the assets of such borrowers and guarantors, subject to permitted liens and other exceptions. As of December 31, 2010, we had no outstanding borrowings under the $150.0 million sub-limit facility as Clear Channel Communications had already borrowed against the entire capacity.

The interest rate on outstanding balances under the revolving credit facility is based upon LIBOR or, for Euro denominated borrowings, EURIBOR, plus, in each case, a margin. See discussion below under “Liquidity and Capital Resources — Sources of Capital — Bank Credit Facility.” A deterioration in the financial condition of Clear Channel Communications or borrowings by Clear Channel Communications under the $150.0 million sub-limit could also further increase our borrowing costs or impair our access to the capital markets because of our reliance on Clear Channel Communications for availability under this revolving credit facility.

We have a revolving promissory note issued by Clear Channel Communications to us in the amount of $383.8 million as of December 31, 2010 described more fully in our “Liquidity and Capital Resources — Sources of Capital” section. We are an unsecured creditor of Clear Channel Communications with respect to the revolving promissory note.

Also, so long as Clear Channel Communications maintains a significant interest in us, pursuant to the Master Agreement between Clear Channel Communications and us, Clear Channel Communications will have the option to limit our ability to incur debt or issue equity securities, among other limitations, which could adversely affect our ability to meet our liquidity needs.

Cash Flows

The following table summarizes our historical cash flows:

(In thousands)	Year Ended December 31,
	2010 Post-Merger	2009 Post-Merger	2008 Combined
Cash provided by (used for):
Operating activities	$525,217	$441,264	$603,624
Investing activities	$(198,705)	$(162,864)	$(425,844)
Financing activities	$(314,463)	$231,656	$(232,840)

Operating Activities

2010

The increase in cash flows from operations in 2010 compared to 2009 was primarily driven by improved profitability, including a 4% increase in revenue and a 3% decrease in direct operating and SG&A expenses. Our cash paid for interest increased $81.1 million primarily due to the December 2009 issuance of $2.5 billion aggregate principal amount of senior notes at a higher rate than the $2.5 billion note to Clear Channel Communications, which was prepaid and retired in December 2009. Partially offsetting the increased interest was the receipt of $51.0 million of Federal income tax refunds during the third quarter of 2010.

2009

The decline in cash flow from operations in 2009 compared to 2008 was primarily driven by an 18% decline in consolidated revenues associated with the weak economy and challenging advertising markets. Our net loss adjusted for non-cash items of $1.3 billion provided positive cash flows of $411.8 million. Changes in working capital provided an additional $29.4 million in operating cash flows for 2009.

2008

In 2008, our net loss adjusted for non-cash items of $3.5 billion provided positive cash flows of $610.0 million. Changes in working capital negatively impacted operating cash flows for 2008 by $6.4 million.

Investing Activities

2010

Cash used for investing activities during 2010 primarily reflected capital expenditures of $195.3 million, partially offset by proceeds of $7.8 million from the sale of International and Americas assets. We spent $96.7 million in our Americas segment primarily related to the construction of new billboards and $98.6 million in our International segment primarily related to new billboard and street furniture contracts and renewals of existing contracts.

2009

In 2009, we spent $84.4 million in our Americas segment for the purchase of property, plant and equipment mostly related to the construction of new billboards and $91.5 million in our International segment for the purchase of property, plant and equipment related to new billboard and street furniture contracts and renewals of existing contracts. We also received proceeds of $11.3 million from the sale of International assets and $6.8 million from the sale of Americas assets.

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

Financing Activities

2010

Cash used for financing activities of $314.5 million for the year ended December 31, 2010 primarily reflects payments on credit facilities and long-term debt of $47.1 million and $13.2 million, respectively, and net transfers to Clear Channel Communications of $260.5 million. The net transfers of cash to Clear Channel Communications represent the activity in the “Due from/to Clear Channel Communications” account. This activity primarily relates to working capital.

2009

Cash provided by financing activities of $231.7 million for 2009 primarily reflects the $2.5 billion proceeds from issuance of senior notes in addition to the $500.0 million repayment by Clear Channel Communications on the “Due from Clear Channel Communications” account offset by the prepayment and retirement of the $2.5 billion intercompany note due to Clear Channel Communications. In addition, we purchased the remaining 15% interest in our fully consolidated subsidiary, Paneles Napsa S.A., for $13.0 million, and acquired an additional 5% interest in our fully consolidated subsidiary, Clear Channel Jolly Pubblicita SPA, for $12.1 million.

2008

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

Anticipated Cash Requirements

Our primary source of liquidity is cash on hand and cash flow from operations. Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations and borrowings under the revolving promissory note with Clear Channel Communications will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. In addition, we expect to be in compliance with the covenants governing our indebtedness in 2011. However, our anticipated results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants. In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

Furthermore, in its Annual Report on Form 10-K filed with the SEC on February 14, 2011, Clear Channel Communications stated that it expects to be in compliance with the covenants in its material financing agreements in 2011. Clear Channel Communications similarly stated in such Annual Report that its anticipated results are also subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants. Moreover, Clear Channel Communications stated in such Annual Report that its ability to comply with the covenants in its material financing agreements may be affected by events beyond its control, including prevailing economic, financial and industry conditions. As discussed therein, the breach of any covenants set forth in Clear Channel Communications’ financing agreements would result in a default thereunder, and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, as discussed therein, the lenders under the revolving credit facility under Clear Channel Communications’ secured credit facilities would have the option to terminate their commitments to make further extensions of revolving credit thereunder. In addition, Clear Channel Communications stated in such Annual Report that if Clear Channel Communications is unable to repay its obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. Finally, Clear Channel Communications stated in such Annual Report that a default or acceleration under any of its material financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.

For so long as Clear Channel Communications maintains significant control over us, a deterioration in the financial condition of Clear Channel Communications could have the effect of increasing our borrowing costs or impairing our access to capital markets. As of December 31, 2010, Clear Channel Communications had $1.9 billion recorded as “Cash and cash equivalents” on its consolidated balance sheets.

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

Sources of Capital

As of December 31, 2010 and 2009, we had the following indebtedness outstanding, cash and cash equivalents and amounts due from Clear Channel Communications:

(In millions)	Year Ended December 31,
	2010 Post-Merger	2009 Post-Merger
CCWH Senior Notes	$2,500.0	$2,500.0
Bank credit facility ($150.0 million sub-limit within Clear Channel Communications’ $2.0 billion facility, $150.0 million and $120.0 million of which was drawn by Clear Channel Communications at December 31, 2010 and 2009, respectively)	—	30.0
Other debt	63.8	78.9

Total debt	2,563.8	2,608.9
Less: Cash and cash equivalents	624.0	609.4
Less: Due from Clear Channel Communications	383.8	123.3

	$1,556.0	$1,876.2

We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Bank Credit Facility ($150.0 million sub-limit within Clear Channel Communications’ $2.0 billion revolving credit facility)

In addition to cash flows from operations, another potential source of liquidity to us is through borrowings under a $150.0 million sub-limit included in Clear Channel Communications’ multicurrency $2.0 billion revolving credit facility with a maturity in July 2014. Certain of our International subsidiaries may borrow under the sub-limit to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. The obligations of these International subsidiaries that are borrowers under the revolving credit facility are guaranteed by certain of our material wholly-owned subsidiaries, and secured by substantially all of the assets of such borrowers and guarantors, subject to permitted liens and other exceptions. On February 6, 2009, Clear Channel Communications borrowed the remaining availability under its $2.0 billion revolving credit facility, including the remaining availability under the $150.0 million sub-limit. As of December 31, 2010, we had no outstanding borrowings under the $150.0 million sub-limit facility as Clear Channel Communications had already borrowed against the entire capacity.

Promissory Notes with Clear Channel Communications

As part of the day-to-day cash management services provided by Clear Channel Communications, we maintain accounts that represent net amounts due to or from Clear Channel Communications, which is recorded as “Due from/to Clear Channel Communications” on the consolidated balance sheet. The accounts represent our revolving promissory note issued by us to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to us in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances. The accounts accrue interest and are generally payable on demand. Prior to the amendment of the revolving promissory notes in December 2009, interest on the revolving promissory note owed by us accrued on the daily net negative cash position based upon LIBOR plus a margin. Interest on the revolving promissory note owed by Clear Channel Communications accrued on the daily net positive cash position based upon the average one-month generic treasury bill rate. In connection with the issuance of the CCWH Notes described below, we and Clear Channel Communications modified the terms of the revolving promissory notes (recorded as Due from/to Clear Channel Communications account) to extend the maturity of each revolving promissory note to coincide with the maturity date of the CCWH Notes. In addition, the terms were modified to change the interest rate on each revolving promissory note to equal the interest rate on the CCWH Notes. Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, we maintain collection bank accounts swept daily into accounts of Clear Channel Communications (after satisfying the funding requirements of the Trustee Account). In return, Clear Channel Communications funds our controlled disbursement accounts as checks or electronic payments are presented for payment. Our claim in relation to cash transferred from our concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account. If Clear Channel Communications were to become insolvent, we would be an unsecured creditor of Clear Channel Communications with respect to the revolving promissory note issued by Clear Channel Communications to us. At December 31, 2010 and 2009, the asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet was $383.8 million and $123.3 million, respectively. The net interest income for the years ended December 31, 2010, 2009 and 2008 was $19.5 million, $0.7 million and $3.5 million, respectively. At December 31, 2010, the fixed interest rate on the “Due from Clear Channel Communications” account was 9.25%, which represents the interest rate on the CCWH Notes as described above. At December 31, 2010, we had no borrowings under the revolving promissory note to Clear Channel Communications.

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

Clear Channel Worldwide Holdings Senior Notes

Our subsidiary, CCWH, has outstanding $500.0 million aggregate principal amount of Series A Senior Notes due 2017 (the “Series A Notes”) and $2.0 billion aggregate principal amount of Series B Senior Notes due 2017 (the “Series B Notes” and together with the Series A Notes, the “CCWH Notes”). The Notes are guaranteed by us, CCOI, and certain of our other direct and indirect subsidiaries.

The CCWH Notes bear interest on a daily basis and contain customary provisions, including covenants requiring us to maintain certain levels of credit availability and limitations on incurring additional debt.

The CCWH Notes are senior obligations that rank pari passu in right of payment to all unsubordinated indebtedness of CCWH and the guarantees of the CCWH Notes rank pari passu in right of payment to all unsubordinated indebtedness of the guarantors.

The indentures governing the CCWH Notes require us to maintain at least $100 million in cash or other liquid assets or have cash available to be borrowed under committed credit facilities consisting of (i) $50.0 million at the issuer and guarantor entities (principally the Americas outdoor segment) and (ii) $50.0 million at the non-guarantor subsidiaries (principally the International outdoor segment) (together the “Liquidity Amount”), in each case under the sole control of the relevant entity. In the event of a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding of Clear Channel Communications for the period thereafter that is the shorter of such proceeding and 60 days, the Liquidity Amount shall be reduced to $50.0 million, with a $25.0 million requirement at the issuer and guarantor entities and a $25.0 million requirement at the non-guarantor subsidiaries.

In addition, interest on the CCWH Notes accrues daily and is payable into an account established by the trustee for the benefit of the bondholders (the “Trustee Account”). Failure to make daily payment on any day does not constitute an event of default so long as (a) no payment or other transfer by us or any of our subsidiaries shall have been made on such day under the cash management sweep with Clear Channel Communications, Inc. and (b) on each semiannual interest payment date the aggregate amount of funds in the Trustee Account is equal to at least the aggregate amount of accrued and unpaid interest on the CCWH Notes.

The indenture governing the Series A Notes contains covenants that limit our and our restricted subsidiaries ability to, among other things:

•	incur or guarantee additional debt to persons other than Clear Channel Communications and its subsidiaries or issue certain preferred stock;

•	create liens on our restricted subsidiaries assets to secure such debt;

•	create restrictions on the payment of dividends or other amounts to ourselves from our restricted subsidiaries that are not guarantors of the notes;

•	enter into certain transactions with affiliates;

•	merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of our assets; and

•	sell certain assets, including capital stock of our subsidiaries, to persons other than Clear Channel Communications and its subsidiaries.

The indenture governing the Series A Notes does not include limitations on dividends, distributions, investments or asset sales.

The indenture governing the Series B Notes contains covenants that limit our and our restricted subsidiaries ability to, among other things:

•	incur or guarantee additional debt or issue certain preferred stock;

•	redeem, repurchase or retire our subordinated debt;

•	make certain investments;

•	create liens on our or our restricted subsidiaries’ assets to secure debt;

•	create restrictions on the payment of dividends or other amounts to ourselves from our restricted subsidiaries that are not guarantors of the Notes;

•	enter into certain transactions with affiliates;

•	merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of our assets;

•	sell certain assets, including capital stock of our subsidiaries;

•	designate our subsidiaries as unrestricted subsidiaries;

•	pay dividends, redeem or repurchase capital stock or make other restricted payments; and

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

The Series A Notes indenture and the Series B Notes indenture restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test. In order to incur additional indebtedness under this test, our debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 6.5:1 and 3.25:1 for total debt and senior debt, respectively. The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B Notes indenture also permits us to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if our debt to adjusted EBITDA ratios (as defined by the indenture) are lower than 6.0:1 and 3.0:1 for total debt and senior debt, respectively. The Series A Notes indenture does not limit our ability to pay dividends. The Series B Notes indenture contains certain exceptions that allow us to incur additional indebtedness and pay dividends, including a $500 million exception for the payment of dividends. We were in compliance with these covenants as of December 31, 2010.

Consolidated leverage, defined as total debt divided by EBITDA for the preceding four quarters was 3.5:1 at December 31, 2010, and senior leverage, defined as senior debt divided by EBITDA for the preceding four quarters was also 3.5:1 at December 31, 2010. Our adjusted EBITDA of $741.6 million is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense) – net, plus non-cash compensation, and is further adjusted for certain items, including: (i) an increase for expected cost savings (limited to $58.8 million in any twelve month period) of $12.5 million; (ii) an increase of $44.7 million for non-cash items; (iii) an increase of $24.9 million related to expenses incurred associated with our cost savings program; and (iv) an increase of $11.4 million for various other items.

Prior to the date of the closing of the CCWH Notes offering, we made a demand for and received repayment of $500.0 million on the “Due from Clear Channel Communications” account.

Following such repayment, we contributed $500.0 million to the capital of CCOI, which used the proceeds received by it to prepay $500.0 million of the “Debt with Clear Channel Communications” account. Subsequent to this repayment, the outstanding balance of the “Debt with Clear Channel Communications” account was $2.0 billion.

A portion of the proceeds of the CCWH Notes offering were used to (i) pay the fees and expenses of the offering, (ii) fund $50.0 million of the Liquidity Amount (the $50.0 million Liquidity Amount of the non-guarantor subsidiaries was satisfied) and (iii) make a voluntary prepayment of the remaining $2.0 billion outstanding balance (which is equal to the aggregate principal amount of the Series B Notes) under the note due to Clear Channel Communications and subsequently retire the “Debt with Clear Channel Communications”, with the balance of the proceeds available for general corporate purposes.

In connection with the offering, we and Clear Channel Communications modified the terms of the revolving promissory notes (recorded as “Due from/to Clear Channel Communications” on the consolidated balance sheets) to extend the maturity of each revolving promissory note to coincide with the maturity date of the CCWH Notes. In addition, the terms were modified to change the interest rate on each revolving promissory note to a fixed per annum rate equal to 9.25%.

Other debt

Other debt consists primarily of loans with international banks. At December 31, 2010, approximately $63.8 million was outstanding as other debt.

Debt Covenants

The Clear Channel Communications’ $2.0 billion revolving credit facility contains a significant financial covenant which requires Clear Channel Communications to comply on a quarterly basis with a financial covenant limiting the ratio of its consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA for the preceding four quarters (maximum of 9.5:1). The financial covenant becomes more restrictive over time beginning in the second quarter of 2013. In its Annual Report on Form 10-K filed with the SEC on February 14, 2011, Clear Channel Communications stated that it was in compliance with this covenant as of December 31, 2010.

In addition, we were in compliance with the covenants contained in the Series A Notes indenture and the Series B Notes indenture as of December 31, 2010.

Clear Channel Communications’ Refinancing Transactions

Clear Channel Communications announced on February 7, 2011 that it intends to offer, subject to market and customary conditions, $750 million in aggregate principal amount of priority guarantee notes due 2021 (the “Notes”) in a private offering that is exempt from registration under the Securities Act of 1933, as amended. Clear Channel Communications intends to use the proceeds of the Notes together with cash on hand to repay $500 million of the indebtedness outstanding under its senior secured credit facilities, to repay at maturity $250 million in aggregate principal amount of its 6.25% senior notes due 2011, to pay fees and expenses incurred in connection with concurrent amendments to its senior secured credit facilities and its receivables based credit facility, the receipt of which is a condition to completion of the offering, and to pay fees and expenses in connection with the offering.

The concurrent amendments to its senior secured credit facilities and its receivables based credit facility would, among other things, permit Clear Channel Communications to request future extensions of the maturities of its senior secured credit facilities, provide Clear Channel Communications with greater flexibility in the use of its accordion provisions, provide Clear Channel Communications with greater flexibility to incur new debt, provided that such new debt is used to pay down senior secured credit facility indebtedness, and provide greater flexibility for us and our subsidiaries to incur new debt (provided the incurrence of that new debt is otherwise permitted to be incurred by such subsidiaries).

The Notes and related guarantees will be offered only to “qualified institutional buyers” in reliance on the exemption from registration pursuant to Rule 144A under the Securities Act and to persons outside of the United States in compliance with Regulation S under the Securities Act. The Notes and the related guarantees have not been registered under the Securities Act, or the securities laws of any state or other jurisdiction, and may not be offered or sold in the United States without registration or an applicable exemption from the Securities Act and applicable state securities or blue sky laws and foreign securities laws.

This disclosure is for informational purposes only and shall not constitute an offer to sell nor the solicitation of an offer to buy the Notes or any other securities. The Notes offering is not being made to any person in any jurisdiction in which the offer, solicitation or sale is unlawful. Any offers of the Notes will be made only by means of a private offering circular.

Dispositions and Other

On October 15, 2010, we transferred our interest in our Branded Cities operations to our joint venture partner, The Ellman Companies. We recognized a loss of $25.3 million in “Other operating income (expense) – net” related to this transfer.

During 2010, our International segment sold its outdoor advertising business in India, resulting in a loss of $3.7 million included in “Other operating income (expense) – net.”

During 2009, we sold international assets for $11.3 million resulting in a gain of $4.4 million in “Other operating income (expense) – net.” In addition, we sold assets for $6.8 million in our Americas segment and recorded a gain of $4.9 million in “Other operating income (expense) – net.” We sold our taxi advertising business and recorded a loss of $20.9 million in our Americas segment included in “Other operating income (expense) –net.”

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

Uses of Capital

Acquisitions

During 2009, our Americas segment paid $5.0 million primarily for the acquisition of land and buildings.

Purchases of Additional Equity Interests

During 2009, our Americas segment purchased the remaining 15% interest in our consolidated subsidiary, Paneles Napsa S.A., for $13.0 million and our International segment acquired an additional 5% interest in our consolidated subsidiary, Clear Channel Jolly Pubblicita SPA, for $12.1 million.

Capital Expenditures

Our capital expenditures have consisted of the following:

(In millions)	Year Ended December 31,
	2010 Post-Merger	2009 Post-Merger	2008 Combined
Total capital expenditures	$195.3	$176.0	$358.3

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

Commitments, Contingencies and Guarantees

We are currently involved in certain legal proceedings arising in the ordinary course of business and, as required, have accrued our estimate of the probable costs for resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. Please see Item 3. Legal Proceedings.

Our short and long term cash requirements include minimum annual guarantees for our street furniture contracts and operating leases. Noncancelable contracts and operating lease requirements are included in our direct operating expenses, which historically have been satisfied by cash flows from operations. For 2011, we are committed to $394.6 million and $270.2 million for minimum annual guarantees and operating leases, respectively. Our long-term commitments for minimum annual guarantees, operating leases and capital expenditure requirements are included in “Contractual and Other Obligations,” below.

Certain agreements relating to acquisitions provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired company generally over a one to five year period. The aggregate of these contingent payments, if performance targets are met, would not significantly impact our financial position or results of operations.

In addition to the scheduled maturities on CCWH’s debt, we have future cash obligations under various types of contracts. We lease office space, certain equipment and the majority of the land occupied by our advertising structures under long-term operating leases. Some of our lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for our payment of utilities and maintenance.

We have minimum franchise payments associated with noncancelable contracts that enable us to display advertising on such media as buses, trains, bus shelters and terminals. The majority of these contracts contain rent provisions that are calculated as the greater of a percentage of the relevant advertising revenue or a specified guaranteed minimum annual payment.

The scheduled maturities of borrowings under our $2.5 billion Notes, other debt outstanding, future minimum rental commitments under noncancelable lease agreements, minimum payments under other noncancelable contracts, capital expenditure commitments and other long-term obligations as of December 31, 2010, are as follows:

(In thousands)	Payments Due by Period
	Total	2011	2012-2013	2014-2015	Thereafter
Long-term Debt
Clear Channel Worldwide Holdings Senior Notes:
9.25% Series A Senior Notes Due 2017	$500,000	$—	$—	$—	$500,000
9.25% Series B Senior Notes Due 2017	2,000,000	—	—	—	2,000,000
Other debt	63,809	41,676	22,133	—	—
Interest payments on long-term debt(1)	1,621,964	233,959	463,005	462,500	462,500

Non-cancelable contracts	1,824,104	394,632	521,306	380,189	527,977
Non-cancelable operating leases	2,035,797	270,235	432,321	363,187	970,054
Capital expenditure commitments	107,107	48,059	43,987	11,739	3,322
Unrecognized tax benefits (2)	49,503	2,855	—	—	46,648
Employment contracts	10,181	5,782	4,289	110	—
Other long-term obligations(3)	88,233	—	1,325	1,097	85,811

Total (4)	$8,300,698	$997,198	$1,488,366	$1,218,822	$4,596,312

(1)	Interest payments on long-term debt consist primarily of interest on the 9.25% CCWH Senior Notes.
(2)	The non-current portion of the unrecognized tax benefits is included in the “Thereafter” column as we cannot reasonably estimate the timing or amounts of additional cash payments, if any, at this time. For additional information, see Note 9 included in Item 8 of Part II of this Annual Report on Form 10-K.
(3)	Other long-term obligations consist of $48.3 million related to asset retirement obligations recorded pursuant to ASC 410-20, which assumes the underlying assets will be removed at some period over the next 50 years. Also included in the table is $34.6 million related to retirement plans and $5.3 million related to other long-term obligations with a specific maturity.
(4)	Excluded from the table is $117.0 million related to various obligations with no specific contractual commitment or maturity.

Seasonality

Typically, both our Americas and International segments experience their lowest financial performance in the first quarter of the calendar year, with International historically experiencing a loss from operations in that period. Our Americas segment historically experiences consistent performance for the remainder of the calendar year. Our International segment typically experiences its strongest performance in the second and fourth quarters of the calendar year. We expect this trend to continue in the future.

Market Risk

We are exposed to market risks arising from changes in market rates and prices, including movements in interest rates, equity security prices and foreign currency exchange rates.

Equity Price Risk

The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value at December 31, 2010 by $1.6 million and would change comprehensive income at December 31, 2010 by $1.0 million.

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world. Foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported a net loss of $18.0 million for the year ended December 31, 2010. We estimate a 10% change in the value of the U.S. dollar relative to foreign currencies would have adjusted our net loss for the year ended December 31, 2010 by approximately $1.8 million.

Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our equity method investments in various countries. It is estimated that the result of a 10% fluctuation in the value of the dollar relative to these foreign currencies at December 31, 2010 would change our equity in earnings of nonconsolidated affiliates by $1.0 million and would change our net income by approximately $0.6 million for the year ended December 31, 2010.

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

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU updates ASC Topic 350, Intangibles—Goodwill and Other, to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We do not currently have any reporting units with zero or negative carrying values.

In August 2010, the FASB issued ASU No. 2010-22, Accounting for Various Topics—Technical Corrections to SEC Paragraphs. This ASU amends various SEC paragraphs and became effective upon issuance. The adoption of ASU No. 2010-22 did not have a material impact on our financial position or results of operations.

In August 2010, the FASB issued ASU No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and became effective upon issuance. We adopted the provisions of ASU 2010-21 upon issuance with no material impact to our financial position or results of operations.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 updates ASC Topic 855, Subsequent Events. ASU 2010-09 removes the requirement to disclose the date through which an entity has evaluated subsequent events. We adopted the provisions of ASU 2010-09 upon issuance with no material impact to our financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. This update amends ASC Topic 820, Fair Value Measurements and Disclosures, to require new disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements, disaggregation regarding classes of assets and liabilities, valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3. These disclosures are effective for the interim and annual reporting periods beginning after December 15, 2009. Additional new disclosures regarding the purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 beginning with the first interim period. We adopted certain of the relevant disclosure provisions of ASU 2010-06 on January 1, 2010 and adopted certain other provisions on January 1, 2011.

Critical Accounting Estimates

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such difference could be material. Our significant accounting policies are discussed in the notes to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. The following narrative describes these critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions.

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

If our agings were to improve or deteriorate resulting in a 10% change in our allowance, we estimated that our bad debt expense for the year ended December 31, 2010, would have changed by approximately $4.9 million and our net loss for the same period would have changed by approximately $3.0 million.

Long-lived Assets

Long-lived assets, such as property, plant and equipment and definite-lived intangibles are reviewed for impairment when events and circumstances indicate that depreciable and amortizable long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value.

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

Indefinite-lived Assets

Indefinite-lived assets are reviewed annually for possible impairment using the direct valuation method as prescribed in ASC 805-20-S99. Under the direct valuation method, the estimated fair value of the indefinite-lived assets was calculated at the market level as prescribed by ASC 350-30-35. Under the direct valuation method, it is assumed that rather than acquiring indefinite-lived intangible assets as a part of a going concern business, the buyer hypothetically obtains indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flows model which results in value that is directly attributable to the indefinite-lived intangible assets.

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

On October 1, 2010, we performed our annual impairment test in accordance with ASC 350-30-35 and recognized an impairment charge of $4.8 million in one of our markets.

In determining the fair value of our billboard permits, the following key assumptions were used:

(i)	Industry revenue growth forecast at 7% was used for the initial four-year period;

(ii)	3% revenue growth was assumed beyond the initial four-year period;

(iii)	Revenue was grown over a build-up period, reaching maturity by year 2;

(iv)	Operating margins gradually climb to the industry average margin of up to 51%, depending on market size, by year 3; and

(v)	Assumed discount rate of 10%.

While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the fair value of our indefinite-lived assets, it is possible a material change could occur. If future results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future. The following table shows the decline in the fair value of our indefinite-lived intangibles that would result from a 100 basis point decline in our discrete and terminal period revenue growth rate and profit margin assumptions and a 100 basis point increase in our discount rate assumption:

(In thousands)
Description	Revenue growth rate	Profit margin	Discount rates
Billboard permits	$(548,200)	$(117,600)	$(554,900)

The estimated fair value of our permits at October 1, 2010 was $1.9 billion while the carrying value was $1.1 billion.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We test goodwill at interim dates if events or changes in circumstances indicate that goodwill might be impaired. The fair value of our reporting units is used to apply value to the net assets of each reporting unit. To the extent that the carrying amount of net assets would exceed the fair value, an impairment charge may be required to be recorded.

The discounted cash flow approach we use for valuing goodwill involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate. Terminal values are also estimated and discounted to their present value.

On October 1, 2010, we performed our annual impairment test in accordance with ASC 350-30-35 and recognized an impairment charge of $2.1 million in one country within our International segment. In determining the fair value of our reporting units, we used the following assumptions:

•

Expected cash flows underlying our business plans for the periods 2011 through 2015. Our cash flow assumptions are based on detailed, multi-year forecasts performed by each of our operating segments, and reflect the improved advertising outlook across our businesses.

•	Cash flows beyond 2015 are projected to grow at a perpetual growth rate, which we estimated at 3% for both our Americas and International segments.

•	In order to risk adjust the cash flow projections in determining fair value, we utilized a discount rate of approximately 11% for each of our reporting units.

Based on our annual assessment using the assumptions described above, a hypothetical 25% reduction in the estimated fair value in each of our reporting units would not result in a material impairment condition.

While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the estimated fair value of our reporting units, it is possible a material change could occur. If future results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future. The following table shows the decline in the fair value of each of our reportable segments that would result from a 100 basis point decline in our discrete and terminal period revenue growth rate and profit margin assumptions and a 100 basis point increase in our discount rate assumption:

(In thousands)
Reportable segment	Revenue growth rate	Profit margin	Discount rates
Americas	$(520,000)	$(130,000)	$(480,000)
International	$(290,000)	$(170,000)	$(250,000)

Tax Accruals

The IRS and other taxing authorities routinely examine our tax returns filed as part of the consolidated tax returns filed by Clear Channel Communications for the pre-merger periods and CC Media Holdings for the post-merger periods. From time to time, the IRS challenges certain of our tax positions. We believe our tax positions comply with applicable tax law and we would vigorously defend these positions if challenged. The final disposition of any positions challenged by the IRS could require us to make additional tax payments. We believe that we have adequately accrued for any foreseeable payments resulting from tax examinations and consequently do not anticipate any material impact upon their ultimate resolution.

Our estimates of income taxes and the significant items giving rise to the deferred assets and liabilities are shown in the notes to our consolidated financial statements and reflect our assessment of actual future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and probability of these estimates. Actual income taxes could vary from these estimates due to future changes in income tax law or results from the final review of our tax returns by Federal, state or foreign tax authorities.

We have considered these potential changes in accordance with ASC 740-10, which requires us to record reserves for estimates of probable settlements of Federal and state tax audits.

Litigation Accruals

We are currently involved in certain legal proceedings. Based on current assumptions, we have accrued an estimate of the probable costs for the resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated. Future results of operations could be materially affected by changes in these assumptions or the effectiveness of our strategies related to these proceedings.

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

Due to the high rate of lease renewals over a long period of time, our calculation assumes all related assets will be removed at some period over the next 50 years. An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk-adjusted credit rate for the same period. If our assumption of the risk-adjusted credit rate used to discount current year additions to the asset retirement obligation decreased approximately 1%, our liability as of December 31, 2010 would not be materially impacted. Similarly, if our assumption of the risk-adjusted credit rate increased approximately 1%, our liability would not be materially impacted.

Share-based Compensation

Under the fair value recognition provisions of ASC 718-10, share-based compensation cost is measured at the grant date based on the fair value of the award. Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors. If actual results differ significantly from these estimates, our results of operations could be materially impacted.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Required information is located within Item 7 of Part II of this Annual Report on Form 10-K.

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

/s/Mark P. Mays
Chief Executive Officer

/s/Thomas W. Casey
Executive Vice President and Chief Financial Officer

/s/Scott D. Hamilton
Senior Vice President and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Clear Channel Outdoor Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Clear Channel Outdoor Holdings, Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2010 and 2009, the period from July 31, 2008 through December 31, 2008, and the period from January 1, 2008 through July 30, 2008. Our audits also included the financial statement schedule listed in the index as Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2010 and 2009, the consolidated results of its operations and cash flows for the years ended December 31, 2010 and 2009, the period from July 31, 2008 through December 31, 2008, and the period from January 1, 2008 through July 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

February 14, 2011

CONSOLIDATED BALANCE SHEETS

(In thousands)	As of December 31,
	2010	2009
CURRENT ASSETS
Cash and cash equivalents	$624,018	$609,436
Accounts receivable, net of allowance of $49,032 in 2010 and $51,070 in 2009	754,600	730,306
Prepaid expenses	100,391	117,804
Other current assets	90,969	182,999

Total Current Assets	1,569,978	1,640,545

PROPERTY, PLANT AND EQUIPMENT
Structures, net	2,007,399	2,143,972
Other property, plant and equipment, net	290,325	296,666

INTANGIBLE ASSETS
Definite-lived intangibles, net	705,218	799,144
Indefinite-lived intangibles – permits	1,114,413	1,132,218
Goodwill	862,242	861,592

OTHER ASSETS
Due from Clear Channel Communications	383,778	123,308
Other assets	162,697	194,977

Total Assets	$7,096,050	$7,192,422

CURRENT LIABILITIES
Accounts payable	$100,540	$109,322
Accrued expenses	542,530	505,120
Deferred income	100,675	109,578
Current portion of long-term debt	41,676	47,073

Total Current Liabilities	785,421	771,093

Long-term debt	2,522,133	2,561,805
Other long-term liabilities	251,873	256,236
Deferred tax liability	828,568	841,911
Commitments and contingent liabilities (Note 7)

SHAREHOLDERS’ EQUITY
Noncontrolling interest	209,794	193,730
Preferred stock, $.01 par value, 150,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value, 750,000,000 shares authorized, 40,886,923 and 40,841,551 shares issued in 2010 and 2009, respectively	408	407
Class B common stock, $.01 par value, 600,000,000 shares authorized, 315,000,000 shares issued and outstanding	3,150	3,150
Additional paid-in capital	6,677,146	6,669,247
Retained deficit	(3,974,349)	(3,886,826)
Accumulated other comprehensive loss	(207,439)	(218,177)
Cost of shares (84,896 in 2010 and 43,459 in 2009) held in treasury	(655)	(154)

Total Shareholders’ Equity	2,708,055	2,761,377

Total Liabilities and Shareholders’ Equity	$7,096,050	$7,192,422

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
	Year Ended December 31,		Period from July 31 through December 31,	Period from January 1 through July 30,
	2010	2009	2008	2008
	Post-Merger	Post-Merger	Post-Merger	Pre-Merger

Revenue	$2,797,994	$2,698,024	$1,327,224	$1,962,063
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,559,972	1,625,083	762,704	1,119,432
Selling, general and administrative expenses (excludes depreciation and amortization)	494,656	484,404	261,524	344,846
Corporate expenses (excludes depreciation and amortization)	107,596	65,247	31,681	39,364
Depreciation and amortization	413,588	439,647	224,713	247,637
Impairment charges	11,493	890,737	3,217,649	—
Other operating income (expense) — net	(23,753)	(8,231)	4,870	10,978

Operating income (loss)	186,936	(815,325)	(3,166,177)	221,762
Interest expense	239,453	154,919	73,725	91,377
Interest income on Due from Clear Channel Communications	19,460	724	862	2,590
Loss on marketable securities	6,490	11,315	59,842	—
Equity in earnings (loss) of nonconsolidated affiliates	(9,936)	(31,442)	(2,109)	70,842
Other income (expense)— net	(5,335)	(9,368)	12,114	13,365

Income (loss) before income taxes	(54,818)	(1,021,645)	(3,288,877)	217,182
Income tax benefit (expense)	(21,599)	149,110	271,895	(51,576)

Consolidated net income (loss)	(76,417)	(872,535)	(3,016,982)	165,606
Less amount attributable to noncontrolling interest	11,106	(4,346)	1,655	(1,948)

Net income (loss) attributable to the Company	(87,523)	(868,189)	(3,018,637)	167,554
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	16,237	118,632	(341,113)	84,603
Foreign currency reclassification adjustment for sale of foreign subsidiary	3,437	(523)	—	2,588
Unrealized loss on marketable securities	(7,809)	(9,971)	(59,825)	(27,496)
Reclassification adjustment for realized loss on marketable securities included in net income (loss)	6,490	11,315	59,842	—

Comprehensive income (loss)	$(69,168)	$(748,736)	$(3,359,733)	$227,249
Less amount attributable to noncontrolling interest	7,617	8,050	(11,516)	14,019

Comprehensive income (loss) attributable to the Company	$(76,785)	$(756,786)	$(3,348,217)	$213,230

Net income (loss) per common share:
Basic	$(0.26)	$(2.46)	$(8.50)	$0.47

Weighted average common shares outstanding— Basic	355,568	355,377	355,308	355,178
Diluted	$(0.26)	$(2.46)	$(8.50)	$0.47

Weighted average common shares outstanding— Diluted	355,568	355,377	355,308	355,741

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share data)					Additional	Retained	Accumulated
Pre-Merger	Class A Common Shares Issued	Class B Common Shares Issued	Noncontrolling Interest	Common Stock	Paid-in Capital	Earnings (Deficit)	Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2007	40,494,873	315,000,000	$215,864	$3,555	$1,304,359	$427,391	$247,478	$(53)	$2,198,594
Net income (loss)			(1,948)			167,554			165,606
Exercise of stock options and other	218,164			2	4,259			(265)	3,996
Acquisitions (minority buy-back)			(5,292)						(5,292)
Payments to noncontrolling interests			(616)						(616)
Share-based payments					6,506				6,506
Other			(260)						(260)
Comprehensive income:
Currency translation adjustment and other			14,019				70,584		84,603
Unrealized loss on marketable securities							(27,496)		(27,496)
Foreign currency reclassification adjustment							2,588		2,588

Balances at July 30, 2008	40,713,037	315,000,000	221,767	3,557	1,315,124	594,945	293,154	(318)	2,428,229
Post-Merger
Push-down accounting effects of merger					5,357,409	(594,945)	(293,154)	318	4,469,628
Net income (loss)			1,655			(3,018,637)			(3,016,982)
Exercise of stock options and other	(7,399)							(44)	(44)
Acquisitions (minority buy-back)			(1,773)						(1,773)
Payments from noncontrolling interests			1,262						1,262
Share-based payments					4,181				4,181
Other			418						418
Comprehensive income:
Currency translation adjustment and other			(11,516)				(329,597)		(341,113)
Unrealized loss on marketable securities							(59,825)		(59,825)
Reclassification adjustments							59,842		59,842

Balances at December 31, 2008	40,705,638	315,000,000	211,813	3,557	6,676,714	(3,018,637)	(329,580)	(44)	3,543,823
Net loss			(4,346)			(868,189)			(872,535)
Exercise of stock options and other	135,913							(110)	(110)
Acquisitions			(3,380)		(9,720)				(13,100)
Share-based payments					12,104				12,104
Other			(18,407)		(9,851)				(28,258)
Comprehensive income:
Currency translation adjustment and other			8,050				110,582		118,632
Unrealized loss on marketable securities							(9,971)		(9,971)
Reclassification adjustments							10,792		10,792

Balances at December 31, 2009	40,841,551	315,000,000	193,730	3,557	6,669,247	(3,886,826)	(218,177)	(154)	2,761,377
Net income (loss)			11,106			(87,523)			(76,417)
Exercise of stock options and other	45,372			1				(501)	(500)
Share-based payments					12,337				12,337
Other			(2,659)		(4,438)				(7,097)
Comprehensive income:
Currency translation adjustment			6,825				9,412		16,237
Unrealized loss on marketable securities							(7,809)		(7,809)
Reclassification adjustments			792				9,135		9,927

Balances at December 31, 2010	40,886,923	315,000,000	$209,794	$3,558	$6,677,146	$(3,974,349)	$(207,439)	$(655)	$2,708,055

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Year Ended December 31,		Period from July 31 through December 31,	Period from January 1 through July 30,
	2010	2009	2008	2008
	Post-Merger	Post-Merger	Post-Merger	Pre-Merger
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(76,417)	$(872,535)	$(3,016,982)	$165,606

Reconciling Items:

Impairment charges	11,493	890,737	3,217,649	—
Depreciation and amortization	413,588	439,647	224,713	247,637
Deferred tax expense (benefit)	(14,362)	(132,341)	(268,850)	21,405
Provision for doubtful accounts	8,868	17,580	24,268	8,588
Share-based compensation	12,337	12,104	4,181	6,506
(Gain) loss on sale of operating and fixed assets	23,753	8,231	(4,870)	(10,978)
Loss on marketable securities	6,490	11,315	59,842	—
Other, net	25,508	37,099	2,109	(70,842)

Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	(47,113)	68,002	87,251	7,108
Decrease in Federal income taxes receivable	50,958	—	—	—
Increase (decrease) in accounts payable, accrued expenses and other liabilities	50,723	11,757	(78,613)	(26,106)
Increase (decrease) in deferred income	(7,045)	(1,987)	(48,435)	33,218
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	66,436	(48,345)	70,039	(50,820)

Net cash provided by operating activities	525,217	441,264	272,302	331,322

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(195,273)	(175,953)	(159,213)	(199,122)
Proceeds from disposal of assets	7,753	18,144	2,917	38,630
Acquisition of operating assets, net of cash acquired	(1,841)	(4,933)	(11,677)	(84,821)
Change in other – net	(9,344)	(122)	(24,739)	12,181

Net cash used for investing activities	(198,705)	(162,864)	(192,712)	(233,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Draws on credit facilities	4,670	7,125	30,000	72,150
Payments on credit facilities	(47,095)	(3,364)	(660)	(157,774)
Proceeds from long-term debt	6,844	2,500,000	25,020	5,476
Payments on long-term debt	(13,212)	(2,505,913)	(37,145)	(4,662)
Net transfers (to) from Clear Channel Communications	(260,470)	319,401	(85,611)	(83,585)
Deferred financing charges	—	(60,330)	—	—
Purchases of noncontrolling interests	—	(25,153)	—	—
Change in other, net	(5,200)	(110)	(46)	3,997

Net cash provided by (used for) financing activities	(314,463)	231,656	(68,442)	(164,398)

Effect of exchange rate changes on cash	2,533	4,568	10,539	4,436

Net increase (decrease) in cash and cash equivalents	14,582	514,624	21,687	(61,772)

Cash and cash equivalents at beginning of year	609,436	94,812	73,125	134,897

Cash and cash equivalents at end of year	$624,018	$609,436	$94,812	$73,125

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest	$235,101	$154,027	$75,616	$92,326
Cash paid during the year for income taxes	$—	$26,543	$19,651	$31,046

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Clear Channel Outdoor Holdings, Inc. (the “Company”) is an outdoor advertising company which owns or operates advertising display faces domestically and internationally. On November 11, 2005, the Company became a publicly traded company through an initial public offering (“IPO”), in which 10%, or 35.0 million shares, of the Company’s Class A common stock was sold. Prior to the IPO, the Company was an indirect wholly-owned subsidiary of Clear Channel Communications, Inc. (“Clear Channel Communications”), a diversified media company with operations in radio broadcasting and outdoor advertising. Clear Channel Communications indirectly holds all of the 315.0 million shares of Class B common stock outstanding, representing approximately 89% of the shares outstanding and approximately 99% of the voting power. The holders of Class A common stock and Class B common stock have identical rights, except holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to 20 votes per share. The Class B shares of common stock are convertible, at the option of the holder at any time or upon any transfer, into shares of Class A common stock on a one-for-one basis, subject to certain limited exceptions.

The Company operates in the outdoor advertising industry by selling advertising on billboards, street furniture displays, transit displays and other advertising displays. The Company has two reportable business segments: Americas and International. The Americas segment primarily includes operations in the United States, Canada and Latin America; the International segment primarily includes operations in Europe, Asia and Australia.

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

Format of Presentation

The accompanying consolidated statements of operations, statements of cash flows and shareholders’ equity are presented for the post-merger and pre-merger periods. The merger resulted in a new basis of accounting beginning on July 31, 2008 and the financial reporting periods are presented as follows:

•

The years ended December 31, 2010 and 2009, and the period from July 31 through December 31, 2008 reflect the post-merger period of the Company, including the purchase accounting adjustments related to the merger that were pushed down to the Company.

•

The period from January 1 through July 30, 2008 reflects the pre-merger period of the Company. The consolidated financial statements for the pre-merger period were prepared using the historical basis of accounting for the Company. As a result of the merger and the associated purchase accounting, the consolidated financial statements of the post-merger periods are not comparable to periods preceding the merger.

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

Clear Channel Communications’ Revolving Credit Facility

In conjunction with the merger, Clear Channel Communications’ $1.75 billion revolving credit facility, including the $150.0 million sub-limit, was terminated. The facility was replaced with a $2.0 billion revolving credit facility with a maturity in July 2014, which includes a $150.0 million sub-limit that certain of the Company’s International subsidiaries may borrow against to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. The obligations of these International subsidiaries that at any time are borrowers under the revolving credit facility are guaranteed by certain of the Company’s material wholly-owned subsidiaries, and secured by substantially all assets of such borrowers and guarantors, subject to permitted liens and other exceptions. As of December 31, 2010, the Company had no outstanding borrowings under the $150.0 million sub-limit facility as Clear Channel Communications had already borrowed against the entire capacity.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts have been eliminated in consolidation. Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for using the equity method of accounting.

Certain prior period amounts have been reclassified to conform to the 2010 presentation.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, it recognizes reserves for bad debt based on historical experience of bad debts as a percent of revenue for each business unit, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions. The Company believes its concentration of credit risk is limited due to the large number and the geographic diversification of its customers.

Land Leases and Other Structure Licenses

Most of the Company’s advertising structures are located on leased land. Americas land rents are typically paid in advance for periods ranging from one to 12 months. International land rents are paid both in advance and in arrears, for periods ranging from one to 12 months. Most International street furniture display faces are operated through contracts with municipalities for up to 20 years. The leased land and street furniture contracts often include a percent of revenue to be paid along with a base rent payment. Prepaid land leases are recorded as an asset and expensed ratably over the related rental term and license and rent payments in arrears are recorded as an accrued liability.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Purchase Accounting

The Company accounts for its business combinations under the acquisition method of accounting. The total cost of an acquisition is allocated to the underlying identifiable net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. Various acquisition agreements may include contingent purchase consideration based on performance requirements of the investee. The Company accounts for these payments in conformity with the provisions of ASC 805-20-30, which establish the requirements related to recognition of certain assets and liabilities arising from contingencies.

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

The Company tests for possible impairment of property, plant, and equipment whenever events and circumstances indicate that depreciable assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value.

The Company impaired outdoor advertising structures in its Americas segment by $4.0 million during 2010.

During 2009, the Company recorded a $21.0 million impairment to street furniture tangible assets in its International segment.

Intangible Assets

The Company classifies intangible assets as definite-lived, indefinite-lived, or goodwill. Definite-lived intangibles include primarily transit and street furniture contracts, site leases and other contractual rights, all of which are amortized over the shorter or either the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived assets. These assets are recorded at cost.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company tests for possible impairment of definite-lived intangible assets whenever events and circumstances indicate that amortizable long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value.

The Company impaired certain definite-lived intangible assets related to one airport contract in its Americas segment by $0.5 million during 2010.

The Company impaired definite-lived intangible assets related to certain street furniture and billboard contract intangible assets in its Americas and International segments by $55.3 million during 2009.

The Company’s indefinite-lived intangibles include billboard permits in its Americas segment. The Company’s indefinite-lived intangibles are not subject to amortization, but are tested for impairment at least annually. The Company tests for possible impairment of indefinite-lived intangible assets whenever events or changes in circumstances, such as a significant reduction in operating cash flow or a dramatic change in the manner for which the asset is intended to be used indicate that the carrying amount of the asset may not be recoverable.

The Company performs its annual impairment test for its permits using a direct valuation technique as prescribed in ASC 805-20-S99. The Company engages Mesirow Financial Consulting, LLC (“Mesirow Financial”), a third party valuation firm, to assist the Company in the development of these assumptions and the Company’s determination of the fair value of its permits.

The Company performed its annual impairment test on its indefinite-lived intangible assets on October 1, 2010, which resulted in a non-cash impairment charge of $4.8 million related to its indefinite-lived permits. See Note 2 for further discussion.

The Company performed impairment tests during 2009 and 2008, which resulted in non-cash impairment charges of $345.4 million and $722.6 million, respectively, on its indefinite-lived permits. See Note 2 for further discussion.

At least annually, the Company performs its impairment test for each reporting unit’s goodwill using a discounted cash flow model to determine if the carrying value of the reporting unit, including goodwill, is less than the fair value of the reporting unit. The Company identified its reporting units in accordance with ASC 350-20-55. The Company’s U.S. outdoor advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test. The Company also determined that within its Americas segment, Canada, Mexico, Peru, and Brazil constitute separate reporting units and each country in its International segment constitutes a separate reporting unit.

The Company performed its annual goodwill impairment test on October 1, 2010, and recognized a non-cash impairment charge of $2.1 million related to a specific reporting unit in its International segment. See Note 2 for further discussion.

The Company performed impairment tests during 2009 and 2008, and recognized non-cash impairment charges of $419.5 million and $2.5 billion, respectively. See Note 2 for further discussion.

Nonconsolidated Affiliates

In general, investments in which the Company owns 20 percent to 50 percent of the common stock or otherwise exercises significant influence over the investee are accounted for under the equity method. The Company does not recognize gains or losses upon the issuance of securities by any of its equity method investees. The Company reviews the value of equity method investments and records impairment charges in the statement of operations as a component of “Equity in earnings (loss) of nonconsolidated affiliates” for any decline in value that is determined to be other-than-temporary.

For the years ended December 31, 2010 and 2009, the Company recorded non-cash impairment charges of $8.3 million and $22.9 million, respectively, related to certain equity investments in its International segment.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Investments

Other investments are composed primarily of equity securities. These securities are classified as available-for-sale or trading and are carried at fair value based on quoted market prices. Securities are carried at historical value when quoted market prices are unavailable. The net unrealized gains or losses on the available-for-sale securities, net of tax, are reported in accumulated other comprehensive loss as a component of shareholders’ equity. In addition, the Company holds investments that do not have quoted market prices. The Company periodically assesses the value of available-for-sale and non-marketable securities and records impairment charges in the statement of operations for any decline in value that is determined to be other-than-temporary. The average cost method is used to compute the realized gains and losses on sales of equity securities.

The Company periodically assesses the value of its available-for-sale securities. Based on these assessments, the Company concluded that other-than-temporary impairments existed at December 31, 2010, September 30, 2009 and December 31, 2008 and recorded non-cash impairment charges of $6.5 million, $11.3 million and $59.8 million, respectively, during each of these years. Such charges are recorded on the statement of operations in “Loss on marketable securities”.

Financial Instruments

Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at December 31, 2010 and 2009.

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion or the entire asset will not be realized. As all earnings from the Company’s foreign operations are permanently reinvested and not distributed, the Company’s income tax provision does not include additional U.S. taxes on foreign operations. It is not practical to determine the amount of Federal income taxes, if any, that might become due in the event that the earnings were distributed.

The operations of the Company are included in a consolidated Federal income tax return filed by Clear Channel Communications for the pre-merger periods and CC Media Holdings for the post-merger periods. However, for financial reporting purposes, the Company’s provision for income taxes has been computed on the basis that the Company files separate consolidated Federal income tax returns with its subsidiaries.

Revenue Recognition

The Company’s advertising contracts cover periods of a few weeks up to one year, and are generally billed monthly. Revenue for advertising space rental is recognized ratably over the term of the contract. Advertising revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for the Company’s operations. Payments received in advance of being earned are recorded as deferred income.

Share-Based Compensation

Under the fair value recognition provisions of ASC 718-10, share-based compensation cost is measured at the grant date based on the fair value of the award. For awards that vest based on service conditions, this cost is recognized as expense on a straight-line basis over the vesting period. For awards that will vest based on market or performance conditions, this cost will be recognized when it becomes probable that the performance conditions will be satisfied. Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors. If actual results differ significantly from these estimates, the Company’s results of operations could be materially impacted.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Foreign Currency

Results of operations for foreign subsidiaries and foreign equity investees are translated into U.S. dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees are translated into U.S. dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of shareholders’ equity, “Accumulated other comprehensive income (loss)”. Foreign currency transaction gains and losses are included in operations.

Advertising Expense

The Company records advertising expense as it is incurred. Advertising expenses from continuing operations were $12.0 million, $11.2 million and $15.9 million for the post-merger years ended December 31, 2010 and 2009 and the combined period ended December 31, 2008, respectively.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes including, but not limited to, legal, tax and insurance accruals. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU updates ASC Topic 350, Intangibles—Goodwill and Other, to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not currently have any reporting units with zero or negative carrying values.

In August 2010, the FASB issued ASU No. 2010-22, Accounting for Various Topics—Technical Corrections to SEC Paragraphs. This ASU amends various SEC paragraphs and became effective upon issuance. The adoption of ASU No. 2010-22 did not have a material impact on the Company’s financial position or results of operations.

In August 2010, the FASB issued ASU No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and became effective upon issuance. The Company adopted the provisions of ASU 2010-21 upon issuance with no material impact to the Company’s financial position or results of operations.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 updates ASC Topic 855, Subsequent Events. ASU 2010-09 removes the requirement to disclose the date through which an entity has evaluated subsequent events. The Company adopted the provisions of ASU 2010-09 upon issuance with no material impact to the Company’s financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. This update amends ASC Topic 820, Fair Value Measurements and Disclosures, to require new disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements, disaggregation regarding classes of assets and liabilities, valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3. These disclosures are effective for the interim and annual reporting periods beginning after December 15, 2009. Additional new disclosures regarding the purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 beginning with the first interim period. The Company adopted certain of the relevant disclosure provisions of ASU 2010-06 on January 1, 2010 and adopted certain other provisions on January 1, 2011.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 — PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at December 31, 2010 and 2009, respectively:

(In thousands)	December 31, 2010	December 31, 2009
Land, buildings and improvements	$206,355	$207,939
Structures	2,623,561	2,514,602
Furniture and other equipment	86,417	71,567
Construction in progress	53,550	51,598

	2,969,883	2,845,706
Less accumulated depreciation	672,159	405,068

Property, plant and equipment, net	$2,297,724	$2,440,638

Definite-lived Intangible Assets

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at December 31, 2010 and 2009, respectively:

(In thousands)	December 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Transit, street furniture, and other contractual rights	$789,867	$241,461	$803,297	$166,803
Other	173,549	16,737	172,394	9,744

Total	$963,416	$258,198	$975,691	$176,547

Amortization expense related to definite-lived intangible assets was $104.8 million, $101.2 million and $94.3 million for the post-merger years ended December 31, 2010 and 2009, and the combined period ended December 31, 2008, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2011	$81,502
2012	74,574
2013	71,566
2014	65,084
2015	55,111

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Goodwill and Indefinite-lived Intangible Assets

The Company’s indefinite-lived intangibles consist primarily of billboard permits in its Americas segment. The Company’s billboard permits are granted for the right to operate an advertising structure at the specified location as long as the structure is in compliance with the laws and regulations of each jurisdiction. The Company’s permits are located on owned land, leased land or land for which we have acquired permanent easements. In cases where the Company’s permits are located on leased land, the leases typically have initial terms of between 10 and 20 years and renew indefinitely, with rental payments generally escalating at an inflation-based index. If the Company loses its lease, the Company will typically obtain permission to relocate the permit or bank it with the municipality for future use. Due to significant differences in both business practices and regulations, billboards in the International segment are subject to long-term, finite contracts unlike the Company’s permits in the United States and Canada. Accordingly, there are no indefinite-lived assets in the International segment.

The impairment tests for indefinite-lived intangible assets consist of a comparison between the fair value of the indefinite-lived intangible at the market level with its carrying amount. If the carrying amount of the indefinite-lived intangible exceeds its fair value, an impairment loss is recognized equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the indefinite-lived asset is its new accounting basis. The fair value of the indefinite-lived asset is determined using the direct valuation method as prescribed in ASC 805-20-S99. Under the direct valuation method, the fair value of the indefinite-lived assets is calculated at the market level as prescribed by ASC 350-30-35. The Company engaged Mesirow Financial, a third-party valuation firm, to assist it in the development of the assumptions and the Company’s determination of the fair value of its indefinite-lived assets.

The application of the direct valuation method attempts to isolate the income that is properly attributable to the indefinite-lived asset alone (that is, apart from tangible and identified intangible assets and goodwill). It is based upon modeling a hypothetical “greenfield” build-up to a “normalized” enterprise that, by design, lacks inherent goodwill and whose only other assets have essentially been paid for (or added) as part of the build-up process. The Company forecasts revenue, expenses, and cash flows over a ten-year period for each of its markets in its application of the direct valuation method. The Company also calculates a “normalized” residual year which represents the perpetual cash flows of each market. The residual year cash flow was capitalized to arrive at the terminal value of the permits in each market.

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

The key assumptions using the direct valuation method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry normalized information representing an average billboard permit within a market.

Annual Impairment Test to Billboard Permits

The Company performs its annual impairment test on October 1 of each year.

The aggregate fair value of the Company’s permits on October 1, 2010 increased approximately 58% from the fair value at October 1, 2009. The increase in fair value resulted primarily from improvements to general market conditions leading to increased advertising spending, which results in higher revenues for the industry.

Although the aggregate fair values of billboard permits increased, certain markets experienced continuing declines. As a result, impairment charges were recorded in 2010 for billboard permits of $4.8 million.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Interim Impairments to Billboard Permits

The Company performed interim impairment tests on its billboard permits as of December 31, 2008 and again on June 30, 2009 as a result of the poor economic environment during those periods. In determining the fair value of the Company’s billboard permits, the following key assumptions were used:

(i)	Industry revenue growth of negative 9% and negative 16%, respectively, during the one year build-up period used in the December 31, 2008 and June 30, 2009 impairment tests;

(ii)	Cost structure reached a normalized level over a three year period and the operating margins gradually grew over that period to the industry average margins of 46% and 45%, respectively, in the December 31, 2008 and June 30, 2009 impairment tests. The margin in year three was the lower of the industry average margin or the actual margin for the market;

(iii)	Industry average revenue growth of 3% beyond the discrete build-up projection period in the December 31, 2008 and June 30, 2009 impairment tests;

(iv)	Discount rates of 9.5% and 10%, respectively, in the December 31, 2008 and June 30, 2009 impairment tests.

The discount rate used in the December 31, 2008 impairment model increased approximately 100 basis points over the discount rate used to value the permits in the preliminary purchase price allocation as of July 30, 2008. Industry revenue forecasts declined 10% through 2013 compared to the forecasts used in the preliminary purchase price allocation as of July 30, 2008. These market driven changes were primarily responsible for the decline in fair value of the billboard permits below their carrying value. As a result, the Company recognized a non-cash impairment charge at December 31, 2008 which totaled $722.6 million.

The discount rate used in the June 30, 2009 impairment model increased approximately 50 basis points over the discount rate used to value the permits at December 31, 2008. Industry revenue forecasts declined 8% through 2013 compared to the forecasts used in the 2008 impairment test. These market driven changes were primarily responsible for the decline in fair value of the billboard permits below their carrying value. As a result, the Company recognized a non-cash impairment charge at June 30, 2009 in all but five of its markets in the United States and Canada, which totaled $345.4 million.

Annual Impairment Test to Goodwill

The Company performs its annual impairment test on October 1 of each year. The Company engaged Mesirow Financial to assist the Company in the development of its assumptions and the Company’s determination of the fair value of its reporting units.

Each of the Company’s outdoor advertising markets are components. The U.S. advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test using the guidance in ASC 350-20-55. The Company also determined that within its Americas outdoor segment, Canada, Mexico, Peru, and Brazil constitute separate reporting units and each country in its International segment constitutes a separate reporting unit.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the changes in the carrying amount of goodwill for each reporting unit. As a result of the merger, a new basis in goodwill was recorded in accordance with ASC 805-10. All impairments shown in the table below have been recorded subsequent to the merger and, therefore, do not include any pre-merger impairment.

(In thousands)

	Americas	International	Total
Post-Merger
Balance as of December 31, 2008	$892,598	$287,543	$1,180,141
Net adjustments to push down accounting	68,896	45,042	113,938
Acquisitions	2,250	110	2,360
Foreign currency translation	16,293	17,412	33,705
Impairment	(390,374)	(73,764)	(464,138)
Adjustments	(4,414)	—	(4,414)

Balance as of December 31, 2009	$585,249	$276,343	$861,592
Foreign currency translation	285	3,299	3,584
Impairment	—	(2,142)	(2,142)
Adjustments	—	(792)	(792)

Balance as of December 31, 2010	$585,534	$276,708	$862,242

The balance at December 31, 2008 is net of cumulative impairments of $2.3 billion and $173.4 million in the Americas and International segments, respectively.

The fair value of the Company’s reporting units on October 1, 2010 increased from the fair value at October 1, 2009. The increase in the fair value of the Company’s Americas reporting unit was primarily the result of a $638.6 million increase related to forecast revenues and operating margins. As a result of increase in fair value across the Company’s Americas reporting unit, no goodwill impairment was recognized in this segment. Within the Company’s International segment, one country experienced a decline in fair value which resulted in a $2.1 million non-cash impairment to goodwill.

Interim Impairment Tests to Goodwill

The discounted cash flow model indicated that the Company failed the first step of the impairment test for certain of its reporting units as of December 31, 2008 and June 30, 2009, which required it to compare the implied fair value of each reporting unit’s goodwill with its carrying value.

The Company forecasted revenue, expenses, and cash flows over a ten-year period for each of its reporting units. Historically, revenues in its industries have been highly correlated to economic cycles. Based on this consideration, among others, the assumed 2008 and 2009 revenue growth rates used in the December 31, 2008 and June 30, 2009 impairment models were negative followed by assumed revenue growth with an anticipated economic recovery in 2009 and 2010, respectively. The Company also calculated a “normalized” residual year which represents the perpetual cash flows of each reporting unit. The residual year cash flow was capitalized to arrive at the terminal value of the reporting unit.

The Company calculated the weighted average cost of capital (“WACC”) as of December 31, 2008 resulting in WACCs of 12.5% for the reporting units in both the Americas and International segments. As of June 30, 2009, the Company calculated WACCs of 12.5% and 13.5% for each of the reporting units in the Americas and International segments, respectively.

The Company also utilized the market approach to provide a test of reasonableness to the results of the discounted cash flow model. The market approach indicates the fair value of the invested capital of a business based on a company’s market capitalization (if publicly traded) and a comparison of the business to comparable publicly traded companies and transactions in its industry. This approach can be estimated through the quoted market price method, the market comparable method, and the market transaction method. The three variations of the market approach indicated that the fair value determined by the Company’s discounted cash flow model was within a reasonable range of outcomes as of December 31, 2008 and June 30, 2009.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The revenue forecasts for 2009 declined 21% and 29% for Americas and International, respectively, compared to the forecasts used in the July 30, 2008 preliminary purchase price allocation primarily as a result of the revenues realized for the year ended December 31, 2008. These market driven changes were primarily responsible for the decline in fair value of the reporting units below their carrying value. As a result, the Company recognized a non-cash impairment charge to reduce its goodwill of $2.5 billion at December 31, 2008.

The revenue forecasts for 2009 declined 7% and 9% for Americas and International, respectively, compared to the forecasts used in the 2008 impairment test primarily as a result of the revenues realized during the first six months of 2009. These market driven changes were primarily responsible for the decline in fair value of the reporting units below their carrying value. As a result, the Company recognized a non-cash impairment charge to reduce its goodwill of $419.5 million at June 30, 2009.

NOTE 3 — BUSINESS ACQUISITIONS

2009 Purchases of Additional Equity Interests

During 2009, the Company’s Americas outdoor segment purchased the remaining 15% interest in its consolidated subsidiary, Paneles Napsa S.A., for $13.0 million and the Company’s International outdoor segment acquired an additional 5% interest in its consolidated subsidiary, Clear Channel Jolly Pubblicita SPA, for $12.1 million.

NOTE 4 — INVESTMENTS

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

Alessi

The Company owns a 49% interest in Alessi, an Italian outdoor advertising company.

Buspak

The Company owns a 50% interest in Buspak, an outdoor advertising company in Hong Kong.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Summarized Financial Information

The following table summarizes the Company’s investments in nonconsolidated affiliates:

(In thousands)

	Alessi	Buspak	All Others	Total
Balance as of December 31, 2008	$21,987	$10,364	$19,461	$51,812
Equity in net earnings (loss)	(12,161)	(616)	(18,665)	(31,442)
Other, net	(698)	(690)	3,553	2,165
Foreign currency translation adjustments	(87)	474	432	819

Balance as of December 31, 2009	$9,041	9,532	$4,781	$23,354

Equity in net earnings (loss)	(8,453)	439	(1,922)	(9,936)
Other, net	—	(2,231)	3,042	811
Foreign currency translation adjustments	(588)	(21)	175	(434)

Balance as of December 31, 2010	$—	$7,719	$6,076	$13,795

The investments in the table above are not consolidated, but are accounted for under the equity method of accounting, whereby the Company records its investments in these entities in the balance sheet as “Other assets.” The Company’s interests in their operations are recorded in the statement of operations as “Equity in earnings (loss) of nonconsolidated affiliates.”

Other Investments

Other investments of $8.2 million and $17.0 million at December 31, 2010 and 2009 primarily represent marketable equity securities.

(In thousands)	December 31, 2010				December 31, 2009
Investments	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Available-for sale	$8,016	$—	$82	$8,098	$14,506	$—	$1,405	$15,911
Other cost investments	$77	$—	$—	$77	$1,087	$—	$—	$1,087

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

The fair value of this investment has continued to decline throughout 2010 and the Company has concluded based on the guidance in ASC 320-10-S99 that such decline is other than temporary. Accordingly, the Company recorded a non-cash impairment charge of $6.5 million in 2010 to write the investment down to fair value, recorded in “Gain (loss) on marketable securities.”

Other cost investments include various investments in companies for which there is no readily determinable market value.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 — ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligation is reported in “Other long-term liabilities” and relates to its obligation to dismantle and remove its advertising displays from leased land and to reclaim the site to its original condition upon the termination or non-renewal of a lease. Asset retirement obligations are also recorded as necessary for other structures residing on leased property. When the liability is recorded, the cost is capitalized as part of the related long-lived assets’ carrying value. Due to the high rate of lease renewals over a long period of time, the calculation assumes that all related assets will be removed at some period over the next 50 years. An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk adjusted credit rate for the same period.

The following table presents the activity related to the Company’s asset retirement obligation:

(In thousands)	Years Ended December 31,
	2010	2009
Beginning balance	$51,301	$55,592
Adjustment due to change in estimate of related costs	(5,295)	(6,721)
Accretion of liability	4,822	5,209
Liabilities settled	(2,565)	(2,779)

Ending balance	$48,263	$51,301

NOTE 6 — LONG-TERM DEBT

Long-term debt at December 31, 2010 and 2009 consisted of the following:

(In thousands)	As of December 31,
	2010	2009
Bank credit facility ($150.0 million sub-limit within Clear Channel Communications’ $2.0 billion facility, $150.0 million and $120.0 million of which was drawn by Clear Channel Communications as of December 31, 2010 and 2009)	$—	$30,000
Clear Channel Worldwide Holdings Senior Notes:
9.25% Series A Senior Notes Due 2017	500,000	500,000
9.25% Series B Senior Notes Due 2017	2,000,000	2,000,000
Other debt	63,809	78,878

	2,563,809	2,608,878
Less: current portion	41,676	47,073

Total long-term debt	$2,522,133	$2,561,805

The aggregate market value of the Company’s debt based on quoted market prices for which quotes were available was approximately $2.8 billion and $2.7 billion at December 31, 2010 and 2009, respectively.

Debt with Clear Channel Communications

As of December 31, 2008, the Company had a note in the original principal amount of $2.5 billion to Clear Channel Communications which was prepayable in whole at any time, or in part from time to time. The note accrued interest at a variable per annum rate equal to the weighted average cost of debt for Clear Channel Communications, calculated on a monthly basis. In December 2009, the Company made voluntary prepayments on the note in the amount of the total outstanding balance and subsequently retired the “Debt with Clear Channel Communications.” The interest rate on the $2.5 billion note was 5.7% prior to its retirement. See Note 8 for further discussion.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Bank Credit Facility

In connection with the merger, Clear Channel Communications entered into a multi-currency revolving credit facility with a maturity in July 2014 in the amount of $2.0 billion. Certain of the Company’s International subsidiaries may borrow under a $150.0 million sub-limit within this $2.0 billion credit facility, to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. This sub-limit allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provide funds to the Company’s International operations for certain working capital needs. The obligations of these International subsidiaries that are borrowers under the revolving credit facility are guaranteed by certain of the Company’s material wholly-owned subsidiaries, and secured by substantially all assets of such borrowers and guarantors, subject to permitted liens and other exceptions. The interest rate is based upon LIBOR or, for Euro denominated borrowings, EURIBOR, plus, in each case, a margin. As of December 31, 2010, the Company had no outstanding borrowings under the $150.0 million sub-limit facility as Clear Channel Communications had already borrowed against the entire capacity. As of December 31, 2009, the outstanding balance on the sub-limit was approximately $150.0 million of which $30.0 million was drawn by the Company and the remaining amount drawn by Clear Channel Communications.

Clear Channel Worldwide Holdings Senior Notes

As of December 31, 2010, the Company’s subsidiary, Clear Channel Worldwide Holdings, Inc. (“CCWH”), had outstanding $500.0 million aggregate principal amount of Series A Senior Notes due 2017 (the “Series A Notes”) and $2.0 billion aggregate principal amount of Series B Senior Notes due 2017 (the “Series B Notes” and together with the Series A Notes, the “CCWH Notes”). The CCWH Notes are guaranteed by the Company, Clear Channel Outdoor, Inc. (“CCOI”), the Company’s wholly-owned subsidiary, and certain of the Company’s direct and indirect subsidiaries.

The CCWH Notes bear interest on a daily basis and contain customary provisions, including covenants requiring the Company to maintain certain levels of credit availability and limitations on incurring additional debt.

The CCWH Notes are senior obligations that rank pari passu in right of payment to all unsubordinated indebtedness of CCWH and the guarantees of the CCWH Notes rank pari passu in right of payment to all unsubordinated indebtedness of the guarantors.

The indentures governing the CCWH Notes require the Company to maintain at least $100 million in cash or other liquid assets or have cash available to be borrowed under committed credit facilities consisting of (i) $50.0 million at the issuer and guarantor entities (principally the Americas outdoor segment) and (ii) $50.0 million at the non-guarantor subsidiaries (principally the International outdoor segment) (together the “Liquidity Amount”), in each case under the sole control of the relevant entity. In the event of a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding of Clear Channel Communications, for the period thereafter that is the shorter of such proceeding and 60 days, the Liquidity Amount shall be reduced to $50.0 million, with a $25.0 million requirement at the issuer and guarantor entities and a $25.0 million requirement at the non-guarantor subsidiaries.

In addition, interest on the CCWH Notes accrues daily and is payable into an account established by the trustee for the benefit of the bondholders (the “Trustee Account”). Failure to make daily payment on any day does not constitute an event of default so long as (a) no payment or other transfer by the Company or any of its subsidiaries shall have been made on such day under the cash management sweep with Clear Channel Communications, and (b) on each semiannual interest payment date the aggregate amount of funds in the Trustee Account is equal to at least the aggregate amount of accrued and unpaid interest on the CCWH Notes.

The indenture governing the Series A Notes contains covenants that limit the Company and its restricted subsidiaries ability to, among other things:

•	incur or guarantee additional debt to persons other than Clear Channel Communications and its subsidiaries or issue certain preferred stock;

•	create liens on its restricted subsidiaries’ assets to secure such debt;

•	create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries that are not guarantors of the notes;

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•	enter into certain transactions with affiliates;

•	merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets; and

•	sell certain assets, including capital stock of its subsidiaries, to persons other than Clear Channel Communications and its subsidiaries.

The indenture governing the Series A Notes does not include limitations on dividends, distributions, investments or asset sales.

The indenture governing the Series B Notes contains covenants that limit the Company and its restricted subsidiaries ability to, among other things:

•	incur or guarantee additional debt or issue certain preferred stock;

•	redeem, repurchase or retire the Company’s subordinated debt;

•	make certain investments;

•	create liens on its or its restricted subsidiaries’ assets to secure debt;

•	create restrictions on the payment of dividends or other amounts to it from its restricted subsidiaries that are not guarantors of the CCWH Notes;

•	enter into certain transactions with affiliates;

•	merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets;

•	sell certain assets, including capital stock of its subsidiaries;

•	designate its subsidiaries as unrestricted subsidiaries;

•	pay dividends, redeem or repurchase capital stock or make other restricted payments; and

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

The Series A Notes indenture and the Series B Notes indenture restrict the Company’s ability to incur additional indebtedness but permit the Company to incur additional indebtedness based on an incurrence test. In order to incur additional indebtedness under this test, the Company’s debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 6.5:1 and 3.25:1 for total debt and senior debt, respectively. The indentures contain certain other exceptions that allow the Company to incur additional indebtedness. The Series B Notes indenture also permits the Company to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if the Company’s debt to adjusted EBITDA ratios (as defined by the indenture) are lower than 6.0:1 and 3.0:1 for total debt and senior debt, respectively. The Series A Notes indenture does not limit the Company’s ability to pay dividends. The Series B Notes indenture contains certain exceptions that allow the Company to incur additional indebtedness and pay dividends, including a $500 million exception for the payment of dividends. The Company was in compliance with these covenants as of December 31, 2010.

Prior to the date of the closing of the CCWH Notes offering, the Company made a demand for and received repayment of $500.0 million on the “Due from Clear Channel Communications” account.

Following such repayment, the Company contributed $500.0 million to the capital of CCOI, which used the proceeds received by it to prepay $500.0 million of the “Debt with Clear Channel Communications” account. Subsequent to this repayment, the outstanding balance of the “Debt with Clear Channel Communications” account was $2.0 billion.

A portion of the proceeds of the CCWH Notes offering were used to (i) pay the fees and expenses of the offering, (ii) fund $50.0 million of the Liquidity Amount (the $50.0 million Liquidity Amount of the non-guarantor subsidiaries was satisfied) and (iii) make a voluntary prepayment of the remaining $2.0 billion outstanding balance (which is equal to the aggregate principal amount of the Series B Notes) under the note to Clear Channel Communications and subsequently retire the “Debt with Clear Channel Communications”, with the balance of the proceeds available for general corporate purposes.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In connection with the offering, Clear Channel Communications and the Company modified the terms of the revolving promissory notes (recorded as Due from/to Clear Channel Communications account) to extend the maturity of each revolving promissory note to coincide with the maturity date of the CCWH Notes. In addition, the terms were modified to change the interest rate on each revolving promissory note to a fixed per annum rate equal to 9.25%.

Clear Channel Communications’ Refinancing Transactions

Clear Channel Communications announced on February 7, 2011 that it intends to offer, subject to market and customary conditions, $750 million in aggregate principal amount of priority guarantee notes due 2021 (the “Notes”) in a private offering that is exempt from registration under the Securities Act of 1933, as amended. Clear Channel Communications intends to use the proceeds of the Notes together with cash on hand to repay $500 million of the indebtedness outstanding under its senior secured credit facilities, to repay at maturity $250 million in aggregate principal amount of its 6.25% senior notes due 2011, to pay fees and expenses incurred in connection with concurrent amendments to its senior secured credit facilities and its receivables based credit facility, the receipt of which is a condition to completion of the offering, and to pay fees and expenses in connection with the offering.

The concurrent amendments to its senior secured credit facilities and its receivables based credit facility would, among other things, permit Clear Channel Communications to request future extensions of the maturities of its senior secured credit facilities, provide Clear Channel Communications with greater flexibility in the use of its accordion provisions, provide Clear Channel Communications with greater flexibility to incur new debt, provided that such new debt is used to pay down senior secured credit facility indebtedness, and provide greater flexibility for the Company and its subsidiaries to incur new debt (provided the incurrence of that new debt is otherwise permitted to be incurred by such subsidiaries).

The Notes and related guarantees will be offered only to “qualified institutional buyers” in reliance on the exemption from registration pursuant to Rule 144A under the Securities Act and to persons outside of the United States in compliance with Regulation S under the Securities Act. The Notes and the related guarantees have not been registered under the Securities Act, or the securities laws of any state or other jurisdiction, and may not be offered or sold in the United States without registration or an applicable exemption from the Securities Act and applicable state securities or blue sky laws and foreign securities laws.

This disclosure is for informational purposes only and shall not constitute an offer to sell nor the solicitation of an offer to buy the Notes or any other securities. The Notes offering is not being made to any person in any jurisdiction in which the offer, solicitation or sale is unlawful. Any offers of the Notes will be made only by means of a private offering circular.

Other Debt

Other debt includes various borrowings and capital leases utilized for general operating purposes. Included in the $63.8 million balance at December 31, 2010 is $41.7 million that matures in less than one year.

Debt Covenants

The Clear Channel Communications’ $2.0 billion revolving credit facility contains a significant financial covenant which requires Clear Channel Communications to comply on a quarterly basis with a maximum consolidated senior secured net debt to adjusted EBITDA ratio (maximum of 9.5:1). The financial covenant becomes more restrictive over time beginning in the second quarter of 2013. In its Annual Report on Form 10-K filed with the SEC on February 14, 2011, CC Media Holdings stated that it was in compliance with this covenant as of December 31, 2010.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In addition, the Company was in compliance with the covenants contained in the Series A Notes indenture and the Series B Notes indenture as of December 31, 2010.

There are no significant covenants or events of default contained in the revolving promissory note issued by Clear Channel Communications to the Company or the revolving promissory note issued by the Company to Clear Channel Communications.

Future maturities of long-term debt as of December 31, 2010 are as follows:

(In thousands)
2011	$41,676
2012	22,101
2013	32
2014	—
2015	—
Thereafter	2,500,000

Total	$2,563,809

NOTE 7 — COMMITMENTS, CONTINGENCIES AND GUARANTEES

The Company accounts for its rentals that include renewal options, annual rent escalation clauses, minimum franchise payments and maintenance related to displays under the guidance in ASC 840.

The Company considers its non-cancelable contracts that enable it to display advertising on buses, trains, bus shelters, etc. to be leases in accordance with the guidance in ASC 840-10. These contracts may contain minimum annual franchise payments which generally escalate each year. The Company accounts for these minimum franchise payments on a straight-line basis. If the rental increases are not scheduled in the lease, for example an increase based on the CPI, those rents are considered contingent rentals and are recorded as expense when accruable. Other contracts may contain a variable rent component based on revenue. The Company accounts for these variable components as contingent rentals and records these payments as expense when accruable. In addition, the Company has commitments relating to required purchases of property, plant, and equipment under certain street furniture contracts.

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

The Company’s contracts with municipal bodies or private companies relating to street furniture, billboards, transit and malls generally require the Company to build bus stops, kiosks and other public amenities or advertising structures during the term of the contract. The Company owns these structures and is generally allowed to advertise on them for the remaining term of the contract. Once the Company has built the structure, the cost is capitalized and expensed over the shorter of the economic life of the asset or the remaining life of the contract.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2010, the Company’s future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year, and capital expenditure commitments consist of the following:

(In thousands)	Non-Cancelable Operating Leases	Non-Cancelable Contracts	Capital Expenditure Commitments
2011	$270,235	$394,632	$48,059
2012	224,621	291,667	28,501
2013	207,700	229,639	15,486
2014	181,974	201,534	7,395
2015	181,213	178,655	4,344
Thereafter	970,054	527,977	3,322

Total	$2,035,797	$1,824,104	$107,107

Rent expense charged to operations for the years ended December 31, 2010 and 2009 was $967.5 million and $999.1 million, respectively. Rent expense for the post-merger period from July 31, 2008 to December 31, 2008 and the pre-merger period from January 1, 2008 to July 30, 2008 was $476.8 million $685.2 million, respectively.

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

In 2006, two of the Company’s operating businesses (L&C Outdoor Ltda. (“L&C”) and Publicidad Klimes Sao Paulo Ltda. (“Klimes”), respectively) in the Sao Paulo, Brazil market received notices of infraction from the state taxing authority, seeking to impose a value added tax (“VAT”) on such businesses, retroactively for the period from December 31, 2001 through January 31, 2006. The taxing authority contends that the Company’s businesses fall within the definition of “communication services” and as such are subject to the VAT.

The Company has filed petitions to challenge the imposition of this tax against each of its businesses, which are proceeding separately. The Company’s challenge for L&C was unsuccessful at the first administrative level, but successful at the second administrative level. The state taxing authority filed an appeal to the third and final administrative level, which required consideration by a full panel of 16 administrative law judges. On September 27, 2010, the Company received an unfavorable ruling at this final administrative level concluding that the VAT applied to L&C and intends to appeal this ruling to the judicial level. The Company has filed a petition to have the case remanded to the second administrative level for consideration of the reasonableness of the amount of the penalty assessed against it. The amounts allegedly owed by L&C are approximately $9.3 million in taxes, approximately $18.6 million in penalties and approximately $25.8 million in interest (as of December 31, 2010 at an exchange rate of .58).

The Company’s challenge for Klimes was unsuccessful at the first administrative level, and denied at the second administrative level on or about September 24, 2009. On January 5, 2011, the administrative law judges at the third administrative level published a ruling that the VAT applies to Klimes as well but did reduce the penalty assessed by the state taxing authority. With the penalty reduction, the amounts allegedly owed by Klimes are approximately $10.5 million in taxes, approximately $5.2 million in penalties and approximately $16.1 million in interest (as of December 31, 2010 at an exchange rate of .58). In mid-January 2011, the taxing authority filed an extraordinary appeal to the third administrative level, asking that it reconsider the decision to reduce the penalty assessed against Klimes. The president of the third administrative level must decide whether to accept that appeal before it can proceed. Based on the Company’s review of the law in similar cases in other Brazilian states, the Company has not accrued any costs related to these claims and believes the occurrence of loss is not probable.

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

Certain acquisition agreements include deferred consideration payments based on performance requirements by the seller, typically involving the completion of a development or obtaining appropriate permits that enable the Company to construct additional advertising displays. At December 31, 2010, the Company believes its maximum aggregate contingency, which is subject to performance requirements by the seller, is approximately $35.0 million. As the contingencies have not been met or resolved as of December 31, 2010, these amounts are not recorded. If future payments are made, amounts will be recorded as additional purchase price.

As of December 31, 2010, Clear Channel Communications had outstanding commercial standby letters of credit and surety bonds of $47.1 million and $43.0 million, respectively, held on behalf of the Company. These letters of credit and surety bonds relate to various operational matters, including insurance, bid and performance bonds, as well as other items. Additionally, in the fourth quarter of 2010, the Company entered into a cash secured letter of credit facility. As of December 31, 2010, the Company had $9.2 million in letters of credit outstanding under this facility.

NOTE 8 — RELATED PARTY TRANSACTIONS

The Company records net amounts due to or from Clear Channel Communications as “Due from/to Clear Channel Communications” on the consolidated balance sheets. The accounts represent the revolving promissory note issued by the Company to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to the Company, in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances. The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand. Prior to the amendment of the revolving promissory notes in December 2009, interest on the revolving promissory note owed by the Company accrued on the daily net negative cash position based upon LIBOR plus a margin. Interest on the revolving promissory note owed by Clear Channel Communications accrued interest on the daily net positive cash position based upon the average one-month generic treasury bill rate. In connection with the issuance of the CCWH Notes described in Note 6, Clear Channel Communications and the Company modified the terms of the revolving promissory notes to extend the maturity of each revolving promissory note to coincide with the maturity date of the CCWH Notes. In addition, the terms were modified to change the interest rate on each revolving promissory note to equal the interest rate on the CCWH Notes. Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, the Company maintains collection bank accounts swept daily into accounts of Clear Channel Communications (after satisfying the funding requirements of the Trustee Account). In return, Clear Channel Communications funds the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment. The Company’s claim in relation to cash transferred from its concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account.

At December 31, 2010 and 2009, the asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet was $383.8 million and $123.3 million, respectively. At December 31, 2010, the interest rate on the “Due from Clear Channel Communications” account was 9.25%, which represents the interest rate on the CCWH Notes as described above.

The net interest income for the post-merger years ended December 31, 2010 and 2009 was $19.5 million and $0.7 million, respectively. The net interest income for the post-merger period from July 31, 2008 through December 31, 2008 was $0.9 million. The net interest income for the pre-merger period from January 1, 2008 through July 30, 2008 was $2.6 million.

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

Clear Channel Communications has a $2.0 billion multi-currency revolving credit facility with a maturity in July 2014 which includes a $150.0 million sub-limit that certain of the Company’s International subsidiaries may borrow against to the extent Clear Channel Communications has not already borrowed against this capacity and is compliance with its covenants under the credit facility. The obligations of these International subsidiaries that are borrowers under the revolving credit facility will be guaranteed by certain of the Company’s material wholly-owned subsidiaries, and secured by substantially all assets of such borrowers and guarantors, subject to permitted liens and other exceptions. The interest rate on outstanding balances under the new credit facility is equal to an applicable margin plus, at Clear Channel Communications’ option, either (i) a base rate determined by reference to the higher of (A) the prime lending rate publicly announced by the administrative agent and (B) the Federal funds effective rate from time to time plus 0.50%, or (ii) a Eurocurrency rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margin percentage is 2.40% in the case of base rate loans, and 3.40% in the case of Eurocurrency rate loans, subject to adjustment based upon Clear Channel Communications’ leverage ratio. This note is further disclosed in Note 6. As of December 31, 2010, we had no outstanding borrowings under the $150.0 million sub-limit facility as Clear Channel Communications had already borrowed against the entire capacity.

The Company provides advertising space on its billboards for radio stations owned by Clear Channel Communications. For the post-merger years ended December 31, 2010 and 2009, the Company recorded $4.2 million and $2.8 million in revenue for these advertisements, respectively. For the post-merger period from July 31, 2008 through December 31, 2008, the Company recorded $4.0 million in revenue for these advertisements. For the pre-merger period from January 1, 2008 through July 30, 2008, the Company recorded $4.6 million in revenue for these advertisements.

Under the Corporate Services Agreement between Clear Channel Communications and the Company, Clear Channel Communications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services. These services are charged to the Company based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For the post-merger years ended December 31, 2010 and 2009, the Company recorded $38.1 million and $28.5 million as a component of corporate expense for these services, respectively. For the post-merger period from July 31, 2008 through December 31, 2008, the Company recorded $13.9 million as a component of corporate expense for these services. For the pre-merger period from January 1, 2008 through July 30, 2008, the Company recorded $14.2 million as a component of corporate expense for these services.

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

The Company computes its deferred income tax provision using the liability method in accordance with Statement of ASC 740-10, as if the Company was a separate taxpayer. Deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not some portion or all of the asset will not be realized. The Company’s provision for income taxes is further disclosed in Note 9.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pursuant to the Employee Matters Agreement, the Company’s employees participate in Clear Channel Communications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan. These costs are recorded as a component of selling, general and administrative expenses and were approximately $10.3 million and $9.4 million for the post-merger years ended December 31, 2010 and 2009, respectively. These costs were approximately $6.7 million for the pre-merger period from January 1, 2008 through July 30, 2008 and $4.8 million for the post-merger period from July 31, 2008 through December 31, 2008.

NOTE 9 — INCOME TAXES

The operations of the Company are included in a consolidated Federal income tax return filed by Clear Channel Communications for pre-merger periods and CC Media Holdings for the post-merger periods. However, for financial reporting purposes, the Company’s provision for income taxes has been computed on the basis that the Company files separate consolidated Federal income tax returns with its subsidiaries.

Significant components of the provision for income tax benefit (expense) are as follows:

(In thousands)

	Post-Merger			Pre-Merger
	Year Ended December 31,		Period from July 31 through December 31,	Period from January 1 through July 30,
	2010	2009	2008	2008
Current — Federal	$6,600	$38,067	$19,435	$(3,872)
Current — foreign	(40,720)	(14,907)	(15,359)	(24,327)
Current — state	(1,841)	(6,391)	(1,031)	(1,972)

Total current	(35,961)	16,769	3,045	(30,171)
Deferred — Federal	21,134	88,972	229,556	(30,169)
Deferred — foreign	(3,859)	30,398	17,763	12,662
Deferred — state	(2,913)	12,971	21,531	(3,898)

Total deferred	14,362	132,341	268,850	(21,405)

Income tax benefit (expense)	$(21,599)	$149,110	$271,895	$(51,576)

For the year ended December 31, 2010 the Company recorded current tax expense of $36.0 million as compared to current tax benefits of $16.8 million for the 2009 year. The change in current tax was due primarily to the company’s ability to carry back certain net operating losses in 2009 to prior years. On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted into law. The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in a tax year ended after December 31, 2007 and beginning before January 1, 2010 to be carried back for up to five year (such losses were previously limited to a two-year carryback). This change allowed the Company to recognize current tax benefits of $45.0 million in 2009 related to the projected Federal income tax refund available upon the carryback of our fiscal 2009 taxable losses to prior periods. The 2009 Federal income tax return and related net operating loss carryback claim was filed in 2010 and resulted in an actual refund of approximately $51.0 million, which was received in 2010.

Deferred tax benefits decreased $118.0 million for the year ended December 31, 2010 compared to 2009, primarily due to larger impairment charges recorded in 2009 related to tax deductible intangibles. In addition, in 2010 the Company recorded additional deferred tax expenses related to excess tax over book depreciation resulting from the accelerated tax depreciation provisions available under the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 that was signed into law by the President on December 17, 2010.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2010 and 2009 are as follows:

(In thousands)	Year Ended December 31,
	2010	2009
Deferred tax liabilities:
Intangibles and fixed assets	$839,409	$805,208
Foreign	52,202	59,761
Investments in nonconsolidated affiliates	222	177
Other investments	13,305	267

Total deferred tax liabilities	905,138	865,413

Deferred tax assets:
Accrued expenses	9,224	8,546
Equity in earnings	66	195
Deferred income	47	55
Net operating loss carryforwards	66,270	2,423
Bad debt reserves	1,913	2,732
Other	13,480	11,545

Total deferred tax assets	91,000	25,496
Less: Valuation Allowance	13,580	—

Net deferred tax assets	77,420	25,496

Net deferred tax liabilities	827,718	839,917
Less: current portion	850	1,994

Long-term net deferred tax liabilities	$828,568	$841,911

At December 31, 2010 and 2009, net deferred tax assets include a deferred tax asset of $13.5 million and $11.7 million, respectively, relating to stock-based compensation expense under ASC 718-10, Compensation—Stock Compensation. Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date. Accordingly, there can be no assurance that the stock price of the Company’s Common Stock will rise to levels sufficient to realize the entire tax benefit currently reflected in our balance sheet. See Note 10 for additional discussion of ASC 718-10.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The reconciliation of income tax computed at the U.S. Federal statutory tax rates to income tax benefit (expense) is:

(In thousands)	Post-Merger			Pre-Merger
	Year Ended December 31,		Period from July 31 through December 31,	Period from January 1 through July 30,
	2010	2009	2008	2008
Income tax expense at statutory rates	$19,187	$357,576	$1,151,107	$(76,014)
State income taxes, net of Federal tax benefit	(4,754)	6,580	20,500	(5,870)
Foreign taxes	(31,098)	(92,929)	(95,347)	29,667
Nondeductible items	(500)	(405)	(258)	(351)
Tax contingencies	1,142	2,901	946	(668)
Impairment charge	—	(113,712)	(803,920)	—
Other, net	(5,576)	(10,901)	(1,133)	1,660

Income tax benefit (expense)	$(21,599)	$149,110	$271,895	$(51,576)

During 2010, the Company recorded tax expense of approximately $21.6 million. Foreign income before income taxes was approximately $38.5 million for 2010. The 2010 income tax expense and (39.4%) effective tax rate were impacted primarily due to the fact that the Company was unable to benefit tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years. In addition, the Company recorded a valuation allowance of $13.6 million in 2010 against deferred tax assets related to capital allowances in foreign jurisdictions due to the uncertainty of the ability to realize those assets in future periods.

All tax liabilities owed by the Company are paid by the Company or on behalf of the Company by Clear Channel Communications through an operating account that represents net amounts due to or from Clear Channel Communications.

The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense. The total amount of interest accrued at December 31, 2010 and 2009, was $11.4 million and $7.3 million, respectively. The total amount of unrecognized tax benefits and accrued interest and penalties at December 31, 2010 and 2009, was $54.2 million and $54.9 million, respectively, of which $46.6 million and $54.5 million is included in “Other long-term liabilities” and $2.9 million and $0.4 million is included in “Accrued Expenses” on the Company’s consolidated balance sheet. In addition, $4.7 million of unrecognized tax benefits are recorded net with the Company’s deferred tax assets for its net operating losses as opposed to being recorded in “Other long-term liabilities” at December 31, 2010. The total amount of unrecognized tax benefits at December 31, 2010 and 2009 that, if recognized, would impact the effective income tax rate is $54.2 million and $54.9 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	Year Ended December 31,
	2010	2009
Balance at beginning of period	$47,568	$48,406
Increases due to tax positions taken in the current year	2,540	977
Increases due to tax positions taken in previous years	6,265	10,697
Decreases due to tax positions taken in previous years	(6,594)	(4,463)
Decreases due to settlements with taxing authorities	(1,879)	—
Decreases due to lapse of statute of limitations	(5,093)	(8,049)

Balance at end of period	$42,807	$47,568

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pursuant to the Tax Matters Agreement between Clear Channel Communications and the Company, the operations of the Company are included in a consolidated Federal income tax return filed by Clear Channel Communications. In addition, the Company and its subsidiaries file income tax returns in various state and foreign jurisdictions. During 2010, the Company settled the Internal Revenue Service (“IRS”) exam for the tax years 2005 and 2006. As a result of the settlement the Company will pay approximately $1.0 million, inclusive of interest, to the IRS and reverse the excess liabilities related to the effectively settled tax years. In addition, the Company effectively settled several state and foreign tax audits during 2010 that resulted in a decrease to the liabilities recorded. During 2009, the Company increased its liability for certain issues in prior years in foreign jurisdictions as a result of ongoing audits. In addition, certain liabilities were reversed as a result of the statute of limitations lapsing for certain tax years in foreign jurisdictions. The IRS is currently auditing Clear Channel Communications’ and the Company’s 2007 and pre-merger 2008 tax year and the CC Media Holdings and the Company’s post-merger 2008 tax year. Substantially all material state, local and foreign income tax matters have been concluded for the years through 2003.

NOTE 10 — SHAREHOLDERS’ EQUITY

Stock Options

The Company has granted options to purchase shares of its Class A common stock to employees and directors of the Company and its affiliates under its equity incentive plan at no less than the fair value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates. These options vest over a period of up to five years. A portion of the options granted vest based solely on continued service over a period of up to four years with the remainder becoming eligible to vest over five years if certain predetermined performance targets are met. The equity incentive plan contains anti-dilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization.

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

	Post-Merger			Pre-Merger
	Year Ended December 31,		Period from July 31 through December 31,	Period from January 1 through July 30,
	2010	2009	2008	2008
Expected volatility	58%	58%	n/a	27%
Expected life in years	5.5 – 7.0	5.5 – 7.0	n/a	5.5 –7.0
Risk-free interest rate	1.38% – 3.31%	2.31% – 3.25%	n/a	3.24% – 3.38%
Dividend yield	0%	0%	n/a	0%

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents a summary of the Company’s stock options outstanding at and stock option activity during the year ended December 31, 2010 (“Price” reflects the weighted average exercise price per share):

(In thousands, except per share data)	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2010	9,040	$17.58
Granted (a)	2,092	9.87
Exercised (b)	(178)	5.26
Forfeited	(798)	13.03
Expired	(1,115)	23.72

Outstanding, December 31, 2010	9,041	15.55	6.2 years	$23,799

Exercisable	4,652	19.80	4.1 years	3,195
Expect to vest	3,890	11.20	8.4 years	15,867

(a)	The weighted average grant date fair value of the Company’s options granted during the post-merger years ended December 31, 2010 and 2009 was $5.65 per share and $3.38 per share, respectively. The weighted average grant date fair value of the Company’s options granted during the pre-merger prior from January 1, 2008 through July 30, 2008 was $7.10 per share.
(b)	Cash received from option exercises during the post-merger ended December 31, 2010 was $0.9 million. The total intrinsic value of the options exercised during the post-merger year ended December 31, 2010 was $1.1 million. No options were exercised during the post-merger year ended December 31, 2009. Cash received from option exercises during the pre-merger period from January 1, 2008 through July 30, 2008, was $4.3 million. The total intrinsic value of the options exercised during the pre-merger period from January 1, 2008 through July 30, 2008 was $0.7 million.

A summary of the Company’s unvested options at and changes during the year ended December 31, 2010, is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Unvested, January 1, 2010	5,623	$5.71
Granted	2,092	5.65
Vested (a)	(2,528)	6.28
Forfeited	(798)	5.64

Unvested, December 31, 2010	4,389	5.31

(a)	The total fair value of the options vested during the post-merger years ended December 31, 2010 and 2009 was $15.9 million and $9.9 million, respectively. The total fair value of the options vested during the pre-merger period from January 1, 2008 through July 30, 2008 was $5.7 million. The total fair value of the options vested during the post-merger period from July 31 through December 31, 2008 was $2.3 million.

Restricted Stock Awards

The Company has also granted both restricted stock awards and restricted stock units to employees and directors of the Company and its affiliates under its equity incentive plan. The restricted stock awards represent shares of Class A common stock that hold a legend which restricts their transferability for a term of up to five years. The restricted stock units represent the right to receive shares upon vesting, which is generally over a period of up to five years. Both restricted stock awards and restricted stock units are forfeited, except in certain circumstances, in the event the employee terminates his or her employment or relationship with the Company prior to the lapse of the restriction.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents a summary of the Company’s restricted stock and restricted stock units outstanding and activity during the year ended December 31, 2010 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)
	Awards	Price
Outstanding, January 1, 2010	365	$18.14
Granted	11	12.57
Vested (restriction lapsed)	(173)	19.89
Forfeited	(23)	22.96

Outstanding, December 31, 2010	180	15.36

Share-Based Compensation Cost

The share based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. The following table presents the amount of share based compensation recorded for the years ended December 31, 2010 and 2009, during the five months ended December 31, 2008 and the seven months ended July 30, 2008:

(In thousands)	Post-Merger			Pre-Merger
	Year Ended December 31,		Period from July 31 through December 31,	Period from January 1 through July 30,
	2010	2009	2008	2008
Direct operating expenses	$8,756	$7,612	$3,038	$5,019
Selling, general and administrative expenses	3,197	2,777	771	1,804
Corporate expenses	384	1,715	372	585

Total share-based payments	$12,337	$12,104	$4,181	$7,408

As of December 31, 2010, there was $17.2 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately two years. In addition, as of December 31, 2010, there was $0.3 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on performance and service conditions. This cost will be recognized when it becomes probable that the performance condition will be satisfied.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reconciliation of Earnings (Loss) per Share

(In thousands, except per share data)	Post-Merger			Pre-Merger
	Year Ended December 31,		Period from July 31 through December 31,	Period from January 1 through July 30,
	2010	2009	2008	2008
Basic and diluted numerator:
Net income (loss) attributable to the Company – Common Shares	$(87,523)	$(868,189)	$(3,018,637)	$167,554
Less: Participating securities dividends	5,916	6,799	—	—
Income attributable to the Company – Unvested Shares	—	—	—	214

Income (loss) attributable to the Company	$(93,439)	$(874,988)	$(3,018,637)	$167,340

Denominator:
Weighted average common shares – basic	355,568	355,377	355,308	355,178
Effect of dilutive securities:
Stock options and restricted stock awards (1)	—	—	—	563

Weighted average common shares – diluted	355,568	355,377	355,308	355,741

Net income (loss) per basic common share	$(0.26)	$(2.46)	$(8.50)	$0.47

Net income (loss) per diluted common share	$(0.26)	$(2.46)	$(8.50)	$0.47

(1)	5.2 million, 6.7 million, 7.7 million and 6.3 million stock options were outstanding at December 31, 2010, 2009 and 2008 (post-merger) and July 30, 2008 (pre-merger), respectively, that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive as the respective options’ strike price was greater than the current market price of the shares.

NOTE 11 — EMPLOYEE STOCK AND SAVINGS PLANS

The Company’s U.S. employees were eligible to participate in various 401(k) savings and other plans provided by Clear Channel Communications for the purpose of providing retirement benefits for substantially all employees. Under these plans, a Company employee can make pre-tax contributions and the Company will match 50% of the employee’s first 5% of pay contributed to the plan. Employees vest in these Company matching contributions based upon their years of service to the Company. Contributions to these plans of $1.9 million and $0.8 million for the post-merger years ended December 31, 2010 and 2009, respectively, were recorded as a component of operating expenses. Contributions of these plans of $1.4 million for the pre-merger period from January 1, 2008 through July 30, 2008 and $0.9 million for the post-merger period from July 31, 2008 through December 31, 2008 were recorded as a component of operating expenses. As of April 30, 2009, the Company suspended its matching contribution. Effective April 1, 2010, the Company reinstated the matching contribution retroactive to January 1, 2010.

In addition, employees in the Company’s International segment participate in retirement plans administered by the Company which are not part of the 401(k) savings and other plans sponsored by Clear Channel Communications. Contributions to these plans of $15.8 million and $17.8 million for the years ended December 31, 2010 and 2009, respectively, were recorded as a component of operating expenses. Contributions to these plans of $7.7 million for the pre-merger period from January 1, 2008 through July 30, 2008 and $5.5 million for the post-merger period from July 31, 2008 through December 31, 2008 were recorded as a component of operating expenses.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Certain highly compensated executives of the Company are eligible to participate in a non-qualified deferred compensation plan sponsored by Clear Channel Communications, under which such executives are able to make an annual election to defer up to 50% of their annual salary and up to 80% of their bonus before taxes. Matching credits on amounts deferred may be made in the sole discretion of Clear Channel Communications and Clear Channel Communications retains ownership of all assets until distributed. Participants in the plan have the opportunity to allocate their deferrals and any matching credits among different investment options, the performance of which is used to determine the amounts paid to participants under the plan. There is no liability recorded by the Company under this deferred compensation plan as the liability of this plan is that of Clear Channel Communications.

NOTE 12 — OTHER INFORMATION

(In thousands)	Post-Merger			Pre-Merger
	Year Ended December 31,		Period from July 31 through December 31,	Period from January 1 through July 30,
	2010	2009	2008	2008
“Other income (expense) – net” includes:
Foreign exchange gain (loss)	$(6,014)	$(4,207)	$10,440	$9,404
Dividends on marketable securities	—	—	2,533	5,468
Other	679	(5,161)	(859)	(1,507)

Total other income (expense) — net	$(5,335)	$(9,368)	$12,114	$13,365

(In thousands)	As of December 31,
	2010	2009
“Other current assets” include:
Income taxes receivable	$—	$65,642
Inventory	20,698	24,268
Deposits	30,533	18,707
Deferred tax assets	850	1,994
Other	38,888	72,388

Total other current assets	$90,969	$182,999

(In thousands)	As of December 31,
	2010	2009
“Accumulated other comprehensive income (loss)” includes:
Cumulative currency translation adjustment	$(207,481)	$(219,538)
Cumulative unrealized gain on investments	42	1,361

Total accumulated other comprehensive income (loss)	$(207,439)	$(218,177)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13 — SEGMENT DATA

The Company has two reportable operating segments, which it believes best reflects how the Company is currently managed – Americas and International. The Americas segment primarily includes operations in the United States, Canada and Latin America, and the International segment primarily includes operations in Europe, Asia and Australia. Corporate includes infrastructure and support including, information technology, human resources, legal, finance and administrative functions of each of the Company’s operating segments, as well as overall executive, administrative and support functions. Share-based payments are recorded by each segment in direct operating and selling, general and administrative expenses.

The following table presents the Company’s operating segment results for the years ended December 31, 2010 and 2009; the post-merger period from July 31, 2008 through December 31, 2008 and the pre-merger period from January 1, 2008 through July 30, 2008:

(In thousands)	Americas	International	Corporate and other reconciling items	Consolidated

Post-Merger Year Ended December 31, 2010
Revenue	$1,290,014	$1,507,980	$—	$2,797,994
Direct operating expenses	588,592	971,380	—	1,559,972
Selling, general and administrative expenses	218,776	275,880	—	494,656
Depreciation and amortization	209,127	204,461	—	413,588
Impairment charges	—	—	11,493	11,493
Corporate expenses	—	—	107,596	107,596
Other operating expense – net	—	—	(23,753)	(23,753)

Operating income (loss)	$273,519	$56,259	$(142,842)	$186,936

Identifiable assets	$4,597,615	$2,059,892	$438,543	$7,096,050
Capital expenditures	$96,720	$98,553	$—	$195,273
Share-based compensation expense	$9,207	$2,746	$384	$12,337

Post-Merger Year Ended December 31, 2009
Revenue	$1,238,171	$1,459,853	$—	$2,698,024
Direct operating expenses	608,078	1,017,005	—	1,625,083
Selling, general and administrative expenses	202,196	282,208	—	484,404
Depreciation and amortization	210,280	229,367	—	439,647
Impairment charges	—	—	890,737	890,737
Corporate expenses	—	—	65,247	65,247
Other operating expense – net	—	—	(8,231)	(8,231)

Operating income (loss)	$217,617	$(68,727)	$(964,215)	$(815,325)

Identifiable assets	$4,722,975	$2,216,691	$252,756	$7,192,422
Capital expenditures	$84,440	$91,513	$—	$175,953
Share-based compensation expense	$7,977	$2,412	$1,715	$12,104

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Americas	International	Corporate and other reconciling items	Consolidated

Post-Merger Period from July 31, 2008 through December 31, 2008
Revenue	$587,427	$739,797	$—	$1,327,224
Direct operating expenses	276,602	486,102	—	762,704
Selling, general and administrative expenses	114,260	147,264	—	261,524
Depreciation and amortization	90,624	134,089	—	224,713
Impairment charges	—	—	3,217,649	3,217,649
Corporate expenses	—	—	31,681	31,681
Other operating income – net	—	—	4,870	4,870

Operating income (loss)	$105,941	$(27,658)	$(3,244,460)	$(3,166,177)

Identifiable assets	$5,187,838	$2,409,652	$453,271	$8,050,761
Capital expenditures	$93,146	$66,067	$—	$159,213
Share-based compensation expense	$3,012	$797	$372	$4,181

Pre-Merger Period from January 1, 2008 through July 30, 2008
Revenue	$842,831	$1,119,232	$—	$1,962,063
Direct operating expenses	370,924	748,508	—	1,119,432
Selling, general and administrative expenses	138,629	206,217	—	344,846
Depreciation and amortization	117,009	130,628	—	247,637
Corporate expenses	—	—	39,364	39,364
Other operating income – net	—	—	10,978	10,978

Operating income (loss)	$216,269	$33,879	$(28,386)	$221,762

Capital expenditures	$82,672	$116,450	$—	$199,122
Share-based compensation expense	$5,453	$1,370	$585	$7,408

Revenue of $1.6 billion, $1.6 billion, $790.6 million and $1.2 billion derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2010 and 2009, the post-merger period from July 31, 2008 through December 31, 2008 and the pre-merger period January 1, 2008 through July 30, 2008, respectively. Revenue of $1.2 billion, $1.1 billion, $536.6 million and $776.3 million derived from the Company’s U.S. operations are included in the data above for the years ended December 31, 2010 and 2009, the post-merger period from July 31, 2008 through December 31, 2008 and the pre-merger period January 1, 2008 through July 30, 2008, respectively.

Identifiable long-lived assets of $801.1 million, $862.1 million and $908.0 million derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2010, 2009 and 2008, respectively. Identifiable long-lived assets of $1.5 billion, $1.6 billion and $1.7 billion derived from the Company’s U.S. operations are included in the data above for the years ended December 31, 2010, 2009 and 2008, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14 — QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	March 31,		June 30,		September 30,		December 31,
	2010	2009	2010	2009	2010	2009	2010	2009
Revenue	$608,768	$582,216	$701,407	$692,117	$695,086	$660,622	$792,733	$763,069
Operating expenses:
Direct operating expenses	378,886	379,608	385,884	392,309	380,619	398,766	414,583	454,400
Selling, general and administrative expenses	111,357	117,764	130,692	121,342	115,224	108,824	137,383	136,474
Corporate expenses	20,772	14,246	23,757	15,653	26,197	15,547	36,870	19,801
Depreciation and amortization	101,709	101,908	105,299	114,808	103,833	111,053	102,747	111,878
Impairment charges	—	—	—	812,390	—	—	11,493	78,347
Other operating income (expense) — net	1,018	4,612	1,720	4,353	(27,672)	1,160	1,181	(18,356)

Operating income (loss)	(2,938)	(26,698)	57,495	(760,032)	41,541	27,592	90,838	(56,187)
Interest expense	58,318	38,887	60,395	38,197	60,276	37,908	60,464	39,927
Interest income on Due from Clear Channel Communications	3,413	114	3,806	111	4,800	133	7,441	366
Loss on marketable securities	—	—	—	—	—	11,315	6,490	—
Equity in earnings (loss) of nonconsolidated affiliates	(803)	(2,293)	4	(21,755)	(663)	(2,046)	(8,474)	(5,348)
Other income (expense) — net	(837)	(3,168)	(4,155)	(2,612)	1,545	492	(1,888)	(4,080)

Income (loss) before income taxes	(59,483)	(70,932)	(3,245)	(822,485)	(13,053)	(23,052)	20,963	(105,176)
Income tax benefit (expense)	10,704	(20,423)	741	133,124	(18,829)	(10,999)	(14,215)	47,408

Consolidated net income (loss)	(48,779)	(91,355)	(2,504)	(689,361)	(31,882)	(34,051)	6,748	(57,768)
Less amount attributable to noncontrolling interest	(997)	(3,475)	6,623	(263)	3,012	325	2,468	(933)

Net income (loss) attributable to the Company	$(47,782)	$(87,880)	$(9,127)	$(689,098)	$(34,894)	$(34,376)	$4,280	$(56,835)

Net income (loss) per common share:
Basic	$(0.14)	$(0.25)	$(0.03)	$(1.94)	$(0.10)	$(0.10)	$0.00	$(0.18)
Diluted	$(0.14)	$(0.25)	$(0.03)	$(1.94)	$(0.10)	$(0.10)	$0.00	$(0.18)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15 — GUARANTOR SUBSIDIARIES

The Company and certain of Clear Channel’s direct and indirect wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guaranteed on a joint and several basis certain of Clear Channel’s outstanding indebtedness. The following consolidating schedules present financial information on a combined basis in conformity with the SEC’s Regulation S-X Rule 3-10(d):

Post-merger (In thousands)	December 31, 2010
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$420,229	$203,789	$—	$624,018
Accounts receivable, net	—	—	270,037	484,563	—	754,600
Intercompany receivables	—	116,624	841,867	5,781	(964,272)	—
Prepaid expenses	1,537	—	43,116	55,738	—	100,391
Other current assets	—	—	10,205	80,764	—	90,969

Total Current Assets	1,537	116,624	1,585,454	830,635	(964,272)	1,569,978
Property, plant and equipment, net	—	—	1,493,640	804,084	—	2,297,724
Definite-lived intangibles, net	—	—	400,012	305,206	—	705,218
Indefinite-lived intangibles	—	—	1,098,958	15,455	—	1,114,413
Goodwill	—	—	571,932	290,310	—	862,242
Intercompany notes receivable	182,026	2,590,955	9,243	17,832	(2,800,056)	—
Due from Clear Channel Communications	383,778	—	—	—	—	383,778
Other assets	2,773,305	1,034,182	1,492,337	62,319	(5,199,446)	162,697

Total Assets	$3,340,646	$3,741,761	$6,651,576	$2,325,841	$(8,963,774)	$7,096,050

Accounts payable	$—	$—	$6,175	$94,365	$—	$100,540
Accrued expenses	(26)	165	135,570	406,821	—	542,530
Intercompany notes payable	834,695	—	129,577	—	(964,272)	—
Deferred income	—	—	38,264	62,411	—	100,675
Current portion of long-term debt	—	—	—	41,676	—	41,676

Total Current Liabilities	834,669	165	309,586	605,273	(964,272)	785,421
Long-term debt	—	2,500,000	—	22,133	—	2,522,133
Intercompany notes payable	7,491	—	2,701,610	90,955	(2,800,056)	—
Other long-term liabilities	—	1,108	105,482	145,283	—	251,873
Deferred tax liability	225	—	761,593	66,750	—	828,568
Total shareholders’ equity	2,498,261	1,240,488	2,773,305	1,395,447	(5,199,446)	2,708,055

Total Liabilities and Shareholders’ Equity	$3,340,646	$3,741,761	$6,651,576	$2,325,841	$(8,963,774)	$7,096,050

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Post-merger (In thousands)	December 31, 2009
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$431,105	$178,331	$—	$609,436
Accounts receivable, net	—	—	249,325	480,981	—	730,306
Intercompany receivables	—	4,689	582,554	20,606	(607,849)	—
Prepaid expenses	1,799	—	43,521	72,484	—	117,804
Other current assets	997	(1,935)	79,115	104,822	—	182,999

Total Current Assets	2,796	2,754	1,385,620	857,224	(607,849)	1,640,545
Property, plant and equipment, net	—	—	1,562,256	878,382	—	2,440,638
Definite-lived intangibles, net	—	—	423,935	375,209	—	799,144
Indefinite-lived intangibles	—	—	1,117,568	14,650	—	1,132,218
Goodwill	—	—	571,932	289,660	—	861,592
Intercompany notes receivable	182,026	2,700,000	9,243	18,235	(2,909,504)	—
Due from Clear Channel Communications	123,308	—	—	—	—	123,308
Other assets	2,849,918	1,075,719	1,517,111	80,019	(5,327,790)	194,977

Total Assets	$3,158,048	$3,778,473	$6,587,665	$2,513,379	$(8,845,143)	$7,192,422

Accounts payable	$—	$—	$6,096	$103,226	$—	$109,322
Accrued expenses	—	—	106,396	398,724		505,120
Intercompany notes payable	582,554	—	25,295	—	(607,849)	—
Deferred income	—	—	38,579	70,999	—	109,578
Current portion of long-term debt	—	—	77	46,996	—	47,073

Total Current Liabilities	582,554	—	176,443	619,945	(607,849)	771,093
Long-term debt	—	2,500,000	—	61,805	—	2,561,805
Intercompany notes payable	7,622	—	2,692,639	209,243	(2,909,504)	—
Other long-term liabilities	—	1,225	87,819	167,192	—	256,236
Deferred tax liability	225	—	780,846	60,840	—	841,911
Total shareholders’ equity	2,567,647	1,277,248	2,849,918	1,394,354	(5,327,790)	2,761,377

Total Liabilities and Shareholders’ Equity	$3,158,048	$3,778,473	$6,587,665	$2,513,379	$(8,845,143)	$7,192,422

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Post-merger (In thousands)	Year Ended December 31, 2010
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$1,125,243	$1,672,751	$—	$2,797,994
Operating expenses:
Direct operating expenses	—	—	498,452	1,061,520	—	1,559,972
Selling, general and administrative expenses	—	—	184,674	309,982	—	494,656
Corporate expenses	13,407	451	66,390	27,348	—	107,596
Depreciation and amortization	—	—	193,973	219,615	—	413,588
Impairment charge	—	—	9,351	2,142	—	11,493
Other operating expense – net	—	—	(13,244)	(10,509)	—	(23,753)

Operating income (loss)	(13,407)	(451)	159,159	41,635	—	186,936
Interest expense	447	230,687	4,312	4,007	—	239,453
Interest income on Due from Clear Channel Communications	—	—	19,460	—	—	19,460
Intercompany interest income	14,062	231,680	—	987	(246,729)	—
Intercompany interest expense	484	—	244,422	1,823	(246,729)	—
Loss on marketable securities	—	—	—	6,490	—	6,490
Equity in earnings (loss) of nonconsolidated affiliates	(87,351)	(26,733)	(26,899)	(9,753)	140,800	(9,936)
Other income (expense) – net	—	—	(16,266)	10,931	—	(5,335)

Income (loss) before income taxes	(87,627)	(26,191)	(113,280)	31,480	140,800	(54,818)
Income tax benefit (expense)	104	515	25,929	(48,147)	—	(21,599)

Consolidated net income (loss)	(87,523)	(25,676)	(87,351)	(16,667)	140,800	(76,417)
Less amount attributable to noncontrolling interest	—	—	—	11,106	—	11,106

Net income (loss) attributable to the Company	$(87,523)	$(25,676)	$(87,351)	$(27,773)	$140,800	$(87,523)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	3,720	—	12,517	—	16,237
Foreign currency reclassification adjustment	—	—	—	3,437	—	3,437
Unrealized loss on marketable securities	—	—	—	(7,809)	—	(7,809)
Reclassification adjustment for realized loss on marketable securities included in net income (loss)	—	—	—	6,490	—	6,490
Equity in subsidiary comprehensive income	10,738	(318)	10,738	—	(21,158)	—

Comprehensive income (loss)	(76,785)	(22,274)	(76,613)	(13,138)	119,642	(69,168)
Less amount attributable to noncontrolling interest	—	—	—	7,617	—	7,617

Comprehensive income (loss) attributable to the Company	$(76,785)	$(22,274)	$(76,613)	$(20,755)	$119,642	$(76,785)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Post-merger (In thousands)	Year Ended December 31, 2009
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$1,102,716	$1,595,308	$—	$2,698,024
Operating expenses:
Direct operating expenses	—	—	534,423	1,090,660	—	1,625,083
Selling, general and administrative expenses	—	—	172,818	311,586	—	484,404
Corporate expenses	13,859	—	36,403	14,985	—	65,247
Depreciation and amortization	—	—	195,439	244,208	—	439,647
Impairment charge	—	—	696,500	194,237	—	890,737
Other operating income (expense) – net	—	—	(11,807)	3,576	—	(8,231)

Operating loss	(13,859)	—	(544,674)	(256,792)	—	(815,325)
Interest expense	410	5,702	143,570	5,237	—	154,919
Interest income on Due from Clear Channel Communications	—	—	724	—	—	724
Intercompany interest income	10,729	7,198	1,086	1,225	(20,238)	—
Intercompany interest expense	860	—	16,751	2,627	(20,238)	—
Loss on marketable securities	—	—	—	11,315	—	11,315
Equity in earnings (loss) of nonconsolidated affiliates	(864,323)	(233,027)	(287,430)	(30,928)	1,384,266	(31,442)
Other expense – net	(1,683)	—	(2,806)	(4,879)	—	(9,368)

Income (loss) before income taxes	(870,406)	(231,531)	(993,421)	(310,553)	1,384,266	(1,021,645)
Income tax benefit (expense)	2,217	(2,742)	129,481	20,154	—	149,110

Consolidated net income (loss)	(868,189)	(234,273)	(863,940)	(290,399)	1,384,266	(872,535)
Less amount attributable to noncontrolling interest	—	—	—	(4,346)	—	(4,346)

Net income (loss) attributable to the Company	$(868,189)	$(234,273)	$(863,940)	$(286,053)	$1,384,266	$(868,189)
Other comprehensive income (loss), net of tax:	—	—	—	—	—	—
Foreign currency translation adjustments	—	(286)	—	118,918	—	118,632
Foreign currency reclassification adjustment	—	—	—	(523)	—	(523)
Unrealized loss on marketable securities	—	—	—	(9,971)	—	(9,971)
Reclassification adjustment for realized loss on marketable securities included in net income (loss)	—	—	—	11,315	—	11,315
Equity in subsidiary comprehensive income	111,403	79,329	111,403	—	(302,135)	—

Comprehensive income (loss)	(756,786)	(155,230)	(752,537)	(166,314)	1,082,131	(748,736)
Less amount attributable to noncontrolling interest	—	—	—	8,050	—	8,050

Comprehensive income (loss) attributable to the Company	$(756,786)	$(155,230)	$(752,537)	$(174,364)	$1,082,131	$(756,786)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Post-merger (In thousands)	Period from July 31 through December 31, 2008
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$523,553	$803,671	$—	$1,327,224
Operating expenses:
Direct operating expenses	—	—	241,222	521,482	—	762,704
Selling, general and administrative expenses	—	—	99,332	162,192	—	261,524
Corporate expenses	4,449	—	16,345	10,887	—	31,681
Depreciation and amortization	—	—	84,642	140,071	—	224,713
Impairment charges	—	—	3,019,528	198,121	—	3,217,649
Other operating income– net	—	—	4,546	324	—	4,870

Operating loss	(4,449)	—	(2,932,970)	(228,758)	—	(3,166,177)
Interest expense	189	(1)	71,082	2,455	—	73,725
Interest income on Due from Clear Channel Communications	—	—	862	—	—	862
Intercompany interest income	5,756	1,474	1,301	897	(9,428)	—
Intercompany interest expense	698	—	5,955	2,775	(9,428)	—
Loss on marketable securities	—	—	—	59,842	—	59,842
Equity in earnings (loss) of nonconsolidated affiliates	(3,018,903)	(255,806)	(277,256)	(1,348)	3,551,204	(2,109)
Other income (expense) – net	—	—	(2,843)	14,957	—	12,114

Income (loss) before income taxes	(3,018,483)	(254,331)	(3,287,943)	(279,324)	3,551,204	(3,288,877)
Income tax benefit (expense)	(154)	(943)	269,760	3,232	—	271,895

Consolidated net income (loss)	(3,018,637)	(255,274)	(3,018,183)	(276,092)	3,551,204	(3,016,982)
Less amount attributable to noncontrolling interest	—	—	—	1,655	—	1,655

Net income (loss) attributable to the Company	$(3,018,637)	$(255,274)	$(3,018,183)	$(277,747)	$3,551,204	$(3,018,637)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	(341,113)	—	(341,113)
Foreign currency reclassification adjustment	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	(59,825)	—	(59,825)
Reclassification adjustment for realized loss on marketable securities included in net income (loss)	—	—	—	59,842	—	59,842
Equity in subsidiary comprehensive income	(329,580)	(266,227)	(329,580)	—	925,387	—

Comprehensive income (loss)	(3,348,217)	(521,501)	(3,347,763)	(618,843)	4,476,591	(3,359,733)
Less amount attributable to noncontrolling interest	—	—	—	(11,516)	—	(11,516)

Comprehensive income (loss) attributable to the Company	$(3,348,217)	$(521,501)	$(3,347,763)	$(607,327)	$4,476,591	$(3,348,217)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pre-merger (In thousands)	Period from January 1 through July 30, 2008
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$761,648	$1,200,415	$—	$1,962,063
Operating expenses:
Direct operating expenses	—	—	328,598	790,834	—	1,119,432
Selling, general and administrative expenses	—	—	119,437	225,409	—	344,846
Corporate expenses	2,773	—	24,626	11,965	—	39,364
Depreciation and amortization	—	—	109,619	138,018	—	247,637
Other operating income – net	—	—	4,525	6,453	—	10,978

Operating income (loss)	(2,773)	—	183,893	40,642	—	221,762
Interest expense	170	—	86,704	4,503	—	91,377
Interest income on Due from Clear Channel Communications	—	—	2,590	—	—	2,590
Intercompany interest income	6,718	2,529	—	11	(9,258)	—
Intercompany interest expense	—	—	6,729	2,529	(9,258)	—
Equity in earnings (loss) of nonconsolidated affiliates	165,284	101,170	109,198	70,963	(375,773)	70,842
Other income (expense) – net	(183)	—	(636)	14,184	—	13,365

Income (loss) before income taxes	168,876	103,699	201,612	118,768	(375,773)	217,182
Income tax expense	(1,322)	(1,438)	(36,328)	(12,488)	—	(51,576)

Consolidated net income (loss)	167,554	102,261	165,284	106,280	(375,773)	165,606
Less amount attributable to noncontrolling interest	—	—	—	(1,948)	—	(1,948)

Net income (loss) attributable to the Company	$167,554	$102,261	$165,284	$108,228	$(375,773)	$167,554
Other comprehensive income (loss), net of tax:	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	84,603	—	84,603
Foreign currency reclassification adjustment	—	—	—	2,588	—	2,588
Unrealized loss on marketable securities	—	—	—	(27,496)	—	(27,496)
Equity in subsidiary comprehensive income	45,676	36,516	45,676	—	(127,868)	—

Comprehensive income (loss)	213,230	138,777	210,960	167,923	(503,641)	227,249
Less amount attributable to noncontrolling interest	—	—	—	14,019	—	14,019

Comprehensive income (loss) attributable to the Company	$213,230	$138,777	$210,960	$153,904	$(503,641)	$213,230

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Post-merger	Year Ended December 31, 2010
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(87,523)	$(25,676)	$(87,351)	$(16,667)	$140,800	$(76,417)

Reconciling items:
Impairment charges	—	—	9,351	2,142	—	11,493
Depreciation and amortization	—	—	193,973	219,615	—	413,588
Deferred tax expense (benefit)	—	—	(15,158)	796	—	(14,362)
Provision for doubtful accounts	—	—	2,284	6,584	—	8,868
Share-based compensation	—	—	9,591	2,746	—	12,337
Loss on sale of operating assets	—	—	13,244	10,509	—	23,753
Loss on marketable securities	—	—	—	6,490	—	6,490
Other, net	87,351	30,453	30,522	17,982	(140,800)	25,508
Changes in operating assets and liabilities:
Increase in accounts receivable	—	—	(23,460)	(23,653)	—	(47,113)
(Increase) decrease in Federal income taxes receivable	774	(1,502)	50,136	1,550	—	50,958
Increase (decrease) in accounts payable, accrued expenses and other liabilities	—	(117)	55,016	(4,176)	—	50,723
Increase (decrease) in deferred income	—	—	232	(7,277)	—	(7,045)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	815	(267)	10,652	55,236	—	66,436

Net cash provided by operating activities	1,417	2,891	249,032	271,877	—	525,217
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(90,702)	(104,571)	—	(195,273)
Proceeds from disposal of assets	—	—	6,501	1,252	—	7,753
Acquisition of operating assets, net of cash acquired	—	—	(1,765)	(76)	—	(1,841)
Equity contributions to subsidiaries	—	—	(331)	—	331	—
Decrease (increase) in intercompany notes receivable – net	—	109,045	—	404	(109,449)	—
Dividends from subsidiaries	—	—	107	—	(107)	—
Change in other – net	—	—	(1,797)	(7,547)	—	(9,344)

Net cash provided by (used for) investing activities	—	109,045	(87,987)	(110,538)	(109,225)	(198,705)
Cash flows from financing activities:
Draws on credit facilities	—	—	—	4,670	—	4,670
Payments on credit facilities	—	—	(78)	(47,017)	—	(47,095)
Proceeds from long-term debt	—	—	—	6,844	—	6,844
Payments on long-term debt	—	—	—	(13,212)	—	(13,212)
Net transfers to Clear Channel Communications	(260,470)	—	—	—	—	(260,470)
Intercompany funding	258,268	(111,936)	(171,569)	25,237	—	—
Increase (decrease) in intercompany notes payable – net	(130)	—	(274)	(109,045)	109,449	—
Dividends declared and paid	—	—	—	(107)	107	—
Equity contributions from parent	—	—	—	331	(331)	—
Change in other – net	915	—	—	(6,115)	—	(5,200)

Net cash provided by (used for) financing activities	(1,417)	(111,936)	(171,921)	(138,414)	109,225	(314,463)

Effect of exchange rate changes on cash	—	—	—	2,533	—	2,533

Net increase (decrease) in cash and cash equivalents	—	—	(10,876)	25,458	—	14,582
Cash and cash equivalents at beginning of period	—	—	431,105	178,331	—	609,436

Cash and cash equivalents at end of period	$—	$—	$420,229	$203,789	$—	$624,018

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Post-merger	Year Ended December 31, 2009
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(868,189)	$(234,273)	$(863,940)	$(290,399)	$1,384,266	$(872,535)

Reconciling items:
Impairment charges	—	—	696,500	194,237	—	890,737
Depreciation and amortization	—	—	195,439	244,208	—	439,647
Deferred tax expense (benefit)	224	—	(99,644)	(32,921)	—	(132,341)
Provision for doubtful accounts	—	—	2,605	14,975	—	17,580
Share-based compensation	—	—	9,692	2,412	—	12,104
(Gain) loss on sale of operating assets	—	—	11,807	(3,576)	—	8,231
Loss on marketable securities	—	—	—	11,315	—	11,315
Other – net	863,766	232,741	289,432	35,426	(1,384,266)	37,099
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	—	—	(87)	68,089	—	68,002
Increase (decrease) in accounts payable, accrued expenses and other liabilities	—	225	18,387	(6,855)	—	11,757
Decrease in deferred income	—	—	(1,641)	(346)	—	(1,987)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(1,977)	992	(30,405)	(16,955)	—	(48,345)

Net cash provided by (used for) operating activities	(6,176)	(315)	228,145	219,610	—	441,264
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(79,523)	(96,430)	—	(175,953)
Proceeds from disposal of assets	—	—	6,682	11,462	—	18,144
Acquisition of operating assets, net of cash acquired	—	—	(5,032)	99	—	(4,933)
Equity contributions to subsidiaries	(500,000)	—	(58)	—	500,058	—
Decrease (increase) in intercompany notes receivable – net	—	(2,500,000)	—	4,663	2,495,337	—
Dividends from subsidiaries	—	—	17,028	—	(17,028)	—
Change in other – net	2,132	—	(3,282)	1,028	—	(122)

Net cash provided by (used for) investing activities	(497,868)	(2,500,000)	(64,185)	(79,178)	2,978,367	(162,864)
Cash flows from financing activities:
Draws on credit facilities	—	—	—	7,125	—	7,125
Payments on credit facilities	—	—	(1,052)	(2,312)	—	(3,364)
Proceeds from long-term debt	—	2,500,000	—	—	—	2,500,000
Payments on long-term debt	—	—	(2,500,000)	(5,913)	—	(2,505,913)
Net transfers from Clear Channel Communications	319,401	—	—	—	—	319,401
Deferred financing charges	—	—	(60,330)	—	—	(60,330)
Purchases of noncontrolling interest	—	—	—	(25,153)	—	(25,153)
Intercompany funding	191,893	315	(159,150)	(33,058)	—	—
Increase (decrease) in intercompany notes payable – net	(7,140)	—	2,502,477	—	(2,495,337)	—
Dividends declared and paid	—	—	—	(17,028)	17,028	—
Equity contributions from parent	—	—	500,000	58	(500,058)	—
Change in other – net	(110)	—	—	—	—	(110)

Net cash provided by (used for) financing activities	504,044	2,500,315	281,945	(76,281)	(2,978,367)	231,656

Effect of exchange rate changes on cash	—	—	—	4,568	—	4,568

Net increase in cash and cash equivalents	—	—	445,905	68,719	—	514,624

Cash and cash equivalents at beginning of period	—	—	(14,800)	109,612	—	94,812

Cash and cash equivalents at end of period	$—	$—	$431,105	$178,331	$—	$609,436

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Post-merger	Period from July 31 through December 31, 2008
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(3,018,637)	$(255,274)	$(3,018,183)	$(276,092)	$3,551,204	$(3,016,982)

Reconciling items:
Impairment charges	—	—	3,019,528	198,121	—	3,217,649
Depreciation and amortization	—	—	84,642	140,071	—	224,713
Deferred tax benefit	(97)	—	(253,322)	(15,431)	—	(268,850)
Provision for doubtful accounts	—	—	16,268	8,000	—	24,268
Share-based compensation	—	—	3,385	796	—	4,181
Gain on sale of operating assets	—	—	(4,546)	(324)	—	(4,870)
Loss on marketable securities	—	—	—	59,842	—	59,842
Other – net	3,018,903	255,806	277,256	1,348	(3,551,204)	2,109
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	—	27,842	59,409	—	87,251
Increase (decrease) in accounts payable, accrued expenses and other liabilities	—	171	5,236	(84,020)	—	(78,613)
Decrease in deferred income	—	—	(11,550)	(36,885)	—	(48,435)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(2,094)	(494)	6,081	66,546	—	70,039

Net cash provided by (used for) operating activities	(1,925)	209	152,637	121,381	—	272,302
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(74,925)	(84,288)	—	(159,213)
Proceeds from disposal of assets	—	—	2,143	774	—	2,917
Acquisition of operating assets, net of cash acquired	—	—	(8,337)	(3,340)	—	(11,677)
Equity contributions to subsidiaries	—	—	(1,798)	—	1,798	—
Decrease (increase) in intercompany notes receivable – net	37,798	—	(8,783)	—	(29,015)	—
Change in other – net	240	—	224	(25,203)	—	(24,739)

Net cash provided by (used for) investing activities	38,038	—	(91,476)	(112,057)	(27,217)	(192,712)
Cash flows from financing activities:
Draws on credit facilities	—	—	—	30,000	—	30,000
Payments on credit facilities	—	—	(526)	(134)	—	(660)
Proceeds from long-term debt	—	—	—	25,020	—	25,020
Payments on long-term debt	—	—	—	(37,145)	—	(37,145)
Net transfers to Clear Channel Communications	(85,611)	—	—	—	—	(85,611)
Intercompany funding	49,544	(209)	(55,673)	6,338	—	—
Increase (decrease) in intercompany notes payable – net	—	—	—	(29,015)	29,015	—
Dividends declared and paid	—	—	—	—	—	—
Equity contributions from parent	—	—	—	1,798	(1,798)	—
Change in other – net	(46)	—	—	—	—	(46)

Net cash provided by (used for) financing activities	(36,113)	(209)	(56,199)	(3,138)	27,217	(68,442)

Effect of exchange rate changes on cash	—	—	—	10,539	—	10,539

Net increase in cash and cash equivalents	—	—	4,962	16,725	—	21,687

Cash and cash equivalents at beginning of period	—	—	(19,762)	92,887	—	73,125

Cash and cash equivalents at end of period	$—	$—	$(14,800)	$109,612	$—	$94,812

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pre-merger	Period from January 1 through July 30, 2008
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$167,554	$102,261	$165,284	$106,280	$(375,773)	$165,606

Reconciling items:
Depreciation and amortization	—	—	109,619	138,018	—	247,637
Deferred tax expense (benefit)	30	—	33,839	(12,464)	—	21,405
Provision for doubtful accounts	—	—	2,927	5,661	—	8,588
Share-based compensation	—	—	5,135	1,371	—	6,506
Gain on sale of operating assets	—	—	(4,525)	(6,453)	—	(10,978)
Other – net	(165,284)	(101,170)	(109,198)	(70,963)	375,773	(70,842)
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	—	1,232	5,876	—	7,108
Increase (decrease) in accounts payable, accrued expenses and other liabilities	—	78	(8,328)	(17,856)	—	(26,106)
Increase in deferred income	—	—	2,651	30,567	—	33,218
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(1,156)	158	(21,136)	(28,686)	—	(50,820)

Net cash provided by operating activities	1,144	1,327	177,500	151,351	—	331,322
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(75,917)	(123,205)	—	(199,122)
Proceeds from disposal of assets	—	—	5,097	33,533	—	38,630
Acquisition of operating assets, net of cash acquired	—	—	(46,773)	(38,048)	—	(84,821)
Equity contributions to subsidiaries	—	(20)	(21)	—	41	—
Decrease (increase) in intercompany notes receivable – net	(37,798)	—	—	(22,898)	60,696	—
Dividends from subsidiaries	—	19,390	28,853	—	(48,243)	—
Change in other – net	(848)	—	(4,184)	17,213	—	12,181

Net cash provided by (used for) investing activities	(38,646)	19,370	(92,945)	(133,405)	12,494	(233,132)
Cash flows from financing activities:
Draws on credit facilities	—	—	—	72,150	—	72,150
Payments on credit facilities	—	—	(2,642)	(155,132)	—	(157,774)
Proceeds from long-term debt	—	—	—	5,476	—	5,476
Payments on long-term debt	—	—	—	(4,662)	—	(4,662)
Net transfers to Clear Channel Communications	(83,585)	—	—	—	—	(83,585)
Intercompany funding	102,328	(1,327)	(103,867)	2,866	—	—
Increase (decrease) in intercompany notes payable – net	14,762	—	8,136	37,798	(60,696)	—
Dividends declared and paid	—	(19,390)	—	(28,853)	48,243	—
Equity contributions from parent	—	20	—	21	(41)	—
Change in other – net	3,997	—	—	—	—	3,997

Net cash provided by (used for) financing activities	37,502	(20,697)	(98,373)	(70,336)	(12,494)	(164,398)

Effect of exchange rate changes on cash	—	—	—	4,436	—	4,436

Net decrease in cash and cash equivalents	—	—	(13,818)	(47,954)	—	(61,772)

Cash and cash equivalents at beginning of period	—	—	(5,944)	140,841	—	134,897

Cash and cash equivalents at end of period	$—	$—	$(19,762)	$92,887	$—	$73,125

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2010, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Clear Channel Outdoor Holdings, Inc.

We have audited Clear Channel Outdoor Holdings, Inc.’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2010 and 2009, the period from July 31, 2008 through December 31, 2008, and the period from January 1, 2008 through July 30, 2008 and our report dated February 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

February 14, 2011

ITEM 9B. Other Information

Not applicable

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers is set forth at the end of Part I of this Annual Report on Form 10-K.

We have adopted a Code of Business Conduct and Ethics (the “Code”) applicable to our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. The Code is publicly available on our internet website at www.clearchanneloutdoor.com. We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of the Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and relates to any element of the definition of code of ethics set forth in Item 406(b) of Regulation S-K by posting such information on our website, www.clearchanneloutdoor.com.

All other information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders (the “Definitive Proxy Statement”), which we expect to file with the SEC within 120 days after our fiscal year end.

ITEM 11. Executive Compensation

The information required by this item is incorporated by reference to our Definitive Proxy Statement, which we expect to file with the SEC within 120 days after our fiscal year end.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes information as of December 31, 2010 relating to the Company’s equity compensation plan pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	9,221,300	$15.24	31,478,849
Equity compensation plans not approved by security holders	—	—	—

Total	9,221,300	$15.24	31,478,849

(1)	Represents the Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan.

All other information required by this item is incorporated by reference to our Definitive Proxy Statement, which we expect to file with the SEC within 120 days after our fiscal year end.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Definitive Proxy Statement, which we expect to file with the SEC within 120 days after our fiscal year end.

ITEM 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Definitive Proxy Statement, which we expect to file with the SEC within 120 days after our fiscal year end.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)1. Financial Statements.

The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets as of December 31, 2010 and 2009.

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008.

Notes to Consolidated Financial Statements.

(a)2. Financial Statement Schedule.

The following financial statement schedule for the years ended December 31, 2010, 2009 and 2008 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are in applicable, and therefore have been omitted.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(In thousands)

Description	Balance at Beginning of Period	Charges to Costs, Expenses and Other	Write-off of Accounts Receivable	Other (1)	Balance at End of Period

Period from January 1 through July 30, 2008	$29,741	$8,588	$4,654	$2,152	$35,827

Period from July 31 through December 31, 2008	$35,827	$24,268	$8,155	$(3,340)	$48,600

Year ended December 31, 2009	$48,600	$17,580	$14,760	$(350)	$51,070

Year ended December 31, 2010	$51,070	$8,773	$11,373	$562	$49,032

(1)	Primarily foreign currency adjustments.

Deferred Tax Asset Valuation Allowance

(In thousands)

Description	Balance at beginning of period	Charges to costs, expenses and other (1)	Balance at end of period
Year ended December 31, 2010	$—	$13,580	$13,580

(1)	During 2010, the Company recorded a valuation allowance on certain capital allowance deferred tax assets due to the uncertainty of the ability to utilize those assets in future periods.

(a)3. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

3.2	Amended and Restated Bylaws of Clear Channel Outdoor Holdings, Inc. as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

4.1	Form of Specimen Class A Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-127375) filed October 25, 2005).

4.2	Indenture with respect to 9.25% Series A Senior Notes due 2017, dated as of December 23, 2009, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., U.S. Bank National Association and the guarantors party thereto (Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

4.3	Indenture with respect to 9.25% Series B Senior Notes due 2017, dated as of December 23, 2009, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., U.S. Bank National Association and the guarantors party thereto (Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.1	Master Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.2	Registration Rights Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.3	Corporate Services Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Management Services, L.P. (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.4	Tax Matters Agreement dated November 10, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.5	Employee Matters Agreement dated November 10, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

Exhibit Number	Description
10.6	Amended and Restated License Agreement dated November 10, 2005 between Clear Channel Identity, L.P. and Outdoor Management Services, Inc. (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.7	Revolving Promissory Note dated November 10, 2005 payable by Clear Channel Outdoor Holdings, Inc. to Clear Channel Communications, Inc. in the original principal amount of $1,000,000,000 (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.8	First Amendment, dated as of December 23, 2009, to the Revolving Promissory Note, dated as of November 10, 2005, by Clear Channel Outdoor Holdings, Inc., as Maker, to Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.9	Revolving Promissory Note dated November 10, 2005 payable by Clear Channel Communications, Inc. to Clear Channel Outdoor Holdings, Inc. in the original principal amount of $1,000,000,000 (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.10	First Amendment, dated as of December 23, 2009, to the Revolving Promissory Note, dated as of November 10, 2005, by Clear Channel Communications, Inc., as Maker, to Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.11	Senior Unsecured Term Promissory Note dated August 2, 2005 in the original principal amount of $2.5 billion (Incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-127375) filed September 26, 2005).

10.12	First Amendment to Senior Unsecured Term Promissory Note dated October 7, 2005 (Incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-127375) filed October 14, 2005).

10.13§	Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 30, 2007).

10.14§	First Form of Option Agreement under the Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (File No. 333-130229) filed December 9, 2005).

10.15§	Form of Restricted Stock Award Agreement under the Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-130229) filed December 9, 2005).

10.16*§	Form of Restricted Stock Unit Award Agreement under the Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan.

10.17§	2006 Annual Incentive Plan of Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 30, 2007).

10.18§	Relocation Policy - Chief Executive Officer and Direct Reports (Guaranteed Purchase Offer) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 21, 2010).

Exhibit Number	Description

10.19§	Relocation Policy - Chief Executive Officer and Direct Reports (Buyer Value Option) (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 21, 2010).

10.20§	Relocation Policy - Function Head Direct Reports (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 21, 2010).

10.21§	Form of Independent Director Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2010).

10.22§	Form of Affiliate Director Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 3, 2010).

10.23§	Contract of Employment between C. William Eccleshare and Clear Channel Outdoor Ltd dated August 31, 2009 (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.24§	Contract of Employment between Jonathan Bevan and Clear Channel Outdoor Ltd dated October 30, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 11, 2009).

10.25***§	Employment Agreement, dated as of December 10, 2009, between Ronald Cooper and Clear Channel Outdoor, Inc.

10.26§	Employment Agreement, dated as of December 15, 2009, between Tom Casey and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 5, 2010).

10.27§	Employment Agreement, dated as of December 15, 2009, between Robert H. Walls, Jr., and Clear Channel Management Services, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 5, 2010).

10.28§	Amended and Restated Employment Agreement, dated as of December 22, 2009, by and among Randall T. Mays, Clear Channel Communications, Inc. and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.39 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.29§	Amended and Restated Employment Agreement, dated June 23, 2010, by and among Mark P. Mays, CC Media Holdings, Inc., and Clear Channel Communications, Inc., as successor to BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 24, 2010).

10.30§	Employment Agreement, dated as of July 19, 2010, by and among Joseph Bagan, and Clear Channel Outdoor, Inc. – Americas. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.31§	Employment Separation Agreement, dated as of October 19, 2009, between Clear Channel Communications, Inc. and Herbert W. Hill (Incorporated by reference to Exhibit 10.12 to the Company’s Amendment to Form 10-Q filed November 13, 2009).

10.32§	Employment Separation Agreement, dated as of July 13, 2009, between Andrew W. Levin and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.40 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.33*§	Severance Agreement and General Release, dated as of October 22, 2010, between Clear Channel Outdoor Holdings, Inc., and David Clark.

Exhibit Number	Description

10.34*§	Form of Stock Option Agreement dated September 17, 2009 between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc.

10.35*§	Form of Stock Option Agreement dated December 13, 2010 between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc.

10.36*§	Form of Restricted Stock Unit Agreement dated December 20, 2010 between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc.

11*	Statement re: Computation of Per Share Earnings (Loss).

21*	Subsidiaries.

23*	Consent of Ernst & Young LLP.

24*	Power of Attorney (included on signature page).

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be 6 by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
***	Previously filed and being re-filed herewith.
§	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1034, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2011.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

By:	/s/ Mark P. Mays
Mark P. Mays
Chief Executive Officer

Power of Attorney

Each person whose signature appears below authorizes Mark P. Mays, Thomas W. Casey and Scott D. Hamilton, or any one of them, each of whom may act without joinder of the others, to execute in the name of each such person who is then an officer or director of the Registrant and to file any amendments to this Annual Report on Form 10-K necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark P. Mays Mark P. Mays	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2011

/s/ Thomas W. Casey Thomas W. Casey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 14, 2011

/s/ Scott D. Hamilton Scott D. Hamilton	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 14, 2011

/s/ Randall T. Mays Randall T. Mays	Director	February 14, 2011

/s/ Margaret W. Covell Margaret W. Covell	Director	February 14, 2011

/s/ Blair E. Hendrix Blair E. Hendrix	Director	February 14, 2011

/s/ Douglas L. Jacobs Douglas L. Jacobs	Director	February 14, 2011

/s/ Daniel G. Jones Daniel G. Jones	Director	February 14, 2011

Name	Title	Date

/s/ Marsha McCombs Shields Marsha McCombs Shields	Director	February 14, 2011

/s/ Dale W. Tremblay Dale W. Tremblay	Director	February 14, 2011

/s/ Scott R. Wells Scott R. Wells	Director	February 14, 2011