Form 10-Q
period 2011-03-31
Clear Channel Outdoor Holdings, Inc.
filed 2011-05-06
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number

1-32663

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-0812139
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

200 East Basse Road
San Antonio, Texas	78209
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2011
Class A Common Stock, $.01 par value	40,873,932
Class B Common Stock, $.01 par value	315,000,000

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2011 (Unaudited)	December 31, 2010
CURRENT ASSETS
Cash and cash equivalents	$591,562	$624,018
Accounts receivable, net	710,612	735,115
Other current assets	239,957	191,360

Total Current Assets	1,542,131	1,550,493

PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,996,212	2,007,399
Other property, plant and equipment, net	294,405	290,325

INTANGIBLE ASSETS
Definite-lived intangibles, net	691,021	705,218
Indefinite-lived intangibles	1,115,429	1,114,413
Goodwill	874,332	862,242

OTHER ASSETS
Due from Clear Channel Communications	408,867	383,778

Other assets	164,839	162,697

Total Assets	$7,087,236	$7,076,565

CURRENT LIABILITIES
Accounts payable and accrued expenses	$564,789	$623,585
Deferred income	151,918	100,675
Current portion of long-term debt	40,334	41,676

Total Current Liabilities	757,041	765,936

Long-term debt	2,520,486	2,522,133
Deferred tax liability	809,777	828,568
Other long-term liabilities	261,000	251,873
Commitments and contingent liabilities (Note 6)

SHAREHOLDERS’ EQUITY
Noncontrolling interest	210,365	209,794
Class A common stock	409	408
Class B common stock	3,150	3,150
Additional paid-in capital	6,678,705	6,677,146
Retained deficit	(3,983,890)	(3,974,349)
Accumulated other comprehensive loss	(169,164)	(207,439)
Cost of shares held in treasury	(643)	(655)

Total Shareholders’ Equity	2,738,932	2,708,055

Total Liabilities and Shareholders’ Equity	$7,087,236	$7,076,565

See notes to consolidated financial statements.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenue	$650,214	$608,768

Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	391,380	378,886
Selling, general and administrative expenses (excludes depreciation and amortization)	123,180	111,357
Corporate expenses (excludes depreciation and amortization)	21,983	20,772
Depreciation and amortization	102,330	101,709
Other operating income – net	4,802	1,018

Operating income (loss)	16,143	(2,938)
Interest expense	60,983	58,318
Interest income on Due from Clear Channel Communications	9,053	3,413
Equity in loss of nonconsolidated affiliates	(71)	(803)
Other income (expense) – net	3,111	(837)

Loss before income taxes	(32,747)	(59,483)
Income tax benefit	22,355	10,704

Consolidated net loss	(10,392)	(48,779)
Less amount attributable to noncontrolling interest	(851)	(997)

Net loss attributable to the Company	$(9,541)	$(47,782)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	38,019	(39,502)
Foreign currency reclassification adjustment	89	224
Unrealized gain (loss) on marketable securities	2,469	(2,620)

Comprehensive income (loss)	31,036	(89,680)

Less amount attributable to noncontrolling interest	2,302	158

Comprehensive income (loss) attributable to the Company	$28,734	$(89,838)

Net loss attributable to the Company:
Basic	$(0.03)	$(0.14)
Weighted average common shares outstanding – Basic	355,793	355,461
Diluted	$(0.03)	$(0.14)
Weighted average common shares outstanding – Diluted	355,793	355,461

See notes to consolidated financial statements.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Consolidated net loss	$(10,392)	$(48,779)

Reconciling items:
Depreciation and amortization	102,330	101,709
Deferred taxes	(19,494)	(18,854)
Provision for doubtful accounts	2,304	468
Other reconciling items – net	(3,010)	2,926
Changes in operating assets and liabilities:
Decrease in accounts receivable	40,296	32,123
Increase in deferred income	48,203	41,682
Decrease in accrued expenses	(59,603)	(4,493)
Decrease in accounts payable and other liabilities	(4,926)	(4,402)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(56,245)	8,724

Net cash provided by operating activities	39,463	111,104

Cash flows from investing activities:
Purchases of property, plant and equipment	(46,361)	(49,323)
Purchases of other operating assets	(2,116)	—
Change in other – net	4,863	(8,651)

Net cash used for investing activities	(43,614)	(57,974)

Cash flows from financing activities:
Draws on credit facilities	—	304
Payments on credit facilities	(1,851)	(29,706)
Payments on long-term debt	(2,519)	(4,132)
Net transfers to Clear Channel Communications	(25,090)	(37,165)
Change in other – net	(2,830)	233

Net cash used for financing activities	(32,290)	(70,466)
Effect of exchange rate changes on cash	3,985	(3,505)

Net decrease in cash and cash equivalents	(32,456)	(20,841)
Cash and cash equivalents at beginning of period	624,018	609,436

Cash and cash equivalents at end of period	$591,562	$588,595

See notes to consolidated financial statements.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS

Preparation of Interim Financial Statements

The accompanying consolidated financial statements were prepared by Clear Channel Outdoor Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K.

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

Certain prior-period amounts have been reclassified to conform to the 2011 presentation.

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU updates Topic 805, Business Combinations, to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments of this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted the provisions of ASU 2010-29 on January 1, 2011 without material impact to the Company’s disclosures.

Note 2: PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at March 31, 2011 and December 31, 2010, respectively:

(In thousands)	March 31,	December 31,
	2011	2010
Land, buildings and improvements	$207,733	$206,355
Structures	2,687,071	2,623,561
Furniture and other equipment	95,394	86,417
Construction in progress	54,885	53,550

	3,045,083	2,969,883
Less: accumulated depreciation	754,466	672,159

Property, plant and equipment, net	$2,290,617	$2,297,724

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Definite-lived Intangible Assets

The Company has definite-lived intangible assets which consist primarily of transit and street furniture contracts, site leases and other contractual rights, all of which are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived assets. These assets are recorded at cost.

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at March 31, 2011 and December 31, 2010, respectively:

(In thousands)	March 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other contractual rights	$804,167	$268,878	$789,867	$241,461
Other	174,492	18,760	173,549	16,737

Total	$978,659	$287,638	$963,416	$258,198

Total amortization expense related to definite-lived intangible assets for the three months ended March 31, 2011 and 2010 was $23.0 million and $23.6 million, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets.

(In thousands)

2012	$79,991
2013	73,983
2014	67,280
2015	54,095
2016	39,314

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

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments.

(In thousands)	Americas	International	Total
Balance as of December 31, 2009	$585,249	$276,343	$861,592
Foreign currency	285	3,299	3,584
Impairment	—	(2,142)	(2,142)
Other	—	(792)	(792)

Balance as of December 31, 2010	585,534	276,708	862,242
Foreign currency	227	11,863	12,090

Balance as of March 31, 2011	$585,761	$288,571	$874,332

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 3: LONG-TERM DEBT

Long-term debt at March 31, 2011 and December 31, 2010 consisted of the following:

(In thousands)	March 31, 2011	December 31, 2010
Clear Channel Worldwide Holdings Senior Notes:
9.25% Series A Senior Notes Due 2017	$500,000	$500,000
9.25% Series B Senior Notes Due 2017	2,000,000	2,000,000
Other debt	60,820	63,809

Total debt	2,560,820	2,563,809
Less: current portion	40,334	41,676

Total long-term debt	$2,520,486	$2,522,133

The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $2.8 billion at March 31, 2011 and December 31, 2010.

Clear Channel Communications’ Refinancing Transactions

During the first quarter of 2011 Clear Channel Communications amended its senior secured credit facilities and its receivables based credit facility (the “Amendments”) and issued $1.0 billion aggregate principal amount of 9.0% Priority Guarantee Notes due 2021. Clear Channel Communications used a portion of the proceeds from the Priority Guarantee Notes offering to prepay $500.0 million of the indebtedness outstanding under its senior secured credit facilities. As a result of the prepayment, the revolving credit commitments under Clear Channel Communications’ revolving credit facility were permanently reduced from $2.0 billion to $1.9 billion and the sub-limit under which certain of the Company’s international subsidiaries may borrow (to the extent that Clear Channel Communications’ has not already borrowed against this capacity) was reduced from $150.0 million to $145.0 million. The Amendments, among other things, provide greater flexibility for the Company and its subsidiaries to incur new debt, provided that the net proceeds distributed to Clear Channel Communications from the issuance of such new debt are used to pay down senior secured credit facility indebtedness.

Note 4: SUPPLEMENTAL DISCLOSURES

Income tax benefit

The Company’s income tax benefit for the three months ended March 31, 2011 and 2010, respectively, consisted of the following components:

(In thousands)	Three Months Ended March 31,
	2011	2010
Current tax benefit (expense)	$2,861	$(8,150)
Deferred tax benefit	19,494	18,854

Income tax benefit	$22,355	$10,704

The effective tax rate is the provision for income taxes as a percent of income before income taxes. The effective tax rate for the three months ended March 31, 2011 was 68.3%. The 2011 effective tax rate was primarily impacted by the Company’s settlement of U.S. federal and state tax examinations during the quarter. Pursuant to the settlements, the Company recorded a reduction to income tax expense of approximately $3.3 million to reflect the net tax benefits of the settlements. In addition, the effective rate was impacted by the Company’s ability to benefit from certain tax loss carryforwards in foreign jurisdictions due to taxable income where the losses previously did not provide a benefit.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

During the quarters ended March 31, 2011 and 2010, cash paid for interest and income taxes, net of income tax refunds of $0.2 million and $1.2 million, respectively, was as follows:

(In thousands)	Three Months Ended March 31,
	2011	2010
Interest	$58,691	$58,664
Income taxes	$13,055	$7,503

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

The cost, unrealized holding gains or losses, and fair value of the Company’s investments at March 31, 2011 and December 31, 2010 are as follows:

(In thousands)	March 31, 2011				December 31, 2010
Investments	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Available-for-sale	$8,016	$—	$2,556	$10,572	$8,016	$—	$82	$8,098

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

The Company has filed separate petitions to challenge the imposition of this tax against each of its businesses. The Company’s challenge for L&C was unsuccessful at the first administrative level, but successful at the second administrative level. The state taxing authority filed an appeal to the third and final administrative level, which required consideration by a full panel of 16 administrative law judges. On September 27, 2010, the Company received an unfavorable ruling at this final administrative level concluding that the VAT applied to L&C and intends to appeal this ruling to the judicial level. The Company has filed a petition to have the case remanded to the second administrative level for consideration of the reasonableness of the amount of the penalty assessed against it. The amounts allegedly owed by L&C are approximately $9.6 million in taxes, approximately $19.2 million in penalties and approximately $29.4 million in interest (as of March 31, 2011 at an exchange rate of 0.60). Based on management’s review of the law in and the outcome of similar cases in other Brazilian states, the Company has not accrued any costs related to these claims and believes the occurrence of loss is not probable.

The Company’s challenge for Klimes was unsuccessful at the first administrative level, and denied at the second administrative level on or about September 24, 2009. On January 5, 2011, the administrative law judges at the third administrative level published a ruling that the VAT applies to Klimes but reduced the penalty assessed by the taxing authority. With the penalty reduction, the amounts allegedly owed by Klimes are approximately $10.9 million in taxes, approximately $5.4 million in penalties and approximately $18.2

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

million in interest (as of March 31, 2011 at an exchange rate of 0.60). In mid-January 2011, the taxing authority filed an extraordinary appeal to the third administrative level, asking that it reconsider the decision to reduce the penalty assessed against Klimes. The president of the third administrative level rejected that appeal. In late February 2011, the Company filed a writ of mandamus in the 13a lower public treasury court in São Paulo, State of São Paulo, appealing the administrative court’s decision that the VAT applies to Klimes. On that same day, Klimes filed a motion for an injunction barring the taxing authority from collecting the tax, penalty and interest while the appeal is pending. The court denied the motion in early April 2011. The Company appealed the decision to the São Paulo State Higher Court, which affirmed in late April 2011. Based on management’s review of the law in and the outcome of similar cases in other Brazilian states, the Company has not accrued any costs related to these claims and believes the occurrence of loss is not probable.

As of March 31, 2011, Clear Channel Communications had outstanding commercial standby letters of credit and surety bonds of $42.1 million and $43.7 million, respectively, held on behalf of the Company. These letters of credit and surety bonds relate to various operational matters, including insurance, bid and performance bonds, as well as other items. As of March 31, 2011, the Company had $59.1 million in letters of credit outstanding, of which $56.6 million of letters of credit were cash secured.

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

Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, the Company maintains collection bank accounts swept daily into accounts of Clear Channel Communications (after satisfying the funding requirements of the Trustee Account). In return, Clear Channel Communications funds the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment. The Company’s claim in relation to cash transferred from its concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account. At March 31, 2011 and December 31, 2010, the asset recorded in “Due from Clear Channel Communications” on the condensed consolidated balance sheets was $408.9 million and $383.8 million, respectively. The net interest income for the three months ended March 31, 2011 and 2010 was $9.1 million and $3.4 million, respectively. At March 31, 2011 and December 31, 2010, the interest rate on the “Due from Clear Channel Communications” account was 9.25%, which represents the fixed interest rate on the Clear Channel Worldwide Holdings senior notes.

Clear Channel Communications has a $1.9 billion multi-currency revolving credit facility with a maturity in July 2014 which includes a $145.0 million sub-limit that certain of the Company’s International subsidiaries may borrow against to the extent Clear Channel Communications has not already borrowed against this capacity and is compliant with its covenants under the revolving credit facility. As of March 31, 2011, the Company had no outstanding borrowings under the $145.0 million sub-limit facility. Clear Channel Communications has borrowed the entire capacity.

The Company provides advertising space on its billboards for radio stations owned by Clear Channel Communications. For the three months ended March 31, 2011 and 2010, the Company recorded $0.9 million and $1.1 million, respectively, in revenue for these advertisements.

Under the Corporate Services Agreement between Clear Channel Communications and the Company, Clear Channel Communications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services. These services are charged to the Company based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For the three months ended March 31, 2011 and 2010, the Company recorded $5.7 million and $8.9 million, respectively, as a component of corporate expenses for these services.

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

Pursuant to the Employee Matters Agreement, the Company’s employees participate in Clear Channel Communications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan. These costs are recorded as a component of selling, general and administrative expenses and were approximately $3.0 million and $2.6 million for the three months ended March 31, 2011 and 2010, respectively.

Note 8: EQUITY AND COMPREHENSIVE INCOME (LOSS)

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The following table shows the changes in equity attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2011	$2,498,261	$209,794	$2,708,055
Net loss	(9,541)	(851)	(10,392)
Foreign currency translation adjustments	35,717	2,302	38,019
Unrealized holding gain on marketable securities	2,469	—	2,469
Reclassification adjustment	89	—	89
Other – net	1,572	(880)	692

Balances at March 31, 2011	$2,528,567	$210,365	$2,738,932

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2010	$2,567,647	$193,730	$2,761,377
Net loss	(47,782)	(997)	(48,779)
Foreign currency translation adjustments	(39,660)	158	(39,502)
Unrealized holding loss on marketable securities	(2,620)	—	(2,620)
Reclassification adjustment	224	—	224
Other – net	1,732	814	2,546

Balances at March 31, 2010	$2,479,541	$193,705	$2,673,246

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Note 9: SEGMENT DATA

The Company has two reportable segments, which it believes best reflect how the Company is currently managed – Americas and International. The Americas segment primarily includes operations in the United States, Canada and Latin America, and the International segment primarily includes operations in Europe, Asia and Australia. The Americas and International display inventory consists primarily of billboards, street furniture displays and transit displays. Corporate includes infrastructure and support including information technology, human resources, legal, finance and administrative functions of each of the Company’s operating segments, as well as overall executive, administrative and support functions. Share-based payments are recorded by each segment in direct operating and selling, general and administrative expenses.

The following table presents the Company’s operating segment results for the three months ended March 31, 2011 and 2010:

(In thousands)	Americas	International	Corporate, and other reconciling items	Consolidated
Three Months Ended March 31, 2011
Revenue	$289,314	$360,900	$—	$650,214
Direct operating expenses	143,491	247,889	—	391,380
Selling, general and administrative expenses	54,367	68,813	—	123,180
Depreciation and amortization	51,086	51,244	—	102,330
Corporate expenses	—	—	21,983	21,983
Other operating income - net	—	—	4,802	4,802

Operating income (loss)	$40,370	$(7,046)	$(17,181)	$16,143

Capital expenditures	$32,401	$13,960	$—	$46,361
Share-based compensation expense	$2,168	$903	$42	$3,113

(In thousands)	Americas	International	Corporate, and other reconciling items	Consolidated
Three Months Ended March 31, 2010
Revenue	$270,977	$337,791	$—	$608,768
Direct operating expenses	139,308	239,578	—	378,886
Selling, general and administrative expenses	44,477	66,880	—	111,357
Depreciation and amortization	49,451	52,258	—	101,709
Corporate expenses	—	—	20,772	20,772
Other operating income - net	—	—	1,018	1,018

Operating income (loss)	$37,741	$(20,925)	$(19,754)	$(2,938)

Capital expenditures	$24,705	$24,618	$—	$49,323
Share-based compensation expense	$2,030	$603	$84	$2,717

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

	March 31, 2011
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$405,636	$—	$—	$209,885	$(23,959)	$591,562
Accounts receivable, net	—	—	216,822	493,790	—	710,612
Intercompany receivables	—	117,542	1,265,203	—	(1,382,745)	—
Other current assets	3,071	—	82,384	154,502	—	239,957

Total Current Assets	408,707	117,542	1,564,409	858,177	(1,406,704)	1,542,131
Property, plant and equipment, net	—	—	1,484,608	806,009	—	2,290,617
Definite-lived intangibles, net	—	—	394,938	296,083	—	691,021
Indefinite-lived intangibles	—	—	1,099,533	15,896	—	1,115,429
Goodwill	—	—	571,932	302,400	—	874,332
Due from Clear Channel Communications	408,867	—	—	—	—	408,867
Intercompany notes receivable	182,026	2,590,955	—	17,832	(2,790,813)	—
Other assets	2,801,835	1,070,070	1,530,946	67,619	(5,305,631)	164,839

Total Assets	$3,801,435	$3,778,567	$6,646,366	$2,364,016	$(9,503,148)	$7,087,236

Accounts payable and accrued expenses	$122	$81	$127,480	$461,065	$(23,959)	$564,789
Intercompany payable	1,265,030	—	117,542	173	(1,382,745)	—
Deferred income	—	—	46,723	105,195	—	151,918
Current portion of long-term debt	—	—	—	40,334	—	40,334

Total Current Liabilities	1,265,152	81	291,745	606,767	(1,406,704)	757,041
Long-term debt	—	2,500,000	—	20,486	—	2,520,486
Intercompany notes payable	7,491	—	2,692,367	90,955	(2,790,813)	—
Deferred tax liability	225	52	754,365	55,135	—	809,777
Other long-term liabilities	—	1,131	106,054	153,815	—	261,000
Total shareholders’ equity	2,528,567	1,277,303	2,801,835	1,436,858	(5,305,631)	2,738,932

Total Liabilities and Shareholders’ Equity	$3,801,435	$3,778,567	$6,646,366	$2,364,016	$(9,503,148)	$7,087,236

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	December 31, 2010
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$426,742	$—	$—	$203,789	$(6,513)	$624,018
Accounts receivable, net	—	—	250,552	484,563	—	735,115
Intercompany receivables	—	116,624	1,261,437	5,781	(1,383,842)	—
Other current assets	1,537	—	53,321	136,502	—	191,360

Total Current Assets	428,279	116,624	1,565,310	830,635	(1,390,355)	1,550,493
Property, plant and equipment, net	—	—	1,493,640	804,084	—	2,297,724
Definite-lived intangibles, net	—	—	400,012	305,206	—	705,218
Indefinite-lived intangibles	—	—	1,098,958	15,455	—	1,114,413
Goodwill	—	—	571,932	290,310	—	862,242
Due from Clear Channel Communications	383,778	—	—	—	—	383,778
Intercompany notes receivable	182,026	2,590,955	9,243	17,832	(2,800,056)	—
Other assets	2,773,305	1,034,182	1,492,337	62,319	(5,199,446)	162,697

Total Assets	$3,767,388	$3,741,761	$6,631,432	$2,325,841	$(9,389,857)	$7,076,565

Accounts payable and accrued expenses	$(26)	$165	$128,773	$501,186	$(6,513)	$623,585
Intercompany payable	1,261,437	—	122,405	—	(1,383,842)	—
Deferred income	—	—	38,264	62,411	—	100,675
Current portion of long-term debt	—	—	—	41,676	—	41,676

Total Current Liabilities	1,261,411	165	289,442	605,273	(1,390,355)	765,936
Long-term debt	—	2,500,000	—	22,133	—	2,522,133
Intercompany notes payable	7,491	—	2,701,610	90,955	(2,800,056)	—
Deferred tax liability	225	—	761,593	66,750	—	828,568
Other long-term liabilities	—	1,108	105,482	145,283	—	251,873
Total shareholders’ equity	2,498,261	1,240,488	2,773,305	1,395,447	(5,199,446)	2,708,055

Total Liabilities and Shareholders’ Equity	$3,767,388	$3,741,761	$6,631,432	$2,325,841	$(9,389,857)	$7,076,565

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Three Months Ended March 31, 2011
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$249,369	$400,845	$—	$650,214
Operating expenses:
Direct operating expenses	—	—	121,587	269,793	—	391,380
Selling, general and administrative expenses	—	—	45,211	77,969	—	123,180
Corporate expenses	2,952	—	11,517	7,514	—	21,983
Depreciation and amortization	—	—	46,926	55,404	—	102,330
Other operating income – net	—	—	4,158	644	—	4,802

Operating income (loss)	(2,952)	—	28,286	(9,191)	—	16,143
Interest expense – net	61	57,813	1,833	1,276	—	60,983
Interest income on debt with Clear Channel Communications	—	—	9,053	—	—	9,053
Intercompany interest income	3,465	57,942	—	248	(61,655)	—
Intercompany interest expense	126	—	61,399	130	(61,655)	—
Equity in earnings (loss) of nonconsolidated affiliates	(9,745)	2,091	5,518	(72)	2,137	(71)
Other income (expense) – net	—	142	(54)	3,023	—	3,111

Income (loss) before income taxes	(9,419)	2,362	(20,429)	(7,398)	2,137	(32,747)
Income tax benefit (expense)	(122)	656	10,684	11,137	—	22,355

Consolidated net income (loss)	(9,541)	3,018	(9,745)	3,739	2,137	(10,392)
Less amount attributable to noncontrolling interest	—	—	—	(851)	—	(851)

Net income (loss) attributable to the Company	$(9,541)	$3,018	$(9,745)	$4,590	$2,137	$(9,541)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	38,019	—	38,019
Foreign currency reclassification Adjustment	—	—	—	89	—	89
Unrealized gain on marketable securities	—	—	—	2,469	—	2,469
Equity in subsidiary comprehensive income	38,275	35,919	38,275	—	(112,469)	—

Comprehensive income (loss)	$28,734	$38,937	$28,530	$45,167	$(110,332)	$31,036
Less amount attributable to noncontrolling interest	—	—	—	2,302	—	2,302

Comprehensive income (loss) attributable to the Company	$28,734	$38,937	$28,530	$42,865	$(110,332)	$28,734

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Three Months Ended March 31, 2010
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$233,526	$375,242	$—	$608,768
Operating expenses:
Direct operating expenses	—	—	119,618	259,268	—	378,886
Selling, general and administrative expenses	—	—	37,102	74,255	—	111,357
Corporate expenses	3,370	—	12,469	4,933	—	20,772
Depreciation and amortization	—	—	45,842	55,867	—	101,709
Other operating income (expense) – net	—	—	1,497	(479)	—	1,018

Operating income (loss)	(3,370)	—	19,992	(19,560)	—	(2,938)
Interest expense – net	108	57,249	(370)	1,331	—	58,318
Interest income on debt with Clear Channel Communications	—	—	3,413	—	—	3,413
Intercompany interest income	3,512	57,139	—	244	(60,895)	—
Intercompany interest expense	121	—	60,186	588	(60,895)	—
Equity in earnings (loss) of nonconsolidated affiliates	(47,728)	(25,982)	(22,188)	(637)	95,732	(803)
Other expense – net	—	—	(88)	(749)	—	(837)

Income (loss) before income taxes	(47,815)	(26,092)	(58,687)	(22,621)	95,732	(59,483)
Income tax benefit (expense)	33	(305)	10,959	17	—	10,704

Consolidated net income (loss)	(47,782)	(26,397)	(47,728)	(22,604)	95,732	(48,779)
Less amount attributable to noncontrolling interest	—	—	—	(997)	—	(997)

Net income (loss) attributable to the Company	$(47,782)	$(26,397)	$(47,728)	$(21,607)	$95,732	$(47,782)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	1,991	—	(41,493)	—	(39,502)
Foreign currency reclassification adjustment	—	—	—	224	—	224
Unrealized loss on marketable securities	—	—	—	(2,620)	—	(2,620)
Equity in subsidiary comprehensive income	(42,056)	(44,101)	(42,056)	—	128,213	—

Comprehensive income (loss)	(89,838)	(68,507)	(89,784)	(65,496)	223,945	(89,680)
Less amount attributable to noncontrolling interest	—	—	—	158	—	158

Comprehensive income (loss) attributable to the Company	$(89,838)	$(68,507)	$(89,784)	$(65,654)	$223,945	$(89,838)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Three Months Ended March 31, 2011
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(9,541)	$3,018	$(9,745)	$3,739	$2,137	$(10,392)
Reconciling items:
Depreciation and amortization	—	—	46,926	55,404	—	102,330
Deferred taxes	—	52	(6,858)	(12,688)	—	(19,494)
Provision for doubtful accounts	—	—	441	1,863	—	2,304
Other reconciling items – net	9,745	(2,091)	(4,710)	(3,817)	(2,137)	(3,010)
Changes in operating assets and liabilities:
Increase in accounts receivable	—	—	33,290	7,006	—	40,296
Increase in deferred income	—	—	8,464	39,739	—	48,203
Decrease in accrued expenses	—	—	(19,288)	(40,315)	—	(59,603)
Increase (decrease) in accounts payable and other liabilities	—	23	12,860	(363)	(17,446)	(4,926)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(1,253)	(85)	(25,726)	(29,181)	—	(56,245)

Net cash provided by (used for) operating activities	(1,049)	917	35,654	21,387	(17,446)	39,463
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(30,577)	(15,784)	—	(46,361)
Equity contributions to subsidiaries	—	—	(97)	—	97	—
Purchases of other operating assets	—	—	631	(2,747)	—	(2,116)
Change in other – net	—	—	3,948	915	—	4,863

Net cash provided by (used for) investing activities	—	—	(26,095)	(17,616)	97	(43,614)
Cash flows from financing activities:
Payments on credit facilities	—	—	—	(1,851)	—	(1,851)
Payments on long-term debt	—	—	—	(2,519)	—	(2,519)
Net transfers to Clear Channel Communications	(25,090)	—	—	—	—	(25,090)
Intercompany funding	4,529	(917)	(9,559)	5,947	—	—
Equity contributions from parent	—	—	—	97	(97)	—
Change in other – net	504	—	—	(3,334)	—	(2,830)

Net cash used for financing activities	(20,057)	(917)	(9,559)	(1,660)	(97)	(32,290)
Effect of exchange rate changes on cash	—	—	—	3,985	—	3,985

Net increase (decrease) in cash and cash equivalents	(21,106)	—	—	6,096	(17,446)	(32,456)
Cash and cash equivalents at beginning of period	426,742	—	—	203,789	(6,513)	624,018

Cash and cash equivalents at end of period	$405,636	$—	$—	$209,885	$(23,959)	$591,562

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Three Months Ended March 31, 2010
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(47,782)	$(26,397)	$(47,728)	$(22,604)	$95,732	$(48,779)
Reconciling items:
Depreciation and amortization	—	—	45,842	55,867	—	101,709
Deferred taxes	37	—	(12,072)	(6,819)	—	(18,854)
Provision for doubtful accounts	—	—	349	119	—	468
Other reconciling items – net	47,728	27,973	22,372	585	(95,732)	2,926
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	—	26,920	5,203	—	32,123
Increase in deferred income	—	—	12,415	29,267	—	41,682
Increase (decrease) in accrued expenses	—	—	2,765	(7,258)	—	(4,493)
Increase (decrease) in accounts payable and other liabilities	—	18	(3,753)	(8,115)	7,448	(4,402)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(708)	(1,205)	8,103	2,534	—	8,724

Net cash provided by (used for) operating activities	(725)	389	55,213	48,779	7,448	111,104
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(23,205)	(26,118)	—	(49,323)
Equity contributions to subsidiaries	—	—	(178)	—	178	—
Dividends from subsidiaries	—	—	107	—	(107)	—
Change in other – net	—	—	1,799	(10,450)	—	(8,651)

Net cash provided by (used for) investing activities	—	—	(21,477)	(36,568)	71	(57,974)
Cash flows from financing activities:
Draws on credit facilities	—	—	—	304	—	304
Payments on credit facilities	—	—	(2)	(29,704)	—	(29,706)
Payments on long-term debt	—	—	—	(4,132)	—	(4,132)
Net transfers to Clear Channel Communications	(37,165)	—	—	—	—	(37,165)
Intercompany funding	34,880	(389)	(33,990)	(501)	—	—
Dividends declared and paid	—	—	—	(107)	107	—
Equity contributions from parent	—	—	—	178	(178)	—
Change in other – net	233	—	—	—	—	233

Net cash used for financing activities	(2,052)	(389)	(33,992)	(33,962)	(71)	(70,466)
Effect of exchange rate changes on cash	—	—	256	(3,761)	—	(3,505)

Net increase (decrease) in cash and cash equivalents	(2,777)	—	—	(25,512)	7,448	(20,841)
Cash and cash equivalents at beginning of period	446,118	—	—	178,331	(15,013)	609,436

Cash and cash equivalents at end of period	$443,341	$—	$—	$152,819	$(7,565)	$588,595

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Format of Presentation

Management’s discussion and analysis of our results of operations and financial condition (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes. Our discussion is presented on both a consolidated and segment basis. Our reportable operating segments are Americas outdoor advertising (“Americas”) and International outdoor advertising (“International”).

We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Other operating income, Interest expense, Equity in loss of nonconsolidated affiliates, Other income (expense) – net and Income tax benefit are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

Executive Summary

The key developments in our business for the quarter ended March 31, 2011 are summarized below:

•	Consolidated revenue increased $41.4 million compared to the first quarter of 2010.

•	Americas revenue increased $18.3 million compared to the first quarter of 2010, driven by revenue growth across most of our display types, particularly digital.

•	International revenue increased $23.1 million compared to the first quarter of 2010, primarily as a result of increased street furniture sales and an increase from movements in foreign exchange.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010 is as follows:

(In thousands)	Three Months Ended March 31,		% Change
	2011	2010
Revenue	$650,214	$608,768	7%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	391,380	378,886	3%
Selling, general and administrative expenses (excludes depreciation and amortization)	123,180	111,357	11%
Corporate expenses (excludes depreciation and amortization)	21,983	20,772	6%
Depreciation and amortization	102,330	101,709	1%
Other operating income - net	4,802	1,018

Operating income (loss)	16,143	(2,938)
Interest expense	60,983	58,318
Interest income on debt with Clear Channel Communications	9,053	3,413
Equity in loss of nonconsolidated affiliates	(71)	(803)
Other income (expense) - net	3,111	(837)

Loss before income taxes	(32,747)	(59,483)
Income tax benefit	22,355	10,704

Consolidated net loss	$(10,392)	$(48,779)
Less amount attributable to noncontrolling interest	(851)	(997)

Net loss attributable to the Company	$(9,541)	$(47,782)

Consolidated Revenue

Our consolidated revenue increased $41.4 million during the first quarter of 2011 compared to the same period of 2010. Americas revenue increased $18.3 million driven by increases in revenue across most of our display types, particularly digital. Our International revenue increased $23.1 million, primarily due to $8.7 million from street furniture growth across most of our markets and an $8.0 million increase from movements in foreign exchange.

Consolidated Direct Operating Expenses

Direct operating expenses increased $12.5 million during the first quarter of 2011 compared to the same period of 2010. Americas direct operating expenses increased $4.2 million primarily due higher variable costs associated with the increase in revenue. Direct operating expenses in our International segment increased $8.3 million primarily from a $5.6 million increase from movements in foreign exchange.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased $11.8 million during the first quarter of 2011 compared to the same period of 2010. SG&A expenses increased $9.9 million in our Americas segment, partially as a result of increased commission expenses associated with the increase in revenue during 2011. In addition, 2010 Americas SG&A included a $3.8 million favorable litigation settlement. Our International SG&A expenses increased $1.9 million primarily due to a $2.8 million increase in administrative costs.

Corporate Expenses

Corporate expenses increased $1.2 million during the first quarter of 2011 compared to the same period of 2010 primarily due to an increase of $2.5 million related to general corporate infrastructure support services and initiatives, partially offset by a $1.3 million decrease in expenses associated with our restructuring program.

Other Operating Income - Net

Other income of $4.8 million in the first quarter of 2011 primarily related to proceeds received from condemnations of bulletins.

Other Income - Net

Other income of $3.1 million in the first quarter of 2011 primarily related to a $3.3 million foreign exchange translation gain on short term intercompany accounts.

Income Tax Benefit

Our operations are included in a consolidated income tax return filed by CC Media Holdings, Inc. (“CC Media Holdings”). However, for our financial statements, our provision for income taxes was computed as if we file separate consolidated Federal income tax returns with our subsidiaries.

Our effective tax rate for the three months ended March 31, 2011 was 68.3%. The effective rate was primarily impacted by our settlement of U.S. federal and state tax examinations during the quarter. Pursuant to the settlements, we recorded a reduction to income tax expense of approximately $3.3 million to reflect the net tax benefits of the settlements. In addition, the effective rate was impacted by our ability to benefit from certain tax loss carryforwards in foreign jurisdictions as a result of increased taxable income during 2011, where the losses previously did not provide a benefit.

Our effective tax rate for the first quarter of 2010 was 18.0%. The effective rate was impacted primarily by tax losses in certain foreign jurisdictions for which benefits could not be recorded due to the uncertainty of the ability to utilize those losses in future years.

Americas Results of Operations

Our Americas operating results were as follows:

(In thousands)	Three Months Ended March 31,		%
	2011	2010	Change
Revenue	$289,314	$270,977	7%
Direct operating expenses	143,491	139,308	3%
SG&A expenses	54,367	44,477	22%
Depreciation and amortization	51,086	49,451	3%

Operating income	$40,370	$37,741	7%

Our Americas revenue increased $18.3 million compared to the first quarter of 2010, driven by revenue growth across most of our display types. Bulletin revenues increased primarily due to digital growth driven by the increased number of digital displays. Airport and shelter revenues increased due to higher average rates as a result of improved economic conditions.

Direct operating expenses increased $4.2 million during the first quarter of 2011 compared to the same period of 2010. The increase was primarily a result of increased site-lease costs driven by the increase in revenue. We also experienced an increase related to structure maintenance and electricity for new digital bulletins as well as existing displays. SG&A expenses increased $9.9 million in our Americas segment from an increase in commission costs associated with the increase in revenue during 2011and an increase in other administrative expenses. The first quarter of 2010 included a $3.8 million favorable litigation settlement.

International Results of Operations

Our International operating results were as follows:

(In thousands)	Three Months Ended March 31,		%
	2011	2010	Change
Revenue	$360,900	$337,791	7%
Direct operating expenses	247,889	239,578	3%
SG&A expenses	68,813	66,880	3%
Depreciation and amortization	51,244	52,258	(2%)

Operating loss	$(7,046)	$(20,925)	(66%)

International revenue increased $23.1 million compared to the first quarter of 2010, primarily as a result of growth in street furniture across most of our markets, particularly China and Sweden, as a result of improved economic conditions. Revenue growth was partially offset by lower revenues in France. Movements in foreign exchange resulted in an $8.0 million increase in revenues.

Direct operating expenses increased $8.3 million primarily attributable to higher direct production costs associated with the increase in revenue, and including a $5.6 million increase from movements in foreign exchange. SG&A expenses increased $1.9 million primarily due to increased administrative costs and a $1.6 million increase from movements in foreign exchange. These SG&A increases were partially offset by a $2.1 million reduction in restructuring expenses and business tax related to a change in French tax law.

Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income (Loss)

(In thousands)	Three Months Ended March 31,
	2011	2010
Americas	$40,370	$37,741
International	(7,046)	(20,925)
Corporate expenses	(21,983)	(20,772)
Other operating income - net	4,802	1,018

Consolidated operating income (loss)	$16,143	$(2,938)

Share-Based Compensation Expense

The following table presents amounts related to share-based compensation expense for the three months ended March 31, 2011 and 2010, respectively:

(In thousands)	Three Months Ended March 31,
	2011	2010
Americas	$2,168	$2,030
International	903	603
Corporate	42	84

Total share-based compensation expense	$3,113	$2,717

As of March 31, 2011, there was $25.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately three years. As of March 31, 2011, there was $0.3 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on performance and service conditions. This cost will be recognized when it becomes probable that the performance condition will be satisfied.

LIQUIDITY AND CAPITAL RESOURCES

Clear Channel Communications’ Merger

Clear Channel Communications, Inc.’s (“Clear Channel Communications”) capitalization, liquidity and capital resources substantially changed due to the consummation of its merger on July 30, 2008 with entities formed by private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. Upon the closing of the merger, Clear Channel Communications incurred additional debt and became highly leveraged. We are not borrowers or guarantors under Clear Channel Communications’ credit agreements other than for direct borrowings by certain of our International subsidiaries under the $145.0 million sub-limit included in Clear Channel Communications’ $1.9 billion revolving credit facility and we are not a guarantor of Clear Channel Communications’ debt. The obligations of these International subsidiaries that are borrowers under the revolving credit facility are guaranteed by certain of our material wholly-owned subsidiaries, and secured by substantially all of the assets of such borrowers and guarantors, subject to permitted liens and other exceptions. As of March 31, 2011, we had no outstanding borrowings under the $145.0 million sub-limit facility. Clear Channel Communications has borrowed the entire capacity.

Also, so long as Clear Channel Communications maintains a significant interest in us, pursuant to the Master Agreement between Clear Channel Communications and us, Clear Channel Communications will have the option to limit our ability to incur debt or issue equity securities, among other limitations, which could adversely affect our ability to meet our liquidity needs.

Cash Flows

The following discussion highlights our cash flow activities during the three months ended March 31, 2011 and 2010.

(In thousands)	Three Months Ended March 31,
	2011	2010
Cash provided by (used for):
Operating activities	$39,463	$111,104
Investing activities	$(43,614)	$(57,974)
Financing activities	$(32,290)	$(70,466)

Operating Activities

Our net loss, adjusted for $82.1 million of non-cash items, provided positive cash flows of $71.7 million during the first quarter of 2011. Our net loss, adjusted for $86.2 million of non-cash items, provided positive cash flows of $37.5 million in the first quarter of 2010. Cash provided by operating activities during the three months ended March 31, 2011 was $39.5 million compared to $111.1 million during the three months ended March 31, 2010. Cash generated by higher operating income compared to the prior year as a result of improved operating performance was offset by higher variable compensation payments in the first quarter of 2011 associated with our employee incentive programs based on 2010 operating performance.

Non-cash items affecting our net loss include depreciation and amortization, deferred taxes, gain on disposal of operating assets, provision for doubtful accounts, share-based compensation, equity in earnings of nonconsolidated affiliates, amortization of deferred financing charges and note discounts – net and other reconciling items – net as presented on the face of the statement of cash flows.

Investing Activities

Cash used for investing activities during the first quarter of 2011 primarily reflected capital expenditures of $46.4 million. We spent $32.4 million in our Americas segment primarily related to the construction of new billboards, and $14.0 million in our International segment primarily related to new billboard and street furniture contracts and renewals of existing contracts.

Net cash used for investing activities of $58.0 million for the three months ended March 31, 2010 primarily reflected capital expenditures of $49.3 million. We spent $24.7 million in our Americas segment primarily related to the construction of new billboards and $24.6 million in our International segment primarily related to new billboard and street furniture contracts and renewals of existing contracts.

Financing Activities

Net cash used for financing activities of $32.3 million for the three months ended March 31, 2011 primarily related to net transfers of cash to Clear Channel Communications which represents the activity in the “Due from/to Clear Channel Communications” account.

Net cash used for financing activities of $70.5 million for the three months ended March 31, 2010 reflected payments on credit facilities and long-term debt of $29.7 million and $4.1 million, respectively, and net transfers to Clear Channel Communications of $37.2 million.

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

Furthermore, in its Quarterly Report on Form 10-Q filed with the SEC on May 6, 2011, Clear Channel Communications stated that it expects to be in compliance with the covenants in its material financing agreements in 2011. Clear Channel Communications similarly stated in such Quarterly Report that its anticipated results are also subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants. Moreover, Clear Channel Communications stated in such Quarterly Report that its ability to comply with the covenants in its material financing agreements may be affected by events beyond its control, including prevailing economic, financial and industry conditions. As discussed therein, the breach of any covenants set forth in Clear Channel Communications’ financing agreements would result in a default thereunder, and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, as discussed therein, the lenders under the revolving credit facility under Clear Channel Communications’ senior secured credit facilities would have the option to terminate their commitments to make further extensions of revolving credit thereunder. In addition, Clear Channel Communications stated in such Quarterly Report that if Clear Channel Communications is unable to repay its obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. Finally, Clear Channel Communications stated in such Quarterly Report that a default or acceleration under any of its material financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.

For so long as Clear Channel Communications maintains significant control over us, a deterioration in the financial condition of Clear Channel Communications could have the effect of increasing our borrowing costs or impairing our access to capital markets. As of March 31, 2011, Clear Channel Communications had $1.5 billion recorded as “Cash and cash equivalents” on its condensed consolidated balance sheets.

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

SOURCES OF CAPITAL

As of March 31, 2011 and December 31, 2010, we had the following debt outstanding, cash and cash equivalents and amounts due from Clear Channel Communications:

(In millions)	March 31, 2011	December 31, 2010
Clear Channel Worldwide Holdings Senior Notes	$2,500.0	$2,500.0
Other debt	60.8	63.8

Total debt	2,560.8	2,563.8
Less: Cash and cash equivalents	591.6	624.0
Less: Due from Clear Channel Communications	408.9	383.8

	$1,560.3	$1,556.0

We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Bank Credit Facility ($145.0 million sub-limit within Clear Channel Communications’ $1.9 billion revolving credit facility)

In addition to cash flows from operations, another potential source of liquidity to us is through borrowings under a $145.0 million sub-limit included in Clear Channel Communications’ multicurrency $1.9 billion revolving credit facility with a maturity in July 2014. Certain of our International subsidiaries may borrow under the sub-limit to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. The obligations of these International subsidiaries that are borrowers under the revolving credit facility are guaranteed by certain of our material wholly-owned subsidiaries, and secured by substantially all of the assets of such borrowers and guarantors, subject to permitted liens and other exceptions. As of March 31, 2011, we had no outstanding borrowings under the $145.0 million sub-limit facility. Clear Channel Communications has borrowed the entire capacity.

Promissory Notes with Clear Channel Communications

We maintain accounts that represent net amounts due to or from Clear Channel Communications, which is recorded as “Due from/to Clear Channel Communications” on our condensed consolidated balance sheets. The accounts represent our revolving promissory note issued by us to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to us in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances. Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications. At March 31, 2011 and December 31, 2010, the asset recorded in “Due from Clear Channel Communications” on our condensed consolidated balance sheet was $408.9 million and $383.8 million, respectively. At March 31, 2011, we had no borrowings under the cash management note to Clear Channel Communications.

The net interest income for the three months ended March 31, 2011 and 2010 was $9.1 million and $3.4 million, respectively. At March 31, 2011 and December 31, 2010, the interest rate on the “Due from Clear Channel Communications” account was 9.25%, which represents the fixed interest rate on the Clear Channel Worldwide Holdings Senior Notes.

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

As long as Clear Channel Communications maintains a significant interest in us, pursuant to the Master Agreement between Clear Channel Communications and us, Clear Channel Communications will have the option to limit our ability to incur debt or issue equity securities, among other limitations, which could adversely affect our ability to meet our liquidity needs. Under the Master Agreement with Clear Channel Communications, we are limited in our borrowing from third parties to no more than $400.0 million (including borrowings under the $145.0 million sub-limit of Clear Channel Communications’ $1.9 billion revolving credit facility).

Clear Channel Worldwide Holdings Senior Notes

In December 2009, Clear Channel Worldwide Holdings, Inc. (“CCWH”) issued $500.0 million aggregate principal amount of Series A Senior Notes due 2017 and $2.0 billion aggregate principal amount of Series B Senior Notes due 2017. The CCWH Notes are guaranteed by us, our subsidiary Clear Channel Outdoor, Inc. (“CCOI”), and certain of our other direct and indirect subsidiaries.

The Series A Notes indenture and the Series B Notes indenture restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test. In order to incur additional indebtedness under this test, our debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 6.5:1 and 3.25:1 for total debt and senior debt, respectively. The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B Notes indenture also permits us to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if our debt to adjusted EBITDA ratios (as defined by the indenture) are lower than 6.0:1 and 3.0:1 for total debt and senior debt, respectively. The Series A Notes indenture does not limit our ability to pay dividends. The Series B Notes indenture contains certain exceptions that allow us to incur additional indebtedness and pay dividends, including a $500 million exception for the payment of dividends. We were in compliance with these covenants as of March 31, 2011.

Consolidated leverage ratio, defined as total debt divided by EBITDA for the preceding four quarters was 3.5:1 at March 31, 2011, and senior leverage ratio, defined as senior debt divided by EBITDA for the preceding four quarters was also 3.5:1 at March 31, 2011. Our adjusted EBITDA of $739.4 million is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense) – net, plus non-cash compensation, and is further adjusted for the following items: (i) an increase for expected cost savings (limited to $58.8 million in any twelve month period) of $0.0 million; (ii) an increase of $43.9 million for non-cash items; (iii) an increase of $21.1 million related to expenses incurred associated with our cost savings program; and (iv) an increase of $10.0 million for various other items.

Other Debt

Other debt consists primarily of loans with international banks. At March 31, 2011, approximately $60.8 million was outstanding as other debt.

Clear Channel Communications’ Debt Covenants

The Clear Channel Communications’ $1.9 billion revolving credit facility contains a significant financial covenant which requires Clear Channel Communications to comply on a quarterly basis with a financial covenant limiting the ratio of its consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA for the preceding four quarters (maximum of 9.5:1). The financial covenant becomes more restrictive over time beginning in the second quarter of 2013. In its Quarterly Report on Form 10-Q filed with the SEC on May 6, 2011, Clear Channel Communications stated that it was in compliance with this covenant as of March 31, 2011.

Clear Channel Communications’ Refinancing Transactions

During the first quarter of 2011 Clear Channel Communications amended its senior secured credit facilities and its receivables based credit facility (the “Amendments”) and issued $1.0 billion aggregate principal amount of 9.0% Priority Guarantee Notes due 2021. Clear Channel Communications used a portion of the proceeds from the Priority Guarantee Notes offering to prepay $500.0 million of the indebtedness outstanding under its senior secured credit facilities. As a result of the prepayment, the revolving credit commitments under Clear Channel Communications’ revolving credit facility were permanently reduced from $2.0 billion to $1.9 billion and the sub-limit under which certain of our international subsidiaries may borrow (to the extent that Clear Channel Communications’ has not already borrowed against this capacity) was reduced from $150.0 million to $145.0 million. The Amendments, among other things, provide greater flexibility for us and our subsidiaries to incur new debt, provided that the net proceeds distributed to Clear Channel Communications from the issuance of such new debt are used to pay down senior secured credit facility indebtedness.

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

Equity Price Risk

The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value and comprehensive loss at March 31, 2011 by $2.1 million.

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world. Foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported net income of $3.9 million for the three months ended March 31, 2011. We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have increased our net loss for the three months ended March 31, 2011 by approximately $0.4 million and that a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have decreased our net loss by a corresponding amount.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU updates Topic 805, Business Combinations, to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments of this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted the provisions of ASU 2010-29 on January 1, 2011 without material impact to the Company’s disclosures.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, our ability to comply with covenants in the agreements governing our indebtedness and availability of capital and the terms thereof. Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our future performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. We do not intend, nor do we undertake any duty, to update any forward-looking statements.

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

•	the impact of the geopolitical environment;

•	industry conditions, including competition;

•	legislative or regulatory requirements;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	changes in labor conditions;

•	capital expenditure requirements;

•	fluctuations in exchange rates and currency values;

•	the outcome of pending and future litigation;

•	changes in interest rates;

•	taxes;

•	shifts in population and other demographics;

•	access to capital markets and borrowed indebtedness;

•	the risk that we may not be able to integrate the operations of acquired companies successfully;

•	the risk that our cost savings initiatives may not be entirely successful or that any cost savings achieved from those initiatives may not persist;

•	the effect of leverage on our financial position and earnings;

•	the impact of the above and similar factors on Clear Channel Communications, Inc., our primary direct or indirect external source of capital; and

•	certain other factors set forth in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2010.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Office of the Chief Executive Officer (performing the functions of principal executive officer) and our Chief Financial Officer (principal financial officer), we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Office of the Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Office of the Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On or about July 12, 2006 and April 12 2007, two of our operating businesses (L&C Outdoor Ltda. (“L&C”) and Publicidad Klimes Sao Paulo Ltda. (“Klimes”), respectively) in the Sao Paulo, Brazil market received notices of infraction from the state taxing authority, seeking to impose a value added tax (“VAT”) on such businesses, retroactively for the period from December 31, 2001 through January 31, 2006. The taxing authority contends that our businesses fall within the definition of “communication services” and as such are subject to the VAT.

We have filed separate petitions to challenge the imposition of this tax against each of our businesses. Our challenge for L&C was unsuccessful at the first administrative level, but successful at the second administrative level. The state taxing authority filed an appeal to the third and final administrative level, which required consideration by a full panel of 16 administrative law judges. On September 27, 2010, we received an unfavorable ruling at this final administrative level concluding that the VAT applied to L&C and intend to appeal this ruling to the judicial level. We have filed a petition to have the case remanded to the second administrative level for consideration of the reasonableness of the amount of the penalty assessed against us. The amounts allegedly owed by L&C are approximately $9.6 million in taxes, approximately $19.2 million in penalties and approximately $29.4 million in interest (as of March 31, 2011 at an exchange rate of 0.60). Based on our review of the law in and the outcome of similar cases in other Brazilian states, we have not accrued any costs related to these claims and believe the occurrence of loss is not probable.

Our challenge for Klimes was unsuccessful at the first administrative level, and denied at the second administrative level on or about September 24, 2009. On January 5, 2011, the administrative law judges at the third administrative level published a ruling that the VAT applies to Klimes but reduced the penalty assessed by the taxing authority. With the penalty reduction, the amounts allegedly owed by Klimes are approximately $10.9 million in taxes, approximately $5.4 million in penalties and approximately $18.2 million in interest (as of March 31, 2011 at an exchange rate of 0.60). In mid-January 2011, the taxing authority filed an extraordinary appeal to the third administrative level, asking that it reconsider the decision to reduce the penalty assessed against Klimes. The president of the third administrative level rejected that appeal. In late February 2011, we filed a writ of mandamus in the 13a lower public treasury court in São Paulo, State of São Paulo, appealing the administrative court’s decision that the VAT applies to Klimes. On that same day, we filed a motion for an injunction barring the taxing authority from collecting the tax, penalty and interest while the appeal is pending. The court denied the motion in early April 2011. We appealed the decision to the São Paulo State Higher Court, which affirmed in late April 2011. Based on our review of the law in and the outcome of similar cases in other Brazilian states, we have not accrued any costs related to these claims and believe the occurrence of loss is not probable.

Item 1A. Risk Factors

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010. There have not been any material changes in the risk factors disclosed in the 2010 Annual Report on Form 10-K.

Additional information relating to risk factors is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Cautionary Statement Concerning Forward-Looking Statements.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases made during the quarter ended March 31, 2011 by or on behalf of the Company or an affiliated purchaser of shares of our Class A common stock registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	—	—	—		(3)
February 1 through February 28	207	$14.86	—		(3)
March 1 through March 31	—	—	—		(3)

Total	207	$14.86	—	$100,000,000	(3)

(1)	The shares indicated consist of shares tendered by employees to the Company during the three months ended March 31, 2011 to satisfy the employees’ tax withholding obligations in connection with the vesting and release of restricted shares, which are repurchased by the Company based on their fair market value on the date the relevant transaction occurs.
(2)	The calculation of the average price paid per share does not give effect to any fees, commissions or other costs associated with the repurchase of such shares.
(3)	On August 9, 2010, Clear Channel Communications, Inc., the Company’s indirect parent entity, announced that its board of directors approved a stock purchase program under which Clear Channel Communications, Inc. or its subsidiaries may purchase up to an aggregate of $100 million of the Class A common stock of the Company and/or the Class A common stock of CC Media Holdings, Inc., the indirect parent entity of Clear Channel Communications, Inc. The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at Clear Channel Communications, Inc.’s discretion. No shares were purchased under the stock purchase program during the three months ended March 31, 2011.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

11*	Statement re: Computation of Per Share Earnings (Loss).

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

May 6, 2011	/s/ Scott D. Hamilton
Scott D. Hamilton Senior Vice President, Chief Accounting Officer and Assistant Secretary