Form 10-Q
period 2011-06-30
Clear Channel Outdoor Holdings, Inc.
filed 2011-08-03
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2011
Class A Common Stock, $.01 par value	40,921,738
Class B Common Stock, $.01 par value	315,000,000

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2011 (Unaudited)	December 31, 2010
CURRENT ASSETS
Cash and cash equivalents	$616,512	$624,018
Accounts receivable, net	761,957	735,115
Other current assets	225,921	191,360

Total Current Assets	1,604,390	1,550,493

PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,980,304	2,007,399
Other property, plant and equipment, net	303,207	290,325

INTANGIBLE ASSETS
Definite-lived intangibles, net	673,005	705,218
Indefinite-lived intangibles	1,113,889	1,114,413
Goodwill	884,652	862,242

OTHER ASSETS
Due from Clear Channel Communications	483,917	383,778
Other assets	162,602	162,697

Total Assets	$7,205,966	$7,076,565

CURRENT LIABILITIES
Accounts payable and accrued expenses	$603,225	$623,585
Deferred income	153,629	100,675
Current portion of long-term debt	58,800	41,676

Total Current Liabilities	815,654	765,936

Long-term debt	2,500,211	2,522,133
Deferred tax liability	814,651	828,568
Other long-term liabilities	276,791	251,873
Commitments and contingent liabilities (Note 6)

SHAREHOLDERS’ EQUITY
Noncontrolling interest	219,116	209,794
Class A common stock	410	408
Class B common stock	3,150	3,150
Additional paid-in capital	6,680,481	6,677,146
Retained deficit	(3,957,195)	(3,974,349)
Accumulated other comprehensive loss	(146,520)	(207,439)
Cost of shares held in treasury	(783)	(655)

Total Shareholders’ Equity	2,798,659	2,708,055

Total Liabilities and Shareholders’ Equity	$7,205,966	$7,076,565

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$789,208	$701,407	$1,439,422	$1,310,175
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	415,472	385,884	806,852	764,770
Selling, general and administrative expenses (excludes depreciation and amortization)	142,937	130,692	266,117	242,049
Corporate expenses (excludes depreciation and amortization)	23,038	23,757	45,021	44,529
Depreciation and amortization	105,600	105,299	207,930	207,008
Other operating income – net	4,300	1,720	9,102	2,738

Operating income	106,461	57,495	122,604	54,557

Interest expense	60,803	60,395	121,786	118,713
Interest income on Due from Clear Channel Communications	10,518	3,806	19,571	7,219
Equity in earnings (loss) of nonconsolidated affiliates	673	4	602	(799)
Other income (expense) – net	(277)	(4,155)	2,834	(4,992)

Income (loss) before income taxes	56,572	(3,245)	23,825	(62,728)
Income tax benefit (expense)	(22,360)	741	(5)	11,445

Consolidated net income (loss)	34,212	(2,504)	23,820	(51,283)
Less amount attributable to noncontrolling interest	7,517	6,623	6,666	5,626

Net income (loss) attributable to the Company	$26,695	$(9,127)	$17,154	$(56,909)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	28,366	(67,087)	66,385	(106,589)
Foreign currency reclassification adjustment	59	(1,365)	148	(1,141)
Unrealized gain (loss) on marketable securities	(1,949)	(2,328)	520	(4,948)

Comprehensive income (loss)	53,171	(79,907)	84,207	(169,587)
Less amount attributable to noncontrolling interest	3,832	(3,891)	6,134	(3,733)

Comprehensive income (loss) attributable to the Company	$49,339	$(76,016)	$78,073	$(165,854)

Net income (loss) attributable to the Company:
Basic	$0.07	$(0.03)	$0.04	$(0.16)
Weighted average common shares outstanding – Basic	355,883	355,542	355,839	355,502

Diluted	$0.07	$(0.03)	$0.04	$(0.16)
Weighted average common shares outstanding – Diluted	356,658	355,542	356,624	355,502

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Consolidated net income (loss)	$23,820	$(51,283)

Reconciling items:
Depreciation and amortization	207,930	207,008
Deferred taxes	(16,425)	(29,133)
Provision for doubtful accounts	3,311	2,150
Other reconciling items – net	(3,866)	11,562
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,535)	(25,948)
Increase in deferred income	48,615	35,276
Increase (decrease) in accrued expenses	(32,894)	10,080
Increase (decrease) in accounts payable and other liabilities	3,400	(4,878)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(33,924)	18,103

Net cash provided by operating activities	196,432	172,937

Cash flows from investing activities:
Purchases of property, plant and equipment	(105,774)	(86,716)
Purchases of other operating assets	(3,834)	(425)
Proceeds from disposal of assets	10,178	3,910
Change in other – net	794	(2,487)

Net cash used for investing activities	(98,636)	(85,718)

Cash flows from financing activities:
Draws on credit facilities	—	304
Payments on credit facilities	(1,893)	(43,541)
Proceeds from long-term debt	—	6,844
Payments on long-term debt	(5,878)	(7,829)
Net transfers to Clear Channel Communications	(100,155)	(23,677)
Change in other – net	(4,608)	(3,571)

Net cash used for financing activities	(112,534)	(71,470)

Effect of exchange rate changes on cash	7,232	(8,641)

Net (decrease) increase in cash and cash equivalents	(7,506)	7,108

Cash and cash equivalents at beginning of period	624,018	609,436

Cash and cash equivalents at end of period	$616,512	$616,544

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS

Preparation of Interim Financial Statements

The accompanying consolidated financial statements were prepared by Clear Channel Outdoor Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the period ended March 31, 2011.

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

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU updates Topic 805 to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments of this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted the provisions of ASU 2010-29 on January 1, 2011 without material impact to the Company’s disclosures.

In April 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this ASU to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU are to be applied prospectively for interim and annual periods beginning after December 15, 2011. The Company does not expect the provisions of ASU 2011-04 to have a material effect on its financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The changes apply for interim and annual financial statements and should be applied retrospectively, effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company currently complies with the provisions of this ASU by presenting the components of comprehensive income in a single continuous financial statement within its consolidated statement of operations for both interim and annual periods.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 2 — PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at June 30, 2011 and December 31, 2010, respectively:

(In thousands)	June 30,	December 31,
	2011	2010
Land, buildings and improvements	$209,015	$206,355
Structures	2,740,631	2,623,561
Furniture and other equipment	101,499	86,417
Construction in progress	63,302	53,550

	3,114,447	2,969,883
Less: accumulated depreciation	830,936	672,159

Property, plant and equipment, net	$2,283,511	$2,297,724

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

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at June 30, 2011 and December 31, 2010, respectively:

(In thousands)	June 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other contractual rights	$810,930	$293,416	$789,867	$241,461
Other	175,685	20,194	173,549	16,737

Total	$986,615	$313,610	$963,416	$258,198

Total amortization expense related to definite-lived intangible assets for the three months ended June 30, 2011 and 2010 was $23.4 million and $30.2 million, respectively. Total amortization expense related to definite-lived intangible assets for the six months ended June 30, 2011 and 2010 was $46.4 million and $53.8 million, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)

2012	$81,077
2013	74,830
2014	67,990
2015	54,207
2016	40,397

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments.

(In thousands)	Americas	International	Total
Balance as of December 31, 2009	$585,249	$276,343	$861,592
Foreign currency	285	3,299	3,584
Impairment	—	(2,142)	(2,142)
Other	—	(792)	(792)

Balance as of December 31, 2010	$585,534	$276,708	$862,242
Foreign currency	327	22,083	22,410

Balance as of June 30, 2011	$585,861	$298,791	$884,652

NOTE 3 — DEBT

Long-term debt at June 30, 2011 and December 31, 2010 consisted of the following:

(In thousands)	June 30, 2011	December 31, 2010
Clear Channel Worldwide Holdings Senior Notes:
9.25% Series A Senior Notes Due 2017	$500,000	$500,000
9.25% Series B Senior Notes Due 2017	2,000,000	2,000,000
Other debt	59,011	63,809

Total debt	2,559,011	2,563,809
Less: current portion	58,800	41,676

Total long-term debt	$2,500,211	$2,522,133

The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $2.8 billion at June 30, 2011 and December 31, 2010.

Clear Channel Communications’ Refinancing Transactions

During the first six months of 2011 Clear Channel Communications amended its senior secured credit facilities and its receivables based credit facility (the “Amendments”) and issued $1.75 billion aggregate principal amount of 9.0% Priority Guarantee Notes due 2021 (the “9.0% Priority Guarantee Notes”). In February 2011, Clear Channel Communications issued $1.0 billion aggregate principal amount of the 9.0% Priority Guarantee Notes (the “February 2011 Offering”), and in June 2011, Clear Channel Communications issued $750.0 million aggregate principal amount of the 9.0% Priority Guarantee Notes (the “June 2011 Offering”). Clear Channel Communications used a portion of the proceeds from the February 2011 Offering to prepay $500.0 million of the indebtedness outstanding under its senior secured credit facilities. As a result of the prepayment, the revolving credit commitments under Clear Channel Communications’ revolving credit facility were permanently reduced from $2.0 billion to $1.9 billion and the sub-limit under which certain of the Company’s international subsidiaries may borrow (to the extent that Clear Channel Communications has not already borrowed against this capacity) was reduced from $150.0 million to $145.0 million. The Amendments, among other things, provide greater flexibility for the Company and its subsidiaries to incur new debt, provided that the net proceeds distributed to Clear Channel Communications from the issuance of such new debt are used to pay down senior secured credit facility indebtedness.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4 — SUPPLEMENTAL DISCLOSURES

Income tax benefit (expense)

The Company’s income tax benefit (expense) for the three and six months ended June 30, 2011 and 2010, respectively, consisted of the following components:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Current tax expense	$(19,291)	$(9,538)	$(16,430)	$(17,688)
Deferred tax benefit (expense)	(3,069)	10,279	16,425	29,133

Income tax benefit (expense)	$(22,360)	$741	$(5)	$11,445

The effective tax rate for the three and six months ended June 30, 2011 was 39.5% and 0%, respectively. The effective tax rate for the six months ended June 30, 2011 was primarily impacted by the Company’s settlement of U.S. federal and state tax examinations. Pursuant to the settlements, the Company recorded a reduction to income tax expense of approximately $3.7 million to reflect the net tax benefits of the settlements. In addition, the effective rate for the six months ended June 30, 2011 was impacted by the Company’s ability to benefit from certain tax loss carryforwards in foreign jurisdictions due to increased taxable income during 2011, where the losses previously did not provide a benefit.

The Company’s effective tax rate for the three and six months ended June 30, 2010 was 22.8% and 18.2%, respectively. The 2010 effective rates were impacted primarily as a result of the Company’s inability to benefit from tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years.

During the six months ended June 30, 2011 and 2010, cash paid for interest and income taxes, net of income tax refunds of $0.7 million and $1.0 million, respectively, was as follows:

(In thousands)	Six Months Ended June 30,
	2011	2010
Interest	$117,770	$119,860
Income taxes	$20,049	$14,919

NOTE 5 — FAIR VALUE MEASUREMENTS

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

The cost, unrealized holding gains or losses, and fair value of the Company’s investments at June 30, 2011 and December 31, 2010 are as follows:

(In thousands)	June 30, 2011				December 31, 2010
		Gross Unrealized	Gross Unrealized	Fair		Gross Unrealized	Gross Unrealized	Fair
Investments	Cost	Losses	Gains	Value	Cost	Losses	Gains	Value
Available-for-sale	$8,016	$—	$611	$8,627	$8,016	$—	$82	$8,098

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

L&C and Klimes have filed separate petitions to challenge the imposition of this tax. L&C’s challenge was unsuccessful at the first administrative level, but successful at the second administrative level. The state taxing authority filed an appeal to the third and final administrative level, which required consideration by a full panel of 16 administrative law judges. On September 27, 2010, L&C received an unfavorable ruling at this final administrative level, which concluded that the VAT applied. L&C intends to appeal this ruling to the judicial level. In addition, L&C has filed a petition to have the case remanded to the second administrative level for consideration of the reasonableness of the amount of the penalty assessed against it. The amounts allegedly owed by L&C are approximately $10.3 million in taxes, approximately $20.5 million in penalties and approximately $34.3 million in interest (as of June 30, 2011 at an exchange rate of 0.64). At June 30, 2011, the range of reasonably possible loss is from zero to approximately $65.1 million. The maximum loss that could ultimately be paid depends on the timing of the final resolution at the judicial level and applicable future interest rates. Based on management’s review of the law, the outcome of similar cases at the judicial level and the advice of counsel, the Company has not accrued any costs related to these claims and believes the occurrence of loss is not probable.

Klimes’ challenge was unsuccessful at the first administrative level, and denied at the second administrative level on or about September 24, 2009. On January 5, 2011, the administrative law judges at the third administrative level published a ruling that the VAT applies but significantly reduced the penalty assessed by the taxing authority. With the penalty reduction, the amounts allegedly owed by Klimes are approximately $11.6 million in taxes, approximately $5.8 million in penalties and approximately $21 million in interest (as of June 30, 2011 at an exchange rate of 0.64). In late February 2011, Klimes filed a writ of mandamus in the 13th lower public treasury court in São Paulo, State of São Paulo, appealing the administrative court’s decision that the VAT applies. On that same day, Klimes filed a motion for an injunction barring the taxing authority from collecting the tax, penalty and interest while the appeal is pending. The court denied the motion in early April 2011. Klimes filed a motion for reconsideration with the court and also appealed that ruling to the São Paulo State Higher Court, which affirmed in late April 2011. On June 20, 2011, the 13th lower public treasury court in São Paulo reconsidered its prior ruling and granted Klimes an injunction suspending any collection effort by the taxing authority until a decision on the merits is obtained at the first judicial level. At June 30, 2011, the range of reasonably possible loss is from zero to approximately $38.4 million. The maximum loss that could ultimately be paid depends on the timing of the final resolution at the judicial level and applicable future interest rates. Based on management’s review of the law, the outcome of similar cases at the judicial level and the advice of counsel, the Company has not accrued any costs related to these claims and believes the occurrence of loss is not probable.

As of June 30, 2011, the Company had $65.8 million in letters of credit outstanding, of which $63.3 million of letters of credit were cash secured. Additionally, as of June 30, 2011, Clear Channel Communications had outstanding commercial standby letters of credit and surety bonds of $16.2 million and $43.4 million, respectively, held on behalf of the Company. These letters of credit and surety bonds relate to various operational matters, including insurance, bid and performance bonds, as well as other items. Letters of credit in the amount of $5.0 million are collateral in support of surety bonds and these amounts would only be drawn under the letter of credit in the event the associated surety bonds were funded and the Company did not honor its reimbursement obligation to the issuers.

NOTE 7 — RELATED PARTY TRANSACTIONS

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

Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, the Company maintains collection bank accounts swept daily into accounts of Clear Channel Communications (after satisfying the funding requirements of the Trustee Account). In return, Clear Channel Communications funds the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment. The Company’s claim in relation to cash transferred from its concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account. At June 30, 2011 and December 31, 2010, the asset recorded in “Due from Clear Channel Communications” on the condensed consolidated balance sheets was $483.9 million and $383.8 million, respectively. The net interest income for the three months ended June 30, 2011 and 2010 was $10.5 million and $3.8 million, respectively. The net interest income for the six months ended June 30, 2011 and 2010 was $19.6 million and $7.2 million, respectively. At June 30, 2011 and December 31, 2010, the interest rate on the “Due from Clear Channel Communications” account was 9.25%, which represents the fixed interest rate on the Clear Channel Worldwide Holdings senior notes.

Clear Channel Communications has a $1.9 billion multi-currency revolving credit facility with a maturity in July 2014 which includes a $145.0 million sub-limit that certain of the Company’s International subsidiaries may borrow against to the extent Clear Channel Communications has not already borrowed against this capacity and is compliant with its covenants under its revolving credit facility. As of June 30, 2011, the Company had no outstanding borrowings under the $145.0 million sub-limit facility.

The Company provides advertising space on its billboards for radio stations owned by Clear Channel Communications. For the three months ended June 30, 2011 and 2010, the Company recorded $0.7 million and $0.8 million, respectively, in revenue for these advertisements. For the six months ended June 30, 2011 and 2010, the Company recorded $1.7 million and $1.8 million, respectively, in revenue for these advertisements.

Under the Corporate Services Agreement between Clear Channel Communications and the Company, Clear Channel Communications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services. These services are charged to the Company based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For the three months ended June 30, 2011 and 2010, the Company recorded $6.8 million and $9.8 million, respectively, as a component of corporate expenses for these services. For the six months ended June 30, 2011 and 2010, the Company recorded $12.5 million and $18.6 million, respectively, as a component of corporate expenses for these services.

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

Pursuant to the Employee Matters Agreement, the Company’s employees participate in Clear Channel Communications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan. These costs are recorded as a component of selling, general and administrative expenses and were approximately $3.0 million and $2.5 million for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, the Company recorded approximately $6.0 million and $5.1 million, respectively, as a component of selling, general and administrative expenses for these services.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 8 — EQUITY AND COMPREHENSIVE INCOME (LOSS)

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The following table shows the changes in equity attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2011	$2,498,261	$209,794	$2,708,055
Net income	17,153	6,666	23,819
Foreign currency translation adjustments	60,251	6,134	66,385
Reclassification adjustment	148	—	148
Unrealized holding gain on marketable securities	520	—	520
Other - net	3,210	(3,478)	(268)

Balances at June 30, 2011	$2,579,543	$219,116	$2,798,659

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2010	$2,567,647	$193,730	$2,761,377
Net income (loss)	(56,909)	5,626	(51,283)
Foreign currency translation adjustments	(102,856)	(3,733)	(106,589)
Unrealized holding loss on marketable securities	(4,948)	—	(4,948)
Reclassification adjustment	(1,141)	—	(1,141)
Other - net	5,216	(3,728)	1,488

Balances at June 30, 2010	$2,407,009	$191,895	$2,598,904

NOTE 9 — SEGMENT DATA

The Company has two reportable operating segments, which it believes best reflect how the Company is currently managed – Americas and International. The Americas segment primarily includes operations in the United States, Canada and Latin America, and the International segment primarily includes operations in Europe, Asia and Australia. The Americas and International display inventory consists primarily of billboards, street furniture displays and transit displays. Corporate includes infrastructure and support including information technology, human resources, legal, finance and administrative functions of each of the Company’s operating segments, as well as overall executive, administrative and support functions. Share-based compensation expense is recorded by each segment in direct operating and selling, general and administrative expenses.

The following table presents the Company’s operating segment results for the three and six months ended June 30, 2011 and 2010:

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Americas	International	Corporate and other reconciling items	Consolidated

Three months ended June 30, 2011
Revenue	$340,775	$448,433	$—	$789,208
Direct operating expenses	149,493	265,979	—	415,472
Selling, general and administrative expenses	55,232	87,705	—	142,937
Depreciation and amortization	52,964	52,636	—	105,600
Corporate expenses	—	—	23,038	23,038
Other operating income - net	—	—	4,300	4,300

Operating income (loss)	$83,086	$42,113	$(18,738)	$106,461

Capital expenditures	$36,297	$23,116	$—	$59,413
Share-based compensation expense	$1,674	$701	$33	$2,408

Three months ended June 30, 2010
Revenue	$323,769	$377,638	$—	$701,407
Direct operating expenses	144,298	241,586	—	385,884
Selling, general and administrative expenses	64,075	66,617	—	130,692
Depreciation and amortization	55,729	49,570	—	105,299
Corporate expenses	—	—	23,757	23,757
Other operating income - net	—	—	1,720	1,720

Operating income (loss)	$59,667	$19,865	$(22,037)	$57,495

Capital expenditures	$15,221	$22,172	$—	$37,393
Share-based compensation expense	$2,316	$692	$97	$3,105

Six months ended June 30, 2011
Revenue	$630,089	$809,333	$—	$1,439,422
Direct operating expenses	292,984	513,868	—	806,852
Selling, general and administrative expenses	109,599	156,518	—	266,117
Depreciation and amortization	104,050	103,880	—	207,930
Corporate expenses	—	—	45,021	45,021
Other operating income - net	—	—	9,102	9,102

Operating income (loss)	$123,456	$35,067	$(35,919)	$122,604

Capital expenditures	$68,698	$37,076	$—	$105,774
Share-based compensation expense	$3,842	$1,604	$75	$5,521

Six months ended June 30, 2010
Revenue	$594,746	$715,429	$—	$1,310,175
Direct operating expenses	283,606	481,164	—	764,770
Selling, general and administrative expenses	108,552	133,497	—	242,049
Depreciation and amortization	105,180	101,828	—	207,008
Corporate expenses	—	—	44,529	44,529
Other operating income - net	—	—	2,738	2,738

Operating income (loss)	$97,408	$(1,060)	$(41,791)	$54,557

Capital expenditures	$39,926	$46,790	$—	$86,716
Share-based compensation expense	$4,346	$1,295	$181	$5,822

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 10 — GUARANTOR SUBSIDIARIES

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

	June 30, 2011
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$388,191	$—	$—	$252,966	$(24,645)	$616,512
Accounts receivable, net	—	—	235,583	526,374	—	761,957
Intercompany receivables	—	138,471	1,318,913	759	(1,458,143)	—
Other current assets	1,257	—	81,890	142,774	—	225,921

Total Current Assets	389,448	138,471	1,636,386	922,873	(1,482,788)	1,604,390
Property, plant and equipment, net	—	—	1,478,025	805,486	—	2,283,511
Definite-lived intangibles, net	—	—	390,448	282,557	—	673,005
Indefinite-lived intangibles	—	—	1,097,874	16,015	—	1,113,889
Goodwill	—	—	571,932	312,720	—	884,652
Due from Clear Channel Communications	483,917	—	—	—	—	483,917
Intercompany notes receivable	182,026	2,570,855	—	17,832	(2,770,713)	—
Other assets	2,850,928	1,102,213	1,567,868	67,640	(5,426,047)	162,602

Total Assets	$3,906,319	$3,811,539	$6,742,533	$2,425,123	$(9,679,548)	$7,205,966

Accounts payable and accrued expenses	$147	$1,901	$133,103	$492,719	$(24,645)	$603,225
Intercompany payable	1,318,913	—	139,230	—	(1,458,143)	—
Deferred income	—	—	54,855	98,774	—	153,629
Current portion of long-term debt	—	—	—	58,800	—	58,800

Total Current Liabilities	1,319,060	1,901	327,188	650,293	(1,482,788)	815,654

Long-term debt	—	2,500,000	—	211	—	2,500,211
Intercompany notes payable	7,491	—	2,692,367	70,855	(2,770,713)	—
Deferred tax liability	225	22	761,154	53,250	—	814,651
Other long-term liabilities	—	1,158	110,896	164,737	—	276,791
Total shareholders’ equity	2,579,543	1,308,458	2,850,928	1,485,777	(5,426,047)	2,798,659

Total Liabilities and Shareholders’ Equity	$3,906,319	$3,811,539	$6,742,533	$2,425,123	$(9,679,548)	$7,205,966

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Three Months Ended June 30, 2011
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$—	$295,429	$493,779	$—	$789,208
Operating expenses:
Direct operating expenses	—	—	124,959	290,513	—	415,472
Selling, general and administrative expenses	—	—	45,306	97,631	—	142,937
Corporate expenses	3,136	—	13,390	6,512	—	23,038
Depreciation and amortization	—	—	49,368	56,232	—	105,600
Other operating income – net	—	—	3,438	862	—	4,300

Operating income (loss)	(3,136)	—	65,844	43,753	—	106,461
Interest expense – net	(170)	57,812	2,029	1,132	—	60,803
Interest income on debt with Clear Channel Communications	—	—	10,518	—	—	10,518
Intercompany interest income	3,489	57,915	—	254	(61,658)	—
Intercompany interest expense	130	—	61,424	104	(61,658)	—
Equity in earnings (loss) of nonconsolidated affiliates	26,449	13,945	18,070	673	(58,464)	673
Other expense – net	—	(81)	(76)	(120)	—	(277)

Income (loss) before income taxes	26,842	13,967	30,903	43,324	(58,464)	56,572
Income tax expense	(147)	(1,010)	(4,454)	(16,749)	—	(22,360)

Consolidated net income (loss)	26,695	12,957	26,449	26,575	(58,464)	34,212
Less: amount attributable to noncontrolling interest	—	—	—	7,517	—	7,517

Net income (loss) attributable to the Company	$26,695	$12,957	$26,449	$19,058	$(58,464)	$26,695
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	28,366	—	28,366
Foreign currency reclassification adjustment	—	—	—	59	—	59
Unrealized loss on marketable securities	—	—	—	(1,949)	—	(1,949)
Equity in subsidiary comprehensive income (loss)	22,644	19,028	22,644	—	(64,316)	—

Comprehensive income (loss)	$49,339	$31,985	$49,093	$45,534	$(122,780)	$53,171
Less: amount attributable to noncontrolling interest	—	—	—	3,832	—	3,832

Comprehensive income (loss) attributable to the Company	$49,339	$31,985	$49,093	$41,702	$(122,780)	$49,339

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Three Months Ended June 30, 2010
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$—	$285,917	$415,490	$—	$701,407
Operating expenses:
Direct operating expenses	—	—	122,478	263,406	—	385,884
Selling, general and administrative expenses	—	—	55,598	75,094	—	130,692
Corporate expenses	3,530	535	14,250	5,442	—	23,757
Depreciation and amortization	—	—	52,171	53,128	—	105,299
Other operating income – net	—	—	470	1,250	—	1,720

Operating income (loss)	(3,530)	(535)	41,890	19,670	—	57,495
Interest expense – net	141	57,813	1,656	785	—	60,395
Interest income on debt with Clear Channel Communications	—	—	3,806	—	—	3,806
Intercompany interest income	3,579	58,606	—	249	(62,434)	—
Intercompany interest expense	121	—	61,668	645	(62,434)	—
Equity in earnings (loss) of nonconsolidated affiliates	(8,994)	54	2,623	21	6,300	4
Other expense – net	—	—	(3)	(4,152)	—	(4,155)

Income (loss) before income taxes	(9,207)	312	(15,008)	14,358	6,300	(3,245)
Income tax benefit (expense)	80	606	6,014	(5,959)	—	741

Consolidated net income (loss)	(9,127)	918	(8,994)	8,399	6,300	(2,504)
Less amount attributable to noncontrolling interest	—	—	—	6,623	—	6,623

Net income (loss) attributable to the Company	$(9,127)	$918	$(8,994)	$1,776	$6,300	$(9,127)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	1,805	—	(68,892)	—	(67,087)
Foreign currency reclassification Adjustment	—	—	—	(1,365)	—	(1,365)
Unrealized loss on marketable securities	—	—	—	(2,328)	—	(2,328)
Equity in subsidiary comprehensive income (loss)	(66,889)	(65,481)	(66,889)	—	199,259	—

Comprehensive income (loss)	$(76,016)	$(62,758)	$(75,883)	$(70,809)	$205,559	$(79,907)
Less amount attributable to noncontrolling interest	—	—	—	(3,891)	—	(3,891)

Comprehensive income (loss) attributable to the Company	$(76,016)	$(62,758)	$(75,883)	$(66,918)	$205,559	$(76,016)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Six Months Ended June 30, 2011
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$—	$544,798	$894,624	$—	$1,439,422
Operating expenses:
Direct operating expenses	—	—	246,546	560,306	—	806,852
Selling, general and administrative expenses	—	—	90,517	175,600	—	266,117
Corporate expenses	6,088	—	24,907	14,026	—	45,021
Depreciation and amortization	—	—	96,294	111,636	—	207,930
Other operating income– net	—	—	7,596	1,506	—	9,102

Operating income (loss)	(6,088)	—	94,130	34,562	—	122,604
Interest expense – net	(109)	115,625	3,862	2,408	—	121,786
Interest income on debt with Clear Channel Communications	—	—	19,571	—	—	19,571
Intercompany interest income	6,954	115,857	—	502	(123,313)	—
Intercompany interest expense	256	—	122,823	234	(123,313)	—
Equity in earnings (loss) of nonconsolidated affiliates	16,704	16,036	23,588	601	(56,327)	602
Other income (expense) – net	—	61	(130)	2,903	—	2,834

Income (loss) before income taxes	17,423	16,329	10,474	35,926	(56,327)	23,825
Income tax benefit (expense)	(269)	(354)	6,230	(5,612)	—	(5)

Consolidated net income (loss)	17,154	15,975	16,704	30,314	(56,327)	23,820
Less amount attributable to noncontrolling interest	—	—	—	6,666	—	6,666

Net income (loss) attributable to the Company	17,154	15,975	16,704	23,648	(56,327)	17,154
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	66,385	—	66,385
Foreign currency reclassification adjustment	—	—	—	148	—	148
Unrealized gain on marketable securities	—	—	—	520	—	520
Equity in subsidiary comprehensive income (loss)	60,919	54,947	60,919	—	(176,785)	—

Comprehensive income (loss)	78,073	70,922	77,623	90,701	(233,112)	84,207
Less amount attributable to noncontrolling interest	—	—	—	6,134	—	6,134

Comprehensive income (loss) attributable to the Company	$78,073	$70,922	$77,623	$84,567	$(233,112)	$78,073

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Six Months Ended June 30, 2010
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$—	$519,443	$790,732	$—	$1,310,175
Operating expenses:
Direct operating expenses	—	—	242,096	522,674	—	764,770
Selling, general and administrative expenses	—	—	92,700	149,349	—	242,049
Corporate expenses	6,900	535	26,719	10,375	—	44,529
Depreciation and amortization	—	—	98,013	108,995	—	207,008
Other operating income– net	—	—	1,967	771	—	2,738

Operating income (loss)	(6,900)	(535)	61,882	110	—	54,557
Interest expense – net	249	115,062	1,286	2,116	—	118,713
Interest income on debt with Clear Channel Communications	—	—	7,219	—	—	7,219
Intercompany interest income	7,091	115,745	—	493	(123,329)	—
Intercompany interest expense	242	—	121,854	1,233	(123,329)	—
Equity in earnings (loss) of nonconsolidated affiliates	(56,722)	(25,928)	(19,565)	(616)	102,032	(799)
Other expense – net	—	—	(91)	(4,901)	—	(4,992)

Income (loss) before income taxes	(57,022)	(25,780)	(73,695)	(8,263)	102,032	(62,728)
Income tax benefit (expense)	113	301	16,973	(5,942)	—	11,445

Consolidated net income (loss)	(56,909)	(25,479)	(56,722)	(14,205)	102,032	(51,283)
Less amount attributable to noncontrolling interest	—	—	—	5,626	—	5,626

Net income (loss) attributable to the Company	$(56,909)	$(25,479)	$(56,722)	$(19,831)	$102,032	$(56,909)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	3,796	—	(110,385)	—	(106,589)
Foreign currency reclassification adjustment	—	—	—	(1,141)	—	(1,141)
Unrealized loss on marketable securities	—	—	—	(4,948)	—	(4,948)
Equity in subsidiary comprehensive income (loss)	(108,945)	(109,582)	(108,945)	—	327,472	—

Comprehensive income (loss)	$(165,854)	$(131,265)	$(165,667)	$(136,305)	$429,504	$(169,587)
Less amount attributable to noncontrolling interest	—	—	—	(3,733)	—	(3,733)

Comprehensive income (loss) attributable to the Company	$(165,854)	$(131,265)	$(165,667)	$(132,572)	$429,504	$(165,854)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Six Months Ended June 30, 2011
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Consolidated net income (loss)	$17,154	$15,975	$16,704	$30,314	$(56,327)	$23,820

Reconciling items:
Depreciation and amortization	—	—	96,294	111,636	—	207,930
Deferred taxes	—	22	(1,120)	(15,327)	—	(16,425)
Provision for doubtful accounts	—	—	289	3,022	—	3,311
Other reconciling items – net	(16,704)	(16,036)	(23,598)	(3,855)	56,327	(3,866)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	—	—	14,680	(18,215)	—	(3,535)
Increase in deferred income	—	—	16,391	32,224	—	48,615
Decrease in accrued expenses	—	—	(21,885)	(11,009)	—	(32,894)
Increase (decrease) in accounts payable and other liabilities	—	50	27,179	(5,697)	(18,132)	3,400
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	458	1,736	(22,274)	(13,844)	—	(33,924)

Net cash provided by (used for) operating activities	908	1,747	102,660	109,249	(18,132)	196,432
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(65,307)	(40,467)	—	(105,774)
Equity contributions to subsidiaries	—	—	(97)	—	97	—
Purchases of other operating assets	—	—	(3,522)	(312)	—	(3,834)
Proceeds from disposal of assets	—	—	6,925	3,253	—	10,178
Decrease in intercompany notes receivable – net	—	20,100	—	—	(20,100)	—
Change in other – net	—	—	879	619	(704)	794

Net cash provided by (used for) investing activities	—	20,100	(61,122)	(36,907)	(20,707)	(98,636)
Cash flows from financing activities:
Payments on credit facilities	—	—	—	(1,893)	—	(1,893)
Payments on long-term debt	—	—	—	(5,878)	—	(5,878)
Increase in intercompany notes payable – net	—	—	—	(20,100)	20,100	—
Net transfers to Clear Channel Communications	(100,155)	—	—	—	—	(100,155)
Intercompany funding	59,967	(21,847)	(41,538)	3,418	—	—
Equity contributions from parent	—	—	—	97	(97)	—
Change in other – net	729	—	—	(6,041)	704	(4,608)

Net cash provided by (used for) financing activities	(39,459)	(21,847)	(41,538)	(30,397)	20,707	(112,534)

Effect of exchange rate changes on cash	—	—	—	7,232	—	7,232

Net increase (decrease) in cash and cash equivalents	(38,551)	—	—	49,177	(18,132)	(7,506)

Cash and cash equivalents at beginning of period	426,742	—	—	203,789	(6,513)	624,018

Cash and cash equivalents at end of period	$388,191	$—	$—	$252,966	$(24,645)	$616,512

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Six Months Ended June 30, 2010
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Consolidated net income (loss)	$(56,909)	$(25,479)	$(56,722)	$(14,205)	$102,032	$(51,283)

Reconciling items:
Depreciation and amortization	—	—	98,013	108,995	—	207,008
Deferred taxes	—	—	(20,314)	(8,819)	—	(29,133)
Provision for doubtful accounts	—	—	280	1,870	—	2,150
Other reconciling items – net	56,722	29,724	17,212	9,936	(102,032)	11,562
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	—	(15,602)	(10,346)	—	(25,948)
Increase in deferred income	—	—	18,475	16,801	—	35,276
Increase (decrease) in accrued expenses	—	534	30,657	(21,111)	—	10,080
Increase (decrease) in accounts payable and other liabilities	—	37	357	(11,992)	6,720	(4,878)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	1,647	(1,725)	11,292	6,889	—	18,103

Net cash provided by operating activities	1,460	3,091	83,648	78,018	6,720	172,937
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(36,968)	(49,748)	—	(86,716)
Equity contributions to subsidiaries	—	—	(331)	—	331	—
Purchases of other operating assets	—	—	(425)	—	—	(425)
Proceeds from disposal of assets	—	—	2,626	1,284	—	3,910
Change in other – net	—	—	(657)	(1,593)	(237)	(2,487)

Net cash provided by (used for) investing activities	—	—	(35,755)	(50,057)	94	(85,718)
Cash flows from financing activities:
Draws on credit facilities	—	—	—	304	—	304
Payments on credit facilities	—	—	(2)	(43,539)	—	(43,541)
Proceeds from long-term debt	—	—	—	6,844	—	6,844
Payments on long-term debt	—	—	—	(7,829)	—	(7,829)
Net transfers to Clear Channel Communications	(23,677)	—	—	—	—	(23,677)
Intercompany funding	18,966	(3,091)	(47,891)	32,016	—	—
Equity contributions from parent	—	—	—	331	(331)	—
Change in other – net	640	—	—	(4,448)	237	(3,571)

Net cash used for financing activities	(4,071)	(3,091)	(47,893)	(16,321)	(94)	(71,470)

Effect of exchange rate changes on cash	—	—	—	(8,641)	—	(8,641)

Net increase (decrease) in cash and cash equivalents	(2,611)	—	—	2,999	6,720	7,108

Cash and cash equivalents at beginning of period	446,118	—	—	178,331	(15,013)	609,436

Cash and cash equivalents at end of period	$443,507	$—	$—	$181,330	$(8,293)	$616,544

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

We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Other operating income—net, Interest expense, Equity in loss of nonconsolidated affiliates, Other income (expense) – net and Income tax benefit (expense) are managed on a total company basis and are, therefore, included only in our discussion of consolidated results. Management typically monitors our businesses by reviewing the average rates, average revenue per display, occupancy, and inventory levels of each of our display types by market.

Part of our long-term strategy for our Americas and International businesses is to pursue the technology of digital displays, including flat screens, LCDs and LEDs, as alternatives to traditional methods of displaying our clients’ advertisements. We are currently installing these technologies in certain markets.

Advertising revenue for our segments is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally. According to the U.S. Department of Commerce, revised U.S. GDP growth for the first quarter of 2011 was 0.4% and estimated U.S. GDP growth for the second quarter of 2011 was 1.3%. Internationally, our results are impacted by fluctuations in foreign currency exchange rates as well as the economic conditions in the foreign markets in which we have operations.

Executive Summary

The key developments in our business for the three and six months ended June 30, 2011 are summarized below:

•	Consolidated revenue increased $87.8 million and $129.2 million during the three and six months ended June 30, 2011, respectively, compared to the same periods of 2010.
•

Americas revenue increased $17.0 million and $35.3 million during the three and six months ended June 30, 2011, respectively, compared to the same periods of 2010, driven by revenue growth across our bulletin, airport and shelter displays, particularly digital displays. During the six months ended June 30, 2011, we deployed 96 digital displays in the United States, compared to 65 in the six months ended June 30, 2010. We continue to see opportunities to invest in digital displays and expect our digital display deployments will continue throughout 2011.

•

International revenue increased $70.8 million and $93.9 million during the three and six months ended June 30, 2011, respectively, compared to the same periods of 2010, primarily as a result of increased street furniture revenues and the effects of movements in foreign exchange. The weakening of the U.S. Dollar throughout the first half of 2011 has significantly contributed to revenue growth in our International advertising business. The revenue increase attributable to movements in foreign exchange was $46.3 million and $54.3 million for the three and six months ended June 30, 2011, respectively.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of the three and six months ended June 30, 2011 to the three and six months ended June 30, 2010 is as follows:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2011	2010	Change	2011	2010	Change
Revenue	$789,208	$701,407	13%	$1,439,422	$1,310,175	10%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	415,472	385,884	8%	806,852	764,770	6%
Selling, general and administrative expenses (excludes depreciation and amortization)	142,937	130,692	9%	266,117	242,049	10%
Corporate expenses (excludes depreciation and amortization)	23,038	23,757	(3%)	45,021	44,529	1%
Depreciation and amortization	105,600	105,299	0%	207,930	207,008	0%
Other operating income – net	4,300	1,720		9,102	2,738

Operating income	106,461	57,495		122,604	54,557
Interest expense	60,803	60,395		121,786	118,713
Interest income on debt with Clear Channel Communications	10,518	3,806		19,571	7,219
Equity in earnings (loss) of nonconsolidated affiliates	673	4		602	(799)
Other income (expense) – net	(277)	(4,155)		2,834	(4,992)

Income (loss) before income taxes	56,572	(3,245)		23,825	(62,728)
Income tax benefit (expense)	(22,360)	741		(5)	11,445

Consolidated net income (loss)	$34,212	$(2,504)		$23,820	$(51,283)
Less amount attributable to noncontrolling interest	7,517	6,623		6,666	5,626

Net income (loss) attributable to the Company	$26,695	$(9,127)		$17,154	$(56,909)

Consolidated Revenue

Our consolidated revenue increased $87.8 million during the second quarter of 2011 compared to the same period of 2010. Americas revenue increased $17.0 million, driven by increases in revenue across bulletin, airport and shelter displays, particularly digital displays, as a result of our continued deployment of new digital displays and increased rates. Our International revenue increased $70.8 million, primarily from increased street furniture revenue across our markets and a $46.3 million increase from the impact of movements in foreign exchange.

Our consolidated revenue increased $129.2 million during the first six months of 2011 compared to the same period of 2010. Americas revenue increased $35.3 million, driven by increases in revenue across bulletin, airport and shelter displays, particularly digital displays, as a result of our continued deployment of new digital displays and increased rates. Our International revenue increased $93.9 million, primarily from increased street furniture revenue across our markets and a $54.3 million increase from the impact of movements in foreign exchange.

Consolidated Direct Operating Expenses

Direct operating expenses increased $29.6 million during the second quarter of 2011 compared to the same period of 2010. Americas direct operating expenses increased $5.2 million, primarily due to increased site lease expense associated with the increase in revenue and the deployment of digital displays. Direct operating expenses in our International segment increased $24.4 million, primarily from a $29.0 million increase from movements in foreign exchange. In addition, increased site lease expense in our International segment associated with the increased revenue was offset by a $7.1 million decline in restructuring expenses in the current year.

Direct operating expenses increased $42.1 million during the first six months of 2011 compared to the same period of 2010. Americas direct operating expenses increased $9.4 million, primarily due to increased site lease expense associated with the increase in revenue and the deployment of digital displays. Direct operating expenses in our International segment increased $32.7 million, primarily from a $35.1 million increase from movements in foreign exchange. Higher direct production costs in our International segment and site lease expense partially offset a $7.8 million decline in restructuring expenses in the current year.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased $12.2 million during the second quarter of 2011 compared to the same period of 2010. SG&A expenses decreased $8.8 million in our Americas segment, primarily as a result of the $9.5 million prior year impact related to unfavorable litigation recorded in the second quarter of 2010 in addition to a $2.9 million decrease in restructuring expenses in the current year. Our International SG&A expenses increased $21.1 million primarily due to a $9.6 million increase from movements in foreign exchange and a $6.3 million increase related to the unfavorable impact of litigation.

SG&A expenses increased $24.1 million during the first six months of 2011 compared to the same period of 2010. A decline in legal and restructuring expenses was offset by an increase in commission expense, resulting in relatively flat SG&A expenses in our Americas segment. Our International SG&A expenses increased $23.0 million primarily due to a $10.7 million increase from movements in foreign exchange and a $6.3 million increase related to the unfavorable impact of litigation.

Corporate Expenses

Corporate expenses were relatively flat during the second quarter and first six months of 2011 compared to the same periods of 2010, primarily due to a decrease in bonus expense due to the timing and amounts recorded under our variable compensation plans and general corporate infrastructure support services being offset by an increase in divisional corporate expenses.

Other Operating Income - Net

Other operating income of $4.3 million and $9.1 million in the second quarter and first six months of 2011, respectively, primarily related to proceeds received from condemnations of bulletins.

Other Income (Expense) - Net

Other income of $2.8 million for the first six months of 2011 primarily related to a $3.4 million foreign exchange translation gain on short term intercompany accounts.

Income Tax Benefit (Expense)

Our operations are included in a consolidated income tax return filed by CC Media Holdings, Inc. (“CC Media Holdings”). However, for our financial statements, our provision for income taxes was computed as if we file separate consolidated federal income tax returns with our subsidiaries.

Our effective tax rate for the second quarter and first six months of 2011 was 39.5% and 0%, respectively. Our effective rate for the six months ended June 30, 2011 was primarily impacted by our settlement of U.S. federal and state tax examinations during the quarter. Pursuant to the settlements, we recorded a reduction to income tax expense of approximately $3.7 million to reflect the net tax benefits of the settlements. In addition, the effective rate for the six months ended June 30, 2011 was impacted by our ability to benefit from certain tax loss carryforwards in foreign jurisdictions as a result of increased taxable income during 2011, where the losses previously did not provide a benefit.

Our effective tax rate for the second quarter and first six months of 2010 was 22.8% and 18.2%, respectively. The 2010 effective rates were impacted primarily as a result of our inability to benefit from tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years.

Americas Results of Operations

Our Americas operating results were as follows:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2011	2010	Change	2011	2010	Change
Revenue	$340,775	$323,769	5%	$630,089	$594,746	6%
Direct operating expenses	149,493	144,298	4%	292,984	283,606	3%
SG&A expenses	55,232	64,075	(14%)	109,599	108,552	1%
Depreciation and amortization	52,964	55,729	(5%)	104,050	105,180	(1%)

Operating income	$83,086	$59,667		$123,456	$97,408

Three Months

Our Americas revenue increased $17.0 million during the second quarter of 2011 compared to the same period of 2010, driven by revenue increases across our bulletin, airport and shelter displays, and particularly digital displays. Bulletin revenues increased due to digital growth driven by the increased number of digital displays, in addition to increased rates. Airport and shelter revenues increased on higher average rates.

Direct operating expenses increased $5.2 million, primarily due to increased site lease expense associated with the increase in revenue and the increased deployment of digital displays. SG&A expenses decreased $8.8 million, primarily as a result of the $9.5 million prior year impact related to unfavorable litigation recorded in the second quarter of 2010 in addition to a $2.9 million decrease in restructuring expenses in the current year. The decreases were partially offset by increased commission associated with the revenue increase.

Six Months

Our Americas revenue increased $35.3 million during the first six months of 2011 compared to the same period of 2010, driven by revenue increases across our bulletin, airport and shelter displays, and particularly digital displays. Bulletin revenues increased primarily due to digital growth driven by the increased number of digital displays, in addition to increased rates. Airport and shelter revenues increased on higher average rates.

Direct operating expenses increased $9.4 million, primarily due to increased site lease expense associated with the increase in revenue and the increased deployment of digital displays. We also experienced an increase related to structure maintenance and electricity for new digital bulletins as well as existing displays. A decline in legal and restructuring expenses offset by an increase in commission expense resulted in SG&A expenses being relatively flat compared to the same period of 2010.

International Results of Operations

Our International operating results were as follows:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2011	2010	Change	2011	2010	Change
Revenue	$448,433	$377,638	19%	$809,333	$715,429	13%
Direct operating expenses	265,979	241,586	10%	513,868	481,164	7%
SG&A expenses	87,705	66,617	32%	156,518	133,497	17%
Depreciation and amortization	52,636	49,570	6%	103,880	101,828	2%

Operating income (loss)	$42,113	$19,865		$35,067	$(1,060)

Three Months

International revenue increased $70.8 million during the second quarter of 2011 compared to the same period of 2010, partially as a result of increased street furniture revenue across most of our markets, particularly China and Sweden where improved economic conditions and new contracts contributed to revenue increases. In addition, revenue from equipment sales in France increased compared to the prior year. Foreign exchange movements resulted in a $46.3 million increase in revenue.

Direct operating expenses increased $24.4 million, primarily attributable to a $29.0 million increase from movements in foreign exchange. In addition, increased site lease expense associated with the increase in revenue was offset by a $7.1 million decrease in restructuring expenses. SG&A expenses increased $21.1 million primarily due to a $9.6 million increase from movements in foreign exchange and a $6.3 million increase related to the unfavorable impact of litigation.

Six Months

International revenue increased $93.9 million during the first six months of 2011 compared to the first six months of 2010, partially as a result of increased street furniture revenue across most of our markets, particularly China and Sweden. Foreign exchange movements resulted in a $54.3 million increase in revenue.

Direct operating expenses increased $32.7 million, attributable to a $35.1 million increase from movements in foreign exchange. In addition, higher direct production costs and site lease expense, both associated with the increase in revenue, were offset by a $7.8 million decrease in expenses associated with our restructuring program. SG&A expenses increased $23.0 million primarily due to a $10.7 million increase from movements in foreign exchange and a $6.3 million increase related to the unfavorable impact of litigation.

Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Americas	$83,086	$59,667	$123,456	$97,408
International	42,113	19,865	35,067	(1,060)
Corporate expenses	(23,038)	(23,757)	(45,021)	(44,529)
Other operating income – net	4,300	1,720	9,102	2,738

Consolidated operating income	$106,461	$57,495	$122,604	$54,557

Share-Based Compensation Expense

The following table presents amounts related to share-based compensation expense for the three and six months ended June 30, 2011 and 2010, respectively:

	$123,456	$123,456	$123,456	$123,456
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Americas	$1,674	$2,316	$3,842	$4,346
International	701	692	1,604	1,295
Corporate	33	97	75	181

Total share-based compensation expense	$2,408	$3,105	$5,521	$5,822

As of June 30, 2011, there was $22.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately three years. As of June 30, 2011, there was $0.3 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on performance and service conditions. This cost will be recognized when it becomes probable that the performance condition will be satisfied.

LIQUIDITY AND CAPITAL RESOURCES

Clear Channel Communications’ Merger

Clear Channel Communications, Inc.’s (“Clear Channel Communications”) capitalization, liquidity and capital resources substantially changed due to the consummation of its merger on July 30, 2008 with entities formed by private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. Upon the closing of the merger, Clear Channel Communications incurred additional debt and became highly leveraged. We are not borrowers or guarantors under Clear Channel Communications’ credit agreements other than for direct borrowings by certain of our International subsidiaries under the $145.0 million sub-limit included in Clear Channel Communications’ $1.9 billion revolving credit facility and we are not a guarantor of Clear Channel

Communications’ debt. The obligations of these International subsidiaries that are borrowers under the revolving credit facility are guaranteed by certain of our material wholly-owned subsidiaries, and secured by substantially all of the assets of such borrowers and guarantors, subject to permitted liens and other exceptions. As of June 30, 2011, we had no outstanding borrowings under the $145.0 million sub-limit facility.

Also, so long as Clear Channel Communications maintains a significant interest in us, pursuant to the Master Agreement, dated November 16, 2005, between Clear Channel Communications and us, Clear Channel Communications will have the option to limit our ability to incur debt or issue equity securities, among other limitations, which could adversely affect our ability to meet our liquidity needs.

Cash Flows

The following discussion highlights our cash flow activities during the six months ended June 30, 2011 and 2010.

(In thousands)	Six Months Ended June 30,
	2011	2010
Cash provided by (used for):
Operating activities	$196,432	$172,937
Investing activities	$(98,636)	$(85,718)
Financing activities	$(112,534)	$(71,470)

Operating Activities

Our net income, adjusted for $183.4 million of non-cash items, provided positive cash flows of $207.3 million during the first six months of 2011. Our net loss, adjusted for $191.6 million of non-cash items, provided positive cash flows of $140.3 million in the first six months of 2010. Cash provided by operating activities during the six months ended June 30, 2011 was $196.4 million compared to $172.9 million for the same period of 2010. Cash generated by higher operating income compared to the prior year as a result of improved operating performance was offset by higher variable compensation payments in the first six months of 2011 associated with our employee incentive programs based on 2010 operating performance.

Non-cash items affecting our net income (loss) include depreciation and amortization, deferred taxes, gain on disposal of operating assets, provision for doubtful accounts, share-based compensation, equity in earnings of nonconsolidated affiliates, amortization of deferred financing charges - net and other reconciling items – net as presented on the face of the statement of cash flows.

Investing Activities

Cash used for investing activities during the first six months of 2011 primarily reflected capital expenditures of $105.8 million. We spent $68.7 million in our Americas segment primarily related to the construction of new billboards, and $37.1 million in our International segment primarily related to new billboard and street furniture contracts and renewals of existing contracts.

Cash used for investing activities of $85.7 million for the six months ended June 30, 2010 primarily reflected capital expenditures of $86.7 million. We spent $39.9 million in our Americas segment primarily related to the construction of new billboards and $46.8 million in our International segment primarily related to new billboard and street furniture contracts and renewals of existing contracts.

Financing Activities

Net cash used for financing activities of $112.5 million for the six months ended June 30, 2011 primarily related to net transfers of cash to Clear Channel Communications which represents the activity in the “Due from/to Clear Channel Communications” account.

Net cash used for financing activities of $71.5 million for the six months ended June 30, 2010 reflected payments on credit facilities and long-term debt of $43.5 million and $7.8 million, respectively, and net transfers to Clear Channel Communications of $23.7 million.

Anticipated Cash Requirements

Our primary source of liquidity is cash on hand and cash flow from operations. Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations and borrowing capacity under the revolving promissory note with Clear Channel Communications will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. In addition, we expect to be in compliance with the covenants governing our indebtedness in 2011. However, our anticipated results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants. In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

Furthermore, in its Quarterly Report on Form 10-Q filed with the SEC on August 3, 2011, Clear Channel Communications stated that it expects to be in compliance with the covenants in its material financing agreements in 2011. Clear Channel Communications similarly stated in such Quarterly Report that its anticipated results are also subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants. Moreover, Clear Channel Communications stated in such Quarterly Report that its ability to comply with the covenants in its material financing agreements may be affected by events beyond its control, including prevailing economic, financial and industry conditions. As discussed therein, the breach of any covenants set forth in Clear Channel Communications’ financing agreements would result in a default thereunder, and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, as discussed therein, the lenders under the revolving credit facility under Clear Channel Communications’ senior secured credit facilities would have the option to terminate their commitments to make further extensions of revolving credit thereunder. In addition, Clear Channel Communications stated in such Quarterly Report that if Clear Channel Communications is unable to repay its obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. Finally, Clear Channel Communications stated in such Quarterly Report that a default or acceleration under any of its material financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.

For so long as Clear Channel Communications maintains significant control over us, a deterioration in the financial condition of Clear Channel Communications could have the effect of increasing our borrowing costs or impairing our access to capital markets. As of June 30, 2011, Clear Channel Communications had $1.2 billion recorded as “Cash and cash equivalents” on its condensed consolidated balance sheets.

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

SOURCES OF CAPITAL

As of June 30, 2011 and December 31, 2010, we had the following debt outstanding, cash and cash equivalents and amounts due from Clear Channel Communications:

(In millions)	June 30, 2011	December 31, 2010

Clear Channel Worldwide Holdings Senior Notes	$2,500.0	$2,500.0
Other debt	59.0	63.8

Total debt	2,559.0	2,563.8
Less: Cash and cash equivalents	616.5	624.0
Less: Due from Clear Channel Communications	483.9	383.8

	$1,458.6	$1,556.0

We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Bank Credit Facility ($145.0 million sub-limit within Clear Channel Communications’ $1.9 billion revolving credit facility)

In addition to cash flows from operations, another potential source of liquidity to us is through borrowings under a $145.0 million sub-limit included in Clear Channel Communications’ multicurrency $1.9 billion revolving credit facility with a maturity in July 2014. Certain of our International subsidiaries may borrow under the sub-limit to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. The obligations of these International subsidiaries that are borrowers under the revolving credit facility are guaranteed by certain of our material wholly-owned subsidiaries, and secured by substantially all of the assets of such borrowers and guarantors, subject to permitted liens and other exceptions. As of June 30, 2011, we had no outstanding borrowings under the $145.0 million sub-limit facility.

Promissory Notes with Clear Channel Communications

We maintain accounts that represent net amounts due to or from Clear Channel Communications, which is recorded as “Due from/to Clear Channel Communications” on our condensed consolidated balance sheets. The accounts represent our revolving promissory note issued by us to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to us in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances. Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications. At June 30, 2011 and December 31, 2010, the asset recorded in “Due from Clear Channel Communications” on our condensed consolidated balance sheet was $483.9 million and $383.8 million, respectively. At June 30, 2011, we had no borrowings under the cash management note to Clear Channel Communications.

The net interest income for the three months ended June 30, 2011 and 2010 was $10.5 million and $3.8 million, respectively. The net interest income for the six months ended June 30, 2011 and 2010 was $19.6 million and $7.2 million, respectively. At June 30, 2011 and December 31, 2010, the interest rate on the “Due from Clear Channel Communications” account was 9.25%, which represents the fixed interest rate on the Clear Channel Worldwide Holdings Senior Notes.

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

The Series A Notes indenture and the Series B Notes indenture restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test. In order to incur additional indebtedness under this test, our debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 6.5:1 and 3.25:1 for total debt and senior debt, respectively. The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B Notes indenture also permits us to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if our debt to adjusted EBITDA ratios (as defined by the indenture) are lower than 6.0:1 and 3.0:1 for total debt and senior debt, respectively. The Series A Notes indenture does not limit our ability to pay dividends. The Series B Notes indenture contains certain exceptions that allow us to incur additional indebtedness and pay dividends, including a $500 million exception for the payment of dividends. We were in compliance with these covenants as of June 30, 2011.

Consolidated leverage ratio, defined as total debt divided by EBITDA for the preceding four quarters was 3.3:1 at June 30, 2011, and senior leverage ratio, defined as senior debt divided by EBITDA for the preceding four quarters was also 3.3:1 at June 30, 2011. Our adjusted EBITDA of $775.8 million is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense) – net, plus non-cash compensation, and is further adjusted for the following items: (i) an increase of $38.7 million for non-cash items; (ii) an increase of $16.4 million related to expenses incurred associated with our cost savings program; and (iii) an increase of $10.3 million for various other items.

Other Debt

Other debt consists primarily of loans with international banks. At June 30, 2011, approximately $59.0 million was outstanding as other debt.

Clear Channel Communications’ Debt Covenants

The Clear Channel Communications’ $1.9 billion revolving credit facility contains a significant financial covenant which requires Clear Channel Communications to comply on a quarterly basis with a financial covenant limiting the ratio of its consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA for the preceding four quarters (maximum of 9.5:1). The financial covenant becomes more restrictive over time beginning in the second quarter of 2013. In its Quarterly Report on Form 10-Q filed with the SEC on August 3, 2011, Clear Channel Communications stated that it was in compliance with this covenant as of June 30, 2011.

Clear Channel Communications’ Refinancing Transactions

During the first six months of 2011 Clear Channel Communications amended its senior secured credit facilities and its receivables based credit facility (the “Amendments”) and issued $1.75 billion aggregate principal amount of 9.0% Priority Guarantee Notes due 2021 (the “9.0% Priority Guarantee Notes”). In February 2011, Clear Channel Communications issued $1.0 billion aggregate principal amount of the 9.0% Priority Guarantee Notes (the “February 2011 Offering”), and in June 2011, Clear Channel Communications issued $750.0 million aggregate principal amount of the 9.0% Priority Guarantee Notes (the “June 2011 Offering”). Clear Channel Communications used a portion of the proceeds from the February 2011 Offering to prepay $500.0 million of the indebtedness outstanding under its senior secured credit facilities. As a result of the prepayment, the revolving credit commitments under Clear Channel Communications’ revolving credit facility were permanently reduced from $2.0 billion to $1.9 billion and the sub-limit under which certain of our international subsidiaries may borrow (to the extent that Clear Channel Communications has not already borrowed against this capacity) was reduced from $150.0 million to $145.0 million. The Amendments, among other things, provide greater flexibility for us and our subsidiaries to incur new debt, provided that the net proceeds distributed to Clear Channel Communications from the issuance of such new debt are used to pay down senior secured credit facility indebtedness.

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

MARKET RISK

We are exposed to market risks arising from changes in market rates and prices, including movement in equity security prices and foreign currency exchange rates.

Equity Price Risk

The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value and comprehensive income at June 30, 2011 by $1.7 million.

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world. Foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported net income of approximately $26.7 million and $30.5 million for the three and six months ended June 30, 2011, respectively. We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have increased our net income for the three and six months ended June 30, 2011 by approximately $2.7 million and $3.1 million, respectively, and that a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have decreased our net income by a corresponding amount.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU updates Topic 805 to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments of this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted the provisions of ASU 2010-29 on January 1, 2011 without material impact to our disclosures.

In April 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this ASU to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU are to be applied prospectively for interim and annual periods beginning after December 15, 2011. We do not expect the provisions of ASU 2011-04 to have a material effect on our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The changes apply for interim and annual financial statements and should be applied retrospectively, effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We currently comply with the provisions of this ASU by presenting the components of comprehensive income in a single continuous financial statement within our consolidated statement of operations for both interim and annual periods.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, our ability to comply with the covenants in the agreements governing our indebtedness and the availability of capital and the terms thereof. Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our future performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. We do not intend, nor do we undertake any duty, to update any forward-looking statements.

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

•	the impact of the geopolitical environment;
•	industry conditions, including competition;
•	legislative or regulatory requirements;
•	fluctuations in operating costs;
•	technological changes and innovations;
•	changes in labor conditions;
•	capital expenditure requirements;
•	fluctuations in exchange rates and currency values;
•	the outcome of pending and future litigation;
•	changes in interest rates;
•	taxes and tax disputes;
•	shifts in population and other demographics;
•	access to capital markets and borrowed indebtedness;
•	the risk that we may not be able to integrate the operations of acquired companies successfully;
•	the risk that our cost savings initiatives may not be entirely successful or that any cost savings achieved from those initiatives may not persist;
•	the effect of leverage on our financial position and earnings;
•	the impact of the above and similar factors on Clear Channel Communications, Inc., our primary direct or indirect external source of capital; and
•	certain other factors set forth in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2010.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Office of the Chief Executive Officer (performing the functions of principal executive officer) and our Chief Financial Officer (principal financial officer), we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Office of the Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Office of the Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On or about July 12, 2006 and April 12, 2007, two of our operating businesses (L&C Outdoor Ltda. (“L&C”) and Publicidad Klimes Sao Paulo Ltda. (“Klimes”), respectively) in the Sao Paulo, Brazil market received notices of infraction from the state taxing authority, seeking to impose a value added tax (“VAT”) on such businesses, retroactively for the period from December 31, 2001 through January 31, 2006. The taxing authority contends that these businesses fall within the definition of “communication services” and as such are subject to the VAT.

L&C and Klimes have filed separate petitions to challenge the imposition of this tax. L&C’s challenge was unsuccessful at the first administrative level, but successful at the second administrative level. The state taxing authority filed an appeal to the third and final administrative level, which required consideration by a full panel of 16 administrative law judges. On September 27, 2010, L&C received an unfavorable ruling at this final administrative level, which concluded that the VAT applied. L&C intends to appeal this ruling to the judicial level. In addition, L&C has filed a petition to have the case remanded to the second administrative level for consideration of the reasonableness of the amount of the penalty assessed against it. The amounts allegedly owed by L&C are approximately $10.3 million in taxes, approximately $20.5 million in penalties and approximately $34.3 million in interest (as of June 30, 2011 at an exchange rate of 0.64). At June 30, 2011, the range of reasonably possible loss is from zero to approximately $65.1 million. The maximum loss that could ultimately be paid depends on the timing of the final resolution at the judicial level and applicable future interest rates. Based on our review of the law, the outcome of similar cases in at the judicial level and the advice of counsel, we have not accrued any costs related to these claims and believe the occurrence of loss is not probable.

Klimes’ challenge was unsuccessful at the first administrative level, and denied at the second administrative level on or about September 24, 2009. On January 5, 2011, the administrative law judges at the third administrative level published a ruling that the VAT applies but significantly reduced the penalty assessed by the taxing authority. With the penalty reduction, the amounts allegedly owed by Klimes are approximately $11.6 million in taxes, approximately $5.8 million in penalties and approximately $21 million in interest (as of June 30, 2011 at an exchange rate of 0.64). In late February 2011, Klimes filed a writ of mandamus in the 13th lower public treasury court in São Paulo, State of São Paulo, appealing the administrative court’s decision that the VAT applies. On that same day, Klimes filed a motion for an injunction barring the taxing authority from collecting the tax, penalty and interest while the appeal is pending. The court denied the motion in early April 2011. Klimes filed a motion for reconsideration with the court and also appealed that ruling to the São Paulo State Higher Court, which affirmed in late April 2011. On June 20, 2011, the 13th lower public treasury court in São Paulo reconsidered its prior ruling and granted Klimes an injunction suspending any collection effort by the taxing authority until a decision on the merits is obtained at the first judicial level. At June 30, 2011, the range of reasonably possible loss is from zero to approximately $38.4 million. The maximum loss that could ultimately be paid depends on the timing of the final resolution at the judicial level and applicable future interest rates. Based on our review of the law, the outcome of similar cases at the judicial level and the advice of counsel, we have not accrued any costs related to these claims and believe the occurrence of loss is not probable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases made during the quarter ended June 30, 2011 by or on behalf of the Company or an affiliated purchaser of shares of our Class A common stock registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	—	—	—	(2)
May 1 through May 31	9,404	$14.52	—	(2)
June 1 through June 30	—	—	—	(2)

Total	9,404	$14.52	—	$100,000,000(2)

(1)	The shares indicated consist of shares tendered by employees to the Company during the three months ended June 30, 2011 to satisfy the employees’ tax withholding obligations in connection with the vesting and release of restricted shares, which are repurchased by the Company based on their fair market value on the date the relevant transaction occurs.
(2)	On August 9, 2010, Clear Channel Communications, Inc., the Company’s indirect parent entity, announced that its board of directors approved a stock purchase program under which Clear Channel Communications, Inc. or its subsidiaries may purchase up to an aggregate of $100 million of the Class A common stock of the Company and/or the Class A common stock of CC Media Holdings, Inc., the indirect parent entity of Clear Channel Communications, Inc. The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at Clear Channel Communications, Inc.’s discretion. No shares were purchased under the stock purchase program during the three months ended June 30, 2011.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description
11*	Statement re: Computation of Per Share Earnings (Loss).

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	Interactive Data Files

*	Filed herewith.
**	Furnished herewith.
***	In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

August 3, 2011	/s/ Scott D. Hamilton
Scott D. Hamilton Senior Vice President, Chief Accounting Officer and Assistant Secretary