Form 10-Q
period 2011-09-30
Clear Channel Outdoor Holdings, Inc.
filed 2011-10-31
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 20, 2011
Class A Common Stock, $.01 par value	40,984,143
Class B Common Stock, $.01 par value	315,000,000

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I -- FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	000000000000	000000000000
	September 30, 2011 (Unaudited)	December 31, 2010
CURRENT ASSETS
Cash and cash equivalents	$631,979	$624,018
Accounts receivable, net	699,932	735,115
Other current assets	220,979	191,360

Total Current Assets	1,552,890	1,550,493

PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,931,695	2,007,399
Other property, plant and equipment, net	279,482	290,325

INTANGIBLE ASSETS
Definite-lived intangibles, net	635,920	705,218
Indefinite-lived intangibles	1,113,562	1,114,413
Goodwill	859,490	862,242

OTHER ASSETS
Due from Clear Channel Communications	541,356	383,778
Other assets	156,620	162,697

Total Assets	$7,071,015	$7,076,565

CURRENT LIABILITIES
Accounts payable and accrued expenses	$589,588	$623,585
Deferred income	127,182	100,675
Current portion of long-term debt	47,606	41,676

Total Current Liabilities	764,376	765,936

Long-term debt	2,501,229	2,522,133
Deferred tax liability	811,599	828,568
Other long-term liabilities	277,522	251,873
Commitments and contingent liabilities (Note 6)

SHAREHOLDERS’ EQUITY
Noncontrolling interest	224,191	209,794
Class A common stock	411	408
Class B common stock	3,150	3,150
Additional paid-in capital	6,682,066	6,677,146
Retained deficit	(3,953,982)	(3,974,349)
Accumulated other comprehensive loss	(238,763)	(207,439)
Cost of shares held in treasury	(784)	(655)

Total Shareholders’ Equity	2,716,289	2,708,055

Total Liabilities and Shareholders’ Equity	$7,071,015	$7,076,565

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue	$748,450	$695,086	$2,187,872	$2,005,261
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	408,132	380,619	1,214,984	1,145,389
Selling, general and administrative expenses (excludes depreciation and amortization)	131,915	115,224	398,032	357,273
Corporate expenses (excludes depreciation and amortization)	22,303	26,197	67,324	70,726
Depreciation and amortization	114,934	103,833	322,864	310,841
Other operating income (expense) – net	37	(27,672)	9,139	(24,934)

Operating income	71,203	41,541	193,807	96,098
Interest expense	61,809	60,276	183,595	178,989
Interest income on Due from Clear Channel Communications	12,215	4,800	31,786	12,019
Equity in earnings (loss) of nonconsolidated affiliates	1,038	(663)	1,640	(1,462)
Other income (expense) – net	(1,859)	1,545	975	(3,447)

Income (loss) before income taxes	20,788	(13,053)	44,613	(75,781)
Income tax expense	(11,002)	(18,829)	(11,007)	(7,384)

Consolidated net income (loss)	9,786	(31,882)	33,606	(83,165)
Less amount attributable to noncontrolling interest	6,573	3,012	13,239	8,638

Net income (loss) attributable to the Company	$3,213	$(34,894)	$20,367	$(91,803)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(88,618)	106,902	(22,233)	313
Foreign currency reclassification adjustment	86	2,565	234	1,424
Unrealized loss on marketable securities	(4,979)	(394)	(4,459)	(5,343)

Comprehensive income (loss)	(90,298)	74,179	(6,091)	(95,409)
Less amount attributable to noncontrolling interest	(1,268)	7,042	4,866	3,308

Comprehensive income (loss) attributable to the Company	$(89,030)	$67,137	$(10,957)	$(98,717)

Net income (loss) attributable to the Company:
Basic	$0.01	$(0.10)	$0.05	$(0.27)
Weighted average common shares outstanding – Basic	355,940	355,585	355,873	355,530

Diluted	$0.01	$(0.10)	$0.05	$(0.27)
Weighted average common shares outstanding – Diluted	356,428	355,585	356,556	355,530

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Consolidated net income (loss)	$33,606	$(83,165)

Reconciling items:
Depreciation and amortization	322,864	310,841
Deferred taxes	(13,744)	(11,722)
Provision for doubtful accounts	4,982	4,849
(Gain) loss on sale of operating and fixed assets	(9,139)	24,934
Other reconciling items – net	10,085	15,659
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	25,763	(20,274)
Decrease in Federal incomes taxes receivable	—	50,958
Increase in deferred income	27,020	30,020
Increase (decrease) in accrued expenses	(17,201)	28,880
Increase (decrease) in accounts payable and other liabilities	11,786	(6,541)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(44,366)	24,695

Net cash provided by operating activities	351,656	369,134

Cash flows from investing activities:
Purchases of property, plant and equipment	(164,400)	(139,274)
Purchases of other operating assets	(13,239)	(715)
Proceeds from disposal of assets	11,008	6,466
Change in other – net	947	(1,704)

Net cash used for investing activities	(165,684)	(135,227)

Cash flows from financing activities:
Draws on credit facilities	—	3,916
Payments on credit facilities	(3,202)	(42,254)
Proceeds from long-term debt	1,560	6,844
Payments on long-term debt	(13,243)	(12,425)
Net transfers to Clear Channel Communications	(157,595)	(130,870)
Change in other – net	(4,350)	(4,213)

Net cash used for financing activities	(176,830)	(179,002)

Effect of exchange rate changes on cash	(1,181)	369

Net increase in cash and cash equivalents	7,961	55,274

Cash and cash equivalents at beginning of period	624,018	609,436

Cash and cash equivalents at end of period	$631,979	$664,710

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS

Preparation of Interim Financial Statements

The accompanying consolidated financial statements were prepared by Clear Channel Outdoor Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the periods ended March 31, 2011 and June 30, 2011.

The consolidated financial statements include the accounts of the Company and its subsidiaries and give effect to allocations of expenses from the Company’s indirect parent entity, Clear Channel Communications, Inc. (“Clear Channel Communications”). These allocations were made on a specifically identifiable basis or using relative percentages of headcount or other methods management considered to be a reasonable reflection of the utilization of services provided. Also included in the consolidated financial statements are entities for which the Company has a controlling financial interest or is the primary beneficiary. Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method. All significant intercompany transactions are eliminated in the consolidation process.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted the provisions of this ASU as of October 1, 2011 and is currently evaluating the impact of adoption.

NOTE 2 -- PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at September 30, 2011 and December 31, 2010, respectively:

(In thousands)	September 30, 2011	December 31, 2010
Land, buildings and improvements	$204,919	$206,355
Structures	2,726,585	2,623,561
Furniture and other equipment	99,357	86,417
Construction in progress	53,125	53,550

	3,083,986	2,969,883
Less: accumulated depreciation	872,809	672,159

Property, plant and equipment, net	$2,211,177	$2,297,724

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

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at September 30, 2011 and December 31, 2010, respectively:

(In thousands)	September 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other contractual rights	$777,362	$296,016	$789,867	$241,461
Other	176,402	21,828	173,549	16,737

Total	$953,764	$317,844	$963,416	$258,198

Total amortization expense related to definite-lived intangible assets for the three months ended September 30, 2011 and 2010 was $30.8 million and $26.2 million, respectively. Total amortization expense related to definite-lived intangible assets for the nine months ended September 30, 2011 and 2010 was $77.3 million and $80.0 million, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2012	$ 79,400
2013	72,853
2014	66,757
2015	49,082
2016	37,372

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

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments.

(In thousands)	Americas	International	Total
Balance as of December 31, 2009	$585,249	$276,343	$861,592
Foreign currency	285	3,299	3,584
Impairment	—	(2,142)	(2,142)
Other	—	(792)	(792)

Balance as of December 31, 2010	$585,534	$276,708	$862,242
Foreign currency	(655)	(2,097)	(2,752)

Balance as of September 30, 2011	$584,879	$274,611	$859,490

NOTE 3 -- DEBT

Long-term debt at September 30, 2011 and December 31, 2010 consisted of the following:

(In thousands)	September 30, 2011	December 31, 2010

Clear Channel Worldwide Holdings Senior Notes:
9.25% Series A Senior Notes Due 2017	$500,000	$500,000
9.25% Series B Senior Notes Due 2017	2,000,000	2,000,000
Other debt	48,835	63,809

Total debt	2,548,835	2,563,809
Less: current portion	47,606	41,676

Total long-term debt	$2,501,229	$2,522,133

The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $2.6 billion at September 30, 2011 and December 31, 2010.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4 -- SUPPLEMENTAL DISCLOSURES

Income tax benefit (expense)

The Company’s income tax benefit (expense) for the three and nine months ended September 30, 2011 and 2010, respectively, consisted of the following components:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Current tax expense	$(8,321)	$(1,418)	$(24,751)	$(19,106)
Deferred tax benefit (expense)	(2,681)	(17,411)	13,744	11,722

Income tax expense	$(11,002)	$(18,829)	$(11,007)	$ (7,384)

The effective tax rate for the three and nine months ended September 30, 2011 was 52.9% and 24.7%, respectively. The effective tax rate for the three months ended September 30, 2011 was primarily impacted by increases in tax expense attributable to an increase in unrecognized tax benefits and the Company’s inability to record the benefit of losses in certain foreign jurisdictions. The effective tax rate for the nine months ended September 30, 2011 was primarily impacted by the Company’s settlement of U.S. Federal and state tax examinations during the period. Pursuant to the settlements, the Company recorded a reduction to income tax expense of approximately $3.5 million to reflect the net tax benefits of the settlements. In addition, the effective tax rate for the nine months ended September 30, 2011 was impacted by the Company’s ability to benefit from certain tax loss carryforwards in foreign jurisdictions due to increased taxable income during 2011, where the losses previously did not provide a benefit. The effects of these items were partially offset by the items mentioned above related to the three months ended September 30, 2011.

The Company’s effective tax rate for the three and nine months ended September 30, 2010 was (144.3%) and (9.7%), respectively. The 2010 effective tax rates were impacted primarily as a result of the Company’s inability to benefit from tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years. In addition, during the three months ended September 30, 2010, the Company recorded a valuation allowance of $13.4 million against deferred tax assets in foreign jurisdictions due to the uncertainty of the ability to realize those assets in future periods.

During the nine months ended September 30, 2011 and 2010, cash paid for interest and income taxes, net of U. S. Federal income tax refunds of $51.0 million for the nine months ended September 30, 2010, was as follows:

(In thousands)	Nine Months Ended September 30,
	2011	2010
Interest	$176,070	$175,919
Income taxes	$27,050	$(29,656)

NOTE 5 -- FAIR VALUE MEASUREMENTS

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

The cost, unrealized holding gains or losses, and fair value of the Company’s investments at September 30, 2011 and December 31, 2010 are as follows:

(In thousands)	September 30, 2011				December 31, 2010
Investments	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Available-for-sale	$8,016	$(4,455)	$78	$3,639	$8,016	$—	$82	$8,098

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

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

On or about July 12, 2006 and April 12, 2007, two of the Company’s operating businesses (L&C Outdoor Ltda. (“L&C”) and Publicidad Klimes Sao Paulo Ltda. (“Klimes”), respectively) in the São Paulo, Brazil market received notices of infraction from the state taxing authority, seeking to impose a value added tax (“VAT”) on such businesses, retroactively for the period from December 31, 2001 through January 31, 2006. The taxing authority contends that these businesses fall within the definition of “communication services” and as such are subject to the VAT.

L&C and Klimes have filed separate petitions to challenge the imposition of this tax. L&C’s challenge was unsuccessful at the first administrative level, but successful at the second administrative level. The state taxing authority filed an appeal to the third and final administrative level, which required consideration by a full panel of 16 administrative law judges. On September 27, 2010, L&C received an unfavorable ruling at this final administrative level, which concluded that the VAT applied. L&C intends to appeal this ruling to the judicial level. In addition, L&C has filed a petition to have the case remanded to the second administrative level for consideration of the reasonableness of the amount of the penalty assessed against it. The amounts allegedly owed by L&C are approximately $8.8 million in taxes, approximately $17.5 million in penalties and approximately $31.6 million in interest (as of September 30, 2011 at an exchange rate of 0.547). On August 8, 2011, Brazil’s National Council of Fiscal Policy (CONFAZ) published a rule authorizing sixteen states, including the State of São Paulo, to reduce the principal amount of VAT allegedly owed for communications services; the rule also authorizes the states to reduce or waive related interest and penalties. The State of São Paulo ratified the amnesty in late August 2011. However, it is not required to reduce the principal amount of VAT or waive the payment of penalties and interest. In late 2011 or early 2012, the Company expects the São Paulo state legislature to pass legislation setting forth the precise terms of the amnesty. Based on the uncertainty of any amnesty terms that may be offered, the Company does not know whether the offered terms will be acceptable. Accordingly, the Company continues to vigorously pursue its case in the administrative courts and, if necessary, in the relevant appellate courts. At September 30, 2011, the range of reasonably possible loss is from zero to approximately $58 million. The maximum loss that could ultimately be paid depends on the timing of the final resolution at the judicial level and applicable future interest rates. Based on the Company’s review of the law, the outcome of similar cases at the judicial level and the advice of counsel, the Company has not accrued any costs related to these claims and believes the occurrence of loss is not probable.

Klimes’ challenge was unsuccessful at the first administrative level, and denied at the second administrative level on or about September 24, 2009. On January 5, 2011, the administrative law judges at the third administrative level published a ruling that the VAT applies but significantly reduced the penalty assessed by the taxing authority. With the penalty reduction, the amounts allegedly owed by Klimes are approximately $9.9 million in taxes, approximately $4.9 million in penalties and approximately $19.3 million in interest (as of September 30, 2011 at an exchange rate of 0.547). In late February 2011, Klimes filed a writ of mandamus in the 13th lower public treasury court in São Paulo, State of São Paulo, appealing the administrative court’s decision that the VAT applies. On that same day, Klimes filed a motion for an injunction barring the taxing authority from collecting the tax, penalty and interest while the appeal is pending. The court denied the motion in early April 2011. Klimes filed a motion for reconsideration with the court and also appealed that ruling to the São Paulo State Higher Court, which affirmed in late April 2011. On June 20, 2011, the 13th lower public treasury court in São Paulo reconsidered its prior ruling and granted Klimes an injunction suspending any collection effort by the taxing authority until a decision on the merits is obtained at the first judicial level. On August 8, 2011, Brazil’s National Council of Fiscal Policy (CONFAZ) published a rule authorizing sixteen states, including the State of São Paulo, to reduce the principal amount of VAT allegedly owed for communications services; the rule also authorizes the states to reduce or waive related interest and penalties. The State of São Paulo ratified the amnesty in late August 2011. However, it is not required to reduce the principal amount of VAT or waive the payment of penalties and interest. In late 2011 or early 2012, the Company expects the São Paulo state legislature to pass legislation setting forth the precise terms of the amnesty. Based on the uncertainty of any amnesty terms that may be offered, the Company does not know whether the offered terms will be acceptable. Accordingly, the Company continues to vigorously pursue its appeal in the 13th lower public treasury court. At September 30, 2011, the range of reasonably possible loss is from zero to approximately $34 million. The maximum loss that could ultimately be paid depends on the timing of the final resolution at the judicial level and applicable future interest rates. Based on the Company’s review of the law, the outcome of similar cases at the judicial level and the advice of counsel, the Company has not accrued any costs related to these claims and believes the occurrence of loss is not probable.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

As of September 30, 2011, the Company had $70.2 million in letters of credit outstanding, of which $67.7 million of letters of credit were cash secured. Additionally, as of September 30, 2011, Clear Channel Communications had outstanding commercial standby letters of credit and surety bonds of $15.3 million and $44.0 million, respectively, held on behalf of the Company. These letters of credit and surety bonds relate to various operational matters, including insurance, bid and performance bonds, as well as other items. Letters of credit in the amount of $9.1 million are collateral in support of surety bonds and these amounts would only be drawn under the letter of credit in the event the associated surety bonds were funded and the Company did not honor its reimbursement obligation to the issuers.

As of September 30, 2011, the Company had outstanding bank guarantees of $58.3 million. Bank guarantees in the amount of $4.3 million are backed by cash collateral.

NOTE 7 -- RELATED PARTY TRANSACTIONS

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

Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, the Company maintains collection bank accounts swept daily into accounts of Clear Channel Communications (after satisfying the funding requirements of the Trustee Account). In return, Clear Channel Communications funds the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment. The Company’s claim in relation to cash transferred from its concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account. At September 30, 2011 and December 31, 2010, the asset recorded in “Due from Clear Channel Communications” on the condensed consolidated balance sheets was $541.4 million and $383.8 million, respectively.

The net interest income recorded in “Interest income on Due from Clear Channel Communications” for the three months ended September 30, 2011 and 2010 was $12.2 million and $4.8 million, respectively. The net interest income recorded in “Interest income on Due from Clear Channel Communications” for the nine months ended September 30, 2011 and 2010 was $31.8 million and $12.0 million, respectively. At September 30, 2011 and December 31, 2010, the interest rate on the “Due from Clear Channel Communications” account was 9.25%.

Clear Channel Communications has a $1.9 billion multi-currency revolving credit facility with a maturity in July 2014 which includes a $145.0 million sub-limit that certain of the Company’s International subsidiaries may borrow against to the extent Clear Channel Communications has not already borrowed against this capacity and is compliant with its covenants under its revolving credit facility. As of September 30, 2011, the Company had no outstanding borrowings under the $145.0 million sub-limit facility.

The Company provides advertising space on its billboards for radio stations owned by Clear Channel Communications. For the three months ended September 30, 2011 and 2010, the Company recorded $1.1 million and $0.7 million, respectively, in revenue for these advertisements. For the nine months ended September 30, 2011 and 2010, the Company recorded $2.8 million and $2.4 million, respectively, in revenue for these advertisements.

Under the Corporate Services Agreement between Clear Channel Communications and the Company, Clear Channel Communications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services. These services are charged to the Company based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For the three months ended September 30, 2011 and 2010, the Company recorded $6.2 million and $9.1 million, respectively, as a component of corporate expenses for these services. For the nine months ended September 30, 2011 and 2010, the Company recorded $18.7 million and $27.7 million, respectively, as a component of corporate expenses for these services.

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

Pursuant to the Employee Matters Agreement, the Company’s employees participate in Clear Channel Communications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan. These costs are recorded as a component of selling, general and administrative expenses and were approximately $3.1 million and $2.6 million for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, the Company recorded approximately $9.1 million and $7.7 million, respectively, as a component of selling, general and administrative expenses for these services.

On August 9, 2010, Clear Channel Communications announced that its board of directors approved a stock purchase program under which Clear Channel Communications or its subsidiaries may purchase up to an aggregate of $100 million of the Class A common stock of the Company and/or the Class A common stock of CC Media Holdings, Inc., the indirect parent entity of Clear Channel Communications. No shares of the Class A common stock of CC Media Holdings, Inc. were purchased under the stock purchase program during the three months ended September 30, 2011. However, during the three months ended September 30, 2011, a subsidiary of Clear Channel Communications purchased $10.6 million of the Class A common stock of the Company (998,250 shares) through open market purchases, leaving an aggregate of $89.4 million available under the stock purchase program to purchase the Class A common stock of CC Media Holdings, Inc. and/or the Class A common stock of the Company. The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at Clear Channel Communications’ discretion.

NOTE 8 -- EQUITY AND COMPREHENSIVE INCOME (LOSS)

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The following table shows the changes in equity attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2011	$2,498,261	$209,794	$2,708,055
Net income	20,367	13,239	33,606
Foreign currency translation adjustments	(27,099)	4,866	(22,233)
Reclassification adjustment	234	—	234
Unrealized holding loss on marketable securities	(4,459)	—	(4,459)
Other - net	4,794	(3,708)	1,086

Balances at September 30, 2011	$2,492,098	$224,191	$2,716,289

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2010	$2,567,647	$193,730	$2,761,377
Net income (loss)	(91,803)	8,638	(83,165)
Foreign currency translation adjustments	(3,169)	3,482	313
Unrealized holding loss on marketable securities	(5,343)	—	(5,343)
Reclassification adjustment	1,598	(174)	1,424
Other - net	7,100	(4,666)	2,434

Balances at September 30, 2010	$2,476,030	$201,010	$2,677,040

NOTE 9 -- SEGMENT DATA

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table presents the Company’s operating segment results for the three and nine months ended September 30, 2011 and 2010:

(In thousands)	Americas	International	Corporate and other reconciling items	Consolidated

Three months ended September 30, 2011
Revenue	$347,344	$401,106	$—	$748,450
Direct operating expenses	152,631	255,501	—	408,132
Selling, general and administrative expenses	57,780	74,135	—	131,915
Depreciation and amortization	62,809	52,125	—	114,934
Corporate expenses	—	—	22,303	22,303
Other operating income - net	—	—	37	37

Operating income (loss)	$74,124	$19,345	$(22,266)	$71,203

Capital expenditures	$19,177	$41,193	$—	$60,370
Share-based compensation expense	$1,903	$792	$36	$2,731

Three months ended September 30, 2010
Revenue	$333,269	$361,817	$—	$695,086
Direct operating expenses	143,940	236,679	—	380,619
Selling, general and administrative expenses	51,750	63,474	—	115,224
Depreciation and amortization	53,139	50,694	—	103,833
Corporate expenses	—	—	26,197	26,197
Other operating expense - net	—	—	(27,672)	(27,672)

Operating income (loss)	$84,440	$10,970	$(53,869)	$41,541

Capital expenditures	$30,689	$21,869	$—	$52,558
Share-based compensation expense	$2,207	$658	$92	$2,957

Nine months ended September 30, 2011
Revenue	$977,433	$1,210,439	$—	$2,187,872
Direct operating expenses	445,615	769,369	—	1,214,984
Selling, general and administrative expenses	167,379	230,653	—	398,032
Depreciation and amortization	166,859	156,005	—	322,864
Corporate expenses	—	—	67,324	67,324
Other operating income - net	—	—	9,139	9,139

Operating income (loss)	$197,580	$54,412	$(58,185)	$193,807

Capital expenditures	$87,875	$78,269	$—	$166,144
Share-based compensation expense	$5,745	$2,396	$111	$8,252

Nine months ended September 30, 2010
Revenue	$928,015	$1,077,246	$—	$2,005,261
Direct operating expenses	427,546	717,843	—	1,145,389
Selling, general and administrative expenses	160,302	196,971	—	357,273
Depreciation and amortization	158,319	152,522	—	310,841
Corporate expenses	—	—	70,726	70,726
Other operating expense - net	—	—	(24,934)	(24,934)

Operating income (loss)	$181,848	$9,910	$(95,660)	$96,098

Capital expenditures	$70,615	$68,659	$—	$139,274
Share-based compensation expense	$6,553	$1,953	$273	$8,779

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 10 -- SUBSEQUENT EVENTS

On October 14, 2011, Clear Channel Hillenaar BV, a subsidiary of the Company, acquired Brouwer & Partners, a street furniture business in Holland, for $12.5 million.

NOTE 11 -- GUARANTOR SUBSIDIARIES

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

	September 30, 2011
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$363,315	$—	$—	$291,904	$(23,240)	$631,979
Accounts receivable, net	—	—	228,042	471,890	—	699,932
Intercompany receivables	—	136,940	1,356,223	—	(1,493,163)	—
Other current assets	4,021	—	76,004	140,954	—	220,979

Total Current Assets	367,336	136,940	1,660,269	904,748	(1,516,403)	1,552,890
Property, plant and equipment, net	—	—	1,451,058	760,119	—	2,211,177
Definite-lived intangibles, net	—	—	384,835	251,085	—	635,920
Indefinite-lived intangibles	—	—	1,098,872	14,690	—	1,113,562
Goodwill	—	—	571,932	287,558	—	859,490
Due from Clear Channel Communications	541,356	—	—	—	—	541,356
Intercompany notes receivable	182,026	2,570,855	—	17,832	(2,770,713)	—
Other assets	2,761,607	1,029,717	1,471,084	64,838	(5,170,626)	156,620

Total Assets	$3,852,325	$3,737,512	$6,638,050	$2,300,870	$(9,457,742)	$7,071,015

Accounts payable and accrued expenses	$173	$1,083	$121,366	$490,206	$(23,240)	$589,588
Intercompany payable	1,352,338	—	136,940	3,885	(1,493,163)	—
Deferred income	—	—	45,591	81,591	—	127,182
Current portion of long-term debt	—	—	502	47,104	—	47,606

Total Current Liabilities	1,352,511	1,083	304,399	622,786	(1,516,403)	764,376
Long-term debt	—	2,500,000	1,113	116	—	2,501,229
Intercompany notes payable	7,491	—	2,692,367	70,855	(2,770,713)	—
Deferred tax liability	225	(72)	762,392	49,054	—	811,599
Other long-term liabilities	—	1,181	116,172	160,169	—	277,522
Total shareholders’ equity	2,492,098	1,235,320	2,761,607	1,397,890	(5,170,626)	2,716,289

Total Liabilities and Shareholders’ Equity	$3,852,325	$3,737,512	$6,638,050	$2,300,870	$(9,457,742)	$7,071,015

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Three Months Ended September 30, 2011
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$304,102	$444,348	$—	$748,450
Operating expenses:
Direct operating expenses	—	—	131,111	277,021	—	408,132
Selling, general and administrative expenses	—	—	43,534	88,381	—	131,915
Corporate expenses	2,826	—	12,024	7,453	—	22,303
Depreciation and amortization	—	—	59,097	55,837	—	114,934
Other operating income (expense) – net	—	—	561	(524)	—	37

Operating income (loss)	(2,826)	—	58,897	15,132	—	71,203
Interest expense – net	110	57,812	1,924	1,963	—	61,809
Interest income on Due from Clear Channel Communications	—	—	12,215	—	—	12,215
Intercompany interest income	3,524	57,874	—	247	(61,645)	—
Intercompany interest expense	124	—	61,461	60	(61,645)	—
Equity in earnings (loss) of nonconsolidated affiliates	2,922	567	(327)	1,038	(3,162)	1,038
Other expense – net	—	(259)	(129)	(1,471)	—	(1,859)

Income (loss) before income taxes	3,386	370	7,271	12,923	(3,162)	20,788
Income tax expense	(173)	(445)	(4,349)	(6,035)	—	(11,002)

Consolidated net income (loss)	3,213	(75)	2,922	6,888	(3,162)	9,786
Less: amount attributable to noncontrolling interest	—	—	—	6,573	—	6,573

Net income (loss) attributable to the Company	$3,213	$(75)	$2,922	$315	$(3,162)	$3,213
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	(88,618)	—	(88,618)
Foreign currency reclassification adjustment	—	—	—	86	—	86
Unrealized loss on marketable securities	—	—	—	(4,979)	—	(4,979)
Equity in subsidiary comprehensive income (loss)	(92,243)	(71,927)	(92,243)	—	256,413	—

Comprehensive income (loss)	$(89,030)	$(72,002)	$(89,321)	$(93,196)	$253,251	$(90,298)
Less: amount attributable to noncontrolling interest	—	—	—	(1,268)	—	(1,268)

Comprehensive income (loss) attributable to the Company	$(89,030)	$(72,002)	$(89,321)	$(91,928)	$253,251	$(89,030)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Three Months Ended September 30, 2010
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$294,703	$400,383	$—	$695,086
Operating expenses:
Direct operating expenses	—	—	123,118	257,501	—	380,619
Selling, general and administrative expenses	—	—	43,176	72,048	—	115,224
Corporate expenses	3,244	(83)	15,249	7,787	—	26,197
Depreciation and amortization	—	—	49,546	54,287	—	103,833
Other operating expense – net	—	—	(5,592)	(22,080)	—	(27,672)

Operating income (loss)	(3,244)	83	58,022	(13,320)	—	41,541
Interest expense – net	79	57,812	1,367	1,018	—	60,276
Interest income on Due from Clear Channel Communications	—	—	4,800	—	—	4,800
Intercompany interest income	3,535	58,004	—	245	(61,784)	—
Intercompany interest expense	119	—	61,193	472	(61,784)	—
Equity in earnings (loss) of nonconsolidated affiliates	(34,952)	(23,518)	(30,186)	(663)	88,656	(663)
Other income (expense) – net	—	—	(48)	1,593	—	1,545

Income (loss) before income taxes	(34,859)	(23,243)	(29,972)	(13,635)	88,656	(13,053)
Income tax benefit (expense)	(35)	225	(4,981)	(14,038)	—	(18,829)

Consolidated net income (loss)	(34,894)	(23,018)	(34,953)	(27,673)	88,656	(31,882)
Less amount attributable to noncontrolling interest	—	—	(1)	3,013	—	3,012

Net income (loss) attributable to the Company	$(34,894)	$(23,018)	$(34,952)	$(30,686)	$88,656	$(34,894)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	106,902	—	106,902
Foreign currency reclassification adjustment	—	—	—	2,565	—	2,565
Unrealized loss on marketable securities	—	—	—	(394)	—	(394)
Equity in subsidiary comprehensive income (loss)	102,031	94,506	102,031	—	(298,568)	—

Comprehensive income (loss)	$67,137	$71,488	$67,079	$78,387	$(209,912)	$74,179
Less amount attributable to noncontrolling interest	—	—	—	7,042	—	7,042

Comprehensive income (loss) attributable to the Company	$67,137	$71,488	$67,079	$71,345	$(209,912)	$67,137

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Nine Months Ended September 30, 2011
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$—	$848,900	$1,338,972	$—	$2,187,872
Operating expenses:
Direct operating expenses	—	—	377,657	837,327	—	1,214,984
Selling, general and administrative expenses	—	—	134,051	263,981	—	398,032
Corporate expenses	8,914	—	36,931	21,479	—	67,324
Depreciation and amortization	—	—	155,391	167,473	—	322,864
Other operating income– net	—	—	8,157	982	—	9,139

Operating income (loss)	(8,914)	—	153,027	49,694	—	193,807
Interest expense – net	1	173,437	5,786	4,371	—	183,595
Interest income on Due from Clear Channel Communications	—	—	31,786	—	—	31,786
Intercompany interest income	10,478	173,731	—	749	(184,958)	—
Intercompany interest expense	380	—	184,284	294	(184,958)	—
Equity in earnings (loss) of nonconsolidated affiliates	19,626	16,603	23,261	1,639	(59,489)	1,640
Other income (expense) – net	—	(198)	(259)	1,432	—	975

Income (loss) before income taxes	20,809	16,699	17,745	48,849	(59,489)	44,613
Income tax benefit (expense)	(442)	(799)	1,881	(11,647)	—	(11,007)

Consolidated net income (loss)	20,367	15,900	19,626	37,202	(59,489)	33,606
Less amount attributable to noncontrolling interest	—	—	—	13,239	—	13,239

Net income (loss) attributable to the Company	$20,367	$15,900	$19,626	$23,963	$(59,489)	$20,367
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	(22,233)	—	(22,233)
Foreign currency reclassification adjustment	—	—	—	234	—	234
Unrealized loss on marketable securities	—	—	—	(4,459)	—	(4,459)
Equity in subsidiary comprehensive income (loss)	(31,324)	(16,980)	(31,324)	—	79,628	—

Comprehensive income (loss)	(10,957)	(1,080)	(11,698)	(2,495)	20,139	(6,091)
Less amount attributable to noncontrolling interest	—	—	—	4,866	—	4,866

Comprehensive income (loss) attributable to the Company	$(10,957)	$(1,080)	$(11,698)	$(7,361)	$20,139	$(10,957)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Nine Months Ended September 30, 2010
(In thousands)	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenue	$—	$—	$814,146	$1,191,115	$—	$2,005,261
Operating expenses:
Direct operating expenses	—	—	365,214	780,175	—	1,145,389
Selling, general and administrative expenses	—	—	135,876	221,397	—	357,273
Corporate expenses	10,144	452	41,968	18,162	—	70,726
Depreciation and amortization	—	—	147,559	163,282	—	310,841
Other operating expense – net	—	—	(3,625)	(21,309)	—	(24,934)

Operating income (loss)	(10,144)	(452)	119,904	(13,210)	—	96,098
Interest expense – net	328	172,874	2,653	3,134	—	178,989
Interest income on Due from Clear Channel Communications	—	—	12,019	—	—	12,019
Intercompany interest income	10,626	173,749	—	738	(185,113)	—
Intercompany interest expense	361	—	183,047	1,705	(185,113)	—
Equity in earnings (loss) of nonconsolidated affiliates	(91,674)	(49,446)	(49,751)	(1,279)	190,688	(1,462)
Other expense – net	—	—	(139)	(3,308)	—	(3,447)

Income (loss) before income taxes	(91,881)	(49,023)	(103,667)	(21,898)	190,688	(75,781)
Income tax benefit (expense)	78	526	11,992	(19,980)		(7,384)

Consolidated net income (loss)	(91,803)	(48,497)	(91,675)	(41,878)	190,688	(83,165)
Less amount attributable to noncontrolling interest	—	—	(1)	8,639	—	8,638

Net income (loss) attributable to the Company	$(91,803)	$(48,497)	$(91,674)	$(50,517)	$190,688	$(91,803)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	3,796	—	(3,483)	—	313
Foreign currency reclassification adjustment	—	—	—	1,424	—	1,424
Unrealized loss on marketable securities	—	—	—	(5,343)	—	(5,343)
Equity in subsidiary comprehensive income (loss)	(6,914)	(15,076)	(6,914)	—	28,904	—

Comprehensive income (loss)	$(98,717)	$(59,777)	$(98,588)	$(57,919)	$219,592	$(95,409)
Less amount attributable to noncontrolling interest	—	—	—	3,308	—	3,308

Comprehensive income (loss) attributable to the Company	$(98,717)	$(59,777)	$(98,588)	$(61,227)	$219,592	$(98,717)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Nine Months Ended September 30, 2011
(In thousands)	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Consolidated net income (loss)	$20,367	$15,900	$19,626	$37,202	$(59,489)	$33,606

Reconciling items:
Depreciation and amortization	—	—	155,391	167,473	—	322,864
Deferred taxes	—	(72)	3,538	(17,210)	—	(13,744)
Provision for doubtful accounts	—	—	1,426	3,556	—	4,982
Other reconciling items – net	(19,626)	(16,603)	(19,771)	(2,543)	59,489	946
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	—	21,082	4,681	—	25,763
Increase in deferred income	—	—	7,216	19,804	—	27,020
Increase (decrease) in accrued expenses	—	73	(25,332)	8,058	—	(17,201)
Increase (decrease) in accounts payable and other liabilities	—	—	23,105	5,408	(16,727)	11,786
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(2,639)	918	(18,273)	(24,372)	—	(44,366)

Net cash provided by (used for) operating activities	(1,898)	216	168,008	202,057	(16,727)	351,656
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(80,896)	(83,504)	—	(164,400)
Equity contributions to subsidiaries	—	—	(199)	—	199	—
Purchases of other operating assets	—	—	(12,908)	(331)	—	(13,239)
Proceeds from disposal of assets	—	—	7,128	3,880	—	11,008
Decrease in intercompany notes receivable – net	—	20,100	—	—	(20,100)	—
Change in other – net	—	—	879	772	(704)	947

Net cash provided by (used for) investing activities	—	20,100	(85,996)	(79,183)	(20,605)	(165,684)
Cash flows from financing activities:
Payments on credit facilities	—	—	(129)	(3,073)	—	(3,202)
Proceeds from long term debt	—	—	—	1,560		1,560
Payments on long-term debt	—	—	—	(13,243)	—	(13,243)
Increase in intercompany notes payable – net	—	—	—	(20,100)	20,100	—
Net transfers to Clear Channel Communications	(157,595)	—	—	—	—	(157,595)
Intercompany funding	94,935	(20,316)	(81,883)	7,264	—	—
Equity contributions from parent	—	—	—	199	(199)	—
Change in other – net	1,131	—	—	(6,185)	704	(4,350)

Net cash provided by (used for) financing activities	(61,529)	(20,316)	(82,012)	(33,578)	20,605	(176,830)

Effect of exchange rate changes on cash	—	—	—	(1,181)	—	(1,181)

Net increase (decrease) in cash and cash equivalents	(63,427)	—	—	88,115	(16,727)	7,961

Cash and cash equivalents at beginning of period	426,742	—	—	203,789	(6,513)	624,018

Cash and cash equivalents at end of period	$363,315	$—	$—	$291,904	$(23,240)	$631,979

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Nine Months Ended September 30, 2010
(In thousands)	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Consolidated net income (loss)	$(91,803)	$(48,497)	$(91,675)	$(41,878)	$190,688	$(83,165)

Reconciling items:
Depreciation and amortization	—	—	147,559	163,282	—	310,841
Deferred taxes	—	—	(7,970)	(3,752)	—	(11,722)
Provision for doubtful accounts	—	—	481	4,368	—	4,849
Loss on sale of operating assets	—	—	3,625	21,309	—	24,934
Other reconciling items – net	91,674	53,242	56,381	5,050	(190,688)	15,659
Changes in operating assets and liabilities:
Increase in accounts receivable	—	—	(9,791)	(10,483)	—	(20,274)
(Increase) decrease in Federal income taxes receivable	774	(1,502)	50,136	1,550	—	50,958
Increase in deferred income	—	—	9,172	20,848	—	30,020
Increase in accrued expenses	—	—	26,196	2,684	—	28,880
Increase (decrease) in accounts payable and other liabilities	—	816	13,453	(20,810)	—	(6,541)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(1,022)	(159)	6,960	18,916	—	24,695

Net cash provided by (used for) operating activities	(377)	3,900	204,527	161,084	—	369,134
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(65,908)	(73,366)	—	(139,274)
Equity contributions to subsidiaries	—	—	(331)	—	331	—
Decrease (increase) in intercompany notes receivable – net	—	19,542	—	130	(19,672)	—
Purchases of other operating assets	—	—	(715)	—	—	(715)
Proceeds from disposal of assets	—	—	3,858	2,608	—	6,466
Change in other – net	—	—	(701)	(896)	(107)	(1,704)

Net cash provided by (used for) investing activities	—	19,542	(63,797)	(71,524)	(19,448)	(135,227)
Cash flows from financing activities:
Draws on credit facilities	—	—	—	3,916	—	3,916
Payments on credit facilities	—	—	(3)	(42,251)	—	(42,254)
Proceeds from long-term debt	—	—	—	6,844	—	6,844
Payments on long-term debt	—	—	—	(12,425)	—	(12,425)
Net transfers to Clear Channel Communications	(130,870)	—	—	—	—	(130,870)
Intercompany funding	130,255	(23,442)	(134,782)	27,969	—	—
Increase (decrease) in intercompany notes payable –net	(130)	—	—	(19,542)	19,672	—
Equity contributions from parent	—	—	—	331	(331)	—
Change in other – net	1,122	—	(1)	(5,441)	107	(4,213)

Net cash provided by (used for) financing activities	377	(23,442)	(134,786)	(40,599)	19,448	(179,002)

Effect of exchange rate changes on cash	—	—	—	369	—	369

Net increase in cash and cash equivalents	—	—	5,944	49,330	—	55,274

Cash and cash equivalents at beginning of period	—	—	431,105	178,331	—	609,436

Cash and cash equivalents at end of period	$—	$—	$437,049	$227,661	$—	$664,710

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Format of Presentation

Management’s discussion and analysis of our results of operations and financial condition (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes. Our discussion is presented on both a consolidated and segment basis. Our reportable operating segments are Americas outdoor advertising (“Americas”) and International outdoor advertising (“International”). Our Americas and International segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types.

We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Other operating income (expense) –net, Interest expense, Interest income on Due from Clear Channel Communications, Equity in earnings (loss) of nonconsolidated affiliates, Other income (expense) – net and Income tax expense are managed on a total company basis and are, therefore, included only in our discussion of consolidated results. Management typically monitors our businesses by reviewing the average rates, average revenue per display, occupancy, and inventory levels of each of our display types by market.

Part of our long-term strategy for our Americas and International businesses is to pursue the technology of digital displays, including flat screens, LCDs and LEDs, as alternatives to traditional methods of displaying our clients’ advertisements. We are currently installing these technologies in certain markets.

Advertising revenue for our segments is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally. According to the U.S. Department of Commerce, revised U.S. GDP growth for the first and second quarters of 2011 was 0.4% and 1.3%, respectively, and estimated U.S. GDP growth for the third quarter of 2011 was 2.5%. Internationally, our results are impacted by fluctuations in foreign currency exchange rates as well as the economic conditions in the foreign markets in which we have operations.

Executive Summary

The key developments in our business for the three and nine months ended September 30, 2011 are summarized below:

•	Consolidated revenue increased $53.4 million and $182.6 million during the three and nine months ended September 30, 2011, respectively, compared to the same periods of 2010.
•

Americas revenue increased $14.1 million and $49.4 million during the three and nine months ended September 30, 2011, respectively, compared to the same periods of 2010, driven by revenue growth across our bulletin, airport and shelter displays, particularly digital displays. During the nine months ended September 30, 2011, we deployed 153 digital displays in the United States, compared to 99 in the nine months ended September 30, 2010. We continue to see opportunities to invest in digital displays and expect our digital display deployments will continue throughout 2011.

•

International revenue increased $39.3 million and $133.2 million during the three and nine months ended September 30, 2011, respectively, compared to the same periods of 2010, primarily as a result of increased street furniture revenues and the effects of movements in foreign exchange. The weakening of the U.S. Dollar throughout the first nine months of 2011 has significantly contributed to revenue growth in our International advertising business. The revenue increase attributable to movements in foreign exchange was $22.6 million and $76.9 million for the three and nine months ended September 30, 2011, respectively.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of the three and nine months ended September 30, 2011 to the three and nine months ended September 30, 2010 is as follows:

(In thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2011	2010		2011	2010
Revenue	$748,450	$695,086	8%	$2,187,872	$2,005,261	9%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	408,132	380,619	7%	1,214,984	1,145,389	6%
Selling, general and administrative expenses (excludes depreciation and amortization)	131,915	115,224	14%	398,032	357,273	11%
Corporate expenses (excludes depreciation and amortization)	22,303	26,197	(15%)	67,324	70,726	(5%)
Depreciation and amortization	114,934	103,833	11%	322,864	310,841	4%
Other operating income (expense) – net	37	(27,672)		9,139	(24,934)

Operating income	71,203	41,541		193,807	96,098

Interest expense	61,809	60,276		183,595	178,989
Interest income on Due from Clear Channel Communications	12,215	4,800		31,786	12,019
Equity in earnings (loss) of nonconsolidated affiliates	1,038	(663)		1,640	(1,462)
Other income (expense) – net	(1,859)	1,545		975	(3,447)

Income (loss) before income taxes	20,788	(13,053)		44,613	(75,781)
Income tax expense	(11,002)	(18,829)		(11,007)	(7,384)

Consolidated net income (loss)	9,786	(31,882)		33,606	(83,165)
Less amount attributable to noncontrolling interest	6,573	3,012		13,239	8,638

Net income (loss) attributable to the Company	$3,213	$(34,894)		$20,367	$(91,803)

Consolidated Revenue

Our consolidated revenue increased $53.4 million during the third quarter of 2011 compared to the same period of 2010. Americas revenue increased $14.1 million, driven by increases in revenue across bulletin, airport, poster and shelter displays, particularly digital displays, as a result of our continued deployment of new digital displays and increased rates. Our International revenue increased $39.3 million, primarily from increased street furniture revenue across our markets and a $22.6 million increase from the impact of movements in foreign exchange.

Our consolidated revenue increased $182.6 million during the first nine months of 2011 compared to the same period of 2010. Americas revenue increased $49.4 million, driven by increases in revenue across bulletin, airport and shelter displays, particularly digital displays, as a result of our continued deployment of new digital displays and increased rates. Our International revenue increased $133.2 million, primarily from increased street furniture revenue across our markets and a $76.9 million increase from the impact of movements in foreign exchange.

Consolidated Direct Operating Expenses

Direct operating expenses increased $27.5 million during the third quarter of 2011 compared to the same period of 2010. Americas direct operating expenses increased $8.7 million, primarily due to increased site lease expense associated with higher airport and bulletin revenue, particularly digital, and the increased deployment of digital displays. Direct operating expenses in our International segment increased $18.8 million, primarily from a $14.9 million increase from movements in foreign exchange.

Direct operating expenses increased $69.6 million during the first nine months of 2011 compared to the same period of 2010. Americas direct operating expenses increased $18.1 million, primarily due to increased site lease expense associated with higher and bulletin airport revenue, particularly digital, and the increased deployment of digital displays. Direct operating expenses in our International segment increased $51.5 million, primarily from a $50.0 million increase from movements in foreign exchange.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased $16.7 million during the third quarter of 2011 compared to the same period of 2010. SG&A expenses increased $6.0 million in our Americas segment, primarily as a result of increased commission expense associated with the increase in revenue. Our International SG&A expenses increased $10.7 million primarily due to increased selling and marketing expenses associated with the increase in revenue in addition to a $4.3 million increase from movements in foreign exchange.

SG&A expenses increased $40.8 million during the first nine months of 2011 compared to the same period of 2010. SG&A expenses increased $7.1 million in our Americas segment, primarily as a result of increased commission expense associated with the increase in revenue. Our International SG&A expenses increased $33.7 million primarily due to a $15.0 million increase from movements in foreign exchange, a $6.5 million increase related to the unfavorable impact of litigation and increased selling and marketing expenses associated with the increase in revenue.

Corporate Expenses

Corporate expenses decreased by $3.9 million and $3.4 million during the third quarter and first nine months of 2011, respectively, compared to the same periods of 2010, primarily due to a decrease in bonus expense due to the timing and amounts recorded under our variable compensation plans and general corporate infrastructure support services being offset by an increase in divisional corporate expenses.

Depreciation and Amortization

Depreciation and amortization increased $11.1 million and $12.0 million during the third quarter and first nine months of 2011, respectively, compared to the same period of 2010, primarily due to increases in accelerated depreciation and amortization related to the removal of various structures and loss of associated permits, including the removal of traditional billboards in connection with the continued deployment of digital billboards. In addition, movements in foreign exchange contributed increases of $2.1 million and $7.8 million for the third quarter and first nine months of 2011, respectively.

Other Operating Income (Expense) - Net

Other operating income of $9.1 million in the first nine months of 2011 primarily related to proceeds received from condemnations of bulletins.

Other operating expenses were $27.7 million and $24.9 million for the three and nine months ended September 30, 2010, respectively, primarily due to a $23.6 million non-cash charge recorded as of September 30, 2010 as a result of the transfer of our interest in our Branded Cities operations to our joint venture partner, and a $3.7 million loss on the sale of our outdoor advertising business in India.

Income Tax Expense

Our operations are included in a consolidated income tax return filed by CC Media Holdings, Inc. (“CC Media Holdings”). However, for our financial statements, our provision for income taxes was computed as if we file separate consolidated federal income tax returns with our subsidiaries.

Our effective tax rate for the third quarter and first nine months of 2011 was 52.9% and 24.7%, respectively. Our effective tax rate for the three months ended September 30, 2011 was primarily impacted by increases in tax expense attributable to an increase in unrecognized tax benefits, and our inability to record the benefit of losses in certain foreign jurisdictions. Our effective tax rate for the nine months ended September 30, 2011 was primarily impacted by the settlement of U.S. Federal and state tax examinations during the period. Pursuant to the settlements, we recorded a reduction to income tax expense of approximately $3.5 million to reflect the net tax benefits of the settlements. In addition, the effective tax rate for the nine months ended September 30, 2011 was impacted by our ability to benefit from certain tax loss carryforwards in foreign jurisdictions due to increased taxable income during 2011, where the losses previously did not provide a benefit. The effects of these items were partially offset by the items mentioned above related to the three months ended September 30, 2011.

Our effective tax rate for the third quarter and first nine months of 2010 was (144.3%) and (9.7%), respectively. The 2010 effective rates were impacted primarily as a result of our inability to benefit from tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years. In addition, during the three months ended September 30, 2010, we recorded a valuation allowance of $13.4 million against deferred tax assets in foreign jurisdictions due to the uncertainty of the ability to realize those assets in future periods.

Americas Results of Operations

Our Americas operating results were as follows:

(In thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2011	2010		2011	2010
Revenue	$347,344	$333,269	4%	$977,433	$928,015	5%
Direct operating expenses	152,631	143,940	6%	445,615	427,546	4%
SG&A expenses	57,780	51,750	12%	167,379	160,302	4%
Depreciation and amortization	62,809	53,139	18%	166,859	158,319	5%

Operating income	$74,124	$84,440		$197,580	$181,848

Three Months

Our Americas revenue increased $14.1 million during the third quarter of 2011 compared to the same period of 2010, driven by revenue increases across our bulletin, airport, poster and shelter displays, and particularly digital displays. Bulletin revenues increased due to digital growth driven by the increased number of digital displays, in addition to increased rates. Airport, poster and shelter revenues increased primarily on higher average rates.

Direct operating expenses increased $8.7 million, primarily due to increased site lease expense associated with higher airport and bulletin revenue, particularly digital, and the increased deployment of digital displays. SG&A expenses increased $6.0 million, primarily as a result of increased commission expense associated with the increase in revenue.

Depreciation and amortization increased $9.7 million, primarily due to increases in accelerated amortization and depreciation related to the removal of various structures and loss of associated permits, including the removal of traditional billboards in connection with the continued deployment of digital billboards.

Nine Months

Our Americas revenue increased $49.4 million during the first nine months of 2011 compared to the same period of 2010, driven by revenue increases across our bulletin, airport and shelter displays, and particularly digital displays. Bulletin revenues increased primarily due to digital growth driven by the increased number of digital displays, in addition to increased rates. Airport and shelter revenues increased on higher average rates.

Direct operating expenses increased $18.1 million, primarily due to increased site lease expense associated with higher airport and bulletin revenue, particularly digital, and the increased deployment of digital displays. We also experienced an increase in expenses related to structure maintenance and electricity for new digital bulletins as well as existing displays. SG&A expenses increased $7.1 million, primarily as a result of increased commission expense associated with the increase in revenue.

Depreciation and amortization increased $8.5 million, primarily due to increases in accelerated depreciation related to the removal of various structures, including the removal of traditional billboards in connection with the continued deployment of digital billboards.

International Results of Operations

Our International operating results were as follows:

(In thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2011	2010		2011	2010
Revenue	$401,106	$361,817	11%	$1,210,439	$1,077,246	12%
Direct operating expenses	255,501	236,679	8%	769,369	717,843	7%
SG&A expenses	74,135	63,474	17%	230,653	196,971	17%
Depreciation and amortization	52,125	50,694	3%	156,005	152,522	2%

Operating income	$19,345	$10,970		$54,412	$9,910

Three Months

International revenue increased $39.3 million during the third quarter of 2011 compared to the same period of 2010, primarily as a result of increased street furniture revenue across most of our markets, particularly China, attributable to improved yields and additional displays. Billboard and street furniture revenues increased in France, primarily due to increased national and local sales, while Switzerland billboard revenues increased primarily due to improved rates. In addition, foreign exchange movements resulted in a $22.6 million increase in revenue.

Direct operating expenses increased $18.8 million, primarily attributable to a $14.9 million increase from movements in foreign exchange and increased site lease expense associated with the increase in revenue. SG&A expenses increased $10.7 million primarily due to increased selling and marketing expenses associated with the increase in revenue and a $4.3 million increase from movements in foreign exchange.

Nine Months

International revenue increased $133.2 million during the first nine months of 2011 compared to the first nine months of 2010, partially as a result of increased street furniture revenue across most of our markets. Improved yields and additional displays contributed to the revenue increase in China while a new contract drove the revenue increase in Sweden. Foreign exchange movements resulted in a $76.9 million increase in revenue.

Direct operating expenses increased $51.5 million, attributable to a $50.0 million increase from movements in foreign exchange. In addition, a $7.2 million increase in site lease expense associated with the increase in revenue was partially offset by a decline in restructuring expenses. SG&A expenses increased $33.7 million primarily due to a $15.0 million increase from movements in foreign exchange, a $6.5 million increase related to the unfavorable impact of litigation and higher selling expenses associated with the increase in revenue.

Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Americas	$74,124	$84,440	$197,580	$181,848
International	19,345	10,970	54,412	9,910
Corporate expenses	(22,303)	(26,197)	(67,324)	(70,726)
Other operating income (expense) – net	37	(27,672)	9,139	(24,934)

Consolidated operating income	$71,203	$41,541	$193,807	$96,098

Share-Based Compensation Expense

The following table presents amounts related to share-based compensation expense for the three and nine months ended September 30, 2011 and 2010, respectively:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Americas	$1,903	$2,207	$5,745	$6,553
International	792	658	2,396	1,953
Corporate	36	92	111	273

Total share-based compensation expense	$2,731	$2,957	$8,252	$8,779

As of September 30, 2011, there was $20.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately three years. As of September 30, 2011, there was no unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on performance and service conditions. This cost will be recognized when it becomes probable that the performance condition will be satisfied.

LIQUIDITY AND CAPITAL RESOURCES

Clear Channel Communications’ Merger

Clear Channel Communications, Inc.’s (“Clear Channel Communications”) capitalization, liquidity and capital resources substantially changed due to the consummation of its merger on July 30, 2008 with entities formed by private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. Upon the closing of the merger, Clear Channel Communications incurred additional debt and became highly leveraged. We are not borrowers or guarantors under Clear Channel Communications’ credit agreements other than for direct borrowings by certain of our International subsidiaries under the $145.0 million sub-limit included in Clear Channel Communications’ $1.9 billion revolving credit facility and we are not a guarantor of Clear Channel Communications’ debt. The obligations of these International subsidiaries that are borrowers under the revolving credit facility are guaranteed by certain of our material wholly-owned subsidiaries, and secured by substantially all of the assets of such borrowers and guarantors, subject to permitted liens and other exceptions. As of September 30, 2011, we had no outstanding borrowings under the $145.0 million sub-limit facility.

Also, so long as Clear Channel Communications maintains a significant interest in us, pursuant to the Master Agreement, dated November 16, 2005, between Clear Channel Communications and us, Clear Channel Communications will have the option to limit our ability to incur debt or issue equity securities, among other limitations, which could adversely affect our ability to meet our liquidity needs.

Cash Flows

The following discussion highlights our cash flow activities during the nine months ended September 30, 2011 and 2010.

(In thousands)	Nine Months Ended September 30,
	2011	2010
Cash provided by (used for):
Operating activities	$351,656	$369,134
Investing activities	$(165,684)	$(135,227)
Financing activities	$(176,830)	$(179,002)

Operating Activities

Our net income, adjusted for $313.9 million of non-cash items, provided positive cash flows of $347.5 million during the first nine months of 2011. Our net loss, adjusted for $344.9 million of non-cash items, provided positive cash flows of $261.8 million in the first nine months of 2010. Cash provided by operating activities during the nine months ended September 30, 2011 was $351.7 million compared to $369.1 million for the same period of 2010. Cash generated by higher operating income compared to the prior year as a result of improved operating performance was offset by the receipt of $51.0 million in U.S. Federal income tax refunds in the first nine months of 2010 and higher variable compensation payments in the first nine months of 2011 associated with our employee incentive programs based on 2010 operating performance.

Non-cash items affecting our net income (loss) include depreciation and amortization, deferred taxes, gain or loss on disposal of operating assets, provision for doubtful accounts, share-based compensation, equity in earnings of nonconsolidated affiliates, amortization of deferred financing charges - net and other reconciling items – net as presented on the face of the statement of cash flows.

Investing Activities

Cash used for investing activities during the first nine months of 2011 primarily reflected capital expenditures of $164.4 million. We spent $86.1 million in our Americas segment primarily related to the construction of new digital billboards, and $78.3 million in our International segment primarily related to new billboard and street furniture contracts and renewals of existing contracts.

Cash used for investing activities of $135.2 million for the nine months of 2010 primarily reflected capital expenditures of $139.3 million, partially offset by proceeds of $6.5 million from the sale of assets in our International and Americas segments. We spent $70.6 million in our Americas segment primarily related to the construction of new billboards and $68.7 million in our International segment primarily related to new billboard and street furniture contracts and renewals of existing contracts.

Financing Activities

Cash used for financing activities of $176.8 million for the nine months ended September 30, 2011 primarily related to net transfers of cash to Clear Channel Communications which represents the activity in the “Due from/to Clear Channel Communications” account.

Cash used for financing activities of $179.0 million for the nine months ended September 30, 2010 primarily reflected payments on credit facilities and long-term debt of $42.3 million and $12.4 million, respectively, and net transfers to Clear Channel Communications of $130.9 million.

Anticipated Cash Requirements

Our primary source of liquidity is cash on hand and cash flow from operations. Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations and borrowing capacity under the revolving promissory note with Clear Channel Communications will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next twelve months. In addition, we expect to be in compliance with the covenants governing our indebtedness in 2011. However, our anticipated results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants. In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

Furthermore, in its Quarterly Report on Form 10-Q filed with the SEC on October 31, 2011, Clear Channel Communications stated that it expects to be in compliance with the covenants in its material financing agreements in 2011. Clear Channel Communications similarly stated in such Quarterly Report that its anticipated results are also subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants. Moreover, Clear Channel Communications stated in such Quarterly Report that its ability to comply with the covenants in its material financing agreements may be affected by events beyond its control, including prevailing economic, financial and industry conditions. As discussed therein, the breach of any covenants set forth in Clear Channel Communications’ financing agreements would result in a default thereunder, and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, as discussed therein, the lenders under the revolving credit facility under Clear Channel Communications’ senior secured credit facilities would have the option to terminate their commitments to make further extensions of revolving credit thereunder. In addition, Clear Channel Communications stated in such Quarterly Report that if Clear Channel Communications is unable to repay its obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. Finally, Clear Channel Communications stated in such Quarterly Report that a default or acceleration under any of its material financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.

For so long as Clear Channel Communications maintains significant control over us, a deterioration in the financial condition of Clear Channel Communications could have the effect of increasing our borrowing costs or impairing our access to capital markets. As of September 30, 2011, Clear Channel Communications had $1.2 billion recorded as “Cash and cash equivalents” on its condensed consolidated balance sheets.

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

SOURCES OF CAPITAL

As of September 30, 2011 and December 31, 2010, we had the following debt outstanding, cash and cash equivalents and amounts due from Clear Channel Communications:

(In millions)	September 30, 2011	December 31, 2010

Clear Channel Worldwide Holdings Senior Notes	$2,500.0	$2,500.0
Other debt	48.8	63.8

Total debt	2,548.8	2,563.8
Less: Cash and cash equivalents	632.0	624.0
Less: Due from Clear Channel Communications	541.4	383.8

	$1,375.4	$1,556.0

We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Bank Credit Facility ($145.0 million sub-limit within Clear Channel Communications’ $1.9 billion revolving credit facility)

In addition to cash flows from operations, another potential source of liquidity to us is through borrowings under a $145.0 million sub-limit included in Clear Channel Communications’ multicurrency $1.9 billion revolving credit facility with a maturity in July 2014. Certain of our International subsidiaries may borrow under the sub-limit to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. The obligations of these International subsidiaries that are borrowers under the revolving credit facility are guaranteed by certain of our material wholly-owned subsidiaries, and secured by substantially all of the assets of such borrowers and guarantors, subject to permitted liens and other exceptions. As of September 30, 2011, we had no outstanding borrowings under the $145.0 million sub-limit facility.

Promissory Notes with Clear Channel Communications

We maintain accounts that represent net amounts due to or from Clear Channel Communications, which is recorded as “Due from/to Clear Channel Communications” on our condensed consolidated balance sheets. The accounts represent our revolving promissory note issued by us to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to us in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances. Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications. At September 30, 2011 and December 31, 2010, the asset recorded in “Due from Clear Channel Communications” on our condensed consolidated balance sheet was $541.4 million and $383.8 million, respectively. At September 30, 2011, we had no borrowings under the cash management note to Clear Channel Communications.

The net interest income recorded in “Interest income on Due from Clear Channel Communications” for the three months ended September 30, 2011 and 2010 was $12.2 million and $4.8 million, respectively. The net interest income recorded in “Interest income on Due from Clear Channel Communications” for the nine months ended September 30, 2011 and 2010 was $31.8 million and $12.0 million, respectively. At September 30, 2011 and December 31, 2010, the interest rate on the “Due from Clear Channel Communications” account was 9.25%.

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

The Series A Notes indenture and the Series B Notes indenture restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test. In order to incur additional indebtedness under this test, our debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 6.5:1 and 3.25:1 for total debt and senior debt, respectively. The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B Notes indenture also permits us to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if our debt to adjusted EBITDA ratios (as defined by the indenture) are lower than 6.0:1 and 3.0:1 for total debt and senior debt, respectively. The Series A Notes indenture does not limit our ability to pay dividends. The Series B Notes indenture contains certain exceptions that allow us to incur additional indebtedness and pay dividends, including a $500 million exception for the payment of dividends. We were in compliance with these covenants as of September 30, 2011.

Consolidated leverage ratio, defined as total debt divided by EBITDA for the preceding four quarters was 3.3:1 at September 30, 2011, and senior leverage ratio, defined as senior debt divided by EBITDA for the preceding four quarters was also 3.3:1 at September 30, 2011. Our adjusted EBITDA of $785.5 million is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense) – net, plus non-cash compensation, and is further adjusted for the following items: (i) an increase of $37.6 million for non-cash items; (ii) an increase of $14.3 million related to expenses incurred associated with our cost savings program; and (iii) an increase of $10.4 million for various other items.

Other Debt

Other debt consists primarily of loans with international banks. At September 30, 2011, approximately $48.8 million was outstanding as other debt.

Clear Channel Communications’ Debt Covenants

The Clear Channel Communications’ $1.9 billion revolving credit facility contains a significant financial covenant which requires Clear Channel Communications to comply on a quarterly basis with a financial covenant limiting the ratio of its consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA for the preceding four quarters (maximum of 9.5:1). The financial covenant becomes more restrictive over time beginning in the second quarter of 2013. In its Quarterly Report on Form 10-Q filed with the SEC on October 31, 2011, Clear Channel Communications stated that it was in compliance with this covenant as of September 30, 2011.

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

Dispositions

On October 15, 2010, we transferred our interest in our Branded Cities operations to our joint venture partner, The Ellman Companies. The long-lived tangible and intangible assets of the Branded Cities operations were transferred for less than their carrying values in connection with this transaction. In connection with this event, we recorded a non-cash charge in the third quarter of 2010 of approximately $23.6 million in “Other operating income (expense) — net” to present these assets at their estimated fair values as of September 30, 2010.

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

Equity Price Risk

The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value and comprehensive income at September 30, 2011 by $0.7 million.

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world. Foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported net income of approximately $7.0 million and $37.6 million for the three and nine months ended September 30, 2011, respectively. We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net income for the three and nine months ended September 30, 2011 by approximately $0.7 million and $3.8 million, respectively, and that a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have increased our net income by a corresponding amount.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We adopted the provisions of this ASU as of October 1, 2011 and are currently evaluating the impact of adoption.

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
•

certain other factors set forth in Item 1A of Part II of this report and in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2010.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Office of the Chief Executive Officer (performing the functions of principal executive officer) and our Chief Financial Officer (principal financial officer), we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Office of the Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Office of the Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II -- OTHER INFORMATION

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

On or about July 12, 2006 and April 12, 2007, two of our operating businesses (L&C Outdoor Ltda. (“L&C”) and Publicidad Klimes São Paulo Ltda. (“Klimes”), respectively) in the São Paulo, Brazil market received notices of infraction from the state taxing authority, seeking to impose a value added tax (“VAT”) on such businesses, retroactively for the period from December 31, 2001 through January 31, 2006. The taxing authority contends that these businesses fall within the definition of “communication services” and as such are subject to the VAT.

L&C and Klimes have filed separate petitions to challenge the imposition of this tax. L&C’s challenge was unsuccessful at the first administrative level, but successful at the second administrative level. The state taxing authority filed an appeal to the third and final administrative level, which required consideration by a full panel of 16 administrative law judges. On September 27, 2010, L&C received an unfavorable ruling at this final administrative level, which concluded that the VAT applied. L&C intends to appeal this ruling to the judicial level. In addition, L&C has filed a petition to have the case remanded to the second administrative level for consideration of the reasonableness of the amount of the penalty assessed against it. The amounts allegedly owed by L&C are approximately $8.8 million in taxes, approximately $17.5 million in penalties and approximately $31.6 million in interest (as of September 30, 2011 at an exchange rate of 0.547). On August 8, 2011, Brazil’s National Council of Fiscal Policy (CONFAZ) published a rule authorizing sixteen states, including the State of São Paulo, to reduce the principal amount of VAT allegedly owed for communications services; the rule also authorizes the states to reduce or waive related interest and penalties. The State of São Paulo ratified the amnesty in late August 2011. However, it is not required to reduce the principal amount of VAT or waive the payment of penalties and interest. In late 2011 or early 2012, we expect the São Paulo state legislature to pass legislation setting forth the precise terms of the amnesty. Based on the uncertainty of any amnesty terms that may be offered, we do not know whether the offered terms will be acceptable. Accordingly, we continue to vigorously pursue our case in the administrative courts and, if necessary, in the relevant appellate courts. At September 30, 2011, the range of reasonably possible loss is from zero to approximately $58 million. The maximum loss that could ultimately be paid depends on the timing of the final resolution at the judicial level and applicable future interest rates. Based on our review of the law, the outcome of similar cases at the judicial level and the advice of counsel, we have not accrued any costs related to these claims and believe the occurrence of loss is not probable.

Klimes’ challenge was unsuccessful at the first administrative level, and denied at the second administrative level on or about September 24, 2009. On January 5, 2011, the administrative law judges at the third administrative level published a ruling that the VAT applies but significantly reduced the penalty assessed by the taxing authority. With the penalty reduction, the amounts allegedly owed by Klimes are approximately $9.9 million in taxes, approximately $4.9 million in penalties and approximately $19.3 million in interest (as of September 30, 2011 at an exchange rate of 0.547). In late February 2011, Klimes filed a writ of mandamus in the 13th lower public treasury court in São Paulo, State of São Paulo, appealing the administrative court’s decision that the VAT applies. On that same day, Klimes filed a motion for an injunction barring the taxing authority from collecting the tax, penalty and interest while the appeal is pending. The court denied the motion in early April 2011. Klimes filed a motion for reconsideration with the court and also appealed that ruling to the São Paulo State Higher Court, which affirmed in late April 2011. On June 20, 2011, the 13th lower public treasury court in São Paulo reconsidered its prior ruling and granted Klimes an injunction suspending any collection effort by the taxing authority until a decision on the merits is obtained at the first judicial level. On August 8, 2011, Brazil’s National Council of Fiscal Policy (CONFAZ) published a rule authorizing sixteen states, including the State of São Paulo, to reduce the principal amount of VAT allegedly owed for communications services; the rule also authorizes the states to reduce or waive related interest and penalties. The State of São Paulo ratified the amnesty in late August 2011. However, it is not required to reduce the principal amount of VAT or waive the payment of penalties and interest. In late 2011 or early 2012, we expect the São Paulo state legislature to pass legislation setting forth the precise terms of the amnesty. Based on the uncertainty of any amnesty terms that may be offered, we do not know whether the offered terms will be acceptable. Accordingly, we continue to vigorously pursue our appeal in the 13th lower public treasury court. At September 30, 2011, the range of reasonably possible loss is from zero to approximately $34 million. The maximum loss that could ultimately be paid depends on the timing of the final resolution at the judicial level and applicable future interest rates. Based on our review of the law, the outcome of similar cases at the judicial level and the advice of counsel, we have not accrued any costs related to these claims and believe the occurrence of loss is not probable.

Item 1A.  Risk Factors

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010. There have not been any material changes in the risk factors disclosed in the 2010 Annual Report on Form 10-K, except as set forth below to reflect the appointment of our Executive Chairman on October 2, 2011:

Our business is dependent on our management team and other key individuals.

Our business is dependent upon the performance of our management team and other key individuals. A number of key individuals have joined us over the past two years, including Robert W. Pittman, who became our Executive Chairman on October 2, 2011. Although we have entered into agreements with some members of our management team and certain other key other individuals, we can give no assurance that all or any of our management team and other key individuals will remain with us. Competition for these individuals is intense and many of our key employees are at-will employees who are under no legal obligation to remain with us, and may decide to leave for a variety of personal or other reasons beyond our control. If members of our management or key individuals decide to leave us in the future, or if we are not successful in attracting, motivating and retaining other key employees, our business could be adversely affected.

In March 2011, Mark P. Mays stepped down as our Chief Executive Officer. Since March 2011, Thomas W. Casey, our Executive Vice President and Chief Financial Officer, and Robert H. Walls, Jr., our Executive Vice President, General Counsel and Secretary, have served in the “Office of the Chief Executive Officer” and performed the functions of the Chief Executive Officer and President. We do not have any one individual serving as our Chief Executive Officer, and we are dependent upon Mr. Casey and Mr. Walls, who have other day-to-day responsibilities that may divert their attention, to continue to serve in the “Office of the Chief Executive Officer.” Our lack of a single individual serving as our Chief Executive Officer, or our failure to appoint one in the future, may adversely affect our business.

Additional information relating to risk factors is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Cautionary Statement Concerning Forward-Looking Statements.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases made during the quarter ended September 30, 2011 by or on behalf of the Company or an affiliated purchaser of shares of our Class A common stock registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	137	$12.95	—	(2)
August 1 through August 31	502,398	$10.64	502,398	(2)
September 1 through September 30	495,852	$10.64	495,852	(2)

Total	998,387	$10.64	998,250	$89,376,653 (2)

(1)	The shares indicated consist of (a) 137 shares of the Company’s Class A common stock tendered by employees to the Company during the three months ended September 30, 2011 to satisfy the employees’ tax withholding obligations in connection with the vesting and release of restricted shares, which are repurchased by the Company based on their fair market value on the date the relevant transaction occurs, and (b) 998,250 shares of the Company’s Class A common stock purchased pursuant to a stock purchase program, as described in (2) below.
(2)	On August 9, 2010, Clear Channel Communications, Inc., the Company’s indirect parent entity, announced that its board of directors approved a stock purchase program under which Clear Channel Communications, Inc. or its subsidiaries may purchase up to an aggregate of $100 million of the Class A common stock of the Company and/or the Class A common stock of CC Media Holdings, Inc., the indirect parent entity of Clear Channel Communications, Inc. No shares of the Class A common stock of CC Media Holdings, Inc. were purchased under the stock purchase program during the three months ended September 30, 2011. However, during the three months ended September 30, 2011, a subsidiary of Clear Channel Communications, Inc. purchased $10,623,347 of the Class A common stock of the Company (998,250 shares) through open market purchases, leaving an aggregate of $89,376,653 available under the stock purchase program to purchase the Class A common stock of CC Media Holdings, Inc. and/or the Class A common stock of the Company. The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at Clear Channel Communications, Inc.’s discretion.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

Item 5. Other Information

None

Item 6.  Exhibits

Exhibit Number	Description
10.1

Employment Agreement dated as of October 2, 2011 between Robert Pittman and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to CC Media Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.2

Amended and Restated Stock Option Agreement dated as of August 11, 2011 between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on August 12, 2011).

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

October 31, 2011	/s/ Scott D. Hamilton
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and Assistant Secretary