Form 10-K
period 2011-12-31
Clear Channel Outdoor Holdings, Inc.
filed 2012-02-21
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011,

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2011, the aggregate market value of the common stock beneficially held by non-affiliates of the registrant was approximately $518.7 million based on the closing sales price of the Class A common stock as reported on the New York Stock Exchange.

On January 31, 2012, there were 41,048,463 outstanding shares of Class A common stock (excluding 109,755 shares held in treasury) and 315,000,000 outstanding shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for the 2012 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I

ITEM 1. BUSINESS

The Company

Clear Channel Outdoor Holdings, Inc. (“the Company”), a Delaware corporation, provides clients with advertising opportunities through billboards, street furniture displays, transit displays and other out-of-home advertising displays, such as wallscapes, spectaculars, neons and mall displays, which we own or operate in key markets worldwide. Our business consists of two reportable operating segments: Americas and International. As of December 31, 2011, we owned or operated more than 750,000 advertising displays worldwide. For the year ended December 31, 2011, we generated consolidated revenue of approximately $3.0 billion, with $1.3 billion and $1.7 billion from our Americas and International segments, respectively.

Our History

We were incorporated in August 1995 under the name “Eller Media Company.” In 1997, Clear Channel Communications, Inc. (“Clear Channel Communications”), our parent company, entered the outdoor advertising industry with its acquisition of Eller Media Company. We changed our name to Clear Channel Outdoor Holdings, Inc. in August 2005.

On November 11, 2005, we became a publicly traded company through an initial public offering, or IPO, in which we sold 10%, or 35.0 million shares, of our Class A common stock. Prior to our IPO, we were an indirect wholly-owned subsidiary of Clear Channel Communications. As of December 31, 2011, Clear Channel Communications owned all of our outstanding shares of Class B common stock and 1,553,971 shares of our Class A common stock, collectively representing approximately 89% of the outstanding shares of our common stock and approximately 99% of the total voting power of our common stock.

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

As long as Clear Channel Communications continues to own shares of our common stock representing more than 50% of the total voting power of our common stock, it will have the ability to direct the election of all members of our Board of Directors and, therefore, to exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations, our acquisition or disposition of assets, our incurrence of indebtedness, our issuance of any additional common stock or other equity securities, our repurchase or redemption of common stock or any preferred stock, if applicable, and our payment of dividends. Similarly, Clear Channel Communications will have the power to determine the outcome of matters submitted to a vote of our stockholders, including the power to prevent an acquisition or any other change in control, and to take other actions that might be favorable to Clear Channel Communications.

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

Our principal executive offices are located at 200 East Basse Road, San Antonio, Texas 78209 (telephone: 210-832-3700).

Our Business Segments

We have two reportable business segments, Americas outdoor advertising (“Americas”) and International outdoor advertising (“International”), which represented 44% and 56% of our 2011 revenue, respectively.

We are a leading global outdoor advertising company providing clients with advertising opportunities through billboards, street furniture displays, transit displays and other out-of-home advertising displays. Through our extensive display inventory, we have the ability to deliver innovative, effective marketing campaigns for advertisers and marketing, creative and strategic partners in communities across the Americas and internationally.

We are focused on building the leadership position of our diverse global assets and maximizing our financial performance while serving our local communities. We intend to continue to execute upon our long-standing outdoor advertising strategies, while closely managing expenses and focusing on achieving operating efficiencies throughout our businesses. Part of our long-term strategy is to pursue the technology of digital displays, including flat screens, LCDs and LEDs, as alternatives to traditional methods of displaying our clients’ advertisements. We are currently installing these technologies in certain markets, both domestically and internationally.

For more information about our revenue, gross profit and assets by segment and our revenue and long-lived assets by geographic area, see Note 13 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on
Form 10-K.

Americas Outdoor Advertising

We are the largest outdoor advertising company in the Americas (based on revenues), which includes the United States, Canada and Latin America. Approximately 89%, 89% and 91% of our revenue in our Americas segment was derived from the United States for the years ended December 31, 2011, 2010, and 2009, respectively. We own or operate approximately 125,000 display structures in our Americas segment with operations in 48 of the 50 largest markets in the United States, including all of the 20 largest markets.

Our Americas assets consist of billboards, street furniture and transit displays, airport displays, mall displays, and wallscapes and other spectaculars, which we own or operate under lease management agreements. Our Americas advertising business is focused on metropolitan areas with dense populations.

Strategy

We seek to capitalize on our Americas network and diversified product mix to maximize revenue. In addition, by sharing best practices among our business segments, we believe we can quickly and effectively replicate our successes in other markets in which we operate. Our outdoor strategy focuses on leveraging our diversified product mix and long-standing presence in many of our existing markets, which provides us with the ability to launch new products and test new initiatives in a reliable and cost-effective manner.

Promote Outdoor Media Spending. Given the attractive industry fundamentals of outdoor media and our depth and breadth of relationships with both local and national advertisers, we believe we can drive outdoor advertising’s share of total media spending by utilizing our dedicated national sales team to highlight the value of outdoor advertising relative to other media. Outdoor advertising only represented 4% of total dollars spent on advertising in the United States in 2010. We have made and continue to make significant investments in research tools that enable our clients to better understand how our displays can successfully reach their target audiences and promote their advertising campaigns. Also, we are working closely with clients, advertising agencies and other diversified media companies to develop more sophisticated systems that will provide improved audience metrics for outdoor advertising. For example, we have implemented the EYES ON audience measurement system which: (1) separately reports audiences for each of the nearly 400,000 units of inventory across the industry in the United States, (2) reports those audiences using the same demographics available and used by other media permitting reach and frequency measures, (3) provides the same audience measures across more than 200 markets, and (4) reports which advertisement is most likely to be seen. We believe that measurement systems such as EYES ON will further enhance the attractiveness of outdoor advertising for both existing clients and new advertisers and further foster outdoor media spending growth.

Continue to Deploy Digital Displays. Digital outdoor advertising provides significant advantages over traditional outdoor media. Our electronic displays are linked through centralized computer systems to instantaneously and simultaneously change advertising copy on a large number of displays, allowing us to sell more slots to advertisers. The ability to change copy by time of day and quickly change messaging based on advertisers’ needs creates additional flexibility for our customers. Although digital displays require more capital to construct compared to traditional bulletins, the advantages of digital allow us to penetrate new accounts and categories of advertisers as well as serve a broader set of needs for existing advertisers. Digital displays allow for high-frequency, 24-hour advertising changes in high traffic locations and allow us to offer our clients optimal flexibility, distribution, circulation and visibility. We expect this trend to continue as we increase our quantity of digital inventory. As of December 31, 2011, we have deployed more than 850 digital billboards in 37 markets in the United States.

Sources of Revenue

Americas generated 44%, 46% and 46% of our revenue in 2011, 2010 and 2009, respectively. Americas revenue is derived from the sale of advertising copy placed on our digital displays and our traditional displays. Our display inventory consists primarily of billboards, street furniture displays and transit displays. The margins on our billboard contracts, including those related to digital billboards, tend to be higher than those on contracts for other displays, due to their greater size, impact and location along major roadways that are highly trafficked. Billboards comprise approximately two-thirds of our display revenues. The following table shows the approximate percentage of revenue derived from each category for our Americas advertising inventory:

	Year Ended December 31,
	2011	2010	2009
Billboards:
Bulletins	53%	53%	51%
Posters	13%	14%	14%
Street furniture displays	7%	6%	5%
Transit displays	16%	15%	17%
Other displays (1)	11%	12%	13%

Total	100%	100%	100%

(1)	Includes spectaculars, mall displays and wallscapes.

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

•

Bulletins. Bulletins vary in size, with the most common size being 14 feet high by 48 feet wide. Digital bulletins display static messages that resemble standard printed bulletins when viewed, but also allow advertisers to change messages throughout the course of a day. Our electronic displays are linked through centralized computer systems to instantaneously and simultaneously change advertising copy as needed. Because of their greater size, impact, high-frequency and 24-hour advertising changes, we typically receive our highest rates for digital bulletins. Almost all of the advertising copy displayed on traditional bulletins is computer printed on vinyl and transported to the bulletin where it is secured to the display surface. Bulletins generally are located along major expressways, primary commuting routes and main intersections that are highly visible and heavily trafficked. Our clients may contract for individual bulletins or a network of bulletins, meaning the clients’ advertisements are rotated among bulletins to increase the reach of the campaign. Our client contracts for bulletins, either traditional or digital, generally have terms ranging from four weeks to one year.

•

Posters. Digital posters are available in addition to the traditional 30-sheet or 8-sheet displays. Similar to digital bulletins, digital posters display static messages that resemble standard printed posters when viewed, and are linked through centralized computer systems to instantaneously and simultaneously change messages throughout the course of a day. The traditional 30-sheet posters are approximately 11 feet high by 23 feet wide, and the traditional 8-sheet posters are approximately 5 feet high by 11 feet wide. Advertising copy for traditional 30-sheet posters is digitally printed on a single piece of polyethylene material that is then transported and secured to the poster surfaces. Advertising copy for traditional 8-sheet posters is printed using silk screen, lithographic or digital process to transfer the designs onto paper that is then transported and secured to the poster surfaces. Posters generally are located in commercial areas on primary and secondary routes near point-of-purchase locations, facilitating advertising campaigns with greater demographic targeting than those displayed on bulletins. Our poster rates typically are less than our bulletin rates, and our client contracts for posters generally have terms ranging from four weeks to one year. Premiere displays, which consist of premiere panels and squares, are innovative hybrids between bulletins and posters that we developed to provide our clients with an alternative for their targeted marketing campaigns. The premiere displays utilize one or more poster panels, but with vinyl advertising stretched over the panels similar to bulletins. Our intent is to combine the creative impact of bulletins with the additional reach and frequency of posters.

Street Furniture Displays

Our street furniture displays include advertising surfaces on bus shelters, information kiosks, freestanding units and other public structures, are available in both traditional and digital formats, and are primarily located in major metropolitan areas and along major commuting routes. Generally, we own the street furniture structures and are responsible for their construction and maintenance. Contracts for the right to place our street furniture displays in the public domain and sell advertising space on them are awarded by municipal and transit authorities in competitive bidding processes governed by local law. Generally, these contracts have terms ranging from 10 to 20 years. As compensation for the right to sell advertising space on our street furniture structures, we pay the municipality or transit authority a fee or revenue share that is either a fixed amount or a percentage of the revenue derived from the street furniture displays. Typically, these revenue sharing arrangements include payments by us of minimum guaranteed amounts. Client contracts for street furniture displays typically have terms ranging from four weeks to one year, and are typically for network packages of multiple street furniture displays.

Transit Displays

Our transit displays are advertising surfaces on various types of vehicles or within transit systems, including on the interior and exterior sides of buses, trains, trams, and within the common areas of rail stations and airports, and are available in both traditional and digital formats. Similar to street furniture, contracts for the right to place our displays on such vehicles or within such transit systems and to sell advertising space on them generally are awarded by public transit authorities in competitive bidding processes or are negotiated with private transit operators. Generally, these contracts have terms ranging up to nine years. Our client contracts for transit displays generally have terms ranging from four weeks to one year.

Other Inventory

The balance of our display inventory consists of spectaculars, wallscapes and mall displays. Spectaculars are customized display structures that often incorporate video, multidimensional lettering and figures, mechanical devices and moving parts and other embellishments to create special effects. The majority of our spectaculars are located in Times Square in New York City, Dundas Square and the Gardiner Expressway in Toronto, Fashion Show Mall in Las Vegas, Miracle Mile Shops in Las Vegas and across from the Target Center in Minneapolis. Client contracts for spectaculars typically have terms of one year or longer. A wallscape is a display that drapes over or is suspended from the sides of buildings or other structures. Generally, wallscapes are located in high-profile areas where other types of outdoor advertising displays are limited or unavailable. Clients typically contract for individual wallscapes for extended terms. We also own displays located within the common areas of malls on which our clients run advertising campaigns for periods ranging from four weeks to one year.

Advertising Inventory and Markets

As of December 31, 2011, we owned or operated approximately 125,000 display structures in our Americas segment with operations in 48 of the 50 largest markets in the United States, including all of the 20 largest markets. Therefore, no one property is material to our overall operations. We believe that our properties are in good condition and suitable for our operations. During 2011, we conformed our methodology for counting airport displays to be consistent with the remainder of our domestic inventory.

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

Construction and Operation

We typically own the physical structures on which our clients’ advertising copy is displayed. We build some of the structures at our billboard fabrication business in Illinois and erect them on sites we either lease or own or for which we have acquired permanent easements. The site lease terms generally range from one to 20 years. In addition to the site lease, we must obtain a permit to build the sign. Permits are typically issued in perpetuity by the state or local government and typically are transferable or renewable for a minimal, or no, fee. Traditional bulletin and poster advertising copy is either printed with computer generated graphics on a single sheet of vinyl or placed on lithographed or silk-screened paper sheets supplied by the advertiser. These advertisements are then transported to the site and in the case of vinyl, wrapped around the face of the site, and in the case of paper, pasted and applied like wallpaper to the site. The operational process also includes conducting visual inspections of the inventory for display defects and taking the necessary corrective action within a reasonable period of time.

Client Categories

In 2011, the top five client categories in our Americas segment were retail, business services, banking and financial services, media and telecommunications.

Competition

The outdoor advertising industry in the Americas is fragmented, consisting of several larger companies involved in outdoor advertising, such as CBS and Lamar Advertising Company, as well as numerous smaller and local companies operating a limited number of displays in a single market or a few local markets. We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, the Internet and other forms of advertisement.

Outdoor advertising companies compete primarily based on ability to reach consumers, which is driven by location of the display.

International Outdoor Advertising

Our International segment includes our operations in Asia, Australia and Europe, with approximately 34%, 37%, and 39% of our revenue in this segment derived from France and the United Kingdom for the years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011, we owned or operated more than 630,000 displays across 30 countries.

Our International assets consist of street furniture and transit displays, billboards, mall displays, Smartbike schemes, wallscapes and other spectaculars, which we own or operate under lease agreements. Our International business is focused on metropolitan areas with dense populations.

Strategy

Similar to our Americas business, we believe our International business has attractive industry fundamentals including a broad audience reach and a highly cost effective media for advertisers as measured by cost per thousand persons reached compared to other traditional media. Our International business focuses on the following strategies:

Promote Overall Outdoor Media Spending. Our strategy is to promote growth in outdoor advertising’s share of total media spending by leveraging our international scale and local reach. We are focusing on developing and implementing better and improved outdoor audience delivery measurement systems to provide advertisers with tools to determine how effectively their message is reaching the desired audience.

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

Continue to Deploy Digital Display Networks. Internationally, digital out-of-home displays are a dynamic medium which enables our customers to engage in real-time, tactical, topical and flexible advertising. We will continue our focused and dedicated digital strategy as we remain committed to the digital development of out-of-home communication solutions internationally. Through our new international digital brand, Clear Channel Play, we are able to offer networks of digital displays in multiple formats and multiple environments including bus shelters, airports, transit, malls and flagship locations. We seek to achieve greater consumer engagement and flexibility by delivering powerful, flexible and interactive campaigns that open up new possibilities for advertisers to engage with their target audiences. With digital network launches in Sweden, Belgium and the U.K. accelerating our expansion program during 2011, we had more than 2,900 digital displays in twelve countries across Europe and Asia as of December 31, 2011.

Sources of Revenue

Our International segment generated 56%, 54% and 54% of our revenue in 2011, 2010 and 2009, respectively. International revenue is derived from the sale of traditional advertising copy placed on our display inventory and electronic displays which are part of our network of digital displays. Our International display inventory consists primarily of street furniture displays, billboards, transit displays and other out-of-home advertising displays, such as neon displays. The following table shows the approximate percentage of revenue derived from each inventory category of our International segment:

	Year Ended December 31,
	2011	2010	2009
Street furniture displays	43%	42%	40%
Billboards (1)	27%	30%	32%
Transit displays	9%	8%	8%
Other (2)	21%	20%	20%

Total	100%	100%	100%

(1)	Includes revenue from posters and neon displays.

(2)	Includes advertising revenue from mall displays, other small displays, and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services, operation of Smartbike schemes and production revenue.

Our International segment generates revenues worldwide from local, regional and national sales. Similar to our Americas business, advertising rates generally are based on the gross ratings points of a display or group of displays. The number of impressions delivered by a display, in some countries, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic.

While location, price and availability of displays are important competitive factors, we believe that providing quality customer service and establishing strong client relationships are also critical components of sales. Our entrepreneurial culture allows local management to operate their markets as separate profit centers, encouraging customer cultivation and service.

Street Furniture Displays

Our International street furniture displays, available in traditional and digital formats, are substantially similar to their Americas street furniture counterparts, and include bus shelters, freestanding units, various types of kiosks, benches and other public structures. Internationally, contracts with municipal and transit authorities for the right to place our street furniture in the public domain and sell advertising on such street furniture typically provide for terms ranging from 10 to 15 years. The major difference between our International and Americas street furniture businesses is in the nature of the municipal contracts. In our International business, these contracts typically require us to provide the municipality with a broader range of metropolitan amenities such as bus shelters with or without advertising panels, information kiosks and public wastebaskets, as well as space for the municipality to display maps or other public information. In exchange for providing such metropolitan amenities and display space, we are authorized to sell advertising space on certain sections of the structures we erect in the public domain. Our International street furniture is typically sold to clients as network packages of multiple street furniture displays, with contract terms ranging from one to two weeks. Client contracts are also available with terms of up to one year.

Billboards

The sizes of our International billboards are not standardized. The billboards vary in both format and size across our networks, with the majority of our International billboards being similar in size to our posters used in our Americas business (30-sheet and 8-sheet displays). Our International billboards are sold to clients as network packages with contract terms typically ranging from one to two weeks. Long-term client contracts are also available and typically have terms of up to one year. We lease the majority of our billboard sites from private landowners. Billboards include posters and our neon displays, and are available in traditional and digital formats. Defi Group SAS, our International neon subsidiary, is a global provider of neon signs with approximately 296 displays in 16 countries worldwide. Client contracts for International neon displays typically have terms of approximately five years.

Transit Displays

Our International transit display contracts are substantially similar to their Americas transit display counterparts, and typically require us to make only a minimal initial investment and few ongoing maintenance expenditures. Contracts with public transit authorities or private transit operators typically have terms ranging from three to seven years. Our client contracts for transit displays, either traditional or digital, generally have terms ranging from one week to one year, or longer.

Other International Inventory and Services

The balance of our revenue from our International segment consists primarily of advertising revenue from mall displays, other small displays and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services and production revenue. Internationally, our contracts with mall operators generally have terms ranging from five to ten years and client contracts for mall displays generally have terms ranging from one to two weeks, but are available for periods up to six months. Our International inventory includes other small displays that are counted as separate displays since they form a substantial part of our network and International revenue. We also have a Smartbike bicycle rental program which provides bicycles for rent to the general public in several municipalities. In exchange for providing the bike rental program, we generally derive revenue from advertising rights to the bikes, bike stations, additional street furniture displays, or fees from the local municipalities. In several of our International markets, we sell equipment or provide cleaning and maintenance services as part of a billboard or street furniture contract with a municipality.

Advertising Inventory and Markets

As of December 31, 2011, we owned or operated more than 630,000 displays in our International segment, with operations across 30 countries. Our International display count includes display faces, which may include multiple faces on a single structure. As a result, our International display count is not comparable to our Americas display count, which includes only unique displays. No one property is material to our overall operations. We believe that our properties are in good condition and suitable for our operations.

Production

The majority of our International clients are advertisers targeting national audiences whose business generally is placed with us through advertising agencies. These agencies often provide our International clients creative services to design and produce both the advertising copy and the physical printed advertisement. Traditional advertising copy, both paper and vinyl, is shipped to centralized warehouses operated by us. The copy is then sorted and delivered to sites where it is installed on our displays.

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

Client Categories

In 2011, the top five client categories in our International segment, based on International revenue derived from these categories, were retail, food and food products, telecommunications, automotive, and fashion and apparel.

Competition

The international outdoor advertising industry is fragmented, consisting of several larger companies involved in outdoor advertising, such as JCDecaux and CBS, as well as numerous smaller and local companies operating a limited number of displays in a single market or a few local markets. We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, the Internet and other forms of advertisement.

Outdoor companies compete primarily based on ability to reach consumers, which is driven by location of the display.

Employees

As of January 31, 2012, we had approximately 2,000 domestic employees and approximately 5,800 international employees, of which approximately 1,740 were employed in corporate related activities. Approximately 150 of our employees in the United States and approximately 265 of our employees outside the United States are subject to collective bargaining agreements in their respective countries. We are a party to numerous collective bargaining agreements, none of which represent a significant number of employees. We believe that our relationship with our employees is good.

Seasonality

Required information is located within Item 7 of Part II of this Annual Report on Form 10-K.

Regulation of our Business

The outdoor advertising industry in the United States is subject to governmental regulation at the Federal, state and local levels. These regulations may include, among others, restrictions on the construction, repair, maintenance, lighting, upgrading, height, size, spacing and location of and, in some instances, content of advertising copy being displayed on outdoor advertising structures. In addition, international regulations have a significant impact on the outdoor advertising industry. International regulation of the outdoor advertising industry can vary by municipality, region and country, but generally limits the size, placement, nature and density of out-of-home displays. Other regulations may limit the subject matter and language of out-of-home displays.

From time to time, legislation has been introduced in both the United States and foreign jurisdictions attempting to impose taxes on revenue from outdoor advertising or for the right to use outdoor advertising assets. Several jurisdictions have already imposed such taxes as a percentage of our outdoor advertising revenue in that jurisdiction. In addition, some jurisdictions have taxed our personal property and leasehold interests in advertising locations using various valuation methodologies. While these taxes have not had a material impact on our business and financial results to date, we expect U.S. and foreign jurisdictions to continue to try to impose such taxes as a way of increasing revenue. In recent years, outdoor advertising also has become the subject of targeted taxes and fees. These laws may affect prevailing competitive conditions in our markets in a variety of ways. Such laws may reduce our expansion opportunities or may increase or reduce competitive pressure from other members of the outdoor advertising industry. No assurance can be given that existing or future laws or regulations, and the enforcement thereof, will not materially and adversely affect the outdoor advertising industry. However, we contest laws and regulations that we believe unlawfully restrict our constitutional or other legal rights and may adversely impact the growth of our outdoor advertising business.

In the United States, Federal law, principally the Highway Beautification Act (“HBA”), regulates outdoor advertising on Federal-Aid Primary, Interstate and National Highway Systems roads within the United States (“controlled roads”). The HBA regulates the size and placement of billboards, requires the development of state standards, mandates a state’s compliance program, promotes the expeditious removal of illegal signs and requires just compensation for takings.

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

U.S. Federal law neither requires nor prohibits the removal of existing lawful billboards, but it does mandate the payment of compensation if a state or political subdivision compels the removal of a lawful billboard along the controlled roads. In the past, state governments have purchased and removed existing lawful billboards for beautification purposes using Federal funding for transportation enhancement programs, and these jurisdictions may continue to do so in the future. From time to time, state and local government authorities use the power of eminent domain and amortization to remove billboards. Thus far, we have been able to obtain satisfactory compensation for our billboards purchased or removed as a result of these types of governmental action, although there is no assurance that this will continue to be the case in the future.

We have introduced and intend to expand the deployment of digital billboards that display static digital advertising copy from various advertisers that change up to several times per minute. We have encountered some existing regulations in the U.S. and across some international jurisdictions that restrict or prohibit these types of digital displays. However, since digital technology for changing static copy has only recently been developed and introduced into the market on a large scale, and is in the process of being introduced more broadly in our international markets, existing regulations that currently do not apply to digital technology by their terms could be revised to impose greater restrictions. These regulations may impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

Our results have been in the past, and could be in the future, adversely affected by economic uncertainty or deteriorations in economic conditions

Expenditures by advertisers tend to be cyclical, reflecting economic conditions and budgeting and buying patterns. Periods of a slowing economy or recession, or periods of economic uncertainty, may be accompanied by a decrease in advertising. The global economic downturn that began in 2008 resulted in a decline in advertising and marketing by our customers, which resulted in a decline in advertising revenues across our businesses. This reduction in advertising revenues had an adverse effect on our revenue, profit margins, cash flow and liquidity. Although we believe that global economic conditions are improving, economic conditions remain uncertain. If economic conditions do not continue to improve, economic uncertainty increases or economic conditions deteriorate again, global economic conditions may once again adversely impact our revenue, profit margins, cash flow and liquidity. Furthermore, because a significant portion of our revenue is derived from local advertisers, our ability to generate revenues in specific markets is directly affected by local and regional conditions, and unfavorable regional economic conditions also may adversely impact our results. In addition, even in the absence of a downturn in general economic conditions, an individual business sector or market may experience a downturn, causing it to reduce its advertising expenditures, which also may adversely impact our results.

We performed impairment tests on our goodwill and other intangible assets during the fourth quarter of 2011 and 2010 and recorded non-cash impairment charges of $7.6 million and $11.5 million, respectively. Additionally, we performed impairment tests in 2008 and 2009 on our indefinite-lived assets and goodwill and, as a result of the global economic downturn and the corresponding reduction in our revenues, we recorded non-cash impairment charges of $3.2 billion and $890.7 million, respectively. Although we believe we have made reasonable estimates and used appropriate assumptions to calculate the fair value of our billboard permits and reporting units, it is possible a material change could occur. If actual market conditions and operational performance for the respective reporting units underlying the intangible assets were to deteriorate, or if facts and circumstances change that would more likely than not reduce the estimated fair value of the indefinite-lived assets or goodwill for these reporting units below their adjusted carrying amounts, we may also be required to recognize additional impairment charges in future periods, which could have a material impact on our financial condition and results of operations.

To service our debt obligations and to fund capital expenditures, we will require a significant amount of cash to meet our needs, which depends on many factors beyond our control

Our ability to service our debt obligations and to fund capital expenditures for display construction or renovation will require a significant amount of cash. Our primary source of liquidity is cash flow from operations. Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand as well as cash flow from operations will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next twelve months. However, our ability to fund our working capital needs, debt service and other obligations and to comply with the financial covenants under our financing agreements depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control. If our future operating performance does not meet our expectation or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing. In addition, the purchase price of possible acquisitions, capital expenditures for deployment of digital billboards and/or other strategic initiatives could require additional indebtedness or equity financing on our part. Adverse securities and credit market conditions, such as those experienced during 2008 and 2009, could significantly affect the availability of equity or credit financing. Consequently, there can be no assurance that such financing, if permitted under the terms of our financing agreements, will be available on terms acceptable to us or at all. The inability to obtain additional financing in such circumstances could have a material adverse effect on our financial condition and on our ability to meet our obligations or pursue strategic initiatives. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.

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

Our financial performance may be adversely affected by many factors beyond our control

Certain factors that could adversely affect our financial performance by, among other things, leading to decreases in overall revenues, the numbers of advertising customers, advertising fees, or profit margins include:

•	unfavorable economic conditions, which may cause companies to reduce their expenditures on advertising;
•

an increased level of competition for advertising dollars, which may lead to lower advertising rates as we attempt to retain customers or which may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match;

•	unfavorable fluctuations in operating costs, which we may be unwilling or unable to pass through to our customers;
•

technological changes and innovations that we are unable to successfully adopt or are late in adopting that offer more attractive advertising alternatives than what we offer, which may lead to a loss of advertising customers or to lower advertising rates;

•

changes in governmental regulations and policies and actions of regulatory bodies, including changes to restrictions on rebuilding non-conforming structures, which could increase our taxes or other costs, restrict the advertising media that we employ or restrict some or all of our customers that operate in regulated areas from using certain advertising media or from advertising at all;

•

unfavorable shifts in population and other demographics, which may cause us to lose advertising customers as people migrate to markets where we have a smaller presence or which may cause advertisers to be willing to pay less in advertising fees if the general population shifts into a less desirable age or geographical demographic from an advertising perspective; and

•	unfavorable changes in labor conditions, which may impair our ability to operate or require us to spend more to retain and attract key employees.

We face intense competition in the outdoor advertising business

We operate in a highly competitive industry, and we may not be able to maintain or increase our current advertising and sales revenues. We compete for advertising revenue with other outdoor advertising businesses, as well as with other media, such as radio, newspapers, magazines, television, direct mail, smart mobile phones, satellite radio and Internet-based media, within their respective markets. Market shares are subject to change, which could have the effect of reducing our revenue in that market. Our competitors may develop services or advertising media that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It also is possible that new competitors may emerge and rapidly acquire significant market share in any of our business segments. An increased level of competition for advertising dollars may lead to lower advertising rates as we attempt to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match.

Our business is dependent on our management team and other key individuals

Our business is dependent upon the performance of our management team and other key individuals. A number of key individuals have joined us over the past two years, including Robert W. Pittman, who became our Executive Chairman on October 2, 2011. Although we have entered into agreements with some members of our management team and certain other key individuals, we can give no assurance that all or any of our management team and other key individuals will remain with us. Competition for these individuals is intense and many of our key employees are at-will employees who are under no legal obligation to remain with us, and may decide to leave for a variety of personal or other reasons beyond our control. If members of our management or key individuals decide to leave us in the future, or if we are not successful in attracting, motivating and retaining other key employees, our business could be adversely affected.

Government regulation of outdoor advertising may restrict our outdoor advertising operations

U.S. Federal, state and local regulations have a significant impact on the outdoor advertising industry and our business. One of the seminal laws is the HBA, which regulates outdoor advertising on Federal-Aid Primary, Interstate and National Highway Systems’ roads in the United States. The HBA regulates the size and location of billboards, mandates a state compliance program, requires the development of state standards, promotes the expeditious removal of illegal signs and requires just compensation for takings. Construction, repair, maintenance, lighting, upgrading, height, size, spacing, the location and permitting of billboards and the use of new technologies for changing displays, such as digital displays, are regulated by federal, state and local governments. From time to time, states and municipalities have prohibited or significantly limited the construction of new outdoor advertising structures. Changes in laws and regulations affecting outdoor advertising at any level of government, including laws of the foreign jurisdictions in which we operate, could have a significant financial impact on us by requiring us to make significant expenditures or otherwise limiting or restricting some of our operations. Due to such regulations, it has become increasingly difficult to develop new outdoor advertising locations.

From time to time, certain state and local governments and third parties have attempted to force the removal of our displays under various state and local laws, including zoning ordinances, permit enforcement, condemnation and amortization. Amortization is the attempted forced removal of legal non-conforming billboards (billboards which conformed with applicable laws and regulations when built, but which do not conform to current laws and regulations) or the commercial advertising placed on such billboards after a period of years. Pursuant to this concept, the governmental body asserts that just compensation is earned by continued operation of the billboard over time. Amortization is prohibited along all controlled roads and generally prohibited along non-controlled roads. Amortization has, however, been upheld along non-controlled roads in limited instances where provided by state and local law. Other regulations limit our ability to rebuild, replace, repair, maintain and upgrade non-conforming displays. In addition, from time to time third parties or local governments assert that we own or operate displays that either are not properly permitted or otherwise are not in strict compliance with applicable law. For example, court rulings have upheld regulations in the City of New York that have impacted our displays in certain areas within the city. Such regulations and allegations have not had a material impact on our results of operations to date, but if we are increasingly unable to resolve such allegations or obtain acceptable arrangements in circumstances in which our displays are subject to removal, modification or amortization, or if there occurs an increase in such regulations or their enforcement, our operating results could suffer.

A number of state and local governments have implemented or initiated taxes, fees and registration requirements in an effort to decrease or restrict the number of outdoor signs and/or to raise revenue. From time to time, legislation also has been introduced in foreign jurisdictions attempting to impose taxes on revenue from outdoor advertising or for the right to use outdoor advertising assets. In addition, a number of jurisdictions, including the City of Los Angeles, have implemented legislation or interpreted existing legislation to restrict or prohibit the installation of new digital billboards. While these measures have not had a material impact on our business and financial results to date, we expect these efforts to continue. The increased imposition of these measures, and our inability to overcome any such measures, could reduce our operating income if those outcomes require removal or restrictions on the use of preexisting displays. In addition, if we are unable to pass on the cost of these items to our clients, our operating income could be adversely affected.

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

Additional restrictions on outdoor advertising of tobacco, alcohol and other products may further restrict the categories of clients that can advertise using our products

Out-of-court settlements between the major U.S. tobacco companies and all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and four other U.S. territories include a ban on the outdoor advertising of tobacco products. Other products and services may be targeted in the U.S. in the future, including alcohol products. Most European Union countries, among other nations, also have banned outdoor advertisements for tobacco products and legislation regulating alcohol advertising has been introduced in a number of European countries in which we conduct business and could have a similar impact. Any significant reduction in alcohol-related advertising or advertising of other products due to content-related restrictions could cause a reduction in our direct revenues from such advertisements and an increase in the available space on the existing inventory of billboards in the outdoor advertising industry.

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

Doing business in foreign countries exposes us to certain risks not found when doing business in the United States

Doing business in foreign countries carries with it certain risks that are not found when doing business in the United States. These risks could result in losses against which we are not insured. Examples of these risks include:

•	potential adverse changes in the diplomatic relations of foreign countries with the United States;
•	hostility from local populations;
•	the adverse effect of foreign exchange controls;
•	government policies against businesses owned by foreigners;
•	investment restrictions or requirements;
•	expropriations of property without adequate compensation;
•	the potential instability of foreign governments;
•	the risk of insurrections;
•	risks of renegotiation or modification of existing agreements with governmental authorities;
•	difficulties collecting receivables and otherwise enforcing contracts with governmental agencies and others in some foreign legal systems;
•	withholding and other taxes on remittances and other payments by subsidiaries;
•	changes in tax structure and level; and
•	changes in laws or regulations or the interpretation or application of laws or regulations.

In addition, because we own assets in foreign countries and derive revenues from our International operations, we may incur currency translation losses due to changes in the values of foreign currencies and in the value of the U.S. dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results.

Our International operations involve contracts with, and regulation by, foreign governments. We operate in many parts of the world that experience corruption to some degree. Although we have policies and procedures in place that are designed to promote legal and regulatory compliance (including with respect to the U.S. Foreign Corrupt Practices Act and the United Kingdom Bribery Act 2010), our employees, subcontractors and agents could take actions that violate applicable anticorruption laws or regulations. Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, financial position and results of operations.

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

Future acquisitions and other strategic transactions could pose risks

We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue additional acquisitions and may decide to dispose of certain businesses. These acquisitions or dispositions could be material. Our acquisition strategy involves numerous risks, including:

•	our acquisitions may prove unprofitable and fail to generate anticipated cash flows;
•	to successfully manage our large portfolio of outdoor advertising and other properties, we may need to:
•

recruit additional senior management as we cannot be assured that senior management of acquired businesses will continue to work for us and we cannot be certain that any of our recruiting efforts will succeed, and

•

expand corporate infrastructure to facilitate the integration of our operations with those of acquired businesses, because failure to do so may cause us to lose the benefits of any expansion that we decide to undertake by leading to disruptions in our ongoing businesses or by distracting our management;

•	we may enter into markets and geographic areas where we have limited or no experience;
•	we may encounter difficulties in the integration of operations and systems; and
•	our management’s attention may be diverted from other business concerns.

Additional acquisitions by us may require antitrust review by federal antitrust agencies and may require review by foreign antitrust agencies under the antitrust laws of foreign jurisdictions. We can give no assurances that the U.S. Department of Justice (“DOJ”), the U.S. Federal Trade Commission or foreign antitrust agencies will not seek to bar us from acquiring additional outdoor advertising businesses in any market where we already have a significant position. The DOJ actively reviews proposed acquisitions of outdoor advertising businesses. In addition, the antitrust laws of foreign jurisdictions will apply if we acquire international outdoor advertising businesses.

Risks Related to Our Relationship with Clear Channel Communications

Because Clear Channel Communications controls substantially all of the total voting power of our common stock, investors will not be able to affect the outcome of any stockholder vote

As of December 31, 2011, Clear Channel Communications indirectly owned (1) all of our outstanding shares of Class B common stock and (2) 1,553,971 shares of our Class A common stock, collectively representing approximately 89% of the outstanding shares of our common stock. Each share of our Class B common stock entitles its holder to 20 votes and each share of our Class A common stock entitles its holder to one vote on all matters on which stockholders are entitled to vote. As a result, as of December 31, 2011, Clear Channel Communications controlled approximately 99% of the total voting power of our common stock.

As long as Clear Channel Communications continues to own shares of our common stock representing more than 50% of the total voting power of our common stock, it will have the ability to direct the election of all members of our Board of Directors and, therefore, to exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations, our acquisition or disposition of assets, our incurrence of indebtedness, our issuance of any additional common stock or other equity securities, our repurchase or redemption of common stock or preferred stock, if applicable, and our payment of dividends. Similarly, Clear Channel Communications will have the power to determine the outcome of matters submitted to a vote of our stockholders, including the power to prevent an acquisition or any other change in control. Because Clear Channel Communications’ interests as our controlling stockholder may differ from other stockholders’ interests, actions taken by Clear Channel Communications with respect to us may not be favorable to all stockholders.

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

Pursuant to the Corporate Services Agreement, we are obligated to use various corporate services provided by Clear Channel Communications and its affiliates, including treasury, payroll and other financial services, certain executive officer services, human resources and employee benefit services, legal services, information systems and network services and procurement and sourcing support. Also pursuant to the Corporate Services Agreement, substantially all of the cash generated from our domestic Americas operations is transferred daily into accounts of Clear Channel Communications (after satisfying our controlled disbursement accounts and the funding requirements of the trustee account under the senior notes issued in December 2009 by Clear Channel Worldwide Holdings, Inc., an indirect, wholly-owned subsidiary of ours), where funds of ours and of Clear Channel Communications are commingled, and recorded as “Due from/to Clear Channel Communications” on the consolidated balance sheet. Net amounts owed between us and Clear Channel Communications are evidenced by revolving promissory notes. We do not have a commitment from Clear Channel Communications to advance funds to us, and we have no access to the cash transferred from us to Clear Channel Communications. If Clear Channel Communications were to become insolvent, we would be an unsecured creditor of Clear Channel Communications. In such event, we would be treated the same as other unsecured creditors of Clear Channel Communications and, if we were not entitled to the cash previously transferred to Clear Channel Communications, or could not obtain such cash on a timely basis, we could experience a liquidity shortfall. At December 31, 2011 and 2010, the asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet was $656.0 million and $383.8 million, respectively.

In addition, the Master Agreement includes restrictive covenants that, among other things, restrict our ability to:

•	issue any shares of capital stock or securities convertible into capital stock;
•	incur additional indebtedness;
•	make certain acquisitions and investments;
•	repurchase our stock;
•	dispose of certain assets; and
•	merge or consolidate.

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

Areas in which conflicts of interest between Clear Channel Communications and us could arise include, but are not limited to, the following:

•

Cross officerships, directorships and stock ownership. The ownership interests of our directors or executive officers in the common stock of CC Media Holdings or service as a director or officer of both CC Media Holdings and us could create, or appear to create, conflicts of interest when directors and executive officers are faced with decisions that could have different implications for the two companies. For example, these decisions could relate to: (1) the nature, quality and cost of services rendered to us by Clear Channel Communications; (2) disagreement over the desirability of a potential acquisition opportunity; (3) employee retention or recruiting; or (4) our capital structure, including our level of indebtedness and our dividend policy.

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

•

Intercompany agreements. We have entered into certain agreements with Clear Channel Communications pursuant to which it provides us certain management, administrative, accounting, tax, legal and other services, for which we reimburse Clear Channel Communications on a cost basis. In addition, we entered into a number of intercompany agreements covering matters such as tax sharing and our responsibility for certain liabilities previously undertaken by Clear Channel Communications for certain of our businesses. Pursuant to the Corporate Services Agreement between Clear Channel Communications and us, we are contractually obligated to utilize the services of certain executive officers of Clear Channel Communications as our executive officers until Clear Channel Communications owns shares of our common stock representing less than 50% of the total voting power of our common stock, or we provide Clear Channel Communications with six months prior written notice of termination. The terms of these agreements were established while we were a wholly owned subsidiary of Clear Channel Communications and were not the result of arm’s length negotiations. In addition, conflicts could arise in the interpretation or any extension or renegotiation of these existing agreements.

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

We are a “controlled company” within the meaning of the New York Stock Exchange (“NYSE”) rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements that may not provide as many protections as those afforded to stockholders of other companies

Clear Channel Communications owns shares of our common stock representing more than 50% of the total voting power of our common stock and, as a result, we have elected to be treated as a “controlled company” under the NYSE corporate governance standards. As a controlled company, we are exempt from the provisions of the NYSE’s corporate governance standards requiring that: (1) a majority of our Board consists of independent directors; (2) we have a nominating and governance committee composed entirely of independent directors and governed by a written charter addressing the nominating and governance committee’s purpose and responsibilities; and (3) we have a compensation committee composed entirely of independent directors with a written charter addressing the compensation committee’s purpose and responsibilities. Although we currently have a compensation committee composed entirely of independent directors with a written charter addressing the compensation committee’s purpose and responsibilities, we currently do not have a nominating and governance committee and a majority of our Board of Directors currently does not consist of independent directors. We intend to continue using certain of these exemptions and, as a result: (1) we may not create or maintain a nominating and governance committee; (2) the nominating and governance committee (if one is created) and the compensation committee may not consist entirely of independent directors; and (3) our Board of Directors may not consist of a majority of independent directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

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

Risks Related to Our Class A Common Stock

Our stock ownership by Clear Channel Communications, provisions in our agreements with Clear Channel Communications and our corporate governance documents and Delaware law may delay or prevent an acquisition of us that our other stockholders may consider favorable, which could decrease the value of your shares of Class A common stock

As long as Clear Channel Communications continues to own shares of our common stock representing more than 50% of the total voting power of our common stock, it will have the ability to control decisions regarding an acquisition of us by a third party. As a controlled company, we are exempt from some of the corporate governance requirements of the NYSE, including the requirement that our Board of Directors be comprised of a majority of independent directors. In addition, our amended and restated certificate of incorporation, bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions include restrictions on the ability of our stockholders to remove directors, supermajority voting requirements for stockholders to amend our organizational documents, restrictions on a classified board of directors and limitations on action by our stockholders by written consent. Some of these provisions, such as the limitation on stockholder action by written consent, only become effective once Clear Channel Communications no longer controls us. In addition, our Board of Directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Delaware law also imposes certain restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding voting stock. These restrictions under Delaware law do not apply to Clear Channel Communications while it retains at least 15% or more of our Class B common stock. Although we believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics and thereby provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our Board of Directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

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

An increase in the concentration of our stock ownership by Clear Channel Communications could depress the market price for shares of our Class A common stock

As a result of the significant concentration of our stock ownership, we have a relatively small public float compared to the number of our shares outstanding, which may adversely affect the trading price for our Class A common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders. On August 9, 2010, Clear Channel Communications, our indirect parent entity, announced a stock purchase program under which Clear Channel Communications or its subsidiaries may purchase up to an aggregate of $100 million of our Class A common stock and/or the Class A common stock of CC Media Holdings, Inc. As of December 31, 2011, a subsidiary of Clear Channel Communications purchased 1,553,971 shares of our Class A common stock through open market purchases. Future stock purchases under this program would result in additional concentration of our stock ownership and further reduce our public float.

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

Risks Related to Our Indebtedness

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful

We have a substantial amount of indebtedness. At December 31, 2011, we had $2.55 billion of total indebtedness outstanding, including: (1) $2.5 billion aggregate principal amount of Clear Channel Worldwide Holdings, Inc. Senior Notes; and (2) $45.9 million outstanding of other debt. This large amount of indebtedness could have negative consequences for us, including, without limitation:

•

requiring us to dedicate a substantial portion of our cash flow to the payment of principal and interest on indebtedness, thereby reducing cash available for other purposes, including to fund operations and capital expenditures, invest in new technology and pursue other business opportunities;

•

limiting our liquidity and operational flexibility and limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	limiting our ability to adjust to changing economic, business and competitive conditions;
•	requiring us to defer planned capital expenditures, reduce discretionary spending, sell assets, restructure existing indebtedness or defer acquisitions or other strategic opportunities;
•	limiting our ability to refinance any of our indebtedness or increasing the cost of any such financing in any downturn in our operating performance or decline in general economic conditions;
•	making us more vulnerable to a downturn in our operating performance or a decline in general economic or industry conditions; and
•	making us more susceptible to changes in credit ratings, which could impact our ability to obtain financing in the future and increase the cost of such financing.

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

Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and increase our debt service obligations and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If we cannot make scheduled payments on our indebtedness we will be in default under one or more of our debt agreements and, as a result we could be forced into bankruptcy or liquidation.

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

The documents governing our indebtedness contain restrictions that limit our flexibility in operating our business

Our material financing agreements contain various covenants restricting, among other things, our ability to:

•	make acquisitions or investments;
•	make loans or otherwise extend credit to others;
•	incur indebtedness or issue shares or guarantees;
•	create liens;
•	sell, lease, transfer or dispose of assets;
•	merge or consolidate with other companies; and
•	make a substantial change to the general nature of our business.

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

•	industry conditions, including competition;
•	the level of expenditures on advertising;
•	legislative or regulatory requirements;
•	fluctuations in operating costs;
•	technological changes and innovations;
•	changes in labor conditions and management;
•	capital expenditure requirements;
•	risks of doing business in foreign countries;
•	fluctuations in exchange rates and currency values;
•	the outcome of pending and future litigation;
•	changes in interest rates;
•	taxes and tax disputes;
•	shifts in population and other demographics;
•	access to capital markets and borrowed indebtedness;
•	our ability to implement our business strategies;
•	the risk that we may not be able to integrate the operations of acquired businesses successfully;
•	the risk that our cost savings initiatives may not be entirely successful or that any cost savings achieved from those initiatives may not persist;
•	the impact of our substantial indebtedness, including the effect of our leverage on our financial position and earnings;
•	our relationship with Clear Channel Communications;
•	the impact of the above and similar factors on Clear Channel Communications, our primary direct or indirect external source of capital; and
•	certain other factors set forth in our other filings with the Securities and Exchange Commission.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative and is not intended to be exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our worldwide corporate headquarters is in San Antonio, Texas, where Clear Channel Communications owns an approximately 55,000 square foot executive office building and an approximately 123,000 square foot data and administrative service center. The headquarters of our Americas operations is in Phoenix, Arizona, and the headquarters of our International operations is in London, England. The types of properties required to support each of our outdoor advertising branches include offices, production facilities and structure sites. An outdoor branch and production facility is generally located in an industrial or warehouse district. In addition, certain of our executive offices are located in New York, New York.

With respect to each of the Americas and International segments, we primarily lease our outdoor display sites and own or have acquired permanent easements for relatively few parcels of real property that serve as the sites for our outdoor displays. Our leases generally range from month-to-month to year-to-year and can be for terms of 10 years or longer, and many provide for renewal options.

There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. We believe that an important part of our management activity is to negotiate suitable lease renewals and extensions. For additional information regarding our CCME and outdoor properties, see “Item 1. Business.”

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

L&C and Klimes have filed separate petitions to challenge the imposition of this tax. L&C’s challenge in the administrative courts was unsuccessful at the first level, but successful at the second administrative level. The state taxing authority filed an appeal to the third and final administrative level, which required consideration by a full panel of 16 administrative law judges. On September 27, 2010, L&C received an unfavorable ruling at this final administrative level, which concluded that the VAT applied. On December 15, 2011, a Special Chamber of the administrative court considered the reasonableness of the amount of the penalty assessed against L&C and significantly reduced the penalty. With the reduction, the amounts allegedly owed by L&C are approximately $8.6 million in taxes, approximately $4.3 million in penalties and approximately $18.4 million in interest (as of December 31, 2011 at an exchange rate of 0.534). On January 27, 2012, L&C filed a writ of mandamus in the 8th lower public treasury court in São Paulo, State of São Paulo, appealing the administrative court’s decision that the VAT applies. On that same day, L&C filed a motion for an injunction barring the taxing authority from collecting the tax, penalty and interest while the appeal is pending. The court denied the motion on January 30, 2012. L&C filed a motion for reconsideration, and in early February 2012, the court granted that motion and issued an injunction.

Klimes’ challenge was unsuccessful at the first level of the administrative courts, and denied at the second administrative level on or about September 24, 2009. On January 5, 2011, the administrative law judges at the third administrative level published a ruling that the VAT applies but significantly reduced the penalty assessed by the taxing authority. With the penalty reduction, the amounts allegedly owed by Klimes are approximately $9.7 million in taxes, approximately $4.8 million in penalties and approximately $20.1 million in interest (as of December 31, 2011 at an exchange rate of 0.534). In late February 2011, Klimes filed a writ of mandamus in the 13th lower public treasury court in São Paulo, State of São Paulo, appealing the administrative court’s decision that the VAT applies. On that same day, Klimes filed a motion for an injunction barring the taxing authority from collecting the tax, penalty and interest while the appeal is pending. The court denied the motion in early April 2011. Klimes filed a motion for reconsideration with the court and also appealed that ruling to the São Paulo State Higher Court, which affirmed in late April 2011. On June 20, 2011, the 13th lower public treasury court in São Paulo reconsidered its prior ruling and granted Klimes an injunction suspending any collection effort by the taxing authority until a decision on the merits is obtained at the first judicial level.

On August 8, 2011, Brazil’s National Council of Fiscal Policy (CONFAZ) published a rule authorizing a general amnesty to sixteen states, including the State of São Paulo, to reduce the principal amount of VAT allegedly owed for communications services and reduce or waive related interest and penalties. The State of São Paulo ratified the amnesty in late August 2011. However, in late 2011, the State of São Paulo decided not to pursue the general amnesty, but it has indicated that it would be willing to consider a special amnesty for the out-of-home industry. Klimes and L&C are actively exploring this opportunity but do not know whether the State ultimately will offer a special amnesty or what the terms of any special amnesty might be. Accordingly, the businesses continue to vigorously pursue their appeals in the lower public treasury court.

At December 31, 2011, the range of reasonably possible loss is from zero to approximately $31.2 million in the L&C matter and is from zero to approximately $34.6 million in the Klimes matter. The maximum loss that could ultimately be paid depends on the timing of the final resolution at the judicial level and applicable future interest rates. Based on our review of the law, the outcome of similar cases at the judicial level and the advice of counsel, we have not accrued any costs related to these claims and believe the occurrence of loss is not probable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information with respect to our executive officers is presented as of February 15, 2012:

	000000	000000
Name	Age	Position
Robert W. Pittman	58	Executive Chairman and Director
C. William Eccleshare	56	Chief Executive Officer
Jonathan D. Bevan	40	Managing Director and Chief Operating Officer—Clear Channel International
Thomas W. Casey	49	Executive Vice President and Chief Financial Officer
Scott D. Hamilton	42	Senior Vice President, Chief Accounting Officer and Assistant Secretary
Franklin G. Sisson, Jr.	59	Chief Revenue Officer
Robert H. Walls, Jr.	51	Executive Vice President, General Counsel and Secretary

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

Robert W. Pittman was appointed as Chief Executive Officer and a director of CC Media Holdings and Clear Channel Communications and as Executive Chairman and a director of Clear Channel Outdoor Holdings on October 2, 2011. Prior thereto, Mr. Pittman served as Chairman of Media and Entertainment Platforms for CC Media Holdings and Clear Channel Communications since November 2010. He has been a member of, and an investor in, Pilot Group Manager, LLC, Pilot Group GP, LLC, and Pilot Group LP, a private equity partnership, since April 2003, and Pilot Group II GP, LLC, and Pilot Group II LP, a private equity partnership, since 2006. Mr. Pittman was formerly Chief Operating Officer of AOL Time Warner, Inc. from May 2002 to July 2002. He also served as Co-Chief Operating Officer of AOL Time Warner, Inc. from January 2001 to May 2002, and earlier, as President and Chief Operating Officer of America Online, Inc. from February 1998 to January 2001. Mr. Pittman serves on the boards of numerous charitable organizations, including the Alliance for Lupus Research, the New York City Ballet, Public Theater, the Rock and Roll Hall of Fame Foundation and the Robin Hood Foundation, where he has served as past Chairman.

C. William Eccleshare was appointed as our Chief Executive Officer and as Chief Executive Officer—Outdoor of CC Media Holdings and Clear Channel Communications on January 24, 2012. Prior thereto, he served as our Chief Executive Officer—International since September 1, 2009. He also served as Chief Executive Officer—Clear Channel Outdoor—International of CC Media Holdings and Clear Channel Communications from February 17, 2011 until January 24, 2012. Previously, he was Chairman and CEO of BBDO EMEA from 2005 to 2009. Prior thereto, he was Chairman and CEO of Young & Rubicam EMEA since 2002.

Jonathan D. Bevan was appointed as our Managing Director and Chief Operating Officer — Clear Channel International on February 1, 2012. Prior thereto, he served as our Chief Operating Officer — International since October 2009. He served as our Chief Financial Officer — International and Director of Corporate Development from November 2006 to November 2009. Prior thereto, he served as our Chief Financial Officer — International from January 2006 to November 2006.

Thomas W. Casey was appointed as our Executive Vice President and Chief Financial Officer, and as Executive Vice President and Chief Financial Officer of CC Media Holdings and Clear Channel Communications, effective as of January 4, 2010. On March 31, 2011, Mr. Casey was appointed to serve in the newly-created Office of the Chief Executive Officer of Clear Channel Outdoor Holdings, Inc., Clear Channel Communications and CC Media Holdings, in addition to his existing offices. Mr. Casey served in the Office of the Chief Executive Officer of Clear Channel Communications and CC Media Holdings until October 2, 2011, and served in the Office of the Chief Executive Officer of Clear Channel Outdoor Holdings, Inc. until January 24, 2012. Prior to January 4, 2010, Mr. Casey served as Executive Vice President and Chief Financial Officer of Washington Mutual, Inc. from November 2002 until October 2008. Washington Mutual, Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code in September 2008. Prior to November 2002, Mr. Casey served as Vice President of General Electric Company and Senior Vice President and Chief Financial Officer of GE Financial Assurance since 1999.

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

Franklin G. Sisson, Jr. was appointed Chief Revenue Officer on February 1, 2012. Prior thereto, he served as our Executive Vice President — Sales and Marketing since 2001.

Robert H. Walls, Jr. was appointed as our Executive Vice President, General Counsel and Secretary, and as Executive Vice President, General Counsel and Secretary of CC Media Holdings and Clear Channel Communications on January 1, 2010. On March 31, 2011, Mr. Walls was appointed to serve in the newly-created Office of the Chief Executive Officer of Clear Channel Outdoor Holdings, Inc., Clear Channel Communications and CC Media Holdings, in addition to his existing offices. Mr. Walls served in the Office of the Chief Executive Officer of Clear Channel Communications and CC Media Holdings until October 2, 2011, and served in the Office of the Chief Executive Officer of Clear Channel Outdoor Holdings, Inc. until January 24, 2012. Mr. Walls was a founding partner of Post Oak Energy Capital, LP and served as Managing Director through December 31, 2009, and remains an advisor to and a partner of Post Oak Energy Capital, LP. Prior thereto, Mr. Walls was Executive Vice President and General Counsel of Enron Corp., and a member of its Chief Executive Office since 2002. Prior thereto, he was Executive Vice President and General Counsel of Enron Global Assets and Services, Inc. and Deputy General Counsel of Enron Corp.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “CCO.” There were 79 shareholders of record as of January 31, 2012. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table sets forth, for the calendar quarters indicated, the reported high and low sales prices of our Class A common stock as reported on the NYSE:

	00000	00000	00000	00000	00000	00000
	Class A				Class A
	Common Stock Market Price				Common Stock Market Price
	High	Low			High	Low
2011				2010
First Quarter	$15.47	$12.80		First Quarter	$12.10	$9.00
Second Quarter	15.38	12.70		Second Quarter	13.25	8.43
Third Quarter	13.67	9.31		Third Quarter	11.99	8.08
Fourth Quarter	12.60	8.66		Fourth Quarter	14.46	10.97

There is no established public trading market for our Class B common Stock. There were 315,000,000 Class B common shares outstanding on January 31, 2012. Clear Channel Communications indirectly holds all of the shares of Class B common stock outstanding, representing approximately 89% of the shares outstanding and approximately 99% of the voting power. The holders of our Class A common stock and Class B common stock have identical rights, except holders of our Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to 20 votes per share. The Class B shares of common stock are convertible, at the option of the holder at any time or upon any transfer, into shares of Class A common stock on a one-for-one basis, subject to certain limited exceptions.

Dividend Policy

To date, we have never paid dividends on our Class A common stock and our ability to pay dividends on our common stock is subject to restrictions should we seek to do so in the future. We are a holding company with no independent operations and no significant assets other than the stock of our subsidiaries. We, therefore, are dependent on the receipt of dividends or other distributions from our subsidiaries to pay dividends. In addition, the indenture governing our Series B senior notes contains restrictions on our ability to pay dividends. If we were to declare and pay cash dividends in the future, holders of our Class A common stock and Class B common stock would share equally, on a per share basis, in any such cash dividend. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources of Capital — Clear Channel Worldwide Holdings Senior Notes” and Note 6 to the Consolidated Financial Statements.

Sales of Unregistered Securities

We did not sell any equity securities during 2011 that were not registered under the Securities Act of 1933.

Purchases of Equity Securities

The following table sets forth the purchases made during the quarter ended December 31, 2011 by us or on our behalf or by or on behalf of an affiliated purchaser of shares of our Class A common stock registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31	394	$ 10.84	—	(2)
November 1 through November 30	555,721	$ 10.35	555,721	(2)
December 1 through December 31	15,581	$ 11.66	—	(2)

Total	571,696	$ 10.38	555,721	$ 83,627,310 (2)

(1)	The shares indicated consist of (a) 15,975 shares tendered by employees to us during the three months ended December 31, 2011 to satisfy the employees’ tax withholding obligations in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs and (b) 555,721 shares of our Class A common stock purchased pursuant to a stock purchase program, as described in footnote (2) below.

(2)	On August 9, 2010, Clear Channel Communications announced that its board of directors approved a stock purchase program under which Clear Channel Communications or its subsidiaries may purchase up to an aggregate of $100 million of our Class A common stock and/or the Class A common stock of CC Media Holdings. No shares of the Class A common stock of CC Media Holdings were purchased under the stock purchase program during the three months ended December 31, 2011. However, during the three months ended December 31, 2011, a subsidiary of Clear Channel Communications purchased $5,749,343 of our Class A common stock (555,721 shares) through open market purchases, which, together with previous purchases under the program, leaves an aggregate of $83,627,310 available under the stock purchase program to purchase the Class A common stock of CC Media Holdings and/or our Class A common stock. The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at Clear Channel Communications’ discretion.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our summary historical consolidated financial and other data as of the dates and for the periods indicated. The summary historical financial data are derived from our audited consolidated financial statements. Certain prior period amounts have been reclassified to conform to the 2011 presentation. Historical results are not necessarily indicative of the results to be expected for future periods. Acquisitions and dispositions impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.

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

	september 30	september 30	september 30	september 30	september 30
(In thousands)	For the Years Ended December 31,
	2011	2010	2009	2008	2007 (1)
	Post-Merger	Post-Merger	Post-Merger	Combined	Pre-Merger
Results of Operations Data:
Revenue	$3,003,874	$2,797,994	$2,698,024	$3,289,287	$3,281,836
Operating expenses:
Direct operating expenses	1,638,801	1,559,972	1,625,083	1,882,136	1,734,845
Selling, general and administrative expenses	540,872	494,656	484,404	606,370	537,994
Corporate expenses	90,205	107,596	65,247	71,045	66,080
Depreciation and amortization	432,035	413,588	439,647	472,350	399,483
Impairment charges (2)	7,614	11,493	890,737	3,217,649	—
Other operating income (expense) — net	8,591	(23,753)	(8,231)	15,848	11,824

Operating income (loss)	302,938	186,936	(815,325)	(2,944,415)	555,258
Interest expense — net (including interest on debt with Clear Channel Communications)	196,976	219,993	154,195	161,650	157,881
Loss on marketable securities	(4,827)	(6,490)	(11,315)	(59,842)	—
Equity in earnings (loss) of nonconsolidated affiliates	6,029	(9,936)	(31,442)	68,733	4,402
Other income (expense)— net	(649)	(5,335)	(9,368)	25,479	10,113

Income (loss) before income taxes	106,515	(54,818)	(1,021,645)	(3,071,695)	411,892
Income tax benefit (expense)	(43,296)	(21,599)	149,110	220,319	(146,641)

Consolidated net income (loss)	63,219	(76,417)	(872,535)	(2,851,376)	265,251
Less amount attributable to noncontrolling interest	20,273	11,106	(4,346)	(293)	19,261

Net income (loss) attributable to the Company	$42,946	$(87,523)	$(868,189)	$(2,851,083)	$245,990

	september 30	september 30	september 30	september 30	september 30
(In thousands, except per share data)	For the Years Ended December 31,
	2011	2010	2009	2008	2007 (1)
	Post-Merger	Post-Merger	Post-Merger	Combined	Pre-Merger
Net income (loss) attributable to the Company per common share:
Basic	$0.11	$(0.26)	$(2.46)	$(8.03)	$0.69
Weighted average common shares	355,907	355,568	355,377	355,233	354,838

Diluted	$0.11	$(0.26)	$(2.46)	$(8.03)	$0.69
Weighted average common shares	356,528	355,568	355,377	355,233	355,806

(In thousands)	As of December 31,
	2011	2010	2009	2008	2007 (1)
	Post-Merger	Post-Merger	Post-Merger	Post-Merger	Pre-Merger
Balance Sheet Data:
Current assets	$1,453,728	$1,550,493	$1,640,545	$1,554,652	$1,607,107
Property, plant and equipment – net	2,246,710	2,297,724	2,440,638	2,586,720	2,244,108
Total assets	7,088,185	7,076,565	7,192,422	8,050,761	5,935,604
Current liabilities	720,983	765,936	771,093	791,865	921,292
Long-term debt, including current maturities	2,545,909	2,563,809	2,608,878	2,601,854	2,682,021
Shareholders’ equity	2,740,227	2,708,055	2,761,377	3,543,823	2,198,594

(1)	Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, codified in ASC 740-10. In accordance with the provisions of ASC 740-10, the effects of adoption were accounted for as a cumulative-effect adjustment recorded to the balance of retained earnings on the date of adoption.

(2)	We recorded non-cash impairment charges of $7.6 million and $11.5 million during 2011 and 2010, respectively. We also recorded non-cash impairment charges of $890.7 million in 2009 and $3.2 billion in 2008 as a result of the global economic downturn which adversely affected advertising revenues across our businesses. Our impairment charges are discussed more fully in Item 8 of Part II of this Annual Report on Form 10-K.

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

We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Impairment charges, Other operating income (expense) - net, Interest expense, Loss on marketable securities, Equity in earnings (loss) of nonconsolidated affiliates, Other income (expense) – net and Income tax benefit (expense) are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

Certain prior period amounts have been reclassified to conform to the 2011 presentation.

Description of Our Business

Our revenue is derived from selling advertising space on the displays we own or operate in key markets worldwide, consisting primarily of billboards, street furniture and transit displays. Part of our long-term strategy is to pursue the technology of digital displays, including flat screens, LCDs and LEDs, as alternatives to traditional methods of displaying our clients’ advertisements. We are currently installing these technologies in certain markets, both domestically and internationally.

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

The significant expenses associated with our operations include (i) direct production, maintenance and installation expenses, (ii) site lease expenses for land under our displays and (iii) revenue-sharing or minimum guaranteed amounts payable under our billboard, street furniture and transit display contracts. Our direct production, maintenance and installation expenses include costs for printing, transporting and changing the advertising copy on our displays, the related labor costs, the vinyl and paper costs, electricity costs and the costs for cleaning and maintaining our displays. Vinyl and paper costs vary according to the complexity of the advertising copy and the quantity of displays. Our site lease expenses include lease payments for use of the land under our displays, as well as any revenue-sharing arrangements or minimum guaranteed amounts payable that we may have with the landlords. The terms of our site leases and revenue-sharing or minimum guaranteed contracts generally range from one to 20 years.

Americas

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

Client contract terms typically range from four weeks to one year for the majority of our display inventory in the United States. Generally, we own the street furniture structures and are responsible for their construction and maintenance. Contracts for the right to place our street furniture and transit displays and sell advertising space on them are awarded by municipal and transit authorities in competitive bidding processes governed by local law or are negotiated with private transit operators. Generally, these contracts have terms ranging from 10 to 20 years.

International

Similar to our Americas business, advertising rates generally are based on the gross ratings points of a display or group of displays. The number of impressions delivered by a display, in some countries, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic. In addition, because our International operations are conducted in foreign markets, primarily Europe and Asia, management reviews the operating results from our foreign operations on a constant dollar basis. A constant dollar basis allows for comparison of operations independent of foreign exchange movements.

Our International display inventory is typically sold to clients through network packages, with client contract terms typically ranging from one to two weeks with terms of up to one year available as well. Internationally, contracts with municipal and transit authorities for the right to place our street furniture and transit displays typically provide for terms ranging from three to 15 years. The major difference between our International and Americas street furniture businesses is in the nature of the municipal contracts. In our International business, these contracts typically require us to provide the municipality with a broader range of metropolitan amenities in exchange for which we are authorized to sell advertising space on certain sections of the structures we erect in the public domain. A different regulatory environment for billboards and competitive bidding for street furniture and transit display contracts, which constitute a larger portion of our business internationally, may result in higher site lease costs in our International business. As a result, our margins are typically lower in our International business than in the Americas.

Macroeconomic Indicators

Our advertising revenue for our Americas and International segments is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP. According to the U.S. Department of Commerce, estimated U.S. GDP growth for 2011 was 1.7%. Internationally, our results are impacted by fluctuations in foreign currency exchange rates as well as the economic conditions in the foreign markets in which we have operations.

Executive Summary

The key highlights of our business for the year ended December 31, 2011 are summarized below:

•	Consolidated revenue increased $205.9 million during 2011 compared to 2010.
•

Americas revenue increased $46.6 million during 2011 compared to 2010, driven by revenue growth across our bulletin, airport and shelter displays, particularly digital displays. During 2011, we deployed 242 digital billboards in the United States, compared to 158 for 2010. We continue to see opportunities to invest in digital displays and expect our digital display deployments will continue throughout 2012.

•

International revenue increased $159.3 million during 2011 compared to 2010, primarily as a result of increased street furniture revenues and the effects of movements in foreign exchange. The weakening of the U.S. Dollar throughout 2011 has significantly contributed to revenue growth in our International business. The revenue increase attributable to movements in foreign exchange was $82.0 million for 2011.

The key highlights of our business for the year ended December 31, 2010 are summarized below:

•	Consolidated revenue increased $100.0 million during 2010 compared to 2009, primarily as a result of improved economic conditions.
•	Americas revenue increased $51.9 million during 2010 compared to 2009, driven by revenue growth across our advertising inventory, particularly digital.
•

International revenue increased $48.1 million during 2010 compared to 2009, primarily as a result of increased revenue from street furniture across most countries, partially offset by a decrease from movements in foreign exchange of $10.3 million.

•	During 2010, we received $51.0 million in Federal income tax refunds.
•

On October 15, 2010, we transferred our interest in our Branded Cities operations to our joint venture partner, The Ellman Companies. We recorded a loss of $25.3 million in “Other operating income (expense) – net” related to the transfer.

Relationship with Clear Channel Communications

There are several agreements which govern our relationship with Clear Channel Communications including the Master Agreement, Corporate Services Agreement, Employee Matters Agreement and Tax Matters Agreement. Clear Channel Communications has the right to terminate these agreements in various circumstances. As of the date of the filing of this Annual Report on Form 10-K, no notice of termination of any of these agreements has been received from Clear Channel Communications. Our agreements with Clear Channel Communications continue under the same terms and conditions subsequent to Clear Channel Communications’ merger.

In accordance with the Master Agreement, our branch managers follow a corporate policy allowing Clear Channel Communications to use, without charge, Americas’ displays they believe would otherwise be unsold. Our sales personnel receive partial revenue credit for that usage for compensation purposes. This partial revenue credit is not included in our reported revenue. Clear Channel Communications bears the cost of producing the advertising and we bear the costs of installing and removing this advertising. In 2011, we estimated this discounted revenue would have been less than 1% of our Americas revenue.

Under the Corporate Services Agreement, Clear Channel Communications provides management services to us. These services are charged to us based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For the years ended December 31, 2011, 2010 and 2009, we recorded approximately $26.4 million, $38.1 million and $28.5 million, respectively, as a component of corporate expenses for these services.

On August 9, 2010, Clear Channel Communications announced that its board of directors approved a stock purchase program under which Clear Channel Communications or its subsidiaries may purchase up to an aggregate of $100 million of our Class A common stock and/or the Class A common stock of CC Media Holdings. No shares of the Class A common stock of CC Media Holdings were purchased under the stock purchase program during the year ended December 31, 2011. However, during the year ended December 31, 2011, a subsidiary of Clear Channel Communications purchased $16.4 million of our Class A common stock (1,553,971 shares) through open market purchases, leaving an aggregate of $83.6 million available under the stock purchase program to purchase the Class A common stock of CC Media Holdings and/or our Class A common stock. The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at Clear Channel Communications’ discretion.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of our historical results of operations for the year ended December 31, 2011 to the year ended December 31, 2010 is as follows:

(In thousands)	Years Ended December 31,		%
	2011	2010	Change
Revenue	$3,003,874	$2,797,994	7%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,638,801	1,559,972	5%
Selling, general and administrative expenses (excludes depreciation and amortization)	540,872	494,656	9%
Corporate expenses (excludes depreciation and amortization)	90,205	107,596	(16%)
Depreciation and amortization	432,035	413,588	5%
Impairment charges	7,614	11,493
Other operating income (expense) – net	8,591	(23,753)

Operating income	302,938	186,936
Interest expense	242,435	239,453
Interest income on Due From Clear Channel Communications	45,459	19,460
Loss on marketable securities	(4,827)	(6,490)
Equity in earnings (loss) of nonconsolidated affiliates	6,029	(9,936)
Other expense – net	(649)	(5,335)

Income (loss) before income taxes	106,515	(54,818)
Income tax expense	(43,296)	(21,599)

Consolidated net income (loss)	63,219	(76,417)
Less amount attributable to noncontrolling interest	20,273	11,106

Net income (loss) attributable to the Company	$42,946	$(87,523)

Consolidated Revenue

Our consolidated revenue increased $205.9 million during 2011 compared to 2010. Americas revenue increased $46.6 million, driven by increases in revenue across bulletin, airport and shelter displays, particularly digital displays, as a result of our continued deployment of new digital displays and increased rates. Our International revenue increased $159.3 million, primarily from increased street furniture revenue across our markets and an $82.0 million increase from the impact of movements in foreign exchange.

Consolidated Direct Operating Expenses

Direct operating expenses increased $78.8 million during 2011 compared to 2010. Americas direct operating expenses increased $18.6 million, primarily due to increased site lease expense associated with higher airport and bulletin revenue, particularly digital displays, and the increased deployment of digital displays. Direct operating expenses in our International segment increased $60.2 million, primarily from a $52.0 million increase from movements in foreign exchange.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased $46.2 million during 2011 compared to 2010. SG&A expenses increased $6.4 million in our Americas segment, which was primarily as a result of increased commission expense associated with the increase in revenue. Our International SG&A expenses increased $39.8 million primarily due to a $15.9 million increase from movements in foreign exchange, a $6.5 million increase related to the unfavorable impact of litigation and increased selling and marketing expenses associated with the increase in revenue.

Corporate Expenses

Corporate expenses decreased by $17.4 million during 2011 compared to 2010, primarily due to a decrease in bonus expense related to our variable compensation plans and general corporate infrastructure support services being offset by an increase in divisional corporate expenses.

Depreciation and Amortization

Depreciation and amortization increased $18.4 million during 2011 compared to 2010, primarily due to increases in accelerated depreciation and amortization related to the removal of various structures, including the removal of traditional billboards in connection with the continued deployment of digital billboards. In addition, movements in foreign exchange contributed an increase of $7.4 million during 2011.

Impairment Charges

We performed our annual impairment test on October 1, 2011 on our goodwill, billboard permits and other intangible assets and recorded impairment charges of $7.6 million. We also performed our annual impairment test on October 1, 2010 and recorded impairment charges of $11.5 million. Please see Note 2 to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for a further description of the impairment charges.

Other Operating Income (Expense) – Net

Other operating income of $8.6 million in 2011 primarily related to proceeds received from condemnations of bulletins.

Other operating expense of $23.8 million for 2010 primarily related to a $25.3 million loss recorded as a result of the transfer of our interest in our Branded Cities business.

Interest Income on Due From Clear Channel Communications

Interest income increased $26.0 million during 2011 compared to 2010 due to the increase in the Due from Clear Channel Communications during 2011. In connection with the issuance of the Clear Channel Worldwide Holdings Notes (“CCWH Notes”) in 2009 described elsewhere in this MD&A, we and Clear Channel Communications modified the terms of the revolving promissory notes (recorded as Due from/to Clear Channel Communications account on the consolidated balance sheets) to change the interest rate on each revolving promissory note to equal the interest rate on the CCWH Notes, which bear interest at a fixed rate of 9.25% per annum.

Loss on Marketable Securities

The loss on marketable securities of $4.8 million and $6.5 million during 2011 and 2010, respectively, primarily related to the impairment of Independent News & Media PLC (“INM”). The fair value of INM was below cost for an extended period of time. As a result, we considered the guidance in ASC 320-10-S99 and reviewed the length of the time and the extent to which the market value was less than cost, the financial condition and the near-term prospects of the issuer. After this assessment, we concluded that the impairment at each date was other than temporary and recorded non-cash impairment charges to our investment in INM, as noted above.

Equity in Earnings (Loss) of Nonconsolidated Affiliates

Equity in loss of nonconsolidated affiliates of $9.9 million for 2010 included an $8.3 million impairment related to an equity investment in our International segment.

Other Expense – Net

Other expense recorded for 2011 and 2010 primarily related to foreign exchange transaction gains/losses on short-term intercompany accounts.

Income Tax Expense

Our operations are included in a consolidated income tax return filed by Clear Channel Communications for pre-merger periods and CC Media Holdings for post-merger periods. However, for our financial statements, our provision for income taxes was computed as if we file separate consolidated Federal income tax returns with our subsidiaries.

Our effective tax rate for 2011 was 40.6%, primarily impacted by the Company’s inability to benefit losses in certain foreign jurisdictions as well as additional tax expense recorded for interest on uncertain tax positions. The effects of the items mentioned above were partially offset by a reduction in tax expense recorded during 2011 related to the settlement of U.S. Federal and state tax examinations during the year.

Our effective tax rate for 2010 was (39.4%), primarily impacted by the Company’s inability to benefit from tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years. In addition, we recorded a valuation allowance of $13.6 million in 2010 against deferred tax assets related to capital allowances in foreign jurisdictions due to the uncertainty of the ability to realize those assets in future periods.

Americas Results of Operations

Our Americas operating results were as follows:

(In thousands)	Years Ended December 31,		% Change
	2011	2010
Revenue	$1,336,592	$1,290,014	4%
Direct operating expenses	607,210	588,592	3%
SG&A expenses	225,217	218,776	3%
Depreciation and amortization	222,554	209,127	6%

Operating income	$281,611	$273,519	3%

Our Americas revenue increased $46.6 million during 2011 compared to 2010, driven primarily by revenue increases from bulletin, airport and shelter displays, and particularly digital displays. Bulletin revenues increased primarily due to digital growth driven by the increased number of digital displays, in addition to increased rates. Airport and shelter revenues increased primarily on higher average rates.

Direct operating expenses increased $18.6 million, primarily due to increased site lease expense associated with higher airport and bulletin revenue, particularly digital displays, and the increased deployment of digital displays. SG&A expenses increased $6.4 million, primarily as a result of increased commission expense associated with the increase in revenue.

Depreciation and amortization increased $13.4 million, primarily due to increases in accelerated depreciation and amortization related to the removal of various structures, including the removal of traditional billboards in connection with the continued deployment of digital billboards.

International Results of Operations

Our International operating results were as follows:

(In thousands)	Years Ended December 31,		% Change
	2011	2010
Revenue	$1,667,282	$1,507,980	11%
Direct operating expenses	1,031,591	971,380	6%
SG&A expenses	315,655	275,880	14%
Depreciation and amortization	208,410	204,461	2%

Operating income	$111,626	$56,259	98%

International revenue increased $159.3 million during 2011 compared to 2010, primarily as a result of increased street furniture revenue across most of our markets. Improved yields and additional displays contributed to the revenue increase in China, and improved yields in combination with a new contract drove the revenue increase in Sweden. The increases from street furniture were partially offset by declines in billboard revenue across several of our markets, primarily Italy and the U.K. Foreign exchange movements resulted in an $82.0 million increase in revenue.

Direct operating expenses increased $60.2 million, attributable to a $52.0 million increase from movements in foreign exchange. In addition, increased site lease expense of $10.7 million associated with the increase in revenue was partially offset by an $8.8 million decline in restructuring expenses. SG&A expenses increased $39.8 million primarily due to a $15.9 million increase from movements in foreign exchange, a $6.5 million increase related to the unfavorable impact of litigation and higher selling expenses associated with the increase in revenue.

Consolidated Results of Operations

The comparison of our historical results of operations for the year ended December 31, 2010 to the year ended December 31, 2009 is as follows:

(In thousands)	Years Ended December 31,		%
	2010	2009	Change
Revenue	$2,797,994	$2,698,024	4%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,559,972	1,625,083	(4%)
Selling, general and administrative expenses (excludes depreciation and amortization)	494,656	484,404	2%
Corporate expenses (excludes depreciation and amortization)	107,596	65,247	65%
Depreciation and amortization	413,588	439,647	(6%)
Impairment charges	11,493	890,737
Other operating expense – net	(23,753)	(8,231)

Operating income (loss)	186,936	(815,325)
Interest expense	239,453	154,919
Interest income on Due From Clear Channel Communications	19,460	724
Loss on marketable securities	(6,490)	(11,315)
Equity in loss of nonconsolidated affiliates	(9,936)	(31,442)
Other expense – net	(5,335)	(9,368)

Loss before income taxes	(54,818)	(1,021,645)
Income tax benefit (expense)	(21,599)	149,110

Consolidated net loss	(76,417)	(872,535)
Less amount attributable to noncontrolling interest	11,106	(4,346)

Net loss attributable to the Company	$(87,523)	$(868,189)

Consolidated Revenue

Consolidated revenue increased $100.0 million during 2010 compared to 2009. Americas revenue increased $51.9 million, driven by revenue increases across most of our advertising inventory, particularly digital. Our International revenue increased $48.1 million, primarily due to revenue growth from street furniture across most countries, partially offset by a $10.3 million decrease from the effects of movements in foreign exchange.

Consolidated Direct Operating Expenses

Direct operating expenses decreased $65.1 million during 2010 compared to 2009. Americas direct operating expenses decreased $19.5 million, primarily as a result of the disposition of our taxi advertising business (as described in the “Disposition of Taxi Business” section within this MD&A), partially offset by an increase in site lease expenses associated with the increase in revenue. Direct operating expenses in our International segment decreased $45.6 million, primarily as a result of a $20.4 million decline in expenses incurred in connection with our restructuring program in addition to decreased site lease expenses associated with cost savings from our restructuring program, and included an $8.2 million decrease from movements in foreign exchange.

Consolidated SG&A Expenses

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

Corporate Expenses

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

Impairment Charges

We performed our annual impairment test on October 1, 2010 on our goodwill, billboard permits and other intangible assets and recorded impairment charges of $11.5 million. We also performed impairment tests in 2009 on our goodwill, billboard permits and other intangible assets and recorded impairment charges of $890.7 million. Please see the notes to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for a further description of the impairment charges.

A rollforward of our goodwill balance from December 31, 2008 through December 31, 2009 by reporting unit is as follows:

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

Other Operating Expense – Net

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

Interest Expense

Interest expense increased $84.5 million during 2010 compared to 2009. The increase was primarily attributable to the issuance by our subsidiary, Clear Channel Worldwide Holdings, Inc. (“CCWH”), of $2.5 billion aggregate principal amount of senior notes in December 2009 (the “CCWH Notes”), which bear interest at a fixed rate of 9.25% per annum. The senior notes were issued at a higher interest rate than the $2.5 billion note to Clear Channel Communications, which was prepaid and retired in December 2009.

Interest Income on Due From Clear Channel Communications

Interest income increased $18.7 million during 2010 compared to 2009. In connection with the issuance of the CCWH Notes described elsewhere in this MD&A, we and Clear Channel Communications modified the terms of the revolving promissory notes (recorded as Due from/to Clear Channel Communications account on the consolidated balance sheets) to change the interest rate on each revolving promissory note to equal the interest rate on the CCWH Notes, which bear interest at a fixed rate of 9.25% per annum. Prior to the amendment of the revolving promissory notes in December 2009, interest on the revolving promissory note owed by Clear Channel Communications accrued on the daily net positive cash position based upon the average one-month generic treasury bill rate.

Loss on Marketable Securities

The loss on marketable securities of $6.5 million and $11.3 million for 2010 and 2009, respectively, primarily related to the impairment of INM. The fair value of INM was below cost for an extended period of time. As a result, we considered the guidance in ASC 320-10-S99 and reviewed the length of the time and the extent to which the market was less than cost and the financial condition and near-term prospects of the issuer. After this assessment, we concluded that the impairment at each date was other than temporary and recorded non-cash impairment charges to our investment in INM, as noted above.

Equity in Loss of Nonconsolidated Affiliates

Equity in loss of nonconsolidated affiliates in 2010 included an $8.3 million impairment related to an equity investment in our International segment. Equity in loss of nonconsolidated affiliates of $31.4 million for 2009 primarily related to a $22.9 million impairment of equity investments in our International segment.

Other Expense – Net

Other expense recorded for 2010 and 2009 primarily related to foreign exchange transaction gains/losses on short-term intercompany accounts.

Income Tax Benefit (Expense)

Our effective tax rate for 2010 was (39.4%), primarily impacted by the Company’s inability to benefit from tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years. In addition, we recorded a valuation allowance of $13.6 million in 2010 against deferred tax assets related to capital allowances in foreign jurisdictions due to the uncertainty of the ability to realize those assets in future periods.

Our effective tax rate for 2009 was 14.6% primarily due to the goodwill impairment charge, which is not deductible for tax purposes, along with our inability to benefit from tax losses in certain foreign jurisdictions as discussed above.

Americas Results of Operations

Disposition of Taxi Business

On December 31, 2009, our subsidiary, Clear Channel Outdoor, Inc. (“CCOI”), disposed of Clear Channel Taxi Media, LLC (“Taxis”), our taxi advertising business. For the year ended December 31, 2009, Taxis contributed $41.5 million in revenue, $39.8 million in direct operating expenses and $10.5 million in SG&A expenses.

Our Americas operating results were as follows:

(In thousands)	Years Ended December 31,		% Change
	2010	2009
Revenue	$1,290,014	$1,238,171	4%
Direct operating expenses	588,592	608,078	(3%)
SG&A expenses	218,776	202,196	8%
Depreciation and amortization	209,127	210,280	(1%)

Operating income	$273,519	$217,617	26%

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

International Results of Operations

Our International operating results were as follows:

(In thousands)	Years Ended December 31,		% Change
	2010	2009
Revenue	$1,507,980	$1,459,853	3%
Direct operating expenses	971,380	1,017,005	(4%)
SG&A expenses	275,880	282,208	(2%)
Depreciation and amortization	204,461	229,367	(11%)

Operating income (loss)	$56,259	$(68,727)	182%

Our International revenue increased $48.1 million during 2010 compared to 2009, primarily as a result of revenue growth from street furniture across most countries, partially offset by the exit from the businesses in Greece and India. Foreign exchange movements negatively impacted revenue by $10.3 million.

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

Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income (Loss)

	00000000	00000000	00000000
(In thousands)	Years Ended December 31,
	2011	2010	2009
Americas	$281,611	$273,519	$217,617
International	111,626	56,259	(68,727)
Impairment charges	(7,614)	(11,493)	(890,737)
Corporate (1)	(91,276)	(107,596)	(65,247)
Other operating income (expense) – net	8,591	(23,753)	(8,231)

Consolidated operating income (loss)	$302,938	$186,936	$(815,325)

(1)	Corporate expenses include expenses related to our Americas and International operating segments.

Share-Based Compensation Expense

As of December 31, 2011, there was $18.6 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions. This cost is expected to be recognized over a weighted average period of approximately three years.

The following table indicates non-cash compensation costs related to share-based payments for the years ended December 31, 2011, 2010 and 2009, respectively:

	00000000	00000000	00000000
(In thousands)	Years Ended December 31,
	2011	2010	2009
Americas	$7,927	$9,207	$7,977
International	2,839	2,746	2,412
Corporate	147	384	1,715

Total share-based compensation expense	$10,913	$12,337	$12,104

LIQUIDITY AND CAPITAL RESOURCES

The following discussion highlights cash flow activities during the years ended December 31, 2011, 2010 and 2009.

Cash Flows

	00000000	00000000	00000000
(In thousands)	Year Ended December 31,
	2011	2010	2009
Cash provided by (used for):
Operating activities	$517,218	$525,217	$441,264
Investing activities	$(298,934)	$(198,705)	$(162,864)
Financing activities	$(298,744)	$(314,463)	$231,656

Operating Activities

2011

The decrease in cash flows from operations in 2011 compared to 2010 was primarily driven by declines in working capital and was partially offset by improved profitability, including a 7% increase in revenue. Our net income, adjusted for $453.7 million of non-cash items, provided positive cash flows of $516.9 million in 2011. Cash generated by higher operating income in 2011 compared to 2010 was offset by the decrease in accrued expenses in 2011 as a result of higher variable compensation payments in 2011 associated with our employee incentive programs based on 2010 operating performance. In addition, in 2010 we received $51.0 million in U.S. Federal income tax refunds that increased cash flow from operations in 2010.

Non-cash items affecting our net income include depreciation and amortization, deferred taxes, gain or loss on disposal of operating assets, provision for doubtful accounts, share-based compensation, equity in earnings of nonconsolidated affiliates, amortization of deferred financing charges - net and other reconciling items - net as presented on the face of the statement of cash flows.

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

Investing Activities

2011

Cash used for investing activities during 2011 primarily reflected capital expenditures of $291.1 million. We spent $131.1 million in our Americas segment primarily related to the construction of new digital billboards and $160.0 million in our International segment primarily related to new billboard and street furniture contracts and renewals of existing contracts.

2010

Cash used for investing activities during 2010 primarily reflected capital expenditures of $195.3 million, partially offset by proceeds of $7.8 million from the sale of International and Americas assets. We spent $96.7 million in our Americas segment primarily related to the construction of new digital billboards and $98.6 million in our International segment primarily related to new billboard and street furniture contracts and renewals of existing contracts.

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

Financing Activities

2011

Cash used for financing activities of $298.7 million for 2011 primarily reflected payments on credit facilities and long-term debt of $4.2 million and $20.1 million, respectively, and net transfers to Clear Channel Communications of $272.3 million. The net transfers of cash to Clear Channel Communications represent the activity in the “Due from/to Clear Channel Communications” account. This activity primarily relates to working capital.

2010

Cash used for financing activities of $314.5 million for 2010 primarily reflected payments on credit facilities and long-term debt of $47.1 million and $13.2 million, respectively, and net transfers to Clear Channel Communications of $260.5 million.

2009

Cash provided by financing activities of $231.7 million for 2009 primarily reflected the $2.5 billion proceeds from issuance of senior notes in addition to the $500.0 million repayment by Clear Channel Communications on the “Due from Clear Channel Communications” account offset by the prepayment and retirement of the $2.5 billion intercompany note due to Clear Channel Communications. In addition, we purchased the remaining 15% interest in our fully consolidated subsidiary, Paneles Napsa S.A., for $13.0 million, and acquired an additional 5% interest in our fully consolidated subsidiary, Clear Channel Jolly Pubblicita SPA, for $12.1 million.

Clear Channel Communications’ Merger

Clear Channel Communications’ capitalization, liquidity and capital resources substantially changed due to the consummation of its merger on July 30, 2008. Upon the closing of the merger, Clear Channel Communications incurred additional debt and became highly leveraged. We are not borrowers or guarantors under Clear Channel Communications’ credit agreements other than for direct borrowings by certain of our International subsidiaries pursuant to the $145.0 million sub-limit included in Clear Channel Communications’ $1.9 billion revolving credit facility and we are not a guarantor of any of Clear Channel Communications’ debt. The obligations of these International subsidiaries that are borrowers under the revolving credit facility are guaranteed by certain of our material wholly-owned subsidiaries, and secured by substantially all of the assets of such borrowers and guarantors, subject to permitted liens and other exceptions. As of December 31, 2011, we had no outstanding borrowings under the $145.0 million sub-limit facility. Clear Channel Communications had borrowed the entire sub-limit capacity as of December 31, 2011.

The interest rate on outstanding balances under the revolving credit facility is based upon LIBOR or, for Euro denominated borrowings, EURIBOR, plus, in each case, a margin. See discussion below under “Liquidity and Capital Resources — Sources of Capital — Bank Credit Facility.” A deterioration in the financial condition of Clear Channel Communications or borrowings by Clear Channel Communications under the $145.0 million sub-limit could also further increase our borrowing costs or impair our access to the capital markets because of our reliance on Clear Channel Communications for availability under this revolving credit facility.

We have a revolving promissory note issued by Clear Channel Communications to us in the amount of $656.0 million as of December 31, 2011 described more fully below under “Liquidity and Capital Resources — Sources of Capital – Promissory Notes with Clear Channel Communications.” We are an unsecured creditor of Clear Channel Communications with respect to the revolving promissory note.

Also, so long as Clear Channel Communications maintains a significant interest in us, pursuant to the Master Agreement between Clear Channel Communications and us, Clear Channel Communications will have the option to limit our ability to incur debt or issue equity securities, among other limitations, which could adversely affect our ability to meet our liquidity needs.

Anticipated Cash Requirements

Our primary source of liquidity is cash on hand and cash flow from operations and the revolving promissory note with Clear Channel Communications. Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations and borrowing capacity under or repayment of the revolving promissory note with Clear Channel Communications will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. In addition, we expect to be in compliance with the covenants governing our indebtedness in 2012. However, our anticipated results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants. In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

Furthermore, in its Annual Report on Form 10-K filed with the SEC on February 21, 2012, Clear Channel Communications stated that it expects to be in compliance with the covenants in its material financing agreements in 2012. Clear Channel Communications similarly stated in such Annual Report that its anticipated results are also subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants. Moreover, Clear Channel Communications stated in such Annual Report that its ability to comply with the covenants in its material financing agreements may be affected by events beyond its control, including prevailing economic, financial and industry conditions. As discussed therein, the breach of any covenants set forth in Clear Channel Communications’ financing agreements would result in a default thereunder, and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, as discussed therein, the lenders under the revolving credit facility under Clear Channel Communications’ senior secured credit facilities would have the option to terminate their commitments to make further extensions of revolving credit thereunder. In addition, Clear Channel Communications stated in such Annual Report that if Clear Channel Communications is unable to repay its obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. Finally, Clear Channel Communications stated in such Annual Report that a default or acceleration under any of its material financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions. If Clear Channel Communications were to become insolvent, we would be an unsecured creditor of Clear Channel Communications. In such event, we would be treated the same as other unsecured creditors of Clear Channel Communications and, if we were not entitled to the cash previously transferred to Clear Channel Communications, or could not obtain such cash on a timely basis, we could experience a liquidity shortfall.

For so long as Clear Channel Communications maintains significant control over us, a deterioration in the financial condition of Clear Channel Communications could have the effect of increasing our borrowing costs or impairing our access to capital markets. As of December 31, 2011, Clear Channel Communications had $1.2 billion recorded as “Cash and cash equivalents” on its consolidated balance sheets.

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

Sources of Capital

As of December 31, 2011 and 2010, we had the following debt outstanding, net of cash and cash equivalents and amounts due from Clear Channel Communications:

	00000000	00000000
(In millions)	As of December 31,
	2011	2010
CCWH Senior Notes	$2,500.0	$2,500.0
Other debt	45.9	63.8

Total debt	2,545.9	2,563.8
Less: Cash and cash equivalents	524.7	624.0
Less: Due from Clear Channel Communications	656.0	383.8

	$1,365.2	$1,556.0

We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Bank Credit Facility ($145.0 million sub-limit within Clear Channel Communications’ $1.9 billion revolving credit facility)

In addition to cash flows from operations, another potential source of liquidity to us is through borrowings under a $145.0 million sub-limit included in Clear Channel Communications’ multicurrency $1.9 billion revolving credit facility with a maturity in July 2014. Certain of our International subsidiaries may borrow under the sub-limit to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. The obligations of these International subsidiaries that are borrowers under the revolving credit facility are guaranteed by certain of our material wholly-owned subsidiaries, and secured by substantially all of the assets of such borrowers and guarantors, subject to permitted liens and other exceptions. As of December 31, 2011, we had no outstanding borrowings under the $145.0 million sub-limit facility. Clear Channel Communications had borrowed the entire sub-limit capacity as of December 31, 2011.

Promissory Notes with Clear Channel Communications

As part of the day-to-day cash management services provided by Clear Channel Communications, we maintain accounts that represent net amounts due to or from Clear Channel Communications, which is recorded as “Due from/to Clear Channel Communications” on the consolidated balance sheet. The accounts represent our revolving promissory note issued by us to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to us in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances. The accounts accrue interest and are generally payable on demand. Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, we maintain collection bank accounts swept daily into accounts of Clear Channel Communications (after satisfying the funding requirements of the Trustee Account). In return, Clear Channel Communications funds our controlled disbursement accounts as checks or electronic payments are presented for payment. Our claim in relation to cash transferred from our concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account. If Clear Channel Communications were to become insolvent, we would be an unsecured creditor of Clear Channel Communications with respect to the revolving promissory note issued by Clear Channel Communications to us. At December 31, 2011 and 2010, the asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet was $656.0 million and $383.8 million, respectively. The net interest income for the years ended December 31, 2011, 2010 and 2009 was $45.5 million, $19.5 million and $0.7 million, respectively. At December 31, 2011, the fixed interest rate on the “Due from Clear Channel Communications” account was 9.25%. At December 31, 2011, we had no borrowings under the revolving promissory note to Clear Channel Communications.

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

Our working capital requirements and capital for general corporate purposes, including acquisitions and capital expenditures, may be provided to us by Clear Channel Communications, in its sole discretion, pursuant to a revolving promissory note issued by us to Clear Channel Communications. Without the opportunity to obtain financing from Clear Channel Communications, we may need to obtain additional financing from banks, or through public offerings or private placements of debt or equity, strategic relationships or other arrangements at some future date. As stated above, we may be unable to successfully obtain additional debt or equity financing on satisfactory terms or at all.

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

Clear Channel Worldwide Holdings Senior Notes

CCWH has outstanding $500.0 million aggregate principal amount of Series A Senior Notes due 2017 (the “Series A Notes”) and $2.0 billion aggregate principal amount of Series B Senior Notes due 2017 (the “Series B Notes” and together with the Series A Notes, the “CCWH Notes”). The CCWH Notes are guaranteed by us, CCOI, and certain of our other direct and indirect subsidiaries.

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

The indentures governing the CCWH Notes require CCWH to maintain at least $100 million in cash or other liquid assets or have cash available to be borrowed under committed credit facilities consisting of (i) $50.0 million at the issuer and guarantor entities (principally the Americas segment) and (ii) $50.0 million at the non-guarantor subsidiaries (principally the International segment) (together the “Liquidity Amount”), in each case under the sole control of the relevant entity. In the event of a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding of Clear Channel Communications for the period thereafter that is the shorter of such proceeding and 60 days, the Liquidity Amount shall be reduced to $50.0 million, with a $25.0 million requirement at the issuer and guarantor entities and a $25.0 million requirement at the non-guarantor subsidiaries.

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

The indenture governing the Series A Notes contains covenants that limit our and our restricted subsidiaries ability to, among other things:

•	incur or guarantee additional debt to persons other than Clear Channel Communications and its subsidiaries or issue certain preferred stock;
•	create liens on our restricted subsidiaries assets to secure such debt;
•	create restrictions on the payment of dividends or other amounts to ourselves from our restricted subsidiaries that are not guarantors of the notes;
•	enter into certain transactions with affiliates;
•	merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of our assets;
•	sell certain assets, including capital stock of our subsidiaries, to persons other than Clear Channel Communications and its subsidiaries; and
•

purchase or otherwise effectively cancel or retire any of the Series A Notes if after doing so the ratio of (a) the outstanding aggregate principal amount of the Series A Notes to (b) the outstanding aggregate principal amount of the Series B Notes shall be greater than 0.250.

In addition, the indenture governing the Series A Notes provides that if CCWH (i) makes an optional redemption of the Series B Notes or purchases or makes an offer to purchase the Series B Notes at or above 100% of the principal amount thereof, then CCWH shall apply a pro rata amount to make an optional redemption or purchase a pro rata amount of the Series A Notes or (ii) makes an asset sale offer under the indenture governing the Series B Notes, then CCWH shall apply a pro rata amount to make an offer to purchase a pro rata amount of Series A Notes.

The indenture governing the Series A Notes does not include limitations on dividends, distributions, investments or asset sales.

The indenture governing the Series B Notes contains covenants that limit our and our restricted subsidiaries ability to, among other things:

•	incur or guarantee additional debt or issue certain preferred stock;
•	redeem, repurchase or retire our subordinated debt;

•	make certain investments;
•	create liens on our or our restricted subsidiaries’ assets to secure debt;
•	create restrictions on the payment of dividends or other amounts to ourselves from our restricted subsidiaries that are not guarantors of the CCWH Notes;
•	enter into certain transactions with affiliates;
•	merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of our assets;
•	sell certain assets, including capital stock of our subsidiaries;
•	designate our subsidiaries as unrestricted subsidiaries;
•	pay dividends, redeem or repurchase capital stock or make other restricted payments; and
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

The Series A Notes indenture and the Series B Notes indenture restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test. In order to incur additional indebtedness under this test, our debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 6.5:1 and 3.25:1 for total debt and senior debt, respectively. The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B Notes indenture also permits us to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if our debt to adjusted EBITDA ratios (as defined by the indentures) are lower than 6.0:1 and 3.0:1 for total debt and senior debt, respectively. The Series A Notes indenture does not limit our ability to pay dividends. The Series B Notes indenture contains certain exceptions that allow us to incur additional indebtedness and pay dividends, including a $500 million exception for the payment of dividends. We were in compliance with these covenants as of December 31, 2011.

Consolidated leverage, defined as total debt divided by EBITDA for the preceding four quarters was 3.2:1 at December 31, 2011, and senior leverage, defined as senior debt divided by EBITDA for the preceding four quarters was also 3.2:1 at December 31, 2011. Our adjusted EBITDA of $807.7 million is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense) – net, plus non-cash compensation, and is further adjusted for the following: (i) an increase of $32.0 million for non-cash items; (ii) an increase of $21.0 million related to costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; and (iii) an increase of $9.7 million for various other items.

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

A portion of the proceeds of the CCWH Notes offering were used to (i) pay the fees and expenses of the offering, (ii) fund $50.0 million of the Liquidity Amount (the $50.0 million Liquidity Amount of the non-guarantor subsidiaries was satisfied) and (iii) make a voluntary prepayment of the remaining $2.0 billion outstanding balance (which is equal to the aggregate principal amount of the Series B Notes) under the note due to Clear Channel Communications and subsequently retire the “Debt with Clear Channel Communications”, with the balance of the proceeds available to CCOI for general corporate purposes.

In this regard, CCOI could use all of the remaining proceeds to pay dividends to us. In turn, we could declare a dividend to our shareholders, of which Clear Channel Communications would receive its proportionate share. Payment of such dividends would not be prohibited by the terms of the CCWH Notes or any of our or CCOI’s loan agreements or credit facilities.

In connection with the CCWH Notes offering, we and Clear Channel Communications modified the terms of the revolving promissory notes (recorded as “Due from/to Clear Channel Communications” on the consolidated balance sheets) to extend the maturity of each revolving promissory note to coincide with the maturity date of the CCWH Notes. In addition, the terms were modified to change the interest rate on each revolving promissory note to a fixed per annum rate equal to 9.25%.

Other debt

Other debt consists primarily of loans with international banks. At December 31, 2011, approximately $45.9 million was outstanding as other debt.

Debt Covenants

The Clear Channel Communications’ $1.9 billion revolving credit facility contains a significant financial covenant which requires Clear Channel Communications to comply on a quarterly basis with a financial covenant limiting the ratio of its consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA for the preceding four quarters (maximum of 9.5:1). The financial covenant becomes more restrictive over time beginning in the second quarter of 2013. In its Annual Report on Form 10-K filed with the SEC on February 21, 2012, Clear Channel Communications stated that it was in compliance with this covenant as of December 31, 2011.

In addition, we were in compliance with the covenants contained in the Series A Notes indenture and the Series B Notes indenture as of December 31, 2011.

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

Uses of Capital

Capital Expenditures

Our capital expenditures for the years ended December 31, 2011, 2010, and 2009 were as follows:

	000000000	000000000	000000000
(In millions)	Years Ended December 31,
	2011	2010	2009
Total capital expenditures	$291.1	$195.3	$176.0

Our capital expenditures are not of significant size individually and primarily relate to the ongoing deployment of digital displays and recurring maintenance.

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

Acquisitions

During 2011, our International segment acquired Brouwer & Partners, a street furniture business in Holland, for $12.5 million.

Purchases of Additional Equity Interests

During 2009, our Americas segment purchased the remaining 15% interest in our consolidated subsidiary, Paneles Napsa S.A., for $13.0 million and our International segment acquired an additional 5% interest in our consolidated subsidiary, Clear Channel Jolly Pubblicita SPA, for $12.1 million.

Commitments, Contingencies and Guarantees

We are currently involved in certain legal proceedings arising in the ordinary course of business and, as required, have accrued our estimate of the probable costs for resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. Please see Item 3. Legal Proceedings within Part I of this Annual Report on Form 10-K.

Our short and long term cash requirements include minimum annual guarantees for our street furniture contracts and operating leases. Noncancelable contracts and operating lease requirements are included in our direct operating expenses, which historically have been satisfied by cash flows from operations. For 2012, we are committed to $403.0 million and $283.1 million for minimum annual guarantees and operating leases, respectively. Our long-term commitments for minimum annual guarantees, operating leases and capital expenditure requirements are included in “Contractual and Other Obligations,” below.

Certain agreements relating to acquisitions provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies generally over a one to five year period. The aggregate of these contingent payments, if performance targets are met, would not significantly impact our financial position or results of operations.

In addition to the scheduled maturities on debt issued by CCWH, we have future cash obligations under various types of contracts. We lease office space, certain equipment and the majority of the land occupied by our advertising structures under long-term operating leases. Some of our lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for our payment of utilities and maintenance.

We have minimum franchise payments associated with non-cancelable contracts that enable us to display advertising on such media as buses, trains, bus shelters and terminals. The majority of these contracts contain rent provisions that are calculated as the greater of a percentage of the relevant advertising revenue or a specified guaranteed minimum annual payment.

The scheduled maturities of the $2.5 billion CCWH Notes and other debt outstanding, and our future minimum rental commitments under non-cancelable lease agreements, minimum payments under other non-cancelable contracts, capital expenditure commitments and other long-term obligations as of December 31, 2011, are as follows:

	0000000000	0000000000	0000000000	0000000000	0000000000
(In thousands)	Payments Due by Period
Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
CCWH Senior Notes:
9.25% Series A Senior Notes Due 2017	$500,000	$—	$—	$—	$500,000
9.25% Series B Senior Notes Due 2017	2,000,000	—	—	—	2,000,000
Other debt	45,909	23,806	20,929	120	1,054
Interest payments on long-term debt(1)	1,392,209	233,557	464,366	462,662	231,624

Non-cancelable contracts	1,875,807	402,974	553,317	400,747	518,769
Non-cancelable operating leases	2,037,132	283,104	455,911	362,511	935,606
Capital expenditure commitments	148,878	67,879	39,220	34,858	6,921
Unrecognized tax benefits (2)	43,746	1,650	—	—	42,096
Employment contracts	10,372	6,545	3,779	48	—
Other long-term obligations(3)	92,626	71	1,168	1,028	90,359

Total (4)	$8,146,679	$1,019,586	$1,538,690	$1,261,974	$4,326,429

(1)	Interest payments on long-term debt consist primarily of interest on the 9.25% CCWH Senior Notes.
(2)	The non-current portion of the unrecognized tax benefits is included in the “Thereafter” column as we cannot reasonably estimate the timing or amounts of additional cash payments, if any, at this time. For additional information, see Note 9 included in Item 8 of Part II of this Annual Report on Form 10-K.
(3)	Other long-term obligations consist of $47.5 million related to asset retirement obligations recorded pursuant to ASC 410-20, which assumes the underlying assets will be removed at some period over the next 50 years. Also included in the table is $40.1 million related to retirement plans and $4.9 million related to other long-term obligations with a specific maturity.
(4)	Excluded from the table is $147.1 million related to various obligations with no specific contractual commitment or maturity.

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

MARKET RISK

We are exposed to market risk arising from changes in market rates and prices, including movements in equity security prices and foreign currency exchange rates.

Equity Price Risk

The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value and our comprehensive income at December 31, 2011 by $0.7 million.

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world. Foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported a net income of $60.4 million for the year ended December 31, 2011. We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have increased our net income for the year ended December 31, 2011 by approximately $6.0 million and that a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have decreased our net income by a corresponding amount.

Our earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of our equity method investments in various countries. It is estimated that the result of a 10% fluctuation in the value of the U.S. dollar relative to these foreign currencies at December 31, 2011 would change our equity in earnings of nonconsolidated affiliates by $0.6 million and would change our net income by approximately $0.4 million for the year ended December 31, 2011.

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

NEW ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU change the wording used to describe many of the requirements in U.S. generally accepted accounting principles (“GAAP”) for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this ASU to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU are to be applied prospectively for interim and annual periods beginning after December 15, 2011. We do not expect the provisions of ASU 2011-04 to have a material effect on our financial position or results of operations.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We early adopted the provisions of this ASU as of October 1, 2011 with no material impact to our financial position or results of operations. Please refer to Note 2 included in Item 8 of Part II of this Annual Report on Form 10-K for a further discussion of our impairment testing.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The ASU defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement in response to requests from some investors for greater clarity about the impact of reclassification adjustments on net income. The guidance in ASU 2011-05 called for reclassification adjustments from other comprehensive income to be measured and presented by income statement line item in net income and also in other comprehensive income. All other requirements in ASU 2011-05 are not affected by this Update. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the provisions of ASU 2011-12 to have a material effect on our financial position or results of operations.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such difference could be material. Our significant accounting policies are discussed in the notes to our consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. The following narrative describes these critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions.

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

If our agings were to improve or deteriorate resulting in a 10% change in our allowance, we estimated that our bad debt expense for the year ended December 31, 2011 would have changed by approximately $4.1 million and our net income for the same period would have changed by approximately $2.6 million.

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

Indefinite-lived Intangible Assets

Indefinite-lived intangible assets, such as our billboard permits, are reviewed annually for possible impairment using the direct valuation method as prescribed in ASC 805-20-S99. Under the direct valuation method, the estimated fair value of the indefinite-lived intangible assets was calculated at the market level as prescribed by ASC 350-30-35. Under the direct valuation method, it is assumed that rather than acquiring indefinite-lived intangible assets as a part of a going concern business, the buyer hypothetically obtains indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flows model which results in value that is directly attributable to the indefinite-lived intangible assets.

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

On October 1, 2011, we performed our annual impairment test in accordance with ASC 350-30-35 and recognized aggregate impairment charges of $6.5 million related to permits in one of our markets.

In determining the fair value of our billboard permits, the following key assumptions were used:

¡	Industry revenue growth forecast at 7.8% was used for the initial four-year period;
¡	3% revenue growth was assumed beyond the initial four-year period;
¡	Revenue was grown over a build-up period, reaching maturity by year 2;
¡	Operating margins gradually climb to the industry average margin of up to 52%, depending on market size, by year 3; and
¡	Assumed discount rate of 10%.

While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the fair value of our indefinite-lived intangible assets, it is possible a material change could occur. If future results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future. The following table shows the decline in the fair value of our indefinite-lived intangible assets that would result from a 100 basis point decline in our discrete and terminal period revenue growth rate and profit margin assumptions and a 100 basis point increase in our discount rate assumption:

(In thousands)
Description	Revenue growth rate	Profit margin	Discount rates
Billboard permits	$(596,200)	$(129,200)	$(603,700)

The estimated fair value of our billboard permits at October 1, 2011 was $2.1 billion while the carrying value was $1.1 billion.

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

The discounted cash flow approach we use for valuing goodwill as part of the two-step impairment testing approach involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate. Terminal values are also estimated and discounted to their present value.

On October 1, 2011, we performed our annual impairment test in accordance with ASC 350-20-35. We utilized the option assess qualitative factors to determine whether it was more likely than not the that the fair value of our reporting units was less than their carrying amounts, including goodwill. As part of our qualitative assessment, we considered the following factors:

¡	macroeconomic characteristics of the environment in which the reporting unit operates;
¡	any significant changes in the business’ products, operating model or laws or regulations;
¡	any significant changes in the business’ cost structure and/or margin trends;
¡	comparisons of current and prior year operating performance and forecast trends for future operating performance;
¡	changes in management, business strategy or customer base during the current year;
¡	sustained decreases in share price relative to our peers; and
¡	the excess of fair value over carrying value and the significance of recorded goodwill as of October 1, 2010.

Generally, the qualitative factors for our reporting units indicated stable or continuing margins despite economic conditions, new contracts, no adverse business or management changes, favorable or stable forecasted economic conditions and the existence of excess fair value over carrying value for the majority of our reporting units. Based on our annual assessment using the qualitative factors described above, we determined that it was not more likely than not that the fair value of the reporting units in our Americas segment was less than their carrying amounts, with the exception of one specific reporting unit. As a result, further testing of goodwill for impairment was required for one reporting unit in the Americas. Our assessment for the reporting units within our International outdoor segment required further testing for three countries. Further testing indicated that goodwill was impaired by $1.1 million in one country within our International segment in 2011.

We believe we have made reasonable estimates and utilized appropriate assumptions to evaluate whether it was more likely than not that the fair value of our reporting units was less than their carrying values. If future results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future.

Tax Accruals

Our estimates of income taxes and the significant items giving rise to the deferred tax assets and liabilities are shown in the notes to our consolidated financial statements and reflect our assessment of actual future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and probability of these estimates. Actual income taxes could vary from these estimates due to future changes in income tax law or results from the final review of our tax returns by Federal, state or foreign tax authorities.

We use our judgment to determine whether it is more likely than not that we will sustain positions that we have taken on tax returns and, if so, the amount of benefit to initially recognize within our financial statements. We regularly review our uncertain tax positions and adjust our unrecognized tax benefits (UTBs) in light of changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. These adjustments to our UTBs may affect our income tax expense. Settlement of uncertain tax positions may require use of our cash.

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

Due to the high rate of lease renewals over a long period of time, our calculation assumes all related assets will be removed at some period over the next 50 years. An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk-adjusted credit rate for the same period. If our assumption of the risk-adjusted credit rate used to discount current year additions to the asset retirement obligation decreased approximately 1%, our liability as of December 31, 2011 would not be materially impacted. Similarly, if our assumption of the risk-adjusted credit rate increased approximately 1%, our liability would not be materially impacted.

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

/s/ C. William Eccleshare

Chief Executive Officer

/s/Thomas W. Casey

Executive Vice President and Chief Financial Officer

/s/Scott D. Hamilton

Senior Vice President and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Clear Channel Outdoor Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Clear Channel Outdoor Holdings, Inc. (the Company) as of December 31, 2011 and 2010, the related consolidated statements of comprehensive income (loss), changes in shareholders’ equity, and cash flows of the Company for each of the three years in the period ended December 31, 2011. Our audits also include the financial statement schedule listed in the index as Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011 and 2010, the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

February 21, 2012

CONSOLIDATED BALANCE SHEETS

	000000000	000000000
(In thousands)	As of December 31,
	2011	2010
CURRENT ASSETS
Cash and cash equivalents	$542,655	$624,018
Accounts receivable, net of allowance of $41,350 in 2011 and $49,032 in 2010	707,630	735,115
Prepaid expenses	132,510	100,391
Other current assets	70,933	90,969

Total Current Assets	1,453,728	1,550,493

PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,950,437	2,007,399
Other property, plant and equipment, net	296,273	290,325

INTANGIBLE ASSETS
Definite-lived intangibles, net	618,526	705,218
Indefinite-lived intangibles – permits	1,105,704	1,114,413
Goodwill	857,193	862,242

OTHER ASSETS
Due from Clear Channel Communications	656,040	383,778
Other assets	150,284	162,697

Total Assets	$7,088,185	$7,076,565

CURRENT LIABILITIES
Accounts payable	$108,231	$100,540
Accrued expenses	498,966	523,045
Deferred income	89,980	100,675
Current portion of long-term debt	23,806	41,676

Total Current Liabilities	720,983	765,936

Long-term debt	2,522,103	2,522,133
Other long-term liabilities	281,940	251,873
Deferred tax liability	822,932	828,568
Commitments and contingent liabilities (Note 7)

SHAREHOLDERS’ EQUITY
Noncontrolling interest	231,530	209,794
Preferred stock, $.01 par value, 150,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value, 750,000,000 shares authorized, 41,138,735 and 40,886,923 shares issued in 2011 and 2010, respectively	411	408
Class B common stock, $.01 par value, 600,000,000 shares authorized, 315,000,000 shares issued and outstanding	3,150	3,150
Additional paid-in capital	6,684,497	6,677,146
Retained deficit	(3,931,403)	(3,974,349)
Accumulated other comprehensive loss	(246,988)	(207,439)
Cost of shares (109,755 in 2011 and 84,896 in 2010) held in treasury	(970)	(655)

Total Shareholders’ Equity	2,740,227	2,708,055

Total Liabilities and Shareholders’ Equity	$7,088,185	$7,076,565

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	000000000	000000000	000000000
(In thousands, except per share data)	Years Ended December 31,
	2011	2010	2009
Revenue	$3,003,874	$2,797,994	$2,698,024
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,638,801	1,559,972	1,625,083
Selling, general and administrative expenses (excludes depreciation and amortization)	540,872	494,656	484,404
Corporate expenses (excludes depreciation and amortization)	90,205	107,596	65,247
Depreciation and amortization	432,035	413,588	439,647
Impairment charges	7,614	11,493	890,737
Other operating income (expense) — net	8,591	(23,753)	(8,231)

Operating income (loss)	302,938	186,936	(815,325)
Interest expense	242,435	239,453	154,919
Interest income on Due from Clear Channel Communications	45,459	19,460	724
Loss on marketable securities	(4,827)	(6,490)	(11,315)
Equity in earnings (loss) of nonconsolidated affiliates	6,029	(9,936)	(31,442)
Other expense — net	(649)	(5,335)	(9,368)

Income (loss) before income taxes	106,515	(54,818)	(1,021,645)
Income tax benefit (expense)	(43,296)	(21,599)	149,110

Consolidated net income (loss)	63,219	(76,417)	(872,535)
Less amount attributable to noncontrolling interest	20,273	11,106	(4,346)

Net income (loss) attributable to the Company	42,946	(87,523)	(868,189)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(29,801)	16,237	118,632
Foreign currency reclassification adjustment	—	3,437	(523)
Unrealized loss on marketable securities	(4,834)	(7,809)	(9,971)
Reclassification adjustment for realized loss on marketable securities included in net income (loss)	3,787	6,490	11,315

Other comprehensive income (loss)	(30,848)	18,355	119,453

Comprehensive income (loss)	$12,098	$(69,168)	$(748,736)
Less amount attributable to noncontrolling interest	8,918	7,617	8,050

Comprehensive income (loss) attributable to the Company	$3,180	$(76,785)	$(756,786)

Net income (loss) per common share:
Basic	$0.11	$(0.26)	$(2.46)
Weighted average common shares outstanding	355,907	355,568	355,377
Diluted	$0.11	$(0.26)	$(2.46)
Weighted average common shares outstanding	356,528	355,568	355,377

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

(In thousands, except share data)				Controlling Interest
	Class A Common Shares Issued	Class B Common Shares Issued	Non-controlling Interest	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2008	40,705,638	315,000,000	$211,813	$3,557	$6,676,714	$(3,018,637)	$(329,580)	$(44)	$3,543,823
Net loss			(4,346)			(868,189)			(872,535)
Exercise of stock options and other	135,913							(110)	(110)
Acquisitions			(3,380)		(9,720)				(13,100)
Share-based payments					12,104				12,104
Other			(18,407)		(9,851)				(28,258)
Other comprehensive income			8,050				111,403		119,453

Balances at December 31, 2009	40,841,551	315,000,000	193,730	3,557	6,669,247	(3,886,826)	(218,177)	(154)	2,761,377
Net income (loss)			11,106			(87,523)			(76,417)
Exercise of stock options and other	45,372			1				(501)	(500)
Share-based payments					12,337				12,337
Other			(2,659)		(4,438)				(7,097)
Other comprehensive income			7,617				10,738		18,355

Balances at December 31, 2010	40,886,923	315,000,000	$209,794	$3,558	$6,677,146	$(3,974,349)	$(207,439)	$(655)	$2,708,055
Net income			20,273			42,946			63,219
Exercise of stock options and other	251,812			3				(315)	(312)
Share-based payments					10,913				10,913
Other			(7,455)		(3,562)		217		(10,800)
Other comprehensive income (loss)			8,918				(39,766)		(30,848)

Balances at December 31, 2011	41,138,735	315,000,000	$231,530	$3,561	$6,684,497	$(3,931,403)	$(246,988)	$(970)	$2,740,227

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	0000000000	0000000000	0000000000
(In thousands)	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$63,219	$(76,417)	$(872,535)

Reconciling Items:
Impairment charges	7,614	11,493	890,737
Depreciation and amortization	432,035	413,588	439,647
Deferred taxes	(1,393)	(14,362)	(132,341)
Provision for doubtful accounts	5,977	8,868	17,580
Share-based compensation	10,913	12,337	12,104
(Gain) loss on sale of operating and fixed assets	(8,591)	23,753	8,231
Loss on marketable securities	4,827	6,490	11,315
Other reconciling items – net	2,324	25,508	37,099
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	15,829	(47,113)	68,002
Decrease in Federal income taxes receivable	—	50,958	—
Increase (decrease) in accrued expenses	(35,302)	45,603	8,664
Increase in accounts payable and other liabilities	48,911	5,120	3,093
Decrease in deferred income	(10,212)	(7,045)	(1,987)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(18,933)	66,436	(48,345)

Net cash provided by operating activities	517,218	525,217	441,264

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(291,050)	(195,273)	(175,953)
Proceeds from disposal of assets	12,883	7,753	18,144
Purchases of other operating assets	(14,794)	(1,841)	(4,933)
Purchases of businesses	(13,179)	—	—
Change in other – net	7,206	(9,344)	(122)

Net cash used for investing activities	(298,934)	(198,705)	(162,864)

CASH FLOWS FROM FINANCING ACTIVITIES:
Draws on credit facilities	—	4,670	7,125
Payments on credit facilities	(4,151)	(47,095)	(3,364)
Proceeds from long-term debt	5,012	6,844	2,500,000
Payments on long-term debt	(20,099)	(13,212)	(2,505,913)
Net transfers (to) from Clear Channel Communications	(272,262)	(260,470)	319,401
Deferred financing charges	—	—	(60,330)
Purchases of noncontrolling interests	(4,682)	—	(25,153)
Change in other, net	(2,562)	(5,200)	(110)

Net cash provided by (used for) financing activities	(298,744)	(314,463)	231,656

Effect of exchange rate changes on cash	(903)	2,533	4,568

Net increase (decrease) in cash and cash equivalents	(81,363)	14,582	514,624

Cash and cash equivalents at beginning of year	624,018	609,436	94,812

Cash and cash equivalents at end of year	$542,655	$624,018	$609,436

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest	$233,979	$235,101	$154,027
Cash paid during the year for income taxes	$37,777	$—	$26,543

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Clear Channel Outdoor Holdings, Inc. (the “Company”) is an outdoor advertising company which owns or operates advertising display faces domestically and internationally. On November 11, 2005, the Company became a publicly traded company through an initial public offering (“IPO”), in which 10%, or 35.0 million shares, of the Company’s Class A common stock was sold. Prior to the IPO, the Company was an indirect wholly-owned subsidiary of Clear Channel Communications, Inc. (“Clear Channel Communications”), a diversified media and entertainment company. As of December 31, 2011, Clear Channel Communications indirectly holds all of the 315.0 million shares of Class B common stock outstanding and 1,553,971 shares of Class A common stock, collectively representing approximately 89% of the shares outstanding and approximately 99% of the voting power. The holders of Class A common stock and Class B common stock have identical rights, except holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to 20 votes per share. The Class B shares of common stock are convertible, at the option of the holder at any time or upon any transfer, into shares of Class A common stock on a one-for-one basis, subject to certain limited exceptions.

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

Clear Channel Communications’ Revolving Credit Facility

Clear Channel Communications’ $1.9 billion revolving credit facility has a maturity in July 2014 and includes a $145.0 million sub-limit that certain of the Company’s International subsidiaries may borrow against to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. The obligations of these International subsidiaries that at any time are borrowers under the revolving credit facility are guaranteed by certain of the Company’s material wholly-owned subsidiaries, and secured by substantially all assets of such borrowers and guarantors, subject to permitted liens and other exceptions. As of December 31, 2011, the Company had no outstanding borrowings under the $145.0 million sub-limit facility. Clear Channel Communications had borrowed the entire sub-limit capacity as of December 31, 2011.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Also included in the consolidated financial statements are entities for which the Company has a controlling financial interest or is the primary beneficiary. Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the Company are accounted for using the equity method of accounting. All significant intercompany accounts have been eliminated in consolidation.

Certain prior period amounts have been reclassified to conform to the 2011 presentation.

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

No impairments of property, plant and equipment were recognized during 2011. The Company impaired outdoor advertising structures in its Americas segment by $4.0 million during 2010. During 2009, the Company recorded a $21.0 million impairment to street furniture tangible assets in its International segment.

Land Leases and Other Structure Licenses

Most of the Company’s advertising structures are located on leased land. Americas land leases are typically paid in advance for periods ranging from one to 12 months. International land leases are paid both in advance and in arrears, for periods ranging from one to 12 months. Most International street furniture display faces are operated through contracts with municipalities for up to 20 years. The leased land and street furniture contracts often include a percent of revenue to be paid along with a base rent payment. Prepaid land leases are recorded as an asset and expensed ratably over the related rental term and license and rent payments in arrears are recorded as an accrued liability.

Intangible Assets and Goodwill

Definite-lived intangible assets include primarily transit and street furniture contracts, site leases and other contractual rights, all of which are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived intangible assets. These assets are recorded at cost.

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

No impairments of definite-lived intangible assets were recognized during 2011. The Company impaired certain definite-lived intangible assets related to one airport contract in its Americas segment by $0.5 million during 2010. During 2009, the Company impaired definite-lived intangible assets related to certain street furniture and billboard contract intangible assets in its Americas and International segments by $55.3 million.

The Company’s indefinite-lived intangible assets include billboard permits in its Americas segment. The Company’s indefinite-lived intangible assets are not subject to amortization, but are tested for impairment at least annually. The Company tests for possible impairment of indefinite-lived intangible assets whenever events or changes in circumstances, such as a significant reduction in operating cash flow or a dramatic change in the manner for which the asset is intended to be used indicate that the carrying amount of the asset may not be recoverable.

The Company performs its annual impairment test for its permits using a direct valuation technique as prescribed in ASC 805-20-S99. The Company engages Mesirow Financial Consulting, LLC (“Mesirow Financial”), a third party valuation firm, to assist the Company in the development of these assumptions and the Company’s determination of the fair value of its permits.

The Company performed its annual impairment test on its indefinite-lived intangible assets as of October 1, 2011, which resulted in a non-cash impairment charge of $6.5 million related to permits in one specific market.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company performed impairment tests during 2010 and 2009, which resulted in non-cash impairment charges of $4.8 million and $345.4 million, respectively, related to its indefinite-lived permits. See Note 2 for further discussion.

At least annually, the Company performs its impairment test for each reporting unit’s goodwill. Beginning with its annual impairment testing in the fourth quarter of 2011, the Company utilized the option to assess qualitative factors under ASC 350-20-35 to determine whether it was more likely than not that the fair value of its reporting units was less than their carrying amounts, including goodwill. The Company has identified its reporting units in accordance with ASC 350-20-55. The Company’s U.S. outdoor advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test. The Company also determined that within its Americas segment, Canada, Mexico, Peru, and Brazil constitute separate reporting units and each country in its International segment constitutes a separate reporting unit.

If, after the qualitative approach, further testing is required, the Company uses a discounted cash flow model to determine if the carrying value of the reporting unit, including goodwill, is less than the fair value of the reporting unit. The Company recognized a non-cash impairment charge of $1.1 million to reduce goodwill in one country within its International segments for 2011, which is further discussed in Note 2.

The Company performed its annual goodwill impairment test as of October 1, 2010, and recognized a non-cash impairment charge of $2.1 million related to a specific reporting unit in its International segment. See Note 2 for further discussion.

The Company performed impairment tests during 2009 and recognized non-cash impairment charges of $419.5 million. See Note 2 for further discussion.

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

No non-cash impairment charges of nonconsolidated affiliates were recognized during 2011. For 2010 and 2009, the Company recorded non-cash impairment charges of $8.3 million and $22.9 million, respectively, related to certain equity investments in its International segment.

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

The Company periodically assesses the value of its available-for-sale securities. Based on these assessments, the Company concluded that other-than-temporary impairments existed at December 31, 2011 and 2010 and recorded non-cash impairment charges of $4.8 million and $6.5 million, respectively, during each of these years. Such charges are recorded on the statement of operations in “Loss on marketable securities”.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial Instruments

Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at December 31, 2011 and 2010.

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

The operations of the Company are included in a consolidated U.S. Federal income tax return filed by CC Media Holdings. However, for financial reporting purposes, the Company’s provision for income taxes has been computed on the basis that the Company files separate consolidated U.S. Federal income tax returns with its subsidiaries.

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

Advertising Expense

The Company records advertising expense as it is incurred. Advertising expenses were $14.7 million, $12.0 million and $11.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this ASU to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU are to be applied prospectively for interim and annual periods beginning after December 15, 2011. The Company does not expect the provisions of ASU 2011-04 to have a material effect on its financial position or results of operations.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company early adopted the provisions of this ASU as of October 1, 2011 with no material impact to its financial position or results of operations. Please refer to Note 2 for additional discussion.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The ASU defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement in response to requests from some investors for greater clarity about the impact of reclassification adjustments on net income. The guidance in ASU 2011-05 called for reclassification adjustments from other comprehensive income to be measured and presented by income statement line item in net income and also in other comprehensive income. All other requirements in ASU 2011-05 are not affected by this Update. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the provisions of ASU 2011-12 to have a material effect on its financial position or results of operations.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 — PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at December 31, 2011 and 2010, respectively:

	00000000000	00000000000
(In thousands)	December 31, 2011	December 31, 2010
Land, buildings and improvements	$204,543	$206,355
Structures	2,783,434	2,623,561
Furniture and other equipment	111,481	86,417
Construction in progress	57,504	53,550

	3,156,962	2,969,883
Less accumulated depreciation	910,252	672,159

Property, plant and equipment, net	$2,246,710	$2,297,724

Definite-lived Intangible Assets

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at December 31, 2011 and 2010, respectively:

	Gross Carrying	Gross Carrying	Gross Carrying	Gross Carrying
(In thousands)	December 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture, and other contractual rights	$773,238	$329,563	$789,867	$256,685
Other	176,779	1,928	173,549	1,513

Total	$950,017	$331,491	$963,416	$258,198

Total amortization expense related to definite-lived intangible assets was $101.7 million, $104.8 million and $101.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2012	$79,958
2013	73,413
2014	65,410
2015	46,799
2016	38,916

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Indefinite-lived Intangible Assets and Goodwill

The Company’s indefinite-lived intangible assets consist primarily of billboard permits in its Americas segment. The Company’s billboard permits are granted for the right to operate an advertising structure at the specified location as long as the structure is in compliance with the laws and regulations of each jurisdiction. The Company’s permits are located on owned land, leased land or land for which we have acquired permanent easements. In cases where the Company’s permits are located on leased land, the leases typically have initial terms of between 10 and 20 years and renew indefinitely, with rental payments generally escalating at an inflation-based index. If the Company loses its lease, the Company will typically obtain permission to relocate the permit or bank it with the municipality for future use. Due to significant differences in both business practices and regulations, billboards in the International segment are subject to long-term, finite contracts unlike the Company’s permits in the United States and Canada. Accordingly, there are no indefinite-lived intangible assets in the International segment.

The impairment tests for indefinite-lived intangible assets consist of a comparison between the fair value of the indefinite-lived intangible asset at the market level with its carrying amount. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the indefinite-lived asset is its new accounting basis. The fair value of the indefinite-lived asset is determined using the direct valuation method as prescribed in ASC 805-20-S99. Under the direct valuation method, the fair value of the indefinite-lived assets is calculated at the market level as prescribed by ASC 350-30-35. The Company engaged Mesirow Financial, a third-party valuation firm, to assist it in the development of the assumptions and the Company’s determination of the fair value of its indefinite-lived intangible assets.

The application of the direct valuation method attempts to isolate the income that is properly attributable to the indefinite-lived intangible asset alone (that is, apart from tangible and identified intangible assets and goodwill). It is based upon modeling a hypothetical “greenfield” build-up to a “normalized” enterprise that, by design, lacks inherent goodwill and whose only other assets have essentially been paid for (or added) as part of the build-up process. The Company forecasts revenue, expenses, and cash flows over a ten-year period for each of its markets in its application of the direct valuation method. The Company also calculates a “normalized” residual year which represents the perpetual cash flows of each market. The residual year cash flow was capitalized to arrive at the terminal value of the permits in each market.

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

The aggregate fair value of the Company’s permits on October 1, 2011 and 2010 increased approximately 12% and 58% from the fair value at October 1, 2010 and 2009, respectively. The increase in fair value resulted primarily from improvements to general market conditions leading to increased advertising spending and higher revenues for the industry.

During 2011, the Company recognized a $6.5 million impairment charge related to billboard permits in one market due to significant declines in permit value resulting from flat revenues, a slight decline in margin and increased capital expenditures within the market. During 2010, although the aggregate fair value of billboard permits increased, certain markets experienced continuing declines. As a result, impairment charges were recorded in 2010 for billboard permits of $4.8 million.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Interim Impairments to Billboard Permits

The Company performed an interim impairment tests on its billboard permits as of June 30, 2009 as a result of the poor economic environment during the period. In determining the fair value of the Company’s billboard permits, the following key assumptions were used:

¡	Industry revenue growth of negative 16% during the one year build-up period;
¡

Cost structure reached a normalized level over a three year period and the operating margins gradually grew over that period to the industry average margins of 45%. The margin in year three was the lower of the industry average margin or the actual margin for the market;

¡	Industry average revenue growth of 3% beyond the discrete build-up projection; and
¡	A discount rate of 10%.

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

Annual Impairment Test to Goodwill

The Company performs its annual impairment test on October 1 of each year. Each of the Company’s advertising markets are components. The U.S. advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test using the guidance in ASC 350-20-55. The Company also determined that within its Americas segment, Canada, Mexico, Peru, and Brazil constitute separate reporting units and each country in its International segment constitutes a separate reporting unit.

Beginning with its annual impairment testing in the fourth quarter of 2011, the Company utilized the option to assess qualitative factors under ASC 350-20-35 to determine whether it was more likely than not that the fair value of its reporting units was less than their carrying amounts, including goodwill. Based on a qualitative assessment, the Company concluded that no further testing of goodwill for impairment was required for all of the reporting units within its Americas segment, with the exception of one country, for which further testing was required. Further testing was also required for three of the countries within its International segment.

If further testing of goodwill for impairment is required after assessing qualitative factors, the Company follows the two-step impairment testing approach in accordance with ASC 350-20-35. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If applicable, the second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.

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

For the year ended December 31, 2011, the Company recognized a non-cash impairment charge to goodwill of $1.1 million due to a decline in the fair value of one country within the Company’s International segment.

The fair value of the Company’s reporting units on October 1, 2010 increased from the fair value at October 1, 2009. The increase in the fair value of the Company’s Americas reporting unit was primarily the result of a $638.6 million increase related to forecast revenues and operating margins. As a result of increase in fair value across the Company’s Americas reporting unit, no goodwill impairment was recognized in this segment. Within the Company’s International segment, one country experienced a decline in fair value which resulted in a $2.1 million non-cash impairment to goodwill recorded for the year ended December 31, 2010.

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

	International	International	International
(In thousands)	Americas	International	Total
Balance as of December 31, 2009	$585,249	$276,343	$861,592
Foreign currency translation	285	3,299	3,584
Impairment	—	(2,142)	(2,142)
Adjustments	—	(792)	(792)

Balance as of December 31, 2010	$585,534	$276,708	$862,242
Foreign currency translation	(670)	(6,228)	(6,898)
Impairment	—	(1,146)	(1,146)
Acquisitions	—	2,995	2,995

Balance as of December 31, 2011	$584,864	$272,329	$857,193

The balance at December 31, 2009 is net of cumulative impairments of $2.7 billion and $247.2 million in the Company’s Americas and International segments, respectively.

Interim Impairment Test to Goodwill

The discounted cash flow model indicated that the Company failed the first step of the impairment test for certain of its reporting units as of June 30, 2009, which required it to compare the implied fair value of each reporting unit’s goodwill with its carrying value.

As of June 30, 2009, the Company calculated the weighted average cost of capital (“WACC”) of 12.5% and 13.5% for each of the reporting units in the Americas and International segments, respectively. The Company also utilized the market approach to provide a test of reasonableness to the results of the discounted cash flow model. The market approach can be estimated through the quoted market price method, the market comparable method, and the market transaction method. The three variations of the market approach indicated that the fair value determined by the Company’s discounted cash flow model was within a reasonable range of outcomes.

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

NOTE 3 — BUSINESS ACQUISITIONS

On October 14, 2011, the Company’s International segment acquired Brouwer & Partners, a street furniture business in Holland, for $12.5 million.

During 2009, the Company’s Americas segment purchased the remaining 15% interest in its consolidated subsidiary, Paneles Napsa S.A., for $13.0 million and the Company’s International segment acquired an additional 5% interest in its consolidated subsidiary, Clear Channel Jolly Pubblicita SPA, for $12.1 million.

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

Summarized Financial Information

The following table summarizes the Company’s investments in nonconsolidated affiliates:

(In thousands)
	Alessi	Buspak	All Others	Total
Balance as of December 31, 2009	$9,041	$9,532	$4,781	$23,354
Equity in net earnings (loss)	(8,453)	439	(1,922)	(9,936)
Other, net	—	(2,231)	3,042	811
Foreign currency translation adjustments	(588)	(21)	175	(434)

Balance as of December 31, 2010	$—	$7,719	$6,076	$13,795
Equity in net earnings (loss)	—	1,884	4,145	6,029
Dispositions of investments, net	—	—	(6,316)	(6,316)
Other, net	—	(1,701)	(929)	(2,630)
Foreign currency translation adjustments	—	9	281	290

Balance as of December 31, 2011	$—	$7,911	$3,257	$11,168

The investments in the table above are not consolidated, but are accounted for under the equity method of accounting, whereby the Company records its investments in these entities in the balance sheet as “Other assets.” The Company’s interests in their operations are recorded in the statement of operations as “Equity in earnings (loss) of nonconsolidated affiliates.”

Other Investments

Other investments of $3.3 million and $8.2 million at December 31, 2011 and 2010, respectively, primarily represent marketable equity securities.

(In thousands)	December 31, 2011				December 31, 2010
Investments	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Available-for sale	$3,188	—	74	$3,262	$8,016	—	82	$8,098
Other cost investments	$70	—	—	$70	$77	—	—	$77

The Company’s available-for-sale security, Independent News & Media PLC (“INM”), was in an unrealized loss position for extended periods of time throughout 2009 through 2011. As a result, the Company considered the guidance in ASC 320-10-S99 and reviewed the length of the time and the extent to which the market value was less than cost and the financial condition and near-term prospects of the issuer. After this assessment, the Company concluded that the impairment was other than temporary and recorded a non-cash impairment charge of $4.8 million, $6.5 million and $11.3 million in “Loss on marketable securities” for the years ended December 31, 2011, 2010 and 2009, respectively.

Other cost investments include various investments in companies for which there is no readily determinable market value.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 — ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligation is reported in “Other long-term liabilities” with the current portion recorded in “Accrued liabilities” and relates to its obligation to dismantle and remove its advertising displays from leased land and to reclaim the site to its original condition upon the termination or non-renewal of a lease. When the liability is recorded, the cost is capitalized as part of the related long-lived assets’ carrying value. Due to the high rate of lease renewals over a long period of time, the calculation assumes that all related assets will be removed at some period over the next 50 years. An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk adjusted credit rate for the same period.

The following table presents the activity related to the Company’s asset retirement obligation:

(In thousands)	Years Ended December 31,
	2011	2010
Beginning balance	$48,263	$51,301
Adjustment due to change in estimate of related costs	(2,851)	(5,295)
Accretion of liability	4,536	4,822
Liabilities settled	(2,414)	(2,565)

Ending balance	$47,534	$48,263

NOTE 6 — LONG-TERM DEBT

Long-term debt at December 31, 2011 and 2010 consisted of the following:

(In thousands)	As of December 31,
	2011	2010
Clear Channel Worldwide Holdings Senior Notes:
9.25% Series A Senior Notes Due 2017	$500,000	$500,000
9.25% Series B Senior Notes Due 2017	2,000,000	2,000,000
Other debt	45,909	63,809

	2,545,909	2,563,809
Less: current portion	23,806	41,676

Total long-term debt	$2,522,103	$2,522,133

The aggregate market value of the Company’s debt based on quoted market prices for which quotes were available was approximately $2.7 billion and $2.8 billion at December 31, 2011 and 2010, respectively.

Bank Credit Facility

In connection with the merger, Clear Channel Communications entered into a multi-currency revolving credit facility with a maturity in July 2014. Certain of the Company’s International subsidiaries may borrow under a $145.0 million sub-limit within this $1.9 billion credit facility, to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. This sub-limit allows for borrowings in various foreign currencies, which are used to hedge net assets in those currencies and provide funds to the Company’s International operations for certain working capital needs. The obligations of these International subsidiaries that are borrowers under the revolving credit facility are guaranteed by certain of the Company’s material wholly-owned subsidiaries, and secured by substantially all assets of such borrowers and guarantors, subject to permitted liens and other exceptions. The interest rate is based upon LIBOR or, for Euro denominated borrowings, EURIBOR, plus, in each case, a margin. As of December 31, 2011, the Company had no outstanding borrowings under the $145.0 million sub-limit facility. Clear Channel Communications had borrowed the entire sub-limit capacity as of December 31, 2011.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Clear Channel Worldwide Holdings Senior Notes

As of December 31, 2011, the Company’s subsidiary, Clear Channel Worldwide Holdings, Inc. (“CCWH”), had outstanding $500.0 million aggregate principal amount of Series A Senior Notes due 2017 (the “Series A Notes”) and $2.0 billion aggregate principal amount of Series B Senior Notes due 2017 (the “Series B Notes” and together with the Series A Notes, the “CCWH Notes”). The CCWH Notes are guaranteed by the Company, Clear Channel Outdoor, Inc. (“CCOI”), the Company’s wholly-owned subsidiary, and certain of the Company’s other direct and indirect subsidiaries.

The CCWH Notes bear interest on a daily basis and contain customary provisions, including covenants requiring CCWH to maintain certain levels of credit availability and limitations on incurring additional debt.

The CCWH Notes are senior obligations that rank pari passu in right of payment to all unsubordinated indebtedness of CCWH and the guarantees of the CCWH Notes rank pari passu in right of payment to all unsubordinated indebtedness of the guarantors.

The indentures governing the CCWH Notes require CCWH to maintain at least $100 million in cash or other liquid assets or have cash available to be borrowed under committed credit facilities consisting of (i) $50.0 million at the issuer and guarantor entities (principally the Americas segment) and (ii) $50.0 million at the non-guarantor subsidiaries (principally the International segment) (together the “Liquidity Amount”), in each case under the sole control of the relevant entity. In the event of a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding of Clear Channel Communications, for the period thereafter that is the shorter of such proceeding and 60 days, the Liquidity Amount shall be reduced to $50.0 million, with a $25.0 million requirement at the issuer and guarantor entities and a $25.0 million requirement at the non-guarantor subsidiaries.

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

The indenture governing the Series A Notes contains covenants that limit the Company and its restricted subsidiaries ability to, among other things:

•	incur or guarantee additional debt to persons other than Clear Channel Communications and its subsidiaries or issue certain preferred stock;
•	create liens on its restricted subsidiaries’ assets to secure such debt;
•	create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries that are not guarantors of the notes;
•	enter into certain transactions with affiliates;
•	merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets;
•	sell certain assets, including capital stock of its subsidiaries, to persons other than Clear Channel Communications and its subsidiaries; and
•

purchase or otherwise effectively cancel or retire any of the Series A Notes if after doing so the ratio of (a) the outstanding aggregate principal amount of the Series A Notes to (b) the outstanding aggregate principal amount of the Series B Notes shall be greater than 0.250.

In addition, the indenture governing the Series A Notes provides that if CCWH (i) makes an optional redemption of the Series B Notes or purchases or makes an offer to purchase the Series B Notes at or above 100% of the principal amount thereof, then CCWH shall apply a pro rata amount to make an optional redemption or purchase a pro rata amount of the Series A Notes or (ii) makes an asset sale offer under the indenture governing the Series B Notes, then CCWH shall apply a pro rata amount to make an offer to purchase a pro rata amount of Series A Notes.

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

The Series A Notes indenture and the Series B Notes indenture restrict the Company’s ability to incur additional indebtedness but permit the Company to incur additional indebtedness based on an incurrence test. In order to incur additional indebtedness under this test, the Company’s debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 6.5:1 and 3.25:1 for total debt and senior debt, respectively. The indentures contain certain other exceptions that allow the Company to incur additional indebtedness. The Series B Notes indenture also permits the Company to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if the Company’s debt to adjusted EBITDA ratios (as defined by the indentures) are lower than 6.0:1 and 3.0:1 for total debt and senior debt, respectively. The Series A Notes indenture does not limit the Company’s ability to pay dividends. The Series B Notes indenture contains certain exceptions that allow the Company to incur additional indebtedness and pay dividends, including a $500 million exception for the payment of dividends. The Company was in compliance with these covenants as of December 31, 2011.

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

Other Debt

Other debt includes various borrowings and capital leases utilized for general operating purposes. Included in the $45.9 million balance at December 31, 2011 is $23.8 million that matures in less than one year.

Debt Covenants

The Clear Channel Communications’ $1.9 billion revolving credit facility contains a significant financial covenant which requires Clear Channel Communications to comply on a quarterly basis with a maximum consolidated senior secured net debt to adjusted EBITDA ratio (maximum of 9.5:1). The financial covenant becomes more restrictive over time beginning in the second quarter of 2013. In its Annual Report on Form 10-K filed with the SEC on February 21, 2012, Clear Channel Communications stated that it was in compliance with this covenant as of December 31, 2011.

In addition, the Company was in compliance with the covenants contained in the Series A Notes indenture and the Series B Notes indenture as of December 31, 2011.

There are no significant covenants or events of default contained in the revolving promissory note issued by Clear Channel Communications to the Company or the revolving promissory note issued by the Company to Clear Channel Communications.

Future maturities of long-term debt as of December 31, 2011 are as follows:

(In thousands)
2012	$23,806
2013	3,746
2014	17,183
2015	56
2016	64
Thereafter	2,501,054

Total	$2,545,909

NOTE 7 — COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments and Contingencies

The Company accounts for its rentals that include renewal options, annual rent escalation clauses, minimum franchise payments and maintenance related to displays under the guidance in ASC 840.

The Company considers its non-cancelable contracts that enable it to display advertising on buses, bus shelters, trains, etc. to be leases in accordance with the guidance in ASC 840-10. These contracts may contain minimum annual franchise payments which generally escalate each year. The Company accounts for these minimum franchise payments on a straight-line basis. If the rental increases are not scheduled in the lease, such as an increase based on subsequent changes in the index or rate, those rents are considered contingent rentals and are recorded as expense when accruable. Other contracts may contain a variable rent component based on revenue. The Company accounts for these variable components as contingent rentals and records these payments as expense when accruable.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company accounts for annual rent escalation clauses included in the lease term on a straight-line basis under the guidance in ASC 840-20-25. The Company considers renewal periods in determining its lease terms if at inception of the lease there is reasonable assurance the lease will be renewed. Expenditures for maintenance are charged to operations as incurred, whereas expenditures for renewal and betterments are capitalized.

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

Certain acquisition agreements include deferred consideration payments based on performance requirements by the seller, typically involving the completion of a development or obtaining appropriate permits that enable the Company to construct additional advertising displays. At December 31, 2011, the Company believes its maximum aggregate contingency, which is subject to performance requirements by the seller, is approximately $32.5 million. As the contingencies have not been met or resolved as of December 31, 2011, these amounts are not recorded.

As of December 31, 2011, the Company’s future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year, and capital expenditure commitments consist of the following:

	September 30, 2010	September 30, 2010	September 30, 2010
(In thousands)			Capital
	Non-Cancelable Operating Leases	Non-Cancelable Contracts	Expenditure Commitments
2012	$283,104	$402,974	$67,879
2013	242,845	293,690	26,472
2014	213,066	259,627	12,748
2015	209,728	228,996	16,402
2016	152,783	171,751	18,456
Thereafter	935,606	518,769	6,921

Total	$2,037,132	$1,875,807	$148,878

Rent expense charged to operations for the years ended December 31, 2011, 2010 and 2009 was $1,029.3 million, $967.5 million and $999.1 million, respectively.

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

L&C and Klimes have filed separate petitions to challenge the imposition of this tax. L&C’s challenge in the administrative courts was unsuccessful at the first level, but successful at the second administrative level. The state taxing authority filed an appeal to the third and final administrative level, which required consideration by a full panel of 16 administrative law judges. On September 27, 2010, L&C received an unfavorable ruling at this final administrative level, which concluded that the VAT applied. On December 15, 2011, a Special Chamber of the administrative court considered the reasonableness of the amount of the penalty assessed against L&C and significantly reduced the penalty. With the reduction, the amounts allegedly owed by L&C are approximately $8.6 million in taxes, approximately $4.3 million in penalties and approximately $18.4 million in interest (as of December 31, 2011 at an exchange rate of 0.534). On January 27, 2012, L&C filed a writ of mandamus in the 8th lower public treasury court in São Paulo, State of São Paulo, appealing the administrative court’s decision that the VAT applies. On that same day, L&C filed a motion for an injunction barring the taxing authority from collecting the tax, penalty and interest while the appeal is pending. The court denied the motion on January 30, 2012. L&C filed a motion for reconsideration, and in early February 2012, the court granted that motion and issued an injunction.

Klimes’ challenge was unsuccessful at the first level of the administrative courts, and denied at the second administrative level on or about September 24, 2009. On January 5, 2011, the administrative law judges at the third administrative level published a ruling that the VAT applies but significantly reduced the penalty assessed by the taxing authority. With the penalty reduction, the amounts allegedly owed by Klimes are approximately $9.7 million in taxes, approximately $4.8 million in penalties and approximately $20.1 million in interest (as of December 31, 2011 at an exchange rate of 0.534). In late February 2011, Klimes filed a writ of mandamus in the 13th lower public treasury court in São Paulo, State of São Paulo, appealing the administrative court’s decision that the VAT applies. On that same day, Klimes filed a motion for an injunction barring the taxing authority from collecting the tax, penalty and interest while the appeal is pending. The court denied the motion in early April 2011. Klimes filed a motion for reconsideration with the court and also appealed that ruling to the São Paulo State Higher Court, which affirmed in late April 2011. On June 20, 2011, the 13th lower public treasury court in São Paulo reconsidered its prior ruling and granted Klimes an injunction suspending any collection effort by the taxing authority until a decision on the merits is obtained at the first judicial level.

On August 8, 2011, Brazil’s National Council of Fiscal Policy (CONFAZ) published a rule authorizing a general amnesty to sixteen states, including the State of São Paulo, to reduce the principal amount of VAT allegedly owed for communications services and reduce or waive related interest and penalties. The State of São Paulo ratified the amnesty in late August 2011. However, in late 2011, the State of São Paulo decided not to pursue the general amnesty, but it has indicated that it would be willing to consider a special amnesty for the out-of-home industry. Klimes and L&C are actively exploring this opportunity but do not know whether the State ultimately will offer a special amnesty or what the terms of any special amnesty might be. Accordingly, the businesses continue to vigorously pursue their appeals in the lower public treasury court.

At December 31, 2011, the range of reasonably possible loss is from zero to approximately $31.2 million in the L&C matter and is from zero to approximately $34.6 million in the Klimes matter. The maximum loss that could ultimately be paid depends on the timing of the final resolution at the judicial level and applicable future interest rates. Based on the Company’s review of the law, the outcome of similar cases at the judicial level and the advice of counsel, the Company has not accrued any costs related to these claims and believes the occurrence of loss is not probable.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Guarantees

As of December 31, 2011, the Company had $70.0 million in letters of credit outstanding, of which $67.5 million of letters of credit were cash secured. Additionally, as of December 31, 2011, Clear Channel Communications had outstanding commercial standby letters of credit and surety bonds of $15.3 million and $42.9 million, respectively, held on behalf of the Company. These letters of credit and surety bonds relate to various operational matters, including insurance, bid and performance bonds, as well as other items. Letters of credit in the amount of $5.0 million are collateral in support of surety bonds and these amounts would only be drawn under the letter of credit in the event the associated surety bonds were funded and the Company did not honor its reimbursement obligation to the issuers.

In addition, as of December 31, 2011, the Company had outstanding bank guarantees of $56.2 million. Bank guarantees in the amount of $4.3 million are backed by cash collateral.

NOTE 8 — RELATED PARTY TRANSACTIONS

The Company records net amounts due to or from Clear Channel Communications as “Due from/to Clear Channel Communications” on the consolidated balance sheets. The accounts represent the revolving promissory note issued by the Company to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to the Company in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances. The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand. Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, the Company maintains collection bank accounts swept daily into accounts of Clear Channel Communications (after satisfying the funding requirements of the Trustee Account). In return, Clear Channel Communications funds the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment. The Company’s claim in relation to cash transferred from its concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account.

At December 31, 2011 and 2010, the asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet was $656.0 million and $383.8 million, respectively. At December 31, 2011, the fixed interest rate on the “Due from Clear Channel Communications” account was 9.25%. The net interest income for the years ended December 31, 2011, 2010 and 2009 was $45.5 million, $19.5 million and $0.7 million, respectively. At December 31, 2011, the Company had no borrowings under the revolving promissory note to Clear Channel Communications. For so long as Clear Channel Communications maintains significant control over the Company, a deterioration in the financial condition of Clear Channel Communications could have the effect of increasing the Company’s borrowing costs or impairing the Company’s access to capital markets. As of December 31, 2011, Clear Channel Communications had $1.2 billion recorded as “Cash and cash equivalents” on its consolidated balance sheets.

Clear Channel Communications has a $1.9 billion multi-currency revolving credit facility with a maturity in July 2014 which includes a $145.0 million sub-limit that certain of the Company’s International subsidiaries may borrow against to the extent Clear Channel Communications has not already borrowed against this capacity and is compliance with its covenants under the credit facility. The obligations of these International subsidiaries that are borrowers under the revolving credit facility will be guaranteed by certain of the Company’s material wholly-owned subsidiaries, and secured by substantially all assets of such borrowers and guarantors, subject to permitted liens and other exceptions. The interest rate on outstanding balances under the new credit facility is equal to an applicable margin plus, at Clear Channel Communications’ option, either (i) a base rate determined by reference to the higher of (A) the prime lending rate publicly announced by the administrative agent and (B) the Federal funds effective rate

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

from time to time plus 0.50%, or (ii) a Eurocurrency rate determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margin percentage is 2.40% in the case of base rate loans, and 3.40% in the case of Eurocurrency rate loans, subject to adjustment based upon Clear Channel Communications’ leverage ratio. This facility is further disclosed in Note 6. As of December 31, 2011, the Company had no outstanding borrowings under the $145.0 million sub-limit facility. Clear Channel Communications had borrowed the entire sub-limit capacity as of December 31, 2011.

The Company provides advertising space on its billboards for radio stations owned by Clear Channel Communications. For the years ended December 31, 2011, 2010 and 2009, the Company recorded $4.1 million, $4.2 million and $2.8 million in revenue for these advertisements, respectively.

Under the Corporate Services Agreement between Clear Channel Communications and the Company, Clear Channel Communications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) certain executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services. These services are charged to the Company based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For the years ended December 31, 2011, 2010 and 2009, the Company recorded $26.4 million, $38.1 million and $28.5 million as a component of corporate expense for these services, respectively.

Pursuant to the Tax Matters Agreement between Clear Channel Communications and the Company, the operations of the Company are included in a consolidated U.S. Federal income tax return filed by Clear Channel Communications. The Company’s provision for income taxes has been computed on the basis that the Company files separate consolidated U.S. Federal income tax returns with its subsidiaries. Tax payments are made to Clear Channel Communications on the basis of the Company’s separate taxable income. Tax benefits recognized on the Company’s employee stock option exercises are retained by the Company.

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

Pursuant to the Employee Matters Agreement, the Company’s employees participate in Clear Channel Communications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan. These costs are recorded as a component of selling, general and administrative expenses and were approximately $12.1 million, $10.3 million and $9.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock Purchases

On August 9, 2010, Clear Channel Communications announced that its board of directors approved a stock purchase program under which Clear Channel Communications or its subsidiaries may purchase up to an aggregate of $100 million of the Company’s Class A common stock. The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at Clear Channel Communications’ discretion. During 2011, CC Finco, a subsidiary of Clear Channel Communications, purchased 1,553,971 shares of the Company’s Class A common stock through open market purchases for approximately $16.4 million.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 — INCOME TAXES

The operations of the Company are included in a consolidated U.S. Federal income tax return filed by Clear Channel Communications for pre-merger periods and CC Media Holdings for the post-merger periods. However, for financial reporting purposes, the Company’s provision for income taxes has been computed on the basis that the Company files separate consolidated U.S. Federal income tax returns with its subsidiaries.

Significant components of the provision for income tax benefit (expense) are as follows:

	September 30	September 30	September 30
(In thousands)	Years Ended December 31,
	2011	2010	2009
Current — Federal	$(340)	$6,600	$38,067
Current — foreign	(50,285)	(40,720)	(14,907)
Current — state	5,936	(1,841)	(6,391)

Total current	(44,689)	(35,961)	16,769
Deferred — Federal	(8,986)	21,134	88,972
Deferred — foreign	13,708	(3,859)	30,398
Deferred — state	(3,329)	(2,913)	12,971

Total deferred	1,393	14,362	132,341

Income tax benefit (expense)	$(43,296)	$(21,599)	$149,110

For the year ended December 31, 2011 the Company recorded current tax expense of $44.7 million as compared to $36.0 million for the 2010 year. The change in current tax was due primarily to an increase in income before income taxes for the Company. This was partially offset by the effects of the settlement of U.S. Federal and state tax examinations that resulted in a net reduction of current tax expense during the year.

Deferred tax benefits decreased $13.0 million for the year ended December 31, 2011 compared to 2010, primarily due to a decrease in Federal tax losses in 2011. In addition, in 2010 a valuation allowance of $13.6 million was recorded against deferred tax assets related to capital allowances in foreign jurisdictions due to the uncertainty of the ability to realize those assets in future periods.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2011 and 2010 are as follows:

	000000000	000000000
(In thousands)	2011	2010
Deferred tax liabilities:
Intangibles and fixed assets	$904,870	$839,409
Foreign	40,404	52,202
Investments in nonconsolidated affiliates	—	222
Equity in Earnings	131	—
Other investments	4,740	13,305

Total deferred tax liabilities	950,145	905,138

Deferred tax assets:
Accrued expenses	3,641	9,224
Equity in earnings	—	66
Investments in nonconsolidated affiliates	143	—
Deferred income	14	47
Net operating loss carryforwards	113,300	66,270
Bad debt reserves	1,883	1,913
Other	16,166	13,480

Total deferred tax assets	135,147	91,000
Less: Valuation Allowance	10,323	13,580

Net deferred tax assets	124,824	77,420

Net deferred tax liabilities	825,321	827,718
Less: current portion	(2,389)	850

Long-term net deferred tax liabilities	822,932	$828,568

At December 31, 2011, the Company had recorded net operating loss carryforwards (tax effected) for federal and state income tax purposes of $113.3 million, expiring in various amounts through 2031. The Company expects to realize the benefits of the majority of net operating losses based on its expectations as to future taxable income from deferred tax liabilities that reverse in the relevant carryforward period and therefore the Company has not recorded a valuation allowance against those losses.

At December 31, 2011 and 2010, net deferred tax assets include a deferred tax asset of $15.9 million and $13.5 million, respectively, relating to stock-based compensation expense under ASC 718-10, Compensation—Stock Compensation. Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date. Accordingly, there can be no assurance that the stock price of the Company’s Common Stock will rise to levels sufficient to realize the entire deferred tax benefit currently reflected in our balance sheet. See Note 10 for additional discussion of ASC 718-10.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The reconciliation of income tax computed at the U.S. Federal statutory tax rates to income tax benefit (expense) is:

	000000000	000000000	000000000
(In thousands)	Years Ended December 31,
	2011	2010	2009
Income tax benefit (expense) at statutory rates	$(37,280)	$19,187	$357,576
State income taxes, net of Federal tax benefit	2,607	(4,754)	6,580
Foreign taxes	(3,617)	(31,098)	(92,929)
Nondeductible items	(550)	(500)	(405)
Tax contingencies	(2,360)	1,142	2,901
Impairment charge	—	—	(113,712)
Other, net	(2,096)	(5,576)	(10,901)

Income tax benefit (expense)	$(43,296)	$(21,599)	$149,110

During 2011, the Company recorded tax expense of approximately $43.3 million. The 2011 income tax expense and 40.6% effective tax rate were impacted primarily by the Company’s inability to benefit losses in certain foreign jurisdictions as well as additional tax expense recorded for interest on uncertain tax positions. The effects of the items mentioned above were partially offset by a reduction in tax expense recorded during 2011 related to the settlement of U.S. Federal and state tax examinations during the year. Foreign income before income taxes was approximately $94.2 million for 2011.

All tax liabilities owed by the Company are paid by the Company or on behalf of the Company by Clear Channel Communications through an operating account that represents net amounts due to or from Clear Channel Communications.

The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense. The total amount of interest accrued at December 31, 2011 and 2010, was $8.8 million and $11.4 million, respectively. The total amount of unrecognized tax benefits and accrued interest and penalties at December 31, 2011 and 2010, was $48.9 million and $54.2 million, respectively, of which $42.1 million and $46.6 million is included in “Other long-term liabilities” and $1.6 million and $2.9 million is included in “Accrued Expenses” on the Company’s consolidated balance sheet. In addition, $5.2 million and $4.7 million of unrecognized tax benefits are recorded net with the Company’s deferred tax assets for its net operating losses as opposed to being recorded in “Other long-term liabilities” at December 31, 2011 and 2010, respectively. The total amount of unrecognized tax benefits at December 31, 2011 and 2010 that, if recognized, would impact the effective income tax rate is $36.7 million and $41.4 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	Years Ended December 31,
	2011	2010
Balance at beginning of period	$42,807	$47,568
Increases due to tax positions taken in the current year	3,303	2,540
Increases due to tax positions taken in previous years	3,415	6,265
Decreases due to tax positions taken in previous years	(7,833)	(6,594)
Decreases due to settlements with taxing authorities	(1,559)	(1,879)
Decreases due to lapse of statute of limitations	(55)	(5,093)

Balance at end of period	$40,078	$42,807

Pursuant to the Tax Matters Agreement between Clear Channel Communications and the Company, the operations of the Company are included in a consolidated U.S. Federal income tax return filed by Clear Channel Communications. In addition, the Company and its subsidiaries file income tax returns in various state and foreign jurisdictions. During 2011, the Company settled several state tax examinations. As a result of the settlements, the Company paid $1.6 million in additional tax and reversed the excess liabilities related to the settled tax years.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During 2010, the Company reached a settlement with the Internal Revenue Service (“IRS”) related to the tax years 2005 and 2006. As a result of the settlement the Company paid approximately $1.0 million, inclusive of interest, to the IRS and reversed the excess liabilities related to the effectively settled tax years. The IRS is currently auditing Clear Channel Communications’ and the Company’s 2007 and pre-merger 2008 tax year and CC Media Holdings’ and the Company’s post-merger 2008 tax year. In addition, the Company effectively settled several state and foreign tax examinations during 2010 that resulted in a reduction to our net tax liabilities to reflect the tax benefits of the settlements. Substantially all material state, local and foreign income tax matters have been concluded for the years through 2003.

NOTE 10 — SHAREHOLDERS’ EQUITY

Stock Options

The Company has granted options to purchase shares of its Class A common stock to employees and directors of the Company and its affiliates under its equity incentive plan at no less than the fair value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates. These options vest solely on continued service over a period of up to five years. The equity incentive plan contains anti-dilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization.

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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on historical volatility on the Company’s stock over the expected life of the options. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant:

	Years Ended December 31,
	2011	2010	2009
Expected volatility	57%	58%	58%
Expected life in years	6.3	5.5 – 7.0	5.5 – 7.0
Risk-free interest rate	1.26% – 2.75%	1.38% – 3.31%	2.31% – 3.25%
Dividend yield	0%	0%	0%

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents a summary of the Company’s stock options outstanding at and stock option activity during the year ended December 31, 2011 (“Price” reflects the weighted average exercise price per share):

(In thousands, except per share data)	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2011	9,041	$15.55
Granted (a)	1,908	14.69
Exercised (b)	(220)	6.39
Forfeited	(834)	11.71
Expired	(904)	24.08

Outstanding, December 31, 2011	8,991	15.10	6.0 years	$14,615

Exercisable	4,998	17.64	4.3 years	$5,725
Expected to Vest	3,638	11.88	8.2 years	$8,320

(a)	The weighted average grant date fair value of the Company’s options granted during the years ended December 31, 2011, 2010 and 2009 was $8.30, $5.65 and $3.38 per share, respectively.

(b)	Cash received from option exercises during the years ended December 31, 2011 and 2010 was $1.4 million and $0.9 million, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2011 and 2010 was $1.5 million and $1.1 million, respectively. No options were exercised during the year ended December 31, 2009.

A summary of the Company’s unvested options at and changes during the year ended December 31, 2011 is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Unvested, January 1, 2011	4,389	$5.31
Granted	1,908	8.30
Vested (a)	(1,470)	5.59
Forfeited	(834)	6.15

Unvested, December 31, 2011	3,993	6.41

(a)	The total fair value of the options vested during the years ended December 31, 2011, 2010 and 2009 was $8.2 million, $15.9 million and $9.9 million, respectively.

Restricted Stock Awards

The Company has also granted both restricted stock and restricted stock unit awards to its employees and affiliates under its equity incentive plan. The restricted stock awards represent shares of Class A common stock that hold a legend which restricts their transferability for a term of up to five years. The restricted stock units represent the right to receive shares upon vesting, which is generally over a period of up to five years. Both restricted stock awards and restricted stock units are forfeited, except in certain circumstances, in the event the employee terminates his or her employment or relationship with the Company prior to the lapse of the restriction.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents a summary of the Company’s restricted stock and restricted stock units outstanding at and activity during the year ended December 31, 2011 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2011	180	$15.36
Granted	—
Vested (restriction lapsed)	(88)	19.44
Forfeited	(9)	29.03

Outstanding, December 31, 2011	83	8.69

Share-Based Compensation Cost

The share based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. The following table presents the amount of share based compensation recorded during the years ended December 31, 2011, 2010 and 2009:

	00000000	00000000	00000000
(In thousands)	Years Ended December 31,
	2011	2010	2009
Direct operating expenses	$7,927	$8,756	$7,612
Selling, general and administrative expenses	2,839	3,197	2,777
Corporate expenses	147	384	1,715

Total share-based compensation expense	$10,913	$12,337	$12,104

The tax benefit related to the share-based compensation expense for the years ended December 31, 2011, 2010, and 2009 was $4.3 million, $4.8 million, and $4.7 million, respectively.

As of December 31, 2011, there was $18.6 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately three years.

Reconciliation of Earnings (Loss) per Share

(In thousands, except per share data)	Years Ended December 31,
	2011	2010	2009
NUMERATOR:
Net income (loss) attributable to the Company – common shares	$42,946	$(87,523)	$(868,189)
Less: Participating securities dividends	2,972	5,916	6,799

Net income (loss) attributable to the Company per common share – basic and diluted	$39,974	$(93,439)	$(874,988)

DENOMINATOR:
Weighted average common shares outstanding – basic	355,907	355,568	355,377
Effect of dilutive securities:
Stock options and restricted stock awards (1)	621	—	—

Weighted average common shares outstanding – diluted	356,528	355,568	355,377

Net income (loss) attributable to the Company per common share:
Basic	$0.11	$(0.26)	$(2.46)
Diluted	$0.11	$(0.26)	$(2.46)

(1)	6.0 million, 5.2 million, and 6.7 million stock options were outstanding at December 31, 2011, 2010 and 2009, respectively, that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive as the respective options’ strike price was greater than the current market price of the shares.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 — EMPLOYEE STOCK AND SAVINGS PLANS

The Company’s U.S. employees are eligible to participate in various 401(k) savings and other plans provided by Clear Channel Communications for the purpose of providing retirement benefits for substantially all employees. Under these plans, a Company employee can make pre-tax contributions and the Company will match 50% of the employee’s first 5% of pay contributed to the plan. Employees vest in these Company matching contributions based upon their years of service to the Company. Contributions to these plans of $2.3 million, $1.9 million and $0.8 million for the years ended December 31, 2011, 2010 and 2009, respectively, were recorded as a component of operating expenses. The Company suspended the matching contribution as of April 30, 2009 and reinstated the matching contribution effective April 1, 2010 retroactive to January 1, 2010.

In addition, employees in the Company’s International segment participate in retirement plans administered by the Company which are not part of the 401(k) savings and other plans sponsored by Clear Channel Communications. Contributions to these plans of $12.1 million, $15.8 million and $17.8 million for the years ended December 31, 2011, 2010 and 2009, respectively, were recorded as a component of operating expenses.

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

NOTE 12 — OTHER INFORMATION

The following table discloses the components of “Other income (expense)” for the years ended December 31, 2011, 2010 and 2009, respectively:

	0000000	0000000	0000000
(In thousands)	Years Ended December 31,
	2011	2010	2009
Foreign exchange gain (loss)	$796	$(6,014)	$(4,207)
Other	(1,445)	679	(5,161)

Total other income (expense) — net	$(649)	$(5,335)	$(9,368)

The following table discloses the components of “Other current assets” as of December 31, 2011 and 2010, respectively:

	0000000	0000000
(In thousands)	As of December 31,
	2011	2010
Deferred loan costs	$7,653	$7,653
Inventory	18,895	20,698
Deferred tax asset	—	850
Deposits	14,715	30,533
Other receivables	10,682	14,899
Other	18,988	16,336

Total other current assets	$70,933	$90,969

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table discloses the components of “Other long-term liabilities” as of December 31, 2011 and 2010, respectively:

	000000000	000000000
(In thousands)	As of December 31,
	2011	2010
Unrecognized tax benefits	$42,096	$46,648
Asset retirement obligation	47,534	48,263
Employee related liabilities	40,145	34,551
Deferred rent	68,048	45,021
Redeemable noncontrolling interest	57,855	57,765
Other	26,262	19,625

Total other long-term liabilities	$281,940	$251,873

The following table discloses the components of “Accumulated other comprehensive loss,” net of tax, as of December 31, 2011 and 2010, respectively:

	000000000	000000000
(In thousands)	As of December 31,
	2011	2010
Cumulative currency translation adjustment	$(247,025)	$(207,481)
Cumulative unrealized gain (loss) on investments	37	42

Total accumulated other comprehensive loss	$(246,988)	$(207,439)

NOTE 13 — SEGMENT DATA

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the Company’s operating segment results for the years ended December 31, 2011, 2010 and 2009:

	000000000	000000000	000000000	000000000
(In thousands)	Americas	International	Corporate and other reconciling items	Consolidated
Year Ended December 31, 2011
Revenue	$1,336,592	$1,667,282	$—	$3,003,874
Direct operating expenses	607,210	1,031,591	—	1,638,801
Selling, general and administrative expenses	225,217	315,655	—	540,872
Depreciation and amortization	222,554	208,410	1,071	432,035
Impairment charges	—	—	7,614	7,614
Corporate expenses	—	—	90,205	90,205
Other operating expense – net	—	—	8,591	8,591

Operating income (loss)	$281,611	$111,626	$(90,299)	$302,938

Segment assets	$4,036,584	$2,015,687	$1,035,914	$7,088,185
Capital expenditures	$132,771	$159,973	$—	$292,744
Share-based compensation expense	$7,601	$3,165	$147	$10,913

Year Ended December 31, 2010
Revenue	$1,290,014	$1,507,980	$—	$2,797,994
Direct operating expenses	588,592	971,380	—	1,559,972
Selling, general and administrative expenses	218,776	275,880	—	494,656
Depreciation and amortization	209,127	204,461	—	413,588
Impairment charges	—	—	11,493	11,493
Corporate expenses	—	—	107,596	107,596
Other operating expense – net	—	—	(23,753)	(23,753)

Operating income (loss)	$273,519	$56,259	$(142,842)	$186,936

Segment assets	$4,578,130	$2,059,892	$438,543	$7,076,565
Capital expenditures	$96,720	$98,553	$—	$195,273
Share-based compensation expense	$9,207	$2,746	$384	$12,337

Year Ended December 31, 2009
Revenue	$1,238,171	$1,459,853	$—	$2,698,024
Direct operating expenses	608,078	1,017,005	—	1,625,083
Selling, general and administrative expenses	202,196	282,208	—	484,404
Depreciation and amortization	210,280	229,367	—	439,647
Impairment charges	—	—	890,737	890,737
Corporate expenses	—	—	65,247	65,247
Other operating expense – net	—	—	(8,231)	(8,231)

Operating income (loss)	$217,617	$(68,727)	$(964,215)	$(815,325)

Segment assets	$4,722,975	$2,216,691	$252,756	$7,192,422
Capital expenditures	$84,440	$91,513	$—	$175,953
Share-based compensation expense	$7,977	$2,412	$1,715	$12,104

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenue of $1.8 billion, $1.6 billion and $1.6 billion derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2011, 2010 and 2009, respectively. Revenue of $1.2 billion, $1.2 billion and $1.1 billion derived from the Company’s U.S. operations are included in the data above for the years ended December 31, 2011, 2010 and 2009, respectively.

Identifiable long-lived assets of $796.3 million, $801.1 million and $862.1 million derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2011, 2010 and 2009, respectively. Identifiable long-lived assets of $1.5 billion, $1.5 billion and $1.6 billion derived from the Company’s U.S. operations are included in the data above for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 14 — QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
Revenue	$650,214	$608,768	$789,208	$701,407	$748,450	$695,086	$816,002	$792,733
Operating expenses:
Direct operating expenses	391,380	378,886	415,472	385,884	408,132	380,619	423,817	414,583
Selling, general and administrative expenses	123,180	111,357	142,937	130,692	131,915	115,224	142,840	137,383
Corporate expenses	21,983	20,772	23,038	23,757	22,303	26,197	22,881	36,870
Depreciation and amortization	102,330	101,709	105,600	105,299	114,934	103,833	109,171	102,747
Impairment charges	—	—	—	—	—	—	7,614	11,493
Other operating income (expense) — net	4,802	1,018	4,300	1,720	37	(27,672)	(548)	1,181

Operating income (loss)	16,143	(2,938)	106,461	57,495	71,203	41,541	109,131	90,838
Interest expense	60,983	58,318	60,803	60,395	61,809	60,276	58,840	60,464
Interest income on Due from Clear Channel Communications	9,053	3,413	10,518	3,806	12,215	4,800	13,673	7,441
Loss on marketable securities	—	—	—	—	—	—	(4,827)	(6,490)
Equity in earnings (loss) of nonconsolidated affiliates	(71)	(803)	673	4	1,038	(663)	4,389	(8,474)
Other income (expense) — net	3,111	(837)	(277)	(4,155)	(1,859)	1,545	(1,624)	(1,888)

Income (loss) before income taxes	(32,747)	(59,483)	56,572	(3,245)	20,788	(13,053)	61,902	20,963
Income tax benefit (expense)	22,355	10,704	(22,360)	741	(11,002)	(18,829)	(32,289)	(14,215)

Consolidated net income (loss)	(10,392)	(48,779)	34,212	(2,504)	9,786	(31,882)	29,613	6,748
Less amount attributable to noncontrolling interest	(851)	(997)	7,517	6,623	6,573	3,012	7,034	2,468

Net income (loss) attributable to the Company	$(9,541)	$(47,782)	$26,695	$(9,127)	$3,213	$(34,894)	$22,579	$4,280

Net income (loss) per common share:
Basic	$(0.03)	$(0.14)	$0.07	$(0.03)	$0.01	$(0.10)	$0.06	$0.00
Diluted	$(0.03)	$(0.14)	$0.07	$(0.03)	$0.01	$(0.10)	$0.06	$0.00

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15 — GUARANTOR SUBSIDIARIES

The Company and certain of the Company’s direct and indirect wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guaranteed on a joint and several basis certain of the outstanding indebtedness of CCWH (the “Subsidiary Issuer”). The following consolidating schedules present financial information on a combined basis in conformity with the SEC’s Regulation S-X Rule 3-10(d):

	000000000	000000000	000000000	000000000	000000000	000000000
(In thousands)	December 31, 2011
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$325,696	$—	$—	$249,448	$(32,489)	$542,655
Accounts receivable, net	—	—	232,834	474,796	—	707,630
Intercompany receivables	—	183,310	1,435,881	—	(1,619,191)	—
Prepaid expenses	1,980	—	72,268	58,262	—	132,510
Other current assets	32	—	7,358	63,543	—	70,933

Total Current Assets	327,708	183,310	1,748,341	846,049	(1,651,680)	1,453,728
Property, plant and equipment, net	—	—	1,448,078	798,632	—	2,246,710
Definite-lived intangibles, net	—	—	378,515	240,011	—	618,526
Indefinite-lived intangibles	—	—	1,090,597	15,107	—	1,105,704
Goodwill	—	—	571,932	285,261	—	857,193
Due from Clear Channel Communications	656,040	—	—	—	—	656,040
Intercompany notes receivable	182,026	2,774,175	—	17,832	(2,974,033)	—
Other assets	2,775,720	786,783	1,475,709	61,309	(4,949,237)	150,284

Total Assets	$3,941,494	$3,744,268	$6,713,172	$2,264,201	$(9,574,950)	$7,088,185

Accounts payable	$—	$—	$39,151	$101,569	$(32,489)	$108,231
Accrued expenses	144	1,134	97,075	400,613	—	498,966
Intercompany accounts payable	1,424,937	—	183,310	10,944	(1,619,191)	—
Deferred income	—	—	34,217	55,763	—	89,980
Current portion of long-term debt	—	—	31	23,775	—	23,806

Total Current Liabilities	1,425,081	1,134	353,784	592,664	(1,651,680)	720,983
Long-term debt	—	2,500,000	1,265	20,838	—	2,522,103
Intercompany notes payable	7,491	—	2,692,644	273,898	(2,974,033)	—
Other long-term liabilities	—	1,204	118,650	162,086	—	281,940
Deferred tax liability	225	(137)	771,105	51,739	—	822,932
Total shareholders’ equity	2,508,697	1,242,067	2,775,724	1,162,976	(4,949,237)	2,740,227

Total Liabilities and Shareholders’ Equity	$3,941,494	$3,744,268	$6,713,172	$2,264,201	$(9,574,950)	$7,088,185

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	000000000	000000000	000000000	000000000	000000000	000000000
(In thousands)	December 31, 2010
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$426,742	$—	$—	$203,789	$(6,513)	$624,018
Accounts receivable, net	—	—	250,552	484,563	—	735,115
Intercompany receivables	—	116,624	1,261,437	5,781	(1,383,842)	—
Prepaid expenses	1,537	—	43,116	55,738	—	100,391
Other current assets	—	—	10,205	80,764	—	90,969

Total Current Assets	428,279	116,624	1,565,310	830,635	(1,390,355)	1,550,493
Property, plant and equipment, net	—	—	1,493,640	804,084	—	2,297,724
Definite-lived intangibles, net	—	—	400,012	305,206	—	705,218
Indefinite-lived intangibles	—	—	1,098,958	15,455	—	1,114,413
Goodwill	—	—	571,932	290,310	—	862,242
Due from Clear Channel Communications	383,778	—	—	—	—	383,778
Intercompany notes receivable	182,026	2,590,955	9,243	17,832	(2,800,056)	—
Other assets	2,773,305	1,034,182	1,492,337	62,319	(5,199,446)	162,697

Total Assets	$3,767,388	$3,741,761	$6,631,432	$2,325,841	$(9,389,857)	$7,076,565

Accounts payable	$—	$—	$12,688	$94,365	$(6,513)	$100,540
Accrued expenses	(26)	165	116,085	406,821	—	523,045
Intercompany accounts payable	1,261,437	—	122,405	—	(1,383,842)	—
Deferred income	—	—	38,264	62,411	—	100,675
Current portion of long-term debt	—	—	—	41,676	—	41,676

Total Current Liabilities	1,261,411	165	289,442	605,273	(1,390,355)	765,936
Long-term debt	—	2,500,000	—	22,133	—	2,522,133
Intercompany notes payable	7,491	—	2,701,610	90,955	(2,800,056)	—
Other long-term liabilities	—	1,108	105,482	145,283	—	251,873
Deferred tax liability	225	—	761,593	66,750	—	828,568
Total shareholders’ equity	2,498,261	1,240,488	2,773,305	1,395,447	(5,199,446)	2,708,055

Total Liabilities and Shareholders’ Equity	$3,767,388	$3,741,761	$6,631,432	$2,325,841	$(9,389,857)	$7,076,565

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	000000000	000000000	000000000	000000000	000000000	000000000
(In thousands)	Year Ended December 31, 2011
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$1,161,584	$1,842,290	$—	$3,003,874
Operating expenses:
Direct operating expenses	—	—	509,036	1,129,765	—	1,638,801
Selling, general and administrative expenses	—	—	186,563	354,309	—	540,872
Corporate expenses	11,913	—	47,379	30,913	—	90,205
Depreciation and amortization	—	—	207,416	224,619	—	432,035
Impairment charge	—	—	6,468	1,146	—	7,614
Other operating income (expense) – net	—	—	9,326	(735)	—	8,591

Operating income (loss)	(11,913)	—	214,048	100,803	—	302,938
Interest expense	35	231,251	6,688	4,461	—	242,435
Interest income on Due from Clear Channel Communications	—	—	45,459	—	—	45,459
Intercompany interest income	14,008	231,606	—	981	(246,595)	—
Intercompany interest expense	492	—	245,537	566	(246,595)	—
Loss on marketable securities	—	—	—	(4,827)	—	(4,827)
Equity in earnings (loss) of nonconsolidated affiliates	41,964	33,104	39,556	5,704	(114,299)	6,029
Other income (expense) – net	—	(374)	257	(532)	—	(649)

Income (loss) before income taxes	43,532	33,085	47,095	97,102	(114,299)	106,515
Income tax benefit (expense)	(586)	(1,004)	(5,131)	(36,575)	—	(43,296)

Consolidated net income (loss)	42,946	32,081	41,964	60,527	(114,299)	63,219
Less amount attributable to noncontrolling interest	—	—	—	20,273	—	20,273

Net income (loss) attributable to the Company	$42,946	$32,081	$41,964	$40,254	$(114,299)	$42,946
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	1,048	(30,849)	—	(29,801)
Foreign currency reclassification adjustment	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	(4,834)	—	—	(4,834)
Reclassification adjustment for realized loss on marketable securities included in net income (loss)	—	—	3,787	—	—	3,787
Equity in subsidiary comprehensive income	(39,766)	(26,382)	(39,766)	—	105,914	—

Comprehensive income (loss)	3,180	5,699	2,199	9,405	(8,385)	12,098
Less amount attributable to noncontrolling interest	—	(1)	1	8,918	—	8,918

Comprehensive income (loss) attributable to the Company	$3,180	$5,700	$2,198	$487	$(8,385)	$3,180

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	000000000	000000000	000000000	000000000	000000000	000000000
(In thousands)	Year Ended December 31, 2010
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$1,125,243	$1,672,751	$—	$2,797,994
Operating expenses:
Direct operating expenses	—	—	498,452	1,061,520	—	1,559,972
Selling, general and administrative expenses	—	—	184,674	309,982	—	494,656
Corporate expenses	13,407	451	66,390	27,348	—	107,596
Depreciation and amortization	—	—	193,973	219,615	—	413,588
Impairment charge	—	—	9,351	2,142	—	11,493
Other operating income (expense) – net	—	—	(13,244)	(10,509)	—	(23,753)

Operating income (loss)	(13,407)	(451)	159,159	41,635	—	186,936
Interest expense	447	230,687	4,312	4,007	—	239,453
Interest income on Due from Clear Channel Communications	—	—	19,460	—	—	19,460
Intercompany interest income	14,062	231,680	—	987	(246,729)	—
Intercompany interest expense	484	—	244,422	1,823	(246,729)	—
Loss on marketable securities	—	—	—	(6,490)	—	(6,490)
Equity in earnings (loss) of nonconsolidated affiliates	(87,351)	(26,733)	(26,899)	(9,753)	140,800	(9,936)
Other income (expense) – net	—	—	(16,266)	10,931	—	(5,335)

Income (loss) before income taxes	(87,627)	(26,191)	(113,280)	31,480	140,800	(54,818)
Income tax benefit (expense)	104	515	25,929	(48,147)	—	(21,599)

Consolidated net income (loss)	(87,523)	(25,676)	(87,351)	(16,667)	140,800	(76,417)
Less amount attributable to noncontrolling interest	—	—	—	11,106	—	11,106

Net income (loss) attributable to the Company	$(87,523)	$(25,676)	$(87,351)	$(27,773)	$140,800	$(87,523)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	3,720	—	12,517	—	16,237
Foreign currency reclassification adjustment	—	—	—	3,437	—	3,437
Unrealized loss on marketable securities	—	—	—	(7,809)	—	(7,809)
Reclassification adjustment for realized loss on marketable securities included in net income (loss)	—	—	—	6,490	—	6,490
Equity in subsidiary comprehensive income	10,738	(318)	10,738	—	(21,158)	—

Comprehensive income (loss)	(76,785)	(22,274)	(76,613)	(13,138)	119,642	(69,168)
Less amount attributable to noncontrolling interest	—	—	—	7,617	—	7,617

Comprehensive income (loss) attributable to the Company	$(76,785)	$(22,274)	$(76,613)	$(20,755)	$119,642	$(76,785)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	000000000	000000000	000000000	000000000	000000000	000000000
(In thousands)	Year Ended December 31, 2009
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$1,102,716	$1,595,308	$—	$2,698,024
Operating expenses:
Direct operating expenses	—	—	534,423	1,090,660	—	1,625,083
Selling, general and administrative expenses	—	—	172,818	311,586	—	484,404
Corporate expenses	13,859	—	36,403	14,985	—	65,247
Depreciation and amortization	—	—	195,439	244,208	—	439,647
Impairment charge	—	—	696,500	194,237	—	890,737
Other operating income (expense) – net	—	—	(11,807)	3,576	—	(8,231)

Operating income (loss)	(13,859)	—	(544,674)	(256,792)	—	(815,325)
Interest expense	410	5,702	143,570	5,237	—	154,919
Interest income on Due from Clear Channel Communications	—	—	724	—	—	724
Intercompany interest income	10,729	7,198	1,086	1,225	(20,238)	—
Intercompany interest expense	860	—	16,751	2,627	(20,238)	—
Loss on marketable securities	—	—	—	(11,315)	—	(11,315)
Equity in earnings (loss) of nonconsolidated affiliates	(864,323)	(233,027)	(287,430)	(30,928)	1,384,266	(31,442)
Other income (expense) – net	(1,683)	—	(2,806)	(4,879)	—	(9,368)

Income (loss) before income taxes	(870,406)	(231,531)	(993,421)	(310,553)	1,384,266	(1,021,645)
Income tax benefit (expense)	2,217	(2,742)	129,481	20,154	—	149,110

Consolidated net income (loss)	(868,189)	(234,273)	(863,940)	(290,399)	1,384,266	(872,535)
Less amount attributable to noncontrolling interest	—	—	—	(4,346)	—	(4,346)

Net income (loss) attributable to the Company	$(868,189)	$(234,273)	$(863,940)	$(286,053)	$1,384,266	$(868,189)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(286)	—	118,918	—	118,632
Foreign currency reclassification adjustment	—	—	—	(523)	—	(523)
Unrealized loss on marketable securities	—	—	—	(9,971)	—	(9,971)
Reclassification adjustment for realized loss on marketable securities included in net income (loss)	—	—	—	11,315	—	11,315
Equity in subsidiary comprehensive income	111,403	79,329	111,403	—	(302,135)	—

Comprehensive income (loss)	(756,786)	(155,230)	(752,537)	(166,314)	1,082,131	(748,736)
Less amount attributable to noncontrolling interest	—	—	—	8,050	—	8,050

Comprehensive income (loss) attributable to the Company	$(756,786)	$(155,230)	$(752,537)	$(174,364)	$1,082,131	$(756,786)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	000000000	000000000	000000000	000000000	000000000	000000000
(In thousands)	Year Ended December 31, 2011
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$42,946	$32,081	$41,964	$60,527	$(114,299)	$63,219

Reconciling items:
Impairment charges	—	—	6,468	1,146	—	7,614
Depreciation and amortization	—	—	207,416	224,619	—	432,035
Deferred taxes	—	(137)	12,409	(13,665)	—	(1,393)
Provision for doubtful accounts	—	—	1,351	4,626	—	5,977
Share-based compensation	—	—	7,748	3,165	—	10,913
(Gain) loss on sale of operating assets	—	—	(9,326)	735	—	(8,591)
Loss on marketable securities	—	—	—	4,827	—	4,827
Other reconciling items – net	(41,964)	(32,730)	(32,051)	(5,230)	114,299	2,324
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	—	—	16,301	(472)	—	15,829
Decrease (increase) in Federal income taxes receivable	—	—	—	—	—	—
Increase (decrease) in accrued expenses	—	96	(56,716)	21,318	—	(35,302)
Increase (decrease) in accounts payable and other liabilities	—	—	74,887	—	(25,976)	48,911
Decrease in deferred income	—	—	(3,564)	(6,648)	—	(10,212)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(661)	969	(23,750)	4,509	—	(18,933)

Net cash provided by (used for) operating activities	321	279	243,137	299,457	(25,976)	517,218
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(121,305)	(169,745)	—	(291,050)
Proceeds from disposal of assets	—	—	8,746	4,137	—	12,883
Purchases of other operating assets	—	—	(14,203)	(591)	—	(14,794)
Purchases of businesses	—	—	—	(13,179)	—	(13,179)
Equity contributions to subsidiaries	—	—	(199)	—	199	—
Decrease (increase) in intercompany notes receivable – net	—	66,780	—	—	(66,780)	—
Dividends from subsidiaries	—	—	704	—	(704)	—
Change in other – net	—	—	(289)	7,495	—	7,206

Net cash provided by (used for) investing activities	—	66,780	(126,546)	(171,883)	(67,285)	(298,934)
Cash flows from financing activities:
Draws on credit facilities	—	—	—	—	—	—
Payments on credit facilities	—	—	(397)	(3,754)	—	(4,151)
Proceeds from long-term debt	—	—	—	5,012	—	5,012
Payments on long-term debt	—	—	—	(20,099)	—	(20,099)
Net transfers to Clear Channel Communications	(272,262)	—	—	—	—	(272,262)
Intercompany funding	169,805	(67,059)	(116,390)	13,644	—	—
Increase (decrease) in intercompany notes payable – net	—	—	277	(67,057)	66,780	—
Deferred finance charges	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(704)	704	—
Equity contributions from parent	—	—	—	199	(199)	—
Purchases of noncontrolling interests	—	—	—	(4,682)	—	(4,682)
Change in other – net	1,090	—	(81)	(3,571)	—	(2,562)

Net cash provided by (used for) financing activities	(101,367)	(67,059)	(116,591)	(81,012)	67,285	(298,744)
Effect of exchange rate changes on cash	—	—	—	(903)	—	(903)

Net increase (decrease) in cash and cash equivalents	(101,046)	—	—	45,659	(25,976)	(81,363)

Cash and cash equivalents at beginning of period	426,742	—	—	203,789	(6,513)	624,018

Cash and cash equivalents at end of period	$325,696	$—	$—	$249,448	$(32,489)	$542,655

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	000000000	000000000	000000000	000000000	000000000	000000000
(In thousands)	Year Ended December 31, 2010
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(87,523)	$(25,676)	$(87,351)	$(16,667)	$140,800	$(76,417)

Reconciling items:
Impairment charges	—	—	9,351	2,142	—	11,493
Depreciation and amortization	—	—	193,973	219,615	—	413,588
Deferred taxes	—	—	(15,158)	796	—	(14,362)
Provision for doubtful accounts	—	—	2,284	6,584	—	8,868
Share-based compensation	—	—	9,591	2,746	—	12,337
Loss on sale of operating assets	—	—	13,244	10,509	—	23,753
Loss on marketable securities	—	—	—	6,490	—	6,490
Other reconciling items – net	87,351	30,453	30,522	17,982	(140,800)	25,508
Changes in operating assets and liabilities:
Increase in accounts receivable	—	—	(23,460)	(23,653)	—	(47,113)
Decrease (increase) in Federal income taxes receivable	774	(1,502)	50,136	1,550	—	50,958
Increase in accrued expenses	—	—	34,146	11,457	—	45,603
Increase (decrease) in accounts payable and other liabilities	—	(117)	12,370	(15,633)	8,500	5,120
Increase (decrease) in deferred income	—	—	232	(7,277)	—	(7,045)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	815	(267)	10,652	55,236	—	66,436

Net cash provided by operating activities	1,417	2,891	240,532	271,877	8,500	525,217
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(90,702)	(104,571)	—	(195,273)
Proceeds from disposal of assets	—	—	6,501	1,252	—	7,753
Purchases of other operating assets	—	—	(1,765)	(76)	—	(1,841)
Purchases of businesses	—	—	—	—	—	—
Equity contributions to subsidiaries	—	—	(331)	—	331	—
Decrease (increase) in intercompany notes receivable – net	—	109,045	—	404	(109,449)	—
Dividends from subsidiaries	—	—	107	—	(107)	—
Change in other – net	—	—	(1,797)	(7,547)	—	(9,344)

Net cash provided by (used for) investing activities	—	109,045	(87,987)	(110,538)	(109,225)	(198,705)
Cash flows from financing activities:
Draws on credit facilities	—	—	—	4,670	—	4,670
Payments on credit facilities	—	—	(78)	(47,017)	—	(47,095)
Proceeds from long-term debt	—	—	—	6,844	—	6,844
Payments on long-term debt	—	—	—	(13,212)	—	(13,212)
Net transfers to Clear Channel Communications	(260,470)	—	—	—	—	(260,470)
Intercompany funding	238,892	(111,936)	(152,193)	25,237	—	—
Increase (decrease) in intercompany notes payable –net	(130)	—	(274)	(109,045)	109,449	—
Deferred finance charges	—	—	—	—	—	—
Dividends declared and paid	—	—	—	(107)	107	—
Equity contributions from parent	—	—	—	331	(331)	—
Purchases of noncontrolling interests	—	—	—	—	—	—
Change in other – net	915	—	—	(6,115)	—	(5,200)

Net cash provided by (used for) financing activities	(20,793)	(111,936)	(152,545)	(138,414)	109,225	(314,463)

Effect of exchange rate changes on cash	—	—	—	2,533	—	2,533

Net increase (decrease) in cash and cash equivalents	(19,376)	—	—	25,458	8,500	14,582

Cash and cash equivalents at beginning of period	446,118	—	—	178,331	(15,013)	609,436

Cash and cash equivalents at end of period	$426,742	$—	$—	$203,789	$(6,513)	$624,018

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	000000000	000000000	000000000	000000000	000000000	000000000
(In thousands)	Year Ended December 31, 2009
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(868,189)	$(234,273)	$(863,940)	$(290,399)	$1,384,266	$(872,535)

Reconciling items:
Impairment charges	—	—	696,500	194,237	—	890,737
Depreciation and amortization	—	—	195,439	244,208	—	439,647
Deferred taxes	224	—	(99,644)	(32,921)	—	(132,341)
Provision for doubtful accounts	—	—	2,605	14,975	—	17,580
Share-based compensation	—	—	9,692	2,412	—	12,104
(Gain) loss on sale of operating assets	—	—	11,807	(3,576)	—	8,231
Loss on marketable securities	—	—	—	11,315	—	11,315
Other reconciling items – net	863,766	232,741	289,432	35,426	(1,384,266)	37,099
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	—	—	(87)	68,089	—	68,002
Decrease (increase) in Federal income taxes receivable	—	—	—	—	—	—
Increase (decrease) in accrued expenses	—	—	(6,761)	15,425	—	8,664
Increase (decrease) in accounts payable and other liabilities	—	225	40,161	(22,280)	(15,013)	3,093
Decrease in deferred income	—	—	(1,641)	(346)	—	(1,987)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(1,977)	992	(30,405)	(16,955)	—	(48,345)

Net cash provided by (used for) operating activities	(6,176)	(315)	243,158	219,610	(15,013)	441,264
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(79,523)	(96,430)	—	(175,953)
Proceeds from disposal of assets	—	—	6,682	11,462	—	18,144
Purchases of other operating assets	—	—	(5,032)	99	—	(4,933)
Purchases of businesses	—	—	—	—	—	—
Equity contributions to subsidiaries	(500,000)	—	(58)	—	500,058	—
Decrease (increase) in intercompany notes receivable – net	—	(2,500,000)	—	4,663	2,495,337	—
Dividends from subsidiaries	—	—	17,028	—	(17,028)	—
Change in other – net	2,132	—	(3,282)	1,028	—	(122)

Net cash provided by (used for) investing activities	(497,868)	(2,500,000)	(64,185)	(79,178)	2,978,367	(162,864)
Cash flows from financing activities:
Draws on credit facilities	—	—	—	7,125	—	7,125
Payments on credit facilities	—	—	(1,052)	(2,312)	—	(3,364)
Proceeds from long-term debt	—	2,500,000	—	—	—	2,500,000
Payments on long-term debt	—	—	(2,500,000)	(5,913)	—	(2,505,913)
Net transfers to Clear Channel Communications	319,401	—		—	—	319,401
Intercompany funding	638,011	315	(605,268)	(33,058)	—	—
Increase (decrease) in intercompany notes payable – net	(7,140)	—	2,502,477	—	(2,495,337)	—
Deferred finance charges	—	—	(60,330)	—	—	(60,330)
Dividends declared and paid	—	—	—	(17,028)	17,028	—
Equity contributions from parent	—	—	500,000	58	(500,058)	—
Purchases of noncontrolling interests	—	—	—	(25,153)	—	(25,153)
Change in other – net	(110)	—	—	—	—	(110)

Net cash provided by (used for) financing activities	950,162	2,500,315	(164,173)	(76,281)	(2,978,367)	231,656

Effect of exchange rate changes on cash	—	—	—	4,568	—	4,568

Net increase (decrease) in cash and cash equivalents	446,118	—	14,800	68,719	(15,013)	514,624

Cash and cash equivalents at beginning of period	—	—	(14,800)	109,612	—	94,812

Cash and cash equivalents at end of period	$446,118	$—	$—	$178,331	$(15,013)	$609,436

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2011, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Clear Channel Outdoor Holdings, Inc.

We have audited Clear Channel Outdoor Holdings, Inc.’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, the related consolidated statements of comprehensive income (loss), changes in shareholders’ equity, and cash flows of the Company for each of the three years in the period ended December 31, 2011 and our report dated February 21, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

February 21, 2012

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

All other information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders (the “Definitive Proxy Statement”), which we expect to file with the SEC within 120 days after our fiscal year end.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements.

The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets as of December 31, 2011 and 2010.

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009.

Notes to Consolidated Financial Statements.

(a)2. Financial Statement Schedule.

The following financial statement schedule for the years ended December 31, 2011, 2010 and 2009 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(In thousands)

Description	Balance at Beginning of Period	Charges to Costs, Expenses and Other	Write-off of Accounts Receivable	Other (1)	Balance at End of Period

Year ended December 31, 2009	$48,600	$17,580	$14,760	$(350)	$51,070

Year ended December 31, 2010	$51,070	$8,773	$11,373	$562	$49,032

Year ended December 31, 2011	$49,032	$5,977	$13,530	$(129)	$41,350

(1) Primarily foreign currency adjustments.

Deferred Tax Asset Valuation Allowance

(In thousands)

Description	Balance at beginning of period	Charges to costs, expenses and other (1)	Balance at end of period

Year ended December 31, 2010	$—	$13,580	$13,580
Year ended December 31, 2011	$13,580	$(3,257)	$10,323

(1)	During 2010, the Company recorded a valuation allowance on certain capital allowance deferred tax assets due to the uncertainty of the ability to utilize those assets in future periods. During 2011, the Company adjusted certain valuation allowances as a result of changes in tax rates in certain jurisdictions and changes to the net deferred tax liabilities.

(a)3. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

3.2	Amended and Restated Bylaws of Clear Channel Outdoor Holdings, Inc. as amended (Incorporated by reference to Exhibit 3.2 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2007).

4.1	Form of Specimen Class A Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-1 (File No. 333-127375) filed October 25, 2005).

4.2	Indenture with respect to 9.25% Series A Senior Notes due 2017, dated as of December 23, 2009, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., U.S. Bank National Association and the guarantors party thereto (Incorporated by reference to Exhibit 4.3 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

4.3	Indenture with respect to 9.25% Series B Senior Notes due 2017, dated as of December 23, 2009, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., U.S. Bank National Association and the guarantors party thereto (Incorporated by reference to Exhibit 4.4 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.1	Series A Senior Notes Proceeds Loan Agreement, dated as of December 23, 2009, by and between Clear Channel Worldwide Holdings, Inc. and Clear Channel Outdoor, Inc. (Incorporated by reference to Exhibit 10.43 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.2	Series B Senior Notes Proceeds Loan Agreement, dated as of December 23, 2009, by and between Clear Channel Worldwide Holdings, Inc. and Clear Channel Outdoor, Inc. (Incorporated by reference to Exhibit 10.44 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.3+	Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc. (as the successor-in-interest to BT Triple Crown Merger Co., Inc. following the effectiveness of the Merger), the subsidiary co-borrowers and foreign subsidiary revolving borrowers party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.15 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.4	Amendment No. 1, dated as of July 9, 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc., the subsidiary co-borrowers and foreign subsidiary revolving borrowers party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.10 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

Exhibit Number	Description
10.5	Amendment No. 2, dated as of July 28, 2008, to the Credit Agreement, dated as of May 13, 2008, by and among Clear Channel Communications, Inc., the subsidiary co-borrowers and foreign subsidiary revolving borrowers party thereto, Clear Channel Capital I, LLC, the lenders party thereto, Citibank, N.A., as Administrative Agent, and the other agents party thereto (Incorporated by reference to Exhibit 10.11 to the CC Media Holdings, Inc. Current Report on Form 8-K filed July 30, 2008).

10.6	Amendment and Restatement Agreement, dated as of February 15, 2011, to the Credit Agreement, dated as of May 13, 2008, among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, the subsidiary co-borrowers and foreign subsidiary borrowers named therein, Citibank, N.A., as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on February 18, 2011).

10.7	Amended and Restated Credit Agreement, dated as of February 23, 2011, by and among Clear Channel Communications, Inc., the subsidiary co-borrowers and foreign subsidiary revolving borrowers party thereto, Clear Channel Capital I, LLC, Citibank, N.A., as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on February 24, 2011).

10.8	Revolving Promissory Note dated November 10, 2005 payable by Clear Channel Outdoor Holdings, Inc. to Clear Channel Communications, Inc. in the original principal amount of $1,000,000,000 (Incorporated by reference to Exhibit 10.7 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.9	First Amendment, dated as of December 23, 2009, to the Revolving Promissory Note, dated as of November 10, 2005, by Clear Channel Outdoor Holdings, Inc., as Maker, to Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.25 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.10	Revolving Promissory Note dated November 10, 2005 payable by Clear Channel Communications, Inc. to Clear Channel Outdoor Holdings, Inc. in the original principal amount of $1,000,000,000 (Incorporated by reference to Exhibit 10.8 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.11	First Amendment, dated as of December 23, 2009, to the Revolving Promissory Note, dated as of November 10, 2005, by Clear Channel Communications, Inc., as Maker, to Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.24 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.12	Senior Unsecured Term Promissory Note dated August 2, 2005 in the original principal amount of $2.5 billion (Incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-1 (File No. 333-127375) filed September 26, 2005).

10.13	First Amendment to Senior Unsecured Term Promissory Note dated October 7, 2005 (Incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-1 (File No. 333-127375) filed October 14, 2005).

Exhibit Number	Description
10.14	Master Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.15	Registration Rights Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.16	Corporate Services Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Management Services, L.P. (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.17	Tax Matters Agreement dated November 10, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.4 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.18	Employee Matters Agreement dated November 10, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.5 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.19	Amended and Restated License Agreement dated November 10, 2005 between Clear Channel Identity, L.P. and Outdoor Management Services, Inc. (Incorporated by reference to Exhibit 10.6 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.20§	Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan, as amended and restated (the “CCOH Stock Incentive Plan”) (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed April 30, 2007).

10.21§	First Form of Option Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-130229) filed December 9, 2005).

10.22§	Form of Option Agreement under the CCOH Stock Incentive Plan (approved February 21, 2011) (Incorporated by reference to Exhibit 10.33 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.23§	Form of Restricted Stock Award Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-130229) filed December 9, 2005).

10.24§	Form of Restricted Stock Unit Award Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.16 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.25§	2006 Annual Incentive Plan of Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed April 30, 2007).

Exhibit Number	Description

10.26§	Relocation Policy - Chief Executive Officer and Direct Reports (Guaranteed Purchase Offer) (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed October 21, 2010).

10.27§	Relocation Policy - Chief Executive Officer and Direct Reports (Buyer Value Option) (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed October 21, 2010).

10.28§	Relocation Policy - Function Head Direct Reports (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed October 21, 2010).

10.29§	Form of Independent Director Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed June 3, 2009).

10.30§	Form of Affiliate Director Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed June 3, 2009).

10.31§	Contract of Employment between C. William Eccleshare and Clear Channel Outdoor Ltd dated August 31, 2009 (Incorporated by reference to Exhibit 10.23 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.32§	Contract of Employment between Jonathan Bevan and Clear Channel Outdoor Ltd dated October 30, 2009 (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed December 11, 2009).

10.33§	Employment Agreement, dated as of December 10, 2009, between Ronald Cooper and Clear Channel Outdoor, Inc. (Incorporated by reference to Exhibit 10.25 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.34§	Severance Agreement and General Release, dated January 20, 2012, between Ronald Cooper and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.54 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.35§	Employment Agreement, dated as of July 19, 2010, by and among Joseph Bagan and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.36§	Employment Agreement, dated as of October 2, 2011, between Robert Pittman and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.37§	Employment Agreement, dated as of December 15, 2009, between Tom Casey and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed January 5, 2010).

10.38§	Employment Agreement, dated as of January 1, 2010, between Robert H. Walls, Jr., and Clear Channel Management Services, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed January 5, 2010).

Exhibit Number	Description
10.39§	Amended and Restated Employment Agreement, dated as of December 22, 2009, by and among Randall T. Mays, Clear Channel Communications, Inc. and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.39 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.40§	Amended and Restated Employment Agreement, dated June 23, 2010, by and among Mark P. Mays, CC Media Holdings, Inc., and Clear Channel Communications, Inc., as successor to BT Triple Crown Merger Co., Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed June 24, 2010).

10.41§	Form of Stock Option Agreement under the CCOH Stock Incentive Plan, dated September 17, 2009, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.34 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.42§	Form of Amended and Restated Stock Option Agreement under the CCOH Stock Incentive Plan, dated as of August 11, 2011, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on August 12, 2011).

10.43§	Form of Stock Option Agreement under the CCOH Stock Incentive Plan, dated December 13, 2010, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.35 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.44§	Form of Restricted Stock Unit Agreement under the CCOH Stock Incentive Plan, dated December 20, 2010, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.36 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

11*	Statement re: Computation of Per Share Earnings (Loss).

21*	Subsidiaries.

23*	Consent of Ernst & Young LLP.

24*	Power of Attorney (included on signature page).

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	Interactive Data Files.

*	Filed herewith.
**	This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
***	In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
§	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.
+	This Exhibit was filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of the Exhibit have been omitted and have been marked by the following symbol: [**].

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1034, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2012.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

By: /s/ C. William Eccleshare

       C. William Eccleshare

       Chief Executive Officer

Power of Attorney

Each person whose signature appears below authorizes C. William Eccleshare, Thomas W. Casey and Scott D. Hamilton, or any one of them, each of whom may act without joinder of the others, to execute in the name of each such person who is then an officer or director of the Registrant and to file any amendments to this Annual Report on Form 10-K necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ C. William Eccleshare
C. William Eccleshare	Chief Executive Officer (Principal Executive Officer)	February 21, 2012

/s/ Thomas W. Casey	Executive Vice President and Chief Financial Officer
Thomas W. Casey	(Principal Financial Officer)	February 21, 2012

/s/ Scott D. Hamilton	Senior Vice President, Chief Accounting Officer and	February 21, 2012
Scott D. Hamilton	Assistant Secretary (Principal Accounting Officer)

/s/ Robert W. Pittman
Robert W. Pittman	Executive Chairman and Director	February 21, 2012

/s/ James C. Carlisle
James C. Carlisle	Director	February 21, 2012

/s/ Blair E. Hendrix
Blair E. Hendrix	Director	February 21, 2012

/s/ Douglas L. Jacobs
Douglas L. Jacobs	Director	February 21, 2012

Name	Title	Date

/s/ Daniel G. Jones
Daniel G. Jones	Director	February 21, 2012

/s/ Mark P. Mays
Mark P. Mays	Director	February 21, 2012

/s/ Thomas R. Shepherd
Thomas R. Shepherd	Director	February 21, 2012

/s/ Christopher M. Temple
Christopher M. Temple	Director	February 21, 2012

/s/ Dale W. Tremblay
Dale W. Tremblay	Director	February 21, 2012

/s/ Scott R. Wells
Scott R. Wells	Director	February 21, 2012