Form 10-Q
period 2012-03-31
Clear Channel Outdoor Holdings, Inc.
filed 2012-05-04
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

Large accelerated filer   ☐    Accelerated filer  ☒     Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Class A Common Stock, $.01 par value	41,928,677
Class B Common Stock, $.01 par value	315,000,000

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	March 31,
	2012	December 31,
	(Unaudited)	2011
CURRENT ASSETS
Cash and cash equivalents	$534,754	$542,655
Accounts receivable, net	653,749	702,091
Other current assets	233,018	208,982

Total Current Assets	1,421,521	1,453,728

PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,944,443	1,950,437
Other property, plant and equipment, net	300,565	296,273

INTANGIBLE ASSETS AND GOODWILL
Definite-lived intangibles, net	606,194	618,526
Indefinite-lived intangibles	1,107,110	1,105,704
Goodwill	866,373	857,193

OTHER ASSETS
Due from Clear Channel Communications	702,831	656,040
Other assets	183,391	150,284

Total Assets	$7,132,428	$7,088,185

CURRENT LIABILITIES
Accounts payable and accrued expenses	$587,318	$607,197
Deferred income	142,775	89,980
Current portion of long-term debt	23,489	23,806

Total Current Liabilities	753,582	720,983

Long-term debt	4,721,584	2,522,103
Deferred tax liability	807,185	822,932
Other long-term liabilities	290,815	281,940
Commitments and contingent liabilities (Note 6)

SHAREHOLDERS’ EQUITY
Noncontrolling interest	229,487	231,530
Class A common stock	419	411
Class B common stock	3,150	3,150
Additional paid-in capital	4,515,388	6,684,497
Retained deficit	(3,975,273)	(3,931,403)
Accumulated other comprehensive loss	(212,936)	(246,988)
Cost of shares held in treasury	(973)	(970)

Total Shareholders’ Equity	559,262	2,740,227

Total Liabilities and Shareholders’ Equity	$7,132,428	$7,088,185

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands, except per share data)	Three Months Ended March 31,
	2012	2011
Revenue	$651,283	$650,214
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	394,053	391,380
Selling, general and administrative expenses (excludes depreciation and amortization)	153,149	123,180
Corporate expenses (excludes depreciation and amortization)	24,310	21,983
Depreciation and amortization	92,337	102,330
Other operating income – net	4,003	4,802

Operating income (loss)	(8,563)	16,143

Interest expense	67,831	60,983
Interest income on Due from Clear Channel Communications	15,980	9,053
Equity in earnings (loss) of nonconsolidated affiliates	421	(71)
Other income (expense) – net	(494)	3,111

Loss before income taxes	(60,487)	(32,747)
Income tax benefit	15,294	22,355

Consolidated net loss	(45,193)	(10,392)
Less amount attributable to noncontrolling interest	(1,323)	(851)

Net loss attributable to the Company	$(43,870)	$(9,541)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	33,511	38,019
Unrealized gain on marketable securities	289	2,469
Reclassification adjustment	63	89

Other comprehensive income	33,863	40,577

Comprehensive income (loss)	(10,007)	31,036
Less amount attributable to noncontrolling interest	(189)	2,302

Comprehensive income (loss) attributable to the Company	$(9,818)	$28,734

Net loss attributable to the Company:
Basic	$(0.14)	$(0.03)
Weighted average common shares outstanding – Basic	356,363	355,793
Diluted	$(0.14)	$(0.03)
Weighted average common shares outstanding – Diluted	356,363	355,793

Dividends declared per share	$6.08	$—

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Consolidated net loss	$(45,193)	$(10,392)

Reconciling items:
Depreciation and amortization	92,337	102,330
Deferred taxes	(15,481)	(19,494)
Provision for doubtful accounts	1,820	2,304
Other reconciling items – net	932	(3,010)
Changes in operating assets and liabilities:
Decrease in accounts receivable	59,336	40,296
Increase in deferred income	50,808	48,203
Decrease in accrued expenses	(30,351)	(69,977)
Decrease in accounts payable and other liabilities	(6,348)	(4,926)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(12,482)	(45,871)

Net cash provided by operating activities	95,378	39,463

Cash flows from investing activities:
Purchases of property, plant and equipment	(55,990)	(46,361)
Purchases of other operating assets	(1,367)	(2,116)
Change in other – net	4,837	4,863

Net cash used for investing activities	(52,520)	(43,614)

Cash flows from financing activities:
Draws on credit facilities	992	—
Payments on credit facilities	—	(1,851)
Proceeds from long-term debt	2,200,000	—
Payments on long-term debt	(2,890)	(2,519)
Net transfers to Clear Channel Communications	(46,791)	(25,090)
Dividends paid	(2,170,396)	—
Change in other – net	(35,031)	(2,830)

Net cash used for financing activities	(54,116)	(32,290)

Effect of exchange rate changes on cash	3,357	3,985

Net decrease in cash and cash equivalents	(7,901)	(32,456)

Cash and cash equivalents at beginning of period	542,655	624,018

Cash and cash equivalents at end of period	$534,754	$591,562

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

Preparation of Interim Financial Statements

The accompanying consolidated financial statements were prepared by Clear Channel Outdoor Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company and its subsidiaries and give effect to allocations of expenses from the Company’s indirect parent entity, Clear Channel Communications, Inc. (“Clear Channel Communications”). These allocations were made on a specifically identifiable basis or using relative percentages of headcount or other methods management considered to be a reasonable reflection of the utilization of services provided. Also included in the consolidated financial statements are entities for which the Company has a controlling financial interest or is the primary beneficiary. Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the Company are accounted for under the equity method. All significant intercompany transactions are eliminated in the consolidation process. Certain prior-period amounts have been reclassified to conform to the 2012 presentation.

During the first quarter of 2012, and in connection with the appointment of the Company’s new chief executive officer, the Company reevaluated its segment reporting and determined that its Latin American operations were more appropriately aligned with the operations of its International segment. As a result, the operations of Latin America are no longer reflected within the Company’s Americas segment and are currently included in the results of its International segment. Accordingly, the Company has restated the corresponding segment disclosures for prior periods.

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at March 31, 2012 and December 31, 2011, respectively:

(In thousands)	March 31,	December 31,
	2012	2011
Land, buildings and improvements	$207,379	$204,543
Structures	2,841,035	2,783,434
Furniture and other equipment	117,053	111,481
Construction in progress	65,858	57,504

	3,231,325	3,156,962
Less: accumulated depreciation	986,317	910,252

Property, plant and equipment, net	$2,245,008	$2,246,710

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at March 31, 2012 and December 31, 2011, respectively:

(In thousands)	March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other contractual rights	$786,624	$356,247	$773,238	$329,563
Other	177,823	2,006	176,779	1,928

Total	$964,447	$358,253	$950,017	$331,491

Total amortization expense related to definite-lived intangible assets for the three months ended March 31, 2012 and 2011 was $17.3 million and $23.0 million, respectively.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets.

(In thousands)
2013	$73,439
2014	68,717
2015	52,191
2016	40,549
2017	27,605

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

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments.

(In thousands)	Americas	International	Total
Balance as of December 31, 2010	$571,932	$290,310	$862,242
Foreign currency	—	(6,898)	(6,898)
Impairment	—	(1,146)	(1,146)
Acquisitions	—	2,995	2,995

Balance as of December 31, 2011	$571,932	$285,261	$857,193
Foreign currency	—	9,180	9,180

Balance as of March 31, 2012	$571,932	$294,441	$866,373

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 3 – LONG-TERM DEBT

Long-term debt at March 31, 2012 and December 31, 2011 consisted of the following:

(In thousands)	March 31,	December 31,
	2012	2011
Clear Channel Worldwide Holdings Senior Notes:
9.25% Series A Senior Notes Due 2017	$500,000	$500,000
9.25% Series B Senior Notes Due 2017	2,000,000	2,000,000
Clear Channel Worldwide Holdings Senior Subordinated Notes:
7.625% Series A Senior Subordinated Notes Due 2020	275,000	—
7.625% Series B Senior Subordinated Notes Due 2020	1,925,000	—
Other debt	45,073	45,909

Total debt	4,745,073	2,545,909
Less: current portion	23,489	23,806

Total long-term debt	$4,721,584	$2,522,103

The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $4.9 billion and $2.7 billion at March 31, 2012 and December 31, 2011, respectively.

Clear Channel Worldwide Holdings Senior Subordinated Notes Issuance

During the first quarter of 2012, the Company’s wholly-owned subsidiary, Clear Channel Worldwide Holdings, Inc. (“CCWH”) issued $275 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A Subordinated Notes”) and $1,925 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B Subordinated Notes” and collectively with the Series A Subordinated Notes, the “Subordinated Notes”). Interest on the Subordinated Notes is payable to the trustee weekly in arrears and to the noteholders on March 15 and September 15 of each year, beginning on September 15, 2012.

The Subordinated Notes are CCWH’s senior subordinated obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Company, its wholly-owned subsidiary Clear Channel Outdoor, Inc. (“CCOI”), and certain of the Company’s other domestic subsidiaries (collectively, the “Guarantors”). The Subordinated Notes are unsecured senior subordinated obligations that rank junior to all of CCWH’s existing and future senior debt, including the CCWH senior notes, equally with any of CCWH’s existing and future senior subordinated debt and ahead of all of CCWH’s existing and future debt that expressly provides that it is subordinated to the Subordinated Notes. The guarantees of the Subordinated Notes rank junior to each Guarantor’s existing and future senior debt, including the CCWH senior notes, equally with each Guarantor’s existing and future senior subordinated debt and ahead of each Guarantor’s existing and future debt that expressly provides that it is subordinated to the guarantees of the Subordinated Notes.

The Series A Subordinated Notes were issued pursuant to an indenture, dated as of March 15, 2012 (the “Series A Subordinated Note Indenture”), among CCWH, the Company, CCOI and the other guarantors named therein (collectively with the Company and CCOI, the “Series A Subordinated Note Guarantors”) and U.S. Bank National Association, as trustee (the “Trustee”), and the Series B Subordinated Notes were issued pursuant to an indenture, dated as of March 15, 2012 (the “Series B Subordinated Note Indenture” and together with the Series A Subordinated Note Indenture, the “Subordinated Indentures”), among CCWH, the Company, CCOI and the other guarantors named therein (collectively with the Company and CCOI, the “Series B Subordinated Note Guarantors”) and the Trustee.

At any time prior to March 15, 2015, CCWH may redeem the Subordinated Notes, in whole or in part, at a price equal to 100% of the principal amount of the Subordinated Notes plus a “make-whole” premium, together with accrued and unpaid interest, if any, to the redemption date. CCWH may redeem the Subordinated Notes, in whole or in part, on or after March 15, 2015, at the redemption prices set forth in the applicable Subordinated Indenture plus accrued and unpaid interest to the redemption date. At any time on or before March 15, 2015, CCWH may elect to redeem up to 40% of the then outstanding aggregate principal amount of the Subordinated Notes at a redemption price equal to 107.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings. Notwithstanding the foregoing, neither the Company nor any of its subsidiaries is permitted to make any purchase of, or otherwise effectively cancel or retire any Series B Subordinated Notes if,

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

after giving effect thereto and, if applicable, any concurrent purchase of or other addition with respect to any Series A Subordinated Notes, the ratio of (a) the outstanding aggregate principal amount of the Series A Subordinated Notes to (b) the outstanding aggregate principal amount of the Series B Subordinated Notes shall be greater than 0.25, subject to certain exceptions.

The Series A Subordinated Note Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) engage in certain transactions with affiliates; (iii) create restrictions on dividends or other payments by the restricted subsidiaries; and (iv) merge, consolidate or sell substantially all of the Company’s or CCWH’s assets. The Series A Subordinated Note Indenture does not include limitations on dividends, stock redemptions or other distributions or investments or on asset sales. The Series B Subordinated Note Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) transfer or sell assets; (iv) engage in certain transactions with affiliates; (v) create restrictions on dividends or other payments by the restricted subsidiaries; and (vi) merge, consolidate or sell substantially all of the Company’s or CCWH’s assets. The Subordinated Indentures also provide for customary events of default.

The Company capitalized $39.9 million in fees and expenses associated with the Subordinated Notes offering and is amortizing them through interest expense over the life of the Subordinated Notes.

With the proceeds of the Subordinated Notes (net of the initial purchasers’ discount of $33 million), CCWH loaned an aggregate amount equal to $2,167 million to CCOI. CCOI paid all other fees and expenses of the offering using cash on hand and, with the proceeds of the loans, made a special cash dividend to the Company, which in turn made the special cash dividend (the “CCOH Dividend”) on March 15, 2012 in an amount equal to $6.0832 per share to its Class A and Class B stockholders of record at the close of business on March 12, 2012, including Clear Channel Holdings, Inc. (“Clear Channel Holdings”) and CC Finco, LLC (“CC Finco”), both wholly-owned subsidiaries of Clear Channel Communications.

Clear Channel Communications’ Debt Repayments

On March 15, 2012, using proceeds of the CCOH Dividend distributed to Clear Channel Holdings and CC Finco, together with cash on hand, Clear Channel Communications repaid indebtedness under its senior secured credit facilities in an aggregate amount equal to $1,925.7 million. As a result of the prepayment, the revolving credit commitments under Clear Channel Communications’ revolving credit facility were permanently reduced from $1.9 billion to $10.0 million and the sub-limit under which certain of the Company’s international subsidiaries may borrow (to the extent that Clear Channel Communications’ has not already borrowed against this capacity) was reduced from $145.0 million to $750 thousand. Clear Channel Communications had borrowed the entire sub-limit capacity as of March 31, 2012.

In connection with the Subordinated Notes issuance, Clear Channel Communications used cash on hand to prepay $170.5 million of additional indebtedness under its senior secured credit facilities in order to remain in compliance with its debt covenants.

NOTE 4 – SUPPLEMENTAL DISCLOSURES

Income tax benefit

The Company’s income tax benefit for the three months ended March 31, 2012 and 2011, respectively, consisted of the following components:

(In thousands)	Three Months Ended March 31,
	2012	2011
Current tax benefit (expense)	$(187)	$2,861
Deferred tax benefit	15,481	19,494

Income tax benefit	$15,294	$22,355

The effective tax rate is the provision for income taxes as a percent of income before income taxes. The effective tax rate for the three months ended March 31, 2012 was 25.3% compared to 68.3% for the three months ended March 31, 2011. The decrease in the effective tax benefit rate was primarily attributable to the Company’s ability to benefit from certain foreign tax loss carryforwards in 2011 due to taxable income in certain foreign jurisdictions where the loss carryforwards previously did not provide a benefit.

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

During the three months ended March 31, 2012 and 2011, cash paid for interest and income taxes, net of income tax refunds of $0.3 million and $0.2 million, respectively, was as follows:

(In thousands)	Three Months Ended March 31,
	2012	2011
Interest	$64,944	$58,691
Income taxes	$17,603	$13,055

NOTE 5 – FAIR VALUE MEASUREMENTS

The Company holds marketable equity securities classified in accordance with the provisions of ASC 320-10. These marketable equity securities are measured at fair value on each reporting date using quoted prices in active markets. Due to the fact that the inputs used to measure the marketable equity securities at fair value are observable, the Company has categorized the fair value measurements of the securities as Level 1 in accordance with ASC 820-10-35. The Company records its investments in these marketable equity securities on the balance sheet as “Other Assets.”

The cost, unrealized holding gains or losses, and fair value of the Company’s investments at March 31, 2012 and December 31, 2011 are as follows:

(In thousands)	March 31, 2012				December 31, 2011
Investments	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Available-for-sale	$3,188	$—	$366	$3,554	$3,188	$—	$74	$3,262

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

Although the Company is involved in a variety of legal proceedings in the ordinary course of business, a large portion of the Company’s litigation arises in the following contexts: commercial disputes; employment and benefits related claims; governmental fines; and tax disputes.

Brazil Litigation

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

L&C’s challenge in the administrative courts was unsuccessful at the first level, but successful at the second administrative level. The state taxing authority filed an appeal to the third and final administrative level, which required consideration by a full panel of 16 administrative law judges. On September 27, 2010, L&C received an unfavorable ruling at this final administrative level, which

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

concluded that the VAT applied. On December 15, 2011, a Special Chamber of the administrative court considered the reasonableness of the amount of the penalty assessed against L&C and significantly reduced the penalty. With the reduction, the amounts allegedly owed by L&C are approximately $8.8 million in taxes, approximately $4.4 million in penalties and approximately $20.1 million in interest (as of March 31, 2012 at an exchange rate of 0.547). On January 27, 2012, L&C filed a writ of mandamus in the 8th lower public treasury court in São Paulo, State of São Paulo, appealing the administrative court’s decision that the VAT applies. In April 2012, the court granted that writ and held that the VAT does not apply.

Klimes’ challenge was unsuccessful at the first level of the administrative courts, and denied at the second administrative level on or about September 24, 2009. On January 5, 2011, the administrative law judges at the third administrative level published a ruling that the VAT applies but significantly reduced the penalty assessed by the taxing authority. With the penalty reduction, the amounts allegedly owed by Klimes are approximately $9.9 million in taxes, approximately $4.9 million in penalties and approximately $22.1 million in interest (as of March 31, 2012 at an exchange rate of 0.547). In late February 2011, Klimes filed a writ of mandamus in the 13th lower public treasury court in São Paulo, State of São Paulo, appealing the administrative court’s decision that the VAT applies. On March 16, 2012, the court denied Klimes’ writ of mandamus. Klimes filed a motion for reconsideration, which the court denied on March 29, 2012, and a second motion for reconsideration, which the court denied on April 19, 2012.

On August 8, 2011, Brazil’s National Council of Fiscal Policy (CONFAZ) published a convenio authorizing sixteen states, including the State of São Paulo, to issue an amnesty that would reduce the principal amount of VAT allegedly owed and reduce or waive related interest and penalties. The State of São Paulo ratified the amnesty in late August 2011. Klimes and L&C believe that the State of São Paulo will publish an amnesty decree that mirrors the convenio. If the state publishes such a decree, Klimes and L&C intend to accept it by making the required payments.

The Company recorded legal expense of $18.5 million during the quarter ended March 31, 2012, which represents its best estimate of the probable costs for resolution of the Klimes and L&C claims as well as other litigation matters in Brazil.

Guarantees

As of March 31, 2012, the Company had $69.9 million in letters of credit outstanding, of which $67.5 million of letters of credit were cash secured. Additionally, as of March 31, 2012, Clear Channel Communications had outstanding commercial standby letters of credit and surety bonds of $17.4 million and $42.8 million, respectively, held on behalf of the Company. These letters of credit and surety bonds relate to various operational matters, including insurance, bid and performance bonds, as well as other items. Letters of credit in the amount of $5.0 million are collateral in support of surety bonds and these amounts would only be drawn under the letter of credit in the event the associated surety bonds were funded and the Company did not honor its reimbursement obligation to the issuers.

In addition, as of March 31, 2012, the Company had outstanding bank guarantees of $62.3 million related to international subsidiaries, of which $4.5 million were backed by cash collateral.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company records net amounts due to or from Clear Channel Communications as “Due from/to Clear Channel Communications” on the condensed consolidated balance sheets. The accounts represent the revolving promissory note issued by the Company to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to the Company, in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances. The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand or when they mature on December 15, 2017.

Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications. As a part of these services, the Company maintains collection bank accounts swept daily into accounts of Clear Channel Communications (after satisfying the funding requirements of the Trustee Account under the CCWH senior notes). In return, Clear Channel Communications funds the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment. The Company’s claim in relation to cash transferred from its concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account. At March 31, 2012 and December 31, 2011, the asset recorded in “Due from Clear Channel Communications” on the condensed consolidated balance sheets was $702.8 million and $656.0 million, respectively. At March 31, 2012, we had no borrowings under the revolving promissory note to Clear Channel Communications.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The net interest income for the three months ended March 31, 2012 and 2011 was $16.0 million and $9.1 million, respectively. At March 31, 2012 and December 31, 2011, the interest rate on the “Due from Clear Channel Communications” account was 9.25%, which represents the fixed interest rate on the CCWH senior notes.

Clear Channel Communications has a multi-currency revolving credit facility with a maturity in July 2014 which includes a sub-limit that certain of the Company’s International subsidiaries may borrow against to the extent Clear Channel Communications has not already borrowed against this capacity and is compliant with its covenants under the revolving credit facility. In connection with the Subordinated Notes issuance during the first quarter of 2012, Clear Channel Communications made mandatory prepayments under its senior secured credit facilities in an aggregate amount equal to $1,925.7 million. As a result of the prepayment, the revolving credit commitments under Clear Channel Communications’ revolving credit facility were permanently reduced from $1.9 billion to $10.0 million and the sub-limit under which certain of the Company’s international subsidiaries may borrow (to the extent that Clear Channel Communications’ has not already borrowed against this capacity) was reduced from $145.0 million to $750 thousand. As of March 31, 2012, the Company had no outstanding borrowings under the $750 thousand sub-limit facility. Clear Channel Communications had borrowed the entire sub-limit capacity as of March 31, 2012.

The Company provides advertising space on its billboards for radio stations owned by Clear Channel Communications. For the three months ended March 31, 2012 and 2011, the Company recorded $0.8 million and $0.9 million, respectively, in revenue for these advertisements.

Under the Corporate Services Agreement between Clear Channel Communications and the Company, Clear Channel Communications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) certain executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services. These services are charged to the Company based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis. For the three months ended March 31, 2012 and 2011, the Company recorded $6.6 million and $5.7 million, respectively, as a component of corporate expenses for these services.

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

Pursuant to the Employee Matters Agreement, the Company’s employees participate in Clear Channel Communications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan. These costs are recorded as a component of selling, general and administrative expenses and were approximately $2.9 million and $3.0 million for the three months ended March 31, 2012 and 2011, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 8 – EQUITY AND COMPREHENSIVE INCOME (LOSS)

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The following table shows the changes in equity attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2012	$2,508,697	$231,530	$2,740,227
Net loss	(43,870)	(1,323)	(45,193)
Dividend	(2,170,396)	—	(2,170,396)
Foreign currency translation adjustments	33,700	(189)	33,511
Unrealized holding gain on marketable securities	289	—	289
Reclassification adjustment	63	—	63
Other - net	1,292	(531)	761

Balances at March 31, 2012	$329,775	$229,487	$559,262

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2011	$2,498,261	$209,794	$2,708,055
Net loss	(9,541)	(851)	(10,392)
Foreign currency translation adjustments	35,717	2,302	38,019
Unrealized holding gain on marketable securities	2,469	—	2,469
Reclassification adjustment	89	—	89
Other - net	1,572	(880)	692

Balances at March 31, 2011	$2,528,567	$210,365	$2,738,932

During March 2012, the Company paid the CCOH Dividend, totaling $2,170.4 million, using proceeds from the Subordinated Notes issuance in addition to cash on hand. The CCOH Dividend was determined to represent a return of capital, or liquidating dividend, to the Company’s shareholders, which resulted in a reduction to “Additional paid-in capital.”

Also, in connection with the CCOH Dividend, all outstanding stock options and restricted stock units as of both March 16, 2012 and March 26, 2012 were modified pursuant to antidilutive provisions contained in the Company’s 2005 Equity Incentive Plan. The modification ensured that the intrinsic value of existing stock options and restricted stock units prior to the dividend payment did not decline due to the reduction the Company’s stock price that resulted from the dividend. The CCOH Dividend was determined to be an equity restructuring in accordance with ASC 718. No incremental compensation cost was or will be recognized as a result of this modification.

NOTE 9 – SEGMENT DATA

The Company has two reportable segments, which it believes best reflect how the Company is currently managed – Americas and International. The Americas segment consists of operations primarily in the United States and Canada, and the International segment primarily includes operations in Europe, Asia and Latin America. The Americas and International display inventory consists primarily of billboards, street furniture displays and transit displays. Corporate includes infrastructure and support including information technology, human resources, legal, finance and administrative functions of each of the Company’s operating segments, as well as overall executive, administrative and support functions. Share-based payments are recorded by each segment in direct operating and selling, general and administrative expenses.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

During the first quarter of 2012, the Company revised its segment reporting, as discussed in Note 1. The following table presents the Company’s reportable segment results for the three months ended March 31, 2012 and 2011:

(In thousands)	Americas	International	Corporate and other reconciling items	Consolidated

Three months ended March 31, 2012
Revenue	$280,151	$371,132	$—	$651,283
Direct operating expenses	144,410	249,643	—	394,053
Selling, general and administrative expenses	52,579	100,570	—	153,149
Depreciation and amortization	42,958	49,035	344	92,337
Corporate expenses	—	—	24,310	24,310
Other operating income - net	—	—	4,003	4,003

Operating income (loss)	$40,204	$(28,116)	$(20,651)	$(8,563)

Capital expenditures	$28,328	$27,662	$—	$55,990
Share-based compensation expense	$1,932	$1,209	$61	$3,202

(In thousands)	Americas	International	Corporate and other reconciling items	Consolidated

Three months ended March 31, 2011
Revenue	$269,701	$380,513	$—	$650,214
Direct operating expenses	135,950	255,430	—	391,380
Selling, general and administrative expenses	49,558	73,622	—	123,180
Depreciation and amortization	48,622	53,708	—	102,330
Corporate expenses	—	—	21,983	21,983
Other operating income - net	—	—	4,802	4,802

Operating income (loss)	$35,571	$(2,247)	$(17,181)	$16,143

Capital expenditures	$31,240	$15,121	$—	$46,361
Share-based compensation expense	$2,168	$903	$42	$3,113

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 10 – GUARANTOR SUBSIDIARIES

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

(In thousands)	As of March 31, 2012
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$287,458	$—	$—	$270,639	$(23,343)	$534,754
Accounts receivable, net of allowance	—	—	202,780	450,969	—	653,749
Intercompany receivables	—	184,268	1,442,605	—	(1,626,873)	—
Other current assets	3,200	4,125	83,412	142,281	—	233,018

Total Current Assets	290,658	188,393	1,728,797	863,889	(1,650,216)	1,421,521
Property, plant and equipment, net	—	—	1,436,748	808,260	—	2,245,008
Definite-lived intangibles, net	—	—	374,307	231,887	—	606,194
Indefinite-lived intangibles	—	—	1,091,661	15,449	—	1,107,110
Goodwill	—	—	571,932	294,441	—	866,373
Due from Clear Channel Communications	702,831	—	—	—	—	702,831
Intercompany notes receivable	182,026	4,941,175	—	17,832	(5,141,033)	—
Other assets	600,234	860,927	1,481,838	61,060	(2,820,668)	183,391

Total Assets	$1,775,749	$5,990,495	$6,685,283	$2,292,818	$(9,611,917)	$7,132,428

Accounts payable and accrued expenses	$987	$2,221	$113,923	$493,530	$(23,343)	$587,318
Intercompany payable	1,437,271	—	184,268	5,334	(1,626,873)	—
Deferred income	—	—	43,015	99,760	—	142,775
Current portion of long-term debt	—	—	35	23,454	—	23,489

Total Current Liabilities	1,438,258	2,221	341,241	622,078	(1,650,216)	753,582
Long-term debt	—	4,700,000	1,213	20,371	—	4,721,584
Intercompany notes payable	7,491	—	4,859,336	274,206	(5,141,033)	—
Deferred tax liability	225	(40)	758,874	48,126	—	807,185
Other long-term liabilities	—	870	124,385	165,560	—	290,815
Total shareholders’ equity	329,775	1,287,444	600,234	1,162,477	(2,820,668)	559,262

Total Liabilities and Shareholders’ Equity	$1,775,749	$5,990,495	$6,685,283	$2,292,818	$(9,611,917)	$7,132,428

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	As of December 31, 2011
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$325,696	$—	$—	$249,448	$(32,489)	$542,655
Accounts receivable, net of allowance	—	—	232,834	469,257	—	702,091
Intercompany receivables	—	183,310	1,435,881	—	(1,619,191)	—
Other current assets	2,012	—	79,626	127,344	—	208,982

Total Current Assets	327,708	183,310	1,748,341	846,049	(1,651,680)	1,453,728
Property, plant and equipment, net	—	—	1,448,078	798,632	—	2,246,710
Definite-lived intangibles, net	—	—	378,515	240,011	—	618,526
Indefinite-lived intangibles	—	—	1,090,597	15,107	—	1,105,704
Goodwill	—	—	571,932	285,261	—	857,193
Due from Clear Channel Communications	656,040	—	—	—	—	656,040
Intercompany notes receivable	182,026	2,774,175	—	17,832	(2,974,033)	—
Other assets	2,775,720	786,783	1,475,709	61,309	(4,949,237)	150,284

Total Assets	$3,941,494	$3,744,268	$6,713,172	$2,264,201	$(9,574,950)	$7,088,185

Accounts payable and accrued expenses	$144	$1,134	$136,226	$502,182	$(32,489)	$607,197
Intercompany payable	1,424,937	—	183,310	10,944	(1,619,191)	—
Deferred income	—	—	34,217	55,763	—	89,980
Current portion of long-term debt	—	—	31	23,775	—	23,806

Total Current Liabilities	1,425,081	1,134	353,784	592,664	(1,651,680)	720,983
Long-term debt	—	2,500,000	1,265	20,838	—	2,522,103
Intercompany notes payable	7,491	—	2,692,644	273,898	(2,974,033)	—
Deferred tax liability	225	(137)	771,105	51,739	—	822,932
Other long-term liabilities	—	1,204	118,650	162,086	—	281,940
Total shareholders’ equity	2,508,697	1,242,067	2,775,724	1,162,976	(4,949,237)	2,740,227

Total Liabilities and Shareholders’ Equity	$3,941,494	$3,744,268	$6,713,172	$2,264,201	$(9,574,950)	$7,088,185

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2012
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$260,473	$390,810	$—	$651,283
Operating expenses:					—
Direct operating expenses	—	—	130,358	263,695	—	394,053
Selling, general and administrative expenses	—	—	48,719	104,430	—	153,149
Corporate expenses	3,806	—	13,204	7,300	—	24,310
Depreciation and amortization	—	—	42,056	50,281	—	92,337
Other operating income (expense) – net	(116)	—	3,782	337	—	4,003

Operating income (loss)	(3,922)	—	29,918	(34,559)	—	(8,563)
Interest expense – net	(144)	64,975	2,096	904	—	67,831
Interest income on Due from Clear Channel Communications	—	—	15,980	—	—	15,980
Intercompany interest income	3,551	64,849	—	244	(68,644)	—
Intercompany interest expense	118	—	68,375	151	(68,644)	—
Equity in earnings (loss) of nonconsolidated affiliates	(42,538)	(24,105)	(24,811)	124	91,751	421
Other income (expense) – net	—	(106)	5	(393)	—	(494)

Income (loss) before income taxes	(42,883)	(24,337)	(49,379)	(35,639)	91,751	(60,487)
Income tax benefit (expense)	(987)	168	6,841	9,272	—	15,294

Consolidated net income (loss)	(43,870)	(24,169)	(42,538)	(26,367)	91,751	(45,193)
Less amount attributable to noncontrolling interest	—	—	—	(1,323)	—	(1,323)

Net income (loss) attributable to the Company	$(43,870)	$(24,169)	$(42,538)	$(25,044)	$91,751	$(43,870)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	(9)	33,520	—	33,511
Unrealized gain (loss) on marketable securities	—	—	(1)	290	—	289
Reclassification adjustment	—	—	—	63	—	63
Equity in subsidiary comprehensive income (loss)	34,052	50,722	34,062	—	(118,836)	—

Other comprehensive income (loss)	34,052	50,722	34,052	33,873	(118,836)	33,863

Comprehensive income (loss)	(9,818)	26,553	(8,486)	8,829	(27,085)	(10,007)
Less amount attributable to noncontrolling interest	—	—	—	(189)	—	(189)

Comprehensive income (loss) attributable to the Company	$(9,818)	$26,553	$(8,486)	$9,018	$(27,085)	$(9,818)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2011
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$249,369	$400,845	$—	$650,214
Operating expenses:					—
Direct operating expenses	—	—	121,587	269,793	—	391,380
Selling, general and administrative expenses	—	—	45,211	77,969	—	123,180
Corporate expenses	2,952	—	11,517	7,514	—	21,983
Depreciation and amortization	—	—	46,926	55,404	—	102,330
Other operating income – net	—	—	4,158	644	—	4,802

Operating income (loss)	(2,952)	—	28,286	(9,191)	—	16,143
Interest expense – net	61	57,813	1,833	1,276	—	60,983
Interest income on Due from Clear Channel Communications	—	—	9,053	—	—	9,053
Intercompany interest income	3,465	57,942	—	248	(61,655)	—
Intercompany interest expense	126	—	61,399	130	(61,655)	—
Equity in earnings (loss) of nonconsolidated affiliates	(9,745)	2,091	5,518	(72)	2,137	(71)
Other income (expense) – net	—	142	(54)	3,023	—	3,111

Income (loss) before income taxes	(9,419)	2,362	(20,429)	(7,398)	2,137	(32,747)
Income tax benefit (expense)	(122)	656	10,684	11,137	—	22,355

Consolidated net income (loss)	(9,541)	3,018	(9,745)	3,739	2,137	(10,392)
Less amount attributable to noncontrolling interest	—	—	—	(851)	—	(851)

Net income (loss) attributable to the Company	$(9,541)	$3,018	$(9,745)	$4,590	$2,137	$(9,541)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	38,019	—	38,019
Unrealized gain on marketable securities	—	—	—	2,469	—	2,469
Reclassification adjustment	—	—	—	89	—	89
Equity in subsidiary comprehensive income (loss)	38,275	35,919	38,275	—	(112,469)	—

Other comprehensive income (loss)	38,275	35,919	38,275	40,577	(112,469)	40,577

Comprehensive income (loss)	28,734	38,937	28,530	45,167	(110,332)	31,036
Less amount attributable to noncontrolling interest	—	—	—	2,302	—	2,302

Comprehensive income (loss) attributable to the Company	$28,734	$38,937	$28,530	$42,865	$(110,332)	$28,734

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2012
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(43,870)	$(24,169)	$(42,538)	$(26,367)	$91,751	$(45,193)

Reconciling items:
Depreciation and amortization	—	—	42,056	50,281	—	92,337
Deferred taxes	—	97	(11,353)	(4,225)	—	(15,481)
Provision for doubtful accounts	—	—	1,170	650	—	1,820
Other reconciling items – net	42,654	24,384	24,835	810	(91,751)	932
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	—	30,115	29,221	—	59,336
Increase in deferred income	—	—	6,811	43,997	—	50,808
Increase (decrease) in accrued expenses	843	1,087	(2,622)	(29,659)	—	(30,351)
Increase (decrease) in accounts payable and other liabilities	—	(439)	(13,472)	(1,583)	9,146	(6,348)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(1,189)	—	(2,784)	(8,509)	—	(12,482)

Net cash provided by (used for) operating activities	(1,562)	960	32,218	54,616	9,146	95,378
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(27,900)	(28,090)	—	(55,990)
Decrease (increase) in intercompany notes receivable	—	(2,167,000)	—	—	2,167,000	—
Purchases of other operating assets	—	—	(1,057)	(310)	—	(1,367)
Dividends from subsidiaries	2,167,000	—	—	—	(2,167,000)	—
Change in other – net	—	—	4,175	662	—	4,837

Net cash provided by (used for) investing activities	2,167,000	(2,167,000)	(24,782)	(27,738)	—	(52,520)
Cash flows from financing activities:
Draws on credit facilities	—	—	—	992	—	992
Proceeds from long-term debt	—	2,200,000	2,167,000	—	(2,167,000)	2,200,000
Payments on long-term debt	—	—	(48)	(2,842)		(2,890)
Net transfers to Clear Channel Communications	(46,791)	—	—	—	—	(46,791)
Intercompany funding	7,943	(960)	(457)	(6,526)	—	—
Dividends paid	(2,170,396)	—	(2,167,000)	—	2,167,000	(2,170,396)
Change in other – net	5,568	(33,000)	(6,931)	(668)	—	(35,031)

Net cash provided by (used for) financing activities	(2,203,676)	2,166,040	(7,436)	(9,044)	—	(54,116)

Effect of exchange rate changes on cash	—	—	—	3,357	—	3,357

Net increase (decrease) in cash and cash equivalents	(38,238)	—	—	21,191	9,146	(7,901)

Cash and cash equivalents at beginning of period	325,696	—	—	249,448	(32,489)	542,655

Cash and cash equivalents at end of period	$287,458	$—	$—	$270,639	$(23,343)	$534,754

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2011
	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(9,541)	$3,018	$(9,745)	$3,739	$2,137	$(10,392)

Reconciling items:
Depreciation and amortization	—	—	46,926	55,404	—	102,330
Deferred taxes	—	52	(6,858)	(12,688)	—	(19,494)
Provision for doubtful accounts	—	—	441	1,863	—	2,304
Other reconciling items – net	9,745	(2,091)	(4,710)	(3,817)	(2,137)	(3,010)
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	—	33,290	7,006	—	40,296
Increase in deferred income	—	—	8,464	39,739	—	48,203
Increase (decrease) in accrued expenses	282	(85)	(13,938)	(56,236)	—	(69,977)
Increase (decrease) in accounts payable and other liabilities	—	23	12,860	(363)	(17,446)	(4,926)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(1,535)	—	(31,076)	(13,260)	—	(45,871)

Net cash provided by (used for) operating activities	(1,049)	917	35,654	21,387	(17,446)	39,463
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(30,577)	(15,784)	—	(46,361)
Equity contributions to subsidiaries	—	—	(97)	—	97	—
Purchases of businesses and other operating assets	—	—	631	(2,747)	—	(2,116)
Change in other – net	—	—	3,948	915	—	4,863

Net cash provided by (used for) investing activities	—	—	(26,095)	(17,616)	97	(43,614)
Cash flows from financing activities:
Draws on credit facilities	—	—	—	(1,851)	—	(1,851)
Payments on credit facilities	—	—	—	(2,519)	—	(2,519)
Net transfers to Clear Channel Communications	(25,090)	—	—	—	—	(25,090)
Intercompany funding	4,529	(917)	(9,559)	5,947	—	—
Equity contributions from parent	—	—	—	97	(97)	—
Change in other – net	504	—	—	(3,334)	—	(2,830)

Net cash used for financing activities	(20,057)	(917)	(9,559)	(1,660)	(97)	(32,290)

Effect of exchange rate changes on cash	—	—	—	3,985	—	3,985

Net increase (decrease) in cash and cash equivalents	(21,106)	—	—	6,096	(17,446)	(32,456)

Cash and cash equivalents at beginning of period	426,742	—	—	203,789	(6,513)	624,018

Cash and cash equivalents at end of period	$405,636	$—	$—	$209,885	$(23,959)	$591,562

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Format of Presentation

Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes. Our discussion is presented on both a consolidated and segment basis. Our reportable segments are Americas outdoor advertising (“Americas”) and International outdoor advertising (“International”).

During the first quarter of 2012, and in connection with the appointment of our new chief executive officer, we reevaluated our segment reporting and determined that our Latin American operations were more appropriately aligned within the operations of our International segment. As a result, the operations of Latin America are no longer reflected within our Americas segment and are currently included in the results of our International segment. Accordingly, we have restated the corresponding segment disclosures for prior periods.

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

Management typically monitors our businesses by reviewing the average rates, average revenue per display, occupancy and inventory levels of each of our display types by market. Our advertising revenue is derived from selling advertising space on the displays we own or operate in key markets worldwide, consisting primarily of billboards, street furniture and transit displays. Part of our long-term strategy for our Americas and International businesses is to pursue the technology of digital displays, including flat screens, LCDs and LEDs, as additions to traditional methods of displaying our clients’ advertisements. We are currently installing these technologies in certain markets.

Advertising revenue for our segments is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally. According to the U.S. Department of Commerce, estimated U.S. GDP growth for the first quarter of 2012 was 2.2%. Internationally, our results are impacted by fluctuations in foreign currency exchange rates and economic conditions in the foreign markets in which we have operations.

Executive Summary

The key developments in our business for the quarter ended March 31, 2012 are summarized below:

•	Consolidated revenue increased $1.1 million during the first quarter of 2012 compared to the same period of 2011.
•

Americas revenue increased $10.5 million during the first quarter of 2012 compared to the same period of 2011, driven by revenue growth in bulletins and airports, particularly digital. During the first quarter of 2012, we deployed 57 digital billboards in the United States, compared to 44 for the same period of 2011. We continue to see opportunities to invest in digital displays and expect our digital display deployments will continue throughout 2012.

•

International revenue decreased $9.4 million during the first quarter of 2012 compared to the same period of 2011, primarily as a result of the impact of movements in foreign exchange, which negatively impacted revenue by $10.8 million. Additionally, increased street furniture growth was offset by decreased billboard revenue across various countries.

•

Our wholly-owned subsidiary, Clear Channel Worldwide Holdings, Inc. (“CCWH”), issued $275 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 and $1,925 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (collectively, the “Subordinated Notes”) and in connection therewith, we paid a special cash dividend equal to $2,170.4 million. Please refer to the “Clear Channel Worldwide Holdings Senior Subordinated Notes” section within this MD&A for further discussion of the Subordinated Notes offering, including the use of the proceeds.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of our results of operations for the three months ended March 31, 2012 to the three months ended March 31, 2011 is as follows:

(In thousands)	Three Months Ended March 31,
	2012	2011	% Change
Revenue	$651,283	$650,214	0%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	394,053	391,380	1%
Selling, general and administrative expenses (excludes depreciation and amortization)	153,149	123,180	24%
Corporate expenses (excludes depreciation and amortization)	24,310	21,983	11%
Depreciation and amortization	92,337	102,330	(10%)
Other operating income – net	4,003	4,802

Operating income (loss)	(8,563)	16,143
Interest expense	67,831	60,983
Interest income on Due from Clear Channel Communications	15,980	9,053
Equity in earnings (loss) of nonconsolidated affiliates	421	(71)
Other income (expense) – net	(494)	3,111

Loss before income taxes	(60,487)	(32,747)
Income tax benefit	15,294	22,355

Consolidated net loss	$(45,193)	$(10,392)
Less amount attributable to noncontrolling interest	(1,323)	(851)

Net loss attributable to the Company	$(43,870)	$(9,541)

Consolidated Revenue

Our consolidated revenue increased $1.1 million during the first quarter of 2012 compared to the same period of 2011. Americas revenue increased $10.5 million driven by increases in revenue from bulletins and airports, particularly digital displays, as a result of our continued deployment of new digital displays and increased rates. Our International revenue decreased $9.4 million, primarily as a result of $10.8 million of unfavorable movements in foreign exchange, which negatively impacted revenue.

Consolidated Direct Operating Expenses

Direct operating expenses increased $2.7 million during the first quarter of 2012 compared to the same period of 2011. Americas direct operating expenses increased $8.5 million, primarily due to higher site lease expense associated with the revenue growth related to bulletins and airports, and the continued deployment of digital displays. Direct operating expenses in our International segment decreased $5.8 million, primarily due to a $7.3 million decline from movements in foreign exchange.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased $29.9 million during the first quarter of 2012 compared to the same period of 2011. SG&A expenses increased $3.0 million in our Americas segment, partially as a result of increased compensation expenses related to higher salaries and wages associated with the revenue growth from bulletins and airports. Our International SG&A expenses increased $26.9 million primarily due to expenses of $18.5 million associated with the unfavorable impact of litigation in Latin America, including certain expenses related to the Brazil litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q.

Corporate Expenses

Corporate expenses increased $2.3 million during the first quarter of 2012 compared to the same period of 2011, primarily related to increased compensation expense.

Depreciation and Amortization

Depreciation and amortization decreased $10.0 million during the first quarter of 2012 compared to the same period of 2011, primarily as a result of declines in accelerated depreciation and amortization in our Americas segment due to timing related to the removal of various structures, including the removal of traditional billboards in connection with the continued deployment of digital billboards. Additionally, amortization declined in our International segment primarily as a result of assets that became fully amortized during 2011.

Other Operating Income – Net

Other income of $4.0 million and $4.8 million in the first quarter of 2012 and 2011, respectively, primarily related to proceeds received from condemnations of bulletins and buildings.

Interest Expense

Interest expense increased $6.8 million during the first quarter of 2012 compared to the same period of 2011 primarily as a result of the issuance of the Subordinated Notes during the first quarter of 2012.

Interest Income on Due From Clear Channel Communications

Interest income increased $6.9 million during the first quarter of 2012 compared to the same period of 2011 due to the increase in the balance of the Due from Clear Channel Communications account during the first quarter of 2012.

Income Tax Benefit

Our operations are included in a consolidated income tax return filed by CC Media Holdings, Inc. (“CC Media Holdings”). However, for our financial statements, our provision for income taxes was computed as if we file separate consolidated Federal income tax returns with our subsidiaries.

Our effective tax rate for the three months ended March 31, 2012 was 25.3% compared to 68.3% for the three months ended March 31, 2011. The decrease in the effective tax benefit rate was primarily attributable to our ability to benefit from certain foreign tax loss carryforwards in 2011 due to taxable income in certain foreign jurisdictions where the loss carryforwards previously did not provide a benefit.

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

Americas Results of Operations

Our Americas operating results were as follows:

(In thousands)	Three Months Ended March 31,		% Change
	2012	2011
Revenue	$280,151	$269,701	4%
Direct operating expenses	144,410	135,950	6%
SG&A expenses	52,579	49,558	6%
Depreciation and amortization	42,958	48,622	(12%)

Operating income	$40,204	$35,571	13%

Our Americas revenue increased $10.5 million during the first quarter of 2012 compared to the first quarter of 2011, driven by revenue growth from bulletins and airports, particularly digital displays. Bulletin revenue increased primarily due to digital growth driven by the increased number of digital displays. Airport revenue increased primarily due to higher average rates.

Direct operating expenses increased $8.5 million during the first quarter of 2012, primarily due to increased site lease expense associated with higher airport and bulletin revenue, and our continued deployment of digital displays, as well as higher production costs related to new contracts. SG&A expenses increased $3.0 million, primarily as a result of increased compensation expenses associated with higher revenues.

Depreciation and amortization decreased $5.7 million primarily as a result of decreases in accelerated depreciation and amortization due to timing related to the removal of various structures, including the removal of traditional bulletins in connection with the continued deployment of digital displays.

International Results of Operations

Our International operating results were as follows:

(In thousands)	Three Months Ended March 31,		%
	2012	2011	Change
Revenue	$371,132	$380,513	(2%)
Direct operating expenses	249,643	255,430	](2%)
SG&A expenses	100,570	73,622	37%
Depreciation and amortization	49,035	53,708	(9%)

Operating loss	$(28,116)	$(2,247)	1,151%

International revenue decreased $9.4 million during the first quarter of 2012 compared to the first quarter of 2011, primarily as a result of $10.8 million of unfavorable movements in foreign exchange. Street furniture revenue growth in certain countries, including China, France and Australia, was partially offset by declines in billboard revenue from various countries, including the U.K. and Italy.

Direct operating expenses decreased $5.8 million primarily attributable to a $7.3 million decline from the effects of movements in foreign exchange. SG&A expenses increased $26.9 million primarily due to $18.5 million of expense recorded for the unfavorable impact of litigation in Latin America, including certain expenses related to the Brazil litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q. We also incurred consulting expenses related to various initiatives. A decline of $3.9 million from the effects of movements in foreign exchange partially offset these increases.

Depreciation and amortization decreased $4.7 million primarily as a result of declines in amortization related to assets that became fully amortized during 2011.

Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income

	XXXXXX	XXXXXX
(In thousands)	Three Months Ended March 31,
	2012	2011
Americas	$40,204	$35,571
International	(28,116)	(2,247)
Corporate expenses	(24,654)	(21,983)
Other operating income – net	4,003	4,802

Consolidated operating income (loss)	$(8,563)	$16,143

Share-Based Compensation Expense

The following table presents amounts related to share-based compensation expense for the three months ended March 31, 2012 and 2011, respectively:

	XXXXXX	XXXXXX
(In thousands)	Three Months Ended March 31,
	2012	2011
Americas	$1,932	$2,168
International	1,209	903
Corporate	61	42

Total share-based compensation expense	$3,202	$3,113

As of March 31, 2012, there was $23.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of approximately three years.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following discussion highlights our cash flow activities during the three months ended March 31, 2012 and 2011.

(In thousands)	Three Months Ended March 31,
	2012	2011
Cash provided by (used for):
Operating activities	$ 95,378	$ 39,463
Investing activities	$ (52,520)	$ (43,614)
Financing activities	$ (54,116)	$ (32,290)

Operating Activities

Our consolidated net loss, adjusted for $79.6 million of non-cash items, provided positive cash flows of $34.4 million during the first quarter of 2012. Our consolidated net loss, adjusted for $82.1 million of non-cash items, provided positive cash flows of $71.7 million during the first quarter of 2011. Cash provided by operating activities during the three months ended March 31, 2012 was $95.4 million compared to $39.5 million during the three months ended March 31, 2011. Cash used for operations in 2011 compared to 2012 reflected higher variable compensation payments associated with our employee incentive programs based on 2010 operating performance.

Non-cash items affecting our net loss include depreciation and amortization, deferred taxes, gain on disposal of operating assets, loss on extinguishment of debt, provision for doubtful accounts, share-based compensation, equity in earnings of nonconsolidated affiliates, amortization of deferred financing charges and note discounts – net and other reconciling items – net as presented on the face of the statement of cash flows.

Investing Activities

Cash used for investing activities during the first quarter of 2012 primarily reflected capital expenditures of $56.0 million. We spent $28.3 million in our Americas segment primarily related to the construction of new billboards, and $27.7 million in our International segment primarily related to new billboard and street furniture contracts and renewals of existing contracts.

Cash used for investing activities of $43.6 million for the three months ended March 31, 2011 primarily reflected capital expenditures of $46.3 million. We spent $31.2 million in our Americas segment primarily related to the construction of new billboards and $15.1 million in our International segment primarily related to new billboard and street furniture contracts and renewals of existing contracts.

Financing Activities

Cash used for financing activities of $54.1 million for the three months ended March 31, 2012 primarily reflected the payment of the CCOH Dividend (defined below) totaling $2,170.4 million and net transfers of $46.8 million in cash to Clear Channel Communications which represents the activity in the “Due from/to Clear Channel Communications” account. The proceeds from the Subordinated Notes issuance of $2.2 billion partially offset the cash used for financing activities.

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

Furthermore, in its Quarterly Report on Form 10-Q filed with the SEC on May 4, 2012, Clear Channel Communications stated that it expects to be in compliance with the covenants in its material financing agreements in 2012. Clear Channel Communications similarly stated in such Quarterly Report that its anticipated results are also subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants. Moreover, Clear Channel Communications stated in such Quarterly Report that its ability to comply with the covenants in its material financing agreements may be affected by events beyond its control, including prevailing economic, financial and industry conditions. As discussed therein, the breach of any covenants set forth in Clear Channel Communications’ financing agreements would result in a default thereunder, and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, as discussed therein, the lenders under the receivables-based credit facility under Clear Channel Communications’ senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. In addition, Clear Channel Communications stated in such Quarterly Report that if Clear Channel Communications is unable to repay its obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. Finally, Clear Channel Communications stated in such Quarterly Report that a default or acceleration under any of its material financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions. If Clear Channel Communications were to become insolvent, we would be an unsecured creditor of Clear Channel Communications. In such event, we would be treated the same as other unsecured creditors of Clear Channel Communications and, if we were not entitled to the cash previously transferred to Clear Channel Communications, or could not obtain such cash on a timely basis, we could experience a liquidity shortfall.

For so long as Clear Channel Communications maintains significant control over us, a deterioration in the financial condition of Clear Channel Communications could have the effect of increasing our borrowing costs or impairing our access to capital markets. As of March 31, 2012, Clear Channel Communications had $1.3 billion recorded as “Cash and cash equivalents” on its condensed consolidated balance sheets.

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

Sources of Capital

As of March 31, 2012 and December 31, 2011, we had the following debt outstanding, cash and cash equivalents and amounts due from Clear Channel Communications:

(In millions)	March 31, 2012	December 31, 2011
Clear Channel Worldwide Holdings Senior Notes	$2,500.0	$2,500.0
Clear Channel Worldwide Holdings Senior Subordinated Notes	2,200.0	—
Other debt	45.1	45.9

Total debt	4,745.1	2,545.9
Less: Cash and cash equivalents	534.8	542.7
Less: Due from Clear Channel Communications	702.8	656.0

	$3,507.5	$1,347.2

We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Promissory Notes with Clear Channel Communications

We maintain accounts that represent net amounts due to or from Clear Channel Communications, which is recorded as “Due from/to Clear Channel Communications” on our condensed consolidated balance sheets. The accounts represent our revolving promissory note issued by us to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to us in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances. The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand or when they mature on December 15, 2017. Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications. At March 31, 2012 and December 31, 2011, the asset recorded in “Due from Clear Channel Communications” on our condensed consolidated balance sheet was $702.8 million and $656.0 million, respectively. At March 31, 2012, we had no borrowings under the cash management note to Clear Channel Communications.

The net interest income for the three months ended March 31, 2012 and 2011 was $16.0 million and $9.1 million, respectively. At March 31, 2012 and December 31, 2011, the interest rate on the “Due from Clear Channel Communications” account was 9.25%, which represents the fixed interest rate on the CCWH Senior Notes.

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

As long as Clear Channel Communications maintains a significant interest in us, pursuant to the Master Agreement between Clear Channel Communications and us, Clear Channel Communications will have the option to limit our ability to incur debt or issue equity securities, among other limitations, which could adversely affect our ability to meet our liquidity needs. Under the Master Agreement with Clear Channel Communications, we are limited in our borrowing from third parties to no more than $400.0 million (including borrowings under the $750 thousand sub-limit of Clear Channel Communications’ $10.0 million revolving credit facility).

Clear Channel Worldwide Holdings Senior Notes

The Series A Notes indenture and the Series B Notes indenture governing CCWH’s senior notes restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test. In order to incur additional indebtedness under this test, our debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 6.5:1 and 3.25:1 for total debt and senior debt, respectively. The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B Notes indenture also permits us to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if our debt to adjusted EBITDA ratios (as defined by the indenture) are lower than 6.0:1 and 3.0:1 for total debt and senior debt, respectively. The Series A Notes indenture does not limit our ability to pay dividends. The Series B Notes indenture contains certain exceptions that allow us to incur additional indebtedness and pay dividends, including a $500 million exception for the payment of dividends. We were in compliance with these covenants as of March 31, 2012.

Consolidated leverage ratio, defined as total debt divided by EBITDA for the preceding four quarters was 5.9:1 at March 31, 2012, and senior leverage ratio, defined as senior debt divided by EBITDA for the preceding four quarters was 3.2:1 at March 31, 2012. Our adjusted EBITDA of $799.1 million is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense) – net, plus non-cash compensation, and is further adjusted for the following items: (i) an increase of $52.4 million for non-cash items; (ii) an increase of $26.8 million related to costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; and (iii) an increase of $8.8 million for various other items.

Clear Channel Worldwide Holdings Senior Subordinated Notes Issuance

During the first quarter of 2012, CCWH issued the Subordinated Notes. Interest on the Subordinated Notes is payable to the trustee weekly in arrears and to the noteholders on March 15 and September 15 of each year, beginning on September 15, 2012.

The Subordinated Notes are CCWH’s senior subordinated obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Company, its wholly-owned subsidiary Clear Channel Outdoor, Inc. (“CCOI”), and certain of our other domestic subsidiaries (collectively, the “Guarantors”). The Subordinated Notes are unsecured senior subordinated obligations that rank junior to all of CCWH’s existing and future senior debt, including CCWH’s senior notes, equally with any of CCWH’s existing and future senior subordinated debt and ahead of all of CCWH’s existing and future debt that expressly provides that it is subordinated to the Subordinated Notes. The guarantees of the Subordinated Notes rank junior to each Guarantor’s existing and future senior debt, including CCWH’s senior notes, equally with each Guarantor’s existing and future senior subordinated debt and ahead of each Guarantor’s existing and future debt that expressly provides that it is subordinated to the guarantees of the Subordinated Notes.

The $275 million aggregate principal amount of 7.625% Series A Subordinated Notes were issued pursuant to an indenture, dated as of March 15, 2012 (the “Series A Subordinated Note Indenture”), among CCWH, the Company, CCOI and the other guarantors named therein (collectively with the Company and CCOI, the “Series A Subordinated Note Guarantors”) and U.S. Bank National Association, as trustee (the “Trustee”), and the $1,925 million aggregate principal amount of 7.625% Series B Subordinated Notes were issued pursuant to an indenture, dated as of March 15, 2012 (the “Series B Subordinated Note Indenture” and together with the Series A Subordinated Note Indenture, the “Subordinated Indentures”), among CCWH, the Company, CCOI and the other guarantors named therein (collectively with the Company and CCOI, the “Series B Subordinated Note Guarantors”) and the Trustee.

At any time prior to March 15, 2015, CCWH may redeem the Subordinated Notes, in whole or in part, at a price equal to 100% of the principal amount of the Subordinated Notes plus a “make-whole” premium, together with accrued and unpaid interest, if any, to the redemption date. CCWH may redeem the Subordinated Notes, in whole or in part, on or after March 15, 2015, at the redemption prices set forth in the applicable Subordinated Indenture plus accrued and unpaid interest to the redemption date. At any time on or before March 15, 2015, CCWH may elect to redeem up to 40% of the then outstanding aggregate principal amount of the Subordinated Notes at a redemption price equal to 107.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings. Notwithstanding the foregoing, neither the Company nor any of its subsidiaries is permitted to make any purchase of, or otherwise effectively cancel or retire any Series B Subordinated Notes if, after giving effect thereto and, if applicable, any concurrent purchase of or other addition with respect to any Series A Subordinated Notes, the ratio of (a) the outstanding aggregate principal amount of the Series A Subordinated Notes to (b) the outstanding aggregate principal amount of the Series B Subordinated Notes shall be greater than 0.25, subject to certain exceptions.

The Series A Subordinated Note Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) engage in certain transactions with affiliates; (iii) create restrictions on dividends or other payments by the restricted subsidiaries; and (iv) merge, consolidate or sell substantially all of the Company’s or CCWH’s assets. The Series A Subordinated Note Indenture does not include limitations on dividends, stock redemptions or other distributions or investments or on asset sales. The Series B Subordinated Note Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) transfer or sell assets; (iv) engage in certain transactions with affiliates; (v) create restrictions on dividends or other payments by the restricted subsidiaries; and (vi) merge, consolidate or sell substantially all of the Company’s or CCWH’s assets. The Subordinated Indentures also provide for customary events of default.

We capitalized $39.9 million in fees and expenses associated with the Subordinated Notes offering and are amortizing them through interest expense over the life of the Subordinated Notes.

With the proceeds of the Subordinated Notes (net of the initial purchasers’ discount of $33 million), CCWH loaned an aggregate amount equal to $2,167 million to CCOI. CCOI paid all other fees and expenses of the offering using cash on hand and, with the proceeds of the loans, made a special cash dividend to the Company, which in turn made the special cash dividend (the “CCOH Dividend”) on March 15, 2012 in an amount equal to $6.0832 per share to its Class A and Class B stockholders of record at the close of business on March 12, 2012, including Clear Channel Holdings, Inc. (“Clear Channel Holdings”) and CC Finco, LLC (“CC Finco”), both wholly-owned subsidiaries of Clear Channel Communications.

Clear Channel Communications’ Debt Repayments

On March 15, 2012, using proceeds of the CCOH Dividend distributed to Clear Channel Holdings and CC Finco, together with cash on hand, Clear Channel Communications repaid indebtedness under its senior secured credit facilities in an aggregate amount equal to $1,925.7 million. As a result of the prepayment, the revolving credit commitments under Clear Channel Communications’ revolving credit facility were permanently reduced from $1.9 billion to $10.0 million and the sub-limit under which certain of the Company’s international subsidiaries may borrow (to the extent that Clear Channel Communications’ has not already borrowed against this capacity) was reduced from $145.0 million to $750 thousand.

Certain of our International subsidiaries may borrow under the sub-limit to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility. The obligations of these International subsidiaries that are borrowers under the revolving credit facility are guaranteed by certain of our material wholly-owned subsidiaries, and secured by substantially all of the assets of such borrowers and guarantors, subject to permitted liens and other exceptions. As of March 31, 2012, we had no outstanding borrowings under the $750 thousand sub-limit facility. Clear Channel Communications had borrowed the entire sub-limit capacity as of March 31, 2012.

In connection with the Subordinated Notes issuance, Clear Channel Communications used cash on hand to prepay $170.5 million of additional indebtedness under its senior secured credit facilities in order to remain in compliance with its debt covenants.

Other Debt

Other debt consists primarily of loans with international banks. At March 31, 2012, approximately $45.1 million was outstanding as other debt.

Clear Channel Communications’ Debt Covenants

The Clear Channel Communications’ senior secured credit facility contains a significant financial covenant which requires Clear Channel Communications to comply on a quarterly basis with a financial covenant limiting the ratio of its consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA for the preceding four quarters (maximum of 9.5:1). The financial covenant becomes more restrictive over time beginning in the second quarter of 2013. In its Quarterly Report on Form 10-Q filed with the SEC on May 4, 2012, Clear Channel Communications stated that it was in compliance with this covenant as of March 31, 2012.

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

MARKET RISK

We are exposed to market risks arising from changes in market rates and prices, including movements in equity security prices and foreign currency exchange rates.

Equity Price Risk

The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices. It is estimated that a 20% change in the market prices of these securities would change their carrying value and our comprehensive income at March 31, 2012 by $0.7 million.

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world. Foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported a net loss of approximately $26.4 million for the three months ended March 31, 2012. We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net loss for the three months ended March 31, 2012 by approximately $2.6 million and that a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have increased our net loss by a corresponding amount.

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

•	industry conditions, including competition;
•	the level of expenditures on advertising;
•	legislative or regulatory requirements;
•	fluctuations in operating costs;
•	technological changes and innovations;
•	changes in labor conditions and management;
•	capital expenditure requirements;
•	risks of doing business in foreign countries;
•	fluctuations in exchange rates and currency values;
•	the outcome of pending and future litigation;
•	changes in interest rates;
•	taxes and tax disputes;

•	shifts in population and other demographics;
•	access to capital markets and borrowed indebtedness;
•	our ability to implement our business strategies;
•	the risk that we may not be able to integrate the operations of acquired businesses successfully;
•	the risk that our cost savings initiatives may not be entirely successful or that any cost savings achieved from those initiatives may not persist;
•	the impact of our substantial indebtedness, including the effect of our leverage on our financial position and earnings;
•	the need to allocate significant amounts of our cash flow to make payments on our indebtedness, which in turn could reduce our financial flexibility and ability to fund other activities;
•

our relationship with Clear Channel Communications, including its ability to elect all of the members of our Board of Directors and its ability as our controlling stockholder to determine the outcome of matters submitted to our stockholders and certain additional matters governed by intercompany agreements between us;

•

the impact of the above and similar factors on Clear Channel Communications, our primary direct or indirect external source of capital, which could have a significant need for capital in the future; and

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

ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Although we are involved in a variety of legal proceedings in the ordinary course of business, a large portion of our litigation arises in the following contexts: commercial disputes; employment and benefits related claims; governmental fines; and tax disputes.

Brazil Litigation

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

L&C’s challenge in the administrative courts was unsuccessful at the first level, but successful at the second administrative level. The state taxing authority filed an appeal to the third and final administrative level, which required consideration by a full panel of 16 administrative law judges. On September 27, 2010, L&C received an unfavorable ruling at this final administrative level, which concluded that the VAT applied. On December 15, 2011, a Special Chamber of the administrative court considered the reasonableness of the amount of the penalty assessed against L&C and significantly reduced the penalty. With the reduction, the amounts allegedly owed by L&C are approximately $8.8 million in taxes, approximately $4.4 million in penalties and approximately $20.1 million in interest (as of March 31, 2012 at an exchange rate of 0.547). On January 27, 2012, L&C filed a writ of mandamus in the 8th lower public treasury court in São Paulo, State of São Paulo, appealing the administrative court’s decision that the VAT applies. In April 2012, the court granted that writ and held that the VAT does not apply.

Klimes’ challenge was unsuccessful at the first level of the administrative courts, and denied at the second administrative level on or about September 24, 2009. On January 5, 2011, the administrative law judges at the third administrative level published a ruling that the VAT applies but significantly reduced the penalty assessed by the taxing authority. With the penalty reduction, the amounts allegedly owed by Klimes are approximately $9.9 million in taxes, approximately $4.9 million in penalties and approximately $22.1 million in interest (as of March 31, 2012 at an exchange rate of 0.547). In late February 2011, Klimes filed a writ of mandamus in the 13th lower public treasury court in São Paulo, State of São Paulo, appealing the administrative court’s decision that the VAT applies. On March 16, 2012, the court denied Klimes’ writ of mandamus. Klimes filed a motion for reconsideration, which the court denied on March 29, 2012, and a second motion for reconsideration, which the court denied on April 19, 2012.

On August 8, 2011, Brazil’s National Council of Fiscal Policy (CONFAZ) published a convenio authorizing sixteen states, including the State of São Paulo, to issue an amnesty that would reduce the principal amount of VAT allegedly owed and reduce or waive related interest and penalties. The State of São Paulo ratified the amnesty in late August 2011. Klimes and L&C believe that the State of São Paulo will publish an amnesty decree that mirrors the convenio. If the state publishes such a decree, Klimes and L&C intend to accept it by making the required payments.

We recorded expense of $18.5 million during the quarter ended March 31, 2012, representing our best estimate of probable costs for resolution of the Klimes and L&C claims as well as other litigation matters in Brazil.

Stockholder Litigation

Two derivative lawsuits were filed in 2012 in Delaware Chancery Court by stockholders of the Company, which is an indirect non-wholly owned subsidiary of Clear Channel Communications, which is, in turn, an indirect wholly owned subsidiary of CC Media Holdings. The lawsuits are captioned NECA-IBEW Pension Trust Fund v. Mays, et al., Case No. 7353CS, and City of Pinellas Park Firefighters Pension Board v. Covell, et al., Case No. 7315. The complaints name as defendants certain of Clear Channel Communications’ and the Company’s current and former directors and Clear Channel Communications, as well Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. The Company also is named as a nominal defendant. The complaints allege, among other things, that Clear Channel Communications breached fiduciary duties to the Company and its stockholders by allegedly requiring the Company to enter into a loan transaction with Clear Channel Communications. The complaints further allege that Clear Channel Communications was unjustly enriched as a result of that transaction. The complaints also allege that the director defendants breached fiduciary duties to the Company in connection with that transaction and that the transaction constituted corporate waste. The Company and Clear Channel Communications were served with the complaints on March 26, 2012 and March 30, 2012, respectively.

ITEM 1A. RISK FACTORS

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011. There have not been any material changes in the risk factors disclosed in the 2011 Annual Report on Form 10-K, except as set forth below to reflect the issuance of senior subordinated notes by our subsidiary, Clear Channel Worldwide Holdings, Inc.:

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful

We have a substantial amount of indebtedness. At March 31, 2012, we had $4.7 billion of total indebtedness outstanding, including: (1) $2.5 billion aggregate principal amount of Clear Channel Worldwide Holdings, Inc. senior notes, which mature December 2017; (2) $2.2 billion aggregate principal amount of Clear Channel Worldwide Holdings, Inc. senior subordinated notes, which mature March 2020; and (3) $45.1 million outstanding of other debt. This large amount of indebtedness could have negative consequences for us, including, without limitation:

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the purchases made during the quarter ended March 31, 2012 by or on behalf of the Company or an affiliated purchaser of shares of our Class A common stock registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	—	—	—	(2)
February 1 through February 29	250	$12.25	—	(2)
March 1 through March 31	—	—	—	(2)

Total	250	$12.25	—	$83,627,310(2)

(1)	The shares indicated consist of shares of the Company’s Class A common stock tendered by employees to the Company during the three months ended March 31, 2012 to satisfy the employees’ tax withholding obligations in connection with the vesting and release of restricted shares, which are repurchased by the Company based on their fair market value on the date the relevant transaction occurs.
(2)	On August 9, 2010, Clear Channel Communications, the Company’s indirect parent entity, announced that its board of directors approved a stock purchase program under which Clear Channel Communications or its subsidiaries may purchase up to an aggregate of $100 million of the Class A common stock of the Company and/or the Class A common stock of CC Media Holdings, the indirect parent entity of Clear Channel Communications. No shares of the Class A common stock of the Company or CC Media Holdings were purchased under the stock purchase program during the three months ended March 31, 2012. However, during 2011, a subsidiary of Clear Channel Communications purchased $16,372,690 of the Class A common stock of the Company (1,553,971 shares) in open market purchases, leaving an aggregate of $83,627,310 available under the stock purchase program to purchase the Class A common stock of CC Media Holdings and/or the Class A common stock of the Company. The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at Clear Channel Communications’ discretion.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description
4.1	Indenture with respect to 7.625% Series A Senior Subordinated Notes due 2020, dated as of March 15, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on March 16, 2012).

4.2	Indenture with respect to 7.625% Series B Senior Subordinated Notes due 2020, dated as of March 15, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on March 16, 2012).

4.3	Exchange and Registration Rights Agreement with respect to 7.625% Series A Senior Subordinated Notes due 2020, dated March 15, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and Goldman Sachs & Co. on behalf of each of the initial purchasers of the Notes (Incorporated by reference to Exhibit 4.3 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on March 16, 2012).

4.4	Exchange and Registration Rights Agreement with respect to 7.625% Series B Senior Subordinated Notes due 2020, dated March 15, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and Goldman Sachs & Co. on behalf of each of the initial purchasers of the Notes (Incorporated by reference to Exhibit 4.4 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on March 16, 2012).

10.1	Summary Description of 2012 Supplemental Incentive Plan (Incorporated by reference to Exhibit 10.1 to CC Media Holdings, Inc.’s Current Report on Form 8-K filed on February 23, 2012).

10.2	Form of Restricted Stock Unit Agreement under the Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan, dated March 26, 2012, between Robert H. Walls, Jr. and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.3	Severance Agreement and General Release, dated January 20, 2012, between Ronald Cooper and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.53 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

11*	Statement re: Computation of Loss Per Share.

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	Interactive Data Files.

*	Filed herewith.
**	Furnished herewith.
***	In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

May 4, 2012	/s/ Scott D. Hamilton
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and Assistant Secretary