Form 10-Q
period 2012-06-30
Clear Channel Outdoor Holdings, Inc.
filed 2012-08-02
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2012

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                            TO

Commission File Number

1‑32663

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

incorporation or organization)

200 East Basse Road                                                                                                                          78209

San Antonio, Texas                                                                                                                        (Zip Code)

(Address of principal executive offices)

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [  ]       Accelerated filer   [X]   Non-accelerated filer   [  ]       Smaller reporting company     [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                                                                                                                          Outstanding at July 31, 2012

- - - - - - - - - - - - - - - - - - - - - - - - --                                                                                            - - - - - - - - - - - -  - - - - - - - - - -

Class A Common Stock, $.01 par value                                                                                                   41,965,132

Class B Common Stock, $.01 par value                                                                                                   315,000,000

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	June 30,
	2012	December 31,
	(Unaudited)	2011
CURRENT ASSETS
Cash and cash equivalents	$491,328	$542,655
Accounts receivable, net	690,466	702,091
Other current assets	218,790	208,982
Total Current Assets	1,400,584	1,453,728

PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,920,953	1,950,437
Other property, plant and equipment, net	293,486	296,273

INTANGIBLE ASSETS AND GOODWILL
Definite-lived intangibles, net	590,284	618,526
Indefinite-lived intangibles	1,106,265	1,105,704
Goodwill	853,869	857,193

OTHER ASSETS
Due from Clear Channel Communications	712,310	656,040
Other assets	178,096	150,284
Total Assets	$7,055,847	$7,088,185

CURRENT LIABILITIES
Accounts payable and accrued expenses	$561,249	$607,197
Deferred income	146,464	89,980
Current portion of long-term debt	23,051	23,806
Total Current Liabilities	730,764	720,983
Long-term debt	4,719,185	2,522,103
Deferred tax liability	799,353	822,932
Other long-term liabilities	284,137	281,940
Commitments and contingent liabilities (Note 6)

SHAREHOLDERS’ EQUITY
Noncontrolling interest	235,445	231,530
Class A common stock	421	411
Class B common stock	3,150	3,150
Additional paid-in capital	4,517,675	6,684,497
Retained deficit	(3,983,389)	(3,931,403)
Accumulated other comprehensive loss	(249,921)	(246,988)
Cost of shares held in treasury	(973)	(970)
Total Shareholders’ Equity	522,408	2,740,227

Total Liabilities and Shareholders’ Equity	$7,055,847	$7,088,185

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue	$761,326	$789,208	$1,412,609	$1,439,422
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	406,895	415,472	800,948	806,852
Selling, general and admin expenses (excludes depreciation and amortization)	132,285	142,937	285,434	266,117
Corporate expenses (excludes depreciation and amortization)	27,838	23,038	52,148	45,021
Depreciation and amortization	99,668	105,600	192,005	207,930
Other operating income – net	2,746	4,300	6,749	9,102
Operating income	97,386	106,461	88,823	122,604
Interest expense	102,953	60,803	170,784	121,786
Interest income on Due from Clear Channel Communications	16,089	10,518	32,069	19,571
Equity in earnings (loss) of nonconsolidated affiliates	(157)	673	264	602
Other income (expense) – net	(1,631)	(277)	(2,125)	2,834
Income (loss) before income taxes	8,734	56,572	(51,753)	23,825
Income tax benefit (expense)	(8,082)	(22,360)	7,212	(5)
Consolidated net income (loss)	652	34,212	(44,541)	23,820
Less amount attributable to noncontrolling interest	8,768	7,517	7,445	6,666
Net income (loss) attributable to the Company	$(8,116)	$26,695	$(51,986)	$17,154
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(38,343)	28,366	(4,832)	66,385
Unrealized gain (loss) on marketable securities	(279)	59	10	148
Reclassification adjustment	91	(1,949)	154	520
Other comprehensive income (loss)	(38,531)	26,476	(4,668)	67,053
Comprehensive income (loss)	(46,647)	53,171	(56,654)	84,207
Less amount attributable to noncontrolling interest	(1,546)	3,832	(1,735)	6,134
Comprehensive income (loss) attributable to the Company	$(45,101)	$49,339	$(54,919)	$78,073
Net income (loss) attributable to the Company:
Basic	$(0.04)	$0.07	$(0.19)	$0.04
Weighted average common shares outstanding – Basic	356,944	355,883	356,655	355,839

Diluted	$(0.04)	$0.07	$(0.19)	$0.04
Weighted average common shares outstanding – Diluted	356,944	356,658	356,655	356,624

Dividends declared per share	$-	$-	$6.08	$-

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Consolidated net income (loss)	$(44,541)	$23,820

Reconciling items:
Depreciation and amortization	192,005	207,930
Deferred taxes	(24,184)	(16,425)
Provision for doubtful accounts	2,906	3,311
Other reconciling items – net	5,296	(3,866)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	4,964	(3,535)
Increase in deferred income	56,511	48,615
Decrease in accrued expenses	(20,576)	(32,894)
Increase (decrease) in accounts payable and other liabilities	(14,382)	3,400
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	2,191	(33,924)
Net cash provided by operating activities	160,190	196,432

Cash flows from investing activities:
Purchases of property, plant and equipment	(130,796)	(105,774)
Purchases of other operating assets	(9,830)	(3,834)
Proceeds from disposal of assets	7,195	10,178
Change in other – net	(3,425)	794
Net cash used for investing activities	(136,856)	(98,636)

Cash flows from financing activities:
Draws on credit facilities	4,361	-
Payments on credit facilities	(1,962)	(1,893)
Proceeds from long-term debt	2,200,000	-
Payments on long-term debt	(6,262)	(5,878)
Net transfers to Clear Channel Communications	(56,279)	(100,155)
Deferred financing charges	(40,002)	-
Dividends paid	(2,170,396)	-
Change in other – net	(1,878)	(4,608)
Net cash used for financing activities	(72,418)	(112,534)

Effect of exchange rate changes on cash	(2,243)	7,232

Net decrease in cash and cash equivalents	(51,327)	(7,506)

Cash and cash equivalents at beginning of period	542,655	624,018

Cash and cash equivalents at end of period	$491,328	$616,512

See Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

Preparation of Interim Financial Statements

The accompanying consolidated financial statements were prepared by Clear Channel Outdoor Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  Management believes that the disclosures made are adequate to make the information presented not misleading.  Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year.  The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the period ended March 31, 2012.

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

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at June 30, 2012 and December 31, 2011, respectively:

(In thousands)	June 30,	December 31,
	2012	2011
Land, buildings and improvements	$206,266	$204,543
Structures	2,858,625	2,783,434
Furniture and other equipment	118,745	111,481
Construction in progress	60,801	57,504
	3,244,437	3,156,962
Less: accumulated depreciation	1,029,998	910,252
Property, plant and equipment, net	$2,214,439	$2,246,710

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

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at June 30, 2012 and December 31, 2011, respectively:

(In thousands)	June 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other contractual rights	$779,418	$(365,941)	$773,238	$(329,563)
Other	178,806	(1,999)	176,779	(1,928)
Total	$958,224	$(367,940)	$950,017	$(331,491)

Total amortization expense related to definite-lived intangible assets for the three months ended June 30, 2012 and 2011 was $19.8 million and $23.4 million, respectively.  Total amortization expense related to definite-lived intangible assets for the six months ended June 30, 2012 and 2011 was $37.1 million and $46.4 million, respectively.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets.

(in thousands)
2013	$72,686
2014	67,935
2015	50,698
2016	43,296
2017	30,731

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

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments.

(In thousands)	Americas	International	Total
Balance as of December 31, 2010	$571,932	$290,310	$862,242
Foreign currency	-	(6,898)	(6,898)
Impairment	-	(1,146)	(1,146)
Acquisitions	-	2,995	2,995
Balance as of December 31, 2011	571,932	285,261	857,193
Foreign currency	-	(3,324)	(3,324)
Balance as of June 30, 2012	$571,932	$281,937	$853,869

NOTE 3 – LONG-TERM DEBT

Long-term debt at June 30, 2012 and December 31, 2011, respectively, consisted of the following:

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	June 30,	December 31,
	2012	2011
Clear Channel Worldwide Holdings Senior Notes:
9.25% Series A Senior Notes Due 2017	$500,000	$500,000
9.25% Series B Senior Notes Due 2017	2,000,000	2,000,000
Clear Channel Worldwide Holdings Senior Subordinated Notes:
7.625% Series A Senior Subordinated Notes Due 2020	275,000	-
7.625% Series B Senior Subordinated Notes Due 2020	1,925,000	-
Other debt	42,236	45,909
Total debt	4,742,236	2,545,909
Less: current portion	23,051	23,806
Total long-term debt	$4,719,185	$2,522,103

The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $4.9 billion and $2.7 billion at June 30, 2012 and December 31, 2011, respectively.

Clear Channel Worldwide Holdings Senior Subordinated Notes Issuance

During the first quarter of 2012, the Company’s wholly-owned subsidiary, Clear Channel Worldwide Holdings, Inc. (“CCWH”) issued $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B Subordinated Notes” and collectively with the Series A Subordinated Notes, the “Subordinated Notes”).  Interest on the Subordinated Notes is payable to the trustee weekly in arrears and to the noteholders on March 15 and September 15 of each year, beginning on September 15, 2012.

The Subordinated Notes are CCWH’s senior subordinated obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Company, its wholly-owned subsidiary Clear Channel Outdoor, Inc. (“CCOI”), and certain of the Company’s other domestic subsidiaries (collectively, the “Guarantors”). The Subordinated Notes are unsecured senior subordinated obligations that rank junior to all of CCWH’s existing and future senior debt, including CCWH’s outstanding senior notes, equally with any of CCWH’s existing and future senior subordinated debt and ahead of all of CCWH’s existing and future debt that expressly provides that it is subordinated to the Subordinated Notes. The guarantees of the Subordinated Notes rank junior to each Guarantor’s existing and future senior debt, including CCWH’s outstanding senior notes, equally with each Guarantor’s existing and future senior subordinated debt and ahead of each Guarantor’s existing and future debt that expressly provides that it is subordinated to the guarantees of the Subordinated Notes.

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

The Company capitalized $40.0 million in fees and expenses associated with the Subordinated Notes offering and is amortizing them through interest expense over the life of the Subordinated Notes.

With the proceeds of the Subordinated Notes (net of the initial purchasers’ discount of $33.0 million), CCWH loaned an aggregate amount equal to $2,167.0 million to CCOI. CCOI paid all other fees and expenses of the offering using cash on hand and, with the proceeds of the loans, made a special cash dividend to the Company, which in turn made the special cash dividend (the “CCOH Dividend”) on March 15, 2012 in an amount equal to $6.0832 per share to its Class A and Class B stockholders of record at the close of business on March 12, 2012, including Clear Channel Holdings, Inc. (“Clear Channel Holdings”) and CC Finco, LLC (“CC Finco”), both wholly-owned subsidiaries of Clear Channel Communications.

Clear Channel Communications’ Debt Repayments

On March 15, 2012, using proceeds of the CCOH Dividend distributed to Clear Channel Holdings and CC Finco, together with cash on hand, Clear Channel Communications repaid indebtedness under its senior secured credit facilities in an aggregate amount equal to $1,925.7 million. As a result of the prepayment, the revolving credit commitments under Clear Channel Communications’ revolving credit facility were permanently reduced from $1.9 billion to $10.0 million and the sub-limit under which certain of the Company’s international subsidiaries may borrow (to the extent that Clear Channel Communications’ has not already borrowed against this capacity) was reduced from $145.0 million to $750 thousand.  Clear Channel Communications has borrowed the entire sub-limit capacity as of June 30, 2012.

In connection with the Subordinated Notes issuance, Clear Channel Communications used cash on hand to prepay $170.5 million of additional indebtedness under its senior secured credit facilities in order to remain in compliance with its debt covenants.

NOTE 4 – SUPPLEMENTAL DISCLOSURES

Income tax benefit (expense)

The Company’s income tax benefit (expense) for the three and six months ended June 30, 2012 and 2011, respectively, consisted of the following components:

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Current tax expense	$(16,785)	$(19,291)	$(16,972)	$(16,430)
Deferred tax benefit (expense)	8,703	(3,069)	24,184	16,425
Income tax benefit (expense)	$(8,082)	$(22,360)	$7,212	$(5)

The effective tax rate is the provision for income taxes as a percent of income before income taxes.  The effective tax rates for the three and six months ended June 30, 2012 were 92.5% and 13.9%, respectively, and were primarily impacted by tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future periods.

The effective tax rate for the three and six months ended June 30, 2011 was 39.5% and 0%, respectively.  The 2011 effective tax rate was primarily impacted by the Company’s settlement of U.S. federal and state tax examinations.  Pursuant to the settlements, the

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Company recorded a reduction to income tax expense of approximately $3.7 million to reflect the net tax benefits of the settlements.  In addition, the effective rate for the six months ended June 30, 2011 was impacted by the Company’s ability to benefit from certain tax loss carry forwards in foreign jurisdictions due to increased taxable income during 2011, where the losses previously did not provide a benefit.

During the six months ended June 30, 2012 and 2011, cash paid for interest and income taxes, net of income tax refunds of $0.6 million and $0.7 million, respectively, was as follows:

(In thousands)	Six Months Ended June 30,
	2012	2011
Interest	$166,280	$117,770
Income taxes	34,279	20,049

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

The cost, unrealized holding gains or losses, and fair value of the Company’s investments at June 30, 2012 and December 31, 2011 are as follows:

(In thousands)	June 30,	December 31,
	2012	2011
Cost	$3,188	$3,188
Gross unrealized losses	-	-
Gross unrealized gains	84	74
Fair value	$3,272	$3,262

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Brazil Litigation

On or about July 12, 2006 and April 12, 2007, two of the Company’s operating businesses (L&C Outdoor Ltda. (“L&C”) and Publicidad Klimes São Paulo Ltda. (“Klimes”), respectively) in the São Paulo, Brazil market received notices of infraction from the state taxing authority, seeking to impose a value added tax (“VAT”) on such businesses, retroactively for the period from December 31, 2001 through January 31, 2006. The taxing authority contends that these businesses fall within the definition of “communication services” and as such are subject to the VAT. L&C and Klimes filed separate petitions to challenge the imposition of this tax.

On August 8, 2011, Brazil’s National Council of Fiscal Policy (CONFAZ) published a convenio authorizing sixteen states, including the State of São Paulo, to issue an amnesty that would reduce the principal amount of VAT allegedly owed and reduce or waive related interest and penalties.  The State of São Paulo ratified the amnesty in late August 2011.   On May 10, 2012, the State of São Paulo published an amnesty decree that mirrors the convenio.  Klimes and L&C accepted the amnesty on May 24, 2012 by making the aggregate required payment of $10.9 million.  On that same day, Klimes and L&C filed petitions to discontinue the tax litigation based on the amnesty payments.

Guarantees

As of June 30, 2012, the Company had $69.9 million in letters of credit outstanding, of which $67.5 million of letters of credit were cash secured. Additionally, as of June 30, 2012, Clear Channel Communications had outstanding commercial standby letters of credit and surety bonds of $17.4 million and $42.7 million, respectively, held on behalf of the Company. These letters of credit and surety bonds relate to various operational matters, including insurance, bid and performance bonds, as well as other items. Letters of credit in the amount of $5.0 million are collateral in support of surety bonds and these amounts would only be drawn under the letter of credit in the event the associated surety bonds were funded and the Company did not honor its reimbursement obligation to the issuers.

In addition, as of June 30, 2012, the Company had outstanding bank guarantees of $51.7 million related to international subsidiaries, of which $4.4 million were backed by cash collateral.

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

Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications.  As a part of these services, the Company maintains collection bank accounts swept daily into accounts of Clear Channel Communications (after satisfying the funding requirements of the Trustee Accounts under the CCWH senior notes and the CCWH Subordinated Notes).  In return, Clear Channel Communications funds the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment.  The Company’s claim in relation to cash transferred from its concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account.  At June 30, 2012 and December 31, 2011, the asset recorded in “Due from Clear Channel Communications” on the condensed consolidated balance sheets was $712.3 million and $656.0 million, respectively.  At June 30, 2012, we had no borrowings under the revolving promissory note to Clear Channel Communications.

The net interest income for the three months ended June 30, 2012 and 2011 was $16.1 million and $10.5 million, respectively. The net interest income for the six months ended June 30, 2012 and 2011 was $32.1 million and $19.6 million, respectively. At June 30, 2012 and December 31, 2011, the interest rate on the “Due from Clear Channel Communications” account was 9.25%, which is equal to the fixed interest rate on the CCWH senior notes.

Clear Channel Communications has a multi-currency revolving credit facility with a maturity in July 2014 which includes a sub-limit that certain of the Company’s International subsidiaries may borrow against to the extent Clear Channel Communications has not already borrowed against this capacity and is compliant with its covenants under the revolving credit facility.  In connection with the

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Subordinated Notes issuance during the first quarter of 2012, Clear Channel Communications made mandatory prepayments under its senior secured credit facilities in an aggregate amount equal to $1,925.7 million. As a result of the prepayment, the revolving credit commitments under Clear Channel Communications’ revolving credit facility were permanently reduced from $1.9 billion to $10.0 million and the sub-limit under which certain of the Company’s international subsidiaries may borrow (to the extent that Clear Channel Communications’ has not already borrowed against this capacity) was reduced from $145.0 million to $750 thousand.  As of June 30, 2012, the Company had no outstanding borrowings under the $750 thousand sub-limit facility.  Clear Channel Communications had borrowed the entire sub-limit capacity as of June 30, 2012.

The Company provides advertising space on its billboards for radio stations owned by Clear Channel Communications.  For the three months ended June 30, 2012 and 2011, the Company recorded $0.2 million and $0.7 million, respectively, in revenue for these advertisements. For the six months ended June 30, 2012 and 2011, the Company recorded $0.6 million and $1.7 million, respectively, in revenue for these advertisements.

Under the Corporate Services Agreement between Clear Channel Communications and the Company, Clear Channel Communications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) certain executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services.  These services are charged to the Company based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis.  For the three months ended June 30, 2012 and 2011, the Company recorded $8.5 million and $6.8 million, respectively, as a component of corporate expenses for these services. For the six months ended June 30, 2012 and 2011, the Company recorded $15.1 million and $12.5 million, respectively, as a component of corporate expenses for these services.

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

Pursuant to the Employee Matters Agreement, the Company’s employees participate in Clear Channel Communications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan.  These costs are recorded as a component of selling, general and administrative expenses and were approximately $2.9 million and $3.0 million for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, the Company recorded approximately $5.7 million and $6.0 million, respectively, as a component of selling, general and administrative expenses for these services.

NOTE 8 – EQUITY AND COMPREHENSIVE INCOME

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity.  The following table shows the changes in equity attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2012	$2,508,697	$231,530	$2,740,227
Net income (loss)	(51,986)	7,445	(44,541)
Dividend	(2,170,396)	-	(2,170,396)
Foreign currency translation adjustments	(3,097)	(1,735)	(4,832)
Unrealized holding gain on marketable securities	10	-	10
Reclassification adjustment	154	-	154
Other - net	3,581	(1,795)	1,786
Balances at June 30, 2012	$286,963	$235,445	$522,408

Balances at January 1, 2011	$2,498,261	$209,794	2,708,055
Net income	17,153	6,667	23,820
Foreign currency translation adjustments	60,251	6,134	66,385
Unrealized holding gain on marketable securities	148	-	148
Reclassification adjustment	520	-	520
Other - net	3,210	(3,479)	(269)
Balances at June 30, 2011	$2,579,543	$219,116	$2,798,659

During March 2012, the Company paid the CCOH Dividend, totaling $2,170.4 million, using proceeds from the Subordinated Notes issuance in addition to cash on hand.  The CCOH Dividend was determined to represent a return of capital, or liquidating dividend, to the Company’s shareholders, which resulted in a reduction to “Additional paid-in capital.”

Also, in connection with the CCOH Dividend, all outstanding stock options and restricted stock units as of both March 16, 2012 and March 26, 2012 were modified pursuant to antidilutive provisions contained in the Company’s 2005 Stock Incentive Plan. The modification ensured that the intrinsic value of existing stock options and restricted stock units prior to the dividend payment did not decline due to the reduction the Company’s stock price that resulted from the dividend. The CCOH Dividend was determined to be an equity restructuring in accordance with ASC 718.  No incremental compensation cost was or will be recognized as a result of this modification.

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

During the first quarter of 2012 the Company revised its segment reporting, as discussed in Note 1.  The following table presents the Company’s reportable segment results for the three and six months ended June 30, 2012 and 2011:

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Americas	International	Corporate and other reconciling items	Consolidated
Three months ended June 30, 2012
Revenue	$280,151	$371,132	$-	$651,283
Direct operating expenses	144,410	249,643	-	394,053
Selling, general and administrative expenses	52,579	100,570	-	153,149
Depreciation and amortization	42,958	49,035	344	92,337
Corporate expenses	-	-	24,310	24,310
Other operating income - net	-	-	-	-
Operating income (loss)	$40,204	$(28,116)	$(24,654)	$(12,566)

Capital expenditures	$28,328	$27,662	$-	$55,990
Share-based compensation expense	$1,932	$1,209	$61	$3,202

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Three months ended Six Months Ended 2011
Revenue	$269,701	$380,513	$-	$650,214
Direct operating expenses	135,950	255,430	-	391,380
Selling, general and administrative expenses	49,558	73,622	-	123,180
Depreciation and amortization	48,622	53,708	-	102,330
Corporate expenses	-	-	21,983	21,983
Other operating income - net	-	-	4,802	4,802
Operating income (loss)	$35,571	$(2,247)	$(17,181)	$16,143

Capital expenditures	$31,240	$15,121	$-	$46,361
Share-based compensation expense	$2,168	$903	$42	$3,113

(In thousands)			Corporate and other
	Americas	International	reconciling items	Consolidated
Three months ended June 30, 2012
Revenue	$320,678	$440,648	$-	$761,326
Direct operating expenses	143,185	263,710	-	406,895
Selling, general and administrative expenses	44,699	87,586	-	132,285
Depreciation and amortization	48,567	50,710	391	99,668
Corporate expenses	-	-	27,838	27,838
Other operating income - net	-	-	2,746	2,746
Operating income (loss)	$84,227	$38,642	$(25,483)	$97,386

Capital expenditures	$33,780	$39,247	$1,779	$74,806
Share-based compensation expense	$1,240	$874	$40	$2,154

Three months ended June 30, 2011
Revenue	$318,217	$470,991	$-	$789,208
Direct operating expenses	141,010	274,462	-	415,472
Selling, general and administrative expenses	49,035	93,902	-	142,937
Depreciation and amortization	50,322	55,278	-	105,600
Corporate expenses	-	-	23,038	23,038
Other operating income - net	-	-	4,300	4,300
Operating income (loss)	$77,850	$47,349	$(18,738)	$106,461

Capital expenditures	$34,562	$23,979	$872	$59,413
Share-based compensation expense	$1,674	$701	$33	$2,408

Six months ended June 30, 2012
Revenue	$600,829	$811,780	$-	$1,412,609
Direct operating expenses	287,595	513,353	-	800,948
Selling, general and administrative expenses	97,278	188,156	-	285,434
Depreciation and amortization	91,525	99,745	735	192,005
Corporate expenses	-	-	52,148	52,148
Other operating income - net	-	-	6,749	6,749
Operating income (loss)	$124,431	$10,526	$(46,134)	$88,823

Capital expenditures	$59,116	$66,909	$4,771	$130,796
Share-based compensation expense	$3,172	$2,083	$101	$5,356

Six months ended June 30, 2011
Revenue	$587,918	$851,504	$-	$1,439,422
Direct operating expenses	276,960	529,892	-	806,852
Selling, general and administrative expenses	98,593	167,524	-	266,117
Depreciation and amortization	98,944	108,986	-	207,930
Corporate expenses	-	-	45,021	45,021
Other operating income - net	-	-	9,102	9,102
Operating income (loss)	$113,421	$45,102	$(35,919)	$122,604

Capital expenditures	$65,477	$39,102	$1,195	$105,774
Share-based compensation expense	$3,842	$1,604	$75	$5,521

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

(In thousands)	As of June 30, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$240,990	$-	$-	$270,712	$(20,374)	$491,328
Accounts receivable, net of allowance	-	-	219,354	471,112	-	690,466
Intercompany receivables	-	182,441	1,409,567	-	(1,592,008)	-
Other current assets	1,189	4,125	80,124	133,352	-	218,790
Total Current Assets	242,179	186,566	1,709,045	875,176	(1,612,382)	1,400,584
Property, plant and equipment, net	-	-	1,432,118	782,321	-	2,214,439
Definite-lived intangibles, net	-	-	370,395	219,889	-	590,284
Indefinite-lived intangibles	-	-	1,091,088	15,177	-	1,106,265
Goodwill	-	-	571,932	281,937	-	853,869
Due from Clear Channel Communications	712,310	-	-	-	-	712,310
Intercompany notes receivable	182,026	4,941,175	-	12,191	(5,135,392)	-
Other assets	552,347	785,485	1,449,181	60,510	(2,669,427)	178,096
Total Assets	$1,688,862	$5,913,226	$6,623,759	$2,247,201	$(9,417,201)	$7,055,847

Accounts payable and accrued expenses	$(169)	$2,026	$105,695	$474,071	$(20,374)	$561,249
Intercompany payable	1,396,031	-	182,441	13,536	(1,592,008)	-
Deferred income	-	-	48,591	97,873	-	146,464
Current portion of long-term debt	-	-	37	23,014	-	23,051
Total Current Liabilities	1,395,862	2,026	336,764	608,494	(1,612,382)	730,764
Long-term debt	-	4,700,000	1,203	17,982	-	4,719,185
Intercompany notes payable	5,813	-	4,845,917	283,662	(5,135,392)	-
Deferred tax liability	225	(113)	755,252	43,989	-	799,353
Other long-term liabilities	-	-	132,275	151,862	-	284,137
Total shareholders' equity	286,962	1,211,313	552,348	1,141,212	(2,669,427)	522,408
Total Liabilities and Shareholders' Equity	$1,688,862	$5,913,226	$6,623,759	$2,247,201	$(9,417,201)	$7,055,847

(In thousands)	As of December 31, 2011
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$325,696	$-	$-	$249,448	$(32,489)	$542,655
Accounts receivable, net of allowance	-	-	232,834	469,257	-	702,091
Intercompany receivables	-	183,310	1,435,881	-	(1,619,191)	-
Other current assets	2,012	-	79,626	127,344	-	208,982
Total Current Assets	327,708	183,310	1,748,341	846,049	(1,651,680)	1,453,728
Property, plant and equipment, net	-	-	1,448,078	798,632	-	2,246,710
Definite-lived intangibles, net	-	-	378,515	240,011	-	618,526
Indefinite-lived intangibles	-	-	1,090,597	15,107	-	1,105,704
Goodwill	-	-	571,932	285,261	-	857,193
Due from Clear Channel Communications	656,040	-	-	-	-	656,040
Intercompany notes receivable	182,026	2,774,175	-	17,832	(2,974,033)	-
Other assets	2,775,720	786,783	1,475,709	61,309	(4,949,237)	150,284
Total Assets	$3,941,494	$3,744,268	$6,713,172	$2,264,201	$(9,574,950)	$7,088,185

Accounts payable and accrued expenses	144	1,134	136,226	502,182	(32,489)	607,197
Intercompany payable	1,424,937	-	183,310	10,944	(1,619,191)	-
Deferred income	-	-	34,217	55,763	-	89,980
Current portion of long-term debt	-	-	31	23,775	-	23,806
Total Current Liabilities	$1,425,081	$1,134	$353,784	$592,664	$(1,651,680)	$720,983
Long-term debt	-	2,500,000	1,265	20,838	-	2,522,103
Intercompany notes payable	7,491	-	2,692,644	273,898	(2,974,033)	-
Deferred tax liability	225	(137)	771,105	51,739	-	822,932
Other long-term liabilities	-	1,204	118,650	162,086	-	281,940
Total shareholders' equity	2,508,697	1,242,067	2,775,724	1,162,976	(4,949,237)	2,740,227
Total Liabilities and Shareholders' Equity	$3,941,494	$3,744,268	$6,713,172	$2,264,201	$(9,574,950)	$7,088,185

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended June 30, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$-	$-	$299,006	$462,320	$-	$761,326
Operating expenses:
Direct operating expenses	-	-	128,382	278,513	-	406,895
Selling, general and administrative expenses	-	-	41,208	91,077	-	132,285
Corporate expenses	3,575	-	14,244	10,019	-	27,838
Depreciation and amortization	-	-	47,959	51,709	-	99,668
Other operating income (expense) – net	(126)	-	3,215	(343)	-	2,746
Operating income (loss)	(3,701)	-	70,428	30,659	-	97,386
Interest expense – net	(103)	100,780	2,291	(15)	-	102,953
Interest income on Due from Clear Channel Communications	-	-	(16,089)	-	-	(16,089)
Intercompany interest income	3,603	99,355	-	175	(103,133)	-
Intercompany interest expense	112	-	102,786	235	(103,133)	-
Equity in earnings (loss) of nonconsolidated affiliates	(9,165)	13,715	12,474	(401)	(16,780)	(157)
Other income (expense) – net	-	(195)	(6,487)	5,051	-	(1,631)
Income (loss) before income taxes	(9,272)	12,095	(12,573)	35,264	(16,780)	8,734
Income tax benefit (expense)	1,156	(97)	3,408	(12,549)	-	(8,082)
Consolidated net income (loss)	(8,116)	11,998	(9,165)	22,715	(16,780)	652
Less amount attributable to noncontrolling interest	-	-	-	8,768	-	8,768
Net income (loss) attributable to the Company	$(8,116)	$11,998	$(9,165)	$13,947	$(16,780)	$(8,116)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,737	(2)	1,429	(41,507)	-	(38,343)
Foreign currency reclassification adjustments	-	-	-	91	-	91
Unrealized gain (loss) on marketable securities	-	-	1	(280)	-	(279)
Equity in subsidiary comprehensive income (loss)	(38,722)	(61,444)	(40,152)	-	140,318	-
Comprehensive income (loss)	(45,101)	(49,448)	(47,887)	(27,749)	123,538	(46,647)
Less amount attributable to noncontrolling interest	-	-	-	(1,546)	-	(1,546)
Comprehensive income (loss) attributable to the Company	$(45,101)	$(49,448)	$(47,887)	$(26,203)	$123,538	$(45,101)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended June 30, 2011
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$-	$-	$295,429	$493,779	$-	$789,208
Operating expenses:
Direct operating expenses	-	-	124,959	290,513	-	415,472
Selling, general and administrative expenses	-	-	45,306	97,631	-	142,937
Corporate expenses	3,136	-	13,390	6,512	-	23,038
Depreciation and amortization	-	-	49,368	56,232	-	105,600
Other operating income – net	-	-	3,438	862	-	4,300
Operating income (loss)	(3,136)	-	65,844	43,753	-	106,461
Interest expense – net	(170)	57,812	2,029	1,132	-	60,803
Interest income on Due from Clear Channel Communications	-	-	10,518	-	-	10,518
Intercompany interest income	3,489	57,915	-	254	(61,658)	-
Intercompany interest expense	130	-	61,424	104	(61,658)	-
Equity in earnings (loss) of nonconsolidated affiliates	26,449	13,945	18,070	673	(58,464)	673
Other income (expense) – net	-	(81)	(76)	(120)	-	(277)
Income (loss) before income taxes	26,842	13,967	30,903	43,324	(58,464)	56,572
Income tax benefit (expense)	(147)	(1,010)	(4,454)	(16,749)	-	(22,360)
Consolidated net income (loss)	26,695	12,957	26,449	26,575	(58,464)	34,212
Less amount attributable to noncontrolling interest	-	-	-	7,517	-	7,517
Net income (loss) attributable to the Company	$26,695	$12,957	$26,449	$19,058	$(58,464)	$26,695
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	-	28,366	-	28,366
Foreign currency reclassification adjustments	-	-	-	59	-	59
Unrealized gain (loss) on marketable securities	-	-	-	(1,949)	-	(1,949)
Equity in subsidiary comprehensive income (loss)	22,644	19,028	22,644	-	(64,316)	-
Comprehensive income (loss)	49,339	31,985	49,093	45,534	(122,780)	53,171
Less amount attributable to noncontrolling interest	-	-	-	3,832	-	3,832
Comprehensive income (loss) attributable to the Company	$49,339	$31,985	$49,093	$41,702	$(122,780)	$49,339

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$-	$-	$559,479	$853,130	$-		$1,412,609
Operating expenses:
Direct operating expenses		-	258,740	542,208	-		800,948
Selling, general and administrative expenses	-	-	89,927	195,507	-		285,434
Corporate expenses	7,381	-	27,448	17,319	-		52,148
Depreciation and amortization	-	-	90,015	101,990	-		192,005
Other operating income (expense) – net	(242)	-	6,997	(6)	-		6,749
Operating income (loss)	(7,623)	-	100,346	(3,900)	-		88,823
Interest expense – net	(247)	165,755	4,387	889	-		170,784
Interest income on Due from Clear Channel Communications	-	-	(32,069)	-	-		(32,069)
Intercompany interest income	7,154	164,204	-	419	(171,777)		-
Intercompany interest expense	230	-	171,161	386	(171,777)		-
Equity in earnings (loss) of nonconsolidated affiliates	(51,703)	(10,390)	(12,337)	(277)	74,971		264
Other income (expense) – net	-	(301)	(6,482)	4,658	-		(2,125)
Income (loss) before income taxes	(52,155)	(12,242)	(61,952)	(375)	74,971		(51,753)
Income tax benefit (expense)	169	71	10,249	(3,277)	-		7,212
Consolidated net income (loss)	(51,986)	(12,171)	(51,703)	(3,652)	74,971		(44,541)
Less amount attributable to noncontrolling interest	-	-	-	7,445	-	`	7,445
Net income (loss) attributable to the Company	$(51,986)	$(12,171)	$(51,703)	$(11,097)	$74,971		$(51,986)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,737	(2)	1,420	(7,987)	-		(4,832)
Foreign currency reclassification adjustments	-	-	-	154	-		154
Unrealized gain (loss) on marketable securities	-	-	-	10	-		10
Equity in subsidiary comprehensive income (loss)	(4,670)	(10,722)	(6,090)	-	21,482		-
Comprehensive income (loss)	(54,919)	(22,895)	(56,373)	(18,920)	96,453		(56,654)
Less amount attributable to noncontrolling interest	-	-	-	(1,735)	-		(1,735)
Comprehensive income (loss) attributable to the Company	$(54,919)	$(22,895)	$(56,373)	$(17,185)	$96,453		$(54,919)

(In thousands)	Six Months Ended June 30, 2011
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$-	$-	$544,798	$894,624	$-	$1,439,422
Operating expenses:		-			-
Direct operating expenses	-	-	246,546	560,306	-	806,852
Selling, general and administrative expenses	-	-	90,517	175,600	-	266,117
Corporate expenses	6,088	-	24,907	14,026	-	45,021
Depreciation and amortization	-	-	96,294	111,636	-	207,930
Impairment charge	-	-	-	-	-	-
Other operating income – net	-	-	7,596	1,506	-	9,102
Operating income (loss)	(6,088)	-	94,130	34,562	-	122,604
Interest expense – net	(109)	115,625	3,862	2,408	-	121,786
Interest income on Due from Clear Channel Communications	-	-	19,571	-	-	19,571
Intercompany interest income	6,954	115,857	-	502	(123,313)	-
Intercompany interest expense	256	-	122,823	234	(123,313)	-
Loss on marketable securities	-	-	-	-	-	-
Equity in earnings (loss) of nonconsolidated affiliates	16,704	16,036	23,588	601	(56,327)	602
Other income (expense) – net	-	61	(130)	2,903	-	2,834
Income (loss) before income taxes	17,423	16,329	10,474	35,926	(56,327)	23,825
Income tax benefit (expense)	(269)	(354)	6,230	(5,612)	-	(5)
Consolidated net income (loss)	17,154	15,975	16,704	30,314	(56,327)	23,820
Less amount attributable to noncontrolling interest	-	-	-	6,666	-	6,666
Net income (loss) attributable to the Company	$17,154	$15,975	$16,704	$23,648	$(56,327)	$17,154
Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	66,385	-	66,385
Unrealized gain on marketable securities	-	-	-	520	-	520
Reclassification adjustment	-	-	-	148	-	148
Equity in subsidiary comprehensive income (loss)	60,919	54,947	60,919	-	(176,785)	-
Other comprehensive income (loss)	60,919	54,947	60,919	67,053	(176,785)	67,053
Comprehensive income (loss)	78,073	70,922	77,623	90,701	(233,112)	84,207
Less amount attributable to noncontrolling interest	-	-	-	6,134	-	6,134
Comprehensive income (loss) attributable to the Company	$78,073	$70,922	$77,623	$84,567	$(233,112)	$78,073

(In thousands)	Six Months Ended June 30, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(51,986)	$(12,171)	$(51,703)	$(3,652)	$74,971	$(44,541)
Reconciling items:
Depreciation and amortization	-	-	90,015	101,990	-	192,005
Deferred taxes	-	24	(15,685)	(8,523)	-	(24,184)
Provision for doubtful accounts	-	-	1,313	1,593	-	2,906
Other reconciling items – net	51,945	11,593	12,997	3,732	(74,971)	5,296
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	-	12,168	(7,204)	-	4,964
Increase in deferred income	-	-	14,135	42,376	-	56,511
Increase (decrease) in accrued expenses	(312)	893	(21,466)	309	-	(20,576)
Increase (decrease) in accounts payable and other liabilities	-	(1,204)	3,489	(28,782)	12,115	(14,382)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	580	-	2,441	(830)	-	2,191
Net cash provided by (used for) operating activities	227	(865)	47,704	101,009	12,115	160,190
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(62,670)	(68,126)	-	(130,796)
Decrease (increase) in intercompany notes receivable	-	(2,167,000)	(9,406)	2,663	2,173,743	-
Dividends from subsidiaries	2,167,000	-	641	-	(2,167,641)	-
Purchases of other operating assets	-	-	(1,595)	(8,235)	-	(9,830)
Proceeds from disposal of assets	-	-	6,095	1,100	-	7,195
Change in other – net	-	-	(1,000)	(2,425)	-	(3,425)
Net cash provided by (used for) investing activities	2,167,000	(2,167,000)	(67,935)	(75,023)	6,102	(136,856)
Cash flows from financing activities:
Draws on credit facilities	-	-	-	4,361	-	4,361
Payments on credit facilities	-	-	-	(1,962)	-	(1,962)
Proceeds from long-term debt	-	2,200,000	-	-	-	2,200,000
Payments on long-term debt	-	-	(56)	(6,206)	-	(6,262)
Decrease (increase) in intercompany notes payable - net	-	-	2,164,337	9,406	(2,173,743)	-
Net transfers to Clear Channel Communications	(56,279)	-	-	-	-	(56,279)
Intercompany funding	(31,340)	865	29,952	523	-	-
Dividends paid	(2,170,396)	-	(2,167,000)	(641)	2,167,641	(2,170,396)
Equity contributions from parent	-	-	-	-	-	-
Change in other – net	6,082	(33,000)	(7,002)	(7,960)	-	(41,880)
Net cash provided by (used for) financing activities	(2,251,933)	2,167,865	20,231	(2,479)	(6,102)	(72,418)

Effect of exchange rate changes on cash	-	-	-	(2,243)	-	(2,243)

Net increase (decrease) in cash and cash equivalents	(84,706)	-	-	21,264	12,115	(51,327)

Cash and cash equivalents at beginning of period	325,696	-	-	249,448	(32,489)	542,655

Cash and cash equivalents at end of period	$240,990	$-	$-	$270,712	$(20,374)	$491,328

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2011
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$17,154	$15,975	$16,704	$30,314	$(56,327)	$23,820
Reconciling items:
Depreciation and amortization	-	-	96,294	111,636	-	207,930
Deferred taxes	-	22	(1,120)	(15,327)	-	(16,425)
Provision for doubtful accounts	-	-	289	3,022	-	3,311
Other reconciling items – net	(16,704)	(16,036)	(23,598)	(3,855)	56,327	(3,866)
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	-	14,680	(18,215)	-	(3,535)
Increase in deferred income	-	-	16,391	32,224	-	48,615
Increase (decrease) in accrued expenses	-	-	(21,885)	(11,009)	-	(32,894)
Increase (decrease) in accounts payable and other liabilities	-	50	27,179	(5,697)	(18,132)	3,400
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	458	1,736	(22,274)	(13,844)	-	(33,924)
Net cash provided by (used for) operating activities	908	1,747	102,660	109,249	(18,132)	196,432
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(65,307)	(40,467)	-	(105,774)
Equity contributions to subsidiaries	-	-	(97)	-	97	-
Purchases of businesses and other operating assets	-	-	(3,522)	(312)	-	(3,834)
Proceeds from disposal of assets	-	-	6,925	3,253	-	10,178
Decrease in intercompany notes receivable - net
Change in other – net	-	20,100	879	619	(20,804)	794
Net cash provided by (used for) investing activities	-	20,100	(61,122)	(36,907)	(20,707)	(98,636)
Cash flows from financing activities:
Increase in intercompany notes payable - net	-	-	-	(20,100)	20,100	-
Payments on credit facilities	-	-	-	(1,893)	-	(1,893)
Proceeds from long-term debt	-	-	-	-	-	-
Payments on long-term debt	-	-	-	(5,878)	-	(5,878)
Net transfers to Clear Channel Communications	(100,155)	-	-	-	-	(100,155)
Intercompany funding	59,967	(21,847)	(41,538)	3,418	-	-
Equity contributions from parent	-	-	-	97	(97)	-
Change in other – net	729	-	-	(6,041)	704	(4,608)
Net cash used for financing activities	(39,459)	(21,847)	(41,538)	(30,397)	20,707	(112,534)

Effect of exchange rate changes on cash	-	-	-	7,232	-	7,232

Net increase (decrease) in cash and cash equivalents	(38,551)	-	-	49,177	(18,132)	(7,506)

Cash and cash equivalents at beginning of period	426,742	-	-	203,789	(6,513)	624,018

Cash and cash equivalents at end of period	$388,191	$-	$-	$252,966	$(24,645)	$616,512

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

Advertising revenue for our segments is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally.  According to the U.S. Department of Commerce, estimated U.S. GDP growth for the second quarter of 2012 was 1.5%.  Internationally, our results are impacted by fluctuations in foreign currency exchange rates and economic conditions in the foreign markets in which we have operations.

Executive Summary

The key developments in our business for the three and six months ended June 30, 2012 are summarized below:

•         Consolidated revenue decreased $27.9 million including negative foreign exchange movements of $38.1 million during the three months ended June 30, 2012 and decreased $26.8 million including negative foreign exchange movements of $48.8 million during the first six months of 2012 compared to the same periods of 2011. Excluding foreign exchange impacts, consolidated revenue increased $10.2 million and $22.0 million, respectively, over the comparable three-month and six-month periods in the prior year.

•         Americas revenue increased $2.5 million and $12.9 million during the three and six months ended June 30, 2012, respectively, compared to the same periods of 2011.

•         During the six months ended June 30, 2012, we deployed 106 digital displays in the United States, compared to 96 in the six months ended June 30, 2011.  We continue to see opportunities to invest in digital displays and expect our digital display deployments will continue throughout 2012.

•         International revenue decreased $30.3 million and $39.7 million including negative foreign exchange movements of $37.4 million and $48.1 million during the three and six months ended June 30, 2012, respectively, compared to the same periods of 2011.  Excluding foreign exchange impacts, revenue increased $7.1 million and $8.4 million, respectively, over the comparable three-month and six-month periods in the prior year.  The strengthening of the dollar significantly contributed to the revenue decline in our International advertising business. The weakened macroeconomic conditions in Europe had a negative impact on certain countries in which we operate.

•         Our wholly-owned subsidiary, Clear Channel Worldwide Holdings, Inc. (“CCWH”), issued $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (collectively, the “Subordinated Notes”) and in connection therewith, we paid a special cash dividend equal to $2,170.4 million. Please refer to the “Clear Channel

Worldwide Holdings Senior Subordinated Notes Issuance” section within this MD&A for further discussion of the Subordinated Notes offering, including the use of the proceeds.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of our results of operations for the three and six months ended June 30, 2012 to the three and six months ended June 30, 2011 is as follows:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2012	2011	Change	2012	2011	Change
Revenue	$761,326	$789,208	(4)%	$1,412,609	$1,439,422	(2)%
Direct operating expenses (excludes depreciation and amortization)	406,895	415,472	(2)%	800,948	806,852	(1)%
Selling, general and administrative expenses (excludes depreciation and amortization)	132,285	142,937	(7)%	285,434	266,117	7%
Corporate expenses (excludes depreciation and amortization)	27,838	23,038	21%	52,148	45,021	16%
Depreciation and amortization	99,668	105,600	(6)%	192,005	207,930	(8)%
Other operating income – net	2,746	4,300	(36)%	6,749	9,102	(26)%
Operating income	97,386	106,461	(9)%	88,823	122,604	(28)%
Interest expense	102,953	60,803		170,784	121,786
Interest income on Due from Clear Channel Communications	16,089	10,518		32,069	19,571
Equity in earnings (loss) of nonconsolidated affiliates	(157)	673		264	602
Other income (expense) – net	(1,631)	(277)		(2,125)	2,834
Income (loss) before income taxes	8,734	56,572		(51,753)	23,825
Income tax benefit (expense)	(8,082)	(22,360)		7,212	(5)
Consolidated net income (loss)	652	34,212		(44,541)	23,820
Less amount attributable to noncontrolling interest	8,768	7,517		7,445	6,666
Net income (loss) attributable to the Company	$(8,116)	$26,695		$(51,986)	$17,154

Consolidated Revenue

Our consolidated revenue during the second quarter of 2012 decreased $27.9 million including negative movements in foreign exchange of $38.1 million compared to the same period of 2011. Excluding the impact of foreign exchange movements, consolidated revenue increased $10.2 million. Americas revenue increased $2.5 million driven primarily by our bulletin revenue growth as a result of our continued digital display deployments during 2011 and 2012. Our International revenue decreased $30.3 million including negative movements in foreign exchange of $37.4 million compared to the same period of 2011. Excluding the impact of foreign exchange movements, International revenue increased $7.1 million.  Revenue from street furniture contracts was a primary driver of our growth in certain countries, partially offset by declines in others as a result of weakened macroeconomic conditions.

Our consolidated revenue decreased $26.8 million including negative movements in foreign exchange of $48.8 million during the first six months of 2012 compared to the same period of 2011. Excluding the impact of foreign exchange movements, revenue increased $22.0 million. Americas revenue increased $12.9 million, driven primarily by our bulletin revenue growth as a result of our continued deployment of new digital displays and revenue growth from our airports business. Our International revenue decreased $39.7 million including negative movements in foreign exchange of $48.1 million compared to the same period of 2011.  Excluding the impact of foreign exchange movements, revenue increased $8.4 million.  Street furniture and billboard revenue in certain countries drove our revenue growth, which was partially offset by declines in certain countries as a result of weakened macroeconomic conditions.

Consolidated Direct Operating Expenses

Direct operating expenses decreased $8.6 million including a $23.7 million decline due to the effects of movements in foreign exchange during the second quarter of 2012 compared to the same period of 2011.  Americas direct operating expenses increased $2.2 million, primarily due to higher site lease expense associated with our continued deployment of digital bulletins.  Direct operating expenses in our International segment decreased $10.8 million including a $23.2 million decline from movements in foreign exchange. The increase in expense excluding the impact of movements in foreign exchange was primarily driven by higher site lease and other expenses as a result of new contracts.

Direct operating expenses decreased $5.9 million including a $31.0 million decline due to the effects of movements in foreign exchange during the first six months of 2012 compared to the same period of 2011.  Americas direct operating expenses increased $10.6 million, primarily due to increased site lease expense related to bulletin growth as a result of our continued development of digital displays. Direct operating expenses in our International segment decreased $16.5 million including a $30.5 million decline due to the effects of movements in foreign exchange. The increase in expense excluding the impact of movements in foreign exchange was primarily driven by higher site lease and other expenses as a result of new contracts.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses decreased $10.7 million including a decrease of $10.3 million due to the effects of movements in foreign exchange during the second quarter of 2012 compared to the same period of 2011. SG&A expenses decreased $4.3 million in our Americas segment due to a favorable court ruling resulting in a $7.8 million decrease partially offset by increased personnel costs and costs associated with strategic revenue initiatives.  Our International SG&A expenses decreased $6.3 million including a $10.4 million decline due to the effects of movements in foreign exchange, partially offset by increases in legal and other expenses in Latin America.

SG&A expenses increased $19.3 million including a decrease of $14.1 million due the effects of movements in foreign exchange during the first six months of 2012 compared to the same period of 2011.  SG&A expenses in our Americas segment were relatively flat, including a favorable court ruling resulting in a $7.8 million decrease partially offset by additional personnel costs and costs associated with strategic revenue initiatives. Our International SG&A expenses increased $20.6 million including a $14.4 million decline due to the effects of movements in foreign exchange. The increase was primarily due to $22.7 million of expense related to the unfavorable impact of litigation in Latin America, including expenses related to the Brazil litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q.

Corporate Expenses

Corporate expenses increased $4.8 million and $7.1 million during the second quarter and first six months of 2012, respectively, compared to the same periods of 2011, primarily related to increased compensation expense.

Depreciation and Amortization

Depreciation and amortization decreased $5.9 million and $15.9 million during the three and six months ended June 30, 2012, respectively, compared to the same periods of 2011, primarily as a result of declines in accelerated depreciation and amortization in our Americas segment due to timing related to the removal of various structures, including the removal of traditional billboards in connection with the continued deployment of digital billboards.  Additionally, amortization declined in our International segment primarily as a result of assets that became fully amortized during 2011.

Other Operating Income – Net

Other income of $2.7 million and $6.7 million in the second quarter and first six months of 2012, respectively, primarily related to proceeds received from condemnations of bulletins and buildings.

Interest Expense

Interest expense increased $42.1 million and $49.0 million during the second quarter and first six months of 2012, respectively, compared to the same periods of 2011 primarily as a result of the issuance of the Subordinated Notes during the first quarter of 2012.

Interest Income on Due From Clear Channel Communications

Interest income increased $5.6 million and $12.5 million during the second quarter and first six months of 2012, respectively, compared to the same period of 2011 due to the increase in the balance of the Due from Clear Channel Communications account during 2012.

Income Tax Benefit

Our operations are included in a consolidated income tax return filed by CC Media Holdings, Inc. (“CC Media Holdings”).  However, for our financial statements, our provision for income taxes was computed as if we file separate consolidated Federal income tax returns with our subsidiaries.

The effective tax rate is the provision for income taxes as a percent of income before income taxes.  The effective tax rates for the three and six months ended June 30, 2012 were 92.5% and 13.9%, respectively, and were primarily impacted by tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future periods.

The effective tax rate for the three and six months ended June 30, 2011 was 39.5% and 0%, respectively.  The 2011 effective tax rate was primarily impacted by our settlement of U.S. federal and state tax examinations.  Pursuant to the settlements, we recorded a reduction to income tax expense of approximately $3.7 million to reflect the net tax benefits of the settlements.  In addition, the effective rate for the six months ended June 30, 2011 was impacted by our ability to benefit from certain tax loss carry forwards in foreign jurisdictions due to increased taxable income during 2011, where the losses previously did not provide a benefit.

Americas Results of Operations

Our Americas operating results were as follows:

(In thousands)	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2012	2011	Change	2012	2011	Change
Revenue	$320,678	$318,217	1%	$600,829	$587,918	2%
Direct operating expenses	143,185	141,010	2%	287,595	276,960	4%
SG&A expenses	44,699	49,035	(9%)	97,278	98,593	(1%)
Depreciation and amortization	48,567	50,322	(3%)	91,525	98,944	(7%)
Operating income	$84,227	$77,850	8%	$124,431	$113,421	10%

Three Months

                Our Americas revenue increased $2.5 million during the second quarter of 2012 compared to the same period of 2011, driven by growth in bulletins as a result of our continued digital display deployments during 2011 and 2012.  Our airport revenues grew as a result of increased rates. These increases were partially offset by declines in poster revenues.

Direct operating expenses increased $2.2 million, primarily due to higher site lease expense associated with our continued deployment of digital bulletins. SG&A expenses decreased $4.3 million in our Americas segment as a result of a favorable court ruling resulting in a $7.8 million decrease, partially offset by increased personnel costs and costs associated with strategic revenue initiatives.

Six Months

                Our Americas revenue increased $12.9 million during the first six months of 2012 compared to the same period of 2011, primarily from growth in bulletin and airport revenues. Our continued deployment of new digital displays is driving our growth.  Our airports growth was driven by increased rates. These increases were partially offset by declines in poster revenues.

Direct operating expenses increased $10.6 million, primarily due to increased site lease expense and production costs primarily as result of our continued deployment of digital bulletins.  SG&A expenses were relatively flat due to a favorable court ruling resulting in a $7.8 million decrease offset by higher personnel costs and costs associated with strategic revenue initiatives.

Depreciation and amortization decreased $7.4 million, primarily as a result of declines in accelerated depreciation and amortization in our Americas segment due to timing related to the removal of various structures, including the removal of traditional billboards in connection with the continued deployment of digital billboards.

International Results of Operations

Our International operating results were as follows:

(In thousands)	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2012	2011	Change	2012	2011	Change
Revenue	$440,648	$470,991	(6%)	$811,780	$851,504	(5%)
Direct operating expenses	263,710	274,462	(4%)	513,353	529,892	(3%)
SG&A expenses	87,586	93,902	(7%)	188,156	167,524	12%
Depreciation and amortization	50,710	55,278	(8%)	99,745	108,986	(8%)
Operating income	$38,642	$47,349	(18%)	$10,526	$45,102	(77%)

Three Months

International revenue decreased $30.3 million during the second quarter of 2012 compared to the same period of 2011, including $37.4 million of unfavorable movements in foreign exchange. Excluding the impact of movements in foreign exchange, countries including Australia, Switzerland, China and the UK experienced increased revenues, primarily related to our street furniture business.  New contracts won during 2011 helped drive revenue growth.  These increases were partially offset by revenue declines in certain geographies as a result of weakened macroeconomic conditions, particularly in France, southern Europe and the Nordic countries.

Direct operating expenses decreased $10.8 million including a $23.2 million decline due to the effects of movements in foreign exchange. The increase in expense excluding the impact of movements in foreign exchange was primarily driven by higher site lease and other expenses as a result of new contracts.  SG&A expenses decreased $6.3 million including a $10.4 million decline due to the effects of movements in foreign exchange, partially offset by increases in legal and other expenses in Latin America. Also affecting the increase is $6.3 million included in the second quarter of 2011 resulting from unfavorable litigation.

Depreciation and amortization declined $4.6 million in our International segment primarily as a result of assets that became fully amortized during 2011.

Six Months

International revenue decreased $39.7 million during the first six months of 2012 compared to the first six months of 2011, including $48.1 million of unfavorable movements in foreign exchange. Excluding the impact of movements in foreign exchange, countries including Australia, Switzerland, Belgium and China experienced increased revenues, primarily related to our street furniture business.  New contracts won during 2011 helped drive revenue growth.  These increases were partially offset by revenue declines in certain geographies as a result of weakened macroeconomic conditions, particularly in France, southern Europe and the Nordic countries.

Direct operating expenses decreased $16.5 million including a $30.5 million decline due to the effects of movements in foreign exchange. The increase in expense excluding the impact of movements in foreign exchange was primarily driven by higher site lease and other expenses as a result of new contracts. These increases were partially offset by lower variable costs in countries where revenues have declined.

SG&A expenses increased $20.6 million including a $14.4 million decrease from the effects of movements in foreign exchange. The increase was driven primarily by $22.7 million of expense related to the unfavorable impact of litigation in Latin America, including expenses related to the Brazil litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q. Also contributing to the increase was additional marketing expenses related to sales force initiatives.

Depreciation and amortization declined $9.2 million in our International segment primarily as a result of assets that became fully amortized during 2011.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Americas	$84,227	$77,850	$124,431	$113,421
International	38,642	47,349	10,526	45,102
Corporate expenses	(28,229)	(23,038)	(52,883)	(45,021)
Other operating income – net	2,746	4,300	6,749	9,102
Consolidated operating income	$97,386	$106,461	$88,823	$122,604

Share-Based Compensation Expense

The following table presents amounts related to share-based compensation expense for the three and six months ended June 30, 2012 and 2011, respectively:

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Americas	$1,240	$1,674	$3,172	$3,842
International	874	701	2,083	1,604
Corporate	40	33	101	75
Total share-based compensation expense	$2,154	$2,408	$5,356	$5,521

As of June 30, 2012, there was $22.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements.  This cost is expected to be recognized over a weighted average period of approximately three years.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following discussion highlights our cash flow activities during the three months ended June 30, 2012 and 2011.

(In thousands)	Six Months Ended June 30,
	2012	2011
Cash provided by (used for):
Operating activities	$160,190	$196,432
Investing activities	(136,856)	(98,636)
Financing activities	(72,418)	(112,534)

Operating Activities

Our consolidated net loss, adjusted for $176.0 million of non-cash items, provided positive cash flows of $131.5 million during the first six months of 2012.  Our consolidated net income, adjusted for $191.0 million of non-cash items, provided positive cash flows of $214.8 million during the first six months of 2011.  Cash provided by operating activities during the six months  ended June 30, 2012 was $160.2 million compared to $196.4 million during the six months ended June 30, 2011.

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

Investing Activities

Cash used for investing activities of $136.9 during the first six months of 2012 primarily reflected capital expenditures of $130.8 million. We spent $59.1 million in our Americas segment primarily related to the construction of new billboards, and $66.9 million in our International segment primarily related to new billboard and street furniture contracts and renewals of existing contracts.

Cash used for investing activities of $98.6 million for the six months ended June 30, 2011 primarily reflected capital expenditures of $105.8 million. We spent $65.5 million in our Americas segment primarily related to the construction of new billboards and $39.1 million in our International segment primarily related to new billboard and street furniture contracts and renewals of existing contracts.

Financing Activities

Cash used for financing activities of $72.4 million for the six months ended June 30, 2012 primarily reflected the payment of the CCOH Dividend (defined below) totaling $2,170.4 million and net transfers of $56.3 million in cash to Clear Channel Communications which represents the activity in the “Due from/to Clear Channel Communications” account.   The proceeds from the Subordinated Notes issuance of $2.2 billion partially offset the cash used for financing activities.

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

                Furthermore, in its Quarterly Report on Form 10-Q filed with the SEC on August 1, 2012, Clear Channel Communications stated that it expects to be in compliance with the covenants in its material financing agreements in 2012.  Clear Channel Communications similarly stated in such Quarterly Report that its anticipated results are also subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants.  Moreover, Clear Channel Communications stated in such Quarterly Report that its ability to comply with the covenants in its material financing agreements may be affected by events beyond its control, including prevailing economic, financial and industry conditions.  As discussed therein, the breach of any covenants set forth in Clear Channel Communications’ financing agreements would result in a default thereunder, and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, as discussed therein, the lenders under the receivables-based credit facility under Clear Channel Communications’ senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. In addition, Clear Channel Communications stated in such Quarterly Report that if Clear Channel Communications is unable to repay its obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility.  Finally, Clear Channel Communications stated in such Quarterly Report that a default or acceleration under any of its material financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.  If Clear Channel Communications were to become insolvent, we would be an unsecured creditor of Clear Channel Communications.  In such event, we would be treated the same as other unsecured creditors of Clear Channel Communications and, if we were not entitled to the cash previously transferred to Clear Channel Communications, or could not obtain such cash on a timely basis, we could experience a liquidity shortfall.

For so long as Clear Channel Communications maintains significant control over us, a deterioration in the financial condition of Clear Channel Communications could have the effect of increasing our borrowing costs or impairing our access to capital markets.  As of June 30, 2012, Clear Channel Communications had $1,317 million recorded as “Cash and cash equivalents” on its condensed consolidated balance sheets.

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

Sources of Capital

As of June 30, 2012 and December 31, 2011, we had the following debt outstanding, cash and cash equivalents and amounts due from Clear Channel Communications:

(In millions)	June 30,	December 31,
	2012	2011

Clear Channel Worldwide Holdings Senior Notes	$2,500.0	$2,500.0
Clear Channel Worldwide Holdings Senior Subordinated Notes	2,200.0	-
Other debt	42.2	45.9
Total debt	4,742.2	2,545.9
Less: Cash and cash equivalents	491.3	542.7
Less: Due from Clear Channel Communications	712.3	656.0
	$3,538.6	$1,347.2

We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities.  Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Promissory Notes with Clear Channel Communications

We maintain accounts that represent net amounts due to or from Clear Channel Communications, which is recorded as “Due from/to Clear Channel Communications” on our condensed consolidated balance sheets.  The accounts represent our revolving promissory note issued by us to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to us in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances.  The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand or when they mature on December 15, 2017.  Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications.  At June 30, 2012 and December 31, 2011, the asset recorded in “Due from Clear Channel Communications” on our condensed consolidated balance sheet was $712.3 million and $656.0 million, respectively.  At June 30, 2012, we had no borrowings under the cash management note to Clear Channel Communications.

The net interest income for the three months ended June 30, 2012 and 2011 was $16.1 million and $10.5 million, respectively. The net interest income for the six months ended June 30, 2012 and 2011 was $32.1 million and $19.6 million, respectively.  At June 30, 2012 and December 31, 2011, the interest rate on the “Due from Clear Channel Communications” account was 9.25%, which is equal to the fixed interest rate on the CCWH senior notes.

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

As long as Clear Channel Communications maintains a significant interest in us, pursuant to the Master Agreement between Clear Channel Communications and us, Clear Channel Communications will have the option to limit our ability to incur debt or issue equity securities, among other limitations, which could adversely affect our ability to meet our liquidity needs.  Under the Master Agreement with Clear Channel Communications, we are limited in our borrowings from third parties to no more than $400.0 million at any one time outstanding, without the prior written consent of Clear Channel Communications.

Clear Channel Worldwide Holdings Senior Notes

The Series A Notes indenture and the Series B Notes indenture governing CCWH’s senior notes restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test.  In order to incur additional indebtedness under this test, our debt to adjusted EBITDA ratios (as defined in the indentures) must be lower than 6.5:1 and 3.25:1 for total debt and senior debt, respectively.  The indentures contain certain other exceptions that allow us to incur additional indebtedness.  The Series B Notes indenture also permits us to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if our debt to adjusted EBITDA ratios (as defined in the indenture) are lower than 6.0:1 and 3.0:1 for total debt and senior debt, respectively. The Series A Notes indenture does not limit our ability to pay dividends.  The Series B Notes indenture contains certain exceptions that allow us to incur additional indebtedness and pay dividends, including a $500 million exception for the payment of dividends.

Consolidated leverage ratio, defined as total debt divided by EBITDA for the preceding four quarters was 6.05:1 at June 30, 2012, and senior leverage ratio, defined as senior debt divided by EBITDA for the preceding four quarters was 3.24:1 at June 30, 2012. Our adjusted EBITDA of $785.7  million is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense) – net, plus non-cash compensation, and is further adjusted for the following items: (i) an increase of $30.9 million for non-cash items; (ii) an increase of $48.1 million related to costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; and (iii) an increase of $9.3 million for various other items.

Clear Channel Worldwide Holdings Senior Subordinated Notes Issuance

During the first quarter of 2012, CCWH issued the Subordinated Notes.  Interest on the Subordinated Notes is payable to the trustee weekly in arrears and to the noteholders on March 15 and September 15 of each year, beginning on September 15, 2012.

The Subordinated Notes are CCWH’s senior subordinated obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by us, our wholly-owned subsidiary Clear Channel Outdoor, Inc. (“CCOI”), and certain of our other domestic subsidiaries (collectively, the “Guarantors”). The Subordinated Notes are unsecured senior subordinated obligations that rank junior to all of CCWH’s existing and future senior debt, including CCWH’s outstanding senior notes, equally with any of CCWH’s existing and future senior subordinated debt and ahead of all of CCWH’s existing and future debt that expressly provides that it is subordinated to the Subordinated Notes. The guarantees of the Subordinated Notes rank junior to each Guarantor’s existing and future senior debt, including CCWH’s outstanding senior notes, equally with each Guarantor’s existing and future senior subordinated debt and ahead of each Guarantor’s existing and future debt that expressly provides that it is subordinated to the guarantees of the Subordinated Notes.

The $275.0 million aggregate principal amount of 7.625% Series A Subordinated Notes were issued pursuant to an indenture, dated as of March 15, 2012 (the “Series A Subordinated Note Indenture”), among CCWH, us, CCOI and the other guarantors named therein (collectively with us and CCOI, the “Series A Subordinated Note Guarantors”) and U.S. Bank National Association, as trustee

(the “Trustee”), and the $1,925.0 million aggregate principal amount of 7.625% Series B Subordinated Notes were issued pursuant to an indenture, dated as of March 15, 2012 (the “Series B Subordinated Note Indenture” and together with the Series A Subordinated Note Indenture, the “Subordinated Indentures”), among CCWH, us, CCOI and the other guarantors named therein (collectively with us and CCOI, the “Series B Subordinated Note Guarantors”) and the Trustee.

At any time prior to March 15, 2015, CCWH may redeem the Subordinated Notes, in whole or in part, at a price equal to 100% of the principal amount of the Subordinated Notes plus a “make-whole” premium, together with accrued and unpaid interest, if any, to the redemption date. CCWH may redeem the Subordinated Notes, in whole or in part, on or after March 15, 2015, at the redemption prices set forth in the applicable Subordinated Indenture plus accrued and unpaid interest to the redemption date. At any time on or before March 15, 2015, CCWH may elect to redeem up to 40% of the then outstanding aggregate principal amount of the Subordinated Notes at a redemption price equal to 107.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings. Notwithstanding the foregoing, neither we nor any of our subsidiaries is permitted to make any purchase of, or otherwise effectively cancel or retire any Series B Subordinated  Notes if, after giving effect thereto and, if applicable, any concurrent purchase of or other addition with respect to any Series A Subordinated Notes, the ratio of (a) the outstanding aggregate principal amount of the Series A Subordinated  Notes to (b) the outstanding aggregate principal amount of the Series B Subordinated Notes shall be greater than 0.25, subject to certain exceptions.

The Series A Subordinated Note Indenture contains covenants that limit our ability and the ability of our restricted subsidiaries to, among other things: (i) incur additional debt or issue certain preferred stock; (ii) engage in certain transactions with affiliates; (iii) create restrictions on dividends or other payments by the restricted subsidiaries; and (iv) merge, consolidate or sell substantially all of our or CCWH’s assets. The Series A Subordinated Note Indenture does not include limitations on dividends, stock redemptions or other distributions or investments or on asset sales. The Series B Subordinated Note Indenture contains covenants that limit the our ability and the ability of our restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) transfer or sell assets; (iv) engage in certain transactions with affiliates; (v) create restrictions on dividends or other payments by the restricted subsidiaries; and (vi) merge, consolidate or sell substantially all of our or CCWH’s assets. The Subordinated Indentures also provide for customary events of default.

We capitalized $40.0 million in fees and expenses associated with the Subordinated Notes offering and are amortizing them through interest expense over the life of the Subordinated Notes.

With the proceeds of the Subordinated Notes (net of the initial purchasers’ discount of $33.0 million), CCWH loaned an aggregate amount equal to $2,167.0 million to CCOI. CCOI paid all other fees and expenses of the offering using cash on hand and, with the proceeds of the loans, made a special cash dividend to us, and we in turn made the special cash dividend (the “CCOH Dividend”) on March 15, 2012 in an amount equal to $6.0832 per share to our Class A and Class B stockholders of record at the close of business on March 12, 2012, including Clear Channel Holdings, Inc. (“Clear Channel Holdings”) and CC Finco, LLC (“CC Finco”), both wholly-owned subsidiaries of Clear Channel Communications.

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

Certain of our International subsidiaries may borrow under the sub-limit to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility.  The obligations of these International subsidiaries that are borrowers under the revolving credit facility are guaranteed by certain of our material wholly-owned subsidiaries, and secured by substantially all of the assets of such borrowers and guarantors, subject to permitted liens and other exceptions.  As of June 30, 2012, we had no outstanding borrowings under the $750 thousand sub-limit facility.  Clear Channel Communications had borrowed the entire sub-limit capacity as of June 30, 2012.

In connection with the Subordinated Notes issuance, Clear Channel Communications used cash on hand to prepay $170.5 million of additional indebtedness under its senior secured credit facilities in order to remain in compliance with its debt covenants.

Other Debt

Other debt consists primarily of loans with international banks.  At June 30, 2012, approximately $42.2 million was outstanding as other debt.

Clear Channel Communications’ Debt Covenants

The Clear Channel Communications’ senior secured credit facility contains a significant financial covenant which requires Clear Channel Communications to comply on a quarterly basis with a financial covenant limiting the ratio of its consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA for the preceding four quarters (maximum of 9.5:1).  The financial covenant becomes more restrictive over time beginning in the second quarter of 2013.  In its Quarterly Report on Form 10-Q filed with the SEC on August 1, 2012, Clear Channel Communications stated that it was in compliance with this covenant as of June 30, 2012.

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

Equity Price Risk

The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices.  It is estimated that a 20% change in the market prices of these securities would change their carrying value and our comprehensive income at June 30, 2012 by $0.7 million.

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported a net gain of $22.5 million and a net loss of $3.7 million for the three and six months ended June 30, 2012, respectively.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net gain in the second quarter of 2012 by $2.3 million. We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have increased our net loss for the six months ended June 30, 2012 by $0.4 million. A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three and six months ended June 30, 2012 would have increased our net gain and decreased our net loss by a corresponding amount, respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Brazil Litigation

On or about July 12, 2006 and April 12, 2007, two of our operating businesses (L&C Outdoor Ltda. (“L&C”) and Publicidad Klimes São Paulo Ltda. (“Klimes”), respectively) in the São Paulo, Brazil market received notices of infraction from the state taxing authority, seeking to impose a value added tax (“VAT”) on such businesses, retroactively for the period from December 31, 2001 through January 31, 2006. The taxing authority contends that these businesses fall within the definition of “communication services” and as such are subject to the VAT. L&C and Klimes filed separate petitions to challenge the imposition of this tax.

On August 8, 2011, Brazil’s National Council of Fiscal Policy (CONFAZ) published a convenio authorizing sixteen states, including the State of São Paulo, to issue an amnesty that would reduce the principal amount of VAT allegedly owed and reduce or waive related interest and penalties.  The State of São Paulo ratified the amnesty in late August 2011.   On May 10, 2012, the State of São Paulo published an amnesty decree that mirrors the convenio.  Klimes and L&C accepted the amnesty on May 24, 2012 by making the aggregate required payment of $10.9 million.  On that same day, Klimes and L&C filed petitions to discontinue the tax litigation based on the amnesty payments.

Stockholder Litigation

                Two derivative lawsuits were filed in March 2012 in Delaware Chancery Court by stockholders of the Company, which is an indirect non-wholly owned subsidiary of Clear Channel Communications, which is, in turn, an indirect wholly owned subsidiary of CC Media Holdings.  The consolidated lawsuits are captioned In re Clear Channel Outdoor Holdings, Inc. Derivative Litigation, Consolidated Case No. 7315-CS. The complaints name as defendants certain of Clear Channel Communications’ and the Company’s current and former directors and Clear Channel Communications, as well Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P.  The Company also is named as a nominal defendant.  The complaints allege, among other things, that in December 2009 Clear Channel Communications breached fiduciary duties to the Company and its stockholders by allegedly requiring the Company to agree to amend the terms of a revolving promissory note payable by Clear Channel Communications to the Company to extend the maturity date of the note and to amend the interest rate payable on the note.  According to the complaints, the terms of the amended promissory note were unfair to the Company because, among other things, the interest rate was below market.  The complaints further allege that Clear Channel Communications was unjustly enriched as a result of that transaction.  The complaints also allege that the director defendants breached fiduciary duties to the Company in connection with that transaction and that the transaction constituted corporate waste.  On April 4, 2012, the board of directors of the Company formed a special litigation committee consisting of independent directors (the “SLC”) to review and investigate plaintiffs’ claims and determine the course of action that serves the best interests of the Company and its stockholders.  On June 20, 2012, the SLC filed a motion to stay the lawsuits for six months while it completes its review and investigation.  In response, on June 27, 2012, plaintiffs filed a motion for an expedited trial, asking the Court to schedule a trial on the merits in October 2012. On July 23, 2012, the Court issued an order granting the motion to stay and denying the motion for an expedited trial.

Item 1A.  Risk Factors

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.  There have not been any material changes in the risk factors disclosed those reports.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases made during the quarter ended June 30, 2012 by or on behalf of the Company or an affiliated purchaser of shares of our Class A common stock registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	-	-	-	(1)
May 1 through May 31	-	-	-	(1)
June 1 through June 30	-	-	-	(1)
Total	-	-	-	$82,934,423 (1)

(1)     On August 9, 2010, Clear Channel Communications, the Company’s indirect parent entity, announced that its board of directors approved a stock purchase program under which Clear Channel Communications or its subsidiaries may purchase up to an aggregate of $100 million of the Class A common stock of the Company and/or the Class A common stock of CC Media Holdings, the indirect parent entity of Clear Channel Communications.  During the quarter ended June 30, 2012, a subsidiary of Clear Channel Communications purchased $692,887 of the Class A common stock of CC Media Holdings (111,291 shares) under the stock purchase program.  No shares of the Company’s Class A common stock were purchased under the stock purchase program during the quarter ended June 30, 2012.  During 2011, a subsidiary of Clear Channel Communications purchased $16,372,690 of the Class A common stock of the Company (1,553,971 shares) in open market purchases.  As a result of these purchases of shares of the Class A common stock of CC Media Holdings and the Class A common stock of the Company, an aggregate of $82,934,423 remains available under the stock purchase program to purchase the Class A common stock of CC Media Holdings and/or the Class A common stock of the Company.  The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at Clear Channel Communications’ discretion.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
10.1

Clear Channel Outdoor Holdings, Inc. 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-181514) filed on May 18, 2012).

10.2

Clear Channel Outdoor Holdings, Inc. Amended and Restated 2006 Annual Incentive Plan (Incorporated by reference to Appendix B to the Clear Channel Outdoor Holdings, Inc. Definitive Proxy Statement on Schedule 14A for its 2012 Annual Meeting of Stockholders filed on April 9, 2012).

10.3

Form of Restricted Stock Unit Agreement under the Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan, dated May 10, 2012, between Thomas W. Casey and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.49 to the Clear Channel Worldwide Holdings, Inc. Registration Statement on Form S-4 (File No. 333-182265) filed on June 21, 2012).

11*	Statement re: Computation of Income (Loss) Per Share.
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101***	Interactive Data Files.

__________________

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

August 1, 2012                                                    /s/ SCOTT D. HAMILTON

                                                                                       Scott D. Hamilton

                                                                                       Senior Vice President, Chief Accounting Officer and

                                                                                       Assistant Secretary