Form 10-Q/A
period 2012-06-30
Clear Channel Outdoor Holdings, Inc.
filed 2012-08-03
CIK 1334978

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

Explanatory Note

This Amendment No. 1 (“the Amendment”) to the Clear Channel Outdoor Holdings, Inc. (the “Company”) Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”) filed with the Securities and Exchange Commission on August 2, 2012 (the “Filing Date”) is filed solely to correct the net loss attributable to the Company per common share amounts included in the financial statements in Part I, Item 1 and included in Exhibit 11 thereto and to make corresponding changes to Exhibit 101 to the Form 10-Q, which contains the XBRL (Extensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q.  Due to an administrative error, the adjustment for participating securities dividends was incorrect, resulting in net loss attributable to the Company per common share being overstated by $0.02 per share and $0.02 per share for the three months and six months ended June 30, 2012, respectively. This error was also reflected in the Company’s earnings release that was issued on August 1, 2012 and furnished to the Securities and Exchange Commission on August 1, 2012.  This error had no impact on any other items presented on the Company’s Consolidated Statements of Comprehensive Income (Loss) including Revenue, Operating Income, Net income (loss) and Net income (loss) attributable to the Company.  The calculation error had no impact on the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Cash Flows or any disclosures included in the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis.  No other changes to our Form 10-Q are made in this Amendment.  This Amendment speaks as of the Filing Date, does not reflect events that may have occurred subsequent to the Filing Date, and, other than as set forth below, does not modify or update the disclosures made in the Form 10-Q.  Accordingly, this Amendment should be read in conjunction with the Form 10-Q.

2

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

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue	$761,326	$789,208	$1,412,609	$1,439,422
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	406,895	415,472	800,948	806,852
Selling, general and admin expenses (excludes depreciation and amortization)	132,285	142,937	285,434	266,117
Corporate expenses (excludes depreciation and amortization)	27,838	23,038	52,148	45,021
Depreciation and amortization	99,668	105,600	192,005	207,930
Other operating income – net	2,746	4,300	6,749	9,102
Operating income	97,386	106,461	88,823	122,604
Interest expense	102,953	60,803	170,784	121,786
Interest income on Due from Clear Channel Communications	16,089	10,518	32,069	19,571
Equity in earnings (loss) of nonconsolidated affiliates	(157)	673	264	602
Other income (expense) – net	(1,631)	(277)	(2,125)	2,834
Income (loss) before income taxes	8,734	56,572	(51,753)	23,825
Income tax benefit (expense)	(8,082)	(22,360)	7,212	(5)
Consolidated net income (loss)	652	34,212	(44,541)	23,820
Less amount attributable to noncontrolling interest	8,768	7,517	7,445	6,666
Net income (loss) attributable to the Company	$(8,116)	$26,695	$(51,986)	$17,154
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(38,343)	28,366	(4,832)	66,385
Unrealized gain (loss) on marketable securities	(279)	59	10	148
Reclassification adjustment	91	(1,949)	154	520
Other comprehensive income (loss)	(38,531)	26,476	(4,668)	67,053
Comprehensive income (loss)	(46,647)	53,171	(56,654)	84,207
Less amount attributable to noncontrolling interest	(1,546)	3,832	(1,735)	6,134
Comprehensive income (loss) attributable to the Company	$(45,101)	$49,339	$(54,919)	$78,073

Net income (loss) attributable to the Company per common share:
Basic	$(0.02)	$0.07	$(0.17)	$0.04
Weighted average common shares outstanding – Basic	356,944	355,883	356,655	355,839

Diluted	$(0.02)	$0.07	$(0.17)	$0.04
Weighted average common shares outstanding – Diluted	356,944	356,658	356,655	356,624

Dividends declared per share	$-	$-	$6.08	$-

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

August 3, 2012                                                    /s/ SCOTT D. HAMILTON

                                                                                       Scott D. Hamilton

                                                                                       Senior Vice President, Chief Accounting Officer and

                                                                                       Assistant Secretary