Form 10-Q
period 2012-09-30
Clear Channel Outdoor Holdings, Inc.
filed 2012-11-02
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                               Class                                                                                                   Outstanding at October 26, 2012

      - - - - - - - - - - - - - - - - - - - - - - - - - -                                                                            - - - - - - - - - - - -  - - - - - - - - - -

  Class A Common Stock, $.01 par value                                                                                         42,220,486

  Class B Common Stock, $.01 par value                                                                                        315,000,000

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	September 30,
	2012	December 31,
	(Unaudited)	2011
CURRENT ASSETS
Cash and cash equivalents	$534,907	$542,655
Accounts receivable, net	690,201	702,091
Other current assets	221,612	208,982
Total Current Assets	1,446,720	1,453,728

PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,887,169	1,950,437
Other property, plant and equipment, net	309,266	296,273

INTANGIBLE ASSETS AND GOODWILL
Definite-lived intangibles, net	573,575	618,526
Indefinite-lived intangibles	1,106,799	1,105,704
Goodwill	856,623	857,193

OTHER ASSETS
Due from Clear Channel Communications	723,311	656,040
Other assets	170,698	150,284
Total Assets	$7,074,161	$7,088,185

CURRENT LIABILITIES
Accounts payable and accrued expenses	$580,846	$607,197
Deferred income	108,323	89,980
Current portion of long-term debt	19,710	23,806
Total Current Liabilities	708,879	720,983
Long-term debt	4,718,792	2,522,103
Deferred tax liability	793,300	822,932
Other long-term liabilities	288,689	281,940
Commitments and contingent liabilities (Note 6)

SHAREHOLDERS’ EQUITY
Noncontrolling interest	241,121	231,530
Class A common stock	423	411
Class B common stock	3,150	3,150
Additional paid-in capital	4,521,185	6,684,497
Retained deficit	(3,966,105)	(3,931,403)
Accumulated other comprehensive loss	(234,300)	(246,988)
Cost of shares held in treasury	(973)	(970)
Total Shareholders’ Equity	564,501	2,740,227

Total Liabilities and Shareholders’ Equity	$7,074,161	$7,088,185

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue	$731,141	$748,450	$2,143,750	$2,187,872
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	393,334	408,132	1,194,282	1,214,984
Selling, general and admin expenses (excludes depreciation and amortization)	137,488	131,915	422,922	398,032
Corporate expenses (excludes depreciation and amortization)	25,219	22,303	77,367	67,324
Depreciation and amortization	100,352	114,934	292,357	322,864
Other operating income – net	42,397	37	49,146	9,139
Operating income	117,145	71,203	205,968	193,807
Interest expense	102,612	61,809	273,396	183,595
Interest income on Due from Clear Channel Communications	16,913	12,215	48,982	31,786
Equity in earnings (loss) of nonconsolidated affiliates	(234)	1,038	30	1,640
Other income (expense) – net	1,825	(1,859)	(300)	975
Income (loss) before income taxes	33,037	20,788	(18,716)	44,613
Income tax expense	(8,212)	(11,002)	(1,000)	(11,007)
Consolidated net income (loss)	24,825	9,786	(19,716)	33,606
Less amount attributable to noncontrolling interest	7,541	6,573	14,986	13,239
Net income (loss) attributable to the Company	$17,284	$3,213	$(34,702)	$20,367
Other comprehensive income, net of tax:
Foreign currency translation adjustments	18,580	(88,618)	13,748	(22,233)
Foreign currency reclassification adjustment	(688)	86	(534)	234
Unrealized loss on marketable securities	(1,087)	(4,979)	(1,077)	(4,459)
Other comprehensive income (loss)	16,805	(93,511)	12,137	(26,458)
Comprehensive income (loss)	34,089	(90,298)	(22,565)	(6,091)
Less amount attributable to noncontrolling interest	1,184	(1,268)	(551)	4,866
Comprehensive income (loss) attributable to the Company	$32,905	$(89,030)	$(22,014)	$(10,957)

Net income (loss) attributable to the Company per common share:
Basic	$0.05	$0.01	$(0.12)	$0.05
Weighted average common shares outstanding – Basic	357,108	355,940	356,808	355,873

Diluted	$0.05	$0.01	$(0.12)	$0.05
Weighted average common shares outstanding – Diluted	357,547	356,428	356,808	356,556

Dividends declared per share	$-	$-	$6.08	$-

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Consolidated net income (loss)	$(19,716)	$33,606

Reconciling items:
Depreciation and amortization	292,357	322,864
Deferred taxes	(32,776)	(13,744)
Provision for doubtful accounts	4,507	4,982
Gain on sale of operating assets	(49,146)	(9,139)
Share-based compensation	9,016	8,104
Amortization of deferred financing charges and note discounts, net	8,448	5,740
Other reconciling items – net	(752)	(3,759)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(9)	25,763
Increase in deferred income	25,673	27,020
Decrease in accrued expenses	(14,633)	(17,201)
Increase in accounts payable and other liabilities	1,102	11,786
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	1,835	(44,366)
Net cash provided by operating activities	225,906	351,656

Cash flows from investing activities:
Purchases of property, plant and equipment	(187,369)	(164,400)
Purchases of other operating assets	(9,398)	(13,239)
Proceeds from disposal of assets	54,047	11,008
Change in other – net	(3,775)	947
Net cash used for investing activities	(146,495)	(165,684)

Cash flows from financing activities:
Draws on credit facilities	2,063	-
Payments on credit facilities	(1,922)	(3,202)
Proceeds from long-term debt	2,200,000	1,560
Payments on long-term debt	(7,301)	(13,243)
Net transfers to Clear Channel Communications	(67,277)	(157,595)
Deferred financing charges	(40,002)	-
Dividends paid	(2,170,396)	-
Change in other – net	(3,817)	(4,350)
Net cash used for financing activities	(88,652)	(176,830)

Effect of exchange rate changes on cash	1,493	(1,181)

Net increase (decrease) in cash and cash equivalents	(7,748)	7,961

Cash and cash equivalents at beginning of period	542,655	624,018

Cash and cash equivalents at end of period	$534,907	$631,979

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

Preparation of Interim Financial Statements

The accompanying consolidated financial statements were prepared by Clear Channel Outdoor Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  Management believes that the disclosures made are adequate to make the information presented not misleading.  Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year.  The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K, Quarterly Report on Form 10-Q for the period ended March 31, 2012 and Quarterly Reports on Form 10-Q and Form 10-Q/A for the period ended June 30, 2012.

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

During the first quarter of 2012, and in connection with the appointment of the Company’s new chief executive officer, the Company reevaluated its segment reporting and determined that its Latin American operations were more appropriately aligned with the operations of its International segment.  As a result, the operations of Latin America are no longer reflected within the Company’s Americas segment and are currently included in the results of its International segment.  Accordingly, the Company has recast the corresponding segment disclosures for prior periods.

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at September 30, 2012 and December 31, 2011, respectively:

(In thousands)	September 30,	December 31,
	2012	2011
Land, buildings and improvements	$208,224	$204,543
Structures	2,882,291	2,783,434
Furniture and other equipment	122,520	111,481
Construction in progress	76,423	57,504
	3,289,458	3,156,962
Less: accumulated depreciation	1,093,023	910,252
Property, plant and equipment, net	$2,196,435	$2,246,710

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at September 30, 2012 and December 31, 2011, respectively:

(In thousands)	September 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other contractual rights	$778,942	$(381,466)	$773,238	$(329,563)
Other	177,572	(1,473)	176,779	(1,928)
Total	$956,514	$(382,939)	$950,017	$(331,491)

Total amortization expense related to definite-lived intangible assets for the three months ended September 30, 2012 and 2011 was $18.9 million and $30.8 million, respectively.  Total amortization expense related to definite-lived intangible assets for the nine months ended September 30, 2012 and 2011 was $56.0 million and $77.3 million, respectively.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets.

(in thousands)
2013	$72,652
2014	67,900
2015	50,662
2016	43,256
2017	32,601

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

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments.

(In thousands)	Americas	International	Total
Balance as of December 31, 2010	$571,932	$290,310	$862,242
Foreign currency	-	(6,898)	(6,898)
Impairment	-	(1,146)	(1,146)
Acquisitions	-	2,995	2,995
Balance as of December 31, 2011	571,932	285,261	857,193
Foreign currency	-	2,159	2,159
Dispositions	-	(2,729)	(2,729)
Balance as of September 30, 2012	$571,932	$284,691	$856,623

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 3 – LONG-TERM DEBT

Long-term debt at September 30, 2012 and December 31, 2011, respectively, consisted of the following:

(In thousands)	September 30,	December 31,
	2012	2011
Clear Channel Worldwide Holdings Senior Notes:
9.25% Series A Senior Notes Due 2017	$500,000	$500,000
9.25% Series B Senior Notes Due 2017	2,000,000	2,000,000
Clear Channel Worldwide Holdings Senior Subordinated Notes:
7.625% Series A Senior Subordinated Notes Due 2020	275,000	-
7.625% Series B Senior Subordinated Notes Due 2020	1,925,000	-
Other debt	38,502	45,909
Total debt	4,738,502	2,545,909
Less: current portion	19,710	23,806
Total long-term debt	$4,718,792	$2,522,103

The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $4.9 billion and $2.7 billion at September 30, 2012 and December 31, 2011, respectively.

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

Clear Channel Communications’ Debt Repayments

On March 15, 2012, using proceeds of the CCOH Dividend distributed to Clear Channel Holdings and CC Finco, together with cash on hand, Clear Channel Communications repaid indebtedness under its senior secured credit facilities in an aggregate amount equal to $1,925.7 million. As a result of the prepayment, the revolving credit commitments under Clear Channel Communications’ revolving credit facility were permanently reduced from $1.9 billion to $10.0 million and the sub-limit under which certain of the Company’s international subsidiaries may borrow (to the extent that Clear Channel Communications’ has not already borrowed against this capacity) was reduced from $145.0 million to $750 thousand.  Clear Channel Communications has borrowed the entire sub-limit capacity as of September 30, 2012.

In connection with the Subordinated Notes issuance, Clear Channel Communications used cash on hand to prepay $170.5 million of additional indebtedness under its senior secured credit facilities in order to remain in compliance with its debt covenants.

NOTE 4 – SUPPLEMENTAL DISCLOSURES

Income tax expense

The Company’s income tax expense for the three and nine months ended September 30, 2012 and 2011, respectively, consisted of the following components:

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Current tax expense	$(16,804)	$(8,321)	$(33,776)	$(24,751)
Deferred tax benefit (expense)	8,592	(2,681)	32,776	13,744
Income tax expense	$(8,212)	$(11,002)	$(1,000)	$(11,007)

The effective tax rate is the provision for income taxes as a percent of income before income taxes.  The effective tax rates for the three and nine months ended September 30, 2012 were 24.9% and (5.3)%, respectively. The effective rate for the three months ended September 30, 2012 was primarily impacted by reduced non-U.S. tax rates on financial reporting gains resulting from the disposition of certain foreign subsidiaries.  The effective tax rate for the nine months ended September 30, 2012 was primarily impacted by the

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

inability to record tax benefits on tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future periods.

The effective tax rate for the three and nine months ended September 30, 2011 was 52.9% and 24.7%, respectively.  The 2011 effective tax rate was primarily impacted by the Company’s settlement of U.S. federal and state tax examinations.  Pursuant to the settlements, the Company recorded a reduction to income tax expense of approximately $3.5 million to reflect the net tax benefits of the settlements.  In addition, the effective rate for the nine months ended September 30, 2011 was impacted by the Company’s ability to benefit from certain tax loss carry forwards in foreign jurisdictions due to increased taxable income during 2011, where the losses previously did not provide a benefit.

During the nine months ended September 30, 2012 and 2011, cash paid for interest and income taxes, net of income tax refunds of $3.7 million and $6.8 million, respectively, was as follows:

(In thousands)	Nine Months Ended September 30,
	2012	2011
Interest	$267,395	$176,070
Income taxes	41,176	27,050

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

The cost, unrealized holding gains or losses, and fair value of the Company’s investments at September 30, 2012 and December 31, 2011 are as follows:

(In thousands)	September 30,	December 31,
	2012	2011
Cost	$3,188	$3,188
Gross unrealized losses	(1,087)	-
Gross unrealized gains	83	74
Fair value	$2,184	$3,262

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are currently involved in certain legal proceedings arising in the ordinary course of business and, as required, have accrued an estimate of the probable costs for resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated.  These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings.  Additionally, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s financial condition or results of operations.

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

Guarantees

As of September 30, 2012, the Company had $71.5 million in letters of credit outstanding, of which $69.0 million of letters of credit were cash secured. Additionally, as of September 30, 2012, Clear Channel Communications had outstanding commercial standby letters of credit and surety bonds of $18.2 million and $42.4 million, respectively, held on behalf of the Company. These letters of credit and surety bonds relate to various operational matters, including insurance, bid and performance bonds, as well as other items. Letters of credit in the amount of $5.0 million are collateral in support of surety bonds and these amounts would only be drawn under the letter of credit in the event the associated surety bonds were funded and the Company did not honor its reimbursement obligation to the issuers.

In addition, as of September 30, 2012, the Company had outstanding bank guarantees of $51.4 million related to international subsidiaries, of which $4.6 million were backed by cash collateral.

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

Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications.  As a part of these services, the Company maintains collection bank accounts swept daily into accounts of Clear Channel Communications (after satisfying the funding requirements of the Trustee Accounts under the CCWH senior notes and the CCWH Subordinated Notes).  In return, Clear Channel Communications funds the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment.  The Company’s claim in relation to cash transferred from its concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account.  At September 30, 2012 and December 31, 2011, the asset recorded in “Due from Clear Channel Communications” on the condensed consolidated balance sheets was $723.3 million and $656.0 million, respectively.  At September 30, 2012, we had no borrowings under the revolving promissory note to Clear Channel Communications.

The net interest income for the three months ended September 30, 2012 and 2011 was $16.9 million and $12.2 million, respectively. The net interest income for the nine months ended September 30, 2012 and 2011 was $49.0 million and $31.8 million, respectively. At September 30, 2012 and December 31, 2011, the interest rate on the “Due from Clear Channel Communications” account was 9.25%, which is equal to the fixed interest rate on the CCWH senior notes.

Clear Channel Communications has a multi-currency revolving credit facility with a maturity in July 2014 which includes a sub-limit that certain of the Company’s International subsidiaries may borrow against to the extent Clear Channel Communications has not already borrowed against this capacity and is compliant with its covenants under the revolving credit facility.  In connection with the

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Subordinated Notes issuance during the first quarter of 2012, Clear Channel Communications made mandatory prepayments under its senior secured credit facilities in an aggregate amount equal to $1,925.7 million. As a result of the prepayment, the revolving credit commitments under Clear Channel Communications’ revolving credit facility were permanently reduced from $1.9 billion to $10.0 million and the sub-limit under which certain of the Company’s international subsidiaries may borrow (to the extent that Clear Channel Communications’ has not already borrowed against this capacity) was reduced from $145.0 million to $750 thousand.  As of September 30, 2012, the Company had no outstanding borrowings under the $750 thousand sub-limit facility.  Clear Channel Communications had borrowed the entire sub-limit capacity as of September 30, 2012.

The Company provides advertising space on its billboards for radio stations owned by Clear Channel Communications.  For the three months ended September 30, 2012 and 2011, the Company recorded $0.5 million and $1.1 million, respectively, in revenue for these advertisements. For the nine months ended September 30, 2012 and 2011, the Company recorded $1.1 million and $2.8 million, respectively, in revenue for these advertisements.

Under the Corporate Services Agreement between Clear Channel Communications and the Company, Clear Channel Communications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) certain executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services.  These services are charged to the Company based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis.  For the three months ended September 30, 2012 and 2011, the Company recorded $9.5 million and $7.2 million, respectively, as a component of corporate expenses for these services. For the nine months ended September 30, 2012 and 2011, the Company recorded $24.6 million and $19.7 million, respectively, as a component of corporate expenses for these services.

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

Pursuant to the Employee Matters Agreement, the Company’s employees participate in Clear Channel Communications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan.  These costs are recorded as a component of selling, general and administrative expenses and were approximately $2.8 million and $3.1 million for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, the Company recorded approximately $8.6 million and $9.1 million, respectively, as a component of selling, general and administrative expenses for these services.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 8 – EQUITY AND COMPREHENSIVE INCOME

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity.  The following table shows the changes in equity attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2012	$2,508,697	$231,530	$2,740,227
Net income (loss)	(34,702)	14,986	(19,716)
Dividend	(2,170,396)	-	(2,170,396)
Foreign currency translation adjustments	14,299	(551)	13,748
Unrealized holding loss on marketable securities	(1,077)	-	(1,077)
Reclassification adjustment	(534)	-	(534)
Other - net	7,093	(4,844)	2,249
Balances at September 30, 2012	$323,380	$241,121	$564,501

Balances at January 1, 2011	$2,498,261	$209,794	2,708,055
Net income	20,367	13,239	33,606
Foreign currency translation adjustments	(27,099)	4,866	(22,233)
Unrealized holding loss on marketable securities	(4,459)	-	(4,459)
Reclassification adjustment	234	-	234
Other - net	4,794	(3,708)	1,086
Balances at September 30, 2011	$2,492,098	$224,191	$2,716,289

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

During the first quarter of 2012 the Company recast its segment reporting, as discussed in Note 1.  The following table presents the Company’s reportable segment results for the three and nine months ended September 30, 2012 and 2011:

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)			Corporate and other
	Americas	International	reconciling items	Consolidated
Three months ended September 30, 2012
Revenue	$335,021	$396,120	$-	$731,141
Direct operating expenses	146,121	247,213	-	393,334
Selling, general and administrative expenses	54,718	82,770	-	137,488
Depreciation and amortization	50,177	49,740	435	100,352
Corporate expenses	-	-	25,219	25,219
Other operating income - net	-	-	42,397	42,397
Operating income	$84,005	$16,397	$16,743	$117,145

Capital expenditures	$25,633	$30,238	$702	$56,573
Share-based compensation expense	$1,893	$1,708	$59	$3,660

Three months ended September 30, 2011
Revenue	$326,882	$421,568	$-	$748,450
Direct operating expenses	143,345	264,787	-	408,132
Selling, general and administrative expenses	50,639	81,276	-	131,915
Depreciation and amortization	60,117	54,817	-	114,934
Corporate expenses	-	-	22,303	22,303
Other operating income - net	-	-	37	37
Operating income (loss)	$72,781	$20,688	$(22,266)	$71,203

Capital expenditures	$17,073	$42,049	$1,248	$60,370
Share-based compensation expense	$1,903	$792	$36	$2,731

Nine months ended September 30, 2012
Revenue	$935,850	$1,207,900	$-	$2,143,750
Direct operating expenses	433,716	760,566	-	1,194,282
Selling, general and administrative expenses	151,996	270,926	-	422,922
Depreciation and amortization	141,702	149,485	1,170	292,357
Corporate expenses	-	-	77,367	77,367
Other operating income - net	-	-	49,146	49,146
Operating income (loss)	$208,436	$26,923	$(29,391)	$205,968

Capital expenditures	$84,749	$97,147	$5,473	$187,369
Share-based compensation expense	$5,065	$3,791	$160	$9,016

Nine months ended September 30, 2011
Revenue	$914,800	$1,273,072	$-	$2,187,872
Direct operating expenses	420,305	794,679	-	1,214,984
Selling, general and administrative expenses	149,232	248,800	-	398,032
Depreciation and amortization	159,061	163,803	-	322,864
Corporate expenses	-	-	67,324	67,324
Other operating income - net	-	-	9,139	9,139
Operating income (loss)	$186,202	$65,790	$(58,185)	$193,807

Capital expenditures	$82,550	$81,150	$2,444	$166,144
Share-based compensation expense	$5,745	$2,396	$111	$8,252

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

(In thousands)	As of September 30, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$214,665	$-	$-	$324,676	$(4,434)	$534,907
Accounts receivable, net of allowance	-	-	232,580	457,621	-	690,201
Intercompany receivables	-	183,685	1,393,405	-	(1,577,090)	-
Other current assets	3,953	4,125	78,195	135,339	-	221,612
Total Current Assets	218,618	187,810	1,704,180	917,636	(1,581,524)	1,446,720
Property, plant and equipment, net	-	-	1,414,311	782,124	-	2,196,435
Definite-lived intangibles, net	-	-	364,536	209,039	-	573,575
Indefinite-lived intangibles	-	-	1,091,114	15,685	-	1,106,799
Goodwill	-	-	571,932	284,691	-	856,623
Due from Clear Channel Communications	723,311	-	-	-	-	723,311
Intercompany notes receivable	182,026	4,939,430	-	12,384	(5,133,840)	-
Other assets	586,247	834,813	1,489,740	56,601	(2,796,703)	170,698
Total Assets	$1,710,202	$5,962,053	$6,635,813	$2,278,160	$(9,512,067)	$7,074,161

Accounts payable and accrued expenses	$(601)	$5,883	$90,620	$489,378	$(4,434)	$580,846
Intercompany payable	1,381,158	-	183,685	12,247	(1,577,090)	-
Deferred income	-	-	38,979	69,344	-	108,323
Current portion of long-term debt	-	-	39	19,671	-	19,710
Total Current Liabilities	1,380,557	5,883	313,323	590,640	(1,581,524)	708,879
Long-term debt	-	4,700,000	1,193	17,599	-	4,718,792
Intercompany notes payable	6,040	-	4,845,963	281,837	(5,133,840)	-
Deferred tax liability	225	85	752,144	40,846	-	793,300
Other long-term liabilities	-	-	136,943	151,746	-	288,689
Total shareholders' equity	323,380	1,256,085	586,247	1,195,492	(2,796,703)	564,501
Total Liabilities and Shareholders' Equity	$1,710,202	$5,962,053	$6,635,813	$2,278,160	$(9,512,067)	$7,074,161

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	As of December 31, 2011
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$325,696	$-	$-	$249,448	$(32,489)	$542,655
Accounts receivable, net of allowance	-	-	232,834	469,257	-	702,091
Intercompany receivables	-	183,310	1,435,881	-	(1,619,191)	-
Other current assets	2,012	-	79,626	127,344	-	208,982
Total Current Assets	327,708	183,310	1,748,341	846,049	(1,651,680)	1,453,728
Property, plant and equipment, net	-	-	1,448,078	798,632	-	2,246,710
Definite-lived intangibles, net	-	-	378,515	240,011	-	618,526
Indefinite-lived intangibles	-	-	1,090,597	15,107	-	1,105,704
Goodwill	-	-	571,932	285,261	-	857,193
Due from Clear Channel Communications	656,040	-	-	-	-	656,040
Intercompany notes receivable	182,026	2,774,175	-	17,832	(2,974,033)	-
Other assets	2,775,720	786,783	1,475,709	61,309	(4,949,237)	150,284
Total Assets	$3,941,494	$3,744,268	$6,713,172	$2,264,201	$(9,574,950)	$7,088,185

Accounts payable and accrued expenses	$144	$1,134	$136,226	$502,182	$(32,489)	$607,197
Intercompany payable	1,424,937	-	183,310	10,944	(1,619,191)	-
Deferred income	-	-	34,217	55,763	-	89,980
Current portion of long-term debt	-	-	31	23,775	-	23,806
Total Current Liabilities	1,425,081	1,134	353,784	592,664	(1,651,680)	720,983
Long-term debt	-	2,500,000	1,265	20,838	-	2,522,103
Intercompany notes payable	7,491	-	2,692,644	273,898	(2,974,033)	-
Deferred tax liability	225	(137)	771,105	51,739	-	822,932
Other long-term liabilities	-	1,204	118,650	162,086	-	281,940
Total shareholders' equity	2,508,697	1,242,067	2,775,724	1,162,976	(4,949,237)	2,740,227
Total Liabilities and Shareholders' Equity	$3,941,494	$3,744,268	$6,713,172	$2,264,201	$(9,574,950)	$7,088,185

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended September 30, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$-	$-	$312,395	$418,746	$-	$731,141
Operating expenses:
Direct operating expenses	-	-	131,615	261,719	-	393,334
Selling, general and administrative expenses	-	-	51,335	86,153	-	137,488
Corporate expenses	4,598	-	12,631	7,990	-	25,219
Depreciation and amortization	-	-	49,633	50,719	-	100,352
Other operating income (expense) – net	(126)	-	2,784	39,739	-	42,397
Operating income (loss)	(4,724)	-	69,965	51,904	-	117,145
Interest (income) expense – net	(81)	100,782	2,129	(218)	-	102,612
Interest income on Due from Clear Channel Communications	-	-	16,913	-	-	16,913
Intercompany interest income	3,602	99,266	-	112	(102,980)	-
Intercompany interest expense	116	-	102,719	145	(102,980)	-
Equity in earnings (loss) of nonconsolidated affiliates	18,009	31,938	28,453	(544)	(78,090)	(234)
Other income (expense) – net	-	-	46	1,779	-	1,825
Income (loss) before income taxes	16,852	30,422	10,529	53,324	(78,090)	33,037
Income tax benefit (expense)	432	(4,078)	7,480	(12,046)	-	(8,212)
Consolidated net income (loss)	17,284	26,344	18,009	41,278	(78,090)	24,825
Less amount attributable to noncontrolling interest	-	-	-	7,541	-	7,541
Net income (loss) attributable to the Company	$17,284	$26,344	$18,009	$33,737	$(78,090)	$17,284
Other comprehensive income (loss):
Foreign currency translation adjustments	(270)	6	527	18,317	-	18,580
Foreign currency reclassification adjustments	-	-	555	(1,243)	-	(688)
Unrealized gain (loss) on marketable securities	-	-	(1,077)	(10)	-	(1,087)
Equity in subsidiary comprehensive income (loss)	15,891	18,740	15,193	-	(49,824)	-
Comprehensive income (loss)	32,905	45,090	33,207	50,801	(127,914)	34,089
Less amount attributable to noncontrolling interest	-	-	(693)	1,877	-	1,184
Comprehensive income (loss) attributable to the Company	$32,905	$45,090	$33,900	$48,924	$(127,914)	$32,905

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended September 30, 2011
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$-	$-	$304,102	$444,348	$-	$748,450
Operating expenses:
Direct operating expenses	-	-	131,111	277,021	-	408,132
Selling, general and administrative expenses	-	-	43,534	88,381	-	131,915
Corporate expenses	2,826	-	12,024	7,453	-	22,303
Depreciation and amortization	-	-	59,097	55,837	-	114,934
Other operating income – net	-	-	561	(524)	-	37
Operating income (loss)	(2,826)	-	58,897	15,132	-	71,203
Interest expense – net	110	57,812	1,924	1,963	-	61,809
Interest income on Due from Clear Channel Communications	-	-	12,215	-	-	12,215
Intercompany interest income	3,524	57,874	-	247	(61,645)	-
Intercompany interest expense	124	-	61,461	60	(61,645)	-
Equity in earnings (loss) of nonconsolidated affiliates	2,922	567	(327)	1,038	(3,162)	1,038
Other income (expense) – net	-	(259)	(129)	(1,471)	-	(1,859)
Income (loss) before income taxes	3,386	370	7,271	12,923	(3,162)	20,788
Income tax benefit (expense)	(173)	(445)	(4,349)	(6,035)	-	(11,002)
Consolidated net income (loss)	3,213	(75)	2,922	6,888	(3,162)	9,786
Less amount attributable to noncontrolling interest	-	-	-	6,573	-	6,573
Net income (loss) attributable to the Company	$3,213	$(75)	$2,922	$315	$(3,162)	$3,213
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	-	(88,618)	-	(88,618)
Foreign currency reclassification adjustments	-	-	-	86	-	86
Unrealized gain (loss) on marketable securities	-	-	-	(4,979)	-	(4,979)
Equity in subsidiary comprehensive income (loss)	(92,243)	(71,927)	(92,243)	-	256,413	-
Comprehensive income (loss)	(89,030)	(72,002)	(89,321)	(93,196)	253,251	(90,298)
Less amount attributable to noncontrolling interest	-	-	-	(1,268)	-	(1,268)
Comprehensive income (loss) attributable to the Company	$(89,030)	$(72,002)	$(89,321)	$(91,928)	$253,251	$(89,030)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$-	$-	$871,874	$1,271,876	$-		$2,143,750
Operating expenses:
Direct operating expenses	-	-	390,355	803,927	-		1,194,282
Selling, general and administrative expenses	-	-	141,262	281,660	-		422,922
Corporate expenses	11,979	-	40,079	25,309	-		77,367
Depreciation and amortization	-	-	139,648	152,709	-		292,357
Other operating income (expense) – net	(368)	-	9,781	39,733	-		49,146
Operating income (loss)	(12,347)	-	170,311	48,004	-		205,968
Interest (income) expense – net	(328)	266,537	6,516	671	-		273,396
Interest income on Due from Clear Channel Communications	-	-	48,982	-	-		48,982
Intercompany interest income	10,756	263,470	-	531	(274,757)		-
Intercompany interest expense	346	-	273,880	531	(274,757)		-
Equity in earnings (loss) of nonconsolidated affiliates	(33,694)	21,548	16,116	(821)	(3,119)		30
Other income (expense) – net	-	(301)	(6,436)	6,437	-		(300)
Income (loss) before income taxes	(35,303)	18,180	(51,423)	52,949	(3,119)		(18,716)
Income tax benefit (expense)	601	(4,007)	17,729	(15,323)	-		(1,000)
Consolidated net income (loss)	(34,702)	14,173	(33,694)	37,626	(3,119)		(19,716)
Less amount attributable to noncontrolling interest	-	-	-	14,986	-	`	14,986
Net income (loss) attributable to the Company	$(34,702)	$14,173	$(33,694)	$22,640	$(3,119)		$(34,702)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,467	4	1,947	10,330	-		13,748
Foreign currency reclassification adjustments	-	-	555	(1,089)	-		(534)
Unrealized gain (loss) on marketable securities	-	-	(1,077)	-	-		(1,077)
Equity in subsidiary comprehensive income (loss)	11,221	8,018	9,103	-	(28,342)		-
Comprehensive income (loss)	(22,014)	22,195	(23,166)	31,881	(31,461)		(22,565)
Less amount attributable to noncontrolling interest	-	-	(693)	142	-		(551)
Comprehensive income (loss) attributable to the Company	$(22,014)	$22,195	$(22,473)	$31,739	$(31,461)		$(22,014)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2011
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$-	$-	$848,900	$1,338,972	$-	$2,187,872
Operating expenses:
Direct operating expenses	-	-	377,657	837,327	-	1,214,984
Selling, general and administrative expenses	-	-	134,051	263,981	-	398,032
Corporate expenses	8,914	-	36,931	21,479	-	67,324
Depreciation and amortization	-	-	155,391	167,473	-	322,864
Other operating income – net	-	-	8,157	982	-	9,139
Operating income (loss)	(8,914)	-	153,027	49,694	-	193,807
Interest expense – net	1	173,437	5,786	4,371	-	183,595
Interest income on Due from Clear Channel Communications	-	-	31,786	-	-	31,786
Intercompany interest income	10,478	173,731	-	749	(184,958)	-
Intercompany interest expense	380	-	184,284	294	(184,958)	-
Equity in earnings (loss) of nonconsolidated affiliates	19,626	16,603	23,261	1,639	(59,489)	1,640
Other income (expense) – net	-	(198)	(259)	1,432	-	975
Income (loss) before income taxes	20,809	16,699	17,745	48,849	(59,489)	44,613
Income tax benefit (expense)	(442)	(799)	1,881	(11,647)	-	(11,007)
Consolidated net income (loss)	20,367	15,900	19,626	37,202	(59,489)	33,606
Less amount attributable to noncontrolling interest	-	-	-	13,239	-	13,239
Net income (loss) attributable to the Company	$20,367	$15,900	$19,626	$23,963	$(59,489)	$20,367
Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	(22,233)	-	(22,233)
Unrealized gain on marketable securities	-	-	-	(4,459)	-	(4,459)
Reclassification adjustment	-	-	-	234	-	234
Equity in subsidiary comprehensive income (loss)	(31,324)	(16,980)	(31,324)	-	79,628	-
Comprehensive income (loss)	(10,957)	(1,080)	(11,698)	(2,495)	20,139	(6,091)
Less amount attributable to noncontrolling interest	-	-	-	4,866	-	4,866
Comprehensive income (loss) attributable to the Company	$(10,957)	$(1,080)	$(11,698)	$(7,361)	$20,139	$(10,957)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(34,702)	$14,173	$(33,694)	$37,626	$(3,119)	$(19,716)
Reconciling items:
Depreciation and amortization	-	-	139,648	152,709	-	292,357
Deferred taxes	-	222	(20,613)	(12,385)	-	(32,776)
Provision for doubtful accounts	-	-	2,085	2,422	-	4,507
Gain on sale of operating assets	368	-	(9,781)	(39,733)	-	(49,146)
Share-based compensation	-	-	5,225	3,791	-	9,016
Amortization of deferred financing charges and note discounts, net	-	2,234	6,214	-	-	8,448
Other reconciling items – net	33,694	(21,548)	(23,773)	7,756	3,119	(752)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	-	674	(683)	-	(9)
Increase in deferred income	-	-	4,239	21,434	-	25,673
Increase (decrease) in accrued expenses	-	-	(10,987)	(3,646)	-	(14,633)
Increase (decrease) in accounts payable and other liabilities	-	(1,201)	(12,247)	(13,505)	28,055	1,102
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(3,053)	4,749	3,949	(3,810)	-	1,835
Net cash provided by (used for) operating activities	(3,693)	(1,371)	50,939	151,976	28,055	225,906
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(88,628)	(98,741)	-	(187,369)
Decrease (increase) in intercompany notes receivable	-	(2,165,255)	(3,763)	2,663	2,166,355	-
Dividends from subsidiaries	2,167,000	-	641	-	(2,167,641)	-
Purchases of other operating assets	-	-	(952)	(8,446)	-	(9,398)
Proceeds from disposal of assets	-	-	8,455	45,592	-	54,047
Change in other – net	-	-	(1,000)	(2,775)	-	(3,775)
Net cash provided by (used for) investing activities	2,167,000	(2,165,255)	(85,247)	(61,707)	(1,286)	(146,495)
Cash flows from financing activities:
Draws on credit facilities	-	-	-	2,063	-	2,063
Payments on credit facilities	-	-	-	(1,922)	-	(1,922)
Proceeds from long-term debt	-	2,200,000	-	-	-	2,200,000
Payments on long-term debt	-	-	(65)	(7,236)	-	(7,301)
Decrease (increase) in intercompany notes payable - net	-	-	2,162,592	3,763	(2,166,355)	-
Net transfers to Clear Channel Communications	(67,277)	-	-	-	-	(67,277)
Intercompany funding	(42,918)	(374)	45,783	(2,491)	-	-
Dividends paid	(2,170,396)	-	(2,167,000)	(641)	2,167,641	(2,170,396)
Deferred financing charges	-	(33,000)	(7,002)	-	-	(40,002)
Change in other – net	6,253	-	-	(10,070)	-	(3,817)
Net cash provided by (used for) financing activities	(2,274,338)	2,166,626	34,308	(16,534)	1,286	(88,652)
Effect of exchange rate changes on cash	-	-	-	1,493	-	1,493
Net increase (decrease) in cash and cash equivalents	(111,031)	-	-	75,228	28,055	(7,748)
Cash and cash equivalents at beginning of period	325,696	-	-	249,448	(32,489)	542,655
Cash and cash equivalents at end of period	$214,665	$-	$-	$324,676	$(4,434)	$534,907

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2011
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$20,367	$15,900	$19,626	$37,202	$(59,489)	$33,606
Reconciling items:
Depreciation and amortization	-	-	155,391	167,473	-	322,864
Deferred taxes	-	(72)	3,538	(17,210)	-	(13,744)
Provision for doubtful accounts	-	-	1,426	3,556	-	4,982
Gain on sale of operating assets	-	-	(8,157)	(982)	-	(9,139)
Share-based compensation	-	-	5,708	2,396	-	8,104
Amortization of deferred financing charges and note discounts, net	-	-	5,740	-	-	5,740
Other reconciling items – net	(19,626)	(16,603)	(23,062)	(3,957)	59,489	(3,759)
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	-	21,082	4,681	-	25,763
Increase in deferred income	-	-	7,216	19,804	-	27,020
Increase (decrease) in accrued expenses	-	73	(25,332)	8,058	-	(17,201)
Increase (decrease) in accounts payable and other liabilities	-	-	23,105	5,408	(16,727)	11,786
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(2,639)	918	(18,273)	(24,372)	-	(44,366)
Net cash provided by (used for) operating activities	(1,898)	216	168,008	202,057	(16,727)	351,656
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(80,896)	(83,504)	-	(164,400)
Equity contributions to subsidiaries	-	-	(199)	-	199	-
Purchases of businesses and other operating assets	-	-	(12,908)	(331)	-	(13,239)
Proceeds from disposal of assets	-	-	7,128	3,880	-	11,008
Decrease in intercompany notes receivable - net	-	20,100	-	-	(20,100)	-
Change in other – net	-	-	879	772	(704)	947
Net cash provided by (used for) investing activities	-	20,100	(85,996)	(79,183)	(20,605)	(165,684)
Cash flows from financing activities:
Increase in intercompany notes payable - net	-	-	-	(20,100)	20,100	-
Payments on credit facilities	-	-	(129)	(3,073)	-	(3,202)
Proceeds from long-term debt	-	-	-	1,560		1,560
Payments on long-term debt	-	-	-	(13,243)	-	(13,243)
Net transfers to Clear Channel Communications	(157,595)	-	-	-	-	(157,595)
Intercompany funding	94,935	(20,316)	(81,883)	7,264	-	-
Equity contributions from parent	-	-	-	199	(199)	-
Change in other – net	1,131	-	-	(6,185)	704	(4,350)
Net cash used for financing activities	(61,529)	(20,316)	(82,012)	(33,578)	20,605	(176,830)
Effect of exchange rate changes on cash	-	-	-	(1,181)	-	(1,181)
Net increase (decrease) in cash and cash equivalents	(63,427)	-	-	88,115	(16,727)	7,961
Cash and cash equivalents at beginning of period	426,742	-	-	203,789	(6,513)	624,018
Cash and cash equivalents at end of period	$363,315	$-	$-	$291,904	$(23,240)	$631,979

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

During the first quarter of 2012, and in connection with the appointment of our new chief executive officer, we reevaluated our segment reporting and determined that our Latin American operations were more appropriately aligned within the operations of our International segment.  As a result, the operations of Latin America are no longer reflected within our Americas segment and are currently included in the results of our International segment.  Accordingly, we have recast the corresponding segment disclosures for prior periods.

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

Management typically monitors our businesses by reviewing the average rates, occupancy and inventory levels of each of our display types by market.  Our advertising revenue is derived from selling advertising space on the displays we own or operate in key markets worldwide, consisting primarily of billboards, street furniture and transit displays.  Part of our long-term strategy for our Americas and International businesses is to pursue the technology of digital displays, including flat screens, LCDs and LEDs, as additions to traditional methods of displaying our clients’ advertisements.  We are currently installing these technologies in certain markets.

Advertising revenue for our segments is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally.  According to the U.S. Department of Commerce, estimated U.S. GDP growth for the third quarter of 2012 was 2.0%.  Internationally, our results are impacted by fluctuations in foreign currency exchange rates and economic conditions in the foreign markets in which we have operations.

Executive Summary

The key developments in our business for the three and nine months ended September 30, 2012 are summarized below:

•         Consolidated revenue decreased $17.3 million including negative foreign exchange movements of $24.9 million during the three months ended September 30, 2012 and decreased $44.1 million including negative foreign exchange movements of $73.7 million during the nine months ended September 30, 2012 compared to the same periods of 2011. Excluding foreign exchange impacts, consolidated revenue increased $7.6 million and $29.6 million, respectively, over the comparable three-month and nine-month periods in the prior year.

•         Americas revenue increased $8.1 million and $21.1 million during the three and nine months ended September 30, 2012, respectively, compared to the same periods of 2011.

•         During the nine months ended September 30, 2012, we deployed 147 digital displays in the United States, compared to 153 in the nine months ended September 30, 2011.

•         International revenue decreased $25.4 million and $65.2 million including negative foreign exchange movements of $24.7 million and $72.8 million during the three and nine months ended September 30, 2012, respectively, compared to the same periods of 2011.  Excluding foreign exchange impacts, revenue was relatively flat and increased $7.6 million, respectively, over the comparable three-month and nine-month periods in the prior year.  The strengthening of the dollar significantly contributed to the revenue decline in our International advertising business. The weakened macroeconomic conditions in Europe had a negative impact on our operations in certain countries.

•         During the third quarter of 2012, we spent $10.3 million on strategic revenue and cost-saving initiatives to realign and improve our on-going business operations—an increase of $7.8 million over the third quarter of 2011.

•         During the first quarter of 2012, our wholly-owned subsidiary, Clear Channel Worldwide Holdings, Inc. (“CCWH”), issued $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (collectively, the

“Subordinated Notes”) and in connection therewith, we distributed a special cash dividend equal to $2,170.4 million. Please refer to the “Clear Channel Worldwide Holdings Senior Subordinated Notes Issuance” section within this MD&A for further discussion of the Subordinated Notes offering, including the use of the proceeds.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of our results of operations for the three and nine months ended September 30, 2012 to the three and nine months ended September 30, 2011 is as follows:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2012	2011	Change	2012	2011	Change
Revenue	$731,141	$748,450	(2%)	$2,143,750	$2,187,872	(2%)
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	393,334	408,132	(4%)	1,194,282	1,214,984	(2%)
Selling, general and administrative expenses (excludes depreciation and amortization)	137,488	131,915	4%	422,922	398,032	6%
Corporate expenses (excludes depreciation and amortization)	25,219	22,303	13%	77,367	67,324	15%
Depreciation and amortization	100,352	114,934	(13%)	292,357	322,864	(9%)
Other operating income – net	42,397	37		49,146	9,139
Operating income	117,145	71,203	65%	205,968	193,807	6%
Interest expense	102,612	61,809		273,396	183,595
Interest income on Due from Clear Channel Communications	16,913	12,215		48,982	31,786
Equity in earnings (loss) of nonconsolidated affiliates	(234)	1,038		30	1,640
Other income (expense) – net	1,825	(1,859)		(300)	975
Income (loss) before income taxes	33,037	20,788		(18,716)	44,613
Income tax expense	(8,212)	(11,002)		(1,000)	(11,007)
Consolidated net income (loss)	24,825	9,786		(19,716)	33,606
Less amount attributable to noncontrolling interest	7,541	6,573		14,986	13,239
Net income (loss) attributable to the Company	$17,284	$3,213		$(34,702)	$20,367

Consolidated Revenue

Our consolidated revenue during the third quarter of 2012 decreased $17.3 million including negative movements in foreign exchange of $24.9 million compared to the same period of 2011.  Excluding the impact of foreign exchange movements, consolidated revenue increased $7.6 million. Americas revenue increased $8.1 million driven primarily by our bulletin revenue growth as a result of our continued digital display deployments during 2012 and 2011 and revenue growth from our airports business.  International revenue decreased $25.4 million including negative movements in foreign exchange of $24.7 million compared to the same period of 2011. Excluding the impact of foreign exchange movements, International revenue decreased $0.7 million.  Revenue from our street furniture business was a primary driver of growth in certain countries, partially offset by declines in other countries as a result of weakened macroeconomic conditions and the impact of businesses divested during the quarter.

Our consolidated revenue decreased $44.1 million including negative movements in foreign exchange of $73.7 million during the nine months ended September 30, 2012 compared to the same period of 2011.  Excluding the impact of foreign exchange movements, revenue increased $29.6 million.  Americas revenue increased $21.1 million, driven primarily by our bulletin revenue growth as a result of our continued deployment of new digital displays during 2012 and 2011 and revenue growth from our airports business.  International revenue decreased $65.2 million including negative movements in foreign exchange of $72.8 million compared to the same period of 2011.  Excluding the impact of foreign exchange movements, revenue increased $7.6 million.  Street furniture and billboard revenue in certain countries drove our revenue growth, which was partially offset by declines in other countries as a result of weakened macroeconomic conditions.

Consolidated Direct Operating Expenses

Direct operating expenses decreased $14.8 million including a $16.4 million decline due to the effects of movements in foreign exchange during the third quarter of 2012 compared to the same period of 2011.  Americas direct operating expenses increased $2.8 million, primarily due to higher site lease expense associated with our continued deployment of digital bulletins.  Direct operating expenses in our International segment decreased $17.6 million including a $16.3 million decrease from movements in foreign exchange.  The decrease in expense excluding the impact of movements in foreign exchange was primarily driven by lower site lease expenses in certain countries impacted by weakened economic conditions.

Direct operating expenses decreased $20.7 million including a $47.4 million decline due to the effects of movements in foreign exchange during the nine months ended September 30, 2012 compared to the same period of 2011.  Americas direct operating expenses increased $13.4 million, primarily due to increased site lease expense associated with our continued development of digital displays.  Direct operating expenses in our International segment decreased $34.1 million including a $46.8 million decline due to the effects of movements in foreign exchange.  The increase in expense excluding the impact of movements in foreign exchange was primarily driven by higher site lease and other expenses as a result of new contracts. These increases were partially offset by lower variable costs in countries where revenues have declined.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased $5.6 million including a decline of $6.0 million due to the effects of movements in foreign exchange during the third quarter of 2012 compared to the same period of 2011.  SG&A expenses increased $4.1 million in our Americas segment primarily due to higher personnel costs and costs associated with strategic revenue and cost initiatives.  Our International SG&A expenses increased $1.5 million including a $5.6 million decrease due to the effects of movements in foreign exchange, offset by higher expenses related to revenue and cost initiatives in certain markets.

SG&A expenses increased $24.9 million including a decrease of $20.1 million due to the effects of movements in foreign exchange during the nine months ended September 30, 2012 compared to the same period of 2011.  SG&A expenses in our Americas segment increased $2.8 million due to increased personnel costs and costs associated with strategic revenue and cost initiatives partially offset by a favorable court ruling resulting in a $7.8 million decrease in expenses.  Our International SG&A expenses increased $22.1 million including a $20.0 million decline due to the effects of movements in foreign exchange. The increase was primarily due to $22.7 million of expense related to the negative impact of litigation in Latin America, including expenses related to the Brazil litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q. Also contributing to the increase were additional costs related to revenue and cost initiatives.

Corporate Expenses

Corporate expenses increased $2.9 million and $10.0 million during the three and nine months ended September 30, 2012, respectively, compared to the same periods of 2011, primarily related to strategic cost initiatives and legal costs related to our stockholder litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q.

Depreciation and Amortization

Depreciation and amortization decreased $14.6 million and $30.5 million during the three and nine months ended September 30, 2012, respectively, including the decrease due to the effects of movements in foreign exchange of $4.7 million and $8.9 million, respectively, compared to the same period of 2011. The decrease is primarily as a result of declines in accelerated depreciation and amortization in our Americas segment due to timing related to the removal of various structures, including the removal of traditional billboards in connection with the continued deployment of digital billboards.  Additionally, amortization declined in our International segment primarily as a result of assets that became fully amortized during 2011.

Other Operating Income – Net

Other operating income of $42.4 million and $49.1 million for the third quarter and first nine months of 2012, respectively, primarily related to the gain on the sale of our international neon business in August 2012.

Interest Expense

Interest expense increased $40.8 million and $89.8 million during the three and nine months ended September 30, 2012, respectively, compared to the same periods of 2011 primarily as a result of the issuance of the Subordinated Notes during the first quarter of 2012.

Interest Income on Due From Clear Channel Communications

Interest income increased $4.7 million and $17.2 million during the three and nine months ended September 30, 2012, respectively, compared to the same periods of 2011 due to the increase in the balance of the Due from Clear Channel Communications account during 2012.

Income Tax Benefit

Our operations are included in a consolidated income tax return filed by CC Media Holdings, Inc. (“CC Media Holdings”).  However, for our financial statements, our provision for income taxes was computed as if we file separate consolidated Federal income tax returns with our subsidiaries.

The effective tax rate is the provision for income taxes as a percent of income before income taxes.  The effective tax rates for the three and nine months ended September 30, 2012 were 24.9% and (5.3)%, respectively. The effective rate for the three months ended September 30, 2012 was primarily impacted by reduced non-U.S. tax rates on financial reporting gains resulting from the disposition of certain foreign subsidiaries.  The effective tax rate for the nine months ended September 30, 2012 was primarily impacted by our inability to record tax benefits on tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future periods.

Our effective tax rate for the three and nine months ended September 30, 2011 was 52.9% and 24.7%, respectively. Our effective tax rate for the three months ended September 30, 2011 was primarily impacted by increases in tax expense attributable to an increase in unrecognized tax benefits, and our inability to record the benefit of losses in certain foreign jurisdictions. Our effective tax rate for the nine months ended September 30, 2011 was primarily impacted by the settlement of U.S. federal and state tax examinations during the period. Pursuant to the settlements, we recorded a reduction to income tax expense of approximately $3.5 million to reflect the net tax benefits of the settlements. In addition, the effective tax rate for the nine months ended September 30, 2011 was impacted by our ability to benefit from certain tax loss carryforwards in foreign jurisdictions due to increased taxable income during 2011, where the losses previously did not provide a benefit. The effects of these items were partially offset by the items mentioned above related to the three months ended September 30, 2011.

Americas Results of Operations

Our Americas operating results were as follows:

(In thousands)	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2012	2011	Change	2012	2011	Change
Revenue	$335,021	$326,882	2%	$935,850	$914,800	2%
Direct operating expenses	146,121	143,345	2%	433,716	420,305	3%
SG&A expenses	54,718	50,639	8%	151,996	149,232	2%
Depreciation and amortization	50,177	60,117	(17%)	141,702	159,061	(11%)
Operating income	$84,005	$72,781	15%	$208,436	$186,202	12%

Three Months

Our Americas revenue increased $8.1 million during the third quarter of 2012 compared to the same period of 2011, driven by growth in bulletins primarily as a result of our continued digital display deployments during 2012 and 2011.  Our airport revenues grew as a result of increased occupancy by our largest U.S. airport customers.  These increases were partially offset by declines in poster revenues.

Direct operating expenses increased $2.8 million, primarily due to higher site lease expense associated with our continued deployment of digital displays. SG&A expenses increased $4.1 million as a result of higher personnel costs and expenses associated with strategic revenue initiatives.

Depreciation and amortization declined $9.9 million primarily as a result of declines in accelerated depreciation and amortization due to timing related to the removal of various structures, including the removal of traditional billboards in connection with the continued deployment of digital billboards.

Nine Months

                Our Americas revenue increased $21.1 million during the nine months ended September 30, 2012 compared to the same period of 2011 primarily from growth in bulletin and airport revenues. Our continued deployment of new digital displays during 2012 and 2011 is the primary driver of our growth.  Our airport revenues grew as a result of increased occupancy by our largest U.S. airport customers. These increases were partially offset by declines in poster and shelter revenues.

Direct operating expenses increased $13.4 million due to increased site lease expense primarily as result of our continued deployment of digital displays.  SG&A expenses increased $2.8 million primarily due to higher personnel costs and costs associated with strategic revenue initiatives partially offset by a favorable court ruling resulting in a $7.8 million decrease in expenses.

Depreciation and amortization decreased $17.4 million, primarily as a result of declines in accelerated depreciation and amortization in our Americas segment due to timing related to the removal of various structures, including the removal of traditional billboards in connection with the continued deployment of digital billboards.

International Results of Operations

Our International operating results were as follows:

(In thousands)	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2012	2011	Change	2012	2011	Change
Revenue	$396,120	$421,568	(6%)	$1,207,900	$1,273,072	(5%)
Direct operating expenses	247,213	264,787	(7%)	760,566	794,679	(4%)
SG&A expenses	82,770	81,276	2%	270,926	248,800	9%
Depreciation and amortization	49,740	54,817	(9%)	149,485	163,803	(9%)
Operating income	$16,397	$20,688	(21%)	$26,923	$65,790	(59%)

Three Months

International revenue decreased $25.4 million during the third quarter of 2012 compared to the same period of 2011, including $24.7 million of negative movements in foreign exchange.  Excluding the impact of movements in foreign exchange, countries including China and Australia experienced increased revenues, primarily related to our street furniture business, and the Olympic Games led to increased revenues in the United Kingdom.  These increases were offset by revenue declines in certain geographies as a result of weakened macroeconomic conditions, particularly in France, southern Europe and the Nordic countries as well as a $5.5 million decline in revenues resulting from the sale of our international neon business in August 2012.

Direct operating expenses decreased $17.6 million including a $16.3 million decrease due to the effects of movements in foreign exchange.  The remaining decrease was primarily driven by lower site lease expenses in certain countries impacted by weakened economic conditions.  SG&A expenses increased $1.5 million including a $5.6 million decrease due to the effects of movements in foreign exchange, offset by higher expenses related to revenue and cost initiatives in certain markets.

Depreciation and amortization declined $5.1 million, including $3.0 million of negative movements in foreign exchange primarily as a result of assets that became fully depreciated or amortized during 2011.

Nine Months

International revenue decreased $65.2 million during the nine months ended September 30, 2012 compared to the same period of 2011, including $72.8 million of negative movements in foreign exchange. Excluding the impact of movements in foreign exchange, countries including China, Australia, Switzerland, United Kingdom and Belgium experienced increased revenues, primarily related to our shelters, street furniture and billboard businesses.  New contracts won during 2011 helped drive revenue growth.  These increases were partially offset by revenue declines in certain geographies as a result of weakened macroeconomic conditions, particularly in France, southern Europe and the Nordic countries.

Direct operating expenses decreased $34.1 million including a $46.8 million decline due to the effects of movements in foreign exchange. The increase in expense excluding the impact of movements in foreign exchange was primarily driven by higher site lease and other expenses as a result of new contracts. These increases were partially offset by lower variable costs in countries where revenues have declined.

SG&A expenses increased $22.1 million including a $20.0 million decrease from the effects of movements in foreign exchange. The increase was driven primarily by $22.7 million of expense related to the negative impact of litigation in Latin America, including expenses related to the Brazil litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q. Also contributing to the increase were additional costs related to revenue and cost initiatives.

Depreciation and amortization declined $14.3 million, including $8.8 million of negative movements in foreign exchange primarily as a result of assets that became fully depreciated or amortized during 2011.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Americas	$84,005	$72,781	$208,436	$186,202
International	16,397	20,688	26,923	65,790
Corporate expenses	(25,654)	(22,303)	(78,537)	(67,324)
Other operating income – net	42,397	37	49,146	9,139
Consolidated operating income	$117,145	$71,203	$205,968	$193,807

Share-Based Compensation Expense

The following table presents amounts related to share-based compensation expense for the three and nine months ended September 30, 2012 and 2011, respectively:

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Americas	$1,893	$1,903	$5,065	$5,745
International	1,708	792	3,791	2,396
Corporate	59	36	160	111
Total share-based compensation expense	$3,660	$2,731	$9,016	$8,252

As of September 30, 2012, there was $22.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements.  This cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of September 30, 2012, there was $0.6 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following discussion highlights our cash flow activities during the nine months ended September 30, 2012 and 2011.

(In thousands)	Nine Months Ended September 30,
	2012	2011
Cash provided by (used for):
Operating activities	$225,906	$351,656
Investing activities	(146,495)	(165,684)
Financing activities	(88,652)	(176,830)

Operating Activities

Our consolidated net loss, adjusted for $231.7 million of non-cash items, provided positive cash flows of $211.9 million during the nine months ended September 30, 2012.  Our consolidated net income, adjusted for $315.0 million of non-cash items, provided positive cash flows of $348.6 million during the nine months ended September 30, 2011.  Cash provided by operating activities during the nine months ended September 30, 2012 was $225.9 million compared to $351.7 million during the nine months ended September 30, 2011.  Higher interest expense as a result of the issuance of the Subordinated Notes is the primary driver for the decrease in cash provided by operating activities compared to the prior year.

Non-cash items affecting our net loss include depreciation and amortization, deferred taxes, gain on disposal of operating assets, provision for doubtful accounts, share-based compensation, amortization of deferred financing charges and note discounts – net and other reconciling items – net as presented on the face of the consolidated statement of cash flows.

Investing Activities

Cash used for investing activities of $146.5 million during the nine months ended September 30, 2012 reflected capital expenditures of $187.4 million.  We spent $84.7 million in our Americas segment primarily related to the construction of new billboards, and $97.1 million in our International segment primarily related to new billboard and street furniture contracts and renewals of existing contracts.  Partially offsetting cash used for investing activities were proceeds from the divestiture of our international neon business.

Cash used for investing activities of $165.7 million during the nine months ended September 30, 2011 primarily reflected capital expenditures of $164.4 million.  We spent $82.6 million in our Americas segment primarily related to the construction of new billboards and $81.2 million in our International segment primarily related to new billboard and street furniture contracts and renewals of existing contracts.

Financing Activities

Cash used for financing activities of $88.7 million for the nine months ended September 30, 2012 reflected the payment of the CCOH Dividend (defined below) totaling $2,170.4 million and net transfers of $67.3 million in cash to Clear Channel Communications which represents the activity in the “Due from/to Clear Channel Communications” account.  The proceeds from the Subordinated Notes issuance of $2.2 billion partially offset the cash used for financing activities.

Cash used for financing activities of $176.8 million for the nine months ended September 30, 2011 primarily related to net transfers of cash to Clear Channel Communications which represents the activity in the “Due from/to Clear Channel Communications” account.

Anticipated Cash Requirements

Our primary source of liquidity is cash on hand, cash flow from operations and the revolving promissory note with Clear Channel Communications.  Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations and borrowing capacity under or repayment of the revolving promissory note with Clear

Channel Communications will enable us to meet our working capital, capital expenditure, debt service and other funding requirements, including the debt service on our senior notes and the Subordinated Notes, for at least the next 12 months.  In addition, we expect to be in compliance with the covenants governing our indebtedness in 2012.  We believe our long-term plans, which include promoting outdoor media spending and capitalizing on our diverse geographic and product opportunities, including the continued deployment of digital displays, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements long term.  However, our anticipated results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants.  In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

                Furthermore, in its Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012, Clear Channel Communications stated that it expects to be in compliance with the covenants in its material financing agreements in 2012.  Clear Channel Communications similarly stated in such Quarterly Report that its anticipated results are also subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants.  Moreover, Clear Channel Communications stated in such Quarterly Report that its ability to comply with the covenants in its material financing agreements may be affected by events beyond its control, including prevailing economic, financial and industry conditions.  As discussed therein, the breach of any covenants set forth in Clear Channel Communications’ financing agreements would result in a default thereunder, and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, as discussed therein, the lenders under the receivables-based credit facility under Clear Channel Communications’ senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. In addition, Clear Channel Communications stated in such Quarterly Report that if Clear Channel Communications is unable to repay its obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility.  Finally, Clear Channel Communications stated in such Quarterly Report that a default or acceleration under any of its material financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.  If Clear Channel Communications were to become insolvent, we would be an unsecured creditor of Clear Channel Communications.  In such event, we would be treated the same as other unsecured creditors of Clear Channel Communications and, if we were not entitled to the cash previously transferred to Clear Channel Communications, or could not obtain such cash on a timely basis, we could experience a liquidity shortfall.

For so long as Clear Channel Communications maintains significant control over us, a deterioration in the financial condition of Clear Channel Communications could have the effect of increasing our borrowing costs or impairing our access to capital markets.  As of September 30, 2012, Clear Channel Communications had $1,296.6 million recorded as “Cash and cash equivalents” on its condensed consolidated balance sheets.

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

Sources of Capital

As of September 30, 2012 and December 31, 2011, we had the following debt outstanding, cash and cash equivalents and amounts due from Clear Channel Communications:

(In millions)	September 30,	December 31,
	2012	2011
Clear Channel Worldwide Holdings Senior Notes	$2,500.0	$2,500.0
Clear Channel Worldwide Holdings Senior Subordinated Notes	2,200.0	-
Other debt	38.5	45.9
Total debt	4,738.5	2,545.9
Less: Cash and cash equivalents	534.9	542.7
Less: Due from Clear Channel Communications	723.3	656.0
	$3,480.3	$1,347.2

We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities.  Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Promissory Notes with Clear Channel Communications

We maintain accounts that represent net amounts due to or from Clear Channel Communications, which is recorded as “Due from/to Clear Channel Communications” on our condensed consolidated balance sheets.  The accounts represent our revolving promissory note issued by us to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to us in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances.  The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand or when they mature on December 15, 2017.  Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications.  At September 30, 2012 and December 31, 2011, the asset recorded in “Due from Clear Channel Communications” on our condensed consolidated balance sheet was $723.3 million and $656.0 million, respectively.  At September 30, 2012, we had no borrowings under the cash management note to Clear Channel Communications.

The net interest income for the three months ended September 30, 2012 and 2011 was $16.9 million and $12.2 million, respectively. The net interest income for the nine months ended September 30, 2012 and 2011 was $49.0 million and $31.8 million, respectively.  At September 30, 2012 and December 31, 2011, the interest rate on the “Due from Clear Channel Communications” account was 9.25%, which is equal to the fixed interest rate on the CCWH senior notes.

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

Consolidated leverage ratio, defined as total debt divided by EBITDA for the preceding four quarters was 6.1:1 at September 30, 2012, and senior leverage ratio, defined as senior debt divided by EBITDA for the preceding four quarters was 3.3:1 at September 30, 2012. Our adjusted EBITDA of $781.7 million is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense) – net, plus non-cash compensation, and is further adjusted for the following items: (i) an increase of $34.3 million for non-cash items; (ii) an increase of $55.9 million related to costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; and (iii) an increase of $4.2 million for various other items.

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

With the proceeds of the Subordinated Notes (net of the initial purchasers’ discount of $33.0 million), CCWH loaned an aggregate amount equal to $2,167.0 million to CCOI. CCOI paid all other fees and expenses of the offering using cash on hand and, with the proceeds of the loans, distributed a special cash dividend to us, and we in turn distributed the special cash dividend (the “CCOH Dividend”) on March 15, 2012 in an amount equal to $6.0832 per share to our Class A and Class B stockholders of record at the close of business on March 12, 2012, including Clear Channel Holdings, Inc. (“Clear Channel Holdings”) and CC Finco, LLC (“CC Finco”), both wholly-owned subsidiaries of Clear Channel Communications.

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

Certain of our International subsidiaries may borrow under the sub-limit to the extent Clear Channel Communications has not already borrowed against this capacity and is in compliance with its covenants under the credit facility.  The obligations of these International subsidiaries that are borrowers under the revolving credit facility are guaranteed by certain of our material wholly-owned subsidiaries, and secured by substantially all of the assets of such borrowers and guarantors, subject to permitted liens and other exceptions.  As of September 30, 2012, we had no outstanding borrowings under the $750 thousand sub-limit facility.  Clear Channel Communications had borrowed the entire sub-limit capacity as of September 30, 2012.

In connection with the Subordinated Notes issuance, Clear Channel Communications used cash on hand to prepay $170.5 million of additional indebtedness under its senior secured credit facilities in order to remain in compliance with its debt covenants.

Other Debt

Other debt consists primarily of loans with international banks.  At September 30, 2012, approximately $38.5 million was outstanding as other debt.

Clear Channel Communications’ Debt Covenants

The Clear Channel Communications’ senior secured credit facility contains a significant financial covenant which requires Clear Channel Communications to comply on a quarterly basis with a financial covenant limiting the ratio of its consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA for the preceding four quarters (maximum of 9.5:1).  The financial covenant becomes more restrictive over time beginning in the second quarter of 2013.  In its Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012, Clear Channel Communications stated that it was in compliance with this covenant as of September 30, 2012.

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

Equity Price Risk

The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices.  It is estimated that a 20% change in the market prices of these securities would change their carrying value and our comprehensive income at September 30, 2012 by $0.4 million.

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported net gains of $40.7 million and $36.9 million for the three and nine months ended September 30, 2012, respectively.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net gains for the three and nine months ended September 30, 2012 by $4.1 million and $3.7 million, respectively.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three and nine months ended September 30, 2012 would have increased our net gains by a corresponding amount.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Los Angeles Litigation

In 2008, Summit Media, LLC, one of our competitors, sued the City of Los Angeles, CCOI and CBS Outdoor in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a Stipulated Judgment that had been entered into in November 2006 among the parties.  Pursuant to the Stipulated Judgment, CCOI had taken down existing billboards and converted 83 existing signs from static displays to digital displays pursuant to modernization permits issued through an administrative process of the City.  The Los Angeles Superior Court ruled in January 2010 that the Stipulated Judgment constituted an ultra vires act of the City and nullified its existence, but did not invalidate the modernization permits issued to CCOI and CBS.  All parties appealed the ruling by the Los

Angeles Superior Court to Court of Appeal for the State of California, Second Appellate District, Division 8.  At an October 30, 2012 oral argument by the parties, the California Court of Appeal read a preliminary ruling from the bench prior to the argument indicating it would uphold the Los Angeles Superior Court’s finding that the Stipulated Judgment was ultra vires and would remand the case to the Los Angeles Superior Court for the purpose of invalidating the permits issued to CCOI and CBS for the digital displays that were the subject of the Stipulated Judgment.  The Court of Appeal has ninety days from the date of the argument to issue its written ruling in this matter.

Item 1A.  Risk Factors

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.  There have not been any material changes in the risk factors disclosed in those reports.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases made during the quarter ended September 30, 2012 by or on behalf of the Company or an affiliated purchaser of shares of our Class A common stock registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	-	-	-	(1)
August 1 through August 31	-	-	-	(1)
September 1 through September 30	-	-	-	(1)
Total	-	-	-	$82,934,423 (1)

(1)     On August 9, 2010, Clear Channel Communications, the Company’s indirect parent entity, announced that its board of directors approved a stock purchase program under which Clear Channel Communications or its subsidiaries may purchase up to an aggregate of $100 million of the Class A common stock of the Company and/or the Class A common stock of CC Media Holdings, the indirect parent entity of Clear Channel Communications.  No shares of the Company’s Class A common stock or CC Media Holdings’ Class A common stock were purchased under the stock purchase program during the quarter ended September 30, 2012.  During 2011, a subsidiary of Clear Channel Communications purchased $16,372,690 of the Class A common stock of the Company (1,553,971 shares) in open market purchases.  During the quarter ended June 30, 2012, a subsidiary of Clear Channel Communications purchased $692,887 of the Class A common stock of CC Media Holdings (111,291 shares) under the stock purchase program.  As a result of these purchases of shares of the Class A common stock of CC Media Holdings and the Class A common stock of the Company, an aggregate of $82,934,423 remains available under the stock purchase program to purchase the Class A common stock of CC Media Holdings and/or the Class A common stock of the Company.  The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at Clear Channel Communications’ discretion.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1

Employment Agreement, effective as of January 24, 2012, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on July 27, 2012).

10.2

Form of Restricted Stock Unit Agreement under the Clear Channel Outdoor Holdings, Inc. 2012 Stock Incentive Plan, dated July 26, 2012, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on July 27, 2012).

10.3

Indemnification Agreement by and among Clear Channel Outdoor Holdings, Inc. and Robert W. Pittman dated September 18, 2012 (incorporated by reference to Exhibit 10.4 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012).

10.4

Indemnification Agreement by and among Clear Channel Outdoor Holdings, Inc. and Thomas W. Casey dated September 5, 2012 (incorporated by reference to Exhibit 10.5 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012).

10.5

Indemnification Agreement by and among Clear Channel Outdoor Holdings, Inc. and Robert H. Walls, Jr. dated September 5, 2012 (incorporated by reference to Exhibit 10.6 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012).

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

November 2, 2012                                                 /s/ SCOTT D. HAMILTON

                                                                                                Scott D. Hamilton

                                                                                                Senior Vice President, Chief Accounting Officer and

                                                                                                Assistant Secretary