Form 10-K
period 2012-12-31
Clear Channel Outdoor Holdings, Inc.
filed 2013-02-19
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]          Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 2012, or

[   ]          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from ________ to _________.

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

Large accelerated filer              [  ]             Accelerated filer                      [X]

Non-accelerated filer               [  ]             Smaller reporting company     [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [  ]

NO [X]

As of June 30, 2012, the aggregate market value of the common stock beneficially held by non-affiliates of the registrant was approximately $252.0 million based on the closing sales price of the Class A common stock as reported on the New York Stock Exchange.

On January 31, 2013, there were 42,271,985 outstanding shares of Class A common stock (excluding 110,005 shares held in treasury) and 315,000,000 outstanding shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for the 2013 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

INDEX TO FORM 10-K

Page

Number

PART I

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases

PART III

Item 10.        Directors, Executive Officers and Corporate Governance................................................................................................................ 99

Item 11.        Executive Compensation....................................................................................................................................................................... 99

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related

PART IV

Item 15.        Exhibits and Financial Statement Schedules.................................................................................................................................... 100

PART I

ITEM 1. Business

The Company

Clear Channel Outdoor Holdings, Inc. (“the Company”), a Delaware corporation, provides clients with advertising opportunities through billboards, street furniture displays, transit displays and other out-of-home advertising displays, such as wallscapes, spectaculars and mall displays, which we own or operate in key markets worldwide.  Our business consists of two reportable operating segments:  Americas and International.  As of December 31, 2012, we owned or operated more than 750,000 advertising displays worldwide.  For the year ended December 31, 2012, we generated consolidated revenue of approximately $2.9 billion, with $1.3 billion and $1.6 billion from our Americas and International segments, respectively.

Our History

We were incorporated in August 1995 under the name “Eller Media Company.”  In 1997, Clear Channel Communications, Inc. (“Clear Channel Communications”), our parent company, entered the outdoor advertising industry with its acquisition of Eller Media Company.  We changed our name to Clear Channel Outdoor Holdings, Inc. in August 2005.

On November 11, 2005, we became a publicly traded company through an initial public offering, or IPO, in which we sold 10%, or 35.0 million shares, of our Class A common stock.  Prior to our IPO, we were an indirect wholly-owned subsidiary of Clear Channel Communications.  As of December 31, 2012, Clear Channel Communications owned all of our outstanding shares of Class B common stock and 1,553,971 shares of our Class A common stock, collectively representing approximately 89% of the outstanding shares of our common stock and approximately 99% of the total voting power of our common stock.

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

Our principal executive offices are located at 200 East Basse Road, San Antonio, Texas 78209 (telephone: 210-832-3700).

During the first quarter of 2012, and in connection with the appointment of our new chief executive officer, we reevaluated our segment reporting and determined that our Latin American operations were more appropriately aligned within the operations of our International outdoor advertising segment.  As a result, the operations of Latin America are no longer reflected within our Americas outdoor advertising segment and are currently included in the results of our International outdoor advertising segment.  Accordingly, we have recast the corresponding segment disclosures for prior periods.

Our Business Segments

We have two reportable business segments, Americas outdoor advertising (“Americas”) and International outdoor advertising (“International”), which represented 43% and 57% of our 2012 revenue, respectively.

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

We focus on building the leadership position of our diverse global assets and maximizing our financial performance while serving our local communities.  We intend to continue to execute upon our long-standing outdoor advertising strategies, while closely managing expenses and focusing on achieving operating efficiencies throughout our businesses.  Part of our long-term strategy is to pursue the technology of digital displays, including flat screens, LCDs and LEDs, as alternatives to traditional methods of displaying our clients’ advertisements.  We are currently installing these technologies in certain markets, both domestically and internationally.

For more information about our revenue, gross profit and assets by segment and our revenue and long-lived assets by geographic area, see Note 13 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K.

Americas Outdoor Advertising

We are the largest outdoor advertising company in North America (based on revenues), which includes the United States and Canada.  Approximately 95% of our revenue in our Americas outdoor advertising segment was derived from the United States in each of the years ended December 31, 2012, 2011 and 2010.  We own or operate approximately 108,000 display structures in our Americas outdoor segment with operations in 48 of the 50 largest markets in the United States, including all of the 20 largest markets.

Our Americas assets consist of traditional and digital billboards, street furniture and transit displays, airport displays, mall displays, and wallscapes and other spectaculars, which we own or operate under lease management agreements. Our Americas outdoor advertising business is focused on metropolitan areas with dense populations.

Strategy

We seek to capitalize on our Americas outdoor network and diversified product mix to maximize revenue. In addition, by sharing best practices among our business segments, we believe we can quickly and effectively replicate our successes in our other markets.  Our outdoor strategy focuses on leveraging our diversified product mix and long-standing presence in many of our existing markets, which provides us with the ability to launch new products and test new initiatives in a reliable and cost-effective manner.

Promote Outdoor Media Spending.  Given the attractive industry fundamentals of outdoor media and our depth and breadth of relationships with both local and national advertisers, we believe we can drive outdoor advertising's share of total media spending by using our dedicated national sales team to highlight the value of outdoor advertising relative to other media.  Outdoor advertising only represented 3% of total dollars spent on advertising in the United States in 2011. We have made and continue to make significant investments in research tools that enable our clients to better understand how our displays can successfully reach their target audiences and promote their advertising campaigns. Also, we are working closely with clients, advertising agencies and other diversified media companies to develop more sophisticated systems that will provide improved audience metrics for outdoor advertising.  For example, we have implemented the TAB Out of Home Ratings audience measurement system which: (1) separately reports audiences for billboards, posters, junior posters, transit shelters and phone kiosks, (2) reports for geographically sensitive reach and frequency, (3) provides granular detail, reporting individual out of home units in over 200 designated market areas, (4) provides detailed demographic data comparable to other media, and (5) provides true commercial ratings based on people who see the advertising.

Continue to Deploy Digital Displays.  Digital outdoor advertising provides significant advantages over traditional outdoor media. Our electronic displays are linked through centralized computer systems to instantaneously and simultaneously change advertising copy on a large number of displays, allowing us to sell more advertising opportunities to advertisers. The ability to change copy by time of day and quickly change messaging based on advertisers’ needs creates additional flexibility for our customers. Although digital displays require more capital to construct compared to traditional bulletins, the advantages of digital allow us to penetrate new accounts and categories of advertisers, as well as serve a broader set of needs for existing advertisers. Digital displays allow for high-frequency, 24-hour advertising changes in high-traffic locations and allow us to offer our clients optimal flexibility, distribution, circulation and visibility. We expect this trend to continue as we increase our quantity of digital inventory. As of December 31, 2012, we have deployed more than 1,000 digital billboards in 37 markets in the United States.

Sources of Revenue

Americas generated 43%, 42% and 43% of our revenue in 2012, 2011 and 2010, respectively.  Americas revenue is derived from the sale of advertising copy placed on our traditional and digital displays.  Our display inventory consists primarily of billboards, street furniture displays and transit displays.  The margins on our billboard contracts, including those related to digital billboards, tend to be higher than those on contracts for other displays, due to their greater size, impact and location along major roadways that are highly trafficked.  Billboards comprise approximately two-thirds of our display revenues.  The following table shows the approximate percentage of revenue derived from each category for our Americas outdoor inventory:

	Year Ended December 31,
	2012	2011	2010
Billboards:
Bulletins	56%	56%	55%
Posters	13%	13%	14%
Street furniture displays	4%	4%	3%
Transit displays	17%	16%	16%
Other displays (1)	10%	11%	12%
Total	100%	100%	100%

(1)  Includes spectaculars, mall displays and wallscapes.

Our Americas segment generates revenues from local and national sales.  Our advertising rates are based on a number of different factors including location, competition, size of display, illumination, market and gross ratings points.  Gross ratings points are the total number of impressions delivered, expressed as a percentage of a market population, of a display or group of displays.  The number of impressions delivered by a display is measured by the number of people passing the site during a defined period of time.  For all of our billboards in the United States, we use independent, third-party auditing companies to verify the number of impressions delivered by a display.  “Reach” is the percent of a target audience exposed to an advertising message at least once during a specified period of time, typically during a period of four weeks.  “Frequency” is the average number of exposures an individual has to an advertising message during a specified period of time.  Out-of-home frequency is typically measured over a four-week period.

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

•         Bulletins.   Bulletins vary in size, with the most common size being 14 feet high by 48 feet wide.  Digital bulletins display static messages that resemble standard printed bulletins when viewed, but also allow advertisers to change messages throughout the course of a day, and may display advertisements for multiple customers.  Our electronic displays are linked through centralized computer systems to instantaneously and simultaneously change advertising copy as needed.  Because of their greater size, impact, high-frequency and 24-hour advertising changes, we typically receive our highest rates for digital bulletins.  Almost all of the advertising copy displayed on traditional bulletins is computer printed on vinyl and transported to the bulletin where it is secured to the display surface.  Bulletins generally are located along major expressways, primary commuting routes and main intersections that are highly visible and heavily trafficked.  Our clients may contract for individual bulletins or a network of bulletins, meaning the clients’ advertisements are rotated among bulletins to increase the reach of the campaign.  Our client contracts for bulletins, either traditional or digital, generally have terms ranging from four weeks to one year.

•         Posters.   Digital posters are available in addition to the traditional 30-sheet or 8-sheet displays.  Similar to digital bulletins, digital posters display static messages that resemble standard printed posters when viewed, and are linked through centralized computer systems to instantaneously and simultaneously change messages throughout the course of a day.  The traditional 30-sheet posters are approximately 11 feet high by 23 feet wide, and the traditional 8-sheet posters are approximately 5 feet high by 11 feet wide.  Advertising copy for traditional 30-sheet posters is digitally printed on a single piece of polyethylene material that is then transported and secured to the poster surfaces.  Advertising copy for traditional 8-sheet posters is printed using silk screen, lithographic or digital process to transfer the designs onto paper that is then transported and secured to the poster surfaces.  Posters generally are located in commercial areas on primary and secondary routes near point-of-purchase locations, facilitating advertising campaigns with greater demographic targeting than those displayed on bulletins.  Our poster rates typically are less than our bulletin rates, and our client contracts for posters generally have terms ranging from four weeks to one year.  Premiere displays, which consist of premiere panels and squares, are innovative hybrids between bulletins and posters that we developed to provide our clients with an alternative for their targeted marketing campaigns.  The premiere displays use one or more poster panels, but with vinyl advertising stretched over the panels similar to bulletins.  Our intent is to combine the creative impact of bulletins with the additional reach and frequency of posters.

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

Other Displays

The balance of our display inventory consists of spectaculars, wallscapes and mall displays.  Spectaculars are customized display structures that often incorporate video, multidimensional lettering and figures, mechanical devices and moving parts and other embellishments to create special effects.  The majority of our spectaculars are located in Times Square in New York City, the Gardiner Expressway in Toronto, and the Fashion Show Mall and Miracle Mile Shops in Las Vegas.  Client contracts for spectaculars typically have terms of one year or longer.  A wallscape is a display that drapes over or is suspended from the sides of buildings or other structures.  Generally, wallscapes are located in high-profile areas where other types of outdoor advertising displays are limited or unavailable.  Clients typically contract for individual wallscapes for extended terms.  We also own displays located within the common areas of malls on which our clients run advertising campaigns for periods ranging from four weeks to one year.

Advertising Inventory and Markets

As of December 31, 2012, we owned or operated approximately 108,000 display structures in our Americas advertising segment with operations in 48 of the 50 largest markets in the United States, including all of the 20 largest markets.  Therefore, no one property is material to our overall operations.  We believe that our properties are in good condition and suitable for our operations.

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

Client Categories

In 2012, the top five client categories in our Americas segment were retail, business services, media, banking and financial services, and healthcare.

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

International Outdoor Advertising

Our International business segment includes our operations in Asia, Australia, Europe and Latin America, with approximately 33%, 33% and 36% of our revenue in this segment derived from France and the United Kingdom for the years ended December 31, 2012, 2011 and 2010, respectively.  As of December 31, 2012, we owned or operated more than 650,000 displays across 28 countries.

Our International assets consist of street furniture and transit displays, billboards, mall displays, Smartbike programs, wallscapes and other spectaculars, which we own or operate under lease agreements.  Our International business is focused on metropolitan areas with dense populations.

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

Capitalize on Product and Geographic Opportunities.  We are also focused on growing our business internationally by working closely with our advertising customers and agencies in meeting their needs, and through new product offerings, optimization of our current display portfolio and selective investments targeting promising growth markets. We have continued to innovate and introduce new products in international markets based on local demands. Our core business is our street furniture business and that is where we plan to focus much of our investment. We plan to continue to evaluate municipal contracts that may come up for bid and will make prudent investments where we believe we can receive attractive returns.  We will also continue to invest in markets such as China and Latin America where we believe there is high growth potential.

Continue to Deploy Digital Display Networks.  Internationally, digital out-of-home displays are a dynamic medium which enables our customers to engage in real-time, tactical, topical and flexible advertising.  We will continue our focused and dedicated digital strategy as we remain committed to the digital development of out-of-home communication solutions internationally.  Through our international digital brand, Clear Channel Play, we are able to offer networks of digital displays in multiple formats and multiple environments including bus shelters, airports, transit, malls and flagship locations.  We seek to achieve greater consumer engagement and flexibility by delivering powerful, flexible and interactive campaigns that open up new possibilities for advertisers to engage with their target audiences.  We had more than 3,400 digital displays in 13 countries across Europe, Asia and Latin America as of December 31, 2012.

Sources of Revenue

Our International segment generated 57%, 58% and 57% of our revenue in 2012, 2011 and 2010, respectively.  International revenue is derived from the sale of traditional advertising copy placed on our display inventory and electronic displays which are part of our network of digital displays.  Our International display inventory consists primarily of street furniture displays, billboards, transit displays and other out-of-home advertising displays. The following table shows the approximate percentage of revenue derived from each inventory category of our International segment:

	Year Ended December 31,
	2012	2011	2010
Street furniture displays	46%	43%	42%
Billboards (1)	26%	28%	30%
Transit displays	8%	9%	8%
Other (2)	20%	20%	20%
Total	100%	100%	100%

(1)  Includes revenue from posters and neon displays.  We sold our neon business during the third quarter of 2012.

(2)  Includes advertising revenue from mall displays, other small displays, and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services, operation of Smartbike programs and production revenue.

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

Billboards

The sizes of our International billboards are not standardized.  The billboards vary in both format and size across our networks, with the majority of our International billboards being similar in size to our posters used in our Americas business.  Our International billboards are sold to clients as network packages with contract terms typically ranging from one to two weeks.  Long-term client contracts are also available and typically have terms of up to one year.  We lease the majority of our billboard sites from private landowners.  Billboards include posters and are available in traditional and digital formats.

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

Other International Displays and Services

The balance of our revenue from our International outdoor segment consists primarily of advertising revenue from mall displays, other small displays and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services and production revenue.  Internationally, our contracts with mall operators generally have terms ranging from five to ten years and client contracts for mall displays generally have terms ranging from one to two weeks, but are available for periods up to six months.  Our International inventory includes other small displays that are counted as separate displays since they form a substantial part of our network and International revenue.  We also have a Smartbike bicycle rental program which provides bicycles for rent to the general public in several municipalities.  In exchange for providing the bike rental program, we generally derive revenue from advertising rights to the bikes, bike stations, additional street furniture displays, or fees from the local municipalities.  In several of our International markets, we sell equipment or provide cleaning and maintenance services as part of a billboard or street furniture contract with a municipality.

Advertising Inventory and Markets

As of December 31, 2012, we owned or operated more than 650,000 displays in our International segment, with operations across 28 countries.  Our International display count includes display faces, which may include multiple faces on a single structure, as well as small, individual displays.  As a result, our International display count is not comparable to our Americas outdoor display count, which includes only unique displays.  No one property is material to our overall operations.  We believe that our properties are in good condition and suitable for our operations.

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

Client Categories

In 2012, the top five client categories in our International segment, based on International revenue derived from these categories, were retail, food and food products, telecommunications, automotive, and media.

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

Employees

As of December 31, 2012, we had approximately 1,900 domestic employees and approximately 5,800 international employees, of which approximately 4,300 were employed in corporate and administrative related activities.  Approximately 140 of our employees in the United States and approximately 260 of our employees outside the United States are subject to collective bargaining agreements in their respective countries.  We are a party to numerous collective bargaining agreements, none of which represent a significant number of employees.  We believe that our relationship with our employees is good.

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

To satisfy the HBA’s requirements, all states have passed billboard control statutes and regulations that regulate, among other things, construction, repair, maintenance, lighting, height, size, spacing and the placement and permitting of outdoor advertising structures.  We are not aware of any state that has passed control statutes and regulations less restrictive than the prevailing federal requirements on the federal highway system, including the requirement that an owner remove any non-grandfathered, non-compliant signs along the controlled roads, at the owner’s expense and without compensation.  Local governments generally also include billboard control as part of their zoning laws and building codes regulating those items described above and include similar provisions regarding the removal of non-grandfathered structures that do not comply with certain of the local requirements.  Some local governments have initiated code enforcement and permit reviews of billboards within their jurisdiction challenging billboards located within their jurisdiction, and in some instances we have had to remove billboards as a result of such reviews.

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

U.S. federal law neither requires nor prohibits the removal of existing lawful billboards, but it does mandate the payment of compensation if a state or political subdivision compels the removal of a lawful billboard along the controlled roads.  In the past, state governments have purchased and removed existing lawful billboards for beautification purposes using federal funding for transportation enhancement programs, and these jurisdictions may continue to do so in the future. From time to time, state and local government authorities use the power of eminent domain and amortization to remove billboards.  Thus far, we have been able to obtain satisfactory compensation for our billboards purchased or removed as a result of these types of governmental action, including relocation, although there is no assurance that this will continue to be the case in the future.

We have introduced and intend to expand the deployment of digital billboards that display static digital advertising copy from various advertisers that change up to several times per minute. We have encountered some existing regulations in the U.S. and across some international jurisdictions that restrict or prohibit these types of digital displays.  However, since digital technology for changing static copy has only recently been developed and introduced into the market on a large scale, and is in the process of being introduced more broadly in our international markets, existing regulations that currently do not apply to digital technology by their terms could be revised to impose greater restrictions. These regulations, or actions by third parties, may impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety.

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

Our results have been in the past, and could be in the future, adversely affected by economic uncertainty or deteriorations in economic conditions

Expenditures by advertisers tend to be cyclical, reflecting economic conditions and budgeting and buying patterns.  Periods of a slowing economy or recession, or periods of economic uncertainty, may be accompanied by a decrease in advertising. For example, the global economic downturn that began in 2008 resulted in a decline in advertising and marketing by our customers, which resulted in a decline in advertising revenues across our businesses. This reduction in advertising revenues had an adverse effect on our revenue, profit margins, cash flow and liquidity. Global economic conditions have been slow to recover and remain uncertain.  If economic conditions do not continue to improve, economic uncertainty increases or economic conditions deteriorate again, global economic conditions may once again adversely impact our revenue, profit margins, cash flow and liquidity.  Furthermore, because a significant portion of our revenue is derived from local advertisers, our ability to generate revenues in specific markets is directly affected by local and regional conditions, and unfavorable regional economic conditions also may adversely impact our results.  In addition, even in the absence of a downturn in general economic conditions, an individual business sector or market may experience a downturn, causing it to reduce its advertising expenditures, which also may adversely impact our results.

We performed impairment tests on our goodwill and other intangible assets during the fourth quarter of 2012, 2011 and 2010 and recorded non-cash impairment charges of $37.7 million, $7.6 million and $11.5 million, respectively.  Although we believe we have made reasonable estimates and used appropriate assumptions to calculate the fair value of our billboard permits and reporting units, it is possible a material change could occur.  If actual market conditions and operational performance for the respective reporting units underlying the intangible assets were to deteriorate, or if facts and circumstances change that would more likely than not reduce the estimated fair value of the indefinite-lived assets or goodwill for these reporting units below their adjusted carrying amounts, we may also be required to recognize additional impairment charges in future periods, which could have a material impact on our financial condition and results of operations.

To service our debt obligations and to fund capital expenditures, we will require a significant amount of cash to meet our needs, which depends on many factors beyond our control

Our ability to service our debt obligations and to fund capital expenditures for display construction or renovation will require a significant amount of cash.  Our primary source of liquidity is cash on hand, cash flow from operations and the revolving promissory note with Clear Channel Communications.  Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flow from operations and borrowing capacity under or repayment of amounts outstanding under the revolving promissory note with Clear Channel Communications will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next twelve months.  However, our ability to fund our working capital needs and debt service and other obligations depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control. If our future operating performance does not meet our expectation or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing.  In addition, the purchase price of possible acquisitions, capital expenditures for deployment of digital billboards and/or other strategic initiatives could require additional indebtedness or equity financing on our part.  Adverse securities and credit market conditions could significantly affect the availability of equity or debt financing. Consequently, there can be no assurance that such financing, if permitted under the terms of our financing agreements, will be available on terms acceptable to us or at all. The inability to obtain additional financing in such circumstances could have a material adverse effect on our financial condition and on our ability to meet our obligations or pursue strategic initiatives. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.

Our financial performance may be adversely affected by many factors beyond our control

Certain factors that could adversely affect our financial performance by, among other things, decreasing overall revenues, the numbers of advertising customers, advertising fees or profit margins include:

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

We face intense competition in the outdoor advertising business

We operate in a highly competitive industry, and we may not be able to maintain or increase our current advertising and sales revenues.  We compete for advertising revenue with other outdoor advertising businesses, as well as with other media, such as radio, newspapers, magazines, television, direct mail, mobile devices, satellite radio and Internet-based services, within their respective markets.  Market shares are subject to change, which could have the effect of reducing our revenue in that market.  Our competitors may develop services or advertising media that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve.  It also is possible that new competitors may emerge and rapidly acquire significant market share in any of our business segments.  An increased level of competition for advertising dollars may lead to lower advertising rates as we attempt to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match.

Our business is dependent on our management team and other key individuals

Our business is dependent upon the performance of our management team and other key individuals.  A number of key individuals have joined us or assumed increased responsibilities over the past several years, including Robert W. Pittman, who became our Executive Chairman on October 2, 2011, C. William Eccleshare, who was promoted to be our Chief Executive Officer in January 2012, and Suzanne M. Grimes, who became our President & Chief Operating Officer—United States and Canada in January 2013.  Although we have entered into agreements with some members of our management team and certain other key individuals, we can give no assurance that all or any of our management team and other key individuals will remain with us. Competition for these individuals is intense and many of our key employees are at-will employees who are under no legal obligation to remain with us, and may decide to leave for a variety of personal or other reasons beyond our control. If members of our management or key individuals decide to leave us in the future, or if we are not successful in attracting, motivating and retaining other key employees, our business could be adversely affected.

Government regulation of outdoor advertising may restrict our outdoor advertising operations

U.S. federal, state and local regulations have a significant impact on the outdoor advertising industry and our business. One of the seminal laws is the HBA, which regulates outdoor advertising on Federal-Aid Primary, Interstate and National Highway Systems’ roads in the United States. The HBA regulates the size and location of billboards, mandates a state compliance program, requires the development of state standards, promotes the expeditious removal of illegal signs and requires just compensation for takings. Construction, repair, maintenance, lighting, upgrading, height, size, spacing, the location and permitting of billboards and the use of new technologies for changing displays, such as digital displays, are regulated by federal, state and local governments. From time to time, states and municipalities have prohibited or significantly limited the construction of new outdoor advertising structures.  Changes in laws and regulations affecting outdoor advertising, or changes in the interpretation of those laws and regulations, at any level of government, including the foreign jurisdictions in which we operate, could have a significant financial impact on us by requiring us to make significant expenditures or otherwise limiting or restricting some of our operations. Due to such regulations, it has become increasingly difficult to develop new outdoor advertising locations.

From time to time, certain state and local governments and third parties have attempted to force the removal of our displays under various state and local laws, including zoning ordinances, permit enforcement, condemnation and amortization. Similar risks also arise in certain of our international jurisdictions.  Amortization is the attempted forced removal of legal non-conforming billboards (billboards which conformed with applicable laws and regulations when built, but which do not conform to current laws and regulations) or the commercial advertising placed on such billboards after a period of years. Pursuant to this concept, the governmental body asserts that just compensation is earned by continued operation of the billboard over time. Although amortization is prohibited along all controlled roads and generally prohibited along non-controlled roads, amortization has been upheld along non-controlled roads in limited instances where provided by state and local law. Other regulations limit our ability to rebuild, replace, repair, maintain and upgrade non-conforming displays. In addition, from time to time third parties or local governments assert that we own or operate displays that either are not properly permitted or otherwise are not in strict compliance with applicable law. For example, courts in New York City upheld local municipal enforcement efforts to restrict advertising on arterial roadways and require registration of billboard structures, requiring us to remove certain existing advertising displays.  In addition, we are appealing a recent California court ruling in favor of a competitor who challenged the validity of our digital display permits in the City of Los Angeles, in which the court ruled that our permits should be invalidated and our digital displays removed. Such regulations and allegations have not had a material impact on our results of operations to date, but if we are increasingly unable to resolve such allegations or obtain acceptable arrangements in circumstances in which our displays are subject to removal, modification or amortization, or if there occurs an increase in such regulations or their enforcement, our operating results could suffer.

A number of state and local governments have implemented or initiated taxes, fees and registration requirements in an effort to decrease or restrict the number of outdoor signs and/or to raise revenue.  From time to time, legislation also has been introduced in international jurisdictions attempting to impose taxes on revenue from outdoor advertising or for the right to use outdoor advertising assets.  In addition, a number of jurisdictions, including the City of Los Angeles, have implemented legislation or interpreted existing legislation to restrict or prohibit the installation of new digital billboards.  While these measures have not had a material impact on our business and financial results to date, we expect these efforts to continue. The increased imposition of these measures, and our inability to overcome any such measures, could reduce our operating income if those outcomes require removal or restrictions on the use of preexisting displays.  In addition, if we are unable to pass on the cost of these items to our clients, our operating income could be adversely affected.

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

Additional restrictions on outdoor advertising of tobacco, alcohol and other products may further restrict the categories of clients that can advertise using our products

Out-of-court settlements between the major U.S. tobacco companies and all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and four other U.S. territories include a ban on the outdoor advertising of tobacco products.  Other products and services may be targeted in the U.S. in the future, including alcohol products.  Most European Union countries, among other nations, also have banned outdoor advertisements for tobacco products and regulate alcohol advertising.  Regulations vary across the countries in which we conduct business.  Any significant reduction in alcohol-related advertising or advertising of other products due to content-related restrictions could cause a reduction in our direct revenues from such advertisements and an increase in the available space on the existing inventory of billboards in the outdoor advertising industry.

Regulations and consumer concerns regarding privacy and data protection, or any failure to comply with these regulations, could hinder our operations

We collect and utilize demographic and other information, including personally identifiable information, from and about our consumers, business partners and advertisers.  We are subject to numerous federal, state and foreign laws and regulations relating to consumer protection, information security, data protection and privacy, among other things.  Many of these laws are still evolving, new laws may be enacted and any of these laws could be amended or interpreted in ways that could harm our business.  In addition, changes in consumer expectations and demands regarding privacy and data protection could restrict our ability to collect, use, disclose and derive economic value from demographic and other information related to our consumers, business partners and advertisers.  Such restrictions could limit our ability to offer targeted advertising opportunities to our business partners and advertisers.  Although we have implemented policies and procedures designed to comply with these laws and regulations, any failure or perceived failure by us to comply with our policies or applicable regulatory requirements related to consumer protection, information security, data protection and privacy could result in a loss of confidence in us, damage to our brands, the loss of consumers, business partners and advertisers, as well as proceedings against us by governmental authorities or others, which could hinder our operations and adversely affect our business.

If our security measures are breached, we may face liability and public perception of our services could be diminished, which would negatively impact our ability to attract business partners and advertisers

Although we have implemented physical and electronic security measures to protect against the loss, misuse and alteration of our websites, digital assets and proprietary business information as well as consumer, business partner and advertiser personally identifiable information, no security measures are perfect and impenetrable and we may be unable to anticipate or prevent unauthorized access.  A security breach could occur due to the actions of outside parties, employee error, malfeasance or a combination of these or other actions.  If an actual or perceived breach of our security occurs, we could lose competitively sensitive business information or suffer disruptions to our business operations. In addition, the public perception of the effectiveness of our security measures or services could be harmed, we could lose consumers, business partners and advertisers and we could suffer financial exposure in connection with remediation efforts, investigations and legal proceedings and changes in our security and system protection measures.

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

Our International operations involve contracts with, and regulation by, foreign governments.  We operate in many parts of the world that experience corruption to some degree.  Although we have policies and procedures in place that are designed to promote legal and regulatory compliance (including with respect to the U.S. Foreign Corrupt Practices Act and the United Kingdom Bribery Act), our employees, subcontractors and agents could take actions that violate applicable anticorruption laws or regulations.  Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, financial position and results of operations.

The success of our street furniture and transit products businesses is dependent on our obtaining key municipal concessions, which we may not be able to obtain on favorable terms

Our street furniture and transit products businesses require us to obtain and renew contracts with municipalities and other governmental entities.  Many of these contracts, which require us to participate in competitive bidding processes at each renewal, typically have terms ranging from three to 20 years and have revenue share and/or fixed payment components.  Our inability to successfully negotiate, renew or complete these contracts due to governmental demands and delay and the highly competitive bidding processes for these contracts could affect our ability to offer these products to our clients, or to offer them to our clients at rates that are competitive to other forms of advertising, without adversely affecting our financial results.

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

•             to successfully manage our large portfolio of outdoor advertising and other properties, we may need to:

•         recruit additional senior management as we cannot be assured that senior management of acquired businesses will continue to work for us and we cannot be certain that our recruiting efforts will succeed, and

•         expand corporate infrastructure to facilitate the integration of our operations with those of acquired businesses, because failure to do so may cause us to lose the benefits of any expansion that we decide to undertake by leading to disruptions in our ongoing businesses or by distracting our management;

•             we may enter into markets and geographic areas where we have limited or no experience;

•             we may encounter difficulties in the integration of operations and systems; and

•             our management’s attention may be diverted from other business concerns.

Additional acquisitions by us may require antitrust review by U.S. federal antitrust agencies and may require review by foreign antitrust agencies under the antitrust laws of foreign jurisdictions.  We can give no assurances that the U.S. Department of Justice, the U.S. Federal Trade Commission or foreign antitrust agencies will not seek to bar us from acquiring additional outdoor advertising businesses in any market where we already have a significant position.

Risks Related to Our Relationship with Clear Channel Communications

Because Clear Channel Communications controls substantially all of the total voting power of our common stock, investors will not be able to affect the outcome of any stockholder vote

As of December 31, 2012, Clear Channel Communications indirectly owned (1) all of our outstanding shares of Class B common stock and (2) 1,553,971 shares of our Class A common stock, collectively representing approximately 89% of the outstanding shares of our common stock.  Each share of our Class B common stock entitles its holder to 20 votes and each share of our Class A common stock entitles its holder to one vote on all matters on which stockholders are entitled to vote.  As a result, as of December 31, 2012, Clear Channel Communications controlled approximately 99% of the total voting power of our common stock.

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

Our agreements with Clear Channel Communications impose obligations on, and Clear Channel Communications’ financing agreements effectively impose restrictions on, our ability to finance operations and capital needs, make acquisitions and engage in other business activities

We have entered into a Master Agreement, a Corporate Services Agreement, a Tax Matters Agreement, a Trademark License Agreement and a number of other agreements with Clear Channel Communications setting forth various matters governing our relationship with Clear Channel Communications while it remains a significant stockholder in us.  These agreements allow Clear Channel Communications to retain control over many aspects of our operations.  We are not able to terminate these agreements or amend them in a manner we deem more favorable so long as Clear Channel Communications continues to own shares of our common stock representing more than 50% of the total voting power of our common stock.  Clear Channel Communications’ financing agreements also impose a number of restrictions on us.

Pursuant to the Corporate Services Agreement, we are obligated to use various corporate services provided by Clear Channel Communications and its affiliates, including treasury, payroll and other financial services, certain executive officer services, human resources and employee benefit services, legal services, information systems and network services and procurement and sourcing support.  Also pursuant to the Corporate Services Agreement, substantially all of the cash generated from our domestic Americas operations is transferred daily into accounts of Clear Channel Communications (after satisfying our controlled disbursement accounts and the funding requirements of the trustee accounts under the senior notes and the senior subordinated notes issued by Clear Channel Worldwide Holdings, Inc., an indirect, wholly-owned subsidiary of ours), where funds of ours and of Clear Channel Communications are commingled, and recorded as “Due from/to Clear Channel Communications” on the consolidated balance sheet.  Net amounts owed between us and Clear Channel Communications are evidenced by revolving promissory notes.  We do not have any material committed external sources of capital independent from Clear Channel Communications, and Clear Channel Communications is not required to provide us with funds to finance our working capital or other cash requirements. In addition, we have no access to the cash transferred from us to Clear Channel Communications other than our right to demand payment by Clear Channel Communications’ of the amounts owed to us under the revolving promissory note.  If Clear Channel Communications were to become insolvent, we would be an unsecured creditor of Clear Channel Communications.  In such event, we would be treated the same as other unsecured creditors of Clear Channel Communications and, if we were not entitled to amounts outstanding under such note, or could not obtain such cash on a timely basis, we could experience a liquidity shortfall.  At December 31, 2012 and 2011, the asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet was $729.2 million and $656.0 million, respectively.  The asset recorded currently is expected to increase and could exceed $1.0 billion in the next several years.

In addition, the Master Agreement and, in some cases, Clear Channel Communications’ financing agreements, include restrictive covenants that, among other things, restrict our ability to:

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

Conflicts of interest may arise between Clear Channel Communications and us that could be resolved in a manner unfavorable to us

Questions relating to conflicts of interest may arise between Clear Channel Communications and us in a number of areas relating to our past and ongoing relationships.  Clear Channel Communications is owned indirectly by CC Media Holdings.  Two of our directors serve as directors of CC Media Holdings.  Three of our other directors are affiliated with CC Media Holdings and its stockholders.  In addition, five of our executive officers serve as executive officers of CC Media Holdings.

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

If one of our directors or officers, who also serves as a director or officer of Clear Channel Communications or CC Media Holdings, learns of a potential transaction or matter that may be a corporate opportunity for both Clear Channel Communications and us, our amended and restated certificate of incorporation provides that the director or officer will have no duty to communicate or present that corporate opportunity to us and will not be liable to us or our stockholders for breach of fiduciary duty by reason of Clear Channel Communications’ actions with respect to that corporate opportunity.

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

We do not have control over our tax decisions and could be liable for income taxes owed by Clear Channel Communications

As long as Clear Channel Communications continues to own shares of our common stock representing at least 80% of the total voting power and value of our common stock, we and certain of our subsidiaries will be included in Clear Channel Communications’ consolidated group for U.S. federal income tax purposes for all pre-merger periods and CC Media Holdings’ consolidated group for post-merger periods.  In addition, we or one or more of our subsidiaries may be included in the combined, consolidated or unitary tax returns of Clear Channel Communications for pre-merger periods and CC Media Holdings for post-merger periods or one or more of its subsidiaries for foreign, state and local income tax purposes.  Under the Tax Matters Agreement, we pay to Clear Channel Communications the amount of federal, foreign, state and local income taxes that we would be required to pay to the relevant taxing authorities if we and our subsidiaries filed combined, consolidated or unitary tax returns and were not included in the combined, consolidated or unitary tax returns of Clear Channel Communications or its subsidiaries.  In addition, by virtue of its controlling ownership and the Tax Matters Agreement, Clear Channel Communications effectively controls all of our tax decisions.  The Tax Matters Agreement provides that Clear Channel Communications has the sole authority to respond to and conduct all tax proceedings (including tax audits) relating to us, to file all income tax returns on our behalf and to determine the amount of our liability to (or entitlement to payment from) Clear Channel Communications under the Tax Matters Agreement.  This arrangement may result in conflicts of interest between Clear Channel Communications and us.  For example, under the Tax Matters Agreement,

Clear Channel Communications is able to choose to contest, compromise, or settle any adjustment or deficiency proposed by the relevant taxing authority in a manner that may be beneficial to Clear Channel Communications and detrimental to us.

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

An increase in the concentration of our stock ownership by Clear Channel Communications could depress the market price for shares of our Class A common stock

As a result of the significant concentration of our stock ownership, we have a relatively small public float compared to the number of our shares outstanding, which may adversely affect the trading price for our Class A common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.  On August 9, 2010, Clear Channel Communications, our indirect parent entity, announced a stock purchase program under which Clear Channel Communications or its subsidiaries may purchase up to an aggregate of $100 million of our Class A common stock and/or the Class A common stock of CC Media Holdings, Inc.  As of December 31, 2012, a subsidiary of Clear Channel Communications purchased 1,553,971 shares of our Class A common stock through open market purchases.  Future stock purchases under this program would result in additional concentration of our stock ownership and further reduce our public float.

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

We currently do not pay regular dividends on our Class A common stock

Other than a special dividend paid by us on March 15, 2012, we have never paid dividends on our Class A common stock and are subject to restrictions on our ability to pay dividends should we seek to do so in the future.  We are a holding company with no independent operations and no significant assets other than the stock of our subsidiaries.  We therefore are dependent upon the receipt of dividends or other distributions from our subsidiaries to pay dividends.  In addition, Clear Channel Worldwide Holdings, Inc.’s (“CCWH”) senior notes and CCWH’s senior subordinated notes contain restrictions on our ability to pay dividends.  If we elect not to pay dividends in the future or are prevented from doing so, the price of our Class A common stock must appreciate in order to realize a gain on your investment.  This appreciation may not occur.

Risks Related to Our Indebtedness

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful

We have a substantial amount of indebtedness.  At December 31, 2012, we had $4.9 billion of total indebtedness outstanding, including: (1) $2.725 billion aggregate principal amount of CCWH’s senior notes, which mature in November 2022; (2) $2.2 billion aggregate principal amount of CCWH’s senior subordinated notes, which mature in March 2020; and (3) $27.1 million of other debt. This large amount of indebtedness could have negative consequences for us, including, without limitation:

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

The documents governing our indebtedness and Clear Channel Communications’ indebtedness contain restrictions that limit our flexibility in operating our business

Our material financing agreements and Clear Channel Communications’ material financing agreements contain various covenants restricting, among other things, our ability to:

•         make acquisitions or investments;

•         make loans or otherwise extend credit to others;

•         incur indebtedness or issue shares or guarantees;

•         redeem, repurchase or retire our subordinated debt;

•         create liens;

•         enter into transactions with affiliates;

•         sell, lease, transfer or dispose of assets;

•         merge or consolidate with other companies; and

•         make a substantial change to the general nature of our business.

These restrictions could affect our ability to operate our business and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise.  For example, such restrictions could adversely affect our ability to finance our operations, make strategic acquisitions, investments or alliances, restructure our organization or finance our capital needs.  Additionally, our ability to comply with these covenants and restrictions may be affected by events beyond our control.  These include prevailing economic, financial and industry conditions.  If we breach any of these covenants or restrictions, we could be in default under the agreements governing our indebtedness and, as a result, we would be forced into bankruptcy or liquidation.

Downgrades in our and Clear Channel Communications’ credit ratings may adversely affect our borrowing costs, limit our financing options, reduce our flexibility under future financings and adversely affect our liquidity, and also may adversely impact our business operations

Our and Clear Channel Communications’ corporate credit ratings by Standard & Poor’s Ratings Services and Moody’s Investors Service are speculative-grade and have been downgraded and upgraded at various times during the past several years.  Any reductions in our and Clear Channel Communications’ credit ratings could increase our borrowing costs, reduce the availability of financing to us or increase the cost of doing business or otherwise negatively impact our business operations.

Cautionary Statement Concerning Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf.  Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, our ability to comply with the covenants in the agreements governing our indebtedness and the availability of capital and the terms thereof.  Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our future performance.  These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance.  There can be no assurance, however, that management’s expectations will necessarily come to pass.  Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements.  We do not intend, nor do we undertake any duty, to update any forward-looking statements.

A wide range of factors could materially affect future developments and performance, including but not limited to:

•         risks associated with weak or uncertain global economic conditions and their impact on the capital markets;

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

•         taxes and tax disputes;

•         changes in interest rates;

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

There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord.  We believe that an important part of our management activity is to negotiate suitable lease renewals and extensions.  For additional information regarding our properties, see “Item 1. Business.”

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

On August 8, 2011, Brazil’s National Council of Fiscal Policy (CONFAZ) published a convenio authorizing sixteen states, including the State of São Paulo, to issue an amnesty that would reduce the principal amount of VAT allegedly owed and reduce or waive related interest and penalties.  The State of São Paulo ratified the amnesty in late August 2011.  On May 10, 2012, the State of São Paulo published an amnesty decree that mirrors the convenio.  Klimes and L&C accepted the amnesty on May 24, 2012 by making the aggregate required payment of $10.9 million, which was recorded as an expense in the second quarter of 2012.  On that same day, Klimes and L&C filed petitions to discontinue the tax litigation based on the amnesty payments.  We were notified in January 2013 that the petitions to discontinue the litigation were granted and the lawsuits filed by Klimes and L&C were dismissed effective June 1, 2012 and July 11, 2012, respectively.

Stockholder Litigation

Two derivative lawsuits were filed in March 2012 in Delaware Chancery Court by stockholders of the Company.  The consolidated lawsuits are captioned In re Clear Channel Outdoor Holdings, Inc. Derivative Litigation, Consolidated Case No. 7315-CS. The complaints name as defendants certain of Clear Channel Communications’ and the Company’s current and former directors and Clear Channel Communications, as well as Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P.  The Company also is named as a nominal defendant.  The complaints allege, among other things, that in December 2009 Clear Channel Communications breached fiduciary duties to the Company and its stockholders by allegedly requiring the Company to agree to amend the terms of a revolving promissory note payable by Clear Channel Communications to the Company to extend the maturity date of the note and to amend the interest rate payable on the note.  According to the complaints, the terms of the amended promissory note were unfair to the Company because, among other things, the interest rate was below market.  The complaints further allege that Clear Channel

Communications was unjustly enriched as a result of that transaction.  The complaints also allege that the director defendants breached fiduciary duties to the Company in connection with that transaction and that the transaction constituted corporate waste.  On April 4, 2012, the board of directors of the Company formed a special litigation committee consisting of independent directors (the “SLC”) to review and investigate plaintiffs’ claims and determine the course of action that serves the best interests of the Company and its stockholders.  On June 20, 2012, the SLC filed a motion to stay the lawsuits for six months while it completes its review and investigation.  In response, on June 27, 2012, plaintiffs filed a motion for an expedited trial, asking the Court to schedule a trial on the merits in October 2012. On July 23, 2012, the Court issued an order granting the motion to stay and denying the motion for an expedited trial.  On January 23, 2013, the SLC filed a motion to extend the stay for thirty days, and on January 24, 2013, the Court granted that motion, extending the stay for thirty days from the date of the order.

Los Angeles Litigation

In 2008, Summit Media, LLC, one of our competitors, sued the City of Los Angeles, Clear Channel Outdoor, Inc. and CBS Outdoor in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a Stipulated Judgment that had been entered into in November 2006 among the parties.  Pursuant to the Stipulated Judgment, Clear Channel Outdoor, Inc. had taken down existing billboards and converted 83 existing signs from static displays to digital displays pursuant to modernization permits issued through an administrative process of the City.  The Los Angeles Superior Court ruled in January 2010 that the Stipulated Judgment constituted an ultra vires act of the City and nullified its existence, but did not invalidate the modernization permits issued to Clear Channel Outdoor, Inc. and CBS.  All parties appealed the ruling by the Los Angeles Superior Court to Court of Appeal for the State of California, Second Appellate District, Division 8.  At an October 30, 2012 oral argument by the parties, the California Court of Appeal read a preliminary ruling from the bench prior to the argument indicating it would uphold the Los Angeles Superior Court’s finding that the Stipulated Judgment was ultra vires and would remand the case to the Los Angeles Superior Court for the purpose of invalidating the permits issued to Clear Channel Outdoor, Inc. and CBS for the digital displays that were the subject of the Stipulated Judgment.  The Court of Appeal issued its written ruling in this matter on December 10, 2012, consistent with its October 30, 2012 preliminary ruling.  Clear Channel Outdoor, Inc. filed a motion for rehearing on December 26, 2012. The Court of Appeal denied the motion for rehearing.  On January 22, 2013, Clear Channel Outdoor, Inc. filed a petition with the California Supreme Court requesting its review of the matter.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information with respect to our executive officers is presented as of February 19, 2013:

Name	Age	Position
Robert W. Pittman	59	Executive Chairman and Director
C. William Eccleshare	57	Chief Executive Officer
Jonathan D. Bevan	41	Managing Director and Chief Operating Officer—Clear Channel International
Thomas W. Casey	50	Executive Vice President and Chief Financial Officer
Suzanne M. Grimes	54	President and Chief Operating Officer—United States and Canada
Scott D. Hamilton	43	Senior Vice President, Chief Accounting Officer and Assistant Secretary
Franklin G. Sisson, Jr.	60	Chief Revenue Officer
Robert H. Walls, Jr.	52	Executive Vice President, General Counsel and Secretary

The officers named above serve until their respective successors are elected and qualified, in each case unless the officer sooner dies, resigns or is removed.

Robert W. Pittman was appointed as Chief Executive Officer and a director of CC Media Holdings, Inc. and Clear Channel Communications, Inc. and as Executive Chairman and a director of Clear Channel Outdoor Holdings, Inc. on October 2, 2011.  Prior thereto, Mr. Pittman served as Chairman of Media and Entertainment Platforms for CC Media Holdings, Inc. and Clear Channel Communications, Inc. since November 2010.  He has been a member of, and an investor in, Pilot Group, a private equity investment company, since April 2003.  Mr. Pittman was formerly Chief Operating Officer of AOL Time Warner, Inc. from May 2002 to July 2002.  He also served as Co-Chief Operating Officer of AOL Time Warner, Inc. from January 2001 to May 2002, and earlier, as President and Chief Operating Officer of America Online, Inc. from February 1998 to January 2001.  Mr. Pittman serves on the boards of numerous charitable organizations, including the Alliance for Lupus Research, the New York City Ballet, the Rock and Roll Hall of Fame Foundation and the Robin Hood Foundation, where he has served as past Chairman.

C. William Eccleshare was appointed as our Chief Executive Officer and as Chief Executive Officer—Outdoor of CC Media Holdings, Inc. and Clear Channel Communications, Inc. on January 24, 2012. Prior thereto, he served as our Chief Executive Officer—International since September 1, 2009.  He also served as Chief Executive Officer—Clear Channel Outdoor—International of CC Media Holdings, Inc. and Clear Channel Communications, Inc. from February 17, 2011 until January 24, 2012. Previously, he was Chairman and CEO of BBDO EMEA from 2005 to 2009.  Prior thereto, he was Chairman and CEO of Young & Rubicam EMEA since 2002.

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

Thomas W. Casey was appointed as our Executive Vice President and Chief Financial Officer, and as Executive Vice President and Chief Financial Officer of CC Media Holdings, Inc. and Clear Channel Communications, Inc., effective as of January 4, 2010.  On March 31, 2011, Mr. Casey was appointed to serve in the newly-created Office of the Chief Executive Officer of Clear Channel Outdoor Holdings, Inc., Clear Channel Communications, Inc. and CC Media Holdings, Inc., in addition to his existing offices.  Mr. Casey served in the Office of the Chief Executive Officer of Clear Channel Communications, Inc. and CC Media Holdings, Inc. until October 2, 2011, and served in the Office of the Chief Executive Officer of Clear Channel Outdoor Holdings, Inc. until January 24, 2012.  Prior to January 4, 2010, Mr. Casey served as Executive Vice President and Chief Financial Officer of Washington Mutual, Inc. from November 2002 until September 2008.  Washington Mutual, Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code in September 2008.  Prior to November 2002, Mr. Casey served as Vice President of General Electric Company and Senior Vice President and Chief Financial Officer of GE Financial Assurance since 1999.

Suzanne M. Grimes was appointed as our President and Chief Operating Officer—United States and Canada, effective January 1, 2013.  Prior to her appointment as our President and Chief Operating Officer—United States and Canada, Ms. Grimes served as President, U.S. Lifestyle Communities, Canada and India for Reader’s Digest Association from 2007 until June 2011.  Earlier, at Conde Nast, Ms. Grimes was Senior Vice President, Corporate Sales from 2004 until 2007, and served as publisher of Women’s Sports & Fitness, Allure and Glamour magazines between 1997 and 2004.

Scott D. Hamilton was appointed as our Senior Vice President, Chief Accounting Officer and Assistant Secretary, and as Senior Vice President, Chief Accounting Officer and Assistant Secretary of CC Media Holdings, Inc. and Clear Channel Communications, Inc., on April 26, 2010.  Previously, Mr. Hamilton served as Controller and Chief Accounting Officer of Avaya Inc. (“Avaya”), a multinational telecommunications company, from October 2008 to April 2010.  Prior thereto, Mr. Hamilton served in various accounting and finance positions at Avaya, beginning in October 2004.  Prior thereto, Mr. Hamilton was employed by PricewaterhouseCoopers from September 1992 until September 2004.

Franklin G. Sisson, Jr. was appointed Chief Revenue Officer on February 1, 2012. Prior thereto, he served as our Executive Vice President — Sales and Marketing since 2001.

Robert H. Walls, Jr. was appointed as our Executive Vice President, General Counsel and Secretary, and as Executive Vice President, General Counsel and Secretary of CC Media Holdings, Inc. and Clear Channel Communications, Inc., on January 1, 2010.  On March 31, 2011, Mr. Walls was appointed to serve in the newly-created Office of the Chief Executive Officer of Clear Channel Outdoor Holdings, Inc., Clear Channel Communications, Inc. and CC Media Holdings, Inc., in addition to his existing offices.  Mr. Walls served in the Office of the Chief Executive Officer of Clear Channel Communications, Inc. and CC Media Holdings, Inc. until October 2, 2011, and served in the Office of the Chief Executive Officer of Clear Channel Outdoor Holdings, Inc. until January 24, 2012.  Mr. Walls was a founding partner of Post Oak Energy Capital, LP and served as Managing Director through December 31, 2009, and remains an advisor to and a partner of Post Oak Energy Capital, LP.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “CCO.”  There were 79 shareholders of record as of January 31, 2013.  This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.  The following table sets forth, for the calendar quarters indicated, the reported high and low sales prices of our Class A common stock as reported on the NYSE:

	Class A			Class A
	Common Stock Market Price			Common Stock Market Price
	High	Low		High	Low
2012			2011
First Quarter................	14.88	7.76	First Quarter.............	$15.47	$12.80
Second Quarter..........	8.41	5.90	Second Quarter........	15.38	12.70
Third Quarter..............	6.16	4.48	Third Quarter............	13.67	9.31
Fourth Quarter............	7.21	5.61	Fourth Quarter.........	12.60	8.66

There is no established public trading market for our Class B common Stock.  There were 315,000,000 Class B common shares outstanding on January 31, 2013.  Clear Channel Communications indirectly holds all of the shares of Class B common stock outstanding, representing approximately 89% of the shares outstanding and approximately 99% of the voting power.  The holders of our Class A common stock and Class B common stock have identical rights, except holders of our Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to 20 votes per share.  The Class B shares of common stock are convertible, at the option of the holder at any time or upon any transfer, into shares of Class A common stock on a one-for-one basis, subject to certain limited exceptions.

Dividend Policy

On March 15, 2012, we paid a special dividend in an amount equal to $6.0832 per share to the holders of record of our Class A and Class B common stock at the close of business on March 12, 2012.  Other than the special dividend paid by us on March 15, 2012, we have never paid dividends on our common stock and our ability to pay dividends on our common stock is subject to restrictions should we seek to do so in the future.  We are a holding company with no independent operations and no significant assets other than the stock of our subsidiaries.  We, therefore, are dependent on the receipt of dividends or other distributions from our subsidiaries to pay dividends.  In addition, the indentures governing our senior notes and our senior subordinated notes contain restrictions on our ability to pay dividends.  If we were to declare and pay cash dividends in the future, holders of our Class A common stock and Class B common stock would share equally, on a per share basis, in any such cash dividend.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Capital” and Note 6 to the Consolidated Financial Statements.

Sales of Unregistered Securities

We did not sell any equity securities during 2012 that were not registered under the Securities Act of 1933.

Purchases of Equity Securities

The following table sets forth the purchases made during the quarter ended December 31, 2012 by us or on our behalf or by or on behalf of an affiliated purchaser of shares of our Class A common stock registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31	-	-	-	(1)
November 1 through November 30	-	-	-	(1)
December 1 through December 31	-	-	-	(1)
Total	-	$-	-	$82,934,423 (1)

(1)     On August 9, 2010, Clear Channel Communications, the Company’s indirect parent entity, announced that its board of directors approved a stock purchase program under which Clear Channel Communications or its subsidiaries may purchase up to an aggregate of $100 million of the Class A common stock of the Company and/or the Class A common stock of CC Media Holdings, the indirect parent entity of Clear Channel Communications.  No shares of the Company’s Class A common stock or CC Media Holdings’ Class A common stock were purchased under the stock purchase program during the quarter ended December 31, 2012.  During 2011, a subsidiary of Clear Channel Communications purchased $16,372,690 of the Class A common stock of the Company (1,553,971 shares) in open market purchases.  During the quarter ended June 30, 2012, a subsidiary of Clear Channel Communications purchased $692,887 of the Class A common stock of CC Media Holdings (111,291 shares) under the stock purchase program.  As a result of these purchases of shares of the Class A common stock of CC Media Holdings and the Class A common stock of the Company, an aggregate of $82,934,423 remains available under the stock purchase program to purchase the Class A common stock of CC Media Holdings and/or the Class A common stock of the Company.  The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at Clear Channel Communications’ discretion.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables set forth our summary historical consolidated financial and other data as of the dates and for the periods indicated. The summary historical financial data are derived from our audited consolidated financial statements. Certain prior period amounts have been reclassified to conform to the 2012 presentation.  Historical results are not necessarily indicative of the results to be expected for future periods.  Acquisitions and dispositions impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.

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

(In thousands)	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	Post-Merger	Post-Merger	Post-Merger	Post-Merger	Combined
Results of Operations Data:
Revenue	$2,946,944	$3,003,874	$2,797,994	$2,698,024	$3,289,287
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,611,262	1,638,801	1,559,972	1,625,083	1,882,136
Selling, general and administrative expenses (excludes depreciation and amortization)	577,296	540,872	494,656	484,404	606,370
Corporate expenses (excludes depreciation and amortization)	105,428	90,205	107,596	65,247	71,045
Depreciation and amortization	399,264	432,035	413,588	439,647	472,350
Impairment charges (1)	37,651	7,614	11,493	890,737	3,217,649
Other operating income (expense) — net	50,943	8,591	(23,753)	(8,231)	15,848
Operating income (loss)	266,986	302,938	186,936	(815,325)	(2,944,415)
Interest expense — net (including interest on debt with Clear Channel Communications)	310,115	196,976	219,993	154,195	161,650
Loss on marketable securities	(2,578)	(4,827)	(6,490)	(11,315)	(59,842)
Equity in earnings (loss) of nonconsolidated affiliates	843	6,029	(9,936)	(31,442)	68,733
Loss on extinguishment of debt	(221,071)	-	-	-	-
Other income (expense)— net	(364)	(649)	(5,335)	(9,368)	25,479
Income (loss) before income taxes	(266,299)	106,515	(54,818)	(1,021,645)	(3,071,695)
Income tax benefit (expense)	107,089	(43,296)	(21,599)	149,110	220,319
Consolidated net income (loss)	(159,210)	63,219	(76,417)	(872,535)	(2,851,376)
Less amount attributable to noncontrolling interest	23,902	20,273	11,106	(4,346)	(293)
Net income (loss) attributable to the Company	$(183,112)	$42,946	$(87,523)	$(868,189)	$(2,851,083)

(In thousands)	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	Post-Merger	Post-Merger	Post-Merger	Post-Merger	Combined
Net income (loss) attributable to the Company per common share:
Basic	$(0.54)	$0.11	$(0.26)	$(2.46)	$(8.03)
Weighted average common shares	356,915	355,907	355,568	355,377	355,233

Diluted	$(0.54)	$0.11	$(0.26)	$(2.46)	$(8.03)
Weighted average common shares	356,915	356,528	355,568	355,377	355,233

(In thousands)	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	Post-Merger	Post-Merger	Post-Merger	Post-Merger	Combined
Balance Sheet Data:
Current assets	$1,515,400	$1,453,728	$1,550,493	$1,640,545	$1,554,652
Property, plant and equipment – net	2,207,744	2,246,710	2,297,724	2,440,638	2,586,720
Total assets	7,105,782	7,088,185	7,076,565	7,192,422	8,050,761
Current liabilities	811,405	720,983	765,936	771,093	791,865
Long-term debt, including current maturities	4,944,795	2,545,909	2,563,809	2,608,878	2,601,854
Shareholders’ equity	446,089	2,740,227	2,708,055	2,761,377	3,543,823

(1)     We recorded non-cash impairment charges of $37.7 million, $7.6 million and $11.5 million during 2012, 2011 and 2010, respectively.  We also recorded non-cash impairment charges of $890.7 million in 2009 and $3.2 billion in 2008 as a result of the global economic downturn which adversely affected advertising revenues across our businesses.  Our impairment charges are discussed more fully in Item 8 of Part II of this Annual Report on Form 10-K.

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

We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Impairment charges, Other operating income (expense) - net, Interest expense, Interest income on Due from Clear Channel Communications, Loss on marketable securities, Equity in earnings (loss) of nonconsolidated affiliates, Loss on extinguishment of debt, Other income (expense) – net and Income tax benefit (expense) are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

Certain prior period amounts have been reclassified to conform to the 2012 presentation.

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

Americas

Our advertising rates are based on a number of different factors including location, competition, type and size of display, illumination, market and gross ratings points.  Gross ratings points are the total number of impressions delivered by a display or group of displays, expressed as a percentage of a market population.  The number of impressions delivered by a display is measured by the number of people passing the site during a defined period of time.  For all of our billboards in the United States, we use independent, third-party auditing companies to verify the number of impressions delivered by a display.

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

International

Similar to our Americas business, advertising rates generally are based on the gross ratings points of a display or group of displays. The number of impressions delivered by a display, in some countries, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic.  In addition, because our International outdoor advertising operations are conducted in foreign markets, including Europe, Asia and Latin America, management reviews the operating results from our foreign operations on a constant dollar basis.  A constant dollar basis allows for comparison of operations independent of foreign exchange movements.

Our International display inventory is typically sold to clients through network packages, with client contract terms typically ranging from one to two weeks with terms of up to one year available as well.  Internationally, contracts with municipal and transit authorities for the right to place our street furniture and transit displays typically provide for terms ranging from three to 15 years. The major difference between our International and Americas street furniture businesses is in the nature of the municipal contracts.  In our International outdoor business, these contracts typically require us to provide the municipality with a broader range of metropolitan amenities in exchange for which we are authorized to sell advertising space on certain sections of the structures we erect in the public domain.  A different regulatory environment for billboards and competitive bidding for street furniture and transit display contracts, which constitute a larger portion of our business internationally, may result in higher site lease costs in our International business.  As a result, our margins are typically lower in our International business than in our Americas outdoor business.

Macroeconomic Indicators

Our advertising revenue for our Americas and International segments is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP. According to the U.S. Department of Commerce, estimated U.S. GDP growth for 2012 was 2.2%. Internationally, our results are impacted by fluctuations in foreign currency exchange rates as well as the economic conditions in the foreign markets in which we have operations.

Executive Summary

The key highlights of our business for the year ended December 31, 2012 are summarized below:

•         Consolidated revenue for 2012 decreased $56.9 million including the impact of negative foreign exchange movements of $79.3 million during 2012 compared to 2011.  Excluding foreign exchange impacts, consolidated revenue increased $22.4 million compared to 2011.

•         Americas revenue for 2012 increased $26.5 million compared to 2011 due to continued deployment of digital bulletins.  During 2012, we deployed 178 digital displays in the United States bringing the total number of digital bulletins in the United States above 1,000.

•         International revenue for 2012 decreased $83.5 million including the impact of negative foreign exchange movements of $78.9 million compared to 2011.  Excluding foreign exchange impacts, revenue decreased $4.6 million over the prior year.  The strengthening of the dollar significantly contributed to the revenue decline in our International business.  Growth in Asia and Latin America was offset by the weakened macroeconomic conditions in Europe, which had a negative impact on our operations.

•         During 2012, we spent $44.0 million on strategic revenue and cost-saving initiatives to realign and improve our on-going business operations.  This represented an increase of $27.1 million over 2011.

•         During 2012, our wholly-owned subsidiary, Clear Channel Worldwide Holdings, Inc. (“CCWH”), issued $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes” and, together with the Series A CCWH Subordinated Notes, the “CCWH Subordinated Notes”) and in connection therewith, we declared a special cash dividend equal to $2,170.4 million. Please refer to the “CCWH Senior Subordinated Notes” section within this MD&A for further discussion of the CCWH Subordinated Notes offering, including the use of the proceeds.

•         During 2012, CCWH issued $735.75 million aggregate principal amount of 6.50% Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”), which were issued at an issue price of 99.0% of par, and $1,989.25 million aggregate principal amount of 6.50% Series B Senior Notes due 2022, which were issued at par (the “Series B CCWH Senior Notes” and, together with the Series A CCWH Senior Notes, the “CCWH Senior Notes”).  CCWH used the net proceeds from the offering of the CCWH Senior Notes, together with cash on hand, to fund the tender offer for and redemption of CCWH’s existing 9.25% Series A Senior Notes due 2017 and its existing 9.25% Series B Senior Notes due 2017 (together, the “Existing CCWH Senior Notes”).  A tender premium of $128.3 million and a call premium of $53.8 million were recognized as expense in the fourth quarter of 2012 resulting from the repurchase of the Existing CCWH Senior Notes.

The key highlights of our business for the year ended December 31, 2011 are summarized below:

•         Consolidated revenue increased $205.9 million during 2011 including positive foreign exchange movements of $87.1 million compared to 2010.

•         Americas revenue increased $35.8 million during 2011 compared to 2010, driven by revenue growth across our bulletin, airport and shelter displays, particularly digital displays.  During 2011, we deployed 242 digital displays in the United States, compared to 158 during 2010.

•         International revenue increased $170.1 million during 2011 compared to 2010, primarily as a result of increased street furniture revenues and the effects of movements in foreign exchange.  The weakening of the U.S. Dollar throughout 2011 significantly contributed to revenue growth in our International business.  The revenue increase attributable to movements in foreign exchange was $84.5 million for 2011.

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

In accordance with the Master Agreement, our branch managers follow a corporate policy allowing Clear Channel Communications to use, without charge, Americas’ displays they believe would otherwise be unsold.  Our sales personnel receive partial revenue credit for that usage for compensation purposes.  This partial revenue credit is not included in our reported revenue.  Clear Channel Communications bears the cost of producing the advertising and we bear the costs of installing and removing this advertising.  In 2012, we estimated this discounted revenue would have been less than 1% of our Americas revenue.

Under the Corporate Services Agreement, Clear Channel Communications provides management services to us.  These services are charged to us based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis.  For the years ended December 31, 2012, 2011 and 2010, we recorded approximately $35.9 million, $26.4 million, and $38.1 million, respectively, as a component of corporate expenses for these services.

On August 9, 2010, Clear Channel Communications announced that its board of directors approved a stock purchase program under which Clear Channel Communications or its subsidiaries may purchase up to an aggregate of $100 million of our Class A common stock and/or the Class A common stock of CC Media Holdings.  During 2011, a subsidiary of Clear Channel Communications purchased $16.4 million of our Class A common stock (1,553,971 shares) through open market purchases.  During 2012, a subsidiary of Clear Channel Communications purchased $692,887 of the Class A common stock of CC Media Holdings, leaving an aggregate of $82.9 million available under the stock purchase program to purchase the Class A common stock of CC Media

Holdings and/or our Class A common stock. The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at Clear Channel Communications’ discretion.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of our historical results of operations for the year ended December 31, 2012 to the year ended December 31, 2011 is as follows:

(In thousands)	Years Ended December 31,		%
	2012	2011	Change
Revenue	$2,946,944	$3,003,874	(2%)
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,611,262	1,638,801	(2%)
Selling, general and administrative expenses (excludes depreciation and amortization)	577,296	540,872	7%
Corporate expenses (excludes depreciation and amortization)	105,428	90,205	17%
Depreciation and amortization	399,264	432,035	(8%)
Impairment charges	37,651	7,614	394%
Other operating income – net	50,943	8,591	493%
Operating income	266,986	302,938	(12%)
Interest expense	373,876	242,435
Interest income on Due from Clear Channel Communications	63,761	45,459
Loss on marketable securities	(2,578)	(4,827)
Equity in earnings of nonconsolidated affiliates	843	6,029
Loss on extinguishment of debt	(221,071)	-
Other expense – net	(364)	(649)
Income (loss) before income taxes	(266,299)	106,515
Income tax (expense) benefit	107,089	(43,296)
Consolidated net income (loss)	(159,210)	63,219
Less amount attributable to noncontrolling interest	23,902	20,273
Net income (loss) attributable to the Company	$(183,112)	$42,946

Consolidated Revenue

Our consolidated revenue decreased $56.9 million including the impact of negative movements in foreign exchange of $79.3 million compared to 2011.  Excluding the impact of foreign exchange movements, revenue increased $22.4 million.  Americas revenue increased $26.5 million, driven primarily by bulletin revenue growth as a result of our continued deployment of new digital displays during 2012 and 2011 and revenue growth from our airports business.  International revenue decreased $83.5 million including the impact of negative movements in foreign exchange of $78.9 million compared to 2011.  Excluding the impact of foreign exchange movements, International revenue decreased $4.6 million.  Declines in certain countries as a result of weakened macroeconomic conditions and our divestiture of our international neon business during the third quarter of 2012 were partially offset by growth in street furniture and billboard revenue in other countries.

Consolidated Direct Operating Expenses

Direct operating expenses decreased $27.5 million including a $49.7 million decline due to the effects of movements in foreign exchange compared to 2011.  Americas direct operating expenses increased $14.9 million, primarily due to increased site lease expense associated with our continued development of digital displays and growth from our airports business.  Direct operating expenses in our International segment decreased $42.4 million including a $49.4 million decline due to the effects of movements in foreign exchange.  The increase in expense excluding the impact of movements in foreign exchange was primarily driven by higher site lease and other expenses as a result of new contracts. These increases were partially offset by lower variable costs in countries where revenues have declined and the impact of the divestiture of our international neon business.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased $36.4 million including a decrease of $21.7 million due to the effects of movements in foreign exchange compared to 2011.  Americas increased $11.7 million primarily due to increased personnel costs resulting from increased revenue in addition to increases in costs associated with strategic revenue and cost initiatives.  International SG&A expenses increased $24.8 million including a $21.6 million decline due to the effects of movements in foreign exchange. The increase was primarily due to $22.7 million of expense related to the negative impact of litigation in Latin America discussed further in Item 3 of Part I of this Annual Report on Form 10-K. Also contributing to the increase was a $1.2 million increase in expenses related to strategic revenue and cost initiatives.

Corporate Expenses

Corporate expenses increased $15.2 million during 2012 compared to 2011.  This increase was primarily driven by $10.1 million more in corporate strategic revenue and cost initiatives compared to the prior year as well as $5.3 million in expenses related to the stockholder litigation discussed further in Item 3 of Part I of this Annual Report on Form 10-K.

Revenue and Cost Initiatives

Included in the amounts for direct operating expenses, SG&A and corporate expenses discussed above are expenses of $44.0 million incurred in connection with our strategic revenue and cost initiatives. The costs were incurred to improve revenue growth, enhance yield, reduce costs, and organize each business to maximize performance and profitability.  These costs consist primarily of consulting expenses, consolidation of locations and positions, severance related to workforce initiatives and other costs incurred in connection with streamlining our businesses. These costs are expected to provide benefits in future periods as the initiative results are realized.  Of these costs, $6.4 million are reported within direct operating expenses, $27.5 million are reported within SG&A and $10.1 million are reported within corporate expenses.  In 2011, such costs totaled $16.9 million for SG&A expenses.  There were no such expenses reported in direct operating expenses or corporate expenses in 2011.

Depreciation and Amortization

Depreciation and amortization decreased $32.8 million during 2012 compared to 2011, primarily due to various assets becoming fully depreciated in 2011.  In addition, movements in foreign exchange contributed a decrease of $9.3 million during 2012.

Impairment Charges

We performed our annual impairment test on October 1, 2012 on our goodwill, billboard permits and other intangible assets and recorded impairment charges of $37.7 million.  We also performed our annual impairment test on October 1, 2011 and recorded impairment charges of $7.6 million.  During 2012, we recognized a $35.9 million impairment charge in our Americas segment related to declines in estimated fair values of certain markets’ billboard permits. Please see Note 2 to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for a further description of the impairment charges.

Other Operating Income – Net

Other operating income of $50.9 million in 2012 primarily related to the gain on the sale of our international neon business in the third quarter of 2012.

Other operating income of $8.6 million in 2011 primarily related to proceeds received from condemnations of bulletins.

Interest Expense

Interest expense increased $131.4 million during 2012 compared to 2011 primarily as a result of the issuance of the CCWH Subordinated Notes during the first quarter of 2012.

Interest Income on Due From Clear Channel Communications

Interest income increased $18.3 million during 2012 compared to 2011 due to the increase in the Due from Clear Channel Communications during 2012.  In connection with the issuance of the CCWH Senior Notes during the fourth quarter of 2012 described elsewhere in this MD&A, the interest rate on the revolving promissory notes with Clear Channel Communications (recorded as Due from/to Clear Channel Communications account on the consolidated balance sheets) changed automatically to equal the interest rate on the CCWH Senior Notes, which bear interest at a fixed rate of 6.5% per annum.

Loss on Marketable Securities

The loss on marketable securities of $2.6 million and $4.8 million during 2012 and 2011, respectively, primarily related to the impairment of our investment in Independent News & Media PLC (“INM”) during 2012 and 2011.  The fair value of INM was below cost for an extended period of time.  As a result, we considered the guidance in ASC 320-10-S99 and reviewed the length of the time and the extent to which the market value was less than cost, the financial condition and the near-term prospects of the issuer.  After this assessment, we concluded that the impairment at each date was other than temporary and recorded non-cash impairment charges to our investment in INM, as noted above.

Equity in Earnings of Nonconsolidated Affiliates

Equity in earnings of nonconsolidated affiliates of $0.8 million and $6.0 million for 2012 and 2011, respectively, included earnings from our equity investments in our International segment.

Loss on Extinguishment of Debt

In connection with the refinancing of the Existing CCWH Senior Notes with an interest rate of 9.25% for the CCWH Senior Notes with a stated interest rate of 6.5% during the fourth quarter of 2012, CCWH paid existing note holders a tender premium of 107.4% of face value on the $1,724.7 million of Existing CCWH Senior Notes that were tendered in the tender offer and a call premium of 106.9% on the $775.3 million of Existing CCWH Senior Notes that were redeemed following the tender offer.  The tender premium of $128.3 million and the call premium of $53.8 million are included in the loss on extinguishment of debt.  In addition, we recognized a loss of $39.0 million due to the write-off of deferred loan costs in connection with the call of the Existing CCWH Senior Notes.

Other Expense – Net

Other expense recorded for 2012 and 2011 primarily related to foreign exchange transaction gains/losses on short-term intercompany accounts.

Income Tax (Expense) Benefit

Our operations are included in a consolidated income tax return filed by Clear Channel Communications for pre-merger periods and CC Media Holdings for post-merger periods.  However, for our financial statements, our provision for income taxes was computed as if we file separate consolidated Federal income tax returns with our subsidiaries.

The effective tax rate for 2012 was 40.2%, primarily impacted by the disposition of certain foreign subsidiaries that resulted in financial reporting gains that were not taxed in the foreign jurisdictions.  In addition, we recorded tax benefits in certain foreign jurisdictions for net operating losses that we expect to utilize in future periods.

Our effective tax rate for 2011 was 40.6%, primarily impacted by our inability to benefit losses in certain foreign jurisdictions as well as additional tax expense recorded for interest on uncertain tax positions.  The effects of the items mentioned above were partially offset by a reduction in tax expense recorded during 2011 related to the settlement of U.S. Federal and state tax examinations during the year.

Americas Results of Operations

Our Americas operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2012	2011	Change
Revenue	$1,279,257	$1,252,725	2%
Direct operating expenses	586,666	571,779	3%
SG&A expenses	212,794	201,124	6%
Depreciation and amortization	192,023	211,056	(9%)
Operating income	$287,774	$268,766	7%

Americas revenue increased $26.5 million during 2012 compared to 2011, primarily driven by revenue growth from our digital bulletins and from our airports business.  We deployed an additional 178 digital bulletins during 2012 bringing our total to more than 1,000 digital bulletins in service.  The revenue growth resulting from our increased digital bulletin capacity was partially offset by declines in our traditional bulletin and poster revenues.  Our airport revenues grew primarily as a result of higher average rates and increased occupancy by customers of our largest U.S. airports.

Direct operating expenses increased $14.9 million due to increased site lease expense as a result of our continued deployment of digital displays and growth of our airport revenue.  SG&A expenses increased $11.7 million, primarily as a result of higher personnel costs of $6.6 million associated with the increase in revenue generating headcount and commissions and bonuses related to increased revenue, as well as $3.1 million in connection with legal and other expenses related to billboard permitting issues.  In addition, included in our 2012 SG&A expenses are revenue and cost initiatives of $13.6 million, which represents an increase of $9.4 million, compared to 2011.  These increases are partially offset by a favorable court ruling resulting in a $7.8 million decrease in expenses.

Depreciation and amortization decreased $19.0 million, primarily due to increases in 2011 for accelerated depreciation and amortization related to the removal of various structures, including the removal of traditional billboards in connection with the continued deployment of digital billboards.

International Advertising Results of Operations

Our International operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2012	2011	Change
Revenue	$1,667,687	$1,751,149	(5%)
Direct operating expenses	1,024,596	1,067,022	(4%)
SG&A expenses	364,502	339,748	7%
Depreciation and amortization	205,258	219,908	(7%)
Operating income	$73,331	$124,471	(41%)

International revenue decreased $83.5 million during 2012 compared to 2011, including $78.9 million of negative movements in foreign exchange. Excluding the impact of movements in foreign exchange, revenues declined in certain geographies as a result of weakened macroeconomic conditions, particularly in France, southern Europe and the Nordic countries, as well as the impact of $15.1 million due to the divestiture of our international neon business during the third quarter of 2012. These decreases were partially offset by countries including Australia, China and Mexico where economic conditions were stronger, and in the United Kingdom which benefited from the 2012 Summer Olympics in London.  These and other countries experienced increased revenues, primarily related to our shelters, street furniture, equipment sales and billboard businesses.  New contracts won during 2011 helped drive revenue growth.

Direct operating expenses decreased $42.4 million, attributable to a $49.4 million decrease from movements in foreign exchange.  The increase in expenses excluding the impact of foreign exchange was primarily due to higher site lease expense of $12.5 million associated with new contracts, partially offset by lower site lease expenses in those markets where revenue declined as a result of weakened macroeconomic conditions.  The divestiture of our international neon business resulted in a $9.0 million decline in direct operating expenses.  SG&A expenses increased $24.8 million including a $21.6 million decrease from movements in foreign exchange.  The increase was primarily due to $22.7 million of expense related to the negative impact of litigation in Latin America. Also contributing to the increase were $13.9 million related to revenue and cost initiatives and $4.1 million related to increased shelter maintenance in Latin America, partially offset by a $3.2 million impact from the divestiture of our international neon business.

Depreciation and amortization declined $14.7 million, including $9.3 million of negative movements in foreign exchange, primarily as a result of assets that became fully depreciated or amortized during 2011.

Consolidated Results of Operations

The comparison of our historical results of operations for the year ended December 31, 2011 to the year ended December 31, 2010 is as follows:

(In thousands)	Years Ended December 31,		%
	2011	2010	Change
Revenue	$3,003,874	$2,797,994	7%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,638,801	1,559,972	5%
Selling, general and administrative expenses (excludes depreciation and amortization)	540,872	494,656	9%
Corporate expenses (excludes depreciation and amortization)	90,205	107,596	(16%)
Depreciation and amortization	432,035	413,588	4%
Impairment charges	7,614	11,493	(34%)
Other operating income (expense) – net	8,591	(23,753)	(136%)
Operating income	302,938	186,936	62%
Interest expense	242,435	239,453
Interest income on Due from Clear Channel Communications	45,459	19,460
Loss on marketable securities	(4,827)	(6,490)
Equity in earnings (loss) of nonconsolidated affiliates	6,029	(9,936)
Other expense – net	(649)	(5,335)
Income (loss) before income taxes	106,515	(54,818)
Income tax expense	(43,296)	(21,599)
Consolidated net income (loss)	63,219	(76,417)
Less amount attributable to noncontrolling interest	20,273	11,106
Net income (loss) attributable to the Company	$42,946	$(87,523)

Consolidated Revenue

Our consolidated revenue increased $205.9 million during 2011 including the impact of positive movements in foreign exchange of $87.1 million compared to 2010. Excluding the impact of foreign exchange movements, revenue increased $118.8 million.  Americas revenue increased $35.8 million, driven by increases in revenue across bulletin, airport and shelter displays, particularly digital displays, as a result of our continued deployment of new digital displays and increased rates. Our International revenue increased $170.1 million, primarily from increased street furniture revenue across our markets and an $84.5 million increase from the impact of movements in foreign exchange.

Consolidated Direct Operating Expenses

Direct operating expenses increased $78.8 million during 2011 including a $52.9 million increase due to the effects of movements in foreign exchange compared to 2010.  Americas direct operating expenses increased $11.4 million, primarily due to increased site lease expense associated with higher airport and bulletin revenue, particularly digital displays, and the increased deployment of digital displays. Direct operating expenses in our International segment increased $67.4 million, primarily from a $52.9 million increase from movements in foreign exchange.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased $46.2 million during 2011 compared to 2010. SG&A expenses increased $1.1 million in our Americas segment, which was primarily as a result of increased commission expense associated with the increase in revenue.  Our International SG&A expenses increased $45.1 million primarily due to a $16.6 million increase from movements in foreign exchange, a $6.5 million increase related to the unfavorable impact of litigation and increased selling and marketing expenses associated with the increase in revenue.

Corporate Expenses

Corporate expenses decreased by $17.4 million during 2011 compared to 2010, primarily due to a decrease in bonus expense related to our variable compensation plans and general corporate infrastructure support services being offset by an increase in divisional corporate expenses.

Depreciation and Amortization

Depreciation and amortization increased $18.4 million during 2011 compared to 2010, primarily due to increases in accelerated depreciation and amortization related to the removal of various structures, including the removal of traditional billboards in connection with the continued deployment of digital billboards. In addition, the impact of movements in foreign exchange contributed an increase of $7.4 million during 2011.

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

Loss on Marketable Securities

The loss on marketable securities of $4.8 million and $6.5 million during 2011 and 2010, respectively, primarily related to the impairment of our investment in INM.  The fair value of INM was below cost for an extended period of time.  As a result, we considered the guidance in ASC 320-10-S99 and reviewed the length of the time and the extent to which the market value was less than cost, the financial condition and the near-term prospects of the issuer.  After this assessment, we concluded that the impairment at each date was other than temporary and recorded non-cash impairment charges to our investment in INM, as noted above.

Equity in Earnings (Loss) of Nonconsolidated Affiliates

Equity in earnings of nonconsolidated affiliates of $6.0 million for 2011 included earnings from our equity investment in our International segment.

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

Our effective tax rate for 2011 was 40.6%, primarily impacted by our inability to benefit losses in certain foreign jurisdictions as well as additional tax expense recorded for interest on uncertain tax positions.  The effects of the items mentioned above were partially offset by a reduction in tax expense recorded during 2011 related to the settlement of U.S. Federal and state tax examinations during the year.

Our effective tax rate for 2010 was (39.4%), primarily impacted by our inability to benefit from tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years.  In addition, we recorded a valuation allowance of $13.6 million in 2010 against deferred tax assets related to capital allowances in foreign jurisdictions due to the uncertainty of the ability to realize those assets in future periods.

Americas Results of Operations

Our Americas operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2011	2010	Change
Revenue	$1,252,725	$1,216,930	3%
Direct operating expenses	571,779	560,378	2%
SG&A expenses	201,124	199,990	1%
Depreciation and amortization	211,056	198,896	6%
Operating income	$268,766	$257,666	4%

Our Americas revenue increased $35.8 million during 2011 compared to 2010, driven primarily by revenue increases from bulletin, airport and shelter displays, and particularly digital displays. Bulletin revenues increased primarily due to digital growth driven by the increased number of digital displays, in addition to increased rates. Airport and shelter revenues increased primarily on higher average rates.

Direct operating expenses increased $11.4 million, primarily due to increased site lease expense associated with higher airport and bulletin revenue, particularly digital displays, and the increased deployment of digital displays. SG&A expenses increased $1.1 million, primarily as a result of increased commission expense associated with the increase in revenue.

Depreciation and amortization increased $12.2 million, primarily due to increases in accelerated depreciation and amortization related to the removal of various structures, including the removal of traditional billboards in connection with the continued deployment of digital billboards.

International Results of Operations

Our International operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2011	2010	Change
Revenue	$1,751,149	$1,581,064	11%
Direct operating expenses	1,067,022	999,594	7%
SG&A expenses	339,748	294,666	15%
Depreciation and amortization	219,908	214,692	2%
Operating income	$124,471	$72,112	73%

International revenue increased $170.1 million during 2011 including the impact of positive foreign exchange movements of $84.5 million compared to 2010.  Excluding the impact of movements in foreign exchange, revenues increased primarily as a result of higher street furniture revenue across most of our markets.  Improved yields and additional displays contributed to the revenue increase in China, and improved yields in combination with a new contract drove the revenue increase in Sweden.  The increases from street furniture were partially offset by declines in billboard revenue across several of our markets, primarily Italy and the United Kingdom.

Direct operating expenses increased $67.4 million, attributable to a $52.9 million increase from the impact of movements in foreign exchange. In addition, increased site lease expense of $15.7 million associated with the increase in revenue was partially offset by an $8.8 million decline in restructuring expenses. SG&A expenses increased $45.1 million primarily due to a $16.6 million increase from movements in foreign exchange, a $6.5 million increase related to the unfavorable impact of litigation and higher selling expenses associated with the increase in revenue.

Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income

(In thousands)	Years Ended December 31,
	2012	2011	2010
Americas	$287,774	$268,766	$257,666
International	73,331	124,471	72,112
Impairment charges	(37,651)	(7,614)	(11,493)
Corporate expenses	(107,411)	(91,276)	(107,596)
Other operating income (expense) – net	50,943	8,591	(23,753)
Consolidated operating income	$266,986	$302,938	$186,936

Share-Based Compensation Expense

As of December 31, 2012, there was $18.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of December 31, 2012, there was $0.6 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

The following table indicates non-cash compensation costs related to share-based payments for the years ended December 31, 2012, 2011 and 2010, respectively:

(In thousands)	Years Ended December 31,
	2012	2011	2010
Americas	$5,875	$7,601	$9,207
International	4,529	3,165	2,746
Corporate	185	147	384
Total share-based compensation expense	$10,589	$10,913	$12,337

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following discussion highlights our cash flow activities during the years ended December 31, 2012, 2011, and 2010.

(In thousands)	Years Ended December 31,
	2012	2011	2011
Cash provided by (used for):
Operating activities	$355,138	$517,218	$525,217
Investing activities	(233,748)	(298,934)	(198,705)
Financing activities	(105,549)	(298,744)	(314,463)

Operating Activities

2012

The $162.1 million decrease in cash flows from operations to $355.1 million in 2012 compared to $517.2 million in 2011 was primarily driven by higher interest expense. Our consolidated net loss, adjusted for $481.0 million of non-cash items, provided positive cash flows of $321.8 million in 2012.  Cash paid for interest was $147.4 million higher during 2012 compared to the prior year.

Non-cash items affecting our net loss include impairment charges, depreciation and amortization, deferred taxes, provision for doubtful accounts, share-based compensation, gain on disposal of operating and fixed assets, loss on marketable securities, amortization of deferred financing charges and note discounts – net, loss on extinguishment of debt, equity in earnings of nonconsolidated affiliates and other reconciling items – net as presented on the face of the statement of cash flows.

2011

The decrease in cash flows from operations in 2011 compared to 2010 was primarily driven by changes in working capital and was partially offset by improved profitability, including a 7% increase in revenue.  Our net income, adjusted for $453.7 million of non-cash items, provided positive cash flows of $516.9 million in 2011.  Cash generated by higher operating income in 2011 compared to 2010 was offset by the decrease in accrued expenses in 2011 as a result of higher variable compensation payments in 2011 associated with our employee incentive programs based on 2010 operating performance.  In addition, in 2010 we received $51.0 million in U.S. Federal income tax refunds that increased cash flow from operations in 2010.

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

Non-cash items affecting our net income include impairment charges, depreciation and amortization, deferred taxes, provision for doubtful accounts, share-based compensation, loss on disposal of operating assets, loss on marketable securities, amortization of deferred financing charges - net and other reconciling items – net as presented on the face of the statement of cash flows.

Investing Activities

2012

Cash used for investing activities of $233.7 million during 2012 reflected capital expenditures of $275.6 million. We spent $117.6 million in our Americas segment primarily related to the installation of new digital displays, $150.1 million in our International segment primarily related to new billboard, street furniture and mall contracts and renewals of existing contracts, and $7.8 million by Corporate. Partially offsetting cash used for investing activities were $56.4 million of proceeds from the divestiture of our international neon business and the sales of other operating assets.

2011

Cash used for investing activities during 2011 primarily reflected capital expenditures of $291.1 million. We spent $120.8 million in our Americas segment primarily related to the construction of new digital displays, $166.0 million in our International segment primarily related to new billboard and street furniture contracts and renewals of existing contracts and $4.3 million by Corporate.

2010

Cash used for investing activities during 2010 primarily reflected capital expenditures of $195.3 million, partially offset by proceeds of $7.8 million from the sale of International and Americas assets. We spent $92.2 million in our Americas segment primarily related to the construction of new digital displays and $103.0 million in our International segment primarily related to new billboard and street furniture contracts and renewals of existing contracts.

Financing Activities

2012

Cash used for financing activities of $105.5 million during 2012 reflected (i) the issuance of $2.2 billion of the CCWH Subordinated Notes by CCWH using the proceeds to pay the CCOH Dividend (discussed below) and (ii) the issuance by CCWH of $2.7 billion aggregate principal amount of the CCWH Senior Notes due 2022 using the proceeds used to fund the tender offer for and redemption of the Existing CCWH Senior Notes due 2017.

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

Clear Channel Communications’ Merger

Clear Channel Communications’ capitalization, liquidity and capital resources substantially changed due to the consummation of its merger on July 30, 2008. Upon the closing of the merger, Clear Channel Communications incurred additional debt and became highly leveraged. We are not borrowers or guarantors under Clear Channel Communications’ credit agreements.

We have a revolving promissory note issued by Clear Channel Communications to us in the amount of $729.2 million as of December 31, 2012 described more fully below under “Liquidity and Capital Resources — Sources of Capital – Promissory Notes with Clear Channel Communications.” We are an unsecured creditor of Clear Channel Communications with respect to the revolving promissory note.

Also, so long as Clear Channel Communications maintains a significant interest in us, pursuant to the Master Agreement between Clear Channel Communications and us, Clear Channel Communications will have the option to limit our ability to incur debt or issue equity securities, among other limitations, which could adversely affect our ability to meet our liquidity needs.

Anticipated Cash Requirements

Our primary source of liquidity is cash on hand, cash flow from operations and the revolving promissory note with Clear Channel Communications.  Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations and borrowing capacity under or repayment of amounts outstanding under the revolving promissory note with Clear Channel Communications will enable us to meet our working capital, capital expenditure, debt service and other funding requirements, including the debt service on the CCWH Senior Notes and the CCWH Subordinated Notes, for at least the next 12 months.  In addition, we expect to be in compliance with the covenants governing our indebtedness in 2013.  We believe our long-term plans, which include promoting outdoor media spending and capitalizing on our diverse geographic and product opportunities, including the continued deployment of digital displays, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements long term.  However, our anticipated results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants.  In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

Furthermore, in its Annual Report on Form 10-K filed with the SEC on February 19, 2013, Clear Channel Communications stated that it expects to be in compliance with the covenants in its material financing agreements in 2013.  Clear Channel

Communications similarly stated in such Annual Report that its anticipated results are also subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants.  Moreover, Clear Channel Communications stated in such Annual Report that its ability to comply with the covenants in its material financing agreements may be affected by events beyond its control, including prevailing economic, financial and industry conditions.  As discussed therein, the breach of any covenants set forth in Clear Channel Communications’ financing agreements would result in a default thereunder, and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, as discussed therein, the lenders under the receivables-based credit facility under Clear Channel Communications’ senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. In addition, Clear Channel Communications stated in such Annual Report that if Clear Channel Communications is unable to repay its obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility.  Finally, Clear Channel Communications stated in such Annual Report that a default or acceleration under any of its material financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.  If Clear Channel Communications were to become insolvent, we would be an unsecured creditor of Clear Channel Communications.  In such event, we would be treated the same as other unsecured creditors of Clear Channel Communications and, if we were not entitled to the cash previously transferred to Clear Channel Communications, or could not obtain such cash on a timely basis, we could experience a liquidity shortfall.

For so long as Clear Channel Communications maintains significant control over us, a deterioration in the financial condition of Clear Channel Communications could have the effect of increasing our borrowing costs or impairing our access to capital markets.  As of December 31, 2012, Clear Channel Communications had $1,225.0 million recorded as “Cash and cash equivalents” on its condensed consolidated balance sheets.

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

Sources of Capital

As of December 31, 2012 and 2011, we had the following debt outstanding, cash and cash equivalents and amounts due from Clear Channel Communications:

(In millions)	December 31,	December 31,
	2012	2011
Clear Channel Worldwide Holdings Senior Notes due 2022	$2,725.0	$-
Clear Channel Worldwide Holdings Senior Notes due 2017	-	2,500.0
Clear Channel Worldwide Holdings Senior Subordinated Notes due 2020	2,200.0	-
Other debt	27.1	45.9
Original issue discount	(7.3)	-
Total debt	4,944.8	2,545.9
Less: Cash and cash equivalents	562.0	542.7
Less: Due from Clear Channel Communications	729.2	656.0
	$3,653.6	$1,347.2

We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities.  Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Promissory Notes with Clear Channel Communications

We maintain accounts that represent net amounts due to or from Clear Channel Communications, which is recorded as “Due from/to Clear Channel Communications” on the consolidated balance sheets. The accounts represent our revolving promissory note issued by us to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to us in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances. The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand or when they mature on December 15, 2017. Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications.  At December 31, 2012 and 2011, the asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet was $729.2 million and $656.0 million, respectively, and we had no borrowings under the cash management note to Clear Channel Communications. The net interest income for the years ended December 31, 2012, 2011 and 2010 was $63.8 million, $45.5 million and $19.5 million, respectively. At December 31, 2012, the fixed interest rate on the “Due from Clear Channel Communications” account was 6.5%.

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

As long as Clear Channel Communications maintains a significant interest in us, pursuant to the Master Agreement between Clear Channel Communications and us, Clear Channel Communications will have the option to limit our ability to incur debt or issue equity securities, among other limitations, which could adversely affect our ability to meet our liquidity needs. Under the Master Agreement, we are limited in our borrowing from third parties to no more than $400.0 million at any one time outstanding, without the prior written consent of Clear Channel Communications.

CCWH Senior Notes

During the fourth quarter of 2012, CCWH issued the CCWH Senior Notes, which consisted of $735.8 million aggregate principal amount of Series A CCWH Senior Notes and $1,989.25 million aggregate principal amount of Series B CCWH Senior Notes.  The CCWH Senior Notes are guaranteed by us, Clear Channel Outdoor, Inc. (“CCOI”) and certain of our direct and indirect subsidiaries. The proceeds from the issuance of the CCWH Senior Notes were used to fund the repurchase of the Existing CCWH Senior Notes.

We capitalized $30.0 million in fees and expenses associated with the CCWH Senior Notes offering and an original issue discount of $7.4 million.  We are amortizing the capitalized fees and discount through interest expense over the life of the CCWH Senior Notes.

The CCWH Senior Notes are senior obligations that rank pari passu in right of payment to all unsubordinated indebtedness of CCWH and the guarantees of the CCWH Senior Notes rank pari passu in right of payment to all unsubordinated indebtedness of the guarantors.  Interest on the CCWH Senior Notes is payable to the trustee weekly in arrears and to the noteholders on May 15 and November 15 of each year, beginning on May 15, 2013.

At any time prior to November 15, 2017, CCWH may redeem the CCWH Senior Notes, in whole or in part, at a price equal to 100% of the principal amount of the CCWH Senior Notes plus a “make-whole” premium, together with accrued and unpaid interest, if any, to the redemption date. CCWH may redeem the CCWH Senior Notes, in whole or in part, on or after November 15, 2017, at the redemption prices set forth in the applicable indenture governing the CCWH Senior Notes plus accrued and unpaid interest to the redemption date. At any time on or before November 15, 2015, CCWH may elect to redeem up to 40% of the then outstanding aggregate principal amount of the CCWH Senior Notes at a redemption price equal to 106.500% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings, subject to certain restrictions. Notwithstanding the foregoing, neither we nor any of our subsidiaries is permitted to make any purchase of, or otherwise effectively cancel or retire any Series A CCWH Senior Notes or Series B CCWH Senior Notes if, after giving effect thereto and, if applicable, any concurrent purchase of or other addition with respect to any Series B CCWH Senior Notes or Series A CCWH Senior Notes, as applicable, the ratio of (a) the outstanding aggregate principal amount of the Series A CCWH Senior Notes to (b) the outstanding aggregate principal amount of the Series B CCWH Senior Notes shall be greater than 0.25, subject to certain exceptions.

The indenture governing the Series A CCWH Senior Notes contains covenants that limit us and our restricted subsidiaries ability to, among other things:

•         incur or guarantee additional debt to persons other than Clear Channel Communications and its subsidiaries (other than us) or issue certain preferred stock;

•         create liens on our restricted subsidiaries assets to secure such debt;

•         create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries that are not guarantors of the CCWH Senior Notes;

•         enter into certain transactions with affiliates;

•         merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of our assets; and

•         sell certain assets, including capital stock of our subsidiaries, to persons other than Clear Channel Communications and its subsidiaries (other than us).

In addition, the indenture governing the Series A CCWH Senior Notes provides that if CCWH (i) makes an optional redemption of the Series B CCWH Senior Notes or purchases or makes an offer to purchase the Series B CCWH Senior Notes at or above 100% of the principal amount thereof, then CCWH shall apply a pro rata amount to make an optional redemption or purchase a pro rata amount of the Series A CCWH Senior Notes or (ii) makes an asset sale offer under the indenture governing the Series B CCWH Senior Notes, then CCWH shall apply a pro rata amount to make an offer to purchase a pro rata amount of Series A CCWH Senior Notes.

The indenture governing the Series A CCWH Senior Notes does not include limitations on dividends, distributions, investments or asset sales.

The indenture governing the Series B CCWH Senior Notes contains covenants that limit us and our restricted subsidiaries ability to, among other things:

•         incur or guarantee additional debt or issue certain preferred stock;

•         redeem, repurchase or retire our subordinated debt;

•         make certain investments;

•         create liens on its or its restricted subsidiaries’ assets to secure debt;

•         create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries that are not guarantors of the CCWH Senior Notes;

•         enter into certain transactions with affiliates;

•         merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of our assets;

•         sell certain assets, including capital stock of our subsidiaries;

•         designate our subsidiaries as unrestricted subsidiaries; and

•         pay dividends, redeem or repurchase capital stock or make other restricted payments.

The Series A CCWH Senior Notes indenture and Series B CCWH Senior Notes indenture restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test.  In order to incur (i) additional indebtedness under this test, our debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively, and (ii) additional indebtedness that is subordinated to the CCWH Senior Notes under this test, our debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1 for total debt.  The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B CCWH Senior Notes indenture also permits us to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if our debt to adjusted EBITDA ratios (as defined by the indentures) are lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively.  The Series A CCWH Senior Notes indenture does not limit our ability to pay dividends.  The Series B CCWH Senior Notes indenture contains certain exceptions that allow us to pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by us of amounts outstanding under the revolving promissory note issued by Clear Channel Communications to us.

Consolidated leverage, defined as total debt divided by EBITDA for the preceding four quarters was 6.3:1 at December 31, 2012, and senior leverage, defined as senior debt divided by EBITDA for the preceding four quarters was 3.5:1 at December 31, 2012. Our adjusted EBITDA of $788.3 million is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense) – net, plus non-cash compensation, and is further adjusted for the following: (i) an increase of $48.0 million related to costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) an increase of $36.4 million for non-recurring or unusual gains or losses; (iii) an increase of $34.4 million for non-cash items; and (iv) an increase of $6.0 million for various other items.

CCWH Senior Subordinated Notes

During the first quarter of 2012, CCWH issued the CCWH Subordinated Notes, which consisted of $275.0 million aggregate principal amount of Series A CCWH Subordinated Notes and $1,925.0 million aggregate principal amount of Series B CCWH Subordinated Notes.  Interest on the CCWH Subordinated Notes is payable to the trustee weekly in arrears and to the noteholders on March 15 and September 15 of each year, beginning on September 15, 2012.

The CCWH Subordinated Notes are CCWH’s senior subordinated obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by us, CCOI, and certain of our other domestic subsidiaries. The CCWH Subordinated Notes are unsecured senior subordinated obligations that rank junior to all of CCWH’s existing and future senior debt, including the CCWH Senior Notes, equally with any of CCWH’s existing and future senior subordinated debt and ahead of all of CCWH’s existing and future debt that expressly provides that it is subordinated to the CCWH Subordinated Notes. The guarantees of the CCWH Subordinated Notes rank junior to each guarantor’s existing and future senior debt, including the CCWH Senior Notes, equally with each guarantor’s existing and future senior subordinated debt and ahead of each guarantor’s existing and future debt that expressly provides that it is subordinated to the guarantees of the CCWH Subordinated Notes.

At any time prior to March 15, 2015, CCWH may redeem the CCWH Subordinated Notes, in whole or in part, at a price equal to 100% of the principal amount of the CCWH Subordinated Notes plus a “make-whole” premium, together with accrued and unpaid interest, if any, to the redemption date. CCWH may redeem the CCWH Subordinated Notes, in whole or in part, on or after March 15, 2015, at the redemption prices set forth in the applicable indenture governing the CCWH Subordinated Notes plus accrued and unpaid interest to the redemption date. At any time on or before March 15, 2015, CCWH may elect to redeem up to 40% of the then outstanding aggregate principal amount of the CCWH Subordinated Notes at a redemption price equal to 107.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings, subject to certain restrictions. Notwithstanding the foregoing, neither we nor any of our subsidiaries is permitted to make any purchase of, or otherwise effectively cancel or retire any Series A CCWH Subordinated Notes or Series B CCWH Subordinated Notes if, after giving effect thereto and, if applicable, any concurrent purchase of or other addition with respect to any Series B CCWH Subordinated Notes or Series A CCWH Subordinated Notes, as applicable, the ratio of (a) the outstanding aggregate principal amount of the Series A CCWH Subordinated  Notes to (b) the outstanding aggregate principal amount of the Series B CCWH Subordinated Notes shall be greater than 0.25, subject to certain exceptions.

We capitalized $40.0 million in fees and expenses associated with the CCWH Subordinated Notes offering and are amortizing them through interest expense over the life of the CCWH Subordinated Notes.

The indenture governing the Series A CCWH Subordinated Notes contains covenants that limit the ability of us and our restricted subsidiaries to, among other things:

•         incur or guarantee additional debt to persons other than Clear Channel and its subsidiaries (other than us) or issue certain preferred stock;

•         create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries that are not guarantors of the notes;

•         enter into certain transactions with affiliates;

•         merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of our assets; and

•         sell certain assets, including capital stock of our subsidiaries, to persons other than Clear Channel and its subsidiaries (other than us).

In addition, the indenture governing the Series A CCWH Subordinated Notes provides that if CCWH (i) makes an optional redemption of the Series B CCWH Subordinated Notes or purchases or makes an offer to purchase the Series B CCWH Subordinated Notes at or above 100% of the principal amount thereof, then CCWH shall apply a pro rata amount to make an optional redemption or purchase a pro rata amount of the Series A CCWH Subordinated Notes or (ii) makes an asset sale offer under the indenture governing the Series B CCWH Subordinated Notes, then CCWH shall apply a pro rata amount to make an offer to purchase a pro rata amount of Series A CCWH Subordinated Notes.

The indenture governing the Series A CCWH Subordinated Notes does not include limitations on dividends, distributions, investments or asset sales.

The indenture governing the Series B CCWH Subordinated Notes contains covenants that limit us and our restricted subsidiaries ability to, among other things:

•         incur or guarantee additional debt or issue certain preferred stock;

•         make certain investments;

•         create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries that are not guarantors of the notes;

•         enter into certain transactions with affiliates;

•         merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of our assets;

•         sell certain assets, including capital stock of our subsidiaries;

•         designate our subsidiaries as unrestricted subsidiaries; and

•         pay dividends, redeem or repurchase capital stock or make other restricted payments.

The Series A CCWH Subordinated Notes indenture and Series B CCWH Subordinated Notes indenture restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test.  In order to incur additional indebtedness under this test, our debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1.  The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B CCWH Subordinated Notes indenture also permits us to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if its debt to adjusted EBITDA ratios (as defined by the indentures) is lower than 7.0:1.  The Series A CCWH Senior Subordinated Notes indenture does not limit our ability to pay dividends.  The Series B CCWH Subordinated Notes indenture contains certain exceptions that allow us to pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets, and (ii) dividends made using proceeds received upon a demand by us of amounts outstanding under the revolving promissory note issued by Clear Channel Communications to us.

With the proceeds of the CCWH Subordinated Notes (net of the initial purchasers’ discount of $33.0 million), CCWH loaned an aggregate amount equal to $2,167.0 million to CCOI. CCOI paid all other fees and expenses of the offering using cash on hand and, with the proceeds of the loans, distributed a special cash dividend to us, and we in turn distributed the special cash dividend (the “CCOH Dividend”) on March 15, 2012 in an amount equal to $6.0832 per share to our Class A and Class B stockholders of record at the close of business on March 12, 2012, including Clear Channel Holdings, Inc. (“Clear Channel Holdings”) and CC Finco, LLC (“CC Finco”), both wholly-owned subsidiaries of Clear Channel Communications.

Other Debt

Other debt consists primarily of loans with international banks.  At December 31, 2012, approximately $27.1 million was outstanding as other debt.

Clear Channel Communications’ Debt Covenants

The Clear Channel Communications’ senior secured credit facility contains a significant financial covenant which requires Clear Channel Communications to comply on a quarterly basis with a financial covenant limiting the ratio of its consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA for the preceding four quarters (maximum of 9.5:1).  The financial covenant becomes more restrictive over time beginning in the second quarter of 2013.  In its Annual Report on Form 10-K filed with the SEC on February 19, 2013, Clear Channel Communications stated that it was in compliance with this covenant as of December 31, 2012.

Dispositions and Other

During 2012, our International segment sold its international neon business and its outdoor advertising business in Romania, resulting in an aggregate gain of $39.7 million included in “Other operating income (expense) – net.”

During 2010, we transferred our interest in our Branded Cities operations to our joint venture partner, The Ellman Companies.  We recognized a loss of $25.3 million in “Other operating income (expense) – net” related to this transfer.  In addition, our International segment sold its outdoor advertising business in India, resulting in a loss of $3.7 million included in “Other operating income (expense) – net.”

Uses of Capital

Debt Repurchases

During November 2012, CCWH repurchased $1,724.7 million aggregate principal amount of the Existing CCWH Senior Notes in a tender offer for the Existing CCWH Senior Notes.  Simultaneously with the early settlement of the tender offer, CCWH called for redemption all of the remaining $775.3 million aggregate principal amount of Existing CCWH Senior Notes that were not purchased on the early settlement date of the tender offer.  In connection with the redemption, CCWH satisfied and discharged its obligations under the Existing CCWH Senior Notes indentures by depositing with the trustee sufficient funds to pay the redemption price, plus accrued and unpaid interest on the remaining outstanding Existing CCWH Senior Notes to, but not including, the December 19, 2012 redemption date.

Capital Expenditures

Our capital expenditures for the years ended December 31, 2012, 2011, and 2010 were as follows:

(In millions)	Years Ended December 31,
	2012	2011	2010
Americas outdoor advertising	$117.7	$120.8	$92.2
International outdoor advertising	150.1	166.0	103.1
Corporate	7.8	4.3	-
Total capital expenditures	$275.6	$291.1	$195.3

Our capital expenditures are not of significant size individually and primarily relate to the ongoing deployment of digital displays and recurring maintenance in our Americas outdoor segment as well as new billboard and street furniture contracts and renewals of existing contracts in our International outdoor segment.

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

Commitments, Contingencies and Guarantees

We are currently involved in certain legal proceedings arising in the ordinary course of business and, as required, have accrued our estimate of the probable costs for resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.  We are currently appealing a recent California court ruling relating to our digital display permits in the City of Los Angeles.  If we are unsuccessful in our appeal or are unable to otherwise successfully resolve our rights to these permits, we may be forced to remove some or all of our digital displays in this market, which could have a significant impact on our operations in this market.  Please see Item 3. Legal Proceedings within Part I of this Annual Report on Form 10-K.

Our short and long term cash requirements include minimum annual guarantees for our street furniture contracts and operating leases.  Noncancelable contracts and operating lease requirements are included in our direct operating expenses, which historically have been satisfied by cash flows from operations.  For 2013, we are committed to $397.6 million and $281.6 million for minimum annual guarantees and operating leases, respectively.  Our long-term commitments for minimum annual guarantees, operating leases and capital expenditure requirements are included in the table below.

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

The scheduled maturities of the CCWH Senior Notes, CCWH Subordinated Notes and other debt outstanding, and our future minimum rental commitments under non-cancelable lease agreements, minimum payments under other non-cancelable contracts, capital expenditure commitments and other long-term obligations as of December 31, 2012, are as follows:

(In thousands)	Payments due by Period
Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Long-term Debt:
CCWH Senior Notes	$2,200,000	$-	$-	$-	$2,200,000
CCWH Senior Subordinated Notes	2,725,000	-	-	-	2,725,000
Other Long-term Debt	27,093	9,408	16,608	138	939
Interest payments on long-term debt (1)	2,946,306	345,879	690,661	689,902	1,219,864

Non-cancelable operating leases	2,055,566	281,629	477,688	328,623	967,626
Non-cancelable contracts	1,823,873	397,646	629,836	346,798	449,593
Employment contracts	10,057	6,595	3,425	37	-
Capital expenditures	146,574	80,143	46,699	18,800	932
Unrecognized tax benefits (2)	45,769	-	-	-	45,769
Other long-term obligations (3)	81,260	175	1,095	510	79,480
Total (4)	$12,061,498	$1,121,475	$1,866,012	$1,384,808	$7,689,203

(1)     Interest payments on long-term debt consist primarily of interest on the CCWH Senior Notes and the CCWH Senior Subordinated Notes.

(2)     The non-current portion of the unrecognized tax benefits is included in the “Thereafter” column as we cannot reasonably estimate the timing or amounts of additional cash payments, if any, at this time.  For additional information, see Note 9 included in Item 8 of Part II of this Annual Report on Form 10-K.

(3)     Other long-term obligations consist of $52.6 million related to asset retirement obligations recorded pursuant to ASC 410-20, which assumes the underlying assets will be removed at some period over the next 50 years.  Also included in the table is $24.3 million related to retirement plans and $4.4 million related to other long-term obligations with a specific maturity.

(4)     Excluded from the table is $112.7 million related to various obligations with no specific contractual commitment or maturity.

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

Equity Price Risk

The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices.  It is estimated that a 20% change in the market prices of these securities would change their carrying value and our comprehensive income at December 31, 2012 by $0.1 million.

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported net income of $73.8 million for the year ended December 31, 2012.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net income for the year ended December 31, 2012 by $7.4 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during year ended December 31, 2012 would have increased our net income by a corresponding amount.

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

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (ASC 210). Under the ASU, new disclosures will be required for recognized financial instruments and derivative instruments that are either offset on the balance sheet in accordance with the offsetting guidance in ASC 210-20-45 or ASC 815-10-45, or are subject to an enforceable master netting arrangement or similar agreement, regardless of whether they are offset in accordance with the offsetting guidance.  The disclosure requirements will be effective for periods beginning on or after January 1, 2013, and are to be applied retrospectively.  We do not expect the provisions of ASU 2011-11 to have a material effect on our financial position or results of operations.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU gives entities the option to first perform a qualitative assessment to determine whether the existence of events and circumstances indicate that it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If an entity determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if an entity concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any.  The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  We did not early adopt the provisions of this ASU during 2012 in connection with our annual impairment test for indefinite-lived intangibles.  We do not expect the provisions of ASU 2012-02 to have a material effect on our financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We early adopted the provisions of this ASU as of October 1, 2011 with no material impact to our financial position or results of operations.  However, for our annual impairment test as of October 1, 2012, we elected to perform a quantitative assessment and applied the two-step impairment test.

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

Allowance for Doubtful Accounts

We evaluate the collectability of our accounts receivable based on a combination of factors.  In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected.  For all other customers, we recognize reserves for bad debt based on historical experience for each business unit, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions.

If our agings were to improve or deteriorate resulting in a 10% change in our allowance, we estimated that our bad debt expense for the year ended December 31, 2012 would have changed by approximately $3.7 million and our net income for the same period would have changed by approximately $2.3 million.

Long-lived Assets

Long-lived assets, including structures and other property, plant and equipment and definite-lived intangibles, are reported at historical cost less accumulated depreciation. We estimate the useful lives for various types of advertising structures and other long-lived assets based on our historical experience and our plans regarding how we intend to use those assets. Advertising structures have different lives depending on their nature, with large format bulletins generally having longer depreciable lives and posters and other displays having shorter depreciable lives. Street furniture and transit displays are depreciated over their estimated useful lives or appropriate contractual periods, whichever is shorter. Our experience indicates that the estimated useful lives applied to our portfolio of assets have been reasonable, and we do not expect significant changes to the estimated useful lives of our long-lived assets in the future. When we determine that structures or other long-lived assets will be disposed of prior to the end of their useful lives, we estimate the revised useful lives and depreciate the assets over the revised period. We also review long-lived assets for impairment when events and circumstances indicate that depreciable and amortizable long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value.

We use various assumptions in determining the remaining useful lives of assets to be disposed of prior to the end of their useful lives and in determining the current fair market value of long-lived assets that are determined to be unrecoverable. Estimated useful lives and fair values are sensitive to factors including contractual commitments, regulatory requirements, future expected cash flows, industry growth rates and discount rates, as well as future salvage values. Our impairment loss calculations require management to apply judgment in estimating future cash flows, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.

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

On October 1, 2012, we performed our annual impairment test in accordance with ASC 350-30-35 and recognized aggregate impairment charges of $35.9 million related to permits in certain markets in our Americas business.

In determining the fair value of our billboard permits, the following key assumptions were used:

▪  Industry revenue growth forecast at 3.9% was used for the initial four-year period;

▪  3% revenue growth was assumed beyond the initial four-year period;

▪  Revenue was grown over a build-up period, reaching maturity by year 2;

▪  Operating margins gradually climb to the industry average margin of up to 51%, depending on market size, by year 3; and

▪  Assumed discount rate of 9.5%.

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

(In thousands)
Description	Revenue growth rate	Profit margin	Discount rates
Billboard permits	$ (556,800)	$ (109,500)	$ (559,600)

The estimated fair value of our billboard permits at October 1, 2012 was $1.7 billion while the carrying value was $1.1 billion.

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

On October 1, 2012, we performed our annual impairment test in accordance with ASC 350-30-35, resulting in no impairment charges. In determining the fair value of our reporting units, we used the following assumptions:

▪    Expected cash flows underlying our business plans for the periods 2013 through 2017. Our cash flow assumptions are based on detailed, multi-year forecasts performed by each of our operating segments, and reflect the advertising outlook across our businesses.

▪  Cash flows beyond 2017 are projected to grow at a perpetual growth rate, which we estimated at 3%.

▪  In order to risk adjust the cash flow projections in determining fair value, we utilized a discount rate of approximately 10.0% to 12.5% for each of our reporting units.

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

(In thousands)
Description	Revenue growth rate	Profit margin	Discount rates
Americas	$ (610,000)	$ (130,000)	$ (490,000)
International	$ (340,000)	$ (170,000)	$ (260,000)

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

Due to the high rate of lease renewals over a long period of time, our calculation assumes all related assets will be removed at some period over the next 50 years.  An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site.  The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk-adjusted credit rate for the same period.  If our assumption of the risk-adjusted credit rate used to discount current year additions to the asset retirement obligation decreased approximately 1%, our liability as of December 31, 2012 would not be materially impacted.  Similarly, if our assumption of the risk-adjusted credit rate increased approximately 1%, our liability would not be materially impacted.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Required information is located within Item 7 of Part II of this Annual Report on Form 10-K.

ITEM 8.  Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

The consolidated financial statements and notes related thereto were prepared by and are the responsibility of management.  The financial statements and related notes were prepared in conformity with U.S. generally accepted accounting principles and include amounts based upon management's best estimates and judgments.

It is management's objective to ensure the integrity and objectivity of its financial data through systems of internal controls designed to provide reasonable assurance that all transactions are properly recorded in our books and records, that assets are safeguarded from unauthorized use and that financial records are reliable to serve as a basis for preparation of financial statements.

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

Executive Vice President and Chief Financial Officer

/s/Scott D. Hamilton

Senior Vice President and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Clear Channel Outdoor Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Clear Channel Outdoor Holdings, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income(loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clear Channel Outdoor Holdings, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Antonio, Texas
February 19, 2013

CONSOLIDATED BALANCE SHEETS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands)
	December 31,	December 31,
	2012	2011
CURRENT ASSETS
Cash and cash equivalents	$561,979	$542,655
Accounts receivable, net of allowance of $36,669 in 2012 and $41,350 in 2011	743,112	702,091
Prepaid expenses	141,548	132,510
Other current assets	68,761	76,472
Total Current Assets	1,515,400	1,453,728

PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,890,693	1,950,437
Other property, plant and equipment, net	317,051	296,273

INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles	1,070,720	1,105,704
Other intangibles, net	557,478	618,526
Goodwill	862,248	857,193

OTHER ASSETS
Due from Clear Channel Communications	729,157	656,040
Other assets	163,035	150,284
Total Assets	$7,105,782	$7,088,185

CURRENT LIABILITIES
Accounts payable	$98,607	$95,230
Accrued expenses	535,407	511,967
Deferred income	107,034	89,980
Current portion of long-term debt	9,407	23,806
Other current liabilities	60,950	-
Total Current Liabilities	811,405	720,983

Long-term debt	4,935,388	2,522,103
Deferred tax liability	673,068	822,932
Other long-term liabilities	239,832	281,940
Commitments and contingent liabilities (Note 7)

SHAREHOLDERS’ EQUITY
Noncontrolling interest	247,934	231,530
Preferred stock, $.01 par value, 150,000,000 shares authorized, no shares issued and
Class A common stock, $.01 par value, 750,000,000 shares authorized, 42,357,863 and
41,138,735 shares issued in 2012 and 2011, respectively	424	411
Class B common stock, $.01 par value, 600,000,000 shares authorized, 315,000,000
shares issued and outstanding	3,150	3,150
Additional paid-in capital	4,522,668	6,684,497
Retained deficit	(4,114,515)	(3,931,403)
Accumulated other comprehensive loss	(212,599)	(246,988)
Cost of shares (110,005 in 2012 and 109,755 in 2011) held in treasury	(973)	(970)
Total Shareholders’ Equity	446,089	2,740,227

Total Liabilities and Shareholders’ Equity	$7,105,782	$7,088,185

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands, except per share data)	Years Ended December 31,
	2012	2011	2010
Revenue	$2,946,944	$3,003,874	$2,797,994
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,611,262	1,638,801	1,559,972
Selling, general and administrative expenses (excludes depreciation and
amortization)	577,296	540,872	494,656
Corporate expenses (excludes depreciation and amortization)	105,428	90,205	107,596
Depreciation and amortization	399,264	432,035	413,588
Impairment charges	37,651	7,614	11,493
Other operating income (expense) - net	50,943	8,591	(23,753)
Operating income	266,986	302,938	186,936
Interest expense	373,876	242,435	239,453
Interest income on Due from Clear Channel Communications	63,761	45,459	19,460
Loss on marketable securities	(2,578)	(4,827)	(6,490)
Equity in earnings (loss) of nonconsolidated affiliates	843	6,029	(9,936)
Loss on extinguishment of debt	(221,071)	-	-
Other expense - net	(364)	(649)	(5,335)
Income (loss) before income taxes	(266,299)	106,515	(54,818)
Income tax benefit (expense)	107,089	(43,296)	(21,599)
Consolidated net income (loss)	(159,210)	63,219	(76,417)
Less amount attributable to noncontrolling interest	23,902	20,273	11,106
Net income (loss) attributable to the Company	$(183,112)	$42,946	$(87,523)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	35,485	(29,801)	16,237
Foreign currency reclassification adjustment	-	-	3,437
Unrealized holding loss on marketable securities	(2,573)	(4,834)	(7,809)
Reclassification adjustment for realized loss on marketable securities included in net income (loss) and other	3,180	3,787	6,490
Other comprehensive income (loss)	36,092	(30,848)	18,355
Comprehensive income (loss)	(147,020)	12,098	(69,168)
Less amount attributable to noncontrolling interest	1,703	8,918	7,617
Comprehensive income (loss) attributable to the Company	$(148,723)	$3,180	$(76,785)

Net income (loss) attributable to the Company per common share:
Basic	$(0.54)	$0.11	$(0.26)
Weighted average common shares outstanding – Basic	356,915	355,907	355,568
Diluted	$(0.54)	$0.11	$(0.26)
Weighted average common shares outstanding – Diluted	356,915	356,528	355,568

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands, except share data)				Controlling Interest
	Class A Common Shares Issued	Class B Common Shares Issued	Non-controlling Interest	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at December 31, 2009	40,841,551	315,000,000	$ 193,730	$ 3,557	$ 6,669,247	$ (3,886,826)	$ (218,177)	$ (154)	$ 2,761,377
Net income (loss)	-	-	11,106	-	-	(87,523)	-	-	(76,417)
Exercise of stock options and other	45,372	-	-	1	-	-	-	(501)	(500)
Share-based payments	-	-	-	-	12,337	-	-	-	12,337
Other	-	-	(2,659)	-	(4,438)	-	-	-	(7,097)
Other comprehensive income	-	-	7,617	-	-	-	10,738	-	18,355
Balances at December 31, 2010	40,886,923	315,000,000	$ 209,794	$ 3,558	$ 6,677,146	$ (3,974,349)	$ (207,439)	$ (655)	$ 2,708,055
Net income	-	-	20,273	-	-	42,946	-	-	63,219
Exercise of stock options and other	251,812	-	-	3	-	-	-	(315)	(312)
Share-based payments	-	-	-	-	10,913	-	-	-	10,913
Other	-	-	(7,455)	-	(3,562)	-	217	-	(10,800)
Other comprehensive income (loss)	-	-	8,918	-	-	-	(39,766)	-	(30,848)
Balances at December 31, 2011	41,138,735	315,000,000	$ 231,530	$ 3,561	$ 6,684,497	$ (3,931,403)	$ (246,988)	$ (970)	$ 2,740,227
Net income (loss)	-	-	23,902	-	-	(183,112)	-	-	(159,210)
Exercise of stock options and other	1,219,128	-	-	13	6,372	-	-	(3)	6,382
Share-based payments	-	-	-	-	10,589	-	-	-	10,589
Dividend declared and paid ($6.0832/share)	-	-	-	-	(2,170,396)	-	-	-	(2,170,396)
Other	-	-	(9,201)	-	(8,394)	-	-	-	(17,595)
Other comprehensive income	-	-	1,703	-	-	-	34,389	-	36,092
Balances at December 31, 2012	42,357,863	315,000,000	$ 247,934	$ 3,574	$ 4,522,668	$ (4,114,515)	$ (212,599)	$ (973)	$ 446,089

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands)	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(159,210)	$63,219	$(76,417)
Reconciling items:
Impairment charges	37,651	7,614	11,493
Depreciation and amortization	399,264	432,035	413,588
Deferred taxes	(157,315)	(1,393)	(14,362)
Provision for doubtful accounts	7,000	5,977	8,868
Share-based compensation	10,589	10,913	12,337
(Gain) loss on sale of operating and fixed assets	(50,943)	(8,591)	23,753
Loss on marketable securities	2,578	4,827	6,490
Amortization of deferred financing charges and note discounts, net	10,963	7,653	7,634
Loss on extinguishment of debt	221,071	-	-
Other reconciling items – net	112	(5,329)	17,874
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(46,294)	15,829	(47,113)
Decrease in Federal income taxes receivable	-	-	50,958
Increase (decrease) in accrued expenses	25,294	(35,302)	45,603
Increase in accounts payable and other liabilities	24,541	48,911	5,120
Increase (decrease) in deferred income	24,069	(10,212)	(7,045)
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	5,768	(18,933)	66,436
Net cash provided by operating activities	355,138	517,218	525,217
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(275,577)	(291,050)	(195,273)
Proceeds from disposal of assets	56,433	12,883	7,753
Purchases of other operating assets	(5,719)	(14,794)	(1,841)
Purchases of businesses	(4,721)	(13,179)	-
Change in other – net	(4,164)	7,206	(9,344)
Net cash used for investing activities	(233,748)	(298,934)	(198,705)
CASH FLOWS FROM FINANCING ACTIVITIES:
Draws on credit facilities	2,063	-	4,670
Payments on credit facilities	(3,368)	(4,151)	(47,095)
Proceeds from long-term debt	4,917,643	5,012	6,844
Payments on long-term debt	(2,700,786)	(20,099)	(13,212)
Net transfers to Clear Channel Communications	(73,127)	(272,262)	(260,470)
Deferred financing charges	(69,988)	-	-
Purchases of noncontrolling interests	(7,040)	(4,682)	-
Dividends paid	(2,170,396)	-	-
Change in other – net	(550)	(2,562)	(5,200)
Net cash used for financing activities	(105,549)	(298,744)	(314,463)
Effect of exchange rate changes on cash	3,483	(903)	2,533
Net increase (decrease) in cash and cash equivalents	19,324	(81,363)	14,582
Cash and cash equivalents at beginning of year	542,655	624,018	609,436
Cash and cash equivalents at end of year	$561,979	$542,655	$624,018

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest	$381,346	$233,979	$235,101
Cash paid during the year for income taxes	$48,424	$37,777	$-

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Clear Channel Outdoor Holdings, Inc. (the “Company”) is an outdoor advertising company which owns or operates advertising display faces domestically and internationally.  On November 11, 2005, the Company became a publicly traded company through an initial public offering (“IPO”), in which 10%, or 35.0 million shares, of the Company’s Class A common stock was sold.  Prior to the IPO, the Company was an indirect wholly-owned subsidiary of Clear Channel Communications, Inc. (“Clear Channel Communications”), a diversified media and entertainment company.  As of December 31, 2012, Clear Channel Communications indirectly holds all of the 315.0 million shares of Class B common stock outstanding and 1,553,971 shares of Class A common stock, collectively representing approximately 89% of the shares outstanding and approximately 99% of the voting power.  The holders of Class A common stock and Class B common stock have identical rights, except holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to 20 votes per share.  The Class B shares of common stock are convertible, at the option of the holder at any time or upon any transfer, into shares of Class A common stock on a one-for-one basis, subject to certain limited exceptions.

The Company operates in the outdoor advertising industry by selling advertising on billboards, street furniture displays, transit displays and other advertising displays.  The Company has two reportable business segments: Americas and International.  During the first quarter of 2012, and in connection with the appointment of the Company’s new chief executive officer, the Company reevaluated its segment reporting and determined that its Latin American operations were more appropriately aligned with the operations of its International segment. As a result, the operations of Latin America are no longer reflected within the Company’s Americas segment and are currently included in the results of its International segment. Accordingly, the Company has recast the corresponding segment disclosures for prior periods. The Americas segment primarily includes operations in the United States and Canada; the International segment primarily includes operations in Europe, Asia, Latin America and Australia.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

Certain prior period amounts have been reclassified to conform to the 2012 presentation.

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

Purchase Accounting

The Company accounts for its business combinations under the acquisition method of accounting. The total cost of an acquisition is allocated to the underlying identifiable net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.  Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items.  Various acquisition agreements may include contingent purchase consideration based on performance requirements of the investee.  The Company accounts for these payments in conformity with the provisions of ASC 805-20-30, which establish the requirements related to recognition of certain assets and liabilities arising from contingencies.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method at rates that, in the opinion of management, are adequate to allocate the cost of such assets over their estimated useful lives, which are as follows:

Buildings and improvements — 10 to 39 years

Structures — 5 to 15 years

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

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

Other intangible assets include definite-lived intangible assets and permanent easements. The Company’s definite-lived intangible assets include primarily transit and street furniture contracts, site leases and other contractual rights, all of which are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows.  The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived intangible assets.  These assets are recorded at cost. Permanent easements are indefinite-lived intangible assets which include certain rights to use real property not owned by the Company.

The Company tests for possible impairment of other intangible assets whenever events and circumstances indicate that they might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value.

Goodwill

At least annually, the Company performs its impairment test for each reporting unit’s goodwill.  In 2012, the Company used a discounted cash flow model to determine if the carrying value of the reporting unit, including goodwill, is less than the fair value of the reporting unit. The Company identified its reporting units in accordance with ASC 350-20-55. The Company’s U.S. outdoor advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test.  The Company also determined that within its Americas segment, Canada constitutes a separate reporting unit and each country in its International outdoor segment constitutes a separate reporting unit.  The Company had no impairment of goodwill for 2012.

In 2011, the Company utilized the option to assess qualitative factors under ASC 350-20-35 to determine whether it was more likely than not that the fair value of its reporting units was less than their carrying amounts, including goodwill.  If, after the qualitative approach, further testing is required, the Company used a discounted cash flow model to determine if the carrying value of the reporting unit, including goodwill, was less than the fair value of the reporting unit.  The Company recognized a non-cash impairment charge of $1.1 million to reduce goodwill in one country within its International outdoor segment for 2011. The Company performed its annual goodwill impairment test during 2010, and recognized a non-cash impairment charge of $2.1 million related to a specific reporting unit in its International outdoor segment. See Note 2 for further discussion.

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

For 2010, the Company recorded non-cash impairment charges of $8.3 million related to certain equity investments in its International segment.

Other Investments

Other investments are composed primarily of equity securities.  These securities are classified as available-for-sale or trading and are carried at fair value based on quoted market prices.  Securities are carried at historical value when quoted market prices are unavailable.  The net unrealized gains or losses on the available-for-sale securities, net of tax, are reported in accumulated other comprehensive loss as a component of shareholders’ deficit.  In addition, the Company holds investments that do not have quoted market prices.  The Company periodically assesses the value of available-for-sale and non-marketable securities and records impairment charges in the statement of comprehensive loss for any decline in value that is determined to be other-than-temporary.  The average cost method is used to compute the realized gains and losses on sales of equity securities.

The Company periodically assesses the value of its available-for-sale securities.  Based on these assessments, the Company concluded that other-than-temporary impairments existed at December 31, 2012, 2011 and 2010 and recorded non-cash impairment charges of

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

$2.6 million, $4.8 million and $6.5 million, respectively, during each of these years.  Such charges are recorded on the statement of operations in “Loss on marketable securities”.

Financial Instruments

Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at December 31, 2012 and 2011.

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

Revenue Recognition

The Company’s advertising contracts cover periods of a few weeks up to one year, and are generally billed monthly.  Revenue for advertising space rental is recognized ratably over the term of the contract.  Advertising revenue is reported net of agency commissions.  Agency commissions are calculated based on a stated percentage applied to gross billing revenue for the Company’s operations.  Payments received in advance of being earned are recorded as deferred income. Revenue arrangements typically contain multiple products and services and revenues are allocated based on the relative fair value of each delivered item and recognized in accordance with the applicable revenue recognition criteria for the specific unit of accounting.

Advertising Expense

The Company records advertising expense as it is incurred.  Advertising expenses were $17.2 million, $14.7 million and $12.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

New Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company early adopted the provisions of this ASU as of October 1, 2011 with no material impact to its financial position or results of operations.  However, for its annual impairment test as of October 1, 2012, the Company elected to perform a quantitative assessment and applied the two-step impairment test.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (ASC 210). Under the ASU, new disclosures will be required for recognized financial instruments and derivative instruments that are either offset on the balance sheet in accordance with the offsetting guidance in ASC 210-20-45 or ASC 815-10-45, or are subject to an enforceable master netting arrangement or similar agreement, regardless of whether they are offset in accordance with the offsetting guidance. The disclosure requirements will be effective for periods beginning on or after January 1, 2013, and are to be applied retrospectively.  The Company does not expect the provisions of ASU 2011-11 to have a material effect on its financial position or results of operations.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU gives entities the option to first perform a qualitative assessment to determine whether the existence of events and circumstances indicate that it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If an entity determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if an entity concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any.  The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  The Company did not early adopt the provisions of this ASU during 2012 in connection with its annual impairment test for indefinite-lived intangibles.  The Company does not expect the provisions of ASU 2012-02 to have a material effect on its financial position or results of operations.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at December 31, 2012 and 2011, respectively:

(In thousands)	December 31,	December 31,
	2012	2011
Land, buildings and improvements	$210,382	$204,543
Structures	2,949,458	2,783,434
Furniture and other equipment	134,389	111,481
Construction in progress	76,299	57,504
	3,370,528	3,156,962
Less: accumulated depreciation	1,162,784	910,252
Property, plant and equipment, net	$2,207,744	$2,246,710

The Company impaired outdoor advertising structures in its Americas segment by $1.7 million and $4.0 million during 2012 and 2010, respectively.

Indefinite-lived Intangible Assets

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

.

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

During 2012, the Company recognized a $35.9 million impairment charge related to billboard permits in certain markets due to a change in the Company’s forecast of revenue growth within the markets. During 2011, the Company recognized a $6.5 million impairment charge related to billboard permits in one market due to significant declines in permit value resulting from flat revenues, a slight decline in margin and increased capital expenditures within the market. During 2010, although the aggregate fair value of billboard permits increased, certain markets experienced continuing declines. As a result, impairment charges were recorded in 2010 for billboard permits of $4.8 million.

Other Intangible Assets

Other intangible assets include definite-lived intangible assets and permanent easements.  The Company’s definite-lived intangible assets include primarily transit and street furniture contracts, talent and representation contracts, customer and advertiser relationships, and site-leases, all of which are amortized over the respective lives of the agreements, or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Permanent easements are indefinite-lived intangible assets which include certain rights to use real property not owned by the Company. No impairments of other intangible assets were recognized during 2012 or 2011. The Company impaired certain definite-lived intangible assets related to one airport contract in its Americas segment by $0.5 million during 2010.

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets at December 31, 2012 and 2011, respectively:

(In thousands)	December 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other contractual rights	$785,303	$(403,955)	$773,238	$(329,563)
Permanent easements	173,374	-	171,918	-
Other	4,283	(1,527)	4,861	(1,928)
Total	$962,960	$(405,482)	$950,017	$(331,491)

Total amortization expense related to other intangible assets was $75.2 million, $101.7 million and $104.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(in thousands)
2013	$73,302
2014	68,654
2015	52,650
2016	43,878
2017	32,523

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

Annual Impairment Test to Goodwill

The Company performs its annual impairment test on October 1 of each year.  Each of the Company’s advertising markets are components.  The U.S. advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test using the guidance in ASC 350-20-55.  The Company also determined that within its Americas segment, Canada constitutes a separate reporting unit and each country in its International segment constitutes a separate reporting unit.

The goodwill impairment test is a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If applicable, the second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.

Each of the Company’s reporting units is valued using a discounted cash flow model which requires estimating future cash flows expected to be generated from the reporting unit, discounted to their present value using a risk-adjusted discount rate.  Terminal values were also estimated and discounted to their present value.  Assessing the recoverability of goodwill requires the Company to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on its budgets, business plans, economic projections, anticipated future cash flows and marketplace data.  There are inherent uncertainties related to these factors and management’s judgment in applying these factors. The Company recognized no goodwill impairment for the year ended December 31, 2012.

In 2011, the Company utilized the option to assess qualitative factors under ASC 350-20-35 to determine whether it was more likely than not that the fair value of its reporting units was less than their carrying amounts, including goodwill.  Based on a qualitative assessment, the Company concluded that no further testing of goodwill for impairment was required for all of the reporting units within its Americas segment.  Further testing was required for four of the countries within its International segment.

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

For the year ended December 31, 2010, the Company performed a quantitative assessment as of October 1, 2010 and recognized a non-cash impairment charge to goodwill of $2.1 million due to a decline in fair value in one country within the Company’s International segment.

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

(In thousands)	Americas	International	Total
Balance as of December 31, 2010	$571,932	$290,310	$862,242
Foreign currency	-	(6,898)	(6,898)
Impairment	-	(1,146)	(1,146)
Acquisitions	-	2,995	2,995
Balance as of December 31, 2011	571,932	285,261	857,193
Foreign currency	-	7,784	7,784
Dispositions	-	(2,729)	(2,729)
Balance as of December 31, 2012	$571,932	$290,316	$862,248

The balance at December 31, 2010 is net of cumulative impairments of $2.6 billion and $314.8 million in the Company’s Americas and International segments, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

NOTE 3 — BUSINESS ACQUISITIONS

On October 14, 2011, the Company’s International segment acquired Brouwer & Partners, a street furniture business in Holland, for $12.5 million.

NOTE 4 — INVESTMENTS

The Company’s most significant investments in nonconsolidated affiliates are listed below:

Alessi

The Company owns a 36.75% interest in Alessi, an Italian outdoor advertising company.

Buspak

The Company owns a 50% interest in Buspak, an outdoor advertising company in Hong Kong.

Summarized Financial Information

The following table summarizes the Company’s investments in nonconsolidated affiliates:

(In thousands)	Buspak	All Others	Total
Balance as of December 31, 2010	$7,719	$6,076	$13,795
Equity in net earnings (loss)	1,884	4,145	6,029
Dispositions of investments, net	-	(6,316)	(6,316)
Other, net	(1,701)	(929)	(2,630)
Foreign currency translation adjustments	9	281	290
Balance as of December 31, 2011	$7,911	$3,257	$11,168
Equity in net earnings (loss)	1,558	(715)	843
Acquisitions of investments, net	-	1,082	1,082
Other, net	1,209	1,831	3,040
Foreign currency translation adjustments	(35)	25	(10)
Balance as of December 31, 2012	$10,643	$5,480	$16,123

The investments in the table above are not consolidated, but are accounted for under the equity method of accounting, whereby the Company records its investments in these entities in the balance sheet as “Other assets.”  The Company’s interests in their operations are recorded in the statement of operations as “Equity in earnings (loss) of nonconsolidated affiliates.”

Other Investments

ASC 820-10-35 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Other investments of $0.8 million and $3.3 million at December 31, 2012 and 2011, respectively, primarily represent marketable equity securities and other cost investments. The marketable equity securities are measured at fair value using quoted prices in active markets.  Due to the fact that the inputs used to measure the marketable equity securities at fair value are observable, the Company has categorized the fair value measurements of the securities as Level 1. Other cost investments include various investments in companies for which there is no readily determinable market value.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

The cost, unrealized holding gains or losses, and fair value of the Company’s other investments at December 31, 2012 and 2011 are as follows:

(In thousands)	December 31, 2012				December 31, 2011
Investments	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Available-for sale	$609	-	81	$690	$3,188	-	74	$3,262
Other cost investments	$73	-	-	$73	$70	-	-	$70

The Company’s available-for-sale security, Independent News & Media PLC (“INM”), was in an unrealized loss position for an extended period of time.  As a result, the Company considered the guidance in ASC 320-10-S99 and reviewed the length of the time and the extent to which the market value was less than cost and the financial condition and near-term prospects of the issuer.  After this assessment, the Company concluded that the impairment was other than temporary and recorded a non-cash impairment charge of $2.6 million, $4.8 million and $6.5 million in “Loss on marketable securities” for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The following table presents the activity related to the Company’s asset retirement obligation:

(In thousands)	Years Ended December 31
	2012	2011
Beginning balance	$47,534	$48,263
Adjustment due to change in estimate of related costs	3,172	(2,851)
Accretion of liability	4,490	4,536
Liabilities settled	(2,625)	(2,414)
Ending balance	$52,571	$47,534

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

NOTE 6 – LONG-TERM DEBT

Long-term debt at December 31, 2012 and  2011, respectively, consisted of the following:

(In thousands)	December 31,	December 31,
	2012	2011
Clear Channel Worldwide Holdings Senior Notes:
6.5% Series A Senior Notes Due 2022	$735,750	$-
6.5% Series B Senior Notes Due 2022	1,989,250	-
9.25% Series A Senior Notes Due 2017	-	500,000
9.25% Series B Senior Notes Due 2017	-	2,000,000
Clear Channel Worldwide Holdings Senior Subordinated Notes:
7.625% Series A Senior Subordinated Notes Due 2020	275,000	-
7.625% Series B Senior Subordinated Notes Due 2020	1,925,000	-
Other debt	27,093	45,909
Original issue discount	(7,298)	-
Total debt	4,944,795	2,545,909
Less: current portion	9,407	23,806
Total long-term debt	$4,935,388	$2,522,103

The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.1 billion and $2.7 billion at December 31, 2012 and 2011, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 1.

CCWH Senior Notes

During the fourth quarter of 2012, CCWH issued $2.7 billion aggregate principal amount of senior notes, which consisted of $735.8 million aggregate principal amount of Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and $1,989.25 million aggregate principal amount of Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes” and, together with the Series A CCWH Senior Notes, the “CCWH Senior Notes”).  The CCWH Senior Notes are guaranteed by the Company, Clear Channel Outdoor, Inc. (“CCOI”) and certain of the Company’s direct and indirect subsidiaries. The proceeds from the issuance of the CCWH Senior Notes were used to fund the repurchase of CCWH’s Series A Senior Notes due 2017 and CCWH’s Series B Senior Notes due 2017 (collectively, the “Existing CCWH Senior Notes”).

The Company capitalized $30.0 million in fees and expenses associated with the CCWH Senior Notes offering and an original issue discount of $7.4 million.  The Company is amortizing the capitalized fees and discount through interest expense over the life of the CCWH Senior Notes.

The CCWH Senior Notes are senior obligations that rank pari passu in right of payment to all unsubordinated indebtedness of CCWH and the guarantees of the CCWH Senior Notes rank pari passu in right of payment to all unsubordinated indebtedness of the guarantors.  Interest on the CCWH Senior Notes is payable to the trustee weekly in arrears and to the noteholders on May 15 and November 15 of each year, beginning on May 15, 2013.

At any time prior to November 15, 2017, CCWH may redeem the CCWH Senior Notes, in whole or in part, at a price equal to 100% of the principal amount of the CCWH Senior Notes plus a “make-whole” premium, together with accrued and unpaid interest, if any, to the redemption date. CCWH may redeem the CCWH Senior Notes, in whole or in part, on or after November 15, 2017, at the redemption prices set forth in the applicable indenture governing the CCWH Senior Notes plus accrued and unpaid interest to the redemption date. At any time on or before November 15, 2015, CCWH may elect to redeem up to 40% of the then outstanding aggregate principal amount of the CCWH Senior Notes at a redemption price equal to 106.500% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings, subject to certain restrictions. Notwithstanding the foregoing, neither the Company nor any of its subsidiaries is permitted to make any purchase of, or otherwise effectively cancel or retire any Series A CCWH Senior Notes or Series B CCWH Senior Notes if, after giving effect thereto and, if applicable, any concurrent purchase of or other addition with respect to any Series B CCWH Senior Notes or Series A CCWH Senior Notes, as applicable, the ratio of (a) the outstanding aggregate principal amount of the Series A CCWH Senior Notes to (b) the outstanding aggregate principal amount of the Series B CCWH Senior Notes shall be greater than 0.25, subject to certain exceptions.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

The indenture governing the Series A CCWH Senior Notes contains covenants that limit the Company and its restricted subsidiaries ability to, among other things:

•         incur or guarantee additional debt to persons other than Clear Channel Communications and its subsidiaries (other than the Company) or issue certain preferred stock;

•         create liens on its restricted subsidiaries’ assets to secure such debt;

•         create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries that are not guarantors of the CCWH Senior Notes;

•         enter into certain transactions with affiliates;

•         merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets; and

•         sell certain assets, including capital stock of its subsidiaries, to persons other than Clear Channel Communications and its subsidiaries (other than Company).

In addition, the indenture governing the Series A CCWH Senior Notes provides that if CCWH (i) makes an optional redemption of the Series B CCWH Senior Notes or purchases or makes an offer to purchase the Series B CCWH Senior Notes at or above 100% of the principal amount thereof, then CCWH shall apply a pro rata amount to make an optional redemption or purchase a pro rata amount of the Series A CCWH Senior Notes or (ii) makes an asset sale offer under the indenture governing the Series B CCWH Senior Notes, then CCWH shall apply a pro rata amount to make an offer to purchase a pro rata amount of Series A CCWH Senior Notes.

The indenture governing the Series A CCWH Senior Notes does not include limitations on dividends, distributions, investments or asset sales.

The indenture governing the Series B CCWH Senior Notes contains covenants that limit the Company and its restricted subsidiaries ability to, among other things:

•         incur or guarantee additional debt or issue certain preferred stock;

•         redeem, repurchase or retire the Company’s subordinated debt;

•         make certain investments;

•         create liens on its or its restricted subsidiaries’ assets to secure debt;

•         create restrictions on the payment of dividends or other amounts to it from its restricted subsidiaries that are not guarantors of the CCWH Senior Notes;

•         enter into certain transactions with affiliates;

•         merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets;

•         sell certain assets, including capital stock of its subsidiaries;

•         designate its subsidiaries as unrestricted subsidiaries; and

•         pay dividends, redeem or repurchase capital stock or make other restricted payments.

The Series A CCWH Senior Notes indenture and Series B CCWH Senior Notes indenture restrict the Company’s ability to incur additional indebtedness but permit the Company to incur additional indebtedness based on an incurrence test.  In order to incur (i) additional indebtedness under this test, the Company’s debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively, and (ii) additional indebtedness that is subordinated to the CCWH Senior Notes under this test, the Company’s debt to adjusted EBITDA ratios (as defined by the indentures) must not be lower than 7.0:1 for total debt.  The indentures contain certain other exceptions that allow the Company to incur additional indebtedness. The Series B CCWH Senior Notes indenture also permits the Company to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if its debt to adjusted EBITDA ratios (as defined by the indentures) are lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively. The Series A CCWH Senior Notes indenture does not limit the Company’s ability to pay dividends.  The Series B CCWH Senior Notes indenture contains certain exceptions that allow the Company to pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by the Company of amounts outstanding under the revolving promissory note issued by Clear Channel Communications to the Company.

CCWH Senior Subordinated Notes

During the first quarter of 2012, the Company’s wholly owned subsidiary, CCWH issued $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the Series B CCWH Subordinated Notes” and, together with the Series A CCWH Subordinated Notes, the “CCWH Subordinated Notes”).  Interest on the CCWH Subordinated Notes is payable to the trustee weekly in arrears and to the noteholders on March 15 and September 15 of each year, beginning on September 15, 2012.

The CCWH Subordinated Notes are CCWH’s senior subordinated obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Company, CCOI and certain of the Company’s other domestic subsidiaries. The CCWH Subordinated Notes are unsecured senior subordinated obligations that rank junior to all of CCWH’s existing and future senior debt, including the CCWH Senior Notes, equally with any of CCWH’s existing and future senior subordinated debt and ahead of all of CCWH’s existing and future debt that expressly provides that it is subordinated to the CCWH Subordinated Notes. The guarantees of the CCWH Subordinated Notes rank junior to each guarantor’s existing and future senior debt, including the CCWH Senior Notes, equally with each guarantor’s existing and future senior subordinated debt and ahead of each guarantor’s existing and future debt that expressly provides that it is subordinated to the guarantees of the CCWH Subordinated Notes.

At any time prior to March 15, 2015, CCWH may redeem the CCWH Subordinated Notes, in whole or in part, at a price equal to 100% of the principal amount of the CCWH Subordinated Notes plus a “make-whole” premium, together with accrued and unpaid interest, if any, to the redemption date. CCWH may redeem the CCWH Subordinated Notes, in whole or in part, on or after March 15, 2015, at the redemption prices set forth in the applicable indenture governing the CCWH Subordinated Notes plus accrued and unpaid interest to the redemption date. At any time on or before March 15, 2015, CCWH may elect to redeem up to 40% of the then outstanding aggregate principal amount of the CCWH Subordinated Notes at a redemption price equal to 107.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings, subject to certain restrictions. Notwithstanding the foregoing, neither the Company nor any of its subsidiaries is permitted to make any purchase of, or otherwise effectively cancel or retire any Series A CCWH Subordinated Notes or Series B CCWH Subordinated Notes if, after giving effect thereto and, if applicable, any concurrent purchase of or other addition with respect to any Series B CCWH Subordinated Notes or Series A CCWH Subordinated Notes, as applicable, the ratio of (a) the outstanding aggregate principal amount of the Series A CCWH Subordinated  Notes to (b) the outstanding aggregate principal amount of the Series B CCWH Subordinated Notes shall be greater than 0.25, subject to certain exceptions.

The Company capitalized $40.0 million in fees and expenses associated with the CCWH Subordinated Notes offering and are amortizing them through interest expense over the life of the CCWH Subordinated Notes.

The indenture governing the Series A CCWH Subordinated Notes contains covenants that limit the ability of the Company and its restricted subsidiaries to, among other things:

•         incur or guarantee additional debt to persons other than Clear Channel and its subsidiaries (other than the Company) or issue certain preferred stock;

•         create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries that are not guarantors of the notes;

•         enter into certain transactions with affiliates;

•         merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of the Company’s assets; and

•         sell certain assets, including capital stock of the Company’s subsidiaries, to persons other than Clear Channel and its subsidiaries (other than the Company).

In addition, the indenture governing the Series A CCWH Subordinated Notes provides that if CCWH (i) makes an optional redemption of the Series B CCWH Subordinated Notes or purchases or makes an offer to purchase the Series B CCWH Subordinated Notes at or above 100% of the principal amount thereof, then CCWH shall apply a pro rata amount to make an optional redemption or purchase a pro rata amount of the Series A CCWH Subordinated Notes or (ii) makes an asset sale offer under the indenture governing the Series B CCWH Subordinated Notes, then CCWH shall apply a pro rata amount to make an offer to purchase a pro rata amount of Series A CCWH Subordinated Notes.

The indenture governing the Series A CCWH Subordinated Notes does not include limitations on dividends, distributions, investments or asset sales.

The indenture governing the Series B CCWH Subordinated Notes contains covenants that limit the ability of the Company and its restricted subsidiaries ability to, among other things:

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

•         incur or guarantee additional debt or issue certain preferred stock;

•         make certain investments;

•         create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries that are not guarantors of the notes;

•         enter into certain transactions with affiliates;

•         merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of the Company’s assets;

•         sell certain assets, including capital stock of the Company’s subsidiaries;

•         designate the Company’s subsidiaries as unrestricted subsidiaries; and

•         pay dividends, redeem or repurchase capital stock or make other restricted payments.

The Series A CCWH Subordinated Notes indenture and Series B CCWH Subordinated Notes indenture restrict the Company’s ability to incur additional indebtedness but permit the Company to incur additional indebtedness based on an incurrence test.  In order to incur additional indebtedness under this test, the Company’s debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1.  The indentures contain certain other exceptions that allow the Company to incur additional indebtedness. The Series B CCWH Subordinated Notes indenture also permits the Company to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if its debt to adjusted EBITDA ratios (as defined by the indentures) is lower than 7.0:1.  The Series A CCWH Senior Subordinated Notes indenture does not limit the Company’ ability to pay dividends.  The Series B CCWH Subordinated Notes indenture contains certain exceptions that allow the Company to pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by the Company of amounts outstanding under the revolving promissory note issued by Clear Channel Communications to the Company.

With the proceeds of the CCWH Subordinated Notes (net of the initial purchasers’ discount of $33.0 million), CCWH loaned an aggregate amount equal to $2,167.0 million to CCOI. CCOI paid all other fees and expenses of the offering using cash on hand and, with the proceeds of the loans, made a special cash dividend to the Company, which in turn made a special cash dividend on March 15, 2012 in an amount equal to $6.0832 per share to its Class A and Class B stockholders of record at the close of business on March 12, 2012, including Clear Channel Holdings, Inc. (“CC Holdings”) and CC Finco, LLC (“CC Finco”), both wholly-owned subsidiaries of the Company.  Of the $2,170.4 million special cash dividend paid by the Company, an aggregate of $1,925.7 million was distributed to CC Holdings and CC Finco, with the remaining $244.7 million distributed to other stockholders.  As a result, the Company recorded a reduction of $244.7 million in “Noncontrolling interest” on the consolidated balance sheet.

Clear Channel Communications’ Debt Repayments

On March 15, 2012, using proceeds of the CCOH Dividend distributed to Clear Channel Holdings and CC Finco, together with cash on hand, Clear Channel Communications repaid indebtedness under its senior secured credit facilities in an aggregate amount equal to $1,925.7 million. As a result of the prepayment, the revolving credit commitments under Clear Channel Communications’ revolving credit facility were permanently reduced from $1.9 billion to $10.0 million and the sub-limit under which certain of the Company’s international subsidiaries may borrow (to the extent that Clear Channel Communications’ has not already borrowed against this capacity) was reduced from $145.0 million to $750 thousand.  On October 31, 2012, Clear Channel Communications permanently repaid the $10.0 million revolving credit facility, which included the $750 thousand sub-limit facility, and all remaining commitments related to the revolving credit facility were cancelled.

In connection with the CCWH Subordinated Notes issuance, Clear Channel Communications used cash on hand to prepay $170.5 million of additional indebtedness under its senior secured credit facilities in order to remain in compliance with its debt covenants.

Other Debt

Other debt includes various borrowings and capital leases utilized for general operating purposes.  Included in the $27.1 million balance at December 31, 2012 is $9.4 million that matures in less than one year.

Debt Covenants

The Company was in compliance with the covenants contained in the Senior Notes indentures and the Subordinated Notes indentures as of December 31, 2012.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

There are no significant covenants or events of default contained in the revolving promissory note issued by Clear Channel Communications to the Company or the revolving promissory note issued by the Company to Clear Channel Communications.

Future maturities of long-term debt as of December 31, 2012 are as follows:

(in thousands)
2013	$9,407
2014	16,552
2015	56
2016	64
2017	74
Thereafter	4,925,940
Total (1)	$4,952,093

(1)     Excludes original issue discount of $7.3 million, which is amortized through interest expense over the life of the underlying debt obligations.

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

Certain acquisition agreements include deferred consideration payments based on performance requirements by the seller, typically involving the completion of a development or obtaining appropriate permits that enable the Company to construct additional advertising displays.  At December 31, 2012, the Company believes its maximum aggregate contingency, which is subject to performance requirements by the seller, is approximately $30.0 million.  As the contingencies have not been met or resolved as of December 31, 2012, these amounts are not recorded.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

As of December 31, 2012, the Company’s future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year, capital expenditure commitments and employment contracts consist of the following:

(In thousands)	Non-Cancelable Operating Leases	Non-Cancelable Contracts	Capital Expenditure Commitments	Employment Contracts
2013	$281,629	$397,646	$80,143	$6,595
2014	241,845	335,744	25,426	2,724
2015	235,843	294,092	21,273	701
2016	178,911	197,912	7,688	37
2017	149,712	148,886	11,112	-
Thereafter	967,625	449,593	932	-
Total	$2,055,565	$1,823,873	$146,574	$10,057

Rent expense charged to operations for the years ended December 31, 2012, 2011 and 2010 was $1,011.2 million, $1,029.3 million and $967.5 million, respectively.

In various areas in which the Company operates, outdoor advertising is the object of restrictive and, in some cases, prohibitive zoning and other regulatory provisions, either enacted or proposed. The impact to the Company of loss of displays due to governmental action has been somewhat mitigated by Federal and state laws mandating compensation for such loss and constitutional restraints.

The Company and its subsidiaries are involved in certain legal proceedings arising in the ordinary course of business and, as required, have accrued an estimate of the probable costs for the resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated.  These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings.  Additionally, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s financial condition or results of operations.

Although the Company is involved in a variety of legal proceedings in the ordinary course of business, a large portion of its litigation arises in the following contexts: commercial disputes; employment and benefits related claims; governmental fines; and tax disputes.

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

On August 8, 2011, Brazil’s National Council of Fiscal Policy (CONFAZ) published a convenio authorizing sixteen states, including the State of São Paulo, to issue an amnesty that would reduce the principal amount of VAT allegedly owed and reduce or waive related interest and penalties.  The State of São Paulo ratified the amnesty in late August 2011.  On May 10, 2012, the State of São Paulo published an amnesty decree that mirrors the convenio.  Klimes and L&C accepted the amnesty on May 24, 2012 by making the aggregate required payment of $10.9 million.  On that same day, Klimes and L&C filed petitions to discontinue the tax litigation based on the amnesty payments. The Company was notified in January 2013 that the petitions to discontinue the litigation were granted and the lawsuits filed by Klimes and L&C were dismissed effective June 1, 2012 and July 11, 2012, respectively.

Stockholder Litigation

Two derivative lawsuits were filed in March 2012 in Delaware Chancery Court by stockholders of the Company, which is an indirect non-wholly owned subsidiary of Clear Channel Communications, Inc., which is, in turn, an indirect wholly owned subsidiary of

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

CC Media Holdings, Inc.  The consolidated lawsuits are captioned In re Clear Channel Outdoor Holdings, Inc. Derivative Litigation, Consolidated Case No. 7315-CS. The complaints name as defendants certain of Clear Channel Communications, Inc.’s and the Company’s current and former directors and Clear Channel Communications, Inc., as well as Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P.  The Company also is named as a nominal defendant.  The complaints allege, among other things, that in December 2009 Clear Channel Communications, Inc. breached fiduciary duties to the Company and its stockholders by allegedly requiring the Company to agree to amend the terms of a revolving promissory note payable by Clear Channel Communications, Inc. to the Company to extend the maturity date of the note and to amend the interest rate payable on the note.  According to the complaints, the terms of the amended promissory note were unfair to the Company because, among other things, the interest rate was below market.  The complaints further allege that Clear Channel Communications, Inc. was unjustly enriched as a result of that transaction.  The complaints also allege that the director defendants breached fiduciary duties to the Company in connection with that transaction and that the transaction constituted corporate waste.  On April 4, 2012, the board of directors of the Company formed a special litigation committee consisting of independent directors (the “SLC”) to review and investigate plaintiffs’ claims and determine the course of action that serves the best interests of the Company and its stockholders.  On June 20, 2012, the SLC filed a motion to stay the lawsuits for six months while it completes its review and investigation.  In response, on June 27, 2012, plaintiffs filed a motion for an expedited trial, asking the Court to schedule a trial on the merits in October 2012. On July 23, 2012, the Court issued an order granting the motion to stay and denying the motion for an expedited trial.  On January 23, 2013, the SLC filed a motion to extend the stay for thirty days, and on January 24, 2013, the Court granted that motion, extending the stay for thirty days from the date of the order.

Los Angeles Litigation

In 2008, Summit Media, LLC, one of the Company’s competitors, sued the City of Los Angeles, Clear Channel Outdoor, Inc. and CBS Outdoor in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a Stipulated Judgment that had been entered into in November 2006 among the parties.  Pursuant to the Stipulated Judgment, Clear Channel Outdoor, Inc. had taken down existing billboards and converted 83 existing signs from static displays to digital displays pursuant to modernization permits issued through an administrative process of the City.  The Los Angeles Superior Court ruled in January 2010 that the Stipulated Judgment constituted an ultra vires act of the City and nullified its existence, but did not invalidate the modernization permits issued to Clear Channel Outdoor, Inc. and CBS.  All parties appealed the ruling by the Los Angeles Superior Court to Court of Appeal for the State of California, Second Appellate District, Division 8.  At an October 30, 2012 oral argument by the parties, the California Court of Appeal read a preliminary ruling from the bench prior to the argument indicating it would uphold the Los Angeles Superior Court’s finding that the Stipulated Judgment was ultra vires and would remand the case to the Los Angeles Superior Court for the purpose of invalidating the permits issued to Clear Channel Outdoor, Inc. and CBS for the digital displays that were the subject of the Stipulated Judgment.  The Court of Appeal issued its written ruling in this matter on December 10, 2012, consistent with its October 30, 2012 preliminary ruling. Clear Channel Outdoor, Inc. filed a motion for rehearing on December 26, 2012. The Court of Appeal denied the motion for rehearing.  On January 22, 2013, Clear Channel Outdoor, Inc. filed a petition with the California Supreme Court requesting its review of the matter.

Guarantees

As of December 31, 2012, the Company had $73.1 million in letters of credit outstanding, of which $70.7 million of letters of credit were cash secured. Additionally, as of December 31, 2012, Clear Channel Communications had outstanding commercial standby letters of credit and surety bonds of $17.2 million and $44.5 million, respectively, held on behalf of the Company. These letters of credit and surety bonds relate to various operational matters, including insurance, bid and performance bonds, as well as other items. Letters of credit in the amount of $5.0 million are collateral in support of surety bonds and these amounts would only be drawn under the letter of credit in the event the associated surety bonds were funded and the Company did not honor its reimbursement obligation to the issuers.

In addition, as of December 31, 2012, the Company had outstanding bank guarantees of $51.8 million related to international subsidiaries, of which $4.6 million were backed by cash collateral.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

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

At December 31, 2012 and 2011, the asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet was $729.2 million and $656.0 million, respectively.  At December 31, 2012, the fixed interest rate on the “Due from Clear Channel Communications” account was 6.5%, which is equal to the fixed interest rate on the CCWH Senior Notes.  The net interest income for the years ended December 31, 2012, 2011 and 2010 was $63.8 million, $45.5 million and $19.5 million, respectively.  For so long as Clear Channel Communications maintains significant control over the Company, a deterioration in the financial condition of Clear Channel Communications could have the effect of increasing the Company’s borrowing costs or impairing the Company’s access to capital markets.  As of December 31, 2012, Clear Channel Communications had $1.2 billion recorded as “Cash and cash equivalents” on its consolidated balance sheets.

The Company provides advertising space on its billboards for radio stations owned by Clear Channel Communications.  For the years ended December 31, 2012, 2011 and 2010, the Company recorded $1.2 million, $4.1 million and $4.2 million in revenue for these advertisements, respectively.

Under the Corporate Services Agreement between Clear Channel Communications and the Company, Clear Channel Communications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) certain executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services.  These services are charged to the Company based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis.  For the years ended December 31, 2012, 2011 and 2010, the Company recorded $35.9 million, $26.4 million and $38.1 million as a component of corporate expense for these services, respectively.

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

Pursuant to the Employee Matters Agreement, the Company’s employees participate in Clear Channel Communications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan.  These costs are recorded as a component of selling, general and administrative expenses and were approximately $11.5 million, $12.1 million and $10.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

.

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

Significant components of the provision for income tax benefit (expense) are as follows:

(In thousands)	Years Ended December 31,
	2012	2011	2010
Current — Federal	$(465)	$(340)	$6,600
Current — foreign	(47,632)	(50,285)	(40,720)
Current — state	(2,129)	5,936	(1,841)
Total current	(50,226)	(44,689)	(35,961)
Deferred — Federal	119,195	(8,986)	21,134
Deferred — foreign	28,502	13,708	(3,859)
Deferred — state	9,618	(3,329)	(2,913)
Total deferred	157,315	1,393	14,362
Income tax benefit (expense)	$107,089	$(43,296)	$(21,599)

For the year ended December 31, 2012 the Company recorded current tax expense of $50.2 million as compared to $44.7 million for the 2011 year.  The change in current tax was due primarily to reductions in state current tax in 2011 as a result of the settlement of various examinations during the period.

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

Deferred tax benefits increased $155.9 million for the year ended December 31, 2012 compared to 2011, primarily due to an increase in Federal and state tax losses in 2012.  In addition, in 2012 the Company recorded tax benefits in certain foreign jurisdictions for net operating losses that it expects to utilize in future periods.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2012 and 2011 are as follows:

(In thousands)	2012	2011
Deferred tax liabilities:
Intangibles and fixed assets	$919,092	$904,870
Foreign	18,928	40,404
Equity in earnings	481	131
Investments in nonconsolidated affiliates	156	-
Other investments	2,853	4,740
Total deferred tax liabilities	941,510	950,145

Deferred tax assets:
Accrued expenses	8,599	3,641
Investments in nonconsolidated affiliates	-	143
Deferred income	34	14
Net operating loss carryforwards	251,172	113,300
Bad debt reserves	1,116	1,883
Other	16,412	16,166
Total deferred tax assets	277,333	135,147
Less: Valuation allowance	8,433	10,323
Net deferred tax assets	268,900	124,824

Net deferred tax liabilities	672,610	825,321
Less: current portion of deferred tax asset (liability)	458	(2,389)
Long-term net deferred tax liabilities	$673,068	$822,932

At December 31, 2012, the Company had recorded net operating loss carryforwards (tax effected) for federal and state income tax purposes of $251.2 million, expiring in various amounts through 2032.  The Company expects to realize the benefits of the majority of net operating losses based on its expectations as to future taxable income from deferred tax liabilities that reverse in the relevant carryforward period and therefore the Company has not recorded a valuation allowance against those losses.

At December 31, 2012 and 2011, net deferred tax assets include a deferred tax asset of $17.0 million and $15.9 million, respectively, relating to stock-based compensation expense under ASC 718-10, Compensation—Stock Compensation.  Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date.   Accordingly, there can be no assurance that the stock price of the Company’s Common Stock will rise to levels sufficient to realize the entire deferred tax benefit currently reflected in our balance sheet.  See Note 10 for additional discussion of ASC 718-10.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

The reconciliation of income tax computed at the U.S. Federal statutory tax rates to income tax benefit (expense) is:

(In thousands)	Years Ended December 31,
	2012	2011	2010
Income tax benefit (expense) at statutory rates	$93,205	$(37,280)	$19,187
State income taxes, net of Federal tax benefit	7,489	2,607	(4,754)
Foreign taxes	9,938	(3,617)	(31,098)
Nondeductible items	(679)	(550)	(500)
Tax contingencies	522	(2,360)	1,142
Other, net	(3,386)	(2,096)	(5,576)
Income tax benefit (expense)	$107,089	$(43,296)	$(21,599)

During 2012, the Company recorded tax benefit of approximately $107.1 million. The 2012 income tax benefit and 40.2% effective tax rate were impacted primarily by the disposition of certain foreign subsidiaries that resulted in financial reporting gains that were not taxed in the foreign jurisdictions.  In addition, the Company recorded tax benefits in certain foreign jurisdictions for net operating losses that it expects to utilize in future periods.   Foreign income before income taxes was approximately $84.6 million for 2012.

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

The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense.  The total amount of interest accrued at December 31, 2012 and 2011, was $8.0 million and $8.8 million, respectively.  The total amount of unrecognized tax benefits and accrued interest and penalties at December 31, 2012 and 2011, was $53.8 million and $48.9 million, respectively, of which $45.8 million and $42.1 million is included in “Other long-term liabilities.” Additionally, $1.6 million is included in “Accrued expenses” on the Company’s consolidated balance sheet at December 31, 2011.  In addition, $8.1 million and $5.2 million of unrecognized tax benefits are recorded net with the Company’s deferred tax assets for its net operating losses as opposed to being recorded in “Other long-term liabilities” at December 31, 2012 and 2011, respectively.  The total amount of unrecognized tax benefits at December 31, 2012 and 2011 that, if recognized, would impact the effective income tax rate is $38.4 million and $36.7 million, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	Years Ended December 31,
	2012	2011
Balance at beginning of period	$40,078	$42,807
Increases due to tax positions taken in the current year	8,349	3,303
Increases due to tax positions taken in previous years	8,051	3,415
Decreases due to tax positions taken in previous years	(4,368)	(7,833)
Decreases due to settlements with taxing authorities	(6,271)	(1,559)
Decreases due to lapse of statute of limitations	-	(55)
Balance at end of period	$45,839	$40,078

Pursuant to the Tax Matters Agreement between Clear Channel Communications and the Company, the operations of the Company are included in a consolidated U.S. Federal income tax return filed by Clear Channel Communications.  In addition, the Company and its subsidiaries file income tax returns in various state and foreign jurisdictions.  During 2012, The Company settled an examination in the United Kingdom and as a result of the settlement paid approximately $7.2 million in tax and interest.  During 2011, the Company settled several state tax examinations. As a result of the settlements, the Company paid $1.6 million in additional tax and reversed the liabilities related to the settled tax years.  The IRS is currently auditing the Company’s 2009 and 2010 periods and the Company is awaiting an appeals conference meeting for its 2007 and 2008 pre and post-merger periods.  Substantially all material state, local, and foreign income tax matters have been concluded for years through 2005.

NOTE 10 — SHAREHOLDERS’ EQUITY

Stock Options

The Company has granted options to purchase shares of its Class A common stock to employees and directors of the Company and its affiliates under its equity incentive plan at no less than the fair value of the underlying stock on the date of grant.  These options are granted for a term not exceeding ten years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates.  These options vest solely on continued service over a period of up to five years.    The equity incentive plan contains anti-dilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization. The Company determined that the CCOH Dividend discussed in Note 6 was considered a change in capitalization and therefore adjusted outstanding options as of March 15, 2012. No incremental compensation cost was recognized in connection with the adjustment.

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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model.  Expected volatilities are based on historical volatility of the Company’s stock over the expected life of the options.  The expected life of options granted represents the period of time that options granted are expected to be outstanding.   The Company uses historical data to estimate option exercise and employee terminations within the valuation model.  The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards.  The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option.  The following assumptions were used to calculate the fair value of the Company’s options on the date of grant:

	Years Ended December 31,
	2012	2011	2010
Expected volatility	54% – 56%	57%	58%
Expected life in years	6.3	6.3	5.5 – 7.0
Risk-free interest rate	0.92% – 1.48%	1.26% – 2.75%	1.38% – 3.31%
Dividend yield	0%	0%	0%

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

The following table presents a summary of the Company's stock options outstanding at and stock option activity during the year ended December 31, 2012 (“Price” reflects the weighted average exercise price per share):

(In thousands, except per share data)	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, January 1, 2012	8,991	$15.10
Granted (a)	2,812	6.64
Exercised (b)	(1,029)	4.06
Forfeited	(884)	7.87
Expired	(1,509)	12.23
Outstanding, December 31, 2012	8,381	9.22	6.2 years	$8,813
Exercisable	4,548	11.26	4.5 years	$4,792
Expected to Vest	3,574	9.53	8.3 years	$1,186

(a)     The weighted average grant date fair value of the Company’s options granted during the years ended December 31, 2012, 2011 and 2010 was $4.43, $8.30 and $5.65 per share, respectively.

(b)     Cash received from option exercises during the years ended December 31, 2012, 2011 and 2010 was $6.4 million, $1.4 million and $0.9 million, respectively.  The total intrinsic value of the options exercised during the years ended December 31, 2012, 2011 and 2010 was $7.9 million, $1.5 million and $1.1 million, respectively.

A summary of the Company’s unvested options at and changes during the year ended December 31, 2012 is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Unvested, January 1, 2012	3,993	$6.41
Granted	2,812	4.43
Vested (a)	(2,088)	5.48
Forfeited	(884)	5.80
Unvested, December 31, 2012	3,833	5.19

(a)     The total fair value of the options vested during the years ended December 31, 2012, 2011 and 2010 was $11.5 million, $8.2 million and $15.9 million, respectively.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

The following table presents a summary of the Company's restricted stock and restricted stock units outstanding at and activity during the year ended December 31, 2012 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price

Outstanding, January 1, 2012	83	$8.69
Granted	1,267	6.04
Vested (restriction lapsed)	(190)	5.35
Forfeited	(75)	9.03
Outstanding, December 31, 2012	1,085	6.26

Share-Based Compensation Cost

The share based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. The following table presents the amount of share based compensation recorded during the years ended December 31, 2012, 2011 and 2010:

(In thousands)	Years Ended December 31,
	2012	2011	2010
Direct operating expenses	$7,770	$7,927	$8,756
Selling, general and administrative expenses	2,633	2,839	3,197
Corporate expenses	186	147	384
Total share-based compensation expense	$10,589	$10,913	$12,337

The tax benefit related to the share-based compensation expense for the years ended December 31, 2012, 2011 and 2010 was $4.1 million, $4.3 million and $4.8 million, respectively.

As of December 31, 2012, there was $18.6 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions.  The cost is expected to be recognized over a weighted average period of approximately three years. In addition, as of December 31, 2012, there was $0.6 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

Reconciliation of Earnings (Loss) per Share

(In thousands, except per share data)	Years Ended December 31,
	2012	2011	2010
NUMERATOR:
Net income (loss) attributable to the Company – common shares	$(183,112)	$42,946	$(87,523)
Less: Participating securities dividends	8,456	2,972	5,916
Net income (loss) attributable to the Company per common share – basic and diluted	$(191,568)	$39,974	$(93,439)

DENOMINATOR:
Weighted average common shares outstanding – basic	356,915	355,907	355,568
Effect of dilutive securities:
Stock options and restricted stock awards (1)	-	621	-
Weighted average common shares outstanding – diluted	356,915	356,528	355,568

Net income (loss) attributable to the Company per common share:
Basic	$(0.54)	$0.11	$(0.26)
Diluted	$(0.54)	$0.11	$(0.26)

(1)  9.5 million, 6.0 million and 5.2 million stock options were outstanding at December 31, 2012, 2011 and 2010, respectively, that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

NOTE 11 — EMPLOYEE STOCK AND SAVINGS PLANS

The Company’s U.S. employees are eligible to participate in various 401(k) savings and other plans provided by Clear Channel Communications for the purpose of providing retirement benefits for substantially all employees.  Under these plans, a Company employee can make pre-tax contributions and the Company will match 50% of the employee’s first 5% of pay contributed to the plan.  Employees vest in these Company matching contributions based upon their years of service to the Company.  Contributions to these plans of $2.4 million, $2.3 million and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively, were recorded as a component of operating expenses. The Company suspended the matching contribution as of April 30, 2009 and reinstated the matching contribution effective April 1, 2010 retroactive to January 1, 2010.

In addition, employees in the Company’s International segment participate in retirement plans administered by the Company which are not part of the 401(k) savings and other plans sponsored by Clear Channel Communications.  Contributions to these plans of $13.8 million, $12.1 million and $15.8 million for the years ended December 31, 2012, 2011 and 2010, respectively, were recorded as a component of operating expenses.

Certain highly compensated executives of the Company are eligible to participate in a non-qualified deferred compensation plan sponsored by Clear Channel Communications, under which such executives were able to make an annual election to defer up to 50% of their annual salary and up to 80% of their bonus before taxes. The Company suspended all salary and bonus deferral and company matching contributions to the deferred compensation plan on January 1, 2010. Matching credits on amounts deferred may be made in the sole discretion of Clear Channel Communications and Clear Channel Communications retains ownership of all assets until distributed.  Participants in the plan have the opportunity to allocate their deferrals and any matching credits among different investment options, the performance of which is used to determine the amounts paid to participants under the plan.  There is no liability recorded by the Company under this deferred compensation plan as the liability of this plan is that of Clear Channel Communications.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

NOTE 12 — OTHER INFORMATION

The following table discloses the components of “Other income (expense)” for the years ended December 31, 2012, 2011 and 2010, respectively:

(In thousands)	Years Ended December 31,
	2012	2011	2010
Foreign exchange gain (loss)	$(869)	$796	$(6,014)
Other	505	(1,445)	679
Total other income (expense) — net	$(364)	$(649)	$(5,335)

The following table discloses the components of “Other current assets” as of December 31, 2012 and 2011, respectively:

(In thousands)	As of December 31,
	2012	2011
Deferred loan costs	$8,000	$7,653
Inventory	20,094	18,895
Deferred tax asset	458	-
Deposits	10,162	14,715
Other receivables	15,810	16,221
Other	14,237	18,988
Total other current assets	$68,761	$76,472

The following table discloses the components of “Other assets” as of December 31, 2012 and 2011, respectively:

(In thousands)	As of December 31,
	2012	2011
Prepaid expenses	$70,586	$77,812
Deferred loan costs	57,696	37,922
Deposits	16,347	15,886
Investments	16,886	14,500
Other	1,520	4,164
Total other assets	$163,035	$150,284

The following table discloses the components of “Other current liabilities” as of December 31, 2012 and 2011, respectively:

(In thousands)	As of December 31,
	2012	2011
Redeemable noncontrolling interest	$60,950	$-
Total other current liabilities	$60,950	$-

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

The following table discloses the components of “Other long-term liabilities” as of December 31, 2012 and 2011, respectively:

(In thousands)	As of December 31,
	2012	2011
Unrecognized tax benefits	$45,769	$42,096
Asset retirement obligation	52,571	47,534
Employee related liabilities	24,265	40,145
Deferred rent	86,611	68,048
Redeemable noncontrolling interest	-	57,855
Other	30,616	26,262
Total other long-term liabilities	$239,832	$281,940

The following table discloses the components of “Accumulated other comprehensive loss,” net of tax, as of December 31, 2012 and 2011, respectively:

(In thousands)	As of December 31,
	2012	2011
Cumulative currency translation adjustment	$(212,641)	$(247,025)
Cumulative unrealized gain on investments	42	37
Total accumulated other comprehensive loss	$(212,599)	$(246,988)

NOTE 13 – SEGMENT DATA

The Company has two reportable segments, which it believes best reflect how the Company is currently managed – Americas and International.  The Americas segment consists of operations primarily in the United States and Canada, and the International segment primarily includes operations in Europe, Asia, Australia and Latin America.  The Americas and International display inventory consists primarily of billboards, street furniture displays and transit displays.  Corporate includes infrastructure and support including information technology, human resources, legal, finance and administrative functions of each of the Company’s reportable segments, as well as overall executive, administrative and support functions.  Share-based payments are recorded by each segment in direct operating and selling, general and administrative expenses.

During the first quarter of 2012, the Company recast its segment reporting, as discussed in Note 1.  The following table presents the Company’s reportable segment results for the years ended December 31, 2012, 2011 and 2010:

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

(In thousands)			Corporate and other
	Americas	International	reconciling items	Consolidated
Year Ended December 31, 2012
Revenue	$1,279,257	$1,667,687	$-	$2,946,944
Direct operating expenses	586,666	1,024,596	-	1,611,262
Selling, general and administrative expenses	212,794	364,502	-	577,296
Depreciation and amortization	192,023	205,258	1,983	399,264
Impairment charges	-	-	37,651	37,651
Corporate expenses	-	-	105,428	105,428
Other operating income – net	-	-	50,943	50,943
Operating income (loss)	$287,774	$73,331	$(94,119)	$266,986

Segment assets	$3,835,235	$2,256,309	$1,014,238	$7,105,782
Capital expenditures	$117,647	$150,129	$7,801	$275,577
Share-based compensation expense	$5,875	$4,529	$185	$10,589

Year Ended December 31, 2011
Revenue	$1,252,725	$1,751,149	$-	$3,003,874
Direct operating expenses	571,779	1,067,022	-	1,638,801
Selling, general and administrative expenses	201,124	339,748	-	540,872
Depreciation and amortization	211,056	219,908	1,071	432,035
Impairment charges	-	-	7,614	7,614
Corporate expenses	-	-	90,205	90,205
Other operating income – net	-	-	8,591	8,591
Operating income (loss)	$268,766	$124,471	$(90,299)	$302,938

Segment assets	$3,886,098	$2,166,173	$1,035,914	$7,088,185
Capital expenditures	$122,505	$166,044	$4,194	$292,743
Share-based compensation expense	$7,601	$3,165	$147	$10,913

Year Ended December 31, 2010
Revenue	$1,216,930	$1,581,064	$-	$2,797,994
Direct operating expenses	560,378	999,594	-	1,559,972
Selling, general and administrative expenses	199,990	294,666	-	494,656
Depreciation and amortization	198,896	214,692	-	413,588
Impairment charges	-	-	11,493	11,493
Corporate expenses	-	-	107,596	107,596
Other operating expense – net	-	-	(23,753)	(23,753)
Operating income (loss)	$257,666	$72,112	$(142,842)	$186,936

Segment assets	$4,415,901	$2,222,121	$438,543	$7,076,565
Capital expenditures	$92,235	$103,038	$-	$195,273
Share-based compensation expense	$9,207	$2,746	$384	$12,337

Revenue of $1.7 billion, $1.8 billion and $1.6 billion derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2012, 2011 and 2010, respectively.  Revenue of $1.2 billion derived from the Company’s U.S. operations are included in the data above for each of the years ended December 31, 2012, 2011 and 2010, respectively.

Identifiable long-lived assets of $803.7 million, $796.3 million and $801.1 million derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2012, 2011 and 2010, respectively.  Identifiable long-lived assets of

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

$1.4 billion, $1.5 billion and $1.5 billion derived from the Company’s U.S. operations are included in the data above for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 14 — QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2012	2011	2012	2011	2012	2011	2012	2011
Revenue	$ 651,283	$ 650,214	$ 761,326	$ 789,208	$ 731,141	$ 748,450	$ 803,194	$ 816,002
Operating expenses:
Direct operating expenses	394,053	391,380	406,895	415,472	393,334	408,132	416,980	423,817
Selling, general and administrative expenses	153,149	123,180	132,285	142,937	137,488	131,915	154,374	142,840
Corporate expenses	24,310	21,983	27,838	23,038	25,219	22,303	28,061	22,881
Depreciation and amortization	92,337	102,330	99,668	105,600	100,352	114,934	106,907	109,171
Impairment charges	-	-	-	-	-	-	37,651	7,614
Other operating income (expense) — net	4,003	4,802	2,746	4,300	42,397	37	1,797	(548)
Operating income (loss)	(8,563)	16,143	97,386	106,461	117,145	71,203	61,018	109,131
Interest expense	67,831	60,983	102,953	60,803	102,612	61,809	100,480	58,840
Interest income on Due from Clear Channel Communications	15,980	9,053	16,089	10,518	16,913	12,215	14,779	13,673
Loss on marketable securities	-	-	-	-	-	-	(2,578)	(4,827)
Equity in earnings (loss) of nonconsolidated affiliates	421	(71)	(157)	673	(234)	1,038	813	4,389
Loss on extinguishment of debt	-	-	-	-	-	-	(221,071)	-
Other income (expense) — net	(494)	3,111	(1,631)	(277)	1,825	(1,859)	(64)	(1,624)
Income (loss) before income taxes	(60,487)	(32,747)	8,734	56,572	33,037	20,788	(247,583)	61,902
Income tax benefit (expense)	15,294	22,355	(8,082)	(22,360)	(8,212)	(11,002)	108,089	(32,289)
Consolidated net income (loss)	(45,193)	(10,392)	652	34,212	24,825	9,786	(139,494)	29,613
Less amount attributable to noncontrolling interest	(1,323)	(851)	8,768	7,517	7,541	6,573	8,916	7,034
Net income (loss) attributable to the Company	$ (43,870)	$ (9,541)	$ (8,116)	$ 26,695	$ 17,284	$ 3,213	$ (148,410)	$ 22,579

Net income (loss) per common share:
Basic	($0.14)	($0.03)	($0.02)	$0.07	$0.05	$0.01	($0.42)	$0.06
Diluted	($0.14)	($0.03)	($0.02)	$0.07	$0.05	$0.01	($0.42)	$0.06

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

NOTE 15 – GUARANTOR SUBSIDIARIES

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

(In thousands)	December 31, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$207,411	$-	$-	$359,361	$(4,793)	$561,979
Accounts receivable, net of allowance	-	-	258,727	484,385	-	743,112
Intercompany receivables	-	-	1,407,392	-	(1,407,392)	-
Prepaid expenses	2,109	-	70,822	68,617	-	141,548
Other current assets	9	6,850	4,231	57,671	-	68,761
Total Current Assets	209,529	6,850	1,741,172	970,034	(1,412,185)	1,515,400
Property, plant and equipment, net	-	-	1,402,206	805,538	-	2,207,744
Indefinite-lived intangibles	-	-	1,055,168	15,552	-	1,070,720
Other intangibles, net	-	-	359,460	198,018	-	557,478
Goodwill	-	-	571,933	290,315	-	862,248
Intercompany notes receivable	182,026	5,129,823	-	-	(5,311,849)	-
Due from Clear Channel Communications	729,157	-	-	-	-	729,157
Other assets	457,872	883,895	1,389,289	56,217	(2,624,238)	163,035
Total Assets	$1,578,584	$6,020,568	$6,519,228	$2,335,674	$(9,348,272)	$7,105,782

Accounts payable	$-	$-	$13,891	$89,509	$(4,793)	$98,607
Accrued expenses	394	(73,766)	173,024	435,755	-	535,407
Intercompany payable	1,373,828	15,730	-	17,834	(1,407,392)	-
Deferred income	-	-	50,153	56,881	-	107,034
Current portion of long-term debt	-	-	41	9,366	-	9,407
Other current liabilities	-	-	-	60,950	-	60,950
Total Current Liabilities	1,374,222	(58,036)	237,109	670,295	(1,412,185)	811,405
Long-term debt	-	4,917,702	1,182	16,504	-	4,935,388
Deferred tax liability	226	85	644,521	28,236	-	673,068
Other long-term liabilities	-	-	142,061	97,771	-	239,832
Intercompany notes payable	6,042	-	5,036,422	269,385	(5,311,849)	-
Total shareholders' equity	198,094	1,160,817	457,933	1,253,483	(2,624,238)	446,089
Total Liabilities and Shareholders' Equity	$1,578,584	$6,020,568	$6,519,228	$2,335,674	$(9,348,272)	$7,105,782

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

(In thousands)	As of December 31, 2011
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$325,696	$-	$-	$249,448	$(32,489)	$542,655
Accounts receivable, net of allowance	-	-	232,834	469,257	-	702,091
Intercompany receivables	-	183,310	1,435,881	-	(1,619,191)	-
Prepaid expenses	1,980	-	72,268	58,262	-	132,510
Other current assets	32	-	7,358	69,082	-	76,472
Total Current Assets	327,708	183,310	1,748,341	846,049	(1,651,680)	1,453,728
Property, plant and equipment, net	-	-	1,448,078	798,632	-	2,246,710
Indefinite-lived intangibles	-	-	1,090,597	15,107	-	1,105,704
Other intangibles, net	-	-	378,515	240,011	-	618,526
Goodwill	-	-	571,932	285,261	-	857,193
Due from Clear Channel Communications	656,040	-	-	-	-	656,040
Intercompany notes receivable	182,026	2,774,175	-	17,832	(2,974,033)	-
Other assets	2,775,720	786,783	1,475,709	61,309	(4,949,237)	150,284
Total Assets	$3,941,494	$3,744,268	$6,713,172	$2,264,201	$(9,574,950)	$7,088,185

Accounts payable	$-	$-	$39,151	$88,568	$(32,489)	$95,230
Accrued expenses	144	1,134	97,075	413,614	-	511,967
Intercompany accounts payable	1,424,937	-	183,310	10,944	(1,619,191)	-
Deferred income	-	-	34,217	55,763	-	89,980
Current portion of long-term debt	-	-	31	23,775	-	23,806
Total Current Liabilities	1,425,081	1,134	353,784	592,664	(1,651,680)	720,983
Long-term debt	-	2,500,000	1,265	20,838	-	2,522,103
Intercompany notes payable	7,491	-	2,692,644	273,898	(2,974,033)	-
Other long-term liabilities	-	1,204	118,650	162,086	-	281,940
Deferred tax liability	225	(137)	771,105	51,739	-	822,932
Total shareholders' equity	2,508,697	1,242,067	2,775,724	1,162,976	(4,949,237)	2,740,227
Total Liabilities and Shareholders' Equity	$3,941,494	$3,744,268	$6,713,172	$2,264,201	$(9,574,950)	$7,088,185

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

(In thousands)	Year Ended December 31, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$-	$-	$1,187,640	$1,759,304	$-	$2,946,944
Operating expenses:
Direct operating expenses	-	-	525,752	1,085,510	-	1,611,262
Selling, general and administrative expenses	-	-	197,803	379,493	-	577,296
Corporate expenses	12,794	-	58,381	34,253	-	105,428
Depreciation and amortization	-	-	189,525	209,739	-	399,264
Impairment charge	-	-	37,651	-	-	37,651
Other operating income (expense) – net	(487)	-	12,086	39,344	-	50,943
Operating income (loss)	(13,281)	-	190,614	89,653	-	266,986
Interest (income) expense – net	(381)	366,746	7,729	(218)	-	373,876
Interest income on Due from Clear Channel Communications	-	-	63,761	-	-	63,761
Intercompany interest income	14,421	350,870	-	539	(365,830)	-
Intercompany interest expense	464	-	364,730	636	(365,830)	-
Loss on marketable securities	-	-	-	(2,578)	-	(2,578)
Loss on debt extinguishment	-	(182,062)	(39,009)	-	-	(221,071)
Equity in earnings (loss) of nonconsolidated affiliates	(183,774)	46,643	(75,629)	(398)	214,001	843
Other income (expense) – net	-	(301)	(3,146)	3,083	-	(364)
Income (loss) before income taxes	(182,717)	(151,596)	(235,868)	89,881	214,001	(266,299)
Income tax benefit (expense)	(395)	69,697	52,094	(14,307)	-	107,089
Consolidated net income (loss)	(183,112)	(81,899)	(183,774)	75,574	214,001	(159,210)
Less amount attributable to noncontrolling interest	-	-	-	23,902	-	23,902
Net income (loss) attributable to the Company	$(183,112)	$(81,899)	$(183,774)	$51,672	$214,001	$(183,112)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,463	4	1,994	32,024	-	35,485
Unrealized loss on marketable securities	-	-	-	(2,573)	-	(2,573)
Reclassification adjustment for realized loss on marketable securities included in net income (loss)	-	-	(534)	3,714	-	3,180
Equity in subsidiary comprehensive income (loss)	32,926	9,101	31,464	-	(73,491)	-
Comprehensive income (loss)	(148,723)	(72,794)	(150,850)	84,837	140,510	(147,020)
Less amount attributable to noncontrolling interest	-	-	(2)	1,705	-	1,703
Comprehensive income (loss) attributable to the Company	$(148,723)	$(72,794)	$(150,848)	$83,132	$140,510	$(148,723)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

(In thousands)	Year Ended December 31, 2011
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$-	$-	$1,161,584	$1,842,290	$-	$3,003,874
Operating expenses:
Direct operating expenses	-	-	509,036	1,129,765	-	1,638,801
Selling, general and administrative expenses	-	-	186,563	354,309	-	540,872
Corporate expenses	11,913	-	47,379	30,913	-	90,205
Depreciation and amortization	-	-	207,416	224,619	-	432,035
Impairment charge			6,468	1,146		7,614
Other operating income – net	-	-	9,326	(735)	-	8,591
Operating income (loss)	(11,913)	-	214,048	100,803	-	302,938
Interest expense – net	35	231,251	6,688	4,461	-	242,435
Interest income on Due from Clear Channel Communications	-	-	45,459	-	-	45,459
Intercompany interest income	14,008	231,606	-	981	(246,595)	-
Intercompany interest expense	492	-	245,537	566	(246,595)	-
Loss on marketable securities	-	-	-	(4,827)	-	(4,827)
Equity in earnings (loss) of nonconsolidated affiliates	41,964	33,104	39,556	5,704	(114,299)	6,029
Other income (expense) – net	-	(374)	257	(532)	-	(649)
Income (loss) before income taxes	43,532	33,085	47,095	97,102	(114,299)	106,515
Income tax benefit (expense)	(586)	(1,004)	(5,131)	(36,575)	-	(43,296)
Consolidated net income (loss)	42,946	32,081	41,964	60,527	(114,299)	63,219
Less amount attributable to noncontrolling interest	-	-	-	20,273		20,273
Net income (loss) attributable to the Company	$42,946	$32,081	$41,964	$40,254	$(114,299)	$42,946
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	1,048	(30,849)	-	(29,801)
Foreign currency reclassification adjustments	-	-	-	-	-	-
Unrealized gain (loss) on marketable securities	-	-	(4,834)	-	-	(4,834)
Reclassification adjustment for realized loss on marketable securities included in net income (loss)	-	-	3,787	-	-	3,787
Equity in subsidiary comprehensive income (loss)	(39,766)	(26,382)	(39,766)	-	105,914	-
Comprehensive income (loss)	3,180	5,699	2,199	9,405	(8,385)	12,098
Less amount attributable to noncontrolling interest		(1)	1	8,918		8,918
Comprehensive income (loss) attributable to the Company	$3,180	$5,700	$2,198	$487	$(8,385)	$3,180

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

(In thousands)	Year Ended December 31, 2010
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenue	$-	$-	$1,125,243	$1,672,751	$-	$2,797,994
Operating expenses:
Direct operating expenses	-	-	498,452	1,061,520	-	1,559,972
Selling, general and administrative expenses	-	-	184,674	309,982	-	494,656
Corporate expenses	13,407	451	66,390	27,348	-	107,596
Depreciation and amortization	-	-	193,973	219,615	-	413,588
Impairment charge	-	-	9,351	2,142	-	11,493
Other operating income (expense) – net	-	-	(13,244)	(10,509)	-	(23,753)
Operating income (loss)	(13,407)	(451)	159,159	41,635	-	186,936
Interest (income) expense – net	447	230,687	4,312	4,007	-	239,453
Interest income on Due from Clear Channel Communications	-	-	19,460	-	-	19,460
Intercompany interest income	14,062	231,680	-	987	(246,729)	-
Intercompany interest expense	484	-	244,422	1,823	(246,729)	-
Loss on marketable securities	-	-	-	(6,490)	-	(6,490)
Equity in earnings (loss) of nonconsolidated affiliates	(87,351)	(26,733)	(26,899)	(9,753)	140,800	(9,936)
Other income (expense) – net	-	-	(16,266)	10,931	-	(5,335)
Income (loss) before income taxes	(87,627)	(26,191)	(113,280)	31,480	140,800	(54,818)
Income tax benefit (expense)	104	515	25,929	(48,147)	-	(21,599)
Consolidated net income (loss)	(87,523)	(25,676)	(87,351)	(16,667)	140,800	(76,417)
Less amount attributable to noncontrolling interest	-	-	-	11,106	-	11,106
Net income (loss) attributable to the Company	$(87,523)	$(25,676)	$(87,351)	$(27,773)	$140,800	$(87,523)
Other comprehensive income (loss):
Foreign currency translation adjustments	-	3,720	-	12,517	-	16,237
Foreign currency reclassification adjustments	-	-	-	3,437	-	3,437
Unrealized gain (loss) on marketable securities	-	-	-	(7,809)	-	(7,809)
Reclassification adjustment for realized loss on marketable securities included in net income (loss)	-	-	-	6,490	-	6,490
Equity in subsidiary comprehensive income (loss)	10,738	(318)	10,738	-	(21,158)	-
Comprehensive income (loss)	(76,785)	(22,274)	(76,613)	(13,138)	119,642	(69,168)
Less amount attributable to noncontrolling interest	-	-	-	7,617	-	7,617
Comprehensive income (loss) attributable to the Company	$(76,785)	$(22,274)	$(76,613)	$(20,755)	$119,642	$(76,785)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

(In thousands)	Year Ended December 31, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(183,112)	$(81,899)	$(183,774)	$75,574	$214,001	$(159,210)
Reconciling items:
Impairment Charge	-	-	37,651	-	-	37,651
Depreciation and amortization	-	-	189,525	209,739	-	399,264
Deferred taxes	1	222	(129,431)	(28,107)	-	(157,315)
Provision for doubtful accounts	-	-	3,653	3,347	-	7,000
Share-based compensation	-	-	6,060	4,529	-	10,589
(Gain) loss on sale of operating assets	487	-	(12,086)	(39,344)	-	(50,943)
Loss on marketable securities			-	2,578		2,578
Amortization of deferred financing charges and note discounts, net	-	3,636	7,327	-	-	10,963
Loss on debt extinguishment	-	182,062	39,009	-	-	221,071
Other reconciling items – net	183,774	(46,643)	76,543	439	(214,001)	112
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	-	(26,922)	(19,372)	-	(46,294)
Increase in deferred income	-	-	15,694	8,375	-	24,069
Increase (decrease) in accrued expenses	-	-	2,868	22,426	-	25,294
Increase (decrease) in accounts payable and other liabilities	-	(1,200)	(802)	(1,153)	27,696	24,541
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(327)	(74,900)	78,122	2,873	-	5,768
Net cash provided by (used for) operating activities	823	(18,722)	103,437	241,904	27,696	355,138
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(123,470)	(152,107)	-	(275,577)
Proceeds from disposal of assets	-	-	9,949	46,484	-	56,433
Purchases of other operating assets	-	-	(1,032)	(4,687)	-	(5,719)
Purchases of businesses	-	-	-	(4,721)		(4,721)
Decrease (increase) in intercompany notes receivable - net	-	(2,355,648)	(3,763)	-	2,359,411	-
Dividends from subsidiaries	2,167,000	-	641	-	(2,167,641)	-
Change in other – net	-	-	(1,000)	(3,164)	-	(4,164)
Net cash provided by (used for) investing activities	2,167,000	(2,355,648)	(118,675)	(118,195)	191,770	(233,748)
Cash flows from financing activities:
Draws on credit facilities	-	-	-	2,063	-	2,063
Payments on credit facilities	-	-	-	(3,368)	-	(3,368)
Proceeds from long-term debt	-	4,917,643	-	-	-	4,917,643
Payments on long-term debt	-	(2,682,062)	(120)	(18,604)	-	(2,700,786)
(Decrease) increase in intercompany notes payable - net	-	-	2,355,648	3,763	(2,359,411)	-
Net transfers to Clear Channel Communications	(73,127)	-	-	-	-	(73,127)
Intercompany funding	(48,966)	199,039	(163,552)	13,479	-	-
Dividends paid	(2,170,396)	-	(2,167,000)	(641)	2,167,641	(2,170,396)
Deferred financing charges	-	(60,250)	(9,738)	-	-	(69,988)
Purchases of noncontrolling interests	-	-	-	(7,040)	-	(7,040)
Change in other – net	6,381	-	-	(6,931)	-	(550)
Net cash provided by (used for) financing activities	(2,286,108)	2,374,370	15,238	(17,279)	(191,770)	(105,549)
Effect of exchange rate changes on cash	-	-	-	3,483	-	3,483
Net increase (decrease) in cash and cash equivalents	(118,285)	-	-	109,913	27,696	19,324
Cash and cash equivalents at beginning of period	325,696	-	-	249,448	(32,489)	542,655
Cash and cash equivalents at end of period	$207,411	$-	$-	$359,361	$(4,793)	$561,979

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

(In thousands)	Year Ended December 31, 2011
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$42,946	$32,081	$41,964	$60,527	$(114,299)	$63,219
Reconciling items:
Impairment charges	-	-	6,468	1,146	-	7,614
Depreciation and amortization	-	-	207,416	224,619	-	432,035
Deferred taxes	-	(137)	12,409	(13,665)	-	(1,393)
Provision for doubtful accounts	-	-	1,351	4,626	-	5,977
Share-based compensation	-	-	7,748	3,165	-	10,913
(Gain) loss on sale of operating assets	-	-	(9,326)	735	-	(8,591)
Loss on marketable securities	-	-	-	4,827	-	4,827
Amortization of deferred financing charges and note discounts, net	-	-	7,653	-	-	7,653
Other reconciling items – net	(41,964)	(32,730)	(39,704)	(5,230)	114,299	(5,329)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	-	-	16,301	(472)	-	15,829
Increase in deferred income	-	-	(3,564)	(6,648)	-	(10,212)
Increase (decrease) in accrued expenses	-	96	(56,716)	21,318	-	(35,302)
Increase (decrease) in accounts payable and other liabilities	-	-	74,887	-	(25,976)	48,911
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	(661)	969	(23,750)	4,509	-	(18,933)
Net cash provided by (used for) operating activities	321	279	243,137	299,457	(25,976)	517,218
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(121,305)	(169,745)	-	(291,050)
Equity contributions to subsidiaries	-	-	(199)	-	199	-
Purchases of other operating assets	-	-	(14,203)	(591)	-	(14,794)
Proceeds from disposal of assets	-	-	8,746	4,137	-	12,883
Purchases of businesses	-	-	-	(13,179)	-	(13,179)
Decrease in intercompany notes receivable - net	-	66,780	-	-	(66,780)	-
Dividends from subsidiaries	-	-	704	-	(704)	-
Change in other – net	-	-	(289)	7,495	-	7,206
Net cash provided by (used for) investing activities	-	66,780	(126,546)	(171,883)	(67,285)	(298,934)
Cash flows from financing activities:
Increase (decrease) in intercompany notes payable - net	-	-	277	(67,057)	66,780	-
Payments on credit facilities	-	-	(397)	(3,754)	-	(4,151)
Proceeds from long-term debt	-	-	-	5,012	-	5,012
Payments on long-term debt	-	-	-	(20,099)	-	(20,099)
Net transfers to Clear Channel Communications	(272,262)	-	-	-	-	(272,262)
Intercompany funding	169,805	(67,059)	(116,390)	13,644	-	-
Equity contributions from parent	-	-	-	199	(199)	-
Dividends declared and paid	-	-	-	(704)	704	-
Purchases of noncontrolling interests	-	-	-	(4,682)	-	(4,682)
Change in other – net	1,090	-	(81)	(3,571)	-	(2,562)
Net cash used for financing activities	(101,367)	(67,059)	(116,591)	(81,012)	67,285	(298,744)
Effect of exchange rate changes on cash	-	-	-	(903)	-	(903)
Net increase (decrease) in cash and cash equivalents	(101,046)	-	-	45,659	(25,976)	(81,363)
Cash and cash equivalents at beginning of period	426,742	-	-	203,789	(6,513)	624,018
Cash and cash equivalents at end of period	$325,696	$-	$-	$249,448	$(32,489)	$542,655

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

(In thousands)	Year Ended December 31, 2010
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(87,523)	$(25,676)	$(87,351)	$(16,667)	$140,800	$(76,417)
Reconciling items:
Impairment charges	-	-	9,351	2,142	-	11,493
Depreciation and amortization	-	-	193,973	219,615	-	413,588
Deferred taxes	-	-	(15,158)	796	-	(14,362)
Provision for doubtful accounts	-	-	2,284	6,584	-	8,868
Share-based compensation	-	-	9,591	2,746	-	12,337
Loss on sale of operating assets	-	-	13,244	10,509	-	23,753
Loss on marketable securities	-	-	-	6,490	-	6,490
Amortization of deferred financing charges and note discounts, net	-	-	7,634	-	-	7,634
Other reconciling items – net	87,351	30,453	22,888	17,982	(140,800)	17,874
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	-	(23,460)	(23,653)	-	(47,113)
Decrease in Federal income tax receivable	774	(1,502)	50,136	1,550	-	50,958
Increase in deferred income	-	-	232	(7,277)	-	(7,045)
Increase (decrease) in accrued expenses	-	-	34,146	11,457	-	45,603
Increase (decrease) in accounts payable and other liabilities	-	(117)	12,370	(15,633)	8,500	5,120
Changes in other operating assets and liabilities, net of effects of acquisitions and dispositions	815	(267)	10,652	55,236	-	66,436
Net cash provided by (used for) operating activities	1,417	2,891	240,532	271,877	8,500	525,217
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(90,702)	(104,571)	-	(195,273)
Equity contributions to subsidiaries	-	-	(331)	-	331	-
Purchases of other operating assets	-	-	(1,765)	(76)	-	(1,841)
Proceeds from disposal of assets	-	-	6,501	1,252	-	7,753
Decrease in intercompany notes receivable - net	-	109,045	-	404	(109,449)	-
Dividends from subsidiaries	-	-	107	-	(107)	-
Change in other – net	-	-	(1,797)	(7,547)	-	(9,344)
Net cash provided by (used for) investing activities	-	109,045	(87,987)	(110,538)	(109,225)	(198,705)
Cash flows from financing activities:
Increase in intercompany notes payable - net	(130)	-	(274)	(109,045)	109,449	-
Draws on credit facilities	-	-	-	4,670	-	4,670
Payments on credit facilities	-	-	(78)	(47,017)	-	(47,095)
Proceeds from long-term debt	-	-	-	6,844	-	6,844
Payments on long-term debt	-	-	-	(13,212)	-	(13,212)
Net transfers to Clear Channel Communications	(260,470)	-	-	-	-	(260,470)
Intercompany funding	238,892	(111,936)	(152,193)	25,237	-	-
Equity contributions from parent	-	-	-	331	(331)	-
Dividends declared and paid				(107)	107	-
Change in other – net	915	-	-	(6,115)	-	(5,200)
Net cash used for financing activities	(20,793)	(111,936)	(152,545)	(138,414)	109,225	(314,463)
Effect of exchange rate changes on cash	-	-	-	2,533	-	2,533
Net increase (decrease) in cash and cash equivalents	(19,376)	-	-	25,458	8,500	14,582
Cash and cash equivalents at beginning of period	446,118	-	-	178,331	(15,013)	609,436
Cash and cash equivalents at end of period	$426,742	$-	$-	$203,789	$(6,513)	$624,018

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2012, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

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

We have audited Clear Channel Outdoor Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income(loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 19, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas
February 19, 2013

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

All other information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (the “Definitive Proxy Statement”), which we expect to file with the SEC within 120 days after our fiscal year end.

ITEM 11.  Executive Compensation

The information required by this item is incorporated by reference to our Definitive Proxy Statement, which we expect to file with the SEC within 120 days after our fiscal year end.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes information as of December 31, 2012 relating to our equity compensation plans pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	9,454,244	$8.16	29,629,170
Equity compensation plans not approved by security holders	—	—	—
Total	9,454,244	$8.16	29,629,170

(1)   Represents the 2005 Stock Incentive Plan and the 2012 Stock Incentive Plan.  The 2005 Stock Incentive Plan automatically terminated (other than with respect to outstanding awards) upon stockholder approval of the 2012 Stock Incentive Plan at our Annual Stockholder Meeting on May 18, 2012 and, as a result, there are no shares available for grant under the 2005 Stock Incentive Plan.

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

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)1. Financial Statements.

The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets as of December 31, 2012 and 2011.

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010.

Notes to Consolidated Financial Statements.

(a)2. Financial Statement Schedule.

The following financial statement schedule for the years ended December 31, 2012, 2011 and 2010 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(In thousands)

Description	Balance at Beginning of Period	Charges to Costs, Expenses and Other	Write-off of Accounts Receivable	Other (1)	Balance at End of Period
Year ended December 31, 2010	$ 51,070	$ 8,773	$ 11,373	$ 562	$ 49,032
Year ended December 31, 2011	$ 49,032	$ 5,977	$ 13,530	$ (129)	$ 41,350
Year ended December 31, 2012	$ 41,350	$ 7,000	$ 6,955	$ (4,726)	$ 36,669

(1) Primarily foreign currency adjustments and acquisition and/or divestiture activity.

Deferred Tax Asset Valuation Allowance

(In thousands)

Description	Balance at beginning of period	Charges to costs, expenses and other (1)	Balance at end of period
Year ended December 31, 2011	$ 13,580	$ (3,257)	$ 10,323
Year ended December 31, 2012	$ 10,323	$ (1,890)	$ 8,433

(1)     During 2011 and 2012, the Company adjusted certain valuation allowances as a result of changes in tax rates in certain jurisdictions and changes to the net deferred tax liabilities.

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

4.4

Indenture with respect to 7.625% Series A Senior Subordinated Notes due 2020, dated as of March 15, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed March 16, 2012).

4.5

Indenture with respect to 7.625% Series B Senior Subordinated Notes due 2020, dated as of March 15, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed March 16, 2012).

4.6

Indenture with respect to 6.50% Series A Senior Notes due 2022, dated as of November 19, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed November 19, 2012).

4.7

Indenture with respect to 6.50% Series B Senior Notes due 2022, dated as of November 19, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed November 19, 2012).

4.8

Exchange and Registration Rights Agreement with respect to 6.50% Series A Senior Notes due 2022, dated November 19, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and the initial purchasers named therein (Incorporated by reference to Exhibit 4.3 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed November 19, 2012).

4.9

Exchange and Registration Rights Agreement with respect to 6.50% Series B Senior Notes due 2022, dated November 19, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and the initial purchasers named therein (Incorporated by reference to Exhibit 4.4 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed November 19, 2012).

10.1+

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

10.3

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

10.4

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

10.5

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

10.6

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of October 25, 2012, by and among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, the subsidiary co-borrowers party thereto, the foreign subsidiary revolving borrowers thereto, Citibank, N.A. as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed October 25, 2012).

10.7

Collateral Sharing Agreement, dated as of October 25, 2012, by and among Citibank N.A. as Administrative Agent, U.S. Bank National Association, as trustee, and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 10.2 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed October 25, 2012).

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

10.13

Registration Rights Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.14

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

10.18§	Summary Description of 2012 Supplemental Incentive Plan (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed February 23, 2012).
10.19§

Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan, as amended and restated (the “CCOH Stock Incentive Plan”) (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed April 30, 2007).

10.20§

First Form of Option Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-130229) filed December 9, 2005).

10.21§

Form of Option Agreement under the CCOH Stock Incentive Plan (approved February 21, 2011) (Incorporated by reference to Exhibit 10.33 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.22§

Form of Restricted Stock Award Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-130229) filed December 9, 2005).

10.23§

Form of Restricted Stock Unit Award Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.16 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.24§

Clear Channel Outdoor Holdings, Inc. 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-181514) filed May 18, 2012).

10.25§

Clear Channel Outdoor Holdings, Inc. Amended and Restated 2006 Annual Incentive Plan (Incorporated by reference to Appendix B to the Clear Channel Outdoor Holdings, Inc. Definitive Proxy Statement on Schedule 14A for its 2012 Annual Meeting of Stockholders filed April 9, 2012).

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
10.31§

Indemnification Agreement by and among Clear Channel Outdoor Holdings, Inc. and Robert W. Pittman dated September 18, 2012 (Incorporated by reference to Exhibit 10.4 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.32§

Indemnification Agreement by and among Clear Channel Outdoor Holdings, Inc. and Thomas W. Casey dated September 5, 2012 (Incorporated by reference to Exhibit 10.5 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.33§

Indemnification Agreement by and among Clear Channel Outdoor Holdings, Inc. and Robert H. Walls, Jr. dated September 5, 2012 (Incorporated by reference to Exhibit 10.6 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.34§

Contract of Employment between C. William Eccleshare and Clear Channel Outdoor Ltd dated August 31, 2009 (Incorporated by reference to Exhibit 10.23 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.35§

Employment Agreement, effective as of January 24, 2012, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K/A filed July 27, 2012).

10.36§

Contract of Employment between Jonathan Bevan and Clear Channel Outdoor Ltd dated October 30, 2009 (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed December 11, 2009).

10.37§

Employment Agreement, dated as of December 10, 2009, between Ronald Cooper and Clear Channel Outdoor, Inc. (Incorporated by reference to Exhibit 10.25 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.38§

Severance Agreement and General Release, dated January 20, 2012, between Ronald Cooper and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.53 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.39§

Employment Agreement, dated as of October 2, 2011, between Robert Pittman and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.40§

Employment Agreement, dated as of December 15, 2009, between Tom Casey and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed January 5, 2010).

10.41§

Employment Agreement, dated as of January 1, 2010, between Robert H. Walls, Jr., and Clear Channel Management Services, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed January 5, 2010).

10.42*§	Employment Agreement, effective as of January 1, 2013, between Clear Channel Outdoor, Inc. and Suzanne M. Grimes.
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

10.45§

Form of Stock Option Agreement under the CCOH Stock Incentive Plan, dated December 13, 2010, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.35 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.46§

Form of Restricted Stock Unit Agreement under the CCOH Stock Incentive Plan, dated December 20, 2010, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.36 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.47§

Form of Restricted Stock Unit Agreement under the CCOH Stock Incentive Plan, dated March 26, 2012, between Robert H. Walls, Jr. and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.48§

Form of Restricted Stock Unit Agreement under the CCOH Stock Incentive Plan, dated May 10, 2012, between Thomas W. Casey and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.49 to the Clear Channel Worldwide Holdings, Inc. Registration Statement on Form S-4 (File No. 333-182265) filed June 21, 2012).

10.49§

Form of Restricted Stock Unit Agreement under the Clear Channel Outdoor Holdings, Inc. 2012 Stock Incentive Plan, dated July 26, 2012, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K/A filed July 27, 2012).

10.50*§

Form of Restricted Stock Unit Agreement under the Clear Channel Outdoor Holdings, Inc. 2012 Stock Incentive Plan, dated January 1, 2013, between Suzanne M. Grimes and Clear Channel Outdoor Holdings, Inc.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2013.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

By:/s/ C. William Eccleshare

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

Name	Title	Date
/s/ C. William Eccleshare C. William Eccleshare	Chief Executive Officer (Principal Executive Officer)	February 19, 2013
/s/ Thomas W. Casey Thomas W. Casey	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2013
/s/ Scott D. Hamilton Scott D. Hamilton	Senior Vice President, Chief Accounting Officer and Assistant Secretary (Principal Accounting Officer)	February 19, 2013
/s/ Robert W. Pittman Robert W. Pittman	Executive Chairman and Director	February 19, 2013

/s/ James C. Carlisle James C. Carlisle	Director	February 19, 2013
/s/ Blair E. Hendrix Blair E. Hendrix	Director	February 19, 2013
/s/ Douglas L. Jacobs Douglas L. Jacobs	Director	February 19, 2013
/s/ Daniel G. Jones Daniel G. Jones	Director	February 19, 2013
/s/ Thomas R. Shepherd Thomas R. Shepherd	Director	February 19, 2013
/s/ Christopher M. Temple Christopher M. Temple	Director	February 19, 2013
/s/ Dale W. Tremblay Dale W. Tremblay	Director	February 19, 2013
/s/ Scott R. Wells Scott R. Wells	Director	February 19, 2013