Form 10-Q
period 2013-03-31
Clear Channel Outdoor Holdings, Inc.
filed 2013-05-02
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                               Class                                                                                                     Outstanding at April 25, 2013

  - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -                                                                    - - - - - - - - - - - - - - - - - - - - - - - - - -

  Class A Common Stock, $.01 par value                                                                                         42,812,389

  Class B Common Stock, $.01 par value                                                                                        315,000,000

1

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	March 31,
	2013	December 31,
	(Unaudited)	2012
CURRENT ASSETS
Cash and cash equivalents	$547,260	$561,979
Accounts receivable, net	666,498	743,112
Prepaid expenses	159,738	151,597
Other current assets	60,740	52,658
Total Current Assets	1,434,236	1,509,346
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,850,884	1,890,693
Other property, plant and equipment, net	294,969	317,051
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles	1,070,333	1,070,720
Other intangibles, net	534,332	557,478
Goodwill	855,763	862,248
OTHER ASSETS
Due from Clear Channel Communications	727,646	729,157
Other assets	163,862	169,089
Total Assets	$6,932,025	$7,105,782

CURRENT LIABILITIES
Accounts payable	$77,285	$95,515
Accrued expenses	491,945	538,499
Deferred income	121,272	107,034
Other current liabilities	61,143	60,950
Current portion of long-term debt	6,399	9,407
Total Current Liabilities	758,044	811,405
Long-term debt	4,934,177	4,935,388
Deferred tax liability	650,903	673,068
Other long-term liabilities	246,105	239,832
Commitments and contingent liabilities (Note 6)
SHAREHOLDERS’ EQUITY
Noncontrolling interest	244,231	247,934
Class A common stock	425	424
Class B common stock	3,150	3,150
Additional paid-in capital	4,522,310	4,522,668
Retained deficit	(4,188,793)	(4,114,515)
Accumulated other comprehensive loss	(237,554)	(212,599)
Cost of shares held in treasury	(973)	(973)
Total Shareholders’ Equity	342,796	446,089
Total Liabilities and Shareholders’ Equity	$6,932,025	$7,105,782

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except per share data)	Three Months Ended
	March 31,
	2013	2012
Revenue	$650,210	$651,283
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	387,389	394,053
Selling, general and admin expenses (excludes depreciation and amortization)	139,992	153,149
Corporate expenses (excludes depreciation and amortization)	26,195	24,310
Depreciation and amortization	100,327	92,337
Other operating income, net	2,103	4,003
Operating loss	(1,590)	(8,563)
Interest expense	88,093	67,831
Interest income on Due from Clear Channel Communications	11,920	15,980
Equity in earnings (loss) of nonconsolidated affiliates	(485)	421
Other expense, net	(907)	(494)
Loss before income taxes	(79,155)	(60,487)
Income tax benefit	5,006	15,294
Consolidated net loss	(74,149)	(45,193)
Less amount attributable to noncontrolling interest	129	(1,323)
Net loss attributable to the Company	$(74,278)	$(43,870)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(24,025)	33,511
Unrealized (loss) gain on marketable securities	(25)	289
Other adjustments to comprehensive income	(998)	63
Other comprehensive income (loss)	(25,048)	33,863
Comprehensive loss	(99,326)	(10,007)
Less amount attributable to noncontrolling interest	(93)	(189)
Comprehensive loss attributable to the Company	$(99,233)	$(9,818)

Net loss attributable to the Company per common share:
Basic	$(0.22)	$(0.14)
Weighted average common shares outstanding – Basic	357,352	356,363

Diluted	$(0.22)	$(0.14)
Weighted average common shares outstanding – Diluted	357,352	356,363

Dividends declared per share	$-	$6.08

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Consolidated net loss	$(74,149)	$(45,193)
Reconciling items:
Depreciation and amortization	100,327	92,337
Deferred taxes	(23,035)	(15,481)
Provision for doubtful accounts	1,712	1,820
Share-based compensation	1,661	3,202
Gain on sale of operating assets	(2,103)	(4,003)
Amortization of deferred financing charges and note discounts, net	2,131	2,121
Other reconciling items, net	1,159	(388)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	63,516	59,336
Increase in deferred income	16,036	50,808
Decrease in accrued expenses	(36,001)	(30,351)
Decrease in accounts payable	(15,968)	(8,501)
Changes in other operating assets and liabilities	(2,012)	(10,329)
Net cash provided by operating activities	33,274	95,378
Cash flows from investing activities:
Purchases of property, plant and equipment	(39,441)	(55,990)
Purchases of other operating assets	(3)	(1,367)
Proceeds from disposal of assets	3,300	6,094
Change in other, net	(665)	(1,257)
Net cash used for investing activities	(36,809)	(52,520)
Cash flows from financing activities:
Draws on credit facilities	637	992
Proceeds from long-term debt	-	2,200,000
Payments on long-term debt	(4,437)	(2,890)
Net transfers to Clear Channel Communications	1,507	(46,791)
Deferred financing charges	152	(39,927)
Dividends paid	-	(2,170,396)
Change in other, net	(3,805)	4,896
Net cash used for financing activities	(5,946)	(54,116)
Effect of exchange rate changes on cash	(5,238)	3,357
Net decrease in cash and cash equivalents	(14,719)	(7,901)
Cash and cash equivalents at beginning of period	561,979	542,655
Cash and cash equivalents at end of period	$547,260	$534,754

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

Preparation of Interim Financial Statements

The accompanying consolidated financial statements were prepared by Clear Channel Outdoor Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  Management believes that the disclosures made are adequate to make the information presented not misleading.  Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year.  The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company and its subsidiaries and give effect to allocations of expenses from the Company’s indirect parent entity, Clear Channel Communications, Inc. (“Clear Channel Communications”).  These allocations were made on a specifically identifiable basis or using relative percentages of headcount or other methods management considered to be a reasonable reflection of the utilization of services provided.  Also included in the consolidated financial statements are entities for which the Company has a controlling financial interest or is the primary beneficiary.  Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the Company are accounted for under the equity method.  All significant intercompany transactions are eliminated in the consolidation process.  Certain prior-period amounts have been reclassified to conform to the 2013 presentation.

Adoption of New Accounting Standards

During the first quarter of 2013, the Company adopted the Financial Accounting Standards Board's (“FASB”) ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments are effective for fiscal years (and interim periods within) beginning after December 15, 2012 and sets requirements for presenting information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income. Substantially all of the information required to be disclosed under this amendment are required to be disclosed elsewhere in the financial statements under U.S. GAAP. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

During the first quarter of 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.  This update provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. The amendments are effective for fiscal years (and interim periods within) beginning after December 15, 2013 and are to be applied retrospectively to all prior periods presented for such obligations that exist at the beginning of an entity’s fiscal year of adoption.  Early adoption is permitted however the Company plans to adopt the standard on a retrospective basis for the first quarter of 2014 for any existing obligations within the scope of this update. The Company is currently evaluating the guidance to determine the potential impact, if any, the adoption may have on its financial results and disclosures.

During the first quarter of 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity of an Investment in a Foreign Entity. The amendments are effective prospectively for the fiscal years (and interim periods within) beginning after December 15, 2013 and provide clarification guidance for the release of the cumulative translation adjustment under the current U.S. GAAP. Early adoption is permitted however the Company plans to adopt the standard for the first quarter of 2014. The Company is currently evaluating the guidance to determine the potential impact, if any, the adoption may have on its financial results and disclosures.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at March 31, 2013 and December 31, 2012, respectively:

(In thousands)	March 31, 2013	December 31, 2012
Land, buildings and improvements	$208,392	$210,382
Structures	2,958,467	2,949,458
Furniture and other equipment	136,528	134,389
Construction in progress	59,576	76,299
	3,362,963	3,370,528
Less: accumulated depreciation	1,217,110	1,162,784
Property, plant and equipment, net	$2,145,853	$2,207,744

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

Other Intangible Assets

Other intangible assets include definite-lived intangible assets and permanent easements.  The Company’s definite-lived intangible assets consist primarily of transit and street furniture contracts, site-leases and other contractual rights, all of which are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows.  Permanent easements are indefinite-lived intangible assets which include certain rights to use real property not owned by the Company.  The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived intangible assets.  These assets are recorded at cost.

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets at March 31, 2013 and December 31, 2012, respectively:

(In thousands)	March 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other contractual rights	$771,321	$(411,850)	$785,303	$(403,955)
Permanent easements	173,383	-	173,374	-
Other	3,273	(1,795)	4,283	(1,527)
Total	$947,977	$(413,645)	$962,960	$(405,482)

Total amortization expense related to definite-lived intangible assets for the three months ended March 31, 2013 and 2012 was $18.6 million and $17.3 million, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets.

(In thousands)
2014	$65,357
2015	55,011
2016	42,560
2017	30,904
2018	22,186

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments.

(In thousands)	Americas	International	Total
Balance as of December 31, 2011	$571,932	$285,261	$857,193
Foreign currency	-	7,784	7,784
Dispositions	-	(2,729)	(2,729)
Balance as of December 31, 2012	571,932	290,316	862,248
Foreign currency	-	(6,485)	(6,485)
Dispositions	-	-	-
Balance as of March 31, 2013	$571,932	$283,831	$855,763

NOTE 3 – LONG-TERM DEBT

Long-term debt at March 31, 2013 and December 31, 2012, respectively, consisted of the following:

(In thousands)	March 31, 2013	December 31, 2012
Clear Channel Worldwide Holdings Senior Notes:
6.5% Series A Senior Notes Due 2022	$735,750	$735,750
6.5% Series B Senior Notes Due 2022	1,989,250	1,989,250
Clear Channel Worldwide Holdings Senior Subordinated Notes:
7.625% Series A Senior Subordinated Notes Due 2020	275,000	275,000
7.625% Series B Senior Subordinated Notes Due 2020	1,925,000	1,925,000
Other debt	22,742	27,093
Original issue discount	(7,166)	(7,298)
Total debt	4,940,576	4,944,795
Less: current portion	6,399	9,407
Total long-term debt	$4,934,177	$4,935,388

The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.1 billion at each of March 31, 2013 and December 31, 2012. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 2.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4 – SUPPLEMENTAL DISCLOSURES

Income Tax Benefit

The Company’s income tax benefit for the three months ended March 31, 2013 and 2012, respectively, consisted of the following components:

(In thousands)	Three Months Ended March 31,
	2013	2012
Current tax expense	$(18,029)	$(187)
Deferred tax benefit	23,035	15,481
Income tax benefit	$5,006	$15,294

The effective tax rate is the provision for income taxes as a percent of income before income taxes.  The effective tax rates for the three months ended March 31, 2013 was 6.3%. The effective rate was primarily impacted by the Company’s inability to record tax benefits on tax losses in certain jurisdictions due to the uncertainty of the ability to utilize those losses in future years.

The effective tax rate for the three months ended March 31, 2012 was 25.3%.  The 2012 effective tax rate was primarily impacted by the Company’s ability to benefit from certain foreign tax loss carryforwards in 2011 due to taxable income in certain foreign jurisdictions where the loss carryforwards previously did not provide a benefit.

Supplemental Cash Flow Information

During the three months ended March 31, 2013 and 2012, cash paid for interest and income taxes, net of income tax refunds of $0.4 million and $0.3 million, respectively, was as follows:

(In thousands)	Three Months Ended March 31,
	2013	2012
Interest	$88,237	$64,944
Income taxes	12,590	17,603

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

The cost, unrealized holding gains or losses, and fair value of the Company’s investments at March 31, 2013 and December 31, 2012 are as follows:

(In thousands)	March 31, 2013	December 31, 2012
Cost	$609	$609
Gross unrealized losses	(25)	-
Gross unrealized gains	79	81
Fair value	$663	$690

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

Stockholder Litigation

Two derivative lawsuits were filed in March 2012 in Delaware Chancery Court by stockholders of the Company.  The consolidated lawsuits are captioned In re Clear Channel Outdoor Holdings, Inc. Derivative Litigation, Consolidated Case No. 7315-CS. The complaints name as defendants certain of Clear Channel Communications’ and the Company’s current and former directors and Clear Channel Communications, as well as Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P.  The Company also is named as a nominal defendant.  The complaints allege, among other things, that in December 2009 Clear Channel Communications breached fiduciary duties to the Company and its stockholders by allegedly requiring the Company to agree to amend the terms of a revolving promissory note payable by Clear Channel Communications to the Company to extend the maturity date of the note and to amend the interest rate payable on the note.  According to the complaints, the terms of the amended promissory note were unfair to the Company because, among other things, the interest rate was below market.  The complaints further allege that Clear Channel Communications was unjustly enriched as a result of that transaction.  The complaints also allege that the director defendants breached fiduciary duties to the Company in connection with that transaction and that the transaction constituted corporate waste.  On April 4, 2012, the board of directors of the Company formed a special litigation committee consisting of certain independent directors (the “SLC”) to review and investigate plaintiffs’ claims and determine the course of action that serves the Company’s best interests and the best interests of the Company’s stockholders.  On June 20, 2012, the SLC filed a motion to stay the lawsuits for six months while it completes its review and investigation.  In response, on June 27, 2012, plaintiffs filed a motion for an expedited trial, asking the Court to schedule a trial on the merits in October 2012. On July 23, 2012, the Court issued an order granting the motion to stay and denying the motion for an expedited trial.  On January 23, 2013, the SLC filed a motion to extend the stay for thirty days, and on January 24, 2013, the Court granted that motion, extending the stay for thirty days from the date of the order.  On March 28, 2013, to avoid the costs, disruption and distraction of further litigation, and without admitting the validity of any allegations made in the complaint, legal counsel for the defendants entered into a binding memorandum of understanding (the “MOU”) with legal counsel for the SLC and the plaintiffs to settle the litigation.  The MOU obligates the parties to use their best efforts to prepare a Stipulation of Settlement reflecting the terms of the MOU and present such Stipulation of Settlement to the Delaware Chancery Court for approval.  The MOU includes the following terms, among others:

•         The Company agrees, not later than 30 calendar days following the approval of the settlement by the Delaware Court of Chancery, to (i) demand payment of $200 million outstanding under the note payable by Clear Channel Communications to the Company and (ii) declare a dividend of $200 million that shall be paid simultaneously on the date the payment from the demand is to be made (approximately 11% of the proceeds from such dividend would be distributed to the Company’s public stockholders, and Clear Channel Communications, our indirect parent, would be entitled to approximately 89% of the proceeds from such dividend through its wholly-owned subsidiaries).

•         Clear Channel Communications and the Company agree to amend the interest rate applicable on the note payable by Clear Channel Communications to the Company Note such that, in the event that (x) the outstanding balance of the note exceeds $1.0 billion, the per annum rate of interest applicable to such excess balance will be an amount equal to the average yield-to-maturity for the series of CCU Legacy Notes (as defined below) that has the nearest future maturity date or (y) the Clear Channel Liquidity Ratio (as defined in the MOU) is less than 2.0x, the per annum rate of interest applicable to the entire outstanding balance of the note will be an amount equal to the average yield-to-maturity for the series of CCU Legacy Notes that has the nearest future maturity date; provided, however, that, the interest rate will in no event be less than 6.5% nor greater than 20%.  CCU Legacy Notes is defined as Clear Channel Communications’ 5.5% Senior Notes Due 2014, 4.9% Senior Notes Due 2015, 5.5% Senior Notes Due 2016 and 6.875% Senior Debentures Due 2018, excluding any series of notes that has a maturity date less than 90 calendar days from the date of measurement.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

•         The Company agrees to establish a committee of the Board (the “Committee”), composed of all of the then-serving independent and disinterested directors, for the specific purpose of monitoring the note payable by Clear Channel Communications to the Company.  The Committee will be provided reports on a monthly basis, have access to independent legal and financial advisors, and will have the non-exclusive authority pursuant to a committee charter, if the Committee so desires and believes it to be in the best interests of the Company’s stockholders, to demand payments under the note under certain specified circumstances  tied to Clear Channel Communications’ liquidity or the balance of the note (i.e., the Committee shall not be required to demand payment, but rather shall have the optional authority to do so under certain circumstances); provided that (a) the Committee provides no fewer than twenty (20) and no more than thirty (30) calendar days’ notice that it is exercising its power and authority to make a demand for payment; (b) the Company has the right and ability to declare a dividend equal to the amount so demanded; and (c) the Committee simultaneously declares a dividend equal to the amount so demanded, to be paid simultaneously with the amount paid pursuant to the demand.

The Stipulation of Settlement has not yet been finalized and is subject to approval by the Delaware Court of Chancery.  Accordingly, unless and until the Company receives such approval, no assurance can be provided that the Company will be able to resolve the outstanding litigation as contemplated by the MOU.  The Company filed the MOU with the SEC as an exhibit to its Current Report on Form 8-K filed on April 3, 2013.  The financial statements do not reflect any impacts that may result upon the final Stipulation of Settlement being approved.

Los Angeles Litigation

In 2008, Summit Media, LLC, one of the Company’s competitors, sued the City of Los Angeles, Clear Channel Outdoor, Inc. and CBS Outdoor in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties. Pursuant to the settlement agreement, Clear Channel Outdoor, Inc. had taken down existing billboards and converted 83 existing signs from static displays to digital displays pursuant to modernization permits issued through an administrative process of the City. The Los Angeles Superior Court ruled in January 2010 that the settlement agreement constituted an ultra vires act of the City and nullified its existence, but did not invalidate the modernization permits issued to Clear Channel Outdoor, Inc. and CBS. All parties appealed the ruling by the Los Angeles Superior Court to Court of Appeal for the State of California, Second Appellate District, Division 8. On December 10, 2012, the Court of Appeal issued an order upholding the Superior Court’s finding that the settlement agreement was ultra vires and remanding the case to the Superior Court for the purpose of invalidating the modernization permits issued to Clear Channel Outdoor, Inc. and CBS for the digital displays that were the subject of the settlement agreement.  On January 22, 2013, Clear Channel Outdoor, Inc. filed a petition with the California Supreme Court requesting its review of the matter, and the Supreme Court denied that petition on February 27, 2013.  On April 12, 2013, the Los Angeles Superior Court invalidated 82 digital modernization permits issued to Clear Channel Outdoor, Inc. and 13 issued to CBS and ordered that the companies turn off the electrical power to affected digital displays by the close of business on April 15, 2013.  Clear Channel Outdoor, Inc. has complied with the order.  On April 16, 2013, the Court conducted further proceedings during which it held that it was not invalidating two additional digital modernization permits that Clear Channel Outdoor, Inc. had secured through a special zoning plan and confirmed that its April 12 order invalidated only digital modernization permits – not other types of permits the companies may have secured for the signs at issue.

Guarantees

As of March 31, 2013, the Company had $58.7 million in letters of credit outstanding, of which $56.3 million of letters of credit were cash secured. Additionally, as of March 31, 2013, Clear Channel Communications had outstanding commercial standby letters of credit and surety bonds of $18.0 million and $46.6 million, respectively, held on behalf of the Company. These letters of credit and surety bonds relate to various operational matters, including insurance, bid and performance bonds, as well as other items. Letters of credit in the amount of $5.0 million are collateral in support of surety bonds and these amounts would only be drawn under the letter of credit in the event the associated surety bonds were funded and the Company did not honor its reimbursement obligation to the issuers.

In addition, as of March 31, 2013, the Company had outstanding bank guarantees of $47.0 million related to international subsidiaries, of which $4.5 million were backed by cash collateral.

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

Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications.  As a part of these services, the Company maintains collection bank accounts swept daily into accounts of Clear Channel Communications (after satisfying the funding requirements of the Trustee Accounts under the Clear Channel Worldwide Holdings, Inc. (“CCWH”) senior notes and the CCWH Subordinated Notes).  In return, Clear Channel Communications funds the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment.  The Company’s claim in relation to cash transferred from its concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account.  At March 31, 2013 and December 31, 2012, the asset recorded in “Due from Clear Channel Communications” on the condensed consolidated balance sheets was $727.6 million and $729.2 million, respectively.

The net interest income for the three months ended March 31, 2013 and 2012 was $11.9 million and $16.0 million, respectively.  At March 31, 2013 and December 31, 2012, the fixed interest rate on the “Due from Clear Channel Communications” account was 6.5%, which is equal to the fixed interest rate on the CCWH senior notes.

The Company provides advertising space on its billboards for radio stations owned by Clear Channel Communications.  For the three months ended March 31, 2013 and 2012, the Company recorded $0.1 million and $0.8 million, respectively, in revenue for these advertisements.

Under the Corporate Services Agreement between Clear Channel Communications and the Company, Clear Channel Communications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) certain executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services.  These services are charged to the Company based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis.  For the three months ended March 31, 2013 and 2012, the Company recorded $9.4 million and $6.6 million, respectively, as a component of corporate expenses for these services.

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

Pursuant to the Employee Matters Agreement, the Company’s employees participate in Clear Channel Communications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan.  These costs are recorded as a component of selling, general and administrative expenses and were approximately $2.7 million and $2.9 million for the three months ended March 31, 2013 and 2012, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 8 – EQUITY AND COMPREHENSIVE INCOME

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity.  The following table shows the changes in equity attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2013	$198,155	$247,934	$446,089
Net income (loss)	(74,278)	129	(74,149)
Foreign currency translation adjustments	(23,932)	(93)	(24,025)
Unrealized holding loss on marketable securities	(25)	-	(25)
Other adjustments to comprehensive income	(998)	-	(998)
Other, net	(357)	(3,739)	(4,096)
Balances at March 31, 2013	$98,565	$244,231	$342,796

Balances at January 1, 2012	$2,508,697	$231,530	2,740,227
Net loss	(43,870)	(1,323)	(45,193)
Dividend	(2,170,396)	-	(2,170,396)
Foreign currency translation adjustments	33,700	(189)	33,511
Unrealized holding loss on marketable securities	289	-	289
Other adjustments to comprehensive income	63	-	63
Other, net	1,292	(531)	761
Balances at March 31, 2012	$329,775	$229,487	$559,262

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

The following table presents the Company’s reportable segment results for the three months ended March 31, 2013 and 2012:

(In thousands)			Corporate and other
	Americas	International	reconciling items	Consolidated
Three Months Ended March 31, 2013
Revenue	$286,461	$363,749	$-	$650,210
Direct operating expenses	137,547	249,842	-	387,389
Selling, general and administrative expenses	54,610	85,382	-	139,992
Depreciation and amortization	48,685	50,993	649	100,327
Corporate expenses	-	-	26,195	26,195
Other operating income, net	-	-	2,103	2,103
Operating income (loss)	$45,619	$(22,468)	$(24,741)	$(1,590)

Capital expenditures	$12,895	$25,908	$638	$39,441
Share-based compensation expense	$894	$735	$32	$1,661

Three Months Ended March 31, 2012
Revenue	$280,151	$371,132	$-	$651,283
Direct operating expenses	144,410	249,643	-	394,053
Selling, general and administrative expenses	52,579	100,570	-	153,149
Depreciation and amortization	42,958	49,035	344	92,337
Corporate expenses	-	-	24,310	24,310
Other operating income, net	-	-	4,003	4,003
Operating income (loss)	$40,204	$(28,116)	$(20,651)	$(8,563)

Capital expenditures	$25,336	$27,662	$2,992	$55,990
Share-based compensation expense	$1,932	$1,209	$61	$3,202

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

(In thousands)	As of March 31, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$205,302	$31	$6,535	$335,392	$-	$547,260
Accounts receivable, net of allowance	-	-	209,764	456,734	-	666,498
Intercompany receivables	-	56,149	1,387,473	-	(1,443,622)	-
Prepaid expenses	3,287	-	74,338	82,113	-	159,738
Other current assets	6	6,850	10,735	43,149	-	60,740
Total Current Assets	208,595	63,030	1,688,845	917,388	(1,443,622)	1,434,236
Structures, net	-	-	1,206,999	643,885	-	1,850,884
Other property, plant and equipment, net	-	-	162,133	132,836	-	294,969
Indefinite-lived intangibles	-	-	1,055,168	15,165	-	1,070,333
Other intangibles, net	-	-	353,475	180,857	-	534,332
Goodwill	-	-	571,932	283,831	-	855,763
Due from Clear Channel Communications	727,646	-	-	-	-	727,646
Intercompany notes receivable	182,026	5,129,823	-	-	(5,311,849)	-
Other assets	358,780	822,705	1,327,061	60,078	(2,404,762)	163,862
Total Assets	$1,477,047	$6,015,558	$6,365,613	$2,234,040	$(9,160,233)	$6,932,025

Accounts payable	$-	$-	$3,602	$73,683	$-	$77,285
Intercompany payable	1,371,921	-	56,149	15,552	(1,443,622)	-
Accrued expenses	102	(1,897)	97,173	396,567	-	491,945
Deferred income	-	-	40,598	80,674	-	121,272
Other current liabilities	-	-	-	61,143	-	61,143
Current portion of long-term debt	-	-	42	6,357	-	6,399
Total Current Liabilities	1,372,023	(1,897)	197,564	633,976	(1,443,622)	758,044
Long-term debt	-	4,917,834	1,171	15,172	-	4,934,177
Intercompany notes payable	6,298	-	5,036,353	269,198	(5,311,849)	-
Deferred tax liability	223	85	626,748	23,847	-	650,903
Other long-term liabilities	-	-	144,935	101,170	-	246,105
Total shareholders' equity	98,503	1,099,536	358,842	1,190,677	(2,404,762)	342,796
Total Liabilities and Shareholders' Equity	$1,477,047	$6,015,558	$6,365,613	$2,234,040	$(9,160,233)	$6,932,025

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	As of December 31, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$207,411	$-	$-	$359,361	$(4,793)	$561,979
Accounts receivable, net of allowance	-	-	258,727	484,385	-	743,112
Intercompany receivables	-	-	1,407,392	-	(1,407,392)	-
Prepaid expenses	2,109	-	70,822	78,666	-	151,597
Other current assets	9	6,850	4,231	41,568	-	52,658
Total Current Assets	209,529	6,850	1,741,172	963,980	(1,412,185)	1,509,346
Structures, net	-	-	1,231,465	659,228	-	1,890,693
Other property, plant and equipment, net	-	-	170,741	146,310	-	317,051
Indefinite-lived intangibles	-	-	1,055,168	15,552	-	1,070,720
Other intangibles, net	-	-	359,460	198,018	-	557,478
Goodwill	-	-	571,933	290,315	-	862,248
Due from Clear Channel Communications	729,157	-	-	-	-	729,157
Intercompany notes receivable	182,026	5,129,823	-	-	(5,311,849)	-
Other assets	457,872	883,895	1,389,289	62,271	(2,624,238)	169,089
Total Assets	$1,578,584	$6,020,568	$6,519,228	$2,335,674	$(9,348,272)	$7,105,782

Accounts payable	$-	$-	$13,891	$86,417	$(4,793)	$95,515
Intercompany payable	1,373,828	15,730	-	17,834	(1,407,392)	-
Accrued expenses	394	(73,766)	173,024	438,847	-	538,499
Deferred income	-	-	50,153	56,881	-	107,034
Other current liabilities	-	-	-	60,950	-	60,950
Current portion of long-term debt	-	-	41	9,366	-	9,407
Total Current Liabilities	1,374,222	(58,036)	237,109	670,295	(1,412,185)	811,405
Long-term debt	-	4,917,702	1,182	16,504	-	4,935,388
Intercompany notes payable	6,042	-	5,036,422	269,385	(5,311,849)	-
Deferred tax liability	226	85	644,521	28,236	-	673,068
Other long-term liabilities	-	-	142,061	97,771	-	239,832
Total shareholders' equity	198,094	1,160,817	457,933	1,253,483	(2,624,238)	446,089
Total Liabilities and Shareholders' Equity	$1,578,584	$6,020,568	$6,519,228	$2,335,674	$(9,348,272)	$7,105,782

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$265,162	$385,048	$-	$650,210
Operating expenses:
Direct operating expenses	-	-	123,152	264,237	-	387,389
Selling, general and administrative expenses	-	-	50,860	89,132	-	139,992
Corporate expenses	3,224	3	14,700	8,268	-	26,195
Depreciation and amortization	-	-	48,240	52,087	-	100,327
Other operating income (expense), net	(120)	-	2,246	(23)	-	2,103
Operating income (loss)	(3,344)	(3)	30,456	(28,699)	-	(1,590)
Interest (income) expense, net	(64)	88,042	268	(153)	-	88,093
Interest income on Due from Clear Channel Communications	-	-	11,920	-	-	11,920
Intercompany interest income	3,674	85,175	-	38	(88,887)	-
Intercompany interest expense	121	-	88,701	65	(88,887)	-
Equity in earnings (loss) of nonconsolidated affiliates	(74,451)	(30,920)	(30,876)	(985)	136,747	(485)
Other income (expense), net	-	-	(3,061)	2,154	-	(907)
Loss before income taxes	(74,178)	(33,790)	(80,530)	(27,404)	136,747	(79,155)
Income tax benefit (expense)	(100)	1,077	6,079	(2,050)	-	5,006
Consolidated net loss	(74,278)	(32,713)	(74,451)	(29,454)	136,747	(74,149)
Less amount attributable to noncontrolling interest	-	-	-	129	-	129
Net loss attributable to the Company	$(74,278)	$(32,713)	$(74,451)	$(29,583)	$136,747	$(74,278)
Other comprehensive income (loss):
Foreign currency translation adjustments	(314)	(11)	1,938	(25,638)	-	(24,025)
Unrealized loss on marketable securities	-	-	-	(25)	-	(25)
Other adjustments to comprehensive income	-	-	-	(998)	-	(998)
Equity in subsidiary comprehensive income (loss)	(24,641)	(25,991)	(26,434)	-	77,066	-
Comprehensive loss	(99,233)	(58,715)	(98,947)	(56,244)	213,813	(99,326)
Less amount attributable to noncontrolling interest	-	-	145	(238)	-	(93)
Comprehensive loss attributable to the Company	$(99,233)	$(58,715)	$(99,092)	$(56,006)	$213,813	$(99,233)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$260,473	$390,810	$-	$651,283
Operating expenses:
Direct operating expenses	-	-	130,358	263,695	-	394,053
Selling, general and administrative expenses	-	-	48,719	104,430	-	153,149
Corporate expenses	3,806	-	13,204	7,300	-	24,310
Depreciation and amortization	-	-	42,056	50,281	-	92,337
Other operating income, net	(116)	-	3,782	337	-	4,003
Operating income (loss)	(3,922)	-	29,918	(34,559)	-	(8,563)
Interest expense, net	(144)	64,975	2,096	904	-	67,831
Interest income on Due from Clear Channel Communications	-	-	15,980	-	-	15,980
Intercompany interest income	3,551	64,849	-	244	(68,644)	-
Intercompany interest expense	118	-	68,375	151	(68,644)	-
Equity in earnings (loss) of nonconsolidated affiliates	(42,538)	(24,105)	(24,811)	124	91,751	421
Other income (expense), net	-	(106)	5	(393)	-	(494)
Loss before income taxes	(42,883)	(24,337)	(49,379)	(35,639)	91,751	(60,487)
Income tax benefit (expense)	(987)	168	6,841	9,272	-	15,294
Consolidated net loss	(43,870)	(24,169)	(42,538)	(26,367)	91,751	(45,193)
Less amount attributable to noncontrolling interest	-	-	-	(1,323)	-	(1,323)
Net loss attributable to the Company	$(43,870)	$(24,169)	$(42,538)	$(25,044)	$91,751	$(43,870)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	(9)	33,520	-	33,511
Unrealized gain (loss) on marketable securities	-	-	(1)	290	-	289
Other adjustments to comprehensive income	-	-	-	63	-	63
Equity in subsidiary comprehensive income (loss)	34,052	50,722	34,062	-	(118,836)	-
Comprehensive income (loss)	(9,818)	26,553	(8,486)	8,829	(27,085)	(10,007)
Less amount attributable to noncontrolling interest	-	-	-	(189)	-	(189)
Comprehensive income (loss) attributable to the Company	$(9,818)	$26,553	$(8,486)	$9,018	$(27,085)	$(9,818)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(74,278)	$(32,713)	$(74,451)	$(29,454)	$136,747	$(74,149)
Reconciling items:
Depreciation and amortization	-	-	48,240	52,087	-	100,327
Deferred taxes	(2)	-	(19,677)	(3,356)	-	(23,035)
Provision for doubtful accounts	-	-	904	808	-	1,712
Gain on sale of operating assets	120	-	(2,246)	23	-	(2,103)
Share-based compensation	-	-	926	735	-	1,661
Amortization of deferred financing charges and note discounts, net	-	1,845	286	-	-	2,131
Other reconciling items, net	74,451	30,920	31,550	985	(136,747)	1,159
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	-	-	48,737	14,779	-	63,516
Increase in deferred income	-	-	(9,199)	25,235	-	16,036
Decrease in accrued expenses	(292)	71,869	(72,296)	(35,282)	-	(36,001)
Decrease in accounts payable	-	(11)	(10,280)	(10,470)	4,793	(15,968)
Changes in other operating assets and liabilities	(1,354)	-	1,254	(1,912)	-	(2,012)
Net cash provided by (used for) operating activities	(1,355)	71,910	(56,252)	14,178	4,793	33,274
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(13,489)	(25,952)	-	(39,441)
Proceeds from disposal of assets	-	-	2,056	1,244	-	3,300
Purchases of other operating assets	-	-	(3)	-	-	(3)
Change in other, net	-	-	-	(665)	-	(665)
Net cash used for investing activities	-	-	(11,436)	(25,373)	-	(36,809)
Cash flows from financing activities:
Draws on credit facilities	-	-	-	637	-	637
Payments on long-term debt	-	-	(9)	(4,428)	-	(4,437)
Net transfers to Clear Channel Communications	1,507	-	-	-	-	1,507
Intercompany funding	(2,809)	(71,879)	74,080	608	-	-
Deferred financing charges	-	-	152	-	-	152
Change in other, net	548	-	-	(4,353)	-	(3,805)
Net cash provided by (used for) financing activities	(754)	(71,879)	74,223	(7,536)	-	(5,946)
Effect of exchange rate changes on cash	-	-	-	(5,238)	-	(5,238)
Net increase (decrease) in cash and cash equivalents	(2,109)	31	6,535	(23,969)	4,793	(14,719)
Cash and cash equivalents at beginning of period	207,411	-	-	359,361	(4,793)	561,979
Cash and cash equivalents at end of period	$205,302	$31	$6,535	$335,392	$-	$547,260

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(43,870)	$(24,169)	$(42,538)	$(26,367)	$91,751	$(45,193)
Reconciling items:
Depreciation and amortization	-	-	42,056	50,281	-	92,337
Deferred taxes	-	97	(11,353)	(4,225)	-	(15,481)
Provision for doubtful accounts	-	-	1,170	650	-	1,820
(Gain) loss on sale of operating assets	116	-	(3,782)	(337)	-	(4,003)
Share-based compensation	-	-	1,993	1,209	-	3,202
Amortization of deferred financing charges and note discounts, net	-	172	1,949	-	-	2,121
Other reconciling items, net	42,538	24,212	24,675	(62)	(91,751)	(388)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	-	-	30,115	29,221	-	59,336
Increase in deferred income	-	-	6,811	43,997	-	50,808
Increase (decrease) in accrued expenses	843	1,087	(2,622)	(29,659)	-	(30,351)
Decrease in accounts payable	-	-	(13,180)	(4,467)	9,146	(8,501)
Changes in other operating assets and liabilities	(1,189)	(439)	(3,076)	(5,625)	-	(10,329)
Net cash provided by (used for) operating activities	(1,562)	960	32,218	54,616	9,146	95,378
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(27,900)	(28,090)	-	(55,990)
Proceeds from disposal of assets	-	-	5,172	922	-	6,094
Purchases of businesses and other operating assets	-	-	(1,057)	(310)	-	(1,367)
Decrease in intercompany notes receivable, net	-	(2,167,000)	-	-	2,167,000	-
Dividends from subsidiaries	2,167,000	-	-		(2,167,000)	-
Change in other, net	-	-	(997)	(260)	-	(1,257)
Net cash provided by (used for) investing activities	2,167,000	(2,167,000)	(24,782)	(27,738)	-	(52,520)
Cash flows from financing activities:
Draws on credit facilities	-	-	-	992	-	992
Proceeds from long-term debt	-	2,200,000	2,167,000	-	(2,167,000)	2,200,000
Payments on long-term debt	-	-	(48)	(2,842)	-	(2,890)
Net transfers to Clear Channel Communications	(46,791)	-	-	-	-	(46,791)
Intercompany funding	7,943	(960)	(457)	(6,526)	-	-
Deferred financing charges	-	(33,000)	(6,927)	-	-	(39,927)
Dividends paid	(2,170,396)	-	(2,167,000)	-	2,167,000	(2,170,396)
Change in other, net	5,568	-	(4)	(668)	-	4,896
Net cash provided by (used for) financing activities	(2,203,676)	2,166,040	(7,436)	(9,044)	-	(54,116)
Effect of exchange rate changes on cash	-	-	-	3,357	-	3,357
Net increase (decrease) in cash and cash equivalents	(38,238)	-	-	21,191	9,146	(7,901)
Cash and cash equivalents at beginning of period	325,696	-	-	249,448	(32,489)	542,655
Cash and cash equivalents at end of period	$287,458	$-	$-	$270,639	$(23,343)	$534,754

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Format of Presentation

Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes.  Our discussion is presented on both a consolidated and segment basis.  All references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.  Our reportable segments are Americas outdoor advertising (“Americas”) and International outdoor advertising (“International”).  Our Americas and International segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types.

We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Other operating income (expense), net, Interest expense, Interest income on Due from Clear Channel Communications, Loss on marketable securities, Equity in earnings (loss) of nonconsolidated affiliates, Other income (expense), net and Income tax benefit are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

Management typically monitors our businesses by reviewing the average rates, average revenue per display, or yield, occupancy and inventory levels of each of our display types by market.  Our advertising revenue is derived from selling advertising space on the displays we own or operate in key markets worldwide, consisting primarily of billboards, street furniture and transit displays.  Part of our long-term strategy is to pursue the technology of digital displays, including flat screens, LCDs and LEDs, as additions to traditional methods of displaying our clients’ advertisements.  We are currently installing these technologies in certain markets, both domestically and internationally.

Advertising revenue for our segments is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally.  According to the U.S. Department of Commerce, estimated U.S. GDP growth for the first quarter of 2013 was 2.5%.  Internationally, our results are impacted by fluctuations in foreign currency exchange rates and economic conditions in the foreign markets in which we have operations.

Executive Summary

The key developments in our business for the three months ended March 31, 2013 are summarized below:

•         Consolidated revenue decreased $1.1 million including negative foreign exchange movements of $0.9 million during the three months ended March 31, 2013 compared to the same period of 2012. Excluding foreign exchange impacts and the $8.3 million impact of our divestiture of our international neon business in the prior year, consolidated revenue increased $8.1 million over the comparable three-month period in the prior year.

•         Americas revenue increased $6.3 million during the three months ended March 31, 2013 compared to the same period of 2012 due primarily to increased sales volumes from our digital and traditional product lines.

•         International revenue decreased $7.4 million including negative foreign exchange movements of $0.8 million during the three months ended March 31, 2013 compared to the same period of 2012.  Excluding foreign exchange impacts and the $8.3 million impact of our divestiture of our international neon business in the prior year, revenue increased $1.7 million over the comparable three-month period in the prior year. Continued weakened macro-economic conditions in Europe were offset by growth in countries located in other markets and new contracts.

•         During the first quarter of 2013, we spent $6.7 million on strategic revenue and cost-saving initiatives to realign and improve our on-going business operations—an increase of $0.7 million compared to the first quarter of 2012.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of our results of operations for the three months ended March 31, 2013 to the three months ended March 31, 2012 is as follows:

(In thousands)
	Three Months Ended March 31,		%
	2013	2012	Change
Revenue	$650,210	$651,283	(0%)
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	387,389	394,053	(2%)
Selling, general and administrative expenses (excludes depreciation and amortization)	139,992	153,149	(9%)
Corporate expenses (excludes depreciation and amortization)	26,195	24,310	8%
Depreciation and amortization	100,327	92,337	9%
Other operating income, net	2,103	4,003	(47%)
Operating loss	(1,590)	(8,563)	(81%)
Interest expense	88,093	67,831
Interest income on Due from Clear Channel Communications	11,920	15,980
Equity in earnings (loss) of nonconsolidated affiliates	(485)	421
Other expense, net	(907)	(494)
Loss before income taxes	(79,155)	(60,487)
Income tax expense	5,006	15,294
Consolidated net loss	(74,149)	(45,193)
Less amount attributable to noncontrolling interest	129	(1,323)
Net loss attributable to the Company	$(74,278)	$(43,870)

Consolidated Revenue

Our consolidated revenue during the first quarter of 2013 decreased $1.1 million including negative movements in foreign exchange of $0.9 million compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $8.3 million impact of businesses divested in the prior year, consolidated revenue increased $8.1 million. Americas revenue increased $6.3 million driven primarily by increased occupancy of our digital and traditional displays.  International revenue decreased $7.4 million including negative movements in foreign exchange of $0.8 million compared to the same period of 2012. Excluding the impact of foreign exchange movements and the $8.3 million impact of our international neon divestiture during the third quarter of 2012, International revenue increased $1.7 million.

Consolidated Direct Operating Expenses

Direct operating expenses decreased $6.7 million including a $0.2 million positive impact due to the effects of movements in foreign exchange during the first quarter of 2013 compared to the same period of 2012.  Americas direct operating expenses decreased $6.9 million, primarily due to the benefits resulting from our previous strategic cost initiatives and higher margin product lines having increased sales while lower margin product lines remained steady.  Direct operating expenses in our International segment were relatively flat.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses decreased $13.2 million including a decline of $0.2 million due to the effects of movements in foreign exchange during the first quarter of 2013 compared to the same period of 2012.  SG&A expenses increased $2.0 million in our Americas segment primarily due to legal costs related to the Los Angeles litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q, partially offset by a reduction in amounts spent on strategic cost initiatives.  Our International SG&A expenses decreased $15.2 million including a $0.2 million decrease due to the effects of movements in foreign exchange, primarily due to certain expenses during the prior year related to legal and other costs in Brazil that did not recur in the first quarter of 2013.

Corporate Expenses

Corporate expenses increased $1.9 million during the three months ended March 31, 2013 compared to the same periods of 2012, primarily related to legal costs related to the stockholder litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q and employee incentive plans and increased headcount in procurement and marketing.

Revenue and Cost Initiatives

Included in the amounts for direct operating expenses, SG&A and corporate expenses discussed above are expenses of $6.7 million incurred in connection with our strategic revenue and cost initiatives. The costs were incurred to improve revenue growth, enhance yield, reduce costs, and organize each business to maximize performance and profitability.  These costs consist primarily of consulting expenses, consolidation of locations and positions, severance related to workforce initiatives and other costs incurred in connection with streamlining our businesses. These costs are expected to provide benefits in future periods as the initiative results are realized.  Of these costs, $2.5 million are reported within direct operating expenses, $4.1 million are reported within SG&A and $0.1 million are reported within corporate expense for 2013.  In 2012, such costs totaled $0.0 million, $4.0 million, and $2.0 million, respectively.

Depreciation and Amortization

Depreciation and amortization increased $8.0 million during the three months ended March 31, 2013 compared to the same period of 2012. The increase is primarily as a result of increased depreciation in our Americas segment related to depreciation of digital bulletins.

Other Operating Income, Net

Other operating income of $2.1 million for the first quarter of 2013 primarily related to proceeds from the disposal of operating and fixed assets.

Other operating income of $4.0 million for the first quarter of 2012 primarily related to proceeds received from condemnations of bulletins and buildings.

Interest Expense

Interest expense increased $20.3 million during the three months ended March 31, 2013 compared to the same period of 2012 primarily due to the issuance of $2,200.0 million aggregate principal amount of 7.625% Senior Subordinated Notes due 2020 (the “Subordinated Notes”) by Clear Channel Worldwide Holdings (“CCWH”), our indirect subsidiary, during March 2012.

Interest Income on Due From Clear Channel Communications

Interest income decreased $4.1 million during the three months ended March 31, 2013 compared to the same period of 2012 due to the change in the interest rate recognized on amounts outstanding in the balance of the Due from Clear Channel Communications account during 2013.

Income Tax Benefit

Our operations are included in a consolidated income tax return filed by CC Media Holdings, Inc. (“CC Media Holdings”).  However, for our financial statements, our provision for income taxes was computed as if we file separate consolidated Federal income tax returns with our subsidiaries.

The effective tax rate is the provision for income taxes as a percent of income before income taxes.  The effective tax rates for the three months ended March 31, 2013 was 6.3%. The effective rate was primarily impacted by our inability to record tax benefits on tax losses in certain foreign jurisdictions due to the uncertainly of the ability to utilize those losses in future years.

Our effective tax rate for the three months ended March 31, 2012 was 25.3%. The effective tax benefit rate was primarily impacted by our ability to benefit from certain foreign tax loss carryforwards in 2011 due to taxable income in certain foreign jurisdictions where the loss carryforwards previously did not provide a benefit.

Americas Results of Operations

Our Americas operating results were as follows:

(In thousands)	Three Months Ended March 31,		%
	2013	2012	Change
Revenue	$286,461	$280,151	2%
Direct operating expenses	137,547	144,410	(5%)
SG&A expenses	54,610	52,579	4%
Depreciation and amortization	48,685	42,958	13%
Operating income	$45,619	$40,204	13%

Our Americas revenue increased $6.3 million during the first quarter of 2013 compared to the same period of 2012, driven primarily by bulletins, and particularly by increased occupancy and capacity of our digital displays.  Increases in poster revenues were driven by new contracts and advertising campaigns utilizing our traditional product lines.  Partially offsetting these increases were declines in specialty business revenues due primarily to a significant contract during the prior year.

Direct operating expenses decreased $6.9 million, primarily due to the benefits resulting from our previous strategic cost initiatives as well as variable costs associated with the favorable product mix of our sales with increased sales in our product lines with greater margins. SG&A expenses increased $2.0 million primarily due to legal costs related to the Los Angeles litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q, partially offset by a reduction in amounts spent on strategic cost initiatives.

Depreciation and amortization increased $5.7 million, primarily as a result of our deployment of digital bulletins in recent years.

International Results of Operations

During the third quarter of 2012, our subsidiary Clear Channel Outdoor, Inc. divested its international neon business.  For the three months ended March 31, 2012, our international neon business contributed $8.3 million in revenue, $5.1 million in direct operating expenses and $1.8 million in SG&A expenses.

Our International operating results were as follows:

(In thousands)	Three Months Ended March 31,		%
	2013	2012	Change
Revenue	$363,749	$371,132	(2%)
Direct operating expenses	249,842	249,643	0%
SG&A expenses	85,382	100,570	(15%)
Depreciation and amortization	50,993	49,035	4%
Operating loss	$(22,468)	$(28,116)	(20%)

International revenue decreased $7.4 million during the first quarter of 2013 compared to the same period of 2012, including $0.8 million of negative movements in foreign exchange and the divestiture of our international neon business during the third quarter of 2012 which had $8.3 million in revenues in the three months ended March 31, 2012.  Excluding the impact of foreign exchange and the divestiture, revenues increased $1.7 million.  The increase in revenue resulted from revenue growth in Australia, China, and Latin America as well as higher sales resulting from new contracts in Norway.  This growth was partially offset by lower revenues in certain countries in Europe as a result of weakened macroeconomic conditions.

Direct operating expenses increased $0.2 million including a $0.3 million positive impact due to the effects of movements in foreign exchange.  Excluding the impact of movements in foreign exchange, the decrease was primarily driven by declines in expenses in response to declining revenues in certain countries in Europe as well as the $5.1 million impact of our divestiture of our international neon business.  Offsetting these declines were increases in variable costs in other markets such as China, Turkey and in Latin America resulting from increased revenues.  SG&A expenses decreased $15.2 million including a $0.2 million decrease due to the effects of movements in foreign exchange. The SG&A expense declines in 2013 resulted from $18.5 million in expenses incurred during the first quarter of 2012 in connection with legal and other costs in Brazil, partially offset by increases in strategic revenue and cost initiatives.

Reconciliation of Segment Operating Income (Loss) to Consolidated Operating Income (Loss)

(In thousands)	Three Months Ended March 31,
	2013	2012
Americas	$45,619	$40,204
International	(22,468)	(28,116)
Corporate expenses	(26,844)	(24,654)
Other operating income, net	2,103	4,003
Consolidated operating loss	$(1,590)	$(8,563)

Share-Based Compensation Expense

The following table presents amounts related to share-based compensation expense for the three months ended March 31, 2013 and 2012, respectively:

(In thousands)	Three Months Ended March 31,
	2013	2012
Americas	$894	$1,932
International	735	1,209
Corporate	32	61
Total share-based compensation expense	$1,661	$3,202

As of March 31, 2013, there was $17.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of March 31, 2013, there was $0.6 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following discussion highlights our cash flow activities during the three months ended March 31, 2013 and 2012.

(In thousands)	Three Months Ended March 31,
	2013	2012
Cash provided by (used for):
Operating activities	$33,274	$95,378
Investing activities	(36,809)	(52,520)
Financing activities	(5,946)	(54,116)

Operating Activities

Our consolidated net loss, adjusted for $81.9 million of non-cash items, provided positive cash flows of $7.7 million during the three months ended March 31, 2013.  Our consolidated net loss, adjusted for $79.6 million of non-cash items, provided positive cash flows of $34.4 million during the three months ended March 31, 2012.  Cash provided by operating activities during the three months ended March 31, 2013 was $33.3 million compared to $95.4 million during the three months ended March 31, 2012.  Cash paid for interest was $23.3 million higher during the three months ended March 31, 2013 compared to 2012 due to the issuance of CCWH’s Subordinated Notes during the first quarter of 2012.

Non-cash items affecting our net loss include depreciation and amortization, deferred taxes, provision for doubtful accounts, share-based compensation, gain on disposal of operating assets, amortization of deferred financing charges and note discounts, net and other reconciling items, net as presented on the face of the consolidated statement of cash flows.

Investing Activities

Cash used for investing activities of $36.8 million during the three months ended March 31, 2013  reflected capital expenditures of $39.4 million.  We spent $12.9 million in our Americas segment primarily related to the construction of new advertising structures such as digital displays, $25.9 million in our International segment primarily related to new advertising structures such as billboards and street furniture, and the renewal of existing contracts, and $0.6 million by Corporate.  Partially offsetting cash used for investing activities were proceeds from sales of operating and fixed assets.

Cash used for investing activities of $52.5 million during the three months ended March 31, 2012 primarily reflected capital expenditures of $56.0 million.  We spent $25.3 million in our Americas segment primarily related to the construction of new billboards, $27.7 million in our International segment primarily related to new billboard and street furniture contracts and renewals of existing contracts, and $3.0 million by Corporate.  Partially offsetting cash used for investing activities were proceeds from sales of operating and fixed assets.

Financing Activities

Cash used for financing activities of $5.9 million for the three months ended March 31, 2013 reflected $4.4 million payment on long-term debt partially offset by net transfers of $1.5 million in cash from Clear Channel Communications which represents the activity in the “Due from/to Clear Channel Communications” account.

Cash used for financing activities of $54.1 million for the three months ended March 31, 2012 primarily reflected the payment of a dividend totaling $2,170.4 million and net transfers of $46.8 million in cash to Clear Channel Communications which represents the activity in the “Due from/to Clear Channel Communications” account. The proceeds from the Subordinated Notes issuance of $2.2 billion partially offset the cash used for financing activities.

Anticipated Cash Requirements

Our primary source of liquidity is cash on hand, cash flow from operations and the revolving promissory note with Clear Channel Communications.  Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations and borrowing capacity under or repayment of amounts outstanding under the revolving promissory note with Clear Channel Communications will enable us to meet our working capital, capital expenditure, debt service and other funding requirements, including the debt service on the CCWH Senior Notes and the CCWH Subordinated Notes, for at least the next 12 months.  In addition, we were in compliance with the covenants contained in our material financing agreements as of March 31, 2013.  We believe our long-term plans, which include promoting outdoor media spending and capitalizing on our diverse geographic and product opportunities, including the continued deployment of digital displays, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements long term.  However, our anticipated results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants.  In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. At March 31, 2013, we had $547.3 million of cash on our balance sheet, with $335.4 million in consolidated cash balances held outside the U.S. by our subsidiaries, all of which is readily convertible into other foreign currencies including the U.S. dollar.  We disclose in Item 8 of our Form 10-K within Note 1, Summary of Significant Accounting Policies, that our policy is to permanently reinvest the earnings of our non-U.S. subsidiaries as these earnings are generally redeployed in those jurisdictions for operating needs and continued functioning of their businesses.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant current and historic deficits in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.

Furthermore, in its Quarterly Report on Form 10-Q filed with the SEC on May 2, 2013, Clear Channel Communications stated that it was in compliance at March 31, 2013.  Clear Channel Communications similarly stated in such Quarterly Report that its anticipated results are also subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants.  Moreover, Clear Channel Communications stated in such Quarterly Report that its ability to comply with the covenants in its material financing agreements may be affected by events beyond its control, including prevailing economic, financial and industry conditions.  As discussed therein, the breach of any covenants set forth in Clear Channel Communications’ financing agreements would result in a default thereunder, and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, as discussed therein, the lenders under the receivables-based credit facility under Clear Channel Communications’ senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. In addition, Clear Channel Communications stated in such Quarterly Report that if Clear Channel Communications is unable to repay its obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility.  Finally, Clear Channel Communications stated in such Quarterly Report that a default or acceleration under any of its material financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.  If Clear Channel Communications were to become insolvent, we would be an unsecured creditor of Clear Channel Communications.  In such event, we would be treated the same as other unsecured creditors of Clear Channel Communications and, if we were not entitled to the cash previously transferred to Clear Channel Communications, or could not obtain such cash on a timely basis, we could experience a liquidity shortfall.

For so long as Clear Channel Communications maintains significant control over us, a deterioration in the financial condition of Clear Channel Communications could have the effect of increasing our borrowing costs or impairing our access to capital markets.  As of March 31, 2013, Clear Channel Communications had $721.6 million recorded as “Cash and cash equivalents” on its condensed consolidated balance sheets, of which $547.3 million was held by us and our subsidiaries.

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

Sources of Capital

As of March 31, 2013 and December 31, 2012, we had the following debt outstanding, cash and cash equivalents and amounts due from Clear Channel Communications:

(In millions)	March 31, 2013	December 31, 2012
Clear Channel Worldwide Holdings Senior Notes	$2,725.0	$2,725.0
Clear Channel Worldwide Holdings Senior Subordinated Notes	2,200.0	2,200.0
Other debt	22.7	27.1
Original issue discount	(7.1)	(7.3)
Total debt	4,940.6	4,944.8
Less: Cash and cash equivalents	547.3	562.0
Less: Due from Clear Channel Communications	727.6	729.2
	$3,665.7	$3,653.6

We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities.  Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Promissory Notes with Clear Channel Communications

We maintain accounts that represent net amounts due to or from Clear Channel Communications, which is recorded as “Due from/to Clear Channel Communications” on our condensed consolidated balance sheets.  The accounts represent our revolving promissory note issued by us to Clear Channel Communications and the revolving promissory note issued by Clear Channel

Communications to us (the “Due from CCU Note”), in each case in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances.  The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand or when they mature on December 15, 2017.  Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications.  Such day-to-day cash management services relate only to our cash activities and balances in the U.S. and exclude any cash activities and balances of our non-U.S. subsidiaries.  At March 31, 2013 and December 31, 2012, the asset recorded in “Due from Clear Channel Communications” on our condensed consolidated balance sheet was $727.6 million and $729.2 million, respectively.  At March 31, 2013, we had no borrowings under the cash management note to Clear Channel Communications.

The Due from CCU Note is the subject of a derivative litigation filed by our stockholders in the Delaware Court of Chancery (the “Delaware Court”).  Please refer to “Legal Proceedings” within Part II of this Quarterly Report on Form 10-Q for additional information about this stockholder litigation.  On March 28, 2013, the defendants in that matter entered into a binding memorandum of understanding (the “MOU”) with a special litigation committee consisting of certain of our independent directors and the plaintiffs to settle the derivative litigation. The MOU contemplates a Stipulation of Settlement, which has not yet been finalized and is subject to approval by the Delaware Court.  If the Stipulation of Settlement is approved by the Delaware Court, we would, within 30 days, demand payment of $200 million outstanding under the Due from CCU Note and declare a dividend of $200 million to be paid simultaneously on the date that payment from the demand is to be made.  The repayment and simultaneous dividend would reduce the amount of the “Due from Clear Channel Communications” asset that is available to us as a source of liquidity by $200 million.

In addition, if the Stipulation of Settlement is approved by the Delaware Court, we would establish a committee of our board of directors, consisting of our independent and disinterested directors, that would have the incremental and non-exclusive authority pursuant to a committee charter to make demands for repayment under the Due from CCU Note under certain specified circumstances tied to Clear Channel Communications’ liquidity or the balance of the Due from CCU Note.  If such a demand were to be made pursuant to the terms of the charter, we would declare a simultaneous dividend equal to the amount so demanded, which would reduce the amount of the “Due from Clear Channel Communications” asset that is available to us as a source of liquidity to us for ongoing working capital requirements and for general corporate purposes.

The net interest income for the three months ended March 31, 2013 and 2012 was $11.9 million and $16.0 million, respectively.  At March 31, 2013 and December 31, 2012, the fixed interest rate on the Due from CCU Note was 6.5%, which is equal to the fixed interest rate on the CCWH senior notes. If the Stipulation of Settlement is approved by the Delaware Court, the interest rate on the Due from CCU Note would be increased if the outstanding balance on the Due from CCU Note exceeds $1.0 billion and under certain other circumstances tied to Clear Channel Communications’ liquidity.

Our working capital requirements and capital for general corporate purposes, including acquisitions and capital expenditures, may be provided to us by Clear Channel Communications, in its sole discretion, pursuant to a revolving promissory note issued by us to Clear Channel Communications or pursuant to repayment of the Due from CCU Note.  If we are unable to obtain financing from Clear Channel Communications, we may need to obtain additional financing from banks or other lenders, or through public offerings or private placements of debt or equity, strategic relationships or other arrangements at some future date.  As stated above, we may be unable to successfully obtain additional debt or equity financing on satisfactory terms or at all.

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

Clear Channel Worldwide Holdings Senior Notes

During the fourth quarter of 2012, CCWH issued $2.7 billion aggregate principal amount of senior notes, which consisted of $735.75 million aggregate principal amount of 6.5% Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and $1,989.25 million aggregate principal amount of 6.5% Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes” and, together with the Series A CCWH Senior Notes, the “CCWH Senior Notes”).  The CCWH Senior Notes are guaranteed by us, Clear Channel Outdoor, Inc. (“CCOI”) and certain of our direct and indirect subsidiaries. The proceeds from the issuance of the CCWH Senior Notes were used to fund the repurchase of CCWH’s Series A Senior Notes due 2017 and CCWH’s Series B Senior Notes due 2017 (collectively, the “Existing CCWH Senior Notes”).

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

At any time prior to November 15, 2017, CCWH may redeem the CCWH Senior Notes, in whole or in part, at a price equal to 100% of the principal amount of the CCWH Senior Notes plus a “make-whole” premium, together with accrued and unpaid interest, if any, to the redemption date. CCWH may redeem the CCWH Senior Notes, in whole or in part, on or after November 15, 2017, at the redemption prices set forth in the applicable indenture governing the CCWH Senior Notes plus accrued and unpaid interest to the redemption date. At any time on or before November 15, 2015, CCWH may elect to redeem up to 40% of the then outstanding aggregate principal amount of the CCWH Senior Notes at a redemption price equal to 106.500% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings, subject to certain restrictions. Notwithstanding the foregoing, neither us nor any of our subsidiaries are permitted to make any purchase of, or otherwise effectively cancel or retire any Series A CCWH Senior Notes or Series B CCWH Senior Notes if, after giving effect thereto and, if applicable, any concurrent purchase of or other addition with respect to any Series B CCWH Senior Notes or Series A CCWH Senior Notes, as applicable, the ratio of (a) the outstanding aggregate principal amount of the Series A CCWH Senior Notes to (b) the outstanding aggregate principal amount of the Series B CCWH Senior Notes shall be greater than 0.25, subject to certain exceptions.

The Series A CCWH Senior Notes indenture and Series B CCWH Senior Notes indenture restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test.  In order to incur (i) additional indebtedness under this test, our debt to adjusted EBITDA ratios (as defined by the CCWH Senior Notes indentures) must be lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively, and (ii) additional indebtedness that is subordinated to the CCWH Senior Notes under this test, our debt to adjusted EBITDA ratios (as defined by the CCWH Senior Notes indentures) must be lower than 7.0:1 for total debt.  The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B CCWH Senior Notes indenture also permits us to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if our debt to adjusted EBITDA ratios (as defined by the CCWH Senior Notes indentures) are lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively. The Series A CCWH Senior Notes indenture does not limit our ability to pay dividends.  The Series B CCWH Senior Notes indenture contains certain exceptions that allow us to pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by us of amounts outstanding under the revolving promissory note issued by Clear Channel Communications to us.

Consolidated leverage ratio, defined as total debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 6.3:1 at March 31, 2013, and senior leverage ratio, defined as senior debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 3.5:1 at March 31, 2013.  As required by the definition of EBITDA in the CCWH Senior Notes indentures, our EBITDA for the preceding four quarters of $788.9 million is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense), net, plus share-based compensation, and is further adjusted for the following: (i) costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses; (iii) non-cash charges; and (iv) various other items.

The following table reflects a reconciliation of EBITDA (as defined by the CCWH Senior Notes indentures) to operating income and net cash provided by operating activities for the four quarters ended March 31, 2013:

Four Quarters Ended
(In Millions)	March 31, 2013
EBITDA (as defined by the CCWH Senior Notes indentures)	$788.9
Less adjustments to EBITDA (as defined by the CCWH Senior Notes indentures):
Cost incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees, and other permitted activities	(49.2)
Extraordinary, non-recurring or unusual gains or losses or expenses (as referenced in the definition of EBITDA in the CCWH Senior Notes indentures)	(41.8)
Non-cash charges	(11.2)
Other items	(7.8)
Less: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	(404.9)
Operating income	274.0
Plus: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	404.9
Less: Interest expense	(394.1)
Plus: Interest income on Due from Clear Channel Communications	59.7
Less: Current income tax benefit	(68.1)
Plus: Other income (expense), net	(0.8)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	19.4
Change in assets and liabilities, net of assets acquired and liabilities assumed	(2.0)
Net cash provided by operating activities	$293.0

Clear Channel Worldwide Holdings Senior Subordinated Notes

During 2012, CCWH issued $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B Subordinated Notes” and collectively with the Series A Subordinated Notes, the “Subordinated Notes”).  Interest on the Subordinated Notes is payable to the trustee weekly in arrears and to the noteholders on March 15 and September 15 of each year, beginning on September 15, 2012.

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

At any time prior to March 15, 2015, CCWH may redeem the Subordinated Notes, in whole or in part, at a price equal to 100% of the principal amount of the Subordinated Notes plus a “make-whole” premium, together with accrued and unpaid interest, if any, to the redemption date. CCWH may redeem the Subordinated Notes, in whole or in part, on or after March 15, 2015, at the redemption prices set forth in the applicable Subordinated Indenture plus accrued and unpaid interest to the redemption date. At any time on or before March 15, 2015, CCWH may elect to redeem up to 40% of the then outstanding aggregate principal amount of the Subordinated Notes at a redemption price equal to 107.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings. Notwithstanding the foregoing, neither us nor any of our subsidiaries are permitted to make any purchase of, or otherwise effectively cancel or retire any Series A Subordinated Notes or Series B Subordinated Notes if, after giving effect thereto and, if applicable, any concurrent purchase of or other addition with respect to any Series B Subordinated Notes or Series A Subordinated Notes, as applicable, the ratio of (a) the outstanding aggregate principal amount of the Series A Subordinated Notes to (b) the outstanding aggregate principal amount of the Series B Subordinated Notes shall be greater than 0.25, subject to certain exceptions.

We capitalized $40.0 million in fees and expenses associated with the Subordinated Notes offering and are amortizing them through interest expense over the life of the Subordinated Notes.

The Subordinated Indentures restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test.  In order to incur additional indebtedness under this test, our debt to adjusted EBITDA ratios (as defined by the CCWH Senior Notes indentures) must be lower than 7.0:1.  The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B Subordinated Notes Indenture also permits us to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if our debt to adjusted EBITDA ratios (as defined by the CCWH Senior Notes indentures) is lower than 7.0:1.  The Series A Subordinated Notes Indenture does not limit our ability to pay dividends.  The Series B Subordinated Notes Indenture contains certain exceptions that allow us to pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by us of amounts outstanding under the revolving promissory note issued by Clear Channel Communications to us.

Other Debt

Other debt consists primarily of loans with international banks.  At March 31, 2013, approximately $22.7 million was outstanding as other debt.

Clear Channel Communications’ Debt Covenants

The Clear Channel Communications’ senior secured credit facility contains a significant financial covenant which requires Clear Channel Communications to comply on a quarterly basis with a financial covenant limiting the ratio of its consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA (as defined by Clear Channel Communications’ senior secured credit facility) for the preceding four quarters (maximum of 9.5:1).  The financial covenant becomes more restrictive over time beginning in the second quarter of 2013.  In its Quarterly Report on Form 10-Q filed with the SEC on May 2, 2013, Clear Channel Communications stated that it was in compliance with this covenant as of March 31, 2013.

Commitments, Contingencies and Guarantees

We are currently involved in certain legal proceedings arising in the ordinary course of business and, as required, have accrued our estimate of the probable costs for resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated.  These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.  On April 12, 2013, the Los Angeles Superior Court ordered that CCOI and CBS turn off the electrical power to certain digital displays by the close of business on April 15, 2013. CCOI has complied with the order.  There could be a significant impact on our operations in Los Angeles if we are unable to secure modernization permits through legislation or repermitting.  Please refer to “Legal Proceedings” within Part II of this Quarterly Report on Form 10-Q.

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

Equity Price Risk

The carrying value of our available-for-sale equity securities is affected by changes in their quoted market prices.  It is estimated that a 20% change in the market prices of these securities would change their carrying value and our comprehensive income at March 31, 2013 by $0.1 million.

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported net losses of $30.0 million for the three months ended March 31, 2013.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have increased our net loss for the three months ended March 31, 2013 by $3.0 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three months ended March 31, 2013 would have decreased our net loss by a corresponding amount.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Stockholder Litigation

Two derivative lawsuits were filed in March 2012 in Delaware Chancery Court by our stockholders.  The consolidated lawsuits are captioned In re Clear Channel Outdoor Holdings, Inc. Derivative Litigation, Consolidated Case No. 7315-CS. The complaints name as defendants certain of Clear Channel Communications’ and our current and former directors and Clear Channel Communications, as well as Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P.  We also are named as a nominal defendant.  The complaints allege, among other things, that in December 2009 Clear Channel Communications breached fiduciary duties to us and our stockholders by allegedly requiring us to agree to amend the terms of a revolving promissory note payable by Clear Channel Communications to us to extend the maturity date of the note and to amend the interest rate payable on the note.  According to the complaints, the terms of the amended promissory note were unfair to us because, among other things, the interest rate was below market.  The complaints further allege that Clear Channel Communications was unjustly enriched as a result of that transaction.  The complaints also allege that the director defendants breached fiduciary duties to us in connection with that transaction and that the transaction constituted corporate waste.  On April 4, 2012, our board of directors formed a special litigation committee consisting of certain independent directors (the “SLC”) to review and investigate plaintiffs’ claims and determine the course of action that serves our best interests and the best interests of our stockholders.  On June 20, 2012, the SLC filed a motion to stay the lawsuits for six months while it completes its review and investigation.  In response, on June 27, 2012, plaintiffs filed a motion for an expedited trial, asking the Court to schedule a trial on the merits in October 2012. On July 23, 2012, the Court issued an order granting the motion to stay and denying the motion for an expedited trial.  On January 23, 2013, the SLC filed a motion to extend the stay for thirty days, and on January 24, 2013, the Court granted that motion, extending the stay for thirty days from the date of the order.  On March 28, 2013, to avoid the costs, disruption and distraction of further litigation, and without admitting the validity of any allegations made in the complaint, legal counsel for the defendants entered into a binding memorandum of understanding (the “MOU”) with legal counsel for the SLC and the plaintiffs to settle the litigation.  The MOU obligates the parties to use their best efforts to prepare a Stipulation of Settlement reflecting the terms of the MOU and present such Stipulation of Settlement to the Delaware Chancery Court for approval.  The MOU includes the following terms, among others:

•         We agree, not later than 30 calendar days following the approval of the settlement by the Delaware Court of Chancery, to (i) demand payment of $200 million outstanding under the Due from CCU Note and (ii) declare a dividend of $200 million that shall be paid simultaneously on the date the payment from the demand is to be made (approximately 11% of the proceeds from such dividend would be distributed to our public stockholders, and Clear Channel Communications, our indirect parent, would be entitled to approximately 89% of the proceeds from such dividend through its wholly-owned subsidiaries).

•         Clear Channel Communications and we agree to amend the interest rate applicable on the Due from CCU Note such that, in the event that (x) the outstanding balance of the Due from CCU Note exceeds $1.0 billion, the per annum rate of interest applicable to such excess balance will be an amount equal to the average yield-to-maturity for the series of CCU Legacy Notes (as defined below) that has the nearest future maturity date or (y) the Clear Channel Liquidity Ratio (as defined in the MOU) is less than 2.0x, the per annum rate of interest applicable to the entire outstanding balance of the Due from CCU Note will be an amount equal to the average yield-to-maturity for the series of CCU Legacy Notes that has the nearest future maturity date; provided, however, that, the interest rate will in no event be less than 6.5% nor greater than 20%.  CCU Legacy Notes is defined as Clear Channel Communications’ 5.5% Senior Notes Due 2014, 4.9% Senior Notes Due 2015, 5.5% Senior Notes Due 2016 and 6.875% Senior Debentures Due 2018, excluding any series of notes that has a maturity date less than 90 calendar days from the date of measurement.

•         We agree to establish a committee of the Board (the “Committee”), composed of all of our then-serving independent and disinterested directors, for the specific purpose of monitoring the Due from CCU Note.  The Committee will be provided reports on a monthly basis, have access to independent legal and financial advisors, and will have the non-exclusive authority pursuant to a committee charter, if the Committee so desires and believes it to be in the best interests of our stockholders, to demand payments under the Due from CCU Note under certain specified circumstances  tied to Clear Channel Communications’ liquidity or the balance of the Due from CCU Note (i.e., the Committee shall not be required to demand payment, but rather shall have the optional authority to do so under certain circumstances); provided that (a) the Committee provides no fewer than twenty (20) and no more than thirty (30) calendar days’ notice that it is exercising its power and authority to make a demand for payment; (b) we have the right and ability to declare a dividend equal to the amount so demanded; and (c) the Committee simultaneously declares a dividend equal to the amount so demanded, to be paid simultaneously with the amount paid pursuant to the demand.

The Stipulation of Settlement has not yet been finalized and is subject to approval by the Delaware Court of Chancery.  Accordingly, unless and until we receive such approval, no assurance can be provided that we will be able to resolve the outstanding litigation as contemplated by the MOU.  We filed the MOU with the SEC as an exhibit to our Current Report on Form 8-K filed on April 3, 2013.

Los Angeles Litigation

In 2008, Summit Media, LLC, one of our competitors, sued the City of Los Angeles, Clear Channel Outdoor, Inc. and CBS Outdoor in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties. Pursuant to the settlement agreement, Clear Channel Outdoor, Inc. had taken down existing billboards and converted 83 existing signs from static displays to digital displays pursuant to modernization permits issued through an administrative process of the City. The Los Angeles Superior Court ruled in January 2010 that the settlement agreement constituted an ultra vires act of the City and nullified its existence, but did not invalidate the modernization permits issued to Clear Channel Outdoor, Inc. and CBS. All parties appealed the ruling by the Los Angeles Superior Court to Court of Appeal for the State of California, Second Appellate District, Division 8. On December 10, 2012, the Court of Appeal issued an order upholding the Superior Court’s finding that the settlement agreement was ultra vires and remanding the case to the Superior Court for the purpose of invalidating the modernization permits issued to Clear Channel Outdoor, Inc. and CBS for the digital displays that were the subject of the settlement agreement.  On January 22, 2013, Clear Channel Outdoor, Inc. filed a petition with the California Supreme Court requesting its review of the matter, and the Supreme Court denied that petition on February 27, 2013.  On April 12, 2013, the Los Angeles Superior Court invalidated 82 digital modernization permits issued to Clear Channel Outdoor, Inc. and 13 issued to CBS and ordered that the companies turn off the electrical power to affected digital displays by the close of business on April 15, 2013.  Clear Channel Outdoor, Inc. has complied with the order.  On April 16, 2013, the Court conducted further proceedings during which it held that it was not invalidating two additional digital modernization permits that Clear Channel Outdoor, Inc. had secured through a special zoning plan and confirmed that its April 12 order invalidated only digital modernization permits – not other types of permits the companies may have secured for the signs at issue.

Item 1A.  Risk Factors

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012.  There have not been any material changes in the risk factors disclosed in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases made during the quarter ended March 31, 2013 by or on behalf of the Company or an affiliated purchaser of shares of our Class A common stock registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	-	-	-	-	(1)
February 1 through February 28	-	-	-	-	(1)
March 1 through March 31	-	-	-	-	(1)
Total	-	-	-	$82,934,423	(1)

(1)        On August 9, 2010, Clear Channel Communications, the Company’s indirect parent entity, announced that its board of directors approved a stock purchase program under which Clear Channel Communications or its subsidiaries may purchase up to an aggregate of $100 million of the Class A common stock of the Company and/or the Class A common stock of CC Media Holdings, the indirect parent entity of Clear Channel Communications.  No shares of the Company’s Class A common stock or CC Media Holdings’ Class A common stock were purchased under the stock purchase program during the quarter ended March 31, 2013.  During 2011, a subsidiary of Clear Channel Communications purchased $16,372,690 of the Class A common stock of the Company (1,553,971 shares) in open market purchases.  During 2012, a subsidiary of Clear Channel Communications purchased $692,887 of the Class A common stock of CC Media Holdings (111,291 shares) under the stock purchase program.  As a result of these purchases of shares of the Class A common stock of CC Media Holdings and the Class A common stock of the Company, an aggregate of $82,934,423 remains available under the stock purchase program to purchase the Class A common stock of CC Media Holdings and/or the Class A common stock of the Company.  The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at Clear Channel Communications’ discretion.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1

Employment Agreement, effective as of January 1, 2013, between Clear Channel Outdoor, Inc. and Suzanne M. Grimes (incorporated by reference to Exhibit 10.42 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.2

Form of Restricted Stock Unit Agreement under the Clear Channel Outdoor Holdings, Inc. 2012 Stock Incentive Plan, dated January 1, 2013, between Suzanne M. Grimes and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.50 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.3

Memorandum of Understanding, dated as of March 28, 2013, among legal counsel for Clear Channel Communications, Inc. and the other named defendants, the special litigation committee of the board of directors of Clear Channel Outdoor Holdings, Inc. and the plaintiffs (incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on April 3, 2013).

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

May 2, 2013                                                        /s/ SCOTT D. HAMILTON

                                                                                                Scott D. Hamilton

                                                                                                Senior Vice President, Chief Accounting Officer and

                                                                                                Assistant Secretary