Form 10-Q
period 2013-06-30
Clear Channel Outdoor Holdings, Inc.
filed 2013-08-01
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                               Class                                                                                                      Outstanding at July 25, 2013

  - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -                                                                    - - - - - - - - - - - - - - - - - - - - - - - - - -

  Class A Common Stock, $.01 par value                                                                                         42,856,475

  Class B Common Stock, $.01 par value                                                                                        315,000,000

1

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	June 30,
	2013	December 31,
	(Unaudited)	2012
CURRENT ASSETS
Cash and cash equivalents	$398,705	$561,979
Accounts receivable, net	695,573	743,112
Prepaid expenses	144,075	151,597
Other current assets	69,822	52,658
Total Current Assets	1,308,175	1,509,346
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,803,374	1,890,693
Other property, plant and equipment, net	294,973	317,051
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles	1,069,836	1,070,720
Other intangibles, net	514,216	557,478
Goodwill	850,838	862,248
OTHER ASSETS
Due from Clear Channel Communications	850,814	729,157
Other assets	159,142	169,089
Total Assets	$6,851,368	$7,105,782

CURRENT LIABILITIES
Accounts payable	$70,394	$95,515
Accrued expenses	489,446	538,499
Deferred income	117,896	107,034
Other current liabilities	-	60,950
Current portion of long-term debt	4,255	9,407
Total Current Liabilities	681,991	811,405
Long-term debt	4,933,801	4,935,388
Deferred tax liability	643,582	673,068
Other long-term liabilities	253,771	239,832
Commitments and contingent liabilities (Note 6)
SHAREHOLDERS’ EQUITY
Noncontrolling interest	242,220	247,934
Class A common stock	430	424
Class B common stock	3,150	3,150
Additional paid-in capital	4,524,968	4,522,668
Accumulated deficit	(4,179,885)	(4,114,515)
Accumulated other comprehensive loss	(251,687)	(212,599)
Cost of shares held in treasury	(973)	(973)
Total Shareholders’ Equity	338,223	446,089
Total Liabilities and Shareholders’ Equity	$6,851,368	$7,105,782

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$766,871	$761,326	$1,417,081	$1,412,609
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	399,558	405,314	785,749	797,032
Selling, general and administrative expenses (excludes depreciation and amortization)	133,020	131,752	272,581	284,095
Corporate expenses (excludes depreciation and amortization)	33,892	29,952	61,716	57,403
Depreciation and amortization	97,566	99,668	197,893	192,005
Other operating income, net	3,697	2,746	5,800	6,749
Operating income	106,532	97,386	104,942	88,823
Interest expense	88,063	102,953	176,156	170,784
Interest income on Due from Clear Channel Communications	12,496	16,089	24,416	32,069
Equity in earnings (loss) of nonconsolidated affiliates	169	(157)	(316)	264
Other expense, net	(310)	(1,631)	(1,217)	(2,125)
Income (loss) before income taxes	30,824	8,734	(48,331)	(51,753)
Income tax benefit (expense)	(12,094)	(8,082)	(7,088)	7,212
Consolidated net income (loss)	18,730	652	(55,419)	(44,541)
Less amount attributable to noncontrolling interest	9,822	8,768	9,951	7,445
Net income (loss) attributable to the Company	$8,908	$(8,116)	$(65,370)	$(51,986)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(21,111)	(38,343)	(45,136)	(4,832)
Unrealized (loss) gain on marketable securities	241	(279)	216	10
Other adjustments to comprehensive loss	-	91	(998)	154
Other comprehensive loss	(20,870)	(38,531)	(45,918)	(4,668)
Comprehensive loss	(11,962)	(46,647)	(111,288)	(56,654)
Less amount attributable to noncontrolling interest	(6,737)	(1,546)	(6,830)	(1,735)
Comprehensive loss attributable to the Company	$(5,225)	$(45,101)	$(104,458)	$(54,919)

Net income (loss) attributable to the Company per common share:
Basic	$0.02	$(0.02)	$(0.19)	$(0.17)
Weighted average common shares outstanding – Basic	357,501	356,944	357,427	356,655

Diluted	$0.02	$(0.02)	$(0.19)	$(0.17)
Weighted average common shares outstanding – Diluted	358,766	356,944	357,427	356,655

Dividends declared per share	$-	$-	$-	$6.08

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Consolidated net loss	$(55,419)	$(44,541)
Reconciling items:
Depreciation and amortization	197,893	192,005
Deferred taxes	(29,491)	(24,184)
Provision for doubtful accounts	3,459	2,906
Share-based compensation	3,995	5,356
Gain on sale of operating assets	(5,800)	(6,749)
Amortization of deferred financing charges and note discounts, net	4,261	5,285
Other reconciling items, net	1,236	1,404
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	33,199	4,964
Increase in deferred income	13,463	56,511
Decrease in accrued expenses	(43,399)	(20,576)
Decrease in accounts payable	(23,251)	(16,275)
Changes in other operating assets and liabilities	3,729	4,084
Net cash provided by operating activities	103,875	160,190
Cash flows from investing activities:
Purchases of property, plant and equipment	(80,105)	(130,796)
Purchases of other operating assets	(480)	(9,830)
Proceeds from disposal of assets	9,586	7,195
Change in other, net	(585)	(3,425)
Net cash used for investing activities	(71,584)	(136,856)
Cash flows from financing activities:
Draws on credit facilities	637	4,361
Payments on credit facilities	(1,344)	(1,962)
Proceeds from long-term debt	-	2,200,000
Payments on long-term debt	(4,788)	(6,262)
Payments to repurchase noncontrolling interests	(61,143)	(7,040)
Net transfers to Clear Channel Communications	(121,662)	(56,279)
Deferred financing charges	152	(40,002)
Dividends paid	-	(2,170,396)
Change in other, net	(3,598)	5,162
Net cash used for financing activities	(191,746)	(72,418)
Effect of exchange rate changes on cash	(3,819)	(2,243)
Net decrease in cash and cash equivalents	(163,274)	(51,327)
Cash and cash equivalents at beginning of period	561,979	542,655
Cash and cash equivalents at end of period	$398,705	$491,328

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at June 30, 2013 and December 31, 2012, respectively:

(In thousands)	June 30, 2013	December 31, 2012
Land, buildings and improvements	$208,375	$210,382
Structures	2,957,774	2,949,458
Furniture and other equipment	136,792	134,389
Construction in progress	64,876	76,299
	3,367,817	3,370,528
Less: accumulated depreciation	1,269,470	1,162,784
Property, plant and equipment, net	$2,098,347	$2,207,744

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

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets at June 30, 2013 and December 31, 2012, respectively:

(In thousands)	June 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other contractual rights	$765,008	$(425,788)	$785,303	$(403,955)
Permanent easements	173,859	-	173,374	-
Other	3,166	(2,029)	4,283	(1,527)
Total	$942,033	$(427,817)	$962,960	$(405,482)

Total amortization expense related to definite-lived intangible assets for the three months ended June 30, 2013 and 2012 was $17.4 million and $19.8 million, respectively.  Total amortization expense related to definite-lived intangible assets for the six months ended June 30, 2013 and 2012 was $36.0 million and $37.1 million, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets.

(In thousands)
2014	$61,085
2015	51,527
2016	40,032
2017	29,344
2018	21,285

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments.

(In thousands)	Americas	International	Total
Balance as of December 31, 2011	$571,932	$285,261	$857,193
Foreign currency	-	7,784	7,784
Dispositions	-	(2,729)	(2,729)
Balance as of December 31, 2012	571,932	290,316	862,248
Foreign currency	-	(11,410)	(11,410)
Dispositions	-	-	-
Balance as of June 30, 2013	$571,932	$278,906	$850,838

NOTE 3 – LONG-TERM DEBT

Long-term debt at June 30, 2013 and December 31, 2012, respectively, consisted of the following:

(In thousands)	June 30, 2013	December 31, 2012
Clear Channel Worldwide Holdings Senior Notes:
6.5% Series A Senior Notes Due 2022	$735,750	$735,750
6.5% Series B Senior Notes Due 2022	1,989,250	1,989,250
Clear Channel Worldwide Holdings Senior Subordinated Notes:
7.625% Series A Senior Subordinated Notes Due 2020	275,000	275,000
7.625% Series B Senior Subordinated Notes Due 2020	1,925,000	1,925,000
Other debt	20,088	27,093
Original issue discount	(7,032)	(7,298)
Total debt	4,938,056	4,944,795
Less: current portion	4,255	9,407
Total long-term debt	$4,933,801	$4,935,388

The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.1 billion at each of June 30, 2013 and December 31, 2012. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 2.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4 – SUPPLEMENTAL DISCLOSURES

Income Tax Benefit (Expense)

The Company’s income tax benefit (expenses) for the three and six months ended June 30, 2013 and 2012, respectively, consisted of the following components:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Current tax expense	$(18,550)	$(16,785)	$(36,579)	$(16,972)
Deferred tax benefit	6,456	8,703	29,491	24,184
Income tax benefit (expense)	$(12,094)	$(8,082)	$(7,088)	$7,212

The effective tax rate is the provision for income taxes as a percent of income before income taxes.  The effective tax rates for the three and six months ended June 30, 2013 were 39.2% and (14.7)%, respectively. The effective rate was primarily impacted by the Company’s inability to record tax benefits on tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years.

The effective tax rates for the three and six months ended June 30, 2012 were 92.5% and 13.9%, respectively.  The 2012 effective tax rates were primarily impacted by tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future periods.

Supplemental Cash Flow Information

During the six months ended June 30, 2013 and 2012, cash paid for interest and income taxes, net of income tax refunds of $1.2 million and $0.6 million, respectively, was as follows:

(In thousands)	Six Months Ended June 30,
	2013	2012
Interest	$174,401	$166,280
Income taxes	24,712	34,279

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

The cost, unrealized holding gains or losses, and fair value of the Company’s investments at June 30, 2013 and December 31, 2012 are as follows:

(In thousands)	June 30, 2013	December 31, 2012
Cost	$598	$609
Gross unrealized losses	-	-
Gross unrealized gains	298	81
Fair value	$896	$690

NOTE 6 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

Stockholder Litigation

Two derivative lawsuits were filed in March 2012 in Delaware Chancery Court by stockholders of the Company.  The consolidated lawsuits are captioned In re Clear Channel Outdoor Holdings, Inc. Derivative Litigation, Consolidated Case No. 7315-CS. The complaints name as defendants certain of Clear Channel Communications’ and the Company’s current and former directors and Clear Channel Communications, as well as Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P.  The Company also is named as a nominal defendant.  The complaints allege, among other things, that in December 2009 Clear Channel Communications breached fiduciary duties to the Company and its stockholders by allegedly requiring the Company to agree to amend the terms of a revolving promissory note payable by Clear Channel Communications to the Company (the “Due from CCU Note”) to extend the maturity date of the note and to amend the interest rate payable on the note.  According to the complaints, the terms of the amended Due from CCU Note were unfair to the Company because, among other things, the interest rate was below market.  The complaints further allege that Clear Channel Communications was unjustly enriched as a result of that transaction.  The complaints also allege that the director defendants breached fiduciary duties to the Company in connection with that transaction and that the transaction constituted corporate waste.  On April 4, 2012, the board of directors of the Company formed a special litigation committee consisting of certain independent directors (the “SLC”) to review and investigate plaintiffs’ claims and determine the course of action that serves the Company’s best interests and the best interests of the Company’s stockholders.  On March 28, 2013, to avoid the costs, disruption and distraction of further litigation, and without admitting the validity of any allegations made in the complaint, legal counsel for the defendants entered into a binding memorandum of understanding (the “MOU”) with legal counsel for the SLC and the plaintiffs to settle the litigation.  The MOU obligated the parties to use their best efforts to prepare a Stipulation of Settlement (the “Stipulation of Settlement”) reflecting the terms of the MOU and present such Stipulation of Settlement to the Delaware Chancery Court for approval.

On July 8, 2013, the parties executed the Stipulation of Settlement, on terms consistent with the MOU, and presented the Stipulation of Settlement to the Delaware Chancery Court for approval. The Stipulation of Settlement includes the following terms, among others:

•         The Company agrees, not later than 10 calendar days after final court approval of the settlement, to (i) notify Clear Channel Communications of its intent to make a demand for repayment of $200 million outstanding under the Due from CCU Note 20 calendar days thereafter (or if that day is not a business day, then the next business day thereafter), and (ii) declare a dividend to be paid the same business day that such demand is made, conditioned on Clear Channel Communications having satisfied such demand. On the 20th calendar day after providing such notice to Clear Channel (or if that day is not a business day, then the next business day thereafter), the Company will demand repayment of $200 million outstanding under the Due from CCU Note. Clear Channel Communications agrees to satisfy the demand the same day it is made.

•         Clear Channel Communications and the Company agree to amend the interest rate applicable on the Due from CCU Note such that, in the event that (x) the outstanding balance of the note exceeds $1.0 billion, the per annum rate of interest applicable to such excess balance (i.e., the amount that exceeds $1.0 billion) will be (only for so long as the outstanding balance due under the Note exceeds $1.0 billion) an amount equal to the Average Yield-to-Maturity (as defined in the Stipulation of Settlement) for the series of Clear Channel Reference Notes (as defined below) that has the nearest future maturity date or (y) the Clear Channel Liquidity Ratio (as defined in the Stipulation of Settlement) is less than 2.0x, the per annum rate of interest applicable to the entire balance outstanding under the Due from CCU Note will be (only for so long as the Clear Channel Liquidity Ratio is less than 2.0x) an amount equal to the Average Yield-to-Maturity for the series of the Clear Channel Reference Notes that has the nearest future maturity date.  Clear Channel Reference Notes is defined as Clear Channel Communications’ 5.5% Senior Notes due 2014, 4.9% Senior Notes due 2015, 5.5% Senior Notes due 2016 and 6.875% Senior Debentures due 2018.  If no series of Clear Channel Reference Notes that has a maturity date of 90 days or more from the date of measurement continues in existence on the date of measurement,

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Average Yield-to-Maturity shall be calculated in the manner described in the preceding sentences, except that the publicly traded Clear Channel Communications unsecured debt that has the nearest maturity date of 90 days or more from the date of measurement shall be substituted for the Clear Channel Reference Notes. The Average Yield-to-Maturity shall in no event be less than 6.5%, nor greater than 20%.

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

•         The defendants agree to take no position on the amount of an award of attorneys’ fees and expenses that may be sought by counsel for the plaintiffs, as long as the amount is no more than $6 million.

On July 9, 2013, the Delaware Chancery Court scheduled a Settlement Hearing, which will be held on September 9, 2013 in the Delaware Chancery Court, for the purposes of determining, among other things, whether the settlement is fair, reasonable, adequate, and in the Company’s best interests and in the best interests of the Company’s stockholders. Unless and until the Company receives approval of the settlement from the Delaware Chancery Court, no assurance can be provided that the Company will be able to resolve the outstanding litigation as contemplated by the Stipulation of Settlement.  The Company filed the Stipulation of Settlement with the SEC as an exhibit to its Current Reports on Form 8-K filed on July 9, 2013 and July 19, 2013.

Los Angeles Litigation

In 2008, Summit Media, LLC, one of the Company’s competitors, sued the City of Los Angeles, Clear Channel Outdoor, Inc. and CBS Outdoor in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties. Pursuant to the settlement agreement, Clear Channel Outdoor, Inc. had taken down existing billboards and converted 83 existing signs from static displays to digital displays pursuant to modernization permits issued through an administrative process of the City. The Los Angeles Superior Court ruled in January 2010 that the settlement agreement constituted an ultra vires act of the City and nullified its existence, but did not invalidate the modernization permits issued to Clear Channel Outdoor, Inc. and CBS. All parties appealed the ruling by the Los Angeles Superior Court to Court of Appeal for the State of California, Second Appellate District, Division 8. On December 10, 2012, the Court of Appeal issued an order upholding the Superior Court’s finding that the settlement agreement was ultra vires and remanding the case to the Superior Court for the purpose of invalidating the modernization permits issued to Clear Channel Outdoor, Inc. and CBS for the digital displays that were the subject of the settlement agreement.  On January 22, 2013, Clear Channel Outdoor, Inc. filed a petition with the California Supreme Court requesting its review of the matter, and the Supreme Court denied that petition on February 27, 2013.  On April 12, 2013, the Los Angeles Superior Court invalidated 82 digital modernization permits issued to Clear Channel Outdoor, Inc. and 13 issued to CBS and ordered that the companies turn off the electrical power to affected digital displays by the close of business on April 15, 2013.  Clear Channel Outdoor, Inc. has complied with the order.  On April 16, 2013, the Court conducted further proceedings during which it held that it was not invalidating two additional digital modernization permits that Clear Channel Outdoor, Inc. had secured through a special zoning plan and confirmed that its April 12 order invalidated only digital modernization permits – no other types of permits the companies may have secured for the signs at issue. Summit Media, LLC has filed a further motion requesting that the Court order the demolition of the 82 sign structures on which the now-invalidated digital signs operated.  The motion is scheduled to be heard on September 16, 2013.

Guarantees

As of June 30, 2013, the Company had $59.5 million in letters of credit outstanding, of which $57.2 million of letters of credit were cash secured. Additionally, as of June 30, 2013, Clear Channel Communications had outstanding commercial standby letters of credit and surety bonds of $18.1 million and $48.8 million, respectively, held on behalf of the Company. These letters of credit and surety bonds relate to various operational matters, including insurance, bid and performance bonds, as well as other items. Letters of credit in

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

the amount of $5.0 million are collateral in support of surety bonds and these amounts would only be drawn under the letter of credit in the event the associated surety bonds were funded and the Company did not honor its reimbursement obligation to the issuers.

In addition, as of June 30, 2013, the Company had outstanding bank guarantees of $50.9 million related to international subsidiaries, of which $12.0 million were backed by cash collateral.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company records net amounts due to or from Clear Channel Communications as “Due from/to Clear Channel Communications” on the condensed consolidated balance sheets.  The accounts represent the revolving promissory note issued by the Company to Clear Channel Communications and the Due from CCU Note, in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances.  The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand or when they mature on December 15, 2017.

Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications.  As a part of these services, the Company maintains collection bank accounts swept daily into accounts of Clear Channel Communications (after satisfying the funding requirements of the Trustee Accounts under the Clear Channel Worldwide Holdings, Inc. (“CCWH”) senior notes and the CCWH Subordinated Notes).  In return, Clear Channel Communications funds the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment.  The Company’s claim in relation to cash transferred from its concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account.  At June 30, 2013 and December 31, 2012, the asset recorded in “Due from Clear Channel Communications” on the condensed consolidated balance sheets was $850.8 million and $729.2 million, respectively.

The net interest income for the three months ended June 30, 2013 and 2012 was $12.5 million and $16.1 million, respectively.  The net interest income for the six months ended June 30, 2013 and 2012 was $24.4 million and $32.1 million, respectively.  At June 30, 2013 and December 31, 2012, the fixed interest rate on the “Due from Clear Channel Communications” account was 6.5%, which is equal to the fixed interest rate on the CCWH senior notes.

The Company provides advertising space on its billboards for radio stations owned by Clear Channel Communications.  For the three months ended June 30, 2013 and 2012, the Company recorded $0.1 million and $0.2 million, respectively, in revenue for these advertisements. For the six months ended June 30, 2013 and 2012, the Company recorded $0.2 million and $0.6 million, respectively, in revenue for these advertisements.

Under the Corporate Services Agreement between Clear Channel Communications and the Company, Clear Channel Communications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) certain executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services.  These services are charged to the Company based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis.  For the three months ended June 30, 2013 and 2012, the Company recorded $9.3 million and $8.5 million, respectively, as a component of corporate expenses for these services.  For the six months ended June 30, 2013 and 2012, the Company recorded $18.7 million and $15.1 million, respectively, as a component of corporate expenses for these services.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Pursuant to the Employee Matters Agreement, the Company’s employees participate in Clear Channel Communications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan.  These costs are recorded as a component of selling, general and administrative expenses and were approximately $2.7 million and $2.9 million for the three months ended June 30, 2013 and 2012, respectively.  For the six months ended June 30, 2013 and 2012, the Company recorded approximately $5.4 million and $5.7 million, respectively, as a component of selling, general and administrative expenses for these services.

NOTE 8 – EQUITY AND COMPREHENSIVE LOSS

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity.  The following table shows the changes in equity attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2013	$198,155	$247,934	$446,089
Net income (loss)	(65,370)	9,951	(55,419)
Foreign currency translation adjustments	(38,306)	(6,830)	(45,136)
Unrealized holding gain on marketable securities	216	-	216
Other adjustments to comprehensive loss	(998)	-	(998)
Other, net	2,306	(8,835)	(6,529)
Balances at June 30, 2013	$96,003	$242,220	$338,223

Balances at January 1, 2012	$2,508,697	$231,530	2,740,227
Net income (loss)	(51,986)	7,445	(44,541)
Dividend	(2,170,396)	-	(2,170,396)
Foreign currency translation adjustments	(3,097)	(1,735)	(4,832)
Unrealized holding gain on marketable securities	10	-	10
Other adjustments to comprehensive loss	154	-	154
Other, net	3,581	(1,795)	1,786
Balances at June 30, 2012	$286,963	$235,445	$522,408

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 9 – SEGMENT DATA

The Company has two reportable segments, which it believes best reflect how the Company is currently managed – Americas and International.  The Americas segment consists of operations primarily in the United States and Canada, and the International segment primarily includes operations in Europe, Asia, Australia and Latin America.  The Americas and International display inventory consists primarily of billboards, street furniture displays and transit displays.  Corporate includes infrastructure and support including information technology, human resources, legal, finance and administrative functions of each of the Company’s reportable segments, as well as overall executive, administrative and support functions.  Share-based payments are recorded in corporate expenses.

The following table presents the Company’s reportable segment results for the three and six months ended June 30, 2013 and 2012:

(In thousands)			Corporate and other
	Americas	International	reconciling items	Consolidated
Three months ended June 30, 2013
Revenue	$335,025	$431,846	$-	$766,871
Direct operating expenses	141,813	257,745	-	399,558
Selling, general and administrative expenses	55,121	77,899	-	133,020
Depreciation and amortization	47,041	49,930	595	97,566
Corporate expenses	-	-	33,892	33,892
Other operating income, net	-	-	3,697	3,697
Operating income (loss)	$91,050	$46,272	$(30,790)	$106,532

Capital expenditures	$16,756	$22,792	$1,116	$40,664
Share-based compensation expense	$-	$-	$2,334	$2,334

Three months ended June 30, 2012
Revenue	$320,678	$440,648	$-	$761,326
Direct operating expenses	142,267	263,047	-	405,314
Selling, general and administrative expenses	44,377	87,375	-	131,752
Depreciation and amortization	48,567	50,710	391	99,668
Corporate expenses	-	-	29,952	29,952
Other operating income, net	-	-	2,746	2,746
Operating income (loss)	$85,467	$39,516	$(27,597)	$97,386

Capital expenditures	$33,780	$39,247	$1,779	$74,806
Share-based compensation expense	$-	$-	$2,154	$2,154

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)			Corporate and other
	Americas	International	reconciling items	Consolidated
Six Months Ended June 30, 2013
Revenue	$621,486	$795,595	$-	$1,417,081
Direct operating expenses	278,704	507,045	-	785,749
Selling, general and administrative expenses	109,493	163,088	-	272,581
Depreciation and amortization	95,726	100,923	1,244	197,893
Corporate expenses	-	-	61,716	61,716
Other operating income, net	-	-	5,800	5,800
Operating income (loss)	$137,563	$24,539	$(57,160)	$104,942

Capital expenditures	$29,651	$48,700	$1,754	$80,105
Share-based compensation expense	$-	$-	$3,995	$3,995

Six Months Ended June 30, 2012
Revenue	$600,829	$811,780	$-	$1,412,609
Direct operating expenses	285,268	511,764	-	797,032
Selling, general and administrative expenses	96,433	187,662	-	284,095
Depreciation and amortization	91,525	99,745	735	192,005
Corporate expenses	-	-	57,403	57,403
Other operating income, net	-	-	6,749	6,749
Operating income (loss)	$127,603	$12,609	$(51,389)	$88,823

Capital expenditures	$59,116	$66,909	$4,771	$130,796
Share-based compensation expense	$-	$-	$5,356	$5,356

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

(In thousands)	As of June 30, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$133,580	$-	$1,386	$263,739	$-	$398,705
Accounts receivable, net of allowance	-	-	226,556	469,017	-	695,573
Intercompany receivables	-	72,786	1,418,889	-	(1,491,675)	-
Prepaid expenses	1,315	-	68,319	74,441	-	144,075
Other current assets	5	6,850	10,846	52,121	-	69,822
Total Current Assets	134,900	79,636	1,725,996	859,318	(1,491,675)	1,308,175
Structures, net	-	-	1,184,812	618,562	-	1,803,374
Other property, plant and equipment, net	-	-	160,430	134,543	-	294,973
Indefinite-lived intangibles	-	-	1,055,168	14,668	-	1,069,836
Other intangibles, net	-	-	349,153	165,063	-	514,216
Goodwill	-	-	571,932	278,906	-	850,838
Due from Clear Channel Communications	850,814	-	-	-	-	850,814
Intercompany notes receivable	182,026	5,114,263	-	-	(5,296,289)	-
Other assets	353,051	831,395	1,337,828	58,217	(2,421,349)	159,142
Total Assets	$1,520,791	$6,025,294	$6,385,319	$2,129,277	$(9,209,313)	$6,851,368

Accounts payable	$-	$-	$3,513	$66,881	$-	$70,394
Intercompany payable	1,415,964	-	72,786	2,925	(1,491,675)	-
Accrued expenses	134	(1,724)	102,099	388,937	-	489,446
Deferred income	-	-	43,293	74,603	-	117,896
Other current liabilities	-	-	-	-	-	-
Current portion of long-term debt	-	-	44	4,211	-	4,255
Total Current Liabilities	1,416,098	(1,724)	221,735	537,557	(1,491,675)	681,991
Long-term debt	-	4,917,968	1,159	14,674	-	4,933,801
Intercompany notes payable	-	-	5,034,489	261,800	(5,296,289)	-
Deferred tax liability	226	85	627,061	16,210	-	643,582
Other long-term liabilities	-	-	147,763	106,008	-	253,771
Total shareholders' equity	104,467	1,108,965	353,112	1,193,028	(2,421,349)	338,223
Total Liabilities and Shareholders' Equity	$1,520,791	$6,025,294	$6,385,319	$2,129,277	$(9,209,313)	$6,851,368

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	As of December 31, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$207,411	$-	$-	$359,361	$(4,793)	$561,979
Accounts receivable, net of allowance	-	-	258,727	484,385	-	743,112
Intercompany receivables	-	-	1,407,392	-	(1,407,392)	-
Prepaid expenses	2,109	-	70,822	78,666	-	151,597
Other current assets	9	6,850	4,231	41,568	-	52,658
Total Current Assets	209,529	6,850	1,741,172	963,980	(1,412,185)	1,509,346
Structures, net	-	-	1,231,465	659,228	-	1,890,693
Other property, plant and equipment, net	-	-	170,741	146,310	-	317,051
Indefinite-lived intangibles	-	-	1,055,168	15,552	-	1,070,720
Other intangibles, net	-	-	359,460	198,018	-	557,478
Goodwill	-	-	571,933	290,315	-	862,248
Due from Clear Channel Communications	729,157	-	-	-	-	729,157
Intercompany notes receivable	182,026	5,129,823	-	-	(5,311,849)	-
Other assets	457,872	883,895	1,389,289	62,271	(2,624,238)	169,089
Total Assets	$1,578,584	$6,020,568	$6,519,228	$2,335,674	$(9,348,272)	$7,105,782

Accounts payable	$-	$-	$13,891	$86,417	$(4,793)	$95,515
Intercompany payable	1,373,828	15,730	-	17,834	(1,407,392)	-
Accrued expenses	394	(73,766)	173,024	438,847	-	538,499
Deferred income	-	-	50,153	56,881	-	107,034
Other current liabilities	-	-	-	60,950	-	60,950
Current portion of long-term debt	-	-	41	9,366	-	9,407
Total Current Liabilities	1,374,222	(58,036)	237,109	670,295	(1,412,185)	811,405
Long-term debt	-	4,917,702	1,182	16,504	-	4,935,388
Intercompany notes payable	6,042	-	5,036,422	269,385	(5,311,849)	-
Deferred tax liability	226	85	644,521	28,236	-	673,068
Other long-term liabilities	-	-	142,061	97,771	-	239,832
Total shareholders' equity	198,094	1,160,817	457,933	1,253,483	(2,624,238)	446,089
Total Liabilities and Shareholders' Equity	$1,578,584	$6,020,568	$6,519,228	$2,335,674	$(9,348,272)	$7,105,782

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended June 30, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$311,421	$455,450	$-	$766,871
Operating expenses:
Direct operating expenses	-	-	126,759	272,799	-	399,558
Selling, general and administrative expenses	-	-	51,017	82,003	-	133,020
Corporate expenses	3,266	-	17,189	13,437	-	33,892
Depreciation and amortization	-	-	46,531	51,035	-	97,566
Other operating income (expense), net	(120)	-	2,777	1,040	-	3,697
Operating income (loss)	(3,386)	-	72,702	37,216	-	106,532
Interest (income) expense, net	(40)	88,066	356	(319)	-	88,063
Interest income on Due from Clear Channel Communications	12,496	-	-	-	-	12,496
Intercompany interest income	3,808	85,140	12,496	(37)	(101,407)	-
Intercompany interest expense	12,601	-	88,829	(23)	(101,407)	-
Equity in earnings (loss) of nonconsolidated affiliates	8,687	17,802	19,300	(293)	(45,327)	169
Other income (expense), net	-	-	(5,573)	5,263	-	(310)
Income before income taxes	9,044	14,876	9,740	42,491	(45,327)	30,824
Income tax benefit (expense)	(136)	1,953	(1,053)	(12,858)	-	(12,094)
Consolidated net income	8,908	16,829	8,687	29,633	(45,327)	18,730
Less amount attributable to noncontrolling interest	-	-	-	9,822	-	9,822
Net income attributable to the Company	$8,908	$16,829	$8,687	$19,811	$(45,327)	$8,908
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	283	-	(7,637)	(13,757)	-	(21,111)
Unrealized gain on marketable securities	-	-	-	241	-	241
Equity in subsidiary comprehensive loss	(14,416)	(7,400)	(6,924)	-	28,740	-
Comprehensive income (loss)	(5,225)	9,429	(5,874)	6,295	(16,587)	(11,962)
Less amount attributable to noncontrolling interest	-	-	(145)	(6,592)	-	(6,737)
Comprehensive income (loss) attributable to the Company	$(5,225)	$9,429	$(5,729)	$12,887	$(16,587)	$(5,225)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended June 30, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$299,004	$462,322	$-	$761,326
Operating expenses:
Direct operating expenses	-	-	127,463	277,851	-	405,314
Selling, general and administrative expenses	-	-	40,885	90,867	-	131,752
Corporate expenses	3,575	-	15,484	10,893	-	29,952
Depreciation and amortization	-	-	47,959	51,709	-	99,668
Other operating income, net	(126)	-	3,215	(343)	-	2,746
Operating income (loss)	(3,701)	-	70,428	30,659	-	97,386
Interest (income) expense, net	(103)	100,780	2,291	(15)	-	102,953
Interest income on Due from Clear Channel Communications	16,089	-	-	-	-	16,089
Intercompany interest income	3,603	99,355	16,089	175	(119,222)	-
Intercompany interest expense	16,201	-	102,786	235	(119,222)	-
Equity in earnings (loss) of nonconsolidated affiliates	(9,165)	13,715	12,474	(401)	(16,780)	(157)
Other income (expense), net	-	(195)	(6,487)	5,051	-	(1,631)
Income (loss) before income taxes	(9,272)	12,095	(12,573)	35,264	(16,780)	8,734
Income tax benefit (expense)	1,156	(97)	3,408	(12,549)	-	(8,082)
Consolidated net income (loss)	(8,116)	11,998	(9,165)	22,715	(16,780)	652
Less amount attributable to noncontrolling interest	-	-	-	8,768	-	8,768
Net income (loss) attributable to the Company	$(8,116)	$11,998	$(9,165)	$13,947	$(16,780)	$(8,116)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	1,737	(2)	1,429	(41,507)	-	(38,343)
Unrealized gain (loss) on marketable securities	-	-	1	(280)	-	(279)
Other adjustments to comprehensive loss	-	-	-	91	-	91
Equity in subsidiary comprehensive loss	(38,722)	(61,444)	(40,152)	-	140,318	-
Comprehensive loss	(45,101)	(49,448)	(47,887)	(27,749)	123,538	(46,647)
Less amount attributable to noncontrolling interest	-	-	-	(1,546)		(1,546)
Comprehensive loss attributable to the Company	$(45,101)	$(49,448)	$(47,887)	$(26,203)	$123,538	$(45,101)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$576,584	$840,497	$-	$1,417,081
Operating expenses:
Direct operating expenses	-	-	249,255	536,494	-	785,749
Selling, general and administrative expenses	-	-	101,639	170,942	-	272,581
Corporate expenses	6,490	3	32,784	22,439	-	61,716
Depreciation and amortization	-	-	94,771	103,122	-	197,893
Other operating income (expense), net	(240)	-	5,023	1,017	-	5,800
Operating income (loss)	(6,730)	(3)	103,158	8,517	-	104,942
Interest (income) expense, net	(104)	176,108	624	(472)	-	176,156
Interest income on Due from Clear Channel Communications	24,416	-	-	-	-	24,416
Intercompany interest income	7,482	170,315	24,416	1	(202,214)	-
Intercompany interest expense	24,642	-	177,530	42	(202,214)	-
Equity in earnings (loss) of nonconsolidated affiliates	(65,764)	(13,118)	(11,576)	(1,278)	91,420	(316)
Other income (expense), net	-	-	(8,634)	7,417	-	(1,217)
Income (loss) before income taxes	(65,134)	(18,914)	(70,790)	15,087	91,420	(48,331)
Income tax benefit (expense)	(236)	3,030	5,026	(14,908)	-	(7,088)
Consolidated net income (loss)	(65,370)	(15,884)	(65,764)	179	91,420	(55,419)
Less amount attributable to noncontrolling interest	-	-	-	9,951	-	9,951
Net loss attributable to the Company	$(65,370)	$(15,884)	$(65,764)	$(9,772)	$91,420	$(65,370)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(31)	(11)	(5,700)	(39,394)	-	(45,136)
Unrealized gain on marketable securities	-	-	-	216	-	216
Other adjustments to comprehensive loss	-	-	-	(998)	-	(998)
Equity in subsidiary comprehensive loss	(39,057)	(33,390)	(33,357)	-	105,804	-
Comprehensive loss	(104,458)	(49,285)	(104,821)	(49,948)	197,224	(111,288)
Less amount attributable to noncontrolling interest	-	-	-	(6,830)	-	(6,830)
Comprehensive loss attributable to the Company	$(104,458)	$(49,285)	$(104,821)	$(43,118)	$197,224	$(104,458)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$559,479	$853,130	$-	$1,412,609
Operating expenses:
Direct operating expenses	-	-	256,413	540,619	-	797,032
Selling, general and administrative expenses	-	-	89,082	195,013	-	284,095
Corporate expenses	7,381	-	30,620	19,402	-	57,403
Depreciation and amortization	-	-	90,015	101,990	-	192,005
Other operating income, net	(242)	-	6,997	(6)	-	6,749
Operating income (loss)	(7,623)	-	100,346	(3,900)	-	88,823
Interest (income) expense, net	(247)	165,755	4,387	889	-	170,784
Interest income on Due from Clear Channel Communications	32,069	-	-	-	-	32,069
Intercompany interest income	7,154	164,204	32,069	419	(203,846)	-
Intercompany interest expense	32,299	-	171,161	386	(203,846)	-
Equity in loss of nonconsolidated affiliates	(51,703)	(10,390)	(12,337)	(277)	74,971	264
Other income (expense), net	-	(301)	(6,482)	4,658	-	(2,125)
Loss before income taxes	(52,155)	(12,242)	(61,952)	(375)	74,971	(51,753)
Income tax benefit (expense)	169	71	10,249	(3,277)	-	7,212
Consolidated net loss	(51,986)	(12,171)	(51,703)	(3,652)	74,971	(44,541)
Less amount attributable to noncontrolling interest	-	-	-	7,445	-	7,445
Net loss attributable to the Company	$(51,986)	$(12,171)	$(51,703)	$(11,097)	$74,971	$(51,986)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	1,737	(2)	1,420	(7,987)	-	(4,832)
Unrealized gain on marketable securities	-	-	-	10	-	10
Other adjustments to comprehensive loss	-	-	-	154	-	154
Equity in subsidiary comprehensive loss	(4,670)	(10,722)	(6,090)	-	21,482	-
Comprehensive loss	(54,919)	(22,895)	(56,373)	(18,920)	96,453	(56,654)
Less amount attributable to noncontrolling interest	-	-	-	(1,735)	-	(1,735)
Comprehensive loss attributable to the Company	$(54,919)	$(22,895)	$(56,373)	$(17,185)	$96,453	$(54,919)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(65,370)	$(15,884)	$(65,764)	$179	$91,420	$(55,419)
Reconciling items:
Depreciation and amortization	-	-	94,771	103,122	-	197,893
Deferred taxes	-	-	(19,690)	(9,801)	-	(29,491)
Provision for doubtful accounts	-	-	2,004	1,455	-	3,459
Share-based compensation	-	-	2,435	1,560	-	3,995
(Gain) loss on sale of operating assets	240	-	(5,023)	(1,017)	-	(5,800)
Amortization of deferred financing charges and note discounts, net	-	3,691	570	-	-	4,261
Other reconciling items, net	65,764	13,118	12,849	925	(91,420)	1,236
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	-	-	30,165	3,034	-	33,199
Increase (decrease) in deferred income	-	-	(6,813)	20,276	-	13,463
Increase (decrease) in accrued expenses	(260)	72,042	(69,166)	(46,015)	-	(43,399)
Decrease in accounts payable	-	(11)	(10,369)	(17,664)	4,793	(23,251)
Changes in other operating assets and liabilities	554	-	2,784	391	-	3,729
Net cash provided by (used for) operating activities	928	72,956	(31,247)	56,445	4,793	103,875
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(31,201)	(48,904)	-	(80,105)
Proceeds from disposal of assets	-	-	4,782	4,804	-	9,586
Purchases of other operating assets	-	-	(480)	-	-	(480)
Decrease in Intercompany notes receivable, net	-	15,559	-	-	(15,559)	-
Dividends from subsidiaries	1,153	-	-	-	(1,153)	-
Change in other, net	-	-	-	(585)	-	(585)
Net cash provided by (used for) investing activities	1,153	15,559	(26,899)	(44,685)	(16,712)	(71,584)
Cash flows from financing activities:
Draws on credit facilities	-	-	-	637	-	637
Payments on credit facilities	-	-	-	(1,344)	-	(1,344)
Payments on long-term debt	-	-	(64)	(4,724)	-	(4,788)
Payments to repurchase noncontrolling interests	-	-	-	(61,143)	-	(61,143)
Decrease in Intercompany notes payable, net	-	-	-	(15,559)	15,559	-
Net transfers to Clear Channel Communications	(121,662)	-	-	-	-	(121,662)
Intercompany funding	44,872	(88,515)	59,445	(15,802)	-	-
Deferred financing charges	-	-	152	-	-	152
Dividends paid	-	-	-	(1,153)	1,153	-
Change in other, net	878	-	-	(4,476)	-	(3,598)
Net cash provided by (used for) financing activities	(75,912)	(88,515)	59,533	(103,564)	16,712	(191,746)
Effect of exchange rate changes on cash	-	-	(1)	(3,818)	-	(3,819)
Net increase (decrease) in cash and cash equivalents	(73,831)	-	1,386	(95,622)	4,793	(163,274)
Cash and cash equivalents at beginning of period	207,411	-	-	359,361	(4,793)	561,979
Cash and cash equivalents at end of period	$133,580	$-	$1,386	$263,739	$-	$398,705

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(51,986)	$(12,171)	$(51,703)	$(3,652)	$74,971	$(44,541)
Reconciling items:
Depreciation and amortization	-	-	90,015	101,990	-	192,005
Deferred taxes	-	24	(15,685)	(8,523)	-	(24,184)
Provision for doubtful accounts	-	-	1,313	1,593	-	2,906
Share-based compensation	-	-	3,273	2,083	-	5,356
(Gain) loss on sale of operating assets	242	-	(6,997)	6	-	(6,749)
Amortization of deferred financing charges and note discounts, net	-	1,203	4,082	-	-	5,285
Other reconciling items, net	51,703	10,390	12,639	1,643	(74,971)	1,404
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase (decrease) in accounts receivable	-	-	12,168	(7,204)	-	4,964
Increase in deferred income	-	-	14,135	42,376	-	56,511
Increase (decrease) in accrued expenses	(312)	893	(21,466)	309	-	(20,576)
Decrease in accounts payable	-	-	(17,637)	(10,753)	12,115	(16,275)
Changes in other operating assets and liabilities	580	(1,204)	23,567	(18,859)	-	4,084
Net cash provided by (used for) operating activities	227	(865)	47,704	101,009	12,115	160,190
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(62,670)	(68,126)	-	(130,796)
Proceeds from disposal of assets	-	-	6,095	1,100	-	7,195
Purchases of businesses and other operating assets	-	-	(1,595)	(8,235)	-	(9,830)
(Increase) decrease in intercompany notes receivable, net	-	(2,167,000)	(9,406)	2,663	2,173,743	-
Dividends from subsidiaries	2,167,000	-	641	-	(2,167,641)	-
Change in other, net	-	-	(1,000)	(2,425)	-	(3,425)
Net cash provided by (used for) investing activities	2,167,000	(2,167,000)	(67,935)	(75,023)	6,102	(136,856)
Cash flows from financing activities:
Draws on credit facilities	-	-	-	4,361	-	4,361
Payments on credit facilities	-	-	-	(1,962)	-	(1,962)
Proceeds from long-term debt	-	2,200,000	-	-	-	2,200,000
Payments on long-term debt	-	-	(56)	(6,206)	-	(6,262)
Payments to repurchase noncontrolling interests	-	-	-	(7,040)	-	(7,040)
Increase in intercompany notes payable, net	-	-	2,164,337	9,406	(2,173,743)	-
Net transfers to Clear Channel Communications	(56,279)	-	-	-	-	(56,279)
Intercompany funding	(31,340)	865	29,952	523	-	-
Deferred financing charges	-	(33,000)	(7,002)	-	-	(40,002)
Dividends paid	(2,170,396)	-	(2,167,000)	(641)	2,167,641	(2,170,396)
Change in other, net	6,082	-	-	(920)	-	5,162
Net cash provided by (used for) financing activities	(2,251,933)	2,167,865	20,231	(2,479)	(6,102)	(72,418)
Effect of exchange rate changes on cash	-	-	-	(2,243)		(2,243)
Net increase (decrease) in cash and cash equivalents	(84,706)	-	-	21,264	12,115	(51,327)
Cash and cash equivalents at beginning of period	325,696	-	-	249,448	(32,489)	542,655
Cash and cash equivalents at end of period	$240,990	$-	$-	$270,712	$(20,374)	$491,328

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

Advertising revenue for our segments is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally.  According to the U.S. Department of Commerce, estimated U.S. GDP growth for the second quarter of 2013 was 1.7%.  Internationally, our results are impacted by fluctuations in foreign currency exchange rates and economic conditions in the foreign markets in which we have operations.

Executive Summary

The key developments in our business for the three and six months ended June 30, 2013 are summarized below:

•         Consolidated revenue increased $5.5 million including an increase of $1.8 million from movements in foreign exchange during the three months ended June 30, 2013, and increased $4.5 million including an increase of $0.9 million from movements in foreign exchange during the first six months of 2013 compared to the same periods of 2012. Excluding foreign exchange impacts and the $9.2 million and $17.5 million impact of our divestiture of our international neon business for the three month and six month periods of 2012, respectively, consolidated revenue increased $12.9 million and $21.1 million, respectively, over the comparable three-month and six-month periods of 2012.

•         Americas revenue increased $14.3 million and $20.7 million during the three and six months ended June 30, 2013, respectively, compared to the same periods of 2012 due primarily to increased sales capacity, rate, and occupancy from our digital and traditional product lines.

•         International revenue decreased $8.8 million and $16.2 million including increases of $1.9 million and $1.1 million from movements in foreign exchange during the three and six months ended June 30, 2013, respectively, compared to the same periods of 2012.  Excluding foreign exchange impacts and the $9.2 million and $17.5 million impact of our divestiture of our international neon business for the three and six month periods of 2012, respectively, revenue decreased $1.5 million and increased $0.2 million, respectively, over the comparable three-month and six-month periods of 2012. Continued weakened macro-economic conditions in Europe were partially offset by growth in other markets.

•         During the second quarter of 2013, we spent $7.7 million on strategic revenue and cost-saving initiatives to realign and improve our on-going business operations—a decrease of $2.6 million compared to the second quarter of 2012.  For the six months ended June 30, 2013, we spent $14.4 million on strategic revenue and cost-saving initiatives—a decrease of $1.9 million compared to the same period of 2012.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of our results of operations for the three and six months ended June 30, 2013 to the three and six months ended June 30, 2012 is as follows:

(In thousands)
	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change
Revenue	$766,871	$761,326	1%	$1,417,081	$1,412,609	0%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	399,558	405,314	(1%)	785,749	797,032	(1%)
Selling, general and administrative expenses (excludes depreciation and amortization)	133,020	131,752	1%	272,581	284,095	(4%)
Corporate expenses (excludes depreciation and amortization)	33,892	29,952	13%	61,716	57,403	8%
Depreciation and amortization	97,566	99,668	(2%)	197,893	192,005	3%
Other operating income, net	3,697	2,746	35%	5,800	6,749	(14%)
Operating income	106,532	97,386	9%	104,942	88,823	18%
Interest expense	88,063	102,953		176,156	170,784
Interest income on Due from Clear Channel Communications	12,496	16,089		24,416	32,069
Equity in earnings (loss) of nonconsolidated affiliates	169	(157)		(316)	264
Other expense, net	(310)	(1,631)		(1,217)	(2,125)
Income (loss) before income taxes	30,824	8,734		(48,331)	(51,753)
Income tax expense (benefit)	(12,094)	(8,082)		(7,088)	7,212
Consolidated net income (loss)	18,730	652		(55,419)	(44,541)
Less amount attributable to noncontrolling interest	9,822	8,768		9,951	7,445
Net income (loss) attributable to the Company	$8,908	$(8,116)		$(65,370)	$(51,986)

Consolidated Revenue

Our consolidated revenue during the second quarter of 2013 increased $5.5 million including an increase of $1.8 million from movements in foreign exchange compared to the same period of 2012. Excluding the impact of foreign exchange movements and excluding the $9.2 million impact of our divestiture of our international neon business during the third quarter of 2012, consolidated revenue increased $12.9 million.  Americas revenue increased $14.3 million driven primarily by increased capacity and occupancy of our digital displays and increased occupancy and rates of our traditional displays.  Our International revenue decreased $8.8 million including positive movements in foreign exchange of $1.9 million compared to the same period of 2012. Excluding the impact of foreign exchange movements and the $9.2 million impact of our divestiture of our international neon business during the third quarter of 2012, International revenue decreased $1.5 million.  Declines in certain countries in Europe as a result of weakened macroeconomic conditions were partially offset by growth in street furniture, malls and transit revenue in other countries.

Our consolidated revenue increased $4.5 million including an increase of $0.9 million from movements in foreign exchange during the first six months of 2013 compared to the same period of 2012. Excluding the impact of foreign exchange movements and excluding the $17.5 million impact of our divestiture of our international neon business during the third quarter of 2012, consolidated revenue increased $21.1 million.  Americas revenue increased $20.7 million, driven primarily by increased capacity and occupancy of our digital displays and increased occupancy and rates of our traditional displays.  Our International revenue decreased $16.2 million including positive movements in foreign exchange of $1.1 million compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $17.5 million impact of our divestiture of our international neon business during the third quarter of 2012, revenue increased $0.2 million.  Street furniture, malls and transit revenue in certain countries drove International revenue growth, which was partially offset by declines in certain countries in Europe as a result of weakened macroeconomic conditions.

Consolidated Direct Operating Expenses

Direct operating expenses decreased $5.8 million including an increase of $1.0 million from movements in foreign exchange during the second quarter of 2013 compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $6.0 million impact of our divestiture of our international neon business during 2012, consolidated direct operating expenses decreased $0.8 million.  Direct operating expenses in our Americas segment were relatively flat primarily due to the benefits resulting from our previous strategic cost initiatives and mix of higher margin products.  Direct operating expenses in our International segment decreased $5.3 million including an increase of $1.1 million from movements in foreign exchange compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $6.0 million impact of our divestiture of our international neon business during 2012, direct operating expenses were relatively flat primarily from lower variable costs in certain countries where revenues have declined, offset by higher site lease and other expenses as a result of increased sales in other countries.

Direct operating expenses decreased $11.3 million including an increase of $1.2 million from movements in foreign exchange during the first six months of 2013 compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $11.1 million impact of our divestiture of our international neon business in 2012, consolidated direct operating expenses decreased $1.4 million.  Americas direct operating expenses decreased $6.6 million, primarily due to the benefits resulting from our previous strategic cost initiatives and mix of higher margin products.  Direct operating expenses in our International segment decreased $4.7 million including an increase of $1.4 million from movements in foreign exchange compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $11.1 million impact of our divestiture of our international neon business during 2012, direct operating expenses increased $5.0 million primarily driven by higher site lease and other expenses as a result of increased sales in certain countries, partially offset by lower variable costs in other countries where revenues have declined.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses increased $1.3 million including an increase of $0.6 million from movements in foreign exchange during the second quarter of 2013 compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $1.7 million impact of our divestiture of our international neon business during 2012, consolidated SG&A expenses increased $2.4 million.  SG&A expenses increased $10.7 million in our Americas segment primarily due to the 2012 period being impacted by a favorable court ruling that resulted in a $7.8 million decrease in expenses, with other 2013 increases being driven by legal costs related to the Los Angeles litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q.  Our International segment SG&A expenses decreased $9.5 million including a $0.6 million increase due to the effects of movements in foreign exchange compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $1.7 million impact of our divestiture of our international neon business during 2012, SG&A expenses decreased $8.4 million primarily due to certain expenses during the 2012 period related to legal and other costs in Brazil that did not recur during the second quarter of 2013 and the benefits in 2013 resulting from our previous strategic cost initiatives.

SG&A expenses decreased $11.5 million including an increase of $0.4 million from movements in foreign exchange during the first six months of 2013 compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $3.5 million impact of our divestiture of our international neon business during 2012, consolidated SG&A expenses decreased $8.4 million.  SG&A expenses increased $13.1 million in our Americas segment primarily due to the 2012 period being impacted by a favorable court ruling that resulted in a $7.8 million decrease in expenses, with other 2013 increases being driven by legal costs related to the Los Angeles litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q.  Our International segment SG&A expenses decreased $24.6 million including a $0.4 million increase due to the effects of movements in foreign exchange compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $3.5 million impact of our divestiture of our international neon business during 2012, SG&A expenses decreased $21.5 million primarily due to certain expenses during the 2012 period related to legal and other costs in Brazil that did not recur during the first six months of 2013.

Corporate Expenses

Corporate expenses increased $3.9 million and $4.3 million during the three and six months ended June 30, 2013, respectively, compared to the same periods of 2012, driven by increases in compensation expenses including amounts related to our variable compensation plans as well as legal costs related to the stockholder litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q.

Revenue and Cost Initiatives

Included in the amounts for direct operating expenses, SG&A and corporate expenses discussed above are expenses of $7.7 million and $14.4 million incurred in connection with our strategic revenue and cost initiatives during the three and six months ended June 30, 2013, respectively.  The costs were incurred to improve revenue growth, enhance yield, reduce costs, and organize each business to maximize performance and profitability.  These costs consist primarily of consolidation of locations and positions, severance related to workforce initiatives, consulting expenses, and other costs incurred in connection with streamlining our businesses.  These costs are expected to provide benefits in future periods as the initiative results are realized.  Of these costs during the second quarter of 2013, $1.9 million are reported within direct operating expenses, $1.4 million are reported within SG&A and $4.4 million are reported within corporate expense.  In the second quarter of 2012, such costs totaled $2.2 million, $6.6 million, and $1.5 million, respectively. Of these costs during the six months ended June 30, 2013, $4.4 million are reported within direct operating expenses, $5.5 million are reported within SG&A and $4.5 million are reported within corporate expense compared to $2.2 million, $10.6 million, and $3.5 million, respectively, in the same period of 2012.

Depreciation and Amortization

Depreciation and amortization decreased $2.1 million and increased $5.9 million during the three and six months ended June 30, 2013, respectively, compared to the same periods of 2012.  The decrease during the three months ended June 30, 2013 was due to declines in amortization across all of our segments.  The increase for the first six months of 2013 is primarily a result of increased depreciation in our Americas segment related to depreciation of digital bulletins.

Other Operating Income, Net

Other operating income of $3.7 million and $5.8 million for the second quarter and first six months of 2013, respectively, primarily related to proceeds from the disposal of operating and fixed assets.

Other operating income of $2.7 million and $6.7 million for the second quarter and first six months of 2012, respectively, primarily related to proceeds received from condemnations of bulletins and buildings.

Interest Expense

Interest expense decreased $14.9 million during the three months ended June 30, 2013 compared to the same period of 2012 primarily due to the repurchase of the $2,500.0 million aggregate principal amount of 9.25% Senior Notes due 2017 by Clear Channel Worldwide Holdings (“CCWH”), our indirect subsidiary, using the proceeds from the issuance of the $2,725.0 million aggregate principal amount of 6.5% Senior Notes due 2022 (the “CCWH Senior Notes”) during December 2012 reducing the weighted average cost of debt.

Interest expense increased $5.4 million during the six months ended June 30, 2013 compared to the same period of 2012 primarily due to the issuance of $2,200.0 million aggregate principal amount of 7.625% Senior Subordinated Notes due 2020 (the “Subordinated Notes”) by CCWH during March 2012 increasing the weighted average debt outstanding.

Interest Income on Due From Clear Channel Communications

Interest income decreased $3.6 million and $7.7 million during the three and six months ended June 30, 2013, respectively, compared to the same periods of 2012 due to the change in the interest rate recognized on amounts outstanding in the balance of the Due from Clear Channel Communications account during 2013.

Income Tax Benefit

Our operations are included in a consolidated income tax return filed by CC Media Holdings, Inc. (“CC Media Holdings”).  However, for our financial statements, our provision for income taxes was computed as if we file separate consolidated Federal income tax returns with our subsidiaries.

The effective tax rate is the provision for income taxes as a percent of income before income taxes.  The effective tax rates for the three and six months ended June 30, 2013 were 39.2% and (14.7)%, respectively. The effective rates were primarily impacted by our inability to record tax benefits on tax losses in certain foreign jurisdictions due to the uncertainly of the ability to utilize those losses in future years.

Our effective tax rates for the three and six months ended June 30, 2012 were 92.5% and 13.9%, respectively. The effective rates were primarily impacted by tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future periods.

Americas Results of Operations

Our Americas operating results were as follows:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change
Revenue	$335,025	$320,678	4%	$621,486	$600,829	3%
Direct operating expenses	141,813	142,267	(0%)	278,704	285,268	(2%)
SG&A expenses	55,121	44,377	24%	109,493	96,433	14%
Depreciation and amortization	47,041	48,567	(3%)	95,726	91,525	5%
Operating income	$91,050	$85,467	7%	$137,563	$127,603	8%

Three Months

Our Americas revenue increased $14.3 million during the second quarter of 2013 compared to the same period of 2012, driven primarily by bulletins, particularly by increased occupancy and capacity of our digital displays and increased occupancy and rates of our traditional displays.  Our airport revenues grew primarily as a result of higher average rates and increased occupancy by customers at our largest U.S. airports. Poster revenue also increased with growth driven by higher rates and advertising campaigns utilizing our traditional product lines.

Direct operating expenses were relatively flat primarily due to the benefits resulting from our previous strategic cost initiatives and mix of higher margin products.  SG&A expenses increased $10.7 million primarily due to the 2012 period being impacted by a favorable court ruling that resulted in a $7.8 million decrease in expenses with other 2013 increases being driven by legal costs related to the Los Angeles litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q.

Six Months

Our Americas revenue increased $20.7 million during the six months ended June 30, 2013 compared to the same period of 2012, driven primarily by bulletins, and particularly by increased occupancy and capacity of our digital displays and increased rate and occupancy of our traditional bulletins.  Increases in poster revenues were driven by new contracts and advertising campaigns utilizing our traditional product lines.  Partially offsetting these increases were declines in specialty business revenues due primarily to a significant contract during 2012.

Direct operating expenses decreased $6.6 million, primarily due to the benefits resulting from our previous strategic cost initiatives as well as variable costs associated with the favorable mix of higher margin products. SG&A expenses increased $13.1 million primarily due to the 2012 period being impacted by a favorable court ruling that resulted in a $7.8 million decrease in expenses with other 2013 increases being driven by legal costs related to the Los Angeles litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q.

Depreciation and amortization increased $4.2 million, primarily as a result of our deployment of digital bulletins in recent years.

International Results of Operations

Our International operating results were as follows:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change
Revenue	$431,846	$440,648	(2%)	$795,595	$811,780	(2%)
Direct operating expenses	257,745	263,047	(2%)	507,045	511,764	(1%)
SG&A expenses	77,899	87,375	(11%)	163,088	187,662	(13%)
Depreciation and amortization	49,930	50,710	(2%)	100,923	99,745	1%
Operating income	$46,272	$39,516	17%	$24,539	$12,609	95%

Three Months

International revenue decreased $8.8 million during the second quarter of 2013 compared to the same period of 2012, including an increase of $1.9 million from movements in foreign exchange and the divestiture of our international neon business during the third quarter of 2012, which had $9.2 million in revenues in the three months ended June 30, 2012.  Excluding the impact of foreign exchange and the divestiture, revenues decreased $1.5 million.  The decrease was driven by lower revenues in certain countries in Europe as a result of weakened macroeconomic conditions.  These declines were partially offset by revenue growth in China, the UK, and Latin America primarily in street furniture advertising revenue, as well as higher transit advertising sales resulting from new contracts in Norway.

Direct operating expenses decreased $5.3 million including an increase of $1.1 million from movements in foreign exchange and the divestiture of our international neon business during the third quarter of 2012, which had $6.0 million in direct operating expenses in the three months ended June 30, 2012.  Excluding the impact of movements in foreign exchange and the divestiture, direct operating expenses were relatively flat.  Declines in expenses in response to declining revenues in certain countries in Europe were partially offset by increases in variable costs in other markets such as Norway, China and Latin America resulting from increased revenues.  SG&A expenses decreased $9.5 million including an increase of $0.6 million from movements in foreign exchange and the divestiture of our international neon business during the third quarter of 2012, which had $1.7 million in SG&A expenses in the three months ended June 30, 2012.  Excluding the impact of movements in foreign exchange and the divestiture, SG&A expenses decreased $8.4 million primarily due to the absence in 2013 of expenses incurred during the second quarter of 2012 in connection with legal and other costs in Brazil as well as decreases in 2013 in strategic revenue and cost initiative expenses.

Six Months

International revenue decreased $16.2 million during the six months ended June 30, 2013 compared to the same period of 2012, including an increase of $1.1 million from movements in foreign exchange and the divestiture of our international neon business during the third quarter of 2012, which had $17.5 million in revenues for the six months ended June 30, 2012.  Excluding the impact of foreign exchange and the divestiture, revenues were relatively flat.  Increases in revenue resulting from revenue growth in China, Latin America, Australia and the UK primarily in street furniture advertising revenue, as well as higher transit advertising sales resulting from new contracts in Norway, were offset by lower revenues in certain countries in Europe as a result of weakened macroeconomic conditions.

Direct operating expenses decreased $4.7 million including an increase of $1.4 million from movements in foreign exchange and the divestiture of our international neon business during the third quarter of 2012, which had $11.1 million in direct operating expenses for the six months ended June 30, 2012.  Excluding the impact of movements in foreign exchange and the divestiture, direct operating expenses increased $5.0 million driven by increases in variable costs in certain markets such as China, Norway and Latin America resulting from increased revenues partially offset by declines in expenses in response to declining revenues in other countries in Europe.  SG&A expenses decreased $24.6 million including an increase of $0.4 million from movements in foreign exchange and the divestiture of our international neon business during the third quarter of 2012, which had $3.5 million in SG&A expenses for the six months ended June 30, 2012.  Excluding the impact of movements in foreign exchange and the divestiture, SG&A expenses decreased $21.5 million primarily due to the absence in 2013 of $22.7 million in expenses incurred during the first six months of 2012 in connection with legal and other costs in Brazil as well as decreases in 2013 in strategic revenue and cost initiative expenses.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Americas	$91,050	$85,467	$137,563	$127,603
International	46,272	39,516	24,539	12,609
Corporate expenses (1)	(34,487)	(30,343)	(62,960)	(58,138)
Other operating income, net	3,697	2,746	5,800	6,749
Consolidated operating income	$106,532	$97,386	$104,942	$88,823

(1)        Corporate expenses include infrastructure support expenses related to Americas and International as well as overall executive, administrative and support functions and share-based compensation expense.

Share-Based Compensation Expense

Share-based compensation payments are recorded in corporate expenses and were $2.3 million and $2.2 million for the three months ended June 30, 2013 and 2012, respectively, and $4.0 million and $5.4 million for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, there was $20.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of June 30, 2013, there was $0.6 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following discussion highlights our cash flow activities during the six months ended June 30, 2013 and 2012.

(In thousands)	Six Months Ended June 30,
	2013	2012
Cash provided by (used for):
Operating activities	$103,875	$160,190
Investing activities	(71,584)	(136,856)
Financing activities	(191,746)	(72,418)

Operating Activities

Our consolidated net loss, adjusted for $175.6 million of non-cash items, provided positive cash flows of $120.1 million during the six months ended June 30, 2013.  Our consolidated net loss, adjusted for $176.0 million of non-cash items, provided positive cash flows of $131.5 million during the six months ended June 30, 2012.  Cash provided by operating activities during the six months ended June 30, 2013 was $103.9 million compared to $160.2 million during the six months ended June 30, 2012.  Cash paid for interest was $8.1 million higher during the six months ended June 30, 2013 compared to 2012 due to the issuance of CCWH’s Subordinated Notes during the first quarter of 2012.

Non-cash items affecting our net loss include depreciation and amortization, deferred taxes, provision for doubtful accounts, share-based compensation, gain on disposal of operating assets, amortization of deferred financing charges and note discounts, net and other reconciling items, net as presented on the face of the consolidated statement of cash flows.

Investing Activities

Cash used for investing activities of $71.6 million during the six months ended June 30, 2013 reflected capital expenditures of $80.1 million.  We spent $29.6 million in our Americas segment primarily related to the construction of new advertising structures such as digital displays, $48.7 million in our International segment primarily related to new advertising structures such as billboards and street furniture, and the renewal of existing contracts, and $1.8 million by Corporate.  Partially offsetting cash used for investing activities were proceeds from sales of operating and fixed assets.

Cash used for investing activities of $136.9 million during the six months ended June 30, 2012 primarily reflected capital expenditures of $130.8 million.  We spent $59.1 million in our Americas segment primarily related to the construction of new billboards, $66.9 million in our International segment primarily related to new billboard and street furniture contracts and renewals of existing contracts, and $4.8 million by Corporate.  Partially offsetting cash used for investing activities were proceeds from sales of operating and fixed assets.

Financing Activities

Cash used for financing activities of $191.7 million for the six months ended June 30, 2013 primarily reflected net transfers of $121.7 million in cash to Clear Channel Communications, which represents the activity in the “Due from/to Clear Channel Communications” account.  Other cash used for financing activities included payments to repurchase noncontrolling interests of $61.1 million.

Cash used for financing activities of $72.4 million for the six months ended June 30, 2012 primarily reflected the payment of a dividend totaling $2,170.4 million and net transfers of $56.3 million in cash to Clear Channel Communications, which represents the activity in the “Due from/to Clear Channel Communications” account. The proceeds from the Subordinated Notes issuance of $2.2 billion partially offset the cash used for financing activities.

Anticipated Cash Requirements

Our primary source of liquidity is cash on hand, cash flow from operations and the revolving promissory note with Clear Channel Communications.  Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations and borrowing capacity under or repayment of amounts outstanding under the revolving promissory note with Clear Channel Communications will enable us to meet our working capital, capital expenditure, debt service and other funding requirements, including the debt service on the CCWH Senior Notes and the CCWH Subordinated Notes, for at least the next 12 months.  In addition, we were in compliance with the covenants contained in our material financing agreements as of June 30, 2013.  We believe our long-term plans, which include promoting outdoor media spending and capitalizing on our diverse geographic and product opportunities, including the continued deployment of digital displays, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements long term.  However, our anticipated results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants.  In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. At June 30, 2013, we had $398.7 million of cash on our balance sheet, with $263.7 million in consolidated cash balances held outside the U.S. by our subsidiaries, all of which is readily convertible into other foreign currencies including the U.S. dollar.  We disclose in Item 8 of our Form 10-K within Note 1, Summary of Significant Accounting Policies, that our policy is to permanently reinvest the earnings of our non-U.S. subsidiaries as these earnings are generally redeployed in those jurisdictions for operating needs and continued functioning of their businesses.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant current and historic deficits in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.

Furthermore, in its Quarterly Report on Form 10-Q filed with the SEC on August 1, 2013, Clear Channel Communications stated that it was in compliance with the covenants contained in its material financing agreements as of June 30, 2013.  Clear Channel Communications similarly stated in such Quarterly Report that its anticipated results are also subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants.  Moreover, Clear Channel Communications stated in such Quarterly Report that its ability to comply with the covenants in its material financing agreements may be affected by events beyond its control, including prevailing economic, financial and industry conditions.  As discussed therein, the breach of any covenants set forth in Clear Channel Communications’ financing agreements would result in a default thereunder, and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, as discussed therein, the lenders under the receivables-based credit facility under Clear Channel Communications’ senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. In addition, Clear Channel Communications stated in such Quarterly Report that if Clear Channel Communications is unable to repay its obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility.  Finally, Clear Channel Communications stated in such Quarterly Report that a default or acceleration under any of its material financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.  If Clear Channel Communications were to become insolvent, we would be an unsecured creditor of Clear Channel Communications.  In such event, we would be treated the same as other unsecured creditors of Clear Channel Communications and, if we were not entitled to the cash previously transferred to Clear Channel Communications, or could not obtain such cash on a timely basis, we could experience a liquidity shortfall.

For so long as Clear Channel Communications maintains significant control over us, a deterioration in the financial condition of Clear Channel Communications could have the effect of increasing our borrowing costs or impairing our access to capital markets.  As of June 30, 2013, Clear Channel Communications had $704.2 million recorded as “Cash and cash equivalents” on its condensed consolidated balance sheets, of which $398.7 million was held by us and our subsidiaries.

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

Sources of Capital

As of June 30, 2013 and December 31, 2012, we had the following debt outstanding, cash and cash equivalents and amounts due from Clear Channel Communications:

(In millions)	June 30, 2013	December 31, 2012
Clear Channel Worldwide Holdings Senior Notes	$2,725.0	$2,725.0
Clear Channel Worldwide Holdings Senior Subordinated Notes	2,200.0	2,200.0
Other debt	20.1	27.1
Original issue discount	(7.0)	(7.3)
Total debt	4,938.1	4,944.8
Less: Cash and cash equivalents	398.7	562.0
Less: Due from Clear Channel Communications	850.8	729.2
	$3,688.6	$3,653.6

We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities.  Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Promissory Notes with Clear Channel Communications

We maintain accounts that represent net amounts due to or from Clear Channel Communications, which is recorded as “Due from/to Clear Channel Communications” on our condensed consolidated balance sheets.  The accounts represent our revolving promissory note issued by us to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to us (the “Due from CCU Note”), in each case in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances.  The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand or when they mature on December 15, 2017.  Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications.  Such day-to-day cash management services relate only to our cash activities and balances in the U.S. and exclude any cash activities and balances of our non-U.S. subsidiaries.  At June 30, 2013 and December 31, 2012, the asset recorded in “Due from Clear Channel Communications” on our condensed consolidated balance sheet was $850.8 million and $729.2 million, respectively.  At June 30, 2013, we had no borrowings under the cash management note to Clear Channel Communications.

The Due from CCU Note is the subject of derivative litigation filed by our stockholders in the Delaware Court of Chancery.  Please refer to “Legal Proceedings” within Part II of this Quarterly Report on Form 10-Q for additional information about this stockholder litigation.  On March 28, 2013, legal counsel for the defendants in that matter entered into a binding memorandum of understanding (the “MOU”) with legal counsel for a special litigation committee consisting of certain of our independent directors and the plaintiffs to settle the derivative litigation. The MOU obligated the parties to use their best efforts to prepare a Stipulation of Settlement reflecting the terms of the MOU and present such Stipulation of Settlement to the Delaware Chancery Court for approval.  On July 8, 2013, the parties executed the Stipulation of Settlement, on terms consistent with the MOU, and presented the Stipulation of Settlement to the Delaware Chancery Court for approval.  If the Stipulation of Settlement is approved by the Delaware Chancery Court, we would, within 10 calendar days after final court approval of the settlement, notify Clear Channel Communications of our intent to make a demand for repayment of $200 million outstanding under the Due from CCU Note 20 calendar days thereafter (or if that day is not a business day, then the next business day thereafter) and declare a dividend to be paid the same business day that such demand is made, conditioned on Clear Channel Communications satisfying such demand.  The repayment and dividend would reduce the amount of the “Due from Clear Channel Communications” asset that is available to us as a source of liquidity by $200 million.

In addition, if the Stipulation of Settlement is approved by the Delaware Chancery Court, we would establish a committee of our board of directors, consisting of our independent and disinterested directors, that would have the incremental and non-exclusive authority pursuant to a committee charter to make demands for repayment under the Due from CCU Note under certain specified circumstances tied to Clear Channel Communications’ liquidity or the balance of the Due from CCU Note.  If such a demand were to be made pursuant to the terms of the charter, we would declare a simultaneous dividend equal to the amount so demanded, which would reduce the amount of the “Due from Clear Channel Communications” asset that is available to us as a source of liquidity to us for ongoing working capital requirements and for general corporate purposes.

The net interest income for the six months ended June 30, 2013 and 2012 was $24.4 million and $32.1 million, respectively.  At June 30, 2013 and December 31, 2012, the fixed interest rate on the Due from CCU Note was 6.5%, which is equal to the fixed interest rate on the CCWH senior notes. If the Stipulation of Settlement is approved by the Delaware Chancery Court, the interest rate on the Due from CCU Note would be amended such that if the outstanding balance on the Due from CCU Note exceeds $1.0 billion and under certain other circumstances tied to Clear Channel Communications’ liquidity, the rate would become the Average Yield-to-Maturity (as defined in the Stipulation of Settlement) of certain Clear Channel Communications’ notes referenced in the Stipulation of Settlement.  The Average Yield-to-Maturity shall in no event be less than 6.5% nor greater than 20%.

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

Clear Channel Worldwide Holdings Senior Notes

During the fourth quarter of 2012, CCWH issued $2.7 billion aggregate principal amount of senior notes, which consisted of $735.75 million aggregate principal amount of 6.5% Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and $1,989.25 million aggregate principal amount of 6.5% Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes” and, together with the Series A CCWH Senior Notes, the “CCWH Senior Notes”).  The CCWH Senior Notes are guaranteed by us, Clear Channel Outdoor, Inc. (“CCOI”) and certain of our direct and indirect subsidiaries. The proceeds from the issuance of the CCWH Senior Notes were used to fund the repurchase of CCWH’s Series A Senior Notes due 2017 and CCWH’s Series B Senior Notes due 2017.

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

The Series A CCWH Senior Notes indenture and Series B CCWH Senior Notes indenture restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test.  In order to incur (i) additional indebtedness under this test, our debt to adjusted EBITDA ratios (as defined by the CCWH Senior Notes indentures) must be lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively, and (ii) additional indebtedness that is subordinated to the CCWH Senior Notes under this test, our debt to adjusted EBITDA ratios (as defined by the CCWH Senior Notes indentures) must be lower than 7.0:1 for total debt.  The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B CCWH Senior Notes indenture also permits us to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if our debt to adjusted EBITDA ratios (as defined by the CCWH Senior Notes indentures) are lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively. The Series A CCWH Senior Notes indenture does not limit our ability to pay dividends.  The Series B CCWH Senior Notes indenture contains certain exceptions that allow us to pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by us of amounts outstanding under the Due from CCU Note.

Consolidated leverage ratio, defined as total debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 6.2:1 at June 30, 2013, and senior leverage ratio, defined as senior debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 3.5:1 at June 30, 2013.  As required by the definition of EBITDA in the CCWH Senior Notes indentures, our EBITDA for the preceding four quarters of $796.1 million is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense), net, plus share-based compensation, and is further adjusted for the following: (i) costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses; (iii) non-cash charges; and (iv) various other items.

The following table reflects a reconciliation of EBITDA (as defined by the CCWH Senior Notes indentures) to operating income and net cash provided by operating activities for the four quarters ended June 30, 2013:

Four Quarters Ended
(In Millions)	June 30, 2013
EBITDA (as defined by the CCWH Senior Notes indentures)	$796.1
Less adjustments to EBITDA (as defined by the CCWH Senior Notes indentures):
Cost incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees, and other permitted activities	(45.8)
Extraordinary, non-recurring or unusual gains or losses or expenses (as referenced in the definition of EBITDA in the CCWH Senior Notes indentures)	(27.7)
Non-cash charges	(28.0)
Other items	(9.5)
Less: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	(402.0)
Operating income	283.1
Plus: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	402.0
Less: Interest expense	(379.2)
Plus: Interest income on Due from Clear Channel Communications	56.1
Less: Current income tax benefit	(69.8)
Plus: Other income, net	0.5
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	17.7
Change in assets and liabilities, net of assets acquired and liabilities assumed	(11.6)
Net cash provided by operating activities	$298.8

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

The Subordinated Indentures restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test.  In order to incur additional indebtedness under this test, our debt to adjusted EBITDA ratios (as defined by the CCWH Senior Notes indentures) must be lower than 7.0:1.  The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B Subordinated Notes Indenture also permits us to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if our debt to adjusted EBITDA ratios (as defined by the CCWH Senior Notes indentures) is lower than 7.0:1.  The Series A Subordinated Notes Indenture does not limit our ability to pay dividends.  The Series B Subordinated Notes Indenture contains certain exceptions that allow us to pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by us of amounts outstanding under the Due from CCU Note.

Other Debt

Other debt consists primarily of loans with international banks.  At June 30, 2013, approximately $20.1 million was outstanding as other debt.

Clear Channel Communications’ Debt Covenants

The Clear Channel Communications’ senior secured credit facility contains a significant financial covenant which requires Clear Channel Communications to comply on a quarterly basis with a financial covenant limiting the ratio of its consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA (as defined by Clear Channel Communications’ senior secured credit facility) for the preceding four quarters.  The maximum ratio under this financial covenant is currently set at 9.25:1 and reduces to 9.00:1 and 8.75:1 for the four quarters ended December 31, 2013 and December 31, 2014, respectively.  In its Quarterly Report on Form 10-Q filed with the SEC on August 1, 2013, Clear Channel Communications stated that it was in compliance with this covenant as of June 30, 2013.

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

Market Risk

We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and inflation.

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported net income of $29.9 million and net loss of $0.2 million for the three and six months ended June 30, 2013.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net income for the three months ended June 30, 2013 by $3.0 million and we estimate that our net loss for the six months ended June 30, 2013 would have remained flat.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three and six months ended June 30, 2013 would have increased our net income and decreased our net loss, respectively, by a corresponding amount.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Stockholder Litigation

Two derivative lawsuits were filed in March 2012 in Delaware Chancery Court by our stockholders.  The consolidated lawsuits are captioned In re Clear Channel Outdoor Holdings, Inc. Derivative Litigation, Consolidated Case No. 7315-CS. The complaints name as defendants certain of Clear Channel Communications’ and our current and former directors and Clear Channel Communications, as well as Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P.  We also are named as a nominal defendant.  The complaints allege, among other things, that in December 2009 Clear Channel Communications breached fiduciary duties to us and our stockholders by allegedly requiring us to agree to amend the terms of the Due from CCU Note to extend the maturity date of the note and to amend the interest rate payable on the note.  According to the complaints, the terms of the amended Due from CCU Note were unfair to us because, among other things, the interest rate was below market.  The complaints further allege that Clear Channel Communications was unjustly enriched as a result of that transaction.  The complaints also allege that the director defendants breached fiduciary duties to us in connection with that transaction and that the transaction constituted corporate waste.  On April 4, 2012, our board of directors formed a special litigation committee consisting of certain independent directors (the “SLC”) to review and investigate plaintiffs’ claims and determine the course of action that serves our best interests and the best interests of our stockholders.  On March 28, 2013, to avoid the costs, disruption and distraction of further litigation, and without admitting the validity of any allegations made in the complaint, legal counsel for the defendants entered into a binding memorandum of understanding (the “MOU”) with legal counsel for the SLC and the plaintiffs to settle the litigation.  The MOU obligated the parties to use their best efforts to prepare a Stipulation of Settlement (the “Stipulation of Settlement”) reflecting the terms of the MOU and present such Stipulation of Settlement to the Delaware Chancery Court for approval.

On July 8, 2013, the parties executed the Stipulation of Settlement, on terms consistent with the MOU, and presented the Stipulation of Settlement to the Delaware Chancery Court for approval. The Stipulation of Settlement includes the following terms, among others:

•         We agree, not later than 10 calendar days after final court approval of the settlement, to (i) notify Clear Channel Communications of our intent to make a demand for repayment of $200 million outstanding under the Due from CCU Note 20 calendar days thereafter (or if that day is not a business day, then the next business day thereafter), and (ii) declare a dividend to be paid the same day that such demand is made, conditioned on Clear Channel Communications having satisfied such demand. On the 20th calendar day after providing such notice to Clear Channel (or if that day is not a business day, then the next business day thereafter), we will demand repayment of $200 million outstanding under the Due from CCU Note. Clear Channel Communications agrees to satisfy the demand the same day it is made.

•         Clear Channel Communications and we agree to amend the interest rate applicable on the Due from CCU Note such that, in the event that (x) the outstanding balance of the Due from CCU Note exceeds $1.0 billion, the per annum rate of interest applicable to such excess balance (i.e., the amount that exceeds $1.0 billion) will be (only for so long as the outstanding balance due under the Note exceeds $1.0 billion) an amount equal to the Average Yield-to-Maturity (as defined in the Stipulation of Settlement) for the series of Clear Channel Reference Notes (as defined below) that has the nearest future maturity date or (y) the Clear Channel Liquidity Ratio (as defined in the Stipulation of Settlement) is less than 2.0x, the per annum rate of interest applicable to the entire balance outstanding under the Due from CCU Note will be (only for so long as the Clear Channel Liquidity Ratio is less than 2.0x) an amount equal to the Average Yield-to-Maturity for the series of Clear Channel Reference Notes that has the nearest future maturity date.  Clear Channel Reference Notes is defined as Clear Channel Communications’ 5.5% Senior Notes Due 2014, 4.9% Senior Notes Due

2015, 5.5% Senior Notes Due 2016, and 6.875% Senior Debentures due 2018.  If no series of Clear Channel Reference Notes that has a maturity date of 90 days or more from the date of measurement continues in existence on the date of measurement, Average Yield-to-Maturity shall be calculated in the manner described in the preceding sentences, except that the publicly traded Clear Channel Communications unsecured debt that has the nearest maturity date of 90 days or more from the date of measurement shall be substituted for the Clear Channel Reference Notes. The Average Yield-to-Maturity shall in no event be less than 6.5%, nor greater than 20%.

•         We agree to establish a committee of the Board (the “Committee”), composed of all of our then-serving independent and disinterested directors, for the specific purpose of monitoring the Due from CCU Note.  The Committee will be provided reports on a monthly basis, have access to independent legal and financial advisors, and will have the non-exclusive authority pursuant to a committee charter, if the Committee so desires and believes it to be in the best interests of our stockholders, to demand payments under the Due from CCU Note under certain specified circumstances tied to Clear Channel Communications’ liquidity or the balance of the Due from CCU Note (i.e., the Committee shall not be required to demand payment, but rather shall have the optional authority to do so under certain circumstances); provided that (a) the Committee provides no fewer than 20 and no more than 30 calendar days’ notice that it is exercising its power and authority to make a demand for payment; (b) we have the right and ability to declare a dividend equal to the amount so demanded; and (c) the Committee simultaneously declares a dividend equal to the amount so demanded, to be paid simultaneously with the amount paid pursuant to the demand.

•         The defendants agree to take no position on the amount of an award of attorneys’ fees and expenses that may be sought by counsel for the plaintiffs, as long as the amount is no more than $6 million.

On July 9, 2013, the Delaware Chancery Court scheduled a Settlement Hearing, which will be held on September 9, 2013 in the Delaware Chancery Court, for the purposes of determining, among other things, whether the settlement is fair, reasonable, adequate, and in our best interests and in the best interests of our stockholders. Unless and until we receive approval of the settlement from the Delaware Chancery Court, no assurance can be provided that we will be able to resolve the outstanding litigation as contemplated by the Stipulation of Settlement.  We filed the Stipulation of Settlement with the SEC as an exhibit to our Current Reports on Form 8-K filed on July 9, 2013 and July 19, 2013.

Los Angeles Litigation

In 2008, Summit Media, LLC, one of our competitors, sued the City of Los Angeles, Clear Channel Outdoor, Inc. and CBS Outdoor in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties. Pursuant to the settlement agreement, Clear Channel Outdoor, Inc. had taken down existing billboards and converted 83 existing signs from static displays to digital displays pursuant to modernization permits issued through an administrative process of the City. The Los Angeles Superior Court ruled in January 2010 that the settlement agreement constituted an ultra vires act of the City and nullified its existence, but did not invalidate the modernization permits issued to Clear Channel Outdoor, Inc. and CBS. All parties appealed the ruling by the Los Angeles Superior Court to Court of Appeal for the State of California, Second Appellate District, Division 8. On December 10, 2012, the Court of Appeal issued an order upholding the Superior Court’s finding that the settlement agreement was ultra vires and remanding the case to the Superior Court for the purpose of invalidating the modernization permits issued to Clear Channel Outdoor, Inc. and CBS for the digital displays that were the subject of the settlement agreement.  On January 22, 2013, Clear Channel Outdoor, Inc. filed a petition with the California Supreme Court requesting its review of the matter, and the Supreme Court denied that petition on February 27, 2013.  On April 12, 2013, the Los Angeles Superior Court invalidated 82 digital modernization permits issued to Clear Channel Outdoor, Inc. and 13 issued to CBS and ordered that the companies turn off the electrical power to affected digital displays by the close of business on April 15, 2013.  Clear Channel Outdoor, Inc. has complied with the order.  On April 16, 2013, the Court conducted further proceedings during which it held that it was not invalidating two additional digital modernization permits that Clear Channel Outdoor, Inc. had secured through a special zoning plan and confirmed that its April 12 order invalidated only digital modernization permits – no other types of permits the companies may have secured for the signs at issue.  Summit Media, LLC has filed a further motion requesting that the Court order the demolition of the 82 sign structures on which the now-invalidated digital signs operated.  The motion is scheduled to be heard on September 16, 2013.

Item 1A.  Risk Factors

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012.  There have not been any material changes in the risk factors disclosed in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases made during the quarter ended June 30, 2013 by or on behalf of the Company or an affiliated purchaser of shares of our Class A common stock registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	-	-	-	-	(1)
May 1 through May 31	-	-	-	-	(1)
June 1 through June 30	-	-	-	-	(1)
Total	-	-	-	$82,934,423	(1)

(1)        On August 9, 2010, Clear Channel Communications, the Company’s indirect parent entity, announced that its board of directors approved a stock purchase program under which Clear Channel Communications or its subsidiaries may purchase up to an aggregate of $100 million of the Class A common stock of the Company and/or the Class A common stock of CC Media Holdings, the indirect parent entity of Clear Channel Communications.  No shares of the Company’s Class A common stock or CC Media Holdings’ Class A common stock were purchased under the stock purchase program during the quarter ended June 30, 2013.  During 2011, a subsidiary of Clear Channel Communications purchased $16,372,690 of the Class A common stock of the Company (1,553,971 shares) in open market purchases.  During 2012, a subsidiary of Clear Channel Communications purchased $692,887 of the Class A common stock of CC Media Holdings (111,291 shares) under the stock purchase program.  As a result of these purchases of shares of the Class A common stock of CC Media Holdings and the Class A common stock of the Company, an aggregate of $82,934,423 remains available under the stock purchase program to purchase the Class A common stock of CC Media Holdings and/or the Class A common stock of the Company.  The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at Clear Channel Communications’ discretion.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1*

Form of Stock Option Agreement under the Clear Channel Outdoor Holdings, Inc. 2012 Stock Incentive Plan, dated April 10, 2013, between Clear Channel Outdoor Holdings, Inc. and each of Jonathan D. Bevan, Suzanne M. Grimes and Franklin G. Sisson, Jr.

10.2*

Form of Restricted Stock Award Agreement under the Clear Channel Outdoor Holdings, Inc. 2012 Stock Incentive Plan, dated April 10, 2013, between Franklin G. Sisson, Jr. and Clear Channel Outdoor Holdings, Inc.

10.3*

Form of Restricted Stock Unit Award Agreement under the Clear Channel Outdoor Holdings, Inc. 2012 Stock Incentive Plan, dated April 10, 2013, between Jonathan D. Bevan and Clear Channel Outdoor Holdings, Inc.

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

August 1, 2013                                                    /s/ SCOTT D. HAMILTON

                                                                                                Scott D. Hamilton

                                                                                                Senior Vice President, Chief Accounting Officer and

                                                                                                Assistant Secretary