Form 10-Q
period 2013-09-30
Clear Channel Outdoor Holdings, Inc.
filed 2013-11-07
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                               Class                                                                                                   Outstanding at October 31, 2013

  - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -                                                                    - - - - - - - - - - - - - - - - - - - - - - - - - -

  Class A Common Stock, $.01 par value                                                                                         43,556,018

  Class B Common Stock, $.01 par value                                                                                        315,000,000

1

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	September 30,
	2013	December 31,
	(Unaudited)	2012
CURRENT ASSETS
Cash and cash equivalents	$418,593	$561,979
Accounts receivable, net	703,932	754,658
Prepaid expenses	141,114	151,597
Other current assets	62,702	41,112
Total Current Assets	1,326,341	1,509,346
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,778,064	1,890,693
Other property, plant and equipment, net	293,270	317,051
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles	1,070,135	1,070,720
Other intangibles, net	500,234	557,478
Goodwill	860,296	862,248
OTHER ASSETS
Due from Clear Channel Communications	944,628	729,157
Other assets	155,299	169,089
Total Assets	$6,928,267	$7,105,782

CURRENT LIABILITIES
Accounts payable	$73,810	$95,515
Accrued expenses	520,165	538,499
Deferred income	128,561	107,034
Other current liabilities	45,080	60,950
Current portion of long-term debt	6,411	9,407
Total Current Liabilities	774,027	811,405
Long-term debt	4,933,496	4,935,388
Deferred tax liability	633,715	673,068
Other long-term liabilities	251,060	239,832
Commitments and contingent liabilities (Note 6)
SHAREHOLDERS’ EQUITY
Noncontrolling interest	206,540	247,934
Class A common stock	435	424
Class B common stock	3,150	3,150
Additional paid-in capital	4,527,373	4,522,668
Accumulated deficit	(4,175,667)	(4,114,515)
Accumulated other comprehensive loss	(224,864)	(212,599)
Cost of shares held in treasury	(998)	(973)
Total Shareholders’ Equity	335,969	446,089
Total Liabilities and Shareholders’ Equity	$6,928,267	$7,105,782

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$723,013	$731,141	$2,140,094	$2,143,750
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	396,094	390,639	1,181,843	1,187,671
Selling, general and administrative expenses (excludes depreciation and amortization)	131,437	136,582	404,018	420,677
Corporate expenses (excludes depreciation and amortization)	29,719	28,820	91,435	86,223
Depreciation and amortization	98,344	100,352	296,237	292,357
Other operating income, net	6,604	42,397	12,404	49,146
Operating income	74,023	117,145	178,965	205,968
Interest expense	87,969	102,612	264,125	273,396
Interest income on Due from Clear Channel Communications	14,940	16,913	39,356	48,982
Loss on marketable securities	(18)	-	(18)	-
Equity in earnings (loss) of nonconsolidated affiliates	(645)	(234)	(961)	30
Other income (expense), net	1,445	1,825	228	(300)
Income (loss) before income taxes	1,776	33,037	(46,555)	(18,716)
Income tax benefit (expense)	10,214	(8,212)	3,126	(1,000)
Consolidated net income (loss)	11,990	24,825	(43,429)	(19,716)
Less amount attributable to noncontrolling interest	7,772	7,541	17,723	14,986
Net income (loss) attributable to the Company	$4,218	$17,284	$(61,152)	$(34,702)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	34,283	18,580	(10,853)	13,748
Unrealized gain (loss) on marketable securities	13	(1,087)	229	(1,077)
Other adjustments to comprehensive income (loss)	(1,432)	(688)	(2,430)	(534)
Other comprehensive income (loss)	32,864	16,805	(13,054)	12,137
Comprehensive income (loss)	37,082	34,089	(74,206)	(22,565)
Less amount attributable to noncontrolling interest	6,041	1,184	(789)	(551)
Comprehensive income (loss) attributable to the Company	$31,041	$32,905	$(73,417)	$(22,014)

Net income (loss) attributable to the Company per common share:
Basic	$0.01	$0.05	$(0.18)	$(0.12)
Weighted average common shares outstanding – Basic	357,665	357,108	357,507	356,808

Diluted	$0.01	$0.05	$(0.18)	$(0.12)
Weighted average common shares outstanding – Diluted	359,011	357,547	357,507	356,808

Dividends declared per share	$-	$-	$-	$6.08

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Consolidated net loss	$(43,429)	$(19,716)
Reconciling items:
Depreciation and amortization	296,237	292,357
Deferred taxes	(37,846)	(32,776)
Provision for doubtful accounts	3,441	4,507
Share-based compensation	5,647	9,016
Gain on sale of operating assets	(12,404)	(49,146)
Amortization of deferred financing charges and note discounts, net	6,402	8,448
Other reconciling items, net	2,318	(752)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	49,340	(9)
Increase in deferred income	21,435	25,673
Decrease in accrued expenses	(20,012)	(13,788)
Decrease in accounts payable	(21,891)	(7,380)
Changes in other operating assets and liabilities	1,885	9,472
Net cash provided by operating activities	251,123	225,906
Cash flows from investing activities:
Purchases of property, plant and equipment	(114,345)	(187,369)
Purchases of other operating assets	(842)	(9,398)
Proceeds from disposal of assets	17,479	54,047
Change in other, net	(2,271)	(3,775)
Net cash used for investing activities	(99,979)	(146,495)
Cash flows from financing activities:
Draws on credit facilities	2,752	2,063
Payments on credit facilities	(1,344)	(1,922)
Proceeds from long-term debt	51	2,200,000
Payments on long-term debt	(5,478)	(7,301)
Payments to repurchase noncontrolling interests	(61,143)	(7,040)
Net transfers to Clear Channel Communications	(215,478)	(67,277)
Deferred financing charges	(337)	(40,002)
Dividends paid	-	(2,170,396)
Dividends and other payments to noncontrolling interests	(13,862)	(3,030)
Change in other, net	1,610	6,253
Net cash used for financing activities	(293,229)	(88,652)
Effect of exchange rate changes on cash	(1,301)	1,493
Net decrease in cash and cash equivalents	(143,386)	(7,748)
Cash and cash equivalents at beginning of period	561,979	542,655
Cash and cash equivalents at end of period	$418,593	$534,907

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

Adoption of New Accounting Standards

During the first quarter of 2013, the Company adopted the Financial Accounting Standards Board's (“FASB”) ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments are effective for fiscal years (and interim periods within) beginning after December 15, 2012 and sets requirements for presenting information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income. Substantially all of the information required to be disclosed under this amendment are required to be disclosed elsewhere in the financial statements under GAAP. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

During the first quarter of 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.  This update provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. The amendments are effective for fiscal years (and interim periods within) beginning after December 15, 2013 and are to be applied retrospectively to all prior periods presented for such obligations that exist at the beginning of an entity’s fiscal year of adoption.  Early adoption is permitted.  The Company plans to adopt the standard on a retrospective basis for the first quarter of 2014 for any existing obligations within the scope of this update. The Company is currently evaluating the guidance to determine the potential impact, if any, the adoption may have on its financial results and disclosures.

During the first quarter of 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity of an Investment in a Foreign Entity. The amendments are effective prospectively for the fiscal years (and interim periods within) beginning after December 15, 2013 and provide clarification guidance for the release of the cumulative translation adjustment under the current GAAP. Early adoption is permitted.  The Company plans to adopt the standard for the first quarter of 2014. The Company is currently evaluating the guidance to determine the potential impact, if any, the adoption may have on its financial results and disclosures.

During the third quarter of 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update requires unrecognized tax benefits to be offset against a deferred tax asset for a net operating loss carryforward, similar tax loss or tax credit carryforward in certain situations.  The amendments are effective prospectively for the fiscal years (and interim periods within) beginning after December 15, 2013.  Early adoption is permitted.  The Company plans to adopt the standard for the first quarter of 2014.  The Company does not expect any material impact upon adopting the standard.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at September 30, 2013 and December 31, 2012, respectively:

(In thousands)	September 30, 2013	December 31, 2012
Land, buildings and improvements	$211,942	$210,382
Structures	3,008,298	2,949,458
Furniture and other equipment	144,755	134,389
Construction in progress	63,184	76,299
	3,428,179	3,370,528
Less: accumulated depreciation	1,356,845	1,162,784
Property, plant and equipment, net	$2,071,334	$2,207,744

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

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets at September 30, 2013 and December 31, 2012, respectively:

(In thousands)	September 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other contractual rights	$775,701	$(450,211)	$785,303	$(403,955)
Permanent easements	173,757	-	173,374	-
Other	3,139	(2,152)	4,283	(1,527)
Total	$952,597	$(452,363)	$962,960	$(405,482)

Total amortization expense related to definite-lived intangible assets for the three months ended September 30, 2013 and 2012 was $17.3 million and $18.9 million, respectively.  Total amortization expense related to definite-lived intangible assets for the nine months ended September 30, 2013 and 2012 was $53.3 million and $56.0 million, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets.

(In thousands)
2014	$61,095
2015	51,536
2016	40,038
2017	29,350
2018	21,402

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments.

(In thousands)	Americas	International	Total
Balance as of December 31, 2011	$571,932	$285,261	$857,193
Foreign currency	-	7,784	7,784
Dispositions	-	(2,729)	(2,729)
Balance as of December 31, 2012	571,932	290,316	862,248
Foreign currency	-	(1,952)	(1,952)
Balance as of September 30, 2013	$571,932	$288,364	$860,296

NOTE 3 – LONG-TERM DEBT

Long-term debt at September 30, 2013 and December 31, 2012, respectively, consisted of the following:

(In thousands)	September 30, 2013	December 31, 2012
Clear Channel Worldwide Holdings Senior Notes:
6.5% Series A Senior Notes Due 2022	$735,750	$735,750
6.5% Series B Senior Notes Due 2022	1,989,250	1,989,250
Clear Channel Worldwide Holdings Senior Subordinated Notes:
7.625% Series A Senior Subordinated Notes Due 2020	275,000	275,000
7.625% Series B Senior Subordinated Notes Due 2020	1,925,000	1,925,000
Senior revolving credit facility due 2018	-	-
Other debt	21,802	27,093
Original issue discount	(6,895)	(7,298)
Total debt	4,939,907	4,944,795
Less: current portion	6,411	9,407
Total long-term debt	$4,933,496	$4,935,388

The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.1 billion at each of September 30, 2013 and December 31, 2012. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 2.

Senior Revolving Credit Facility Due 2018

During the third quarter of 2013, the Company entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital, to issue letters of credit and for other general corporate purposes.  At September 30, 2013, there were no amounts outstanding under the revolving credit facility, and $32.6 million of letters of credit under the revolving credit facility, which reduce availability under the facility.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4 – SUPPLEMENTAL DISCLOSURES

Income Tax Benefit (Expense)

The Company’s income tax benefit (expenses) for the three and nine months ended September 30, 2013 and 2012, respectively, consisted of the following components:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Current tax benefit (expense)	$1,859	$(16,804)	$(34,720)	$(33,776)
Deferred tax benefit	8,355	8,592	37,846	32,776
Income tax benefit (expense)	$10,214	$(8,212)	$3,126	$(1,000)

The effective tax rate is the provision for income taxes as a percent of income before income taxes.  The effective tax rates for the three and nine months ended September 30, 2013 were (575.1)% and 6.7%, respectively. The effective rate was primarily impacted by the settlement of tax examinations which resulted in a reduction in tax expense of approximately $1.0 million during the period and the Company’s inability to record tax benefits on tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years.

The effective tax rates for the three and nine months ended September 30, 2012 were 24.9% and (5.3)%, respectively.  The effective rate for the three months ended September 30, 2012 was primarily impacted by reduced non-U.S. tax rates on financial reporting gains resulting from the disposition of certain foreign subsidiaries.  The effective tax rate for the nine months ended September 30, 2012 was primarily impacted by the inability to record tax benefits on tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future periods.

Supplemental Cash Flow Information

During the nine months ended September 30, 2013 and 2012, cash paid for interest and income taxes, net of income tax refunds of $1.2 million and $3.7 million, respectively, was as follows:

(In thousands)	Nine Months Ended September 30,
	2013	2012
Interest	$259,963	$267,395
Income taxes	34,456	41,176

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

The cost, unrealized holding gains or losses, and fair value of the Company’s investments at September 30, 2013 and December 31, 2012 are as follows:

(In thousands)	September 30, 2013	December 31, 2012
Cost	$625	$609
Gross unrealized losses	-	-
Gross unrealized gains	334	81
Fair value	$959	$690

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

Stockholder Litigation

Two derivative lawsuits were filed in March 2012 in Delaware Chancery Court by stockholders of the Company.  The consolidated lawsuits were captioned In re Clear Channel Outdoor Holdings, Inc. Derivative Litigation, Consolidated Case No. 7315-CS. The complaints named as defendants certain of Clear Channel Communications’ and the Company’s current and former directors and Clear Channel Communications, as well as Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P.  The Company also was named as a nominal defendant.  The complaints alleged, among other things, that in December 2009 Clear Channel Communications breached fiduciary duties to the Company and its stockholders by allegedly requiring the Company to agree to amend the terms of a revolving promissory note payable by Clear Channel Communications to the Company (the “Due from CCU Note”) to extend the maturity date of the note and to amend the interest rate payable on the note.  According to the complaints, the terms of the amended Due from CCU Note were unfair to the Company because, among other things, the interest rate was below market.  The complaints further alleged that Clear Channel Communications was unjustly enriched as a result of that transaction.  The complaints also alleged that the director defendants breached fiduciary duties to the Company in connection with that transaction and that the transaction constituted corporate waste.  On March 28, 2013, to avoid the costs, disruption and distraction of further litigation, and without admitting the validity of any allegations made in the complaint, legal counsel for the defendants entered into a binding memorandum of understanding (the “MOU”) with legal counsel for a special litigation committee consisting of certain of the Company’s independent directors and the plaintiffs to settle the litigation.  The Company filed the MOU with the SEC as an exhibit to its Current Report on Form 8-K filed on April 3, 2013.  On July 8, 2013, the parties executed a Stipulation of Settlement, on terms consistent with the MOU, and presented the Stipulation of Settlement to the Delaware Chancery Court for approval. The Company filed the Stipulation of Settlement with the SEC as an exhibit to its Current Reports on Form 8-K filed on July 9, 2013 and July 19, 2013. On September 9, 2013, the Delaware Chancery Court approved the settlement and, on October 9, 2013, the right to appeal expired.

On October 19, 2013, in accordance with the terms of the settlement, the Company (i) notified Clear Channel Communications of its intent to make a demand for repayment of $200 million outstanding under the Due from CCU Note on November 8, 2013, (ii) declared a dividend of $200 million, which is conditioned upon Clear Channel Communications having satisfied such demand, to be paid on November 8, 2013, and (iii) established a committee of its board of directors for the specific purpose of monitoring the Due from CCU Note.

On October 23, 2013, Clear Channel Communications and the Company amended the Due from CCU Note in accordance with the terms of the settlement.

The Company announced its intent to make a demand for repayment of $200 million outstanding under the Due from CCU Note and its declaration of the dividend in its Current Report on Form 8-K filed on October 21, 2013, and filed a copy of the amendment to the Due from CCU Note as an exhibit to its Current Report on Form 8-K filed on October 23, 2013.

Los Angeles Litigation

In 2008, Summit Media, LLC, one of the Company’s competitors, sued the City of Los Angeles (the “City”), Clear Channel Outdoor, Inc. and CBS Outdoor in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties. Pursuant to the settlement agreement, Clear Channel Outdoor, Inc. had taken down existing billboards and converted 83 existing signs from static displays to digital displays pursuant to modernization permits issued through an administrative process of the City. The Los Angeles Superior Court ruled in January 2010 that the

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

settlement agreement constituted an ultra vires act of the City and nullified its existence, but did not invalidate the modernization permits issued to Clear Channel Outdoor, Inc. and CBS. All parties appealed the ruling by the Los Angeles Superior Court to Court of Appeal for the State of California, Second Appellate District, Division 8. On December 10, 2012, the Court of Appeal issued an order upholding the Superior Court’s finding that the settlement agreement was ultra vires and remanding the case to the Superior Court for the purpose of invalidating the modernization permits issued to Clear Channel Outdoor, Inc. and CBS for the digital displays that were the subject of the settlement agreement.  On January 22, 2013, Clear Channel Outdoor, Inc. filed a petition with the California Supreme Court requesting its review of the matter, and the Supreme Court denied that petition on February 27, 2013.  On April 12, 2013, the Los Angeles Superior Court invalidated 82 digital modernization permits issued to Clear Channel Outdoor, Inc. and 13 issued to CBS and ordered that the companies turn off the electrical power to affected digital displays by the close of business on April 15, 2013.  Clear Channel Outdoor, Inc. has complied with the order.  On April 16, 2013, the Court conducted further proceedings during which it held that it was not invalidating two additional digital modernization permits that Clear Channel Outdoor, Inc. had secured through a special zoning plan and confirmed that its April 12 order invalidated only digital modernization permits – no other types of permits the companies may have secured for the signs at issue. Summit Media, LLC has filed a further motion requesting that the Court order the demolition of the 82 sign structures on which the now-invalidated digital signs operated, as well as the invalidation of several other permits for traditional signs allegedly issued under the settlement agreement.  At a hearing held on September 16, 2013 the Court ordered Clear Channel Outdoor, Inc. to produce evidence on a sign-by-sign basis of the permitting history of each sign. This evidentiary hearing is scheduled for November 8, 2013.  Additionally, Summit Media, LLC has filed a motion for attorney’s fees under a private attorney general theory.  That motion currently is scheduled to be heard on December 11, 2013.

Guarantees

As of September 30, 2013, the Company had $71.2 million in letters of credit outstanding, of which $36.3 million of letters of credit were cash secured. Additionally, as of September 30, 2013, Clear Channel Communications had outstanding commercial standby letters of credit and surety bonds of $0.3 million and $47.6 million, respectively, held on behalf of the Company.  These letters of credit and surety bonds relate to various operational matters, including insurance, bid and performance bonds, as well as other items. Letters of credit in the amount of $2.0 million are collateral in support of surety bonds and these amounts would only be drawn under the letter of credit in the event the associated surety bonds were funded and the Company did not honor its reimbursement obligation to the issuers.

In addition, as of September 30, 2013, the Company had outstanding bank guarantees of $51.4 million related to international subsidiaries, of which $13.7 million were backed by cash collateral.

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

Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications.  As a part of these services, the Company maintains collection bank accounts swept daily into accounts of Clear Channel Communications (after satisfying the funding requirements of the Trustee Accounts under the Clear Channel Worldwide Holdings, Inc. (“CCWH”) senior notes and the CCWH Subordinated Notes).  In return, Clear Channel Communications funds the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment.  The Company’s claim in relation to cash transferred from its concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account.  At September 30, 2013 and December 31, 2012, the asset recorded in “Due from Clear Channel Communications” on the condensed consolidated balance sheets was $944.6 million and $729.2 million, respectively.

The net interest income for the three months ended September 30, 2013 and 2012 was $14.9 million and $16.9 million, respectively.  The net interest income for the nine months ended September 30, 2013 and 2012 was $39.4 million and $49.0 million, respectively.  At September 30, 2013 and December 31, 2012, the fixed interest rate on the “Due from Clear Channel Communications” account was 6.5%, which is equal to the fixed interest rate on the CCWH senior notes.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The Company provides advertising space on its billboards for radio stations owned by Clear Channel Communications.  For the three months ended September 30, 2013 and 2012, the Company recorded $1.1 million and $0.5 million, respectively, in revenue for these advertisements. For the nine months ended September 30, 2013 and 2012, the Company recorded $1.3 million and $1.1 million, respectively, in revenue for these advertisements.

Under the Corporate Services Agreement between Clear Channel Communications and the Company, Clear Channel Communications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) certain executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services.  These services are charged to the Company based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis.  For the three months ended September 30, 2013 and 2012, the Company recorded $8.9 million and $9.5 million, respectively, as a component of corporate expenses for these services.  For the nine months ended September 30, 2013 and 2012, the Company recorded $27.6 million and $24.6 million, respectively, as a component of corporate expenses for these services.

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

Pursuant to the Employee Matters Agreement, the Company’s employees participate in Clear Channel Communications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan.  These costs are recorded as a component of selling, general and administrative expenses and were approximately $2.6 million and $2.8 million for the three months ended September 30, 2013 and 2012, respectively.  For the nine months ended September 30, 2013 and 2012, the Company recorded approximately $8.0 million and $8.6 million, respectively, as a component of selling, general and administrative expenses for these services.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 8 – SHARHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity.  The following table shows the changes in shareholders’ equity attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2013	$198,155	$247,934	$446,089
Net income (loss)	(61,152)	17,723	(43,429)
Dividends and other payments to noncontrolling interests (1)	-	(58,942)	(58,942)
Foreign currency translation adjustments	(10,064)	(789)	(10,853)
Unrealized holding gain on marketable securities	229	-	229
Other adjustments to comprehensive loss	(2,430)	-	(2,430)
Other, net	4,691	614	5,305
Balances at September 30, 2013	$129,429	$206,540	$335,969

Balances at January 1, 2012	$2,508,697	$231,530	2,740,227
Net income (loss)	(34,702)	14,986	(19,716)
Dividends paid by the Company	(2,170,396)	-	(2,170,396)
Dividends and other payments to noncontrolling interests	-	(3,030)	(3,030)
Foreign currency translation adjustments	14,299	(551)	13,748
Unrealized holding loss on marketable securities	(1,077)	-	(1,077)
Other adjustments to comprehensive loss	(534)	-	(534)
Other, net	7,093	(1,814)	5,279
Balances at September 30, 2012	$323,380	$241,121	$564,501

(1)        Included in “Dividends and other payments to noncontrolling interests” are $45.1 million in dividends declared but not yet paid by an entity for which the Company has a controlling financial interest and whose results are consolidated in the Company’s financial statements.  This amount will be paid by that entity during the fourth quarter of 2013 and, therefore, is accrued in “Other current liabilities” at September 30, 2013.

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

The following table presents the Company’s reportable segment results for the three and nine months ended September 30, 2013 and 2012:

(In thousands)			Corporate and other
	Americas	International	reconciling items	Consolidated
Three months ended September 30, 2013
Revenue	$331,346	$391,667	$-	$723,013
Direct operating expenses	140,972	255,122	-	396,094
Selling, general and administrative expenses	55,739	75,698	-	131,437
Depreciation and amortization	48,530	49,090	724	98,344
Corporate expenses	-	-	29,719	29,719
Other operating income, net	-	-	6,604	6,604
Operating income (loss)	$86,105	$11,757	$(23,839)	$74,023

Capital expenditures	$13,838	$19,983	$419	$34,240
Share-based compensation expense	$-	$-	$1,652	$1,652

Three months ended September 30, 2012
Revenue	$335,021	$396,120	$-	$731,141
Direct operating expenses	144,721	245,918	-	390,639
Selling, general and administrative expenses	54,225	82,357	-	136,582
Depreciation and amortization	50,177	49,740	435	100,352
Corporate expenses	-	-	28,820	28,820
Other operating income, net	-	-	42,397	42,397
Operating income	$85,898	$18,105	$13,142	$117,145

Capital expenditures	$25,633	$30,238	$702	$56,573
Share-based compensation expense	$-	$-	$3,660	$3,660

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)			Corporate and other
	Americas	International	reconciling items	Consolidated
Nine Months Ended September 30, 2013
Revenue	$952,832	$1,187,262	$-	$2,140,094
Direct operating expenses	419,676	762,167	-	1,181,843
Selling, general and administrative expenses	165,232	238,786	-	404,018
Depreciation and amortization	144,256	150,013	1,968	296,237
Corporate expenses	-	-	91,435	91,435
Other operating income, net	-	-	12,404	12,404
Operating income (loss)	$223,668	$36,296	$(80,999)	$178,965

Capital expenditures	$43,489	$68,683	$2,173	$114,345
Share-based compensation expense	$-	$-	$5,647	$5,647

Nine Months Ended September 30, 2012
Revenue	$935,850	$1,207,900	$-	$2,143,750
Direct operating expenses	429,989	757,682	-	1,187,671
Selling, general and administrative expenses	150,658	270,019	-	420,677
Depreciation and amortization	141,702	149,485	1,170	292,357
Corporate expenses	-	-	86,223	86,223
Other operating income, net	-	-	49,146	49,146
Operating income (loss)	$213,501	$30,714	$(38,247)	$205,968

Capital expenditures	$84,749	$97,147	$5,473	$187,369
Share-based compensation expense	$-	$-	$9,016	$9,016

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

(In thousands)	As of September 30, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$126,025	$-	$4,569	$287,999	$-	$418,593
Accounts receivable, net of allowance	-	-	217,338	486,594	-	703,932
Intercompany receivables	-	98,624	1,504,778	-	(1,603,402)	-
Prepaid expenses	2,925	-	65,158	73,031	-	141,114
Other current assets	4	6,850	9,565	46,283	-	62,702
Total Current Assets	128,954	105,474	1,801,408	893,907	(1,603,402)	1,326,341
Structures, net	-	-	1,163,860	614,204	-	1,778,064
Other property, plant and equipment, net	-	-	152,423	140,847	-	293,270
Indefinite-lived intangibles	-	-	1,055,169	14,966	-	1,070,135
Other intangibles, net	-	-	344,104	156,130	-	500,234
Goodwill	-	-	571,932	288,364	-	860,296
Due from Clear Channel Communications	944,628	-	-	-	-	944,628
Intercompany notes receivable	182,026	5,090,941	-	-	(5,272,967)	-
Other assets	384,327	850,357	1,354,382	57,947	(2,491,714)	155,299
Total Assets	$1,639,935	$6,046,772	$6,443,278	$2,166,365	$(9,368,083)	$6,928,267

Accounts payable	$-	$-	$7,454	$66,356	$-	$73,810
Intercompany payable	1,501,101	-	98,624	3,677	(1,603,402)	-
Accrued expenses	181	1,709	92,312	425,963	-	520,165
Deferred income	-	-	55,715	72,846	-	128,561
Other current liabilities	-	-	-	45,080	-	45,080
Current portion of long-term debt	-	-	46	6,365	-	6,411
Total Current Liabilities	1,501,282	1,709	254,151	620,287	(1,603,402)	774,027
Long-term debt	-	4,918,105	1,146	14,245	-	4,933,496
Intercompany notes payable	-	-	5,034,457	238,510	(5,272,967)	-
Deferred tax liability	761	85	623,982	8,887	-	633,715
Other long-term liabilities	-	-	145,153	105,907	-	251,060
Total shareholders' equity	137,892	1,126,873	384,389	1,178,529	(2,491,714)	335,969
Total Liabilities and Shareholders' Equity	$1,639,935	$6,046,772	$6,443,278	$2,166,365	$(9,368,083)	$6,928,267

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	As of December 31, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$207,411	$-	$-	$359,361	$(4,793)	$561,979
Accounts receivable, net of allowance	-	-	258,727	495,931	-	754,658
Intercompany receivables	-	-	1,407,392	-	(1,407,392)	-
Prepaid expenses	2,109	-	70,822	78,666	-	151,597
Other current assets	9	6,850	4,231	30,022	-	41,112
Total Current Assets	209,529	6,850	1,741,172	963,980	(1,412,185)	1,509,346
Structures, net	-	-	1,231,465	659,228	-	1,890,693
Other property, plant and equipment, net	-	-	170,741	146,310	-	317,051
Indefinite-lived intangibles	-	-	1,055,168	15,552	-	1,070,720
Other intangibles, net	-	-	359,460	198,018	-	557,478
Goodwill	-	-	571,933	290,315	-	862,248
Due from Clear Channel Communications	729,157	-	-	-	-	729,157
Intercompany notes receivable	182,026	5,129,823	-	-	(5,311,849)	-
Other assets	457,872	883,895	1,389,289	62,271	(2,624,238)	169,089
Total Assets	$1,578,584	$6,020,568	$6,519,228	$2,335,674	$(9,348,272)	$7,105,782

Accounts payable	$-	$-	$13,891	$86,417	$(4,793)	$95,515
Intercompany payable	1,373,828	15,730	-	17,834	(1,407,392)	-
Accrued expenses	394	(73,766)	173,024	438,847	-	538,499
Deferred income	-	-	50,153	56,881	-	107,034
Other current liabilities	-	-	-	60,950	-	60,950
Current portion of long-term debt	-	-	41	9,366	-	9,407
Total Current Liabilities	1,374,222	(58,036)	237,109	670,295	(1,412,185)	811,405
Long-term debt	-	4,917,702	1,182	16,504	-	4,935,388
Intercompany notes payable	6,042	-	5,036,422	269,385	(5,311,849)	-
Deferred tax liability	226	85	644,521	28,236	-	673,068
Other long-term liabilities	-	-	142,061	97,771	-	239,832
Total shareholders' equity	198,094	1,160,817	457,933	1,253,483	(2,624,238)	446,089
Total Liabilities and Shareholders' Equity	$1,578,584	$6,020,568	$6,519,228	$2,335,674	$(9,348,272)	$7,105,782

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended September 30, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$309,906	$413,107	$-	$723,013
Operating expenses:
Direct operating expenses	-	-	126,891	269,203	-	396,094
Selling, general and administrative expenses	-	-	52,343	79,094	-	131,437
Corporate expenses	3,261	-	15,404	11,054	-	29,719
Depreciation and amortization	-	-	48,185	50,159	-	98,344
Other operating income (expense), net	(121)	-	6,889	(164)	-	6,604
Operating income (loss)	(3,382)	-	73,972	3,433	-	74,023
Interest (income) expense, net	(23)	88,534	(69)	(473)	-	87,969
Interest income on Due from Clear Channel Communications	14,940	-	-	-	-	14,940
Intercompany interest income	3,841	85,642	15,411	-	(104,894)	-
Intercompany interest expense	14,940	-	89,751	203	(104,894)	-
Loss on marketable securities	-	-	-	(18)	-	(18)
Equity in earnings (loss) of nonconsolidated affiliates	3,021	(7,058)	(8,085)	(1,037)	12,514	(645)
Other income (expense), net	1,432	-	(4,050)	4,063	-	1,445
Income (loss) before income taxes	4,935	(9,950)	(12,434)	6,711	12,514	1,776
Income tax benefit (expense)	(717)	115	15,455	(4,639)	-	10,214
Consolidated net income (loss)	4,218	(9,835)	3,021	2,072	12,514	11,990
Less amount attributable to noncontrolling interest	-	-	-	7,772	-	7,772
Net income (loss) attributable to the Company	$4,218	$(9,835)	$3,021	$(5,700)	$12,514	$4,218
Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	10	1,364	32,909	-	34,283
Unrealized gain on marketable securities	-	-	-	13	-	13
Other adjustments to comprehensive income	(1,432)	-	-	-	-	(1,432)
Equity in subsidiary comprehensive income	28,255	27,733	26,891	-	(82,879)	-
Comprehensive income	31,041	17,908	31,276	27,222	(70,365)	37,082
Less amount attributable to noncontrolling interest	-	-	-	6,041	-	6,041
Comprehensive income attributable to the Company	$31,041	$17,908	$31,276	$21,181	$(70,365)	$31,041

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended September 30, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$312,395	$418,746	$-	$731,141
Operating expenses:
Direct operating expenses	-	-	130,215	260,424	-	390,639
Selling, general and administrative expenses	-	-	50,842	85,740	-	136,582
Corporate expenses	4,598	-	14,524	9,698	-	28,820
Depreciation and amortization	-	-	49,633	50,719	-	100,352
Other operating income (loss), net	(126)	-	2,784	39,739	-	42,397
Operating income (loss)	(4,724)	-	69,965	51,904	-	117,145
Interest (income) expense, net	(81)	100,782	2,129	(218)	-	102,612
Interest income on Due from Clear Channel Communications	16,913	-	-	-	-	16,913
Intercompany interest income	3,602	99,266	16,913	112	(119,893)	-
Intercompany interest expense	17,029	-	102,719	145	(119,893)	-
Equity in earnings (loss) of nonconsolidated affiliates	18,009	31,938	28,453	(544)	(78,090)	(234)
Other income, net	-	-	46	1,779	-	1,825
Income before income taxes	16,852	30,422	10,529	53,324	(78,090)	33,037
Income tax benefit (expense)	432	(4,078)	7,480	(12,046)	-	(8,212)
Consolidated net income	17,284	26,344	18,009	41,278	(78,090)	24,825
Less amount attributable to noncontrolling interest	-	-	-	7,541	-	7,541
Net income attributable to the Company	$17,284	$26,344	$18,009	$33,737	$(78,090)	$17,284
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(270)	6	527	18,317	-	18,580
Unrealized loss on marketable securities	-	-	(1,077)	(10)	-	(1,087)
Other adjustments to comprehensive loss	-	-	555	(1,243)	-	(688)
Equity in subsidiary comprehensive income	15,891	18,740	15,193	-	(49,824)	-
Comprehensive income	32,905	45,090	33,207	50,801	(127,914)	34,089
Less amount attributable to noncontrolling interest	-	-	(693)	1,877	-	1,184
Comprehensive income attributable to the Company	$32,905	$45,090	$33,900	$48,924	$(127,914)	$32,905

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$886,490	$1,253,604	$-	$2,140,094
Operating expenses:
Direct operating expenses	-	-	376,146	805,697	-	1,181,843
Selling, general and administrative expenses	-	-	153,982	250,036	-	404,018
Corporate expenses	9,751	3	48,188	33,493	-	91,435
Depreciation and amortization	-	-	142,956	153,281	-	296,237
Other operating income (expense), net	(361)	-	11,912	853	-	12,404
Operating income (loss)	(10,112)	(3)	177,130	11,950	-	178,965
Interest (income) expense, net	(127)	264,642	555	(945)	-	264,125
Interest income on Due from Clear Channel Communications	39,356	-	-	-	-	39,356
Intercompany interest income	11,323	255,957	39,827	1	(307,108)	-
Intercompany interest expense	39,582	-	267,281	245	(307,108)	-
Loss on marketable securities	-	-	-	(18)	-	(18)
Equity in loss of nonconsolidated affiliates	(62,743)	(20,176)	(19,661)	(2,315)	103,934	(961)
Other income (expense), net	1,432	-	(12,684)	11,480	-	228
Income (loss) before income taxes	(60,199)	(28,864)	(83,224)	21,798	103,934	(46,555)
Income tax benefit (expense)	(953)	3,145	20,481	(19,547)	-	3,126
Consolidated net income (loss)	(61,152)	(25,719)	(62,743)	2,251	103,934	(43,429)
Less amount attributable to noncontrolling interest	-	-	-	17,723	-	17,723
Net loss attributable to the Company	$(61,152)	$(25,719)	$(62,743)	$(15,472)	$103,934	$(61,152)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(31)	(1)	(4,336)	(6,485)	-	(10,853)
Unrealized gain on marketable securities	-	-	-	229	-	229
Other adjustments to comprehensive loss	(1,432)	-	-	(998)	-	(2,430)
Equity in subsidiary comprehensive loss	(10,802)	(5,657)	(6,466)	-	22,925	-
Comprehensive loss	(73,417)	(31,377)	(73,545)	(22,726)	126,859	(74,206)
Less amount attributable to noncontrolling interest	-	-	-	(789)	-	(789)
Comprehensive loss attributable to the Company	$(73,417)	$(31,377)	$(73,545)	$(21,937)	$126,859	$(73,417)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$871,874	$1,271,876	$-	$2,143,750
Operating expenses:
Direct operating expenses	-	-	386,628	801,043	-	1,187,671
Selling, general and administrative expenses	-	-	139,924	280,753	-	420,677
Corporate expenses	11,979	-	45,144	29,100	-	86,223
Depreciation and amortization	-	-	139,648	152,709	-	292,357
Other operating income (loss), net	(368)	-	9,781	39,733	-	49,146
Operating income (loss)	(12,347)	-	170,311	48,004	-	205,968
Interest (income) expense, net	(328)	266,537	6,516	671	-	273,396
Interest income on Due from Clear Channel Communications	48,982	-	-	-	-	48,982
Intercompany interest income	10,756	263,470	48,982	531	(323,739)	-
Intercompany interest expense	49,328	-	273,880	531	(323,739)	-
Equity in loss of nonconsolidated affiliates	(33,694)	21,548	16,116	(821)	(3,119)	30
Other income (expense), net	-	(301)	(6,436)	6,437	-	(300)
Income (loss) before income taxes	(35,303)	18,180	(51,423)	52,949	(3,119)	(18,716)
Income tax benefit (expense)	601	(4,007)	17,729	(15,323)	-	(1,000)
Consolidated net income (loss)	(34,702)	14,173	(33,694)	37,626	(3,119)	(19,716)
Less amount attributable to noncontrolling interest	-	-	-	14,986	-	14,986
Net income (loss) attributable to the Company	$(34,702)	$14,173	$(33,694)	$22,640	$(3,119)	$(34,702)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,467	4	1,947	10,330	-	13,748
Unrealized gain on marketable securities	-	-	(1,077)	-	-	(1,077)
Other adjustments to comprehensive income (loss)	-	-	555	(1,089)	-	(534)
Equity in subsidiary comprehensive income (loss)	11,221	8,018	9,103	-	(28,342)	-
Comprehensive income (loss)	(22,014)	22,195	(23,166)	31,881	(31,461)	(22,565)
Less amount attributable to noncontrolling interest	-	-	(693)	142	-	(551)
Comprehensive income (loss) attributable to the Company	$(22,014)	$22,195	$(22,473)	$31,739	$(31,461)	$(22,014)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(61,152)	$(25,719)	$(62,743)	$2,251	$103,934	$(43,429)
Reconciling items:
Depreciation and amortization	-	-	142,956	153,281	-	296,237
Deferred taxes	536	-	(21,526)	(16,856)	-	(37,846)
Provision for doubtful accounts	-	-	2,479	962	-	3,441
Share-based compensation	-	-	3,508	2,139	-	5,647
(Gain) loss on sale of operating assets	361	-	(11,912)	(853)	-	(12,404)
Amortization of deferred financing charges and note discounts, net	-	5,540	862	-	-	6,402
Other reconciling items, net	61,311	20,176	22,685	2,080	(103,934)	2,318
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	-	-	38,679	10,661	-	49,340
Increase in deferred income	-	-	5,578	15,857	-	21,435
Increase (decrease) in accrued expenses	(213)	75,475	(78,951)	(16,323)	-	(20,012)
Decrease in accounts payable	-	(1)	(6,436)	(20,247)	4,793	(21,891)
Changes in other operating assets and liabilities	(1,176)	-	8,143	(5,082)	-	1,885
Net cash provided by (used for) operating activities	(333)	75,471	43,322	127,870	4,793	251,123
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(45,100)	(69,245)	-	(114,345)
Purchases of other operating assets	-	-	(480)	(362)	-	(842)
Proceeds from disposal of assets	-	-	11,727	5,752	-	17,479
Decrease in Intercompany notes receivable, net	-	38,882	-	-	(38,882)	-
Dividends from subsidiaries	1,153	-	-	-	(1,153)	-
Change in other, net	-	-	-	(2,271)	-	(2,271)
Net cash provided by (used for) investing activities	1,153	38,882	(33,853)	(66,126)	(40,035)	(99,979)
Cash flows from financing activities:
Draws on credit facilities	-	-	-	2,752	-	2,752
Payments on credit facilities	-	-	-	(1,344)	-	(1,344)
Proceeds from long-term debt	-	-	-	51	-	51
Payments on long-term debt	-	-	(64)	(5,414)	-	(5,478)
Payments to repurchase noncontrolling interests	-	-	-	(61,143)	-	(61,143)
Decrease in intercompany notes payable, net	-	-	-	(38,882)	38,882	-
Net transfers to Clear Channel Communications	(215,478)	-	-	-	-	(215,478)
Intercompany funding	131,662	(114,353)	(4,499)	(12,810)	-	-
Deferred financing charges	-	-	(337)	-	-	(337)
Dividends paid	-	-	-	(1,153)	1,153	-
Dividends and other payments to noncontrolling interests	-	-	-	(13,862)	-	(13,862)
Change in other, net	1,610	-	-	-	-	1,610
Net cash used for financing activities	(82,206)	(114,353)	(4,900)	(131,805)	40,035	(293,229)
Effect of exchange rate changes on cash	-	-	-	(1,301)	-	(1,301)
Net increase (decrease) in cash and cash equivalents	(81,386)	-	4,569	(71,362)	4,793	(143,386)
Cash and cash equivalents at beginning of period	207,411	-	-	359,361	(4,793)	561,979
Cash and cash equivalents at end of period	$126,025	$-	$4,569	$287,999	$-	$418,593

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(34,702)	$14,173	$(33,694)	$37,626	$(3,119)	$(19,716)
Reconciling items:
Depreciation and amortization	-	-	139,648	152,709	-	292,357
Deferred taxes	-	222	(20,613)	(12,385)	-	(32,776)
Provision for doubtful accounts	-	-	2,085	2,422	-	4,507
Share-based compensation	-	-	5,225	3,791	-	9,016
(Gain) loss on sale of operating assets	368	-	(9,781)	(39,733)	-	(49,146)
Amortization of deferred financing charges and note discounts, net	-	2,234	6,214	-	-	8,448
Other reconciling items, net	33,694	(21,548)	(23,773)	7,756	3,119	(752)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase (decrease) in accounts receivable	-	-	674	(683)	-	(9)
Increase in deferred income	-	-	4,239	21,434	-	25,673
Decrease in accrued expenses	(744)	4,749	(15,880)	(1,913)	-	(13,788)
Decrease in accounts payable	-	-	(31,354)	(4,081)	28,055	(7,380)
Changes in other operating assets and liabilities	(2,309)	(1,201)	27,949	(14,967)	-	9,472
Net cash provided by (used for) operating activities	(3,693)	(1,371)	50,939	151,976	28,055	225,906
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(88,628)	(98,741)	-	(187,369)
Purchases of businesses and other operating assets	-	-	(952)	(8,446)	-	(9,398)
Proceeds from disposal of assets	-	-	8,455	45,592	-	54,047
(Increase) decrease in intercompany notes receivable, net	-	(2,165,255)	(3,763)	2,663	2,166,355	-
Dividends from subsidiaries	2,167,000	-	641	-	(2,167,641)	-
Change in other, net	-	-	(1,000)	(2,775)	-	(3,775)
Net cash provided by (used for) investing activities	2,167,000	(2,165,255)	(85,247)	(61,707)	(1,286)	(146,495)
Cash flows from financing activities:
Draws on credit facilities	-	-	-	2,063	-	2,063
Payments on credit facilities	-	-	-	(1,922)	-	(1,922)
Proceeds from long-term debt	-	2,200,000	-	-	-	2,200,000
Payments on long-term debt	-	-	(65)	(7,236)	-	(7,301)
Payments to repurchase noncontrolling interests	-	-	-	(7,040)	-	(7,040)
Increase in intercompany notes payable, net	-	-	2,162,592	3,763	(2,166,355)	-
Net transfers to Clear Channel Communications	(67,277)	-	-	-	-	(67,277)
Intercompany funding	(42,918)	(374)	45,783	(2,491)	-	-
Deferred financing charges	-	(33,000)	(7,002)	-	-	(40,002)
Dividends paid	(2,170,396)	-	(2,167,000)	(641)	2,167,641	(2,170,396)
Dividends and other payments to noncontrolling interests	-	-	-	(3,030)	-	(3,030)
Change in other, net	6,253	-	-	-	-	6,253
Net cash provided by (used for) financing activities	(2,274,338)	2,166,626	34,308	(16,534)	1,286	(88,652)
Effect of exchange rate changes on cash	-	-	-	1,493	-	1,493
Net increase (decrease) in cash and cash equivalents	(111,031)	-	-	75,228	28,055	(7,748)
Cash and cash equivalents at beginning of period	325,696	-	-	249,448	(32,489)	542,655
Cash and cash equivalents at end of period	$214,665	$-	$-	$324,676	$(4,434)	$534,907

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

Executive Summary

The key developments in our business for the three and nine months ended September 30, 2013 are summarized below:

•         Consolidated revenue decreased $8.1 million including an increase of $0.4 million from movements in foreign exchange during the three months ended September 30, 2013, and decreased $3.7 million including an increase of $1.3 million from movements in foreign exchange during the first nine months of 2013 compared to the same periods of 2012. Excluding foreign exchange impacts and the $2.9 million and $20.4 million impact of our divestiture of our international neon business for the three month and nine month periods of 2012, respectively, consolidated revenue decreased $5.6 million and increased $15.4 million, respectively, over the comparable three-month and nine-month periods of 2012.

•         Americas revenue decreased $3.7 million during the three months ended September 30, 2013 compared to the same period of 2012 due primarily to lower airport revenues resulting from contract losses partially offset by increased rates and occupancy from our bulletins. Americas revenue increased $17.0 million during the nine months ended September 30, 2013 compared to the same period of 2012 due primarily to increases in occupancy, capacity and rates in our digital and traditional product lines.

•         International revenue decreased $4.5 million and $20.6 million including increases of $1.0 million and $2.1 million from movements in foreign exchange during the three and nine months ended September 30, 2013, respectively, compared to the same periods of 2012.  Excluding foreign exchange impacts and the $2.9 million and $20.4 million impact of our divestiture of our international neon business for the three and nine month periods of 2012, respectively, revenue decreased $2.6 million and $2.3 million, respectively, over the comparable three-month and nine-month periods of 2012. Continued weakened macro-economic conditions in Europe were partially offset by growth in other markets.

•         During the third quarter of 2013, we spent $9.1 million on strategic revenue and cost-saving initiatives to realign and improve our on-going business operations—a decrease of $0.7 million compared to the third quarter of 2012.  For the nine months ended September 30, 2013, we spent $23.5 million on strategic revenue and cost-saving initiatives—a decrease of $2.6 million compared to the same period of 2012.

•         During the third quarter of 2013, we entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital, to issue letters of credit and for other general corporate purposes.  At September 30, 2013, there were no amounts outstanding under the revolving credit facility, and $32.6 million of letters of credit under the revolving credit facility, which reduce availability under the facility.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of our results of operations for the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2012 is as follows:

(In thousands)	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2013	2012	Change	2013	2012	Change
Revenue	$723,013	$731,141	(1%)	$2,140,094	$2,143,750	(0%)
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	396,094	390,639	1%	1,181,843	1,187,671	(0%)
Selling, general and administrative expenses (excludes depreciation and amortization)	131,437	136,582	(4%)	404,018	420,677	(4%)
Corporate expenses (excludes depreciation and amortization)	29,719	28,820	3%	91,435	86,223	6%
Depreciation and amortization	98,344	100,352	(2%)	296,237	292,357	1%
Other operating income, net	6,604	42,397	(84%)	12,404	49,146	(75%)
Operating income	74,023	117,145	(37%)	178,965	205,968	(13%)
Interest expense	87,969	102,612		264,125	273,396
Interest income on Due from Clear Channel Communications	14,940	16,913		39,356	48,982
Loss on marketable securities	(18)	-		(18)	-
Equity in earnings (loss) of nonconsolidated affiliates	(645)	(234)		(961)	30
Other income (expense), net	1,445	1,825		228	(300)
Income (loss) before income taxes	1,776	33,037		(46,555)	(18,716)
Income tax expense (benefit)	10,214	(8,212)		3,126	(1,000)
Consolidated net income (loss)	11,990	24,825		(43,429)	(19,716)
Less amount attributable to noncontrolling interest	7,772	7,541		17,723	14,986
Net income (loss) attributable to the Company	$4,218	$17,284		$(61,152)	$(34,702)

Consolidated Revenue

Our consolidated revenue during the third quarter of 2013 decreased $8.1 million including an increase of $0.4 million from movements in foreign exchange compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $2.9 million impact of our divestiture of our international neon business during the third quarter of 2012, consolidated revenue decreased $5.6 million.  Americas revenue decreased $3.7 million driven primarily by airport contract losses, partially offset by increased rates and occupancy for bulletins.  Our International revenue decreased $4.5 million including positive movements in foreign exchange of $1.0 million compared to the same period of 2012. Excluding the impact of foreign exchange movements and the $2.9 million impact of our divestiture of our international neon business during the third quarter of 2012, International revenue decreased $2.6 million.  Declines in certain countries in Europe as a result of weakened macroeconomic conditions were partially offset by revenue growth in street furniture in other countries.

Our consolidated revenue decreased $3.7 million including an increase of $1.3 million from movements in foreign exchange during the first nine months of 2013 compared to the same period of 2012. Excluding the impact of foreign exchange movements and excluding the $20.4 million impact of our divestiture of our international neon business during the third quarter of 2012, consolidated revenue increased $15.4 million.  Americas revenue increased $17.0 million, driven primarily by increased capacity and occupancy of our digital displays and increased occupancy and rates of our traditional displays.  Our International revenue decreased $20.6 million including positive movements in foreign exchange of $2.1 million compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $20.4 million impact of our divestiture of our international neon business during the third quarter of 2012, revenue decreased $2.3 million.  Declines in certain countries in Europe as a result of weakened macroeconomic conditions were partially offset by growth in street furniture and transit revenue in other countries.

Consolidated Direct Operating Expenses

Direct operating expenses increased $5.5 million including an increase of $1.3 million from movements in foreign exchange during the third quarter of 2013 compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $1.9 million impact of our divestiture of our international neon business during 2012, consolidated direct operating expenses increased $6.1 million.  Direct operating expenses in our Americas segment decreased $3.7 million primarily due to reduced variable site lease expenses as a result of lower revenues from our airports business.  Direct operating expenses in our International segment increased $9.2 million including an increase of $1.7 million from movements in foreign exchange compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $1.9 million impact of our divestiture of our international neon business during 2012, direct operating expenses increased $9.4 million primarily from higher variable costs in certain countries where revenues have increased, partially offset by lower site lease and other expenses as a result of declining sales in other countries.

Direct operating expenses decreased $5.8 million including an increase of $2.5 million from movements in foreign exchange during the first nine months of 2013 compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $13.0 million impact of our divestiture of our international neon business in 2012, consolidated direct operating expenses increased $4.7 million.  Americas direct operating expenses decreased $10.3 million, primarily due to the benefits resulting from our previous strategic cost initiatives and mix of higher margin products.  Direct operating expenses in our International segment increased $4.5 million including an increase of $3.1 million from movements in foreign exchange compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $13.0 million impact of our divestiture of our international neon business during 2012, direct operating expenses increased $14.4 million primarily driven by higher site lease and other expenses as a result of increased sales in certain countries, partially offset by lower variable costs in other countries where revenues have declined.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses decreased $5.1 million on both a reported basis and excluding offsetting impacts from movements in foreign exchange and our divestiture of our international neon business during 2012.  SG&A expenses increased $1.5 million in our Americas segment primarily due to small increases across a variety of expenses.  Our International segment SG&A expenses decreased $6.7 million on both a reported basis and excluding offsetting impacts of the effects of movements in foreign exchange and our divestiture of our international neon business during 2012, primarily due to the benefits in 2013 resulting from our previous strategic cost initiatives in certain countries.

SG&A expenses decreased $16.7 million including an increase of $1.1 million from movements in foreign exchange during the first nine months of 2013 compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $4.2 million impact of our divestiture of our international neon business during 2012, consolidated SG&A expenses decreased $13.6 million.  SG&A expenses increased $14.6 million in our Americas segment primarily due to the 2012 period being impacted by a favorable court ruling that resulted in a $7.8 million decrease in expenses, with other 2013 increases being driven by legal costs related to the Los Angeles litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q as well as compensation expenses including commissions and amounts related to our variable compensation plans, which were higher for the 2013 period in connection with increasing our revenues.  Our International segment SG&A expenses decreased $31.2 million including a $1.2 million increase due to the effects of movements in foreign exchange compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $4.2 million impact of our divestiture of our international neon business during 2012, SG&A expenses decreased $28.2 million primarily due to certain expenses during the 2012 period related to legal and other costs in Brazil that did not recur during the first nine months of 2013.

Corporate Expenses

Corporate expenses increased $0.9 million and $5.2 million during the three and nine months ended September 30, 2013, respectively, compared to the same periods of 2012, driven by increases in compensation expenses including amounts related to our variable compensation plans as well as legal costs related to the stockholder litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q.

Revenue and Cost Initiatives

Included in the amounts for direct operating expenses, SG&A and corporate expenses discussed above are expenses of $9.1 million and $23.5 million incurred in connection with our strategic revenue and cost initiatives during the three and nine months ended September 30, 2013, respectively.  The costs were incurred to improve revenue growth, enhance yield, reduce costs, and organize each business to maximize performance and profitability.  These costs consist primarily of consolidation of locations and positions, severance related to workforce initiatives, consulting expenses, and other costs incurred in connection with streamlining our businesses.  These costs are expected to provide benefits in future periods as the initiative results are realized.  Of these costs during the third quarter of 2013, $4.3 million are reported within direct operating expenses, $2.1 million are reported within SG&A and $2.7 million are reported within corporate expense.  In the third quarter of 2012, such costs totaled $0.5 million, $7.4 million, and $1.9 million, respectively. Of these costs during the nine months ended September 30, 2013, $8.7 million are reported within direct operating expenses, $7.6 million are reported within SG&A and $7.2 million are reported within corporate expense compared to $2.7 million, $18.0 million, and $5.4 million, respectively, in the same period of 2012.

Depreciation and Amortization

Depreciation and amortization decreased $2.0 million and increased $3.9 million during the three and nine months ended September 30, 2013, respectively, compared to the same periods of 2012.  The decrease during the three months ended September 30, 2013 was due to declines in amortization across all of our segments.  The increase for the first nine months of 2013 is primarily a result of increased depreciation in our Americas segment related to depreciation of digital bulletins.

Other Operating Income, Net

Other operating income of $6.6 million and $12.4 million for the third quarter and first nine months of 2013, respectively, primarily related to proceeds from the disposal of operating and fixed assets.

Other operating income of $42.4 million and $49.1 million for the third quarter and first nine months of 2012, respectively, primarily related to the gain on the sale of our international neon business in August 2012.

Interest Expense

Interest expense decreased $14.6 million and $9.3 million during the three and nine months ended September 30, 2013, respectively, compared to the same periods of 2012 primarily due to the issuance of $2,200.0 million aggregate principal amount of 7.625% Senior Subordinated Notes due 2020 (the “Subordinated Notes”) by CCWH during March 2012 decreasing the weighted average cost of debt.

Interest Income on Due From Clear Channel Communications

Interest income decreased $2.0 million and $9.6 million during the three and nine months ended September 30, 2013, respectively, compared to the same periods of 2012 due to the change in the interest rate recognized on amounts outstanding in the balance of the Due from Clear Channel Communications account during 2013, partially offset by the higher balance.

Income Tax Benefit

Our operations are included in a consolidated income tax return filed by CC Media Holdings, Inc. (“CC Media Holdings”).  However, for our financial statements, our provision for income taxes was computed as if we file separate consolidated Federal income tax returns with our subsidiaries.

The effective tax rate is the provision for income taxes as a percent of income before income taxes.  The effective tax rates for the three and nine months ended September 30, 2013 were (575.1)% and 6.7%, respectively. The effective rate was primarily impacted by the settlement of tax examinations which resulted in a reduction in tax expense of approximately $1.0 million during the period and our inability to record tax benefits on tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years.

Our effective tax rates for the three and nine months ended September 30, 2012 were 24.9% and (5.3)%, respectively. The effective rate for the three months ended September 30, 2012 was primarily impacted by reduced non-U.S. tax rates on financial reporting gains resulting from the disposition of certain foreign subsidiaries. The effective tax rate for the nine months ended September 30, 2012 was primarily impacted by our inability to record tax benefits on tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future periods.

Americas Results of Operations

Our Americas operating results were as follows:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2013	2012	Change	2013	2012	Change
Revenue	$331,346	$335,021	(1%)	$952,832	$935,850	2%
Direct operating expenses	140,972	144,721	(3%)	419,676	429,989	(2%)
SG&A expenses	55,739	54,225	3%	165,232	150,658	10%
Depreciation and amortization	48,530	50,177	(3%)	144,256	141,702	2%
Operating income	$86,105	$85,898	0%	$223,668	$213,501	5%

Three Months

Our Americas revenue decreased $3.7 million during the third quarter of 2013 compared to the same period of 2012, driven primarily by the loss of one of our U.S. airport contracts and other revenue declines in our airport business.  Partially offsetting these declines in revenues were increases in revenues from our traditional bulletins, particularly driven by increased occupancy and rates.  Increased occupancy and rates of our digital displays were offset by declines in revenues in our Los Angeles market as a result of the impact of litigation as discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q.

Direct operating expenses decreased $3.7 million primarily due to reduced variable site lease expenses related to our airports business resulting from the lost airport contract and related revenue as well as the benefits resulting from our previous strategic cost initiatives and mix of higher margin products.  SG&A expenses increased $1.5 million primarily due to incremental increases in a variety of expense categories.

Nine Months

Our Americas revenue increased $17.0 million during the nine months ended September 30, 2013 compared to the same period of 2012, driven primarily by increases in bulletins and posters.  Traditional bulletins and posters had increases in occupancy and rates, while digital displays increased in occupancy.  Partially offsetting these increases were declines in specialty business revenues due primarily to a significant contract during 2012 that did not recur during 2013.

Direct operating expenses decreased $10.3 million, primarily due to the benefits resulting from our previous strategic cost initiatives as well as reduced variable costs associated with the favorable mix of higher margin products. SG&A expenses increased $14.6 million primarily due to the 2012 period being impacted by a favorable court ruling that resulted in a $7.8 million decrease in expenses, with other 2013 increases being driven by legal costs related to the Los Angeles litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q as well as compensations expenses including commissions and amounts related to our variable compensation plans, which were higher for the 2013 period in connection with increasing our revenues.

International Results of Operations

Our International operating results were as follows:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2013	2012	Change	2013	2012	Change
Revenue	$391,667	$396,120	(1%)	$1,187,262	$1,207,900	(2%)
Direct operating expenses	255,122	245,918	4%	762,167	757,682	1%
SG&A expenses	75,698	82,357	(8%)	238,786	270,019	(12%)
Depreciation and amortization	49,090	49,740	(1%)	150,013	149,485	0%
Operating income	$11,757	$18,105	(35%)	$36,296	$30,714	18%

Three Months

International revenue decreased $4.5 million during the third quarter of 2013 compared to the same period of 2012, including an increase of $1.0 million from movements in foreign exchange and the divestiture of our international neon business during the third quarter of 2012, which had $2.9 million in revenues in the three months ended September 30, 2012.  Excluding the impact of foreign exchange and the divestiture, revenues decreased $2.6 million.  The decrease was driven by lower revenues in certain countries in Europe as a result of weakened macroeconomic conditions.  These declines were partially offset by revenue growth in other countries including China, the UK, and Australia primarily in street furniture advertising revenue, as well as higher transit advertising sales resulting from new contracts in Norway.

Direct operating expenses increased $9.2 million including an increase of $1.7 million from movements in foreign exchange and the divestiture of our international neon business during the third quarter of 2012, which had $1.9 million in direct operating expenses in the three months ended September 30, 2012.  Excluding the impact of movements in foreign exchange and the divestiture, direct operating expenses increased $9.4 million.  Increases in variable costs in certain markets such as Norway and China resulting from increased revenues were partially offset by declines in expenses in response to declining revenues in other countries in Europe.  SG&A expenses decreased $6.7 million on a reported basis and excluding the impact from movements in foreign exchange and the divestiture of our international neon business during the third quarter of 2012, primarily due to the benefits in 2013 resulting from our previous strategic revenue and cost initiative expenses in certain countries.

Nine Months

International revenue decreased $20.6 million during the nine months ended September 30, 2013 compared to the same period of 2012, including an increase of $2.1 million from movements in foreign exchange and the divestiture of our international neon business during the third quarter of 2012, which had $20.4 million in revenues for the nine months ended September 30, 2012.  Excluding the impact of foreign exchange and the divestiture, revenues decreased $2.3 million.  Lower revenues in certain countries in Europe as a result of weakened macroeconomic conditions were partially offset by increases in revenue resulting from revenue growth in other countries including China, Latin America, Australia and the UK primarily in street furniture advertising revenue, as well as higher transit advertising sales resulting from new contracts in Norway.

Direct operating expenses increased $4.5 million including an increase of $3.1 million from movements in foreign exchange and the divestiture of our international neon business during the third quarter of 2012, which had $13.0 million in direct operating expenses for the nine months ended September 30, 2012.  Excluding the impact of movements in foreign exchange and the divestiture, direct operating expenses increased $14.4 million driven by increases in variable costs in certain markets such as China, Norway and Latin America resulting from increased revenues partially offset by declines in expenses in response to declining revenues in other countries in Europe.  SG&A expenses decreased $31.2 million including an increase of $1.2 million from movements in foreign exchange and the divestiture of our international neon business during the third quarter of 2012, which had $4.2 million in SG&A expenses for the nine months ended September 30, 2012.  Excluding the impact of movements in foreign exchange and the divestiture, SG&A expenses decreased $28.2 million primarily due to the absence in 2013 of $22.7 million in expenses incurred during the first nine months of 2012 in connection with legal and other costs in Brazil as well as decreases in 2013 in strategic revenue and cost initiative expenses.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Americas	$86,105	$85,898	$223,668	$213,501
International	11,757	18,105	36,296	30,714
Corporate expenses (1)	(30,443)	(29,255)	(93,403)	(87,393)
Other operating income, net	6,604	42,397	12,404	49,146
Consolidated operating income	$74,023	$117,145	$178,965	$205,968

(1)        Corporate expenses include infrastructure support expenses related to Americas and International as well as overall executive, administrative and support functions and share-based compensation expense.

Share-Based Compensation Expense

Share-based compensation payments are recorded in corporate expenses and were $1.7 million and $3.7 million for the three months ended September 30, 2013 and 2012, respectively, and $5.6 million and $9.0 million for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, there was $19.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of September 30, 2013, there was $0.6 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following discussion highlights our cash flow activities during the nine months ended September 30, 2013 and 2012.

(In thousands)	Nine Months Ended September 30,
	2013	2012
Cash provided by (used for):
Operating activities	$251,123	$225,906
Investing activities	(99,979)	(146,495)
Financing activities	(293,229)	(88,652)

Operating Activities

Our consolidated net loss, adjusted for $263.8 million of non-cash items, provided positive cash flows of $220.4 million during the nine months ended September 30, 2013.  Our consolidated net loss, adjusted for $231.7 million of non-cash items, provided positive cash flows of $211.9 million during the nine months ended September 30, 2012.  Cash provided by operating activities during the nine months ended September 30, 2013 was $251.1 million compared to $225.9 million during the nine months ended September 30, 2012.  Cash paid for interest was $7.4 million lower during the nine months ended September 30, 2013 compared to 2012 primarily due to the repurchase of the $2,500.0 million aggregate principal amount of 9.25% Senior Notes due 2017 by CCWH using the proceeds from the issuance of the $2,725.0 million aggregate principal amount of 6.5% Senior Notes due 2022 during December 2012 that reduced the weighted average cost of debt, which was partially offset by the issuance of CCWH’s Subordinated Notes during the first quarter of 2012.

Non-cash items affecting our net loss include depreciation and amortization, deferred taxes, provision for doubtful accounts, share-based compensation, gain on disposal of operating assets, amortization of deferred financing charges and note discounts, net and other reconciling items, net as presented on the face of the consolidated statement of cash flows.

Investing Activities

Cash used for investing activities of $100.0 million during the nine months ended September 30, 2013 reflected capital expenditures of $114.3 million.  We spent $43.5 million in our Americas segment primarily related to the construction of new advertising structures such as digital displays, $68.7 million in our International segment primarily related to new advertising structures such as billboards and street furniture, and the renewal of existing contracts, and $2.2 million by Corporate.  Partially offsetting cash used for investing activities were proceeds from sales of operating and fixed assets.

Cash used for investing activities of $146.5 million during the nine months ended September 30, 2012 primarily reflected capital expenditures of $187.4 million.  We spent $84.7 million in our Americas segment primarily related to the construction of new billboards, $97.1 million in our International segment primarily related to new billboard and street furniture contracts and renewals of existing contracts, and $5.6 million by Corporate.  Partially offsetting cash used for investing activities were proceeds from the divestiture of our international neon business.

Financing Activities

Cash used for financing activities of $293.2 million for the nine months ended September 30, 2013 primarily reflected net transfers of $215.5 million in cash to Clear Channel Communications, which represents the activity in the “Due from/to Clear Channel Communications” account.  Other cash used for financing activities included payments to repurchase noncontrolling interests of $61.1 million.

Cash used for financing activities of $88.7 million for the nine months ended September 30, 2012 primarily reflected the payment of a dividend totaling $2,170.4 million and net transfers of $67.3 million in cash to Clear Channel Communications, which represents the activity in the “Due from/to Clear Channel Communications” account. The proceeds from the Subordinated Notes issuance of $2.2 billion partially offset the cash used for financing activities.

Anticipated Cash Requirements

Our primary source of liquidity is cash on hand, cash flow from operations and the revolving promissory note with Clear Channel Communications.  Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations, any available borrowing capacity under the senior revolving credit facility and borrowing capacity under or repayment of amounts outstanding under the revolving promissory note with Clear Channel Communications will enable us to meet our working capital, capital expenditure, debt service and other funding requirements, including the debt service on the CCWH Senior Notes and the CCWH Subordinated Notes and dividends, for at least the next 12 months.  In addition, we were in compliance with the covenants contained in our material financing agreements as of September 30, 2013.  We believe our long-term plans, which include promoting outdoor media spending and capitalizing on our diverse geographic and product opportunities, including the continued deployment of digital displays, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements long term.  However, our anticipated results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants.  In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. At September 30, 2013, we had $418.6 million of cash on our balance sheet, with $288.0 million in consolidated cash balances held outside the U.S. by our subsidiaries, all of which is readily convertible into other foreign currencies including the U.S. dollar.  We disclose in Item 8 of our Form 10-K within Note 1, Summary of Significant Accounting Policies, that our policy is to permanently reinvest the earnings of our non-U.S. subsidiaries as these earnings are generally redeployed in those jurisdictions for operating needs and continued functioning of their businesses.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant current and historic deficits in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.

On October 19, 2013, our board of directors declared a dividend of $200 million to be paid on November 8, 2013, which is conditioned upon Clear Channel Communications having satisfied our demand for repayment of $200 million outstanding under the Due from CCU Note on November 8, 2013, as described under “Promissory Notes with Clear Channel Communications.”  This dividend will not result in a reduction in cash on our balance sheet as a result of the concurrent repayment of a portion of the “Due from Clear Channel Communications”; however, it will reduce the availability of that asset as a source of liquidity for us by $200 million.

Furthermore, in its Quarterly Report on Form 10-Q filed with the SEC on November 7, 2013, Clear Channel Communications stated that it was in compliance with the covenants contained in its material financing agreements as of September 30, 2013.  Clear Channel Communications similarly stated in such Quarterly Report that its anticipated results are also subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants.  Moreover, Clear Channel Communications stated in such Quarterly Report that its ability to comply with the covenants in its material financing agreements may be affected by events beyond its control, including prevailing economic, financial and industry conditions.  As discussed therein, the breach of any covenants set forth in Clear Channel Communications’ financing agreements would result in a default thereunder, and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, as discussed therein, the lenders under the receivables-based credit facility under Clear Channel Communications’ senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. In addition, Clear Channel Communications stated in such Quarterly Report that if Clear Channel Communications is unable to repay its obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility.  Finally, Clear Channel Communications stated in such Quarterly Report that a default or acceleration under any of its material financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.  If Clear Channel Communications were to become insolvent, we would be an unsecured creditor of Clear Channel Communications.  In such event, we would be treated the same as other unsecured creditors of Clear Channel Communications and, if we were not entitled to the cash previously transferred to Clear Channel Communications, or could not obtain such cash on a timely basis, we could experience a liquidity shortfall.

For so long as Clear Channel Communications maintains significant control over us, a deterioration in the financial condition of Clear Channel Communications could have the effect of increasing our borrowing costs or impairing our access to capital markets.  As of September 30, 2013, Clear Channel Communications had $711.1 million recorded as “Cash and cash equivalents” on its condensed consolidated balance sheets, of which $418.6 million was held by us and our subsidiaries.

Our ability to fund our working capital, capital expenditures, debt service and other obligations depends on our future operating performance and cash from operations and other liquidity-generating transactions.  If our future operating performance does not meet our expectations or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing.  We may not be able to secure any such additional financing on terms favorable to us or at all.

We frequently evaluate strategic opportunities both within and outside our existing lines of business.  We expect from time to time to pursue additional acquisitions and may decide to dispose of certain businesses.  These acquisitions or dispositions could be material.

Sources of Capital

As of September 30, 2013 and December 31, 2012, we had the following debt outstanding, cash and cash equivalents and amounts due from Clear Channel Communications:

(In millions)	September 30, 2013	December 31, 2012
Clear Channel Worldwide Holdings Senior Notes	$2,725.0	$2,725.0
Clear Channel Worldwide Holdings Senior Subordinated Notes	2,200.0	2,200.0
Senior revolving credit facility	-	-
Other debt	21.8	27.1
Original issue discount	(6.9)	(7.3)
Total debt	4,939.9	4,944.8
Less: Cash and cash equivalents	418.6	562.0
Less: Due from Clear Channel Communications	944.6	729.2
	$3,576.7	$3,653.6

We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities.  Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Promissory Notes with Clear Channel Communications

We maintain accounts that represent net amounts due to or from Clear Channel Communications, which is recorded as “Due from/to Clear Channel Communications” on our condensed consolidated balance sheets.  The accounts represent our revolving promissory note issued by us to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to us (the “Due from CCU Note”), in each case in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances.  The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand or when they mature on December 15, 2017.  Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications.  Such day-to-day cash management services relate only to our cash activities and balances in the U.S. and exclude any cash activities and balances of our non-U.S. subsidiaries.  At September 30, 2013 and December 31, 2012, the asset recorded in “Due from Clear Channel Communications” on our condensed consolidated balance sheet was $944.6 million and $729.2 million, respectively.  At September 30, 2013, we had no borrowings under the cash management note to Clear Channel Communications.

The Due from CCU Note was the subject of derivative litigation filed by our stockholders in the Delaware Court of Chancery.  On March 28, 2013, legal counsel for the defendants in that matter entered into a binding memorandum of understanding (the “MOU”) with legal counsel for a special litigation committee consisting of certain of our independent directors and the plaintiffs to settle the derivative litigation. On July 8, 2013, the parties executed a Stipulation of Settlement, on terms consistent with the MOU, and presented the Stipulation of Settlement to the Delaware Chancery Court for approval.  On September 9, 2013, the Delaware Chancery Court approved the settlement and, on October 9, 2013, the right to appeal expired.  Please refer to “Legal Proceedings” within Part II of this Quarterly Report on Form 10-Q for additional information about the settlement.

On October 19, 2013, in accordance with the terms of the settlement, we notified Clear Channel Communications of our intent to make a demand for repayment of $200 million outstanding under the Due from CCU Note on November 8, 2013 and declared a dividend of $200 million, which is conditioned upon Clear Channel Communications having satisfied such demand, to be paid on November 8, 2013.    The repayment and dividend will reduce the amount of the “Due from Clear Channel Communications” asset that is available to us as a source of liquidity by $200 million.

On October 19, 2013, in accordance with the terms of the settlement, we also established a committee of our board of directors, consisting of our independent and disinterested directors, for the specific purpose of monitoring the Due from CCU Note.  If such a demand is made in accordance with the terms of the committee charter in the future, we would declare a simultaneous dividend equal to the amount so demanded, which would further reduce the amount of the “Due from Clear Channel Communications” asset that is available to us as a source of liquidity for ongoing working capital, capital expenditure, debt service and other funding requirements.

The net interest income for the nine months ended September 30, 2013 and 2012 was $39.4 million and $49.0 million, respectively.  At September 30, 2013 and December 31, 2012, the fixed interest rate on the Due from CCU Note was 6.5%, which is equal to the fixed interest rate on the CCWH senior notes. On October 23, 2013, in accordance with the terms of the settlement, the interest rate on the Due from CCU Note was amended such that if the outstanding balance on the Due from CCU Note exceeds $1.0 billion and under certain other circumstances tied to Clear Channel Communications’ liquidity, the rate will be variable but will in no event be less than 6.5% nor greater than 20%.

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

The Series A CCWH Senior Notes indenture and Series B CCWH Senior Notes indenture restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test.  In order to incur (i) additional indebtedness under this test, our debt to adjusted EBITDA ratios (as defined by the CCWH Senior Notes indentures) must be lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively, and (ii) additional indebtedness that is subordinated to the CCWH Senior Notes under this test, our total debt to adjusted EBITDA ratio (as defined by the CCWH Senior Notes indentures) must be lower than 7.0:1.  The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B CCWH Senior Notes indenture also restricts our ability to pay dividends, subject to certain exceptions, including (i) dividends from the proceeds of indebtedness or the proceeds from asset sales if our debt to adjusted EBITDA ratios (as defined by the CCWH Senior Notes indentures) are lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively, (ii) $525.0 million of dividends made pursuant to general restricted payment baskets, and (iii) dividends made using proceeds received upon a demand by us of amounts outstanding under the Due from CCU Note.  The Series A CCWH Senior Notes indenture does not limit our ability to pay dividends.

Consolidated leverage ratio, defined as total debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 6.3:1 at September 30, 2013, and senior leverage ratio, defined as senior debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 3.5:1 at September 30, 2013.  As required by the definition of EBITDA in the CCWH Senior Notes indentures, our EBITDA for the preceding four quarters of $783.9 million is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense), net, plus share-based compensation, and is further adjusted for the following: (i) costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses; (iii) non-cash charges; and (iv) various other items.

The following table reflects a reconciliation of EBITDA (as defined by the CCWH Senior Notes indentures) to operating income and net cash provided by operating activities for the four quarters ended September 30, 2013:

Four Quarters Ended
(In Millions)	September 30, 2013
EBITDA (as defined by the CCWH Senior Notes indentures)	$783.9
Less adjustments to EBITDA (as defined by the CCWH Senior Notes indentures):
Cost incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees, and other permitted activities	(44.9)
Extraordinary, non-recurring or unusual gains or losses or expenses (as referenced in the definition of EBITDA in the CCWH Senior Notes indentures)	(32.4)
Non-cash charges	(22.3)
Other items	(10.5)
Less: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	(433.8)
Operating income	240.0
Plus: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	433.8
Less: Interest expense	(364.6)
Plus: Interest income on Due from Clear Channel Communications	54.1
Less: Current income tax benefit	(51.2)
Plus: Other income, net	0.2
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	17.9
Change in assets and liabilities, net of assets acquired and liabilities assumed	50.2
Net cash provided by operating activities	$380.4

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

The Subordinated Indentures restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test.  In order to incur additional indebtedness under this test, our total debt to adjusted EBITDA ratio (as defined by the CCWH Senior Notes indentures) must be lower than 7.0:1.  The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B Subordinated Notes Indenture also restricts our ability to pay dividends, subject to certain exceptions, including (i) dividends from the proceeds of indebtedness or the proceeds from asset sales if our debt to adjusted EBITDA ratios (as defined by the CCWH Senior Notes indentures) is lower than 7.0:1, (ii) $525.0 million of dividends made pursuant to general restricted payment baskets, and (iii) dividends made using proceeds received upon a demand by us of amounts outstanding under the Due from CCU Note.  The Series A Subordinated Notes Indenture does not limit our ability to pay dividends.

Senior Revolving Credit Facility Due 2018

During the third quarter of 2013, we entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital, to issue letters of credit and for other general corporate purposes.  At September 30, 2013, there were no amounts outstanding under the revolving credit facility, and $32.6 million of letters of credit under the revolving credit facility, which reduce availability under the facility.

Other Debt

Other debt consists primarily of loans with international banks.  At September 30, 2013, approximately $21.8 million was outstanding as other debt.

Clear Channel Communications’ Debt Covenants

The Clear Channel Communications’ senior secured credit facility contains a significant financial covenant which requires Clear Channel Communications to comply on a quarterly basis with a financial covenant limiting the ratio of its consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA (as defined by Clear Channel Communications’ senior secured credit facility) for the preceding four quarters.  The maximum ratio under this financial covenant is currently set at 9.25:1 and reduces to 9.00:1 and 8.75:1 for the four quarters ended December 31, 2013 and December 31, 2014, respectively.  In its Quarterly Report on Form 10-Q filed with the SEC on November 7, 2013, Clear Channel Communications stated that it was in compliance with this covenant as of September 30, 2013.

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

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported net income of $1.5 million and $0.2 million for the three and nine months ended September 30, 2013, respectively.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net income for the three months ended September 30, 2013 by $0.2 million and we estimate that our net income for the nine months ended September 30, 2013 would have remained flat.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three and nine months ended September 30, 2013 would have increased our net income for the three months ended September 30, 2013 by a corresponding amount, and we estimate that our net income for the nine months ended September 30, 2013 would have remained flat.

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

•         our ability to generate sufficient cash from operations or other liquidity-generating transactions and our need to allocate significant amounts of our cash to make payments on our indebtedness, which in turn could reduce our financial flexibility and ability to fund other activities;

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Stockholder Litigation

Two derivative lawsuits were filed in March 2012 in Delaware Chancery Court by stockholders of ours.  The consolidated lawsuits were captioned In re Clear Channel Outdoor Holdings, Inc. Derivative Litigation, Consolidated Case No. 7315-CS. The complaints named as defendants certain of Clear Channel Communications’ and our current and former directors and Clear Channel Communications, as well as Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P.  We also were named as a nominal defendant.  The complaints alleged, among other things, that in December 2009 Clear Channel Communications breached fiduciary duties to us and our stockholders by allegedly requiring us to agree to amend the terms of a revolving promissory note payable by Clear Channel Communications to us (the “Due from CCU Note”) to extend the maturity date of the note and to amend the interest rate payable on the note.  According to the complaints, the terms of the amended Due from CCU Note were unfair to us because, among other things, the interest rate was below market.  The complaints further alleged that Clear Channel Communications was unjustly enriched as a result of that transaction.  The complaints also alleged that the director defendants breached fiduciary duties to us in connection with that transaction and that the transaction constituted corporate waste.  On March 28, 2013, to avoid the costs, disruption and distraction of further litigation, and without admitting the validity of any allegations made in the complaint, legal counsel for the defendants entered into a binding memorandum of understanding (the “MOU”) with legal counsel for a special litigation committee consisting of certain of our independent directors and the plaintiffs to settle the litigation.  We filed the MOU with the SEC as an exhibit to our Current Report on Form 8-K filed on April 3, 2013.  On July 8, 2013, the parties executed a Stipulation of Settlement, on terms consistent with the MOU, and presented the Stipulation of Settlement to the Delaware Chancery Court for approval.  We filed the Stipulation of Settlement with the SEC as an exhibit to our Current Reports on Form 8-K filed on July 9, 2013 and July 19, 2013.  On September 9, 2013, the Delaware Chancery Court approved the settlement and, on October 9, 2013, the right to appeal expired.

On October 19, 2013, in accordance with the terms of the settlement, we (i) notified Clear Channel Communications of our intent to make a demand for repayment of $200 million outstanding under the Due from CCU Note on November 8, 2013, (ii) declared a dividend of $200 million, which is conditioned upon Clear Channel Communications having satisfied such demand, to be paid on November 8, 2013, and (iii) established a committee of our board of directors for the specific purpose of monitoring the Due from CCU Note.

On October 23, 2013, we and Clear Channel Communications amended the Due from CCU Note in accordance with the terms of the settlement.

We announced our intent to make a demand for repayment of $200 million outstanding under the Due from CCU Note and our declaration of the dividend in our Current Report on Form 8-K filed on October 21, 2013, and filed a copy of the amendment to the Due from CCU Note as an exhibit to our Current Report on Form 8-K filed on October 23, 2013.

Los Angeles Litigation

In 2008, Summit Media, LLC, one of our competitors, sued the City of Los Angeles (the “City”), Clear Channel Outdoor, Inc. and CBS Outdoor in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties. Pursuant to the settlement agreement, Clear Channel Outdoor, Inc. had taken down existing billboards and converted 83 existing signs from static displays to digital displays pursuant to modernization permits issued through an administrative process of the City. The Los Angeles Superior Court ruled in January 2010 that the settlement agreement constituted an ultra vires act of the City and nullified its existence, but did not invalidate the modernization permits issued to Clear Channel Outdoor, Inc. and CBS. All parties appealed the ruling by the Los Angeles Superior Court to Court of Appeal for the State of California, Second Appellate District, Division 8. On December 10, 2012, the Court of Appeal issued an order upholding the Superior Court’s finding that the settlement agreement was ultra vires and remanding the case to the Superior Court for the purpose of invalidating the modernization permits issued to Clear Channel Outdoor, Inc. and CBS for the digital displays that were the subject of the settlement agreement.  On January 22, 2013, Clear Channel Outdoor, Inc. filed a petition with the California Supreme Court requesting its review of the matter, and the Supreme Court denied that petition on February 27, 2013.  On April 12, 2013, the Los Angeles Superior Court invalidated 82 digital modernization permits issued to Clear Channel Outdoor, Inc. and 13 issued to CBS and ordered that the companies turn off the electrical power to affected digital displays by the close of business on April 15, 2013.  Clear Channel Outdoor, Inc. has complied with the order.  On April 16, 2013, the Court conducted further proceedings during which it held that it was not invalidating two additional digital modernization permits that Clear Channel Outdoor, Inc. had secured through a special zoning plan and confirmed that its April 12 order invalidated only digital modernization permits – no other types of permits the companies may have secured for the signs at issue.  Summit Media, LLC has filed a further motion requesting that the Court order the demolition of the 82 sign structures on which the now-invalidated digital signs operated, as well as the invalidation of several other permits for traditional signs allegedly issued under the settlement agreement.  At a hearing held on September 16, 2013 the Court ordered Clear Channel Outdoor, Inc. to produce evidence on a sign-by-sign basis of the permitting history of each sign. This evidentiary hearing is scheduled for November 8, 2013.  Additionally, Summit Media, LLC has filed a motion for attorney’s fees under a private attorney general theory.  That motion currently is scheduled to be heard on December 11, 2013.

Item 1A.  Risk Factors

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012.  There have not been any material changes in the risk factors disclosed in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases made during the quarter ended September 30, 2013 by or on behalf of us or an affiliated purchaser of shares of our Class A common stock registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	399	$7.44	-	-	(2)
August 1 through August 31	715	7.56	-	-	(2)
September 1 through September 30	2,053	8.02	-	-	(2)
Total	3,167	7.84	-	$82,934,423	(2)

(1)        The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended September 30, 2013 to satisfy the employees’ tax withholding obligations in connection with the vesting and release of restricted stock units, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

(2)        On August 9, 2010, Clear Channel Communications, our indirect parent entity, announced that its board of directors approved a stock purchase program under which Clear Channel Communications or its subsidiaries may purchase up to an aggregate of $100 million of our Class A common stock and/or the Class A common stock of CC Media Holdings, the indirect parent entity of Clear Channel Communications.  No shares of our Class A common stock or CC Media Holdings’ Class A common stock were purchased under the stock purchase program during the quarter ended September 30, 2013.  During 2011, a subsidiary of Clear Channel Communications purchased $16,372,690 of our Class A common stock (1,553,971 shares) in open market purchases.  During 2012, a subsidiary of Clear Channel Communications purchased $692,887 of the Class A common stock of CC Media Holdings (111,291 shares) under the stock purchase program.  As a result of these purchases of shares of the Class A common stock of CC Media Holdings and our Class A common stock, an aggregate of $82,934,423 remains available under the stock purchase program to purchase the Class A common stock of CC Media Holdings and/or our Class A common stock.  The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at Clear Channel Communications’ discretion.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1

Stipulation of Settlement, dated as of July 8, 2013, among legal counsel for Clear Channel Communications, Inc. and the other named defendants, the special litigation committee of the board of directors of Clear Channel Outdoor Holdings, Inc. and the plaintiffs (incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on July 9, 2013).

10.2

Employment Agreement by and between CC Media Holdings, Inc. and Richard J. Bressler, dated July 29, 2013 (incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K/A filed on August 2, 2013).

10.3

Severance Agreement and General Release by and between Clear Channel Communications, Inc. and Thomas W. Casey, dated September 11, 2013 (incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on September 13, 2013).

11*	Statement re: Computation of Income (Loss) Per Share.
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files.

__________________

*              Filed herewith.

**           Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                        CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

November 7, 2013                                                 /s/ SCOTT D. HAMILTON

                                                                                                Scott D. Hamilton

                                                                                                Senior Vice President, Chief Accounting Officer and

                                                                                                Assistant Secretary