Form 10-K
period 2013-12-31
Clear Channel Outdoor Holdings, Inc.
filed 2014-02-20
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]          Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 2013, or

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

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES [  ]  NO  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  YES [ ]  NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer [  ] Accelerated filer [X] Non-accelerated filer [] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  YES [  ] NO [X]

As of June 30, 2013, the aggregate market value of the common stock beneficially held by non-affiliates of the registrant was approximately $219.1 million based on the closing sales price of the Class A common stock as reported on the New York Stock Exchange.

On February 7, 2014, there were 44,284,030 outstanding shares of Class A common stock (excluding 116,264 shares held in treasury) and 315,000,000 outstanding shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for the 2014 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

INDEX TO FORM 10-K

Page

Number

PART I

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.................................................................................................................. 99

Item 11.        Executive Compensation......................................................................................................................................................................... 99

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related

PART IV

Item 15.        Exhibits and Financial Statement Schedules...................................................................................................................................... 101

PART I

ITEM 1.  Business

The Company

Clear Channel Outdoor Holdings, Inc. (“the Company”), a Delaware corporation, provides clients with advertising opportunities through billboards, street furniture displays, transit displays and other out-of-home advertising displays, such as wallscapes, spectaculars and mall displays, which we own or operate in key markets worldwide.  Our business consists of two reportable operating segments:  Americas and International.  As of December 31, 2013, we owned or operated more than 675,000 advertising displays worldwide.  For the year ended December 31, 2013, we generated consolidated revenue of approximately $2.9 billion, with $1.3 billion and $1.6 billion from our Americas and International segments, respectively.

Our History

We were incorporated in August 1995 under the name “Eller Media Company.”  In 1997, Clear Channel Communications, Inc. (“Clear Channel Communications”), our parent company, entered the outdoor advertising industry with its acquisition of Eller Media Company.  We changed our name to Clear Channel Outdoor Holdings, Inc. in August 2005.

On November 11, 2005, we became a publicly traded company through an initial public offering, or IPO, in which we sold 10%, or 35.0 million shares, of our Class A common stock.  Prior to our IPO, we were an indirect wholly-owned subsidiary of Clear Channel Communications.  As of December 31, 2013, Clear Channel Communications owned all of our outstanding shares of Class B common stock and 1,553,971 shares of our Class A common stock, collectively representing approximately 88% of the outstanding shares of our common stock and approximately 99% of the total voting power of our common stock.

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

Our corporate headquarters are in San Antonio, Texas and we have executive offices in New York, New York. Our headquarters are located at 200 East Basse Road, San Antonio, Texas 78209 (telephone: 210-832-3700).

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

Our Business Segments

We have two reportable business segments, Americas outdoor advertising (“Americas”) and International outdoor advertising (“International”), which represented 44% and 56% of our 2013 revenue, respectively.

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

Americas Outdoor Advertising

We are the largest outdoor advertising company in North America (based on revenues), which includes the United States and Canada.  Approximately 95% of our revenue in our Americas segment was derived from the United States in each of the years ended December 31, 2013, 2012 and 2011.  We own or operate approximately 105,000 display structures in our Americas segment with operations in 47 of the 50 largest markets in the United States, including all of the 20 largest markets.

Our Americas assets consist of traditional and digital billboards, street furniture and transit displays, airport displays, mall displays, and wallscapes and other spectaculars, which we own or operate under lease management agreements. Our Americas business is focused on metropolitan areas with dense populations.

Strategy

We seek to capitalize on our Americas network and diversified product mix to maximize revenue. In addition, by sharing best practices among our business segments, we believe we can quickly and effectively replicate our successes in our other markets.  Our strategy focuses on leveraging our diversified product mix and long-standing presence in many of our existing markets, which provides us with the ability to launch new products and test new initiatives in a reliable and cost-effective manner.

Promote Outdoor Media Spending.  Given the attractive industry fundamentals of outdoor media and our depth and breadth of relationships with both local and national advertisers, we believe we can drive outdoor advertising's share of total media spending by using our dedicated national sales team to highlight the value of outdoor advertising relative to other media.  Outdoor advertising only represented 4% of total dollars spent on advertising in the United States in 2012. We have made and continue to make significant investments in research tools that enable our clients to better understand how our displays can successfully reach their target audiences and promote their advertising campaigns. Also, we are working closely with clients, advertising agencies and other diversified media companies to develop more sophisticated systems that will provide improved audience metrics for outdoor advertising.  For example, we have implemented the TAB Out of Home Ratings audience measurement system which: (1) separately reports audiences for billboards, posters, junior posters, transit shelters and phone kiosks, (2) reports for geographically sensitive reach and frequency, (3) provides granular detail, reporting individual out of home units in over 200 designated market areas, (4) provides detailed demographic data comparable to other media, and (5) provides true commercial ratings based on people who see the advertising.

Continue to Deploy Digital Displays.  Digital outdoor advertising provides significant advantages over traditional outdoor media. Our electronic displays are linked through centralized computer systems to instantaneously and simultaneously change advertising copy on a large number of displays, allowing us to sell more advertising opportunities to advertisers. The ability to change copy by time of day and quickly change messaging based on advertisers’ needs creates additional flexibility for our customers. Although digital displays require more capital to construct compared to traditional bulletins, the advantages of digital allow us to penetrate new accounts and categories of advertisers, as well as serve a broader set of needs for existing advertisers. Digital displays allow for high-frequency, 24-hour advertising changes in high-traffic locations and allow us to offer our clients optimal flexibility, distribution, circulation and visibility. We expect this trend to continue as we increase our quantity of digital inventory. As of December 31, 2013, we have deployed more than 1,000 digital billboards in 37 markets in the United States.

Sources of Revenue

Americas generated 44%, 43% and 42% of our revenue in 2013, 2012 and 2011, respectively.  Americas revenue is derived from the sale of advertising copy placed on our traditional and digital displays.  Our display inventory consists primarily of billboards, street furniture displays and transit displays.  The margins on our billboard contracts, including those related to digital billboards, tend to be higher than those on contracts for other displays, due to their greater size, impact and location along major roadways that are highly trafficked.  Billboards comprise approximately two-thirds of our display revenues.  The following table shows the approximate percentage of revenue derived from each category for our Americas inventory:

	Year Ended December 31,
	2013	2012	2011
Billboards:
Bulletins	57%	56%	53%
Posters	13%	13%	13%
Street furniture displays	4%	4%	4%
Transit displays	17%	17%	16%
Other displays (1)	9%	10%	14%
Total	100%	100%	100%

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

Advertising Inventory and Markets

As of December 31, 2013, we owned or operated approximately 105,000 display structures in our Americas segment with operations in 47 of the 50 largest markets in the United States, including all of the 20 largest markets.  Therefore, no one property is material to our overall operations.  We believe that our properties are in good condition and suitable for our operations.

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

Client Categories

In 2013, the top five client categories in our Americas segment were retail, media, business services, banking and financial services, and healthcare.

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

International Outdoor Advertising

Our International segment includes our operations in Asia, Australia, Europe and Latin America, with approximately 33% of our revenue in this segment derived from France and the United Kingdom for each of the years ended December 31, 2013, 2012 and 2011.  As of December 31, 2013, we owned or operated more than 570,000 displays across 28 countries.

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

Continue to Deploy Digital Display Networks.  Internationally, digital out-of-home displays are a dynamic medium which enables our customers to engage in real-time, tactical, topical and flexible advertising.  We will continue our focused and dedicated digital strategy as we remain committed to the digital development of out-of-home communication solutions internationally.  Through our international digital brand, Clear Channel Play, we are able to offer networks of digital displays in multiple formats and multiple environments including bus shelters, airports, transit, malls and flagship locations.  We seek to achieve greater consumer engagement and flexibility by delivering powerful, flexible and interactive campaigns that open up new possibilities for advertisers to engage with their target audiences.  We had more than 3,700 digital displays in 14 countries across Europe, Asia and Latin America as of December 31, 2013.

Sources of Revenue

Our International segment generated 56%, 57% and 58% of our revenue in 2013, 2012 and 2011, respectively.  International outdoor advertising revenue is derived from the sale of traditional advertising copy placed on our display inventory and electronic displays which are part of our network of digital displays.  Our International display inventory consists primarily of street furniture displays, billboards, transit displays and other out-of-home advertising displays. The following table shows the approximate percentage of revenue derived from each inventory category of our International segment:

	Year Ended December 31,
	2013	2012	2011
Street furniture displays	48%	46%	43%
Billboards (1)	23%	26%	28%
Transit displays	9%	8%	9%
Other (2)	20%	20%	20%
Total	100%	100%	100%

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

Advertising Inventory and Markets

As of December 31, 2013, we owned or operated more than 570,000 displays in our International segment, with operations across 28 countries.  Our International display count includes display faces, which may include multiple faces on a single structure, as well as small, individual displays.  As a result, our International display count is not comparable to our Americas display count, which includes only unique displays.  No one property is material to our overall operations.  We believe that our properties are in good condition and suitable for our operations.

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

Client Categories

In 2013, the top five client categories in our International segment, based on International revenue derived from these categories, were retail, automotive, food and food products, telecommunications, and fashion and apparel.

Competition

The international outdoor advertising industry is fragmented, consisting of several larger companies involved in outdoor advertising, such as JCDecaux and ExterionMedia, as well as  numerous smaller and local companies operating a limited number of displays in a single market or a few local markets.  We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, the Internet and other forms of advertisement.  Outdoor companies compete primarily based on ability to reach consumers, which is driven by location of the display.

Employees

As of December 31, 2013, we had approximately 1,900 domestic employees and approximately 5,700 international employees, of which approximately 6,500 were in direct operations and 1,100 were in administrative or corporate related activities. Approximately 900 of our employees are subject to collective bargaining agreements in their respective countries. We are a party to numerous collective bargaining agreements, none of which represent a significant number of employees.  We believe that our relationship with our employees is good.

Seasonality

Required information is located within Item 7 of Part II of this Annual Report on Form 10-K.

Regulation of our Business

The outdoor advertising industry in the United States is subject to governmental regulation at the federal, state and local levels. These regulations may include, among others, restrictions on the construction, repair, maintenance, lighting, upgrading, height, size, spacing and location and permitting of and, in some instances, content of advertising copy being displayed on outdoor advertising structures.  In addition, international regulations have a significant impact on the outdoor advertising industry.  International regulation of the outdoor advertising industry can vary by municipality, region and country, but generally limits the size, placement, nature and density of out-of-home displays. Other regulations may limit the subject matter and language of out-of-home displays.

From time to time, legislation has been introduced in both the United States and foreign jurisdictions attempting to impose taxes on revenue from outdoor advertising or for the right to use outdoor advertising assets. Several jurisdictions have imposed such taxes as a percentage of our outdoor advertising revenue generated in that jurisdiction.  In addition, some jurisdictions have taxed our personal property and leasehold interests in advertising locations using various valuation methodologies.  We expect U.S. and foreign jurisdictions to continue to try to impose such taxes as a way of increasing revenue.  In recent years, outdoor advertising also has become the subject of targeted taxes and fees.  These laws may affect prevailing competitive conditions in our markets in a variety of ways.  Such laws may reduce our expansion opportunities or may increase or reduce competitive pressure from other members of the outdoor advertising industry.  No assurance can be given that existing or future laws or regulations, and the enforcement thereof, will not materially and adversely affect the outdoor advertising industry.  However, we contest laws and regulations that we believe unlawfully restrict our constitutional or other legal rights and may adversely impact the growth of our outdoor advertising business.

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

To satisfy the HBA’s requirements, all states have passed billboard control statutes and regulations that regulate, among other things, construction, repair, maintenance, lighting, height, size, spacing and the placement and permitting of outdoor advertising structures.  We are not aware of any state that has passed control statutes and regulations less restrictive than the prevailing federal requirements on the federal highway system, including the requirement that an owner remove any non-grandfathered, non-compliant signs along the controlled roads, at the owner’s expense and without compensation.  Local governments generally also include billboard control as part of their zoning laws and building codes regulating those items described above and include similar provisions regarding the removal of non-grandfathered structures that do not comply with certain of the local requirements.  Some local governments have initiated code enforcement and permit reviews of billboards within their jurisdiction. In some instances we have had to remove billboards as a result of such reviews.

As part of their billboard control laws, state and local governments regulate the construction of new signs.  Some jurisdictions prohibit new construction, some jurisdictions allow new construction only to replace or relocate existing structures and some jurisdictions allow new construction subject to the various restrictions discussed above.  In certain jurisdictions, restrictive regulations also limit our ability to relocate, rebuild, repair, maintain, upgrade, modify or replace existing legal non-conforming billboards.

U.S. federal law neither requires nor prohibits the removal of existing lawful billboards, but it does mandate the payment of compensation if a state or political subdivision compels the removal of a lawful billboard along the controlled roads.  In the past, state governments have purchased and removed existing lawful billboards for beautification purposes using federal funding for transportation enhancement programs, and these jurisdictions may continue to do so in the future. From time to time, state and local government authorities use the power of eminent domain and amortization to remove billboards.  Thus far, we have been able to obtain satisfactory compensation for, or relocation of, our billboards purchased or removed as a result of these types of governmental action, although there is no assurance that this will continue to be the case in the future.

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

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

Our results have been in the past, and could be in the future, adversely affected by economic uncertainty or deteriorations in economic conditions

We derive revenues from the sale of advertising.  Expenditures by advertisers tend to be cyclical, reflecting economic conditions and budgeting and buying patterns.  Periods of a slowing economy or recession, or periods of economic uncertainty, may be accompanied by a decrease in advertising. For example, the global economic downturn that began in 2008 resulted in a decline in advertising and marketing by our customers, which resulted in a decline in advertising revenues across our businesses. This reduction in advertising revenues had an adverse effect on our revenue, profit margins, cash flow and liquidity. Global economic conditions have been slow to recover and remain uncertain.  If economic conditions do not continue to improve, economic uncertainty increases or economic conditions deteriorate again, global economic conditions may once again adversely impact our revenue, profit margins, cash flow and liquidity.  Furthermore, because a significant portion of our revenue is derived from local advertisers, our ability to generate revenues in specific markets is directly affected by local and regional conditions, and unfavorable regional economic conditions also may adversely impact our results.  In addition, even in the absence of a downturn in general economic conditions, an individual business sector or market may experience a downturn, causing it to reduce its advertising expenditures, which also may adversely impact our results.

We performed impairment tests on our goodwill and other intangible assets during the fourth quarter of 2013, 2012 and 2011 and recorded non-cash impairment charges of $13.2 million, $37.7 million and $7.6 million, respectively.  Although we believe we have made reasonable estimates and used appropriate assumptions to calculate the fair value of our billboard permits and reporting units, it is possible a material change could occur.  If actual market conditions and operational performance for the respective reporting units underlying the intangible assets were to deteriorate, or if facts and circumstances change that would more likely than not reduce the estimated fair value of the indefinite-lived assets or goodwill for these reporting units below their adjusted carrying amounts, we may also be required to recognize additional impairment charges in future periods, which could have a material impact on our financial condition and results of operations.

To service our debt obligations and to fund capital expenditures, we will require a significant amount of cash to meet our needs, which depends on many factors beyond our control

Our ability to service our debt obligations and to fund capital expenditures for display construction, renovation or maintenance will require a significant amount of cash.  Our primary source of liquidity is cash on hand, cash flow from operations and the revolving promissory note with Clear Channel Communications.  Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flow from operations, any available borrowing capacity under the senior revolving credit facility and borrowing capacity under or repayment of amounts outstanding under the revolving promissory note with Clear Channel Communications will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next twelve months.  However, our ability to fund our working capital, capital expenditures, debt service and other obligations depends on our future operating performance and cash from operations and other liquidity-generating transactions, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control. If our future operating performance does not meet our expectation or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing.  In addition, the purchase price of possible acquisitions, capital expenditures for deployment of digital billboards and/or other strategic initiatives could require additional indebtedness or equity financing on our part.  Adverse securities and credit market conditions could significantly affect the availability of equity or debt financing. Consequently, there can be no assurance that such financing, if permitted under the terms of our financing agreements, will be available on terms acceptable to us or at all. The inability to obtain additional financing in such circumstances could have a material adverse effect on our financial condition and on our ability to meet our obligations or pursue strategic initiatives. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.

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

•         changes in governmental regulations and policies and actions of regulatory bodies, including increased eminent domain activity or changes to restrictions on rebuilding non-conforming structures, which could increase our taxes or other costs, reduce our outdoor advertising inventory or restrict the advertising media that we employ or restrict some or all of our customers that operate in regulated areas from using certain advertising media or from advertising at all;

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

We face intense competition in the outdoor advertising business

We operate in a highly competitive industry, and we may not be able to maintain or increase our current advertising and sales revenues.  We compete for advertising revenue with other outdoor advertising businesses, as well as with other media, such as radio, newspapers, magazines, television, direct mail, mobile devices, satellite radio and Internet-based services, within their respective markets.  Market shares are subject to change, which could have the effect of reducing our revenue in that market.  Our competitors may develop technology, services or advertising media that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve.  It also is possible that new competitors may emerge and rapidly acquire significant market share in any of our business segments.  An increased level of competition for advertising dollars may lead to lower advertising rates as we attempt to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match.

Our business is dependent on our management team and other key individuals

Our business is dependent upon the performance of our management team and other key individuals.  A number of key individuals have joined us or assumed increased responsibilities over the past several years, including Robert W. Pittman, who became our Executive Chairman on October 2, 2011, C. William Eccleshare, who was promoted to be our Chief Executive Officer on January 24, 2012, Suzanne M. Grimes, who became our President & Chief Operating Officer—United States and Canada on January 1, 2013, and Richard J. Bressler, who became our Chief Financial Officer on July 29, 2013.  Although we have entered into agreements with some members of our management team and certain other key individuals, we can give no assurance that all or any of our management team and other key individuals will remain with us. Competition for these individuals is intense and many of our key employees are at-will employees who are under no legal obligation to remain with us, and may decide to leave for a variety of personal or other reasons beyond our control. If members of our management or key individuals decide to leave us in the future, or if we are not successful in attracting, motivating and retaining other key employees, our business could be adversely affected.

Government regulation of outdoor advertising may restrict our outdoor advertising operations

U.S. federal, state and local regulations have a significant impact on the outdoor advertising industry and our business. One of the seminal laws is the HBA, which regulates outdoor advertising on controlled roads in the United States. The HBA regulates the size and location of billboards, mandates a state compliance program, requires the development of state standards, promotes the expeditious removal of illegal signs and requires just compensation for takings. Construction, repair, maintenance, lighting, upgrading, height, size, spacing, the location and permitting of billboards and the use of new technologies for changing displays, such as digital displays, are regulated by federal, state and local governments. From time to time, states and municipalities have prohibited or significantly limited the construction of new outdoor advertising structures.  Changes in laws and regulations affecting outdoor advertising, or changes in the interpretation of those laws and regulations, at any level of government, including the foreign jurisdictions in which we operate, could have a significant financial impact on us by requiring us to make significant expenditures or otherwise limiting or restricting some of our operations. Due to such regulations, it has become increasingly difficult to develop new outdoor advertising locations.

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

A number of state and local governments have implemented or initiated taxes, fees and registration requirements in an effort to decrease or restrict the number of outdoor signs and/or to raise revenue.  From time to time, legislation also has been introduced in international jurisdictions attempting to impose taxes on revenue from outdoor advertising or for the right to use outdoor advertising assets.  In addition, a number of jurisdictions have implemented legislation or interpreted existing legislation to restrict or prohibit the installation of digital billboards, and we expect these efforts to continue. The increased imposition of these measures, and our inability to overcome any such measures, could reduce our operating income if those outcomes require removal or restrictions on the use of preexisting displays or limit growth of digital displays.  In addition, if we are unable to pass on the cost of these items to our clients, our operating income could be adversely affected.

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

Additional restrictions on outdoor advertising of tobacco, alcohol and other products may further restrict the categories of clients that can advertise using our products

Out-of-court settlements between the major U.S. tobacco companies and all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and other U.S. territories include a ban on the outdoor advertising of tobacco products.  Other products and services may be targeted in the U.S. in the future, including alcohol products.  Most European Union countries, among other nations, also have banned outdoor advertisements for tobacco products and regulate alcohol advertising.  Regulations vary across the countries in which we conduct business.  Any significant reduction in alcohol-related advertising or advertising of other products due to content-related restrictions could cause a reduction in our direct revenues from such advertisements and an increase in the available space on the existing inventory of billboards in the outdoor advertising industry.

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

Risks Related to Our Relationship with Clear Channel Communications

Because Clear Channel Communications controls substantially all of the total voting power of our common stock, investors will not be able to affect the outcome of any stockholder vote

As of December 31, 2013, Clear Channel Communications indirectly owned (1) all of our outstanding shares of Class B common stock and (2) 1,553,971 shares of our Class A common stock, collectively representing approximately 88% of the outstanding shares of our common stock.  Each share of our Class B common stock entitles its holder to 20 votes and each share of our Class A common stock entitles its holder to one vote on all matters on which stockholders are entitled to vote.  As a result, as of December 31, 2013, Clear Channel Communications controlled approximately 99% of the total voting power of our common stock.

As long as Clear Channel Communications continues to own shares of our common stock representing more than 50% of the total voting power of our common stock, it will have the ability to direct the election of all members of our board of directors and, therefore, to exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations, our acquisition or disposition of assets, our incurrence of indebtedness, our issuance of any additional common stock or other equity securities, our repurchase or redemption of common stock or preferred stock, if applicable, and our payment of dividends in certain situations.  Similarly, Clear Channel Communications will have the power to determine the outcome of matters submitted to a vote of our stockholders, including the power to prevent an acquisition or any other change in control.  Because Clear Channel Communications’ interests as our controlling stockholder may differ from other stockholders’ interests, actions taken by Clear Channel Communications with respect to us may not be favorable to all stockholders.

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

The “Due from Clear Channel Communications” note (the “Due from CCU Note”) previously was the subject of derivative litigation filed by our stockholders in the Delaware Court of Chancery.  On November 8, 2013, in accordance with the terms of the settlement of the stockholder litigation, we demanded repayment of $200 million outstanding under the Due from CCU Note and simultaneously paid a dividend of $200 million.  The repayment and dividend reduced the amount of the Due from CCU Note asset that is available to us as a source of liquidity by $200 million.  Pursuant to the terms of the settlement, our board of directors established a committee for the specific purpose of monitoring the Due from CCU Note.  That committee has the non-exclusive authority to demand payments under the Due from CCU Note under certain specified circumstances tied to Clear Channel Communications’ liquidity or the amount outstanding under the Due from CCU Note as long as our board of directors declares a simultaneous dividend equal to the amount so demanded.  Any future repayments and simultaneous dividends would further reduce the amount of the Due from CCU Note asset that is available to us as a source of liquidity for ongoing working capital, capital expenditure, debt service and other funding requirements.

If Clear Channel Communications were to become insolvent, we would be an unsecured creditor of Clear Channel Communications.  In such event, we would be treated the same as other unsecured creditors of Clear Channel Communications and, if we were not entitled to amounts outstanding under such note, or could not obtain such cash on a timely basis, we could experience a liquidity shortfall.  At December 31, 2013 and 2012, the asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet was $879.1 million and $729.2 million, respectively.

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

An increase in the concentration of our stock ownership by Clear Channel Communications could depress the market price for shares of our Class A common stock

As a result of the significant concentration of our stock ownership, we have a relatively small public float compared to the number of our shares outstanding, which may adversely affect the trading price for our Class A common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.  On August 9, 2010, Clear Channel Communications, our indirect parent entity, announced a stock purchase program under which Clear Channel Communications or its subsidiaries may purchase up to an aggregate of $100 million of our Class A common stock and/or the Class A common stock of CC Media Holdings.  As of December 31, 2013, a subsidiary of Clear Channel Communications purchased 1,553,971 shares of our Class A common stock through open market purchases.  Future stock purchases under this program would result in additional concentration of our stock ownership and further reduce our public float.

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

We currently do not pay regular dividends on our Class A common stock

Other than a special dividend paid by us on March 15, 2012 and a special dividend paid by us on November 8, 2013 in connection with the settlement of litigation, we have never paid dividends on our Class A common stock and are subject to restrictions on our ability to pay dividends should we seek to do so in the future.  We are a holding company with no independent operations and no significant assets other than the stock of our subsidiaries.  We, therefore, are dependent upon the receipt of dividends or other distributions from our subsidiaries to pay dividends.  In addition, Clear Channel Worldwide Holdings, Inc.’s (“CCWH”) senior notes and CCWH’s senior subordinated notes contain restrictions on our ability to pay dividends.  If we elect not to pay dividends in the future or are prevented from doing so, the price of our Class A common stock must appreciate in order to realize a gain on your investment.  This appreciation may not occur.

Risks Related to Our Indebtedness

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful

We have a substantial amount of indebtedness.  At December 31, 2013, we had $4.9 billion of total indebtedness outstanding, including: (1) $2.7 billion aggregate principal amount of CCWH’s senior notes, which mature in November 2022; (2) $2.2 billion aggregate principal amount of CCWH’s senior subordinated notes, which mature in March 2020; and (3) $17.1 million of other debt. This large amount of indebtedness could have negative consequences for us, including, without limitation:

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

•         limiting our ability to refinance any of our indebtedness or increasing the cost of any such financing;

•         making us more vulnerable to a downturn in our operating performance, a decline in general economic or industry conditions or a disruption in the credit markets; and

•         making us more susceptible to negative changes in credit ratings, which could impact our ability to obtain financing in the future and increase the cost of such financing.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or refinance our indebtedness.  We may not be able to take any of these actions, and these actions may not be successful or permit us to meet our scheduled debt service obligations.  Furthermore, these actions may not be permitted under the terms of our existing or future debt agreements.

Our ability to refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and increase our debt service obligations and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If we cannot make scheduled payments on our indebtedness we will be in default under one or more of our debt agreements and, as a result we could be forced into bankruptcy or liquidation.

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

Downgrades in our and Clear Channel Communications’ credit ratings may adversely affect our borrowing costs, limit our financing options, reduce our flexibility under future financings and adversely affect our liquidity, and also may adversely impact our business operations

Our and Clear Channel Communications’ corporate credit ratings are speculative-grade.  Any reductions in our and Clear Channel Communications’ credit ratings could increase our borrowing costs, reduce the availability of financing to us or increase the cost of doing business or otherwise negatively impact our business operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our worldwide corporate headquarters is in San Antonio, Texas, where Clear Channel Communications owns an approximately 55,000 square foot executive office building and an approximately 123,000 square foot data and administrative service center.  The headquarters of our Americas operations is in Phoenix, Arizona, and the headquarters of our International operations is in London, England.  The types of properties required to support each of our outdoor advertising branches include offices, production facilities and structure sites.  An outdoor branch and production facility is generally located in an industrial or warehouse district. In addition, certain of our executive and other operations are located in New York, New York.

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

Stockholder Litigation

Two derivative lawsuits were filed in March 2012 in Delaware Chancery Court by stockholders of ours. The consolidated lawsuits were captioned In re Clear Channel Outdoor Holdings, Inc. Derivative Litigation, Consolidated Case No. 7315-CS. The complaints named as defendants certain of Clear Channel Communications’ and our current and former directors and Clear Channel Communications, as well as Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. We also were named as a nominal defendant. The complaints alleged, among other things, that in December 2009 Clear Channel Communications breached fiduciary duties to us and our stockholders by allegedly requiring us to agree to amend the terms of the Due from CCU Note to extend the maturity date of the Due from CCU Note and to amend the interest rate payable on the Due from CCU Note. According to the complaints, the terms of the amended Due from CCU Note were unfair to us because, among other things, the interest rate was below market. The complaints further alleged that Clear Channel Communications was unjustly enriched as a result of that transaction. The complaints also alleged that the director defendants breached fiduciary duties to us in connection with that transaction and that the transaction constituted corporate waste. On March 28, 2013, to avoid the costs, disruption and distraction of further litigation, and without admitting the validity of any allegations made in the complaint, legal counsel for the defendants entered into a binding memorandum of understanding (the “MOU”) with legal counsel for a special litigation committee consisting of our independent directors and the plaintiffs to settle the litigation. On July 8, 2013, the parties executed a Stipulation of Settlement, on terms consistent with the MOU, and presented the Stipulation of Settlement to the Delaware Chancery Court for approval. We filed the Stipulation of Settlement with the SEC as an exhibit to our Current Report on Form 8-K filed on July 9, 2013. On September 9, 2013, the Delaware Chancery Court approved the settlement and, on October 9, 2013, the right to appeal expired. On October 19, 2013, in accordance with the terms of the settlement, our board of directors (i) notified Clear Channel Communications of its intent to make a demand for repayment of $200 million outstanding under the Due from CCU Note on November 8, 2013, (ii) declared a dividend of $200 million, which was conditioned upon Clear Channel Communications satisfying such demand, and (iii) established a committee of our board of directors for the specific purpose of monitoring the Due from CCU Note. On October 23, 2013, we and Clear Channel Communications amended the Due from CCU Note in accordance with the terms of the settlement. We announced our intent to make a demand for repayment of $200 million outstanding under the Due from CCU Note and our declaration of the dividend in our Current Report on Form 8-K filed on October 21, 2013, filed a copy of the amendment to the Due from CCU Note as an exhibit to our Current Report on Form 8-K filed on October 23, 2013 and announced the demand and dividend payment in our Current Report on Form 8-K filed on November 8, 2013.

Los Angeles Litigation

In 2008, Summit Media, LLC, one of our competitors, sued the City of Los Angeles (the “City”), Clear Channel Outdoor, Inc. and CBS Outdoor in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties. Pursuant to the settlement agreement, Clear Channel Outdoor, Inc. had taken down existing billboards and converted 83 existing signs from static displays to digital displays pursuant to modernization permits issued through an administrative process of the City. The Los Angeles Superior Court ruled in January 2010 that the settlement agreement constituted an ultra vires act of the City and nullified its existence, but did not invalidate the modernization permits issued to Clear Channel Outdoor, Inc. and CBS. All parties appealed the ruling by the Los Angeles Superior Court to Court of Appeal for the State of California, Second Appellate District, Division 8. On December 10, 2012, the Court of Appeal issued an order upholding the Superior Court’s finding that the settlement agreement was ultra vires and remanding the case to the Superior Court for the purpose of invalidating the modernization permits issued to Clear Channel Outdoor, Inc. and CBS for the digital displays that were the subject of the settlement agreement. On January 22, 2013, Clear Channel Outdoor, Inc. filed a petition with the California Supreme Court requesting its review of the matter, and the Supreme Court denied that petition on February 27, 2013. On April 12, 2013, the Los Angeles Superior Court invalidated 82 digital modernization permits issued to Clear Channel Outdoor, Inc. (77 of which displays were operating at the time of the ruling) and 13 issued to CBS and ordered that the companies turn off the electrical power to affected digital displays by the close of business on April 15, 2013. Clear Channel Outdoor, Inc. has complied with the order. On April 16, 2013, the Court conducted further proceedings during which it held that it was not invalidating two additional digital modernization permits that Clear Channel Outdoor, Inc. had secured through a special zoning plan and confirmed that its April 12 order invalidated only digital modernization permits – no other types of permits the companies may have secured for the signs at issue. Summit Media, LLC filed a further motion requesting that the Court order the demolition of the 82 sign structures on which the now-invalidated digital signs operated, as well as the invalidation of several other permits for traditional signs allegedly issued under the settlement agreement. At a hearing held on November 22, 2013, the Court denied Summit Media, LLC’s demolition motion by allowing the 82 sign structures and their LED faces to remain intact, thus allowing Clear Channel Outdoor, Inc. to seek permits under the existing City sign code to either wrap the LED faces with vinyl or convert the LED faces to traditional static signs. The Court further confirmed the invalidation of all permits issued under the settlement agreement. In anticipation of this order, Clear Channel Outdoor, Inc. had removed six static billboard facings solely permitted under the settlement agreement. At a hearing held on January 21, 2014, the Court denied Summit Media, LLC’s motion for attorney’s fees on the basis that Summit Media, LLC had a substantial financial interest in the outcome of the litigation and, therefore, was not entitled to fees under California’s private attorney general statute.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information with respect to our executive officers is presented as of February 20, 2014:

Name	Age	Position
Robert W. Pittman	60	Executive Chairman and Director
C. William Eccleshare	58	Chief Executive Officer
Richard J. Bressler	56	Chief Financial Officer
Jonathan D. Bevan	42	President, Europe and Australia/NZ and Managing Director, Global Strategy & Development
Suzanne M. Grimes	55	President and Chief Operating Officer—United States and Canada
Scott D. Hamilton	44	Senior Vice President, Chief Accounting Officer and Assistant Secretary
Robert H. Walls, Jr.	53	Executive Vice President, General Counsel and Secretary

The officers named above serve until their respective successors are elected and qualified, in each case unless the officer sooner dies, resigns or is removed.

Robert W. Pittman was appointed as our Executive Chairman and a director of ours and as Chief Executive Officer and a director of CC Media Holdings and Clear Channel Communications on October 2, 2011.  He was appointed as Chairman of CC Media Holdings and Clear Channel Communications on May 17, 2013. He also was appointed as Chairman and Chief Executive Officer and a member of the board of managers of Clear Channel Capital I, LLC, a subsidiary of CC Media Holdings and Clear Channel Communications, on April 26, 2013.  Prior to October 2, 2011, Mr. Pittman served as Chairman of Media and Entertainment Platforms for CC Media Holdings and Clear Channel Communications since November 2010. He has been a member of, and an investor in, Pilot Group, a private equity investment company, since April 2003. Mr. Pittman was formerly Chief Operating Officer of AOL Time Warner, Inc. from May 2002 to July 2002. He also served as Co-Chief Operating Officer of AOL Time Warner, Inc. from

January 2001 to May 2002, and earlier, as President and Chief Operating Officer of America Online, Inc. from February 1998 to January 2001. Mr. Pittman serves on the boards of numerous charitable organizations, including the Alliance for Lupus Research, the New York City Ballet, the Rock and Roll Hall of Fame Foundation and the Robin Hood Foundation, where he has served as past Chairman.

C. William Eccleshare was appointed as our Chief Executive Officer and as Chief Executive Officer—Outdoor of CC Media Holdings and Clear Channel Communications on January 24, 2012.  He also was appointed as Chief Executive Officer—Outdoor of Clear Channel Capital I, LLC on April 26, 2013.  Prior to January 24, 2012, he served as Chief Executive Officer—International of ours since September 1, 2009 and as Chief Executive Officer—Clear Channel Outdoor—International of CC Media Holdings and Clear Channel Communications since February 17, 2011.  Previously, he was Chairman and CEO of BBDO EMEA from 2005 to 2009.  Prior thereto, he was Chairman and CEO of Young & Rubicam EMEA since 2002.

Richard J. Bressler was appointed as our Chief Financial Officer and as President and Chief Financial Officer of CC Media Holdings, Clear Channel Communications and Clear Channel Capital I, LLC on July 29, 2013. Prior thereto, Mr. Bressler was a Managing Director at Thomas H Lee Partners, L.P. (“THL”). Prior to joining THL, Mr. Bressler was the Senior Executive Vice President and Chief Financial Officer of Viacom, Inc. from 2001 through 2005. He also served as Chairman and Chief Executive Officer of Time Warner Digital Media and, from 1995 to 1999, was Executive Vice President and Chief Financial Officer of Time Warner Inc. Prior to joining Time Inc. in 1988, Mr. Bressler was a partner with the accounting firm of Ernst & Young LLP since 1979. Mr. Bressler also currently is a director of CC Media Holdings, Clear Channel Communications and Gartner, Inc., a member of the board of managers of Clear Channel Capital I, LLC and a board observer at Univision Communications Inc.  Mr. Bressler previously served as a member of the board of directors of American Media Operations, Inc., Nielsen Holdings B.V. and Warner Music Group Corp. and as a member of the J.P. Morgan Chase National Advisory Board. Mr. Bressler holds a B.B.A. in Accounting from Adelphi University.

Jonathan D. Bevan was appointed as our President, Europe and Australia/NZ and Managing Director, Global Strategy & Development on April 26, 2013.  Prior thereto, he served as our Managing Director and Chief Operating Officer — Clear Channel International since February 1, 2012. Previously, Mr. Bevan served in various roles with us, including as our Chief Operating Officer — International from October 2009 until February 2012, our Chief Financial Officer — International and Director of Corporate Development from November 2006 to October 2009 and our Chief Financial Officer — International from January 2006 to November 2006.

Suzanne M. Grimes was appointed as our President and Chief Operating Officer—United States and Canada on January 1, 2013.  Prior thereto, Ms. Grimes served as President, U.S. Lifestyle Communities, Canada and India for Reader’s Digest Association from March 2007 until June 2011.  Earlier, at Conde Nast, Ms. Grimes was Senior Vice President, Corporate Sales from 2004 until 2007, and served as publisher of Women’s Sports & Fitness, Allure and Glamour magazines between 1997 and 2004.

Scott D. Hamilton was appointed as our Senior Vice President, Chief Accounting Officer and Assistant Secretary and as Senior Vice President, Chief Accounting Officer and Assistant Secretary of CC Media Holdings and Clear Channel Communications on April 26, 2010.  He also was appointed as Senior Vice President, Chief Accounting Officer and Assistant Secretary of Clear Channel Capital I, LLC on April 26, 2013.  Prior to April 26, 2010, Mr. Hamilton served as Controller and Chief Accounting Officer of Avaya Inc. (“Avaya”), a multinational telecommunications company, from October 2008 to April 2010.  Prior thereto, Mr. Hamilton served in various accounting and finance positions at Avaya, beginning in October 2004.  Prior thereto, Mr. Hamilton was employed by PricewaterhouseCoopers from September 1992 until September 2004 in various roles including audit, transaction services and technical accounting consulting.

Robert H. Walls, Jr. was appointed as our Executive Vice President, General Counsel and Secretary and as Executive Vice President, General Counsel and Secretary of CC Media Holdings and Clear Channel Communications on January 1, 2010.  He also was appointed as Executive Vice President, General Counsel and Secretary of Clear Channel Capital I, LLC on April 26, 2013.  On March 31, 2011, Mr. Walls was appointed to serve in the newly-created Office of the Chief Executive Officer for us, CC Media Holdings and Clear Channel Communications, in addition to his existing offices.  Mr. Walls served in the Office of the Chief Executive Officer for us until January 24, 2012 and served in the Office of the Chief Executive Officer for CC Media Holdings and Clear Channel Communications until October 2, 2011.  Mr. Walls was a founding partner of Post Oak Energy Capital, LP and served as Managing Director through December 31, 2009, and remains an advisor to Post Oak Energy Capital, LP.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our Class A common stock trade on the New York Stock Exchange (“NYSE”) under the symbol “CCO.”  There were 140 stockholders of record as of February 7, 2014.  This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.  The following table sets forth, for the calendar quarters indicated, the reported high and low sales prices of our Class A common stock as reported on the NYSE:

	Class A Common Stock Market Price			Class A Common Stock Market Price
	High	Low		High	Low
2013			2012
First Quarter................	$7.88	$6.84	First Quarter..................	$14.88	$7.76
Second Quarter...........	8.75	7.02	Second Quarter.............	8.41	5.90
Third Quarter...............	8.21	7.14	Third Quarter.................	6.16	4.48
Fourth Quarter............	10.69	8.20	Fourth Quarter..............	7.21	5.61

There is no established public trading market for our Class B common stock.  There were 315,000,000 shares of our Class B common stock outstanding on February 7, 2014.  Clear Channel Communications indirectly holds all of the shares of Class B common stock outstanding, representing approximately 88% of the shares outstanding and approximately 99% of the voting power.  The holders of our Class A common stock and Class B common stock have identical rights, except holders of our Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to 20 votes per share.  The shares of Class B common stock are convertible, at the option of the holder at any time or upon any transfer, into shares of Class A common stock on a one-for-one basis, subject to certain limited exceptions.

Dividend Policy

On March 15, 2012, we paid a special dividend in an amount equal to $6.0832 per share to the holders of record of our Class A and Class B common stock at the close of business on March 12, 2012 and, on November 8, 2013, in connection with the settlement of the derivative litigation related to the Due from CCU Note, we paid a special dividend in an amount equal to $0.5578 per share to the holders of record of our Class A and Class B common stock at the close of business on November 5, 2013.  Other than the special dividends paid by us on March 15, 2012 and November 8, 2013, we have never paid dividends on our common stock and our ability to pay dividends on our common stock is subject to restrictions should we seek to do so in the future.

We are a holding company with no independent operations and no significant assets other than the stock of our subsidiaries and the Due from CCU Note.  We, therefore, are dependent on the receipt of dividends or other distributions from our subsidiaries or repayment by Clear Channel Communications of amounts outstanding under the Due from CCU Note to pay dividends.  On October 19, 2013, in accordance with the terms of the derivative litigation settlement, we established a committee of our board of directors for the specific purpose of monitoring the Due from CCU Note.  The committee has the non-exclusive authority pursuant to a committee charter to demand repayment under the Due from CCU Note under certain circumstances related to Clear Channel Communications’ liquidity or the amount outstanding under the Due from CCU Note as long as our board of directors declares a simultaneous dividend equal to the amount so demanded.

In addition, the agreements governing our indebtedness contain restrictions on our ability to pay dividends.  If we were to declare and pay cash dividends in the future, holders of our Class A common stock and Class B common stock would share equally, on a per share basis, in any such cash dividend.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Capital” and Note 5 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Sales of Unregistered Securities

We did not sell any equity securities during 2013 that were not registered under the Securities Act of 1933.

Purchases of Equity Securities

The following table sets forth the purchases made during the quarter ended December 31, 2013 by or on behalf of us or an affiliated purchaser of shares of our Class A common stock registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31	-	-	-		(1)
November 1 through November 30	-	-	-		(1)
December 1 through December 31	-	-	-		(1)
Total	-	$ -	-	$ 82,934,423	(1)

(1)             On August 9, 2010, Clear Channel Communications announced that its board of directors approved a stock purchase program under which Clear Channel Communications or its subsidiaries may purchase up to an aggregate of $100 million of our Class A common stock and/or the Class A common stock of CC Media Holdings.  No shares of our Class A common stock or CC Media Holdings’ Class A common stock were purchased under the stock purchase program during the quarter ended December 31, 2013.  During 2011, a subsidiary of Clear Channel Communications purchased $16,372,690 of our Class A common stock (1,553,971 shares) in open market purchases.  During 2012, a subsidiary of Clear Channel Communications purchased $692,887 of the Class A common stock of CC Media Holdings (111,291 shares) under the stock purchase program.  As a result of these purchases of shares of the Class A common stock of CC Media Holdings and our Class A common stock, an aggregate of $82,934,423 remains available under the stock purchase program to purchase the Class A common stock of CC Media Holdings and/or our Class A common stock.  The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at Clear Channel Communications’ discretion.

ITEM 6.  Selected Financial Data

The following tables set forth our summary historical consolidated financial and other data as of the dates and for the periods indicated. The summary historical financial data are derived from our audited consolidated financial statements. Certain prior period amounts have been reclassified to conform to the 2013 presentation.  Historical results are not necessarily indicative of the results to be expected for future periods.  Acquisitions and dispositions impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.

The summary historical consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto located within Item 8 of Part II of  this Annual Report on Form 10-K.

(In thousands)	For the Years Ended December 31,
	2013	2012	2011	2010	2009
Results of Operations Data:
Revenue	$2,946,190	$2,946,944	$3,003,874	$2,797,994	$2,698,024
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,594,728	1,603,492	1,630,875	1,551,216	1,617,471
Selling, general and administrative expenses (excludes depreciation and amortization)	543,572	574,662	538,032	491,459	481,627
Corporate expenses (excludes depreciation and amortization)	124,399	115,832	100,971	119,549	75,636
Depreciation and amortization	403,170	399,264	432,035	413,588	439,647
Impairment charges (1)	13,150	37,651	7,614	11,493	890,737
Other operating income (expense), net	22,979	50,943	8,591	(23,753)	(8,231)
Operating income (loss)	290,150	266,986	302,938	186,936	(815,325)
Interest expense, net (including interest income on Due from Clear Channel Communications)	298,573	310,115	196,976	219,993	154,195
Loss on marketable securities	(18)	(2,578)	(4,827)	(6,490)	(11,315)
Equity in earnings (loss) of nonconsolidated affiliates	(2,092)	843	6,029	(9,936)	(31,442)
Loss on extinguishment of debt	-	(221,071)	-	-	-
Other income (expense), net	1,016	(364)	(649)	(5,335)	(9,368)
Income (loss) before income taxes	(9,517)	(266,299)	106,515	(54,818)	(1,021,645)
Income tax benefit (expense)	(14,809)	107,089	(43,296)	(21,599)	149,110
Consolidated net income (loss)	(24,326)	(159,210)	63,219	(76,417)	(872,535)
Less amount attributable to noncontrolling interest	24,134	23,902	20,273	11,106	(4,346)
Net income (loss) attributable to the Company	$(48,460)	$(183,112)	$42,946	$(87,523)	$(868,189)

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
Net income (loss) attributable to the Company per common share:
Basic	$(0.14)	$(0.54)	$0.11	$(0.26)	$(2.46)
Weighted average common shares	357,662	356,915	355,907	355,568	355,377

Diluted	$(0.14)	$(0.54)	$0.11	$(0.26)	$(2.46)
Weighted average common shares	357,662	356,915	356,528	355,568	355,377

(In thousands)	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Current assets	$1,238,428	$1,509,346	$1,453,728	$1,550,493	$1,640,545
Property, plant and equipment, net	2,081,098	2,207,744	2,246,710	2,297,724	2,440,638
Total assets	6,759,392	7,105,782	7,088,185	7,076,565	7,192,422
Current liabilities	773,590	811,405	720,983	765,936	771,093
Long-term debt, including current maturities	4,935,376	4,944,795	2,545,909	2,563,809	2,608,878
Shareholders’ equity	160,108	446,089	2,740,227	2,708,055	2,761,377

(1)     We recorded non-cash impairment charges of $13.2 million, $37.7 million, $7.6 million, and $11.5 million during 2013, 2012, 2011, and 2010, respectively.  We also recorded non-cash impairment charges of $890.7 million in 2009 as a result of the global economic downturn which adversely affected advertising revenues across our businesses.  Our impairment charges are discussed more fully in Item 8 of Part II of this Annual Report on Form 10-K.

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

We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Impairment charges, Other operating income, net, Interest expense, Interest income on Due from Clear Channel Communications, Loss on marketable securities, Equity in earnings (loss) of nonconsolidated affiliates, Loss on extinguishment of debt, Other income (expense), net and Income tax benefit (expense) are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

Certain prior period amounts have been reclassified to conform to the 2013 presentation.

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

Management typically monitors our business by reviewing the average rates, average revenue per display, occupancy, and inventory levels of each of our display types by market.

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

International

Similar to our Americas business, advertising rates generally are based on the gross ratings points of a display or group of displays. The number of impressions delivered by a display, in some countries, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic.  In addition, because our International advertising operations are conducted in foreign markets, including Europe, Asia, Australia and Latin America, management reviews the operating results from our foreign operations on a constant dollar basis.  A constant dollar basis allows for comparison of operations independent of foreign exchange movements.

Our International display inventory is typically sold to clients through network packages, with client contract terms typically ranging from one to two weeks with terms of up to one year available as well.  Internationally, contracts with municipal and transit authorities for the right to place our street furniture and transit displays typically provide for terms ranging from three to 15 years. The major difference between our International and Americas street furniture businesses is in the nature of the municipal contracts.  In our International business, these contracts typically require us to provide the municipality with a broader range of metropolitan amenities in exchange for which we are authorized to sell advertising space on certain sections of the structures we erect in the public domain.  A different regulatory environment for billboards and competitive bidding for street furniture and transit display contracts, which constitute a larger portion of our business internationally, may result in higher site lease costs in our International business.  As a result, our margins are typically lower in our International business than in our Americas business.

Macroeconomic Indicators

Our advertising revenue for our Americas and International segments is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP. According to the U.S. Department of Commerce, estimated U.S. GDP growth for 2013 was 1.9%. Internationally, our results are impacted by fluctuations in foreign currency exchange rates as well as the economic conditions in the foreign markets in which we have operations.

Executive Summary

The key developments in our business for the year ended December 31, 2013 are summarized below:

•  Consolidated revenue for 2013 decreased $0.8 million including an increase of $3.5 million from movements in foreign exchange compared to 2012. Excluding foreign exchange impacts and $20.4 million impact of our divestiture of our international neon business during 2012, consolidated revenue increased $16.1 million over the prior year.

•  Americas revenue for 2013 increased $11.2 million compared to 2012 primarily due to increases in occupancy, capacity and rates in our traditional and digital product lines.

•  International revenue for 2013 decreased $12.0 million including the impact of favorable foreign exchange movements of $5.2 million compared to 2012.  Excluding foreign exchange impacts and the $20.4 million impact of our divestiture of our international neon business during 2012, revenue increased $3.2 million compared to 2012. Continued weakened macro-economic conditions in Europe were partially offset by growth in other markets.

•  We spent $36.4 million on strategic revenue and cost-saving initiatives during 2013 to realign and improve our on-going business operations—a decrease of $7.6 million compared to 2012.

•  We entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital, to issue letters of credit and for other general corporate purposes.  At December 30, 2013, there were no amounts outstanding under the revolving credit facility, and $34.1 million of letters of credit under the revolving credit facility, which reduce availability under the facility.

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

In accordance with the Master Agreement, our branch managers follow a corporate policy allowing Clear Channel Communications to use, without charge, Americas’ displays they believe would otherwise be unsold.  Our sales personnel receive partial revenue credit for that usage for compensation purposes.  This partial revenue credit is not included in our reported revenue.  Clear Channel Communications bears the cost of producing the advertising and we bear the costs of installing and removing this advertising.  In 2013, we estimated this discounted revenue would have been less than 1% of our Americas revenue.

Under the Corporate Services Agreement, Clear Channel Communications provides management services to us.  These services are charged to us based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis.  For the years ended December 31, 2013, 2012 and 2011, we recorded approximately $35.4 million, $35.9 million, and $26.4 million, respectively, as a component of corporate expenses for these services.

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

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of our historical results of operations for the year ended December 31, 2013 to the year ended December 31, 2012 is as follows:

(In thousands)	Years Ended December 31,		%
	2013	2012	Change
Revenue	$2,946,190	$2,946,944	(0%)
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,594,728	1,603,492	(1%)
Selling, general and administrative expenses (excludes depreciation and amortization)	543,572	574,662	(5%)
Corporate expenses (excludes depreciation and amortization)	124,399	115,832	7%
Depreciation and amortization	403,170	399,264	1%
Impairment charges	13,150	37,651	(65%)
Other operating income, net	22,979	50,943	(55%)
Operating income	290,150	266,986	9%
Interest expense	352,783	373,876
Interest income on Due from Clear Channel Communications	54,210	63,761
Loss on marketable securities	(18)	(2,578)
Equity in earnings (loss) of nonconsolidated affiliates	(2,092)	843
Loss on extinguishment of debt	-	(221,071)
Other income (expense), net	1,016	(364)
Loss before income taxes	(9,517)	(266,299)
Income tax benefit (expense)	(14,809)	107,089
Consolidated net loss	(24,326)	(159,210)
Less amount attributable to noncontrolling interest	24,134	23,902
Net loss attributable to the Company	$(48,460)	$(183,112)

Consolidated Revenue

Our consolidated revenue decreased $0.8 million including the increase of $3.5 million from the impact of movements in foreign exchange compared to 2012.  Excluding the impact of foreign exchange movements and $20.4 million impact of our divestiture of our international neon business during 2012, revenue increased $16.1 million.  Americas revenue increased $11.2 million, driven primarily by bulletin revenue growth as a result of increases in occupancy, capacity and rates in our traditional and digital product lines.  International revenue decreased $11.9 million including the impact of favorable movements in foreign exchange of $5.2 million compared to 2012.  Excluding the impact of foreign exchange movements and the $20.4 million impact of our divestiture of our international neon business during 2012, International revenue increased $3.3 million.  Declines in certain countries as a result of weakened macroeconomic conditions were partially offset by growth in street furniture and billboard revenue in other countries.

Consolidated Direct Operating Expenses

Direct operating expenses decreased $8.8 million including an increase of $3.6 million due to the effects of movements in foreign exchange compared to 2012 and the impact of our divestiture of our international neon business of $13.0 million during 2012.  Americas direct operating expenses decreased $15.7 million, primarily due to decreased site lease expense associated with declining revenues of some of our lower-margin product lines.  Direct operating expenses in our International segment increased $6.9 million, including a $4.8 million increase due to the effects of movements in foreign exchange.  The increase in expense excluding the impact of movements in foreign exchange and $13.0 million impact of our divestiture of our international neon business during 2012 was primarily driven by higher site lease and other expenses as a result of increased revenues in certain countries due to revenue growth and new contracts. These increases were partially offset by lower variable costs in other countries where revenues have declined.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses decreased $31.1 million including an increase of $1.7 million due to the effects of movements in foreign exchange compared to 2012.  SG&A expenses in our Americas segment increased $9.5 million including a $7.8 million decrease in expenses related to a favorable court ruling in 2012, with other 2013 increases being driven by higher compensation expenses including commissions and amounts related to our variable compensation plans and legal costs.  Our International SG&A expenses decreased $40.6 million including a $1.9 million increase due to the effects of movements in foreign exchange compared to the same period of 2012.  Excluding the impact of foreign exchange movements and excluding the $4.2 million impact of our divestiture of our international neon business during 2012, SG&A expenses decreased $38.3 million primarily due to certain expenses during the 2012 period related to legal and other costs in Brazil that did not recur during 2013, as well as lower expenses as a result of cost saving initiatives.

Corporate Expenses

Corporate expenses increased $8.6 million during 2013 compared to 2012, driven by increases in compensation expenses including amounts related to our variable compensation plans as well as legal costs related to the stockholder litigation discussed further in Item 3 of Part I of this Annual Report on Form 10-K.

Revenue and Efficiency Initiatives

Included in the amounts for direct operating expenses, SG&A and corporate expenses discussed above are expenses of $36.4 million incurred in connection with our strategic revenue and efficiency initiatives. The costs were incurred to improve revenue growth, enhance yield, reduce costs, and organize each business to maximize performance and profitability.  These costs consist primarily of consulting expenses, consolidation of locations and positions, severance related to workforce initiatives and other costs incurred in connection with streamlining our businesses. These costs are expected to provide benefits in future periods as the initiative results are realized.  Of these costs, $12.5 million are reported within direct operating expenses, $12.2 million are reported within SG&A and $11.7 million are reported within corporate expense.  In 2012, such costs totaled $6.4 million, $27.5 million, and $10.1 million, respectively.

Depreciation and Amortization

Depreciation and amortization increased $3.9 million during 2013 compared to 2012 primarily a result of increased depreciation in our Americas segment related to depreciation of digital bulletins.

Impairment Charges

We performed our annual impairment tests as of October 1, 2013 and 2012 on our goodwill, billboard permits, and other intangible assets and recorded impairment charges of $13.2 million and $37.7 million, respectively.  During 2013, we recognized a $10.7 million goodwill impairment charge in our International segment related to a decline in the estimated fair value of one market.  Please see Note 2 to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for a further description of the impairment charges.

Other Operating Income, Net

Other operating income of $23.0 million in 2013 primarily related to the gain on the sale of certain outdoor assets in our Americas segment.

Other operating income of $50.9 million in 2012 primarily related to the gain on the sale of our international neon business in the third quarter of 2012.

Interest Expense

Interest expense decreased $21.1 million during 2013 compared to 2012 primarily due lower weighted average cost of debt due to the refinancing of the Clear Channel Worldwide Holdings, Inc. (“CCWH”) Series A Senior Notes and Series B Senior Notes due 2017 with an interest rate of 9.25% (the “Existing CCWH Senior Notes”) with the CCWH Series A Senior Notes and Series B Senior Notes due 2022 with a stated interest rate of 6.5% (the “CCWH Senior Notes”) during the fourth quarter of 2012.

Interest Income on Due From Clear Channel Communications

Interest income decreased $9.6 million during 2013 compared to 2012 due to the change in the interest rate recognized on amounts outstanding in the balance of the Due from Clear Channel Communications account during 2013, partially offset by the higher balance.

Loss on Marketable Securities

The loss on marketable securities of $2.6 million during 2012, primarily related to the impairment of our investment in Independent News & Media PLC (“INM”) and the impairment of a cost-basis investment during 2012.  The fair value of INM was below cost for an extended period of time.  As a result, we considered the guidance in ASC 320-10-S99 and reviewed the length of the time and the extent to which the market value was less than cost, the financial condition and the near-term prospects of the issuer.  After this assessment, we concluded that the impairment at each date was other than temporary and recorded non-cash impairment charges to our investment in INM, as noted above.  We obtained the financial information for our cost-basis investment and noted continued doubt of the investment’s ability to continue as a going concern.  After evaluating the financial condition of the investment, we concluded that the investment was other than temporarily impaired and recorded a non-cash impairment charge to that investment.

Equity in Earnings (Loss) of Nonconsolidated Affiliates

Equity in loss of nonconsolidated affiliates of $2.1 million for 2013 and the equity in earnings of nonconsolidated affiliates of $0.8 million for 2012 included the earnings or loss from our equity investments in our International segment.

Loss on Extinguishment of Debt

In connection with the refinancing of Existing CCWH Senior Notes with the CCWH Senior Notes, CCWH paid existing note holders a tender premium of 7.4% of face value on the $1,724.7 million of Existing CCWH Senior Notes that were tendered in the tender offer and a call premium of 6.9% on the $775.3 million of Existing CCWH Senior Notes that were redeemed following the tender offer.  The tender premium of $128.3 million and the call premium of $53.8 million are included in the loss on extinguishment of debt.  In addition, we recognized a loss of $39.0 million due to the write-off of deferred loan costs in connection with the call of the Existing CCWH Senior Notes.

Other Income (Expense), Net

Other income of $1.0 million for 2013 primarily related to $1.7 million in foreign exchange gains on short-term intercompany accounts partially offset by miscellaneous expenses of $0.7 million.

Other expense of $0.4 million for 2012 primarily related to $0.9 million in foreign exchange losses on short-term intercompany accounts partially offset by miscellaneous dividend and other income of $0.5 million.

Income Tax Benefit

Our operations are included in a consolidated income tax return filed by Clear Channel Communications for pre-merger periods and CC Media Holdings for post-merger periods.  However, for our financial statements, our provision for income taxes was computed as if we file separate consolidated Federal income tax returns with our subsidiaries.

The effective tax rate for 2013 was (155.6%), primarily impacted by our benefits and charges from tax amounts associated with our foreign earnings that are taxed at rates different from the federal statutory rate and an inability to benefit from losses in certain foreign jurisdictions.  In addition, we recorded additional foreign deferred tax expense of $3.4 million on certain foreign earnings that are expected to be distributed in future periods from our Asia subsidiaries on which foreign withholding and other taxes have not previously been provided.

The effective tax rate for 2012 was 40.2%, primarily impacted by the disposition of certain foreign subsidiaries that resulted in financial reporting gains that were not taxed in the foreign jurisdictions.  In addition, we recorded tax benefits in certain foreign jurisdictions for net operating losses that we expect to utilize in future periods.

Americas Results of Operations

Our Americas operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2013	2012	Change
Revenue	$1,290,452	$1,279,257	1%
Direct operating expenses	566,669	582,340	(3%)
SG&A expenses	220,732	211,245	4%
Depreciation and amortization	196,597	192,023	2%
Operating income	$306,454	$293,649	4%

Our Americas revenue increased $11.2 million during 2013 compared to 2012, driven primarily by increases in revenues from bulletins and posters.  Traditional bulletins and posters had increases in occupancy and rates in connection with new contracts, while the increase for digital displays was driven by higher occupancy and capacity.  The increase for digital displays was negatively impacted by lower revenues in our Los Angeles market as a result of the impact of litigiation as discussed further in Item 3 of Part I of this Annual Report on Form 10-K.  Partially offsetting these increases were declines in specialty business revenues due primarily to a significant contract during 2012 that did not recur during 2013, and declines in our airport business driven primarily by the loss of certain of our U.S. airport contracts and other airport revenue.

Direct operating expenses decreased $15.7 million, primarily due to the benefits resulting from our previous strategic cost initiatives as well as reduced variable costs associated with site lease expenses due to reduced revenues on lower margin products. SG&A expenses increased $9.5 million primarily due to the 2012 period being impacted by a favorable court ruling that resulted in a $7.8 million decrease in expenses, with other 2013 increases being driven by legal costs related to the Los Angeles litigation discussed further in Item 3 of Part I of this Annual Report on Form 10-K, as well as compensation expenses including commissions and amounts related to our variable compensation plans, which were higher for the 2013 period in connection with increasing our revenues, partially offset by a decrease in costs during 2013 associated with our strategic revenue and cost initiatives compared to 2012.

Depreciation and amortization increased $4.6 million, primarily due to our continued deployment of digital billboards partially offset by assets becoming fully depreciated during 2013.

International Results of Operations

Our International operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2013	2012	Change
Revenue	$1,655,738	$1,667,687	(1%)
Direct operating expenses	1,028,059	1,021,152	1%
SG&A expenses	322,840	363,417	(11%)
Depreciation and amortization	203,927	205,258	(1%)
Operating income	$100,912	$77,860	30%

International revenue decreased $11.9 million during 2013 compared to 2012, including an increase of $5.2 million from movements in foreign exchange, and the divestiture of our international neon business which had $20.4 million in revenues during 2012.  Excluding the impact of foreign exchange and the divestiture, revenues increased $3.3 million.  Revenue growth in certain markets including China, Latin America, and the UK primarily in street furniture advertising revenue, as well as higher transit advertising sales resulting from new contracts in Norway, was partially offset by lower revenues in other countries in Europe as a result of weakened macroeconomic conditions.

Direct operating expenses increased $6.9 million including an increase of $4.8 million from movements in foreign exchange, and the divestiture of our international neon business during 2012 which had $13.0 million in direct operating expenses during 2012.  Excluding the impact of movements in foreign exchange and the divestiture, direct operating expenses increased $15.1 million driven primarily by increases in variable costs in certain markets such as China, Norway and Latin America resulting from increased revenues partially offset by declines in expenses in response to declining revenues in other countries in Europe.  SG&A expenses decreased $40.6 million including an increase of $1.9 million from movements in foreign exchange and the divestiture of our international neon business during 2012, which had $4.2 million in SG&A expenses during 2012.  Excluding the impact of movements in foreign exchange and the divestiture, SG&A expenses decreased $38.3 million primarily due to the absence in 2013 of $22.7 million in expenses incurred during 2012 in connection with legal and other costs in Brazil as well as decreases in 2013 in strategic revenue and cost initiative expenses.

Consolidated Results of Operations

The comparison of our historical results of operations for the year ended December 31, 2012 to the year ended December 31, 2011 is as follows:

(In thousands)	Years Ended December 31,		%
	2012	2011	Change
Revenue	$2,946,944	$3,003,874	(2%)
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,603,492	1,630,875	(2%)
Selling, general and administrative expenses (excludes depreciation and amortization)	574,662	538,032	7%
Corporate expenses (excludes depreciation and amortization)	115,832	100,971	15%
Depreciation and amortization	399,264	432,035	(8%)
Impairment charges	37,651	7,614	394%
Other operating income, net	50,943	8,591	493%
Operating income	266,986	302,938	(12%)
Interest expense	373,876	242,435
Interest income on Due from Clear Channel Communications	63,761	45,459
Loss on marketable securities	(2,578)	(4,827)
Equity in earnings of nonconsolidated affiliates	843	6,029
Loss on extinguishment of debt	(221,071)	-
Other expense, net	(364)	(649)
Income (loss) before income taxes	(266,299)	106,515
Income tax benefit (expense)	107,089	(43,296)
Consolidated net income (loss)	(159,210)	63,219
Less amount attributable to noncontrolling interest	23,902	20,273
Net income (loss) attributable to the Company	$(183,112)	$42,946

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

Consolidated Direct Operating Expenses

Direct operating expenses decreased $27.4 million including a $49.7 million decline due to the effects of movements in foreign exchange compared to 2011.  Americas direct operating expenses increased $16.0 million, primarily due to increased site lease expense associated with our continued development of digital displays and growth from our airports business.  Direct operating expenses in our International segment decreased $43.4 million including a $49.4 million decline due to the effects of movements in foreign exchange.  The increase in expense excluding the impact of movements in foreign exchange was primarily driven by higher site lease and other expenses as a result of new contracts. These increases were partially offset by lower variable costs in countries where revenues have declined and the impact of the divestiture of our international neon business.

Consolidated SG&A Expenses

SG&A expenses increased $36.6 million including a decline of $21.7 million due to the effects of movements in foreign exchange compared to 2011.  SG&A expenses in our Americas segment increased $12.3 million primarily due to increased personnel costs resulting from increased revenue in addition to increases in costs associated with strategic revenue and cost initiatives.  International SG&A expenses increased $24.4 million including a $21.6 million decline due to the effects of movements in foreign exchange. The increase was primarily due to $22.7 million of expense related to the negative impact of litigation in Brazil.

Corporate Expenses

Corporate expenses increased $14.9 million during 2012 compared to 2011.  This increase was primarily driven by $10.1 million more in corporate strategic revenue and cost initiatives compared to the prior year as well as $5.3 million in expenses related to the stockholder litigation discussed further in Item 3 of Part I of this Annual Report on Form 10-K.

Revenue and Efficiency Initiatives

Included in the amounts for direct operating expenses, SG&A and corporate expenses discussed above are expenses of $44.0 million incurred in connection with our strategic revenue and efficiency initiatives. The costs were incurred to improve revenue growth, enhance yield, reduce costs, and organize each business to maximize performance and profitability.  These costs consist primarily of consulting expenses, consolidation of locations and positions, severance related to workforce initiatives and other costs incurred in connection with streamlining our businesses. These costs are expected to provide benefits in future periods as the initiative results are realized.  Of these costs, $6.4 million are reported within direct operating expenses, $27.5 million are reported within SG&A and $10.1 million are reported within corporate expenses.  In 2011, such costs totaled $16.9 million for SG&A expenses.  There were no such expenses reported in direct operating expenses or corporate expenses in 2011.

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

Other Operating Income, Net

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

Interest Income on Due From Clear Channel Communications

Interest income increased $18.3 million during 2012 compared to 2011 due to the increase in the Due from Clear Channel Communications during 2012.  In connection with the issuance of the CCWH Senior Notes during 2012 described elsewhere in this MD&A, the interest rate on the revolving promissory notes with Clear Channel Communications (recorded as Due from/to Clear Channel Communications account on the consolidated balance sheets) changed automatically to equal the interest rate on the CCWH Senior Notes, which bear interest at a fixed rate of 6.5% per annum.

Loss on Marketable Securities

The loss on marketable securities of $2.6 million and $4.8 million during 2012 and 2011, respectively, primarily related to the impairment of our investment in INM during 2012 and 2011.  The fair value of INM was below cost for an extended period of time.  As a result, we considered the guidance in ASC 320-10-S99 and reviewed the length of the time and the extent to which the market value was less than cost, the financial condition and the near-term prospects of the issuer.  After this assessment, we concluded that the impairment at each date was other than temporary and recorded non-cash impairment charges to our investment in INM, as noted above.  We obtained the financial information for our cost-basis investment and noted continued doubt of the investment’s ability to continue as a going concern.  After evaluating the financial condition of the investment, we concluded that the investment was other than temporarily impaired and recorded a non-cash impairment charge to that investment.

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

Other Expense, Net

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

Americas Results of Operations

Our Americas operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2012	2011	Change
Revenue	$1,279,257	$1,252,725	2%
Direct operating expenses	582,340	566,313	3%
SG&A expenses	211,245	198,989	6%
Depreciation and amortization	192,023	211,009	(9%)
Operating income	$293,649	$276,414	6%

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

Direct operating expenses increased $16.0 million due to increased site lease expense as a result of our continued deployment of digital displays and growth of our airport revenue.  SG&A expenses increased $12.3 million, primarily as a result of higher personnel costs associated with the increase in revenue generating headcount and commissions and bonuses related to increased revenue, as well as legal and other expenses related to billboard permitting issues.  In addition, included in our 2012 SG&A expenses are revenue and cost initiatives.  These increases were partially offset by a favorable court ruling resulting in a $7.8 million decrease in expenses.

Depreciation and amortization decreased $19.0 million, primarily due to increases in 2011 for accelerated depreciation and amortization related to the removal of various structures, including the removal of traditional billboards in connection with the continued deployment of digital billboards.

International Advertising Results of Operations

Our International operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2012	2011	Change
Revenue	$1,667,687	$1,751,149	(5%)
Direct operating expenses	1,021,152	1,064,562	(4%)
SG&A expenses	363,417	339,043	7%
Depreciation and amortization	205,258	219,955	(7%)
Operating income	$77,860	$127,589	(39%)

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

Direct operating expenses decreased $43.4 million, attributable to a $49.4 million decrease from movements in foreign exchange.  The increase in expenses excluding the impact of foreign exchange was primarily due to higher site lease expense associated with new contracts, partially offset by lower site lease expenses in those markets where revenue declined as a result of weakened macroeconomic conditions.  The divestiture of our international neon business resulted in a $9.0 million decline in direct operating expenses.  SG&A expenses increased $24.4 million including a $21.6 million decrease from movements in foreign exchange.  The increase was primarily due to $22.7 million of expense related to the negative impact of litigation in Latin America. Also contributing to the increase were revenue and cost initiatives and increased shelter maintenance in Latin America, partially offset by a $3.2 million impact from the divestiture of our international neon business.

Depreciation and amortization declined $14.7 million, including $9.3 million of negative movements in foreign exchange, primarily as a result of assets that became fully depreciated or amortized during 2011.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Years Ended December 31,
	2013	2012	2011
Americas	$306,454	293,649	276,414
International	100,912	77,860	127,589
Impairment charges	(13,150)	(37,651)	(7,614)
Corporate expense (1)	(127,045)	(117,815)	(102,042)
Other operating income, net	22,979	50,943	8,591
Consolidated operating income	$290,150	$266,986	$302,938

(1)        Corporate expense includes expenses related to Americas and International and as well as overall executive, administrative and support functions.

Share-Based Compensation Expense

As of December 31, 2013, there was $17.5 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of December 31, 2013, there was $0.6 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

Share-based compensation payments are recorded in corporate expenses and were $7.7 million, $10.6 million, and $10.9 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Liquidity and Capital Resources

Cash Flows

The following discussion highlights cash flow activities during the years ended December 31, 2013, 2012 and 2011.

(In thousands)	Years Ended December 31,
	2013	2012	2011
Cash provided by (used for):
Operating activities	$414,640	$355,138	$517,218
Investing activities	$(177,679)	$(233,748)	$(298,934)
Financing activities	$(484,393)	$(105,549)	$(298,744)

Operating Activities

2013

Our consolidated net loss, adjusted for $385.7 million of non-cash items, provided positive cash flows of $361.4 million during 2013.  Our consolidated net loss, adjusted for $481.0 million of non-cash items, provided positive cash flows of $321.8 million during 2012.  Cash provided by operating activities during 2013 was $414.6 million compared to $355.1 million during 2012.  Cash paid for interest was $34.5 million lower during 2013 compared to 2012 primarily due to the repurchase of the $2,500.0 million aggregate principal amount of Existing CCWH Senior Notes using the proceeds from the issuance of the $2,725.0 million aggregate principal amount of CCWH Senior Notes during December 2012 that reduced the weighted average cost of debt.

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

Non-cash items affecting our net loss include impairment charges, depreciation and amortization, deferred taxes, provision for doubtful accounts, share-based compensation, gain on disposal of operating and fixed assets, loss on marketable securities, amortization of deferred financing charges and note discounts, net, loss on extinguishment of debt, equity in earnings of nonconsolidated affiliates and other reconciling items, net as presented on the face of the statement of cash flows.

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

Non-cash items affecting our net income include depreciation and amortization, deferred taxes, gain or loss on disposal of operating assets, provision for doubtful accounts, share-based compensation, equity in earnings of nonconsolidated affiliates, amortization of deferred financing charges, net and other reconciling items, net as presented on the face of the statement of cash flows.

Investing Activities

2013

Cash used for investing activities of $177.7 million during 2013 reflected our capital expenditures of $206.2 million.  We spent $89.0 million in our Americas segment primarily related to the construction of new advertising structures such as digital displays, $108.6 million in our International segment primarily related to new advertising structures such as billboards and street furniture and renewals of existing contracts, and $8.6 million by Corporate primarily related to equipment and software.  Other cash provided by investing activities were $42.1 million of proceeds from sales of other operating and fixed assets.

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

Financing Activities

2013

Cash used for financing activities of $484.4 million during 2013 primarily reflected the $200.0 million dividend declared as discussed in Item 3 of Part I of this Annual Report on Form 10-K as well as net transfers of $150.0 million in cash to Clear Channel Communications, which represents the activity in the “Due from/to Clear Channel Communications” account.  Other cash used for financing activities included net payments to noncontrolling interests of $68.4 million and payments to repurchase noncontrolling interests of $61.1 million.

2012

Cash used for financing activities of $105.5 million during 2012 reflected (i) the issuance of $2.2 billion of aggregate principal amount of indebtedness, which consist of $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes” and, together with the Series A CCWH Subordinated Notes, the “CCWH Subordinated Notes”) by CCWH using the proceeds to pay the CCOH Dividend (discussed below) and (ii) the issuance by CCWH of $2.7 billion aggregate principal amount of the CCWH Senior Notes due 2022 using the proceeds used to fund the tender offer for and redemption of the Existing CCWH Senior Notes due 2017.

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

Anticipated Cash Requirements

Our primary source of liquidity is cash on hand, cash flow from operations and the revolving promissory note with Clear Channel Communications.  Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations, any available borrowing capacity under the senior revolving credit facility and borrowing capacity under or repayment of amounts outstanding under the revolving promissory note with Clear Channel Communications will enable us to meet our working capital, capital expenditure, debt service and other funding requirements, including the debt service on the CCWH Senior Notes and the CCWH Subordinated Notes and dividends, for at least the next 12 months.  In addition, we were in compliance with the covenants contained in our material financing agreements as of December 31, 2013.  We believe our long-term plans, which include promoting outdoor media spending and capitalizing on our diverse geographic and product opportunities, including the continued deployment of digital displays, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements long term.  However, our anticipated results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants.  In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. At December 31, 2013, we had $314.5 million of cash on our balance sheet, with $225.5 million in consolidated cash balances held outside the U.S. by our subsidiaries, all of which is readily convertible into other foreign currencies including the U.S. dollar.  We disclose in Item 8 of our Form 10-K within Note 1, Summary of Significant Accounting Policies, that our policy is to permanently reinvest the earnings of our non-U.S. subsidiaries as these earnings are generally redeployed in those jurisdictions for operating needs and continued functioning of their businesses.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant current and historic deficits in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.

Furthermore, in its Annual Report on Form 10-K filed with the SEC on February 20, 2014, Clear Channel Communications stated that it was in compliance with the covenants contained in its material financing agreements as of December 31, 2013.  Clear Channel Communications similarly stated in such Annual Report that its anticipated results are also subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants.  Moreover, Clear Channel Communications stated in such Annual Report that its ability to comply with the covenants in its material financing agreements may be affected by events beyond its control, including prevailing economic, financial and industry conditions.  As discussed therein, the breach of any covenants set forth in Clear Channel Communications’ financing agreements would result in a default thereunder, and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, as discussed therein, the lenders under the receivables-based credit facility under Clear Channel Communications’ senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. In addition, Clear Channel Communications stated in such Annual Report that if Clear Channel Communications is unable to repay its obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility.  Finally, Clear Channel Communications stated in such Annual Report that a default or acceleration under any of its material financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.  If Clear Channel Communications were to become insolvent, we would be an unsecured creditor of Clear Channel Communications.  In such event, we would be treated the same as other unsecured creditors of Clear Channel Communications and, if we were not entitled to the cash previously transferred to Clear Channel Communications, or could not obtain such cash on a timely basis, we could experience a liquidity shortfall.

For so long as Clear Channel Communications maintains significant control over us, a deterioration in the financial condition of Clear Channel Communications could have the effect of increasing our borrowing costs or impairing our access to capital markets.  As of December 31, 2013, Clear Channel Communications had $708.2 million recorded as “Cash and cash equivalents” on its condensed consolidated balance sheets, of which $314.5 million was held by us and our subsidiaries.

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

Sources of Capital

As of December 31, 2013 and 2012, we had the following debt outstanding, cash and cash equivalents and amounts due from Clear Channel Communications:

	December 31,
(In millions)	2013	2012
Clear Channel Worldwide Holdings Senior Notes due 2022	$2,725.0	$2,725.0
Clear Channel Worldwide Holdings Senior Subordinated Notes due 2020	2,200.0	2,200.0
Senior revolving credit facility due 2018	-	-
Other debt	17.1	27.1
Original issue discount	(6.7)	(7.3)
Total debt	4,935.4	4,944.8
Less: Cash and cash equivalents	314.5	562.0
Less: Due from Clear Channel Communications	879.1	729.2
	$3,741.8	$3,653.6

We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities.  Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Promissory Notes with Clear Channel Communications

We maintain accounts that represent net amounts due to or from Clear Channel Communications, which is recorded as “Due from/to Clear Channel Communications” on our consolidated balance sheets.  The accounts represent our revolving promissory note issued by us to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to us (the “Due from CCU Note”), in each case in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances.  The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand or when they mature on December 15, 2017.  Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications.  Such day-to-day cash management services relate only to our cash activities and balances in the U.S. and exclude any cash activities and balances of our non-U.S. subsidiaries.  At December 31, 2013 and 2012, the asset recorded in “Due from Clear Channel Communications” on our condensed consolidated balance sheet was $879.1 million and $729.2 million, respectively.  At December 31, 2013, we had no borrowings under the cash management note to Clear Channel Communications.

The Due from CCU Note was the subject of derivative litigation filed by our stockholders in the Delaware Court of Chancery.  On March 28, 2013, legal counsel for the defendants in that matter entered into a binding memorandum of understanding (the “MOU”) with legal counsel for a special litigation committee consisting of certain of our independent directors and the plaintiffs to settle the derivative litigation. On July 8, 2013, the parties executed a Stipulation of Settlement, on terms consistent with the MOU, and presented the Stipulation of Settlement to the Delaware Chancery Court for approval.  On September 9, 2013, the Delaware Chancery Court approved the settlement and, on October 9, 2013, the right to appeal expired.  Please refer to “Legal Proceedings” within Item 3 of Part I1 of this Annual Report on Form 10-K for additional information about the settlement.

On October 19, 2013, in accordance with the terms of the settlement, we notified Clear Channel Communications of our intent to make a demand for repayment of $200 million outstanding under the Due from CCU Note on November 8, 2013 and declared a dividend of $200 million, which was conditioned upon Clear Channel Communications having satisfied such demand.  We paid the dividend on November 8, 2013.  The repayment and dividend reduced the amount of the “Due from Clear Channel Communications” asset available to us as a source of liquidity by $200 million.

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

The net interest income for the years ended December 31, 2013, 2012 and 2011 was $54.2 million, $63.8 million and $45.5 million, respectively. At December 31, 2013, the fixed interest rate on the “Due from Clear Channel Communications” account was 6.5%, which is equal to the fixed interest rate on the CCWH senior notes. On October 23, 2013, in accordance with the terms of the settlement, the interest rate on the Due from CCU Note was amended such that if the outstanding balance on the Due from CCU Note exceeds $1.0 billion and under certain other circumstances tied to Clear Channel Communications’ liquidity, the rate will be variable but will in no event be less than 6.5% nor greater than 20%.

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

CCWH Senior Notes

As of December 31, 2013, CCWH senior notes represented $2.7 billion aggregate principal amount of indebtedness outstanding, which consisted of $735.75 million aggregate principal amount of Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and $1,989.25 million aggregate principal amount of Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes”).  The CCWH Senior Notes are guaranteed by us, Clear Channel Outdoor, Inc. (“CCOI”) and certain of our direct and indirect subsidiaries. The proceeds from the issuance of the CCWH Senior Notes were used to fund the repurchase of the Existing CCWH Senior Notes.

We capitalized $30.0 million in fees and expenses associated with the CCWH Senior Notes offering and an original issue discount of $7.4 million.  We are amortizing the capitalized fees and discount through interest expense over the life of the CCWH Senior Notes.

The CCWH Senior Notes are senior obligations that rank pari passu in right of payment to all unsubordinated indebtedness of CCWH and the guarantees of the CCWH Senior Notes rank pari passu in right of payment to all unsubordinated indebtedness of the guarantors.  Interest on the CCWH Senior Notes is payable to the trustee weekly in arrears and to the noteholders on May 15 and November 15 of each year, which began on May 15, 2013.

At any time prior to November 15, 2017, CCWH may redeem the CCWH Senior Notes, in whole or in part, at a price equal to 100% of the principal amount of the CCWH Senior Notes plus a “make-whole” premium, together with accrued and unpaid interest, if any, to the redemption date. CCWH may redeem the CCWH Senior Notes, in whole or in part, on or after November 15, 2017, at the redemption prices set forth in the applicable indenture governing the CCWH Senior Notes plus accrued and unpaid interest to the redemption date. At any time on or before November 15, 2015, CCWH may elect to redeem up to 40% of the then outstanding aggregate principal amount of the CCWH Senior Notes at a redemption price equal to 106.500% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings, subject to certain restrictions. Notwithstanding the foregoing, neither CCOH nor any of its subsidiaries is permitted to make any purchase of, or otherwise effectively cancel or retire any Series A CCWH Senior Notes or Series B CCWH Senior Notes if, after giving effect thereto and, if applicable, any concurrent purchase of or other addition with respect to any Series B CCWH Senior Notes or Series A CCWH Senior Notes, as applicable, the ratio of (a) the outstanding aggregate principal amount of the Series A CCWH Senior Notes to (b) the outstanding aggregate principal amount of the Series B CCWH Senior Notes shall be greater than 0.25, subject to certain exceptions.

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

•         merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets; and

•         sell certain assets, including capital stock of its subsidiaries, to persons other than Clear Channel and its subsidiaries (other than us).

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

The Series A CCWH Senior Notes indenture and Series B CCWH Senior Notes indenture restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test.  In order to incur (i) additional indebtedness under this test, our debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively,  and (ii) additional indebtedness that is subordinated to the CCWH Senior Notes under this test, our debt to adjusted EBITDA ratios (as defined by the indentures) must not be lower than 7.0:1 for total debt.  The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B CCWH Senior Notes indenture also permits us to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if our debt to adjusted EBITDA ratios (as defined by the indentures) are lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively. The Series A CCWH Senior Notes indenture does not limit our ability to pay dividends.  The Series B CCWH Senior Notes indenture contains certain exceptions that allow us to pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by us of amounts outstanding under the revolving promissory note issued by Clear Channel Communications to us.

Consolidated leverage ratio, defined as total debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 6.3:1 at December 31, 2013, and senior leverage ratio, defined as senior debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 3.5:1 at December 31, 2013.  As required by the definition of EBITDA in the CCWH Senior Notes indentures, our EBITDA for the preceding four quarters of $779.5 million is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense), net, plus share-based compensation, and is further adjusted for the following: (i) costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses; (iii) non-cash charges; and (iv) various other items.

The following table reflects a reconciliation of EBITDA (as defined by the CCWH Senior Notes indentures) to operating income and net cash provided by operating activities for the year ended December 31, 2013:

Year Ended
(In Millions)	December 31, 2013
EBITDA (as defined by the CCWH Senior Notes indentures)	$779.5
Less adjustments to EBITDA (as defined by the CCWH Senior Notes indentures):
Cost incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees, and other permitted activities	(38.8)
Extraordinary, non-recurring or unusual gains or losses or expenses (as referenced in the definition of EBITDA in the CCWH Senior Notes indentures)	(19.3)
Non-cash charges	(22.3)
Other items	(7.8)
Less: Depreciation and amortization, Impairment charges, Other operating income, net, and Share-based compensation expense	(401.1)
Operating income	290.2
Plus: Depreciation and amortization, Impairment charges, Other operating income, net, and Share-based compensation expense	401.1
Less: Interest expense	(352.8)
Plus: Interest income on Due from Clear Channel Communications	54.2
Less: Current income tax benefit	(46.0)
Plus: Other income, net	1.0
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	13.7
Change in assets and liabilities, net of assets acquired and liabilities assumed	53.2
Net cash provided by operating activities	$414.6

CCWH Senior Subordinated Notes

As of December 31, 2013, CCWH Subordinated Notes represented $2.2 billion of aggregate principal amount of indebtedness outstanding, which consist of $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes”).  Interest on the CCWH Subordinated Notes is payable to the trustee weekly in arrears and to the noteholders on March 15 and September 15 of each year, which began on September 15, 2012.

The CCWH Subordinated Notes are CCWH’s senior subordinated obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by us, CCOI and certain of our other domestic subsidiaries. The CCWH Subordinated Notes are unsecured senior subordinated obligations that rank junior to all of CCWH’s existing and future senior debt, including the CCWH Senior Notes, equally with any of CCWH’s existing and future senior subordinated debt and ahead of all of CCWH’s existing and future debt that expressly provides that it is subordinated to the CCWH Subordinated Notes. The guarantees of the CCWH Subordinated Notes rank junior to each guarantor’s existing and future senior debt, including the  CCWH Senior Notes, equally with each guarantor’s existing and future senior subordinated debt and ahead of each guarantor’s existing and future debt that expressly provides that it is subordinated to the guarantees of the CCWH Subordinated Notes.

At any time prior to March 15, 2015, CCWH may redeem the CCWH Subordinated Notes, in whole or in part, at a price equal to 100% of the principal amount of the CCWH Subordinated Notes plus a “make-whole” premium, together with accrued and unpaid interest, if any, to the redemption date. CCWH may redeem the CCWH Subordinated Notes, in whole or in part, on or after March 15, 2015, at the redemption prices set forth in the applicable indenture governing the CCWH Subordinated Notes plus accrued and unpaid interest to the redemption date. At any time on or before March 15, 2015, CCWH may elect to redeem up to 40% of the then outstanding aggregate principal amount of the CCWH Subordinated Notes at a redemption price equal to 107.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings, subject to certain restrictions.  Notwithstanding the foregoing, neither us nor any of our subsidiaries is permitted to make any purchase of, or otherwise effectively cancel or retire any Series A CCWH Subordinated Notes or Series B CCWH Subordinated Notes if, after giving effect thereto and, if applicable, any concurrent purchase of or other addition with respect to any Series B CCWH Subordinated Notes or Series A CCWH Subordinated Notes, as applicable, the ratio of (a) the outstanding aggregate principal amount of the Series A CCWH Subordinated  Notes to (b) the outstanding aggregate principal amount of the Series B CCWH Subordinated Notes shall be greater than 0.25, subject to certain exceptions.

We capitalized $40.0 million in fees and expenses associated with the CCWH Subordinated Notes offering and are amortizing them through interest expense over the life of the CCWH Subordinated Notes.

The indenture governing the Series A CCWH Subordinated Notes contains covenants that limit us and our restricted subsidiaries ability to, among other things:

•         incur or guarantee additional debt to persons other than Clear Channel and its subsidiaries (other than us) or issue certain preferred stock;

•         create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries that are not guarantors of the notes;

•         enter into certain transactions with affiliates;

•         merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of CCOH’s assets; and

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

The Series A CCWH Subordinated Notes indenture and Series B CCWH Subordinated Notes indenture restrict CCOH’s ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test.  In order to incur additional indebtedness under this test, our debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1.

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

With the proceeds of the CCWH Subordinated Notes (net of the initial purchasers’ discount of $33.0 million), CCWH loaned an aggregate amount equal to $2,167.0 million to CCOI. CCOI paid all other fees and expenses of the offering using cash on hand and, with the proceeds of the loans, made a special cash dividend to us, which in turn made a special cash dividend on March 15, 2012 in an amount equal to $6.0832 per share to our Class A and Class B stockholders of record at the close of business on March 12, 2012, including Clear Channel Holdings, Inc. (“CC Holdings”) and CC Finco, LLC (“CC Finco”), both wholly-owned subsidiaries of ours.

Senior Revolving Credit Facility Due 2018

During the third quarter of 2013, we entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital, to issue letters of credit and for other general corporate purposes.  At December 31, 2013, there were no amounts outstanding under the revolving credit facility, and $34.1 million of letters of credit under the revolving credit facility, which reduce availability under the facility.

Other Debt

Other debt consists primarily of loans with international banks.  At December 31, 2013, approximately $17.1 million was outstanding as other debt.

Clear Channel Communications’ Debt Covenants

The Clear Channel Communications’ senior secured credit facility contains a significant financial covenant which requires Clear Channel Communications to comply on a quarterly basis with a financial covenant limiting the ratio of its consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA for the preceding four quarters (maximum of 9.0:1).  In its Annual Report on Form 10-K filed with the SEC on February 20, 2014, Clear Channel Communications stated that it was in compliance with this covenant as of December 31, 2013.

Dispositions and Other

2013

During 2013, our Americas segment divested certain outdoor advertising assets in Times Square for approximately $18.7 million resulting in a gain of $12.2 million included in “Other operating income, net.”

2012

During 2012, our International segment sold its international neon business and its outdoor advertising business in Romania, resulting in an aggregate gain of $39.7 million included in “Other operating income, net.”

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

Capital Expenditures

Our capital expenditures for the years ended December 31, 2013, 2012, and 2011 were as follows:

(In millions)	Years Ended December 31,
	2013	2012	2011
Americas advertising	$89.0	$117.7	$122.5
International advertising	108.5	150.1	166.0
Corporate	8.7	7.8	4.2
Total capital expenditures	$206.2	$275.6	$292.7

Our capital expenditures are not of significant size individually and primarily relate to the ongoing deployment of digital displays and recurring maintenance in our Americas segment as well as new billboard and street furniture contracts and renewals of existing contracts in our International segment.

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

Our short and long term cash requirements include minimum annual guarantees for our street furniture contracts and operating leases.  Noncancelable contracts and operating lease requirements are included in our direct operating expenses, which historically have been satisfied by cash flows from operations.  For 2014, we are committed to $368.1 million and $302.0 million for minimum annual guarantees and operating leases, respectively.  Our long-term commitments for minimum annual guarantees, operating leases and capital expenditure requirements are included in the table below.

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

The scheduled maturities of the CCWH Senior Notes, CCWH Subordinated Notes and other debt outstanding, and our future minimum rental commitments under non-cancelable lease agreements, minimum payments under other non-cancelable contracts, capital expenditure commitments and other long-term obligations as of December 31, 2013, are as follows:

(In thousands)	Payments due by Period
Contractual Obligations	Total	2014	2015-2016	2017-2018	Thereafter
Long-term Debt:
CCWH Senior Notes	$2,200,000	$-	$-	$-	$2,200,000
CCWH Senior Subordinated Notes	2,725,000	-	-	-	2,725,000
Other Long-term Debt	17,133	15,999	121	158	855
Interest payments on long-term debt (1)	2,614,819	345,725	689,912	689,891	889,291
Non-cancelable operating leases	2,170,762	301,974	511,765	354,923	1,002,100
Non-cancelable contracts	1,603,772	368,095	502,594	193,884	539,199
Employment contracts	11,102	6,644	4,375	83	-
Capital expenditures	111,751	44,224	41,389	2,605	23,533
Unrecognized tax benefits (2)	46,126	4,056	-	-	42,070
Other long-term obligations (3)	200,084	5,028	6,258	5,388	183,410
Total	$11,700,549	$1,091,745	$1,756,414	$1,246,932	$7,605,458

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

(3)        Other long-term obligations consist of $54.8 million related to asset retirement obligations recorded pursuant to ASC 410-20, which assumes the underlying assets will be removed at some period over the next 50 years.  Also included in the table is $23.8 million related to retirement plans and $121.5 million related to other long-term obligations with a specific maturity.

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

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported net income of $13.5 million for the year ended December 31, 2013.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net loss for the year ended December 31, 2013 by $1.3 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during year ended December 31, 2013 would have increased our net loss by a corresponding amount.

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

New Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. Under the revised guidance, entities are permitted to designate the Fed Funds effective Swap Rate, also referred to as the overnight index swap rate, as a benchmark interest rate. In addition, the ASU removes the restriction on using different benchmark interest rates for similar hedges. The amendments became effective for any qualifying new or designated hedging relationships entered into on or after July 17, 2013. We do not expect the provisions of ASU 2013-10 to have a material effect on our financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under the revised guidance, public and non-public companies are required to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements in a single note or on the face of the financial statements. Public companies are also required to provide this information in their interim statements. The standard is effective prospectively for public entities for fiscal years, and interim periods with those years, beginning after December 15, 2012. The provisions of ASU 2013-02 did not have a material effect on our financial statement disclosures.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. Under the revised guidance, new balance sheet offsetting disclosures are limited to the following financial instruments, to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement, recognized derivative instruments accounted for under ASC 815, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions. Entities are required to apply the ASU for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The provisions of ASU 2013-01 did not have a material effect on our financial statement disclosures.

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements. Under the revised guidance, changes were made to clarify the FASB Accounting Standards Codification (the “Codification”), correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  Additionally, the amendments will make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012. The provisions of ASU 2012-04 did not have a material effect on our financial statement disclosures.

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

If our agings were to improve or deteriorate resulting in a 10% change in our allowance, we estimated that our bad debt expense for the year ended December 31, 2013 would have changed by approximately $3.3 million and our net income for the same period would have changed by approximately $2.0 million.

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

On October 1, 2013, we performed our annual impairment test in accordance with ASC 350-30-35 and recognized aggregate impairment charges of $2.5 million related to permits in certain markets in our Americas business.

In determining the fair value of our billboard permits, the following key assumptions were used:

▪  Industry revenue growth forecast at 3.6% was used for the initial four-year period;

▪  3% revenue growth was assumed beyond the initial four-year period;

▪  Revenue was grown over a build-up period, reaching maturity by year 2;

▪  Operating margins gradually climb to the industry average margin of up to 55%, depending on market size, by year 3; and

▪  Assumed discount rate of 9.0%.

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

(In thousands)
Description	Revenue growth rate	Profit margin	Discount rates
Billboard permits	$ 720,800	$ 140,100	$ 724,900

The estimated fair value of our billboard permits at October 1, 2013 was $2.3 billion while the carrying value was $1.1 billion.

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

On October 1, 2013, we performed our annual impairment test in accordance with ASC 350-30-35, resulting in a impairment charge of $10.7 million related to one market in our International segment. In determining the fair value of our reporting units, we used the following assumptions:

▪  Expected cash flows underlying our business plans for the periods 2014 through 2017. Our cash flow assumptions are based on detailed, multi-year forecasts performed by each of our operating segments, and reflect the advertising outlook across our businesses.

▪  Cash flows beyond 2017 are projected to grow at a perpetual growth rate, which we estimated at 3%.

▪  In order to risk adjust the cash flow projections in determining fair value, we utilized a discount rate of approximately 9.0% to 11.5% for each of our reporting units.

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

(In thousands)
Description	Revenue growth rate	Profit margin	Discount rates
Americas	$ 610,000	$ 150,000	$ 580,000
International	$ 350,000	$ 200,000	$ 330,000

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

Due to the high rate of lease renewals over a long period of time, our calculation assumes all related assets will be removed at some period over the next 50 years.  An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site.  The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk-adjusted credit rate for the same period.  If our assumption of the risk-adjusted credit rate used to discount current year additions to the asset retirement obligation decreased approximately 1%, our liability as of December 31, 2013 would not be materially impacted.  Similarly, if our assumption of the risk-adjusted credit rate increased approximately 1%, our liability would not be materially impacted.

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

/s/ Richard J. Bressler

Chief Financial Officer

/s/ Scott D. Hamilton

Senior Vice President and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Clear Channel Outdoor Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Clear Channel Outdoor Holdings, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clear Channel Outdoor Holdings, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Antonio, Texas
February 20, 2014

CONSOLIDATED BALANCE SHEETS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands)	December 31,	December 31,
	2013	2012
CURRENT ASSETS
Cash and cash equivalents	$314,545	$561,979
Accounts receivable, net of allowance of $33,127 in 2013 and $36,669 in 2012	712,135	754,658
Prepaid expenses	143,415	151,597
Other current assets	68,333	41,112
Total Current Assets	1,238,428	1,509,346
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,765,510	1,890,693
Other property, plant and equipment, net	315,588	317,051
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles	1,067,783	1,070,720
Other intangibles, net	487,926	557,478
Goodwill	850,134	862,248
OTHER ASSETS
Due from Clear Channel Communications	879,108	729,157
Other assets	154,915	169,089
Total Assets	$6,759,392	$7,105,782
CURRENT LIABILITIES
Accounts payable	$85,882	$95,515
Accrued expenses	563,766	538,499
Deferred income	107,943	107,034
Other current liabilities	-	60,950
Current portion of long-term debt	15,999	9,407
Total Current Liabilities	773,590	811,405
Long-term debt	4,919,377	4,935,388
Deferred tax liability	656,150	673,068
Other long-term liabilities	250,167	239,832
Commitments and contingent liabilities (Note 7)
SHAREHOLDERS’ EQUITY
Noncontrolling interest	202,046	247,934
Preferred stock, $.01 par value, 150,000,000 shares authorized, no shares issued and outstanding
Class A common stock, $.01 par value, 750,000,000 shares authorized, 44,117,843 and
42,357,863 shares issued in 2013 and 2012, respectively	441	424
Class B common stock, $.01 par value, 600,000,000 shares authorized, 315,000,000 shares
issued and outstanding	3,150	3,150
Additional paid-in capital	4,332,045	4,522,668
Accumulated deficit	(4,162,975)	(4,114,515)
Accumulated other comprehensive loss	(213,572)	(212,599)
Cost of shares (116,264 in 2013 and 110,005 in 2012) held in treasury	(1,027)	(973)
Total Shareholders’ Equity	160,108	446,089
Total Liabilities and Shareholders’ Equity	$6,759,392	$7,105,782

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands, except per share data)	Years Ended December 31,
	2013	2012	2011

Revenue	$2,946,190	$2,946,944	$3,003,874
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,594,728	1,603,492	1,630,875
Selling, general and administrative expenses (excludes depreciation and amortization)	543,572	574,662	538,032
Corporate expenses (excludes depreciation and amortization)	124,399	115,832	100,971
Depreciation and amortization	403,170	399,264	432,035
Impairment charges	13,150	37,651	7,614
Other operating income, net	22,979	50,943	8,591
Operating income	290,150	266,986	302,938
Interest expense	352,783	373,876	242,435
Interest income on Due from Clear Channel Communications	54,210	63,761	45,459
Loss on marketable securities	(18)	(2,578)	(4,827)
Equity in earnings (loss) of nonconsolidated affiliates	(2,092)	843	6,029
Loss on extinguishment of debt	-	(221,071)	-
Other income (expense), net	1,016	(364)	(649)
Income (loss) before income taxes	(9,517)	(266,299)	106,515
Income tax benefit (expense)	(14,809)	107,089	(43,296)
Consolidated net income (loss)	(24,326)	(159,210)	63,219
Less amount attributable to noncontrolling interest	24,134	23,902	20,273
Net income (loss) attributable to the Company	$(48,460)	$(183,112)	$42,946
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9,654)	35,485	(29,801)
Unrealized holding gain (loss) on marketable securities	1,187	(2,573)	(4,834)
Other adjustments to comprehensive income (loss)	6,732	1,135	(1,361)
Reclassification adjustment for realized loss on securities included in net income (loss)	(1,432)	2,045	5,148
Other comprehensive income (loss)	(3,167)	36,092	(30,848)
Comprehensive income (loss)	(51,627)	(147,020)	12,098
Less amount attributable to noncontrolling interest	(2,194)	1,703	8,918
Comprehensive income (loss) attributable to the Company	$(49,433)	$(148,723)	$3,180
Net income (loss) attributable to the Company per common share:
Basic	$(0.14)	$(0.54)	$0.11
Weighted average common shares outstanding – Basic	357,662	356,915	355,907
Diluted	$(0.14)	$(0.54)	$0.11
Weighted average common shares outstanding – Diluted	357,662	356,915	356,528

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY OF
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands, except share data)				Controlling Interest
	Class A Common Shares Issued	Class B Common Shares Issued	Non-controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2010	40,886,923	315,000,000	$209,794	$3,558	$6,677,146	$(3,974,349)	$(207,439)	$(655)	$2,708,055
Net income	-	-	20,273	-	-	42,946	-	-	63,219
Exercise of stock options and other	251,812	-	-	3	-	-	-	(315)	(312)
Share-based payments	-	-	-	-	10,913	-	-	-	10,913
Other	-	-	(7,455)	-	(3,562)	-	217	-	(10,800)
Other comprehensive income (loss)	-	-	8,918	-	-	-	(39,766)	-	(30,848)
Balances at December 31, 2011	41,138,735	315,000,000	$231,530	$3,561	$6,684,497	$(3,931,403)	$(246,988)	$(970)	$2,740,227
Net income (loss)	-	-	23,902	-	-	(183,112)	-	-	(159,210)
Exercise of stock options and other	1,219,128	-	-	13	6,372	-	-	(3)	6,382
Share-based payments	-	-	-	-	10,589	-	-	-	10,589
Dividends declared and paid ($6.0832/share)	-	-	-	-	(2,170,396)	-	-	-	(2,170,396)
Other	-	-	(9,201)	-	(8,394)	-	-	-	(17,595)
Other comprehensive income	-	-	1,703	-	-	-	34,389	-	36,092
Balances at December 31, 2012	42,357,863	315,000,000	$247,934	$3,574	$4,522,668	$(4,114,515)	$(212,599)	$(973)	$446,089
Net income (loss)	-	-	24,134	-	-	(48,460)	-	-	(24,326)
Exercise of stock options and other	1,759,980	-	-	17	4,228	-	-	(54)	4,191
Share-based payments	-	-	-	-	7,725	-	-	-	7,725
Dividends and other payments to noncontrolling interests	-	-	(68,441)	-	-	-	-	-	(68,441)
Dividends declared and paid ($0.5578/share)	-	-	-	-	(200,010)	-	-	-	(200,010)
Other	-	-	613	-	(2,566)	-	-	-	(1,953)
Other comprehensive income	-	-	(2,194)	-	-	-	(973)	-	(3,167)
Balances at December 31, 2013	44,117,843	315,000,000	$202,046	$3,591	$4,332,045	$(4,162,975)	$(213,572)	$(1,027)	$160,108

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands)	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Consolidated net income (loss)	$(24,326)	$(159,210)	$63,219
Reconciling items:
Impairment charges	13,150	37,651	7,614
Depreciation and amortization	403,170	399,264	432,035
Deferred taxes	(31,216)	(157,315)	(1,393)
Provision for doubtful accounts	5,124	7,000	5,977
Share-based compensation	7,725	10,589	10,913
Gain on sale of operating and fixed assets	(22,979)	(50,943)	(8,591)
Loss on marketable securities	18	2,578	4,827
Amortization of deferred financing charges and note discounts, net	8,562	10,963	7,653
Loss on extinguishment of debt	-	221,071	-
Other reconciling items, net	2,188	112	(5,329)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	43,429	(46,294)	15,829
Increase (decrease) in accrued expenses	18,176	25,294	(35,842)
Increase (decrease) in accounts payable	(10,407)	2,503	23,702
Increase (decrease) in deferred income	334	24,069	(10,212)
Changes in other operating assets and liabilities	1,692	27,806	6,816
Net cash provided by operating activities	414,640	355,138	517,218
Cash flows from investing activities:
Purchases of property, plant and equipment	(206,187)	(275,577)	(291,050)
Proceeds from disposal of assets	42,134	56,433	12,883
Purchases of other operating assets	(10,483)	(5,719)	(14,794)
Purchases of businesses	-	(4,721)	(13,179)
Change in other, net	(3,143)	(4,164)	7,206
Net cash used for investing activities	(177,679)	(233,748)	(298,934)
Cash flows from financing activities:
Draws on credit facilities	2,752	2,063	-
Payments on credit facilities	(4,815)	(3,368)	(4,151)
Proceeds from long-term debt	-	4,917,643	5,012
Payments on long-term debt	(6,626)	(2,700,786)	(20,099)
Net transfers to Clear Channel Communications	(149,957)	(73,127)	(272,262)
Deferred financing charges	(344)	(69,988)	-
Payments to repurchase noncontrolling interests	(61,143)	(7,040)	(4,682)
Dividends and other payments to noncontrolling interests	(68,442)	(6,931)	(3,571)
Dividends paid	(200,010)	(2,170,396)	-
Change in other, net	4,192	6,381	1,009
Net cash used for financing activities	(484,393)	(105,549)	(298,744)
Effect of exchange rate changes on cash	(2)	3,483	(903)
Net increase (decrease) in cash and cash equivalents	(247,434)	19,324	(81,363)
Cash and cash equivalents at beginning of year	561,979	542,655	624,018
Cash and cash equivalents at end of year	$314,545	$561,979	$542,655
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest	$346,833	$381,346	$233,979
Cash paid during the year for income taxes	46,262	48,424	37,777

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Clear Channel Outdoor Holdings, Inc. (the “Company”) is an outdoor advertising company which owns or operates advertising display faces domestically and internationally.  On November 11, 2005, the Company became a publicly traded company through an initial public offering (“IPO”), in which 10%, or 35.0 million shares, of the Company’s Class A common stock was sold.  Prior to the IPO, the Company was an indirect wholly-owned subsidiary of Clear Channel Communications, Inc. (“Clear Channel Communications”), a diversified media and entertainment company.  As of December 31, 2013, Clear Channel Communications indirectly holds all of the 315.0 million shares of Class B common stock outstanding and 1,553,971 shares of Class A common stock, collectively representing approximately 88% of the shares outstanding and approximately 99% of the voting power.  The holders of Class A common stock and Class B common stock have identical rights, except holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to 20 votes per share.  The Class B shares of common stock are convertible, at the option of the holder at any time or upon any transfer, into shares of Class A common stock on a one-for-one basis, subject to certain limited exceptions.

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

Certain prior period amounts have been reclassified to conform to the 2013 presentation.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company evaluates the collectability of its accounts receivable based on a combination of factors.  In circumstances where it is aware of a specific customer’s inability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected.  For all other customers, it recognizes reserves for bad debt based on historical experience of bad debts as a percent of revenue for each business unit, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions.  The Company believes its concentration of credit risk is limited due to the large number and the geographic diversification of its customers.

Business Combinations

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

Goodwill

At least annually, the Company performs its impairment test for each reporting unit’s goodwill.  In 2013 and 2012, the Company used a discounted cash flow model to determine if the carrying value of the reporting unit, including goodwill, is less than the fair value of the reporting unit. The Company identified its reporting units in accordance with ASC 350-20-55. The Company’s U.S. outdoor advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test.  The Company also determined that within its Americas segment, Canada constitutes a separate reporting unit and each country in its International outdoor segment constitutes a separate reporting unit.  The Company recognized a non-cash impairment charge to goodwill of $10.7 million based on declining future cash flows expected in one country in the International outdoor segment for 2013.  The Company had no impairment of goodwill for 2012.  The Company recognized a non-cash impairment charge of $1.1 million to reduce goodwill in one country within its International segment for 2011.

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

The Company periodically assesses the value of its available-for-sale securities.  Based on these assessments, no impairments existed at December 31, 2013 and the Company concluded that other-than-temporary impairments existed at December 31, 2012 and 2011 and recorded non-cash impairment charges of $2.6 million and $4.8 million, respectively, during each of these years.  Such charges are recorded on the statement of operations in “Loss on marketable securities”.

Financial Instruments

Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at December 31, 2013 and 2012.

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

Income Taxes

The Company accounts for income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion or the entire asset will not be realized.  As generally all earnings from the Company’s foreign operations are permanently reinvested and not distributed, the Company’s income tax provision does not include additional U.S. taxes on foreign operations.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant current and historic deficits in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.  We regularly review our tax liabilities on amounts that may be distributed in future periods and provide for foreign withholding and other current and deferred taxes on any such amounts.  It is not practical to determine the amount of federal income taxes, if any, that might become due in the event that the earnings of our foreign operations were distributed.   During 2013, the Company recorded additional foreign deferred tax expense of $3.4 million on certain foreign earnings that are expected to be distributed in future periods from the Company’s Asia subsidiaries on which foreign withholding and other taxes have not previously been provided.

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

Advertising Expense

The Company records advertising expense as it is incurred.  Advertising expenses were $18.6 million, $17.2 million and $14.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

New Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. Under the revised guidance, entities are permitted to designate the Fed Funds effective Swap Rate, also referred to as the overnight index swap rate, as a benchmark interest rate. In addition, the ASU removes the restriction on using different benchmark interest rates for similar hedges. The amendments became effective for any qualifying new or designated hedging relationships entered into on or after July 17, 2013. The Company does not expect the provisions of ASU 2013-10 to have a material effect on the Company’s financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under the revised guidance, public and non-public companies are required to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements in a single note or on the face of the financial statements. Public companies are also required to provide this information in their interim statements. The standard is effective prospectively for public entities for fiscal years, and interim periods with those years, beginning after December 15, 2012. The provisions of ASU 2013-02 did not have a material effect on the Company’s financial statement disclosures.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. Under the revised guidance, new balance sheet offsetting disclosures are limited to the following financial instruments, to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement; recognized derivative instruments accounted for under ASC 815, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions. Entities are required to apply the ASU for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The provisions of ASU 2013-01 did not have a material effect on the Company’s financial statement disclosures.

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements. Under the revised guidance, changes were made to clarify the FASB Accounting Standards Codification (the “Codification”), correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  Additionally, the amendments will make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012. The provisions of ASU 2012-04 did not have a material effect on the Company’s financial statement disclosures.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at December 31, 2013 and 2012, respectively.

(In thousands)	December 31,	December 31,
	2013	2012
Land, buildings and improvements	$213,670	$210,382
Structures	3,021,152	2,949,458
Furniture and other equipment	147,768	134,389
Construction in progress	83,891	76,299
	3,466,481	3,370,528
Less: accumulated depreciation	1,385,383	1,162,784
Property, plant and equipment, net	$2,081,098	$2,207,744

The Company impaired outdoor advertising structures in its Americas outdoor segment by $1.7 million during 2012.

Indefinite-lived Intangible Assets

The Company’s indefinite-lived intangible assets consist primarily of billboard permits.  The Company’s billboard permits are granted for the right to operate an advertising structure at the specified location as long as the structure is in compliance with the laws and regulations of each jurisdiction.  The Company’s permits are located on owned land, leased land or land for which we have acquired permanent easements.  In cases where the Company’s permits are located on leased land, the leases typically have initial terms of between 10 and 20 years and renew indefinitely, with rental payments generally escalating at an inflation-based index.  If the Company loses its lease, the Company will typically obtain permission to relocate the permit or bank it with the municipality for future use. Due to significant differences in both business practices and regulations, billboards in the International segment are subject to long-term, finite contracts unlike the Company’s permits in the United States and Canada.  Accordingly, there are no indefinite-lived intangible assets in the International segment.

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

During 2013, the Company recognized a $2.5 million impairment charge related to billboard permits in a certain market due to increased start-up costs for that market exceeding market value.  During 2012, the Company recognized a $35.9 million impairment charge related to billboard permits in certain markets due to a change in the Company’s forecast of revenue growth within the markets.  During 2011, the Company recognized a $6.5 million impairment charge related to billboard permits in one market due to significant declines in permit value resulting from flat revenues, a slight decline in margin and increased capital expenditures within the market.

Other Intangible Assets

Other intangible assets include definite-lived intangible assets and permanent easements.  The Company’s definite-lived intangible assets include primarily transit and street furniture contracts, site-leases and other contractual rights, all of which are amortized over the respective lives of the agreements, or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Permanent easements are indefinite-lived intangible assets which include certain rights to use real property not owned by the Company. No impairments of other intangible assets were recognized during 2013 or 2012.

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets at December 31, 2013 and 2012, respectively:

(In thousands)	December 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$777,521	$(464,548)	$785,303	$(403,955)
Permanent easements	173,753	-	173,374	-
Other	2,832	(1,632)	4,283	(1,527)
Total	$954,106	$(466,180)	$962,960	$(405,482)

Total amortization expense related to definite-lived intangible assets was $70.9 million, $75.2 million and $101.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2014	$65,291
2015	55,110
2016	42,875
2017	31,461
2018	22,991

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

Each of the Company’s reporting units is valued using a discounted cash flow model which requires estimating future cash flows expected to be generated from the reporting unit, discounted to their present value using a risk-adjusted discount rate.  Terminal values were also estimated and discounted to their present value.  Assessing the recoverability of goodwill requires the Company to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on its budgets, business plans, economic projections, anticipated future cash flows and marketplace data.  There are inherent uncertainties related to these factors and management’s judgment in applying these factors.  In 2013, based on declining future cash flows expected in one country in the International segment, the Company recognized a non-cash impairment charge to goodwill of $10.7 million and recognized no goodwill impairment for its Americas segment for the year ended December 31, 2013.  The Company recognized no goodwill impairment for the year ended December 31, 2012.

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

(In thousands)	Americas	International	Consolidated
Balance as of December 31, 2011	$571,932	$285,261	$857,193
Foreign currency	-	7,784	7,784
Dispositions	-	(2,729)	(2,729)
Balance as of December 31, 2012	$571,932	$290,316	$862,248
Impairment	-	(10,684)	(10,684)
Foreign currency	-	(974)	(974)
Dispositions	-	(456)	(456)
Balance as of December 31, 2013	$571,932	$278,202	$850,134

The balance at December 31, 2011 is net of cumulative impairments of $2.6 billion and $315.9 million  in the Company’s Americas and International segments, respectively.

NOTE 3 – INVESTMENTS

The Company’s most significant investments in nonconsolidated affiliates are listed below:

Alessi

The Company owns a 49% interest in Alessi, an Italian outdoor advertising company.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Buspak

The Company owns a 50% interest in Buspak, an outdoor advertising company in Hong Kong.

Summarized Financial Information

The following table summarizes the Company's investments in nonconsolidated affiliates:

(In thousands)	Buspak	All Others	Total
Balance as of December 31, 2011	$7,911	$3,257	$11,168
Equity in net earnings (loss)	1,558	(715)	843
Acquisitions of investments, net	-	1,082	1,082
Other, net	1,209	1,831	3,040
Foreign currency translation adjustments	(35)	25	(10)
Balance as of December 31, 2012	$10,643	$5,480	$16,123
Equity in net loss	(144)	(1,948)	(2,092)
Acquisitions of investments, net	-	54	54
Other, net	-	1,301	1,301
Foreign currency translation adjustments	(4)	9	5
Balance as of December 31, 2013	$10,495	$4,896	$15,391

The investments in the table above are not consolidated, but are accounted for under the equity method of accounting, whereby the Company records its investments in these entities in the balance sheet as “Other assets.” The Company's interests in their operations are recorded in the statement of comprehensive loss as “Equity in earnings of nonconsolidated affiliates.”

NOTE 4 – ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligation is reported in “Other long-term liabilities” with the current portion recorded in “Accrued liabilities” and relates to its obligation to dismantle and remove outdoor advertising displays from leased land and to reclaim the site to its original condition upon the termination or non-renewal of a lease or contract.  When the liability is recorded, the cost is capitalized as part of the related long-lived assets’ carrying value.  Due to the high rate of lease renewals over a long period of time, the calculation assumes that all related assets will be removed at some period over the next 50 years.  An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site.  The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk adjusted credit rate for the same period.

The following table presents the activity related to the Company’s asset retirement obligation:

(In thousands)	Years Ended December 31,
	2013	2012
Beginning balance	$52,571	$47,534
Adjustment due to change in estimate of related costs	808	3,172
Accretion of liability	4,612	4,490
Liabilities settled	(3,159)	(2,625)
Ending balance	$54,832	$52,571

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 – LONG-TERM DEBT

Long-term debt at December 31, 2013 and  2012 consisted of the following:

(In thousands)	December 31,	December 31,
	2013	2012
Clear Channel Worldwide Holdings Senior Notes:
6.5% Series A Senior Notes Due 2022	$735,750	$735,750
6.5% Series B Senior Notes Due 2022	1,989,250	1,989,250
Clear Channel Worldwide Holdings Senior Subordinated Notes:
7.625% Series A Senior Subordinated Notes Due 2020	275,000	275,000
7.625% Series B Senior Subordinated Notes Due 2020	1,925,000	1,925,000
Senior revolving credit facility due 2018	-	-
Other debt	17,133	27,093
Original issue discount	(6,757)	(7,298)
Total debt	4,935,376	4,944,795
Less: current portion	15,999	9,407
Total long-term debt	$4,919,377	$4,935,388

The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.1 billion and $5.1 billion at December 31, 2013 and 2012, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 1.

CCWH Senior Notes

At December 31, 2013, the senior notes of the Company’s wholly owned subsidiary, Clear Channel Worldwide Holdings, Inc. (“CCWH”), represented $2.7 billion aggregate principal amount of senior notes, which consisted of $735.75 million aggregate principal amount of Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and $1,989.25 million aggregate principal amount of Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes” and, together with the Series A CCWH Senior Notes, the “CCWH Senior Notes”).  The CCWH Senior Notes are guaranteed by the Company, Clear Channel Outdoor, Inc. (“CCOI”) and certain of the Company’s direct and indirect subsidiaries. The proceeds from the issuance of the CCWH Senior Notes were used to fund the repurchase of CCWH’s Series A Senior Notes due 2017 and CCWH’s Series B Senior Notes due 2017 (collectively, the “Existing CCWH Senior Notes”).

The Company capitalized $30.0 million in fees and expenses associated with the CCWH Senior Notes offering and an original issue discount of $7.4 million.  The Company is amortizing the capitalized fees and discount through interest expense over the life of the CCWH Senior Notes.

The CCWH Senior Notes are senior obligations that rank pari passu in right of payment to all unsubordinated indebtedness of CCWH and the guarantees of the CCWH Senior Notes rank pari passu in right of payment to all unsubordinated indebtedness of the guarantors.  Interest on the CCWH Senior Notes is payable to the trustee weekly in arrears and to the noteholders on May 15 and November 15 of each year, which began on May 15, 2013.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CCWH Senior Subordinated Notes

At December 31, 2013, CCWH had $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the Series B CCWH Subordinated Notes” and, together with the Series A CCWH Subordinated Notes, the “CCWH Subordinated Notes”).  Interest on the CCWH Subordinated Notes is payable to the trustee weekly in arrears and to the noteholders on March 15 and September 15 of each year, which began on September 15, 2012.

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

Senior Revolving Credit Facility Due 2018

During the third quarter of 2013, the Company entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital, to issue letters of credit and for other general corporate purposes.  At December 31, 2013, there were no amounts outstanding under the revolving credit facility, and $34.1 million of letters of credit under the revolving credit facility, which reduce availability under the facility.

Clear Channel Communications’ Debt Repayments

On March 15, 2012, using proceeds of a CCOH dividend distributed to CC Holdings and CC Finco, together with cash on hand, Clear Channel Communications repaid indebtedness under its senior secured credit facilities in an aggregate amount equal to $1,925.7 million. As a result of the prepayment, the revolving credit commitments under Clear Channel Communications’ revolving credit facility were permanently reduced from $1.9 billion to $10.0 million and the sub-limit under which certain of the Company’s international subsidiaries may borrow (to the extent that Clear Channel Communications’ has not already borrowed against this capacity) was reduced from $145.0 million to $750 thousand.  On October 31, 2012, Clear Channel Communications permanently repaid the $10.0 million revolving credit facility, which included the $750 thousand sub-limit facility, and all remaining commitments related to the revolving credit facility were cancelled.

In connection with the CCWH Subordinated Notes issuance, Clear Channel Communications used cash on hand to prepay $170.5 million of additional indebtedness under its senior secured credit facilities in order to remain in compliance with its debt covenants.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Debt

Other debt includes various borrowings and capital leases utilized for general operating purposes.  Included in the $17.1 million balance at December 31, 2013 is $16.0 million that matures in less than one year.

Debt Covenants

The Company was in compliance with the covenants contained in the Senior Notes indentures, the Subordinated Notes indentures and the Senior revolving credit facility as of December 31, 2013.

There are no significant covenants or events of default contained in the revolving promissory note issued by Clear Channel Communications to the Company or the revolving promissory note issued by the Company to Clear Channel Communications.

Future maturities of long-term debt as of December 31, 2013 are as follows:

(in thousands)
2014	$15,999
2015	57
2016	64
2017	74
2018	84
Thereafter	4,925,855
Total (1)	$4,942,133

(1)        Excludes original issue discount of $6.8 million, which is amortized through interest expense over the life of the underlying debt obligations.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Commitments and Contingencies

The Company accounts for its rentals that include renewal options, annual rent escalation clauses, minimum franchise payments and maintenance related to displays under the guidance in ASC 840.

The Company considers its non-cancelable contracts that enable it to display advertising on buses, bus shelters, trains, etc. to be leases in accordance with the guidance in ASC 840-10.  These contracts may contain minimum annual franchise payments which generally escalate each year.  The Company accounts for these minimum franchise payments on a straight-line basis.  If the rental increases are not scheduled in the lease, such as an increase based on subsequent changes in the index or rate, those rents are considered contingent rentals and are recorded as expense when accruable.  Other contracts may contain a variable rent component based on revenue.  The Company accounts for these variable components as contingent rentals and records these payments as expense when accruable.  No single contract or lease is material to the Company’s operations.

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

Certain acquisition agreements include deferred consideration payments based on performance requirements by the seller, typically involving the completion of a development or obtaining appropriate permits that enable the Company to construct additional advertising displays.  At December 31, 2013, the Company believes its maximum aggregate contingency, which is subject to performance requirements by the seller, is approximately $30.0 million.  As the contingencies have not been met or resolved as of December 31, 2013, these amounts are not recorded.

As of December 31, 2013, the Company’s future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year, capital expenditure commitments and employment contracts consist of the following:

(In thousands)			Capital
	Non-Cancelable	Non-Cancelable	Expenditure	Employment
	Operating Lease	Contracts	Commitments	Contracts
2014	$301,974	$368,095	$44,224	$6,645
2015	285,230	278,113	27,007	3,434
2016	226,536	224,480	14,382	940
2017	193,560	193,884	2,454	83
2018	161,363	-	152	-
Thereafter	1,002,099	539,200	23,532	-
Total	$2,170,762	$1,603,772	$111,751	$11,102

Rent expense charged to operations for the years ended December 31, 2013, 2012 and 2011 was $1,017.0 million, $1,011.2 million and $1,029.3 million, respectively.

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

Stockholder Litigation

Two derivative lawsuits were filed in March 2012 in Delaware Chancery Court by stockholders of ours. The consolidated lawsuits were captioned In re Clear Channel Outdoor Holdings, Inc. Derivative Litigation, Consolidated Case No. 7315-CS. The complaints named as defendants certain of Clear Channel Communications’ and the Company’s current and former directors and Clear Channel Communications, as well as Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. We also were named as a nominal defendant. The complaints alleged, among other things, that in December 2009 Clear Channel Communications breached fiduciary duties to the Company and its stockholders by allegedly requiring the Company to agree to amend the terms of the Due from CCU Note to extend the maturity date of the Due from CCU Note and to amend the interest rate payable on the Due from CCU Note.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

According to the complaints, the terms of the amended Due from CCU Note were unfair to the Company because, among other things, the interest rate was below market. The complaints further alleged that Clear Channel Communications was unjustly enriched as a result of that transaction. The complaints also alleged that the director defendants breached fiduciary duties to the Company in connection with that transaction and that the transaction constituted corporate waste. On March 28, 2013, to avoid the costs, disruption and distraction of further litigation, and without admitting the validity of any allegations made in the complaint, legal counsel for the defendants entered into a binding memorandum of understanding (the “MOU”) with legal counsel for a special litigation committee consisting of the Company’s independent directors and the plaintiffs to settle the litigation. On July 8, 2013, the parties executed a Stipulation of Settlement, on terms consistent with the MOU, and presented the Stipulation of Settlement to the Delaware Chancery Court for approval. The Company filed the Stipulation of Settlement with the SEC as an exhibit to its Current Report on Form 8-K filed on July 9, 2013. On September 9, 2013, the Delaware Chancery Court approved the settlement and, on October 9, 2013, the right to appeal expired. On October 19, 2013, in accordance with the terms of the settlement, the Company’s board of directors (i) notified Clear Channel Communications of its intent to make a demand for repayment of $200 million outstanding under the Due from CCU Note on November 8, 2013, (ii) declared a dividend of $200 million, which was conditioned upon Clear Channel Communications satisfying such demand, and (iii) established a committee of the Company’s board of directors for the specific purpose of monitoring the Due from CCU Note. On October 23, 2013, the Company and Clear Channel Communications amended the Due from CCU Note in accordance with the terms of the settlement. The Company announced its intent to make a demand for repayment of $200 million outstanding under the Due from CCU Note and its declaration of the dividend in its Current Report on Form 8-K filed on October 21, 2013, filed a copy of the amendment to the Due from CCU Note as an exhibit to its Current Report on Form 8-K filed on October 23, 2013 and announced the demand and dividend payment in its Current Report on Form 8-K filed on November 8, 2013.

Los Angeles Litigation

In 2008, Summit Media, LLC, one of the Company’s competitors, sued the City of Los Angeles (the “City”), Clear Channel Outdoor, Inc. and CBS Outdoor in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties. Pursuant to the settlement agreement, Clear Channel Outdoor, Inc. had taken down existing billboards and converted 83 existing signs from static displays to digital displays pursuant to modernization permits issued through an administrative process of the City. The Los Angeles Superior Court ruled in January 2010 that the settlement agreement constituted an ultra vires act of the City and nullified its existence, but did not invalidate the modernization permits issued to Clear Channel Outdoor, Inc. and CBS. All parties appealed the ruling by the Los Angeles Superior Court to Court of Appeal for the State of California, Second Appellate District, Division 8. On December 10, 2012, the Court of Appeal issued an order upholding the Superior Court’s finding that the settlement agreement was ultra vires and remanding the case to the Superior Court for the purpose of invalidating the modernization permits issued to Clear Channel Outdoor, Inc. and CBS for the digital displays that were the subject of the settlement agreement. On January 22, 2013, Clear Channel Outdoor, Inc. filed a petition with the California Supreme Court requesting its review of the matter, and the Supreme Court denied that petition on February 27, 2013. On April 12, 2013, the Los Angeles Superior Court invalidated 82 digital modernization permits issued to Clear Channel Outdoor, Inc. (77 of which displays were operating at the time of the ruling) and 13 issued to CBS and ordered that the companies turn off the electrical power to affected digital displays by the close of business on April 15, 2013. Clear Channel Outdoor, Inc. has complied with the order. On April 16, 2013, the Court conducted further proceedings during which it held that it was not invalidating two additional digital modernization permits that Clear Channel Outdoor, Inc. had secured through a special zoning plan and confirmed that its April 12 order invalidated only digital modernization permits – no other types of permits the companies may have secured for the signs at issue. Summit Media, LLC filed a further motion requesting that the Court order the demolition of the 82 sign structures on which the now-invalidated digital signs operated, as well as the invalidation of several other permits for traditional signs allegedly issued under the settlement agreement. At a hearing held on November 22, 2013, the Court denied Summit Media, LLC’s demolition motion by allowing the 82 sign structures and their LED faces to remain intact, thus allowing Clear Channel Outdoor, Inc. to seek permits under the existing City sign code to either wrap the LED faces with vinyl or convert the LED faces to traditional static signs. The Court further confirmed the invalidation of all permits issued under the settlement agreement. In anticipation of this order, Clear Channel Outdoor, Inc. had removed six static billboard facings solely permitted under the settlement agreement. At a hearing held on January 21, 2014, the Court denied Summit Media, LLC’s motion for attorney’s fees on the basis that Summit Media, LLC had a substantial financial interest in the outcome of the litigation and, therefore, was not entitled to fees under California’s private attorney general statute.

NOTE 7 – GUARANTEES

As of December 31, 2013, the Company had $69.4 million in letters of credit outstanding, of which $33.0 million of letters of credit were cash secured. Additionally, as of December 31, 2013, Clear Channel Communications had outstanding commercial standby letters of credit and surety bonds of $3.0 million and $44.2 million, respectively, held on behalf of the Company. These letters of credit and surety bonds relate to various operational matters, including insurance, bid and performance bonds, as well as other items.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Letters of credit in the amount of $2.0 million are collateral in support of surety bonds and these amounts would only be drawn under the letter of credit in the event the associated surety bonds were funded and the Company did not honor its reimbursement obligation to the issuers.

In addition, as of December 31, 2013, the Company had outstanding bank guarantees of $57.4 million related to international subsidiaries, of which $13.3 million were backed by cash collateral.

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

At December 31, 2013 and 2012, the asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheet was $879.1 million and $729.2 million, respectively.  At December 31, 2013, the fixed interest rate on the “Due from Clear Channel Communications” account was 6.5%, which is equal to the fixed interest rate on the CCWH Senior Notes.  The net interest income for the years ended December 31, 2013, 2012 and 2011 was $54.2 million, $63.8 million and $45.5 million, respectively.  For so long as Clear Channel Communications maintains significant control over the Company, a deterioration in the financial condition of Clear Channel Communications could have the effect of increasing the Company’s borrowing costs or impairing the Company’s access to capital markets.  As of December 31, 2013, Clear Channel Communications had $708.2 million recorded as “Cash and cash equivalents” on its consolidated balance sheets.

The Company provides advertising space on its billboards for radio stations owned by Clear Channel Communications.  For the years ended December 31, 2013, 2012 and 2011, the Company recorded $2.5 million, $1.2 million and $4.1 million in revenue for these advertisements, respectively.

Under the Corporate Services Agreement between Clear Channel Communications and the Company, Clear Channel Communications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) certain executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services.  These services are charged to the Company based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis.  For the years ended December 31, 2013, 2012, and 2011, the Company recorded $35.4 million, $35.9 million and $26.4 million as a component of corporate expense for these services, respectively.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pursuant to the Employee Matters Agreement, the Company’s employees participate in Clear Channel Communications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan.  These costs are recorded as a component of selling, general and administrative expenses and were approximately $10.5 million, $11.5 million and $12.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Significant components of the provision for income tax benefit (expense) are as follows:

(In thousands)	Years Ended December 31,
	2013	2012	2011
Current - Federal	$(1,470)	$(465)	$(340)
Current - foreign	(45,327)	(47,632)	(50,285)
Current - state	772	(2,129)	5,936
Total current expense	(46,025)	(50,226)	(44,689)

Deferred - Federal	21,369	119,195	(8,986)
Deferred - foreign	8,278	28,502	13,708
Deferred - state	1,569	9,618	(3,329)
Total deferred benefit	31,216	157,315	1,393
Income tax benefit (expense)	$(14,809)	$107,089	$(43,296)

For the year ended December 31, 2013 the Company recorded current tax expense of $46.0 million as compared to $50.2 million for the 2012 year.  The change in current tax was due primarily to reductions in state current tax expense due to the settlement of various examinations during 2013.

For the year ended December 31, 2012 the Company recorded current tax expense of $50.2 million as compared to $44.7 million for the 2011 year. The change in current tax was due primarily to reductions in state current tax in 2011 as a result of the settlement of various examinations during the period.

Deferred tax benefits decreased $126.1 million for the year ended December 31, 2013 compared to 2012, primarily due to a decrease in federal and state losses in 2013.

Deferred tax benefits increased $155.9 million for the year ended December 31, 2012 compared to 2011, primarily due to an increase in U.S. federal and state tax losses in 2012.  In addition, in 2012 the Company recorded tax benefits in certain foreign jurisdictions for net operating losses that it expects to utilize in future periods.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2013 and 2012 are as follows (1):

(In thousands)	December 31,	December 31,
	2013	2012
Deferred tax liabilities:
Intangibles and fixed assets	$951,405	$949,507
Equity in earnings	1,062	482
Other investments	6,486	3,009
Total deferred tax liabilities	958,953	952,998
Deferred tax assets:
Accrued expenses	17,791	11,181
Net operating loss carryforwards	458,670	422,472
Bad debt reserves	3,962	5,331
Other	18,967	21,211
Total deferred tax assets	499,390	460,195
Less: Valuation allowance	180,284	179,807
Net deferred tax assets	319,106	280,388
Net deferred tax liabilities	639,847	672,610
Less: current portion of deferred tax asset (liability)	16,303	458
Long-term net deferred tax liabilities	$656,150	$673,068

(1)        For comparability, the presentation of the balances at December 31, 2012 were adjusted to align to current year presentation of gross foreign deferred taxes and associated valuation allowances on our foreign subsidiaries.

The Company’s net foreign deferred tax liabilities were $16.9 million and $27.4 million for the periods ended December 31, 2013 and 2012, respectively.

The deferred tax liabilities associated with intangibles and fixed assets primarily relates to the difference in book and tax basis of acquired billboard permits and tax deductible goodwill created from the Company’s various stock acquisitions.  In accordance with ASC 350-10, Intangibles—Goodwill and Other, the Company does not amortize its book basis in permits.  As a result, this deferred tax liability will not reverse over time unless the Company recognizes future impairment charges related to its permits and tax deductible goodwill or sells its permits.  As the Company continues to amortize its tax basis in its permits and tax deductible goodwill, the deferred tax liability will increase over time.

At December 31, 2013, the Company had recorded deferred tax assets for net operating loss carryforwards (tax effected) for federal and state income tax purposes of $287.8 million, expiring in various amounts through 2033.  The Company had recorded deferred tax assets for foreign net operating loss carryforwards (tax effected) of approximately $170.8 million as offset in part by an associated valuation allowance of $156.8 million.  The remaining deferred tax valuation allowance of $23.5 million offsets other foreign deferred tax assets that are not expected to be realized.  Realization of these foreign deferred tax assets is dependent upon the Company’s ability to generate future taxable income in appropriate tax jurisdictions to obtain benefits.  Due to the Company’s evaluation of negative factors including particular negative evidence of cumulative losses in these jurisdictions, the Company continues to record valuation allowances on the foreign deferred tax assets that are not expected to be realized.  For its remaining gross deferred tax assets, the Company is relying on its assessment of deferred tax liabilities that will reverse in the same carryforward period and jurisdiction and are of the same character as the net operating loss carryforwards and temporary differences that give rise to the deferred tax assets.  Any deferred tax liabilities associated with billboard permits and tax deductible goodwill intangible assets are not relied upon as these intangible assets have an indefinite life.

At December 31, 2013 and 2012, net deferred tax assets include a deferred tax asset of $15.3 million and $17.0 million, respectively, relating to stock-based compensation expense under ASC 718-10, Compensation—Stock Compensation.  Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accordingly, there can be no assurance that the stock price of the Company’s Common Stock will rise to levels sufficient to realize the entire deferred tax benefit currently reflected in our balance sheet.  See Note 10 for additional discussion of ASC 718-10.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax benefit is:

(Amounts in thousands)	Years Ended December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax benefit (expense) at statutory rates	$3,331	35%	$93,205	35%	$(37,280)	35%
State income taxes, net of federal tax effect	2,342	25%	7,489	3%	2,607	(2%)
Foreign income taxes	(19,777)	(208%)	9,938	3%	(3,617)	3%
Nondeductible items	(613)	(7%)	(679)	0%	(550)	1%
Tax contingencies	(2,488)	(26%)	522	0%	(2,360)	2%
Other, net	2,396	25%	(3,386)	(1%)	(2,096)	2%
Income tax benefit (expense)	$(14,809)	(156%)	$107,089	40%	$(43,296)	41%

During 2013, the Company recorded tax expense of approximately $14.8 million. The 2013 income tax expense and (155.6)% effective tax rate were impacted primarily by the Company’s benefits and charges from tax amounts associated with its foreign earnings that are taxed at rates different from the federal statutory rate and an inability to benefit from losses in certain foreign jurisdictions.  In addition the Company recorded additional foreign deferred tax expense of $3.4 million on certain foreign earnings that are expected to be distributed in future periods from its Asia subsidiaries on which foreign withholding and other taxes have not previously been provided.  Foreign income before income taxes was approximately $47.5 million for 2013.

During 2012, the Company recorded tax benefit of approximately $107.1 million. The 2012 income tax benefit and 40.2% effective tax rate were impacted primarily by the disposition of certain foreign subsidiaries that resulted in financial reporting gains that were not subject to tax in the foreign jurisdictions.  In addition, the Company recorded tax benefits in certain foreign jurisdictions for net operating losses that it expects to utilize in future periods.   Foreign income before income taxes was approximately $84.6 million for 2012.

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

The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense.  The total amount of interest accrued at December 31, 2013 and 2012, was $9.6 million and $8.0 million, respectively.  The total amount of unrecognized tax benefits and accrued interest and penalties at December 31, 2013 and 2012, was $62.2 million and $53.8 million, respectively, of which $42.1 million and $45.8 million is included in “Other long-term liabilities.” Additionally, $4.1 million is included in “Accrued expenses” on the Company’s consolidated balance sheet at December 31, 2013.  In addition, $16.1 million and $8.1 million of unrecognized tax benefits are recorded net with the Company’s deferred tax assets for its net operating losses as opposed to being recorded in “Other long-term liabilities” at December 31, 2013 and 2012, respectively.  The total amount of unrecognized tax benefits at December 31, 2013 and 2012 that, if recognized, would impact the effective income tax rate is $45.4 million and $38.4 million, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	Years Ended December 31,
Unrecognized Tax Benefits	2013	2012
Balance at beginning of period	$45,839	$40,078
Increases for tax position taken in the current year	9,454	8,349
Increases for tax positions taken in previous years	6,124	8,051
Decreases for tax position taken in previous years	(638)	(4,368)
Decreases due to settlements with tax authorities	(678)	(6,271)
Decreases due to lapse of statute of limitations	(7,482)	-
Balance at end of period	$52,619	$45,839

Pursuant to the Tax Matters Agreement between Clear Channel Communications and the Company, the operations of the Company are included in a consolidated U.S. federal income tax return filed by Clear Channel Communications.  In addition, the Company and its subsidiaries file income tax returns in various state and foreign jurisdictions.  During 2013, the Company reversed $7.9 million in liabilities, inclusive of interest, as a result of the statute of limitations expiring in certain state and foreign jurisdictions.  During 2012, the Company settled an examination in the United Kingdom and as a result of the settlement paid approximately $7.2 million in tax and interest.  All federal income tax matters through 2008 are closed and the IRS is currently auditing the Company’s 2009 and 2010 periods.  Substantially all material state, local, and foreign income tax matters have been concluded for years through 2005.

NOTE 10 – SHAREHOLDERS’ EQUITY

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The following table shows the changes in shareholders’ equity attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2013	$198,155	$247,934	$446,089
Net income (loss)	(48,460)	24,134	(24,326)
Dividends paid	(200,010)	-	(200,010)
Dividends and other payments to noncontrolling interests	-	(68,441)	(68,441)
Foreign currency translation adjustments	(7,460)	(2,194)	(9,654)
Unrealized holding gain on marketable securities	1,187	-	1,187
Other adjustments to comprehensive loss	6,732	-	6,732
Other, net	9,350	613	9,963
Reclassifications	(1,432)	-	(1,432)
Balances at December 31, 2013	$(41,938)	$202,046	$160,108

Balances at January 1, 2012	$2,508,697	$231,530	$2,740,227
Net income (loss)	(183,112)	23,902	(159,210)
Dividends paid	(2,170,396)	-	(2,170,396)
Foreign currency translation adjustments	33,782	1,703	35,485
Unrealized holding gain (loss) on marketable securities	(2,573)	-	(2,573)
Other adjustments to comprehensive loss	1,135	-	1,135
Other, net	8,577	(9,201)	(624)
Reclassifications	2,045	-	2,045
Balances at December 31, 2012	$198,155	$247,934	$446,089

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Share-Based Awards

Stock Options

The Company has granted options to purchase shares of its Class A common stock to employees and directors of the Company and its affiliates under its equity incentive plan at no less than the fair value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates. These options vest solely on continued service over a period of up to five years. The equity incentive plan contains anti-dilutive provisions that permit an adjustment of the number of shares of the Company’s common stock represented by each option for any change in capitalization. The Company determined that the CCOH Dividend discussed in Note 5 was considered a change in capitalization and therefore adjusted outstanding options as of March 15, 2012. No incremental compensation cost was recognized in connection with the adjustment.

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

	Years Ended December 31,
	2013	2012	2011
Expected volatility	55% – 56%	54% – 56%	57%
Expected life in years	6.3	6.3	6.3
Risk-free interest rate	1.05% – 2.19%	0.92% – 1.48%	1.26% – 2.75%
Dividend yield	0%	0%	0%

The following table presents a summary of the Company's stock options outstanding at and stock option activity during the year ended December 31, 2013 (“Price” reflects the weighted average exercise price per share):

(In thousands, except per share data)	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2013	8,381	$9.22
Granted (1)	517	7.78
Exercised (2)	(1,088)	3.89
Forfeited	(226)	7.11
Expired	(675)	13.58
Outstanding, December 31, 2013	6,909	9.60	5.9 years	$15,545
Exercisable	4,264	10.90	4.7 years	$8,581
Expected to vest	2,514	7.49	7.9 years	$6,660

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1)        The weighted average grant date fair value of the Company’s options granted during the years ended December 31, 2013, 2012 and 2011 was $4.10, $4.43 and $8.30 per share, respectively.

(2)        Cash received from option exercises during the years ended December 31, 2013, 2012 and 2011 was $4.2 million, $6.4 million and $1.4 million, respectively.  The total intrinsic value of the options exercised during the years ended December 31, 2013, 2012 and 2011 was $5.0 million, $7.9 million and $1.5 million, respectively.

A summary of the Company’s unvested options at and changes during the year ended December 31, 2013 is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Unvested, January 1, 2013	3,833	$5.19
Granted	517	4.10
Vested (1)	(1,479)	4.80
Forfeited	(226)	5.21
Unvested, December 31, 2013	2,645	5.21

(1)        The total fair value of the Company’s options vested during the years ended December 31, 2013, 2012 and 2011 was $7.1 million, $11.5 million and $8.2 million, respectively.

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

The following table presents a summary of the Company's restricted stock and restricted stock units outstanding at and activity during the year ended December 31, 2013 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2013	1,085	$6.26
Granted	1,105	7.51
Vested (restriction lapsed)	(15)	6.61
Forfeited	(283)	7.15
Outstanding, December 31, 2013	1,892	6.83

Share-Based Compensation Cost

The share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Share-based compensation payments are recorded in corporate expenses and were $7.7 million, $10.6 million and $10.9 million, during the years ended December 31, 2013, 2012 and 2011, respectively.

The tax benefit related to the share-based compensation expense for the years ended December 31, 2013, 2012 and 2011 was $3.0 million, $4.1 million and $4.3 million, respectively.

As of December 31, 2013, there was $17.5 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of December 31, 2013, there was $0.6 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands, except per share data)	Years Ended December 31,
	2013	2012	2011
NUMERATOR:
Net income (loss) attributable to the Company – common shares	$(48,460)	$(183,112)	$42,946
Less: Participating securities dividends	2,566	8,456	2,972
Net income (loss) attributable to the Company per common share – basic and diluted	$(51,026)	$(191,568)	$39,974

DENOMINATOR:
Weighted average common shares outstanding – basic	357,662	356,915	355,907
Effect of dilutive securities:
Stock options and restricted stock awards (1)	-	-	621
Weighted average common shares outstanding – diluted	357,662	356,915	356,528

Net income (loss) attributable to the Company per common share:
Basic	$(0.14)	$(0.54)	$0.11
Diluted	$(0.14)	$(0.54)	$0.11

(1)        8.8 million, 9.5 million and 6.0 million stock options were outstanding at December 31, 2013, 2012 and 2011, respectively, that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

NOTE 11 – EMPLOYEE STOCK AND SAVINGS PLANS

The Company’s U.S. employees are eligible to participate in various 401(k) savings and other plans provided by Clear Channel Communications for the purpose of providing retirement benefits for substantially all employees.  Under these plans, a Company employee can make pre-tax contributions and the Company will match 50% of the employee’s first 5% of pay contributed to the plan.  Employees vest in these Company matching contributions based upon their years of service to the Company.  Contributions to these plans of $2.4 million, $2.4 million and $2.3 million for the years ended December 31, 2013, 2012 and 2011, respectively, were recorded as a component of operating expenses. The Company suspended the matching contribution as of April 30, 2009 and reinstated the matching contribution effective April 1, 2010 retroactive to January 1, 2010.

In addition, employees in the Company’s International segment participate in retirement plans administered by the Company which are not part of the 401(k) savings and other plans sponsored by Clear Channel Communications.  Contributions to these plans of $10.6 million, $13.8 million and $12.1 million for the years ended December 31, 2013, 2012 and 2011, respectively, were recorded as a component of operating expenses.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 — OTHER INFORMATION

The following table discloses the components of “Other income (expense)” for the years ended December 31, 2013, 2012 and 2011, respectively:

(In thousands)	Years Ended December 31,
	2013	2012	2011
Foreign exchange loss	$1,674	$(869)	$796
Other	(658)	505	(1,445)
Total other income (expense) — net	$1,016	$(364)	$(649)

The following table discloses the components of “Other current assets” as of December 31, 2013 and 2012, respectively:

(In thousands)	As of December 31,
	2013	2012
Deferred loan costs	$7,982	$8,000
Inventory	24,857	20,094
Deferred tax asset	16,303	458
Deposits	3,862	4,108
Other receivables	5,388	4,264
Other	9,941	4,188
Total other current assets	$68,333	$41,112

The following table discloses the components of “Other assets” as of December 31, 2013 and 2012, respectively:

(In thousands)	As of December 31,
	2013	2012
Prepaid expenses	$60,667	$70,586
Deferred loan costs	50,038	57,696
Deposits	24,308	22,401
Investments	17,420	16,886
Other	2,482	1,520
Total other assets	$154,915	$169,089

The following table discloses the components of “Other current liabilities” as of December 31, 2013 and 2012, respectively:

(In thousands)	As of December 31,
	2013	2012
Redeemable noncontrolling interest	$-	$60,950
Total other current liabilities	$-	$60,950

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table discloses the components of “Other long-term liabilities” as of December 31, 2013 and 2012, respectively:

(In thousands)	As of December 31,
	2013	2012
Unrecognized tax benefits	$42,070	$45,769
Asset retirement obligation	54,832	52,571
Employee related liabilities	31,617	24,265
Deferred rent	92,512	86,611
Other	29,136	30,616
Total other long-term liabilities	$250,167	$239,832

The following table discloses the components of “Accumulated other comprehensive loss,” net of tax, as of December 31, 2013 and 2012, respectively:

(In thousands)	As of December 31,
	2013	2012
Cumulative currency translation adjustments and other	$(214,801)	$(212,641)
Cumulative unrealized gain on securities	1,229	42
Total accumulated other comprehensive loss	$(213,572)	$(212,599)

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

During the first quarter of 2012, the Company recast its segment reporting, as discussed in Note 1.  The following table presents the Company’s reportable segment results for the years ended December 31, 2013, 2012 and 2011.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Americas Outdoor Advertising	International Outdoor Advertising	Corporate and other reconciling items	Consolidated
Year Ended December 31, 2013
Revenue	$1,290,452	$1,655,738	$-	$2,946,190
Direct operating expenses	566,669	1,028,059	-	1,594,728
Selling, general and administrative expenses	220,732	322,840	-	543,572
Depreciation and amortization	196,597	203,927	2,646	403,170
Impairment charges	-	-	13,150	13,150
Corporate expenses	-	-	124,399	124,399
Other operating income, net	-	-	22,979	22,979
Operating income (loss)	$306,454	$100,912	$(117,216)	$290,150

Segment assets	$3,693,308	$2,029,687	$1,036,397	$6,759,392
Capital expenditures	$88,991	$108,548	$8,648	$206,187
Share-based compensation expense	$-	$-	$7,725	$7,725
Year Ended December 31, 2012
Revenue	$1,279,257	$1,667,687	$-	$2,946,944
Direct operating expenses	582,340	1,021,152	-	1,603,492
Selling, general and administrative expenses	211,245	363,417	-	574,662
Depreciation and amortization	192,023	205,258	1,983	399,264
Impairment charges	-	-	37,651	37,651
Corporate expenses	-	-	115,832	115,832
Other operating income, net	-	-	50,943	50,943
Operating income (loss)	$293,649	$77,860	$(104,523)	$266,986

Segment assets	$3,835,235	$2,256,309	$1,014,238	$7,105,782
Capital expenditures	$117,647	$150,129	$7,801	$275,577
Share-based compensation expense	$-	$-	$10,589	$10,589
Year Ended December 31, 2011
Revenue	$1,252,725	$1,751,149	$-	$3,003,874
Direct operating expenses	566,313	1,064,562	-	1,630,875
Selling, general and administrative expenses	198,989	339,043	-	538,032
Depreciation and amortization	211,009	219,955	1,071	432,035
Impairment charges	-	-	7,614	7,614
Corporate expenses	-	-	100,971	100,971
Other operating income, net	-	-	8,591	8,591
Operating income (loss)	$276,414	$127,589	$(101,065)	$302,938

Segment assets	$3,886,098	$2,166,173	$1,035,914	$7,088,185
Capital expenditures	$122,505	$166,044	$4,194	$292,743
Share-based compensation expense	$-	$-	$10,913	$10,913

Revenue of $1.7 billion, $1.7 billion and $1.8 billion derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2013, 2012 and 2011, respectively.  Revenue of $1.2 billion, derived from the Company’s U.S. operations are included in the data above for each of the years ended December 31, 2013, 2012 and 2011.

Identifiable long-lived assets of $759.3 million, $803.7 million and $796.3 million derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2013, 2012 and 2011, respectively. Identifiable long-lived assets of $1.3 billion, $1.4 billion and $1.5 billion derived from the Company’s U.S. operations are included in the data above for the years ended December 31, 2013, 2012 and 2011, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14 — QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Revenue	$650,210	$651,283	$766,871	$761,326	$723,013	$731,141	$806,096	$803,194
Operating expenses:
Direct operating expenses	386,191	391,718	399,558	405,314	396,094	390,639	412,885	415,821
Selling, general and administrative expenses	139,561	152,343	133,020	131,752	131,437	136,582	139,554	153,985
Corporate expenses	27,824	27,451	33,892	29,952	29,719	28,820	32,964	29,609
Depreciation and amortization	100,327	92,337	97,566	99,668	98,344	100,352	106,933	106,907
Impairment charges	-	-	-	-	-	-	13,150	37,651
Other operating income, net	2,103	4,003	3,697	2,746	6,604	42,397	10,575	1,797
Operating income (loss)	(1,590)	(8,563)	106,532	97,386	74,023	117,145	111,185	61,018
Interest expense	88,093	67,831	88,063	102,953	87,969	102,612	88,658	100,480
Interest income on Due from Clear Channel Communications	11,920	15,980	12,496	16,089	14,940	16,913	14,854	14,779
Loss on marketable securities	-	-	-	-	(18)	-	-	(2,578)
Equity in earnings (loss) of nonconsolidated affiliates	(485)	421	169	(157)	(645)	(234)	(1,131)	813
Loss on extinguishment of debt	-	-	-	-	-	-	-	(221,071)
Other income (expense), net	(907)	(494)	(310)	(1,631)	1,445	1,825	788	(64)
Income (loss) before income taxes	(79,155)	(60,487)	30,824	8,734	1,776	33,037	37,038	(247,583)
Income tax benefit (expense)	5,006	15,294	(12,094)	(8,082)	10,214	(8,212)	(17,935)	108,089
Consolidated net income (loss)	(74,149)	(45,193)	18,730	652	11,990	24,825	19,103	(139,494)
Less amount attributable to noncontrolling interest	129	(1,323)	9,822	8,768	7,772	7,541	6,411	8,916
Net income (loss) attributable to the Company	$(74,278)	$(43,870)	$8,908	$(8,116)	$4,218	$17,284	$12,692	$(148,410)

Net income (loss) per common share:
Basic	$(0.22)	$(0.14)	$0.02	$(0.02)	$0.01	$0.05	$0.04	$(0.42)
Diluted	$(0.22)	$(0.14)	$0.02	$(0.02)	$0.01	$0.05	$0.04	$(0.42)

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

(In thousands)	December 31, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$83,185	$-	$5,885	$225,475	$-	$314,545
Accounts receivable, net of allowance	-	-	208,029	504,106	-	712,135
Intercompany receivables	-	186,659	1,592,228	-	(1,778,887)	-
Prepaid expenses	1,390	-	71,730	70,295	-	143,415
Other current assets	3	6,850	20,333	41,147	-	68,333
Total Current Assets	84,578	193,509	1,898,205	841,023	(1,778,887)	1,238,428
Structures, net	-	-	1,142,094	623,416	-	1,765,510
Other property, plant and equipment, net	-	-	178,149	137,439	-	315,588
Indefinite-lived intangibles	-	-	1,055,728	12,055	-	1,067,783
Other intangibles, net	-	-	344,178	143,748	-	487,926
Goodwill	-	-	571,932	278,202	-	850,134
Due from Clear Channel Communications	879,108	-	-	-	-	879,108
Intercompany notes receivable	182,026	5,002,517	-	-	(5,184,543)	-
Other assets	408,083	871,363	1,373,504	61,626	(2,559,661)	154,915
Total Assets	$1,553,795	$6,067,389	$6,563,790	$2,097,509	$(9,523,091)	$6,759,392

Accounts payable	$-	$-	$11,742	$74,140	$-	$85,882
Intercompany payable	1,586,370	-	186,659	5,858	(1,778,887)	-
Accrued expenses	725	1,342	105,909	455,790	-	563,766
Deferred income	-	-	42,591	65,352	-	107,943
Current portion of long-term debt	-	-	47	15,952	-	15,999
Total Current Liabilities	1,587,095	1,342	346,948	617,092	(1,778,887)	773,590
Long-term debt	-	4,918,243	1,134	-	-	4,919,377
Intercompany notes payable	-	-	5,025,497	159,046	(5,184,543)	-
Deferred tax liability	175	85	638,141	17,749	-	656,150
Other long-term liabilities	-	-	143,925	106,242	-	250,167
Total shareholders' equity	(33,475)	1,147,719	408,145	1,197,380	(2,559,661)	160,108
Total Liabilities and Shareholders' Equity	$1,553,795	$6,067,389	$6,563,790	$2,097,509	$(9,523,091)	$6,759,392

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	December 31, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$207,411	$-	$-	$359,361	$(4,793)	$561,979
Accounts receivable, net of allowance	-	-	258,727	495,931	-	754,658
Intercompany receivables	-	-	1,407,392	-	(1,407,392)	-
Prepaid expenses	2,109	-	70,822	78,666	-	151,597
Other current assets	9	6,850	4,231	30,022	-	41,112
Total Current Assets	209,529	6,850	1,741,172	963,980	(1,412,185)	1,509,346
Structures, net	-	-	1,231,465	659,228	-	1,890,693
Other property, plant and equipment, net	-	-	170,741	146,310	-	317,051
Indefinite-lived intangibles	-	-	1,055,168	15,552	-	1,070,720
Other intangibles, net	-	-	359,460	198,018	-	557,478
Goodwill	-	-	571,933	290,315	-	862,248
Due from Clear Channel Communications	729,157	-	-	-	-	729,157
Intercompany notes receivable	182,026	5,129,823	-	-	(5,311,849)	-
Other assets	457,872	883,895	1,389,289	62,271	(2,624,238)	169,089
Total Assets	$1,578,584	$6,020,568	$6,519,228	$2,335,674	$(9,348,272)	$7,105,782

Accounts payable	$-	$-	$13,891	$86,417	$(4,793)	$95,515
Intercompany payable	1,373,828	15,730	-	17,834	(1,407,392)	-
Accrued expenses	394	(73,766)	173,024	438,847	-	538,499
Deferred income	-	-	50,153	56,881	-	107,034
Other current liabilities	-	-	-	60,950	-	60,950
Current portion of long-term debt	-	-	41	9,366	-	9,407
Total Current Liabilities	1,374,222	(58,036)	237,109	670,295	(1,412,185)	811,405
Long-term debt	-	4,917,702	1,182	16,504	-	4,935,388
Intercompany notes payable	6,042	-	5,036,422	269,385	(5,311,849)	-
Deferred tax liability	226	85	644,521	28,236	-	673,068
Other long-term liabilities	-	-	142,061	97,771	-	239,832
Total shareholders' equity	198,094	1,160,817	457,933	1,253,483	(2,624,238)	446,089
Total Liabilities and Shareholders' Equity	$1,578,584	$6,020,568	$6,519,228	$2,335,674	$(9,348,272)	$7,105,782

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Year Ended December 31, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$1,197,261	$1,748,929	$-	$2,946,190
Operating expenses:
Direct operating expenses	-	-	506,200	1,088,528	-	1,594,728
Selling, general and administrative expenses	-	-	205,240	338,332	-	543,572
Corporate expenses	13,057	3	64,987	46,352	-	124,399
Depreciation and amortization	-	-	194,793	208,377	-	403,170
Impairment charge	-	-	-	13,150	-	13,150
Other operating income (expense), net	(494)	-	28,129	(4,656)	-	22,979
Operating income (loss)	(13,551)	(3)	254,170	49,534	-	290,150
Interest (income) expense, net	(143)	353,189	993	(1,256)	-	352,783
Interest income on Due from Clear Channel Communications	54,210	-	-	-	-	54,210
Intercompany interest income	15,112	341,612	54,857	-	(411,581)	-
Intercompany interest expense	54,436	-	356,724	421	(411,581)	-
Loss on marketable securities	-	-	-	(18)	-	(18)
Equity in loss of nonconsolidated affiliates	(50,279)	(12,274)	(12,216)	(3,588)	76,265	(2,092)
Other income (expense), net	1,432	-	(9,760)	9,344	-	1,016
Income (loss) before income taxes	(47,369)	(23,854)	(70,666)	56,107	76,265	(9,517)
Income tax benefit (expense)	(1,091)	4,184	20,387	(38,289)	-	(14,809)
Consolidated net income (loss)	(48,460)	(19,670)	(50,279)	17,818	76,265	(24,326)
Less amount attributable to noncontrolling interest	-	-	-	24,134	-	24,134
Net loss attributable to the Company	$(48,460)	$(19,670)	$(50,279)	$(6,316)	$76,265	$(48,460)
Other comprehensive (loss), net of tax:
Foreign currency translation adjustments	(31)	(20)	(7,214)	(2,389)	-	(9,654)
Unrealized holding gain on marketable securities	-	-	-	1,187	-	1,187
Other adjustments to comprehensive loss	-	-	-	6,732	-	6,732
Reclassification adjustment for realized loss on marketable securities included in consolidated net income (loss)	(1,432)	-	-	-	-	(1,432)
Equity in subsidiary comprehensive income	490	9,159	7,704	-	(17,353)	-
Comprehensive loss	(49,433)	(10,531)	(49,789)	(786)	58,912	(51,627)
Less amount attributable to noncontrolling interest	-	-	-	(2,194)	-	(2,194)
Comprehensive income (loss) attributable to the Company	$(49,433)	$(10,531)	$(49,789)	$1,408	$58,912	$(49,433)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Year Ended December 31, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$1,187,641	$1,759,303	$-	$2,946,944
Operating expenses:
Direct operating expenses	-	-	521,426	1,082,066	-	1,603,492
Selling, general and administrative expenses	-	-	196,254	378,408	-	574,662
Corporate expenses	12,794	-	64,257	38,781	-	115,832
Depreciation and amortization	-	-	189,525	209,739	-	399,264
Impairment charge	-	-	37,651	-	-	37,651
Other operating income (expense), net	(487)	-	12,086	39,344	-	50,943
Operating income (loss)	(13,281)	-	190,614	89,653	-	266,986
Interest (income) expense, net	(381)	366,746	7,729	(218)	-	373,876
Interest income on due with Clear Channel Communications	63,761	-	-	-	-	63,761
Intercompany interest income	14,421	350,870	63,761	539	(429,591)	-
Intercompany interest expense	64,225	-	364,730	636	(429,591)	-
Loss on marketable securities	-	-	-	(2,578)	-	(2,578)
Loss on extinguishment of debt	-	(182,062)	(39,009)	-	-	(221,071)
Equity in earnings (loss) of nonconsolidated affiliates	(183,774)	46,643	(75,629)	(398)	214,001	843
Other income (expense), net	-	(301)	(3,146)	3,083	-	(364)
Income (loss) before income taxes	(182,717)	(151,596)	(235,868)	89,881	214,001	(266,299)
Income tax benefit (expense)	(395)	69,697	52,094	(14,307)	-	107,089
Consolidated net income (loss)	(183,112)	(81,899)	(183,774)	75,574	214,001	(159,210)
Less amount attributable to noncontrolling interest	-	-	-	23,902	-	23,902
Net income (loss) attributable to the Company	$(183,112)	$(81,899)	$(183,774)	$51,672	$214,001	$(183,112)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,463	4	1,994	32,024	-	35,485
Unrealized loss on marketable securities	-	-	-	(2,573)	-	(2,573)
Other adjustments to comprehensive income	-	-	-	1,135	-	1,135
Reclassification adjustment for realized loss on marketable securities included in consolidated net income (loss)	-	-	(534)	2,579	-	2,045
Equity in subsidiary comprehensive income (loss)	32,926	9,101	31,464	-	(73,491)	-
Comprehensive income (loss)	(148,723)	(72,794)	(150,850)	84,837	140,510	(147,020)
Less amount attributable to noncontrolling interest	-	-	(2)	1,705	-	1,703
Comprehensive income (loss) attributable to the Company	$(148,723)	$(72,794)	$(150,848)	$83,132	$140,510	$(148,723)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Year Ended December 31, 2011
	Parent		Subsidiary	Guarantor	Non-Guarantor
	Company		Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-		$-	$1,161,584	$1,842,290	$-	$3,003,874
Operating expenses:
Direct operating expenses	-		-	503,570	1,127,305	-	1,630,875
Selling, general and administrative expenses	-		-	184,428	353,604	-	538,032
Corporate expenses	11,913		-	54,980	34,078	-	100,971
Depreciation and amortization	-		-	207,416	224,619	-	432,035
Impairment charge	-		-	6,468	1,146	-	7,614
Other operating income (expense), net	-		-	9,326	(735)	-	8,591
Operating income (loss)	(11,913)		-	214,048	100,803	-	302,938
Interest expense, net	35		231,251	6,688	4,461	-	242,435
Interest income on due with Clear Channel Communications	45,459		-	-	-	-	45,459
Intercompany interest income	14,008		231,606	45,459	981	(292,054)	-
Intercompany interest expense	45,951		-	245,537	566	(292,054)	-
Loss on marketable securities	-		-	-	(4,827)	-	(4,827)
Equity in earnings of nonconsolidated affiliates	41,964		33,104	39,556	5,704	(114,299)	6,029
Other income (expense), net	-		(374)	257	(532)	-	(649)
Income (loss) before income taxes	43,532		33,085	47,095	97,102	(114,299)	106,515
Income tax expense	(586)		(1,004)	(5,131)	(36,575)	-	(43,296)
Consolidated net income	42,946		32,081	41,964	60,527	(114,299)	63,219
Less amount attributable to noncontrolling interest	-		-	-	20,273	-	20,273
Net income attributable to the Company	$42,946		$32,081	$41,964	$40,254	$(114,299)	$42,946
Other comprehensive income, net of tax:
Foreign currency translation adjustments	-		-	1,048	(30,849)	-	(29,801)
Unrealized holding loss on marketable securities	-		-	(4,834)	-	-	(4,834)
Other adjustments to comprehensive income	-	-	-	(1,361)	-	-	(1,361)
Reclassification adjustment for realized loss on marketable securities included in consolidated net income	-		-	5,148	-	-	5,148
Equity in subsidiary comprehensive income	(39,766)		(26,382)	(39,766)	-	105,914	-
Comprehensive income	3,180		5,699	2,199	9,405	(8,385)	12,098
Less amount attributable to noncontrolling interest	-		(1)	1	8,918	-	8,918
Comprehensive income attributable to the Company	$3,180		$5,700	$2,198	$487	$(8,385)	$3,180

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Year Ended December 31, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(48,460)	$(19,670)	$(50,279)	$17,818	$76,265	$(24,326)
Reconciling items:
Impairment charges	-	-	-	13,150	-	13,150
Depreciation and amortization	-	-	194,793	208,377	-	403,170
Deferred taxes	(51)	-	(22,225)	(8,940)	-	(31,216)
Provision for doubtful accounts	-	-	3,211	1,913	-	5,124
Share-based compensation	-	-	4,881	2,844	-	7,725
(Gain) loss on sale of operating and fixed assets	494	-	(28,129)	4,656	-	(22,979)
Loss on marketable securities	-	-	-	18	-	18
Amortization of deferred financing charges and note discounts, net	-	7,391	1,171	-	-	8,562
Other reconciling items, net	48,847	12,274	15,241	2,091	(76,265)	2,188
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	-	-	47,475	(4,046)	-	43,429
Increase in accrued expenses	-	-	4,991	13,185	-	18,176
Decrease in accounts payable	-	(20)	(2,131)	(13,049)	4,793	(10,407)
Increase (decrease) in deferred income	-	-	(7,582)	7,916	-	334
Changes in other operating assets and liabilities	557	75,109	(66,316)	(7,658)	-	1,692
Net cash provided by operating activities	1,387	75,084	95,101	238,275	4,793	414,640
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(96,873)	(109,314)	-	(206,187)
Proceeds from disposal of assets	-	-	33,925	8,209	-	42,134
Purchases of other operating assets	-	-	(9,480)	(1,003)	-	(10,483)
Decrease in intercompany notes receivable, net	-	127,305	-	-	(127,305)	-
Dividends from subsidiaries	1,153	-	-	-	(1,153)	-
Change in other, net	-	-	(16)	(3,127)	-	(3,143)
Net cash provided by (used for) investing activities	1,153	127,305	(72,444)	(105,235)	(128,458)	(177,679)
Cash flows from financing activities:
Draws on credit facilities	-	-	-	2,752	-	2,752
Payments on credit facilities	-	-	-	(4,815)	-	(4,815)
Proceeds from long-term debt	-	-	-	-	-	-
Payments on long-term debt	-	-	(41)	(6,585)	-	(6,626)
Net transfers to Clear Channel Communications	(149,957)	-	-	-	-	(149,957)
Deferred financing charges	-	-	(344)	-	-	(344)
Payments to repurchase of noncontrolling interests	-	-	-	(61,143)	-	(61,143)
Dividends and other payments to noncontrolling interests	-	-	-	(68,442)	-	(68,442)
Dividends paid	(200,010)	-	-	(1,153)	1,153	(200,010)
Decrease in intercompany notes payable, net	-	-	-	(127,305)	127,305	-
Intercompany funding	219,009	(202,389)	(16,387)	(233)	-	-
Change in other, net	4,192	-	-	-	-	4,192
Net cash used for financing activities	(126,766)	(202,389)	(16,772)	(266,924)	128,458	(484,393)
Effect of exchange rate changes on cash	-	-	-	(2)	-	(2)
Net increase (decrease) in cash and cash equivalents	(124,226)	-	5,885	(133,886)	4,793	(247,434)
Cash and cash equivalents at beginning of year	207,411	-	-	359,361	(4,793)	561,979
Cash and cash equivalents at end of year	$83,185	$-	$5,885	$225,475	$-	$314,545

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Year Ended December 31, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(183,112)	$(81,899)	$(183,774)	$75,574	$214,001	$(159,210)
Reconciling items:
Impairment charges	-	-	37,651	-	-	37,651
Depreciation and amortization	-	-	189,525	209,739	-	399,264
Deferred taxes	1	222	(129,431)	(28,107)	-	(157,315)
Provision for doubtful accounts	-	-	3,653	3,347	-	7,000
Share-based compensation	-	-	6,060	4,529	-	10,589
(Gain) loss on sale of operating and fixed assets	487	-	(12,086)	(39,344)	-	(50,943)
Loss on marketable securities	-	-	-	2,578	-	2,578
Amortization of deferred financing charges and note discounts, net	-	3,636	7,327	-	-	10,963
Loss on extinguishment of debt	-	182,062	39,009	-	-	221,071
Other reconciling items, net	183,774	(46,643)	76,543	439	(214,001)	112
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	-	-	(26,922)	(19,372)	-	(46,294)
Increase in accrued expenses	-	-	2,868	22,426	-	25,294
Increase (decrease) in accounts payable	-	-	(25,587)	394	27,696	2,503
Increase in deferred income	-	-	15,694	8,375	-	24,069
Changes in other operating assets and liabilities	(327)	(76,100)	102,907	1,326	-	27,806
Net cash provided by (used for) operating activities	823	(18,722)	103,437	241,904	27,696	355,138
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(123,470)	(152,107)	-	(275,577)
Proceeds from disposal of assets	-	-	9,949	46,484	-	56,433
Purchases of other operating assets	-	-	(1,032)	(4,687)	-	(5,719)
Purchases of businesses	-	-	-	(4,721)	-	(4,721)
Increase in intercompany notes receivable, net	-	(2,355,648)	(3,763)	-	2,359,411	-
Dividends from subsidiaries	2,167,000	-	641	-	(2,167,641)	-
Change in other, net	-	-	(1,000)	(3,164)	-	(4,164)
Net cash provided by (used for) investing activities	2,167,000	(2,355,648)	(118,675)	(118,195)	191,770	(233,748)
Cash flows from financing activities:
Draws on credit facilities	-	-	-	2,063	-	2,063
Payments on credit facilities	-	-	-	(3,368)	-	(3,368)
Proceeds from long-term debt	-	4,917,643	-	-	-	4,917,643
Payments on long-term debt	-	(2,682,062)	(120)	(18,604)	-	(2,700,786)
Net transfers to Clear Channel Communications	(73,127)	-	-	-	-	(73,127)
Deferred financing charges	-	(60,250)	(9,738)	-	-	(69,988)
Payments to repurchase noncontrolling interests	-	-	-	(7,040)	-	(7,040)
Dividends and other payments to noncontrolling interests	-	-	-	(6,931)	-	(6,931)
Dividends paid	(2,170,396)	-	(2,167,000)	(641)	2,167,641	(2,170,396)
Increase in intercompany notes payable, net	-	-	2,355,648	3,763	(2,359,411)	-
Intercompany funding	(48,966)	199,039	(163,552)	13,479	-	-
Change in other, net	6,381	-	-	-	-	6,381
Net cash provided by (used for) financing activities	(2,286,108)	2,374,370	15,238	(17,279)	(191,770)	(105,549)
Effect of exchange rate changes on cash	-	-	-	3,483	-	3,483
Net increase (decrease) in cash and cash equivalents	(118,285)	-	-	109,913	27,696	19,324
Cash and cash equivalents at beginning of year	325,696	-	-	249,448	(32,489)	542,655
Cash and cash equivalents at end of year	$207,411	$-	$-	$359,361	$(4,793)	$561,979

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Year Ended December 31, 2011
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$42,946	$32,081	$41,964	$60,527	$(114,299)	$63,219
Reconciling items:
Impairment charges	-	-	6,468	1,146	-	7,614
Depreciation and amortization	-	-	207,416	224,619	-	432,035
Deferred taxes	-	(137)	12,409	(13,665)	-	(1,393)
Provision for doubtful accounts	-	-	1,351	4,626	-	5,977
Share-based compensation	-	-	7,748	3,165	-	10,913
(Gain) loss on sale of operating and fixed assets	-	-	(9,326)	735	-	(8,591)
Loss on marketable securities	-	-	-	4,827	-	4,827
Amortization of deferred financing charges and note discounts, net	-	-	7,653	-	-	7,653
Other reconciling items, net	(41,964)	(32,730)	(39,704)	(5,230)	114,299	(5,329)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	-	-	16,301	(472)	-	15,829
Increase (decrease) in accrued expenses	-	96	(38,341)	2,403	-	(35,842)
Increase in accounts payable	-	-	40,587	9,091	(25,976)	23,702
Decrease in deferred income	-	-	(3,564)	(6,648)	-	(10,212)
Changes in other operating assets and liabilities	(661)	969	(7,825)	14,333	-	6,816
Net cash provided by operating activities	321	279	243,137	299,457	(25,976)	517,218
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(121,305)	(169,745)	-	(291,050)
Proceeds from disposal of assets	-	-	8,746	4,137	-	12,883
Purchases of other operating assets	-	-	(14,203)	(591)	-	(14,794)
Purchases of businesses	-	-	-	(13,179)	-	(13,179)
Decrease in intercompany notes receivable, net	-	66,780	-	-	(66,780)	-
Dividends from subsidiaries	-	-	704	-	(704)	-
Change in other, net	-	-	(488)	7,495	199	7,206
Net cash provided by (used for) investing activities	-	66,780	(126,546)	(171,883)	(67,285)	(298,934)
Cash flows from financing activities:
Draws on credit facilities	-	-	-	-	-	-
Payments on credit facilities	-	-	(397)	(3,754)	-	(4,151)
Proceeds from long-term debt	-	-	-	5,012	-	5,012
Payments on long-term debt	-	-	-	(20,099)	-	(20,099)
Net transfers to Clear Channel Communications	(272,262)	-	-	-	-	(272,262)
Deferred financing charges	-	-	-	-	-	-
Payments to repurchase noncontrolling interests	-	-	-	(4,682)	-	(4,682)
Dividends and other payments to noncontrolling interests	-	-	-	(3,571)	-	(3,571)
Dividends paid	-	-	-	(704)	704	-
(Decrease) increase in intercompany notes payable, net	-	-	277	(67,057)	66,780	-
Intercompany funding	169,805	(67,059)	(116,390)	13,644	-	-
Change in other, net	1,090	-	(81)	199	(199)	1,009
Net cash used for financing activities	(101,367)	(67,059)	(116,591)	(81,012)	67,285	(298,744)
Effect of exchange rate changes on cash	-	-	-	(903)	-	(903)
Net increase (decrease) in cash and cash equivalents	(101,046)	-	-	45,659	(25,976)	(81,363)
Cash and cash equivalents at beginning of year	426,742	-	-	203,789	(6,513)	624,018
Cash and cash equivalents at end of year	$325,696	$-	$-	$249,448	$(32,489)	$542,655

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework).  Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2013, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2013.  The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2013, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders Clear Channel Outdoor Holdings, Inc.

We have audited Clear Channel Outdoor Holdings, Inc. and subsidiaries’ (the Company)  internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework)  (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

February 20, 2014

ITEM 9B.  Other Information

Not Applicable

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers is set forth at the end of Part I of this Annual Report on Form 10-K.

Our Code of Business Conduct and Ethics (the “Code of Conduct”) applies to all of our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer.  The Code of Conduct is publicly available on our internet website at www.clearchanneloutdoor.com.  We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer or principal accounting officer and relates to any element of the definition of code of ethics set forth in Item 406(b) of Regulation S-K by posting such information on our website, www.clearchanneloutdoor.com.

All other information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2014 Annual Meeting of Stockholders (the “Definitive Proxy Statement”), which we expect to file with the SEC within 120 days after our fiscal year end.

ITEM 11.  Executive Compensation

The information required by this item is incorporated by reference to our Definitive Proxy Statement, which we expect to file with the SEC within 120 days after our fiscal year end.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes information as of December 31, 2013 relating to our equity compensation plans pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

Number of securities
remaining available for
		Weighted-average	future issuance under
	Number of securities to	exercise price of	equity compensation
	be issued upon exercise	outstanding options,	plans (excluding
	of outstanding options,	warrants and rights	securities reflected in
Plan Category	warrants and rights (a)	(b)	column (a)) (c)
Equity compensation plans approved by security holders (1)	8,801,276	$7.54	29,196,774
Equity compensation plans not approved by security holders	-	-	-
Total	8,801,276	$7.54	29,196,774

(1)    Represents to 2005 Stock Incentive Plan and the 2012 Stock Incentive Plan.  The 2005 Stock Incentive Plan automatically terminated (other than with respect to outstanding awards) upon stockholder approval of the 2012 Stock Incentive Plan at our Annual Stockholder Meeting on May 18, 2012 and, as a result, there are no shares available for grant under the 2005 Stock Incentive Plan.

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

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)1.  Financial Statements.

The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets as of December 31, 2013 and 2012.

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Changes in Shareholders’ Deficit for the Years Ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011.

Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedule.

The following financial statement schedule for the years ended December 31, 2013, 2012 and 2011 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(In thousands)		Charges
	Balance at	to Costs,	Write-off		Balance
	Beginning	Expenses	of Accounts		at End of
Description	of period	and other	Receivable	Other (1)	Period
Year ended December 31, 2011	$49,032	$5,977	$13,530	$(129)	$41,350
Year ended December 31, 2012	$41,350	$7,000	$6,955	$(4,726)	$36,669
Year ended December 31, 2013	$36,669	$5,124	$9,390	$724	$33,127

(1)        Primarily foreign currency adjustments and acquisition and/or divestiture activity.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Deferred Tax Asset Valuation Allowance

(In thousands)		Charges
	Balance at	to Costs,			Balance
	Beginning	Expenses			at end of
Description	of Period	and other (1)	Reversal (2)	Adjustments (3)	Period
Year ended December 31, 2011	$189,405	$8,548	$(5,235)	$(3,520)	$189,198
Year ended December 31, 2012	$189,198	$14,309	$(21,727)	$(1,973)	$179,807
Year ended December 31, 2013	$179,807	$5,647	$(5)	$(5,165)	$180,284

(1)        During 2011, 2012 and 2013, the Company recorded valuation allowances on deferred tax assets attributable to net operating losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future periods.

(2)        During 2011, 2012 and 2013, the Company realized the tax benefits associated with certain foreign deferred tax assets, primarily related to foreign loss carryforwards, on which a valuation allowance was previously recorded.  The associated valuation allowance was reversed in the period in which, based on the weight of available evidence, it is more-likely-than-not that the deferred tax asset will be realized.

(3)        During 2011, 2012 and 2013, the Company adjusted certain valuation allowances as a result of changes in tax rates in certain jurisdictions and as a result of the expiration of carryforward periods for net operating loss carryforwards.

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

4.1

Form of Specimen Class A Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-1 (File No. 333-127375) filed on October 25, 2005).

4.2

Indenture with respect to 7.625% Series A Senior Subordinated Notes due 2020, dated as of March 15, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on March 16, 2012).

4.3

Indenture with respect to 7.625% Series B Senior Subordinated Notes due 2020, dated as of March 15, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on March 16, 2012).

4.4

Indenture with respect to 6.50% Series A Senior Notes due 2022, dated as of November 19, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on November 19, 2012).

4.5

Indenture with respect to 6.50% Series B Senior Notes due 2022, dated as of November 19, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on November 19, 2012).

10.1

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

10.2

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of October 25, 2012, by and among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, the subsidiary co-borrowers party thereto, the foreign subsidiary revolving borrowers thereto, Citibank, N.A. as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on October 25, 2012).

10.3

Collateral Sharing Agreement, dated as of October 25, 2012, by and among Citibank N.A. as Administrative Agent, U.S. Bank National Association, as trustee, and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 10.2 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on October 25, 2012).

10.4

Amendment No. 2 to Amended and Restated Credit Agreement, dated as of May 31, 2013, by and among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, the subsidiary co-borrowers party thereto, the foreign subsidiary revolving borrowers thereto, Citibank, N.A. as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on June 4, 2013).

10.5

Amendment No. 3 to Amended and Restated Credit Agreement, dated as of December 18, 2013, by and among Clear Channel Communications, Inc., Clear Channel Capital I, LLC, the subsidiary co-borrowers party thereto, the foreign subsidiary revolving borrowers thereto, Citibank, N.A., as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on December 18, 2013).

10.6

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

10.8

Second Amendment, dated as of October 23, 2013, to the Revolving Promissory Note, dated as of November 10, 2005, by Clear Channel Communications, Inc., as Maker, to Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Communications, Inc. Current Report on Form 8-K filed on October 23, 2013).

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

10.12

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

10.17*	First Amendment to Amended and Restated License Agreement dated January 14, 2014 between Clear Channel Identity, Inc. and Outdoor Management Services, Inc.
10.18§	Summary Description of 2012 Supplemental Incentive Plan (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on February 23, 2012).
10.19§

Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan, as amended and restated (the “CCOH Stock Incentive Plan”) (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on April 30, 2007).

10.20§

First Form of Option Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-130229) filed on December 9, 2005).

10.21§

Form of Option Agreement under the CCOH Stock Incentive Plan (approved February 21, 2011) (Incorporated by reference to Exhibit 10.33 to the CC Media Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.22§

Form of Restricted Stock Award Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-130229) filed on December 9, 2005).

10.23§

Form of Restricted Stock Unit Award Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.16 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.24§

Clear Channel Outdoor Holdings, Inc. 2012 Stock Incentive Plan (the “CCOH 2012 Stock Incentive Plan”) (Incorporated by reference to Exhibit 99.1 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-181514) filed on May 18, 2012).

10.25§

Clear Channel Outdoor Holdings, Inc. Amended and Restated 2006 Annual Incentive Plan (Incorporated by reference to Appendix B to the Clear Channel Outdoor Holdings, Inc. Definitive Proxy Statement on Schedule 14A for its 2012 Annual Meeting of Stockholders filed on April 9, 2012).

10.26§

Relocation Policy - Chief Executive Officer and Direct Reports (Guaranteed Purchase Offer) (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on October 21, 2010).

10.27§

Relocation Policy - Chief Executive Officer and Direct Reports (Buyer Value Option) (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on October 21, 2010).

10.28§	Relocation Policy - Function Head Direct Reports (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on October 21, 2010).
10.29§	Form of Independent Director Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on June 3, 2009).
10.30§	Form of Affiliate Director Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on June 3, 2009).
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

10.34§

Employment Agreement, effective as of January 24, 2012, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K/A filed on July 27, 2012).

10.35§

Contract of Employment between Jonathan Bevan and Clear Channel Outdoor Ltd dated October 30, 2009 (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on December 11, 2009).

10.36§

Employment Agreement, dated as of October 2, 2011, between Robert Pittman and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.37§

Amended and Restated Employment Agreement, dated as of January 13, 2014 between Robert Pittman and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.38§

Employment Agreement by and between CC Media Holdings, Inc. and Richard J. Bressler, dated July 29, 2013 (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K/A filed on August 2, 2013).

10.39§

Employment Agreement, dated as of December 15, 2009, between Tom Casey and Clear Channel Communications, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on January 5, 2010).

10.40§

Severance Agreement and General Release by and between Clear Channel Communications, Inc. and Thomas W. Casey, dated September 11, 2013 (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on September 13, 2013).

10.41§

Employment Agreement, dated as of January 1, 2010, between Robert H. Walls, Jr., and Clear Channel Management Services, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on January 5, 2010).

10.42§

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

10.49§

Form of Restricted Stock Unit Agreement under the CCOH 2012 Stock Incentive Plan, dated July 26, 2012, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K/A filed on July 27, 2012).

10.50§

Form of Restricted Stock Unit Agreement under the CCOH 2012 Stock Incentive Plan, dated January 1, 2013, between Suzanne M. Grimes and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.50 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2012).

10.51§

Form of Stock Option Agreement under the CCOH 2012 Stock Incentive Plan, dated April 10, 2013, between Clear Channel Outdoor Holdings, Inc. and each of Jonathan D. Bevan, Suzanne M. Grimes and Franklin G. Sisson, Jr. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.52§

Form of Restricted Stock Award Agreement under the CCOH 2012 Stock Incentive Plan, dated April 10, 2013, between Franklin G. Sisson, Jr. and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.53§

Form of Restricted Stock Unit Award Agreement under the CCOH 2012 Stock Incentive Plan, dated April 10, 2013, between Jonathan D. Bevan and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.54§

Restricted Stock Award Agreement under the CCOH 2012 Stock Incentive Plan, dated January 13, 2014, between Robert W. Pittman and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit D of Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.55§

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

_________________

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2014.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

By: /s/ c. William Eccleshare

        C. William Eccleshare

        Chief Executive Officer

Power of Attorney

Each person whose signature appears below authorizes C. William Eccleshare, Richard J. Bressler and Scott D. Hamilton, or any one of them, each of whom may act without joinder of the others, to execute in the name of each such person who is then an officer or director of the Registrant and to file any amendments to this Annual Report on Form 10-K necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ C. William Eccleshare C. William Eccleshare	Chief Executive Officer (Principal Executive Officer)	February 20, 2014
/s/ Richard J. Bressler Richard J. Bressler	Chief Financial Officer (Principal Financial Officer)	February 20, 2014
/s/ Scott D. Hamilton Scott D. Hamilton	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer) and Assistant Secretary	February 20, 2014
/s/ Robert W. Pittman Robert W. Pittman	Executive Chairman and Director	February 20, 2014
/s/ Blair E. Hendrix Blair E. Hendrix	Director	February 20, 2014
/s/ Douglas L. Jacobs Douglas L. Jacobs	Director	February 20, 2014
/s/ Daniel G. Jones Daniel G. Jones	Director	February 20, 2014
/s/ Vicente Piedrahita Vicente Piedrahita	Director	February 20, 2014
/s/ Thomas R. Shepherd Thomas R. Shepherd	Director	February 20, 2014
/s/ Christopher M. Temple Christopher M. Temple	Director	February 20, 2014
/s/ Dale W. Tremblay Dale W. Tremblay	Director	February 20, 2014
/s/ Scott R. Wells Scott R. Wells	Director	February 20, 2014