Form 10-Q
period 2014-03-31
Clear Channel Outdoor Holdings, Inc.
filed 2014-04-24
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2014

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                            TO

Commission File Number

1‑32663

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-0812139 (I.R.S. Employer Identification No.)
200 East Basse Road San Antonio, Texas (Address of principal executive offices)	78209 (Zip Code)

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

Large accelerated filer   [  ]       Accelerated filer   [X]    Non-accelerated filer   [  ]       Smaller reporting company     [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -	Outstanding at April 16, 2014 - - - - - - - - - - - - - - - - - - - - - - - - - -
Class A Common Stock, $.01 par value Class B Common Stock, $.01 par value	44,323,893 315,000,000

1

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	March 31,
	2014	December 31,
	(Unaudited)	2013
CURRENT ASSETS
Cash and cash equivalents	$270,227	$314,545
Accounts receivable, net of allowance of $32,831 in 2014 and $33,127 in 2013	660,723	712,135
Prepaid expenses	157,120	143,415
Other current assets	75,212	68,333
Total Current Assets	1,163,282	1,238,428
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,729,815	1,765,510
Other property, plant and equipment, net	306,879	315,588
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles	1,067,318	1,067,783
Other intangibles, net	471,300	487,926
Goodwill	852,480	850,134
OTHER ASSETS
Due from Clear Channel Communications	907,853	879,108
Other assets	154,079	154,915
Total Assets	$6,653,006	$6,759,392

CURRENT LIABILITIES
Accounts payable	$101,146	$85,882
Accrued expenses	531,980	563,766
Deferred income	151,932	107,943
Current portion of long-term debt	15,551	15,999
Total Current Liabilities	800,609	773,590
Long-term debt	4,919,505	4,919,377
Deferred tax liability	633,906	656,150
Other long-term liabilities	240,232	250,167
Commitments and contingent liabilities (Note 5)
SHAREHOLDERS’ EQUITY
Noncontrolling interest	195,696	202,046
Preferred stock, $.01 par value, 150,000,000 shares authorized, no shares issued and outstanding
Class A common stock, $.01 par value, 750,000,000 shares authorized, 44,438,845 and 44,117,843 shares issued in 2014 and 2013, respectively	444	441
Class B common stock, $.01 par value, 600,000,000 shares authorized, 315,000,000 shares issued and outstanding	3,150	3,150
Additional paid-in capital	4,334,464	4,332,045
Accumulated deficit	(4,259,845)	(4,162,975)
Accumulated other comprehensive loss	(214,128)	(213,572)
Cost of shares (116,264 in 2014 and 2013) held in treasury	(1,027)	(1,027)
Total Shareholders’ Equity	58,754	160,108
Total Liabilities and Shareholders’ Equity	$6,653,006	$6,759,392

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except per share data)	Three Months Ended March 31,
	2014	2013
Revenue	$635,251	$650,210
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	381,513	386,191
Selling, general and administrative expenses (excludes depreciation and amortization)	132,949	139,561
Corporate expenses (excludes depreciation and amortization)	30,697	27,824
Depreciation and amortization	98,742	100,327
Other operating income, net	2,654	2,103
Operating loss	(5,996)	(1,590)
Interest expense	89,262	88,093
Interest income on Due from Clear Channel Communications	14,673	11,920
Equity in loss of nonconsolidated affiliates	(736)	(485)
Other income (expense), net	1,898	(907)
Loss before income taxes	(79,423)	(79,155)
Income tax benefit (expense)	(16,946)	5,006
Consolidated net loss	(96,369)	(74,149)
Less amount attributable to noncontrolling interest	501	129
Net loss attributable to the Company	$(96,870)	$(74,278)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4,537)	(24,025)
Unrealized gain (loss) on marketable securities	1,084	(25)
Other adjustments to comprehensive loss	-	(998)
Other comprehensive loss	(3,453)	(25,048)
Comprehensive loss	(100,323)	(99,326)
Less amount attributable to noncontrolling interest	(2,897)	(93)
Comprehensive loss attributable to the Company	$(97,426)	$(99,233)

Net loss attributable to the Company per common share:
Basic	$(0.27)	$(0.22)
Weighted average common shares outstanding – Basic	358,397	357,352

Diluted	$(0.27)	$(0.22)
Weighted average common shares outstanding – Diluted	358,397	357,352

Dividends declared per share	$-	$-

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Consolidated net loss	$(96,369)	$(74,149)
Reconciling items:
Depreciation and amortization	98,742	100,327
Deferred taxes	(22,465)	(23,035)
Provision for doubtful accounts	1,521	1,712
Share-based compensation	2,010	1,661
Gain on sale of operating assets	(2,654)	(2,103)
Amortization of deferred financing charges and note discounts, net	2,162	2,131
Other reconciling items, net	(1,495)	1,159
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	50,647	63,516
Increase in deferred income	43,288	16,036
Decrease in accrued expenses	(31,557)	(36,001)
Increase (decrease) in accounts payable	12,911	(15,968)
Changes in other operating assets and liabilities	(28,696)	(2,012)
Net cash provided by operating activities	28,045	33,274
Cash flows from investing activities:
Purchases of property, plant and equipment	(38,628)	(39,441)
Purchases of other operating assets	(272)	(3)
Proceeds from disposal of assets	2,422	3,300
Change in other, net	(1,315)	(665)
Net cash used for investing activities	(37,793)	(36,809)
Cash flows from financing activities:
Draws on credit facilities	820	637
Payments on credit facilities	(675)	-
Payments on long-term debt	(11)	(4,437)
Net transfers (to) from Clear Channel Communications	(28,744)	1,507
Deferred financing charges	(4)	152
Dividends and other payments to noncontrolling interests	(3,955)	(4,353)
Change in other, net	413	548
Net cash used for financing activities	(32,156)	(5,946)
Effect of exchange rate changes on cash	(2,414)	(5,238)
Net decrease in cash and cash equivalents	(44,318)	(14,719)
Cash and cash equivalents at beginning of period	314,545	561,979
Cash and cash equivalents at end of period	$270,227	$547,260

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

Preparation of Interim Financial Statements

The accompanying consolidated financial statements were prepared by Clear Channel Outdoor Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  Management believes that the disclosures made are adequate to make the information presented not misleading.  Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year.  The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2013 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company and its subsidiaries and give effect to allocations of expenses from the Company’s indirect parent entity, Clear Channel Communications, Inc. (“Clear Channel Communications”).  These allocations were made on a specifically identifiable basis or using relative percentages of headcount or other methods management considered to be a reasonable reflection of the utilization of services provided.  Also included in the consolidated financial statements are entities for which the Company has a controlling financial interest or is the primary beneficiary.  Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the Company are accounted for under the equity method.  All significant intercompany transactions are eliminated in the consolidation process.  Certain prior-period amounts have been reclassified to conform to the 2014 presentation.

Adoption of New Accounting Standards

During the first quarter of 2014, the Company adopted the Financial Accounting Standards Board's (“FASB”) ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.  This update provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. The amendments are effective for fiscal years (and interim periods within) beginning after December 15, 2013 and are to be applied retrospectively to all prior periods presented for such obligations that exist at the beginning of an entity’s fiscal year of adoption.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

During the first quarter of 2014, the Company adopted the FASB’s ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity of an Investment in a Foreign Entity. The amendments are effective prospectively for the fiscal years (and interim periods within) beginning after December 15, 2013 and provide clarification guidance for the release of the cumulative translation adjustment under current GAAP. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

During the first quarter of 2014, the Company adopted the FASB’s ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update requires unrecognized tax benefits to be offset against a deferred tax asset for a net operating loss carryforward, similar tax loss or tax credit carryforward in certain situations.  The amendments are effective prospectively for the fiscal years (and interim periods within) beginning after December 15, 2013.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at March 31, 2014 and December 31, 2013, respectively:

(In thousands)	March 31, 2014	December 31, 2013
Structures	3,028,086	3,021,152
Less: accumulated depreciation	1,298,271	1,255,642
Structures, net	$1,729,815	$1,765,510

Land, buildings and improvements	$215,421	$213,670
Furniture and other equipment	154,236	147,768
Construction in progress	75,146	83,891
	444,803	445,329
Less: accumulated depreciation	137,924	129,741
Other property, plant and equipment, net	$306,879	$315,588

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

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets at March 31, 2014 and December 31, 2013, respectively:

(In thousands)	March 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other contractual rights	$778,815	$(482,518)	$777,521	$(464,548)
Permanent easements	173,882	-	173,753	-
Other	2,836	(1,715)	2,832	(1,632)
Total	$955,533	$(484,233)	$954,106	$(466,180)

Total amortization expense related to definite-lived intangible assets for the three months ended March 31, 2014 and 2013 was $17.1 million and $18.6 million, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets.

(In thousands)
2015	$53,118
2016	44,948
2017	35,477
2018	26,938
2019	18,345

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments.

(In thousands)	Americas	International	Total
Balance as of December 31, 2012	$571,932	$290,316	$862,248
Impairment	-	(10,684)	(10,684)
Foreign currency	-	(974)	(974)
Dispositions	-	(456)	(456)
Balance as of December 31, 2013	$571,932	$278,202	$850,134
Foreign currency	-	2,346	2,346
Balance as of March 31, 2014	$571,932	$280,548	$852,480

NOTE 3 – LONG-TERM DEBT

Long-term debt at March 31, 2014 and December 31, 2013, respectively, consisted of the following:

(In thousands)	March 31, 2014	December 31, 2013
Clear Channel Worldwide Holdings Senior Notes:
6.5% Series A Senior Notes Due 2022	$735,750	$735,750
6.5% Series B Senior Notes Due 2022	1,989,250	1,989,250
Clear Channel Worldwide Holdings Senior Subordinated Notes:
7.625% Series A Senior Subordinated Notes Due 2020	275,000	275,000
7.625% Series B Senior Subordinated Notes Due 2020	1,925,000	1,925,000
Senior revolving credit facility due 2018	-	-
Other debt	16,672	17,133
Original issue discount	(6,616)	(6,757)
Total debt	4,935,056	4,935,376
Less: current portion	15,551	15,999
Total long-term debt	$4,919,505	$4,919,377

The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.3 billion and $5.1 billion at March 31, 2014 and December 31, 2013, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 1.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4 – SUPPLEMENTAL DISCLOSURES

Income Tax Benefit (Expense)

The Company’s income tax benefit (expenses) for the three months ended March 31, 2014 and 2013, respectively, consisted of the following components:

(In thousands)	Three Months Ended March 31,
	2014	2013
Current tax expense	$(39,411)	$(18,029)
Deferred tax benefit	22,465	23,035
Income tax benefit (expense)	$(16,946)	$5,006

The effective tax rate for the three months ended March 31, 2014 was (21.3)%. The 2014 effective rate was primarily impacted by the Company’s inability to record tax benefits on tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years.

The effective tax rate for the three months ended March 31, 2013 was 6.3%.  The effective rate for the three months ended March 31, 2013 was primarily impacted by the Company’s inability to record tax benefits on tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years.

Supplemental Cash Flow Information

During the three months ended March 31, 2014 and 2013, cash paid for interest and income taxes, net of income tax refunds of $3.0 million and $0.4 million, respectively, was as follows:

(In thousands)	Three Months Ended March 31,
	2014	2013
Interest	$89,409	$88,237
Income taxes	11,446	12,590

NOTE 5 – COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

Los Angeles Litigation

In 2008, Summit Media, LLC, one of the Company’s competitors, sued the City of Los Angeles (the “City”), Clear Channel Outdoor, Inc. and CBS Outdoor in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties. Pursuant to the settlement agreement, Clear Channel Outdoor, Inc. had taken down existing billboards and converted 83 existing signs from static displays to digital displays pursuant to modernization permits issued through an administrative process of the City. The Los Angeles Superior Court ruled in January 2010 that the settlement agreement constituted an ultra vires act of the City and nullified its existence, but did not invalidate the modernization permits issued to Clear Channel Outdoor, Inc. and CBS. All parties appealed the ruling by the Los Angeles Superior Court to the Court of Appeal for the State of California, Second Appellate District, Division 8. On December 10, 2012, the Court of Appeal issued

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

an order upholding the Superior Court’s finding that the settlement agreement was ultra vires and remanding the case to the Superior Court for the purpose of invalidating the modernization permits issued to Clear Channel Outdoor, Inc. and CBS for the digital displays that were the subject of the settlement agreement. On January 22, 2013, Clear Channel Outdoor, Inc. filed a petition with the California Supreme Court requesting its review of the matter, and the Supreme Court denied that petition on February 27, 2013. On April 12, 2013, the Los Angeles Superior Court invalidated 82 digital modernization permits issued to Clear Channel Outdoor, Inc. (77 of which displays were operating at the time of the ruling) and 13 issued to CBS and ordered that the companies turn off the electrical power to affected digital displays by the close of business on April 15, 2013. Clear Channel Outdoor, Inc. has complied with the order. On April 16, 2013, the Court conducted further proceedings during which it held that it was not invalidating two additional digital modernization permits that Clear Channel Outdoor, Inc. had secured through a special zoning plan and confirmed that its April 12 order invalidated only digital modernization permits – no other types of permits the companies may have secured for the signs at issue. Summit Media, LLC filed a further motion requesting that the Court order the demolition of the 82 sign structures on which the now-invalidated digital signs operated, as well as the invalidation of several other permits for traditional signs allegedly issued under the settlement agreement. At a hearing held on November 22, 2013, the Court denied Summit Media, LLC’s demolition motion by allowing the 82 sign structures and their LED faces to remain intact, thus allowing Clear Channel Outdoor, Inc. to seek permits under the existing City sign code to either wrap the LED faces with vinyl or convert the LED faces to traditional static signs. The Court further confirmed the invalidation of all permits issued under the settlement agreement. In anticipation of this order, Clear Channel Outdoor, Inc. had removed six static billboard facings solely permitted under the settlement agreement. At a hearing held on January 21, 2014, the Court denied Summit Media, LLC’s motion for attorney’s fees on the basis that Summit Media, LLC had a substantial financial interest in the outcome of the litigation and, therefore, was not entitled to fees under California’s private attorney general statute.  On March 12, 2014, Summit Media, LLC filed Notices of Appeal of the orders denying Summit Media, LLC’s fee petition and denying in part Summit Media, LLC’s demolition motion.

Guarantees

As of March 31, 2014, the Company had $65.1 million in letters of credit outstanding, of which $0.4 million of letters of credit were cash secured. Additionally, as of March 31, 2014, Clear Channel Communications had outstanding commercial standby letters of credit and surety bonds of $1.5 million and $42.1 million, respectively, held on behalf of the Company.  These letters of credit and surety bonds relate to various operational matters, including insurance, bid and performance bonds, as well as other items. Letters of credit in the amount of $2.0 million are collateral in support of surety bonds and these amounts would only be drawn under the letter of credit in the event the associated surety bonds were funded and the Company did not honor its reimbursement obligation to the issuers.

In addition, as of March 31, 2014, the Company had outstanding bank guarantees of $58.7 million related to international subsidiaries, of which $13.2 million were backed by cash collateral.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company records net amounts due to or from Clear Channel Communications as “Due from/to Clear Channel Communications” on the consolidated balance sheets.  The accounts represent the revolving promissory note issued by the Company to Clear Channel Communications and the Due from Clear Channel Communications Note, in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances.  The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand or when they mature on December 15, 2017.

Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications.  As a part of these services, the Company maintains collection bank accounts swept daily into accounts of Clear Channel Communications (after satisfying the funding requirements of the Trustee Accounts under the Clear Channel Worldwide Holdings, Inc. (“CCWH”) senior notes and the CCWH subordinated notes).  In return, Clear Channel Communications funds the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment.  The Company’s claim in relation to cash transferred from its concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account.  At March 31, 2014 and December 31, 2013, the asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheets was $907.9 million and $879.1 million, respectively.

The net interest income for the three months ended March 31, 2014 and 2013 was $14.7 million and $11.9 million, respectively.  At March 31, 2014 and December 31, 2013, the fixed interest rate on the “Due from Clear Channel Communications” account was 6.5%, which is equal to the fixed interest rate on the CCWH senior notes.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The Company provides advertising space on its billboards for radio stations owned by Clear Channel Communications.  For the three months ended March 31, 2014 and 2013, the Company recorded $1.0 million and $0.1 million, respectively, in revenue for these advertisements.

Under the Corporate Services Agreement between Clear Channel Communications and the Company, Clear Channel Communications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) certain executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services.  These services are charged to the Company based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis.  For the three months ended March 31, 2014 and 2013, the Company recorded $9.1 million and $9.4 million, respectively, as a component of corporate expenses for these services.

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

Pursuant to the Employee Matters Agreement, the Company’s employees participate in Clear Channel Communications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan.  These costs are recorded as a component of selling, general and administrative expenses and were approximately $2.7 million and $2.7 million for the three months ended March 31, 2014 and 2013, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 7 – SHARHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity.  The following table shows the changes in shareholders’ equity attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2014	$(41,938)	$202,046	$160,108
Net income (loss)	(96,870)	501	(96,369)
Dividends and other payments to noncontrolling interests	-	(3,954)	(3,954)
Foreign currency translation adjustments	(1,640)	(2,897)	(4,537)
Unrealized holding gain on marketable securities	1,084	-	1,084
Other, net	2,422	-	2,422
Balances at March 31, 2014	$(136,942)	$195,696	$58,754

Balances at January 1, 2013	$198,155	$247,934	$446,089
Net income (loss)	(74,278)	129	(74,149)
Dividends and other payments to noncontrolling interests	-	(4,353)	(4,353)
Foreign currency translation adjustments	(23,932)	(93)	(24,025)
Unrealized holding loss on marketable securities	(25)	-	(25)
Other adjustments to comprehensive loss	(998)	-	(998)
Other, net	(357)	614	257
Balances at March 31, 2013	$98,565	$244,231	$342,796

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 8 – SEGMENT DATA

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

The following table presents the Company’s reportable segment results for the three months ended March 31, 2014 and 2013:

(In thousands)			Corporate and other
	Americas	International	reconciling items	Consolidated
Three months ended March 31, 2014
Revenue	$268,756	$366,495	$-	$635,251
Direct operating expenses	133,288	248,225	-	381,513
Selling, general and administrative expenses	51,111	81,838	-	132,949
Depreciation and amortization	47,599	50,444	699	98,742
Corporate expenses	-	-	30,697	30,697
Other operating income, net	-	-	2,654	2,654
Operating income (loss)	$36,758	$(14,012)	$(28,742)	$(5,996)

Capital expenditures	$12,220	$25,086	$1,322	$38,628
Share-based compensation expense	$-	$-	$2,010	$2,010

Three months ended March 31, 2013
Revenue	$286,461	$363,749	$-	$650,210
Direct operating expenses	136,891	249,300	-	386,191
Selling, general and administrative expenses	54,372	85,189	-	139,561
Depreciation and amortization	48,685	50,993	649	100,327
Corporate expenses	-	-	27,824	27,824
Other operating income, net	-	-	2,103	2,103
Operating income	$46,513	$(21,733)	$(26,370)	$(1,590)

Capital expenditures	$12,895	$25,908	$638	$39,441
Share-based compensation expense	$-	$-	$1,661	$1,661

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 9 – GUARANTOR SUBSIDIARIES

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

(In thousands)	As of March 31, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$59,880	$-	$2,712	$207,635	$-	$270,227
Accounts receivable, net of allowance	-	-	195,469	465,254	-	660,723
Intercompany receivables	-	191,533	1,595,349	-	(1,786,882)	-
Prepaid expenses	2,933	-	71,285	82,902	-	157,120
Other current assets	1,593	6,850	21,836	44,933	-	75,212
Total Current Assets	64,406	198,383	1,886,651	800,724	(1,786,882)	1,163,282
Structures, net	-	-	1,125,222	604,593	-	1,729,815
Other property, plant and equipment, net	-	-	165,983	140,896	-	306,879
Indefinite-lived intangibles	-	-	1,055,729	11,589	-	1,067,318
Other intangibles, net	-	-	339,568	131,732	-	471,300
Goodwill	-	-	571,932	280,548	-	852,480
Due from Clear Channel Communications	907,853	-	-	-	-	907,853
Intercompany notes receivable	182,026	4,995,940	-	-	(5,177,966)	-
Other assets	310,374	840,930	1,342,901	63,119	(2,403,245)	154,079
Total Assets	$1,464,659	$6,035,253	$6,487,986	$2,033,201	$(9,368,093)	$6,653,006

Accounts payable	$-	$-	$8,349	$92,797	$-	$101,146
Intercompany payable	1,592,800	-	191,533	2,549	(1,786,882)	-
Accrued expenses	163	(298)	122,837	409,278	-	531,980
Deferred income	-	-	57,397	94,535	-	151,932
Current portion of long-term debt	-	-	50	15,501	-	15,551
Total Current Liabilities	1,592,963	(298)	380,166	614,660	(1,786,882)	800,609
Long-term debt	-	4,918,384	1,121	-	-	4,919,505
Intercompany notes payable	-	-	5,034,577	143,389	(5,177,966)	-
Deferred tax liability	175	85	617,365	16,281	-	633,906
Other long-term liabilities	-	-	144,321	95,911	-	240,232
Total shareholders' equity	(128,479)	1,117,082	310,436	1,162,960	(2,403,245)	58,754
Total Liabilities and Shareholders' Equity	$1,464,659	$6,035,253	$6,487,986	$2,033,201	$(9,368,093)	$6,653,006

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	As of December 31, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$83,185	$-	$5,885	$225,475	$-	$314,545
Accounts receivable, net of allowance	-	-	208,029	504,106	-	712,135
Intercompany receivables	-	186,659	1,592,228	-	(1,778,887)	-
Prepaid expenses	1,390	-	71,730	70,295	-	143,415
Other current assets	3	6,850	20,333	41,147	-	68,333
Total Current Assets	84,578	193,509	1,898,205	841,023	(1,778,887)	1,238,428
Structures, net	-	-	1,142,094	623,416	-	1,765,510
Other property, plant and equipment, net	-	-	178,149	137,439	-	315,588
Indefinite-lived intangibles	-	-	1,055,728	12,055	-	1,067,783
Other intangibles, net	-	-	344,178	143,748	-	487,926
Goodwill	-	-	571,932	278,202	-	850,134
Due from Clear Channel Communications	879,108	-	-	-	-	879,108
Intercompany notes receivable	182,026	5,002,517	-	-	(5,184,543)	-
Other assets	408,083	871,363	1,373,504	61,626	(2,559,661)	154,915
Total Assets	$1,553,795	$6,067,389	$6,563,790	$2,097,509	$(9,523,091)	$6,759,392

Accounts payable	$-	$-	$11,742	$74,140	$-	$85,882
Intercompany payable	1,586,370	-	186,659	5,858	(1,778,887)	-
Accrued expenses	725	1,342	105,909	455,790	-	563,766
Deferred income	-	-	42,591	65,352	-	107,943
Current portion of long-term debt	-	-	47	15,952	-	15,999
Total Current Liabilities	1,587,095	1,342	346,948	617,092	(1,778,887)	773,590
Long-term debt	-	4,918,243	1,134	-	-	4,919,377
Intercompany notes payable	-	-	5,025,497	159,046	(5,184,543)	-
Deferred tax liability	175	85	638,141	17,749	-	656,150
Other long-term liabilities	-	-	143,925	106,242	-	250,167
Total shareholders' equity	(33,475)	1,147,719	408,145	1,197,380	(2,559,661)	160,108
Total Liabilities and Shareholders' Equity	$1,553,795	$6,067,389	$6,563,790	$2,097,509	$(9,523,091)	$6,759,392

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$248,497	$386,754	$-	$635,251
Operating expenses:
Direct operating expenses	-	-	119,760	261,753	-	381,513
Selling, general and administrative expenses	-	-	47,637	85,312	-	132,949
Corporate expenses	3,285	-	16,713	10,699	-	30,697
Depreciation and amortization	-	-	47,078	51,664	-	98,742
Other operating income (expense), net	(128)	-	2,489	293	-	2,654
Operating income (loss)	(3,413)	-	19,798	(22,381)	-	(5,996)
Interest (income) expense, net	(5)	88,061	527	679	-	89,262
Interest income on Due from Clear Channel Communications	14,673	-	-	-	-	14,673
Intercompany interest income	3,860	85,215	14,900	-	(103,975)	-
Intercompany interest expense	14,673	-	89,075	227	(103,975)	-
Equity in loss of nonconsolidated affiliates	(97,153)	(27,729)	(27,980)	(1,259)	153,385	(736)
Other income (expense), net	-	-	4,181	(2,283)	-	1,898
Loss before income taxes	(96,701)	(30,575)	(78,703)	(26,829)	153,385	(79,423)
Income tax benefit (expense)	(169)	908	(18,450)	765	-	(16,946)
Consolidated net loss	(96,870)	(29,667)	(97,153)	(26,064)	153,385	(96,369)
Less amount attributable to noncontrolling interest	-	-	-	501	-	501
Net loss attributable to the Company	$(96,870)	$(29,667)	$(97,153)	$(26,565)	$153,385	$(96,870)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	21	928	(5,486)	-	(4,537)
Unrealized gain on marketable securities	-	-	-	1,084	-	1,084
Equity in subsidiary comprehensive loss	(556)	(991)	(1,484)	-	3,031	-
Other comprehensive loss	(556)	(970)	(556)	(4,402)	3,031	(3,453)
Comprehensive loss	(97,426)	(30,637)	(97,709)	(30,967)	156,416	(100,323)
Less amount attributable to noncontrolling interest	-	-	-	(2,897)	-	(2,897)
Comprehensive loss attributable to the Company	$(97,426)	$(30,637)	$(97,709)	$(28,070)	$156,416	$(97,426)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$265,162	$385,048	$-	$650,210
Operating expenses:
Direct operating expenses	-	-	122,496	263,695	-	386,191
Selling, general and administrative expenses	-	-	50,621	88,940	-	139,561
Corporate expenses	3,224	3	15,595	9,002	-	27,824
Depreciation and amortization	-	-	48,240	52,087	-	100,327
Other operating income (expense), net	(120)	-	2,246	(23)	-	2,103
Operating income (loss)	(3,344)	(3)	30,456	(28,699)	-	(1,590)
Interest (income) expense, net	(64)	88,042	268	(153)	-	88,093
Interest income on Due from Clear Channel Communications	11,920	-		-	-	11,920
Intercompany interest income	3,674	85,175	11,920	38	(100,807)	-
Intercompany interest expense	12,041	-	88,701	65	(100,807)	-
Equity in loss of nonconsolidated affiliates	(74,451)	(30,920)	(30,876)	(985)	136,747	(485)
Other income (expense), net	-	-	(3,061)	2,154	-	(907)
Income (loss) before income taxes	(74,178)	(33,790)	(80,530)	(27,404)	136,747	(79,155)
Income tax benefit (expense)	(100)	1,077	6,079	(2,050)	-	5,006
Consolidated net loss	(74,278)	(32,713)	(74,451)	(29,454)	136,747	(74,149)
Less amount attributable to noncontrolling interest	-	-	-	129	-	129
Net loss attributable to the Company	$(74,278)	$(32,713)	$(74,451)	$(29,583)	$136,747	$(74,278)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(314)	(11)	1,938	(25,638)	-	(24,025)
Unrealized loss on marketable securities	-	-	-	(25)	-	(25)
Other adjustments to comprehensive income (loss)	-	-	-	(998)	-	(998)
Equity in subsidiary comprehensive loss	(24,641)	(25,991)	(26,434)	-	77,066	-
Other comprehensive income (loss)	(24,955)	(26,002)	(24,496)	(26,661)	77,066	(25,048)
Comprehensive loss	(99,233)	(58,715)	(98,947)	(56,244)	213,813	(99,326)
Less amount attributable to noncontrolling interest	-	-	145	(238)	-	(93)
Comprehensive loss attributable to the Company	$(99,233)	$(58,715)	$(99,092)	$(56,006)	$213,813	$(99,233)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(96,870)	$(29,667)	$(97,153)	$(26,064)	$153,385	$(96,369)
Reconciling items:
Depreciation and amortization	-	-	47,078	51,664	-	98,742
Deferred taxes	-	-	(20,806)	(1,659)	-	(22,465)
Provision for doubtful accounts	-	-	722	799	-	1,521
Share-based compensation	-	-	2,010	-	-	2,010
(Gain) loss on sale of operating assets	128	-	(2,489)	(293)	-	(2,654)
Amortization of deferred financing charges and note discounts, net	-	1,854	308	-	-	2,162
Other reconciling items, net	97,153	27,729	27,973	(965)	(153,385)	(1,495)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	-	-	11,839	38,808	-	50,647
Increase in deferred income	-	-	14,806	28,482	-	43,288
Increase (decrease) in accrued expenses	(561)	(1,640)	16,926	(46,282)	-	(31,557)
Increase (decrease) in accounts payable	-	21	(3,412)	16,302	-	12,911
Changes in other operating assets and liabilities	(3,263)	-	667	(26,100)	-	(28,696)
Net cash provided by (used for) operating activities	(3,413)	(1,703)	(1,531)	34,692	-	28,045
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(12,891)	(25,737)	-	(38,628)
Purchases of other operating assets	-	-	(137)	(135)	-	(272)
Proceeds from disposal of assets	-	-	2,136	286	-	2,422
Decrease in Intercompany notes receivable, net	-	15,841	-	-	(15,841)	-
Change in other, net	-	-	-	(1,315)	-	(1,315)
Net cash provided by (used for) investing activities	-	15,841	(10,892)	(26,901)	(15,841)	(37,793)
Cash flows from financing activities:
Draws on credit facilities	-	-	-	820	-	820
Payments on credit facilities	-	-	-	(675)	-	(675)
Proceeds from long-term debt	-	-	-	-	-	-
Payments on long-term debt	-	-	(11)	-	-	(11)
Decrease in intercompany notes payable, net	-	-	-	(15,841)	15,841	-
Net transfers to Clear Channel Communications	(28,744)	-	-	-	-	(28,744)
Intercompany funding	8,439	(14,138)	9,265	(3,566)	-	-
Deferred financing charges	-	-	(4)	-	-	(4)
Dividends and other payments to noncontrolling interests	-	-	-	(3,955)	-	(3,955)
Change in other, net	413	-	-	-	-	413
Net cash provided by (used for) financing activities	(19,892)	(14,138)	9,250	(23,217)	15,841	(32,156)
Effect of exchange rate changes on cash	-	-	-	(2,414)	-	(2,414)
Net increase (decrease) in cash and cash equivalents	(23,305)	-	(3,173)	(17,840)	-	(44,318)
Cash and cash equivalents at beginning of period	83,185	-	5,885	225,475	-	314,545
Cash and cash equivalents at end of period	$59,880	$-	$2,712	$207,635	$-	$270,227

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(74,278)	$(32,713)	$(74,451)	$(29,454)	$136,747	$(74,149)
Reconciling items:
Depreciation and amortization	-	-	48,240	52,087	-	100,327
Deferred taxes	(2)	-	(19,677)	(3,356)	-	(23,035)
Provision for doubtful accounts	-	-	904	808	-	1,712
Share-based compensation	-	-	926	735	-	1,661
(Gain) loss on sale of operating assets	120	-	(2,246)	23	-	(2,103)
Amortization of deferred financing charges and note discounts, net	-	1,845	286	-	-	2,131
Other reconciling items, net	74,451	30,920	31,550	985	(136,747)	1,159
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	-	-	48,737	14,779	-	63,516
Increase (decrease) in deferred income	-	-	(9,199)	25,235	-	16,036
Increase (decrease) in accrued expenses	(292)	71,869	(72,296)	(35,282)	-	(36,001)
Decrease in accounts payable	-	(11)	(10,280)	(10,470)	4,793	(15,968)
Changes in other operating assets and liabilities	(1,354)	-	1,254	(1,912)	-	(2,012)
Net cash provided by (used for) operating activities	(1,355)	71,910	(56,252)	14,178	4,793	33,274
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(13,489)	(25,952)	-	(39,441)
Purchases of businesses and other operating assets	-	-	(3)	-	-	(3)
Proceeds from disposal of assets	-	-	2,056	1,244	-	3,300
Change in other, net	-	-	-	(665)	-	(665)
Net cash used for investing activities	-	-	(11,436)	(25,373)	-	(36,809)
Cash flows from financing activities:
Draws on credit facilities	-	-	-	637	-	637
Payments on long-term debt	-	-	(9)	(4,428)	-	(4,437)
Net transfers to Clear Channel Communications	1,507	-	-	-	-	1,507
Intercompany funding	(2,809)	(71,879)	74,080	608	-	-
Deferred financing charges	-	-	152	-	-	152
Dividends and other payments to noncontrolling interests	-	-	-	(4,353)	-	(4,353)
Change in other, net	548	-	-	-	-	548
Net cash provided by (used for) financing activities	(754)	(71,879)	74,223	(7,536)	-	(5,946)
Effect of exchange rate changes on cash	-	-	-	(5,238)	-	(5,238)
Net increase (decrease) in cash and cash equivalents	(2,109)	31	6,535	(23,969)	4,793	(14,719)
Cash and cash equivalents at beginning of period	207,411	-	-	359,361	(4,793)	561,979
Cash and cash equivalents at end of period	$205,302	$31	$6,535	$335,392	$-	$547,260

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Format of Presentation

Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes.  Our discussion is presented on both a consolidated and segment basis.  All references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.  Our reportable segments are Americas outdoor advertising (“Americas”) and International outdoor advertising (“International”).  Our Americas and International segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types. Certain prior period amounts have been reclassified to conform to the 2014 presentation.

We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Other operating income (expense), net, Interest expense, Interest income on Due from Clear Channel Communications, Equity in loss of nonconsolidated affiliates, Other income (expense), net and Income tax benefit (expense) are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

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

Executive Summary

The key developments in our business for the three and three months ended March 31, 2014 are summarized below:

•         Consolidated revenue decreased $15.0 million including an increase of $0.5 million from movements in foreign exchange during the three months ended March 31, 2014 compared to the same period of 2013. Excluding foreign exchange impacts, consolidated revenue decreased $15.5 million over the comparable three-month period of 2013.

•         Americas revenue decreased $17.7 million including a decrease of $0.9 million from movements in foreign exchange during the three months ended March 31, 2014 compared to the same period of 2013.  Excluding foreign exchange impacts, revenue decreased $16.8 million over the comparable three-month period of 2013 primarily driven primarily by lower revenues in our Los Angeles market as a result of the impact of litigation as well as lower airport revenues as a result of the loss of certain national accounts and the nonrenewal of certain airport contracts.

•         International revenue increased $2.7 million including an increase of $1.4 million from movements in foreign exchange during the three months ended March 31, 2014 compared to the same period of 2013.  Excluding foreign exchange impacts, revenue increased $1.3 million over the comparable three-month period of 2013 primarily driven by growth in emerging markets and certain developed markets, partially offset by declines in other countries.

•         During the first quarter of 2014, we spent $4.2 million on strategic revenue and cost-saving initiatives to realign and improve our on-going business operations—a decrease of $2.5 million compared to the first quarter of 2013.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of our results of operations for the three months ended March 31, 2014 to the three months ended March 31, 2013 is as follows:

(In thousands)	Three Months Ended
	March 31,		%
	2014	2013	Change
Revenue	$635,251	$650,210	(2%)
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	381,513	386,191	(1%)
Selling, general and administrative expenses (excludes depreciation and amortization)	132,949	139,561	(5%)
Corporate expenses (excludes depreciation and amortization)	30,697	27,824	10%
Depreciation and amortization	98,742	100,327	(2%)
Other operating income, net	2,654	2,103	26%
Operating loss	(5,996)	(1,590)	277%
Interest expense	89,262	88,093
Interest income on Due from Clear Channel Communications	14,673	11,920
Equity in loss of nonconsolidated affiliates	(736)	(485)
Other income (expense), net	1,898	(907)
Loss before income taxes	(79,423)	(79,155)
Income tax expense (benefit)	(16,946)	5,006
Consolidated net loss	(96,369)	(74,149)
Less amount attributable to noncontrolling interest	501	129
Net loss attributable to the Company	$(96,870)	$(74,278)

Consolidated Revenue

Our consolidated revenue during the first quarter of 2014 decreased $15.0 million including an increase of $0.5 million from movements in foreign exchange compared to the same period of 2013.  Excluding the impact of foreign exchange movements, consolidated revenue decreased $15.5 million.  Americas revenue decreased $17.7 million including negative movements in foreign exchange of $0.9 million compared to the same period of 2013. Excluding the impact of foreign exchange movements, Americas revenue decreased $16.8 million driven primarily by lower revenues in our Los Angeles market as a result of the impact of litigation, as well as the loss of certain national accounts and the nonrenewal of certain airport contracts.  Our International revenue increased $2.7 million including positive movements in foreign exchange of $1.4 million compared to the same period of 2013. Excluding the impact of foreign exchange movements, International revenue increased $1.3 million.  Revenue growth in street furniture in emerging markets and certain developed markets was partially offset by declines in other countries.

Consolidated Direct Operating Expenses

Direct operating expenses decreased $4.7 million including an increase of $0.5 million from movements in foreign exchange during the first quarter of 2014 compared to the same period of 2013.  Excluding the impact of foreign exchange movements, consolidated direct operating expenses decreased $5.2 million.  Direct operating expenses in our Americas segment decreased $3.6 million including a decrease of $0.7 million from movements in foreign exchange compared to the same period of 2013.  Excluding the impact of foreign exchange movements, direct operating expenses in our Americas segment decreased $2.9 million, primarily due to reduced site lease expenses related to our airports business resulting from the nonrenewal of certain airport contracts as well as cost reduction efforts from previous strategic efficiency initiatives.  Direct operating expenses in our International segment decreased $1.1 million including an increase of $1.2 million from movements in foreign exchange compared to the same period of 2013.  Excluding the impact of foreign exchange movements, direct operating expenses in our International segment decreased $2.3 million, primarily as a result of previous strategic efficiency initiatives.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses decreased $6.6 million on a reported basis and excluding offsetting impacts from movements in foreign exchange during the first quarter of 2014 compared to the same period of 2013.  SG&A expenses decreased $3.3 million in our Americas segment primarily due to lower commission expenses payments in connection with lower revenues.  Our International SG&A expenses decreased $3.4 million compared to the same period in the prior year, primarily due to benefits resulting from our previous strategic efficiency initiatives.

Corporate Expenses

Corporate expenses increased $2.9 million during the three months ended March 31, 2014 compared to the same period of 2013. The increase primarily related to expenditures in connection with strategic revenue and efficiency initiatives.

Revenue and Efficiency Initiatives

Included in the amounts for direct operating expenses, SG&A and corporate expenses discussed above are expenses of $4.2 million incurred in connection with our strategic revenue and efficiency initiatives during the three months ended March 31, 2014.  The costs were incurred to improve revenue growth, enhance yield, reduce costs, and organize each business to maximize performance and profitability.  These costs consist primarily of consolidation of locations and positions, severance related to workforce initiatives, consulting expenses, and other costs incurred in connection with improving our businesses.  These costs are expected to provide benefits in future periods as the initiative results are realized.  Of these costs during the first quarter of 2014, $1.2 million are reported within direct operating expenses, $1.2 million are reported within SG&A and $1.8 million are reported within corporate expense.  In the first quarter of 2013, such costs totaled $2.5 million, $4.1 million, and $0.1 million, respectively.

Depreciation and Amortization

Depreciation and amortization decreased $1.6 million during the three months ended March 31, 2014 compared to the same period of 2013.  The decrease during the three months ended March 31, 2014 was primarily due to higher accelerated depreciation in the first quarter of 2013 as a result of disposals made in that period.

Other Operating Income, Net

Other operating income of $2.7 million for the first quarter of 2014 and primarily related to proceeds received from condemnations.

Other operating income of $2.1 million for the first quarter of 2013 primarily related to proceeds from the disposal of operating and fixed assets.

Interest Income on Due From Clear Channel Communications

Interest income increased $2.8 million during the three months ended March 31, 2014 compared to the same period of 2013 due to the higher outstanding balance of the Due from Clear Channel Communications account.

Income Tax Benefit (Expense)

Our operations are included in a consolidated income tax return filed by CC Media Holdings, Inc. (“CC Media Holdings”).  However, for our financial statements, our provision for income taxes was computed as if we file separate consolidated Federal income tax returns with our subsidiaries.

The effective tax rate for the three months ended March 31, 2014 was (21.3)%. The 2014 effective rate was primarily impacted by our inability to record tax benefits on tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years.

Our effective tax rate for the three months ended March 31, 2013 was 6.3%. The effective rate for the three months ended March 31, 2013 was primarily impacted by our inability to record tax benefits on tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years.

Americas Results of Operations

Our Americas operating results were as follows:

(In thousands)	Three Months Ended March 31,		%
	2014	2013	Change
Revenue	$268,756	$286,461	(6%)
Direct operating expenses	133,288	136,891	(3%)
SG&A expenses	51,111	54,372	(6%)
Depreciation and amortization	47,599	48,685	(2%)
Operating income	$36,758	$46,513	(21%)

Our Americas revenue decreased $17.7 million including negative movements in foreign exchange of $0.9 million during the first quarter of 2014 compared to the same period of 2013. Excluding the impact of foreign exchange movements, Americas revenue decreased $16.8 million driven primarily by lower revenues in our Los Angeles market as a result of the impact of litigation as discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q, as well as the loss of certain national accounts and the nonrenewal of certain airport contracts. Increased capacity and occupancy for our digital displays outside Los Angeles partially offset these declines.

Direct operating expenses decreased $3.6 million including a decrease of $0.7 million from movements in foreign exchange compared to the same period of 2013.  Excluding the impact of foreign exchange movements, direct operating expenses in our Americas segment decreased $2.9 million primarily due to reduced site lease expenses related to our airports business resulting from the nonrenewal of certain airport contracts as well as cost reduction efforts from previous strategic efficiency initiatives.  SG&A expenses decreased $3.3 million primarily due to reduced compensation expenses, which were lower in connection with our reduced revenues.

International Results of Operations

Our International operating results were as follows:

(In thousands)	Three Months Ended March 31,		%
	2014	2013	Change
Revenue	$366,495	$363,749	1%
Direct operating expenses	248,225	249,300	(0%)
SG&A expenses	81,838	85,189	(4%)
Depreciation and amortization	50,444	50,993	(1%)
Operating income	$(14,012)	$(21,733)	(36%)

International revenue increased $2.7 million during the first quarter of 2014 compared to the same period of 2013, including an increase of $1.4 million from movements in foreign exchange.  Excluding the impact of foreign exchange, revenues increased $1.3 million.  The increase was driven by revenue growth in emerging markets, including China, and certain developed markets including the UK and France, primarily in street furniture and digital advertising revenue, partially offset by declines in other countries, including those in Northern and Eastern Europe, primarily due to challenging macroeconomic conditions.

Direct operating expenses decreased $1.1 million including an increase of $1.2 million from movements in foreign exchange during the first quarter of 2014.  Excluding the impact of movements in foreign exchange, direct operating expenses decreased $2.3 million, resulting from various decreases across multiple countries as a result of previous strategic efficiency initiatives.  The $3.4 million reduction in SG&A expenses was primarily due to benefits resulting from previous strategic efficiency initiatives.

Reconciliation of Segment Operating Income to Consolidated Operating Income (Loss)

(In thousands)	Three Months Ended March 31,
	2014	2013
Americas	$36,758	$46,513
International	(14,012)	(21,733)
Corporate expenses (1)	(31,396)	(28,473)
Other operating income, net	2,654	2,103
Consolidated operating loss	$(5,996)	$(1,590)

(1)        Corporate expenses include expenses related to Americas and International as well as overall executive, administrative and support functions.

Share-Based Compensation Expense

Share-based compensation payments are recorded in corporate expenses and were $2.0 million and $1.7 million for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, there was $17.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of March 31, 2014, there was $0.6 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following discussion highlights our cash flow activities during the three months ended March 31, 2014 and 2013.

(In thousands)	Three Months Ended March 31,
	2014	2013
Cash provided by (used for):
Operating activities	$28,045	$33,274
Investing activities	(37,793)	(36,809)
Financing activities	(32,156)	(5,946)

Operating Activities

Our consolidated net loss, adjusted for $77.8 million of non-cash items, resulted in negative cash flows of $18.5 million during the three months ended March 31, 2014.  Our consolidated net loss, adjusted for $81.9 million of non-cash items, provided positive cash flows of $7.7 million during the three months ended March 31, 2013.  Cash provided by operating activities during the three months ended March 31, 2014 was $28.0 million compared to $33.3 million during the three months ended March 31, 2013.

Non-cash items affecting our net loss include depreciation and amortization, deferred taxes, provision for doubtful accounts, share-based compensation, gain on disposal of operating assets, amortization of deferred financing charges and note discounts, net and other reconciling items, net as presented on the face of the consolidated statement of cash flows.

Investing Activities

Cash used for investing activities of $37.8 million during the three months ended March 31, 2014 primarily reflected capital expenditures of $38.6 million.  We spent $12.2 million in our Americas segment primarily related to the construction of new advertising structures such as digital displays, $25.1 million in our International segment primarily related to billboard and street furniture advertising structures, and $1.3 million by Corporate.  Partially offsetting cash used for investing activities were proceeds from sales of operating and fixed assets.

Cash used for investing activities of $36.8 million during the three months ended March 31, 2013 primarily reflected capital expenditures of $39.4 million.  We spent $12.9 million in our Americas segment primarily related to the construction of new advertising structures such as digital displays, $25.9 million in our International segment primarily related to new advertising structures such as billboards and street furniture contracts and renewals of existing contracts, and $0.6 million by Corporate.  Partially offsetting cash used for investing activities were proceeds from sales of operating and fixed assets.

Financing Activities

Cash used for financing activities of $32.2 million for the three months ended March 31, 2014 primarily reflected net transfers of $28.7 million in cash to Clear Channel Communications, which represents the activity in the “Due from/to Clear Channel Communications” account.  Other cash used for financing activities included payments to noncontrolling interests of $4.0 million.

Cash used for financing activities of $5.9 million for the three months ended March 31, 2013 reflected a $4.4 million payment on long-term debt, partially offset by net transfers of $1.5 million in cash from Clear Channel Communications, which represents the activity in the “Due from/to Clear Channel Communications” account.

Anticipated Cash Requirements

Our primary source of liquidity is cash on hand, cash flow from operations, senior revolving credit facility and the revolving promissory note with Clear Channel Communications.  Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations, any available borrowing capacity under the senior revolving credit facility and borrowing capacity under or repayment of amounts outstanding under the revolving promissory note with Clear Channel Communications will enable us to meet our working capital, capital expenditure, debt service and other funding requirements, including the debt service on the CCWH Senior Notes and the CCWH Subordinated Notes and dividends, for at least the next 12 months.  In addition, we were in compliance with the covenants contained in our material financing agreements as of March 31, 2014.  We believe our long-term plans, which include promoting outdoor media spending and capitalizing on our diverse geographic and product opportunities, including the continued deployment of digital displays, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements long term.  However, our anticipated results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants.  In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. At March 31, 2014, we had $270.2 million of cash on our balance sheet, with $207.6 million in consolidated cash balances held outside the U.S. by our subsidiaries, all of which is readily convertible into other foreign currencies including the U.S. dollar.  We disclose in Item 8 of our Form 10-K within Note 1, Summary of Significant Accounting Policies, that our policy is to permanently reinvest the earnings of our non-U.S. subsidiaries as these earnings are generally redeployed in those jurisdictions for operating needs and continued functioning of their businesses.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant current and historic deficits in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.

Furthermore, in its Quarterly Report on Form 10-Q filed with the SEC on April 24, 2014, Clear Channel Communications stated that it was in compliance with the covenants contained in its material financing agreements as of March 31, 2014.  Clear Channel Communications similarly stated in such Quarterly Report that its anticipated results are also subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants.  Moreover, Clear Channel Communications stated in such Quarterly Report that its ability to comply with the covenants in its material financing agreements may be affected by events beyond its control, including prevailing economic, financial and industry conditions.  As discussed therein, the breach of any covenants set forth in Clear Channel Communications’ financing agreements would result in a default thereunder, and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, as discussed therein, the lenders under the receivables-based credit facility under Clear Channel Communications’ senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. In addition, Clear Channel Communications stated in such Quarterly Report that if Clear Channel Communications is unable to repay its obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility.  Finally, Clear Channel Communications stated in such Quarterly Report that a default or acceleration under any of its material financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.  If Clear Channel Communications were to become insolvent, we would be an unsecured creditor of Clear Channel Communications.  In such event, we would be treated the same as other unsecured creditors of Clear Channel Communications and, if we were not entitled to the cash previously transferred to Clear Channel Communications, or could not obtain such cash on a timely basis, we could experience a liquidity shortfall.

For so long as Clear Channel Communications maintains significant control over us, a deterioration in the financial condition of Clear Channel Communications could have the effect of increasing our borrowing costs or impairing our access to capital markets.  As of March 31, 2014, Clear Channel Communications had $660.7 million recorded as “Cash and cash equivalents” on its consolidated balance sheets, of which $270.2 million was held by us and our subsidiaries.

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

Sources of Capital

As of March 31, 2014 and December 31, 2013, we had the following debt outstanding, cash and cash equivalents and amounts due from Clear Channel Communications:

(In millions)	March 31, 2014	December 31, 2013
Clear Channel Worldwide Holdings Senior Notes due 2022	$2,725.0	$2,725.0
Clear Channel Worldwide Holdings Senior Subordinated Notes due 2020	2,200.0	2,200.0
Other debt	16.7	17.1
Original issue discount	(6.6)	(6.7)
Total debt	4,935.1	4,935.4
Less: Cash and cash equivalents	270.2	314.5
Less: Due from Clear Channel Communications	907.9	879.1
	$3,757.0	$3,741.8

We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities.  Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Promissory Notes with Clear Channel Communications

We maintain accounts that represent net amounts due to or from Clear Channel Communications, which is recorded as “Due from/to Clear Channel Communications” on our consolidated balance sheets.  The accounts represent our revolving promissory note issued by us to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to us (the “Due from CCU Note”), in each case in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances.  The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand or when they mature on December 15, 2017.  Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications.  Such day-to-day cash management services relate only to our cash activities and balances in the U.S. and exclude any cash activities and balances of our non-U.S. subsidiaries.  At March 31, 2014 and December 31, 2013, the asset recorded in “Due from Clear Channel Communications” on our consolidated balance sheet was $907.9 million and $879.1 million, respectively.  At March 31, 2014, we had no borrowings under the cash management note to Clear Channel Communications.

The net interest income for the three months ended March 31, 2014 and 2013 was $14.7 million and $11.9 million, respectively.  At March 31, 2014 and December 31, 2013, the fixed interest rate on the Due from CCU Note was 6.5%, which is equal to the fixed interest rate on the CCWH senior notes. On October 23, 2013, in accordance with the terms of the settlement of derivative litigation previously filed by our stockholders, the interest rate on the Due from CCU Note was amended such that if the outstanding balance on the Due from CCU Note exceeds $1.0 billion and under certain other circumstances tied to Clear Channel Communications’ liquidity, the rate will be variable but will in no event be less than 6.5% nor greater than 20%.

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

Clear Channel Worldwide Holdings Senior Notes

As of March 31, 2014, CCWH senior notes represented $2.7 billion aggregate principal amount of indebtedness outstanding, which consisted of $735.75 million aggregate principal amount of 6.5% Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and $1,989.25 million aggregate principal amount of 6.5% Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes” and, together with the Series A CCWH Senior Notes, the “CCWH Senior Notes”).  The CCWH Senior Notes are guaranteed by us, Clear Channel Outdoor, Inc. (“CCOI”) and certain of our direct and indirect subsidiaries.

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

Consolidated leverage ratio, defined as total debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 6.5:1 at March 31, 2014, and senior leverage ratio, defined as senior debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 3.6:1 at March 31, 2014.  As required by the definition of EBITDA in the CCWH Senior Notes indentures, our EBITDA for the preceding four quarters of $766.2 million is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense), net, plus share-based compensation, and is further adjusted for the following: (i) costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses; (iii) non-cash charges; and (iv) various other items.

The following table reflects a reconciliation of EBITDA (as defined by the CCWH Senior Notes indentures) to operating income and net cash provided by operating activities for the four quarters ended March 31, 2014:

Four Quarters Ended
(In Millions)	March 31, 2014
EBITDA (as defined by the CCWH Senior Notes indentures)	$766.2
Less adjustments to EBITDA (as defined by the CCWH Senior Notes indentures):
Cost incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees, and other permitted activities	(36.4)
Extraordinary, non-recurring or unusual gains or losses or expenses (as referenced in the definition of EBITDA in the CCWH Senior Notes indentures)	(16.9)
Non-cash charges	(20.3)
Other items	(7.5)
Less: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	(399.3)
Operating income	285.8
Plus: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	399.3
Less: Interest expense	(354.0)
Plus: Interest income on Due from Clear Channel Communications	57.0
Less: Current income tax benefit	(67.4)
Plus: Other income, net	3.8
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	10.7
Change in assets and liabilities, net of assets acquired and liabilities assumed	74.2
Net cash provided by operating activities	$409.4

Clear Channel Worldwide Holdings Senior Subordinated Notes

As of March 31, 2014, CCWH Subordinated Notes represented $2.2 billion of aggregate principal amount of indebtedness outstanding, which consist of $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes”).

The Series A CCWH Subordinated Notes indenture and Series B CCWH Subordinated Notes indenture restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test.  In order to incur additional indebtedness under this test, our debt to adjusted EBITDA ratio (as defined by the indentures) must be lower than 7.0:1.  The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B CCWH Subordinated Notes indenture also permits us to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if our debt to adjusted EBITDA ratios (as defined by the indentures) is lower than 7.0:1.  The Series A CCWH Senior Subordinated Notes indenture does not limit our ability to pay dividends.  The Series B CCWH Subordinated Notes indenture contains certain exceptions that allow us to pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by us of amounts outstanding under the revolving promissory note issued by Clear Channel Communications to us.

Senior Revolving Credit Facility Due 2018

We have a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital, to issue letters of credit and for other general corporate purposes.  At March 31, 2014, there were no amounts outstanding under the revolving credit facility, and $62.5 million of letters of credit under the revolving credit facility, which reduce availability under the facility.

Other Debt

Other debt consists primarily of loans with international banks.  At March 31, 2014, approximately $16.7 million was outstanding as other debt.

Clear Channel Communications’ Debt Covenants

The Clear Channel Communications’ senior secured credit facility contains a significant financial covenant which requires Clear Channel Communications to comply on a quarterly basis with a financial covenant limiting the ratio of its consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA (as defined by Clear Channel Communications’ senior secured credit facility) for the preceding four quarters.  The maximum ratio under this financial covenant is currently set at 9.00:1 and reduces to 8.75:1 for the four quarters ended December 31, 2014.  In its Quarterly Report on Form 10-Q filed with the SEC on April 24, 2014, Clear Channel Communications stated that it was in compliance with this covenant as of March 31, 2014.

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

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported net income of $26.8 million for the three months ended March 31, 2014.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net income for the three months ended March 31, 2014 by $2.7 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three months ended March 31, 2014 would have increased our net income for the three months ended March 31, 2014 by a corresponding amount.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the

SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Los Angeles Litigation

                In 2008, Summit Media, LLC, one of our competitors, sued the City of Los Angeles (the “City”), Clear Channel Outdoor, Inc. and CBS Outdoor in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties. Pursuant to the settlement agreement, Clear Channel Outdoor, Inc. had taken down existing billboards and converted 83 existing signs from static displays to digital displays pursuant to modernization permits issued through an administrative process of the City. The Los Angeles Superior Court ruled in January 2010 that the settlement agreement constituted an ultra vires act of the City and nullified its existence, but did not invalidate the modernization permits issued to Clear Channel Outdoor, Inc. and CBS. All parties appealed the ruling by the Los Angeles Superior Court to the Court of Appeal for the State of California, Second Appellate District, Division 8. On December 10, 2012, the Court of Appeal issued an order upholding the Superior Court’s finding that the settlement agreement was ultra vires and remanding the case to the Superior Court for the purpose of invalidating the modernization permits issued to Clear Channel Outdoor, Inc. and CBS for the digital displays that were the subject of the settlement agreement. On January 22, 2013, Clear Channel Outdoor, Inc. filed a petition with the California Supreme Court requesting its review of the matter, and the Supreme Court denied that petition on February 27, 2013. On April 12, 2013, the Los Angeles Superior Court invalidated 82 digital modernization permits issued to Clear Channel Outdoor, Inc. (77 of which displays were operating at the time of the ruling) and 13 issued to CBS and ordered that the companies turn off the electrical power to affected digital displays by the close of business on April 15, 2013. Clear Channel Outdoor, Inc. has complied with the order. On April 16, 2013, the Court conducted further proceedings during which it held that it was not invalidating two additional digital modernization permits that Clear Channel Outdoor, Inc. had secured through a special zoning plan and confirmed that its April 12 order invalidated only digital modernization permits – no other types of permits the companies may have secured for the signs at issue. Summit Media, LLC filed a further motion requesting that the Court order the demolition of the 82 sign structures on which the now-invalidated digital signs operated, as well as the invalidation of several other permits for traditional signs allegedly issued under the settlement agreement. At a hearing held on November 22, 2013, the Court denied Summit Media, LLC’s demolition motion by allowing the 82 sign structures and their LED faces to remain intact, thus allowing Clear Channel Outdoor, Inc. to seek permits under the existing City sign code to either wrap the LED faces with vinyl or convert the LED faces to traditional static signs. The Court further confirmed the invalidation of all permits issued under the settlement agreement. In anticipation of this order, Clear Channel Outdoor, Inc. had removed six static billboard facings solely permitted under the settlement agreement. At a hearing held on January 21, 2014, the Court denied Summit Media, LLC’s motion for attorney’s fees on the basis that Summit Media, LLC had a substantial financial interest in the outcome of the litigation and, therefore, was not entitled to fees under California’s private attorney general statute.  On March 12, 2014, Summit Media, LLC filed Notices of Appeal of the orders denying Summit Media, LLC’s fee petition and denying in part Summit Media, LLC’s demolition motion.

Item 1A.  Risk Factors

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013.  There have not been any material changes in the risk factors disclosed in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases made during the quarter ended March 31, 2014 by or on behalf of us or an affiliated purchaser of shares of our Class A common stock registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	-	$-	-	-	(1)
February 1 through February 28	-	-	-	-	(1)
March 1 through March 31	-	-	-	-	(1)
Total	-	-	-	$82,934,423	(1)

(1)        On August 9, 2010, Clear Channel Communications announced that its board of directors approved a stock purchase program under which Clear Channel Communications or its subsidiaries may purchase up to an aggregate of $100 million of our Class A common stock and/or the Class A common stock of CC Media Holdings.  No shares of our Class A common stock or CC Media Holdings’ Class A common stock were purchased under the stock purchase program during the quarter ended March 31, 2014.  During 2011, a subsidiary of Clear Channel Communications purchased $16,372,690 of our Class A common stock (1,553,971 shares) in open market purchases.  During 2012, a subsidiary of Clear Channel Communications purchased $692,887 of the Class A common stock of CC Media Holdings (111,291 shares) under the stock purchase program.  As a result of these purchases of shares of the Class A common stock of CC Media Holdings and our Class A common stock, an aggregate of $82,934,423 remains available under the stock purchase program to purchase the Class A common stock of CC Media Holdings and/or our Class A common stock.  The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at Clear Channel Communications’ discretion.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1

First Amendment to Amended and Restated License Agreement dated January 14, 2014 between Clear Channel Identity, Inc. and Outdoor Management Services, Inc. (Incorporated by reference to Exhibit 10.17 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2013).

10.2

Amended and Restated Employment Agreement, dated as of January 13, 2014 between Robert Pittman and CC Media Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.3

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

April 24, 2014                                                      /s/ SCOTT D. HAMILTON

                                                                                                Scott D. Hamilton

                                                                                                Senior Vice President, Chief Accounting Officer and

                                                                                                Assistant Secretary