Form 10-Q
period 2014-06-30
Clear Channel Outdoor Holdings, Inc.
filed 2014-07-23
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2014

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

Large accelerated filer   [  ]       Accelerated filer   [X]    Non-accelerated filer   [  ]       Smaller reporting company     [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -	Outstanding at July 16, 2014 - - - - - - - - - - - - - - - - - - - - - - - - - -
Class A Common Stock, $.01 par value Class B Common Stock, $.01 par value	44,621,953 315,000,000

1

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	June 30,
	2014	December 31,
	(Unaudited)	2013
CURRENT ASSETS
Cash and cash equivalents	$225,974	$314,545
Accounts receivable, net of allowance of $33,986 in 2014 and $33,127 in 2013	741,682	710,529
Prepaid expenses	142,900	145,021
Other current assets	74,581	68,333
Total Current Assets	1,185,137	1,238,428
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,710,144	1,765,510
Other property, plant and equipment, net	297,773	315,588
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles	1,067,891	1,067,783
Other intangibles, net	456,006	487,926
Goodwill	850,914	850,134
OTHER ASSETS
Due from Clear Channel Communications	950,172	879,108
Other assets	151,757	154,915
Total Assets	$6,669,794	$6,759,392

CURRENT LIABILITIES
Accounts payable	$69,909	$85,882
Accrued expenses	534,533	563,766
Deferred income	151,856	107,943
Current portion of long-term debt	15,062	15,999
Total Current Liabilities	771,360	773,590
Long-term debt	4,919,635	4,919,377
Deferred tax liability	629,850	656,150
Other long-term liabilities	245,651	250,167
Commitments and contingent liabilities (Note 5)
SHAREHOLDERS’ EQUITY
Noncontrolling interest	198,510	202,046
Preferred stock, $.01 par value, 150,000,000 shares authorized, no shares issued and outstanding
Class A common stock, $.01 par value, 750,000,000 shares authorized, 44,731,645 and 44,117,843 shares issued in 2014 and 2013, respectively	448	441
Class B common stock, $.01 par value, 600,000,000 shares authorized, 315,000,000 shares issued and outstanding	3,150	3,150
Additional paid-in capital	4,337,029	4,332,045
Accumulated deficit	(4,208,808)	(4,162,975)
Accumulated other comprehensive loss	(226,004)	(213,572)
Cost of shares held in treasury	(1,027)	(1,027)
Total Shareholders’ Equity	103,298	160,108
Total Liabilities and Shareholders’ Equity	$6,669,794	$6,759,392

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$781,205	$766,871	$1,416,456	$1,417,081
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	413,144	399,558	794,657	785,749
Selling, general and administrative expenses (excludes depreciation and amortization)	140,271	133,020	273,221	272,581
Corporate expenses (excludes depreciation and amortization)	33,333	33,892	64,030	61,716
Depreciation and amortization	98,726	97,566	197,467	197,893
Other operating income, net	247	3,697	2,901	5,800
Operating income	95,978	106,532	89,982	104,942
Interest expense	88,212	88,063	177,473	176,156
Interest income on Due from Clear Channel Communications	15,227	12,496	29,900	24,416
Equity in earnings (loss) of nonconsolidated affiliates	327	169	(409)	(316)
Other income (expense), net	11,983	(310)	13,880	(1,217)
Income (loss) before income taxes	35,303	30,824	(44,120)	(48,331)
Income tax benefit (expense)	24,820	(12,094)	7,875	(7,088)
Consolidated net income (loss)	60,123	18,730	(36,245)	(55,419)
Less amount attributable to noncontrolling interest	9,086	9,822	9,588	9,951
Net income (loss) attributable to the Company	$51,037	$8,908	$(45,833)	$(65,370)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(12,025)	(21,111)	(16,562)	(45,136)
Unrealized gain (loss) on marketable securities	(405)	241	679	216
Other adjustments to comprehensive income (loss)	-	-	-	(998)
Other comprehensive income (loss)	(12,430)	(20,870)	(15,883)	(45,918)
Comprehensive income (loss)	38,607	(11,962)	(61,716)	(111,288)
Less amount attributable to noncontrolling interest	(554)	(6,737)	(3,451)	(6,830)
Comprehensive income (loss) attributable to the Company	$39,161	$(5,225)	$(58,265)	$(104,458)

Net income (loss) attributable to the Company per common share:
Basic	$0.14	$0.02	$(0.13)	$(0.19)
Weighted average common shares outstanding – Basic	358,453	357,501	358,425	357,427

Diluted	$0.14	$0.02	$(0.13)	$(0.19)
Weighted average common shares outstanding – Diluted	359,832	358,766	358,425	357,427

Dividends declared per share	$-	$-	$-	$-

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Consolidated net loss	$(36,245)	$(55,419)
Reconciling items:
Depreciation and amortization	197,467	197,893
Deferred taxes	(27,723)	(29,491)
Provision for doubtful accounts	4,143	3,459
Share-based compensation	4,250	3,995
Gain on sale of operating assets	(2,901)	(5,800)
Amortization of deferred financing charges and note discounts, net	4,325	4,261
Other reconciling items, net	(14,212)	1,236
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(33,857)	33,199
Increase in deferred income	43,277	13,463
Decrease in accrued expenses	(30,071)	(43,399)
Decrease in accounts payable	(18,495)	(23,251)
Changes in other operating assets and liabilities	(9,432)	3,729
Net cash provided by operating activities	80,526	103,875
Cash flows from investing activities:
Purchases of property, plant and equipment	(92,967)	(80,105)
Purchases of other operating assets	(175)	(480)
Proceeds from disposal of assets	6,888	9,586
Change in other, net	(1,305)	(585)
Net cash used for investing activities	(87,559)	(71,584)
Cash flows from financing activities:
Draws on credit facilities	820	637
Payments on credit facilities	(1,675)	(1,344)
Payments on long-term debt	(23)	(4,788)
Payments to repurchase noncontrolling interests	-	(61,143)
Dividends and other payments to noncontrolling interests	(9,673)	(4,476)
Net transfers to Clear Channel Communications	(71,045)	(121,662)
Change in other, net	695	1,030
Net cash used for financing activities	(80,901)	(191,746)
Effect of exchange rate changes on cash	(637)	(3,819)
Net decrease in cash and cash equivalents	(88,571)	(163,274)
Cash and cash equivalents at beginning of period	314,545	561,979
Cash and cash equivalents at end of period	$225,974	$398,705

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

During the first quarter of 2014, the Company adopted the FASB’s ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity of an Investment in a Foreign Entity. The amendments are effective prospectively for the fiscal years (and interim periods within) beginning after December 15, 2013 and provide clarification guidance for the release of the cumulative translation adjustment under current U.S. GAAP. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

During the first quarter of 2014, the Company adopted the FASB’s ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update requires unrecognized tax benefits to be offset against a deferred tax asset for a net operating loss carryforward, similar tax loss or tax credit carryforward in certain situations.  The amendments are effective prospectively for the fiscal years (and interim periods within) beginning after December 15, 2013.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements

During the second quarter of 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP.  The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2016.  The Company is currently evaluating the impact of the provisions of this new standard on its financial position and results of operations.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at June 30, 2014 and December 31, 2013, respectively:

(In thousands)	June 30, 2014	December 31, 2013
Structures	$3,064,825	$3,021,152
Less: accumulated depreciation	1,354,681	1,255,642
Structures, net	$1,710,144	$1,765,510

Land, buildings and improvements	$211,154	$213,670
Furniture and other equipment	161,791	147,768
Construction in progress	69,358	83,891
	442,303	445,329
Less: accumulated depreciation	144,530	129,741
Other property, plant and equipment, net	$297,773	$315,588

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

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets at June 30, 2014 and December 31, 2013, respectively:

(In thousands)	June 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other contractual rights	$777,431	$(497,061)	$777,521	$(464,548)
Permanent easements	174,597	-	173,753	-
Other	2,826	(1,787)	2,832	(1,632)
Total	$954,854	$(498,848)	$954,106	$(466,180)

Total amortization expense related to definite-lived intangible assets for the three months ended June 30, 2014 and 2013 was $17.0 million and $17.4 million, respectively.  Total amortization expense related to definite-lived intangible assets for the six months ended June 30, 2014 and 2013 was $34.1 million and $36.0 million, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets.

(In thousands)
2015	$53,385
2016	43,442
2017	33,110
2018	24,665
2019	18,250

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments.

(In thousands)	Americas	International	Total
Balance as of December 31, 2012	$571,932	$290,316	$862,248
Impairment	-	(10,684)	(10,684)
Foreign currency	-	(974)	(974)
Dispositions	-	(456)	(456)
Balance as of December 31, 2013	571,932	$278,202	$850,134
Foreign currency	-	780	780
Balance as of June 30, 2014	$571,932	$278,982	$850,914

NOTE 3 – LONG-TERM DEBT

Long-term debt at June 30, 2014 and December 31, 2013, respectively, consisted of the following:

(In thousands)	June 30, 2014	December 31, 2013
Clear Channel Worldwide Holdings Senior Notes:
6.5% Series A Senior Notes Due 2022	$735,750	$735,750
6.5% Series B Senior Notes Due 2022	1,989,250	1,989,250
Clear Channel Worldwide Holdings Senior Subordinated Notes:
7.625% Series A Senior Subordinated Notes Due 2020	275,000	275,000
7.625% Series B Senior Subordinated Notes Due 2020	1,925,000	1,925,000
Senior revolving credit facility due 2018	-	-
Other debt	16,169	17,133
Original issue discount	(6,472)	(6,757)
Total debt	4,934,697	4,935,376
Less: current portion	15,062	15,999
Total long-term debt	$4,919,635	$4,919,377

The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.3 billion and $5.1 billion at June 30, 2014 and December 31, 2013, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 1.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4 – SUPPLEMENTAL DISCLOSURES

Income Tax Benefit (Expense)

The Company’s income tax benefit (expense) for the three and six months ended June 30, 2014 and 2013, respectively, consisted of the following components:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Current tax benefit (expense)	$19,563	$(18,550)	$(19,848)	$(36,579)
Deferred tax benefit	5,257	6,456	27,723	29,491
Income tax benefit (expense)	$24,820	$(12,094)	$7,875	$(7,088)

The effective tax rates for the three and six months ended June 30, 2014 were (70.3)% and 17.8%, respectively. The effective rates were primarily impacted by the Company’s inability to record tax benefits on tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years. In addition, the effective tax rates were impacted by the timing and mix of earnings in the various jurisdictions in which the Company operates.

The effective tax rates for the three and six months ended June 30, 2013 were 39.2% and (14.7)%, respectively.  The effective rates for the three and six months ended June 30, 2013 were primarily impacted by the Company’s inability to record tax benefits on tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years.

Supplemental Cash Flow Information

During the six months ended June 30, 2014 and 2013, cash paid for interest and income taxes, net of income tax refunds of $0.2 million and $1.2 million, respectively, was as follows:

(In thousands)	Six Months Ended June 30,
	2014	2013
Interest	$176,217	$174,401
Income taxes	16,823	24,712

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

Guarantees

As of June 30, 2014, the Company had $65.8 million in letters of credit outstanding, of which $0.2 million of letters of credit were cash secured. Additionally, as of June 30, 2014, Clear Channel Communications had outstanding commercial standby letters of credit and surety bonds of $1.5 million and $42.7 million, respectively, held on behalf of the Company.  These letters of credit and surety bonds relate to various operational matters, including insurance, bid and performance bonds, as well as other items. Letters of credit in the amount of $2.0 million are collateral in support of surety bonds and these amounts would only be drawn under the letter of credit in the event the associated surety bonds were funded and the Company did not honor its reimbursement obligation to the issuers.

In addition, as of June 30, 2014, the Company had outstanding bank guarantees of $59.5 million related to international subsidiaries, of which $15.8 million were backed by cash collateral.

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

Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications.  As a part of these services, the Company maintains collection bank accounts swept daily into accounts of Clear Channel Communications (after satisfying the funding requirements of the Trustee Accounts under the Clear Channel Worldwide Holdings, Inc. (“CCWH”) senior notes and the CCWH subordinated notes).  In return, Clear Channel Communications funds the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment.  The Company’s claim in relation to cash transferred from its concentration account is on an unsecured basis and is limited to the balance of the “Due from Clear Channel Communications” account.  At June 30, 2014 and December 31, 2013, the asset recorded in “Due from Clear Channel Communications” on the consolidated balance sheets was $950.2 million and $879.1 million, respectively.

The net interest income for the three months ended June 30, 2014 and 2013 was $15.2 million and $12.5 million, respectively.  The net interest income for the six months ended June 30, 2014 and 2013 was $29.9 million and $24.4 million, respectively.  At June 30, 2014 and December 31, 2013, the fixed interest rate on the “Due from Clear Channel Communications” account was 6.5%, which is equal to the fixed interest rate on the CCWH senior notes.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The Company provides advertising space on its billboards for radio stations owned by Clear Channel Communications.  For the three months ended June 30, 2014 and 2013, the Company recorded $1.1 million and $0.1 million, respectively, in revenue for these advertisements. For the six months ended June 30, 2014 and 2013, the Company recorded $2.1 million and $0.2 million, respectively, in revenue for these advertisements.

Under the Corporate Services Agreement between Clear Channel Communications and the Company, Clear Channel Communications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) certain executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services.  These services are charged to the Company based on actual direct costs incurred or allocated by Clear Channel Communications based on headcount, revenue or other factors on a pro rata basis.  For the three months ended June 30, 2014 and 2013, the Company recorded $7.1 million and $9.3 million, respectively, as a component of corporate expenses for these services.  For the six months ended June 30, 2014 and 2013, the Company recorded $16.3 million and $18.7 million, respectively, as a component of corporate expenses for these services.

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

Pursuant to the Employee Matters Agreement, the Company’s employees participate in Clear Channel Communications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan.  These costs are recorded as a component of selling, general and administrative expenses and were approximately $2.7 million and $2.7 million for the three months ended June 30, 2014 and 2013, respectively.  For the six months ended June 30, 2014 and 2013, the Company recorded approximately $5.3 million and $5.4 million, respectively, as a component of selling, general and administrative expenses for these services.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 7 – SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity.  The following table shows the changes in shareholders’ equity attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2014	$(41,938)	$202,046	$160,108
Net income (loss)	(45,833)	9,588	(36,245)
Dividends and other payments to noncontrolling interests	-	-	-
Foreign currency translation adjustments	(13,111)	(3,451)	(16,562)
Unrealized holding gain on marketable securities	679	-	679
Other adjustments to comprehensive loss	-	-	-
Other, net	4,991	(9,673)	(4,682)
Balances at June 30, 2014	$(95,212)	$198,510	$103,298

Balances at January 1, 2013	$198,155	$247,934	$446,089
Net income (loss)	(65,370)	9,951	(55,419)
Foreign currency translation adjustments	(38,306)	(6,830)	(45,136)
Unrealized holding gain on marketable securities	216	-	216
Other adjustments to comprehensive loss	(998)	-	(998)
Other, net	2,306	(8,835)	(6,529)
Balances at June 30, 2013	$96,003	$242,220	$338,223

On July 21, 2014, in accordance with the terms of its charter, a committee of the Company’s board of directors (1) provided notice of its intent to demand $175 million outstanding under the revolving promissory note with Clear Channel Communications on August 11, 2014 and (2) declared a special cash dividend in aggregate amount equal to $175 million, the payment of which is conditioned upon the satisfaction by Clear Channel Communications of such demand, payable on August 11, 2014 to the Company’s stockholders of record as of August 4, 2014.  Following satisfaction of the demand, the balance outstanding under the note will be reduced by $175 million.

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

The following table presents the Company’s reportable segment results for the three and six months ended June 30, 2014 and 2013:

(In thousands)			Corporate and other
	Americas	International	reconciling items	Consolidated
Three months ended June 30, 2014
Revenue	$319,147	$462,058	$-	$781,205
Direct operating expenses	139,734	273,410	-	413,144
Selling, general and administrative expenses	52,420	87,851	-	140,271
Corporate expenses	-	-	33,333	33,333
Depreciation and amortization	47,523	50,214	989	98,726
Other operating income, net	-	-	247	247
Operating income (loss)	$79,470	$50,583	$(34,075)	$95,978

Capital expenditures	$17,190	$36,269	$880	$54,339
Share-based compensation expense	$-	$-	$2,240	$2,240

Three months ended June 30, 2013
Revenue	$335,025	$431,846	$-	$766,871
Direct operating expenses	141,813	257,745	-	399,558
Selling, general and administrative expenses	55,121	77,899	-	133,020
Corporate expenses	-	-	33,892	33,892
Depreciation and amortization	47,041	49,930	595	97,566
Other operating income, net	-	-	3,697	3,697
Operating income (loss)	$91,050	$46,272	$(30,790)	$106,532

Capital expenditures	$16,756	$22,792	$1,116	$40,664
Share-based compensation expense	$-	$-	$2,334	$2,334

Six Months Ended June 30, 2014
Revenue	$587,904	$828,552	$-	$1,416,456
Direct operating expenses	273,022	521,635	-	794,657
Selling, general and administrative expenses	103,532	169,689	-	273,221
Corporate expenses	-	-	64,030	64,030
Depreciation and amortization	95,121	100,658	1,688	197,467
Other operating income, net	-	-	2,901	2,901
Operating income (loss)	$116,229	$36,570	$(62,817)	$89,982

Capital expenditures	$29,410	$61,355	$2,202	$92,967
Share-based compensation expense	$-	$-	$4,250	$4,250

Six Months Ended June 30, 2013
Revenue	$621,486	$795,595	$-	$1,417,081
Direct operating expenses	278,704	507,045	-	785,749
Selling, general and administrative expenses	109,493	163,088	-	272,581
Corporate expenses	-	-	61,716	61,716
Depreciation and amortization	95,726	100,923	1,244	197,893
Other operating income, net	-	-	5,800	5,800
Operating income (loss)	$137,563	$24,539	$(57,160)	$104,942

Capital expenditures	$29,651	$48,700	$1,754	$80,105
Share-based compensation expense	$-	$-	$3,995	$3,995

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

(In thousands)	As of June 30, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$35,121	$-	$7,203	$183,650	$-	$225,974
Accounts receivable, net of allowance	-	-	216,108	525,574	-	741,682
Intercompany receivables	-	189,985	1,604,536	-	(1,794,521)	-
Prepaid expenses	1,327	-	63,297	78,276	-	142,900
Other current assets	65	6,850	22,108	45,558	-	74,581
Total Current Assets	36,513	196,835	1,913,252	833,058	(1,794,521)	1,185,137
Structures, net	-	-	1,100,054	610,090	-	1,710,144
Other property, plant and equipment, net	-	-	161,635	136,138	-	297,773
Indefinite-lived intangibles	-	-	1,055,890	12,001	-	1,067,891
Other intangibles, net	-	-	335,459	120,547	-	456,006
Goodwill	-	-	571,932	278,982	-	850,914
Due from Clear Channel Communications	950,172	-	-	-	-	950,172
Intercompany notes receivable	182,026	4,996,551	-	-	(5,178,577)	-
Other assets	346,863	853,396	1,355,744	63,847	(2,468,093)	151,757
Total Assets	$1,515,574	$6,046,782	$6,493,966	$2,054,663	$(9,441,191)	$6,669,794

Accounts payable	$-	$-	$6,422	$63,487	$-	$69,909
Intercompany payable	1,601,604	-	189,985	2,932	(1,794,521)	-
Accrued expenses	534	(1,130)	94,029	441,100	-	534,533
Deferred income	-	-	61,388	90,468	-	151,856
Current portion of long-term debt	-	-	53	15,009	-	15,062
Total Current Liabilities	1,602,138	(1,130)	351,877	612,996	(1,794,521)	771,360
Long-term debt	-	4,918,528	1,107	-	-	4,919,635
Intercompany notes payable	-	-	5,034,451	144,126	(5,178,577)	-
Deferred tax liability	186	85	614,501	15,078	-	629,850
Other long-term liabilities	-	-	145,104	100,547	-	245,651
Total shareholders' equity	(86,750)	1,129,299	346,926	1,181,916	(2,468,093)	103,298
Total Liabilities and Shareholders' Equity	$1,515,574	$6,046,782	$6,493,966	$2,054,663	$(9,441,191)	$6,669,794

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	As of December 31, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$83,185	$-	$5,885	$225,475	$-	$314,545
Accounts receivable, net of allowance	-	-	207,753	502,776	-	710,529
Intercompany receivables	-	186,659	1,592,228	-	(1,778,887)	-
Prepaid expenses	1,390	-	72,006	71,625	-	145,021
Other current assets	3	6,850	20,333	41,147	-	68,333
Total Current Assets	84,578	193,509	1,898,205	841,023	(1,778,887)	1,238,428
Structures, net	-	-	1,142,094	623,416	-	1,765,510
Other property, plant and equipment, net	-	-	178,149	137,439	-	315,588
Indefinite-lived intangibles	-	-	1,055,728	12,055	-	1,067,783
Other intangibles, net	-	-	344,178	143,748	-	487,926
Goodwill	-	-	571,932	278,202	-	850,134
Due from Clear Channel Communications	879,108	-	-	-	-	879,108
Intercompany notes receivable	182,026	5,002,517	-	-	(5,184,543)	-
Other assets	408,083	871,363	1,373,504	61,626	(2,559,661)	154,915
Total Assets	$1,553,795	$6,067,389	$6,563,790	$2,097,509	$(9,523,091)	$6,759,392

Accounts payable	$-	$-	$11,742	$74,140	$-	$85,882
Intercompany payable	1,586,370	-	186,659	5,858	(1,778,887)	-
Accrued expenses	725	1,342	105,909	455,790	-	563,766
Deferred income	-	-	42,591	65,352	-	107,943
Current portion of long-term debt	-	-	47	15,952	-	15,999
Total Current Liabilities	1,587,095	1,342	346,948	617,092	(1,778,887)	773,590
Long-term debt	-	4,918,243	1,134	-	-	4,919,377
Intercompany notes payable	-	-	5,025,497	159,046	(5,184,543)	-
Deferred tax liability	175	85	638,141	17,749	-	656,150
Other long-term liabilities	-	-	143,925	106,242	-	250,167
Total shareholders' equity	(33,475)	1,147,719	408,145	1,197,380	(2,559,661)	160,108
Total Liabilities and Shareholders' Equity	$1,553,795	$6,067,389	$6,563,790	$2,097,509	$(9,523,091)	$6,759,392

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended June 30, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$295,190	$486,015	$-	$781,205
Operating expenses:
Direct operating expenses	-	-	123,377	289,767	-	413,144
Selling, general and administrative expenses	-	-	48,493	91,778	-	140,271
Corporate expenses	2,769	-	16,016	14,548	-	33,333
Depreciation and amortization	-	-	47,466	51,260	-	98,726
Other operating income (expense), net	(142)	-	814	(425)	-	247
Operating income (loss)	(2,911)	-	60,652	38,237	-	95,978
Interest (income) expense, net	(2)	88,069	430	(285)	-	88,212
Interest income on Due from Clear Channel Communications	15,227	-	-	-	-	15,227
Intercompany interest income	3,883	85,210	15,437	-	(104,530)	-
Intercompany interest expense	15,227	-	89,093	210	(104,530)	-
Loss on marketable securities	-	-	-	-	-	-
Equity in earnings (loss) of nonconsolidated affiliates	48,365	27,708	27,500	(33)	(103,213)	327
Other income (expense), net	2,074	-	(307)	10,216	-	11,983
Income (loss) before income taxes	51,413	24,849	13,759	48,495	(103,213)	35,303
Income tax benefit (expense)	(376)	898	34,607	(10,309)	-	24,820
Consolidated net income (loss)	51,037	25,747	48,366	38,186	(103,213)	60,123
Less amount attributable to noncontrolling interest	-	-	-	9,086	-	9,086
Net income (loss) attributable to the Company	$51,037	$25,747	$48,366	$29,100	$(103,213)	$51,037
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	1,084	(13,109)	-	(12,025)
Unrealized gain on marketable securities	-	-	-	(405)	-	(405)
Other adjustments to comprehensive income	-	-	-	-	-	-
Equity in subsidiary comprehensive income	(11,876)	(13,530)	(12,960)	-	38,366	-
Comprehensive income (loss)	39,161	12,217	36,490	15,586	(64,847)	38,607
Less amount attributable to noncontrolling interest	-	-	-	(554)	-	(554)
Comprehensive income (loss) attributable to the Company	$39,161	$12,217	$36,490	$16,140	$(64,847)	$39,161

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended June 30, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$311,421	$455,450	$-	$766,871
Operating expenses:
Direct operating expenses	-	-	126,759	272,799	-	399,558
Selling, general and administrative expenses	-	-	51,017	82,003	-	133,020
Corporate expenses	3,266	-	17,189	13,437	-	33,892
Depreciation and amortization	-	-	46,531	51,035	-	97,566
Other operating income (expense), net	(120)	-	2,777	1,040	-	3,697
Operating income (loss)	(3,386)	-	72,702	37,216	-	106,532
Interest (income) expense, net	(40)	88,066	356	(319)	-	88,063
Interest income on Due from Clear Channel Communications	12,496	-	-	-	-	12,496
Intercompany interest income	3,808	85,140	12,496	(37)	(101,407)	-
Intercompany interest expense	12,601	-	88,829	(23)	(101,407)	-
Equity in earnings (loss) of nonconsolidated affiliates	8,687	17,802	19,300	(293)	(45,327)	169
Other income (expense), net	-	-	(5,573)	5,263	-	(310)
Income (loss) before income taxes	9,044	14,876	9,740	42,491	(45,327)	30,824
Income tax benefit (expense)	(136)	1,953	(1,053)	(12,858)	-	(12,094)
Consolidated net income (loss)	8,908	16,829	8,687	29,633	(45,327)	18,730
Less amount attributable to noncontrolling interest	-	-	-	9,822	-	9,822
Net income (loss) attributable to the Company	$8,908	$16,829	$8,687	$19,811	$(45,327)	$8,908
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	283	-	(7,637)	(13,757)	-	(21,111)
Unrealized gain on marketable securities	-	-	-	241	-	241
Equity in subsidiary comprehensive income	(14,416)	(7,400)	(6,924)	-	28,740	-
Comprehensive income (loss)	(5,225)	9,429	(5,874)	6,295	(16,587)	(11,962)
Less amount attributable to noncontrolling interest	-	-	(145)	(6,592)	-	(6,737)
Comprehensive income (loss) attributable to the Company	$(5,225)	$9,429	$(5,729)	$12,887	$(16,587)	$(5,225)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$543,687	$872,769	$-	$1,416,456
Operating expenses:
Direct operating expenses	-	-	243,137	551,520	-	794,657
Selling, general and administrative expenses	-	-	96,131	177,090	-	273,221
Corporate expenses	6,054	-	32,729	25,247	-	64,030
Depreciation and amortization	-	-	94,544	102,923	-	197,467
Other operating income (expense), net	(270)	-	3,303	(132)	-	2,901
Operating income (loss)	(6,324)	-	80,449	15,857	-	89,982
Interest (income) expense, net	(7)	176,130	957	393	-	177,473
Interest income on Due from Clear Channel Communications	29,900	-	-	-	-	29,900
Intercompany interest income	7,743	170,425	30,337	-	(208,505)	-
Intercompany interest expense	29,900	-	178,168	437	(208,505)	-
Loss on marketable securities	-	-	-	-	-	-
Equity in earnings (loss) of nonconsolidated affiliates	(48,788)	(21)	(480)	(1,292)	50,172	(409)
Other income (expense), net	2,074	-	3,874	7,932	-	13,880
Income (loss) before income taxes	(45,288)	(5,726)	(64,945)	21,667	50,172	(44,120)
Income tax benefit (expense)	(545)	1,806	16,157	(9,543)	-	7,875
Consolidated net income (loss)	(45,833)	(3,920)	(48,788)	12,124	50,172	(36,245)
Less amount attributable to noncontrolling interest	-	-	-	9,588	-	9,588
Net income (loss) attributable to the Company	$(45,833)	$(3,920)	$(48,788)	$2,536	$50,172	$(45,833)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	21	2,012	(18,595)	-	(16,562)
Unrealized gain on marketable securities	-	-	-	679	-	679
Other adjustments to comprehensive loss	-	-	-	-	-	-
Equity in subsidiary comprehensive income (loss)	(12,432)	(14,521)	(14,444)	-	41,397	-
Comprehensive income (loss)	(58,265)	(18,420)	(61,220)	(15,380)	91,569	(61,716)
Less amount attributable to noncontrolling interest	-	-	-	(3,451)	-	(3,451)
Comprehensive income (loss) attributable to the Company	$(58,265)	$(18,420)	$(61,220)	$(11,929)	$91,569	$(58,265)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$576,584	$840,497	$-	$1,417,081
Operating expenses:
Direct operating expenses	-	-	249,255	536,494	-	785,749
Selling, general and administrative expenses	-	-	101,639	170,942	-	272,581
Corporate expenses	6,490	3	32,784	22,439	-	61,716
Depreciation and amortization	-	-	94,771	103,122	-	197,893
Other operating income (expense), net	(240)	-	5,023	1,017	-	5,800
Operating income (loss)	(6,730)	(3)	103,158	8,517	-	104,942
Interest (income) expense, net	(104)	176,108	624	(472)	-	176,156
Interest income on Due from Clear Channel Communications	24,416	-	-	-	-	24,416
Intercompany interest income	7,482	170,315	24,416	1	(202,214)	-
Intercompany interest expense	24,642	-	177,530	42	(202,214)	-
Equity in earnings (loss) of nonconsolidated affiliates	(65,764)	(13,118)	(11,576)	(1,278)	91,420	(316)
Other income (expense), net	-	-	(8,634)	7,417	-	(1,217)
Income (loss) before income taxes	(65,134)	(18,914)	(70,790)	15,087	91,420	(48,331)
Income tax benefit (expense)	(236)	3,030	5,026	(14,908)	-	(7,088)
Consolidated net income (loss)	(65,370)	(15,884)	(65,764)	179	91,420	(55,419)
Less amount attributable to noncontrolling interest	-	-	-	9,951	-	9,951
Net income (loss) attributable to the Company	$(65,370)	$(15,884)	$(65,764)	$(9,772)	$91,420	$(65,370)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(31)	(11)	(5,700)	(39,394)	-	(45,136)
Unrealized gain on marketable securities	-	-	-	216	-	216
Other adjustments to comprehensive income (loss)	-	-	-	(998)	-	(998)
Equity in subsidiary comprehensive income (loss)	(39,057)	(33,390)	(33,357)	-	105,804	-
Comprehensive income (loss)	(104,458)	(49,285)	(104,821)	(49,948)	197,224	(111,288)
Less amount attributable to noncontrolling interest	-	-	-	(6,830)	-	(6,830)
Comprehensive income (loss) attributable to the Company	$(104,458)	$(49,285)	$(104,821)	$(43,118)	$197,224	$(104,458)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(45,833)	$(3,920)	$(48,788)	$12,124	$50,172	$(36,245)
Reconciling items:
Depreciation and amortization	-	-	94,544	102,923	-	197,467
Deferred taxes	11	-	(24,520)	(3,214)	-	(27,723)
Provision for doubtful accounts	-	-	1,485	2,658	-	4,143
Share-based compensation	-	-	2,738	1,512	-	4,250
(Gain) loss on sale of operating assets	270	-	(3,303)	132	-	(2,901)
Amortization of deferred financing charges and note discounts, net	-	3,709	616	-	-	4,325
Other reconciling items, net	48,788	21	432	(13,281)	(50,172)	(14,212)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	-	-	(11,199)	(22,658)	-	(33,857)
Increase in deferred income	-	-	18,823	24,454	-	43,277
Increase (decrease) in accrued expenses	(191)	(2,473)	(11,880)	(15,527)	-	(30,071)
Decrease in accounts payable	-	21	(5,339)	(13,177)	-	(18,495)
Changes in other operating assets and liabilities	(270)	-	9,027	(18,189)	-	(9,432)
Net cash provided by (used for) operating activities	2,775	(2,642)	22,636	57,757	-	80,526
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(29,771)	(63,196)	-	(92,967)
Purchases of other operating assets	-	-	(369)	194	-	(175)
Proceeds from disposal of assets	-	-	6,267	621	-	6,888
Decrease in Intercompany notes receivable, net	-	-	-	-	-	-
Dividends from subsidiaries	-	-	-	-	-	-
Change in other, net	-	15,230	(10)	(1,295)	(15,230)	(1,305)
Net cash provided by (used for) investing activities	-	15,230	(23,883)	(63,676)	(15,230)	(87,559)
Cash flows from financing activities:
Draws on credit facilities	-	-	-	820	-	820
Payments on credit facilities	-	-	-	(1,675)	-	(1,675)
Proceeds from long-term debt	-	-	-	-	-	-
Payments on long-term debt	-	-	(23)	-	-	(23)
Payments to repurchase noncontrolling interests	-	-	-	-	-	-
Decrease in intercompany notes payable, net	-	-	-	(15,230)	15,230	-
Net transfers to Clear Channel Communications	(71,045)	-	-	-	-	(71,045)
Intercompany funding	19,508	(12,588)	2,591	(9,511)	-	-
Dividends and other payments to noncontrolling interests	-	-	-	(9,673)	-	(9,673)
Change in other, net	698	-	(3)	-	-	695
Net cash used for financing activities	(50,839)	(12,588)	2,565	(35,269)	15,230	(80,901)
Effect of exchange rate changes on cash	-	-	-	(637)	-	(637)
Net increase (decrease) in cash and cash equivalents	(48,064)	-	1,318	(41,825)	-	(88,571)
Cash and cash equivalents at beginning of period	83,185	-	5,885	225,475	-	314,545
Cash and cash equivalents at end of period	$35,121	$-	$7,203	$183,650	$-	$225,974

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(65,370)	$(15,884)	$(65,764)	$179	$91,420	$(55,419)
Reconciling items:
Depreciation and amortization	-	-	94,771	103,122	-	197,893
Deferred taxes	-	-	(19,690)	(9,801)	-	(29,491)
Provision for doubtful accounts	-	-	2,004	1,455	-	3,459
Share-based compensation	-	-	2,435	1,560	-	3,995
(Gain) loss on sale of operating assets	240	-	(5,023)	(1,017)	-	(5,800)
Amortization of deferred financing charges and note discounts, net	-	3,691	570	-	-	4,261
Other reconciling items, net	65,764	13,118	12,849	925	(91,420)	1,236
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	-	-	30,165	3,034	-	33,199
Increase (decrease) in deferred income	-	-	(6,813)	20,276	-	13,463
Increase (decrease) in accrued expenses	(260)	72,042	(69,166)	(46,015)	-	(43,399)
Decrease in accounts payable	-	(11)	(10,369)	(17,664)	4,793	(23,251)
Changes in other operating assets and liabilities	554	-	2,784	391	-	3,729
Net cash provided by (used for) operating activities	928	72,956	(31,247)	56,445	4,793	103,875
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(31,201)	(48,904)	-	(80,105)
Purchases of businesses and other operating assets	-	-	(480)	-	-	(480)
Proceeds from disposal of assets	-	-	4,782	4,804	-	9,586
Decrease in intercompany notes receivable, net	-	15,559	-	-	(15,559)	-
Dividends from subsidiaries	1,153	-	-	-	(1,153)	-
Change in other, net	-	-	-	(585)	-	(585)
Net cash provided by (used for) investing activities	1,153	15,559	(26,899)	(44,685)	(16,712)	(71,584)
Cash flows from financing activities:
Draws on credit facilities	-	-	-	637	-	637
Payments on credit facilities	-	-	-	(1,344)	-	(1,344)
Payments on long-term debt	-	-	(64)	(4,724)	-	(4,788)
Payments to repurchase noncontrolling interests	-	-	-	(61,143)	-	(61,143)
Decrease in intercompany notes payable, net	-	-	-	(15,559)	15,559	-
Net transfers to Clear Channel Communications	(121,662)	-	-	-	-	(121,662)
Intercompany funding	44,872	(88,515)	59,445	(15,802)	-	-
Dividends and other payments to noncontrolling interests	-	-	-	(5,629)	1,153	(4,476)
Change in other, net	878	-	152	-	-	1,030
Net cash provided by (used for) financing activities	(75,912)	(88,515)	59,533	(103,564)	16,712	(191,746)
Effect of exchange rate changes on cash	-	-	(1)	(3,818)	-	(3,819)
Net increase (decrease) in cash and cash equivalents	(73,831)	-	1,386	(95,622)	4,793	(163,274)
Cash and cash equivalents at beginning of period	207,411	-	-	359,361	(4,793)	561,979
Cash and cash equivalents at end of period	$133,580	$-	$1,386	$263,739	$-	$398,705

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Format of Presentation

Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes.  Our discussion is presented on both a consolidated and segment basis.  All references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.  Our reportable segments are Americas outdoor advertising (“Americas”) and International outdoor advertising (“International”).  Our Americas and International segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types. Certain period amounts have been reclassified to conform to the 2014 presentation.

We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Other operating income (expense), net, Interest expense, Interest income on Due from Clear Channel Communications, Equity in earnings (loss) of nonconsolidated affiliates, Other income, net and Income tax benefit (expense) are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

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

Executive Summary

The key developments in our business for the three months ended June 30, 2014 are summarized below:

•         Consolidated revenue increased $14.3 million including an increase of $10.5 million from movements in foreign exchange during the three months ended June 30, 2014 compared to the same period of 2013.  Excluding foreign exchange impacts, consolidated revenue increased $3.8 million over the comparable three-month period of 2013.

•         Americas revenue decreased $15.9 million including a decrease of $0.8 million from movements in foreign exchange during the three months ended June 30, 2014 compared to the same period of 2013.  Excluding foreign exchange impacts, revenue decreased $15.1 million over the comparable three-month period of 2013 primarily driven by lower spending by national accounts and lower airport revenues.

•         International revenue increased $30.2 million including an increase of $11.3 million from movements in foreign exchange during the three months ended June 30, 2014 compared to the same period of 2013.  Excluding foreign exchange impacts, revenue increased $18.9 million over the comparable three-month period of 2013 primarily driven by growth from new contracts in western Europe and growth in emerging markets.

•         During the second quarter of 2014, we spent $8.9 million on strategic revenue and efficiency initiatives to realign and improve our on-going business operations—an increase of $1.3 million compared to the second quarter of 2013.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of our results of operations for the three and six months ended June 30, 2014 to the three and six months ended June 30, 2013 is as follows:

(In thousands)	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2014	2013	Change	2014	2013	Change
Revenue	$781,205	$766,871	1.9%	$1,416,456	$1,417,081	(0.0%)
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	413,144	399,558	3.4%	794,657	785,749	1.1%
Selling, general and administrative expenses (excludes depreciation and amortization)	140,271	133,020	5.5%	273,221	272,581	0.2%
Corporate expenses (excludes depreciation and amortization)	33,333	33,892	(1.6%)	64,030	61,716	3.7%
Depreciation and amortization	98,726	97,566	1.2%	197,467	197,893	(0.2%)
Other operating income, net	247	3,697	(93.3%)	2,901	5,800	(50.0%)
Operating income	95,978	106,532	(9.9%)	89,982	104,942	(14.3%)
Interest expense	88,212	88,063		177,473	176,156
Interest income on Due from Clear Channel Communications	15,227	12,496		29,900	24,416
Equity in earnings (loss) of nonconsolidated affiliates	327	169		(409)	(316)
Other income (expense), net	11,983	(310)		13,880	(1,217)
Income (loss) before income taxes	35,303	30,824		(44,120)	(48,331)
Income tax expense (benefit)	24,820	(12,094)		7,875	(7,088)
Consolidated net income (loss)	60,123	18,730		(36,245)	(55,419)
Less amount attributable to noncontrolling interest	9,086	9,822		9,588	9,951
Net income (loss) attributable to the Company	$51,037	$8,908		$(45,833)	$(65,370)

Consolidated Revenue

Our consolidated revenue during the second quarter of 2014 increased $14.3 million including an increase of $10.5 million from movements in foreign exchange compared to the same period of 2013.  Excluding the impact of foreign exchange movements, consolidated revenue increased $3.8 million.  Americas revenue decreased $15.9 million including negative movements in foreign exchange of $0.8 million compared to the same period of 2013.  Excluding the impact of foreign exchange movements, Americas revenue decreased $15.1 million primarily driven by lower spending by national accounts and the nonrenewal of certain airport contracts. Our International revenue increased $30.2 million including positive movements in foreign exchange of $11.3 million compared to the same period of 2013. Excluding the impact of foreign exchange movements, International revenue increased $18.9 million primarily driven by growth from new contracts in western Europe and growth in emerging markets.

Our consolidated revenue decreased $0.6 million including an increase of $11.0 million from movements in foreign exchange during the first six months of 2014 compared to the same period of 2013. Excluding the impact of foreign exchange movements, consolidated revenue decreased $11.6 million.  Americas revenue decreased $33.6 million including negative movements in foreign exchange of $1.8 million compared to the same period of 2013.  Excluding the impact of foreign exchange movements, Americas revenue decreased $31.8 million primarily driven by lower revenues in our Los Angeles market as a result of the impact of litigation, and lower revenues generated by national accounts and the nonrenewal of certain airport contracts. Our International revenue increased $33.0 million including positive movements in foreign exchange of $12.7 million compared to the same period of 2013.

Excluding the impact of foreign exchange movements, International revenue increased $20.3 million primarily driven by growth resulting from new contracts and from growth in emerging markets, partially offset by declines in certain countries.

Consolidated Direct Operating Expenses

Consolidated direct operating expenses during the second quarter of 2014 increased $13.6 million including an increase of $6.7 million from movements in foreign exchange compared to the same period of 2013.  Excluding the impact of foreign exchange movements, consolidated direct operating expenses increased $6.9 million.  Direct operating expenses in our Americas segment decreased $2.1 million including a decrease of $0.6 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, direct operating expenses in our Americas segment decreased $1.5 million, primarily due to lower variable site lease expenses resulting from lower revenues. Direct operating expenses in our International segment increased $15.7 million including an increase of $7.3 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, direct operating expenses in our International segment increased $8.4 million along with increased revenues primarily as a result of variable costs associated with new contracts.

Consolidated direct operating expenses during the first six months of 2014 increased $8.9 million including an increase of $7.1 million from movements in foreign exchange compared to the same period of 2013.  Excluding the impact of foreign exchange movements, consolidated direct operating expenses increased $1.8 million.  Direct operating expenses in our Americas segment decreased $5.7 million including a decrease of $1.4 million from movements in foreign exchange compared to the same period of 2013.  Excluding the impact of foreign exchange movements, direct operating expenses in our Americas segment decreased $4.3 million, primarily due to lower variable site lease expenses related to the decrease in digital and traditional revenues, as well as lower site lease expense resulting from the nonrenewal of certain airport contracts. Direct operating expenses in our International segment increased $14.6 million including an increase of $8.5 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, direct operating expenses in our International segment increased $6.1 million primarily as a result of variable costs associated with new contracts.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

Consolidated SG&A expenses during the second quarter of 2014 increased $7.3 million including an increase of $2.1 million from movements in foreign exchange compared to the same period of 2013.  Excluding the impact of foreign exchange movements, consolidated SG&A expenses increased $5.2 million. SG&A expenses decreased $2.7 million in our Americas segment including a decrease of $0.1 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, Americas SG&A expenses decreased $2.6 million primarily due to lower commission expense in connection with lower revenues and lower legal costs related to the Los Angeles litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q. Our International SG&A expenses increased $10.0 million including an increase of $2.2 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, SG&A expenses in our International segment increased $7.8 million compared to the same period of 2013 primarily due to higher compensation related to higher revenues and litigation expenses.

Consolidated SG&A expenses during the first six months of 2014 increased $0.6 million including an increase of $1.5 million from movements in foreign exchange compared to the same period of 2013.  Excluding the impact of foreign exchange movements, consolidated SG&A expenses decreased $0.9 million.  SG&A expenses decreased $6.0 million in our Americas segment including a decrease of $0.2 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, SG&A expenses in our Americas segment decreased $5.8 million primarily due to lower commission expense in connection with lower revenues and lower legal costs related to the Los Angeles litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q. Our International SG&A expenses increased $6.6 million including a $1.7 million increase due to the effects of movements in foreign exchange compared to the same period of 2013.  Excluding the impact of foreign exchange movements, SG&A expenses in our International segment increased $4.9 million primarily due to higher compensation in connection with higher revenues, as well as higher litigation expenses.

Corporate Expenses

Corporate expenses decreased $0.6 million during the second quarter of 2014 compared to the same period of 2013. Corporate expenses increased $2.3 million during the first six months of 2014 compared to the same period of 2013 primarily due to higher compensation expense.

Revenue and Efficiency Initiatives

Included in the amounts for direct operating expenses, SG&A and corporate expenses discussed above are expenses of $8.9 million and $13.1 million incurred in connection with our strategic revenue and efficiency initiatives during the three and six months ended June 30, 2014, respectively.  The costs were incurred to improve revenue growth, enhance yield, reduce costs, and organize each business to maximize performance and profitability.  These costs consist primarily of consolidation of locations and positions, severance related to workforce initiatives, consulting expenses, and other costs incurred in connection with improving our businesses.  These costs are expected to provide benefits in future periods as the initiative results are realized.

Of these costs during the second quarter of 2014, $0.9 million are reported within direct operating expenses, $2.0 million are reported within SG&A and $6.0 million are reported within corporate expense.  In the second quarter of 2013, such costs totaled $1.9 million, $1.4 million and $4.4 million, respectively. Of these costs during the six months ended June 30, 2014, $2.1 million are reported within direct operating expenses, $3.2 million are reported within SG&A and $7.7 million are reported within corporate expense compared to $4.4 million, $5.5 million and $4.5 million, respectively, in the same period of 2013.

Depreciation and Amortization

Depreciation and amortization increased $1.2 million and decreased $0.4 million during the three and six months ended June 30, 2014, respectively, compared to the same periods of 2013. The increase during the three months ended June 30, 2014 was primarily due to increased depreciation in our Americas segment related to depreciation of digital bulletins. The decrease for the first six months of 2014 is primarily due to lower accelerated depreciation as a result of disposals made in that period compared to the same period of 2013.

Other Operating Income, Net

Other operating income of $0.2 million and $2.9 million for the second quarter and first six months of 2014, respectively, primarily related to the proceeds from the disposal of operating and fixed assets.

Other operating income of $3.7 million and $5.8 million for the second quarter and first six months of 2013, respectively, primarily related to the proceeds from the disposal of operating and fixed assets.

Interest Income on Due From Clear Channel Communications

Interest income increased $2.7 million and $5.5 million during the three and six months ended June 30, 2014, respectively, compared to the same periods of 2013 due to the higher outstanding balance of the Due from Clear Channel Communications account.

Income Tax Benefit (Expense)

Our operations are included in a consolidated income tax return filed by CC Media Holdings, Inc. (“CC Media Holdings”).  However, for our financial statements, our provision for income taxes was computed as if we file separate consolidated Federal income tax returns with our subsidiaries.

The effective tax rates for the three and six months ended June 30, 2014 were (70.3)% and 17.8%, respectively. The effective rates were primarily impacted by our inability to record tax benefits on tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years. In addition, the effective tax rates were impacted by the timing and mix of earnings in the various jurisdictions in which we operate.

Our effective tax rates for the three and six months ended June 30, 2013 were 39.2% and (14.7)%, respectively. The effective rates for the three and six months ended June 30, 2013 were primarily impacted by our inability to record tax benefits on tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future periods.

Americas Results of Operations

Our Americas operating results were as follows:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2014	2013	Change	2014	2013	Change
Revenue	$319,147	$335,025	(5%)	$587,904	$621,486	(5%)
Direct operating expenses	139,734	141,813	(1%)	273,022	278,704	(2%)
SG&A expenses	52,420	55,121	(5%)	103,532	109,493	(5%)
Depreciation and amortization	47,523	47,041	1%	95,121	95,726	(1%)
Operating income	$79,470	$91,050	(13%)	$116,229	$137,563	(16%)

Three Months

Our Americas revenue decreased $15.9 million including negative movements in foreign exchange of $0.8 million during the second quarter of 2014 compared to the same period of 2013. Excluding the impact of foreign exchange movements, Americas revenue decreased $15.1 million primarily driven by lower national account revenues, the nonrenewal of certain airport contracts, and lower revenues in our Los Angeles market as a result of the impact of litigation as discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q. Lower spending by national accounts negatively impacted rates for our billboards and posters.

Direct operating expenses decreased $2.1 million including a decrease of $0.6 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, direct operating expenses in our Americas segment decreased $1.5 million primarily due to lower variable site lease expenses resulting from lower revenues and also from lower site lease expense due to the nonrenewal of certain airport contracts. SG&A expenses decreased $2.7 million including a decrease of $0.1 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, SG&A expenses in our Americas segment decreased $2.6 million primarily due to lower commission expense in connection with lower revenues, as well as lower legal expenses related to the Los Angeles litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q.

Six Months

Our Americas revenue decreased $33.6 million including negative movements in foreign exchange of $1.8 million during the six months ended June 30, 2014 compared to the same period of 2013.  Excluding the impact of foreign exchange movements, Americas revenue decreased $31.8 million driven primarily by lower revenues in our Los Angeles market as a result of the impact of litigation as discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q, as well as lower spending by national accounts and the nonrenewal of certain airport contracts.

Direct operating expenses decreased $5.7 million including a decrease of $1.4 million from movements in foreign exchange compared to the same period of 2013.  Excluding the impact of foreign exchange movements, direct operating expenses in our Americas segment decreased $4.3 million primarily due to reduced variable site lease expenses related to our digital and traditional billboards and posters resulting from lower revenue and lower site lease expense resulting from the nonrenewal of certain airport contracts. SG&A expenses decreased $6.0 million including a decrease of $0.2 million from movements in foreign exchange compared to the same period of 2013.  Excluding the impact of foreign exchange movements, SG&A expenses in our Americas segment decreased $5.8 million primarily due to lower commission expense in connection with lower revenues and lower legal costs related to the Los Angeles litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q.

International Results of Operations

Our International operating results were as follows:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2014	2013	Change	2014	2013	Change
Revenue	$462,058	$431,846	7%	$828,552	$795,595	4%
Direct operating expenses	273,410	257,745	6%	521,635	507,045	3%
SG&A expenses	87,851	77,899	13%	169,689	163,088	4%
Depreciation and amortization	50,214	49,930	1%	100,658	100,923	(0%)
Operating income	$50,583	$46,272	9%	$36,570	$24,539	49%

Three Months

International revenue increased $30.2 million during the second quarter of 2014 compared to the same period of 2013, including an increase of $11.3 million from movements in foreign exchange. Excluding the impact of foreign exchange movements, revenues increased $18.9 million. The increase was primarily driven by revenue growth in western Europe including Italy, due to a new airport contract in Rome, as well as other countries such as Sweden, France and the UK. Revenue in emerging markets also increased, including in Brazil where revenue growth was driven by digital advertising and the FIFA World Cup, and in China as a result of new contracts.

Direct operating expenses increased $15.7 million including an increase of $7.3 million from movements in foreign exchange during the second quarter of 2014. Excluding the impact of movements in foreign exchange, direct operating expenses increased $8.4 million primarily driven by costs related to new contracts, including the Rome airport contract. SG&A expenses increased $10.0 million including an increase of $2.2 million from movements in foreign exchange during the second quarter of 2014. Excluding the impact of movements in foreign exchange, SG&A expenses increased $7.8 million primarily due to higher compensation related to higher revenues, as well as higher legal expenses.

Six Months

International revenue increased $33.0 million during the six months ended June 30, 2014 compared to the same period of 2013, including an increase of $12.7 million from movements in foreign exchange. Excluding the impact of foreign exchange movements, revenues increased $20.3 million. The increase was primarily driven by revenue growth in western Europe including Italy, due to a new airport contract in Rome, as well as the UK, France and other countries. Revenue in emerging markets including China and Brazil also increased due to new contracts and in connection with the FIFA World Cup.

Direct operating expenses increased $14.6 million including an increase of $8.5 million from movements in foreign exchange during the first six months of 2014.  Excluding the impact of movements in foreign exchange, direct operating expenses increased $6.1 million, resulting from variable costs related to new contracts, including the Rome airport in Italy, and new contracts in France and China. SG&A expenses increased $6.6 million including an increase of $1.7 million from movements in foreign exchange during the first six months of 2014. Excluding the impact of movements in foreign exchange, SG&A expenses increased $4.9 million primarily due to compensation related to higher revenue, as well as higher legal expenses.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Americas	$79,470	$91,050	$116,229	$137,563
International	50,583	46,272	36,570	24,539
Corporate expenses (1)	(34,322)	(34,487)	(65,718)	(62,960)
Other operating income, net	247	3,697	2,901	5,800
Consolidated operating income	$95,978	$106,532	$89,982	$104,942

(1)        Corporate expenses include expenses related to Americas and International as well as overall executive, administrative and support functions.

Share-Based Compensation Expense

Share-based compensation payments are recorded in corporate expenses and were $2.2 million and $2.3 million for the three months ended June 30, 2014 and 2013, respectively, and $4.2 million and $4.0 million for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, there was $21.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of June 30, 2014, there was $0.6 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following discussion highlights our cash flow activities during the six months ended June 30, 2014 and 2013.

(In thousands)	Six Months Ended June 30,
	2014	2013
Cash provided by (used for):
Operating activities	$80,526	$103,875
Investing activities	(87,559)	(71,584)
Financing activities	(80,901)	(191,746)

Operating Activities

Our consolidated net loss, adjusted for $165.3 million of non-cash items, resulted in positive cash flows of $129.1 million during the six months ended June 30, 2014.  Our consolidated net loss, adjusted for $175.6 million of non-cash items, provided positive cash flows of $120.1 million during the six months ended June 30, 2013.  Cash provided by operating activities during the six months ended June 30, 2014 was $80.5 million compared to $103.9 million during the six months ended June 30, 2013. The decrease in cash provided by operating activities was driven primarily by an increase in accounts receivable.

Non-cash items affecting our net loss include depreciation and amortization, deferred taxes, provision for doubtful accounts, share-based compensation, gain on disposal of operating assets, amortization of deferred financing charges and note discounts, net and other reconciling items, net as presented on the face of the consolidated statement of cash flows.

Investing Activities

Cash used for investing activities of $87.6 million during the six months ended June 30, 2014 reflected capital expenditures of $93.0 million.  We spent $29.4 million in our Americas segment primarily related to the construction of new advertising structures such as digital displays, $61.4 million in our International segment primarily related to billboard and street furniture advertising structures and $2.2 million by Corporate. Partially offsetting cash used for investing activities were proceeds from sales of operating and fixed assets.

Cash used for investing activities of $71.6 million during the six months ended June 30, 2013 primarily reflected capital expenditures of $80.1 million.  We spent $29.6 million in our Americas segment primarily related to the construction of new advertising structures such as digital displays, $48.7 million in our International segment primarily related to billboard and street furniture, and the renewal of existing contracts, and $1.8 million by Corporate.  Partially offsetting cash used for investing activities were proceeds from sales of operating and fixed assets.

Financing Activities

Cash used for financing activities of $80.9 million for the six months ended June 30, 2014 primarily reflected net transfers of $71.0 million in cash to Clear Channel Communications, which represents the activity in the “Due from Clear Channel Communications” account.  Other cash used for financing activities included payments to noncontrolling interests of $9.7 million.

Cash used for financing activities of $191.7 million for the six months ended June 30, 2013 primarily reflected net transfers of $121.7 million in cash to Clear Channel Communications, which represents the activity in the “Due from Clear Channel

Communications” account.  Other cash used for financing activities included payments to repurchase noncontrolling interests of $61.1 million.

Anticipated Cash Requirements

Our primary source of liquidity is cash on hand, cash flow from operations, senior revolving credit facility and the revolving promissory note with Clear Channel Communications.  Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations, any available borrowing capacity under the senior revolving credit facility and borrowing capacity under or repayment of amounts outstanding under the revolving promissory note with Clear Channel Communications will enable us to meet our working capital, capital expenditure, debt service and other funding requirements, including the debt service on the CCWH Senior Notes and the CCWH Subordinated Notes and dividends, for at least the next 12 months.  In addition, we were in compliance with the covenants contained in our material financing agreements as of June 30, 2014.  We believe our long-term plans, which include promoting outdoor media spending and capitalizing on our diverse geographic and product opportunities, including the continued deployment of digital displays, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements long term.  However, our anticipated results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants.  In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. At June 30, 2014, we had $226.0 million of cash on our balance sheet, with $183.6 million in consolidated cash balances held outside the U.S. by our subsidiaries, all of which is readily convertible into other foreign currencies including the U.S. dollar.  We disclose in Item 8 of our Form 10-K within Note 1, Summary of Significant Accounting Policies, that our policy is to permanently reinvest the earnings of our non-U.S. subsidiaries as these earnings are generally redeployed in those jurisdictions for operating needs and continued functioning of their businesses.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant current and historic deficits in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.

As described in “Promissory Notes with Clear Channel Communications” below, our board of directors has established a committee for the specific purpose monitoring the revolving promissory note with Clear Channel Communications.  On July 21, 2014, in accordance with the terms of its charter, the committee (i) provided notice of its intent to demand $175 million outstanding under the note on August 11, 2014 and (ii) declared a special cash dividend in aggregate amount equal to $175 million, the payment of which is conditioned upon the satisfaction by Clear Channel Communications of such demand, payable on August 11, 2014 to our stockholders of record as of August 4, 2014.  Following satisfaction of the demand, the balance outstanding under the note will be reduced by $175 million.  As of June 30, 2014, the outstanding balance of the note was $950.2 million.

Furthermore, in its Quarterly Report on Form 10-Q filed with the SEC on July 23, 2014, Clear Channel Communications stated that it was in compliance with the covenants contained in its material financing agreements as of June 30, 2014.  Clear Channel Communications similarly stated in such Quarterly Report that its anticipated results are also subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants.  Moreover, Clear Channel Communications stated in such Quarterly Report that its ability to comply with the covenants in its material financing agreements may be affected by events beyond its control, including prevailing economic, financial and industry conditions.  As discussed therein, the breach of any covenants set forth in Clear Channel Communications’ financing agreements would result in a default thereunder, and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, as discussed therein, the lenders under the receivables-based credit facility under Clear Channel Communications’ senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. In addition, Clear Channel Communications stated in such Quarterly Report that if Clear Channel Communications is unable to repay its obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility.  Finally, Clear Channel Communications stated in such Quarterly Report that a default or acceleration under any of its material financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.  If Clear Channel Communications were to become insolvent, we would be an unsecured creditor of Clear Channel Communications.  In such event, we would be treated the same as other unsecured creditors of Clear Channel Communications and, if we were not entitled to the cash previously transferred to Clear Channel Communications, or could not obtain such cash on a timely basis, we could experience a liquidity shortfall.

For so long as Clear Channel Communications maintains significant control over us, a deterioration in the financial condition of Clear Channel Communications could have the effect of increasing our borrowing costs or impairing our access to capital markets.  As of June 30, 2014, Clear Channel Communications had $798.4 million recorded as “Cash and cash equivalents” on its consolidated balance sheets, of which $226.0 million was held by us and our subsidiaries.

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

Sources of Capital

As of June 30, 2014 and December 31, 2013, we had the following debt outstanding, cash and cash equivalents and amounts due from Clear Channel Communications:

(In millions)	June 30, 2014	December 31, 2013
Clear Channel Worldwide Holdings Senior Notes due 2022	$2,725.0	$2,725.0
Clear Channel Worldwide Holdings Senior Subordinated Notes due 2020	2,200.0	2,200.0
Other debt	16.2	17.1
Original issue discount	(6.5)	(6.7)
Total debt	4,934.7	4,935.4
Less: Cash and cash equivalents	226.0	314.5
Less: Due from Clear Channel Communications	950.2	879.1
	$3,758.5	$3,741.8

We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities.  Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Promissory Notes with Clear Channel Communications

We maintain accounts that represent net amounts due to or from Clear Channel Communications, which is recorded as “Due from/to Clear Channel Communications” on our consolidated balance sheets.  The accounts represent our revolving promissory note issued by us to Clear Channel Communications and the revolving promissory note issued by Clear Channel Communications to us (the “Due from CCU Note”), in each case in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances.  The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand or when they mature on December 15, 2017.  Included in the accounts are the net activities resulting from day-to-day cash management services provided by Clear Channel Communications.  Such day-to-day cash management services relate only to our cash activities and balances in the U.S. and exclude any cash activities and balances of our non-U.S. subsidiaries.  At June 30, 2014 and December 31, 2013, the asset recorded in “Due from Clear Channel Communications” on our consolidated balance sheet was $950.2 million and $879.1 million, respectively.  At June 30, 2014, we had no borrowings under the cash management note to Clear Channel Communications.

The Due from CCU Note previously was the subject of litigation.  Pursuant to the terms of the settlement of that litigation, our board of directors established a committee for the specific purpose of monitoring the Due from CCU Note.  That committee has the non-exclusive authority, pursuant to the terms of its charter, to demand payments under the Due from CCU Note under certain specified circumstances tied to Clear Channel Communications’ liquidity or the amount outstanding under the Due from CCU Note as long as we make a simultaneous dividend equal to the amount so demanded.  On July 21, 2014, in accordance with the terms of its charter, the committee (i) provided notice of its intent to demand $175 million outstanding under the Due from CCU Note on August 11, 2014 and (ii) declared a special cash dividend in aggregate amount equal to $175 million, the payment of which is conditioned upon the satisfaction by Clear Channel Communications of such demand, payable on August 11, 2014 to our stockholders of record as of August 4, 2014.  Following satisfaction of the demand, the balance outstanding under the Due from CCU Note will be reduced by $175 million.

The net interest income for the six months ended June 30, 2014 and 2013 was $29.9 million and $24.4 million, respectively.  At June 30, 2014 and December 31, 2013, the fixed interest rate on the Due from CCU Note was 6.5%, which is equal to the fixed interest rate on the CCWH senior notes. On October 23, 2013, in accordance with the terms of the settlement of derivative litigation previously filed by our stockholders, the interest rate on the Due from CCU Note was amended such that if the outstanding balance on the Due from CCU Note exceeds $1.0 billion and under certain other circumstances tied to Clear Channel Communications’ liquidity, the rate will be variable but will in no event be less than 6.5% nor greater than 20%.

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

Clear Channel Worldwide Holdings Senior Notes

As of June 30, 2014, CCWH senior notes represented $2.7 billion aggregate principal amount of indebtedness outstanding, which consisted of $735.75 million aggregate principal amount of 6.5% Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and $1,989.25 million aggregate principal amount of 6.5% Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes” and, together with the Series A CCWH Senior Notes, the “CCWH Senior Notes”). The CCWH Senior Notes are guaranteed by us, Clear Channel Outdoor, Inc. (“CCOI”) and certain of our direct and indirect subsidiaries.

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

Consolidated leverage ratio, defined as total debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 6.5:1 at June 30, 2014, and senior leverage ratio, defined as senior debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 3.6:1 at June 30, 2014. As required by the definition of EBITDA in the CCWH Senior Notes indentures, our EBITDA for the preceding four quarters of $762.9 million is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense), net, plus share-based compensation, and is further adjusted for the following: (i) costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses; (iii) non-cash charges; and (iv) various other items.

The following table reflects a reconciliation of EBITDA (as defined by the CCWH Senior Notes indentures) to operating income and net cash provided by operating activities for the four quarters ended June 30, 2014:

Four Quarters Ended
(In Millions)	June 30, 2014
EBITDA (as defined by the CCWH Senior Notes indentures)	$762.9
Less adjustments to EBITDA (as defined by the CCWH Senior Notes indentures):
Cost incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees, and other permitted activities	(37.9)
Extraordinary, non-recurring or unusual gains or losses or expenses (as referenced in the definition of EBITDA in the CCWH Senior Notes indentures)	(17.0)
Non-cash charges	(22.6)
Other items	(6.4)
Less: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	(403.8)
Operating income	275.2
Plus: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	403.8
Less: Interest expense	(354.1)
Plus: Interest income on Due from Clear Channel Communications	59.7
Less: Current income tax benefit	(29.3)
Plus: Other income, net	16.1
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	(1.0)
Change in assets and liabilities, net of assets acquired and liabilities assumed	20.9
Net cash provided by operating activities	$391.3

Clear Channel Worldwide Holdings Senior Subordinated Notes

As of June 30, 2014, CCWH Subordinated Notes represented $2.2 billion of aggregate principal amount of indebtedness outstanding, which consist of $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes”).

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

Senior Revolving Credit Facility Due 2018

We have a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital, to issue letters of credit and for other general corporate purposes.  At June 30, 2014, there were no amounts outstanding under the revolving credit facility, and $63.3 million of letters of credit under the revolving credit facility, which reduce availability under the facility.

Other Debt

Other debt consists primarily of loans with international banks.  At June 30, 2014, approximately $16.2 million was outstanding as other debt.

Clear Channel Communications’ Debt Covenants

The Clear Channel Communications’ senior secured credit facility contains a significant financial covenant which requires Clear Channel Communications to comply on a quarterly basis with a financial covenant limiting the ratio of its consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA (as defined by Clear Channel Communications’ senior secured credit facility) for the preceding four quarters.  The maximum ratio under this financial covenant is currently set at 9.00:1 and reduces to 8.75:1 for the four quarters ended December 31, 2014.  In its Quarterly Report on Form 10-Q filed with the SEC on July 23, 2014, Clear Channel Communications stated that it was in compliance with this covenant as of June 30, 2014.

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

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported net income of $37.5 million and $10.8 million for the three and six months ended June 30, 2014, respectively.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net income for the three months ended June 30, 2014 by $3.8 million and we estimate that our net income for the six months ended June 30, 2014 would have decreased by $1.1 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three and six months ended June 30, 2014 would have increased our net income for the three and six months ended June 30, 2014 by corresponding amounts.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the

SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases made during the quarter ended June 30, 2014 by or on behalf of us or an affiliated purchaser of shares of our Class A common stock registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	-	$-	-	-	(1)
May 1 through May 31	-	-	-	-	(1)
June 1 through June 30	-	-	-	-	(1)
Total	-	$-	-	$82,934,423	(1)

(1)        On August 9, 2010, Clear Channel Communications announced that its board of directors approved a stock purchase program under which Clear Channel Communications or its subsidiaries may purchase up to an aggregate of $100 million of our Class A common stock and/or the Class A common stock of CC Media Holdings. No shares of our Class A common stock or CC Media Holdings’ Class A common stock were purchased under the stock purchase program during the quarter ended June 30, 2014.  During 2011, a subsidiary of Clear Channel Communications purchased $16,372,690 of our Class A common stock (1,553,971 shares) in open market purchases.  During 2012, a subsidiary of Clear Channel Communications purchased $692,887 of the Class A common stock of CC Media Holdings (111,291 shares) under the stock purchase program.  As a result of these purchases of shares of the Class A common stock of CC Media Holdings and our Class A common stock, an aggregate of $82,934,423 remains available under the stock purchase program to purchase the Class A common stock of CC Media Holdings and/or our Class A common stock.  The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at Clear Channel Communications’ discretion.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1

Employment Agreement by and between Clear Channel Management Services, Inc. and Scott D. Hamilton, dated May 20, 2014 (Incorporated by reference to Exhibit 10.1 to the CC Media Holdings, Inc. Current Report on Form 8-K filed on June 25, 2014).

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

July 23, 2014                                                       /s/ SCOTT D. HAMILTON

                                                                                                Scott D. Hamilton

                                                                                                Senior Vice President, Chief Accounting Officer and

                                                                                                Assistant Secretary