Form 10-Q
period 2014-09-30
Clear Channel Outdoor Holdings, Inc.
filed 2014-10-28
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2014

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

Large accelerated filer  [  ]       Accelerated filer   [X]    Non-accelerated filer [  ]       Smaller reporting company   [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -	Outstanding at October 16, 2014 - - - - - - - - - - - - - - - - - - - - - - - - - -
Class A Common Stock, $.01 par value Class B Common Stock, $.01 par value	44,936,373 315,000,000

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	September 30,
	2014	December 31,
	(Unaudited)	2013
CURRENT ASSETS
Cash and cash equivalents	$203,753	$314,545
Accounts receivable, net of allowance of $24,965 in 2014 and $33,127 in 2013	687,340	710,529
Prepaid expenses	139,968	145,021
Other current assets	67,993	68,333
Total Current Assets	1,099,054	1,238,428
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,643,527	1,765,510
Other property, plant and equipment, net	290,724	315,588
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles	1,067,341	1,067,783
Other intangibles, net	434,329	487,926
Goodwill	831,441	850,134
OTHER ASSETS
Due from iHeartCommunications	875,975	879,108
Other assets	141,507	154,915
Total Assets	$6,383,898	$6,759,392

CURRENT LIABILITIES
Accounts payable	$74,197	$85,882
Accrued expenses	521,823	563,766
Deferred income	122,983	107,943
Current portion of long-term debt	3,152	15,999
Total Current Liabilities	722,155	773,590
Long-term debt	4,929,622	4,919,377
Deferred tax liability	627,515	656,150
Other long-term liabilities	237,174	250,167
Commitments and contingent liabilities (Note 5)
SHAREHOLDERS’ EQUITY/DEFICIT
Noncontrolling interest	202,606	202,046
Preferred stock, $.01 par value, 150,000,000 shares authorized, no shares issued and outstanding
Class A common stock, $.01 par value, 750,000,000 shares authorized, 45,069,575 and 44,117,843 shares issued in 2014 and 2013, respectively	451	441
Class B common stock, $.01 par value, 600,000,000 shares authorized, 315,000,000 shares issued and outstanding	3,150	3,150
Additional paid-in capital	4,164,126	4,332,045
Accumulated deficit	(4,215,871)	(4,162,975)
Accumulated other comprehensive loss	(286,000)	(213,572)
Cost of shares (137,610 in 2014 and 116,264 in 2013) held in treasury	(1,030)	(1,027)
Total Shareholders’ Equity (Deficit)	(132,568)	160,108
Total Liabilities and Shareholders’ Equity	$6,383,898	$6,759,392

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$742,794	$723,013	$2,159,250	$2,140,094
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	400,834	396,094	1,195,491	1,181,843
Selling, general and administrative expenses (excludes depreciation and amortization)	139,613	131,437	412,834	404,018
Corporate expenses (excludes depreciation and amortization)	33,548	29,719	97,578	91,435
Depreciation and amortization	100,416	98,344	297,883	296,237
Other operating income, net	4,623	6,604	7,524	12,404
Operating income	73,006	74,023	162,988	178,965
Interest expense	87,695	87,969	265,168	264,125
Interest income on Due from iHeartCommunications Note	15,105	14,940	45,005	39,356
Loss on marketable securities	-	(18)	-	(18)
Equity in earnings (loss) of nonconsolidated affiliates	4,185	(645)	3,776	(961)
Other income, net	2,191	1,445	16,071	228
Income (loss) before income taxes	6,792	1,776	(37,328)	(46,555)
Income tax benefit (expense)	(5,372)	10,214	2,503	3,126
Consolidated net income (loss)	1,420	11,990	(34,825)	(43,429)
Less amount attributable to noncontrolling interest	8,483	7,772	18,071	17,723
Net income (loss) attributable to the Company	$(7,063)	$4,218	$(52,896)	$(61,152)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(62,433)	34,283	(78,995)	(10,853)
Unrealized gain (loss) on marketable securities	(74)	13	605	229
Other adjustments to comprehensive income (loss)	-	(1,432)	-	(2,430)
Other comprehensive income (loss)	(62,507)	32,864	(78,390)	(13,054)
Comprehensive income (loss)	(69,570)	37,082	(131,286)	(74,206)
Less amount attributable to noncontrolling interest	(2,511)	6,041	(5,962)	(789)
Comprehensive income (loss) attributable to the Company	$(67,059)	$31,041	$(125,324)	$(73,417)

Net income (loss) attributable to the Company per common share:
Basic	$(0.02)	$0.01	$(0.15)	$(0.18)
Weighted average common shares outstanding – Basic	358,653	357,665	358,502	357,507

Diluted	$(0.02)	$0.01	$(0.15)	$(0.18)
Weighted average common shares outstanding – Diluted	358,653	359,011	358,502	357,507

Dividends declared per share	$0.49	$-	$0.49	$-

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Consolidated net loss	$(34,825)	$(43,429)
Reconciling items:
Depreciation and amortization	297,883	296,237
Deferred taxes	(23,813)	(37,846)
Provision for doubtful accounts	5,394	3,441
Share-based compensation	5,712	5,647
Gain on sale of operating assets	(7,524)	(12,404)
Amortization of deferred financing charges and note discounts, net	6,491	6,402
Other reconciling items, net	(20,334)	2,318
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(7,208)	49,340
Increase in deferred income	20,131	21,435
Decrease in accrued expenses	(19,617)	(20,012)
Decrease in accounts payable	(9,201)	(21,891)
Changes in other operating assets and liabilities	(24,234)	1,885
Net cash provided by operating activities	188,855	251,123
Cash flows from investing activities:
Purchases of property, plant and equipment	(135,457)	(114,345)
Purchases of other operating assets	(228)	(842)
Proceeds from sale of investment securities	15,820	-
Proceeds from disposal of assets	11,825	17,479
Change in other, net	(2,954)	(2,271)
Net cash used for investing activities	(110,994)	(99,979)
Cash flows from financing activities:
Draws on credit facilities	820	2,752
Payments on credit facilities	(3,032)	(1,344)
Proceeds from long-term debt	-	51
Payments on long-term debt	(35)	(5,478)
Payments to repurchase noncontrolling interests	-	(61,143)
Dividends and other payments to noncontrolling interests	(11,549)	(13,862)
Dividends paid	(175,022)	-
Net transfers to iHeartCommunications	3,151	(215,478)
Change in other, net	1,315	1,273
Net cash used for financing activities	(184,352)	(293,229)
Effect of exchange rate changes on cash	(4,301)	(1,301)
Net decrease in cash and cash equivalents	(110,792)	(143,386)
Cash and cash equivalents at beginning of period	314,545	561,979
Cash and cash equivalents at end of period	$203,753	$418,593

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

The consolidated financial statements include the accounts of the Company and its subsidiaries and give effect to allocations of expenses from the Company’s indirect parent entity, iHeartCommunications, Inc. (formerly, Clear Channel Communications, Inc. or “iHeart”).  These allocations were made on a specifically identifiable basis or using relative percentages of headcount or other methods management considered to be a reasonable reflection of the utilization of services provided.  Also included in the consolidated financial statements are entities for which the Company has a controlling financial interest or is the primary beneficiary.  Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the Company are accounted for under the equity method.  All significant intercompany transactions are eliminated in the consolidation process.  Certain prior-period amounts have been reclassified to conform to the 2014 presentation.

Information Regarding the Company

On September 16, 2014, CC Media Holdings, Inc., the indirect parent company of the Company, issued a press release that announced a change of its name to “iHeartMedia, Inc.” and changed the names of certain of its affiliates, including as follows:

Old Name:                                                                            New Name:

Clear Channel Capital I, LLC                                           iHeartMedia Capital I, LLC

Clear Channel Capital II, LLC                                         iHeartMedia Capital II, LLC

Clear Channel Communications, Inc.                             iHeartCommunications, Inc.

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

During the third quarter of 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This new standard clarifies that a performance target in a share-based compensation award that could be achieved after an employee completes the requisite service period should be treated as a performance condition that affects the vesting of the award. The standard is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015.  The Company is currently evaluating the impact of the provisions of this new standard on its financial position and results of operations.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at September 30, 2014 and December 31, 2013, respectively:

(In thousands)	September 30, 2014	December 31, 2013
Structures	$3,023,714	$3,021,152
Less: accumulated depreciation	1,380,187	1,255,642
Structures, net	$1,643,527	$1,765,510

Land, buildings and improvements	$206,243	$213,670
Furniture and other equipment	156,508	147,768
Construction in progress	73,173	83,891
	435,924	445,329
Less: accumulated depreciation	145,200	129,741
Other property, plant and equipment, net	$290,724	$315,588

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

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets at September 30, 2014 and December 31, 2013, respectively:

(In thousands)	September 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other contractual rights	$749,372	$(490,255)	$777,521	$(464,548)
Permanent easements	174,628	-	173,753	-
Other	2,711	(2,127)	2,832	(1,632)
Total	$926,711	$(492,382)	$954,106	$(466,180)

Total amortization expense related to definite-lived intangible assets for the three months ended September 30, 2014 and 2013 was $16.7 million and $17.3 million, respectively.  Total amortization expense related to definite-lived intangible assets for the nine months ended September 30, 2014 and 2013 was $50.8 million and $53.3 million, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets.

(In thousands)
2015	$53,845
2016	41,471
2017	30,236
2018	22,146
2019	16,662

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments.

(In thousands)	Americas	International	Total
Balance as of December 31, 2012	$571,932	$290,316	$862,248
Impairment	-	(10,684)	(10,684)
Foreign currency	-	(974)	(974)
Dispositions	-	(456)	(456)
Balance as of December 31, 2013	$571,932	$278,202	$850,134
Foreign currency	-	(18,693)	(18,693)
Balance as of September 30, 2014	$571,932	$259,509	$831,441

NOTE 3 – LONG-TERM DEBT

Long-term debt at September 30, 2014 and December 31, 2013, respectively, consisted of the following:

(In thousands)	September 30, 2014	December 31, 2013
Clear Channel Worldwide Holdings Senior Notes:
6.5% Series A Senior Notes Due 2022	$735,750	$735,750
6.5% Series B Senior Notes Due 2022	1,989,250	1,989,250
Clear Channel Worldwide Holdings Senior Subordinated Notes:
7.625% Series A Senior Subordinated Notes Due 2020	275,000	275,000
7.625% Series B Senior Subordinated Notes Due 2020	1,925,000	1,925,000
Other debt	14,101	17,133
Original issue discount	(6,327)	(6,757)
Total debt	4,932,774	4,935,376
Less: current portion	3,152	15,999
Total long-term debt	$4,929,622	$4,919,377

The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.1 billion at each of September 30, 2014 and December 31, 2013. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 1.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 4 – SUPPLEMENTAL DISCLOSURES

Income Tax Benefit (Expense)

The Company’s income tax benefit (expense) for the three and nine months ended September 30, 2014 and 2013, respectively, consisted of the following components:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Current tax benefit (expense)	$(1,462)	$1,859	$(21,310)	$(34,720)
Deferred tax benefit (expense)	(3,910)	8,355	23,813	37,846
Income tax benefit (expense)	$(5,372)	$10,214	$2,503	$3,126

The effective tax rates for the three and nine months ended September 30, 2014 were 79.1% and 6.7%, respectively. The effective rates were primarily impacted by the Company’s inability to record tax benefits on tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years. In addition, the effective tax rates were impacted by the timing and mix of earnings in the various jurisdictions in which the Company operates.

The effective tax rates for the three and nine months ended September 30, 2013 were (575.1)% and 6.7%, respectively.  The effective rates for the three and six months ended September 30, 2013 were primarily impacted by the settlement of tax examinations which resulted in a reduction in tax expense of approximately $1.0 million during the period and the Company’s inability to record tax benefits on tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years.

Supplemental Cash Flow Information

During the nine months ended September 30, 2014 and 2013, cash paid for interest and income taxes, net of income tax refunds of $0.9 million and $1.2 million, respectively, was as follows:

(In thousands)	Nine Months Ended September 30,
	2014	2013
Interest	$261,546	$259,963
Income taxes	27,234	34,456

Buspak

The Company owned a 50% interest in Buspak, a bus advertising company in Australia. On July 18, 2014, a subsidiary of the Company sold its 49% interest in Buspak, recognizing a gain on the sale of $4.5 million.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Los Angeles Litigation

In 2008, Summit Media, LLC, one of the Company’s competitors, sued the City of Los Angeles (the “City”), Clear Channel Outdoor, Inc. and CBS Outdoor in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties and pursuant to which Clear Channel Outdoor, Inc. had taken down existing billboards and converted 83 existing signs from static displays to digital displays.  In 2009 the Los Angeles Superior Court ruled that the settlement agreement constituted an ultra vires act of the City, and nullified its existence.  After further proceedings, on April 12, 2013 the Los Angeles Superior Court invalidated 82 digital modernization permits issued to Clear Channel Outdoor, Inc. (77 of which displays were operating at the time of the ruling), and Clear Channel Outdoor, Inc. was required to turn off the electrical power to all affected digital displays on April 15, 2013.  The digital display structures remain intact but digital displays are currently prohibited in the City.  Clear Channel Outdoor, Inc. is seeking permits under the existing City sign code to either wrap the LED faces with vinyl or convert the LED faces to traditional static signs, and has obtained a number of such permits.  Clear Channel Outdoor, Inc. is also pursuing a new ordinance to permit digital signage in the City.

Guarantees

As of September 30, 2014, the Company had $63.1 million in letters of credit outstanding. Additionally, as of September 30, 2014, iHeart had outstanding commercial standby letters of credit and surety bonds of $1.5 million and $43.0 million, respectively, held on behalf of the Company.  These letters of credit and surety bonds relate to various operational matters, including insurance, bid and performance bonds, as well as other items.

In addition, as of September 30, 2014, the Company had outstanding bank guarantees of $55.9 million related to international subsidiaries, of which $15.1 million were backed by cash collateral.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company records an amount due from iHeart as “Due from iHeartCommunications” on the consolidated balance sheets.  A Revolving Promissory Note issued by iHeart to the Company (the “Due from iHeartCommunications Note”), in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances, reflects the balance of this account.  The account accrues interest pursuant to the terms of the Due from iHeartCommunications Note and the Due from iHeartCommunications Note is generally payable on demand or when it matures on December 15, 2017.

Included in the account are the net activities resulting from day-to-day cash management services provided by iHeart.  As a part of these services, the Company maintains collection bank accounts swept daily into accounts of iHeart (after satisfying the funding requirements of the Trustee Accounts under the senior notes and subordinated notes issued by Clear Channel Worldwide Holdings, Inc. (“CCWH”)).  In return, iHeart funds the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment.  The Company’s claim in relation to cash transferred from its concentration account is on an unsecured basis and is limited to the balance of the “Due from iHeartCommunications” account.  At September 30, 2014 and December 31, 2013, the asset recorded in Due from iHeartCommunications on the consolidated balance sheets was $876.0 million and $879.1 million, respectively.

The net interest income for the three months ended September 30, 2014 and 2013 was $15.1 million and $14.9 million, respectively.  The net interest income for the nine months ended September 30, 2014 and 2013 was $45.0 million and $39.4 million, respectively.  At September 30, 2014 and December 31, 2013, the fixed interest rate on the Due from iHeartCommunications account was 6.5%, which is equal to the fixed interest rate on the CCWH senior notes.

The Company provides advertising space on its billboards for radio stations owned by iHeart.  For the three months ended September 30, 2014 and 2013, the Company recorded $0.7 million and $1.1 million, respectively, in revenue for these advertisements. For the nine months ended September 30, 2014 and 2013, the Company recorded $2.8 million and $1.3 million, respectively, in revenue for these advertisements.

Under the Corporate Services Agreement between iHeart and the Company, iHeart provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) certain executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services.  These

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

services are charged to the Company based on actual direct costs incurred or allocated by iHeart based on headcount, revenue or other factors on a pro rata basis.  For the three months ended September 30, 2014 and 2013, the Company recorded $7.4 million and $8.9 million, respectively, as a component of corporate expenses for these services.  For the nine months ended September 30, 2014 and 2013, the Company recorded $23.6 million and $27.6 million, respectively, as a component of corporate expenses for these services.

Pursuant to the Tax Matters Agreement between iHeart and the Company, the operations of the Company are included in a consolidated federal income tax return filed by iHeart.  The Company’s provision for income taxes has been computed on the basis that the Company files separate consolidated federal income tax returns with its subsidiaries.  Tax payments are made to iHeart on the basis of the Company’s separate taxable income.  Tax benefits recognized on the Company’s employee stock option exercises are retained by the Company.

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

Pursuant to the Employee Matters Agreement, the Company’s employees participate in iHeart’s employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan.  These costs are recorded as a component of selling, general and administrative expenses and were approximately $2.6 million for each of the three months ended September 30, 2014 and 2013, respectively.  For each of the nine months ended September 30, 2014 and 2013, the Company recorded approximately $8.0 million as a component of selling, general and administrative expenses for these services.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 7 – SHAREHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity.  The following table shows the changes in shareholders’ equity attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2014	$(41,938)	$202,046	$160,108
Net income (loss)	(52,896)	18,071	(34,825)
Dividends and other payments to noncontrolling interests	-	(11,549)	(11,549)
Dividends paid	(175,022)	-	(175,022)
Foreign currency translation adjustments	(73,033)	(5,962)	(78,995)
Unrealized holding gain on marketable securities	605	-	605
Other adjustments to comprehensive loss	-	-	-
Other, net	7,110	-	7,110
Balances at September 30, 2014	$(335,174)	$202,606	$(132,568)

Balances at January 1, 2013	$198,155	$247,934	$446,089
Net income (loss)	(61,152)	17,723	(43,429)
Dividends and other payments to noncontrolling interests	-	(58,942)	(58,942)
Foreign currency translation adjustments	(10,064)	(789)	(10,853)
Unrealized holding gain on marketable securities	229	-	229
Other adjustments to comprehensive loss	(2,430)	-	(2,430)
Other, net	4,691	614	5,305
Balances at September 30, 2013	$129,429	$206,540	$335,969

On August 11, 2014, the Company (1) demanded repayment of $175  million outstanding under the Due from iHeartCommunications Note and (2) concurrently paid a special cash dividend in an aggregate amount equal to $175 million (or $0.4865 per share) to its Class A and Class B stockholders of record at the close of business on August 4, 2014.  As the indirect parent of the Company, iHeart received approximately 88% of the proceeds from such dividend through its wholly-owned subsidiaries.  The remaining approximately 12% of the proceeds from the dividend, or approximately $21 million, was paid to the Company’s public stockholders.  Following satisfaction of the demand, the balance outstanding under the Due from iHeartCommunications Note was reduced by $175 million.

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

The following table presents the Company’s reportable segment results for the three and nine months ended September 30, 2014 and 2013:

(In thousands)	Americas	International	Corporate and other reconciling items	Consolidated
Three Months Ended September 30, 2014
Revenue	$329,500	$413,294	$-	$742,794
Direct operating expenses	140,739	260,095	-	400,834
Selling, general and administrative expenses	55,257	84,356	-	139,613
Corporate expenses	-	-	33,548	33,548
Depreciation and amortization	48,973	50,105	1,338	100,416
Other operating income, net	-	-	4,623	4,623
Operating income (loss)	$84,531	$18,738	$(30,263)	$73,006

Capital expenditures	$18,980	$22,860	$650	$42,490
Share-based compensation expense	$-	$-	$1,462	$1,462

Three Months Ended September 30, 2013
Revenue	$331,346	$391,667	$-	$723,013
Direct operating expenses	140,972	255,122	-	396,094
Selling, general and administrative expenses	55,739	75,698	-	131,437
Corporate expenses	-	-	29,719	29,719
Depreciation and amortization	48,530	49,090	724	98,344
Other operating income, net	-	-	6,604	6,604
Operating income (loss)	$86,105	$11,757	$(23,839)	$74,023

Capital expenditures	$13,838	$19,983	$419	$34,240
Share-based compensation expense	$-	$-	$1,652	$1,652

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Americas	International	Corporate and other reconciling items	Consolidated
Nine Months Ended September 30, 2014
Revenue	$917,404	$1,241,846	$-	$2,159,250
Direct operating expenses	413,761	781,730	-	1,195,491
Selling, general and administrative expenses	158,789	254,045	-	412,834
Corporate expenses	-	-	97,578	97,578
Depreciation and amortization	144,094	150,763	3,026	297,883
Other operating income, net	-	-	7,524	7,524
Operating income (loss)	$200,760	$55,308	$(93,080)	$162,988

Capital expenditures	$48,390	$84,215	$2,852	$135,457
Share-based compensation expense	$-	$-	$5,712	$5,712

Nine Months Ended September 30, 2013
Revenue	$952,832	$1,187,262	$-	$2,140,094
Direct operating expenses	419,676	762,167	-	1,181,843
Selling, general and administrative expenses	165,232	238,786	-	404,018
Corporate expenses	-	-	91,435	91,435
Depreciation and amortization	144,256	150,013	1,968	296,237
Other operating income, net	-	-	12,404	12,404
Operating income (loss)	$223,668	$36,296	$(80,999)	$178,965

Capital expenditures	$43,489	$68,683	$2,173	$114,345
Share-based compensation expense	$-	$-	$5,647	$5,647

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

(In thousands)	As of September 30, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$26,602	$-	$-	$186,863	$(9,712)	$203,753
Accounts receivable, net of allowance	-	-	192,075	495,265	-	687,340
Intercompany receivables	-	213,549	1,691,544	4,764	(1,909,857)	-
Prepaid expenses	2,911	-	64,959	72,098	-	139,968
Other current assets	-	6,850	16,457	44,686	-	67,993
Total Current Assets	29,513	220,399	1,965,035	803,676	(1,919,569)	1,099,054
Structures, net	-	-	1,071,021	572,506	-	1,643,527
Other property, plant and equipment, net	-	-	165,858	124,866	-	290,724
Indefinite-lived intangibles	-	-	1,055,905	11,436	-	1,067,341
Other intangibles, net	-	-	330,787	103,542	-	434,329
Goodwill	-	-	571,932	259,509	-	831,441
Due from iHeartCommunications	875,975	-	-	-	-	875,975
Intercompany notes receivable	182,026	4,973,627	-	-	(5,155,653)	-
Other assets	277,136	791,279	1,288,390	55,805	(2,271,103)	141,507
Total Assets	$1,364,650	$5,985,305	$6,448,928	$1,931,340	$(9,346,325)	$6,383,898

Accounts payable	$-	$-	$20,486	$63,423	$(9,712)	$74,197
Intercompany payable	1,691,544	-	218,313	-	(1,909,857)	-
Accrued expenses	(955)	3,228	90,818	428,732	-	521,823
Deferred income	-	-	47,857	75,126	-	122,983
Current portion of long-term debt	-	-	54	3,098	-	3,152
Total Current Liabilities	1,690,589	3,228	377,528	570,379	(1,919,569)	722,155
Long-term debt	-	4,918,674	1,092	9,856	-	4,929,622
Intercompany notes payable	-	-	5,034,923	120,730	(5,155,653)	-
Deferred tax liability	772	85	610,400	16,258	-	627,515
Other long-term liabilities	-	-	147,787	89,387	-	237,174
Total shareholders' equity	(326,711)	1,063,318	277,198	1,124,730	(2,271,103)	(132,568)
Total Liabilities and Shareholders' Equity	$1,364,650	$5,985,305	$6,448,928	$1,931,340	$(9,346,325)	$6,383,898

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	As of December 31, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$83,185	$-	$5,885	$225,475	$-	$314,545
Accounts receivable, net of allowance	-	-	207,753	502,776	-	710,529
Intercompany receivables	-	186,659	1,592,228	-	(1,778,887)	-
Prepaid expenses	1,390	-	72,006	71,625	-	145,021
Other current assets	3	6,850	20,333	41,147	-	68,333
Total Current Assets	84,578	193,509	1,898,205	841,023	(1,778,887)	1,238,428
Structures, net	-	-	1,142,094	623,416	-	1,765,510
Other property, plant and equipment, net	-	-	178,149	137,439	-	315,588
Indefinite-lived intangibles	-	-	1,055,728	12,055	-	1,067,783
Other intangibles, net	-	-	344,178	143,748	-	487,926
Goodwill	-	-	571,932	278,202	-	850,134
Due from iHeartCommunications	879,108	-	-	-	-	879,108
Intercompany notes receivable	182,026	5,002,517	-	-	(5,184,543)	-
Other assets	408,083	871,363	1,373,504	61,626	(2,559,661)	154,915
Total Assets	$1,553,795	$6,067,389	$6,563,790	$2,097,509	$(9,523,091)	$6,759,392

Accounts payable	$-	$-	$11,742	$74,140	$-	$85,882
Intercompany payable	1,586,370	-	186,659	5,858	(1,778,887)	-
Accrued expenses	725	1,342	105,909	455,790	-	563,766
Deferred income	-	-	42,591	65,352	-	107,943
Current portion of long-term debt	-	-	47	15,952	-	15,999
Total Current Liabilities	1,587,095	1,342	346,948	617,092	(1,778,887)	773,590
Long-term debt	-	4,918,243	1,134	-	-	4,919,377
Intercompany notes payable	-	-	5,025,497	159,046	(5,184,543)	-
Deferred tax liability	175	85	638,141	17,749	-	656,150
Other long-term liabilities	-	-	143,925	106,242	-	250,167
Total shareholders' equity	(33,475)	1,147,719	408,145	1,197,380	(2,559,661)	160,108
Total Liabilities and Shareholders' Equity	$1,553,795	$6,067,389	$6,563,790	$2,097,509	$(9,523,091)	$6,759,392

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended September 30, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$308,200	$434,594	$-	$742,794
Operating expenses:
Direct operating expenses	-	-	126,757	274,077	-	400,834
Selling, general and administrative expenses	-	-	51,194	88,419	-	139,613
Corporate expenses	3,094	-	17,009	13,445	-	33,548
Depreciation and amortization	-	-	49,193	51,223	-	100,416
Other operating income (expense), net	(133)	-	4,410	346	-	4,623
Operating income (loss)	(3,227)	-	68,457	7,776	-	73,006
Interest (income) expense, net	(3)	88,074	147	(523)	-	87,695
Interest income on Due from iHeartCommunications Note	15,105	-	-	-	-	15,105
Intercompany interest income	3,922	85,215	15,338	-	(104,475)	-
Intercompany interest expense	15,105	-	89,137	233	(104,475)	-
Equity in earnings (loss) of nonconsolidated affiliates	(9,731)	(6,863)	(10,813)	3,774	27,818	4,185
Other income (expense), net	1,067	-	(1,408)	2,532	-	2,191
Income (loss) before income taxes	(7,966)	(9,722)	(17,710)	14,372	27,818	6,792
Income tax benefit (expense)	903	(2,718)	7,979	(11,536)	-	(5,372)
Consolidated net income (loss)	(7,063)	(12,440)	(9,731)	2,836	27,818	1,420
Less amount attributable to noncontrolling interest	-	-	-	8,483	-	8,483
Net income (loss) attributable to the Company	$(7,063)	$(12,440)	$(9,731)	$(5,647)	$27,818	$(7,063)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	(5,507)	(56,926)	-	(62,433)
Unrealized loss on marketable securities	-	-	-	(74)	-	(74)
Equity in subsidiary comprehensive income	(59,996)	(53,541)	(54,489)	-	168,026	-
Comprehensive income (loss)	(67,059)	(65,981)	(69,727)	(62,647)	195,844	(69,570)
Less amount attributable to noncontrolling interest	-	-	-	(2,511)	-	(2,511)
Comprehensive income (loss) attributable to the Company	$(67,059)	$(65,981)	$(69,727)	$(60,136)	$195,844	$(67,059)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Three Months Ended September 30, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$309,906	$413,107	$-	$723,013
Operating expenses:
Direct operating expenses	-	-	126,891	269,203	-	396,094
Selling, general and administrative expenses	-	-	52,343	79,094	-	131,437
Corporate expenses	3,261	-	15,404	11,054	-	29,719
Depreciation and amortization	-	-	48,185	50,159	-	98,344
Other operating income (expense), net	(121)	-	6,889	(164)	-	6,604
Operating income (loss)	(3,382)	-	73,972	3,433	-	74,023
Interest (income) expense, net	(23)	88,534	(69)	(473)	-	87,969
Interest income on iHeartCommunications Note	14,940	-	-	-	-	14,940
Intercompany interest income	3,841	85,642	15,411	-	(104,894)	-
Intercompany interest expense	14,940	-	89,751	203	(104,894)	-
Loss on marketable securities				(18)		(18)
Equity in earnings (loss) of nonconsolidated affiliates	3,021	(7,058)	(8,085)	(1,037)	12,514	(645)
Other income (expense), net	1,432	-	(4,050)	4,063	-	1,445
Income (loss) before income taxes	4,935	(9,950)	(12,434)	6,711	12,514	1,776
Income tax benefit (expense)	(717)	115	15,455	(4,639)	-	10,214
Consolidated net income (loss)	4,218	(9,835)	3,021	2,072	12,514	11,990
Less amount attributable to noncontrolling interest	-	-	-	7,772	-	7,772
Net income (loss) attributable to the Company	$4,218	$(9,835)	$3,021	$(5,700)	$12,514	$4,218
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	10	1,364	32,909	-	34,283
Unrealized gain on marketable securities	-	-	-	13	-	13
Other adjustments to comprehensive income	(1,432)	-	-	-	-	(1,432)
Equity in subsidiary comprehensive income	28,255	27,733	26,891	-	(82,879)	-
Comprehensive income (loss)	31,041	17,908	31,276	27,222	(70,365)	37,082
Less amount attributable to noncontrolling interest	-	-	-	6,041	-	6,041
Comprehensive income (loss) attributable to the Company	$31,041	$17,908	$31,276	$21,181	$(70,365)	$31,041

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$851,887	$1,307,363	$-	$2,159,250
Operating expenses:
Direct operating expenses	-	-	369,894	825,597	-	1,195,491
Selling, general and administrative expenses	-	-	147,325	265,509	-	412,834
Corporate expenses	9,148	-	49,738	38,692	-	97,578
Depreciation and amortization	-	-	143,737	154,146	-	297,883
Other operating income (expense), net	(403)	-	7,713	214	-	7,524
Operating income (loss)	(9,551)	-	148,906	23,633	-	162,988
Interest (income) expense, net	(10)	264,204	1,104	(130)	-	265,168
Interest income on Due from iHeartCommunications Note	45,005	-	-	-	-	45,005
Intercompany interest income	11,665	255,640	45,675	-	(312,980)	-
Intercompany interest expense	45,005	-	267,305	670	(312,980)	-
Equity in earnings (loss) of nonconsolidated affiliates	(58,519)	(6,884)	(11,293)	2,482	77,990	3,776
Other income, net	3,141	-	2,466	10,464	-	16,071
Income (loss) before income taxes	(53,254)	(15,448)	(82,655)	36,039	77,990	(37,328)
Income tax benefit (expense)	358	(912)	24,136	(21,079)	-	2,503
Consolidated net income (loss)	(52,896)	(16,360)	(58,519)	14,960	77,990	(34,825)
Less amount attributable to noncontrolling interest	-	-	-	18,071	-	18,071
Net income (loss) attributable to the Company	$(52,896)	$(16,360)	$(58,519)	$(3,111)	$77,990	$(52,896)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	21	(3,495)	(75,521)	-	(78,995)
Unrealized gain on marketable securities	-	-	-	605	-	605
Equity in subsidiary comprehensive income (loss)	(72,428)	(68,062)	(68,933)	-	209,423	-
Comprehensive income (loss)	(125,324)	(84,401)	(130,947)	(78,027)	287,413	(131,286)
Less amount attributable to noncontrolling interest	-	-	-	(5,962)	-	(5,962)
Comprehensive income (loss) attributable to the Company	$(125,324)	$(84,401)	$(130,947)	$(72,065)	$287,413	$(125,324)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$886,490	$1,253,604	$-	$2,140,094
Operating expenses:
Direct operating expenses	-	-	376,146	805,697	-	1,181,843
Selling, general and administrative expenses	-	-	153,982	250,036	-	404,018
Corporate expenses	9,751	3	48,188	33,493	-	91,435
Depreciation and amortization	-	-	142,956	153,281	-	296,237
Other operating income (expense), net	(361)	-	11,912	853	-	12,404
Operating income (loss)	(10,112)	(3)	177,130	11,950	-	178,965
Interest (income) expense, net	(127)	264,642	555	(945)	-	264,125
Interest income on iHeartCommunications Note	39,356	-	-	-	-	39,356
Intercompany interest income	11,323	255,957	39,827	1	(307,108)	-
Intercompany interest expense	39,582	-	267,281	245	(307,108)	-
Loss on marketable securities	-	-	-	(18)	-	(18)
Equity in earnings (loss) of nonconsolidated affiliates	(62,743)	(20,176)	(19,661)	(2,315)	103,934	(961)
Other income (expense), net	1,432	-	(12,684)	11,480	-	228
Income (loss) before income taxes	(60,199)	(28,864)	(83,224)	21,798	103,934	(46,555)
Income tax benefit (expense)	(953)	3,145	20,481	(19,547)	-	3,126
Consolidated net income (loss)	(61,152)	(25,719)	(62,743)	2,251	103,934	(43,429)
Less amount attributable to noncontrolling interest	-	-	-	17,723	-	17,723
Net income (loss) attributable to the Company	$(61,152)	$(25,719)	$(62,743)	$(15,472)	$103,934	$(61,152)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(31)	(1)	(4,336)	(6,485)	-	(10,853)
Unrealized gain on marketable securities	-	-	-	229	-	229
Other adjustments to comprehensive loss	(1,432)	-	-	(998)	-	(2,430)
Equity in subsidiary comprehensive income (loss)	(10,802)	(5,657)	(6,466)	-	22,925	-
Comprehensive income (loss)	(73,417)	(31,377)	(73,545)	(22,726)	126,859	(74,206)
Less amount attributable to noncontrolling interest	-	-	-	(789)	-	(789)
Comprehensive income (loss) attributable to the Company	$(73,417)	$(31,377)	$(73,545)	$(21,937)	$126,859	$(73,417)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(52,896)	$(16,360)	$(58,519)	$14,960	$77,990	$(34,825)
Reconciling items:
Depreciation and amortization	-	-	143,737	154,146	-	297,883
Deferred taxes	597	-	(22,016)	(2,394)	-	(23,813)
Provision for doubtful accounts	-	-	2,378	3,016	-	5,394
Share-based compensation	-	-	3,647	2,065	-	5,712
(Gain) loss on sale of operating assets	403	-	(7,713)	(214)	-	(7,524)
Amortization of deferred financing charges and note discounts, net	-	5,568	923	-	-	6,491
Other reconciling items, net	58,519	6,884	11,249	(18,996)	(77,990)	(20,334)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	-	-	11,941	(19,149)	-	(7,208)
Increase in deferred income	-	-	5,245	14,886	-	20,131
Increase (decrease) in accrued expenses	(1,680)	1,885	(15,091)	(4,731)	-	(19,617)
Decrease in accounts payable	-	21	8,725	(8,235)	(9,712)	(9,201)
Changes in other operating assets and liabilities	(1,923)	-	6,396	(28,707)	-	(24,234)
Net cash provided by (used for) operating activities	3,020	(2,002)	90,902	106,647	(9,712)	188,855
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(48,996)	(86,461)	-	(135,457)
Purchases of other operating assets	-	-	(411)	183	-	(228)
Proceeds from sale of investment securities	-	-	-	15,820	-	15,820
Proceeds from disposal of assets	-	-	10,735	1,090	-	11,825
Decrease in Intercompany notes receivable, net	-	38,154	-	-	(38,154)	-
Dividends from subsidiaries	-	-	-	-	-	-
Change in other, net	-	-	(10)	(2,944)	-	(2,954)
Net cash provided by (used for) investing activities	-	38,154	(38,682)	(72,312)	(38,154)	(110,994)
Cash flows from financing activities:
Draws on credit facilities	-	-	-	820	-	820
Payments on credit facilities	-	-	-	(3,032)	-	(3,032)
Proceeds from long-term debt	-	-	-	-	-	-
Payments on long-term debt	-	-	(35)	-	-	(35)
Payments to repurchase noncontrolling interests	-	-	-	-	-	-
Decrease in intercompany notes payable, net	-	-	-	(38,154)	38,154	-
Net transfers to iHeartCommunications	3,151	-	-	-	-	3,151
Intercompany funding	110,949	(36,152)	(58,066)	(16,731)	-	-
Dividends and other payments to noncontrolling interests	-	-	-	(11,549)	-	(11,549)
Dividends paid	(175,022)	-	-	-	-	(175,022)
Change in other, net	1,319	-	(4)	-	-	1,315
Net cash used for financing activities	(59,603)	(36,152)	(58,105)	(68,646)	38,154	(184,352)
Effect of exchange rate changes on cash	-	-	-	(4,301)	-	(4,301)
Net decrease in cash and cash equivalents	(56,583)	-	(5,885)	(38,612)	(9,712)	(110,792)
Cash and cash equivalents at beginning of period	83,185	-	5,885	225,475	-	314,545
Cash and cash equivalents at end of period	$26,602	$-	$-	$186,863	$(9,712)	$203,753

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(61,152)	$(25,719)	$(62,743)	$2,251	$103,934	$(43,429)
Reconciling items:
Depreciation and amortization	-	-	142,956	153,281	-	296,237
Deferred taxes	536	-	(21,526)	(16,856)	-	(37,846)
Provision for doubtful accounts	-	-	2,479	962	-	3,441
Share-based compensation	-	-	3,508	2,139	-	5,647
(Gain) loss on sale of operating assets	361	-	(11,912)	(853)	-	(12,404)
Amortization of deferred financing charges and note discounts, net	-	5,540	862	-	-	6,402
Other reconciling items, net	61,311	20,176	22,685	2,080	(103,934)	2,318
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:						-
Decrease in accounts receivable	-	-	38,679	10,661	-	49,340
Increase in deferred income	-	-	5,578	15,857	-	21,435
Increase (decrease) in accrued expenses	(213)	75,475	(78,951)	(16,323)	-	(20,012)
Decrease in accounts payable	-	(1)	(6,436)	(20,247)	4,793	(21,891)
Changes in other operating assets and liabilities	(1,176)	-	8,143	(5,082)	-	1,885
Net cash provided by (used for) operating activities	(333)	75,471	43,322	127,870	4,793	251,123
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(45,100)	(69,245)	-	(114,345)
Purchases of businesses and other operating assets	-	-	(480)	(362)	-	(842)
Proceeds from disposal of assets	-	-	11,727	5,752	-	17,479
Decrease in intercompany notes receivable, net	-	38,882	-	-	(38,882)	-
Dividends from subsidiaries	1,153	-	-	-	(1,153)	-
Change in other, net	-	-	-	(2,271)	-	(2,271)
Net cash provided by (used for) investing activities	1,153	38,882	(33,853)	(66,126)	(40,035)	(99,979)
Cash flows from financing activities:
Draws on credit facilities	-	-	-	2,752	-	2,752
Payments on credit facilities	-	-	-	(1,344)	-	(1,344)
Proceeds from long-term debt				51		51
Payments on long-term debt	-	-	(64)	(5,414)	-	(5,478)
Payments to repurchase noncontrolling interests	-	-	-	(61,143)	-	(61,143)
Decrease in intercompany notes payable, net	-	-	-	(38,882)	38,882	-
Net transfers to iHeartCommunications	(215,478)	-	-	-	-	(215,478)
Intercompany funding	131,662	(114,353)	(4,499)	(12,810)	-	-
Dividends paid				(1,153)	1,153	-
Dividends and other payments to noncontrolling interests	-	-	-	(13,862)	-	(13,862)
Change in other, net	1,610	-	(337)	-	-	1,273
Net cash provided by (used for) financing activities	(82,206)	(114,353)	(4,900)	(131,805)	40,035	(293,229)
Effect of exchange rate changes on cash	-	-	-	(1,301)	-	(1,301)
Net increase (decrease) in cash and cash equivalents	(81,386)	-	4,569	(71,362)	4,793	(143,386)
Cash and cash equivalents at beginning of period	207,411	-	-	359,361	(4,793)	561,979
Cash and cash equivalents at end of period	$126,025	$-	$4,569	$287,999	$-	$418,593

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

We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Other operating income (expense), net, Interest expense, Interest income on the Revolving Promissory Note issued by iHeart to the Company (the “Due from iHeartCommunications Note”), Equity in earnings (loss) of nonconsolidated affiliates, Other income, net and Income tax benefit (expense) are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

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

Executive Summary

The key developments in our business for the three months ended September 30, 2014 are summarized below:

•         Consolidated revenue increased $19.8 million including an increase of $0.6 million from movements in foreign exchange during the three months ended September 30, 2014  compared to the same period of 2013. Excluding foreign exchange impacts, consolidated revenue increased $19.2 million over the comparable three-month period of 2013.

•         Americas revenue decreased $1.8 million including a decrease of $0.5 million from movements in foreign exchange during the three months ended September 30, 2014 compared to the same period of 2013. Excluding foreign exchange impacts, revenue decreased $1.3 million over the comparable three-month period of 2013 primarily driven by lower spending by national accounts.

•         International revenue increased $21.6 million including an increase of $1.1 million from movements in foreign exchange during the three months ended September 30, 2014  compared to the same period of 2013. Excluding foreign exchange impacts, revenue increased $20.5 million over the comparable three-month period of 2013 primarily driven by growth in both western Europe and emerging markets.

•         During the third quarter of 2014, we spent $9.4 million on strategic revenue and efficiency initiatives to realign and improve our on-going business operations—an increase of $0.3 million compared to the third quarter of 2013.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of our results of operations for the three and nine months ended September 30, 2014 to the three and nine months ended September 30, 2013 is as follows:

(In thousands)	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2014	2013	Change	2014	2013	Change
Revenue	$742,794	$723,013	2.7%	$2,159,250	$2,140,094	0.9%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	400,834	396,094	1.2%	1,195,491	1,181,843	1.2%
Selling, general and administrative expenses (excludes depreciation and amortization)	139,613	131,437	6.2%	412,834	404,018	2.2%
Corporate expenses (excludes depreciation and amortization)	33,548	29,719	12.9%	97,578	91,435	6.7%
Depreciation and amortization	100,416	98,344	2.1%	297,883	296,237	0.6%
Other operating income, net	4,623	6,604	(30.0%)	7,524	12,404	(39.3%)
Operating income	73,006	74,023	(1.4%)	162,988	178,965	(8.9%)
Interest expense	87,695	87,969		265,168	264,125
Interest income on Due from iHeartCommunications Note	15,105	14,940		45,005	39,356
Loss on marketable securities	-	(18)		-	(18)
Equity in earnings (loss) of nonconsolidated affiliates	4,185	(645)		3,776	(961)
Other income, net	2,191	1,445		16,071	228
Income (loss) before income taxes	6,792	1,776		(37,328)	(46,555)
Income tax (expense) benefit	(5,372)	10,214		2,503	3,126
Consolidated net income (loss)	1,420	11,990		(34,825)	(43,429)
Less amount attributable to noncontrolling interest	8,483	7,772		18,071	17,723
Net income (loss) attributable to the Company	$(7,063)	$4,218		$(52,896)	$(61,152)

Consolidated Revenue

Our consolidated revenue during the third quarter of 2014  increased $19.8 million including an increase of $0.6 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, consolidated revenue increased $19.2 million. Americas revenue decreased $1.8 million including negative movements in foreign exchange of $0.5 million compared to the same period of 2013. Excluding the impact of foreign exchange movements, Americas revenue decreased $1.3 million primarily driven by lower spending by national accounts. Our International revenue increased $21.6 million including positive movements in foreign exchange of $1.1 million compared to the same period of 2013. Excluding the impact of foreign exchange movements, International revenue increased $20.5 million primarily driven by growth in both western Europe and emerging markets.

Our consolidated revenue increased $19.2 million including an increase of $11.6 million from movements in foreign exchange during the first nine months of 2014 compared to the same period of 2013. Excluding the impact of foreign exchange movements, consolidated revenue increased $7.6 million. Americas revenue decreased $35.4 million including negative movements in foreign exchange of $2.3 million compared to the same period of 2013. Excluding the impact of foreign exchange movements, Americas revenue decreased $33.1 million primarily driven by lower revenues in our Los Angeles market as a result of the impact of litigation, and lower revenues generated by national accounts and the nonrenewal of certain airport contracts. Our International revenue increased $54.6 million including positive movements in foreign exchange of $13.8 million compared to the same period of 2013. Excluding the impact of foreign exchange movements, International revenue increased $40.8 million primarily driven by growth resulting from new contracts and from growth in emerging markets, partially offset by declines in certain countries.

Consolidated Direct Operating Expenses

Consolidated direct operating expenses during the third quarter of 2014 increased $4.7 million including an increase of $0.9 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, consolidated direct operating expenses increased $3.8 million. Direct operating expenses in our Americas segment decreased $0.2 million including a decrease of $0.4 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, direct operating expenses in our Americas segment increased $0.2 million. Direct operating expenses in our International segment increased $5.0 million including an increase of $1.3 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, direct operating expenses in our International segment increased $3.7 million along with increased revenues primarily as a result of variable costs associated with new contracts.

Consolidated direct operating expenses during the first nine months of 2014 increased $13.6 million including an increase of $8.1 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, consolidated direct operating expenses increased $5.5 million. Direct operating expenses in our Americas segment decreased $5.9 million including a decrease of $1.7 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, direct operating expenses in our Americas segment decreased $4.2 million, primarily due to site lease expenses related to the decrease in revenues and from the nonrenewal of certain airport contracts. Direct operating expenses in our International segment increased $19.6 million including an increase of $9.8 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, direct operating expenses in our International segment increased $9.8 million primarily as a result of higher variable costs associated with new contracts.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

Consolidated SG&A expenses during the third quarter of 2014 increased $8.2 million including an increase of $0.1 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, consolidated SG&A expenses increased $8.1 million. SG&A expenses decreased $0.5 million in our Americas segment including a decrease of $0.1 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, Americas SG&A expenses decreased $0.4 million. Our International SG&A expenses increased $8.7 million including an increase of $0.2 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, SG&A expenses in our International segment increased $8.5 million compared to the same period of 2013 primarily due to higher expenses from investing in digital sales force, as well as higher compensation related to higher revenues.

Consolidated SG&A expenses during the first nine months of 2014 increased $8.8 million including an increase of $1.6 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, consolidated SG&A expenses increased $7.2 million. SG&A expenses decreased $6.4 million in our Americas segment including a decrease of $0.3 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, SG&A expenses in our Americas segment decreased $6.1 million primarily due to lower commission expense in connection with lower revenues, property tax refunds, and lower legal costs related to the Los Angeles litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q. Our International SG&A expenses increased $15.3 million including a $1.9 million increase due to the effects of movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, SG&A expenses in our International segment increased $13.4 million primarily due to higher compensation in connection with higher revenues, as well as higher litigation expenses.

Corporate Expenses

Corporate expenses increased $3.8 million during the third quarter of 2014 compared to the same period of 2013 primarily due to higher strategic revenue and efficiency costs.

Corporate expenses increased $6.1 million during the first nine months of 2014 compared to the same period of 2013 primarily due to higher strategic revenue and efficiency costs partially offset by lower litigation expenses.

Revenue and Efficiency Initiatives

Included in the amounts for direct operating expenses, SG&A and corporate expenses discussed above are expenses of $9.4 million and $22.5 million incurred in connection with our strategic revenue and efficiency initiatives during the three and nine months ended September 30, 2014, respectively.  The costs were incurred to improve revenue growth, enhance yield, reduce costs, and organize each business to maximize performance and profitability.  These costs consist primarily of consolidation of locations and positions, severance related to workforce initiatives, consulting expenses, and other costs incurred in connection with improving our businesses.  These costs are expected to provide benefits in future periods as the initiative results are realized.

Of these costs during the third quarter of 2014, $1.0 million are reported within direct operating expenses, $2.0 million are reported within SG&A and $6.4 million are reported within corporate expense.  In the third quarter of 2013, such costs totaled $4.3 million, $2.1 million and $2.7 million, respectively. Of these costs during the nine months ended September 30, 2014, $3.2 million are reported within direct operating expenses, $5.2 million are reported within SG&A and $14.1 million are reported within corporate expense compared to $8.7 million, $7.6 million and $7.2 million, respectively, in the same period of 2013.

Depreciation and Amortization

Depreciation and amortization increased $2.1 million and increased $1.6 million during the three and nine months ended September 30, 2014, respectively, compared to the same periods of 2013. The increase during the three months and nine months ended September 30, 2014 was primarily due to increased depreciation in our Americas segment related to depreciation of digital bulletins.

Other Operating Income, Net

Other operating income of $4.6 million and $7.5 million for the third quarter and first nine months of 2014, respectively, primarily related to the proceeds from the disposal of operating and fixed assets.

Other operating income of $6.6 million and $12.4 million for the third quarter and first nine months of 2013, respectively, primarily related to the proceeds from the disposal of operating and fixed assets.

Interest Income on Due From iHeartCommunications Note

Interest income increased $0.2 million and $5.6 million during the three and nine months ended September 30, 2014, respectively, compared to the same periods of 2013 due to the higher average outstanding balance of the Due from iHeartCommunications Note.

Equity in Earnings (Loss) of Nonconsolidated Affiliates

The earnings of $4.2 million and $3.8 million for the third quarter and first nine months of 2014, respectively, primarily related to the $4.5 million gain on the sale of our 49% interest in Buspak.

Income Tax Benefit (Expense)

Our operations are included in a consolidated income tax return filed by iHeartMedia, Inc. (“iHeartMedia”).  However, for our financial statements, our provision for income taxes was computed as if we file separate consolidated Federal income tax returns with our subsidiaries.

The effective tax rates for the three and nine months ended September 30, 2014 were 79.1% and 6.7%, respectively. The effective rates were primarily impacted by our inability to record tax benefits on tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years. In addition, the effective tax rates were impacted by the timing and mix of earnings in the various jurisdictions in which we operate.

Our effective tax rates for the three and nine months ended September 30, 2013 were (575.1)% and 6.7%, respectively. The effective rates for the three and six months ended September 30, 2013 were primarily impacted by our inability to record tax benefits on tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future periods.

Americas Results of Operations

Our Americas operating results were as follows:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2014	2013	Change	2014	2013	Change
Revenue	$329,500	$331,346	(1%)	$917,404	$952,832	(4%)
Direct operating expenses	140,739	140,972	(0%)	413,761	419,676	(1%)
SG&A expenses	55,257	55,739	(1%)	158,789	165,232	(4%)
Depreciation and amortization	48,973	48,530	1%	144,094	144,256	(0%)
Operating income	$84,531	$86,105	(2%)	$200,760	$223,668	(10%)

Three Months

Americas revenue decreased $1.8 million including negative movements in foreign exchange of $0.5 million during the third quarter of 2014 compared to the same period of 2013. Excluding the impact of foreign exchange movements, Americas revenue decreased $1.3 million primarily driven by lower national account revenues and the nonrenewal of certain airport contracts. Higher digital revenues were partially offset by decreases in revenues from traditional product lines.

Direct operating expenses decreased $0.2 million including a decrease of $0.4 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, direct operating expenses in our Americas segment increased $0.2 million. SG&A expenses decreased $0.5 million including a decrease of $0.1 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, SG&A expenses in our Americas segment decreased $0.4 million primarily due to property tax refunds and lower commissions that were partially offset by higher expenses related to litigation.

Nine Months

Our Americas revenue decreased $35.4 million including negative movements in foreign exchange of $2.3 million during the nine months ended September 30, 2014 compared to the same period of 2013. Excluding the impact of foreign exchange movements, Americas revenue decreased $33.1 million driven primarily by lower revenues in our Los Angeles market as a result of the impact of litigation as discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q, as well as lower spending by national accounts and the nonrenewal of certain airport contracts.

Direct operating expenses decreased $5.9 million including a decrease of $1.7 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, direct operating expenses in our Americas segment decreased $4.2 million, primarily due to site lease expenses related to the decrease in revenues and from the nonrenewal of certain airport contracts. SG&A expenses decreased $6.4 million including a decrease of $0.3 million from movements in foreign exchange compared to the same period of 2013. Excluding the impact of foreign exchange movements, SG&A expenses in our Americas segment decreased $6.1 million primarily due to lower commission expense in connection with lower revenues, property tax refunds, and lower legal costs related to the Los Angeles litigation discussed further in Item 1 of Part II of this Quarterly Report on Form 10-Q.

International Results of Operations

Our International operating results were as follows:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2014	2013	Change	2014	2013	Change
Revenue	$413,294	$391,667	6%	$1,241,846	$1,187,262	5%
Direct operating expenses	260,095	255,122	2%	781,730	762,167	3%
SG&A expenses	84,356	75,698	11%	254,045	238,786	6%
Depreciation and amortization	50,105	49,090	2%	150,763	150,013	0%
Operating income	$18,738	$11,757	59%	$55,308	$36,296	52%

Three Months

Our International revenue increased $21.6 million including positive movements in foreign exchange of $1.1 million during the third quarter of 2014 compared to the same period of 2013. Excluding the impact of foreign exchange movements, International revenue increased $20.5 million primarily driven by revenue growth in Europe including Italy, due to a new contract for the Rome airports, as well as France and Sweden. Revenue in emerging markets also increased, particularly in China, as a result of new contracts.

Direct operating expenses increased $5.0 million including an increase of $1.3 million from movements in foreign exchange during the third quarter of 2014. Excluding the impact of foreign exchange movements, direct operating expenses in our International segment increased $3.7 million primarily driven by costs related to new contracts, including the Rome airport contract. SG&A expenses increased $8.7 million including an increase of $0.2 million from movements in foreign exchange during the third quarter of 2014. Excluding the impact of movements in foreign exchange, SG&A expenses increased $8.5 million primarily due to higher expenses from investing in digital sales force, as well as higher compensation related to higher revenues.

Nine Months

International revenue increased $54.6 million during the nine months ended September 30, 2014 compared to the same period of 2013, including an increase of $13.8 million from movements in foreign exchange. Excluding the impact of foreign exchange movements, revenues increased $40.8 million primarily driven by revenue growth in western Europe including Italy, due to a new contract for the Rome airport, as well as France, Sweden and other countries. Revenue in emerging markets also increased, particularly in China and Brazil as a result of new contracts.

Direct operating expenses increased $19.6 million including an increase of $9.8 million from movements in foreign exchange during the first nine months of 2014. Excluding the impact of movements in foreign exchange, direct operating expenses increased $9.8 million primarily as a result of higher variable costs associated with new contracts, including the Rome airport contract in Italy. SG&A expenses increased $15.3 million including an increase of $1.9 million from movements in foreign exchange during the first nine months of 2014. Excluding the impact of movements in foreign exchange, SG&A expenses increased $13.4 million primarily due to higher compensation in connection with higher revenues, as well as higher litigation expenses.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Americas	$84,531	$86,105	$200,760	$223,668
International	18,738	11,757	55,308	36,296
Corporate expenses (1)	(34,886)	(30,443)	(100,604)	(93,403)
Other operating income, net	4,623	6,604	7,524	12,404
Consolidated operating income	$73,006	$74,023	$162,988	$178,965

(1)        Corporate expenses include expenses related to Americas and International as well as overall executive, administrative and support functions.

Share-Based Compensation Expense

Share-based compensation payments are recorded in corporate expenses and were $1.5 million and $1.7 million for the three months ended September 30, 2014 and 2013, respectively, and $5.7 million and $5.6 million for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, there was $17.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of September 30, 2014, there was $0.6 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following discussion highlights our cash flow activities during the nine months ended September 30, 2014 and 2013.

(In thousands)	Nine Months Ended September 30,
	2014	2013
Cash provided by (used for):
Operating activities	$188,855	$251,123
Investing activities	(110,994)	(99,979)
Financing activities	(184,352)	(293,229)

Operating Activities

Cash provided by operating activities during the nine months ended September 30, 2014 was $188.9 million compared to $251.1 million during the nine months ended September 30, 2013. Our consolidated net loss included $263.8 million of non-cash items during the nine months ended September 30, 2014 and September 30, 2013.  Non-cash items affecting our net loss include depreciation and amortization, deferred taxes, provision for doubtful accounts, share-based compensation, gain on disposal of operating assets, amortization of deferred financing charges and note discounts, net and other reconciling items, net as presented on the face of the consolidated statement of cash flows.  The decrease in cash provided by operating activities was primarily a result of the initial reduction in accounts receivable balances driven by working capital optimization efforts in 2013 that subsequently stabilized resulting in a lesser effect on 2014 cash flows from operating activities.

Investing Activities

Cash used for investing activities of $111.0 million during the nine months ended September 30, 2014 primarily reflected capital expenditures of $135.5 million.  We spent $48.4 million in our Americas segment primarily related to the construction of new advertising structures such as digital displays, $84.2 million in our International segment primarily related to billboard and street furniture advertising structures and $2.8 million by Corporate. Partially offsetting cash used for investing activities were proceeds from the sale of our 49% interest in Buspak and sales of operating and fixed assets.

Cash used for investing activities of $100.0 million during the nine months ended September 30, 2013 primarily reflected capital expenditures of $114.3 million.   We spent $43.5 million in our Americas segment primarily related to the construction of new advertising structures such as digital displays, $68.7 million in our International segment primarily related to billboard and street furniture, and the renewal of existing contracts, and $2.2 million by Corporate.  Partially offsetting cash used for investing activities were proceeds from sales of operating and fixed assets.

Financing Activities

Cash used for financing activities of $184.4 million for the nine months ended September 30, 2014 was primarily due to a special cash dividend in aggregate amount equal to $175 million paid to our stockholders of record as of August 4, 2014.

Cash used for financing activities of $293.2 million for the nine months ended September 30, 2013 primarily reflected net transfers of $215.5 million in cash to iHeart, which represents the activity in the “Due from iHeartCommunications” account.  Other cash used for financing activities included payments to repurchase noncontrolling interests of $61.1 million.

Anticipated Cash Requirements

Our primary source of liquidity is cash on hand, cash flow from operations, senior revolving credit facility and the promissory note issued by iHeart to the Company (the “Due from iHeartCommunications Note”).  Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations, any available borrowing capacity under the senior revolving credit facility and borrowing capacity under or repayment of amounts outstanding under the Due from iHeartCommunications Note will enable us to meet our working capital, capital expenditure, debt service and other funding requirements, including the debt service on the CCWH Senior Notes and the CCWH Subordinated Notes and dividends, for at least the next 12 months.  In addition, we were in compliance with the covenants contained in our material financing agreements as of September 30, 2014.  We believe our long-term plans, which include promoting outdoor media spending and capitalizing on our diverse geographic and product opportunities, including the continued deployment of digital displays, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements long term.  However, our anticipated results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants.  In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. At September 30, 2014, we had $203.8 million of cash on our balance sheet, with $186.9 million in consolidated cash balances held outside the U.S. by our subsidiaries, all of which is readily convertible into other foreign currencies including the U.S. dollar.  We disclose in Item 8 of our Form 10-K within Note 1, Summary of Significant Accounting Policies, that our policy is to permanently reinvest the earnings of our non-U.S. subsidiaries as these earnings are generally redeployed in those jurisdictions for operating needs and continued functioning of their businesses.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant current and historic deficits in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.

As described in “Promissory Note with iHeartCommunications” below, our board of directors has established a committee for the specific purpose monitoring the Due from iHeartCommunications Note.  On August 11, 2014, in accordance with the terms of its charter, (i) that committee demanded repayment of $175 million outstanding under the Due from iHeartCommunications Note on such date and (ii) we paid a special cash dividend in aggregate amount equal to $175 million to our stockholders of record as of August 4, 2014. Approximately 12% of the proceeds from the dividend, or approximately $21 million, was paid to our public stockholders. Following satisfaction of the demand, the balance outstanding under the Due from iHeartCommunications Note was reduced by $175 million, which reduced the amount of the Due from iHeartCommunications Note available to us as a source of liquidity.

Furthermore, in its Quarterly Report on Form 10-Q filed with the SEC on October 28, 2014, iHeart stated that it was in compliance with the covenants contained in its material financing agreements as of September 30, 2014.  iHeart similarly stated in such Quarterly Report that its anticipated results are also subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants.  Moreover, iHeart stated in such Quarterly Report that its ability to comply with the covenants in its material financing agreements may be affected by events beyond its control, including prevailing economic, financial and industry conditions.  As discussed therein, the breach of any covenants set forth in iHeart’s financing agreements would result in a default thereunder, and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, as discussed therein, the lenders under the receivables-based credit facility under iHeart’s senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. In addition, iHeart stated in such Quarterly Report that if iHeart is unable to repay its obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility.  Finally, iHeart stated in such Quarterly Report that a default or acceleration under any of its material financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.  If iHeart were to become insolvent, we would be an unsecured creditor of iHeart.  In such event, we would be treated  the same as other unsecured creditors of iHeart and, if we were not entitled to the cash previously transferred to iHeart, or could not obtain such cash on a timely basis, we could experience a liquidity shortfall.

For so long as iHeart maintains significant control over us, a deterioration in the financial condition of iHeart could have the effect of increasing our borrowing costs or impairing our access to capital markets.  As of September 30, 2014, iHeart had $522.4 million recorded as “Cash and cash equivalents” on its consolidated balance sheets, of which $203.8 million was held by us and our subsidiaries.

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

Sources of Capital

As of September 30, 2014 and December 31, 2013, we had the following debt outstanding, cash and cash equivalents and amounts due from iHeart:

(In millions)	September 30, 2014	December 31, 2013
Clear Channel Worldwide Holdings Senior Notes due 2022	$2,725.0	$2,725.0
Clear Channel Worldwide Holdings Senior Subordinated Notes due 2020	2,200.0	2,200.0
Other debt	14.1	17.1
Original issue discount	(6.3)	(6.7)
Total debt	4,932.8	4,935.4
Less: Cash and cash equivalents	203.8	314.5
Less: Due from iHeartCommunications Note	876.0	879.1
	$3,853.0	$3,741.8

We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities.  Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Promissory Notes with iHeart

We maintain an account that represents an amount due from iHeart, which is recorded as “Due from iHeartCommunications” on our consolidated balance sheets.  A Revolving Promissory Note issued by iHeart to the Company (the “Due from iHeartCommunications Note”), in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances, reflects the balance of this account.  The account accrues interest pursuant to the terms of the Due from iHeartCommunications Note and the Due from iHeartCommunications Note is generally payable on demand or when it matures on December 15, 2017.  Included in the accounts are the net activities resulting from day-to-day cash management services provided by iHeart.  Such day-to-day cash management services relate only to our cash activities and balances in the U.S. and exclude any day-to-day cash activities and balances within our non-U.S. subsidiaries.  However, these cash management services do include all repatriations of excess cash held by our non-U.S. subsidiaries.  At September 30, 2014 and December 31, 2013, the asset recorded in “Due from iHeartCommunications” on our consolidated balance sheet was $876.0 million and $879.1 million, respectively.  At September 30, 2014, we had no borrowings under the cash management note to iHeart.

The Due from iHeartCommunications Note previously was the subject of litigation.  Pursuant to the terms of the settlement of that litigation, our board of directors established a committee for the specific purpose of monitoring the Due from iHeartCommunications Note.  That committee has the non-exclusive authority, pursuant to the terms of its charter, to demand payments under the Due from iHeartCommunications Note under certain specified circumstances tied to iHeart’s liquidity or the amount outstanding under the Due from iHeartCommunications Note as long as we make a simultaneous dividend equal to the amount so demanded.  On August 11, 2014, in accordance with the terms of its charter, (i) that committee demanded repayment of $175 million outstanding under the Due from iHeart Communications Note on such date and (ii) we paid a special cash dividend in aggregate amount equal to $175 million to our stockholders of record as of August 4, 2014. Approximately 12% of the proceeds from the dividend, or approximately $21 million, was paid to our public stockholders. Following satisfaction of the demand, the balance outstanding under the Due from iHeart Communications Note was reduced by $175 million, which reduced the amount of the Due from iHeartCommunications Note available to us as a source of liquidity.

The net interest income for the nine months ended September 30, 2014 and 2013 was $45.0 million and $39.4 million, respectively.  At September 30, 2014 and December 31, 2013, the fixed interest rate on the Due from iHeartCommunications Note was 6.5%, which is equal to the fixed interest rate on the CCWH senior notes. On October 23, 2013, in accordance with the terms of the settlement of derivative litigation previously filed by our stockholders, the interest rate on the Due from iHeartCommunications Note was amended such that if the outstanding balance on the Due from iHeartCommunications Note exceeds $1.0 billion and under certain other circumstances tied to iHeart’s liquidity, the rate will be variable but will in no event be less than 6.5% nor greater than 20%.

Our working capital requirements and capital for general corporate purposes, including acquisitions and capital expenditures, may be provided to us pursuant to repayment of the Due from iHeartCommunications Note or by iHeart, in its sole discretion.  If we are unable to obtain financing from iHeart, we may need to obtain additional financing from banks or other lenders, or through public offerings or private placements of debt or equity, strategic relationships or other arrangements at some future date.  As stated above, we may be unable to successfully obtain additional debt or equity financing on satisfactory terms or at all.

As long as iHeart maintains a significant interest in us, pursuant to the Master Agreement between iHeart and us, iHeart will have the option to limit our ability to incur debt or issue equity securities, among other limitations, which could adversely affect our ability to meet our liquidity needs.  Under the Master Agreement with iHeart, we are limited in our borrowings from third parties to no more than $400.0 million at any one time outstanding, without the prior written consent of iHeart.

Clear Channel Worldwide Holdings Senior Notes

As of September 30, 2014, CCWH senior notes represented $2.7 billion aggregate principal amount of indebtedness outstanding, which consisted of $735.75 million aggregate principal amount of 6.5% Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and $1,989.25 million aggregate principal amount of 6.5% Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes” and, together with the Series A CCWH Senior Notes, the “CCWH Senior Notes”). The CCWH Senior Notes are guaranteed by us, Clear Channel Outdoor, Inc. (“CCOI”) and certain of our direct and indirect subsidiaries.

The Series A CCWH Senior Notes indenture and Series B CCWH Senior Notes indenture restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test. In order to incur (i) additional indebtedness under this test, our debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively, and (ii) additional indebtedness that is subordinated to the CCWH Senior Notes under this test, our debt to adjusted EBITDA ratios (as defined by the indentures) must not be lower than 7.0:1 for total debt. The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B CCWH Senior Notes indenture also permits us to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if our debt to adjusted EBITDA ratios (as defined by the indentures) are lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively. The Series A CCWH Senior Notes indenture does not limit our ability to pay dividends. The Series B CCWH Senior Notes indenture contains certain exceptions that allow us to pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by us of amounts outstanding under the Revolving Promissory Note issued by iHeart to us.

Consolidated leverage ratio, defined as total debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 6.4:1 at September 30, 2014, and senior leverage ratio, defined as senior debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 3.6:1 at September 30, 2014. As required by the definition of EBITDA in the CCWH Senior Notes indentures, our EBITDA for the preceding four quarters of $766.6 million is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense), net, plus share-based compensation, and is further adjusted for the following: (i) costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses; (iii) non-cash charges; and (iv) various other items.

The following table reflects a reconciliation of EBITDA (as defined by the CCWH Senior Notes indentures) to operating income and net cash provided by operating activities for the four quarters ended September 30, 2014:

Four Quarters Ended
(In Millions)	September 30, 2014
EBITDA (as defined by the CCWH Senior Notes indentures)	$766.6
Less adjustments to EBITDA (as defined by the CCWH Senior Notes indentures):
Cost incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees, and other permitted activities	(37.7)
Extraordinary, non-recurring or unusual gains or losses or expenses (as referenced in the definition of EBITDA in the CCWH Senior Notes indentures)	(18.4)
Non-cash charges	(22.4)
Other items	(6.3)
Less: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	(407.7)
Operating income	274.1
Plus: Depreciation and amortization, Impairment charges, Other operating income (expense), net, and Share-based compensation expense	407.7
Less: Interest expense	(353.8)
Plus: Interest income on Due from iHeartCommunications Note	59.9
Less: Current income tax benefit	(32.6)
Plus: Other income, net	16.9
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	(2.1)
Change in assets and liabilities, net of assets acquired and liabilities assumed	(17.7)
Net cash provided by operating activities	$352.4

Clear Channel Worldwide Holdings Senior Subordinated Notes

As of September 30, 2014, CCWH Subordinated Notes represented $2.2 billion of aggregate principal amount of indebtedness outstanding, which consist of $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes”).

The Series A CCWH Subordinated Notes indenture and Series B CCWH Subordinated Notes indenture restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test. In order to incur additional indebtedness under this test, our debt to adjusted EBITDA ratio (as defined by the indentures) must be lower than 7.0:1. The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B CCWH Subordinated Notes indenture also permits us to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if our debt to adjusted EBITDA ratios (as defined by the indentures) is lower than 7.0:1. The Series A CCWH Senior Subordinated Notes indenture does not limit our ability to pay dividends. The Series B CCWH Subordinated Notes indenture contains certain exceptions that allow us to pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by us of amounts outstanding under the Revolving Promissory Note issued by iHeart to us.

Senior Revolving Credit Facility Due 2018

We have a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital, to issue letters of credit and for other general corporate purposes.  At September 30, 2014, there were no amounts outstanding under the revolving credit facility, and $60.9 million of letters of credit under the revolving credit facility, which reduce availability under the facility.

Other Debt

Other debt consists primarily of loans with international banks.  At September 30, 2014, approximately $14.1 million was outstanding as other debt.

iHeart’s Debt Covenants

iHeart’s senior secured credit facility contains a significant financial covenant which requires iHeart to comply on a quarterly basis with a financial covenant limiting the ratio of its consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA (as defined by iHeart’s senior secured credit facility) for the preceding four quarters.  The maximum ratio under this financial covenant is currently set at 9.00:1 and reduces to 8.75:1 for the four quarters ended December 31, 2014.  In its Quarterly Report on Form 10-Q filed with the SEC on October 28, 2014, iHeart stated that it was in compliance with this covenant as of September 30, 2014.

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

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported net income of $2.1 million and $12.9 million for the three and nine months ended September 30, 2014, respectively.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net income for the three months ended September 30, 2014 by $0.2 million and we estimate that our net income for the nine months ended September 30, 2014 would have decreased by $1.3 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three and nine months ended September 30, 2014 would have increased our net income for the three and nine months ended September 30, 2014 by corresponding amounts.

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

•         our relationship with iHeart, including its ability to elect all of the members of our Board of Directors and its ability as our controlling stockholder to determine the outcome of matters submitted to our stockholders and certain additional matters governed by intercompany agreements between us;

•         the impact of the above and similar factors on iHeart, our primary direct or indirect external source of capital, which could have a significant need for capital in the future; and

•         certain other factors set forth in our other filings with the Securities and Exchange Commission.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Los Angeles Litigation

                In 2008, Summit Media, LLC, one of the Company’s competitors, sued the City of Los Angeles (the “City”), Clear Channel Outdoor, Inc. and CBS Outdoor in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties and pursuant to which Clear Channel Outdoor, Inc. had taken down existing billboards and converted 83 existing signs from static displays to digital displays.  In 2009 the Los Angeles Superior Court ruled that the settlement agreement constituted an ultra vires act of the City, and nullified its existence.  After further proceedings, on April 12, 2013 the Los Angeles Superior Court invalidated 82 digital modernization permits issued to Clear Channel Outdoor, Inc. (77 of which displays were operating at the time of the ruling), and Clear Channel Outdoor, Inc. was required to turn off the electrical power to all affected digital displays on April 15, 2013.  The digital display structures remain intact but digital displays are currently prohibited in the City.  Clear Channel Outdoor, Inc. is seeking permits under the existing City sign code to either wrap the LED faces with vinyl or convert the LED faces to traditional static signs, and has obtained a number of such permits.  Clear Channel Outdoor, Inc. is also pursuing a new ordinance to permit digital signage in the City.

Item 1A.  Risk Factors

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013.  There have not been any material changes in the risk factors disclosed in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the purchases made during the quarter ended September 30, 2014 by or on behalf of us or an affiliated purchaser of shares of our Class A common stock registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 30	399	$8.21	-	-	(2)
August 1 through August 31	715	6.94	-	-	(2)
September 1 through September 30	20,232	7.02	-	-	(2)
Total	21,346	$7.04	-	$82,934,423	(2)

(1)        The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended September 30, 2014 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

(2)        On August 9, 2010, iHeart announced that its board of directors approved a stock purchase program under which iHeart or its subsidiaries may purchase up to an aggregate of $100 million of our Class A common stock and/or the Class A common stock of iHeartMedia. No shares of our Class A common stock or iHeartMedia’s Class A common stock were purchased under the stock purchase program during the quarter ended September 30, 2014.  During 2011, a subsidiary of iHeart purchased $16,372,690 of our Class A common stock (1,553,971 shares) in open market purchases.  During 2012, a subsidiary of iHeart purchased $692,887 of the Class A common stock of iHeartMedia (111,291 shares) under the stock purchase program.  As a result of these purchases of shares of the Class A common stock of iHeartMedia and our Class A common stock, an aggregate of $82,934,423 remains available under the stock purchase program to purchase the Class A common stock of iHeartMedia and/or our Class A common stock.  The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at iHeart’s discretion.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1

Settlement Agreement, dated July 14, 2014, by and between Clear Channel International Limited and Jonathan D. Bevan (incorporated by reference to Exhibit 10.1 to the Clear Channel Holdings, Inc. Form 8-K filed on July 18, 2014).

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

October 28, 2014                                                 /s/  SCOTT D. HAMILTON

                                                                                                Scott D. Hamilton

                                                                                                Senior Vice President, Chief Accounting Officer and

                                                                                                Assistant Secretary