Form 10-K
period 2014-12-31
Clear Channel Outdoor Holdings, Inc.
filed 2015-02-19
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]          Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 2014, or

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

As of June 30, 2014, the aggregate market value of the common stock beneficially held by non-affiliates of the registrant was approximately $344.7 million based on the closing sales price of the Class A common stock as reported on the New York Stock Exchange.

On February 11, 2015, there were 45,224,681 outstanding shares of Class A common stock (excluding 229,943 shares held in treasury) and 315,000,000 outstanding shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for the 2015 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

INDEX TO FORM 10-K

Page

Number

PART I

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases

PART III

Item 10.       Directors, Executive Officers and Corporate Governance............................................................................................................ 101

Item 11.       Executive Compensation.................................................................................................................................................................... 102

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related

PART IV

Item 15.       Exhibits and Financial Statement Schedules................................................................................................................................... 106

PART I

ITEM 1.  Business

The Company

Clear Channel Outdoor Holdings, Inc. (“the Company”), a Delaware corporation, provides clients with advertising opportunities through billboards, street furniture displays, transit displays and other out-of-home advertising displays, such as wallscapes, and spectaculars, which we own or operate in key markets worldwide.  Our business consists of two reportable operating segments:  Americas and International.  As of December 31, 2014, we owned or operated more than 640,000 advertising displays worldwide.  For the year ended December 31, 2014, we generated consolidated revenue of approximately $3.0 billion, with $1.3 billion and $1.7 billion from our Americas and International segments, respectively.

Our History

We were incorporated in August 1995 under the name “Eller Media Company.”  In 1997, Clear Channel Communications, Inc. (“Clear Channel Communications”) now iHeartCommunications, Inc. (“iHeartCommunications”), our parent company, entered the outdoor advertising industry with its acquisition of Eller Media Company.  We changed our name to Clear Channel Outdoor Holdings, Inc. in August 2005.

On November 11, 2005, we became a publicly traded company through an initial public offering, or IPO, in which we sold 10%, or 35.0 million shares, of our Class A common stock.  Prior to our IPO, we were an indirect wholly-owned subsidiary of iHeartCommunications.  As of December 31, 2014, iHeartCommunications owned all of our outstanding shares of Class B common stock and 6,553,971 shares of our Class A common stock, collectively representing approximately 89% of the outstanding shares of our common stock and approximately 99% of the total voting power of our common stock.

Prior to or at the time of our IPO, we entered into agreements with iHeartCommunications that govern the relationship between iHeartCommunications and us and provide for, among other things, the provision of services by iHeartCommunications to us and the allocation of employee benefit, tax and other liabilities and obligations attributable to our operations.  These agreements include the Master Agreement, Corporate Services Agreement, Employee Matters Agreement and Tax Matters Agreement.  All of the agreements relating to our ongoing relationship with iHeartCommunications were made in the context of a parent-subsidiary relationship and the terms of these agreements may be more or less favorable to us than if they had been negotiated with unaffiliated third parties.

iHeartCommunications has the right to terminate these agreements in various circumstances.  As of the date of the filing of this report, no notice of termination of any of these agreements has been received from iHeartCommunications.

As long as iHeartCommunications continues to own shares of our common stock representing more than 50% of the total voting power of our common stock, it will have the ability to direct the election of all members of our Board of Directors and, therefore, to exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations, our acquisition or disposition of assets, our incurrence of indebtedness, our issuance of any additional common stock or other equity securities, our repurchase or redemption of common stock or any preferred stock, if applicable, and our payment of dividends.  Similarly, iHeartCommunications will have the power to determine the outcome of matters submitted to a vote of our stockholders, including the power to prevent an acquisition or any other change in control, and to take other actions that might be favorable to iHeartCommunications.

On July 30, 2008, iHeartCommunications completed its merger with a subsidiary of CC Media Holdings, Inc. (“CC Media Holdings”) now iHeartMedia, Inc. (“iHeartMedia”), a company formed by a group of private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P.  iHeartCommunications is now owned indirectly by iHeartMedia.

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

Our corporate headquarters are in San Antonio, Texas and we have executive offices in New York, New York. Our headquarters are located at 200 East Basse Road, San Antonio, Texas 78209 (telephone: 210-832-2828).

Our Business Segments

We have two reportable business segments, Americas outdoor advertising (“Americas”) and International outdoor advertising (“International”), which represented 42% and 58% of our 2014 revenue, respectively.

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

Americas Outdoor Advertising

We are one of the largest outdoor advertising companies in North America (based on revenues), which includes the United States and Canada.  Approximately 95% of our revenue in our Americas segment was derived from the United States in each of the years ended December 31, 2014, 2013 and 2012.  We own or operate approximately 103,000 display structures in our Americas segment with operations in 45 of the 50 largest markets in the United States, including all of the 20 largest markets.

Our Americas assets consist of traditional and digital billboards, street furniture and transit displays, airport displays, and wallscapes and other spectaculars, which we own or operate under lease management agreements. Our Americas business is focused on metropolitan areas with dense populations.

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

Promote Outdoor Media Spending.  Given the attractive industry fundamentals of outdoor media and our depth and breadth of relationships with both local and national advertisers, we believe we can drive outdoor advertising's share of total media spending by using our dedicated national sales team to highlight the value of outdoor advertising relative to other media.  Outdoor advertising only represented 4% of total dollars spent on advertising in the United States in 2014. We have made and continue to make significant investments in research tools that enable our clients to better understand how our displays can successfully reach their target audiences and promote their advertising campaigns. Also, we are working closely with clients, advertising agencies and other diversified media companies to develop more sophisticated systems that will provide improved audience metrics for outdoor advertising.  For example, we have implemented the TAB Out of Home Ratings audience measurement system which: (1) separately reports audiences for billboards, posters, junior posters, transit shelters and phone kiosks, (2) reports for geographically sensitive reach and frequency, (3) provides granular detail, reporting individual out of home units in over 200 designated market areas, (4) provides detailed demographic data comparable to other media, and (5) provides true commercial ratings based on people who see the advertising.

Continue to Deploy Digital Displays.  Digital outdoor advertising provides significant advantages over traditional outdoor media. Our electronic displays are linked through centralized computer systems to instantaneously and simultaneously change advertising copy on a large number of displays, allowing us to sell more advertising opportunities to advertisers. The ability to change copy by time of day and quickly change messaging based on advertisers’ needs creates additional flexibility for our customers. Although digital displays require more capital to construct compared to traditional bulletins, the advantages of digital allow us to penetrate new accounts and categories of advertisers, as well as serve a broader set of needs for existing advertisers. Digital displays allow for high-frequency, 24-hour advertising changes in high-traffic locations and allow us to offer our clients optimal flexibility, distribution, circulation and visibility. We expect this trend to continue as we increase our quantity of digital inventory. As of December 31, 2014, we have deployed more than 1,100 digital billboards in 37 markets in the United States.

Sources of Revenue

Americas generated 42%, 44% and 43% of our revenue in 2014, 2013 and 2012, respectively.  Americas revenue is derived from the sale of advertising copy placed on our traditional and digital displays.  Our display inventory consists primarily of billboards, street furniture displays and transit displays.  The margins on our billboard contracts, including those related to digital billboards, tend to be higher than those on contracts for other displays, due to their greater size, impact and location along major roadways that are highly trafficked.  Billboards comprise approximately two-thirds of our display revenues.  The following table shows the approximate percentage of revenue derived from each category for our Americas inventory:

	Year Ended December 31,
	2014	2013	2012
Billboards:
Bulletins	58%	57%	56%
Posters	13%	13%	13%
Street furniture displays	4%	4%	4%
Transit displays	17%	17%	17%
Other displays (1)	8%	9%	10%
Total	100%	100%	100%

(1)       Includes spectaculars and wallscapes.

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

•         Posters.   Digital posters are available in addition to the traditional poster-size and junior poster-size.  Similar to digital bulletins, digital posters display static messages that resemble standard printed posters when viewed, and are linked through centralized computer systems to instantaneously and simultaneously change messages throughout the course of a day.  Traditional posters are approximately 11 feet high by 23 feet wide, and the traditional junior posters are approximately 5 feet high by 11 feet wide.  Advertising copy for traditional posters is digitally printed on a single piece of polyethylene material that is then transported and secured to the poster surfaces.  Advertising copy for traditional junior posters is printed using silk screen, lithographic or digital process to transfer the designs onto paper that is then transported and secured to the poster surfaces.  Posters generally are located in commercial areas on primary and secondary routes near point-of-purchase locations, facilitating advertising campaigns with greater demographic targeting than those displayed on bulletins.  Our poster rates typically are less than our bulletin rates, and our client contracts for posters generally have terms ranging from four weeks to one year.  Premiere displays, which consist of premiere panels and squares, are innovative hybrids between bulletins and posters that we developed to provide our clients with an alternative for their targeted marketing campaigns.  The premiere displays use one or more poster panels, but with vinyl advertising stretched over the panels similar to bulletins.  Our intent is to combine the creative impact of bulletins with the additional reach and frequency of posters.

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

Transit Displays

Our transit displays are advertising surfaces on various types of vehicles or within transit systems, including on the interior and exterior sides of buses, trains, trams, and within the common areas of rail stations and airports, and are available in both traditional and digital formats.  Similar to street furniture, contracts for the right to place our displays on such vehicles or within such transit systems and to sell advertising space on them generally are awarded by public transit authorities in competitive bidding processes or are negotiated with private transit operators.  Generally, these contracts have terms ranging up from five to ten years.  Our client contracts for transit displays generally have terms ranging from four weeks to one year.

Other Displays

The balance of our display inventory consists of spectaculars and wallscapes.  Spectaculars are customized display structures that often incorporate video, multidimensional lettering and figures, mechanical devices and moving parts and other embellishments to create special effects.  The majority of our spectaculars are located in Times Square in New York City, the Gardiner Expressway in Toronto, and the Fashion Show Mall and Miracle Mile Shops in Las Vegas.  Client contracts for spectaculars typically have terms of one year or longer.  A wallscape is a display that drapes over or is suspended from the sides of buildings or other structures.  Generally, wallscapes are located in high-profile areas where other types of outdoor advertising displays are limited or unavailable.  Clients typically contract for individual wallscapes for extended terms.

Advertising Inventory and Markets

As of December 31, 2014, we owned or operated approximately 103,000 display structures in our Americas segment with operations in 45 of the 50 largest markets in the United States, including all of the 20 largest markets.  Therefore, no one property is material to our overall operations.  We believe that our properties are in good condition and suitable for our operations.

Our displays are located on owned land, leased land or land for which we have acquired permanent easements.  The majority of the advertising structures on which our displays are mounted require permits.  Permits are granted for the right to operate an advertising structure as long as the structure is used in compliance with the laws and regulations of the applicable jurisdiction.

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

Client Categories

In 2014, the top five client categories in our Americas segment were retail, business services, media, healthcare and medical, and restaurants.

Competition

The outdoor advertising industry in the Americas segment market is fragmented, consisting of several large companies involved in outdoor advertising, such as OUTFRONT Media Inc. and Lamar Advertising Company, as well as  numerous smaller and local companies operating a limited number of displays in a single market or a few local markets.  We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, online and other forms of advertisement. Outdoor advertising companies compete primarily based on ability to reach consumers, which is driven by location of the display.

International Outdoor Advertising

Our International segment includes our operations in Asia, Australia, Europe and Latin America, with approximately 33% of our revenue in this segment derived from France and the United Kingdom for the years ended December 31, 2014, 2013 and 2012.  As of December 31, 2014, we owned or operated more than 540,000 displays across 26 countries.

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

Continue to Deploy Digital Display Networks.  Internationally, digital out-of-home displays are a dynamic medium which enables our customers to engage in real-time, tactical, topical and flexible advertising.  We will continue our focused and dedicated digital strategy as we remain committed to the digital development of out-of-home communication solutions internationally.  Through our international digital brand, Clear Channel Play, we are able to offer networks of digital displays in multiple formats and multiple environments including bus shelters, airports, transit, malls and flagship locations.  We seek to achieve greater consumer engagement and flexibility by delivering powerful, flexible and interactive campaigns that open up new possibilities for advertisers to engage with their target audiences.  We had more than 4,700 digital displays in 20 countries across Europe, Asia and Latin America as of December 31, 2014.

Sources of Revenue

Our International segment generated 58%, 56% and 57% of our revenue in 2014, 2013 and 2012, respectively.  International outdoor advertising revenue is derived from the sale of traditional advertising copy placed on our display inventory and electronic displays which are part of our network of digital displays.  Our International display inventory consists primarily of street furniture displays, billboards, transit displays and other out-of-home advertising displays. The following table shows the approximate percentage of revenue derived from each inventory category of our International segment:

	Year Ended December 31,
	2014	2013	2012
Street furniture displays	49%	48%	46%
Billboards	22%	23%	26%
Transit displays	9%	9%	8%
Other (1)	20%	20%	20%
Total	100%	100%	100%

(1)     Includes advertising revenue from mall displays, other small displays, and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services, operation of Smartbike programs and production revenue.

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

Advertising Inventory and Markets

As of December 31, 2014, we owned or operated more than 540,000 displays in our International segment, with operations across 26 countries.  Our International display count includes display faces, which may include multiple faces on a single structure, as well as small, individual displays.  As a result, our International display count is not comparable to our Americas display count, which includes only unique displays.  No one property is material to our overall operations.  We believe that our properties are in good condition and suitable for our operations.

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

Client Categories

In 2014, the top five client categories in our International segment, based on International revenue derived from these categories, were retail, food and food products, telecommunications, automotive, accessories, and equipment, and fashion/apparel/clothing/footwear/jewelry.

Competition

The international outdoor advertising industry is fragmented, consisting of several large companies involved in outdoor advertising, such as JCDecaux and ExterionMedia, as well as numerous smaller and local companies operating a limited number of displays in a single market or a few local markets.  We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, online and other forms of advertisement.  Outdoor companies compete primarily based on ability to reach consumers, which is driven by location of the display.

Employees

As of December 31, 2014, we had approximately 1,700 domestic employees and approximately 4,700 international employees, of which approximately 5,600 were in direct operations and 800 were in administrative or corporate related activities. Approximately 100 of our employees are subject to collective bargaining agreements in their respective countries. We are a party to numerous collective bargaining agreements, none of which represent a significant number of employees.  We believe that our relationship with our employees is good.

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

We performed impairment tests on our goodwill and other intangible assets during the fourth quarter of 2014, 2013 and 2012 and recorded non-cash impairment charges of $3.5 million, $13.2 million and $37.7 million, respectively.  Although we believe we have made reasonable estimates and used appropriate assumptions to calculate the fair value of our billboard permits and reporting units, it is possible a material change could occur.  If actual market conditions and operational performance for the respective reporting units underlying the intangible assets were to deteriorate, or if facts and circumstances change that would more likely than not reduce the estimated fair value of the indefinite-lived assets or goodwill for these reporting units below their adjusted carrying amounts, we may also be required to recognize additional impairment charges in future periods, which could have a material impact on our financial condition and results of operations.

To service our debt obligations and to fund capital expenditures, we will require a significant amount of cash to meet our needs, which depends on many factors beyond our control

Our ability to service our debt obligations and to fund capital expenditures for display construction, renovation or maintenance will require a significant amount of cash.  Our primary source of liquidity is cash on hand, cash flow from operations and the revolving promissory note with iHeartCommunications.  Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flow from operations, any available borrowing capacity under the senior revolving credit facility and borrowing capacity under or repayment of amounts outstanding under the revolving promissory note with iHeartCommunications will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next twelve months.  However, our ability to fund our working capital, capital expenditures, debt service and other obligations depends on our future operating performance and cash from operations and other liquidity-generating transactions, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control. If our future operating performance does not meet our expectation or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing.  In addition, the purchase price of possible acquisitions, capital expenditures for deployment of digital billboards and/or other strategic initiatives could require additional indebtedness or equity financing on our part.  Adverse securities and credit market conditions could significantly affect the availability of equity or debt financing. Consequently, there can be no assurance that such financing, if permitted under the terms of our financing agreements, will be available on terms acceptable to us or at all. The inability to obtain additional financing in such circumstances could have a material adverse effect on our financial condition and on our ability to meet our obligations or pursue strategic initiatives. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.

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

Our business is dependent on our management team and other key individuals

Our business is dependent upon the performance of our management team and other key individuals.  A number of key individuals have joined us or assumed increased responsibilities over the past several years, including Robert W. Pittman, who became our Executive Chairman on October 2, 2011, C. William Eccleshare, who was promoted to be our Chief Executive Officer on January 24, 2012, and Richard J. Bressler, who became our Chief Financial Officer on July 29, 2013.  Although we have entered into agreements with some members of our management team and certain other key individuals, we can give no assurance that all or any of our management team and other key individuals will remain with us, or that we won’t continue to make changes to the composition of, and the roles and responsibilities of, our management team. Competition for these individuals is intense and many of our key employees are at-will employees who are under no legal obligation to remain with us, and may decide to leave for a variety of personal or other reasons beyond our control. We are currently contemplating modifying certain roles and responsibilities of specified members of our management team to more align with their operational focus.  If members of our management or key individuals decide to leave us in the future, if we decide to make further changes to the composition of, or the roles and responsibilities of, these individuals, or if we are not successful in attracting, motivating and retaining other key employees, our business could be adversely affected.

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

If our security measures are breached, we could lose valuable information, suffer disruptions to our business, and incur expenses and liabilities including damages to our relationships with business partners and advertisers

Although we have implemented physical and electronic security measures to protect against the loss, misuse and alteration of our websites, digital assets and proprietary business information as well as, consumer, business partner and advertiser personally identifiable information, no security measures are perfect and impenetrable and we may be unable to anticipate or prevent unauthorized access.  A security breach could occur due to the actions of outside parties, employee error, malfeasance or a combination of these or other actions.  If an actual or perceived breach of our security occurs, we could lose competitively sensitive business information or suffer disruptions to our business operations, information processes or internal controls.  In addition, the public perception of the effectiveness of our security measures or services could be harmed; we could lose consumers, business partners and advertisers.  In the event of a security breach, we could suffer financial exposure in connection with remediation efforts, investigations and legal proceedings and changes in our security and system protection measures.

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

Risks Related to Our Relationship with iHeartCommunications

Because iHeartCommunications controls substantially all of the total voting power of our common stock, investors will not be able to affect the outcome of any stockholder vote

As of December 31, 2014, iHeartCommunications indirectly owned (1) all of our outstanding shares of Class B common stock and (2) 6,553,971 shares of our Class A common stock, collectively representing approximately 89% of the outstanding shares of our common stock.  Each share of our Class B common stock entitles its holder to 20 votes and each share of our Class A common stock entitles its holder to one vote on all matters on which stockholders are entitled to vote.  As a result, as of December 31, 2014, iHeartCommunications controlled approximately 99% of the total voting power of our common stock.

On January 7, 2015, a subsidiary of iHeartCommunications purchased an additional 2,000,000 shares of our Class A common stock, increasing iHeartCommunications’ collective holdings to slightly less than 90% of the outstanding shares of our common stock.

As long as iHeartCommunications continues to own shares of our common stock representing more than 50% of the total voting power of our common stock, it will have the ability to direct the election of all members of our board of directors and, therefore, to exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations, our acquisition or disposition of assets, our incurrence of indebtedness, our issuance of any additional common stock or other equity securities, our repurchase or redemption of common stock or preferred stock, if applicable, and our payment of dividends in certain situations.  Similarly, iHeartCommunications will have the power to determine the outcome of matters submitted to a vote of our stockholders, including the power to prevent an acquisition or any other change in control.  Because iHeartCommunications’ interests as our controlling stockholder may differ from other stockholders’ interests, actions taken by iHeartCommunications with respect to us may not be favorable to all stockholders.

Our agreements with iHeartCommunications impose obligations on, and iHeartCommunications’ financing agreements effectively impose restrictions on, our ability to finance operations and capital needs, make acquisitions and engage in other business activities

We have entered into a Master Agreement, a Corporate Services Agreement, a Tax Matters Agreement, a Trademark License Agreement and a number of other agreements with iHeartCommunications setting forth various matters governing our relationship with iHeartCommunications while it remains a significant stockholder in us.  These agreements allow iHeartCommunications to retain control over many aspects of our operations.  We are not able to terminate these agreements or amend them in a manner we deem more favorable so long as iHeartCommunications continues to own shares of our common stock representing more than 50% of the total voting power of our common stock.  iHeartCommunications’ financing agreements also impose a number of restrictions on us.

Pursuant to the Corporate Services Agreement, we are obligated to use various corporate services provided by iHeartCommunications and its affiliates, including treasury, payroll and other financial services, certain executive officer services, human resources and employee benefit services, legal services, information systems and network services and procurement and sourcing support.  Also pursuant to the Corporate Services Agreement, substantially all of the cash generated from our domestic Americas operations is transferred daily into accounts of iHeartCommunications (after satisfying our controlled disbursement accounts and the funding requirements of the trustee accounts under the senior notes and the senior subordinated notes issued by Clear Channel Worldwide Holdings, Inc., an indirect, wholly-owned subsidiary of ours), where funds of ours and of iHeartCommunications are commingled, and recorded as “Due from/to iHeartCommunications” on the consolidated balance sheet.  Net amounts owed between us and iHeartCommunications are evidenced by revolving promissory notes.  We do not have any material committed external sources of capital independent from iHeartCommunications, and iHeartCommunications is not required to provide us with funds to finance our working capital or other cash requirements. In addition, we have no access to the cash transferred from us to iHeartCommunications other than our right to demand payment by iHeartCommunications’ of the amounts owed to us under the revolving promissory note.

The “Due from iHeartCommunications” note previously was the subject of derivative litigation filed by our stockholders in the Delaware Court of Chancery.  Pursuant to the terms of the settlement, our board of directors established a committee for the specific purpose of monitoring the Due from iHeartCommunications note.  That committee has the non-exclusive authority to demand payments under the Due from iHeartCommunications note under certain specified circumstances tied to iHeartCommunications’ liquidity or the amount outstanding under the Due from iHeartCommunications note as long as our board of directors declares a simultaneous dividend equal to the amount so demanded.  Any future repayments and simultaneous dividends would further reduce the amount of the Due from iHeartCommunications note asset that is available to us as a source of liquidity for ongoing working capital, capital expenditure, debt service and other funding requirements.

If iHeartCommunications were to become insolvent, we would be an unsecured creditor of iHeartCommunications.  In such event, we would be treated the same as other unsecured creditors of iHeartCommunications and, if we were not entitled to amounts outstanding under such note, or could not obtain such cash on a timely basis, we could experience a liquidity shortfall.  At December 31, 2014 and 2013, the asset recorded in “Due from iHeartCommunications” on the consolidated balance sheet was $947.8 million and $879.1 million, respectively.

In addition, the Master Agreement and, in some cases, iHeartCommunications’ financing agreements, include restrictive covenants that, among other things, restrict our ability to:

•         issue any shares of capital stock or securities convertible into capital stock;

•         incur additional indebtedness;

•         make certain acquisitions and investments;

•         repurchase our stock;

•         dispose of certain assets; and

•         merge or consolidate.

The rights of iHeartCommunications under these agreements may allow iHeartCommunications to delay or prevent an acquisition of us that our other stockholders may consider favorable.  In addition, the restrictions contained in these agreements limit our ability to finance operations and capital needs, make acquisitions or engage in other business activities, including our ability to grow and increase our revenue or respond to competitive changes.

The terms of our arrangements with iHeartCommunications may be more favorable than we would be able to obtain from an unaffiliated third party, and we may be unable to replace the services iHeartCommunications provides us in a timely manner or on comparable terms

We negotiated our arrangements with iHeartCommunications in the context of a parent-subsidiary relationship prior to the initial public offering of our Class A common stock.  Although iHeartCommunications is contractually obligated to provide us with services during the term of the Corporate Services Agreement, we cannot assure you these services will be sustained at an appropriate level, or that we will be able to replace these services in a timely manner or on comparable terms.  In addition, we cannot provide assurance that the amount we pay iHeartCommunications for the services will be as favorable to us as that which may be available for comparable services provided by unrelated third parties.  Other agreements with iHeartCommunications also govern our relationship with iHeartCommunications and provide for the allocation of employee benefit, tax and other liabilities and obligations attributable to our operations.  The agreements also contain terms and provisions that may be more favorable than terms and provisions we might have obtained in arm’s length negotiations with unaffiliated third parties.  If iHeartCommunications ceases to provide services to us pursuant to those agreements, our costs of procuring those services from third parties may increase.

Conflicts of interest may arise between iHeartCommunications and us that could be resolved in a manner unfavorable to us

Questions relating to conflicts of interest may arise between iHeartCommunications and us in a number of areas relating to our past and ongoing relationships.  iHeartCommunications is owned indirectly by iHeartMedia. Two of our directors serve as directors of iHeartMedia. Three of our other directors are affiliated with iHeartMedia and its stockholders.  In addition, five of our executive officers serve as executive officers of iHeartMedia.

Areas in which conflicts of interest between iHeartCommunications and us could arise include, but are not limited to, the following:

•             Cross officerships, directorships and stock ownership.  The ownership interests of our directors or executive officers in the common stock of iHeartMedia or service as a director or officer of both iHeartMedia and us could create, or appear to create, conflicts of interest when directors and executive officers are faced with decisions that could have different implications for the two companies.  For example, these decisions could relate to: (1) the nature, quality and cost of services rendered to us by iHeartCommunications; (2) disagreement over the desirability of a potential acquisition opportunity; (3) employee retention or recruiting; or (4) our capital structure, including our level of indebtedness and our dividend policy.

•             Intercompany transactions.  From time to time, iHeartCommunications or its affiliates may enter into transactions with us or our subsidiaries or other affiliates.  Although the terms of any such transactions will be established based upon negotiations between employees of iHeartCommunications and us and, when appropriate, subject to the approval of the independent directors on our board or a committee of disinterested directors, there can be no assurance the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in arm’s length negotiations.

•             Intercompany agreements. We have entered into certain agreements with iHeartCommunications pursuant to which it provides us certain management, administrative, accounting, tax, legal and other services, for which we reimburse iHeartCommunications on a cost basis.  In addition, we entered into a number of intercompany agreements covering matters such as tax sharing and our responsibility for certain liabilities previously undertaken by iHeartCommunications for certain of our businesses.  Pursuant to the Corporate Services Agreement between iHeartCommunications and us, we are contractually obligated to utilize the services of certain executive officers of iHeartCommunications as our executive officers until iHeartCommunications owns shares of our common stock representing less than 50% of the total voting power of our common stock, or we provide iHeartCommunications with six months prior written notice of termination.  The terms of these agreements were established while we were a wholly owned subsidiary of iHeartCommunications and were not the result of arm’s length negotiations.  In addition, conflicts could arise in the interpretation or any extension or renegotiation of these existing agreements.

If iHeartCommunications engages in the same type of business we conduct or takes advantage of business opportunities that might be attractive to us, our ability to successfully operate and expand our business may be hampered

Our amended and restated certificate of incorporation provides that, subject to any contractual provision to the contrary, iHeartCommunications will have no obligation to refrain from:

•             engaging in the same or similar business activities or lines of business as us; or

•             doing business with any of our clients, customers or vendors.

In addition, the corporate opportunity policy set forth in our amended and restated certificate of incorporation addresses potential conflicts of interest between our company, on the one hand, and iHeartCommunications or iHeartMedia and its officers and directors who are officers or directors of our company, on the other hand.  The policy provides that if iHeartCommunications or iHeartMedia acquires knowledge of a potential transaction or matter which may be a corporate opportunity for both iHeartCommunications and us, we will have renounced our interest in the corporate opportunity.  It also provides that if one of our directors or officers who is also a director or officer of iHeartCommunications or iHeartMedia learns of a potential transaction or matter that may be a corporate opportunity for both iHeartCommunications and us, we will have renounced our interest in the corporate opportunity, unless that opportunity is expressly offered to that person in writing solely in his or her capacity as our director or officer.

If one of our directors or officers, who also serves as a director or officer of iHeartCommunications or iHeartMedia, learns of a potential transaction or matter that may be a corporate opportunity for both iHeartCommunications and us, our amended and restated certificate of incorporation provides that the director or officer will have no duty to communicate or present that corporate opportunity to us and will not be liable to us or our stockholders for breach of fiduciary duty by reason of iHeartCommunications’ actions with respect to that corporate opportunity.

This policy could result in iHeartCommunications having rights to corporate opportunities in which both we and iHeartCommunications have an interest.

We are a “controlled company” within the meaning of the New York Stock Exchange (“NYSE”) rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements that may not provide as many protections as those afforded to stockholders of other companies

iHeartCommunications owns shares of our common stock representing more than 50% of the total voting power of our common stock and, as a result, we have elected to be treated as a “controlled company” under the NYSE corporate governance standards.  As a controlled company, we are exempt from the provisions of the NYSE’s corporate governance standards requiring that: (1) a majority of our board consists of independent directors; (2) we have a nominating and governance committee composed entirely of independent directors and governed by a written charter addressing the nominating and governance committee’s purpose and responsibilities; and (3) we have a compensation committee composed entirely of independent directors with a written charter addressing the compensation committee’s purpose and responsibilities.  Although we currently have a compensation committee composed entirely of independent directors with a written charter addressing the compensation committee’s purpose and responsibilities, we currently do not have a nominating and governance committee and a majority of our board of directors currently does not consist of independent directors.  We intend to continue using certain of these exemptions and, as a result: (1) we may not create or maintain a nominating and governance committee; (2) the nominating and governance committee (if one is created) and the compensation committee may not consist entirely of independent directors; and (3) our board of directors may not consist of a majority of independent directors.  Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

We do not have control over our tax decisions and could be liable for income taxes owed by iHeartCommunications

As long as iHeartCommunications continues to own shares of our common stock representing at least 80% of the total voting power and value of our common stock, we and certain of our subsidiaries will be included in iHeartCommunications’ consolidated group for U.S. federal income tax purposes for all pre-merger periods and iHeartMedia’s consolidated group for post-merger periods.  In addition, we or one or more of our subsidiaries may be included in the combined, consolidated or unitary tax returns of iHeartCommunications for pre-merger periods and iHeartMedia for post-merger periods or one or more of its subsidiaries for foreign, state and local income tax purposes.  Under the Tax Matters Agreement, we pay to iHeartCommunications the amount of federal, foreign, state and local income taxes that we would be required to pay to the relevant taxing authorities if we and our subsidiaries filed combined, consolidated or unitary tax returns and were not included in the combined, consolidated or unitary tax returns of iHeartCommunications or its subsidiaries.  In addition, by virtue of its controlling ownership and the Tax Matters Agreement, iHeartCommunications effectively controls all of our tax decisions.  The Tax Matters Agreement provides that iHeartCommunications has the sole authority to respond to and conduct all tax proceedings (including tax audits) relating to us, to file all income tax returns on our behalf and to determine the amount of our liability to (or entitlement to payment from) iHeartCommunications under the Tax Matters Agreement.  This arrangement may result in conflicts of interest between iHeartCommunications and us.  For example, under the Tax Matters Agreement, iHeartCommunications is able to choose to contest, compromise, or settle any adjustment or deficiency proposed by the relevant taxing authority in a manner that may be beneficial to iHeartCommunications and detrimental to us.

Moreover, notwithstanding the Tax Matters Agreement, federal law provides that each member of a consolidated group is liable for the group’s entire tax obligation.  Thus, to the extent iHeartCommunications or other members of the group fail to make any United States federal income tax payments required by law, we would be liable for the shortfall.  Similar principles may apply for foreign, state and local income tax purposes where we file combined, consolidated or unitary returns with iHeartCommunications or its subsidiaries for federal, foreign, state and local income tax purposes.

If iHeartCommunications spins off our Class B common stock to the iHeartMedia stockholders, we have agreed in the Tax Matters Agreement to indemnify iHeartCommunications for its tax-related liabilities in certain circumstances

If iHeartCommunications spins off our Class B common stock to the iHeartMedia’s stockholders in a distribution intended to be tax-free under Section 355 of the Internal Revenue Code of 1986, as amended, which we refer to herein as the Code, we have agreed in the Tax Matters Agreement to indemnify iHeartCommunications and its affiliates against any and all tax-related liabilities if such a spin-off fails to qualify as a tax-free distribution (including as a result of Section 355(e) of the Code) due to actions, events or transactions relating to our stock, assets or business, or a breach of the relevant representations or covenants made by us in the Tax Matters Agreement.  If neither we nor iHeartCommunications is responsible under the Tax Matters Agreement for any such spin-off not being tax-free under Section 355 of the Code, we and iHeartCommunications have agreed to each be responsible for 50% of the tax-related liabilities arising from the failure of such a spin-off to so qualify.

Risks Related to Our Class A Common Stock

Our stock ownership by iHeartCommunications, provisions in our agreements with iHeartCommunications and our corporate governance documents and Delaware law may delay or prevent an acquisition of us that our other stockholders may consider favorable, which could decrease the value of your shares of Class A common stock

As long as iHeartCommunications continues to own shares of our common stock representing more than 50% of the total voting power of our common stock, it will have the ability to control decisions regarding an acquisition of us by a third party.  As a controlled company, we are exempt from some of the corporate governance requirements of the NYSE, including the requirement that our board of directors be comprised of a majority of independent directors.  In addition, our amended and restated certificate of incorporation, bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors.  These provisions include restrictions on the ability of our stockholders to remove directors, supermajority voting requirements for stockholders to amend our organizational documents, restrictions on a classified board of directors and limitations on action by our stockholders by written consent.  Some of these provisions, such as the limitation on stockholder action by written consent, only become effective once iHeartCommunications no longer controls us.  In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer.  Delaware law also imposes certain restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding voting stock.  These restrictions under Delaware law do not apply to iHeartCommunications while it retains at least 15% or more of our Class B common stock.  Although we believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics and thereby provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

If iHeartCommunications spins off our Class B common stock to the iHeartMedia stockholders and such shares do not convert into Class A common stock upon a sale or other transfer subsequent to such distribution, the voting rights of our Class A common stock will continue to be disproportionately lower than the voting rights of our Class B common stock

In connection with any distribution of shares of our Class B common stock to iHeartMedia’s common stockholders in a spin-off, iHeartCommunications may elect in its sole discretion whether our Class B common stock so distributed will automatically convert into shares of Class A common stock upon a transfer or sale by the recipient subsequent to the spin-off or whether the Class B common stock will continue as Class B common stock after the distribution.  In the event the Class B common stock does not convert into Class A common stock upon a sale or transfer subsequent to a spin-off, the voting rights of Class A common stock will continue to be disproportionately lower than the voting rights of our Class B common stock.  Therefore, the holders of our Class B common stock will continue to be able to direct the election of all the members of our board of directors and exercise a controlling influence over our business and affairs.

An increase in the concentration of our stock ownership by iHeartCommunications could depress the market price for shares of our Class A common stock

As a result of the significant concentration of our stock ownership, we have a relatively small public float compared to the number of our shares outstanding, which may adversely affect the trading price for our Class A common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.  On August 9, 2010, iHeartCommunications, our indirect parent entity, announced a stock purchase program under which iHeartCommunications or its subsidiaries may purchase up to an aggregate of $100 million of our Class A common stock and/or the Class A common stock of iHeartMedia.  As of December 31, 2014, a subsidiary of iHeartCommunications had purchased 6,553,971 shares of our Class A common stock.  On January 7, 2015, a subsidiary of iHeartCommunications purchased an additional 2,000,000 shares of our Class A common stock.  Future stock purchases under this program would result in additional concentration of our stock ownership and further reduce our public float.

Future sales or distributions of our shares by iHeartCommunications could depress the market price for shares of our Class A common stock

iHeartCommunications may sell all or part of the shares of our common stock it owns or distribute those shares to the iHeartMedia stockholders, including pursuant to demand registration rights described in the Registration Rights Agreement between us and iHeartCommunications. Sales or distributions by iHeartCommunications of substantial amounts of our common stock in the public market or to the iHeartMedia stockholders could adversely affect prevailing market prices for our Class A common stock.  iHeartCommunications has advised us it currently intends to continue to hold all of our common stock it owns.  However, iHeartCommunications is not subject to any contractual obligation that would prohibit it from selling, spinning off, splitting off or otherwise disposing of any shares of our common stock.  Consequently, we cannot assure you iHeartCommunications will maintain its ownership of our common stock.

We currently do not pay regular dividends on our Class A common stock

Other than a special dividend paid by us on March 15, 2012, a special dividend paid by us on November 8, 2013 in connection with the settlement of litigation, and a special dividend paid by us on August 11, 2014, we have never paid dividends on our Class A common stock and are subject to restrictions on our ability to pay dividends should we seek to do so in the future.  We are a holding company with no independent operations and no significant assets other than the stock of our subsidiaries.  We, therefore, are dependent upon the receipt of dividends or other distributions from our subsidiaries to pay dividends.  In addition, Clear Channel Worldwide Holdings, Inc.’s (“CCWH”) senior notes and CCWH’s senior subordinated notes contain restrictions on our ability to pay dividends.  If we elect not to pay dividends in the future or are prevented from doing so, the price of our Class A common stock must appreciate in order to realize a gain on your investment.  This appreciation may not occur.

Risks Related to Our Indebtedness

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful

We have a substantial amount of indebtedness.  At December 31, 2014, we had $4.9 billion of total indebtedness outstanding, including: (1) $2.7 billion aggregate principal amount of CCWH’s senior notes, which mature in November 2022; (2) $2.2 billion aggregate principal amount of CCWH’s senior subordinated notes, which mature in March 2020; and (3) $15.1 million of other debt. This large amount of indebtedness could have negative consequences for us, including, without limitation:

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

The documents governing our indebtedness and iHeartCommunications’ indebtedness contain restrictions that limit our flexibility in operating our business

Our material financing agreements and iHeartCommunications’ material financing agreements contain various covenants restricting, among other things, our ability to:

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

Downgrades in our and iHeartCommunications’ credit ratings may adversely affect our borrowing costs, limit our financing options, reduce our flexibility under future financings and adversely affect our liquidity, and also may adversely impact our business operations

Our and iHeartCommunications’ corporate credit ratings are speculative-grade.  Any reductions in our and iHeartCommunications’ credit ratings could increase our borrowing costs, reduce the availability of financing to us or increase the cost of doing business or otherwise negatively impact our business operations.

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

•         our relationship with iHeartCommunications, including its ability to elect all of the members of our board of directors and its ability as our controlling stockholder to determine the outcome of matters submitted to our stockholders and certain additional matters governed by intercompany agreements between us;

•         the impact of the above and similar factors on iHeartCommunications, our primary direct or indirect external source of capital, which could have a significant need for capital in the future; and

•         certain other factors set forth in our other filings with the Securities and Exchange Commission.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative and is not intended to be exhaustive.  Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our worldwide corporate headquarters is in San Antonio, Texas, where iHeartCommunications owns space in an executive office building and leases a data and administrative service center.  The headquarters of our Americas operations is in Phoenix, Arizona, and the headquarters of our International operations is in London, England.  The types of properties required to support each of our outdoor advertising branches include offices, production facilities and structure sites.  An outdoor branch and production facility is generally located in an industrial or warehouse district. In addition, certain of our executive and other operations are located in New York, New York.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information with respect to our executive officers is presented as of February 19, 2015:

Name	Age	Position
Robert W. Pittman	61	Executive Chairman and Director
C. William Eccleshare	59	Chief Executive Officer
Richard J. Bressler	57	Chief Financial Officer
Steven J. Macri	46	Senior Vice President-Finance
Scott D. Hamilton	45	Senior Vice President, Chief Accounting Officer and Assistant Secretary
Robert H. Walls, Jr.	54	Executive Vice President, General Counsel and Secretary

The officers named above serve until their respective successors are elected and qualified, in each case unless the officer sooner dies, resigns or is removed.

Robert W. Pittman was appointed as our Executive Chairman and a director of ours and as Chief Executive Officer and a director of iHeartMedia and iHeartCommunications on October 2, 2011.  He was appointed as Chairman of iHeartMedia and iHeartCommunications on May 17, 2013. He also was appointed as Chairman and Chief Executive Officer and a member of the board of managers of iHeartMedia Capital I, LLC, a subsidiary of iHeartMedia and iHeartCommunications, on April 26, 2013.  Prior to October 2, 2011, Mr. Pittman served as Chairman of Media and Entertainment Platforms for iHeartMedia and iHeartCommunications since November 2010. He has been a member of, and an investor in, Pilot Group, a private equity investment company, since April 2003. Mr. Pittman was formerly Chief Operating Officer of AOL Time Warner, Inc. from May 2002 to July 2002. He also served as Co-Chief Operating Officer of AOL Time Warner, Inc. from January 2001 to May 2002, and earlier, as President and Chief Operating Officer of America Online, Inc. from February 1998 to January 2001. Mr. Pittman serves on the boards of numerous charitable organizations, including the Alliance for Lupus Research, the New York City Ballet, the Rock and Roll Hall of Fame Foundation and the Robin Hood Foundation, where he has served as past Chairman.

C. William Eccleshare was appointed as our Chief Executive Officer and as Chief Executive Officer—Outdoor of iHeartMedia and iHeartCommunications on January 24, 2012.  He also was appointed as Chief Executive Officer—Outdoor of iHeartMedia Capital I, LLC on April 26, 2013.  Prior to January 24, 2012, he served as Chief Executive Officer—International of ours since September 1, 2009 and as Chief Executive Officer—Clear Channel Outdoor—International of iHeartMedia and iHeartCommunications since February 17, 2011.  Previously, he was Chairman and CEO of BBDO EMEA from 2005 to 2009.  Prior thereto, he was Chairman and CEO of Young & Rubicam EMEA since 2002.

Richard J. Bressler was appointed as our Chief Financial Officer and as President and Chief Financial Officer of iHeartMedia, iHeartCommunications and iHeartMedia Capital I, LLC on July 29, 2013. Prior thereto, Mr. Bressler was a Managing Director at Thomas H Lee Partners, L.P. (“THL”). Prior to joining THL, Mr. Bressler was the Senior Executive Vice President and Chief Financial Officer of Viacom, Inc. from 2001 through 2005. He also served as Chairman and Chief Executive Officer of Time Warner Digital Media and, from 1995 to 1999, was Executive Vice President and Chief Financial Officer of Time Warner Inc. Prior to joining Time Inc. in 1988, Mr. Bressler was a partner with the accounting firm of Ernst & Young LLP since 1979. Mr. Bressler also currently is a director of iHeartMedia, iHeartCommunications and Gartner, Inc., a member of the board of managers of iHeartMedia Capital I, LLC and a board observer at Univision Communications Inc.  Mr. Bressler previously served as a member of the board of directors of American Media Operations, Inc., Nielsen Holdings B.V. and Warner Music Group Corp. and as a member of the J.P. Morgan Chase National Advisory Board. Mr. Bressler holds a B.B.A. in Accounting from Adelphi University.

Steven J. Macri was appointed as the Senior Vice President-Finance of iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommunications and Clear Channel Outdoor Holdings, Inc. on September 9, 2014.  Prior thereto, Mr. Macri served as the chief financial officer of the company’s iHeartMedia division from October 7, 2013, a position he still holds.  Prior to joining the company, Mr. Macri served as Chief Financial Officer for LogicSource Inc., from March 2012 to September 2013.  Prior to joining LogicSource, Mr. Macri was Executive Vice President and Chief Financial Officer at Warner Music Group Corp. from September 2008 to December 2011 and prior thereto served as Controller and Senior Vice President-Finance from February 2005 to August 2008.

Scott D. Hamilton was appointed as our Senior Vice President, Chief Accounting Officer and Assistant Secretary and as Senior Vice President, Chief Accounting Officer and Assistant Secretary of iHeartMedia and iHeartCommunications on April 26, 2010.  He also was appointed as Senior Vice President, Chief Accounting Officer and Assistant Secretary of iHeartMedia Capital I, LLC on April 26, 2013.  Prior to April 26, 2010, Mr. Hamilton served as Controller and Chief Accounting Officer of Avaya Inc. (“Avaya”), a multinational telecommunications company, from October 2008 to April 2010.  Prior thereto, Mr. Hamilton served in various accounting and finance positions at Avaya, beginning in October 2004.  Prior thereto, Mr. Hamilton was employed by PricewaterhouseCoopers from September 1992 until September 2004 in various roles including audit, transaction services and technical accounting consulting.

Robert H. Walls, Jr. was appointed as our Executive Vice President, General Counsel and Secretary and as Executive Vice President, General Counsel and Secretary of iHeartMedia and iHeartCommunications on January 1, 2010.  He also was appointed as Executive Vice President, General Counsel and Secretary of iHeartMedia Capital I, LLC on April 26, 2013.  On March 31, 2011, Mr. Walls was appointed to serve in the newly-created Office of the Chief Executive Officer for us, iHeartMedia and iHeartCommunications, in addition to his existing offices.  Mr. Walls served in the Office of the Chief Executive Officer for us until January 24, 2012 and served in the Office of the Chief Executive Officer for iHeartMedia and iHeartCommunications until October 2, 2011.  Mr. Walls was a founding partner of Post Oak Energy Capital, LP and served as Managing Director through December 31, 2009, and remains an advisor to Post Oak Energy Capital, LP.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our Class A common stock trade on the New York Stock Exchange (“NYSE”) under the symbol “CCO.”  There were 75 stockholders of record as of February 3, 2015.  This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.  The following table sets forth, for the calendar quarters indicated, the reported high and low sales prices of our Class A common stock as reported on the NYSE:

	Class A Common Stock Market Price			Class A Common Stock Market Price
	High	Low		High	Low
2014			2013
First Quarter................	$10.35	$8.89	First Quarter..................	$7.88	$6.84
Second Quarter...........	9.14	7.90	Second Quarter.............	8.75	7.02
Third Quarter..............	7.70	6.74	Third Quarter................	8.21	7.14
Fourth Quarter............	10.59	6.34	Fourth Quarter..............	10.69	8.20

There is no established public trading market for our Class B common stock.  There were 315,000,000 shares of our Class B common stock outstanding on February 3, 2015.  iHeartCommunications indirectly holds all of the shares of Class B common stock outstanding and a portion of the shares of Class A common stock outstanding, representing slightly less than 90% of the shares outstanding and approximately 99% of the voting power.  The holders of our Class A common stock and Class B common stock have identical rights, except holders of our Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to 20 votes per share.  The shares of Class B common stock are convertible, at the option of the holder at any time or upon any transfer, into shares of Class A common stock on a one-for-one basis, subject to certain limited exceptions.

Dividend Policy

On March 15, 2012, we paid a special dividend in an amount equal to $6.0832 per share to the holders of record of our Class A and Class B common stock at the close of business on March 12, 2012 and, on November 8, 2013, in connection with the settlement of the derivative litigation related to the Due from iHeartCommunications note, we paid a special dividend in an amount equal to $0.5578 per share to the holders of record of our Class A and Class B common stock at the close of business on November 5, 2013.  On August 11, 2014 we paid a special dividend in an amount equal to $0.4865 per share to the holders of record of our Class A and Class B common stock at the close of business on August 4, 2014.  Other than the special dividends paid by us on March 15, 2012, November 8, 2013, and August 11, 2014 we have never paid dividends on our common stock and our ability to pay dividends on our common stock is subject to restrictions should we seek to do so in the future.

We are a holding company with no independent operations and no significant assets other than the stock of our subsidiaries and the Due from iHeartCommunications note.  We, therefore, are dependent on the receipt of dividends or other distributions from our subsidiaries or repayment by iHeartCommunications of amounts outstanding under the Due from iHeartCommunications note to pay dividends.  On October 19, 2013, in accordance with the terms of the derivative litigation settlement, we established a committee of our board of directors for the specific purpose of monitoring the Due from iHeartCommunications note.  The committee has the non-exclusive authority pursuant to a committee charter to demand repayment under the Due from iHeartCommunications note under certain circumstances related to iHeartCommunications’ liquidity or the amount outstanding under the Due from iHeartCommunications note as long as our board of directors declares a simultaneous dividend equal to the amount so demanded.

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

Sales of Unregistered Securities

We did not sell any equity securities during 2014 that were not registered under the Securities Act of 1933.

Purchases of Equity Securities

The following table sets forth the purchases made during the quarter ended December 31, 2014 by or on behalf of us or an affiliated purchaser of shares of our Class A common stock registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31	-	$ -	-		$(1)
November 1 through November 30	-	-	-		(1)
December 1 through December 31	5,000,000	9.75	5,000,000	34,184,424	(1)
Total	5,000,000	$ 9.75	5,000,000	$ 34,184,424	(1)

(1)             On August 9, 2010, iHeartCommunications announced that its board of directors approved a stock purchase program under which iHeartCommunications or its subsidiaries may purchase up to an aggregate of $100 million of our Class A common stock and/or the Class A common stock of iHeartMedia.  During 2014, a subsidiary of iHeartCommunications purchased 5,000,000 shares of our Class A common stock for approximately $48.8 million.  During 2011, a subsidiary of iHeartCommunications purchased 1,553,971 shares of our Class A common stock for approximately $16.4 million in open market purchases.  During 2012, a subsidiary of iHeartCommunications purchased 111,291 shares of the Class A common stock of iHeartMedia for approximately $0.7 million under the stock purchase program.  As a result of these purchases of shares of the Class A common stock of iHeartMedia and our Class A common stock, as of December 31, 2014, an aggregate of $34.2 million was available under the stock purchase program to purchase the Class A common stock of iHeartMedia and/or our Class A common stock. The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at iHeartCommunications’ discretion.  On January 7, 2015 a subsidiary of iHeartCommunications purchased an additional 2,000,000 shares of our Class A common stock at a price of $10.20 per share, or $20.4 million total purchase price.

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

(In thousands)	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Results of Operations Data:
Revenue	$2,961,259	$2,946,190	$2,946,944	$3,003,874	$2,797,994
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,596,888	1,594,728	1,603,492	1,630,875	1,551,216
Selling, general and administrative expenses (excludes depreciation and amortization)	548,519	543,572	574,662	538,032	491,459
Corporate expenses (excludes depreciation and amortization)	130,894	124,399	115,832	100,971	119,549
Depreciation and amortization	406,243	403,170	399,264	432,035	413,588
Impairment charges (1)	3,530	13,150	37,651	7,614	11,493
Other operating income (expense), net	7,259	22,979	50,943	8,591	(23,753)
Operating income	282,444	290,150	266,986	302,938	186,936
Interest expense, net (including interest income on Due from iHeartCommunications)	293,086	298,573	310,115	196,976	219,993
Loss on marketable securities	-	(18)	(2,578)	(4,827)	(6,490)
Equity in earnings (loss) of nonconsolidated affiliates	3,789	(2,092)	843	6,029	(9,936)
Loss on extinguishment of debt	-	-	(221,071)	-	-
Other income (expense), net	15,185	1,016	(364)	(649)	(5,335)
Income (loss) before income taxes	8,332	(9,517)	(266,299)	106,515	(54,818)
Income tax benefit (expense)	8,787	(14,809)	107,089	(43,296)	(21,599)
Consolidated net income (loss)	17,119	(24,326)	(159,210)	63,219	(76,417)
Less amount attributable to noncontrolling interest	26,709	24,134	23,902	20,273	11,106
Net income (loss) attributable to the Company	$(9,590)	$(48,460)	$(183,112)	$42,946	$(87,523)

Net income (loss) attributable to the Company per common share:
Basic	$(0.03)	$(0.14)	$(0.54)	$0.11	$(0.26)
Weighted average common shares	358,565	357,662	356,915	355,907	355,568

Diluted	$(0.03)	$(0.14)	$(0.54)	$0.11	$(0.26)
Weighted average common shares	358,565	357,662	356,915	356,528	355,568

(In thousands)	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Current assets	$1,079,949	$1,238,428	$1,509,346	$1,453,728	$1,550,493
Property, plant and equipment, net	1,905,651	2,081,098	2,207,744	2,246,710	2,297,724
Total assets	6,362,411	6,759,392	7,105,782	7,088,185	7,076,565
Current liabilities	717,829	773,590	811,405	720,983	765,936
Long-term debt, including current maturities	4,933,929	4,935,376	4,944,795	2,545,909	2,563,809
Shareholders’ equity (deficit)	(140,941)	160,108	446,089	2,740,227	2,708,055

(1)     We recorded non-cash impairment charges of $3.5 million, $13.2 million, $37.7 million, $7.6 million, and $11.5 million during 2014, 2013, 2012, 2011 and 2010, respectively. Our impairment charges are discussed more fully in Item 8 of Part II of this Annual Report on Form 10-K.

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

We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Impairment charges, Other operating income, net, Interest expense, Interest income on Due from iHeartCommunications, Loss on marketable securities, Equity in earnings (loss) of nonconsolidated affiliates, Loss on extinguishment of debt, Gain (loss) on extinguishment of debt, Other income (expense), net and Income tax benefit (expense) are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

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

Macroeconomic Indicators

Our advertising revenue for our Americas and International segments is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP. According to the U.S. Department of Commerce, estimated U.S. GDP growth for 2014 was 2.4%. Internationally, our results are impacted by fluctuations in foreign currency exchange rates as well as the economic conditions in the foreign markets in which we have operations.

Relationship with iHeartCommunications

There are several agreements which govern our relationship with iHeartCommunications including the Master Agreement, Corporate Services Agreement, Employee Matters Agreement and Tax Matters Agreement.  iHeartCommunications has the right to terminate these agreements in various circumstances.  As of the date of the filing of this Annual Report on Form 10-K, no notice of termination of any of these agreements has been received from iHeartCommunications.  Our agreements with iHeartCommunications continue under the same terms and conditions subsequent to iHeartCommunications’ merger.

In accordance with the Master Agreement, our branch managers follow a corporate policy allowing iHeartCommunications to use, without charge, Americas’ displays they believe would otherwise be unsold.  Our sales personnel receive partial credit for that usage for compensation purposes.  This partial credit is based on expenses incurred.  iHeartCommunications bears the cost of producing the advertising and we bear the costs of installing and removing this advertising.  In 2014, we estimated this expense to be less than 1% of our Americas expenses.

Under the Corporate Services Agreement, iHeartCommunications provides management services to us.  These services are charged to us based on actual direct costs incurred or allocated by iHeartCommunications based on headcount, revenue or other factors on a pro rata basis.  For the years ended December 31, 2014, 2013 and 2012, we recorded approximately $31.2 million, $35.4 million, and $35.9 million, respectively, as a component of corporate expenses for these services.

On August 9, 2010, iHeartCommunications announced that its board of directors approved a stock purchase program under which iHeartCommunications or its subsidiaries may purchase up to an aggregate of $100 million of our Class A common stock and/or the Class A common stock of iHeartMedia.  During 2011, a subsidiary of iHeartCommunications purchased $16.4 million of our Class A common stock (1,553,971 shares) through open market purchases.  During 2012, a subsidiary of iHeartCommunications purchased $0.7 million of the Class A common stock of iHeartMedia.  During 2014, a subsidiary of iHeartCommunications purchased $48.8 million of our Class A common stock (5,000,000 shares), leaving an aggregate of $34.2 million available under the stock purchase program to purchase the Class A common stock of iHeartMedia and/or our Class A common stock as of December 31, 2014.  On January 7, 2015 the subsidiary purchased an additional $20.4 million of our Class A common stock (2,000,000 shares). The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at iHeartCommunications’ discretion.

Executive Summary

The key developments in our business for the year ended December 31, 2014 are summarized below:

•  Consolidated revenue increased $15.1 million including a decrease of $22.7 million from movements in foreign exchange during 2014 compared to 2013. Excluding foreign exchange impacts, consolidated revenue increased $37.8 million over the comparable period of 2013.

•  Americas revenue decreased $37.3 million compared to 2013, including a decrease of $3.4 million from movements in foreign exchange. Excluding foreign exchange impacts, revenue decreased $33.9 million over 2013 primarily driven by lower national advertising revenues.

•  International revenue increased $52.3 million compared to 2013, including a decrease of $19.3 million from movements in foreign exchange. Excluding foreign exchange impacts, revenue increased $71.6 million compared to 2013 primarily driven by growth in both Europe and emerging markets.

•  We spent $30.2 million on strategic revenue and cost-saving initiatives during 2014 to realign and improve our on-going business operations—a decrease of $6.2 million compared to 2013.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of our historical results of operations for the year ended December 31, 2014 to the year ended December 31, 2013 is as follows:

(In thousands)	Years Ended December 31,		%
	2014	2013	Change
Revenue	$2,961,259	$2,946,190	1%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,596,888	1,594,728	0%
Selling, general and administrative expenses (excludes depreciation and amortization)	548,519	543,572	1%
Corporate expenses (excludes depreciation and amortization)	130,894	124,399	5%
Depreciation and amortization	406,243	403,170	1%
Impairment charges	3,530	13,150	(73%)
Other operating income, net	7,259	22,979	(68%)
Operating income	282,444	290,150	(3%)
Interest expense	353,265	352,783
Interest income on Due from iHeartCommunications	60,179	54,210
Loss on marketable securities	-	(18)
Equity in earnings (loss) of nonconsolidated affiliates	3,789	(2,092)
Other income, net	15,185	1,016
Income (loss) before income taxes	8,332	(9,517)
Income tax benefit (expense)	8,787	(14,809)
Consolidated net loss	17,119	(24,326)
Less amount attributable to noncontrolling interest	26,709	24,134
Net loss attributable to the Company	$(9,590)	$(48,460)

Consolidated Revenue

Our consolidated revenue increased $15.1 million including a decrease of $22.7 million from movements in foreign exchange during 2014 compared to 2013. Excluding the impact of foreign exchange movements, consolidated revenue increased $37.8 million. Americas revenue decreased $37.3 million compared to 2013, including negative movements in foreign exchange of $3.4 million. Excluding the impact of foreign exchange movements, Americas revenue decreased $33.9 million primarily driven by lower revenues generated by national accounts and the nonrenewal of certain airport contracts, and lower revenues in our Los Angeles market as a result of the impact of litigation. Our International revenue increased $52.3 million compared to 2013, including negative movements in foreign exchange of $19.3 million. Excluding the impact of foreign exchange movements, International revenue increased $71.6 million primarily driven by new contracts and from growth in Europe and emerging markets.

Consolidated Direct Operating Expenses

Consolidated direct operating expenses during 2014 increased $2.2 million including a decrease of $11.9 million from movements in foreign exchange compared to 2013. Excluding the impact of foreign exchange movements, consolidated direct operating expenses increased $14.1 million. Direct operating expenses in our Americas segment decreased $11.1 million compared to 2013, including a decrease of $2.5 million from movements in foreign exchange. Excluding the impact of foreign exchange movements, direct operating expenses in our Americas segment decreased $8.6 million, primarily due to lower site lease expenses related to the decrease in revenues and from the nonrenewal of certain airport contracts. Direct operating expenses in our International segment increased $13.2 million compared to 2013, including a decrease of $9.4 million from movements in foreign exchange. Excluding the impact of foreign exchange movements, direct operating expenses in our International segment increased $22.6 million primarily as a result of higher variable costs associated with new contracts.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

Consolidated SG&A expenses during 2014 increased $4.9 million including a decrease of $4.5 million from movements in foreign exchange compared to 2013. Excluding the impact of foreign exchange movements, consolidated SG&A expenses increased $9.4 million. SG&A expenses decreased $8.8 million in our Americas segment including a decrease of $0.4 million from movements in foreign exchange compared to 2013. Excluding the impact of foreign exchange movements, SG&A expenses in our Americas segment decreased $8.4 million primarily due to lower commission expense in connection with lower revenues and property tax refunds. Our International SG&A expenses increased $13.7 million compared to 2013, including a $4.1 million decrease due to the effects of movements in foreign exchange. Excluding the impact of foreign exchange movements, SG&A expenses in our International segment increased $17.8 million primarily due to higher compensation expense, including commissions, in connection with higher revenues, as well as higher litigation expenses.

Corporate Expenses

Corporate expenses increased $6.5 million during 2014 compared to 2013 primarily due to higher spending on strategic revenue and efficiency costs.

Revenue and Efficiency Initiatives

Included in the amounts for direct operating expenses, SG&A and corporate expenses discussed above are expenses of $30.2 million incurred in connection with our strategic revenue and efficiency initiatives. The costs were incurred to improve revenue growth, enhance yield, reduce costs, and organize each business to maximize performance and profitability.  These costs consist primarily of consulting expenses, consolidation of locations and positions, severance related to workforce initiatives and other costs incurred in connection with streamlining our businesses. These costs are expected to provide benefits in future periods as the initiative results are realized.  Of these costs, $3.5 million are reported within direct operating expenses, $6.7 million are reported within SG&A and $20.0 million are reported within corporate expense.  In 2013, such costs totaled $12.5 million, $12.2 million, and $11.7 million, respectively.

Depreciation and Amortization

Depreciation and amortization increased $3.1 million during 2014 compared to 2013 primarily due to purchases of property, plant, & equipment.

Impairment Charges

We performed our annual impairment tests as of October 1, 2014 and 2013 on our goodwill, billboard permits, and other intangible assets and recorded impairment charges of $3.5 million and $13.2 million, respectively.  During 2014, we recognized a $3.5 million other intangible assets impairment charge in our Americas segment primarily related to a decline in the estimated fair value of permanent easements in two markets.  During 2013, we recognized a $10.7 million goodwill impairment charge in our International segment related to a decline in the estimated fair value of one market.  Please see Note 2 to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for a further description of the impairment charges.

Other Operating Income, Net

Other operating income, net of $7.3 million in 2014 primarily related to the gain on the sale of certain outdoor assets in our Americas segments.

Other operating income, net of $23.0 million in 2013 primarily related to the gain on the sale of certain outdoor assets in our Americas segment.

Interest Expense

Interest expense increased $0.5 million in 2014 compared to 2013.

Interest Income on Due From iHeartCommunications

Interest income increased $6.0 million during 2014 compared to 2013 due to the increase in the average outstanding balance.

Equity In Earnings (Loss) Of Nonconsolidated Affiliates

Equity in earnings of nonconsolidated affiliates of $3.8 million for 2014 included the earnings from our equity investments in our Americas and International segments.

Equity in loss of nonconsolidated affiliates of $2.1 million for 2013 included the loss from our equity investments in our International segment.

Other Income, Net

Other income of $15.2 million for 2014 primarily related to foreign exchange gains on short-term intercompany accounts.

Other income of $1.0 million for 2013 primarily related to $1.7 million in foreign exchange gains on short-term intercompany accounts partially offset by miscellaneous expenses of $0.7 million.

Income Tax Benefit (Expense)

Our operations are included in a consolidated income tax return filed by iHeartMedia.  However, for our financial statements, our provision for income taxes was computed as if we file separate consolidated federal income tax returns with our subsidiaries.

The effective tax rate for 2014 was (105.5%), primarily impacted by our benefits and charges from tax amounts associated with our foreign earnings that are taxed at rates different from the federal statutory rate and an inability to benefit from losses in certain foreign jurisdictions.  In addition, we recorded $20.0 million in net tax benefits associated with a decrease in unrecognized tax benefits resulting from the expiration of statutes of limitations to assess taxes in the United Kingdom and several state jurisdictions.

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

Americas Outdoor Advertising Results of Operations

Our Americas outdoor operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2014	2013	Change
Revenue	$1,253,190	$1,290,452	(3%)
Direct operating expenses	555,614	566,669	(2%)
SG&A expenses	211,969	220,732	(4%)
Depreciation and amortization	194,640	196,597	(1%)
Operating income	$290,967	$306,454	(5%)

Our Americas revenue decreased $37.3 million compared to 2013, including negative movements in foreign exchange of $3.4 million. Excluding the impact of foreign exchange movements, Americas revenue decreased $33.9 million driven primarily by lower spending by national accounts and the nonrenewal of certain airport contracts. Revenues were also lower in our Los Angeles market as a result of the impact of litigation as discussed further in Item 3 of Part I of this Annual Report on Form 10-K.

Direct operating expenses decreased $11.1 million compared to 2013, including a decrease of $2.5 million from movements in foreign exchange. Excluding the impact of foreign exchange movements, direct operating expenses in our Americas segment decreased $8.6 million, primarily due to lower site lease expenses related to the decrease in revenues and from the nonrenewal of certain airport contracts. SG&A expenses decreased $8.8 million compared to 2013, including a decrease of $0.4 million from movements in foreign exchange. Excluding the impact of foreign exchange movements, SG&A expenses in our Americas segment decreased $8.4 million primarily due to lower commission expense in connection with lower revenues and property tax refunds.

International Outdoor Advertising Results of Operations

Our International operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2014	2013	Change
Revenue	$1,708,069	$1,655,738	3%
Direct operating expenses	1,041,274	1,028,059	1%
SG&A expenses	336,550	322,840	4%
Depreciation and amortization	207,431	203,927	2%
Operating income	$122,814	$100,912	22%

International revenue increased $52.3 million compared to 2013, including a decrease of $19.3 million from movements in foreign exchange. Excluding the impact of foreign exchange movements, revenues increased $71.6 million primarily driven by revenue growth in Europe including Italy, due to a new contract for the Rome airports, as well as Sweden, France, and the UK. Revenue in emerging markets also increased, particularly in China and Mexico primarily as a result of new contracts.

Direct operating expenses increased $13.2 million compared to 2013, including a decrease of $9.4 million from movements in foreign exchange. Excluding the impact of movements in foreign exchange, direct operating expenses increased $22.6 million primarily as a result of higher variable costs associated with new contracts, including the Rome airports contract in Italy. SG&A expenses increased $13.7 million compared to 2013, including a decrease of $4.1 million from movements in foreign exchange. Excluding the impact of movements in foreign exchange, SG&A expenses increased $17.8 million primarily due to higher compensation expense, including commissions, in connection with higher revenues, as well as higher litigation expenses.

Consolidated Results of Operations

The comparison of our historical results of operations for the year ended December 31, 2013 to the year ended December 31, 2012 is as follows:

(In thousands)	Years Ended December 31,		%
	2013	2012	Change
Revenue	$2,946,190	$2,946,944	(0%)
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,594,728	1,603,492	(1%)
Selling, general and administrative expenses (excludes depreciation and amortization)	543,572	574,662	(5%)
Corporate expenses (excludes depreciation and amortization)	124,399	115,832	7%
Depreciation and amortization	403,170	399,264	1%
Impairment charges	13,150	37,651	(65%)
Other operating income, net	22,979	50,943	(55%)
Operating income	290,150	266,986	9%
Interest expense	352,783	373,876
Interest income on Due from iHeartCommunications	54,210	63,761
Loss on marketable securities	(18)	(2,578)
Equity in earnings (loss) of nonconsolidated affiliates	(2,092)	843
Loss on extinguishment of debt	-	(221,071)
Other income (expense), net	1,016	(364)
Loss before income taxes	(9,517)	(266,299)
Income tax benefit (expense)	(14,809)	107,089
Consolidated loss	(24,326)	(159,210)
Less amount attributable to noncontrolling interest	24,134	23,902
Net loss attributable to the Company	$(48,460)	$(183,112)

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

Consolidated SG&A Expenses

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

Corporate Expenses

Corporate expenses increased $8.6 million during 2013 compared to 2012, driven by increases in compensation expenses including amounts related to our variable compensation plans as well as legal costs related to stockholder litigation.

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

Interest Expense

Interest expense decreased $21.1 million during 2013 compared to 2012 primarily due to a lower weighted average cost of debt due to the refinancing of the Clear Channel Worldwide Holdings, Inc. (“CCWH”) Series A Senior Notes and Series B Senior Notes due 2017 with an interest rate of 9.25% (the “Existing CCWH Senior Notes”) with the CCWH Series A Senior Notes and Series B Senior Notes due 2022 with a stated interest rate of 6.5% (the “CCWH Senior Notes”) during the fourth quarter of 2012.

Interest Income on Due From iHeartCommunications

Interest income decreased $9.6 million during 2013 compared to 2012 due to the change in the interest rate recognized on amounts outstanding in the balance of the Due from iHeartCommunications account during 2013, partially offset by the higher balance.

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

Income Tax (Expense) Benefit

Our operations are included in a consolidated income tax return filed by iHeartMedia.  However, for our financial statements, our provision for income taxes was computed as if we file separate consolidated federal income tax returns with our subsidiaries.

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

Our Americas revenue increased $11.2 million during 2013 compared to 2012, driven primarily by increases in revenues from bulletins and posters.  Traditional bulletins and posters had increases in occupancy and rates in connection with new contracts, while the increase for digital displays was driven by higher occupancy and capacity.  The increase for digital displays was negatively impacted by lower revenues in our Los Angeles market as a result of the impact of litigation as discussed further in Item 3 of Part I of this Annual Report on Form 10-K.  Partially offsetting these increases were declines in specialty business revenues due primarily to a significant contract during 2012 that did not recur during 2013, and declines in our airport business driven primarily by the loss of certain of our U.S. airport contracts and other airport revenue.

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

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Years Ended December 31,
	2014	2013	2012
Americas Outdoor Advertising	$290,967	306,454	293,649
International Outdoor Advertising	122,814	100,912	77,860
Impairment charges	(3,530)	(13,150)	(37,651)
Corporate and other (1)	(135,066)	(127,045)	(117,815)
Other operating income, net	7,259	22,979	50,943
Consolidated operating income	$282,444	$290,150	$266,986

(1)        Corporate and other includes expenses related to Americas and International and as well as overall executive, administrative and support functions.

Share-Based Compensation Expense

As of December 31, 2014, there was $15.1 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of December 31, 2014, there was $0.6 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

Share-based compensation expenses are recorded in corporate expenses and were $7.7 million, $7.7 million, and $10.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Liquidity and Capital Resources

Cash Flows

The following discussion highlights cash flow activities during the years ended December 31, 2014, 2013 and 2012.

(In thousands)	Years Ended December 31,
	2014	2013	2012
Cash provided by (used for):
Operating activities	$348,423	$414,640	$355,138
Investing activities	$(206,431)	$(177,679)	$(233,748)
Financing activities	$(261,309)	$(484,393)	$(105,549)

Operating Activities

2014

Cash provided by operating activities in 2014 was $348.4 million compared to $414.6 million of cash used in 2013.  Our consolidated net loss included $373.7 million of non-cash items in 2014.  Our consolidated net loss in 2013 included $385.7 million of non-cash items. Non-cash items affecting our net loss include impairment charges, depreciation and amortization, deferred taxes, provision for doubtful accounts, amortization of deferred financing charges and note discounts, net, share-based compensation, gain on disposal of operating and fixed assets, gain on marketable securities, equity in (earnings) loss of nonconsolidated affiliates, loss on extinguishment of debt, and other reconciling items, net as presented on the face of the consolidated statement of cash flows.  Cash paid for interest was $1.0 million higher in 2014 compared to the prior year due to the timing of accrued interest payments from refinancing transactions.

2013

Cash provided by operating activities in 2013 was $414.6 million compared to $355.1 million of cash used in 2012.  Our consolidated net loss included $385.7 million of non-cash items in 2013.  Our consolidated net loss in 2012 included $481.0 million of non-cash items. Non-cash items affecting our net loss include depreciation and amortization, deferred taxes, provision for doubtful accounts, share-based compensation, gain on disposal of operating assets, amortization of deferred financing charges and note discounts, net and other reconciling items, net as presented on the face of the consolidated statement of cash flows.  Cash paid for interest was $34.5 million lower in 2013 compared to the prior year due to the repurchase of the $2,500.0 million aggregate principal amount of Existing CCWH Senior Notes using the proceeds from the issuance of the $2,725.0 million aggregate principal amount of CCWH Senior Notes during December 2012 that reduced the weighted average cost of debt.

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

Investing Activities

2014

Cash used for investing activities of $206.4 million during 2014 reflected our capital expenditures of $231.2 million.  We spent $97 million in our Americas segment primarily related to the construction of new advertising structures such as digital displays, $130.2 million in our International segment primarily related to new advertising structures such as billboards and street furniture and renewals of existing contracts, and $4.0 million by Corporate primarily related to equipment and software.  Other cash provided by investing activities were $12.9 million of proceeds from sales of other operating and fixed assets.

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

Financing Activities

2014

Cash used for financing activities of $261.3 million during 2014 primarily reflected the $175.0 million dividend paid as well as net transfers of $68.8 million in cash to iHeartCommunications, which represents the activity in the “Due from/to iHeartCommunications” account.  Other cash used for financing activities included net payments to noncontrolling interests of $19.0 million.

2013

Cash used for financing activities of $484.4 million during 2013 primarily reflected a $200.0 million dividend as well as net transfers of $150.0 million in cash to iHeartCommunications, which represents the activity in the “Due from/to iHeartCommunications” account.  Other cash used for financing activities included net payments to noncontrolling interests of $68.4 million and payments to repurchase noncontrolling interests of $61.1 million.

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

Anticipated Cash Requirements

Our primary source of liquidity is cash on hand, cash flow from operations and the revolving promissory note with iHeartCommunications.  Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations, any available borrowing capacity under the senior revolving credit facility and borrowing capacity under or repayment of amounts outstanding under the revolving promissory note with iHeartCommunications will enable us to meet our working capital, capital expenditure, debt service and other funding requirements, including the debt service on the CCWH Senior Notes and the CCWH Subordinated Notes and dividends, for at least the next 12 months.  In addition, we were in compliance with the covenants contained in our material financing agreements as of December 31, 2014.  We believe our long-term plans, which include promoting outdoor media spending and capitalizing on our diverse geographic and product opportunities, including the continued deployment of digital displays, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements long term.  However, our anticipated results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants.  In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. We disclose in Item 8 of our Form 10-K within Note 1, Summary of Significant Accounting Policies, that our policy is to permanently reinvest the earnings of our non-U.S. subsidiaries as these earnings are generally redeployed in those jurisdictions for operating needs and continued functioning of their businesses.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant current and historic deficits in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.

Furthermore, in the Annual Report on Form 10-K filed with the SEC on February 19, 2015, iHeartCommunications stated that it was in compliance with the covenants contained in its material financing agreements as of December 31, 2014.  iHeartCommunications similarly stated in such Annual Report that its anticipated results are also subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants.  Moreover, iHeartCommunications stated in such Annual Report that its ability to comply with the covenants in its material financing agreements may be affected by events beyond its control, including prevailing economic, financial and industry conditions.  As discussed therein, the breach of any covenants set forth in iHeartCommunications’ financing agreements would result in a default thereunder, and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, as discussed therein, the lenders under the receivables-based credit facility under iHeartCommunications’ senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. In addition, iHeartCommunications stated in such Annual Report that if iHeartCommunications is unable to repay its obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility.  Finally, iHeartCommunications stated in such Annual Report that a default or acceleration under any of its material financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.  If iHeartCommunications were to become insolvent, we would be an unsecured creditor of iHeartCommunications.  In such event, we would be treated  the same as other unsecured creditors of iHeartCommunications and, if we were not entitled to the cash previously transferred to iHeartCommunications, or could not obtain such cash on a timely basis, we could experience a liquidity shortfall.

For so long as iHeartCommunications maintains significant control over us, a deterioration in the financial condition of iHeartCommunications could have the effect of increasing our borrowing costs or impairing our access to capital markets.  As of December 31, 2014, iHeartCommunications had $457.0 million recorded as “Cash and cash equivalents” on its condensed consolidated balance sheets, of which $186.2 million was held by us and our subsidiaries.

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

Sources of Capital

As of December 31, 2014 and 2013, we had the following debt outstanding, cash and cash equivalents and amounts due from iHeartCommunications:

	December 31,
(In millions)	2014	2013
Clear Channel Worldwide Holdings Senior Notes due 2022	$2,725.0	$2,725.0
Clear Channel Worldwide Holdings Senior Subordinated Notes due 2020	2,200.0	2,200.0
Senior Revolving Credit Facility due 2018	-	-
Other debt	15.1	17.1
Original issue discount	(6.2)	(6.7)
Total debt	4,933.9	4,935.4
Less: Cash and cash equivalents	186.2	314.5
Less: Due from iHeartCommunications	947.8	879.1
	$3,799.9	$3,741.8

We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities.  Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Promissory Notes with iHeartCommunications

We maintain accounts that represent net amounts due to or from iHeartCommunications, which is recorded as “Due from/to iHeartCommunications” on our consolidated balance sheets.  The accounts represent our revolving promissory note issued by us to iHeartCommunications and the revolving promissory note issued by iHeartCommunications to us (the “Due from iHeartCommunications Note”), in each case in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances.  The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand or when they mature on December 15, 2017.  Included in the accounts are the net activities resulting from day-to-day cash management services provided by iHeartCommunications.  Such day-to-day cash management services relate only to our cash activities and balances in the U.S. and exclude any cash activities and balances of our non-U.S. subsidiaries.  At December 31, 2014 and 2013, the asset recorded in “Due from iHeartCommunications” on our consolidated balance sheet was $947.8 million and $879.1 million, respectively.  At December 31, 2014, we had no borrowings under the cash management note to iHeartCommunications.

The Due from iHeartCommunications Note was the subject of derivative litigation filed by our stockholders in the Delaware Court of Chancery.  On March 28, 2013, legal counsel for the defendants in that matter entered into a binding memorandum of understanding (the “MOU”) with legal counsel for a special litigation committee consisting of certain of our independent directors and the plaintiffs to settle the derivative litigation. On July 8, 2013, the parties executed a Stipulation of Settlement, on terms consistent with the MOU, and presented the Stipulation of Settlement to the Delaware Chancery Court for approval.  On September 9, 2013, the Delaware Chancery Court approved the settlement and, on October 9, 2013, the right to appeal expired.

On October 19, 2013, in accordance with the terms of the settlement, we also established a committee of our board of directors, consisting of our independent and disinterested directors, for the specific purpose of monitoring the Due from iHeartCommunications Note.  If such a demand is made in accordance with the terms of the committee charter in the future, we would declare a simultaneous dividend equal to the amount so demanded, which would further reduce the amount of the “Due from iHeartCommunications” asset that is available to us as a source of liquidity for ongoing working capital, capital expenditure, debt service and other funding requirements.

The net interest income for the years ended December 31, 2014, 2013 and 2012 was $60.2 million, $54.2 million and $63.8 million, respectively. At December 31, 2014, the fixed interest rate on the “Due from iHeartCommunications” account was 6.5%, which is equal to the fixed interest rate on the CCWH senior notes. On October 23, 2013, in accordance with the terms of the settlement, the interest rate on the Due from iHeartCommunications Note was amended such that if the outstanding balance on the Due from iHeartCommunications Note exceeds $1.0 billion and under certain other circumstances tied to iHeartCommunications’ liquidity, the rate will be variable but will in no event be less than 6.5% nor greater than 20%.

Our working capital requirements and capital for general corporate purposes, including acquisitions and capital expenditures, may be provided to us by iHeartCommunications, in its sole discretion, pursuant to a revolving promissory note issued by us to iHeartCommunications or pursuant to repayment of the Due from iHeartCommunications Note.  If we are unable to obtain financing from iHeartCommunications, we may need to obtain additional financing from banks or other lenders, or through public offerings or private placements of debt or equity, strategic relationships or other arrangements at some future date.  As stated above, we may be unable to successfully obtain additional debt or equity financing on satisfactory terms or at all.

As long as iHeartCommunications maintains a significant interest in us, pursuant to the Master Agreement between iHeartCommunications and us, iHeartCommunications will have the option to limit our ability to incur debt or issue equity securities, among other limitations, which could adversely affect our ability to meet our liquidity needs.  Under the Master Agreement with iHeartCommunications, we are limited in our borrowings from third parties to no more than $400.0 million at any one time outstanding, without the prior written consent of iHeartCommunications.

CCWH Senior Notes

As of December 31, 2014, CCWH senior notes represented $2.7 billion aggregate principal amount of indebtedness outstanding, which consisted of $735.75 million aggregate principal amount of Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and $1,989.25 million aggregate principal amount of Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes”).  The CCWH Senior Notes are guaranteed by us, Clear Channel Outdoor, Inc. (“CCOI”) and certain of our direct and indirect subsidiaries.

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

The indenture governing the Series A CCWH Senior Notes contains covenants that limit us and our restricted subsidiaries ability to, among other things:

•         incur or guarantee additional debt to persons other than iHeartCommunications and its subsidiaries (other than us) or issue certain preferred stock;

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

•         merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets; and

•         sell certain assets, including capital stock of its subsidiaries, to persons other than iHeartCommunications and its subsidiaries (other than us).

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

The Series A CCWH Senior Notes indenture and Series B CCWH Senior Notes indenture restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test.  In order to incur (i) additional indebtedness under this test, our debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively,  and (ii) additional indebtedness that is subordinated to the CCWH Senior Notes under this test, our debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1 for total debt.  The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B CCWH Senior Notes indenture also permits us to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if our debt to adjusted EBITDA ratios (as defined by the indentures) are lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively. The Series A CCWH Senior Notes indenture does not limit our ability to pay dividends.  The Series B CCWH Senior Notes indenture contains certain exceptions that allow us to pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by us of amounts outstanding under the revolving promissory note issued by iHeartCommunications to us.

Consolidated leverage ratio, defined as total debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 6.4:1 at December 31, 2014, and senior leverage ratio, defined as senior debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 3.6:1 at December 31, 2014.  As required by the definition of EBITDA in the CCWH Senior Notes indentures, our EBITDA for the preceding four quarters of $772.3 million is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense), net, plus share-based compensation, and is further adjusted for the following: (i) costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses; (iii) non-cash charges; and (iv) various other items.

The following table reflects a reconciliation of EBITDA (as defined by the CCWH Senior Notes indentures) to operating income and net cash provided by operating activities for the year ended December 31, 2014:

Year Ended
(In Millions)	December 31, 2014
EBITDA (as defined by the CCWH Senior Notes indentures)	$772.3
Less adjustments to EBITDA (as defined by the CCWH Senior Notes indentures):
Costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees, and other permitted activities	(31.4)
Extraordinary, non-recurring or unusual gains or losses or expenses (as referenced in the definition of EBITDA in the CCWH Senior Notes indentures)	(16.6)
Non-cash charges	(23.9)
Other items	(7.7)
Less: Depreciation and amortization, Impairment charges, Other operating income, net, and Share-based compensation expense	(410.3)
Operating income	282.4
Plus: Depreciation and amortization, Impairment charges, Gain (loss) on disposal of operating and fixed assets, and Share-based compensation expense	409.7
Less: Interest expense	(353.3)
Plus: Interest income on Due from iHeartCommunications	60.2
Less: Current income tax expense	(24.8)
Plus: Other income, net	15.2
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	1.5
Change in assets and liabilities, net of assets acquired and liabilities assumed	(42.5)
Net cash provided by operating activities	$348.4

CCWH Senior Subordinated Notes

As of December 31, 2014, CCWH Subordinated Notes represented $2.2 billion of aggregate principal amount of indebtedness outstanding, which consist of $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes”).  Interest on the CCWH Subordinated Notes is payable to the trustee weekly in arrears and to the noteholders on March 15 and September 15 of each year, which began on September 15, 2012.

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

The indenture governing the Series A CCWH Subordinated Notes contains covenants that limit us and our restricted subsidiaries ability to, among other things:

•         incur or guarantee additional debt to persons other than iHeartCommunications and its subsidiaries (other than us) or issue certain preferred stock;

•         create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries that are not guarantors of the notes;

•         enter into certain transactions with affiliates;

•         merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of CCOH’s assets; and

•         sell certain assets, including capital stock of our subsidiaries, to persons other than iHeartCommunications and its subsidiaries (other than us).

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

The Series A CCWH Subordinated Notes indenture and Series B CCWH Subordinated Notes indenture restrict CCOH’s ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test.  In order to incur additional indebtedness under this test, our debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1.  The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B CCWH Subordinated Notes indenture also permits us to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if its debt to adjusted EBITDA ratios (as defined by the indentures) is lower than 7.0:1.  The Series A CCWH Senior Subordinated Notes indenture does not limit our ability to pay dividends.  The Series B CCWH Subordinated Notes indenture contains certain exceptions that allow us to pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by us of amounts outstanding under the revolving promissory note issued by iHeartCommunications to us.

Senior Revolving Credit Facility Due 2018

During the third quarter of 2013, we entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital needs, to issue letters of credit and for other general corporate purposes.  At December 31, 2014, there were no amounts outstanding under the revolving credit facility, and $63.7 million of letters of credit under the revolving credit facility, which reduce availability under the facility.

Other Debt

Other debt consists primarily of loans with international banks.  At December 31, 2014, approximately $15.1 million was outstanding as other debt.

iHeartCommunications’ Debt Covenants

The iHeartCommunications’ senior secured credit facility contains a significant financial covenant which requires iHeartCommunications to comply on a quarterly basis with a financial covenant limiting the ratio of its consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA for the preceding four quarters (maximum of 8.75:1).  In its Annual Report on Form 10-K filed with the SEC on February 19, 2015, iHeartCommunications stated that it was in compliance with this covenant as of December 31, 2014.

Dispositions and Other

2014

                During 2014, we sold our 50% interest in Buspak, recognizing a gain on the sale of $4.5 million.

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

Capital Expenditures

Our capital expenditures for the years ended December 31, 2014, 2013 and 2012 were as follows:

(In millions)	Years Ended December 31,
	2014	2013	2012
Americas advertising	$97.0	$89.0	$117.7
International advertising	130.2	108.5	150.1
Corporate	4.0	8.7	7.8
Total capital expenditures	$231.2	$206.2	$275.6

Our capital expenditures are not of significant size individually and primarily relate to the ongoing deployment of digital displays and improvements to traditional displays in our Americas segment as well as new billboard and street furniture contracts and renewals of existing contracts in our International segment.

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

Our short and long term cash requirements include minimum annual guarantees for our street furniture contracts and operating leases.  Noncancelable contracts and operating lease requirements are included in our direct operating expenses, which historically have been satisfied by cash flows from operations.  For 2015, we are committed to $436.1 million and $335.1 million for minimum annual guarantees and operating leases, respectively.  Our long-term commitments for minimum annual guarantees, operating leases and capital expenditure requirements are included in the table below.

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

The scheduled maturities of the CCWH Senior Notes, CCWH Subordinated Notes and other debt outstanding, and our future minimum rental commitments under non-cancelable lease agreements, minimum payments under other non-cancelable contracts, capital expenditure commitments and other long-term obligations as of December 31, 2014, are as follows:

(In thousands)	Payments due by Period
Contractual Obligations	Total	2015	2016-2017	2018-2019	Thereafter
Long-term Debt:
CCWH Senior Notes	$2,725,000	$-	$-	$-	$2,725,000
CCWH Senior Subordinated Notes	2,200,000	-	-	-	2,200,000
Other Long-term Debt	15,107	3,461	10,702	185	759
Interest payments on long-term debt (1)	2,270,174	345,415	690,526	689,879	544,354
Non-cancelable operating leases	2,199,414	335,076	480,309	372,603	1,011,426
Non-cancelable contracts	1,744,690	436,066	562,153	410,413	336,058
Employment contracts	11,000	5,971	4,961	68	-
Capital expenditures	209,487	55,968	137,438	1,679	14,402
Unrecognized tax benefits (2)	25,279	-	-	-	25,279
Other long-term obligations (3)	208,963	(725)	7,339	10,845	191,504
Total	$11,609,114	$1,181,232	$1,893,428	$1,485,672	$7,048,782

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

(3)        Other long-term obligations consist of $48.2 million related to asset retirement obligations recorded pursuant to ASC 410-20, which assumes the underlying assets will be removed at some period over the next 50 years.  Also included in the table is $40.0 million related to retirement plans and $120.8 million related to other long-term obligations with a specific maturity.

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

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported net income of $81 million for the year ended December 31, 2014.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have increased our net loss for the year ended December 31, 2014 by $8.1 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during year ended December 31, 2014 would have decreased our net loss by a corresponding amount.

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

New Accounting Pronouncements

During the first quarter of 2014, the Company adopted the Financial Accounting Standards Board’s (“FASB”) ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.  This update provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. The amendments are effective for fiscal years (and interim periods within) beginning after December 15, 2013 and are to be applied retrospectively to all prior periods presented for such obligations that exist at the beginning of an entity’s fiscal year of adoption.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

If our agings were to improve or deteriorate resulting in a 10% change in our allowance, we estimated that our bad debt expense for the year ended December 31, 2014 would have changed by approximately $2.4 million.

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

On October 1, 2014, we performed our annual impairment test in accordance with ASC 350-30-35 and recognized no impairment charges for indefinite-lived intangible assets.

In determining the fair value of our billboard permits, the following key assumptions were used:

§  Industry revenue growth forecast at 3.0% was used for the initial four-year period;

§  3% revenue growth was assumed beyond the initial four-year period;

§  Revenue was grown over a build-up period, reaching maturity by year 2;

§  Operating margins gradually climb to the industry average margin of up to 56%, depending on market size, by year 3; and

§  Assumed discount rate of 8.5%.

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

(In thousands)
Description	Revenue growth rate	Profit margin	Discount rates
Billboard permits	$ 803,300	$ 137,600	$ 807,000

The estimated fair value of our billboard permits at October 1, 2014 was $2.6 billion while the carrying value was $1.1 billion.

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

On October 1, 2014, we performed our annual impairment test in accordance with ASC 350-30-35, resulting in no goodwill impairment charge. In determining the fair value of our reporting units, we used the following assumptions:

§  Expected cash flows underlying our business plans for the periods 2014 through 2018. Our cash flow assumptions are based on detailed, multi-year forecasts performed by each of our operating segments, and reflect the advertising outlook across our businesses.

§  Cash flows beyond 2018 are projected to grow at a perpetual growth rate, which we estimated at 3%.

§  In order to risk adjust the cash flow projections in determining fair value; we utilized a discount rate of approximately 8.5% to 12% for each of our reporting units.

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

(In thousands)
Description	Revenue growth rate	Profit margin	Discount rates
Americas	$ 790,000	$ 160,000	$ 740,000
International	$ 440,000	$ 240,000	$ 400,000

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

We use our judgment to determine whether it is more likely than not that our deferred tax assets will be realized.  Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion or the entire asset will not be realized.

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

Due to the high rate of lease renewals over a long period of time, our calculation assumes all related assets will be removed at some period over the next 50 years.  An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site.  The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk-adjusted credit rate for the same period.  If our assumption of the risk-adjusted credit rate used to discount current year additions to the asset retirement obligation decreased approximately 1%, our liability as of December 31, 2014 would not be materially impacted.  Similarly, if our assumption of the risk-adjusted credit rate increased approximately 1%, our liability would not be materially impacted.

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

Chief Financial Officer

/s/ Scott D. Hamilton

Senior Vice President and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Clear Channel Outdoor Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Clear Channel Outdoor Holdings, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, changes in shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clear Channel Outdoor Holdings, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Antonio, Texas
February 19, 2015

CONSOLIDATED BALANCE SHEETS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands)	December 31,	December 31,
	2014	2013
CURRENT ASSETS
Cash and cash equivalents	$186,204	$314,545
Accounts receivable, net of allowance of $24,308 in 2014 and $33,127 in 2013	697,811	710,529
Prepaid expenses	134,041	145,021
Other current assets	61,893	68,333
Total Current Assets	1,079,949	1,238,428
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,614,199	1,765,510
Other property, plant and equipment, net	291,452	315,588
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles	1,066,748	1,067,783
Other intangibles, net	412,064	487,926
Goodwill	817,112	850,134
OTHER ASSETS
Due from iHeartCommunications	947,806	879,108
Other assets	133,081	154,915
Total Assets	$6,362,411	$6,759,392
CURRENT LIABILITIES
Accounts payable	$75,915	$85,882
Accrued expenses	543,818	563,766
Deferred income	94,635	107,943
Current portion of long-term debt	3,461	15,999
Total Current Liabilities	717,829	773,590
Long-term debt	4,930,468	4,919,377
Deferred tax liability	620,255	656,150
Other long-term liabilities	234,800	250,167
SHAREHOLDERS’ EQUITY
Noncontrolling interest	203,334	202,046
Preferred stock, $.01 par value, 150,000,000 shares authorized, no shares issued and outstanding	-	-
Class A common stock, $.01 par value, 750,000,000 shares authorized, 45,231,282 and
44,117,843 shares issued in 2014 and 2013, respectively	452	441
Class B common stock, $.01 par value, 600,000,000 shares authorized, 315,000,000 shares
issued and outstanding	3,150	3,150
Additional paid-in capital	4,167,233	4,332,045
Accumulated deficit	(4,172,565)	(4,162,975)
Accumulated other comprehensive loss	(341,353)	(213,572)
Cost of shares (140,702 in 2014 and 116,264 in 2013) held in treasury	(1,192)	(1,027)
Total Shareholders’ Equity (Deficit)	(140,941)	160,108
Total Liabilities and Shareholders’ Equity	$6,362,411	$6,759,392

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands, except per share data)	Years Ended December 31,
	2014	2013	2012

Revenue	$2,961,259	$2,946,190	$2,946,944
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,596,888	1,594,728	1,603,492
Selling, general and administrative expenses (excludes depreciation and amortization)	548,519	543,572	574,662
Corporate expenses (excludes depreciation and amortization)	130,894	124,399	115,832
Depreciation and amortization	406,243	403,170	399,264
Impairment charges	3,530	13,150	37,651
Other operating income, net	7,259	22,979	50,943
Operating income	282,444	290,150	266,986
Interest expense	353,265	352,783	373,876
Interest income on Due from iHeartCommunications	60,179	54,210	63,761
Loss on marketable securities	-	(18)	(2,578)
Equity in earnings (loss) of nonconsolidated affiliates	3,789	(2,092)	843
Loss on extinguishment of debt	-	-	(221,071)
Other income (expense), net	15,185	1,016	(364)
Income (loss) before income taxes	8,332	(9,517)	(266,299)
Income tax benefit (expense)	8,787	(14,809)	107,089
Consolidated net income (loss)	17,119	(24,326)	(159,210)
Less amount attributable to noncontrolling interest	26,709	24,134	23,902
Net loss attributable to the Company	$(9,590)	$(48,460)	$(183,112)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(123,104)	(9,654)	35,485
Unrealized holding gain (loss) on marketable securities	327	1,187	(2,573)
Other adjustments to comprehensive income (loss)	(11,438)	6,732	1,135
Reclassification adjustments	8	(1,432)	2,045
Other comprehensive income (loss)	(134,207)	(3,167)	36,092
Comprehensive loss	(143,797)	(51,627)	(147,020)
Less amount attributable to noncontrolling interest	(6,426)	(2,194)	1,703
Comprehensive loss attributable to the Company	$(137,371)	$(49,433)	$(148,723)
Net loss attributable to the Company per common share:
Basic	$(0.03)	$(0.14)	$(0.54)
Weighted average common shares outstanding – Basic	358,565	357,662	356,915
Diluted	$(0.03)	$(0.14)	$(0.54)
Weighted average common shares outstanding – Diluted	358,565	357,662	356,915

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’

EQUITY (DEFICIT) OF
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands, except share data)				Controlling Interest
	Class A Common Shares Issued	Class B Common Shares Issued	Non-controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at
December 31, 2011	41,138,735	315,000,000	$231,530	$3,561	$6,684,497	$(3,931,403)	$(246,988)	$(970)	$2,740,227
Net income	-	-	23,902	-	-	(183,112)	-	-	(159,210)
Exercise of stock options and other	1,219,128	-	-	13	6,372	-	-	(3)	6,382
Share-based payments	-	-	-	-	10,589	-	-	-	10,589
Dividends declared and paid ($6.0832/share)	-	-	-	-	(2,170,396)	-	-	-	(2,170,396)
Other	-	-	(9,201)	-	(8,394)	-	-	-	(17,595)
Other comprehensive income (loss)	-	-	1,703	-	-	-	34,389	-	36,092
Balances at
December 31, 2012	42,357,863	315,000,000	$247,934	$3,574	$4,522,668	$(4,114,515)	$(212,599)	$(973)	$446,089
Net income (loss)	-	-	24,134	-	-	(48,460)	-	-	(24,326)
Exercise of stock options and other	1,759,980	-	-	17	4,228	-	-	(54)	4,191
Share-based payments	-	-	-	-	7,725	-	-	-	7,725
Dividends and other payments to noncontrolling interests	-	-	(68,441)	-	-	-	-	-	(68,441)
Dividends declared and paid ($0.5578/share)	-	-	-	-	(200,010)	-	-	-	(200,010)
Other	-	-	613	-	(2,566)	-	-	-	(1,953)
Other comprehensive income	-	-	(2,194)	-	-	-	(973)	-	(3,167)
Balances at
December 31, 2013	44,117,843	315,000,000	$202,046	$3,591	$4,332,045	$(4,162,975)	$(213,572)	$(1,027)	$160,108
Net income (loss)	-	-	26,709	-	-	(9,590)	-	-	17,119
Exercise of stock options and other	1,113,439	-	-	11	2,390	-	-	(165)	2,236
Share-based payments	-	-	-	-	7,743	-	-	-	7,743
Dividends and other payments to noncontrolling interests	-	-	(18,995)	-	-	-	-	-	(18,995)
Dividends declared and paid ($0.4865/share)	-	-	-	-	(175,022)	-	-	-	(175,022)
Other	-	-	-	-	77	-	-	-	77
Other comprehensive income	-	-	(6,426)	-	-	-	(127,781)	-	(134,207)
Balances at
December 31, 2014	45,231,282	315,000,000	$203,334	$3,602	$4,167,233	$(4,172,565)	$(341,353)	$(1,192)	$(140,941)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands)	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Consolidated net income (loss)	$17,119	$(24,326)	$(159,210)
Reconciling items:
Impairment charges	3,530	13,150	37,651
Depreciation and amortization	406,243	403,170	399,264
Deferred taxes	(33,569)	(31,216)	(157,315)
Provision for doubtful accounts	7,150	5,124	7,000
Share-based compensation	7,743	7,725	10,589
Gain on sale of operating and fixed assets	(7,801)	(22,979)	(50,943)
Loss on marketable securities	-	18	2,578
Amortization of deferred financing charges and note discounts, net	8,660	8,562	10,963
Loss on extinguishment of debt	-	-	221,071
Other reconciling items, net	(18,250)	2,188	112
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(38,618)	43,429	(46,294)
Increase in accrued expenses	19,123	18,176	25,294
Increase (decrease) in accounts payable	(4,460)	(10,407)	2,503
Increase (decrease) in deferred income	(5,370)	334	24,069
Changes in other operating assets and liabilities	(13,077)	1,692	27,806
Net cash provided by operating activities	348,423	414,640	355,138
Cash flows from investing activities:
Purchases of property, plant and equipment	(231,169)	(206,187)	(275,577)
Proceeds from disposal of assets	12,861	42,134	56,433
Purchases of other operating assets	(573)	(10,483)	(5,719)
Proceeds from sale of investment securities	15,834	-	-
Purchases of businesses	-	-	(4,721)
Change in other, net	(3,384)	(3,143)	(4,164)
Net cash used for investing activities	(206,431)	(177,679)	(233,748)
Cash flows from financing activities:
Draws on credit facilities	3,010	2,752	2,063
Payments on credit facilities	(3,682)	(4,815)	(3,368)
Proceeds from long-term debt	-	-	4,917,643
Payments on long-term debt	(48)	(6,626)	(2,700,786)
Net transfers to iHeartCommunications	(68,804)	(149,957)	(73,127)
Deferred financing charges	-	(344)	(69,988)
Payments to repurchase noncontrolling interests	-	(61,143)	(7,040)
Dividends and other payments to noncontrolling interests	(18,995)	(68,442)	(6,931)
Dividends paid	(175,022)	(200,010)	(2,170,396)
Change in other, net	2,232	4,192	6,381
Net cash used for financing activities	(261,309)	(484,393)	(105,549)
Effect of exchange rate changes on cash	(9,024)	(2)	3,483
Net increase (decrease) in cash and cash equivalents	(128,341)	(247,434)	19,324
Cash and cash equivalents at beginning of year	314,545	561,979	542,655
Cash and cash equivalents at end of year	$186,204	$314,545	$561,979
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest	$347,786	$346,833	$381,346
Cash paid during the year for income taxes	43,275	46,262	48,424

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Clear Channel Outdoor Holdings, Inc. (the “Company”) is an outdoor advertising company which owns or operates advertising display faces domestically and internationally.   On November 11, 2005, the Company became a publicly traded company through an initial public offering (“IPO”), in which 10%, or 35.0 million shares, of the Company’s Class A common stock was sold.  Prior to the IPO, the Company was an indirect wholly-owned subsidiary of iHeartCommunications, Inc. (“iHeartCommunications”), a diversified media and entertainment company.  As of December 31, 2014, iHeartCommunications indirectly holds all of the 315.0 million shares of Class B common stock outstanding and 6,553,971 shares of Class A common stock, collectively representing approximately 89% of the shares outstanding and approximately 99% of the voting power.  On January 7, 2015, a subsidiary of iHeartCommunications purchased an additional 2,000,000 shares of our Class A common stock, increasing iHeartCommunications’ collective holdings to represent slightly less than 90% of the outstanding shares of common stock.  The holders of Class A common stock and Class B common stock have identical rights, except holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to 20 votes per share.   The Class B shares of common stock are convertible, at the option of the holder at any time or upon any transfer, into shares of Class A common stock on a one-for-one basis, subject to certain limited exceptions.

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

Agreements with iHeartCommunications

There are several agreements which govern the Company’s relationship with iHeartCommunications including the Master Agreement, Corporate Services Agreement, Employee Matters Agreement and Tax Matters Agreement.  iHeartCommunications has the right to terminate these agreements in various circumstances.  As of the date of the filing of this report, no notice of termination of any of these agreements has been received from iHeartCommunications.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Also included in the consolidated financial statements are entities for which the Company has a controlling financial interest or is the primary beneficiary.  Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the Company are accounted for using the equity method of accounting.  All significant intercompany accounts have been eliminated in consolidation

Certain prior period amounts have been reclassified to conform to the 2014 presentation.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, net of reserves for sales returns and allowances, and allowances for doubtful accounts. The Company evaluates the collectability of its accounts receivable based on a combination of factors.  In circumstances where it is aware of a specific customer’s inability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected.  For all other customers, it recognizes reserves for bad debt based on historical experience of bad debts as a percent of revenue for each business unit, adjusted for relative improvements or deteriorations in the

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

agings and changes in current economic conditions.  The Company believes its concentration of credit risk is limited due to the large number and the geographic diversification of its customers.

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

Land Leases and Other Structure Leases

Most of the Company’s advertising structures are located on leased land.   Americas land leases are typically paid in advance for periods ranging from one to 12 months.   International land leases are paid both in advance and in arrears, for periods ranging from one to 12 months.   Most international street furniture display faces are operated through contracts with municipalities for up to 20 years.   The leased land and street furniture contracts often include a percent of revenue to be paid along with a base rent payment.   Prepaid land leases are recorded as an asset and expensed ratably over the related rental term and rent payments in arrears are recorded as an accrued liability.

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

Goodwill

At least annually, the Company performs its impairment test for each reporting unit’s goodwill.  In 2014 and 2013, the Company used a discounted cash flow model to determine if the carrying value of the reporting unit, including goodwill, is less than the fair value of the reporting unit. The Company identified its reporting units in accordance with ASC 350-20-55. The Company’s U.S. outdoor advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test.  The Company also determined that within its Americas segment, Canada constitutes a separate reporting unit and each country in its International outdoor segment constitutes a separate reporting unit.  The Company had no impairment of goodwill for 2014.  The Company recognized a non-cash impairment charge to goodwill of $10.7 million based on declining future cash flows expected in one country in the International outdoor segment for 2013.  The Company had no impairment of goodwill for 2012.

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

Other Investments

Other investments are composed primarily of equity securities.  These securities are classified as available-for-sale or trading and are carried at fair value based on quoted market prices.  Securities are carried at historical value when quoted market prices are unavailable.  The net unrealized gains or losses on the available-for-sale securities, net of tax, are reported in accumulated other comprehensive loss as a component of shareholders’ equity (deficit).  In addition, the Company holds investments that do not have quoted market prices.  The Company periodically assesses the value of available-for-sale and non-marketable securities and records impairment charges in the statement of comprehensive loss for any decline in value that is determined to be other-than-temporary.  The average cost method is used to compute the realized gains and losses on sales of equity securities.

The Company periodically assesses the value of its available-for-sale securities.  Based on these assessments, no impairments existed at December 31, 2013 and December 31, 2014. The Company concluded that other-than-temporary impairments existed at December 31, 2012 and recorded a non-cash impairment charge of $2.6 million during that year.  Such charges are recorded on the statement of operations in “Loss on marketable securities”.

Financial Instruments

Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at December 31, 2014 and 2013.

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

Income Taxes

The Company accounts for income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion or the entire asset will not be realized.  Generally, all earnings from the Company’s foreign operations are permanently reinvested and not distributed.  The Company has not provided U.S. federal income taxes for temporary differences with respect to investments in foreign subsidiaries, which at December 31, 2014, currently result in tax basis amounts greater than the financial reporting basis.  It is not apparent that these unrecognized deferred tax assets will reverse in the foreseeable future. If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant current and historic deficits in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.  We regularly review our tax liabilities on amounts that may be distributed in future periods and provide for foreign withholding and other current and deferred taxes on any such amounts.  The determination of the amount of federal income taxes, if any, that might become due in the event that our foreign earnings are distributed is not practicable.

The operations of the Company are included in a consolidated U.S. Federal income tax return filed by iHeartMedia.  However, for financial reporting purposes, the Company’s provision for income taxes has been computed on the basis that the Company files separate consolidated U.S. federal income tax returns with its subsidiaries.

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

Advertising Expense

The Company records advertising expense as it is incurred.  Advertising expenses were $20.1 million, $18.6 million and $17.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Foreign Currency

Results of operations for foreign subsidiaries and foreign equity investees are translated into U.S. dollars using the average exchange rates during the year.   The assets and liabilities of those subsidiaries and investees are translated into U.S. dollars using the exchange rates at the balance sheet date.   The related translation adjustments are recorded in a separate component of shareholders’ equity (deficit), “Accumulated other comprehensive loss”.   Foreign currency transaction gains and losses are included in operations.

New Accounting Pronouncements

During the first quarter of 2014, the Company adopted the Financial Accounting Standards Board's (“FASB”) ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.  This update provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. The amendments were effective for fiscal years (and interim periods within) beginning after December 15, 2013 and were to be applied retrospectively to all prior periods presented for such obligations that existed at the beginning of an entity’s fiscal year of adoption.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

During the first quarter of 2014, the Company adopted the FASB’s ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity of an Investment in a

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Foreign Entity. The amendments were effective prospectively for the fiscal years (and interim periods within) beginning after December 15, 2013 and provide clarification guidance for the release of the cumulative translation adjustment under current U.S. GAAP. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

During the first quarter of 2014, the Company adopted the FASB’s ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update requires unrecognized tax benefits to be offset against a deferred tax asset for a net operating loss carryforward, similar tax loss or tax credit carryforward in certain situations.  The amendments were effective prospectively for the fiscal years (and interim periods within) beginning after December 15, 2013.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements

During the second quarter of 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP.  The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2016.  The Company is currently evaluating the impact of the provisions of this new standard on its financial position and results of operations.

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

During the fourth quarter of 2014, the FASB issued ASU No. 2014-17, Business Combinations (Topic 805), Pushdown Accounting.  This new standard provides guidance which allows an acquired entity to elect to apply pushdown accounting in its separate financial statements on a change-in-control event. The acquired entity elects whether to apply pushdown accounting individually for each change-in-control event, and may apply pushdown accounting during the reporting period in which the change-in-control event occurs.  The standard is effective immediately.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Dispositions

During 2013, the Company’s Americas outdoor segment divested certain outdoor advertising assets in Times Square for approximately $18.7 million resulting in a gain of $12.2 million, which is included in “Other operating income, net.”

During 2012, the Company’s International outdoor segment sold its international neon business and its outdoor advertising business in Romania, resulting in an aggregate gain of $39.7 million included in “Other operating income, net.”

Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets at December 31, 2014 and 2013, respectively.

(In thousands)	December 31,	December 31,
	2014	2013
Land, buildings and improvements	$198,280	$213,670
Structures	2,999,582	3,021,152
Furniture and other equipment	152,084	147,768
Construction in progress	75,469	83,891
	3,425,415	3,466,481
Less: accumulated depreciation	1,519,764	1,385,383
Property, plant and equipment, net	$1,905,651	$2,081,098

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

During 2014, the Company recognized no impairment charge related to billboard permits. During 2013, the Company recognized a $2.5 million impairment charge related to billboard permits in a certain market due to increased start-up costs for that market exceeding market value.  During 2012, the Company recognized a $35.9 million impairment charge related to billboard permits in certain markets due to a change in the Company’s forecast of revenue growth within the markets.

Other Intangible Assets

Other intangible assets include definite-lived intangible assets and permanent easements.  The Company’s definite-lived intangible assets include primarily transit and street furniture contracts, site-leases and other contractual rights, all of which are amortized over the respective lives of the agreements, or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Permanent easements are indefinite-lived intangible assets which include certain rights to use real property not owned by the Company.  During 2014, the Company recognized a $3.3 million impairment charge related to easements in three markets primarily due to declining revenue forecasts.  Additionally, the Company recognized $0.2 million impairment charges related to other items.  No impairment of other intangible assets were recognized during 2013 or 2012.

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets at December 31, 2014 and 2013, respectively:

(In thousands)	December 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$716,722	$(476,523)	$777,521	$(464,548)
Permanent easements	171,272	-	173,753	-
Other	2,912	(2,319)	2,832	(1,632)
Total	$890,906	$(478,842)	$954,106	$(466,180)

Total amortization expense related to definite-lived intangible assets was $66.8 million, $70.9 million and $75.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2015	$48,341
2016	37,938
2017	30,508
2018	22,408
2019	15,604

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

Each of the Company’s reporting units is valued using a discounted cash flow model which requires estimating future cash flows expected to be generated from the reporting unit, discounted to their present value using a risk-adjusted discount rate.  Terminal values were also estimated and discounted to their present value.  Assessing the recoverability of goodwill requires the Company to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on its budgets, business plans, economic projections, anticipated future cash flows and marketplace data.  There are inherent uncertainties related to these factors and management’s judgment in applying these factors.  The Company recognized no goodwill impairment for the year ended December 31, 2014. In 2013, based on declining future cash flows expected in one country in the International segment, the Company recognized a non-cash impairment charge to goodwill of $10.7 million and recognized no goodwill impairment for its Americas segment for the year ended December 31, 2013.  The Company recognized no goodwill impairment for the year ended December 31, 2012.

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments.

(In thousands)	Americas	International	Consolidated
Balance as of December 31, 2012	$571,932	$290,316	$862,248
Impairment	-	(10,684)	(10,684)
Foreign currency	-	(974)	(974)
Dispositions	-	(456)	(456)
Balance as of December 31, 2013	$571,932	$278,202	$850,134
Foreign currency	-	(33,022)	(33,022)
Balance as of December 31, 2014	$571,932	$245,180	$817,112

The balance at December 31, 2012 is net of cumulative impairments of $2.6 billion and $315.9 million  in the Company’s Americas and International segments, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 – INVESTMENTS

The Company’s most significant investments in nonconsolidated affiliates are listed below:

Alessi

The Company owns a 49% interest in Alessi, an Italian outdoor advertising company.

Buspak

The Company owned a 50% interest in Buspak, a bus advertising company in Hong Kong. On July 18, 2014, a subsidiary of the Company sold its 50% interest in Buspak, recognizing a gain on the sale of $4.5 million.

The following table summarizes the Company's investments in nonconsolidated affiliates:

(In thousands)	Buspak	All Others	Total
Balance as of December 31, 2012	$10,643	$5,480	$16,123
Equity in net loss	(144)	(1,948)	(2,092)
Acquisitions of investments, net	-	54	54
Other, net	-	1,301	1,301
Foreign currency translation adjustments	(4)	9	5
Balance as of December 31, 2013	$10,495	$4,896	$15,391
Equity in net earnings (loss)	5,139	(1,350)	3,789
Acquisitions (Divestitures) of investments, net	(15,821)	(333)	(16,154)
Other, net	-	2,290	2,290
Foreign currency translation adjustments	187	(110)	77
Balance as of December 31, 2014	$-	$5,393	$5,393

The investments in the table above are not consolidated, but are accounted for under the equity method of accounting, whereby the Company records its investments in these entities in the balance sheet as “Other assets.” The Company's interests in their operations are recorded in the statement of comprehensive loss as “Equity in earnings (loss) of nonconsolidated affiliates.”

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

The following table presents the activity related to the Company’s asset retirement obligation:

(In thousands)	Years Ended December 31,
	2014	2013
Beginning balance	$54,832	$52,571
Adjustment due to changes in estimates	(6,508)	866
Accretion of liability	7,340	4,612
Liabilities settled	(5,669)	(3,159)
Foreign Currency	(1,834)	(58)
Ending balance	$48,161	$54,832

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 – LONG-TERM DEBT

Long-term debt at December 31, 2014 and 2013 consisted of the following:

(In thousands)	December 31,	December 31,
	2014	2013
Clear Channel Worldwide Holdings Senior Notes	$4,925,000	$4,925,000
Senior revolving credit facility due 2018	-	-
Other debt	15,107	17,133
Original issue discount	(6,178)	(6,757)
Total debt	$4,933,929	$4,935,376
Less: current portion	3,461	15,999
Total long-term debt	$4,930,468	$4,919,377

The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.1 billion at both December 31, 2014 and 2013. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 1.

Clear Channel Worldwide Holdings Senior Notes

As of December 31,2014, Clear Channel Worldwide Holdings Senior Notes consisted of:

(In thousands)				December 31,	December 31,
	Maturity Date	Interest Rate	Interest Payment Terms	2014	2013
CCWH Senior Notes:
6.5% Series A Senior Notes Due 2022	11/15/2022	6.5%	Payable to the trustee weekly in arrears and to the noteholders on May 15 and November 15 of each year	$735,750	735,750
6.5% Series B Senior Notes Due 2022	11/15/2022	6.5%	Payable to the trustee weekly in arrears and to the noteholders on May 15 and November 15 of each year	1,989,250	1,989,250
CCWH Senior Subordinated Notes:
7.625% Series A Senior Notes Due 2020	3/15/2020	7.625%	Payable to the trustee weekly in arrears and to the noteholders on March 15 and September 15 of each year	275,000	275,000
7.625% Series B Senior Notes Due 2020	3/15/2020	7.625%	Payable to the trustee weekly in arrears and to the noteholders on March 15 and September 15 of each year	1,925,000	1,925,000
Total Senior Notes				$4,925,000	4,925,000

Guarantees and Security

The CCWH Senior Notes are guaranteed by CCOH, Clear Channel Outdoor, Inc. (“CCOI”) and certain of CCOH’s direct and indirect subsidiaries. The CCWH Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, on a senior

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

subordinated basis by CCOH, CCOI and certain of CCOH’s other domestic subsidiaries and rank junior to each guarantor’s existing and future senior debt, including the CCWH Senior Notes, equally with each guarantor’s existing and future senior subordinated debt and ahead of each guarantor’s existing and future debt that expressly provides that it is subordinated to the guarantees of the CCWH Senior Subordinated Notes.

The CCWH Senior Notes are senior obligations that rank pari passu in right of payment to all unsubordinated indebtedness of CCWH and the guarantees of the CCWH Senior Notes rank pari passu in right of payment to all unsubordinated indebtedness of the guarantors. The CCWH Senior Subordinated Notes are unsecured senior subordinated obligations that rank junior to all of CCWH’s existing and future senior debt, including the CCWH Senior Notes, equally with any of CCWH’s existing and future senior subordinated debt and ahead of all of CCWH’s existing and future debt that expressly provides that it is subordinated to the CCWH Subordinated Notes.

Redemptions

CCWH may redeem the Senior Notes and Senior Subordinated Notes at its option, in whole or part, at redemption prices set forth in the indentures plus accrued and unpaid interest to the redemption date and plus an applicable premium.

Certain Covenants

The indentures governing the Senior Notes and Senior Subordinated Notes contain covenants that limit CCOH and its restricted subsidiaries ability to, among other things:

•          incur or guarantee additional debt or issue certain preferred stock;

•          in the case of the Senior Notes, create liens on its restricted subsidiaries’ assets to secure such debt;

•          create restrictions on the payment of dividends or other amounts;

•          enter into certain transactions with affiliates;

•          merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets; and

•          sell certain assets, including capital stock of its subsidiaries.

Other Debt

Other debt includes various borrowings and capital leases utilized for general operating purposes.  Included in the $15.1 million balance at December 31, 2014 is $3.4 million that matures in less than one year.

Future Maturities

Future maturities of long-term debt as of December 31, 2014 are as follows:

(in thousands)
2015	$3,461
2016	2,658
2017	8,044
2018	89
2019	95
Thereafter	4,925,760
Total (1)	$4,940,107

(1)        Excludes original issue discount of $6.2 million, which is amortized through interest expense over the life of the underlying debt obligations.

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

Certain acquisition agreements include deferred consideration payments based on performance requirements by the seller, typically involving the completion of a development or obtaining appropriate permits that enable the Company to construct additional advertising displays.  At December 31, 2014, the Company believes its maximum aggregate contingency, which is subject to performance requirements by the seller, is approximately $30.0 million.  As the contingencies have not been met or resolved as of December 31, 2014, these amounts are not recorded.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2014, the Company’s future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year, capital expenditure commitments and employment contracts consist of the following:

(In thousands)			Capital
	Non-Cancelable	Non-Cancelable	Expenditure	Employment
	Operating Lease	Contracts	Commitments	Contracts
2015	$335,076	$436,066	$55,968	$5,971
2016	257,378	309,272	70,385	3,846
2017	222,931	252,881	67,053	1,115
2018	196,952	238,997	922	68
2019	175,651	171,416	757	-
Thereafter	1,011,426	336,058	14,402	-
Total	$2,199,414	$1,744,690	$209,487	$11,000

Rent expense charged to operations for the years ended December 31, 2014, 2013 and 2012 was $1,025.3 million, $1,017.0 million and $1,011.2 million, respectively.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 – GUARANTEES

As of December 31, 2014, the Company had $63.7 million in letters of credit outstanding, of which no letters of credit were cash secured. Additionally, as of December 31, 2014, iHeartCommunications had outstanding commercial standby letters of credit and surety bonds of $1.2 million and $43.7 million, respectively, held on behalf of the Company. These letters of credit and surety bonds relate to various operational matters, including insurance, bid and performance bonds, as well as other items.

In addition, as of December 31, 2014, the Company had outstanding bank guarantees of $55.1 million related to international subsidiaries, of which $15.2 million were backed by cash collateral.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 — RELATED PARTY TRANSACTIONS

The Company records net amounts due to or from iHeartCommunications as “Due from/to iHeartCommunications” on the consolidated balance sheets.  The accounts represent the revolving promissory note issued by the Company to iHeartCommunications and the revolving promissory note issued by iHeartCommunications to the Company in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances.  The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand or when they mature on December 15, 2017.

Included in the accounts are the net activities resulting from day-to-day cash management services provided by iHeartCommunications.  As a part of these services, the Company maintains collection bank accounts swept daily into accounts of iHeartCommunications (after satisfying the funding requirements of the Trustee Accounts under the CCWH Senior Notes and the CCWH Subordinated Notes).  In return, iHeartCommunications funds the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment.  The Company’s claim in relation to cash transferred from its concentration account is on an unsecured basis and is limited to the balance of the “Due from iHeartCommunications” account.

At December 31, 2014 and 2013, the asset recorded in “Due from iHeartCommunications” on the consolidated balance sheet was $947.8 million and $879.1 million, respectively.  At December 31, 2014, the fixed interest rate on the “Due from iHeartCommunications” account was 6.5%, which is equal to the fixed interest rate on the CCWH Senior Notes.  The net interest income for the years ended December 31, 2014, 2013 and 2012 was $60.2 million, $54.2 million and $63.8 million, respectively.

The Company provides advertising space on its billboards for radio stations owned by iHeartCommunications.  For the years ended December 31, 2014, 2013 and 2012, the Company recorded $3.4 million, $2.5 million and $1.2 million in revenue for these advertisements, respectively.

Under the Corporate Services Agreement between iHeartCommunications and the Company, iHeartCommunications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) certain executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services.  These services are charged to the Company based on actual direct costs incurred or allocated by iHeartCommunications based on headcount, revenue or other factors on a pro rata basis.  For the years ended December 31, 2014, 2013 and 2012, the Company recorded $31.2 million, $35.4 million and $35.9 million as a component of corporate expense for these services, respectively.

Pursuant to the Tax Matters Agreement between iHeartCommunications and the Company, the operations of the Company are included in a consolidated federal income tax return filed by iHeartCommunications.  The Company’s provision for income taxes has been computed on the basis that the Company files separate consolidated federal income tax returns with its subsidiaries.  Tax payments are made to iHeartCommunications on the basis of the Company’s separate taxable income.  Tax benefits recognized on the Company’s employee stock option exercises are retained by the Company.

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

Pursuant to the Employee Matters Agreement, the Company’s employees participate in iHeartCommunications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan.  These costs are recorded as a component of selling, general and administrative expenses and were approximately $10.7 million, $10.5 million and $11.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Stock Purchases

On August 9, 2010, iHeartCommunications announced that its board of directors approved a stock purchase program under which iHeartCommunications or its subsidiaries may purchase up to an aggregate of $100 million of the Company’s Class A common stock and/or the Class A common stock of iHeartMedia. The stock purchase program does not have a fixed expiration date and may be modified, suspended or terminated at any time at iHeartCommunications’ discretion. During 2011, a subsidiary of iHeartCommunications, purchased 1,553,971 shares of the Company’s Class A common stock through open market purchases for

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

approximately $16.4 million.  During 2014, a subsidiary of iHeartCommunications purchased 5,000,000 shares of our Class A common stock for approximately $48.8 million.  On January 7, 2015, a subsidiary of iHeartCommunications purchased an additional 2,000,000 of our Class A common stock for $20.4 million, increasing iHeartCommunications’ collective holdings to represent slightly less than 90% of the outstanding shares of our common stock.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 — INCOME TAXES

The operations of the Company are included in a consolidated U.S. federal income tax return filed by iHeartMedia.  However, for financial reporting purposes, the Company’s provision for income taxes has been computed on the basis that the Company files separate consolidated U.S. federal income tax returns with its subsidiaries.

Significant components of the provision for income tax benefit (expense) are as follows:

(In thousands)	Years Ended December 31,
	2014	2013	2012
Current - federal	$2,001	$(1,470)	$(465)
Current - foreign	(26,281)	(45,327)	(47,632)
Current - state	(502)	772	(2,129)
Total current expense	(24,782)	(46,025)	(50,226)

Deferred - Federal	26,744	21,369	119,195
Deferred - foreign	4,307	8,278	28,502
Deferred - state	2,518	1,569	9,618
Total deferred benefit	33,569	31,216	157,315
Income tax benefit (expense)	$8,787	$(14,809)	$107,089

For the year ended December 31, 2014 the Company recorded current tax expense of $24.8 million as compared to $46.0 million for the 2013 year. The change in current tax was due primarily to a reduction in unrecognized tax benefits during 2014, which resulted from the expiration of statutes of limitations to assess taxes in the United Kingdom and several state jurisdictions.  This decrease in unrecognized tax benefits resulted in a reduction to current tax expense of $21.8 million during 2014.

For the year ended December 31, 2013 the Company recorded current tax expense of $46.0 million as compared to $50.2 million for the 2012 year.  The change in current tax was due primarily to reductions in state current tax expense due to the settlement of various examinations during 2013.

Deferred tax benefits of $33.6 million and $31.2 million for the year ended December 31, 2014 and 2013, respectively, primarily relate to federal and state losses generated during the period.

Deferred tax benefits decreased $126.1 million for the year ended December 31, 2013 compared to 2012, primarily due to a decrease in federal and state losses in 2013.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2014 and 2013 are as follows:

(In thousands)	December 31,	December 31,
	2014	2013
Deferred tax liabilities:
Intangibles and fixed assets	$946,960	$951,405
Equity in earnings	1,740	1,062
Other investments	10,891	6,486
Total deferred tax liabilities	959,591	958,953
Deferred tax assets:
Accrued expenses	18,185	17,791
Net operating loss carryforwards	478,754	458,670
Bad debt reserves	3,520	3,962
Other	23,271	18,967
Total deferred tax assets	523,730	499,390
Less: Valuation allowance	168,555	180,284
Net deferred tax assets	355,175	319,106
Net deferred tax liabilities	604,416	639,847
Less: current portion of deferred tax asset (liability)	15,839	16,303
Long-term net deferred tax liabilities	$620,255	$656,150

The Company’s net foreign deferred tax liabilities were $10.7 million and $16.9 million for the periods ended December 31, 2014 and 2013, respectively.

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

At December 31, 2014, the Company had recorded deferred tax assets for net operating loss carryforwards (tax effected) for federal and state income tax purposes of $325.8 million, expiring in various amounts through 2034.  The Company had recorded deferred tax assets for foreign net operating loss carryforwards (tax effected) of approximately $153.0 million as offset in part by an associated valuation allowance of $146.8 million.  The remaining deferred tax valuation allowance of $22.1 million offsets other foreign deferred tax assets that are not expected to be realized.  Realization of these foreign deferred tax assets is dependent upon the Company’s ability to generate future taxable income in appropriate tax jurisdictions to obtain benefits.  Due to the Company’s evaluation of negative factors including particular negative evidence of cumulative losses in these jurisdictions, the Company continues to record valuation allowances on the foreign deferred tax assets that are not expected to be realized.  The Company expects to realize its remaining gross deferred tax assets based upon its assessment of deferred tax liabilities that will reverse in the same carryforward period and jurisdiction and are of the same character as the net operating loss carryforwards and temporary differences that give rise to the deferred tax assets.  Any deferred tax liabilities associated with billboard permits and tax deductible goodwill intangible assets are not relied upon as a source of future taxable income, as these intangible assets have an indefinite life.

At December 31, 2014 and 2013, net deferred tax assets include a deferred tax asset of $16.2 million and $15.3 million, respectively, relating to stock-based compensation expense under ASC 718-10, Compensation—Stock Compensation.  Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date.   Accordingly, there can be no assurance that the stock price of the Company’s Common Stock will rise to levels sufficient to realize the entire deferred tax benefit currently reflected in our balance sheet.  See Note 10 for additional discussion of ASC 718-10.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The reconciliation of income tax computed at the U.S. federal statutory rates to income tax benefit is:

(In thousands)	Years Ended December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax benefit (expense) at statutory rates	$(2,916)	35%	$3,331	35%	$93,205	35%
State income taxes, net of federal tax effect	2,016	(24%)	2,342	25%	7,489	3%
Foreign income taxes	11,434	(137%)	(19,777)	(208%)	9,938	3%
Nondeductible items	(722)	9%	(613)	(7%)	(679)	0%
Tax contingencies	2,941	(35%)	(2,488)	(26%)	522	0%
Other, net	(3,966)	47%	2,396	25%	(3,386)	(1%)
Income tax benefit (expense)	$8,787	(105%)	$(14,809)	(156%)	$107,089	40%

During 2014, the Company recorded tax benefits of approximately $8.8 million.  The 2014 income tax benefit and (105%) effective tax rate were impacted primarily by the Company’s benefits and charges from tax amounts associated with its foreign earnings that are taxed at rates different from the federal statutory rate and an inability to benefit from losses in certain foreign jurisdictions.   Additionally, the Company recorded $20.0 million in net tax benefits associated with a decrease in unrecognized tax benefits resulting from the expiration of statutes of limitations to assess taxes in the United Kingdom and several state jurisdictions. Foreign income before income taxes was approximately $95.5 million for 2014, and it should be noted that with limited exceptions, tax rates in our foreign jurisdictions are lower than that of the U.S. federal statutory rate.

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

All tax liabilities owed by the Company are paid by the Company or on behalf of the Company by iHeartCommunications through an operating account that represents net amounts due to or from iHeartCommunications.

The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense.  The total amount of interest accrued at December 31, 2014 and 2013, was $3.2 million and $9.6 million, respectively.  The total amount of unrecognized tax benefits and accrued interest and penalties at December 31, 2014 and 2013, was $42.4 million and $62.2 million, respectively, of which $25.3 million and $42.1 million is included in “Other long-term liabilities.” In addition, $17.0 million and $16.1 million of unrecognized tax benefits are recorded net with the Company’s deferred tax assets for its net operating losses as opposed to being recorded in “Other long-term liabilities” at December 31, 2014 and 2013, respectively.  The total amount of unrecognized tax benefits at December 31, 2014 and 2013 that, if recognized, would impact the effective income tax rate is $24.7 million and $45.4 million, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	Years Ended December 31,
Unrecognized Tax Benefits	2014	2013
Balance at beginning of period	$52,619	$45,839
Increases for tax position taken in the current year	9,771	9,454
Increases for tax positions taken in previous years	1,752	6,124
Decreases for tax position taken in previous years	(5,148)	(638)
Decreases due to settlements with tax authorities	(2,669)	(678)
Decreases due to lapse of statute of limitations	(17,182)	(7,482)
Balance at end of period	$39,143	$52,619

Pursuant to the Tax Matters Agreement between iHeartCommunications and the Company, the operations of the Company are included in a consolidated U.S. federal income tax return filed by iHeartMedia.  In addition, the Company and its subsidiaries file income tax returns in various state and foreign jurisdictions.  During 2014 and 2013, the Company reversed $21.8 and $7.9 million in unrecognized tax benefits, inclusive of interest, as a result of the expiration of statutes of limitations to assess taxes in certain state and foreign jurisdictions. All federal income tax matters through 2008 are closed.  The Company has effectively settled the 2009 and 2010 examinations with the IRS and is awaiting final approval of the settlement from the Joint Committee on Taxation.  The IRS is currently auditing the Company’s tax returns for the 2011 and 2012 periods.  Substantially all material state, local, and foreign income tax matters have been concluded for years through 2005.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 – SHAREHOLDERS’ EQUITY

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The following table shows the changes in shareholders’ equity attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2014	$(41,938)	$202,046	$160,108
Net income (loss)	(9,590)	26,709	17,119
Dividends paid	(175,022)	-	(175,022)
Dividends and other payments to noncontrolling interests	-	(18,995)	(18,995)
Foreign currency translation adjustments	(116,678)	(6,426)	(123,104)
Unrealized holding gain on marketable securities	327	-	327
Other adjustments to comprehensive loss	(11,438)	-	(11,438)
Reclassifications	8	-	8
Other, net	10,056	-	10,056
Balances at December 31, 2014	$(344,275)	$203,334	$(140,941)

Balances at January 1, 2013	$198,155	$247,934	$446,089
Net income (loss)	(48,460)	24,134	(24,326)
Dividends paid	(200,010)	-	(200,010)
Dividends and other payments to noncontrolling interests	-	(68,441)	(68,441)
Foreign currency translation adjustments	(7,460)	(2,194)	(9,654)
Unrealized holding gain (loss) on marketable securities	1,187	-	1,187
Other adjustments to comprehensive loss	6,732	-	6,732
Reclassifications	(1,432)	-	(1,432)
Other, net	9,350	613	9,963
Balances at December 31, 2013	$(41,938)	$202,046	$160,108

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

	Years Ended December 31,
	2014	2013	2012
Expected volatility	54% – 56%	55% – 56%	54% – 56%
Expected life in years	6.3	6.3	6.3
Risk-free interest rate	1.73% – 2.08%	1.05% – 2.19%	0.92% – 1.48%
Dividend yield	0%	0%	0%

The following table presents a summary of the Company's stock options outstanding at and stock option activity during the year ended December 31, 2014 (“Price” reflects the weighted average exercise price per share):

(In thousands, except per share data)	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2014	6,909	$9.60
Granted (1)	627	8.64
Exercised (2)	(459)	5.23
Forfeited	(628)	8.11
Expired	(424)	10.58
Outstanding, December 31, 2014	6,025	9.92	5.1 years	$13,956
Exercisable	4,471	10.56	4.1 years	$10,065
Expected to vest	1,487	8.08	7.8 years	$3,729

(1)        The weighted average grant date fair value of the Company’s options granted during the years ended December 31, 2014, 2013 and 2012 was $4.69, $4.10 and $4.43 per share, respectively.

(2)        Cash received from option exercises during the years ended December 31, 2014, 2013 and 2012 was $2.4 million, $4.2 million and $6.4 million, respectively.  The total intrinsic value of the options exercised during the years ended December 31, 2014, 2013 and 2012 was $1.5 million, $5.0 million and $7.9 million, respectively.

A summary of the Company’s unvested options at and changes during the year ended December 31, 2014 is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Unvested, January 1, 2014	2,645	$5.21
Granted	627	4.69
Vested (1)	(1,091)	5.59
Forfeited	(628)	4.74
Unvested, December 31, 2014	1,553	4.92

(1)        The total fair value of the Company’s options vested during the years ended December 31, 2014, 2013 and 2012 was $6.1 million, $7.1 million and $11.5 million, respectively.

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

The following table presents a summary of the Company's restricted stock and restricted stock units outstanding at and activity during the year ended December 31, 2014 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2014	1,892	$6.83
Granted	1,040	8.88
Vested (restriction lapsed)	(64)	6.86
Forfeited	(410)	7.76
Outstanding, December 31, 2014	2,458	7.54

Share-Based Compensation Cost

The share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Share-based compensation payments are recorded in corporate expenses and were $7.7 million, $7.7 million and $10.6 million, during the years ended December 31, 2014, 2013 and 2012, respectively.

The tax benefit related to the share-based compensation expense for the years ended December 31, 2014, 2013 and 2012 was $3.0 million, $3.0 million and $4.1 million, respectively.

As of December 31, 2014, there was $15.1 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of December 31, 2014, there was $0.6 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Loss per Share

The following table presents the computation of earnings (loss) per share for the years ended December 31, 2014, 2013 and 2012:

(In thousands, except per share data)	Years Ended December 31,
	2014	2013	2012
NUMERATOR:
Net loss attributable to the Company – common shares	$(9,590)	$(48,460)	$(183,112)
Less: Participating securities dividends	-	2,566	8,456
Net income (loss) attributable to the Company per common share – basic and diluted	$(9,590)	$(51,026)	$(191,568)

DENOMINATOR:
Weighted average common shares outstanding – basic	358,565	357,662	356,915
Effect of dilutive securities:
Weighted average common shares outstanding – diluted	358,565	357,662	356,915

Net income (loss) attributable to the Company per common share:
Basic	$(0.03)	$(0.14)	$(0.54)
Diluted	$(0.03)	$(0.14)	$(0.54)

(1)

8.5 million, 8.8 million and 9.5 million stock options were outstanding at December 31, 2014, 2013 and 2012, respectively, that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 – EMPLOYEE STOCK AND SAVINGS PLANS

The Company’s U.S. employees are eligible to participate in various 401(k) savings and other plans provided by iHeartCommunications for the purpose of providing retirement benefits for substantially all employees.  Under these plans, a Company employee can make pre-tax contributions and the Company will match 50% of the employee’s first 5% of pay contributed to the plan.  Employees vest in these Company matching contributions based upon their years of service to the Company.  Contributions to these plans of $2.7 million, $2.4 million and $2.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, were recorded as a component of operating expenses.

In addition, employees in the Company’s International segment participate in retirement plans administered by the Company which are not part of the 401(k) savings and other plans sponsored by iHeartCommunications.  Contributions to these plans of $11.1 million, $10.6 million and $13.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, were recorded as a component of operating expenses.

Certain highly compensated executives of the Company are eligible to participate in a non-qualified deferred compensation plan sponsored by iHeartCommunications, under which such executives were able to make an annual election to defer up to 50% of their annual salary and up to 80% of their bonus before taxes. The Company suspended all salary and bonus deferral and company matching contributions to the deferred compensation plan on January 1, 2010. Matching credits on amounts deferred may be made in the sole discretion of iHeartCommunications and iHeartCommunications retains ownership of all assets until distributed.  Participants in the plan have the opportunity to allocate their deferrals and any matching credits among different investment options, the performance of which is used to determine the amounts paid to participants under the plan.  There is no liability recorded by the Company under this deferred compensation plan as the liability of this plan is that of iHeartCommunications.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 — OTHER INFORMATION

The following table discloses the components of “Other income (expense)” for the years ended December 31, 2014, 2013 and 2012, respectively:

(In thousands)	Years Ended December 31,
	2014	2013	2012
Foreign exchange loss	$15,460	$1,674	$(869)
Other	(275)	(658)	505
Total other income (expense) — net	$15,185	$1,016	$(364)

For the years ended December 31, 2014, 2013, and 2012 the total increase (decrease) in deferred income tax liabilities of other comprehensive income (loss) related to pensions were ($5.6) million, $0.2 million, and ($2.8) million, respectively.

The following table discloses the components of “Other current assets” as of December 31, 2014 and 2013, respectively:

(In thousands)	As of December 31,
	2014	2013
Deferred loan costs	$8,080	$7,982
Inventory	21,892	24,857
Deferred tax asset	15,839	16,303
Deposits	3,124	3,862
Other receivables	2,788	5,388
Other	10,170	9,941
Total other current assets	$61,893	$68,333

The following table discloses the components of “Other assets” as of December 31, 2014 and 2013, respectively:

(In thousands)	As of December 31,
	2014	2013
Prepaid expenses	$53,669	$60,667
Deferred loan costs	41,862	50,038
Deposits	26,283	24,308
Investments	7,509	17,420
Other	3,758	2,482
Total other assets	$133,081	$154,915

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table discloses the components of “Other long-term liabilities” as of December 31, 2014 and 2013, respectively:

(In thousands)	As of December 31,
	2014	2013
Unrecognized tax benefits	$25,279	$42,070
Asset retirement obligation	48,161	54,832
Employee related liabilities	39,963	31,617
Deferred rent	94,946	92,512
Other	26,451	29,136
Total other long-term liabilities	$234,800	$250,167

The following table discloses the components of “Accumulated other comprehensive loss,” net of tax, as of December 31, 2014 and 2013, respectively:

(In thousands)	As of December 31,
	2014	2013
Cumulative currency translation adjustments and other	$(342,909)	$(214,801)
Cumulative unrealized gain on securities	1,556	1,229
Total accumulated other comprehensive loss	$(341,353)	$(213,572)

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the Company’s reportable segment results for the years ended December 31, 2014, 2013 and 2012:

(In thousands)	Americas Outdoor Advertising	International Outdoor Advertising	Corporate and other reconciling items	Consolidated
Year Ended December 31, 2014
Revenue	$1,253,190	$1,708,069	$-	$2,961,259
Direct operating expenses	555,614	1,041,274	-	1,596,888
Selling, general and administrative expenses	211,969	336,550	-	548,519
Corporate expenses	-	-	130,894	130,894
Depreciation and amortization	194,640	207,431	4,172	406,243
Impairment charges	-	-	3,530	3,530
Other operating income, net	-	-	7,259	7,259
Operating income (loss)	$290,967	$122,814	$(131,337)	$282,444

Segment assets	$3,527,935	$1,817,237	$1,017,239	$6,362,411
Capital expenditures	$97,053	$130,154	$3,962	$231,169
Share-based compensation expense	$-	$-	$7,743	$7,743
Year Ended December 31, 2013
Revenue	$1,290,452	$1,655,738	$-	$2,946,190
Direct operating expenses	566,669	1,028,059	-	1,594,728
Selling, general and administrative expenses	220,732	322,840	-	543,572
Corporate expenses	-	-	124,399	124,399
Depreciation and amortization	196,597	203,927	2,646	403,170
Impairment charges	-	-	13,150	13,150
Other operating income, net	-	-	22,979	22,979
Operating income (loss)	$306,454	$100,912	$(117,216)	$290,150

Segment assets	$3,693,308	$2,029,687	$1,036,397	$6,759,392
Capital expenditures	$88,991	$108,548	$8,648	$206,187
Share-based compensation expense	$-	$-	$7,725	$7,725
Year Ended December 31, 2012
Revenue	$1,279,257	$1,667,687	$-	$2,946,944
Direct operating expenses	582,340	1,021,152	-	1,603,492
Selling, general and administrative expenses	211,245	363,417	-	574,662
Corporate expenses	-	-	115,832	115,832
Depreciation and amortization	192,023	205,258	1,983	399,264
Impairment charges	-	-	37,651	37,651
Other operating income, net	-	-	50,943	50,943
Operating income (loss)	$293,649	$77,860	$(104,523)	$266,986

Segment assets	$3,835,235	$2,256,309	$1,014,238	$7,105,782
Capital expenditures	$117,647	$150,129	$7,801	$275,577
Share-based compensation expense	$-	$-	$10,589	$10,589

Revenue of $1.8 billion, $1.7 billion and $1.7 billion derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2014, 2013 and 2012, respectively.  Revenue of $1.2 billion, derived from the Company’s U.S. operations are included in the data above for each of the years ended December 31, 2014, 2013 and 2012.

Identifiable long-lived assets of $682.7 million, $759.3 million and $803.7 million derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2014, 2013 and 2012, respectively. Identifiable long-lived assets of $1.2 billion, $1.3 billion and $1.4 billion derived from the Company’s U.S. operations are included in the data above for the years ended December 31, 2014, 2013 and 2012, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14 — QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Revenue	$635,251	$650,210	$781,205	$766,871	$742,794	$723,013	$802,009	$806,096
Operating expenses:
Direct operating expenses	381,513	386,191	413,144	399,558	400,834	396,094	401,397	412,885
Selling, general and administrative expenses	132,949	139,561	140,271	133,020	139,613	131,437	135,686	139,554
Corporate expenses	30,697	27,824	33,333	33,892	33,548	29,719	33,316	32,964
Depreciation and amortization	98,742	100,327	98,726	97,566	100,416	98,344	108,359	106,933
Impairment charges	-	-	-	-	-	-	3,530	13,150
Other operating income (expense), net	2,654	2,103	247	3,697	4,623	6,604	(265)	10,575
Operating income (loss)	(5,996)	(1,590)	95,978	106,532	73,006	74,023	119,456	111,185
Interest expense	89,262	88,093	88,212	88,063	87,695	87,969	88,096	88,658
Interest income on Due from iHeartCommunications	14,673	11,920	15,227	12,496	15,105	14,940	15,174	14,854
Loss on marketable securities	-	-	-	-	-	(18)	-	-
Equity in earnings (loss) of nonconsolidated affiliates	(736)	(485)	327	169	4,185	(645)	13	(1,131)
Other income (expense), net	1,898	(907)	11,983	(310)	2,191	1,445	(887)	788
Income (loss) before income taxes	(79,423)	(79,155)	35,303	30,824	6,792	1,776	45,660	37,038
Income tax benefit (expense)	(16,946)	5,006	24,820	(12,094)	(5,372)	10,214	6,285	(17,935)
Consolidated net income (loss)	(96,369)	(74,149)	60,123	18,730	1,420	11,990	51,945	19,103
Less amount attributable to noncontrolling interest	501	129	9,086	9,822	8,483	7,772	8,639	6,411
Net income (loss) attributable to the Company	$(96,870)	$(74,278)	$51,037	$8,908	$(7,063)	$4,218	$43,306	$12,692

Net income (loss) per common share:
Basic	$(0.27)	$(0.22)	$0.14	$0.02	$(0.02)	$0.01	$0.12	$0.04
Diluted	$(0.27)	$(0.22)	$0.14	$0.02	$(0.02)	$0.01	$0.12	$0.04

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

(In thousands)	December 31, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$905	$-	$-	$205,259	$(19,960)	$186,204
Accounts receivable, net of allowance	-	-	202,771	495,040	-	697,811
Intercompany receivables	-	259,510	1,731,448	8,056	(1,999,014)	-
Prepaid expenses	1,299	-	64,922	67,820	-	134,041
Other current assets	-	6,850	21,485	33,558	-	61,893
Total Current Assets	2,204	266,360	2,020,626	809,733	(2,018,974)	1,079,949
Structures, net	-	-	1,049,684	564,515	-	1,614,199
Other property, plant and equipment, net	-	-	172,809	118,643	-	291,452
Indefinite-lived intangibles	-	-	1,055,728	11,020	-	1,066,748
Other intangibles, net	-	-	322,550	89,514	-	412,064
Goodwill	-	-	571,932	245,180	-	817,112
Due from iHeartCommunications	947,806	-	-	-	-	947,806
Intercompany notes receivable	182,026	4,927,517	-	-	(5,109,543)	-
Other assets	264,839	793,626	1,287,717	50,568	(2,263,669)	133,081
Total Assets	$1,396,875	$5,987,503	$6,481,046	$1,889,173	$(9,392,186)	$6,362,411

Accounts payable	$-	$-	$27,866	$68,009	$(19,960)	$75,915
Intercompany payable	1,731,448	-	267,566	-	(1,999,014)	-
Accrued expenses	467	3,475	103,243	436,633	-	543,818
Deferred income	-	-	44,363	50,272	-	94,635
Current portion of long-term debt	-	-	55	3,406	-	3,461
Total Current Liabilities	1,731,915	3,475	443,093	558,320	(2,018,974)	717,829
Long-term debt	-	4,918,822	1,077	10,569	-	4,930,468
Intercompany notes payable	-	-	5,035,279	74,264	(5,109,543)	-
Deferred tax liability	772	85	607,841	11,557	-	620,255
Other long-term liabilities	-	-	128,855	105,945	-	234,800
Total shareholders' equity (deficit)	(335,812)	1,065,121	264,901	1,128,518	(2,263,669)	(140,941)
Total Liabilities and Shareholders' Equity	$1,396,875	$5,987,503	$6,481,046	$1,889,173	$(9,392,186)	$6,362,411

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	December 31, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$83,185	$-	$5,885	$225,475	$-	$314,545
Accounts receivable, net of allowance	-	-	207,753	502,776	-	710,529
Intercompany receivables	-	186,659	1,592,228	-	(1,778,887)	-
Prepaid expenses	1,390	-	72,006	71,625	-	145,021
Other current assets	3	6,850	20,333	41,147	-	68,333
Total Current Assets	84,578	193,509	1,898,205	841,023	(1,778,887)	1,238,428
Structures, net	-	-	1,142,094	623,416	-	1,765,510
Other property, plant and equipment, net	-	-	178,149	137,439	-	315,588
Indefinite-lived intangibles	-	-	1,055,728	12,055	-	1,067,783
Other intangibles, net	-	-	344,178	143,748	-	487,926
Goodwill	-	-	571,932	278,202	-	850,134
Due from iHeartCommunications	879,108	-	-	-	-	879,108
Intercompany notes receivable	182,026	5,002,517	-	-	(5,184,543)	-
Other assets	408,083	871,363	1,373,504	61,626	(2,559,661)	154,915
Total Assets	$1,553,795	$6,067,389	$6,563,790	$2,097,509	$(9,523,091)	$6,759,392

Accounts payable	$-	$-	$11,742	$74,140	$-	$85,882
Intercompany payable	1,586,370	-	186,659	5,858	(1,778,887)	-
Accrued expenses	725	1,342	105,909	455,790	-	563,766
Deferred income	-	-	42,591	65,352	-	107,943
Current portion of long-term debt	-	-	47	15,952	-	15,999
Total Current Liabilities	1,587,095	1,342	346,948	617,092	(1,778,887)	773,590
Long-term debt	-	4,918,243	1,134	-	-	4,919,377
Intercompany notes payable	-	-	5,025,497	159,046	(5,184,543)	-
Deferred tax liability	175	85	638,141	17,749	-	656,150
Other long-term liabilities	-	-	143,925	106,242	-	250,167
Total shareholders' equity (deficit)	(33,475)	1,147,719	408,145	1,197,380	(2,559,661)	160,108
Total Liabilities and Shareholders' Equity	$1,553,795	$6,067,389	$6,563,790	$2,097,509	$(9,523,091)	$6,759,392

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Year Ended December 31, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$1,162,842	$1,798,417	$-	$2,961,259
Operating expenses:
Direct operating expenses	-	-	495,651	1,101,237	-	1,596,888
Selling, general and administrative expenses	-	-	196,653	351,866	-	548,519
Corporate expenses	12,274	-	67,989	50,631	-	130,894
Depreciation and amortization	-	-	194,396	211,847	-	406,243
Impairment charges	-	-	3,530	-	-	3,530
Other operating income (expense), net	(541)	-	3,235	4,565	-	7,259
Operating income (loss)	(12,815)	-	207,858	87,401	-	282,444
Interest (income) expense, net	(6)	352,280	1,555	(564)	-	353,265
Interest income on Due from iHeartCommunications	60,179	-	-	-	-	60,179
Intercompany interest income	15,624	340,824	61,073	-	(417,521)	-
Intercompany interest expense	60,179	-	356,448	894	(417,521)	-
Equity in earnings (loss) of nonconsolidated affiliates	(15,463)	46,938	42,382	2,038	(72,106)	3,789
Other income (expense), net	4,122	-	(2,691)	13,754	-	15,185
Income (loss) before income taxes	(8,526)	35,482	(49,381)	102,863	(72,106)	8,332
Income tax benefit (expense)	(1,064)	(276)	33,918	(23,791)	-	8,787
Consolidated net income (loss)	(9,590)	35,206	(15,463)	79,072	(72,106)	17,119
Less amount attributable to noncontrolling interest	-	-	-	26,709	-	26,709
Net income (loss) attributable to the Company	$(9,590)	$35,206	$(15,463)	$52,363	$(72,106)	$(9,590)
Other comprehensive (loss), net of tax:
Foreign currency translation adjustments	-	21	(8,471)	(114,654)	-	(123,104)
Unrealized holding gain on marketable securities	-	-	-	327	-	327
Other adjustments to comprehensive loss	-	-	-	(11,438)	-	(11,438)
Reclassification adjustments	-	-	-	8	-	8
Equity in subsidiary comprehensive income	(127,781)	(117,825)	(119,310)	-	364,916	-
Comprehensive loss	(137,371)	(82,598)	(143,244)	(73,394)	292,810	(143,797)
Less amount attributable to noncontrolling interest	-	-	-	(6,426)	-	(6,426)
Comprehensive loss attributable to the Company	$(137,371)	$(82,598)	$(143,244)	$(66,968)	$292,810	$(137,371)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Year Ended December 31, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$1,197,261	$1,748,929	$-	$2,946,190
Operating expenses:
Direct operating expenses	-	-	506,200	1,088,528	-	1,594,728
Selling, general and administrative expenses	-	-	205,240	338,332	-	543,572
Corporate expenses	13,057	3	64,987	46,352	-	124,399
Depreciation and amortization	-	-	194,793	208,377	-	403,170
Impairment charges	-	-	-	13,150	-	13,150
Other operating income (expense), net	(494)	-	28,129	(4,656)	-	22,979
Operating income (loss)	(13,551)	(3)	254,170	49,534	-	290,150
Interest (income) expense, net	(143)	353,189	993	(1,256)	-	352,783
Interest income on Due from iHeartCommunications	54,210	-	-	-	-	54,210
Intercompany interest income	15,112	341,612	54,857	-	(411,581)	-
Intercompany interest expense	54,436	-	356,724	421	(411,581)	-
Loss on marketable securities	-	-	-	(18)	-	(18)
Equity in earnings (loss) of nonconsolidated affiliates	(50,279)	(12,274)	(12,216)	(3,588)	76,265	(2,092)
Other income (expense), net	1,432	-	(9,760)	9,344	-	1,016
Income (loss) before income taxes	(47,369)	(23,854)	(70,666)	56,107	76,265	(9,517)
Income tax benefit (expense)	(1,091)	4,184	20,387	(38,289)	-	(14,809)
Consolidated net income (loss)	(48,460)	(19,670)	(50,279)	17,818	76,265	(24,326)
Less amount attributable to noncontrolling interest	-	-	-	24,134	-	24,134
Net loss attributable to the Company	$(48,460)	$(19,670)	$(50,279)	$(6,316)	$76,265	$(48,460)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(31)	(20)	(7,214)	(2,389)	-	(9,654)
Unrealized holding gain on marketable securities	-	-	-	1,187	-	1,187
Other adjustments to comprehensive loss	-	-	-	6,732	-	6,732
Reclassification adjustments	(1,432)	-	-	-	-	(1,432)
Equity in subsidiary comprehensive income	490	9,159	7,704	-	(17,353)	-
Comprehensive loss	(49,433)	(10,531)	(49,789)	(786)	58,912	(51,627)
Less amount attributable to noncontrolling interest	-	-	-	(2,194)	-	(2,194)
Comprehensive income (loss) attributable to the Company	$(49,433)	$(10,531)	$(49,789)	$1,408	$58,912	$(49,433)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Year Ended December 31, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$1,187,641	$1,759,303	$-	$2,946,944
Operating expenses:
Direct operating expenses	-	-	521,426	1,082,066	-	1,603,492
Selling, general and administrative expenses	-	-	196,254	378,408	-	574,662
Corporate expenses	12,794	-	64,257	38,781	-	115,832
Depreciation and amortization	-	-	189,525	209,739	-	399,264
Impairment charges	-	-	37,651	-	-	37,651
Other operating income (expense), net	(487)	-	12,086	39,344	-	50,943
Operating income (loss)	(13,281)	-	190,614	89,653	-	266,986
Interest (income) expense, net	(381)	366,746	7,729	(218)	-	373,876
Interest income on due with iHeartCommunications	63,761	-	-	-	-	63,761
Intercompany interest income	14,421	350,870	63,761	539	(429,591)	-
Intercompany interest expense	64,225	-	364,730	636	(429,591)	-
Loss on marketable securities	-	-	-	(2,578)	-	(2,578)
Loss on extinguishment of debt	-	(182,062)	(39,009)	-	-	(221,071)
Equity in earnings (loss) of nonconsolidated affiliates	(183,774)	46,643	(75,629)	(398)	214,001	843
Other income (expense), net	-	(301)	(3,146)	3,083	-	(364)
Income (loss) before income taxes	(182,717)	(151,596)	(235,868)	89,881	214,001	(266,299)
Income tax benefit (expense)	(395)	69,697	52,094	(14,307)	-	107,089
Consolidated net income (loss)	(183,112)	(81,899)	(183,774)	75,574	214,001	(159,210)
Less amount attributable to noncontrolling interest	-	-	-	23,902	-	23,902
Net income (loss) attributable to the Company	$(183,112)	$(81,899)	$(183,774)	$51,672	$214,001	$(183,112)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,463	4	1,994	32,024	-	35,485
Unrealized loss on marketable securities	-	-	-	(2,573)	-	(2,573)
Other adjustments to comprehensive income	-	-	-	1,135	-	1,135
Reclassification adjustments	-	-	(534)	2,579	-	2,045
Equity in subsidiary comprehensive income	32,926	9,101	31,464	-	(73,491)	-
Comprehensive income (loss)	(148,723)	(72,794)	(150,850)	84,837	140,510	(147,020)
Less amount attributable to noncontrolling interest	-	-	(2)	1,705	-	1,703
Comprehensive income (loss) attributable to the Company	$(148,723)	$(72,794)	$(150,848)	$83,132	$140,510	$(148,723)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Year Ended December 31, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(9,590)	$35,206	$(15,463)	$79,072	$(72,106)	$17,119
Reconciling items:
Impairment charges	-	-	3,530	-	-	3,530
Depreciation and amortization	-	-	194,396	211,847	-	406,243
Deferred taxes	597	-	(29,835)	(4,331)	-	(33,569)
Provision for doubtful accounts	-	-	3,247	3,903	-	7,150
Share-based compensation	-	-	5,006	2,737	-	7,743
Gain on sale of operating and fixed assets	-	-	(3,236)	(4,565)	-	(7,801)
Amortization of deferred financing charges and note discounts, net	-	7,428	1,232	-	-	8,660
Other reconciling items, net	15,463	(46,938)	(41,398)	(17,483)	72,106	(18,250)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	-	-	404	(39,022)	-	(38,618)
Increase (decrease) in accrued expenses	(258)	2,133	(2,666)	19,914	-	19,123
Increase (decrease) in accounts payable	-	-	16,126	(626)	(19,960)	(4,460)
Increase (decrease) in deferred income	-	-	1,735	(7,105)	-	(5,370)
Changes in other operating assets and liabilities	94	-	7,511	(20,682)	-	(13,077)
Net cash provided by (used for) operating activities	6,306	(2,171)	140,589	223,659	(19,960)	348,423
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(96,695)	(134,474)	-	(231,169)
Proceeds from disposal of assets	-	-	6,216	6,645	-	12,861
Purchases of other operating assets	-	-	(252)	(321)	-	(573)
Proceeds from sale of investment securities	-	-	-	15,834	-	15,834
Decrease in intercompany notes receivable, net	-	84,264	-	-	(84,264)	-
Dividends from subsidiaries	-	-	3,182	-	(3,182)	-
Change in other, net	-	-	(11)	(3,373)	-	(3,384)
Net cash provided by (used for) investing activities	-	84,264	(87,560)	(115,689)	(87,446)	(206,431)
Cash flows from financing activities:
Draws on credit facilities	-	-	-	3,010	-	3,010
Payments on credit facilities	-	-	-	(3,682)	-	(3,682)
Payments on long-term debt	-	-	(48)	-	-	(48)
Net transfers to iHeartCommunications	(68,804)	-	-	-	-	(68,804)
Dividends and other payments to noncontrolling interests	-	-	-	(18,995)	-	(18,995)
Dividends paid	(175,022)	-	-	(3,182)	3,182	(175,022)
Decrease in intercompany notes payable, net	-	-	-	(84,264)	84,264	-
Intercompany funding	153,004	(82,093)	(58,862)	(12,049)	-	-
Change in other, net	2,236	-	(4)	-	-	2,232
Net cash used for financing activities	(88,586)	(82,093)	(58,914)	(119,162)	87,446	(261,309)
Effect of exchange rate changes on cash	-	-	-	(9,024)	-	(9,024)
Net decrease in cash and cash equivalents	(82,280)	-	(5,885)	(20,216)	(19,960)	(128,341)
Cash and cash equivalents at beginning of year	83,185	-	5,885	225,475	-	314,545
Cash and cash equivalents at end of year	$905	$-	$-	$205,259	$(19,960)	$186,204

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Year Ended December 31, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(48,460)	$(19,670)	$(50,279)	$17,818	$76,265	$(24,326)
Reconciling items:
Impairment charges	-	-	-	13,150	-	13,150
Depreciation and amortization	-	-	194,793	208,377	-	403,170
Deferred taxes	(51)	-	(22,225)	(8,940)	-	(31,216)
Provision for doubtful accounts	-	-	3,211	1,913	-	5,124
Share-based compensation	-	-	4,881	2,844	-	7,725
(Gain) loss on sale of operating and fixed assets	494	-	(28,129)	4,656	-	(22,979)
Loss on marketable securities	-	-	-	18	-	18
Amortization of deferred financing charges and note discounts, net	-	7,391	1,171	-	-	8,562
Other reconciling items, net	48,847	12,274	15,241	2,091	(76,265)	2,188
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	-	-	47,475	(4,046)	-	43,429
Increase in accrued expenses	-	-	4,991	13,185	-	18,176
Decrease in accounts payable	-	(20)	(2,131)	(13,049)	4,793	(10,407)
Increase (decrease) in deferred income	-	-	(7,582)	7,916	-	334
Changes in other operating assets and liabilities	557	75,109	(66,316)	(7,658)	-	1,692
Net cash provided by operating activities	1,387	75,084	95,101	238,275	4,793	414,640
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(96,873)	(109,314)	-	(206,187)
Proceeds from disposal of assets	-	-	33,925	8,209	-	42,134
Purchases of other operating assets	-	-	(9,480)	(1,003)	-	(10,483)
Decrease in intercompany notes receivable, net	-	127,305	-	-	(127,305)	-
Dividends from subsidiaries	1,153	-	-	-	(1,153)	-
Change in other, net	-	-	(16)	(3,127)	-	(3,143)
Net cash provided by (used for) investing activities	1,153	127,305	(72,444)	(105,235)	(128,458)	(177,679)
Cash flows from financing activities:
Draws on credit facilities	-	-	-	2,752	-	2,752
Payments on credit facilities	-	-	-	(4,815)	-	(4,815)
Payments on long-term debt	-	-	(41)	(6,585)	-	(6,626)
Net transfers to iHeartCommunications	(149,957)	-	-	-	-	(149,957)
Deferred financing charges	-	-	(344)	-	-	(344)
Payments to repurchase of noncontrolling interests	-	-	-	(61,143)	-	(61,143)
Dividends and other payments to noncontrolling interests	-	-	-	(68,442)	-	(68,442)
Dividends paid	(200,010)	-	-	(1,153)	1,153	(200,010)
Decrease in intercompany notes payable, net	-	-	-	(127,305)	127,305	-
Intercompany funding	219,009	(202,389)	(16,387)	(233)	-	-
Change in other, net	4,192	-	-	-	-	4,192
Net cash used for financing activities	(126,766)	(202,389)	(16,772)	(266,924)	128,458	(484,393)
Effect of exchange rate changes on cash	-	-	-	(2)	-	(2)
Net increase (decrease) in cash and cash equivalents	(124,226)	-	5,885	(133,886)	4,793	(247,434)
Cash and cash equivalents at beginning of year	207,411	-	-	359,361	(4,793)	561,979
Cash and cash equivalents at end of year	$83,185	$-	$5,885	$225,475	$-	$314,545

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Year Ended December 31, 2012
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(183,112)	$(81,899)	$(183,774)	$75,574	$214,001	$(159,210)
Reconciling items:
Impairment charges	-	-	37,651	-	-	37,651
Depreciation and amortization	-	-	189,525	209,739	-	399,264
Deferred taxes	1	222	(129,431)	(28,107)	-	(157,315)
Provision for doubtful accounts	-	-	3,653	3,347	-	7,000
Share-based compensation	-	-	6,060	4,529	-	10,589
(Gain) loss on sale of operating and fixed assets	487	-	(12,086)	(39,344)	-	(50,943)
Loss on marketable securities	-	-	-	2,578	-	2,578
Amortization of deferred financing charges and note discounts, net	-	3,636	7,327	-	-	10,963
Loss on extinguishment of debt	-	182,062	39,009	-	-	221,071
Other reconciling items, net	183,774	(46,643)	76,543	439	(214,001)	112
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	-	-	(26,922)	(19,372)	-	(46,294)
Increase in accrued expenses	-	-	2,868	22,426	-	25,294
Increase (decrease) in accounts payable	-	-	(25,587)	394	27,696	2,503
Increase in deferred income	-	-	15,694	8,375	-	24,069
Changes in other operating assets and liabilities	(327)	(76,100)	102,907	1,326	-	27,806
Net cash provided by (used for) operating activities	823	(18,722)	103,437	241,904	27,696	355,138
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(123,470)	(152,107)	-	(275,577)
Proceeds from disposal of assets	-	-	9,949	46,484	-	56,433
Purchases of other operating assets	-	-	(1,032)	(4,687)	-	(5,719)
Purchases of businesses	-	-	-	(4,721)	-	(4,721)
Increase in intercompany notes receivable, net	-	(2,355,648)	(3,763)	-	2,359,411	-
Dividends from subsidiaries	2,167,000	-	641	-	(2,167,641)	-
Change in other, net	-	-	(1,000)	(3,164)	-	(4,164)
Net cash provided by (used for) investing activities	2,167,000	(2,355,648)	(118,675)	(118,195)	191,770	(233,748)
Cash flows from financing activities:
Draws on credit facilities	-	-	-	2,063	-	2,063
Payments on credit facilities	-	-	-	(3,368)	-	(3,368)
Proceeds from long-term debt	-	4,917,643	-	-	-	4,917,643
Payments on long-term debt	-	(2,682,062)	(120)	(18,604)	-	(2,700,786)
Net transfers to iHeartCommunications	(73,127)	-	-	-	-	(73,127)
Deferred financing charges	-	(60,250)	(9,738)	-	-	(69,988)
Payments to repurchase noncontrolling interests	-	-	-	(7,040)	-	(7,040)
Dividends and other payments to noncontrolling interests	-	-	-	(6,931)	-	(6,931)
Dividends paid	(2,170,396)	-	(2,167,000)	(641)	2,167,641	(2,170,396)
Increase in intercompany notes payable, net	-	-	2,355,648	3,763	(2,359,411)	-
Intercompany funding	(48,966)	199,039	(163,552)	13,479	-	-
Change in other, net	6,381	-	-	-	-	6,381
Net cash provided by (used for) financing activities	(2,286,108)	2,374,370	15,238	(17,279)	(191,770)	(105,549)
Effect of exchange rate changes on cash	-	-	-	3,483	-	3,483
Net increase (decrease) in cash and cash equivalents	(118,285)	-	-	109,913	27,696	19,324
Cash and cash equivalents at beginning of year	325,696	-	-	249,448	(32,489)	542,655
Cash and cash equivalents at end of year	$207,411	$-	$-	$359,361	$(4,793)	$561,979

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 to ensure that information we are required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2014, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2014.  The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2014, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders Clear Channel Outdoor Holdings, Inc.

We have audited Clear Channel Outdoor Holdings, Inc. and subsidiaries’ (the Company)  internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)  (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, changes in shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

February 19, 2015

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

All other information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2015 Annual Meeting of Stockholders (the “Definitive Proxy Statement”), which we expect to file with the SEC within 120 days after our fiscal year end.

ITEM 11.  Executive Compensation

The information required by this item is incorporated by reference to our Definitive Proxy Statement, which we expect to file with the SEC within 120 days after our fiscal year end.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes information as of December 31, 2014 relating to our equity compensation plans pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights (1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity Compensation Plans approved by security holders(2)	8,482,913(3)	$9.92	29,016,512
Equity Compensation Plans not approved by security holders	-	-	-
Total	8,482,913	$9.92	29,016,512

(1)              The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of restricted stock or RSUs, which have no exercise price.

(2)              Represents the 2005 Stock Incentive Plan and the 2012 Stock Incentive Plan.  The 2005 Stock Incentive Plan automatically terminated (other than with respect to outstanding awards) upon stockholder approval of the 2012 Stock Incentive Plan at our Annual Stockholder Meeting on May 18, 2012 and, as a result, there are no shares available for grant under the 2005 Stock Incentive Plan.

(3)              This number includes shares subject to outstanding awards granted, of which 6,024,593 shares are subject to outstanding options, 1,246,820 shares are subject to outstanding restricted shares and 1,211,500 shares are subject to outstanding RSUs.

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

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)1.  Financial Statements.

The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets as of December 31, 2014 and 2013.

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Changes in Shareholders’ Deficit for the Years Ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012.

Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedule.

The following financial statement schedule for the years ended December 31, 2014, 2013 and 2012 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(In thousands)		Charges
	Balance at	to Costs,	Write-off		Balance
	Beginning	Expenses	of Accounts		at End of
Description	of period	and other	Receivable	Other (1)	Period
Year ended December 31, 2012	$41,350	$7,000	$6,955	$(4,726)	$36,669
Year ended December 31, 2013	$36,669	$5,124	$9,390	$724	$33,127
Year ended December 31, 2014	$33,127	$7,150	$13,469	$(2,500)	$24,308

(1)        Primarily foreign currency adjustments and acquisition and/or divestiture activity.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Deferred Tax Asset Valuation Allowance

(In thousands)		Charges
	Balance at	to Costs,			Balance
	Beginning	Expenses			at end of
Description	of Period	and other (1)	Reversal (2)	Adjustments (3)	Period
Year ended December 31, 2012	$189,198	$14,309	$(21,727)	$(1,973)	$179,807
Year ended December 31, 2013	$179,807	$5,647	$(5)	$(5,165)	$180,284
Year ended December 31, 2014	$180,284	$16,819	$(230)	$(28,318)	$168,555

(1)        During 2012, 2013 and 2014, the Company recorded valuation allowances on deferred tax assets attributable to net operating losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future periods.

(2)        During 2012, 2013 and 2014, the Company realized the tax benefits associated with certain foreign deferred tax assets, primarily related to foreign loss carryforwards, on which a valuation allowance was previously recorded.  The associated valuation allowance was reversed in the period in which, based on the weight of available evidence, it is more-likely-than-not that the deferred tax asset will be realized.

(3)        During 2012, 2013 and 2014, the Company adjusted certain valuation allowances as a result of changes in tax rates in certain jurisdictions and as a result of the expiration of carryforward periods for net operating loss carryforwards.

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

10.55§ 10.56 10.57 10.58 10.59

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

Employment Agreement by and between iHeartMedia Management Services, Inc. and Scott D. Hamilton, dated May 20, 2014 (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on June 25, 2014).

Settlement Agreement, dated July 14, 2014, by and between Clear Channel International Limited and Jonathan D. Bevan (incorporated by reference to Exhibit 10.1 to the Clear Channel Holdings, Inc. Form 8-K filed on July 18, 2014).

Severance Agreement by and between iHeartMedia Management Services, Inc. and Suzanne M. Grimes.

Employment Agreement by and between iHeartMedia Management Services, Inc. and Steven J. Macri.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2015.

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

Name	Title	Date
/s/ C. William Eccleshare C. William Eccleshare	Chief Executive Officer (Principal Executive Officer)	February 19, 2015
/s/ Richard J. Bressler Richard J. Bressler	Chief Financial Officer (Principal Financial Officer)	February 19, 2015
/s/ Scott D. Hamilton Scott D. Hamilton	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer) and Assistant Secretary	February 19, 2015
/s/ Robert W. Pittman Robert W. Pittman	Executive Chairman and Director	February 19, 2015
/s/ Blair E. Hendrix Blair E. Hendrix	Director	February 19, 2015
/s/ Douglas L. Jacobs Douglas L. Jacobs	Director	February 19, 2015
/s/ Daniel G. Jones Daniel G. Jones	Director	February 19, 2015
/s/ Vicente Piedrahita Vicente Piedrahita	Director	February 19, 2015
/s/ Thomas R. Shepherd Thomas R. Shepherd	Director	February 19, 2015
/s/ Christopher M. Temple Christopher M. Temple	Director	February 19, 2015
/s/ Dale W. Tremblay Dale W. Tremblay	Director	February 19, 2015
/s/ Scott R. Wells Scott R. Wells	Director	February 19, 2015