Form 10-Q
period 2015-03-31
Clear Channel Outdoor Holdings, Inc.
filed 2015-04-30
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2015

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

Large accelerated filer  [  ]       Accelerated filer   [X]    Non-accelerated filer [  ]       Smaller reporting company   [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -	Outstanding at April 26, 2015 - - - - - - - - - - - - - - - - - - - - - - - - - -
Class A Common Stock, $.01 par value Class B Common Stock, $.01 par value	45,733,862 315,000,000

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

	March 31,
(In thousands)	2015	December 31,
	(Unaudited)	2014
CURRENT ASSETS
Cash and cash equivalents	$207,280	$186,204
Accounts receivable, net of allowance of $21,142 in 2015 and $24,308 in 2014	628,679	697,811
Prepaid expenses	154,141	134,041
Other current assets	81,291	61,893
Total Current Assets	1,071,391	1,079,949
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,567,653	1,614,199
Other property, plant and equipment, net	263,514	291,452
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles	1,065,810	1,066,748
Other intangibles, net	393,352	412,064
Goodwill	800,320	817,112
OTHER ASSETS
Due from iHeartCommunications	886,321	947,806
Other assets	131,428	133,081
Total Assets	$6,179,789	$6,362,411
CURRENT LIABILITIES
Accounts payable	$74,164	$75,915
Accrued expenses	454,543	543,818
Deferred income	129,264	94,635
Current portion of long-term debt	2,700	3,461
Total Current Liabilities	660,671	717,829
Long-term debt	4,928,335	4,930,468
Deferred tax liability	616,112	620,255
Other long-term liabilities	229,927	234,800
SHAREHOLDERS’ DEFICIT
Noncontrolling interest	204,079	203,334
Preferred stock, $.01 par value, 150,000,000 shares authorized, no shares issued and outstanding	-	-
Class A common stock, $.01 par value, 750,000,000 shares authorized, 45,887,306 and
45,231,282 shares issued in 2015 and 2014, respectively	459	452
Class B common stock, $.01 par value, 600,000,000 shares authorized, 315,000,000 shares
issued and outstanding	3,150	3,150
Additional paid-in capital	4,170,681	4,167,233
Accumulated deficit	(4,206,083)	(4,172,565)
Accumulated other comprehensive loss	(425,471)	(341,353)
Cost of shares (229,943 in 2015 and 140,702 in 2014) held in treasury	(2,071)	(1,192)
Total Shareholders’ Deficit	(255,256)	(140,941)
Total Liabilities and Shareholders’ Deficit	$6,179,789	$6,362,411

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(UNAUDITED)

(In thousands, except per share data)	Three Months Ended
	March 31,
	2015	2014
Revenue	$615,043	$635,251
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	362,971	381,513
Selling, general and administrative expenses (excludes depreciation and amortization)	127,130	132,949
Corporate expenses (excludes depreciation and amortization)	28,753	30,697
Depreciation and amortization	94,094	98,742
Other operating income (expense), net	(5,444)	2,654
Operating loss	(3,349)	(5,996)
Interest expense	89,416	89,262
Interest income on Due from iHeartCommunications	15,253	14,673
Equity in earnings (loss) of nonconsolidated affiliates	522	(736)
Other income, net	19,938	1,898
Loss before income taxes	(57,052)	(79,423)
Income tax benefit (expense)	24,099	(16,946)
Consolidated net loss	(32,953)	(96,369)
Less amount attributable to noncontrolling interest	565	501
Net loss attributable to the Company	$(33,518)	$(96,870)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(81,487)	(4,537)
Unrealized holding gain on marketable securities	822	1,084
Other adjustments to comprehensive loss	(1,154)	-
Other comprehensive loss	(81,819)	(3,453)
Comprehensive loss	(115,337)	(100,323)
Less amount attributable to noncontrolling interest	2,299	(2,897)
Comprehensive loss attributable to the Company	$(117,636)	$(97,426)
Net loss attributable to the Company per common share:
Basic	$(0.09)	$(0.27)
Weighted average common shares outstanding – Basic	359,093	358,397
Diluted	$(0.09)	$(0.27)
Weighted average common shares outstanding – Diluted	359,093	358,397

Dividends declared per share	$-	$-

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Consolidated net loss	$(32,953)	$(96,369)
Reconciling items:
Depreciation and amortization	94,094	98,742
Deferred taxes	4,737	(22,465)
Provision for doubtful accounts	2,525	1,521
Share-based compensation	1,925	2,010
Gain on sale of operating and fixed assets	(1,355)	(2,654)
Amortization of deferred financing charges and note discounts, net	2,171	2,162
Other reconciling items, net	(20,681)	(1,495)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	34,095	50,647
Decrease in accrued expenses	(59,575)	(31,557)
Increase in accounts payable	4,362	12,911
Increase in deferred income	39,758	43,288
Changes in other operating assets and liabilities	(59,381)	(28,696)
Net cash provided by operating activities	9,722	28,045
Cash flows from investing activities:
Purchases of property, plant and equipment	(41,815)	(38,628)
Proceeds from disposal of assets	938	2,422
Purchases of other operating assets	(29)	(272)
Change in other, net	-	(1,315)
Net cash used for investing activities	(40,906)	(37,793)
Cash flows from financing activities:
Draws on credit facilities	-	820
Payments on credit facilities	(1,859)	(675)
Payments on long-term debt	(13)	(11)
Net transfers (to) from iHeartCommunications	61,485	(28,744)
Dividends and other payments to noncontrolling interests	(2,119)	(3,955)
Change in other, net	650	409
Net cash provided by (used for) financing activities	58,144	(32,156)
Effect of exchange rate changes on cash	(5,884)	(2,414)
Net increase (decrease) in cash and cash equivalents	21,076	(44,318)
Cash and cash equivalents at beginning of period	186,204	314,545
Cash and cash equivalents at end of period	$207,280	$270,227
SUPPLEMENTAL DISCLOSURES:
Cash paid during the quarter for interest	87,717	89,409
Cash paid during the quarter for income taxes	9,643	11,446

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

Preparation of Interim Financial Statements

The accompanying consolidated financial statements were prepared by Clear Channel Outdoor Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  Management believes that the disclosures made are adequate to make the information presented not misleading.  Due to seasonality and other factors, the results for the interim periods may not be indicative of results for the full year.  The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2014 Annual Report on Form 10-K. All references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.  Our reportable segments are Americas outdoor advertising (“Americas”) and International outdoor advertising (“International”).

The consolidated financial statements include the accounts of the Company and its subsidiaries and give effect to allocations of expenses from the Company’s indirect parent entity, iHeartCommunications, Inc. (formerly, Clear Channel Communications, Inc. or “iHeartCommunications”).  These allocations were made on a specifically identifiable basis or using relative percentages of headcount or other methods management considered to be a reasonable reflection of the utilization of services provided.  Also included in the consolidated financial statements are entities for which the Company has a controlling financial interest or is the primary beneficiary.  Investments in companies in which the Company owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the Company are accounted for under the equity method.  All significant intercompany transactions are eliminated in the consolidation process.  Certain prior-period amounts have been reclassified to conform to the 2015 presentation.

During the first quarter of 2015, and in connection with the appointment of a new chief executive officer for the Company and a new chief executive officer for Americas, the Company reevaluated its segment reporting and determined that its Latin American operations should be managed by its Americas leadership team.  As a result, the operations of Latin America are no longer reflected within the Company’s International segment and are included in the results of its Americas segment. Accordingly, the Company has recast the corresponding segment disclosures for prior periods to include Latin America within the Americas segment.

New Accounting Pronouncements

During the first quarter of 2015, the Company adopted the Financial Accounting Standards Board’s (“FASB”) ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This update provides guidance for the recognition, measurement and disclosure of discontinued operations. The amendments were effective for fiscal years (and interim periods within) beginning after December 15, 2014 and were to be applied retrospectively to all prior periods presented for such obligations that existed at the beginning of an entity’s fiscal year of adoption.  The Company does not anticipate the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

During the first quarter of 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis. This new standard eliminates the deferral of FAS 167, which has allowed entities with interest in certain investment funds to follow the previous consolidation guidance in FIN 46(R), and makes other changes to both the variable interest model and the voting model. The standard is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015.  The Company is currently evaluating the impact of the provisions of this new standard on its financial position and results of operations.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets at March 31, 2015 and December 31, 2014, respectively.

(In thousands)	March 31,	December 31,
	2015	2014
Land, buildings and improvements	$194,425	$198,280
Structures	2,961,735	2,999,582
Furniture and other equipment	142,636	152,084
Construction in progress	57,266	75,469
	3,356,062	3,425,415
Less: accumulated depreciation	1,524,895	1,519,764
Property, plant and equipment, net	$1,831,167	$1,905,651

Indefinite-lived Intangible Assets

The Company’s indefinite-lived intangible assets consist primarily of billboard permits in its Americas segment.  Due to significant differences in both business practices and regulations, billboards in the International segment and in Latin America are subject to long-term, finite contracts unlike the Company’s permits in the United States and Canada.  Accordingly, there are no indefinite-lived intangible assets in the International segment.

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

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets at March 31, 2015 and December 31, 2014, respectively:

(In thousands)	March 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$666,820	$(445,796)	$716,722	$(476,523)
Permanent easements	171,238	-	171,272	-
Other	2,956	(1,866)	2,912	(2,319)
Total	$841,014	$(447,662)	$890,906	$(478,842)

Total amortization expense related to definite-lived intangible assets was $14.7 million and $17.1 million for the three months ended March 31, 2015 and 2014, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2016	$40,553
2017	32,154
2018	20,309
2019	14,718
2020	12,701

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	Americas	International	Consolidated
Balance as of December 31, 2013	$585,227	$264,907	$850,134
Foreign currency	(653)	(32,369)	(33,022)
Balance as of December 31, 2014	$584,574	$232,538	$817,112
Foreign currency	(167)	(16,625)	(16,792)
Balance as of March 31, 2015	$584,407	$215,913	$800,320

NOTE 3 – LONG-TERM DEBT
Long-term debt at March 31, 2015 and December 31, 2014 consisted of the following:

(In thousands)	March 31,	December 31,
	2015	2014
Clear Channel Worldwide Holdings Senior Notes:
6.5% Series A Senior Notes Due 2022	$735,750	$735,750
6.5% Series B Senior Notes Due 2022	1,989,250	1,989,250
Clear Channel Worldwide Holdings Senior Subordinated Notes:
7.625% Series A Senior Subordinated Notes Due 2020	275,000	275,000
7.625% Series B Senior Subordinated Notes Due 2020	1,925,000	1,925,000
Senior revolving credit facility due 2018	-	-
Other debt	12,063	15,107
Original issue discount	(6,028)	(6,178)
Total debt	$4,931,035	$4,933,929
Less: current portion	2,700	3,461
Total long-term debt	$4,928,335	$4,930,468

The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.2 billion and $5.1 billion at March 31, 2015 and December 31, 2014, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 1.

Guarantees

As of March 31, 2015, the Company had $63.2 million and $49.5 million in letters of credit and bank guarantees outstanding, respectively. Bank guarantees of $12.4 million were backed by cash collateral. Additionally, as of March 31, 2015, iHeartCommunications had outstanding commercial standby letters of credit and surety bonds of $1.2 million and $44.2 million,

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

respectively, held on behalf of the Company.  These letters of credit, bank guarantees and surety bonds relate to various operational matters, including insurance, bid and performance bonds, as well as other items.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

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

Los Angeles Litigation

In 2008, Summit Media, LLC, one of the Company’s competitors, sued the City of Los Angeles (the “City”), Clear Channel Outdoor, Inc. and OUTFRONT Media Inc. (formerly CBS Outdoor Americas Inc.) in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties and pursuant to which Clear Channel Outdoor, Inc. had taken down existing billboards and converted 83 existing signs from static displays to digital displays.  In 2009 the Los Angeles Superior Court ruled that the settlement agreement constituted an ultra vires act of the City, and nullified its existence.  After further proceedings, on April 12, 2013 the Los Angeles Superior Court invalidated 82 digital modernization permits issued to Clear Channel Outdoor, Inc. (77 of which displays were operating at the time of the ruling), and Clear Channel Outdoor, Inc. was required to turn off the electrical power to all affected digital displays on April 15, 2013.  The digital display structures remain intact but digital displays are currently prohibited in the City.  Clear Channel Outdoor, Inc. is seeking permits under the existing City sign code to either wrap the LED faces with vinyl or convert the LED faces to traditional static signs, and has obtained a number of such permits.  Clear Channel Outdoor, Inc. is also pursuing a new ordinance to permit digital signage in the City.

NOTE 5 — RELATED PARTY TRANSACTIONS

The Company records net amounts due from or to iHeartCommunications as “Due from/to iHeartCommunications” on the consolidated balance sheets.  The accounts represent the revolving promissory note issued by the Company to iHeartCommunications and the revolving promissory note issued by iHeartCommunications to the Company in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances.  The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand or when they mature on December 15, 2017.

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

At March 31, 2015 and December 31, 2014, the asset recorded in “Due from iHeartCommunications” on the consolidated balance sheet was $886.3 million and $947.8 million, respectively.  At March 31, 2015, the fixed interest rate on the “Due from iHeartCommunications” account was 6.5%, which is equal to the fixed interest rate on the CCWH Senior Notes.  The net interest income for the three months ended March 31, 2015 and 2014 was $15.3 million and $14.7 million, respectively.

The Company provides advertising space on its billboards for radio stations owned by iHeartCommunications.  For the three months ended March 31, 2015 and 2014, the Company recorded $1.1 million and $1.0 million in revenue for these advertisements, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Under the Corporate Services Agreement between iHeartCommunications and the Company, iHeartCommunications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) certain executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services.  These services are charged to the Company based on actual direct costs incurred or allocated by iHeartCommunications based on headcount, revenue or other factors on a pro rata basis.  For the three months ended March 31, 2015 and 2014, the Company recorded $7.9 million and $9.1 million as a component of corporate expense for these services, respectively.

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

Pursuant to the Employee Matters Agreement, the Company’s employees participate in iHeartCommunications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan.  These costs are recorded as a component of selling, general and administrative expenses and were approximately $2.7 million for each of the three months ended March 31, 2015 and 2014.

Stock Purchases

On August 9, 2010, iHeartCommunications announced that its board of directors approved a stock purchase program under which iHeartCommunications or its subsidiaries may purchase up to an aggregate of $100 million of the Company’s Class A common stock and/or the Class A common stock of iHeartMedia, Inc. (“iHeartMedia”). The stock purchase program did not have a fixed expiration date and could be modified, suspended or terminated at any time at iHeartCommunications’ discretion. During 2011, a subsidiary of iHeartCommunications purchased 1,553,971 shares of the Company’s Class A common stock through open market purchases for approximately $16.4 million.  During 2014, a subsidiary of iHeartCommunications purchased 5,000,000 shares of the Company’s Class A common stock for approximately $48.8 million.  On January 7, 2015, a subsidiary of iHeartCommunications purchased an additional 2,000,000 shares of the Company’s Class A common stock for $20.4 million.

On April 2, 2015, a subsidiary of iHeartCommunications purchased an additional 2,172,946 shares of the Company’s Class A common stock for $22.2 million, increasing iHeartCommunications’ collective holdings to represent slightly more than 90% of the outstanding shares of the Company’s common stock on a fully-diluted basis, assuming the conversion of all of the Company’s Class B common stock into Class A common stock. As a result of this purchase, the stock purchase program concluded. The purchase of shares in excess of the amount available under the stock purchase program was separately approved by the iHeartCommunications’ board of directors.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – INCOME TAXES
Income Tax Benefit (Expense)

The Company’s income tax benefit (expense) for the three months ended March 31, 2015 and 2014, respectively, consisted of the following components:

(In thousands)	Three Months Ended March 31,
	2015	2014
Current tax benefit (expense)	$28,836	$(39,411)
Deferred tax benefit (expense)	(4,737)	22,465
Income tax benefit (expense)	$24,099	$(16,946)

The effective tax rate for the three months ended March 31, 2015 was 42.2%. The effective rate was primarily impacted by the uncertainty of the ability to recognize the future benefit of certain deferred tax assets that consists of current period net operating losses in U.S. federal, state and certain foreign jurisdictions.  The Company has recorded a valuation allowance against these deferred tax assets as the reversing deferred tax liabilities and other sources of taxable income that may be available to realize the deferred tax assets were exceeded by deferred tax assets recognized on the additional net operating losses incurred in the current period.

The effective tax rate for the three months ended March 31, 2014 was (21.3)%.  The effective rate was primarily impacted by the Company’s inability to record tax benefits on tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years.

NOTE 7 – SHAREHOLDERS’ EQUITY

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The following table shows the changes in shareholders’ equity attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total, ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances at January 1, 2015	$(344,275)	203,334	(140,941)
Net income (loss)	(33,518)	565	(32,953)
Dividends and other payments to noncontrolling interests	-	(2,119)	(2,119)
Foreign currency translation adjustments	(83,786)	2,299	(81,487)
Unrealized holding gain on marketable securities	822	-	822
Other adjustments to comprehensive loss	(1,154)	-	(1,154)
Other, net	2,576	-	2,576
Balances at March 31, 2015	$(459,335)	$204,079	$(255,256)

Balances at January 1, 2014	$(41,938)	$202,046	$160,108
Net income (loss)	(96,870)	501	(96,369)
Dividends and other payments to noncontrolling interests	-	(3,954)	(3,954)
Foreign currency translation adjustments	(1,640)	(2,897)	(4,537)
Unrealized holding gain on marketable securities	1,084	-	1,084
Other, net	2,422	-	2,422
Balances at March 31, 2014	$(136,942)	$195,696	$58,754

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 — OTHER INFORMATION

Other Comprehensive Income (Loss)

For the three months ended March 31, 2015 and 2014, the total increase (decrease) in deferred income tax liabilities of other comprehensive income (loss) related to pensions were ($0.6) million and $0.0 million, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 – SEGMENT DATA

The Company has two reportable segments, which it believes best reflect how the Company is currently managed – Americas and International.  The Americas segment consists of operations primarily in the United States, Canada and Latin America, and the International segment primarily includes operations in Europe, Asia and Australia.  The Americas and International display inventory consists primarily of billboards, street furniture displays and transit displays.  Corporate includes infrastructure and support including information technology, human resources, legal, finance and administrative functions of each of the Company’s reportable segments, as well as overall executive, administrative and support functions.  Share-based payments are recorded in corporate expenses.

During the first quarter of 2015, the Company revised its segment reporting, as discussed in Note 1.  The following table presents the Company’s reportable segment results for the three months ended March 31, 2015 and 2014:

(In thousands)	Americas Outdoor Advertising	International Outdoor Advertising	Corporate and other reconciling items	Consolidated
Three Months Ended March 31, 2015
Revenue	$295,863	$319,180	$-	$615,043
Direct operating expenses	146,234	216,737	-	362,971
Selling, general and administrative expenses	55,637	71,493	-	127,130
Corporate expenses	-	-	28,753	28,753
Depreciation and amortization	50,340	42,441	1,313	94,094
Other operating loss, net	-	-	(5,444)	(5,444)
Operating income (loss)	$43,652	$(11,491)	$(35,510)	$(3,349)

Capital expenditures	$16,695	$25,105	$15	$41,815
Share-based compensation expense	$-	$-	$1,925	$1,925

Three Months Ended March 31, 2014
Revenue	$290,610	$344,641	$-	$635,251
Direct operating expenses	143,364	238,149	-	381,513
Selling, general and administrative expenses	56,368	76,581	-	132,949
Corporate expenses	-	-	30,697	30,697
Depreciation and amortization	49,712	48,331	699	98,742
Other operating income, net	-	-	2,654	2,654
Operating income (loss)	$41,166	$(18,420)	$(28,742)	$(5,996)

Capital expenditures	$16,444	$20,862	$1,322	$38,628
Share-based compensation expense	$-	$-	$2,010	$2,010

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 – GUARANTOR SUBSIDIARIES

The Company and certain of the Company’s direct and indirect wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guarantee on a joint and several basis certain of the outstanding indebtedness of Clear Channel Worldwide Holdings, Inc. ("CCWH" or the “Subsidiary Issuer”).  The following consolidating schedules present financial information on a combined basis in conformity with the SEC’s Regulation S-X Rule 3-10(d):

(In thousands)	March 31, 2015
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$905	$-	$19,442	$186,933	$-	$207,280
Accounts receivable, net of allowance	-	-	193,117	435,562	-	628,679
Intercompany receivables	-	258,113	1,667,997	12,174	(1,938,284)	-
Prepaid expenses	2,829	-	71,949	79,363	-	154,141
Other current assets	(239)	7,844	46,470	27,216	-	81,291
Total Current Assets	3,495	265,957	1,998,975	741,248	(1,938,284)	1,071,391
Structures, net	-	-	1,034,908	532,745	-	1,567,653
Other property, plant and equipment, net	-	-	156,983	106,531	-	263,514
Indefinite-lived intangibles	-	-	1,055,716	10,094	-	1,065,810
Other intangibles, net	-	-	317,899	75,453	-	393,352
Goodwill	-	-	571,932	228,388	-	800,320
Due from iHeartCommunications	886,321	-	-	-	-	886,321
Intercompany notes receivable	182,026	4,927,517	-	-	(5,109,543)	-
Other assets	146,055	736,423	1,208,553	49,067	(2,008,670)	131,428
Total Assets	$1,217,897	$5,929,897	$6,344,966	$1,743,526	$(9,056,497)	$6,179,789

Accounts payable	$-	$-	$8,817	$65,347	$-	$74,164
Intercompany payable	1,667,997	-	270,287	-	(1,938,284)	-
Accrued expenses	-	3,199	89,675	361,669	-	454,543
Deferred income	-	-	60,663	68,601	-	129,264
Current portion of long-term debt	-	-	58	2,642	-	2,700
Total Current Liabilities	1,667,997	3,199	429,500	498,259	(1,938,284)	660,671
Long-term debt	-	4,918,972	1,063	8,300	-	4,928,335
Intercompany notes payable	-	-	5,032,859	76,684	(5,109,543)	-
Deferred tax liability	772	85	606,228	9,027	-	616,112
Other long-term liabilities	-	-	129,199	100,728	-	229,927
Total shareholders' equity (deficit)	(450,872)	1,007,641	146,117	1,050,528	(2,008,670)	(255,256)
Total Liabilities and Shareholders' Equity	$1,217,897	$5,929,897	$6,344,966	$1,743,526	$(9,056,497)	$6,179,789

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)	December 31, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$905	$-	$-	$205,259	$(19,960)	$186,204
Accounts receivable, net of allowance	-	-	202,771	495,040	-	697,811
Intercompany receivables	-	259,510	1,731,448	8,056	(1,999,014)	-
Prepaid expenses	1,299	-	64,922	67,820	-	134,041
Other current assets	-	6,850	21,485	33,558	-	61,893
Total Current Assets	2,204	266,360	2,020,626	809,733	(2,018,974)	1,079,949
Structures, net	-	-	1,049,684	564,515	-	1,614,199
Other property, plant and equipment, net	-	-	172,809	118,643	-	291,452
Indefinite-lived intangibles	-	-	1,055,728	11,020	-	1,066,748
Other intangibles, net	-	-	322,550	89,514	-	412,064
Goodwill	-	-	571,932	245,180	-	817,112
Due from iHeartCommunications	947,806	-	-	-	-	947,806
Intercompany notes receivable	182,026	4,927,517	-	-	(5,109,543)	-
Other assets	264,839	793,626	1,287,717	50,568	(2,263,669)	133,081
Total Assets	$1,396,875	$5,987,503	$6,481,046	$1,889,173	$(9,392,186)	$6,362,411

Accounts payable	$-	$-	$27,866	$68,009	$(19,960)	$75,915
Intercompany payable	1,731,448	-	267,566	-	(1,999,014)	-
Accrued expenses	467	3,475	103,243	436,633	-	543,818
Deferred income	-	-	44,363	50,272	-	94,635
Current portion of long-term debt	-	-	55	3,406	-	3,461
Total Current Liabilities	1,731,915	3,475	443,093	558,320	(2,018,974)	717,829
Long-term debt	-	4,918,822	1,077	10,569	-	4,930,468
Intercompany notes payable	-	-	5,035,279	74,264	(5,109,543)	-
Deferred tax liability	772	85	607,841	11,557	-	620,255
Other long-term liabilities	-	-	128,855	105,945	-	234,800
Total shareholders' equity (deficit)	(335,812)	1,065,121	264,901	1,128,518	(2,263,669)	(140,941)
Total Liabilities and Shareholders' Equity	$1,396,875	$5,987,503	$6,481,046	$1,889,173	$(9,392,186)	$6,362,411

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2015
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$256,711	$358,332	$-	$615,043
Operating expenses:
Direct operating expenses	-	-	123,610	239,361	-	362,971
Selling, general and administrative expenses	-	-	46,989	80,141	-	127,130
Corporate expenses	3,253	-	13,681	11,819	-	28,753
Depreciation and amortization	-	-	48,432	45,662	-	94,094
Impairment charges	-	-	-	-	-	-
Other operating income (expense), net	(102)	-	(6,686)	1,344	-	(5,444)
Operating income (loss)	(3,355)	-	17,313	(17,307)	-	(3,349)
Interest expense	6	88,080	565	765	-	89,416
Interest income on Due from iHeartCommunications	15,253	-	-	-	-	15,253
Intercompany interest income	4,001	85,096	15,326	-	(104,423)	-
Intercompany interest expense	15,253	-	89,097	73	(104,423)	-
Equity in earnings (loss) of nonconsolidated affiliates	(34,666)	(5,148)	(3,957)	(33)	44,326	522
Other income (expense), net	747	-	614	18,577	-	19,938
Income (loss) before income taxes	(33,279)	(8,132)	(60,366)	399	44,326	(57,052)
Income tax benefit (expense)	(239)	994	25,700	(2,356)	-	24,099
Consolidated net income (loss)	(33,518)	(7,138)	(34,666)	(1,957)	44,326	(32,953)
Less amount attributable to noncontrolling interest	-	-	-	565	-	565
Net income (loss) attributable to the Company	$(33,518)	$(7,138)	$(34,666)	$(2,522)	$44,326	$(33,518)
Other comprehensive (loss), net of tax:
Foreign currency translation adjustments	-	-	(7,160)	(74,327)	-	(81,487)
Unrealized holding gain on marketable securities	-	-	-	822	-	822
Other adjustments to comprehensive loss	-	-	-	(1,154)	-	(1,154)
Equity in subsidiary comprehensive income	(84,118)	(50,342)	(76,958)	-	211,418	-
Comprehensive loss	(117,636)	(57,480)	(118,784)	(77,181)	255,744	(115,337)
Less amount attributable to noncontrolling interest	-	-	-	2,299	-	2,299
Comprehensive loss attributable to the Company	$(117,636)	$(57,480)	$(118,784)	$(79,480)	$255,744	$(117,636)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$248,497	$386,754	$-	$635,251
Operating expenses:
Direct operating expenses	-	-	119,760	261,753	-	381,513
Selling, general and administrative expenses	-	-	47,637	85,312	-	132,949
Corporate expenses	3,285	-	16,713	10,699	-	30,697
Depreciation and amortization	-	-	47,078	51,664	-	98,742
Impairment charges	-	-	-	-	-	-
Other operating income (expense), net	(128)	-	2,489	293	-	2,654
Operating income (loss)	(3,413)	-	19,798	(22,381)	-	(5,996)
Interest (income) expense, net	(5)	88,061	527	679	-	89,262
Interest income on Due from iHeartCommunications	14,673	-	-	-	-	14,673
Intercompany interest income	3,860	85,215	14,900	-	(103,975)	-
Intercompany interest expense	14,673	-	89,075	227	(103,975)	-
Loss on marketable securities	-	-	-	-	-	-
Equity in earnings (loss) of nonconsolidated affiliates	(97,153)	(27,729)	(27,980)	(1,259)	153,385	(736)
Other income (expense), net	-	-	4,181	(2,283)	-	1,898
Income (loss) before income taxes	(96,701)	(30,575)	(78,703)	(26,829)	153,385	(79,423)
Income tax benefit (expense)	(169)	908	(18,450)	765	-	(16,946)
Consolidated net income (loss)	(96,870)	(29,667)	(97,153)	(26,064)	153,385	(96,369)
Less amount attributable to noncontrolling interest	-	-	-	501	-	501
Net loss attributable to the Company	$(96,870)	$(29,667)	$(97,153)	$(26,565)	$153,385	$(96,870)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	-	21	928	(5,486)	-	(4,537)
Unrealized holding gain on marketable securities	-	-	-	1,084	-	1,084
Other adjustments to comprehensive loss	-	-	-	-	-	-
Equity in subsidiary comprehensive income	(556)	(991)	(1,484)	-	3,031	-
Comprehensive loss	(97,426)	(30,637)	(97,709)	(30,967)	156,416	(100,323)
Less amount attributable to noncontrolling interest	-	-	-	(2,897)	-	(2,897)
Comprehensive income (loss) attributable to the Company	$(97,426)	$(30,637)	$(97,709)	$(28,070)	$156,416	$(97,426)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2015
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(33,518)	$(7,138)	$(34,666)	$(1,957)	$44,326	$(32,953)
Reconciling items:
Impairment charges	-	-	-	-	-	-
Depreciation and amortization	-	-	48,432	45,662	-	94,094
Deferred taxes	-	-	6,411	(1,674)	-	4,737
Provision for doubtful accounts	-	-	834	1,691	-	2,525
Share-based compensation	-	-	1,300	625	-	1,925
Gain on sale of operating and fixed assets	-	-	(11)	(1,344)	-	(1,355)
Amortization of deferred financing charges and note discounts, net	-	1,863	308	-	-	2,171
Other reconciling items, net	34,666	5,148	1,000	(17,169)	(44,326)	(20,681)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	-	-	8,820	25,275	-	34,095
Increase (decrease) in accrued expenses	(228)	(1,270)	(19,725)	(38,352)	-	(59,575)
Increase (decrease) in accounts payable	-	-	(19,049)	3,451	19,960	4,362
Increase (decrease) in deferred income	-	-	16,297	23,461	-	39,758
Changes in other operating assets and liabilities	(1,530)	-	(37,597)	(20,254)	-	(59,381)
Net cash provided by (used for) operating activities	(610)	(1,397)	(27,646)	19,415	19,960	9,722
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(12,759)	(29,056)	-	(41,815)
Proceeds from disposal of assets	-	-	454	484	-	938
Purchases of other operating assets	-	-	(20)	(9)	-	(29)
Decrease in intercompany notes receivable, net	-	-	(2,518)	-	2,518	-
Dividends from subsidiaries	-	-	-	-	-	-
Change in other, net	-	-	(907)	-	907	-
Net cash provided by (used for) investing activities	-	-	(15,750)	(28,581)	3,425	(40,906)
Cash flows from financing activities:
Draws on credit facilities	-	-	-	-	-	-
Payments on credit facilities	-	-	-	(1,859)	-	(1,859)
Payments on long-term debt	-	-	(13)	-	-	(13)
Net transfers to iHeartCommunications	61,485	-	-	-	-	61,485
Dividends and other payments to noncontrolling interests	-	-	-	(2,119)	-	(2,119)
Dividends paid	-	-	-	-	-	-
Decrease in intercompany notes payable, net	-	-	-	2,518	(2,518)	-
Intercompany funding	(61,525)	1,397	62,851	(2,723)	-	-
Change in other, net	650	-	-	907	(907)	650
Net cash provided by (used for) financing activities	610	1,397	62,838	(3,276)	(3,425)	58,144
Effect of exchange rate changes on cash	-	-	-	(5,884)	-	(5,884)
Net decrease in cash and cash equivalents	-	-	19,442	(18,326)	19,960	21,076
Cash and cash equivalents at beginning of period	905	-	-	205,259	(19,960)	186,204
Cash and cash equivalents at end of period	$905	$-	$19,442	$186,933	$-	$207,280

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(96,870)	$(29,667)	$(97,153)	$(26,064)	$153,385	$(96,369)
Reconciling items:
Impairment charges	-	-	-	-	-	-
Depreciation and amortization	-	-	47,078	51,664	-	98,742
Deferred taxes	-	-	(20,806)	(1,659)	-	(22,465)
Provision for doubtful accounts	-	-	722	799	-	1,521
Share-based compensation	-	-	2,010	-	-	2,010
(Gain) loss on sale of operating and fixed assets	128	-	(2,489)	(293)	-	(2,654)
Loss on marketable securities	-	-	-	-	-	-
Amortization of deferred financing charges and note discounts, net	-	1,854	308	-	-	2,162
Other reconciling items, net	97,153	27,729	27,973	(965)	(153,385)	(1,495)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	-	-	11,839	38,808	-	50,647
Increase in accrued expenses	(561)	(1,640)	16,926	(46,282)	-	(31,557)
Decrease in accounts payable	-	21	(3,412)	16,302	-	12,911
Increase (decrease) in deferred income	-	-	14,806	28,482	-	43,288
Changes in other operating assets and liabilities	(3,263)	-	667	(26,100)	-	(28,696)
Net cash provided by operating activities	(3,413)	(1,703)	(1,531)	34,692	-	28,045
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(12,891)	(25,737)	-	(38,628)
Proceeds from disposal of assets	-	-	2,136	286	-	2,422
Purchases of other operating assets	-	-	(137)	(135)	-	(272)
Decrease in intercompany notes receivable, net	-	15,841	-	-	(15,841)	-
Dividends from subsidiaries	-	-	-	-	-	-
Change in other, net	-	-	-	(1,315)	-	(1,315)
Net cash provided by (used for) investing activities	-	15,841	(10,892)	(26,901)	(15,841)	(37,793)
Cash flows from financing activities:
Draws on credit facilities	-	-	-	820	-	820
Payments on credit facilities	-	-	-	(675)	-	(675)
Payments on long-term debt	-	-	(11)	-	-	(11)
Net transfers to iHeartCommunications	(28,744)	-	-	-	-	(28,744)
Deferred financing charges	-	-	-	-	-	-
Payments to repurchase of noncontrolling interests	-	-	-	-	-	-
Dividends and other payments to noncontrolling interests	-	-	-	(3,955)	-	(3,955)
Dividends paid	-	-	-	-	-	-
Decrease in intercompany notes payable, net	-	-	-	(15,841)	15,841	-
Intercompany funding	8,439	(14,138)	9,265	(3,566)	-	-
Change in other, net	413	-	(4)	-	-	409
Net cash used for financing activities	(19,892)	(14,138)	9,250	(23,217)	15,841	(32,156)
Effect of exchange rate changes on cash	-	-	-	(2,414)	-	(2,414)
Net increase (decrease) in cash and cash equivalents	(23,305)	-	(3,173)	(17,840)	-	(44,318)
Cash and cash equivalents at beginning of period	83,185	-	5,885	225,475	-	314,545
Cash and cash equivalents at end of period	$59,880	$-	$2,712	$207,635	$-	$270,227

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Format of Presentation

Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes.  Our discussion is presented on both a consolidated and segment basis.  All references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.  Our reportable segments are Americas outdoor advertising (“Americas”) and International outdoor advertising (“International”).  Our Americas and International segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types. Certain prior period amounts have been reclassified to conform to the 2015 presentation.

We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Other operating income (expense), net, Interest expense, Interest income on the Revolving Promissory Note issued by iHeartCommunications to the Company (the “Due from iHeartCommunications Note”), Equity in earnings (loss) of nonconsolidated affiliates, Other income, net and Income tax benefit (expense) are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

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

Advertising revenue for our segments is correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally.  Internationally, our results are impacted by fluctuations in foreign currency exchange rates and economic conditions in the foreign markets in which we have operations.

Executive Summary

The key developments in our business for the three months ended March 31, 2015 are summarized below:

•  Consolidated revenue decreased $20.2 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding a $53.8 million unfavorable impact from movements in foreign exchange rates, consolidated revenue increased $33.6 million during the three months ended March 31, 2015 compared to the same period of 2014.

•  Americas revenue increased $5.3 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding the $3.7 million impact from movements in foreign exchange rates, Americas revenue increased $9.0 million during the three months ended March 31, 2015 compared to the same period of 2014 primarily driven by higher revenues from digital billboards and Times Square spectaculars.

•  International revenue decreased $25.5 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding the $50.1 million impact from movements in foreign exchange rates, International revenue increased $24.6 million during the three months ended March 31, 2015 compared to the same period of 2014 primarily driven by growth in Europe, Australia and China.

•  We spent $3.7 million on strategic revenue and cost-saving initiatives during 2015 to realign and improve our on-going business operations—a decrease of $0.5 million compared to 2014.

RESULTS OF OPERATIONS
Consolidated Results of Operations
The comparison of our historical results of operations for the three months ended March 31, 2015 to the three months ended March 31, 2014 is as follows:

(In thousands)	Three Months Ended March 31,		%
	2015	2014	Change
Revenue	$615,043	$635,251	(3%)
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	362,971	381,513	(5%)
Selling, general and administrative expenses (excludes depreciation and amortization)	127,130	132,949	(4%)
Corporate expenses (excludes depreciation and amortization)	28,753	30,697	(6%)
Depreciation and amortization	94,094	98,742	(5%)
Other operating income (expense), net	(5,444)	2,654	(305%)
Operating income (loss)	(3,349)	(5,996)	44%
Interest expense	89,416	89,262
Interest income on Due from iHeartCommunications	15,253	14,673
Equity in earnings (loss) of nonconsolidated affiliates	522	(736)
Other income, net	19,938	1,898
Loss before income taxes	(57,052)	(79,423)
Income tax benefit (expense)	24,099	(16,946)
Consolidated net loss	(32,953)	(96,369)
Less amount attributable to noncontrolling interest	565	501
Net loss attributable to the Company	$(33,518)	$(96,870)

Consolidated Revenue

Consolidated revenue decreased $20.2 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding a $53.8 million unfavorable impact from movements in foreign exchange rates, consolidated revenue increased $33.6 million during the three months ended March 31, 2015 compared to the same period of 2014. Americas revenue increased $5.3 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding the $3.7 million impact from movements in foreign exchange rates, Americas revenue increased $9.0 million during the three months ended March 31, 2015 compared to the same period of 2014 primarily driven by higher revenues from digital billboards and Times Square spectaculars. International revenue decreased $25.5 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding the $50.1 million impact from movements in foreign exchange rates, International revenue increased $24.6 million during the three months ended March 31, 2015 compared to the same period of 2014 primarily driven by new contracts and from growth in Europe, Australia and China.

Consolidated Direct Operating Expenses

Consolidated direct operating expenses decreased $18.5 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding a $36.0 million unfavorable impact from movements in foreign exchange rates, consolidated direct operating expenses increased $17.5 million during the three months ended March 31, 2015 compared to the same period of 2014. Americas direct operating expenses increased $2.9 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding the $2.2 million impact from movements in foreign exchange rates, Americas direct operating expenses increased $5.1 million during the three months ended March 31, 2015 compared to the same period of 2014 primarily due to higher variable site lease expenses related to the increase in revenues. International direct operating expenses decreased $21.4 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding the $33.8 million impact from movements in foreign exchange rates, International direct operating expenses increased $12.4 million during the three months ended March 31, 2015 compared to the same period of 2014 primarily as a result of higher variable costs associated with higher revenue.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

Consolidated SG&A expenses decreased $5.8 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding a $12.5 million unfavorable impact from movements in foreign exchange rates, consolidated SG&A expenses increased $6.7 million during the three months ended March 31, 2015 compared to the same period of 2014. Americas SG&A expenses decreased $0.7 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding the $0.9 million impact from movements in foreign exchange rates, Americas SG&A expenses increased $0.2 million during the three months ended March 31, 2015 compared to the same period of 2014. International SG&A expenses decreased $5.1 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding the $11.6 million impact from movements in foreign exchange rates, International SG&A expenses increased $6.5 million during the three months ended March 31, 2015 compared to the same period of 2014 primarily due to higher compensation expense, including commissions in connection with higher revenues.

Corporate Expenses

Corporate expenses decreased $1.9 million during the three months ended March 31, 2015 compared to the same period of 2014 primarily due to lower consulting and employee compensation expenses, partially offset by higher spending on strategic revenue and efficiency costs.

Revenue and Efficiency Initiatives

Included in the amounts for direct operating expenses, SG&A and corporate expenses discussed above are expenses of $3.7 million incurred in connection with our strategic revenue and efficiency initiatives during the three months ended March 31, 2015. The costs were incurred to improve revenue growth, enhance yield, reduce costs and organize each business to maximize performance and profitability.  These costs consist primarily of severance related to workforce initiatives, consolidation of locations and positions, consulting expenses and other costs incurred in connection with streamlining our businesses. These costs are expected to provide benefits in future periods as the initiative results are realized.  Of these costs during the first quarter of 2015, $0.4 million are reported within direct operating expenses, $0.8 million are reported within SG&A and $2.5 million are reported within corporate expense.  In the first quarter of 2014, such costs totaled $1.2 million, $1.2 million and $1.8 million, respectively.

Depreciation and Amortization

Depreciation and amortization decreased $4.6 million during the three months ended March 31, 2015 compared to the same period in 2014 primarily due to the impact from movements in foreign exchange rates.

Other operating income (loss), net

Other operating expense of $5.4 million for the first quarter of 2015 primarily related to acquisition/disposition transaction costs.

Other operating income of $2.7 million for the first quarter of 2014 primarily related to proceeds received from condemnations.

Interest Income on Due From iHeartCommunications

Interest income increased $0.6 million during the three months ended March 31, 2015 compared to the same period of 2014 due to the increase in the average outstanding balance.

Other income, net

Other income of $19.9 million for the first quarter of 2015 primarily related to foreign exchange gains on short-term intercompany accounts.

Other income of $1.9 million for the first quarter of 2014 primarily related to $2.1 million in foreign exchange gains on short-term intercompany accounts partially offset by miscellaneous expenses of $0.2 million.

Income tax expense

Our operations are included in a consolidated income tax return filed by iHeartMedia.  However, for our financial statements, our provision for income taxes was computed as if we file separate consolidated federal income tax returns with our subsidiaries.

The effective tax rate for the three months ended March 31, 2015 was 42.2%, and was primarily impacted by the valuation allowance recorded against current period net operating losses in U.S. federal, state and certain foreign jurisdiction due to the uncertainty of the ability to utilize those assets in future periods. In addition, the current tax benefit for the three months ended March 31, 2015 was the result of applying the estimated annual effective tax rate for the year to the pre-tax losses incurred during the period.

The effective tax rate for the three months ended March 31, 2014 was (21.3%), and was primarily impacted by our benefits and charges from tax amounts associated with our foreign earnings that are taxed at rates different from the federal statutory rate and an inability to benefit from losses in certain foreign jurisdictions

Americas Outdoor Advertising Results of Operations
Our Americas outdoor operating results were as follows:

(In thousands)	Three Months Ended March 31,		%
	2015	2014	Change
Revenue	$295,863	$290,610	2%
Direct operating expenses	146,234	143,364	2%
SG&A expenses	55,637	56,368	(1%)
Depreciation and amortization	50,340	49,712	1%
Operating income	$43,652	$41,166	6%

Americas revenue increased $5.3 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding the $3.7 million impact from movements in foreign exchange rates, Americas revenue increased $9.0 million during the three months ended March 31, 2015 compared to the same period of 2014 driven primarily by an increase in revenues from our digital billboards as a result of increased capacity and occupancy, as well as higher revenues from our Time Square spectaculars.

Americas direct operating expenses increased $2.9 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding the $2.2 million impact from movements in foreign exchange rates, Americas direct operating expenses increased $5.1 million during the three months ended March 31, 2015 compared to the same period of 2014 primarily due to higher variable site lease expenses related to the increase in revenues. Americas SG&A expenses decreased $0.7 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding the $0.9 million impact from movements in foreign exchange rates, Americas SG&A expenses increased $0.2 million during the three months ended March 31, 2015 compared to the same period of 2014.

International Outdoor Advertising Results of Operations
Our International operating results were as follows:

(In thousands)	Three Months Ended March 31,		%
	2015	2014	Change
Revenue	$319,180	$344,641	(7%)
Direct operating expenses	216,737	238,149	(9%)
SG&A expenses	71,493	76,581	(7%)
Depreciation and amortization	42,441	48,331	(12%)
Operating income	$(11,491)	$(18,420)	(38%)

International revenue decreased $25.5 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding the $50.1 million impact from movements in foreign exchange rates, International revenue increased $24.6 million during the three months ended March 31, 2015 compared to the same period of 2014 primarily driven by new contracts and higher occupancy in certain European countries, including Sweden, Italy and Norway, as well as growth in Australia and China.

International direct operating expenses decreased $21.4 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding the $33.8 million impact from movements in foreign exchange rates, International direct operating expenses increased $12.4 million during the three months ended March 31, 2015 compared to the same period of 2014 primarily as a result of higher variable costs associated with higher revenue, partially offset by lower production expenses in certain countries in connection with efficiency initiatives. International SG&A expenses decreased $5.1 million during the three months ended March 31, 2015 compared to the same period of 2014. Excluding the $11.6 million impact from movements in foreign exchange rates, International SG&A expenses increased $6.5 million during the three months ended March 31, 2015 compared to the same period of 2014 primarily due to higher compensation expense, including commissions in connection with higher revenues.

Reconciliation of Segment Operating Income to Consolidated Operating Loss

(In thousands)	Three Months Ended March 31,
	2015	2014
Americas Outdoor Advertising	$43,652	41,166
International Outdoor Advertising	(11,491)	(18,420)
Corporate and other (1)	(30,066)	(31,396)
Other operating income (loss), net	(5,444)	2,654
Consolidated operating loss	$(3,349)	$(5,996)

(1)	Corporate and other includes expenses related to Americas and International and as well as overall executive, administrative and support functions.

Share-Based Compensation Expense

As of March 31, 2015, there was $14.9 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately 2.5 years.  In addition, as of March 31, 2015, there was $1.4 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

Share-based compensation expenses are recorded in corporate expenses and were $1.9 million and $2.0 million for the three months ended March 31, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the three months ended March 31, 2015 and 2014:

(In thousands)	Three Months Ended March 31,
	2015	2014
Cash provided by (used for):
Operating activities	$9,722	$28,045
Investing activities	$(40,906)	$(37,793)
Financing activities	$58,144	$(32,156)

Operating Activities

Cash provided by operating activities was $9.7 million during the three months ended March 31, 2015  compared to $28.0 million of cash provided during the three months ended March 31, 2014.  Our consolidated net loss included $83.4 million of non-cash items in 2015.  Our consolidated net loss in 2014 included $77.8 million of non-cash items. Non-cash items affecting our net loss include depreciation and amortization, deferred taxes, provision for doubtful accounts, share-based compensation, (gain) loss on sale of operating and fixed assets, amortization of deferred financing charges and note discounts, net, and other reconciling items, net as presented on the face of the consolidated statement of cash flows.

Investing Activities

Cash used for investing activities of $40.9 million during 2015 reflected our capital expenditures of $41.8 million.  We spent $16.7 million in our Americas segment primarily related to the construction of new advertising structures such as digital displays and $25.1 million in our International segment primarily related to new advertising structures such as billboards and street furniture and renewals of existing contracts.  Other cash provided by investing activities were $0.9 million of proceeds from sales of other operating and fixed assets.

Cash used for investing activities of $37.8 million during the three months ended March 31, 2014 primarily reflected capital expenditures of $38.6 million.  We spent $16.4 million in our Americas segment primarily related to the construction of new advertising structures such as digital displays, $20.9 million in our International segment primarily related to billboard and street furniture advertising structures, and $1.3 million by Corporate.  Partially offsetting cash used for investing activities were proceeds from sales of operating and fixed assets.

Financing Activities

Cash provided by financing activities of $58.1 million during the first quarter of 2015 primarily reflected the net transfers of $61.5 million in cash from iHeartCommunications, which represents the activity in the “Due from/to iHeartCommunications” account. Other cash used for financing activities included net payments to noncontrolling interests of $2.1 million.

Cash used for financing activities of $32.2 million for the three months ended March 31, 2014 primarily reflected net transfers of $28.7 million in cash to iHeartCommunications, which represents the activity in the “Due from/to iHeartCommunications” account.  Other cash used for financing activities included payments to noncontrolling interests of $4.0 million.

Anticipated Cash Requirements

Our primary source of liquidity is cash on hand, cash flow from operations, the senior revolving credit facility and the promissory note issued by iHeartCommunications to the Company (the “Due from iHeartCommunications Note”).  Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations, any available borrowing capacity under the senior revolving credit facility and borrowing capacity under or repayment of amounts outstanding under the Due from iHeartCommunications Note will enable us to meet our working capital, capital expenditure, debt service and other funding requirements, including the debt service on the CCWH Senior Notes and the CCWH Subordinated Notes and dividends, for at least the next 12 months.  In addition, we were in compliance with the covenants contained in our material financing agreements as of March 31, 2015.  We believe our long-term plans, which include promoting outdoor media spending and capitalizing on our diverse geographic and product opportunities, including the continued deployment of digital displays, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements long-term.  However, our anticipated results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants.  In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. At March 31, 2015, we had $207.3 million of cash on our balance sheet, with $186.9 million in consolidated cash balances held outside the U.S. by our subsidiaries, a portion of which is held by a non-wholly owned subsidiaries or is otherwise subject to certain restrictions and not readily ascertainable to us.  We disclose in Item 8 of our Form 10-K within Note 1, Summary of Significant Accounting Policies, that our policy is to permanently reinvest the earnings of our non-U.S. subsidiaries as these earnings are generally redeployed in those jurisdictions for operating needs and continued functioning of their businesses.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant current and historic deficits in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.

In its Quarterly Report on Form 10-Q filed with the SEC on April 30, 2015, iHeartCommunications stated that it was in compliance with the covenants contained in its material financing agreements as of March 31, 2015.  iHeartCommunications similarly stated in such Quarterly Report that its anticipated results are also subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants.  Moreover, iHeartCommunications stated in such Quarterly Report that its ability to comply with the covenants in its material financing agreements may be affected by events beyond its control, including prevailing economic, financial and industry conditions.  As discussed therein, the breach of any covenants set forth in iHeartCommunications’ financing agreements would result in a default thereunder, and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, as discussed therein, the lenders under the receivables based credit facility under iHeartCommunications’ senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. In addition, iHeartCommunications stated in such Quarterly Report that if iHeartCommunications is unable to repay its obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility.  Finally, iHeartCommunications stated in such Quarterly Report that a default or acceleration under any of its material financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.  If iHeartCommunications were to become insolvent, we would be an unsecured creditor of iHeartCommunications.  In such event, we would be treated  the same as other unsecured creditors of iHeartCommunications and, if we were not entitled to the cash previously transferred to iHeartCommunications, or could not obtain such cash on a timely basis, we could experience a liquidity shortfall.

For so long as iHeartCommunications maintains significant control over us, a deterioration in the financial condition of iHeartCommunications could have the effect of increasing our borrowing costs or impairing our access to capital markets.  As of March 31, 2015, iHeartCommunications had $289.0 million recorded as “Cash and cash equivalents” on its consolidated balance sheets, of which $207.3 million was held by us and our subsidiaries.

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

Sources of Capital
As of March 31, 2015 and December 31, 2014, we had the following debt outstanding, cash and cash equivalents and amounts due from iHeartCommunications:

(In millions)	March 31, 2015	December 31, 2014
Clear Channel Worldwide Holdings Senior Notes due 2022	$2,725.0	$2,725.0
Clear Channel Worldwide Holdings Senior Subordinated Notes due 2020	2,200.0	2,200.0
Senior Revolving Credit Facility due 2018	-	-
Other debt	12.1	15.1
Original issue discount	(6.0)	(6.2)
Total debt	4,931.1	4,933.9
Less: Cash and cash equivalents	207.3	186.2
Less: Due from iHeartCommunications	886.3	947.8
	$3,837.5	$3,799.9

We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities.  Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Promissory Notes with iHeartCommunications

We maintain accounts that represent net amounts due to or from iHeartCommunications, which are recorded as “Due from/to iHeartCommunications” on our consolidated balance sheets.  The accounts represent our revolving promissory note issued by us to iHeartCommunications and the Due from iHeartCommunications Note, in each case in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances.  The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand or when they mature on December 15, 2017.  Included in the accounts are the net activities resulting from day-to-day cash management services provided by iHeartCommunications.  Such day-to-day cash management services relate only to our cash activities and balances in the U.S. and exclude any cash activities and balances of our non-U.S. subsidiaries.  At March 31, 2015 and 2014, the asset recorded in “Due from iHeartCommunications” on our consolidated balance sheet was $886.3 million and $947.8 million, respectively.  At March 31, 2015, we had no borrowings under the cash management note to iHeartCommunications.

In accordance with the terms of the settlement for the derivative litigation filed by our stockholders regarding the Due from iHeartCommunications Note, as previously disclosed, we established a committee of our board of directors, consisting of our independent and disinterested directors, for the specific purpose of monitoring the Due from iHeartCommunications Note.  If a demand is made in accordance with the terms of the committee charter, we will declare a simultaneous dividend equal to the amount so demanded, which would further reduce the amount of the “Due from iHeartCommunications” asset that is available to us as a source of liquidity for ongoing working capital, capital expenditure, debt service and other funding requirements.

The net interest income for the three months ended March 31, 2015 and 2014 was $15.3 million and $14.7 million, respectively. At March 31, 2015 and December 31, 2014, the fixed interest rate on the “Due from iHeartCommunications” account was 6.5%, which is equal to the fixed interest rate on the CCWH senior notes. If the outstanding balance on the Due from iHeartCommunications Note exceeds $1.0 billion and under certain other circumstances tied to iHeartCommunications’ liquidity, the rate will be variable but will in no event be less than 6.5% nor greater than 20%.

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

Clear Channel Worldwide Holdings Senior Notes

As of March 31, 2015, CCWH senior notes represented $2.7 billion aggregate principal amount of indebtedness outstanding, which consisted of $735.75 million aggregate principal amount of 6.5% Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and $1,989.25 million aggregate principal amount of 6.5% Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes” and, together with the Series A CCWH Senior Notes, the “CCWH Senior Notes”). The CCWH Senior Notes are guaranteed by us, Clear Channel Outdoor, Inc. (“CCOI”) and certain of our direct and indirect subsidiaries.

The Series A CCWH Senior Notes indenture and Series B CCWH Senior Notes indenture restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test. Under this test, in order to incur additional indebtedness, our debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively, and in order to incur additional indebtedness that is subordinated to the CCWH Senior Notes, our debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1. The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B CCWH Senior Notes indenture also permits us to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if our debt to adjusted EBITDA ratios (as defined by the indenture) are lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively. The Series B CCWH Senior Notes indenture also contains certain other exceptions that allow us to pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by us of amounts outstanding under the Due from iHeartCommunications Note. The Series A CCWH Senior Notes indenture does not limit our ability to pay dividends.

Our consolidated leverage ratio, defined as total debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 6.4:1 at March 31, 2015, and senior leverage ratio, defined as senior debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 3.6:1 at March 31, 2015. As required by the definition of EBITDA in the CCWH Senior Notes indentures, our EBITDA for the preceding four quarters of $767.2 million is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense), net, plus share-based compensation, and is further adjusted for the following: (i) costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses; (iii) non-cash charges; and (iv) various other items.

            The following table reflects a reconciliation of EBITDA (as defined by the CCWH Senior Notes indentures) to operating income and net cash provided by operating activities for the four quarters ended March 31, 2015:

Four Quarters Ended
(In Millions)	March 31, 2015
EBITDA (as defined by the CCWH Senior Notes indentures)	$767.2
Less adjustments to EBITDA (as defined by the CCWH Senior Notes indentures):
Costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees, and other permitted activities	(30.5)
Extraordinary, non-recurring or unusual gains or losses or expenses (as referenced in the definition of EBITDA in the CCWH Senior Notes indentures)	(13.8)
Non-cash charges	(16.6)
Other items	(7.8)
Less: Depreciation and amortization, Impairment charges, Other operating income, net, and Share-based compensation expense	(413.4)
Operating income	285.1
Plus: Depreciation and amortization, Impairment charges, Gain (loss) on disposal of operating and fixed assets, and Share-based compensation expense	406.3
Less: Interest expense	(353.4)
Plus: Interest income on Due from iHeartCommunications	60.8
Less: Current income tax expense	43.5
Plus: Other income, net	33.2
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	(15.6)
Change in assets and liabilities, net of assets acquired and liabilities assumed	(129.8)
Net cash provided by operating activities	$330.1

Clear Channel Worldwide Holdings Senior Subordinated Notes

As of March 31, 2015, CCWH Subordinated Notes represented $2.2 billion of aggregate principal amount of indebtedness outstanding, which consist of $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes”).

The Series A CCWH Subordinated Notes indenture and Series B CCWH Subordinated Notes indenture restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test. In order to incur additional indebtedness under this test, our debt to adjusted EBITDA ratio (as defined by the indentures) must be lower than 7.0:1. The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B CCWH Subordinated Notes indenture also permits us to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if our debt to adjusted EBITDA ratios (as defined by the indenture) is lower than 7.0:1. The Series B CCWH Subordinated Notes indenture also contains certain other exceptions that allow us to pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by us of amounts outstanding under the Revolving Promissory Note issued by iHeartCommunications to us.  The Series A CCWH Subordinated Notes indenture does not limit our ability to pay dividends.

Senior Revolving Credit Facility Due 2018

During the third quarter of 2013, we entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital needs, to issue letters of credit and for other general corporate purposes.  At March 31, 2015, there were no amounts outstanding under the revolving credit facility, and $61.3 million of letters of credit under the revolving credit facility, which reduce availability under the facility.

Other Debt

Other debt consists primarily of loans with international banks.  At March 31, 2015, approximately $12.1 million was outstanding as other debt.

iHeartCommunications’ Debt Covenants

iHeartCommunications’ senior secured credit facility contains a significant financial covenant which requires iHeartCommunications to comply on a quarterly basis with a financial covenant limiting the ratio of its consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA (as defined by iHeartCommunications’ senior secured credit facility) for the preceding four quarters.  The maximum ratio under this financial covenant was 8.75:1 for the four quarters ended March 31, 2015.  In its Quarterly Report on Form 10-Q filed with the SEC on April 30, 2015, iHeartCommunications stated that it was in compliance with this covenant as of March 31, 2015.

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

Seasonality

Typically, both our Americas and International segments experience their lowest financial performance in the first quarter of the calendar year, with International historically experiencing a loss from operations in that period.  Our International segment typically experiences its strongest performance in the second and fourth quarters of the calendar year.  We expect this trend to continue in the future. Due to this seasonality and certain other factors, the results for the interim periods may not be indicative of results for the full year.

MARKET RISK

We are exposed to market risks arising from changes in market rates and prices, including movements in equity security prices and foreign currency exchange rates.

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported net loss of $2.6 million for three months ended March 31, 2015.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have increased our net loss for the three months ended March 31, 2015 by $0.3 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies would have decreased our net loss for the three months ended March 31, 2015 by a corresponding amount.

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

•         the risk that our cost savings initiatives may not be entirely successful or that any cost savings achieved from strategic revenue and efficiency initiatives may not persist;

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

ITEM 4.  Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Los Angeles Litigation

In 2008, Summit Media, LLC, one of the Company’s competitors, sued the City of Los Angeles (the “City”), Clear Channel Outdoor, Inc. and OUTFRONT Media Inc. (formerly CBS Outdoor Americas Inc.) in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties and pursuant to which Clear Channel Outdoor, Inc. had taken down existing billboards and converted 83 existing signs from static displays to digital displays.  In 2009 the Los Angeles Superior Court ruled that the settlement agreement constituted an ultra vires act of the City, and nullified its existence.  After further proceedings, on April 12, 2013 the Los Angeles Superior Court invalidated 82 digital modernization permits issued to Clear Channel Outdoor, Inc. (77 of which displays were operating at the time of the ruling), and Clear Channel Outdoor, Inc. was required to turn off the electrical power to all affected digital displays on April 15, 2013.  The digital display structures remain intact but digital displays are currently prohibited in the City.  Clear Channel Outdoor, Inc. is seeking permits under the existing City sign code to either wrap the LED faces with vinyl or convert the LED faces to traditional static signs, and has obtained a number of such permits.  Clear Channel Outdoor, Inc. is also pursuing a new ordinance to permit digital signage in the City.

International Outdoor Investigation

On April 21, 2015, inspections were conducted at the premises of the Company in Denmark and Sweden as part of an investigation by Danish competition authorities.  Additionally, on the same day Clear Channel UK received a communication from the UK competition authorities, also in connection with the investigation by Danish competition authorities. The Company and its affiliates are cooperating with the national competition authorities.

Item 1A.  Risk Factors

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014.  There have not been any material changes in the risk factors disclosed in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the purchases of shares of our Class A common stock made during the quarter ended March 31, 2015 by or on behalf of us or an affiliated purchaser:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 through January 31	2,089,241	$10.19	2,000,000	13,784,424
February 1 through February 28	-	-	-	-
March 1 through March 31	-	-	-	-
Total	2,089,241	$10.19	2,000,000	$13,784,424

(1)

The shares indicated include shares of our Class A common stock tendered by employees to us during the three months ended March 31, 2015 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

(2)

On August 9, 2010, iHeartCommunications announced that its board of directors approved a stock purchase program under which iHeartCommunications or its subsidiaries may purchase up to an aggregate of $100.0 million of the Class A common stock of iHeartMedia and/or our Class A common stock. The stock purchase program did not have a fixed expiration date and could be modified, suspended or terminated at any time at iHeartCommunications’ discretion.  In January 2015, a subsidiary of iHeartCommunications purchased 2,000,000 shares of our Class A common stock for $20.4 million.  During 2014, a subsidiary of iHeartCommunications purchased 5,000,000 shares of our Class A common stock for approximately $48.8 million.  During 2012, a subsidiary of iHeartCommunications purchased 111,291 shares of iHeartMedia’s Class A common stock for $0.7.  During 2011, a subsidiary of iHeartCommunications purchased 1,553,971 shares of our Class A common stock through open market purchases for approximately $16.4 million.  As of March 31, 2015, an aggregate $13.8 million was available under the stock purchase program to purchase Class A common stock of iHeartMedia and/or our Class A common stock.

On April 2, 2015, a subsidiary of iHeartCommunications purchased an additional 2,172,946 shares of our Class A common stock for $22.2 million, increasing iHeartCommunications’ collective holdings to represent slightly more than 90% of the outstanding shares of our common stock on a fully-diluted basis, assuming the conversion of all of the Company’s Class B common stock into Class A common stock.  As a result of this purchase, the stock purchase program concluded. The purchase of shares in excess of the amount available under the stock purchase program was separately approved by the iHeartCommunications’ board of directors.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1*	Amendment No. 1 to Employment Agreement, effective as of March 2, 2015, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc.
10.2*	Employment Agreement, effective as of March 3, 2015, between Scott Wells and Clear Channel Outdoor Holdings, Inc.
11*	Statement re: Computation of Income (Loss) Per Share.
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files.

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

                                                                                                CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

April 30, 2015                                                                      /s/ SCOTT D. HAMILTON

                                                                                                Scott D. Hamilton

                                                                                                Senior Vice President, Chief Accounting Officer and

                                                                                                Assistant Secretary