Form 10-Q
period 2015-06-30
Clear Channel Outdoor Holdings, Inc.
filed 2015-07-30
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2015

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                          TO

Commission File Number

001‑32663

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

                                        Delaware                                                                                             86-0812139

                      (State or other jurisdiction of                                                      (I.R.S. Employer Identification No.)

                     incorporation or organization)

                   200 East Basse Road, Suite 100                                                                             78209

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

Large accelerated filer  [  ]       Accelerated filer   [X]    Non-accelerated filer [  ]       Smaller reporting company   [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -	Outstanding at July 28, 2015 - - - - - - - - - - - - - - - - - - - - - - - - - -
Class A Common Stock, $.01 par value Class B Common Stock, $.01 par value	46,381,597 315,000,000

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

	June 30,
(In thousands)	2015	December 31,
	(Unaudited)	2014
CURRENT ASSETS
Cash and cash equivalents	$129,883	$186,204
Accounts receivable, net of allowance of $22,978 in 2015 and $24,308 in 2014	711,862	697,811
Prepaid expenses	143,492	134,041
Other current assets	70,493	61,893
Total Current Assets	1,055,730	1,079,949
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,542,361	1,614,199
Other property, plant and equipment, net	267,586	291,452
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles	1,065,978	1,066,748
Other intangibles, net	382,840	412,064
Goodwill	807,460	817,112
OTHER ASSETS
Due from iHeartCommunications	936,931	947,806
Other assets	129,472	133,081
Total Assets	$6,188,358	$6,362,411
CURRENT LIABILITIES
Accounts payable	$69,678	$75,915
Accrued expenses	464,325	543,818
Deferred income	132,555	94,635
Current portion of long-term debt	2,573	3,461
Total Current Liabilities	669,131	717,829
Long-term debt	4,927,997	4,930,468
Deferred tax liability	618,071	620,255
Other long-term liabilities	236,504	234,800
Commitments and Contingent liabilities (Note 4)
SHAREHOLDERS’ DEFICIT
Noncontrolling interest	182,773	203,334
Preferred stock, $.01 par value, 150,000,000 shares authorized, no shares issued and outstanding	-	-
Class A common stock, $.01 par value, 750,000,000 shares authorized, 46,598,129 and
45,231,282 shares issued in 2015 and 2014, respectively	466	452
Class B common stock, $.01 par value, 600,000,000 shares authorized, 315,000,000 shares
issued and outstanding	3,150	3,150
Additional paid-in capital	4,174,654	4,167,233
Accumulated deficit	(4,204,673)	(4,172,565)
Accumulated other comprehensive loss	(417,644)	(341,353)
Cost of shares (229,943 in 2015 and 140,702 in 2014) held in treasury	(2,071)	(1,192)
Total Shareholders’ Deficit	(263,345)	(140,941)
Total Liabilities and Shareholders’ Deficit	$6,188,358	$6,362,411

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(UNAUDITED)

(In thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$722,819	$781,205	$1,337,862	$1,416,456
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	372,342	413,144	735,313	794,657
Selling, general and administrative expenses (excludes depreciation and amortization)	132,522	140,271	259,652	273,221
Corporate expenses (excludes depreciation and amortization)	30,154	33,333	58,907	64,030
Depreciation and amortization	93,405	98,726	187,499	197,467
Other operating income (expense), net	659	247	(4,785)	2,901
Operating income	95,055	95,978	91,706	89,982
Interest expense	88,556	88,212	177,972	177,473
Interest income on Due from iHeartCommunications	15,049	15,227	30,302	29,900
Equity in earnings (loss) of nonconsolidated affiliates	(351)	327	171	(409)
Other income, net	15,276	11,983	35,214	13,880
Income (loss) before income taxes	36,473	35,303	(20,579)	(44,120)
Income tax benefit (expense)	(27,187)	24,820	(3,088)	7,875
Consolidated net income (loss)	9,286	60,123	(23,667)	(36,245)
Less amount attributable to noncontrolling interest	7,876	9,086	8,441	9,588
Net income (loss) attributable to the Company	$1,410	$51,037	$(32,108)	$(45,833)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,900	(12,025)	(78,587)	(16,562)
Unrealized holding gain (loss) on marketable securities	(133)	(405)	689	679
Other adjustments to comprehensive income (loss)	-	-	(1,154)	-
Other comprehensive income (loss)	2,767	(12,430)	(79,052)	(15,883)
Comprehensive income (loss)	4,177	38,607	(111,160)	(61,716)
Less amount attributable to noncontrolling interest	(5,060)	(554)	(2,761)	(3,451)
Comprehensive income (loss) attributable to the Company	$9,237	$39,161	$(108,399)	$(58,265)
Net income (loss) attributable to the Company per common share:
Basic	$0.00	$0.14	$(0.09)	$(0.13)
Weighted average common shares outstanding – Basic	359,538	358,453	359,317	358,425
Diluted	$0.00	$0.14	$(0.09)	$(0.13)
Weighted average common shares outstanding – Diluted	361,063	359,832	359,317	358,425

Dividends declared per share	$-	$-	$-	$-

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Consolidated net loss	$(23,667)	$(36,245)
Reconciling items:
Depreciation and amortization	187,499	197,467
Deferred taxes	6,311	(27,723)
Provision for doubtful accounts	5,144	4,143
Share-based compensation	3,729	4,250
Gain on sale of operating and fixed assets	(2,602)	(2,901)
Amortization of deferred financing charges and note discounts, net	4,344	4,325
Other reconciling items, net	(35,777)	(14,212)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(40,921)	(33,857)
Decrease in accrued expenses	(59,485)	(30,071)
Decrease in accounts payable	(2,539)	(18,495)
Increase in deferred income	40,740	43,277
Changes in other operating assets and liabilities	(28,317)	(9,432)
Net cash provided by operating activities	54,459	80,526
Cash flows from investing activities:
Purchases of property, plant and equipment	(90,033)	(92,967)
Proceeds from disposal of assets	2,129	6,888
Purchases of other operating assets	(853)	(175)
Change in other, net	(1,036)	(1,305)
Net cash used for investing activities	(89,793)	(87,559)
Cash flows from financing activities:
Draws on credit facilities	-	820
Payments on credit facilities	(2,638)	(1,675)
Payments on long-term debt	(27)	(23)
Net transfers (to) from iHeartCommunications	10,875	(71,045)
Dividends and other payments to noncontrolling interests	(28,099)	(9,673)
Change in other, net	2,825	695
Net cash used for financing activities	(17,064)	(80,901)
Effect of exchange rate changes on cash	(3,923)	(637)
Net decrease in cash and cash equivalents	(56,321)	(88,571)
Cash and cash equivalents at beginning of period	186,204	314,545
Cash and cash equivalents at end of period	$129,883	$225,974
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	174,631	176,217
Cash paid for income taxes	19,217	16,823

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

Preparation of Interim Financial Statements

The accompanying consolidated financial statements were prepared by Clear Channel Outdoor Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  Management believes that the disclosures made are adequate to make the information presented not misleading.  Due to seasonality and other factors, the results for the interim periods may not be indicative of results for the full year.  The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2014 Annual Report on Form 10-K. All references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to the Company and its consolidated subsidiaries.  Our reportable segments are Americas outdoor advertising (“Americas”) and International outdoor advertising (“International”).

The consolidated financial statements include the accounts of the Company and its subsidiaries and give effect to allocations of expenses from the Company’s indirect parent entity, iHeartCommunications, Inc. (“iHeartCommunications”).  These allocations were made on a specifically identifiable basis or using relative percentages of headcount or other methods management considered to be a reasonable reflection of the utilization of services provided.  Also included in the consolidated financial statements are entities for which the Company has a controlling financial interest or is the primary beneficiary.  Investments in companies in which the Company owns 20% to 50% of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method.  All significant intercompany transactions are eliminated in the consolidation process.  Certain prior-period amounts have been reclassified to conform to the 2015 presentation.

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

New Accounting Pronouncements

During the first quarter of 2015, the Company adopted the Financial Accounting Standards Board’s (“FASB”) ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This update provides guidance for the recognition, measurement and disclosure of discontinued operations. The update is effective for annual periods beginning on or after 15 December 2014 and interim periods within those years.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

During the first quarter of 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis. This new standard eliminates the deferral of FAS 167, which has allowed entities with interest in certain investment funds to follow the previous consolidation guidance in FIN 46(R), and makes other changes to both the variable interest model and the voting model. The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015.  The Company is currently evaluating the impact of the provisions of this new standard on its financial position and results of operations.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of June 30, 2015 and December 31, 2014, respectively.

(In thousands)	June 30,	December 31,
	2015	2014
Land, buildings and improvements	$198,076	$198,280
Structures	3,005,159	2,999,582
Furniture and other equipment	149,387	152,084
Construction in progress	61,070	75,469
	3,413,692	3,425,415
Less: accumulated depreciation	1,603,745	1,519,764
Property, plant and equipment, net	$1,809,947	$1,905,651

Indefinite-lived Intangible Assets

The Company’s indefinite-lived intangible assets consist primarily of billboard permits in its Americas segment.  Due to significant differences in both business practices and regulations, billboards in the International segment are subject to long-term, finite contracts, unlike the Company’s permits in the United States and Canada.  Accordingly, there are no indefinite-lived intangible assets in the International segment.

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

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of June 30, 2015 and December 31, 2014, respectively:

(In thousands)	June 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$675,465	$(465,228)	$716,722	$(476,523)
Permanent easements	171,641	-	171,272	-
Other	2,826	(1,864)	2,912	(2,319)
Total	$849,932	$(467,092)	$890,906	$(478,842)

Total amortization expense related to definite-lived intangible assets for the three months ended June 30, 2015 and 2014 was $12.5 million and $17.0 million, respectively. Total amortization expense related to definite-lived intangible assets for the six months ended June 30, 2015 and 2014 was $27.2 million and $34.1 million, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2016	$37,978
2017	29,948
2018	25,108
2019	16,192
2020	13,438

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	Americas	International	Consolidated
Balance as of December 31, 2013	$585,227	$264,907	$850,134
Foreign currency	(653)	(32,369)	(33,022)
Balance as of December 31, 2014	$584,574	$232,538	$817,112
Foreign currency	(312)	(9,340)	(9,652)
Balance as of June 30, 2015	$584,262	$223,198	$807,460

NOTE 3 – LONG-TERM DEBT
Long-term debt outstanding as of June 30, 2015 and December 31, 2014 consisted of the following:

(In thousands)	June 30,	December 31,
	2015	2014
Clear Channel Worldwide Holdings Senior Notes:
6.5% Series A Senior Notes Due 2022	$735,750	$735,750
6.5% Series B Senior Notes Due 2022	1,989,250	1,989,250
Clear Channel Worldwide Holdings Senior Subordinated Notes:
7.625% Series A Senior Subordinated Notes Due 2020	275,000	275,000
7.625% Series B Senior Subordinated Notes Due 2020	1,925,000	1,925,000
Senior revolving credit facility due 2018(1)	-	-
Other debt	11,444	15,107
Original issue discount	(5,874)	(6,178)
Total debt	$4,930,570	$4,933,929
Less: current portion	2,573	3,461
Total long-term debt	$4,927,997	$4,930,468

(1)	The Senior revolving credit facility provides for borrowings up to $75.0 million (the revolving credit commitment).

The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.1 billion at both June 30, 2015 and December 31, 2014. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 1.

Surety Bonds, Letters of Credit and Guarantees

As of June 30, 2015, the Company had $56.3 million and $54.2 million in letters of credit and bank guarantees outstanding, respectively. Bank guarantees of $13.2 million were backed by cash collateral. Additionally, as of June 30, 2015, iHeartCommunications had outstanding commercial standby letters of credit and surety bonds of $1.2 million and $56.1 million,

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

respectively, held on behalf of the Company.  These letters of credit, bank guarantees and surety bonds relate to various operational matters, including insurance, bid and performance bonds, as well as other items.

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

Los Angeles Litigation

In 2008, Summit Media, LLC, one of the Company’s competitors, sued the City of Los Angeles (the “City”), Clear Channel Outdoor, Inc. (“CCOI”)and OUTFRONT Media Inc. (formerly CBS Outdoor Americas Inc.) in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties and pursuant to which CCOI had taken down existing billboards and converted 83 existing signs from static displays to digital displays.  In 2009, the Los Angeles Superior Court ruled that the settlement agreement constituted an ultra vires act of the City, and nullified its existence.  After further proceedings, on April 12, 2013, the Los Angeles Superior Court invalidated 82 digital modernization permits issued to CCOI (77) of which displays were operating at the time of the ruling) and CCOI was required to turn off the electrical power to all affected digital displays on April 15, 2013.  The digital display structures remain intact but digital displays are currently prohibited in the City.  CCOI is seeking permits under the existing City sign code to either wrap the LED faces with vinyl or convert the LED faces to traditional static signs, and has obtained a number of such permits.  CCOI is also pursuing a new ordinance to permit digital signage in the City.

International Outdoor Investigation

On April 21, 2015, inspections were conducted at the premises of the Company in Denmark and Sweden as part of an investigation by Danish competition authorities.  Additionally, on the same day; Clear Channel UK received a communication from the UK competition authorities, also in connection with the investigation by Danish competition authorities. The Company and its affiliates are cooperating with the national competition authorities.

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

As of June 30, 2015 and December 31, 2014, the asset recorded in “Due from iHeartCommunications” on the consolidated balance sheet was $936.9 million and $947.8 million, respectively.  As of June 30, 2015, the fixed interest rate on the “Due from iHeartCommunications” account was 6.5%, which is equal to the fixed interest rate on the CCWH Senior Notes.  The net interest

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

income for the three months ended June 30, 2015 and 2014 was $15.0 million and $15.2 million, respectively.  The net interest income for the six months ended June 30, 2015 and 2014 was $30.3 million and $29.9 million, respectively.

The Company provides advertising space on its billboards for radio stations owned by iHeartCommunications.  For the three months ended June 30, 2015 and 2014, the Company recorded $1.1 million and $1.1 million, respectively, in revenue for these advertisements.  For the six months ended June 30, 2015 and 2014, the Company recorded $2.2 million and $2.1 million, respectively, in revenue for these advertisements.

Under the Corporate Services Agreement between iHeartCommunications and the Company, iHeartCommunications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) certain executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services.  These services are charged to the Company based on actual direct costs incurred or allocated by iHeartCommunications based on headcount, revenue or other factors on a pro rata basis. For the three months ended June 30, 2015 and 2014, the Company recorded $8.0 million and $7.1 million, respectively, as a component of corporate expenses for these services.  For the six months ended June 30, 2015 and 2014, the Company recorded $15.9 million and $16.3 million, respectively, as a component of corporate expenses for these services.

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

The Company computes its deferred income tax provision using the liability method in accordance with the provisions of ASC 740-10, as if the Company was a separate taxpayer.  Deferred tax assets and liabilities are determined based on differences between financial reporting basis and tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not some portion or all of the asset will not be realized.

Pursuant to the Employee Matters Agreement, the Company’s employees participate in iHeartCommunications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan.  For each of the three month periods ended June 30, 2015 and 2014, the Company recorded $2.7 million, as a component of selling, general and administrative expenses for these services.  For each of the six month periods ended June 30, 2015 and 2014, the Company recorded $5.3 million, as a component of selling, general and administrative expenses for these services.

Stock Purchases

On August 9, 2010, iHeartCommunications announced that its board of directors approved a stock purchase program under which iHeartCommunications or its subsidiaries may purchase up to an aggregate of $100 million of the Company’s Class A common stock and/or the Class A common stock of iHeartMedia, Inc. (“iHeartMedia”). The stock purchase program did not have a fixed expiration date and could be modified, suspended or terminated at any time at iHeartCommunications’ discretion. As of December 31, 2014, an aggregate $34.2 million was available under this program.  In January 2015, CC Finco, LLC (“CC Finco”), an indirect wholly-owned subsidiary of iHeartCommunications, purchased an additional 2,000,000 shares of the Company’s Class A common stock for $20.4 million.  On April 2, 2015, CC Finco purchased an additional 2,172,946 shares of the Company’s Class A common stock for $22.2 million, increasing iHeartCommunications’ collective holdings to represent slightly more than 90% of the outstanding shares of the Company’s common stock on a fully-diluted basis, assuming the conversion of all of the Company’s Class B common stock into Class A common stock. As a result of this purchase, the stock purchase program concluded. The purchase of shares in excess of the amount available under the stock purchase program was separately approved by the iHeartCommunications’ board of directors.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – INCOME TAXES
Income Tax Benefit (Expense)

The Company’s income tax benefit (expense) for the three and six months ended June 30, 2015 and 2014, respectively, consisted of the following components:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Current tax benefit (expense)	$(25,613)	$19,563	$3,223	$(19,848)
Deferred tax benefit (expense)	(1,574)	5,257	(6,311)	27,723
Income tax benefit (expense)	$(27,187)	$24,820	$(3,088)	$7,875

The effective tax rates for the three and six months ended June 30, 2015 were 74.5% and (15.0)%, respectively. The effective rates were primarily impacted by the Company’s uncertainty of an ability to recognize the future benefit of certain deferred tax assets that consists of current period net operating losses in U.S. federal, state and certain foreign jurisdictions.  The Company has recorded a valuation allowance against these deferred tax assets as the reversing deferred tax liabilities and other sources of taxable income that may be available to realize the deferred tax assets was exceeded by the additional net operating losses in the current period.

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

NOTE 7 – SHAREHOLDERS’ EQUITY

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The following table shows the changes in shareholders’ equity attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total, ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances as of January 1, 2015	$(344,275)	203,334	(140,941)
Net income (loss)	(32,108)	8,441	(23,667)
Dividends and other payments to noncontrolling interests	-	(28,099)	(28,099)
Foreign currency translation adjustments	(75,826)	(2,761)	(78,587)
Unrealized holding gain on marketable securities	689	-	689
Other adjustments to comprehensive loss	(1,154)	-	(1,154)
Other, net	6,556	1,858	8,414
Balances as of June 30, 2015	$(446,118)	$182,773	$(263,345)

Balances as of January 1, 2014	$(41,938)	$202,046	$160,108
Net income (loss)	(45,833)	9,588	(36,245)
Foreign currency translation adjustments	(13,111)	(3,451)	(16,562)
Unrealized holding gain on marketable securities	679	-	679
Other, net	4,991	(9,673)	(4,682)
Balances as of June 30, 2014	$(95,212)	$198,510	$103,298

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 — OTHER INFORMATION

Other Comprehensive Income (Loss)

For the three months ended June 30, 2015 and 2014 the total increase (decrease) in deferred income tax liabilities of other comprehensive income (loss) related to pensions were $0.0 million and $0.0 million, respectively.  For the six months ended June 30, 2015 and 2014 the total increase (decrease) in deferred income tax liabilities of other comprehensive income (loss) related to pensions were $(0.6) million and $0.0 million, respectively.

NOTE 9 – SEGMENT DATA

The Company has two reportable segments, which it believes best reflect how the Company is currently managed – Americas and International.  The Americas segment consists of operations primarily in the United States, Canada and Latin America and the International segment primarily includes operations in Europe, Asia and Australia.  The Americas and International display inventory consists primarily of billboards, street furniture displays and transit displays.  Corporate includes infrastructure and support including information technology, human resources, legal, finance and administrative functions of each of the Company’s reportable segments, as well as overall executive, administrative and support functions.  Share-based payments are recorded in corporate expenses.

The following table presents the Company’s reportable segment results for the three months ended June 30, 2015 and 2014:

(In thousands)	Americas Outdoor Advertising	International Outdoor Advertising	Corporate and other reconciling items	Consolidated
Three months ended June 30, 2015
Revenue	$341,286	$381,533	$-	$722,819
Direct operating expenses	149,712	222,630	-	372,342
Selling, general and administrative expenses	57,346	75,176	-	132,522
Corporate expenses	-	-	30,154	30,154
Depreciation and amortization	51,113	40,956	1,336	93,405
Other operating income, net	-	-	659	659
Operating income (loss)	$83,115	$42,771	$(30,831)	$95,055

Capital expenditures	$15,664	$31,752	$802	$48,218
Share-based compensation expense	$-	$-	$1,804	$1,804

Three months ended June 30, 2014
Revenue	$344,346	$436,859	$-	$781,205
Direct operating expenses	153,875	259,269	-	413,144
Selling, general and administrative expenses	58,448	81,823	-	140,271
Corporate expenses	-	-	33,333	33,333
Depreciation and amortization	49,848	47,889	989	98,726
Other operating income, net	-	-	247	247
Operating income (loss)	$82,175	$47,878	$(34,075)	$95,978

Capital expenditures	$21,683	$31,776	$880	$54,339
Share-based compensation expense	$-	$-	$2,240	$2,240

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the first quarter of 2015, the Company revised its segment reporting, as discussed in Note 1.  The following table presents the Company’s reportable segment results for the six months ended June 30, 2015 and 2014:

(In thousands)	Americas Outdoor Advertising	International Outdoor Advertising	Corporate and other reconciling items	Consolidated
Six Months Ended June 30, 2015
Revenue	$637,149	$700,713	$-	$1,337,862
Direct operating expenses	295,946	439,367	-	735,313
Selling, general and administrative expenses	112,983	146,669	-	259,652
Corporate expenses	-	-	58,907	58,907
Depreciation and amortization	101,453	83,397	2,649	187,499
Other operating loss, net	-	-	(4,785)	(4,785)
Operating income (loss)	$126,767	$31,280	$(66,341)	$91,706

Capital expenditures	$32,359	$56,857	$817	$90,033
Share-based compensation expense	$-	$-	$3,729	$3,729

Six Months Ended June 30, 2014
Revenue	$634,956	$781,500	$-	$1,416,456
Direct operating expenses	297,239	497,418	-	794,657
Selling, general and administrative expenses	114,817	158,404	-	273,221
Corporate expenses	-	-	64,030	64,030
Depreciation and amortization	99,559	96,220	1,688	197,467
Other operating income, net	-	-	2,901	2,901
Operating income (loss)	$123,341	$29,458	$(62,817)	$89,982

Capital expenditures	$38,127	$52,638	$2,202	$92,967
Share-based compensation expense	$-	$-	$4,250	$4,250

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

(In thousands)	June 30, 2015
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$905	$-	$-	$138,473	$(9,495)	$129,883
Accounts receivable, net of allowance	-	-	213,532	498,330	-	711,862
Intercompany receivables	-	249,683	1,711,541	9,208	(1,970,432)	-
Prepaid expenses	1,340	-	64,807	77,345	-	143,492
Other current assets	(485)	(451)	56,633	14,796	-	70,493
Total Current Assets	1,760	249,232	2,046,513	738,152	(1,979,927)	1,055,730
Structures, net	-	-	1,006,154	536,207	-	1,542,361
Other property, plant and equipment, net	-	-	154,366	113,220	-	267,586
Indefinite-lived intangibles	-	-	1,055,728	10,250	-	1,065,978
Other intangibles, net	-	-	313,943	68,897	-	382,840
Goodwill	-	-	571,932	235,528	-	807,460
Due from iHeartCommunications	936,931	-	-	-	-	936,931
Intercompany notes receivable	182,026	4,934,845	-	958	(5,117,829)	-
Other assets	178,516	766,569	1,227,842	49,676	(2,093,131)	129,472
Total Assets	$1,299,233	$5,950,646	$6,376,478	$1,752,888	$(9,190,887)	$6,188,358

Accounts payable	$-	$-	$17,522	$61,651	$(9,495)	$69,678
Intercompany payable	1,711,541	-	258,891	-	(1,970,432)	-
Accrued expenses	-	3,199	85,993	375,133	-	464,325
Deferred income	-	-	60,874	71,681	-	132,555
Current portion of long-term debt	-	-	60	2,513	-	2,573
Total Current Liabilities	1,711,541	3,199	423,340	510,978	(1,979,927)	669,131
Long-term debt	-	4,919,126	1,046	7,825	-	4,927,997
Intercompany notes payable	-	-	5,033,296	84,533	(5,117,829)	-
Deferred tax liability	772	1,367	610,419	5,513	-	618,071
Other long-term liabilities	-	-	129,799	106,705	-	236,504
Total shareholders' equity (deficit)	(413,080)	1,026,954	178,578	1,037,334	(2,093,131)	(263,345)
Total Liabilities and Shareholders' Equity	$1,299,233	$5,950,646	$6,376,478	$1,752,888	$(9,190,887)	$6,188,358

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)	December 31, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$905	$-	$-	$205,259	$(19,960)	$186,204
Accounts receivable, net of allowance	-	-	202,771	495,040	-	697,811
Intercompany receivables	-	259,510	1,731,448	8,056	(1,999,014)	-
Prepaid expenses	1,299	-	64,922	67,820	-	134,041
Other current assets	-	6,850	21,485	33,558	-	61,893
Total Current Assets	2,204	266,360	2,020,626	809,733	(2,018,974)	1,079,949
Structures, net	-	-	1,049,684	564,515	-	1,614,199
Other property, plant and equipment, net	-	-	172,809	118,643	-	291,452
Indefinite-lived intangibles	-	-	1,055,728	11,020	-	1,066,748
Other intangibles, net	-	-	322,550	89,514	-	412,064
Goodwill	-	-	571,932	245,180	-	817,112
Due from iHeartCommunications	947,806	-	-	-	-	947,806
Intercompany notes receivable	182,026	4,927,517	-	-	(5,109,543)	-
Other assets	264,839	793,626	1,287,717	50,568	(2,263,669)	133,081
Total Assets	$1,396,875	$5,987,503	$6,481,046	$1,889,173	$(9,392,186)	$6,362,411

Accounts payable	$-	$-	$27,866	$68,009	$(19,960)	$75,915
Intercompany payable	1,731,448	-	267,566	-	(1,999,014)	-
Accrued expenses	467	3,475	103,243	436,633	-	543,818
Deferred income	-	-	44,363	50,272	-	94,635
Current portion of long-term debt	-	-	55	3,406	-	3,461
Total Current Liabilities	1,731,915	3,475	443,093	558,320	(2,018,974)	717,829
Long-term debt	-	4,918,822	1,077	10,569	-	4,930,468
Intercompany notes payable	-	-	5,035,279	74,264	(5,109,543)	-
Deferred tax liability	772	85	607,841	11,557	-	620,255
Other long-term liabilities	-	-	128,855	105,945	-	234,800
Total shareholders' equity (deficit)	(335,812)	1,065,121	264,901	1,128,518	(2,263,669)	(140,941)
Total Liabilities and Shareholders' Equity	$1,396,875	$5,987,503	$6,481,046	$1,889,173	$(9,392,186)	$6,362,411

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)	Three Months Ended June 30, 2015
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$301,915	$420,904	$-	$722,819
Operating expenses:
Direct operating expenses	-	-	126,404	245,938	-	372,342
Selling, general and administrative expenses	-	-	48,969	83,553	-	132,522
Corporate expenses	3,239	-	15,826	11,089	-	30,154
Depreciation and amortization	-	-	49,256	44,149	-	93,405
Other operating income (expense), net	(118)	-	(269)	1,046	-	659
Operating income (loss)	(3,357)	-	61,191	37,221	-	95,055
Interest (income) expense, net	6	88,081	410	59	-	88,556
Interest income on Due from iHeartCommunications	15,049	-	-	-	-	15,049
Intercompany interest income	4,024	85,113	15,227	-	(104,364)	-
Intercompany interest expense	15,049	-	89,137	178	(104,364)	-
Equity in earnings (loss) of nonconsolidated affiliates	24,634	20,877	12,851	(755)	(57,958)	(351)
Other income (expense), net	936	3,440	20,635	14,840	(24,575)	15,276
Income (loss) before income taxes	26,231	21,349	20,357	51,069	(82,533)	36,473
Income tax benefit (expense)	(246)	(9,577)	4,277	(21,641)	-	(27,187)
Consolidated net income (loss)	25,985	11,772	24,634	29,428	(82,533)	9,286
Less amount attributable to noncontrolling interest	-	-	-	7,876	-	7,876
Net income (loss) attributable to the Company	$25,985	$11,772	$24,634	$21,552	$(82,533)	$1,410
Other comprehensive (loss), net of tax:
Foreign currency translation adjustments	-	(3,440)	134	6,206	-	2,900
Unrealized holding gain on marketable securities	-	-	-	(133)	-	(133)
Other adjustments to comprehensive loss	-	-	-	-	-	-
Equity in subsidiary comprehensive income	7,827	10,981	7,693	-	(26,501)	-
Comprehensive loss	33,812	19,313	32,461	27,625	(109,034)	4,177
Less amount attributable to noncontrolling interest	-	-	-	(5,060)	-	(5,060)
Comprehensive loss attributable to the Company	$33,812	$19,313	$32,461	$32,685	$(109,034)	$9,237

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)	Three Months Ended June 30, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$295,190	$486,015	$-	$781,205
Operating expenses:
Direct operating expenses	-	-	123,377	289,767	-	413,144
Selling, general and administrative expenses	-	-	48,493	91,778	-	140,271
Corporate expenses	2,769	-	16,016	14,548	-	33,333
Depreciation and amortization	-	-	47,466	51,260	-	98,726
Other operating income (expense), net	(142)	-	814	(425)	-	247
Operating income (loss)	(2,911)	-	60,652	38,237	-	95,978
Interest (income) expense, net	(2)	88,069	430	(285)	-	88,212
Interest income on Due from iHeartCommunications	15,227	-	-	-	-	15,227
Intercompany interest income	3,883	85,210	15,437	-	(104,530)	-
Intercompany interest expense	15,227	-	89,093	210	(104,530)	-
Loss on marketable securities	-	-	-	-	-	-
Equity in earnings (loss) of nonconsolidated affiliates	48,365	27,708	27,500	(33)	(103,213)	327
Other income (expense), net	2,074	-	(307)	10,216	-	11,983
Income (loss) before income taxes	51,413	24,849	13,759	48,495	(103,213)	35,303
Income tax benefit (expense)	(376)	898	34,607	(10,309)	-	24,820
Consolidated net income (loss)	51,037	25,747	48,366	38,186	(103,213)	60,123
Less amount attributable to noncontrolling interest	-	-	-	9,086	-	9,086
Net income (loss) attributable to the Company	$51,037	$25,747	$48,366	$29,100	$(103,213)	$51,037
Other comprehensive (loss), net of tax:
Foreign currency translation adjustments	-	-	1,084	(13,109)	-	(12,025)
Unrealized holding gain on marketable securities	-	-	-	(405)	-	(405)
Other adjustments to comprehensive loss	-	-	-	-	-	-
Equity in subsidiary comprehensive income	(11,876)	(13,530)	(12,960)	-	38,366	-
Comprehensive loss	39,161	12,217	36,490	15,586	(64,847)	38,607
Less amount attributable to noncontrolling interest	-	-	-	(554)	-	(554)
Comprehensive loss attributable to the Company	$39,161	$12,217	$36,490	$16,140	$(64,847)	$39,161

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2015
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$558,626	$779,236	$-	$1,337,862
Operating expenses:
Direct operating expenses	-	-	250,014	485,299	-	735,313
Selling, general and administrative expenses	-	-	95,958	163,694	-	259,652
Corporate expenses	6,492	-	29,507	22,908	-	58,907
Depreciation and amortization	-	-	97,688	89,811	-	187,499
Other operating income (expense), net	(220)	-	(6,955)	2,390	-	(4,785)
Operating income (loss)	(6,712)	-	78,504	19,914	-	91,706
Interest expense	12	176,161	975	824	-	177,972
Interest income on Due from iHeartCommunications	30,302	-	-	-	-	30,302
Intercompany interest income	8,025	170,209	30,553	-	(208,787)	-
Intercompany interest expense	30,302	-	178,234	251	(208,787)	-
Equity in earnings (loss) of nonconsolidated affiliates	(10,032)	15,729	8,894	(788)	(13,632)	171
Other income (expense), net	1,683	3,440	21,249	33,417	(24,575)	35,214
Income (loss) before income taxes	(7,048)	13,217	(40,009)	51,468	(38,207)	(20,579)
Income tax benefit (expense)	(485)	(8,583)	29,977	(23,997)	-	(3,088)
Consolidated net income (loss)	(7,533)	4,634	(10,032)	27,471	(38,207)	(23,667)
Less amount attributable to noncontrolling interest	-	-	-	8,441	-	8,441
Net income (loss) attributable to the Company	$(7,533)	$4,634	$(10,032)	$19,030	$(38,207)	$(32,108)
Other comprehensive (loss), net of tax:
Foreign currency translation adjustments	-	(3,440)	(7,026)	(68,121)	-	(78,587)
Unrealized holding gain on marketable securities	-	-	-	689	-	689
Other adjustments to comprehensive loss	-	-	-	(1,154)	-	(1,154)
Equity in subsidiary comprehensive income	(76,291)	(39,361)	(69,265)	-	184,917	-
Comprehensive loss	(83,824)	(38,167)	(86,323)	(49,556)	146,710	(111,160)
Less amount attributable to noncontrolling interest	-	-	-	(2,761)	-	(2,761)
Comprehensive loss attributable to the Company	$(83,824)	$(38,167)	$(86,323)	$(46,795)	$146,710	$(108,399)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$543,687	$872,769	$-	$1,416,456
Operating expenses:
Direct operating expenses	-	-	243,137	551,520	-	794,657
Selling, general and administrative expenses	-	-	96,131	177,090	-	273,221
Corporate expenses	6,054	-	32,729	25,247	-	64,030
Depreciation and amortization	-	-	94,544	102,923	-	197,467
Other operating income (expense), net	(270)	-	3,303	(132)	-	2,901
Operating income (loss)	(6,324)	-	80,449	15,857	-	89,982
Interest (income) expense, net	(7)	176,130	957	393	-	177,473
Interest income on Due from iHeartCommunications	29,900	-	-	-	-	29,900
Intercompany interest income	7,743	170,425	30,337	-	(208,505)	-
Intercompany interest expense	29,900	-	178,168	437	(208,505)	-
Loss on marketable securities	-	-	-	-	-	-
Equity in earnings (loss) of nonconsolidated affiliates	(48,788)	(21)	(480)	(1,292)	50,172	(409)
Other income (expense), net	2,074	-	3,874	7,932	-	13,880
Income (loss) before income taxes	(45,288)	(5,726)	(64,945)	21,667	50,172	(44,120)
Income tax benefit (expense)	(545)	1,806	16,157	(9,543)	-	7,875
Consolidated net income (loss)	(45,833)	(3,920)	(48,788)	12,124	50,172	(36,245)
Less amount attributable to noncontrolling interest	-	-	-	9,588	-	9,588
Net loss attributable to the Company	$(45,833)	$(3,920)	$(48,788)	$2,536	$50,172	$(45,833)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	-	21	2,012	(18,595)	-	(16,562)
Unrealized holding gain on marketable securities	-	-	-	679	-	679
Other adjustments to comprehensive loss	-	-	-	-	-	-
Equity in subsidiary comprehensive income	(12,432)	(14,521)	(14,444)	-	41,397	-
Comprehensive loss	(58,265)	(18,420)	(61,220)	(15,380)	91,569	(61,716)
Less amount attributable to noncontrolling interest	-	-	-	(3,451)	-	(3,451)
Comprehensive income (loss) attributable to the Company	$(58,265)	$(18,420)	$(61,220)	$(11,929)	$91,569	$(58,265)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2015
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(7,533)	$4,634	$(10,032)	$27,471	$(38,207)	$(23,667)
Reconciling items:
Impairment charges	-	-	-	-	-	-
Depreciation and amortization	-	-	97,688	89,811	-	187,499
Deferred taxes	-	1,282	10,390	(5,361)	-	6,311
Provision for doubtful accounts	-	-	1,845	3,299	-	5,144
Share-based compensation	-	-	2,568	1,161	-	3,729
Gain on sale of operating and fixed assets	-	-	(212)	(2,390)	-	(2,602)
Amortization of deferred financing charges and note discounts, net	-	304	4,040	-	-	4,344
Other reconciling items, net	10,032	(19,169)	(8,891)	(31,381)	13,632	(35,777)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	-	-	(12,604)	(28,317)	-	(40,921)
Increase (decrease) in accrued expenses	17	7,025	(45,418)	(21,109)	-	(59,485)
Increase (decrease) in accounts payable	-	-	(10,346)	(2,658)	10,465	(2,539)
Increase (decrease) in deferred income	-	-	16,513	24,227	-	40,740
Changes in other operating assets and liabilities	(41)	3,425	(20,484)	(11,217)	-	(28,317)
Net cash provided by (used for) operating activities	2,475	(2,499)	25,057	43,536	(14,110)	54,459
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(25,968)	(64,065)	-	(90,033)
Proceeds from disposal of assets	-	-	993	1,136	-	2,129
Purchases of other operating assets	-	-	(401)	(452)	-	(853)
Decrease in intercompany notes receivable, net	-	(7,327)	(2,502)	-	9,829	-
Dividends from subsidiaries	-	-	-	-	-	-
Change in other, net	-	-	(911)	(1,032)	907	(1,036)
Net cash provided by (used for) investing activities	-	(7,327)	(28,789)	(64,413)	10,736	(89,793)
Cash flows from financing activities:
Draws on credit facilities	-	-	-	-	-	-
Payments on credit facilities	-	-	-	(2,638)	-	(2,638)
Payments on long-term debt	-	-	(27)	-	-	(27)
Net transfers to iHeartCommunications	10,875	-	-	-	-	10,875
Dividends and other payments to noncontrolling interests	-	-	-	(28,099)	-	(28,099)
Dividends paid	-	-	-	(24,575)	24,575	-
Decrease in intercompany notes payable, net	-	-	-	9,829	(9,829)	-
Intercompany funding	(16,176)	9,826	3,760	2,590	-	-
Change in other, net	2,826	-	(1)	907	(907)	2,825
Net cash provided by (used for) financing activities	(2,475)	9,826	3,732	(41,986)	13,839	(17,064)
Effect of exchange rate changes on cash	-	-	-	(3,923)	-	(3,923)
Net decrease in cash and cash equivalents	-	-	-	(66,786)	10,465	(56,321)
Cash and cash equivalents at beginning of year	905	-	-	205,259	(19,960)	186,204
Cash and cash equivalents at end of year	$905	$-	$-	$138,473	$(9,495)	$129,883

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(45,833)	$(3,920)	$(48,788)	$12,124	$50,172	$(36,245)
Reconciling items:
Depreciation and amortization	-	-	94,544	102,923	-	197,467
Deferred taxes	11	-	(24,520)	(3,214)	-	(27,723)
Provision for doubtful accounts	-	-	1,485	2,658	-	4,143
Share-based compensation	-	-	2,738	1,512	-	4,250
(Gain) loss on sale of operating and fixed assets	270	-	(3,303)	132	-	(2,901)
Amortization of deferred financing charges and note discounts, net	-	3,709	616	-	-	4,325
Other reconciling items, net	48,788	21	432	(13,281)	(50,172)	(14,212)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	-	-	(11,199)	(22,658)	-	(33,857)
Increase in accrued expenses	(191)	(2,473)	(11,880)	(15,527)	-	(30,071)
Decrease in accounts payable	-	21	(5,339)	(13,177)	-	(18,495)
Increase (decrease) in deferred income	-	-	18,823	24,454	-	43,277
Changes in other operating assets and liabilities	(270)	-	9,027	(18,189)	-	(9,432)
Net cash provided by operating activities	2,775	(2,642)	22,636	57,757	-	80,526
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(29,771)	(63,196)	-	(92,967)
Proceeds from disposal of assets	-	-	6,267	621	-	6,888
Purchases of other operating assets	-	-	(369)	194	-	(175)
Decrease in intercompany notes receivable, net	-	-	-	-	-	-
Dividends from subsidiaries	-	-	-	-	-	-
Change in other, net	-	15,230	(10)	(1,295)	(15,230)	(1,305)
Net cash provided by (used for) investing activities	-	15,230	(23,883)	(63,676)	(15,230)	(87,559)
Cash flows from financing activities:
Draws on credit facilities	-	-	-	820	-	820
Payments on credit facilities	-	-	-	(1,675)	-	(1,675)
Payments on long-term debt	-	-	(23)	-	-	(23)
Net transfers to iHeartCommunications	(71,045)	-	-	-	-	(71,045)
Payments to repurchase of noncontrolling interests	-	-	-	-	-	-
Dividends and other payments to noncontrolling interests	-	-	-	(9,673)	-	(9,673)
Decrease in intercompany notes payable, net	-	-	-	(15,230)	15,230	-
Intercompany funding	19,508	(12,588)	2,591	(9,511)	-	-
Change in other, net	698	-	(3)	-	-	695
Net cash used for financing activities	(50,839)	(12,588)	2,565	(35,269)	15,230	(80,901)
Effect of exchange rate changes on cash	-	-	-	(637)	-	(637)
Net increase (decrease) in cash and cash equivalents	(48,064)	-	1,318	(41,825)	-	(88,571)
Cash and cash equivalents at beginning of year	83,185	-	5,885	225,475	-	314,545
Cash and cash equivalents at end of year	$35,121	$-	$7,203	$183,650	$-	$225,974

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

Effective during the first quarter of 2015, and in connection with the appointment of a new chief executive officer for the Company and a new chief executive officer for Americas, the Company reevaluated its segment reporting and determined that its Latin American operations should be managed by its Americas leadership team.  As a result, the operations of Latin America are no longer reflected within the Company’s International segment and are included in the results of its Americas segment. Accordingly, the Company has recast the corresponding segment disclosures for prior periods to include Latin America within the Americas segment.

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

Executive Summary

The key developments in our business for the three months ended June 30, 2015 are summarized below:

•  Consolidated revenue decreased $58.4 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding a $69.2 million impact from movements in foreign exchange rates, consolidated revenue increased $10.8 million during the three months ended June 30, 2015 compared to the same period of 2014.

•  Americas revenue decreased $3.1 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding the $5.2 million impact from movements in foreign exchange rates, Americas revenue increased $2.1 million during the three months ended June 30, 2015 compared to the same period of 2014 primarily driven by higher revenues from digital billboards and our Spectacolor business.

•  International revenue decreased $55.3 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding the $64.0 million impact from movements in foreign exchange rates, International revenue increased $8.7 million during the three months ended June 30, 2015 compared to the same period of 2014 primarily driven by growth in Europe and Australia.

•  We spent $4.4 million on strategic revenue and cost-saving initiatives during the three months ended June 30, 2015 to realign and improve our ongoing business operations—a decrease of $4.6 million compared to the three months ended June 30, 2014.

RESULTS OF OPERATIONS
Consolidated Results of Operations
The comparison of our historical results of operations for the three and six months ended June 30, 2015 to the three and six months ended June 30, 2014 is as follows:

(In thousands)	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2015	2014	Change	2015	2014	Change
Revenue	$722,819	$781,205	(7%)	$1,337,862	$1,416,456	(6%)
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	372,342	413,144	(10%)	735,313	794,657	(7%)
Selling, general and administrative expenses (excludes depreciation and amortization)	132,522	140,271	(6%)	259,652	273,221	(5%)
Corporate expenses (excludes depreciation and amortization)	30,154	33,333	(10%)	58,907	64,030	(8%)
Depreciation and amortization	93,405	98,726	(5%)	187,499	197,467	(5%)
Other operating income (expense), net	659	247	167%	(4,785)	2,901	(265%)
Operating income	95,055	95,978	(1%)	91,706	89,982	2%
Interest expense	88,556	88,212		177,972	177,473
Interest income on Due from iHeartCommunications	15,049	15,227		30,302	29,900
Equity in earnings (loss) of nonconsolidated affiliates	(351)	327		171	(409)
Other income, net	15,276	11,983		35,214	13,880
Income (loss) before income taxes	36,473	35,303		(20,579)	(44,120)
Income tax benefit (expense)	(27,187)	24,820		(3,088)	7,875
Consolidated net income (loss)	9,286	60,123		(23,667)	(36,245)
Less amount attributable to noncontrolling interest	7,876	9,086		8,441	9,588
Net income (loss) attributable to the Company	$1,410	$51,037		$(32,108)	$(45,833)

Consolidated Revenue

Consolidated revenue decreased $58.4 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding a $69.2 million impact from movements in foreign exchange rates, consolidated revenue increased $10.8 million during the three months ended June 30, 2015 compared to the same period of 2014. Americas revenue decreased $3.1 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding the $5.2 million impact from movements in foreign exchange rates, Americas revenue increased $2.1 million during the three months ended June 30, 2015 compared to the same period of 2014 primarily driven by higher revenues from digital billboards and our Spectacolor business. International revenue decreased $55.3 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding the $64.0 million impact from movements in foreign exchange rates, International revenue increased $8.7 million during the three months ended June 30, 2015 compared to the same period of 2014 primarily driven by new contracts and higher occupancy in Europe and growth in Australia.

Consolidated revenue decreased $78.6 million during the six months ended June 30, 2015 compared to the same period of 2014. Excluding a $122.9 million impact from movements in foreign exchange rates, consolidated revenue increased $44.3 million during the six months ended June 30, 2015 compared to the same period of 2014. Americas revenue increased $2.2 million during the six months ended June 30, 2015 compared to the same period of 2014. Excluding the $8.9 million impact from movements in foreign exchange rates, Americas revenue increased $11.1 million during the six months ended June 30, 2015 compared to the same period of 2014 primarily driven by higher revenues from digital billboards and our Spectacolor business. International revenue decreased $80.8 million during the six months ended June 30, 2015 compared to the same period of 2014. Excluding the $114.0 million impact from movements in foreign exchange rates, International revenue increased $33.2 million during the six months ended June 30, 2015 compared to the same period of 2014 primarily driven by new contracts and growth in Europe, Australia and China.

Consolidated Direct Operating Expenses

Consolidated direct operating expenses decreased $40.8 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding a $42.8 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $2.0 million during the three months ended June 30, 2015 compared to the same period of 2014. Americas direct operating expenses decreased $4.2 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding the $3.0 million impact from movements in foreign exchange rates, Americas direct operating expenses decreased $1.2 million during the three months ended June 30, 2015 compared to the same period of 2014 primarily due to lower production costs.  International direct operating expenses decreased $36.6 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding the $39.7 million impact from movements in foreign exchange rates, International direct operating expenses increased $3.1 million during the three months ended June 30, 2015 compared to the same period of 2014 primarily as a result of higher variable costs associated with higher revenue.

Consolidated direct operating expenses decreased $59.3 million during the six months ended June 30, 2015 compared to the same period of 2014. Excluding an $78.8 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $19.5 million during the six months ended June 30, 2015 compared to the same period of 2014. Americas direct operating expenses decreased $1.3 million during the six months ended June 30, 2015 compared to the same period of 2014. Excluding the $5.2 million impact from movements in foreign exchange rates, Americas direct operating expenses increased $3.9 million during the six months ended June 30, 2015 compared to the same period of 2014 primarily due to higher variable site lease expenses related to the increase in revenues. International direct operating expenses decreased $58.1 million during the six months ended June 30, 2015 compared to the same period of 2014. Excluding the $73.6 million impact from movements in foreign exchange rates, International direct operating expenses increased $15.5 million during the six months ended June 30, 2015 compared to the same period of 2014 primarily as a result of higher variable costs associated with higher revenue.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

Consolidated SG&A expenses decreased $7.7 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding a $14.7 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $7.0 million during the three months ended June 30, 2015 compared to the same period of 2014. Americas SG&A expenses decreased $1.1 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding the $1.4 million impact from movements in foreign exchange rates, Americas SG&A expenses increased $0.3 million during the three months ended June 30, 2015 compared to the same period of 2014. International SG&A expenses decreased $6.6 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding the $13.3 million impact from movements in foreign exchange rates, International SG&A expenses increased $6.7 million during the three months ended June 30, 2015 compared to the same period of 2014 primarily due to higher compensation expense as well as higher litigation expenses.

Consolidated SG&A expenses decreased $13.6 million during the six months ended June 30, 2015 compared to the same period of 2014. Excluding a $27.2 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $13.6 million during the six months ended June 30, 2015 compared to the same period of 2014. Americas SG&A expenses decreased $1.8 million during the six months ended June 30, 2015 compared to the same period of 2014. Excluding the $2.3 million impact from movements in foreign exchange rates, Americas SG&A expenses increased $0.5 million during the six months ended June 30, 2015 compared to the same period of 2014. International SG&A expenses decreased $11.7 million during the six months ended June 30, 2015 compared to the same period of 2014. Excluding the $24.9 million impact from movements in foreign exchange rates, International SG&A expenses increased $13.2 million during the six months ended June 30, 2015 compared to the same period of 2014 primarily due to higher compensation expense, including commissions in connection with higher revenues.

Corporate Expenses

Corporate expenses decreased $3.2 million during the three months ended June 30, 2015 compared to the same period of 2014 primarily due to lower severence costs.

Corporate expenses decreased $5.1 million during the six months ended June 30, 2015 compared to the same period of 2014 primarily due to lower severance and strategic revenue and efficiency costs.

Revenue and Efficiency Initiatives

Included in the amounts for direct operating expenses, SG&A and corporate expenses discussed above are expenses incurred in connection with our strategic revenue and efficiency initiatives.  These costs consist primarily of severance related to workforce initiatives, consolidation of locations and positions, consulting expenses and other costs incurred in connection with improving our businesses. These costs are expected to provide benefits in future periods as the initiative results are realized.

Strategic revenue and efficiency costs were $4.4 million during the three months ended June 30, 2015. Of these costs, $0.5 million was incurred by our Americas outdoor segment, $1.2 million was incurred by our International outdoor segment, and $2.6 million was incurred by Corporate. Of these expenses, $0.9 million are reported within direct operating expenses, $0.8 million are reported within SG&A and $2.6 million are reported within corporate expense.  In the second quarter of 2014, strategic revenue and efficiency costs totaled $0.9 million, $2.0 million and $6.0 million, respectively.

Strategic revenue and efficiency costs were $8.0 million during the six months ended June 30, 2015. Of these costs, $1.0 million was incurred by our Americas outdoor segment, $1.9 million was incurred by our International outdoor segment, and $5.1 million was incurred by Corporate. Additionally, $1.3 million are reported within direct operating expenses, $1.6 million are reported within SG&A and $5.1 million are reported within corporate expense.  In the first six months of 2014, strategic revenue and efficiency costs totaled $2.1 million, $3.2 million and $7.7 million, respectively.

Depreciation and Amortization

Depreciation and amortization decreased $5.3 million and $10.0 million during the three and six months ended June 30, 2015, respectively, compared to the same periods of 2014 primarily due to the impact from movements in foreign exchange rates.

Other Operating Income (Expense), Net

Other operating income (expense), net was $0.7 million for the second quarter of 2015. Other operating income (expense), net of $4.8 million for first six months of 2015 primarily related to acquisition/disposition transaction costs.

Other operating income (expense), net of $0.2 million and $2.9 million for the second quarter and first six months of 2014 primarily related to the proceeds from the disposal of operating and fixed assets.

Equity in Earnings (Loss) of Nonconsolidated Affiliates

Equity in earnings (loss) of nonconsolidated affiliates of $0.4 million and $0.2 million for the three and six months ended June 30, 2015 included the earnings from our equity investments in our Americas and International segments.

Income Tax Benefit (Expense)

Our operations are included in a consolidated income tax return filed by iHeartMedia.  However, for our financial statements, our provision for income taxes was computed as if we file separate consolidated federal income tax returns with our subsidiaries.

The effective tax rate for the three and six months ended June 30, 2015 were 74.5% and (15.0)%, respectively, primarily impacted by the valuation allowance recorded against current period net operating losses in U.S. federal, state and certain foreign jurisdictions due to the uncertainty of the ability to utilize those assets in future periods.

The effective tax rate for the three and six months ended June 30, 2014 were (70.3)% and 17.8%, respectively.  The effective rates were primarily impacted by our inability to record tax benefits on tax losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future years. In addition, the effective tax rates were impacted by the timing and mix of earnings in the various jurisdictions in which we operate.

Americas Outdoor Advertising Results of Operations
Our Americas outdoor operating results were as follows:

(In thousands)	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2015	2014	Change	2015	2014	Change
Revenue	$341,286	$344,346	(1%)	$637,149	$634,956	0%
Direct operating expenses	149,712	153,875	(3%)	295,946	297,239	(0%)
SG&A expenses	57,346	58,448	(2%)	112,983	114,817	(2%)
Depreciation and amortization	51,113	49,848	3%	101,453	99,559	2%
Operating income	$83,115	$82,175	1%	$126,767	$123,341	3%

Three Months

Americas revenue decreased $3.1 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding the $5.2 million impact from movements in foreign exchange rates, Americas revenue increased $2.1 million during the three months ended June 30, 2015 compared to the same period of 2014 driven primarily by an increase in revenues from our digital billboards as a result of increased capacity and occupancy, as well as higher revenues from our Spectacolor business.  These increases were partially offset by lower advertising revenues from our static bulletins and posters.

Americas direct operating expenses decreased $4.2 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding the $3.0 million impact from movements in foreign exchange rates, Americas direct operating expenses decreased $1.2 million during the three months ended June 30, 2015 compared to the same period of 2014 primarily due to lower production costs.  Americas SG&A expenses decreased $1.1 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding the $1.4 million impact from movements in foreign exchange rates, Americas SG&A expenses increased $0.3 million during the three months ended June 30, 2015 compared to the same period of 2014.

Six Months

Americas revenue increased $2.2 million during the six months ended June 30, 2015 compared to the same period of 2014. Excluding the $8.9 million impact from movements in foreign exchange rates, Americas revenue increased $11.1 million during the six months ended June 30, 2015 compared to the same period of 2014 driven primarily by an increase in revenues from our digital billboards as a result of increased capacity and occupancy, as well as higher revenues from our Spectacolor business, partially offset by lower advertising revenues from our static bulletins and posters.

Americas direct operating expenses decreased $1.3 million during the six months ended June 30, 2015 compared to the same period of 2014. Excluding the $5.2 million impact from movements in foreign exchange rates, Americas direct operating expenses increased $3.9 million during the six months ended June 30, 2015 compared to the same period of 2014 primarily due to higher variable site lease expenses related to the increase in revenues. Americas SG&A expenses decreased $1.8 million during the six months ended June 30, 2015 compared to the same period of 2014. Excluding the $2.3 million impact from movements in foreign exchange rates, Americas SG&A expenses increased $0.5 million during the six months ended June 30, 2015 compared to the same period of 2014.

International Outdoor Advertising Results of Operations
Our International operating results were as follows:

(In thousands)	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2015	2014	Change	2015	2014	Change
Revenue	$381,533	$436,859	(13%)	$700,713	$781,500	(10%)
Direct operating expenses	222,630	259,269	(14%)	439,367	497,418	(12%)
SG&A expenses	75,176	81,823	(8%)	146,669	158,404	(7%)
Depreciation and amortization	40,956	47,889	(14%)	83,397	96,220	(13%)
Operating income	$42,771	$47,878	(11%)	$31,280	$29,458	6%

Three Months

International revenue decreased $55.3 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding the $64.0 million impact from movements in foreign exchange rates, International revenue increased $8.7 million during the three months ended June 30, 2015 compared to the same period of 2014 primarily driven by new contracts and higher occupancy in certain European countries, including Italy, France, Sweden and Norway, as well as growth in Australia.

International direct operating expenses decreased $36.6 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding the $39.7 million impact from movements in foreign exchange rates, International direct operating expenses increased $3.1 million during the three months ended June 30, 2015 compared to the same period of 2014 primarily as a result of higher variable costs associated with higher revenue. International SG&A expenses decreased $6.6 million during the three months ended June 30, 2015 compared to the same period of 2014. Excluding the $13.3 million impact from movements in foreign exchange rates, International SG&A expenses increased $6.7 million during the three months ended June 30, 2015 compared to the same period of 2014 primarily due to higher compensation expense as well as higher litigation expenses.

Six Months

International revenue decreased $80.8 million during the six months ended June 30, 2015 compared to the same period of 2014. Excluding the $114.0 million impact from movements in foreign exchange rates, International revenue increased $33.2 million during the six months ended June 30, 2015 compared to the same period of 2014 primarily driven by new contracts and higher occupancy in certain European countries, including Italy, Sweden and Norway, as well as growth in Australia and China.

International direct operating expenses decreased $58.1 million during the six months ended June 30, 2015 compared to the same period of 2014. Excluding the $73.6 million impact from movements in foreign exchange rates, International direct operating expenses increased $15.5 million during the six months ended June 30, 2015 compared to the same period of 2014 primarily as a result of higher variable costs associated with higher revenue, partially offset by lower production expenses in certain countries. International SG&A expenses decreased $11.7 million during the six months ended June 30, 2015 compared to the same period of 2014. Excluding the $24.9 million impact from movements in foreign exchange rates, International SG&A expenses increased $13.2 million during the six months ended June 30, 2015 compared to the same period of 2014 primarily due to higher compensation expense, including commissions in connection with higher revenues.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Americas Outdoor Advertising	83,115	82,175	$126,767	123,341
International Outdoor Advertising	42,771	47,878	31,280	29,458
Impairment charges	-	-	-	-
Corporate and other (1)	(31,490)	(34,322)	(61,556)	(65,718)
Other operating income, net	659	247	(4,785)	2,901
Consolidated operating income	$95,055	$95,978	$91,706	$89,982

(1)	Corporate and other includes expenses related to Americas and International and as well as overall executive, administrative and support functions.

Share-Based Compensation Expense

As of June 30, 2015, there was $20.4 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of June 30, 2015, there was $1.4 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

Share-based compensation expenses are recorded in corporate expenses and were $1.8 million and $2.2 million for the three months ended June 30, 2015 and 2014, respectively, and $3.7 million and $4.2 million for the six months ended June 30, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the six months ended June 30, 2015 and 2014:

(In thousands)	Six Months Ended June 30,
	2015	2014
Cash provided by (used for):
Operating activities	$54,459	$80,526
Investing activities	$(89,793)	$(87,559)
Financing activities	$(17,064)	$(80,901)

Operating Activities

Cash provided by operating activities was $54.5 million during the six months ended June 30, 2015  compared to $80.5 million of cash provided during the six months ended June 30, 2014.  Our consolidated net loss for the the six months ended June 30, 2015 and 2014 included non-cash items of $168.6 million and $165.3 million, respectively. Non-cash items affecting our net loss include depreciation and amortization, deferred taxes, provision for doubtful accounts, share-based compensation, (gain) loss on sale of operating and fixed assets, amortization of deferred financing charges and note discounts, net and other reconciling items, net as presented on the face of the consolidated statement of cash flows.

Investing Activities

Cash used for investing activities of $89.8 million during the six months ended June 30, 2015 reflected our capital expenditures of $90.0 million.  We spent $32.4 million in our Americas segment primarily related to the construction of new advertising structures such as digital displays and $56.9 million in our International segment primarily related to new advertising structures such as billboards and street furniture and renewals of existing contracts.  Other cash provided by investing activities were $2.1 million of proceeds from sales of other operating and fixed assets.

Cash used for investing activities of $87.6 million during the six months ended June 30, 2014 reflected capital expenditures of $93.0 million.  We spent $38.1 million in our Americas segment primarily related to the construction of new advertising structures such as digital displays, $52.6 million in our International segment primarily related to billboard and street furniture advertising structures and $2.2 million by Corporate. Partially offsetting cash used for investing activities were proceeds from sales of operating and fixed assets.

Financing Activities

Cash used for financing activities of $17.1 million during the six months ended June 30, 2015 primarily reflected the net payments to noncontrolling interests of $28.1 million partially offset by net transfers of $10.9 million in cash from iHeartCommunications, which represents the activity in the “Due from/to iHeartCommunications” account.

Cash used for financing activities of $80.9 million during the six months ended June 30, 2014 primarily reflected net transfers of $71.0 million in cash to iHeartCommunications, which represents the activity in the “Due from iHeartCommunications” account.  Other cash used for financing activities included payments to noncontrolling interests of $9.7 million.

Anticipated Cash Requirements

Our primary source of liquidity is cash on hand, cash flow from operations, the senior revolving credit facility and the promissory note issued by iHeartCommunications to the Company (the “Due from iHeartCommunications Note”).  Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations, any available borrowing capacity under the senior revolving credit facility and borrowing capacity under or repayment of amounts outstanding under the Due from iHeartCommunications Note will enable us to meet our working capital, capital expenditure, debt service and other funding requirements, including the debt service on the CCWH Senior Notes and the CCWH Subordinated Notes and dividends, for at least the next 12 months.  In addition, we were in compliance with the covenants contained in our material financing agreements as of June 30, 2015.  We believe our long-term plans, which include promoting outdoor media spending and capitalizing on our diverse geographic and product opportunities, including the continued deployment of digital displays, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements long-term.  However, our anticipated results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants.  In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. As of June 30, 2015, we had $129.9 million of cash on our balance sheet, a portion of which is held by non-wholly owned non-U.S. subsidiaries or is otherwise subject to certain restrictions and not readily accessible to us.  We disclose in Item 8 of our Form 10-K within Note 1, Summary of Significant Accounting Policies, that our policy is to permanently reinvest the earnings of our non-U.S. subsidiaries as these earnings are generally redeployed in those jurisdictions for operating needs and continued functioning of their businesses.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant current and historic deficits in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.

In its Quarterly Report on Form 10-Q filed with the SEC on July 30, 2015, iHeartCommunications stated that it was in compliance with the covenants contained in its material financing agreements as of June 30, 2015.  iHeartCommunications similarly stated in such Quarterly Report that its anticipated results are also subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants.  Moreover, iHeartCommunications stated in such Quarterly Report that its ability to comply with the covenants in its material financing agreements may be affected by events beyond its control, including prevailing economic, financial and industry conditions.  As discussed therein, the breach of any covenants set forth in iHeartCommunications’ financing agreements would result in a default thereunder and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, as discussed therein, the lenders under the receivables based credit facility under iHeartCommunications’ senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. In addition, iHeartCommunications stated in such Quarterly Report that if iHeartCommunications is unable to repay its obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility.  Finally, iHeartCommunications stated in such Quarterly Report that a default or acceleration under any of its material financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.  If iHeartCommunications were to become insolvent, we would be an unsecured creditor of iHeartCommunications.  In such event, we would be treated  the same as other unsecured creditors of iHeartCommunications and, if we were not entitled to the cash previously transferred to iHeartCommunications or could not obtain such cash on a timely basis, we could experience a liquidity shortfall.

For so long as iHeartCommunications maintains significant control over us, a deterioration in the financial condition of iHeartCommunications could have the effect of increasing our borrowing costs or impairing our access to capital markets.  As of June 30, 2015, iHeartCommunications had $387.4 million recorded as “Cash and cash equivalents” on its consolidated balance sheets, of which $129.9 million was held by us and our subsidiaries.

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

Sources of Capital
As of June 30, 2015 and December 31, 2014, we had the following debt outstanding, cash and cash equivalents and amounts due from iHeartCommunications:

(In millions)	June 30, 2015	December 31, 2014
Clear Channel Worldwide Holdings Senior Notes due 2022	$2,725.0	$2,725.0
Clear Channel Worldwide Holdings Senior Subordinated Notes due 2020	2,200.0	2,200.0
Senior Revolving Credit Facility due 2018	-	-
Other debt	11.5	15.1
Original issue discount	(5.9)	(6.2)
Total debt	4,930.6	4,933.9
Less: Cash and cash equivalents	129.9	186.2
Less: Due from iHeartCommunications	936.9	947.8
	$3,863.8	$3,799.9

We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities.  Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Promissory Notes with iHeartCommunications

We maintain accounts that represent net amounts due to or from iHeartCommunications, which are recorded as “Due from/to iHeartCommunications” on our consolidated balance sheets.  The accounts represent our revolving promissory note issued by us to iHeartCommunications and the Due from iHeartCommunications Note, in each case in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances.  The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand or when they mature on December 15, 2017.  Included in the accounts are the net activities resulting from day-to-day cash management services provided by iHeartCommunications.  Such day-to-day cash management services relate only to our cash activities and balances in the U.S. and exclude any cash activities and balances of our non-U.S. subsidiaries.  As of June 30, 2015 and December 31, 2014, the asset recorded in “Due from iHeartCommunications” on our consolidated balance sheet was $936.9 million and $947.8 million, respectively.  As of June 30, 2015, we had no borrowings under the cash management note to iHeartCommunications.

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

The net interest income for the three months ended June 30, 2015 and 2014 was $15.0 million and $15.2 million, respectively. The net interest income for the six months ended June 30, 2015 and 2014 was $30.3 million and $29.9 million, respectively. As of June 30, 2015 and December 31, 2014, the fixed interest rate on the “Due from iHeartCommunications” account was 6.5%, which is equal to the fixed interest rate on the CCWH senior notes. If the outstanding balance on the Due from

iHeartCommunications Note exceeds $1.0 billion and under certain other circumstances tied to iHeartCommunications’ liquidity, the rate will be variable but will in no event be less than 6.5% nor greater than 20%.

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

Clear Channel Worldwide Holdings Senior Notes

As of June 30, 2015, CCWH senior notes represented $2.7 billion aggregate principal amount of indebtedness outstanding, which consisted of $735.75 million aggregate principal amount of 6.5% Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and $1,989.25 million aggregate principal amount of 6.5% Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes” and, together with the Series A CCWH Senior Notes, the “CCWH Senior Notes”). The CCWH Senior Notes are guaranteed by us, Clear Channel Outdoor, Inc. (“CCOI”) and certain of our direct and indirect subsidiaries.

The Series A CCWH Senior Notes indenture and Series B CCWH Senior Notes indenture restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test. Under this test, in order to incur additional indebtedness, our debt to adjusted EBITDA ratios (as defined by the indentures) must be no greater than 7.0:1 and 5.0:1 for total debt and senior debt, respectively, and in order to incur additional indebtedness that is subordinated to the CCWH Senior Notes, our debt to adjusted EBITDA ratios (as defined by the indentures) must be no greater than 7.0:1. The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B CCWH Senior Notes indenture also permits us to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if our debt to adjusted EBITDA ratios (as defined by the indenture) are less than 7.0:1 and 5.0:1 for total debt and senior debt, respectively. The Series B CCWH Senior Notes indenture also contains certain other exceptions that allow us to pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by us of amounts outstanding under the Due from iHeartCommunications Note. The Series A CCWH Senior Notes indenture does not limit our ability to pay dividends.

Our consolidated leverage ratio, defined as total debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 6.6:1 as of June 30, 2015, and senior leverage ratio, defined as senior debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 3.6:1 as of June 30, 2015. As required by the definition of EBITDA in the CCWH Senior Notes indentures, our EBITDA for the preceding four quarters of $751.0 million is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense), net, plus share-based compensation and is further adjusted for the following: (i) costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses; (iii) non-cash charges; and (iv) various other items.

            The following table reflects a reconciliation of EBITDA (as defined by the CCWH Senior Notes indentures) to operating income and net cash provided by operating activities for the four quarters ended June 30, 2015:

Four Quarters Ended
(In Millions)	June 30, 2015
EBITDA (as defined by the CCWH Senior Notes indentures)	$751.0
Less adjustments to EBITDA (as defined by the CCWH Senior Notes indentures):
Costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities	(25.6)
Extraordinary, non-recurring or unusual gains or losses or expenses (as referenced in the definition of EBITDA in the CCWH Senior Notes indentures)	(11.9)
Non-cash charges	(14.1)
Other items	(8.1)
Less: Depreciation and amortization, Impairment charges, Other operating income, net and Share-based compensation expense	(407.1)
Operating income	284.2
Plus: Depreciation and amortization, Impairment charges, Gain (loss) on disposal of operating and fixed assets and Share-based compensation expense	399.5
Less: Interest expense	(353.8)
Plus: Interest income on Due from iHeartCommunications	60.6
Less: Current income tax expense	(1.7)
Plus: Other income, net	36.5
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	(18.6)
Change in assets and liabilities, net of assets acquired and liabilities assumed	(84.3)
Net cash provided by operating activities	$322.4

Clear Channel Worldwide Holdings Senior Subordinated Notes

As of June 30, 2015, CCWH Subordinated Notes represented $2.2 billion aggregate principal amount of indebtedness outstanding, which consist of $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes”).

The Series A CCWH Subordinated Notes indenture and Series B CCWH Subordinated Notes indenture restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test. In order to incur additional indebtedness under this test, our debt to adjusted EBITDA ratio (as defined by the indentures) must be no greater than 7.0:1. The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B CCWH Subordinated Notes indenture also permits us to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if our debt to adjusted EBITDA ratios (as defined by the indenture) are less than 7.0:1. The Series B CCWH Subordinated Notes indenture also contains certain other exceptions that allow us to pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by us of amounts outstanding under the Revolving Promissory Note issued by iHeartCommunications to us.  The Series A CCWH Subordinated Notes indenture does not limit our ability to pay dividends.

Senior Revolving Credit Facility Due 2018

During the third quarter of 2013, we entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital needs, to issue letters of credit and for other general corporate purposes.  As of June 30, 2015, there were no amounts outstanding under the revolving credit facility, and $56.1million of letters of credit under the revolving credit facility which reduce availability under the facility.

Other Debt

Other debt consists primarily of loans with international banks.  As of June 30, 2015, approximately $11.5 million was outstanding as other debt.

iHeartCommunications’ Debt Covenants

iHeartCommunications’ senior secured credit facility contains a significant financial covenant which must be tested quarterly and requires iHeartCommunications to limit the ratio of its consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA (as defined by iHeartCommunications’ senior secured credit facility) for the preceding four quarters.  The maximum ratio permitted under this financial covenant was 8.75:1 for the four quarters ended June 30, 2015.  In its Quarterly Report on Form 10-Q filed with the SEC on July 30, 2015, iHeartCommunications stated that it was in compliance with this covenant as of June 30, 2015.

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

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported net income of $29.1 million and $26.4 million for the three and six months ended June 30, 2015, respectively.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net income for the three months ended June 30, 2015 by $2.9 million and we estimate that our net income for the six months ended June 30, 2015 would have decreased by $2.6 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three and six months ended June 30, 2015 would have increased our net income for the three and six months ended June 30, 2015 by corresponding amounts.

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

•         the impact of the above and similar factors on iHeartCommunications, our primary direct or indirect external source of capital, which could have a significant need for capital in the future; and

•         certain other factors set forth in our other filings with the SEC.

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

ITEM 4.  Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Los Angeles Litigation

In 2008, Summit Media, LLC, one of the Company’s competitors, sued the City of Los Angeles (the “City”), Clear Channel Outdoor, Inc. (“CCOI”)and OUTFRONT Media Inc. (formerly CBS Outdoor Americas Inc.) in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties and pursuant to which CCOI had taken down existing billboards and converted 83 existing signs from static displays to digital displays.  In 2009 the Los Angeles Superior Court ruled that the settlement agreement constituted an ultra vires act of the City, and nullified its existence.  After further proceedings, on April 12, 2013 the Los Angeles Superior Court invalidated 82 digital modernization permits issued to CCOI (77 of which displays were operating at the time of the ruling) and CCOI was required to turn off the electrical power to all affected digital displays on April 15, 2013.  The digital display structures remain intact but digital displays are currently prohibited in the City.  CCOI is seeking permits under the existing City sign code to either wrap the LED faces with vinyl or convert the LED faces to traditional static signs, and has obtained a number of such permits.  CCOI is also pursuing a new ordinance to permit digital signage in the City.

International Outdoor Investigation

On April 21, 2015, inspections were conducted at the premises of the Company in Denmark and Sweden as part of an investigation by Danish competition authorities.  Additionally, on the same day; Clear Channel UK received a communication from the UK competition authorities, also in connection with the investigation by Danish competition authorities. The Company and its affiliates are cooperating with the national competition authorities.

Item 1A.  Risk Factors

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014.  There have not been any material changes in the risk factors disclosed in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the purchases of shares of our Class A common stock made during the quarter ended June 30, 2015 by or on behalf of us or an affiliated purchaser:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 through April 30	2,172,946	$10.20	2,172,946	-
May 1 through May 31	-	-	-	-
June 1 through June 30	-	-	-	-
Total	2,172,946	$10.20	2,172,946	$-

(1)

On August 9, 2010, iHeartCommunications announced that its board of directors approved a stock purchase program under which iHeartCommunications or its subsidiaries may purchase up to an aggregate of $100.0 million of the Company’s Class A common stock and/or the Class A common stock of iHeartMedia, Inc. (“iHeartMedia”). The stock purchase program did not have a fixed expiration date and could be modified, suspended or terminated at any time at iHeartCommunications’ discretion.  As of December 31, 2014, an aggregate $34.2 million was available under this program.  In January 2015, a subsidiary of iHeartCommunications purchased an additional 2,000,000 shares of the Company’s Class A common stock for $20.4 million.  On April 2, 2015, a subsidiary of iHeartCommunications purchased an additional 2,172,946 shares of the Company’s Class A common stock for $22.2 million, increasing iHeartCommunications’ collective holdings to represent slightly more than 90% of the outstanding shares of the Company’s common stock on a fully-diluted basis, assuming the conversion of all of the Company’s Class B common stock into Class A common stock. As a result of this purchase, the stock purchase program concluded. The purchase of shares in excess of the amount available under the stock purchase program was separately approved by the iHeartCommunications’ board of directors.

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

                                                                                                CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

July 30, 2015                                                                        /s/ SCOTT D. HAMILTON

                                                                                                Scott D. Hamilton

                                                                                                Senior Vice President, Chief Accounting Officer and

                                                                                                Assistant Secretary