Form 10-Q
period 2015-09-30
Clear Channel Outdoor Holdings, Inc.
filed 2015-11-05
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2015

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

Large accelerated filer  [  ]       Accelerated filer   [X]    Non-accelerated filer [  ]       Smaller reporting company   [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -	Outstanding at November 3, 2015 - - - - - - - - - - - - - - - - - - - - - - - - - -
Class A Common Stock, $.01 par value Class B Common Stock, $.01 par value	46,392,713 315,000,000

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

	September 30,
(In thousands)	2015	December 31,
	(Unaudited)	2014
CURRENT ASSETS
Cash and cash equivalents	$172,938	$186,204
Accounts receivable, net of allowance of $23,988 in 2015 and $24,308 in 2014	692,278	697,811
Prepaid expenses	148,708	134,041
Other current assets	88,416	61,893
Total Current Assets	1,102,340	1,079,949
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,491,781	1,614,199
Other property, plant and equipment, net	264,712	291,452
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles	1,043,727	1,066,748
Other intangibles, net	370,229	412,064
Goodwill	801,042	817,112
OTHER ASSETS
Due from iHeartCommunications	913,658	947,806
Other assets	145,768	133,081
Total Assets	$6,133,257	$6,362,411
CURRENT LIABILITIES
Accounts payable	$74,596	$75,915
Accrued expenses	481,409	543,818
Deferred income	110,668	94,635
Current portion of long-term debt	2,327	3,461
Total Current Liabilities	669,000	717,829
Long-term debt	4,927,090	4,930,468
Deferred tax liability	599,675	620,255
Other long-term liabilities	235,324	234,800
Commitments and Contingent liabilities (Note 4)
SHAREHOLDERS’ DEFICIT
Noncontrolling interest	182,883	203,334
Preferred stock, $.01 par value, 150,000,000 shares authorized, no shares issued and outstanding	-	-
Class A common stock, $.01 par value, 750,000,000 shares authorized, 46,619,081 and
45,231,282 shares issued in 2015 and 2014, respectively	466	452
Class B common stock, $.01 par value, 600,000,000 shares authorized, 315,000,000 shares
issued and outstanding	3,150	3,150
Additional paid-in capital	4,176,984	4,167,233
Accumulated deficit	(4,227,254)	(4,172,565)
Accumulated other comprehensive loss	(431,986)	(341,353)
Cost of shares (230,343 shares in 2015 and 140,702 shares in 2014) held in treasury	(2,075)	(1,192)
Total Shareholders’ Deficit	(297,832)	(140,941)
Total Liabilities and Shareholders’ Deficit	$6,133,257	$6,362,411

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(UNAUDITED)

(In thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$696,277	$742,794	$2,034,139	$2,159,250
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	372,716	400,834	1,108,029	1,195,491
Selling, general and administrative expenses (excludes depreciation and amortization)	132,559	139,613	392,211	412,834
Corporate expenses (excludes depreciation and amortization)	28,347	33,548	87,254	97,578
Depreciation and amortization	93,040	100,416	280,539	297,883
Impairment charges	21,631	-	21,631	-
Other operating income, net	5,029	4,623	244	7,524
Operating income	53,013	73,006	144,719	162,988
Interest expense	88,088	87,695	266,060	265,168
Interest income on Due from iHeartCommunications	15,630	15,105	45,932	45,005
Equity in earnings (loss) of nonconsolidated affiliates	(812)	4,185	(641)	3,776
Other income (expense), net	(17,742)	2,191	17,472	16,071
Income (loss) before income taxes	(37,999)	6,792	(58,578)	(37,328)
Income tax benefit (expense)	22,797	(5,372)	19,709	2,503
Consolidated net income (loss)	(15,202)	1,420	(38,869)	(34,825)
Less amount attributable to noncontrolling interest	7,379	8,483	15,820	18,071
Net loss attributable to the Company	$(22,581)	$(7,063)	$(54,689)	$(52,896)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(21,316)	(62,433)	(99,903)	(78,995)
Unrealized holding gain (loss) on marketable securities	(149)	(74)	540	605
Other adjustments to comprehensive loss	-	-	(1,154)	-
Other comprehensive loss	(21,465)	(62,507)	(100,517)	(78,390)
Comprehensive loss	(44,046)	(69,570)	(155,206)	(131,286)
Less amount attributable to noncontrolling interest	(7,123)	(2,511)	(9,884)	(5,962)
Comprehensive loss attributable to the Company	$(36,923)	$(67,059)	$(145,322)	$(125,324)
Net income (loss) attributable to the Company per common share:
Basic	$(0.06)	$(0.02)	$(0.15)	$(0.15)
Weighted average common shares outstanding – Basic	359,689	358,653	359,442	358,502
Diluted	$(0.06)	$(0.02)	$(0.15)	$(0.15)
Weighted average common shares outstanding – Diluted	359,689	358,653	359,442	358,502

Dividends declared per share	$-	$0.49	$-	$0.49

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Consolidated net loss	$(38,869)	$(34,825)
Reconciling items:
Impairment charges	21,631	-
Depreciation and amortization	280,539	297,883
Deferred taxes	(6,924)	(23,813)
Provision for doubtful accounts	8,686	5,394
Share-based compensation	6,045	5,712
Gain on sale of operating and fixed assets	(7,378)	(7,524)
Amortization of deferred financing charges and note discounts, net	6,520	6,491
Other reconciling items, net	(17,423)	(20,334)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(37,314)	(7,208)
Increase in prepaid expenses and other current assets	(25,917)	(6,921)
Decrease in accrued expenses	(70,802)	(19,617)
Increase (decrease) in accounts payable	2,942	(9,201)
Increase in deferred income	20,528	20,131
Changes in other operating assets and liabilities	(16,018)	(17,313)
Net cash provided by operating activities	$126,246	$188,855
Cash flows from investing activities:
Purchases of property, plant and equipment	(138,618)	(135,457)
Proceeds from disposal of assets	8,479	11,825
Purchases of other operating assets	(1,614)	(228)
Proceeds from sale of investment securities	-	15,820
Change in other, net	(2,272)	(2,954)
Net cash used for investing activities	$(134,025)	$(110,994)
Cash flows from financing activities:
Draws on credit facilities	-	820
Payments on credit facilities	(3,304)	(3,032)
Payments on long-term debt	(41)	(35)
Net transfers from iHeartCommunications	34,148	3,151
Payments to purchase noncontrolling interests	(234)	-
Dividends and other payments to noncontrolling interests	(28,088)	(11,549)
Dividends paid	-	(175,022)
Change in other, net	2,912	1,315
Net cash provided by (used for) financing activities	$5,393	$(184,352)
Effect of exchange rate changes on cash	(10,880)	(4,301)
Net decrease in cash and cash equivalents	(13,266)	(110,792)
Cash and cash equivalents at beginning of period	186,204	314,545
Cash and cash equivalents at end of period	$172,938	$203,753
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	261,516	261,546
Cash paid for income taxes	29,408	27,234

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

During the second quarter of 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that direct debt liability.  The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015.  The Company is currently evaluating the impact of the provisions of this new standard on its financial position and results of operations.

During the third quarter of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This update provides a one-year deferral of the effective date for ASU No. 2014-09, Revenue from Contracts with Customers.  ASU No. 2014-09 provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP.  The standard is

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

effective for the first interim period within annual reporting periods beginning after December 15, 2017.  The Company is currently evaluating the impact of the provisions of this new standard on its financial position and results of operations.

During the third quarter of 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This update eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The standard is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the impact of the provisions of this new standard on its financial position and results of operations.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of September 30, 2015 and December 31, 2014, respectively.

(In thousands)	September 30,	December 31,
	2015	2014
Land, buildings and improvements	$195,217	$198,280
Structures	2,974,643	2,999,582
Furniture and other equipment	154,261	152,084
Construction in progress	60,223	75,469
	3,384,344	3,425,415
Less: accumulated depreciation	1,627,851	1,519,764
Property, plant and equipment, net	$1,756,493	$1,905,651

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

Annual Impairment Test to Billboard Permits

Historically, the Company performed its annual impairment test on indefinite-lived intangible assets as of October 1 of each year.  Beginning in the third quarter of 2015, the Company began performing its annual impairment test on July 1 of each year.

The impairment tests for indefinite-lived intangible assets consist of a comparison between the fair value of the indefinite-lived intangible asset at the market level with its carrying amount.  If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized equal to that excess.  After an impairment loss is recognized, the adjusted carrying amount of the indefinite-lived asset is its new accounting basis.  The fair value of the indefinite-lived asset is determined using the direct valuation method as prescribed in ASC 805-20-S99.  Under the direct valuation method, the fair value of the indefinite-lived assets is calculated at the market level as prescribed by ASC 350-30-35. The Company engaged Corporate Valuation Consulting LLC (formerly a Mesirow Financial Consulting Practice), a third-party valuation firm, to assist it in the development of the assumptions and the Company’s determination of the fair value of its indefinite-lived intangible assets.

The application of the direct valuation method attempts to isolate the income that is properly attributable to the indefinite-lived intangible asset alone (that is, apart from tangible and identified intangible assets and goodwill).  It is based upon modeling a hypothetical “greenfield” build-up to a “normalized” enterprise that, by design, lacks inherent goodwill and whose only other assets have essentially been paid for (or added) as part of the build-up process.  The Company forecasts revenue, expenses and cash flows over a ten-year period for each of its markets in its application of the direct valuation method.  The Company also calculates a “normalized” residual year which represents the perpetual cash flows of each market.  The residual year cash flow was capitalized to arrive at the terminal value of the permits in each market.

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

The Company recognized an impairment charge related to its indefinite-lived intangible assets of $21.6 million during the three and nine months ended September 30, 2015 related to billboard permits in one market. The Company did not recognize an impairment charge for the three and nine months ended September 30, 2014.

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

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of September 30, 2015 and December 31, 2014, respectively:

(In thousands)	September 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$663,304	$(465,835)	$716,722	$(476,523)
Permanent easements	171,825	-	171,272	-
Other	3,246	(2,311)	2,912	(2,319)
Total	$838,375	$(468,146)	$890,906	$(478,842)

Total amortization expense related to definite-lived intangible assets for the three months ended September 30, 2015 and 2014 was $11.1 million and $16.7 million, respectively. Total amortization expense related to definite-lived intangible assets for the nine months ended September 30, 2015 and 2014 was $38.3 million and $50.8 million, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2016	$38,652
2017	$29,822
2018	$24,998
2019	$16,369
2020	$13,464

Annual Impairment Test to Goodwill

Historically, the Company performed its annual impairment test on goodwill as of October 1 of each year.  Beginning in the third quarter of 2015, the Company began performing its annual impairment test on July 1 of each year.

Each of the Company’s advertising markets are components.  The U.S. advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test using the guidance in ASC 350-20-55.  The Company also determined that each country within its Americas segment and its International segment constitutes a separate reporting unit.

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

Each of the Company’s reporting units is valued using a discounted cash flow model which requires estimating future cash flows expected to be generated from the reporting unit and discounting such cash flows to their present value using a risk-adjusted discount rate.  Terminal values were also estimated and discounted to their present value.  Assessing the recoverability of goodwill requires the Company to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on its budgets, business plans, economic projections, anticipated future cash flows and marketplace data.  There are inherent uncertainties related to these factors and management’s judgment in applying these factors.

The Company concluded no goodwill impairment charge was required for the three and nine months ended September 30, 2015 and the three and nine months ended September 30, 2014.

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	Americas	International	Consolidated
Balance as of December 31, 2013	$585,227	$264,907	$850,134
Foreign currency	(653)	(32,369)	(33,022)
Balance as of December 31, 2014	$584,574	$232,538	$817,112
Foreign currency	(636)	(15,434)	(16,070)
Balance as of September 30, 2015	$583,938	$217,104	$801,042

NOTE 3 – LONG-TERM DEBT
Long-term debt outstanding as of September 30, 2015 and December 31, 2014 consisted of the following:

(In thousands)	September 30,	December 31,
	2015	2014
Clear Channel Worldwide Holdings Senior Notes:
6.5% Series A Senior Notes Due 2022	$735,750	$735,750
6.5% Series B Senior Notes Due 2022	1,989,250	1,989,250
Clear Channel Worldwide Holdings Senior Subordinated Notes:
7.625% Series A Senior Subordinated Notes Due 2020	275,000	275,000
7.625% Series B Senior Subordinated Notes Due 2020	1,925,000	1,925,000
Senior revolving credit facility due 2018(1)	-	-
Other debt	10,135	15,107
Original issue discount	(5,718)	(6,178)
Total debt	$4,929,417	$4,933,929
Less: current portion	2,327	3,461
Total long-term debt	$4,927,090	$4,930,468

(1)	The Senior revolving credit facility provides for borrowings up to $75.0 million (the revolving credit commitment).

The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $4.9 billion and $5.1 billion at September 30, 2015 and December 31, 2014, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 1.

Surety Bonds, Letters of Credit and Guarantees

As of September 30, 2015, the Company had $57.2 million and $58.7 million in letters of credit and bank guarantees outstanding, respectively. Bank guarantees of $12.4 million were backed by cash collateral. Additionally, as of September 30, 2015,

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

iHeartCommunications had outstanding commercial standby letters of credit and surety bonds of $1.2 million and $58.2 million, respectively, held on behalf of the Company.  These letters of credit, bank guarantees and surety bonds relate to various operational matters, including insurance, bid and performance bonds, as well as other items.

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

Although the Company is involved in a variety of legal proceedings in the ordinary course of business, a large portion of the Company’s litigation arises in the following contexts: commercial disputes; misappropriation of likeness and right of publicity claims; employment and benefits related claims; governmental fines; intellectual property claims; and tax disputes.

Los Angeles Litigation

In 2008, Summit Media, LLC, one of the Company’s competitors, sued the City of Los Angeles (the “City”), Clear Channel Outdoor, Inc. (“CCOI”) and OUTFRONT Media Inc. (formerly CBS Outdoor Americas Inc.) in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties and pursuant to which CCOI had taken down existing billboards and converted 83 existing signs from static displays to digital displays.  In 2009, the Los Angeles Superior Court ruled that the settlement agreement constituted an ultra vires act of the City, and nullified its existence.  After further proceedings, on April 12, 2013, the Los Angeles Superior Court invalidated 82 digital modernization permits issued to CCOI (77 of which displays were operating at the time of the ruling) and CCOI was required to turn off the electrical power to all affected digital displays on April 15, 2013.  The digital display structures remain intact but digital displays are currently prohibited in the City.  CCOI is seeking permits under the existing City sign code to either wrap the LED faces with vinyl or convert the LED faces to traditional static signs, and has obtained a number of such permits.  CCOI is also pursuing a new ordinance to permit digital signage in the City.

International Outdoor Investigation

On April 21, 2015, inspections were conducted at the premises of the Company in Denmark and Sweden as part of an investigation by Danish competition authorities.  Additionally, on the same day, Clear Channel UK received a communication from the UK competition authorities, also in connection with the investigation by Danish competition authorities. The Company and its affiliates are cooperating with the national competition authorities.

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

As of September 30, 2015 and December 31, 2014, the asset recorded in “Due from iHeartCommunications” on the consolidated balance sheet was $913.7 million and $947.8 million, respectively.  As of September 30, 2015, the fixed interest rate on the “Due from

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

iHeartCommunications” account was 6.5%, which is equal to the fixed interest rate on the CCWH Senior Notes.  The net interest income for the three months ended September 30, 2015 and 2014 was $15.6 million and $15.1 million, respectively.  The net interest income for the nine months ended September 30, 2015 and 2014 was $45.9 million and $45.0 million, respectively.

The Company provides advertising space on its billboards for radio stations owned by iHeartCommunications.  For the three months ended September 30, 2015 and 2014, the Company recorded $0.3 million and $0.7 million, respectively, in revenue for these advertisements.  For the nine months ended September 30, 2015 and 2014, the Company recorded $2.5 million and $2.8 million, respectively, in revenue for these advertisements.

Under the Corporate Services Agreement between iHeartCommunications and the Company, iHeartCommunications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) certain executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services.  These services are charged to the Company based on actual direct costs incurred or allocated by iHeartCommunications based on headcount, revenue or other factors on a pro rata basis. For the three months ended September 30, 2015 and 2014, the Company recorded $7.9 million and $7.4 million, respectively, as a component of corporate expenses for these services.  For the nine months ended September 30, 2015 and 2014, the Company recorded $23.8 million and $23.6 million, respectively, as a component of corporate expenses for these services.

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

Pursuant to the Employee Matters Agreement, the Company’s employees participate in iHeartCommunications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan.  For each of the three month periods ended September 30, 2015 and 2014, the Company recorded $2.7 million and $2.6 million, respectively, as a component of selling, general and administrative expenses for these services.  For each of the nine month periods ended September 30, 2015 and 2014, the Company recorded $8.0 million as a component of selling, general and administrative expenses for these services.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – INCOME TAXES
Income Tax Benefit (Expense)

The Company’s income tax benefit (expense) for the three and nine months ended September 30, 2015 and 2014, respectively, consisted of the following components:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Current tax benefit (expense)	$9,562	$(1,462)	$12,785	$(21,310)
Deferred tax benefit (expense)	13,235	(3,910)	6,924	23,813
Income tax benefit (expense)	$22,797	$(5,372)	$19,709	$2,503

The effective tax rates for the three and nine months ended September 30, 2015 were 60.0% and 33.6%, respectively. The effective rates were primarily impacted by the Company’s uncertainty of an ability to recognize the future benefit of certain deferred tax assets that consists of current period net operating losses in U.S. federal, state and certain foreign jurisdictions.  The Company has recorded a valuation allowance against these deferred tax assets as the reversing deferred tax liabilities and other sources of taxable income that may be available to realize the deferred tax assets was exceeded by the additional net operating losses in the current period.

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

NOTE 7 – SHAREHOLDERS’ EQUITY (DEFICIT)

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The following table shows the changes in shareholders’ equity attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total, ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances as of January 1, 2015	$(344,275)	$203,334	$(140,941)
Net income (loss)	(54,689)	15,820	(38,869)
Dividends and other payments to noncontrolling interests	-	(28,088)	(28,088)
Share-based compensation	6,045	-	6,045
Foreign currency translation adjustments	(90,019)	(9,884)	(99,903)
Unrealized holding gain on marketable securities	540	-	540
Other adjustments to comprehensive loss	(1,154)	-	(1,154)
Other, net	2,837	1,701	4,538
Balances as of September 30, 2015	$(480,715)	$182,883	$(297,832)

Balances as of January 1, 2014	$(41,938)	$202,046	$160,108
Net income (loss)	(52,896)	18,071	(34,825)
Dividends paid	(175,022)	-	(175,022)
Dividends and other payments to noncontrolling interests	-	(11,549)	(11,549)
Share-based compensation	5,712	-	5,712
Foreign currency translation adjustments	(73,033)	(5,962)	(78,995)
Unrealized holding gain on marketable securities	605	-	605
Other, net	1,398	-	1,398
Balances as of September 30, 2014	$(335,174)	$202,606	$(132,568)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 — OTHER INFORMATION

Other Comprehensive Income (Loss)

For the three months ended September 30, 2015 and 2014 the total increase (decrease) in deferred income tax liabilities of other comprehensive income (loss) related to pensions were $0.0 million and $0.0 million, respectively.  For the nine months ended September 30, 2015 and 2014 the total increase (decrease) in deferred income tax liabilities of other comprehensive income (loss) related to pensions were $(0.6) million and $0.0 million, respectively.

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

During the first quarter of 2015, the Company revised its segment reporting, as discussed in Note 1.  The following table presents the Company’s reportable segment results for the three months ended September 30, 2015 and 2014:

(In thousands)	Americas Outdoor Advertising	International Outdoor Advertising	Corporate and other reconciling items	Consolidated
Three months ended September 30, 2015
Revenue	$347,336	$348,941	$-	$696,277
Direct operating expenses	149,072	223,644	-	372,716
Selling, general and administrative expenses	59,539	73,020	-	132,559
Corporate expenses	-	-	28,347	28,347
Depreciation and amortization	50,121	41,564	1,355	93,040
Impairment charges	-	-	21,631	21,631
Other operating income, net	-	-	5,029	5,029
Operating income (loss)	$88,604	$10,713	$(46,304)	$53,013

Capital expenditures	$18,557	$28,665	$1,363	$48,585
Share-based compensation expense	$-	$-	$2,316	$2,316

Three months ended September 30, 2014
Revenue	$350,464	$392,330	$-	$742,794
Direct operating expenses	151,550	249,284	-	400,834
Selling, general and administrative expenses	60,994	78,619	-	139,613
Corporate expenses	-	-	33,548	33,548
Depreciation and amortization	51,303	47,775	1,338	100,416
Other operating income, net	-	-	4,623	4,623
Operating income (loss)	$86,617	$16,652	$(30,263)	$73,006

Capital expenditures	$22,392	$19,448	$650	$42,490
Share-based compensation expense	$-	$-	$1,462	$1,462

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the Company’s reportable segment results for the nine months ended September 30, 2015 and 2014:

(In thousands)	Americas Outdoor Advertising	International Outdoor Advertising	Corporate and other reconciling items	Consolidated
Nine Months Ended September 30, 2015
Revenue	$984,485	$1,049,654	$-	$2,034,139
Direct operating expenses	445,018	663,011	-	1,108,029
Selling, general and administrative expenses	172,522	219,689	-	392,211
Corporate expenses	-	-	87,254	87,254
Depreciation and amortization	151,574	124,961	4,004	280,539
Impairment charges	-	-	21,631	21,631
Other operating loss, net	-	-	244	244
Operating income (loss)	$215,371	$41,993	$(112,645)	$144,719

Capital expenditures	$50,916	$85,522	$2,180	$138,618
Share-based compensation expense	$-	$-	$6,045	$6,045

Nine Months Ended September 30, 2014
Revenue	$985,420	$1,173,830	$-	$2,159,250
Direct operating expenses	448,789	746,702	-	1,195,491
Selling, general and administrative expenses	175,811	237,023	-	412,834
Corporate expenses	-	-	97,578	97,578
Depreciation and amortization	150,862	143,995	3,026	297,883
Other operating income, net	-	-	7,524	7,524
Operating income (loss)	$209,958	$46,110	$(93,080)	$162,988

Capital expenditures	$60,519	$72,086	$2,852	$135,457
Share-based compensation expense	$-	$-	$5,712	$5,712

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

(In thousands)	September 30, 2015
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$905	$-	$17,545	$154,488	$-	$172,938
Accounts receivable, net of allowance	-	-	213,969	478,309	-	692,278
Intercompany receivables	-	260,215	1,686,434	11,909	(1,958,558)	-
Prepaid expenses	3,041	-	66,074	79,593	-	148,708
Other current assets	(773)	38	60,819	28,332	-	88,416
Total Current Assets	3,173	260,253	2,044,841	752,631	(1,958,558)	1,102,340
Structures, net	-	-	977,767	514,014	-	1,491,781
Other property, plant and equipment, net	-	-	156,557	108,155	-	264,712
Indefinite-lived intangibles	-	-	1,034,108	9,619	-	1,043,727
Other intangibles, net	-	-	309,786	60,443	-	370,229
Goodwill	-	-	571,932	229,110	-	801,042
Due from iHeartCommunications	913,658	-	-	-	-	913,658
Intercompany notes receivable	182,026	4,923,244	-	8,689	(5,113,959)	-
Other assets	140,749	744,388	1,225,017	45,840	(2,010,226)	145,768
Total Assets	$1,239,606	$5,927,885	$6,320,008	$1,728,501	$(9,082,743)	$6,133,257

Accounts payable	$-	$-	$6,521	$68,075	$-	$74,596
Intercompany payable	1,686,434	-	272,124	-	(1,958,558)	-
Accrued expenses	-	3,199	90,883	387,327	-	481,409
Deferred income	-	-	49,991	60,677	-	110,668
Current portion of long-term debt	-	-	63	2,264	-	2,327
Total Current Liabilities	1,686,434	3,199	419,582	518,343	(1,958,558)	669,000
Long-term debt	-	4,919,281	1,031	6,778	-	4,927,090
Intercompany notes payable	-	-	5,033,596	80,363	(5,113,959)	-
Deferred tax liability	772	1,367	592,682	4,854	-	599,675
Other long-term liabilities	-	-	132,383	102,941	-	235,324
Total shareholders' equity (deficit)	(447,600)	1,004,038	140,734	1,015,222	(2,010,226)	(297,832)
Total Liabilities and Shareholders' Equity	$1,239,606	$5,927,885	$6,320,008	$1,728,501	$(9,082,743)	$6,133,257

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)	December 31, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$905	$-	$-	$205,259	$(19,960)	$186,204
Accounts receivable, net of allowance	-	-	202,771	495,040	-	697,811
Intercompany receivables	-	259,510	1,731,448	8,056	(1,999,014)	-
Prepaid expenses	1,299	-	64,922	67,820	-	134,041
Other current assets	-	6,850	21,485	33,558	-	61,893
Total Current Assets	2,204	266,360	2,020,626	809,733	(2,018,974)	1,079,949
Structures, net	-	-	1,049,684	564,515	-	1,614,199
Other property, plant and equipment, net	-	-	172,809	118,643	-	291,452
Indefinite-lived intangibles	-	-	1,055,728	11,020	-	1,066,748
Other intangibles, net	-	-	322,550	89,514	-	412,064
Goodwill	-	-	571,932	245,180	-	817,112
Due from iHeartCommunications	947,806	-	-	-	-	947,806
Intercompany notes receivable	182,026	4,927,517	-	-	(5,109,543)	-
Other assets	264,839	793,626	1,287,717	50,568	(2,263,669)	133,081
Total Assets	$1,396,875	$5,987,503	$6,481,046	$1,889,173	$(9,392,186)	$6,362,411

Accounts payable	$-	$-	$27,866	$68,009	$(19,960)	$75,915
Intercompany payable	1,731,448	-	267,566	-	(1,999,014)	-
Accrued expenses	467	3,475	103,243	436,633	-	543,818
Deferred income	-	-	44,363	50,272	-	94,635
Current portion of long-term debt	-	-	55	3,406	-	3,461
Total Current Liabilities	1,731,915	3,475	443,093	558,320	(2,018,974)	717,829
Long-term debt	-	4,918,822	1,077	10,569	-	4,930,468
Intercompany notes payable	-	-	5,035,279	74,264	(5,109,543)	-
Deferred tax liability	772	85	607,841	11,557	-	620,255
Other long-term liabilities	-	-	128,855	105,945	-	234,800
Total shareholders' equity (deficit)	(335,812)	1,065,121	264,901	1,128,518	(2,263,669)	(140,941)
Total Liabilities and Shareholders' Equity	$1,396,875	$5,987,503	$6,481,046	$1,889,173	$(9,392,186)	$6,362,411

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)	Three Months Ended September 30, 2015
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$311,096	$385,181	$-	$696,277
Operating expenses:
Direct operating expenses	-	-	127,922	244,794	-	372,716
Selling, general and administrative expenses	-	-	51,238	81,321	-	132,559
Corporate expenses	3,122	-	13,848	11,377	-	28,347
Depreciation and amortization	-	-	48,402	44,638	-	93,040
Impairment charges	-	-	21,631	-	-	21,631
Other operating income (expense), net	(121)	-	996	4,154	-	5,029
Operating income (loss)	(3,243)	-	49,051	7,205	-	53,013
Interest (income) expense, net	2	88,084	232	(230)	-	88,088
Interest income on Due from iHeartCommunications	15,630	-	-	-	-	15,630
Intercompany interest income	4,021	85,147	15,802	-	(104,970)	-
Intercompany interest expense	15,630	-	89,168	172	(104,970)	-
Equity in loss of nonconsolidated affiliates	(23,425)	(16,699)	(19,030)	(1,150)	59,492	(812)
Other income (expense), net	356	-	(734)	(17,364)	-	(17,742)
Loss before income taxes	(22,293)	(19,636)	(44,311)	(11,251)	59,492	(37,999)
Income tax benefit (expense)	(288)	489	20,886	1,710	-	22,797
Consolidated net loss	(22,581)	(19,147)	(23,425)	(9,541)	59,492	(15,202)
Less amount attributable to noncontrolling interest	-	-	-	7,379	-	7,379
Net loss attributable to the Company	$(22,581)	$(19,147)	$(23,425)	$(16,920)	$59,492	$(22,581)
Other comprehensive (loss), net of tax:
Foreign currency translation adjustments	-	-	(9,038)	(12,278)	-	(21,316)
Unrealized holding gain on marketable securities	-	-	-	(149)	-	(149)
Equity in subsidiary comprehensive income	(14,342)	(3,769)	(5,304)	-	23,415	-
Comprehensive loss	(36,923)	(22,916)	(37,767)	(29,347)	82,907	(44,046)
Less amount attributable to noncontrolling interest	-	-	-	(7,123)	-	(7,123)
Comprehensive loss attributable to the Company	$(36,923)	$(22,916)	$(37,767)	$(22,224)	$82,907	$(36,923)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)	Three Months Ended September 30, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$308,200	$434,594	$-	$742,794
Operating expenses:
Direct operating expenses	-	-	126,757	274,077	-	400,834
Selling, general and administrative expenses	-	-	51,194	88,419	-	139,613
Corporate expenses	3,094	-	17,009	13,445	-	33,548
Depreciation and amortization	-	-	49,193	51,223	-	100,416
Other operating income (expense), net	(133)	-	4,410	346	-	4,623
Operating income (loss)	(3,227)	-	68,457	7,776	-	73,006
Interest (income) expense, net	(3)	88,074	147	(523)	-	87,695
Interest income on Due from iHeartCommunications	15,105	-	-	-	-	15,105
Intercompany interest income	3,922	85,215	15,338	-	(104,475)	-
Intercompany interest expense	15,105	-	89,137	233	(104,475)	-
Loss on marketable securities	-	-	-	-	-	-
Equity in earnings (loss) of nonconsolidated affiliates	(9,731)	(6,863)	(10,813)	3,774	27,818	4,185
Other income (expense), net	1,067	-	(1,408)	2,532	-	2,191
Income (loss) before income taxes	(7,966)	(9,722)	(17,710)	14,372	27,818	6,792
Income tax benefit (expense)	903	(2,718)	7,979	(11,536)	-	(5,372)
Consolidated net income (loss)	(7,063)	(12,440)	(9,731)	2,836	27,818	1,420
Less amount attributable to noncontrolling interest	-	-	-	8,483	-	8,483
Net income (loss) attributable to the Company	$(7,063)	$(12,440)	$(9,731)	$(5,647)	$27,818	$(7,063)
Other comprehensive (loss), net of tax:
Foreign currency translation adjustments	-	-	(5,507)	(56,926)	-	(62,433)
Unrealized holding gain on marketable securities	-	-	-	(74)	-	(74)
Other adjustments to comprehensive loss	-	-	-	-	-	-
Equity in subsidiary comprehensive income	(59,996)	(53,541)	(54,489)	-	168,026	-
Comprehensive loss	(67,059)	(65,981)	(69,727)	(62,647)	195,844	(69,570)
Less amount attributable to noncontrolling interest	-	-	-	(2,511)	-	(2,511)
Comprehensive loss attributable to the Company	$(67,059)	$(65,981)	$(69,727)	$(60,136)	$195,844	$(67,059)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2015
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$869,722	$1,164,417	$-	$2,034,139
Operating expenses:
Direct operating expenses	-	-	377,936	730,093	-	1,108,029
Selling, general and administrative expenses	-	-	147,196	245,015	-	392,211
Corporate expenses	9,614	-	43,355	34,285	-	87,254
Depreciation and amortization	-	-	146,090	134,449	-	280,539
Impairment charges	-	-	21,631	-	-	21,631
Other operating income (expense), net	(341)	-	(5,959)	6,544	-	244
Operating income (loss)	(9,955)	-	127,555	27,119	-	144,719
Interest expense	14	264,245	1,207	594	-	266,060
Interest income on Due from iHeartCommunications	45,932	-	-	-	-	45,932
Intercompany interest income	12,046	255,356	46,355	-	(313,757)	-
Intercompany interest expense	45,932	-	267,402	423	(313,757)	-
Equity in earnings (loss) of nonconsolidated affiliates	(33,457)	(970)	(10,136)	(1,938)	45,860	(641)
Other income (expense), net	2,039	3,440	20,515	16,053	(24,575)	17,472
Income (loss) before income taxes	(29,341)	(6,419)	(84,320)	40,217	21,285	(58,578)
Income tax benefit (expense)	(773)	(8,094)	50,863	(22,287)	-	19,709
Consolidated net income (loss)	(30,114)	(14,513)	(33,457)	17,930	21,285	(38,869)
Less amount attributable to noncontrolling interest	-	-	-	15,820	-	15,820
Net income (loss) attributable to the Company	$(30,114)	$(14,513)	$(33,457)	$2,110	$21,285	$(54,689)
Other comprehensive (loss), net of tax:
Foreign currency translation adjustments	-	(3,440)	(16,064)	(80,399)	-	(99,903)
Unrealized holding gain on marketable securities	-	-	-	540	-	540
Other adjustments to comprehensive loss	-	-	-	(1,154)	-	(1,154)
Equity in subsidiary comprehensive income	(90,633)	(43,130)	(74,569)	-	208,332	-
Comprehensive loss	(120,747)	(61,083)	(124,090)	(78,903)	229,617	(155,206)
Less amount attributable to noncontrolling interest	-	-	-	(9,884)	-	(9,884)
Comprehensive loss attributable to the Company	$(120,747)	$(61,083)	$(124,090)	$(69,019)	$229,617	$(145,322)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$851,887	$1,307,363	$-	$2,159,250
Operating expenses:
Direct operating expenses	-	-	369,894	825,597	-	1,195,491
Selling, general and administrative expenses	-	-	147,325	265,509	-	412,834
Corporate expenses	9,148	-	49,738	38,692	-	97,578
Depreciation and amortization	-	-	143,737	154,146	-	297,883
Other operating income (expense), net	(403)	-	7,713	214	-	7,524
Operating income (loss)	(9,551)	-	148,906	23,633	-	162,988
Interest (income) expense, net	(10)	264,204	1,104	(130)	-	265,168
Interest income on Due from iHeartCommunications	45,005	-	-	-	-	45,005
Intercompany interest income	11,665	255,640	45,675	-	(312,980)	-
Intercompany interest expense	45,005	-	267,305	670	(312,980)	-
Loss on marketable securities	-	-	-	-	-	-
Equity in earnings (loss) of nonconsolidated affiliates	(58,519)	(6,884)	(11,293)	2,482	77,990	3,776
Other income (expense), net	3,141	-	2,466	10,464	-	16,071
Income (loss) before income taxes	(53,254)	(15,448)	(82,655)	36,039	77,990	(37,328)
Income tax benefit (expense)	358	(912)	24,136	(21,079)	-	2,503
Consolidated net income (loss)	(52,896)	(16,360)	(58,519)	14,960	77,990	(34,825)
Less amount attributable to noncontrolling interest	-	-	-	18,071	-	18,071
Net loss attributable to the Company	$(52,896)	$(16,360)	$(58,519)	$(3,111)	$77,990	$(52,896)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	-	21	(3,495)	(75,521)	-	(78,995)
Unrealized holding gain on marketable securities	-	-	-	605	-	605
Other adjustments to comprehensive loss	-	-	-	-	-	-
Equity in subsidiary comprehensive income	(72,428)	(68,062)	(68,933)	-	209,423	-
Comprehensive loss	(125,324)	(84,401)	(130,947)	(78,027)	287,413	(131,286)
Less amount attributable to noncontrolling interest	-	-	-	(5,962)	-	(5,962)
Comprehensive income (loss) attributable to the Company	$(125,324)	$(84,401)	$(130,947)	$(72,065)	$287,413	$(125,324)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2015
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(30,114)	$(14,513)	$(33,457)	$17,930	$21,285	$(38,869)
Reconciling items:
Impairment charges	-	-	21,631	-	-	21,631
Depreciation and amortization	-	-	146,090	134,449	-	280,539
Deferred taxes	-	1,282	(2,311)	(5,895)	-	(6,924)
Provision for doubtful accounts	-	-	4,823	3,863	-	8,686
Share-based compensation	-	-	4,141	1,904	-	6,045
Gain on sale of operating and fixed assets	-	-	(834)	(6,544)	-	(7,378)
Amortization of deferred financing charges and note discounts, net	-	5,597	923	-	-	6,520
Other reconciling items, net	33,457	(2,470)	10,123	(12,673)	(45,860)	(17,423)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	-	-	(16,021)	(21,293)	-	(37,314)
(Increase) decrease in prepaids and other current assets	(1,742)	-	(1,093)	(23,082)	-	(25,917)
Increase (decrease) in accrued expenses	306	6,536	(64,857)	(12,787)	-	(70,802)
Increase (decrease) in accounts payable	-	-	(21,346)	4,328	19,960	2,942
Increase (decrease) in deferred income	-	-	5,624	14,904	-	20,528
Changes in other operating assets and liabilities	-	-	(22,091)	6,073	-	(16,018)
Net cash provided by (used for) operating activities	$1,907	$(3,568)	$31,345	$101,177	$(4,615)	$126,246
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(43,856)	(94,762)	-	(138,618)
Proceeds from disposal of assets	-	-	2,504	5,975	-	8,479
Purchases of other operating assets	-	-	(526)	(1,088)	-	(1,614)
Decrease in intercompany notes receivable, net	-	4,273	(3,510)	(10,592)	9,829	-
Change in other, net	-	-	(910)	(2,269)	907	(2,272)
Net cash provided by (used for) investing activities	$-	$4,273	$(46,298)	$(102,736)	$10,736	$(134,025)
Cash flows from financing activities:
Payments on credit facilities	-	-	-	(3,304)	-	(3,304)
Payments on long-term debt	-	-	(41)	-	-	(41)
Net transfers to iHeartCommunications	34,148	-	-	-	-	34,148
Payments to repurchase of noncontrolling interests	-	-	-	(234)	-	(234)
Dividends and other payments to noncontrolling interests	-	-	-	(28,088)	-	(28,088)
Dividends paid	-	-	-	(24,575)	24,575	-
Decrease in intercompany notes payable, net	-	-	-	9,829	(9,829)	-
Intercompany funding	(38,967)	(705)	32,539	7,133	-	-
Change in other, net	2,912	-	-	907	(907)	2,912
Net cash provided by (used for) financing activities	(1,907)	(705)	32,498	(38,332)	13,839	5,393
Effect of exchange rate changes on cash	-	-	-	(10,880)	-	(10,880)
Net decrease in cash and cash equivalents	-	-	17,545	(50,771)	19,960	(13,266)
Cash and cash equivalents at beginning of year	905	-	-	205,259	(19,960)	186,204
Cash and cash equivalents at end of year	$905	$-	$17,545	$154,488	$-	$172,938

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(52,896)	$(16,360)	$(58,519)	$14,960	$77,990	$(34,825)
Reconciling items:
Depreciation and amortization	-	-	143,737	154,146	-	297,883
Deferred taxes	597	-	(22,016)	(2,394)	-	(23,813)
Provision for doubtful accounts	-	-	2,378	3,016	-	5,394
Share-based compensation	-	-	3,647	2,065	-	5,712
(Gain) loss on sale of operating and fixed assets	403	-	(7,713)	(214)	-	(7,524)
Amortization of deferred financing charges and note discounts, net	-	5,568	923	-	-	6,491
Other reconciling items, net	58,519	6,884	11,249	(18,996)	(77,990)	(20,334)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	-	-	11,941	(19,149)	-	(7,208)
(Increase) decrease in prepaids and other current assets	(1,923)	-	6,058	(11,056)	-	(6,921)
Increase (decrease) in accrued expenses	(1,680)	1,885	(15,091)	(4,731)	-	(19,617)
Increase (decrease) in accounts payable	-	21	8,725	(8,235)	(9,712)	(9,201)
Increase (decrease) in deferred income	-	-	5,245	14,886	-	20,131
Changes in other operating assets and liabilities	-	-	338	(17,651)	-	(17,313)
Net cash provided by operating activities	$3,020	$(2,002)	$90,902	$106,647	$(9,712)	$188,855
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(48,996)	(86,461)	-	(135,457)
Proceeds from disposal of assets	-	-	10,735	1,090	-	11,825
Purchases of other operating assets	-	-	(411)	183	-	(228)
Proceeds from sale of investment securities	-	-	-	15,820	-	15,820
Decrease in intercompany notes receivable, net	-	38,154	-	-	(38,154)	-
Change in other, net	-	-	(10)	(2,944)	-	(2,954)
Net cash provided by (used for) investing activities	$-	$38,154	$(38,682)	$(72,312)	$(38,154)	$(110,994)
Cash flows from financing activities:
Draws on credit facilities	-	-	-	820	-	820
Payments on credit facilities	-	-	-	(3,032)	-	(3,032)
Payments on long-term debt	-	-	(35)	-	-	(35)
Net transfers to iHeartCommunications	3,151	-	-	-	-	3,151
Dividends and other payments to noncontrolling interests	-	-	-	(11,549)	-	(11,549)
Dividends paid	(175,022)	-	-	-	-	(175,022)
Decrease in intercompany notes payable, net	-	-	-	(38,154)	38,154	-
Intercompany funding	110,949	(36,152)	(58,066)	(16,731)	-	-
Change in other, net	1,319	-	(4)	-	-	1,315
Net cash used for financing activities	(59,603)	(36,152)	(58,105)	(68,646)	38,154	(184,352)
Effect of exchange rate changes on cash	-	-	-	(4,301)	-	(4,301)
Net increase (decrease) in cash and cash equivalents	(56,583)	-	(5,885)	(38,612)	(9,712)	(110,792)
Cash and cash equivalents at beginning of year	83,185	-	5,885	225,475	-	314,545
Cash and cash equivalents at end of year	$26,602	$-	$-	$186,863	$(9,712)	$203,753

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

Executive Summary

The key developments in our business for the three months ended September 30, 2015 are summarized below:

•  Consolidated revenue decreased $46.5 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding a $55.5 million impact from movements in foreign exchange rates, consolidated revenue increased $9.0 million during the three months ended September 30, 2015 compared to the same period of 2014.

•  Americas revenue decreased $3.1 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding the $7.1 million impact from movements in foreign exchange rates, Americas revenue increased $4.0 million during the three months ended September 30, 2015 compared to the same period of 2014.

•  International revenue decreased $43.4 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding the $48.4 million impact from movements in foreign exchange rates, International revenue increased $5.0 million during the three months ended September 30, 2015 compared to the same period of 2014.

•  We spent $8.8 million on strategic revenue and cost-saving initiatives during the three months ended September 30, 2015 to realign and improve our ongoing business operations—a decrease of $0.6 million compared to the three months ended September 30, 2014.

RESULTS OF OPERATIONS
Consolidated Results of Operations
The comparison of our historical results of operations for the three and nine months ended September 30, 2015 to the three and nine months ended September 30, 2014 is as follows:

(In thousands)	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2015	2014	Change	2015	2014	Change
Revenue	$696,277	$742,794	(6%)	$2,034,139	$2,159,250	(6%)
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	372,716	400,834	(7%)	1,108,029	1,195,491	(7%)
Selling, general and administrative expenses (excludes depreciation and amortization)	132,559	139,613	(5%)	392,211	412,834	(5%)
Corporate expenses (excludes depreciation and amortization)	28,347	33,548	(16%)	87,254	97,578	(11%)
Depreciation and amortization	93,040	100,416	(7%)	280,539	297,883	(6%)
Impairment charges	21,631	-		21,631	-
Other operating income, net	5,029	4,623	9%	244	7,524	(97%)
Operating income	53,013	73,006	(27%)	144,719	162,988	(11%)
Interest expense	88,088	87,695		266,060	265,168
Interest income on Due from iHeartCommunications	15,630	15,105		45,932	45,005
Equity in earnings (loss) of nonconsolidated affiliates	(812)	4,185		(641)	3,776
Other income, net	(17,742)	2,191		17,472	16,071
Income (loss) before income taxes	(37,999)	6,792		(58,578)	(37,328)
Income tax benefit	22,797	(5,372)		19,709	2,503
Consolidated net income (loss)	(15,202)	1,420		(38,869)	(34,825)
Less amount attributable to noncontrolling interest	7,379	8,483		15,820	18,071
Net income (loss) attributable to the Company	$(22,581)	$(7,063)		$(54,689)	$(52,896)

Consolidated Revenue

Consolidated revenue decreased $46.5 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding a $55.5 million impact from movements in foreign exchange rates, consolidated revenue increased $9.0 million during the three months ended September 30, 2015 compared to the same period of 2014. Americas revenue decreased $3.1 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding the $7.1 million impact from movements in foreign exchange rates, Americas revenue increased $4.0 million during the three months ended September 30, 2015 compared to the same period of 2014 primarily driven by higher revenues from our Spectacolor business and street furniture. International revenue decreased $43.4 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding the $48.4 million impact from movements in foreign exchange rates, International revenue increased $5.0 million during the three months ended September 30, 2015 compared to the same period of 2014 primarily driven by new contracts and higher occupancy in Europe.

Consolidated revenue decreased $125.1 million during the nine months ended September 30, 2015 compared to the same period of 2014. Excluding a $178.4 million impact from movements in foreign exchange rates, consolidated revenue increased $53.3 million during the nine months ended September 30, 2015 compared to the same period of 2014. Americas revenue decreased $0.9 million during the nine months ended September 30, 2015 compared to the same period of 2014. Excluding the $16.0 million impact from movements in foreign exchange rates, Americas revenue increased $15.1 million during the nine months ended September 30, 2015 compared to the same period of 2014 primarily driven by higher revenues from our Spectacolor business and digital billboards. International revenue decreased $124.2 million during the nine months ended September 30, 2015 compared to the same period of

2014. Excluding the $162.4 million impact from movements in foreign exchange rates, International revenue increased $38.2 million during the nine months ended September 30, 2015 compared to the same period of 2014 primarily driven by new contracts and growth in Europe, Australia and China.

Consolidated Direct Operating Expenses

Consolidated direct operating expenses decreased $28.1 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding a $37.7 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $9.6 million during the three months ended September 30, 2015 compared to the same period of 2014. Americas direct operating expenses decreased $2.5 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding the $3.9 million impact from movements in foreign exchange rates, Americas direct operating expenses increased $1.4 million during the three months ended September 30, 2015 compared to the same period of 2014 primarily due to higher variable site lease expenses related to the increase in revenues. International direct operating expenses decreased $25.6 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding the $33.8 million impact from movements in foreign exchange rates, International direct operating expenses increased $8.2 million during the three months ended September 30, 2015 compared to the same period of 2014 primarily as a result of site lease termination fees incurred in connection with strategic efficiency initiatives.

Consolidated direct operating expenses decreased $87.5 million during the nine months ended September 30, 2015 compared to the same period of 2014. Excluding an $116.5 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $29.0 million during the nine months ended September 30, 2015 compared to the same period of 2014. Americas direct operating expenses decreased $3.8 million during the nine months ended September 30, 2015 compared to the same period of 2014. Excluding the $9.1 million impact from movements in foreign exchange rates, Americas direct operating expenses increased $5.3 million during the nine months ended September 30, 2015 compared to the same period of 2014 primarily due to higher variable site lease expenses related to the increase in revenues. International direct operating expenses decreased $83.7 million during the nine months ended September 30, 2015 compared to the same period of 2014. Excluding the $107.4 million impact from movements in foreign exchange rates, International direct operating expenses increased $23.7 million during the nine months ended September 30, 2015 compared to the same period of 2014 primarily as a result of higher variable costs associated with higher revenue, as well as higher spending on strategic efficiency initiatives.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

Consolidated SG&A expenses decreased $7.1 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding a $13.1 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $6.0 million during the three months ended September 30, 2015 compared to the same period of 2014. Americas SG&A expenses decreased $1.5 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding the $2.0 million impact from movements in foreign exchange rates, Americas SG&A expenses increased $0.5 million during the three months ended September 30, 2015 compared to the same period of 2014. International SG&A expenses decreased $5.6 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding the $11.1 million impact from movements in foreign exchange rates, International SG&A expenses increased $5.5 million during the three months ended September 30, 2015 compared to the same period of 2014 primarily due to higher legal costs as well as higher compensation expense in certain countries.

Consolidated SG&A expenses decreased $20.6 million during the nine months ended September 30, 2015 compared to the same period of 2014. Excluding a $40.3 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $19.7 million during the nine months ended September 30, 2015 compared to the same period of 2014. Americas SG&A expenses decreased $3.3 million during the nine months ended September 30, 2015 compared to the same period of 2014. Excluding the $4.3 million impact from movements in foreign exchange rates, Americas SG&A expenses increased $1.0 million during the nine months ended September 30, 2015 compared to the same period of 2014. International SG&A expenses decreased $17.3 million during the nine months ended September 30, 2015 compared to the same period of 2014. Excluding the $36.0 million impact from movements in foreign exchange rates, International SG&A expenses increased $18.7 million during the nine months ended September 30, 2015 compared to the same period of 2014 primarily due to higher compensation expense, including commissions in connection with higher revenues.

Corporate Expenses

Corporate expenses decreased $5.2 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding the $0.7 million impact from movements in foreign exchange rates, corporate expenses decreased $4.5 million during the three months ended September 30, 2015 compared to the same period of 2014. Corporate expenses were primarily impacted by lower litigation costs and lower spending related to our strategic revenue and efficiency initiatives.

Corporate expenses decreased $10.3 million during the nine months ended September 30, 2015 compared to the same period of 2014. Excluding the $3.2 million impact from movements in foreign exchange rates, corporate expenses decreased $7.1 million during the nine months ended September 30, 2015 compared to the same period of 2014. Corporate expenses were primarily impacted by lower spending related to our strategic revenue and efficiency initiatives and lower litigation costs.

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

Strategic revenue and efficiency costs were $8.8 million during the three months ended September 30, 2015. Of these costs, $0.5 million was incurred by our Americas segment, $7.3 million was incurred by our International segment, and $1.1 million was incurred by Corporate. Of these expenses, $6.5 million are reported within direct operating expenses, $1.2 million are reported within SG&A and $1.1 million are reported within corporate expense.  In the third quarter of 2014, strategic revenue and efficiency costs totaled $1.1 million, $2.0 million and $6.4 million, for the Americas segment, the International segment and Corporate, respectively.

Strategic revenue and efficiency costs were $16.8 million during the nine months ended September 30, 2015. Of these costs, $1.6 million was incurred by our Americas segment, $9.1 million was incurred by our International segment, and $6.2 million was incurred by Corporate. Of these expenses, $7.8 million are reported within direct operating expenses, $2.8 million are reported within SG&A and $6.2 million are reported within corporate expense.  In the first nine months of 2014, strategic revenue and efficiency costs totaled $3.2 million, $5.2 million and $14.1 million, for the Americas segment, the International segment and Corporate, respectively.

Depreciation and Amortization

Depreciation and amortization decreased $7.4 million and $17.3 million during the three and nine months ended September 30, 2015, respectively, compared to the same periods of 2014, primarily due to the impact from movements in foreign exchange rates.

Impairment Charges

Historically, the Company performed its annual impairment test on our goodwill, FCC licenses, billboard permits, and other intangible assets as of October 1 of each year.  Beginning in the third quarter of 2015, the Company began performing its annual impairment test on July 1 of each year.  In addition, we test for impairment of property, plant and equipment whenever events and circumstances indicate that depreciable assets might be impaired.  As a result of these impairment tests, we recorded impairment charges of $21.6 million during the three and nine months ended September 30, 2015 related to billboard permits in one market.  During the three and nine months ended September 30, 2014, we recognized no impairment charges.  Please see Note 2 to the Consolidated Financial Statements located in Item 1 of this Quarterly Report on Form 10-Q for a further description of the impairment charges.

Other Operating Income, Net

Other operating income, net of $5.0 million for the third quarter of 2015 related primarily to proceeds from the disposal of operating and fixed assets. Other operating income, net was $0.2 million for first nine months of 2015.

Other operating income of $4.6 million and $7.5 million for the third quarter and first nine months of 2014, respectively, primarily related to the proceeds from the disposal of operating and fixed assets.

Equity in Earnings (Loss) of Nonconsolidated Affiliates

Equity in loss of nonconsolidated affiliates of $0.8 million and $0.6 million for the three and nine months ended September 30, 2015 included the earnings from our equity investments in our Americas and International segments.

Equity in earnings of nonconsolidated affiliates of $4.2 million and $3.8 million for the three and nine months ended September 30, 2014, respectively, primarily related to the $4.5 million gain on the sale of our 49% interest in Buspak.

Income Tax Benefit (Expense)

Our operations are included in a consolidated income tax return filed by iHeartMedia.  However, for our financial statements, our provision for income taxes was computed as if we file separate consolidated federal income tax returns with our subsidiaries.

The effective tax rates for the three and nine months ended September 30, 2015 were 60.0% and 33.6%, respectively, primarily impacted by the valuation allowance recorded against current period net operating losses in U.S. federal, state and certain foreign jurisdictions due to the uncertainty of the ability to utilize those assets in future periods.

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

Americas Outdoor Advertising Results of Operations
Our Americas outdoor operating results were as follows:

(In thousands)	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2015	2014	Change	2015	2014	Change
Revenue	$347,336	$350,464	(1%)	$984,485	$985,420	(0%)
Direct operating expenses	149,072	151,550	(2%)	445,018	448,789	(1%)
SG&A expenses	59,539	60,994	(2%)	172,522	175,811	(2%)
Depreciation and amortization	50,121	51,303	(2%)	151,574	150,862	0%
Operating income	$88,604	$86,617	2%	$215,371	$209,958	3%

Three Months

Americas revenue decreased $3.1 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding the $7.1 million impact from movements in foreign exchange rates, Americas revenue increased $4.0 million during the three months ended September 30, 2015 compared to the same period of 2014 driven primarily by higher revenues from our Spectacolor and street furniture businesses.  These increases were partially offset by lower advertising revenues from our static and digital bulletins and posters.

Americas direct operating expenses decreased $2.5 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding the $3.9 million impact from movements in foreign exchange rates, Americas direct operating expenses increased $1.4 million during the three months ended September 30, 2015 compared to the same period of 2014 primarily due to higher variable site lease expenses related to the increase in revenues. Americas SG&A expenses decreased $1.5 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding the $2.0 million impact from movements in foreign exchange rates, Americas SG&A expenses increased $0.5 million during the three months ended September 30, 2015 compared to the same period of 2014.

Nine Months

Americas revenue decreased $0.9 million during the nine months ended September 30, 2015 compared to the same period of 2014. Excluding the $16.0 million impact from movements in foreign exchange rates, Americas revenue increased $15.1 million during the nine months ended September 30, 2015 compared to the same period of 2014 driven primarily by an increase in revenues from our Spectacolor business, as well as our digital billboards as a result of increased occupancy, partially offset by lower advertising revenues from our static bulletins and posters.

Americas direct operating expenses decreased $3.8 million during the nine months ended September 30, 2015 compared to the same period of 2014. Excluding the $9.1 million impact from movements in foreign exchange rates, Americas direct operating expenses increased $5.3 million during the nine months ended September 30, 2015 compared to the same period of 2014 primarily due to higher variable site lease expenses related to the increase in revenues. Americas SG&A expenses decreased $3.3 million during the nine months ended September 30, 2015 compared to the same period of 2014. Excluding the $4.3 million impact from movements in foreign exchange rates, Americas SG&A expenses increased $1.0 million during the nine months ended September 30, 2015 compared to the same period of 2014.

International Outdoor Advertising Results of Operations
Our International operating results were as follows:

(In thousands)	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2015	2014	Change	2015	2014	Change
Revenue	$348,941	$392,330	(11%)	$1,049,654	$1,173,830	(11%)
Direct operating expenses	223,644	249,284	(10%)	663,011	746,702	(11%)
SG&A expenses	73,020	78,619	(7%)	219,689	237,023	(7%)
Depreciation and amortization	41,564	47,775	(13%)	124,961	143,995	(13%)
Operating income	$10,713	$16,652	(36%)	$41,993	$46,110	(9%)

Three Months

International revenue decreased $43.4 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding the $48.4 million impact from movements in foreign exchange rates, International revenue increased $5.0 million during the three months ended September 30, 2015 compared to the same period of 2014 primarily driven by new contracts and higher occupancy in certain European countries, including the UK, Norway and Italy, partially offset by decreases in other countries, including France.

International direct operating expenses decreased $25.6 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding the $33.8 million impact from movements in foreign exchange rates, International direct operating expenses increased $8.2 million during the three months ended September 30, 2015 compared to the same period of 2014 primarily as a result of site lease termination fees incurred in connection with strategic efficiency initiatives, as well as higher site lease expense related to higher revenues, in certain countries. International SG&A expenses decreased $5.6 million during the three months ended September 30, 2015 compared to the same period of 2014. Excluding the $11.1 million impact from movements in foreign exchange rates, International SG&A expenses increased $5.5 million during the three months ended September 30, 2015 compared to the same period of 2014 primarily due to higher legal costs as well as higher compensation expense in certain countries.

Nine Months

International revenue decreased $124.2 million during the nine months ended September 30, 2015 compared to the same period of 2014. Excluding the $162.4 million impact from movements in foreign exchange rates, International revenue increased $38.2 million during the nine months ended September 30, 2015 compared to the same period of 2014 primarily driven by new contracts and higher occupancy in certain European countries, including Italy, Norway, Sweden and the UK, as well as growth in Australia and China, partially offset by decreases in certain countries including France and Denmark.

International direct operating expenses decreased $83.7 million during the nine months ended September 30, 2015 compared to the same period of 2014. Excluding the $107.4 million impact from movements in foreign exchange rates, International direct operating expenses increased $23.7 million during the nine months ended September 30, 2015 compared to the same period of 2014 primarily as a result of higher variable costs associated with higher revenue, as well as site lease termination fees incurred in connection with strategic efficiency initiatives. International SG&A expenses decreased $17.3 million during the nine months ended September 30, 2015 compared to the same period of 2014. Excluding the $36.0 million impact from movements in foreign exchange rates, International SG&A expenses increased $18.7 million during the nine months ended September 30, 2015 compared to the same period of 2014 primarily due to higher compensation expense, including commissions in connection with higher revenues.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Americas Outdoor Advertising	$88,604	$86,617	$215,371	$209,958
International Outdoor Advertising	10,713	16,652	41,993	46,110
Impairment charges	(21,631)	-	(21,631)	-
Corporate and other (1)	(29,702)	(34,886)	(91,258)	(100,604)
Other operating income, net	5,029	4,623	244	7,524
Consolidated operating income	$53,013	$73,006	$144,719	$162,988

(1)	Corporate and other includes expenses related to Americas and International and as well as overall executive, administrative and support functions.

Share-Based Compensation Expense

As of September 30, 2015, there was $19.2 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of September 30, 2015, there was $1.2 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

Share-based compensation expenses are recorded in corporate expenses and were $2.3 million and $1.5 million for the three months ended September 30, 2015 and 2014, respectively, and $6.0 million and $5.7 million for the nine months ended September 30, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the nine months ended September 30, 2015 and 2014:

(In thousands)	Nine Months Ended September 30,
	2015	2014
Cash provided by (used for):
Operating activities	$126,246	$188,855
Investing activities	$(134,025)	$(110,994)
Financing activities	$5,393	$(184,352)

Operating Activities

Cash provided by operating activities was $126.2 million during the nine months ended September 30, 2015  compared to $188.9 million of cash provided during the nine months ended September 30, 2014.  Our consolidated net loss for the nine months ended September 30, 2015 and 2014 included non-cash items of $291.7 million and $263.8 million, respectively. Non-cash items affecting our net loss include depreciation and amortization, deferred taxes, provision for doubtful accounts, share-based compensation, (gain) loss on sale of operating and fixed assets, amortization of deferred financing charges and note discounts, net and other reconciling items, net as presented on the face of the consolidated statement of cash flows.

Investing Activities

Cash used for investing activities of $134.0 million during the nine months ended September 30, 2015 primarily reflected our capital expenditures of $138.6 million.  We spent $50.9 million in our Americas segment primarily related to the construction of new advertising structures such as digital displays and $85.5 million in our International segment primarily related to new advertising structures such as billboards and street furniture and renewals of existing contracts.  Other cash used for investing activities was partially offset by $8.5 million of proceeds from sales of other operating and fixed assets.

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

Financing Activities

Cash provided by financing activities of $5.4 million during the nine months ended September 30, 2015 primarily reflected net transfers of $34.1 million in cash from iHeartCommunications, which represents the activity in the “Due from/to iHeartCommunications” account, partially offset by the net payments to noncontrolling interests of $28.1 million.

Cash used for financing activities of $184.4 million for the nine months ended September 30, 2014 was primarily due to a special cash dividend in aggregate amount equal to $175 million paid to our stockholders of record as of August 4, 2014.

Anticipated Cash Requirements

Our primary source of liquidity is cash on hand, cash flow from operations, the senior revolving credit facility and the promissory note issued by iHeartCommunications to the Company (the “Due from iHeartCommunications Note”).  Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations, any available borrowing capacity under the senior revolving credit facility and borrowing capacity under or repayment of amounts outstanding under the Due from iHeartCommunications Note will enable us to meet our working capital, capital expenditure, debt service and other funding requirements, including the debt service on the CCWH Senior Notes and the CCWH Subordinated Notes and dividends, for at least the next 12 months.  In addition, we were in compliance with the covenants contained in our material financing agreements as of September 30, 2015.  We believe our long-term plans, which include promoting outdoor media spending and capitalizing on our diverse geographic and product opportunities, including the continued deployment of digital displays, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements long-term.  However, our anticipated results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants.  In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. As of September 30, 2015, we had $172.9 million of cash on our balance sheet, a portion of which is held by non-wholly owned non-U.S. subsidiaries or is otherwise subject to certain restrictions and not readily accessible to us.  We disclose in Item 8 of our Form 10-K within Note 1, Summary of Significant Accounting Policies, that our policy is to permanently reinvest the earnings of our non-U.S. subsidiaries as these earnings are generally redeployed in those jurisdictions for operating needs and continued functioning of their businesses.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant current and historic deficits in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.

In its Quarterly Report on Form 10-Q filed with the SEC on November 5, 2015, iHeartCommunications stated that it was in compliance with the covenants contained in its material financing agreements as of September 30, 2015.  iHeartCommunications similarly stated in such Quarterly Report that its anticipated results are also subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants.  Moreover, iHeartCommunications stated in such Quarterly Report that its ability to comply with the covenants in its material financing agreements may be affected by events beyond its control, including prevailing economic, financial and industry conditions.  As discussed therein, the breach of any covenants set forth in iHeartCommunications’ financing agreements would result in a default thereunder and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, as discussed therein, the lenders under the receivables based credit facility under iHeartCommunications’ senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. In addition, iHeartCommunications stated in such Quarterly Report that if iHeartCommunications is unable to repay its obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility.  Finally, iHeartCommunications stated in such Quarterly Report that a default or acceleration under any of its material financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.  If iHeartCommunications were to become insolvent, we would be an unsecured creditor of iHeartCommunications.  In such event, we would be treated  the same as other unsecured creditors of iHeartCommunications and, if we were not entitled to the cash previously transferred to iHeartCommunications or could not obtain such cash on a timely basis, we could experience a liquidity shortfall.

For so long as iHeartCommunications maintains significant control over us, a deterioration in the financial condition of iHeartCommunications could have the effect of increasing our borrowing costs or impairing our access to capital markets.  As of

September 30, 2015, iHeartCommunications had $382.8 million recorded as “Cash and cash equivalents” on its consolidated balance sheets, of which $172.9 million was held by us and our subsidiaries.

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

Sources of Capital
As of September 30, 2015 and December 31, 2014, we had the following debt outstanding, cash and cash equivalents and amounts due from iHeartCommunications:

(In millions)	September 30, 2015	December 31, 2014
Clear Channel Worldwide Holdings Senior Notes due 2022	$2,725.0	$2,725.0
Clear Channel Worldwide Holdings Senior Subordinated Notes due 2020	2,200.0	2,200.0
Senior Revolving Credit Facility due 2018	-	-
Other debt	10.1	15.1
Original issue discount	(5.7)	(6.2)
Total debt	4,929.4	4,933.9
Less: Cash and cash equivalents	172.9	186.2
Less: Due from iHeartCommunications	913.7	947.8
	$3,842.8	$3,799.9

We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities.  Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Promissory Notes with iHeartCommunications

We maintain accounts that represent net amounts due to or from iHeartCommunications, which are recorded as “Due from/to iHeartCommunications” on our consolidated balance sheets.  The accounts represent our revolving promissory note issued by us to iHeartCommunications and the Due from iHeartCommunications Note, in each case in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances.  The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand or when they mature on December 15, 2017.  Included in the accounts are the net activities resulting from day-to-day cash management services provided by iHeartCommunications.  Such day-to-day cash management services relate only to our cash activities and balances in the U.S. and exclude any cash activities and balances of our non-U.S. subsidiaries.  As of September 30, 2015 and December 31, 2014, the asset recorded in “Due from iHeartCommunications” on our consolidated balance sheet was $913.7 million and $947.8 million, respectively.  As of September 30, 2015, we had no borrowings under the cash management note to iHeartCommunications.

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

The net interest income for the three months ended September 30, 2015 and 2014 was $15.6 million and $15.1 million, respectively. The net interest income for the nine months ended September 30, 2015 and 2014 was $45.9 million and $45.0 million, respectively. As of September 30, 2015 and December 31, 2014, the fixed interest rate on the “Due from iHeartCommunications” account was 6.5%, which is equal to the fixed interest rate on the CCWH senior notes. If the outstanding balance on the Due from iHeartCommunications Note exceeds $1.0 billion and under certain other circumstances tied to iHeartCommunications’ liquidity, the rate will be variable but will in no event be less than 6.5% nor greater than 20%.

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

Clear Channel Worldwide Holdings Senior Notes

As of September 30, 2015, CCWH senior notes represented $2.7 billion aggregate principal amount of indebtedness outstanding, which consisted of $735.75 million aggregate principal amount of 6.5% Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and $1,989.25 million aggregate principal amount of 6.5% Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes” and, together with the Series A CCWH Senior Notes, the “CCWH Senior Notes”). The CCWH Senior Notes are guaranteed by us, Clear Channel Outdoor, Inc. (“CCOI”) and certain of our direct and indirect subsidiaries.

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

Our consolidated leverage ratio, defined as total debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 6.7:1 as of September 30, 2015, and senior leverage ratio, defined as senior debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 3.7:1 as of September 30, 2015. As required by the definition of EBITDA in the CCWH Senior Notes indentures, our EBITDA for the preceding four quarters of $739.5 million is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense), net, plus share-based compensation and is further adjusted for the following: (i) costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses; (iii) non-cash charges; and (iv) various other items.

            The following table reflects a reconciliation of EBITDA (as defined by the CCWH Senior Notes indentures) to operating income and net cash provided by operating activities for the four quarters ended September 30, 2015:

Four Quarters Ended
(In millions)	September 30, 2015
EBITDA (as defined by the CCWH Senior Notes indentures)	$739.5
Less adjustments to EBITDA (as defined by the CCWH Senior Notes indentures):
Costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities	(25.3)
Extraordinary, non-recurring or unusual gains or losses or expenses (as referenced in the definition of EBITDA in the CCWH Senior Notes indentures)	(9.0)
Non-cash charges	(11.5)
Other items	(7.8)
Less: Depreciation and amortization, Impairment charges, Other operating income, net and Share-based compensation expense	(421.7)
Operating income	264.2
Plus: Depreciation and amortization, Impairment charges, Gain (loss) on disposal of operating and fixed assets and Share-based compensation expense	414.5
Less: Interest expense	(354.2)
Plus: Interest income on Due from iHeartCommunications	61.1
Less: Current income tax expense	9.3
Plus: Other income, net	16.6
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	3.2
Change in assets and liabilities, net of assets acquired and liabilities assumed	(128.9)
Net cash provided by operating activities	$285.8

Clear Channel Worldwide Holdings Senior Subordinated Notes

As of September 30, 2015, CCWH Subordinated Notes represented $2.2 billion aggregate principal amount of indebtedness outstanding, which consist of $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes”).

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

Senior Revolving Credit Facility Due 2018

During the third quarter of 2013, we entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital needs, to issue letters of credit and for other general corporate purposes.  As of September 30, 2015, there were no amounts outstanding under the revolving credit facility, and $56.6 million of letters of credit under the revolving credit facility which reduce availability under the facility.

Other Debt

Other debt consists primarily of loans with international banks.  As of September 30, 2015, approximately $10.1 million was outstanding as other debt.

iHeartCommunications’ Debt Covenants

iHeartCommunications’ senior secured credit facility contains a significant financial covenant which must be tested quarterly and requires iHeartCommunications to limit the ratio of its consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA (as defined by iHeartCommunications’ senior secured credit facility) for the preceding four quarters.  The maximum ratio permitted under this financial covenant was 8.75:1 for the four quarters ended September 30, 2015.  In its Quarterly Report on Form 10-Q filed with the SEC on November 5, 2015, iHeartCommunications stated that it was in compliance with this covenant as of September 30, 2015.

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

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported a net loss of $7.6 million and net income of $18.9 million for the three and nine months ended September 30, 2015, respectively.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net loss for the three months ended September 30, 2015 by $0.8 million and we estimate that our net income for the nine months ended September 30, 2015 would have decreased by $2.0 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three and nine months ended September 30, 2015 would have increased our net loss for the three months ended September 30, 2015 and increased our net income for the nine months ended September 30, 2015 by corresponding amounts.

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

Historically, the Company performed its annual impairment test on indefinite-lived intangible assets and goodwill as of October 1 of each year.  Beginning in the third quarter of 2015, the Company began performing its annual impairment test on July 1 of each year.

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

On July 1, 2015, we performed our annual impairment test in accordance with ASC 350-30-35 and recognized an impairment of $21.6 million related to billboard permits in one of our outdoor markets.

In determining the fair value of our billboard permits, the following key assumptions were used:

§  Industry revenue growth forecast at 3.0% was used for the initial four-year period;

§  3% revenue growth was assumed beyond the initial four-year period;

§  Revenue was grown over a build-up period, reaching maturity by year 2;

§  Operating margins gradually climb to the industry average margin of up to 56.0%, depending on market size, by year 3; and

§  Assumed discount rate of 8.0%.

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

(In thousands)
Description	Revenue growth rate	Profit margin	Discount rates
Billboard permits	$ 959,600	$ 161,500	$ 965,100

The estimated fair value of our billboard permits at July 1, 2015 was $3.1 billion while the carrying value was $1.1 billion.  The estimated fair value of our billboard permits at October 1, 2014 was $2.6 billion while the carrying value was $1.1 billion.

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

On July 1, 2015, we performed our annual impairment test in accordance with ASC 350-30-35, resulting in no goodwill impairment charge. In determining the fair value of our reporting units, we used the following assumptions:

§  Expected cash flows underlying our business plans for the periods 2015 through 2019. Our cash flow assumptions are based on detailed, multi-year forecasts performed by each of our operating segments, and reflect the advertising outlook across our businesses.

§  Cash flows beyond 2019 are projected to grow at a perpetual growth rate, which we estimated at 3.0%.

§  In order to risk adjust the cash flow projections in determining fair value; we utilized a discount rate of approximately 8.0% to 11.5% for each of our reporting units.

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

(In thousands)
Description	Revenue growth rate	Profit margin	Discount rates
Americas	$ 920,000	$ 190,000	$ 890,000
International	$ 450,000	$ 230,000	$ 420,000

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

ITEM 4.  Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we are involved in a variety of legal proceedings in the ordinary course of business, a large portion of our litigation arises in the following contexts: commercial disputes; misappropriation of likeness and right of publicity claims; employment and benefits related claims; governmental fines; intellectual property claims; and tax disputes.

Los Angeles Litigation

In 2008, Summit Media, LLC, one of the Company’s competitors, sued the City of Los Angeles (the “City”), Clear Channel Outdoor, Inc. (“CCOI”) and OUTFRONT Media Inc. (formerly CBS Outdoor Americas Inc.) in Los Angeles Superior Court (Case No. BS116611) challenging the validity of a settlement agreement that had been entered into in November 2006 among the parties and pursuant to which CCOI had taken down existing billboards and converted 83 existing signs from static displays to digital displays.  In 2009 the Los Angeles Superior Court ruled that the settlement agreement constituted an ultra vires act of the City, and nullified its existence.  After further proceedings, on April 12, 2013 the Los Angeles Superior Court invalidated 82 digital modernization permits issued to CCOI (77 of which displays were operating at the time of the ruling) and CCOI was required to turn off the electrical power to all affected digital displays on April 15, 2013.  The digital display structures remain intact but digital displays are currently prohibited in the City.  CCOI is seeking permits under the existing City sign code to either wrap the LED faces with vinyl or convert the LED faces to traditional static signs, and has obtained a number of such permits.  CCOI is also pursuing a new ordinance to permit digital signage in the City.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the purchases of shares of our Class A common stock made during the quarter ended September 30, 2015 by or on behalf of us or an affiliated purchaser:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 through July 31	400	$9.57		$-
August 1 through August 31	-	-	-	-
September 1 through September 30	-	-	-	-
Total	400	$9.57	-	$-

(1)

The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended September 30, 2015 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

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

                                                                                                CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

November 5, 2015                                                              /s/ SCOTT D. HAMILTON

                                                                                                Scott D. Hamilton

                                                                                                Senior Vice President, Chief Accounting Officer and

                                                                                                Assistant Secretary