Form 10-K
period 2015-12-31
Clear Channel Outdoor Holdings, Inc.
filed 2016-02-25
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]          Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 2015, or

[  ]           Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from ________ to _________.

Commission File Number 1-32663

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-0812139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 East Basse Road, Suite 100 San Antonio, Texas	78209
(Address of principal executive offices)	(Zip code)

(210) 832-3700

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class A Common Stock, $.01 par value per share	New York Stock Exchange

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

As of June 30, 2015, the aggregate market value of the common stock beneficially held by non-affiliates of the registrant was approximately $425.4 million based on the closing sales price of the Class A common stock as reported on the New York Stock Exchange.

On February 22, 2016, there were 46,540,727 outstanding shares of Class A common stock (excluding 333,865 shares held in treasury) and 315,000,000 outstanding shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for the 2016 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

INDEX TO FORM 10-K

Page

Number

PART I

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases

PART III

Item 10.       Directors, Executive Officers and Corporate Governance............................................................................................................... 99

Item 11.       Executive Compensation.................................................................................................................................................................... 100

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related

PART IV

Item 15.       Exhibits and Financial Statement Schedules................................................................................................................................... 104

PART I

ITEM 1.  Business

The Company

Clear Channel Outdoor Holdings, Inc. (“the Company”), a Delaware corporation, provides clients with advertising opportunities through billboards, street furniture displays, transit displays and other out-of-home advertising displays, such as wallscapes and spectaculars, which we own or operate in key markets worldwide.  Our business consists of two reportable operating segments:  Americas and International.  As of December 31, 2015, we owned or operated more than 650,000 advertising displays worldwide.  For the year ended December 31, 2015, we generated consolidated revenue of approximately $2.8 billion, with $1.3 billion and $1.5 billion from our Americas and International segments, respectively.

Our History

We were incorporated in August 1995 under the name “Eller Media Company.”  In 1997, Clear Channel Communications, Inc., now iHeartCommunications, Inc. (“iHeartCommunications”), our parent company, entered the outdoor advertising industry with its acquisition of Eller Media Company.  We changed our name to Clear Channel Outdoor Holdings, Inc. in August 2005.

On November 11, 2005, we became a publicly traded company through an initial public offering, or IPO, in which we sold 10%, or 35.0 million shares, of our Class A common stock.  Prior to our IPO, we were an indirect wholly-owned subsidiary of iHeartCommunications.  As of December 31, 2015, iHeartCommunications, through its subsidiaries, owned all of our outstanding shares of Class B common stock and 10,726,917 shares of our Class A common stock, collectively representing approximately 90% of the outstanding shares of our common stock and approximately 99% of the total voting power of our common stock.

Prior to or at the time of our IPO, we entered into agreements with iHeartCommunications that govern the relationship between iHeartCommunications and us and provide for, among other things, the provision of services by iHeartCommunications to us and the allocation of employee benefit, tax and other liabilities and obligations attributable to our operations.  These agreements include the Master Agreement, Corporate Services Agreement, Employee Matters Agreement, Tax Matters Agreement and Trademark License Agreement.  All of the agreements relating to our ongoing relationship with iHeartCommunications were made in the context of a parent-subsidiary relationship and the terms of these agreements may be more or less favorable to us than if they had been negotiated with unaffiliated third parties.

iHeartCommunications has the right to terminate these agreements in various circumstances.  As of the date of the filing of this report, no notice of termination of any of these agreements has been received from iHeartCommunications.

As long as iHeartCommunications continues to own shares of our common stock representing more than 50% of the total voting power of our common stock, it will have the ability to direct the election of all members of our Board of Directors and, therefore, to exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations, our acquisition or disposition of assets, our incurrence of indebtedness, our issuance of any additional common stock or other equity securities, our repurchase or redemption of common stock or any preferred stock, if applicable, and our payment of dividends in certain situations.  Similarly, iHeartCommunications will have the power to determine the outcome of matters submitted to a vote of our stockholders, including the power to prevent an acquisition or any other change in control, and to take other actions that might be favorable to iHeartCommunications.

On July 30, 2008, iHeartCommunications completed its merger with a subsidiary of CC Media Holdings, Inc., now iHeartMedia, Inc. (“iHeartMedia”), a company formed by a group of private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P.  iHeartCommunications is now owned indirectly by iHeartMedia.

Our corporate headquarters are in San Antonio, Texas and we have executive offices in New York, New York. Our headquarters are located at 200 East Basse Road, Suite 100, San Antonio, Texas 78209 (telephone: 210-822-2828).

Our Business Segments

We have two reportable business segments, Americas outdoor advertising (“Americas”) and International outdoor advertising (“International”), which represented 48% and 52% of our 2015 revenue, respectively.

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

For more information about our revenue, gross profit and assets by segment and our revenue and long-lived assets by geographic area, see Note 12 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K.

Americas Outdoor Advertising

We are one of the largest outdoor advertising companies in North America (based on revenues), which includes the United States, Canada and Latin America.  Approximately 90% of our revenue in our Americas segment was derived from the United States in each of the years ended December 31, 2015, 2014 and 2013.  As of December 31, 2015, we owned or operated approximately 107,000 display structures in our Americas segment with operations in 44 of the 50 largest markets in the United States, including all of the 20 largest markets.

In the first quarter of 2016, Americas outdoor sold nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas for approximately $602 million in cash and certain advertising assets in Florida.

Our Americas assets consist of traditional and digital billboards, street furniture and transit displays, airport displays, and wallscapes and other spectaculars, which we own or operate under lease management agreements. Our Americas business is focused on metropolitan areas with dense populations.

Strategy

We seek to capitalize on our Americas network and diversified product mix to maximize revenue. In addition, by sharing best practices among our business segments, we believe we can quickly and effectively replicate our successes in our other markets.  Our strategy focuses on pursuing the technology of digital displays, as well as leveraging our diversified product mix and long-standing presence in many of our existing markets, which provides us with the ability to launch new products and test new initiatives in a reliable and cost-effective manner.

Promote Outdoor Media Spending.  Given the attractive industry fundamentals of outdoor media and our depth and breadth of relationships with both local and national advertisers, we believe we can drive outdoor advertising's share of total media spending by using our dedicated national sales team to highlight the value of outdoor advertising relative to other media.  Outdoor advertising only represented 4% of total dollars spent on advertising in the United States in 2015. We have made and continue to make significant investments in research tools that enable our clients to better understand how our displays can successfully reach their target audiences and promote their advertising campaigns. Also, we are working closely with clients, advertising agencies and other diversified media companies to develop more sophisticated systems that will provide improved audience metrics for outdoor advertising.

Continue to Deploy Digital Displays.  Our long-term strategy for our outdoor advertising businesses includes pursuing the technology of digital displays, including flat screens, LCDs and LEDs, as additions to traditional methods of displaying our clients’ advertisements. Digital outdoor advertising provides significant advantages over traditional outdoor media. Our electronic displays are linked through centralized computer systems to instantaneously and simultaneously change advertising copy on a large number of displays, allowing us to sell more advertising opportunities to advertisers. The ability to change copy by time of day and quickly change messaging based on advertisers’ needs creates additional flexibility for our customers. Although digital displays require more capital to construct compared to traditional bulletins, the advantages of digital allow us to penetrate new accounts and categories of advertisers, as well as serve a broader set of needs for existing advertisers. Digital displays allow for high-frequency, 24-hour advertising changes in high-traffic locations and allow us to offer our clients optimal flexibility, distribution, circulation and visibility. We expect this trend to continue as we increase our quantity of digital inventory. As of December 31, 2015, we had deployed more than 1,200 digital billboards in 37 markets in the United States.

Sources of Revenue

Americas generated 48%, 46% and 47% of our revenue in 2015, 2014 and 2013, respectively.  Americas revenue is derived from the sale of advertising copy placed on our traditional and digital displays.  Our display inventory consists primarily of billboards, street furniture displays and transit displays.  The margins on our billboard contracts, including those related to digital billboards, tend to be higher than those on contracts for other displays, due to their greater size, impact and location along major roadways that are highly trafficked.  Billboards comprise approximately two-thirds of our display revenues.  The following table shows the approximate percentage of revenue derived from each category for our Americas inventory:

	Year Ended December 31,
	2015	2014	2013
Billboards:
Bulletins	58%	58%	56%
Posters	12%	12%	12%
Street furniture displays	6%	7%	7%
Transit displays	15%	16%	16%
Spectaculars/wallscapes	5%	3%	4%
Other	4%	4%	5%
Total	100%	100%	100%

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

Street Furniture Displays

Our street furniture displays include advertising surfaces on bus shelters, information kiosks, freestanding units and other public structures, are available in both traditional and digital formats, and are primarily located in major metropolitan areas and along major commuting routes.  Generally, we are responsible for the construction and maintenance of street furniture structures.  Contracts for the right to place our street furniture displays in the public domain and sell advertising space on them are awarded by municipal and transit authorities in competitive bidding processes governed by local law.  Generally, these contracts have terms ranging from 10 to 20 years.  As compensation for the right to sell advertising space on our street furniture structures, we pay the municipality or transit authority a fee or revenue share that is either a fixed amount or a percentage of the revenue derived from the street furniture displays.  Typically, these revenue sharing arrangements include payments by us of minimum guaranteed amounts.  Client contracts for street furniture displays typically have terms ranging from four weeks to one year, and are typically for network packages of multiple street furniture displays.

Transit Displays

Our transit displays are advertising surfaces on various types of vehicles or within transit systems, including on the interior and exterior sides of buses, trains, trams, and within the common areas of rail stations and airports, and are available in both traditional and digital formats.  Similar to street furniture, contracts for the right to place our displays on such vehicles or within such transit systems and to sell advertising space on them generally are awarded by public transit authorities in competitive bidding processes or are negotiated with private transit operators.  Generally, these contracts have terms ranging from five to ten years.  Our client contracts for transit displays generally have terms ranging from four weeks to one year.

Other Displays

The balance of our display inventory consists of spectaculars and wallscapes.  Spectaculars are customized display structures that often incorporate video, multidimensional lettering and figures, mechanical devices and moving parts and other embellishments to create special effects.  The majority of our spectaculars are located in Los Angeles, San Francisco, Times Square in New York City and the Gardiner Expressway in Toronto.  Client contracts for spectaculars typically have terms of one year or longer.  A wallscape is a display that drapes over or is suspended from the sides of buildings or other structures.  Generally, wallscapes are located in high-profile areas where other types of outdoor advertising displays are limited or unavailable.  Clients typically contract for individual wallscapes for extended terms.

Advertising Inventory and Markets

As of December 31, 2015, we owned or operated approximately 107,000 display structures in our Americas segment with operations in 44 of the 50 largest markets in the United States, including all of the 20 largest markets.  Therefore, no one property is material to our overall operations.  We believe that our properties are in good condition and suitable for our operations.

In the first quarter of 2016, we sold our business in nine non-strategic markets.

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

Client Categories

In 2015, the top five client categories in our Americas segment were retail, business services, media, healthcare and medical, and banking and financial services.

Competition

The outdoor advertising industry in the Americas is fragmented, consisting of several large companies involved in outdoor advertising, such as OUTFRONT Media Inc. and Lamar Advertising Company, as well as  numerous smaller and local companies operating a limited number of displays in a single market or a few local markets.  We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, online and other forms of advertisement. Outdoor advertising companies compete primarily based on ability to reach consumers, which is driven by location of the display.

International Outdoor Advertising

Our International segment includes our operations in Europe, Asia and Australia, with approximately 34%, 35% and 35% of our revenue in this segment derived from France and the United Kingdom for the years ended December 31, 2015, 2014 and 2013.  As of December 31, 2015, we owned or operated more than 540,000 displays across 22 countries.

Our International assets consist of street furniture and transit displays, billboards, mall displays, SmartBike programs, wallscapes and other spectaculars, which we own or operate under lease agreements.  Our International business is focused on densely populated metropolitan areas.

Strategy

Similar to our Americas business, we believe our International business has attractive industry fundamentals, including the ability to reach a broad audience and drive foot traffic to the point-of-sale, making outdoor a cost-effective medium for advertisers as measured by cost per thousand persons reached compared to other traditional media.  Our International business focuses on the following strategies:

Promote Overall Outdoor Media Spending.  Our strategy is to promote growth in outdoor advertising’s share of total media spending by demonstrating the strength of our medium.  As part of this effort, we are focusing on developing and implementing improved outdoor audience delivery measurement systems to provide advertisers with tools to plan their campaigns and determine how effectively their message is reaching the desired audience.

Differentiate on Sales and Marketing. Over the past five years, we have spent time and resources building commercial capabilities through a company wide sales force effectiveness program and an upgrade in our sales and marketing talent. These capabilities allow us to build and nurture relationships with our clients and their agencies as well as to offer packages and products that meet our clients’ advertising needs. Going forward, particular areas of focus include pricing, packaging and programmatic selling.

Capitalize on Product and Geographic Opportunities.  We are also focused on growing our relevance to our advertising customers by continuously optimizing our display portfolio and targeting investments in promising market segments. We have continued to innovate and introduce new products in our markets based on local demand. Our street furniture business generates the largest portion of our revenue and that is where we plan to focus much of our investment. We plan to continue to evaluate municipal contracts that may come up for bid and will make prudent investments where we believe we can generate attractive returns.

Continue to Deploy Digital Display Networks.  Our digital outdoor displays are a dynamic medium, which enables our customers to engage in real-time, tactical, topical and flexible advertising. We will continue our focused and dedicated digital strategy and remain committed to the development of digital out-of-home communication solutions. Through our digital brand, Clear Channel Play, we are able to offer networks of digital displays in multiple formats and multiple environments including bus shelters, billboards, airports, transit, malls and flagship locations. Part of our long-term strategy is to pursue the diversification of our product offering by introducing novel technologies, such as beacons, small cells, wayfinding stations and provision of wifi in our street furniture network, as additions to traditional methods of displaying our clients’ advertisements. We are currently installing these technologies in some of our various markets. We seek to achieve greater consumer engagement and flexibility by delivering powerful, flexible and interactive campaigns that open up new possibilities for advertisers to engage with their target audiences. We had more than 6,600 digital displays in 19 countries across Europe, Asia and Australia as of December 31, 2015.

Sources of Revenue

Our International segment generated 52%, 54% and 53% of our revenue in 2015, 2014 and 2013, respectively.  Our International display inventory consists primarily of street furniture displays, billboards, transit displays and other out-of-home advertising displays. The following table shows the approximate percentage of revenue derived from each inventory category of our International segment:

	Year Ended December 31,
	2015	2014	2013
Street furniture displays	52%	50%	49%
Billboards	19%	20%	21%
Transit displays	9%	10%	10%
Other (1)	20%	20%	20%
Total	100%	100%	100%

(1)     Includes advertising revenue from mall displays, other small displays, and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services, operation of SmartBike programs and production revenue.

Our International segment generates the majority of its revenue from the sale of advertising space on street furniture displays, billboards, retail displays and transit displays. Similar to our Americas business, advertising rates generally are based on the gross ratings points of a display or group of displays. In some of the countries where we have operations, the number of impressions delivered by a display is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic.

While location, price and availability of displays are important competitive factors, we believe that providing quality customer service and establishing strong client relationships are also critical components of sales.  Our entrepreneurial culture allows local management to operate their markets as separate profit centers, encouraging customer cultivation and service.

Street Furniture Displays

Our International street furniture displays, available in traditional and digital formats, are substantially similar to their Americas street furniture counterparts, and include bus shelters, freestanding units, various types of kiosks, benches and other public structures.  Internationally, contracts with municipal and transit authorities for the right to place our street furniture in the public domain and sell advertising on such street furniture typically provide for terms ranging from two to 15 years. The major difference between our International and Americas street furniture businesses is in the nature of the municipal contracts.  In our International outdoor business, these contracts typically require us to provide the municipality with a broader range of metropolitan amenities such as bus shelters with or without advertising panels, information kiosks and public wastebaskets, as well as space for the municipality to display maps or other public information.  In exchange for providing such metropolitan amenities and display space, we are authorized to sell advertising space on certain sections of the structures we erect in the public domain.  Our International street furniture is typically sold to clients as network packages of multiple street furniture displays, with contract terms ranging from one to two weeks.  Client contracts are also available for longer terms.

Billboards

The sizes of our International billboards are not standardized.  The billboards vary in both format and size across our networks, with the majority of our International billboards being similar in size to our posters used in our Americas business.

Our billboard inventory is primarily comprised of premium billboards and classic billboards and is available in traditional and digital formats.

•         Premium. Digital premium billboards typically display static messages that resemble standard printed billboards when viewed, but also allow advertisers to change messages throughout the course of a day, and may display advertisements for multiple customers. Our electronic displays are linked through centralized computer systems to instantaneously and simultaneously change advertising copy as needed. Because of their greater size, impact, high frequency and 24-hour advertising changes, digital premium billboards typically deliver our highest rates. Almost all of the advertising copy displayed on traditional premium billboards is digitally-printed and transported to the billboard where it is secured to the display surface. Premium billboards generally are located along major expressways, primary commuting routes and main intersections that are highly visible and heavily trafficked. Our clients may contract for individual billboards or a network of billboards.

•         Classic. Digital and traditional classic billboards are available in a variety of formats across our markets. Similar to digital premium billboards, classic digital billboards typically display static messages that resemble standard printed posters when viewed, and are linked through centralized computer systems to instantaneously and simultaneously change messages throughout the course of a day. Advertising copy for traditional classic billboards is digitally printed then transported and secured to the poster surfaces. Classic billboards generally are located in commercial areas on primary and secondary routes near point-of-purchase locations, facilitating advertising campaigns with greater demographic targeting than those displayed on premium billboards. Classic billboards typically deliver lower rates than our premium billboards. Our intent is to combine the creative impact of premium billboards with the additional reach and frequency of classic billboards.

Our billboards are primarily sold to clients as network packages with contract terms typically ranging from one to two weeks. Long-term client contracts are also available and typically have terms of up to one year. We lease the majority of our billboard sites from private landowners, usually for one to ten years.

Retail Displays

Our retail displays are mainly standalone advertising structures in or in close proximity to retail outlets such as malls and supermarkets. The right to place our displays in these locations and to sell advertising space on them generally is awarded by retail outlet operators such as large retailers or mall operators either through private tenders or bilateral negotiations. Upfront investment and ongoing maintenance costs vary across contracts. Contracts with mall operators and retailers have terms ranging from three to ten years. Our client contracts for retail displays, either traditional or digital, generally have terms ranging from one week to two weeks.

Transit Displays

Our International transit display contracts are substantially similar to their Americas transit display counterparts. They are advertising surfaces on various types of vehicles or within transit systems, including on the interior and exterior sides of buses, trains, trams and within the common areas of rail stations and airports, and are available in both traditional and digital formats. Similar to street furniture, contracts for the right to place our displays on such vehicles or within such transit systems and to sell advertising space on them generally are awarded by public transit authorities in competitive bidding processes or are negotiated with private transit operators. Our transit display contracts often require us to make only a minimal initial investment and few ongoing maintenance expenditures. Contracts with public transit authorities or private transit operators typically have terms ranging from two to five years. Our client contracts for transit displays, either traditional or digital, generally have terms ranging from one week to one year, or longer.

Other International Displays and Services

The balance of our revenue from our International segment consists primarily of advertising revenue from mall displays, other small displays and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services, and production and creative services revenue.  Our International inventory includes other small displays that are counted as separate displays since they form a substantial part of our network and International outdoor advertising revenue.  We also have a SmartBike bicycle rental program which provides bicycles for rent to the general public in several municipalities.  In exchange for operating these bike rental programs, we generally derive revenue from advertising rights to the bikes, bike stations, additional street furniture displays and/or a share of rental income from the local municipalities.  In several of our International markets, we sell equipment or provide cleaning and maintenance services as part of street furniture contracts with municipalities.

Advertising Inventory and Markets

As of December 31, 2015, we owned or operated more than 540,000 displays in our International segment, with operations across 22 countries.  Our International display count includes display faces, which may include multiple faces on a single structure, as well as small, individual displays.  As a result, our International display count is not comparable to our Americas display count, which includes only unique displays.  No one property is material to our overall operations.  We believe that our properties are in good condition and suitable for our operations.

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

Client Categories

In 2015, the top five client categories in our International segment, based on International revenue derived from these categories, were retail, food and food products, entertainment, telecommunications and automotive, accessories and equipment.

Competition

The international outdoor advertising industry is competitive, consisting of several large companies involved in outdoor advertising, such as JCDecaux SA and ExterionMedia (UK) Limited, as well as  numerous smaller and local companies operating a limited number of displays in a single market or a few local markets.  We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, online, mobile and other forms of advertisement.  Outdoor companies compete primarily based on ability to reach consumers, which is driven by location of the display.

Our business requires us to obtain and renew contracts with municipalities and other governmental entities, which frequently require us to participate in competitive bidding processes at each renewal. Many of these contracts typically have terms ranging from two to 15 years and have revenue share, capital expenditure requirements and/or fixed payment components. Competitive bidding processes are complex and sometimes lengthy.  Substantial costs may be incurred in connection with preparing bids for such processes. Our competitors, individually or through relationships with third parties, may be able to provide municipalities with different or greater capabilities or prices or benefits than we can provide. In the past we have not, and most likely in the future will not, be awarded all of the contracts on which we bid. There can be no assurance that we will win any particular bid, or that we will be able to replace any revenues lost upon expiration or completion of a contract. Our inability to renew existing contracts can also result in significant expenses from the removal of our displays. Furthermore, if and when we do obtain a contract, we are generally required to incur significant start-up expenses. The costs of bidding on contracts and the start-up costs associated with new contracts we may obtain may significantly reduce our cash flow and liquidity. The success of our business also depends generally on our ability to obtain and renew contracts with private landlords.

Employees

As of December 31, 2015, we had approximately 1,700 domestic employees and approximately 4,300 international employees, of which approximately 5,300 were in direct operations and 700 were in administrative or corporate related activities. Approximately 100 of our employees are subject to collective bargaining agreements in their respective countries. We are a party to numerous collective bargaining agreements, none of which represent a significant number of employees.  We believe that our relationship with our employees is good.

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

U.S. federal law neither requires nor prohibits the removal of existing lawful billboards, but it does mandate the payment of compensation if a state or political subdivision compels the removal of a lawful billboard along the controlled roads.  In the past, state governments have purchased and removed existing lawful billboards for beautification purposes using federal funding for transportation enhancement programs, and these jurisdictions may continue to do so in the future. From time to time, state and local government authorities use the power of eminent domain and amortization to remove billboards.  Amortization is the required removal of legal non-conforming billboards (billboards which conformed with applicable laws and regulations when built, but which do not conform to current laws and regulations) or the commercial advertising placed on such billboards after a period of years. Pursuant to this concept, the governmental body asserts that just compensation is earned by continued operation of the billboard over that period of time. Although amortization is prohibited along all controlled roads, amortization has been upheld along non-controlled roads in limited instances where permitted by state and local law. Thus far, we have been able to obtain satisfactory compensation for, or relocation of, our billboards purchased or removed as a result of these types of governmental action, although there is no assurance that this will continue to be the case in the future.

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

The SEC maintains an internet website that contains these reports at www.sec.gov. Any materials we file with the SEC may also be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information concerning the operation of the Public Reference Room may be obtained by calling the SEC at (800) 732-0330.

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

To service our debt obligations and to fund our operations and our capital expenditures, we require a significant amount of cash to meet our needs, which depends on many factors beyond our control

Our ability to service our debt obligations and to fund our operations and our capital expenditures for display construction, renovation or maintenance requires a significant amount of cash.  Our primary sources of liquidity are cash on hand, cash flow from operations, the revolving promissory note with iHeartCommunications and our senior revolving credit facility.  Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flow from operations, borrowing capacity under the senior revolving credit facility and borrowing capacity under or repayment of amounts outstanding under the revolving promissory note with iHeartCommunications will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next twelve months.  However, our ability to fund our working capital, capital expenditures, debt service and other obligations depends on our future operating performance and cash from operations, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control. If our future operating performance does not meet our expectation or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing.  In addition, the purchase price of possible acquisitions, capital expenditures for deployment of digital billboards and/or other strategic initiatives could require additional indebtedness or equity financing on our part.  Adverse securities and credit market conditions could significantly affect the availability of equity or debt financing. Consequently, there can be no assurance that such financing, if permitted under the terms of our financing agreements, will be available on terms acceptable to us or at all. The inability to obtain additional financing in such circumstances could have a material adverse effect on our financial condition and on our ability to meet our obligations or pursue strategic initiatives. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.

We face intense competition in the outdoor advertising business

We operate in a highly competitive industry, and we may not be able to maintain or increase our current advertising revenues.  We compete for advertising revenue with other outdoor advertising businesses, as well as with other media, such as radio, newspapers, magazines, television, direct mail, mobile devices, satellite radio and Internet-based services, within their respective markets.  Market shares are subject to change for various reasons including through consolidation of our competitors through processes such as mergers and acquisitions, which could have the effect of reducing our revenue in a specific market.  Our competitors may develop technology, services or advertising media that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve.  It also is possible that new competitors may emerge and rapidly acquire significant market share in any of our business segments.  An increased level of competition for advertising dollars may lead to lower advertising rates as we attempt to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match.

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

The success of our street furniture and transit products businesses is dependent on our obtaining key municipal concessions, which we may not be able to obtain on favorable terms

Our street furniture and transit products businesses require us to obtain and renew contracts with municipalities and transit authorities. Many of these contracts, which require us to participate in competitive bidding processes at each renewal, typically have terms ranging from 2 to 15 years and have revenue share, capital expenditure requirements and/or fixed payment components. Competitive bidding processes are complex and sometimes lengthy and substantial costs may be incurred in connection with preparing bids.

  Our competitors, individually or through relationships with third parties, may be able to provide different or greater capabilities or prices or benefits than we can provide. In the past we have not been, and most likely in the future will not be, awarded all of the contracts on which we bid. The success of our business also depends generally on our ability to obtain and renew contracts with private landlords. There can be no assurance that we will win any particular bid, be able to renew existing contracts or be able to replace any revenue lost upon expiration or completion of a contract. Our inability to renew existing contracts may also result in significant expenses from the removal of our displays. Furthermore, if and when we do obtain a contract, we are generally required to incur significant start-up expenses. The costs of bidding on contracts and the start-up costs associated with new contracts we may obtain may significantly reduce our cash flow and liquidity.

This competitive bidding process presents a number of risks, including the following:

•         we expend substantial cost and managerial time and effort to prepare bids and proposals for contracts that we may not win;

•         we may be unable to estimate accurately the revenue derived from and the resources and cost structure that will be required to service any contract we win; and

•         we may encounter expenses and delays if our competitors challenge awards of contracts to us in competitive bidding, and any such challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract.

Our inability to successfully negotiate, renew or complete these contracts due to third-party or governmental demands and delay and the highly competitive bidding processes for these contracts could affect our ability to offer these products to our clients, or to offer them to our clients at rates that are competitive to other forms of advertising, without adversely affecting our financial results.

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

•         our inability to successfully adopt or are late in adopting technological changes and innovations that offer more attractive advertising alternatives than what we offer, which could result in a loss of advertising customers or lower advertising rates, which could have a material adverse effect on our operating results and financial performance;

•         unfavorable shifts in population and other demographics, which may cause us to lose advertising customers as people migrate to markets where we have a smaller presence or which may cause advertisers to be willing to pay less in advertising fees if the general population shifts into a less desirable age or geographical demographic from an advertising perspective;

•         adverse political effects and acts or threats of terrorism or military conflicts; and

•         unfavorable changes in labor conditions, which may impair our ability to operate or require us to spend more to retain and attract key employees.

Future acquisitions, dispositions and other strategic transactions could pose risks

We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue strategic acquisitions and dispositions of certain businesses. These acquisitions or dispositions could be material. Our strategy involves numerous risks, including:

•         our acquisitions may prove unprofitable and fail to generate anticipated cash flows;

•         our dispositions may negatively impact revenues from our national, regional and other sales networks;

•         our dispositions may make it difficult to generate cash flows from operations sufficient to meet our anticipated cash requirements;

•         to successfully manage our large portfolio of outdoor advertising and other businesses, we may need to:

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

Acquisitions and dispositions of outdoor advertising businesses may require antitrust review by U.S. federal antitrust agencies and may require review by foreign antitrust agencies under the antitrust laws of foreign jurisdictions. We can give no assurances that the DOJ, the FTC or foreign antitrust agencies will not seek to bar us from acquiring or disposing of outdoor advertising businesses or impose stringent undertaking on our business as a condition to the completion of an acquisition in any market where we already have a significant position.

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

From time to time, certain state and local governments and third parties have attempted to force the removal of our displays under various state and local laws, including zoning ordinances, permit enforcement and condemnation. Similar risks also arise in certain of our international jurisdictions.  Certain zoning ordinances provide for amortization  which is the required removal of legal non-conforming billboards (billboards which conformed with applicable laws and regulations when built, but which do not conform to current laws and regulations) or the commercial advertising placed on such billboards after a period of years. Pursuant to this concept, the governmental body asserts that just compensation is earned by continued operation of the billboard over that period of time. Although amortization is prohibited along all controlled roads, amortization has been upheld along non-controlled roads in limited instances where permitted by state and local law. Other regulations limit our ability to rebuild, replace, repair, maintain and upgrade non-conforming displays. In addition, from time to time third parties or local governments assert that we own or operate displays that either are not properly permitted or otherwise are not in strict compliance with applicable law. If we are increasingly unable to resolve such allegations or obtain acceptable arrangements in circumstances in which our displays are subject to removal, modification or amortization, or if there occurs an increase in such regulations or their enforcement, our operating results could suffer.

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

International regulation of the outdoor advertising industry can vary by municipality, region and country, but generally limits the size, placement, nature and density of out-of-home displays. Other regulations limit the subject matter, animation and language of out-of-home displays. Our failure to comply with these or any future international regulations could have an adverse impact on the effectiveness of our displays or their attractiveness to clients as an advertising medium and may require us to make significant expenditures to ensure compliance and avoid certain penalties or contractual breaches. As a result, we may experience a significant impact on our operations, revenue, international client base and overall financial condition.

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

If our security measures are breached, we could lose valuable information, suffer disruptions to our business, and incur expenses and liabilities including damages to our relationships with business partners and advertisers

Although we have implemented physical and electronic security measures to protect against the loss, misuse and alteration of our websites, digital assets and proprietary business information as well as, consumer, business partner and advertiser personally identifiable information, no security measures are perfect and impenetrable and we may be unable to anticipate or prevent unauthorized access.  A security breach could occur due to the actions of outside parties, employee error, malfeasance or a combination of these or other actions.  If an actual or perceived breach of our security occurs, we could lose competitively sensitive business information or suffer disruptions to our business operations, information processes or internal controls.  In addition, the public perception of the effectiveness of our security measures or services could be harmed; we could lose consumers, business partners and advertisers.  In the event of a security breach, we could suffer financial exposure in connection with penalties, remediation efforts, investigations and legal proceedings and changes in our security and system protection measures. Currently, not all of our systems are fully compliant with PCI-DSS standards and, as a result, we may face additional liability in the event of a security breach involving payment card information.

Restrictions on outdoor advertising of certain products may restrict the categories of clients that can advertise using our products

Out-of-court settlements between the major U.S. tobacco companies and all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and other U.S. territories include a ban on the outdoor advertising of tobacco products.  Other products and services may be targeted in the U.S. in the future, including alcohol products.  Most European Union countries, among other nations, also have banned outdoor advertisements for tobacco products and regulate alcohol advertising.  Regulations vary across the countries in which we conduct business.  Any significant reduction in advertising of products due to content-related restrictions could cause a reduction in our direct revenues from such advertisements and an increase in the available space on the existing inventory of billboards in the outdoor advertising industry.

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

We are exposed to foreign currency exchange risks because a portion of our revenue is received in foreign currencies and translated to U.S. dollars for reporting purposes.

We generate a portion of our revenues in currencies other than U.S. dollars. Changes in economic or political conditions in any of the foreign countries in which we operate could result in exchange rate movement, new currency or exchange controls or other currency restrictions being imposed. Because we receive a portion of our revenues in currencies from the countries in which we operate, exchange rate fluctuations in any such currency could have an adverse effect on our profitability. A portion of our cash flows are generated in foreign currencies and translated to U.S. dollars for reporting purposes, and certain of the indebtedness held by our international subsidiaries is denominated in U.S. dollars, and, therefore, significant changes in the value of such foreign currencies relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on our indebtedness.

Given the volatility of exchange rates, we cannot assure you that we will be able to effectively manage our currency transaction and/or translation risks. It is possible that volatility in currency exchange rates will have a material adverse effect on our financial condition or results of operations. We expect to experience economic losses and gains and negative and positive impacts on our operating income as a result of foreign currency exchange rate fluctuations.

Doing business in foreign countries exposes us to certain risks not expected to occur when doing business in the United States

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

Risks Related to Our Relationship with iHeartCommunications

Because iHeartCommunications controls substantially all of the total voting power of our common stock, investors will not be able to affect the outcome of any stockholder vote

As of December 31, 2015, iHeartCommunications indirectly owned (1) all of our outstanding shares of Class B common stock and (2) 10,726,917 shares of our Class A common stock, collectively representing approximately 90% of the outstanding shares of our common stock.  Each share of our Class B common stock entitles its holder to 20 votes and each share of our Class A common stock entitles its holder to one vote on all matters on which stockholders are entitled to vote.  As a result, as of December 31, 2015, iHeartCommunications controlled approximately 99% of the total voting power of our common stock.

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

Our agreements with iHeartCommunications impose obligations on, and iHeartCommunications’ financing agreements effectively impose restrictions on, our ability to finance operations and capital needs, make acquisitions and engage in other business activities

We have entered into a Master Agreement, a Corporate Services Agreement, an Employee Matters Agreement, a Tax Matters Agreement, a Trademark License Agreement and a number of other agreements with iHeartCommunications setting forth various matters governing our relationship with iHeartCommunications while it remains a significant stockholder in us.  These agreements allow iHeartCommunications to retain control over many aspects of our operations.  We are not able to terminate these agreements or amend them in a manner we deem more favorable so long as iHeartCommunications continues to own shares of our common stock representing more than 50% of the total voting power of our common stock.  iHeartCommunications’ financing agreements also impose a number of restrictions on us.

Pursuant to the Corporate Services Agreement, we are obligated to use various corporate services provided by iHeartCommunications and its affiliates, including treasury, payroll and other financial services, certain executive officer services, human resources and employee benefit services, legal services, information systems and network services and procurement and sourcing support.  Also pursuant to the Corporate Services Agreement, substantially all of the cash generated from our domestic Americas operations is transferred daily into accounts of iHeartCommunications (after satisfying our controlled disbursement accounts and the funding requirements of the trustee accounts under the senior notes and the senior subordinated notes issued by Clear Channel Worldwide Holdings, Inc., an indirect, wholly-owned subsidiary of ours), where funds of ours and of iHeartCommunications are commingled, and recorded as “Due from/to iHeartCommunications” on the consolidated balance sheet.  Net amounts owed between us and iHeartCommunications are evidenced by revolving promissory notes.  We do not have any material committed external sources of capital independent from iHeartCommunications, and iHeartCommunications is not required to provide us with funds to finance our working capital or other cash requirements. In addition, we have no access to the cash transferred from us to iHeartCommunications other than our right to demand payment by iHeartCommunications of the amounts owed to us under the revolving promissory note.

The “Due from iHeartCommunications” note previously was the subject of derivative litigation filed by our stockholders in the Delaware Court of Chancery.  Pursuant to the terms of the settlement, our board of directors established a committee for the specific purpose of monitoring the Due from iHeartCommunications note.  That committee has the non-exclusive authority to demand payments under the Due from iHeartCommunications note under certain specified circumstances tied to iHeartCommunications’ liquidity or the amount outstanding under the Due from iHeartCommunications note as long as our board of directors declares a simultaneous dividend equal to the amount so demanded.  Any future repayments and simultaneous dividends would further reduce the amount of the Due from iHeartCommunications note asset that is available to us as a source of liquidity for ongoing working capital, capital expenditure, debt service, special dividend and other funding requirements.

If iHeartCommunications were to become insolvent, we would be an unsecured creditor of iHeartCommunications.  In such event, we would be treated the same as other unsecured creditors of iHeartCommunications and, if we were not entitled to amounts outstanding under such note, or could not obtain such cash on a timely basis, we could experience a liquidity shortfall.  At December 31, 2015 and 2014, the asset recorded in “Due from iHeartCommunications” on the consolidated balance sheet was $930.8 million and $947.8 million, respectively.

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

The terms of our arrangements with iHeartCommunications may be more or less favorable than we would be able to obtain from an unaffiliated third party, and we may be unable to replace the services iHeartCommunications provides us in a timely manner or on comparable terms

We negotiated our arrangements with iHeartCommunications in the context of a parent-subsidiary relationship prior to the initial public offering of our Class A common stock.  Although iHeartCommunications is contractually obligated to provide us with services during the term of the Corporate Services Agreement, we cannot assure you these services will be sustained at an appropriate level, or that we will be able to replace these services in a timely manner or on comparable terms.  In addition, we cannot provide assurance that the amount we pay iHeartCommunications for the services will be as favorable to us as that which may be available for comparable services provided by unrelated third parties.  Other agreements with iHeartCommunications also govern our relationship with iHeartCommunications and provide for the allocation of employee benefit, tax and other liabilities and obligations attributable to our operations.  The agreements also contain terms and provisions that may be more favorable than terms and provisions we might have obtained in arm’s length negotiations with unaffiliated third parties.  If iHeartCommunications ceases to provide services to us pursuant to those agreements, our costs of procuring those services from third parties may increase.

Conflicts of interest may arise between iHeartCommunications and us that could be resolved in a manner unfavorable to us

Questions relating to conflicts of interest may arise between iHeartCommunications and us in a number of areas relating to our past and ongoing relationships.  iHeartCommunications is owned indirectly by iHeartMedia. Two of our directors serve as directors of iHeartMedia. Three of our other directors are affiliated with iHeartMedia and its stockholders.  In addition, five of our executive officers serve as executive officers of iHeartMedia, including our CEO who also serves as the CEO of iHeartCommunications.

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

•             Intercompany financing. iHeartCommunications may cause us to engage in transactions for the purpose of supporting its liquidity needs, such as financings or asset sales, which may negatively affect our business operations or our capital structure.  In its Annual Report on Form 10-K filed with the SEC on February 25, 2016, iHeartCommunications stated that its ability to fund its ongoing capital needs depends on its future operating performance and cash from operations, as well as its ability to generate cash from liquidity-generating transactions, and that it is currently exploring, and expects to continue to explore, a variety of transactions to provide it with additional liquidity. These liquidity-generating transactions may involve us or our assets.

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

In addition, the corporate opportunity policy set forth in our amended and restated certificate of incorporation addresses potential conflicts of interest between our company, on the one hand, and iHeartCommunications or iHeartMedia and its officers and directors who are officers or directors of our company, on the other hand.  The policy provides that if iHeartCommunications or iHeartMedia acquires knowledge of a potential transaction or matter which may be a corporate opportunity for both iHeartCommunications and us, we will have renounced our interest in the corporate opportunity.  It also provides that if one of our directors or officers who is also a director or officer of iHeartCommunications or iHeartMedia learns of a potential transaction or matter that may be a corporate opportunity for both iHeartCommunications and us, (1) we will have renounced our interest in the corporate opportunity, unless that opportunity is expressly offered to that person in writing solely in his or her capacity as our director or officer, and (2) the director or officer will have no duty to communicate or present that corporate opportunity to us and will not be liable to us or our stockholders for breach of fiduciary duty by reason of iHeartCommunications’ actions with respect to that corporate opportunity.

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

Risks Related to Our Class A Common Stock

Our stock ownership by iHeartCommunications, provisions in our agreements with iHeartCommunications and our corporate governance documents and Delaware law may delay or prevent an acquisition of us that our other stockholders may consider favorable, which could decrease the value of your shares of Class A common stock

As long as iHeartCommunications continues to own shares of our common stock representing more than 50% of the total voting power of our common stock, it will have the ability to control decisions regarding an acquisition of us by a third party.  As a controlled company, we are exempt from some of the corporate governance requirements of the NYSE, including the requirement that our board of directors consist of a majority of independent directors.  In addition, our amended and restated certificate of incorporation, bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors.  These provisions include restrictions on the ability of our stockholders to remove directors, supermajority voting requirements for stockholders to amend our organizational documents, restrictions on a classified board of directors and limitations on action by our stockholders by written consent.  Some of these provisions, such as the limitation on stockholder action by written consent, only become effective once iHeartCommunications no longer controls us.  In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer.  Delaware law also imposes certain restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding voting stock.  These restrictions under Delaware law do not apply to iHeartCommunications while it retains at least 15% or more of our Class B common stock.  Although we believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics and thereby provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

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

An increase in the concentration of our stock ownership by iHeartCommunications could depress the market price for shares of our Class A common stock

As a result of the significant concentration of our stock ownership, we have a relatively small public float compared to the number of our shares outstanding, which may adversely affect the trading price for our Class A common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.  On August 9, 2010, iHeartCommunications, our indirect parent entity, announced a stock purchase program under which iHeartCommunications or its subsidiaries may purchase up to an aggregate of $100 million of our Class A common stock and/or the Class A common stock of iHeartMedia.  As of December 31, 2014, a subsidiary of iHeartCommunications had purchased 6,553,971 shares of our Class A common stock.  On January 7, 2015, a subsidiary of iHeartCommunications purchased an additional 2,000,000 shares of our Class A common stock, and on April 2, 2015, a subsidiary of iHeartCommunications purchased an additional 2,172,946 shares of our Class A common stock. As a result of this purchase, the stock purchase program concluded; however, future stock purchases would result in additional concentration of our stock ownership and further reduce our public float.  As of December 31, 2015, iHeartCommunications, through its subsidiaries, held approximately 90.1% of our outstanding shares of common stock.

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

We currently do not pay regularly-scheduled dividends on our Class A common stock

We paid a special dividend on March 15, 2012, a special dividend on November 8, 2013 in connection with the settlement of litigation, a special dividend on August 11, 2014, a special dividend on January 7, 2016 and a special dividend on February 4, 2016.  We do not pay regularly-scheduled dividends and are subject to restrictions on our ability to pay dividends should we seek to do so in the future.  We are a holding company with no independent operations and no significant assets other than the stock of our subsidiaries.  We, therefore, are dependent upon the receipt of dividends or other distributions from our subsidiaries to pay dividends.  In addition, Clear Channel Worldwide Holdings, Inc.’s (“CCWH”) senior notes and CCWH’s senior subordinated notes contain restrictions on our ability to pay dividends.  If we elect not to pay dividends in the future or are prevented from doing so, the price of our Class A common stock must appreciate in order to realize a gain on your investment.  This appreciation may not occur.

Risks Related to Our Indebtedness

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful

We have a substantial amount of indebtedness.  At December 31, 2015, we had $5.2 billion of total indebtedness outstanding, including: (1) $2.7 billion aggregate principal amount of CCWH’s senior notes, net of unamortized discounts of $5.6 million, which mature in November 2022; (2) $2.2 billion aggregate principal amount of CCWH’s senior subordinated notes, which mature in March 2020; (3) $222.8 million aggregate principal amount outstanding of international subsidiary senior notes, net of unamortized discounts of $2.2 million, which mature in December 2020; and (4) $19.0 million of other debt. This large amount of indebtedness could have negative consequences for us, including, without limitation:

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

•         limiting our ability to refinance any of the indebtedness or increasing the cost of any such financing;

•         making us more vulnerable to an increase in interest rates, a downturn in our operating performance, a decline in general economic or industry conditions or a disruption in the credit markets; and

•         making us more susceptible to negative changes in credit ratings, which could impact our ability to obtain financing in the future and increase the cost of such financing.

If compliance with the debt obligations materially hinders our ability to operate our business and adapt to changing industry conditions, we may lose market share, our revenue may decline and our operating results may suffer.

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

Because we derive a substantial portion of operating income from our subsidiaries, our ability to repay our debt depends upon the performance of our subsidiaries and their ability to dividend or distribute funds to us

We derive all of our operating income from our subsidiaries. As a result, our cash flow and the ability to service our indebtedness depend on the performance of our subsidiaries and the ability of those entities to distribute funds to us. We cannot assure you that our subsidiaries will be able to, or be permitted to, pay to us the amounts necessary to service our debt.

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

Downgrades in our and iHeartCommunications’ credit ratings may adversely affect our borrowing costs, limit our financing options, reduce our flexibility under future financings and adversely affect our liquidity, and also may adversely impact our business operations

Our and iHeartCommunications’ corporate credit ratings are speculative-grade. In December 2015, the corporate family rating for Clear Channel Worldwide Holdings, Inc. (“CCWH”) was revised downward by Moody’s Investors Service, Inc. and Fitch Ratings, Inc. downgraded its credit rating on CCWH’s 7.625% Senior Subordinated Notes due 2020. Furthermore, in January 2016, Standard & Poor’s Rating Services, Inc. lowered its corporate credit rating on iHeartCommunications. Any further reductions in our and iHeartCommunications’ credit ratings could increase our borrowing costs, reduce the availability of financing to us or increase the cost of doing business or otherwise negatively impact our business operations.

Cautionary Statement Concerning Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf.  Except for the historical information, this report contains various forward-looking statements which represent our current expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, our ability to comply with the covenants in the agreements governing our indebtedness and the availability of capital and the terms thereof.  Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our future performance.  These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance.  There can be no assurance, however, that management’s expectations will necessarily come to pass.  Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements.  We do not intend, nor do we undertake any duty, to update any forward-looking statements.

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

•         the risk that our strategic revenue and efficiency initiatives may not be entirely successful or that any cost savings achieved from such strategic revenue and efficiency initiatives may not be sustained;

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our worldwide corporate headquarters is in San Antonio, Texas, where iHeartCommunications leases space in an executive office building and a data and administrative service center.  The headquarters of our Americas operations is in New York, New York and the headquarters of our International operations is in London, England.  In addition, certain of our executive and other operations are located in New York, New York and London, England.

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

International Investigations

On April 21, 2015, inspections were conducted at our premises in Denmark and Sweden as part of an investigation by Danish competition authorities. On the same day, we received a communication from the U.K. competition authorities, also in connection with the investigation by Danish competition authorities. We are cooperating with the national competition authorities. At this time, the outcome of this investigation is uncertain.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information with respect to our executive officers is presented as of February 25, 2016:

Name	Age	Position
Robert W. Pittman	62	Chairman and Chief Executive Officer
Richard J. Bressler	58	Chief Financial Officer
Scott R. Wells	47	Chief Executive Officer – Clear Channel Outdoor Americas
C. William Eccleshare	60	Chairman and Chief Executive Officer – Clear Channel Outdoor International
Steven J. Macri	47	Senior Vice President-Finance
Scott D. Hamilton	46	Senior Vice President, Chief Accounting Officer and Assistant Secretary
Robert H. Walls, Jr.	55	Executive Vice President, General Counsel and Secretary

The officers named above serve until their respective successors are chosen and qualified, in each case unless the officer sooner dies, resigns, is removed or becomes disqualified.

Robert W. Pittman is the Chairman and Chief Executive Officer of iHeartMedia, iHeartCommunications and the Company and the Chairman and Chief Executive Officer of Clear Channel Outdoor Holdings, Inc.. Mr. Pittman was appointed as the Executive Chairman and a director of iHeartMedia and iHeartCommunications on October 2, 2011. He was appointed as Chairman of iHeartMedia and iHeartCommunications on May 17, 2013. He also was appointed as Chairman and Chief Executive Officer and a member of the board of managers of the Company on April 26, 2013. Prior to October 2, 2011, Mr. Pittman served as Chairman of Media and Entertainment Platforms for iHeartMedia and iHeartCommunications since November 2010. He has been a member of, and an investor in, Pilot Group, a private equity investment company, since April 2003. Mr. Pittman was formerly Chief Operating Officer of AOL Time Warner, Inc. from May 2002 to July 2002. He also served as Co-Chief Operating Officer of AOL Time Warner, Inc. from January 2001 to May 2002, and earlier, as President and Chief Operating Officer of America Online, Inc. from February 1998 to January 2001. Mr. Pittman serves on the boards of numerous charitable organizations, including the Alliance for Lupus Research, the Rock and Roll Hall of Fame Foundation and the Robin Hood Foundation, where he has served as past Chairman. Mr. Pittman was selected to serve as a member of our Board because of his service as our Chief Executive Officer, as well as his extensive media experience gained through the course of his career.

Richard J. Bressler is the President, Chief Operating Officer, Chief Financial Officer and Director of iHeartMedia, the Company and iHeartCommuncations and the Chief Financial Officer of Clear Channel Outdoor Holdings, Inc..  Mr. Bressler was appointed as the Chief Financial Officer and President of iHeartMedia, the Company, iHeartCommunications and Clear Channel Outdoor Holdings, Inc. on July 29, 2013 and as Chief Operating Officer of iHeartMedia, the Company and iHeartCommunications on February 18, 2015. Prior thereto, Mr. Bressler was a Managing Director at THL. Prior to joining THL, Mr. Bressler was the Senior Executive Vice President and Chief Financial Officer of Viacom, Inc. from 2001 through 2005. He also served as Chairman and Chief Executive Officer of Time Warner Digital Media and, from 1995 to 1999, was Executive Vice President and Chief Financial Officer of Time Warner Inc. Prior to joining Time Inc. in 1988, Mr. Bressler was a partner with the accounting firm of Ernst & Young LLP since 1979. Mr. Bressler also currently is a director of iHeartMedia, iHeartCommunications and Gartner, Inc., a member of the board of managers of iHeartMedia Capital I, LLC and a board observer at Univision Communications Inc. Mr. Bressler previously served as a member of the board of directors of American Media Operations, Inc., Nielsen Holdings B.V. and Warner Music Group Corp. and as a member of the J.P. Morgan Chase National Advisory Board. Mr. Bressler holds a B.B.A. in Accounting from Adelphi University.

Scott R. Wells is the Chief Executive Officer of Clear Channel Outdoor Americas at each of the iHeartMedia, the Company, iHeartCommuncations and Clear Channel Outdoor Holdings, Inc. and was appointed to this position on March 3, 2015.  Previously, Mr. Wells served as an Operating Partner at Bain Capital since January 2011 and prior to that served as an Executive Vice President at Bain Capital since 2007. Mr. Wells also was one of the leaders of the firm’s operationally focused Portfolio Group. Prior to joining Bain Capital, he held several executive roles at Dell, Inc. (“Dell”) from 2004 to 2007, most recently as Vice President of Public Marketing and On-Line in the Americas. Prior to joining Dell, Mr. Wells was a Partner at Bain & Company, where he focused primarily on technology and consumer-oriented companies. Mr. Wells was a member of our Board from August 2008 until March 2015. He currently serves as a director of CRC Health Corporation. He has an M.B.A., with distinction, from the Wharton School of the University of Pennsylvania and a B.S. from Virginia Tech.

C. William Eccleshare is the Chairman and Chief Executive Officer- Clear Channel International at each of iHeartMedia, the Company, iHeartCommuncations and Clear Channel Outdoor Holdings, Inc. and was appointed to this position on March 2, 2015. Prior to such time, he served as Chief Executive Officer – Outdoor of iHeartMedia, iHeartCommuncations and Clear Channel Outdoor Holdings, Inc. since January 24, 2012 and as Chief Executive Officer—Outdoor of the Company on April 26, 2013.  Prior to January 24, 2012, he served as Chief Executive Officer—Clear Channel Outdoor—International of iHeartMedia and iHeartCommunications since February 17, 2011 and as Chief Executive Officer—International of Clear Channel Outdoor Holdings, Inc. since September 1, 2009.  Previously, he was Chairman and CEO of BBDO EMEA from 2005 to 2009.  Prior thereto, he was Chairman and CEO of Young & Rubicam EMEA since 2002.

Steven J. Macri is the Senior Vice President-Corporate Finance of iHeartMedia, the Company, iHeartCommunications and Clear Channel Outdoor Holdings, Inc. and was appointed to this position on September 9, 2014. Prior thereto, Mr. Macri served as the Chief Financial Officer of iHeartMedia’s iHeartMedia division from October 7, 2013 to September 2014. Prior to joining the company, Mr. Macri served as Chief Financial Officer for LogicSource Inc., from March 2012 to September 2013. Prior to joining LogicSource, Mr. Macri was Executive Vice President and Chief Financial Officer at Warner Music Group Corp. from September 2008 to December 2011 and prior thereto served as Controller and Senior Vice President-Finance from February 2005 to August 2008.

Scott D. Hamilton is the Senior Vice President, Chief Accounting Officer and Assistant Secretary of iHeartMedia, the Company, iHeartCommunications and Clear Channel Outdoor Holdings, Inc.. Mr. Hamilton was appointed Senior Vice President, Chief Accounting Officer and Assistant Secretary of iHeartMedia, iHeartCommunications and Clear Channel Outdoor Holdings, Inc. on April 26, 2010 and was appointed as Senior Vice President, Chief Accounting Officer and Assistant Secretary of the Company on April 26, 2013.  Prior to April 26, 2010, Mr. Hamilton served as Controller and Chief Accounting Officer of Avaya Inc. (“Avaya”), a multinational telecommunications company, from October 2008 to April 2010.  Prior thereto, Mr. Hamilton served in various accounting and finance positions at Avaya, beginning in October 2004.  Prior thereto, Mr. Hamilton was employed by PricewaterhouseCoopers from September 1992 until September 2004 in various roles including audit, transaction services and technical accounting consulting.

Robert H. Walls, Jr. is the Executive Vice President, General Counsel and Secretary of iHeartMedia, the Company, iHeartCommunications and Clear Channel Outdoor Holdings, Inc..  Mr. Walls was appointed the Executive Vice President, General Counsel and Secretary of iHeartMedia, iHeartCommunications and Clear Channel Outdoor Holdings, Inc. on January 1, 2010 and was appointed as Executive Vice President, General Counsel and Secretary of the Company on April 26, 2013.  On March 31, 2011, Mr. Walls was appointed to serve in the newly-created Office of the Chief Executive Officer for us, iHeartCommunications and Clear Channel Outdoor Holdings, Inc., in addition to his existing offices.  Mr. Walls served in the Office of the Chief Executive Officer for us and iHeartCommunications until October 2, 2011, and served in the Office of the Chief Executive Officer for Clear Channel Outdoor Holdings, Inc. until January 24, 2012.  Mr. Walls was a founding partner of Post Oak Energy Capital, LP and served as Managing Director through December 31, 2009 and as an advisor to Post Oak Energy Capital, LP through December 31, 2013.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our Class A common stock trade on the New York Stock Exchange (“NYSE”) under the symbol “CCO.”  There were 74 stockholders of record as of February 22, 2016.  This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.  The following table sets forth, for the calendar quarters indicated, the reported high and low sales prices of our Class A common stock as reported on the NYSE:

	Class A Common Stock Market Price			Class A Common Stock Market Price
	High	Low		High	Low
2015			2014
First Quarter................	$11.00	$9.01	First Quarter..................	$10.35	$8.89
Second Quarter...........	11.61	9.63	Second Quarter.............	9.14	7.90
Third Quarter..............	10.23	7.09	Third Quarter................	7.70	6.74
Fourth Quarter............	7.65	4.78	Fourth Quarter..............	10.59	6.34

There is no established public trading market for our Class B common stock.  There were 315,000,000 shares of our Class B common stock outstanding on February 22, 2016.  iHeartCommunications indirectly holds all of the shares of Class B common stock outstanding and 10,726,917 shares of Class A common stock, representing approximately 90% of the shares outstanding and approximately 99% of the voting power.  The holders of our Class A common stock and Class B common stock have identical rights, except holders of our Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to 20 votes per share.  The shares of Class B common stock are convertible, at the option of the holder at any time or upon any transfer, into shares of Class A common stock on a one-for-one basis, subject to certain limited exceptions.

Dividend Policy

On March 15, 2012, we paid a special dividend in an amount equal to $6.0832 per share to the holders of record of our Class A and Class B common stock at the close of business on March 12, 2012 and, on November 8, 2013, in connection with the settlement of the derivative litigation related to the Due from iHeartCommunications note, we paid a special dividend in an amount equal to $0.5578 per share to the holders of record of our Class A and Class B common stock at the close of business on November 5, 2013.  On August 11, 2014, we paid a special dividend in an amount equal to $0.4865 per share to the holders of record of our Class A and Class B common stock at the close of business on August 4, 2014.  On January 7, 2016, we paid a special dividend in an amount equal to $0.6026 per share to the holders of record of our Class A and Class B common stock at the close of business on January 4, 2016.  On February 4, 2016, we paid a special dividend in an amount equal to $1.4937 per share to the holders of record of our Class A and Class B common stock at the close of business on February 1, 2016. We do not pay regularly scheduled dividends, and our ability to pay dividends on our common stock is subject to restrictions should we seek to do so in the future.

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

Sales of Unregistered Securities

We did not sell any equity securities during 2015 that were not registered under the Securities Act of 1933.

Purchases of Equity Securities

The following table sets forth the purchases made during the quarter ended December 31, 2015 by or on behalf of us or an affiliated purchaser of shares of our Class A common stock registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 through October 31	3,525	$ 7.18	-	$-
November 1 through November 30	-	-	-	-
December 1 through December 31	-	-	-	-
Total	3,525	$ 7.18	-	$-

(1)             The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended December 31, 2015 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

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

(In thousands)	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Results of Operations Data:
Revenue	$2,806,204	$2,961,259	$2,946,190	$2,946,944	$3,003,874
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,494,902	1,596,888	1,594,728	1,603,492	1,630,875
Selling, general and administrative expenses (excludes depreciation and amortization)	531,504	548,519	543,572	574,662	538,032
Corporate expenses (excludes depreciation and amortization)	116,380	130,894	124,399	115,832	100,971
Depreciation and amortization	375,962	406,243	403,170	399,264	432,035
Impairment charges (1)	21,631	3,530	13,150	37,651	7,614
Other operating income (expense), net	(4,824)	7,259	22,979	50,943	8,591
Operating income	261,001	282,444	290,150	266,986	302,938
Interest expense, net (including interest income on Due from iHeartCommunications)	294,230	293,086	298,573	310,115	196,976
Loss on marketable securities	-	-	(18)	(2,578)	(4,827)
Equity in earnings (loss) of nonconsolidated affiliates	(289)	3,789	(2,092)	843	6,029
Loss on extinguishment of debt	-	-	-	(221,071)	-
Other income (expense), net	12,387	15,185	1,016	(364)	(649)
Income (loss) before income taxes	(21,131)	8,332	(9,517)	(266,299)	106,515
Income tax benefit (expense)	(50,177)	8,787	(14,809)	107,089	(43,296)
Consolidated net income (loss)	(71,308)	17,119	(24,326)	(159,210)	63,219
Less amount attributable to noncontrolling interest	24,764	26,709	24,134	23,902	20,273
Net income (loss) attributable to the Company	$(96,072)	$(9,590)	$(48,460)	$(183,112)	$42,946

(1)         We recorded non-cash impairment charges of $21.6 million, $3.5 million, $13.2 million, $37.7 million and $7.6 million during 2015, 2014, 2013, 2012 and 2011, respectively. Our impairment charges are discussed more fully in Item 8 of Part II of this Annual Report on Form 10-K.

Net income (loss) attributable to the Company per common share:
Basic	$(0.27)	$(0.03)	$(0.14)	$(0.54)	$0.11
Weighted average common shares	359,508	358,565	357,662	356,915	355,907

Diluted	$(0.27)	$(0.03)	$(0.14)	$(0.54)	$0.11
Weighted average common shares	359,508	358,565	357,662	356,915	356,528

(In thousands)	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Current assets	$1,577,211	$1,064,110	$1,222,125	$1,509,346	$1,453,728
Property, plant and equipment, net	1,627,986	1,905,651	2,081,098	2,207,744	2,246,710
Total assets	6,357,199	6,346,572	6,743,089	7,099,728	7,088,185
Current liabilities	920,613	717,829	773,590	811,405	720,983
Long-term debt, including current maturities	5,161,234	4,933,929	4,935,376	4,944,795	2,545,909
Shareholders’ equity (deficit)	(569,667)	(140,941)	160,108	446,089	2,740,227

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Format of Presentation

Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes contained in Item 8 of this Annual Report on Form 10-K.  Our discussion is presented on both a consolidated and segment basis.  Our reportable operating segments are Americas outdoor advertising (“Americas”) and International outdoor advertising (“International”).  Our Americas and International segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types.

We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Other operating income (expense), net, Interest expense, Interest income on Due from iHeartCommunications, Loss on marketable securities, Equity in earnings (loss) of nonconsolidated affiliates, Loss on extinguishment of debt, Gain (loss) on extinguishment of debt, Other income, net and Income tax benefit (expense) are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

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

The significant expenses associated with our operations include direct production, maintenance and installation expenses as well as site lease expenses for land under our displays including revenue-sharing or minimum guaranteed amounts payable under our billboard, street furniture and transit display contracts.  Our direct production, maintenance and installation expenses include costs for printing, transporting and changing the advertising copy on our displays, the related labor costs, the vinyl and paper costs, electricity costs and the costs for cleaning and maintaining our displays.  Vinyl and paper costs vary according to the complexity of the advertising copy and the quantity of displays.  Our site lease expenses include lease payments for use of the land under our displays, as well as any revenue-sharing arrangements or minimum guaranteed amounts payable that we may have with the landlords.  The terms of our site leases and revenue-sharing or minimum guaranteed contracts generally range from one to 20 years.

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

International

Similar to our Americas business, advertising rates generally are based on the gross ratings points of a display or group of displays. The number of impressions delivered by a display, in some countries, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic.  In addition, because our International advertising operations are conducted in foreign markets, including Europe, Asia and Australia, management reviews the operating results from our foreign operations on a constant dollar basis.  A constant dollar basis allows for comparison of operations independent of foreign exchange movements.

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

Macroeconomic Indicators

Our advertising revenue for our Americas and International segments is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally. According to the U.S. Department of Commerce, estimated U.S. GDP growth for 2015 was 2.4%. Internationally, our results are impacted by fluctuations in foreign currency exchange rates as well as the economic conditions in the foreign markets in which we have operations.

Relationship with iHeartCommunications

There are several agreements which govern our relationship with iHeartCommunications including the Master Agreement, Corporate Services Agreement, Employee Matters Agreement, Tax Matters Agreement and Trademark and License Agreement.  iHeartCommunications has the right to terminate these agreements in various circumstances.  As of the date of the filing of this Annual Report on Form 10-K, no notice of termination of any of these agreements has been received from iHeartCommunications.  Our agreements with iHeartCommunications continued under the same terms and conditions subsequent to iHeartCommunications’ merger.

In accordance with the Master Agreement, our branch managers follow a corporate policy allowing iHeartCommunications to use, without charge, Americas’ displays they believe would otherwise be unsold.  iHeartCommunications bears the cost of producing the advertising and we bear the costs of installing and removing this advertising.

Under the Corporate Services Agreement, iHeartCommunications provides management services to us.  These services are charged to us based on actual direct costs incurred or allocated by iHeartCommunications based on headcount, revenue or other factors on a pro rata basis.  For the years ended December 31, 2015, 2014 and 2013, we recorded approximately $30.1 million, $31.2 million and $35.4 million, respectively, as a component of corporate expenses for these services.

On August 9, 2010, iHeartCommunications announced that its board of directors approved a stock purchase program under which iHeartCommunications or its subsidiaries may purchase up to an aggregate of $100.0 million of our Class A common stock and/or the Class A common stock of iHeartMedia.  As of December 31, 2014, an aggregate $34.2 million was available under this program.  In January 2015, a subsidiary of iHeartCommunications purchased an additional 2,000,000 shares of the Company’s Class A common stock for $20.4 million.  On April 2, 2015, a subsidiary of iHeartCommunications purchased an additional 2,172,946 shares of the Company’s Class A common stock for $22.2 million, increasing iHeartCommunications’ collective holdings to represent slightly more than 90% of the outstanding shares of the Company’s common stock on a fully-diluted basis, assuming the conversion of all of the Company’s Class B common stock into Class A common stock. As a result of this purchase, the stock purchase program concluded. The purchase of shares in excess of the amount available under the stock purchase program was separately approved by the iHeartCommunications’ board of directors.

Executive Summary

The key developments in our business for the year ended December 31, 2015 are summarized below:

•  Consolidated revenue decreased $155.1 million during 2015 compared to 2014. Excluding a $229.0 million impact from movements in foreign exchange rates, consolidated revenue increased $73.9 million during 2015 compared to 2014.

•  We spent $20.3 million on strategic revenue and efficiency initiatives during 2015 to realign and improve our on-going business operations—a decrease of $10.0 million compared to 2014.

•  On December 16, 2015, Clear Channel International B.V. (“CCIBV”), our indirect wholly-owned subsidiary, issued $225.0 million in aggregate principal amount of 8.75% Senior Notes due 2020. We used the proceeds of the offering to fund a special cash dividend in an aggregate amount equal to approximately $217.8 million to our stockholders, which was paid on January 7, 2016.

Revenues and expenses “excluding the impact of foreign exchange movements” in this Management’s Discussion & Analysis of Financial Condition and Results of Operations is presented because management believes that viewing certain financial results without the impact of fluctuations in foreign currency rates facilitates period to period comparisons of business performance and provides useful information to investors.  Revenues and expenses “excluding the impact of foreign exchange movements” are calculated by converting the current period’s revenues and expenses in local currency to U.S. dollars using average foreign exchange rates for the prior period.

RESULTS OF OPERATIONS
Consolidated Results of Operations
The comparison of our historical results of operations for the year ended December 31, 2015 to the year ended December 31, 2014 is as follows:

(In thousands)	Years Ended December 31,		%
	2015	2014	Change
Revenue	$2,806,204	$2,961,259	(5%)
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,494,902	1,596,888	(6%)
Selling, general and administrative expenses (excludes depreciation and amortization)	531,504	548,519	(3%)
Corporate expenses (excludes depreciation and amortization)	116,380	130,894	(11%)
Depreciation and amortization	375,962	406,243	(7%)
Impairment charges	21,631	3,530	513%
Other operating income (expense), net	(4,824)	7,259	(166%)
Operating income	261,001	282,444	(8%)
Interest expense	355,669	353,265
Interest income on Due from iHeartCommunications	61,439	60,179
Equity in earnings (loss) of nonconsolidated affiliates	(289)	3,789
Other income, net	12,387	15,185
Income (loss) before income taxes	(21,131)	8,332
Income tax benefit (expense)	(50,177)	8,787
Consolidated net income (loss)	(71,308)	17,119
Less amount attributable to noncontrolling interest	24,764	26,709
Net loss attributable to the Company	$(96,072)	$(9,590)

Consolidated Revenue

Consolidated revenue decreased $155.1 million during 2015 compared to 2014. Excluding a $229.0 million impact from movements in foreign exchange rates, consolidated revenue increased $73.9 million during 2015 compared to 2014. Americas revenue decreased $1.6 million during 2015 compared to 2014. Excluding the $23.4 million impact from movements in foreign exchange rates, Americas revenue increased $21.8 million during 2015 compared to 2014 primarily driven by higher revenues from digital billboards and our Spectacolor business. International revenue decreased $153.4 million during 2015 compared to 2014. Excluding the $205.6 million impact from movements in foreign exchange rates, International revenue increased $52.2 million during 2015 compared to

2014 primarily driven by new contracts and the impact of sales initiatives.

Consolidated Direct Operating Expenses

Consolidated direct operating expenses decreased $102.0 million during 2015 compared to 2014. Excluding an $146.6 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $44.6 million during 2015 compared to 2014. Americas direct operating expenses decreased $8.4 million during 2015 compared to 2014. Excluding the $13.1 million impact from movements in foreign exchange rates, Americas direct operating expenses increased $4.7 million during 2015 compared to 2014 primarily due to higher variable site lease expenses related to the increase in revenues. International direct operating expenses decreased $93.6 million during 2015 compared to 2014. Excluding the $133.5 million impact from movements in foreign exchange rates, International direct operating expenses increased $39.9 million during 2015 compared to 2014 primarily as a result of higher variable costs associated with higher revenue, as well as higher spending on strategic efficiency initiatives.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

Consolidated SG&A expenses decreased $17.0 million during 2015 compared to 2014. Excluding a $51.1 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $34.1 million during 2015 compared to 2014. Americas SG&A expenses decreased $0.4 million during 2015 compared to 2014. Excluding the $6.0 million impact from movements in foreign exchange rates, Americas SG&A expenses increased $5.6 million during 2015 compared to 2014 primarily in Latin America. International SG&A expenses decreased $16.6 million during 2015 compared to 2014. Excluding the $45.0 million impact from movements in foreign exchange rates, International SG&A expenses increased $28.4 million during 2015 compared to 2014 primarily due to higher compensation expense, including commissions in connection with higher revenues.

Corporate Expenses

Corporate expenses decreased $14.5 million during 2015 compared to 2014. Excluding the $3.5 million impact from movements in foreign exchange rates, corporate expenses decreased $11.0 million during 2015 compared to 2014. Corporate expenses were primarily impacted by lower spending related to our strategic revenue and efficiency initiatives, partially offset by higher variable compensation expense.

Revenue and Efficiency Initiatives

Included in the amounts for direct operating expenses, SG&A and corporate expenses discussed above are expenses of $20.3 million incurred in 2015 in connection with our strategic revenue and efficiency initiatives. The costs were incurred to improve revenue growth, enhance yield, reduce costs, and organize each business to maximize performance and profitability.  These costs consist primarily of severance related to workforce initiatives, consolidation of locations and positions, consulting expenses and other costs incurred in connection with streamlining our businesses. These costs are expected to provide benefits in future periods as the initiative results are realized.  Of these costs for 2015, $9.2 million are reported within direct operating expenses, $4.3 million are reported within SG&A and $6.8 million are reported within corporate expense.  In 2014, such costs totaled $3.5 million, $6.7 million, and $20.0 million, respectively.

Depreciation and Amortization

Depreciation and amortization decreased $30.3 million during 2015 compared to 2014 primarily due to assets becoming fully depreciated or fully amortized as well as the impact of movements in foreign exchange rates.

Impairment Charges

Historically, we performed our annual impairment test on our goodwill, billboard permits, and other intangible assets as of October 1 of each year.  Beginning in the third quarter of 2015, we began performing our annual impairment test on July 1 of each year.  In addition, we test for impairment of property, plant and equipment whenever events and circumstances indicate that depreciable assets might be impaired.  As a result of these impairment tests, during 2015, we recorded impairment charges of $21.6 million during 2015 related to billboard permits in one Americas outdoor market.  During 2014, we recognized a $3.5 million other intangible assets impairment charge in our Americas segment primarily related to a decline in the estimated fair value of permanent easements in two markets.  Please see Note 2 to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for a further description of the impairment charges.

Other Operating Income (Expense), Net

Other operating expense, net of $4.8 million in 2015 primarily related to acquisition/disposition transaction costs.

Other operating income, net of $7.3 million in 2014 primarily related to the gain on the sale of certain outdoor assets in our Americas segment.

Interest Expense

Interest expense increased $2.4 million in 2015 compared to 2014.

Interest Income on Due From iHeartCommunications

Interest income increased $1.3 million during 2015 compared to 2014 due to the increase in the average outstanding balance on the Due from iHeartCommunications note.

Equity in Earnings (Loss) of Nonconsolidated Affiliates

Equity in loss of nonconsolidated affiliates of $0.3 million for 2015 included the loss from our equity investments in our Americas and International segments.

Equity in earnings of nonconsolidated affiliates of $3.8 million for 2014 included the earnings from our equity investments in our Americas and International segments.

Other Income (Expense), Net

Other income of $12.4 million and $15.2 million for 2015 and 2014, respectively, primarily related to foreign exchange gains on short-term intercompany accounts.

Income Tax Benefit (Expense)

Our operations are included in a consolidated income tax return filed by iHeartMedia.  However, for our financial statements, our provision for income taxes was computed as if we file separate consolidated federal income tax returns with our subsidiaries.

The effective tax rate for 2015 was (237.5%) and was primarily impacted by the $32.9 million valuation allowance recorded during the period as additional deferred tax expense. The valuation allowance was recorded against a portion of the U.S. Federal and State net operating losses due to the uncertainty of the ability to utilize those losses in future periods.  Additionally, the Company recorded additional taxes due to the inability to benefit from losses in certain foreign jurisdictions.

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

Americas Outdoor Advertising Results of Operations
Our Americas outdoor operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2015	2014	Change
Revenue	$1,349,021	$1,350,623	(0%)
Direct operating expenses	597,382	605,771	(1%)
SG&A expenses	233,254	233,641	(0%)
Depreciation and amortization	204,514	203,928	0%
Operating income	$313,871	$307,283	2%

Americas revenue decreased $1.6 million during 2015 compared to 2014. Excluding the $23.4 million impact from movements in foreign exchange rates, Americas revenue increased $21.8 million during 2015 compared to 2014 driven primarily by an increase in revenues from digital billboards as a result of new deployments, as well as from our Spectacolor business, partially offset by lower advertising revenues from our static bulletins and posters, and our airports business.

Americas direct operating expenses decreased $8.4 million during 2015 compared to 2014. Excluding the $13.1 million impact from movements in foreign exchange rates, Americas direct operating expenses increased $4.7 million during 2015 compared to 2014 primarily due to higher variable site lease expenses related to the increase in revenues. Americas SG&A expenses decreased $0.4 million during 2015 compared to 2014. Excluding the $6.0 million impact from movements in foreign exchange rates, Americas SG&A expenses increased $5.6 million during 2015 compared to 2014 primarily due to higher expenses in Latin America.

International Outdoor Advertising Results of Operations
Our International operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2015	2014	Change
Revenue	$1,457,183	$1,610,636	(10%)
Direct operating expenses	897,520	991,117	(9%)
SG&A expenses	298,250	314,878	(5%)
Depreciation and amortization	166,060	198,143	(16%)
Operating income	$95,353	$106,498	(10%)

International revenue decreased $153.4 million during 2015 compared to 2014. Excluding the $205.6 million impact from movements in foreign exchange rates, International revenue increased $52.2 million during 2015 compared to 2014 primarily driven by new contracts along with higher occupancy and higher rates for our transit and street furniture products, particularly digital, in certain European countries, including Sweden, Norway, Italy and the UK, as well as from new contracts in Australia and China.

International direct operating expenses decreased $93.6 million during 2015 compared to 2014. Excluding the $133.5 million impact from movements in foreign exchange rates, International direct operating expenses increased $39.9 million during 2015 compared to 2014 primarily as a result of higher variable costs associated with higher revenue, as well as site lease termination fees on lower-margin boards incurred in connection with strategic revenue and efficiency initiatives. International SG&A expenses decreased $16.6 million during 2015 compared to 2014. Excluding the $45.0 million impact from movements in foreign exchange rates, International SG&A expenses increased $28.4 million during 2015 compared to 2014 primarily due to higher compensation expense, including commissions in connection with higher revenues.

Depreciation and amortization decreased $32.1 million. Excluding the $19.5 million impact from movements in foreign exchange rates, depreciation and amortization decreased $12.6 million primarily due to assets becoming fully depreciated or fully amortized.

Also included in International Outdoor direct operating expenses and SG&A expenses are $8.2 million and $3.2 million, respectively, recorded in the fourth quarter of 2015 to correct for accounting errors included in the results for our Netherlands subsidiary reported in prior years. Such corrections are not considered to be material to the current year or prior year financial results.

Consolidated Results of Operations
The comparison of our historical results of operations for the year ended December 31, 2014 to the year ended December 31, 2013 is as follows:

(In thousands)	Years Ended December 31,		%
	2014	2013	Change
Revenue	$2,961,259	$2,946,190	1%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,596,888	1,594,728	0%
Selling, general and administrative expenses (excludes depreciation and amortization)	548,519	543,572	1%
Corporate expenses (excludes depreciation and amortization)	130,894	124,399	5%
Depreciation and amortization	406,243	403,170	1%
Impairment charges	3,530	13,150	(73%)
Other operating income, net	7,259	22,979	(68%)
Operating income	282,444	290,150	(3%)
Interest expense	353,265	352,783
Interest income on Due from iHeartCommunications	60,179	54,210
Loss on marketable securities	-	(18)
Equity in earnings (loss) of nonconsolidated affiliates	3,789	(2,092)
Other income, net	15,185	1,016
Loss before income taxes	8,332	(9,517)
Income tax benefit (expense)	8,787	(14,809)
Consolidated loss	17,119	(24,326)
Less amount attributable to noncontrolling interest	26,709	24,134
Net loss attributable to the Company	$(9,590)	$(48,460)

Consolidated Revenue

Our consolidated revenue increased $15.1 million including a decrease of $22.7 million from movements in foreign exchange during 2014 compared to 2013. Excluding the impact of foreign exchange movements, consolidated revenue increased $37.8 million. Americas revenue decreased $35.1 million compared to 2013, including negative movements in foreign exchange of $9.4 million. Excluding the impact of foreign exchange movements, Americas revenue decreased $25.7 million primarily driven by lower revenues generated by national accounts and the nonrenewal of certain airport contracts, and lower revenues in our Los Angeles market as a result of the impact of litigation. Our International revenue increased $50.2 million compared to 2013, including negative movements in foreign exchange of $13.3 million. Excluding the impact of foreign exchange movements, International revenue increased $63.5 million primarily driven by new contracts and from growth in Europe and emerging markets.

Consolidated Direct Operating Expenses

Consolidated direct operating expenses during 2014 increased $2.2 million including a decrease of $11.9 million from movements in foreign exchange compared to 2013. Excluding the impact of foreign exchange movements, consolidated direct operating expenses increased $14.1 million. Direct operating expenses in our Americas segment decreased $4.9 million compared to 2013, including a decrease of $6.0 million from movements in foreign exchange. Excluding the impact of foreign exchange movements, direct operating expenses in our Americas segment increased $1.1 million. Direct operating expenses in our International segment increased $7.1 million compared to 2013, including a decrease of $5.9 million from movements in foreign exchange. Excluding the impact of foreign exchange movements, direct operating expenses in our International segment increased $13.0 million primarily as a result of higher variable costs associated with new contracts.

Consolidated SG&A Expenses

Consolidated SG&A expenses during 2014 increased $4.9 million including a decrease of $4.5 million from movements in foreign exchange compared to 2013. Excluding the impact of foreign exchange movements, consolidated SG&A expenses increased $9.4 million. SG&A expenses decreased $9.8 million in our Americas segment including a decrease of $1.9 million from movements in foreign exchange compared to 2013. Excluding the impact of foreign exchange movements, SG&A expenses in our Americas segment decreased $7.9 million primarily due to lower commission expense in connection with lower revenues and property tax refunds. Our International SG&A expenses increased $14.7 million compared to 2013, including a $2.6 million decrease due to the effects of movements in foreign exchange. Excluding the impact of foreign exchange movements, SG&A expenses in our International segment increased $17.3 million primarily due to higher compensation expense, including commissions, in connection with higher revenues, as well as higher litigation expenses.

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

Depreciation and Amortization

Depreciation and amortization increased $3.1 million during 2014 compared to 2013 primarily due to purchases of property, plant & equipment.

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

Americas Results of Operations

Our Americas operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2014	2013	Change
Revenue	$1,350,623	$1,385,757	(3%)
Direct operating expenses	605,771	610,750	(1%)
SG&A expenses	233,641	243,456	(4%)
Depreciation and amortization	203,928	206,031	(1%)
Operating income	$307,283	$325,520	(6%)

Our Americas outdoor revenue decreased $35.1 million compared to 2013, including negative movements in foreign exchange of $9.4 million. Excluding the impact of foreign exchange movements, Americas outdoor revenue decreased $25.7 million driven primarily by lower spending by national accounts and the nonrenewal of certain airport contracts. Revenues were also lower in our Los Angeles market as a result of the impact of litigation as discussed further in Item 3 of Part I of this Annual Report on Form 10-K.

Direct operating expenses decreased $4.9 million compared to 2013, including a decrease of $6.0 million from movements in foreign exchange. Excluding the impact of foreign exchange movements, direct operating expenses in our Americas outdoor segment increased $1.1 million. SG&A expenses decreased $9.8 million compared to 2013, including a decrease of $1.9 million from movements in foreign exchange. Excluding the impact of foreign exchange movements, SG&A expenses in our Americas outdoor segment decreased $7.9 million primarily due to lower commission expense in connection with lower revenues and property tax refunds.

International Advertising Results of Operations

Our International operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2014	2013	Change
Revenue	$1,610,636	$1,560,433	3%
Direct operating expenses	991,117	983,978	1%
SG&A expenses	314,878	300,116	5%
Depreciation and amortization	198,143	194,493	2%
Operating income	$106,498	$81,846	30%

International outdoor revenue increased $50.2 million compared to 2013, including a decrease of $13.3 million from movements in foreign exchange. Excluding the impact of foreign exchange movements, revenues increased $63.5 million primarily driven by revenue growth in Europe including Italy, due to a new contract for the Rome airports, as well as Sweden, France, and the UK. Revenue in emerging markets also increased, particularly in China primarily as a result of new contracts.

Direct operating expenses increased $7.1 million compared to 2013, including a decrease of $5.9 million from movements in foreign exchange. Excluding the impact of movements in foreign exchange, direct operating expenses increased $13.0 million primarily as a result of higher variable costs associated with new contracts, including the Rome airports contract in Italy. SG&A expenses increased $14.8 million compared to 2013, including a decrease of $2.7 million from movements in foreign exchange. Excluding the impact of movements in foreign exchange, SG&A expenses increased $17.5 million primarily due to higher compensation expense, including commissions, in connection with higher revenues, as well as higher litigation expenses.

Depreciation and amortization increased $3.7 million, primarily due to purchases of property, plant, & equipment.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Years Ended December 31,
	2015	2014	2013
Americas Outdoor Advertising	$313,871	307,283	325,520
International Outdoor Advertising	95,353	106,498	81,846
Impairment charges	(21,631)	(3,530)	(13,150)
Corporate and other (1)	(121,768)	(135,066)	(127,045)
Other operating income, net	(4,824)	7,259	22,979
Consolidated operating income	$261,001	$282,444	$290,150

(1)	Corporate and other includes expenses related to Americas and International and as well as overall executive, administrative and support functions.

Share-Based Compensation Expense

As of December 31, 2015, there was $17.8 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  Based on the terms of the award agreements, this cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of December 31, 2015, there was $0.6 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

Share-based compensation expenses are recorded in corporate expenses and were $8.4 million, $7.7 million and $7.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the years ended December 31, 2015, 2014 and 2013.

(In thousands)	Years Ended December 31,
	2015	2014	2013
Cash provided by (used for):
Operating activities	$298,933	$348,423	$414,640
Investing activities	$(257,725)	$(206,431)	$(177,679)
Financing activities	$199,054	$(261,309)	$(484,393)

Operating Activities

2015

Cash provided by operating activities was $298.9 million in 2015  compared to $348.4 million of cash provided in 2014.  Our consolidated net loss included $413.0 million of non-cash items in 2015.  Our consolidated net loss in 2014 included $373.7 million of non-cash items. Non-cash items affecting our net loss include impairment charges, depreciation and amortization, deferred taxes, provision for doubtful accounts, amortization of deferred financing charges and note discounts, net, share-based compensation, gain on disposal of operating and fixed assets, gain on marketable securities, equity in (earnings) loss of nonconsolidated affiliates, loss on extinguishment of debt, and other reconciling items, net as presented on the face of the consolidated statement of cash flows.  The decrease in cash provided by operating activities is primarily attributed to a decrease in net income as well as changes in working capital balances, particularly accrued expenses.

2014

Cash provided by operating activities in 2014 was $348.4 million compared to $414.6 million in 2013.  Our consolidated net loss included $373.7 million of non-cash items in 2014.  Our consolidated net loss in 2013 included $385.7 million of non-cash items. Non-cash items affecting our net loss include impairment charges, depreciation and amortization, deferred taxes, provision for doubtful accounts, amortization of deferred financing charges and note discounts, net, share-based compensation, gain on disposal of operating and fixed assets, gain on marketable securities, equity in (earnings) loss of nonconsolidated affiliates, loss on extinguishment of debt, and other reconciling items, net as presented on the face of the consolidated statement of cash flows.  Cash paid for interest was $1.0 million higher in 2014 compared to the prior year due to the timing of accrued interest payments from refinancing transactions.

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

Investing Activities

2015

Cash used for investing activities of $257.7 million during 2015 reflected our capital expenditures of $218.3 million.  We spent $82.2 million in our Americas segment primarily related to the construction of new advertising structures such as digital displays, $132.6 million in our International segment primarily related to street furniture advertising and digital billboard structures, and $3.5 million by Corporate primarily related to equipment and software. Other cash provided by investing activities were $11.3 million of proceeds from sales of other operating and fixed assets.

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

Financing Activities

2015

Cash provided by financing activities of $199.1 million during 2015 primarily reflected the proceeds from the issuance of $225.0 million of senior notes by our subsidiary Clear Channel International B.V. We also received $17.0 million in cash from iHeartCommunications, which represents the activity in the “Due from/to iHeartCommunications” account.

On December 20, 2015, our board of directors declared a special cash dividend of $217.8 million that was paid on January 7, 2016 and will be reflected as cash used for financing activities in the first quarter of 2016.

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

Anticipated Cash Requirements

Our primary sources of liquidity are cash on hand, cash flow from operations, the revolving promissory note with iHeartCommunications and our senior revolving credit facility.  As of December 31, 2015, we had $412.7 million of cash on our balance sheet, including $175.6 million of cash held outside the U.S. by our subsidiaries, a portion of which is held by non-wholly owned subsidiaries or is otherwise subject to certain restrictions and not readily accessible to us.  We disclose in Item 8 of our Form 10-K within Note 1, Summary of Significant Accounting Policies, that our policy is to permanently reinvest the earnings of our non-U.S. subsidiaries as these earnings are generally redeployed in those jurisdictions for operating needs and continued functioning of their businesses.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant deficits, as calculated for tax law purposes, in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.  In December 2015, Clear Channel International B.V. (“CCIBV”), one of our international indirect subsidiaries, distributed the proceeds of the 8.75% Senior Notes due 2020 it issued to one of our domestic subsidiaries and ultimately to us, for the purpose of funding a special dividend to our stockholders. As the $217.8 million dividend was paid to our stockholders on January 7, 2016, the amount of the dividend is included in cash on hand as of December 31, 2015.

Our primary uses of liquidity are for our working capital, capital expenditure, debt service, special dividend and other funding requirements.  Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations, borrowing capacity under or repayment of amounts outstanding under the revolving promissory note with iHeartCommunications and borrowing capacity under our senior revolving credit facility will enable us to meet our working capital, capital expenditure, debt service, special dividend and other funding requirements, including the debt service on the CCWH Senior Notes, the CCWH Subordinated Notes and the CCIBV Senior Notes for at least the next 12 months.  We believe our long-term plans, which include promoting outdoor media spending, capitalizing on our diverse geographic and product opportunities and the continued deployment of digital displays, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements long term.  However, our anticipated results are subject to significant uncertainty. Our ability to fund our working capital, capital expenditures, debt service and other obligations depends on our future operating performance and cash from operations.  If our future operating performance does not meet our expectations or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing.  We may not be able to secure any such additional financing on terms favorable to us or at all.

We recently paid special cash dividends to our stockholders.  On December 16, 2015, CCIBV issued $225.0 million in aggregate principal amount of 8.75% Senior Notes due 2020.  We used the proceeds of the offering, which are included in the $412.7 million of Cash and cash equivalents as of December 31, 2015, to pay a special dividend in an aggregate amount of $217.8 million to our stockholders on January 7, 2016.  In the first quarter of 2016, we sold our business in nine non-strategic markets within our Americas segment for approximately $602 million in cash and certain advertising assets in Florida (the “Americas Transactions”).  Following the sale, we notified iHeartCommunications of our intent to make a demand for repayment of $300.0 million outstanding under the Due from iHeartCommunications note and simultaneously pay a special cash dividend of $540.0 million, which was paid on February 4, 2016.  We used the $300.0 million from the repayment and $240.0 million of the proceeds of the Americas Transactions to fund the special dividend.  The repayment of the $300.0 million under the Due from iHeartCommunications note reduced the amount of the Due from iHeartCommunications note asset that is available to us as a source of liquidity for future working capital, capital expenditure, debt service, special dividend and other funding requirements.  In addition, the interest payments that we receive under the Due from iHeartCommunications note are expected to be lower in 2016 than in 2015 as a result of the lower outstanding indebtedness on the note. Future special cash dividends will be dependent upon us having sufficient available cash.

In addition to any special dividends that our board of directors may declare using the proceeds of any liquidity-generating transactions or other available cash, we may declare special dividends using the proceeds of payments from iHeartCommunications under the Due from iHeartCommunications note.  Our board of directors has established a committee that has the non-exclusive authority to demand payments under the Due from iHeartCommunications note under certain specified circumstances tied to iHeartCommunications’ liquidity or the amount outstanding under the Due from iHeartCommunications note, as long as our board of directors declares a simultaneous dividend equal to the amount so demanded.  Any future repayments and dividends would further reduce the amount of the Due from iHeartCommunications note asset that is available to us as a source of liquidity for ongoing working capital, capital expenditure, debt service, special dividend and other funding requirements.

As our controlling stockholder, iHeartCommunications may cause us to engage in transactions for the purpose of supporting its liquidity needs, such as financings or asset sales, which may negatively affect our business operations or our capital structure.  In its Annual Report on Form 10-K filed with the SEC on February 25, 2016, iHeartCommunications stated that its ability to fund its ongoing capital needs depends on its future operating performance and cash from operations, as well as its ability to generate cash from liquidity-generating transactions, and that it is currently exploring, and expects to continue to explore, a variety of transactions to provide it with additional liquidity.  These liquidity-generating transactions may involve us or our assets.  As of December 31, 2015, iHeartCommunications had $772.7 million recorded as “Cash and cash equivalents” on its consolidated balance sheets, of which $412.7 million was held by us and our subsidiaries.  Further deterioration in the financial condition of iHeartCommunications could also have the effect of increasing our borrowing costs or impairing our access to capital markets.

We were in compliance with the covenants contained in our material financing agreements as of December 31, 2015.  Our ability to comply with the maintenance covenant in our senior secured credit facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

In its Annual Report on Form 10-K filed with the SEC on February 25, 2016, iHeartCommunications stated that it was in compliance with the covenants contained in its material financing agreements as of December 31, 2015.  iHeartCommunications similarly stated in its Annual Report that its anticipated results are also subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants.  Moreover, iHeartCommunications stated in its Annual Report that its ability to comply with the covenants in its material financing agreements may be affected by events beyond its control, including prevailing economic, financial and industry conditions.  As discussed therein, the breach of any covenants set forth in iHeartCommunications’ financing agreements would result in a default thereunder, and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, as discussed therein, the lenders under iHeartCommunications’ receivables-based credit facility would have the option to terminate their commitments to make further extensions of credit thereunder. In addition, iHeartCommunications stated in its Annual Report that if

iHeartCommunications is unable to repay its obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility.  Finally, iHeartCommunications stated in its Annual Report that a default or acceleration under any of its material financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.  If iHeartCommunications were to become insolvent, we would be an unsecured creditor of iHeartCommunications.  In that event, we would be treated the same as other unsecured creditors of iHeartCommunications and, if we were not entitled to the cash previously transferred to iHeartCommunications, or could not obtain such cash on a timely basis, we could experience a liquidity shortfall.

We frequently evaluate strategic opportunities both within and outside our existing lines of business.  We expect from time to time to pursue additional acquisitions and may decide to dispose of certain businesses.  These acquisitions or dispositions could be material.

Sources of Capital
As of December 31, 2015 and 2014, we had the following debt outstanding, cash and cash equivalents and amounts due from iHeartCommunications:

	December 31,
(In millions)	2015	2014
Clear Channel Worldwide Holdings Senior Notes due 2022	$2,725.0	$2,725.0
Clear Channel Worldwide Holdings Senior Subordinated Notes due 2020	2,200.0	2,200.0
Senior Revolving Credit Facility due 2018	-	-
Clear Channel International B.V. Senior Notes due 2020	225.0	-
Other debt	19.0	15.1
Original issue discount	(7.8)	(6.2)
Total debt	5,161.2	4,933.9
Less: Cash and cash equivalents	412.7	186.2
Less: Due from iHeartCommunications	930.8	947.8
	$3,817.7	$3,799.9

We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities.  Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Promissory Notes with iHeartCommunications

We maintain accounts that represent net amounts due to or from iHeartCommunications, which are recorded as “Due from/to iHeartCommunications” on our consolidated balance sheets.  The accounts represent our revolving promissory note issued by us to iHeartCommunications and the Due from iHeartCommunications note, in each case in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances.  The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand or when they mature on December 15, 2017.  Included in the accounts are the net activities resulting from day-to-day cash management services provided by iHeartCommunications.  Such day-to-day cash management services relate only to our cash activities and balances in the U.S. and exclude any cash activities and balances of our non-U.S. subsidiaries.  As of December 31, 2015 and December 31, 2014, the asset recorded in “Due from iHeartCommunications” on our consolidated balance sheet was $930.8 million and $947.8 million, respectively.  As of December 31, 2015, we had no borrowings under the cash management note to iHeartCommunications.

In accordance with the terms of the settlement for the derivative litigation filed by our stockholders regarding the Due from iHeartCommunications note, as previously disclosed, we established a committee of our board of directors, consisting of our independent and disinterested directors, for the specific purpose of monitoring the Due from iHeartCommunications note.  This committee has the non-exclusive authority to demand payments under the Due from iHeartCommunications note under certain specified circumstances tied to iHeartCommunications’ liquidity or the amount outstanding under the Due from iHeartCommunications note, as long as our board of directors declares a simultaneous dividend equal to the amount so demanded.  The committee last made a demand under the Due from iHeartCommunications note on August 11, 2014.  If future demands are made in accordance with the terms of the committee charter, we will declare a simultaneous dividend equal to the amount so demanded, which would further reduce the amount of the “Due from iHeartCommunications” asset that is available to us as a source of liquidity for ongoing working capital, capital expenditure, debt service and other funding requirements.

The net interest income for the years ended December 31, 2015, 2014 and 2013 was $61.4 million, $60.2 million and $54.2 million, respectively. At December 31, 2015, the fixed interest rate on the “Due from iHeartCommunications” account was 6.5%, which is equal to the fixed interest rate on the CCWH senior notes. On October 23, 2013, in accordance with the terms of the settlement, the interest rate on the Due from iHeartCommunications note was amended such that if the outstanding balance on the Due from iHeartCommunications note exceeds $1.0 billion and under certain other circumstances tied to iHeartCommunications’ liquidity, the rate will be variable but will in no event be less than 6.5% nor greater than 20%.

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

CCWH Senior Notes

As of December 31, 2015, CCWH senior notes represented $2.7 billion aggregate principal amount of indebtedness outstanding, which consisted of $735.75 million aggregate principal amount of Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and $1,989.25 million aggregate principal amount of Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes”).  The CCWH Senior Notes are guaranteed by us, Clear Channel Outdoor, Inc. (“CCOI”) and certain of our direct and indirect subsidiaries.

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

•         enter into certain transactions with affiliates; and

•         merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets.

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

Consolidated leverage ratio, defined as total debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 7.2:1 at December 31, 2015, and senior leverage ratio, defined as senior debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 3.8:1 at December 31, 2015.  As required by the definition of EBITDA in the CCWH Senior Notes indentures, our EBITDA for the preceding four quarters of $717.4 million is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense), net, plus share-based compensation, and is further adjusted for the following: (i) costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses; (iii) non-cash charges; and (iv) various other items.

            The following table reflects a reconciliation of EBITDA (as defined by the CCWH Senior Notes indentures) to operating income and net cash provided by operating activities for the four quarters ended December 31, 2015:

Four Quarters Ended
(In millions)	December 31, 2015
EBITDA (as defined by the CCWH Senior Notes indentures)	$717.4
Less adjustments to EBITDA (as defined by the CCWH Senior Notes indentures):
Costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities	(20.4)
Extraordinary, non-recurring or unusual gains or losses or expenses (as referenced in the definition of EBITDA in the CCWH Senior Notes indentures)	(9.9)
Non-cash charges	(10.8)
Other items	(5.0)
Less: Depreciation and amortization, Impairment charges, Other operating income, net and Share-based compensation expense	(410.3)
Operating income	261.0
Plus: Depreciation and amortization, Impairment charges, Gain (loss) on disposal of operating and fixed assets and Share-based compensation expense	400.5
Less: Interest expense	(355.7)
Plus: Interest income on Due from iHeartCommunications	61.4
Less: Current income tax expense	(46.6)
Plus: Other income, net	12.4
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	8.7
Change in assets and liabilities, net of assets acquired and liabilities assumed	(42.8)
Net cash provided by operating activities	$298.9

CCWH Senior Subordinated Notes

As of December 31, 2015, CCWH Subordinated Notes represented $2.2 billion of aggregate principal amount of indebtedness outstanding, which consist of $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes”).  Interest on the CCWH Subordinated Notes is payable to the trustee weekly in arrears and to the noteholders on March 15 and September 15 of each year, which began on September 15, 2012.

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

•         enter into certain transactions with affiliates; and

•         merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of CCOH’s assets.

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

CCIBV Senior Notes

As of December 31, 2015, Clear Channel International B.V., an international subsidiary of ours, had $225.0 million aggregate principal amount outstanding of its 8.75% Senior Notes due 2020 (“CCIBV Senior Notes”).

The CCIBV Senior Notes mature on December 15, 2020 and bear interest at a rate of 8.75% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2016.  The CCIBV Senior Notes are guaranteed by certain of our International outdoor business’s existing and future subsidiaries. The Company does not guarantee or otherwise assume any liability for the CCIBV Senior Notes. The notes are senior unsecured obligations that rank pari passu in right of payment to all unsubordinated indebtedness of Clear Channel International B.V., and the guarantees of the notes are senior unsecured obligations that rank pari passu in right of payment to all unsubordinated indebtedness of the guarantors of the notes.

Clear Channel International B.V. may redeem the notes at its option, in whole or part, at any time prior to December 15, 2017, at a price equal to 100% of the principal amount of the notes redeemed, plus a make-whole premium, plus accrued and unpaid interest to the redemption date. Clear Channel International B.V. may redeem the notes, in whole or in part, on or after December 15, 2017, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date. At any time on or before December 15, 2017, Clear Channel International B.V. may elect to redeem up to 40% of the aggregate principal amount of the notes at a redemption price equal to 108.75% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings.

The indenture governing the CCIBV Senior Notes contains covenants that limit Clear Channel International B.V.’s ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) transfer or sell assets; (iv) create liens on assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of Clear Channel International B.V.’s assets.

Senior Revolving Credit Facility Due 2018

During the third quarter of 2013, we entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital needs, to issue letters of credit and for other general corporate purposes.  As of December 31, 2015, there were no amounts outstanding under the revolving credit facility, and $59.4 million of letters of credit under the revolving credit facility which reduce availability under the facility. The revolving credit facility contains a springing covenant that requires us to maintain a secured leverage ratio (as defined in the revolving credit facility) of not more than 1.5:1 that is tested at the end of a quarter if availability under the facility is less than 75% of the aggregate commitments under the facility.  We were in compliance with the secured leverage ratio covenant as of December 31, 2015.

Other Debt

Other debt consists primarily of loans with international banks.  As of December 31, 2015, approximately $19.0 million was outstanding as other debt.

iHeartCommunications’ Debt Covenants

The iHeartCommunications’ senior secured credit facility contains a significant financial covenant which requires iHeartCommunications to comply on a quarterly basis with a financial covenant limiting the ratio of its consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA for the preceding four quarters (maximum of 8.75:1).  In its Annual Report on Form 10-K filed with the SEC on February 25, 2016, iHeartCommunications stated that it was in compliance with this covenant as of December 31, 2015.

Dispositions and Other

                In the first quarter of 2016, Americas outdoor sold nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas for approximately $602 million in cash and certain advertising assets in Florida.

                During 2014, we sold our 50% interest in Buspak, recognizing a gain on the sale of $4.5 million.

During 2013, our Americas segment divested certain outdoor advertising assets in Times Square for approximately $18.7 million resulting in a gain of $12.2 million included in “Other operating income, net.”

Uses of Capital

Capital Expenditures

Our capital expenditures for the years ended December 31, 2015, 2014 and 2013 were as follows:

(In millions)	Years Ended December 31,
	2015	2014	2013
Americas advertising	$82.2	$109.7	$96.6
International advertising	132.6	117.5	100.9
Corporate	3.5	4.0	8.7
Total capital expenditures	$218.3	$231.2	$206.2

Our capital expenditures are not of significant size individually and primarily relate to the ongoing deployment of digital displays and improvements to traditional displays in our Americas segment as well as new billboard and street furniture contracts and renewals of existing contracts in our International segment.

See the Contractual Obligations table under “Commitments, Contingencies and Guarantees” and Note 6 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K for the Company's future capital expenditure commitments.

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

Our short and long term cash requirements include minimum annual guarantees for our street furniture contracts and operating leases.  Noncancelable contracts and operating lease requirements are included in our direct operating expenses, which historically have been satisfied by cash flows from operations.  For 2016, we are committed to $367.2 million and $296.7 million for minimum annual guarantees and operating leases, respectively.  Our long-term commitments for minimum annual guarantees, operating leases and capital expenditure requirements are included in the table below.

Certain agreements relating to acquisitions provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies generally over a one to five year period.  The aggregate of these contingent payments, if performance targets are met, would not significantly impact our financial position or results of operations.

In addition to the scheduled maturities on debt issued by CCWH and CCIBV, we have future cash obligations under various types of contracts.  We lease office space, certain equipment and the majority of the land occupied by our advertising structures under long-term operating leases.  Some of our lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for our payment of utilities and maintenance.

We have minimum franchise payments associated with non-cancelable contracts that enable us to display advertising on such media as buses, trains, bus shelters and terminals.  The majority of these contracts contain rent provisions that are calculated as the greater of a percentage of the relevant advertising revenue or a specified guaranteed minimum annual payment.

The scheduled maturities of the CCWH Senior Notes, CCWH Subordinated Notes, CCIBV Senior Notes and other debt outstanding, and our future minimum rental commitments under non-cancelable lease agreements, minimum payments under other non-cancelable contracts, capital expenditure commitments and other long-term obligations as of December 31, 2015, are as follows:

(In thousands)	Payments due by Period
Contractual Obligations	Total	2016	2017-2018	2019-2020	Thereafter
Long-term Debt:
CCWH Senior Notes	$2,725,000	$-	$-	$-	$2,725,000
CCWH Senior Subordinated Notes	2,200,000	-	-	2,200,000	-
CCIBV Senior Notes	225,000	-	-	225,000	-
Other Long-term Debt	19,004	4,310	13,326	715	653
Interest payments on long-term debt (1)	2,024,050	365,364	729,992	596,466	332,228
Non-cancelable operating leases	2,105,922	299,811	472,293	368,668	965,150
Non-cancelable contracts	1,554,703	367,201	494,143	334,251	359,108
Employment contracts	9,090	4,926	4,164	-	-
Capital expenditures	69,003	41,180	12,944	2,334	12,545
Unrecognized tax benefits (2)	23,802	-	-	-	23,802
Other long-term obligations (3)	216,704	1,931	10,569	14,851	189,353
Total	$11,172,278	$1,084,723	$1,737,431	$3,742,285	$4,607,839

(1)        Interest payments on long-term debt consist primarily of interest on the CCWH Senior Notes and the CCWH Senior Subordinated Notes.

(2)        The non-current portion of the unrecognized tax benefits is included in the “Thereafter” column as we cannot reasonably estimate the timing or amounts of additional cash payments, if any, at this time.  For additional information, see Note 8 included in Item 8 of Part II of this Annual Report on Form 10-K.

(3)        Other long-term obligations consist of $45.1 million related to asset retirement obligations recorded pursuant to ASC 410-20, which assumes the underlying assets will be removed at some period over the next 50 years.  Also included in the table is $47.5 million related to retirement plans and $124.1 million related to other long-term obligations with a specific maturity.

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

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported net income of $39.2 million for year ended December 31, 2015.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net income for the year ended December 31, 2015 by $3.9 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies would have increased our net income for the year ended December 31, 2015 by a corresponding amount.

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

During the second quarter of 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that direct debt liability.  The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015.  The Company will adopt this standard in the first quarter of 2016.

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

During the fourth quarter of 2015, the Company adopted FASB’s ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. This update requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

If our agings were to improve or deteriorate resulting in a 10% change in our allowance, we estimated that our bad debt expense for the year ended December 31, 2015 would have changed by approximately $2.5 million.

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

§  3.0% revenue growth was assumed beyond the initial four-year period;

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

Management’s estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.

Asset Retirement Obligations

ASC 410-20 requires us to estimate our obligation upon the termination or nonrenewal of a lease, to dismantle and remove our billboard structures from the leased land and to reclaim the site to its original condition.

Due to the high rate of lease renewals over a long period of time, our calculation assumes all related assets will be removed at some period over the next 50 years.  An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site.  The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk-adjusted credit rate for the same period.  If our assumption of the risk-adjusted credit rate used to discount current year additions to the asset retirement obligation decreased approximately 1%, our liability as of December 31, 2015 would not be materially impacted.  Similarly, if our assumption of the risk-adjusted credit rate increased approximately 1%, our liability would not be materially impacted.

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

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

Required information is located within Item 7 of Part II of this Annual Report on Form 10-K.

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Clear Channel Outdoor Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Clear Channel Outdoor Holdings, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, changes in shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clear Channel Outdoor Holdings, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Antonio, Texas
February 25, 2016

CONSOLIDATED BALANCE SHEETS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands)	December 31,	December 31,
	2015	2014
CURRENT ASSETS
Cash and cash equivalents	$412,743	$186,204
Accounts receivable, net of allowance of $25,348 in 2015 and $24,308 in 2014	697,583	697,811
Prepaid expenses	127,730	134,041
Assets held for sale	295,075	-
Other current assets	44,080	46,054
Total Current Assets	1,577,211	1,064,110
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,391,880	1,614,199
Other property, plant and equipment, net	236,106	291,452
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles	971,327	1,066,748
Other intangibles, net	342,864	412,064
Goodwill	758,575	817,112
OTHER ASSETS
Due from iHeartCommunications	930,799	947,806
Other assets	148,437	133,081
Total Assets	$6,357,199	$6,346,572
CURRENT LIABILITIES
Accounts payable	$100,210	$75,915
Accrued expenses	507,665	543,818
Dividends payable	217,017	-
Deferred income	91,411	94,635
Current portion of long-term debt	4,310	3,461
Total Current Liabilities	920,613	717,829
Long-term debt	5,156,924	4,930,468
Deferred tax liability	608,910	604,416
Other long-term liabilities	240,419	234,800
SHAREHOLDERS’ EQUITY
Noncontrolling interest	187,775	203,334
Preferred stock, $.01 par value, 150,000,000 shares authorized, no shares issued and outstanding	-	-
Class A common stock, $.01 par value, 750,000,000 shares authorized, 46,661,114 and
45,231,282 shares issued in 2015 and 2014, respectively	467	452
Class B common stock, $.01 par value, 600,000,000 shares authorized, 315,000,000 shares
issued and outstanding	3,150	3,150
Additional paid-in capital	3,961,515	4,167,233
Accumulated deficit	(4,268,637)	(4,172,565)
Accumulated other comprehensive loss	(451,833)	(341,353)
Cost of shares (233,868 in 2015 and 140,702 in 2014) held in treasury	(2,104)	(1,192)
Total Shareholders’ Deficit	(569,667)	(140,941)
Total Liabilities and Shareholders’ Deficit	$6,357,199	$6,346,572

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands, except per share data)	Years Ended December 31,
	2015	2014	2013

Revenue	$2,806,204	$2,961,259	$2,946,190
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,494,902	1,596,888	1,594,728
Selling, general and administrative expenses (excludes depreciation and amortization)	531,504	548,519	543,572
Corporate expenses (excludes depreciation and amortization)	116,380	130,894	124,399
Depreciation and amortization	375,962	406,243	403,170
Impairment charges	21,631	3,530	13,150
Other operating income (expense), net	(4,824)	7,259	22,979
Operating income	261,001	282,444	290,150
Interest expense	355,669	353,265	352,783
Interest income on Due from iHeartCommunications	61,439	60,179	54,210
Loss on marketable securities	-	-	(18)
Equity in earnings (loss) of nonconsolidated affiliates	(289)	3,789	(2,092)
Other income, net	12,387	15,185	1,016
Income (loss) before income taxes	(21,131)	8,332	(9,517)
Income tax benefit (expense)	(50,177)	8,787	(14,809)
Consolidated net income (loss)	(71,308)	17,119	(24,326)
Less amount attributable to noncontrolling interest	24,764	26,709	24,134
Net loss attributable to the Company	$(96,072)	$(9,590)	$(48,460)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(112,729)	(123,104)	(9,654)
Unrealized holding gain (loss) on marketable securities	553	327	1,187
Other adjustments to comprehensive income (loss)	(10,266)	(11,438)	6,732
Reclassification adjustments	808	8	(1,432)
Other comprehensive income (loss)	(121,634)	(134,207)	(3,167)
Comprehensive loss	(217,706)	(143,797)	(51,627)
Less amount attributable to noncontrolling interest	(11,154)	(6,426)	(2,194)
Comprehensive loss attributable to the Company	$(206,552)	$(137,371)	$(49,433)
Net loss attributable to the Company per common share:
Basic	$(0.27)	$(0.03)	$(0.14)
Weighted average common shares outstanding – Basic	359,508	358,565	357,662
Diluted	$(0.27)	$(0.03)	$(0.14)
Weighted average common shares outstanding – Diluted	359,508	358,565	357,662

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’

EQUITY (DEFICIT) OF
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands, except share data)				Controlling Interest
	Class A Common Shares Issued	Class B Common Shares Issued	Non-controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at
December 31, 2012	42,357,863	315,000,000	$247,934	$3,574	$4,522,668	$(4,114,515)	$(212,599)	$(973)	$446,089
Net income (loss)	-	-	24,134	-	-	(48,460)	-	-	(24,326)
Exercise of stock options and other	1,759,980	-	-	17	4,228	-	-	(54)	4,191
Share-based payments	-	-	-	-	7,725	-	-	-	7,725
Dividends and other payments to noncontrolling interests	-	-	(68,441)	-	-	-	-	-	(68,441)
Dividends declared and paid ($0.5578/share)	-	-	-	-	(200,010)	-	-	-	(200,010)
Other	-	-	613	-	(2,566)	-	-	-	(1,953)
Other comprehensive loss	-	-	(2,194)	-	-	-	(973)	-	(3,167)
Balances at
December 31, 2013	44,117,843	315,000,000	$202,046	$3,591	$4,332,045	$(4,162,975)	$(213,572)	$(1,027)	$160,108
Net income (loss)	-	-	26,709	-	-	(9,590)	-	-	17,119
Exercise of stock options and other	1,113,439	-	-	11	2,390	-	-	(165)	2,236
Share-based payments	-	-	-	-	7,743	-	-	-	7,743
Dividends and other payments to noncontrolling interests	-	-	(18,995)	-	-	-	-	-	(18,995)
Dividends declared and paid ($0.4865/share)	-	-	-	-	(175,022)	-	-	-	(175,022)
Other	-	-		-	77	-	-	-	77
Other comprehensive loss	-	-	(6,426)	-	-	-	(127,781)	-	(134,207)
Balances at
December 31, 2014	45,231,282	315,000,000	$203,334	$3,602	$4,167,233	$(4,172,565)	$(341,353)	$(1,192)	$(140,941)
Net income (loss)	-	-	24,764	-	-	(96,072)	-	-	(71,308)
Exercise of stock options and other	1,429,832	-	-	15	3,783	-	-	(912)	2,886
Share-based payments	-	-	-	-	8,359	-	-	-	8,359
Dividends and other payments to noncontrolling interests	-	-	(30,870)	-	-	-	-	-	(30,870)
Dividends declared ($0.6026/share)	-	-	-	-	(217,796)	-	-	-	(217,796)
Other	-	-	1,701	-	(64)	-	-	-	1,637
Other comprehensive loss	-	-	(11,154)	-	-	-	(110,480)	-	(121,634)
Balances at
December 31, 2015	46,661,114	315,000,000	$187,775	$3,617	$3,961,515	$(4,268,637)	$(451,833)	$(2,104)	$(569,667)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands)	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Consolidated net income (loss)	$(71,308)	$17,119	$(24,326)
Reconciling items:
Impairment charges	21,631	3,530	13,150
Depreciation and amortization	375,962	406,243	403,170
Deferred taxes	3,539	(33,569)	(31,216)
Provision for doubtful accounts	13,384	7,150	5,124
Share-based compensation	8,359	7,743	7,725
Gain on sale of operating and fixed assets	(5,468)	(7,801)	(22,979)
Loss on marketable securities	-	-	18
Amortization of deferred financing charges and note discounts, net	8,770	8,660	8,562
Other reconciling items, net	(13,151)	(18,250)	2,188
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(56,580)	(38,618)	43,429
(Increase) decrease in prepaid expenses and other current assets	(1,728)	5,982	(6,342)
Increase in accrued expenses	493	19,123	19,304
Increase (decrease) in accounts payable	30,642	(4,460)	(10,407)
Increase (decrease) in deferred income	2,549	(5,370)	334
Changes in other operating assets and liabilities	(18,161)	(19,059)	6,906
Net cash provided by operating activities	298,933	348,423	414,640
Cash flows from investing activities:
Purchases of property, plant and equipment	(218,332)	(231,169)	(206,187)
Proceeds from disposal of assets	11,264	12,861	42,134
Purchases of other operating assets	(23,640)	(573)	(10,483)
Proceeds from sale of investment securities	-	15,834	-
Purchases of businesses	(24,701)	-	-
Change in other, net	(2,316)	(3,384)	(3,143)
Net cash used for investing activities	(257,725)	(206,431)	(177,679)
Cash flows from financing activities:
Draws on credit facilities	-	3,010	2,752
Payments on credit facilities	(3,849)	(3,682)	(4,815)
Proceeds from long-term debt	222,777	-	-
Payments on long-term debt	(56)	(48)	(6,626)
Net transfers from (to) iHeartCommunications	17,007	(68,804)	(149,957)
Payments to repurchase noncontrolling interests	(234)	-	(61,143)
Dividends and other payments to noncontrolling interests	(30,870)	(18,995)	(68,442)
Dividends paid	-	(175,022)	(200,010)
Deferred financing charges	(8,606)	-	(344)
Change in other, net	2,885	2,232	4,192
Net cash provided by (used for) financing activities	199,054	(261,309)	(484,393)
Effect of exchange rate changes on cash	(13,723)	(9,024)	(2)
Net increase (decrease) in cash and cash equivalents	226,539	(128,341)	(247,434)
Cash and cash equivalents at beginning of year	186,204	314,545	561,979
Cash and cash equivalents at end of year	$412,743	$186,204	$314,545
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest	$356,021	$347,786	$346,833
Cash paid during the year for income taxes	43,781	43,275	46,262

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Clear Channel Outdoor Holdings, Inc. (the “Company”) is an outdoor advertising company which owns or operates advertising display faces domestically and internationally.   On November 11, 2005, the Company became a publicly traded company through an initial public offering (“IPO”), in which 10%, or 35.0 million shares, of the Company’s Class A common stock was sold.  Prior to the IPO, the Company was an indirect wholly-owned subsidiary of iHeartCommunications, Inc. (“iHeartCommunications”), a diversified media and entertainment company.  As of December 31, 2015, iHeartCommunications indirectly holds all of the 315.0 million shares of Class B common stock outstanding and 10,726,917 shares of Class A common stock, collectively representing slightly more than 90% of the shares outstanding and approximately 99% of the voting power.   The holders of Class A common stock and Class B common stock have identical rights, except holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to 20 votes per share.   The Class B shares of common stock are convertible, at the option of the holder at any time or upon any transfer, into shares of Class A common stock on a one-for-one basis, subject to certain limited exceptions.

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

Agreements with iHeartCommunications

There are several agreements which govern the Company’s relationship with iHeartCommunications including the Master Agreement, Corporate Services Agreement, Employee Matters Agreement, Tax Matters Agreement and Trademark and License Agreement.  iHeartCommunications has the right to terminate these agreements in various circumstances.  As of the date of the filing of this report, no notice of termination of any of these agreements has been received from iHeartCommunications.

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

Certain prior period amounts have been reclassified to conform to the 2015 presentation.  Included in International Outdoor Direct operating expenses and Selling, general and administrative expenses are $8.2 million and $3.2 million, respectively, recorded in the fourth quarter of 2015 to correct for accounting errors included in the results for our Netherlands subsidiary reported in prior years.  Such corrections are not considered to be material to current year or prior year financial results.

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

Structures — 3 to 20 years

Furniture and other equipment — 2 to 20 years

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

The Company tests for possible impairment of property, plant and equipment whenever events and circumstances indicate that depreciable assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value.

Assets and businesses are classified as held for sale if their carrying amount will be recovered or settled principally through a sale transaction rather than through continuing use. The asset or business must be available for immediate sale and the sale must be highly probable within one year.

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

The Company performs its annual impairment test for its permits using a direct valuation technique as prescribed in ASC 805-20-S99.  The Company engages Corporate Valuation Consulting LLC (formerly Mesirow Financial Consulting Practice), a third party valuation firm, to assist the Company in the development of these assumptions and the Company’s determination of the fair value of its permits.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill

At least annually, the Company performs its impairment test for each reporting unit’s goodwill. Historically, we performed our annual impairment test on our goodwill, billboard permits, and other intangible assets as of October 1 of each year. Beginning in the third quarter of 2015, we began performing our annual impairment test on July 1 of each year. In 2015 and 2014, the Company used a discounted cash flow model to determine if the carrying value of the reporting unit, including goodwill, is less than the fair value of the reporting unit. The Company identified its reporting units in accordance with ASC 350-20-55. The Company’s U.S. outdoor advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test.  The Company also determined that within its Americas segment, Canada constitutes a separate reporting unit and each country in its International outdoor segment constitutes a separate reporting unit.  The Company had no impairment of goodwill for 2015 and 2014.  The Company recognized a non-cash impairment charge to goodwill of $10.7 million based on declining future cash flows expected in one country in the International outdoor segment for 2013.

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

Other Investments

Other investments are composed primarily of equity securities.  Securities for which fair value is determinable are classified as available-for-sale or trading and are carried at fair value based on quoted market prices.  Securities are carried at historical cost when quoted market prices are unavailable.  The net unrealized gains or losses on the available-for-sale securities, net of tax, are reported in accumulated other comprehensive loss as a component of shareholders’ equity (deficit).

The Company periodically assesses the value of available-for-sale and non-marketable securities and records impairment charges in the statement of comprehensive loss for any decline in value that is determined to be other-than-temporary.  The average cost method is used to compute the realized gains and losses on sales of equity securities. Based on these assessments, no impairments existed at December 31, 2015, 2014 and 2013.

Financial Instruments

Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at December 31, 2015 and 2014.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion or the entire asset will not be realized.  Generally, all earnings from the Company’s foreign operations are permanently reinvested and not distributed.  The Company has not provided U.S. federal income taxes for temporary differences with respect to investments in foreign subsidiaries, which at December 31, 2015, currently result in tax basis amounts greater than the financial reporting basis.  It is not apparent that these unrecognized deferred tax assets will reverse in the foreseeable future. If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant deficits, as calculated for tax law purposes, in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.  We regularly review our tax liabilities on amounts that may be distributed in future periods and provide for foreign withholding and other current and deferred taxes on any such amounts.  The determination of the amount of federal income taxes, if any, that might become due in the event that our foreign earnings are distributed is not practicable.

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

Advertising Expense

The Company records advertising expense as it is incurred.  Advertising expenses were $21.1 million, $20.1 million and $18.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the second quarter of 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that direct debt liability.  The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015.  The Company will adopt this standard in the first quarter of 2016.

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

During the fourth quarter of 2015, the Company adopted FASB’s ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. This update requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Dispositions

In the first quarter of 2016, Americas outdoor sold nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas for approximately $602 million in cash and certain advertising assets in Florida.  As of December 31, 2015, eight of these disposals met the criteria to be classified as held-for-sale and as such, the related assets are separately presented on the face of the Consolidated Balance Sheet.

Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of December 31, 2015 and 2014, respectively.

(In thousands)	December 31,	December 31,
	2015	2014
Land, buildings and improvements	$167,739	$198,280
Structures	2,824,794	2,999,582
Furniture and other equipment	156,046	152,084
Construction in progress	54,701	75,469
	3,203,280	3,425,415
Less: accumulated depreciation	1,575,294	1,519,764
Property, plant and equipment, net	$1,627,986	$1,905,651

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

During 2015, the Company recognized an impairment charge of $21.6 million related to billboard permits in one market.

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

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of December 31, 2015 and 2014, respectively:

(In thousands)	December 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$635,772	$(457,060)	$716,722	$(476,523)
Permanent easements	156,349	-	171,272	-
Other	9,687	(1,884)	2,912	(2,319)
Total	$801,808	$(458,944)	$890,906	$(478,842)

Total amortization expense related to definite-lived intangible assets for the years ended December 31, 2015, 2014 and 2013 was $49.2 million, $66.8 million, and $70.9 million, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2016	$38,112
2017	$29,963
2018	$21,246
2019	$16,838
2020	$14,813

Annual Impairment Test to Goodwill

Historically, the Company performed its annual impairment test on goodwill as of October 1 of each year.  Beginning in the third quarter of 2015, the Company began performing its annual impairment test on July 1 of each year.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognized no goodwill impairment for the years ended December 31, 2015 and 2014.  Based on declining future cash flows expected in one country in the International segment, the Company recognized a non-cash impairment charge to goodwill of $10.7 million and recognized no goodwill impairment for its Americas segment for the year ended December 31, 2013.

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	Americas	International	Consolidated
Balance as of December 31, 2013	$585,227	$264,907	$850,134
Foreign currency	(653)	(32,369)	(33,022)
Balance as of December 31, 2014	$584,574	$232,538	$817,112
Acquisitions	-	10,998	10,998
Foreign currency	(709)	(19,644)	(20,353)
Assets held for sale	(49,182)	-	(49,182)
Balance as of December 31, 2015	$534,683	$223,892	$758,575

The balance at December 31, 2013 is net of cumulative impairments of $2.6 billion and $326.6 million  in the Company’s Americas and International segments, respectively.

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

The following table summarizes the Company's investments in nonconsolidated affiliates:

(In thousands)	Buspak	All Others	Total
Balance as of December 31, 2013	$10,495	$4,896	$15,391
Equity in net earnings (loss)	5,139	(1,350)	3,789
Divestitures of investments, net	(15,821)	(333)	(16,154)
Cash advances	-	2,290	2,290
Foreign currency translation adjustments	187	(110)	77
Balance as of December 31, 2014	$-	$5,393	$5,393
Equity in net loss	-	(289)	(289)
Cash advances	-	711	711
Foreign currency translation adjustments	-	(89)	(89)
Balance as of December 31, 2015	$-	$5,726	$5,726

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – ASSET RETIREMENT OBLIGATION

The Company’s asset retirement obligation is reported in “Other long-term liabilities” with the current portion recorded in “Accrued liabilities” and relates to its obligation to dismantle and remove outdoor advertising displays from leased land and to reclaim the site to its original condition upon the termination or non-renewal of a lease or contract.  When the liability is recorded, the cost is capitalized as part of the related long-lived assets’ carrying value.  Due to the high rate of lease renewals over a long period of time, the calculation assumes that all related assets will be removed at some point over the next 50 years.  An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site.  The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk adjusted credit rate for the same period.

The following table presents the activity related to the Company’s asset retirement obligation:

(In thousands)	Years Ended December 31,
	2015	2014
Beginning balance	$48,161	$54,832
Adjustment due to changes in estimates	2,024	(6,508)
Accretion of liability	546	7,340
Liabilities settled	(2,720)	(5,669)
Foreign Currency	(2,886)	(1,834)
Ending balance	$45,125	$48,161

NOTE 5 – LONG-TERM DEBT
Long-term debt at December 31, 2015 and 2014 consisted of the following:

(In thousands)	December 31,	December 31,
	2015	2014
Clear Channel Worldwide Holdings Notes	$4,925,000	$4,925,000
Clear Channel International B.V. Senior Notes	225,000	-
Senior revolving credit facility due 2018	-	-
Other debt	19,003	15,107
Original issue discount	(7,769)	(6,178)
Total debt	$5,161,234	$4,933,929
Less: current portion	4,310	3,461
Total long-term debt	$5,156,924	$4,930,468

The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $4.9 billion and $5.1 billion at December 31, 2015 and December 31, 2014, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 1.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Notes

As of December 31, 2015 and 2014, the Company had Senior Notes consisting of:

(In thousands)				December 31,	December 31,
	Maturity Date	Interest Rate	Interest Payment Terms	2015	2014
CCWH Senior Notes:
6.5% Series A Senior Notes Due 2022	11/15/2022	6.5%	Payable to the trustee weekly in arrears and to the noteholders on May 15 and November 15 of each year	$735,750	735,750
6.5% Series B Senior Notes Due 2022	11/15/2022	6.5%	Payable to the trustee weekly in arrears and to the noteholders on May 15 and November 15 of each year	1,989,250	1,989,250
CCWH Senior Subordinated Notes:
7.625% Series A Senior Notes Due 2020	3/15/2020	7.625%	Payable to the trustee weekly in arrears and to the noteholders on March 15 and September 15 of each year	275,000	275,000
7.625% Series B Senior Notes Due 2020	3/15/2020	7.625%	Payable to the trustee weekly in arrears and to the noteholders on March 15 and September 15 of each year	1,925,000	1,925,000
Total CCWH Notes				$4,925,000	$4,925,000
Clear Channel International B.V. Senior Notes:
8.75% Senior Notes Due 2020	12/15/2020	8.750%	Payable semi-annually in arrears on June 15 and December 15 of each year	225,000	-
Total Senior Notes				$5,150,000	4,925,000

Guarantees and Security

The CCWH Senior Notes are guaranteed by CCOH, Clear Channel Outdoor, Inc. (“CCOI”) and certain of CCOH’s direct and indirect subsidiaries. The CCWH Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by CCOH, CCOI and certain of CCOH’s other domestic subsidiaries and rank junior to each guarantor’s existing and future senior debt, including the CCWH Senior Notes, equally with each guarantor’s existing and future senior subordinated debt and ahead of each guarantor’s existing and future debt that expressly provides that it is subordinated to the guarantees of the CCWH Senior Subordinated Notes.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Clear Channel International B.V. Senior Notes

The CCIBV Senior Notes are guaranteed by certain of the International outdoor business’s existing and future subsidiaries. The Company does not guarantee or otherwise assume any liability for the CCIBV Senior Notes. The notes are senior unsecured obligations that rank pari passu in right of payment to all unsubordinated indebtedness of Clear Channel International B.V., and the guarantees of the notes are senior unsecured obligations that rank pari passu in right of payment to all unsubordinated indebtedness of the guarantors of the notes.

Redemptions

Clear Channel International B.V. may redeem the notes at its option, in whole or part, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.

Certain Covenants

The indenture governing the CCIBV Senior Notes contains covenants that limit Clear Channel International B.V.’s ability and the ability of its restricted subsidiaries to, among other things:

•         pay dividends, redeem stock or make other distributions or investments;

•         incur additional debt or issue certain preferred stock;

•         transfer or sell assets;

•         create liens on assets;

•         engage in certain transactions with affiliates;

•         create restrictions on dividends or other payments by the restricted subsidiaries; and

•         merge, consolidate or sell substantially all of Clear Channel International B.V.’s assets.

Senior Revolving Credit Facility Due 2018

During the third quarter of 2013, the Company entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital needs, to issue letters of credit and for other general corporate purposes.  As of December 31, 2015, there were no amounts outstanding under the revolving credit facility, and $59.4 million of letters of credit under the revolving credit facility which reduce availability under the facility. The revolving credit facility contains a springing covenant that requires us to maintain a secured leverage ratio (as defined in the revolving credit facility) of not more than 1.5:1 that is tested at the end of a quarter if availability under the facility is less than 75% of the aggregate commitments under the facility.  The Company was in compliance with the secured leverage ratio covenant as of December 31, 2015.

Other Debt

Other debt includes various borrowings and capital leases utilized for general operating purposes.  Included in the $19.0 million balance at December 31, 2015 is $4.3 million that matures in less than one year.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future Maturities

Future maturities of long-term debt as of December 31, 2015 are as follows:

(in thousands)
2016	$4,310
2017	8,248
2018	5,078
2019	344
2020	2,425,370
Thereafter	2,725,653
Total (1)	$5,169,003

(1)	Excludes original issue discount of $7.8 million, which is amortized through interest expense over the life of the underlying debt obligations.

GUARANTEES

As of December 31, 2015, the Company had $60.0 million in letters of credit outstanding, of which no letters of credit were cash secured. Additionally, as of December 31, 2015, iHeartCommunications had outstanding commercial standby letters of credit and surety bonds of $1.2 million and $57.9 million, respectively, held on behalf of the Company. These letters of credit and surety bonds relate to various operational matters, including insurance, bid and performance bonds, as well as other items.

In addition, as of December 31, 2015, the Company had outstanding bank guarantees of $51.3 million related to international subsidiaries, of which $13.1 million were backed by cash collateral.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

build bus stops, kiosks and other public amenities or advertising structures.  Historically, any such penalties have not materially impacted the Company’s financial position or results of operations.

Certain acquisition agreements include deferred consideration payments based on performance requirements by the seller, typically involving the completion of a development or obtaining appropriate permits that enable the Company to construct additional advertising displays.  At December 31, 2015, the Company believes its maximum aggregate contingency, which is subject to performance requirements by the seller, is approximately $30.0 million.  As the contingencies have not been met or resolved as of December 31, 2015, these amounts are not recorded.

As of December 31, 2015, the Company’s future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year, capital expenditure commitments and employment contracts consist of the following:

(In thousands)			Capital
	Non-Cancelable	Non-Cancelable	Expenditure	Employment
	Operating Lease	Contracts	Commitments	Contracts
2016	$299,811	$367,201	$41,180	$4,926
2017	247,495	276,180	10,691	3,276
2018	224,798	217,963	2,253	888
2019	196,797	181,251	1,064	-
2020	171,871	153,000	1,270	-
Thereafter	965,150	359,108	12,545	-
Total	$2,105,922	$1,554,703	$69,003	$9,090

Rent expense charged to operations for the years ended December 31, 2015, 2014 and 2013 was $978.6 million, $1,025.3 million and $1,017.0 million, respectively.

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

International Outdoor Investigation

On April 21, 2015, inspections were conducted at the premises of Clear Channel in Denmark and Sweden as part of an investigation by Danish competition authorities.  Additionally, on the same day, Clear Channel UK received a communication from the UK competition authorities, also in connection with the investigation by Danish competition authorities. Clear Channel and its affiliates are cooperating with the national competition authorities.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — RELATED PARTY TRANSACTIONS

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

As of December 31, 2015 and December 31, 2014, the asset recorded in “Due from iHeartCommunications” on the consolidated balance sheet was $930.8 million and $947.8 million, respectively.  As of December 31, 2015, the fixed interest rate on the “Due from iHeartCommunications” account was 6.5%, which is equal to the fixed interest rate on the CCWH Senior Notes.  The net interest income for the years ended December 31, 2015, 2014 and 2013 was $61.4 million, $60.2 million, and $54.2 million, respectively.

The Company provides advertising space on its billboards for radio stations owned by iHeartCommunications.  For the years ended December 31, 2015, 2014 and 2013, the Company recorded $2.7 million, $3.4 million, and $2.5 million, respectively, in revenue for these advertisements.

Under the Corporate Services Agreement between iHeartCommunications and the Company, iHeartCommunications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) certain executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services.  These services are charged to the Company based on actual direct costs incurred or allocated by iHeartCommunications based on headcount, revenue or other factors on a pro rata basis. For the years ended December 31, 2015, 2014 and 2013, the Company recorded $30.1 million, $31.2 million, and $35.4 million, respectively, as a component of corporate expenses for these services.

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

Pursuant to the Employee Matters Agreement, the Company’s employees participate in iHeartCommunications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan.  For the years ended December 31, 2015, 2014 and 2013, the Company recorded $10.7 million, $10.7 million and $10.5 million, respectively, as a component of selling, general and administrative expenses for these services.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 8 — INCOME TAXES

The operations of the Company are included in a consolidated U.S. federal income tax return filed by iHeartMedia.  However, for financial reporting purposes, the Company’s provision for income taxes has been computed on the basis that the Company files separate consolidated U.S. federal income tax returns with its subsidiaries.

Significant components of the provision for income tax benefit (expense) are as follows:

(In thousands)	Years Ended December 31,
	2015	2014	2013
Current - federal	$(270)	$2,001	$(1,470)
Current - foreign	(45,322)	(26,281)	(45,327)
Current - state	(1,046)	(502)	772
Total current expense	(46,638)	(24,782)	(46,025)

Deferred - federal	(8,259)	26,744	21,369
Deferred - foreign	5,282	4,307	8,278
Deferred - state	(562)	2,518	1,569
Total deferred benefit (expense)	(3,539)	33,569	31,216
Income tax benefit (expense)	$(50,177)	$8,787	$(14,809)

For the year ended December 31, 2015 the Company recorded current tax expense of $46.6 million as compared to $24.8 million for the 2014 year. The change in current tax was due primarily to a reduction in unrecognized tax benefits during 2014, which resulted from the expiration of statutes of limitations to assess taxes in the United Kingdom and several state jurisdictions.  This decrease in unrecognized tax benefits resulted in a reduction to current tax expense of $21.8 million during 2014.

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

Deferred tax expense of $3.5 million was recorded for 2015 compared with a deferred tax benefit of $33.6 million for 2014.  The change in deferred tax is primarily due to the valuation allowance of $32.9 million recorded against the Company’s current period federal and state net operating losses during 2015.

Deferred tax benefits increased $2.4 million for the year ended December 31, 2014 compared to 2013, primarily due to an increase in federal and state losses in 2014.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2015 and 2014 are as follows:

(In thousands)	December 31,	December 31,
	2015	2014
Deferred tax liabilities:
Intangibles and fixed assets	$927,779	$946,960
Equity in earnings	2,374	1,740
Other	16,036	10,891
Total deferred tax liabilities	946,189	959,591
Deferred tax assets:
Accrued expenses	17,121	18,185
Net operating loss carryforwards	472,975	478,754
Bad debt reserves	3,256	3,520
Other	29,006	23,271
Total deferred tax assets	522,358	523,730
Less: Valuation allowance	185,079	168,555
Net deferred tax assets	337,279	355,175
Net deferred tax liabilities	$608,910	$604,416

During the fourth quarter of 2015, the Company elected early adoption of ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. This update requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts.

The deferred tax liabilities associated with intangibles and fixed assets primarily relates to the difference in book and tax basis of acquired billboard permits and tax deductible goodwill created from the Company’s various stock acquisitions.  In accordance with ASC 350-10, Intangibles—Goodwill and Other, the Company does not amortize its book basis in permits.  As a result, this deferred tax liability will not reverse over time unless the Company recognizes future impairment charges related to its permits and tax deductible goodwill or sells its permits.  As the Company continues to amortize its tax basis in its permits and tax deductible goodwill, the deferred tax liability will increase over time. The Company’s net foreign deferred tax liabilities were $6.4 million and $10.7 million for the periods ended December 31, 2015 and 2014, respectively.

At December 31, 2015, the Company had recorded deferred tax assets for net operating loss carryforwards (tax effected) for federal and state income tax purposes of $337.5 million, which expire in various amounts through 2035. The Company expects to realize the benefits of a portion of its deferred tax assets attributable to federal and state net operating losses based upon expected future taxable income from deferred tax liabilities that reverse in the relevant federal and state jurisdictions and carryforward periods.  As of December 31, 2015, the Company has recorded a partial valuation allowance of $32.9 million against these deferred tax assets attributable to federal and state net operating losses. In addition, the Company recorded $8.8 million in additional valuation allowance against its foreign deferred tax assets during the year ended December 31, 2015, the effects of which are included in foreign tax expense.  At December 31, 2015, the Company had recorded $134.7 million (tax-effected) of deferred tax assets for foreign net operating losses, which are offset in part by an associated valuation allowance of $132.1 million.  The remaining deferred tax valuation allowance of $20.1 million offsets other foreign deferred tax assets that are not expected to be realized.  Realization of these foreign deferred tax assets is dependent upon the Company’s ability to generate future taxable income in appropriate tax jurisdictions to obtain benefits.  Due to the Company’s evaluation of all available evidence, including significant negative evidence of cumulative losses in these jurisdictions, the Company continues to record valuation allowances on the foreign deferred tax assets that are not expected to be realized.  The Company expects to realize its remaining gross deferred tax assets based upon its assessment of deferred tax liabilities that will reverse in the same carryforward period and jurisdiction and are of the same character as the net operating loss carryforwards and temporary differences that give rise to the deferred tax assets.  Any deferred tax liabilities associated with billboard permits and tax deductible goodwill intangible assets are not relied upon as a source of future taxable income, as these intangible assets have an indefinite life.

At December 31, 2015 and 2014, net deferred tax assets include a deferred tax asset of $16.4 million and $16.2 million, respectively, relating to stock-based compensation expense under ASC 718-10, Compensation—Stock Compensation.  Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

date.   Accordingly, there can be no assurance that the stock price of the Company’s Common Stock will rise to levels sufficient to realize the entire deferred tax benefit currently reflected in our balance sheet.  See Note 10 for additional discussion of ASC 718-10.

The reconciliation of income tax computed at the U.S. federal statutory rates to income tax benefit is:

(In thousands)	Years Ended December 31,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax benefit (expense) at statutory rates	$7,396	35%	$(2,916)	35%	$3,331	35%
State income taxes, net of federal tax effect	2,238	10%	2,016	(24%)	2,342	25%
Foreign income taxes	(23,062)	(109%)	11,434	(137%)	(19,777)	(208%)
Nondeductible items	(754)	(3%)	(722)	9%	(613)	(7%)
Changes in valuation allowance and other estimates	(33,684)	(159%)	2,941	(35%)	(2,488)	(26%)
Other, net	(2,311)	(11%)	(3,966)	47%	2,396	25%
Income tax benefit (expense)	$(50,177)	(237%)	$8,787	(105%)	$(14,809)	(156%)

During 2015, the Company recorded tax expense of approximately $50.2 million. The 2015 income tax expense and (237.5%) effective tax rate were impacted primarily by a $32.9 million valuation allowance recorded against the Company’s current period federal and state net operating losses during 2015.  Additionally, the Company recorded additional taxes due to the inability to benefit from losses in certain foreign jurisdictions.  Foreign income before income taxes was approximately $48.5 million for 2015, and it should be noted that with limited exceptions, tax rates in our foreign jurisdictions are lower than that of the U.S. federal statutory rate.

During 2014, the Company recorded tax benefits of approximately $8.8 million.  The 2014 income tax benefit and (105.5%) effective tax rate were impacted primarily by the Company’s benefits and charges from tax amounts associated with its foreign earnings that are taxed at rates different from the federal statutory rate and an inability to benefit from losses in certain foreign jurisdictions.   Additionally, the Company recorded $20.0 million in net tax benefits associated with a decrease in unrecognized tax benefits resulting from the expiration of statutes of limitations to assess taxes in the United Kingdom and several state jurisdictions. Foreign income before income taxes was approximately $95.5 million for 2014, and it should be noted that with limited exceptions, tax rates in our foreign jurisdictions are lower than that of the U.S. federal statutory rate.

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

The Company provides for any related tax liability on undistributed earnings that the Company does not intend to be indefinitely reinvested outside the United States or would otherwise become taxable upon remittance within our foreign structure.  Substantially all of the Company’s undistributed international earnings are intended to be indefinitely reinvested in home country operations outside the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the U.S., we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant deficits, as calculated for tax law purposes, in our foreign earnings and profits, which give us flexibility to make future cash distributions as non-taxable returns of capital.  All tax liabilities owed by the Company are paid either by the Company or on behalf of the Company by iHeartCommunications through an operating account that represents net amounts due to or from iHeartCommunications.

The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense.  The total amount of interest accrued at December 31, 2015 and 2014, was $3.6 million and $3.2 million, respectively.  The total amount of unrecognized tax benefits and accrued interest and penalties at December 31, 2015 and 2014, was $43.5 million and $42.4 million, respectively, of which $23.8 million and $25.3 million is included in “Other long-term liabilities.” In addition, $19.7 million and $17.0 million of unrecognized tax benefits are recorded net with the Company’s deferred tax assets for its net operating losses as opposed to being recorded in “Other long-term liabilities” at December 31, 2015 and 2014, respectively.  The total amount of unrecognized tax benefits at December 31, 2015 and 2014 that, if recognized, would impact the effective income tax rate is $18.2 million and $24.7 million, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	Years Ended December 31,
Unrecognized Tax Benefits	2015	2014
Balance at beginning of period	$39,143	$52,619
Increases for tax position taken in the current year	6,311	9,771
Increases for tax positions taken in previous years	1,025	1,752
Decreases for tax position taken in previous years	(2,009)	(5,148)
Decreases due to settlements with tax authorities	(689)	(2,669)
Decreases due to lapse of statute of limitations	(3,873)	(17,182)
Balance at end of period	$39,908	$39,143

Pursuant to the Tax Matters Agreement between iHeartCommunications and the Company, the operations of the Company are included in a consolidated U.S. federal income tax return filed by iHeartMedia.  In addition, the Company and its subsidiaries file income tax returns in various state and foreign jurisdictions.  During 2015 and 2014, the Company reversed $3.9 and $21.8 million in unrecognized tax benefits, inclusive of interest, as a result of the expiration of statutes of limitations to assess taxes in certain state and foreign jurisdictions. All federal income tax matters through 2010 are closed.  The IRS is currently auditing the Company’s tax returns for the 2011 and 2012 periods.  Substantially all material state, local, and foreign income tax matters have been concluded for years through 2006.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – SHAREHOLDERS’ EQUITY (DEFICIT)

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The following table shows the changes in shareholders’ equity attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total, ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances as of January 1, 2015	$(344,275)	$203,334	$(140,941)
Net income (loss)	(96,072)	24,764	(71,308)
Dividends declared	(217,796)	-	(217,796)
Dividends and other payments to noncontrolling interests	-	(30,870)	(30,870)
Share-based compensation	8,359	-	8,359
Foreign currency translation adjustments	(101,575)	(11,154)	(112,729)
Unrealized holding gain on marketable securities	553	-	553
Other adjustments to comprehensive loss	(10,266)	-	(10,266)
Reclassifications	808	-	808
Other, net	2,822	1,701	4,523
Balances as of December 31, 2015	$(757,442)	$187,775	$(569,667)

Balances as of January 1, 2014	$(41,938)	$202,046	$160,108
Net income (loss)	(9,590)	26,709	17,119
Dividends paid	(175,022)	-	(175,022)
Dividends and other payments to noncontrolling interests	-	(18,995)	(18,995)
Share-based compensation	7,743	-	7,743
Foreign currency translation adjustments	(116,678)	(6,426)	(123,104)
Unrealized holding gain on marketable securities	327	-	327
Other adjustments to comprehensive loss	(11,438)	-	(11,438)
Reclassifications	8	-	8
Other, net	2,313	-	2,313
Balances as of December 31, 2014	$(344,275)	$203,334	$(140,941)

Share-Based Awards

Stock Options

The Company has granted options to purchase shares of its Class A common stock to certain employees and directors of the Company and its affiliates under its equity incentive plan at no less than the fair value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates. These options vest solely on continued service over a period of up to five years. The equity incentive plan contains anti-dilutive provisions that permit an adjustment for any change in capitalization.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Years Ended December 31,
	2015	2014	2013
Expected volatility	37% – 56%	54% – 56%	55% – 56%
Expected life in years	6.3	6.3	6.3
Risk-free interest rate	1.70% – 2.07%	1.73% – 2.08%	1.05% – 2.19%
Dividend yield	0%	0%	0%

The following table presents a summary of the Company's stock options outstanding at and stock option activity during the year ended December 31, 2015:

(In thousands, except per share data)	Options	Price (3)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2015	6,025	$9.92
Granted (1)	921	9.96
Exercised (2)	(622)	6.11
Forfeited	(34)	8.74
Expired	(942)	12.45
Outstanding, December 31, 2015	5,348	9.93	5.6 years	$1,049
Exercisable	3,658	10.33	4.2 years	$1,049
Expected to vest	1,535	9.02	8.4 years	$-

(1)        The weighted average grant date fair value of the Company’s options granted during the years ended December 31, 2015, 2014 and 2013 was $4.25, $4.69 and $4.10 per share, respectively.

(2)        Cash received from option exercises during the years ended December 31, 2015, 2014 and 2013 was $3.8 million, $2.4 million and $4.2 million, respectively.  The total intrinsic value of the options exercised during the years ended December 31, 2015, 2014 and 2013 was $2.8 million, $1.5 million and $5.0 million, respectively.

(3)        Reflects the weighted average exercise price per share.

A summary of the Company’s unvested options at and changes during the year ended December 31, 2015 is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Unvested, January 1, 2015	1,553	$4.92
Granted	921	4.25
Vested (1)	(750)	5.56
Forfeited	(34)	4.92
Unvested, December 31, 2015	1,690	4.27

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)        The total fair value of the Company’s options vested during the years ended December 31, 2015, 2014 and 2013 was $4.2 million, $6.1 million and $7.1 million, respectively.

Restricted Stock Awards

The Company has also granted both restricted stock and restricted stock unit awards to its employees and affiliates under its equity incentive plan. The restricted stock awards represent shares of Class A common stock that contain a legend which restricts their transferability for a term of up to five years. The restricted stock units represent the right to receive shares upon vesting, which is generally over a period of up to five years. Both restricted stock awards and restricted stock units are forfeited, except in certain circumstances, in the event the employee terminates his or her employment or relationship with the Company prior to the lapse of the restriction.

The following table presents a summary of the Company's restricted stock and restricted stock units outstanding at and activity during the year ended December 31, 2015 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2015	2,458	$7.54
Granted	702	10.35
Vested (restriction lapsed)	(340)	6.13
Forfeited	(58)	8.39
Outstanding, December 31, 2015	2,762	8.43

Share-Based Compensation Cost

The share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Share-based compensation payments are recorded in corporate expenses and were $8.4 million, $7.7 million and $7.7 million, during the years ended December 31, 2015, 2014 and 2013, respectively.

The tax benefit related to the share-based compensation expense for the years ended December 31, 2015, 2014 and 2013 was $3.2 million, $3.0 million and $3.0 million, respectively.

As of December 31, 2015, there was $17.8 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of December 31, 2015, there was $0.6 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss per Share

The following table presents the computation of earnings (loss) per share for the years ended December 31, 2015, 2014 and 2013:

(In thousands, except per share data)	Years Ended December 31,
	2015	2014	2013
NUMERATOR:
Net loss attributable to the Company – common shares	$(96,072)	$(9,590)	$(48,460)
Less: Participating securities dividends	-	-	2,566
Net income (loss) attributable to the Company per common share – basic and diluted	$(96,072)	$(9,590)	$(51,026)

DENOMINATOR:
Weighted average common shares outstanding – basic	359,508	358,565	357,662
Effect of dilutive securities:
Weighted average common shares outstanding – diluted	359,508	358,565	357,662

Net income (loss) attributable to the Company per common share:
Basic	$(0.27)	$(0.03)	$(0.14)
Diluted	$(0.27)	$(0.03)	$(0.14)

(1)

8.1 million, 8.5 million and 8.8 million stock options and restricted shares were outstanding at December 31, 2015, 2014 and 2013, respectively, that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

NOTE 10 – EMPLOYEE STOCK AND SAVINGS PLANS

The Company’s U.S. employees are eligible to participate in various 401(k) savings and other plans provided by iHeartCommunications for the purpose of providing retirement benefits for substantially all employees.  Under these plans, a Company employee can make pre-tax contributions and the Company will match 50% of the employee’s first 5% of pay contributed to the plan.  Employees vest in these Company matching contributions based upon their years of service to the Company.  Contributions to these plans of $2.4 million, $2.7 million and $2.4 million for the years ended December 31, 2015, 2014 and 2013, respectively, were recorded as a component of operating expenses.

In addition, employees in the Company’s International markets participate in retirement plans administered by the Company which are not part of the 401(k) savings and other plans sponsored by iHeartCommunications.  Contributions to these plans of $13.6 million, $15.6 million and $15.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, were recorded as a component of operating expenses.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — OTHER INFORMATION

The following table discloses the components of “Other income (expense)” for the years ended December 31, 2015, 2014 and 2013, respectively:

(In thousands)	Years Ended December 31,
	2015	2014	2013
Foreign exchange loss	$14,790	$15,460	$1,674
Other	(2,403)	(275)	(658)
Total other income (expense) — net	$12,387	$15,185	$1,016

For the years ended December 31, 2015, 2014, and 2013 the total increase (decrease) in deferred income tax liabilities of other comprehensive income (loss) related to pensions were $1.6. million, ($5.6) million and $0.2 million, respectively.

The following table discloses the components of “Other current assets” as of December 31, 2015 and 2014, respectively:

(In thousands)	As of December 31,
	2015	2014
Deferred loan costs	$9,514	$8,080
Inventory	23,514	21,892
Deposits	1,954	3,124
Other receivables	2,278	2,788
Other	6,820	10,170
Total other current assets	$44,080	$46,054

The following table discloses the components of “Other assets” as of December 31, 2015 and 2014, respectively:

(In thousands)	As of December 31,
	2015	2014
Prepaid expenses	$69,807	$53,669
Deferred loan costs	40,897	41,862
Deposits	24,672	26,283
Investments	8,432	7,509
Other	4,629	3,758
Total other assets	$148,437	$133,081

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the components of “Other long-term liabilities” as of December 31, 2015 and 2014, respectively:

(In thousands)	As of December 31,
	2015	2014
Unrecognized tax benefits	$23,802	$25,279
Asset retirement obligation	45,125	48,161
Employee related liabilities	47,491	39,963
Deferred rent	98,282	94,946
Other	25,719	26,451
Total other long-term liabilities	$240,419	$234,800

The following table discloses the components of “Accumulated other comprehensive loss,” net of tax, as of December 31, 2015 and 2014, respectively:

(In thousands)	As of December 31,
	2015	2014
Cumulative currency translation adjustments and other	$(453,995)	$(342,909)
Cumulative unrealized gain on securities	2,162	1,556
Total accumulated other comprehensive loss	$(451,833)	$(341,353)

NOTE 12 – SEGMENT DATA

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s reportable segment results for the years ended December 31, 2015, 2014 and 2013:

(In thousands)	Americas Outdoor Advertising	International Outdoor Advertising	Corporate and other reconciling items	Consolidated
Year Ended December 31, 2015
Revenue	$1,349,021	$1,457,183	$-	$2,806,204
Direct operating expenses	597,382	897,520	-	1,494,902
Selling, general and administrative expenses	233,254	298,250	-	531,504
Corporate expenses	-	-	116,380	116,380
Depreciation and amortization	204,514	166,060	5,388	375,962
Impairment charges	-	-	21,631	21,631
Other operating loss, net	-	-	(4,824)	(4,824)
Operating income (loss)	$313,871	$95,353	$(148,223)	$261,001

Segment assets	$3,567,763	$1,581,710	$1,207,726	$6,357,199
Capital expenditures	$82,165	$132,554	$3,613	$218,332
Share-based compensation expense	$-	$-	$8,359	$8,359

Year Ended December 31, 2014
Revenue	$1,350,623	$1,610,636	$-	$2,961,259
Direct operating expenses	605,771	991,117	-	1,596,888
Selling, general and administrative expenses	233,641	314,878	-	548,519
Corporate expenses	-	-	130,894	130,894
Depreciation and amortization	203,928	198,143	4,172	406,243
Impairment charges	-	-	3,530	3,530
Other operating income, net	-	-	7,259	7,259
Operating income (loss)	$307,283	$106,498	$(131,337)	$282,444

Segment assets	$3,664,574	$1,680,598	$1,001,400	$6,346,572
Capital expenditures	$109,727	$117,480	$3,962	$231,169
Share-based compensation expense	$-	$-	$7,743	$7,743

Year Ended December 31, 2013
Revenue	$1,385,757	$1,560,433	$-	$2,946,190
Direct operating expenses	610,750	983,978	-	1,594,728
Selling, general and administrative expenses	243,456	300,116	-	543,572
Corporate expenses	-	-	124,399	124,399
Depreciation and amortization	206,031	194,493	2,646	403,170
Impairment charges	-	-	13,150	13,150
Other operating income, net	-	-	22,979	22,979
Operating income (loss)	$325,520	$81,846	$(117,216)	$290,150

Segment assets	$3,823,347	$1,899,648	$1,020,094	$6,743,089
Capital expenditures	$96,590	$100,949	$8,648	$206,187
Share-based compensation expense	$-	$-	$7,725	$7,725

Revenue of $1.6 billion, $1.8 billion and $1.7 billion derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2015, 2014 and 2013, respectively.  Revenue of $1.2 billion, derived from the Company’s U.S. operations are included in the data above for each of the years ended December 31, 2015, 2014 and 2013.

Identifiable long-lived assets of $628.8 million, $682.7 million and $759.3 million derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2015, 2014 and 2013, respectively. Identifiable long-lived assets of $1.0 billion, $1.2 billion and $1.3 billion derived from the Company’s U.S. operations are included in the data above for the years ended December 31, 2015, 2014 and 2013, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Revenue	$615,043	$635,251	$722,819	$781,205	$696,277	$742,794	$772,065	$802,009
Operating expenses:
Direct operating expenses	362,971	381,513	372,342	413,144	372,716	400,834	386,873	401,397
Selling, general and administrative expenses	127,130	132,949	132,522	140,271	132,559	139,613	139,293	135,686
Corporate expenses	28,753	30,697	30,154	33,333	28,347	33,548	29,126	33,316
Depreciation and amortization	94,094	98,742	93,405	98,726	93,040	100,416	95,423	108,359
Impairment charges	-	-	-	-	21,631	-	-	3,530
Other operating income (expense), net	(5,444)	2,654	659	247	5,029	4,623	(5,068)	(265)
Operating income (loss)	(3,349)	(5,996)	95,055	95,978	53,013	73,006	116,282	119,456
Interest expense	89,416	89,262	88,556	88,212	88,088	87,695	89,609	88,096
Interest income on Due from iHeartCommunications	15,253	14,673	15,049	15,227	15,630	15,105	15,507	15,174
Equity in earnings (loss) of nonconsolidated affiliates	522	(736)	(351)	327	(812)	4,185	352	13
Other income (expense), net	19,938	1,898	15,276	11,983	(17,742)	2,191	(5,085)	(887)
Income (loss) before income taxes	(57,052)	(79,423)	36,473	35,303	(37,999)	6,792	37,447	45,660
Income tax benefit (expense)	24,099	(16,946)	(27,187)	24,820	22,797	(5,372)	(69,886)	6,285
Consolidated net income (loss)	(32,953)	(96,369)	9,286	60,123	(15,202)	1,420	(32,439)	51,945
Less amount attributable to noncontrolling interest	565	501	7,876	9,086	7,379	8,483	8,944	8,639
Net income (loss) attributable to the Company	$(33,518)	$(96,870)	$1,410	$51,037	$(22,581)	$(7,063)	$(41,383)	$43,306

Net income (loss) per common share:
Basic	$(0.09)	$(0.27)	$-	$0.14	$(0.06)	$(0.02)	$(0.12)	$0.12
Diluted	$(0.09)	$(0.27)	$-	$0.14	$(0.06)	$(0.02)	$(0.12)	$0.12

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – GUARANTOR SUBSIDIARIES

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

(In thousands)	December 31, 2015
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$218,701	$-	$18,455	$175,587	$-	$412,743
Accounts receivable, net of allowance	-	-	210,252	487,331	-	697,583
Intercompany receivables	-	467,287	1,915,287	8,003	(2,390,577)	-
Prepaid expenses	1,423	3,433	62,039	60,835	-	127,730
Assets held for sale			295,075			295,075
Other current assets	-	6,850	3,053	34,177	-	44,080
Total Current Assets	220,124	477,570	2,504,161	765,933	(2,390,577)	1,577,211
Structures, net	-	-	868,586	523,294	-	1,391,880
Other property, plant and equipment, net	-	-	129,339	106,767	-	236,106
Indefinite-lived intangibles	-	-	962,074	9,253	-	971,327
Other intangibles, net	-	-	272,307	70,557	-	342,864
Goodwill	-	-	522,750	235,825	-	758,575
Due from iHeartCommunications	930,799	-	-	-	-	930,799
Intercompany notes receivable	182,026	5,107,392	-	-	(5,289,418)	-
Other assets	78,341	336,328	1,218,819	52,508	(1,537,559)	148,437
Total Assets	$1,411,290	$5,921,290	$6,478,036	$1,764,137	$(9,217,554)	$6,357,199

Accounts payable	$-	$-	$12,124	$88,086	$-	$100,210
Intercompany payable	1,915,287	-	475,290	-	(2,390,577)	-
Accrued expenses	953	(707)	108,480	398,939	-	507,665
Dividends payable	217,017	-	-	-	-	217,017
Deferred income	-	-	37,471	53,940	-	91,411
Current portion of long-term debt	-	-	65	4,245	-	4,310
Total Current Liabilities	2,133,257	(707)	633,430	545,210	(2,390,577)	920,613
Long-term debt	-	4,919,440	1,014	236,470	-	5,156,924
Intercompany notes payable	-	-	5,032,499	256,919	(5,289,418)	-
Deferred tax liability	772	1,367	599,541	7,230	-	608,910
Other long-term liabilities	1,587	-	133,227	105,605	-	240,419
Total shareholders' equity (deficit)	(724,326)	1,001,190	78,325	612,703	(1,537,559)	(569,667)
Total Liabilities and Shareholders' Equity	$1,411,290	$5,921,290	$6,478,036	$1,764,137	$(9,217,554)	$6,357,199

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	December 31, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$905	$-	$-	$205,259	$(19,960)	$186,204
Accounts receivable, net of allowance	-	-	202,771	495,040	-	697,811
Intercompany receivables	-	259,510	1,731,448	8,056	(1,999,014)	-
Prepaid expenses	1,299	-	64,922	67,820	-	134,041
Other current assets	-	6,850	5,646	33,558	-	46,054
Total Current Assets	2,204	266,360	2,004,787	809,733	(2,018,974)	1,064,110
Structures, net	-	-	1,049,684	564,515	-	1,614,199
Other property, plant and equipment, net	-	-	172,809	118,643	-	291,452
Indefinite-lived intangibles	-	-	1,055,728	11,020	-	1,066,748
Other intangibles, net	-	-	322,550	89,514	-	412,064
Goodwill	-	-	571,932	245,180	-	817,112
Due from iHeartCommunications	947,806	-	-	-	-	947,806
Intercompany notes receivable	182,026	4,927,517	-	-	(5,109,543)	-
Other assets	264,839	793,626	1,287,717	50,568	(2,263,669)	133,081
Total Assets	$1,396,875	$5,987,503	$6,465,207	$1,889,173	$(9,392,186)	$6,346,572

Accounts payable	$-	$-	$27,866	$68,009	$(19,960)	$75,915
Intercompany payable	1,731,448	-	267,566	-	(1,999,014)	-
Accrued expenses	467	3,475	103,243	436,633	-	543,818
Deferred income	-	-	44,363	50,272	-	94,635
Current portion of long-term debt	-	-	55	3,406	-	3,461
Total Current Liabilities	1,731,915	3,475	443,093	558,320	(2,018,974)	717,829
Long-term debt	-	4,918,822	1,077	10,569	-	4,930,468
Intercompany notes payable	-	-	5,035,279	74,264	(5,109,543)	-
Deferred tax liability	772	85	592,002	11,557	-	604,416
Other long-term liabilities	-	-	128,855	105,945	-	234,800
Total shareholders' equity (deficit)	(335,812)	1,065,121	264,901	1,128,518	(2,263,669)	(140,941)
Total Liabilities and Shareholders' Equity	$1,396,875	$5,987,503	$6,465,207	$1,889,173	$(9,392,186)	$6,346,572

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2015
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$1,193,320	$1,612,884	$-	$2,806,204
Operating expenses:
Direct operating expenses	-	-	507,729	987,173	-	1,494,902
Selling, general and administrative expenses	-	-	199,769	331,735	-	531,504
Corporate expenses	13,049	-	58,576	44,755	-	116,380
Depreciation and amortization	-	-	194,891	181,071	-	375,962
Impairment charges	-	-	21,631	-	-	21,631
Other operating income (expense), net	(458)	-	(7,732)	3,366	-	(4,824)
Operating income (loss)	(13,507)	-	202,992	71,516	-	261,001
Interest expense	2	352,329	1,630	1,708	-	355,669
Interest income on Due from iHeartCommunications	61,439	-	-	-	-	61,439
Intercompany interest income	16,068	340,457	62,002	-	(418,527)	-
Intercompany interest expense	61,439	-	356,525	563	(418,527)	-
Equity in earnings (loss) of nonconsolidated affiliates	(76,018)	10,383	5,609	(1,935)	61,672	(289)
Other income, net	2,915	3,440	20,318	10,289	(24,575)	12,387
Income (loss) before income taxes	(70,544)	1,951	(67,234)	77,599	37,097	(21,131)
Income tax expense	(953)	(575)	(8,784)	(39,865)	-	(50,177)
Consolidated net income (loss)	(71,497)	1,376	(76,018)	37,734	37,097	(71,308)
Less amount attributable to noncontrolling interest	-	-	-	24,764	-	24,764
Net income (loss) attributable to the Company	$(71,497)	$1,376	$(76,018)	$12,970	$37,097	$(96,072)
Other comprehensive (loss), net of tax:
Foreign currency translation adjustments	-	(3,440)	(16,605)	(92,684)	-	(112,729)
Unrealized holding gain on marketable securities	-	-	-	553	-	553
Other adjustments to comprehensive loss	-	-	-	(10,266)	-	(10,266)
Reclassification adjustments	-	-	-	808	-	808
Equity in subsidiary comprehensive income	(110,480)	(61,867)	(93,875)	-	266,222	-
Comprehensive loss	(181,977)	(63,931)	(186,498)	(88,619)	303,319	(217,706)
Less amount attributable to noncontrolling interest	-	-	-	(11,154)	-	(11,154)
Comprehensive loss attributable to the Company	$(181,977)	$(63,931)	$(186,498)	$(77,465)	$303,319	$(206,552)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$1,162,842	$1,798,417	$-	$2,961,259
Operating expenses:
Direct operating expenses	-	-	495,651	1,101,237	-	1,596,888
Selling, general and administrative expenses	-	-	196,653	351,866	-	548,519
Corporate expenses	12,274	-	67,989	50,631	-	130,894
Depreciation and amortization	-	-	194,396	211,847	-	406,243
Impairment charges	-	-	3,530	-	-	3,530
Other operating income (expense), net	(541)	-	3,235	4,565	-	7,259
Operating income (loss)	(12,815)	-	207,858	87,401	-	282,444
Interest (income) expense, net	(6)	352,280	1,555	(564)	-	353,265
Interest income on Due from iHeartCommunications	60,179	-	-	-	-	60,179
Intercompany interest income	15,624	340,824	61,073	-	(417,521)	-
Intercompany interest expense	60,179	-	356,448	894	(417,521)	-
Loss on marketable securities	-	-	-	-	-	-
Equity in earnings (loss) of nonconsolidated affiliates	(15,463)	46,938	42,382	2,038	(72,106)	3,789
Other income (expense), net	4,122	-	(2,691)	13,754	-	15,185
Income (loss) before income taxes	(8,526)	35,482	(49,381)	102,863	(72,106)	8,332
Income tax benefit (expense)	(1,064)	(276)	33,918	(23,791)	-	8,787
Consolidated net income (loss)	(9,590)	35,206	(15,463)	79,072	(72,106)	17,119
Less amount attributable to noncontrolling interest	-	-	-	26,709	-	26,709
Net income (loss) attributable to the Company	$(9,590)	$35,206	$(15,463)	$52,363	$(72,106)	$(9,590)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	-	21	(8,471)	(114,654)	-	(123,104)
Unrealized holding gain on marketable securities	-	-	-	327	-	327
Other adjustments to comprehensive loss	-	-	-	(11,438)	-	(11,438)
Reclassification adjustments	-	-	-	8	-	8
Equity in subsidiary comprehensive income	(127,781)	(117,825)	(119,310)	-	364,916	-
Comprehensive loss	(137,371)	(82,598)	(143,244)	(73,394)	292,810	(143,797)
Less amount attributable to noncontrolling interest	-	-	-	(6,426)	-	(6,426)
Comprehensive loss attributable to the Company	$(137,371)	$(82,598)	$(143,244)	$(66,968)	$292,810	$(137,371)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$1,197,261	$1,748,929	$-	$2,946,190
Operating expenses:
Direct operating expenses	-	-	506,200	1,088,528	-	1,594,728
Selling, general and administrative expenses	-	-	205,240	338,332	-	543,572
Corporate expenses	13,057	3	64,987	46,352	-	124,399
Depreciation and amortization	-	-	194,793	208,377	-	403,170
Impairment charges	-	-	-	13,150	-	13,150
Other operating income (expense), net	(494)	-	28,129	(4,656)	-	22,979
Operating income (loss)	(13,551)	(3)	254,170	49,534	-	290,150
Interest (income) expense, net	(143)	353,189	993	(1,256)	-	352,783
Interest income on due with iHeartCommunications	54,210	-	-	-	-	54,210
Intercompany interest income	15,112	341,612	54,857	-	(411,581)	-
Intercompany interest expense	54,436	-	356,724	421	(411,581)	-
Loss on marketable securities	-	-	-	(18)	-	(18)
Equity in loss of nonconsolidated affiliates	(50,279)	(12,274)	(12,216)	(3,588)	76,265	(2,092)
Other income (expense), net	1,432	-	(9,760)	9,344	-	1,016
Income (loss) before income taxes	(47,369)	(23,854)	(70,666)	56,107	76,265	(9,517)
Income tax benefit (expense)	(1,091)	4,184	20,387	(38,289)	-	(14,809)
Consolidated net income (loss)	(48,460)	(19,670)	(50,279)	17,818	76,265	(24,326)
Less amount attributable to noncontrolling interest	-	-	-	24,134	-	24,134
Net loss attributable to the Company	$(48,460)	$(19,670)	$(50,279)	$(6,316)	$76,265	$(48,460)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(31)	(20)	(7,214)	(2,389)	-	(9,654)
Unrealized loss on marketable securities	-	-	-	1,187	-	1,187
Other adjustments to comprehensive income	-	-	-	6,732	-	6,732
Reclassification adjustments	(1,432)	-	-	-	-	(1,432)
Equity in subsidiary comprehensive income	490	9,159	7,704	-	(17,353)	-
Comprehensive loss	(49,433)	(10,531)	(49,789)	(786)	58,912	(51,627)
Less amount attributable to noncontrolling interest	-	-	-	(2,194)	-	(2,194)
Comprehensive income (loss) attributable to the Company	$(49,433)	$(10,531)	$(49,789)	$1,408	$58,912	$(49,433)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2015
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(71,497)	$1,376	$(76,018)	$37,734	$37,097	$(71,308)
Reconciling items:
Impairment charges	-	-	21,631	-	-	21,631
Depreciation and amortization	-	-	194,891	181,071	-	375,962
Deferred taxes	-	1,282	7,539	(5,282)	-	3,539
Provision for doubtful accounts	-	-	5,398	7,986	-	13,384
Share-based compensation	-	-	5,712	2,647	-	8,359
Gain on sale of operating and fixed assets	-	-	(1,235)	(4,233)	-	(5,468)
Amortization of deferred financing charges and note discounts, net	-	7,468	1,230	72	-	8,770
Other reconciling items, net	76,018	(13,823)	(4,270)	(9,404)	(61,672)	(13,151)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	-	-	(12,878)	(43,702)	-	(56,580)
(Increase) decrease in prepaids and other current assets	(124)	(3,433)	4,664	(2,835)	-	(1,728)
Increase (decrease) in accrued expenses	486	(4,182)	5,491	(1,302)	-	493
Increase (decrease) in accounts payable	-	-	(15,742)	26,424	19,960	30,642
Increase (decrease) in deferred income	-	-	(6,879)	9,428	-	2,549
Changes in other operating assets and liabilities	-	-	(17,114)	(1,047)	-	(18,161)
Net cash provided by (used for) operating activities	$4,883	$(11,312)	$112,420	$197,557	$(4,615)	$298,933
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(72,374)	(145,958)	-	(218,332)
Proceeds from disposal of assets	-	-	4,626	6,638	-	11,264
Purchases of other operating assets	-	-	(23,042)	(598)	-	(23,640)
Purchases of businesses	-	-	-	(24,701)	-	(24,701)
Decrease in intercompany notes receivable, net	-	70,125	-	-	(70,125)	-
Dividends from subsidiaries	-	157,570	-	-	(157,570)	-
Change in other, net	-	(8,606)	(909)	(2,314)	9,513	(2,316)
Net cash provided by (used for) investing activities	$-	$219,089	$(91,699)	$(166,933)	$(218,182)	$(257,725)
Cash flows from financing activities:
Payments on credit facilities	-	-	-	(3,849)	-	(3,849)
Proceeds from long-term debt	-	-	-	222,777	-	222,777
Payments on long-term debt	-	-	(56)	-	-	(56)
Net transfers to iHeartCommunications	17,007	-	-	-	-	17,007
Payments to repurchase of noncontrolling interests	-	-	-	(234)	-	(234)
Dividends and other payments to noncontrolling interests	-	-	-	(30,870)	-	(30,870)
Dividends paid	-	-	-	(182,145)	182,145	-
Decrease in intercompany notes payable, net	-	-	(4,625)	(65,500)	70,125	-
Intercompany funding	193,021	(207,777)	2,415	12,341	-	-
Deferred financing charges	-	-	-	(8,606)	-	(8,606)
Change in other, net	2,885	-	-	9,513	(9,513)	2,885
Net cash provided by (used for) financing activities	212,913	(207,777)	(2,266)	(46,573)	242,757	199,054
Effect of exchange rate changes on cash	-	-	-	(13,723)	-	(13,723)
Net inc (dec) in cash and cash equivalents	217,796	-	18,455	(29,672)	19,960	226,539
Cash and cash equivalents at beginning of year	905	-	-	205,259	(19,960)	186,204
Cash and cash equivalents at end of year	$218,701	$-	$18,455	$175,587	$-	$412,743

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(9,590)	$35,206	$(15,463)	$79,072	$(72,106)	$17,119
Reconciling items:
Impairment charges	-	-	3,530	-	-	3,530
Depreciation and amortization	-	-	194,396	211,847	-	406,243
Deferred taxes	597	-	(29,835)	(4,331)	-	(33,569)
Provision for doubtful accounts	-	-	3,247	3,903	-	7,150
Share-based compensation	-	-	5,006	2,737	-	7,743
Gain on sale of operating and fixed assets	-	-	(3,236)	(4,565)	-	(7,801)
Amortization of deferred financing charges and note discounts, net	-	7,428	1,232	-	-	8,660
Other reconciling items, net	15,463	(46,938)	(41,398)	(17,483)	72,106	(18,250)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	-	-	404	(39,022)	-	(38,618)
(Increase) decrease in prepaids and other current assets	94	-	6,368	(480)	-	5,982
Increase (decrease) in accrued expenses	(258)	2,133	(2,666)	19,914	-	19,123
Increase (decrease) in accounts payable	-	-	16,126	(626)	(19,960)	(4,460)
Increase (decrease) in deferred income	-	-	1,735	(7,105)	-	(5,370)
Changes in other operating assets and liabilities	-	-	1,143	(20,202)	-	(19,059)
Net cash provided by (used for) operating activities	$6,306	$(2,171)	$140,589	$223,659	$(19,960)	$348,423
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(96,695)	(134,474)	-	(231,169)
Proceeds from disposal of assets	-	-	6,216	6,645	-	12,861
Purchases of other operating assets	-	-	(252)	(321)	-	(573)
Proceeds from sale of investment securities	-	-	-	15,834	-	15,834
Decrease in intercompany notes receivable, net	-	84,264	-	-	(84,264)	-
Dividends from subsidiaries	-	-	3,182	-	(3,182)	-
Change in other, net	-	-	(11)	(3,373)	-	(3,384)
Net cash provided by (used for) investing activities	$-	$84,264	$(87,560)	$(115,689)	$(87,446)	$(206,431)
Cash flows from financing activities:
Draws on credit facilities	-	-	-	3,010	-	3,010
Payments on credit facilities	-	-	-	(3,682)	-	(3,682)
Payments on long-term debt	-	-	(48)	-	-	(48)
Net transfers to iHeartCommunications	(68,804)	-	-	-	-	(68,804)
Dividends and other payments to noncontrolling interests	-	-	-	(18,995)	-	(18,995)
Dividends paid	(175,022)	-	-	(3,182)	3,182	(175,022)
Decrease in intercompany notes payable, net	-	-	-	(84,264)	84,264	-
Intercompany funding	153,004	(82,093)	(58,862)	(12,049)	-	-
Change in other, net	2,236	-	(4)	-	-	2,232
Net cash used for financing activities	(88,586)	(82,093)	(58,914)	(119,162)	87,446	(261,309)
Effect of exchange rate changes on cash	-	-	-	(9,024)	-	(9,024)
Net decrease in cash and cash equivalents	(82,280)	-	(5,885)	(20,216)	(19,960)	(128,341)
Cash and cash equivalents at beginning of year	83,185	-	5,885	225,475	-	314,545
Cash and cash equivalents at end of year	$905	$-	$-	$205,259	$(19,960)	$186,204

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2013
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(48,460)	$(19,670)	$(50,279)	$17,818	$76,265	$(24,326)
Reconciling items:
Impairment charges	-	-	-	13,150	-	13,150
Depreciation and amortization	-	-	194,793	208,377	-	403,170
Deferred taxes	(51)	-	(22,225)	(8,940)	-	(31,216)
Provision for doubtful accounts	-	-	3,211	1,913	-	5,124
Share-based compensation	-	-	4,881	2,844	-	7,725
(Gain) loss on sale of operating and fixed assets	494	-	(28,129)	4,656	-	(22,979)
Loss on marketable securities	-	-	-	18	-	18
Amortization of deferred financing charges and note discounts, net	-	7,391	1,171	-	-	8,562
Other reconciling items, net	48,847	12,274	15,241	2,091	(76,265)	2,188
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	-	-	47,475	(4,046)	-	43,429
(Increase) decrease in prepaid expenses and other current assets	227	-	(981)	(5,588)	-	(6,342)
Increase (decrease) in accrued expenses	330	75,109	(67,019)	10,884	-	19,304
Decrease in accounts payable	-	(20)	(2,131)	(13,049)	4,793	(10,407)
Increase (decrease) in deferred income	-	-	(7,582)	7,916	-	334
Changes in other operating assets and liabilities	-	-	6,675	231	-	6,906
Net cash provided by operating activities	1,387	75,084	95,101	238,275	4,793	414,640
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(96,873)	(109,314)	-	(206,187)
Proceeds from disposal of assets	-	-	33,925	8,209	-	42,134
Purchases of other operating assets	-	-	(9,480)	(1,003)	-	(10,483)
Purchases of businesses
Increase in intercompany notes receivable, net	-	127,305	-	-	(127,305)	-
Dividends from subsidiaries	1,153	-	-	-	(1,153)	-
Change in other, net	-	-	(16)	(3,127)	-	(3,143)
Net cash provided by (used for) investing activities	1,153	127,305	(72,444)	(105,235)	(128,458)	(177,679)
Cash flows from financing activities:
Draws on credit facilities	-	-	-	2,752	-	2,752
Payments on credit facilities	-	-	-	(4,815)	-	(4,815)
Payments on long-term debt	-	-	(41)	(6,585)	-	(6,626)
Net transfers to iHeartCommunications	(149,957)	-	-	-	-	(149,957)
Deferred financing charges	-	-	(344)	-	-	(344)
Payments to repurchase noncontrolling interests	-	-	-	(61,143)	-	(61,143)
Dividends and other payments to noncontrolling interests	-	-	-	(68,442)	-	(68,442)
Dividends paid	(200,010)	-	-	(1,153)	1,153	(200,010)
Decrease in intercompany notes payable, net	-	-	-	(127,305)	127,305	-
Intercompany funding	219,009	(202,389)	(16,387)	(233)	-	-
Change in other, net	4,192	-	-	-	-	4,192
Net cash used for financing activities	(126,766)	(202,389)	(16,772)	(266,924)	128,458	(484,393)
Effect of exchange rate changes on cash	-	-	-	(2)	-	(2)
Net increase (decrease) in cash and cash equivalents	(124,226)	-	5,885	(133,886)	4,793	(247,434)
Cash and cash equivalents at beginning of year	207,411	-	-	359,361	(4,793)	561,979
Cash and cash equivalents at end of year	$83,185	$-	$5,885	$225,475	$-	$314,545

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

ITEM 9A.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

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

There are inherent limitations to the effectiveness of any control system, however well designed, including the possibility of human error and the possible circumvention or overriding of controls. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Management must make judgments with respect to the relative cost and expected benefits of any specific control measure. The design of a control system also is based in part upon assumptions and judgments made by management about the likelihood of future events, and there can be no assurance that a control will be effective under all potential future conditions. As a result, even an effective system of internal control over financial reporting can provide no more than reasonable assurance with respect to the fair presentation of financial statements and the processes under which they were prepared.

As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2015, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2015.  The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2015, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders Clear Channel Outdoor Holdings, Inc.

We have audited Clear Channel Outdoor Holdings, Inc. and subsidiaries’ (the Company)  internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)  (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, changes in shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Antonio, Texas

February 25, 2016

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

All other information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (the “Definitive Proxy Statement”), which we expect to file with the SEC within 120 days after our fiscal year end.

ITEM 11.  Executive Compensation

The information required by this item is incorporated by reference to our Definitive Proxy Statement, which we expect to file with the SEC within 120 days after our fiscal year end.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes information as of December 31, 2015 relating to our equity compensation plans pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights (1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity Compensation Plans approved by security holders(2)	8,186,750(3)	$10.04	28,444,018
Equity Compensation Plans not approved by security holders	-	-	-
Total	8,186,750	$10.04	28,444,018

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

(3)              This number includes shares subject to outstanding awards granted, of which 5,424,450 shares are subject to outstanding options, 1,714,829 shares are subject to outstanding restricted shares and 1,047,471 shares are subject to outstanding RSUs.

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

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)1.  Financial Statements.

The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets as of December 31, 2015 and 2014.

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Years Ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013.

Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedule.

The following financial statement schedule for the years ended December 31, 2015, 2014 and 2013 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(In thousands)		Charges
	Balance at	to Costs,	Write-off		Balance
	Beginning	Expenses	of Accounts		at End of
Description	of period	and other	Receivable	Other (1)	Period
Year ended December 31, 2013	$36,669	$5,124	$9,390	$724	$33,127
Year ended December 31, 2014	$33,127	$7,150	$13,469	$(2,500)	$24,308
Year ended December 31, 2015	$24,308	$13,384	$10,585	$(1,759)	$25,348

(1)        Primarily foreign currency adjustments and acquisition and/or divestiture activity.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Deferred Tax Asset Valuation Allowance

(In thousands)		Charges
	Balance at	to Costs,			Balance
	Beginning	Expenses			at end of
Description	of Period	and other (1)	Reversal (2)	Adjustments (3)	Period
Year ended December 31, 2013	$179,807	$5,647	$(5)	$(5,165)	$180,284
Year ended December 31, 2014	$180,284	$16,819	$(230)	$(28,318)	$168,555
Year ended December 31, 2015	$168,555	$41,704	$(457)	$(24,723)	$185,079

(1)        During 2013, 2014 and 2015, the Company recorded valuation allowances on deferred tax assets attributable to net operating losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future periods. During 2015, the Company recorded $8.8 million in valuation allowance on foreign net operating losses and in addition, recorded a valuation allowance of $32.9 million on a portion of its deferred tax assets attributable to federal and state net operating loss carryforwards due to the uncertainty of the ability to utilize these losses in future periods.

(2)        During 2013, 2014 and 2015, the Company realized the tax benefits associated with certain foreign deferred tax assets, primarily related to foreign loss carryforwards, on which a valuation allowance was previously recorded.  The associated valuation allowance was reversed in the period in which, based on the weight of available evidence, it is more-likely-than-not that the deferred tax asset will be realized.

(3)        During 2013, 2014 and 2015, the Company adjusted certain valuation allowances as a result of changes in tax rates in certain jurisdictions and as a result of the expiration of carryforward periods for net operating loss carryforwards.

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

4.6

Indenture, dated as of December 16, 2015, among Clear Channel International B.V., the guarantors party thereto, and U.S. Bank National Association, as trustee, paying agent, registrar, authentication agent and transfer agent (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on December 16, 2015).

10.1

Amended and Restated Credit Agreement, dated as of February 23, 2011, by and among iHeartCommunications, Inc., the subsidiary co-borrowers and foreign subsidiary revolving borrowers party thereto, iHeartMedia Capital I, LLC, Citibank, N.A., as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on February 24, 2011).

10.2

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of October 25, 2012, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, the subsidiary co-borrowers party thereto, the foreign subsidiary revolving borrowers thereto, Citibank, N.A. as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 25, 2012).

10.3

Collateral Sharing Agreement, dated as of October 25, 2012, by and among Citibank N.A. as Administrative Agent, U.S. Bank National Association, as trustee, and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 10.2 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 25, 2012).

10.4

Amendment No. 2 to Amended and Restated Credit Agreement, dated as of May 31, 2013, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, the subsidiary co-borrowers party thereto, the foreign subsidiary revolving borrowers thereto, Citibank, N.A. as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on June 4, 2013).

10.5

Amendment No. 3 to Amended and Restated Credit Agreement, dated as of December 18, 2013, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, the subsidiary co-borrowers party thereto, the foreign subsidiary revolving borrowers thereto, Citibank, N.A., as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on December 18, 2013).

10.6

Revolving Promissory Note dated November 10, 2005 payable by Clear Channel Outdoor Holdings, Inc. to iHeartCommunications, Inc. in the original principal amount of $1,000,000,000 (Incorporated by reference to Exhibit 10.7 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.7

First Amendment, dated as of December 23, 2009, to the Revolving Promissory Note, dated as of November 10, 2005, by Clear Channel Outdoor Holdings, Inc., as Maker, to iHeartCommunications, Inc. (Incorporated by reference to Exhibit 10.25 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.8

Revolving Promissory Note dated November 10, 2005 payable by iHeartCommunications, Inc. to Clear Channel Outdoor Holdings, Inc. in the original principal amount of $1,000,000,000 (Incorporated by reference to Exhibit 10.8 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.9

First Amendment, dated as of December 23, 2009, to the Revolving Promissory Note, dated as of November 10, 2005, by iHeartCommunications, Inc., as Maker, to Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.24 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.10

Second Amendment, dated as of October 23, 2013, to the Revolving Promissory Note, dated as of November 10, 2005, by iHeartCommunications, Inc., as Maker, to Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 23, 2013).

10.11

Master Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and iHeartCommunications, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.12

Registration Rights Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and iHeartCommunications, Inc. (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.13

Corporate Services Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and iHeartMedia Management Services, Inc. (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.14

Tax Matters Agreement dated November 10, 2005 between Clear Channel Outdoor Holdings, Inc. and iHeartCommunications, Inc. (Incorporated by reference to Exhibit 10.4 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.15

Employee Matters Agreement dated November 10, 2005 between Clear Channel Outdoor Holdings, Inc. and iHeartCommunications, Inc. (Incorporated by reference to Exhibit 10.5 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.16

Amended and Restated License Agreement dated November 10, 2005 between iHM Identity, Inc. and Outdoor Management Services, Inc. (Incorporated by reference to Exhibit 10.6 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.17

First Amendment to Amended and Restated License Agreement dated January 14, 2014 between iHM Identity, Inc. and Outdoor Management Services, Inc. (Incorporated by reference to Exhibit 10.17 to the Clear Channel Outdoor Holdings, Inc. Form 10-K for the year ended December 31, 2014).

10.18§	Summary Description of 2012 Supplemental Incentive Plan (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on February 23, 2012).
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

10.21§

Form of Option Agreement under the CCOH Stock Incentive Plan (approved February 21, 2011) (Incorporated by reference to Exhibit 10.33 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

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

10.25*§	Form of Option Agreement under the CCOH 2012 Stock Incentive Plan
10.26*§	Form of Restricted Stock Award Agreement under the CCOH 2012 Stock Incentive Plan
10.27*§	Form of Restricted Stock Unit Award Agreement under the CCOH 2012 Stock Incentive Plan
10.28§

Clear Channel Outdoor Holdings, Inc. Amended and Restated 2006 Annual Incentive Plan (Incorporated by reference to Appendix B to the Clear Channel Outdoor Holdings, Inc. Definitive Proxy Statement on Schedule 14A for its 2012 Annual Meeting of Stockholders filed on April 9, 2012).

10.29§

Relocation Policy - Chief Executive Officer and Direct Reports (Guaranteed Purchase Offer) (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on October 21, 2010).

10.30§

Relocation Policy - Chief Executive Officer and Direct Reports (Buyer Value Option) (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on October 21, 2010).

10.31§	Relocation Policy - Function Head Direct Reports (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on October 21, 2010).
10.32§	Form of Independent Director Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on June 3, 2009).
10.33§	Form of Affiliate Director Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on June 3, 2009).
10.34§

Indemnification Agreement by and among Clear Channel Outdoor Holdings, Inc. and Robert W. Pittman dated September 18, 2012 (Incorporated by reference to Exhibit 10.4 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.35§

Indemnification Agreement by and among Clear Channel Outdoor Holdings, Inc. and Robert H. Walls, Jr. dated September 5, 2012 (Incorporated by reference to Exhibit 10.6 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.36§

Employment Agreement, effective as of January 24, 2012, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K/A filed on July 27, 2012).

10.37§

Amendment No. 1 to Employment Agreement, effective as of March 2, 2015, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.38*§	Amendment No. 2 to Employment Agreement, effective as of December 17, 2015, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc.
10.39§

Amended and Restated Employment Agreement, dated as of January 13, 2014 between Robert Pittman and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.40§

Employment Agreement by and between iHeartMedia, Inc. and Richard J. Bressler, dated July 29, 2013 (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K/A filed on August 2, 2013).

10.41§

Employment Agreement, dated as of January 1, 2010, between Robert H. Walls, Jr., and iHeartMedia Management Services, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on January 5, 2010).

10.42§

Form of Stock Option Agreement under the CCOH Stock Incentive Plan, dated September 17, 2009, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.34 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.43§

Form of Amended and Restated Stock Option Agreement under the CCOH Stock Incentive Plan, dated as of August 11, 2011, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on August 12, 2011).

10.44§

Form of Stock Option Agreement under the CCOH Stock Incentive Plan, dated December 13, 2010, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.35 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.45§

Form of Restricted Stock Unit Agreement under the CCOH Stock Incentive Plan, dated December 20, 2010, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.36 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.46§

Form of Restricted Stock Unit Agreement under the CCOH Stock Incentive Plan, dated March 26, 2012, between Robert H. Walls, Jr. and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.47§

Form of Restricted Stock Unit Agreement under the CCOH 2012 Stock Incentive Plan, dated July 26, 2012, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K/A filed on July 27, 2012).

10.48§

Restricted Stock Award Agreement under the CCOH 2012 Stock Incentive Plan, dated January 13, 2014, between Robert W. Pittman and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit D of Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.49

Stipulation of Settlement, dated as of July 8, 2013, among legal counsel for iHeartCommunications, Inc. and the other named defendants, the special litigation committee of the board of directors of Clear Channel Outdoor Holdings, Inc. and the plaintiffs (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on July 9, 2013).

10.50§

Employment Agreement by and between iHeartMedia Management Services, Inc. and Scott D. Hamilton, dated May 20, 2014 (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on June 25, 2014).

10.51§

Employment Agreement by and between iHeartMedia Management Services, Inc. and Steven J. Macri dated October 7, 2013 (Incorporated by reference to Exhibit 10.81 to the iHeartMedia, Inc. Annual Report on Form 10-K filed on February 25, 2016)..

10.52§

Employment Agreement, effective as of March 3, 2015, between Scott Wells and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.53

Subordination Agreement, dated as of December 16, 2015, among Clear Channel International B.V., the guarantors party thereto, U.S. Bank National Association, as trustee, and the subordinated creditors party thereto (Incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on 8-K filed on December 16, 2015).

11*	Statement re: Computation of Per Share Earnings (Loss).
21*	Subsidiaries.
23*	Consent of Ernst & Young LLP.
24*	Power of Attorney (included on signature page).
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2016.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

By: /s/ Robert W. Pittman

        Robert W. Pittman

        Chairman & Chief Executive Officer

Power of Attorney

Each person whose signature appears below authorizes Robert W. Pittman, Richard J. Bressler and Scott D. Hamilton, or any one of them, each of whom may act without joinder of the others, to execute in the name of each such person who is then an officer or director of the Registrant and to file any amendments to this Annual Report on Form 10-K necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Robert W. Pittman Robert W. Pittman	Chairman, Chief Executive Officer (Principal Executive Officer) and Director	February 25, 2016
/s/ Richard J. Bressler Richard J. Bressler	Chief Financial Officer (Principal Financial Officer)	February 25, 2016
/s/ Scott D. Hamilton Scott D. Hamilton	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer) and Assistant Secretary	February 25, 2016
/s/ Blair E. Hendrix Blair E. Hendrix	Director	February 25, 2016
/s/ Douglas L. Jacobs Douglas L. Jacobs	Director	February 25, 2016
/s/ Daniel G. Jones Daniel G. Jones	Director	February 25, 2016
/s/ Vicente Piedrahita Vicente Piedrahita	Director	February 25, 2016
/s/ Olivia C. Sabine Olivia C. Sabine	Director	February 25, 2016
/s/ Thomas R. Shepherd Thomas R. Shepherd	Director	February 25, 2016
/s/ Christopher M. Temple Christopher M. Temple	Director	February 25, 2016
/s/ Dale W. Tremblay Dale W. Tremblay	Director	February 25, 2016