Form 10-Q
period 2016-03-31
Clear Channel Outdoor Holdings, Inc.
filed 2016-05-04
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2016

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

Large accelerated filer  [  ]       Accelerated filer   [X]    Non-accelerated filer [  ]       Smaller reporting company   [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -	Outstanding at May 2, 2016 - - - - - - - - - - - - - - - - - - - - - - - - - -
Class A Common Stock, $.01 par value Class B Common Stock, $.01 par value	46,618,104 315,000,000

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands, except share data)	March 31, 2016	December 31,
	(Unaudited)	2015
CURRENT ASSETS
Cash and cash equivalents	$489,641	$412,743
Accounts receivable, net of allowance of $27,687 in 2016 and $25,348 in 2015	625,713	697,583
Prepaid expenses	148,272	127,730
Assets held for sale	55,159	295,075
Other current assets	40,118	34,566
Total Current Assets	1,358,903	1,567,697
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,350,399	1,391,880
Other property, plant and equipment, net	227,696	236,106
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles	961,540	971,327
Other intangibles, net	333,902	342,864
Goodwill	749,928	758,575
OTHER ASSETS
Due from iHeartCommunications	640,089	930,799
Other assets	116,927	107,540
Total Assets	$5,739,384	$6,306,788
CURRENT LIABILITIES
Accounts payable	$83,851	$100,210
Accrued expenses	458,650	507,665
Dividends payable	-	217,017
Deferred income	119,092	91,411
Current portion of long-term debt	4,594	4,310
Total Current Liabilities	666,187	920,613
Long-term debt	5,108,621	5,106,513
Deferred tax liability	660,936	608,910
Other long-term liabilities	244,060	240,419
Commitments and Contingent liabilities (Note 4)
SHAREHOLDERS’ DEFICIT
Noncontrolling interest	191,606	187,775
Preferred stock, $.01 par value, 150,000,000 shares authorized, no shares issued and outstanding	-	-
Class A common stock, $.01 par value, 750,000,000 shares authorized, 47,062,114 and
46,661,114 shares issued in 2016 and 2015, respectively	471	467
Class B common stock, $.01 par value, 600,000,000 shares authorized, 315,000,000 shares
issued and outstanding	3,150	3,150
Additional paid-in capital	3,423,014	3,961,515
Accumulated deficit	(4,128,537)	(4,268,637)
Accumulated other comprehensive loss	(427,024)	(451,833)
Cost of shares (453,262 shares in 2016 and 233,868 shares in 2015) held in treasury	(3,100)	(2,104)
Total Shareholders’ Deficit	(940,420)	(569,667)
Total Liabilities and Shareholders’ Deficit	$5,739,384	$6,306,788

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(UNAUDITED)

(In thousands, except per share data)	Three Months Ended
	March 31,
	2016	2015
Revenue	$590,721	$615,043
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	343,694	362,971
Selling, general and administrative expenses (excludes depreciation and amortization)	126,801	127,130
Corporate expenses (excludes depreciation and amortization)	28,239	28,753
Depreciation and amortization	85,395	94,094
Other operating income (expense), net	284,774	(5,444)
Operating income (loss)	291,366	(3,349)
Interest expense	93,873	89,416
Interest income on Due from iHeartCommunications	12,713	15,253
Equity in earnings (loss) of nonconsolidated affiliates	(415)	522
Other income (expense), net	(5,803)	19,938
Income (loss) before income taxes	203,988	(57,052)
Income tax benefit (expense)	(62,912)	24,099
Consolidated net income (loss)	141,076	(32,953)
Less amount attributable to noncontrolling interest	976	565
Net income (loss) attributable to the Company	$140,100	$(33,518)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	27,264	(81,487)
Unrealized holding gain (loss) on marketable securities	(36)	822
Other adjustments to comprehensive loss	-	(1,154)
Other comprehensive income (loss)	27,228	(81,819)
Comprehensive income (loss)	167,328	(115,337)
Less amount attributable to noncontrolling interest	2,419	2,299
Comprehensive income (loss) attributable to the Company	$164,909	$(117,636)
Net income (loss) attributable to the Company per common share:
Basic	$0.39	$(0.09)
Weighted average common shares outstanding – Basic	359,915	359,093
Diluted	$0.39	$(0.09)
Weighted average common shares outstanding – Diluted	360,904	359,093

Dividends declared per share	$1.49	$-

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Consolidated net income (loss)	$141,076	$(32,953)
Reconciling items:
Depreciation and amortization	85,395	94,094
Deferred taxes	52,649	4,737
Provision for doubtful accounts	2,018	2,525
Share-based compensation	2,385	1,925
Gain on sale of operating and other assets	(285,519)	(1,355)
Amortization of deferred financing charges and note discounts, net	2,613	2,171
Other reconciling items, net	5,372	(20,681)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	80,033	34,095
Increase in prepaid expenses and other current assets	(19,331)	(56,109)
Decrease in accrued expenses	(60,951)	(59,575)
Increase (decrease) in accounts payable	(18,190)	4,362
Increase in deferred income	25,151	39,758
Changes in other operating assets and liabilities	3,469	(3,272)
Net cash provided by operating activities	$16,170	$9,722
Cash flows from investing activities:
Purchases of property, plant and equipment	(47,202)	(41,815)
Proceeds from disposal of assets	586,690	938
Purchases of other operating assets	(1,573)	(29)
Change in other, net	(14,371)	-
Net cash provided by (used for) investing activities	$523,544	$(40,906)
Cash flows from financing activities:
Payments on credit facilities	(577)	(1,859)
Payments on long-term debt	(517)	(13)
Net transfers from iHeartCommunications	290,711	61,485
Dividends and other payments to noncontrolling interests	(789)	(2,119)
Dividends paid	(754,217)	-
Change in other, net	(1,079)	650
Net cash provided by (used for) financing activities	$(466,468)	$58,144
Effect of exchange rate changes on cash	3,652	(5,884)
Net increase in cash and cash equivalents	76,898	21,076
Cash and cash equivalents at beginning of period	412,743	186,204
Cash and cash equivalents at end of period	$489,641	$207,280
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	85,959	87,717
Cash paid for income taxes	14,632	9,643

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

Preparation of Interim Financial Statements

The accompanying consolidated financial statements were prepared by Clear Channel Outdoor Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  Management believes that the disclosures made are adequate to make the information presented not misleading.  Due to seasonality and other factors, the results for the interim periods may not be indicative of results for the full year.  The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2015 Annual Report on Form 10-K. All references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to the Company and its consolidated subsidiaries.  Our reportable segments are Americas outdoor advertising (“Americas”) and International outdoor advertising (“International”).

The consolidated financial statements include the accounts of the Company and its subsidiaries and give effect to allocations of expenses from the Company’s indirect parent entity, iHeartCommunications, Inc. (“iHeartCommunications”).  These allocations were made on a specifically identifiable basis or using relative percentages of headcount or other methods management considered to be a reasonable reflection of the utilization of services provided.  Also included in the consolidated financial statements are entities for which the Company has a controlling financial interest or is the primary beneficiary.  Investments in companies in which the Company owns 20% to 50% of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method.  All significant intercompany transactions are eliminated in the consolidation process.  Certain prior-period amounts have been reclassified to conform to the 2016 presentation.

New Accounting Pronouncements

During the first quarter of 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis. This new standard eliminates the deferral of FAS 167, which has allowed entities with interest in certain investment funds to follow the previous consolidation guidance in FIN 46(R) and makes other changes to both the variable interest model and the voting model. The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

During the second quarter of 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update simplifies the presentation of debt issuance costs as a deduction from the carrying value of the outstanding debt balance rather than showing the debt issuance costs as an asset.  The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015.  The retrospective adoption of this guidance resulted in the reclassification of debt issuance costs of $48.2 million and $50.4 million as of March 31, 2016 and December 31, 2015, respectively, which are now reflected as “Long-term debt fees” in Note 3.

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

During the first quarter of 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new leasing standard presents significant changes to the balance sheets of lessees. Lessor accounting is updated to align with certain changes in the lessee model and the new revenue recognition standard which was issued in the third quarter of 2015. The standard is effective for annual periods, and

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

for interim periods within those annual periods, beginning after December 15, 2018.  The Company is currently evaluating the impact of the provisions of this new standard on its financial position and results of operations.

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Dispositions

During the first quarter of 2016, Americas outdoor sold nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas for net proceeds, including cash and certain advertising assets in Florida, of $596.6 million. The Company recognized a net gain of $281.7 million related to the sale, which is included within Other operating income (expense), net.

During the first quarter of 2016, Americas outdoor also entered into an agreement to sell its Indianapolis, Indiana market in exchange for certain assets in Atlanta, Georgia, plus approximately $41.2 million in cash. The transaction is subject to regulatory approvals and is expected to close in 2016. This transaction has met the criteria to be classified as held-for-sale and as such, the related assets are separately presented on the face of the Consolidated Balance Sheet.

Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of March 31, 2016 and December 31, 2015, respectively.

(In thousands)	March 31,	December 31,
	2016	2015
Land, buildings and improvements	$163,733	$167,739
Structures	2,799,699	2,824,794
Furniture and other equipment	157,479	156,046
Construction in progress	54,158	54,701
	3,175,069	3,203,280
Less: accumulated depreciation	1,596,974	1,575,294
Property, plant and equipment, net	$1,578,095	$1,627,986

Intangible Assets

The Company’s indefinite-lived intangible assets consist primarily of billboard permits. Due to significant differences in both business practices and regulations, billboards in the International segment are subject to long-term, finite contracts unlike the Company’s permits in the United States and Canada.  Accordingly, there are no indefinite-lived intangible assets in the International segment.

Other intangible assets include definite-lived intangible assets and permanent easements.  The Company’s definite-lived intangible assets primarily include transit and street furniture contracts, site-leases and other contractual rights, all of which are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows.  Permanent easements are indefinite-lived intangible assets which include certain rights to use real property not owned by the Company.  The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived intangible assets.  These assets are recorded at cost.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of March 31, 2016 and December 31, 2015, respectively:

(In thousands)	March 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$631,943	$(458,829)	$635,772	$(457,060)
Permanent easements	157,313	-	156,349	-
Other	5,084	(1,609)	9,687	(1,884)
Total	$794,340	$(460,438)	$801,808	$(458,944)

Total amortization expense related to definite-lived intangible assets for the three months ended March 31, 2016 and 2015 was $9.8 million and $14.7 million, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2017	$30,017
2018	$21,053
2019	$16,283
2020	$13,785
2021	$13,614

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	Americas	International	Consolidated
Balance as of December 31, 2014	$584,574	$232,538	$817,112
Acquisitions	-	10,998	10,998
Foreign currency	(709)	(19,644)	(20,353)
Assets held for sale	(49,182)	-	(49,182)
Balance as of December 31, 2015	$534,683	$223,892	$758,575
Dispositions	(6,934)	-	(6,934)
Foreign currency	(1,210)	9,834	8,624
Assets held for sale	(10,337)	-	(10,337)
Balance as of March 31, 2016	$516,202	$233,726	$749,928

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – LONG-TERM DEBT
Long-term debt outstanding as of March 31, 2016 and December 31, 2015 consisted of the following:

(In thousands)	March 31,	December 31,
	2016	2015
Clear Channel Worldwide Holdings Senior Notes:
6.5% Series A Senior Notes Due 2022	$735,750	$735,750
6.5% Series B Senior Notes Due 2022	1,989,250	1,989,250
Clear Channel Worldwide Holdings Senior Subordinated Notes:
7.625% Series A Senior Subordinated Notes Due 2020	275,000	275,000
7.625% Series B Senior Subordinated Notes Due 2020	1,925,000	1,925,000
Senior Revolving Credit Facility Due 2018(1)	-	-
Clear Channel International B.V. Senior Notes Due 2020	225,000	225,000
Other debt	18,902	19,003
Original issue discount	(7,518)	(7,769)
Long-term debt fees	(48,169)	(50,411)
Total debt	$5,113,215	$5,110,823
Less: current portion	4,594	4,310
Total long-term debt	$5,108,621	$5,106,513

(1)	The Senior revolving credit facility provides for borrowings up to $75.0 million (the revolving credit commitment).

The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $4.8 billion and $4.9 billion at March 31, 2016 and December 31, 2015, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 1.

Surety Bonds, Letters of Credit and Guarantees

As of March 31, 2016, the Company had $50.1 million and $59.3 million in letters of credit and bank guarantees outstanding, respectively. Bank guarantees of $24.1 million were backed by cash collateral. Additionally, as of March 31, 2016, iHeartCommunications had outstanding commercial standby letters of credit and surety bonds of $1.2 million and $56.5 million, respectively, held on behalf of the Company.  These surety bonds, letters of credit and bank guarantees relate to various operational matters, including insurance, bid and performance bonds, as well as other items.

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

As of March 31, 2016 and December 31, 2015, the asset recorded in “Due from iHeartCommunications” on the consolidated balance sheet was $640.1 million and $930.8 million, respectively.  As of March 31, 2016, the fixed interest rate on the “Due from iHeartCommunications” account was 6.5%, which is equal to the fixed interest rate on the CCWH Senior Notes.  The net interest income for the three months ended March 31, 2016 and 2015 was $12.7 million and $15.3 million, respectively. On February 4, the Company demanded the repayment of $300.0 million outstanding under the Due from iHeartCommunications note and used the repayment to partially fund a special cash dividend of $540.0 million, which was paid on February 4, 2016.

The Company provides advertising space on its billboards for radio stations owned by iHeartCommunications.  For the three months ended March 31, 2016 and 2015, the Company recorded $0.3 million and $1.1 million, respectively, in revenue for these advertisements.

Under the Corporate Services Agreement between iHeartCommunications and the Company, iHeartCommunications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) certain executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services.  These services are charged to the Company based on actual direct costs incurred or allocated by iHeartCommunications based on headcount, revenue or other factors on a pro rata basis. For the three months ended March 31, 2016 and 2015, the Company recorded $9.3 million and $7.9 million, respectively, as a component of corporate expenses for these services.

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

Pursuant to the Employee Matters Agreement, the Company’s employees participate in iHeartCommunications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan.  For the three months ended March 31, 2016 and 2015, the Company recorded $2.3 million and $2.7 million, respectively, as a component of selling, general and administrative expenses for these services.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – INCOME TAXES
Income Tax Benefit (Expense)

The Company’s income tax benefit (expense) for the three months ended March 31, 2016 and 2015, respectively, consisted of the following components:

(In thousands)	Three Months Ended March 31,
	2016	2015
Current tax benefit (expense)	$(10,263)	$28,836
Deferred tax expense	(52,649)	(4,737)
Income tax benefit (expense)	$(62,912)	$24,099

The effective tax rate for the three months ended March 31, 2016 was 30.8%. The effective rate was primarily impacted by the reversal of the valuation allowance recorded in 2015 against net operating losses in U.S. federal and state jurisdictions due to taxable gains from the dispositions of nine outdoor markets during the period.  Additionally, we were unable to benefit from losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future periods.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – SHAREHOLDERS’ EQUITY (DEFICIT)

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The following table shows the changes in shareholders’ equity attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total, ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances as of January 1, 2016	$(757,442)	$187,775	$(569,667)
Net income	140,100	976	141,076
Dividends declared	(540,016)	-	(540,016)
Dividends and other payments to noncontrolling interests	-	(789)	(789)
Share-based compensation	2,385	-	2,385
Foreign currency translation adjustments	24,845	2,419	27,264
Unrealized holding loss on marketable securities	(36)	-	(36)
Other, net	(1,862)	1,225	(637)
Balances as of March 31, 2016	$(1,132,026)	$191,606	$(940,420)

Balances as of January 1, 2015	$(344,275)	$203,334	$(140,941)
Net income (loss)	(33,518)	565	(32,953)
Dividends and other payments to noncontrolling interests	-	(2,119)	(2,119)
Share-based compensation	1,925	-	1,925
Foreign currency translation adjustments	(83,786)	2,299	(81,487)
Unrealized holding gain on marketable securities	822	-	822
Other adjustments to comprehensive loss	(1,154)	-	(1,154)
Other, net	651	-	651
Balances as of March 31, 2015	$(459,335)	$204,079	$(255,256)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 — OTHER INFORMATION

Other Comprehensive Income (Loss)

For the three months ended March 31, 2016 and 2015 the total increase (decrease) in deferred income tax liabilities of other comprehensive income (loss) related to pensions were ($0.0) million and ($0.6) million, respectively.

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

The following table presents the Company’s reportable segment results for the three months ended March 31, 2016 and 2015:

(In thousands)	Americas	International	Corporate and other reconciling items	Consolidated
Three Months Ended March 31, 2016
Revenue	$282,528	$308,193	$-	$590,721
Direct operating expenses	138,012	205,682	-	343,694
Selling, general and administrative expenses	55,329	71,472	-	126,801
Corporate expenses	-	-	28,239	28,239
Depreciation and amortization	46,116	37,880	1,399	85,395
Other operating income, net	-	-	284,774	284,774
Operating income (loss)	$43,071	$(6,841)	$255,136	$291,366

Capital expenditures	$11,292	$34,913	$997	$47,202
Share-based compensation expense	$-	$-	$2,385	$2,385

Three Months Ended March 31, 2015
Revenue	$295,863	$319,180	$-	$615,043
Direct operating expenses	146,234	216,737	-	362,971
Selling, general and administrative expenses	55,637	71,493	-	127,130
Corporate expenses	-	-	28,753	28,753
Depreciation and amortization	50,340	42,441	1,313	94,094
Other operating loss, net	-	-	(5,444)	(5,444)
Operating income (loss)	$43,652	$(11,491)	$(35,510)	$(3,349)

Capital expenditures	$16,695	$25,105	$15	$41,815
Share-based compensation expense	$-	$-	$1,925	$1,925

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

(In thousands)	March 31, 2016
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$330,026	$-	$7,022	$152,593	$-	$489,641
Accounts receivable, net of allowance	-	-	185,420	440,293	-	625,713
Intercompany receivables	-	470,441	2,489,586	7,595	(2,967,622)	-
Prepaid expenses	2,825	-	65,492	79,955	-	148,272
Assets held for sale			55,159			55,159
Other current assets	-	-	5,824	34,294	-	40,118
Total Current Assets	332,851	470,441	2,808,503	714,730	(2,967,622)	1,358,903
Structures, net	-	-	815,441	534,958	-	1,350,399
Other property, plant and equipment, net	-	-	117,846	109,850	-	227,696
Indefinite-lived intangibles	-	-	951,692	9,848	-	961,540
Other intangibles, net	-	-	269,090	64,812	-	333,902
Goodwill	-	-	505,479	244,449	-	749,928
Due from iHeartCommunications	640,089	-	-	-	-	640,089
Intercompany notes receivable	182,026	5,105,392	-	-	(5,287,418)	-
Other assets	242,051	298,292	1,173,371	60,286	(1,657,073)	116,927
Total Assets	$1,397,017	$5,874,125	$6,641,422	$1,738,933	$(9,912,113)	$5,739,384

Accounts payable	$-	$-	$6,391	$77,460	$-	$83,851
Intercompany payable	2,489,586	-	478,036	-	(2,967,622)	-
Accrued expenses	1,621	2,241	84,236	370,552	-	458,650
Deferred income	-	-	48,998	70,094	-	119,092
Current portion of long-term debt	-	-	67	4,527	-	4,594
Total Current Liabilities	2,491,207	2,241	617,728	522,633	(2,967,622)	666,187
Long-term debt	-	4,879,758	997	227,866	-	5,108,621
Intercompany notes payable	-	-	5,028,225	259,193	(5,287,418)	-
Deferred tax liability	772	1,367	652,769	6,028	-	660,936
Other long-term liabilities	2,724	-	130,587	110,749	-	244,060
Total shareholders' equity (deficit)	(1,097,686)	990,759	211,116	612,464	(1,657,073)	(940,420)
Total Liabilities and Shareholders' Equity (Deficit)	$1,397,017	$5,874,125	$6,641,422	$1,738,933	$(9,912,113)	$5,739,384

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)	December 31, 2015
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$218,701	$-	$18,455	$175,587	$-	$412,743
Accounts receivable, net of allowance	-	-	210,252	487,331	-	697,583
Intercompany receivables	-	461,549	1,921,025	8,003	(2,390,577)	-
Prepaid expenses	1,423	3,433	62,039	60,835	-	127,730
Assets held for sale	-	-	295,075	-	-	295,075
Other current assets	-	-	1,823	32,743	-	34,566
Total Current Assets	220,124	464,982	2,508,669	764,499	(2,390,577)	1,567,697
Structures, net	-	-	868,586	523,294	-	1,391,880
Other property, plant and equipment, net	-	-	129,339	106,767	-	236,106
Indefinite-lived intangibles	-	-	962,074	9,253	-	971,327
Other intangibles, net	-	-	272,307	70,557	-	342,864
Goodwill	-	-	522,750	235,825	-	758,575
Due from iHeartCommunications	930,799	-	-	-	-	930,799
Intercompany notes receivable	182,026	5,107,392	-	-	(5,289,418)	-
Other assets	78,341	307,054	1,214,311	45,393	(1,537,559)	107,540
Total Assets	$1,411,290	$5,879,428	$6,478,036	$1,755,588	$(9,217,554)	$6,306,788

Accounts payable	$-	$-	$12,124	$88,086	$-	$100,210
Intercompany payable	1,915,287	-	475,290	-	(2,390,577)	-
Accrued expenses	953	(707)	108,480	398,939	-	507,665
Dividends payable	217,017	-	-	-	-	217,017
Deferred income	-	-	37,471	53,940	-	91,411
Current portion of long-term debt	-	-	65	4,245	-	4,310
Total Current Liabilities	2,133,257	(707)	633,430	545,210	(2,390,577)	920,613
Long-term debt	-	4,877,578	1,014	227,921	-	5,106,513
Intercompany notes payable	-	-	5,032,499	256,919	(5,289,418)	-
Deferred tax liability	772	1,367	599,541	7,230	-	608,910
Other long-term liabilities	1,587	-	133,227	105,605	-	240,419
Total shareholders' equity (deficit)	(724,326)	1,001,190	78,325	612,703	(1,537,559)	(569,667)
Total Liabilities and Shareholders' Equity (Deficit)	$1,411,290	$5,879,428	$6,478,036	$1,755,588	$(9,217,554)	$6,306,788

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2016
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$253,079	$337,642	$-	$590,721
Operating expenses:
Direct operating expenses	-	-	120,460	223,234	-	343,694
Selling, general and administrative expenses	-	-	48,727	78,074	-	126,801
Corporate expenses	3,339	-	14,433	10,467	-	28,239
Depreciation and amortization	-	-	44,550	40,845	-	85,395
Other operating income (expense), net	(116)	-	289,897	(5,007)	-	284,774
Operating income (loss)	(3,455)	-	314,806	(19,985)	-	291,366
Interest (income) expense, net	(330)	88,078	436	5,689	-	93,873
Interest income on Due from iHeartCommunications	12,713	-	-	-	-	12,713
Intercompany interest income	4,033	85,451	13,203	-	(102,687)	-
Intercompany interest expense	12,713	-	89,484	490	(102,687)	-
Equity in earnings (loss) of nonconsolidated affiliates	138,901	(33,187)	(38,509)	(777)	(66,843)	(415)
Other income, net	629	-	(1,322)	(5,110)	-	(5,803)
Income (loss) before income taxes	140,438	(35,814)	198,258	(32,051)	(66,843)	203,988
Income tax (benefit) expense	(338)	958	(59,309)	(4,223)	-	(62,912)
Consolidated net income (loss)	140,100	(34,856)	138,949	(36,274)	(66,843)	141,076
Less amount attributable to noncontrolling interest	-	-	48	928	-	976
Net income (loss) attributable to the Company	$140,100	$(34,856)	$138,901	$(37,202)	$(66,843)	$140,100
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	(5,664)	32,928	-	27,264
Unrealized holding loss on marketable securities	-	-	-	(36)	-	(36)
Equity in subsidiary comprehensive income	24,809	24,425	30,473	-	(79,707)	-
Comprehensive income (loss)	164,909	(10,431)	163,710	(4,310)	(146,550)	167,328
Less amount attributable to noncontrolling interest	-	-	-	2,419	-	2,419
Comprehensive income (loss) attributable to the Company	$164,909	$(10,431)	$163,710	$(6,729)	$(146,550)	$164,909

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2015
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$-	$-	$256,711	$358,332	$-	$615,043
Operating expenses:
Direct operating expenses	-	-	123,610	239,361	-	362,971
Selling, general and administrative expenses	-	-	46,989	80,141	-	127,130
Corporate expenses	3,253	-	13,681	11,819	-	28,753
Depreciation and amortization	-	-	48,432	45,662	-	94,094
Other operating income (expense), net	(102)	-	(6,686)	1,344	-	(5,444)
Operating income (loss)	(3,355)	-	17,313	(17,307)	-	(3,349)
Interest (income) expense, net	6	88,080	565	765	-	89,416
Interest income on Due from iHeartCommunications	15,253	-	-	-	-	15,253
Intercompany interest income	4,001	85,096	15,326	-	(104,423)	-
Intercompany interest expense	15,253	-	89,097	73	(104,423)	-
Equity in earnings (loss) of nonconsolidated affiliates	(34,666)	(5,148)	(3,957)	(33)	44,326	522
Other income (expense), net	747	-	614	18,577	-	19,938
Income (loss) before income taxes	(33,279)	(8,132)	(60,366)	399	44,326	(57,052)
Income tax benefit (expense)	(239)	994	25,700	(2,356)	-	24,099
Consolidated net income (loss)	(33,518)	(7,138)	(34,666)	(1,957)	44,326	(32,953)
Less amount attributable to noncontrolling interest	-	-	-	565	-	565
Net income (loss) attributable to the Company	$(33,518)	$(7,138)	$(34,666)	$(2,522)	$44,326	$(33,518)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	-	(7,160)	(74,327)	-	(81,487)
Unrealized holding gain on marketable securities	-	-	-	822	-	822
Other adjustments to comprehensive loss	-	-	-	(1,154)	-	(1,154)
Equity in subsidiary comprehensive income	(84,118)	(50,342)	(76,958)	-	211,418	-
Comprehensive loss	(117,636)	(57,480)	(118,784)	(77,181)	255,744	(115,337)
Less amount attributable to noncontrolling interest	-	-	-	2,299	-	2,299
Comprehensive loss attributable to the Company	$(117,636)	$(57,480)	$(118,784)	$(79,480)	$255,744	$(117,636)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2016
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$140,100	$(34,856)	$138,949	$(36,274)	$(66,843)	$141,076
Reconciling items:
Depreciation and amortization	-	-	44,550	40,845	-	85,395
Deferred taxes	-	-	53,227	(578)	-	52,649
Provision for doubtful accounts	-	-	1,497	521	-	2,018
Share-based compensation	-	-	1,031	1,354	-	2,385
Gain on sale of operating and fixed assets	-	-	(290,091)	4,572	-	(285,519)
Amortization of deferred financing charges and note discounts, net	-	1,873	308	432	-	2,613
Other reconciling items, net	(138,901)	33,187	43,466	777	66,843	5,372
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	-	-	25,782	54,251	-	80,033
(Increase) decrease in prepaids and other current assets	(1,402)	-	377	(18,306)	-	(19,331)
Increase (decrease) in accrued expenses	(615)	6,381	(29,009)	(37,708)	-	(60,951)
Decrease in accounts payable	-	-	(5,741)	(12,449)	-	(18,190)
Increase in deferred income	-	-	11,277	13,874	-	25,151
Changes in other operating assets and liabilities	-	-	2,830	639	-	3,469
Net cash provided by (used for) operating activities	$(818)	$6,585	$(1,547)	$11,950	$-	$16,170
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(11,023)	(36,179)	-	(47,202)
Proceeds from disposal of assets	-	-	351,470	235,220	-	586,690
Purchases of other operating assets	-	-	(1,357)	(216)	-	(1,573)
Decrease in intercompany notes receivable, net	-	2,000	-	-	(2,000)	-
Dividends from subsidiaries	-	-	234,554	-	(234,554)	-
Change in other, net	-	-	1	(14,372)	-	(14,371)
Net cash provided by investing activities	$-	$2,000	$573,645	$184,453	$(236,554)	$523,544
Cash flows from financing activities:
Payments on credit facilities	-	-	-	(577)	-	(577)
Payments on long-term debt	-	-	(15)	(502)	-	(517)
Net transfers to iHeartCommunications	290,711	-	-	-	-	290,711
Dividends and other payments to noncontrolling interests	-	-	-	(789)	-	(789)
Dividends paid	(754,217)	-	-	(234,554)	234,554	(754,217)
Increase (decrease) in intercompany notes payable, net	-	-	(3,781)	1,781	2,000	-
Intercompany funding	576,608	(8,585)	(579,735)	11,712	-	-
Change in other, net	(959)	-	-	(120)	-	(1,079)
Net cash provided by (used for) financing activities	112,143	(8,585)	(583,531)	(223,049)	236,554	(466,468)
Effect of exchange rate changes on cash	-	-	-	3,652	-	3,652
Net increase (decrease) in cash and cash equivalents	111,325	-	(11,433)	(22,994)	-	76,898
Cash and cash equivalents at beginning of year	218,701	-	18,455	175,587	-	412,743
Cash and cash equivalents at end of year	$330,026	$-	$7,022	$152,593	$-	$489,641

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2015
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(33,518)	$(7,138)	$(34,666)	$(1,957)	$44,326	$(32,953)
Reconciling items:
Depreciation and amortization	-	-	48,432	45,662	-	94,094
Deferred taxes	-	-	6,411	(1,674)	-	4,737
Provision for doubtful accounts	-	-	834	1,691	-	2,525
Share-based compensation	-	-	1,300	625	-	1,925
Gain on sale of operating and fixed assets	-	-	(11)	(1,344)	-	(1,355)
Amortization of deferred financing charges and note discounts, net	-	1,863	308	-	-	2,171
Other reconciling items, net	34,666	5,148	1,000	(17,169)	(44,326)	(20,681)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	-	-	8,820	25,275	-	34,095
(Increase) decrease in prepaids and other current assets	(1,530)	-	(33,883)	(20,696)	-	(56,109)
Increase (decrease) in accrued expenses	(228)	(1,270)	(19,725)	(38,352)	-	(59,575)
Increase (decrease) in accounts payable	-	-	(19,049)	3,451	19,960	4,362
Increase (decrease) in deferred income	-	-	16,297	23,461	-	39,758
Changes in other operating assets and liabilities	-	-	(3,714)	442	-	(3,272)
Net cash provided by (used for) operating activities	$(610)	$(1,397)	$(27,646)	$19,415	$19,960	$9,722
Cash flows from investing activities:
Purchases of property, plant and equipment	-	-	(12,759)	(29,056)	-	(41,815)
Proceeds from disposal of assets	-	-	454	484	-	938
Purchases of other operating assets	-	-	(20)	(9)	-	(29)
Decrease in intercompany notes receivable, net	-	-	(2,518)	-	2,518	-
Change in other, net	-	-	(907)	-	907	-
Net cash provided by (used for) investing activities	$-	$-	$(15,750)	$(28,581)	$3,425	$(40,906)
Cash flows from financing activities:
Payments on credit facilities	-	-	-	(1,859)	-	(1,859)
Payments on long-term debt	-	-	(13)	-	-	(13)
Net transfers to iHeartCommunications	61,485	-	-	-	-	61,485
Dividends and other payments to noncontrolling interests	-	-	-	(2,119)	-	(2,119)
Decrease in intercompany notes payable, net	-	-	-	2,518	(2,518)	-
Intercompany funding	(61,525)	1,397	62,851	(2,723)	-	-
Change in other, net	650	-	-	907	(907)	650
Net cash used for financing activities	610	1,397	62,838	(3,276)	(3,425)	58,144
Effect of exchange rate changes on cash	-	-	-	(5,884)	-	(5,884)
Net decrease in cash and cash equivalents	-	-	19,442	(18,326)	19,960	21,076
Cash and cash equivalents at beginning of year	905	-	-	205,259	(19,960)	186,204
Cash and cash equivalents at end of year	$905	$-	$19,442	$186,933	$-	$207,280

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Format of Presentation

Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes.  Our discussion is presented on both a consolidated and segment basis.  All references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.  Our reportable segments are Americas outdoor advertising (“Americas”) and International outdoor advertising (“International”).  Our Americas and International segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types. Certain prior period amounts have been reclassified to conform to the 2016 presentation.

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

Advertising revenue for our segments is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally.  Internationally, our results are impacted by fluctuations in foreign currency exchange rates as well as economic conditions in the foreign markets in which we have operations.

Executive Summary

The key developments in our business for the three months ended March 31, 2016 are summarized below:

•  Consolidated revenue decreased $24.3 million during the three months ended March 31, 2016 compared to the same period of 2015. Excluding a $15.1 million impact from movements in foreign exchange rates, consolidated revenue decreased $9.2 million during the three months ended March 31, 2016 compared to the same period of 2015.

•  We sold our business in nine non-strategic U.S. outdoor markets for net proceeds of $596.6 million in cash and certain advertising assets in Florida. These markets generated revenue of $2.5 million in the three months ended March 31, 2016, and $22.3 million in the three months ended March 31, 2015. We recognized a net gain of $281.7 million related to the sales.

•  We spent $2.3 million on strategic revenue and efficiency initiatives during 2016 to realign and improve our on-going business operations—a decrease of $1.4 million compared to 2015.

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

RESULTS OF OPERATIONS
Consolidated Results of Operations
The comparison of our historical results of operations for the three months ended March 31, 2016 to the three months ended March 31, 2015 is as follows:

(In thousands)	Three Months Ended March 31,		%
	2016	2015	Change
Revenue	$590,721	$615,043	(4%)
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	343,694	362,971	(5%)
Selling, general and administrative expenses (excludes depreciation and amortization)	126,801	127,130	(0%)
Corporate expenses (excludes depreciation and amortization)	28,239	28,753	(2%)
Depreciation and amortization	85,395	94,094	(9%)
Other operating income (expense), net	284,774	(5,444)
Operating income (loss)	291,366	(3,349)
Interest expense	93,873	89,416
Interest income on Due from iHeartCommunications	12,713	15,253
Equity in earnings (loss) of nonconsolidated affiliates	(415)	522
Other income (expense), net	(5,803)	19,938
Loss before income taxes	203,988	(57,052)
Income tax benefit (expense)	(62,912)	24,099
Consolidated net loss	141,076	(32,953)
Less amount attributable to noncontrolling interest	976	565
Net loss attributable to the Company	$140,100	$(33,518)

Consolidated Revenue

Consolidated revenue decreased $24.3 million during the three months ended March 31, 2016 compared to the same period of 2015. Excluding a $15.1 million impact from movements in foreign exchange rates, consolidated revenue decreased $9.2 million during the three months ended March 31, 2016 compared to the same period of 2015. Primarily due to the $19.8 million impact of the sale of nine non-strategic U.S. markets in the first quarter of 2016, Americas revenue decreased $13.3 million during the three months ended March 31, 2016 compared to the same period of 2015. Excluding the $5.0 million impact from movements in foreign exchange rates, Americas revenue decreased $8.3 million during the three months ended March 31, 2016 compared to the same period of 2015. International revenue decreased $11.0 million during the three months ended March 31, 2016 compared to the same period of 2015. Excluding the $10.1 million impact from movements in foreign exchange rates, International revenue decreased $0.9 million during the three months ended March 31, 2016 compared to the same period of 2015. Revenue growth in certain countries including Australia, China and France was offset by decreases in other countries including the United Kingdom and Switzerland.

Consolidated Direct Operating Expenses

Consolidated direct operating expenses decreased $19.3 million during the three months ended March 31, 2016 compared to the same period of 2015. Excluding a $10.4 million impact from movements in foreign exchange rates, consolidated direct operating expenses decreased $8.9 million during the three months ended March 31, 2016 compared to the same period of 2015. Americas direct operating expenses decreased $8.2 million during the three months ended March 31, 2016 compared to the same period of 2015. Excluding the $2.6 million impact from movements in foreign exchange rates, Americas direct operating expenses decreased $5.6 million during the three months ended March 31, 2016 compared to the same period of 2015 primarily driven by a $7.7 million decrease in direct expenses resulting from the sale of the nine non-strategic markets at the beginning of the year, partially offset by higher variable site lease expenses related to the increase in revenues from remaining markets. International direct operating expenses decreased $11.1 million during the three months ended March 31, 2016 compared to the same period of 2015. Excluding the $7.8 million impact from movements in foreign exchange rates, International direct operating expenses decreased $3.3 million during the three months ended March 31, 2016 compared to the same period of 2015 primarily as a result of lower rent expense due to lower revenue in the United Kingdom, partially offset by higher variable site lease and maintenance expenses in countries experiencing revenue growth.

Consolidated Selling, General and Administrative (“SG&A”) Expenses

Consolidated SG&A expenses decreased $0.3 million during the three months ended March 31, 2016 compared to the same period of 2015. Excluding a $3.8 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $3.5 million during the three months ended March 31, 2016 compared to the same period of 2015. Americas SG&A expenses decreased $0.3 million during the three months ended March 31, 2016 compared to the same period of 2015. Excluding the $1.3 million impact from movements in foreign exchange rates, Americas SG&A expenses increased $1.0 million, net of a $4.5 million decrease in expenses resulting from the sale of the nine non-strategic markets at the beginning of the year, during the three months ended March 31, 2016 compared to the same period of 2015 primarily due to higher variable compensation expense related to higher revenues, and higher expenses in Latin America. International SG&A expenses were flat during the three months ended March 31, 2016 compared to the same period of 2015. Excluding the $2.6 million impact from movements in foreign exchange rates, International SG&A expenses increased $2.6 million during the three months ended March 31, 2016 compared to the same period of 2015 primarily due to increased expenses in the United Kingdom.

Corporate Expenses

Corporate expenses decreased $0.5 million during the three months ended March 31, 2016 compared to the same period of 2015. Excluding the $0.4 million impact from movements in foreign exchange rates, corporate expenses decreased $0.1 million during the three months ended March 31, 2016 compared to the same period of 2015.

Revenue and Efficiency Initiatives

Included in the amounts for direct operating expenses, SG&A and corporate expenses discussed above are expenses of $2.3 million incurred in connection with our strategic revenue and efficiency initiatives during the three months ended March 31, 2016. The costs were incurred to improve revenue growth, enhance yield, reduce costs and organize each business to maximize performance and profitability.  These costs consist primarily of severance related to workforce initiatives, consolidation of locations and positions, consulting expenses and other costs incurred in connection with streamlining our businesses. These costs are expected to provide benefits in future periods as the initiative results are realized.  Of these costs during the first quarter of 2016, $0.7 million are reported within direct operating expenses, $1.3 million are reported within SG&A and $0.3 million are reported within corporate expense.  In the first quarter of 2015, such costs totaled $0.4 million, $0.8 million and $2.5 million, respectively.

Depreciation and Amortization

Depreciation and amortization decreased $8.7 million during the three months ended March 31, 2016 compared to the same period in 2015 primarily due to assets becoming fully depreciated or fully amortized and the sale of the non-strategic outdoor markets, as well as the impact of movements in foreign exchange rates.

Other operating income (loss), net

Other operating income was $284.8 million for the three months ended March 31, 2016, which primarily related to the sale of nine non-strategic outdoor markets at the beginning of the year. In the first quarter of 2016, Americas outdoor sold nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas for net proceeds of $596.6 million in cash and certain advertising assets in Florida. The Company recognized a net gain of $281.7 million. These markets generated revenue of $2.5 million in the three months ended March 31, 2016 and $22.3 million in the three months ended March 31, 2015.

Other operating expense was $5.4 million for the three months ended March 31, 2015, which primarily related to acquisition/disposition transaction costs.

Interest Income on Due from iHeartCommunications

Interest income decreased $2.5 million during the three months ended March 31, 2016 compared to the same period of 2015 due to a lower average outstanding balance as a result of the $300.0 million demand and repayment under the Due from iHeartCommunications note in February 2016.

Other income, net

Other income of $5.8 million for the first quarter of 2016 primarily related to foreign exchange gains on short-term intercompany accounts.

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

The effective tax rate for the three months ended March 31, 2016 was 30.8%, and was primarily impacted by the reversal of the valuation allowance recorded in 2015 against net operating losses in U.S. federal and state jurisdictions due to taxable gains from the dispositions of nine outdoor markets during the period.  In addition, we were unable to record benefits on losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future periods.

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

Americas Outdoor Advertising Results of Operations
Our Americas outdoor operating results were as follows:

(In thousands)	Three Months Ended March 31,		%
	2016	2015	Change
Revenue	$282,528	$295,863	(5%)
Direct operating expenses	138,012	146,234	(6%)
SG&A expenses	55,329	55,637	(1%)
Depreciation and amortization	46,116	50,340	(8%)
Operating income	$43,071	$43,652	(1%)

Americas revenue decreased $13.3 million during the three months ended March 31, 2016 compared to the same period of 2015. Excluding the $5.0 million impact from movements in foreign exchange rates, Americas revenue decreased $8.3 million during the three months ended March 31, 2016 compared to the same period of 2015. In the first quarter of 2016, we sold nine non-strategic markets for net proceeds of $596.6 million in cash and certain assets in Florida. These non-strategic markets generated revenues of $2.5 million in the first quarter of 2016 compared to $22.3 million in the first quarter of 2015. The decrease resulting from the disposal of the nine non-strategic markets was partially offset by increased revenues from digital billboards as a result of new deployments, organic growth and higher occupancy, as well as higher revenues from static bulletins as a result of higher occupancy.

Americas direct operating expenses decreased $8.2 million during the three months ended March 31, 2016 compared to the same period of 2015. Excluding the $2.6 million impact from movements in foreign exchange rates, Americas direct operating expenses decreased $5.6 million during the three months ended March 31, 2016 compared to the same period of 2015 primarily driven by a $7.7 million decrease in direct expenses resulting from the sale of the nine non-strategic markets at the beginning of the year, partially offset by higher variable site lease expenses related to the increase in revenues from remaining markets. Americas SG&A expenses decreased $0.3 million during the three months ended March 31, 2016 compared to the same period of 2015. Excluding the $1.3 million impact from movements in foreign exchange rates, Americas SG&A expenses increased $1.0 million, net of a $4.5 million decrease in expenses resulting from the sale of the nine non-strategic markets at the beginning of the year, during the three months ended March 31, 2016 compared to the same period of 2015 primarily due to higher variable compensation expense related to higher revenues, and higher expenses in Latin America.

International Outdoor Advertising Results of Operations
Our International operating results were as follows:

(In thousands)	Three Months Ended March 31,		%
	2016	2015	Change
Revenue	$308,193	$319,180	(3%)
Direct operating expenses	205,682	216,737	(5%)
SG&A expenses	71,472	71,493	(0%)
Depreciation and amortization	37,880	42,441	(11%)
Operating income	$(6,841)	$(11,491)	(40%)

International revenue decreased $11.0 million during the three months ended March 31, 2016 compared to the same period of 2015. Excluding the $10.1 million impact from movements in foreign exchange rates, International revenue decreased $0.9 million during the three months ended March 31, 2016 compared to the same period of 2015 primarily driven by lower revenue in the United Kingdom as a result of the London bus shelter contract not being renewed, and decreases in Switzerland, almost entirely offset by revenue growth from new digital assets in Australia and new contracts and higher occupancy in China and across several  European countries including France and Belgium.

International direct operating expenses decreased $11.1 million during the three months ended March 31, 2016 compared to the same period of 2015. Excluding the $7.8 million impact from movements in foreign exchange rates, International direct operating expenses decreased $3.3 million during the three months ended March 31, 2016 compared to the same period of 2015 primarily as a result of lower rent expense due to lower revenue in the United Kingdom as a result of the London bus shelter contract not being renewed, partially offset by higher variable site lease and maintenance expenses in countries experiencing revenue growth. International SG&A expenses were flat during the three months ended March 31, 2016 compared to the same period of 2015. Excluding the $2.6 million impact from movements in foreign exchange rates, International SG&A expenses increased $2.6 million during the three months ended March 31, 2016 compared to the same period of 2015 primarily due to increased expenses in the United Kingdom.

Reconciliation of Segment Operating Income to Consolidated Operating Income (Loss)

(In thousands)	Three Months Ended March 31,
	2016	2015
Americas Outdoor Advertising	$43,071	43,652
International Outdoor Advertising	(6,841)	(11,491)
Corporate and other (1)	(29,638)	(30,066)
Other operating income (loss), net	284,774	(5,444)
Consolidated operating income (loss)	$291,366	$(3,349)

(1)	Corporate and other includes expenses related to Americas and International and as well as overall executive, administrative and support functions.

Share-Based Compensation Expense

Certain employees receive equity awards from our equity incentive plans.  As of March 31, 2016, there was $15.8 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately 2.5 years.  In addition, as of March 31, 2016, there was $0.6 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

Share-based compensation expenses are recorded in corporate expenses and were $2.4 million and $1.9 million for the three months ended March 31, 2016 and 2015, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the three months ended March 31, 2016 and 2015:

(In thousands)	Three Months Ended March 31,
	2016	2015
Cash provided by (used for):
Operating activities	$16,170	$9,722
Investing activities	$523,544	$(40,906)
Financing activities	$(466,468)	$58,144

Operating Activities

Cash provided by operating activities was $16.2 million during the three months ended March 31, 2016  compared to $9.7 million of cash provided during the three months ended March 31, 2015.  Our consolidated net loss for the three months ended March 31, 2016 and 2015 included non-cash items of ($135.1) million and $83.4 million, respectively. Non-cash items affecting our net loss include depreciation and amortization, deferred taxes, provision for doubtful accounts, share-based compensation, (gain) loss on sale of operating and fixed assets, amortization of deferred financing charges and note discounts, net and other reconciling items, net as presented on the face of the consolidated statement of cash flows.

Investing Activities

Cash provided by investing activities of $523.5 million during the three months ended March 31, 2016 primarily reflected net cash proceeds from the sale of nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas for net proceeds of $596.6 million in cash and certain advertising assets in Florida. Those sale proceeds were partially offset by our capital expenditures of $47.2 million.  We spent $11.3 million in our Americas segment primarily related to the construction of new advertising structures such as digital displays and $34.9 million in our International segment primarily related to new advertising structures such as billboards and street furniture and renewals of existing contracts.

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

Financing Activities

Cash used for financing activities of $466.5 million during the three months ended March 31, 2016 primarily reflected two cash dividends paid in the aggregate amount of $754.2 million, partially offset by net transfers of $290.7 million in cash from iHeartCommunications, which represents the activity in the “Due from/to iHeartCommunications” account.

Cash provided by financing activities of $58.1 million during the first quarter of 2015 primarily reflected the net transfers of $61.5 million in cash from iHeartCommunications, which represents the activity in the “Due from/to iHeartCommunications” account. Other cash used for financing activities included net payments to noncontrolling interests of $2.1 million.

Anticipated Cash Requirements

Our primary sources of liquidity are cash on hand, cash flow from operations, the revolving promissory note with iHeartCommunications and our senior revolving credit facility.  As of March 31, 2016, we had $489.6 million of cash on our balance sheet, including $152.5 million of cash held outside the U.S. by our subsidiaries, a portion of which is held by non-wholly owned subsidiaries or is otherwise subject to certain restrictions and not readily accessible to us.  Also as of March 31, 2016, we had $640.1 million due to us under the Due from iHeartCommunications note.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant deficits, as calculated for tax law purposes, in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.

Our primary uses of liquidity are for our working capital, capital expenditure, debt service and other funding requirements.  Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations, borrowing capacity under or repayment of amounts outstanding under the revolving promissory note with iHeartCommunications and borrowing capacity under our senior revolving credit facility will enable us to meet our working capital, capital expenditure, debt service, special dividend and other funding requirements, including the debt service on the CCWH Senior Notes, the CCWH Subordinated Notes and the CCIBV Senior Notes for at least the next 12 months.  We believe our long-term plans, which include promoting outdoor media spending, capitalizing on our diverse geographic and product opportunities and the continued deployment of digital displays, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements long term.  However, our anticipated results are subject to significant uncertainty. Our ability to fund our working capital, capital expenditures, debt service and other obligations depends on our future operating performance and cash from operations.  If our future operating performance does not meet our expectations or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing.  We may not be able to secure any such additional financing on terms favorable to us or at all.

We recently paid special cash dividends to our stockholders.  On December 16, 2015, CCIBV issued $225.0 million in aggregate principal amount of 8.75% Senior Notes due 2020.  We used the proceeds of the offering to pay a special dividend in an aggregate amount of $217.8 million to our stockholders on January 7, 2016.  In the first quarter of 2016, we sold our business in nine non-strategic markets within our Americas segment for net proceeds, including cash and certain advertising assets in Florida, of $596.6 million (the “Americas Transactions”).  Following the sale on February 4, 2016, we made a demand for repayment of $300.0 million outstanding under the Due from iHeartCommunications note and simultaneously paid a special cash dividend of $540.0 million.  We used the $300.0 million from the repayment and $240.0 million of the proceeds of the Americas Transactions to fund the special dividend.  The repayment of the $300.0 million under the Due from iHeartCommunications note reduced the amount of the Due from iHeartCommunications note asset that is available to us as a source of liquidity for future working capital, capital expenditure, debt service, special dividend and other funding requirements.  In addition, the interest payments that we receive under the Due from iHeartCommunications note are expected to be lower in 2016 than in 2015 as a result of the lower outstanding indebtedness on the note. Future special cash dividends will be dependent upon us having sufficient available cash.

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

As our controlling stockholder, iHeartCommunications may cause us to engage in transactions for the purpose of supporting its liquidity needs, such as financings or asset sales, which may negatively affect our business operations or our capital structure.  In its Quarterly Report on Form 10-Q filed with the SEC on May 4, 2016, iHeartCommunications stated that its ability to fund its ongoing capital needs depends on its future operating performance, cash from operations and its ability to generate cash from additional liquidity-generating transactions.  These liquidity-generating transactions may involve us or our assets.  As of March 31, 2016, iHeartCommunications had $978.5 million recorded as “Cash and cash equivalents” on its consolidated balance sheets, of which $489.6 million was held by us and our subsidiaries.  Further deterioration in the financial condition of iHeartCommunications could also have the effect of increasing our borrowing costs or impairing our access to capital markets.

In its Quarterly Report on Form 10-Q filed with the SEC on May 4, 2016, iHeartCommunications stated that it was in compliance with the covenants contained in its material financing agreements as of March 31, 2016.  iHeartCommunications similarly stated in its Quarterly Report that its anticipated results are also subject to significant uncertainty and there can be no assurance that actual results will be in compliance with the covenants.  Moreover, iHeartCommunications stated in its Quarterly Report that its ability to comply with the covenants in its material financing agreements may be affected by events beyond its control, including prevailing economic, financial and industry conditions.  As discussed therein, the breach of any covenants set forth in iHeartCommunications’ financing agreements would result in a default thereunder, and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. In addition, iHeartCommunications stated in its Quarterly Report that if iHeartCommunications is unable to repay its obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility.  Finally,

iHeartCommunications stated in its Quarterly Report that a default or acceleration under any of its material financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.  If iHeartCommunications were to become insolvent, we would be an unsecured creditor of iHeartCommunications.  In that event, we would be treated the same as other unsecured creditors of iHeartCommunications and, if we were not entitled to the cash previously transferred to iHeartCommunications, or could not obtain such cash on a timely basis, we could experience a liquidity shortfall.

We frequently evaluate strategic opportunities both within and outside our existing lines of business.  We expect from time to time to pursue additional acquisitions and may decide to dispose of certain businesses.  These acquisitions or dispositions could be material.

Sources of Capital
As of March 31, 2016 and December 31, 2015, we had the following debt outstanding, cash and cash equivalents and amounts due from iHeartCommunications:

(In millions)	March 31, 2016	December 31, 2015
Clear Channel Worldwide Holdings Senior Notes due 2022	$2,725.0	$2,725.0
Clear Channel Worldwide Holdings Senior Subordinated Notes due 2020	2,200.0	2,200.0
Senior Revolving Credit Facility due 2018	-	-
Clear Channel International B.V. Senior Notes due 2020	225.0	225.0
Other debt	18.9	19.0
Original issue discount	(7.5)	(7.8)
Long-term debt fees	(48.2)	(50.4)
Total debt	5,113.2	5,110.8
Less: Cash and cash equivalents	489.6	412.7
Less: Due from iHeartCommunications	640.1	930.8
	$3,983.5	$3,767.3

We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities.  Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Promissory Notes with iHeartCommunications

We maintain accounts that represent net amounts due to or from iHeartCommunications, which are recorded as “Due from/to iHeartCommunications” on our consolidated balance sheets.  The accounts represent our revolving promissory note issued by us to iHeartCommunications and the Due from iHeartCommunications note, in each case in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances.  The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand or when they mature on December 15, 2017.  Included in the accounts are the net activities resulting from day-to-day cash management services provided by iHeartCommunications.  Such day-to-day cash management services relate only to our cash activities and balances in the U.S. and exclude any cash activities and balances of our non-U.S. subsidiaries.  As of March 31, 2016 and December 31, 2015, the asset recorded in “Due from iHeartCommunications” on our consolidated balance sheet was $640.1 million and $930.8 million, respectively.  As of March 31, 2016, we had no borrowings under the cash management note to iHeartCommunications.

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

The net interest income for the three months ended March 31, 2016 and 2015 was $12.7 million and $15.3 million, respectively. At March 31, 2016 and December 31, 2015, the fixed interest rate on the “Due from iHeartCommunications” account was 6.5%, which is equal to the fixed interest rate on the CCWH senior notes. If the outstanding balance on the Due from iHeartCommunications Note exceeds $1.0 billion and under certain other circumstances tied to iHeartCommunications’ liquidity, the rate will be variable but will in no event be less than 6.5% nor greater than 20%.

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

Clear Channel Worldwide Holdings Senior Notes

As of March 31, 2016, CCWH senior notes represented $2.7 billion aggregate principal amount of indebtedness outstanding, which consisted of $735.75 million aggregate principal amount of 6.5% Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and $1,989.25 million aggregate principal amount of 6.5% Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes” and, together with the Series A CCWH Senior Notes, the “CCWH Senior Notes”). The CCWH Senior Notes are guaranteed by us, Clear Channel Outdoor, Inc. (“CCOI”) and certain of our direct and indirect subsidiaries.

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

Our consolidated leverage ratio, defined as total debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 7.6:1 as of March 31, 2016, and senior leverage ratio, defined as senior debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 4.0:1 as of March 31, 2016. As required by the definition of EBITDA in the CCWH Senior Notes indentures, our EBITDA for the preceding four quarters of $681.7 million is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense), net, plus share-based compensation and is further adjusted for the following: (i) costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses; (iii) non-cash charges; and (iv) various other items.

            The following table reflects a reconciliation of EBITDA (as defined by the CCWH Senior Notes indentures) to operating income and net cash provided by operating activities for the four quarters ended March 31, 2016:

Four Quarters Ended
(In millions)	March 31, 2016
EBITDA (as defined by the CCWH Senior Notes indentures)	$681.7
Less adjustments to EBITDA (as defined by the CCWH Senior Notes indentures):
Costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities	(20.6)
Extraordinary, non-recurring or unusual gains or losses or expenses (as referenced in the definition of EBITDA in the CCWH Senior Notes indentures)	(11.0)
Non-cash charges	(17.5)
Other items	34.9
Less: Depreciation and amortization, Impairment charges, Other operating income, net and Share-based compensation expense	(111.8)
Operating income	555.7
Plus: Depreciation and amortization, Impairment charges, Gain (loss) on disposal of operating and fixed assets and Share-based compensation expense	108.1
Less: Interest expense	(360.1)
Plus: Interest income on Due from iHeartCommunications	58.9
Less: Current income tax expense	(85.7)
Plus: Other income, net	(13.4)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	33.8
Change in assets and liabilities, net of assets acquired and liabilities assumed	8.1
Net cash provided by operating activities	$305.4

Clear Channel Worldwide Holdings Senior Subordinated Notes

As of March 31, 2016, CCWH Subordinated Notes represented $2.2 billion aggregate principal amount of indebtedness outstanding, which consist of $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes”).

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

CCIBV Senior Notes

As of March 31, 2016, Clear Channel International B.V., an international subsidiary of ours, had $225.0 million aggregate principal amount outstanding of its 8.75% Senior Notes due 2020 (“CCIBV Senior Notes”).

The indenture governing the CCIBV Senior Notes contains covenants that limit Clear Channel International B.V.’s ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) transfer or sell assets; (iv) create liens on assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of CCIBV’s assets.

Senior Revolving Credit Facility Due 2018

During the third quarter of 2013, we entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital needs, to issue letters of credit and for other general corporate purposes.  As of March 31, 2016, there were no amounts outstanding under the revolving credit facility, and $49.5 million of letters of credit under the revolving credit facility which reduce availability under the facility. The revolving credit facility contains a springing covenant that requires us to maintain a secured leverage ratio (as defined in the revolving credit facility) of not more than 1.5:1 that is tested at the end of a quarter if availability under the facility is less than 75% of the aggregate commitments under the facility.  We were in compliance with the secured leverage ratio covenant as of March 31, 2016.

Other Debt

Other debt consists primarily of loans with international banks.  As of March 31, 2016, approximately $18.9 million was outstanding as other debt.

iHeartCommunications’ Debt Covenants

iHeartCommunications’ senior secured credit facility contains a significant financial covenant which must be tested quarterly and requires iHeartCommunications to limit the ratio of its consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA (as defined by iHeartCommunications’ senior secured credit facility) for the preceding four quarters.  The maximum ratio permitted under this financial covenant was 8.75:1 for the four quarters ended March 31, 2016.  In its Quarterly Report on Form 10-Q filed with the SEC on May 4, 2016, iHeartCommunications stated that it was in compliance with this covenant as of March 31, 2016.

Commitments, Contingencies and Guarantees

We are currently involved in certain legal proceedings arising in the ordinary course of business and, as required, have accrued our estimate of the probable costs for resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated.  These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.  Please refer to “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q.

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

Foreign Currency Exchange Rate Risk

We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported net loss of $30.9 million for three months ended March 31, 2016.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have increased our net loss for the three months ended March 31, 2016 by $3.1 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three months ended March 31, 2016 would have decreased our net loss by a corresponding amount.

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

•         the risk that our strategic revenue and efficiency initiatives may not be entirely successful or that any cost savings achieved from such strategic revenue and efficiency initiatives may not persist;

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

ITEM 4.  Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015.  There have not been any material changes in the risk factors disclosed in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the purchases of shares of our Class A common stock made during the quarter ended March 31, 2016 by or on behalf of us or an affiliated purchaser:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	89,241	$4.96		$-
February 1 through February 29	10,756	4.96	-	-
March 1 through March 31	119,397	4.19	-	-
Total	219,394	$4.54	-	$-

(1)

The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended March 31, 2016 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

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

                                                                                                CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

May 4, 2016                                                                         /s/ SCOTT D. HAMILTON

                                                                                                Scott D. Hamilton

                                                                                                Senior Vice President, Chief Accounting Officer and

                                                                                                Assistant Secretary