Form 10-Q
period 2016-06-30
Clear Channel Outdoor Holdings, Inc.
filed 2016-08-04
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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
Large accelerated filer  [  ]       Accelerated filer   [X]    Non-accelerated filer [  ]       Smaller reporting company   [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2016
- - - - - - - - - - - - - - - - - - - - - - - - - -	- - - - - - - - - - - - - - - - - - - - - - - - - -
Class A Common Stock, $.01 par value Class B Common Stock, $.01 par value	47,177,430 315,000,000

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands, except share data)	June 30, 2016	December 31, 2015
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$439,527	$412,743
Accounts receivable, net of allowance of $24,403 in 2016 and $25,348 in 2015	646,822	697,583
Prepaid expenses	134,553	127,730
Assets held for sale	55,053	295,075
Other current assets	62,406	34,566
Total Current Assets	1,338,361	1,567,697
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,289,708	1,391,880
Other property, plant and equipment, net	233,437	236,106
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles	961,347	971,327
Other intangibles, net	321,591	342,864
Goodwill	744,021	758,575
OTHER ASSETS
Due from iHeartCommunications	689,631	930,799
Other assets	120,037	107,540
Total Assets	$5,698,133	$6,306,788
CURRENT LIABILITIES
Accounts payable	$85,232	$100,210
Accrued expenses	438,576	507,665
Dividends payable	—	217,017
Deferred income	127,356	91,411
Current portion of long-term debt	4,592	4,310
Total Current Liabilities	655,756	920,613
Long-term debt	5,110,640	5,106,513
Deferred tax liability	651,883	608,910
Other long-term liabilities	246,295	240,419
Commitments and Contingent liabilities (Note 4)
SHAREHOLDERS’ DEFICIT
Noncontrolling interest	189,561	187,775
Preferred stock, $.01 par value, 150,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share, authorized 750,000,000 shares, issued 47,774,617 and 46,661,114 shares in 2016 and 2015, respectively	478	467
Class B common stock, $.01 par value, 600,000,000 shares authorized, 315,000,000 shares issued and outstanding	3,150	3,150
Additional paid-in capital	3,426,602	3,961,515
Accumulated deficit	(4,197,636)	(4,268,637)
Accumulated other comprehensive loss	(385,170)	(451,833)
Cost of shares (531,290 in 2016 and 233,868 in 2015) held in treasury	(3,426)	(2,104)
Total Shareholders’ Deficit	(966,441)	(569,667)
Total Liabilities and Shareholders’ Deficit	$5,698,133	$6,306,788

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$712,146	$722,819	$1,302,867	$1,337,862
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	366,061	372,342	709,755	735,313
Selling, general and administrative expenses (excludes depreciation and amortization)	135,567	132,522	262,368	259,652
Corporate expenses (excludes depreciation and amortization)	29,652	30,154	57,891	58,907
Depreciation and amortization	86,974	93,405	172,369	187,499
Other operating income (expense), net	(59,384)	659	225,390	(4,785)
Operating income	34,508	95,055	325,874	91,706
Interest expense	94,650	88,556	188,523	177,972
Interest income on Due from iHeartCommunications	11,291	15,049	24,004	30,302
Equity in earnings (loss) of nonconsolidated affiliates	(232)	(351)	(647)	171
Other income (expense), net	(33,871)	15,276	(39,674)	35,214
Income (loss) before income taxes	(82,954)	36,473	121,034	(20,579)
Income tax benefit (expense)	21,712	(27,187)	(41,200)	(3,088)
Consolidated net income (loss)	(61,242)	9,286	79,834	(23,667)
Less amount attributable to noncontrolling interest	7,857	7,876	8,833	8,441
Net income (loss) attributable to the Company	$(69,099)	$1,410	$71,001	$(32,108)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9,106	2,900	36,370	(78,587)
Unrealized holding gain (loss) on marketable securities	(309)	(133)	(345)	689
Reclassification adjustment for realized cumulative translation adjustments on sale of businesses included in Other operating income (expense), net	32,824	—	32,824	—
Other adjustments to comprehensive loss	(3,745)	—	(3,745)	(1,154)
Other comprehensive income (loss)	37,876	2,767	65,104	(79,052)
Comprehensive income (loss)	(31,223)	4,177	136,105	(111,160)
Less amount attributable to noncontrolling interest	(3,978)	(5,060)	(1,559)	(2,761)
Comprehensive income (loss) attributable to the Company	$(27,245)	$9,237	$137,664	$(108,399)
Net income (loss) attributable to the Company per common share:
Basic	$(0.19)	$—	$0.20	$(0.09)
Weighted average common shares outstanding – Basic	360,233	359,538	360,074	359,317
Diluted	$(0.19)	$—	$0.20	$(0.09)
Weighted average common shares outstanding – Diluted	360,233	361,603	361,154	359,317

Dividends declared per share	$—	$—	$1.49	$—

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
(UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Consolidated net income (loss)	$79,834	$(23,667)
Reconciling items:
Depreciation and amortization	172,369	187,499
Deferred taxes	42,456	6,311
Provision for doubtful accounts	6,662	5,144
Amortization of deferred financing charges and note discounts, net	5,257	4,344
Share-based compensation	5,443	3,729
Gain on sale of operating and other assets, net	(226,895)	(2,602)
Equity in (earnings) loss of nonconsolidated affiliates	647	(171)
Other reconciling items, net	39,000	(35,606)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	32,137	(40,921)
Increase in prepaid expenses and other current assets	(28,998)	(31,030)
Decrease in accrued expenses	(71,651)	(58,848)
Decrease in accounts payable	(13,807)	(2,539)
Increase (decrease) in accrued interest	2,908	(638)
Increase in deferred income	36,058	40,740
Changes in other operating assets and liabilities	7,345	2,714
Net cash provided by operating activities	$88,765	$54,459
Cash flows from investing activities:
Purchases of property, plant and equipment	(97,055)	(90,033)
Proceeds from disposal of assets	583,652	2,129
Purchases of other operating assets	(1,670)	(853)
Change in other, net	(30,247)	(1,036)
Net cash provided by (used for) investing activities	$454,680	$(89,793)
Cash flows from financing activities:
Payments on credit facilities	(1,157)	(2,638)
Payments on long-term debt	(1,116)	(27)
Net transfers from iHeartCommunications	241,169	10,875
Dividends and other payments to noncontrolling interests	(1,247)	(28,099)
Dividends paid	(754,235)	—
Change in other, net	(287)	2,825
Net cash used for financing activities	$(516,873)	$(17,064)
Effect of exchange rate changes on cash	212	(3,923)
Net increase (decrease) in cash and cash equivalents	26,784	(56,321)
Cash and cash equivalents at beginning of period	412,743	186,204
Cash and cash equivalents at end of period	$439,527	$129,883
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	179,020	174,631
Cash paid for income taxes	24,198	19,217

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION
Preparation of Interim Financial Statements
All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.  Our reportable segments are Americas outdoor advertising (“Americas”) and International outdoor advertising (“International”). The accompanying consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  Management believes that the disclosures made are adequate to make the information presented not misleading.  Due to seasonality and other factors, the results for the interim periods may not be indicative of results for the full year.  The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2015 Annual Report on Form 10-K.

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

New Accounting Pronouncements
During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, the Company will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this update are effective for annual periods ending after December 15, 2016, and for interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact of the provisions of this new standard on its consolidated financial statements.

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

During the second quarter of 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update simplifies the presentation of debt issuance costs as a deduction from the carrying value of the outstanding debt balance rather than showing the debt issuance costs as an asset.  The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015.  The retrospective adoption of this guidance resulted in the reclassification of debt issuance costs of $50.4 million as of December 31, 2015, which are now reflected as “Long-term debt fees” in Note 3.

During the third quarter of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This update provides a one-year deferral of the effective date for ASU No. 2014-09, Revenue from Contracts with Customers.  ASU No. 2014-09 provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP.  The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017.  The Company is currently evaluating the impact of the provisions of this new standard on its consolidated financial statements.

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

During the first quarter of 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new leasing standard presents significant changes to the balance sheets of lessees. Lessor accounting is updated to align with certain changes in the lessee model and the new revenue recognition standard which was issued in the third quarter of 2015. The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2018.  The Company is currently evaluating the impact of the provisions of this new standard on its consolidated financial statements.

During the second quarter of 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). This update changes the accounting for certain aspects of share-based payments to employees. Income tax effects of share-based payment awards will be recognized in the income statement with the vesting or settlement of the awards and the record keeping for additional paid-in capital pools will no longer be necessary. Additionally, companies can make a policy election to either estimate forfeitures or recognize them as they occur. The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the impact of the provisions of this new standard on its consolidated financial statements.
During the second quarter of 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). The new standard changes the impairment model for most financial assets and certain other instruments. Entities will be required to use a model that will result in the earlier recognition of allowances for losses for trade and other receivables, held-to-maturity debt securities, loans and other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. For an SEC filer, the standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2019.  The Company is currently evaluating the impact of the provisions of this new standard on its consolidated financial statements.
NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Dispositions
During the first quarter of 2016, Americas outdoor sold nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas for net proceeds, which included cash and certain advertising assets in Florida, totaling $594.0 million. The Company recognized a net gain of $280.0 million related to the sale, which is included within Other operating income (expense), net.
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
During the second quarter of 2016, International outdoor sold its business in Turkey. As a result, the Company recognized a net loss of $56.6 million, which includes $32.2 million in cumulative translation adjustments that were recognized upon the sale of the Company's subsidiaries in Turkey.
Property, Plant and Equipment

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s property, plant and equipment consisted of the following classes of assets as of June 30, 2016 and December 31, 2015, respectively:

(In thousands)	June 30, 2016	December 31, 2015

Land, buildings and improvements	$162,252	$167,739
Structures	2,743,168	2,824,794
Furniture and other equipment	154,996	156,046
Construction in progress	65,363	54,701
	3,125,779	3,203,280
Less: accumulated depreciation	1,602,634	1,575,294
Property, plant and equipment, net	$1,523,145	$1,627,986

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

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of June 30, 2016 and December 31, 2015, respectively:

(In thousands)	June 30, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$589,682	$(428,504)	$635,772	$(457,060)
Permanent easements	157,436	—	156,349	—
Other	4,585	(1,608)	9,687	(1,884)
Total	$751,703	$(430,112)	$801,808	$(458,944)

Total amortization expense related to definite-lived intangible assets for the three months ended June 30, 2016 and 2015 was $10.1 million and $12.5 million, respectively. Total amortization expense related to definite-lived intangible assets for the six months ended June 30, 2016 and 2015 was $19.9 million and $27.2 million, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)
2017	$29,032
2018	$20,390
2019	$16,240
2020	$13,938
2021	$13,394

Goodwill

 The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	Americas	International	Consolidated
Balance as of December 31, 2014	$584,574	$232,538	$817,112
Acquisitions	—	10,998	10,998
Foreign currency	(709)	(19,644)	(20,353)
Assets held for sale	(49,182)	—	(49,182)
Balance as of December 31, 2015	$534,683	$223,892	$758,575
Dispositions	(6,934)	—	(6,934)
Foreign currency	(1,393)	3,999	2,606
Assets held for sale	(10,226)	—	(10,226)
Balance as of June 30, 2016	$516,130	$227,891	$744,021

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – LONG-TERM DEBT

Long-term debt outstanding as of June 30, 2016 and December 31, 2015 consisted of the following:

(In thousands)	June 30, 2016	December 31, 2015

Clear Channel Worldwide Holdings Senior Notes:
6.5% Series A Senior Notes Due 2022	$735,750	$735,750
6.5% Series B Senior Notes Due 2022	1,989,250	1,989,250
Clear Channel Worldwide Holdings Senior Subordinated Notes:
7.625% Series A Senior Subordinated Notes Due 2020	275,000	275,000
7.625% Series B Senior Subordinated Notes Due 2020	1,925,000	1,925,000
Senior Revolving Credit Facility Due 2018(1)	—	—
Clear Channel International B.V. Senior Notes Due 2020	225,000	225,000
Other debt	18,354	19,003
Original issue discount	(7,263)	(7,769)
Long-term debt fees	(45,859)	(50,411)
Total debt	$5,115,232	$5,110,823
Less: current portion	4,592	4,310
Total long-term debt	$5,110,640	$5,106,513

(1)
 The Senior revolving credit facility provides for borrowings up to $75.0 million (the revolving credit commitment). As of June 30, 2016, we had $52.5 million of letters of credit outstanding, and $22.5 million of availability, under the senior revolving credit facility.

The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.0 billion and $4.9 billion at June 30, 2016 and December 31, 2015, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 1.

Surety Bonds, Letters of Credit and Guarantees
As of June 30, 2016, the Company had $53.7 million and $55.8 million in letters of credit and bank guarantees outstanding, respectively. Bank guarantees of $26.7 million were backed by cash collateral. Additionally, as of June 30, 2016, iHeartCommunications had outstanding commercial standby letters of credit and surety bonds of $1.2 million and $54.6 million, respectively, held on behalf of the Company.  These surety bonds, letters of credit and bank guarantees relate to various operational matters, including insurance, bid and performance bonds, as well as other items.

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

Stockholder Litigation
On May 9, 2016, a stockholder of the Company filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned GAMCO Asset Management Inc. v. iHeartMedia Inc. et al., C.A. No. 12312-VCS. The complaint names as defendants iHeartCommunications, Inc. (“iHeartCommunications”), the Company’s indirect parent company, iHeartMedia, Inc. (“iHeartMedia”), the parent company of iHeartCommunications, Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsor Defendants”), iHeartMedia’s private equity sponsors and majority owners, and the members of the Company’s board of directors. The Company also is named as a nominal defendant. The complaint alleges that the Company has been harmed by the intercompany agreements with iHeartCommunications, the Company’s lack of autonomy over its own cash and the actions of the defendants in serving the interests of iHeartMedia, iHeartCommunications and the Sponsor Defendants to the detriment of the Company and its minority stockholders. Specifically, the complaint alleges that the defendants have breached their fiduciary duties by causing the Company to: (i) continue to loan cash to iHeartCommunications under the intercompany note at below-market rates; (ii) abandon its growth and acquisition strategies in favor of transactions that would provide cash to iHeartMedia and iHeartCommunications; (iii) issue new debt in the CCIBV note offering (the “CCIBV Note Offering”) to provide cash to iHeartMedia and iHeartCommunications through a dividend; and (iv) effect the sales of certain outdoor markets in the U.S. (the “Outdoor Asset Sales”) to provide cash to iHeartMedia and iHeartCommunications through a dividend. The complaint also alleges that iHeartMedia, iHeartCommunications and the Sponsor Defendants aided and abetted the directors’ breaches of their fiduciary duties. The complaint further alleges that iHeartMedia, iHeartCommunications and the Sponsor Defendants were unjustly enriched as a result of these transactions and that these transactions constituted a waste of corporate assets for which the defendants are liable to the Company. The plaintiff is seeking, among other things, a ruling that the defendants breached their fiduciary duties to the Company and that iHeartMedia, iHeartCommunications and the Sponsor Defendants aided and abetted the board of directors’ breaches of fiduciary duty, rescission of payments to iHeartCommunications and its affiliates pursuant to dividends declared in connection with the CCIBV Note Offering and Outdoor Asset Sales, and an order requiring iHeartMedia, iHeartCommunications and the Sponsor Defendants to disgorge all profits they have received as a result of the alleged fiduciary misconduct.

On May 26, 2016, the plaintiff filed a motion seeking expedited discovery and an expedited trial on certain counts of its complaint. On June 27, 2016, the court denied the motion for an expedited trial and discovery, and on July 12, 2016, the parties stipulated to a schedule that would allow for a decision on the defendants’ forthcoming motion to dismiss by mid-September and a trial, if necessary, beginning February 27, 2017. On July 20, 2016, the defendants filed a motion to dismiss.

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

As of June 30, 2016 and December 31, 2015, the asset recorded in “Due from iHeartCommunications” on the consolidated balance sheet was $689.6 million and $930.8 million, respectively.  As of June 30, 2016, the fixed interest rate on the “Due

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

from iHeartCommunications” account was 6.5%, which is equal to the fixed interest rate on the CCWH Senior Notes.  The net interest income for the three months ended June 30, 2016 and 2015 was $11.3 million and $15.0 million, respectively. The net interest income for the six months ended June 30, 2016 and 2015 was $24.0 million and $30.3 million, respectively. On February 4, 2016, the Company demanded the repayment of $300.0 million outstanding under the Due from iHeartCommunications note and used the repayment to partially fund a special cash dividend of $540.0 million, which was paid on February 4, 2016.

The Company provides advertising space on its billboards for radio stations owned by iHeartCommunications.  For the three months ended June 30, 2016 and 2015, the Company recorded $0.6 million and $1.1 million, respectively, in revenue for these advertisements.  For the six months ended June 30, 2016 and 2015, the Company recorded $0.9 million and $2.2 million, respectively, in revenue for these advertisements.

Under the Corporate Services Agreement between iHeartCommunications and the Company, iHeartCommunications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) certain executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services.  These services are charged to the Company based on actual direct costs incurred or allocated by iHeartCommunications based on headcount, revenue or other factors on a pro rata basis. For the three months ended June 30, 2016 and 2015, the Company recorded $9.2 million and $8.0 million, respectively, as a component of corporate expenses for these services. For the six months ended June 30, 2016 and 2015, the Company recorded $18.5 million and $15.9 million, respectively, as a component of corporate expenses for these services.

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

Pursuant to the Employee Matters Agreement, the Company’s employees participate in iHeartCommunications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan.  For the three months ended June 30, 2016 and 2015, the Company recorded $2.4 million and $2.7 million, respectively, as a component of selling, general and administrative expenses for these services.  For the six months ended June 30, 2016 and 2015, the Company recorded $4.7 million and $5.3 million, respectively, as a component of selling, general and administrative expenses for these services.

NOTE 6 – INCOME TAXES

Income Tax Benefit (Expense)

The Company’s income tax benefit (expense) for the three and six months ended June 30, 2016 and 2015, respectively, consisted of the following components:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Current tax benefit (expense)	$11,519	$(25,613)	$1,256	$3,223
Deferred tax benefit (expense)	10,193	(1,574)	(42,456)	(6,311)
Income tax benefit (expense)	$21,712	$(27,187)	$(41,200)	$(3,088)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The effective tax rates for the three and six months ended June 30, 2016 were 26.2% and 34.0%, respectively. The effective rate for the six months ended June 30, 2016 was primarily impacted by the reversal of the valuation allowance recorded in 2015 against net operating losses in U.S. federal and state jurisdictions due to taxable gains from the dispositions of nine outdoor markets during the period.  The effective rate for the three months ended June 30, 2016 was primarily impacted by the Company's inability to benefit from losses in certain foreign jurisdictions due to uncertainty regarding the ability to utilize those losses in future periods.

The effective tax rates for the three and six months ended June 30, 2015 were 74.5% and (15.0)%, respectively. The effective rates were primarily impacted by the valuation allowances recorded against certain deferred tax assets that consisted of net operating losses in U.S. federal, state and certain foreign jurisdictions.  The Company recorded a valuation allowance against these deferred tax assets as the reversing deferred tax liabilities and other sources of taxable income that may be available to realize the deferred tax assets were exceeded by deferred tax assets recognized on the additional net operating losses incurred in the period.

NOTE 7 – SHAREHOLDERS’ EQUITY (DEFICIT)

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The following table shows the changes in shareholders’ equity (deficit) attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total, ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances as of January 1, 2016	$(757,442)	$187,775	$(569,667)
Net income	71,001	8,833	79,834
Dividends declared	(540,034)	—	(540,034)
Dividends and other payments to noncontrolling interests	—	(6,712)	(6,712)
Share-based compensation	5,443	—	5,443
Foreign currency translation adjustments	38,592	(2,222)	36,370
Unrealized holding loss on marketable securities	(345)	—	(345)
Reclassification adjustment for realized cumulative translation adjustments on sale of businesses included in Other operating income (expense), net	32,161	663	32,824
Other adjustments to comprehensive loss	(3,745)	—	(3,745)
Other, net	(1,633)	1,224	(409)
Balances as of June 30, 2016	$(1,156,002)	$189,561	$(966,441)

Balances as of January 1, 2015	$(344,275)	$203,334	$(140,941)
Net income (loss)	(32,108)	8,441	(23,667)
Dividends and other payments to noncontrolling interests	—	(28,099)	(28,099)
Share-based compensation	3,729	—	3,729
Foreign currency translation adjustments	(75,826)	(2,761)	(78,587)
Unrealized holding gain on marketable securities	689	—	689
Other adjustments to comprehensive loss	(1,154)	—	(1,154)
Other, net	2,827	1,858	4,685
Balances as of June 30, 2015	$(446,118)	$182,773	$(263,345)

NOTE 8 — OTHER INFORMATION

Other Comprehensive Income (Loss)
The total (decrease) increase in deferred income tax liabilities of other adjustments to comprehensive loss for the three months ended June 30, 2016 and 2015 were $0.8 million and $0.0 million, respectively. The total (decrease) increase in deferred

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

income tax liabilities of other adjustments to comprehensive loss for the six months ended June 30, 2016 and 2015 were $0.8 million and ($0.6) million, respectively.

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

(In thousands)	Americas	International	Corporate and other reconciling items	Consolidated
Three Months Ended June 30, 2016
Revenue	$325,533	$386,613	$—	$712,146
Direct operating expenses	140,038	226,023	—	366,061
Selling, general and administrative expenses	57,831	77,736	—	135,567
Corporate expenses	—	—	29,652	29,652
Depreciation and amortization	47,525	38,177	1,272	86,974
Other operating expense, net	—	—	(59,384)	(59,384)
Operating income (loss)	$80,139	$44,677	$(90,308)	$34,508

Capital expenditures	$17,402	$31,771	$680	$49,853
Share-based compensation expense	$—	$—	$3,058	$3,058

Three Months Ended June 30, 2015
Revenue	$341,286	$381,533	$—	$722,819
Direct operating expenses	149,712	222,630	—	372,342
Selling, general and administrative expenses	57,346	75,176	—	132,522
Corporate expenses	—	—	30,154	30,154
Depreciation and amortization	51,113	40,956	1,336	93,405
Other operating income, net	—	—	659	659
Operating income (loss)	$83,115	$42,771	$(30,831)	$95,055

Capital expenditures	$15,664	$31,752	$802	$48,218
Share-based compensation expense	$—	$—	$1,804	$1,804

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Americas	International	Corporate and other reconciling items	Consolidated
Six Months Ended June 30, 2016
Revenue	$608,061	$694,806	$—	$1,302,867
Direct operating expenses	278,050	431,705	—	709,755
Selling, general and administrative expenses	113,160	149,208	—	262,368
Corporate expenses	—	—	57,891	57,891
Depreciation and amortization	93,641	76,057	2,671	172,369
Other operating income, net	—	—	225,390	225,390
Operating income	$123,210	$37,836	$164,828	$325,874

Capital expenditures	$28,694	$66,684	$1,677	$97,055
Share-based compensation expense	$—	$—	$5,443	$5,443

Six Months Ended June 30, 2015
Revenue	$637,149	$700,713	$—	$1,337,862
Direct operating expenses	295,946	439,367	—	735,313
Selling, general and administrative expenses	112,983	146,669	—	259,652
Corporate expenses	—	—	58,907	58,907
Depreciation and amortization	101,453	83,397	2,649	187,499
Other operating expense, net	—	—	(4,785)	(4,785)
Operating income (loss)	$126,767	$31,280	$(66,341)	$91,706

Capital expenditures	$32,359	$56,857	$817	$90,033
Share-based compensation expense	$—	$—	$3,729	$3,729

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

(In thousands)	June 30, 2016
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$275,192	$—	$17,961	$146,374	$—	$439,527
Accounts receivable, net of allowance	—	—	203,037	443,785	—	646,822
Intercompany receivables	—	464,890	2,478,105	3,421	(2,946,416)	—
Prepaid expenses	1,337	—	59,684	73,532	—	134,553
Assets held for sale	—	—	55,053	—	—	55,053
Other current assets	(441)	953	30,112	31,782	—	62,406
Total Current Assets	276,088	465,843	2,843,952	698,894	(2,946,416)	1,338,361
Structures, net	—	—	788,277	501,431	—	1,289,708
Other property, plant and equipment, net	—	—	119,025	114,412	—	233,437
Indefinite-lived intangibles	—	—	951,438	9,909	—	961,347
Other intangibles, net	—	—	265,076	56,515	—	321,591
Goodwill	—	—	505,590	238,431	—	744,021
Due from iHeartCommunications	689,631	—	—	—	—	689,631
Intercompany notes receivable	182,026	5,111,392	—	—	(5,293,418)	—
Other assets	212,986	253,583	1,126,348	64,630	(1,537,510)	120,037
Total Assets	$1,360,731	$5,830,818	$6,599,706	$1,684,222	$(9,777,344)	$5,698,133

Accounts payable	$—	$—	$6,514	$78,718	$—	$85,232
Intercompany payable	2,478,105	—	468,311	—	(2,946,416)	—
Accrued expenses	1,527	3,199	87,911	345,939	—	438,576
Deferred income	—	—	50,354	77,002	—	127,356
Current portion of long-term debt	—	—	84	4,508	—	4,592
Total Current Liabilities	2,479,632	3,199	613,174	506,167	(2,946,416)	655,756
Long-term debt	—	4,881,942	1,757	226,941	—	5,110,640
Intercompany notes payable	—	—	5,027,604	265,814	(5,293,418)	—
Deferred tax liability	772	1,367	643,426	6,318	—	651,883
Other long-term liabilities	1,989	—	131,741	112,565	—	246,295
Total shareholders' equity (deficit)	(1,121,662)	944,310	182,004	566,417	(1,537,510)	(966,441)
Total Liabilities and Shareholders' Equity (Deficit)	$1,360,731	$5,830,818	$6,599,706	$1,684,222	$(9,777,344)	$5,698,133

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	December 31, 2015
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$218,701	$—	$18,455	$175,587	$—	$412,743
Accounts receivable, net of allowance	—	—	210,252	487,331	—	697,583
Intercompany receivables	—	461,549	1,921,025	8,003	(2,390,577)	—
Prepaid expenses	1,423	3,433	62,039	60,835	—	127,730
Assets held for sale	—	—	295,075	—	—	295,075
Other current assets	—	—	1,823	32,743	—	34,566
Total Current Assets	220,124	464,982	2,508,669	764,499	(2,390,577)	1,567,697
Structures, net	—	—	868,586	523,294	—	1,391,880
Other property, plant and equipment, net	—	—	129,339	106,767	—	236,106
Indefinite-lived intangibles	—	—	962,074	9,253	—	971,327
Other intangibles, net	—	—	272,307	70,557	—	342,864
Goodwill	—	—	522,750	235,825	—	758,575
Due from iHeartCommunications	930,799	—	—	—	—	930,799
Intercompany notes receivable	182,026	5,107,392	—	—	(5,289,418)	—
Other assets	78,341	307,054	1,214,311	45,393	(1,537,559)	107,540
Total Assets	$1,411,290	$5,879,428	$6,478,036	$1,755,588	$(9,217,554)	$6,306,788

Accounts payable	$—	$—	$12,124	$88,086	$—	$100,210
Intercompany payable	1,915,287	—	475,290	—	(2,390,577)	—
Accrued expenses	953	(707)	108,480	398,939	—	507,665
Dividends payable	217,017	—	—	—	—	217,017
Deferred income	—	—	37,471	53,940	—	91,411
Current portion of long-term debt	—	—	65	4,245	—	4,310
Total Current Liabilities	2,133,257	(707)	633,430	545,210	(2,390,577)	920,613
Long-term debt	—	4,877,578	1,014	227,921	—	5,106,513
Intercompany notes payable	—	—	5,032,499	256,919	(5,289,418)	—
Deferred tax liability	772	1,367	599,541	7,230	—	608,910
Other long-term liabilities	1,587	—	133,227	105,605	—	240,419
Total shareholders' equity (deficit)	(724,326)	1,001,190	78,325	612,703	(1,537,559)	(569,667)
Total Liabilities and Shareholders' Equity (Deficit)	$1,411,290	$5,879,428	$6,478,036	$1,755,588	$(9,217,554)	$6,306,788

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Three Months Ended June 30, 2016
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$293,235	$418,911	$—	$712,146
Operating expenses:
Direct operating expenses	—	—	122,125	243,936	—	366,061
Selling, general and administrative expenses	—	—	50,674	84,893	—	135,567
Corporate expenses	3,083	—	16,629	9,940	—	29,652
Depreciation and amortization	—	—	44,688	42,286	—	86,974
Other operating expense, net	(88)	—	(2,048)	(57,248)	—	(59,384)
Operating income (loss)	(3,171)	—	57,071	(19,392)	—	34,508
Interest (income) expense, net	(320)	88,041	760	6,169	—	94,650
Interest income on Due from iHeartCommunications	11,291	—	—	—	—	11,291
Intercompany interest income	4,035	85,428	11,821	—	(101,284)	—
Intercompany interest expense	11,291	—	89,463	530	(101,284)	—
Equity in loss of nonconsolidated affiliates	(70,919)	(83,968)	(84,717)	(556)	239,928	(232)
Other income (expense), net	1,076	—	313	(35,260)	—	(33,871)
Loss before income taxes	(68,659)	(86,581)	(105,735)	(61,907)	239,928	(82,954)
Income tax benefit (expense)	(440)	952	34,768	(13,568)	—	21,712
Consolidated net loss	(69,099)	(85,629)	(70,967)	(75,475)	239,928	(61,242)
Less amount attributable to noncontrolling interest	—	—	(48)	7,905	—	7,857
Net loss attributable to the Company	$(69,099)	$(85,629)	$(70,919)	$(83,380)	$239,928	$(69,099)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	2,617	6,489	—	9,106
Unrealized holding loss on marketable securities	—	—	—	(309)	—	(309)
Reclassification adjustments	—	—	663	32,161	—	32,824
Other adjustments to comprehensive income	—	—	1	(3,746)	—	(3,745)
Equity in subsidiary comprehensive income	41,854	39,180	39,251	—	(120,285)	—
Comprehensive loss	(27,245)	(46,449)	(28,387)	(48,785)	119,643	(31,223)
Less amount attributable to noncontrolling interest	—	—	678	(4,656)	—	(3,978)
Comprehensive loss attributable to the Company	$(27,245)	$(46,449)	$(29,065)	$(44,129)	$119,643	$(27,245)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Three Months Ended June 30, 2015
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$301,915	$420,904	$—	$722,819
Operating expenses:
Direct operating expenses	—	—	126,404	245,938	—	372,342
Selling, general and administrative expenses	—	—	48,969	83,553	—	132,522
Corporate expenses	3,239	—	15,826	11,089	—	30,154
Depreciation and amortization	—	—	49,256	44,149	—	93,405
Other operating income (expense), net	(118)	—	(269)	1,046	—	659
Operating income (loss)	(3,357)	—	61,191	37,221	—	95,055
Interest expense, net	6	88,081	410	59	—	88,556
Interest income on Due from iHeartCommunications	15,049	—	—	—	—	15,049
Intercompany interest income	4,024	85,113	15,227	—	(104,364)	—
Intercompany interest expense	15,049	—	89,137	178	(104,364)	—
Equity in earnings (loss) of nonconsolidated affiliates	24,634	20,877	12,851	(755)	(57,958)	(351)
Other income, net	936	3,440	20,635	14,840	(24,575)	15,276
Income before income taxes	26,231	21,349	20,357	51,069	(82,533)	36,473
Income tax benefit (expense)	(246)	(9,577)	4,277	(21,641)	—	(27,187)
Consolidated net income	25,985	11,772	24,634	29,428	(82,533)	9,286
Less amount attributable to noncontrolling interest	—	—	—	7,876	—	7,876
Net income attributable to the Company	$25,985	$11,772	$24,634	$21,552	$(82,533)	$1,410
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(3,440)	134	6,206	—	2,900
Unrealized holding loss on marketable securities	—	—	—	(133)	—	(133)
Equity in subsidiary comprehensive income	7,827	10,981	7,693	—	(26,501)	—
Comprehensive income	33,812	19,313	32,461	27,625	(109,034)	4,177
Less amount attributable to noncontrolling interest	—	—	—	(5,060)	—	(5,060)
Comprehensive income attributable to the Company	$33,812	$19,313	$32,461	$32,685	$(109,034)	$9,237

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2016
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$546,314	$756,553	$—	$1,302,867
Operating expenses:
Direct operating expenses	—	—	242,585	467,170	—	709,755
Selling, general and administrative expenses	—	—	99,401	162,967	—	262,368
Corporate expenses	6,422	—	31,062	20,407	—	57,891
Depreciation and amortization	—	—	89,238	83,131	—	172,369
Other operating income (expense), net	(204)	—	287,849	(62,255)	—	225,390
Operating income (loss)	(6,626)	—	371,877	(39,377)	—	325,874
Interest (income) expense, net	(650)	176,119	1,196	11,858	—	188,523
Interest income on Due from iHeartCommunications	24,004	—	—	—	—	24,004
Intercompany interest income	8,068	170,879	25,024	—	(203,971)	—
Intercompany interest expense	24,004	—	178,947	1,020	(203,971)	—
Equity in earnings (loss) of nonconsolidated affiliates	67,982	(117,155)	(123,226)	(1,333)	173,085	(647)
Other income (expense), net	1,705	—	(1,009)	(40,370)	—	(39,674)
Income (loss) before income taxes	71,779	(122,395)	92,523	(93,958)	173,085	121,034
Income tax benefit (expense)	(778)	1,910	(24,541)	(17,791)	—	(41,200)
Consolidated net income (loss)	71,001	(120,485)	67,982	(111,749)	173,085	79,834
Less amount attributable to noncontrolling interest	—	—	—	8,833	—	8,833
Net income (loss) attributable to the Company	$71,001	$(120,485)	$67,982	$(120,582)	$173,085	$71,001
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(3,047)	39,417	—	36,370
Unrealized holding loss on marketable securities	—	—	—	(345)	—	(345)
Reclassification adjustments	—	—	663	32,161	—	32,824
Other adjustments to comprehensive income	—	—	1	(3,746)	—	(3,745)
Equity in subsidiary comprehensive income	66,663	63,605	69,724	—	(199,992)	—
Comprehensive income (loss)	137,664	(56,880)	135,323	(53,095)	(26,907)	136,105
Less amount attributable to noncontrolling interest	—	—	678	(2,237)	—	(1,559)
Comprehensive income (loss) attributable to the Company	$137,664	$(56,880)	$134,645	$(50,858)	$(26,907)	$137,664

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2015
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$558,626	$779,236	$—	$1,337,862
Operating expenses:
Direct operating expenses	—	—	250,014	485,299	—	735,313
Selling, general and administrative expenses	—	—	95,958	163,694	—	259,652
Corporate expenses	6,492	—	29,507	22,908	—	58,907
Depreciation and amortization	—	—	97,688	89,811	—	187,499
Other operating income (expense), net	(220)	—	(6,955)	2,390	—	(4,785)
Operating income (loss)	(6,712)	—	78,504	19,914	—	91,706
Interest expense, net	12	176,161	975	824	—	177,972
Interest income on Due from iHeartCommunications	30,302	—	—	—	—	30,302
Intercompany interest income	8,025	170,209	30,553	—	(208,787)	—
Intercompany interest expense	30,302	—	178,234	251	(208,787)	—
Equity in earnings (loss) of nonconsolidated affiliates	(10,032)	15,729	8,894	(788)	(13,632)	171
Other income, net	1,683	3,440	21,249	33,417	(24,575)	35,214
Income (loss) before income taxes	(7,048)	13,217	(40,009)	51,468	(38,207)	(20,579)
Income tax benefit (expense)	(485)	(8,583)	29,977	(23,997)	—	(3,088)
Consolidated net income (loss)	(7,533)	4,634	(10,032)	27,471	(38,207)	(23,667)
Less amount attributable to noncontrolling interest	—	—	—	8,441	—	8,441
Net income (loss) attributable to the Company	$(7,533)	$4,634	$(10,032)	$19,030	$(38,207)	$(32,108)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(3,440)	(7,026)	(68,121)	—	(78,587)
Unrealized holding gain on marketable securities	—	—	—	689	—	689
Other adjustments to comprehensive loss	—	—	—	(1,154)	—	(1,154)
Equity in subsidiary comprehensive loss	(76,291)	(39,361)	(69,265)	—	184,917	—
Comprehensive loss	(83,824)	(38,167)	(86,323)	(49,556)	146,710	(111,160)
Less amount attributable to noncontrolling interest	—	—	—	(2,761)	—	(2,761)
Comprehensive loss attributable to the Company	$(83,824)	$(38,167)	$(86,323)	$(46,795)	$146,710	$(108,399)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2016
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$71,001	$(120,485)	$67,982	$(111,749)	$173,085	$79,834
Reconciling items:
Depreciation and amortization	—	—	89,238	83,131	—	172,369
Deferred taxes	—	—	43,884	(1,428)	—	42,456
Provision for doubtful accounts	—	—	3,412	3,250	—	6,662
Amortization of deferred financing charges and note discounts, net	—	4,364	—	893	—	5,257
Share-based compensation	—	—	2,604	2,839	—	5,443
(Gain) loss on sale of operating and fixed assets, net	—	—	(287,849)	60,954	—	(226,895)
Equity in (earnings) loss of nonconsolidated affiliates	(67,982)	117,155	123,226	1,333	(173,085)	647
Other reconciling items, net	—	—	(183)	39,183	—	39,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	—	—	6,248	25,889	—	32,137
(Increase) decrease in prepaids and other current assets	86	—	(11,150)	(17,934)	—	(28,998)
Decrease in accrued expenses	(512)	(246)	(25,448)	(45,445)	—	(71,651)
Decrease in accounts payable	—	—	(5,619)	(8,188)	—	(13,807)
Increase (decrease) in accrued interest	—	6,632	(3,774)	50	—	2,908
Increase in deferred income	—	—	12,661	23,397	—	36,058
Changes in other operating assets and liabilities	—	—	7,226	119	—	7,345
Net cash provided by operating activities	$2,593	$7,420	$22,458	$56,294	$—	$88,765
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(26,689)	(70,366)	—	(97,055)
Proceeds from disposal of assets	—	—	347,763	235,889	—	583,652
Purchases of other operating assets	—	—	(1,436)	(234)	—	(1,670)
Increase in intercompany notes receivable, net	—	(4,000)	—	—	4,000	—
Dividends from subsidiaries	—	—	234,962	—	(234,962)	—
Change in other, net	—	(79)	(1)	(30,246)	79	(30,247)
Net cash provided by (used for) investing activities	$—	$(4,079)	$554,599	$135,043	$(230,883)	$454,680
Cash flows from financing activities:
Payments on credit facilities	—	—	—	(1,157)	—	(1,157)
Payments on long-term debt	—	—	(38)	(1,078)	—	(1,116)
Net transfers to iHeartCommunications	241,169	—	—	—	—	241,169
Dividends and other payments to noncontrolling interests	—	—	—	(1,247)	—	(1,247)
Dividends paid	(754,643)	—	—	(234,554)	234,962	(754,235)
Increase (decrease) in intercompany notes payable, net	—	—	(3,588)	7,588	(4,000)	—
Intercompany funding	568,260	(3,341)	(574,725)	9,806	—	—
Change in other, net	(888)	—	800	(120)	(79)	(287)
Net cash provided by (used for) financing activities	53,898	(3,341)	(577,551)	(220,762)	230,883	(516,873)
Effect of exchange rate changes on cash	—	—	—	212	—	212
Net increase (decrease) in cash and cash equivalents	56,491	—	(494)	(29,213)	—	26,784
Cash and cash equivalents at beginning of year	218,701	—	18,455	175,587	—	412,743
Cash and cash equivalents at end of year	$275,192	$—	$17,961	$146,374	$—	$439,527

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2015
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(7,533)	$4,634	$(10,032)	$27,471	$(38,207)	$(23,667)
Reconciling items:
Depreciation and amortization	—	—	97,688	89,811	—	187,499
Deferred taxes	—	1,282	10,390	(5,361)	—	6,311
Provision for doubtful accounts	—	—	1,845	3,299	—	5,144
Amortization of deferred financing charges and note discounts, net	—	304	4,040	—	—	4,344
Share-based compensation	—	—	2,568	1,161	—	3,729
Gain on sale of operating and fixed assets, net	—	—	(212)	(2,390)	—	(2,602)
Equity in (earnings) loss of nonconsolidated affiliates	10,032	(15,729)	(8,894)	788	13,632	(171)
Other reconciling items, net	—	(3,440)	3	(32,169)	—	(35,606)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	—	—	(12,604)	(28,317)	—	(40,921)
(Increase) decrease in prepaids and other current assets	(41)	3,425	(17,487)	(16,927)		(31,030)
Increase (decrease) in accrued expenses	17	7,025	(45,704)	(20,186)	—	(58,848)
Decrease in accounts payable	—	—	(10,346)	(2,658)	10,465	(2,539)
Increase (decrease in accrued interest	—	—	286	(924)	—	(638)
Increase in deferred income	—	—	16,513	24,227	—	40,740
Changes in other operating assets and liabilities	—	—	(2,997)	5,711	—	2,714
Net cash provided by (used for) operating activities	$2,475	$(2,499)	$25,057	$43,536	$(14,110)	$54,459
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(25,968)	(64,065)	—	(90,033)
Proceeds from disposal of assets	—	—	993	1,136	—	2,129
Purchases of other operating assets	—	—	(401)	(452)	—	(853)
Increase in intercompany notes receivable, net	—	(7,327)	(2,502)	—	9,829	—
Change in other, net	—	—	(911)	(1,032)	907	(1,036)
Net cash used for investing activities	$—	$(7,327)	$(28,789)	$(64,413)	$10,736	$(89,793)
Cash flows from financing activities:
Payments on credit facilities	—	—	—	(2,638)	—	(2,638)
Payments on long-term debt	—	—	(27)	—	—	(27)
Net transfers to iHeartCommunications	10,875	—	—	—	—	10,875
Dividends and other payments to noncontrolling interests	—	—	—	(28,099)	—	(28,099)
Dividends paid	—	—	—	(24,575)	24,575	—
Increase in intercompany notes payable, net	—	—	—	9,829	(9,829)	—
Intercompany funding	(16,176)	9,826	3,760	2,590	—	—
Change in other, net	2,826	—	(1)	907	(907)	2,825
Net cash provided by (used for) financing activities	(2,475)	9,826	3,732	(41,986)	13,839	(17,064)
Effect of exchange rate changes on cash	—	—	—	(3,923)	—	(3,923)
Net decrease in cash and cash equivalents	—	—	—	(66,786)	10,465	(56,321)
Cash and cash equivalents at beginning of year	905	—	—	205,259	(19,960)	186,204
Cash and cash equivalents at end of year	$905	$—	$—	$138,473	$(9,495)	$129,883

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Format of Presentation
Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes contained in Item 1 of this Quarterly Report on Form 10-Q.  Our discussion is presented on both a consolidated and segment basis.  All references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.  Our reportable segments are Americas outdoor advertising (“Americas”) and International outdoor advertising (“International”).  Our Americas and International segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types. Certain prior period amounts have been reclassified to conform to the 2016 presentation.

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

Executive Summary
The key developments that impacted our business during the three months ended June 30, 2016 are summarized below:

•
Consolidated revenue decreased $10.7 million during the three months ended June 30, 2016 compared to the same period of 2015. Excluding a $6.2 million impact from movements in foreign exchange rates, consolidated revenue decreased $4.5 million during the three months ended June 30, 2016 compared to the same period of 2015.

•	In the first quarter, we sold nine non-strategic U.S. outdoor markets which generated revenue of $27.1 million in the three months ended June 30, 2015.

•
We sold our outdoor business in Turkey in June 2016. As a result, we recognized a net loss of $56.6 million, which includes $32.2 million in cumulative translation adjustments that were recognized upon sale of subsidiaries in Turkey.

Revenues and expenses “excluding the impact of foreign exchange movements” in this Management’s Discussion & Analysis of Financial Condition and Results of Operations are presented because management believes that viewing certain financial results without the impact of fluctuations in foreign currency rates facilitates period to period comparisons of business performance and provides useful information to investors.  Revenues and expenses “excluding the impact of foreign exchange movements” are calculated by converting the current period’s revenues and expenses in local currency to U.S. dollars using average foreign exchange rates for the prior period.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of our historical results of operations for the three and six months ended June 30, 2016 to the three and six months ended June 30, 2015 is as follows:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2016	2015	Change	2016	2015	Change
Revenue	$712,146	$722,819	(1.5)%	$1,302,867	$1,337,862	(2.6)%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	366,061	372,342	(1.7)%	709,755	735,313	(3.5)%
Selling, general and administrative expenses (excludes depreciation and amortization)	135,567	132,522	2.3%	262,368	259,652	1.0%
Corporate expenses (excludes depreciation and amortization)	29,652	30,154	(1.7)%	57,891	58,907	(1.7)%
Depreciation and amortization	86,974	93,405	(6.9)%	172,369	187,499	(8.1)%
Other operating income (expense), net	(59,384)	659		225,390	(4,785)
Operating income	34,508	95,055		325,874	91,706
Interest expense	94,650	88,556		188,523	177,972
Interest income on Due from iHeartCommunications	11,291	15,049		24,004	30,302
Equity in earnings (loss) of nonconsolidated affiliates	(232)	(351)		(647)	171
Other income (expense), net	(33,871)	15,276		(39,674)	35,214
Income (Loss) before income taxes	(82,954)	36,473		121,034	(20,579)
Income tax benefit (expense)	21,712	(27,187)		(41,200)	(3,088)
Consolidated net income (loss)	(61,242)	9,286		79,834	(23,667)
Less amount attributable to noncontrolling interest	7,857	7,876		8,833	8,441
Net income (loss) attributable to the Company	$(69,099)	$1,410		$71,001	$(32,108)

Consolidated Revenue
Consolidated revenue decreased $10.7 million during the three months ended June 30, 2016 compared to the same period of 2015. Excluding a $6.2 million impact from movements in foreign exchange rates, consolidated revenue decreased $4.5 million during the three months ended June 30, 2016 compared to the same period of 2015. Revenue growth by our International business was more than offset by lower revenue from our Americas business as a result of the first quarter 2016 sale of nine non-strategic U.S. markets which generated $27.1 million in revenue in the second quarter of 2015.

Consolidated revenue decreased $35.0 million during six months ended June 30, 2016 compared to the same period of 2015. Excluding a $21.3 million impact from movements in foreign exchange rates, consolidated revenue decreased $13.7 million during the six months ended June 30, 2016 compared to the same period of 2015. Revenue growth by our International business was more than offset by lower revenue from our Americas business as a result of the first quarter 2016 sale of nine non-strategic U.S. markets which generated $49.4 million in revenue in the six months ended June 30, 2015 compared to $2.5 million in the six months ended June 30, 2016.

Consolidated Direct Operating Expenses
Consolidated direct operating expenses decreased $6.3 million during the three months ended June 30, 2016 compared to the same period of 2015. Excluding a $3.6 million impact from movements in foreign exchange rates, consolidated direct operating expenses decreased $2.7 million during the three months ended June 30, 2016 compared to the same period of 2015. Higher direct operating expenses in our International business, associated primarily with increases in related revenues, were more than offset by lower direct operating expenses in our Americas business due to the decrease resulting from the sale of nine non-strategic U.S. markets in the first quarter of 2016.

Consolidated direct operating expenses decreased $25.5 million during the six months ended June 30, 2016 compared to the same period of 2015. Excluding a $14.0 million impact from movements in foreign exchange rates, consolidated direct operating expenses decreased $11.5 million during the six months ended June 30, 2016 compared to the same period of 2015. Higher direct operating expenses in our International business, associated primarily with increases in related revenues, were more than offset by lower direct operating expenses in our Americas business primarily due to the decrease resulting from the sale of nine non-strategic U.S. markets in the first quarter of 2016.

Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $3.0 million during the three months ended June 30, 2016 compared to the same period of 2015. Excluding a $1.4 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $4.4 million during the three months ended June 30, 2016 compared to the same period of 2015. Higher SG&A expenses in both of our businesses were partially offset by a decrease in SG&A expenses resulting from the sale of nine non-strategic U.S. markets in the first quarter of 2016.

Consolidated SG&A expenses increased $2.7 million during the six months ended June 30, 2016 compared to the same period of 2015. Excluding a $5.2 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $7.9 million during the six months ended June 30, 2016 compared to the same period of 2015. Higher SG&A expenses in both of our businesses were partially offset by a decrease in SG&A expenses resulting from the sale of nine non-strategic U.S. markets in the first quarter of 2016.

Corporate Expenses
Corporate expenses decreased $0.5 million during the three months ended June 30, 2016 compared to the same period of 2015. Excluding the $0.5 million impact from movements in foreign exchange rates, corporate expenses were flat during the three months ended June 30, 2016 compared to the same period of 2015.

Corporate expenses decreased $1.0 million during the six months ended June 30, 2016 compared to the same period of 2015. Excluding the $0.9 million impact from movements in foreign exchange rates, corporate expenses decreased $0.1 million during the six months ended June 30, 2016 compared to the same period of 2015.

Strategic Revenue and Efficiency Initiatives
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

Strategic revenue and efficiency costs were $1.3 million during the three months ended June 30, 2016. Of these costs, $0.6 million was incurred by our Americas segment, $0.6 million was incurred by our International segment, and $0.1 million was incurred by Corporate. Of these expenses, $0.2 million are reported within direct operating expenses, $1.0 million are reported within SG&A and $0.1 million are reported within corporate expense.

Strategic revenue and efficiency costs were $4.4 million during the three months ended June 30, 2015. Of these costs, $0.5 million was incurred by our Americas segment, $1.2 million was incurred by our International segment and $2.7 million was incurred by Corporate. Of these expenses, $0.9 million are reported within direct operating expenses, $0.8 million are reported within SG&A and $2.7 million are reported within corporate expense.

Strategic revenue and efficiency costs were $3.7 million during the six months ended June 30, 2016. Of these costs, $1.7 million was incurred by our Americas segment, $1.5 million was incurred by our International segment and $0.5 million was incurred by Corporate. Of these expenses, $0.9 million are reported within direct operating expenses, $2.3 million are reported within SG&A and $0.5 million are reported within corporate expense.

Strategic revenue and efficiency costs were $8.0 million during the six months ended June 30, 2015. Of these costs, $1.0 million was incurred by our Americas segment, $1.9 million was incurred by our International segment, and $5.1 million was incurred by Corporate. Of these expenses, $1.3 million are reported within direct operating expenses, $1.6 million are reported within SG&A and $5.1 million are reported within corporate expense.

Depreciation and Amortization
Depreciation and amortization decreased $6.4 million and $15.1 million during the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015 primarily due to assets becoming fully depreciated or fully amortized and the sales of the non-strategic U.S. outdoor markets in the first quarter of 2016. Depreciation and amortization decreased $0.8 million and $2.5 million during the three and six months ended June 30, 2016, respectively, as a result of movements in foreign exchange rates.

Other operating income (expense), net
Other operating expense, net was $59.4 million for the three months ended June 30, 2016 primarily due to net losses on the sale of operating assets including the sale of our Turkey outdoor market. We recognized a net loss of $56.6 million which includes cumulative translation adjustments of $32.2 million. Other operating income, net was $225.4 million for the six months ended June 30, 2016 primarily due to the gain on the sale of nine non-strategic outdoor markets in the first quarter of 2016, partially offset by the loss on the sale of Turkey in the second quarter of 2016. In the first quarter of 2016, Americas outdoor sold nine non-strategic U.S. outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas for net proceeds of $594.0 million in cash and certain advertising assets in Florida. We recognized a net gain on these sales of $280.0 million.

Other operating income, net was $0.7 million for the three months ended June 30, 2015. Other operating expense, net of $4.8 million for the six months ended June 30, 2015 primarily related to acquisition/disposition transaction costs.

Interest Expense
Interest expense increased $6.1 million and $10.6 million during the three and six months ended June 30, 2016, respectively, compared to the same periods of 2015, primarily due to the issuance by Clear Channel International B.V. of its 8.75% Senior Notes due 2020 during the fourth quarter of 2015.

Interest Income on Due from iHeartCommunications
Interest income decreased $3.8 million and $6.3 million during the three and six months ended June 30, 2016, respectively, compared to the same periods of 2015 due to a lower average outstanding balance as a result of the $300.0 million demand and repayment under the Due from iHeartCommunications note in February 2016.

Other income (expense), net
Other expense, net of $33.9 million and $39.7 million for the three and six months ended June 30, 2016, respectively, related primarily to net foreign exchange losses recognized in connection with intercompany notes denominated in foreign currencies, particularly euro denominated notes payable by one of our UK subsidiaries.

Other income, net of $15.3 million and $35.2 million for the three and six months ended June 30, 2015, respectively, primarily related to foreign exchange gains on short-term intercompany accounts.

Income tax expense
Our operations are included in a consolidated income tax return filed by iHeartMedia.  However, for our financial statements, our provision for income taxes was computed as if we file separate consolidated federal income tax returns with our subsidiaries.

The effective tax rates for the three and six months ended June 30, 2016 were 26.2% and 34.0%, respectively. The effective rate for the three months ended June 30, 2016 was primarily impacted by the Company's inability to benefit from losses in certain foreign jurisdictions due to uncertainty regarding the ability to utilize those losses in future periods. The effective rate for the six months ended June 30, 2016 was primarily impacted by the reversal of the valuation allowance recorded in 2015 against net operating losses in U.S. federal and state jurisdictions due to taxable gains from the dispositions of nine outdoor markets during the period.

The effective tax rates for the three and six months ended June 30, 2015 were 74.5% and (15.0)%, respectively, and were primarily impacted by the valuation allowance recorded against certain deferred tax assets from net operating losses in U.S. federal, state and certain foreign jurisdictions due to uncertainty regarding the ability to realize those assets in future periods.

Americas Outdoor Advertising Results of Operations

Our Americas outdoor operating results were as follows:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2016	2015	Change	2016	2015	Change
Revenue	$325,533	$341,286	(4.6)%	$608,061	$637,149	(4.6)%
Direct operating expenses	140,038	149,712	(6.5)%	278,050	295,946	(6.0)%
SG&A expenses	57,831	57,346	0.8%	113,160	112,983	0.2%
Depreciation and amortization	47,525	51,113	(7.0)%	93,641	101,453	(7.7)%
Operating income	$80,139	$83,115	(3.6)%	$123,210	$126,767	(2.8)%

Three Months

Americas revenue decreased $15.8 million during the three months ended June 30, 2016 compared to the same period of 2015. Excluding the $3.0 million impact from movements in foreign exchange rates, Americas revenue decreased $12.8 million during the three months ended June 30, 2016 compared to the same period of 2015. In the first quarter of 2016, we sold nine non-strategic U.S. markets which generated revenues of $27.1 million in the second quarter of 2015. The decrease in revenue resulting from these sales was partially offset by increased revenues from digital billboards as a result of new deployments and higher occupancy on existing digital billboards, as well as new airport contracts and higher revenues from print bulletins.

Americas direct operating expenses decreased $9.7 million during the three months ended June 30, 2016 compared to the same period of 2015. Excluding the $1.5 million impact from movements in foreign exchange rates, Americas direct operating expenses decreased $8.2 million during the three months ended June 30, 2016 compared to the same periods of 2015. The sale of non-strategic U.S. markets resulted in a $9.2 million decrease in direct operating expenses. This decrease was partially offset by higher variable site lease expenses related to new airport contracts and an increase in revenues from the remaining markets. Americas SG&A expenses increased $0.5 million during the three months ended June 30, 2016 compared to the same periods of 2015. Excluding the $0.8 million impact from movements in foreign exchange rates, Americas SG&A expenses increased $1.3 million during the three months ended June 30, 2016 compared to the same periods of 2015. Higher variable compensation expense related to higher revenue and higher property taxes were partially offset by a $5.3 million decrease in SG&A expenses resulting from the sale of the nine non-strategic markets in the first quarter of 2016.

Six Months

Americas revenue decreased $29.1 million during the six months ended June 30, 2016 compared to the same period of 2015. Excluding the $8.0 million impact from movements in foreign exchange rates, Americas revenue decreased $21.1 million during the six months ended June 30, 2016 compared to the same period of 2015. The decrease in revenue is primarily due to the $46.9 million impact of the sale of nine non-strategic U.S. markets in the first quarter of 2016. The decrease in revenue resulting from these sales was partially offset by increased revenues from digital billboards as a result of new deployments and higher occupancy on existing digital billboards, as well as higher revenues from print bulletins and new airport contracts.

Americas direct operating expenses decreased $17.9 million during the six months ended June 30, 2016 compared to the same period of 2015. Excluding the $4.2 million impact from movements in foreign exchange rates, Americas direct operating expenses decreased $13.7 million during the six months ended June 30, 2016 compared to the same period of 2015. The decrease in direct operating expenses was primarily driven by a $16.9 million decrease in direct operating expenses resulting from the sale of the nine non-strategic markets in the first quarter of 2016, partially offset by higher variable site lease expenses related to the increase in revenues from remaining markets. Americas SG&A expenses increased $0.2 million during the six months ended June 30, 2016 compared to the same period of 2015. Excluding the $2.1 million impact from movements in foreign exchange rates, Americas SG&A expenses increased $2.3 million during the six months ended June 30, 2016 compared to the same period of 2015. This increase was primarily due to higher variable compensation expense related to higher revenues, higher property taxes expense and higher research and development costs, partially offset by a $9.8 million decrease in SG&A expenses resulting from the sale of the nine non-strategic U.S. markets in the first quarter of 2016.

International Outdoor Advertising Results of Operations

Our International operating results were as follows:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2016	2015	Change	2016	2015	Change
Revenue	$386,613	$381,533	1.3%	$694,806	$700,713	(0.8)%
Direct operating expenses	226,023	222,630	1.5%	431,705	439,367	(1.7)%
SG&A expenses	77,736	75,176	3.4%	149,208	146,669	1.7%
Depreciation and amortization	38,177	40,956	(6.8)%	76,057	83,397	(8.8)%
Operating income	$44,677	$42,771	4.5%	$37,836	$31,280	21.0%

Three Months

International revenue increased $5.1 million during the three months ended June 30, 2016 compared to the same period of 2015. Excluding the $3.2 million impact from movements in foreign exchange rates, International revenue increased $8.3 million during the three months ended June 30, 2016 compared to the same period of 2015. The increase in revenue was primarily driven by revenue growth from new digital assets in Australia and new contracts and higher occupancy across several countries including France and China, partially offset by lower revenue in the United Kingdom, as a result of the London bus shelter contract not being renewed.

International direct operating expenses increased $3.4 million during the three months ended June 30, 2016 compared to the same period of 2015. Excluding the $2.1 million impact from movements in foreign exchange rates, International direct operating expenses increased $5.5 million during the three months ended June 30, 2016 compared to the same period of 2015. The increase in direct operating expenses was primarily as a result of higher site lease and production expenses in countries experiencing revenue growth, partially offset by lower site lease expense due to lower revenue in the United Kingdom as a result of the London bus shelter contract not being renewed. International SG&A expenses increased $2.5 million during the three months ended June 30, 2016 compared to the same period of 2015. Excluding the $0.6 million impact from movements in foreign exchange rates, International SG&A expenses increased $3.1 million during the three months ended June 30, 2016 compared to the same period of 2015. The increase in SG&A expenses was primarily due to higher office expenses in China and the United Kingdom.

Six Months

International revenue decreased $5.9 million during the six months ended June 30, 2016 compared to the same period of 2015. Excluding the $13.3 million impact from movements in foreign exchange rates, International revenue increased $7.4 million during the six months ended June 30, 2016 compared to the same period of 2015. The decrease in revenue due to movements in foreign exchange rates was partially offset primarily by revenue growth from new digital assets in Australia and new contracts and higher occupancy across several countries including France and China, partially offset by lower revenue in the United Kingdom as a result of the London bus shelter contract not being renewed, and decreases in Switzerland.

International direct operating expenses decreased $7.6 million during the six months ended June 30, 2016 compared to the same period of 2015. Excluding the $9.8 million impact from movements in foreign exchange rates, International direct operating expenses increased $2.2 million during the six months ended June 30, 2016 compared to the same period of 2015. The increase was primarily a result of higher site lease and production expenses in countries experiencing revenue growth, partially offset by lower rent expense due to lower revenue in the United Kingdom as a result of the London bus shelter contract not being renewed. International SG&A expenses increased $2.5 million during the six months ended June 30, 2016 compared to the same period of 2015. Excluding the $3.1 million impact from movements in foreign exchange rates, International SG&A expenses increased $5.6 million during the six months ended June 30, 2016 compared to the same period of 2015. The increase in SG&A expenses was primarily due to higher sales force and office renovation costs in China, Australia and the United Kingdom.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Americas Outdoor Advertising	$80,139	$83,115	$123,210	126,767
International Outdoor Advertising	44,677	42,771	37,836	31,280
Corporate and other (1)	(30,924)	(31,490)	(60,562)	(61,556)
Other operating income (loss), net	(59,384)	659	225,390	(4,785)
Consolidated operating income	$34,508	$95,055	$325,874	$91,706

(1)	Corporate and other includes expenses related to Americas and International as well as overall executive, administrative and support functions.

Share-Based Compensation Expense
Certain employees receive equity awards from our equity incentive plans.  As of June 30, 2016, there was $19.8 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately 4.2 years.  In addition, as of June 30, 2016, there was $0.7 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

Share-based compensation expenses are recorded in corporate expenses and were $3.1 million and $1.8 million for the three months ended June 30, 2016 and 2015, respectively, and $5.4 million and $3.7 million for the six months ended June 30, 2016 and 2015, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following discussion highlights cash flow activities during the six months ended June 30, 2016 and 2015:

(In thousands)	Six Months Ended June 30,
	2016	2015
Cash provided by (used for):
Operating activities	$88,765	$54,459
Investing activities	$454,680	$(89,793)
Financing activities	$(516,873)	$(17,064)

Operating Activities
Cash provided by operating activities was $88.8 million during the six months ended June 30, 2016 compared to $54.5 million of cash provided during the six months ended June 30, 2015.  The increase in cash provided by operating activities is primarily attributed to changes in working capital balances, particularly accounts receivable, which was driven primarily by improved collections.
Investing Activities
Cash provided by investing activities of $454.7 million during the six months ended June 30, 2016 primarily reflected net cash proceeds from the sale of nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas for net proceeds, which included cash and certain advertising assets in Florida, totaling $594.0 million. Those sale proceeds were partially offset by our capital expenditures of $97.1 million.  We spent $28.7 million in our Americas segment primarily related to the construction of new advertising structures such as digital displays, $66.7 million in our International segment primarily related to new advertising structures such as billboards and street furniture and renewals of existing contracts and $1.7 million in Corporate primarily related to equipment and software purchases.

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

Financing Activities
Cash used for financing activities of $516.9 million during the six months ended June 30, 2016 primarily reflected two cash dividends paid in the aggregate amount of $754.2 million, partially offset by net transfers of $241.2 million in cash from iHeartCommunications, which represents the activity in the “Due from/to iHeartCommunications” account.

Cash used for financing activities of $17.1 million during the six months ended June 30, 2015 primarily reflected the net payments to noncontrolling interests of $28.1 million partially offset by net transfers of $10.9 million in cash from iHeartCommunications, which represents the activity in the “Due from/to iHeartCommunications” account.

Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, cash flow from operations, the revolving promissory note with iHeartCommunications and our senior revolving credit facility, and, to the extent we use cash to support iHeartCommunications’ liquidity needs in the future, cash from liquidity-generating transactions.  As of June 30, 2016, we had $439.5 million of cash on our balance sheet, including $146.3 million of cash held outside the U.S. by our subsidiaries, a portion of which is held by non-wholly owned subsidiaries or is otherwise subject to certain restrictions and not readily accessible to us.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant deficits, as calculated for tax law purposes, in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.

Our primary uses of liquidity are for our working capital, capital expenditure, debt service, special dividend and other funding requirements.  Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations, borrowing capacity under or repayment of amounts outstanding under the revolving promissory notes with iHeartCommunications and borrowing capacity under our senior revolving credit facility will enable us to meet our working capital, capital expenditure, debt service, special dividend and other funding requirements, including the debt service on the CCWH Senior Notes, the CCWH Subordinated Notes and the CCIBV Senior Notes, for at least the next 12 months.  We believe our long-term plans, which include promoting outdoor media spending, capitalizing on our diverse geographic and product opportunities and the continued deployment of digital displays, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements long term.  However, our anticipated results are subject to significant uncertainty. Our ability to fund our working capital, capital expenditures, debt service, special dividend and other obligations depends on our future operating performance and cash from operations.  If our future operating performance does not meet our expectations or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing.  We may not be able to secure any such additional financing on terms favorable to us or at all.

In the first quarter of 2016, we paid $757.8 million in special cash dividends to our stockholders.  As described under “Uses of Capital-Special Dividends” below, in the first quarter of 2016, we paid a $217.8 million dividend from the proceeds of the issuance of 8.75% Senior Notes due 2020 by Clear Channel International B.V. (“CCIBV”), one of our indirect subsidiaries, and a $540.0 million dividend with the proceeds of a $300 million repayment under the Due from iHeartCommunications note and the sale of our outdoor business in nine non-strategic outdoor markets. The payment of these special dividends reduced the amount of cash available to us for future working capital, capital expenditure, debt service and other funding requirements.   Similarly, the repayment of the $300.0 million under the Due from iHeartCommunications note reduced the amount of the Due from iHeartCommunications note asset that is available to us as a source of liquidity.  In addition, the interest payments that we receive under the Due from iHeartCommunications note are expected to be lower in 2016 than in 2015 as a result of the lower outstanding indebtedness on the note. Future special cash dividends will be dependent upon, among other things, our having sufficient available cash.

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

As our controlling stockholder, iHeartCommunications may cause us to engage in transactions for the purpose of supporting its liquidity needs, such as financings or asset sales, which may negatively affect our business operations or our capital structure.  In its Quarterly Report on Form 10-Q filed with the SEC on August 4, 2016, iHeartCommunications stated that its ability to fund its ongoing capital needs depends on its future operating performance, cash flows from operations and its ability to continue to refinance its debt obligations and generate cash from additional liquidity-generating transactions, and that it is currently exploring, and expects to continue to explore, a variety of other transactions to provide it with additional liquidity.  These liquidity-generating transactions may involve us or our assets.  If these transactions involve us or our assets, they could have the effect of increasing our annual cash interest payment obligations, reducing our cash flow from operations or reducing cash available for capital expenditures and other business initiatives. As of June 30, 2016, iHeartCommunications had $951.9 million recorded as “Cash and cash equivalents” on its consolidated balance sheets, of which $439.5 million was held by us and our subsidiaries, and we had $689.6 million due to us from iHeartCommunications under the Due from iHeartCommunications note.  Further deterioration in the financial condition of iHeartCommunications could result in its inability to repay amounts due to us under the Due from iHeartCommunications note when demanded or at maturity, and could also have the effect of increasing our borrowing costs or impairing our access to capital markets.

In its Quarterly Report on Form 10-Q filed with the SEC on August 4, 2016, iHeartCommunications stated that it was in compliance with the covenants contained in its material financing agreements as of June 30, 2016.  iHeartCommunications similarly stated in its Quarterly Report that its future results are also subject to significant uncertainty and there can be no assurance it will be able to maintain compliance with these covenants. Moreover, iHeartCommunications stated in its Quarterly Report that its ability to comply with the covenants in its material financing agreements may be affected by events beyond its control, including prevailing economic, financial and industry conditions.  As discussed therein, the breach of any covenants set forth in iHeartCommunications’ financing agreements would result in a default thereunder, and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. In addition, iHeartCommunications stated in its Quarterly Report that if iHeartCommunications is unable to repay its obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility.  Finally, iHeartCommunications stated in its Quarterly Report that a default or acceleration under any of its material financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.  If iHeartCommunications were to become insolvent, we would be an unsecured creditor of iHeartCommunications.  In that event, we would be treated the same as other unsecured creditors of iHeartCommunications and, if we were not entitled to the cash previously transferred to iHeartCommunications, or could not obtain such cash on a timely basis, we could experience a liquidity shortfall.

We frequently evaluate strategic opportunities both within and outside our existing lines of business.  We expect from time to time to pursue additional acquisitions and may decide to dispose of certain businesses.  These acquisitions or dispositions could be material.

 Sources of Capital

As of June 30, 2016 and December 31, 2015, we had the following debt outstanding, cash and cash equivalents and amounts due from iHeartCommunications:

(In millions)	June 30, 2016	December 31, 2015
Clear Channel Worldwide Holdings Senior Notes due 2022	$2,725.0	$2,725.0
Clear Channel Worldwide Holdings Senior Subordinated Notes due 2020	2,200.0	2,200.0
Senior Revolving Credit Facility due 2018(1)	—	—
Clear Channel International B.V. Senior Notes due 2020	225.0	225.0
Other debt	18.4	19.0
Original issue discount	(7.3)	(7.8)
Long-term debt fees	(45.9)	(50.4)
Total debt	5,115.2	5,110.8
Less: Cash and cash equivalents	439.5	412.7
Less: Due from iHeartCommunications	689.6	930.8
	$3,986.1	$3,767.3

(1) The senior revolving credit facility provides for borrowings up to $75.0 million (the revolving credit commitment). As of June 30, 2016, we had $52.5 million of letters of credit outstanding, and $22.5 million of availability, under the senior revolving credit facility.

We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities.  Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Promissory Notes with iHeartCommunications
We maintain accounts that represent net amounts due to or from iHeartCommunications, which are recorded as “Due from/to iHeartCommunications” on our consolidated balance sheets.  The accounts represent our revolving promissory note issued by us to iHeartCommunications and the Due from iHeartCommunications note, in each case in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances.  The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand or when they mature on December 15, 2017.  Included in the accounts are the net activities resulting from day-to-day cash management services provided by iHeartCommunications.  Such day-to-day cash management services relate only to our cash activities and balances in the U.S. and exclude any cash activities and balances of our non-U.S. subsidiaries.  As of June 30, 2016 and December 31, 2015, the asset recorded in “Due from iHeartCommunications” on our consolidated balance sheet was $689.6 million and $930.8 million, respectively.  As of June 30, 2016, we had no borrowings under the cash management note to iHeartCommunications.

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

The net interest income for the three months ended June 30, 2016 and 2015 was $11.3 million and $15.0 million, respectively. The net interest income for the six months ended June 30, 2016 and 2015 was $24.0 million and $30.3 million, respectively. At June 30, 2016 and December 31, 2015, the fixed interest rate on the “Due from iHeartCommunications” account was 6.5%, which is equal to the fixed interest rate on the CCWH senior notes. If the outstanding balance on the Due from iHeartCommunications note exceeds $1.0 billion and under certain other circumstances tied to iHeartCommunications’ liquidity, the rate will be variable but will in no event be less than 6.5% nor greater than 20%.

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

 Clear Channel Worldwide Holdings Senior Notes
As of June 30, 2016, CCWH senior notes represented $2.7 billion aggregate principal amount of indebtedness outstanding, which consisted of $735.75 million aggregate principal amount of 6.5% Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and $1,989.25 million aggregate principal amount of 6.5% Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes” and, together with the Series A CCWH Senior Notes, the “CCWH Senior Notes”). The CCWH Senior Notes are guaranteed by us, Clear Channel Outdoor, Inc. (“CCOI”) and certain of our direct and indirect subsidiaries.

The Series A CCWH Senior Notes indenture and Series B CCWH Senior Notes indenture restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test. Under this test, in order to incur additional indebtedness, our debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively, and in order to incur additional indebtedness that is subordinated to the CCWH Senior Notes, our debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1. The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B CCWH Senior Notes indenture also restricts our ability to pay dividends, but permits us to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if our debt to adjusted EBITDA ratios (as defined by the indenture) are lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively. The Series B CCWH Senior Notes indenture also contains certain other exceptions that allow us to pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by us of amounts outstanding under the Due from iHeartCommunications note. The Series A CCWH Senior Notes indenture does not limit our ability to pay dividends.

Our consolidated leverage ratio, defined as total debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 7.6:1 as of June 30, 2016, and senior leverage ratio, defined as senior debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 4.0:1 as of June 30, 2016. As required by the definition of EBITDA in the CCWH Senior Notes indentures, our EBITDA for the preceding four quarters of $681.3 million is calculated as operating income (loss) before depreciation, amortization, impairment charges and gains and losses on acquisitions and divestitures plus share-based compensation and is further adjusted for the following: (i) costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses; (iii) non-cash charges; and (iv) various other items. Because our consolidated leverage ratio exceeded the limit in the incurrence tests described above, we are not currently permitted to incur additional indebtedness using the incurrence test in the Series A CCWH Senior Notes indenture and the Series B CCWH Senior Notes indenture, and we are not currently permitted to pay dividends from the proceeds of indebtedness or the excess proceeds from asset sales under the Series B CCWH Senior Notes indenture. There are other exceptions in these indentures that allow us to incur additional indebtedness and pay dividends.

The following table reflects a reconciliation of EBITDA (as defined by the CCWH Senior Notes indentures) to operating income and net cash provided by operating activities for the four quarters ended June 30, 2016:

Four Quarters Ended
(In millions)	June 30, 2016
EBITDA (as defined by the CCWH Senior Notes indentures)	$681.3
Less adjustments to EBITDA (as defined by the CCWH Senior Notes indentures):
Costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities	(17.4)
Extraordinary, non-recurring or unusual gains or losses or expenses (as referenced in the definition of EBITDA in the CCWH Senior Notes indentures)	(9.9)
Non-cash charges	(14.1)
Other items	22.0
Less: Depreciation and amortization, Impairment charges, Gains and losses on acquisitions and divestitures and Share-based compensation expense	(166.7)
Operating income	495.2
Plus: Depreciation and amortization, Impairment charges, Gain (loss) on disposal of operating and fixed assets and Share-based compensation expense	162.8
Less: Interest expense	(366.2)
Plus: Interest income on Due from iHeartCommunications	55.1
Less: Current income tax expense	(48.6)
Plus: Other income, net	(62.5)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	85.8
Change in assets and liabilities, net of assets acquired and liabilities assumed	11.6
Net cash provided by operating activities	$333.2

Clear Channel Worldwide Holdings Senior Subordinated Notes
As of June 30, 2016, CCWH Subordinated Notes represented $2.2 billion aggregate principal amount of indebtedness outstanding, which consist of $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes”).

The Series A CCWH Subordinated Notes indenture and Series B CCWH Subordinated Notes indenture restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test. In order to incur additional indebtedness under this test, our debt to adjusted EBITDA ratio (as defined by the indentures) must be lower than 7.0:1. The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B CCWH Subordinated Notes indenture also permits us to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if our debt to adjusted EBITDA ratios (as defined by the indenture) is lower than 7.0:1. Because our debt to adjusted EBITDA ratio exceeded the thresholds in the indentures as of June 30, 2016, we are not currently permitted to incur additional indebtedness using the incurrence test in the Series A CCWH Subordinated Notes Indenture and the Series B CCWH Subordinated Notes indenture, and we are not currently permitted to pay dividends from the proceeds of indebtedness or the excess proceeds from asset sales under the Series B CCWH Subordinated Notes indenture. The Series B CCWH Subordinated Notes indenture contains certain other exceptions that allow us to incur indebtedness and pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by us of amounts outstanding under the Revolving Promissory Note issued by iHeartCommunications to us.  The Series A CCWH Subordinated Notes indenture does not limit our ability to pay dividends.

Senior Revolving Credit Facility Due 2018
During the third quarter of 2013, we entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital needs, to issue letters of credit and for other general corporate purposes.  As of June 30, 2016, there were no amounts outstanding under the revolving credit facility, and $52.5 million of letters of credit under the revolving credit facility which reduce availability under the facility. The revolving credit facility contains a springing covenant that requires us to maintain a secured leverage ratio (as defined in the revolving credit facility) of not more than 1.5:1 that is tested at the end of a quarter if availability under the facility is less than 75% of the aggregate commitments under the facility.  We were in compliance with the secured leverage ratio covenant as of June 30, 2016.
CCIBV Senior Notes
During the fourth quarter of 2015, Clear Channel International B.V., an international subsidiary of ours, issued $225.0 million aggregate principal amount outstanding of its 8.75% Senior Notes due 2020 (“CCIBV Senior Notes”).

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

Other Debt
Other debt consists primarily of loans with international banks.  As of June 30, 2016, approximately $18.4 million was outstanding as other debt.

iHeartCommunications’ Debt Covenants
iHeartCommunications’ senior secured credit facility contains a significant financial covenant which must be tested quarterly and requires iHeartCommunications to limit the ratio of its consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA (as defined by iHeartCommunications’ senior secured credit facility) for the preceding four quarters.  The maximum ratio permitted under this financial covenant was 8.75:1 for the four quarters ended June 30, 2016.  In its Quarterly Report on Form 10-Q filed with the SEC on August 4, 2016, iHeartCommunications stated that it was in compliance with this covenant as of June 30, 2016.

Uses of Capital
Special Dividends
In the first quarter of 2016, we paid $757.8 million in special cash dividends to our stockholders.  In the first quarter of 2016, we paid a $217.8 million dividend from the proceeds of the issuance of 8.75% Senior Notes due 2020 by CCIBV, one of our indirect subsidiaries, and a $540.0 million dividend with the proceeds of a $300.0 million repayment under the Due from iHeartCommunications note and the sale of our outdoor business in nine non-strategic outdoor markets.

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

Foreign Currency Exchange Rate Risk
We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported net loss of $42.4 million and $73.3 million for three and six months ended June 30, 2016, respectively.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net loss for the three months ended June 30, 2016 by $4.2 million and decreased our net loss for the six months ended June 30, 2016 by $7.3 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three and six months ended June 30, 2016 would have increased our net loss by a corresponding amount.
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

ITEM 4.  CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Stockholder Litigation

On May 9, 2016, a stockholder of the Company filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned GAMCO Asset Management Inc. v. iHeartMedia Inc. et al., C.A. No. 12312-VCS. The complaint names as defendants iHeartCommunications, Inc. (“iHeartCommunications”), the Company’s indirect parent company, iHeartMedia, Inc. (“iHeartMedia”), the parent company of iHeartCommunications, Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsor Defendants”), iHeartMedia’s private equity sponsors and majority owners, and the members of the Company’s board of directors. The Company also is named as a nominal defendant. The complaint alleges that the Company has been harmed by the intercompany agreements with iHeartCommunications, the Company’s lack of autonomy over its own cash and the actions of the defendants in serving the interests of iHeartMedia, iHeartCommunications and the Sponsor Defendants to the detriment of the Company and its minority stockholders. Specifically, the complaint alleges that the defendants have breached their fiduciary duties by causing the Company to: (i) continue to loan cash to iHeartCommunications under the intercompany note at below-market rates; (ii) abandon its growth and acquisition strategies in favor of transactions that would provide cash to iHeartMedia and iHeartCommunications; (iii) issue new debt in the CCIBV note offering (the “CCIBV Note Offering”) to provide cash to iHeartMedia and iHeartCommunications through a dividend; and (iv) effect the sales of certain outdoor markets in the U.S. (the “Outdoor Asset Sales”) to provide cash to iHeartMedia and iHeartCommunications through a dividend. The complaint also alleges that iHeartMedia, iHeartCommunications and the Sponsor Defendants aided and abetted the directors’ breaches of their fiduciary duties. The complaint further alleges that iHeartMedia, iHeartCommunications and the Sponsor Defendants were unjustly enriched as a result of these transactions and that these transactions constituted a waste of corporate assets for which the defendants are liable to the Company. The plaintiff is seeking, among other things, a ruling that the defendants breached their fiduciary duties to the Company and that iHeartMedia, iHeartCommunications and the Sponsor Defendants aided and abetted the board of directors’ breaches of fiduciary duty, rescission of payments to iHeartCommunications and its affiliates pursuant to dividends declared in connection with the CCIBV Note Offering and Outdoor Asset Sales, and an order requiring iHeartMedia, iHeartCommunications and the Sponsor Defendants to disgorge all profits they have received as a result of the alleged fiduciary misconduct.

On May 26, 2016, the plaintiff filed a motion seeking expedited discovery and an expedited trial on certain counts of its complaint. On June 27, 2016, the court denied the motion for an expedited trial and discovery, and on July 12, 2016, the parties stipulated to a schedule that would allow for a decision on the defendants’ forthcoming motion to dismiss by mid-September and a trial, if necessary, beginning February 27, 2017. On July 20, 2016, the defendants filed a motion to dismiss.

ITEM 1A.  RISK FACTORS
Except as set forth below, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. The following risk factor updates and amends certain of the “Risks Related to Our Business” included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Our financial performance may be adversely affected by many factors beyond our control
Certain factors that could adversely affect our financial performance by, among other things, decreasing overall revenues, the numbers of advertising customers, advertising fees or profit margins include:

▪	unfavorable fluctuations in operating costs, which we may be unwilling or unable to pass through to our customers;

▪
our inability to successfully adopt or are late in adopting technological changes and innovations that offer more attractive advertising alternatives than what we offer, which could result in a loss of advertising customers or lower advertising rates, which could have a material adverse effect on our operating results and financial performance;

▪
unfavorable shifts in population and other demographics, which may cause us to lose advertising customers as people migrate to markets where we have a smaller presence or which may cause advertisers to be willing to pay less in advertising fees if the general population shifts into a less desirable age or geographical demographic from an advertising perspective;

▪	adverse political effects and acts or threats of terrorism or military conflicts; and

▪	unfavorable changes in labor conditions, which may impair our ability to operate or require us to spend more to retain and attract key employees.
In addition, on June 23, 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit”. International outdoor is currently headquartered in the U.K. and we transact business in many key European markets.  The announcement of Brexit caused the British pound currency rate to weaken against the U.S. dollar.  Further, Brexit may create global economic uncertainty, which may cause our customers to closely monitor their costs and reduce the amount they spend on advertising.  Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the purchases of shares of our Class A common stock made during the quarter ended June 30, 2016 by or on behalf of us or an affiliated purchaser:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	77,326	$4.17		$—
May 1 through May 31	—	—	—	—
June 1 through June 30	702	4.17	—	—
Total	78,028	$4.17	—	$—

(1)
The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended June 30, 2016 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

August 4, 2016	/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and
Assistant Secretary