Form 10-Q
period 2016-09-30
Clear Channel Outdoor Holdings, Inc.
filed 2016-11-09
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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
Large accelerated filer  [  ]       Accelerated filer   [X]    Non-accelerated filer [  ]       Smaller reporting company   [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2016
- - - - - - - - - - - - - - - - - - - - - - - - - -	- - - - - - - - - - - - - - - - - - - - - - - - - -
Class A Common Stock, $.01 par value Class B Common Stock, $.01 par value	47,326,266 315,000,000

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands, except share data)	September 30, 2016	December 31, 2015
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$394,324	$412,743
Accounts receivable, net of allowance of $25,184 in 2016 and $25,348 in 2015	627,855	697,583
Prepaid expenses	136,523	127,730
Assets held for sale	55,184	295,075
Other current assets	68,945	34,566
Total Current Assets	1,282,831	1,567,697
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,254,395	1,391,880
Other property, plant and equipment, net	238,929	236,106
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles	961,194	971,327
Other intangibles, net	311,819	342,864
Goodwill	738,638	758,575
OTHER ASSETS
Due from iHeartCommunications	769,465	930,799
Other assets	118,325	107,540
Total Assets	$5,675,596	$6,306,788
CURRENT LIABILITIES
Accounts payable	$71,131	$100,210
Accrued expenses	485,802	507,665
Dividends payable	—	217,017
Deferred income	100,167	91,411
Current portion of long-term debt	9,662	4,310
Total Current Liabilities	666,762	920,613
Long-term debt	5,108,271	5,106,513
Deferred tax liability	638,037	608,910
Other long-term liabilities	257,549	240,419
Commitments and Contingent liabilities (Note 4)
SHAREHOLDERS’ DEFICIT
Noncontrolling interest	183,206	187,775
Preferred stock, $.01 par value, 150,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share, authorized 750,000,000 shares, issued 47,912,625 and 46,661,114 shares in 2016 and 2015, respectively	479	467
Class B common stock, $.01 par value, 600,000,000 shares authorized, 315,000,000 shares issued and outstanding	3,150	3,150
Additional paid-in capital	3,429,456	3,961,515
Accumulated deficit	(4,228,707)	(4,268,637)
Accumulated other comprehensive loss	(378,628)	(451,833)
Cost of shares (611,127 in 2016 and 233,868 in 2015) held in treasury	(3,979)	(2,104)
Total Shareholders’ Deficit	(995,023)	(569,667)
Total Liabilities and Shareholders’ Deficit	$5,675,596	$6,306,788

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$673,057	$696,277	$1,975,924	$2,034,139
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	366,086	372,716	1,075,841	1,108,029
Selling, general and administrative expenses (excludes depreciation and amortization)	126,164	132,559	388,532	392,211
Corporate expenses (excludes depreciation and amortization)	28,058	28,347	85,949	87,254
Depreciation and amortization	85,780	93,040	258,149	280,539
Impairment charges	7,274	21,631	7,274	21,631
Other operating income, net	1,095	5,029	226,485	244
Operating income	60,790	53,013	386,664	144,719
Interest expense	93,313	88,088	281,836	266,060
Interest income on Due from iHeartCommunications	12,429	15,630	36,433	45,932
Equity in loss of nonconsolidated affiliates	(727)	(812)	(1,374)	(641)
Other income (expense), net	(6,524)	(17,742)	(46,198)	17,472
Income (loss) before income taxes	(27,345)	(37,999)	93,689	(58,578)
Income tax benefit (expense)	3,603	22,797	(37,597)	19,709
Consolidated net income (loss)	(23,742)	(15,202)	56,092	(38,869)
Less amount attributable to noncontrolling interest	7,329	7,379	16,162	15,820
Net income (loss) attributable to the Company	$(31,071)	$(22,581)	$39,930	$(54,689)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,214	(21,316)	43,584	(99,903)
Unrealized holding gain (loss) on marketable securities	(290)	(149)	(635)	540
Reclassification adjustments	—	—	32,823	—
Other adjustments to comprehensive income (loss)	193	—	(3,551)	(1,154)
Other comprehensive income (loss)	7,117	(21,465)	72,221	(100,517)
Comprehensive income (loss)	(23,954)	(44,046)	112,151	(155,206)
Less amount attributable to noncontrolling interest	575	(7,123)	(984)	(9,884)
Comprehensive income (loss) attributable to the Company	$(24,529)	$(36,923)	$113,135	$(145,322)
Net income (loss) attributable to the Company per common share:
Basic	$(0.09)	$(0.06)	$0.11	$(0.15)
Weighted average common shares outstanding – Basic	360,454	359,689	360,202	359,442
Diluted	$(0.09)	$(0.06)	$0.11	$(0.15)
Weighted average common shares outstanding – Diluted	360,454	359,689	361,417	359,442

Dividends declared per share	$—	$—	$1.49	$—

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
(UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Consolidated net income (loss)	$56,092	$(38,869)
Reconciling items:
Impairment charges	7,274	21,631
Depreciation and amortization	258,149	280,539
Deferred taxes	28,593	(6,924)
Provision for doubtful accounts	8,444	8,686
Amortization of deferred financing charges and note discounts, net	7,907	6,520
Share-based compensation	8,140	6,045
Gain on disposal of operating and other assets	(232,026)	(7,378)
Equity in loss of nonconsolidated affiliates	1,374	641
Other reconciling items, net	45,315	(18,064)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	49,690	(37,314)
Increase in prepaid expenses and other current assets	(39,653)	(25,917)
Decrease in accrued expenses	(22,053)	(69,694)
Increase (decrease) in accounts payable	(26,548)	2,942
Increase (decrease) in accrued interest	5,057	(1,108)
Increase in deferred income	8,509	20,528
Changes in other operating assets and liabilities	25,893	(16,018)
Net cash provided by operating activities	$190,157	$126,246
Cash flows from investing activities:
Purchases of property, plant and equipment	(148,005)	(138,618)
Proceeds from disposal of assets	591,764	8,479
Purchases of other operating assets	(1,689)	(1,614)
Change in other, net	(30,349)	(2,272)
Net cash provided by (used for) investing activities	$411,721	$(134,025)
Cash flows from financing activities:
Payments on credit facilities	(1,728)	(3,304)
Payments on long-term debt	(1,976)	(41)
Net transfers from iHeartCommunications	161,335	34,148
Payments to purchase noncontrolling interests	—	(234)
Dividends and other payments to noncontrolling interests	(21,046)	(28,088)
Dividends paid	(755,149)	—
Change in other, net	(679)	2,912
Net cash provided by (used for) financing activities	$(619,243)	$5,393
Effect of exchange rate changes on cash	(1,054)	(10,880)
Net decrease in cash and cash equivalents	(18,419)	(13,266)
Cash and cash equivalents at beginning of period	412,743	186,204
Cash and cash equivalents at end of period	$394,324	$172,938
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	271,833	261,516
Cash paid for income taxes	34,800	29,408

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
During the third quarter of 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The new standard addresses the classification of cash flows related to certain cash receipts and cash payments. Additionally, the standard clarifies how the predominance principle should be used when cash receipts and cash payments have aspects of more than one class of cash flows. First, an entity will apply the guidance in Topic 230 and other applicable topics. If there is no guidance for those cash receipts and cash payments, an entity will determine each separately identifiable source or use and classify the receipt or payment based on the nature of the cash flow. If a receipt or payment has aspects of more than one class of cash flows and cannot be separated, the classification will depend on the predominant source of use. The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2017. The Company is currently evaluating the impact of the provisions of this new standard on its consolidated financial statements.

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Dispositions
During the first quarter of 2016, Americas outdoor sold nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas for net proceeds, which included cash and certain advertising assets in Florida, totaling $592.6 million. The Company recognized a net gain of $278.3 million related to the sale, which is included within Other operating income (expense), net.
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
On October 24, 2016, the Company sold its International outdoor business in Australia (“Australia Outdoor”), for cash proceeds of $203.9 million.  As of September 30, 2016, Australia Outdoor had $48.6 million in current assets, $56.2 million in property, plant & equipment, $5.7 million in other assets, $31.1 million in current liabilities and $9.0 million in long-term liabilities. Australia Outdoor revenue, direct expenses, SG&A expenses and depreciation and amortization for the nine months ended September 30, 2016 were $96.0 million, $56.2 million, $18.5 million and $9.4 million, respectively, and $83.6 million, $51.9 million, $16.1 million and $7.3 million for the nine months ended September 30, 2015, respectively.
Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets as of September 30, 2016 and December 31, 2015, respectively:

(In thousands)	September 30, 2016	December 31, 2015

Land, buildings and improvements	$163,663	$167,739
Structures	2,755,221	2,824,794
Furniture and other equipment	158,437	156,046
Construction in progress	70,667	54,701
	3,147,988	3,203,280
Less: accumulated depreciation	1,654,664	1,575,294
Property, plant and equipment, net	$1,493,324	$1,627,986

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

Annual Impairment Test on Indefinite-lived Intangible Assets
The Company performs its annual impairment test on indefinite-lived intangible assets as of July 1 of each year.

The impairment tests for indefinite-lived intangible assets consist of a comparison between the fair value of the indefinite-lived intangible asset at the market level with its carrying amount. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the indefinite-lived asset is its new accounting basis. The fair value of the indefinite-lived asset is determined using the direct valuation method as prescribed in ASC 805-20-S99. Under the direct valuation method, the fair value of the indefinite-lived assets is calculated at the market level as prescribed by ASC 350-30-35. The Company engaged a third-party valuation firm, to assist it in the development of the assumptions and the Company’s determination of the fair value of its indefinite-lived intangible assets.

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

The Company concluded no impairment of indefinite-lived intangible assets was required for the three and nine months ended September 30, 2016. The Company recognized an impairment charge related to its indefinite-lived intangible assets of $21.6 million during the three and nine months ended September 30, 2015 related to billboard permits in one market.

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

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of September 30, 2016 and December 31, 2015, respectively:

(In thousands)	September 30, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$589,703	$(438,087)	$635,772	$(457,060)
Permanent easements	157,347	—	156,349	—
Other	4,598	(1,742)	9,687	(1,884)
Total	$751,648	$(439,829)	$801,808	$(458,944)

Total amortization expense related to definite-lived intangible assets for the three months ended September 30, 2016 and 2015 was $9.3 million and $11.1 million, respectively. Total amortization expense related to definite-lived intangible assets for the nine months ended September 30, 2016 and 2015 was $29.2 million and $38.3 million, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2017	$29,550
2018	$20,736
2019	$16,346
2020	$14,133
2021	$14,085

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Goodwill
Annual Impairment Test to Goodwill
The Company performs its annual impairment test on goodwill as of July 1 of each year.

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

The Company recognized goodwill impairment of $7.3 million during the three and nine months ended September 30, 2016 related to one market in the Company's International outdoor segment and concluded no goodwill impairment charge was required for the three and nine months ended September 30, 2015.

 The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	Americas	International	Consolidated
Balance as of December 31, 2014	$584,574	$232,538	$817,112
Acquisitions	—	10,998	10,998
Foreign currency	(709)	(19,644)	(20,353)
Assets held for sale	(49,182)	—	(49,182)
Balance as of December 31, 2015	$534,683	$223,892	$758,575
Impairment	—	(7,274)	(7,274)
Dispositions	(6,934)	—	(6,934)
Foreign currency	(1,805)	6,413	4,608
Assets held for sale	(10,337)	—	(10,337)
Balance as of September 30, 2016	$515,607	$223,031	$738,638

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – LONG-TERM DEBT

Long-term debt outstanding as of September 30, 2016 and December 31, 2015 consisted of the following:

(In thousands)	September 30, 2016	December 31, 2015

Clear Channel Worldwide Holdings Senior Notes:
6.5% Series A Senior Notes Due 2022	$735,750	$735,750
6.5% Series B Senior Notes Due 2022	1,989,250	1,989,250
Clear Channel Worldwide Holdings Senior Subordinated Notes:
7.625% Series A Senior Subordinated Notes Due 2020	275,000	275,000
7.625% Series B Senior Subordinated Notes Due 2020	1,925,000	1,925,000
Senior Revolving Credit Facility Due 2018(1)	—	—
Clear Channel International B.V. Senior Notes Due 2020	225,000	225,000
Other debt	18,405	19,003
Original issue discount	(7,003)	(7,769)
Long-term debt fees	(43,469)	(50,411)
Total debt	$5,117,933	$5,110,823
Less: current portion	9,662	4,310
Total long-term debt	$5,108,271	$5,106,513

(1)
 The Senior revolving credit facility provides for borrowings up to $75.0 million (the revolving credit commitment). As of September 30, 2016, we had $53.7 million of letters of credit outstanding, and $21.3 million of availability, under the senior revolving credit facility.

The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.2 billion and $4.9 billion at September 30, 2016 and December 31, 2015, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 1.

Surety Bonds, Letters of Credit and Guarantees
As of September 30, 2016, the Company had $54.9 million and $59.9 million in letters of credit and bank guarantees outstanding, respectively. Bank guarantees of $26.1 million were backed by cash collateral. Additionally, as of September 30, 2016, iHeartCommunications had outstanding commercial standby letters of credit and surety bonds of $1.2 million and $53.6 million, respectively, held on behalf of the Company.  These surety bonds, letters of credit and bank guarantees relate to various operational matters, including insurance, bid and performance bonds, as well as other items.

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

On May 26, 2016, the plaintiff filed a motion seeking expedited discovery and an expedited trial on certain counts of its complaint. On June 27, 2016, the court denied the motion for an expedited trial and discovery, and on July 12, 2016, the parties stipulated to a schedule that would allow for a decision on the defendants’ forthcoming motion to dismiss by mid-September and a trial, if necessary, beginning February 27, 2017. On July 20, 2016, the defendants filed a motion to dismiss plaintiff's verified stockholder derivative complaint for failure to state a claim upon which relief can be granted. A hearing was held on defendants' motion to dismiss on September 12, 2016. The court has not yet ruled on the motion.

NOTE 5 — RELATED PARTY TRANSACTIONS
The Company records net amounts due from iHeartCommunications as “Due from iHeartCommunications” on the consolidated balance sheets.  The accounts represent the revolving promissory note issued by the Company to iHeartCommunications and the revolving promissory note issued by iHeartCommunications to the Company in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances.  The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand or when they mature on December 15, 2017.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2016 and December 31, 2015, the asset recorded in “Due from iHeartCommunications” on the consolidated balance sheet was $769.5 million and $930.8 million, respectively.  As of September 30, 2016, the fixed interest rate on the “Due from iHeartCommunications” account was 6.5%, which is equal to the fixed interest rate on the CCWH Senior Notes.  The net interest income for the three months ended September 30, 2016 and 2015 was $12.4 million and $15.6 million, respectively. The net interest income for the nine months ended September 30, 2016 and 2015 was $36.4 million and $45.9 million, respectively. On February 4, 2016, the Company demanded the repayment of $300.0 million outstanding under the Due from iHeartCommunications note and used the repayment to partially fund a special cash dividend of $540.0 million, which was paid on February 4, 2016.

The Company provides advertising space on its billboards for iHeartMedia, Inc. and for radio stations owned by iHeartCommunications.  For the three months ended September 30, 2016 and 2015, the Company recorded $1.2 million and $0.3 million, respectively, in revenue for these advertisements.  For the nine months ended September 30, 2016 and 2015, the Company recorded $2.0 million and $2.5 million, respectively, in revenue for these advertisements.

Under the Corporate Services Agreement between iHeartCommunications and the Company, iHeartCommunications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) certain executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services.  These services are charged to the Company based on actual direct costs incurred or allocated by iHeartCommunications based on headcount, revenue or other factors on a pro rata basis. For the three months ended September 30, 2016 and 2015, the Company recorded $7.6 million and $7.9 million, respectively, as a component of corporate expenses for these services. For the nine months ended September 30, 2016 and 2015, the Company recorded $26.0 million and $23.8 million, respectively, as a component of corporate expenses for these services.

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

Pursuant to the Employee Matters Agreement, the Company’s employees participate in iHeartCommunications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan.  For the three months ended September 30, 2016 and 2015, the Company recorded $2.3 million and $2.7 million, respectively, as a component of selling, general and administrative expenses for these services.  For the nine months ended September 30, 2016 and 2015, the Company recorded $7.0 million and $8.0 million, respectively, as a component of selling, general and administrative expenses for these services.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – INCOME TAXES

Income Tax Benefit (Expense)

The Company’s income tax benefit (expense) for the three and nine months ended September 30, 2016 and 2015, respectively, consisted of the following components:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Current tax benefit (expense)	$(10,260)	$9,562	$(9,004)	$12,785
Deferred tax benefit (expense)	13,863	13,235	(28,593)	6,924
Income tax benefit (expense)	$3,603	$22,797	$(37,597)	$19,709

The effective tax rates for the three and nine months ended September 30, 2016 were 13.2% and 40.1%, respectively. The effective rate for the nine months ended September 30, 2016 was primarily impacted by the reversal of the valuation allowance recorded in 2015 against net operating losses in U.S. federal and state jurisdictions due to taxable gains from the dispositions of nine outdoor markets during the period.  The effective rate for the three months ended September 30, 2016 was primarily impacted by the Company's inability to benefit from losses in certain foreign jurisdictions due to uncertainty regarding the ability to utilize those losses in future periods.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – SHAREHOLDERS’ EQUITY (DEFICIT)

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The following table shows the changes in shareholders’ equity (deficit) attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total, ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances as of January 1, 2016	$(757,442)	$187,775	$(569,667)
Net income	39,930	16,162	56,092
Dividends declared	(540,034)	—	(540,034)
Dividends and other payments to noncontrolling interests	—	(21,046)	(21,046)
Share-based compensation	8,140	—	8,140
Foreign currency translation adjustments	45,230	(1,646)	43,584
Unrealized holding loss on marketable securities	(635)	—	(635)
Reclassification adjustments	32,161	662	32,823
Other adjustments to comprehensive loss	(3,551)	—	(3,551)
Other, net	(2,028)	1,299	(729)
Balances as of September 30, 2016	$(1,178,229)	$183,206	$(995,023)

Balances as of January 1, 2015	$(344,275)	$203,334	$(140,941)
Net income (loss)	(54,689)	15,820	(38,869)
Dividends and other payments to noncontrolling interests	—	(28,088)	(28,088)
Share-based compensation	6,045	—	6,045
Foreign currency translation adjustments	(90,019)	(9,884)	(99,903)
Unrealized holding gain on marketable securities	540	—	540
Other adjustments to comprehensive loss	(1,154)	—	(1,154)
Other, net	2,837	1,701	4,538
Balances as of September 30, 2015	$(480,715)	$182,883	$(297,832)

The Company has granted restricted stock, restricted stock units and options to purchase shares of its class A common stock to certain key individuals.
COMPUTATION OF LOSS PER SHARE

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NUMERATOR:
Net income (loss) attributable to the Company – common shares	$(31,071)	$(22,581)	$39,930	$(54,689)

DENOMINATOR:
Weighted average common shares outstanding - basic	360,454	359,689	360,202	359,442
Stock options and restricted stock(1)	—	—	1,215	—
Weighted average common shares outstanding - diluted	360,454	359,689	361,417	359,442

Net income (loss) attributable to the Company per common share:
Basic	$(0.09)	$(0.06)	$0.11	$(0.15)
Diluted	$(0.09)	$(0.06)	$0.11	$(0.15)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)
Outstanding equity awards of 8.1 million and 8.8 million for the three months ended September 30, 2016 and 2015, respectively, and 5.4 million and 8.8 million for the nine months ended September 30, 2016 and 2015, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

NOTE 8 — OTHER INFORMATION

Other Comprehensive Income (Loss)
The total (decrease) increase in deferred income tax liabilities of other adjustments to comprehensive loss for the three months ended September 30, 2016 and 2015 were $0.1 million and $0.0 million, respectively. The total (decrease) increase in deferred income tax liabilities of other adjustments to comprehensive loss for the nine months ended September 30, 2016 and 2015 were $(0.7) million and ($0.6) million, respectively.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the Company's reportable segment results for the three and nine months ended September 30, 2016 and 2015:

(In thousands)	Americas	International	Corporate and other reconciling items	Consolidated
Three Months Ended September 30, 2016
Revenue	$322,997	$350,060	$—	$673,057
Direct operating expenses	142,989	223,097	—	366,086
Selling, general and administrative expenses	54,500	71,664	—	126,164
Corporate expenses	—	—	28,058	28,058
Depreciation and amortization	47,242	37,018	1,520	85,780
Impairment charges	—	—	7,274	7,274
Other operating income, net	—	—	1,095	1,095
Operating income (loss)	$78,266	$18,281	$(35,757)	$60,790

Capital expenditures	$19,114	$30,803	$1,033	$50,950
Share-based compensation expense	$—	$—	$2,697	$2,697

Three Months Ended September 30, 2015
Revenue	$347,336	$348,941	$—	$696,277
Direct operating expenses	149,072	223,644	—	372,716
Selling, general and administrative expenses	59,539	73,020	—	132,559
Corporate expenses	—	—	28,347	28,347
Depreciation and amortization	50,121	41,564	1,355	93,040
Impairment charges	—	—	21,631	21,631
Other operating income, net	—	—	5,029	5,029
Operating income (loss)	$88,604	$10,713	$(46,304)	$53,013

Capital expenditures	$18,557	$28,665	$1,363	$48,585
Share-based compensation expense	$—	$—	$2,316	$2,316

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Americas	International	Corporate and other reconciling items	Consolidated
Nine Months Ended September 30, 2016
Revenue	$931,058	$1,044,866	$—	$1,975,924
Direct operating expenses	421,039	654,802	—	1,075,841
Selling, general and administrative expenses	167,660	220,872	—	388,532
Corporate expenses	—	—	85,949	85,949
Depreciation and amortization	140,883	113,075	4,191	258,149
Impairment Charges	—	—	7,274	7,274
Other operating income, net	—	—	226,485	226,485
Operating income	$201,476	$56,117	$129,071	$386,664

Capital expenditures	$47,808	$97,487	$2,710	$148,005
Share-based compensation expense	$—	$—	$8,140	$8,140

Nine Months Ended September 30, 2015
Revenue	$984,485	$1,049,654	$—	$2,034,139
Direct operating expenses	445,018	663,011	—	1,108,029
Selling, general and administrative expenses	172,522	219,689	—	392,211
Corporate expenses	—	—	87,254	87,254
Depreciation and amortization	151,574	124,961	4,004	280,539
Impairment charges	—	—	21,631	21,631
Other operating income, net	—	—	244	244
Operating income (loss)	$215,371	$41,993	$(112,645)	$144,719

Capital expenditures	$50,916	$85,522	$2,180	$138,618
Share-based compensation expense	$—	$—	$6,045	$6,045

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

(In thousands)	September 30, 2016
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$185,066	$—	$55,102	$154,156	$—	$394,324
Accounts receivable, net of allowance	—	—	182,295	445,560	—	627,855
Intercompany receivables	—	476,481	2,466,623	3,456	(2,946,560)	—
Prepaid expenses	2,935	3,433	63,768	66,387	—	136,523
Assets held for sale	—	—	55,184	—	—	55,184
Other current assets	(1,166)	1,168	34,501	34,442	—	68,945
Total Current Assets	186,835	481,082	2,857,473	704,001	(2,946,560)	1,282,831
Structures, net	—	—	760,291	494,104	—	1,254,395
Other property, plant and equipment, net	—	—	119,069	119,860	—	238,929
Indefinite-lived intangibles	—	—	951,439	9,755	—	961,194
Other intangibles, net	—	—	261,229	50,590	—	311,819
Goodwill	—	—	505,478	233,160	—	738,638
Due from iHeartCommunications	769,465	—	—	—	—	769,465
Intercompany notes receivable	182,026	5,092,747	—	—	(5,274,773)	—
Other assets	188,193	235,996	1,104,268	64,060	(1,474,192)	118,325
Total Assets	$1,326,519	$5,809,825	$6,559,247	$1,675,530	$(9,695,525)	$5,675,596

Accounts payable	$—	$—	$7,175	$63,956	$—	$71,131
Intercompany payable	2,466,623	—	479,937	—	(2,946,560)	—
Accrued expenses	1,521	—	82,004	402,277	—	485,802
Deferred income	—	—	41,712	58,455	—	100,167
Current portion of long-term debt	—	—	86	9,576	—	9,662
Total Current Liabilities	2,468,144	—	610,914	534,264	(2,946,560)	666,762
Long-term debt	—	4,884,129	1,734	222,408	—	5,108,271
Intercompany notes payable	—	—	5,027,695	247,078	(5,274,773)	—
Deferred tax liability	772	1,367	633,610	2,288	—	638,037
Other long-term liabilities	1,493	—	128,082	127,974	—	257,549
Total shareholders' equity (deficit)	(1,143,890)	924,329	157,212	541,518	(1,474,192)	(995,023)
Total Liabilities and Shareholders' Equity (Deficit)	$1,326,519	$5,809,825	$6,559,247	$1,675,530	$(9,695,525)	$5,675,596

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	December 31, 2015
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$218,701	$—	$18,455	$175,587	$—	$412,743
Accounts receivable, net of allowance	—	—	210,252	487,331	—	697,583
Intercompany receivables	—	461,549	1,921,025	8,003	(2,390,577)	—
Prepaid expenses	1,423	3,433	62,039	60,835	—	127,730
Assets held for sale	—	—	295,075	—	—	295,075
Other current assets	—	—	1,823	32,743	—	34,566
Total Current Assets	220,124	464,982	2,508,669	764,499	(2,390,577)	1,567,697
Structures, net	—	—	868,586	523,294	—	1,391,880
Other property, plant and equipment, net	—	—	129,339	106,767	—	236,106
Indefinite-lived intangibles	—	—	962,074	9,253	—	971,327
Other intangibles, net	—	—	272,307	70,557	—	342,864
Goodwill	—	—	522,750	235,825	—	758,575
Due from iHeartCommunications	930,799	—	—	—	—	930,799
Intercompany notes receivable	182,026	5,107,392	—	—	(5,289,418)	—
Other assets	78,341	307,054	1,214,311	45,393	(1,537,559)	107,540
Total Assets	$1,411,290	$5,879,428	$6,478,036	$1,755,588	$(9,217,554)	$6,306,788

Accounts payable	$—	$—	$12,124	$88,086	$—	$100,210
Intercompany payable	1,915,287	—	475,290	—	(2,390,577)	—
Accrued expenses	953	(707)	108,480	398,939	—	507,665
Dividends payable	217,017	—	—	—	—	217,017
Deferred income	—	—	37,471	53,940	—	91,411
Current portion of long-term debt	—	—	65	4,245	—	4,310
Total Current Liabilities	2,133,257	(707)	633,430	545,210	(2,390,577)	920,613
Long-term debt	—	4,877,578	1,014	227,921	—	5,106,513
Intercompany notes payable	—	—	5,032,499	256,919	(5,289,418)	—
Deferred tax liability	772	1,367	599,541	7,230	—	608,910
Other long-term liabilities	1,587	—	133,227	105,605	—	240,419
Total shareholders' equity (deficit)	(724,326)	1,001,190	78,325	612,703	(1,537,559)	(569,667)
Total Liabilities and Shareholders' Equity (Deficit)	$1,411,290	$5,879,428	$6,478,036	$1,755,588	$(9,217,554)	$6,306,788

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Three Months Ended September 30, 2016
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$287,526	$385,531	$—	$673,057
Operating expenses:
Direct operating expenses	—	—	122,893	243,193	—	366,086
Selling, general and administrative expenses	—	—	46,946	79,218	—	126,164
Corporate expenses	3,400	—	13,884	10,774	—	28,058
Depreciation and amortization	—	—	45,525	40,255	—	85,780
Impairment charges	—	—	—	7,274	—	7,274
Other operating income (expense), net	(108)	—	3,319	(2,116)	—	1,095
Operating income (loss)	(3,508)	—	61,597	2,701	—	60,790
Interest (income) expense, net	(236)	88,972	(639)	5,216	—	93,313
Interest income on Due from iHeartCommunications	12,429	—	—	—	—	12,429
Intercompany interest income	4,034	85,410	12,920	—	(102,364)	—
Intercompany interest expense	12,429	—	89,444	491	(102,364)	—
Equity in loss of nonconsolidated affiliates	(31,335)	(27,115)	(30,183)	(833)	88,739	(727)
Other income (expense), net	668	—	(907)	(6,285)	—	(6,524)
Loss before income taxes	(29,905)	(30,677)	(45,378)	(10,124)	88,739	(27,345)
Income tax benefit (expense)	(1,166)	1,168	14,043	(10,442)	—	3,603
Consolidated net loss	(31,071)	(29,509)	(31,335)	(20,566)	88,739	(23,742)
Less amount attributable to noncontrolling interest	—	—	—	7,329	—	7,329
Net loss attributable to the Company	$(31,071)	$(29,509)	$(31,335)	$(27,895)	$88,739	$(31,071)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(5,714)	12,928	—	7,214
Unrealized holding loss on marketable securities	—	—	—	(290)	—	(290)
Other adjustments to comprehensive income	—	—	(2)	195	—	193
Equity in subsidiary comprehensive income	6,542	9,528	9,276	—	(25,346)	—
Comprehensive loss	(24,529)	(19,981)	(27,775)	(15,062)	63,393	(23,954)
Less amount attributable to noncontrolling interest	—	—	(2,982)	3,557	—	575
Comprehensive loss attributable to the Company	$(24,529)	$(19,981)	$(24,793)	$(18,619)	$63,393	$(24,529)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Three Months Ended September 30, 2015
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$311,096	$385,181	$—	$696,277
Operating expenses:
Direct operating expenses	—	—	127,922	244,794	—	372,716
Selling, general and administrative expenses	—	—	51,238	81,321	—	132,559
Corporate expenses	3,122	—	13,848	11,377	—	28,347
Depreciation and amortization	—	—	48,402	44,638	—	93,040
Impairment charges	—	—	21,631	—	—	21,631
Other operating income (expense), net	(121)	—	996	4,154	—	5,029
Operating income (loss)	(3,243)	—	49,051	7,205	—	53,013
Interest expense, net	2	88,084	232	(230)	—	88,088
Interest income on Due from iHeartCommunications	15,630	—	—	—	—	15,630
Intercompany interest income	4,021	85,147	15,802	—	(104,970)	—
Intercompany interest expense	15,630	—	89,168	172	(104,970)	—
Equity in loss of nonconsolidated affiliates	(23,425)	(16,699)	(19,030)	(1,150)	59,492	(812)
Other income (expense), net	356	—	(734)	(17,364)	—	(17,742)
Loss before income taxes	(22,293)	(19,636)	(44,311)	(11,251)	59,492	(37,999)
Income tax benefit (expense)	(288)	489	20,886	1,710	—	22,797
Consolidated net loss	(22,581)	(19,147)	(23,425)	(9,541)	59,492	(15,202)
Less amount attributable to noncontrolling interest	—	—	—	7,379	—	7,379
Net loss attributable to the Company	$(22,581)	$(19,147)	$(23,425)	$(16,920)	$59,492	$(22,581)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(9,038)	(12,278)	—	(21,316)
Unrealized holding loss on marketable securities	—	—	—	(149)	—	(149)
Equity in subsidiary comprehensive loss	(14,342)	(3,769)	(5,304)	—	23,415	—
Comprehensive loss	(36,923)	(22,916)	(37,767)	(29,347)	82,907	(44,046)
Less amount attributable to noncontrolling interest	—	—	—	(7,123)	—	(7,123)
Comprehensive loss attributable to the Company	$(36,923)	$(22,916)	$(37,767)	$(22,224)	$82,907	$(36,923)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2016
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$833,840	$1,142,084	$—	$1,975,924
Operating expenses:
Direct operating expenses	—	—	365,478	710,363	—	1,075,841
Selling, general and administrative expenses	—	—	146,347	242,185	—	388,532
Corporate expenses	9,822	—	44,946	31,181	—	85,949
Depreciation and amortization	—	—	134,763	123,386	—	258,149
Impairment charges	—	—	—	7,274	—	7,274
Other operating income (expense), net	(312)	—	291,168	(64,371)	—	226,485
Operating income (loss)	(10,134)	—	433,474	(36,676)	—	386,664
Interest (income) expense, net	(886)	265,091	557	17,074	—	281,836
Interest income on Due from iHeartCommunications	36,433	—	—	—	—	36,433
Intercompany interest income	12,102	256,289	37,944	—	(306,335)	—
Intercompany interest expense	36,433	—	268,391	1,511	(306,335)	—
Equity in earnings (loss) of nonconsolidated affiliates	36,647	(144,270)	(153,409)	(2,166)	261,824	(1,374)
Other income (expense), net	2,373	—	(1,916)	(46,655)	—	(46,198)
Income (loss) before income taxes	41,874	(153,072)	47,145	(104,082)	261,824	93,689
Income tax benefit (expense)	(1,944)	3,078	(10,498)	(28,233)	—	(37,597)
Consolidated net income (loss)	39,930	(149,994)	36,647	(132,315)	261,824	56,092
Less amount attributable to noncontrolling interest	—	—	—	16,162	—	16,162
Net income (loss) attributable to the Company	$39,930	$(149,994)	$36,647	$(148,477)	$261,824	$39,930
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(8,761)	52,345	—	43,584
Unrealized holding loss on marketable securities	—	—	—	(635)	—	(635)
Reclassification adjustments	—	—	662	32,161	—	32,823
Other adjustments to comprehensive income	—	—	—	(3,551)	—	(3,551)
Equity in subsidiary comprehensive income	73,205	73,133	79,000	—	(225,338)	—
Comprehensive income (loss)	113,135	(76,861)	107,548	(68,157)	36,486	112,151
Less amount attributable to noncontrolling interest	—	—	(2,304)	1,320	—	(984)
Comprehensive income (loss) attributable to the Company	$113,135	$(76,861)	$109,852	$(69,477)	$36,486	$113,135

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2015
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$869,722	$1,164,417	$—	$2,034,139
Operating expenses:
Direct operating expenses	—	—	377,936	730,093	—	1,108,029
Selling, general and administrative expenses	—	—	147,196	245,015	—	392,211
Corporate expenses	9,614	—	43,355	34,285	—	87,254
Depreciation and amortization	—	—	146,090	134,449	—	280,539
Impairment charges	—	—	21,631	—	—	21,631
Other operating income (expense), net	(341)	—	(5,959)	6,544	—	244
Operating income (loss)	(9,955)	—	127,555	27,119	—	144,719
Interest expense, net	14	264,245	1,207	594	—	266,060
Interest income on Due from iHeartCommunications	45,932	—	—	—	—	45,932
Intercompany interest income	12,046	255,356	46,355	—	(313,757)	—
Intercompany interest expense	45,932	—	267,402	423	(313,757)	—
Equity in loss of nonconsolidated affiliates	(33,457)	(970)	(10,136)	(1,938)	45,860	(641)
Other income, net	2,039	3,440	20,515	16,053	(24,575)	17,472
Income (loss) before income taxes	(29,341)	(6,419)	(84,320)	40,217	21,285	(58,578)
Income tax benefit (expense)	(773)	(8,094)	50,863	(22,287)	—	19,709
Consolidated net income (loss)	(30,114)	(14,513)	(33,457)	17,930	21,285	(38,869)
Less amount attributable to noncontrolling interest	—	—	—	15,820	—	15,820
Net income (loss) attributable to the Company	$(30,114)	$(14,513)	$(33,457)	$2,110	$21,285	$(54,689)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(3,440)	(16,064)	(80,399)	—	(99,903)
Unrealized holding gain on marketable securities	—	—	—	540	—	540
Other adjustments to comprehensive loss	—	—	—	(1,154)	—	(1,154)
Equity in subsidiary comprehensive loss	(90,633)	(43,130)	(74,569)	—	208,332	—
Comprehensive loss	(120,747)	(61,083)	(124,090)	(78,903)	229,617	(155,206)
Less amount attributable to noncontrolling interest	—	—	—	(9,884)	—	(9,884)
Comprehensive loss attributable to the Company	$(120,747)	$(61,083)	$(124,090)	$(69,019)	$229,617	$(145,322)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2016
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$39,930	$(149,994)	$36,647	$(132,315)	$261,824	$56,092
Reconciling items:
Depreciation and amortization	—	—	134,763	123,386	—	258,149
Impairment charges	—	—	—	7,274	—	7,274
Deferred taxes	—	—	34,069	(5,476)	—	28,593
Provision for doubtful accounts	—	—	5,239	3,205	—	8,444
Amortization of deferred financing charges and note discounts, net	—	6,551	—	1,356	—	7,907
Share-based compensation	—	—	4,363	3,777	—	8,140
(Gain) loss on disposal of operating assets, net	—	—	(292,766)	60,740	—	(232,026)
Equity in (earnings) loss of nonconsolidated affiliates	(36,647)	144,270	153,409	2,166	(261,824)	1,374
Other reconciling items, net	—	—	(190)	45,505	—	45,315
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	—	—	25,166	24,524	—	49,690
Increase in prepaids and other current assets	(1,511)	—	(25,076)	(13,066)	—	(39,653)
Increase (decrease) in accrued expenses	213	(461)	(31,497)	9,692	—	(22,053)
Decrease in accounts payable	—	—	(4,958)	(21,590)	—	(26,548)
Increase (decrease) in accrued interest	—	—	(612)	5,669	—	5,057
Increase in deferred income	—	—	3,993	4,516	—	8,509
Changes in other operating assets and liabilities	—	—	9,735	16,158	—	25,893
Net cash provided by operating activities	$1,985	$366	$52,285	$135,521	$—	$190,157
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(44,547)	(103,458)	—	(148,005)
Proceeds from disposal of assets	—	—	355,138	236,626	—	591,764
Purchases of other operating assets	—	—	(1,444)	(245)	—	(1,689)
Decrease in intercompany notes receivable, net	—	14,646	—	—	(14,646)	—
Dividends from subsidiaries	—	—	235,467	—	(235,467)	—
Change in other, net	—	(79)	(2)	(30,347)	79	(30,349)
Net cash provided by (used for) investing activities	$—	$14,567	$544,612	$102,576	$(250,034)	$411,721
Cash flows from financing activities:
Payments on credit facilities	—	—	—	(1,728)	—	(1,728)
Payments on long-term debt	—	—	(57)	(1,919)	—	(1,976)
Net transfers to iHeartCommunications	161,335	—	—	—	—	161,335
Dividends and other payments from (to) noncontrolling interests	—	—	2,967	(24,013)	—	(21,046)
Dividends paid	(755,148)	—	(914)	(234,554)	235,467	(755,149)
Decrease in intercompany notes payable, net	—	—	(3,613)	(11,033)	14,646	—
Intercompany funding	559,473	(14,933)	(559,433)	14,893	—	—
Change in other, net	(1,280)	—	800	(120)	(79)	(679)
Net cash used for financing activities	(35,620)	(14,933)	(560,250)	(258,474)	250,034	(619,243)
Effect of exchange rate changes on cash	—	—	—	(1,054)	—	(1,054)
Net increase (decrease) in cash and cash equivalents	(33,635)	—	36,647	(21,431)	—	(18,419)
Cash and cash equivalents at beginning of year	218,701	—	18,455	175,587	—	412,743
Cash and cash equivalents at end of year	$185,066	$—	$55,102	$154,156	$—	$394,324

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2015
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(30,114)	$(14,513)	$(33,457)	$17,930	$21,285	$(38,869)
Reconciling items:
Impairment charges	—	—	21,631	—	—	21,631
Depreciation and amortization	—	—	146,090	134,449	—	280,539
Deferred taxes	—	1,282	(2,311)	(5,895)	—	(6,924)
Provision for doubtful accounts	—	—	4,823	3,863	—	8,686
Amortization of deferred financing charges and note discounts, net	—	5,597	923	—	—	6,520
Share-based compensation	—	—	4,141	1,904	—	6,045
Gain on sale of operating and fixed assets, net	—	—	(834)	(6,544)	—	(7,378)
Equity in loss of nonconsolidated affiliates	33,457	970	10,136	1,938	(45,860)	641
Other reconciling items, net	—	(3,440)	(13)	(14,611)	—	(18,064)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	—	—	(16,021)	(21,293)	—	(37,314)
Increase in prepaids and other current assets	(1,742)	—	(1,093)	(23,082)		(25,917)
Increase (decrease) in accrued expenses	306	6,536	(64,855)	(11,681)	—	(69,694)
Increase (decrease) in accounts payable	—	—	(21,346)	4,328	19,960	2,942
Decrease in accrued interest	—	—	(2)	(1,106)	—	(1,108)
Increase in deferred income	—	—	5,624	14,904	—	20,528
Changes in other operating assets and liabilities	—	—	(22,091)	6,073	—	(16,018)
Net cash provided by (used for) operating activities	$1,907	$(3,568)	$31,345	$101,177	$(4,615)	$126,246
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(43,856)	(94,762)	—	(138,618)
Proceeds from disposal of assets	—	—	2,504	5,975	—	8,479
Purchases of other operating assets	—	—	(526)	(1,088)	—	(1,614)
(Increase) decrease in intercompany notes receivable, net	—	4,273	(3,510)	(10,592)	9,829	—
Change in other, net	—	—	(910)	(2,269)	907	(2,272)
Net cash provided by (used for) investing activities	$—	$4,273	$(46,298)	$(102,736)	$10,736	$(134,025)
Cash flows from financing activities:
Payments on credit facilities	—	—	—	(3,304)	—	(3,304)
Payments on long-term debt	—	—	(41)	—	—	(41)
Net transfers to iHeartCommunications	34,148	—	—	—	—	34,148
Dividends and other payments to noncontrolling interests	—	—	—	(28,088)	—	(28,088)
Dividends paid	—	—	—	(24,575)	24,575	—
Payments to repurchase noncontrolling interests	—	—	—	(234)	—	(234)
Increase in intercompany notes payable, net	—	—	—	9,829	(9,829)	—
Intercompany funding	(38,967)	(705)	32,539	7,133	—	—
Change in other, net	2,912	—	—	907	(907)	2,912
Net cash provided by (used for) financing activities	(1,907)	(705)	32,498	(38,332)	13,839	5,393
Effect of exchange rate changes on cash	—	—	—	(10,880)	—	(10,880)
Net increase (decrease) in cash and cash equivalents	—	—	17,545	(50,771)	19,960	(13,266)
Cash and cash equivalents at beginning of year	905	—	—	205,259	(19,960)	186,204
Cash and cash equivalents at end of year	$905	$—	$17,545	$154,488	$—	$172,938

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

Executive Summary
The key developments that impacted our business during the three months ended September 30, 2016 are summarized below:

•
Consolidated revenue decreased $23.2 million during the three months ended September 30, 2016 compared to the same period of 2015. Excluding a $5.9 million impact from movements in foreign exchange rates, consolidated revenue decreased $17.3 million during the three months ended September 30, 2016 compared to the same period of 2015.

•
In the first quarter, we sold nine non-strategic U.S. outdoor markets and in the second quarter we sold our outdoor business in Turkey. These markets generated revenue of $32.8 million in the three months ended September 30, 2015.

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

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of our historical results of operations for the three and nine months ended September 30, 2016 to the three and nine months ended September 30, 2015 is as follows:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2016	2015	Change	2016	2015	Change
Revenue	$673,057	$696,277	(3.3)%	$1,975,924	$2,034,139	(2.9)%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	366,086	372,716	(1.8)%	1,075,841	1,108,029	(2.9)%
Selling, general and administrative expenses (excludes depreciation and amortization)	126,164	132,559	(4.8)%	388,532	392,211	(0.9)%
Corporate expenses (excludes depreciation and amortization)	28,058	28,347	(1.0)%	85,949	87,254	(1.5)%
Depreciation and amortization	85,780	93,040	(7.8)%	258,149	280,539	(8.0)%
Impairment charges	7,274	21,631	(66.4)%	7,274	21,631	(66.4)%
Other operating income (expense), net	1,095	5,029		226,485	244
Operating income	60,790	53,013		386,664	144,719
Interest expense	93,313	88,088		281,836	266,060
Interest income on Due from iHeartCommunications	12,429	15,630		36,433	45,932
Equity in loss of nonconsolidated affiliates	(727)	(812)		(1,374)	(641)
Other income (expense), net	(6,524)	(17,742)		(46,198)	17,472
Income (loss) before income taxes	(27,345)	(37,999)		93,689	(58,578)
Income tax benefit (expense)	3,603	22,797		(37,597)	19,709
Consolidated net income (loss)	(23,742)	(15,202)		56,092	(38,869)
Less amount attributable to noncontrolling interest	7,329	7,379		16,162	15,820
Net income (loss) attributable to the Company	$(31,071)	$(22,581)		$39,930	$(54,689)

Consolidated Revenue
Consolidated revenue decreased $23.2 million during the three months ended September 30, 2016 compared to the same period of 2015. Excluding a $5.9 million impact from movements in foreign exchange rates, consolidated revenue decreased $17.3 million during the three months ended September 30, 2016 compared to the same period of 2015. Revenue growth by our International business was more than offset by lower revenue resulting from the sale of nine non-strategic U.S. markets in the first quarter of 2016 and our Turkey market in the second quarter of 2016. These markets generated $32.8 million in revenue in the third quarter of 2015.

Consolidated revenue decreased $58.2 million during nine months ended September 30, 2016 compared to the same period of 2015. Excluding a $27.2 million impact from movements in foreign exchange rates, consolidated revenue decreased $31.0 million during the nine months ended September 30, 2016 compared to the same period of 2015. Revenue generated by our Americas and International outdoor businesses decreased as a result of the sale of non-strategic outdoor markets which generated $95.8 million in revenue in the nine months ended September 30, 2015 compared to $13.0 million in the nine months ended September 30, 2016.

Consolidated Direct Operating Expenses
Consolidated direct operating expenses decreased $6.6 million during the three months ended September 30, 2016 compared to the same period of 2015. Excluding a $4.2 million impact from movements in foreign exchange rates, consolidated direct operating expenses decreased $2.4 million during the three months ended September 30, 2016 compared to the same period of 2015. Lower direct operating expenses in our Americas outdoor business was due to the sale of nine non-strategic U.S. outdoor markets in the first quarter of 2016. The decrease in direct operating expenses in our International outdoor business related primarily to the loss of the London bus contract, lower site lease expense and the second quarter sale of our business in Turkey, partially offset by increases primarily related to higher revenues in other countries.

Consolidated direct operating expenses decreased $32.2 million during the nine months ended September 30, 2016 compared to the same period of 2015. Excluding the $18.2 million impact from movements in foreign exchange rates, consolidated direct operating expenses decreased $14.0 million during the nine months ended September 30, 2016 compared to the same period of 2015. Lower direct operating expenses in our Americas outdoor business was due to the sale of nine non-strategic U.S. outdoor markets in the first quarter of 2016. The decrease in direct operating expenses in our International outdoor business related primarily to the loss of the London bus contract and the sale of our business in Turkey, partially offset by increases primarily related to higher revenues in other countries.

Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses decreased $6.4 million during the three months ended September 30, 2016 compared to the same period of 2015. Excluding a $1.4 million impact from movements in foreign exchange rates, consolidated SG&A expenses decreased $5.0 million during the three months ended September 30, 2016 compared to the same period of 2015. Lower SG&A expenses were primarily driven by the sale of non-strategic outdoor markets in the first and second quarters of 2016.

Consolidated SG&A expenses decreased $3.7 million during the nine months ended September 30, 2016 compared to the same period of 2015. Excluding a $6.6 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $2.9 million during the nine months ended September 30, 2016 compared to the same period of 2015. SG&A expenses were lower due to the sale of non-strategic markets in 2016 and were partially offset by higher SG&A expenses related to investments in sales capabilities.

Corporate Expenses
Corporate expenses decreased $0.2 million during the three months ended September 30, 2016 compared to the same period of 2015. Excluding the $1.5 million impact from movements in foreign exchange rates, corporate expenses increased $1.3 million during the three months ended September 30, 2016 compared to the same period of 2015.

Corporate expenses decreased $1.4 million during the nine months ended September 30, 2016 compared to the same period of 2015. Excluding the $2.4 million impact from movements in foreign exchange rates, corporate expenses increased $1.0 million during the nine months ended September 30, 2016 compared to the same period of 2015.

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

Strategic revenue and efficiency costs were $3.3 million during the three months ended September 30, 2016. Of these costs, $0.3 million was incurred by our Americas segment, $2.1 million was incurred by our International segment, and $0.9 million was incurred by Corporate. Of these expenses, $0.4 million are reported within direct operating expenses, $2.0 million are reported within SG&A and $0.9 million are reported within corporate expenses.

Strategic revenue and efficiency costs were $8.8 million during the three months ended September 30, 2015. Of these costs, $0.5 million was incurred by our Americas segment, $7.2 million was incurred by our International segment and $1.1 million was incurred by Corporate. Of these expenses, $6.5 million are reported within direct operating expenses, $1.2 million are reported within SG&A and $1.1 million are reported within corporate expenses.

Strategic revenue and efficiency costs were $7.0 million during the nine months ended September 30, 2016. Of these costs, $1.9 million was incurred by our Americas segment, $3.6 million was incurred by our International segment and $1.5 million was incurred by Corporate. Of these expenses, $1.3 million are reported within direct operating expenses, $4.2 million are reported within SG&A and $1.5 million are reported within corporate expenses.

Strategic revenue and efficiency costs were $16.8 million during the nine months ended September 30, 2015. Of these costs, $1.6 million was incurred by our Americas segment, $9.1 million was incurred by our International segment, and $6.1 million was incurred by Corporate. Of these expenses, $7.9 million are reported within direct operating expenses, $2.8 million are reported within SG&A and $6.1 million are reported within corporate expenses.

Depreciation and Amortization
Depreciation and amortization decreased $7.3 million and $22.4 million during the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 primarily due to assets becoming fully depreciated or fully amortized and the sales of the non-strategic U.S. outdoor markets in the first quarter of 2016. Depreciation and amortization decreased $0.7 million and $3.2 million during the three and nine months ended September 30, 2016, respectively, as a result of movements in foreign exchange rates.

Impairment Charges
The Company performs its annual impairment test on July 1 of each year. In addition, we test for impairment of property, plant and equipment whenever events and circumstances indicate that depreciable assets might be impaired. As a result of these impairment tests, we recorded impairment charges of $7.3 million during the three and nine months ended September 30, 2016, related to goodwill in one of our International outdoor markets. During the three and nine months ended September 30, 2015, we recognized impairment charges of $21.6 million, related to billboard permits in one Americas outdoor market. Please see Note 2 to the Consolidated Financial Statements located in Item 1 of this Quarterly Report on Form 10-Q for a further description of the impairment charges.

Other operating income (expense), net
Other operating expense, net was $1.1 million for the three months ended September 30, 2016. Other operating income, net was $226.5 million for the nine months ended September 30, 2016 primarily due to the gain on the sale of nine non-strategic outdoor markets in the first quarter of 2016, partially offset by the loss on the sale of Turkey in the second quarter of 2016. In the first quarter of 2016, Americas outdoor sold nine non-strategic U.S. outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas for net proceeds of $592.6 million in cash and certain advertising assets in Florida. We recognized a net gain on these sales of $278.3 million. In the second quarter of 2016, International outdoor sold its business in Turkey. As a result, we recognized a net loss of $56.6 million, which includes $32.2 million in cumulative translation adjustments that were recognized upon the sale of our subsidiaries in Turkey.

Other operating income, net of $5.0 million for the third quarter of 2015 related primarily to proceeds from the disposal of operating and fixed assets. Other operating income, net was $0.2 million for first nine months of 2015.

Interest Expense
Interest expense increased $5.2 million and $15.8 million during the three and nine months ended September 30, 2016, respectively, compared to the same periods of 2015, primarily due to the issuance by Clear Channel International B.V. of its 8.75% Senior Notes due 2020 during the fourth quarter of 2015.

Interest Income on Due from iHeartCommunications
Interest income decreased $3.2 million and $9.5 million during the three and nine months ended September 30, 2016, respectively, compared to the same periods of 2015 due to a lower average outstanding balance on the Due from iHeartCommunications note.

Other income (expense), net
Other expense, net of $6.5 million and $46.2 million for the three and nine months ended September 30, 2016, respectively, related primarily to net foreign exchange losses recognized in connection with intercompany notes denominated in foreign currencies, particularly euro denominated notes payable by one of our UK subsidiaries.

Other income (expense), net of ($17.7) million and $17.5 million for the three and nine months ended September 30, 2015, respectively, primarily related to foreign exchange gains or losses on short-term intercompany accounts.

Income tax expense
Our operations are included in a consolidated income tax return filed by iHeartMedia.  However, for our financial statements, our provision for income taxes was computed as if we file separate consolidated federal income tax returns with our subsidiaries.

The effective tax rates for the three and nine months ended September 30, 2016 were 13.2% and 40.1%, respectively. The effective rate for the three months ended September 30, 2016 was primarily impacted by the Company's inability to benefit from losses in certain foreign jurisdictions due to uncertainty regarding the ability to utilize those losses in future periods. The effective rate for the nine months ended September 30, 2016 was primarily impacted by the reversal of the valuation allowance recorded in 2015 against net operating losses in U.S. federal and state jurisdictions due to taxable gains from the dispositions of nine outdoor markets during the period.

The effective tax rates for the three and nine months ended September 30, 2015 were 60.0% and 33.6%, respectively, and were primarily impacted by the valuation allowance recorded against certain deferred tax assets from net operating losses in U.S. federal, state and certain foreign jurisdictions due to uncertainty regarding the ability to realize those assets in future periods.

Americas Outdoor Advertising Results of Operations

Our Americas outdoor operating results were as follows:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2016	2015	Change	2016	2015	Change
Revenue	$322,997	$347,336	(7.0)%	$931,058	$984,485	(5.4)%
Direct operating expenses	142,989	149,072	(4.1)%	421,039	445,018	(5.4)%
SG&A expenses	54,500	59,539	(8.5)%	167,660	172,522	(2.8)%
Depreciation and amortization	47,242	50,121	(5.7)%	140,883	151,574	(7.1)%
Operating income	$78,266	$88,604	(11.7)%	$201,476	$215,371	(6.5)%

Three Months

Americas revenue decreased $24.3 million during the three months ended September 30, 2016 compared to the same period of 2015. Excluding the $0.1 million impact from movements in foreign exchange rates, Americas revenue decreased $24.4 million during the three months ended September 30, 2016 compared to the same period of 2015. In the first quarter of 2016, we sold nine non-strategic U.S. markets which generated revenues of $27.9 million in the third quarter of 2015. The decrease in revenue resulting from these sales was partially offset by increased revenues from digital billboards as a result of new deployments and higher occupancy on existing digital billboards, new airport contracts and higher revenues in Latin America, primarily as a result of the Olympics in Brazil.

Americas direct operating expenses decreased $6.1 million during the three months ended September 30, 2016 compared to the same period of 2015. Excluding the $0.4 million impact from movements in foreign exchange rates, Americas direct operating expenses decreased $6.5 million during the three months ended September 30, 2016 compared to the same periods of 2015. The sale of non-strategic U.S. markets resulted in a $9.3 million decrease in direct operating expenses. This decrease was partially offset by higher direct variable operating expenses resulting from higher revenues and higher variable site lease expenses related to new airport contracts. Americas SG&A expenses decreased $5.0 million during the three months ended September 30, 2016 compared to the same periods of 2015. Excluding the $0.1 million impact from movements in foreign exchange rates, Americas SG&A expenses decreased $4.9 million during the three months ended September 30, 2016 compared to the same periods of 2015. Lower SG&A expenses was primarily due to a $5.2 million decrease in SG&A expenses resulting from the sale of the nine non-strategic markets in the first quarter of 2016.

Nine Months

Americas revenue decreased $53.4 million during the nine months ended September 30, 2016 compared to the same period of 2015. Excluding the $7.8 million impact from movements in foreign exchange rates, Americas revenue decreased $45.6 million during the nine months ended September 30, 2016 compared to the same period of 2015. The decrease in revenue is primarily due to the $74.8 million impact of the sale of nine non-strategic U.S. markets in the first quarter of 2016. The decrease in revenue resulting from these sales was partially offset by increased revenues from digital billboards as a result of new deployments and higher occupancy on existing digital billboards, higher revenues in Latin America, primarily due to the Olympics in Brazil, as well as higher revenues from print bulletins and new airport contracts.

Americas direct operating expenses decreased $24.0 million during the nine months ended September 30, 2016 compared to the same period of 2015. Excluding the $3.8 million impact from movements in foreign exchange rates, Americas direct operating expenses decreased $20.2 million during the nine months ended September 30, 2016 compared to the same period of 2015. The decrease in direct operating expenses was primarily driven by a $26.2 million decrease in direct operating expenses resulting from the sale of the nine non-strategic markets in the first quarter of 2016, partially offset by higher variable site lease expenses related to the increase in revenues from remaining markets. Americas SG&A expenses decreased $4.9 million during the nine months ended September 30, 2016 compared to the same period of 2015. Excluding the $2.1 million impact from movements in foreign exchange rates, Americas SG&A expenses decreased $2.8 million during the nine months ended September 30, 2016 compared to the same period of 2015. This decrease was primarily due to a $15.0 million decrease in SG&A expenses resulting from the sale of the nine non-strategic U.S. markets in the first quarter of 2016, partially offset by higher variable compensation expense related to higher revenues, higher property taxes expense and higher research and development costs.

International Outdoor Advertising Results of Operations

Our International operating results were as follows:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2016	2015	Change	2016	2015	Change
Revenue	$350,060	$348,941	0.3%	$1,044,866	$1,049,654	(0.5)%
Direct operating expenses	223,097	223,644	(0.2)%	654,802	663,011	(1.2)%
SG&A expenses	71,664	73,020	(1.9)%	220,872	219,689	0.5%
Depreciation and amortization	37,018	41,564	(10.9)%	113,075	124,961	(9.5)%
Operating income	$18,281	$10,713	70.6%	$56,117	$41,993	33.6%

Three Months

International revenue increased $1.2 million during the three months ended September 30, 2016 compared to the same period of 2015. Excluding the $6.0 million impact from movements in foreign exchange rates, International revenue increased $7.2 million during the three months ended September 30, 2016 compared to the same period of 2015. The increase in revenue was primarily driven by revenue growth from new digital assets and new contracts in Australia, Italy, Spain and Sweden, partially offset by lower revenue in the United Kingdom as a result of the London bus shelter contract not being renewed and the sale of our Turkey market during the second quarter of 2016.

International direct operating expenses decreased $0.5 million during the three months ended September 30, 2016 compared to the same period of 2015. Excluding the $4.6 million impact from movements in foreign exchange rates, International direct operating expenses increased $4.1 million during the three months ended September 30, 2016 compared to the same period of 2015. The increase in direct operating expenses was primarily a result of higher site lease and production expenses in countries experiencing revenue growth, partially offset by lower site lease expense due to lower revenue in the United Kingdom as a result of the London bus shelter contract not being renewed, lower direct operating expenses as a result of the sale our Turkey market during the second quarter of 2016 and site lease termination fees incurred in the third quarter of 2015 related to our strategic efficiency initiatives. International SG&A expenses decreased $1.3 million during the three months ended September 30, 2016 compared to the same period of 2015. Excluding the $1.3 million impact from movements in foreign exchange rates, International SG&A expenses were flat during the three months ended September 30, 2016 compared to the same period of 2015. An increase in SG&A expenses related to higher selling staff costs in countries experiencing growth was offset by a reduction in SG&A expenses resulting from the sale of the business in Turkey during the second quarter of 2016.

Nine Months

International revenue decreased $4.8 million during the nine months ended September 30, 2016 compared to the same period of 2015. Excluding the $19.4 million impact from movements in foreign exchange rates, International revenue increased $14.6 million during the nine months ended September 30, 2016 compared to the same period of 2015. The increase in revenue is due to growth in Australia, France, Italy, China and Sweden, primarily from new digital assets and new contracts, which was partially offset by lower revenue in the United Kingdom as a result of the London bus shelter contract not being renewed.

International direct operating expenses decreased $8.2 million during the nine months ended September 30, 2016 compared to the same period of 2015. Excluding the $14.4 million impact from movements in foreign exchange rates, International direct operating expenses increased $6.2 million during the nine months ended September 30, 2016 compared to the same period of 2015. The increase was primarily a result of higher site lease and production expenses in countries experiencing revenue growth, partially offset by lower rent expense due to lower revenue in the United Kingdom as a result of the London bus shelter contract not being renewed. International SG&A expenses increased $1.2 million during the nine months ended September 30, 2016 compared to the same period of 2015. Excluding the $4.5 million impact from movements in foreign exchange rates, International SG&A expenses increased $5.7 million during the nine months ended September 30, 2016 compared to the same period of 2015. The increase in SG&A expenses was primarily due to higher sales force and office renovation costs in Australia and the United Kingdom.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Americas Outdoor Advertising	$78,266	$88,604	$201,476	215,371
International Outdoor Advertising	18,281	10,713	56,117	41,993
Other operating income (loss), net	1,095	5,029	226,485	244
Impairment charges	(7,274)	(21,631)	(7,274)	(21,631)
Corporate and other (1)	(29,578)	(29,702)	(90,140)	(91,258)
Consolidated operating income	$60,790	$53,013	$386,664	$144,719

(1)	Corporate and other includes expenses related to Americas and International as well as overall executive, administrative and support functions.

Share-Based Compensation Expense
Certain employees receive equity awards pursuant to our equity incentive plans.  As of September 30, 2016, there was $17.5 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately 4.2 years.  In addition, as of September 30, 2016, there was $0.7 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.

Share-based compensation expenses are recorded in corporate expenses and were $2.7 million and $2.3 million for the three months ended September 30, 2016 and 2015, respectively, and $8.1 million and $6.0 million for the nine months ended September 30, 2016 and 2015, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following discussion highlights cash flow activities during the nine months ended September 30, 2016 and 2015:

(In thousands)	Nine Months Ended September 30,
	2016	2015
Cash provided by (used for):
Operating activities	$190,157	$126,246
Investing activities	$411,721	$(134,025)
Financing activities	$(619,243)	$5,393

Operating Activities
Cash provided by operating activities was $190.2 million during the nine months ended September 30, 2016 compared to $126.2 million of cash provided during the nine months ended September 30, 2015.  The increase in cash provided by operating activities is primarily attributed to changes in working capital balances, particularly accounts receivable, which was driven primarily by improved collections.
Investing Activities
Cash provided by investing activities of $411.7 million during the nine months ended September 30, 2016 primarily reflected net cash proceeds from the sale of nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas for net proceeds, which included cash and certain advertising assets in Florida, totaling $592.6 million. Those sale proceeds were partially offset by our capital expenditures of $148.0 million.  We spent $47.8 million in our Americas segment primarily related to the construction of new advertising structures such as digital displays, $97.5 million in our International segment primarily related to new advertising structures such as billboards and street furniture and renewals of existing contracts and $2.7 million in Corporate primarily related to equipment and software purchases.

Cash used for investing activities of $134.0 million during the nine months ended September 30, 2015 primarily reflected our capital expenditures of $138.6 million. We spent $50.9 million in our Americas segment primarily related to the construction of new advertising structures such as digital displays and $85.5 million in our International segment primarily related to new advertising structures such as billboards and street furniture and renewals of existing contracts and $2.2 million in Corporate primarily related to equipment and software purchases. Other cash used for investing activities was partially offset by $8.5 million of proceeds from sales of other operating and fixed assets.

Financing Activities
Cash used for financing activities of $619.2 million during the nine months ended September 30, 2016 primarily reflected two cash dividends paid in the aggregate amount of $755.1 million, partially offset by net transfers of $161.3 million in cash from iHeartCommunications, which represents the activity in the “Due from iHeartCommunications” account.

Cash provided by financing activities of $5.4 million during the nine months ended September 30, 2015 primarily reflected net transfers of $34.1 million in cash from iHeartCommunications, which represents the activity in the “Due from iHeartCommunications” account, partially offset by the net payments to noncontrolling interests of $28.1 million.

Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, cash flow from operations, the revolving promissory note with iHeartCommunications and our senior revolving credit facility, and, to the extent we use cash to support iHeartCommunications’ liquidity needs in the future, cash from liquidity-generating transactions.  As of September 30, 2016, we had $394.3 million of cash on our balance sheet, including $154.1 million of cash held outside the U.S. by our subsidiaries, a portion of which is held by non-wholly owned subsidiaries or is otherwise subject to certain restrictions and not readily accessible to us.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant deficits, as calculated for tax law purposes, in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.

Our primary uses of liquidity are for our working capital, capital expenditure, debt service, special dividend and other funding requirements.  Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations, repayment of amounts outstanding under the revolving promissory note with iHeartCommunications and borrowing capacity under our senior revolving credit facility will enable us to meet our working capital, capital expenditure, debt service, special dividend and other funding requirements, including the debt service on the CCWH Senior Notes, the CCWH Subordinated Notes and the CCIBV Senior Notes, for at least the next 12 months.  We believe our long-term plans, which include promoting outdoor media spending, capitalizing on our diverse geographic and product opportunities and the continued deployment of digital displays, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements long term.  However, our anticipated results are subject to significant uncertainty. Our ability to fund our working capital, capital expenditures, debt service, special dividend and other obligations depends on our future operating performance and cash from operations.  If our future operating performance does not meet our expectations or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing.  We may not be able to secure any such additional financing on terms favorable to us or at all.

In the first quarter of 2016, we paid $757.8 million in special cash dividends to our stockholders.  As described under “Uses of Capital-Special Dividends” below, in the first quarter of 2016, we paid a $217.8 million dividend from the proceeds of the issuance of 8.75% Senior Notes due 2020 by Clear Channel International B.V. (“CCIBV”), one of our indirect subsidiaries, and a $540.0 million dividend with the proceeds of a $300 million repayment under the Due from iHeartCommunications note and the sale of our outdoor business in nine non-strategic markets. The payment of these special dividends reduced the amount of cash available to us for future working capital, capital expenditure, debt service and other funding requirements.   Similarly, the repayment of the $300.0 million under the Due from iHeartCommunications note reduced the amount of the Due from iHeartCommunications note asset that is available to us as a source of liquidity.  In addition, the interest payments that we receive under the Due from iHeartCommunications note are expected to be lower in 2016 than in 2015 as a result of the lower outstanding indebtedness on the note. Future special cash dividends will be dependent upon, among other things, our having sufficient available cash.

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

As our controlling stockholder, iHeartCommunications may request and may exert pressure on us to engage in transactions for the purpose of supporting its liquidity needs, such as financings or asset sales, which may negatively affect our business operations or our capital structure.  In its Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016, iHeartCommunications stated that its ability to continue to meet its working capital, debt service, capital expenditures and other funding requirements for the next 12 months depends on, among other things, its ability to generate additional cash from liquidity-generating transactions, and that it is currently exploring, and expects to continue to explore, a variety of transactions to provide it with additional liquidity.  iHeartCommunications stated that there is no assurance that any of the liquidity-generating transactions it is currently exploring will close in a timely manner or on terms acceptable to it, or at all, and that if one or more of these transactions do not occur as expected, it could cause a default under one or more of the agreements governing its indebtedness. These liquidity-generating transactions may involve us or our assets.  If these transactions involve us or our assets, they could have the effect of increasing our annual cash interest payment obligations, reducing our operating income, reducing our cash flow from operations, reducing cash available for capital expenditures and other business initiatives or impacting the value of our common stock.

iHeartCommunications provides the day-to-day cash management services for our cash activities and balances in the U.S. We do not have any material committed external sources of capital other than iHeartCommunications, and iHeartCommunications is not required to provide us with funds to finance our working capital or other cash requirements. We have no access to the cash transferred from us to iHeartCommunications under the cash management arrangement other than our right to demand payment by iHeartCommunications of the amounts owed to us under the Due from iHeartCommunications note. As of September 30, 2016, iHeartCommunications had $542.9 million recorded as “Cash and cash equivalents” on its consolidated balance sheets, of which $394.3 million was held by us and our subsidiaries, and we had $769.5 million due to us from

iHeartCommunications under the Due from iHeartCommunications note.  Further deterioration in the financial condition or liquidity of iHeartCommunications could result in its inability to repay amounts due to us under the Due from iHeartCommunications note when demanded or at maturity, and could also have the effect of increasing our borrowing costs or impairing our access to capital markets. If iHeartCommunications were to become insolvent or file for bankruptcy, we would be an unsecured creditor of iHeartCommunications.  In that event, we would be treated the same as other unsecured creditors of iHeartCommunications and, if we were not entitled to amounts outstanding or previously paid under the revolving promissory note, or could not obtain cash previously transferred to iHeartCommunications on a timely basis or retain cash previously received from iHeartCommunications, we could experience a liquidity shortfall.

In its Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016, iHeartCommunications stated that it was in compliance with the covenants contained in its material financing agreements as of September 30, 2016.  iHeartCommunications similarly stated in its Quarterly Report that its future results are also subject to significant uncertainty and there can be no assurance it will be able to maintain compliance with these covenants. Moreover, iHeartCommunications stated in its Quarterly Report that its ability to comply with the covenants in its material financing agreements may be affected by events beyond its control, including the uncertainties described under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Anticipated Cash Requirements" in its Quarterly Report and prevailing economic, financial and industry conditions.  As discussed therein, the breach of any covenants set forth in iHeartCommunications’ financing agreements would result in a default thereunder, and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be immediately due and payable. In addition, iHeartCommunications stated in its Quarterly Report that if iHeartCommunications is unable to repay its obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility.  Finally, iHeartCommunications stated in its Quarterly Report that a default or acceleration under any of its material financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.

We frequently evaluate strategic opportunities both within and outside our existing lines of business.  We expect from time to time to pursue additional acquisitions and may decide to dispose of certain businesses.  These acquisitions or dispositions could be material.

On October 24, 2016, the Company sold its International outdoor business in Australia (“Australia Outdoor”), for cash proceeds of $203.9 million.

Sources of Capital

As of September 30, 2016 and December 31, 2015, we had the following debt outstanding, cash and cash equivalents and amounts due from iHeartCommunications:

(In millions)	September 30, 2016	December 31, 2015
Clear Channel Worldwide Holdings Senior Notes due 2022	$2,725.0	$2,725.0
Clear Channel Worldwide Holdings Senior Subordinated Notes due 2020	2,200.0	2,200.0
Senior Revolving Credit Facility due 2018(1)	—	—
Clear Channel International B.V. Senior Notes due 2020	225.0	225.0
Other debt	18.4	19.0
Original issue discount	(7.0)	(7.8)
Long-term debt fees	(43.5)	(50.4)
Total debt	5,117.9	5,110.8
Less: Cash and cash equivalents	394.3	412.7
Less: Due from iHeartCommunications	769.5	930.8
	$3,954.1	$3,767.3

(1) The senior revolving credit facility provides for borrowings up to $75.0 million (the revolving credit commitment). As of September 30, 2016, we had $53.7 million of letters of credit outstanding, and $21.3 million of availability, under the senior revolving credit facility.

We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities.  Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Promissory Notes with iHeartCommunications
We maintain accounts that represent net amounts due to or from iHeartCommunications, which are recorded as “Due from iHeartCommunications” on our consolidated balance sheets.  The accounts represent our revolving promissory note issued by us to iHeartCommunications and the revolving promissory note issued by iHeartCommunications to us, in each case in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances.  The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand or when they mature on December 15, 2017.  Included in the accounts are the net activities resulting from day-to-day cash management services provided by iHeartCommunications.  Such day-to-day cash management services relate only to our cash activities and balances in the U.S. and exclude any cash activities and balances of our non-U.S. subsidiaries.  As of September 30, 2016 and December 31, 2015, the asset recorded in “Due from iHeartCommunications” on our consolidated balance sheet was $769.5 million and $930.8 million, respectively.  As of September 30, 2016, we had no borrowings under the revolving promissory note to iHeartCommunications. On February 4, 2016, our board of directors made a demand under the Due from iHeartCommunications note in the amount of $300.0 million, reducing the amount outstanding and used the repayment to partially fund a special cash dividend.

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

The net interest income for the three months ended September 30, 2016 and 2015 was $12.4 million and $15.6 million, respectively. The net interest income for the nine months ended September 30, 2016 and 2015 was $36.4 million and $45.9 million, respectively. At September 30, 2016 and December 31, 2015, the fixed interest rate on the “Due from iHeartCommunications” account was 6.5%, which is equal to the fixed interest rate on the CCWH Senior Notes. If the outstanding balance on the Due from iHeartCommunications note exceeds $1.0 billion and under certain other circumstances tied to iHeartCommunications’ liquidity, the rate will be variable but will in no event be less than 6.5% nor greater than 20%.

Our working capital requirements and capital for general corporate purposes, including acquisitions and capital expenditures, may be provided to us by iHeartCommunications, in its sole discretion, pursuant to a revolving promissory note issued by us to iHeartCommunications or pursuant to repayment of the revolving promissory note issued by iHeartCommunications to us.  If we are unable to obtain financing from iHeartCommunications, we may need to obtain additional financing from banks or other lenders, or through public offerings or private placements of debt or equity, strategic relationships or other arrangements at some future date.  As stated above, we may be unable to successfully obtain additional debt or equity financing on satisfactory terms or at all.

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

 Clear Channel Worldwide Holdings Senior Notes
As of September 30, 2016, CCWH senior notes represented $2.7 billion aggregate principal amount of indebtedness outstanding, which consisted of $735.75 million aggregate principal amount of 6.5% Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and $1,989.25 million aggregate principal amount of 6.5% Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes” and, together with the Series A CCWH Senior Notes, the “CCWH Senior Notes”). The CCWH Senior Notes are guaranteed by us, Clear Channel Outdoor, Inc. (“CCOI”) and certain of our direct and indirect subsidiaries.

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

Our consolidated leverage ratio, defined as total debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 7.5:1 as of September 30, 2016, and senior leverage ratio, defined as senior debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 4.0:1 as of September 30, 2016. As required by the definition of EBITDA in the CCWH Senior Notes indentures, our EBITDA for the preceding four quarters of $690.2 million is calculated as operating income (loss) before depreciation, amortization, impairment charges and gains and losses on acquisitions and divestitures plus share-based compensation and is further adjusted for the following: (i) costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses; (iii) non-cash charges; and (iv) various other items. Because our consolidated leverage ratio exceeded the limit in the incurrence tests described above, we are not currently permitted to incur additional indebtedness using the incurrence test in the Series A CCWH Senior Notes indenture and the Series B CCWH Senior Notes indenture, and we are not currently permitted to pay dividends from the proceeds of indebtedness or the excess proceeds from asset sales under the Series B CCWH Senior Notes indenture. There are other exceptions in these indentures that allow us to incur additional indebtedness and pay dividends.

The following table reflects a reconciliation of EBITDA (as defined by the CCWH Senior Notes indentures) to operating income and net cash provided by operating activities for the four quarters ended September 30, 2016:

Four Quarters Ended
(In millions)	September 30, 2016
EBITDA (as defined by the CCWH Senior Notes indentures)	$690.2
Less adjustments to EBITDA (as defined by the CCWH Senior Notes indentures):
Costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities	(12.7)
Extraordinary, non-recurring or unusual gains or losses or expenses (as referenced in the definition of EBITDA in the CCWH Senior Notes indentures)	(8.8)
Non-cash charges	(25.0)
Other items	8.7
Less: Depreciation and amortization, Impairment charges, Gains and losses on acquisitions and divestitures and Share-based compensation expense	(149.5)
Operating income	502.9
Plus: Depreciation and amortization, Impairment charges, Gain (loss) on disposal of operating and fixed assets and Share-based compensation expense	141.2
Less: Interest expense	(371.4)
Plus: Interest income on Due from iHeartCommunications	51.9
Less: Current income tax expense	(68.4)
Plus: Other income, net	(52.1)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	74.0
Change in assets and liabilities, net of assets acquired and liabilities assumed	83.1
Net cash provided by operating activities	$361.2

Clear Channel Worldwide Holdings Senior Subordinated Notes
As of September 30, 2016, CCWH Subordinated Notes represented $2.2 billion aggregate principal amount of indebtedness outstanding, which consist of $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes”).

The Series A CCWH Subordinated Notes indenture and Series B CCWH Subordinated Notes indenture restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test. In order to incur additional indebtedness under this test, our debt to adjusted EBITDA ratio (as defined by the indentures) must be lower than 7.0:1. The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B CCWH Subordinated Notes indenture also permits us to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if our debt to adjusted EBITDA ratios (as defined by the indenture) is lower than 7.0:1. Because our debt to adjusted EBITDA ratio exceeded the thresholds in the indentures as of September 30, 2016, we are not currently permitted to incur additional indebtedness using the incurrence test in the Series A CCWH Subordinated Notes Indenture and the Series B CCWH Subordinated Notes indenture, and we are not currently permitted to pay dividends from the proceeds of indebtedness or the excess proceeds from asset sales under the Series B CCWH Subordinated Notes indenture. The Series B CCWH Subordinated Notes indenture contains certain other exceptions that allow us to incur indebtedness and pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by us of amounts outstanding under the Due from iHeartCommunications note.  The Series A CCWH Subordinated Notes indenture does not limit our ability to pay dividends.

Senior Revolving Credit Facility Due 2018
During the third quarter of 2013, we entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital needs, to issue letters of credit and for other general corporate purposes.  As of September 30, 2016, there were no amounts outstanding under the revolving credit facility, and $53.7 million of letters of credit under the revolving credit facility which reduce availability under the facility. The revolving credit facility contains a springing covenant that requires us to maintain a secured leverage ratio (as defined in the revolving credit facility) of not more than 1.5:1 that is tested at the end of a quarter if availability under the facility is less than 75% of the aggregate commitments under the facility.  We were in compliance with the secured leverage ratio covenant as of September 30, 2016.
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

Other Debt
Other debt consists primarily of capital leases and loans with international banks.  As of September 30, 2016, approximately $18.4 million was outstanding as other debt.

iHeartCommunications’ Debt Covenants
iHeartCommunications’ senior secured credit facility contains a significant financial covenant which must be tested quarterly and requires iHeartCommunications to limit the ratio of its consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA (as defined by iHeartCommunications’ senior secured credit facility) for the preceding four quarters.  The maximum ratio permitted under this financial covenant was 8.75:1 for the four quarters ended September 30, 2016.  In its Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016, iHeartCommunications stated that it was in compliance with this covenant as of September 30, 2016.

Disposals
In the first quarter of 2016, Americas outdoor sold nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas for net proceeds of $592.6 million in cash and certain advertising assets in Florida.
In the second quarter of 2016, International outdoor sold its business in Turkey. As a result, we recognized a net loss of $56.6 million, which includes $32.2 million in cumulative translation adjustments that were recognized upon sale of the subsidiaries in Turkey.
On October 24, 2016, we sold our International outdoor business in Australia, for cash proceeds of $203.9 million.
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
On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit”. Our International segment is currently headquartered in the U.K. and transacts business in many key European markets.  The announcement of Brexit caused the British pound currency rate to weaken against the U.S. dollar.  Further, Brexit may create global economic uncertainty, which may cause our customers to closely monitor their costs and reduce the amount they spend on advertising.  Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.

Foreign Currency Exchange Rate Risk
We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported a net loss of $22.4 million and $95.6 million for three and nine months ended September 30, 2016, respectively.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net loss for the three months ended September 30, 2016 by $2.2 million and decreased our net loss for the nine months ended September 30, 2016 by $9.6 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three and nine months ended September 30, 2016 would have increased our net loss by a corresponding amount.
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

The Company performs its annual impairment test on indefinite-lived intangible assets and goodwill as of July 1 of each year.

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

On July 1, 2016, we performed our annual impairment test in accordance with ASC 350-30-35, resulting in no impairment charge.

In determining the fair value of our billboard permits, the following key assumptions were used:

•	Industry revenue growth forecast at 3.0% was used for the initial four-year period;

•	3.0% revenue growth was assumed beyond the initial four-year period;

•	Revenue was grown over a build-up period, reaching maturity by year 2;

•	Operating margins gradually climb to the industry average margin of up to 56.1%, depending on market size, by year 3; and

•	Assumed discount rate of 7.5%.

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

(In thousands)	Revenue	Profit	Discount
Description	Growth Rate	Margin	Rates
Billboard permits	$1,138,600	$162,800	$1,162,700
The estimated fair value of our billboard permits at July 1, 2016 was $4.0 billion while the carrying value was $1.0 billion. The estimated fair value of our billboard permits at July 1, 2015 was $3.1 billion while the carrying value was $1.1 billion.

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

On July 1, 2016, we performed our annual impairment test in accordance with ASC 350-30-35, resulting in a goodwill impairment charge of $7.3 million related to one of our International outdoor markets. In determining the fair value of our reporting units, we used the following assumptions:

•
Expected cash flows underlying our business plans for the periods 2016 through 2020. Our cash flow assumptions are based on detailed, multi-year forecasts performed by each of our operating segments, and reflect the advertising outlook across our businesses.

•	Cash flows beyond 2020 are projected to grow at a perpetual growth rate, which we estimated at 3.0%.

•	In order to risk adjust the cash flow projections in determining fair value; we utilized a discount rate of approximately 8.0% to 11.5% for each of our reporting units.

Based on our annual assessment using the assumptions described above, a hypothetical 10% reduction in the estimated fair value in each of our reporting units would not result in a material impairment condition.

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

(In thousands)	Revenue	Profit	Discount
Description	Growth Rate	Margin	Rates
Americas Outdoor	$860,000	$180,000	$820,000
International Outdoor	$330,000	$210,000	$260,000

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

•
our ability to generate sufficient cash from operations or liquidity-generating transactions and our need to allocate significant amounts of our cash to make payments on our indebtedness, which in turn could reduce our financial flexibility and ability to fund other activities;

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

ITEM 4.  CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 26, 2016, the plaintiff filed a motion seeking expedited discovery and an expedited trial on certain counts of its complaint. On June 27, 2016, the court denied the motion for an expedited trial and discovery, and on July 12, 2016, the parties stipulated to a schedule that would allow for a decision on the defendants’ forthcoming motion to dismiss by mid-September and a trial, if necessary, beginning February 27, 2017.  On July 20, 2016, the defendants filed a motion to dismiss plaintiff's verified stockholder derivative complaint for failure to state a claim upon which relief can be granted. A hearing was held on defendants' motion to dismiss on September 12, 2016. The court has not yet ruled on the motion.

ITEM 1A.  RISK FACTORS
For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015 (the "Annual Report") and our Quarterly Reports on Form 10-Q. There have not been any material changes in the risk factors disclosed in our Annual Report and Quarterly Reports.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the purchases of shares of our class A common stock made during the quarter ended September 30, 2016 by or on behalf of us or an affiliated purchaser:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 30	76,110	$6.99	—	$—
August 1 through August 31	1,306	4.17	—	—
September 1 through September 30	2,421	6.68	—	—
Total	79,837	$6.93	—	$—

(1)
The shares indicated consist of shares of our class A common stock tendered by employees to us during the three months ended September 30, 2016 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

November 9, 2016	/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and
Assistant Secretary