Form 10-K
period 2016-12-31
Clear Channel Outdoor Holdings, Inc.
filed 2017-02-23
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2016, or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to _________.
Commission File Number 001-32663
CLEAR CHANNEL OUTDOOR HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-0812139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 East Basse Road, Suite 100 San Antonio, Texas	78209
(Address of principal executive offices)	(Zip Code)
(210) 832-3700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class A Common Stock, $.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES [  ]  NO  [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  YES [ ]  NO [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act  Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [  ] Smaller reporting company [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]
As of June 30, 2016, the aggregate market value of the common stock beneficially held by non-affiliates of the registrant was approximately $277.2 million based on the closing sales price of the Class A common stock as reported on the New York Stock Exchange.
On February 20, 2017, there were 47,300,987 outstanding shares of Class A common stock (excluding 633,851 shares held in treasury) and 315,000,000 outstanding shares of Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Definitive Proxy Statement for the 2017 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I
ITEM 1.  BUSINESS
The Company
Clear Channel Outdoor Holdings, Inc. (“the Company”), a Delaware corporation, provides clients with advertising opportunities through billboards, street furniture displays, transit displays and other out-of-home advertising displays, such as wallscapes and spectaculars, which we own or operate in key markets worldwide.  Our business consists of two reportable operating segments:  Americas and International.  As of December 31, 2016, we owned or operated over 590,000 advertising displays worldwide.  For the year ended December 31, 2016, we generated consolidated revenue of approximately $2.7 billion, with $1.3 billion and $1.4 billion from our Americas and International segments, respectively.
Our History
We were incorporated in August 1995 under the name “Eller Media Company.”  In 1997, Clear Channel Communications, Inc., now iHeartCommunications, Inc. (“iHeartCommunications”), our parent company, entered the outdoor advertising industry with its acquisition of Eller Media Company.  We changed our name to Clear Channel Outdoor Holdings, Inc. in August 2005.
On November 11, 2005, we became a publicly traded company through an initial public offering, or IPO, in which we sold 10%, or 35.0 million shares, of our Class A common stock.  Prior to our IPO, we were an indirect wholly-owned subsidiary of iHeartCommunications.  As of December 31, 2016, iHeartCommunications, through its subsidiaries, owned all of our outstanding shares of Class B common stock and 10,726,917 shares of our Class A common stock, collectively representing approximately 89.9% of the outstanding shares of our common stock and approximately 99% of the total voting power of our common stock.
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
Our Business Segments
We have two reportable business segments, Americas outdoor advertising (“Americas”) and International outdoor advertising (“International”), which represented 47% and 53% of our 2016 revenue, respectively.
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
Americas Outdoor Advertising
We are one of the largest outdoor advertising companies in North America (based on revenues), which includes the United States, Canada and Latin America.  Approximately 90% of our revenue in our Americas segment was derived from the United States in each of the years ended December 31, 2016, 2015 and 2014.  As of December 31, 2016, we own or operate approximately 99,000 display structures in our Americas segment with operations in 43 of the 50 largest markets in the United States, including all of the 20 largest markets.
In the first quarter of 2016, Americas outdoor sold nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas for approximately $592.3 million in cash and certain advertising assets in Florida. During the first quarter of 2016, Americas segment also entered into an agreement to sell its Indianapolis, Indiana market in exchange for certain assets in Atlanta, Georgia, plus approximately $41.2 million in cash. The transaction closed in January 2017.
Our Americas assets consist of printed and digital billboards, street furniture and transit displays, airport displays and wallscapes and other spectaculars, which we own or operate under lease management agreements. Our Americas business is focused on metropolitan areas with dense populations.
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
Promote Outdoor Media Spending.  Given the attractive industry fundamentals of outdoor media and our depth and breadth of relationships with both local and national advertisers, we believe we can drive outdoor advertising's share of total media spending by using our dedicated national sales team to highlight the value of outdoor advertising relative to other media.  We have made and continue to make significant investments in research tools that enable our clients to better understand how our displays can successfully reach their target audiences and promote their advertising campaigns. Also, we are working closely with clients, advertising agencies and other diversified media companies to develop more sophisticated systems that will provide improved audience metrics for outdoor advertising, including our new programmatic effort to sell digital billboard advertisements using automated advertisement sales technology to introduce ease and efficiency to the out-of-home ad sales process and enable better targeting of digital billboard advertising.
Continue to Deploy Digital Displays.  Our long-term strategy for our outdoor advertising businesses includes pursuing the technology of digital displays, including flat screens, LCDs and LEDs, as additions to traditional methods of displaying our clients’ advertisements. Digital outdoor advertising provides significant advantages over traditional outdoor media. Our electronic displays are linked through centralized computer systems to instantaneously and simultaneously and rapidly change advertising copy on a large number of displays, allowing us to sell more advertising opportunities to advertisers. The ability to change copy by time of day and quickly change messaging based on advertisers’ needs creates additional flexibility for our customers. Although digital displays require more capital to construct compared to printed bulletins, the advantages of digital allow us to penetrate new accounts and categories of advertisers, as well as serve a broader set of needs for existing advertisers. Digital displays allow for high-frequency, 24-hour advertising changes in high-traffic locations and allow us to offer our clients optimal flexibility, distribution, circulation and visibility. We expect this trend to continue as we increase our quantity of digital inventory. As of December 31, 2016, we had deployed more than 1,100 digital billboards in 28 markets in the United States.

Sources of Revenue
Americas generated 47%, 48% and 46% of our revenue in 2016, 2015 and 2014, respectively.  Americas revenue is derived from the sale of advertising copy placed on our printed and digital displays.  Our display inventory consists primarily of billboards, street furniture displays and transit displays.  The margins on our billboard contracts, including those related to digital billboards, tend to be higher than those on contracts for other displays, due to their greater size, impact and location along major roadways that are highly trafficked.  Billboards comprise approximately two-thirds of our display revenues.  The following table shows the approximate percentage of revenue derived from each category for our Americas inventory:

	Year Ended December 31,
	2016	2015	2014
Billboards:
Bulletins	59%	58%	58%
Posters	10%	12%	12%
Street furniture displays	7%	6%	7%
Transit displays	16%	15%	16%
Spectaculars/wallscapes	4%	5%	3%
Other	4%	4%	4%
Total	100%	100%	100%
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

•
Bulletins.   Bulletins vary in size, with the most common size being 14 feet high by 48 feet wide.  Digital bulletins display static messages that resemble standard printed bulletins when viewed, but also allow advertisers to change messages throughout the course of a day, and may display advertisements for multiple customers.  Our electronic displays are linked through centralized computer systems to instantaneously and simultaneously change advertising copy as needed.  Because of their greater size, impact, high-frequency and 24-hour advertising changes, we typically receive our highest rates for digital bulletins.  Almost all of the advertising copy displayed on printed bulletins is computer printed on vinyl and transported to the bulletin where it is secured to the display surface.  Bulletins generally are located along major expressways, primary commuting routes and main intersections that are highly visible and heavily trafficked.  Our clients may contract for individual bulletins or a network of bulletins, meaning the clients’ advertisements are rotated among bulletins to increase the reach of the campaign.  Our client contracts for bulletins, either printed or digital, generally have terms ranging from four weeks to one year.

•
Posters.   Printed posters are approximately 11 feet high by 23 feet wide, and the printed junior posters are approximately 5 feet high by 11 feet wide.  Digital posters are available in addition to the traditional poster-size and junior poster-size.  Similar to digital bulletins, digital posters display static messages that resemble standard printed posters when viewed, and are linked through centralized computer systems to instantaneously and simultaneously change messages throughout the course of a day.  Advertising copy for printed posters is digitally printed on a single piece of polyethylene material that is then transported and secured to the poster surfaces.  Advertising copy for printed junior posters is printed using silk screen, lithographic or digital process to transfer the designs onto paper that is then transported and secured to the poster surfaces.  Posters generally are located in commercial areas on primary and secondary routes near point-of-purchase locations, facilitating advertising campaigns with greater demographic targeting than those displayed on bulletins.  Our poster rates typically are less than our bulletin rates, and our client contracts for posters generally have terms ranging from four weeks to one year.  Premiere displays, which consist of premiere panels and squares, are innovative hybrids between bulletins and posters that we developed to provide our clients with an alternative for their targeted marketing campaigns.  The premiere displays use one or more poster panels, but with vinyl advertising stretched over the panels similar to bulletins.  Our intent is to combine the creative impact of bulletins with the additional reach and frequency of posters.
Street Furniture Displays
Our street furniture displays include advertising surfaces on bus shelters, information kiosks, freestanding units and other public structures, are available in both printed and digital formats, and are primarily located in major metropolitan areas and along major commuting routes.  Generally, we are responsible for the construction and maintenance of street furniture structures.  Contracts for the right to place our street furniture displays in the public domain and sell advertising space on them are awarded by municipal and transit authorities in competitive bidding processes governed by local law.  Generally, these contracts have terms ranging from 10 to 20 years.  As compensation for the right to sell advertising space on our street furniture structures, we pay the municipality or transit authority a fee or revenue share that is either a fixed amount or a percentage of the revenue derived from the street furniture displays.  Typically, these revenue sharing arrangements include payments by us of minimum guaranteed amounts.  Client contracts for street furniture displays typically have terms ranging from four weeks to one year, and are typically for network packages of multiple street furniture displays.
Transit Displays
Our transit displays are advertising surfaces on various types of vehicles or within transit systems, including on the interior and exterior sides of buses, trains, trams, and within the common areas of rail stations and airports, and are available in both printed and digital formats.  Similar to street furniture, contracts for the right to place our displays on such vehicles or within such transit systems and to sell advertising space on them generally are awarded by public transit authorities in competitive bidding processes or are negotiated with private transit operators.  Generally, these contracts have terms ranging from five to ten years.  Our client contracts for transit displays generally have terms ranging from four weeks to one year.
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
Advertising Inventory and Markets
As of December 31, 2016, we owned or operated approximately 99,000 display structures in our Americas segment with operations in 43 of the 50 largest markets in the United States, including all of the 20 largest markets.  Therefore, no one property is material to our overall operations.  We believe that our properties are in good condition and suitable for our operations.
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
Construction and Operation
We typically own the physical structures on which our clients’ advertising copy is displayed.  We manage the construction of our structures centrally and erect them on sites we either lease or own or for which we have acquired permanent easements.  The site lease terms generally range from one to 20 years.  In addition to the site lease, we must obtain a permit to build the sign.

Permits are typically issued in perpetuity by the state or local government and typically are transferable or renewable for a minimal, or no, fee.  Printed bulletin and poster advertising copy is either printed with computer generated graphics on a single sheet of vinyl or placed on lithographed or silk-screened paper sheets supplied by the advertiser.  These advertisements are then transported to the site and in the case of vinyl, wrapped around the face of the site, and in the case of paper, pasted and applied like wallpaper to the site.  The operational process also includes conducting visual inspections of the inventory for display defects and taking the necessary corrective action within a reasonable period of time.
Client Categories
In 2016, the top five client categories in our Americas segment were business services, automotive, technology, beverage and travel.
Competition
The outdoor advertising industry in the Americas is fragmented, consisting of several large companies involved in outdoor advertising, such as OUTFRONT Media Inc. and Lamar Advertising Company, as well as numerous smaller and local companies operating a limited number of displays in a single market or a few local markets.  We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, mobile, social media, online and other forms of advertisement. Outdoor advertising companies compete primarily based on ability to reach consumers, which is driven by location of the display.
International Outdoor Advertising
Our International segment includes our operations in Europe and Asia, with approximately 34%, 34% and 35% of our revenue in this segment derived from France and the United Kingdom for the years ended December 31, 2016, 2015 and 2014.  As of December 31, 2016, we owned or operated more than 490,000 displays across 19 countries.
During the second quarter of 2016, International sold its business in Turkey for cash proceeds of $0.5 million.
During the fourth quarter of 2016, International sold its business in Australia for cash proceeds of $195.7 million, net of cash retained by the purchaser and closing costs.
Our International assets consist of street furniture and transit displays, billboards, mall displays, SmartBike programs and other spectaculars, which we own or operate under lease agreements.  Our International business is focused on densely populated metropolitan areas.
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
Differentiate on Sales and Marketing. For over five years, we have spent time and resources building commercial capabilities through a company wide sales force effectiveness program and an upgrade in our sales and marketing talent. These capabilities allow us to build and nurture relationships with our clients and their agencies as well as to offer packages and products that meet our clients’ advertising needs. Going forward, particular areas of focus include pricing, packaging and programmatic selling. Our new proprietary programmatic platform enables marketers to buy digital out of home inventory in audience-based packages, giving them the unique ability to manage their campaigns on a self-service basis.
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

Continue to Deploy Digital Display Networks.  Our digital outdoor displays are a dynamic medium, which enables our customers to engage in real-time, tactical, topical and flexible advertising. We will continue our focused and dedicated digital strategy and remain committed to the development of digital out-of-home communication solutions. Through our digital brand, Clear Channel Play, we are able to offer networks of digital displays in multiple formats and multiple environments including bus shelters, billboards, airports, transit, malls and flagship locations. Part of our long-term strategy is to pursue the diversification of our product offering by introducing novel technologies, such as beacons, small cells, wayfinding stations and provision of wifi in our street furniture network, as additions to traditional methods of displaying our clients’ advertisements. We are currently installing these technologies in a number of our markets. We seek to achieve greater consumer engagement and flexibility by delivering powerful, flexible and interactive campaigns that open up new possibilities for advertisers to engage with their target audiences. We had more than 9,600 digital displays in 15 countries across Europe and Asia as of December 31, 2016.
Sources of Revenue
Our International segment generated 53%, 52% and 54% of our revenue in 2016, 2015 and 2014, respectively.  Our International display inventory consists primarily of street furniture displays, billboards, transit displays and other out-of-home advertising displays. The following table shows the approximate percentage of revenue derived from each inventory category of our International segment:

	Year Ended December 31,
	2016	2015	2014
Street furniture displays	52%	52%	50%
Billboards	17%	19%	20%
Transit displays	10%	9%	10%
Other (1)	21%	20%	20%
Total	100%	100%	100%

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
Street Furniture Displays
Our International street furniture displays, available in printed and digital formats, are substantially similar to their Americas street furniture counterparts, and include bus shelters, freestanding units, various types of kiosks, benches and other public structures.  Internationally, contracts with municipal and transit authorities for the right to place our street furniture in the public domain and sell advertising on such street furniture typically provide for terms ranging from two to 15 years. The major difference between our International and Americas street furniture businesses is in the nature of the municipal contracts.  In our International outdoor business, these contracts typically require us to provide the municipality with a broader range of metropolitan amenities such as bus shelters with or without advertising panels, information kiosks and public wastebaskets, as well as space for the municipality to display maps or other public information.  In exchange for providing such metropolitan amenities and display space, we are authorized to sell advertising space on certain sections of the structures we erect in the public domain.  Our International street furniture is typically sold to clients as network packages of multiple street furniture displays, with contract terms ranging from one to two weeks.  Client contracts are also available for longer terms.

Billboards
The sizes of our International billboards are not standardized.  The billboards vary in both format and size across our networks, with the majority of our International billboards being similar in size to our posters used in our Americas business.
Our billboard inventory is primarily comprised of premium billboards and classic billboards and is available in printed and digital formats.

•
Premium. Digital premium billboards typically display static messages that resemble standard printed billboards when viewed, but also allow advertisers to change messages throughout the course of a day, and may display advertisements for multiple customers. Our electronic displays are linked through centralized computer systems to instantaneously and simultaneously change advertising copy as needed. Because of their greater size, impact, high frequency and 24-hour advertising changes, digital premium billboards typically deliver our highest rates. Almost all of the advertising copy displayed on printed premium billboards is digitally-printed and transported to the billboard where it is secured to the display surface. Premium billboards generally are located along major expressways, primary commuting routes and main intersections that are highly visible and heavily trafficked. Our clients may contract for individual billboards or a network of billboards.

•
Classic. Digital and printed classic billboards are available in a variety of formats across our markets. Similar to digital premium billboards, classic digital billboards typically display static messages that resemble standard printed posters when viewed, and are linked through centralized computer systems to instantaneously and simultaneously change messages throughout the course of a day. Advertising copy for printed classic billboards is digitally printed then transported and secured to the poster surfaces. Classic billboards generally are located in commercial areas on primary and secondary routes near point-of-purchase locations, facilitating advertising campaigns with greater demographic targeting than those displayed on premium billboards. Classic billboards typically deliver lower rates than our premium billboards. Our intent is to combine the creative impact of premium billboards with the additional reach and frequency of classic billboards.

Our billboards are primarily sold to clients as network packages with contract terms typically ranging from one to two weeks. Long-term client contracts are also available and typically have terms of up to one year. We lease the majority of our billboard sites from private landowners, usually for one to ten years.
Retail Displays
Our retail displays are mainly standalone advertising structures in or in close proximity to retail outlets such as malls and supermarkets. The right to place our displays in these locations and to sell advertising space on them generally is awarded by retail outlet operators such as large retailers or mall operators either through private tenders or bilateral negotiations. Upfront investment and ongoing maintenance costs vary across contracts. Contracts with mall operators and retailers have terms ranging from three to ten years. Our client contracts for retail displays, either printed or digital, generally have terms ranging from one week to two weeks.
Transit Displays
Our International transit display contracts are substantially similar to their Americas transit display counterparts. They are advertising surfaces on various types of vehicles or within transit systems, including on the interior and exterior sides of buses, trains, trams and within the common areas of rail stations and airports, and are available in both printed and digital formats. Similar to street furniture, contracts for the right to place our displays on such vehicles or within such transit systems and to sell advertising space on them generally are awarded by public transit authorities in competitive bidding processes or are negotiated with private transit operators. Our transit display contracts often require us to make only a minimal initial investment and few ongoing maintenance expenditures. Contracts with public transit authorities or private transit operators typically have terms ranging from two to five years. Our client contracts for transit displays, either printed or digital, generally have terms ranging from one week to one year, or longer.
Other International Displays and Services
The balance of our revenue from our International segment consists primarily of advertising revenue from other small displays and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services, and production and creative services revenue.  Our International inventory includes other small displays that are counted as separate displays since they form a substantial part of our network and International outdoor advertising revenue.  We also have a SmartBike bicycle rental program which provides bicycles for rent to the general public in several municipalities.  In exchange for operating these bike rental programs, we generally derive revenue from advertising rights to the bikes, bike stations, additional street furniture displays and/or a share of rental income from the local municipalities.  In several of our International markets, we sell equipment or provide cleaning and maintenance services as part of street furniture contracts with municipalities.
Advertising Inventory and Markets
As of December 31, 2016, we owned or operated more than 490,000 displays in our International segment, with operations across 19 countries.  Our International display count includes display faces, which may include multiple faces on a single structure, as well as small, individual displays.  As a result, our International display count is not comparable to our Americas display count, which includes only unique displays.  No one property is material to our overall operations.  We believe that our properties are in good condition and suitable for our operations.
Production
The majority of our International clients are advertisers targeting national or regional audiences whose business generally is placed with us through media or advertising agencies. These agencies often provide to our International clients creative services to design and produce the advertising copy, which is delivered to us either in digital format or in the traditional format of physical printed advertisements. For digital advertising campaigns, the digital advertisement is received by our content management system and is then distributed to our digital displays. For traditional advertising campaigns, the printed advertisement - whether in paper or vinyl - is shipped to centralized warehouses operated by us. The copy is then sorted and delivered to sites where it is installed on our displays.
Construction and Operation
The International manufacturing process largely consists of two elements: the manufacture and installation of advertising structures and the weekly preparation of advertising posters for distribution throughout our networks. We outsource the manufacturing of advertising structures to third parties and regularly seek competitive bids. We use a wide range of suppliers located in many of our markets, although much of our inventory is manufactured in China and Turkey. The design of street furniture structures (such as bus shelters, bicycle racks and kiosks) is typically done in conjunction with a third party design or architectural firm and followed by a competitive bidding process to select a manufacturer. Our street furniture sites are posted by our own employees or subcontractors who also clean and maintain the sites. The decision to use our own employees or subcontractors is made on a market-by-market basis taking into consideration the mix of products in the market and local labor costs.
Client Categories
In 2016, the top five client categories in our International segment, based on International revenue derived from these categories, were retail, entertainment, telecommunications, food and food products, and automotive, accessories and equipment.
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
Employees
As of December 31, 2016, we had approximately 1,400 domestic employees and approximately 4,400 international employees, of which approximately 5,100 were in direct operations and 700 were in administrative or corporate related activities.

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
This competitive bidding process presents a number of risks, including the following:

▪	we expend substantial cost and managerial time and effort to prepare bids and proposals for contracts that we may not win;

▪	we may be unable to estimate accurately the revenue derived from and the resources and cost structure that will be required to service any contract we win; and

▪
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

▪
our inability to successfully adopt or our being late in adopting technological changes and innovations that offer more attractive advertising alternatives than what we offer, which could result in a loss of advertising customers or lower advertising rates, which could have a material adverse effect on our operating results and financial performance;

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
In addition, on June 23, 2016, the United Kingdom (the "U.K.") held a referendum in which voters approved an exit of the U.K. from the European Union (the "E.U."), commonly referred to as "Brexit". International outdoor is currently headquartered in the U.K. and transacts business in many key European markets. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.'s withdrawal from the E.U. It is unclear how these negotiations will impact the economies of the U.K., the E.U. and other countries. This uncertainty may cause our customers to closely monitor their costs and reduce the amount they spend on advertising. In addition, the announcement of Brexit caused the British pound's currency rate to weaken against the U.S. dollar. Any of these or similar effects of Brexit could adversely impact our business, operating results, cash flows and financial condition.
Future dispositions, acquisitions and other strategic transactions could pose risks
We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue strategic dispositions of certain businesses, as well as acquisitions. These dispositions or acquisitions could be material. Our strategy involves numerous risks, including:

▪	our dispositions may negatively impact revenues from our national, regional and other sales networks;

▪	our dispositions may make it difficult to generate cash flows from operations sufficient to meet our anticipated cash requirements, including our debt service requirements;

▪	our acquisitions may prove unprofitable and fail to generate anticipated cash flows;

▪	to successfully manage our large portfolio of outdoor advertising and other businesses, we may need to:

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

▪	we may enter into markets and geographic areas where we have limited or no experience;

▪	we may encounter difficulties in the integration of operations and systems; and

▪	our management’s attention may be diverted from other business concerns.
Dispositions and acquisitions of outdoor advertising businesses may require antitrust review by U.S. federal antitrust agencies and may require review by foreign antitrust agencies under the antitrust laws of foreign jurisdictions. We can give no assurances that the DOJ, the FTC or foreign antitrust agencies will not seek to bar us from disposing of or acquiring outdoor advertising businesses or impose stringent undertaking on our business as a condition to the completion of an acquisition in any market where we already have a significant position.
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
If our security measures are breached, we could lose valuable information, suffer disruptions to our business, and incur expenses and liabilities including damages to our relationships with business partners and advertisers
Although we have implemented physical and electronic security measures that are designed to protect against the loss, misuse and alteration of our websites, digital assets and proprietary business information as well as, consumer, business partner and advertiser personally identifiable information, no security measures are perfect and impenetrable and we may be unable to anticipate or prevent unauthorized access.  A security breach could occur due to the actions of outside parties, employee error, malfeasance or a combination of these or other actions.  If an actual or perceived breach of our security occurs, we could lose competitively sensitive business information or suffer disruptions to our business operations, information processes or internal controls.  In addition, the public perception of the effectiveness of our security measures or services could be harmed; we could lose consumers, business partners and advertisers.  In the event of a security breach, we could suffer financial exposure in connection with penalties, remediation efforts, investigations and legal proceedings and changes in our security and system protection measures. Currently, not all of our systems are fully compliant with PCI-DSS standards and, as a result, we may face additional liability in the event of a security breach involving payment card information.
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
We are exposed to foreign currency exchange risks because a portion of our revenue is received in foreign currencies and translated to U.S. dollars for reporting purposes
We generate a portion of our revenues in currencies other than U.S. dollars. Changes in economic or political conditions, including Brexit, in any of the foreign countries in which we operate could result in exchange rate movement, new currency or exchange controls or other currency restrictions being imposed. Because we receive a portion of our revenues in currencies from the countries in which we operate, exchange rate fluctuations in any such currency could have an adverse effect on our profitability. A portion of our cash flows are generated in foreign currencies and translated to U.S. dollars for reporting purposes, and certain of the indebtedness held by our international subsidiaries is denominated in U.S. dollars, and, therefore, significant changes in the value of such foreign currencies relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on our indebtedness.
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

▪	potential adverse changes in the diplomatic relations of foreign countries with the United States;

▪	hostility from local populations;

▪	the adverse effect of foreign exchange controls

▪	government policies against businesses owned by foreigners;

▪	investment restrictions or requirements;

▪	expropriations of property without adequate compensation;

▪	the potential instability of foreign governments;

▪	the risk of insurrections;

▪	risks of renegotiation or modification of existing agreements with governmental authorities;

▪	difficulties collecting receivables and otherwise enforcing contracts with governmental agencies and others in some foreign legal systems;

▪	withholding and other taxes on remittances and other payments by subsidiaries;

▪	changes in tax structure and level; and

▪	changes in laws or regulations or the interpretation or application of laws or regulations.
Our International operations involve contracts with, and regulation by, foreign governments.  We operate in many parts of the world that experience corruption to some degree.  Although we have policies and procedures in place that are designed to promote legal and regulatory compliance (including with respect to the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act), our employees, subcontractors and agents could take actions that violate applicable anticorruption laws or regulations.  Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, financial position and results of operations.
Risks Related to Our Relationship with iHeartCommunications
Because iHeartCommunications controls substantially all of the total voting power of our common stock, investors will not be able to affect the outcome of any stockholder vote
As of December 31, 2016, iHeartCommunications indirectly owned (1) all of our outstanding shares of Class B common stock and (2) 10,726,917 shares of our Class A common stock, collectively representing approximately 89.9% of the outstanding shares of our common stock.  Each share of our Class B common stock entitles its holder to 20 votes and each share of our Class A common stock entitles its holder to one vote on all matters on which stockholders are entitled to vote.  As a result, as of December 31, 2016, iHeartCommunications controlled approximately 99% of the total voting power of our common stock.
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
If iHeartCommunications were to become insolvent, we would be an unsecured creditor of iHeartCommunications.  In such event, we would be treated the same as other unsecured creditors of iHeartCommunications and, if we were not repaid or otherwise entitled to the full amounts outstanding under such note, or could not obtain such amounts on a timely basis, we could experience a liquidity shortfall.  At December 31, 2016 and 2015, the asset recorded in “Due from iHeartCommunications” on the consolidated balance sheet was $885.7 million and $930.8 million, respectively.
In addition, the Master Agreement and, in some cases, iHeartCommunications’ financing agreements, include restrictive covenants that, among other things, restrict our ability to:

▪	issue any shares of capital stock or securities convertible into capital stock;

▪	incur additional indebtedness;

▪	make certain acquisitions and investments;

▪	repurchase our stock;

▪	dispose of certain assets; and

▪	merge or consolidate.
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

▪
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

▪
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

▪
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

▪
Intercompany financing. iHeartCommunications may request and may exert pressure on us to engage in transactions for the purpose of supporting its liquidity needs, such as financings or asset sales, which may negatively affect our business operations, cash flows or capital structure.  In its Annual Report on Form 10-K filed with the SEC on February 23, 2017, iHeartCommunications stated its forecast of future cash flows indicates that such cash flows would not be sufficient for it to meet its obligations, including payment of the outstanding receivables based credit facility balance at maturity on December 24, 2017, as they become due in the ordinary course of business for a period of at least 12 months following February 23, 2017. While iHeartCommunications stated that it believes that the refinancing or the extension of the maturity date of the receivables based credit facility, combined with current funds and expected future cash flows, will be sufficient to enable it to meet its obligations as they become due in the ordinary course of business for a period of at least 12 months, there is no assurance that the receivables based credit facility will be extended in a timely manner or on acceptable terms, or at all.

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

▪	engaging in the same or similar business activities or lines of business as us; or

▪	doing business with any of our clients, customers or vendors.
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
An increase in the concentration of our stock ownership by iHeartCommunications could depress the market price for shares of our Class A common stock
As a result of the significant concentration of our stock ownership, we have a relatively small public float compared to the number of our shares outstanding, which may adversely affect the trading price for our Class A common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.  On August 9, 2010, iHeartCommunications, our indirect parent entity, announced a stock purchase program under which iHeartCommunications or its subsidiaries may purchase up to an aggregate of $100 million of our Class A common stock and/or the Class A common stock of iHeartMedia.  During 2011, 2014 and 2015, a subsidiary of iHeartCommunications purchased 10,726,917 shares of our Class A common stock. The stock purchase program concluded in 2015; however, future stock purchases would result in additional concentration of our stock ownership and further reduce our public float.  As of December 31, 2016, iHeartCommunications, through its subsidiaries, held approximately 89.9% of our outstanding shares of common stock.
Future sales or distributions of our shares by iHeartCommunications could depress the market price for shares of our Class A common stock
iHeartCommunications is not subject to any contractual obligation that would prohibit it from selling, spinning off, splitting off or otherwise disposing of any shares of our common stock and it has a contractual right, pursuant to demand registration rights described in the Registration Rights Agreement between us and iHeartCommunications, to distribute its shares of our common stock to iHeartMedia stockholders. iHeartCommunications may sell all or part of the shares of our common stock it owns or distribute those shares to the iHeartMedia stockholders. Accordingly, we cannot assure you iHeartCommunications will maintain its ownership of our common stock. Sales or distributions by iHeartCommunications of substantial amounts of our common stock in the public market or to the iHeartMedia stockholders could adversely affect prevailing market prices for our Class A common stock.
We currently do not pay regularly-scheduled dividends on our Class A common stock
We paid a special dividend on March 15, 2012, a special dividend on November 8, 2013 in connection with the settlement of litigation, a special dividend on August 11, 2014, a special dividend on January 7, 2016, a special dividend on February 4, 2016 and a special dividend on February 23, 2017.  We do not pay regularly-scheduled dividends and are subject to restrictions on our ability to pay dividends should we seek to do so in the future.  We are a holding company with no independent operations and no significant assets other than the stock of our subsidiaries.  We, therefore, are dependent upon the receipt of dividends or other distributions from our subsidiaries to pay dividends.  In addition, Clear Channel Worldwide Holdings, Inc.’s (“CCWH”) senior notes and CCWH’s senior subordinated notes contain restrictions on our ability to pay dividends.  If we elect not to pay dividends in the future or are prevented from doing so, the price of our Class A common stock must appreciate in order to realize a gain on your investment.  This appreciation may not occur.

Risks Related to Our Indebtedness
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful
We have a substantial amount of indebtedness.  At December 31, 2016, we had $5.1 billion of total indebtedness outstanding, including: (1) $2.7 billion aggregate principal amount of CCWH’s senior notes, net of unamortized discounts of $4.9 million, which mature in November 2022; (2) $2.2 billion aggregate principal amount of CCWH’s senior subordinated notes, which mature in March 2020; (3) $223.2 million aggregate principal amount outstanding of international subsidiary senior notes, net of unamortized discounts of $1.8 million, which mature in December 2020; and (4) $14.8 million of other debt. This large amount of indebtedness could have negative consequences for us, including, without limitation:

▪
requiring us to dedicate a substantial portion of our cash flow to the payment of principal and interest on indebtedness, thereby reducing cash available for other purposes, including to fund operations and capital expenditures, invest in new technology and pursue other business opportunities;

▪
limiting our liquidity and operational flexibility and limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

▪	limiting our ability to adjust to changing economic, business and competitive conditions;

▪	requiring us to defer planned capital expenditures, reduce discretionary spending, sell assets, restructure existing indebtedness or defer acquisitions or other strategic opportunities;

▪	limiting our ability to refinance any of the indebtedness or increasing the cost of any such financing;

▪	making us more vulnerable to an increase in interest rates, a downturn in our operating performance, a decline in general economic or industry conditions or a disruption in the credit markets; and

▪	making us more susceptible to negative changes in credit ratings, which could impact our ability to obtain financing in the future and increase the cost of such financing.
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
Because we derive all of our operating income from our subsidiaries, our ability to repay our debt depends upon the performance of our subsidiaries and their ability to dividend or distribute funds to us
We derive all of our operating income from our subsidiaries. As a result, our cash flow and the ability to service our indebtedness depend on the performance of our subsidiaries and the ability of those entities to distribute funds to us. We cannot assure you that our subsidiaries will be able to, or be permitted to, pay to us the amounts necessary to service our debt.
The documents governing our indebtedness and iHeartCommunications’ indebtedness contain restrictions that limit our flexibility in operating our business
Our material financing agreements and iHeartCommunications’ material financing agreements contain various covenants restricting, among other things, our ability to:

▪	make acquisitions or investments;

▪	make loans or otherwise extend credit to others;

▪	incur indebtedness or issue shares or guarantees;

▪	redeem, repurchase or retire our subordinated debt;

▪	create liens;

▪	enter into transactions with affiliates;

▪	sell, lease, transfer or dispose of assets;

▪	merge or consolidate with other companies; and

▪	make a substantial change to the general nature of our business.
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
Downgrades in our and iHeartCommunications’ credit ratings may adversely affect our borrowing costs, limit our financing options, reduce our flexibility under future financings and adversely affect our liquidity, and also may adversely impact our business operations
Our and iHeartCommunications’ corporate credit ratings are speculative-grade. Our and iHeartCommunications' corporate credit ratings and ratings outlook are subject to review by rating agencies from time to time and, on various occasions, have been downgraded. In the future, our or iHeartCommunications' corporate credit rating and rating outlook could be further downgraded. Any further reductions in our and iHeartCommunications’ credit ratings could increase our borrowing costs, reduce the availability of financing to us or increase the cost of doing business or otherwise negatively impact our business operations.
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
A wide range of factors could materially affect future developments and performance, including but not limited to:

▪	risks associated with weak or uncertain global economic conditions and their impact on the capital markets, including the effects of Brexit;

▪
other general economic and political conditions in the United States and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;

▪	industry conditions, including competition;

▪	the level of expenditures on advertising;

▪	legislative or regulatory requirements;

▪	fluctuations in operating costs;

▪	technological changes and innovations;

▪	changes in labor conditions and management;

▪	capital expenditure requirements;

▪	risks of doing business in foreign countries;

▪	fluctuations in exchange rates and currency values;

▪	the outcome of pending and future litigation;

▪	taxes and tax disputes;

▪	changes in interest rates;

▪	shifts in population and other demographics;

▪	access to capital markets and borrowed indebtedness;

▪	our ability to implement our business strategies;

▪	the risk that we may not be able to integrate the operations of acquired businesses successfully;

▪	the risk that our cost savings initiatives may not be entirely successful or that any cost savings achieved from those initiatives may not persist;

▪
our ability to generate sufficient cash from operations or other liquidity-generating transactions and our need to allocate significant amounts of our cash to make payments on our indebtedness, which in turn could reduce our financial flexibility and ability to fund other activities;

▪	the impact of our substantial indebtedness, including the effect of our leverage on our financial position and earnings;

▪	the risk that our strategic revenue and efficiency initiatives may not be entirely successful or that any cost savings achieved from such strategic revenue and efficiency initiatives may not persist;

▪
our relationship with iHeartCommunications, including its ability to elect all of the members of our board of directors and its ability as our controlling stockholder to determine the outcome of matters submitted to our stockholders and certain additional matters governed by intercompany agreements between us;

▪	the impact of the above and similar factors on iHeartCommunications, our primary direct or indirect external source of capital, which could have a significant need for capital in the future; and

▪	certain other factors set forth in our other filings with the SEC.
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
On July 20, 2016, the defendants filed a motion to dismiss plaintiff's verified stockholder derivative complaint for failure to state a claim upon which relief can be granted. On November 23, 2016, the Court granted defendants’ motion to dismiss all claims brought by the plaintiff.  On December 19, 2016, the plaintiff filed a notice of appeal of the ruling.
ITEM 4.  MINE SAFETY DISCLOSURES
Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following information with respect to our executive officers is presented as of February 23, 2017:

Name	Age	Position
Robert W. Pittman	63	Chairman and Chief Executive Officer
Richard J. Bressler	59	Chief Financial Officer
Scott R. Wells	48	Chief Executive Officer – Clear Channel Outdoor Americas
C. William Eccleshare	61	Chairman and Chief Executive Officer – Clear Channel Outdoor International
Steven J. Macri	48	Senior Vice President – Corporate Finance
Scott D. Hamilton	47	Senior Vice President, Chief Accounting Officer and Assistant Secretary
Robert H. Walls, Jr.	56	Executive Vice President, General Counsel and Secretary
The officers named above serve until their respective successors are chosen and qualified, in each case unless the officer sooner dies, resigns, is removed or becomes disqualified.
Robert W. Pittman is the Chairman and Chief Executive Officer of iHeartMedia, iHeartCommunications and iHeartMedia Capital I, LLC and the Chairman and Chief Executive Officer of the Company. Mr. Pittman was appointed as the Executive Chairman and a director of iHeartMedia and iHeartCommunications on October 2, 2011. He was appointed as Chairman of iHeartMedia and iHeartCommunications on May 17, 2013. He also was appointed as Chairman and Chief Executive Officer and a member of the board of managers of iHeartMedia Capital I, LLC on April 26, 2013. Prior to October 2, 2011, Mr. Pittman served as the Chairman of Media and Entertainment Platforms for iHeartMedia and iHeartCommunications since November 2010. He has been a member of, and an investor in, Pilot Group, a private equity investment company, since April 2003. Mr. Pittman was formerly Chief Operating Officer of AOL Time Warner, Inc. from May 2002 to July 2002. He also served as Co-Chief Operating Officer of AOL Time Warner, Inc. from January 2001 to May 2002, and earlier, as President and Chief Operating Officer of America Online, Inc. from February 1998 to January 2001. Mr. Pittman serves on the boards of numerous charitable organizations, including the Alliance for Lupus Research, the Rock and Roll Hall of Fame Foundation and the Robin Hood Foundation, where he has served as past Chairman. Mr. Pittman was selected to serve as a member of our Board because of his service as our Chief Executive Officer, as well as his extensive media experience gained through the course of his career.
Richard J. Bressler is the President, Chief Operating Officer, Chief Financial Officer and Director of iHeartMedia, iHeartMedia Capital I, LLC and iHeartCommuncations and the Chief Financial Officer of the Company.  Mr. Bressler was appointed as the Chief Financial Officer and President of iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommunications and the Company on July 29, 2013 and as Chief Operating Officer of iHeartMedia, iHeartMedia Capital I, LLC and iHeartCommunications on February 18, 2015. Prior thereto, Mr. Bressler was a Managing Director at THL. Prior to joining THL, Mr. Bressler was the Senior Executive Vice President and Chief Financial Officer of Viacom, Inc. from 2001 through 2005. He also served as Chairman and Chief Executive Officer of Time Warner Digital Media and, from 1995 to 1999, was Executive Vice President and Chief Financial Officer of Time Warner Inc. Prior to joining Time Inc. in 1988, Mr. Bressler was previously a partner with the accounting firm of Ernst & Young LLP. Mr. Bressler also currently is a director of iHeartMedia, iHeartCommunications and Gartner, Inc., a member of the board of managers of iHeartMedia Capital I, LLC and Mr. Bressler previously served as a member of the board of directors of American Media Operations, Inc., Nielsen Holdings B.V. and Warner Music Group Corp. and as a member of the J.P. Morgan Chase National Advisory Board. Mr. Bressler holds a B.B.A. in Accounting from Adelphi University.
Scott R. Wells is the Chief Executive Officer of Clear Channel Outdoor Americas at each of the iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommuncations and the Company and was appointed to this position on March 3, 2015.  Previously, Mr. Wells served as an Operating Partner at Bain Capital since January 2011 and prior to that served as an Executive Vice President at Bain Capital since 2007. Mr. Wells also was one of the leaders of the firm’s operationally focused Portfolio Group. Prior to joining Bain Capital, he held several executive roles at Dell, Inc. (“Dell”) from 2004 to 2007, most recently as Vice President of Public Marketing and On-Line in the Americas. Prior to joining Dell, Mr. Wells was a Partner at Bain & Company, where he focused primarily on technology and consumer-oriented companies. Mr. Wells was a member of our Board from August 2008 until March 2015. He currently serves as a director of Ad Council, the Achievement Network (ANet) and the Outdoor Advertising Association of America (OAAA). He has an M.B.A., with distinction, from the Wharton School of the University of Pennsylvania and a B.S. from Virginia Tech.

C. William Eccleshare is the Chairman and Chief Executive Officer- Clear Channel International at each of iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommuncations and the Company and was appointed to this position on March 2, 2015. Prior to such time, he served as Chief Executive Officer – Outdoor of iHeartMedia, iHeartCommuncations and the Company since January 24, 2012 and as Chief Executive Officer—Outdoor of iHeartMedia Capital I, LLC on April 26, 2013.  Prior to January 24, 2012, he served as Chief Executive Officer—Clear Channel Outdoor—International of iHeartMedia and iHeartCommunications since February 17, 2011 and as Chief Executive Officer—International of the Company since September 1, 2009.  Previously, he was Chairman and CEO of BBDO EMEA from 2005 to 2009.  Prior thereto, he was Chairman and CEO of Young & Rubicam EMEA since 2002.
Steven J. Macri is the Senior Vice President-Corporate Finance of iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommunications and the Company and the Chief Financial Officer of iHeartMedia's iHM segment. Mr. Macri was appointed Senior Vice President - Corporate Finance of iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommunications and the Company on September 9, 2014 and as the Chief Financial Officer of iHeartMedia division on October 7, 2013. Prior to joining the company, Mr. Macri served as Chief Financial Officer for LogicSource Inc., from March 2012 to September 2013. Prior to joining LogicSource, Mr. Macri was Executive Vice President and Chief Financial Officer at Warner Music Group Corp. from September 2008 to December 2011 and prior thereto served as Controller and Senior Vice President-Finance from February 2005 to August 2008. He has an MBA from New York University Stern School of Business and a B.S. in Accounting from Syracuse University.
Scott D. Hamilton is the Senior Vice President, Chief Accounting Officer and Assistant Secretary of iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommunications and the Company. Mr. Hamilton was appointed Senior Vice President, Chief Accounting Officer and Assistant Secretary of iHeartMedia, iHeartCommunications and the Company on April 26, 2010 and was appointed as Senior Vice President, Chief Accounting Officer and Assistant Secretary of iHeartMedia Capital I, LLC on April 26, 2013.  Prior to April 26, 2010, Mr. Hamilton served as Controller and Chief Accounting Officer of Avaya Inc. (“Avaya”), a multinational telecommunications company, from October 2008 to April 2010.  Prior thereto, Mr. Hamilton served in various accounting and finance positions at Avaya, beginning in October 2004.  Prior thereto, Mr. Hamilton was employed by PricewaterhouseCoopers from September 1992 until September 2004 in various roles including audit, transaction services and technical accounting consulting.
Robert H. Walls, Jr. is the Executive Vice President, General Counsel and Secretary of iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommunications and the Company.  Mr. Walls was appointed the Executive Vice President, General Counsel and Secretary of iHeartMedia, iHeartCommunications and the Company on January 1, 2010 and was appointed as Executive Vice President, General Counsel and Secretary of iHeartMedia Capital I, LLC on April 26, 2013.  On March 31, 2011, Mr. Walls was appointed to serve in the newly-created Office of the Chief Executive Officer for iHeartMedia Capital I, LLC, iHeartCommunications and the Company, in addition to his existing offices.  Mr. Walls served in the Office of the Chief Executive Officer for iHeartMedia Capital I, LLC and iHeartCommunications until October 2, 2011, and served in the Office of the Chief Executive Officer for the Company until January 24, 2012.  Mr. Walls was a founding partner of Post Oak Energy Capital, LP and served as Managing Director through December 31, 2009 and as an advisor to Post Oak Energy Capital, LP through December 31, 2013.

PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Shares of our Class A common stock trade on the New York Stock Exchange (“NYSE”) under the symbol “CCO.”  There were 73 stockholders of record as of February 20, 2017.  This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.  The following table sets forth, for the calendar quarters indicated, the reported high and low sales prices of our Class A common stock as reported on the NYSE:

	Class A Common Stock Market Price			Class A Common Stock Market Price
	High	Low		High	Low
2016			2015
First Quarter................	$4.71	$3.32	First Quarter................	$11.00	$9.01
Second Quarter...........	6.65	4.10	Second Quarter...........	11.61	9.63
Third Quarter..............	7.25	5.84	Third Quarter..............	10.23	7.09
Fourth Quarter............	6.25	4.90	Fourth Quarter............	7.65	4.78
There is no established public trading market for our Class B common stock.  There were 315,000,000 shares of our Class B common stock outstanding on February 20, 2017.  iHeartCommunications indirectly holds all of the shares of Class B common stock outstanding and 10,726,917 shares of Class A common stock, representing 89.9% of the shares outstanding and approximately 99% of the voting power.  The holders of our Class A common stock and Class B common stock have identical rights, except holders of our Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to 20 votes per share.  The shares of Class B common stock are convertible, at the option of the holder at any time or upon any transfer, into shares of Class A common stock on a one-for-one basis, subject to certain limited exceptions.
Dividend Policy
On March 15, 2012, we paid a special dividend in an amount equal to $6.0832 per share to the holders of record of our Class A and Class B common stock at the close of business on March 12, 2012 and, on November 8, 2013, in connection with the settlement of the derivative litigation related to the Due from iHeartCommunications note, we paid a special dividend in an amount equal to $0.5578 per share to the holders of record of our Class A and Class B common stock at the close of business on November 5, 2013.  On August 11, 2014, we paid a special dividend in an amount equal to $0.4865 per share to the holders of record of our Class A and Class B common stock at the close of business on August 4, 2014.  On January 7, 2016, we paid a special dividend in an amount equal to $0.6026 per share to the holders of record of our Class A and Class B common stock at the close of business on January 4, 2016.  On February 4, 2016, we paid a special dividend in an amount equal to $1.4937 per share to the holders of record of our Class A and Class B common stock at the close of business on February 1, 2016. On February 23, 2017 we paid a special dividend in an amount equal to $0.7797 per share to the holders of our Class A and Class B common stock at the close of business on February 20, 2017. We do not pay regularly scheduled dividends, and our ability to pay dividends on our common stock is subject to restrictions should we seek to do so in the future.
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
Sales of Unregistered Securities
We did not sell any equity securities during 2016 that were not registered under the Securities Act of 1933.
Purchases of Equity Securities
The following table sets forth the purchases made during the quarter ended December 31, 2016 by or on behalf of us or an affiliated purchaser of shares of our Class A common stock registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31	20,678	$5.75	—	$—
November 1 through November 30	—	—	—	—
December 1 through December 31	2,046	4.17	—	—
Total	22,724	$5.61	—	$—

(1)
The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended December 31, 2016 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

ITEM 6.  SELECTED FINANCIAL DATA
The following tables set forth our selected historical consolidated financial and other data as of the dates and for the periods indicated. The selected historical financial data are derived from our audited consolidated financial statements. Certain prior period amounts have been reclassified to conform to the 2016 presentation.  Historical results are not necessarily indicative of the results to be expected for future periods.  Acquisitions and dispositions impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.
The selected historical consolidated financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto located within Item 8 of Part II of  this Annual Report on Form 10-K.

(In thousands)	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Results of Operations Data:
Revenue	$2,702,395	$2,806,204	$2,961,259	$2,946,190	$2,946,944
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,435,569	1,494,902	1,596,888	1,594,728	1,603,492
Selling, general and administrative expenses (excludes depreciation and amortization)	515,202	531,504	548,519	543,572	574,662
Corporate expenses (excludes depreciation and amortization)	117,383	116,380	130,894	124,399	115,832
Depreciation and amortization	344,124	375,962	406,243	403,170	399,264
Impairment charges (1)	7,274	21,631	3,530	13,150	37,651
Other operating income (expense), net	354,688	(4,824)	7,259	22,979	50,943
Operating income	637,531	261,001	282,444	290,150	266,986
Interest expense, net	374,892	355,669	353,265	352,783	373,876
Interest income on Due from iHeartCommunications	50,309	61,439	60,179	54,210	63,761
Equity in earnings (loss) of nonconsolidated affiliates	(1,689)	(289)	3,789	(2,092)	843
Loss on extinguishment of debt	—	—	—	—	(221,071)
Other income (expense), net	(70,151)	12,387	15,185	998	(2,942)
Income (loss) before income taxes	241,108	(21,131)	8,332	(9,517)	(266,299)
Income tax benefit (expense)	(76,675)	(50,177)	8,787	(14,809)	107,089
Consolidated net income (loss)	164,433	(71,308)	17,119	(24,326)	(159,210)
Less amount attributable to noncontrolling interest	23,002	24,764	26,709	24,134	23,902
Net income (loss) attributable to the Company	$141,431	$(96,072)	$(9,590)	$(48,460)	$(183,112)

(1)
We recorded non-cash impairment charges of $7.3 million, $21.6 million, $3.5 million, $13.2 million and $37.7 million during 2016, 2015, 2014, 2013 and 2012, respectively. Our impairment charges are discussed more fully in Item 8 of Part II of this Annual Report on Form 10-K.

Net income (loss) attributable to the Company per common share:
Basic	$0.39	$(0.27)	$(0.03)	$(0.14)	$(0.54)
Weighted average common shares	360,294	359,508	358,565	357,662	356,915

Diluted	$0.39	$(0.27)	$(0.03)	$(0.14)	$(0.54)
Weighted average common shares	361,612	359,508	358,565	357,662	356,915

(In thousands)	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Current assets	$1,341,435	$1,567,697	$1,056,030	$1,214,143	$1,501,346
Property, plant and equipment, net	1,412,833	1,627,986	1,905,651	2,081,098	2,207,744
Total assets	5,718,828	6,306,788	6,296,629	6,685,069	7,034,032
Current liabilities	641,718	920,613	717,829	773,590	811,405
Long-term debt, net of current maturities	5,110,020	5,106,513	4,880,526	4,861,357	4,869,692
Stockholders’ equity (deficit)	(932,788)	(569,667)	(140,941)	160,108	446,089

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
We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Other operating income (expense), net, Interest expense, Interest income on Due from iHeartCommunications, Equity in earnings (loss) of nonconsolidated affiliates, Other income, net and Income tax benefit (expense) are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.
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
International
Similar to our Americas business, advertising rates generally are based on the gross ratings points of a display or group of displays. The number of impressions delivered by a display, in some countries, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic.  In addition, because our International advertising operations are conducted in foreign markets, including Europe and Asia, management reviews the operating results from our foreign operations on a constant dollar basis.  A constant dollar basis allows for comparison of operations independent of foreign exchange movements.
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
Macroeconomic Indicators
Our advertising revenue for our Americas and International segments is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally. According to the U.S. Department of Commerce, estimated U.S. GDP growth for 2016 was 1.6%. Internationally, our results are impacted by fluctuations in foreign currency exchange rates as well as the economic conditions in the foreign markets in which we have operations.
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
Under the Corporate Services Agreement, iHeartCommunications provides management services to us.  These services are charged to us based on actual direct costs incurred or allocated by iHeartCommunications based on headcount, revenue or other factors on a pro rata basis.  For the years ended December 31, 2016, 2015 and 2014, we recorded approximately $36.0 million, $30.1 million and $31.2 million, respectively, as a component of corporate expenses for these services.
The Trademark License Agreement entitles us to use (1) on a nonexclusive basis, the "Clear Channel" trademark and the Clear Channel "outdoor" trademark logo with respect to day-to-day operations of our business worldwide and on the Internet, and (2) certain other Clear Channel marks in connection with our business. On February 9, 2017, we entered into a binding option and letter of intent with iHeartMedia granting us a binding option to purchase the registered trademarks and domain names owned by iHeartMedia and its subsidiaries that incorporate one or more of the words "Clear" and/or "Channel," and any translations or derivations of any of the foregoing, together with any goodwill associated therewith. This option is exercisable in our sole and absolute discretion at any time between February 23, 2018 and February 23, 2019.
On August 9, 2010, iHeartCommunications announced that its board of directors approved a stock purchase program under which iHeartCommunications or its subsidiaries may purchase up to an aggregate of $100.0 million of our Class A common stock and/or the Class A common stock of iHeartMedia. As of December 31, 2014, an aggregate $34.2 million was available under this program. In January 2015, a subsidiary of iHeartCommunications purchased an additional 2,000,000 shares of the Company's Class A common stock for $20.4 million. On April 2, 2015, a subsidiary of iHeartCommunications purchased an additional 2,172,946 shares of the Company's Class A common stock for $22.2 million. As a result of this purchase, the stock purchase program concluded. The purchase of shares in excess of the amount available under the stock purchase program was separately approved by the iHeartCommunications' board of directors. As of December 31, 2016, iHeartCommunications' and its subsidiaries held 10,726,917 shares of the Company's Class A common stock and all of the Company's class B common stock, which represented 89.9% of the outstanding shares of the Company's common stock on a fully-diluted basis.

Executive Summary
The key developments in our business for the year ended December 31, 2016 are summarized below:

•
Consolidated revenue decreased $103.8 million during 2016 compared to 2015. Excluding a $47.6 million impact from movements in foreign exchange rates, consolidated revenue decreased $56.2 million during 2016 compared to 2015.

•
We sold nine non-strategic U.S. markets in the first quarter of 2016. We sold our businesses in Turkey and Australia in the second and fourth quarters of 2016, respectively. The markets had total revenues of $123.5 million in 2016 and $248.9 million in 2015 and we realized a net gain of $349.3 million on the sales of the markets.

•	We spent $13.0 million on strategic revenue and efficiency initiatives during 2016 to realign and improve our on-going business operations—a decrease of $7.3 million compared to 2015.

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
RESULTS OF OPERATIONS
Consolidated Results of Operations
The comparison of our historical results of operations for the year ended December 31, 2016 to the year ended December 31, 2015 is as follows:

(In thousands)	Years Ended December 31,		%
	2016	2015	Change
Revenue	$2,702,395	$2,806,204	(3.7)%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,435,569	1,494,902	(4.0)%
Selling, general and administrative expenses (excludes depreciation and amortization)	515,202	531,504	(3.1)%
Corporate expenses (excludes depreciation and amortization)	117,383	116,380	0.9%
Depreciation and amortization	344,124	375,962	(8.5)%
Impairment charges	7,274	21,631	(66.4)%
Other operating income (expense), net	354,688	(4,824)	(7,452.6)%
Operating income	637,531	261,001	144.3%
Interest expense	374,892	355,669
Interest income on Due from iHeartCommunications	50,309	61,439
Equity in earnings (loss) of nonconsolidated affiliates	(1,689)	(289)
Other income, net	(70,151)	12,387
Income (loss) before income taxes	241,108	(21,131)
Income tax expense	(76,675)	(50,177)
Consolidated net income (loss)	164,433	(71,308)
Less amount attributable to noncontrolling interest	23,002	24,764
Net income (loss) attributable to the Company	$141,431	$(96,072)
Consolidated Revenue
Consolidated revenue decreased $103.8 million during 2016 compared to 2015. Excluding a $47.6 million impact from movements in foreign exchange rates, consolidated revenue decreased $56.2 million during 2016 compared to 2015. The decrease in consolidated revenue is primarily due to the sale of certain U.S. markets and International businesses which generated $248.9 million in revenue in 2015 and $123.5 million in 2016. This decrease was partially offset by revenues from new digital assets and new contracts.

Consolidated Direct Operating Expenses
Consolidated direct operating expenses decreased $59.3 million during 2016 compared to 2015. Excluding the $29.0 million impact from movements in foreign exchange rates, consolidated direct operating expenses decreased $30.3 million during 2016 compared to 2015. Lower direct operating expenses was primarily due to the sale of certain U.S. markets and International businesses.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses decreased $16.3 million during 2016 compared to 2015. Excluding the $9.9 million impact from movements in foreign exchange rates, consolidated SG&A expenses decreased $6.4 million during 2016 compared to 2015. SG&A expenses were lower primarily due to the sale of nine non-strategic U.S. markets in the first quarter of 2016, and were partially offset by higher variable compensation expenses.
Corporate Expenses
Corporate expenses increased $1.0 million during 2016 compared to 2015. Excluding the $4.1 million impact from movements in foreign exchange rates, corporate expenses increased $5.1 million during 2016 compared to 2015 primarily resulting from higher litigation costs and higher expenses related to non-cash compensation plans.
Revenue and Efficiency Initiatives
Included in the amounts for direct operating expenses, SG&A and corporate expenses discussed above are expenses of $13.0 million and $20.3 million incurred in 2016 and 2015, respectively, in connection with our strategic revenue and efficiency initiatives. The costs were incurred to improve revenue growth, enhance yield, reduce costs, and organize each business to maximize performance and profitability.  These costs consist primarily of severance related to workforce initiatives, consolidation of locations and positions, consulting expenses and other costs incurred in connection with streamlining our businesses. These costs are expected to provide benefits in future periods as the initiative results are realized.  Of these costs for 2016, $2.7 million are reported within direct operating expenses, $7.8 million are reported within SG&A and $2.5 million are reported within corporate expense.  In 2015, such costs totaled $9.2 million, $4.3 million, and $6.8 million, respectively.
Depreciation and Amortization
Depreciation and amortization decreased $31.8 million during 2016 compared to 2015 primarily due to assets becoming fully depreciated or fully amortized, the sale of certain U.S. markets and International businesses, as well as the impact of movements in foreign exchange rates.
Impairment Charges
We perform our annual impairment test on our goodwill, billboard permits, and other intangible assets as of July 1 of each year.  In addition, we test for impairment of property, plant and equipment whenever events and circumstances indicate that depreciable assets might be impaired.  As a result of these impairment tests, during 2016, we recorded an impairment charge of $7.3 million during 2016 related to goodwill in one International business.  During 2015, we recognized a $21.6 million impairment charge related to billboard permits in one Americas market.  Please see Note 2 to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for a further description of the impairment charges.
Other Operating Income (Expense), Net
Other operating income, net of $354.7 million in 2016 primarily related to the net gain of $278.3 million on sale of nine non-strategic markets in the first quarter of 2016 and the net gain of $127.6 million on sale on our business in Australia in the fourth quarter of 2016, partially offset by the $56.6 million loss, which includes $32.2 million in cumulative translation adjustments, on the sale of our business in Turkey in the second quarter of 2016. In the first quarter of 2016, Americas sold nine non-strategic markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas for net proceeds of $592.3 million in cash and certain advertising assets in Florida.
Other operating expense, net of $4.8 million in 2015 primarily related to acquisition/disposition transaction costs.
Interest Expense
Interest expense increased $19.2 million in 2016 compared to 2015, primarily due to the issuance by Clear Channel International B.V. of its 8.75% Senior Notes due 2020 during the fourth quarter of 2015.

Interest Income on Due From iHeartCommunications
Interest income decreased $11.1 million during 2016 compared to 2015 due to the decrease in the average outstanding balance on the Due from iHeartCommunications note.
Equity in Loss of Nonconsolidated Affiliates
Equity in loss of nonconsolidated affiliates of $1.7 million and $0.3 million for 2016 and 2015, respectively, included the loss from our equity investments in our Americas and International segments.
Other Income (Expense), Net
Other expense was $70.2 million for 2016. Other income was $12.4 million for 2015. These amounts relate primarily to net foreign exchange gains and losses recognized in connection with intercompany notes denominated in foreign currencies. The decline in value during 2016 of the British pound against the Euro impacted Euro-denominated notes payable by one of our UK subsidiaries, which was the primary driver of the foreign exchange loss in 2016.
Income Tax Benefit (Expense)
Our operations are included in a consolidated income tax return filed by iHeartMedia.  However, for our financial statements, our provision for income taxes was computed as if we file separate consolidated federal income tax returns with our subsidiaries.
The effective tax rate for 2016 was 31.8% and was primarily impacted by the deferred tax benefits recorded in the current period for the release of valuation allowances in the U.S. and France. The release of the valuation allowance of $32.9 million in the U.S. was primarily due to the taxable income generated from the sale of nine non-strategic U.S. outdoor markets during the first quarter of 2016 and the release of valuation allowance in France of $43.3 million was due to positive evidence that now exists related to the Company’s ability to utilize certain net operating loss carryforwards in the future. The deferred tax benefits described above were partially offset by $54.7 million in tax expense attributable to the sale of our business in Australia during the period.
The effective tax rate for 2015 was (237.5)% and was primarily impacted by the $32.9 million valuation allowance recorded during the period as additional deferred tax expense. The valuation allowance was recorded against a portion of the U.S. Federal and State net operating losses due to the uncertainty of the ability to utilize those losses in future periods.  Additionally, the Company recorded additional taxes due to the inability to benefit from losses in certain foreign jurisdictions.
Americas Outdoor Advertising Results of Operations
Our Americas outdoor operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2016	2015	Change
Revenue	$1,278,413	$1,349,021	(5.2)%
Direct operating expenses	570,310	597,382	(4.5)%
SG&A expenses	225,415	233,254	(3.4)%
Depreciation and amortization	185,654	204,514	(9.2)%
Operating income	$297,034	$313,871	(5.4)%
Americas revenue decreased $70.6 million during 2016 compared to 2015. Excluding the $7.7 million impact from movements in foreign exchange rates, Americas revenue decreased $62.9 million during 2016 compared to 2015. The decrease in revenue is due to the $102.7 million impact of the sale of nine non-strategic U.S. markets in the first quarter of 2016. The decrease in revenue resulting from these sales was partially offset by increased revenues from digital billboards from new deployments and higher occupancy on existing digital billboards, as well as new airport contracts, and higher revenues in Latin America.
Americas direct operating expenses decreased $27.1 million during 2016 compared to 2015. Excluding the $3.6 million impact from movements in foreign exchange rates, Americas direct operating expenses decreased $23.5 million during 2016 compared to 2015. The decrease in direct operating expenses was driven by a $35.4 million decrease in direct operating expenses resulting from the sale of the nine non-strategic markets in the first quarter of 2016, partially offset by higher site lease expenses related to new airport contracts. Americas SG&A expenses decreased $7.9 million during 2016 compared to 2015. Excluding the $2.1 million impact from movements in foreign exchange rates, Americas SG&A expenses decreased $5.8 million during 2016 compared to 2015. This decrease was due to a $20.4 million decrease in SG&A expenses resulting from the sale of the nine non-

strategic U.S. markets in the first quarter of 2016, partially offset by higher variable compensation expense related to higher revenues.
Depreciation and amortization decreased $18.9 million. Excluding the $0.8 million impact from movements in foreign exchange rates, depreciation and amortization decreased $18.1 million primarily due to the sale of the nine non-strategic U.S. markets in the first quarter of 2016 and assets becoming fully depreciated or fully amortized.
International Outdoor Advertising Results of Operations
Our International operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2016	2015	Change
Revenue	$1,423,982	$1,457,183	(2.3)%
Direct operating expenses	865,259	897,520	(3.6)%
SG&A expenses	289,787	298,250	(2.8)%
Depreciation and amortization	152,758	166,060	(8.0)%
Operating income	$116,178	$95,353	21.8%
International revenue decreased $33.2 million during 2016 compared to 2015. Excluding the $39.9 million impact from movements in foreign exchange rates, International revenue increased $6.7 million during 2016 compared to 2015. The increase in revenue is due to growth across most of our markets including China, Italy, Spain, Sweden, France and Belgium, primarily from new digital assets and new contracts. This growth was partially offset by a $22.7 million decrease in revenue resulting from the sale of our businesses in Turkey and Australia in the second and fourth quarters of 2016, respectively, as well as lower revenue in the United Kingdom as a result of the London bus shelter contract not being renewed.
International direct operating expenses decreased $32.2 million during 2016 compared to 2015. Excluding the $25.4 million impact from movements in foreign exchange rates, International direct operating expenses decreased $6.8 million during 2016 compared to 2015. The decrease was driven by a $14.6 million decrease in direct operating expenses resulting from the sale of our businesses in Turkey and Australia and lower rent expense due to lower revenue in the United Kingdom as a result of the London bus shelter contract not being renewed. These decreases were partially offset by higher site lease and production expenses in countries experiencing revenue growth. International SG&A expenses decreased $8.5 million during 2016 compared to 2015. Excluding the $7.8 million impact from movements in foreign exchange rates, International SG&A expenses decreased $0.7 million during 2016 compared to 2015. The decrease in SG&A expenses was primarily due to a $3.0 million decrease resulting from the sale of our businesses in Turkey and Australia, partially offset by higher variable compensation expenses.
Included in 2015 International Outdoor direct operating expenses and SG&A expenses are $8.2 million and $3.2 million, respectively, recorded in the fourth quarter of 2015 to correct for accounting errors included in the results of our Netherlands subsidiary reported in prior years. Such corrections are not considered to be material to the prior year financial results.
Depreciation and amortization decreased $13.3 million. Excluding the $5.5 million impact from movements in foreign exchange rates, depreciation and amortization decreased $7.8 million primarily due to assets becoming fully depreciated or fully amortized.

Consolidated Results of Operations
The comparison of our historical results of operations for the year ended December 31, 2015 to the year ended December 31, 2014 is as follows:

(In thousands)	Years Ended December 31,		%
	2015	2014	Change
Revenue	$2,806,204	$2,961,259	(5.2)%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,494,902	1,596,888	(6.4)%
Selling, general and administrative expenses (excludes depreciation and amortization)	531,504	548,519	(3.1)%
Corporate expenses (excludes depreciation and amortization)	116,380	130,894	(11.1)%
Depreciation and amortization	375,962	406,243	(7.5)%
Impairment charges	21,631	3,530	512.8%
Other operating (expense) income, net	(4,824)	7,259	(166.5)%
Operating income	261,001	282,444	(7.6)%
Interest expense	355,669	353,265
Interest income on Due from iHeartCommunications	61,439	60,179
Equity in earnings (loss) of nonconsolidated affiliates	(289)	3,789
Other income, net	12,387	15,185
Loss before income taxes	(21,131)	8,332
Income tax benefit (expense)	(50,177)	8,787
Consolidated loss	(71,308)	17,119
Less amount attributable to noncontrolling interest	24,764	26,709
Net loss attributable to the Company	$(96,072)	$(9,590)
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
Consolidated SG&A Expenses
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
Impairment Charges
We perform our annual impairment test on our goodwill, billboard permits, and other intangible assets as of July 1 of each year. In addition, we test for impairment of property, plant and equipment whenever events and circumstances indicate that depreciable assets might be impaired. As a result of these impairment tests, during 2015, we recorded impairment charges of $21.6 million during 2015 related to billboard permits in one Americas outdoor market. During 2014, we recognized a $3.5 million other intangible assets impairment charge in our Americas segment primarily related to a decline in the estimated fair value of permanent easements in two markets. Please see Note 2 to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for a further description of the impairment charges.
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
Other Income, Net
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
The effective tax rate for 2015 was (237.5)% and was primarily impacted by the $32.9 million valuation allowance recorded during the period as additional deferred tax expense. The valuation allowance was recorded against a portion of the U.S. Federal and State net operating losses due to the uncertainty of the ability to utilize those losses in future periods. Additionally, the Company recorded additional taxes due to the inability to benefit from losses in certain foreign jurisdictions.
The effective tax rate for 2014 was (105.5)%, primarily impacted by our benefits and charges from tax amounts associated with our foreign earnings that are taxed at rates different from the federal statutory rate and an inability to benefit from losses in certain foreign jurisdictions. In addition, we recorded $20.0 million in net tax benefits associated with a decrease in unrecognized tax benefits resulting from the expiration of statutes of limitations to assess taxes in the United Kingdom and several state jurisdictions.
Americas Results of Operations
Our Americas operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2015	2014	Change
Revenue	$1,349,021	$1,350,623	(0.1)%
Direct operating expenses	597,382	605,771	(1.4)%
SG&A expenses	233,254	233,641	(0.2)%
Depreciation and amortization	204,514	203,928	0.3%
Operating income	$313,871	$307,283	2.1%
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
International Advertising Results of Operations
Our International operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2015	2014	Change
Revenue	$1,457,183	$1,610,636	(9.5)%
Direct operating expenses	897,520	991,117	(9.4)%
SG&A expenses	298,250	314,878	(5.3)%
Depreciation and amortization	166,060	198,143	(16.2)%
Operating income	$95,353	$106,498	(10.5)%
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
Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Years Ended December 31,
	2016	2015	2014
Americas Outdoor Advertising	$297,034	313,871	307,283
International Outdoor Advertising	116,178	95,353	106,498
Impairment charges	(7,274)	(21,631)	(3,530)
Corporate and other (1)	(123,095)	(121,768)	(135,066)
Other operating income, net	354,688	(4,824)	7,259
Consolidated operating income	$637,531	$261,001	$282,444

(1)	Corporate and other includes expenses related to Americas and International and as well as overall executive, administrative and support functions.
Share-Based Compensation Expense
As of December 31, 2016, there was $14.8 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  Based on the terms of the award agreements, this cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of December 31, 2016, there was $0.7 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.
Share-based compensation expenses are recorded in corporate expenses and were $10.2 million, $8.4 million and $7.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the years ended December 31, 2016, 2015 and 2014.

(In thousands)	Years Ended December 31,
	2016	2015	2014
Cash provided by (used for):
Operating activities	$310,293	$298,933	$348,423
Investing activities	$551,499	$(257,725)	$(206,431)
Financing activities	$(726,499)	$199,054	$(261,309)
Operating Activities
2016
Cash provided by operating activities was $310.3 million in 2016 compared to $298.9 million of cash provided in 2015.  Our consolidated net loss included $121.3 million of non-cash items in 2016.  Our consolidated net income in 2015 included $413.0 million of non-cash items. Non-cash items affecting our net loss include impairment charges, depreciation and amortization, deferred taxes, provision for doubtful accounts, amortization of deferred financing charges and note discounts, net, share-based compensation, gain on disposal of operating and fixed assets, equity in (earnings) loss of nonconsolidated affiliates and other reconciling items, net as presented on the face of the consolidated statement of cash flows.  The increase in cash provided by operating activities is primarily attributed to changes in working capital balances, particularly accounts receivable, which was driven primarily by lower revenues and improved collections, partially offset by an increase in cash paid for interest.
2015
Cash provided by operating activities was $298.9 million in 2015 compared to $348.4 million of cash provided in 2014.  Our consolidated net loss included $413.0 million of net non-cash items in 2015.  Our consolidated net loss in 2014 included $373.7 million of net non-cash items. Non-cash items affecting our net loss include impairment charges, depreciation and amortization, deferred taxes, provision for doubtful accounts, amortization of deferred financing charges and note discounts, net, share-based compensation, gain on disposal of operating and fixed assets, gain on marketable securities, equity in (earnings) loss of nonconsolidated affiliates, loss on extinguishment of debt, and other reconciling items, net as presented on the face of the consolidated statement of cash flows.  The decrease in cash provided by operating activities is primarily attributed to a decrease in net income as well as changes in working capital balances, particularly accounts receivable.
2014
Cash provided by operating activities in 2014 was $348.4 million compared to $414.6 million in 2013.  Our consolidated net loss included $373.7 million of net non-cash items in 2014.  Our consolidated net loss in 2013 included $385.7 million of net non-cash items. Non-cash items affecting our net loss include impairment charges, depreciation and amortization, deferred taxes, provision for doubtful accounts, amortization of deferred financing charges and note discounts, net, share-based compensation, gain on disposal of operating and fixed assets, gain on marketable securities, equity in (earnings) loss of nonconsolidated affiliates, loss on extinguishment of debt, and other reconciling items, net as presented on the face of the consolidated statement of cash flows.  Cash paid for interest was $1.0 million higher in 2014 compared to the prior year due to the timing of accrued interest payments from refinancing transactions.
Investing Activities
2016
Cash provided by investing activities of $551.5 million during 2016 primarily reflected $592.3 million of net cash proceeds from the sale of nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas, and the sale of our business in Australia for $195.7 million, net of cash retained by the purchaser and closing costs. Those sale proceeds were partially offset by $229.8 million used for capital expenditures.  We spent $81.4 million in our Americas segment primarily related to the construction of new advertising structures such as digital displays, $143.8 million in our International segment primarily related to street furniture advertising structures, and $4.6 million by Corporate primarily related to equipment and software.

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
2014
Cash used for investing activities of $206.4 million during 2014 reflected our capital expenditures of $231.2 million.  We spent $109.7 million in our Americas segment primarily related to the construction of new advertising structures such as digital displays, $117.5 million in our International segment primarily related to new advertising structures such as billboards and street furniture and renewals of existing contracts, and $4.0 million by Corporate primarily related to equipment and software.  Other cash provided by investing activities were $12.9 million of proceeds from sales of other operating and fixed assets.
Financing Activities
2016
Cash used for financing activities of $726.5 million during 2016 primarily reflected two cash dividends paid in the aggregate amount of $755.5 million, partially offset by net transfers of $45.1 million in cash from iHeartCommunications, which represents the activity in the “Due from iHeartCommunications” account.
2015
Cash provided by financing activities of $199.1 million during 2015 primarily reflected the proceeds from the issuance of $225.0 million of senior notes by our subsidiary Clear Channel International B.V. We also received $17.0 million in cash from iHeartCommunications, which represents the activity in the “Due from/to iHeartCommunications” account.
On December 20, 2015, our board of directors declared a special cash dividend of $217.8 million that was paid on January 7, 2016 and was reflected as cash used for financing activities in the first quarter of 2016.
2014
Cash used for financing activities of $261.3 million during 2014 primarily reflected the $175.0 million dividend paid as well as net transfers of $68.8 million in cash to iHeartCommunications, which represents the activity in the “Due from/to iHeartCommunications” account.  Other cash used for financing activities included net payments to noncontrolling interests of $19.0 million.
Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, cash flow from operations, the revolving promissory note with iHeartCommunications and our senior revolving credit facility.  As of December 31, 2016, we had $542.0 million of cash on our balance sheet, including $180.1 million of cash held outside the U.S. by our subsidiaries, a portion of which is held by non-wholly owned subsidiaries or is otherwise subject to certain restrictions and not readily accessible to us.  We disclose in Item 8 of our Form 10-K within Note 1, Summary of Significant Accounting Policies, that our policy is to permanently reinvest the earnings of our non-U.S. subsidiaries as these earnings are generally redeployed in those jurisdictions for operating needs and continued functioning of their businesses.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant deficits, as calculated for tax law purposes, in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.
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
In the first quarter of 2016, we paid $757.8 million in special cash dividends to our stockholders.  As described under “Uses of Capital-Special Dividends” below, in the first quarter of 2016, we paid a $217.8 million dividend from the proceeds of the issuance of 8.75% Senior Notes due 2020 by Clear Channel International B.V. ("CCIBV"), one of our indirect subsidiaries, and a $540.0 million dividend with the proceeds of a $300 million repayment under the Due from iHeartCommunications note and the sale of our outdoor business in nine non-strategic markets. During the fourth quarter of 2016, we sold our business in Australia for cash proceeds of $195.7 million, net of cash retained by the purchaser and closing costs. On February 9, 2017, we declared a special cash dividend to our stockholders of $282.5 million, to be paid using proceeds from the sales of certain non-strategic U.S. markets and of our business in Australia. We paid the dividend on February 23, 2017, of which 89.9% or approximately $254.0 million was paid to iHeartCommunications, with the remaining 10.1% or approximately $28.5 million paid to our public stockholders. The payment of these special dividends reduces the amount of cash available to us for future working capital, capital expenditure, debt service and other funding requirements.   Similarly, the repayment of the $300.0 million under the Due from iHeartCommunications note reduced the amount of the Due from iHeartCommunications note asset that is available to us as a source of liquidity.  Future special cash dividends will be dependent upon, among other things, our having sufficient available cash.
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
As our controlling stockholder, iHeartCommunications may request and may exert pressure on us to engage in transactions for the purpose of supporting its liquidity needs, such as financings or asset sales, which may negatively affect our business operations or our capital structure.  In its Annual Report on Form 10-K filed with the SEC on February 23, 2017, iHeartCommunications stated that its forecast of future cash flows indicates that such cash flows would not be sufficient for it to meet its obligations, including payment of the outstanding receivables based credit facility balance at maturity on December 24, 2017, as they become due in the ordinary course of business for a period of at least 12 months following February 23, 2017. While iHeartCommunications stated that it believes that the refinancing or the extension of the maturity date of the receivables based credit facility, combined with current funds and expected future cash flows, will be sufficient to enable it to meet its obligations as they become due in the ordinary course of business for a period of at least 12 months following February 23, 2017, there is no assurance that the receivables based credit facility will be extended in a timely manner or on acceptable terms, or at all.
iHeartCommunications provides the day-to-day cash management services for our cash activities and balances in the U.S. We do not have any material committed external sources of capital other than iHeartCommunications, and iHeartCommunications is not required to provide us with funds to finance our working capital or other cash requirements. We have no access to the cash transferred from us to iHeartCommunications under the cash management arrangement other than our right to demand payment by iHeartCommunications of the amounts owed to us under the Due from iHeartCommunications note. As of December 31, 2016, iHeartCommunications had $845.0 million recorded as “Cash and cash equivalents” on its consolidated balance sheets, of which $542.0 million was held by us and our subsidiaries, and we had $885.7 million due to us from iHeartCommunications under the Due from iHeartCommunications note.  Further deterioration in the financial condition or liquidity of iHeartCommunications could result in its inability to repay amounts due to us under the Due from iHeartCommunications note when demanded or at maturity, and could also have the effect of increasing our borrowing costs or impairing our access to capital markets. If iHeartCommunications were to become insolvent or file for bankruptcy, we would be an unsecured creditor of iHeartCommunications. In that event, we would be treated the same as other unsecured creditors of iHeartCommunications and, if we were not repaid or otherwise entitled to amounts outstanding or previously paid under the revolving promissory note, or could not obtain cash previously transferred to iHeartCommunications on a timely basis or retain cash previously received from iHeartCommunications, we could experience a liquidity shortfall.
We were in compliance with the covenants contained in our material financing agreements as of December 31, 2016.  Our ability to comply with the maintenance covenant in our senior secured credit facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

In its Annual Report on Form 10-K filed with the SEC on February 23, 2017, iHeartCommunications stated that it was in compliance with the covenants contained in its material financing agreements as of December 31, 2016, other than a payment default on notes held by a subsidiary of iHeartCommunications that has informed iHeartCommunications it does not intend to collect the principal amount due or exercise or request enforcement of any remedy with respect to the payment default under the applicable indenture.  iHeartCommunications stated that this payment default is below the $100.0 million cross-default threshold in iHeartCommunications' debt documents. iHeartCommunications similarly stated in its Annual Report that its future results are subject to significant uncertainty and there can be no assurance it will be able to maintain compliance with these covenants.  iHeartCommunications stated in its Annual Report that these covenants include a requirement in its senior secured credit facilities that it receive an opinion from its auditors in connection with its year-end audit that is not subject to a "going concern" or like qualification or exception. Moreover, iHeartCommunications stated in its Annual Report that its ability to comply with the covenants in its material financing agreements may be affected by events beyond its control, including the uncertainties described under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Anticipated Cash Requirements" in its Annual Report and prevailing economic, financial and industry conditions.  As discussed therein, the breach of any covenants set forth in iHeartCommunications’ financing agreements would result in a default thereunder, and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be immediately due and payable. In addition, iHeartCommunications stated in its Annual Report that if iHeartCommunications is unable to repay its obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility.  Finally, iHeartCommunications stated in its Annual Report that a default or acceleration under any of its material financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.
We frequently evaluate strategic opportunities both within and outside our existing lines of business.  We expect from time to time to dispose of certain businesses and may pursue acquisitions.  These dispositions or acquisitions could be material.
Sources of Capital
As of December 31, 2016 and 2015, we had the following debt outstanding, cash and cash equivalents and amounts due from iHeartCommunications:

	December 31,
(In millions)	2016	2015
Clear Channel Worldwide Holdings Senior Notes due 2022	$2,725.0	$2,725.0
Clear Channel Worldwide Holdings Senior Subordinated Notes due 2020	2,200.0	2,200.0
Senior Revolving Credit Facility due 2018	—	—
Clear Channel International B.V. Senior Notes due 2020	225.0	225.0
Other debt	14.8	19.0
Original issue discount	(6.7)	(7.8)
Long-term debt fees	(41.1)	(50.4)
Total debt	5,117.0	5,110.8
Less: Cash and cash equivalents	542.0	412.7
Less: Due from iHeartCommunications	885.7	930.8
	$3,689.3	$3,767.3
We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities.  Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Promissory Notes with iHeartCommunications
We maintain accounts that represent net amounts due to or from iHeartCommunications, which are recorded as “Due from/to iHeartCommunications” on our consolidated balance sheets.  The accounts represent our revolving promissory note issued by us to iHeartCommunications and the Due from iHeartCommunications note, in each case in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances.  The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand or when they mature on December 15, 2017.  Included in the accounts are the net activities resulting from day-to-day cash management services provided by iHeartCommunications.  Such day-to-day cash management services relate only to our cash activities and balances in the U.S. and exclude any cash activities and balances of our non-U.S. subsidiaries.  As of December 31, 2016 and December 31, 2015, the asset recorded in “Due from

iHeartCommunications” on our consolidated balance sheet was $885.7 million and $930.8 million, respectively.  As of December 31, 2016, we had no borrowings under the cash management note to iHeartCommunications.
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
The net interest income for the years ended December 31, 2016, 2015 and 2014 was $50.3 million, $61.4 million and $60.2 million, respectively. At December 31, 2016, the fixed interest rate on the “Due from iHeartCommunications” account was 6.5%, which is equal to the fixed interest rate on the CCWH senior notes. On October 23, 2013, in accordance with the terms of the settlement, the interest rate on the Due from iHeartCommunications note was amended such that if the outstanding balance on the Due from iHeartCommunications note exceeds $1.0 billion and under certain other circumstances tied to iHeartCommunications’ liquidity, the rate will be variable but will in no event be less than 6.5% nor greater than 20%.
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
CCWH Senior Notes
As of December 31, 2016, CCWH senior notes represented $2.7 billion aggregate principal amount of indebtedness outstanding, which consisted of $735.8 million aggregate principal amount of Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and $1,989.2 million aggregate principal amount of Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes”).  The CCWH Senior Notes are guaranteed by us, Clear Channel Outdoor, Inc. (“CCOI”) and certain of our direct and indirect subsidiaries.
The CCWH Senior Notes are senior obligations that rank pari passu in right of payment to all unsubordinated indebtedness of CCWH and the guarantees of the CCWH Senior Notes rank pari passu in right of payment to all unsubordinated indebtedness of the guarantors.  Interest on the CCWH Senior Notes is payable to the trustee weekly in arrears and to the noteholders on May 15 and November 15 of each year.
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
The Series A CCWH Senior Notes indenture and Series B CCWH Senior Notes indenture restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test.  In order to incur (i) additional indebtedness under this test, our debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively,  and (ii) additional indebtedness that is subordinated to the CCWH Senior Notes under this test, our debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1 for total debt.  The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B CCWH Senior Notes indenture also permits us to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if our debt to adjusted EBITDA ratios (as defined by the indentures) are lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively. The Series A CCWH Senior Notes indenture does not limit our ability to pay dividends.  Because our consolidated leverage ratio exceeded the limit in the incurrence tests described above, we are not currently permitted to incur additional indebtedness using the incurrence test in the Series A CCWH Senior Notes indenture and the Series B CCWH Senior Notes indenture, and we are not currently permitted to pay dividends from the proceeds of indebtedness or the excess proceeds from asset sales under the Series B CCWH Senior Notes indenture. There are other exceptions in these indentures that allow us to incur additional indebtedness and pay dividends. The exceptions in the Series B CCWH Senior Notes indenture that allow us to pay dividends include (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by us of amounts outstanding under the revolving promissory note issued by iHeartCommunications to us.
Consolidated leverage ratio, defined as total debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 7.8:1 at December 31, 2016, and senior leverage ratio, defined as senior debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 4.2:1 at December 31, 2016.  As required by the definition of EBITDA in the CCWH Senior Notes indentures, our EBITDA for the preceding four quarters of $661.2 million is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense), net, plus share-based compensation, and is further adjusted for the following: (i) costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses; (iii) non-cash charges; and (iv) various other items.

The following table reflects a reconciliation of EBITDA (as defined by the CCWH Senior Notes indentures) to operating income and net cash provided by operating activities for the four quarters ended December 31, 2016:

Four Quarters Ended
(In millions)	December 31, 2016
EBITDA (as defined by the CCWH Senior Notes indentures)	$661.2
Less adjustments to EBITDA (as defined by the CCWH Senior Notes indentures):
Costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities	(15.3)
Extraordinary, non-recurring or unusual gains or losses or expenses (as referenced in the definition of EBITDA in the CCWH Senior Notes indentures)	(9.8)
Non-cash charges	(10.5)
Other items	18.4
Less: Depreciation and amortization, Impairment charges, Other operating income, net and Share-based compensation expense	(6.5)
Operating income	637.5
Plus: Depreciation and amortization, Impairment charges, Gain (loss) on disposal of operating and fixed assets and Share-based compensation expense	(1.8)
Less: Interest expense	(374.9)
Plus: Interest income on Due from iHeartCommunications	50.3
Less: Current income tax expense	(45.3)
Plus: Other income, net	(70.7)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	90.7
Change in assets and liabilities, net of assets acquired and liabilities assumed	24.5
Net cash provided by operating activities	$310.3
CCWH Senior Subordinated Notes
As of December 31, 2016, CCWH Subordinated Notes represented $2.2 billion of aggregate principal amount of indebtedness outstanding, which consist of $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes”).  Interest on the CCWH Subordinated Notes is payable to the trustee weekly in arrears and to the noteholders on March 15 and September 15 of each year.
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
CCWH may redeem the CCWH Subordinated Notes, in whole or in part, at the redemption prices set forth in the applicable indenture governing the CCWH Subordinated Notes plus accrued and unpaid interest to the redemption date. Neither us nor any of our subsidiaries is permitted to make any purchase of, or otherwise effectively cancel or retire any Series A CCWH Subordinated Notes or Series B CCWH Subordinated Notes if, after giving effect thereto and, if applicable, any concurrent purchase of or other addition with respect to any Series B CCWH Subordinated Notes or Series A CCWH Subordinated Notes, as applicable, the ratio of (a) the outstanding aggregate principal amount of the Series A CCWH Subordinated Notes to (b) the outstanding aggregate principal amount of the Series B CCWH Subordinated Notes shall be greater than 0.25, subject to certain exceptions.
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
The Series A CCWH Subordinated Notes indenture and Series B CCWH Subordinated Notes indenture restrict CCOH’s ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test.  In order to incur additional indebtedness under this test, our debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1.  The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B CCWH Subordinated Notes indenture also permits us to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if its debt to adjusted EBITDA ratios (as defined by the indentures) is lower than 7.0:1.  The Series A CCWH Senior Subordinated Notes indenture does not limit our ability to pay dividends.  Because our consolidated leverage ratio exceeded the limit in the incurrence tests described above, we are not currently permitted to incur additional indebtedness using the incurrence test in the Series A CCWH Subordinated Notes indenture and the Series B CCWH Subordinated Notes indenture, and we are not currently permitted to pay dividends from the proceeds of indebtedness or the excess proceeds from asset sales under the Series B CCWH Subordinated Notes indenture. There are other exceptions in these indentures that allow us to incur additional indebtedness and pay dividends. The exceptions in the Series B CCWH Subordinated Notes indenture that allow us to pay dividends include (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by us of amounts outstanding under the revolving promissory note issued by iHeartCommunications to us.
CCIBV Senior Notes
As of December 31, 2016, Clear Channel International B.V., an international subsidiary of ours, had $225.0 million aggregate principal amount outstanding of its 8.75% Senior Notes due 2020 (“CCIBV Senior Notes”).
The CCIBV Senior Notes mature on December 15, 2020 and bear interest at a rate of 8.75% per annum, payable semi-annually in arrears on June 15 and December 15 of each year.  The CCIBV Senior Notes are guaranteed by certain of our International outdoor business’s existing and future subsidiaries. The Company does not guarantee or otherwise assume any liability for the CCIBV Senior Notes. The notes are senior unsecured obligations that rank pari passu in right of payment to all unsubordinated indebtedness of Clear Channel International B.V., and the guarantees of the notes are senior unsecured obligations that rank pari passu in right of payment to all unsubordinated indebtedness of the guarantors of the notes.
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
Senior Revolving Credit Facility Due 2018
During the third quarter of 2013, we entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital needs, to issue letters of credit and for other general corporate purposes.  As of December 31, 2016, there were no amounts outstanding under the revolving credit facility, and $65.4 million of letters of credit under the revolving credit facility which reduce availability under the facility. The revolving credit facility contains a springing covenant that requires us to maintain a secured leverage ratio (as defined in the revolving credit facility) of not more than 1.5:1 that is tested at the end of a quarter if availability under the facility is less than 75% of the aggregate commitments under the facility.  We were in compliance with the secured leverage ratio covenant as of December 31, 2016.
Other Debt
Other debt consists primarily of loans with international banks.  As of December 31, 2016, approximately $14.8 million was outstanding as other debt.
iHeartCommunications’ Debt Covenants
The iHeartCommunications’ senior secured credit facility contains a significant financial covenant which requires iHeartCommunications to comply on a quarterly basis with a financial covenant limiting the ratio of its consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA for the preceding four quarters (maximum of 8.75:1).  In its Annual Report on Form 10-K filed with the SEC on February 23, 2017, iHeartCommunications stated that it was in compliance with this covenant as of December 31, 2016.
Dispositions and Other
In the first quarter of 2016, Americas outdoor sold nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas for net proceeds of $592.3 million in cash and certain advertising assets in Florida. We recognized a net gain of $278.3 million related to the sale, which is included within Other operating income (expense), net.
In the second quarter of 2016, International outdoor sold its business in Turkey. As a result, we recognized a net loss of $56.6 million, which includes $32.2 million in cumulative translation adjustments that were recognized upon sale of the subsidiaries in Turkey.
In the fourth quarter 2016, International outdoor sold its business in Australia for cash proceeds of $195.7 million. As a result, we recognized a net gain of $127.6 million, which is net of $14.6 million in cumulative translation adjustments that were recognized upon the sale of our business in Australia.
During 2014, we sold our 50% interest in Buspak, recognizing a gain on the sale of $4.5 million.

Uses of Capital
Capital Expenditures
Our capital expenditures for the years ended December 31, 2016, 2015 and 2014 were as follows:

(In millions)	Years Ended December 31,
	2016	2015	2014
Americas advertising	$81.4	$82.2	$109.7
International advertising	143.8	132.6	117.5
Corporate	4.6	3.5	4.0
Total capital expenditures	$229.8	$218.3	$231.2
Our capital expenditures are not of significant size individually and primarily relate to the ongoing deployment of digital displays and improvements to traditional displays in our Americas segment as well as new billboard and street furniture contracts and renewals of existing contracts in our International segment.
See the Contractual Obligations table under “Commitments and Contingencies” and Note 5 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K for the Company's future capital expenditure commitments.
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
Our short and long term cash requirements include minimum annual guarantees for our street furniture contracts and operating leases.  Noncancelable contracts and operating lease requirements are included in our direct operating expenses, which historically have been satisfied by cash flows from operations.  For 2017, we are committed to $137.4 million and $335.6 million for minimum annual guarantees and operating leases, respectively.  Our long-term commitments for minimum annual guarantees, operating leases and capital expenditure requirements are included in the table below.
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

The scheduled maturities of the CCWH Senior Notes, CCWH Subordinated Notes, CCIBV Senior Notes and other debt outstanding, and our future minimum rental commitments under non-cancelable lease agreements, minimum payments under other non-cancelable contracts, capital expenditure commitments and other long-term obligations as of December 31, 2016, are as follows:

(In thousands)	Payments due by Period
Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Long-term Debt:
CCWH Senior Notes	$2,725,000	$—	$—	$—	$2,725,000
CCWH Senior Subordinated Notes	2,200,000	—	—	2,200,000	—
CCIBV Senior Notes	225,000	—	—	225,000	—
Other Long-term Debt	14,798	6,972	928	644	6,254
Interest payments on long-term debt (1)	1,658	368	732	460	98
Non-cancelable operating leases	2,556,307	335,574	554,757	454,936	1,211,040
Non-cancelable contracts	1,745,506	363,137	555,692	415,443	411,234
Employment contracts	—	—	—	—	—
Capital expenditures	77,716	49,618	11,797	4,059	12,242
Unrecognized tax benefits (2)	23,772	—	—	—	23,772
Other long-term obligations (3)	235,539	(1,109)	10,864	19,880	205,904
Total	$11,172,278	$1,084,723	$1,737,431	$3,742,285	$4,607,839

(1)	Interest payments on long-term debt consist primarily of interest on the CCWH Senior Notes, the CCWH Senior Subordinated Notes and the CCIBV Senior Notes.

(2)
The non-current portion of the unrecognized tax benefits is included in the “Thereafter” column as we cannot reasonably estimate the timing or amounts of additional cash payments, if any, at this time.  For additional information, see Note 7 included in Item 8 of Part II of this Annual Report on Form 10-K.

(3)
Other long-term obligations consist of $39.5 million related to asset retirement obligations recorded pursuant to ASC 410-20, which assumes the underlying assets will be removed at some period over the next 55 years.  Also included in the table is $55.5 million related to retirement plans and $140.7 million related to other long-term obligations with a specific maturity.

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
MARKET RISK
We are exposed to market risks arising from changes in market rates and prices, including movements in equity security prices, foreign currency exchange rates and inflation.
Foreign Currency Exchange Rate Risk
We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported net income of $121.1 million for year ended December 31, 2016.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net income for the year ended December 31, 2016 by $12.1 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies would have increased our net income for the year ended December 31, 2016 by a corresponding amount.
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
During the third quarter of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This update provides a one-year deferral of the effective date for ASU No. 2014-09, Revenue from Contracts with Customers.  ASU No. 2014-09 provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP.  The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company expects to utilize the full retrospective method. The Company has substantially completed its evaluation of the potential changes from adopting the new standard on its future financial reporting and disclosures which included reviews of contractual terms for all of the Company’s significant revenue streams and the development of an implementation plan. The Company continues to execute on its implementation plan, including detailed policy drafting and training of segment personnel. Based on its evaluation, the Company does not expect material changes to its 2016 or 2017 consolidated revenues, operating income or balance sheets as a result of the implementation of this standard.
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
During the second quarter of 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). This update changes the accounting for certain aspects of share-based payments to employees. Income tax effects of share-based payment awards will be recognized in the income statement with the vesting or settlement of the awards and the record keeping for additional paid-in capital pools will no longer be necessary. Additionally, companies can make a policy election to either estimate forfeitures or recognize them as they occur. The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2016. The Company does not expect the provisions of this new standard to have a material impact on its consolidated financial statements.
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
During the third quarter of 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The new standard addresses the classification of cash flows related to certain cash receipts and cash payments. Additionally, the standard clarifies how the predominance principle should be used when cash receipts and cash payments have aspects of more than one class of cash flows. First, an entity will apply the guidance in Topic 230 and other applicable topics. If there is no guidance for those cash receipts and cash payments, an entity will determine each separately identifiable source or use and classify the receipt or payment based on the nature of the cash flow. If a receipt or payment has aspects of more than one class of cash flows and cannot be separated, the classification will depend on the predominant source or use. The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2017. The Company is currently evaluating the impact of the provisions of this new standard on its consolidated financial statements.
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
If our agings were to improve or deteriorate resulting in a 10% change in our allowance, we estimated that our bad debt expense for the year ended December 31, 2016 would have changed by approximately $2.2 million.
Leases
The most significant estimates used by management in accounting for leases and the impact of these estimates are as follows:
Expected lease term Our expected lease term includes both contractual lease periods and cancelable option periods where failure to exercise such options would result in an economic penalty. The expected lease term is used in determining whether the lease is accounted for as an operating lease or a capital lease. A lease is considered a capital lease if the lease term exceeds 75% of the leased asset's useful life. The expected lease term is also used in determining the depreciable life of the asset. An increase in the expected lease term will increase the probability that a lease may be considered a capital lease and will generally result in higher interest and depreciation expense for a leased property recorded on our balance sheet.
Incremental borrowing rate The incremental borrowing rate is primarily used in determining whether the lease is accounted for as an operating lease or a capital lease. A lease is considered a capital lease if the net present value of the minimum lease payments is greater than 90% of the fair market value of the property. An increase in the incremental borrowing rate decreases the net present value of the minimum lease payments and reduces the probability that a lease will be considered a capital lease.
Fair market value of leased asset The fair market value of leased property is generally estimated based on comparable market data as provided by third-party sources. Fair market value is used in determining whether the lease is accounted for as an operating lease or a capital lease. A lease is considered a capital lease if the net present value of the minimum lease payments equals or exceeds 90% of the fair market value of the leased property. A higher fair market value reduces the likelihood that a lease will be considered a capital lease.
Long-lived Assets
Long-lived assets, including structures and other property, plant and equipment and definite-lived intangibles, are reported at historical cost less accumulated depreciation and amortization. We estimate the useful lives for various types of advertising structures and other long-lived assets based on our historical experience and our plans regarding how we intend to use those assets. Advertising structures have different lives depending on their nature, with large format bulletins generally having longer depreciable lives and posters and other displays having shorter depreciable lives. Street furniture and transit displays are depreciated over their estimated useful lives or appropriate contractual periods, whichever is shorter. Our experience indicates that the estimated useful lives applied to our portfolio of assets have been reasonable, and we do not expect significant changes to the estimated useful lives of our long-lived assets in the future. When we determine that structures or other long-lived assets will be disposed of prior to the end of their useful lives, we estimate the revised useful lives and depreciate the assets over the revised period. We also review long-lived assets for impairment when events and circumstances indicate that depreciable and amortizable long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value.
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
Annual Impairment Test
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
On July 1, 2016, we performed our annual impairment test in accordance with ASC 350-30-35, resulting in no impairment charge
In determining the fair value of our billboard permits, the following key assumptions were used:
•Industry revenue growth forecast at 3.0% was used for the initial four-year period;
•3.0% revenue growth was assumed beyond the initial four-year period;
•Revenue was grown over a build-up period, reaching maturity by year 2;
•Operating margins gradually climb to the industry average margin of up to 56.1%, depending on market size, by year 3; and
•Assumed discount rate of 7.5%.

While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the fair value of our indefinite-lived intangible assets, it is possible a material change could occur.  If future results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future.  The following table shows the decline in the fair value of our indefinite-lived intangible assets that would result from a 100 basis point decline in our discrete and terminal period revenue growth rate and profit margin assumptions, and a 100 basis point increase in our discount rate assumption:

(In thousands)
Description	Revenue growth rate	Profit margin	Discount rate
Billboard permits	$1,138,600	$162,800	$1,162,700

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
On July 1, 2016, we performed our annual impairment test in accordance with ASC 350-30-35, resulting in a goodwill impairment charge of $7.3 million related to one of our International outdoor markets. In determining the fair value of our reporting units, we used the following assumptions:
•Expected cash flows underlying our business plans for the periods 2016 through 2020. Our cash flow assumptions are based on detailed, multi-year forecasts performed by each of our operating segments, and reflect the advertising outlook across our businesses.
•Cash flows beyond 2020 are projected to grow at a perpetual growth rate, which we estimated at 3.0%.
•In order to risk adjust the cash flow projections in determining fair value; we utilized a discount rate of approximately 8.0% to 11.5% for each of our reporting units.

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

(In thousands)
Description	Revenue growth rate	Profit margin	Discount rates
Americas	$860,000	$180,000	$820,000
International	$330,000	$210,000	$260,000
Tax Provisions
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
We use our judgment to determine whether it is more likely than not that our deferred tax assets will be realized.  Deferred tax assets are reduced by valuation allowances if the Company believes it is more than likely than not that some portion or the entire asset will not be realized.
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
Due to the high rate of lease renewals over a long period of time, our calculation assumes all related assets will be removed at some period over the next 55 years.  An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site.  The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk-adjusted credit rate for the same period.  If our assumption of the risk-adjusted credit rate used to discount current year additions to the asset retirement obligation decreased approximately 1%, our liability as of December 31, 2016 would not be materially impacted.  Similarly, if our assumption of the risk-adjusted credit rate increased approximately 1%, our liability would not be materially impacted.
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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Required information is located within Item 7 of Part II of this Annual Report on Form 10-K.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Clear Channel Outdoor Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Clear Channel Outdoor Holdings, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clear Channel Outdoor Holdings, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Antonio, Texas
February 23, 2017

CONSOLIDATED BALANCE SHEETS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands)	December 31,	December 31,
	2016	2015
CURRENT ASSETS
Cash and cash equivalents	$541,995	$412,743
Accounts receivable, net of allowance of $22,398 in 2016 and $25,348 in 2015	593,070	697,583
Prepaid expenses	111,569	127,730
Assets held for sale	55,602	295,075
Other current assets	39,199	34,566
Total Current Assets	1,341,435	1,567,697
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,196,676	1,391,880
Other property, plant and equipment, net	216,157	236,106
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles	960,966	971,327
Other intangibles, net	299,617	342,864
Goodwill	696,263	758,575
OTHER ASSETS
Due from iHeartCommunications	885,701	930,799
Other assets	122,013	107,540
Total Assets	$5,718,828	$6,306,788
CURRENT LIABILITIES
Accounts payable	$86,870	$100,210
Accrued expenses	480,872	507,665
Dividends payable	—	217,017
Deferred income	67,005	91,411
Current portion of long-term debt	6,971	4,310
Total Current Liabilities	641,718	920,613
Long-term debt	5,110,020	5,106,513
Deferred tax liability	640,567	608,910
Other long-term liabilities	259,311	240,419
STOCKHOLDERS’ DEFICIT
Noncontrolling interest	149,886	187,775
Preferred stock, $.01 par value, 150,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share, authorized 750,000,000 shares, issued 47,947,123 and 46,661,114 shares in 2016 and 2015, respectively	479	467
Class B common stock, $.01 par value, 600,000,000 shares authorized, 315,000,000 shares issued and outstanding	3,150	3,150
Additional paid-in capital	3,431,667	3,961,515
Accumulated deficit	(4,127,206)	(4,268,637)
Accumulated other comprehensive loss	(386,658)	(451,833)
Cost of shares (633,851 in 2016 and 233,868 in 2015) held in treasury	(4,106)	(2,104)
Total Stockholders’ Deficit	(932,788)	(569,667)
Total Liabilities and Stockholders’ Deficit	$5,718,828	$6,306,788
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands, except per share data)	Years Ended December 31,
	2016	2015	2014
Revenue	$2,702,395	$2,806,204	$2,961,259
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,435,569	1,494,902	1,596,888
Selling, general and administrative expenses (excludes depreciation and amortization)	515,202	531,504	548,519
Corporate expenses (excludes depreciation and amortization)	117,383	116,380	130,894
Depreciation and amortization	344,124	375,962	406,243
Impairment charges	7,274	21,631	3,530
Other operating income (expense), net	354,688	(4,824)	7,259
Operating income	637,531	261,001	282,444
Interest expense	374,892	355,669	353,265
Interest income on Due from iHeartCommunications	50,309	61,439	60,179
Equity in earnings (loss) of nonconsolidated affiliates	(1,689)	(289)	3,789
Other income (expense), net	(70,151)	12,387	15,185
Income (loss) before income taxes	241,108	(21,131)	8,332
Income tax benefit (expense)	(76,675)	(50,177)	8,787
Consolidated net income (loss)	164,433	(71,308)	17,119
Less amount attributable to noncontrolling interest	23,002	24,764	26,709
Net income (loss) attributable to the Company	$141,431	$(96,072)	$(9,590)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	22,408	(112,729)	(123,104)
Unrealized holding gain (loss) on marketable securities	(576)	553	327
Other adjustments to comprehensive income (loss)	(11,814)	(10,266)	(11,438)
Reclassification adjustments	46,730	808	8
Other comprehensive income (loss)	56,748	(121,634)	(134,207)
Comprehensive income (loss)	198,179	(217,706)	(143,797)
Less amount attributable to noncontrolling interest	(8,427)	(11,154)	(6,426)
Comprehensive income (loss) attributable to the Company	$206,606	$(206,552)	$(137,371)
Net income (loss) attributable to the Company per common share:
Basic	$0.39	$(0.27)	$(0.03)
Weighted average common shares outstanding – Basic	360,294	359,508	358,565
Diluted	$0.39	$(0.27)	$(0.03)
Weighted average common shares outstanding – Diluted	361,612	359,508	358,565
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY (DEFICIT) OF
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands, except share data)				Controlling Interest
	Class A Common Shares Issued	Class B Common Shares Issued	Non-controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2013	44,117,843	315,000,000	$202,046	$3,591	$4,332,045	$(4,162,975)	$(213,572)	$(1,027)	$160,108
Net income (loss)	—	—	26,709	—	—	(9,590)	—	—	17,119
Exercise of stock options and other	1,113,439	—	—	11	2,390	—	—	(165)	2,236
Share-based payments	—	—	—	—	7,743	—	—	—	7,743
Dividends and other payments to noncontrolling interests	—	—	(18,995)	—	—	—	—	—	(18,995)
Dividends declared and paid ($0.4865/share)	—	—	—	—	(175,022)	—	—	—	(175,022)
Other	—	—	—	—	77	—	—	—	77
Other comprehensive loss	—	—	(6,426)	—	—	—	(127,781)	—	(134,207)
Balances at December 31, 2014	45,231,282	315,000,000	$203,334	$3,602	$4,167,233	$(4,172,565)	$(341,353)	$(1,192)	$(140,941)
Net income (loss)	—	—	24,764	—	—	(96,072)	—	—	(71,308)
Exercise of stock options and other	1,429,832	—	—	15	3,783	—	—	(912)	2,886
Share-based payments	—	—	—	—	8,359	—	—	—	8,359
Dividends and other payments to noncontrolling interests	—	—	(30,870)	—	—	—	—	—	(30,870)
Dividends declared ($0.6026/share)	—	—	—	—	(217,796)	—	—	—	(217,796)
Other	—	—	1,701	—	(64)	—	—	—	1,637
Other comprehensive loss	—	—	(11,154)	—	—	—	(110,480)	—	(121,634)
Balances at December 31, 2015	46,661,114	315,000,000	$187,775	$3,617	$3,961,515	$(4,268,637)	$(451,833)	$(2,104)	$(569,667)
Net income (loss)	—	—	23,002	—	—	141,431	—	—	164,433
Exercise of stock options and other	1,286,009	—	—	12	624	—	—	(2,002)	(1,366)
Share-based payments	—	—	—	—	10,238	—	—	—	10,238
Disposal of noncontrolling interest	—	—	(36,846)	—	—	—	—	—	(36,846)
Dividends and other payments to noncontrolling interests	—	—	(16,917)	—	—	—	—	—	(16,917)
Dividends declared and paid ($1.4937/share)	—	—	—	—	(540,034)	—	—	—	(540,034)
Other	—	—	1,299	—	(676)	—	—	—	623
Other comprehensive loss	—	—	(8,427)	—	—	—	65,175	—	56,748
Balances at December 31, 2016	47,947,123	315,000,000	$149,886	$3,629	$3,431,667	$(4,127,206)	$(386,658)	$(4,106)	$(932,788)
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands)	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Consolidated net income (loss)	$164,433	$(71,308)	$17,119
Reconciling items:
Impairment charges	7,274	21,631	3,530
Depreciation and amortization	344,124	375,962	406,243
Deferred taxes	31,333	3,539	(33,569)
Provision for doubtful accounts	10,659	13,384	7,150
Amortization of deferred financing charges and note discounts, net	10,572	8,770	8,660
Share-based compensation	10,238	8,359	7,743
Gain on disposal of operating and other assets	(363,485)	(5,468)	(7,801)
Equity in (earnings) loss of nonconsolidated affiliates	1,689	289	(3,789)
Other reconciling items, net	68,933	(13,440)	(14,461)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	30,308	(56,580)	(38,618)
(Increase) decrease in prepaid expenses and other current assets	(15,578)	(1,728)	5,982
Increase in accrued expenses	25,518	4,565	18,312
Increase (decrease) in accounts payable	(3,797)	30,642	(4,460)
Increase (decrease) in accrued interest	194	(4,072)	811
Increase (decrease) in deferred income	(18,119)	2,549	(5,370)
Changes in other operating assets and liabilities	5,997	(18,161)	(19,059)
Net cash provided by operating activities	310,293	298,933	348,423
Cash flows from investing activities:
Purchases of property, plant and equipment	(229,772)	(218,332)	(231,169)
Proceeds from disposal of assets	808,194	11,264	12,861
Purchases of other operating assets	(2,244)	(23,640)	(912)
Proceeds from sale of investment securities	781	—	15,834
Purchases of businesses	—	(24,701)	339
Change in other, net	(25,460)	(2,316)	(3,384)
Net cash provided by (used for) investing activities	551,499	(257,725)	(206,431)
Cash flows from financing activities:
Draws on credit facilities	—	—	3,010
Payments on credit facilities	(2,100)	(3,849)	(3,682)
Proceeds from long-term debt	6,856	222,777	—
Payments on long-term debt	(2,334)	(56)	(48)
Net transfers from (to) iHeartCommunications	45,099	17,007	(68,804)
Dividends and other payments to noncontrolling interests	(16,917)	(30,870)	(18,995)
Dividends paid	(755,538)	—	(175,022)
Deferred financing charges	(199)	(8,606)	(4)
Change in other, net	(1,366)	2,651	2,236
Net cash provided by (used for) financing activities	(726,499)	199,054	(261,309)
Effect of exchange rate changes on cash	(6,041)	(13,723)	(9,024)
Net increase (decrease) in cash and cash equivalents	129,252	226,539	(128,341)
Cash and cash equivalents at beginning of year	412,743	186,204	314,545
Cash and cash equivalents at end of year	$541,995	$412,743	$186,204
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest	$368,051	$356,021	$347,786
Cash paid during the year for income taxes	40,185	43,781	43,275
See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Clear Channel Outdoor Holdings, Inc. (the “Company”) is an outdoor advertising company which owns or operates advertising display faces domestically and internationally.   On November 11, 2005, the Company became a publicly traded company through an initial public offering (“IPO”), in which 10%, or 35.0 million shares, of the Company’s Class A common stock was sold.  Prior to the IPO, the Company was an indirect wholly-owned subsidiary of iHeartCommunications, Inc. (“iHeartCommunications”), a diversified media and entertainment company.  As of December 31, 2016, iHeartCommunications indirectly holds all of the 315.0 million shares of Class B common stock outstanding and 10,726,917 shares of Class A common stock, collectively representing 89.9% of the shares outstanding and approximately 99% of the voting power.   The holders of Class A common stock and Class B common stock have identical rights, except holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to 20 votes per share.   The Class B shares of common stock are convertible, at the option of the holder at any time or upon any transfer, into shares of Class A common stock on a one-for-one basis, subject to certain limited exceptions.
The Company operates in the outdoor advertising industry by selling advertising on billboards, street furniture displays, transit displays and other advertising displays.  The Company has two reportable business segments: Americas and International.  The Americas segment primarily includes operations in the United States, Canada and Latin America; the International segment primarily includes operations in Europe and Asia.
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
Going Concern
During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, the Company will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this update are effective for annual periods ending after December 15, 2016, and for interim periods thereafter. The Company adopted this standard for the year-ended December 31, 2016. See Note 6 - Related Party Transactions.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Land Leases and Other Structure Leases
Most of the Company’s advertising structures are located on leased land. Americas land leases are typically paid in advance for periods ranging from one to 12 months. International land leases are paid both in advance and in arrears, for periods ranging up to 12 months. Most international street furniture display faces are operated through contracts with municipalities for up to 15 years. The leased land and street furniture contracts often include a percent of revenue to be paid along with a base rent payment. Prepaid land leases are recorded as an asset and expensed ratably over the related rental term and rent payments in arrears are recorded as an accrued liability.

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
The Company performs its annual impairment test for its permits using a direct valuation technique as prescribed in ASC 805-20-S99. The Company engages a third party valuation firm, to assist the Company in the development of these assumptions and the Company’s determination of the fair value of its permits.
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
Goodwill
The Company performs its annual impairment test on July 1 of each year. The Company uses a discounted cash flow model to determine if the carrying value of the reporting unit, including goodwill, is less than the fair value of the reporting unit. The Company identified its reporting units in accordance with ASC 350-20-55. The Company’s U.S. outdoor advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test.  The Company also determined that within its Americas segment, Canada constitutes a separate reporting unit and each country in its International outdoor segment constitutes a separate reporting unit.  The Company had impairment of goodwill of $7.3 million for 2016 and no impairment of goodwill for 2015 and 2014.
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
Other Investments
Other investments are composed primarily of equity securities.  Securities for which fair value is determinable are classified as available-for-sale or trading and are carried at fair value based on quoted market prices.  Securities are carried at historical cost when quoted market prices are unavailable.  The net unrealized gains or losses on the available-for-sale securities, net of tax, are reported in accumulated other comprehensive loss as a component of stockholders’ equity (deficit).
The Company periodically assesses the value of available-for-sale and non-marketable securities and records impairment charges in the statement of comprehensive loss for any decline in value that is determined to be other-than-temporary.  The average cost method is used to compute the realized gains and losses on sales of equity securities. Based on these assessments, no impairments existed at December 31, 2016, 2015 and 2014.
Financial Instruments
Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at December 31, 2016 and 2015.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Income Taxes
The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion or the entire asset will not be realized. Generally, all earnings from the Company’s foreign operations are permanently reinvested and not distributed. The Company has not provided U.S. federal income taxes for temporary differences with respect to investments in foreign subsidiaries, which at December 31, 2016, currently result in tax basis amounts greater than the financial reporting basis. It is not apparent that these unrecognized deferred tax assets will reverse in the foreseeable future. If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes. This is a result of significant deficits, as calculated for tax law purposes, in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.  We regularly review our tax liabilities on amounts that may be distributed in future periods and provide for foreign withholding and other current and deferred taxes on any such amounts. The determination of the amount of federal income taxes, if any, that might become due in the event that our foreign earnings are distributed is not practicable.
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
Advertising Expense
The Company records advertising expense as it is incurred. Advertising expenses were $19.3 million, $21.1 million and $20.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Foreign Currency
Results of operations for foreign subsidiaries and foreign equity investees are translated into U.S. dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees are translated into U.S. dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders’ equity (deficit), “Accumulated other comprehensive loss”. Foreign currency transaction gains and losses are included in operations.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements
During the third quarter of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This update provides a one-year deferral of the effective date for ASU No. 2014-09, Revenue from Contracts with Customers.  ASU No. 2014-09 provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP.  The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company expects to utilize the full retrospective method. The Company has substantially completed its evaluation of the potential changes from adopting the new standard on its future financial reporting and disclosures which included reviews of contractual terms for all of the Company’s significant revenue streams and the development of an implementation plan. The Company continues to execute on its implementation plan, including detailed policy drafting and training of segment personnel. Based on its evaluation, the Company does not expect material changes to its 2016 or 2017 consolidated revenues, operating income or balance sheets as a result of the implementation of this standard.
During the second quarter of 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update simplifies the presentation of debt issuance costs as a deduction from the carrying value of the outstanding debt balance rather than showing the debt issuance costs as an asset.  The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2015.  The retrospective adoption of this guidance resulted in the reclassification of debt issuance costs of $50.4 million as of December 31, 2015, which are now reflected as “Long-term debt fees” in Note 4.
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
During the second quarter of 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). This update changes the accounting for certain aspects of share-based payments to employees. Income tax effects of share-based payment awards will be recognized in the income statement with the vesting or settlement of the awards and the record keeping for additional paid-in capital pools will no longer be necessary. Additionally, companies can make a policy election to either estimate forfeitures or recognize them as they occur. The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2016. The Company does not expect the provisions of this new standard to have a material impact on its consolidated financial statements.
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
During the third quarter of 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The new standard addresses the classification of cash flows related to certain cash receipts and cash payments. Additionally, the standard clarifies how the predominance principle should be used when cash receipts and cash payments have aspects of more than one class of cash flows. First, an entity will apply the guidance in Topic 230 and other applicable topics. If there is no guidance for those cash receipts and cash payments, an entity will determine each separately identifiable source or use and classify the receipt or payment based on the nature of the cash flow. If a receipt or payment has aspects of more than one class of cash flows and cannot be separated, the classification will depend on the predominant source or use. The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2017. The Company is currently evaluating the impact of the provisions of this new standard on its consolidated financial statements.
NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dispositions
During the first quarter of 2016, Americas sold nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas for net proceeds, which included cash and certain advertising assets in Florida, totaling $592.3 million.  The Company recognized a net gain of $278.3 million related to the sale, which is included within Other operating income (expense), net.
During the first quarter of 2016, Americas also entered into an agreement to sell its Indianapolis, Indiana market in exchange for certain assets in Atlanta, Georgia, plus approximately $41.2 million in cash. The transaction closed in January 2017 and was classified as held-for-sale and the related assets are separately presented on the face of the Consolidated Balance Sheet.
During the second quarter of 2016, International sold its business in Turkey. As a result, the Company recognized a net loss of $56.6 million, which includes $32.2 million in cumulative translation adjustments that were recognized upon the sale of the Company's subsidiaries in Turkey.
During the fourth quarter of 2016, International sold its business in Australia for cash proceeds of $195.7 million, net of cash retained by the purchaser and closing costs.  As a result, the Company recognized a net gain of $127.6 million, which is net of $14.6 million in cumulative translation adjustments that were recognized upon the sale of the Company's business in Australia.
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of December 31, 2016 and 2015, respectively.

(In thousands)	December 31,	December 31,
	2016	2015
Land, buildings and improvements	$152,775	$167,739
Structures	2,684,673	2,824,794
Furniture and other equipment	148,516	156,046
Construction in progress	58,585	54,701
	3,044,549	3,203,280
Less: accumulated depreciation	1,631,716	1,575,294
Property, plant and equipment, net	$1,412,833	$1,627,986
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
During 2016, the Company recognized no impairment charges related to billboard permits. During 2015, the Company recognized an impairment charge of $21.6 million related to billboard permits in one market.
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
The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of December 31, 2016 and 2015, respectively:

(In thousands)	December 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$563,863	$(426,752)	$635,772	$(457,060)
Permanent easements	159,782	—	156,349	—
Other	4,536	(1,812)	9,687	(1,884)
Total	$728,181	$(428,564)	$801,808	$(458,944)
Total amortization expense related to definite-lived intangible assets for the years ended December 31, 2016, 2015 and 2014 was $37.8 million, $49.2 million, and $66.8 million, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2017	$26,934
2018	19,907
2019	15,468
2020	13,204
2021	13,721

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
The Company recognized goodwill impairment of $7.3 million for the year ended December 31, 2016 based on declining future cash flows expected in one country in the International segment and no goodwill impairment for the year ended December 31, 2015.
The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	Americas	International	Consolidated
Balance as of December 31, 2014	$584,574	$232,538	$817,112
Acquisitions	—	10,998	10,998
Foreign currency	(709)	(19,644)	(20,353)
Assets held for sale	(49,182)	—	(49,182)
Balance as of December 31, 2015	$534,683	$223,892	$758,575
Impairment	—	(7,274)	(7,274)
Dispositions	(6,934)	(30,718)	(37,652)
Foreign currency	(1,998)	(5,051)	(7,049)
Assets held for sale	(10,337)	—	(10,337)
Balance as of December 31, 2016	$515,414	$180,849	$696,263
The balance at December 31, 2014 is net of cumulative impairments of $2.6 billion and $326.6 million in the Company’s Americas and International segments, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ASSET RETIREMENT OBLIGATION
The Company’s asset retirement obligation is reported in “Other long-term liabilities” with the current portion recorded in “Accrued liabilities” and relates to its obligation to dismantle and remove outdoor advertising displays from leased land and to reclaim the site to its original condition upon the termination or non-renewal of a lease or contract.  When the liability is recorded, the cost is capitalized as part of the related long-lived assets’ carrying value.  Due to the high rate of lease renewals over a long period of time, the calculation assumes that all related assets will be removed at some period over the next 55 years.  An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site.  The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk adjusted credit rate for the same period.
The following table presents the activity related to the Company’s asset retirement obligation:

(In thousands)	Years Ended December 31,
	2016	2015
Beginning balance	$45,125	$48,161
Adjustment due to changes in estimates	(5,431)	2,024
Accretion of liability	4,863	546
Liabilities settled	(4,104)	(2,720)
Foreign Currency	(1,002)	(2,886)
Ending balance	$39,451	$45,125
NOTE 4 – LONG-TERM DEBT
Long-term debt at December 31, 2016 and 2015 consisted of the following:

(In thousands)	December 31,	December 31,
	2016	2015
Clear Channel Worldwide Holdings Notes	$4,925,000	$4,925,000
Clear Channel International B.V. Senior Notes	225,000	225,000
Senior revolving credit facility due 2018	—	—
Other debt	14,798	19,003
Original issue discount	(6,738)	(7,769)
Long-term debt fees	(41,069)	(50,411)
Total debt	$5,116,991	$5,110,823
Less: current portion	6,971	4,310
Total long-term debt	$5,110,020	$5,106,513
The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.2 billion and $4.9 billion at December 31, 2016 and December 31, 2015, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 1.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Notes
As of December 31, 2016 and 2015, the Company had Senior Notes consisting of:

(In thousands)	Maturity Date	Interest Rate	Interest Payment Terms	12/31/2016	12/31/2015
CCWH Senior Notes:
6.5% Series A Senior Notes Due 2022	11/15/2022	6.5%	Payable to the trustee weekly in arrears and to noteholders on May 15 and November 15 of each year	$735,750	$735,750
6.5% Series B Senior Notes Due 2022	11/15/2022	6.5%	Payable to the trustee weekly in arrears and to noteholders on May 15 and November 15 of each year	1,989,250	1,989,250
CCWH Senior Subordinated Notes:
7.625% Series A Senior Notes Due 2020	3/15/2020	7.625%	Payable to the trustee weekly in arrears and to noteholders on March 15 and September 15 of each year	275,000	275,000
7.625% Series B Senior Notes Due 2020	3/15/2020	7.625%	Payable to the trustee weekly in arrears and to noteholders on March 15 and September 15 of each year	1,925,000	1,925,000
Total CCWH Notes				$4,925,000	$4,925,000
Clear Channel International B.V. Senior Notes:
8.75% Senior Notes Due 2020	12/15/2020	8.750%	Payable semi-annually in arrears on June 15 and December 15 of each year	225,000	225,000
Total Senior Notes				$5,150,000	$5,150,000
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
The CCWH Senior Notes are senior obligations that rank pari passu in right of payment to all unsubordinated indebtedness of CCWH and the guarantees of the CCWH Senior Notes rank pari passu in right of payment to all unsubordinated indebtedness of the guarantors. The CCWH Senior Subordinated Notes are unsecured senior subordinated obligations that rank junior to all of CCWH’s existing and future senior debt, including the CCWH Senior Notes, equally with any of CCWH’s existing and future senior subordinated debt and ahead of all of CCWH’s existing and future debt that expressly provides that it is subordinated to the CCWH Senior Subordinated Notes.

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
Certain Covenants
The indentures governing the Senior Notes and Senior Subordinated Notes contain covenants that limit CCOH and its restricted subsidiaries ability to, among other things:

•	incur or guarantee additional debt or issue certain preferred stock;

•	make certain investments;

•	in case of the Senior Notes, create liens on its restricted subsidiaries’ assets to secure such debt;

•	create restrictions on the payment of dividends or other amounts to it from its restricted subsidiaries that are not guarantors of the notes;

•	enter into certain transactions with affiliates;

•	merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets;

•	sell certain assets, including capital stock of its subsidiaries; and

•	in the case of the Series B CCWH Senior Notes and the Series B CCWH Senior Subordinated Notes, pay dividends, redeem or repurchase capital stock or make other restricted payments.
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
Senior Revolving Credit Facility Due 2018
During the third quarter of 2013, the Company entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital needs, to issue letters of credit and for other general corporate purposes.  As of December 31, 2016, there were no amounts outstanding under the revolving credit facility, and $65.4 million of letters of credit under the revolving credit facility which reduce availability under the facility. The revolving credit facility contains a springing covenant that requires us to maintain a secured leverage ratio (as defined in the revolving credit facility) of not more than 1.5:1 that is tested at the end of a quarter if availability under the facility is less than

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

75% of the aggregate commitments under the facility.  The Company was in compliance with the secured leverage ratio covenant as of December 31, 2016.
Other Debt
Other debt includes various borrowings and capital leases utilized for general operating purposes.  Included in the $14.8 million balance at December 31, 2016 is $7.0 million that matures in less than one year.
Future Maturities of Long-term Debt
Future maturities of long-term debt as of December 31, 2016 are as follows:

(in thousands)
2017	$6,972
2018	618
2019	310
2020	2,425,303
2021	341
Thereafter	2,731,254
Total (1)	$5,164,798

(1)	Excludes original issue discount and long-term debt fees of $6.7 million and $41.1 million, respectively, which are amortized through interest expense over the life of the underlying debt obligations.
Guarantees
As of December 31, 2016, the Company had $66.6 million in letters of credit outstanding, of which no letters of credit were cash secured. Additionally, as of December 31, 2016, iHeartCommunications had outstanding commercial standby letters of credit and surety bonds of $1.4 million and $52.7 million, respectively, held on behalf of the Company. These letters of credit and surety bonds relate to various operational matters, including insurance, bid and performance bonds, as well as other items.
In addition, as of December 31, 2016, the Company had outstanding bank guarantees of $35.7 million related to international subsidiaries, of which $18.8 million were backed by cash collateral.
NOTE 5 – COMMITMENTS AND CONTINGENCIES
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
As of December 31, 2016, the Company’s future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year, capital expenditure commitments and employment contracts consist of the following:

(In thousands)			Capital
	Non-Cancelable	Non-Cancelable	Expenditure
	Operating Lease	Contracts	Commitments
2017	$335,574	$363,137	$49,618
2018	289,525	293,279	7,348
2019	265,232	262,413	4,449
2020	239,517	224,343	1,962
2021	215,419	191,100	2,097
Thereafter	1,211,040	411,234	12,242
Total	$2,556,307	$1,745,506	$77,716
Rent expense charged to operations for the years ended December 31, 2016, 2015 and 2014 was $947.4 million, $978.6 million and $1,025.3 million, respectively.
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

NOTE 6 — RELATED PARTY TRANSACTIONS
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
As of December 31, 2016 and December 31, 2015, the asset recorded in “Due from iHeartCommunications” on the consolidated balance sheet was $885.7 million and $930.8 million, respectively.  As of December 31, 2016, the fixed interest rate on the “Due from iHeartCommunications” account was 6.5%, which is equal to the fixed interest rate on the CCWH Senior Notes.  The net interest income for the years ended December 31, 2016, 2015 and 2014 was $50.3 million, $61.4 million, and $60.2 million, respectively.
In its Annual Report on Form 10-K filed with the SEC on February 23, 2017, iHeartCommunications stated that its forecast of future cash flows indicates that such cash flows would not be sufficient for it to meet its obligations, including payment of the outstanding receivables based credit facility balance at maturity on December 24, 2017, as they become due in the ordinary course of business for a period of 12 months following February 23, 2017. While iHeartCommunications stated that it believes that the refinancing or the extension of the maturity date of the receivables based credit facility, combined with current funds and expected future cash flows, will be sufficient to enable it to meet its obligations as they become due in the ordinary course of business for a period of 12 months, there is no assurance that the receivables based credit facility will be extended in a timely manner or on acceptable terms, or at all.
If iHeartCommunications were to become insolvent, the Company would be an unsecured creditor of iHeartCommunications.  In such event, the Company would be treated the same as other unsecured creditors of iHeartCommunications and, if the Company were not entitled to amounts outstanding under the receivable from iHeartCommunications, or could not obtain such cash on a timely basis, the Company could experience a liquidity shortfall.
The Company provides advertising space on its billboards for radio stations owned by iHeartCommunications.  For the years ended December 31, 2016, 2015 and 2014, the Company recorded $3.5 million, $2.7 million, and $3.4 million, respectively, in revenue for these advertisements.
Under the Corporate Services Agreement between iHeartCommunications and the Company, iHeartCommunications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) certain executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services.  These services are charged to the Company based on actual direct costs incurred or allocated by iHeartCommunications based on headcount, revenue or other factors on a pro rata basis. For the years ended December 31, 2016, 2015 and 2014, the Company recorded $36.0 million, $30.1 million, and $31.2 million, respectively, as a component of corporate expenses for these services.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Pursuant to the Employee Matters Agreement, the Company’s employees participate in iHeartCommunications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan.  For the years ended December 31, 2016, 2015 and 2014, the Company recorded $9.4 million, $10.7 million and $10.7 million, respectively, as a component of selling, general and administrative expenses for these services.
Stock Purchases
On August 9, 2010, iHeartCommunications announced that its board of directors approved a stock purchase program under which iHeartCommunications or its subsidiaries may purchase up to an aggregate of $100 million of the Company’s Class A common stock and/or the Class A common stock of iHeartMedia, Inc. (“iHeartMedia”). The stock purchase program did not have a fixed expiration date and could be modified, suspended or terminated at any time at iHeartCommunications’ discretion. As of December 31, 2014, an aggregate $34.2 million was available under this program.  In January 2015, CC Finco, LLC (“CC Finco”), an indirect wholly-owned subsidiary of iHeartCommunications, purchased an additional 2,000,000 shares of the Company’s Class A common stock for $20.4 million.  On April 2, 2015, CC Finco purchased an additional 2,172,946 shares of the Company’s Class A common stock for $22.2 million, increasing iHeartCommunications’ collective holdings to represent approximately 90% of the outstanding shares of the Company’s common stock on a fully-diluted basis, assuming the conversion of all of the Company’s Class B common stock into Class A common stock. As a result of this purchase, the stock purchase program concluded. The purchase of shares in excess of the amount available under the stock purchase program was separately approved by the iHeartCommunications’ board of directors.
Dividends
On February 9, 2017, the Company declared a special dividend of $282.5 million using a portion of the proceeds from the sales of certain non-strategic U.S. outdoor markets and of our Australia outdoor business. On February 23, 2017, we paid approximately 89.9% of the dividend or $254.0 million to iHeartCommunications, with the remaining 10.1% or $28.5 million paid to public stockholders of the Company.
NOTE 7 — INCOME TAXES
The operations of the Company are included in a consolidated U.S. federal income tax return filed by iHeartMedia.  However, for financial reporting purposes, the Company’s provision for income taxes has been computed on the basis that the Company files separate consolidated U.S. federal income tax returns with its subsidiaries.
Significant components of the provision for income tax benefit (expense) are as follows:

(In thousands)	Years Ended December 31,
	2016	2015	2014
Current - federal	$—	$(270)	$2,001
Current - foreign	(43,611)	(45,322)	(26,281)
Current - state	(1,731)	(1,046)	(502)
Total current expense	(45,342)	(46,638)	(24,782)

Deferred - federal	(89,068)	(8,259)	26,744
Deferred - foreign	56,759	5,282	4,307
Deferred - state	976	(562)	2,518
Total deferred benefit (expense)	(31,333)	(3,539)	33,569
Income tax benefit (expense)	$(76,675)	$(50,177)	$8,787

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2016 the Company recorded current tax expense of $45.3 million as compared to $46.6 million for the 2015 year. The current tax expense for 2016 was primarily related to foreign income taxes on operating profits generated in certain jurisdictions during the period.
For the year ended December 31, 2015 the Company recorded current tax expense of $46.6 million compared to $24.8 million for the 2014 year. The change in current tax was due primarily to a reduction in unrecognized tax benefits during 2015, which resulted from the expiration of statutes of limitations to assess taxes in the United Kingdom and several state jurisdictions.  This decrease in unrecognized tax benefits resulted in a reduction to current tax expense of $21.8 million during 2014.
Deferred tax expense of $31.3 million was recorded for 2016 compared with a deferred tax expense of $3.5 million for 2015.  The change in deferred tax expense is primarily due to the current year utilization of net operating loss carryforwards in the U.S. which offset taxable income from the gains on the sales of nine non-strategic U.S. outdoor markets during the first quarter of 2016 and the sale of the Company's Australia business during the fourth quarter of 2016. The current year federal deferred tax expenses was partially offset by foreign deferred tax benefit attributable to the release of $43.3 million of valuation allowance against certain net operating losses in France. Due to positive evidence that now exists, the Company expects to realize the benefit of these net operating loss carryforwards in the future.
Deferred tax expense of $3.5 million was recorded for 2015 compared with a deferred tax benefit of $33.6 million for 2014.  The change in deferred tax is primarily due to the valuation allowance of $32.9 million recorded against the Company's federal and state net operating losses during 2015
Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2016 and 2015 are as follows:

(In thousands)	December 31,	December 31,
	2016	2015
Deferred tax liabilities:
Intangibles and fixed assets	$800,144	$927,779
Equity in earnings	2,816	2,374
Other	16,971	16,036
Total deferred tax liabilities	819,931	946,189
Deferred tax assets:
Accrued expenses	19,458	17,121
Net operating loss carryforwards	257,613	472,975
Bad debt reserves	3,364	3,256
Other	36,266	29,006
Total deferred tax assets	316,701	522,358
Less: Valuation allowance	137,337	185,079
Net deferred tax assets	179,364	337,279
Net deferred tax liabilities	$640,567	$608,910
During the fourth quarter of 2015, the Company elected early adoption of ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. This update requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts.
The deferred tax liabilities associated with intangibles and fixed assets primarily relates to the difference in book and tax basis of acquired billboard permits and tax deductible goodwill created from the Company’s various stock acquisitions.  In accordance with ASC 350-10, Intangibles—Goodwill and Other, the Company does not amortize its book basis in permits.  As a result, this deferred tax liability will not reverse over time unless the Company recognizes future impairment charges related to its permits and tax deductible goodwill or sells its permits.  As the Company continues to amortize its tax basis in its permits and tax deductible goodwill, the deferred tax liability will increase over time. The Company’s net foreign deferred tax assets for the period ending December 31, 2016 were $50.0 million and its foreign deferred tax liabilities for the period ended December 31, 2015 were $6.4 million.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2016, the Company had recorded deferred tax assets for net operating loss carryforwards (tax effected) for federal and state income tax purposes of $105.2 million, which expire in various amounts through 2035. The Company expects to realize the benefits of its deferred tax assets attributable to federal and state net operating losses based upon expected future taxable income from deferred tax liabilities that reverse in the relevant federal and state jurisdictions and carryforward periods.  During 2016, the Company released the valuation allowance of $32.9 million that was previously recorded against these deferred tax assets attributable to federal and state net operating losses. The release of valuation allowance was due to the taxable gains that were recognized from the sale of various outdoor markets during the period. In addition, the Company recorded a net decrease of $14.8 million in valuation allowances against its foreign deferred tax assets during the year ended December 31, 2016.  At December 31, 2016, the Company had recorded $152.5 million (tax-effected) of deferred tax assets for foreign net operating losses, which are offset in part by an associated valuation allowance of $103.3 million.  The remaining deferred tax valuation allowance of $34.0 million offsets other foreign deferred tax assets that are not expected to be realized.  Realization of these foreign deferred tax assets is dependent upon the Company’s ability to generate future taxable income in appropriate tax jurisdictions to obtain benefits.  Due to the Company’s evaluation of all available evidence, including significant negative evidence of cumulative losses in these jurisdictions, the Company continues to record valuation allowances on the foreign deferred tax assets that are not expected to be realized.  The Company expects to realize its remaining gross deferred tax assets based upon its assessment of deferred tax liabilities that will reverse in the same carryforward period and jurisdiction and are of the same character as the net operating loss carryforwards and temporary differences that give rise to the deferred tax assets.  Any deferred tax liabilities associated with billboard permits and tax deductible goodwill intangible assets are not relied upon as a source of future taxable income, as these intangible assets have an indefinite life.
At December 31, 2016 and 2015, net deferred tax assets include a deferred tax asset of $14.9 million and $16.4 million, respectively, relating to stock-based compensation expense under ASC 718-10, Compensation—Stock Compensation.  Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date.   Accordingly, there can be no assurance that the stock price of the Company’s Common Stock will rise to levels sufficient to realize the entire deferred tax benefit currently reflected in our balance sheet.  See Note 8 for additional discussion of ASC 718-10.
Income (loss) before income taxes:

(In thousands)	Years Ended December 31,
	2016	2015	2014
US	$182,311	$(69,676)	$(87,120)
Foreign	58,797	48,545	95,452
Total income (loss) before income taxes	$241,108	$(21,131)	$8,332
The reconciliation of income tax computed at the U.S. federal statutory rates to income tax benefit is:

(In thousands)	Years Ended December 31,
	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax benefit (expense) at statutory rates	$(84,388)	35.0%	$7,396	35.0%	$(2,916)	35.0%
State income taxes, net of federal tax effect	(4,602)	1.9%	2,238	10.6%	2,016	(24.2)%
Foreign income taxes	(20,725)	8.6%	(23,062)	(109.1)%	11,434	(137.3)%
Nondeductible items	(687)	0.3%	(754)	(3.6)%	(722)	8.7%
Changes in valuation allowance and other estimates	34,597	(14.4)%	(33,684)	(159.4)%	2,941	(35.3)%
Other, net	(870)	0.4%	(2,311)	(11.0)%	(3,966)	47.6%
Income tax benefit (expense)	$(76,675)	31.8%	$(50,177)	(237.5)%	$8,787	(105.5)%
During 2016, the Company recorded tax expense of approximately $76.7 million. The 2016 income tax expense and 31.8% effective tax rate were impacted primarily by the $32.9 million and $43.3 million deferred tax benefits recorded in connection with the

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

release of valuation allowances in the U.S. and France, respectively. These deferred tax benefits were partially offset by $54.7 million in tax expense attributable to the sale of our Australia outdoor business.
During 2015, the Company recorded tax expense of approximately $50.2 million.  The 2015 income tax expense and (237.5)% effective tax rate were impacted primarily by a $32.9 million valuation allowance recorded against the Company’s federal and state net operating losses during 2015.  Additionally, the Company recorded additional taxes due to the inability to benefit from losses in certain foreign jurisdictions.
During 2014, the Company recorded tax benefit of approximately $8.8 million. The 2014 income tax benefit and (105.5)% effective tax rate were impacted primarily by the Company's benefits and charges from tax amounts associated with its foreign earnings that are taxed at rates different from the federal statutory rate and an inability to benefit from losses in certain foreign jurisdictions. Additionally, the Company recorded $20.0 million in net tax benefits associated with a decrease in unrecognized tax benefits resulting from the expiration of statutes of limitations to assess taxes in the United Kingdom and several state jurisdictions.
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
The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense.  The total amount of interest accrued at December 31, 2016 and 2015, was $3.4 million and $3.6 million, respectively. The total amount of unrecognized tax benefits including accrued interest and penalties at December 31, 2016 and 2015, was $39.7 million and $43.5 million, respectively, of which $23.8 million and $23.8 million is included in “Other long-term liabilities.” In addition, $15.9 million and $19.7 million of unrecognized tax benefits are recorded net with the Company’s deferred tax assets for its net operating losses as opposed to being recorded in “Other long-term liabilities” at December 31, 2016 and 2015, respectively. The total amount of unrecognized tax benefits at December 31, 2016 and 2015 that, if recognized, would impact the effective income tax rate is $18.6 million and $18.2 million, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	Years Ended December 31,
Unrecognized Tax Benefits	2016	2015
Balance at beginning of period	$39,908	$39,143
Increases for tax position taken in the current year	6,996	6,311
Increases for tax positions taken in previous years	2,199	1,025
Decreases for tax position taken in previous years	(6,148)	(2,009)
Decreases due to settlements with tax authorities	(717)	(689)
Decreases due to lapse of statute of limitations	(5,906)	(3,873)
Balance at end of period	$36,332	$39,908
Pursuant to the Tax Matters Agreement between iHeartCommunications and the Company, the operations of the Company are included in a consolidated U.S. federal income tax return filed by iHeartMedia.  In addition, the Company and its subsidiaries file income tax returns in various state and foreign jurisdictions.  During 2016 and 2015, the Company reversed $6.2 and $3.9 million in unrecognized tax benefits, inclusive of interest, as a result of the expiration of statutes of limitations to assess taxes in certain state and foreign jurisdictions. During 2016, the Company settled certain tax examinations that resulted in the reduction of uncertain tax positions of $6.8 million, inclusive of interest. All federal income tax matters through 2010 are closed.  The Company is currently in appeals with the IRS for its tax returns for the 2011 and 2012 periods.  Substantially all material state, local, and foreign income tax matters have been concluded for years through 2008.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)
The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The following table shows the changes in stockholders’ equity attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total, ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances as of January 1, 2016	$(757,442)	$187,775	$(569,667)
Net income	141,431	23,002	164,433
Dividends declared	(540,034)	—	(540,034)
Dividends and other payments to noncontrolling interests	—	(16,917)	(16,917)
Disposal of noncontrolling interests	—	(36,846)	(36,846)
Share-based compensation	10,238	—	10,238
Foreign currency translation adjustments	30,835	(8,427)	22,408
Unrealized holding loss on marketable securities	(576)	—	(576)
Other adjustments to comprehensive loss	(11,814)	—	(11,814)
Reclassifications	46,730	—	46,730
Other, net	(2,042)	1,299	(743)
Balances as of December 31, 2016	$(1,082,674)	$149,886	$(932,788)

Balance as of January 1, 2015	$(344,275)	$203,334	$(140,941)
Net income (loss)	(96,072)	24,764	(71,308)
Dividends declared	(217,796)	—	(217,796)
Dividends and other payments to noncontrolling interests	—	(30,870)	(30,870)
Share-based compensation	8,359	—	8,359
Foreign currency translation adjustments	(101,575)	(11,154)	(112,729)
Unrealized holding gain on marketable securities	553	—	553
Other adjustments to comprehensive loss	(10,266)	—	(10,266)
Reclassifications	808	—	808
Other, net	2,822	1,701	4,523
Balances as of December 31, 2015	$(757,442)	$187,775	$(569,667)
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

	Years Ended December 31,
	2016	2015	2014
Expected volatility	42% - 44%	37% – 56%	54% – 56%
Expected life in years	6.3	6.3	6.3
Risk-free interest rate	1.12% - 1.41%	1.70% – 2.07%	1.73% – 2.08%
Dividend yield	—%	—%	—%
The following table presents a summary of the Company's stock options outstanding at and stock option activity during the year ended December 31, 2016:

(In thousands, except per share data)	Options	Price(3)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2016	5,348	$7.86
Granted (1)	290	6.43
Exercised (2)	(173)	3.66
Forfeited	(159)	7.25
Expired	(273)	12.15
Outstanding, December 31, 2016	5,033	7.71	4.9 years	$2,539
Exercisable	3,868	7.86	3.8 years	$2,526
Expected to vest	1,042	7.18	8.4 years	$12

(1)	The weighted average grant date fair value of the Company’s options granted during the years ended December 31, 2016, 2015 and 2014 was $2.82, $4.25 and $4.69 per share, respectively.

(2)
Cash received from option exercises during the years ended December 31, 2016, 2015 and 2014 was $0.6 million, $3.8 million and $2.4 million, respectively.  The total intrinsic value of the options exercised during the years ended December 31, 2016, 2015 and 2014 was $0.4 million, $2.8 million and $1.5 million, respectively.

(3)	Reflects the weighted average exercise price per share.
A summary of the Company’s unvested options at and changes during the year ended December 31, 2016 is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Unvested, January 1, 2016	1,690	$4.27
Granted	290	2.82
Vested (1)	(657)	4.18
Forfeited	(159)	4.22
Unvested, December 31, 2016	1,164	$3.97

(1)	The total fair value of the Company’s options vested during the years ended December 31, 2016, 2015 and 2014 was $2.7 million, $4.2 million and $6.1 million, respectively.

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
The following table presents a summary of the Company's restricted stock and restricted stock units outstanding at and activity during the year ended December 31, 2016 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2016	2,762	$8.43
Granted	1,510	5.67
Vested (restriction lapsed)	(1,198)	6.85
Forfeited	(331)	8.19
Outstanding, December 31, 2016	2,743	7.63
Share-Based Compensation Cost
The share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Share-based compensation payments are recorded in corporate expenses and were $10.2 million, $8.4 million and $7.7 million, during the years ended December 31, 2016, 2015 and 2014, respectively.
The tax benefit related to the share-based compensation expense for the years ended December 31, 2016, 2015 and 2014 was $3.9 million, $3.2 million and $3.0 million, respectively.
As of December 31, 2016, there was $14.8 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately three years.  In addition, as of December 31, 2016, there was $0.7 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on market, performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.
Net Income (Loss) per Share
The following table presents the computation of earnings (loss) per share for the years ended December 31, 2016, 2015 and 2014:

(In thousands, except per share data)	Years Ended December 31,
	2016	2015	2014
NUMERATOR:
Net income (loss) attributable to the Company – common shares	$141,431	$(96,072)	$(9,590)

DENOMINATOR:
Weighted average common shares outstanding – basic	360,294	359,508	358,565
Stock options and restricted stock(1):	1,318
Weighted average common shares outstanding – diluted	361,612	359,508	358,565

Net income (loss) attributable to the Company per common share:
Basic	$0.39	$(0.27)	$(0.03)
Diluted	$0.39	$(0.27)	$(0.03)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
5.6 million, 8.1 million and 8.5 million stock options and restricted shares were outstanding at December 31, 2016, 2015 and 2014, respectively, that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

NOTE 9 – EMPLOYEE STOCK AND SAVINGS PLANS
The Company’s U.S. employees are eligible to participate in various 401(k) savings and other plans provided by iHeartCommunications for the purpose of providing retirement benefits for substantially all employees.  Under these plans, a Company employee can make pre-tax contributions and the Company will match 50% of the employee’s first 5% of pay contributed to the plan.  Employees vest in these Company matching contributions based upon their years of service to the Company.  Contributions to these plans of $2.3 million, $2.4 million and $2.7 million for the years ended December 31, 2016, 2015 and 2014, respectively, were recorded as a component of operating expenses.
In addition, employees in the Company’s International markets participate in retirement plans administered by the Company which are not part of the 401(k) savings and other plans sponsored by iHeartCommunications.  Contributions to these plans of $15.1 million, $13.6 million and $15.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, were recorded as a component of operating expenses.
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
NOTE 10 — OTHER INFORMATION
The following table discloses the components of “Other income (expense)” for the years ended December 31, 2016, 2015 and 2014, respectively:

(In thousands)	Years Ended December 31,
	2016	2015	2014
Foreign exchange loss	$(69,599)	$14,790	$15,460
Other	(552)	(2,403)	(275)
Total other income (expense) — net	$(70,151)	$12,387	$15,185
For the years ended December 31, 2016, 2015 and 2014 the total increase (decrease) in other comprehensive income (loss) related to the impact of pensions on deferred income tax liabilities were $(1.0) million, $1.6 million and $(5.6) million, respectively.
The following table discloses the components of “Other current assets” as of December 31, 2016 and 2015, respectively:

(In thousands)	As of December 31,
	2016	2015
Inventory	$21,190	$23,514
Deposits	1,445	1,954
Other receivables	9,302	2,278
Other	7,262	6,820
Total other current assets	$39,199	$34,566

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the components of “Other assets” as of December 31, 2016 and 2015, respectively:

(In thousands)	As of December 31,
	2016	2015
Investments	$10,183	$8,432
Deposits	19,318	24,672
Prepaid expenses	61,814	69,807
Other	30,698	4,629
Total other assets	$122,013	$107,540
The following table discloses the components of “Other long-term liabilities” as of December 31, 2016 and 2015, respectively:

(In thousands)	As of December 31,
	2016	2015
Unrecognized tax benefits	$23,772	$23,802
Asset retirement obligation	39,451	45,125
Deferred rent	101,673	98,282
Employee related liabilities	55,460	47,491
Other	38,955	25,719
Total other long-term liabilities	$259,311	$240,419
The following table discloses the components of “Accumulated other comprehensive loss,” net of tax, as of December 31, 2016 and 2015, respectively:

(In thousands)	As of December 31,
	2016	2015
Cumulative currency translation adjustments and other	$(388,246)	$(453,995)
Cumulative unrealized gain on securities	1,588	2,162
Total accumulated other comprehensive loss	$(386,658)	$(451,833)
NOTE 11 – SEGMENT DATA
The Company has two reportable segments, which it believes best reflect how the Company is currently managed – Americas and International.  The Americas segment consists of operations primarily in the United States, Canada and Latin America and the International segment primarily includes operations in Europe and Asia.  The Americas and International display inventory consists primarily of billboards, street furniture displays and transit displays.  Corporate includes infrastructure and support including information technology, human resources, legal, finance and administrative functions of each of the Company’s reportable segments, as well as overall executive, administrative and support functions.  Share-based payments are recorded in corporate expenses.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s reportable segment results for the years ended December 31, 2016, 2015 and 2014:

(In thousands)	Americas Outdoor Advertising	International Outdoor Advertising	Corporate and other reconciling items	Consolidated
Year Ended December 31, 2016
Revenue	$1,278,413	$1,423,982	$—	$2,702,395
Direct operating expenses	570,310	865,259	—	1,435,569
Selling, general and administrative expenses	225,415	289,787	—	515,202
Corporate expenses	—	—	117,383	117,383
Depreciation and amortization	185,654	152,758	5,712	344,124
Impairment charges	—	—	7,274	7,274
Other operating income, net	—	—	354,688	354,688
Operating income	$297,034	$116,178	$224,319	$637,531
Segment assets	$3,175,355	$1,342,356	$1,201,117	$5,718,828
Capital expenditures	$81,401	$143,788	$4,583	$229,772
Share-based compensation expense	$—	$—	$10,238	$10,238

Year Ended December 31, 2015
Revenue	$1,349,021	$1,457,183	$—	$2,806,204
Direct operating expenses	597,382	897,520	—	1,494,902
Selling, general and administrative expenses	233,254	298,250	—	531,504
Corporate expenses	—	—	116,380	116,380
Depreciation and amortization	204,514	166,060	5,388	375,962
Impairment charges	—	—	21,631	21,631
Other operating expense, net	—	—	(4,824)	(4,824)
Operating income (loss)	$313,871	$95,353	$(148,223)	$261,001
Segment assets	$3,567,764	$1,573,161	$1,165,863	$6,306,788
Capital expenditures	$82,165	$132,554	$3,613	$218,332
Share-based compensation expense	$—	$—	$8,359	$8,359

Year Ended December 31, 2014
Revenue	$1,350,623	$1,610,636	$—	$2,961,259
Direct operating expenses	605,771	991,117	—	1,596,888
Selling, general and administrative expenses	233,641	314,878	—	548,519
Corporate expenses	—	—	130,894	130,894
Depreciation and amortization	203,928	198,143	4,172	406,243
Impairment charges	—	—	3,530	3,530
Other operating income, net	—	—	7,259	7,259
Operating income (loss)	$307,283	$106,498	$(131,337)	$282,444

Segment assets	$3,648,735	$1,680,598	$967,296	$6,296,629
Capital expenditures	$109,727	$117,480	$3,962	$231,169
Share-based compensation expense	—	—	$7,743	$7,743
Revenue of $1.6 billion, $1.6 billion and $1.8 billion derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2016, 2015 and 2014, respectively.  Revenue of $1.1 billion, $1.2 billion and $1.2 billion derived from the Company’s U.S. operations are included in the data above for the years ended December 31, 2016, 2015 and 2014.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Identifiable long-lived assets of $539.9 million, $628.8 million and $682.7 million derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2016, 2015 and 2014, respectively. Identifiable long-lived assets of $0.9 billion, $1.0 billion and $1.2 billion derived from the Company’s U.S. operations are included in the data above for the years ended December 31, 2016, 2015 and 2014, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — QUARTERLY RESULTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Revenue	$590,721	$615,043	$712,146	$722,819	$673,057	$696,277	$726,471	$772,065
Operating expenses:
Direct operating expenses	343,694	362,971	366,061	372,342	366,086	372,716	359,728	386,873
Selling, general and administrative expenses	126,801	127,130	135,567	132,522	126,164	132,559	126,670	139,293
Corporate expenses	28,239	28,753	29,652	30,154	28,058	28,347	31,434	29,126
Depreciation and amortization	85,395	94,094	86,974	93,405	85,780	93,040	85,975	95,423
Impairment charges	—	—	—	—	7,274	21,631	—	—
Other operating income (expense), net	284,774	(5,444)	(59,384)	659	1,095	5,029	128,203	(5,068)
Operating income (loss)	291,366	(3,349)	34,508	95,055	60,790	53,013	250,867	116,282
Interest expense	93,873	89,416	94,650	88,556	93,313	88,088	93,056	89,609
Interest income on Due from iHeartCommunications	12,713	15,253	11,291	15,049	12,429	15,630	13,876	15,507
Equity in earnings (loss) of nonconsolidated affiliates	(415)	522	(232)	(351)	(727)	(812)	(315)	352
Other income (expense), net	(5,803)	19,938	(33,871)	15,276	(6,524)	(17,742)	(23,953)	(5,085)
Income (loss) before income taxes	203,988	(57,052)	(82,954)	36,473	(27,345)	(37,999)	147,419	37,447
Income tax benefit (expense)	(62,912)	24,099	21,712	(27,187)	3,603	22,797	(39,078)	(69,886)
Consolidated net income (loss)	141,076	(32,953)	(61,242)	9,286	(23,742)	(15,202)	108,341	(32,439)
Less amount attributable to noncontrolling interest	976	565	7,857	7,876	7,329	7,379	6,840	8,944
Net income (loss) attributable to the Company	$140,100	$(33,518)	$(69,099)	$1,410	$(31,071)	$(22,581)	$101,501	$(41,383)
Net income (loss) per common share:
Basic	$0.39	$(0.09)	$(0.19)	$—	$(0.09)	$(0.06)	$0.28	$(0.12)
Diluted	$0.39	$(0.09)	$(0.19)	$—	$(0.09)	$(0.06)	$0.28	$(0.12)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – GUARANTOR SUBSIDIARIES
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

(In thousands)	December 31, 2016
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	300,285	—	61,542	180,168	—	$541,995
Accounts receivable, net of allowance	—	—	193,474	399,596	—	593,070
Intercompany receivables	—	687,043	2,694,094	99,431	(3,480,568)	—
Prepaid expenses	1,363	3,433	51,751	55,022	—	111,569
Assets held for sale	—	—	55,602	—	—	55,602
Other current assets	—	—	6,873	32,326	—	39,199
Total Current Assets	301,648	690,476	3,063,336	766,543	(3,480,568)	1,341,435
Structures, net	—	—	746,877	449,799	—	1,196,676
Other property, plant and equipment, net	—	—	124,138	92,019	—	216,157
Indefinite-lived intangibles	—	—	951,439	9,527	—	960,966
Other intangibles, net	—	—	259,915	39,702	—	299,617
Goodwill	—	—	505,478	190,785	—	696,263
Due from iHeartCommunications	885,701	—	—	—	—	885,701
Intercompany notes receivable	182,026	4,887,354	—	—	(5,069,380)	—
Other assets	280,435	418,658	1,320,838	65,589	(1,963,507)	122,013
Total Assets	$1,649,810	$5,996,488	$6,972,021	$1,613,964	$(10,513,455)	$5,718,828

Accounts payable	$—	$—	$14,897	$71,973	$—	$86,870
Intercompany payable	2,694,094	—	786,474	—	(3,480,568)	—
Accrued expenses	2,223	58,652	35,509	384,488	—	480,872
Dividends payable	—	—	—	—	—	—
Deferred income	—	—	33,471	33,534	—	67,005
Current portion of long-term debt	—	—	89	6,882	—	6,971
Total Current Liabilities	2,696,317	58,652	870,440	496,877	(3,480,568)	641,718
Long-term debt	—	4,886,318	1,711	221,991	—	5,110,020
Intercompany notes payable	—	5,000	5,027,681	36,699	(5,069,380)	—
Deferred tax liability	772	1,367	687,642	(49,214)	—	640,567
Other long-term liabilities	1,055	—	135,094	123,162	—	259,311
Total stockholders' equity (deficit)	(1,048,334)	1,045,151	249,453	784,449	(1,963,507)	(932,788)
Total Liabilities and Stockholders' Equity	$1,649,810	$5,996,488	$6,972,021	$1,613,964	$(10,513,455)	$5,718,828

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	December 31, 2015
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$218,701	$—	$18,455	$175,587	$—	$412,743
Accounts receivable, net of allowance	—	—	210,252	487,331	—	697,583
Intercompany receivables	—	461,549	1,921,025	8,003	(2,390,577)	—
Prepaid expenses	1,423	3,433	62,039	60,835	—	127,730
Assets held for sale	—	—	295,075	—	—	295,075
Other current assets	—	—	1,823	32,743	—	34,566
Total Current Assets	220,124	464,982	2,508,669	764,499	(2,390,577)	1,567,697
Structures, net	—	—	868,586	523,294	—	1,391,880
Other property, plant and equipment, net	—	—	129,339	106,767	—	236,106
Indefinite-lived intangibles	—	—	962,074	9,253	—	971,327
Other intangibles, net	—	—	272,307	70,557	—	342,864
Goodwill	—	—	522,750	235,825	—	758,575
Due from iHeartCommunications	930,799	—	—	—	—	930,799
Intercompany notes receivable	182,026	5,107,392	—	—	(5,289,418)	—
Other assets	78,341	307,054	1,214,311	45,393	(1,537,559)	107,540
Total Assets	$1,411,290	$5,879,428	$6,478,036	$1,755,588	$(9,217,554)	$6,306,788

Accounts payable	$—	$—	$12,124	$88,086	$—	$100,210
Intercompany payable	1,915,287	—	475,290	—	(2,390,577)	—
Accrued expenses	953	(707)	108,480	398,939	—	507,665
Dividends payable	217,017	—	—	—	—	217,017
Deferred income	—	—	37,471	53,940	—	91,411
Current portion of long-term debt	—	—	65	4,245	—	4,310
Total Current Liabilities	2,133,257	(707)	633,430	545,210	(2,390,577)	920,613
Long-term debt	—	4,877,578	1,014	227,921	—	5,106,513
Intercompany notes payable	—	—	5,032,499	256,919	(5,289,418)	—
Deferred tax liability	772	1,367	599,541	7,230	—	608,910
Other long-term liabilities	1,587	—	133,227	105,605	—	240,419
Total stockholders' equity (deficit)	(724,326)	1,001,190	78,325	612,703	(1,537,559)	(569,667)
Total Liabilities and Stockholders' Equity	$1,411,290	$5,879,428	$6,478,036	$1,755,588	$(9,217,554)	$6,306,788

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2016
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$1,144,445	$1,557,950	$—	$2,702,395
Operating expenses:
Direct operating expenses	—	—	497,634	937,935	—	1,435,569
Selling, general and administrative expenses	—	—	196,006	319,196	—	515,202
Corporate expenses	13,157	—	61,873	42,353	—	117,383
Depreciation and amortization	—	—	177,918	166,206	—	344,124
Impairment charges	—	—	—	7,274	—	7,274
Other operating income (expense), net	(427)	—	291,717	63,398	—	354,688
Operating income (loss)	(13,584)	—	502,731	148,384	—	637,531
Interest expense	(1,195)	353,447	721	21,919	—	374,892
Interest income on Due from iHeartCommunications	50,309	—	—	—	—	50,309
Intercompany interest income	16,142	341,472	52,103	—	(409,717)	—
Intercompany interest expense	50,309	15	357,614	1,779	(409,717)	—
Gain on investments, net	—	—	—	—	—	—
Equity in loss of nonconsolidated affiliates	136,919	44,767	(19,575)	(2,837)	(160,963)	(1,689)
Gain on extinguishment of debt	—	—	—	—	—	—
Other income (expense), net	3,429	—	(6,626)	(66,954)	—	(70,151)
Loss before income taxes	144,101	32,777	170,298	54,895	(160,963)	241,108
Income tax benefit (expense)	(2,670)	(55,574)	(33,379)	14,948	—	(76,675)
Consolidated net loss	141,431	(22,797)	136,919	69,843	(160,963)	164,433
Less amount attributable to noncontrolling interest	—	—	—	23,002	—	23,002
Net loss attributable to the Company	$141,431	$(22,797)	$136,919	$46,841	$(160,963)	$141,431
Other comprehensive (loss), net of tax:
Foreign currency translation adjustments	—	—	(8,000)	30,408	—	22,408
Unrealized holding loss on marketable securities	—	—	—	(576)	—	(576)
Other adjustments to comprehensive loss	—	—	—	(11,814)	—	(11,814)
Reclassification adjustments	—	—	—	46,730	—	46,730
Equity in subsidiary comprehensive loss	65,175	66,758	73,175	—	(205,108)	—
Comprehensive loss	206,606	43,961	202,094	111,589	(366,071)	198,179
Less amount attributable to noncontrolling interest	—	—	—	(8,427)	—	(8,427)
Comprehensive loss attributable to the Company	$206,606	$43,961	$202,094	$120,016	$(366,071)	$206,606

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2015
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$1,193,320	$1,612,884	$—	$2,806,204
Operating expenses:
Direct operating expenses	—	—	507,729	987,173	—	1,494,902
Selling, general and administrative expenses	—	—	199,769	331,735	—	531,504
Corporate expenses	13,049	—	58,576	44,755	—	116,380
Depreciation and amortization	—	—	194,891	181,071	—	375,962
Impairment charges	—	—	21,631	—	—	21,631
Other operating income (expense), net	(458)	—	(7,732)	3,366	—	(4,824)
Operating income (loss)	(13,507)	—	202,992	71,516	—	261,001
Interest (income) expense, net	2	352,329	1,630	1,708	—	355,669
Interest income on Due from iHeartCommunications	61,439	—	—	—	—	61,439
Intercompany interest income	16,068	340,457	62,002	—	(418,527)	—
Intercompany interest expense	61,439	—	356,525	563	(418,527)	—
Gain on investments, net	—	—	—	—	—	—
Equity in earnings (loss) of nonconsolidated affiliates	(76,018)	10,383	5,609	(1,935)	61,672	(289)
Gain on extinguishment of debt	—	—	—	—	—	—
Other income, net	2,915	3,440	20,318	10,289	(24,575)	12,387
Income (loss) before income taxes	(70,544)	1,951	(67,234)	77,599	37,097	(21,131)
Income tax expense	(953)	(575)	(8,784)	(39,865)	—	(50,177)
Consolidated net income (loss)	(71,497)	1,376	(76,018)	37,734	37,097	(71,308)
Less amount attributable to noncontrolling interest	—	—	—	24,764	—	24,764
Net income (loss) attributable to the Company	$(71,497)	$1,376	$(76,018)	$12,970	$37,097	$(96,072)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	(3,440)	(16,605)	(92,684)	—	(112,729)
Unrealized holding gain on marketable securities	0	0	0	553	0	553
Other adjustments to comprehensive loss	—	—	—	(10,266)	—	(10,266)
Reclassification adjustments	—	—	—	808	—	808
Equity in subsidiary comprehensive loss	(110,480)	(61,867)	(93,875)	—	266,222	—
Comprehensive loss	(181,977)	(63,931)	(186,498)	(88,619)	303,319	(217,706)
Less amount attributable to noncontrolling interest	—	—	—	(11,154)	—	(11,154)
Comprehensive loss attributable to the Company	$(181,977)	$(63,931)	$(186,498)	$(77,465)	$303,319	$(206,552)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$1,162,842	$1,798,417	$—	$2,961,259
Operating expenses:
Direct operating expenses	—	—	495,651	1,101,237	—	1,596,888
Selling, general and administrative expenses	—	—	196,653	351,866	—	548,519
Corporate expenses	12,274	—	67,989	50,631	—	130,894
Depreciation and amortization	—	—	194,396	211,847	—	406,243
Impairment charges	—	—	3,530	—	—	3,530
Other operating income (expense), net	(541)	—	3,235	4,565	—	7,259
Operating income (loss)	(12,815)	—	207,858	87,401	—	282,444
Interest (income) expense, net	(6)	352,280	1,555	(564)	—	353,265
Interest income on Due from iHeartCommunications	60,179	—	—	—	—	60,179
Intercompany interest income	15,624	340,824	61,073	—	(417,521)	—
Intercompany interest expense	60,179	—	356,448	894	(417,521)	—
Gain on investments, net	0	0	0		0	—
Equity in earnings (loss) of nonconsolidated affiliates	(15,463)	46,938	42,382	2,038	(72,106)	3,789
Gain on extinguishment of debt	—	—	—	—	—	—
Other income (expense), net	4,122	—	(2,691)	13,754	—	15,185
Income (loss) before income taxes	(8,526)	35,482	(49,381)	102,863	(72,106)	8,332
Income tax benefit (expense)	(1,064)	(276)	33,918	(23,791)	—	8,787
Consolidated net income (loss)	(9,590)	35,206	(15,463)	79,072	(72,106)	17,119
Less amount attributable to noncontrolling interest				26,709		26,709
Net income (loss) attributable to the Company	$(9,590)	$35,206	$(15,463)	$52,363	$(72,106)	$(9,590)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	21	(8,471)	(114,654)	—	(123,104)
Unrealized holding gain on marketable securities	—	—	—	327	—	327
Other adjustments to comprehensive loss		—	—	(11,438)	—	(11,438)
Reclassification adjustments	—	—	—	8	—	8
Equity in subsidiary comprehensive loss	(127,781)	(117,825)	(119,310)	—	364,916	—
Comprehensive loss	(137,371)	(82,598)	(143,244)	(73,394)	292,810	(143,797)
Less amount attributable to noncontrolling interest				(6,426)		(6,426)
Comprehensive loss attributable to the Company	$(137,371)	$(82,598)	$(143,244)	$(66,968)	$292,810	$(137,371)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2016
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$141,431	$(22,797)	$136,919	$69,843	$(160,963)	$164,433
Reconciling items:
Impairment charges	—	—	—	7,274	—	7,274
Depreciation and amortization	—	—	177,918	166,206	—	344,124
Deferred taxes	—	—	88,102	(56,769)	—	31,333
Provision for doubtful accounts	—	—	5,565	5,094	—	10,659
Amortization of deferred financing charges and note discounts, net	—	8,741	—	1,831	—	10,572
Share-based compensation	—	—	5,605	4,633	—	10,238
Gain on disposal of operating assets, net	—	—	(293,802)	(69,683)	—	(363,485)
Equity in (earnings) loss of nonconsolidated affiliates	(136,919)	(44,767)	19,575	2,837	160,963	1,689
Other reconciling items, net	—	—	24,380	44,553	—	68,933
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	—	—	13,660	16,648	—	30,308
(Increase) decrease in prepaids and other current assets	60	—	5,662	(21,300)	—	(15,578)
Increase (decrease) in accrued expenses	(228)	59,359	(70,833)	37,220	—	25,518
Increase (decrease) in accounts payable	—	—	2,764	(6,561)	—	(3,797)
Increase (decrease) in accrued interest	—	—	(571)	765	—	194
Decrease in deferred income	—	—	(5,265)	(12,854)	—	(18,119)
Changes in other operating assets and liabilities	—	—	9,846	(3,849)	—	5,997
Net cash provided by operating activities	$4,344	$536	$119,525	$185,888	$—	$310,293
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(77,034)	(152,738)	—	(229,772)
Proceeds from disposal of assets	—	—	358,906	449,288	—	808,194
Purchases of other operating assets	—	—	(1,689)	(555)	—	(2,244)
Proceeds from sale of investment securities	—	—	—	781	—	781
Decrease in intercompany notes receivable, net	—	220,038	—	—	(220,038)	—
Dividends from subsidiaries	—	—	235,467	—	(235,467)	—
Change in other, net	—	(79)	—	(25,460)	79	(25,460)
Net cash provided by (used for) investing activities	$—	$219,959	$515,650	$271,316	$(455,426)	$551,499
Cash flows from financing activities:
Payments on credit facilities	—	—	—	(2,100)	—	(2,100)
Proceeds from long-term debt	—	—	800	6,056	—	6,856
Payments on long-term debt	—	—	(79)	(2,255)	—	(2,334)
Net transfers to iHeartCommunications	45,099	—	—	—	—	45,099
Dividends and other payments to noncontrolling interests	—	—	—	(16,917)	—	(16,917)
Dividends paid	(755,537)	—	(914)	(234,554)	235,467	(755,538)
Increase (decrease) in intercompany notes payable, net	—	5,000	(3,604)	(221,434)	220,038	—
Intercompany funding	789,044	(225,495)	(588,291)	24,742	—	—
Deferred financing charges	—	—	—	(199)	—	(199)
Change in other, net	(1,366)	—	—	79	(79)	(1,366)
Net cash provided by (used for) financing activities	77,240	(220,495)	(592,088)	(446,582)	455,426	(726,499)
Effect of exchange rate changes on cash	—	—	—	(6,041)	—	(6,041)
Net increase in cash and cash equivalents	81,584	—	43,087	4,581	—	129,252
Cash and cash equivalents at beginning of year	218,701	—	18,455	175,587	—	412,743
Cash and cash equivalents at end of year	$300,285	$—	$61,542	$180,168	$—	$541,995

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2015
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(71,497)	$1,376	$(76,018)	$37,734	$37,097	$(71,308)
Reconciling items:
Impairment charges	—	—	21,631	—	—	21,631
Depreciation and amortization	—	—	194,891	181,071	—	375,962
Deferred taxes	—	1,282	7,539	(5,282)	—	3,539
Provision for doubtful accounts	—	—	5,398	7,986	—	13,384
Amortization of deferred financing charges and note discounts, net	—	7,468	1,230	72	—	8,770
Share-based compensation	—	—	5,712	2,647	—	8,359
Gain on sale of operating and fixed assets	—	—	(1,235)	(4,233)	—	(5,468)
Equity in (earnings) loss of nonconsolidated affiliates	76,018	(10,383)	(5,609)	1,935	(61,672)	289
Other reconciling items, net	—	(3,440)	1,339	(11,339)	—	(13,440)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	—	—	(12,878)	(43,702)	—	(56,580)
(Increase) decrease in prepaids and other current assets	(124)	(3,433)	4,664	(2,835)		(1,728)
Increase (decrease) in accrued expenses	486	(983)	5,476	(414)	—	4,565
Increase (decrease) in accounts payable	—	—	(15,742)	26,424	19,960	30,642
Increase (decrease) in accrued interest	—	(3,199)	15	(888)	—	(4,072)
Increase (decrease) in deferred income	—	—	(6,879)	9,428	—	2,549
Changes in other operating assets and liabilities	—	—	(17,114)	(1,047)	—	(18,161)
Net cash provided by (used for) operating activities	$4,883	$(11,312)	$112,420	$197,557	$(4,615)	$298,933
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(72,374)	(145,958)	—	(218,332)
Proceeds from disposal of assets	—	—	4,626	6,638	—	11,264
Purchases of other operating assets	—	—	(23,042)	(598)	—	(23,640)
Proceeds from sale of investment securities	—	—	—	—	—	—
Purchases of businesses	—	—	—	(24,701)	—	(24,701)
Decrease in intercompany notes receivable, net	—	70,125	—	—	(70,125)	—
Dividends from subsidiaries	—	157,570	—	—	(157,570)	—
Change in other, net	—	(8,606)	(909)	(2,314)	9,513	(2,316)
Net cash provided by (used for) investing activities	$—	$219,089	$(91,699)	$(166,933)	$(218,182)	$(257,725)
Cash flows from financing activities:
Draws on credit facilities	—	—	—	—	—	—
Payments on credit facilities	—	—	—	(3,849)	—	(3,849)
Proceeds from long-term debt	—	—	—	222,777	—	222,777
Payments on long-term debt	—	—	(56)	—	—	(56)
Net transfers to iHeartCommunications	17,007	—	—	—	—	17,007
Dividends and other payments to noncontrolling interests	—	—	—	(30,870)	—	(30,870)
Dividends paid	—	—	—	(182,145)	182,145	—
Decrease in intercompany notes payable, net	—	—	(4,625)	(65,500)	70,125	—
Intercompany funding	193,021	(207,777)	2,415	12,341	—	—
Deferred financing charges	—	—	—	(8,606)	—	(8,606)
Change in other, net	2,885	—	—	9,279	(9,513)	2,651
Net cash provided by (used for) financing activities	212,913	(207,777)	(2,266)	(46,573)	242,757	199,054
Effect of exchange rate changes on cash	—	—	—	(13,723)	—	(13,723)
Net increase (decrease) in cash and cash equivalents	217,796	—	18,455	(29,672)	19,960	226,539
Cash and cash equivalents at beginning of year	905	—	—	205,259	(19,960)	186,204
Cash and cash equivalents at end of year	$218,701	$—	$18,455	$175,587	$—	$412,743

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2014
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(9,590)	$35,206	$(15,463)	$79,072	$(72,106)	$17,119
Reconciling items:
Impairment charges	—	—	3,530	—	—	3,530
Depreciation and amortization	—	—	194,396	211,847	—	406,243
Deferred taxes	597	—	(29,835)	(4,331)	—	(33,569)
Provision for doubtful accounts	—	—	3,247	3,903	—	7,150
Amortization of deferred financing charges and note discounts, net	—	7,428	1,232	—	—	8,660
Share-based compensation	—	—	5,006	2,737	—	7,743
Gain on sale of operating and fixed assets	—	—	(3,236)	(4,565)	—	(7,801)
Equity in (earnings) loss of nonconsolidated affiliates	15,463	(46,938)	(42,382)	(2,038)	72,106	(3,789)
Other reconciling items, net	—	—	984	(15,445)	—	(14,461)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	—	—	404	(39,022)	—	(38,618)
(Increase) decrease in prepaids and other current assets	94		6,368	(480)		5,982
Increase (decrease) in accrued expenses	(258)	1,315	(2,487)	19,742	—	18,312
Increase (decrease) in accounts payable	—	—	16,126	(626)	(19,960)	(4,460)
Increase (decrease) in accrued interest	—	818	(179)	172	—	811
Increase (decrease) in deferred income	—	—	1,735	(7,105)	—	(5,370)
Changes in other operating assets and liabilities	—	—	1,143	(20,202)	—	(19,059)
Net cash provided by (used by) operating activities	6,306	(2,171)	140,589	223,659	(19,960)	348,423
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(96,695)	(134,474)	—	(231,169)
Proceeds from disposal of assets	—	—	6,216	6,645	—	12,861
Purchases of other operating assets	—	—	(252)	(660)	—	(912)
Proceeds from sale of investment securities	—	—	—	15,834	—	15,834
Purchases of businesses	—	—	—	339	—	339
Decrease in intercompany notes receivable, net	—	84,264	—	—	(84,264)	—
Dividends from subsidiaries	—	—	3,182	—	(3,182)	—
Change in other, net	—		(11)	(3,373)	—	(3,384)
Net cash provided by (used by) investing activities	—	84,264	(87,560)	(115,689)	(87,446)	(206,431)
Cash flows from financing activities:
Draws on credit facilities	—	—	—	3,010	—	3,010
Payments on credit facilities	—	—	—	(3,682)	—	(3,682)
Payments on long-term debt	—	—	(48)	—	—	(48)
Net transfer from iHeartCommunications	(68,804)	—	—	—	—	(68,804)
Payments to repurchase noncontrolling interests	—	—	—	—	—	—
Dividends and other payments to noncontrolling interests	—	—	—	(18,995)	—	(18,995)
Dividends paid	(175,022)	—	—	(3,182)	3,182	(175,022)
Decrease in intercompany notes payable, net	—	—	—	(84,264)	84,264	—
Deferred financing charges	—	—	(4)	—	—	(4)
Intercompany funding	153,004	(82,093)	(58,862)	(12,049)	—	—
Change in other, net	2,236	—	—	—	—	2,236
Net cash used by financing activities	(88,586)	(82,093)	(58,914)	(119,162)	87,446	(261,309)
Effect of exchange rate changes on cash				(9,024)		(9,024)
Net decrease in cash and cash equivalents	(82,280)	—	(5,885)	(20,216)	(19,960)	(128,341)
Cash and cash equivalents at beginning of year	83,185	—	5,885	225,475	—	314,545
Cash and cash equivalents at end of year	$905	$—	$—	$205,259	$(19,960)	$186,204

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable
ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the preparation and reliability of financial reporting and preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.
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
As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2016, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2016.  The report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2016, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Clear Channel Outdoor Holdings, Inc.
We have audited Clear Channel Outdoor Holdings, Inc. and subsidiaries’ (the Company)  internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)  (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income (loss), changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 23, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Antonio, Texas
February 23, 2017

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
All other information required by this item is incorporated by reference to the information set forth in our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders (the “Definitive Proxy Statement”), which we expect to file with the SEC within 120 days after our fiscal year end.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Definitive Proxy Statement, which we expect to file with the SEC within 120 days after our fiscal year end.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table summarizes information as of December 31, 2016 relating to our equity compensation plans pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights (1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity Compensation Plans approved by security holders(2)	7,776,016(3)	$7.71	27,883,798
Equity Compensation Plans not approved by security holders	—	—	—
Total	7,776,016	$7.71	27,883,798

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

(3)
This number includes shares subject to outstanding awards granted, of which 5,032,680 shares are subject to outstanding options, 1,629,901 shares are subject to outstanding restricted shares and 1,113,435 shares are subject to outstanding RSUs.

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
PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)1.  Financial Statements.
The following consolidated financial statements are included in Item 8:
Consolidated Balance Sheets as of December 31, 2016 and 2015.
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2016, 2015 and 2014.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2016, 2015 and 2014.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014.
Notes to Consolidated Financial Statements
(a)2. Financial Statement Schedule.
The following financial statement schedule for the years ended December 31, 2016, 2015 and 2014 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.
Schedule II Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts

(In thousands)		Charges
	Balance at	to Costs,	Write-off		Balance
	Beginning	Expenses	of Accounts		at End of
Description	of period	and other	Receivable	Other (1)	Period
Year ended December 31, 2014	$33,127	$7,150	$13,469	$(2,500)	$24,308
Year ended December 31, 2015	$24,308	$13,384	$10,585	$(1,759)	$25,348
Year ended December 31, 2016	$25,348	$10,659	$13,069	$(540)	$22,398

(1)	Primarily foreign currency adjustments and acquisition and/or divestiture activity.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Deferred Tax Asset Valuation Allowance

(In thousands)		Charges
	Balance at	to Costs,			Balance
	Beginning	Expenses			at end of
Description	of Period	and other (1)	Reversal (2)	Adjustments (3)	Period
Year ended December 31, 2014	$180,284	$16,819	$(230)	$(28,318)	$168,555
Year ended December 31, 2015	$168,555	$41,704	$(457)	$(24,723)	$185,079
Year ended December 31, 2016	$185,079	$47,795	$(82,475)	$(13,062)	$137,337

(1)
During 2014, 2015 and 2016, the Company recorded valuation allowances on deferred tax assets attributable to net operating losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future periods. During 2016, the Company recorded $47.8 million in valuation allowance on foreign deferred tax assets due to the uncertainty of the ability to utilize these assets in future periods.

(2)
During 2014, 2015 and 2016, the Company realized the tax benefits associated with certain foreign deferred tax assets, primarily related to foreign loss carryforwards, on which a valuation allowance was previously recorded.  The associated valuation allowance was reversed in the period in which, based on the weight of available evidence, it is more-likely-than-not that the deferred tax asset will be realized. During 2016, the Company released valuation allowances in the U.S. of $32.9 million and in France of $43.3 million.

(3)
During 2014, 2015 and 2016, the Company adjusted certain valuation allowances as a result of changes in tax rates in certain jurisdictions and as a result of the expiration of carryforward periods for net operating loss carryforwards.

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

10.25§
Form of Option Agreement under the CCOH 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.26§
Form of Restricted Stock Award Agreement under the CCOH 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.26 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.27§
Form of Restricted Stock Unit Award Agreement under the CCOH 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.27 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

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

10.38§	Amendment No. 2 to Employment Agreement, effective as of December 17, 2015, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc.
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
ITEM 16.  Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2017.
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

Name	Title	Date
/s/ Robert W. Pittman Robert W. Pittman	Chairman, Chief Executive Officer (Principal Executive Officer) and Director	February 23, 2017
/s/ Richard J. Bressler Richard J. Bressler	Chief Financial Officer (Principal Financial Officer)	February 23, 2017
/s/ Scott D. Hamilton Scott D. Hamilton	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer) and Assistant Secretary	February 23, 2017
/s/ Blair E. Hendrix Blair E. Hendrix	Director	February 23, 2017
/s/ Douglas L. Jacobs Douglas L. Jacobs	Director	February 23, 2017
/s/ Daniel G. Jones Daniel G. Jones	Director	February 23, 2017
/s/ Vicente Piedrahita Vicente Piedrahita	Director	February 23, 2017
/s/ Olivia C. Sabine Olivia C. Sabine	Director	February 23, 2017
/s/ Christopher M. Temple Christopher M. Temple	Director	February 23, 2017
/s/ Dale W. Tremblay Dale W. Tremblay	Director	February 23, 2017