Form 10-Q
period 2017-03-31
Clear Channel Outdoor Holdings, Inc.
filed 2017-05-04
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Large accelerated filer  [  ]       Accelerated filer   [X]    Non-accelerated filer [  ]       Smaller reporting company   [  ] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2017
- - - - - - - - - - - - - - - - - - - - - - - - - -	- - - - - - - - - - - - - - - - - - - - - - - - - -
Class A Common Stock, $.01 par value	47,509,562
Class B Common Stock, $.01 par value	315,000,000

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands, except share data)	March 31, 2017	December 31, 2016
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$200,621	$541,995
Accounts receivable, net of allowance of $21,706 in 2017 and $22,398 in 2016	560,771	593,070
Prepaid expenses	152,994	111,569
Assets held for sale	—	55,602
Other current assets	50,178	39,199
Total Current Assets	964,564	1,341,435
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,181,997	1,196,676
Other property, plant and equipment, net	216,819	216,157
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles	986,010	960,966
Other intangibles, net	297,352	299,617
Goodwill	699,830	696,263
OTHER ASSETS
Due from iHeartCommunications	915,147	885,701
Other assets	124,644	122,013
Total Assets	$5,386,363	$5,718,828
CURRENT LIABILITIES
Accounts payable	$70,575	$86,870
Accrued expenses	433,715	480,872
Deferred income	113,709	67,005
Current portion of long-term debt	6,678	6,971
Total Current Liabilities	624,677	641,718
Long-term debt	5,112,858	5,110,020
Deferred tax liability	622,316	638,705
Other long-term liabilities	261,051	259,311
Commitments and Contingent liabilities (Note 4)
STOCKHOLDERS’ DEFICIT
Noncontrolling interest	145,140	149,886
Preferred stock, $.01 par value, 150,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share, authorized 750,000,000 shares, issued 48,128,489 and 47,947,123 shares in 2017 and 2016, respectively	481	479
Class B common stock, $.01 par value, 600,000,000 shares authorized, 315,000,000 shares issued and outstanding	3,150	3,150
Additional paid-in capital	3,152,132	3,432,121
Accumulated deficit	(4,154,799)	(4,125,798)
Accumulated other comprehensive loss	(376,183)	(386,658)
Cost of shares (706,316 in 2017 and 633,851 in 2016) held in treasury	(4,460)	(4,106)
Total Stockholders’ Deficit	(1,234,539)	(930,926)
Total Liabilities and Stockholders’ Deficit	$5,386,363	$5,718,828

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended
	March 31,
	2017	2016
Revenue	$544,726	$589,014
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	327,931	341,987
Selling, general and administrative expenses (excludes depreciation and amortization)	115,774	126,801
Corporate expenses (excludes depreciation and amortization)	34,540	28,224
Depreciation and amortization	77,494	85,395
Other operating income, net	32,611	284,774
Operating income	21,598	291,381
Interest expense	92,633	93,873
Interest income on Due from iHeartCommunications	14,807	12,713
Equity in loss of nonconsolidated affiliates	(472)	(415)
Other income (expense), net	3,867	(5,803)
Income (loss) before income taxes	(52,833)	204,003
Income tax benefit (expense)	21,837	(62,917)
Consolidated net income (loss)	(30,996)	141,086
Less amount attributable to noncontrolling interest	(1,995)	976
Net income (loss) attributable to the Company	$(29,001)	$140,110
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9,653	27,264
Unrealized holding loss on marketable securities	(57)	(36)
Reclassification adjustments	(1,644)	—
Other comprehensive income	7,952	27,228
Comprehensive income (loss)	(21,049)	167,338
Less amount attributable to noncontrolling interest	(2,523)	2,419
Comprehensive income (loss) attributable to the Company	$(18,526)	$164,919
Net income (loss) attributable to the Company per common share:
Basic	$(0.08)	$0.39
Weighted average common shares outstanding – Basic	360,754	359,915
Diluted	$(0.08)	$0.39
Weighted average common shares outstanding – Diluted	360,754	360,904

Dividends declared per share	$0.78	$1.49

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Consolidated net income (loss)	$(30,996)	$141,086
Reconciling items:
Depreciation and amortization	77,494	85,395
Deferred taxes	(15,579)	52,654
Provision for doubtful accounts	521	2,018
Amortization of deferred financing charges and note discounts, net	2,683	2,613
Share-based compensation	2,359	2,370
Gain on disposal of operating and other assets	(33,322)	(285,519)
Equity in loss of nonconsolidated affiliates	472	415
Other reconciling items, net	(5,012)	4,957
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	37,052	80,033
Increase in prepaid expenses and other current assets	(54,808)	(19,331)
Decrease in accrued expenses	(59,481)	(64,020)
Decrease in accounts payable	(15,506)	(18,190)
Increase in accrued interest	4,835	3,069
Increase in deferred income	44,232	25,151
Changes in other operating assets and liabilities	(5,091)	3,469
Net cash provided by (used for) operating activities	$(50,147)	$16,170
Cash flows from investing activities:
Purchases of property, plant and equipment	(36,344)	(47,202)
Proceeds from disposal of assets	53,279	586,690
Purchases of other operating assets	(1,064)	(1,573)
Change in other, net	404	(14,371)
Net cash provided by investing activities	$16,275	$523,544
Cash flows from financing activities:
Payments on credit facilities	(375)	(577)
Payments on long-term debt	(163)	(517)
Net transfers from (to) iHeartCommunications	(29,448)	290,711
Dividends and other payments from (to) noncontrolling interests	826	(789)
Dividends paid	(281,673)	(754,217)
Change in other, net	(257)	(1,079)
Net cash used for financing activities	$(311,090)	$(466,468)
Effect of exchange rate changes on cash	3,588	3,652
Net increase (decrease) in cash and cash equivalents	(341,374)	76,898
Cash and cash equivalents at beginning of period	541,995	412,743
Cash and cash equivalents at end of period	$200,621	$489,641
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	86,759	85,959
Cash paid for income taxes	17,193	14,632

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION
Preparation of Interim Financial Statements
All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.  Our reportable segments are Americas outdoor advertising (“Americas”) and International outdoor advertising (“International”). The accompanying consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  Management believes that the disclosures made are adequate to make the information presented not misleading.  Due to seasonality and other factors, the results for the interim periods may not be indicative of results for the full year.  The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2016 Annual Report on Form 10-K.
The consolidated financial statements include the accounts of the Company and its subsidiaries and give effect to allocations of expenses from the Company’s indirect parent entity, iHeartCommunications, Inc. (“iHeartCommunications”).  These allocations were made on a specifically identifiable basis or using relative percentages of headcount or other methods management considered to be a reasonable reflection of the utilization of services provided.  Also included in the consolidated financial statements are entities for which the Company has a controlling financial interest or is the primary beneficiary.  Investments in companies in which the Company owns 20% to 50% of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method.  All significant intercompany transactions are eliminated in the consolidation process.  Certain prior-period amounts have been reclassified to conform to the 2017 presentation.
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
During the second quarter of 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). This update changes the accounting for certain aspects of share-based payments to employees. Income tax effects of share-based payment awards will be recognized in the income statement with the vesting or settlement of the awards and the record keeping for additional paid-in capital pools will no longer be necessary. Additionally, companies can make a policy election to either estimate forfeitures or recognize them as they occur. The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2016.  The Company adopted this standard in the first quarter of 2017. The retrospective adoption of this guidance did not result in material changes to the Company's consolidated financial statements.
During the first quarter of 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This update eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Entities will

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. The standard is effective for annual and any interim impairment tests performed for periods beginning after December 15, 2019. The Company is currently evaluating the impact of the provisions of this new standard on its consolidated financial statements.
NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Dispositions
In January 2017, Americas sold its Indianapolis, Indiana market to Fairway Media Group, LLC in exchange for certain assets in Atlanta, Georgia with a fair value of $39.6 million, plus approximately $43.0 million in cash, net of closing costs. The assets acquired as part of the transaction consisted of $9.9 million in fixed assets, $29.5 million in intangible assets (including $2.3 million in goodwill) and $0.2 million in other assets. The Company recognized a net gain of $28.6 million related to the sale, which is included within Other operating income, net.
Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets as of March 31, 2017 and December 31, 2016, respectively:

(In thousands)	March 31, 2017	December 31, 2016

Land, buildings and improvements	$153,833	$152,775
Structures	2,720,902	2,684,673
Furniture and other equipment	153,473	148,516
Construction in progress	60,212	58,585
	3,088,420	3,044,549
Less: accumulated depreciation	1,689,604	1,631,716
Property, plant and equipment, net	$1,398,816	$1,412,833

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of March 31, 2017 and December 31, 2016, respectively:

(In thousands)	March 31, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$569,114	$(437,297)	$563,863	$(426,752)
Permanent easements	162,893	—	159,782	—
Other	4,558	(1,916)	4,536	(1,812)
Total	$736,565	$(439,213)	$728,181	$(428,564)

Total amortization expense related to definite-lived intangible assets for the three months ended March 31, 2017 and 2016 was $7.0 million and $9.8 million, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2018	$19,684
2019	$15,590
2020	$13,289
2021	$12,887
2022	$11,410

Goodwill
The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	Americas	International	Consolidated
Balance as of December 31, 2015	$534,683	$223,892	$758,575
Impairment	—	(7,274)	(7,274)
Dispositions	(6,934)	(30,718)	(37,652)
Foreign currency	(1,998)	(5,051)	(7,049)
Assets held for sale	(10,337)	—	(10,337)
Balance as of December 31, 2016	$515,414	$180,849	$696,263
Impairment	—	—	—
Acquisitions	2,252	—	2,252
Dispositions	—	(1,817)	(1,817)
Foreign currency	583	2,460	3,043
Assets held for sale	89	—	89
Balance as of March 31, 2017	$518,338	$181,492	$699,830

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – LONG-TERM DEBT

Long-term debt outstanding as of March 31, 2017 and December 31, 2016 consisted of the following:

(In thousands)	March 31, 2017	December 31, 2016

Clear Channel Worldwide Holdings Senior Notes:
6.5% Series A Senior Notes Due 2022	$735,750	$735,750
6.5% Series B Senior Notes Due 2022	1,989,250	1,989,250
Clear Channel Worldwide Holdings Senior Subordinated Notes:
7.625% Series A Senior Subordinated Notes Due 2020	275,000	275,000
7.625% Series B Senior Subordinated Notes Due 2020	1,925,000	1,925,000
Senior Revolving Credit Facility Due 2018(1)	—	—
Clear Channel International B.V. Senior Notes Due 2020	225,000	225,000
Other debt	14,660	14,798
Original issue discount	(6,468)	(6,738)
Long-term debt fees	(38,656)	(41,069)
Total debt	$5,119,536	$5,116,991
Less: current portion	6,678	6,971
Total long-term debt	$5,112,858	$5,110,020

(1)
 The Senior revolving credit facility provides for borrowings up to $75.0 million (the revolving credit commitment). As of March 31, 2017, we had $67.3 million of letters of credit outstanding, and $7.7 million of availability, under the senior revolving credit facility.

The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.3 billion and $5.2 billion at March 31, 2017 and December 31, 2016, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 1.

Surety Bonds, Letters of Credit and Guarantees
As of March 31, 2017, the Company had $68.5 million and $34.9 million in letters of credit and bank guarantees outstanding, respectively. Bank guarantees of $18.6 million were backed by cash collateral. Additionally, as of March 31, 2017, iHeartCommunications had outstanding commercial standby letters of credit and surety bonds of $1.4 million and $51.7 million, respectively, held on behalf of the Company.  These surety bonds, letters of credit and bank guarantees relate to various operational matters, including insurance, bid and performance bonds, as well as other items.

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
As of March 31, 2017 and December 31, 2016, the asset recorded in “Due from iHeartCommunications” on the consolidated balance sheet was $915.1 million and $885.7 million, respectively.  As of March 31, 2017, the fixed interest rate on the “Due from iHeartCommunications” account was 6.5%, which is equal to the fixed interest rate on the CCWH Senior Notes.  The net interest income for the three months ended March 31, 2017 and 2016 was $14.8 million and $12.7 million, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In its Quarterly Report on Form 10-Q filed with the SEC on May 4, 2017, iHeartCommunications stated that its forecast of future cash flows indicates that such cash flows would not be sufficient for it to meet its obligations, including payment of the outstanding receivables based credit facility balance at maturity on December 24, 2017 and payment of the 10% Senior Notes due January 15, 2018, as they become due in the ordinary course of business for a period of 12 months following May 4, 2017. iHeartCommunications further stated that management has determined that there is substantial doubt as to iHeartCommunications’ ability to continue as a going concern for a period of 12 months following May 4, 2017.
If iHeartCommunications was to become insolvent, the Company would be an unsecured creditor of iHeartCommunications.  In such event, the Company would be treated the same as other unsecured creditors of iHeartCommunications and, if the Company were not entitled to amounts outstanding under the receivable from iHeartCommunications, or could not obtain such cash on a timely basis, the Company could experience a liquidity shortfall.
The Company provides advertising space on its billboards for iHeartMedia, Inc. and for radio stations owned by iHeartMedia, Inc. For the three months ended March 31, 2017 and 2016, the Company recorded $1.8 million and $0.3 million, respectively, in revenue for these advertisements.
Under the Corporate Services Agreement between iHeartCommunications and the Company, iHeartCommunications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) certain executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services.  These services are charged to the Company based on actual direct costs incurred or allocated by iHeartCommunications based on headcount, revenue or other factors on a pro rata basis. For the three months ended March 31, 2017 and 2016, the Company recorded $16.2 million and $9.3 million, respectively, as a component of corporate expenses for these services. In February 2017, the Company and its indirect parent company, iHeartMedia, Inc., entered into an agreement related to the potential purchase of the Clear Channel registered trademarks and domain names. The agreements provide that CCOH will pay a license fee to iHeartMedia, Inc. in 2017 based on revenues of entities using the Clear Channel name. Included within the management services expense recognized in the three months ended March 31, 2017 is an additional expense of $7.8 million related to this license. Financial distress at iHeartCommunications could impact its ability to provide these services to us, and if iHeartCommunications was to become insolvent or file a bankruptcy petition, such event could cause significant uncertainties and disrupt our operations and/or adversely affect our rights under the Corporate Services Agreement and the other intercompany agreements.

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

Pursuant to the Employee Matters Agreement, the Company’s employees participate in iHeartCommunications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan.  For the three months ended March 31, 2017 and 2016, the Company recorded $2.4 million and $2.3 million, respectively, as a component of selling, general and administrative expenses for these services.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – INCOME TAXES

Income Tax Benefit (Expense)

The Company’s income tax benefit (expense) for the three months ended March 31, 2017 and 2016, respectively, consisted of the following components:

(In thousands)	Three Months Ended March 31,
	2017	2016
Current tax benefit (expense)	$6,258	$(10,263)
Deferred tax benefit (expense)	15,579	(52,654)
Income tax benefit (expense)	$21,837	$(62,917)

The effective tax rate for the three months ended March 31, 2017 was 41.3%. The effective rate for the three months ended March 31, 2017 was primarily impacted by the Company's inability to benefit from losses in certain foreign jurisdictions due to uncertainty regarding the ability to utilize those losses in future periods.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The following table shows the changes in stockholders’ equity (deficit) attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total, ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances as of January 1, 2017	$(1,080,812)	$149,886	$(930,926)
Net loss	(29,001)	(1,995)	(30,996)
Dividends declared	(282,486)	—	(282,486)
Payments from noncontrolling interests	—	826	826
Share-based compensation	2,230	129	2,359
Disposal of noncontrolling interest	—	(1,046)	(1,046)
Foreign currency translation adjustments	12,176	(2,523)	9,653
Unrealized holding loss on marketable securities	(57)	—	(57)
Reclassification adjustments	(1,644)	—	(1,644)
Other, net	(85)	(137)	(222)
Balances as of March 31, 2017	$(1,379,679)	$145,140	$(1,234,539)

Balances as of January 1, 2016	$(755,599)	$187,775	$(567,824)
Net income	140,110	976	141,086
Dividends declared	(540,016)	—	(540,016)
Dividends and other payments to noncontrolling interests	—	(789)	(789)
Share-based compensation	2,370	—	2,370
Foreign currency translation adjustments	24,845	2,419	27,264
Unrealized holding loss on marketable securities	(36)	—	(36)
Other, net	(1,863)	1,225	(638)
Balances as of March 31, 2016	$(1,130,189)	$191,606	$(938,583)

The Company has granted restricted stock, restricted stock units and options to purchase shares of its class A common stock to certain key individuals.
COMPUTATION OF LOSS PER SHARE

(In thousands, except per share data)	Three Months Ended March 31,
	2017	2016
NUMERATOR:
Net income (loss) attributable to the Company – common shares	$(29,001)	$140,110

DENOMINATOR:
Weighted average common shares outstanding - basic	360,754	359,915
Stock options and restricted stock(1)	—	989
Weighted average common shares outstanding - diluted	360,754	360,904

Net income (loss) attributable to the Company per common share:
Basic	$(0.08)	$0.39
Diluted	$(0.08)	$0.39

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)
Outstanding equity awards of 7.2 million and 6.1 million for the three months ended March 31, 2017 and 2016, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

NOTE 8 — OTHER INFORMATION
Other Comprehensive Income (Loss)
There was no change in deferred income tax liabilities resulting from adjustments to comprehensive loss for the three months ended March 31, 2017 and 2016.

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

The following table presents the Company's reportable segment results for the three months ended March 31, 2017 and 2016:

(In thousands)	Americas	International	Corporate and other reconciling items	Consolidated
Three Months Ended March 31, 2017
Revenue	$279,420	$265,306	$—	$544,726
Direct operating expenses	140,473	187,458	—	327,931
Selling, general and administrative expenses	56,086	59,688	—	115,774
Corporate expenses	—	—	34,540	34,540
Depreciation and amortization	45,295	30,673	1,526	77,494
Other operating income, net	—	—	32,611	32,611
Operating income (loss)	$37,566	$(12,513)	$(3,455)	$21,598

Capital expenditures	$14,104	$21,824	$416	$36,344
Share-based compensation expense	$—	$—	$2,359	$2,359

Three Months Ended March 31, 2016
Revenue	$282,528	$306,486	$—	$589,014
Direct operating expenses	138,012	203,975	—	341,987
Selling, general and administrative expenses	55,329	71,472	—	126,801
Corporate expenses	—	—	28,224	28,224
Depreciation and amortization	46,116	37,880	1,399	85,395
Other operating income, net	—	—	284,774	284,774
Operating income (loss)	$43,071	$(6,841)	$255,151	$291,381

Capital expenditures	$11,292	$34,913	$997	$47,202
Share-based compensation expense	$—	$—	$2,370	$2,370

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

(In thousands)	March 31, 2017
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$42,225	$—	$16,594	$141,802	$—	$200,621
Accounts receivable, net of allowance	—	—	171,029	389,742	—	560,771
Intercompany receivables	—	627,297	2,741,198	94,763	(3,463,258)	—
Prepaid expenses	2,893	3,433	69,242	77,426	—	152,994
Other current assets	(2,148)	(1,107)	11,753	41,680	—	50,178
Total Current Assets	42,970	629,623	3,009,816	745,413	(3,463,258)	964,564
Structures, net	—	—	733,948	448,049	—	1,181,997
Other property, plant and equipment, net	—	—	123,655	93,164	—	216,819
Indefinite-lived intangibles	—	—	976,395	9,615	—	986,010
Other intangibles, net	—	—	259,335	38,017	—	297,352
Goodwill	—	—	507,819	192,011	—	699,830
Due from iHeartCommunications	915,147	—	—	—	—	915,147
Intercompany notes receivable	182,026	4,887,354	—	—	(5,069,380)	—
Other assets	259,682	402,568	1,278,853	68,956	(1,885,415)	124,644
Total Assets	$1,399,825	$5,919,545	$6,889,821	$1,595,225	$(10,418,053)	$5,386,363

Accounts payable	$—	$—	$7,861	$62,714	$—	$70,575
Intercompany payable	2,741,198	—	722,060	—	(3,463,258)	—
Accrued expenses	1,904	—	73,484	358,327	—	433,715
Deferred income	—	—	47,814	65,895	—	113,709
Current portion of long-term debt	—	—	104	6,574	—	6,678
Total Current Liabilities	2,743,102	—	851,323	493,510	(3,463,258)	624,677
Long-term debt	—	4,888,510	1,908	222,440	—	5,112,858
Intercompany notes payable	—	5,000	5,027,480	36,900	(5,069,380)	—
Deferred tax liability	772	1,367	671,952	(51,775)	—	622,316
Other long-term liabilities	1,427	—	134,304	125,320	—	261,051
Total stockholders' equity (deficit)	(1,345,476)	1,024,668	202,854	768,830	(1,885,415)	(1,234,539)
Total Liabilities and Stockholders' Equity (Deficit)	$1,399,825	$5,919,545	$6,889,821	$1,595,225	$(10,418,053)	$5,386,363

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	December 31, 2016
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$300,285	$—	$61,542	$180,168	$—	$541,995
Accounts receivable, net of allowance	—	—	193,474	399,596	—	593,070
Intercompany receivables	—	687,043	2,694,094	99,431	(3,480,568)	—
Prepaid expenses	1,363	3,433	51,751	55,022	—	111,569
Assets held for sale	—	—	55,602	—	—	55,602
Other current assets	—	—	6,873	32,326	—	39,199
Total Current Assets	301,648	690,476	3,063,336	766,543	(3,480,568)	1,341,435
Structures, net	—	—	746,877	449,799	—	1,196,676
Other property, plant and equipment, net	—	—	124,138	92,019	—	216,157
Indefinite-lived intangibles	—	—	951,439	9,527	—	960,966
Other intangibles, net	—	—	259,915	39,702	—	299,617
Goodwill	—	—	505,478	190,785	—	696,263
Due from iHeartCommunications	885,701	—	—	—	—	885,701
Intercompany notes receivable	182,026	4,887,354	—	—	(5,069,380)	—
Other assets	280,435	418,658	1,320,838	65,589	(1,963,507)	122,013
Total Assets	$1,649,810	$5,996,488	$6,972,021	$1,613,964	$(10,513,455)	$5,718,828

Accounts payable	$—	$—	$14,897	$71,973	$—	$86,870
Intercompany payable	2,694,094	—	786,474	—	(3,480,568)	—
Accrued expenses	2,223	58,652	35,509	384,488	—	480,872
Dividends payable	—					—
Deferred income	—	—	33,471	33,534	—	67,005
Current portion of long-term debt	—	—	89	6,882	—	6,971
Total Current Liabilities	2,696,317	58,652	870,440	496,877	(3,480,568)	641,718
Long-term debt	—	4,886,318	1,711	221,991	—	5,110,020
Intercompany notes payable	—	5,000	5,027,681	36,699	(5,069,380)	—
Deferred tax liability	772	1,367	685,780	(49,214)	—	638,705
Other long-term liabilities	1,055	—	135,094	123,162	—	259,311
Total stockholders' equity (deficit)	(1,048,334)	1,045,151	251,315	784,449	(1,963,507)	(930,926)
Total Liabilities and Stockholders' Equity (Deficit)	$1,649,810	$5,996,488	$6,972,021	$1,613,964	$(10,513,455)	$5,718,828

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2017
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$252,986	$291,740	$—	$544,726
Operating expenses:
Direct operating expenses	—	—	124,892	203,039	—	327,931
Selling, general and administrative expenses	—	—	48,471	67,303	—	115,774
Corporate expenses	3,927	—	22,281	8,332	—	34,540
Depreciation and amortization	—	—	43,517	33,977	—	77,494
Other operating income (expense), net	(103)	—	32,603	111	—	32,611
Operating income (loss)	(4,030)	—	46,428	(20,800)	—	21,598
Interest (income) expense, net	(301)	88,331	(637)	5,240	—	92,633
Interest income on Due from iHeartCommunications	14,807	—	—	—	—	14,807
Intercompany interest income	4,065	85,102	15,018	—	(104,185)	—
Intercompany interest expense	14,807	57	89,167	154	(104,185)	—
Equity in loss of nonconsolidated affiliates	(32,636)	(21,289)	(25,700)	(875)	80,028	(472)
Other income (expense), net	5,447	—	(1,457)	(123)	—	3,867
Loss before income taxes	(26,853)	(24,575)	(54,241)	(27,192)	80,028	(52,833)
Income tax benefit (expense)	(2,148)	(1,107)	21,605	3,487	—	21,837
Consolidated net loss	(29,001)	(25,682)	(32,636)	(23,705)	80,028	(30,996)
Less amount attributable to noncontrolling interest	—	—	—	(1,995)	—	(1,995)
Net loss attributable to the Company	$(29,001)	$(25,682)	$(32,636)	$(21,710)	$80,028	$(29,001)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(226)	9,879	—	9,653
Unrealized holding loss on marketable securities	—	—	—	(57)	—	(57)
Reclassification adjustments	—	—	—	(1,644)	—	(1,644)
Equity in subsidiary comprehensive income	10,475	5,199	10,701	—	(26,375)	—
Comprehensive loss	(18,526)	(20,483)	(22,161)	(13,532)	53,653	(21,049)
Less amount attributable to noncontrolling interest	—	—	—	(2,523)	—	(2,523)
Comprehensive loss attributable to the Company	$(18,526)	$(20,483)	$(22,161)	$(11,009)	$53,653	$(18,526)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2016
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$253,079	$335,935	$—	$589,014
Operating expenses:
Direct operating expenses	—	—	120,460	221,527	—	341,987
Selling, general and administrative expenses	—	—	48,727	78,074	—	126,801
Corporate expenses	3,339	—	14,418	10,467	—	28,224
Depreciation and amortization	—	—	44,550	40,845	—	85,395
Other operating income (expense), net	(116)	—	289,897	(5,007)	—	284,774
Operating income (loss)	(3,455)	—	314,821	(19,985)	—	291,381
Interest expense, net	(330)	88,078	436	5,689	—	93,873
Interest income on Due from iHeartCommunications	12,713	—	—	—	—	12,713
Intercompany interest income	4,033	85,451	13,203	—	(102,687)	—
Intercompany interest expense	12,713	—	89,484	490	(102,687)	—
Equity in earnings (loss) of nonconsolidated affiliates	138,911	(33,187)	(38,509)	(777)	(66,853)	(415)
Other income (expense), net	629	—	(1,322)	(5,110)	—	(5,803)
Income (loss) before income taxes	140,448	(35,814)	198,273	(32,051)	(66,853)	204,003
Income tax benefit (expense)	(338)	958	(59,314)	(4,223)	—	(62,917)
Consolidated net income (loss)	140,110	(34,856)	138,959	(36,274)	(66,853)	141,086
Less amount attributable to noncontrolling interest	—	—	48	928	—	976
Net income (loss) attributable to the Company	$140,110	$(34,856)	$138,911	$(37,202)	$(66,853)	$140,110
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(5,664)	32,928	—	27,264
Unrealized holding loss on marketable securities	—	—	—	(36)	—	(36)
Equity in subsidiary comprehensive income	24,809	24,425	30,473	—	(79,707)	—
Comprehensive income (loss)	164,919	(10,431)	163,720	(4,310)	(146,560)	167,338
Less amount attributable to noncontrolling interest	—	—	—	2,419	—	2,419
Comprehensive income (loss) attributable to the Company	$164,919	$(10,431)	$163,720	$(6,729)	$(146,560)	$164,919

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2017
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(29,001)	$(25,682)	$(32,636)	$(23,705)	$80,028	$(30,996)
Reconciling items:
Depreciation and amortization	—	—	43,517	33,977	—	77,494
Deferred taxes	—	—	(13,828)	(1,751)	—	(15,579)
Provision for doubtful accounts	—	—	649	(128)	—	521
Amortization of deferred financing charges and note discounts, net	—	2,192	—	491	—	2,683
Share-based compensation	—	—	2,038	321	—	2,359
Gain on disposal of operating assets, net	—	—	(32,609)	(713)	—	(33,322)
Equity in loss of nonconsolidated affiliates	32,636	21,289	25,700	875	(80,028)	472
Other reconciling items, net	—	—	(1,294)	(3,718)	—	(5,012)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	—	—	21,796	15,256	—	37,052
Increase in prepaids and other current assets	(1,530)	—	(29,598)	(23,680)	—	(54,808)
Increase (decrease) in accrued expenses	1,422	(57,545)	42,311	(45,669)	—	(59,481)
Decrease in accounts payable	—	—	(7,038)	(8,468)	—	(15,506)
Increase in accrued interest	—	—	6	4,829	—	4,835
Increase in deferred income	—	—	12,211	32,021	—	44,232
Changes in other operating assets and liabilities	—	—	(1,811)	(3,280)	—	(5,091)
Net cash provided by (used for) operating activities	$3,527	$(59,746)	$29,414	$(23,342)	$—	$(50,147)
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(13,880)	(22,464)	—	(36,344)
Proceeds from disposal of assets	—	—	51,914	1,365	—	53,279
Purchases of other operating assets	—	—	—	(1,064)	—	(1,064)
Change in other, net	—	—	(1)	405	—	404
Net cash provided by (used for) investing activities	$—	$—	$38,033	$(21,758)	$—	$16,275
Cash flows from financing activities:
Payments on credit facilities	—	—	—	(375)	—	(375)
Payments on long-term debt	—	—	(22)	(141)	—	(163)
Net transfers to iHeartCommunications	(29,448)	—	—	—	—	(29,448)
Dividends and other payments to noncontrolling interests	—	—	—	826	—	826
Dividends paid	(281,673)	—	—	—	—	(281,673)
Intercompany funding	49,791	59,746	(112,373)	2,836	—	—
Change in other, net	(257)	—	—	—	—	(257)
Net cash provided by (used for) financing activities	(261,587)	59,746	(112,395)	3,146	—	(311,090)
Effect of exchange rate changes on cash	—	—	—	3,588	—	3,588
Net decrease in cash and cash equivalents	(258,060)	—	(44,948)	(38,366)	—	(341,374)
Cash and cash equivalents at beginning of year	300,285	—	61,542	180,168	—	541,995
Cash and cash equivalents at end of year	$42,225	$—	$16,594	$141,802	$—	$200,621

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2016
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$140,110	$(34,856)	$138,959	$(36,274)	$(66,853)	$141,086
Reconciling items:
Depreciation and amortization	—	—	44,550	40,845	—	85,395
Deferred taxes	—	—	53,232	(578)	—	52,654
Provision for doubtful accounts	—	—	1,497	521	—	2,018
Amortization of deferred financing charges and note discounts, net	—	1,873	308	432	—	2,613
Share-based compensation	—	—	1,016	1,354	—	2,370
(Gain) loss on sale of operating and fixed assets	—	—	(290,091)	4,572	—	(285,519)
Equity in (earnings) loss of nonconsolidated affiliates	(138,911)	33,187	38,509	777	66,853	415
Other reconciling items, net	—	—	4,957	—	—	4,957
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	—	—	25,782	54,251	—	80,033
(Increase) decrease in prepaids and other current assets	(1,402)	—	377	(18,306)	—	(19,331)
Decrease in accrued expenses	(615)	(251)	(25,577)	(37,577)	—	(64,020)
Decrease in accounts payable	—	—	(5,741)	(12,449)	—	(18,190)
Increase (decrease) in accrued interest	—	6,632	(3,432)	(131)	—	3,069
Increase in deferred income	—	—	11,277	13,874	—	25,151
Changes in other operating assets and liabilities	—	—	2,830	639	—	3,469
Net cash provided by (used for) operating activities	$(818)	$6,585	$(1,547)	$11,950	$—	$16,170
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(11,023)	(36,179)	—	(47,202)
Proceeds from disposal of assets	—	—	351,470	235,220	—	586,690
Purchases of other operating assets	—	—	(1,357)	(216)	—	(1,573)
Decrease in intercompany notes receivable, net	—	2,000	—	—	(2,000)	—
Dividends from subsidiaries	—	—	234,554	—	(234,554)	—
Change in other, net	—	—	1	(14,372)	—	(14,371)
Net cash provided by investing activities	$—	$2,000	$573,645	$184,453	$(236,554)	$523,544
Cash flows from financing activities:
Payments on credit facilities	—	—	—	(577)	—	(577)
Payments on long-term debt	—	—	(15)	(502)	—	(517)
Net transfers to iHeartCommunications	290,711	—	—	—	—	290,711
Dividends and other payments to noncontrolling interests	—	—	—	(789)	—	(789)
Dividends paid	(754,217)	—	—	(234,554)	234,554	(754,217)
Increase (decrease) in intercompany notes payable, net	—	—	(3,781)	1,781	2,000	—
Intercompany funding	576,608	(8,585)	(579,735)	11,712	—	—
Change in other, net	(959)	—	—	(120)	—	(1,079)
Net cash provided by (used for) financing activities	112,143	(8,585)	(583,531)	(223,049)	236,554	(466,468)
Effect of exchange rate changes on cash	—	—	—	3,652	—	3,652
Net increase (decrease) in cash and cash equivalents	111,325	—	(11,433)	(22,994)	—	76,898
Cash and cash equivalents at beginning of year	218,701	—	18,455	175,587	—	412,743
Cash and cash equivalents at end of year	$330,026	$—	$7,022	$152,593	$—	$489,641

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Format of Presentation
Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes contained in Item 1 of this Quarterly Report on Form 10-Q.  Our discussion is presented on both a consolidated and segment basis.  All references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.  Our reportable segments are Americas outdoor advertising (“Americas”) and International outdoor advertising (“International”).  Our Americas and International segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types. Certain prior period amounts have been reclassified to conform to the 2017 presentation.

We manage our operating segments by focusing primarily on their operating income, while Corporate expenses, Other operating income (expense), net, Interest expense, Interest income on the Revolving Promissory Note issued by iHeartCommunications to the Company (the “Due from iHeartCommunications Note”), Equity in earnings (loss) of nonconsolidated affiliates, Other income, net and Income tax benefit (expense) are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.

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

Executive Summary
The key developments that impacted our business during the three months ended March 31, 2017 are summarized below:

•
Consolidated revenue decreased $44.3 million during the three months ended March 31, 2017 compared to the same period of 2016. Excluding a $12.8 million impact from movements in foreign exchange rates, consolidated revenue decreased $31.5 million during the three months ended March 31, 2017 compared to the same period of 2016.

•
In January 2017, we sold our Indianapolis, Indiana market in exchange for certain assets in Atlanta, Georgia, plus $43.0 million in cash, net of closing costs. A net gain of $28.6 million was recognized related to the sale. In 2016, we sold nine non-strategic U.S. markets and our businesses in Turkey and Australia.

•
On February 23, 2017, we paid a special dividend of $282.5 million using a portion of the cash proceeds from the sales of certain non-strategic U.S. outdoor markets and of our Australia outdoor business.

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

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of our historical results of operations for the three months ended March 31, 2017 to the three months ended March 31, 2016 is as follows:

(In thousands)	Three Months Ended March 31,		%
	2017	2016	Change
Revenue	$544,726	$589,014	(7.5)%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	327,931	341,987	(4.1)%
Selling, general and administrative expenses (excludes depreciation and amortization)	115,774	126,801	(8.7)%
Corporate expenses (excludes depreciation and amortization)	34,540	28,224	22.4%
Depreciation and amortization	77,494	85,395	(9.3)%
Other operating income (expense), net	32,611	284,774
Operating income	21,598	291,381
Interest expense	92,633	93,873
Interest income on Due from iHeartCommunications	14,807	12,713
Equity in loss of nonconsolidated affiliates	(472)	(415)
Other income (expense), net	3,867	(5,803)
Income (loss) before income taxes	(52,833)	204,003
Income tax benefit (expense)	21,837	(62,917)
Consolidated net income (loss)	(30,996)	141,086
Less amount attributable to noncontrolling interest	(1,995)	976
Net income (loss) attributable to the Company	$(29,001)	$140,110

Consolidated Revenue
Consolidated revenue decreased $44.3 million during the three months ended March 31, 2017 compared to the same period of 2016. Excluding a $12.8 million impact from movements in foreign exchange rates, consolidated revenue decreased $31.5 million during the three months ended March 31, 2017 compared to the same period of 2016. The decrease in consolidated revenue is primarily due to the sale of certain non-strategic outdoor markets and international businesses which generated $42.0 million in revenue in 2016 and $1.5 million in 2017. This decrease was partially offset by revenue growth from new digital assets and new contracts.

Consolidated Direct Operating Expenses
Consolidated direct operating expenses decreased $14.1 million during the three months ended March 31, 2017 compared to the same period of 2016. Excluding a $9.1 million impact from movements in foreign exchange rates, consolidated direct operating expenses decreased $4.9 million during the three months ended March 31, 2017 compared to the same period of 2016. Lower direct operating expenses was primarily due to the sale of certain non-strategic outdoor markets and international businesses.

Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses decreased $11.0 million during the three months ended March 31, 2017 compared to the same period of 2016. Excluding a $2.6 million impact from movements in foreign exchange rates, consolidated SG&A expenses decreased $8.5 million during the three months ended March 31, 2017 compared to the same period of 2016. SG&A expenses were lower primarily due to the sale of certain non-strategic outdoor markets and international businesses.

Corporate Expenses
Corporate expenses increased $6.3 million during the three months ended March 31, 2017 compared to the same period of 2016. Excluding the $1.1 million impact from movements in foreign exchange rates, corporate expenses increased $7.4 million during the three months ended March 31, 2017 compared to the same period of 2016 primarily due to the $7.8 million trademark license fee paid to iHeartMedia, Inc. (see Note 5 to our Consolidated Financial Statements located in Part I of this Quarterly Report on Form 10-Q).

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

Strategic revenue and efficiency costs were $3.9 million during the three months ended March 31, 2017. Of these costs, $0.6 million was incurred by our Americas segment, $2.9 million was incurred by our International segment, and $0.4 million was incurred by Corporate. Of these expenses, $0.7 million are reported within direct operating expenses, $2.8 million are reported within SG&A and $0.4 million are reported within corporate expenses.

Strategic revenue and efficiency costs were $2.3 million during the three months ended March 31, 2016. Of these costs, $1.1 million was incurred by our Americas segment, $0.9 million was incurred by our International segment and $0.3 million was incurred by Corporate. Of these expenses, $0.7 million are reported within direct operating expenses, $1.3 million are reported within SG&A and $0.3 million are reported within corporate expenses.

Depreciation and Amortization
Depreciation and amortization decreased $7.9 million during the three months ended March 31, 2017, compared to the same period in 2016 primarily due to assets becoming fully depreciated or fully amortized and the disposal of assets related to the sale of our Indianapolis market in 2017 and the sale of nine non-strategic U.S. markets and our businesses in Turkey and Australia in 2016.
Other operating income (expense), net
Other operating expense, net was $32.6 million for the three months ended March 31, 2017 primarily due to the sale of the Americas' Indianapolis market for certain assets in Atlanta, Georgia, plus $43.0 million in cash, net of closing costs, resulting in a net gain of $28.6 million.
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
Interest Expense
Interest expense decreased $1.2 million during the three months ended March 31, 2017 compared to the same period of 2016.

Interest Income on Due from iHeartCommunications
Interest income increased $2.1 million during the three months ended March 31, 2017 compared to the same period of 2016 due to a higher average outstanding balance on the Due from iHeartCommunications note.

Other income (expense), net
Other income, net of $3.9 million for the three months ended March 31, 2017 related primarily to net foreign exchange gains recognized in connection with intercompany notes denominated in foreign currencies.

Other expense, net of $5.8 million for the three months ended March 31, 2016 related primarily to net foreign exchange losses recognized in connection with intercompany notes denominated in foreign currencies.

Income tax expense
Our operations are included in a consolidated income tax return filed by iHeartMedia.  However, for our financial statements, our provision for income taxes was computed as if we file separate consolidated federal income tax returns with our subsidiaries.

The effective tax rate for the three months ended March 31, 2017 was 41.3%. The effective rate was primarily impacted by the Company's inability to benefit from losses in certain foreign jurisdictions due to uncertainty regarding the ability to utilize those losses in future periods.

The effective tax rate for the three months ended March 31, 2016 was 30.8% and was primarily impacted by the reversal of the valuation allowance recorded in 2015 against net operating losses in U.S. federal and state jurisdictions due to taxable gains from the dispositions of nine outdoor markets during the period. In addition, we were unable to record benefits on losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future periods.

Americas Outdoor Advertising Results of Operations

Our Americas outdoor operating results were as follows:

(In thousands)	Three Months Ended March 31,		%
	2017	2016	Change
Revenue	$279,420	$282,528	(1.1)%
Direct operating expenses	140,473	138,012	1.8%
SG&A expenses	56,086	55,329	1.4%
Depreciation and amortization	45,295	46,116	(1.8)%
Operating income	$37,566	$43,071	(12.8)%

Americas revenue decreased $3.1 million during the three months ended March 31, 2017 compared to the same period of 2016. Excluding the $1.4 million impact from movements in foreign exchange rates, Americas revenue decreased $4.5 million during the three months ended March 31, 2017 compared to the same period of 2016. The decrease in revenue is due to the $5.2 million impact of the sale of non-strategic outdoor markets and a decrease in Spectacolor revenue from lower inventory. This was partially offset by increased revenues from new airport contracts, as well as, digital billboards from new deployments and higher occupancy on existing digital billboards.

Americas direct operating expenses increased $2.5 million during the three months ended March 31, 2017 compared to the same period of 2016. Excluding the $0.9 million impact from movements in foreign exchange rates, Americas direct operating expenses increased $1.6 million during the three months ended March 31, 2017 compared to the same period of 2016. The increase in direct operating expenses was driven by higher site lease expenses related to new airport contracts and printed displays, partially offset by the $2.0 million impact of the sale of non-strategic outdoor markets. Americas SG&A expenses increased $0.7 million during the three months ended March 31, 2017 compared to the same period of 2016. Excluding the $0.5 million impact from movements in foreign exchange rates, Americas SG&A expenses increased $0.2 million during the three months ended March 31, 2017 compared to the same period of 2016.

International Outdoor Advertising Results of Operations

Our International operating results were as follows:

(In thousands)	Three Months Ended March 31,		%
	2017	2016	Change
Revenue	$265,306	$306,486	(13.4)%
Direct operating expenses	187,458	203,975	(8.1)%
SG&A expenses	59,688	71,472	(16.5)%
Depreciation and amortization	30,673	37,880	(19.0)%
Operating income	$(12,513)	$(6,841)	82.9%

International revenue decreased $41.2 million during the three months ended March 31, 2017 compared to the same period of 2016. Excluding the $14.2 million impact from movements in foreign exchange rates, International revenue decreased $27.0 million during the three months ended March 31, 2017 compared to the same period of 2016. The decrease in revenue is primarily due to a $35.4 million decrease in revenue resulting from the sale of our businesses in Turkey and Australia in 2016. This was partially offset by growth across other markets including Spain, the United Kingdom and Switzerland, primarily from new contracts and digital expansion.

International direct operating expenses decreased $16.5 million during the three months ended March 31, 2017 compared to the same period of 2016. Excluding the $10.0 million impact from movements in foreign exchange rates, International direct operating expenses decreased $6.5 million during the three months ended March 31, 2017 compared to the same period of 2016. The decrease was driven by a $22.5 million decrease in direct operating expenses resulting from the 2016 sales of our businesses in Turkey and Australia, partially offset by higher site lease and production expenses in countries experiencing revenue growth. International SG&A expenses decreased $11.8 million during the three months ended March 31, 2017 compared to the same period of 2016. Excluding the $3.1 million impact from movements in foreign exchange rates, International SG&A expenses decreased $8.7 million during the three months ended March 31, 2017 compared to the same period of 2016. The decrease in SG&A expenses was primarily due to a $6.7 million decrease resulting from the sale of our businesses in Turkey and Australia.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Three Months Ended March 31,
	2017	2016
Americas Outdoor Advertising	$37,566	$43,071
International Outdoor Advertising	(12,513)	(6,841)
Other operating income (loss), net	32,611	284,774
Corporate and other (1)	(36,066)	(29,623)
Consolidated operating income	$21,598	$291,381

(1)	Corporate and other includes expenses related to Americas and International as well as overall executive, administrative and support functions.

Share-Based Compensation Expense
We have granted restricted stock, restricted stock units and options to purchase shares of our Class A common stock to certain key individuals under our equity incentive plans. Certain employees receive equity awards pursuant to our equity incentive plans.  As of March 31, 2017, there was $10.0 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately 2.4 years.

Share-based compensation expenses are recorded in corporate expenses and were $2.4 million and $2.4 million for the three months ended March 31, 2017 and 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following discussion highlights cash flow activities during the three months ended March 31, 2017 and 2016:

(In thousands)	Three Months Ended March 31,
	2017	2016
Cash provided by (used for):
Operating activities	$(50,147)	$16,170
Investing activities	$16,275	$523,544
Financing activities	$(311,090)	$(466,468)

Operating Activities
Cash used for operating activities was $50.1 million during the three months ended March 31, 2017 compared to $16.2 million of cash provided by operating activities during the three months ended March 31, 2016.  The decrease in cash provided by operating activities is primarily attributable to changes in working capital balances, particularly accounts payable and accrued expenses, which was driven primarily by the timing of payments.
Investing Activities
Cash provided by investing activities of $16.3 million during the three months ended March 31, 2017 primarily reflected net cash proceeds from the sale of our outdoor Indianapolis market of $43.0 million. Those sale proceeds were partially offset by our capital expenditures of $36.3 million.  We spent $14.1 million in our Americas segment primarily related to the construction of new advertising structures such as digital displays, $21.8 million in our International segment primarily related to street furniture and transit advertising structures and $0.4 million in Corporate primarily related to equipment and software purchases.
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

Financing Activities
Cash used for financing activities of $311.1 million during the three months ended March 31, 2017 primarily reflected a cash dividend of $282.5 million and net transfers of $29.4 million in cash to iHeartCommunications, which represents the activity in the “Due from iHeartCommunications” account.

Cash used for financing activities of $466.5 million during the three months ended March 31, 2016 primarily reflected two cash dividends paid in the aggregate amount of $754.2 million, partially offset by net transfers of $290.7 million in cash from iHeartCommunications, which represents the activity in the “Due from/to iHeartCommunications” account.

Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, cash flow from operations, the revolving promissory note with iHeartCommunications and our senior revolving credit facility, and, to the extent we use cash to support iHeartCommunications’ liquidity needs in the future, cash from liquidity-generating transactions.  As of March 31, 2017, we had $200.6 million of cash on our balance sheet, including $141.8 million of cash held outside the U.S. by our subsidiaries, a portion of which is held by non-wholly owned subsidiaries or is otherwise subject to certain restrictions and not readily accessible to us.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant deficits, as calculated for tax law purposes, in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.

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

During the fourth quarter of 2016, we sold our business in Australia for cash proceeds of $195.7 million, net of cash retained by the purchaser and closing costs. In January 2017, we sold our Indianapolis, Indiana outdoor market in exchange for certain assets in Atlanta, Georgia, plus approximately $43.0 million in cash, net of closing costs. On February 23, 2017, we paid a special cash dividend to our stockholders of $282.5 million using proceeds from the sales of certain non-strategic U.S. markets and of our business in Australia. iHeartCommunications received 89.9% or approximately $254.0 million, of the dividend, with the remaining 10.1%, or approximately $28.5 million, paid to our public stockholders. The payment of these special dividends reduces the amount of cash available to us for future working capital, capital expenditure, debt service and other funding requirements. Future special cash dividends will be dependent upon, among other things, our having sufficient available cash.
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
As our controlling stockholder, iHeartCommunications may request and may exert pressure on us to engage in transactions for the purpose of supporting its liquidity needs, such as financings or asset sales, which may negatively affect our business operations or our capital structure.  In its Quarterly Report on Form 10-Q filed with the SEC on May 4, 2017, iHeartCommunications stated that its forecast of future cash flows indicates that such cash flows would not be sufficient for it to meet its obligations, including payment of the outstanding receivables based credit facility balance at maturity on December 24, 2017 and payment of the 10% Senior Notes due January 15, 2018, as they become due in the ordinary course of business for a period of 12 months following May 4, 2017. iHeartCommunications further stated that management has determined that there is substantial doubt as to iHeartCommunications’ ability to continue as a going concern for a period of 12 months following May 4, 2017.
iHeartCommunications provides the day-to-day cash management services for our cash activities and balances in the U.S. We do not have any material committed external sources of capital other than iHeartCommunications, and iHeartCommunications is not required to provide us with funds to finance our working capital or other cash requirements. We have no access to the cash transferred from us to iHeartCommunications under the cash management arrangement other than our right to demand payment by iHeartCommunications of the amounts owed to us under the Due from iHeartCommunications note. As of March 31, 2017, iHeartCommunications had $365.0 million recorded as “Cash and cash equivalents” on its consolidated balance sheets, of which $200.6 million was held by us and our subsidiaries, and we had $915.1 million due to us from iHeartCommunications under the Due from iHeartCommunications note.  Further deterioration in the financial condition or liquidity of iHeartCommunications could result in its inability to repay amounts due to us under the Due from iHeartCommunications note when demanded or at maturity, and could also have the effect of increasing our borrowing costs or impairing our access to capital markets. If iHeartCommunications was to become insolvent or file for bankruptcy, we would be an unsecured creditor of iHeartCommunications.  In that event, we would be treated the same as other unsecured creditors of iHeartCommunications and, if we were not repaid or otherwise entitled to amounts outstanding or previously paid under the revolving promissory note, could not obtain cash previously transferred to iHeartCommunications on a timely basis or retain cash previously received from iHeartCommunications, we could experience a liquidity shortfall.
We were in compliance with the covenants contained in our material financing agreements as of March 31, 2017.  Our ability to comply with the maintenance covenant in our senior secured credit facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions.
In its Quarterly Report on Form 10-Q filed with the SEC on May 4, 2017, iHeartCommunications stated that it was in compliance with the covenants contained in its material financing agreements as of March 31, 2017, other than a payment default on notes held by a subsidiary of iHeartCommunications that has informed iHeartCommunications it does not currently intend to collect the principal amount due or exercise or request enforcement of any remedy with respect to the payment default under the applicable indenture.  iHeartCommunications stated that this payment default is below the $100.0 million cross-default threshold in iHeartCommunications' debt documents. iHeartCommunications similarly stated in its Quarterly Report that its future results are subject to significant uncertainty and there can be no assurance it will be able to maintain compliance with these covenants.  iHeartCommunications stated in its Quarterly Report that these covenants include a requirement in its senior secured credit facilities that it receive an opinion from its auditors in connection with its year-end audit that is not subject to a "going concern" or like qualification or exception. Moreover, iHeartCommunications stated in its Quarterly Report that its ability to comply with the covenants in its material financing agreements may be affected by events beyond its control, including the uncertainties described under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Anticipated Cash Requirements" in its Quarterly Report and prevailing economic, financial and industry conditions.  As discussed therein, the breach of any covenants set forth in iHeartCommunications’ financing agreements would result in a default thereunder, and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be immediately due and payable. In addition, iHeartCommunications stated in its Quarterly Report that if iHeartCommunications is unable to repay its obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility.  Finally, iHeartCommunications stated in its Quarterly Report that a default or acceleration under any of its material financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.
Sources of Capital
As of March 31, 2017 and December 31, 2016, we had the following debt outstanding, cash and cash equivalents and amounts due from iHeartCommunications:

(In millions)	March 31, 2017	December 31, 2016
Clear Channel Worldwide Holdings Senior Notes due 2022	$2,725.0	$2,725.0
Clear Channel Worldwide Holdings Senior Subordinated Notes due 2020	2,200.0	2,200.0
Senior Revolving Credit Facility due 2018(1)	—	—
Clear Channel International B.V. Senior Notes due 2020	225.0	225.0
Other debt	14.7	14.8
Original issue discount	(6.5)	(6.7)
Long-term debt fees	(38.7)	(41.1)
Total debt	5,119.5	5,117.0
Less: Cash and cash equivalents	200.6	542.0
Less: Due from iHeartCommunications	915.1	885.7
	$4,003.8	$3,689.3
 (1) The senior revolving credit facility provides for borrowings up to $75.0 million (the revolving credit commitment). As of March 31, 2017, we had $67.3 million of letters of credit outstanding, and $7.7 million of availability, under the senior revolving credit facility.
We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities.  Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Promissory Notes with iHeartCommunications
We maintain accounts that represent net amounts due to or from iHeartCommunications, which are recorded as “Due from iHeartCommunications” on our consolidated balance sheets.  The accounts represent our revolving promissory note issued by us to iHeartCommunications and the revolving promissory note issued by iHeartCommunications to us, in each case in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances.  The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand or when they mature on December 15, 2017.  Included in the accounts are the net activities resulting from day-to-day cash management services provided by iHeartCommunications.  Such day-to-day cash management services relate only to our cash activities and balances in the U.S. and exclude any cash activities and balances of our non-U.S. subsidiaries.  As of March 31, 2017 and December 31, 2016, the asset recorded in “Due from iHeartCommunications” on our consolidated balance sheet was $915.1 million and $885.7 million, respectively.  As of March 31, 2017, we had no borrowings under the revolving promissory note to iHeartCommunications.
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
The net interest income for the three months ended March 31, 2017 and 2016 was $14.8 million and $12.7 million, respectively. At March 31, 2017 and December 31, 2016, the fixed interest rate on the “Due from iHeartCommunications” account was 6.5%, which is equal to the fixed interest rate on the CCWH Senior Notes. If the outstanding balance on the Due from iHeartCommunications note exceeds $1.0 billion and under certain other circumstances tied to iHeartCommunications’ liquidity, the rate will be variable but will in no event be less than 6.5% nor greater than 20%.
Our working capital requirements and capital for general corporate purposes, including acquisitions and capital expenditures, may be provided to us by iHeartCommunications, in its sole discretion, pursuant to the revolving promissory note issued by us to iHeartCommunications or pursuant to repayment of the revolving promissory note issued by iHeartCommunications to us.  If we are unable to obtain financing from iHeartCommunications, we may need to obtain additional financing from banks or other lenders, or through public offerings or private placements of debt or equity, strategic relationships or other arrangements at some future date.  We may be unable to successfully obtain additional debt or equity financing on satisfactory terms or at all.
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
 Clear Channel Worldwide Holdings Senior Notes
As of March 31, 2017, CCWH senior notes represented $2.7 billion aggregate principal amount of indebtedness outstanding, which consisted of $735.75 million aggregate principal amount of 6.5% Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and $1,989.25 million aggregate principal amount of 6.5% Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes” and, together with the Series A CCWH Senior Notes, the “CCWH Senior Notes”). The CCWH Senior Notes are guaranteed by us, Clear Channel Outdoor, Inc. (“CCOI”) and certain of our direct and indirect subsidiaries.
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
Our consolidated leverage ratio, defined as total debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 8.2:1 as of March 31, 2017, and senior leverage ratio, defined as senior debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 4.3:1 as of March 31, 2017. As required by the definition of EBITDA in the CCWH Senior Notes indentures, our EBITDA for the preceding four quarters of $632.6 million is calculated as operating income (loss) before depreciation, amortization, impairment charges and gains and losses on acquisitions and divestitures plus share-based compensation and is further adjusted for the following: (i) costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses; (iii) non-cash charges; and (iv) various other items. Because our consolidated leverage ratio exceeded the limit in the incurrence tests described above, we are not currently permitted to incur additional indebtedness using the incurrence test in the Series A CCWH Senior Notes indenture and the Series B CCWH Senior Notes indenture, and we are not currently permitted to pay dividends from the proceeds of indebtedness or the excess proceeds from asset sales under the Series B CCWH Senior Notes indenture. There are other exceptions in these indentures that allow us to incur additional indebtedness and pay dividends.
The following table reflects a reconciliation of EBITDA (as defined by the CCWH Senior Notes indentures) to operating income and net cash provided by operating activities for the four quarters ended March 31, 2017:

Four Quarters Ended
(In millions)	March 31, 2017
EBITDA (as defined by the CCWH Senior Notes indentures)	$632.6
Less adjustments to EBITDA (as defined by the CCWH Senior Notes indentures):
Costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities	(15.3)
Extraordinary, non-recurring or unusual gains or losses or expenses (as referenced in the definition of EBITDA in the CCWH Senior Notes indentures)	(9.8)
Non-cash charges	(5.6)
Other items	16.7
Less: Depreciation and amortization, Impairment charges, Gains and losses on acquisitions and divestitures and Share-based compensation expense	(250.8)
Operating income	367.8
Plus: Depreciation and amortization, Impairment charges, Gain (loss) on disposal of operating and fixed assets and Share-based compensation expense	242.4
Less: Interest expense	(373.7)
Plus: Interest income on Due from iHeartCommunications	52.4
Less: Current income tax expense	(28.8)
Plus: Other income, net	(60.9)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	79.2
Change in assets and liabilities, net of assets acquired and liabilities assumed	(35.4)
Net cash provided by operating activities	$243.0
Clear Channel Worldwide Holdings Senior Subordinated Notes
As of March 31, 2017, CCWH Subordinated Notes represented $2.2 billion aggregate principal amount of indebtedness outstanding, which consist of $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes”).
 The Series A CCWH Subordinated Notes indenture and Series B CCWH Subordinated Notes indenture restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test. In order to incur additional indebtedness under this test, our debt to adjusted EBITDA ratio (as defined by the indentures) must be lower than 7.0:1. The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B CCWH Subordinated Notes indenture also permits us to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if our debt to adjusted EBITDA ratio (as defined by the indenture) is lower than 7.0:1. Because our debt to adjusted EBITDA ratio exceeded the thresholds in the indentures as of March 31, 2017, we are not currently permitted to incur additional indebtedness using the incurrence test in the Series A CCWH Subordinated Notes Indenture and the Series B CCWH Subordinated Notes indenture, and we are not currently permitted to pay dividends from the proceeds of indebtedness or the excess proceeds from asset sales under the Series B CCWH Subordinated Notes indenture. The Series B CCWH Subordinated Notes indenture contains certain other exceptions that allow us to incur indebtedness and pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by us of amounts outstanding under the Due from iHeartCommunications note.  The Series A CCWH Subordinated Notes indenture does not limit our ability to pay dividends.
Senior Revolving Credit Facility Due 2018
During the third quarter of 2013, we entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital needs, to issue letters of credit and for other general corporate purposes.  As of March 31, 2017, there were no amounts outstanding under the revolving credit facility, and $67.3 million of letters of credit under the revolving credit facility which reduce availability under the facility. The revolving credit facility contains a springing covenant that requires us to maintain a secured leverage ratio (as defined in the revolving credit facility) of not more than 1.5:1 that is tested at the end of a quarter if availability under the facility is less than 75% of the aggregate commitments under the facility.  We were in compliance with the secured leverage ratio covenant as of March 31, 2017.
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
Other Debt
Other debt consists primarily of capital leases and loans with international banks.  As of March 31, 2017, approximately $14.7 million was outstanding as other debt.
iHeartCommunications’ Debt Covenants
iHeartCommunications’ senior secured credit facilities contain a significant financial covenant which must be tested quarterly and requires iHeartCommunications to limit the ratio of its consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA (as defined by iHeartCommunications’ senior secured credit facilities) for the preceding four quarters.  The maximum ratio permitted under this financial covenant was 8.75:1 for the four quarters ended March 31, 2017.  In its Quarterly Report on Form 10-Q filed with the SEC on May 4, 2017, iHeartCommunications stated that it was in compliance with this covenant as of March 31, 2017.
Disposals
In January 2017, we sold our Indianapolis, Indiana market in exchange for certain assets in Atlanta, Georgia, plus approximately $43.0 million in cash, net of closing costs. A net gain of $28.6 million was recognized related to the sale.
Uses of Capital
Special Dividends
On February 23, 2017, we paid a special cash dividend to our stockholders of $282.5 million, using proceeds from the sales of certain non-strategic U.S. markets and of our business in Australia. iHeartCommunications received 89.9%, or approximately $254.0 million, with the remaining 10.1%, or approximately $28.5 million, paid to our public stockholders. The payment of these special dividends reduces the amount of cash available to us for future working capital, capital expenditure, debt service and other funding requirements.

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
Foreign Currency Exchange Rate Risk
We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported a net loss of $25.4 million for three months ended March 31, 2017.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net loss for the three months ended March 31, 2017 by $2.5 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three months ended March 31, 2017 would have increased our net loss by a corresponding amount.
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

•	the impact of the above and similar factors on iHeartCommunications, our primary direct or indirect external source of capital, which has significant need for capital; and

•	certain other factors set forth in our other filings with the SEC.

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

ITEM 4.  CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 at the reasonable assurance level.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS
For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016 (the "Annual Report") and our Quarterly Reports on Form 10-Q. There have not been any material changes in the risk factors disclosed in our Annual Report and Quarterly Reports, except that we are updating the risk factor entitled "Our agreements with iHeartCommunications impose obligations on, and iHeartCommunications' financing agreements effectively impose restrictions on, our ability to finance operations and capital needs, make acquisitions and engage in other business activities" to replace a portion of that risk factor with a new risk factor entitled "If iHeartCommunications was to become insolvent or file a bankruptcy petition, it could cause significant uncertainties and risks for our operations and our liquidity" as set forth below:
Our agreements with iHeartCommunications impose obligations on, and iHeartCommunications' financing agreements effectively impose restrictions on, our ability to finance operations and capital needs, make acquisitions and engage in other business activities
We have entered into a Master Agreement, a Corporate Services Agreement, an Employee Matters Agreement, a Tax Matters Agreement, a Trademark License Agreement and a number of other agreements with iHeartCommunications setting forth various matters governing our relationship with iHeartCommunications while it remains a significant stockholder in us. These agreements allow iHeartCommunications to retain control over many aspects of our operations, in addition to iHeartCommunications' ability to control us through its controlling ownership of our common stock. We are not able to terminate these agreements or amend them in a manner we deem more favorable so long as iHeartCommunications continues to own shares of our common stock representing more than 50% of the total voting power of our common stock. iHeartCommunications' financing agreements also impose a number of restrictions on us.
In addition, the Master Agreement and, in some cases, iHeartCommunications' financing agreements, include restrictive covenants that, among other things, restrict our ability to:

•	issue any shares of capital stock or securities convertible into capital stock;

•	incur additional indebtedness;

•	make certain acquisitions and investments;

•	repurchase our stock;

•	dispose of certain assets; and

•	merge or consolidate.

The rights of iHeartCommunications under these agreements, in addition to iHeartCommunications' ability to control us through its controlling ownership of our common stock, may allow iHeartCommunications to delay or prevent an acquisition of us that our other stockholders may consider favorable. In addition, the restrictions contained in these agreements limit our ability to finance operations and capital needs, make acquisitions or engage in other business activities, including our ability to grow and increase our revenue or respond to competitive changes.
If iHeartCommunications was to become insolvent or file a bankruptcy petition, it could cause significant uncertainties and risks for our operations and our liquidity
Pursuant to the Corporate Services Agreement, we are obligated to use various corporate services provided by iHeartCommunications and its affiliates, including treasury, payroll and other financial services, certain executive officer services, human resources and employee benefit services, legal services, information systems and network services and procurement and sourcing support. Financial distress at iHeartCommunications could impact its ability to provide these services to us, and if iHeartCommunications was to become insolvent or file a bankruptcy petition, such event could cause significant uncertainties and disrupt our operations and/or adversely affect our rights under the Corporate Services Agreement and the other intercompany agreements.
Also pursuant to the Corporate Services Agreement, substantially all of the cash generated from our domestic Americas operations is transferred daily into accounts of iHeartCommunications (after satisfying our controlled disbursement accounts and the funding requirements of the trustee accounts under the senior notes and the senior subordinated notes issued by Clear Channel Worldwide Holdings, Inc., an indirect, wholly-owned subsidiary of ours), where funds of ours and of iHeartCommunications are commingled, and recorded as "Due from/to iHeartCommunications" on the consolidated balance sheet. Net amounts owed between us and iHeartCommunications are evidenced by revolving promissory notes. We do not have any material committed external sources of capital independent from iHeartCommunications, and iHeartCommunications is not required to provide us with funds to finance our working capital or other cash requirements. In addition, we have no access to the cash transferred from us to iHeartCommunications other than our right to demand payment by iHeartCommunications of the amounts owed to us under the revolving promissory note.

The "Due from iHeartCommunications" note previously was the subject of derivative litigation filed by our stockholders in the Delaware Court of Chancery. Pursuant to the terms of the settlement, our board of directors established a committee for the specific purpose of monitoring the Due from iHeartCommunications note. That committee has the non-exclusive authority to demand payments under the Due from iHeartCommunications note under certain specified circumstances tied to iHeartCommunications' liquidity or the amount outstanding under the Due from iHeartCommunications note as long as our board of directors declares a simultaneous dividend equal to the amount so demanded. Any future repayments and simultaneous dividends would further reduce the amount of the Due from iHeartCommunications note asset that is available to us as a source of liquidity for ongoing working capital, capital expenditure, debt service, special dividend and other funding requirements.
If iHeartCommunications was to become insolvent or file a bankruptcy petition, we would be an unsecured creditor of iHeartCommunications. In such event, if we were not repaid or otherwise entitled to the full amounts outstanding under the Due from iHeartCommunications note, or could not obtain such amounts on a timely basis, we could experience a liquidity shortfall. In addition, any repayments that we receive on the note during the applicable preference period prior to the filing of an iHeartCommunications bankruptcy petition may potentially be avoidable as a preference and subject to recovery by the iHeartCommunications bankruptcy estate, which could further exacerbate any liquidity shortfall. At March 31, 2017, the asset recorded in "Due from iHeartCommunications" on the consolidated balance sheet was $915.1 million.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the purchases of shares of our Class A common stock made during the quarter ended March 31, 2017 by or on behalf of us or an affiliated purchaser:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	—	$—	—	$—
February 1 through February 28	—	—	—	—
March 1 through March 31	72,465	4.87	—	—
Total	72,465	$4.87	—	$—

(1)
The shares indicated consist of shares of our class A common stock tendered by employees to us during the three months ended March 31, 2017 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1*	Binding Option and Letter of Intent, dated February 9, 2017, between iHeartMedia, Inc. and Clear Channel Outdoor Holdings, Inc.
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files.
__________________
*              Filed herewith.
**           Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

May 4, 2017	/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and
Assistant Secretary