Form 10-Q
period 2017-06-30
Clear Channel Outdoor Holdings, Inc.
filed 2017-08-03
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2017
- - - - - - - - - - - - - - - - - - - - - - - - - -	- - - - - - - - - - - - - - - - - - - - - - - - - -
Class A Common Stock, $.01 par value	47,531,474
Class B Common Stock, $.01 par value	315,000,000

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands, except share data)	June 30, 2017	December 31, 2016
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$163,066	$541,995
Accounts receivable, net of allowance of $24,411 in 2017 and $22,398 in 2016	633,683	593,070
Prepaid expenses	127,987	111,569
Assets held for sale	—	55,602
Other current assets	39,486	39,199
Total Current Assets	964,222	1,341,435
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,177,816	1,196,676
Other property, plant and equipment, net	232,471	216,157
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles	986,273	960,966
Other intangibles, net	292,063	299,617
Goodwill	710,614	696,263
OTHER ASSETS
Due from iHeartCommunications	928,809	885,701
Other assets	124,334	122,013
Total Assets	$5,416,602	$5,718,828
CURRENT LIABILITIES
Accounts payable	$74,172	$86,870
Accrued expenses	450,757	480,872
Deferred income	101,904	67,005
Current portion of long-term debt	9,468	6,971
Total Current Liabilities	636,301	641,718
Long-term debt	5,109,653	5,110,020
Deferred tax liability	610,238	638,705
Other long-term liabilities	276,911	259,311
Commitments and Contingent liabilities (Note 4)
STOCKHOLDERS’ DEFICIT
Noncontrolling interest	151,318	149,886
Preferred stock, $.01 par value, 150,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share, authorized 750,000,000 shares, issued 48,379,541 and 47,947,123 shares in 2017 and 2016, respectively	484	479
Class B common stock, $.01 par value, 600,000,000 shares authorized, 315,000,000 shares issued and outstanding	3,150	3,150
Additional paid-in capital	3,153,966	3,432,121
Accumulated deficit	(4,159,576)	(4,125,798)
Accumulated other comprehensive loss	(360,532)	(386,658)
Cost of shares (851,030 in 2017 and 633,851 in 2016) held in treasury	(5,311)	(4,106)
Total Stockholders’ Deficit	(1,216,501)	(930,926)
Total Liabilities and Stockholders’ Deficit	$5,416,602	$5,718,828

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$672,319	$708,086	$1,217,045	$1,297,100
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	350,173	362,001	678,104	703,988
Selling, general and administrative expenses (excludes depreciation and amortization)	125,898	135,567	241,672	262,368
Corporate expenses (excludes depreciation and amortization)	35,340	29,673	69,880	57,897
Depreciation and amortization	78,290	86,974	155,784	172,369
Other operating income (expense), net	7,829	(59,384)	40,440	225,390
Operating income	90,447	34,487	112,045	325,868
Interest expense	94,630	94,650	187,263	188,523
Interest income on Due from iHeartCommunications	15,383	11,291	30,190	24,004
Equity in earnings (loss) of nonconsolidated affiliates	271	(232)	(201)	(647)
Other income (expense), net	8,773	(33,871)	12,640	(39,674)
Income (loss) before income taxes	20,244	(82,975)	(32,589)	121,028
Income tax benefit (expense)	(18,390)	21,719	3,447	(41,198)
Consolidated net income (loss)	1,854	(61,256)	(29,142)	79,830
Less amount attributable to noncontrolling interest	6,631	7,857	4,636	8,833
Net income (loss) attributable to the Company	$(4,777)	$(69,113)	$(33,778)	$70,997
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	21,344	9,106	30,997	36,370
Unrealized holding gain (loss) on marketable securities	159	(309)	102	(345)
Reclassification adjustments	—	32,824	(1,644)	32,824
Other adjustments to comprehensive income (loss)	—	(3,745)	—	(3,745)
Other comprehensive income	21,503	37,876	29,455	65,104
Comprehensive income (loss)	16,726	(31,237)	(4,323)	136,101
Less amount attributable to noncontrolling interest	5,852	(3,978)	3,329	(1,559)
Comprehensive income (loss) attributable to the Company	$10,874	$(27,259)	$(7,652)	$137,660
Net income (loss) attributable to the Company per common share:
Basic	$(0.01)	$(0.19)	$(0.09)	$0.20
Weighted average common shares outstanding – Basic	361,131	360,233	360,944	360,074
Diluted	$(0.01)	$(0.19)	$(0.09)	$0.20
Weighted average common shares outstanding – Diluted	361,131	360,233	360,944	361,154

Dividends declared per share	$—	$—	$0.78	$1.49

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
(UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Consolidated net income (loss)	$(29,142)	$79,830
Reconciling items:
Depreciation and amortization	155,784	172,369
Deferred taxes	(23,354)	42,454
Provision for doubtful accounts	4,072	6,662
Amortization of deferred financing charges and note discounts, net	5,368	5,257
Share-based compensation	4,259	5,449
Gain on disposal of operating and other assets	(41,597)	(226,895)
Equity in loss of nonconsolidated affiliates	201	647
Other reconciling items, net	(16,077)	39,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(22,118)	32,137
Increase in prepaid expenses and other current assets	(15,422)	(28,998)
Decrease in accrued expenses	(58,153)	(71,651)
Decrease in accounts payable	(16,141)	(13,807)
Increase (decrease) in accrued interest	(61)	2,908
Increase in deferred income	30,563	36,058
Changes in other operating assets and liabilities	1,580	7,345
Net cash provided by (used for) operating activities	$(20,238)	$88,765
Cash flows from investing activities:
Purchases of property, plant and equipment	(103,079)	(97,055)
Proceeds from disposal of assets	59,735	583,652
Purchases of other operating assets	(1,711)	(1,670)
Change in other, net	4,096	(30,247)
Net cash provided by (used for) investing activities	$(40,959)	$454,680
Cash flows from financing activities:
Draws on credit facilities	3,125	—
Payments on credit facilities	(761)	(1,157)
Payments on long-term debt	(348)	(1,116)
Net transfers from (to) iHeartCommunications	(43,109)	241,169
Dividends and other payments from (to) noncontrolling interests	182	(1,247)
Dividends paid	(282,055)	(754,235)
Change in other, net	(1,012)	(287)
Net cash used for financing activities	$(323,978)	$(516,873)
Effect of exchange rate changes on cash	6,246	212
Net increase (decrease) in cash and cash equivalents	(378,929)	26,784
Cash and cash equivalents at beginning of period	541,995	412,743
Cash and cash equivalents at end of period	$163,066	$439,527
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	183,415	179,020
Cash paid for income taxes	23,681	24,198

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
New Accounting Pronouncements
During the third quarter of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This update provides a one-year deferral of the effective date for ASU No. 2014-09, Revenue from Contracts with Customers.  ASU No. 2014-09 provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP.  The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company expects to utilize the full retrospective method. The Company has substantially completed its evaluation of the potential changes from adopting the new standard on its future financial reporting and disclosures, which included reviews of contractual terms for all of the Company’s significant revenue streams and the development of an implementation plan. The Company continues to execute on its implementation plan, including detailed policy drafting and training of segment personnel. Based on its evaluation, the Company does not expect material changes to its 2016 or 2017 consolidated revenues, operating income or balance sheets as a result of the implementation of this standard.
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
During the first quarter of 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This update eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. The standard is effective for annual and any interim impairment tests performed for periods beginning after December 15, 2019. The Company is currently evaluating the impact of the provisions of this new standard on its consolidated financial statements.
During the second quarter of 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718). This update mandates that entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. Entities will have to make all of the disclosures about modifications that are required today, in addition to disclosing that compensation expense hasn't changed. Additionally, the new guidance also clarifies that a modification to an award could be

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

significant and therefore require disclosure, even if the modification accounting is not required. The guidance will be applied prospectively to awards modified on or after the adoption date and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company is currently evaluating the impact of the provisions of this new standard on its consolidated financial statements.
NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Dispositions
In January 2017, Americas sold its Indianapolis, Indiana market to Fairway Media Group, LLC in exchange for certain assets in Atlanta, Georgia with a fair value of $39.4 million, plus $43.1 million in cash, net of closing costs. The assets acquired as part of the transaction consisted of $9.9 million in fixed assets and $29.5 million in intangible assets (including $2.3 million in goodwill). The Company recognized a net gain of $28.9 million related to the sale, which is included within Other operating income, net.
Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets as of June 30, 2017 and December 31, 2016, respectively:

(In thousands)	June 30, 2017	December 31, 2016

Land, buildings and improvements	$144,380	$152,775
Structures	2,777,063	2,684,673
Furniture and other equipment	166,038	148,516
Construction in progress	76,568	58,585
	3,164,049	3,044,549
Less: accumulated depreciation	1,753,762	1,631,716
Property, plant and equipment, net	$1,410,287	$1,412,833

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of June 30, 2017 and December 31, 2016, respectively:

(In thousands)	June 30, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$583,567	$(456,984)	$563,863	$(426,752)
Permanent easements	162,937	—	159,782	—
Other	4,631	(2,088)	4,536	(1,812)
Total	$751,135	$(459,072)	$728,181	$(428,564)

Total amortization expense related to definite-lived intangible assets for the three months ended June 30, 2017 and 2016 was $7.1 million and $10.1 million, respectively. Total amortization expense related to definite-lived intangible assets for the six months ended June 30, 2017 and 2016 was $14.1 million and $19.9 million, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2018	$19,638
2019	$15,597
2020	$13,302
2021	$12,963
2022	$11,486

Goodwill
The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	Americas	International	Consolidated
Balance as of December 31, 2015	$534,683	$223,892	$758,575
Impairment	—	(7,274)	(7,274)
Dispositions	(6,934)	(30,718)	(37,652)
Foreign currency	(1,998)	(5,051)	(7,049)
Assets held for sale	(10,337)	—	(10,337)
Balance as of December 31, 2016	$515,414	$180,849	$696,263
Acquisitions	2,252	—	2,252
Dispositions	—	(1,817)	(1,817)
Foreign currency	709	13,118	13,827
Assets held for sale	89	—	89
Balance as of June 30, 2017	$518,464	$192,150	$710,614

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – LONG-TERM DEBT

Long-term debt outstanding as of June 30, 2017 and December 31, 2016 consisted of the following:

(In thousands)	June 30, 2017	December 31, 2016

Clear Channel Worldwide Holdings Senior Notes:
6.5% Series A Senior Notes Due 2022	$735,750	$735,750
6.5% Series B Senior Notes Due 2022	1,989,250	1,989,250
Clear Channel Worldwide Holdings Senior Subordinated Notes:
7.625% Series A Senior Subordinated Notes Due 2020	275,000	275,000
7.625% Series B Senior Subordinated Notes Due 2020	1,925,000	1,925,000
Senior Revolving Credit Facility Due 2018(1)	—	—
Clear Channel International B.V. Senior Notes Due 2020	225,000	225,000
Other debt	11,560	14,798
Original issue discount	(6,193)	(6,738)
Long-term debt fees	(36,246)	(41,069)
Total debt	$5,119,121	$5,116,991
Less: current portion	9,468	6,971
Total long-term debt	$5,109,653	$5,110,020

(1)
 The Senior revolving credit facility provides for borrowings up to $75.0 million (the revolving credit commitment). As of June 30, 2017, we had $70.0 million of letters of credit outstanding, and $5.0 million of availability, under the senior revolving credit facility.

The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.2 billion at June 30, 2017 and December 31, 2016. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 1.
Surety Bonds, Letters of Credit and Guarantees
As of June 30, 2017, the Company had $71.3 million and $33.1 million in letters of credit and bank guarantees outstanding, respectively. Bank guarantees of $15.9 million were backed by cash collateral. Additionally, as of June 30, 2017, iHeartCommunications had outstanding commercial standby letters of credit and surety bonds of $1.8 million and $53.1 million, respectively, held on behalf of the Company.  These surety bonds, letters of credit and bank guarantees relate to various operational matters, including insurance, bid and performance bonds, as well as other items.

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
Stockholder Litigation
On May 9, 2016, a stockholder of the Company filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned GAMCO Asset Management Inc. v. iHeartMedia Inc. et al., C.A. No. 12312-VCS. The complaint names as defendants iHeartCommunications, Inc. (“iHeartCommunications”), the Company’s indirect parent company, iHeartMedia, Inc. (“iHeartMedia”), the parent company of iHeartCommunications, Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsor Defendants”), iHeartMedia’s private equity sponsors and majority owners, and the members of the Company’s board of directors. The Company also is named as a nominal defendant. The complaint alleges that the Company has been harmed by the intercompany agreements with iHeartCommunications, the Company’s lack of autonomy over its own cash and the actions of the defendants in serving the interests of iHeartMedia, iHeartCommunications and the Sponsor Defendants to the detriment of the Company and its minority stockholders. Specifically, the complaint alleges that the defendants have breached their fiduciary duties by causing the Company to: (i) continue to loan cash to iHeartCommunications under the intercompany note at below-market rates; (ii) abandon its growth and acquisition strategies in favor of transactions that would provide cash to iHeartMedia and iHeartCommunications; (iii) issue new debt in the CCIBV note offering (the “CCIBV Note Offering”) to provide cash to iHeartMedia and iHeartCommunications through a dividend; and (iv) effect the sales of certain outdoor markets in the U.S. (the “Outdoor Asset Sales”) allegedly to provide cash to iHeartMedia and iHeartCommunications through a dividend. The complaint also alleges that iHeartMedia, iHeartCommunications and the Sponsor Defendants aided and abetted the directors’ breaches of their fiduciary duties. The complaint further alleges that iHeartMedia, iHeartCommunications and the Sponsor Defendants were unjustly enriched as a result of these transactions and that these transactions constituted a waste of corporate assets for which the defendants are liable to the Company. The plaintiff is seeking, among other things, a ruling that the defendants breached their fiduciary duties to the Company and that iHeartMedia, iHeartCommunications and the Sponsor Defendants aided and abetted the board of directors’ breaches of fiduciary duty, rescission of payments to iHeartCommunications and its affiliates pursuant to dividends declared in connection with the CCIBV Note Offering and Outdoor Asset Sales, and an order requiring iHeartMedia, iHeartCommunications and the Sponsor Defendants to disgorge all profits they have received as a result of the alleged fiduciary misconduct.
On July 20, 2016, the defendants filed a motion to dismiss plaintiff's verified stockholder derivative complaint for failure to state a claim upon which relief can be granted. On November 23, 2016, the Court granted defendants’ motion to dismiss all claims brought by the plaintiff.  On December 19, 2016, the plaintiff filed a notice of appeal of the ruling. This appeal is pending before the Court.
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
As of June 30, 2017 and December 31, 2016, the asset recorded in “Due from iHeartCommunications” on the consolidated balance sheet was $928.8 million and $885.7 million, respectively.  As of June 30, 2017, the fixed interest rate on the “Due from iHeartCommunications” account was 6.5%, which is equal to the fixed interest rate on the CCWH Senior Notes.  The net interest

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

income for the three months ended June 30, 2017 and 2016 was $15.4 million and $11.3 million, respectively, and $30.2 million and $24.0 million for the six months ended June 30, 2017 and 2016, respectively.
In its Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017, iHeartCommunications stated that its forecast of future cash flows indicates that such cash flows would not be sufficient for it to meet its obligations, as they become due in the ordinary course of business for a period of 12 months following August 3, 2017, including interest payments on its outstanding debt and payment of the outstanding receivables based credit facility balance at maturity on December 24, 2017, payment of the 10% Senior Notes due January 15, 2018 and the payment of the $175.0 million 6.875% Senior Notes due June 15, 2018. iHeartCommunications further stated that management has determined that there is substantial doubt as to iHeartCommunications’ ability to continue as a going concern for a period of 12 months following August 3, 2017.
If iHeartCommunications were to become insolvent or file for bankruptcy, the Company would be an unsecured creditor of iHeartCommunications.  In such event, the Company would be treated the same as other unsecured creditors of iHeartCommunications and, if the Company were not entitled to amounts outstanding under the receivable from iHeartCommunications, or could not obtain such cash on a timely basis or return cash previously received from iHeartCommunications, the Company could experience a liquidity shortfall.
The Company provides advertising space on its billboards for iHeartMedia, Inc. and for radio stations owned by iHeartMedia, Inc. For the three months ended June 30, 2017 and 2016, the Company recorded $1.9 million and $0.6 million, respectively, and $3.8 million and $0.9 million for the six months ended June 30, 2017 and 2016, respectively, in revenue for these advertisements.
Under the Corporate Services Agreement between iHeartCommunications and the Company, iHeartCommunications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) certain executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services.  These services are charged to the Company based on actual direct costs incurred or allocated by iHeartCommunications based on headcount, revenue or other factors on a pro rata basis. For the three months ended June 30, 2017 and 2016, the Company recorded $17.4 million and $9.2 million, respectively, and $33.6 million and $18.5 million for the six months ended June 30, 2017 and 2016, respectively, as a component of corporate expenses for these services. In February 2017, the Company and its indirect parent company, iHeartMedia, Inc., entered into an agreement related to the potential purchase of the Clear Channel registered trademarks and domain names. The agreements provide that CCOH will pay a license fee to iHeartMedia, Inc. in 2017 based on revenues of entities using the Clear Channel name, pursuant to the Amended and Restated License Agreement, dated November 10, 2005, by and between iHM Identity, Inc. and Outdoor Management Services, Inc. Included within the management services expense recognized in the three and six months ended June 30, 2017 is an additional expense related to this license of $9.4 million and $17.2 million, respectively. Financial distress at iHeartCommunications could impact its ability to provide these services to us, and if iHeartCommunications was to become insolvent or file a bankruptcy petition, such event could cause significant uncertainties and disrupt our operations and/or adversely affect our rights under the Corporate Services Agreement and the other intercompany agreements.

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

The Company computes its deferred income tax provision using the liability method in accordance with the provisions of ASC 740-10, as if the Company was a separate taxpayer.  Deferred tax assets and liabilities are determined based on differences between the financial reporting basis and tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not some portion or all of the asset will not be realized.

Pursuant to the Employee Matters Agreement, the Company’s employees participate in iHeartCommunications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan.  For the three months ended June 30, 2017 and 2016, the Company recorded $2.4 million and $2.4 million, respectively, and $4.8 million and $4.7 million for the six months ended June 30, 2017 and 2016, respectively, as a component of selling, general and administrative expenses for these services.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – INCOME TAXES

Income Tax Benefit (Expense)

The Company’s income tax benefit (expense) for the three and six months ended June 30, 2017 and 2016, respectively, consisted of the following components:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Current tax benefit (expense)	$(26,165)	$11,519	$(19,907)	$1,256
Deferred tax benefit (expense)	7,775	10,200	23,354	(42,454)
Income tax benefit (expense)	$(18,390)	$21,719	$3,447	$(41,198)

The effective tax rates for the three and six months ended June 30, 2017 was 90.8% and 10.6%. The effective rates were primarily impacted by the mix of earnings within the various jurisdictions in which the Company operates and the benefits and charges from tax amounts associated with its foreign earnings that are taxed at rates different from the federal statutory rate.

The effective tax rate for the three and six months ended June 30, 2016 was 26.2% and 34.0%. The effective rate was primarily impacted by the reversal of the valuation allowance recorded in 2015 against net operating losses in U.S. federal and state jurisdictions due to taxable gains from the dispositions of nine outdoor markets during the period. Additionally, we were unable to benefit from losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future periods.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The following table shows the changes in stockholders’ equity (deficit) attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total, ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances as of January 1, 2017	$(1,080,812)	$149,886	$(930,926)
Net income (loss)	(33,778)	4,636	(29,142)
Dividends declared	(282,486)	—	(282,486)
Payments to noncontrolling interests	—	(5,668)	(5,668)
Share-based compensation	3,941	318	4,259
Disposal of noncontrolling interest	—	(1,046)	(1,046)
Foreign currency translation adjustments	27,668	3,329	30,997
Unrealized holding loss on marketable securities	102	—	102
Reclassification adjustments	(1,644)	—	(1,644)
Other, net	(810)	(137)	(947)
Balances as of June 30, 2017	$(1,367,819)	$151,318	$(1,216,501)

Balances as of January 1, 2016	$(755,599)	$187,775	$(567,824)
Net income	70,997	8,833	79,830
Dividends declared	(540,034)	—	(540,034)
Dividends and other payments to noncontrolling interests	—	(6,712)	(6,712)
Share-based compensation	5,449	—	5,449
Foreign currency translation adjustments	38,592	(2,222)	36,370
Unrealized holding loss on marketable securities	(345)	—	(345)
Reclassification adjustments	32,161	663	32,824
Other adjustments to comprehensive loss	(3,745)	—	(3,745)
Other, net	(1,633)	1,224	(409)
Balances as of June 30, 2016	$(1,154,157)	$189,561	$(964,596)

The Company has granted restricted stock, restricted stock units and options to purchase shares of its Class A common stock to certain key individuals.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

COMPUTATION OF LOSS PER SHARE

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
NUMERATOR:
Net income (loss) attributable to the Company – common shares	$(4,777)	$(69,113)	$(33,778)	$70,997

DENOMINATOR:
Weighted average common shares outstanding - basic	361,131	360,233	360,944	360,074
Stock options and restricted stock(1)	—	—	—	1,080
Weighted average common shares outstanding - diluted	361,131	360,233	360,944	361,154

Net income (loss) attributable to the Company per common share:
Basic	$(0.01)	$(0.19)	$(0.09)	$0.20
Diluted	$(0.01)	$(0.19)	$(0.09)	$0.20

(1)
Outstanding equity awards of 6.3 million and 8.3 million for the three months ended June 30, 2017 and 2016, respectively, 6.3 million and 5.2 million for the six months ended June 30, 2017 and 2016, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

NOTE 8 — OTHER INFORMATION
Other Comprehensive Income (Loss)
There was no change in deferred income tax liabilities resulting from adjustments to comprehensive loss for the three and six months ended June 30, 2017. The total increase in deferred income tax liabilities of other adjustments to comprehensive loss for the three and six months ended June 30, 2016 was $0.8 million.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the Company's reportable segment results for the three and six months ended June 30, 2017 and 2016:

(In thousands)	Americas	International	Corporate and other reconciling items	Consolidated
Three Months Ended June 30, 2017
Revenue	$323,960	$348,359	$—	$672,319
Direct operating expenses	145,099	205,074	—	350,173
Selling, general and administrative expenses	54,763	71,135	—	125,898
Corporate expenses	—	—	35,340	35,340
Depreciation and amortization	45,359	31,590	1,341	78,290
Other operating income, net	—	—	7,829	7,829
Operating income (loss)	$78,739	$40,560	$(28,852)	$90,447

Capital expenditures	$26,935	$35,816	$3,984	$66,735
Share-based compensation expense	$—	$—	$1,900	$1,900

Three Months Ended June 30, 2016
Revenue	$325,533	$382,553	$—	$708,086
Direct operating expenses	140,038	221,963	—	362,001
Selling, general and administrative expenses	57,831	77,736	—	135,567
Corporate expenses	—	—	29,673	29,673
Depreciation and amortization	47,525	38,177	1,272	86,974
Other operating expense, net	—	—	(59,384)	(59,384)
Operating income (loss)	$80,139	$44,677	$(90,329)	$34,487

Capital expenditures	$17,402	$31,771	$680	$49,853
Share-based compensation expense	$—	$—	$3,079	$3,079

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Americas	International	Corporate and other reconciling items	Consolidated
Six Months Ended June 30, 2017
Revenue	$603,380	$613,665	$—	$1,217,045
Direct operating expenses	285,572	392,532	—	678,104
Selling, general and administrative expenses	110,849	130,823	—	241,672
Corporate expenses	—	—	69,880	69,880
Depreciation and amortization	90,654	62,263	2,867	155,784
Other operating income, net	—	—	40,440	40,440
Operating income (loss)	$116,305	$28,047	$(32,307)	$112,045

Capital expenditures	$41,039	$57,640	$4,400	$103,079
Share-based compensation expense	$—	$—	$4,259	$4,259

Six Months Ended June 30, 2016
Revenue	$608,061	$689,039	$—	$1,297,100
Direct operating expenses	278,050	425,938	—	703,988
Selling, general and administrative expenses	113,160	149,208	—	262,368
Corporate expenses	—	—	57,897	57,897
Depreciation and amortization	93,641	76,057	2,671	172,369
Other operating income, net	—	—	225,390	225,390
Operating income	$123,210	$37,836	$164,822	$325,868

Capital expenditures	$28,694	$66,684	$1,677	$97,055
Share-based compensation expense	$—	$—	$5,449	$5,449

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

(In thousands)	June 30, 2017
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$14,070	$—	$9,840	$139,156	$—	$163,066
Accounts receivable, net of allowance	—	—	195,294	438,389	—	633,683
Intercompany receivables	—	625,123	2,721,245	89,965	(3,436,333)	—
Prepaid expenses	1,273	3,433	62,906	60,375	—	127,987
Other current assets	—	—	2,733	36,753	—	39,486
Total Current Assets	15,343	628,556	2,992,018	764,638	(3,436,333)	964,222
Structures, net	—	—	716,759	461,057	—	1,177,816
Other property, plant and equipment, net	—	—	132,703	99,768	—	232,471
Indefinite-lived intangibles	—	—	976,395	9,878	—	986,273
Other intangibles, net	—	—	255,781	36,282	—	292,063
Goodwill	—	—	507,820	202,794	—	710,614
Due from iHeartCommunications	928,809	—	—	—	—	928,809
Intercompany notes receivable	182,026	4,887,434	—	5,000	(5,074,460)	—
Other assets	265,905	439,749	1,333,185	69,047	(1,983,552)	124,334
Total Assets	$1,392,083	$5,955,739	$6,914,661	$1,648,464	$(10,494,345)	$5,416,602

Accounts payable	$—	$—	$5,081	$69,091	$—	$74,172
Intercompany payable	2,721,245	—	715,088	—	(3,436,333)	—
Accrued expenses	4,101	(3,394)	75,351	374,699	—	450,757
Deferred income	—	—	47,602	54,302	—	101,904
Current portion of long-term debt	—	—	109	9,359	—	9,468
Total Current Liabilities	2,725,346	(3,394)	843,231	507,451	(3,436,333)	636,301
Long-term debt	—	4,890,705	1,879	217,069	—	5,109,653
Intercompany notes payable	—	5,000	5,027,529	41,931	(5,074,460)	—
Deferred tax liability	772	1,367	665,751	(57,652)	—	610,238
Other long-term liabilities	989	—	139,803	136,119	—	276,911
Total stockholders' equity (deficit)	(1,335,024)	1,062,061	236,468	803,546	(1,983,552)	(1,216,501)
Total Liabilities and Stockholders' Equity (Deficit)	$1,392,083	$5,955,739	$6,914,661	$1,648,464	$(10,494,345)	$5,416,602

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	December 31, 2016
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$300,285	$—	$61,542	$180,168	$—	$541,995
Accounts receivable, net of allowance	—	—	193,474	399,596	—	593,070
Intercompany receivables	—	687,043	2,694,094	99,431	(3,480,568)	—
Prepaid expenses	1,363	3,433	51,751	55,022	—	111,569
Assets held for sale	—	—	55,602	—	—	55,602
Other current assets	—	—	6,873	32,326	—	39,199
Total Current Assets	301,648	690,476	3,063,336	766,543	(3,480,568)	1,341,435
Structures, net	—	—	746,877	449,799	—	1,196,676
Other property, plant and equipment, net	—	—	124,138	92,019	—	216,157
Indefinite-lived intangibles	—	—	951,439	9,527	—	960,966
Other intangibles, net	—	—	259,915	39,702	—	299,617
Goodwill	—	—	505,478	190,785	—	696,263
Due from iHeartCommunications	885,701	—	—	—	—	885,701
Intercompany notes receivable	182,026	4,887,354	—	—	(5,069,380)	—
Other assets	280,435	418,658	1,320,838	65,589	(1,963,507)	122,013
Total Assets	$1,649,810	$5,996,488	$6,972,021	$1,613,964	$(10,513,455)	$5,718,828

Accounts payable	$—	$—	$14,897	$71,973	$—	$86,870
Intercompany payable	2,694,094	—	786,474	—	(3,480,568)	—
Accrued expenses	2,223	58,652	35,509	384,488	—	480,872
Dividends payable	—					—
Deferred income	—	—	33,471	33,534	—	67,005
Current portion of long-term debt	—	—	89	6,882	—	6,971
Total Current Liabilities	2,696,317	58,652	870,440	496,877	(3,480,568)	641,718
Long-term debt	—	4,886,318	1,711	221,991	—	5,110,020
Intercompany notes payable	—	5,000	5,027,681	36,699	(5,069,380)	—
Deferred tax liability	772	1,367	685,780	(49,214)	—	638,705
Other long-term liabilities	1,055	—	135,094	123,162	—	259,311
Total stockholders' equity (deficit)	(1,048,334)	1,045,151	251,315	784,449	(1,963,507)	(930,926)
Total Liabilities and Stockholders' Equity (Deficit)	$1,649,810	$5,996,488	$6,972,021	$1,613,964	$(10,513,455)	$5,718,828

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Three Months Ended June 30, 2017
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$291,000	$381,319	$—	$672,319
Operating expenses:
Direct operating expenses	—	—	126,650	223,523	—	350,173
Selling, general and administrative expenses	—	—	47,718	78,180	—	125,898
Corporate expenses	3,443	—	23,653	8,244	—	35,340
Depreciation and amortization	—	—	43,463	34,827	—	78,290
Other operating income (expense), net	(103)	—	1,047	6,885	—	7,829
Operating income (loss)	(3,546)	—	50,563	43,430	—	90,447
Interest (income) expense, net	(91)	88,303	(34)	6,452	—	94,630
Interest income on Due from iHeartCommunications	15,383	—	—	—	—	15,383
Intercompany interest income	4,081	85,182	15,770	97	(105,130)	—
Intercompany interest expense	15,383	61	89,360	326	(105,130)	—
Equity in earnings (loss) of nonconsolidated affiliates	(8,020)	20,363	18,988	70	(31,130)	271
Other income (expense), net	4,786	—	(76)	4,063	—	8,773
Income (loss) before income taxes	(2,608)	17,181	(4,081)	40,882	(31,130)	20,244
Income tax benefit (expense)	(2,169)	3,394	(3,939)	(15,676)	—	(18,390)
Consolidated net income (loss)	(4,777)	20,575	(8,020)	25,206	(31,130)	1,854
Less amount attributable to noncontrolling interest	—	—	—	6,631	—	6,631
Net income (loss) attributable to the Company	$(4,777)	$20,575	$(8,020)	$18,575	$(31,130)	$(4,777)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	320	21,024	—	21,344
Unrealized holding gain on marketable securities	—	—	—	159	—	159
Reclassification adjustments	—	—	—	—	—	—
Equity in subsidiary comprehensive income	15,651	16,818	15,331	—	(47,800)	—
Comprehensive income	10,874	37,393	7,631	39,758	(78,930)	16,726
Less amount attributable to noncontrolling interest	—	—	—	5,852	—	5,852
Comprehensive income attributable to the Company	$10,874	$37,393	$7,631	$33,906	$(78,930)	$10,874

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Three Months Ended June 30, 2016
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$293,235	$414,851	$—	$708,086
Operating expenses:
Direct operating expenses	—	—	122,125	239,876	—	362,001
Selling, general and administrative expenses	—	—	50,674	84,893	—	135,567
Corporate expenses	3,083	—	16,650	9,940	—	29,673
Depreciation and amortization	—	—	44,688	42,286	—	86,974
Other operating expense, net	(88)	—	(2,048)	(57,248)	—	(59,384)
Operating income (loss)	(3,171)	—	57,050	(19,392)	—	34,487
Interest (income) expense , net	(320)	88,041	760	6,169	—	94,650
Interest income on Due from iHeartCommunications	11,291	—	—	—	—	11,291
Intercompany interest income	4,035	85,428	11,821	—	(101,284)	—
Intercompany interest expense	11,291	—	89,463	530	(101,284)	—
Equity in loss of nonconsolidated affiliates	(70,933)	(83,968)	(84,717)	(556)	239,942	(232)
Other income (expense), net	1,076	—	313	(35,260)	—	(33,871)
Loss before income taxes	(68,673)	(86,581)	(105,756)	(61,907)	239,942	(82,975)
Income tax benefit (expense)	(440)	952	34,775	(13,568)	—	21,719
Consolidated net loss	(69,113)	(85,629)	(70,981)	(75,475)	239,942	(61,256)
Less amount attributable to noncontrolling interest	—	—	(48)	7,905	—	7,857
Net loss attributable to the Company	$(69,113)	$(85,629)	$(70,933)	$(83,380)	$239,942	$(69,113)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	2,617	6,489	—	9,106
Unrealized holding loss on marketable securities	—	—	—	(309)	—	(309)
Other adjustments to comprehensive loss	—	—	1	(3,746)	—	(3,745)
Reclassification adjustments	—	—	663	32,161	—	32,824
Equity in subsidiary comprehensive income	41,854	39,180	39,251	—	(120,285)	—
Comprehensive loss	(27,259)	(46,449)	(28,401)	(48,785)	119,657	(31,237)
Less amount attributable to noncontrolling interest	—	—	678	(4,656)	—	(3,978)
Comprehensive loss attributable to the Company	$(27,259)	$(46,449)	$(29,079)	$(44,129)	$119,657	$(27,259)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2017
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$543,986	$673,059	$—	$1,217,045
Operating expenses:
Direct operating expenses	—	—	251,542	426,562	—	678,104
Selling, general and administrative expenses	—	—	96,189	145,483	—	241,672
Corporate expenses	7,370	—	45,934	16,576	—	69,880
Depreciation and amortization	—	—	86,980	68,804	—	155,784
Impairment charges	—	—	—	—	—	—
Other operating income (expense), net	(206)	—	33,650	6,996	—	40,440
Operating income (loss)	(7,576)	—	96,991	22,630	—	112,045
Interest (income) expense, net	(392)	176,634	(671)	11,692	—	187,263
Interest income on Due from iHeartCommunications	30,190	—	—	—	—	30,190
Intercompany interest income	8,146	170,284	30,788	97	(209,315)	—
Intercompany interest expense	30,190	118	178,527	480	(209,315)	—
Equity in loss of nonconsolidated affiliates	(40,656)	(926)	(6,712)	(805)	48,898	(201)
Other income (expense), net	10,233	—	(1,533)	3,940	—	12,640
Income (loss) before income taxes	(29,461)	(7,394)	(58,322)	13,690	48,898	(32,589)
Income tax benefit (expense)	(4,317)	2,287	17,666	(12,189)	—	3,447
Consolidated net income (loss)	(33,778)	(5,107)	(40,656)	1,501	48,898	(29,142)
Less amount attributable to noncontrolling interest	—	—	—	4,636	—	4,636
Net loss attributable to the Company	$(33,778)	$(5,107)	$(40,656)	$(3,135)	$48,898	$(33,778)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	94	30,903	—	30,997
Unrealized holding gain on marketable securities	—	—	—	102	—	102
Reclassification adjustments	—	—	—	(1,644)	—	(1,644)
Other adjustments to comprehensive income	—	—	—	—	—	—
Equity in subsidiary comprehensive income	26,126	22,017	26,032	—	(74,175)	—
Comprehensive income (loss)	(7,652)	16,910	(14,530)	26,226	(25,277)	(4,323)
Less amount attributable to noncontrolling interest	—	—	—	3,329	—	3,329
Comprehensive income (loss) attributable to the Company	$(7,652)	$16,910	$(14,530)	$22,897	$(25,277)	$(7,652)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2016
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$546,314	$750,786	$—	$1,297,100
Operating expenses:
Direct operating expenses	—	—	242,585	461,403	—	703,988
Selling, general and administrative expenses	—	—	99,401	162,967	—	262,368
Corporate expenses	6,422	—	31,068	20,407	—	57,897
Depreciation and amortization	—	—	89,238	83,131	—	172,369
Other operating income (expense), net	(204)	—	287,849	(62,255)	—	225,390
Operating income (loss)	(6,626)	—	371,871	(39,377)	—	325,868
Interest (income) expense , net	(650)	176,119	1,196	11,858	—	188,523
Interest income on Due from iHeartCommunications	24,004	—	—	—	—	24,004
Intercompany interest income	8,068	170,879	25,024	—	(203,971)	—
Intercompany interest expense	24,004	—	178,947	1,020	(203,971)	—
Equity in earnings (loss) of nonconsolidated affiliates	67,978	(117,155)	(123,226)	(1,333)	173,089	(647)
Other income (expense), net	1,705	—	(1,009)	(40,370)	—	(39,674)
Income (loss) before income taxes	71,775	(122,395)	92,517	(93,958)	173,089	121,028
Income tax benefit (expense)	(778)	1,910	(24,539)	(17,791)	—	(41,198)
Consolidated net income (loss)	70,997	(120,485)	67,978	(111,749)	173,089	79,830
Less amount attributable to noncontrolling interest	—	—	—	8,833	—	8,833
Net income (loss) attributable to the Company	$70,997	$(120,485)	$67,978	$(120,582)	$173,089	$70,997
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(3,047)	39,417	—	36,370
Unrealized holding loss on marketable securities	—	—	—	(345)	—	(345)
Reclassification adjustments	—	—	663	32,161	—	32,824
Other adjustments to comprehensive loss	—	—	1	(3,746)	—	(3,745)
Equity in subsidiary comprehensive income	66,663	63,605	69,724	—	(199,992)	—
Comprehensive income (loss)	137,660	(56,880)	135,319	(53,095)	(26,903)	136,101
Less amount attributable to noncontrolling interest	—	—	678	(2,237)	—	(1,559)
Comprehensive income (loss) attributable to the Company	$137,660	$(56,880)	$134,641	$(50,858)	$(26,903)	$137,660

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2017
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(33,778)	$(5,107)	$(40,656)	$1,501	$48,898	$(29,142)
Reconciling items:
Depreciation and amortization	—	—	86,980	68,804	—	155,784
Deferred taxes	—	—	(20,030)	(3,324)	—	(23,354)
Provision for doubtful accounts	—	—	1,073	2,999	—	4,072
Amortization of deferred financing charges and note discounts, net	—	4,387	—	981	—	5,368
Share-based compensation	—	—	3,324	935	—	4,259
Gain on disposal of operating assets, net	—	—	(33,662)	(7,935)	—	(41,597)
Equity in loss of nonconsolidated affiliates	40,656	926	6,712	805	(48,898)	201
Other reconciling items, net	—	—	(2,524)	(13,553)	—	(16,077)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	—	—	(2,894)	(19,224)	—	(22,118)
(Increase) decrease in prepaids and other current assets	90	—	(11,291)	(4,221)	—	(15,422)
Increase (decrease) in accrued expenses	1,443	(62,047)	42,603	(40,152)	—	(58,153)
Decrease in accounts payable	—	—	(10,448)	(5,693)	—	(16,141)
Decrease in accrued interest	—	—	(29)	(32)	—	(61)
Increase in deferred income	—	—	13,702	16,861	—	30,563
Changes in other operating assets and liabilities	—	—	540	1,040	—	1,580
Net cash provided by (used for) operating activities	$8,411	$(61,841)	$33,400	$(208)	$—	$(20,238)
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(43,439)	(59,640)	—	(103,079)
Proceeds from disposal of assets	—	—	51,878	7,857	—	59,735
Purchases of other operating assets	—	—	—	(1,711)	—	(1,711)
Increase in intercompany notes receivable, net	—	(80)	—	—	80	—
Dividends from subsidiaries	—	—	5,523	—	(5,523)	—
Change in other, net	—	—	—	4,096	—	4,096
Net cash provided by (used for) investing activities	$—	$(80)	$13,962	$(49,398)	$(5,443)	$(40,959)
Cash flows from financing activities:
Draws on credit facilities	—	—	—	3,125	—	3,125
Payments on credit facilities	—	—	—	(761)	—	(761)
Payments on long-term debt	—	—	(47)	(301)	—	(348)
Net transfers to iHeartCommunications	(43,109)	—	—	—	—	(43,109)
Dividends and other payments to noncontrolling interests	—	—	—	182	—	182
Dividends paid	(282,055)	—	—	(5,523)	5,523	(282,055)
Increase in intercompany notes payable, net	—	—	—	80	(80)	—
Intercompany funding	31,550	61,921	(99,017)	5,546	—	—
Change in other, net	(1,012)	—	—	—	—	(1,012)
Net cash provided by (used for) financing activities	(294,626)	61,921	(99,064)	2,348	5,443	(323,978)
Effect of exchange rate changes on cash	—	—	—	6,246	—	6,246
Net decrease in cash and cash equivalents	(286,215)	—	(51,702)	(41,012)	—	(378,929)
Cash and cash equivalents at beginning of year	300,285	—	61,542	180,168	—	541,995
Cash and cash equivalents at end of year	$14,070	$—	$9,840	$139,156	$—	$163,066

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2016
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$70,997	$(120,485)	$67,978	$(111,749)	$173,089	$79,830
Reconciling items:
Impairment charges	—	—	—	—	—	—
Depreciation and amortization	—	—	89,238	83,131	—	172,369
Deferred taxes	—	—	43,882	(1,428)	—	42,454
Provision for doubtful accounts	—	—	3,412	3,250	—	6,662
Amortization of deferred financing charges and note discounts, net	—	4,364	—	893	—	5,257
Share-based compensation	—	—	2,610	2,839	—	5,449
(Gain) loss on sale of operating and fixed assets	—	—	(287,849)	60,954	—	(226,895)
Equity in (earnings) loss of nonconsolidated affiliates	(67,978)	117,155	123,226	1,333	(173,089)	647
Other reconciling items, net	—	—	(183)	39,183	—	39,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	—	—	6,248	25,889	—	32,137
(Increase) decrease in prepaids and other current assets	86	—	(11,150)	(17,934)	—	(28,998)
Decrease in accrued expenses	(512)	(246)	(25,448)	(45,445)	—	(71,651)
Decrease in accounts payable	—	—	(5,619)	(8,188)	—	(13,807)
Increase (decrease) in accrued interest	—	6,632	(3,774)	50	—	2,908
Increase in deferred income	—	—	12,661	23,397	—	36,058
Changes in other operating assets and liabilities	—	—	7,226	119	—	7,345
Net cash provided by operating activities	$2,593	$7,420	$22,458	$56,294	$—	$88,765
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(26,689)	(70,366)	—	(97,055)
Proceeds from disposal of assets	—	—	347,763	235,889	—	583,652
Purchases of other operating assets	—	—	(1,436)	(234)	—	(1,670)
Increase in intercompany notes receivable, net	—	(4,000)	—	—	4,000	—
Dividends from subsidiaries	—	—	234,962	—	(234,962)	—
Change in other, net	—	(79)	(1)	(30,246)	79	(30,247)
Net cash provided by (used for) investing activities	$—	$(4,079)	$554,599	$135,043	$(230,883)	$454,680
Cash flows from financing activities:
Payments on credit facilities	—	—	—	(1,157)	—	(1,157)
Payments on long-term debt	—	—	(38)	(1,078)	—	(1,116)
Net transfers to iHeartCommunications	241,169	—	—	—	—	241,169
Dividends and other payments to noncontrolling interests	—	—	—	(1,247)	—	(1,247)
Dividends paid	(754,643)	—	—	(234,554)	234,962	(754,235)
Increase (decrease) in intercompany notes payable, net	—	—	(3,588)	7,588	(4,000)	—
Intercompany funding	568,260	(3,341)	(574,725)	9,806	—	—
Change in other, net	(888)	—	800	(120)	(79)	(287)
Net cash provided by (used for) financing activities	53,898	(3,341)	(577,551)	(220,762)	230,883	(516,873)
Effect of exchange rate changes on cash	—	—	—	212	—	212
Net increase (decrease) in cash and cash equivalents	56,491	—	(494)	(29,213)	—	26,784
Cash and cash equivalents at beginning of year	218,701	—	18,455	175,587	—	412,743
Cash and cash equivalents at end of year	$275,192	$—	$17,961	$146,374	$—	$439,527

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

Executive Summary
The key developments that impacted our business during the three months ended June 30, 2017 are summarized below:

•
Consolidated revenue decreased $35.8 million during the three months ended June 30, 2017 compared to the same period of 2016. Excluding a $15.5 million impact from movements in foreign exchange rates, consolidated revenue decreased $20.3 million during the three months ended June 30, 2017 compared to the same period of 2016, primarily due to the sales of certain outdoor businesses, which generated $36.1 million in revenue in three months ended June 30, 2016.

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

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of our historical results of operations for the three and six months ended June 30, 2017 to the three and six months ended June 30, 2016 is as follows:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2017	2016	Change	2016	2015	Change
Revenue	$672,319	$708,086	(5.1)%	$1,217,045	$1,297,100	(6.2)%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	350,173	362,001	(3.3)%	678,104	703,988	(3.7)%
Selling, general and administrative expenses (excludes depreciation and amortization)	125,898	135,567	(7.1)%	241,672	262,368	(7.9)%
Corporate expenses (excludes depreciation and amortization)	35,340	29,673	19.1%	69,880	57,897	20.7%
Depreciation and amortization	78,290	86,974	(10.0)%	155,784	172,369	(9.6)%
Other operating income (expense), net	7,829	(59,384)		40,440	225,390
Operating income	90,447	34,487		112,045	325,868
Interest expense	94,630	94,650		187,263	188,523
Interest income on Due from iHeartCommunications	15,383	11,291		30,190	24,004
Equity in loss of nonconsolidated affiliates	271	(232)		(201)	(647)
Other income (expense), net	8,773	(33,871)		12,640	(39,674)
Income (loss) before income taxes	20,244	(82,975)		(32,589)	121,028
Income tax benefit (expense)	(18,390)	21,719		3,447	(41,198)
Consolidated net income (loss)	1,854	(61,256)		(29,142)	79,830
Less amount attributable to noncontrolling interest	6,631	7,857		4,636	8,833
Net income (loss) attributable to the Company	$(4,777)	$(69,113)		$(33,778)	$70,997

Consolidated Revenue
Consolidated revenue decreased $35.8 million during the three months ended June 30, 2017 compared to the same period of 2016. Excluding a $15.5 million impact from movements in foreign exchange rates, consolidated revenue decreased $20.3 million during the three months ended June 30, 2017 compared to the same period of 2016. The decrease in consolidated revenue is primarily due to the sale of certain non-strategic international businesses, which generated $36.1 million in revenue in 2016. This decrease was partially offset by revenue growth from new digital assets and new contracts.
Consolidated revenue decreased $80.1 million during the six months ended June 30, 2017 compared to the same period of 2016. Excluding a $28.3 million impact from movements in foreign exchange rates, consolidated revenue decreased $51.8 million during the six months ended June 30, 2017 compared to the same period of 2016. The decrease in consolidated revenue is primarily due to the sale of certain non-strategic U.S. markets and international businesses, which generated $73.9 million in revenue in 2016. This decrease was partially offset by revenue growth from new digital assets and new contracts.
Consolidated Direct Operating Expenses
Consolidated direct operating expenses decreased $11.8 million during the three months ended June 30, 2017 compared to the same period of 2016. Excluding a $9.3 million impact from movements in foreign exchange rates, consolidated direct operating expenses decreased $2.5 million during the three months ended June 30, 2017 compared to the same period of 2016. Lower direct operating expenses was primarily due to the sale of certain non-strategic international businesses.

Consolidated direct operating expenses decreased $25.9 million during the six months ended June 30, 2017 compared to the same period of 2016. Excluding a $18.5 million impact from movements in foreign exchange rates, consolidated direct operating expenses decreased $7.4 million during the six months ended June 30, 2017 compared to the same period of 2016. Lower direct operating expenses was primarily due to the sale of certain non-strategic outdoor markets and international businesses.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses decreased $9.7 million during the three months ended June 30, 2017 compared to the same period of 2016. Excluding a $3.0 million impact from movements in foreign exchange rates, consolidated SG&A expenses decreased $6.7 million during the three months ended June 30, 2017 compared to the same period of 2016. SG&A expenses were lower primarily due to the sale of certain non-strategic international businesses.
Consolidated SG&A expenses decreased $20.7 million during the six months ended June 30, 2017 compared to the same period of 2016. Excluding a $5.6 million impact from movements in foreign exchange rates, consolidated SG&A expenses decreased $15.1 million during the six months ended June 30, 2017 compared to the same period of 2016. SG&A expenses were lower primarily due to the sale of certain non-strategic outdoor markets and international businesses.
Corporate Expenses
Corporate expenses increased $5.7 million during the three months ended June 30, 2017 compared to the same period of 2016. Excluding the $0.8 million impact from movements in foreign exchange rates, corporate expenses increased $6.5 million during the three months ended June 30, 2017 compared to the same period of 2016 primarily due to the $9.4 million trademark license fee paid to iHeartMedia, Inc. (see Note 5 to our Consolidated Financial Statements located in Part I of this Quarterly Report on Form 10-Q). The increase in Corporate expenses is partially offset by a decrease in share-based compensation expense.
Corporate expenses increased $12.0 million during the six months ended June 30, 2017 compared to the same period of 2016. Excluding the $1.9 million impact from movements in foreign exchange rates, corporate expenses increased $13.9 million during the six months ended June 30, 2017 compared to the same period of 2016 primarily due to the $17.2 million trademark license fee paid to iHeartMedia, Inc. (see Note 5 to our Consolidated Financial Statements located in Part I of this Quarterly Report on Form 10-Q). The increase in Corporate expenses is partially offset by a decrease in share-based compensation expense.
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
Strategic revenue and efficiency costs were $1.4 million during the three months ended June 30, 2017. Of these costs, $0.3 million was incurred by our Americas segment and $1.1 million was incurred by our International segment. Of these expenses, $0.4 million are reported within direct operating expenses and $1.0 million are reported within SG&A.
Strategic revenue and efficiency costs were $1.3 million during the three months ended June 30, 2016. Of these costs, $0.6 million was incurred by our Americas segment, $0.6 million was incurred by our International segment and $0.1 million was incurred by Corporate. Of these expenses, $0.2 million are reported within direct operating expenses, $1.0 million are reported within SG&A and $0.1 million are reported within corporate expenses.
Strategic revenue and efficiency costs were $5.4 million during the six months ended June 30, 2017. Of these costs, $1.0 million was incurred by our Americas segment, $4.0 million was incurred by our International segment, and $0.4 million was incurred by Corporate. Of these expenses, $1.1 million are reported within direct operating expenses, $3.9 million are reported within SG&A and $0.4 million are reported within corporate expenses.
Strategic revenue and efficiency costs were $3.7 million during the six months ended June 30, 2016. Of these costs, $1.7 million was incurred by our Americas segment, $1.5 million was incurred by our International segment and $0.5 million was incurred by Corporate. Of these expenses, $0.9 million are reported within direct operating expenses, $2.3 million are reported within SG&A and $0.5 million are reported within corporate expenses.

Depreciation and Amortization
Depreciation and amortization decreased $8.7 million during the three months ended June 30, 2017 compared to the same period in 2016, primarily due to assets becoming fully depreciated or fully amortized, the disposal of assets related to the sale of our Indianapolis market in 2017 and the sale of our businesses in Australia and Turkey in 2016.
Depreciation and amortization decreased $16.6 million during the six months ended June 30, 2017 compared to the same period in 2016, primarily due to assets becoming fully depreciated or fully amortized, the disposal of assets related to the sale of our Indianapolis market in 2017 and the sale of nine non-strategic U.S. markets and our businesses in Australia and Turkey in 2016.
Other operating income (expense), net
Other operating income, net was $7.8 million and $40.4 million for the three and six months ended June 30, 2017, respectively, primarily due to the sale in the first quarter of 2017 of the Americas' Indianapolis market for certain assets in Atlanta, Georgia, plus $43.1 million in cash, net of closing costs, resulting in a net gain of $28.9 million and the $6.8 million gain recognized on the sale of our ownership interest in a joint venture in Belgium during the second quarter of 2017.
Other operating expense was $59.4 million and other operating income was $225.4 million for the three and six months ended June 30, 2016, respectively, which primarily related to the sale of nine non-strategic outdoor markets at the beginning of 2016.
Interest Expense
Interest expense was flat during the three months ended June 30, 2017 and decreased $1.3 million during the six months ended June 30, 2017 compared to the same periods of 2016.

Interest Income on Due from iHeartCommunications
Interest income increased $4.1 million and $6.2 million during the three and six months ended June 30, 2017, respectively, compared to the same periods of 2016 due to a higher average outstanding balance on the Due from iHeartCommunications note.

Other income (expense), net
Other income, net of $8.8 million and $12.6 million recognized in the three and six months ended June 30, 2017 related primarily to net foreign exchange gains recognized in connection with intercompany notes denominated in foreign currencies.

Other expense, net of $33.9 million and $39.7 million recognized in the three and six months ended June 30, 2016 related primarily to net foreign exchange losses recognized in connection with intercompany notes denominated in foreign currencies, particularly euro denominated notes payable by one of our United Kingdom subsidiaries.

Income tax expense
Our operations are included in a consolidated income tax return filed by iHeartMedia.  However, for our financial statements, our provision for income taxes was computed as if we file separate consolidated federal income tax returns with our subsidiaries.

The effective tax rates for the three and six months ended June 30, 2017 were 90.8% and 10.6%, respectively. The effective rates were primarily impacted by the mix of earnings within the various jurisdictions in which the Company operates and the benefits and charges from tax amounts associated with its foreign earnings that are taxed at rates different from the federal statutory rate. In addition, we were unable to record benefits on losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future periods.

The effective tax rates for the three and six months ended June 30, 2016 were 26.2% and 34.0%, respectively. The effective rates were primarily impacted by the reversal in 2016 of the valuation allowance recorded in 2015 against net operating losses in U.S. federal and state jurisdictions due to taxable gains from the dispositions of nine outdoor markets during the period. In addition, we were unable to record benefits on losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future periods.

Americas Outdoor Advertising Results of Operations

Our Americas outdoor operating results were as follows:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2017	2016	Change	2017	2016	Change
Revenue	$323,960	$325,533	(0.5)%	$603,380	$608,061	(0.8)%
Direct operating expenses	145,099	140,038	3.6%	285,572	278,050	2.7%
SG&A expenses	54,763	57,831	(5.3)%	110,849	113,160	(2.0)%
Depreciation and amortization	45,359	47,525	(4.6)%	90,654	93,641	(3.2)%
Operating income	$78,739	$80,139	(1.7)%	$116,305	$123,210	(5.6)%

Three Months
Americas revenue decreased $1.6 million during the three months ended June 30, 2017 compared to the same period of 2016. Excluding the $0.5 million impact from movements in foreign exchange rates, Americas revenue decreased $2.1 million during the three months ended June 30, 2017 compared to the same period of 2016. The decrease in revenue is primarily due to a $2.9 million decrease in revenue resulting from the exchange of outdoor markets and a decrease in print display revenues. This was partially offset by increased revenue from digital billboards from new deployments, as well as higher revenue from new print wall displays.

Americas direct operating expenses increased $5.1 million during the three months ended June 30, 2017 compared to the same period of 2016. Excluding the $0.2 million impact from movements in foreign exchange rates, Americas direct operating expenses increased $4.9 million during the three months ended June 30, 2017 compared to the same period of 2016. The increase in direct operating expenses was driven by the impact of a $2.9 million early termination lease payment received in 2016 and higher fixed site lease expenses. Americas SG&A expenses decreased $3.1 million during the three months ended June 30, 2017 compared to the same period of 2016. Excluding the $0.1 million impact from movements in foreign exchange rates, Americas SG&A expenses decreased $3.2 million during the three months ended June 30, 2017 compared to the same period of 2016. The decrease in SG&A expenses was primarily due to lower marketing expenses, bad debt and bonus expenses compared to the second quarter of 2016.

Six Months
Americas outdoor revenue decreased $4.7 million during the six months ended June 30, 2017 compared to the same period of 2016. Excluding the $1.8 million impact from movements in foreign exchange rates, Americas outdoor revenue decreased $6.5 million during the six months ended June 30, 2017 compared to the same period of 2016. The decrease in revenue is due to the $8.0 million impact resulting from the sales of non-strategic outdoor markets in the first quarter of 2016 and the exchange of outdoor markets in the first quarter of 2017, as well as a decrease in print display revenues. This was partially offset by increased revenues from new airport contracts and deployments of new digital billboards.
Americas outdoor direct operating expenses increased $7.5 million during the six months ended June 30, 2017 compared to the same period of 2016. Excluding the $1.1 million impact from movements in foreign exchange rates, Americas outdoor direct operating expenses increased $6.4 million during the six months ended June 30, 2017 compared to the same period of 2016. The increase in direct operating expenses was driven by higher site lease expenses related to new airport contracts and print displays, and the impact of a $2.9 million early termination lease payment received in 2016, partially offset primarily by lower expense due to the $2.6 million impact resulting from the sales of non-strategic outdoor markets in the first quarter of 2016 and the exchange in the first quarter of 2017. Americas outdoor SG&A expenses decreased $2.3 million during the six months ended June 30, 2017 compared to the same period of 2016. Excluding the $0.6 million impact from movements in foreign exchange rates, Americas outdoor SG&A expenses decreased $2.9 million during the six months ended June 30, 2017 compared to the same period of 2016. The decrease in SG&A expenses was primarily due to lower bad debt expense and the $1.6 million impact resulting from the sales of non-strategic outdoor markets in the first quarter of 2016 and the exchange in the first quarter of 2017.

International Outdoor Advertising Results of Operations

Our International operating results were as follows:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2017	2016	Change	2017	2016	Change
Revenue	$348,359	$382,553	(8.9)%	$613,665	$689,039	(10.9)%
Direct operating expenses	205,074	221,963	(7.6)%	392,532	425,938	(7.8)%
SG&A expenses	71,135	77,736	(8.5)%	130,823	149,208	(12.3)%
Depreciation and amortization	31,590	38,177	(17.3)%	62,263	76,057	(18.1)%
Operating income	$40,560	$44,677	(9.2)%	$28,047	$37,836	(25.9)%

Three Months
International revenue decreased $34.2 million during the three months ended June 30, 2017 compared to the same period of 2016. Excluding the $16.0 million impact from movements in foreign exchange rates, International revenue decreased $18.2 million during the three months ended June 30, 2017 compared to the same period of 2016. The decrease in revenue is due to a $36.1 million decrease in revenue resulting from the sale of our businesses in Australia and Turkey in 2016. This was partially offset by growth across other markets including Spain, Switzerland, the United Kingdom and China, primarily from new contracts and digital expansion.

International direct operating expenses decreased $16.9 million during the three months ended June 30, 2017 compared to the same period of 2016. Excluding the $9.5 million impact from movements in foreign exchange rates, International direct operating expenses decreased $7.4 million during the three months ended June 30, 2017 compared to the same period of 2016. The decrease was driven by a $21.9 million decrease in direct operating expenses resulting from the 2016 sales of our businesses in Australia and Turkey, partially offset by higher site lease expense in countries experiencing revenue growth. International SG&A expenses decreased $6.6 million during the three months ended June 30, 2017 compared to the same period of 2016. Excluding the $3.1 million impact from movements in foreign exchange rates, International SG&A expenses decreased $3.5 million during the three months ended June 30, 2017 compared to the same period of 2016. The decrease in SG&A expenses was primarily due to a $7.1 million decrease resulting from the sale of our businesses in Australia and Turkey, partially offset by increases incurred in countries experiencing revenue growth.
Six Months
International outdoor revenue decreased $75.4 million during the six months ended June 30, 2017 compared to the same period of 2016. Excluding the $30.1 million impact from movements in foreign exchange rates, International outdoor revenue decreased $45.3 million during the six months ended June 30, 2017 compared to the same period of 2016. The decrease in revenue is due to a $71.4 million decrease in revenue resulting from the sale of our businesses in Australia and Turkey in 2016. This was partially offset by growth across other markets including Spain, the United Kingdom and Switzerland, primarily from new contracts and digital expansion.
International outdoor direct operating expenses decreased $33.4 million during the six months ended June 30, 2017 compared to the same period of 2016. Excluding the $19.6 million impact from movements in foreign exchange rates, International outdoor direct operating expenses decreased $13.8 million during the six months ended June 30, 2017 compared to the same period of 2016. The decrease was driven by a $44.4 million decrease in direct operating expenses resulting from the 2016 sales of our businesses in Australia and Turkey, partially offset by higher site lease and production expenses in countries experiencing revenue growth. International outdoor SG&A expenses decreased $18.4 million during the six months ended June 30, 2017 compared to the same period of 2016. Excluding the $6.2 million impact from movements in foreign exchange rates, International outdoor SG&A expenses decreased $12.2 million during the six months ended June 30, 2017 compared to the same period of 2016. The decrease in SG&A expenses was primarily due to a $13.8 million decrease resulting from the sale of our businesses in Australia and Turkey.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Americas Outdoor Advertising	$78,739	$80,139	$116,305	123,210
International Outdoor Advertising	40,560	44,677	28,047	37,836
Other operating income (loss), net	7,829	(59,384)	40,440	225,390
Impairment charges	—	—	—	—
Corporate and other (1)	(36,681)	(30,945)	(72,747)	(60,568)
Consolidated operating income	$90,447	$34,487	$112,045	$325,868

(1)	Corporate and other includes expenses related to Americas and International as well as overall executive, administrative and support functions.

Share-Based Compensation Expense
We have granted restricted stock, restricted stock units and options to purchase shares of our Class A common stock to certain key individuals under our equity incentive plans. Certain employees receive equity awards pursuant to our equity incentive plans.  As of June 30, 2017, there was $8.0 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately 2.2 years.

Share-based compensation expenses are recorded in corporate expenses and were $1.9 million and $3.1 million for the three months ended June 30, 2017 and 2016, respectively, and $4.3 million and $5.4 million for the six months ended June 30, 2017 and 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following discussion highlights cash flow activities during the six months ended June 30, 2017 and 2016:

(In thousands)	Six Months Ended June 30,
	2017	2016
Cash provided by (used for):
Operating activities	$(20,238)	$88,765
Investing activities	$(40,959)	$454,680
Financing activities	$(323,978)	$(516,873)

Operating Activities
Cash used for operating activities was $20.2 million during the six months ended June 30, 2017 compared to $88.8 million of cash provided by operating activities during the six months ended June 30, 2016.  The decrease in cash provided by operating activities is primarily attributable to a decrease in operating income and changes in working capital, particularly accounts receivable, which were impacted by slower collections, as well as prepaid assets due to the timing of payments. Cash paid for interest for the six months ended June 30, 2017 and June 30, 2016 was $183.4 million and $179.0 million, respectively.
Investing Activities
Cash used for investing activities of $41.0 million during the six months ended June 30, 2017 primarily reflected our capital expenditures of $103.1 million, partially offset by net cash proceeds from the disposal of assets including proceeds of $43.1 million from the sale of our outdoor Indianapolis market. We spent $41.0 million in our Americas segment primarily related to the construction of new advertising structures such as digital displays, $57.7 million in our International segment primarily related to street furniture and transit advertising structures and $4.4 million in Corporate primarily related to equipment and software purchases.

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
Financing Activities
Cash used for financing activities of $324.0 million during the six months ended June 30, 2017 primarily reflected a cash dividend of $282.5 million and net transfers of $43.1 million in cash to iHeartCommunications, which represents the activity in the “Due from iHeartCommunications” account.

Cash used for financing activities of $516.9 million during the six months ended June 30, 2016 primarily reflected two cash dividends paid in the aggregate amount of $754.2 million, partially offset by net transfers of $241.2 million in cash from iHeartCommunications, which represents the activity in the “Due from/to iHeartCommunications” account.

Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, cash flow from operations, the revolving promissory note with iHeartCommunications and our senior revolving credit facility, and, to the extent we use cash to support iHeartCommunications’ liquidity needs in the future, cash from liquidity-generating transactions.  As of June 30, 2017, we had $163.1 million of cash on our balance sheet, including $139.1 million of cash held outside the U.S. by our subsidiaries, a portion of which is held by non-wholly owned subsidiaries or is otherwise subject to certain restrictions and not readily accessible to us.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant deficits, as calculated for tax law purposes, in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.

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

During the fourth quarter of 2016, we sold our business in Australia for cash proceeds of $195.7 million, net of cash retained by the purchaser and closing costs. In January 2017, we sold our Indianapolis, Indiana outdoor market in exchange for certain assets in Atlanta, Georgia, plus approximately $43.1 million in cash, net of closing costs. On February 23, 2017, we paid a special cash dividend to our stockholders of $282.5 million using proceeds from the sales of certain non-strategic U.S. markets and of our business in Australia. iHeartCommunications received 89.9% or approximately $254.0 million, of the dividend, with the remaining 10.1%, or approximately $28.5 million, paid to our public stockholders. The payment of these special dividends reduces the amount of cash available to us for future working capital, capital expenditure, debt service and other funding requirements. Future special cash dividends will be dependent upon, among other things, our having sufficient available cash.
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
As our controlling stockholder, iHeartCommunications may request and may exert pressure on us to engage in transactions for the purpose of supporting its liquidity needs, such as financings or asset sales, which may negatively affect our business operations or our capital structure.  In its Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017, iHeartCommunications stated that if it is unable to refinance or extend its receivables based credit facility, the 10% Senior Notes due January 15, 2018, and/or the 6.875% Senior Notes due June 15, 2018 and take other steps to create additional liquidity, forecasted cash flows would not be sufficient to enable it to meet its obligations, including upcoming interest payments and maturities, as they become due in the ordinary course of business for a period of 12 months following August 3, 2017. iHeartCommunications further stated that management has determined that there is substantial doubt as to iHeartCommunications’ ability to continue as a going concern for a period of 12 months following August 3, 2017.
iHeartCommunications provides the day-to-day cash management services for our cash activities and balances in the U.S. We do not have any material committed external sources of capital other than iHeartCommunications, and iHeartCommunications is not required to provide us with funds to finance our working capital or other cash requirements. We have no access to the cash transferred from us to iHeartCommunications under the cash management arrangement other than our right to demand payment by iHeartCommunications of the amounts owed to us under the Due from iHeartCommunications note. As of June 30, 2017, iHeartCommunications had $260.5 million recorded as “Cash and cash equivalents” on its consolidated balance sheets, of which $163.1 million was held by us and our subsidiaries, and we had $928.8 million due to us from iHeartCommunications under the Due from iHeartCommunications note.  Financial distress at iHeartCommunications could result in its inability to repay amounts due to us under the Due from iHeartCommunications note when demanded or at maturity, and could also have the effect of increasing our borrowing costs or impairing our access to capital markets. If iHeartCommunications were to become insolvent or file for bankruptcy, we would be an unsecured creditor of iHeartCommunications.  In that event, we would be treated the same as other unsecured creditors of iHeartCommunications and, if we were not repaid or otherwise entitled to amounts outstanding or previously paid under the revolving promissory note, could not obtain cash previously transferred to iHeartCommunications on a timely basis or retain cash previously received from iHeartCommunications, we could experience a liquidity shortfall.
We were in compliance with the covenants contained in our material financing agreements as of June 30, 2017.  Our ability to comply with the maintenance covenant in our senior secured credit facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions.
In its Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017, iHeartCommunications stated that it was in compliance with the covenants contained in its material financing agreements as of June 30, 2017, other than a payment default on notes held by a subsidiary of iHeartCommunications that has informed iHeartCommunications it does not currently intend to collect the principal amount due or exercise or request enforcement of any remedy with respect to the payment default under the applicable indenture.  iHeartCommunications stated that this payment default is below the $100.0 million cross-default threshold in iHeartCommunications' debt documents. iHeartCommunications similarly stated in its Quarterly Report that its future results are subject to significant uncertainty and there can be no assurance it will be able to maintain compliance with these covenants.  iHeartCommunications stated in its Quarterly Report that these covenants include a requirement in its senior secured credit facilities that it receive an opinion from its auditors in connection with its year-end audit that is not subject to a "going concern" or like qualification or exception. Moreover, iHeartCommunications stated in its Quarterly Report that its ability to comply with the covenants in its material financing agreements may be affected by events beyond its control, including the uncertainties described under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Anticipated Cash Requirements" in its Quarterly Report and prevailing economic, financial and industry conditions.  As discussed therein, the breach of any covenants set forth in iHeartCommunications’ financing agreements would result in a default thereunder, and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be immediately due and payable. In addition, iHeartCommunications stated in its Quarterly Report that if iHeartCommunications is unable to repay its obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility.  Finally, iHeartCommunications stated in its Quarterly Report that a default or acceleration under any of its material financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.

Sources of Capital
As of June 30, 2017 and December 31, 2016, we had the following debt outstanding, cash and cash equivalents and amounts due from iHeartCommunications:

(In millions)	June 30, 2017	December 31, 2016
Clear Channel Worldwide Holdings Senior Notes due 2022	$2,725.0	$2,725.0
Clear Channel Worldwide Holdings Senior Subordinated Notes due 2020	2,200.0	2,200.0
Senior Revolving Credit Facility due 2018(1)	—	—
Clear Channel International B.V. Senior Notes due 2020	225.0	225.0
Other debt	11.5	14.8
Original issue discount	(6.2)	(6.7)
Long-term debt fees	(36.2)	(41.1)
Total debt	5,119.1	5,117.0
Less: Cash and cash equivalents	163.1	542.0
Less: Due from iHeartCommunications	928.8	885.7
	$4,027.2	$3,689.3
 (1) The senior revolving credit facility provides for borrowings up to $75.0 million (the revolving credit commitment). As of June 30, 2017, we had $70.0 million of letters of credit outstanding, and $5.0 million of availability, under the senior revolving credit facility.
We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities.  Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Promissory Notes with iHeartCommunications
We maintain accounts that represent net amounts due to or from iHeartCommunications, which are recorded as “Due from iHeartCommunications” on our consolidated balance sheets.  The accounts represent our revolving promissory note issued by us to iHeartCommunications and the revolving promissory note issued by iHeartCommunications to us, in each case in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances.  The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand or when they mature on December 15, 2017.  Included in the accounts are the net activities resulting from day-to-day cash management services provided by iHeartCommunications.  Such day-to-day cash management services relate only to our cash activities and balances in the U.S. and exclude any cash activities and balances of our non-U.S. subsidiaries.  As of June 30, 2017 and December 31, 2016, the asset recorded in “Due from iHeartCommunications” on our consolidated balance sheet was $928.8 million and $885.7 million, respectively.  As of June 30, 2017, we had no borrowings under the revolving promissory note to iHeartCommunications.
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
The net interest income for the three months ended June 30, 2017 and 2016 was $15.4 million and $11.3 million, respectively, and $30.2 million and $24.0 million for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017 and December 31, 2016, the fixed interest rate on the “Due from iHeartCommunications” account was 6.5%, which is equal to the fixed interest rate on the CCWH Senior Notes. If the outstanding balance on the Due from iHeartCommunications note exceeds $1.0 billion and under certain other circumstances tied to iHeartCommunications’ liquidity, the rate will be variable but will in no event be less than 6.5% nor greater than 20%.

If we are unable to obtain financing from iHeartCommunications under the revolving promissory note issued by us to iHeartCommunications or pursuant to repayment of the revolving promissory note issued by iHeartCommunications to us, we may need to obtain additional financing from banks or other lenders, or through public offerings or private placements of debt or equity, strategic relationships or other arrangements at some future date.  We may be unable to successfully obtain additional debt or equity financing on satisfactory terms or at all.
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
 Clear Channel Worldwide Holdings Senior Notes
As of June 30, 2017, CCWH senior notes represented $2.7 billion aggregate principal amount of indebtedness outstanding, which consisted of $735.75 million aggregate principal amount of 6.5% Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and $1,989.25 million aggregate principal amount of 6.5% Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes” and, together with the Series A CCWH Senior Notes, the “CCWH Senior Notes”). The CCWH Senior Notes are guaranteed by us, Clear Channel Outdoor, Inc. (“CCOI”) and certain of our direct and indirect subsidiaries.
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
Our consolidated leverage ratio, defined as total debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 8.3:1 as of June 30, 2017, and senior leverage ratio, defined as senior debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 4.4:1 as of June 30, 2017. As required by the definition of EBITDA in the CCWH Senior Notes indentures, our EBITDA for the preceding four quarters of $620.2 million is calculated as operating income (loss) before depreciation, amortization, impairment charges and gains and losses on acquisitions and divestitures plus share-based compensation and is further adjusted for the following: (i) costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses; (iii) non-cash charges; and (iv) various other items. Because our consolidated leverage ratio exceeded the limit in the incurrence tests described above, we are not currently permitted to incur additional indebtedness using the incurrence test in the Series A CCWH Senior Notes indenture and the Series B CCWH Senior Notes indenture, and we are not currently permitted to pay dividends from the proceeds of indebtedness or the excess proceeds from asset sales under the Series B CCWH Senior Notes indenture. There are other exceptions in these indentures that allow us to incur additional indebtedness and pay dividends.

The following table reflects a reconciliation of EBITDA (as defined by the CCWH Senior Notes indentures) to operating income and net cash provided by operating activities for the four quarters ended June 30, 2017:

Four Quarters Ended
(In millions)	June 30, 2017
EBITDA (as defined by the CCWH Senior Notes indentures)	$620.2
Less adjustments to EBITDA (as defined by the CCWH Senior Notes indentures):
Costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities	(15.7)
Extraordinary, non-recurring or unusual gains or losses or expenses (as referenced in the definition of EBITDA in the CCWH Senior Notes indentures)	(8.7)
Non-cash charges	(9.7)
Other items	11.3
Less: Depreciation and amortization, Impairment charges, Gains and losses on acquisitions and divestitures and Share-based compensation expense	(173.7)
Operating income	423.7
Plus: Depreciation and amortization, Impairment charges, Gain (loss) on disposal of operating and fixed assets and Share-based compensation expense	165.7
Less: Interest expense	(373.6)
Plus: Interest income on Due from iHeartCommunications	56.5
Less: Current income tax expense	(66.5)
Plus: Other income, net	(18.1)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	32.9
Change in assets and liabilities, net of assets acquired and liabilities assumed	(19.3)
Net cash provided by operating activities	$201.3
Clear Channel Worldwide Holdings Senior Subordinated Notes
As of June 30, 2017, CCWH Subordinated Notes represented $2.2 billion aggregate principal amount of indebtedness outstanding, which consist of $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes”).
 The Series A CCWH Subordinated Notes indenture and Series B CCWH Subordinated Notes indenture restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test. In order to incur additional indebtedness under this test, our debt to adjusted EBITDA ratio (as defined by the indentures) must be lower than 7.0:1. The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B CCWH Subordinated Notes indenture also permits us to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if our debt to adjusted EBITDA ratio (as defined by the indenture) is lower than 7.0:1. Because our debt to adjusted EBITDA ratio exceeded the thresholds in the indentures as of June 30, 2017, we are not currently permitted to incur additional indebtedness using the incurrence test in the Series A CCWH Subordinated Notes Indenture and the Series B CCWH Subordinated Notes indenture, and we are not currently permitted to pay dividends from the proceeds of indebtedness or the excess proceeds from asset sales under the Series B CCWH Subordinated Notes indenture. The Series B CCWH Subordinated Notes indenture contains certain other exceptions that allow us to incur indebtedness and pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by us of amounts outstanding under the Due from iHeartCommunications note.  The Series A CCWH Subordinated Notes indenture does not limit our ability to pay dividends.

Senior Revolving Credit Facility Due 2018
During the third quarter of 2013, we entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital needs, to issue letters of credit and for other general corporate purposes.  As of June 30, 2017, there were no amounts outstanding under the revolving credit facility, and $70.0 million of letters of credit under the revolving credit facility which reduce availability under the facility. The revolving credit facility contains a springing covenant that requires us to maintain a secured leverage ratio (as defined in the revolving credit facility) of not more than 1.5:1 that is tested at the end of a quarter if availability under the facility is less than 75% of the aggregate commitments under the facility.  We were in compliance with the secured leverage ratio covenant as of June 30, 2017.
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
Other Debt
Other debt consists primarily of capital leases and loans with international banks.  As of June 30, 2017, approximately $11.5 million was outstanding as other debt.
iHeartCommunications’ Debt Covenants
iHeartCommunications’ senior secured credit facilities contain a significant financial covenant which must be tested quarterly and requires iHeartCommunications to limit the ratio of its consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA (as defined by iHeartCommunications’ senior secured credit facilities) for the preceding four quarters.  The maximum ratio permitted under this financial covenant was 8.75:1 for the four quarters ended June 30, 2017.  In its Quarterly Report on Form 10-Q filed with the SEC on August 3, 2017, iHeartCommunications stated that it was in compliance with this covenant as of June 30, 2017.
Disposals
In January 2017, we sold our Indianapolis, Indiana market in exchange for certain assets in Atlanta, Georgia, plus approximately $43.1 million in cash, net of closing costs. A net gain of $28.9 million was recognized related to the sale.
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
On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit,” and on March 29, 2017, the U.K. delivered formal notification of its intention to withdraw from the E.U. Our International segment is currently headquartered in the U.K. and transacts business in many key European markets including the U.K.  The announcement of Brexit caused the British pound currency rate to weaken against the U.S. dollar.  Further, Brexit may cause our U.K. customers to closely monitor their costs and reduce the amount they spend on advertising.  These effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.
Foreign Currency Exchange Rate Risk
We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported net income of $24.9 million and a net loss of $.5 million for three and six months ended June 30, 2017, respectively.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net income for the three months ended June 30, 2017 by $2.5 million and we estimate that our net loss for the six months ended June 30, 2017 would have decreased by $0.1 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three and six months ended June 30, 2017 would have increased our net income for the three months ended June 30, 2017 and increased our net loss for the six months ended June 30, 2017 by corresponding amounts.
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

•	the impact of the above and similar factors on iHeartCommunications which has significant need for capital; and

•	certain other factors set forth in our other filings with the SEC.

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

ITEM 4.  CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 at the reasonable assurance level.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Stockholder Litigation

On May 9, 2016, a stockholder of the Company filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned GAMCO Asset Management Inc. v. iHeartMedia Inc. et al., C.A. No. 12312-VCS. The complaint names as defendants iHeartCommunications, Inc. (“iHeartCommunications”), the Company’s indirect parent company, iHeartMedia, Inc. (“iHeartMedia”), the parent company of iHeartCommunications, Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsor Defendants”), iHeartMedia’s private equity sponsors and majority owners, and the members of the Company’s board of directors. The Company also is named as a nominal defendant. The complaint alleges that the Company has been harmed by the intercompany agreements with iHeartCommunications, the Company’s lack of autonomy over its own cash and the actions of the defendants in serving the interests of iHeartMedia, iHeartCommunications and the Sponsor Defendants to the detriment of the Company and its minority stockholders. Specifically, the complaint alleges that the defendants have breached their fiduciary duties by causing the Company to: (i) continue to loan cash to iHeartCommunications under the intercompany note at below-market rates; (ii) abandon its growth and acquisition strategies in favor of transactions that would provide cash to iHeartMedia and iHeartCommunications; (iii) issue new debt in the CCIBV note offering (the “CCIBV Note Offering”) to provide cash to iHeartMedia and iHeartCommunications through a dividend; and (iv) effect the sales of certain outdoor markets in the U.S. (the “Outdoor Asset Sales”) allegedly to provide cash to iHeartMedia and iHeartCommunications through a dividend. The complaint also alleges that iHeartMedia, iHeartCommunications and the Sponsor Defendants aided and abetted the directors’ breaches of their fiduciary duties. The complaint further alleges that iHeartMedia, iHeartCommunications and the Sponsor Defendants were unjustly enriched as a result of these transactions and that these transactions constituted a waste of corporate assets for which the defendants are liable to the Company. The plaintiff is seeking, among other things, a ruling that the defendants breached their fiduciary duties to the Company and that iHeartMedia, iHeartCommunications and the Sponsor Defendants aided and abetted the board of directors’ breaches of fiduciary duty, rescission of payments to iHeartCommunications and its affiliates pursuant to dividends declared in connection with the CCIBV Note Offering and Outdoor Asset Sales, and an order requiring iHeartMedia, iHeartCommunications and the Sponsor Defendants to disgorge all profits they have received as a result of the alleged fiduciary misconduct.
On July 20, 2016, the defendants filed a motion to dismiss plaintiff's verified stockholder derivative complaint for failure to state a claim upon which relief can be granted. On November 23, 2016, the Court granted defendants’ motion to dismiss all claims brought by the plaintiff.  On December 19, 2016, the plaintiff filed a notice of appeal of the ruling. This appeal is pending before the Court.
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
If iHeartCommunications was to become insolvent or file a bankruptcy petition, we would be an unsecured creditor of iHeartCommunications. In such event, if we were not repaid or otherwise entitled to the full amounts outstanding under the Due from iHeartCommunications note, or could not obtain such amounts on a timely basis, we could experience a liquidity shortfall. In addition, any repayments that we receive on the note during the applicable preference period prior to the filing of an iHeartCommunications bankruptcy petition may potentially be avoidable as a preference and subject to recovery by the iHeartCommunications bankruptcy estate, which could further exacerbate any liquidity shortfall. At June 30, 2017, the asset recorded in "Due from iHeartCommunications" on the consolidated balance sheet was $928.8 million.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the purchases of shares of our Class A common stock made during the quarter ended June 30, 2017 by or on behalf of us or an affiliated purchaser:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	144,104	$5.89	—	$—
May 1 through May 31	—	—	—	—
June 1 through June 30	610	4.17	—	—
Total	144,714	$5.89	—	$—

(1)
The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended June 30, 2017 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1*	Amendment No. 3 to Employment Agreement, dated as of May 20, 2017, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc.
10.2
Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference to Appendix B to the Clear Channel Outdoor Holdings, Inc. definitive proxy statement on Schedule 14A for its 2017 Annual Meeting of Stockholders filed on April 19, 2017).

10.3
Form of Restricted Stock Unit Award Agreement (Cliff Vesting) under the Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on July 5, 2017).

10.4
Form of Restricted Stock Award Agreement (Cliff Vesting) under the Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on July 5, 2017).

10.5
First Amendment to Employment Agreement, effective as of July 3, 2017, between Steven J. Macri and iHeartMedia, Inc. (incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on July 5, 2017).

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

August 3, 2017	/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and
Assistant Secretary