Form 10-Q
period 2017-09-30
Clear Channel Outdoor Holdings, Inc.
filed 2017-11-08
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                          TO

Commission File Number
001‑32663

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-0812139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20880 Stone Oak Parkway San Antonio, Texas	78258
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2017
- - - - - - - - - - - - - - - - - - - - - - - - - -	- - - - - - - - - - - - - - - - - - - - - - - - - -
Class A Common Stock, $.01 par value	48,984,920
Class B Common Stock, $.01 par value	315,000,000

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands, except share data)	September 30, 2017	December 31, 2016
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$222,387	$541,995
Accounts receivable, net of allowance of $25,038 in 2017 and $22,398 in 2016	632,963	593,070
Prepaid expenses	131,806	111,569
Assets held for sale	—	55,602
Other current assets	62,037	39,199
Total Current Assets	1,049,193	1,341,435
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,152,066	1,196,676
Other property, plant and equipment, net	228,376	216,157
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles	977,152	960,966
Other intangibles, net	282,426	299,617
Goodwill	713,277	696,263
OTHER ASSETS
Due from iHeartCommunications	1,051,349	885,701
Other assets	126,649	122,013
Total Assets	$5,580,488	$5,718,828
CURRENT LIABILITIES
Accounts payable	$88,022	$86,870
Accrued expenses	532,247	480,872
Deferred income	90,756	67,005
Current portion of long-term debt	573	6,971
Total Current Liabilities	711,598	641,718
Long-term debt	5,264,290	5,110,020
Deferred tax liability	601,887	638,705
Other long-term liabilities	286,883	259,311
Commitments and Contingent liabilities (Note 4)
STOCKHOLDERS’ DEFICIT
Noncontrolling interest	152,338	149,886
Preferred stock, $.01 par value, 150,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share, authorized 750,000,000 shares, issued 49,921,834 and 47,947,123 shares in 2017 and 2016, respectively	499	479
Class B common stock, $.01 par value, 600,000,000 shares authorized, 315,000,000 shares issued and outstanding	3,150	3,150
Additional paid-in capital	3,131,164	3,432,121
Accumulated deficit	(4,221,215)	(4,125,798)
Accumulated other comprehensive loss	(344,361)	(386,658)
Cost of shares (935,812 in 2017 and 633,851 in 2016) held in treasury	(5,745)	(4,106)
Total Stockholders’ Deficit	(1,284,170)	(930,926)
Total Liabilities and Stockholders’ Deficit	$5,580,488	$5,718,828

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$645,089	$669,221	$1,862,134	$1,966,321
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	356,100	362,250	1,034,204	1,066,238
Selling, general and administrative expenses (excludes depreciation and amortization)	128,397	126,164	370,069	388,532
Corporate expenses (excludes depreciation and amortization)	35,333	28,103	105,213	86,000
Depreciation and amortization	81,096	85,780	236,880	258,149
Impairment charges	1,591	7,274	1,591	7,274
Other operating income (expense), net	(11,783)	1,095	28,657	226,485
Operating income	30,789	60,745	142,834	386,613
Interest expense	95,467	93,313	282,730	281,836
Interest income on Due from iHeartCommunications	17,087	12,429	47,277	36,433
Equity in loss of nonconsolidated affiliates	(628)	(727)	(829)	(1,374)
Other income (expense), net	9,164	(6,524)	21,804	(46,198)
Income (loss) before income taxes	(39,055)	(27,390)	(71,644)	93,638
Income tax benefit (expense)	(16,347)	3,619	(12,900)	(37,579)
Consolidated net income (loss)	(55,402)	(23,771)	(84,544)	56,059
Less amount attributable to noncontrolling interest	6,237	7,329	10,873	16,162
Net income (loss) attributable to the Company	$(61,639)	$(31,100)	$(95,417)	$39,897
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	12,950	7,214	43,947	43,584
Unrealized holding loss on marketable securities	(320)	(290)	(218)	(635)
Reclassification adjustments	6,207	—	4,563	32,823
Other adjustments to comprehensive income (loss)	—	193	—	(3,551)
Other comprehensive income	18,837	7,117	48,292	72,221
Comprehensive income (loss)	(42,802)	(23,983)	(47,125)	112,118
Less amount attributable to noncontrolling interest	2,666	575	5,995	(984)
Comprehensive income (loss) attributable to the Company	$(45,468)	$(24,558)	$(53,120)	$113,102
Net income (loss) attributable to the Company per common share:
Basic	$(0.17)	$(0.09)	$(0.26)	$0.11
Weighted average common shares outstanding – Basic	361,302	360,454	361,064	360,202
Diluted	$(0.17)	$(0.09)	$(0.26)	$0.11
Weighted average common shares outstanding – Diluted	361,302	360,454	361,064	361,417

Dividends declared per share	$0.07	$—	$0.85	$1.49

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
(UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Consolidated net income (loss)	$(84,544)	$56,059
Reconciling items:
Impairment charges	1,591	7,274
Depreciation and amortization	236,880	258,149
Deferred taxes	(28,101)	28,575
Provision for doubtful accounts	6,328	8,444
Amortization of deferred financing charges and note discounts, net	7,996	7,907
Share-based compensation	7,153	8,191
Gain on disposal of operating and other assets	(30,295)	(232,026)
Equity in loss of nonconsolidated affiliates	829	1,374
Foreign exchange transaction (gain) loss	(22,266)	46,283
Other reconciling items, net	(4,930)	(968)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(17,826)	49,690
Increase in prepaid expenses and other current assets	(16,177)	(39,653)
Decrease in accrued expenses	(8,810)	(22,053)
Decrease in accounts payable	(4,023)	(26,548)
Increase in accrued interest	6,031	5,057
Increase in deferred income	18,718	8,509
Changes in other operating assets and liabilities	3,515	25,893
Net cash provided by operating activities	$72,069	$190,157
Cash flows from investing activities:
Purchases of property, plant and equipment	(134,868)	(148,005)
Proceeds from disposal of assets	71,034	591,764
Purchases of other operating assets	(2,984)	(1,689)
Change in other, net	(20,289)	(30,349)
Net cash provided by (used for) investing activities	$(87,107)	$411,721
Cash flows from financing activities:
Payments on credit facilities	(909)	(1,728)
Proceeds from long-term debt	156,000	800
Payments on long-term debt	(604)	(1,976)
Net transfers from (to) iHeartCommunications	(165,650)	161,335
Dividends and other payments to noncontrolling interests	(12,027)	(21,046)
Dividends paid	(282,658)	(755,149)
Change in other, net	(6,234)	(1,479)
Net cash used for financing activities	$(312,082)	$(619,243)
Effect of exchange rate changes on cash	7,512	(1,054)
Net decrease in cash and cash equivalents	(319,608)	(18,419)
Cash and cash equivalents at beginning of period	541,995	412,743
Cash and cash equivalents at end of period	$222,387	$394,324
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	270,126	271,833
Cash paid for income taxes	29,771	34,800

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
NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Dispositions
In January 2017, Americas sold its Indianapolis, Indiana market to Fairway Media Group, LLC in exchange for certain assets in Atlanta, Georgia with a fair value of $39.4 million, plus $43.1 million in cash, net of closing costs. The assets acquired as part of the transaction consisted of $9.9 million in fixed assets and $29.5 million in intangible assets (including $2.3 million in goodwill). The Company recognized a net gain of $28.9 million related to the sale, which is included within Other operating income (expense), net.
During the third quarter of 2017, Americas sold its ownership interest in a joint venture in Canada. As a result, the Company recognized a net loss on sale of $12.1 million, including a $6.3 million cumulative translation adjustment, which is included within Other operating income (expense), net.
Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets as of September 30, 2017 and December 31, 2016, respectively:

(In thousands)	September 30, 2017	December 31, 2016

Land, buildings and improvements	$145,531	$152,775
Structures	2,807,023	2,684,673
Furniture and other equipment	175,627	148,516
Construction in progress	70,514	58,585
	3,198,695	3,044,549
Less: accumulated depreciation	1,818,253	1,631,716
Property, plant and equipment, net	$1,380,442	$1,412,833

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The application of the direct valuation method attempts to isolate the income that is attributable to the indefinite-lived intangible asset alone (that is, apart from tangible and identified intangible assets and goodwill). It is based upon modeling a hypothetical “greenfield” build-up to a “normalized” enterprise that, by design, lacks inherent goodwill and whose only other assets have essentially been paid for (or added) as part of the build-up process. The Company forecasts revenue, expenses and cash flows over a ten-year period for each of its markets in its application of the direct valuation method. The Company also calculates a “normalized” residual year which represents the perpetual cash flows of each market. The residual year cash flow was capitalized to arrive at the terminal value of the permits in each market.

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

The Company concluded no impairment of indefinite-lived intangible assets was required for the three and nine months ended September 30, 2017 and 2016, respectively.
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

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of September 30, 2017 and December 31, 2016, respectively:

(In thousands)	September 30, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$587,099	$(469,982)	$563,863	$(426,752)
Permanent easements	162,919	—	159,782	—
Other	4,667	(2,277)	4,536	(1,812)
Total	$754,685	$(472,259)	$728,181	$(428,564)

Total amortization expense related to definite-lived intangible assets for the three months ended September 30, 2017 and 2016 was $7.1 million and $9.3 million, respectively. Total amortization expense related to definite-lived intangible assets for the nine months ended September 30, 2017 and 2016 was $21.2 million and $29.2 million, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)
2018	$19,389
2019	$15,639
2020	$13,356
2021	$13,074
2022	$11,603

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

The Company recognized goodwill impairment of $1.6 million during the three and nine months ended September 30, 2017 related to one market in the Company's International outdoor segment. The Company recognized goodwill impairment of $7.3 million during the three and nine months ended September 30, 2016 related to one market in the Company's International outdoor segment.

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	Americas	International	Consolidated
Balance as of December 31, 2015	$534,683	$223,892	$758,575
Impairment	—	(7,274)	(7,274)
Dispositions	(6,934)	(30,718)	(37,652)
Foreign currency	(1,998)	(5,051)	(7,049)
Assets held for sale	(10,337)	—	(10,337)
Balance as of December 31, 2016	$515,414	$180,849	$696,263
Impairment	—	(1,591)	(1,591)
Acquisitions	2,252	—	2,252
Dispositions	—	(1,817)	(1,817)
Foreign currency	654	17,427	18,081
Assets held for sale	89	—	89
Balance as of September 30, 2017	$518,409	$194,868	$713,277

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – LONG-TERM DEBT

Long-term debt outstanding as of September 30, 2017 and December 31, 2016 consisted of the following:

(In thousands)	September 30, 2017	December 31, 2016

Clear Channel Worldwide Holdings Senior Notes:
6.5% Series A Senior Notes Due 2022	$735,750	$735,750
6.5% Series B Senior Notes Due 2022	1,989,250	1,989,250
Clear Channel Worldwide Holdings Senior Subordinated Notes:
7.625% Series A Senior Subordinated Notes Due 2020	275,000	275,000
7.625% Series B Senior Subordinated Notes Due 2020	1,925,000	1,925,000
Senior Revolving Credit Facility Due 2018(1)	—	—
Clear Channel International B.V. Senior Notes Due 2020	375,000	225,000
Other debt	2,529	14,798
Original issue discount	(123)	(6,738)
Long-term debt fees	(37,543)	(41,069)
Total debt	$5,264,863	$5,116,991
Less: current portion	573	6,971
Total long-term debt	$5,264,290	$5,110,020

(1)
The Senior revolving credit facility provides for borrowings up to $75.0 million (the revolving credit commitment). As of September 30, 2017, we had $72.7 million of letters of credit outstanding, and $2.3 million of availability, under the senior revolving credit facility.

The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.4 billion and $5.2 billion as of September 30, 2017 and December 31, 2016, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 1.
On August 14, 2017, Clear Channel International B.V. (“CCIBV”), an indirect subsidiary of the Company, issued $150.0 million in aggregate principal amount of 8.75% Senior Notes due 2020 (the “New CCIBV Notes”). The New CCIBV Notes were issued as additional notes under the indenture governing CCIBV’s existing 8.75% Senior Notes due 2020 and were issued at a premium, resulting in $156.0 million in proceeds.  The New CCIBV Notes mature on December 15, 2020 and bear interest at a rate of 8.75% per annum, payable semi-annually in arrears on June 15 and December 15 of each year.

Surety Bonds, Letters of Credit and Guarantees
As of September 30, 2017, the Company had $95.4 million and $36.6 million in letters of credit and bank guarantees outstanding, respectively. Bank guarantees and letters of credit of $17.3 million and $23.5 million, respectively, were backed by cash collateral. Additionally, as of September 30, 2017, iHeartCommunications had outstanding commercial standby letters of credit and surety bonds of $12.1 million and $54.3 million, respectively, held on behalf of the Company.  These surety bonds, letters of credit and bank guarantees relate to various operational matters, including insurance, bid and performance bonds, as well as other items.

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
On July 20, 2016, the defendants filed a motion to dismiss plaintiff's verified stockholder derivative complaint for failure to state a claim upon which relief can be granted. On November 23, 2016, the Court granted defendants’ motion to dismiss all claims brought by the plaintiff.  On December 19, 2016, the plaintiff filed a notice of appeal of the ruling. The oral hearing on the appeal was held on October 11, 2017. On October 12, 2017, the Supreme Court of Delaware affirmed the lower court's ruling, dismissing the case.
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
As of September 30, 2017 and December 31, 2016, the asset recorded in “Due from iHeartCommunications” on the consolidated balance sheet was $1,051.3 million and $885.7 million, respectively.  The terms of the "Due from iHeartCommuniations" Note provide that any balance over $1.0 billion accrues at an interest rate equal to the average yield of the nearest dated reference security, capped at 20%. As of September 30, 2017, the balance outstanding on the "Due from iHeartCommunications" exceeded $1.0 billion and therefore the interest rate applied to $1.0 billion of the balance outstanding was 6.5%, which is equal to the fixed interest rate on the CCWH Senior Notes.  The interest rate applied to the remaining balance was 20.0%. The net interest income for the three months ended September 30, 2017 and 2016 was $17.1 million and $12.4 million, respectively, and $47.3 million and $36.4 million for the nine months ended September 30, 2017 and 2016, respectively.
On October 5, 2017, the Company made a demand for repayment of $25.0 million outstanding under the "Due from iHeartCommunications" Note and simultaneously paid a special cash dividend of $25.0 million. On October 31, 2017, the Company made a demand for repayment of $25.0 million outstanding under the "Due from iHeartCommunications" Note and simultaneously paid a special cash dividend of $25.0 million.

In its Quarterly Report on Form 10-Q filed with the SEC on November 8, 2017, iHeartCommunications stated that its forecast of future cash flows indicates that such cash flows would not be sufficient for it to meet its obligations, as they become due in the ordinary course of business for a period of 12 months following November 8, 2017, including interest payments on its outstanding debt and payment of the $365.0 million outstanding under the receivables based credit facility at maturity on December 24, 2017, payment of the $51.5 million principal amount of 10% Senior Notes due January 15, 2018 (after giving effect to certain debt exchanges that occurred after September 30, 2017), the payment of the $175.0 million principal amount of 6.875% Senior Notes due June 15, 2018 and the payment of $24.8 million of contractual AHYDO catch-up payments to be made on the Company’s 14% Senior Notes due 2021 beginning with the interest payment due on August 1, 2018. iHeartCommunications further stated that management has determined that there is substantial doubt as to iHeartCommunications’ ability to continue as a going concern for a period of 12 months following November 8, 2017.
If iHeartCommunications were to become insolvent or file for bankruptcy, the Company would be an unsecured creditor of iHeartCommunications.  In such event, the Company would be treated the same as other unsecured creditors of iHeartCommunications and, if the Company were not entitled to amounts outstanding under the "Due from iHeartCommunications Note", or could not obtain such cash on a timely basis or return cash previously received from iHeartCommunications, the Company could experience a liquidity shortfall.
The Company provides advertising space on its billboards for iHeartMedia, Inc. and for radio stations owned by iHeartMedia, Inc. For the three months ended September 30, 2017 and 2016, the Company recorded $1.7 million and $1.2 million, respectively, and $5.4 million and $2.0 million for the nine months ended September 30, 2017 and 2016, respectively, in revenue for these advertisements.
Under the Corporate Services Agreement between iHeartCommunications and the Company, iHeartCommunications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) certain executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services.  These services are charged to the Company based on actual direct costs incurred or allocated by iHeartCommunications based on headcount, revenue or other factors on a pro rata basis. For the three months ended September 30, 2017 and 2016, the Company recorded $16.7 million and $7.6 million, respectively, and $50.3 million and $26.0 million for the nine months ended September 30, 2017 and 2016, respectively, as a component of corporate expenses for these services. Financial distress at iHeartCommunications could impact its ability to provide these services to us, and if iHeartCommunications was to become insolvent or file a bankruptcy petition, such event could cause significant uncertainties and disrupt our operations and/or adversely affect our rights under the Corporate Services Agreement and the other intercompany agreements.
In February 2017, the Company and its indirect parent company, iHeartMedia, Inc., entered into an agreement related to the potential purchase of the Clear Channel registered trademarks and domain names. The agreements provide that CCOH will pay a

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

license fee to iHeartMedia, Inc. in 2017 based on revenues of entities using the Clear Channel name, pursuant to the Amended and Restated License Agreement, dated November 10, 2005, by and between iHM Identity, Inc. and Outdoor Management Services, Inc. Included within the management services expense recognized in the three and nine months ended September 30, 2017 is an additional expense related to this license of $9.2 million and $26.4 million, respectively.
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

Pursuant to the Employee Matters Agreement, the Company’s employees participate in iHeartCommunications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan.  For the three months ended September 30, 2017 and 2016, the Company recorded $2.3 million and $2.3 million, respectively, and $7.1 million and $7.0 million for the nine months ended September 30, 2017 and 2016, respectively, as a component of selling, general and administrative expenses for these services.
NOTE 6 – INCOME TAXES

Income Tax Benefit (Expense)

The Company’s income tax benefit (expense) for the three and nine months ended September 30, 2017 and 2016, respectively, consisted of the following components:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Current tax benefit (expense)	$(21,094)	$(10,260)	$(41,001)	$(9,004)
Deferred tax benefit (expense)	4,747	13,879	28,101	(28,575)
Income tax benefit (expense)	$(16,347)	$3,619	$(12,900)	$(37,579)

The effective tax rates for the three and nine months ended September 30, 2017 were (41.9)% and (18.0)%. The effective rates were primarily impacted by the mix of earnings within the various jurisdictions in which the Company operates and the benefits and charges from tax amounts associated with its foreign earnings that are taxed at rates different from the federal statutory rate. In addition, we were unable to record benefits on losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future periods.

The effective tax rates for the three and nine months ended September 30, 2016 were 13.2% and 40.1%. The effective rates were primarily impacted by the reversal of the valuation allowance recorded in 2015 against net operating losses in U.S. federal and state jurisdictions due to taxable gains from the dispositions of nine outdoor markets during the period. Additionally, we were unable to benefit from losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future periods.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The following table shows the changes in stockholders’ equity (deficit) attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total, ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances as of January 1, 2017	$(1,080,812)	$149,886	$(930,926)
Net income (loss)	(95,417)	10,873	(84,544)
Dividends declared	(307,492)	—	(307,492)
Payments to noncontrolling interests	—	(12,027)	(12,027)
Share-based compensation	6,529	624	7,153
Disposal of noncontrolling interest	—	(2,438)	(2,438)
Foreign currency translation adjustments	37,952	5,995	43,947
Unrealized holding loss on marketable securities	(218)	—	(218)
Reclassification adjustments	4,563	—	4,563
Other, net	(1,613)	(575)	(2,188)
Balances as of September 30, 2017	$(1,436,508)	$152,338	$(1,284,170)

Balances as of January 1, 2016	$(755,599)	$187,775	$(567,824)
Net income	39,897	16,162	56,059
Dividends declared	(540,034)	—	(540,034)
Dividends and other payments to noncontrolling interests	—	(21,046)	(21,046)
Share-based compensation	8,191	—	8,191
Foreign currency translation adjustments	45,230	(1,646)	43,584
Unrealized holding loss on marketable securities	(635)	—	(635)
Reclassification adjustments	32,161	662	32,823
Other adjustments to comprehensive loss	(3,551)	—	(3,551)
Other, net	(2,028)	1,299	(729)
Balances as of September 30, 2016	$(1,176,368)	$183,206	$(993,162)

The Company has granted restricted stock, restricted stock units and options to purchase shares of its Class A common stock to certain key individuals.
On February 23, 2017, the Company paid a special cash dividend to our stockholders of $282.5 million, using proceeds from the sales of certain non-strategic U.S. markets and of our business in Australia. iHeartCommunications received 89.9%, or approximately $254.0 million, with the remaining 10.1%, or approximately $28.5 million, paid to our public stockholders. The payment of these special dividends reduces the amount of cash available to us for future working capital, capital expenditure, debt service and other funding requirements.
On September 14, 2017, the board of directors of the Company declared a special cash dividend paid on October 5, 2017 to Class A and Class B stockholders of record at the closing of business on October 2, 2017, in an aggregate amount equal to $25.0 million.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

COMPUTATION OF LOSS PER SHARE

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
NUMERATOR:
Net income (loss) attributable to the Company – common shares	$(61,639)	$(31,100)	$(95,417)	$39,897

DENOMINATOR:
Weighted average common shares outstanding - basic	361,302	360,454	361,064	360,202
Stock options and restricted stock(1)	—	—	—	1,215
Weighted average common shares outstanding - diluted	361,302	360,454	361,064	361,417

Net income (loss) attributable to the Company per common share:
Basic	$(0.17)	$(0.09)	$(0.26)	$0.11
Diluted	$(0.17)	$(0.09)	$(0.26)	$0.11

(1)
Outstanding equity awards of 8.3 million and 8.1 million for the three months ended September 30, 2017 and 2016, respectively, 8.3 million and 5.4 million for the nine months ended September 30, 2017 and 2016, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

NOTE 8 — OTHER INFORMATION
Other Comprehensive Income (Loss)
There was no change in deferred income tax liabilities resulting from adjustments to comprehensive loss for the three and nine months ended September 30, 2017. The total increase (decrease) in deferred income tax liabilities of other adjustments to comprehensive loss for the three and nine months ended September 30, 2016 was $0.1 million and $(0.7) million.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the Company's reportable segment results for the three and nine months ended September 30, 2017 and 2016:

(In thousands)	Americas	International	Corporate and other reconciling items	Consolidated
Three Months Ended September 30, 2017
Revenue	$316,587	$328,502	$—	$645,089
Direct operating expenses	141,609	214,491	—	356,100
Selling, general and administrative expenses	54,689	73,708	—	128,397
Corporate expenses	—	—	35,333	35,333
Depreciation and amortization	47,035	32,886	1,175	81,096
Impairment charges	—	—	1,591	1,591
Other operating expense, net	—	—	(11,783)	(11,783)
Operating income (loss)	$73,254	$7,417	$(49,882)	$30,789

Capital expenditures	$5,118	$26,211	$460	$31,789
Share-based compensation expense	$—	$—	$2,894	$2,894

Three Months Ended September 30, 2016
Revenue	$322,997	$346,224	$—	$669,221
Direct operating expenses	142,989	219,261	—	362,250
Selling, general and administrative expenses	54,500	71,664	—	126,164
Corporate expenses	—	—	28,103	28,103
Depreciation and amortization	47,242	37,018	1,520	85,780
Impairment charges	—	—	7,274	7,274
Other operating income, net	—	—	1,095	1,095
Operating income (loss)	$78,266	$18,281	$(35,802)	$60,745

Capital expenditures	$19,114	$30,803	$1,033	$50,950
Share-based compensation expense	$—	$—	$2,742	$2,742

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Americas	International	Corporate and other reconciling items	Consolidated
Nine Months Ended September 30, 2017
Revenue	$919,967	$942,167	$—	$1,862,134
Direct operating expenses	427,181	607,023	—	1,034,204
Selling, general and administrative expenses	165,538	204,531	—	370,069
Corporate expenses	—	—	105,213	105,213
Depreciation and amortization	137,689	95,149	4,042	236,880
Impairment Charges	—	—	1,591	1,591
Other operating income, net	—	—	28,657	28,657
Operating income (loss)	$189,559	$35,464	$(82,189)	$142,834

Capital expenditures	$48,749	$83,851	$2,268	$134,868
Share-based compensation expense	$—	$—	$7,153	$7,153

Nine Months Ended September 30, 2016
Revenue	$931,058	$1,035,263	$—	$1,966,321
Direct operating expenses	421,039	645,199	—	1,066,238
Selling, general and administrative expenses	167,660	220,872	—	388,532
Corporate expenses	—	—	86,000	86,000
Depreciation and amortization	140,883	113,075	4,191	258,149
Impairment charges	—	—	7,274	7,274
Other operating income, net	—	—	226,485	226,485
Operating income	$201,476	$56,117	$129,020	$386,613

Capital expenditures	$47,808	$97,487	$2,710	$148,005
Share-based compensation expense	$—	$—	$8,191	$8,191

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

(In thousands)	September 30, 2017
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$2,359	$—	$13,830	$206,198	$—	$222,387
Accounts receivable, net of allowance	—	—	189,217	443,746	—	632,963
Intercompany receivables	—	726,495	2,862,295	93,497	(3,682,287)	—
Prepaid expenses	318	3,433	61,312	66,743	—	131,806
Other current assets	23,464	—	3,705	34,868	—	62,037
Total Current Assets	26,141	729,928	3,130,359	845,052	(3,682,287)	1,049,193
Structures, net	—	—	690,930	461,136	—	1,152,066
Other property, plant and equipment, net	—	—	125,704	102,672	—	228,376
Indefinite-lived intangibles	—	—	977,152	—	—	977,152
Other intangibles, net	—	—	252,186	30,240	—	282,426
Goodwill	—	—	507,819	205,458	—	713,277
Due from iHeartCommunications	1,051,349	—	—	—	—	1,051,349
Intercompany notes receivable	182,026	4,857,393	12,437	74,107	(5,125,963)	—
Other assets	224,750	431,992	1,312,735	71,635	(1,914,463)	126,649
Total Assets	$1,484,266	$6,019,313	$7,009,322	$1,790,300	$(10,722,713)	$5,580,488

Accounts payable	$—	$—	$13,810	$74,212	$—	$88,022
Intercompany payable	2,862,295	—	819,992	—	(3,682,287)	—
Accrued expenses	23,378	1,711	94,033	413,125	—	532,247
Deferred income	—	—	39,874	50,882	—	90,756
Current portion of long-term debt	—	—	112	461	—	573
Total Current Liabilities	2,885,673	1,711	967,821	538,680	(3,682,287)	711,598
Long-term debt	—	4,892,903	1,850	369,537	—	5,264,290
Intercompany notes payable	—	74,107	5,039,418	12,438	(5,125,963)	—
Deferred tax liability	772	1,367	662,316	(62,568)	—	601,887
Other long-term liabilities	1,019	—	143,119	142,745	—	286,883
Total stockholders' equity (deficit)	(1,403,198)	1,049,225	194,798	789,468	(1,914,463)	(1,284,170)
Total Liabilities and Stockholders' Equity (Deficit)	$1,484,266	$6,019,313	$7,009,322	$1,790,300	$(10,722,713)	$5,580,488

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	December 31, 2016
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$300,285	$—	$61,542	$180,168	$—	$541,995
Accounts receivable, net of allowance	—	—	193,474	399,596	—	593,070
Intercompany receivables	—	687,043	2,694,094	99,431	(3,480,568)	—
Prepaid expenses	1,363	3,433	51,751	55,022	—	111,569
Assets held for sale	—	—	55,602	—	—	55,602
Other current assets	—	—	6,873	32,326	—	39,199
Total Current Assets	301,648	690,476	3,063,336	766,543	(3,480,568)	1,341,435
Structures, net	—	—	746,877	449,799	—	1,196,676
Other property, plant and equipment, net	—	—	124,138	92,019	—	216,157
Indefinite-lived intangibles	—	—	951,439	9,527	—	960,966
Other intangibles, net	—	—	259,915	39,702	—	299,617
Goodwill	—	—	505,478	190,785	—	696,263
Due from iHeartCommunications	885,701	—	—	—	—	885,701
Intercompany notes receivable	182,026	4,887,354	—	—	(5,069,380)	—
Other assets	280,435	418,658	1,320,838	65,589	(1,963,507)	122,013
Total Assets	$1,649,810	$5,996,488	$6,972,021	$1,613,964	$(10,513,455)	$5,718,828

Accounts payable	$—	$—	$14,897	$71,973	$—	$86,870
Intercompany payable	2,694,094	—	786,474	—	(3,480,568)	—
Accrued expenses	2,223	58,652	35,509	384,488	—	480,872
Dividends payable	—					—
Deferred income	—	—	33,471	33,534	—	67,005
Current portion of long-term debt	—	—	89	6,882	—	6,971
Total Current Liabilities	2,696,317	58,652	870,440	496,877	(3,480,568)	641,718
Long-term debt	—	4,886,318	1,711	221,991	—	5,110,020
Intercompany notes payable	—	5,000	5,027,681	36,699	(5,069,380)	—
Deferred tax liability	772	1,367	685,780	(49,214)	—	638,705
Other long-term liabilities	1,055	—	135,094	123,162	—	259,311
Total stockholders' equity (deficit)	(1,048,334)	1,045,151	251,315	784,449	(1,963,507)	(930,926)
Total Liabilities and Stockholders' Equity (Deficit)	$1,649,810	$5,996,488	$6,972,021	$1,613,964	$(10,513,455)	$5,718,828

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Three Months Ended September 30, 2017
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$288,433	$356,656	$—	$645,089
Operating expenses:
Direct operating expenses	—	—	126,536	229,564	—	356,100
Selling, general and administrative expenses	—	—	47,994	80,403	—	128,397
Corporate expenses	3,602	—	22,658	9,073	—	35,333
Depreciation and amortization	—	—	45,180	35,916	—	81,096
Impairment charges	—	—	—	1,591	—	1,591
Other operating income (expense), net	(102)	—	1,876	(13,557)	—	(11,783)
Operating income (loss)	(3,704)	—	47,941	(13,448)	—	30,789
Interest (income) expense, net	(20)	88,232	126	7,129	—	95,467
Interest income on Due from iHeartCommunications	17,087	—	—	—	—	17,087
Intercompany interest income	4,090	85,067	17,316	43	(106,516)	—
Intercompany interest expense	17,087	203	89,200	26	(106,516)	—
Equity in loss of nonconsolidated affiliates	(57,326)	(15,720)	(32,846)	(838)	106,102	(628)
Other income (expense), net	(7,517)	—	9,958	6,723	—	9,164
Loss before income taxes	(64,437)	(19,088)	(46,957)	(14,675)	106,102	(39,055)
Income tax benefit (expense)	2,798	(1,711)	(10,369)	(7,065)	—	(16,347)
Consolidated net loss	(61,639)	(20,799)	(57,326)	(21,740)	106,102	(55,402)
Less amount attributable to noncontrolling interest	—	—	—	6,237	—	6,237
Net loss attributable to the Company	$(61,639)	$(20,799)	$(57,326)	$(27,977)	$106,102	$(61,639)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	712	12,238	—	12,950
Unrealized holding loss on marketable securities	—	—	—	(320)	—	(320)
Reclassification adjustments	—	—	—	6,207	—	6,207
Equity in subsidiary comprehensive income	16,171	7,963	15,459	—	(39,593)	—
Comprehensive loss	(45,468)	(12,836)	(41,155)	(9,852)	66,509	(42,802)
Less amount attributable to noncontrolling interest	—	—	—	2,666	—	2,666
Comprehensive loss attributable to the Company	$(45,468)	$(12,836)	$(41,155)	$(12,518)	$66,509	$(45,468)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Three Months Ended September 30, 2016
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$287,526	$381,695	$—	$669,221
Operating expenses:
Direct operating expenses	—	—	122,893	239,357	—	362,250
Selling, general and administrative expenses	—	—	46,946	79,218	—	126,164
Corporate expenses	3,400	—	13,929	10,774	—	28,103
Depreciation and amortization	—	—	45,525	40,255	—	85,780
Impairment charges	—	—	—	7,274	—	7,274
Other operating income (expense), net	(108)	—	3,319	(2,116)	—	1,095
Operating income (loss)	(3,508)	—	61,552	2,701	—	60,745
Interest (income) expense , net	(236)	88,972	(639)	5,216	—	93,313
Interest income on Due from iHeartCommunications	12,429	—	—	—	—	12,429
Intercompany interest income	4,034	85,410	12,920	—	(102,364)	—
Intercompany interest expense	12,429	—	89,444	491	(102,364)	—
Equity in loss of nonconsolidated affiliates	(31,364)	(27,115)	(30,183)	(833)	88,768	(727)
Other income (expense), net	668	—	(907)	(6,285)	—	(6,524)
Loss before income taxes	(29,934)	(30,677)	(45,423)	(10,124)	88,768	(27,390)
Income tax benefit (expense)	(1,166)	1,168	14,059	(10,442)	—	3,619
Consolidated net loss	(31,100)	(29,509)	(31,364)	(20,566)	88,768	(23,771)
Less amount attributable to noncontrolling interest	—	—	—	7,329	—	7,329
Net loss attributable to the Company	$(31,100)	$(29,509)	$(31,364)	$(27,895)	$88,768	$(31,100)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(5,714)	12,928	—	7,214
Unrealized holding loss on marketable securities	—	—	—	(290)	—	(290)
Other adjustments to comprehensive loss	—	—	(2)	195	—	193
Equity in subsidiary comprehensive income	6,542	9,528	9,276	—	(25,346)	—
Comprehensive loss	(24,558)	(19,981)	(27,804)	(15,062)	63,422	(23,983)
Less amount attributable to noncontrolling interest	—	—	(2,982)	3,557	—	575
Comprehensive loss attributable to the Company	$(24,558)	$(19,981)	$(24,822)	$(18,619)	$63,422	$(24,558)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2017
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$832,419	$1,029,715	$—	$1,862,134
Operating expenses:
Direct operating expenses	—	—	378,078	656,126	—	1,034,204
Selling, general and administrative expenses	—	—	144,183	225,886	—	370,069
Corporate expenses	10,972	—	68,592	25,649	—	105,213
Depreciation and amortization	—	—	132,160	104,720	—	236,880
Impairment charges	—	—	—	1,591	—	1,591
Other operating income (expense), net	(308)	—	35,526	(6,561)	—	28,657
Operating income (loss)	(11,280)	—	144,932	9,182	—	142,834
Interest (income) expense, net	(412)	264,866	(545)	18,821	—	282,730
Interest income on Due from iHeartCommunications	47,277	—	—	—	—	47,277
Intercompany interest income	12,236	255,351	48,104	140	(315,831)	—
Intercompany interest expense	47,277	321	267,727	506	(315,831)	—
Equity in loss of nonconsolidated affiliates	(97,982)	(16,646)	(39,558)	(1,643)	155,000	(829)
Other income, net	2,716	—	8,425	10,663	—	21,804
Loss before income taxes	(93,898)	(26,482)	(105,279)	(985)	155,000	(71,644)
Income tax benefit (expense)	(1,519)	576	7,297	(19,254)	—	(12,900)
Consolidated net loss	(95,417)	(25,906)	(97,982)	(20,239)	155,000	(84,544)
Less amount attributable to noncontrolling interest	—	—	—	10,873	—	10,873
Net loss attributable to the Company	$(95,417)	$(25,906)	$(97,982)	$(31,112)	$155,000	$(95,417)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	806	43,141	—	43,947
Unrealized holding loss on marketable securities	—	—	—	(218)	—	(218)
Reclassification adjustments	—	—	—	4,563	—	4,563
Other adjustments to comprehensive income	—	—	—	—	—	—
Equity in subsidiary comprehensive income	42,297	29,980	41,491	—	(113,768)	—
Comprehensive income (loss)	(53,120)	4,074	(55,685)	16,374	41,232	(47,125)
Less amount attributable to noncontrolling interest	—	—	—	5,995	—	5,995
Comprehensive income (loss) attributable to the Company	$(53,120)	$4,074	$(55,685)	$10,379	$41,232	$(53,120)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2016
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$833,840	$1,132,481	$—	$1,966,321
Operating expenses:
Direct operating expenses	—	—	365,478	700,760	—	1,066,238
Selling, general and administrative expenses	—	—	146,347	242,185	—	388,532
Corporate expenses	9,822	—	44,997	31,181	—	86,000
Depreciation and amortization	—	—	134,763	123,386	—	258,149
Impairment charges	—	—	—	7,274	—	7,274
Other operating income (expense), net	(312)	—	291,168	(64,371)	—	226,485
Operating income (loss)	(10,134)	—	433,423	(36,676)	—	386,613
Interest (income) expense , net	(886)	265,091	557	17,074	—	281,836
Interest income on Due from iHeartCommunications	36,433	—	—	—	—	36,433
Intercompany interest income	12,102	256,289	37,944	—	(306,335)	—
Intercompany interest expense	36,433	—	268,391	1,511	(306,335)	—
Equity in earnings (loss) of nonconsolidated affiliates	36,614	(144,270)	(153,409)	(2,166)	261,857	(1,374)
Other income (expense), net	2,373	—	(1,916)	(46,655)	—	(46,198)
Income (loss) before income taxes	41,841	(153,072)	47,094	(104,082)	261,857	93,638
Income tax benefit (expense)	(1,944)	3,078	(10,480)	(28,233)	—	(37,579)
Consolidated net income (loss)	39,897	(149,994)	36,614	(132,315)	261,857	56,059
Less amount attributable to noncontrolling interest	—	—	—	16,162	—	16,162
Net income (loss) attributable to the Company	$39,897	$(149,994)	$36,614	$(148,477)	$261,857	$39,897
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(8,761)	52,345	—	43,584
Unrealized holding loss on marketable securities	—	—	—	(635)	—	(635)
Reclassification adjustments	—	—	662	32,161	—	32,823
Other adjustments to comprehensive loss	—	—	—	(3,551)	—	(3,551)
Equity in subsidiary comprehensive income	73,205	73,133	79,000	—	(225,338)	—
Comprehensive income (loss)	113,102	(76,861)	107,515	(68,157)	36,519	112,118
Less amount attributable to noncontrolling interest	—	—	(2,304)	1,320	—	(984)
Comprehensive income (loss) attributable to the Company	$113,102	$(76,861)	$109,819	$(69,477)	$36,519	$113,102

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2017
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(95,417)	$(25,906)	$(97,982)	$(20,239)	$155,000	$(84,544)
Reconciling items:
Impairment charges	—	—	—	1,591	—	1,591
Depreciation and amortization	—	—	132,160	104,720	—	236,880
Deferred taxes	—	—	(23,464)	(4,637)	—	(28,101)
Provision for doubtful accounts	—	—	1,508	4,820	—	6,328
Amortization of deferred financing charges and note discounts, net	—	6,585	—	1,411	—	7,996
Share-based compensation	—	—	4,859	2,294	—	7,153
(Gain) loss on disposal of operating assets, net	—	—	(35,601)	5,306	—	(30,295)
Equity in loss of nonconsolidated affiliates	97,982	16,646	39,558	1,643	(155,000)	829
Foreign exchange transaction (gain) loss	—	—	5	(22,271)	—	(22,266)
Other reconciling items, net	—	—	(4,397)	(533)	—	(4,930)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	—	—	2,749	(20,575)	—	(17,826)
(Increase) decrease in prepaids and other current assets	1,045	—	(9,626)	(7,596)	—	(16,177)
Increase (decrease) in accrued expenses	(3,524)	(56,942)	60,128	(8,472)	—	(8,810)
Decrease in accounts payable	—	—	(1,086)	(2,937)	—	(4,023)
Increase (decrease) in accrued interest	—	—	(93)	6,124	—	6,031
Increase in deferred income	—	—	6,352	12,366	—	18,718
Changes in other operating assets and liabilities	—	—	477	3,038	—	3,515
Net cash provided by (used for) operating activities	$86	$(59,617)	$75,547	$56,053	$—	$72,069
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(48,185)	(86,683)	—	(134,868)
Proceeds from disposal of assets	—	—	54,534	16,500	—	71,034
Purchases of other operating assets	—	—	(758)	(2,226)	—	(2,984)
Increase in intercompany notes receivable, net	—	29,962	(6,146)	(74,107)	50,291	—
Dividends from subsidiaries	—	—	22,995	—	(22,995)	—
Change in other, net	(23,464)	—	(4)	3,179	—	(20,289)
Net cash provided by (used for) investing activities	$(23,464)	$29,962	$22,436	$(143,337)	$27,296	$(87,107)
Cash flows from financing activities:
Draws on credit facilities	—	—	—	—	—	—
Payments on credit facilities	—	—	—	(909)	—	(909)
Proceeds from long-term debt	—	—	—	156,000	—	156,000
Payments on long-term debt	—	—	(73)	(531)	—	(604)
Net transfers to iHeartCommunications	(165,650)	—	—	—	—	(165,650)
Dividends and other payments to noncontrolling interests	—	—	—	(12,027)	—	(12,027)
Dividends paid	(282,658)	—	—	(22,995)	22,995	(282,658)
Increase in intercompany notes payable, net	—	69,107	—	(18,816)	(50,291)	—
Intercompany funding	175,186	(39,452)	(145,622)	9,888	—	—
Change in other, net	(1,426)	—	—	(4,808)	—	(6,234)
Net cash provided by (used for) financing activities	(274,548)	29,655	(145,695)	105,802	(27,296)	(312,082)
Effect of exchange rate changes on cash	—	—	—	7,512	—	7,512
Net increase (decrease) in cash and cash equivalents	(297,926)	—	(47,712)	26,030	—	(319,608)
Cash and cash equivalents at beginning of year	300,285	—	61,542	180,168	—	541,995
Cash and cash equivalents at end of year	$2,359	$—	$13,830	$206,198	$—	$222,387

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2016
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$39,897	$(149,994)	$36,614	$(132,315)	$261,857	$56,059
Reconciling items:
Impairment charges	—	—	—	7,274	—	7,274
Depreciation and amortization	—	—	134,763	123,386	—	258,149
Deferred taxes	—	—	34,051	(5,476)	—	28,575
Provision for doubtful accounts	—	—	5,239	3,205	—	8,444
Amortization of deferred financing charges and note discounts, net	—	6,551	—	1,356	—	7,907
Share-based compensation	—	—	4,414	3,777	—	8,191
(Gain) loss on sale of operating and fixed assets	—	—	(292,766)	60,740	—	(232,026)
Equity in (earnings) loss of nonconsolidated affiliates	(36,614)	144,270	153,409	2,166	(261,857)	1,374
Foreign exchange transaction (gain) loss	—	—	(3)	46,286	—	46,283
Other reconciling items, net	—	—	(187)	(781)	—	(968)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	—	—	25,166	24,524	—	49,690
Increase in prepaids and other current assets	(1,511)	—	(25,076)	(13,066)	—	(39,653)
Increase (decrease) in accrued expenses	213	(461)	(31,497)	9,692	—	(22,053)
Decrease in accounts payable	—	—	(4,958)	(21,590)	—	(26,548)
Increase (decrease) in accrued interest	—	—	(612)	5,669	—	5,057
Increase in deferred income	—	—	3,993	4,516	—	8,509
Changes in other operating assets and liabilities	—	—	9,735	16,158	—	25,893
Net cash provided by operating activities	$1,985	$366	$52,285	$135,521	$—	$190,157
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(44,547)	(103,458)	—	(148,005)
Proceeds from disposal of assets	—	—	355,138	236,626	—	591,764
Purchases of other operating assets	—	—	(1,444)	(245)	—	(1,689)
Decrease in intercompany notes receivable, net	—	14,646	—	—	(14,646)	—
Dividends from subsidiaries	—	—	235,467	—	(235,467)	—
Change in other, net	—	(79)	(2)	(30,347)	79	(30,349)
Net cash provided by investing activities	$—	$14,567	$544,612	$102,576	$(250,034)	$411,721
Cash flows from financing activities:
Payments on credit facilities	—	—	—	(1,728)	—	(1,728)
Proceeds from long-term debt	—	—	800	—	—	800
Payments on long-term debt	—	—	(57)	(1,919)	—	(1,976)
Net transfers to iHeartCommunications	161,335	—	—	—	—	161,335
Dividends and other payments from (to) noncontrolling interests	—	—	2,967	(24,013)	—	(21,046)
Dividends paid	(755,148)	—	(914)	(234,554)	235,467	(755,149)
Decrease in intercompany notes payable, net	—	—	(3,613)	(11,033)	14,646	—
Intercompany funding	559,473	(14,933)	(559,433)	14,893	—	—
Change in other, net	(1,280)	—	—	(120)	(79)	(1,479)
Net cash used for financing activities	(35,620)	(14,933)	(560,250)	(258,474)	250,034	(619,243)
Effect of exchange rate changes on cash	—	—	—	(1,054)	—	(1,054)
Net increase (decrease) in cash and cash equivalents	(33,635)	—	36,647	(21,431)	—	(18,419)
Cash and cash equivalents at beginning of year	218,701	—	18,455	175,587	—	412,743
Cash and cash equivalents at end of year	$185,066	$—	$55,102	$154,156	$—	$394,324

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

Executive Summary
The key developments that impacted our business during the three months ended September 30, 2017 are summarized below:

•
Consolidated revenue decreased $24.1 million during the three months ended September 30, 2017 compared to the same period of 2016. Excluding a $10.2 million impact from movements in foreign exchange rates, consolidated revenue decreased $34.3 million during the three months ended September 30, 2017 compared to the same period of 2016, primarily due to the sales of certain outdoor businesses, which generated revenue of $2.6 million and $41.9 million for three months ended September 30, 2017 and 2016.

•	During the third quarter of 2017, Americas sold its ownership interest in a joint venture in Canada. As a result, the Company recognized a net loss on sale of $12.1 million.

•
On August 14, 2017, Clear Channel International B.V. ("CCIBV"), our indirect subsidiary, issued $150.0 million in aggregate principal amount of 8.75% Senior Notes due 2020 (the "New CCIBV Notes") , as additional notes under the indenture governing CCIBV's existing 8.75% Senior Notes due 2020.

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

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of our historical results of operations for the three and nine months ended September 30, 2017 to the three and nine months ended September 30, 2016 is as follows:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2017	2016	Change	2017	2016	Change
Revenue	$645,089	$669,221	(3.6)%	$1,862,134	$1,966,321	(5.3)%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	356,100	362,250	(1.7)%	1,034,204	1,066,238	(3.0)%
Selling, general and administrative expenses (excludes depreciation and amortization)	128,397	126,164	1.8%	370,069	388,532	(4.8)%
Corporate expenses (excludes depreciation and amortization)	35,333	28,103	25.7%	105,213	86,000	22.3%
Depreciation and amortization	81,096	85,780	(5.5)%	236,880	258,149	(8.2)%
Impairment charges	1,591	7,274	(78.1)%	1,591	7,274	(78.1)%
Other operating income (expense), net	(11,783)	1,095		28,657	226,485
Operating income	30,789	60,745	(49.3)%	142,834	386,613	(63.1)%
Interest expense	95,467	93,313		282,730	281,836
Interest income on Due from iHeartCommunications	17,087	12,429		47,277	36,433
Equity in loss of nonconsolidated affiliates	(628)	(727)		(829)	(1,374)
Other income (expense), net	9,164	(6,524)		21,804	(46,198)
Income (loss) before income taxes	(39,055)	(27,390)		(71,644)	93,638
Income tax benefit (expense)	(16,347)	3,619		(12,900)	(37,579)
Consolidated net income (loss)	(55,402)	(23,771)		(84,544)	56,059
Less amount attributable to noncontrolling interest	6,237	7,329		10,873	16,162
Net income (loss) attributable to the Company	$(61,639)	$(31,100)		$(95,417)	$39,897

Consolidated Revenue
Consolidated revenue decreased $24.1 million during the three months ended September 30, 2017 compared to the same period of 2016. Excluding a $10.2 million impact from movements in foreign exchange rates, consolidated revenue decreased $34.3 million during the three months ended September 30, 2017 compared to the same period of 2016. The decrease in consolidated revenue is primarily due to the sales of our businesses in Canada in 2017 and Australia in 2016, which generated revenue of $2.6 million and $41.9 million in the three months ended September 30, 2017 and 2016, respectively.
Consolidated revenue decreased $104.2 million during the nine months ended September 30, 2017 compared to the same period of 2016. Excluding an $18.1 million impact from movements in foreign exchange rates, consolidated revenue decreased $86.1 million during the nine months ended September 30, 2017 compared to the same period of 2016. The decrease in consolidated revenue is primarily due to the sales of our businesses in Canada in 2017 and Australia and Turkey in 2016, which generated revenue of $13.7 million and $131.2 million in the nine months ended September 30, 2017 and 2016, respectively.
Consolidated Direct Operating Expenses
Consolidated direct operating expenses decreased $6.2 million during the three months ended September 30, 2017 compared to the same period of 2016. Excluding a $7.2 million impact from movements in foreign exchange rates, consolidated direct operating expenses decreased $13.4 million during the three months ended September 30, 2017 compared to the same period of 2016. Lower direct operating expenses was primarily due to the sales of our business in Australia in 2016 and Canada in 2017.

Consolidated direct operating expenses decreased $32.0 million during the nine months ended September 30, 2017 compared to the same period of 2016. Excluding an $11.3 million impact from movements in foreign exchange rates, consolidated direct operating expenses decreased $20.7 million during the nine months ended September 30, 2017 compared to the same period of 2016. Lower direct operating expenses was primarily due to the sales of our businesses in Australia and Turkey in 2016 and Canada in 2017.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $2.2 million during the three months ended September 30, 2017 compared to the same period of 2016. Excluding a $2.6 million impact from movements in foreign exchange rates, consolidated SG&A expenses decreased $0.4 million during the three months ended September 30, 2017 compared to the same period of 2016. SG&A expenses were lower primarily due to the sales of our business in Australia in 2016 and Canada in 2017.
Consolidated SG&A expenses decreased $18.5 million during the nine months ended September 30, 2017 compared to the same period of 2016. Excluding a $3.0 million impact from movements in foreign exchange rates, consolidated SG&A expenses decreased $15.5 million during the nine months ended September 30, 2017 compared to the same period of 2016. SG&A expenses were lower primarily due to the sales of our businesses in Australia and Turkey in 2016 and Canada in 2017.
Corporate Expenses
Corporate expenses increased $7.2 million during the three months ended September 30, 2017 compared to the same period of 2016 primarily due to the $9.2 million trademark license fee paid to iHeartMedia, Inc. (see Note 5 to our Consolidated Financial Statements located in Part I of this Quarterly Report on Form 10-Q).
Corporate expenses increased $19.2 million during the nine months ended September 30, 2017 compared to the same period of 2016. Excluding the $1.9 million impact from movements in foreign exchange rates, corporate expenses increased $21.1 million during the nine months ended September 30, 2017 compared to the same period of 2016 primarily due to the $26.4 million trademark license fee paid to iHeartMedia, Inc. (see Note 5 to our Consolidated Financial Statements located in Part I of this Quarterly Report on Form 10-Q). The increase in Corporate expenses is partially offset by a decrease in executive and share-based compensation expense.
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
Strategic revenue and efficiency costs were $2.6 million during the three months ended September 30, 2017. Of these costs, $0.5 million was incurred by our Americas segment and $2.0 million was incurred by our International segment and $0.1 million was incurred by Corporate. Of these expenses, $0.2 million are reported within direct operating expenses, $2.3 million are reported within SG&A and $0.1 million are reported within corporate expenses.
Strategic revenue and efficiency costs were $3.3 million during the three months ended September 30, 2016. Of these costs, $0.3 million was incurred by our Americas segment, $2.1 million was incurred by our International segment and $0.9 million was incurred by Corporate. Of these expenses, $0.4 million are reported within direct operating expenses, $2.0 million are reported within SG&A and $0.9 million are reported within corporate expenses.
Strategic revenue and efficiency costs were $7.9 million during the nine months ended September 30, 2017. Of these costs, $1.5 million was incurred by our Americas segment, $6.0 million was incurred by our International segment, and $0.4 million was incurred by Corporate. Of these expenses, $1.4 million are reported within direct operating expenses, $6.1 million are reported within SG&A and $0.4 million are reported within corporate expenses.
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

Depreciation and Amortization
Depreciation and amortization decreased $4.7 million during the three months ended September 30, 2017 compared to the same period in 2016, primarily due to assets becoming fully depreciated or fully amortized and the sale of our businesses in Australia and Turkey in 2016.
Depreciation and amortization decreased $21.3 million during the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to assets becoming fully depreciated or fully amortized and the sale of nine non-strategic U.S. markets and our businesses in Australia and Turkey in 2016.
Other operating income (expense), net
Other operating expense, net was $11.8 million and other operating income, net was $28.7 million for the three and nine months ended September 30, 2017, respectively, primarily due to the $12.1 million loss on the sale in the third quarter 2017 of our Canada market, the sale in the first quarter of 2017 of the Americas' Indianapolis market for certain assets in Atlanta, Georgia, plus $43.1 million in cash, net of closing costs, resulting in a net gain of $28.9 million and the $6.8 million gain recognized on the sale of our ownership interest in a joint venture in Belgium during the second quarter of 2017.
Other operating income, net was $1.1 million and $226.5 million for the three and nine months ended September 30, 2016, respectively, which primarily related to the sale of nine non-strategic outdoor markets at the beginning of 2016.
Interest Expense
Interest expense increased $2.2 million during the three months ended September 30, 2017 and increased $0.9 million during the nine months ended September 30, 2017 compared to the same periods of 2016.

Interest Income on Due from iHeartCommunications
Interest income increased $4.7 million and $10.8 million during the three and nine months ended September 30, 2017, respectively, compared to the same periods of 2016 due to a higher average outstanding balance on, and a higher interest rate on a portion of, the Due from iHeartCommunications Note.

Other income (expense), net
Other income, net of $9.2 million and $21.8 million recognized in the three and nine months ended September 30, 2017 related primarily to net foreign exchange gains recognized in connection with intercompany notes denominated in foreign currencies.

Other expense, net of $6.5 million and $46.2 million recognized in the three and nine months ended September 30, 2016 related primarily to net foreign exchange losses recognized in connection with intercompany notes denominated in foreign currencies, particularly euro denominated notes payable by one of our United Kingdom subsidiaries.

Income tax expense
Our operations are included in a consolidated income tax return filed by iHeartMedia.  However, for our financial statements, our provision for income taxes was computed as if we file separate consolidated federal income tax returns with our subsidiaries.

The effective tax rates for the three and nine months ended September 30, 2017 were (41.9)% and (18.0)%, respectively. The effective rates were primarily impacted by the mix of earnings within the various jurisdictions in which the Company operates and the benefits and charges from tax amounts associated with its foreign earnings that are taxed at rates different from the federal statutory rate. In addition, we were unable to record benefits on losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future periods.

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

Americas Outdoor Advertising Results of Operations

Our Americas outdoor operating results were as follows:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2017	2016	Change	2017	2016	Change
Revenue	$316,587	$322,997	(2.0)%	$919,967	$931,058	(1.2)%
Direct operating expenses	141,609	142,989	(1.0)%	427,181	421,039	1.5%
SG&A expenses	54,689	54,500	0.3%	165,538	167,660	(1.3)%
Depreciation and amortization	47,035	47,242	(0.4)%	137,689	140,883	(2.3)%
Operating income	$73,254	$78,266	(6.4)%	$189,559	$201,476	(5.9)%

Three Months
Americas revenue decreased $6.4 million during the three months ended September 30, 2017 compared to the same period of 2016. Excluding the $0.9 million impact from movements in foreign exchange rates, Americas revenue decreased $7.3 million during the three months ended September 30, 2017 compared to the same period of 2016. The decrease in revenue is primarily due to a $4.2 million decrease in revenue resulting from the sale of our Canadian outdoor business, higher revenue in the prior year period due to the 2016 Olympics in Brazil and the exchange of outdoor markets in the first quarter of 2017. This was partially offset by increased digital revenue from new and existing airport contracts.

Americas direct operating expenses decreased $1.4 million during the three months ended September 30, 2017 compared to the same period of 2016. Excluding the $0.5 million impact from movements in foreign exchange rates, Americas direct operating expenses decreased $1.9 million during the three months ended September 30, 2017 compared to the same period of 2016. The decrease was driven by a $3.6 million decrease in direct operating expenses resulting from the sale of our Canadian outdoor market and lower variable expenses due to the 2016 Olympics in Brazil, partially offset by higher fixed site lease expenses. Americas SG&A expenses increased $0.2 million during the three months ended September 30, 2017 compared to the same period of 2016. Excluding the $0.2 million impact from movements in foreign exchange rates, Americas SG&A expenses were flat during the three months ended September 30, 2017 compared to the same period of 2016.

Nine Months
Americas outdoor revenue decreased $11.1 million during the nine months ended September 30, 2017 compared to the same period of 2016. Excluding the $2.7 million impact from movements in foreign exchange rates, Americas outdoor revenue decreased $13.8 million during the nine months ended September 30, 2017 compared to the same period of 2016. The decrease in revenue was primarily due to a decrease in print display revenues, as well as the $10.9 million impact resulting from the sales of non-strategic outdoor markets in the first quarter of 2016 and the sale of our Canadian business in the third quarter of 2017, and the exchange of outdoor markets in the first quarter of 2017. This was partially offset by increased digital revenues from new and existing airport contracts and deployments of new digital billboards.
Americas outdoor direct operating expenses increased $6.1 million during the nine months ended September 30, 2017 compared to the same period of 2016. Excluding the $1.5 million impact from movements in foreign exchange rates, Americas outdoor direct operating expenses increased $4.6 million during the nine months ended September 30, 2017 compared to the same period of 2016. The increase in direct operating expenses was driven by higher site lease expenses related to new and existing airport contracts and print displays, and the impact of a $2.9 million early termination lease payment received in 2016, partially offset by lower expense due to the $8.7 million impact resulting from the sales of non-strategic outdoor markets in the first quarter of 2016 and the sale of our Canadian business in the third quarter of 2017, and the exchange of outdoor markets in the first quarter of 2017. Americas outdoor SG&A expenses decreased $2.1 million during the nine months ended September 30, 2017 compared to the same period of 2016. Excluding the $0.9 million impact from movements in foreign exchange rates, Americas outdoor SG&A expenses decreased $3.0 million during the nine months ended September 30, 2017 compared to the same period of 2016. The decrease in SG&A expenses was primarily due to lower bad debt expense and the $1.2 million impact resulting from the sales of non-strategic outdoor markets in the first quarter of 2016 and the sale of our Canadian business in the third quarter of 2017, and the exchange of outdoor markets in the first quarter of 2017.

International Outdoor Advertising Results of Operations

Our International operating results were as follows:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2017	2016	Change	2017	2016	Change
Revenue	$328,502	$346,224	(5.1)%	$942,167	$1,035,263	(9.0)%
Direct operating expenses	214,491	219,261	(2.2)%	607,023	645,199	(5.9)%
SG&A expenses	73,708	71,664	2.9%	204,531	220,872	(7.4)%
Depreciation and amortization	32,886	37,018	(11.2)%	95,149	113,075	(15.9)%
Operating income	$7,417	$18,281	(59.4)%	$35,464	$56,117	(36.8)%

Three Months
International revenue decreased $17.7 million during the three months ended September 30, 2017 compared to the same period of 2016. Excluding the $9.3 million impact from movements in foreign exchange rates, International revenue decreased $27.0 million during the three months ended September 30, 2017 compared to the same period of 2016. The decrease in revenue is due to a $35.2 million decrease in revenue resulting from the sale of our business in Australia in 2016. This was partially offset by growth across other markets including China, Spain, Switzerland and the United Kingdom, primarily from new contracts and digital expansion.

International direct operating expenses decreased $4.8 million during the three months ended September 30, 2017 compared to the same period of 2016. Excluding the $6.8 million impact from movements in foreign exchange rates, International direct operating expenses decreased $11.6 million during the three months ended September 30, 2017 compared to the same period of 2016. The decrease was driven by a $20.1 million decrease in direct operating expenses resulting from the 2016 sale of our business in Australia, partially offset by higher site lease expense in certain countries experiencing revenue growth. International SG&A expenses increased $2.0 million during the three months ended September 30, 2017 compared to the same period of 2016. Excluding the $2.4 million impact from movements in foreign exchange rates, International SG&A expenses decreased $0.4 million during the three months ended September 30, 2017 compared to the same period of 2016. The decrease in SG&A expenses was primarily due to a $6.8 million decrease resulting from the sale of our business in Australia, partially offset by increases in bad debt expense primarily related to two specific accounts and employee-related expenses.
Nine Months
International revenue decreased $93.1 million during the nine months ended September 30, 2017 compared to the same period of 2016. Excluding the $20.8 million impact from movements in foreign exchange rates, International revenue decreased $72.3 million during the nine months ended September 30, 2017 compared to the same period of 2016. The decrease in revenue is due to a $106.5 million decrease in revenue resulting from the sale of our businesses in Australia and Turkey in 2016. This was partially offset by growth across other markets including Spain, the United Kingdom, Switzerland and China, primarily from new contracts and digital expansion.
International direct operating expenses decreased $38.2 million during the nine months ended September 30, 2017 compared to the same period of 2016. Excluding the $12.8 million impact from movements in foreign exchange rates, International direct operating expenses decreased $25.4 million during the nine months ended September 30, 2017 compared to the same period of 2016. The decrease was driven by a $64.5 million decrease in direct operating expenses resulting from the 2016 sales of our businesses in Australia and Turkey, partially offset by higher site lease and production expenses in countries experiencing revenue growth. International SG&A expenses decreased $16.3 million during the nine months ended September 30, 2017 compared to the same period of 2016. Excluding the $3.8 million impact from movements in foreign exchange rates, International SG&A expenses decreased $12.5 million during the nine months ended September 30, 2017 compared to the same period of 2016. The decrease in SG&A expenses was primarily due to a $20.6 million decrease resulting from the sale of our businesses in Australia and Turkey, partially offset by higher bad debt expense and higher spending related to growth in certain countries, as well as higher spending on strategic efficiency initiatives.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Americas advertising	$73,254	$78,266	$189,559	201,476
International advertising	7,417	18,281	35,464	56,117
Other operating income (loss), net	(11,783)	1,095	28,657	226,485
Impairment charges	(1,591)	(7,274)	(1,591)	(7,274)
Corporate and other (1)	(36,508)	(29,623)	(109,255)	(90,191)
Consolidated operating income	$30,789	$60,745	$142,834	$386,613

(1)	Corporate and other includes expenses related to Americas and International as well as overall executive, administrative and support functions.

Share-Based Compensation Expense
We have granted restricted stock, restricted stock units and options to purchase shares of our Class A common stock to certain key individuals under our equity incentive plans. Certain employees receive equity awards pursuant to our equity incentive plans.  As of September 30, 2017, there was $15.0 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately 2.8 years.

Share-based compensation expenses are recorded in corporate expenses and were $2.9 million and $2.7 million for the three months ended September 30, 2017 and 2016, respectively, and $7.2 million and $8.2 million for the nine months ended September 30, 2017 and 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following discussion highlights cash flow activities during the nine months ended September 30, 2017 and 2016:

(In thousands)	Nine Months Ended September 30,
	2017	2016
Cash provided by (used for):
Operating activities	$72,069	$190,157
Investing activities	$(87,107)	$411,721
Financing activities	$(312,082)	$(619,243)

Operating Activities
Cash provided by operating activities was $72.1 million during the nine months ended September 30, 2017 compared to $190.2 million of cash provided by operating activities during the nine months ended September 30, 2016.  The decrease in cash provided by operating activities is primarily attributed to lower operating income as well as changes in working capital balances, particularly accounts receivable, which were affected by slower collections. Cash paid for interest for the nine months ended September 30, 2017 and September 30, 2016 was $270.1 million and $271.8 million, respectively.
Investing Activities
Cash used for investing activities of $87.1 million during the nine months ended September 30, 2017 primarily reflected our capital expenditures of $134.9 million, partially offset by net cash proceeds from the disposal of assets including proceeds of $43.1 million from the sale of our Indianapolis market and Canadian business. We spent $48.7 million in our Americas segment primarily related to the construction of new advertising structures, such as digital boards, $83.9 million in our International segment primarily related to street furniture and transit advertising structures, including digital displays, and $2.3 million in Corporate primarily related to equipment and software purchases.

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
Financing Activities
Cash used for financing activities of $312.1 million during the nine months ended September 30, 2017 primarily reflected cash dividends paid of $282.7 million and net transfers of $165.7 million in cash to iHeartCommunications, which represents the activity in the “Due from iHeartCommunications” account, partially offset by proceeds from the issuance by CCIBV of $150.0 million of 8.75% Senior Notes due 2020, which were issued at a premium, resulting in $156.0 million in proceeds.

Cash used for financing activities of $619.2 million during the nine months ended September 30, 2016 primarily reflected two cash dividends paid in the aggregate amount of $755.1 million, partially offset by net transfers of $161.3 million in cash from iHeartCommunications, which represents the activity in the “Due from iHeartCommunications” account.

Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, cash flow from operations, the Due from iHeartCommunications Note and our senior revolving credit facility, and, to the extent we use cash to support iHeartCommunications’ liquidity needs in the future, cash from liquidity-generating transactions.  As of September 30, 2017, we had $222.4 million of cash on our balance sheet, including $206.1 million of cash held outside the U.S. by our subsidiaries, a portion of which is held by non-wholly owned subsidiaries or is otherwise subject to certain restrictions and not readily accessible to us.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States, except that excess cash from our foreign operations may be transferred to our operations in the United States if needed to fund operations in the United States, subject to the foreseeable cash needs of our foreign operations and the mutual agreement of us and iHeartCommunications.  If any excess cash held by our foreign subsidiaries is needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant deficits, as calculated for tax law purposes, in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.
Our primary uses of liquidity are for our working capital, capital expenditure, debt service, special dividend and other funding requirements.  Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations, repayment of amounts outstanding under the Due from iHeartCommunications Note and borrowing capacity under our senior revolving credit facility will enable us to meet our working capital, capital expenditure, debt service, special dividend and other funding requirements, including the debt service on the CCWH Senior Notes, the CCWH Subordinated Notes and the CCIBV Senior Notes, for at least the next 12 months.  We believe our long-term plans, which include promoting outdoor media spending, capitalizing on our diverse geographic and product opportunities and the continued deployment of digital displays, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements long term.  However, our anticipated results are subject to significant uncertainty. Our ability to fund our working capital, capital expenditures, debt service, special dividend and other obligations depends on our future operating performance and cash from operations.  If our future operating performance does not meet our expectations or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing.  We may not be able to secure any such additional financing on terms favorable to us or at all.

During the fourth quarter of 2016, we sold our business in Australia for cash proceeds of $195.7 million, net of cash retained by the purchaser and closing costs. In January 2017, we sold our Indianapolis, Indiana outdoor market in exchange for certain assets in Atlanta, Georgia, plus approximately $43.1 million in cash, net of closing costs. On February 23, 2017, we paid a special cash dividend to our stockholders of $282.5 million using proceeds from the sales of certain non-strategic U.S. markets and of our business in Australia. iHeartCommunications received 89.9% or approximately $254.0 million, of the dividend, with the remaining 10.1%, or approximately $28.5 million, paid to our public stockholders. On October 5, 2017, we made a demand for repayment of $25.0 million outstanding under the Due from iHeartCommunications Note and simultaneously paid a special cash dividend of $25.0 million. iHeartCommunications received approximately 89.5%, or approximately $22.4 million, of the proceeds of the dividend through its wholly-owned subsidiaries, with the remaining approximately 10.5%, or approximately $2.6 million, of the proceeds of the dividend paid to our public stockholders. On October 31, 2017, we made a demand for repayment of $25.0 million outstanding under the Due from iHeartCommunications Note and simultaneously paid a special cash dividend of $25.0 million. iHeartCommunications received approximately 89.5%, or approximately $22.4 million, of the proceeds of the dividend through its wholly-owned subsidiaries, with the remaining approximately 10.5%, or approximately $2.6 million, of the proceeds of the dividend paid to our public stockholders. The payment of these special dividends reduces the amount of cash available to us for future working capital, capital expenditure, debt service and other funding requirements. Future special cash dividends will be dependent upon, among other things, our having sufficient available cash.
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
As our controlling stockholder, iHeartCommunications may request and may exert pressure on us to engage in transactions for the purpose of supporting its liquidity needs, such as financings or asset sales, which may negatively affect our business operations or our capital structure.  In its Quarterly Report on Form 10-Q filed with the SEC on November 8, 2017, iHeartCommunications stated that if it is unable to refinance its receivables based credit facility, the 10% Senior Notes due January 15, 2018, and/or the 6.875% Senior Notes due June 15, 2018 and take other steps to create additional liquidity, forecasted cash flows are not sufficient to enable it to meet its obligations, including upcoming interest payments and maturities, as they become due in the ordinary course of business for a period of 12 months following November 8, 2017. iHeartCommunications further stated that management has determined that there is substantial doubt as to iHeartCommunications’ ability to continue as a going concern for a period of 12 months following November 8, 2017.
iHeartCommunications provides the day-to-day cash management services for our cash activities and balances in the U.S. We do not have any material committed external sources of capital other than iHeartCommunications, and iHeartCommunications is not required to provide us with funds to finance our working capital or other cash requirements. We have no access to the cash transferred from us to iHeartCommunications under the cash management arrangement other than our right to demand payment by iHeartCommunications of the amounts owed to us under the Due from iHeartCommunications Note. As of September 30, 2017, iHeartCommunications had $286.4 million recorded as “Cash and cash equivalents” on its consolidated balance sheets, of which $222.4 million was held by us and our subsidiaries, and we had $1,051.3 million due to us from iHeartCommunications under the Due from iHeartCommunications Note.  Financial distress at iHeartCommunications could result in its inability to repay amounts due to us under the Due from iHeartCommunications Note when demanded or at maturity on December 15, 2017, and could also have the effect of increasing our borrowing costs or impairing our access to capital markets. If iHeartCommunications were to become insolvent or file for bankruptcy, we would be an unsecured creditor of iHeartCommunications.  In that event, we would be treated the same as other unsecured creditors of iHeartCommunications and, if we were not repaid or otherwise entitled to amounts outstanding or previously paid under the Due from iHeartCommunications Note, or could not obtain cash previously transferred to iHeartCommunications on a timely basis or retain cash previously received from iHeartCommunications, we could experience a liquidity shortfall.
We were in compliance with the covenants contained in our material financing agreements as of September 30, 2017.  Our ability to comply with the maintenance covenant in our senior secured credit facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions.
On August 14, 2017, CCIBV, our indirect subsidiary, issued $150,000,000.0 million in aggregate principal amount of 8.75% Senior Notes due 2020 (the “New CCIBV Notes”). The New CCIBV Notes were issued as additional notes under the indenture governing CCIBV’s existing 8.75% Senior Notes due 2020 and were issued at a premium, resulting in $156.0 million in proceeds.  The New CCIBV Notes mature on December 15, 2020 and bear interest at a rate of 8.75% per annum, payable semi-annually in arrears on June 15 and December 15 of each year.

In its Quarterly Report on Form 10-Q filed with the SEC on November 8, 2017, iHeartCommunications stated that it was in compliance with the covenants contained in its material financing agreements as of September 30, 2017, other than a payment default on notes held by a subsidiary of iHeartCommunications that has informed iHeartCommunications it does not currently intend to collect the principal amount due or exercise or request enforcement of any remedy with respect to the payment default under the applicable indenture.  iHeartCommunications stated that this payment default is below the $100.0 million cross-default threshold in iHeartCommunications' debt documents. iHeartCommunications similarly stated in its Quarterly Report that its future results are subject to significant uncertainty and there can be no assurance it will be able to maintain compliance with these covenants.  iHeartCommunications stated in its Quarterly Report that these covenants include a requirement in its senior secured credit facilities that it receive an opinion from its auditors in connection with its year-end audit that is not subject to a "going concern" or like qualification or exception. Moreover, iHeartCommunications stated in its Quarterly Report that its ability to comply with the covenants in its material financing agreements may be affected by events beyond its control, including the uncertainties described under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Anticipated Cash Requirements" in its Quarterly Report and prevailing economic, financial and industry conditions.  As discussed therein, the breach of any covenants set forth in iHeartCommunications’ financing agreements would result in a default thereunder, and an event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be immediately due and payable. In addition, iHeartCommunications stated in its Quarterly Report that if iHeartCommunications is unable to repay its obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility.  Finally, iHeartCommunications stated in its Quarterly Report that a default or acceleration under any of its material financing agreements could cause a default under other obligations that are subject to cross-default and cross-acceleration provisions.
Sources of Capital
As of September 30, 2017 and December 31, 2016, we had the following debt outstanding, cash and cash equivalents and amounts due from iHeartCommunications:

(In millions)	September 30, 2017	December 31, 2016
Clear Channel Worldwide Holdings Senior Notes due 2022	$2,725.0	$2,725.0
Clear Channel Worldwide Holdings Senior Subordinated Notes due 2020	2,200.0	2,200.0
Senior Revolving Credit Facility due 2018(1)	—	—
Clear Channel International B.V. Senior Notes due 2020	375.0	225.0
Other debt	2.5	14.8
Original issue discount	(0.1)	(6.7)
Long-term debt fees	(37.5)	(41.1)
Total debt	5,264.9	5,117.0
Less: Cash and cash equivalents	222.4	542.0
Less: Due from iHeartCommunications	1,051.3	885.7
	$3,991.2	$3,689.3
 (1) The senior revolving credit facility provides for borrowings up to $75.0 million (the revolving credit commitment). As of September 30, 2017, we had $72.7 million of letters of credit outstanding, and $2.3 million of availability, under the senior revolving credit facility.
We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities.  Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Promissory Notes with iHeartCommunications
We maintain accounts that represent net amounts due to or from iHeartCommunications, which are recorded as “Due from iHeartCommunications” on our consolidated balance sheets.  The accounts represent our revolving promissory note issued by us to iHeartCommunications and the revolving promissory note issued by iHeartCommunications to us, in each case in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances.  The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand or when they mature on December 15, 2017.  Included in the accounts are the net activities resulting from day-to-day cash management services provided by iHeartCommunications.  Such day-to-day cash management services relate only to our cash activities and balances in the U.S. and exclude any cash activities and balances of our non-U.S. subsidiaries.  As of September 30, 2017 and December 31, 2016, the asset recorded in “Due from iHeartCommunications” on our consolidated balance sheet was $1,051.3 million and $885.7 million, respectively.  As of September 30, 2017, we had no borrowings under the revolving promissory note to iHeartCommunications.

In accordance with the terms of the settlement for the derivative litigation filed by our stockholders regarding the Due from iHeartCommunications Note, as previously disclosed, we established a committee of our board of directors, consisting of our independent and disinterested directors, for the specific purpose of monitoring the Due from iHeartCommunications Note.  This committee has the non-exclusive authority to demand payments under the Due from iHeartCommunications Note under certain specified circumstances tied to iHeartCommunications’ liquidity or the amount outstanding under the Due from iHeartCommunications Note, as long as our board of directors declares a simultaneous dividend equal to the amount so demanded.  The committee last made a demand under the Due from iHeartCommunications Note on August 11, 2014.  As of November 8, 2017, the committee has the right pursuant to the terms of the settlement of the derivative litigation filed by our stockholders regarding the Due from iHeartCommunications Note but not the obligation, to make a demand on the Due from iHeartCommunications Note. If future demands are made in accordance with the terms of the committee charter or if our board of directors makes a demand, we will declare a simultaneous dividend equal to the amount so demanded, which would further reduce the amount of the “Due from iHeartCommunications” asset that is available to us as a source of liquidity for ongoing working capital, capital expenditure, debt service and other funding requirements.
The net interest income for the three months ended September 30, 2017 and 2016 was $17.1 million and $12.4 million, respectively, and $47.3 million and $36.4 million for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, the fixed interest rate on $1.0 billion of the “Due from iHeartCommunications” account was 6.5%, which is equal to the fixed interest rate on the CCWH Senior Notes, and the interest rate on the remaining balance was 20.0%. If the outstanding balance on the Due from iHeartCommunications Note exceeds $1.0 billion and under certain other circumstances tied to iHeartCommunications’ liquidity, the rate will be variable but will in no event be less than 6.5% nor greater than 20%.
If we are unable to obtain financing from iHeartCommunications under the revolving promissory note issued by us to iHeartCommunications or pursuant to repayment of the Due from iHeartCommunications Note to us, we may need to obtain additional financing from banks or other lenders, or through public offerings or private placements of debt or equity, strategic relationships or other arrangements at some future date.  We may be unable to successfully obtain additional debt or equity financing on satisfactory terms or at all.
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
 Clear Channel Worldwide Holdings Senior Notes
As of September 30, 2017, CCWH senior notes represented $2.7 billion aggregate principal amount of indebtedness outstanding, which consisted of $735.75 million aggregate principal amount of 6.5% Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and $1,989.25 million aggregate principal amount of 6.5% Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes” and, together with the Series A CCWH Senior Notes, the “CCWH Senior Notes”). The CCWH Senior Notes are guaranteed by us, Clear Channel Outdoor, Inc. (“CCOI”) and certain of our direct and indirect subsidiaries.
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
Our consolidated leverage ratio, defined as total debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 9.0:1 as of September 30, 2017, and senior leverage ratio, defined as senior debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 4.6:1 as of September 30, 2017. As required by the definition of EBITDA in the CCWH Senior Notes indentures, our EBITDA for the preceding four quarters of $592.7 million is calculated as operating income (loss) before depreciation, amortization, impairment charges and gains and losses on acquisitions and divestitures plus share-based compensation and is further adjusted for the following: (i) costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses; (iii) non-cash charges; and (iv) various other items. Because our consolidated leverage ratio exceeded the limit in the incurrence tests described above, we are not currently permitted to incur additional indebtedness using the incurrence test in the Series A CCWH Senior Notes indenture and the Series B CCWH Senior Notes indenture, and we are not currently permitted to pay dividends from the proceeds of indebtedness or the excess proceeds from asset sales under the Series B CCWH Senior Notes indenture. There are other exceptions in these indentures that allow us to incur additional indebtedness and pay dividends.
The following table reflects a reconciliation of EBITDA (as defined by the CCWH Senior Notes indentures) to operating income and net cash provided by operating activities for the four quarters ended September 30, 2017:

Four Quarters Ended
(In millions)	September 30, 2017
EBITDA (as defined by the CCWH Senior Notes indentures)	$592.7
Less adjustments to EBITDA (as defined by the CCWH Senior Notes indentures):
Costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities	(14.4)
Extraordinary, non-recurring or unusual gains or losses or expenses (as referenced in the definition of EBITDA in the CCWH Senior Notes indentures)	(8.6)
Non-cash charges	(2.9)
Other items	3.3
Less: Depreciation and amortization, Impairment charges, Gains and losses on acquisitions and divestitures and Share-based compensation expense	(176.4)
Operating income	393.7
Plus: Depreciation and amortization, Impairment charges, Gain (loss) on disposal of operating and fixed assets and Share-based compensation expense	171.9
Less: Interest expense	(375.8)
Plus: Interest income on Due from iHeartCommunications	61.2
Less: Current income tax expense	(77.3)
Plus: Other income, net	(1.1)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	14.6
Change in assets and liabilities, net of assets acquired and liabilities assumed	5.0
Net cash provided by operating activities	$192.2
Clear Channel Worldwide Holdings Senior Subordinated Notes
As of September 30, 2017, CCWH Subordinated Notes represented $2.2 billion aggregate principal amount of indebtedness outstanding, which consist of $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes”).
 The Series A CCWH Subordinated Notes indenture and Series B CCWH Subordinated Notes indenture restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test. In order to incur additional indebtedness under this test, our debt to adjusted EBITDA ratio (as defined by the indentures) must be lower than 7.0:1. The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B CCWH Subordinated Notes indenture also permits us to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if our debt to adjusted EBITDA ratio (as defined by the indenture) is lower than 7.0:1. Because our debt to adjusted EBITDA ratio exceeded the thresholds in the indentures as of September 30, 2017, we are not currently permitted to incur additional indebtedness using the incurrence test in the Series A CCWH Subordinated Notes Indenture and the Series B CCWH Subordinated Notes indenture, and we are not currently permitted to pay dividends from the proceeds of indebtedness or the excess proceeds from asset sales under the Series B CCWH Subordinated Notes indenture. The Series B CCWH Subordinated Notes indenture contains certain other exceptions that allow us to incur indebtedness and pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by us of amounts outstanding under the Due from iHeartCommunications Note.  The Series A CCWH Subordinated Notes indenture does not limit our ability to pay dividends.
Senior Revolving Credit Facility Due 2018
During the third quarter of 2013, we entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital needs, to issue letters of credit and for other general corporate purposes.  As of September 30, 2017, there were no amounts outstanding under the revolving credit facility, and $72.7 million of letters of credit under the revolving credit facility which reduce availability under the facility. The revolving credit facility contains a springing covenant that requires us to maintain a secured leverage ratio (as defined in the revolving credit facility) of not more than 1.5:1 that is tested at the end of a quarter if availability under the facility is less than 75% of the aggregate commitments under the facility.  We were in compliance with the secured leverage ratio covenant as of September 30, 2017.
CCIBV Senior Notes
During the fourth quarter of 2015, Clear Channel International B.V. ("CCIBV"), an international subsidiary of ours, issued $225.0 million aggregate principal amount outstanding of its 8.75% Senior Notes due 2020 (“CCIBV Senior Notes”). During the third quarter of 2017, CCIBV issued $150.0 million in additional aggregate principal amount of 8.75% Senior Notes due 2020, bringing the total amount outstanding under the CCIBV Senior Notes as of September 30, 2017 to $375.0 million.
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
Other Debt
Other debt consists primarily of capital leases and loans with international banks.  As of September 30, 2017, approximately $2.5 million was outstanding as other debt.
iHeartCommunications’ Debt Covenants
iHeartCommunications’ senior secured credit facilities contain a significant financial covenant which must be tested quarterly and requires iHeartCommunications to limit the ratio of its consolidated secured debt, net of cash and cash equivalents, to consolidated EBITDA (as defined by iHeartCommunications’ senior secured credit facilities) for the preceding four quarters.  The maximum ratio permitted under this financial covenant was 8.75:1 for the four quarters ended September 30, 2017.  In its Quarterly Report on Form 10-Q filed with the SEC on November 8, 2017, iHeartCommunications stated that it was in compliance with this covenant as of September 30, 2017.
Disposals
In January 2017, we sold our Indianapolis, Indiana market in exchange for certain assets in Atlanta, Georgia, plus approximately $43.1 million in cash, net of closing costs. A net gain of $28.9 million was recognized related to the sale.
During the third quarter of 2017, the Company sold its ownership interest in a joint venture in Canada. As a result, the Company recognized a net loss on sale of $12.1 million, which is included within Other operating income (expense), net.
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
On October 5, 2017, we made a demand for repayment of $25.0 million outstanding under the Due from iHeartCommunications Note and simultaneously paid a special cash dividend of $25.0 million. iHeartCommunications received approximately 89.5%, or approximately $22.4 million, of the proceeds of the dividend through its wholly-owned subsidiaries, with the remaining approximately 10.5%, or approximately $2.6 million, of the proceeds of the dividend paid to our public stockholders. On October 31, 2017, we made a demand for repayment of $25.0 million outstanding under the Due from iHeartCommunications Note and simultaneously paid a special cash dividend of $25.0 million. iHeartCommunications received approximately 89.5%, or approximately $22.4 million, of the proceeds of the dividend through its wholly-owned subsidiaries, with the remaining approximately 10.5%, or approximately $2.6 million, of the proceeds of the dividend paid to our public stockholders.
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
Foreign Currency Exchange Rate Risk
We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported net losses of $15.5 million and $16.0 million for three and nine months ended September 30, 2017, respectively.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net losses for the three and nine months ended September 30, 2017 by $1.6 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three and nine months ended September 30, 2017 would have increased our net losses for the three and nine months ended September 30, 2017 by corresponding amounts.
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
CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such difference could be material. Our significant accounting policies are discussed in the notes to our consolidated financial statements included in Item 8 of Part II of our Annual Report on Form 10-K. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. The following narrative describes these critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions.
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
On July 1, 2017, we performed our annual impairment test in accordance with ASC 350-30-35, resulting in no impairment charge.
In determining the fair value of our billboard permits, the following key assumptions were used:

•	Industry revenue growth forecasts between 0.5% and 3.5% were used for the initial four-year period;

•	3.0% revenue growth was assumed beyond the initial four-year period;

•	Revenue was grown over a build-up period, reaching maturity by year 2;

•	Operating margins gradually climb to the industry average margin of up to 55.9%, depending on market size, by year 3; and

•	Assumed discount rate of 7.5%.

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

(In thousands)	Revenue	Profit	Discount
Description	Growth Rate	Margin	Rates
Billboard permits	$1,107,600	$161,800	$1,118,300

The estimated fair value of our billboard permits at July 1, 2017 was $3.7 billion while the carrying value was $1.0 billion. The estimated fair value of our billboard permits at July 1, 2016 was $4.0 billion while the carrying value was $1.0 billion.

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
On July 1, 2017, we performed our annual impairment test in accordance with ASC 350-30-35, resulting in a goodwill impairment charge of $1.6 million related to one of our International outdoor markets. In determining the fair value of our reporting units, we used the following assumptions:

•
Expected cash flows underlying our business plans for the periods 2017 through 2021. Our cash flow assumptions are based on detailed, multi-year forecasts performed by each of our operating segments, and reflect the advertising outlook across our businesses.

•	Cash flows beyond 2021 are projected to grow at a perpetual growth rate, which we estimated at 3.0%.

•	In order to risk adjust the cash flow projections in determining fair value; we utilized a discount rate of approximately 8.0% to 11.5% for each of our reporting units.

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

(In thousands)	Revenue	Profit	Discount
Description	Growth Rate	Margin	Rates
Americas Outdoor	$820,000	$170,000	$780,000
International Outdoor	$260,000	$210,000	$220,000

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
A wide range of factors could materially affect future developments and performance, including but not limited to:

•	the impact of iHeartCommunications' substantial indebtedness and liquidity position on our liquidity and operating flexibility;

•	risks associated with weak or uncertain global economic conditions and their impact on the capital markets;

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

ITEM 4.  CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 at the reasonable assurance level.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On July 20, 2016, the defendants filed a motion to dismiss plaintiff's verified stockholder derivative complaint for failure to state a claim upon which relief can be granted. On November 23, 2016, the Court granted defendants’ motion to dismiss all claims brought by the plaintiff.  On December 19, 2016, the plaintiff filed a notice of appeal of the ruling. The oral hearing on the appeal was held on October 11, 2017. On October 12, 2017, the Supreme Court of Delaware affirmed the lower court's ruling, dismissing the case.
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

The Due from iHeartCommunications Note previously was the subject of derivative litigation filed by our stockholders in the Delaware Court of Chancery. Pursuant to the terms of the settlement, our board of directors established a committee for the specific purpose of monitoring the Due from iHeartCommunications Note. That committee has the non-exclusive authority to demand payments under the Due from iHeartCommunications Note under certain specified circumstances tied to iHeartCommunications' liquidity or the amount outstanding under the Due from iHeartCommunications Note as long as our board of directors declares a simultaneous dividend equal to the amount so demanded. Any future repayments and simultaneous dividends would further reduce the amount of the Due from iHeartCommunications Note asset that is available to us as a source of liquidity for ongoing working capital, capital expenditure, debt service, special dividend and other funding requirements.
If iHeartCommunications was to become insolvent or file a bankruptcy petition, we would be an unsecured creditor of iHeartCommunications. In such event, if we were not repaid or otherwise entitled to the full amounts outstanding under the Due from iHeartCommunications Note, or could not obtain such amounts on a timely basis, we could experience a liquidity shortfall. In addition, any repayments that we receive on the note during the applicable preference period prior to the filing of an iHeartCommunications bankruptcy petition may potentially be avoidable as a preference and subject to recovery by the iHeartCommunications bankruptcy estate, which could further exacerbate any liquidity shortfall. At September 30, 2017, the asset recorded in "Due from iHeartCommunications" on the consolidated balance sheet was $1,051.3 million.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the purchases of shares of our Class A common stock made during the quarter ended September 30, 2017 by or on behalf of us or an affiliated purchaser:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	75,843	$5.25	—	$—
August 1 through August 31	5,855	4.00	—	—
September 1 through September 30	3,084	3.97	—	—
Total	84,782	$5.12	—	$—

(1)
The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended September 30, 2017 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit Number	Description

4.1
Supplemental Indenture, dated as of August 14, 2017, among Clear Channel International B.V., the guarantors party thereto, and U.S. Bank National Association, as trustee, paying agent, registrar and transfer agent (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on August 14, 2017).

10.1
First Amendment to Employment Agreement, effective as of May 1, 2017, between Scott D. Hamilton and iHeartMedia Management Services, Inc. (incorporated by reference to Exhibit 10.1 to iHeartMedia, Inc.’s Quarterly Report on Form 10-Q filed on November 8, 2017).

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

November 8, 2017	/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and
Assistant Secretary