Form 10-K
period 2017-12-31
Clear Channel Outdoor Holdings, Inc.
filed 2018-05-03
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2017, or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to _________.
Commission File Number 001-32663
CLEAR CHANNEL OUTDOOR HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-0812139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20880 Stone Oak Parkway San Antonio, Texas	78258
(Address of principal executive offices)	(Zip Code)
(210) 832-3700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class A Common Stock, $.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES [  ]  NO  [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  YES [ ]  NO [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ] No [X]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  Large accelerated filer [  ] Accelerated filer [X] Non-accelerated filer [ ] Smaller reporting company [  ] Emerging growth company [  ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or reviews financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]
As of June 30, 2017, the aggregate market value of the common stock beneficially held by non-affiliates of the registrant was approximately $223.2 million based on the closing sales price of the Class A common stock as reported on the New York Stock Exchange.
On April 24, 2018, there were 49,053,983 outstanding shares of Class A common stock (excluding 1,018,080 shares held in treasury) and 315,000,000 outstanding shares of Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference from a Form 10-K/A or Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I
ITEM 1.  BUSINESS
The Company
Clear Channel Outdoor Holdings, Inc. (the “Company”), a Delaware corporation, provides clients with advertising opportunities through billboards, street furniture displays, transit displays and other out-of-home advertising displays, such as wallscapes and spectaculars, which we own or operate in key markets worldwide.  Our business consists of two reportable operating segments:  Americas and International.  As of December 31, 2017, we owned or operated over 570,000 advertising displays worldwide.  For the year ended December 31, 2017, we generated consolidated revenue of approximately $2.6 billion, with $1.26 billion and $1.33 billion from our Americas and International segments, respectively.
Our History
We were incorporated in August 1995 under the name “Eller Media Company.”  In 1997, Clear Channel Communications, Inc., now iHeartCommunications, Inc. (“iHeartCommunications”), our parent company, entered the outdoor advertising industry with its acquisition of Eller Media Company.  We changed our name to Clear Channel Outdoor Holdings, Inc. in August 2005.
On November 11, 2005, we became a publicly traded company through an initial public offering, or IPO, in which we sold 10%, or 35.0 million shares, of our Class A common stock.  Prior to our IPO, we were an indirect wholly-owned subsidiary of iHeartCommunications.  As of December 31, 2017, iHeartCommunications, through its subsidiaries, owned all of our outstanding shares of Class B common stock and 10,726,917 shares of our Class A common stock, collectively representing approximately 89.5% of the outstanding shares of our common stock and approximately 99% of the total voting power of our common stock.
Prior to or at the time of our IPO, we entered into agreements with iHeartCommunications that govern the relationship between iHeartCommunications and us and provide for, among other things, the provision of services by iHeartCommunications to us and the allocation of employee benefit, tax and other liabilities and obligations attributable to our operations.  These agreements include the Master Agreement, Corporate Services Agreement, Employee Matters Agreement, Tax Matters Agreement and Trademark License Agreement (collectively, the "Intercompany Agreements").  All of the agreements relating to our ongoing relationship with iHeartCommunications were made in the context of a parent-subsidiary relationship and the terms of these agreements may be more or less favorable to us than if they had been negotiated with unaffiliated third parties.
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
On March 14, 2018, iHeartMedia, the indirect parent of the Company which owns approximately 89.5% of the Company's outstanding common stock, and certain of its subsidiaries (collectively, the “Debtors”), filed voluntary petitions for reorganization (the “iHeart Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). The Company and its direct and indirect subsidiaries did not file voluntary petitions for reorganization under the Bankruptcy Code and are not Debtors in the iHeart Chapter 11 Cases.
The iHeartMedia Chapter 11 Cases are being administered under the caption In re: iHeartMedia, Inc., Case No. 18-31274 (MI). The Bankruptcy Court has approved the Debtors’ request to jointly administer all of the Chapter 11 Cases under the caption In re: iHeartMedia, Inc., et al. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Our board of directors has established a special committee consisting of our independent directors (the “Special Committee”) to consider, review and negotiate certain transactions between iHeartCommunications and us in connection with the iHeart Chapter 11 Cases. We have consented to, and the Bankruptcy Court has entered a final order approving, iHeartCommunications' continuing to provide services pursuant to the Corporate Services Agreement during the iHeart Chapter 11 Cases. We expect iHeartCommunications to continue to provide services to us pursuant to the Corporate Services Agreement in the ordinary course of business, until it emerges from Chapter 11 or such arrangements are otherwise addressed through the iHeart Chapter 11 Cases.
Our corporate headquarters are in San Antonio, Texas and we have executive offices in New York, New York. Our headquarters are located at 20880 Stone Oak Parkway, San Antonio, Texas 78258 (telephone: 210-822-2828).

Our Business Segments
We have two reportable business segments, Americas outdoor advertising (“Americas”) and International outdoor advertising (“International”), which represented 48% and 52% of our 2017 revenue, respectively. As of December 31, 2017, our Americas segment consisted of operations primarily in the United States and Latin America and our International segment consisted of operations primarily in Europe and Asia.  Beginning January 1, 2018, our Latin American operations will be included in our International segment.
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
For more information about our revenue, gross profit and assets by segment and our revenue and long-lived assets by geographic area, see Note 11 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K.
Americas Outdoor Advertising
We are one of the largest outdoor advertising companies in the United States.  Approximately 91%, 90% and 90% of our revenue in our Americas segment was derived from the United States in the years ended December 31, 2017, 2016 and 2015, respectively.  As of December 31, 2017, we owned or operated approximately 85,000 display structures in the United States with operations in 43 of the 50 largest markets, including all of the 20 largest markets. The majority of our non-US revenues are from Latin America where we operate approximately 9,000 display structures in countries including Brazil, Mexico, Peru and Chile. During the first quarter of 2018, the Company reevaluated its segment reporting and determined that its Latin America operations should be managed by its International outdoor leadership team. As such, beginning January 1, 2018, our Latin American operations will be included in our International outdoor segment.
Our Americas assets consist of printed and digital billboards, transit displays, including airports, street furniture and wallscapes and other spectaculars. Our Americas business is focused on metropolitan areas with dense populations.
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
Promote Outdoor Media Spending.  Given the attractive industry fundamentals of outdoor media and our depth and breadth of relationships with both local and national advertisers, we believe we can drive outdoor advertising's share of total media spending by using our dedicated sales team to highlight the value of outdoor advertising relative to other media.  We have made and continue to make significant investments in research tools like Radar. Radar is the industry's first suite of campaign planning and attribution solutions that utilize anonymous mobile location intelligence to help brands reach certain audiences and understand what happens after someone is exposed to an advertisement on our printed and digital displays.

Differentiate through Innovation, Sales and Services. Over the last several years, we have developed and hired talent who are helping to re-make how outdoor media is bought and sold. We are working closely with clients, advertising agencies and other diversified media companies to develop more sophisticated approaches to delivering the right audience in the right location at the right time. One example is our programmatic effort to sell digital billboard advertisements using automated advertisement sales technology to introduce ease and efficiency to the out-of-home ad sales process and enable better targeting of digital billboard advertising. Another is our RFP team, which provides proposal preparation and marketing support for our key multi-market sales efforts. A third area is our proof of performance delivery platform that is leading the industry in providing transparency when the ad is delivered, accessible via API to allow partners to pull proof of performance information into whatever system they choose.
Continue to Deploy Digital Displays.  Our long-term strategy for our outdoor advertising businesses includes pursuing the technology of digital displays, including flat screens, LCDs and LEDs, as additions to traditional methods of displaying our clients’ advertisements. Digital advertising provides significant advantages over traditional outdoor media. Our electronic displays are linked through centralized computer systems to instantaneously and simultaneously and rapidly change advertising copy on a large number of displays, allowing us to sell more advertising opportunities to advertisers. The ability to change copy by time of day and quickly change messaging based on advertisers’ needs creates additional flexibility for our customers. Although digital displays require more capital to construct compared to printed bulletins, the advantages of digital allow us to penetrate new accounts and categories of advertisers, as well as serve a broader set of needs for existing advertisers. Digital displays allow for high-frequency, 24-hour advertising changes in high-traffic locations and allow us to offer our clients optimal flexibility, distribution, circulation and visibility. We expect this trend to continue as we increase our quantity of digital inventory. As of December 31, 2017, we had deployed more than 1,100 digital billboards in 28 markets in the United States.
Sources of Revenue
Americas generated 48%, 48% and 48% of our revenue in 2017, 2016 and 2015, respectively.  Americas revenue is derived from the sale of advertising copy placed on our printed and digital displays.  Our display inventory consists primarily of billboards, transit displays and street furniture.  The margins on our billboard contracts, including those related to digital billboards, tend to be higher than those on contracts for other displays, due to their greater size, impact and location along major roadways that are highly trafficked.  Billboards comprise approximately two-thirds of our display revenues.  The following table shows the approximate percentage of revenue derived from each category for our Americas inventory:

	Year Ended December 31,
	2017	2016	2015
Billboards:
Bulletins	59%	59%	58%
Posters	10%	10%	12%
Transit displays	16%	16%	15%
Street furniture displays	7%	7%	6%
Spectaculars/wallscapes	4%	4%	5%
Other	4%	4%	4%
Total	100%	100%	100%
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
Other Displays
The balance of our display inventory consists of spectaculars and wallscapes.  Spectaculars are customized display structures that often incorporate video, multidimensional lettering and figures, mechanical devices and moving parts and other embellishments to create special effects.  The majority of our spectaculars are located in Los Angeles, San Francisco and Times Square in New York City.  Client contracts for spectaculars typically have terms of one year or longer.  A wallscape is a display that drapes over or is suspended from the sides of buildings or other structures.  Generally, wallscapes are located in high-profile areas where other types of outdoor advertising displays are limited or unavailable.  Clients typically contract for individual wallscapes for extended terms.
Advertising Inventory and Markets

As of December 31, 2017, we owned or operated approximately 94,000 display structures in our Americas segment with operations in 43 of the 50 largest markets in the United States, including all of the 20 largest markets.  Therefore, no one property is material to our overall operations.  We believe that our properties are in good condition and suitable for our operations.
Our displays are located on land we own, lease or for which we have acquired permanent easements or executed long-term management agreements.  The majority of the advertising structures on which our displays are mounted require permits.  Permits are granted for the right to operate an advertising structure as long as the structure is used in compliance with the laws and regulations of the applicable jurisdiction.
In January 2017, Americas sold its Indianapolis, Indiana market in exchange for certain assets in Atlanta, Georgia with a fair value of $39.4 million, plus $43.1 million in cash, net of closing costs. The assets acquired as part of the transaction consisted of $9.9 million in fixed assets and $29.5 million in intangible assets (including $2.3 million in goodwill). The Company recognized a net gain of $28.9 million related to the sale, which is included within Other operating income (expense), net.
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
Construction and Operation
We typically own the physical structures on which our clients’ advertising copy is displayed.  We manage the construction of our structures centrally and erect them on sites we either lease or own or for which we have acquired permanent easements.  The site lease terms generally range from one to 20 years.  In addition to the site lease, we must obtain a permit to build new signs or convert existing signs to digital format.  Permits are typically granted in perpetuity by the state and/or local government and typically are transferable or renewable for a minimal, or no, fee.  Printed bulletin and poster advertising copy is primarily printed with computer generated graphics on a single sheet of vinyl supplied by the advertiser.  These advertisements are then transported to the site and wrapped around the face of the site or affixed to a hardware anchoring system on the display site.  The operational process also includes conducting visual inspections of the inventory for display defects and taking the necessary corrective action within a reasonable period of time.
Client Categories
In 2017, the top five client categories in our Americas segment were business services, retail, healthcare and medical, media and restaurants.
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
International Outdoor Advertising
Our International segment includes our operations in Europe and Asia, with approximately 34%, 32% and 34% of our revenue in this segment derived from France and the United Kingdom for the years ended December 31, 2017, 2016 and 2015.  As of December 31, 2017, we owned or operated more than 480,000 displays across 18 countries.
Our International assets consist of street furniture, billboards, transit displays, retail displays, SmartBike programs and other spectaculars, which we own or operate under lease or license agreements.  Our International business is focused on densely populated metropolitan areas.

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
Promote Overall Outdoor Media Spending.  Our strategy is to promote growth in outdoor advertising’s share of total media spending by demonstrating the strength of our medium.  We believe that outdoor advertising is strongly positioned to compete with other media, whose audiences are fragmenting to online equivalents of traditional media content. As part of our effort to promote growth in outdoor advertising’s share of total media, we are focusing on developing and implementing improved outdoor audience delivery measurement systems (such as our C.A.S.T. system in France) to provide advertisers with tools to plan their campaigns and determine how effectively their message is reaching the desired audience.
Differentiate on Sales and Marketing. For over five years, we have spent time and resources building commercial capabilities through a company wide sales force effectiveness program and an upgrade in our sales and marketing talent. These capabilities allow us to build and nurture relationships with our clients and their agencies as well as to offer packages and products that meet our clients’ advertising needs. Going forward, particular areas of focus include pricing, packaging and programmatic selling. Our new proprietary programmatic platform enables marketers to buy our out of home inventory in audience-based packages, giving them the ability to manage their campaigns on a self-service basis.
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
Continue to Deploy Digital Display Networks.  Our digital displays are a dynamic medium, which enables our customers to engage in real-time, tactical, topical and flexible advertising. We will continue our focused and dedicated digital strategy and remain committed to the development of digital out-of-home communication solutions. Through our digital brand, Clear Channel Play, we are able to offer networks of digital displays in multiple formats and multiple environments including bus shelters, billboards, airports, transit, malls and flagship locations. Part of our long-term strategy is to pursue the diversification of our product offering by introducing technologies, such as beacons, small cells, wayfinding stations and provision of wifi in our street furniture network, as additions to traditional methods of displaying our clients’ advertisements. We are currently installing these technologies in a number of our markets. Digital displays enable revenue growth by enhancing the core proposition of outdoor advertising to our clients by improving the quality of display; enabling greater utilization of our best advertising locations through sequential displays; allowing advertisers to plan campaigns around specific days or times of day; and enhancing creativity and contextual relevance of advertisements, tailoring messages according to specific locations, times or other inputs, such as the current weather or latest betting odds. We seek to achieve greater consumer engagement and flexibility by delivering powerful, flexible and interactive campaigns that open up new possibilities for advertisers to engage with their target audiences. We had more than 13,500 digital displays in 16 countries across Europe and Asia as of December 31, 2017.
Sources of Revenue
Our International segment generated 52%, 52% and 52% of our revenue in 2017, 2016 and 2015, respectively.  Our International display inventory consists primarily of street furniture displays, billboards, transit displays and other out-of-home advertising displays. The following table shows the approximate percentage of revenue derived from each inventory category of our International segment:

	Year Ended December 31,
	2017	2016	2015
Street furniture displays	51%	52%	52%
Billboards	17%	17%	19%
Transit displays	11%	10%	9%
Other (1)	21%	21%	20%
Total	100%	100%	100%

(1)
Includes advertising revenue from retail displays, other small displays, and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services, operation of SmartBike programs and production revenue.

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
Street Furniture Displays
Our International street furniture displays, available in printed and digital formats, are substantially similar to their Americas street furniture counterparts, and include bus shelters, freestanding units, various types of kiosks, telephone boxes and other public structures.  Internationally, contracts with municipal and transit authorities for the right to place our street furniture in the public domain and sell advertising on such street furniture typically provide for terms ranging up to 15 years. The major difference between our International and Americas street furniture businesses is in the nature of the municipal contracts.  In our International outdoor business, these contracts typically require us to provide the municipality with a broader range of metropolitan amenities such as bus shelters with or without advertising panels, information kiosks and public wastebaskets, as well as space for the municipality to display maps or other public information.  In exchange for providing such metropolitan amenities and display space, we are authorized to sell advertising space on certain sections of the structures we erect in the public domain.  Our International print street furniture is typically sold to clients as network packages of multiple street furniture displays, with contract terms ranging from one to two weeks. Due to its dynamic and real time delivery capabilities, digital street furniture can be sold flexibly, allowing advertisers to buy solutions on a ‘play and impact’ audience-based model to reach and engage their audiences with dynamic, contextually relevant and targeted messages
Billboards
The sizes of our International billboards are not standardized.  The billboards vary in both format and size across our networks, with the majority of our International billboards being similar in size to our posters used in our Americas business.
Our billboard inventory is primarily comprised of premium billboards and classic billboards and is available in printed and digital formats.

•
Premium. Digital premium billboards allow advertisers to dynamically change messages throughout the course of a day to more effectively target and engage audiences in key locations, and may display advertisements for multiple customers. Our electronic displays are linked through centralized computer systems to instantaneously and simultaneously change messages throughout the course of a day. Because of their greater size, impact, high frequency and 24-hour advertising changes, digital premium billboards typically deliver our highest rates. Almost all of the advertising copy displayed on printed premium billboards is digitally-printed and transported to the billboard where it is secured to the display surface. Premium billboards generally are located along major expressways, primary commuting routes and main intersections that are highly visible and heavily trafficked. Our clients may contract for individual billboards or a network of billboards.

•
Classic. Digital and printed classic billboards are available in a variety of formats across our markets. Similar to digital premium billboards, classic digital billboards are linked through centralized computer systems to instantaneously and simultaneously change messages throughout the course of a day. Advertising copy for printed classic billboards is digitally printed then transported and secured to the poster surfaces. Classic billboards generally are located in commercial areas on primary and secondary routes near point-of-purchase locations, facilitating advertising campaigns with greater demographic targeting than those displayed on premium billboards. Classic billboards typically deliver lower rates than our premium billboards. Our intent is to combine the creative impact of premium billboards with the additional reach and frequency of classic billboards.

Our billboards are primarily sold to clients as network packages with contract terms typically ranging from one to two weeks. Long-term client contracts are also available and typically have terms of up to one year. We lease the majority of our billboard sites from private landowners, usually for one to ten years.

Transit Displays
Our International transit display contracts are substantially similar to their Americas transit display counterparts. They are advertising surfaces on various types of vehicles or within transit systems, including on the interior and exterior sides of buses, trains, trams and within the common areas of rail stations and airports, and are available in both printed and digital formats. Similar to street furniture, contracts for the right to place our displays on such vehicles or within such transit systems and to sell advertising space on them generally are awarded by public transit authorities in competitive bidding processes or are negotiated with private transit operators. Contracts with public transit authorities or private transit operators typically have terms ranging from two to five years. Our client contracts for transit displays, either printed or digital, generally have terms ranging from one week to one year, or longer. Due to its dynamic and real time delivery capabilities, digital transit can be sold flexibly, allowing advertisers to buy solutions on a ‘play and impact’ audience-based model to reach and engage their audiences with dynamic, contextually relevant and targeted messages.
Retail Displays
Our retail displays are mainly standalone advertising structures in or in close proximity to retail outlets such as malls and supermarkets. The right to place our displays in these locations and to sell advertising space on them generally is awarded by retail outlet operators such as large retailers or mall operators either through private tenders or bilateral negotiations. Upfront investment and ongoing maintenance costs vary across contracts. Contracts with mall operators and retailers have terms ranging from three to ten years. Our client contracts for retail displays, either printed or digital, generally have terms ranging from one week to two weeks. Due to its dynamic and real time delivery capabilities, digital retail displays can be sold flexibly, allowing advertisers to buy solutions on a ‘play and impact’ audience-based model to reach and engage their audiences with dynamic, contextually relevant and targeted messages.
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
Advertising Inventory and Markets
As of December 31, 2017, we owned or operated more than 480,000 displays in our International segment, with operations across 18 countries.  Our International display count includes display faces, which may include multiple faces on a single structure, as well as small, individual displays.  As a result, our International display count is not comparable to our Americas display count, which includes only unique displays.  No one property is significant to our overall operations.  We believe that our properties are in good condition and suitable for our operations.
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
Construction and Operation
The International manufacturing process largely consists of two elements: the manufacture and installation of advertising structures and the weekly preparation of advertising posters for distribution throughout our networks. We outsource the manufacturing of advertising structures to third parties and regularly seek competitive bids. We use a wide range of suppliers located in many of our markets, although much of our inventory is manufactured in China and the United Kingdom. The design of street furniture structures (such as bus shelters, bicycle racks and kiosks) is typically done in conjunction with a third party design or architectural firm and followed by a competitive bidding process to select a manufacturer. Our street furniture sites are posted by our own employees or subcontractors who also clean and maintain the sites. The decision to use our own employees or subcontractors is made on a market-by-market basis taking into consideration the mix of products in the market and local labor costs.
Client Categories
In 2017, the top five client categories in our International segment, based on International revenue derived from these categories, were retail, entertainment, telecommunications, internet and e-commerce and food and food products.
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
Our business requires us to obtain and renew contracts with municipalities and other governmental entities, which frequently require us to participate in competitive bidding processes at each renewal. Many of these contracts typically have terms ranging up to 15 years and have revenue share, capital expenditure requirements and/or fixed payment components. Competitive bidding processes are complex and sometimes lengthy.  Substantial costs may be incurred in connection with preparing bids for such processes. Our competitors, individually or through relationships with third parties, may be able to provide municipalities with different or greater capabilities or prices or benefits than we can provide. In the past we have not, and most likely in the future will not, be awarded all of the contracts on which we bid. There can be no assurance that we will win any particular bid, or that we will be able to replace any revenues lost upon expiration or completion of a contract. Our inability to renew existing contracts can also result in significant expenses from the removal of our displays. Furthermore, if and when we do obtain a contract, we are generally required to incur significant start-up expenses. The costs of bidding on contracts and the start-up costs associated with new contracts we may obtain may significantly reduce our cash flow and liquidity. The success of our business also depends generally on our ability to obtain and renew contracts with private landlords.
Employees
As of December 31, 2017, we had approximately 1,400 domestic employees and approximately 4,300 international employees, of which approximately 5,000 were in direct operations and 700 were in administrative or corporate related activities. Approximately 100 of our employees are subject to collective bargaining agreements in their respective countries. We are a party to numerous collective bargaining agreements, none of which represent a significant number of employees.  We believe that our relationship with our employees is good.
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
Privacy and Data Protection
We collect certain types of information from users of our technology platforms, including, without limitation, our websites, web pages, interactive features, applications, social media pages, and mobile application (“Platforms”), in accordance with the privacy policies and terms of use posted on the applicable Platform.  We use the information we collect about and from Platform users for a variety of business purposes. In addition, we collect personally identifiable information from our employees, from users of our Smartbike services, from our business partners and from consumers who interact with our digital panels, including the use of behavioral analysis software.
We are subject to a number of federal, state, local and foreign laws and regulations relating to consumer protection, information security, data protection and privacy.  Many of these laws and regulations are still evolving and could be interpreted in ways that could harm our business.  In the area of information security and data protection, the laws in several states in the United States and most other countries require companies to implement specific information security controls and legal protections to protect certain types of personally identifiable information.  Likewise, the most states in the United States and most other countries have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their personally identifiable information.  Any failure on our part to comply with these laws may subject us to significant liabilities.
We have implemented commercially reasonable organizational and technical security measures that are designed to protect against the loss, misuse, and alteration of our employees’, clients’ and consumers’ personally identifiable information and to protect our proprietary business information.  In Europe, we have appointed a Chief Data Protection Officer and are preparing a comprehensive legal and information security-led approach to compliance with the new Europe-wide General Data Protection Regulation (the “GDPR”) in line with our obligations and our risk profile. Despite our best efforts, no security measures are perfect or impenetrable.  Any failure or perceived failure by us to protect our information or information about our employees, clients and consumers or to comply with our policies or applicable regulatory requirements could result in damage to our business and loss of confidence in us, damage to our brands, the loss of users of our services, consumers, business partners and advertisers, as well as proceedings against us by governmental authorities or others, which could harm our business.
Available Information
You can find more information about us at our Internet website located at www.clearchanneloutdoor.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). The contents of our website are not deemed to be part of this Annual Report on Form 10-K or any of our other filings with the SEC.
The SEC maintains a website that contains these reports at www.sec.gov. Any materials we file with the SEC may also be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information concerning the operation of the Public Reference Room may be obtained by calling the SEC at (800) 732-0330.
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
To service our debt obligations and to fund our operations and our capital expenditures, we require a significant amount of cash to meet our needs, which depends on many factors beyond our control
Our ability to service our debt obligations and to fund our operations and our capital expenditures for display construction, renovation or maintenance requires a significant amount of cash.  Our primary sources of liquidity are cash on hand, cash flow from operations, the intercompany arrangements provided for in the cash management order approved in the iHeart Chapter 11 Cases and our senior revolving credit facility.  Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flow from operations, cash provided under the intercompany arrangements and borrowing capacity under our senior revolving credit facility will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next twelve months.  However, our ability to fund our working capital, capital expenditures, debt service and other obligations depends on our future operating performance and cash from operations, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control. If our future operating performance does not meet our expectations or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing.  In addition, the purchase price of possible acquisitions, capital expenditures for deployment of digital billboards and/or other strategic initiatives could require additional indebtedness or equity financing on our part.  Adverse securities and credit market conditions could significantly affect the availability of equity or debt financing.

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
Our business is dependent on our management team and other key individuals
Our business is dependent upon the performance of our management team and other key individuals.  Although we have entered into agreements with some members of our management team and certain other key individuals, we can give no assurance that all or any of our management team and other key individuals will remain with us, or that we won’t continue to make changes to the composition of, and the roles and responsibilities of, our management team. Competition for these individuals is intense and many of our key employees are at-will employees who are under no obligation to remain with us, and may decide to leave for a variety of personal or other reasons beyond our control. If members of our management or key individuals decide to leave us in the future, if we decide to make further changes to the composition of, or the roles and responsibilities of, these individuals, or if we are not successful in attracting, motivating and retaining other key employees, our business could be adversely affected. Five of our executive officers serve as executive officers of iHeartMedia and iHeartCommunications, including our CEO who also serves as the CEO of iHeartMedia and iHeartCommunications. These executive officers provide services to us pursuant to the Corporate Services Agreement. If the Corporate Services Agreement is rejected or otherwise terminated during or upon completion of the iHeart Chapter 11 Cases, and these officers cease to provide services to us, we will need to identify replacements or transition their responsibilities to others. In addition, the iHeart RSA contemplates a separation of the Company from iHeartCommunications. Accordingly, alternative arrangements for executive management will likely need to be implemented as a result of the separation.
The success of our street furniture and transit products businesses is dependent on our obtaining key municipal concessions, which we may not be able to obtain on favorable terms
Our street furniture and transit products businesses require us to obtain and renew contracts with municipalities and transit authorities. Many of these contracts, which require us to participate in competitive bidding processes at each renewal, typically have terms ranging up to 15 years and have revenue share, capital expenditure requirements and/or fixed payment components. Competitive bidding processes are complex and sometimes lengthy and substantial costs may be incurred in connection with preparing bids.
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
In addition, on June 23, 2016, the United Kingdom (the "U.K.") held a referendum in which voters approved an exit of the U.K. from the European Union (the "E.U."), commonly referred to as "Brexit". International outdoor is currently headquartered in the U.K. and transacts business in many key European markets. As a result of the referendum, the British government has begun negotiating the terms of the U.K.'s withdrawal from the E.U. It is unclear how these negotiations, or the U.K.’s ultimate exit from the E.U., will impact the economies of the U.K., the E.U. and other countries. This uncertainty may cause our customers to closely monitor their costs and reduce the amount they spend on advertising. Any of these or similar effects of Brexit could adversely impact our business, operating results, cash flows and financial condition.
Future dispositions, acquisitions and other strategic transactions could pose risks
We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue strategic dispositions of certain businesses, as well as acquisitions. These dispositions or acquisitions could be material. Dispositions and acquisitions involve numerous risks, including:

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
Regulations and consumer concerns regarding privacy and data protection, or any failure to comply with these regulations, could hinder our operations
We collect and utilize demographic and other information, including personally identifiable information, from and about our consumers, business partners and advertisers.  We are subject to numerous federal, state and foreign laws and regulations relating to consumer protection, information security, data protection and privacy, among other things.  Many of these laws are still evolving, new laws may be enacted and any of these laws could be amended or interpreted in ways that could harm our business.  In addition, changes in consumer expectations and demands regarding privacy and data protection could restrict our ability to collect, use, disclose and derive economic value from demographic and other information related to our consumers, business partners and advertisers, or to transfer employee data within the corporate group.  Such restrictions could limit our ability to offer targeted advertising opportunities to our business partners and advertisers.  Although we have implemented and are implementing policies and procedures designed to comply with these laws and regulations, any failure or perceived failure by us to comply with our policies or applicable regulatory requirements related to consumer protection, information security, data protection and privacy could result in a loss of confidence in us, damage to our brands, the loss of consumers, business partners and advertisers, as well as proceedings against us by governmental authorities or others, which could hinder our operations and adversely affect our business.

If our security measures are breached, we could lose valuable information, suffer disruptions to our business, and incur expenses and liabilities including damages to our relationships with business partners and advertisers
Although we have implemented physical and electronic security measures that are designed to protect against the loss, misuse and alteration of our websites, digital assets and proprietary business information as well as, consumer, business partner and advertiser personally identifiable information, no security measures are perfect and impenetrable and we may be unable to anticipate or prevent unauthorized access.  A security breach could occur due to the actions of outside parties, employee error, malfeasance or a combination of these or other actions.  If an actual or perceived breach of our security occurs, we could lose competitively sensitive business information or suffer disruptions to our business operations, information processes or internal controls.  In addition, the public perception of the effectiveness of our security measures or services could be harmed; we could lose consumers, business partners and advertisers.  In the event of a security breach, we could suffer financial exposure in connection with penalties, remediation efforts, investigations and legal proceedings and changes in our security and system protection measures. Currently, not all of our systems are fully compliant with PCI-DSS and GDPR standards and, as a result, we may face additional liability in the event of a security breach involving payment card information.
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
Our International operations involve contracts with, and regulation by, foreign governments.  We operate in many parts of the world that experience corruption to some degree.  Although we have policies and procedures in place that are designed to promote legal and regulatory compliance (including with respect to the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act), our employees, subcontractors and agents could take actions that violate applicable anti-corruption laws or regulations.  Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, financial position and results of operations.
We identified a material weakness in our internal control over financial reporting as of December 31, 2017, and the occurrence of this or any other material weakness could have a material adverse effect on our ability to report accurate financial information in a timely manner.
Our management recently concluded that, as described under the heading “Item 9A. Controls and Procedures,” we had a material weakness as of December 31, 2017 and therefore did not maintain effective internal control over financial reporting or effective disclosure controls and procedures, both of which are requirements of the Securities Exchange Act of 1934, as of that date. The material weakness related to our failure to detect the misappropriation of funds by an employee of Clear Media Limited, an indirect, non-wholly-owned subsidiary of the Company whose ordinary shares are listed on the Hong Kong Stock Exchange. The Company understands that several employees of Clear Media Limited are subject to an ongoing police investigation for misappropriation of funds. Although we concluded that the amount misappropriated was not material to our financial statements, it is possible that the internal controls in place on that date would not have detected a larger misappropriation that would have been material to our financial statements.
The misappropriation and the special investigation that we conducted as a result of the misappropriation kept us from filing this Annual Report on Form 10-K on or before its due date. We have implemented additional controls, and are taking additional steps, to remediate the material weakness. However, the remedial measures we have taken may not be adequate to prevent future misappropriation or avoid other control deficiencies or material weaknesses. There can be no assurance that any system of internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. As a result, it is possible that our financial statements will not comply with generally accepted accounting principles, will contain a material misstatement or will not be available on a timely basis, any of which could cause investors to lose confidence in us and lead to, among other things, unanticipated legal, accounting and other expenses, delays in filing required financial disclosures, enforcement actions by government authorities, fines, penalties, the delisting of our common stock and liabilities arising from stockholder litigation.
Risks Related to Our Relationship with iHeartCommunications
Because iHeartCommunications controls substantially all of the total voting power of our common stock, investors will not be able to affect the outcome of any stockholder vote
As of December 31, 2017, iHeartCommunications indirectly owned (1) all of our outstanding shares of Class B common stock and (2) 10,726,917 shares of our Class A common stock, collectively representing approximately 89.5% of the outstanding shares of our common stock.  Each share of our Class B common stock entitles its holder to 20 votes and each share of our Class A common stock entitles its holder to one vote on all matters on which stockholders are entitled to vote.  As a result, as of December 31, 2017, iHeartCommunications controlled approximately 99% of the total voting power of our common stock.
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

iHeartCommunications has filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, which could cause significant uncertainties and risks for our operations and our liquidity
Pursuant to the Corporate Services Agreement, we are obligated to use various corporate services provided by iHeartCommunications and its affiliates, including treasury, payroll and other financial services, certain executive officer services, human resources and employee benefit services, legal services, information systems and network services and procurement and sourcing support. The iHeart Chapter 11 Cases could cause significant uncertainties and disrupt our operations and/or adversely affect our rights under the Corporate Services Agreement and the other intercompany agreements.
Also pursuant to the Corporate Services Agreement, substantially all of the cash generated from our domestic Americas operations is transferred daily into accounts of iHeartCommunications (after satisfying our controlled disbursement accounts and the funding requirements of the trustee accounts under the senior notes and the senior subordinated notes issued by Clear Channel Worldwide Holdings, Inc., an indirect, wholly-owned subsidiary of ours), where funds of ours and of iHeartCommunications are commingled, and recorded as "Due from iHeartCommunications" on the consolidated balance sheet. Prior to March 14, 2018, net amounts owed between us and iHeartCommunications were evidenced by revolving promissory notes. Pursuant to a final order entered by the Bankruptcy Court (the “cash management order”), following March 14, 2018, intercompany allocations that would have been reflected in adjustments to the balance of the Due from iHeartCommunications Note are instead reflected in an intercompany balance that accrues interest at a rate equal to the interest under the Due from iHeart Communications Note. We do not have any material committed external sources of capital independent from iHeartCommunications, and iHeartCommunications is not required to provide us with funds to finance our working capital or other cash requirements. In addition, we have no access to the cash transferred from us to iHeartCommunications other than pursuant to the cash management arrangements under the Corporate Services agreement and the cash management order of the Bankruptcy Court with respect to cash management.
We are an unsecured creditor of iHeartCommunications with respect to amounts owed under the Due from iHeartCommunications Note. On March 16, 2018, iHeartMedia and the other Debtors entered into a Restructuring Support Agreement (the “iHeart RSA”) with certain creditors and equityholders. The iHeart RSA contemplates that our business will be separated from iHeartCommunications at the conclusion of the iHeartMedia Chapter 11 Cases and that the Due from iHeartCommunications Note will receive treatment in a form and substance acceptable to the Debtors, to the Company and to certain consenting senior creditors of iHeartCommunications, which treatment will be set forth in a plan of reorganization and approved by the Bankruptcy Court. It is still early in the iHeart Chapter 11 Cases, and we cannot predict at this time the outcome of iHeartCommunications' efforts to restructure its indebtedness. As an unsecured creditor of iHeartCommunications, we do not expect that we will be able to recover all of the amounts owed to us under the Due from iHeartCommunications Note upon the implementation of any plan of reorganization that is ultimately accepted by the requisite creditors and approved by the Bankruptcy Court. If we do not recognize the expected recovery under the Due from iHeartCommunications Note, or if we cannot generate sufficient liquidity from our operations or other sources on a timely basis, we could experience a liquidity shortfall. In addition, any repayments that we received on the Due from iHeartCommunications Notes during the one-year preference period prior to the filing of the iHeart Chapter 11 Cases may potentially be avoidable as a preference and subject to recovery by the iHeartCommunications bankruptcy estate, which could further exacerbate any liquidity shortfall. At December 31, 2017, the principal amount outstanding under the Due from iHeartCommunications Note was $1,067.6 million, and, as a result of the loss we recognized during the fourth quarter of 2017, the asset recorded in "Due from iHeartCommunications" on the consolidated balance sheet was $212.0 million, which reflects management's best estimate of the cash settlement amount of the note.
Our agreements with iHeartCommunications impose obligations on, and iHeartCommunications' financing agreements effectively impose restrictions on, our ability to finance operations and capital needs, make acquisitions and engage in other business activities
We have entered into a Master Agreement, a Corporate Services Agreement, an Employee Matters Agreement, a Tax Matters Agreement, a Trademark License Agreement and a number of other agreements with iHeartCommunications setting forth various matters governing our relationship with iHeartCommunications while it remains a significant stockholder in us (the "Intercompany Agreements"). These agreements allow iHeartCommunications to retain control over many aspects of our operations, in addition to iHeartCommunications' ability to control us through its controlling ownership of our common stock. We are not able to terminate these agreements or amend them in a manner we deem more favorable so long as iHeartCommunications continues to own shares of our common stock representing more than 50% of the total voting power of our common stock. iHeartCommunications' financing agreements also impose a number of restrictions on us.
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
Although we expect iHeartCommunications will continue to provide services to us under the Corporate Services Agreement during the iHeart Chapter 11 Cases, we currently expect that if our business is separated from iHeartCommunications at the ultimate conclusion of the iHeart Chapter 11 Cases as contemplated by the iHeart RSA (as defined above), the Corporate Services Agreement may terminate, be modified or be replaced with an agreement that gives effect to such separation, which could cause significant uncertainty for us. See "iHeartCommunications has filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, which could cause significant uncertainties and risks for our operations and our liquidity."
We may be unable to replace the services iHeartCommunications provides us in a timely manner or on comparable terms
We negotiated our arrangements with iHeartCommunications in the context of a parent-subsidiary relationship prior to the initial public offering of our Class A common stock.  We cannot assure you that iHeartCommunications will continue to provide us with services during the iHeart Chapter 11 Cases, or that we will be able to replace these services in a timely manner or on comparable terms.  In addition, we currently expect that our business is separated from iHeartCommunications at the conclusion of the iHeart Chapter 11 Cases as contemplated by the iHeart RSA (as defined above), the Corporate Services Agreement may terminate, be modified or be replaced with an agreement that gives effect to such separation. We cannot provide assurance that the amount we pay iHeartCommunications for the services will be as favorable to us as that which may be available for comparable services provided by unrelated third parties.  Other Intercompany Agreements with iHeartCommunications also govern our relationship with iHeartCommunications and provide for the allocation of employee benefit, tax and other liabilities and obligations attributable to our operations.  The agreements also contain terms and provisions that may be more favorable than terms and provisions we might have obtained in arm’s length negotiations with unaffiliated third parties.  While we cannot predict at this time the outcome of iHeartCommunications’ efforts to restructure its indebtedness, we currently expect that a plan of reorganization will provide for the termination, modification or replacement of some or all of these Intercompany Agreements. If iHeartCommunications ceases to provide services to us pursuant to those Intercompany Agreements, our costs of procuring those services from third parties may increase.
The iHeart Chapter 11 Cases may give rise to unfavorable tax consequences for us.

Although the Company and its direct and indirect subsidiaries did not file Chapter 11 cases as part of the iHeart Chapter 11 Cases, the consummation of the iHeart Chapter 11 Cases may have an adverse impact on the Company and its subsidiaries.  The iHeart RSA contemplates the separation of our business from iHeartCommunications, with certain senior creditors of iHeartCommunications receiving the approximately 89.5% of our outstanding shares of common stock that are currently owned indirectly by iHeartCommunications.  It has not yet been determined whether such separation will be structured as a taxable transaction or as a tax-free reorganization.  In either case, there is a risk that such separation will give rise to a U.S. federal income tax liability. If such liability were to arise, we would be jointly liable for such tax liability under federal law and, while we would not anticipate that any such tax liability would be asserted against us in the first instance, we may ultimately be liable for such liability if iHeartCommunications and its subsidiaries other than us fail to satisfy such liability. Similar principles may apply for foreign, state and local income tax purposes where we file combined, consolidated or unitary returns with iHeartCommunications or its subsidiaries for federal, foreign, state and local income tax purposes.  In addition, we may be required to reduce certain of our tax attributes, including net operating loss carryforwards, as a result of any cancellation of indebtedness income realized by the Debtors in connection with the iHeart Chapter 11 Cases.
Transfers of our equity, issuances of equity in connection with the iHeart Chapter 11 Cases, and cancellation of indebtedness income realized by the Debtors in the iHeart Chapter 11 Cases may impair our ability to utilize our federal income tax net operating loss carryforwards in future years.

Under federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses carried forward from prior years. We are attributed a portion of the U.S. federal net operating loss carryforward of the iHeartMedia consolidated group. Our ability to utilize these net operating loss carryforwards to offset future taxable income and to reduce federal income tax liability is subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in section 382 of the U.S. Internal Revenue Code, then our ability to use our net operating loss carryforwards may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, there is an “ownership change” if one or more shareholders owning 5% or more of a corporation’s common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three-year period. Following the implementation of a plan of reorganization in the iHeart Chapter 11 Cases, it is expected that we will experience an “ownership change.”  Under section 382 of the U.S. Internal Revenue Code, absent an application exception, if a corporation undergoes an “ownership change,” the amount of its net operating losses that may be utilized to offset future taxable income generally is subject to an annual limitation on the amount of federal income tax net operating loss carry-forwards existing prior to the change that it could utilize to offset its taxable income in any future taxable year to an amount generally equal to the value of its stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate, subject to adjustments to reflect the differences between the fair market value of the corporation’s assets and the tax basis in such assets. Because the value of our stock can fluctuate materially, it is possible an ownership change would materially limit our ability to utilize our substantial federal income tax net operating loss carry-forwards in the future.  In addition, our net operating losses may be subject to reduction as a result of any cancellation of indebtedness income realized by the Debtors in connection with the iHeart Chapter 11 Cases. Accordingly, there can be no assurance that we will be able to utilize our federal income tax net operating loss carry-forwards to offset future taxable income.
Conflicts of interest may arise between iHeartCommunications and us in the Chapter 11 Cases that could be resolved in a manner unfavorable to us
Questions relating to conflicts of interest may arise between iHeartCommunications and us in a number of areas relating to our past and ongoing relationships, including in connection with the Chapter 11 Cases.  iHeartCommunications is owned indirectly by iHeartMedia. Two of our directors serve as directors of iHeartMedia. Three of our other directors are affiliated with iHeartMedia and its stockholders.  In addition, five of our executive officers serve as executive officers of iHeartMedia, including our CEO who also serves as the CEO of iHeartCommunications.
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

▪
Intercompany financing. iHeartCommunications may request and may exert pressure on us to engage in transactions or to agree to arrangements in connection with the iHeart Chapter 11 Cases for the purpose of supporting its liquidity needs, which may negatively affect our business operations, cash flows or capital structure.

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
Uncertainties in the interpretation and application of the Tax Cuts and Jobs Act of 2017 could materially affect our tax obligations and effective tax rate.

On December 22, 2017, the U.S. enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act requires complex computations not previously required by U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require preparation and analysis of information not previously required or regularly produced. In addition, the U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the Tax Act and impact our results of operations in future periods. Accordingly, while we have provided a provisional estimate on the effect of the Tax Act in our accompanying audited financial statements, further regulatory or GAAP accounting guidance for the law, our further analysis on the application of the law, and refinement of our initial estimates and calculations could materially change our current provisional estimates, which could, in turn, materially affect our tax obligations and effective tax rate. There may also be significant future effects that these tax reforms will have on our financial results and our business strategies. In addition, there is a risk that states or foreign jurisdictions may amend their tax laws in response to these tax reforms, which could have a material impact on our future results.
Risks Related to Our Class A Common Stock
Our stock ownership by iHeartCommunications, provisions in our agreements with iHeartCommunications and our corporate governance documents, Delaware law and the Chapter 11 Cases may delay or prevent an acquisition of us that our other stockholders may consider favorable, which could decrease the value of your shares of Class A common stock
As long as iHeartCommunications continues to own shares of our common stock representing more than 50% of the total voting power of our common stock, it will have the ability to control decisions regarding an acquisition of us by a third party.  As a controlled company, we are exempt from some of the corporate governance requirements of the NYSE, including the requirement that our board of directors consist of a majority of independent directors.  In addition, our amended and restated certificate of incorporation, bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors.  These provisions include restrictions on the ability of our stockholders to remove directors, supermajority voting requirements for stockholders to amend our organizational documents, restrictions on a classified board of directors and limitations on action by our stockholders by written consent.  Some of these provisions, such as the limitation on stockholder action by written consent, only become effective once iHeartCommunications no longer controls us.  In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer.  Delaware law also imposes certain restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding voting stock.  These restrictions under Delaware law do not apply to iHeartCommunications while it retains at least 15% or more of our Class B common stock.  Although we believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics and thereby provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders. As a result of the filing of the iHeart Chapter 11 Cases, iHeartCommunications is operating as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court, and any acquisition of us by a third party would also require the approval of the Bankruptcy Court.

The concentration of our stock ownership by iHeartCommunications could depress the market price for shares of our Class A common stock
As a result of the significant concentration of our stock ownership, we have a relatively small public float compared to the number of our shares outstanding, which may adversely affect the trading price for our Class A common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders. As of December 31, 2017, iHeartCommunications, through its subsidiaries, held approximately 89.5% of our outstanding shares of common stock. In addition, the uncertainties caused by the iHeart Chapter 11 Cases may cause investors to perceive disadvantages in owning our Class A common stock.
Future sales or distributions of our shares could depress the market price for shares of our Class A common stock
iHeartCommunications is not subject to any contractual obligation that would prohibit it from selling, spinning off, splitting off or otherwise disposing of any shares of our common stock. iHeartCommunications may sell all or part of the shares of our common stock it owns or distribute those shares in connection with the iHeart Chapter 11 Cases. The iHeart RSA contemplates that our business will be separated from iHeartCommunications and the shares of our common stock held by iHeartCommunications will be distributed to certain of iHeartCommunications' creditors at the conclusion of the iHeartMedia Chapter 11 Cases. Accordingly, we do not expect iHeartCommunications to maintain its ownership of our common stock. Sales or distributions by iHeartCommunications or by subsequent holders of our common stock of substantial amounts of our common stock in the public market could adversely affect prevailing market prices for our Class A common stock.
We currently do not pay regularly-scheduled dividends on our Class A common stock
We paid a special dividend on March 15, 2012, a special dividend on November 8, 2013 in connection with the settlement of litigation, a special dividend on August 11, 2014, a special dividend on January 7, 2016, a special dividend on February 4, 2016, a special dividend on February 23, 2017, a special dividend on October 5, 2017, a special dividend on October 31, 2017 and a special dividend on January 24, 2018.  We do not pay regularly-scheduled dividends and are subject to restrictions on our ability to pay dividends should we seek to do so in the future.  We are a holding company with no independent operations and no significant assets other than the stock of our subsidiaries.  We, therefore, are dependent upon the receipt of dividends or other distributions from our subsidiaries to pay dividends.  In addition, Clear Channel Worldwide Holdings, Inc.’s (“CCWH”) senior notes and CCWH’s senior subordinated notes contain restrictions on our ability to pay dividends.  If we elect not to pay dividends in the future or are prevented from doing so, the price of our Class A common stock must appreciate in order to realize a gain on your investment.  This appreciation may not occur.
Risks Related to Our Indebtedness
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful
We have a substantial amount of indebtedness.  At December 31, 2017, we had $5.3 billion of total indebtedness outstanding, including: (1) $2.7 billion aggregate principal amount of CCWH’s senior notes, net of unamortized discounts of $4.2 million, which mature in November 2022; (2) $2.2 billion aggregate principal amount of CCWH’s senior subordinated notes, which mature in March 2020; (3) $379.0 million aggregate principal amount outstanding of international subsidiary senior notes, net of unamortized premiums of $4.0 million, which mature in December 2020; and (4) $2.4 million of other debt. This large amount of indebtedness could have negative consequences for us, including, without limitation:

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
Our ability to refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and increase our debt service obligations and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our operations and our ability to successfully refinance or extend our debt may also be negatively affected by the iHeart Chapter 11 Cases. If we cannot make scheduled payments on our indebtedness we will be in default under one or more of our debt agreements and, as a result we could be forced into bankruptcy or liquidation.
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
Downgrades in our credit ratings may adversely affect our borrowing costs, limit our financing options, reduce our flexibility under future financings and adversely affect our liquidity, and also may adversely impact our business operations
Our corporate credit ratings are speculative-grade. Our corporate credit ratings and ratings outlook are subject to review by rating agencies from time to time and, on various occasions, have been downgraded. In the future, our corporate credit rating and rating outlook could be further downgraded. Any further reductions in our credit ratings could increase our borrowing costs, reduce the availability of financing to us or increase the cost of doing business or otherwise negatively impact our business operations.
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
A wide range of factors could materially affect future developments and performance, including but not limited to:

▪	risks associated with weak or uncertain global economic conditions and their impact on the level of expenditures on advertising, including the effects of Brexit;

▪	our ability to service our debt obligations and to fund our operations and capital expenditures;

▪	industry conditions, including competition;

▪	our dependence on our management team and other key individuals;

▪	our ability to obtain key municipal concessions for our street furniture and transit products;

▪	fluctuations in operating costs;

▪	technological changes and innovations;

▪	shifts in population and other demographics;

▪
other general economic and political conditions in the United States and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;

▪	changes in labor conditions and management;

▪	the impact of future dispositions, acquisitions and other strategic transactions;

▪	legislative or regulatory requirements;

▪	regulations and consumer concerns regarding privacy and data protection, and breaches of information security measures;

▪	restrictions on outdoor advertising of certain products;

▪	capital expenditure requirements;

▪	fluctuations in exchange rates and currency values;

▪	risks of doing business in foreign countries;

▪	the identification of a material weakness in our internal control over financial reporting;

▪
our relationship with iHeartCommunications, including its ability to elect all of the members of our board of directors and its ability as our controlling stockholder to determine the outcome of matters submitted to our stockholders and certain additional matters governed by intercompany agreements between us;

▪
the risks and uncertainties associated with the iHeart Chapter 11 Cases on us and iHeartCommunications, our primary direct or indirect external source of capital, which is operating as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court;

▪	the obligations and restrictions imposed on us by our agreements with iHeartCommunucations;

▪	the risk that we may be unable to replace the services iHeartCommunications provides us in a timely manner or on comparable terms;

▪	the risk that the iHeart Chapter 11 Cases may result in unfavorable tax consequences for us and impair our ability to utilize our federal income tax net operating loss carryforwards in future years;

▪	the impact of our substantial indebtedness, including the effect of our leverage on our financial position and earnings;

▪	the ability of our subsidiaries to dividend or distribute funds to us in order for us to repay our debts;

▪	the restrictions contained in the agreements governing our indebtedness limiting our flexibility in operating our business;

▪	the effect of credit ratings downgrades; and

▪	certain other factors set forth in our other filings with the SEC.
This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative and is not intended to be exhaustive.  Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
Our corporate headquarters are located in San Antonio, Texas, where we lease space for executive offices and a data and administrative service center.  In addition, certain of our executive and other operations are located in New York, New York and London, England.
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
On December 29, 2017, another stockholder of the Company filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned Norfolk County Retirement System, v. iHeartMedia, Inc.,  et al., C.A. No. 2017-0930-JRS. The complaint names as defendants iHeartMedia, iHeartCommunications, the Sponsor Defendants, and the members of the Company's board of directors.  The Company is named as a nominal defendant. The complaint alleges that the Company has been harmed by the Company Board’s November 2017 decision to extend the maturity date of the intercompany revolving note (the “Third Amendment”) at what the complaint describes as far-below-market interest rates.  Specifically, the complaint alleges that (i) iHeartMedia and Sponsor defendants breached their fiduciary duties by exploiting their position of control to require the Company to enter the Third Amendment on terms unfair to the Company; (ii) the Company Board breached their duty of loyalty by approving the Third Amendment and elevating the interests of iHeartMedia, iHeartCommunications and the Sponsor Defendants over the interests of the Company and its minority unaffiliated stockholders; and (iii) the terms of the Third Amendment could not have been agreed to in good faith and represent a waste of corporate assets by the Company Board.  The complaint further alleges that iHeartMedia, iHeartCommunications and the Sponsor defendants were unjustly enriched as a result of the unfairly favorable terms of the Third Amendment.  The plaintiff is seeking, among other things, a ruling that the defendants breached their fiduciary duties to the Company, a modification of the Third Amendment to bear a commercially reasonable rate of interest, and an order requiring disgorgement of all profits, benefits and other compensation obtained by defendants as a result of the alleged breaches of fiduciary duties.
On March 7, 2018, the defendants filed a motion to dismiss plaintiff's verified derivative complaint for failure to state a claim upon which relief can be granted. On March 16, 2018, iHM filed a Notice of Suggestion of Pendency of Bankruptcy and Automatic Stay of Proceedings.
China Investigation
Several employees of Clear Media Limited, an indirect, non-wholly-owned subsidiary of ours whose ordinary shares are listed on, but currently suspended from trading on, the Hong Kong Stock Exchange, are subject to an ongoing police investigation in China for misappropriation of funds. Clear Media Limited has conducted additional procedures and processes, including a special investigation by forensic accountants and an external law firm appointed by Clear Media Limited’s board of directors and approved by the Company’s Audit Committee, into the misappropriation of funds. During the course of the special investigation, it was discovered that three bank accounts were opened in the name of Clear Media Limited entities, which were not authorized, and certain transactions were recorded therein. The opening of the unauthorized bank accounts has also been referred to the police in China for investigation. The misappropriation of funds resulted in discrepancies between actual cash balances and cash amounts included in the Company’s accounting records as of December 31, 2016 and 2015. Included in Selling, general and administrative expenses and Interest expense is $9.6 million and $1.4 million, respectively, recorded in the fourth quarter of 2017 to correct for the accounting errors resulting from the discrepancies. Such accounting errors are not considered to be material to the current year or prior year financial statements.
We advised both the United States Securities and Exchange Commission and the United States Department of Justice of the investigation at Clear Media Limited, and we intend to cooperate with both agencies in connection with any investigation that may be conducted in this matter.
The police investigation is on-going, and the Company is not aware of any litigation, claim or assessment pending against the Company related to the matters described above. Based on information known to date, we believe any contingent liabilities arising from potential misconduct that has been or may be identified by the investigations are not material to our consolidated financial statements. In 2017, Clear Media Limited accounted for 9.8% of our net revenue and 9.9% of our consolidated total assets.
The investigation could implicate the books and records, internal controls and anti-bribery provisions of the U.S. Foreign Corrupt Practices Act, which statute and regulations provide for potential monetary penalties as well as criminal and civil sanctions. It is possible that monetary penalties and other sanctions could be assessed on the Company in connection with this matter. The nature and amount of any monetary penalty or other sanctions cannot reasonably be estimated at this time.
ITEM 4.  MINE SAFETY DISCLOSURES
Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following information with respect to our executive officers is presented as of May 3, 2018:

Name	Age	Position
Robert W. Pittman	64	Chairman and Chief Executive Officer
Richard J. Bressler	60	Chief Financial Officer
Scott R. Wells	49	Chief Executive Officer – Clear Channel Outdoor Americas
C. William Eccleshare	62	Chairman and Chief Executive Officer – Clear Channel Outdoor International
Steven J. Macri	49	Senior Vice President – Corporate Finance
Scott D. Hamilton	48	Senior Vice President, Chief Accounting Officer and Assistant Secretary
Robert H. Walls, Jr.	57	Executive Vice President, General Counsel and Secretary
The officers named above serve until their respective successors are chosen and qualified, in each case unless the officer sooner dies, resigns, is removed or becomes disqualified.
Robert W. Pittman is the Chairman and Chief Executive Officer of iHeartMedia, iHeartCommunications and iHeartMedia Capital I, LLC and the Chairman and Chief Executive Officer of the Company. Mr. Pittman was appointed as the Executive Chairman and a director of iHeartMedia and iHeartCommunications on October 2, 2011. He was appointed as Chairman of iHeartMedia and iHeartCommunications on May 17, 2013. He also was appointed as Chairman and Chief Executive Officer and a member of the board of managers of iHeartMedia Capital I, LLC on April 26, 2013. Prior to October 2, 2011, Mr. Pittman served as the Chairman of Media and Entertainment Platforms for iHeartMedia and iHeartCommunications since November 2010. He has been a member of, and an investor in, Pilot Group, a private equity investment company, since April 2003. Mr. Pittman was formerly Chief Operating Officer of AOL Time Warner, Inc. from May 2002 to July 2002. He also served as Co-Chief Operating Officer of AOL Time Warner, Inc. from January 2001 to May 2002, and earlier, as President and Chief Operating Officer of America Online, Inc. from February 1998 to January 2001. Mr. Pittman serves on the boards of numerous charitable organizations, including the Lupus Research Alliance, the Rock and Roll Hall of Fame Foundation and the Robin Hood Foundation, where he has served as past Chairman. Mr. Pittman was selected to serve as a member of our Board because of his service as our Chief Executive Officer, as well as his extensive media experience gained through the course of his career.
Richard J. Bressler is the President, Chief Operating Officer, Chief Financial Officer and Director of iHeartMedia, iHeartMedia Capital I, LLC and iHeartCommunications and the Chief Financial Officer of the Company.  Mr. Bressler was appointed as the Chief Financial Officer and President of iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommunications and the Company on July 29, 2013 and as Chief Operating Officer of iHeartMedia, iHeartMedia Capital I, LLC and iHeartCommunications on February 18, 2015. Prior thereto, Mr. Bressler was a Managing Director at THL. Prior to joining THL, Mr. Bressler was the Senior Executive Vice President and Chief Financial Officer of Viacom, Inc. from 2001 through 2005. He also served as Chairman and Chief Executive Officer of Time Warner Digital Media and, from 1995 to 1999, was Executive Vice President and Chief Financial Officer of Time Warner Inc. Prior to joining Time Inc. in 1988, Mr. Bressler was previously a partner with the accounting firm of Ernst & Young LLP. Mr. Bressler also currently is a director of iHeartMedia, iHeartCommunications and Gartner, Inc., a member of the board of managers of iHeartMedia Capital I, LLC and Mr. Bressler previously served as a member of the board of directors of American Media Operations, Inc., Nielsen Holdings B.V. and Warner Music Group Corp. and as a member of the J.P. Morgan Chase National Advisory Board. Mr. Bressler holds a B.B.A. in Accounting from Adelphi University.
Scott R. Wells is the Chief Executive Officer of Clear Channel Outdoor Americas at each of the iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommunications and the Company and was appointed to this position on March 3, 2015.  Previously, Mr. Wells served as an Operating Partner at Bain Capital since January 2011 and prior to that served as an Executive Vice President at Bain Capital since 2007. Mr. Wells also was one of the leaders of the firm’s operationally focused Portfolio Group. Prior to joining Bain Capital, he held several executive roles at Dell, Inc. (“Dell”) from 2004 to 2007, most recently as Vice President of Public Marketing and On-Line in the Americas. Prior to joining Dell, Mr. Wells was a Partner at Bain & Company, where he focused primarily on technology and consumer-oriented companies. Mr. Wells was a member of our Board from August 2008 until March 2015. He currently serves as a director of Ad Council, the Achievement Network (ANet) and the Outdoor Advertising Association of America (OAAA). He has an M.B.A., with distinction, from the Wharton School of the University of Pennsylvania and a B.S. from Virginia Tech.

C. William Eccleshare is the Chairman and Chief Executive Officer- Clear Channel International at each of iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommunications and the Company and was appointed to this position on March 2, 2015. Prior to such time, he served as Chief Executive Officer – Outdoor of iHeartMedia, iHeartCommunications and the Company since January 24, 2012 and as Chief Executive Officer—Outdoor of iHeartMedia Capital I, LLC on April 26, 2013.  Prior to January 24, 2012, he served as Chief Executive Officer—Clear Channel Outdoor—International of iHeartMedia and iHeartCommunications since February 17, 2011 and as Chief Executive Officer—International of the Company since September 1, 2009.  Previously, he was Chairman and CEO of BBDO EMEA from 2005 to 2009.  Prior thereto, he was Chairman and CEO of Young & Rubicam EMEA since 2002.
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

PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Shares of our Class A common stock trade on the New York Stock Exchange (“NYSE”) under the symbol “CCO.”  There were 147 stockholders of record as of April 24, 2018.  This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.  The following table sets forth, for the calendar quarters indicated, the reported high and low sales prices of our Class A common stock as reported on the NYSE:

	Class A Common Stock Market Price			Class A Common Stock Market Price
	High	Low		High	Low
2017			2016
First Quarter................	$6.20	$4.60	First Quarter................	$4.71	$3.32
Second Quarter...........	6.00	3.55	Second Quarter...........	6.65	4.10
Third Quarter..............	5.20	3.85	Third Quarter..............	7.25	5.84
Fourth Quarter............	4.80	3.80	Fourth Quarter............	6.25	4.90
There is no established public trading market for our Class B common stock.  There were 315,000,000 shares of our Class B common stock outstanding on April 24, 2018.  iHeartCommunications indirectly holds all of the shares of Class B common stock outstanding and 10,726,917 shares of Class A common stock, representing 89.5% of the shares outstanding and approximately 99% of the voting power.  The holders of our Class A common stock and Class B common stock have identical rights, except holders of our Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to 20 votes per share.  The shares of Class B common stock are convertible, at the option of the holder at any time or upon any transfer, into shares of Class A common stock on a one-for-one basis, subject to certain limited exceptions.
Dividend Policy
We do not pay regularly scheduled dividends, and our ability to pay dividends on our common stock is subject to restrictions should we seek to do so in the future. On March 15, 2012, we paid a special dividend in an amount equal to $6.0832 per share to the holders of record of our Class A and Class B common stock at the close of business on March 12, 2012 and, on November 8, 2013, in connection with the settlement of the derivative litigation related to the Due from iHeartCommunications note, we paid a special dividend in an amount equal to $0.5578 per share to the holders of record of our Class A and Class B common stock at the close of business on November 5, 2013.  On August 11, 2014, we paid a special dividend in an amount equal to $0.4865 per share to the holders of record of our Class A and Class B common stock at the close of business on August 4, 2014.  On January 7, 2016, we paid a special dividend in an amount equal to $0.6026 per share to the holders of record of our Class A and Class B common stock at the close of business on January 4, 2016.  On February 4, 2016, we paid a special dividend in an amount equal to $1.4937 per share to the holders of record of our Class A and Class B common stock at the close of business on February 1, 2016. On February 23, 2017 we paid a special dividend in an amount equal to $0.7797 per share to the holders of our Class A and Class B common stock at the close of business on February 20, 2017. On October 5, 2017 we paid a special dividend in an amount equal to $0.0687 per share to the holders of our Class A and Class B common stock at the close of business on October 2, 2017. On October 31, 2017 we paid a special dividend in an amount equal to $0.0687 per share to the holders of our Class A and Class B common stock at the close of business on October 26, 2017. On January 24, 2018 we paid a special dividend in an amount equal to $0.0824 per share to the holders of our Class A and Class B common stock at the close of business on January 19, 2018.
We are a holding company with no independent operations and no significant assets other than the stock of our subsidiaries and the Due from iHeartCommunications note.  We, therefore, are dependent on the receipt of dividends or other distributions from our subsidiaries or repayment by iHeartCommunications of amounts outstanding under the Due from iHeartCommunications note to pay dividends.  On October 19, 2013, in accordance with the terms of the derivative litigation settlement, we established a committee of our board of directors for the specific purpose of monitoring the Due from iHeartCommunications note.  The committee has the non-exclusive authority pursuant to a committee charter to demand repayment under the Due from iHeartCommunications note under certain circumstances related to iHeartCommunications’ liquidity or the amount outstanding under the Due from iHeartCommunications note as long as our board of directors declares a simultaneous dividend equal to the amount so demanded. Any payment pursuant to such demand would be subject to the approval of the Bankruptcy Court.

In addition, the agreements governing our indebtedness contain restrictions on our ability to pay dividends.  If we were to declare and pay cash dividends in the future, holders of our Class A common stock and Class B common stock would share equally, on a per share basis, in any such cash dividend.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Capital” and Note 6 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
Sales of Unregistered Securities
We did not sell any equity securities during 2017 that were not registered under the Securities Act of 1933.
Purchases of Equity Securities
The following table sets forth the purchases made during the quarter ended December 31, 2017 by or on behalf of us or an affiliated purchaser of shares of our Class A common stock registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31	1,458	$4.30	—	$—
November 1 through November 30	—	—	—	—
December 1 through December 31	9,145	3.98	—	—
Total	10,603	$4.03	—	$—

(1)
The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended December 31, 2017 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

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

(In thousands, except per share data)	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Results of Operations Data:
Revenue	$2,591,265	$2,688,884	$2,806,204	$2,961,259	$2,946,190
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,402,765	1,422,058	1,494,902	1,596,888	1,594,728
Selling, general and administrative expenses (excludes depreciation and amortization)	508,637	515,202	531,504	548,519	543,572
Corporate expenses (excludes depreciation and amortization)	143,678	117,436	116,523	131,008	124,483
Depreciation and amortization	325,991	344,124	375,962	406,243	403,170
Impairment charges (1)	4,159	7,274	21,631	3,530	13,150
Other operating income (expense), net	26,391	354,688	(4,824)	7,259	22,979
Operating income	232,426	637,478	260,858	282,330	290,066
Interest expense, net	381,149	374,892	355,669	353,265	352,783
Interest income on Due from iHeartCommunications	68,871	50,309	61,439	60,179	54,210
Loss on Due from iHeartCommunications	(855,648)	—	—	—	—
Gain (loss) on investments, net	(1,045)	531	—	—	(18)
Equity in earnings (loss) of nonconsolidated affiliates	(990)	(1,689)	(289)	3,789	(2,092)
Other income (expense), net	29,800	(70,682)	12,387	15,185	1,016
Income (loss) before income taxes	(907,735)	241,055	(21,274)	8,218	(9,601)
Income tax benefit (expense)	280,218	(76,656)	(49,943)	8,967	(14,543)
Consolidated net income (loss)	(627,517)	164,399	(71,217)	17,185	(24,144)
Less amount attributable to noncontrolling interest	12,199	23,002	24,764	26,709	24,134
Net income (loss) attributable to the Company	$(639,716)	$141,397	$(95,981)	$(9,524)	$(48,278)

(1)
We recorded non-cash impairment charges of $4.2 million, $7.3 million, $21.6 million, $3.5 million and $13.2 million during 2017, 2016, 2015, 2014 and 2013, respectively. Our impairment charges are discussed more fully in Item 8 of Part II of this Annual Report on Form 10-K.

Net income (loss) attributable to the Company per common share:
Basic	$(1.77)	$0.39	$(0.27)	$(0.03)	$(0.13)
Weighted average common shares	361,141	360,294	359,508	358,565	357,662

Diluted	$(1.77)	$0.39	$(0.27)	$(0.03)	$(0.13)
Weighted average common shares	361,141	361,612	359,508	358,565	357,662

(In thousands)	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Current assets	$974,172	$1,341,435	$1,567,697	$1,056,030	$1,214,143
Property, plant and equipment, net	1,395,029	1,412,833	1,627,986	1,905,651	2,081,098
Total assets	4,670,782	5,718,828	6,306,788	6,296,630	6,685,069
Current liabilities	657,512	641,718	920,613	717,829	773,590
Long-term debt, net of current maturities	5,266,153	5,110,020	5,106,513	4,880,526	4,861,357
Stockholders’ equity (deficit)	(1,841,405)	(930,926)	(567,824)	(139,332)	161,537

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
During the first quarter of 2018, we reevaluated our segment reporting and determined that our Latin America operations should be managed by our International outdoor leadership team. As such, beginning January 1, 2018, our Latin American operations will be included in our International outdoor segment. Certain prior period amounts have been reclassified to conform to the 2017 presentation.
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
The significant expenses associated with our operations include direct production, maintenance and installation expenses as well as site lease expenses for land under our displays including revenue-sharing or minimum guaranteed amounts payable under our billboard, street furniture and transit display contracts.  Our direct production, maintenance and installation expenses include costs for printing, transporting and changing the advertising copy on our displays, the related labor costs, the vinyl costs, electricity costs and the costs for cleaning and maintaining our displays.  Vinyl costs vary according to the complexity of the advertising copy and the quantity of displays.  Our site lease expenses include lease payments for use of the land under our displays, as well as any revenue-sharing arrangements or minimum guaranteed amounts payable that we may have with the landlords.  The terms of our site leases and revenue-sharing or minimum guaranteed contracts generally range from one to 20 years.
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
Our International display inventory is typically sold to clients through network packages, with client contract terms typically ranging from one to two weeks with terms of up to one year available as well.  Internationally, contracts with municipal and transit authorities for the right to place our street furniture and transit displays typically provide for terms ranging up to 15 years. The major difference between our International and Americas street furniture businesses is in the nature of the municipal contracts.  In our International business, these contracts typically require us to provide the municipality with a broader range of metropolitan amenities in exchange for which we are authorized to sell advertising space on certain sections of the structures we erect in the public domain.  A different regulatory environment for billboards and competitive bidding for street furniture and transit display contracts, which constitute a larger portion of our business internationally, may result in higher site lease costs in our International business.
Macroeconomic Indicators
Our advertising revenue for our Americas and International segments is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally. According to the U.S. Department of Commerce, estimated U.S. GDP growth for 2017 was 2.3%. Internationally, our results are impacted by fluctuations in foreign currency exchange rates as well as the economic conditions in the foreign markets in which we have operations.
Relationship with iHeartCommunications
There are several agreements which govern our relationship with iHeartCommunications including the Master Agreement, Corporate Services Agreement, Employee Matters Agreement, Tax Matters Agreement and Trademark and License Agreement (collectively, the "Intercompany Agreements").  iHeartCommunications has the right to terminate these agreements in various circumstances.  As of the date of the filing of this Annual Report on Form 10-K, no notice of termination of any of these agreements has been received from iHeartCommunications.  Our agreements with iHeartCommunications continued under the same terms and conditions subsequent to iHeartCommunications’ merger.
On March 14, 2018, iHeartMedia, the indirect parent of the Company which owns approximately 89.5% of the Company's outstanding common stock, and certain of its subsidiaries (collectively, the “Debtors”), filed voluntary petitions for reorganization (the “iHeart Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). The Company and its direct and indirect subsidiaries did not file voluntary petitions for reorganization under the Bankruptcy Code and are not Debtors in the iHeart Chapter 11 Cases.
Our board of directors has established a Special Committee to consider and review certain transactions between iHeartCommunications and us in connection with the iHeart Chapter 11 Cases. We have consented to, and the Bankruptcy Court has entered a final order approving, iHeartCommunications' continuing to provide services pursuant to the Corporate Services Agreement during the iHeart Chapter 11 Cases. We expect iHeartCommunications to continue to provide services to us pursuant to the Corporate Services Agreement in the ordinary course of business, until it emerges from Chapter 11 or such arrangements are otherwise addressed through the iHeart Chapter 11 Cases.
On March 16, 2018, iHeartMedia and the other Debtors entered into a Restructuring Support Agreement (the “iHeart RSA”) with certain creditors and equityholders. The iHeart RSA contemplates that our business will be separated from iHeartCommunications at the conclusion of the iHeartMedia Chapter 11 Cases. The terms and conditions of the separation will be set forth in a plan of reorganization and approved by the Bankruptcy Court. While we cannot predict at this time the outcome of iHeartCommunications’ efforts to restructure its indebtedness, we currently expect that the plan of reorganization will provide for the termination, modification or replacement of the Intercompany Agreements.
In accordance with the Master Agreement, our branch managers follow a corporate policy allowing iHeartCommunications to use, without charge, Americas’ displays they believe would otherwise be unsold.  iHeartCommunications bears the cost of producing the advertising and we bear the costs of installing and removing this advertising.

Under the Corporate Services Agreement, iHeartCommunications provides management services to us.  These services are charged to us based on actual direct costs incurred or allocated by iHeartCommunications based on headcount, revenue or other factors on a pro rata basis.  For the years ended December 31, 2017, 2016 and 2015, we recorded approximately $68.7 million, $36.0 million and $30.1 million, respectively, as a component of corporate expenses for these services.
The Trademark and License Agreement entitles us to use (1) on a nonexclusive basis, the "Clear Channel" trademark and the Clear Channel "outdoor" trademark logo with respect to day-to-day operations of our business worldwide and on the Internet, and (2) certain other Clear Channel marks in connection with our business. On February 9, 2017, we entered into a binding option and letter of intent with iHeartMedia granting us a binding option to purchase at fair value the registered trademarks and domain names owned by iHeartMedia and its subsidiaries that incorporate one or more of the words "Clear" and/or "Channel," and any translations or derivations of any of the foregoing, together with any goodwill associated therewith. This option is exercisable in our sole and absolute discretion at any time between February 23, 2018 and February 23, 2019. For the year ended December 31, 2017, management service expenses included $36.8 million pursuant to the Trademark License Agreement.
As of December 31, 2017, iHeartCommunications' and its subsidiaries held 10,726,917 shares of the Company's Class A common stock and all of the Company's class B common stock, which represented 89.5% of the outstanding shares of the Company's common stock on a fully-diluted basis.
Executive Summary
The key developments in our business for the year ended December 31, 2017 are summarized below:

•
Consolidated revenue decreased $97.6 million during 2017 compared to 2016. Excluding a $8.6 million impact from movements in foreign exchange rates, consolidated revenue decreased $106.2 million during 2017 compared to 2016.

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

•
On November 29, 2017, the “Due from iHeartCommunications” note was amended to extend its maturity from December 15, 2017 to May 15, 2019. The note's interest rate was also amended and increased from 6.5% to 9.3%.

•	In October 2017, we made demands for repayment of $50.0 million outstanding under the Due from iHeartCommunications Note and simultaneously paid special cash dividends of $50.0 million.

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

RESULTS OF OPERATIONS
Consolidated Results of Operations
The comparison of our historical results of operations for the year ended December 31, 2017 to the year ended December 31, 2016 is as follows:

(In thousands)	Years Ended December 31,		%
	2017	2016	Change
Revenue	$2,591,265	$2,688,884	(3.6)%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,402,765	1,422,058	(1.4)%
Selling, general and administrative expenses (excludes depreciation and amortization)	508,637	515,202	(1.3)%
Corporate expenses (excludes depreciation and amortization)	143,678	117,436	22.3%
Depreciation and amortization	325,991	344,124	(5.3)%
Impairment charges	4,159	7,274	(42.8)%
Other operating income, net	26,391	354,688	(92.6)%
Operating income	232,426	637,478	(63.5)%
Interest expense	381,149	374,892
Interest income on Due from iHeartCommunications	68,871	50,309
Loss on Due from iHeartCommunications	(855,648)	—
Gain (loss) on investments, net	(1,045)	531
Equity in loss of nonconsolidated affiliates	(990)	(1,689)
Other income (expense), net	29,800	(70,682)
Income (loss) before income taxes	(907,735)	241,055
Income tax benefit (expense)	280,218	(76,656)
Consolidated net income (loss)	(627,517)	164,399
Less amount attributable to noncontrolling interest	12,199	23,002
Net income (loss) attributable to the Company	$(639,716)	$141,397
Consolidated Revenue
Consolidated revenue decreased $97.6 million during 2017 compared to 2016. Excluding an $8.6 million impact from movements in foreign exchange rates, consolidated revenue decreased $106.2 million during 2017 compared to 2016. The decrease in consolidated revenue is primarily due to the sales of our businesses in Australia and Turkey in 2016 and Canada in 2017, which generated revenue of $13.7 million and $149.4 million in the years ended December 31, 2017 and 2016, respectively. This decrease was partially offset by revenue growth in our International business as a result of new contracts and digital expansion.
Consolidated Direct Operating Expenses
Consolidated direct operating expenses decreased $19.3 million during 2017 compared to 2016. Excluding the $4.0 million impact from movements in foreign exchange rates, consolidated direct operating expenses decreased $23.3 million during 2017 compared to 2016 due to the sales of our businesses in Australia and Turkey in 2016 and Canada in 2017. This decrease was partially offset by higher site lease expense related to new contracts.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses decreased $6.6 million during 2017 compared to 2016. Excluding the $2.8 million impact from movements in foreign exchange rates, consolidated SG&A expenses decreased $9.4 million during 2017 compared to 2016. SG&A expenses were lower primarily due to the sales of our businesses in Australia and Turkey in 2016 and Canada in 2017.
Corporate Expenses
Corporate expenses increased $26.2 million during 2017 compared to 2016. Excluding the $1.4 million impact from movements in foreign exchange rates, corporate expenses increased $27.6 million during 2017 compared to 2016 primarily due to the $36.7 million trademark license fee paid to iHeartMedia, Inc. (see Note 6 to our Consolidated Financial Statements located in Part II of this Annual Report on Form 10-K). The increase in Corporate expenses is partially offset by a decrease in executive and share-based compensation expense.
Revenue and Efficiency Initiatives
Included in the amounts for direct operating expenses, SG&A and corporate expenses discussed above are expenses of $11.2 million and $13.0 million incurred in 2017 and 2016, respectively, in connection with our strategic revenue and efficiency initiatives. The costs were incurred to improve revenue growth, enhance yield, reduce costs, and organize each business to maximize performance and profitability.  These costs consist primarily of severance related to workforce initiatives, consolidation of locations and positions, consulting expenses and other costs incurred in connection with streamlining our businesses. These costs are expected to provide benefits in future periods as the initiative results are realized.  Of these costs for 2017, $1.8 million are reported within direct operating expenses, $8.5 million are reported within SG&A and $0.9 million are reported within corporate expense.  In 2016, such costs totaled $2.7 million, $7.7 million, and $2.6 million, respectively.
Depreciation and Amortization
Depreciation and amortization decreased $18.1 million during 2017 compared to 2016 primarily due to the sale of the Australia and Turkey businesses and assets becoming fully depreciated or fully amortized.
Impairment Charges
We perform our annual impairment test on our goodwill, billboard permits, and other intangible assets as of July 1 of each year.  In addition, we test for impairment of property, plant and equipment whenever events and circumstances indicate that depreciable assets might be impaired.  As a result of these impairment tests, during 2017, we recorded an impairment charge of $1.6 million during 2017 related to goodwill in one International business. In addition, the Company recognized an impairment of $2.6 million during 2017 in relation to advertising assets that were no longer usable in one country in our International segment.   During 2016, we recognized a $7.3 million impairment related to goodwill in one International business.  Please see Note 2 to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for a further description of the impairment charges.
Other Operating Income, Net
Other operating income, net of $26.4 million in 2017 primarily related to the sale in the first quarter of 2017 of the Americas' Indianapolis market in exchange for cash and certain assets in Atlanta, Georgia, resulting in a net gain of $28.9 million, and the $6.8 million gain recognized on the sale of our ownership interest in a joint venture in Belgium during the second quarter of 2017. These gains were partially offset by the $12.1 million loss on the sale in the third quarter 2017 of our Canada business.
Other operating income, net of $354.7 million in 2016 primarily related to the net gain of $278.3 million on sale of nine non-strategic U.S. markets in the first quarter of 2016 and the net gain of $127.6 million on sale of our business in Australia in the fourth quarter of 2016, partially offset by the $56.6 million loss, which includes $32.2 million in cumulative translation adjustments, on the sale of our business in Turkey in the second quarter of 2016.
Interest Expense
Interest expense increased $6.3 million in 2017 compared to 2016, due primarily to new debt issuances.
Interest Income on Due From iHeartCommunications
The terms of the Due from iHeartCommunications Note provide that any balance above $1.0 billion continues to accrue interest at a rate of 20.0%, while the balance up to $1.0 billion accrues interest at a rate of 9.3% (prior to the amendment to the terms of the Due from iHeartCommunications note on November 29, 2017, the Note accrued interest at 6.5%). Interest income increased $18.6 million during 2017 compared to 2016, primarily due to a higher average outstanding balance on the Due from iHeartCommunications Note, including the impact of the amounts over $1.0 billion accruing interest at 20.0%.
Loss on Due from iHeartCommunications
Loss on Due from iHeartCommunications included the $855.6 million impairment of the Due from iHeartCommunications Note, which was recorded as a result of the Chapter 11 bankruptcy protection filed by iHeartCommunications.
Gain (loss) on Investments, net
Loss on investments, net was $1.0 million for 2017. Gain on investments, net was $0.5 million for 2016.
Equity in Loss of Nonconsolidated Affiliates

Equity in loss of nonconsolidated affiliates of $1.0 million and $1.7 million for 2017 and 2016, respectively, included the loss from our equity investments in our Americas and International segments.
Other Income (Expense), Net
Other income was $29.8 million for 2017. Other expense was $70.7 million for 2016. These amounts relate primarily to net foreign exchange gains and losses recognized in connection with intercompany notes denominated in foreign currencies.
Income Tax Expense
Our operations are included in a consolidated income tax return filed by iHeartMedia.  However, for our financial statements, our provision for income taxes was computed as if we file separate consolidated federal income tax returns with our subsidiaries.
On December 22, 2017, the U.S. government enacted comprehensive income tax legislation, referred to as The Tax Cuts and Jobs Act (the Tax Act). The Tax Act reduces the U.S. federal corporate tax rate from 35% percent to 21% effective January 1, 2018, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new U.S. taxes on certain foreign earnings. To account for the reduction in the U.S. federal corporate income tax rate, we remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, generally 21% percent. To determine the impact from the one-time transition tax on accumulated foreign earnings, we analyzed our cumulative foreign earnings and profits in accordance with the rules provided in the Tax Act. Based upon our preliminary analysis which is not yet complete, we have not recorded income tax expense in the current period for the one-time transition tax due to the net accumulated deficit in our foreign earnings and profits.
The effective tax rate for 2017 was 30.9% and was primarily impacted by the $228.0 million provisional deferred tax benefit recorded in connection with the reduction of the U.S. federal corporate income tax rate to 21% upon enactment of the Tax Act mentioned above.
The effective tax rate for 2016 was 31.8% and was primarily impacted by the deferred tax benefits recorded in the current period for the release of valuation allowances in the U.S. and France. The release of the valuation allowance of $32.9 million in the U.S. was primarily due to the taxable income generated from the sale of nine non-strategic U.S. outdoor markets during the first quarter of 2016 and the release of valuation allowance in France of $43.3 million was due to positive evidence that existed related to the Company’s ability to utilize certain net operating loss carryforwards in the future. The deferred tax benefits described above were partially offset by $54.7 million in tax expense attributable to the sale of our business in Australia during the period.`
Americas Results of Operations
Our Americas operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2017	2016	Change
Revenue	$1,256,326	$1,278,413	(1.7)%
Direct operating expenses	574,113	570,310	0.7%
SG&A expenses	219,467	225,415	(2.6)%
Depreciation and amortization	189,707	185,654	2.2%
Operating income	$273,039	$297,034	(8.1)%
Americas revenue decreased $22.1 million during 2017 compared to 2016. Excluding the $3.8 million impact from movements in foreign exchange rates, Americas revenue decreased $25.9 million during 2017 compared to 2016. The decrease in revenue was primarily due to the $17.9 million impact resulting from the sales of non-strategic outdoor markets during the first quarter of 2016 and our Canadian business in the third quarter of 2017. The impact of exchanging our Indianapolis market for cash and assets in Atlanta in the first quarter of 2017 also contributed to the decrease in revenue. These decreases were partially offset by higher revenue from new and existing airport contracts.
Americas direct operating expenses increased $3.8 million during 2017 compared to 2016. Excluding the $1.9 million impact from movements in foreign exchange rates, Americas direct operating expenses increased $1.9 million during 2017 compared to 2016. The increase in direct operating expenses was driven primarily by higher site lease expenses related to new and existing airport contracts and print displays, partially offset by the $13.2 million decrease in expense due to the impact of the sales of non-strategic outdoor markets during the first quarter of 2016 and our Canadian business in the third quarter of 2017. Americas SG&A expenses decreased $5.9 million during 2017 compared to 2016. Excluding the $1.0 million impact from movements in foreign exchange rates, Americas SG&A expenses decreased $6.9 million during 2017 compared to 2016. The decrease in SG&A expenses was primarily due to lower bad debt expense and the $2.5 million impact resulting from the sales of non-strategic outdoor markets in the first quarter of 2016 and the sale of our Canadian business in the third quarter of 2017, and the exchange of outdoor markets in the first quarter of 2017.
International Results of Operations
Our International operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2017	2016	Change
Revenue	$1,334,939	$1,410,471	(5.4)%
Direct operating expenses	828,652	851,748	(2.7)%
SG&A expenses	289,170	289,787	(0.2)%
Depreciation and amortization	131,224	152,758	(14.1)%
Operating income	$85,893	$116,178	(26.1)%
International revenue decreased $75.5 million during 2017 compared to 2016. Excluding the $4.9 million impact from movements in foreign exchange rates, International revenue decreased $80.4 million during 2017 compared to 2016. The decrease in revenue is due to a $117.8 million decrease in revenue resulting from the sale of our businesses in Australia and Turkey in 2016. This was partially offset by growth across other markets including Spain, the United Kingdom, Switzerland and China, primarily from new contracts and digital expansion.
International direct operating expenses decreased $23.1 million during 2017 compared to 2016. Excluding the $2.0 million impact from movements in foreign exchange rates, International direct operating expenses decreased $25.1 million during 2017 compared to 2016. The decrease was driven by a $70.3 million decrease in direct operating expenses resulting from the 2016 sales of our businesses in Australia and Turkey, partially offset by higher site lease and production expenses primarily in countries experiencing revenue growth. International SG&A expenses decreased $0.6 million during 2017 compared to 2016. Excluding the $1.7 million impact from movements in foreign exchange rates, International SG&A expenses decreased $2.3 million during 2017 compared to 2016. The decrease in SG&A expenses was primarily due to a $22.6 million decrease resulting from the sale of our businesses in Australia and Turkey, partially offset by higher spending related to growth in certain countries. Included within SG&A expenses is $9.6 million recorded in the fourth quarter of 2017 to correct for accounting errors related to the misappropriation of cash identified at our China subsidiary. Such corrections are not considered to be material to the current year or prior year financial results.
Depreciation and amortization decreased $21.5 million primarily due to the sale of our businesses in Australia and Turkey in 2016 and assets becoming fully depreciated or fully amortized.

Consolidated Results of Operations
The comparison of our historical results of operations for the year ended December 31, 2016 to the year ended December 31, 2015 is as follows:

(In thousands)	Years Ended December 31,		%
	2016	2015	Change
Revenue	$2,688,884	$2,806,204	(4.2)%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,422,058	1,494,902	(4.9)%
Selling, general and administrative expenses (excludes depreciation and amortization)	515,202	531,504	(3.1)%
Corporate expenses (excludes depreciation and amortization)	117,436	116,523	0.8%
Depreciation and amortization	344,124	375,962	(8.5)%
Impairment charges	7,274	21,631	(66.4)%
Other operating (expense) income, net	354,688	(4,824)	(7,452.6)%
Operating income	637,478	260,858	144.4%
Interest expense	374,892	355,669
Interest income on Due from iHeartCommunications	50,309	61,439
Loss on investments, net	531	—
Equity in earnings (loss) of nonconsolidated affiliates	(1,689)	(289)
Other income, net	(70,682)	12,387
Income (loss) before income taxes	241,055	(21,274)
Income tax benefit (expense)	(76,656)	(49,943)
Consolidated loss	164,399	(71,217)
Less amount attributable to noncontrolling interest	23,002	24,764
Net loss attributable to the Company	$141,397	$(95,981)
Consolidated Revenue
Consolidated revenue decreased $117.3 million during 2016 compared to 2015. Excluding a $47.6 million impact from movements in foreign exchange rates, consolidated revenue decreased $69.7 million during 2016 compared to 2015. The decrease in consolidated revenue is primarily due to the sale of certain U.S. markets and International businesses which generated $248.9 million in revenue in 2015 and $123.5 million in 2016. This decrease was partially offset by revenues from new digital assets and new contracts.
Consolidated Direct Operating Expenses
Consolidated direct operating expenses decreased $72.8 million during 2016 compared to 2015. Excluding the $29.0 million impact from movements in foreign exchange rates, consolidated direct operating expenses decreased $43.8 million during 2016 compared to 2015. Lower direct operating expenses was primarily due to the sale of certain U.S. markets and International businesses.
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
Corporate Expenses
Corporate expenses increased $0.9 million during 2016 compared to 2015. Excluding the $4.1 million impact from movements in foreign exchange rates, corporate expenses increased $5.0 million during 2016 compared to 2015 primarily resulting from higher litigation costs and higher expenses related to non-cash compensation plans.

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

The effective tax rate for 2016 was 31.8% and was primarily impacted by the deferred tax benefits recorded in the current period for the release of valuation allowances in the U.S. and France. The release of the valuation allowance of $32.9 million in the U.S. was primarily due to the taxable income generated from the sale of nine non-strategic U.S. outdoor markets during the first quarter of 2016 and the release of valuation allowance in France of $43.3 million was due to positive evidence that existed related to the Company’s ability to utilize certain net operating loss carryforwards in the future. The deferred tax benefits described above were partially offset by $54.7 million in tax expense attributable to the sale of our business in Australia during the period.
The effective tax rate for 2015 was (234.7)% and was primarily impacted by the $32.9 million valuation allowance recorded during the period as additional deferred tax expense. The valuation allowance was recorded against a portion of the U.S. Federal and State net operating losses due to the uncertainty of the ability to utilize those losses in future periods.  Additionally, the Company recorded additional taxes due to the inability to benefit from losses in certain foreign jurisdictions.
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
Americas direct operating expenses decreased $27.1 million during 2016 compared to 2015. Excluding the $3.6 million impact from movements in foreign exchange rates, Americas direct operating expenses decreased $23.5 million during 2016 compared to 2015. The decrease in direct operating expenses was driven by a $35.4 million decrease in direct operating expenses resulting from the sale of the nine non-strategic markets in the first quarter of 2016, partially offset by higher site lease expenses related to new airport contracts. Americas SG&A expenses decreased $7.8 million during 2016 compared to 2015. Excluding the $2.1 million impact from movements in foreign exchange rates, Americas SG&A expenses decreased $5.7 million during 2016 compared to 2015. This decrease was due to a $20.4 million decrease in SG&A expenses resulting from the sale of the nine non-strategic U.S. markets in the first quarter of 2016, partially offset by higher variable compensation expense related to higher revenues.
Depreciation and amortization decreased $18.9 million. Excluding the $0.8 million impact from movements in foreign exchange rates, depreciation and amortization decreased $18.1 million primarily due to the sale of the nine non-strategic U.S. markets in the first quarter of 2016 and assets becoming fully depreciated or fully amortized.
International Results of Operations
Our International operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2016	2015	Change
Revenue	$1,410,471	$1,457,183	(3.2)%
Direct operating expenses	851,748	897,520	(5.1)%
SG&A expenses	289,787	298,250	(2.8)%
Depreciation and amortization	152,758	166,060	(8.0)%
Operating income	$116,178	$95,353	21.8%

International revenue decreased $46.7 million during 2016 compared to 2015. Excluding the $39.9 million impact from movements in foreign exchange rates, International revenue decreased $6.8 million during 2016 compared to 2015. The decrease in revenue is due to a $22.7 million decrease in revenue resulting from the sale of our businesses in Turkey and Australia in the second and fourth quarters of 2016, respectively, as well as lower revenue in the United Kingdom as a result of the London bus shelter contract not being renewed. These decreases were partially offset by growth across most of our markets including China, Spain, Sweden, France and Belgium, primarily from new digital assets and new contracts.
International direct operating expenses decreased $45.8 million during 2016 compared to 2015. Excluding the $25.4 million impact from movements in foreign exchange rates, International direct operating expenses decreased $20.4 million during 2016 compared to 2015. The decrease was driven by a $14.6 million decrease in direct operating expenses resulting from the sale of our businesses in Turkey and Australia and lower rent expense due to lower revenue in the United Kingdom as a result of the London bus shelter contract not being renewed. These decreases were partially offset by higher site lease and production expenses in countries experiencing revenue growth. International SG&A expenses decreased $8.5 million during 2016 compared to 2015. Excluding the $7.8 million impact from movements in foreign exchange rates, International SG&A expenses decreased $0.7 million during 2016 compared to 2015. The decrease in SG&A expenses was primarily due to a $3.0 million decrease resulting from the sale of our businesses in Turkey and Australia, partially offset by higher variable compensation expenses.
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
Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Years Ended December 31,
	2017	2016	2015
Americas	$273,039	297,034	313,871
International	85,893	116,178	95,353
Impairment charges	(4,159)	(7,274)	(21,631)
Corporate and other (1)	(148,738)	(123,148)	(121,911)
Other operating income (expense), net	26,391	354,688	(4,824)
Consolidated operating income	$232,426	$637,478	$260,858

(1)	Corporate and other includes expenses related to Americas and International and as well as overall executive, administrative and support functions.
Share-Based Compensation Expense
As of December 31, 2017, there was $13.0 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  Based on the terms of the award agreements, this cost is expected to be recognized over a weighted average period of approximately three years.
Share-based compensation expenses are recorded in corporate expenses and were $9.6 million, $10.3 million and $8.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the years ended December 31, 2017, 2016 and 2015.

(In thousands)	Years Ended December 31,
	2017	2016	2015
Cash provided by (used for):
Operating activities	$147,588	$310,293	$298,933
Investing activities	$(175,901)	$551,499	$(257,725)
Financing activities	$(379,513)	$(726,499)	$199,054
Operating Activities
2017
Cash provided by operating activities was $147.6 million in 2017 compared to $310.3 million of cash provided in 2016.  Our consolidated net loss included $840.0 million of non-cash items in 2017.  Our consolidated net income in 2016 included $121.4 million of non-cash items. Non-cash items affecting our net loss include impairment charges, depreciation and amortization, deferred taxes, provision for doubtful accounts, amortization of deferred financing charges and note discounts, net, share-based compensation, gain on disposal of operating and fixed assets, loss on Due from iHeartCommunications, (gain) loss on investments, equity in loss of nonconsolidated affiliates and other reconciling items, net as presented on the face of the consolidated statement of cash flows. The decrease in cash provided by operating activities is primarily attributed to lower operating income as well as changes in working capital balances, particularly accounts receivable at our International business, which was impacted by slower collections.
2016
Cash provided by operating activities was $310.3 million in 2016 compared to $298.9 million of cash provided in 2015.  Our consolidated net income included $121.4 million of non-cash items in 2016.  Our consolidated net loss in 2015 included $412.9 million of non-cash items. Non-cash items affecting our net loss include impairment charges, depreciation and amortization, deferred taxes, provision for doubtful accounts, amortization of deferred financing charges and note discounts, net, share-based compensation, gain on disposal of operating and fixed assets, equity in (earnings) loss of nonconsolidated affiliates and other reconciling items, net as presented on the face of the consolidated statement of cash flows.  The increase in cash provided by operating activities is primarily attributed to changes in working capital balances, particularly accounts receivable, which was driven primarily by lower revenues and improved collections, partially offset by an increase in cash paid for interest.
2015
Cash provided by operating activities was $298.9 million in 2015 compared to $348.4 million of cash provided in 2014.  Our consolidated net loss included $412.9 million of net non-cash items in 2015.  Our consolidated net loss in 2014 included $373.6 million of net non-cash items. Non-cash items affecting our net loss include impairment charges, depreciation and amortization, deferred taxes, provision for doubtful accounts, amortization of deferred financing charges and note discounts, net, share-based compensation, gain on disposal of operating and fixed assets, gain on marketable securities, equity in (earnings) loss of nonconsolidated affiliates, loss on extinguishment of debt, and other reconciling items, net as presented on the face of the consolidated statement of cash flows.  The decrease in cash provided by operating activities is primarily attributed to a decrease in net income as well as changes in working capital balances, particularly accounts receivable.
Investing Activities
2017
Cash used for investing activities of $175.9 million during 2017 reflected our capital expenditures of $224.2 million.  We spent $74.6 million in our Americas segment primarily related to the construction of new advertising structures such as digital displays, $146.4 million in our International segment primarily related to street furniture advertising and digital billboard structures, and $3.2 million by Corporate primarily related to equipment and software. This cash usage was partially offset by $72.0 million of net cash proceeds from the disposals of assets.

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
Financing Activities
2017
Cash used for financing activities of $379.5 million during 2017 primarily reflected cash dividends paid in the aggregate amount of $332.8 million and net transfers of $181.9 million in cash to iHeartCommunications, which represents the activity in the “Due from iHeartCommunications” account, partially offset by proceeds from the issuance by CCIBV of $150.0 million of additional 8.75% Senior Notes due 2020, which were issued at a premium, resulting in $156.0 million in proceeds.
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
Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, cash flow from operations, cash from the intercompany arrangement with iHeartComunications described below and our senior revolving credit facility.  As of December 31, 2017, we had $144.1 million of cash on our balance sheet, including $119.0 million of cash held outside the U.S. by our subsidiaries, a portion of which is held by non-wholly owned subsidiaries or is otherwise subject to certain restrictions and not readily accessible to us.  Excess cash from our foreign operations may be transferred to our operations in the United States if needed to fund operations in the United States, subject to the foreseeable cash needs of our foreign operations and the mutual agreement of iHeartCommunications and us.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the U.S., we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes as a result of significant deficits, as calculated for tax law purposes, in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital. Additionally, as a result of U.S. tax reform, future dividend distributions from our international subsidiaries are exempt from U.S. federal income tax beginning January 1, 2018.
Our primary uses of liquidity are for our working capital, capital expenditure, debt service, dividends and other funding requirements.  Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations, cash from the intercompany arrangement with iHeartCommunications described below and borrowing capacity under our senior revolving credit facility will enable us to meet our working capital, capital expenditure, debt service, dividends and other funding requirements, including the debt service on the CCWH Senior Notes, the CCWH Subordinated Notes and the CCIBV Senior Notes, for at least the next 12 months.  We believe our long-term plans, which include promoting outdoor media spending, capitalizing on our diverse geographic and product opportunities and the continued deployment of digital displays, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements long term.  However, our anticipated results are subject to significant uncertainty. Our ability to fund our working capital, capital expenditures, debt service, special dividend and other obligations depends on our future operating performance and cash from operations.  If our future operating performance does not meet our expectations or our plans materially change in an adverse manner or prove to be materially inaccurate, we may need additional financing.  We may not be able to secure any such additional financing on terms favorable to us or at all.
During the fourth quarter of 2016, we sold our business in Australia for cash proceeds of $195.7 million, net of cash retained by the purchaser and closing costs. In January 2017, we sold our Indianapolis, Indiana outdoor market in exchange for certain assets in Atlanta, Georgia, plus approximately $43.1 million in cash, net of closing costs. On February 23, 2017, we paid a special cash dividend to our stockholders of $282.5 million using proceeds from the sales of certain non-strategic U.S. markets and of our business in Australia. iHeartCommunications received 89.9% or approximately $254.0 million, of the dividend, with the remaining 10.1%, or approximately $28.5 million, paid to our public stockholders. On August 14, 2017, CCIBV, our indirect subsidiary, issued $150.0 million in aggregate principal amount of 8.75% Senior Notes due 2020, as additional notes under the indenture governing CCIBV's existing 8.75% Senior Notes due 2020. Partially as a result of these transactions, our cash flows from operations have decreased due to lower revenues and higher interest expense. On October 5, 2017, we made a demand for repayment of $25.0 million outstanding under the Due from iHeartCommunications Note and simultaneously paid a special cash dividend of $25.0 million. iHeartCommunications received approximately 89.5%, or approximately $22.4 million, of the proceeds of the dividend through its wholly-owned subsidiaries, with the remaining approximately 10.5%, or approximately $2.6 million, of the proceeds of the dividend paid to our public stockholders. On October 31, 2017, we made a demand for repayment of $25.0 million outstanding under the Due from iHeartCommunications Note and simultaneously paid a special cash dividend of $25.0 million. iHeartCommunications received approximately 89.5%, or approximately $22.4 million, of the proceeds of the dividend through its wholly-owned subsidiaries, with the remaining approximately 10.5%, or approximately $2.6 million, of the proceeds of the dividend paid to our public stockholders. On January 24, 2018, we made a demand for repayment of $30.0 million outstanding under the Due from iHeartCommunications Note and simultaneously paid a special cash dividend of $30.0 million. iHeartCommunications received approximately 89.5%, or approximately $26.8 million, of the proceeds of the dividend through its wholly-owned subsidiaries, with the remaining approximately 10.5%, or approximately $3.2 million, of the proceeds of the dividend paid to our public stockholders. The payment of these special dividends reduces the amount of cash available to us for future working capital, capital expenditure, debt service and other funding requirements. Future special cash dividends will be dependent upon, among other things, our having sufficient available cash.
Historically, repayments of amounts outstanding under the Due from iHeartCommunications Note has been a source of liquidity for us. On March 14, 2018, iHeartMedia, iHeartCommunications and certain of iHeartMedia's direct and indirect domestic subsidiaries, not including the Company or any of its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Texas, Houston Division. It is still early in the iHeart Chapter 11 Cases, and we cannot predict at this time the outcome of iHeartCommunications' efforts to restructure its indebtedness. As an unsecured creditor of iHeartCommunications, we do not expect that we will be able to recover all of the amounts owed to us under the Due from iHeartCommunications Note upon the implementation of any plan of reorganization that is ultimately accepted by the requisite creditors and approved by the Bankruptcy Court. Consequently, the amounts owed under the Due from iHeartCommunications Note may not continue to be a source of liquidity for us in the future.
The settlement of the Due from iHeartCommunications Note is expected to be addressed in the plan of reorganization in the iHeart Chapter 11 Cases. See "--Promissory Notes with iHeartCommunications."
iHeartCommunications provides the day-to-day cash management services for our cash activities and balances in the U.S. We do not have any material committed external sources of capital other than iHeartCommunications, and iHeartCommunications is not required to provide us with funds to finance our working capital or other cash requirements. We have no access to the cash transferred from us to iHeartCommunications under the cash management arrangement. As of December 31, 2017, iHeartCommunications had $267.1 million recorded as “Cash and cash equivalents” on its consolidated balance sheets, of which $144.1 million was held by us and our subsidiaries. Pursuant to a final order entered by the Bankruptcy Court, as of March 14, 2018, the actual pre-iHeart bankruptcy balance of the Due from iHeartCommunications Note is frozen, and following March 14, 2018, intercompany allocations that would have been reflected in adjustments to the balance of the Due from iHeartCommunications Note are instead reflected in a new intercompany balance that accrues interest at a rate equal to the interest under the Due from iHeart Communications Note. As a result, iHeartCommunications is continuing to provide the day-to-day cash management services for us during the iHeart Chapter 11 Cases and we expect it to continue to do so until such arrangements are addressed through the iHeart Chapter 11 Cases. We are an unsecured creditor of iHeartCommunications with respect to amounts owed under the Due from iHeartCommunications Note. It is still early in the iHeart Chapter 11 Cases, and we cannot predict at this time the outcome of iHeartCommunications' efforts to restructure its indebtedness. We do not expect to recover all of the amounts owed to us under the Due from iHeartCommunications Note upon the implementation of any plan of reorganization that is ultimately accepted by the requisite majority of creditors and approved by the Bankruptcy Court. If we do not recognize the expected recovery under the Due from iHeartCommunications Note, or if we cannot generate sufficient liquidity from our operations or other sources on a timely basis, we could experience a liquidity shortfall. In addition, any repayments that we received on the Due from iHeartCommunications Note during the one-year preference period prior to the filing of the iHeart Chapter 11 Cases may potentially be avoidable as a preference and subject to recovery by the iHeartCommunications bankruptcy estate, which could further exacerbate any liquidity shortfall.
We were in compliance with the covenants contained in our material financing agreements as of December 31, 2017.  Our ability to comply with the maintenance covenant in our senior secured credit facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions.
On August 14, 2017, CCIBV, our indirect subsidiary, issued an additional $150.0 million in aggregate principal amount of its 8.75% Senior Notes due 2020 (the “New CCIBV Notes”). The New CCIBV Notes were issued as additional notes under the indenture governing CCIBV’s existing 8.75% Senior Notes due 2020 and were issued at a premium, resulting in $156.0 million in proceeds.  The New CCIBV Notes mature on December 15, 2020 and bear interest at a rate of 8.75% per annum, payable semi-annually in arrears on June 15 and December 15 of each year.
We frequently evaluate strategic opportunities both within and outside our existing lines of business.  We expect from time to time to dispose of certain businesses and may pursue acquisitions.  These dispositions or acquisitions could be material.
Sources of Capital
As of December 31, 2017 and 2016, we had the following debt outstanding, cash and cash equivalents and amounts due from iHeartCommunications:

	December 31,
(In millions)	2017	2016
Clear Channel Worldwide Holdings Senior Notes due 2022	$2,725.0	$2,725.0
Clear Channel Worldwide Holdings Senior Subordinated Notes due 2020	2,200.0	2,200.0
Senior Revolving Credit Facility due 2018(1)	—	—
Clear Channel International B.V. Senior Notes due 2020	375.0	225.0
Other debt	2.4	14.8
Original issue discount	(0.2)	(6.7)
Long-term debt fees	(35.5)	(41.1)
Total debt	5,266.7	5,117.0
Less: Cash and cash equivalents	144.1	542.0
Less: Due from iHeartCommunications	212.0	885.7
	$4,910.6	$3,689.3
(1) The senior revolving credit facility provides for borrowings up to $75.0 million (the revolving credit commitment). As of December 31, 2017, we had $71.2 million of letters of credit outstanding, and $3.8 million of availability, under the senior revolving credit facility.
We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities.  Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Promissory Notes with iHeartCommunications
We maintain accounts that represent net amounts due to or from iHeartCommunications, which are recorded as “Due from iHeartCommunications” on our consolidated balance sheets.  On November 29, 2017, we amended the Due from iHeartCommunications Note to extend the maturity date to May 15, 2019 and to increase the interest rate from 6.5% to 9.3%. The accounts represent our revolving promissory note issued by us to iHeartCommunications and the revolving promissory note issued by iHeartCommunications to us, in each case in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances.  The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand or when they mature on May 15, 2019.  Included in the accounts are the net activities resulting from day-to-day cash management services provided by iHeartCommunications.  Such day-to-day cash management services relate only to our cash activities and balances in the U.S. and exclude any cash activities and balances of our non-U.S. subsidiaries.  As of December 31, 2017 and December 31, 2016, the asset recorded in “Due from iHeartCommunications” on our consolidated balance sheet was $212.0 million and $885.7 million, respectively.  At December 31, 2017, the principal amount outstanding under the Due from iHeartCommunications Note was $1,067.6 million. As a result of the iHeart Chapter 11 Cases, CCOH recognized a loss of $855.6 million on the Due from iHeartCommunications Note during the fourth quarter of 2017 to reflect the estimated recoverable amount of the note as of December 31, 2017, based on management's best estimate of the cash settlement amount. As of December 31, 2017, we had no borrowings under the revolving promissory note to iHeartCommunications.
In accordance with the terms of the settlement for the derivative litigation filed by our stockholders regarding the Due from iHeartCommunications Note, we established a committee of our board of directors, consisting of our independent and disinterested directors, for the specific purpose of monitoring the Due from iHeartCommunications Note.  This committee has the non-exclusive authority to demand payments under the Due from iHeartCommunications Note under certain specified circumstances tied to iHeartCommunications’ liquidity or the amount outstanding under the Due from iHeartCommunications Note, as long as our board of directors declares a simultaneous dividend equal to the amount so demanded.  The committee last made a demand under the Due from iHeartCommunications Note on August 11, 2014.  As of May 3, 2018, the committee has the right pursuant to the terms of the settlement of the derivative litigation filed by our stockholders regarding the Due from iHeartCommunications Note but not the obligation, to make a demand on the Due from iHeartCommunications Note; however, as described below, the balance of the Due from iHeartCommunications Note is currently frozen and any payment pursuant to such demand would be subject to the approval of the bankruptcy court.
Pursuant to an order entered by the Bankruptcy Court, as of March 14, 2018, the balance of the Due from iHeartCommunications Note is frozen, and following March 14, 2018, intercompany allocations that would have been reflected in adjustments to the balance of the Due from iHeartCommunications Note are instead reflected in an intercompany balance that accrues interest at a rate equal to the interest under the Due from iHeart Communications Note. Our board of directors has established a special committee consisting of our independent directors (the "Special Committee") to consider, review and negotiate certain transactions between iHeartCommunications and CCOH in connection with the iHeart Chapter 11 Cases, and discussions regarding the outcome of the Due from iHeartCommunications Note are ongoing. On March 16, 2018, iHeartMedia and the other Debtors and certain creditors and equity holders entered into the iHeart RSA. The iHeart RSA contemplates that our business will be separated from iHeartCommunications at the conclusion of the iHeart Chapter 11 Cases and that the Due from iHeartCommunications Note will receive treatment in a form and substance acceptable to the Debtors, to the Company and to certain consenting senior creditors of iHeartCommunications, which treatment will be set forth in a plan of reorganization and approved by the Bankruptcy Court. It is still early in the iHeart Chapter 11 Cases, and we cannot predict at this time the outcome of iHeartCommunications' efforts to restructure its indebtedness. As an unsecured creditor of iHeartCommunications, we do not expect that we will be able to recover all of the amounts owed to us under the Due from iHeartCommunications Note upon the implementation of any plan of reorganization that is ultimately accepted by the requisite majority of creditors and approved by the Bankruptcy Court. As a result, we recognized a loss of $855.6 million on the Due from iHeartCommunications Note during the fourth quarter of 2017 to reflect the estimated recoverable amount of the note as of December 31, 2017, based on management's best estimate of the cash settlement amount. Consequently, we may not have the "Due from iHeartCommunications" asset available to us in the future as a source of liquidity for ongoing working capital, capital expenditure, debt service and other funding requirements.
The net interest income for the years ended December 31, 2017, 2016 and 2015 was $68.9 million, $50.3 million and $61.4 million, respectively. As noted above, on November 29, 2017, the “Due from iHeartCommunications” account was amended to extend its maturity from December 15, 2017 to May 15, 2019. The note's interest rate was also amended and increased from 6.5% to 9.3%. Any balance above $1.0 billion continues to accrue interest capped at a rate of 20.0%, while the balance up to $1.0 billion will accrue interest at a rate of 9.3%.
If we are unable to obtain financing from iHeartCommunications under the intercompany arrangement or pursuant to any recoveries of the Due from iHeartCommunications Note in the Chapter 11 Cases, we may need to obtain additional financing from banks or other lenders, or through public offerings or private placements of debt or equity, strategic relationships or other arrangements at some future date.  We may be unable to successfully obtain additional debt or equity financing on satisfactory terms or at all.
As long as the Master Agreement continues to govern the relationship between iHeartCommunications and us, iHeartCommunications will have the option to limit our ability to incur debt or issue equity securities, among other limitations, which could adversely affect our ability to meet our liquidity needs.  Under the Master Agreement with iHeartCommunications, we are limited in our borrowings from third parties to no more than $400.0 million at any one time outstanding, without the prior written consent of iHeartCommunications.
CCWH Senior Notes

As of December 31, 2017, CCWH senior notes represented $2.7 billion aggregate principal amount of indebtedness outstanding, which consisted of $735.8 million aggregate principal amount of Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and $1,989.2 million aggregate principal amount of Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes”).  The CCWH Senior Notes are guaranteed by us, Clear Channel Outdoor, Inc. (“CCOI”) and certain of our direct and indirect subsidiaries.
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
CCWH may redeem the CCWH Senior Notes, in whole or in part at the redemption prices set forth in the applicable indenture governing the CCWH Senior Notes plus accrued and unpaid interest to the redemption date. Notwithstanding the foregoing, neither CCOH nor any of its subsidiaries is permitted to make any purchase of, or otherwise effectively cancel or retire any Series A CCWH Senior Notes or Series B CCWH Senior Notes if, after giving effect thereto and, if applicable, any concurrent purchase of or other addition with respect to any Series B CCWH Senior Notes or Series A CCWH Senior Notes, as applicable, the ratio of (a) the outstanding aggregate principal amount of the Series A CCWH Senior Notes to (b) the outstanding aggregate principal amount of the Series B CCWH Senior Notes shall be greater than 0.25, subject to certain exceptions.
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
The Series A CCWH Senior Notes indenture and Series B CCWH Senior Notes indenture restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test.  In order to incur (i) additional indebtedness under this test, our debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively,  and (ii) additional indebtedness that is subordinated to the CCWH Senior Notes under this test, our debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1 for total debt.  The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B CCWH Senior Notes indenture also permits us to pay dividends from the proceeds of indebtedness or the excess proceeds from asset sales after making an asset sale offer if our debt to adjusted EBITDA ratios (as defined by the indentures) are lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively. The Series A CCWH Senior Notes indenture does not limit our ability to pay dividends.  Because our consolidated leverage ratio exceeded the limit in the incurrence tests described above, we are not currently permitted to incur additional indebtedness using the incurrence test in the Series A CCWH Senior Notes indenture and the Series B CCWH Senior Notes indenture, and we are not currently permitted to pay dividends from the proceeds of indebtedness or the excess proceeds from asset sales under the Series B CCWH Senior Notes indenture. There are other exceptions in these indentures that allow us to incur additional indebtedness and pay dividends. The exceptions in the Series B CCWH Senior Notes indenture that allow us to pay dividends include (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by us of amounts outstanding under the revolving promissory note issued by iHeartCommunications to us. We have used substantially all of the $525.0 million general restricted payments basket capacity in the Series B CCWH Senior Notes indenture. The Series A CCWH Senior Notes indenture does not limit our ability to pay dividends.
Our consolidated leverage ratio, defined as total debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 8.9:1 at December 31, 2017, and senior leverage ratio, defined as senior debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 4.6:1 at December 31, 2017.  As required by the definition of EBITDA in the CCWH Senior Notes indentures, our EBITDA for the preceding four quarters of $599.8 million is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense), net, plus share-based compensation, and is further adjusted for the following: (i) costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses; (iii) non-cash charges; and (iv) various other items. Because our consolidated leverage ratio exceeded the limit in the incurrence tests described above, we are not currently permitted to incur additional indebtedness using the incurrence test in the Series A CCWH Senior Notes indenture and the Series B CCWH Senior Notes indenture, and we are not currently permitted to pay dividends from the proceeds of indebtedness or the excess proceeds from asset sales under the Series B CCWH Senior Notes indenture.
The following table reflects a reconciliation of EBITDA (as defined by the CCWH Senior Notes indentures) to operating income and net cash provided by operating activities for the four quarters ended December 31, 2017:

Four Quarters Ended
(In millions)	December 31, 2017
EBITDA (as defined by the CCWH Senior Notes indentures)	$599.8
Less adjustments to EBITDA (as defined by the CCWH Senior Notes indentures):
Costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities	(12.2)
Extraordinary, non-recurring or unusual gains or losses or expenses (as referenced in the definition of EBITDA in the CCWH Senior Notes indentures)	(19.6)
Non-cash charges	(20.1)
Other items	(2.6)
Less: Depreciation and amortization, Impairment charges, Other operating income, net and Share-based compensation expense	(312.9)
Operating income	232.4
Plus: Depreciation and amortization, Impairment charges, Gain (loss) on disposal of operating and fixed assets and Share-based compensation expense	310.4
Less: Interest expense	(381.2)
Plus: Interest income on Due from iHeartCommunications	68.9
Less: Current income tax expense	(30.9)
Plus: Other income, net	29.8
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	(17.0)
Change in assets and liabilities, net of assets acquired and liabilities assumed	(64.8)
Net cash provided by operating activities	$147.6

CCWH Senior Subordinated Notes
As of December 31, 2017, CCWH Subordinated Notes represented $2.2 billion of aggregate principal amount of indebtedness outstanding, which consist of $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes”).  Interest on the CCWH Subordinated Notes is payable to the trustee weekly in arrears and to the noteholders on March 15 and September 15 of each year.
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
The Series A CCWH Subordinated Notes indenture and Series B CCWH Subordinated Notes indenture restrict CCOH’s ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test.  In order to incur additional indebtedness under this test, our debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1.  The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B CCWH Subordinated Notes indenture also permits us to pay dividends from the proceeds of indebtedness or the excess proceeds from asset sales after making an asset sale offer if its debt to adjusted EBITDA ratios (as defined by the indentures) is lower than 7.0:1.  The Series A CCWH Senior Subordinated Notes indenture does not limit our ability to pay dividends.  Because our consolidated leverage ratio exceeded the limit in the incurrence tests described above, we are not currently permitted to incur additional indebtedness using the incurrence test in the Series A CCWH Subordinated Notes indenture and the Series B CCWH Subordinated Notes indenture, and we are not currently permitted to pay dividends from the proceeds of indebtedness or the excess proceeds from asset sales under the Series B CCWH Subordinated Notes indenture. There are other exceptions in these indentures that allow us to incur additional indebtedness and pay dividends. The exceptions in the Series B CCWH Subordinated Notes indenture that allow us to pay dividends include (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by us of amounts outstanding under the revolving promissory note issued by iHeartCommunications to us. We have used substantially all of the $525.0 million general restricted payments basket capacity in the Series B CCWH Senior Subordinated Notes indenture. The Series A CCWH Senior Subordinated Notes indenture does not limit our ability to pay dividends.
CCIBV Senior Notes
During the third quarter of 2017, Clear Channel International B.V., an international subsidiary of ours, issued $150.0 million in additional aggregate principal amount of 8.75% Senior Notes due 2020 (“CCIBV Senior Notes”), bringing the total amount outstanding under the CCIBV Senior Notes as of December 31, 2017 to $375.0 million.
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
Clear Channel International B.V. may redeem the notes, in whole or in part at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.
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
Senior Revolving Credit Facility Due 2018
During the third quarter of 2013, we entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital needs, to issue letters of credit and for other general corporate purposes.  As of December 31, 2017, there were no amounts outstanding under the revolving credit facility, and $71.2 million of letters of credit under the revolving credit facility which reduce availability under the facility. The revolving credit facility contains a springing covenant that requires us to maintain a secured leverage ratio (as defined in the revolving credit facility) of not more than 1.5:1 that is tested at the end of a quarter if availability under the facility is less than 75% of the aggregate commitments under the facility.  We were in compliance with the secured leverage ratio covenant as of December 31, 2017.
Other Debt
Other debt includes various borrowings and capital leases utilized for general operating purposes.  As of December 31, 2017, approximately $2.4 million was outstanding as other debt.
iHeartCommunications’ Debt Covenants
On March 14, 2018, iHeartMedia, iHeartCommunications and certain of iHeartMedia's direct and indirect domestic subsidiaries, not including the Company or any of its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Texas, Houston Division. The filing of the voluntary petitions triggered an event of default under the iHeartCommunications' senior credit facility and other debt agreements. The ability of iHeartCommunications' creditors to seek remedies to enforce their rights under such debt agreements is automatically stayed as a result of the filing of the iHeart Chapter 11 Cases, and the creditors' rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

Dispositions and Other
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
Uses of Capital
Capital Expenditures
Our capital expenditures for the years ended December 31, 2017, 2016 and 2015 were as follows:

(In millions)	Years Ended December 31,
	2017	2016	2015
Americas advertising	$74.6	$81.4	$82.2
International advertising	146.4	143.8	132.6
Corporate	3.2	4.6	3.5
Total capital expenditures	$224.2	$229.8	$218.3
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
Our short and long term cash requirements include minimum annual guarantees for our street furniture contracts and operating leases.  Noncancelable contracts and operating lease requirements are included in our direct operating expenses, which historically have been satisfied by cash flows from operations.  For 2018, we are committed to $143.1 million and $359.2 million for minimum annual guarantees and operating leases, respectively.  Our long-term commitments for minimum annual guarantees, operating leases and capital expenditure requirements are included in the table below.
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
The scheduled maturities of the CCWH Senior Notes, CCWH Subordinated Notes, CCIBV Senior Notes and other debt outstanding, and our future minimum rental commitments under non-cancelable lease agreements, minimum payments under other non-cancelable contracts, capital expenditure commitments and other long-term obligations as of December 31, 2017, are as follows:

(In thousands)	Payments due by Period
Contractual Obligations	Total	2018	2019-2020	2021-2022	Thereafter
Long-term Debt:
CCWH Senior Notes	$2,725,000	$—	$—	$2,725,000	$—
CCWH Senior Subordinated Notes	2,200,000	—	2,200,000	—	—
CCIBV Senior Notes	375,000	—	375,000	—	—
Other Long-term Debt	2,393	533	311	363	1,186
Interest payments on long-term debt (1)	1,322	378	672	266	6
Non-cancelable operating leases	2,602,429	359,175	608,294	465,089	1,169,871
Non-cancelable contracts	1,839,611	393,980	634,614	417,418	393,599
Employment contracts	—	—	—	—	—
Capital expenditures	68,110	38,444	10,699	9,090	9,877
Unrecognized tax benefits (2)	22,419	—	—	—	22,419
Other long-term obligations (3)	247,997	8,699	12,996	34,059	192,243
Total	$10,084,281	$801,209	$3,842,586	$3,651,285	$1,789,201

(1)	Interest payments on long-term debt consist primarily of interest on the CCWH Senior Notes, the CCWH Senior Subordinated Notes and the CCIBV Senior Notes.

(2)
The non-current portion of the unrecognized tax benefits is included in the “Thereafter” column as we cannot reasonably estimate the timing or amounts of additional cash payments, if any, at this time.  For additional information, see Note 7 included in Item 8 of Part II of this Annual Report on Form 10-K.

(3)
Other long-term obligations consist of $44.8 million related to asset retirement obligations recorded pursuant to ASC 410-20, which assumes the underlying assets will be removed at some period over the next 55 years.  Also included in the table is $52.2 million related to retirement plans and $151.0 million related to other long-term obligations with a specific maturity.

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
Foreign Currency Exchange Rate Risk
We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported net income of $6.7 million for year ended December 31, 2017.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net income for the year ended December 31, 2017 by $0.7 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies would have increased our net income for the year ended December 31, 2017 by a corresponding amount.
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
NEW ACCOUNTING PRONOUNCEMENTS
During the third quarter of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This update provides a one-year deferral of the effective date for ASU No. 2014-09, Revenue from Contracts with Customers.  ASU No. 2014-09 provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP.  The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company expects to utilize the full retrospective method. The Company has substantially completed its evaluation of the potential changes from adopting the new standard on its future financial reporting and disclosures, which included reviews of contractual terms for all of the Company’s significant revenue streams and the development of an implementation plan. The Company continues to execute on its implementation plan, including detailed policy drafting and training of segment personnel. Based on its evaluation, the Company does not expect material changes to its consolidated revenues, operating income or balance sheets as a result of the implementation of this standard.
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
During the second quarter of 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718). This update mandates that entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. Entities will have to make all of the disclosures about modifications that are required today, in addition to disclosing that compensation expense hasn't changed. Additionally, the new guidance also clarifies that a modification to an award could be significant and therefore require disclosure, even if the modification accounting is not required. The guidance will be applied prospectively to awards modified on or after the adoption date and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company does not expect that the adoption of this guidance will have material effect on the Company's consolidated financial statements.
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
If our agings were to improve or deteriorate resulting in a 10% change in our allowance, we estimated that our bad debt expense for the year ended December 31, 2017 would have changed by approximately $2.2 million.
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

•	Industry revenue growth forecasts between 0.5% and 3.5% was used for the initial four-year period;

•	3.0% revenue growth was assumed beyond the initial four-year period;

•	Revenue was grown over a build-up period, reaching maturity by year 2;

•	Operating margins gradually climb to the industry average margin of up to 55.9%, depending on market size, by year 3; and

•	Assumed discount rate of 7.5%.

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

(In thousands)
Description	Revenue growth rate	Profit margin	Discount rates
Americas	$820,000	$170,000	$780,000
International	$260,000	$210,000	$220,000
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
On December 22, 2017, the U.S. government enacted comprehensive income tax legislation, referred to as The Tax Cuts and Jobs Act (the Tax Act). The Tax Act reduces the U.S. federal corporate tax rate from 35% percent to 21% effective January 1, 2018, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new U.S. taxes on certain foreign earnings. To account for the reduction in the U.S. federal corporate income tax rate, we remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, generally 21% percent. To determine the impact from the one-time transition tax on accumulated foreign earnings, we analyzed our cumulative foreign earnings and profits in accordance with the rules provided in the Tax Act. Based upon our preliminary analysis which is not yet complete, we have not recorded income tax expense in the current period for the one-time transition tax due to the net accumulated deficit in our foreign earnings and profits.
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
Due to the high rate of lease renewals over a long period of time, our calculation assumes all related assets will be removed at some period over the next 55 years.  An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site.  The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk-adjusted credit rate for the same period.  If our assumption of the risk-adjusted credit rate used to discount current year additions to the asset retirement obligation decreased approximately 1%, our liability as of December 31, 2017 would not be materially impacted.  Similarly, if our assumption of the risk-adjusted credit rate increased approximately 1%, our liability would not be materially impacted.
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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Required information is located within Item 7 of Part II of this Annual Report on Form 10-K.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Clear Channel Outdoor Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Clear Channel Outdoor Holdings, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income (loss), changes in stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated May 3, 2018 expressed an adverse opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company's auditor since 2005.
San Antonio, Texas
May 3, 2018

CONSOLIDATED BALANCE SHEETS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands)	December 31,	December 31,
	2017	2016
CURRENT ASSETS
Cash and cash equivalents	$144,119	$541,995
Accounts receivable, net of allowance of $22,487 in 2017 and $22,398 in 2016	659,463	593,070
Prepaid expenses	111,876	111,569
Assets held for sale	—	55,602
Other current assets	58,714	39,199
Total Current Assets	974,172	1,341,435
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,180,882	1,196,676
Other property, plant and equipment, net	214,147	216,157
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles	977,152	960,966
Other intangibles, net	273,862	299,617
Goodwill	714,043	696,263
OTHER ASSETS
Due from iHeartCommunications, net of allowance of $855,648 in 2017 and $0 in 2016	211,990	885,701
Other assets	124,534	122,013
Total Assets	$4,670,782	$5,718,828
CURRENT LIABILITIES
Accounts payable	$87,960	$86,870
Accrued expenses	509,801	480,872
Deferred income	59,178	67,005
Current portion of long-term debt	573	6,971
Total Current Liabilities	657,512	641,718
Long-term debt	5,266,153	5,110,020
Deferred tax liability	318,107	638,705
Other long-term liabilities	270,415	259,311
Commitments and contingent liabilities (Note 5)
STOCKHOLDERS’ DEFICIT
Noncontrolling interest	157,040	149,886
Preferred stock, $.01 par value, 150,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share, authorized 750,000,000 shares, issued 49,955,300 and 47,947,123 shares in 2017 and 2016, respectively	500	479
Class B common stock, $.01 par value, 600,000,000 shares authorized, 315,000,000 shares issued and outstanding	3,150	3,150
Additional paid-in capital	3,108,148	3,432,121
Accumulated deficit	(4,765,514)	(4,125,798)
Accumulated other comprehensive loss	(338,936)	(386,658)
Cost of shares (946,415 in 2017 and 633,851 in 2016) held in treasury	(5,793)	(4,106)
Total Stockholders’ Deficit	(1,841,405)	(930,926)
Total Liabilities and Stockholders’ Deficit	$4,670,782	$5,718,828
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands, except per share data)	Years Ended December 31,
	2017	2016	2015
Revenue	$2,591,265	$2,688,884	$2,806,204
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,402,765	1,422,058	1,494,902
Selling, general and administrative expenses (excludes depreciation and amortization)	508,637	515,202	531,504
Corporate expenses (excludes depreciation and amortization)	143,678	117,436	116,523
Depreciation and amortization	325,991	344,124	375,962
Impairment charges	4,159	7,274	21,631
Other operating income (expense), net	26,391	354,688	(4,824)
Operating income	232,426	637,478	260,858
Interest expense	381,149	374,892	355,669
Interest income on Due from iHeartCommunications	68,871	50,309	61,439
Loss on Due from iHeartCommunications	(855,648)	—	—
Gain (loss) on investments, net	(1,045)	531	—
Equity in loss of nonconsolidated affiliates	(990)	(1,689)	(289)
Other income (expense), net	29,800	(70,682)	12,387
Income (loss) before income taxes	(907,735)	241,055	(21,274)
Income tax benefit (expense)	280,218	(76,656)	(49,943)
Consolidated net income (loss)	(627,517)	164,399	(71,217)
Less amount attributable to noncontrolling interest	12,199	23,002	24,764
Net income (loss) attributable to the Company	$(639,716)	$141,397	$(95,981)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	45,151	22,408	(112,729)
Unrealized holding gain (loss) on marketable securities	(414)	(576)	553
Other adjustments to comprehensive income (loss)	6,720	(11,814)	(10,266)
Reclassification adjustments	5,441	46,730	808
Other comprehensive income (loss)	56,898	56,748	(121,634)
Comprehensive income (loss)	(582,818)	198,145	(217,615)
Less amount attributable to noncontrolling interest	9,176	(8,427)	(11,154)
Comprehensive income (loss) attributable to the Company	$(591,994)	$206,572	$(206,461)
Net income (loss) attributable to the Company per common share:
Basic	$(1.77)	$0.39	$(0.27)
Weighted average common shares outstanding – Basic	361,141	360,294	359,508
Diluted	$(1.77)	$0.39	$(0.27)
Weighted average common shares outstanding – Diluted	361,141	361,612	359,508
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT OF
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands, except share data)				Controlling Interest
	Class A Common Shares Issued	Class B Common Shares Issued	Non-controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2014	45,231,282	315,000,000	$203,334	$3,602	$4,167,491	$(4,171,214)	$(341,353)	$(1,192)	$(139,332)
Net income (loss)	—	—	24,764	—	—	(95,981)	—	—	(71,217)
Exercise of stock options and other	1,429,832	—	—	15	3,783	—	—	(912)	2,886
Share-based payments	—	—	—	—	8,502	—	—	—	8,502
Dividends and other payments to noncontrolling interests	—	—	(30,870)	—	—	—	—	—	(30,870)
Dividends declared and paid ($0.6026/share)	—	—	—	—	(217,796)	—	—	—	(217,796)
Other	—	—	1,701	—	(64)	—	—	—	1,637
Other comprehensive loss	—	—	(11,154)	—	—	—	(110,480)	—	(121,634)
Balances at December 31, 2015	46,661,114	315,000,000	$187,775	$3,617	$3,961,916	$(4,267,195)	$(451,833)	$(2,104)	$(567,824)
Net income	—	—	23,002	—	—	141,397	—	—	164,399
Exercise of stock options and other	1,286,009	—	—	12	624	—	—	(2,002)	(1,366)
Share-based payments	—	—	—	—	10,291	—	—	—	10,291
Disposal of noncontrolling interest			(36,846)						(36,846)
Dividends and other payments to noncontrolling interests	—	—	(16,917)	—	—	—	—	—	(16,917)
Dividends declared and paid ($1.4937/share)	—	—	—	—	(540,034)	—	—	—	(540,034)
Other	—	—	1,299	—	(676)	—	—	—	623
Other comprehensive income (loss)	—	—	(8,427)	—	—	—	65,175	—	56,748
Balances at December 31, 2016	47,947,123	315,000,000	$149,886	$3,629	$3,432,121	$(4,125,798)	$(386,658)	$(4,106)	$(930,926)
Net income	—	—	12,199	—	—	(639,716)	—	—	(627,517)
Exercise of stock options and other	2,008,177	—	—	21	198	—	—	(1,687)	(1,468)
Share-based payments	—	—	931	—	8,659	—	—	—	9,590
Disposal of noncontrolling interest	—	—	(2,439)	—	—	—	—	—	(2,439)
Dividends and other payments to noncontrolling interests	—	—	(12,010)	—	—	—	—	—	(12,010)
Dividends declared and paid ($0.9171/share)	—	—	—	—	(332,498)	—	—	—	(332,498)
Other	—	—	(703)	—	(332)	—	—	—	(1,035)
Other comprehensive income	—	—	9,176	—	—	—	47,722	—	56,898
Balances at December 31, 2017	49,955,300	315,000,000	$157,040	$3,650	$3,108,148	$(4,765,514)	$(338,936)	$(5,793)	$(1,841,405)
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands)	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Consolidated net income (loss)	$(627,517)	$164,399	$(71,217)
Reconciling items:
Impairment charges	4,159	7,274	21,631
Depreciation and amortization	325,991	344,124	375,962
Deferred taxes	(311,112)	31,314	3,305
Provision for doubtful accounts	6,740	10,659	13,384
Amortization of deferred financing charges and note discounts, net	10,527	10,572	8,770
Share-based compensation	9,590	10,291	8,502
Gain on disposal of operating and other assets	(29,347)	(363,485)	(5,468)
Loss on Due from iHeartCommunications	855,648	—	—
(Gain) loss on investments	1,045	(531)	—
Equity in loss of nonconsolidated affiliates	990	1,689	289
Foreign exchange transaction (gain) loss	(29,563)	69,599	(14,790)
Other reconciling items, net	(4,710)	(135)	1,350
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(39,790)	30,308	(56,580)
(Increase) decrease in prepaid expenses and other current assets	9,552	(15,578)	(1,728)
Increase (decrease) in accrued expenses	(7,316)	25,518	4,565
Increase (decrease) in accounts payable	(4,126)	(3,797)	30,642
Increase (decrease) in accrued interest	431	194	(4,072)
Increase (decrease) in deferred income	(13,273)	(18,119)	2,549
Changes in other operating assets and liabilities	(10,331)	5,997	(18,161)
Net cash provided by operating activities	147,588	310,293	298,933
Cash flows from investing activities:
Purchases of property, plant and equipment	(224,238)	(229,772)	(218,332)
Proceeds from disposal of assets	72,049	808,194	11,264
Purchases of other operating assets	(837)	(2,244)	(23,640)
Change in other, net	(22,875)	(24,679)	(27,017)
Net cash provided by (used for) investing activities	(175,901)	551,499	(257,725)
Cash flows from financing activities:
Payments on credit facilities	(909)	(2,100)	(3,849)
Proceeds from long-term debt	156,000	6,856	222,777
Payments on long-term debt	(748)	(2,334)	(56)
Net transfers from (to) iHeartCommunications	(181,939)	45,099	17,007
Dividends and other payments to noncontrolling interests	(12,010)	(16,917)	(30,870)
Dividends paid	(332,824)	(755,538)	—
Change in other, net	(7,083)	(1,565)	(5,955)
Net cash provided by (used for) financing activities	(379,513)	(726,499)	199,054
Effect of exchange rate changes on cash	9,950	(6,041)	(13,723)
Net increase (decrease) in cash and cash equivalents	(397,876)	129,252	226,539
Cash and cash equivalents at beginning of year	541,995	412,743	186,204
Cash and cash equivalents at end of year	$144,119	$541,995	$412,743
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest	$374,309	$368,051	$356,021
Cash paid during the year for income taxes	33,747	40,185	43,781
See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Clear Channel Outdoor Holdings, Inc. (the “Company”) is an outdoor advertising company which owns or operates advertising display faces domestically and internationally.   On November 11, 2005, the Company became a publicly traded company through an initial public offering (“IPO”), in which 10%, or 35.0 million shares, of the Company’s Class A common stock was sold.  Prior to the IPO, the Company was an indirect wholly-owned subsidiary of iHeartCommunications, Inc. (“iHeartCommunications”), a diversified media and entertainment company.  As of December 31, 2017, iHeartCommunications indirectly holds all of the 315.0 million shares of Class B common stock outstanding and 10,726,917 shares of Class A common stock, collectively representing 89.5% of the shares outstanding and approximately 99% of the voting power.   The holders of Class A common stock and Class B common stock have identical rights, except holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to 20 votes per share.   The Class B shares of common stock are convertible, at the option of the holder at any time or upon any transfer, into shares of Class A common stock on a one-for-one basis, subject to certain limited exceptions.
The Company operates in the outdoor advertising industry by selling advertising on billboards, street furniture displays, transit displays and other advertising displays.  The Company has two reportable business segments: Americas and International.  The Americas segment primarily includes operations in the United States and Latin America; the International segment primarily includes operations in Europe and Asia.
During the first quarter of 2018, the Company reevaluated its segment reporting and determined that its Latin America operations should be managed by its International outdoor leadership team. As such, beginning January 1, 2018, our Latin American operations will be included in our International outdoor segment.
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
On March 14, 2018, iHeartMedia, iHeartCommunications and certain of iHeartMedia's direct and indirect domestic subsidiaries, not including the Company or any of its subsidiaries (collectively, the "Debtors"), filed voluntary petitions for relief (the "iHeart Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court"). The Company and its direct and indirect subsidiaries did not file Chapter 11 cases.
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
Included in Selling, general and administrative expenses and Interest expense is $9.6 million and $1.4 million, respectively, recorded in the fourth quarter of 2017 to correct for accounting errors related to the misappropriation of cash identified at our China subsidiary. Such corrections are not considered to be material to current year or prior year financial results.

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
Goodwill
The Company performs its annual impairment test on July 1 of each year. The Company uses a discounted cash flow model to determine if the carrying value of the reporting unit, including goodwill, is less than the fair value of the reporting unit. The Company identified its reporting units in accordance with ASC 350-20-55. The Company’s U.S. outdoor advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test.  The Company also determined that within its Americas segment and its International outdoor segment each country constitutes a separate reporting unit.  The Company had impairment of goodwill of $1.6 million and $7.3 million for 2017 and 2016, respectively. The Company had no impairment of goodwill for 2015.
Nonconsolidated Affiliates
In general, investments in which the Company owns 20 percent to 50 percent of the common stock or otherwise exercises significant influence over the investee are accounted for under the equity method.   The Company does not recognize gains or losses upon the issuance of securities by any of its equity method investees.   The Company reviews the value of equity method investments and records impairment charges in the statement of operations as a component of “Equity in loss of nonconsolidated affiliates” for any decline in value that is determined to be other-than-temporary.
Other Investments
Other investments are composed primarily of equity securities.  Securities for which fair value is determinable are classified as available-for-sale or trading and are carried at fair value based on quoted market prices.  Securities are carried at historical cost when quoted market prices are unavailable.  The net unrealized gains or losses on the available-for-sale securities, net of tax, are reported in accumulated other comprehensive loss as a component of stockholders’ deficit.
The Company periodically assesses the value of available-for-sale and non-marketable securities and records impairment charges in the statement of comprehensive income (loss) for any decline in value that is determined to be other-than-temporary.  The average cost method is used to compute the realized gains and losses on sales of equity securities. Based on these assessments, the Company recognized an impairment of $1.0 million during the year ended December 31, 2017, which was recorded in “Other income (expense), net,” and no impairments during the years ended December 31, 2016 and 2015.
Financial Instruments
Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at December 31, 2017 and 2016.

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
Income Taxes
The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion or the entire asset will not be realized. The Company has not provided U.S. federal income taxes for temporary differences with respect to investments in foreign subsidiaries, which at December 31, 2017, currently result in tax basis amounts greater than the financial reporting basis. It is not apparent that these unrecognized deferred tax assets will reverse in the foreseeable future. If any excess cash held by our foreign subsidiaries were needed to fund operations in the U.S., we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes as a result of significant deficits, as calculated for tax law purposes, in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital. Additionally, as a result of U.S. tax reform, future dividend distributions from our international subsidiaries are exempt from U.S. federal income tax beginning January 1, 2018. We regularly review our tax liabilities on amounts that may be distributed in future periods and provide for foreign withholding and other current and deferred taxes on any such amounts.
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
Advertising Expense
The Company records advertising expense as it is incurred. Advertising expenses were $15.5 million, $19.3 million and $21.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
New Accounting Pronouncements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the third quarter of 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This update provides a one-year deferral of the effective date for ASU No. 2014-09, Revenue from Contracts with Customers.  ASU No. 2014-09 provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP.  The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company is using the full retrospective method. The Company has completed its evaluation of the changes from adopting the new standard on its future financial reporting and disclosures, which included reviews of contractual terms for all of the Company’s significant revenue streams and the development of an implementation plan. The Company has executed on its implementation plan, including drafting a detailed policy and training segment personnel. Based on its evaluation, the Company does not expect material changes to its consolidated revenues, operating income or balance sheets as a result of the implementation of this standard.
During the first quarter of 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new leasing standard presents significant changes to the balance sheets of lessees. Lessor accounting is updated to align with certain changes in the lessee model and the new revenue recognition standard which was issued in the third quarter of 2015. The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2018.  The Company is currently evaluating the impact of the provisions of this new standard on its consolidated financial statements. The Company expects the primary impact to our consolidated financial statements will be the recognition, on a discounted basis, of our minimum commitments under non-cancelable operating leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Our current minimum commitments under non-cancelable operating leases are disclosed in Note 5.
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
During the second quarter of 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718). This update mandates that entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. Entities will have to make all of the disclosures about modifications that are required today, in addition to disclosing that compensation expense hasn't changed. Additionally, the new guidance also clarifies that a modification to an award could be significant and therefore require disclosure, even if the modification accounting is not required. The guidance will be applied prospectively to awards modified on or after the adoption date and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company does not expect that the adoption of this guidance will have material effect on the Company's consolidated financial statements.
NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Dispositions
In January 2017, Americas sold its Indianapolis, Indiana market in exchange for certain assets in Atlanta, Georgia with a fair value of $39.4 million, plus $43.1 million in cash, net of closing costs. The assets acquired as part of the transaction consisted of $9.9 million in fixed assets and $29.5 million in intangible assets (including $2.3 million in goodwill). The Company recognized a net gain of $28.9 million related to the sale, which is included within Other operating income (expense), net.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the third quarter of 2017, Americas sold its ownership interest in a joint venture in Canada. As a result, the Company recognized a net loss on sale of $12.1 million, including a $6.3 million cumulative translation adjustment, which is included within Other operating income (expense), net.
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of December 31, 2017 and 2016, respectively.

(In thousands)	December 31,	December 31,
	2017	2016
Land, buildings and improvements	$145,763	$152,775
Structures	2,864,442	2,684,673
Furniture and other equipment	179,215	148,516
Construction in progress	55,753	58,585
	3,245,173	3,044,549
Less: accumulated depreciation	1,850,144	1,631,716
Property, plant and equipment, net	$1,395,029	$1,412,833
The Company recognized an impairment of $2.6 million during the year ended December 31, 2017 in relation to advertising assets that were no longer usable in one country in the Company's International segment.
Indefinite-lived Intangible Assets
The Company’s indefinite-lived intangible assets consist primarily of billboard permits.  The Company’s billboard permits are granted for the right to operate an advertising structure at the specified location as long as the structure is in compliance with the laws and regulations of each jurisdiction.  The Company’s permits are located on owned land, leased land or land for which we have acquired permanent easements.  In cases where the Company’s permits are located on leased land, the leases typically have initial terms of between 10 and 20 years and renew indefinitely, with rental payments generally escalating at an inflation-based index.  If the Company loses its lease, the Company will typically obtain permission to relocate the permit or bank it with the municipality for future use. Due to significant differences in both business practices and regulations, billboards in the International segment are subject to long-term, finite contracts unlike the Company’s permits in the United States.  Accordingly, there are no indefinite-lived intangible assets in the International segment.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
During 2017 and 2016, the Company recognized no impairment charges related to billboard permits.
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
The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of December 31, 2017 and 2016, respectively:

(In thousands)	December 31, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$548,918	$(440,284)	$563,863	$(426,752)
Permanent easements	162,920	—	159,782	—
Other	4,626	(2,318)	4,536	(1,812)
Total	$716,464	$(442,602)	$728,181	$(428,564)
Total amortization expense related to definite-lived intangible assets for the years ended December 31, 2017, 2016 and 2015 was $27.9 million, $37.8 million, and $49.2 million, respectively.
As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2018	$21,787
2019	14,165
2020	11,974
2021	11,864
2022	10,325

Annual Impairment Test to Goodwill
The Company performs its annual impairment test on July 1 of each year. Each of the Company’s advertising markets are components.  The U.S. advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test using the guidance in ASC 350-20-55.  The Company also determined that within its Americas segment, each country in its International segment constitutes a separate reporting unit.

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
Based on declining future cash flows expected, the Company recognized goodwill impairment of $1.6 million for the year ended December 31, 2017 for one country in the International segment and $7.3 million for the year ended December 31, 2016 for one country in the International segment.
The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	Americas	International	Consolidated
Balance as of December 31, 2015	$534,683	$223,892	$758,575
Impairment	—	(7,274)	(7,274)
Dispositions	(6,934)	(30,718)	(37,652)
Foreign currency	(1,998)	(5,051)	(7,049)
Assets held for sale	(10,337)	—	(10,337)
Balance as of December 31, 2016	$515,414	$180,849	$696,263
Impairment	—	(1,591)	(1,591)
Acquisitions	2,252	—	2,252
Dispositions	—	(1,817)	(1,817)
Foreign currency	777	18,070	18,847
Assets held for sale	89	—	89
Balance as of December 31, 2017	$518,532	$195,511	$714,043
The balance at December 31, 2015 is net of cumulative impairments of $2.6 billion and $326.6 million in the Company’s Americas and International segments, respectively.
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
The following table presents the activity related to the Company’s asset retirement obligation:

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Years Ended December 31,
	2017	2016
Beginning balance	$39,451	$45,125
Adjustment due to changes in estimates	2,166	(5,431)
Accretion of liability	3,373	4,863
Liabilities settled	(2,712)	(4,104)
Foreign Currency	2,501	(1,002)
Ending balance	$44,779	$39,451
NOTE 4 – LONG-TERM DEBT
Long-term debt at December 31, 2017 and 2016 consisted of the following:

(In thousands)	December 31,	December 31,
	2017	2016
Clear Channel Worldwide Holdings Notes	$4,925,000	$4,925,000
Clear Channel International B.V. Senior Notes	375,000	225,000
Senior revolving credit facility due 2018	—	—
Other debt	2,393	14,798
Original issue discount	(241)	(6,738)
Long-term debt fees	(35,426)	(41,069)
Total debt	$5,266,726	$5,116,991
Less: current portion	573	6,971
Total long-term debt	$5,266,153	$5,110,020

(1)
The Senior revolving credit facility provides for borrowings up to $75.0 million (the revolving credit commitment). As of December 31, 2017, we had $71.2 million of letters of credit outstanding, and $3.8 million of availability, under the senior revolving credit facility.

The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.3 billion and $5.2 billion at December 31, 2017 and December 31, 2016, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 1.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Notes
As of December 31, 2017 and 2016, the Company had Senior Notes consisting of:

(In thousands)	Maturity Date	Interest Rate	Interest Payment Terms	12/31/2017	12/31/2016
CCWH Senior Notes:
6.5% Series A Senior Notes Due 2022	11/15/2022	6.5%	Payable to the trustee weekly in arrears and to noteholders on May 15 and November 15 of each year	$735,750	$735,750
6.5% Series B Senior Notes Due 2022	11/15/2022	6.5%	Payable to the trustee weekly in arrears and to noteholders on May 15 and November 15 of each year	1,989,250	1,989,250
CCWH Senior Subordinated Notes:
7.625% Series A Senior Notes Due 2020	3/15/2020	7.625%	Payable to the trustee weekly in arrears and to noteholders on March 15 and September 15 of each year	275,000	275,000
7.625% Series B Senior Notes Due 2020	3/15/2020	7.625%	Payable to the trustee weekly in arrears and to noteholders on March 15 and September 15 of each year	1,925,000	1,925,000
Total CCWH Notes				$4,925,000	$4,925,000
Clear Channel International B.V. Senior Notes:
8.75% Senior Notes Due 2020	12/15/2020	8.750%	Payable semi-annually in arrears on June 15 and December 15 of each year	375,000	225,000
Total Senior Notes				$5,300,000	$5,150,000
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On August 14, 2017, CCIBV issued $150.0 million in aggregate principal amount of 8.75% Senior Notes due 2020 (the “New CCIBV Notes”). The New CCIBV Notes were issued as additional notes under the indenture governing CCIBV’s existing 8.75% Senior Notes due 2020 and were issued at a premium, resulting in $156.0 million in proceeds.  The New CCIBV Notes mature on December 15, 2020 and bear interest at a rate of 8.75% per annum, payable semi-annually in arrears on June 15 and December 15 of each year.
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
Senior Revolving Credit Facility Due 2018
During the third quarter of 2013, the Company entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital needs, to issue letters of credit and for other general corporate purposes.  As of December 31, 2017, there were no amounts outstanding under the revolving credit facility, and $71.2 million of letters of credit under the revolving credit facility which reduce availability under the facility. The revolving credit facility contains a springing covenant that requires us to maintain a secured leverage ratio (as defined in the revolving credit facility) of not more than 1.5:1 that is tested at the end of a quarter if availability under the facility is less than 75% of the aggregate commitments under the facility.  The Company was in compliance with the secured leverage ratio covenant as of December 31, 2017.

Other Debt
Other debt includes various borrowings and capital leases utilized for general operating purposes.  Included in the $2.4 million balance at December 31, 2017 is $0.6 million that matures in less than one year.
Future Maturities of Long-term Debt
Future maturities of long-term debt as of December 31, 2017 are as follows:

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)
2018	$533
2019	168
2020	2,575,143
2021	169
2022	2,725,194
Thereafter	1,186
Total (1)	$5,302,393

(1)	Excludes original issue discount and long-term debt fees of $0.2 million and $35.5 million, respectively, which are amortized through interest expense over the life of the underlying debt obligations.
Guarantees
As of December 31, 2017, the Company had $95.9 million in letters of credit outstanding, a portion of which were supported by $25.4 million of cash collateral. Additionally, as of December 31, 2017, iHeartCommunications had outstanding commercial standby letters of credit and surety bonds of $1.2 million and $55.4 million, respectively, held on behalf of the Company. These letters of credit and surety bonds relate to various operational matters, including insurance, bid and performance bonds, as well as other items.
In addition, as of December 31, 2017, the Company had outstanding bank guarantees of $37.3 million related to international subsidiaries, a portion of which were supported by $17.6 million of cash collateral.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017, the Company’s future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year, capital expenditure commitments and employment contracts consist of the following:

(In thousands)			Capital
	Non-Cancelable	Non-Cancelable	Expenditure
	Operating Lease	Contracts	Commitments
2018	$359,175	$393,980	$38,444
2019	318,213	343,578	7,928
2020	290,081	291,036	2,771
2021	253,979	255,356	4,499
2022	211,110	162,062	4,591
Thereafter	1,169,871	393,599	9,877
Total	$2,602,429	$1,839,611	$68,110
Rent expense charged to operations for the years ended December 31, 2017, 2016 and 2015 was $954.3 million, $947.4 million and $978.6 million, respectively.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On December 29, 2017, another stockholder of the Company filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned Norfolk County Retirement System, v. iHeartMedia, Inc.,  et al., C.A. No. 2017-0930-JRS. The complaint names as defendants iHeartMedia, iHeartCommunications, the Sponsor Defendants, and the members of the Company's board of directors.  The Company is named as a nominal defendant. The complaint alleges that the Company has been harmed by the Company Board’s November 2017 decision to extend the maturity date of the intercompany revolving note (the “Third Amendment”) at what the complaint describes as far-below-market interest rates.  Specifically, the complaint alleges that (i) iHeartMedia and Sponsor defendants breached their fiduciary duties by exploiting their position of control to require the Company to enter the Third Amendment on terms unfair to the Company; (ii) the Company Board breached their duty of loyalty by approving the Third Amendment and elevating the interests of iHeartMedia, iHeartCommunications and the Sponsor Defendants over the interests of the Company and its minority unaffiliated stockholders; and (iii) the terms of the Third Amendment could not have been agreed to in good faith and represent a waste of corporate assets by the Company Board.  The complaint further alleges that iHeartMedia, iHeartCommunications and the Sponsor defendants were unjustly enriched as a result of the unfairly favorable terms of the Third Amendment.  The plaintiff is seeking, among other things, a ruling that the defendants breached their fiduciary duties to the Company, a modification of the Third Amendment to bear a commercially reasonable rate of interest, and an order requiring disgorgement of all profits, benefits and other compensation obtained by defendants as a result of the alleged breaches of fiduciary duties.
On March 7, 2018, the defendants filed a motion to dismiss plaintiff's verified derivative complaint for failure to state a claim upon which relief can be granted. On March 16, 2018, iHM filed a Notice of Suggestion of Pendency of Bankruptcy and Automatic Stay of Proceedings.
China Investigation
Several employees of Clear Media Limited, an indirect, non-wholly-owned subsidiary of the Company whose ordinary shares are listed on, but are currently suspended from trading on, the Hong Kong Stock Exchange, are subject to an ongoing police investigation in China for misappropriation of funds. Clear Media Limited has conducted additional procedures and processes, including a special investigation by forensic accountants and an external law firm appointed by Clear Media Limited’s board of directors and approved by the Company’s Audit Committee, into the misappropriation of funds. During the course of the special investigation, it was discovered that three bank accounts were opened in the name of Clear Media Limited entities, which were not authorized, and certain transactions were recorded therein. The opening of the unauthorized bank accounts has also been referred to the police in China for investigation. The misappropriation of funds resulted in discrepancies between actual cash balances and cash amounts included in the Company’s accounting records as of December 31, 2016 and 2015. Included in Selling, general and administrative expenses and Interest expense is $9.6 million and $1.4 million, respectively, recorded in the fourth quarter of 2017 to correct for the accounting errors resulting from the discrepancies. Such accounting errors are not considered to be material to the current year or prior year financial statements.
The Company advised both the United States Securities and Exchange Commission and the United States Department of Justice of the investigation at Clear Media Limited, and the Company intends to cooperate with both agencies in connection with any investigation that may be conducted in this matter.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The police investigation is on-going, and the Company is not aware of any litigation, claim or assessment pending against the Company related to the matters described above. Based on information known to date, the Company believes any contingent liabilities arising from potential misconduct that has been or may be identified by the investigations are not material to the Company's consolidated financial statements. In 2017, Clear Media Limited accounted for 9.8% of the Company’s net revenue and 9.9% of its consolidated total assets.
The investigation could implicate the books and records, internal controls and anti-bribery provisions of the U.S. Foreign Corrupt Practices Act, which statute and regulations provide for potential monetary penalties as well as criminal and civil sanctions. It is possible that monetary penalties and other sanctions could be assessed on the Company in connection with this matter. The nature and amount of any monetary penalty or other sanctions cannot reasonably be estimated at this time.
NOTE 6 — RELATED PARTY TRANSACTIONS
The Company records net amounts due from or to iHeartCommunications as “Due from/to iHeartCommunications” on the consolidated balance sheets, net of allowance for credit losses.  The accounts represent the revolving promissory note issued by the Company to iHeartCommunications and the revolving promissory note issued by iHeartCommunications to the Company in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances.  The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand or when they mature on May 15, 2019.
Included in the accounts are the net activities resulting from day-to-day cash management services provided by iHeartCommunications.  As a part of these services, the Company maintains collection bank accounts swept daily into accounts of iHeartCommunications (after satisfying the Company's controlled disbursement accounts and the funding requirements of the Trustee Accounts under the CCWH Senior Notes and the CCWH Subordinated Notes).  The Company’s claim in relation to cash transferred from its concentration account is on an unsecured basis and is limited to the balance of the “Due from iHeartCommunications” account.
As of December 31, 2017 and December 31, 2016, the asset recorded in “Due from iHeartCommunications” on the consolidated balance sheet was $212.0 million and $885.7 million, respectively.  On March 14, 2018, iHeartMedia, iHeartCommunications and certain of iHeartMedia's direct and indirect domestic subsidiaries, not including the Company or any of its subsidiaries (collectively, the "Debtors"), filed voluntary petitions for relief (the "iHeart Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court"). As an unsecured creditor of iHeartCommunications, the Company does not expect that the Company will be able to recover all of the amounts owed under the Due from iHeartCommunications Note upon the implementation of any plan of reorganization that is ultimately accepted by the requisite creditors and approved by the Bankruptcy Court. As a result, the Company recognized a loss of $855.6 million on the Due from iHeartCommunications Note during the fourth quarter of 2017 to reflect the estimated recoverable amount of the note as of December 31, 2017, based on management's best estimate of the cash settlement amount. The loss recognized reduced the amount outstanding of $1,067.6 million to $212.0 million.
If the Company does not recognize the expected recovery under the Due from iHeartCommunications Note, or cannot obtain that amount on a timely basis, the Company could experience a liquidity shortfall. In addition, any repayments that the Company received on the Due from iHeartCommunications Note during the one-year preference period prior to the filing of the iHeart Chapter 11 Cases may potentially be avoidable as a preference and subject to recovery by the iHeartCommunications bankruptcy estate, which could further exacerbate any liquidity shortfall.
On November 29, 2017, the “Due from iHeartCommunications” note was amended to extend its maturity from December 15, 2017 to May 15, 2019. The note's interest rate was also amended and increased from 6.5% to 9.3%. Any balance above $1.0 billion continues to accrue interest capped at a rate of 20.0%, while the balance up to $1.0 billion will accrue interest at a rate of 9.3%. The net interest income recognized in the years ended December 31, 2017, 2016 and 2015 was $68.9 million, $50.3 million, and $61.4 million, respectively.
The Company provides advertising space on its billboards for radio stations owned by iHeartCommunications.  For the years ended December 31, 2017, 2016 and 2015, the Company recorded $6.9 million, $3.5 million, and $2.7 million, respectively, in revenue for these advertisements.
Under the Corporate Services Agreement between iHeartCommunications and the Company, iHeartCommunications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services;

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(ii) certain executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services.  These services are charged to the Company based on actual direct costs incurred or allocated by iHeartCommunications based on headcount, revenue or other factors on a pro rata basis. For the years ended December 31, 2017, 2016 and 2015, the Company recorded $68.7 million, $36.0 million, and $30.1 million, respectively, as a component of corporate expenses for these services.
In February 2017, the Company and its indirect parent company, iHeartMedia, Inc., entered into an agreement related to the potential purchase at fair value of the Clear Channel registered trademarks and domain names. The agreements provide that CCOH will pay a license fee to iHeartMedia, Inc. in 2017 based on revenues of entities using the Clear Channel name, pursuant to the Amended and Restated License Agreement, dated November 10, 2005, by and between iHM Identity, Inc. and Outdoor Management Services, Inc. Included within the management services expense recognized in the year ended December 31, 2017 is an expense related to this license of $36.8 million.
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
Pursuant to the Employee Matters Agreement, the Company’s employees participate in iHeartCommunications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan.  For the years ended December 31, 2017, 2016 and 2015, the Company recorded $9.5 million, $9.4 million and $10.7 million, respectively, as a component of selling, general and administrative expenses for these services.
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
On October 5, 2017, the Company paid a special cash dividend to Class A and Class B stockholders of record at the closing of business on October 2, 2017, in an aggregate amount equal to $25.0 million. On October 31, 2017, the board of directors of the

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company paid a special cash dividend to Class A and Class B stockholders of record at the closing of business on October 26, 2017, in an aggregate amount equal to $25.0 million.
On January 24, 2018, the Company paid a special cash dividend to Class A and Class B stockholders of record at the closing of business on January 19, 2018, in an aggregate amount equal to $30.0 million.
NOTE 7 — INCOME TAXES
The operations of the Company are included in a consolidated U.S. federal income tax return filed by iHeartMedia.  However, for financial reporting purposes, the Company’s provision for income taxes has been computed on the basis that the Company files separate consolidated U.S. federal income tax returns with its subsidiaries.
On December 22, 2017, the U.S. government enacted comprehensive income tax legislation, referred to as The Tax Cuts and Jobs Act (the Tax Act). The Tax Act reduces the U.S. federal corporate tax rate from 35% percent to 21% effective January 1, 2018, percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new U.S taxes on certain foreign earnings. To account for the reduction in the U.S. federal corporate income tax rate, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, generally 21%, which resulted in recording of a provisional deferred tax benefit of $228.0 million during 2017. To determine the impact from the one-time transition tax on accumulated foreign earnings, we analyzed our cumulative foreign earnings and profits in accordance with the rules provided in the Tax Act. Based upon our preliminary analysis which is not yet complete, we have not recorded income tax expense in the current period for the one-time transition tax due to the net accumulated deficit in our foreign earnings and profits.
The provisions in the Tax Act are broad and complex. The Company has not yet completed its analysis of the income tax effects of the Tax Act as of December 31, 2017, but has made reasonable estimates of those effects on existing deferred income tax balances and the one-time transition tax. The final financial statement impact of the Tax Act may differ from the above estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, and changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates to estimates the Company has utilized to calculate the provisional impacts. The Securities and Exchange Commission (SEC) has issued rules that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related income tax impacts.
Significant components of the provision for income tax benefit (expense) are as follows:

(In thousands)	Years Ended December 31,
	2017	2016	2015
Current - federal	$(87)	$—	$(270)
Current - foreign	(29,430)	(43,611)	(45,322)
Current - state	(1,377)	(1,731)	(1,046)
Total current expense	(30,894)	(45,342)	(46,638)

Deferred - federal	306,078	(89,049)	(8,025)
Deferred - foreign	(2,521)	56,759	5,282
Deferred - state	7,555	976	(562)
Total deferred benefit (expense)	311,112	(31,314)	(3,305)
Income tax benefit (expense)	$280,218	$(76,656)	$(49,943)
For the year ended December 31, 2017 the Company recorded current tax expense of $30.9 million as compared to $45.3 million for the 2016 year. The current tax expense for 2017 was primarily related to foreign income taxes on operating profits generated in certain jurisdictions during the period.
For the year ended December 31, 2016 the Company recorded current tax expense of $45.3 million as compared to $46.6 million for the 2015 year. The current tax expense for 2016 was primarily related to foreign income taxes on operating profits generated in certain jurisdictions during the period.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax benefit of $311.1 million was recorded for 2017 compared with a deferred tax expense of $31.3 million for 2016.  The change in deferred taxes is primarily due to the provisional deferred tax benefit of $228.0 million recorded in 2017 related to the reduction of the U.S. federal corporate tax rate to 21% in connection with the enactment of the Tax Act mentioned above. The change in foreign deferred taxes was the result of foreign deferred tax benefit recorded in 2016 for the release of valuation allowance against certain net operating loss carryforwards in France.
Deferred tax expense of $31.3 million was recorded for 2016 compared with a deferred tax expense of $3.3 million for 2015.  The change in deferred tax expense is primarily due to the utilization of net operating loss carryforwards in the U.S. which offset taxable income from the gains on the sales of nine non-strategic U.S. outdoor markets during the first quarter of 2016 and the sale of the Company's Australia business during the fourth quarter of 2016. The 2016 federal deferred tax expense was partially offset by foreign deferred tax benefit attributable to the release of $43.3 million of valuation allowance against certain net operating losses in France.
Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2017 and 2016 are as follows:

(In thousands)	December 31,	December 31,
	2017	2016
Deferred tax liabilities:
Intangibles and fixed assets	$504,290	$801,442
Equity in earnings	2,106	2,816
Other	14,058	16,971
Total deferred tax liabilities	520,454	821,229
Deferred tax assets:
Accrued expenses	16,927	19,458
Net operating loss carryforwards	229,398	257,613
Bad debt reserves	3,656	3,364
Due from iHeartCommunications	202,461	—
Other	24,124	38,128
Total deferred tax assets	476,566	318,563
Less: Valuation allowance	274,219	136,039
Net deferred tax assets	202,347	182,524
Net deferred tax liabilities	$318,107	$638,705
The deferred tax liabilities associated with intangibles and fixed assets primarily relates to the difference in book and tax basis of acquired billboard permits and tax deductible goodwill created from the Company’s various stock acquisitions.  In accordance with ASC 350-10, Intangibles—Goodwill and Other, the Company does not amortize its book basis in permits.  As a result, this deferred tax liability will not reverse over time unless the Company recognizes future impairment charges related to its permits and tax deductible goodwill or sells its permits.  As the Company continues to amortize its tax basis in its permits and tax deductible goodwill, the deferred tax liability will increase over time. The Company’s net foreign deferred tax assets for the period ending December 31, 2017 and 2016 were $57.0 million and $50.0 million, respectively.
At December 31, 2017, the Company had recorded deferred tax assets for net operating loss carryforwards (tax effected) for federal and state income tax purposes of $84.5 million, which expire in various amounts through 2037. In addition, the Company recorded a deferred tax asset of $202.5 million related to the impairment loss on the Due from iHeartCommunications Note. The Company expects to realize the benefits of a portion of its deferred tax assets based upon expected future taxable income from deferred tax liabilities that reverse in the relevant federal and state jurisdictions and carryforward periods.  As of December 31, 2017, the Company had recorded a valuation allowance of $149.2 million against a portion of these deferred tax assets which it does not expect to realize. The Company recorded a net decrease of $11.0 million in valuation allowances against its foreign deferred tax assets during the year ended December 31, 2017.  At December 31, 2017, the Company had recorded $144.9 million (tax-effected) of deferred tax assets for foreign net operating losses, which are offset in part by an associated valuation allowance of $94.2 million.  The remaining deferred tax valuation allowance of $30.8 million offsets other foreign deferred tax assets that are not expected to be realized.  Realization of these foreign deferred tax assets is dependent upon the Company’s ability to generate future taxable

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income in appropriate tax jurisdictions to obtain benefits.  Due to the Company’s evaluation of all available evidence, including significant negative evidence of cumulative losses in these jurisdictions, the Company continues to record valuation allowances on the foreign deferred tax assets that are not expected to be realized.  The Company expects to realize its remaining gross deferred tax assets based upon its assessment of deferred tax liabilities that will reverse in the same carryforward period and jurisdiction and are of the same character as the net operating loss carryforwards and temporary differences that give rise to the deferred tax assets.  Any deferred tax liabilities associated with billboard permits and tax deductible goodwill intangible assets are not relied upon as a source of future taxable income, as these intangible assets have an indefinite life.
At December 31, 2017 and 2016, net deferred tax assets include a deferred tax asset of $9.6 million and $14.9 million, respectively, relating to stock-based compensation expense under ASC 718-10, Compensation—Stock Compensation.  Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date.   Accordingly, there can be no assurance that the stock price of the Company’s Common Stock will rise to levels sufficient to realize the entire deferred tax benefit currently reflected in our balance sheet.  See Note 8 for additional discussion of ASC 718-10.
Income (loss) before income taxes:

(In thousands)	Years Ended December 31,
	2017	2016	2015
US	$(942,297)	$182,258	$(69,819)
Foreign	34,562	58,797	48,545
Total income (loss) before income taxes	$(907,735)	$241,055	$(21,274)
The reconciliation of income tax computed at the U.S. federal statutory rates to income tax benefit is:

(In thousands)	Years Ended December 31,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax benefit (expense) at statutory rates	$317,707	35.0%	$(84,369)	35.0%	$7,446	35.0%
State income taxes, net of federal tax effect	23,378	2.6%	(4,602)	1.9%	2,238	10.5%
Foreign income taxes	(19,866)	(2.2)%	(20,725)	8.6%	(23,062)	(108.4)%
Nondeductible items	(646)	(0.1)%	(687)	0.3%	(754)	(3.5)%
Changes in valuation allowance and other estimates	(148,389)	(16.2)%	34,597	(14.4)%	(33,684)	(158.3)%
U.S. tax reform	228,010	25.1%	—	—%	—	—%
U.S. rate differential on impairment of related party note	(115,755)	(12.8)%	—	—%	—	—%
Other, net	$(4,221)	(0.5)%	$(870)	0.4%	$(2,127)	(10.0)%
Income tax benefit (expense)	$280,218	30.9%	$(76,656)	31.8%	$(49,943)	(234.7)%
During 2017, the Company recorded tax benefit of approximately $280.2 million. The 2017 income tax benefit and 30.9% effective tax rate were impacted primarily by the $228.0 million provisional deferred tax benefits recorded in connection with the reduction in the U.S. federal corporate tax rate to 21% upon enactment of the Tax Act described above. Additionally, subsequent to the enactment of the Tax Act and as further described in Note 6 above, the Company recorded an impairment loss of $855.6 million on the Due from iHeartCommunications Note. In connection with this impairment loss, the Company recorded a deferred tax asset at the newly enacted U.S. federal corporate tax rate. As this deferred tax asset was recorded subsequent to the enactment of the Tax Act, the associated impact to the Company’s 2017 effective tax rate is separately described in the table above “U.S. rate differential on impairment of related party note”. The Company also recorded tax expense of $149.2 million in connection with the valuation allowance recorded against federal and state deferred tax assets generated in the current period due to the uncertainty of the ability to utilize those assets in future periods.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2016, the Company recorded tax expense of approximately $76.7 million. The 2016 income tax expense and 31.8% effective tax rate were impacted primarily by the $32.9 million and $43.3 million deferred tax benefits recorded in connection with the release of valuation allowances in the U.S. and France, respectively. These deferred tax benefits were partially offset by $54.7 million in tax expense attributable to the sale of our Australia outdoor business.
During 2015, the Company recorded tax expense of approximately $49.9 million.  The 2015 income tax expense and (234.7)% effective tax rate were impacted primarily by a $32.9 million valuation allowance recorded against the Company’s federal and state net operating losses during 2015.  Additionally, the Company recorded additional taxes due to the inability to benefit from losses in certain foreign jurisdictions.
The Company provides for any related tax liability on undistributed earnings that the Company does not intend to be indefinitely reinvested outside the United States and that would become taxable upon remittance within our foreign structure.  At December 31, 2017, all undistributed earnings of our international subsidiaries have been included in our provisional computation of the one-time transition tax associated with the enactment of the Tax Act. Based upon our preliminary analysis of the effects of the Tax Act which is not yet complete, the Company has not provided U.S. federal income taxes for temporary differences with respect to investments in our foreign subsidiaries, which at December 31, 2017 currently result in tax basis amounts greater than the financial reporting basis. If any excess cash held by our foreign subsidiaries were needed to fund operations in the U.S., we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes as a result of significant deficits, as calculated for tax law purposes, in our foreign earnings and profits, which give us flexibility to make future cash distributions as non-taxable returns of capital.  Additionally, as a result of U.S. tax reform described above, future dividend distributions from our international subsidiaries are exempt from U.S. federal income tax beginning January 1, 2018. All tax liabilities owed by the Company are paid either by the Company or on behalf of the Company by iHeartCommunications through an operating account that represents net amounts due to or from iHeartCommunications.
The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense.  The total amount of interest accrued at December 31, 2017 and 2016, was $3.2 million and $3.4 million, respectively. The total amount of unrecognized tax benefits including accrued interest and penalties at December 31, 2017 and 2016, was $36.7 million and $39.7 million, respectively, of which $22.4 million and $23.8 million is included in “Other long-term liabilities.” In addition, $14.3 million and $15.9 million of unrecognized tax benefits are recorded net with the Company’s deferred tax assets for its net operating losses as opposed to being recorded in “Other long-term liabilities” at December 31, 2017 and 2016, respectively. The total amount of unrecognized tax benefits at December 31, 2017 and 2016 that, if recognized, would impact the effective income tax rate is $18.5 million and $18.6 million, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	Years Ended December 31,
Unrecognized Tax Benefits	2017	2016
Balance at beginning of period	$36,332	$39,908
Increases for tax position taken in the current year	4,327	6,996
Increases for tax positions taken in previous years	2,046	2,199
Decreases for tax position taken in previous years	(499)	(6,148)
Decreases due to settlements with tax authorities	(225)	(717)
Decreases due to lapse of statute of limitations	(8,511)	(5,906)
Balance at end of period	$33,470	$36,332
Pursuant to the Tax Matters Agreement between iHeartCommunications and the Company, the operations of the Company are included in a consolidated U.S. federal income tax return filed by iHeartMedia.  In addition, the Company and its subsidiaries file income tax returns in various state and foreign jurisdictions.  During 2017 and 2016, the Company reversed $9.2 million and $6.2 million in unrecognized tax benefits, respectively, inclusive of interest, as a result of the expiration of statutes of limitations to assess taxes in certain state and foreign jurisdictions. During 2016, the Company settled certain tax examinations that resulted in the reduction of uncertain tax positions of $6.8 million, inclusive of interest. All federal income tax matters through 2013 are closed. Substantially all material state, local, and foreign income tax matters have been concluded for years through 2008.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)
The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The following table shows the changes in stockholders’ equity attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total, ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances as of January 1, 2017	$(1,080,812)	$149,886	$(930,926)
Net income	(639,716)	12,199	(627,517)
Dividends declared	(332,498)	—	(332,498)
Dividends and other payments to noncontrolling interests	—	(12,010)	(12,010)
Disposal of noncontrolling interests	—	(2,439)	(2,439)
Share-based compensation	8,659	931	9,590
Foreign currency translation adjustments	35,975	9,176	45,151
Unrealized holding loss on marketable securities	(414)	—	(414)
Other adjustments to comprehensive loss	6,720	—	6,720
Reclassifications	5,441	—	5,441
Other, net	(1,800)	(703)	(2,503)
Balances as of December 31, 2017	$(1,998,445)	$157,040	$(1,841,405)

Balance as of January 1, 2016	$(755,599)	$187,775	$(567,824)
Net income	141,397	23,002	164,399
Dividends declared	(540,034)	—	(540,034)
Dividends and other payments to noncontrolling interests	—	(16,917)	(16,917)
Disposal of noncontrolling interests	—	(36,846)	(36,846)
Share-based compensation	10,291	—	10,291
Foreign currency translation adjustments	30,835	(8,427)	22,408
Unrealized holding loss on marketable securities	(576)	—	(576)
Other adjustments to comprehensive loss	(11,814)	—	(11,814)
Reclassifications	46,730	—	46,730
Other, net	(2,042)	1,299	(743)
Balances as of December 31, 2016	$(1,080,812)	$149,886	$(930,926)
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

	Years Ended December 31,
	2017	2016	2015
Expected volatility	42%	42% – 44%	37% – 56%
Expected life in years	6.3	6.3	6.3
Risk-free interest rate	2.12%	1.12% – 1.41%	1.70% – 2.07%
Dividend yield	—%	—%	—%
The following table presents a summary of the Company's stock options outstanding at and stock option activity during the year ended December 31, 2017:

(In thousands, except per share data)	Options	Price(3)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2017	5,033	$7.04	4.9 years	$2,539
Granted (1)	4	4.25
Exercised (2)	(71)	3.10
Forfeited	(96)	6.85
Expired	(760)	12.49
Outstanding, December 31, 2017	4,110	6.10	4.1 years	$2,378
Exercisable	3,392	6.01	3.4 years	$2,359
Expected to vest	718	6.52	7.5 years	$19

(1)	The weighted average grant date fair value of the Company’s options granted during the years ended December 31, 2017, 2016 and 2015 was $2.04, $2.82 and $4.25 per share, respectively.

(2)
Cash received from option exercises during the years ended December 31, 2017, 2016 and 2015 was $0.2 million, $0.6 million and $3.8 million, respectively.  The total intrinsic value of the options exercised during the years ended December 31, 2017, 2016 and 2015 was $0.2 million, $0.4 million and $2.8 million, respectively.

(3)	Reflects the weighted average exercise price per share.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s unvested options at and changes during the year ended December 31, 2017 is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Unvested, January 1, 2017	1,164	$4.25
Granted	4	2.04
Vested (1)	(354)	4.37
Forfeited	(96)	4.15
Unvested, December 31, 2017	718	$4.19

(1)	The total fair value of the Company’s options vested during the years ended December 31, 2017, 2016 and 2015 was $1.6 million, $2.7 million and $4.2 million, respectively.
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
The following table presents a summary of the Company's restricted stock and restricted stock units outstanding at and activity during the year ended December 31, 2017 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2017	2,743	$7.63
Granted	2,539	4.30
Vested (restriction lapsed)	(1,040)	7.16
Forfeited	(342)	7.39
Outstanding, December 31, 2017	3,900	5.61
Share-Based Compensation Cost
The share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Share-based compensation payments are recorded in corporate expenses and were $9.6 million, $10.3 million and $8.5 million, during the years ended December 31, 2017, 2016 and 2015, respectively.
The tax benefit related to the share-based compensation expense for the years ended December 31, 2017, 2016 and 2015 was $3.3 million, $3.9 million and $3.2 million, respectively.
As of December 31, 2017, there was $13.0 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately three years.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Income (Loss) per Share
The following table presents the computation of earnings (loss) per share for the years ended December 31, 2017, 2016 and 2015:

(In thousands, except per share data)	Years Ended December 31,
	2017	2016	2015
NUMERATOR:
Net income (loss) attributable to the Company – common shares	$(639,716)	$141,397	$(95,981)

DENOMINATOR:
Weighted average common shares outstanding – basic	361,141	360,294	359,508
Stock options and restricted stock(1):	—	1,318
Weighted average common shares outstanding – diluted	361,141	361,612	359,508

Net income (loss) attributable to the Company per common share:
Basic	$(1.77)	$0.39	$(0.27)
Diluted	$(1.77)	$0.39	$(0.27)

(1)
8.0 million, 5.6 million and 8.1 million stock options and restricted shares were outstanding at December 31, 2017, 2016 and 2015, respectively, that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

NOTE 9 – EMPLOYEE STOCK AND SAVINGS PLANS
The Company’s U.S. employees are eligible to participate in various 401(k) savings and other plans provided by iHeartCommunications for the purpose of providing retirement benefits for substantially all employees.  Under these plans, a Company employee can make pre-tax contributions and the Company will match 50% of the employee’s first 5% of pay contributed to the plan.  Employees vest in these Company matching contributions based upon their years of service to the Company.  Contributions to these plans of $2.2 million, $2.3 million and $2.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, were recorded as a component of operating expenses.
In addition, employees in the Company’s International markets participate in retirement plans administered by the Company which are not part of the 401(k) savings and other plans sponsored by iHeartCommunications.  Contributions to these plans of $13.1 million, $15.1 million and $13.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, were recorded as a component of operating expenses.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — OTHER INFORMATION
The following table discloses the components of “Other income (expense)” for the years ended December 31, 2017, 2016 and 2015, respectively:

(In thousands)	Years Ended December 31,
	2017	2016	2015
Foreign exchange loss	$29,563	$(69,599)	$14,790
Other	237	(1,083)	(2,403)
Total other income (expense) — net	$29,800	$(70,682)	$12,387
For the years ended December 31, 2017, 2016 and 2015 the total increase (decrease) in other comprehensive income (loss) related to the impact of pensions on deferred income tax liabilities were $(0.3) million, ($1.0) million and $1.6 million, respectively.
The following table discloses the components of “Other current assets” as of December 31, 2017 and 2016, respectively:

(In thousands)	As of December 31,
	2017	2016
Inventory	$21,940	$21,190
Deposits	1,720	1,445
Other receivables	4,906	9,302
Restricted cash	26,096	680
Other	4,052	6,582
Total other current assets	$58,714	$39,199
During 2017, CCOH established a separate bi-lateral letter of credit facility to issue additional letters of credit to be supported by cash collateral posted by the Company.  As of December 31, 2017, the amount of letters of credit issued under this facility totaled $24.7 million and was backed by cash collateral of $25.4 million, which is classified as Restricted cash.
The following table discloses the components of “Other assets” as of December 31, 2017 and 2016, respectively:

(In thousands)	As of December 31,
	2017	2016
Investments	$10,042	$10,183
Deposits	23,096	19,318
Prepaid expenses	60,294	61,814
Restricted cash	18,095	20,474
Other	13,007	10,224
Total other assets	$124,534	$122,013
The following table discloses the components of “Other long-term liabilities” as of December 31, 2017 and 2016, respectively:

(In thousands)	As of December 31,
	2017	2016
Unrecognized tax benefits	$22,419	$23,772
Asset retirement obligation	44,779	39,451
Deferred rent	105,324	101,673
Employee related liabilities	52,212	55,460
Other	45,681	38,955
Total other long-term liabilities	$270,415	$259,311

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the components of “Accumulated other comprehensive loss,” net of tax, as of December 31, 2017 and 2016, respectively:

(In thousands)	As of December 31,
	2017	2016
Cumulative currency translation adjustments and other	$(340,109)	$(388,246)
Cumulative unrealized gain on securities	1,173	1,588
Total accumulated other comprehensive loss	$(338,936)	$(386,658)
NOTE 12 — QUARTERLY RESULTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Revenue	$544,726	$589,014	$672,319	$708,086	$645,089	$669,221	$729,131	$722,563
Operating expenses:
Direct operating expenses	327,931	341,987	350,173	362,001	356,100	362,250	368,561	355,820
Selling, general and administrative expenses	115,774	126,801	125,898	135,567	128,397	126,164	138,568	126,670
Corporate expenses	34,540	28,224	35,340	29,673	35,333	28,103	38,465	31,436
Depreciation and amortization	77,494	85,395	78,290	86,974	81,096	85,780	89,111	85,975
Impairment charges	—	—	—	—	1,591	7,274	2,568	—
Other operating income (expense), net	32,611	284,774	7,829	(59,384)	(11,783)	1,095	(2,266)	128,203
Operating income	21,598	291,381	90,447	34,487	30,789	60,745	89,592	250,865
Interest expense	92,633	93,873	94,630	94,650	95,467	93,313	98,419	93,056
Interest income on Due from iHeartCommunications	14,807	12,713	15,383	11,291	17,087	12,429	21,594	13,876
Loss on Due from iHeartCommunications	—	—	—	—	—	—	(855,648)	—
Gain (loss) on investments, net	(125)	—	(135)	—	(532)	781	(253)	(250)
Equity in earnings (loss) of nonconsolidated affiliates	(472)	(415)	271	(232)	(628)	(727)	(161)	(315)
Other income (expense), net	3,992	(5,803)	8,908	(33,871)	9,696	(7,305)	7,204	(23,703)
Income (loss) before income taxes	(52,833)	204,003	20,244	(82,975)	(39,055)	(27,390)	(836,091)	147,417
Income tax benefit (expense)	21,837	(62,917)	(18,390)	21,719	(16,347)	3,619	293,118	(39,077)
Consolidated net income (loss)	(30,996)	141,086	1,854	(61,256)	(55,402)	(23,771)	(542,973)	108,340
Less amount attributable to noncontrolling interest	(1,995)	976	6,631	7,857	6,237	7,329	1,326	6,840
Net income (loss) attributable to the Company	$(29,001)	$140,110	$(4,777)	$(69,113)	$(61,639)	$(31,100)	$(544,299)	$101,500
Net income (loss) per common share:
Basic	$(0.08)	$0.39	$(0.01)	$(0.19)	$(0.17)	$(0.09)	$(1.51)	$0.28
Diluted	$(0.08)	$0.39	$(0.01)	$(0.19)	$(0.17)	$(0.09)	$(1.51)	$0.28

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SEGMENT DATA
The Company has two reportable segments, which it believes best reflect how the Company is currently managed – Americas and International.  The Americas segment consists of operations primarily in the United States and Latin America, and the International segment primarily includes operations in Europe and Asia. The Americas and International display inventory consists primarily of billboards, street furniture displays and transit displays.  Corporate includes infrastructure and support including information technology, human resources, legal, finance and administrative functions of each of the Company’s reportable segments, as well as overall executive, administrative and support functions.  Share-based payments are recorded in corporate expenses.
During the first quarter of 2018, the Company revised its segment reporting, as discussed in Note 1.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s reportable segment results for the years ended December 31, 2017, 2016 and 2015:

(In thousands)	Americas Outdoor Advertising	International Outdoor Advertising	Corporate and other reconciling items	Consolidated
Year Ended December 31, 2017
Revenue	$1,256,326	$1,334,939	$—	$2,591,265
Direct operating expenses	574,113	828,652	—	1,402,765
Selling, general and administrative expenses	219,467	289,170	—	508,637
Corporate expenses	—	—	143,678	143,678
Depreciation and amortization	189,707	131,224	5,060	325,991
Impairment charges	—	—	4,159	4,159
Other operating income, net	—	—	26,391	26,391
Operating income (loss)	$273,039	$85,893	$(126,506)	$232,426
Segment assets	$2,969,326	$1,449,365	$252,091	$4,670,782
Capital expenditures	$74,580	$146,392	$3,266	$224,238
Share-based compensation expense	$—	$—	$9,590	$9,590

Year Ended December 31, 2016
Revenue	$1,278,413	$1,410,471	$—	$2,688,884
Direct operating expenses	570,310	851,748	—	1,422,058
Selling, general and administrative expenses	225,415	289,787	—	515,202
Corporate expenses	—	—	117,436	117,436
Depreciation and amortization	185,654	152,758	5,712	344,124
Impairment charges	—	—	7,274	7,274
Other operating income, net	—	—	354,688	354,688
Operating income	$297,034	$116,178	$224,266	$637,478
Segment assets	$3,175,355	$1,342,356	$1,201,117	$5,718,828
Capital expenditures	$81,401	$143,788	$4,583	$229,772
Share-based compensation expense	$—	$—	$10,291	$10,291

Year Ended December 31, 2015
Revenue	$1,349,021	$1,457,183	$—	$2,806,204
Direct operating expenses	597,382	897,520	—	1,494,902
Selling, general and administrative expenses	233,254	298,250	—	531,504
Corporate expenses	—	—	116,523	116,523
Depreciation and amortization	204,514	166,060	5,388	375,962
Impairment charges	—	—	21,631	21,631
Other operating expense, net	—	—	(4,824)	(4,824)
Operating income (loss)	$313,871	$95,353	$(148,366)	$260,858

Segment assets	$3,567,764	$1,573,161	$1,165,863	$6,306,788
Capital expenditures	$82,165	$132,554	$3,613	$218,332
Share-based compensation expense	—	—	$8,502	$8,502
Revenue of $1.5 billion, $1.5 billion and $1.6 billion derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2017, 2016 and 2015, respectively. Revenue of $0.3 billion, $0.3 billion and $0.3 billion derived from France are included in the data above for the years ended December 31, 2017, 2016 and 2015, respectively. Revenue of $1.1

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

billion, $1.1 billion and $1.2 billion derived from the Company’s U.S. operations are included in the data above for the years ended December 31, 2017, 2016 and 2015.
Identifiable long-lived assets of $0.6 billion, $0.5 billion and $0.7 billion derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2017, 2016 and 2015, respectively. Identifiable long-lived assets of $0.3 billion, $0.2 billion and $0.2 billion derived from China are included in the data above for the years ended December 31, 2017, 2016 and 2015, respectively. Identifiable long-lived assets of $0.8 billion, $0.9 billion and $1.0 billion derived from the Company’s U.S. operations are included in the data above for the years ended December 31, 2017, 2016 and 2015, respectively.

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

(In thousands)	December 31, 2017
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	2,212	—	22,841	119,066	—	$144,119
Accounts receivable, net of allowance	—	—	192,493	466,970	—	659,463
Intercompany receivables	—	785,075	2,924,888	88,053	(3,798,016)	—
Prepaid expenses	291	3,433	50,028	58,124	—	111,876
Other current assets	25,441	—	2,552	30,721	—	58,714
Total Current Assets	27,944	788,508	3,192,802	762,934	(3,798,016)	974,172
Structures, net	—	—	675,443	505,439	—	1,180,882
Other property, plant and equipment, net	—	—	119,856	94,291	—	214,147
Indefinite-lived intangibles	—	—	977,152	—	—	977,152
Other intangibles, net	—	—	248,674	25,188	—	273,862
Goodwill	—	—	507,820	206,223	—	714,043
Due from iHeartCommunications	211,990	—	—	—	—	211,990
Intercompany notes receivable	182,026	5,087,742	12,437	16,273	(5,298,478)	—
Other assets	447,152	111,432	1,335,346	70,897	(1,840,293)	124,534
Total Assets	$869,112	$5,987,682	$7,069,530	$1,681,245	$(10,936,787)	$4,670,782

Accounts payable	$—	$—	$7,592	$80,368	$—	$87,960
Intercompany payable	2,924,888	—	873,128	—	(3,798,016)	—
Accrued expenses	1,167	(1,315)	91,325	418,624	—	509,801
Deferred income	—	—	25,278	33,900	—	59,178
Current portion of long-term debt	—	—	115	458	—	573
Total Current Liabilities	2,926,055	(1,315)	997,438	533,350	(3,798,016)	657,512
Long-term debt	—	4,895,104	1,820	369,229	—	5,266,153
Intercompany notes payable	—	16,273	5,046,119	236,086	(5,298,478)	—
Deferred tax liability	(93,111)	853	466,827	(56,462)	—	318,107
Other long-term liabilities	1,157	—	140,272	128,986	—	270,415
Total stockholders' equity (deficit)	(1,964,989)	1,076,767	417,054	470,056	(1,840,293)	(1,841,405)
Total Liabilities and Stockholders' Equity	$869,112	$5,987,682	$7,069,530	$1,681,245	$(10,936,787)	$4,670,782

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	December 31, 2016
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$300,285	$—	$61,542	$180,168	$—	$541,995
Accounts receivable, net of allowance	—	—	193,474	399,596	—	593,070
Intercompany receivables	—	687,043	2,694,094	99,431	(3,480,568)	—
Prepaid expenses	1,363	3,433	51,751	55,022	—	111,569
Assets held for sale	—	—	55,602	—	—	55,602
Other current assets	—	—	6,873	32,326	—	39,199
Total Current Assets	301,648	690,476	3,063,336	766,543	(3,480,568)	1,341,435
Structures, net	—	—	746,877	449,799	—	1,196,676
Other property, plant and equipment, net	—	—	124,138	92,019	—	216,157
Indefinite-lived intangibles	—	—	951,439	9,527	—	960,966
Other intangibles, net	—	—	259,915	39,702	—	299,617
Goodwill	—	—	505,478	190,785	—	696,263
Due from iHeartCommunications	885,701	—	—	—	—	885,701
Intercompany notes receivable	182,026	4,887,354	—	—	(5,069,380)	—
Other assets	280,435	418,658	1,320,838	65,589	(1,963,507)	122,013
Total Assets	$1,649,810	$5,996,488	$6,972,021	$1,613,964	$(10,513,455)	$5,718,828

Accounts payable	$—	$—	$14,897	$71,973	$—	$86,870
Intercompany payable	2,694,094	—	786,474	—	(3,480,568)	—
Accrued expenses	2,223	58,652	35,509	384,488	—	480,872
Deferred income	—	—	33,471	33,534	—	67,005
Current portion of long-term debt	—	—	89	6,882	—	6,971
Total Current Liabilities	2,696,317	58,652	870,440	496,877	(3,480,568)	641,718
Long-term debt	—	4,886,318	1,711	221,991	—	5,110,020
Intercompany notes payable	—	5,000	5,027,681	36,699	(5,069,380)	—
Deferred tax liability	772	1,367	685,780	(49,214)	—	638,705
Other long-term liabilities	1,055	—	135,094	123,162	—	259,311
Total stockholders' equity (deficit)	(1,048,334)	1,045,151	251,315	784,449	(1,963,507)	(930,926)
Total Liabilities and Stockholders' Equity	$1,649,810	$5,996,488	$6,972,021	$1,613,964	$(10,513,455)	$5,718,828

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2017
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$1,137,003	$1,454,262	$—	$2,591,265
Operating expenses:
Direct operating expenses	—	—	510,271	892,494	—	1,402,765
Selling, general and administrative expenses	—	—	192,452	316,185	—	508,637
Corporate expenses	14,660	—	93,232	35,786	—	143,678
Depreciation and amortization	—	—	181,906	144,085	—	325,991
Impairment charges	—	—	—	4,159	—	4,159
Other operating income (expense), net	(406)	—	34,943	(8,146)	—	26,391
Operating income (loss)	(15,066)	—	194,085	53,407	—	232,426
Interest (income) expense, net	(414)	353,082	(205)	28,686	—	381,149
Interest income on Due from iHeartCommunications	68,871	—	—	—	—	68,871
Intercompany interest income	16,349	339,925	69,424	184	(425,882)	—
Intercompany interest expense	68,871	406	356,458	147	(425,882)	—
Loss on Due from iHeartCommunications	(855,648)	—	—	—	—	(855,648)
Loss on investments, net	—	—	—	(1,045)	—	(1,045)
Equity in earnings (loss) of nonconsolidated affiliates	118,995	4,749	(18,122)	(1,981)	(104,631)	(990)
Other income, net	3,167	—	11,232	15,401	—	29,800
Income (loss) before income taxes	(731,789)	(8,814)	(99,634)	37,133	(104,631)	(907,735)
Income tax benefit (expense)	92,073	2,405	218,629	(32,889)	—	280,218
Consolidated net income (loss)	(639,716)	(6,409)	118,995	4,244	(104,631)	(627,517)
Less amount attributable to noncontrolling interest	—	—	—	12,199	—	12,199
Net income (loss) attributable to the Company	$(639,716)	$(6,409)	$118,995	$(7,955)	$(104,631)	$(639,716)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	235	44,916	—	45,151
Unrealized holding loss on marketable securities	—	—	—	(414)	—	(414)
Other adjustments to comprehensive income (loss)	—	—	—	6,720	—	6,720
Reclassification adjustments	—	—	—	5,441	—	5,441
Equity in subsidiary comprehensive income	47,722	38,025	47,487	—	(133,234)	—
Comprehensive income (loss)	(591,994)	31,616	166,717	48,708	(237,865)	(582,818)
Less amount attributable to noncontrolling interest	—	—	—	9,176	—	9,176
Comprehensive income (loss) attributable to the Company	$(591,994)	$31,616	$166,717	$39,532	$(237,865)	$(591,994)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2016
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$1,144,445	$1,544,439	$—	$2,688,884
Operating expenses:
Direct operating expenses	—	—	497,634	924,424	—	1,422,058
Selling, general and administrative expenses	—	—	196,006	319,196	—	515,202
Corporate expenses	13,157	—	61,926	42,353	—	117,436
Depreciation and amortization	—	—	177,918	166,206	—	344,124
Impairment charges	—	—	—	7,274	—	7,274
Other operating income (expense), net	(427)	—	291,717	63,398	—	354,688
Operating income (loss)	(13,584)	—	502,678	148,384	—	637,478
Interest (income) expense, net	(1,195)	353,447	721	21,919	—	374,892
Interest income on Due from iHeartCommunications	50,309	—	—	—	—	50,309
Intercompany interest income	16,142	341,472	52,103	—	(409,717)	—
Intercompany interest expense	50,309	15	357,614	1,779	(409,717)	—
Gain (loss) on investments, net	—	—	(250)	781	—	531
Equity in earnings (loss) of nonconsolidated affiliates	136,885	44,767	(19,575)	(2,837)	(160,929)	(1,689)
Other income (expense), net	3,429	—	(6,376)	(67,735)	—	(70,682)
Income before income taxes	144,067	32,777	170,245	54,895	(160,929)	241,055
Income tax benefit (expense)	(2,670)	(55,574)	(33,360)	14,948	—	(76,656)
Consolidated net income (loss)	141,397	(22,797)	136,885	69,843	(160,929)	164,399
Less amount attributable to noncontrolling interest	—	—	—	23,002	—	23,002
Net income (loss) attributable to the Company	$141,397	$(22,797)	$136,885	$46,841	$(160,929)	$141,397
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	(8,000)	30,408	—	22,408
Unrealized holding loss on marketable securities	—	—	—	(576)	—	(576)
Other adjustments to comprehensive loss	—	—	—	(11,814)	—	(11,814)
Reclassification adjustments	—	—	—	46,730	—	46,730
Equity in subsidiary comprehensive income	65,175	66,758	73,175	—	(205,108)	—
Comprehensive income	206,572	43,961	202,060	111,589	(366,037)	198,145
Less amount attributable to noncontrolling interest	—	—	—	(8,427)	—	(8,427)
Comprehensive income attributable to the Company	$206,572	$43,961	$202,060	$120,016	$(366,037)	$206,572

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2015
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$1,193,320	$1,612,884	$—	$2,806,204
Operating expenses:
Direct operating expenses	—	—	507,729	987,173	—	1,494,902
Selling, general and administrative expenses	—	—	199,769	331,735	—	531,504
Corporate expenses	13,049	—	58,719	44,755	—	116,523
Depreciation and amortization	—	—	194,891	181,071	—	375,962
Impairment charges	—	—	21,631	—	—	21,631
Other operating income (expense), net	(458)	—	(7,732)	3,366	—	(4,824)
Operating income (loss)	(13,507)	—	202,849	71,516	—	260,858
Interest expense, net	2	352,329	1,630	1,708	—	355,669
Interest income on Due from iHeartCommunications	61,439	—	—	—	—	61,439
Intercompany interest income	16,068	340,457	62,002	—	(418,527)	—
Intercompany interest expense	61,439	—	356,525	563	(418,527)	—
Equity in earnings (loss) of nonconsolidated affiliates	(75,927)	10,383	5,609	(1,935)	61,581	(289)
Other income, net	2,915	3,440	20,318	10,289	(24,575)	12,387
Income (loss) before income taxes	(70,453)	1,951	(67,377)	77,599	37,006	(21,274)
Income tax expense	(953)	(575)	(8,550)	(39,865)	—	(49,943)
Consolidated net income (loss)	(71,406)	1,376	(75,927)	37,734	37,006	(71,217)
Less amount attributable to noncontrolling interest				24,764		24,764
Net income (loss) attributable to the Company	$(71,406)	$1,376	$(75,927)	$12,970	$37,006	$(95,981)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	(3,440)	(16,605)	(92,684)	—	(112,729)
Unrealized holding gain on marketable securities	—	—	—	553	—	553
Other adjustments to comprehensive loss	—	—	—	(10,266)	—	(10,266)
Reclassification adjustments	—	—	—	808	—	808
Equity in subsidiary comprehensive loss	(110,480)	(61,867)	(93,875)	—	266,222	—
Comprehensive loss	(181,886)	(63,931)	(186,407)	(88,619)	303,228	(217,615)
Less amount attributable to noncontrolling interest	—	—	—	(11,154)	—	(11,154)
Comprehensive loss attributable to the Company	$(181,886)	$(63,931)	$(186,407)	$(77,465)	$303,228	$(206,461)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2017
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(639,716)	$(6,409)	$118,995	$4,244	$(104,631)	$(627,517)
Reconciling items:
Impairment charges	—	—	—	4,159	—	4,159
Depreciation and amortization	—	—	181,906	144,085	—	325,991
Deferred taxes	(93,882)	(514)	(218,955)	2,239	—	(311,112)
Provision for doubtful accounts	—	—	10,083	(3,343)	—	6,740
Amortization of deferred financing charges and note discounts, net	—	8,786	—	1,741	—	10,527
Share-based compensation	—	—	6,432	3,158	—	9,590
(Gain) loss on disposal of operating assets, net	—	—	(35,020)	5,673	—	(29,347)
Loss on Due from iHeartCommunications	855,648	—	—	—	—	855,648
Loss on investments, net	—	—	—	1,045	—	1,045
Equity in (earnings) loss of nonconsolidated affiliates	(118,995)	(4,749)	18,122	1,981	104,631	990
Foreign exchange transaction gain	—	—	(27)	(29,536)	—	(29,563)
Other reconciling items, net	—	—	(3,423)	(1,287)	—	(4,710)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	—	—	(9,104)	(30,686)	—	(39,790)
Decrease in prepaids and other current assets	1,072	—	2,410	6,070	—	9,552
Increase (decrease) in accrued expenses	(436)	(59,968)	56,926	(3,838)	—	(7,316)
Increase (decrease) in accounts payable	—	—	(7,305)	3,179	—	(4,126)
Increase (decrease) in accrued interest	—	—	(77)	508	—	431
Decrease in deferred income	—	—	(8,401)	(4,872)	—	(13,273)
Changes in other operating assets and liabilities	—	—	(3,067)	(7,264)	—	(10,331)
Net cash provided by (used for) operating activities	$3,691	$(62,854)	$109,495	$97,256	$—	$147,588
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(73,641)	(150,597)	—	(224,238)
Proceeds from disposal of assets	—	—	55,747	16,302	—	72,049
Purchases of other operating assets	—	—	(757)	(80)	—	(837)
(Increase) decrease in intercompany notes receivable, net	—	149,612	11	(11,284)	(138,339)	—
Dividends from subsidiaries	—	—	10,710	—	(10,710)	—
Change in other, net	(25,441)	—	(5)	2,571	—	(22,875)
Net cash provided by (used for) investing activities	$(25,441)	$149,612	$(7,935)	$(143,088)	$(149,049)	$(175,901)
Cash flows from financing activities:
Payments on credit facilities	—	—	—	(909)	—	(909)
Proceeds from long-term debt	—	—	—	156,000	—	156,000
Payments on long-term debt	—	—	(100)	(648)	—	(748)
Net transfers to iHeartCommunications	(181,939)	—	—	—	—	(181,939)
Dividends and other payments to noncontrolling interests	—	—	—	(12,010)	—	(12,010)
Dividends paid	(332,824)	—	—	(10,710)	10,710	(332,824)
Increase (decrease) in intercompany notes payable, net	—	11,273	—	(149,612)	138,339	—
Intercompany funding	239,908	(98,031)	(140,160)	(1,717)	—	—
Change in other, net	(1,468)	—	(1)	(5,614)	—	(7,083)
Net cash used for financing activities	(276,323)	(86,758)	(140,261)	(25,220)	149,049	(379,513)
Effect of exchange rate changes on cash	—	—	—	9,950	—	9,950
Net decrease in cash and cash equivalents	(298,073)	—	(38,701)	(61,102)	—	(397,876)
Cash and cash equivalents at beginning of year	300,285	—	61,542	180,168	—	541,995
Cash and cash equivalents at end of year	$2,212	$—	$22,841	$119,066	$—	$144,119

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2016
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$141,397	$(22,797)	$136,885	$69,843	$(160,929)	$164,399
Reconciling items:
Impairment charges	—	—	—	7,274	—	7,274
Depreciation and amortization	—	—	177,918	166,206	—	344,124
Deferred taxes	—	—	88,083	(56,769)	—	31,314
Provision for doubtful accounts	—	—	5,565	5,094	—	10,659
Amortization of deferred financing charges and note discounts, net	—	8,741	—	1,831	—	10,572
Share-based compensation	—	—	5,658	4,633	—	10,291
Gain on sale of operating and fixed assets	—	—	(293,802)	(69,683)	—	(363,485)
(Gain) loss on investments, net	—	—	250	(781)	—	(531)
Equity in (earnings) loss of nonconsolidated affiliates	(136,885)	(44,767)	19,575	2,837	160,929	1,689
Foreign exchange transaction loss	—	—	22,874	46,725	—	69,599
Other reconciling items, net	—	—	1,256	(1,391)	—	(135)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	—	—	13,660	16,648	—	30,308
(Increase) decrease in prepaids and other current assets	60	—	5,662	(21,300)		(15,578)
Increase (decrease) in accrued expenses	(227)	59,359	(70,834)	37,220	—	25,518
Increase (decrease) in accounts payable	—	—	2,764	(6,561)	—	(3,797)
Increase (decrease) in accrued interest	—	—	(571)	765	—	194
Decrease in deferred income	—	—	(5,265)	(12,854)	—	(18,119)
Changes in other operating assets and liabilities	—	—	9,846	(3,849)	—	5,997
Net cash provided by operating activities	$4,345	$536	$119,524	$185,888	$—	$310,293
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(77,034)	(152,738)	—	(229,772)
Proceeds from disposal of assets	—	—	358,906	449,288	—	808,194
Purchases of other operating assets	—	—	(1,689)	(555)	—	(2,244)
Decrease in intercompany notes receivable, net	—	220,038	—	—	(220,038)	—
Dividends from subsidiaries	—	—	235,467	—	(235,467)	—
Change in other, net	—	(79)	—	(24,679)	79	(24,679)
Net cash provided by investing activities	$—	$219,959	$515,650	$271,316	$(455,426)	$551,499
Cash flows from financing activities:
Payments on credit facilities	—	—	—	(2,100)	—	(2,100)
Proceeds from long-term debt	—	—	801	6,055	—	6,856
Payments on long-term debt	—	—	(79)	(2,255)	—	(2,334)
Net transfers to iHeartCommunications	45,099	—	—	—	—	45,099
Dividends and other payments to noncontrolling interests	—	—	—	(16,917)	—	(16,917)
Dividends paid	(755,538)	—	(913)	(234,554)	235,467	(755,538)
Increase (decrease) in intercompany notes payable, net	—	5,000	(3,604)	(221,434)	220,038	—
Intercompany funding	789,044	(225,495)	(588,292)	24,743	—	—
Change in other, net	(1,366)	—	—	(120)	(79)	(1,565)
Net cash provided by (used for) financing activities	77,239	(220,495)	(592,087)	(446,582)	455,426	(726,499)
Effect of exchange rate changes on cash	—	—	—	(6,041)	—	(6,041)
Net increase in cash and cash equivalents	81,584	—	43,087	4,581	—	129,252
Cash and cash equivalents at beginning of year	218,701	—	18,455	175,587	—	412,743
Cash and cash equivalents at end of year	$300,285	$—	$61,542	$180,168	$—	$541,995

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2015
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(71,406)	$1,376	$(75,927)	$37,734	$37,006	$(71,217)
Reconciling items:
Impairment charges	—	—	21,631	—	—	21,631
Depreciation and amortization	—	—	194,891	181,071	—	375,962
Deferred taxes	—	1,282	7,305	(5,282)	—	3,305
Provision for doubtful accounts	—	—	5,398	7,986	—	13,384
Amortization of deferred financing charges and note discounts, net	—	7,468	1,230	72	—	8,770
Share-based compensation	—	—	5,855	2,647	—	8,502
Gain on sale of operating and fixed assets	—	—	(1,235)	(4,233)	—	(5,468)
Equity in (earnings) loss of nonconsolidated affiliates	75,927	(10,383)	(5,609)	1,935	(61,581)	289
Foreign exchange transaction gain	—	(3,440)	(11)	(11,339)	—	(14,790)
Other reconciling items, net	—	—	1,350	—	—	1,350
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	—	—	(12,878)	(43,702)	—	(56,580)
(Increase) decrease in prepaids and other current assets	(124)	(3,433)	4,664	(2,835)	—	(1,728)
Increase (decrease) in accrued expenses	486	(983)	5,476	(414)	—	4,565
Increase (decrease) in accounts payable	—	—	(15,742)	26,424	19,960	30,642
Increase (decrease) in accrued interest	—	(3,199)	15	(888)	—	(4,072)
Increase (decrease) in deferred income	—	—	(6,879)	9,428	—	2,549
Changes in other operating assets and liabilities	—	—	(17,114)	(1,047)	—	(18,161)
Net cash provided by (used by) operating activities	4,883	(11,312)	112,420	197,557	(4,615)	298,933
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(72,374)	(145,958)	—	(218,332)
Proceeds from disposal of assets	—	—	4,626	6,638	—	11,264
Purchases of other operating assets	—	—	(23,042)	(598)	—	(23,640)
Decrease in intercompany notes receivable, net	—	70,125	—	—	(70,125)	—
Dividends from subsidiaries	—	157,570	—	—	(157,570)	—
Change in other, net	—	(8,606)	(909)	(27,015)	9,513	(27,017)
Net cash provided by (used by) investing activities	—	219,089	(91,699)	(166,933)	(218,182)	(257,725)
Cash flows from financing activities:
Payments on credit facilities	—	—	—	(3,849)	—	(3,849)
Proceeds from long-term debt	—	—	—	222,777	—	222,777
Payments on long-term debt	—	—	(56)	—	—	(56)
Net transfer to iHeartCommunications	17,007	—	—	—	—	17,007
Dividends and other payments to noncontrolling interests	—	—	—	(30,870)	—	(30,870)
Dividends paid	—	—	—	(182,145)	182,145	—
Decrease in intercompany notes payable, net	—	—	(4,625)	(65,500)	70,125	—
Intercompany funding	193,021	(207,777)	2,415	12,341	—	—
Change in other, net	2,885	—	—	673	(9,513)	(5,955)
Net cash provided by (used by) financing activities	212,913	(207,777)	(2,266)	(46,573)	242,757	199,054
Effect of exchange rate changes on cash	—	—	—	(13,723)	—	(13,723)
Net increase (decrease) in cash and cash equivalents	217,796	—	18,455	(29,672)	19,960	226,539
Cash and cash equivalents at beginning of year	905	—	—	205,259	(19,960)	186,204
Cash and cash equivalents at end of year	$218,701	$—	$18,455	$175,587	$—	$412,743

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable
ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. As a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As of December 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on the assessment, we determined that there was a material weakness in internal control over financial reporting with respect to Clear Media Limited, our outdoor business in China. Clear Media Limited is an indirect, non-wholly-owned subsidiary of the Company whose ordinary shares are listed but currently suspended from trading on the Hong Kong Stock Exchange. Specifically, falsification of bank statements and other supporting documentation used to complete bank reconciliations, collusion and circumvention of controls enabled an employee of Clear Media Limited to misappropriate $10.2 million over several years and resulted in discrepancies between actual cash balances and cash amounts included in the Company’s accounting records. These discrepancies were identified in January 2018 when the employee surrendered to the police in China and confessed to the misappropriation, and our consolidated financial statements as of and for the year ended December 31, 2017 have been adjusted to accurately reflect the Company’s cash balances.
Upon discovery of the misappropriation, we undertook certain procedures including a forensic investigation and performance of incremental substantive testing of the amounts recorded in the accounting records of our China business. Such procedures identified other matters, including three unauthorized bank accounts opened in the names of certain subsidiaries of our China business of which management was not aware. The unauthorized bank accounts have been reported to the police in China. Our investigation, as well as the investigation by the police, are on-going.
The errors arising from the deficiencies identified at our China business are not material to the consolidated financial statements reported in any interim or annual period, and therefore did not result in a revision to previously filed financial statements. However, the control deficiencies could have resulted in misstatements of the aforementioned accounts and disclosures that could have resulted in a material misstatement or omission to the annual or interim consolidated financial statements that would not have been prevented or detected in a timely manner. Specifically, it was determined that our China business had control deficiencies related to: circumvention of controls and the related control environment through collusion and override of control processes; inadequate segregation of duties; and inadequate controls regarding the safeguarding of authorization mechanisms for bank accounts. We have determined that these control deficiencies constitute a material weakness.
Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017, based on criteria described in the 2013 Framework.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”
Remediation of the Material Weakness
We are evaluating the material weakness and developing a plan of remediation to strengthen the internal controls over the cash management process and financial reporting of our China business.  The remediation plan at Clear Media Limited will include actions to:
▪implement additional monitoring controls through revising and formalizing the cash and cash equivalent review processes;
▪enhance the formality and rigor of review and reconciliation procedures;
▪strengthen controls around access and use of banking authorization tokens and chops; and
▪formalize review and approval processes around related party transactions;
We are committed to maintaining a strong internal control environment and believe that these remediation efforts will address the weakness in controls described above.  We have started to implement these steps, however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weakness described above will continue to exist.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Clear Channel Outdoor Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Clear Channel Outdoor Holdings, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Clear Channel Outdoor Holdings, Inc. and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to an inadequate control environment at its China based subsidiary, Clear Media Limited, specifically it was determined that there was inadequate segregation of duties and inadequate controls regarding the safeguarding of authorization mechanisms for transactions.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and financial statement schedule listed in the Index at Item 15 (a)2. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report dated May 3, 2018, which expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design an operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations on Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

/s/ Ernst & Young LLP
San Antonio, Texas
May 3, 2018

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
All other information required by this item is incorporated by reference to the information set forth in a Form 10-K/A or our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to a Form 10-K/A or our Definitive Proxy Statement.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table summarizes information as of December 31, 2017 relating to our equity compensation plans pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights (1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity Compensation Plans approved by security holders(2)	8,010,876(3)	$6.10	26,849,707
Equity Compensation Plans not approved by security holders	—	—	—
Total	8,010,876	$6.10	26,849,707

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

(3)
This number includes shares subject to outstanding awards granted, of which 4,110,459 shares are subject to outstanding options, 2,527,419 shares are subject to outstanding restricted shares and 1,372,998 shares are subject to outstanding RSUs.

All other information required by this item is incorporated by reference to a Form 10-K/A or our Definitive Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to a Form 10-K/A or our Definitive Proxy Statement.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to a Form 10-K/A or our Definitive Proxy Statement.
PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)1.  Financial Statements.
The following consolidated financial statements are included in Item 8:
Consolidated Balance Sheets as of December 31, 2017 and 2016.
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2017, 2016 and 2015.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2017, 2016 and 2015.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015.
Notes to Consolidated Financial Statements
(a)2. Financial Statement Schedule.
The following financial statement schedule for the years ended December 31, 2017, 2016 and 2015 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.
Schedule II Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts

(In thousands)		Charges
	Balance at	to Costs,	Write-off		Balance
	Beginning	Expenses	of Accounts		at End of
Description	of period	and other	Receivable	Other (1)	Period
Year ended December 31, 2015	$24,308	$13,384	$10,585	$(1,759)	$25,348
Year ended December 31, 2016	$25,348	$10,659	$13,069	$(540)	$22,398
Year ended December 31, 2017	$22,398	$6,740	$8,057	$1,406	$22,487

(1)	Primarily foreign currency adjustments and acquisition and/or divestiture activity.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Deferred Tax Asset Valuation Allowance

(In thousands)		Charges
	Balance at	to Costs,			Balance
	Beginning	Expenses			at end of
Description	of Period	and other (1)	Reversal (2)	Adjustments (3)	Period
Year ended December 31, 2015	$168,555	$41,704	$(457)	$(24,723)	$185,079
Year ended December 31, 2016	$185,079	$47,795	$(82,475)	$(14,360)	$136,039
Year ended December 31, 2017	$136,039	$158,857	$(12,155)	$(8,522)	$274,219

(1)
During 2015, 2016 and 2017, the Company recorded valuation allowances on deferred tax assets attributable to net operating losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future periods. During 2017, the Company recorded $149.2 million in valuation allowance related to federal and state deferred tax assets and $9.7 million in valuation allowance on foreign deferred tax assets due to the uncertainty of the ability to utilize these assets in future periods.

(2)
During 2015, 2016 and 2017, the Company realized the tax benefits associated with certain foreign deferred tax assets, primarily related to foreign loss carryforwards, on which a valuation allowance was previously recorded.  The associated valuation allowance was reversed in the period in which, based on the weight of available evidence, it is more-likely-than-not that the deferred tax asset will be realized. During 2016, the Company released valuation allowances in the U.S. of $32.9 million and in France of $43.3 million.

(3)
During 2015, 2016 and 2017, the Company adjusted certain valuation allowances as a result of changes in tax rates in certain jurisdictions and as a result of the expiration of carryforward periods for net operating loss carryforwards.

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

4.7
Supplemental Indenture, dated as of August 14, 2017, among Clear Channel International B.V., the guarantors party thereto, and U.S. Bank National Association, as trustee, paying agent, registrar and transfer agent (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.'s Current Report on Form 8-K filed on August 14, 2017).

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

10.8
Second Amendment, dated November 29, 2017, to the Revolving Promissory Note dated November 10, 2005, by Clear Channel Outdoor Holdings, Inc., as maker, and iHeartCommunications, Inc., as payee (incorporated by reference to Exhibit 10.3 to iHeartCommunications, Inc.'s Current Report on Form 8-K filed December 1, 2017).

10.9
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

10.12
Third Amendment, dated November 29, 2017, to the Revolving Promissory Note dated November 10, 2005, by iHeartCommunications, Inc., as maker, and Clear Channel Outdoor Holdings, Inc., as payee (incorporated by reference to Exhibit 10.2 to iHeartCommunications, Inc.'s Current Report on Form 8-K filed December 1, 2017).

10.13
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

10.20§	Summary Description of 2012 Supplemental Incentive Plan (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on February 23, 2012).
10.21§
Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan, as amended and restated (the “CCOH Stock Incentive Plan”) (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on April 30, 2007).

10.22§
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

10.24§
Form of Restricted Stock Award Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-130229) filed on December 9, 2005).

10.25§
Form of Restricted Stock Unit Award Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.16 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.26§
Clear Channel Outdoor Holdings, Inc. 2012 Stock Incentive Plan (the “CCOH 2012 Stock Incentive Plan”) (Incorporated by reference to Exhibit 99.1 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-181514) filed on May 18, 2012).

10.27§
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

10.29§
Form of Restricted Stock Unit Award Agreement under the CCOH 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.27 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.30§
Clear Channel Outdoor Holdings, Inc. Amended and Restated 2006 Annual Incentive Plan (Incorporated by reference to Appendix B to the Clear Channel Outdoor Holdings, Inc. Definitive Proxy Statement on Schedule 14A for its 2012 Annual Meeting of Stockholders filed on April 9, 2012).

10.31§
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

10.33§	Relocation Policy - Function Head Direct Reports (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on October 21, 2010).
10.34§	Form of Independent Director Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on June 3, 2009).
10.35§	Form of Affiliate Director Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on June 3, 2009).
10.36§
Indemnification Agreement by and among Clear Channel Outdoor Holdings, Inc. and Robert W. Pittman dated September 18, 2012 (Incorporated by reference to Exhibit 10.4 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.37§
Indemnification Agreement by and among Clear Channel Outdoor Holdings, Inc. and Robert H. Walls, Jr. dated September 5, 2012 (Incorporated by reference to Exhibit 10.6 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.38§
Employment Agreement, effective as of January 24, 2012, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K/A filed on July 27, 2012).

10.39§
Amendment No. 1 to Employment Agreement, effective as of March 2, 2015, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.40§
Amendment No. 2 to Employment Agreement, effective as of December 17, 2015, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.38 to Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.41§
Amended and Restated Employment Agreement, dated as of January 13, 2014 between Robert Pittman and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.42§
Employment Agreement by and between iHeartMedia, Inc. and Richard J. Bressler, dated July 29, 2013 (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K/A filed on August 2, 2013).

10.43§
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

10.46§
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

10.51
Stipulation of Settlement, dated as of July 8, 2013, among legal counsel for iHeartCommunications, Inc. and the other named defendants, the special litigation committee of the board of directors of Clear Channel Outdoor Holdings, Inc. and the plaintiffs (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on July 9, 2013).

10.52§
Employment Agreement by and between iHeartMedia Management Services, Inc. and Scott D. Hamilton, dated May 20, 2014 (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on June 25, 2014).

10.53§
Employment Agreement by and between iHeartMedia Management Services, Inc. and Steven J. Macri dated October 7, 2013 (Incorporated by reference to Exhibit 10.81 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.54§
Employment Agreement, effective as of March 3, 2015, between Scott Wells and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.55
Subordination Agreement, dated as of December 16, 2015, among Clear Channel International B.V., the guarantors party thereto, U.S. Bank National Association, as trustee, and the subordinated creditors party thereto (Incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on 8-K filed on December 16, 2015).

10.56§
First Amendment to Employment Agreement, effective as of May 1, 2017, between Scott D. Hamilton and iHeartMedia Management Services, Inc. (incorporated by reference to Exhibit 10.1 to iHeartMedia, Inc.'s Quarterly Report on Form 10-Q filed on November 8, 2017).

10.57§
Third Amendment to Employment Agreement, dated as of May 20, 2017, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Quarterly Report on Form 10-Q filed on August 3, 2017).

10.58§
Fourth Amendment to Employment Agreement effective January 1, 2018, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.'s Current Report on Form 8-K filed on December 8, 2017).

10.59§
Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference to Appendix B to the Clear Channel Outdoor Holdings, Inc. definitive proxy statement on Schedule 14A for its 2017 Annual Meeting of Stockholders filed on April 19, 2017).

10.60§
Form of Restricted Stock Unit Award Agreement (Cliff Vesting) under the Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on July 5, 2017).

10.61§
Form of Restricted Stock Award Agreement (Cliff Vesting) under the Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on July 5, 2017).

10.62§
First Amendment to Employment Agreement, effective as of July 3, 2017, between Steven J. Macri and iHeartMedia, Inc. (incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on July 5, 2017).

10.63
Binding Option and Letter of Intent, dated February 9, 2017, between iHeartMedia, Inc. and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.'s Quarterly Report on Form 10-Q filed on May 4, 2017).

10.64§
Waiver and Consent No. 1, dated as of March 28, 2018, by and among Clear Channel Outdoor Holdings, Inc., as borrower, the lenders party thereto, and Deutsche Bank AG New York Branch, in its capacity as administrative agent (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.'s Current Report on Form 8-K filed April 2, 2018).

10.65§
Second Amendment to Employment Agreement, effective as of February 27, 2018, between Steven J. Macri and iHeartMedia, Inc. (incorporated by reference to Exhibit 10.01 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on March 1, 2018).

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
ITEM 16.  Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2018.
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

Name	Title	Date
/s/ Robert W. Pittman Robert W. Pittman	Chairman, Chief Executive Officer (Principal Executive Officer) and Director	May 3, 2018
/s/ Richard J. Bressler Richard J. Bressler	Chief Financial Officer (Principal Financial Officer)	May 3, 2018
/s/ Scott D. Hamilton Scott D. Hamilton	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer) and Assistant Secretary	May 3, 2018
/s/ Blair E. Hendrix Blair E. Hendrix	Director	May 3, 2018
/s/ Paul Keglevic Paul Keglevic	Director	May 3, 2018
/s/ Daniel G. Jones Daniel G. Jones	Director	May 3, 2018
/s/ Vicente Piedrahita Vicente Piedrahita	Director	May 3, 2018
/s/ Olivia C. Sabine Olivia C. Sabine	Director	May 3, 2018
/s/ Harvey L. Tepner Harvey L. Tepner	Director	May 3, 2018
/s/ Dale W. Tremblay Dale W. Tremblay	Director	May 3, 2018