Form 10-K/A
period 2017-12-31
Clear Channel Outdoor Holdings, Inc.
filed 2018-05-11
CIK 1334978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

EXPLANATORY NOTE

Clear Channel Outdoor Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its original Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 3, 2018 (the “Original 2017 Form 10-K”) for the sole purpose of including the information required by Part III of Form 10-K. Accordingly, Items 10, 11, 12, 13 and 14 of Part III of the Original 2017 Form 10-K are replaced in their entirety with the information provided herein. This Form 10-K/A also amends Item 15 of Part IV of the Original 2017 Form 10-K solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. Because no financial statements are contained within this Form 10-K/A, this Form 10-K/A does not include certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Form 10-K/A.

Except as expressly stated, this Form 10-K/A does not amend, update or change any other items or disclosure in the Original 2017 Form 10-K or reflect events that occurred after the date of the Original 2017 Form 10-K. Therefore, this Form 10-K/A should be read in conjunction with the Original 2017 Form 10-K and the Company’s other filings made with the SEC subsequent to the filing of the Original 2017 Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Composition of the Board of Director

Our Board is divided into three classes serving staggered three-year terms. At each annual meeting of our stockholders, directors will be elected to succeed the class of directors whose terms have expired. As long as iHeartMedia, Inc. (“iHeartMedia”) continues to indirectly own shares of our common stock representing more than 50% of the total voting power of our common stock, it will have the ability to direct the election of all the members of our Board, the composition of our Board committees and the size of the Board.

Because iHeartMedia controls more than 50% of the voting power of Clear Channel Outdoor, we have elected to be treated as a “controlled company” under the NYSE’s Corporate Governance Standards. Accordingly, we are exempt from the provisions of the Corporate Governance Standards requiring that: (1) a majority of our Board consists of independent directors; (2) we have a nominating and governance committee composed entirely of independent directors and governed by a written charter addressing the nominating and governance committee’s purpose and responsibilities; and (3) we have a compensation committee composed entirely of independent directors with a written charter addressing the compensation committee’s purpose and responsibilities. However, notwithstanding this exemption, as described more fully below, we have a Compensation Committee composed entirely of independent directors with a written charter addressing the Compensation Committee’s purpose and responsibilities.

Set forth below is information regarding our directors as of May 11, 2018.

DIRECTORS WHOSE TERMS WILL EXPIRE IN 2018 (CLASS III)

Vicente Piedrahita, age 36, joined THL in March 2012 and is currently a Principal in the firm’s Strategic Resources Group. Prior to joining THL, Mr. Piedrahita worked at Clear Channel Outdoor as Director of Strategic Projects and Initiatives from August 2010 until March 2012 and Monitor Group, a global strategic advisory firm (“Monitor Group”), as a consultant / case team leader from September 2004 until August 2008. Mr. Piedrahita has been a member of our Board since January 2014. Mr. Piedrahita holds a B.A., cum laude, in Sociology from Princeton University and an M.B.A. from Harvard Business School. Mr. Piedrahita was selected to serve as a member of our Board because of his strategic and operational knowledge gained through his experience working at Clear Channel Outdoor, as well as Monitor Group and THL.

Robert W. Pittman, age 64, was appointed as our Chairman and Chief Executive Officer on March 2, 2015. He was appointed Executive Chairman and a director of ours and as Chief Executive Officer and a director of iHeartMedia and iHeartCommunications on October 2, 2011. He was appointed as Chairman of iHeartMedia and iHeartCommunications on May 17, 2013. He also was appointed as Chairman and Chief Executive Officer and a member of the board of managers of iHeartMedia Capital I, LLC, a subsidiary of iHeartMedia and iHeartCommunications, on April 26, 2013. Prior to October 2, 2011, Mr. Pittman served as Chairman of Media and Entertainment Platforms for iHeartMedia and iHeartCommunications since November 2010. He has been a member of, and an investor in, Pilot Group, a private equity investment company, since April 2003. Mr. Pittman was formerly Chief Operating Officer of AOL Time Warner, Inc. from May 2002 to July 2002. He also served as Co-Chief Operating Officer of AOL Time Warner, Inc. from January 2001 to May 2002, and earlier, as President and Chief Operating Officer of America Online, Inc. from February 1998 to January 2001. Mr. Pittman serves on the boards of numerous charitable organizations, including the Lupus Research Alliance, the Rock and Roll Hall of Fame Foundation and the Robin Hood Foundation, where he has served as past Chairman. Mr. Pittman was selected to serve as a member of our Board because of his service as Chief Executive Officer of iHeartMedia and iHeartCommunications, as well as his extensive media experience gained through the course of his career.

Dale W. Tremblay, age 59, has served as President and Chief Executive Officer of C.H. Guenther & Son, Inc., a food marketing and manufacturing company (“C.H. Guenther”), since July 2001. Prior to joining C.H. Guenther, Mr. Tremblay was an officer at the Quaker Oats Company, where he was responsible for all Worldwide Foodservice Businesses. Mr. Tremblay has been a member of our Board since November 2005. He also currently serves on the boards of directors of C.H. Guenther, Texas Capital Bank and NatureSweet Ltd. Mr. Tremblay has a B.A. in Finance from Michigan State University, and served on the Advisory Board for the Michigan State University Financial Analysis Lab and the Business and Community Advisory Council of the Federal Reserve Bank of Dallas. Mr. Tremblay was selected to serve as a member of our Board based on his operational and managerial expertise gained through building and managing a large privately-held company and his international business experience.

DIRECTORS WHOSE TERMS WILL EXPIRE IN 2019 (CLASS I)

Blair E. Hendrix, age 53, is a Managing Director of Bain Capital and the head of the firm’s operationally focused Portfolio Group for North America. Mr. Hendrix joined Bain Capital in 2000. Prior to joining Bain Capital, Mr. Hendrix was Executive Vice President and Chief Operating Officer of DigiTrace Care Services, Inc. (now SleepMed), a national healthcare services company he co-founded. Earlier in his career, Mr. Hendrix was employed by Corporate Decisions, Inc. (now Mercer Management Consulting), a management consulting firm. Mr. Hendrix has been a member of our Board since August 2008. Mr. Hendrix also currently serves as a director of BMC Software, TWCC Holdings Corp. (The Weather Channel), iHeartCommunications and iHeartMedia and as a member of the board of managers of iHeartMedia Capital I, LLC. He previously served as a director of Keystone Automotive Operations, Inc., Innophos Holdings, Inc. and SMTC Corporation. Mr. Hendrix received a B.A. from Brown University, awarded with honors. Mr. Hendrix was selected to serve as a member of our Board because of his operational knowledge gained through his experience with Bain Capital and in management consulting.

Harvey L. Tepner, age 61, is an independent corporate director and private investor. He was a senior executive of WL Ross & Co. LLC, a private equity and alternative investment fund manager (and a subsidiary of Invesco Ltd., a public mutual fund and asset management company) from 2008 to 2015. From 2002 to 2008, Mr. Tepner was a Partner at Compass Advisers, LLP in charge of its investment banking restructuring practice. Prior to that time, Mr. Tepner was a Managing Director of Loeb Partners Corporation from 1995 to 2002, and before Loeb, served as an officer in the corporate finance departments of Dillon, Read & Co. Inc. and Rothschild Inc. Mr. Tepner began his career with Price Waterhouse in Canada and is a Chartered Accountant and Chartered Professional Accountant (Canada). Mr. Tepner serves as a director of Core-Mark Holding Company, Inc., Alpha Natural Resources Holdings, Inc., Nine West Holdings, Inc., and Village Roadshow Entertainment Group (BVI) Limited. In February 2016, Mr. Tepner was appointed a director of Zochem Inc., the Canadian subsidiary of Horsehead Holding Corp., a publicly traded company operating in Chapter 11, and served until the consummation of reorganization proceedings in September 2016. Mr. Tepner previously served on the boards of several public and private companies including portfolio companies controlled by WL Ross & Co. Mr. Tepner holds a B.A. from Carleton University and an M.B.A. from Cornell University. Mr. Tepner was selected to serve as a member of our Board for his extensive experience with public companies, his investment banking and private equity background, and his knowledge of regulatory and accounting issues.

Daniel G. Jones, age 43, is a Managing Director at THL and is part of the firm’s Strategic Resources Group, which works in collaboration with senior management and THL investment professionals to drive value at portfolio companies. Prior to joining THL in 2007, Mr. Jones was a management consultant at Monitor Group from 2004 to 2007. He also served as account leader at Monitor Clipper Fund. Before Monitor Group, Mr. Jones worked in a variety of corporate finance roles, lastly as Financial Project Manager and Deputy to the Chief Financial Officer at LAN Airlines, one of the leading Latin American passenger and cargo airlines. Mr. Jones has been a member of our Board since August 2008. He holds a B.A. from Dartmouth College and an M.B.A. from the MIT Sloan School of Management. Mr. Jones was selected to serve as a member of our Board for his experience in acquisitions and financings gained through his work in private equity at THL and his experience in evaluating strategies, operations and risks gained through his work as a consultant.

DIRECTORS WHOSE TERMS WILL EXPIRE IN 2020 (CLASS II)

Olivia Sabine, age 39, Ms. Sabine is an Executive Vice President at Bain Capital. Prior to joining Bain Capital in 2006, Ms. Sabine was an Engagement Manager at McKinsey & Co., where she consulted in the healthcare, media and entertainment and consumer products industries. Ms. Sabine has been a member of our Board since March 2015. Ms. Sabine received a B.A., magna cum laude, from Columbia College. In addition to the Clear Channel Outdoor Board, Ms. Sabine also sits on the Board of Trustees at Williamstown Theatre Festival as well as Concord Academy. Ms. Sabine was selected to serve as a member of our Board for her experience in operations gained through her work as a consultant and for her experience in acquisitions and financings gained through her work in private equity at Bain Capital.

Paul Keglevic, age 64, Mr. Keglevic served as the Chief Executive Officer of Energy Future Holdings Corp. (“EFH”), since October 2016 and as Chief Restructuring Officer of EFH since December 2013. Previously Mr. Keglevic served as Executive Vice President and Chief Financial Officer for EFH from June 2008 to October 2016. EFH filed for Chapter 11 bankruptcy protection in April 2014 while Mr. Keglevic served as its Chief Financial Officer and Chief Restructuring Officer. Mr. Keglevic was a partner at PricewaterhouseCoopers (“PWC”), an accounting firm, where he worked from July 2002 to July 2008. At PWC he was the U.S. utility sector leader for six years and the clients and sector assurance leader for one year. Prior to PWC, Mr. Keglevic led the utilities practice for Arthur Andersen, where he was a partner for 15 years. Mr. Keglevic serves on the board of directors of Stellus Capital Investment Corp. and Bonzanza Creek Energy, Inc. and has served as a member of the board of directors of several subsidiaries of EFH and the Dallas and State of California Chambers of Commerce and several other charitable and advisory boards. Mr. Keglevic received his B.S. in accounting from Northern Illinois University and is a certified public accountant. Mr. Keglevic was selected to serve as a member of our Board for his extensive experience with public companies and knowledge of accounting and regulatory issues.

Executive Officers

Set forth below is information regarding our executive officers as of May 11, 2018. Information regarding Robert W. Pittman, our Chief Executive Officer is set forth above under “Directors.”

Richard J. Bressler, age 60, is the President, Chief Operating Officer, Chief Financial Officer and Director of iHeartMedia, iHeartMedia Capital I, LLC and iHeartCommunications and the Chief Financial Officer of Clear Channel Outdoor. Mr. Bressler was appointed as the Chief Financial Officer and President of iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommunications and Clear Channel Outdoor on July 29, 2013 and as Chief Operating Officer of iHeartMedia, iHeartMedia Capital I, LLC and iHeartCommunications on February 18, 2015. Prior thereto, Mr. Bressler was a Managing Director at THL. Prior to joining THL, Mr.

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

Scott R. Wells, age 49, is the Chief Executive Officer of Clear Channel Outdoor Americas at each of the iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommunications and Clear Channel Outdoor and was appointed to this position on March 3, 2015. Previously, Mr. Wells served as an Operating Partner at Bain Capital since January 2011 and prior to that served as an Executive Vice President at Bain Capital since 2007. Mr. Wells also was one of the leaders of the firm’s operationally focused Portfolio Group. Prior to joining Bain Capital, he held several executive roles at Dell, Inc. (“Dell”) from 2004 to 2007, most recently as Vice President of Public Marketing and On-Line in the Americas. Prior to joining Dell, Mr. Wells was a Partner at Bain & Company, where he focused primarily on technology and consumer-oriented companies. Mr. Wells was a member of our Board from August 2008 until March 2015. He currently serves as a director of Ad Council, the Achievement Network (ANet) and the Outdoor Advertising Association of America (OAAA). He has an M.B.A., with distinction, from the Wharton School of the University of Pennsylvania and a B.S. from Virginia Tech.

C. William Eccleshare, age 62, is the Chairman and Chief Executive Officer- Clear Channel International at each of iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommunications and Clear Channel Outdoor and was appointed to this position on March 2, 2015. Prior to such time, he served as Chief Executive Officer – Outdoor of iHeartMedia, iHeartCommunications and Clear Channel Outdoor since January 24, 2012 and as Chief Executive Officer—Outdoor of iHeartMedia Capital I, LLC on April 26, 2013. Prior to January 24, 2012, he served as Chief Executive Officer—Clear Channel Outdoor—International of iHeartMedia and iHeartCommunications since February 17, 2011 and as Chief Executive Officer—International of Clear Channel Outdoor since September 1, 2009. Previously, he was Chairman and CEO of BBDO EMEA from 2005 to 2009. Prior thereto, he was Chairman and CEO of Young & Rubicam EMEA since 2002.

Steven J. Macri, age 49, is the Senior Vice President-Corporate Finance of iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommunications and Clear Channel Outdoor and the Chief Financial Officer of iHeartMedia’s iHM segment. Mr. Macri was appointed Senior Vice President—Corporate Finance of iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommunications and Clear Channel Outdoor on September 9, 2014 and as the Chief Financial Officer of iHeartMedia division on October 7, 2013. Prior to joining the company, Mr. Macri served as Chief Financial Officer for LogicSource Inc., from March 2012 to September 2013. Prior to joining LogicSource, Mr. Macri was Executive Vice President and Chief Financial Officer at Warner Music Group Corp. from September 2008 to December 2011 and prior thereto served as Controller and Senior Vice President-Finance from February 2005 to August 2008. He has an MBA from New York University Stern School of Business and a B.S. in Accounting from Syracuse University.

Scott D. Hamilton, age 48, is the Senior Vice President, Chief Accounting Officer and Assistant Secretary of iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommunications and Clear Channel Outdoor. Mr. Hamilton was appointed Senior Vice President, Chief Accounting Officer and Assistant Secretary of iHeartMedia, iHeartCommunications and Clear Channel Outdoor on April 26, 2010 and was appointed as Senior Vice President, Chief Accounting Officer and Assistant Secretary of iHeartMedia Capital I, LLC on April 26, 2013. Prior to April 26, 2010, Mr. Hamilton served as Controller and Chief Accounting Officer of Avaya Inc. (“Avaya”), a multinational telecommunications company, from October 2008 to April 2010. Prior thereto, Mr. Hamilton served in various accounting and finance positions at Avaya, beginning in October 2004. Prior thereto, Mr. Hamilton was employed by PricewaterhouseCoopers from September 1992 until September 2004 in various roles including audit, transaction services and technical accounting consulting.

Robert H. Walls, Jr., age 57, is the Executive Vice President, General Counsel and Secretary of iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommunications and Clear Channel Outdoor. Mr. Walls was appointed the Executive Vice President, General Counsel and Secretary of iHeartMedia, iHeartCommunications and Clear Channel Outdoor on January 1, 2010 and was appointed as Executive Vice President, General Counsel and Secretary of iHeartMedia Capital I, LLC on April 26, 2013. On March 31, 2011, Mr. Walls was appointed to serve in the newly-created Office of the Chief Executive Officer for iHeartMedia Capital I, LLC, iHeartCommunications and Clear Channel Outdoor, in addition to his existing offices. Mr. Walls served in the Office of the Chief Executive Officer for iHeartMedia Capital I, LLC and iHeartCommunications until October 2, 2011, and served in the Office of the Chief Executive Officer for the Company until January 24, 2012. Mr. Walls was a founding partner of Post Oak Energy Capital, LP and served as Managing Director through December 31, 2009 and as an advisor to Post Oak Energy Capital, LP through December 31, 2013.

Committees of the Board

The Board historically has had two standing committees: the Audit Committee and the Compensation Committee. Each committee has a written charter, which guides its operations. The written charters of the Audit Committee and the Compensation Committee are available on Clear Channel Outdoor’s website at www.clearchanneloutdoor.com.

The table below sets forth the current members of each of these committees and the Intercompany Note Committee, which was established in accordance with the terms of the settlement of certain derivative litigation relating to a promissory note (the “Due from iHeartCommunications Note”) between iHeartCommunications, Inc., our indirect parent entity (“iHeartCommunications”), as maker, and Clear Channel Outdoor, as payee, for the specific purpose of monitoring the Due from iHeartCommunications Note.

Board Committee Membership

Name	Audit Committee	Compensation Committee	Intercompany Note Committee
Harvey L. Tepner	X		X
Paul Keglevic	*X	X	X
Dale W. Tremblay	X	*X	*X

*	= Chairman
X	= Committee member

The Audit Committee

The Audit Committee assists the Board in its oversight of the quality and integrity of the accounting, auditing and financial reporting practices of Clear Channel Outdoor. Paul Keglevic has been designated by our Board as an “Audit Committee Financial Expert,” as defined by the SEC. The Audit Committee met four times during 2017. All current members of the Audit Committee are independent as defined by the listing standards of the NYSE and Clear Channel Outdoor’s independence standards and satisfy the other requirements for audit committee membership, including the heightened independence standards, of the NYSE and the SEC.

The Audit Committee’s primary responsibilities, which are discussed in detail within its charter, include the following, subject to the consent of our corporate parent:

•	be responsible for the appointment, compensation, retention and oversight of the work of the independent registered public accounting firm and any other registered public accounting firm engaged for the purpose of preparing an audit report or to perform other audit, review or attest services and all fees and other terms of their engagement;

•	review and discuss reports regarding the independent registered public accounting firm’s independence;

•	review with the independent registered public accounting firm the annual audit scope and plan;

•	review with management, the director of internal audit and the independent registered public accounting firm the budget and staffing of the internal audit department;

•	review and discuss with management and the independent registered public accounting firm the annual and quarterly financial statements and the specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” prior to the filing of the Annual Report on Form 10-K and Quarterly Reports on Form 10-Q;

•	review with the independent registered public accounting firm the critical accounting policies and practices used;

•	review with management, the independent registered public accounting firm and the director of internal audit Clear Channel Outdoor’s internal accounting controls and any significant findings and recommendations;

•	discuss guidelines and policies with respect to risk assessment and risk management;

•	oversee Clear Channel Outdoor’s policies with respect to related party transactions; and

•	review with management and the General Counsel the status of legal and regulatory matters that may have a material impact on Clear Channel Outdoor’s financial statements and compliance policies.

The full text of the Audit Committee’s charter can be found on our website at www.clearchanneloutdoor.com.

The Compensation Committee

The Compensation Committee administers Clear Channel Outdoor’s incentive-compensation plans and equity-based plans, determines compensation arrangements for all executive officers, other than our Chairman and Chief Executive Officer, Chief Financial Officer, Senior Vice President—Corporate Finance, General Counsel and Chief Accounting Officer, and makes recommendations to the Board concerning compensation for directors of Clear Channel Outdoor and its subsidiaries. The Compensation Discussion and Analysis section of this proxy statement provides additional details regarding the basis on which the Compensation Committee determines executive compensation. The Compensation Committee met 4 times during 2017. All members of the Compensation Committee are independent as defined by the listing standards of the NYSE and Clear Channel Outdoor’s independence standards and meet the heightened independence standards for compensation committee membership of the NYSE and the SEC.

The Compensation Committee has the ability, under its charter, to select and retain, at the expense of Clear Channel Outdoor, independent legal and financial counsel and other consultants necessary to assist the Compensation Committee as the Compensation Committee may deem appropriate, in its sole discretion. The Compensation Committee also has the authority to select and retain any compensation consultant to be used to survey the compensation practices in Clear Channel Outdoor’s industry and to provide advice so that Clear Channel Outdoor can maintain its competitive ability to recruit and retain highly qualified personnel. The Compensation Committee has the sole authority to approve related fees and retention terms for any of its counsel and consultants.

The Compensation Committee’s primary purposes, which are discussed in detail within its charter, are to:

•	assist the Board in ensuring that a proper system of long-term and short-term compensation is in place to provide performance-oriented incentives to management, and that compensation plans are appropriate and competitive and properly reflect the objectives and performance of management and Clear Channel Outdoor;

•	review and approve corporate goals and objectives relevant to the compensation of Clear Channel Outdoor’s executive officers, evaluate the performance of the executive officers in light of those goals and objectives and, either as a committee or together with the other independent directors (as directed by the Board), determine and approve the compensation level of the executive officers based on this evaluation;

•	review and adopt, and/or make recommendations to the Board with respect to, incentive-compensation plans for executive officers and equity-based plans;

•	review and discuss with management the Compensation Discussion and Analysis to be included in Clear Channel Outdoor’s proxy statement and determine whether to recommend to the Board the inclusion of the Compensation Discussion and Analysis in the proxy statement;

•	prepare the Compensation Committee report for inclusion in Clear Channel Outdoor’s proxy statement; and

•	recommend to the Board the appropriate compensation for the non-employee members of the Board.

Our Chairman and Chief Executive Officer, Chief Financial Officer, General Counsel, Chief Accounting Officer and Senior Vice President—Corporate Finance simultaneously hold the same positions at iHeartCommunications and iHeartMedia, our indirect parent entities. The compensation of those officers is set by the board of directors and the Compensation Committee of the board of directors of iHeartMedia, and we are allocated a portion of the cost of the services of certain of those officers pursuant to the Corporate Services Agreement, dated November 16, 2005, by and between iHeartMedia Management Services, Inc. (“iHMMS”), an indirect subsidiary of iHeartMedia and us (the “Corporate Services Agreement”). Accordingly, our Compensation Committee charter does not govern the compensation arrangements, policies and practices of our Chairman and Chief Executive Officer, Chief Financial Officer, General Counsel, Chief Accounting Officer and Senior Vice President—Corporate Finance. The term “executive officer” used above in the description of the Compensation Committee’s purposes refers to our employees (other than our Chairman and Chief Executive Officer, Chief Financial Officer, General Counsel, Chief Accounting Officer and Senior Vice President—Corporate Finance) who are (1) subject to the requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), governing insider trading reporting or (2) covered by the regulations under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), governing qualified performance-based compensation. See the Compensation Discussion and Analysis section of this proxy statement. The Compensation Committee has the authority to delegate its responsibilities to subcommittees if the Compensation Committee determines such delegation would be in the best interest of Clear Channel Outdoor.

The full text of the Compensation Committee’s charter can be found on our website at www.clearchanneloutdoor.com.

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics (the “Code of Conduct”) applies to all of our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct constitutes a “code of ethics” as defined by Item 406(b) of Regulation S-K. Our Code of Conduct is publicly available on our Internet website at www.clearchanneloutdoor.com. We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer or principal accounting officer and relates to any element of the definition of code of ethics set forth in Item 406(b) of Regulation S-K by posting such information on our website, www.clearchanneloutdoor.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires Clear Channel Outdoor’s directors, executive officers and beneficial owners of more than 10% of any class of equity securities of Clear Channel Outdoor to file reports of ownership and changes in ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required to furnish Clear Channel Outdoor with copies of all Section 16(a) forms they file.

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2017, our officers, directors and greater than 10% beneficial owners timely filed all required Section 16(a) reports, except that Mr. Jacobs was late in filing a Form 4 disclosing one transaction and Mr. Tremblay was late in filing a Form 4 disclosing one transaction.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following Compensation Discussion and Analysis contains statements regarding Company and individual performance measures and other goals. These goals are disclosed in the limited context of our executive compensation program and should not be understood to be statements of management’s expectations or estimates of results or other guidance. Further, the Company performance measures used for purposes of executive compensation, as described more fully below, differ from segment results reported in our financial statements. Segment results are used to measure the overall financial performance of the Company’s segments, while the performance measures used for compensation purposes are used in connection with assessing the performance of executives. We specifically caution investors not to apply the following discussion to other contexts.

OVERVIEW AND OBJECTIVES OF OUR COMPENSATION PROGRAM

We believe that compensation of our named executive officers should be directly and materially linked to operating performance. The fundamental objective of our compensation program is to attract, retain and motivate top quality executives through compensation and incentives which are competitive within the various labor markets and industries in which we compete for talent and which align the interests of our executives with the interests of our stockholders.

Overall, we have designed our compensation program to:

•	support our business strategy and business plan by clearly communicating what is expected of executives with respect to goals and results and by rewarding achievement;

•	recruit, motivate and retain executive talent; and

•	align executive performance with stockholder interests.

We seek to achieve these objectives through a variety of compensation elements, as summarized below:

Element	Form	Purpose

Base salary	Cash	Provide a competitive level of base compensation in recognition of responsibilities, value to the Company and individual performance

Bonus	Cash	Through annual incentive bonuses, discretionary bonuses and additional bonus opportunities, recognize and provide an incentive for performance that achieves specific corporate and/or individual goals intended to correlate closely with the growth of long-term stockholder value

Long-term Incentive Compensation	Generally stock options, restricted stock, restricted stock units or other equity-based compensation	Incentivize achievement of long-term goals, enable retention and/or recognize achievements and promotions—in each case aligning compensation over a multi-year period directly with the interests of stockholders by creating an equity stake

Other Benefits and Prerequisites	Retirement plans, health and welfare plans and certain perquisites (such as club dues, relocation benefits and payment of legal fees in connection with promotions/new hires, personal use of aircraft, transportation and other services)	Provide tools for employees to pursue financial security through retirement benefits, promote the health and welfare of all employees and provide other specific benefits of value to individual executive officers

Severance	Varies by circumstances of separation	Facilitate an orderly transition in the event of management changes

In May 2017, we held a stockholder advisory vote on the compensation of our named executive officers. More than 99% of the votes cast on the matter approved the compensation of our named executive officers as disclosed in our 2017 proxy statement. Accordingly, we made no significant changes to the objectives or structure of our executive compensation program. We currently hold our say-on-pay vote once every three years. Accordingly, we expect that our next say-on-pay advisory vote will occur at our annual meeting of stockholders in 2020. We also expect our next vote on the frequency of say-on-pay votes to occur at our annual meeting of stockholders in 2023.

COMPENSATION OF OFFICERS EMPLOYED BY IHEARTMEDIA

The following of our named executive officers were employed by and received compensation from iHeartMedia in 2017:

•	Robert W. Pittman, our Chief Executive Officer;

•	Richard J. Bressler, our Chief Financial Officer (Principal Financial Officer); and

•	Steven J. Macri, our Senior Vice President—Corporate Finance.

Accordingly, the 2017 compensation for Messrs. Pittman, Bressler and Macri was set by the Compensation Committee of the Board of Directors of iHeartMedia. Clear Channel Outdoor’s Compensation Committee had no involvement in recommending or approving their compensation.

As described below under “Certain Relationships and Related Party Transactions—iHeartMedia, Inc.—Corporate Services Agreement,” a portion of the 2017 compensation for Messrs. Bressler and Macri was allocated to us in recognition of their services provided to us pursuant to a Corporate Services Agreement between us and a subsidiary of iHeartMedia. Those allocated amounts are reflected in the Summary Compensation Table below, along with any compensation that we or our subsidiaries provided to them directly. See footnote (g) to the Summary Compensation Table below for a description of the allocations. Additionally, upon termination or a change in control, a portion of certain payments that would be due to Messrs. Bressler and Macri would be allocated to us, as reflected in the Potential Payments Upon Termination or Change in Control table set forth below. These allocations were or would be made, as applicable, based on Clear Channel Outdoor’s OIBDAN (as defined below) as a percentage of iHeartMedia’s OIBDAN for the prior year, each as reported in connection with year-end financial results. For purposes of these allocations, OIBDAN is defined as: consolidated net income (loss) adjusted to exclude non-cash compensation expenses and amortization of deferred system implementation costs as well as the following line items presented in the Statement of Operations: income tax benefit

(expense); other income (expense), net; equity in earnings (loss) of nonconsolidated affiliates; interest expense; interest income on the Due from iHeartCommunications Note; other operating income, net; depreciation and amortization; and impairment charges. Mr. Pittman’s compensation is paid by iHeartMedia and is not allocated to us.

All references in this Compensation Discussion and Analysis to compensation policies and practices for our executive officers should be read to exclude the compensation policies and practices applicable to Messrs. Pittman, Bressler and Macri and any other executive officers whose compensation was determined by iHeartMedia, other than with respect to Clear Channel Outdoor equity awards provided to those individuals. Accordingly, except as otherwise indicated below, references in this Compensation Discussion and Analysis to our named executive officers are intended to include:

•	C. William Eccleshare, Chairman and Chief Executive Officer of our International division (“CCI”); and

•	Scott R. Wells, Chief Executive Officer of our Americas division (“CCOA”).

COMPENSATION PRACTICES

The Compensation Committee typically determines total compensation, as well as the individual components of such compensation, of our named executive officers (other than Messrs. Pittman, Bressler and Macri) on an annual basis. All compensation decisions are made within the scope of each named executive officer’s employment agreement, if any.

In making decisions with respect to each element of executive compensation, the Compensation Committee considers the total compensation that may be awarded to the executive, including salary, annual incentive bonus and long-term incentive compensation. Multiple factors are considered in determining the amount of total compensation awarded to the named executive officers, including:

•	the terms of our named executive officers’ employment agreements, if any;

•	the recommendations of the Chief Executive Officer;

•	the value of previous equity awards;

•	internal pay equity considerations; and

•	broad trends in executive compensation generally.

The goal is to award compensation that is reasonable when all elements of potential compensation are considered.

ELEMENTS OF COMPENSATION

As described above, we believe that a combination of various elements of compensation best serves the interests of Clear Channel Outdoor and its stockholders. Having a variety of compensation elements enables us to meet the requirements of the highly competitive environment in which we operate while ensuring that our named executive officers are compensated in a way that advances the interests of all stockholders. Under this approach, executive compensation generally involves a significant portion of pay that is “at risk,” namely, the annual incentive bonus. The annual incentive bonus is based entirely on financial performance, individual performance or a combination of both. In conjunction with the annual incentive bonus awards, the Compensation Committee also may provide annual discretionary bonuses or additional bonus opportunities to our named executive officers, which also would be based on financial performance, individual performance or a combination of both. Equity awards constitute a significant portion of long-term remuneration that is tied directly to stock price appreciation, which benefits all stockholders.

Our practices with respect to each of the elements of executive compensation are set forth below, followed by a discussion of the specific factors relevant to the named executive officers.

Base Salary

Administration. Base salaries for executive officers typically are reviewed on an annual basis and at the time of promotion or other change in responsibilities. In general, any increases in salary will be based on the subjective evaluation of factors such as the level of responsibility, individual performance, level of pay both of the executive in question and other similarly situated executives and competitive pay practices. All decisions regarding increasing or decreasing an executive officer’s base salary are made within the scope of the executive’s respective employment agreement, if any. In the case of our named executive officers who have employment agreements with us, each of their employment agreements contains a minimum level of base salary, as described below under “Executive Compensation—Employment Agreements with the Named Executive Officers.”

In reviewing base salaries, the Compensation Committee considers the importance of linking a significant proportion of the named executive officer’s compensation to performance in the form of the annual incentive bonus (plus any annual discretionary bonuses or additional bonus opportunities), which is tied to financial performance measures, individual performance, or a combination of both, as well as long-term incentive compensation.

Analysis. Mr. Eccleshare’s base salary increased to $1,000,000 in connection with his promotion to serve as our Chief Executive Officer on January 24, 2012. Mr. Eccleshare’s base salary remained at that level for 2017.

In March 2015, we hired Mr. Wells as Chief Executive Officer of our Americas division. Under his employment agreement, Mr. Wells was provided an initial base salary of $750,000. His base salary remained at that level for 2017.

For a more detailed description of the employment agreements of the named executive officers, please refer to “Executive Compensation—Employment Agreements with the Named Executive Officers.”

Annual Incentive Plan

Administration. Each of our named executive officers participates in our 2015 Executive Incentive Plan (the “Annual Incentive Plan”), other than Messrs. Pittman, Bressler and Macri, who participate in iHeartMedia’s 2015 Executive Incentive Plan. The Annual Incentive Plan is administered by the Compensation Committee and is intended to provide an incentive to the named executive officers and other selected key executives to contribute to the growth, profitability and increased stockholder value and to retain such executives. Under the Annual Incentive Plan, participants are eligible for performance-based awards, which represent the conditional right to receive cash or other property based upon the achievement of pre-established performance goals within a specified performance period. No single participant may receive more than $15,000,000 in awards in any calendar year. The Annual Incentive Plan was designed to allow awards to qualify for the performance-based compensation exception under Section 162(m) of the Code.

The performance goals for our named executive officers are set pursuant to an extensive annual operating plan developed by the Chief Executive Officer in consultation with the Board, the Chief Financial Officer and other senior executive officers of Clear Channel Outdoor, within any parameters specified within each executive’s employment agreement. The Chief Executive Officer makes recommendations as to the compensation levels and performance goals of our named executive officers (other than his own) to the Compensation Committee for its review, consideration and approval. The Compensation Committee has complete discretion to accept, reject or modify the recommendations of the Chief Executive Officer.

The 2017 annual incentive bonuses were based on the following performance goals (as further described below): (1) Mr. Eccleshare’s performance goals were based upon achievement of a targeted OIBDAN level for CCI and certain qualitative performance objectives which contributed to CCI’s performance, and (2) Mr. Wells’ performance goals were based on the achievement of a targeted OIBDAN level for CCOA, excluding Latin America, and Latin America and certain qualitative performance objectives, which contributed to CCOA’s performance.

The annual incentive bonus amounts are determined according to the level of achievement of the objective OIBDAN-based performance goals and the individual qualitative performance goals. No award is earned under the objective performance goal below a minimum threshold of performance (90% of the applicable target OIBDAN for each individual) and a maximum amount is earned under the objective performance goal for performance at or above a maximum level (115% of the applicable target OIBDAN for each individual). The Compensation Committee may, in its discretion, reduce the awards earned pursuant to either the objective or individual qualitative performance goals, as applicable.

The Compensation Committee follows the process set forth below to determine the annual incentive bonuses for Messrs. Eccleshare and Wells:

•	at the outset of the fiscal year:

•	set performance goals for the year for Clear Channel Outdoor and the operating divisions;

•	set individual performance goals for each participant; and

•	set a target and maximum annual incentive bonus for each applicable participant; and

•	after the end of the fiscal year, determine the earned amounts by measuring actual performance against the predetermined goals of Clear Channel Outdoor and the operating divisions, as well as any individual performance goals.

Analysis. In determining whether the 2017 financial performance goals were met, the Compensation Committee considered the financial results of Clear Channel Outdoor and its operating divisions from January 1, 2017 to December 31, 2017. For 2017, the performance-based goals applicable to our named executive officers are set forth under “—Summary of 2017 Cash Incentive Payments for each Named Executive Officer” below.

For 2017, Clear Channel Outdoor’s OIBDAN performance was negatively impacted by the macroeconomic environment. As a result, Clear Channel Outdoor and its operating divisions did not meet their OIBDAN targets and the annual incentive bonus awards were paid below the target bonus levels.

Supplemental Incentive Plan

Administration. Mr. Eccleshare participates in the Clear Channel Outdoor Holdings, Inc. 2015 Supplemental Incentive Plan (the “SIP”). Our stockholders approved the SIP in May 2015.

The SIP is intended to provide additional bonus opportunities as an incentive to the executive officers to contribute to the growth, profitability and increased stockholder value of Clear Channel Outdoor and for the retention of such executives. Under the SIP, participants are eligible for performance-based awards, which represent the conditional right to receive cash or other property based upon the achievement of pre-established performance goals within a specified performance period. No single participant may receive more than $15,000,000 in awards in any calendar year. The performance period for awards under the SIP is twelve months. The achievement of an earned award is determined as soon as practicable after the end of the applicable performance period. Unless otherwise communicated to a participant in a written agreement, payment of the awards shall not occur until the 90-day period following the third anniversary of the beginning of the applicable performance period, subject to the participant’s continued employment through such payment date. Pursuant to the terms of his employment agreement, Mr. Eccleshare’s earned SIP bonuses are paid by Clear Channel Outdoor in equal cash installments on or about the first, second and third anniversary of the beginning of the applicable performance period, in each case contingent upon his continued employment through the applicable payment date.

In 2017, Mr. Eccleshare received a SIP bonus opportunity based on certain qualitative performance objectives, which contributed to CCI’s performance.

Analysis. For 2017, the individual performance-based goals for Mr. Eccleshare are set forth under “—Summary of 2017 Cash Incentive Payments for each Named Executive Officer” below. Following the end of 2017, the Compensation Committee determined that Mr. Eccleshare met his performance objectives, and Mr. Eccleshare’s 2017 SIP bonus was earned at 100% of target. The Compensation Committee believed that the payment of SIP awards in increments over a three-year period, subject to continued employment, would enhance the retention value of these awards.

Summary of 2017 Cash Incentive Payments for each Named Executive Officer

C. William Eccleshare

Pursuant to his employment agreement, Mr. Eccleshare’s target bonus for 2017 under the Annual Incentive Plan was set at $1,000,000, with 70% based on the achievement of OIBDAN at CCI of $246.5 million and 30% based on the achievement of the other qualitative performance objectives described below. His maximum bonus for 2017 was set at $2,000,000. For purposes of calculating Mr. Eccleshare’s bonus, OIBDAN was calculated in the same manner as CCI’s reportable OIBDAN, with further adjustments to calculate on a constant currency basis, to exclude restructuring expenses and to allocate the applicable corporate expenses to CCI. CCI’s reportable OIBDAN is defined as CCI’s operating income adjusted to exclude non-cash compensation expenses, included within corporate expenses, as well as Depreciation and amortization; Impairment charges; and Other operating income (expense), net. Mr. Eccleshare’s individual qualitative performance objectives for 2017 consisted of: (1) re-shaping CCI’s operating model; (2) talent and succession planning; (3) continuing to outperform the out-of-home market; (4) increasing digital revenue; and (5) remaining focused on compliance and regulation. CCI’s 2017 OIBDAN was approximately $208.5 million, which was below the OIBDAN minimum. Based on Mr. Eccleshare’s level of achievement of his qualitative performance objectives described above, Mr. Eccleshare received an annual incentive bonus of $300,000. In addition, based on the subjective review of Mr. Eccleshare’s performance by our Compensation Committee, Mr. Eccleshare received an additional $250,000 bonus in respect of 2017 performance, for an aggregate 2017 bonus of $550,000. The annual incentive bonus of $300,000 is reflected in the Non-Equity Incentive Plan Compensation column and the additional $250,000 bonus is reflected in the Bonus column of the Summary Compensation Table for 2017.

Pursuant to a SIP bonus opportunity approved for Mr. Eccleshare by our Compensation Committee with respect to 2017 performance, Mr. Eccleshare also earned an additional $300,000 SIP bonus based on achieving the following additional performance objectives established by our Compensation Committee for Mr. Eccleshare with respect to our business: (1) positioning CCI at the forefront of programmatic delivery in the out-of-home environment; and (2) partnering with iHeartMedia on restructuring transactions and managing any impact on CCI. Of the $300,000 SIP bonus earned with respect to 2017 performance, $100,000 was paid at the end of February 2018, and the remaining $200,000 will be paid in equal installments of $100,000 each at the same time as the annual incentive bonus payments in 2019 and 2020 if Mr. Eccleshare remains employed on the applicable payment dates. In addition, at the end of February 2018, Mr. Eccleshare was paid the third of three $80,000 installments pursuant to his earned 2015 SIP bonus. He was also paid the second of three $90,000 installments pursuant to his earned 2016 SIP bonus. The final $90,000 installment of the 2016 SIP bonus will be paid at the same time as the annual incentive bonus payments are paid generally in 2019 if Mr. Eccleshare remains employed on the payment date. The $80,000 payment of the 2015 SIP bonus, the $90,000 payment of the 2016 SIP bonus and the $100,000 payment of the 2017 SIP bonus are reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table for 2017.

In March 2017, in accordance with his amended employment agreement, Mr. Eccleshare received a cash payment of $1.1 million as a bonus in lieu of the severance payment Mr. Eccleshare would have been entitled to pursuant to a prior employment agreement, which payment was conditioned on his continued employment through March 2017. This payment is reflected in the Bonus column of the Summary Compensation Table for 2017.

Pursuant to the amendment to his employment agreement, Mr. Eccleshare was paid a retention award of $875,000 on January 1, 2018, which will be reflected as compensation in the Summary Compensation Table for 2018. This retention award is subject to his continued employment through June 30, 2019. He will also receive an additional retention payment of $875,000 on January 1, 2020 subject to his continued employment through June 30, 2020.

Scott R. Wells

Pursuant to his employment agreement, Mr. Wells’ target bonus for 2017 under the Annual Incentive Plan was set at $750,000, with 65% based on the achievement of OIBDAN at CCOA, excluding Latin America, of $443.9 million, 5% based on the achievement of Latin America OIBDAN of $24.1 million and 30% based on the achievement of the other qualitative performance objectives described below. His maximum bonus for 2017 was set at $1,500,000. For purposes of calculating Mr. Wells’ bonus, OIBDAN was calculated in the same manner as CCOA’s reportable OIBDAN, with further adjustments to calculate on a constant currency basis, to exclude restructuring expenses and to allocate the applicable corporate expenses to CCOA. CCOA’s reportable OIBDAN is defined as CCOA’s operating income adjusted to exclude non-cash compensation expenses, included within corporate expenses, as well as Depreciation and amortization; Impairment charges; and Other operating income (expense), net. Mr. Wells’ individual qualitative performance objectives for 2017 consisted of: (1) proactively managing liquidity levers while still strategically driving footprint growth; (2) driving national sales group growth; (3) driving customer valued innovation to increase use of Outdoor by national advertisers; (4) embedding solution-selling techniques and digital fluency in our local markets and reducing customer churn; (5) continuing to drive winning culture and high talent standards; (6) resolving our Los Angeles digital billboard litigation; and (7) continuing to raise the bar for a winning culture at CCOA. The 2017 CCOA OIBDAN, excluding Latin America, was approximately $409.9 million which was below the OIBDAN target but above the OIBDAN minimum. The Latin America OIBDAN was approximately $22.6 million which was below the OIBDAN target, but above the OIBDAN minimum. Based on the achieved OIBDAN levels, together with Mr. Wells’ level of achievement of his qualitative performance objectives described above, Mr. Wells received an annual incentive bonus of $551,396. The annual incentive bonus of $551,396 is reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table for 2017.

Long-Term Incentive Compensation

Administration. Our named executive officers participate in our 2012 Amended and Restated Stock Incentive Plan or our previous 2005 Stock Incentive Plan (the “2005 Stock Incentive Plan”), which allow for the issuance of incentive and non-statutory stock options, restricted stock and other equity awards. The 2012 Amended and Restated Stock Incentive Plan is administered by our Compensation Committee. See “Executive Compensation—Grants of Plan-Based Awards” for a more detailed description of the 2012 Amended and Restated Stock Incentive Plan. As of December 31, 2017, there were 247 employees holding outstanding stock incentive awards under the 2012 Amended and Restated Stock Incentive Plan and the 2005 Stock Incentive Plan. In general, the level of long-term incentive compensation is determined based on an evaluation of competitive factors in conjunction with total compensation provided to the executive officers and the overall goals of the compensation program described above. Long-term incentive compensation typically has been paid in stock options and/or restricted stock or restricted stock units with time-vesting conditions and/or vesting conditions tied to predetermined performance goals. The Board believes equity ownership is important for purposes of executive retention and alignment of interests with stockholders.

Stock Options, Restricted Stock and Restricted Stock Units. Long-term incentive compensation may be granted to our named executive officers in the form of stock options, with exercise prices of not less than fair market value of our Class A common stock on the date of grant and with a 10-year term. We typically define fair market value as the closing price on the date of grant. Long-term incentive compensation also may be granted to our named executive officers in the form of restricted stock or restricted stock unit awards. Vesting schedules are set by the Compensation Committee in its discretion and vary on a case by case basis. All vesting is contingent on continued employment, with rare exceptions made by the Compensation Committee. See “Executive Compensation—Potential Post-Employment Payments” for a description of the treatment of the named executive officers’ equity awards upon termination or change in control. All decisions to award the named executive officers stock options, restricted stock or restricted stock units are in the sole discretion of the Compensation Committee.

Analysis. Effective as of February 24, 2017, in lieu of dividends that were paid to stockholders, the Compensation Committee granted Mr. Eccleshare (i) an award of 20,719 restricted stock units which vest based on time according to the original vesting schedules of the outstanding restricted stock unit awards; and (ii) 2,702 shares of Clear Channel Outdoor Class A common stock. Also, on June 30, 2017, the Compensation Committee granted Mr. Eccleshare an award of 70,588 restricted stock units, which shall vest based on time.

On June 28, 2017, the Compensation Committee granted Mr. Wells an award of 88,235 restricted shares, which shall vest based on time. Also, on September 7, 2017, the Compensation Committee granted Mr. Wells an award of 208,333 restricted shares, which shall vest based on time.

As mentioned above, the Compensation Committee typically considers internal pay equity when determining the amount of long-term incentive compensation to grant to our named executive officers. However, the Committee does so broadly and does not have a specific policy, or seek to follow established guidelines or formulas, to maintain a particular ratio of long-term incentive compensation among the named executive officers or other executives. For further information about the 2017 long-term incentive awards, please refer to the “Grants of Plan-Based Awards” and the “Employment Agreements with the Named Executive Officers” sections appearing later under the “Executive Compensation” heading in this Annual Report on Form 10-K/A.

Equity Award Grant Timing Practices

Regular Annual Equity Award Grant Dates. The grant date for regular annual stock options and other equity awards, as applicable, for employees, including the named executive officers and for our independent directors, typically is in the first half of the year. During 2017, our compensation committee granted equity awards to our named executive officers in September, and our Board granted equity awards to our independent directors in July 2017. See “Director Compensation” set forth below in this Annual Report on Form 10-K/A. for additional information regarding the compensation program for our independent directors.

Employee New Hires/Promotions Grant Dates. Grants of stock options and other equity awards, if any, to newly-hired or newly promoted employees generally are made at the time of hire or promotion or at the regularly scheduled meeting of the Compensation Committee immediately following the hire or promotion. However, timing may vary as provided in a particular employee’s agreement or to accommodate the Compensation Committee.

Initial Equity Award Grant Dates for Newly-Elected Independent Directors. Grants of stock options and other equity awards, as applicable, to newly-elected independent directors generally are made at the regularly scheduled meeting of the Board following their election. If an independent director is appointed between regularly scheduled Board meetings, then grants of stock options and other equity awards, as applicable, generally are made at the first meeting in attendance after such appointment.

Timing of Equity Awards. We do not have a formal policy on the timing of equity awards in connection with the release of material non-public information to affect the value of compensation. In the event that material non-public information becomes known to the Compensation Committee prior to granting equity awards, the Compensation Committee will take the existence of such information under advisement and make an assessment in its business judgment regarding whether to delay the grant of the equity award in order to avoid any potential impropriety.

Executive Benefits and Perquisites

We provide certain personal benefits to our named executive officers. The primary personal benefits provided to one or more of the named executive officers include: (1) certain pension benefits (or payments in lieu thereof) in the United Kingdom; (2) company matching 401(k) contributions in the U.S.; (3) tax services and gross-up; (4) private medical insurance for officers who are not U.S. citizens; (5) supplemental life insurance; (6) legal fees; (7) personal use of Company aircraft; and (8) transportation, automobile allowances and the use of a car service.

Mr. Eccleshare participates in a private pension scheme (not sponsored by Clear Channel Outdoor) and, pursuant to his employment agreement, is entitled to have the Company contribute a portion of his salary to the private pension scheme. The pension scheme provides pension income at retirement based upon contributions made during the employee’s years of participation. Mr. Eccleshare is required to make contributions to this scheme in order for the Company to make contributions (or provide cash benefits to him as salary in lieu of such contributions). He also receives a car allowance in the United Kingdom, private medical insurance and we have agreed to make a car service available for his business use in the United States. In addition, we provide private medical insurance benefits and supplemental life insurance to Mr. Eccleshare.

The Compensation Committee believes that the above benefits provide a more tangible incentive than an equivalent amount of cash compensation. In determining the named executive officers’ total compensation, the Compensation Committee will consider these benefits. However, as these benefits and perquisites represent a relatively small portion of the named executive officers’ total compensation, it is unlikely that they will materially influence the Compensation Committee’s decision in setting such named executive officers’ total compensation. For further discussion of these benefits and perquisites, including the methodology for computing their costs, please refer to the Summary Compensation Table included in this Annual Report on Form 10-K/A, as well as the All Other Compensation table included in footnote (d) to the Summary Compensation Table. For further information about other benefits provided to the named executive officers, please refer to “Executive Compensation—Employment Agreements with the Named Executive Officers.”

Severance Arrangements

Pursuant to their respective employment agreements, each of our named executive officers is entitled to certain payments and benefits in certain termination situations or upon a change in control. We believe that our severance arrangements facilitate an orderly transition in the event of changes in management. For further discussion of severance payments and benefits, see “Executive Compensation—Potential Post-Employment Payments” set forth below in this Annual Report on Form 10-K/A.

Roles and Responsibilities

Role of the Committee. The Compensation Committee is primarily responsible for conducting reviews of our executive compensation policies and strategies, overseeing and evaluating our overall compensation structure and programs, setting executive compensation, setting performance goals and evaluating the performance of executive officers against those goals and approving equity awards. The responsibilities of the Compensation Committee are described above under “The Board of Directors—Committees of the Board.”

Role of Executive Officers. The Chief Executive Officer provides reviews and recommendations regarding executive compensation programs, policies and governance for the Compensation Committee’s consideration. His responsibilities include, but are not limited to:

•	providing an ongoing review of the effectiveness of the compensation programs, including competitiveness and alignment with Clear Channel Outdoor’s objectives;

•	recommending changes and new programs, if necessary, to ensure achievement of all program objectives; and

•	recommending pay levels, payout and awards for executive officers other than himself.

The Compensation Committee has the responsibility for administrating performance awards under the Annual Incentive Plan. These duties included, among other things, setting the performance period, setting the performance goals and certifying the achievement of the predetermined performance goals by each named executive officer.

Use of Compensation Consultants. As described below under “Certain Relationships and Related Party Transactions—iHeartMedia, Inc.—Corporate Services Agreement,” our parent entity provides us with certain services, including human resources support. During 2017, iHeartMedia’s management retained Willis Towers Watson (“Willis”) to provide (1) executive compensation benchmarking data, and (2) incentive and retention compensation design advice.

iHeartMedia requested and received responses from Willis addressing its independence, including the following factors: (1) other services provided to iHeartMedia and its subsidiaries by Willis; (2) fees paid iHeartMedia and its subsidiaries as a percentage of Willis’ total revenue; (3) policies or procedures maintained by Willis that are designed to prevent a conflict of interest; (4) any business or personal relationships between the individual consultants involved in the engagements and a member of the Compensation Committee; (5) any iHeartMedia or Clear Channel Outdoor stock owned by the individual consultants involved in the engagements; and (6) any business or personal relationships between our executive officers and Willis or the individual consultants involved in the engagements. The iHeartMedia Compensation Committee discussed these considerations and concluded that Willis’ work does not raise any conflict of interest.

TAX AND ACCOUNTING TREATMENT

Deductibility of Executive Compensation

Section 162(m) of the Code places a limit of $1,000,000 on the amount of compensation Clear Channel Outdoor may deduct for Federal income tax purposes in any one year with respect to certain senior executives of Clear Channel Outdoor, which we referred to herein as the “Covered Employees.” The exemption from Section 162(m)’s deduction limit for performance-based compensation has been repealed, effective for taxable years beginning after December 31, 2017, such that compensation paid to our covered executive officers in excess of $1 million will not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017.

In reviewing the effectiveness of the executive compensation program, the Compensation Committee considers the anticipated tax treatment to Clear Channel Outdoor and to the Covered Employees of various payments and benefits. To maintain flexibility in compensating the named executive officers in a manner designed to promote varying corporate goals, the Compensation Committee will not necessarily limit executive compensation to that which is deductible under Section 162(m) of the Code and has not adopted a policy requiring all compensation to be deductible. The Compensation Committee will consider various alternatives to preserving the deductibility of compensation payments and may award compensation that is not deductible to the extent consistent with its other compensation objectives.

Accounting for Stock-Based Compensation

Clear Channel Outdoor accounts for stock-based payments, including awards under the 2012 Amended and Restated Stock Incentive Plan, in accordance with the requirements of FASB ASC Topic 718 (formerly Statement of Financial Accounting Standards No. 123(R)).

EXECUTIVE COMPENSATION

The Summary Compensation Table below provides compensation information for the years ended December 31, 2017, 2016 and 2015 for the principal executive officer (“PEO”), the principal financial officer (“PFO”) and the next three most highly compensated executive officers serving during 2017 (collectively, the “named executive officers”). As described below under “Certain Relationships and Related Party Transactions—iHeartMedia, Inc.—Corporate Services Agreement,” a portion of the compensation for 2017, 2016 and 2015 for Richard J. Bressler and Steven J. Macri paid by iHeartMedia was allocated to us in recognition of their services provided to us. Those allocated amounts are reflected in the Summary Compensation Table below, along with any compensation that we or our subsidiaries provided to them directly. Mr. Pittman’s compensation is paid by iHeartMedia and is not allocated to us.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus(a) ($)		Stock Awards(b) ($)	Option Awards(b) ($)	Non-Equity Incentive Plan Compensation(c) ($)		All Other Compensation(d) ($)		Total ($)
Robert W. Pittman Chief Executive Officer (PEO)(e)	2017	—		—		—	—	—		534,469		534,469
	2016	—		—		—	—	—		409,860		409,860
	2015	—		—		857,082	—	—		—		857,082
Richard J. Bressler Chief Financial Officer (PFO)(f)	2017	427,920	(g)	1,073,366	(g)	—	—	1,440,664	(g)	571,919	(g)	3,513,869
	2016	452,520	(g)	62,529	(g)	—	—	767,091	(g)	450,695	(g)	1,732,835
	2015	464,640	(g)	67,734	(g)	321,397	—	590,506	(g)	17,282	(g)	1,461,559
C. William Eccleshare	2017	964,948	(i)	1,350,000		451,259	—	570,000		251,240		3,587,447
Chief Executive Officer – International division(h)	2016	927,601	(i)	1,200,000		554,296	—	955,190		255,721		3,892,808
	2015	1,043,630	(i)	—		—	—	961,686		372,670		2,377,986

Name and Principal Position	Year	Salary ($)		Bonus(a) ($)		Stock Awards(b) ($)	Option Awards(b) ($)	Non-Equity Incentive Plan Compensation(c) ($)		All Other Compensation(d) ($)		Total ($)
Scott R. Wells Chief Executive Officer – Americas division(j)	2017	750,000		—		1,262,865	—	551,396		5,000		2,569,261
	2016	750,000		50,000		532,067	72,857	784,385		5,000		2,194,309
	2015	621,875		—		485,340	1,664,649	483,067		5,000		3,259,931
Steven J. Macri Senior Vice President – Corporate Finance(k)	2017	124,810	(g)	222,875	(g)	—	—	90,933	(g)	892	(g)	439,510
	2016	130,100	(g)	27,647	(g)			175,956	(g)	943	(g)	334,646
	2015	123,904	(g)	51,837	(g)	—	—	104,979	(g)	968	(g)	281,688

(a)	The amounts reflect:

•	For Messrs. Bressler and Macri, the portion allocated to Clear Channel Outdoor of the following cash payments from iHeartMedia, (1) cash payments for 2017, 2016 and 2015 as additional bonus awards in respect of 2017, 2016 and 2015 performance, respectively, and (2) cash payments related to iHeartMedia’s 2017 retention awards;

•	For Mr. Eccleshare, (1) cash payments of $250,000 and $100,000 as additional bonus awards in respect of 2017 and 2016 performance, respectively, from Clear Channel Outdoor and (2) cash payments of $1.1 million in each of 2017 and 2016 related to a severance payment Mr. Eccleshare would have been entitled to pursuant to his prior employment agreement; and

•	For Mr. Wells, a cash payment for 2016 as an additional bonus award in respect of 2016 performance from Clear Channel Outdoor.

See “Compensation Discussion and Analysis—Elements of Compensation—Annual Incentive Bonus.”

(b)	The amounts shown in the Stock Awards column include the full grant date fair value of time-vesting restricted stock awarded to Messrs. Pittman, Bressler, Eccleshare and Wells by Clear Channel Outdoor in 2017, 2016 and 2015, as applicable, computed in accordance with the requirements of FASB ASC Topic 718, but excluding any impact of estimated forfeiture rates as required by SEC regulations. For time-vesting restricted stock awards, the grant date fair value is based on the closing price of our Class A common stock on the date of grant. See “Grants of Plan Based Awards” for additional details.

The amounts shown in the Option Awards column reflect the full grant date fair value of time-vesting stock options awarded to Mr. Wells by Clear Channel Outdoor in 2016 and 2015, computed in accordance with the requirements of FASB ASC Topic 718, but excluding any impact of estimated forfeiture rates as required by SEC regulations. See “Grants of Plan Based Awards” for additional details.

For further discussion of the assumptions made in valuation, see also Note 8-Stockholders’ Equity (Deficit) in Item 8 of the Original 2017 Form 10-K.

(c)	The amounts reflect:

•	For Messrs. Bressler and Macri, the portion allocated to Clear Channel Outdoor of (1) cash payments from iHeartMedia as annual incentive plan awards for 2017, 2016 and 2015 under its 2015 Executive Incentive Plan, each pursuant to pre-established performance goals; (2) for 2016, cash payments in 2017 of $400,000 and $320,000, respectively, earned pursuant to an iHeartMedia SIP bonus based on pre-established performance goals with respect to 2014; and (3) for 2017, cash payments in 2018 of $500,000 and $300,000, respectively, earned pursuant to an iHeartMedia SIP bonus based on pre-established performance goals with respect to 2015.

•	For Mr. Bressler, for 2017, the portion allocated to Clear Channel Outdoor of cash payments pursuant to pre-established goals under the iHeartMedia 2017 Key Employee Incentive Plan.

•	For Mr. Eccleshare, (1) cash payments from Clear Channel Outdoor as annual incentive plan awards for 2017, 2016 and 2015 under the 2015 Executive Incentive Plan pursuant to pre-established performance goals; (2) for 2017, a cash payment in 2018 of (a) the final one-third ($80,000) of the $240,000 earned pursuant to the 2015 SIP bonus, (b) the second one-third ($90,000) of the $270,000 earned pursuant to the 2016 SIP bonus and (c) one-third ($100,000) of the $300,000 earned pursuant to the 2017 SIP bonus; (3) for 2016, a cash payment in 2017 of (a) the final one-third ($85,000) of the $255,000 earned pursuant to the 2014 SIP bonus, (b) a second one-third ($80,000) of the $240,000 earned pursuant to the 2015 SIP bonus, and (c) one-third ($90,000) of the $270,000 earned pursuant to the 2016 SIP bonus; and (4) for 2015, a cash payment in 2015 of (a) the final one-third ($84,000) of the $252,000 earned pursuant to the 2013 SIP bonus, (b) a second one-third ($85,000) of the $255,000 earned pursuant to the 2014 SIP bonus, and (c) one-third ($80,000) of the $240,000 earned pursuant to the 2015 SIP bonus. The remaining $90,000 of the 2016 SIP bonus will be paid in 2019 and the remaining $200,000 of the 2017 SIP bonus will be paid in equal installments in 2019 and 2020, in each case if Mr. Eccleshare remains employed at the payment dates.

•	For Mr. Wells, cash payments from Clear Channel Outdoor as annual incentive plan awards for 2017, 2016 and 2015 under the 2015 Executive Incentive Plan pursuant to pre-established performance goals.

With respect to 2017, (1) Mr. Bressler also earned an additional $500,000 from iHeartMedia (a portion of which was allocated to Clear Channel Outdoor under the Corporate Services Agreement) and (2) Mr. Macri also earned an additional $400,000 from iHeartMedia (a portion of which was allocated to Clear Channel Outdoor under the Corporate Services Agreement) under the iHeartMedia SIP, in each case based on pre-established performance goals with respect to 2017. These amounts are not reflected in the Non-Equity Incentive Plan Compensation column with respect to 2017 because they were paid in February 2018 and have a clawback provision, which requires them to repay the after-tax value of the bonus if certain termination events occur prior to January 1, 2020.

(d)	As described below, for 2017 the All Other Compensation column reflects:

•	amounts we contributed under our 401(k) plan as a matching contribution for the benefit of Mr. Wells in the United States or payments in lieu of pension contributions for the benefit of Mr. Eccleshare in the United Kingdom;

•	personal tax services paid by us for Mr. Eccleshare;

•	tax gross-ups on tax services for Mr. Eccleshare;

•	legal expenses for Mr. Eccleshare;

•	the cost of private medical insurance for the benefit of Mr. Eccleshare;

•	the cost of premiums for a supplemental life insurance benefit for Mr. Eccleshare;

•	automobile allowances and transportation expenses for the benefit of Mr. Eccleshare in the United Kingdom

•	amounts reimbursed for car service expenses incurred by Mr. Bressler; and

•	accrued dividends paid on Clear Channel Outdoor restricted shares that vested during 2017 for Messrs. Pittman and Bressler.

For 2017, the All Other Compensation column also reflects (1) the allocation to us pursuant to the Corporate Services Agreement of amounts iHeartMedia contributed under the 401(k) plan as a matching contribution for the benefit of Messrs. Bressler and Macri; (2) the allocation to us of an amount iHeartMedia contributed for the personal use of the Company aircraft by Mr. Bressler and (3) accrued dividends on CCOH restricted shares that vested during 2017 for Messrs. Pittman and Bressler.

Mr. Eccleshare is a citizen of the United Kingdom. The amounts reported for Mr. Eccleshare for 2017 that were originally denominated in British pounds have been converted to U.S. dollars using the average exchange rate of £1=$1.2878 for the year ended December 31, 2017.

	Pittman	Bressler	Eccleshare	Wells	Macri
Plan contributions (or payments in lieu thereof)	$—	$1,783	$130,772	$5,000	$892
Aircraft usage	—	3,961	—	—	—
Tax services	—	—	33,310	—	—
Tax services tax gross-up	—	—	20,438	—	—
Legal fees	—	$1,662	4,926	—	—
Private medical insurance	—	—	27,891	—	—
Supplemental life insurance benefit	—	—	10,722	—	—
Automobile allowance/transportation	—	—	23,181	—	—
Car service expense	—	9,760	—	—	—
Accrued Dividends	534,469	554,753	—	—	—

Total	$534,469	$571,919	$251,240	$5,000	$892

Mr. Eccleshare is reimbursed for car service use for commuting and other personal purposes. Pursuant to his employment agreement, Mr. Eccleshare receives certain tax and other benefits.

Except as described below with respect to aircraft usage, the value of all benefits included in the All Other Compensation column is based on actual costs. For a description of the items reflected in the table above, see “—Employment Agreements with the Named Executive Officers” below.

From time to time, our officers use aircraft owned or leased by iHeartMedia, pursuant to iHeartMedia’s Aircraft Policy. The value of personal aircraft usage reported above is based on iHeartMedia’s direct variable operating costs. This methodology calculates an average variable cost per hour of flight. iHeartMedia applies the same methodology to aircraft that are covered by contracts with an outside aircraft management company under which iHeartMedia reimburses the aircraft management company for costs that would otherwise be incurred directly by iHeartMedia (including crew salaries, insurance, fuel and hangar rent) and pays them a monthly management fee for the oversight and administrative services that would otherwise have to be provided by iHeartMedia. On certain occasions, an executive’s spouse or other family members and guests may accompany the executive on a flight and the additional direct operating cost incurred in such situations is included under the foregoing methodology.

(e)	Mr. Pittman became Chief Executive Officer of iHeartMedia on October 2, 2011 and was appointed as our Chairman and Chief Executive Officer on March 2, 2015. Mr. Pittman’s compensation is paid by iHeartMedia and is not allocated to Clear Channel Outdoor. Accordingly, all of Mr. Pittman’s compensation for 2017 is reflected in iHeartMedia’s Summary Compensation Table for 2017.

(f)	Mr. Bressler became our Chief Financial Officer on July 29, 2013. The summary compensation information presented above for Mr. Bressler reflects his service in that capacity during 2015, 2016 and 2017.

(g)	As described below under “Certain Relationships and Related Party Transactions—iHeartMedia, Inc.—Corporate Services Agreement,” a subsidiary of iHeartMedia provides, among other things, certain executive officer services to us. Pursuant to the Corporate Services Agreement, based on our OIBDAN as a percentage of iHeartCommunications’ total OIBDAN, we were allocated 35.66% of certain amounts for 2017, 37.71% of certain amounts for 2016, and 38.72% of certain amounts for 2015. For Mr. Bressler, allocated amounts are determined by applying the applicable percentage against all of his 2017, 2016 and 2015 iHeartMedia compensation. For Mr. Macri, the 2017, 2016 and 2015 are determined by applying the applicable percentage against half of his 2017, 2016 and 2015 compensation, based on the portion of his role that is tied to Clear Channel Outdoor as Senior Vice President—Corporate Finance (50%). For Mr. Pittman, none of his 2017, 2016 and 2015 from iHeartMedia compensation was allocated to Clear Channel Outdoor.

The Summary Compensation Table above reflects these allocated amounts, as described below:

•	The Salary, Bonus, Non-Equity Incentive Plan Compensation and All Other Compensation columns presented above reflect the portion of the Salary, Bonus, Non-Equity Incentive Plan Compensation and All Other Compensation amounts allocated to us pursuant to the Corporate Services Agreement for Messrs. Bressler and Macri for 2017, 2016 and 2015.

The tables below reflect 100% of the applicable Salary, Bonus, Non-Equity Incentive Plan Compensation amounts and All Other Compensation amounts paid by iHeartMedia to Messrs. Pittman, Bressler and Macri, the allocated percentage of which is included in the Summary Compensation Table above for Messrs. Bressler and Macri. For Messrs. Pittman and Bressler, who also are named executive officers of iHeartMedia, these amounts will be disclosed by iHeartMedia in iHeartMedia’s Summary Compensation Table.

	iHeartMedia Salary
	2017	2016	2015
Robert W. Pittman	$1,200,000	$1,200,000	$1,200,000
Richard J. Bressler	1,200,000	1,200,000	1,200,000
Steven J. Macri	700,000	690,000	640,000

	iHeartMedia Bonus and Non-Equity Incentive Plan Compensation
	2017	2016	2015
Robert W. Pittman	$11,050,000	$1,800,000	$1,700,000
Richard J. Bressler	7,050,000	2,200,000	1,700,000
Steven J. Macri	1,760,000	1,079,836	810,000

	iHeartMedia All Other Compensation
	2017	2016	2015
Robert W. Pittman	$1,152,112	$1,654,672	$698,919
Richard J. Bressler	602,889	453,809	44,633
Steven J. Macri	5,000	5,000	5,000

(h)	On January 24, 2012, Mr. Eccleshare was promoted to Chief Executive Officer of Clear Channel Outdoor, overseeing both CCOA and CCI and served in that position until March 2, 2015, when he transitioned to become Chairman and Chief Executive Officer of our International division. The summary compensation information presented above for Mr. Eccleshare reflects his service in those capacities during the relevant periods, as well as his service as a director of Clear Media Limited, as described in footnote (i) below. Mr. Eccleshare is a citizen of the United Kingdom and compensation amounts reported for him in the Summary Compensation Table that were originally denominated in British pounds have been converted to U.S. dollars using the average exchange rates of £1=$1.2878, £=$1.3495 and £1=$1.5281 for the years ended December 31, 2017, 2016 and 2015, respectively.

(i)	The amounts in the Salary column for Mr. Eccleshare include his base salary for his service as an officer of ours, as well as amounts paid for his service as a director of our majority-owned subsidiary, Clear Media Limited. Clear Media Limited is listed on the Hong Kong Stock Exchange. The amounts paid for the periods during which he served as a director of Clear Media Limited are set forth in the table below. The amounts reflected in the table have been converted from Hong Kong dollars to U.S. dollars using the average exchange rate of HK$1=$0.1283 for the year ended December 31, 2017, HK$1=$0.1288 for the year ended December 31, 2016 and HK$1=$0.1290 for the year ended December 31, 2015.

	2017	2016	2015
C. William Eccleshare	$25,660	$21,896	$18,060

(j)	Mr. Wells became the Chief Executive Officer of CCOA on March 3, 2015. The summary compensation information presented above for Mr. Wells reflects his service in that capacity during 2017, 2016 and 2015.

(k)	Mr. Macri became our Senior Vice President—Corporate Finance on September 9, 2014, and has served as Executive Vice President and Chief Financial Officer of the iHeartMedia division since October 7, 2013. The summary compensation information presented above for Mr. Macri reflects his service in that capacity during 2017, 2016 and 2015.

EMPLOYMENT AGREEMENTS WITH THE NAMED EXECUTIVE OFFICERS

Messrs. Eccleshare and Wells have employment agreements with us and Messrs. Pittman, Bressler and Macri have employment agreements with iHeartMedia. Certain elements of their compensation are determined based on their respective employment agreements. The descriptions of the employment agreements set forth below do not purport to be complete and are qualified in their entirety by the employment agreements. For further discussion of the amounts of salary and bonus and other forms of compensation, see “Compensation Discussion and Analysis” above.

Each of the employment agreements discussed below provides for severance and change in control payments as more fully described under “—Potential Post-Employment Payments” in this Annual Report on Form 10-K/A, which descriptions are incorporated herein by reference.

As described below under “Certain Relationships and Related Party Transactions—iHeartMedia, Inc.—Corporate Services Agreement,” iHeartCommunications, our indirect parent entity, makes available to us, and we are obligated to use, the services of certain executive officers of iHeartCommunications, and a portion of their compensation is allocated to us in recognition of their services provided to us. Accordingly, a portion of the compensation for 2017, 2016 and 2015 for Richard J. Bressler and Steven J. Macri was allocated to us in recognition of their services provided to us under the Corporate Services Agreement. The provisions of the employment agreements for Messrs. Bressler and Macri are described below to the extent that amounts payable thereunder would be or have been allocated to us under the Corporate Services Agreement.

Robert W. Pittman

On October 2, 2011, iHeartMedia entered into an employment agreement with Robert W. Pittman, pursuant to which he serves as Chief Executive Officer of iHeartMedia and served as Executive Chairman of the Board of Directors of CCOH. On March 2, 2015, Mr. Pittman became the Chairman and Chief Executive Officer of CCOH. The October 2, 2011 employment agreement superseded the consulting agreement that Mr. Pittman previously entered into with iHeartMedia and Pilot Group Manager LLC, dated November 15, 2010, and had an initial term ending on December 31, 2016, with automatic 12-month extensions thereafter unless either party provided prior notice electing not to extend the employment agreement. On January 13, 2014, iHeartMedia entered into an amended and restated employment agreement with Mr. Pittman. The amended and restated employment agreement has an initial five-year term ending on January 13, 2019, with automatic 12-month extensions thereafter unless either party gives prior notice electing not to extend the agreement.

Pursuant to his amended and restated employment agreement, Mr. Pittman’s minimum base salary is $1,200,000 per year. His base salary may be increased (but not decreased) at the discretion of iHeartMedia’s Board or its compensation committee. Mr. Pittman also has the opportunity to earn an annual performance bonus for the achievement of reasonable performance goals established annually by iHeartMedia’s Board or its compensation committee after consultation with Mr. Pittman. Under the amended and restated employment agreement, beginning in 2014, Mr. Pittman’s aggregate target annual performance bonus is 150% of his annual base salary. For 2017, Mr. Pittman received an annual incentive bonus of $1,800,000, which included an additional bonus in respect of 2017 performance of $1,260,000. See “Compensation Discussion and Analysis—Elements of Compensation—Annual Incentive Bonus.”

Mr. Pittman is entitled to participate in all pension, profit sharing and other retirement plans, all incentive compensation plans, all group health, hospitalization and disability or other insurance plans, paid vacation, sick leave and other employee welfare benefit plans in which other similarly situated employees of iHeartMedia may participate. In addition, during the term of his employment, iHeartMedia will make an aircraft (which, to the extent available, will be a Dassault-Breguet Mystere Falcon 900) available to Mr. Pittman for his business and personal use and will pay all costs associated with the provision of the aircraft. iHeartMedia leases this aircraft from a company controlled by Mr. Pittman. See “Certain Relationships and Related Party Transactions—Commercial Transactions.” If a company aircraft is not available due to service or maintenance issues, iHeartMedia will charter a comparable aircraft for Mr. Pittman’s business and personal use. iHeartMedia also will make a car and driver available for Mr. Pittman’s business and personal use in and around the New York area as well as anywhere else on company business.

Pursuant to his previous employment agreement, on October 2, 2011, Mr. Pittman was granted a stock option to purchase 830,000 shares of iHeartMedia’s Class A common stock. See “—Outstanding Equity Awards at Fiscal Year-End” below. In connection with the amended and restated employment agreement, on January 13, 2014, iHeartMedia and Mr. Pittman amended his stock option to terminate and forfeit 200,000 of the options. The termination and forfeiture applied ratably such that, effective January 13, 2014, 252,000 of the options were vested and 378,000 of the options vested ratably on the third, fourth and fifth anniversary of the October 2, 2011 grant date.

Pursuant to the amended and restated employment agreement, on January 13, 2014, iHeartMedia granted Mr. Pittman 350,000 restricted shares of iHeartMedia’s Class A common stock. Mr. Pittman’s iHeartMedia restricted stock award is divided into two tranches consisting of: (1) 100,000 shares (the “Tranche 1 Shares”) and (2) 250,000 shares (the “Tranche 2 Shares”). The Tranche 1 Shares vest in two equal parts on each of December 31, 2017 and December 31, 2018. The Tranche 2 Shares vest only if the Sponsors receive a 100% return on their investment in iHeartMedia in the form of cash returns. In addition, as provided in the amended and restated employment agreement, on January 13, 2014, CCOH granted Mr. Pittman 271,739 restricted shares of Clear Channel Outdoor’s Class A common stock. Mr. Pittman’s CCOH restricted stock award vested in two equal parts on each of December 31, 2016 and December 31, 2017.

Mr. Pittman’s amended and restated employment agreement contains a 280G “gross-up” provision that applies in certain circumstances in which any payments (the “Company Payments”) received by Mr. Pittman are deemed to be “excess parachute payments” subject to excise taxes under Section 4999 of the Code. If, at the time any such excise tax is imposed, the stockholder approval rules of Q&A 6 in the applicable Section 280G regulations (the “Cleansing Vote Rules”) are applicable and Mr. Pittman declines to submit such excess parachute payments for approval by iHeartMedia’s stockholders, iHeartMedia will pay to Mr. Pittman an amount equal to the excise tax imposed by Section 4999 of the Code. If, at the time any excise tax is imposed, the Cleansing Vote Rules are not applicable, Mr. Pittman will be entitled to a gross-up payment equal to (1) the excise tax and (2) any U.S. Federal, state and local income or payroll tax imposed on the gross-up payment (excluding any U.S. Federal, state and local income or payroll taxes otherwise imposed on the Company Payments); provided that if the Company Payments are found to be equal to or less than 110% of the “safe harbor” amount referenced in the amended and restated employment agreement, the Company Payments will be reduced to equal the safe harbor amount, such that no excise tax will be imposed by Section 4999 of the Code.

Under the employment agreement, Mr. Pittman is required to protect the secrecy of the confidential information of iHeartMedia, CCOH and the subsidiaries of each (the “Company Group”). He also is prohibited by the agreement from engaging in certain activities that compete with the Company Group during employment and for 18 months after his employment terminates, and he is prohibited from soliciting employees or customers of the Company Group during employment and for 18 months after termination of employment. iHeartMedia agreed to defend and indemnify Mr. Pittman for acts committed in the course and scope of his employment.

Richard J. Bressler

On July 29, 2013, iHeartMedia entered into an employment agreement with Mr. Bressler. The employment agreement has an initial term ending on December 31, 2018, with automatic 12-month extensions beginning on January 1, 2019 unless either party gives prior notice electing not to extend the employment agreement.

Under the employment agreement, Mr. Bressler receives a base salary from iHeartMedia at a rate no less than $1,200,000 per year, subject to increase at the discretion of iHeartMedia’s board of directors or its compensation committee. Mr. Bressler also has the opportunity to earn an annual performance bonus from iHeartMedia for the achievement of reasonable performance goals established annually by iHeartMedia’s board of directors or its compensation committee after consultation with Mr. Bressler. The annual target performance bonus that may be earned from iHeartMedia when all of Mr. Bressler’s performance objectives are achieved will be not less than 150% of Mr. Bressler’s base salary amount. In addition to the annual bonus, Mr. Bressler is also eligible for an additional annual bonus opportunity under the iHeartMedia SIP of up to $500,000, based on iHeartMedia’s achievement of one or more annual performance goals determined by iHeartMedia’s chief executive officer and approved by iHeartMedia’s board of directors or a committee thereof. Any SIP bonus amounts will be paid during the quarter that follows the third anniversary of the beginning of the applicable performance period and will be contingent in each case upon Mr. Bressler’s continued employment through the applicable payment date. For 2017, Mr. Bressler received from iHeartMedia an annual incentive bonus of $1,800,000, which included an additional bonus in respect of 2017 performance of $1,260,000. Mr. Bressler also earned an additional bonus of $500,000 under the iHeartMedia SIP with respect to 2017. Mr. Bressler also is entitled to participate in all pension, profit sharing and other retirement plans, all incentive compensation plans, all group health, hospitalization and disability or other insurance plans, paid vacation, sick leave and other employee welfare benefit plans in which other similarly situated employees of iHeartMedia may participate.

During the term of his employment, iHeartMedia will make a car service available for Mr. Bressler’s business use.

Mr. Bressler’s employment agreement contains a 280G “gross-up” provision that applies in certain circumstances in which any payments (the “Company Payments”) received by Mr. Bressler are deemed to be “excess parachute payments” subject to excise taxes under Section 4999 of the Code. If, at the time any such excise tax is imposed, the stockholder approval rules of Q&A 6 in the applicable Section 280G regulations (the “Cleansing Vote Rules”) are applicable and Mr. Bressler declines to submit the excess parachute payments for approval by iHeartMedia’s stockholders, iHeartMedia will pay to Mr. Bressler an amount equal to the excise tax imposed by Section 4999 of the Code. If, at the time any excise tax is imposed, the Cleansing Vote Rules are not applicable, Mr. Bressler will be entitled to a gross-up payment equal to (1) the excise tax and (2) any U.S. Federal, state and local income or payroll tax imposed on such gross-up payment (excluding any U.S. Federal, state and local income or payroll taxes otherwise imposed on the Company Payments); provided that if the Company Payments are found to be equal to or less than 110% of the “safe harbor” amount referenced in Mr. Bressler’s employment agreement, the Company Payments will be reduced to equal the safe harbor amount, such that no excise tax will be imposed by Section 4999 of the Code.

As provided in Mr. Bressler’s employment agreement, on July 29, 2013, Clear Channel Outdoor granted Mr. Bressler 271,739 restricted shares of the Class A common stock of Clear Channel Outdoor. See “—Outstanding Equity Awards at Fiscal Year-End” below for a description of the terms of the award. In addition, on July 29, 2013, iHeartMedia granted Mr. Bressler 910,000 restricted shares of iHeartMedia’s Class A common stock.

Under the employment agreement, Mr. Bressler is required to protect the secrecy of the confidential information of iHeartMedia, Clear Channel Outdoor and the subsidiaries of each (the “Company Group”). He also is prohibited by the agreement from engaging in certain activities that compete with the Company Group during employment and for 18 months after his employment terminates, and he is prohibited from soliciting employees or customers of the Company Group during employment and for 18 months after termination of employment. iHeartMedia agreed to defend and indemnify Mr. Bressler for acts committed in the course and scope of his employment.

C. William Eccleshare

January 24, 2012 Employment Agreement. On January 24, 2012, Mr. Eccleshare was promoted to serve as Chief Executive Officer of Clear Channel Outdoor, overseeing both our Americas and International divisions. In connection with his promotion, Clear Channel Outdoor and Mr. Eccleshare entered into a new employment agreement. Mr. Eccleshare’s employment agreement has an initial term beginning on January 24, 2012 and continuing until December 31, 2014, with automatic 12-month extensions thereafter, beginning on January 1, 2015, unless either Clear Channel Outdoor or Mr. Eccleshare gives prior notice electing not to extend the employment agreement. The employment agreement replaces Mr. Eccleshare’s Contract of Employment dated August 31, 2009.

As our Chief Executive Officer, Mr. Eccleshare relocated from our offices in London to our offices in New York City in 2012. In this position, Mr. Eccleshare received an annual base salary of $1,000,000; provided, however, that until Mr. Eccleshare relocated to the United States, his base salary was to be paid in British pounds (using an exchange rate of £1=$1.49). His salary will be reviewed at least annually for possible increase by our Board. During the term of the employment agreement, Mr. Eccleshare is eligible to receive an annual performance bonus with a target of not less than $1,000,000 and the opportunity to earn up to 200% of the target amount based on the achievement of the performance goals specified in his employment agreement for 2012 and the performance goals to be set by the Compensation Committee of our Board for years after 2012. In addition to the annual bonus, Mr. Eccleshare is eligible to receive a SIP bonus of up to $300,000 based on the achievement of one or more annual performance goals determined by our Board or a subcommittee thereof. Any bonus earned under the SIP bonus opportunity will be paid by us in equal cash installments on or about the first, second and third anniversary of the beginning of the applicable performance period and will be contingent in each case upon his continued employment through the applicable payment date. For 2017, Mr. Eccleshare received an annual bonus of $550,000, including an additional bonus in respect of 2017 performance of $250,000. Mr. Eccleshare also (1) received an additional bonus payment of $80,000 provided pursuant to his 2015 SIP bonus; (2) received an additional bonus payment of $90,000 provided pursuant to his 2016 SIP bonus and (3) earned an additional bonus of $100,000 with respect to his 2017 SIP bonus, $100,000 of which was paid in February 2018 and $100,000 of which will be paid in equal installments in 2019 and 2020 when performance bonuses are generally paid if he remains employed on the applicable payment dates. See “Compensation Discussion and Analysis—Elements of Compensation—Annual Incentive Bonus.”

We continue to contribute to Mr. Eccleshare’s personal pension plan registered under Chapter 2, Part 4 of the Finance Act of 2004 in the United Kingdom, as provided in his previous Contract of Employment. We also agreed to reimburse Mr. Eccleshare for the reasonable costs and expenses (not to exceed $25,000 annually, fully grossed-up for applicable taxes) associated with filing his U.S. and U.K. personal income tax returns, as applicable. If Mr. Eccleshare’s actual U.S. and U.K. income tax and Social Security/National Insurance in a given year exceeds the tax obligations that he would have incurred on the same income (excluding all taxable income not paid by us or a subsidiary or affiliate) had he remained subject only to U.K. income tax and National Insurance over the same period, we will reimburse this excess tax on a fully-grossed up basis for applicable taxes. We also agreed to make a car service available for Mr. Eccleshare’s business use and paid all fees associated with the immigration applications for Mr. Eccleshare and his spouse. Mr. Eccleshare is eligible to receive health, medical, welfare and life insurance benefits and paid vacation on a basis no less favorable than provided to our similarly-situated senior executives; provided, however, that his life insurance benefit shall be for an amount equal to four times his annual base salary. Further, we agreed to make a car service available to Mr. Eccleshare for his business use. Mr. Eccleshare is also to be reimbursed for travel and entertainment related expenses, consistent with past practices pursuant to Company policy.

As provided in the employment agreement, Mr. Eccleshare was awarded 506,329 restricted stock units with respect to our Class A common stock on July 26, 2012 in connection with his promotion. See “—Outstanding Equity Awards at Fiscal Year-End” below.

During Mr. Eccleshare’s employment with us and for 18 months thereafter, Mr. Eccleshare is subject to non-competition, non-interference and non-solicitation covenants substantially consistent with our other senior executives. Mr. Eccleshare also is subject to customary confidentiality, work product and trade secret provisions. During the term of the employment agreement, Mr. Eccleshare may continue to perform non-executive services with Centaur plc. Upon his service with Centaur plc ceasing, Mr. Eccleshare will be permitted to perform another non-executive role at any time with a business that does not compete with us or our affiliates, subject to our prior written consent that will not be unreasonably withheld.

March 2, 2015 Amendment to January 24, 2012 Employment Agreement. Effective March 2, 2015, Mr. Eccleshare and Clear Channel Outdoor entered into an amendment (the “First Eccleshare Amendment”) to Mr. Eccleshare’s employment agreement dated January 24, 2012 (the “Prior Employment Agreement”). Pursuant to the terms of the First Eccleshare Amendment, (1) Mr. Eccleshare’s title was amended to be Chairman and Chief Executive Officer of CCI, (2) the definition of Good Reason was amended to provide that Mr. Eccleshare may not trigger Good Reason as a result of the change in position and duties related to the First Eccleshare Amendment for a period of one (1) year after the effective date of the First Eccleshare Amendment, after which Mr. Eccleshare can exercise the right to trigger Good Reason as a result of the change in position and duties related to the First Eccleshare Amendment for thirty (30) days as provided for and in accordance with the terms of his Prior Employment Agreement, (3) Clear Channel Outdoor agreed to continue to reimburse Mr. Eccleshare for the reasonable costs and expenses (not to exceed $25,000 annually, fully grossed-up for applicable taxes) associated with filing his U.S. and U.K. personal income tax returns, as applicable, both during the remainder of his employment with Clear Channel Outdoor and for a period of twelve (12) months thereafter, and (4) Clear Channel Outdoor agreed to reimburse Mr. Eccleshare for certain relocation costs associated with the relocation of Mr. Eccleshare and his family from New York City to London in connection with a termination due to death, “disability,” by Clear Channel Outdoor without “cause” or by Mr. Eccleshare for Good Reason (as such terms are defined in the Prior Employment Agreement), whether such costs are incurred during his employment with Clear Channel Outdoor or during the 12-month period thereafter (previously, Mr. Eccleshare would only be entitled to such reimbursement if the relevant costs were incurred during the 12-month period following termination of his employment with Clear Channel Outdoor).

December 17, 2015 Amendment to January 24, 2012 Employment Agreement. Effective December 17, 2015, Mr. Eccleshare and Clear Channel Outdoor entered into an amendment (the “Second Eccleshare Amendment”) to Mr. Eccleshare’s Prior Employment Agreement. Pursuant to the terms of the Second Eccleshare Amendment, (1) Mr. Eccleshare’s term of employment was extended until December 31, 2017 and thereafter provided for automatic one-year extensions, unless either Clear Channel Outdoor or Mr. Eccleshare gives prior notice electing not to extend the agreement, (2) in the event there is a disposition of the European assets of CCI, Mr. Eccleshare will be considered for a cash payment in an amount to be determined by Clear Channel Outdoor in its sole discretion, (3) the definition of Good Reason was amended to provide that Mr. Eccleshare may not trigger Good Reason if, after a restructuring or reorganization of the Company or a sale or spinoff of all or a portion of the Company’s operations, he continues as Chief Executive Officer of CCI (or any of its successors), (4) commencing in 2016, Mr. Eccleshare is eligible for an additional long-term incentive opportunity from Clear Channel Outdoor, consistent with other comparable positions pursuant to the terms of the award agreement(s), taking into consideration demonstrated performance and potential, and subject to approval by Mr. Eccleshare’s manager and the Board or the compensation committee of Clear Channel Outdoor, and (5) in consideration of Mr. Eccleshare entering into the First Eccleshare Amendment and the Second Eccleshare Amendment and as a result of the change in his position and duties related to the First Eccleshare Amendment and provided Mr. Eccleshare’s employment has not ended prior to March 1, 2016, Mr. Eccleshare shall receive, subject to certain conditions, (a) the severance payment he would have been entitled to pursuant to the Prior Employment Agreement, except it shall be paid in two annual installments of $1.1 million on March 1, 2016 and $1.1 million on March 1, 2017 and (b) vesting of one-half of any then unvested restricted stock units on March 1, 2016 and vesting of the other half of such restricted stock units on March 1, 2017.

May 10, 2017 Amendment to January 24, 2012 Employment Agreement. On May 10, 2017, Mr. Eccleshare and Clear Channel Outdoor entered into an amendment (the “Third Amendment”) to the Prior Employment Agreement. Pursuant to the terms of the Third Amendment, beginning January 1, 2017, the calculation of all cash payments related to Mr. Eccleshare’s base salary, annual bonus, additional bonus or any other compensation or cash payments or reimbursements owed to Mr. Eccleshare or contributed on behalf of Mr. Eccleshare, shall be paid based upon the prior calendar year’s average exchange rate.

December 5, 2017 Amendment to January 24, 2012 Employment Agreement. On December 5, 2017, Mr. Eccleshare and Clear Channel Outdoor entered into an amendment (the “Fourth Amendment”) to the Prior Employment Agreement. Pursuant to the terms of the Fourth Amendment, (1) Mr. Eccleshare’s term of employment was extended until December 31, 2020 and thereafter provided for automatic one-year extensions, unless either Clear Channel Outdoor or Mr. Eccleshare gives prior notice electing not to extend the Prior Employment Agreement, (2) beginning on January 1, 2018, the calculation of all cash payments related to base salary, annual bonus, additional bonus or any other compensation or cash payments or reimbursements owed to Mr. Eccleshare or contributed on behalf of Mr. Eccleshare shall be paid based on the average exchange rate for 2017 and (3) Mr. Eccleshare will receive a first retention bonus payment (the “First Retention Bonus Payment”) of $875,000 if he remains employed by the Company on January 1, 2018 (payable on Clear Channel Outdoor’s first scheduled payroll following such date) and Mr. Eccleshare will receive a second retention bonus payment of $875,000 (the “Second Retention Bonus Payment”) if he remains employed by Clear Channel Outdoor on January 1, 2020 (payable on Clear Channel Outdoor’s first scheduled payroll following such date).

In the event Mr. Eccleshare’s employment is terminated by Clear Channel Outdoor for Cause pursuant to the terms and conditions of the Prior Employment Agreement or Mr. Eccleshare resigns without Good Reason and the date of such termination is on or before June 30, 2019, Mr. Eccleshare shall repay to Clear Channel Outdoor the “After-Tax Value” of the First Retention Bonus Payment within 10 days of his termination. In the event Mr. Eccleshare is terminated by Clear Channel Outdoor for Cause pursuant to the terms and conditions of the Employment Agreement or Mr. Eccleshare resigns without Good Reason and the date of such termination is on or between July 1, 2019 and June 30, 2020, Mr. Eccleshare shall repay to Clear Channel Outdoor the “After-Tax Value” of the Second Retention Bonus Payment (if so received) within 10 days of his termination. For the purposes of the Fourth Amendment, “After-Tax Value” means the applicable portion of the retention bonus payment net of any and all taxes and social security contributions, determined taking into account any tax benefit available in respect of such repayment.

Scott R. Wells

Effective March 3, 2015 (the “Effective Date”), CCOH entered into an employment agreement (the “Wells Employment Agreement”) with Mr. Wells. The Wells Employment Agreement has an initial term (the “Initial Term”) that ends on March 2, 2019 and thereafter provides for automatic four-year extensions, unless either CCOH or Mr. Wells gives prior notice electing not to extend the agreement. Subject to the termination provisions described below, Mr. Wells will receive a base salary from CCOH at a rate no less than $750,000 per year, which shall be increased at CCOH’s discretion. Mr. Wells will also have the opportunity to earn an annual performance bonus (the “Performance Bonus”) from CCOH for the achievement of financial and performance criteria established by CCOH and approved in the annual budget. The target performance bonus that may be earned will be not less than 100% of Mr. Wells’ base salary amount (the “Target Bonus”). For 2017, Mr. Wells received an annual bonus of $551,396. In addition to the annual bonus, Mr. Wells is also eligible for an additional long-term incentive opportunity (the “Long-Term Incentive Amount”) from CCOH with an approximate value of $1,000,000 for each award, consistent with other comparable positions pursuant to the terms of the award agreement(s), taking into consideration demonstrated performance and potential, and subject to approval by the board of directors or the compensation committee of CCOH, as applicable. The Wells Employment Agreement also entitles Mr. Wells to participate in all employee welfare benefit plans in which other similarly situated employees of CCOH may participate. CCOH will reimburse Mr. Wells for the attorneys’ fees incurred by Mr. Wells in connection with the negotiation of the Wells Employment Agreement and ancillary documents, up to a maximum reimbursement of $25,000 in the aggregate. The Wells Employment Agreement also contains a customary confidentiality provision that survives Mr. Wells’ termination of employment, as well as customary non-competition and non-solicitation provisions that apply during employment and for the 12-month period thereafter.

If Mr. Wells’ employment with CCOH is terminated by CCOH without Cause (as defined in the Wells Employment Agreement), if Mr. Wells terminates his employment for Good Reason (as defined in the Wells Employment Agreement) or if Mr. Wells’ employment is terminated following CCOH’s notice of non-renewal, CCOH shall pay to Mr. Wells: (i) Mr. Wells’ accrued and unpaid base salary; (ii) any earned but unpaid prior year bonus, if any, through the date of termination; (iii) any unreimbursed business expenses; and (iv) any payments to which he may be entitled under any applicable employee benefit plan according to the terms of such plans and policies (collectively, the “Accrued Obligations”). In addition, if Mr. Wells has signed and returned (and has not revoked) a general release of claims in a form satisfactory to CCOH by the thirtieth (30th) day following the date of his termination, CCOH will: (i) pay to Mr. Wells, in periodic payments over a period of 18 months following such date of termination in accordance with ordinary payroll practices and deductions in effect on the date of termination, Mr. Wells’ base salary; (ii) pay Mr. Wells in a lump sum an amount equal to the COBRA premium payments Mr. Wells would be required to pay for continuation of healthcare coverage during the 12-month period following the date of Mr. Wells’ termination (less the amount that Mr. Wells would have had to pay for such coverage as an active employee); (iii) pay to Mr. Wells a prorated bonus, calculated based upon performance as of the termination date as related to overall performance at the end of the calendar year; (iv) pay to Mr. Wells a separation bonus in an amount equal to the Target Bonus to which Mr. Wells would be entitled for the year in which Mr. Wells’ employment terminates; and (v) any unvested Time Vesting Options (as defined below) scheduled to vest within the twelve (12) month period following the date of termination will vest in full on the date of termination and any unvested Performance Vesting Options (as defined below) will remain eligible to vest for the three (3) month period following the date of termination.

If Mr. Wells’ employment with CCOH is terminated due to Mr. Wells’ death or disability or Mr. Wells elects not to renew his employment, CCOH will pay to Mr. Wells or to his designee or estate the Accrued Obligations.

As provided in the Wells Employment Agreement, the compensation committee of the board of directors of CCOH approved an award by CCOH, effective as of March 3, 2015, of options to purchase shares of CCOH’s Class A common stock having a value equal to $1,500,000 as of the award date (based on the Black-Scholes valuation method). Fifty percent of the award has performance-based vesting (the “Performance Vesting Options”) and fifty percent of the award vests over time (the “Time Vesting Options”). The Time Vesting Options will vest in equal amounts on the first, second, third and fourth anniversaries of the Effective Date, so long as Mr. Wells remains employed on the vesting date (except as previously set forth in the event of a termination by CCOH without Cause (as defined in the Wells Employment Agreement), if Mr. Wells terminates his employment for Good Reason (as defined in the Wells Employment Agreement) or if Mr. Wells’ employment is terminated following CCOH’s notice of non-renewal). The Performance Vesting Options will vest on the date that CCOA achieves certain financial and performance criteria, so long as Mr. Wells remains employed on the vesting date (except as previously set forth in the event of a termination by CCOH without Cause (as defined in the Wells Employment Agreement), if Mr. Wells terminates his employment for Good Reason (as defined in the Wells Employment Agreement) or if Mr. Wells’ employment is terminated following CCOH’s notice of non-renewal).

Steven J. Macri

Effective October 7, 2013, Steven J. Macri entered into an employment agreement with iHeartMedia. Pursuant to his agreement, Mr. Macri will serve as Executive Vice President and Chief Financial Officer of iHeartMedia + Entertainment, Inc. (formerly known as Clear Channel Broadcasting, Inc.) (“iHM”), a wholly owned subsidiary of iHeartMedia, until October 6, 2017, after which time such employment period will be automatically extended from year to year unless either party gives notice of non-renewal as permitted in the agreement. On September 9, 2014, Mr. Macri became Senior Vice President—Corporate Finance of iHeartMedia and Clear Channel Outdoor as well.

On July 3, 2017, iHeartMedia and Mr. Macri entered into a first amendment to Mr. Macri’s employment agreement. Pursuant to the first amendment, the term of Mr. Macri’s employment agreement was extended through June 30, 2018.

On February 27, 2018, iHeartMedia and Mr. Macri entered into a second amendment to Mr. Macri’s employment agreement. Pursuant to the second amendment, the term of Mr. Macri’s employment agreement, which was previously scheduled to expire on June 30, 2018, was extended through March 31, 2019. The second amendment to Mr. Macri’s employment agreement does not contemplate automatic renewals of the employment period and states that if Mr. Macri’s employment continues for any period of time following March 31, 2019, such employment will be “at-will” and may be terminated at any time by either party. In such case, pursuant to the second amendment to Mr. Macri’s employment agreement, Mr. Macri will be entitled to receive his accrued and unpaid base salary through the termination date and any payments required under applicable employee benefit plans.

Under his agreement, Mr. Macri receives compensation consisting of a base salary, incentive awards and other benefits and perquisites. Mr. Macri’s current annual base salary is $700,000. During 2013, Mr. Macri received a $60,000 signing bonus. No later than March 15 of each calendar year, Mr. Macri is eligible to receive a performance bonus. For 2013, Mr. Macri’s target bonus was $375,000, with $187,500 of such amount guaranteed and $187,500 of such amount MBO-based. For purposes of his agreement,

MBO-based means the subjective performance criteria agreed to on an annual basis between the President and Chief Financial Officer of iHeartMedia and Mr. Macri at about the same time as established for other similarly situated employees. For 2014 and thereafter, Mr. Macri’s target bonus will be no less than his base salary for the year to which the bonus relates and the criteria will be set by management in consultation with Mr. Macri. For 2017, Mr. Macri received an annual bonus of $710,000, including an additional bonus in respect of 2017 performance of $500,000. Mr. Macri also earned an additional bonus of $400,000 pursuant to an iHeartMedia SIP bonus opportunity with respect to 2017. He is entitled to participate in all employee benefit plans and perquisites in which other similarly situated employees may participate.

Additionally, pursuant to his employment agreement, on October 7, 2013, Mr. Macri received a one-time long term incentive grant of 100,000 shares of restricted stock.

Under the employment agreement, Mr. Macri is required to protect the secrecy of confidential information of iHeartMedia and its affiliates and to assign certain intellectual property rights. He also is prohibited by the agreement from engaging in certain activities that compete with iHeartMedia and its affiliates during employment and for 12 months after his employment terminates, and he is prohibited from soliciting employees for employment during employment and for 12 months after termination of employment. iHeartMedia agreed to defend and indemnify Mr. Macri for acts committed in the course and scope of his employment.

GRANTS OF PLAN-BASED AWARDS

Stock Incentive Plans

Clear Channel Outdoor grants equity incentive awards to named executive officers and other eligible participants under its 2012 Amended and Restated Stock Incentive Plan. The 2012 Amended and Restated Stock Incentive Plan is intended to facilitate the ability of Clear Channel Outdoor to attract, motivate and retain employees, directors and other personnel through the use of equity-based and other incentive compensation opportunities.

The 2012 Amended and Restated Stock Incentive Plan allows for the issuance of restricted stock, incentive and non-statutory stock options, stock appreciation rights, director shares, deferred stock rights and other types of stock-based and/or performance-based awards to any present or future director, officer, employee, consultant or advisor of or to Clear Channel Outdoor or its subsidiaries.

The 2012 Amended and Restated Stock Incentive Plan is administered by the Compensation Committee, except that the entire Board has sole authority for granting and administering awards to non-employee directors. The Compensation Committee determines which eligible persons receive an award and the types of awards to be granted as well as the amounts, terms and conditions of each award including, if relevant, the exercise price, the form of payment of the exercise price, the number of shares, cash or other consideration subject to the award and the vesting schedule. These terms and conditions will be set forth in the award agreement furnished to each participant at the time an award is granted to him or her under the 2012 Amended and Restated Stock Incentive Plan. The Compensation Committee also makes other determinations and interpretations necessary to carry out the purposes of the 2012 Amended and Restated Stock Incentive Plan. For a description of the treatment of awards upon a participant’s termination of employment or change in control, see “—Potential Post-Employment Payments.”

Cash Incentive Plan

As discussed above, named executive officers also are eligible to receive awards under the Annual Incentive Plan. See “Compensation Discussion and Analysis—Elements of Compensation—Annual Incentive Bonus” for a more detailed description of the Annual Incentive Plan and the grant of awards to the named executive officers thereunder.

The following table sets forth certain information concerning plan-based awards granted to the named executive officers during the year ended December 31, 2017. As described below under “Certain Relationships and Related Party Transactions— iHeartMedia, Inc.—Corporate Services Agreement,” our parent entities provide us with, among other things, certain executive officer services. A portion (35.66% and 17.83%) of the annual incentive awards provided by our parent entities to Messrs. Bressler and Macri, respectively, with respect to 2017 was allocated to us in recognition of their services provided to us. Those allocated amounts are reflected in the Grants of Plan-Based Awards During 2017 table below and 100% of the annual incentive awards to the named executive officers of iHeartMedia are reflected by iHeartMedia in the comparable table in its Annual Report on Form 10-K/A.

Grants of Plan-Based Awards During 2017

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise of Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(a) ($)
		Threshold ($)	Target ($)	Maximum ($)
Robert W. Pittman	—	—	—	—	—	—	—	—
Richard J. Bressler	N/A(b)	—	641,880	1,283,760	—	—	—	—
	N/A(b)	—	178,300	178,300	—	—	—	—
	N/A(c)	—	1,069,800	1,069,800	—	—	—	—
C. William Eccleshare	N/A(b)	—	1,000,000	2,000,000	—	—	—	—
	N/A(b)	—	300,000	300,000	—	—	—	—
	2/24/17(d)	—	—	—	23,421	—	—	108,908
	6/30/17(e)	—	—	—	70,588	—	—	342,352
Scott R. Wells	N/A(b)	—	750,000	1,500,000	—	—	—	—
	6/28/2017(f)	—	—	—	88,235	—	—	419,116
	9/7/2107(g)	—	—	—	208,333	—	—	843,749
Steven J. Macri	N/A(b)	—	124,810	249,620	—	—	—	—
	N/A(b)	—	71,320	71,320	—	—	—	—

(a)	The amounts in the table reflect the full grant date fair value of time-vesting restricted stock awards computed in accordance with the requirements of ASC Topic 718, but excluding any impact of estimated forfeiture rates as required by SEC regulations. For assumptions made in the valuation, see footnote (b) to the Summary Compensation Table above and Note 8-Stockholders’ Equity (Deficit) in Item 8 of the Original 2017 Form 10-K.
(b)	Messrs. Bressler and Macri received cash incentive awards from iHeartMedia under the iHeartMedia 2015 Executive Incentive Plan. The amounts shown for Messrs. Bressler and Macri reflect the allocated portion of their respective cash incentive awards under the iHeartMedia 2015 Executive Incentive Plan based on the achievement of pre-established performance goals. As described in footnote (e) to the Summary Compensation Table above, Mr. Pittman’s cash incentive award from iHeartMedia for 2017 was not allocated pursuant to the Corporate Services Agreement. Messrs. Eccleshare and Wells received cash incentive awards from Clear Channel Outdoor under the Annual Incentive Plan. In addition, Messrs. Eccleshare, Bressler and Macri were eligible to participate in a bonus opportunity under the Clear Channel Outdoor SIP with respect to Clear Channel Outdoor’s 2017 performance in the case of Mr. Eccleshare and the iHeartMedia SIP with respect to iHeartMedia’s 2017 performance in the case of Messrs. Bressler and Macri. Mr. Eccleshare had the opportunity to earn up to $300,000 from Clear Channel Outdoor under his SIP bonus opportunity and earned the full $300,000 based on 2017 performance, of which $100,000 was paid at the end of February 2018 and is included under the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table, and the remaining $200,000 of which will be paid in equal installments of $100,000 each at the same time as the annual incentive bonus payments are paid generally in 2019 and 2020 if Mr. Eccleshare remains employed at that time. Mr. Bressler had the opportunity to earn up to $500,000 from iHeartMedia ($178,300 of which would be allocated to Clear Channel Outdoor pursuant to the Corporate Services Agreement) under the iHeartMedia SIP bonus opportunity and earned the full $500,000 based on 2017 performance, which was paid by iHeartMedia in February 2018 and contains a clawback provision, which requires him to repay the after-tax value of the bonus if certain termination events occur prior to January 1, 2020. Mr. Macri had the opportunity to earn up to $400,000 from iHeartMedia ($71,320 of which would be allocated to Clear Channel Outdoor pursuant to the Corporate Services Agreement) under the iHeartMedia SIP bonus opportunity and earned the full $400,000 based on 2017 performance and contains a clawback provision, which requires him to repay the after-tax value of the bonus if certain termination events occur prior to January 1, 2020. For further discussion of the CCOH 2017 cash incentive awards, see “Compensation Discussion and Analysis—Elements of Compensation—Annual Incentive Bonus.”
(c)	The amount shown reflects a $3,000,000 cash incentive award Mr. Bressler was eligible to receive under the iHeartMedia 2017 Key Employee Incentive Plan ($1,069,800 of which would be allocated to Clear Channel Outdoor pursuant to the Corporate Services Agreement). Mr. Bressler earned the full $3,000,000 based on 2017 performance, which was paid in quarterly installments and is reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table for 2017.

(d)	On February 24, 2017, Mr. Eccleshare, in lieu of dividends, received a grant of 2,702 shares of Clear Channel Outdoor’s Class A common stock which was immediately vested. He also received a restricted stock unit award with respect to 20,719 shares of Clear Channel Outdoor’s Class A common stock under the 2012 Amended and Restated Stock Incentive Plan. The restricted stock units vested with respect to 16,528 of the shares on March 1, 2017. The remaining shares will vest with respect to 2,095 shares on September 21, 2019 & 2,096 shares on September 21, 2020.
(e)	On June 30, 2017, Mr. Eccleshare was granted a restricted stock unit award with respect to 70,588 shares of Clear Channel Outdoor’s Class A common stock under the 2012 Amended and Restated Stock Incentive Plan. All of the restricted stock units will vest on June 28, 2019.
(f)	On June 28, 2017, Mr. Wells was granted a restricted stock award with respect to 88,235 shares of Clear Channel Outdoor’s Class A common stock under the 2012 Amended and Restated Stock Incentive Plan. All of the restricted stock units will vest on June 28, 2019.
(g)	On September 7, 2017, Mr. Wells was granted a restricted stock award with respect to 208,333 shares of Clear Channel Outdoor’s Class A common stock under the 2012 Amended and Restated Stock Incentive Plan. The restricted stock will vest 50% on September 7, 2020 and 50% on September 7, 2021.

For further discussion of the equity awards, see “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Incentive Compensation.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information concerning outstanding equity awards of the named executive officers at December 31, 2017.

In connection with the payment of a special cash dividend of $0.7797 per share on February 23, 2017 to Clear Channel Outdoor’s stockholders of record as of February 20 2017, Clear Channel Outdoor adjusted the exercise price of options outstanding under the 2012 Amended and Restated Stock Incentive Plan and the 2005 Stock Incentive Plan as of February 24, 2017 downward by $0.7797. All other terms and conditions governing each such option remained unchanged. The table below reflects the terms of each option outstanding at December 31, 2017 and, accordingly, reflects such adjustments. In addition, Clear Channel Outdoor issued additional restricted stock units to holders of restricted stock units in lieu of the special dividends that were paid to stockholders. The additional restricted stock units vest based on time according to the original vesting schedules of the underlying restricted stock unit awards. Mr. Eccleshare’s additional restricted stock units are included in the table below.

Outstanding Equity Awards at December 31, 2017

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options				Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(a) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(a) ($)
Name	(#) Exercisable		(#) Unexercisable
Robert W. Pittman	—		—		—	—	28,967	(b)	133,248	—	—
Richard J. Bressler	—		—		—	—	10,863	(c)	49,970	—	—
C. William Eccleshare	164,907	(d)	—		1.17	09/10/19	—		—	—	—
	22,500	(e)	—		1.16	02/24/20	—		—	—	—
	63,583	(f)	—		1.43	09/10/20	—		—	—	—
	15,360	(g)	—		4.78	12/13/20	—		—	—	—
	90,000	(h)	—		6.09	02/21/21	—		—	—	—
	90,000	(i)	—		5.02	03/26/22	—		—	—	—
	—		—		—	—	25,000	(j)	115,000	—	—
	—		—		—	—	4,191	(k)	19,279	—	—
	—		—		—	—	70,588	(l)	324,705	—	—
Scott R. Wells	84,650	(m)	253,950	(m)	6.85	3/3/2025	—		—	—	—
	18,882	(n)	18,882	(n)	7.71	6/15/2025	—		—	—	—
	6,413		19,241	(o)	5.69	6/3/2026	—		—	—	—
	—		—		—	—	45,830	(p)	210,818	—	—
	—		—		—	—	82,236	(q)	378,286	—	—
	—		—		—	—	88,235	(r)	405,881	—	—
	—		—		—	—	208,333	(s)	958,332	—	—
Steven J. Macri	—		—		—	—	—		—	—	—

(a)	For equity awards with respect to the Class A common stock of CCOH, this value is based upon the closing sale price of CCOH’s Class A common stock on December 29, 2017 of $4.60.
(b)	Mr. Pittman’s restricted stock award representing 85,197 shares of CCOH’s Class A common stock vested 28,115 shares on February 12, 2016 and 28,115 shares on February 12, 2017. The remaining 28,967 shares will vest on February 12, 2018.
(c)	Mr. Bressler’s restricted stock award representing 31,948 shares of CCOH’s Class A common stock vested 10,542 shares on February 12, 2016 and 10,543 shares on February 12, 2017. The remaining 10,863 shares will vest on February 12, 2018.
(d)	Mr. Eccleshare’s grant of options to purchase 202,813 shares of CCOH’s Class A common stock vested as follows: (1) options with respect to 48,062 shares vested on September 10, 2010; (2) options with respect to 74,736 shares vested on September 10, 2011; (3) options with respect to 40,006 shares vested on September 10, 2012; and (4) options with respect to 40,009 shares vested on September 10, 2013.
(e)	Mr. Eccleshare’s grant of options to purchase 62,094 shares of CCOH’s Class A common stock vested as follows: (1) options with respect to 15,523 shares vested on February 24, 2011; (2) options with respect to 15,524 shares vested on February 24, 2012; (3) options with respect to 15,523 shares vested on February 24, 2013; and (4) options with respect to 15,524 shares vested on February 24, 2014.
(f)	Mr. Eccleshare’s grant of options to purchase 63,583 shares of CCOH’s Class A common stock vested as follows: (1) options with respect to 15,895 shares vested on September 10, 2011; (2) options with respect to 15,896 shares vested on September 10, 2012; (3) options with respect to 15,895 shares vested on September 10, 2013; and (4) options with respect to 15,897 shares vested on September 10, 2014.

(g)	Mr. Eccleshare’s grant of options to purchase 15,360 shares of CCOH’s Class A common stock vested in three equal annual installments beginning on September 10, 2011.
(h)	Mr. Eccleshare’s grant of options to purchase 90,000 shares of CCOH’s Class A common stock vested in four equal installments beginning on February 21, 2012.
(i)	Mr. Eccleshare’s grant of options to purchase 90,000 shares of CCOH’s Class A common stock vested in four equal installments beginning on March 26, 2013.
(j)	Mr. Eccleshare’s unvested restricted stock unit award representing 25,000 shares of CCOH’s Class A common stock vests 50% on September 21, 2019 and 50% on September 21, 2020.
(k)	Mr. Eccleshare’s unvested restricted stock unit award representing 4,191 shares will vest with respect to 50% on each of September 21, 2019 and September 21, 2020.
(l)	Mr. Eccleshare’s unvested restricted stock unit award with respect to 70,588 shares of CCOH’s Class A common stock will vest on June 28, 2019 provided Mr. Eccleshare is still employed by or provided services to Clear Channel Outdoor on such date.
(m)	Mr. Wells’ grant of options to purchase 338,600 shares of CCOH’s Class A common stock vest as follows: (1) 169,300 of the shares of the award is time-vesting, with 25% vesting annually beginning March 3, 2016; and (2) 169,300 shares of the award will vest upon achievement of OIBDAN targets to be specified by the Board.
(n)	Mr. Wells’ grant of options to purchase 37,764 shares of CCOH’s Class A common stock vest in four equal installments beginning June 15, 2016.
(o)	Mr. Wells’ grant of options to purchase 25,654 shares of CCOH’s Class A common stock vest in four equal installments beginning June 3, 2017.
(p)	Mr. Wells’ unvested restricted stock award representing 45,830 shares of CCOH’s Class A common stock vests 50% on June 15, 2018 and 50% on June 15, 2019.
(q)	Mr. Wells’ unvested restricted stock award representing 82,236 shares of CCOH’s Class A common stock vests 50% on June 3, 2019 and 50% on June 3, 2020.
(r)	Mr. Wells’ unvested restricted stock award representing 88,235 shares of CCOH’s Class A common stock will vest on June 28, 2019 provided Mr. Wells is employed by or providing services to Clear Channel Outdoor on such date.
(s)	Mr. Wells’ unvested restricted stock award representing 208,333 shares of CCOH’s Class A common stock will vest 50% on September 7, 2020 and 50% on September 7, 2021.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information concerning option exercises by and stock vesting for the named executive officers during the year ended December 31, 2017.

Option Exercises and Stock Vested During 2017

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(a) (#)	Value Realized on Exercise(b) ($)	Number of Shares Acquired on Vesting(c) (#)	Value Realized on Vesting(d) ($)
Robert W. Pittman	—	—	163,985	762,766
Richard J. Bressler	—	—	146,413	764,978
C. William Eccleshare	—	—	117,807	582,334
Scott R. Wells	—	—	—	—
Steven J. Macri	—	—	—	—

(a)	Represents the gross number of shares acquired upon exercise of vested options, without taking into account any shares withheld to cover the option exercise price or applicable tax obligations.
(b)	Represents the value of the exercised options, calculated by multiplying (1) the number of shares to which the option exercise related by (2) the difference between the actual market price of our Class A common stock at the time of exercise and the option exercise price.

(c)	Represents the gross number of shares acquired on vesting of restricted shares or restricted stock units, without taking into account any shares withheld to satisfy applicable tax obligations.
(d)	Represents the value of the vested restricted shares or restricted stock units calculated by multiplying (1) the number of vested restricted shares or restricted stock units by (2) the closing price on the vesting date.

PENSION BENEFITS

Clear Channel Outdoor does not sponsor any pension plans in which the named executive officers participate.

NONQUALIFIED DEFERRED COMPENSATION PLANS

Clear Channel outdoor does not sponsor any non-qualified deferred compensation plans in which the named executive officers participate.

POTENTIAL POST-EMPLOYMENT PAYMENTS

The following narrative and table describe the potential payments or benefits upon termination, change in control or other post-employment scenarios for each of our named executive officers, using an assumed December 31, 2017 trigger event for each scenario.

As described below under “Certain Relationships and Related Party Transactions—iHeartMedia, Inc.—Corporate Services Agreement,” iHeartCommunications, our indirect parent entity, makes available to us, and we are obligated to use, the services of certain executive officers of iHeartCommunications and a portion of their salary and other personnel costs are allocated to us in recognition of their services provided to us. The provisions of their agreements are described below to the extent that amounts payable thereunder would be allocated to us under the Corporate Services Agreement upon termination, change in control or other post-employment scenario.

Robert W. Pittman

Termination by iHeartMedia for Cause, by Mr. Pittman without Good Cause or Upon Non-Renewal of the Agreement by Mr. Pittman. Robert W. Pittman’s employment agreement provides for the following payments and benefits upon termination by us for “Cause,” by Mr. Pittman without “Good Cause” or due to the non-renewal of the agreement by Mr. Pittman.

Under the agreement, “Cause” is defined as: (1) conduct by Mr. Pittman constituting a material act of willful misconduct in connection with the performance of his duties; (2) continued, willful and deliberate non-performance by Mr. Pittman of his duties under the agreement (other than by reason of physical or mental illness, incapacity or disability) where such non-performance has continued for more than 15 business days after written notice; (3) Mr. Pittman’s refusal or failure to follow lawful directives consistent with his job responsibilities where such refusal or failure has continued for more than 15 business days after written notice; (4) a criminal conviction of, or plea of nolo contendere by, Mr. Pittman for a felony or material violation of any securities law including, without limitation, a conviction of fraud, theft or embezzlement or a crime involving moral turpitude; (5) a material breach of the agreement by Mr. Pittman; or (6) a material violation by Mr. Pittman of iHeartMedia’s employment policies regarding harassment. In the case of (1), (3), (5) or (6), those acts will not constitute Cause unless Mr. Pittman has been given written notice specifying the conduct qualifying for Cause and Mr. Pittman fails to cure within 15 business days after receipt of the notice.

The term “Good Cause” includes, subject to certain exceptions: (1) a repeated willful failure by iHeartMedia to comply with a material term of the agreement after written notice by Mr. Pittman specifying the alleged failure; (2) a substantial and adverse change in Mr. Pittman’s position, material duties, responsibilities or authority; or (3) a material reduction in Mr. Pittman’s base salary, performance bonus opportunity or additional bonus opportunity. To terminate for Good Cause, Mr. Pittman must provide iHeartMedia with 30 days’ notice, after which iHeartMedia has 15 days to cure.

If iHeartMedia terminates Mr. Pittman’s employment for Cause, iHeartMedia will pay Mr. Pittman a lump sum cash payment equal to Mr. Pittman’s accrued and unpaid base salary through the date of termination and any payments to which he may be entitled under applicable employee benefit plans (“Accrued Amounts”). If Mr. Pittman terminates his employment without Good Cause or elects not to renew his employment agreement, iHeartMedia will pay Mr. Pittman a lump sum cash payment equal to his Accrued Amounts and any earned but unpaid annual bonus with respect to a previous year (“Earned Prior Year Annual Bonus”).

Termination by iHeartMedia without Cause, by Mr. Pittman for Good Cause, Upon Non-Renewal of the Agreement by iHeartMedia or Upon Change in Control. If iHeartMedia terminates Mr. Pittman’s employment without Cause, if Mr. Pittman terminates his employment for Good Cause or if iHeartMedia gives Mr. Pittman a notice of non-renewal, Mr. Pittman will receive a lump-sum cash payment equal to his Accrued Amounts and any Earned Prior Year Annual Bonus. In addition, provided he signs and returns a release of claims in the time period required, iHeartMedia will: (1) pay Mr. Pittman, over a period of two years, an amount equal to two times the sum of his base salary and target bonus; (2) reimburse Mr. Pittman for all COBRA premium payments paid by Mr. Pittman for continuation of healthcare coverage during the 18-month period following the date of Mr. Pittman’s termination; and (3) pay Mr. Pittman a prorated annual bonus with respect to the days he was employed in the year that includes the termination, calculated as if he had remained employed through the normal payment date (“Prorated Annual Bonus”). Mr. Pittman’s employment agreement does not provide for payments or benefits upon a change in control. Accordingly, if he is terminated without Cause after a change in control, Mr. Pittman will be entitled to the benefits described for a termination without Cause.

Termination due to Death or Disability. If Mr. Pittman is unable to perform his duties under the agreement on a full-time basis for more than 180 days in any 12-month period, iHeartMedia may terminate his employment. If Mr. Pittman’s employment is terminated due to death or disability, iHeartMedia will pay to Mr. Pittman or his designee or estate: (1) a lump sum cash payment equal to his Accrued Amounts; (2) any Earned Prior Year Annual Bonus; and (3) a Prorated Annual Bonus. If a release of claims is signed and returned in the time period required, iHeartMedia will reimburse Mr. Pittman or his estate for all COBRA premium payments paid by Mr. Pittman or his estate for continuation of healthcare coverage during the 18-month period following Mr. Pittman’s date of termination.

Impact of Termination on October 2, 2011 and October 15, 2012 Equity Awards. Except as described below, upon termination of Mr. Pittman’s employment, all of his outstanding and unvested iHeartMedia stock options granted on October 2, 2011 and restricted stock granted on October 15, 2012 will be cancelled. If Mr. Pittman’s employment is terminated by iHeartMedia without Cause or by Mr. Pittman for Good Cause within 12 months after a change of control of iHeartMedia where the Sponsors do not receive cash as a direct result of such transaction in an amount equal to at least 75% of their equity interest in iHeartMedia immediately prior to the transaction, his unvested options will vest and become immediately exercisable. If Mr. Pittman’s employment is terminated by iHeartMedia without Cause or by Mr. Pittman for Good Cause (in circumstances other than as described in the previous sentence), the portion of his unvested options that would have vested within 12 months after the date of termination will vest on the date of termination and become immediately exercisable. Upon termination of his employment due to death or disability, Mr. Pittman’s vested stock options will continue to be exercisable for the shorter of one year or the remaining 10-year term of the options. In the case of any termination of employment for a reason other than death or disability, Mr. Pittman’s vested stock options will continue to be exercisable for the shorter of six months or the remaining 10-year term of the options. If both of the following conditions occur during the six-month period after termination of Mr. Pittman’s employment, the period in which to exercise a vested option will be extended by an additional six months (in no event beyond the 10-year term of the options): (1) the average closing value of the Dow Jones Industrial Average for the 10 consecutive trading days immediately prior to the date the options would otherwise expire pursuant to the previous two sentences (the “Exercise Measurement Period”) is at least 20% less than for the 10 consecutive trading days ending on the date Mr. Pittman’s employment terminated (the “Base Measurement Period”) and (2) the average closing price of the Class A common stock as reported on the principle exchange on which it is listed for trading during the Exercise Measurement Period is at least 25% less than the average closing price of the Class A common stock reported on such exchange for the Base Measurement Period. If Mr. Pittman’s employment is terminated by iHeartMedia without Cause within 12 months after a change of control, his time-vesting iHeartMedia restricted stock granted on October 15, 2012 will vest.

On January 13, 2014, Mr. Pittman and iHeartMedia amended and restated Mr. Pittman’s employment agreement, providing certain additional benefits to Mr. Pittman, as described below.

Impact of Termination on Equity Awards Granted on January 13, 2014. In connection with Mr. Pittman’s amended and restated employment agreement, he was granted awards of restricted stock by iHeartMedia and CCOH on January 13, 2014.

The iHeartMedia restricted stock award granted on January 13, 2014 is divided into the Tranche 1 Shares and the Tranche 2 Shares. The Tranche 1 Shares will: (1) continue to vest in accordance with the terms of the award agreement upon a Change in Control (as defined in the award agreement); (2) vest with respect to 50,000 shares in the event Mr. Pittman’s employment is terminated by

iHeartMedia without Cause or by Mr. Pittman for Good Cause, because iHeartMedia does not renew his employment agreement or because of Mr. Pittman’s death or disability (each, a “Good Leaver Termination”); and (3) vest with respect to 100% of any unvested shares if a Good Leaver Termination occurs within 90 days of a Change in Control. The Tranche 2 Shares will: (1) in the case of a Good Leaver Termination, be subject to continued vesting for the six-month period following such termination in accordance with the Qualifying Return to Investor metrics set forth in the award agreement; (2) in the case of a Standalone CIC (defined as a Change in Control that the Board determines is not effected by an entity with material operating assets and after which the business and assets of iHeartMedia continue on a standalone basis materially consistent with immediately prior to the Change in Control), be converted to a dollar vesting schedule such that the Tranche 2 Shares will vest, if at all, at 100% on the date that the Fair Market Value (as defined in the award agreement) of one share of iHeartMedia’s Class A common stock reaches $36; (3) in the case of a Good Leaver Termination that occurs during the 18-month period following a Standalone CIC, vest as to 75% of any unvested Tranche 2 Shares if such Standalone CIC takes place prior to the first anniversary of the grant date; vest as to 50% of any unvested Tranche 2 Shares if such Standalone CIC takes place on or after the first anniversary of the grant date but prior to the second anniversary of the grant date; and vest as to 25% of any unvested Tranche 2 if such Standalone CIC takes place on or after the second anniversary of the grant date but prior to the fifth anniversary of the grant date; and (4) in the case of a Change of Control that is not a Standalone CIC, vest as to 75% of any unvested Tranche 2 Shares if such Change in Control takes place prior to the first anniversary of the grant date; vest as to 50% of any unvested Tranche 2 Shares if such Change in Control takes place on or after the first anniversary of the grant date but prior to the second anniversary of the grant date; and vest as to 25% of any unvested Tranche 2 Shares if such Change in Control takes place on or after the second anniversary of the grant date but prior to the third anniversary of the grant date. Any unvested shares that do not vest as described above will terminate on the date his employment terminates.

With respect to the CCOH restricted stock, in the event that Mr. Pittman’s employment with iHeartMedia and its subsidiaries is terminated by iHeartMedia for a reason other than Cause or by Mr. Pittman for Good Cause, 50% of any shares of CCOH restricted stock that would otherwise vest within 12 months after such termination will remain outstanding and vest on the date such shares would otherwise have vested, except that if such termination occurs during the 90-day period prior to or the 12-month period following a Change in Control (as defined in the award agreement), 100% of any unvested CCOH restricted stock will vest upon the consummation of such Change in Control (or on the termination date in the case of a termination following a Change in Control). If Mr. Pittman ceases to be Executive Chairman of the Board of CCOH but continues to be employed by iHeartMedia, all unvested shares of CCOH restricted stock outstanding as of such termination will be converted into a number of shares of restricted stock of iHeartMedia having an aggregate Fair Market Value (as defined in iHeartMedia’s Stock Incentive Plan) equal to the aggregate Fair Market Value of such unvested shares, in each case, as of the date of such termination, with such iHeartMedia restricted stock vesting on the terms and conditions as are set forth in the CCOH award agreement (substituting iHeartMedia for CCOH). In the event of Mr. Pittman’s termination of employment or service from iHeartMedia for any other reason, then all unvested shares of CCOH restricted stock will be immediately forfeited.

Gross-Up Provisions under Mr. Pittman’s January 13, 2014 Amended and Restated Employment Agreement. Mr. Pittman’s amended and restated employment agreement contains a 280G “gross-up” provision that applies in certain circumstances in which any Company Payments received by Mr. Pittman are deemed to be “excess parachute payments” subject to excise taxes under Section 4999 of the Code. If, at the time any excise tax is imposed, the Cleansing Vote Rules are applicable and Mr. Pittman declines to submit such excess parachute payments for approval by iHeartMedia’s stockholders, iHeartMedia will pay to Mr. Pittman an amount equal to the excise tax imposed by Section 4999 of the Code. If, at the time any excise tax is imposed, the Cleansing Vote Rules are not applicable, Mr. Pittman will be entitled to a gross-up payment equal to (1) the excise tax and (2) any U.S. Federal, state and local income or payroll tax imposed on the gross-up payment (excluding any U.S. Federal, state and local income or payroll taxes otherwise imposed on the Company Payments); provided that if the Company Payments are found to be equal to or less than 110% of the “safe harbor” amount referenced in Mr. Pittman’s employment agreement, the Company Payments will be reduced to equal the safe harbor amount, such that no excise tax will be imposed by Section 4999 of the Code.

In the event that Mr. Pittman’s employment is terminated due to his death, disability or retirement, then subject to Mr. Pittman’s or his estate’s execution and non-revocation of a release within 60 days of Mr. Pittman’s termination, iHeartMedia will pay him (or his estate) a lump sum amount equal to any taxes paid by Mr. Pittman in accordance with Section 83(b) of the Code with respect to the iHeartMedia restricted stock awarded on January 13, 2014 that, at the time of such death, disability or retirement, remains unvested. For purposes of Mr. Pittman’s employment agreement, retirement is deemed to occur if, for the 12-month period following Mr. Pittman’s termination by reason of non-renewal of the employment agreement by either party (excluding termination by iHeartMedia for Cause or due to disability) or by Mr. Pittman without Good Cause, Mr. Pittman does not commence employment with or provide significant services as an advisor or consultant to iHeartMedia or any unaffiliated companies.

Richard J. Bressler

Termination by iHeartMedia for Cause, by Mr. Bressler without Good Cause or Upon Non-Renewal of the Agreement by Mr. Bressler. Richard J. Bressler’s employment agreement provides for the following payments and benefits upon termination by iHeartMedia for “Cause,” by Mr. Bressler without “Good Cause” or due to the non-renewal of the agreement by Mr. Bressler.

Under the agreement, “Cause” is defined as: (1) conduct by Mr. Bressler constituting a material act of willful misconduct in connection with the performance of his duties; (2) continued, willful and deliberate non-performance by Mr. Bressler of his duties under the agreement (other than by reason of physical or mental illness, incapacity or disability) where such non-performance has continued for more than 15 business days after written notice; (3) Mr. Bressler’s refusal or failure to follow lawful directives consistent with his job responsibilities where such refusal or failure has continued for more than 15 business days after written notice; (4) a criminal conviction of, or plea of nolo contendere by, Mr. Bressler for a felony or material violation of any securities law including, without limitation, a conviction of fraud, theft or embezzlement or a crime involving moral turpitude; (5) a material breach of the agreement by Mr. Bressler; or (6) a material violation by Mr. Bressler of iHeartMedia’s employment policies regarding harassment. In the case of (1), (3), (5) or (6), those acts will not constitute Cause unless Mr. Bressler has been given written notice specifying the conduct qualifying for Cause and Mr. Bressler fails to cure within 15 business days after receipt of the notice.

The term “Good Cause” includes, subject to certain exceptions: (1) a repeated willful failure by iHeartMedia to comply with a material term of the agreement after written notice by Mr. Bressler specifying the alleged failure; (2) a substantial and adverse change in Mr. Bressler’s position, material duties, responsibilities or authority; or (3) a material reduction in Mr. Bressler’s base salary, performance bonus opportunity or additional bonus opportunity. The removal of Mr. Bressler from the position of Chief Financial Officer of Clear Channel Outdoor will not constitute Good Cause. To terminate for Good Cause, Mr. Bressler must provide iHeartMedia with 30 days’ notice, after which iHeartMedia has 30 days to cure.

If iHeartMedia terminates Mr. Bressler’s employment for Cause, iHeartMedia will pay Mr. Bressler a lump sum cash payment equal to Mr. Bressler’s Accrued Amounts. If Mr. Bressler terminates his employment without Good Cause or elects not to renew his employment agreement, iHeartMedia will pay Mr. Bressler a lump sum cash payment equal to his Accrued Amounts and any Earned Prior Year Annual and Additional Bonus.

Termination by iHeartMedia without Cause, by Mr. Bressler for Good Cause, Upon Non-Renewal of the Agreement by iHeartMedia or Upon Change in Control. If iHeartMedia terminates Mr. Bressler’s employment without Cause, if Mr. Bressler terminates his employment for Good Cause or if Mr. Bressler’s employment is terminated following iHeartMedia’s notice of non-renewal after the initial term of the employment agreement, iHeartMedia will pay to Mr. Bressler a lump sum amount equal to: (1) Mr. Bressler’s Accrued Amounts; and (2) any Earned Prior Year Annual and Additional Bonus. In addition, provided he signs and returns a release of claims in the time period required, iHeartMedia will: (1) pay to Mr. Bressler, in periodic ratable installment payments twice per month over a period of 18 months following the date of termination, an aggregate amount equal to 1.5 times the sum of Mr. Bressler’s base salary and target annual bonus; (2) reimburse Mr. Bressler for all COBRA premium payments paid by Mr. Bressler for continuation of healthcare coverage during the 18-month period following the date of Mr. Bressler’s termination; (3) pay to Mr. Bressler a Prorated Annual Bonus; and (4) pay to Mr. Bressler a prorated bonus under his iHeartMedia SIP bonus opportunity, based on actual results for such year (the “Prorated Additional Bonus”).

Termination due to Death or Disability. If Mr. Bressler is unable to perform his duties under the agreement on a full-time basis for more than 180 days in any 12 month period, iHeartMedia may terminate his employment. If Mr. Bressler’s employment is terminated due to death or disability, iHeartMedia will pay to Mr. Bressler or to his designee or estate: (1) a lump sum equal to Mr. Bressler’s Accrued Amounts; (2) any Earned Prior Year Annual and Additional Bonus; (3) Mr. Bressler’s Prorated Annual Bonus; and (4) Mr. Bressler’s Prorated Additional Bonus. If a release of claims is signed and returned in the time period required, iHeartMedia will reimburse Mr. Bressler or his estate for all COBRA premium payments paid by Mr. Bressler or his estate for continuation of healthcare coverage during the 18-month period following Mr. Bressler’s date of termination.

Gross-Up Provisions. Mr. Bressler’s employment agreement contains a 280G “gross-up” provision that applies in certain circumstances in which any Company Payments received by Mr. Bressler are deemed to be “excess parachute payments” subject to excise taxes under Section 4999 of the Code. If, at the time any excise tax is imposed, the Cleansing Vote Rules are applicable and Mr. Bressler declines to submit the excess parachute payments for approval by iHeartMedia’s stockholders, iHeartMedia will pay to Mr. Bressler an amount equal to the excise tax imposed by Section 4999 of the Code. If, at the time any excise tax is imposed, the Cleansing Vote Rules are not applicable, Mr. Bressler will be entitled to a gross-up payment equal to (1) the excise tax and (2) any U.S. Federal, state and local income or payroll tax imposed on the gross-up payment (excluding any U.S. Federal, state and local income or payroll taxes otherwise imposed on the Company Payments); provided that if the Company Payments are found to be equal to or less than 110% of the “safe harbor” amount referenced in Mr. Bressler’s employment agreement, the Company Payments will be reduced to equal the safe harbor amount, such that no excise tax will be imposed by Section 4999 of the Code.

Impact of Termination on Equity Awards. In connection with Mr. Bressler’s employment agreement, he was granted an award of 271,739 restricted shares of Clear Channel Outdoor Class A common stock on July 29, 2013. In the event of Mr. Bressler’s termination of employment or service for any reason, then, except as otherwise provided in the award agreement, all unvested shares of the restricted stock will be immediately forfeited. In the event that Mr. Bressler’s employment with iHeartMedia, Clear Channel Outdoor and its subsidiaries is terminated by iHeartMedia or Clear Channel Outdoor for a reason other than Cause or by Mr. Bressler for Good Cause, 50% of any shares of the restricted stock that would otherwise vest within 12 months after such termination will remain outstanding and vest on the date such shares would otherwise have vested, except that if such termination occurs during the 90-day period prior to or the 12-month period following a Change in Control (as defined in the award agreement), 100% of any unvested restricted stock will vest upon the consummation of such Change in Control (or on the termination date in the case of a termination following a Change in Control). If Mr. Bressler ceases to be employed by Clear Channel Outdoor and its subsidiaries by reason of termination by Clear Channel Outdoor with or without Cause or at the written request of iHeartMedia but continues to be employed by iHeartMedia, all unvested shares of the restricted stock outstanding as of such termination will be converted into a number of shares of restricted stock of iHeartMedia having an aggregate Fair Market Value (as defined in the iHeartMedia 2015 Executive Long Term Incentive Plan) equal to the aggregate Fair Market Value of such unvested shares, in each case, as of the date of such termination, with such iHeartMedia restricted stock vesting on the terms and conditions as are set forth in the Clear Channel Outdoor award agreement (substituting iHeartMedia for Clear Channel Outdoor).

C. William Eccleshare

Termination by Clear Channel Outdoor for Cause or by Mr. Eccleshare without Good Reason. Mr. Eccleshare’s employment agreement provides for the following payments and benefits upon termination by Clear Channel Outdoor for “Cause” or by Mr. Eccleshare without “Good Reason.”

Under the agreement, “Cause” is defined as: (1) conduct by Mr. Eccleshare constituting a material act of willful misconduct in connection with the performance of his duties; (2) continued, willful and deliberate non-performance by Mr. Eccleshare of his duties (other than by reason of physical or mental illness, incapacity or disability) where such non-performance has continued for more than 15 business days following written notice of such non-performance; (3) Mr. Eccleshare’s refusal or failure to follow lawful and reasonable directives consistent with his job responsibilities where such refusal or failure has continued for more than 15 business days following written notice of such refusal or failure; (4) a criminal conviction of, or a plea of nolo contendere by, Mr. Eccleshare for a felony or material violation of any securities law including, without limitation, conviction of fraud, theft or embezzlement or a crime involving moral turpitude; (5) a material breach by Mr. Eccleshare of any of the provisions of his employment agreement; or (6) a material violation by Mr. Eccleshare of Clear Channel Outdoor’s employment policies regarding harassment; provided, however, that Cause shall not exist under clauses (1), (3), (5) or (6) unless Mr. Eccleshare has been given written notice specifying the act, omission or circumstances alleged to constitute Cause and he fails to cure or remedy such act, omission or circumstances within 15 business days after receipt of such notice.

The term “Good Reason” includes: (1) a change in Mr. Eccleshare’s reporting line; (2) a material change in his titles, duties or authorities (provided that Mr. Eccleshare shall not have Good Reason to terminate employment if, after a restructuring or reorganization of Clear Channel Outdoor or a sale or spinoff of all or a portion of Clear Channel Outdoor’s operations, Mr. Eccleshare continues as Chief Executive Officer of CCI (or any of its successors)); (3) a reduction in Mr. Eccleshare’s base salary or target bonus, other than an across-the-board reduction applicable to all senior executive officers of Clear Channel Outdoor; (4) a required relocation within the domestic United States of more than 50 miles of his primary place of employment; or (5) a material breach by Clear Channel Outdoor of the terms of the employment agreement. To terminate for Good Reason, Mr. Eccleshare must provide Clear Channel Outdoor with 30 days’ written notice, after which Clear Channel Outdoor has 30 days to cure, and Mr. Eccleshare must terminate employment within ten (10) days following the expiration of the Company’s cure period, if he still intends to terminate.

If Mr. Eccleshare’s employment is terminated by Clear Channel Outdoor for Cause or by Mr. Eccleshare without Good Reason, Clear Channel Outdoor will pay to Mr. Eccleshare his accrued and unpaid base salary through the date of termination and any unreimbursed business expenses and any payments or benefits (including accrued but untaken vacation, if any) required under applicable employee benefit plans or equity plans in accordance with such plans and/or policies (the “Accrued Amounts”). In addition, if Mr. Eccleshare terminates his employment without Good Reason and he signs and returns a release of claims in the time period required, Clear Channel Outdoor will pay to Mr. Eccleshare any annual bonus and additional bonus earned but unpaid with respect to the calendar year prior to the year of termination (the “Earned Prior Year Annual and Additional Bonus”) and, if Clear Channel Outdoor terminates Mr. Eccleshare’s employment after receipt of Mr. Eccleshare’s notice of termination, Clear Channel Outdoor will pay any base salary for any remaining portion of the 90-day advance notice period.

If Mr. Eccleshare is terminated for Cause, his Clear Channel Outdoor stock options will be cancelled and any unvested Clear Channel Outdoor restricted stock units will be forfeited. If Mr. Eccleshare terminates his employment without Good Reason, any unvested Clear Channel Outdoor stock options will be cancelled, he will have three months to exercise any vested Clear Channel Outdoor stock options and any unvested Clear Channel Outdoor restricted stock units will be forfeited. If his employment is terminated due to retirement (resignation from employment when the sum of his full years of age and full years of service equals at least 70, and he is at least 60 years of age with five full years of service at the time), all of his issued Clear Channel Outdoor stock options will continue to vest for the shorter of five years or the remainder of their original 10-year terms, and any unvested Clear Channel Outdoor restricted stock units will continue to vest as if he were employed.

Termination by Clear Channel Outdoor without Cause, by Mr. Eccleshare for Good Reason, Upon Non-Renewal of the Agreement by Clear Channel Outdoor or Upon Change in Control. If Clear Channel Outdoor terminates Mr. Eccleshare’s employment without Cause (and not by reason of disability), if Clear Channel Outdoor does not renew the initial term or any subsequent renewal terms of the employment agreement or if Mr. Eccleshare terminates his employment for Good Reason, Clear Channel Outdoor will pay to Mr. Eccleshare any Accrued Amounts. In addition, if Mr. Eccleshare signs and returns a release of claims in the time period required, Clear Channel Outdoor will: (1) pay to Mr. Eccleshare a severance payment in an amount equal to 120% of his then-applicable base salary and 100% of his then-applicable target annual bonus in respect of the year of termination (the “Severance Payment”), with such Severance Payment to be paid in equal monthly installments for a period of 12 months after such termination; (2) reimburse his family’s reasonable relocation expenses from New York City to London that are incurred during employment or within 12 months after his termination, including reimbursement of the New York City apartment lease breakage fee, subject to submission of expenses in accordance with the Company’s reimbursement policy (the “Relocation Fee”); (3) pay to Mr. Eccleshare the Earned Prior Year Annual and Additional Bonus; (4) pay to Mr. Eccleshare a pro rata portion of his annual bonus for the year of termination, calculated based upon performance as of the termination date as related to overall performance at the end of the calendar year for which pro rata portion of the annual bonus Mr. Eccleshare shall be eligible only if a bonus would have been earned by the end of the calendar year (the “Prorated Annual Bonus”); and (5) provide for him and his dependents continued participation in Clear Channel Outdoor’s group health plan that covers Mr. Eccleshare at Clear Channel Outdoor’s expense for a period of three months as long as he timely elects continued coverage and continues to pay copayment premiums at the same level and cost as Mr. Eccleshare paid immediately prior to the termination (the “COBRA Coverage Benefit”). If Mr. Eccleshare violates the non-competition, non-interference or non-solicitation covenants contained in the employment agreement (after being provided a 10-day cure opportunity to the extent such violation is curable), Mr. Eccleshare will forfeit any right to the pro rata portion of the Severance Payment for the number of months remaining in the 18-month non-compete period after termination. In addition, no Relocation Fee or COBRA Coverage Benefit will be paid in the event of a violation of the non-competition, non-interference or non-solicitation covenants contained in the employment agreement (after being provided a 10-day cure opportunity to the extent such violation is curable) and Mr. Eccleshare will reimburse Clear Channel Outdoor for any forfeited pro-rata portion of the Severance Payment, Relocation Fee and/or COBRA Coverage Benefit already paid.

Furthermore, in the event that Mr. Eccleshare’s employment is terminated by Clear Channel Outdoor without Cause or by Mr. Eccleshare for Good Reason, his unvested Clear Channel Outdoor restricted stock units awarded on July 26, 2012 will vest, his unvested Clear Channel Outdoor stock options will be cancelled and his vested Clear Channel Outdoor stock options will continue to be exercisable for three months. Mr. Eccleshare’s employment agreement does not provide for payments or benefits upon a change in control. Accordingly, if he is terminated without Cause after a change in control, Mr. Eccleshare will be entitled to the benefits described for a termination without Cause. Mr. Eccleshare’s unvested Clear Channel Outdoor stock options and Clear Channel Outdoor restricted stock units will vest upon a change in control, with or without termination. Further in this event, Mr. Eccleshare shall receive any unpaid portion of the payment to which he is entitled as a result of the Second Eccleshare Amendment, and any unvested restricted stock units shall automatically vest on his last day of employment.

Termination due to Disability. If Mr. Eccleshare is unable to perform the essential functions of his full-time position for more than 180 consecutive days in any 12 month period, Clear Channel Outdoor may terminate his employment. If Mr. Eccleshare’s employment is terminated, Clear Channel Outdoor will pay to Mr. Eccleshare or his designee any Accrued Amounts and the Relocation Fee for Mr. Eccleshare and his family. In addition, if Mr. Eccleshare signs and returns a release of claims in the time period required, Clear Channel Outdoor will pay to Mr. Eccleshare or his designee any Earned Prior Year Annual and Additional Bonus, Prorated Annual Bonus and the COBRA Coverage Benefit. If his employment is terminated due to disability, his unvested Clear Channel Outdoor stock options will continue to vest for the shorter of five years or the remainder of their original 10-year terms, and any unvested Clear Channel Outdoor restricted stock units will continue to vest as if he were employed.

Termination due to Death. If Mr. Eccleshare’s employment is terminated by his death, Clear Channel Outdoor will pay to his designee or estate: (1) the Accrued Amounts; (2) any Earned Prior Year Annual and Additional Bonus; (3) the Prorated Annual Bonus; (4) the Relocation Fee; and (5) the COBRA Coverage Benefit. If Mr. Eccleshare is terminated due to his death, his unvested Clear Channel Outdoor stock options will vest and continue to be exercisable for the shorter of one year or the remainder of the original 10-year term and his unvested Clear Channel Outdoor restricted stock units will vest.

Scott R. Wells

Termination by Clear Channel Outdoor for Cause or by Mr. Wells without Good Reason. Mr. Wells’ employment agreement provides for the following payments and benefits upon termination by Clear Channel Outdoor for “Cause” or by Mr. Wells without “Good Reason.”

Under the agreement, “Cause” is defined as Mr. Wells’: (1) willful misconduct; (2) willful refusal or repeated failure to perform his duties (other than due to disability); (3) willful refusal or repeated failure to follow lawful directives; (4) felony conviction, a plea of nolo contendere, or other criminal conduct that has or would result in material injury to Clear Channel Outdoor; (5) a material breach of his employment agreement; or (6) a material violation of Clear Channel Outdoor’s written employment and management policies that has or would result in material injury to Clear Channel Outdoor. In the case of (2), (3), (5), or (6), unless the action by its nature is not curable or is a recurrence of a previously cured act with respect to which Mr. Wells has previously been provided notice, those acts will not constitute Cause unless Mr. Wells is provided with 15 days to cure after written notice.

The term “Good Reason” includes: (1) a material reduction in Mr. Wells’ base compensation; (2) a required relocation of Mr. Wells’ residence to a location more than 35 miles from its current location; (3) a material reduction in duties, authority or responsibilities; (4) a requirement that Mr. Wells report to any person of lesser authority than the Chairman and Chief Executive Officer of Clear Channel Outdoor or the Chief Financial Officer of Clear Channel Outdoor; or (5) a material breach by Clear Channel Outdoor of the terms of the employment agreement. To terminate for Good Reason, Mr. Wells must provide Clear Channel Outdoor with 30 days’ written notice, after which Clear Channel Outdoor has 30 days to cure.

If Mr. Wells is terminated with Cause, he will receive a lump-sum cash payment equal to his Accrued Amounts and any Earned Prior Year Annual Bonus.

Termination by Clear Channel Outdoor without Cause, by Mr. Wells for Good Reason or Upon Non-Renewal of the Agreement by Clear Channel Outdoor. If Mr. Wells is terminated by Clear Channel Outdoor without Cause, Mr. Wells resigns for Good Reason or the agreement is not renewed by Clear Channel Outdoor: (1) he will receive a lump-sum cash payment equal to his Accrued Amounts and any Earned Prior Year Annual Bonus; and (2) provided he signs and returns a severance agreement and general release of claims in the time period required, he will receive (a) in periodic payments in accordance with ordinary payroll practices and deductions, his base salary on the date of termination for 18 months (the “Wells Severance Payments”); (b) a Prorated Annual Bonus; (c) a separation bonus in an amount equal to 100% of his then-applicable target annual bonus in respect of the year of termination (the “Separation Bonus”), with such Separation Bonus to be paid in a lump sum; (d) a lump sum equal to the product of (i) 12 and (ii) the COBRA premiums Mr. Wells would be required to pay if he elected to continue the health benefits coverage he had prior to the termination date (less the amount Mr. Wells would have to pay for such coverage as an active employee); and (e) any unvested time vesting options scheduled to vest within the twelve month period following the date of termination, which options shall be considered fully vested on the date of termination and any unvested performance vesting options shall remain eligible to vest for the three month period following the date of termination. If Mr. Wells violates the terms of the severance agreement and general release of claims, the Wells Severance Payments shall cease.

Termination due to Disability. If Mr. Wells is unable to perform the essential functions of his full-time position for more than 180 days in any 12 month period, Clear Channel Outdoor may terminate his employment. If Mr. Wells’ employment is terminated, he will receive: (1) a lump-sum cash payment equal to his Accrued Amounts and (2) any Earned Prior Year Annual Bonus.

Termination due to Death. If Mr. Wells’ employment is terminated by his death, Clear Channel Outdoor will pay in a lump sum to his designee or, if no designee, to his estate: (1) his Accrued Amounts and (2) any Earned Prior Year Annual Bonus.

Steven J. Macri

Termination by iHeartMedia for Cause or by Mr. Macri without Good Cause. Mr. Macri’s employment agreement provides for the following payments and benefits upon termination by iHeartMedia for “Cause” or by Mr. Macri without “Good Cause.”

Under the agreement, “Cause” is defined as Mr. Macri’s: (1) willful misconduct; (2) non-performance of his duties (other than due to disability); (3) failure to follow lawful directives; (4) felony conviction, a plea of nolo contendere, or other conduct that has or would result in material injury to iHeartMedia’s reputation; (5) a material breach of his employment agreement; or (6) a material violation of iHeartMedia’s employment and management policies. In the case of (2), (3), (5), or (6) unless the action by its nature is not curable or is a recurrence of a previously cured act with respect to which Mr. Macri has previously been provided notice, those acts will not constitute Cause unless Mr. Macri is provided with 10 days to cure after written notice.

The term “Good Cause” includes, subject to certain exceptions: (1) iHeartMedia’s material breach of the agreement after written notice from Mr. Macri specifying the alleged failure; (2) a substantial and unusual increase in responsibilities and authority without an offer of additional reasonable compensation; (3) a substantial and unusual reduction in responsibilities or authority; (4) if Mr. Macri’s responsibilities and authority in a finance-related capacity have not been expanded within the first 12 months of his employment; or (5) a change in the place of Mr. Macri’s performance outside a 50 mile radius of New York, New York. To terminate for Good Cause, Mr. Macri must provide iHeartMedia with 30 days written notice, after which iHeartMedia has 30 days to cure, unless the Good Cause is not curable by its nature. If Mr. Macri is terminated with Cause, he will receive a lump-sum cash payment equal to his Accrued Amounts.

Termination by iHeartMedia without Cause, by Mr. Macri for Good Cause or Upon Non-Renewal of the Agreement by iHeartMedia. If Mr. Macri is terminated by iHeartMedia without Cause, if Mr. Macri resigns for Good Cause or the agreement is not renewed by iHeartMedia: (1) he will receive his accrued and unpaid base salary through the termination date and payments required under applicable employee benefit plans; and (2) provided he signs and returns a severance agreement and general release of claims in the time period required, he will receive (a) $1,400,000.0 which represents the sum of Mr. Macri’s base salary and target Annual Bonus, to be paid out over a period of twelve 12 months and (b) a pro rata portion of his 2019 Annual Bonus, calculated based upon performance as of the termination date as related to overall performance at the end of the calendar year. Calculation and payment of the bonus, if any, will be pursuant to the plan in effect during the termination year.

Pursuant to the second amendment to Mr. Macri’s employment agreement, the term of Mr. Macri’s employment agreement, which was previously scheduled to expire on June 30, 2018, was extended through March 31, 2019. The second amendment to Mr. Macri’s employment agreement does not contemplate automatic renewals of the employment period and if Mr. Macri’s employment continues for any period of time following March 31, 2019, such employment will be “at-will” and may be terminated at any time by either party. In such case, pursuant to the second amendment to Mr. Macri’s employment agreement, Mr. Macri will be entitled to receive his accrued and unpaid base salary through termination date and any payments required under applicable employee benefit plans.

Termination due to Disability. If Mr. Macri is unable to perform the essential functions of his full-time position for more than 180 days in any 12 month period, iHeartMedia may terminate his employment. If Mr. Macri’s employment is terminated, he will receive a lump-sum cash payment equal to his Accrued Amounts.

Termination due to Death. If Mr. Macri’s employment is terminated by his death, iHeartMedia will pay in a lump sum to his designee or, if no designee, to his estate, his Accrued Amounts.

Post-Employment Table

The following table describes the potential payments or benefits upon termination, other post-employment scenarios or change in control for each of those named executive officers. The amounts in the table below show only the value of amounts payable or benefits due to enhancements in connection with each scenario, and do not reflect amounts otherwise payable or benefits otherwise due as a result of employment. In addition, the table does not include amounts payable pursuant to plans that are available generally to all salaried employees. The actual amounts to be paid out can only be determined at the time of such change in control or such executive officer’s termination of service.

Potential Payments Upon Termination or Change in Control(a)

Name	Benefit	Termination with “Cause”	Termination without “Cause” or Resignation for “Good Cause” or “Good Reason”		Termination due to “Disability”		Termination due to Death		Retirement or Resignation without “Good Cause” or “Good Reason”		“Change in Control” without Termination(b)	“Change in Control” with Termination
Robert W. Pittman(c)	Vesting of equity awards(d)	—	—		—		—		—		—	$220,584

	TOTAL	—	—		—		—		—		—	$220,584

Richard J. Bressler(c)	Cash payment	—	$2,736,905	(e)	$1,132,205	(f)	$1,132,205	(f)	—		—	$2,736,905	(e)
	Cash value of benefits(g)	—	9,688		9,688		9,688		—		—	9,688
	Vesting of equity awards(d)	—	—		—		—		—		—	82,722

	TOTAL	—	$2,746,593		$1,141,893		$1,141,893		—		—	$2,829,315

C. William Eccleshare	Cash payment	—	$3,010,000	(h)	$810,000	(i)	$810,000	(i)	$506,575	(j)	—	—
	Vesting of equity awards(d)	—	—		—		458,983		—		$458,983	—

	TOTAL	—	$3,010,000		$810,000		$1,268,983		$506,575		$458,983	—

Scott R. Wells	Cash payment	—	$2,426,396	(k)	—		—		—		—	—
	Cash value of benefits(g)	—	6,915		—		—		—		—	—

	TOTAL	—	$2,433,311		—		—		—		—	—

Steven J. Macri(c)	Cash payment	—	$376,213	(l)	—		—		—		—	—

	TOTAL	—	$376,213		—		—		—		—	—

(a)	Amounts reflected in the table were calculated assuming the triggering event occurred on December 31, 2017.
(b)	Amounts reflected in the “Change in Control without Termination” column were calculated assuming that no termination occurred after the change in control. The values of any additional benefits to the named executive officers that would arise only if a termination were to occur after a change in control are disclosed in the footnotes to the “Change in Control with Termination” or other applicable columns.
(c)	Amounts reflected in the table represent Clear Channel Outdoor’s portion of post-employment payments for Messrs. Pittman, Bressler and Macri. Pursuant to the Corporate Services Agreement, a percentage of payments made to Messrs. Pittman, Bressler and Macri upon termination or a change in control, other than payments with respect to the vesting of any iHeartMedia equity awards, would be allocated to Clear Channel Outdoor. For 2017, this allocation is based on Clear Channel Outdoor’s 2017 OIBDAN as a percentage of iHeartCommunications’ 2017 OIBDAN. For a further discussion of the Corporate Services Agreement, please refer to “Certain Relationships and Related Party Transactions—iHeartMedia, Inc.—Corporate Services Agreement.”
(d)	Amounts reflect the value of unvested Clear Channel Outdoor equity awards held by the respective named executive officers on December 31, 2017 that are subject to accelerated vesting. This value is based upon the closing price of Clear Channel Outdoor’s Class A common stock on December 31, 2017 of $4.60, but it excludes stock options with an exercise price exceeding the closing price of Clear Channel Outdoor’s Class A common stock on December 31, 2017. The value of vested equity awards and equity awards that continue to vest and/or remain exercisable following termination (but vesting is not accelerated) are not included in this table.
(e)	Represents the allocated portion of (1) 1.5 times the sum of Mr. Bressler’s base salary at termination and annual bonus target for the year ended December 31, 2017, (2) an annual bonus for the year ended December 31, 2017; (3) an iHeartMedia SIP bonus for the year ended December 31, 2017 pursuant to Mr. Bressler’s employment agreement; and (4) the half of the retention bonus that Mr. Bressler will not be required to repay upon involuntary termination without cause prior to the first anniversary of the effective date of the award.

(f)	Represents the allocated portion of (1) an annual bonus for the year ended December 31, 2017, (2) an iHeartMedia SIP bonus for the year ended December 31, 2017, pursuant to Mr. Bressler’s employment agreement; and (3) the half of the retention bonus that Mr. Bressler will not be required to repay upon involuntary termination without cause prior to the first anniversary of the effective date of the award.
(g)	The values associated with the continued provision of health benefits are based on the 2017 premiums for insurance multiplied by the amount of time Messrs. Bressler and Wells are entitled to those benefits pursuant to their respective employment agreements.
(h)	Represents (1) the sum of 1.2 times Mr. Eccleshare’s base salary at termination and 1.0 times Mr. Eccleshare’s annual bonus target for the year ended December 31, 2017, (2) an annual bonus for the year ended December 31, 2017, (3) $80,000 previously earned pursuant to the 2015 SIP bonus, and (4) $180,000 previously earned pursuant to the 2016 SIP bonus, pursuant to Mr. Eccleshare’s employment agreement.
(i)	Represents (1) an annual bonus for the year ended December 31, 2017, (2) $80,000 previously earned pursuant to the 2015 SIP bonus, and (3) $180,000 previously earned pursuant the 2016 SIP bonus, pursuant to Mr. Eccleshare’s employment agreement.
(j)	Represents (1) $80,000 previously earned pursuant to the 2015 SIP bonus, (2) $180,000 previously earned pursuant to the 2016 SIP bonus, pursuant to Mr. Eccleshare’s employment agreement, and (3) base salary during the required 90-day notice period under Mr. Eccleshare’s employment agreement.
(k)	Represents the amount payable to Mr. Wells pursuant to his employment agreement, which includes (1) 1.5 times his base salary at termination, (2) his annual bonus target for the year ended December 31, 2017, and (3) a prorated annual bonus for the year ended December 31, 2017. If Mr. Wells were terminated without cause, any time-vesting Clear Channel Outdoor options that would vest within one year following the termination date would vest. Also, any performance-vesting options would remain eligible to vest for 3 months following the termination date.
(l)	Represents the allocated portion of (1) the sum of Mr. Macri’s base salary at termination and annual bonus target for the year ended December 31, 2017, and (2) an annual bonus for the year ended December 31, 2017, pursuant to Mr. Macri’s employment agreement.

DIRECTOR COMPENSATION

The individuals who served as members of our Board during 2017 are set forth in the table below. Only our independent directors are compensated for serving as directors of Clear Channel Outdoor. As a result, only Messrs. Jacobs (who retired from our Board effective February 15, 2018), Keglevic, Temple (who did not stand for reelection at our 2017 Annual Meeting of Stockholders) and Tremblay were compensated for their service as directors of Clear Channel Outdoor during 2017. The following table contains information about our independent directors’ 2017 compensation.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards(a) ($)	Option Awards(a) ($)	Total ($)
Blair E. Hendrix	—	—	—	—
Douglas L. Jacobs(b)	422,500	148,522	—	571,022
Daniel G. Jones	—	—	—	—
Paul Keglevic	189,326	139,996	—	329,322
Vicente Piedrahita	—	—	—	—
Robert W. Pittman(c)	—	—	—	—
Olivia Sabine	—	—	—	—
Christopher M. Temple(d)	181,620	—	—	181,620
Dale W. Tremblay	424,000	159,381	—	583,381

(a)	Amounts in the Stock Awards and Option Awards columns reflect the full grant date fair value of stock and options awarded under our 2012 Amended and Restated Stock Incentive Plan during 2017, computed in accordance with the requirements of FASB ASC Topic 718, but excluding any impact of estimated forfeiture rates as required by SEC regulations. On March 23, 2017, in lieu of the dividend paid on February 23, 2017, Messrs. Jacobs and Tremblay were award 1,433 and 3,258, respectively, shares of Clear Channel Outdoor Class A common stock, which were vested immediately. On July 21, 2017, each of Messrs. Jacobs, Keglevic and Tremblay received an annual award of 27,722 shares of time-vesting restricted stock.

For the restricted stock awards, the grant date fair value is based on the closing price of our Class A common stock on the date of grant.

For further discussion of the assumptions made in valuation, see also Note 8-Stockholders’ Equity (Deficit) in Item 8 of the Original 2017 Form 10-K.

As of December 31, 2017, there were outstanding stock options awarded to our independent directors in 2012 and prior thereto with respect to an aggregate of 100,522 shares of our Class A common stock outstanding under our 2005 Stock Incentive Plan. As of December 31, 2017, there were outstanding stock options awarded to our independent directors in 2016 and prior thereto with respect to 132,411 shares of our Class A common stock outstanding under our 2012 Amended and Restated Stock Incentive Plan and there were 21,870 unvested shares of restricted stock awarded to our independent directors in 2017 and prior thereto outstanding under our 2012 Amended and Restated Stock Incentive Plan.

(b)	Mr. Jacobs ceased serving on our Board on February 15, 2018.

(c)	Robert W. Pittman serves as an officer of Clear Channel Outdoor, iHeartCommunications and iHeartMedia, as well as a member of our Board and the Boards of Directors of iHeartCommunications and iHeartMedia. Mr. Pittman’s compensation for his services as an officer of Clear Channel Outdoor, iHeartCommunications and iHeartMedia is included in the Summary Compensation Table in iHeartMedia’s Annual Report on Form 10-K/A. Mr. Pittman did not receive any additional compensation for his service on our Board during 2017.

(d)	Mr. Temple ceased serving on our Board on May 26, 2017.

Messrs. Jacobs, Keglevic and Tremblay all served as our independent directors during 2017. The Board’s compensation structure for our independent directors consists of the following components: (1) an annual cash retainer; (2) an additional cash payment for each Board meeting attended; (3) an additional cash payment for each committee meeting attended; and (4) an additional annual cash retainer for the Committee chairpersons. We also may grant stock options or other stock-based awards to the independent directors, and the independent directors may elect to receive their fees in the form of shares of our common stock. None of the independent directors made this election during 2017. Directors also are reimbursed for their expenses associated with their service as directors of Clear Channel Outdoor. We also pay retainer and meeting fees to directors serving on ad hoc special committees from time to time. During 2017, for service on an ad hoc special committee, Mr. Jacobs received retainer fees of $240,000 and meeting fees of $34,500; Mr. Tremblay received retainer fees of $240,000 and meeting fees of $31,500; Mr. Temple received retainer fees of $96,774 and meeting fees of $31,500; and Mr. Keglevic received retainer fees of $112,903 and meeting fees of $3,000.

During 2016, at the request of the Compensation Committee, we conducted an analysis of independent director compensation. After reviewing the analysis, our Board revised the compensation program for our independent directors effective July 1, 2016 and granted restricted stock to our independent directors as described in footnote (a) above. Effective as of July 1, 2016, the compensation program for our independent directors is as set forth below.

Annual cash retainer	$70,000
Additional cash payment per Board meeting attended	$2,000
Additional cash payment per Committee meeting attended	$1,500
Additional annual cash retainer for Committee Chairperson:
• Audit Committee Chair	$25,000
• Compensation Committee Chair	$20,000
• Intercompany Note Committee Chair	$20,000
Annual equity award value	$140,000

In 2016, our Board adopted a stock ownership guideline for our independent directors that requires our independent directors to own a minimum of 35,000 shares of Class A common stock by July 1, 2019 or, in the case of any independent directors appointed after the adoption of the guideline, within three years of the date of the independent director’s appointment.

RELATIONSHIP OF COMPENSATION POLICIES AND PROGRAMS TO RISK MANAGEMENT

In consultation with the Compensation Committee, management conducted an assessment of whether Clear Channel Outdoor’s compensation policies and practices encourage excessive or inappropriate risk taking by our employees, including employees other than our named executive officers. This assessment included discussions with members of the corporate Human Resources, Legal and Finance departments, as well as personnel in the business units, and a review of corporate and operational compensation arrangements. The assessment analyzed the risk characteristics of our business and the design and structure of our incentive plans and policies. Although a significant portion of our executive compensation program is performance-based, the Compensation Committee has focused on aligning Clear Channel Outdoor’s compensation policies with the long-term interests of Clear Channel Outdoor and avoiding rewards or incentive structures that could create unnecessary risks to Clear Channel Outdoor.

Management reported its findings to the Compensation Committee, which agreed with management’s assessment that our plans and policies do not encourage excessive or inappropriate risk taking and determined such policies or practices are not reasonably likely to have a material adverse effect on Clear Channel Outdoor.

PAY RATIO

As required by Item 402(u) of Regulation S-K, we are providing pay ratio information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Robert W. Pittman, our Chief Executive Officer. For 2017, our last completed fiscal year:

•	the median of the annual total compensation of all employees of our company (other than our CEO), was $42,611; and

•	the annual total compensation of our CEO, as reported in the Summary Compensation Table presented elsewhere in this Annual Report on Form 10-K/A, was $534,469.

Based on this information, for 2017 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 13 to 1.

Explanation of our Pay Ratio Disclosure

Mr. Pittman, our Chairman and Chief Executive Officer, simultaneously holds the same positions at iHeartCommunications and iHeartMedia, our indirect parent entities. Our Chief Financial Officer, General Counsel, Chief Accounting Officer and Senior Vice President—Corporate Finance also hold the same positions at iHeartCommunications and iHeartMedia. The compensation of all of these officers is set by the board of directors and the Compensation Committee of the board of directors of iHeartMedia and allocated to us pursuant to the Corporate Services Agreement, dated November 16, 2005, by and between iHeartMedia Management Services, Inc., an indirect subsidiary of iHeartMedia, and Clear Channel Outdoor. These officers’ compensation is paid by iHeartMedia, and Clear Channel Outdoor is allocated a portion of the cost of the services of these officers, other than Mr. Pittman. The compensation paid by iHeartMedia to Mr. Pittman is not allocated to Clear Channel Outdoor, and is not reflected in our Summary Compensation Table. The only compensation reflected in our Summary Compensation Table for Mr. Pittman is $534,469 of accrued dividends paid on restricted shares issued by Clear Channel Outdoor that vested during 2017. Consequently, the pay ratio information calculated in accordance with Item 402(u) of Regulation S-K, which uses Mr. Pittman’s annual total compensation as reported in the Summary Compensation Table presented in this Annual Report on Form 10-K/A, is not reflective of the ratio of our of CEO’s earnings to the annual total compensation of our median employee.

All of Mr. Pittman’s compensation for 2017 will be reflected in iHeartMedia’s Summary Compensation Table for 2017. Consequently, in addition to the foregoing disclosure, we believe that the following information is helpful in evaluating the earnings of our CEO. This information should be viewed as a supplement to, and not as a replacement of, the required pay ratio disclosure set forth above. As described in footnote (g) to the Summary Compensation Table, Mr. Pittman received $1,200,000 in Salary, $11,050,000 in Bonus and Non-Equity Incentive Plan Compensation and $1,152,112 in All Other Compensation from iHeartMedia, in each case, calculated in accordance with the requirements of the Summary Compensation Table. Using all or a portion of Mr. Pittman’s annual total compensation for 2017 as set forth in iHeartMedia’s Summary Compensation Table in our pay ratio calculation would have resulted in a significantly higher pay ratio than the pay ratio calculated in accordance with Item 402(u) of Regulation S-K.

Methodology, Assumptions and Estimates Used in Determining our Pay Ratio Disclosure

In determining the pay ratio calculation, we used the methodology, assumptions and estimates set forth below. We believe the pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

1. We selected October 1, 2017, which is within the last three months of 2017, as the date upon which we would identify the median employee, to allow sufficient time to identify the median employee given the global scope of our operations.

2. We determined that, as of October 1, 2017, our employee population consisted of approximately 5,823 individuals working at Clear Channel Outdoor and its consolidated subsidiaries. This number does not include 326 employees of iHeartMedia who provide corporate services to us under the Corporate Services Agreement. These iHeartMedia employees are compensated by iHeartMedia, and the costs of these corporate services are allocated to us as described under “Certain Relationships and Related Party Transactions—iHeartMedia, Inc.—Corporate Services Agreement.” These iHeartMedia employees do not receive any compensation from Clear Channel Outdoor.

3. Of our employee population as of October 1, 2017, 1,584 were U.S. employees and 4,239 were non-U.S. employees. We excluded employees who are located in the jurisdictions set forth below from the determination of median employee, under the de minimis exception in the SEC rules.

Country	Number of Employees
Hungary	1
Estonia, Lithuania, Latvia and Russia	24
Denmark	29
Finland	49
Poland	67
Total Excluded Employees	170

In total, the excluded employees represented 2.9% of our combined U.S. and non-U.S. workforce.

4. For purposes of measuring the compensation of our employee population, we selected total cash compensation. Total cash compensation includes base salary, hourly pay, overtime, bonuses and commissions, as reported on our payroll records. We measured total cash compensation of the employees included in the calculation over the nine-month period ended September 30, 2017. While some of our highly compensated employees are eligible to receive cash bonuses in the first quarter of the year under our annual cash bonus plan, the majority of our employees are not eligible to receive annual cash bonuses and instead earn quarterly cash bonuses or commissions, or are not eligible for any bonus. Consequently, we believe that total cash compensation for the nine-month period ended September 30, 2017 reasonably reflects the annual total compensation of our employee population for purposes of identifying our median employee.

5. We gathered our total cash compensation information for the nine-month period ended September 30, 2017 from payroll records of each of our business units and applied this compensation measure consistently to all of our employees included in the calculation. We annualized the total cash compensation of permanent employees hired during the year. We did not make any other annualizing adjustments, and we did not make any cost-of-living adjustments in identifying the median employee. Amounts in foreign currency were converted from local currency to U.S. dollars using the average daily exchange rate of each country’s respective currency to U.S. dollars for the twelve months ended December 31, 2017.

6. Once we identified the median employee, we identified and calculated the elements of such employee’s compensation for 2017 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $42,611. With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2017 Summary Compensation Table included in this Annual Report on Form 10-K/A.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2017, Messrs. Jacobs and Tremblay served as the members of our Compensation Committee. There were no “interlocks” among any of the directors who served as members of our Compensation Committee and any of our executive officers during 2017 and as of the date of this Annual Report on Form 10-K/A. During 2017, no member of our Compensation Committee simultaneously served as an executive officer of Clear Channel Outdoor. No member of our Compensation Committee had a relationship with us that requires disclosure under Item 404 of Regulation S-K.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report on Form 10-K/A with management. Based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

Respectfully submitted,

THE COMPENSATION COMMITTEE
Dale W. Tremblay, Chairman Paul Keglevic

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2017 relating to our equity compensation plans pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-Average exercise price of outstanding options, warrants and rights(1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(A))
	(A)		(B)	(C)
Equity Compensation Plans approved by security holders(2)	8,010,876	(3)	$6.10	26,849,707
Equity Compensation Plans not approved by security holders	—		—	—

Total	8,010,876		$6.10	26,849,707

(1)	The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of restricted stock or RSUs, which have no exercise price.
(2)	Represents the 2005 Stock Incentive Plan and the 2012 Amended and Restated Stock Incentive Plan. The 2005 Stock Incentive Plan automatically terminated (other than with respect to outstanding awards) upon stockholder approval of the 2012 Stock Incentive Plan at our Annual Stockholder Meeting on May 18, 2012 and, as a result, there are no shares available for grant under the 2005 Stock Incentive Plan.
(3)	This number includes shares subject to outstanding awards granted, of which 4,110,459 shares are subject to outstanding options, 2,527,419 shares are subject to outstanding restricted shares and 1,372,998 shares are subject to outstanding RSUs.

Security Ownership of Certain Beneficial Owners and Management

Except as otherwise stated, the table below sets forth information concerning the beneficial ownership of Clear Channel Outdoor’s common stock as of April 5, 2018 for: (1) each director currently serving on our Board and each of the nominees for director; (2) each of our named executive officers; (3) our directors and executive officers as a group; and (4) each person known to Clear Channel Outdoor to beneficially own more than 5% of any class of Clear Channel Outdoor’s outstanding shares of common stock. At the close of business on April 5, 2018, there were 48,997,188 shares of Clear Channel Outdoor’s Class A common stock outstanding and 315,000,000 shares of Clear Channel Outdoor’s Class B common stock outstanding. In addition, information concerning the beneficial ownership of common stock of iHeartMedia, our indirect parent entity, by: (1) each director currently serving on our Board and each of the nominees for director; (2) each of our named executive officers; and (3) our directors and executive officers as a group is set forth in the footnotes to the table below. At the close of business on April 5, 2018, there were 31,936,055 shares of iHeartMedia’s Class A common stock, 555,556 shares of iHeartMedia’s Class B common stock, 58,967,502 shares of iHeartMedia’s Class C common stock outstanding and no shares of iHeartMedia’s Class D common stock outstanding. Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

Each share of Clear Channel Outdoor Class A common stock is entitled to one vote on matters submitted to a vote of the stockholders and each share of Clear Channel Outdoor Class B common stock is entitled to 20 votes on matters submitted to a vote of the stockholders. Each share of our Class B common stock is convertible at the option of the holder thereof into one share of Class A common stock. Each share of our common stock is entitled to share equally on a per share basis in any dividends and distributions by us.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner(a)	Number of Shares of Class A Common Stock	Number of Shares of Class B Common Stock	Percent of Class A Common Stock(b)	Percent of Class B Common Stock(b)	Percent of Outstanding Common Stock on an As-Converted Basis(b)
Holders of More than 5%:
iHeartCommunications, Inc.(c)	10,726,917	315,000,000	21.9%	100.0%	89.5%
JPMorgan Chase & Co.(d)	4,398,770	—	9.0%	—	1.2%
GAMCO Asset Management Inc. and affiliates(e)	5,386,718	—	11.0%	—	1.5%
Mason Capital Management LLC(f)	4,172,946	—	8.5%	—	1.1%
Abrams Capital Management, L.P. and affiliates(g)	3,354,390	—	6.8%	—	*
The Vanguard Group, Inc.(h)	3,184,635	—	6.5%	—	*
Named Executive Officers, Executive Officers and Directors:
Richard J. Bressler(i)	146,219	—	*	—	*
C. William Eccleshare(j)	733,559	—	1.5%	—	*
Blair E. Hendrix(k)	—	—	—	—	—
Daniel G. Jones(l)	—	—	—	—	—
Paul Keglevic(m)	27,722	—	*	—	*
Steven J. Macri(n)	—	—	—	—	—
Vicente Piedrahita(l)	—	—	—	—	—
Robert W. Pittman(o)	356,936	—	*	—	*
Olivia Sabine(k)	—	—	—	—	—
Harvey L. Tepner	—	—	*	—	*
Dale W. Tremblay(p)	171,507	—	*	—	*
Scott R. Wells(q)	588,317	—	1.2%	—	*
All directors and executive officers as a group (13 individuals)(r)	2,274,928	—	4.6%	—	*

*	Means less than 1%.

(a)	Unless otherwise indicated, the address for all beneficial owners is c/o Clear Channel Outdoor Holdings, Inc., 20880 Stone Oak Parkway, San Antonio, Texas 78258.

(b)	Percentage of ownership calculated in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act.

(c)	Represents 10,726,917 shares of Clear Channel Outdoor’s Class A common stock held by CC Finco, LLC, a wholly owned subsidiary of iHeartCommunications, 215,000,000 shares of Clear Channel Outdoor’s Class B common stock held by Clear Channel Holdings, Inc., a wholly owned subsidiary of iHeartCommunications and 100,000,000 shares of Clear Channel Outdoor’s Class B common stock held by Broader Media, LLC, a wholly owned subsidiary of iHeartCommunications. Shares of Class B common stock are convertible on a one-for-one basis into shares of Class A common stock and entitle the holder to 20 votes per share upon all matters on which stockholders are entitled to vote. The business address of CC Finco, LLC, Clear Channel Holdings, Inc., Broader Media, LLC and iHeartCommunications is 20880 Stone Oak Parkway, San Antonio, Texas 78258.

(d)	As reported on a Schedule 13G/A filed with respect to Clear Channel Outdoor’s Class A common stock on January 18, 2018. The shares of Clear Channel Outdoor’s Class A common stock reported in the Schedule 13G/A may be deemed to be beneficially owned by one or more of JPMorgan Chase & Co. and its wholly owned subsidiaries JPMorgan Chase Bank, National Association and J.P. Morgan Investment Management Inc. The business address of each reporting person is 270 Park Avenue, New York, New York 10017.

(e)	As reported on a Schedule 13D/A filed with respect to Clear Channel Outdoor’s Class A common stock on April 4, 2018. The shares of Clear Channel Outdoor’s Class A common stock reported in the Schedule 13D/A may be deemed to be beneficially owned by one or more of the following persons: GGCP, Inc. (“GGCP”), GGCP Holdings LLC (“GGCP Holdings”), GAMCO Investors, Inc. (“GBL”), Associated Capital Group, Inc. (“AC”), Gabelli Funds, LLC (“Gabelli Funds”), GAMCO Asset Management Inc. (“GAMCO”), Teton Advisors, Inc. (“Teton Advisors”), Gabelli & Company Investment Advisers, Inc. (“GCIA”), G.research, LLC (“G.research”), MJG Associates, Inc. (“MJG Associates”), Gabelli Foundation, Inc. (“Foundation”), MJG-IV Limited Partnership (“MJG”), Mario Gabelli, LICT Corporation (“LICT”), CIBL, Inc. (“CIBL”) and ICTC Group, Inc. (“ICTC”). Mario Gabelli is deemed to have beneficial ownership of the securities owned beneficially by each of GAMCO, Gabelli Funds, GCIA and MJG. GCIA is deemed to have beneficial ownership of the securities owned beneficially by G.research. AC, GBL and GGCP are deemed to have beneficial ownership of the securities owned beneficially by each of the foregoing persons other than Mario Gabelli and the Foundation. The business address of GBL, Gabelli Funds, G.research, GAMCO, AC, GCIA, Teton Advisors and Mario Gabelli is One Corporate Center, Rye, New York 10580. The business address of GGCP, GGCP Holdings and MJG Associates is 140 Greenwich Avenue, Greenwich, Connecticut 06830. The business address of the Foundation is 165 West Liberty Street, Reno, Nevada 89501. The business address of LICT is 401 Theodore Fremd Avenue, Rye, New York 10580. The business address of CIBL is 165 West Liberty Street, Suite 220, Reno, NV 89501. The business address of ICTC is 556 Main Street, Nome, North Dakota 58062.

(f)	As reported on a Schedule 13G/A filed with respect to Clear Channel Outdoor’s Class A common stock on February 17, 2015. The Schedule 13G/A reports beneficial ownership of shares of Clear Channel Outdoor’s Class A common stock by Mason Capital Management LLC (“Mason Capital Management”), Kenneth M. Garschina and Michael E. Martino with respect to shares directly owned by Mason Capital Master Fund, L.P. (“Mason Capital Master Fund”), the general partner of which is Mason Management LLC (“Mason Management”), and Mason Capital L.P. (“Mason Capital LP”), the general partner of which is Mason Management. Mason Capital Management is the investment manager of each of Mason Capital Master Fund and Mason Capital LP, and Mason Capital Management may be deemed to have beneficial ownership over the shares reported by virtue of the authority granted to Mason Capital Management by Mason Capital Master Fund and Mason Capital LP to vote and exercise investment discretion over such shares. Mr. Garschina and Mr. Martino are managing principals of Mason Capital Management and the sole members of Mason Management. Mason Capital Management, Mr. Garschina and Mr. Martino disclaim beneficial ownership of all shares reported in the Schedule 13G/A pursuant to 13d-4 under the Securities Exchange Act. The business address of each reporting person is 110 East 59th Street, New York, New York 10022.

(g)	As reported on a Schedule 13G/A filed with respect to Clear Channel Outdoor’s Class A common stock on February 13, 2013. Shares of Clear Channel Outdoor’s Class A common stock reported in the Schedule 13G/A for Abrams Capital Partners II, L.P. (“ACP II”) represent shares beneficially owned by ACP II. Shares reported in the Schedule 13G/A for Abrams Capital, LLC (“Abrams Capital”) represent shares beneficially owned by ACP II and other private investment funds for which Abrams Capital serves as general partner. Shares reported in the Schedule 13G/A for Abrams Capital Management, L.P. (“Abrams CM LP”) and Abrams Capital Management, LLC (“Abrams CM LLC”) represent the above-referenced shares beneficially owned by Abrams Capital and shares beneficially owned by another private investment fund for which Abrams CM LP serves as investment manager. Abrams CM LLC is the general partner of Abrams CM LP. Shares reported in the Schedule 13G/A for Mr. Abrams represent the above-referenced shares reported for Abrams Capital and Abrams CM LLC. Mr. Abrams is the managing member of Abrams Capital and Abrams CM LLC. Each disclaims beneficial ownership of the shares reported except to the extent of its or his pecuniary interest therein. The business address of each reporting person is c/o Abrams Capital Management, L.P., 222 Berkley Street, 22nd Floor, Boston, Massachusetts 02116.

As reported on a Schedule 13D filed on November 29, 2011, Abrams CM LP and affiliates also own 6,811,407 shares of the Class A common stock of iHeartMedia, which, as of April 6, 2017, represented 22.7% of iHeartMedia’s outstanding Class A common stock and 7.6% of iHeartMedia’s outstanding Class A common stock assuming all shares of iHeartMedia’s Class B and Class C common stock are converted to shares of iHeartMedia’s Class A common stock. The iHeartMedia shares reported in the Schedule 13D for ACP II represent shares beneficially owned by ACP II. Shares reported in the Schedule 13D for Abrams Capital represent shares beneficially owned by ACP II and other private investment vehicles for which Abrams Capital serves as general partner. Shares reported in the Schedule 13D for Abrams CM LP and Abrams CM LLC represent shares beneficially owned by ACP II and other private investment vehicles (including those for which shares are reported for Abrams Capital) for which Abrams CM LP serves as investment manager. Abrams CM LLC is the general partner of Abrams CM LP. The iHeartMedia shares reported in the Schedule 13D for Mr. Abrams represent the above-referenced shares reported for Abrams Capital and Abrams CM LLC. Mr. Abrams is the managing member of Abrams Capital and Abrams CM LLC and is a member of iHeartMedia’s Board of Directors.

(h)	As reported on a Schedule 13G/A filed with respect to Clear Channel Outdoor’s Class A common stock on February 9, 2018. The shares of Clear Channel Outdoor’s Class A common stock reported in the Schedule 13G/A may be deemed to be owned by one or more of The Vanguard Group, Inc. and its wholly owned subsidiaries, Vanguard Fiduciary Trust Company and Vanguard Investments Australia, Ltd. The business address of each reporting person is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(i)	Represents 146,219 shares of Clear Channel Outdoor’s Class A common stock held by Mr. Bressler as of April 5, 2018.

As of April 5, 2018, Mr. Bressler also held 162,323 shares of iHeartMedia’s Class A common stock and 710,000 unvested restricted shares of iHeartMedia’s Class A common stock, which represented 2.7% of iHeartMedia’s outstanding Class A common stock and 1.0% of iHeartMedia’s outstanding Class A common stock assuming all shares of iHeartMedia’s Class B and Class C common stock are converted to shares of iHeartMedia’s Class A common stock.

(j)	Represents 287,209 shares of Clear Channel Outdoor’s Class A common stock and vested stock options representing 446,350 shares of Clear Channel Outdoor’s Class A common stock held by Mr. Eccleshare, if exercised.

(k)	Mr. Hendrix and Ms. Sabine are a managing director and an executive vice president, respectively, at Bain Capital Private Equity, L.P. (“Bain Capital”). Entities controlled by Bain Capital and Thomas H. Lee Partners, L.P. (“THL”) hold all of the outstanding shares of iHeartMedia’s Class B common stock and iHeartMedia’s Class C common stock, and these shares represent a majority (whether measured by voting power or economic interest) of the equity of iHeartMedia.

(l)	Mr. Jones and Mr. Piedrahita are a managing director and a principal, respectively, at THL. Entities controlled by Bain Capital and THL hold all of the outstanding shares of iHeartMedia’s Class B common stock and iHeartMedia’s Class C common stock, and these shares represent a majority (whether measured by voting power or economic interest) of the equity of iHeartMedia.

(m)	Represents 27,722 shares of Clear Channel Outdoor’s Class A common stock held by Mr. Keglevic.

(n)	As of April 5, 2018, Mr. Macri held 34,894 shares of iHeartMedia’s Class A common stock and 140,000 unvested restricted shares of iHeartMedia’s Class A common stock, which collectively represented less than 1.0% of iHeartMedia’s outstanding Class A common stock and less than 1.0% of iHeartMedia’s outstanding Class A common stock assuming all shares of iHeartMedia’s Class B and Class C common stock are converted to shares of iHeartMedia’s Class A common stock.

(o)	As of April 5, 2018, Mr. Pittman held 356,936 shares of Clear Channel Outdoor’s Class A common stock.

As of April 5, 2018, Mr. Pittman also held 253,983 shares of iHeartMedia’s Class A common stock, 400,000 unvested restricted shares of iHeartMedia’s Class A common stock and vested stock options to purchase 630,000 shares of iHeartMedia’s Class A common stock, and Pittman CC LLC, a limited liability company controlled by Mr. Pittman, beneficially owned 706,215 shares of iHeartMedia’s Class A common stock. As of April 5, 2018, these holdings collectively represented 6.1% of iHeartMedia’s outstanding Class A common stock and 2.2% of iHeartMedia’s outstanding Class A common stock assuming all shares of iHeartMedia’s Class B and Class C common stock are converted to shares of iHeartMedia’s Class A common stock.

(p)	Represents 78,292 shares of Class A common stock of Clear Channel Outdoor, 6,490 unvested restricted shares of Clear Channel Outdoor’s Class A common stock and vested stock options representing 86,725 shares of Clear Channel Outdoor’s Class A common stock, if exercised, held by Mr. Tremblay. Vested stock options to purchase 7,500 shares of Clear Channel Outdoor’s Class A common stock will expire on May 16, 2018.

(q)	Represents 5,000 shares of Class A common stock of Clear Channel Outdoor, 424,634 shares of unvested restricted Class A common stock of Clear Channel Outdoor and vested stock options and stock options that will vest within 60 days after April 5, 2018, collectively representing 158,683 shares of Clear Channel Outdoor’s Class A common stock, if exercised, held by Mr. Wells.

(r)	As of April 5, 2018, all of our directors and executive officers as a group were the beneficial owners of Clear Channel Outdoor’s Class A common stock as follows: (1) 1,152,046 shares of Clear Channel Outdoor’s Class A common stock held by such persons; (2) 431,124 unvested restricted shares of Clear Channel Outdoor’s Class A common stock held by such persons; and (3) vested stock options and stock options that will vest within 60 days after April 5, 2018, collectively representing 685,345 shares of Clear Channel Outdoor’s Class A common stock, if exercised. As of April 5, 2018, these holdings collectively represented 4.6% of Clear Channel Outdoor’s outstanding Class A common stock and 0.6% of Clear Channel Outdoor’s outstanding Class A common stock assuming all shares of Clear Channel Outdoor’s Class B common stock are converted to shares of Clear Channel Outdoor’s Class A common stock.

As of April 5, 2018, all of our directors and executive officers as a group were the beneficial owners of iHeartMedia’s Class A common stock as follows: (1) 578,275 shares of iHeartMedia’s Class A common stock held by such persons; (2) 1,315,825 unvested restricted shares of iHeartMedia’s Class A common stock held by such persons; (3) vested stock options to purchase 630,000 shares of iHeartMedia’s Class A common stock; and (4) 706,215 shares of iHeartMedia’s Class A common stock held indirectly. As of April 5, 2018, these holdings collectively represented 10.1% of iHeartMedia’s outstanding Class A common stock and 3.5% of iHeartMedia’s outstanding Class A common stock assuming all shares of iHeartMedia’s Class B common stock and iHeartMedia’s Class C common stock are converted to shares of iHeartMedia’s Class A common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

iHeartMedia, Inc.

We are an indirect subsidiary of iHeartMedia. As of April 5, 2018, iHeartMedia, through its wholly owned subsidiaries, owned all of our outstanding shares of Class B common stock and 10,726,917 of our outstanding shares of Class A common stock, collectively representing approximately 89.5% of the outstanding shares of our common stock and approximately 99% of the total voting power of our common stock. Each share of our Class B common stock is convertible while owned by iHeartMedia or any of its affiliates (excluding us and our subsidiaries) at the option of the holder thereof into one share of Class A common stock. The agreements between us and iHeartMedia do not prohibit it from selling, spinning off, splitting off or otherwise disposing of any shares of our common stock.

Each of Blair E. Hendrix and Robert W. Pittman, two of our current directors, is a director of iHeartMedia and iHeartCommunications. In addition, Richard J. Bressler, C. William Eccleshare, Scott D. Hamilton, Steven J. Macri, Robert W. Pittman and Robert H. Walls, Jr. serve as executive officers of Clear Channel Outdoor, iHeartMedia and iHeartCommunications. Blair E. Hendrix and Olivia Sabine, two of our current directors, are employed as a managing director and an executive vice president, respectively, of Bain Capital. Daniel G. Jones and Vicente Piedrahita, two of our current directors, are employed as a managing director and a principal, respectively, of THL. Entities controlled by Bain Capital and THL hold all of the shares of iHeartMedia’s Class B common stock and iHeartMedia’s Class C common stock, and these shares represent a majority (whether measured by voting power or economic interest) of the equity of iHeartMedia.

We have entered into a number of agreements with certain subsidiaries of iHeartMedia setting forth various matters governing our relationship with iHeartMedia and iHeartCommunications, referred to collectively in this section as “iHeartMedia.” These agreements provide for, among other things, the allocation of employee benefit, tax and other liabilities and obligations attributable to our operations.

Set forth below are descriptions of certain agreements, relationships and transactions we have with iHeartMedia and its subsidiaries.

Master Agreement

We have entered into a master agreement (the “Master Agreement”) with iHeartCommunications. Among other things, the Master Agreement sets forth agreements governing our relationship with iHeartCommunications.

Auditors and Audits; Annual Financial Statements and Accounting. We have agreed that, for so long as iHeartCommunications is required to consolidate our results of operations and financial position or account for its investment in our Company under the equity method of accounting, we will maintain a fiscal year-end and accounting periods the same as iHeartCommunications, conform our financial presentation with that of iHeartMedia, we will not change our independent auditors without iHeartCommunications’ prior written consent (which will not be unreasonably withheld), and we will use commercially reasonable efforts to enable our independent auditors to complete their audit of our financial statements in a timely manner so as to permit timely filing of iHeartMedia’s financial statements. We have also agreed to provide to iHeartCommunications all information required for iHeartCommunications to meet its schedule for the filing and distribution of its financial statements and to make available to iHeartCommunications and its independent auditors all documents necessary for the annual audit of our Company as well as access to the responsible personnel so that iHeartCommunications and its independent auditors may conduct their audits relating to our financial statements. We provide iHeartCommunications with financial reports, financial statements, budgets, projections, press releases and other financial data and information with respect to our business, properties and financial positions. We have also agreed to adhere to certain specified disclosure controls and procedures and iHeartCommunications accounting policies and to notify and consult with iHeartCommunications regarding any changes to our accounting principles and estimates used in the preparation of our financial statements, and any deficiencies in, or violations of law in connection with, our internal control over financial reporting and certain fraudulent conduct and other violations of law.

Exchange of Other Information. The Master Agreement also provides for other arrangements with respect to the mutual sharing of information between iHeartCommunications and us in order to comply with reporting, filing, audit or tax requirements, for use in judicial proceedings and in order to comply with our respective obligations after the separation. We have also agreed to provide mutual access to historical records relating to the other’s businesses that may be in our possession.

Indemnification. We have agreed to indemnify, hold harmless and defend iHeartCommunications, each of its affiliates (excluding us and our subsidiaries) and each of their respective directors, officers and employees, on an after-tax basis, from and against all liabilities relating to, arising out of or resulting from:

•	the failure by us or any of our affiliates or any other person or entity to pay, perform or otherwise promptly discharge any liabilities or contractual obligations associated with our businesses, whether arising before or after the separation;

•	the operations, liabilities and contractual obligations of our business;

•	any guarantee, indemnification obligation, surety bond or other credit support arrangement by iHeartCommunications or any of its affiliates for our benefit;

•	any breach by us or any of our affiliates of the Master Agreement or our other agreements with iHeartCommunications or our amended and restated certificate of incorporation or bylaws; and

•	any untrue statement of, or omission to state, a material fact in iHeartCommunications’ public filings to the extent the statement or omission was as a result of information that we furnished to iHeartCommunications or that iHeartCommunications incorporated by reference from our public filings, if the statement or omission was made or occurred after November 16, 2005.

iHeartCommunications has agreed to indemnify, hold harmless and defend us, each of our subsidiaries and each of our and our subsidiaries’ respective directors, officers and employees, on an after-tax basis, from and against all liabilities relating to, arising out of or resulting from:

•	the failure of iHeartCommunications or any of its affiliates or any other person or entity to pay, perform or otherwise promptly discharge any liabilities of iHeartCommunications or its affiliates, other than liabilities associated with our businesses;

•	the liabilities of iHeartCommunications and its affiliates’ businesses, other than liabilities associated with our businesses;

•	any breach by iHeartCommunications or any of its affiliates of the Master Agreement or its other agreements with us; and

•	any untrue statement of, or omission to state, a material fact in our public filings to the extent the statement or omission was as a result of information that iHeartCommunications furnished to us or that we incorporated by reference from iHeartCommunications’ public filings, if the statement or omission was made or occurred after November 16, 2005.

The Master Agreement also specifies procedures with respect to claims subject to indemnification and related matters and provides for contribution in the event that indemnification is not available to an indemnified party.

Dispute Resolution Procedures. We have agreed with iHeartCommunications that neither party will commence any court action to resolve any dispute or claim arising out of or relating to the Master Agreement, subject to certain exceptions. Instead, any dispute that is not resolved in the normal course of business will be submitted to senior executives of each business entity involved in the dispute for resolution. If the dispute is not resolved by negotiation within 45 days after submission to the executives, either party may submit the dispute to mediation. If the dispute is not resolved by mediation within 30 days after the selection of a mediator, either party may submit the dispute to binding arbitration before a panel of three arbitrators. The arbitrators will determine the dispute in accordance with Texas law. Most of the other agreements between iHeartCommunications and us have similar dispute resolution provisions.

Other Provisions. The Master Agreement also contains covenants between iHeartCommunications and us with respect to other matters, including the following:

•	our agreement (subject to certain limited exceptions) not to repurchase shares of our outstanding Class A common stock or any other securities convertible into or exercisable for our Class A common stock, without first obtaining the prior written consent or affirmative vote of iHeartCommunications, for so long as iHeartCommunications owns more than 50% of the total voting power of our common stock;

•	confidentiality of our and iHeartCommunications’ information;

•	our right to continue coverage under iHeartCommunications’ insurance policies for so long as iHeartCommunications owns more than 50% of our outstanding common stock;

•	restrictions on our ability to take any action or enter into any agreement that would cause iHeartCommunications to violate any law, organizational document, agreement or judgment;

•	restrictions on our ability to take any action that limits iHeartCommunications’ ability to freely sell, transfer, pledge or otherwise dispose of our stock;

•	our obligation to comply with iHeartCommunications’ insurance policies applicable to its subsidiaries for so long as iHeartMedia owns more than 50% of the total voting power of our outstanding common stock, except (1) to the extent such policies conflict with our amended and restated certificate of incorporation or bylaws or any of the agreements between iHeartCommunications and us, or (2) as otherwise agreed with iHeartCommunications or superseded by any policies adopted by our Board; and

•	restrictions on our ability to enter into any agreement that binds or purports to bind iHeartCommunications.

Approval Rights of iHeartCommunications on Certain of our Activities. Until the first date on which iHeartCommunications owns less than 50% of the total voting power of our common stock, the prior affirmative vote or written consent of iHeartCommunications is required for the following actions (subject in each case to certain agreed exceptions):

•	a merger involving us or any of our subsidiaries (other than mergers involving our wholly owned subsidiaries or to effect acquisitions permitted under our amended and restated certificate of incorporation and the Master Agreement);

•	acquisitions by us or our subsidiaries of the stock or assets of another business for a price (including assumed debt) in excess of $5 million;

•	dispositions by us or our subsidiaries of assets in a single transaction or a series of related transactions for a price (including assumed debt) in excess of $5 million, other than transactions to which we and one or more wholly owned subsidiaries of ours are the only parties;

•	incurrence or guarantee of debt by us or our subsidiaries in excess of $400 million outstanding at any one time or that could reasonably be expected to result in a negative change in any of our credit ratings, excluding our debt with iHeartCommunications, intercompany debt (within our Company and its subsidiaries), and debt determined to constitute operating leverage by a nationally recognized statistical rating organization;

•	issuance by us or our subsidiaries of capital stock or other securities convertible into capital stock;

•	entry into any agreement restricting our ability or the ability of any of our subsidiaries to pay dividends, borrow money, repay indebtedness, make loans or transfer assets, in any such case to our Company or iHeartCommunications;

•	dissolution, liquidation or winding up of our company or any of our subsidiaries;

•	adoption of a rights agreement; and

•	alteration, amendment, termination or repeal of, or adoption of any provision inconsistent with, the provisions of our amended and restated certificate of incorporation or our bylaws relating to our authorized capital stock, the rights granted to the holders of the Class B common stock, amendments to our bylaws, stockholder action by written consent, stockholder proposals and meetings, limitation of liability of and indemnification of our officers and directors, the size or classes of our Board, corporate opportunities and conflicts of interest between our Company and iHeartCommunications and Section 203 of the Delaware General Corporation Law.

Corporate Services Agreement

We entered into the Corporate Services Agreement to provide us certain administrative and support services and other assistance. Pursuant to the Corporate Services Agreement, so long as iHeartCommunications continues to own greater than 50% of the total voting power of our common stock then an affiliate of iHeartCommunications (referred to as iHeartCommunications for purposes of this description) will provide us with such services and other assistance which we must accept. These include, among other things, the following:

•	treasury, payroll and other financial related services;

•	certain executive officer services;

•	human resources and employee benefits;

•	legal and related services;

•	information systems, network and related services;

•	investment services;

•	corporate services; and

•	procurement and sourcing support.

The charges for the corporate services generally are intended to allow iHeartCommunications to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, generally without profit. The allocation of cost is based on various measures depending on the service provided, which measures include relative revenue, employee headcount or number of users of a service.

Under the Corporate Services Agreement, we and iHeartCommunications each have the right to purchase goods or services, use intellectual property licensed from third parties and realize other benefits and rights under the other party’s agreements with third-party vendors to the extent allowed by such vendor agreements. The agreement also provides for the lease or sublease of certain facilities used in the operation of our respective businesses and for access to each other’s computing and telecommunications systems to the extent necessary to perform or receive the corporate services.

The Corporate Services Agreement provides that iHeartCommunications will make available to us, and we will be obligated to utilize, certain executive officers of iHeartCommunications to serve as our executive officers. The Corporate Services Agreement may be terminated by mutual agreement or, after the date iHeartCommunications owns shares of our common stock representing less than 50% of the total voting power of our common stock, upon six months written notice by us to iHeartCommunications. iHeartCommunications charges an allocable portion of the compensation and benefits costs of such persons based on a ratio of our financial performance to the financial performance of iHeartCommunications. The compensation and benefits costs allocated to us include such executives’ base salary, bonus and other standard employee benefits, but exclude equity-based compensation. See footnote (g) to the Summary Compensation Table for additional information regarding the allocations. For the year ended December 31, 2017, charges for the corporate and executive services provided to us by iHeartCommunications under the Corporate Services Agreement totaled $68.7 million.

Tax Matters Agreement

We and certain of our corporate subsidiaries continue to be included in the affiliated group of corporations that files a consolidated return for U.S. Federal income tax purposes of which iHeartCommunications is the common parent corporation and, in certain cases, we or one or more of our subsidiaries may be included in a combined, consolidated or unitary group with iHeartCommunications or one or more of its subsidiaries for certain state and local income tax purposes. We and iHeartCommunications have entered into a tax matters agreement (the “Tax Matters Agreement”) to allocate the responsibility of iHeartCommunications and its subsidiaries, on the one hand, and we and our subsidiaries, on the other, for the payment of taxes resulting from filing tax returns on a combined, consolidated or unitary basis.

With respect to tax returns in which we or any of our subsidiaries are included in a combined, consolidated or unitary group with iHeartCommunications or any of its subsidiaries for Federal, state or local tax purposes, we make payments to iHeartCommunications pursuant to the Tax Matters Agreement equal to the amount of taxes that would be paid if we and each of our subsidiaries included in such group filed a separate tax return. We also reimburse iHeartCommunications for the amount of any taxes paid by it on our behalf with respect to tax returns that include only us or any of our subsidiaries for Federal, state or local tax purposes, which tax returns are prepared and filed by iHeartCommunications. With respect to certain tax items, such as foreign tax credits, alternative minimum tax credits, net operating losses and net capital losses, that are generated by us or our subsidiaries, but are used by iHeartCommunications or its subsidiaries when a tax return is filed on a combined, consolidated or unitary basis for Federal, state or local tax purposes, we are reimbursed by iHeartCommunications as such tax items are used.

Under the Tax Matters Agreement, iHeartCommunications is appointed the sole and exclusive agent for us and our subsidiaries in any and all matters relating to Federal, state and local income taxes, and has sole and exclusive responsibility for the preparation and filing of all tax returns (or amended returns) related to such taxes and has the power, in its sole discretion, to contest or compromise any asserted tax adjustment or deficiency and to file, litigate or compromise any claim for refund on behalf of us or any of our subsidiaries with respect to such taxes. Additionally, iHeartCommunications determines the amount of our liability to (or entitlement to payment from) iHeartCommunications under the Tax Matters Agreement. This arrangement may result in conflicts of interest between iHeartCommunications and us. For example, under the Tax Matters Agreement, iHeartCommunications will be able to choose to contest, compromise or settle any adjustment or deficiency proposed by the relevant taxing authority in a manner that may be beneficial to iHeartCommunications and detrimental to us.

For U.S. Federal income tax purposes, each member of an affiliated group of corporations that files a consolidated return is jointly and severally liable for the U.S. Federal income tax liability of the entire group. Similar principles may apply with respect to members of a group that file a tax return on a combined, consolidated or unitary group basis for state and local tax purposes. Accordingly, although the Tax Matters Agreement will allocate tax liabilities between iHeartCommunications and us during the period in which we or any of our subsidiaries are included in the consolidated group of iHeartCommunications or any of its subsidiaries, we and our subsidiaries included in such consolidated group could be liable for the tax liability of the entire consolidated group in the event any such tax liability is incurred and not discharged by iHeartCommunications. The Tax Matters Agreement provides, however, that iHeartCommunications will indemnify us and our subsidiaries to the extent that, as a result of us or any of our subsidiaries being a member of a consolidated group, we or our subsidiaries becomes liable for the tax liability of the entire consolidated group (other than the portion of such liability for which we and our subsidiaries are liable under the Tax Matters Agreement).

Under Section 482 of the Code, the Internal Revenue Service has the authority in certain instances to redistribute, reapportion or reallocate gross income, deductions, credits or allowances between iHeartCommunications and us. Other taxing authorities may have similar authority under comparable provisions of foreign, state and local law. The Tax Matters Agreement provides that we or iHeartCommunications will indemnify the other to the extent that, as a result of the Internal Revenue Service exercising its authority (or any other taxing authority exercising a similar authority), the tax liability of one group is reduced while the tax liability of the other group is increased.

If iHeartCommunications spins off our Class B common stock to its stockholders in a distribution that is intended to be tax-free under Section 355 of the Code, we have agreed in the Tax Matters Agreement to indemnify iHeartCommunications and its affiliates against any and all tax-related liabilities if such a spin-off fails to qualify as a tax-free distribution (including as a result of Section 355(e) of the Code) due to actions, events or transactions relating to our stock, assets or business, or a breach of the relevant representations or covenants made by us in the Tax Matters Agreement. If neither we nor iHeartCommunications is responsible under the Tax Matters Agreement for any such spin-off not being tax-free under Section 355 of the Code, we and iHeartMedia have agreed that we will each be responsible for 50% of the tax-related liabilities arising from the failure of such a spin-off to so qualify.

At December 31, 2017, the amount payable to iHeartCommunications under the Tax Matters Agreement was $0.1 million.

Employee Matters Agreement

We have entered into an employee matters agreement (the “Employee Matters Agreement”) with iHeartCommunications covering certain compensation and employee benefit issues. In general, with certain exceptions, our employees participate in the iHeartCommunications employee plans and arrangements along with the employees of other iHeartCommunications subsidiaries. Our payroll is also administered by iHeartCommunications.

We and iHeartCommunications reserve the right to withdraw from or terminate our participation, as the case may be, in any of the iHeartCommunications employee plans and arrangements at any time and for any reason, subject to at least 90 days notice. Unless sooner terminated, it is likely that our participation in iHeartCommunications employee plans and arrangements will end if and at such time as we are no longer a subsidiary of iHeartCommunications which, for this purpose, means iHeartCommunications owns less than 80% of the total combined voting power of all classes of our capital stock entitled to vote. We will, however, continue to bear the cost of and retain responsibility for all employment-related liabilities and obligations associated with our employees (and their covered dependents and beneficiaries), regardless of when incurred.

Trademarks

We have entered into a trademark license agreement (the “Trademark License Agreement”) with a subsidiary of iHeartMedia that entitles us to use (1) on a nonexclusive basis, the “Clear Channel” trademark and the Clear Channel “outdoor” trademark logo with respect to day-to-day operations of our business worldwide and on the Internet, and (2) certain other Clear Channel marks in connection with our business. Our use of the marks is subject to iHeartCommunications’ approval. iHeartCommunications may terminate our use of the marks in certain circumstances, including (1) a breach by us of a term or condition of our various agreements with iHeartCommunications and (2) at any time after iHeartCommunications ceases to own at least 50% of the total voting power of our common stock.

On February 9, 2017, we entered into a binding option and letter of intent with iHeartMedia granting us a binding option to purchase the registered trademarks and domain names owned by iHeartMedia and its subsidiaries that incorporate one or more of the words “Clear” and/or “Channel,” and any translations or derivations of any of the foregoing, together with any goodwill associated therewith. This option is exercisable in our sole and absolute discretion at any time between February 23, 2018 and February 23, 2019. For the year ended December 31, 2017, iHeartCommunications charged us $36.7 million in trademark license fees.

Products and Services Provided between iHeartMedia and Us

We and iHeartMedia engage in transactions in the ordinary course of our respective businesses. These transactions include our providing billboard and other advertising space to iHeartMedia at rates we believe would be charged to a third party in an arms-length transaction.

Our branch managers have historically followed a corporate policy allowing iHeartMedia to use, without charge, domestic displays that they or their staff believe would otherwise be unsold. Our sales personnel receive partial revenue credit for that usage for compensation purposes. This partial revenue credit is not included in our reported revenues. iHeartMedia bears the cost of producing the advertising and we bear the costs of installing and removing this advertising. In 2017, we incurred approximately $394,130 to install and remove this advertising.

Cash Management Notes

We maintain accounts that represent net amounts due to or from iHeartCommunications, which is recorded as “Due from/to iHeartCommunications” on our consolidated balance sheets. The accounts represent our revolving promissory note issued by us to iHeartCommunications and the revolving promissory note issued by iHeartCommunications to us (the “Due from iHeartCommunications Note”), in each case in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances. On November 29, 2017, we amended the Due From iHeartCommunications Note to extend the maturity date to May 15, 2019 and to increase the interest rate from 6.5% to 9.3%. The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand or when they mature on May 15, 2019. Included in the accounts are the net activities resulting from day-to-day cash management services provided by iHeartCommunications. Such day-to-day cash management services relate only to our cash activities and balances in the U.S. and exclude any cash activities and balances of our non-U.S. subsidiaries. At December 31, 2017, the asset recorded in “Due from iHeartCommunications” on our consolidated balance sheet was $212.0 million. At December 31, 2017, the principal amount outstanding under the Due from iHeartCommunications Note was $1,067.6 million. As a result of the iHeart Chapter 11 Cases (as defined below), we recognized a loss of $855.6 million on the Due from iHeartCommunications Note during the fourth quarter of 2017 to reflect the estimated recoverable amount of the note as of December 31, 2017, based on management’s best estimate of the cash settlement amount. As of December 31, 2017, we had no borrowings under the revolving promissory note to iHeartMedia.

At December 31, 2017, the fixed interest rate on the “Due from iHeartCommunications” account was 9.3%, which is equal to the fixed interest rate on the senior notes issued by our subsidiary. If the outstanding balance on the Due from iHeartCommunications Note exceeds $1.0 billion and under certain other circumstances tied to iHeartMedia’s liquidity, the rate is variable, but in no event is less than 9.3% nor greater than 20%. The net interest income for the year ended December 31, 2017 was $68.9 million.

Pursuant to an order entered by the Bankruptcy Court (as defined below) in the iHeart Chapter 11 Cases, as of March 14, 2018, the balance of the Due from iHeartCommunications Note is frozen, and following March 14, 2018, intercompany allocations that would have been reflected in adjustments to the balance of the Due from iHeartCommunications Note are instead reflected in an intercompany balance that accrues interest at a rate equal to the interest under the Due from iHeart Communications Note. Our board of directors has established a special committee consisting of our independent directors to consider, review and negotiate certain transactions between iHeartCommunications and CCOH in connection with the iHeart Chapter 11 Cases, and discussions regarding the outcome of the Due from iHeartCommunications Note are ongoing. On March 16, 2018, iHeartMedia and certain of its subsidiaries (collectively, the “Debtors”) and certain creditors and equity holders entered into a Restructuring Support Agreement (the “iHeart RSA”). The iHeart RSA contemplates that our business will be separated from iHeartCommunications at the conclusion of the iHeart Chapter 11 Cases and that the Due from iHeartCommunications Note will receive treatment in a form and substance acceptable to the Debtors, to the Company and to certain consenting senior creditors of iHeartCommunications, which treatment will be set forth in a plan of reorganization and approved by the Bankruptcy Court. It is still early in the iHeart Chapter 11 Cases, and we cannot predict at this time the outcome of iHeartCommunications’ efforts to restructure its indebtedness.

On October 5, 2017 we made a demand for the repayment $25.0 million outstanding under the Due From iHeartCommunications Note and paid a special cash dividend to our stockholders of record at the close of business on October 2, 2017 in an aggregate amount equal to $25.0 million, or $0.0687 per share.

On October 11, 2017 we made a demand for the repayment of $25.0 million outstanding under the Due From iHeartCommunications Note and paid a special cash dividend to our stockholders of record at the close of business on October 26, 2017 in an aggregate amount equal to $25.0 million, or $0.0687 per share.

On January 24, 2018, we made a demand for the repayment of $30.0 million outstanding under the Due From iHeartCommunications Note and paid a special cash dividend to our stockholders of record at the close of business on January 19, 2018, in an aggregate amount equal to $30.0 million, or $0.0824 per share.

iHeartMedia Chapter 11 Proceedings

On March 14, 2018, iHeartMedia and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “iHeart Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). Clear Channel Outdoor and its direct and indirect subsidiaries did not file voluntary petitions for reorganization under the Bankruptcy Code and are not Debtors in the iHeart Chapter 11 Cases. Pursuant to first day motions filed with the Bankruptcy Court, the Bankruptcy Court authorized iHeartMedia to continue to provide services to Clear Channel Outdoor in the ordinary course of business, including, among other things, with respect to the Corporate Services Agreement.

Commercial Transactions

As described above, we are an indirect subsidiary of iHeartMedia, and entities controlled by Bain Capital and THL hold all of the shares of iHeartMedia’s Class B common stock and iHeartMedia’s Class C common stock, representing a majority (whether measured by voting power or economic interest) of the equity of iHeartMedia. Two of our directors also serve as directors of iHeartMedia (one of whom is affiliated with Bain Capital) and three of our other directors are affiliated with Bain Capital or THL.

We are a global advertising company providing clients with advertising opportunities through billboards, street furniture displays, transit displays and other out-of-home advertising displays in more than 35 countries across five continents. Bain Capital and THL are private equity firms that have investments in many companies. As a result of our worldwide reach, the nature of our business and the breadth of investments by Bain Capital and THL, it is not unusual for us to engage in ordinary course of business transactions with entities in which one of our directors, executive officers, greater than 5% stockholders or an immediate family member of any of them, may also be a director, executive officer, partner or investor or have some other direct or indirect interest.

During 2017, we provided ordinary course of business advertising services and/or received ordinary course of business services relating to our businesses exceeding $120,000 in value with respect to four companies in which Bain Capital and/or THL directly or indirectly owns a greater than 10% equity interest. These transactions were negotiated on an arms-length basis and, in the aggregate, we were paid approximately $0.9 million by these entities and we paid approximately $0.8 million to these entities with respect to these 2017 transactions, including to entities in which THL directly or indirectly owns a greater than 10% equity interest that provided us (and our parent entities and subsidiaries) with payroll tax processing services and commercial credit card processing services pursuant to arms-length agreements at competitive market rates. The fees paid for these services in the aggregate were approximately $135,000.

Policy on Review, Approval or Ratification of Transactions with Related Persons

We have adopted formal written policies and procedures for the review, approval or ratification of certain related party transactions involving us and one of our executive officers, directors or nominees for director, or owner of more than 5% of any class of our voting securities, and which may be required to be reported under the SEC disclosure rules. Such transactions must be pre-approved by the Audit Committee of our Board (other than the directors involved, if any) or by a majority of disinterested directors, except that no such pre-approval shall be required for an agreement, or series of related agreements, providing solely for ordinary course of business transactions made on standard terms and conditions where the aggregate amount to be paid to us is less than $10 million or the aggregate amount paid by us is less than $250,000. In addition, if our management, in consultation with our Chief Executive Officer or Chief Financial Officer, determines that it is not practicable to wait until the next Audit Committee meeting to approve or ratify a particular transaction, then the Board has delegated authority to the Chairman of the Audit Committee to approve or ratify such transactions. The Chairman of the Audit Committee reports to the Audit Committee any transactions reviewed by him or her pursuant to this delegated authority at the next Audit Committee meeting. The primary consideration with respect to the approval of related party transactions is the overall fairness of the terms of the transaction to us. The related person transactions described above in this Annual Report on Form 10-K/A were ratified or approved by the Audit Committee or Board pursuant to these policies and procedures, to the extent required, with the exception of the transactions described above with respect to iHeartMedia because they occurred prior to the time the policies and procedures were adopted. We generally expect transactions of a similar nature to occur during 2018.

Independence of Directors

The Board has adopted a set of Governance Guidelines addressing, among other things, standards for evaluating the independence of Clear Channel Outdoor’s directors. The full text of the Governance Guidelines can be found on the investor relations section of Clear Channel Outdoor’s website at www.clearchanneloutdoor.com.

The Board has adopted the following standards for determining the independence of its members:

1.	A director must not be, or have been within the last three years, an employee of Clear Channel Outdoor. In addition, a director’s immediate family member (“immediate family member” is defined to include a person’s spouse, parents, children, siblings, mother and father-in-law, sons and daughters-in-law and anyone (other than domestic employees) who shares such person’s home) must not be, or have been within the last three years, an executive officer of Clear Channel Outdoor.

2.	A director or immediate family member must not have received, during any 12 month period within the last three years, more than $120,000 in direct compensation from Clear Channel Outdoor, other than director or committee fees and pension or other forms of deferred compensation for prior service (and no such compensation may be contingent in any way on continued service).

3.	A director must not be a current partner or employee of a firm that is Clear Channel Outdoor’s internal or external auditor. In addition, a director must not have an immediate family member who is (a) a current partner of such firm or (b) a current employee of such a firm and personally works on Clear Channel Outdoor’s audit. Finally, neither the director nor an immediate family member of the director may have been, within the last three years, a partner or employee of such a firm and personally worked on Clear Channel Outdoor’s audit within that time.

4.	A director or an immediate family member must not be, or have been within the last three years, employed as an executive officer of another company where any of Clear Channel Outdoor’s present executive officers at the same time serve or served on that company’s compensation committee.

5.	A director must not be a current employee, and no director’s immediate family member may be a current executive officer, of a material relationship party (“material relationship party” is defined as any company that has made payments to, or received payments from, Clear Channel Outdoor for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues).

6.	A director must not own, together with ownership interests of his or her family, ten percent (10%) or more of a material relationship party.

7.	A director or immediate family member must not be or have been during the last three years, an executive officer of a charitable organization (or hold a similar position), to which Clear Channel Outdoor makes contributions in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such organization’s consolidated gross revenues.

8.	A director must be “independent” as that term is defined from time to time by the rules and regulations promulgated by the SEC, by the listing standards of the NYSE and, with respect to at least two members of the compensation committee, by the applicable provisions of, and rules promulgated under, the Internal Revenue Code of 1986, as amended (collectively, the “Applicable Rules”). For purposes of determining independence, the Board will consider relationships with Clear Channel Outdoor and any parent or subsidiary in a consolidated group with Clear Channel Outdoor or any other company relevant to an independence determination under the Applicable Rules.

The above independence standards conform to, or are more exacting than, the director independence requirements of the NYSE applicable to Clear Channel Outdoor. The above independence standards are set forth on Appendix A of the Governance Guidelines.

Our Board currently consists of eight directors, one of whom currently serves as our Chairman and Chief Executive Officer. For a director to be independent, the Board must determine that such director does not have any direct or indirect material relationship with Clear Channel Outdoor. Pursuant to the Governance Guidelines, the Board has undertaken its annual review of director independence.

Our Board has affirmatively determined that Harvey L. Tepner, Paul Keglevic, and Dale W. Tremblay are independent under the listing standards of the NYSE, as well as Clear Channel Outdoor’s independence standards set forth above. In addition, the Board has determined that each member of the Compensation Committee is independent under the heightened independence standards for compensation committee members under the listing standards of the NYSE and the rules and regulations of the SEC and that each member of the Audit Committee is independent under the heightened independence standards required for audit committee members by the listing standards of the NYSE and the rules and regulations of the SEC. In making these determinations, our Board reviewed information provided by the directors and by Clear Channel Outdoor with regard to the directors’ business and personal activities as they relate to Clear Channel Outdoor and its affiliates. In the ordinary course of business during 2017, we entered into purchase and sale transactions for products and services with certain entities affiliated with members of our Board, as described below, and the following transactions were considered by our Board in making their independence determinations with respect to Messrs. Keglevic, Tepner and Tremblay:

•	A corporation for which Mr. Tepner serves as a director paid CCOA approximately $265,000 during 2017 for outdoor advertising services; and

•	A charity for which an immediate family member of Mr. Tepner serves as a director paid our affiliates approximately $53,000 during 2017 for outdoor advertising services.

All of the payments described above are for arms-length, ordinary course of business transactions and we generally expect transactions of a similar nature to occur during 2018. Our Board has concluded that such transactions or relationships do not impair the independence of the director.

The rules of the NYSE require that non-management or independent directors of a listed company meet periodically in executive sessions. In addition, the rules of the NYSE require listed companies to schedule an executive session including only independent directors at least once a year. Clear Channel Outdoor’s independent directors met separately in executive session at least one time during 2017.

The Board has created the office of Presiding Director to serve as the lead non-management director of the Board. The office of the Presiding Director at all times will be held by an “independent” director, as that term is defined from time to time by the listing standards of the NYSE and as determined by the Board in accordance with the Board’s Governance Guidelines. The Presiding Director has the power and authority to do the following:

•	preside at all meetings of non-management directors when they meet in executive session without management participation;

•	set agendas, priorities and procedures for meetings of non-management directors meeting in executive session without management participation;

•	generally assist the Chairman of the Board;

•	add agenda items to the established agenda for meetings of the Board;

•	request access to Clear Channel Outdoor’s management, employees and its independent advisers for purposes of discharging his or her duties and responsibilities as a director; and

•	retain independent outside financial, legal or other advisors at any time, at the expense of Clear Channel Outdoor, on behalf of the Board or any committee or subcommittee of the Board.

The Presiding Director position is rotated among the independent directors, in alphabetical order of last name, effective the first day of each calendar quarter. As of the date of this Annual Report on Form 10-K/A, Harvey L. Tepner is serving as the Presiding Director. We currently expect that Mr. Tepner as will continue serving as our Presiding Director following the annual meeting.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following fees for services provided by Ernst & Young LLP were incurred by Clear Channel Outdoor with respect to the years ended December 31, 2017 and 2016:

	Years Ended December 31,
(In thousands)	2017	2016
Audit Fees(a)	$6,336	$6,276
Audit-Related Fees(b)	74	73
Tax Fees(c)	1,836	1,260
All Other Fees(d)	3	—

Total Fees for Services	$8,249	$7,649

(a)	Audit Fees include professional services rendered for the audit of annual financial statements and reviews of quarterly financial statements. This category also includes fees for statutory audits required internationally, services associated with documents filed with the SEC and in connection with securities offerings and private placements, work performed by tax professionals in connection with the audit or quarterly reviews and accounting consultation and research work necessary to comply with financial reporting and accounting standards.

(b)	Audit-Related Fees include assurance and related services not reported under annual Audit Fees that reasonably relate to the performance of the audit or review of our financial statements and are not reported under Audit Fees, including attest and agreed-upon procedures services not required by statute or regulations, information systems reviews, due diligence related to mergers and acquisitions and employee benefit plan audits required internationally.
(c)	Tax Fees include professional services rendered for tax compliance and tax planning advice provided domestically and internationally, except those provided in connection with the audit or quarterly reviews. Of the $1,835,900 in Tax Fees and $1,259,500 in Tax Fees with respect to 2017 and 2016, respectively, $63,500 and $44,300, respectively, was related to tax compliance services.
(d)	All Other Fees include fees for products and services other than those in the above three categories. This category includes permitted corporate finance services and certain advisory services.

Clear Channel Outdoor’s Audit Committee has considered whether Ernst & Young LLP’s provision of non-audit services to Clear Channel Outdoor is compatible with maintaining Ernst & Young LLP’s independence.

The Audit Committee pre-approves all audit and permitted non-audit services (including the fees and terms thereof) to be performed for Clear Channel Outdoor by its independent auditor. The Chairman of the Audit Committee may represent the entire committee for the purposes of pre-approving permissible non-audit services, provided that the decision to pre-approve any service is disclosed to the Audit Committee no later than its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)3. Exhibits

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

3.2	Amended and Restated Bylaws of Clear Channel Outdoor Holdings, Inc. as amended (Incorporated by reference to Exhibit 3.2 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2007).

4.1	Form of Specimen Class A Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-1 (File No. 333-127375) filed on October 25, 2005).

4.2	Indenture with respect to 7.625% Series A Senior Subordinated Notes due 2020, dated as of March 15, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on March 16, 2012).

4.3	Indenture with respect to 7.625% Series B Senior Subordinated Notes due 2020, dated as of March 15, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on March 16, 2012).

4.4	Indenture with respect to 6.50% Series A Senior Notes due 2022, dated as of November 19, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on November 19, 2012).

4.5	Indenture with respect to 6.50% Series B Senior Notes due 2022, dated as of November 19, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on November 19, 2012).

4.6	Indenture, dated as of December 16, 2015, among Clear Channel International B.V., the guarantors party thereto, and U.S. Bank National Association, as trustee, paying agent, registrar, authentication agent and transfer agent (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on December 16, 2015).

4.7	Supplemental Indenture, dated as of August 14, 2017, among Clear Channel International B.V., the guarantors party thereto, and U.S. Bank National Association, as trustee, paying agent, registrar and transfer agent (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on August 14, 2017).

10.1	Amended and Restated Credit Agreement, dated as of February 23, 2011, by and among iHeartCommunications, Inc., the subsidiary co-borrowers and foreign subsidiary revolving borrowers party thereto, iHeartMedia Capital I, LLC, Citibank, N.A., as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on February 24, 2011).

10.2	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of October 25, 2012, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, the subsidiary co-borrowers party thereto, the foreign subsidiary revolving borrowers thereto, Citibank, N.A. as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 25, 2012).

10.3	Collateral Sharing Agreement, dated as of October 25, 2012, by and among Citibank N.A. as Administrative Agent, U.S. Bank National Association, as trustee, and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 10.2 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 25, 2012).

10.4	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of May 31, 2013, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, the subsidiary co-borrowers party thereto, the foreign subsidiary revolving borrowers thereto, Citibank, N.A. as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on June 4, 2013).

10.5	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of December 18, 2013, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, the subsidiary co-borrowers party thereto, the foreign subsidiary revolving borrowers thereto, Citibank, N.A., as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on December 18, 2013).

10.6	Revolving Promissory Note dated November 10, 2005 payable by Clear Channel Outdoor Holdings, Inc. to iHeartCommunications, Inc. in the original principal amount of $1,000,000,000 (Incorporated by reference to Exhibit 10.7 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.7	First Amendment, dated as of December 23, 2009, to the Revolving Promissory Note, dated as of November 10, 2005, by Clear Channel Outdoor Holdings, Inc., as Maker, to iHeartCommunications, Inc. (Incorporated by reference to Exhibit 10.25 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.8	Second Amendment, dated November 29, 2017, to the Revolving Promissory Note dated November 10, 2005, by Clear Channel Outdoor Holdings, Inc., as maker, and iHeartCommunications, Inc., as payee (incorporated by reference to Exhibit 10.3 to iHeartCommunications, Inc.’s Current Report on Form 8-K filed December 1, 2017).

10.9	Revolving Promissory Note dated November 10, 2005 payable by iHeartCommunications, Inc. to Clear Channel Outdoor Holdings, Inc. in the original principal amount of $1,000,000,000 (Incorporated by reference to Exhibit 10.8 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.10	First Amendment, dated as of December 23, 2009, to the Revolving Promissory Note, dated as of November 10, 2005, by iHeartCommunications, Inc., as Maker, to Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.24 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.11	Second Amendment, dated as of October 23, 2013, to the Revolving Promissory Note, dated as of November 10, 2005, by iHeartCommunications, Inc., as Maker, to Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 23, 2013).

10.12	Third Amendment, dated November 29, 2017, to the Revolving Promissory Note dated November 10, 2005, by iHeartCommunications, Inc., as maker, and Clear Channel Outdoor Holdings, Inc., as payee (incorporated by reference to Exhibit 10.2 to iHeartCommunications, Inc.’s Current Report on Form 8-K filed December 1, 2017).

10.13	Master Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and iHeartCommunications, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.14	Registration Rights Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and iHeartCommunications, Inc. (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.15	Corporate Services Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and iHeartMedia Management Services, Inc. (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.16	Tax Matters Agreement dated November 10, 2005 between Clear Channel Outdoor Holdings, Inc. and iHeartCommunications, Inc. (Incorporated by reference to Exhibit 10.4 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.17	Employee Matters Agreement dated November 10, 2005 between Clear Channel Outdoor Holdings, Inc. and iHeartCommunications, Inc. (Incorporated by reference to Exhibit 10.5 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.18	Amended and Restated License Agreement dated November 10, 2005 between iHM Identity, Inc. and Outdoor Management Services, Inc. (Incorporated by reference to Exhibit 10.6 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.19	First Amendment to Amended and Restated License Agreement dated January 14, 2014 between iHM Identity, Inc. and Outdoor Management Services, Inc. (Incorporated by reference to Exhibit 10.17 to the Clear Channel Outdoor Holdings, Inc. Form 10-K for the year ended December 31, 2014).

10.20§	Summary Description of 2012 Supplemental Incentive Plan (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on February 23, 2012).

10.21§	Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan, as amended and restated (the “CCOH Stock Incentive Plan”) (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on April 30, 2007).

10.22§	First Form of Option Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-130229) filed on December 9, 2005).

10.23§	Form of Option Agreement under the CCOH Stock Incentive Plan (approved February 21, 2011) (Incorporated by reference to Exhibit 10.33 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.24§	Form of Restricted Stock Award Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-130229) filed on December 9, 2005).

10.25§	Form of Restricted Stock Unit Award Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.16 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.26§	Clear Channel Outdoor Holdings, Inc. 2012 Stock Incentive Plan (the “CCOH 2012 Stock Incentive Plan”) (Incorporated by reference to Exhibit 99.1 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-181514) filed on May 18, 2012).

10.27§	Form of Option Agreement under the CCOH 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.28§	Form of Restricted Stock Award Agreement under the CCOH 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.26 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.29§	Form of Restricted Stock Unit Award Agreement under the CCOH 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.27 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.30§	Clear Channel Outdoor Holdings, Inc. Amended and Restated 2006 Annual Incentive Plan (Incorporated by reference to Appendix B to the Clear Channel Outdoor Holdings, Inc. Definitive Proxy Statement on Schedule 14A for its 2012 Annual Meeting of Stockholders filed on April 9, 2012).

10.31§	Relocation Policy—Chief Executive Officer and Direct Reports (Guaranteed Purchase Offer) (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on October 21, 2010).

10.32§	Relocation Policy—Chief Executive Officer and Direct Reports (Buyer Value Option) (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on October 21, 2010).

10.33§	Relocation Policy—Function Head Direct Reports (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on October 21, 2010).

10.34§	Form of Independent Director Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on June 3, 2009).

10.35§	Form of Affiliate Director Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on June 3, 2009).

10.36§	Indemnification Agreement by and among Clear Channel Outdoor Holdings, Inc. and Robert W. Pittman dated September 18, 2012 (Incorporated by reference to Exhibit 10.4 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.37§	Indemnification Agreement by and among Clear Channel Outdoor Holdings, Inc. and Robert H. Walls, Jr. dated September 5, 2012 (Incorporated by reference to Exhibit 10.6 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.38§	Employment Agreement, effective as of January 24, 2012, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K/A filed on July 27, 2012).

10.39§	Amendment No. 1 to Employment Agreement, effective as of March 2, 2015, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.40§	Amendment No. 2 to Employment Agreement, effective as of December 17, 2015, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.38 to Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.41§	Amended and Restated Employment Agreement, dated as of January 13, 2014 between Robert Pittman and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.42§	Employment Agreement by and between iHeartMedia, Inc. and Richard J. Bressler, dated July 29, 2013 (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K/A filed on August 2, 2013).

10.43§	Employment Agreement, dated as of January 1, 2010, between Robert H. Walls, Jr., and iHeartMedia Management Services, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on January 5, 2010).

10.44§	Form of Stock Option Agreement under the CCOH Stock Incentive Plan, dated September 17, 2009, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.34 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.45§	Form of Amended and Restated Stock Option Agreement under the CCOH Stock Incentive Plan, dated as of August 11, 2011, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on August 12, 2011).

10.46§	Form of Stock Option Agreement under the CCOH Stock Incentive Plan, dated December 13, 2010, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.35 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.47§	Form of Restricted Stock Unit Agreement under the CCOH Stock Incentive Plan, dated December 20, 2010, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.36 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.48§	Form of Restricted Stock Unit Agreement under the CCOH Stock Incentive Plan, dated March 26, 2012, between Robert H. Walls, Jr. and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.49§	Form of Restricted Stock Unit Agreement under the CCOH 2012 Stock Incentive Plan, dated July 26, 2012, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K/A filed on July 27, 2012).

10.50§	Restricted Stock Award Agreement under the CCOH 2012 Stock Incentive Plan, dated January 13, 2014, between Robert W. Pittman and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit D of Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.51	Stipulation of Settlement, dated as of July 8, 2013, among legal counsel for iHeartCommunications, Inc. and the other named defendants, the special litigation committee of the board of directors of Clear Channel Outdoor Holdings, Inc. and the plaintiffs (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on July 9, 2013).

10.52§	Employment Agreement by and between iHeartMedia Management Services, Inc. and Scott D. Hamilton, dated May 20, 2014 (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on June 25, 2014).

10.53§	Employment Agreement by and between iHeartMedia Management Services, Inc. and Steven J. Macri dated October 7, 2013 (Incorporated by reference to Exhibit 10.81 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.54§	Employment Agreement, effective as of March 3, 2015, between Scott Wells and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.55	Subordination Agreement, dated as of December 16, 2015, among Clear Channel International B.V., the guarantors party thereto, U.S. Bank National Association, as trustee, and the subordinated creditors party thereto (Incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on 8-K filed on December 16, 2015).

10.56§	First Amendment to Employment Agreement, effective as of May 1, 2017, between Scott D. Hamilton and iHeartMedia Management Services, Inc. (incorporated by reference to Exhibit 10.1 to iHeartMedia, Inc.’s Quarterly Report on Form 10-Q filed on November 8, 2017).

10.57§	Third Amendment to Employment Agreement, dated as of May 20, 2017, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Quarterly Report on Form 10-Q filed on August 3, 2017).

10.58§	Fourth Amendment to Employment Agreement effective January 1, 2018, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on December 8, 2017).

10.59§	Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference to Appendix B to the Clear Channel Outdoor Holdings, Inc. definitive proxy statement on Schedule 14A for its 2017 Annual Meeting of Stockholders filed on April 19, 2017).

10.60§	Form of Restricted Stock Unit Award Agreement (Cliff Vesting) under the Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on July 5, 2017).

10.61§	Form of Restricted Stock Award Agreement (Cliff Vesting) under the Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on July 5, 2017).

10.62§	First Amendment to Employment Agreement, effective as of July 3, 2017, between Steven J. Macri and iHeartMedia, Inc. (incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on July 5, 2017).

10.63	Binding Option and Letter of Intent, dated February 9, 2017, between iHeartMedia, Inc. and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 4, 2017).

10.64§	Waiver and Consent No. 1, dated as of March 28, 2018, by and among Clear Channel Outdoor Holdings, Inc., as borrower, the lenders party thereto, and Deutsche Bank AG New York Branch, in its capacity as administrative agent (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed April 2, 2018).

10.65§	Second Amendment to Employment Agreement, effective as of February 27, 2018, between Steven J. Macri and iHeartMedia, Inc. (incorporated by reference to Exhibit 10.01 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on March 1, 2018).

21†	Subsidiaries.

23†	Consent of Ernst & Young LLP.

24†	Power of Attorney (included on signature page of the Original 2017 Form 10-K).

31.1†	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2017.

31.4*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2017.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	This exhibit was furnished with the Original 2017 Form 10-K and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
†	Filed as an exhibit to the Original 2017 Form 10-K.
§	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2018.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

By:	/s/ Scott D. Hamilton
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer) and Assistant Secretary