Form 10-Q
period 2018-03-31
Clear Channel Outdoor Holdings, Inc.
filed 2018-05-22
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 17, 2018
- - - - - - - - - - - - - - - - - - - - - - - - - -	- - - - - - - - - - - - - - - - - - - - - - - - - -
Class A Common Stock, $.01 par value	49,005,310
Class B Common Stock, $.01 par value	315,000,000

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands, except share and per share data)	March 31, 2018	December 31, 2017
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$153,229	$144,119
Accounts receivable, net of allowance of $24,013 in 2018 and $22,487 in 2017	635,821	659,463
Prepaid expenses	151,695	111,876
Other current assets	62,908	58,714
Total Current Assets	1,003,653	974,172
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,151,469	1,180,882
Other property, plant and equipment, net	213,610	214,147
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles	977,152	977,152
Other intangibles, net	269,299	273,862
Goodwill	718,667	714,043
OTHER ASSETS
Due from iHeartCommunications, net of allowance of $855,648 in 2018 and 2017	154,758	211,990
Other assets	126,917	124,534
Total Assets	$4,615,525	$4,670,782
CURRENT LIABILITIES
Accounts payable	$120,644	$87,960
Accrued expenses	504,028	509,801
Deferred income	108,727	59,178
Current portion of long-term debt	487	573
Total Current Liabilities	733,886	657,512
Long-term debt	5,270,859	5,266,153
Due to iHeartCommunications, post iHeart Chapter 11 Cases	3,445	—
Deferred income taxes	336,787	318,107
Other long-term liabilities	264,157	270,415
Commitments and Contingent liabilities (Note 5)
STOCKHOLDERS’ DEFICIT
Noncontrolling interest	158,069	157,040
Preferred stock, par value $.01 per share, 150,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share, authorized 750,000,000 shares, issued 49,971,476 and 49,955,300 shares in 2018 and 2017, respectively	500	500
Class B common stock, par value $.01 per share, 600,000,000 shares authorized, 315,000,000 shares issued and outstanding	3,150	3,150
Additional paid-in capital	3,079,958	3,108,148
Accumulated deficit	(4,892,446)	(4,765,514)
Accumulated other comprehensive loss	(337,025)	(338,936)
Cost of shares (951,061 in 2018 and 946,415 in 2017) held in treasury	(5,815)	(5,793)
Total Stockholders’ Deficit	(1,993,609)	(1,841,405)
Total Liabilities and Stockholders’ Deficit	$4,615,525	$4,670,782

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended
	March 31,
	2018	2017
Revenue	$598,711	$544,726
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	360,202	327,931
Selling, general and administrative expenses (excludes depreciation and amortization)	127,408	115,774
Corporate expenses (excludes depreciation and amortization)	35,435	34,540
Depreciation and amortization	84,060	77,494
Other operating income (expense), net	(54)	32,611
Operating income (loss)	(8,448)	21,598
Interest expense	97,264	92,633
Interest income on Due from iHeartCommunications	—	14,807
Equity in earnings (loss) of nonconsolidated affiliates	188	(472)
Other income, net	19,543	3,867
Loss before income taxes	(85,981)	(52,833)
Income tax benefit (expense)	(45,367)	21,837
Consolidated net loss	(131,348)	(30,996)
Less amount attributable to noncontrolling interest	(4,416)	(1,995)
Net loss attributable to the Company	$(126,932)	$(29,001)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,237	9,653
Unrealized holding loss on marketable securities	(90)	(57)
Reclassification adjustments	—	(1,644)
Other comprehensive income	7,147	7,952
Comprehensive loss	(119,785)	(21,049)
Less amount attributable to noncontrolling interest	5,236	(2,523)
Comprehensive loss attributable to the Company	$(125,021)	$(18,526)
Net loss attributable to the Company per common share:
Basic	$(0.35)	$(0.08)
Weighted average common shares outstanding – Basic	361,515	360,754
Diluted	$(0.35)	$(0.08)
Weighted average common shares outstanding – Diluted	361,515	360,754

Dividends declared and paid per share	$0.08	$0.78

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Consolidated net loss	$(131,348)	$(30,996)
Reconciling items:
Depreciation and amortization	84,060	77,494
Deferred taxes	20,246	(15,579)
Provision for doubtful accounts	1,686	521
Amortization of deferred financing charges and note discounts, net	2,628	2,683
Share-based compensation	2,106	2,359
Gain on disposal of operating and other assets	(188)	(33,322)
Equity in (earnings) loss of nonconsolidated affiliates	(188)	472
Foreign exchange transaction gain	(19,600)	(3,534)
Other reconciling items, net	(1,059)	(1,478)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	36,317	37,052
Increase in prepaid expenses and other current assets	(38,423)	(55,095)
Decrease in accrued expenses	(26,832)	(59,481)
Increase (decrease) in accounts payable	30,574	(15,506)
Increase in accrued interest	8,491	4,835
Increase in deferred income	47,384	44,232
Changes in other operating assets and liabilities	(10,828)	(4,367)
Net cash provided by (used for) operating activities	$5,026	$(49,710)
Cash flows from investing activities:
Purchases of property, plant and equipment	(28,672)	(36,344)
Proceeds from disposal of assets	1,281	53,279
Purchases of other operating assets	(34)	(1,064)
Change in other, net	168	(214)
Net cash provided by (used for) investing activities	$(27,257)	$15,657
Cash flows from financing activities:
Payments on credit facilities	—	(375)
Payments on long-term debt	(155)	(163)
Net transfers from (to) iHeartCommunications	60,677	(29,448)
Dividends and other payments from (to) noncontrolling interests	(97)	826
Dividends paid	(29,910)	(281,673)
Change in other, net	(16)	(257)
Net cash provided by (used for) financing activities	$30,499	$(311,090)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,292	3,588
Net increase (decrease) in cash, cash equivalents and restricted cash	11,560	(341,555)
Cash, cash equivalents and restricted cash at beginning of period	188,310	563,149
Cash, cash equivalents and restricted cash at end of period	$199,870	$221,594
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	86,054	86,759
Cash paid for income taxes	9,303	17,193

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION
Preparation of Interim Financial Statements
All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.  Our reportable segments are Americas outdoor advertising (“Americas”) and International outdoor advertising (“International”). The accompanying consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  Management believes that the disclosures made are adequate to make the information presented not misleading.  Due to seasonality and other factors, the results for the interim periods may not be indicative of results for the full year.  The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2017 Annual Report on Form 10-K.
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
The Company re-evaluated its segment reporting and determined that its Latin American operations should be managed by its International leadership team. As a result, beginning on January 1, 2018, the operations of Latin America are no longer reflected within the Company’s Americas segment and are included in the results of its International segment. Accordingly, the Company has recast the corresponding segment disclosures for prior periods to include Latin America within the International segment.
New Accounting Pronouncements Recently Adopted
As of January 1, 2018, the Company adopted the new accounting standard, ASC 606, Revenue from Contracts with Customers. This standard provides guidance for the recognition, measurement and disclosure of revenue from contracts with customers and supersedes previous revenue recognition guidance under U.S. GAAP. The Company has applied this standard using the full retrospective method and concluded that its adoption did not have a material impact on the Company’s balance sheets, statements of comprehensive loss, or statements of cash flows for prior periods. Please refer to Note 2, “Revenue from Contracts with Customers,” for more information.
As a result of adopting this new accounting standard, the Company has updated its significant accounting policies for accounts receivable and revenue recognition, as follows:
Accounts Receivable
Accounts receivable are recorded when the Company has an unconditional right to payment, either because it has satisfied a performance obligation prior to receiving payment from the customer or has a non-cancelable contract that has been billed in advance in accordance with the Company’s normal billing terms.
Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, it recognizes reserves for bad debt based on historical experience of bad debts as a percent of revenue for each business unit, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions. The Company believes its concentration of credit risk is limited due to the large number and the geographic diversification of its customers.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue Recognition
The Company recognizes revenue in amounts that reflect the consideration it expects to receive in exchange for transferring goods or services to customers, excluding sales taxes and other similar taxes collected on behalf of governmental authorities (the “transaction price”). When this consideration includes a variable amount, the Company estimates the amount of consideration it expects to receive and only recognizes revenue to the extent that it is probable it will not be reversed in a future reporting period. For revenue arrangements that contain multiple distinct goods or services, the Company allocates the transaction price to these performance obligations in proportion to their relative standalone selling prices.
The Company recognizes revenue when or as it satisfies a performance obligation by transferring a promised good or service to a customer. Revenue from the Company’s Americas and International outdoor advertising segments’ contracts, which typically cover periods of a few weeks to one year, are generally recognized ratably over the term of the contract as the advertisement is displayed and the performance obligation is satisfied. Advertising revenue is reported net of agency commissions.
The Company receives payments from customers based on billing schedules that are established in its contracts. Outdoor advertising contracts are generally billed monthly. Americas outdoor is generally billed in advance, and International outdoor includes a combination of advance billings and billings upon completion of service. Deferred income is recorded when payment is received from a customer before the Company has satisfied the performance obligation or a non-cancelable contract has been billed in advance in accordance with the Company’s normal billing terms.
Trade and barter transactions represent the exchange of display space for merchandise, services or other assets in the ordinary course of business. The transaction price for these contracts is determined as the estimated fair value of the non-cash consideration received unless this is not reasonably estimable, in which case the consideration is measured based on the standalone selling price of the display space promised to the customer. Revenue is recognized on trade and barter transactions when the advertisements are displayed, and expenses are recorded ratably over a period that estimates when the merchandise, services or other assets received are utilized, or when the event occurs. Trade and barter revenues and expenses from continuing operations are included in consolidated revenue and selling, general and administrative expenses, respectively. Trade and barter revenues and expenses from continuing operations were as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Consolidated:
Trade and barter revenues	$3,339	$4,009
Trade and barter expenses	4,720	3,780
The Company applies a practical expedient to recognize incremental costs of obtaining a contract as expense when incurred if the period of benefit is one year or less. These costs primarily relate to sales commissions, which are included in selling, general and administrative expenses and are generally commensurate with sales. Total capitalized costs to obtain a contract were immaterial during the periods presented.
Refer to Note 2, Revenue from Contracts with Customers, for more information about the Company’s revenue for the three months ended March 31, 2018 and 2017.
Restricted Cash
In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires that restricted cash be presented with cash and cash equivalents in the statement of cash flows. Restricted cash is recorded in Other current assets and in Other assets in the Company's Consolidated Balance Sheets. The Company adopted ASU 2016-18 in the first quarter using the retrospective transition method, and accordingly, revised prior period amounts as shown in the Company's Consolidated Statements of Cash Flows.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts reported in the Consolidated Statement of Cash Flows:

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$153,229	$144,119
Restricted cash included in:
Other current assets	30,054	26,096
Other assets	16,587	18,095
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$199,870	$188,310
Stock Compensation
During the second quarter of 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718). This update mandates that entities will apply the modification accounting guidance if the value, vesting conditions or classification of a stock-based award changes. Entities will have to make all of the disclosures about modifications that are required today, in addition to disclosing that compensation expense hasn't changed. Additionally, the new guidance also clarifies that a modification to an award could be significant and therefore require disclosure, even if the modification accounting is not required. The guidance will be applied prospectively to awards modified on or after the adoption date and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted the provisions of ASU 2017-09 on January 1, 2018 and the adoption of ASU 2017-09 did not have an impact on our consolidated financial statements.
New Accounting Pronouncements Not Yet Adopted
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

NOTE 2 – REVENUE FROM CONTRACTS WITH CUSTOMERS
The Americas and International outdoor segments generate revenue primarily from the sale of advertising space on printed and digital displays, including billboards, street furniture displays, transit displays and retail displays.
Certain of the revenue transactions in the Outdoor segments are considered leases as the agreements convey to customers the right to use the Company’s advertising structures for a stated period of time. In order for a transaction with a customer to qualify as a lease, the arrangement must be dependent on the use of a specified advertising structure, and the customer must have almost exclusive use of that structure during the term of the arrangement. Therefore, arrangements that do not involve the use of an advertising structure, where the Company can substitute the advertising structure that is used to display the customer’s advertisement, or where the advertising structure displays advertisements for multiple customers throughout the day are not leases. The Company accounts for revenue from leases, which are all classified as operating leases, in accordance with the lease accounting guidance (Topic 840). All of the Company’s revenue transactions that do not qualify as a lease are accounted for as revenue from contracts with customers (Topic 606).

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows, by segment, revenue from contracts with customers disaggregated by geographical region, revenue from leases and total revenue for the three months ended March 31, 2018 and 2017:

(In thousands)	Americas Outdoor(1)	International Outdoor(1)	Consolidated
Three Months Ended March 31, 2018
Revenue from contracts with customers:
United States	$96,147	$—	$96,147
Other Americas	650	16,792	17,442
Europe	—	188,381	188,381
Asia-Pacific and other	—	6,508	6,508
Eliminations	—	(71)	(71)
Total	$96,797	$211,610	$308,407
Revenue from leases	159,050	131,254	290,304
Total Revenue	$255,847	$342,864	$598,711

Three Months Ended March 31, 2017
Revenue from contracts with customers:
United States	$93,662	$—	$93,662
Other Americas	3,531	13,457	16,988
Europe	—	154,604	154,604
Asia-Pacific and other	—	5,456	5,456
Eliminations	—	(40)	(40)
Total	$97,193	$173,477	$270,670
Revenue from leases	163,153	110,903	274,056
Total Revenue	$260,346	$284,380	$544,726
(1) Due to a re-evaluation of the Company’s internal segment reporting during the three months ended March 31, 2018, its operations in Latin America are being included in the International outdoor advertising segment results for all periods presented. See Note 1, Basis of Presentation.
All of the Company’s advertising structures are used to generate revenue. Such revenue may be classified as revenue from contracts with customers or revenue from leases depending on the terms of the contract, as previously described.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue from Contracts with Customers
The following table presents the activity related to the Company’s contract balances from contracts with customers for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(In thousands)	2018	2017
Accounts receivable from contracts with customers:
Beginning balance, net of allowance	$351,228	$300,216
Additions (collections), net	(40,323)	(28,005)
Bad debt, net of recoveries	(641)	(218)
Ending balance, net of allowance	$310,264	$271,993
Accounts receivable from leases	325,557	288,778
Accounts receivable, total	$635,821	$560,771

Deferred income from contracts with customers:
Beginning balance	$28,211	$28,681
Revenue recognized, included in beginning balance	(19,522)	(21,246)
Additions, net of revenue recognized during period	36,315	41,414
Ending balance	$45,004	$48,849
Deferred income from leases	68,682	67,158
Deferred income, total	$113,686	$116,007
The Company’s contracts with customers generally have a term of one year or less; however, as of March 31, 2018, the Company expects to recognize $74.4 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration of greater than one year, with substantially all of this amount to be recognized over the next five years. As part of the transition to the new revenue standard, the Company is not required to disclose information about remaining performance obligations for periods prior to the date of initial application.
Revenue from Leases
As of December 31, 2017, the Company’s future minimum rentals under non-cancelable operating leases were as follows:

(in thousands)
2018	$277,462
2019	34,395
2020	17,155
2021	12,004
2022	8,552
Thereafter	7,197
Total minimum future rentals	$356,765

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets as of March 31, 2018 and December 31, 2017, respectively:

(In thousands)	March 31, 2018	December 31, 2017

Land, buildings and improvements	$147,376	$145,763
Structures	2,890,924	2,864,442
Furniture and other equipment	186,265	179,215
Construction in progress	56,096	55,753
	3,280,661	3,245,173
Less: accumulated depreciation	1,915,582	1,850,144
Property, plant and equipment, net	$1,365,079	$1,395,029

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

Other Intangible Assets
Other intangible assets include definite-lived intangible assets and permanent easements.  The Company’s definite-lived intangible assets primarily include transit and street furniture contracts, site leases and other contractual rights, all of which are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows.  Permanent easements are indefinite-lived intangible assets which include certain rights to use real property not owned by the Company.  The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived intangible assets.  These assets are recorded at cost.

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of March 31, 2018 and December 31, 2017, respectively:

(In thousands)	March 31, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$557,381	$(453,022)	$548,918	$(440,284)
Permanent easements	162,920	—	162,920	—
Other	6,264	(4,244)	4,626	(2,318)
Total	$726,565	$(457,266)	$716,464	$(442,602)

Total amortization expense related to definite-lived intangible assets for the three months ended March 31, 2018 and 2017 was $5.2 million and $7.0 million, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)
2019	$15,456
2020	$13,080
2021	$12,841
2022	$10,937
2023	$6,601

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	Americas	International	Consolidated
Balance as of December 31, 2016	$505,478	$190,785	$696,263
Acquisitions	2,252	—	2,252
Impairment	—	(1,591)	(1,591)
Dispositions	—	(1,817)	(1,817)
Foreign currency	—	18,847	18,847
Assets held for sale	89	—	89
Balance as of December 31, 2017	$507,819	$206,224	$714,043
Foreign currency	—	4,624	4,624
Balance as of March 31, 2018	$507,819	$210,848	$718,667

NOTE 4 – LONG-TERM DEBT

Long-term debt outstanding as of March 31, 2018 and December 31, 2017 consisted of the following:

(In thousands)	March 31, 2018	December 31, 2017

Clear Channel Worldwide Holdings Senior Notes:
6.5% Series A Senior Notes Due 2022	$735,750	$735,750
6.5% Series B Senior Notes Due 2022	1,989,250	1,989,250
Clear Channel Worldwide Holdings Senior Subordinated Notes:
7.625% Series A Senior Subordinated Notes Due 2020	275,000	275,000
7.625% Series B Senior Subordinated Notes Due 2020	1,925,000	1,925,000
Senior Revolving Credit Facility Due 2018(1)	—	—
Clear Channel International B.V. Senior Notes Due 2020	375,000	375,000
Other debt	4,385	2,393
Original issue discount	(360)	(241)
Long-term debt fees	(32,679)	(35,426)
Total debt	$5,271,346	$5,266,726
Less: current portion	487	573
Total long-term debt	$5,270,859	$5,266,153

(1)
The senior revolving credit facility provides for borrowings up to $75.0 million (the revolving credit commitment). As of March 31, 2018, the Company had $66.5 million of letters of credit outstanding, and $8.5 million of availability, under the senior revolving credit facility.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The facility matures on August 22, 2018, and the Company is in advanced negotiations with potential lenders to refinance the existing credit facility prior to its maturity.
The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.4 billion and $5.3 billion as of March 31, 2018 and December 31, 2017, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 1.

Surety Bonds, Letters of Credit and Guarantees
As of March 31, 2018, the Company had $41.7 million, $91.2 million and $39.9 million in surety bonds, letters of credit and bank guarantees outstanding, respectively. A portion of the outstanding bank guarantees and letters of credit were supported by $17.8 million and $25.4 million of cash collateral, respectively. Additionally, as of March 31, 2018, iHeartCommunications had outstanding commercial standby letters of credit and surety bonds of $1.2 million and $13.4 million, respectively, held on behalf of the Company.  These surety bonds, letters of credit and bank guarantees relate to various operational matters, including insurance, bid and performance bonds, as well as other items.

NOTE 5 – COMMITMENTS AND CONTINGENCIES
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
Stockholder Litigation
On May 9, 2016, a stockholder of the Company filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned GAMCO Asset Management Inc. v. iHeartMedia Inc. et al., C.A. No. 12312-VCS. The complaint named as defendants iHeartCommunications, Inc. (“iHeartCommunications”), the Company’s indirect parent company, iHeartMedia, Inc. (“iHeartMedia”), the parent company of iHeartCommunications, Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsor Defendants”), iHeartMedia’s private equity sponsors and majority owners, and the members of the Company’s board of directors. The Company also was named as a nominal defendant. The complaint alleged that the Company had been harmed by the intercompany agreements with iHeartCommunications, the Company’s lack of autonomy over its own cash and the actions of the defendants in serving the interests of iHeartMedia, iHeartCommunications and the Sponsor Defendants to the detriment of the Company and its minority stockholders. Specifically, the complaint alleged that the defendants breached their fiduciary duties by causing the Company to: (i) continue to loan cash to iHeartCommunications under the intercompany note at below-market rates; (ii) abandon its growth and acquisition strategies in favor of transactions that would provide cash to iHeartMedia and iHeartCommunications; (iii) issue new debt in the CCIBV note offering (the “CCIBV Note Offering”) to provide cash to iHeartMedia and iHeartCommunications through a dividend; and (iv) effect the sales of certain outdoor markets in the U.S. (the “Outdoor Asset Sales”) allegedly to provide cash to iHeartMedia and iHeartCommunications through a dividend. The complaint also alleged that iHeartMedia, iHeartCommunications and the Sponsor Defendants aided and abetted the directors’ breaches of their fiduciary duties. The complaint further alleged that iHeartMedia, iHeartCommunications and the Sponsor Defendants were unjustly enriched as a result of these transactions and that these transactions constituted a waste of corporate assets for which the defendants are liable to the Company. The plaintiff sought, among other things, a ruling that the defendants breached their fiduciary duties to the Company and that iHeartMedia, iHeartCommunications and the Sponsor Defendants aided and abetted the board of directors’ breaches of fiduciary duty, rescission of payments to iHeartCommunications and its affiliates pursuant to dividends declared in connection with the CCIBV Note Offering and Outdoor Asset Sales, and an order requiring iHeartMedia, iHeartCommunications and the Sponsor Defendants to disgorge all profits they have received as a result of the alleged fiduciary misconduct.

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
On December 29, 2017, another stockholder of CCOH filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned Norfolk County Retirement System, v. iHeartMedia, Inc.,  et al., C.A. No. 2017-0930-JRS. The complaint names as defendants the Company, iHeartCommunications, the Sponsor Defendants, and the members of CCOH's board of directors.  CCOH is named as a nominal defendant. The complaint alleges that CCOH has been harmed by the CCOH Board’s November 2017 decision to extend the maturity date of the intercompany revolving note (the “Third Amendment”) at what the complaint describes as far-below-market interest rates.  Specifically, the complaint alleges that (i) the Company and Sponsor defendants breached their fiduciary duties by exploiting their position of control to require CCOH to enter the Third Amendment on terms unfair to CCOH; (ii) the CCOH Board breached their duty of loyalty by approving the Third Amendment and elevating the interests of the Company, iHeartCommunications and the Sponsor Defendants over the interests of CCOH and its minority unaffiliated stockholders; and (iii) the terms of the Third Amendment could not have been agreed to in good faith and represent a waste of corporate assets by the CCOH Board.  The complaint further alleges that the Company, iHeartCommunications and the Sponsor defendants were unjustly enriched as a result of the unfairly favorable terms of the Third Amendment.  The plaintiff is seeking, among other things, a ruling that the defendants breached their fiduciary duties to CCOH, a modification of the Third Amendment to bear a commercially reasonable rate of interest, and an order requiring disgorgement of all profits, benefits and other compensation obtained by defendants as a result of the alleged breaches of fiduciary duties.
On March 7, 2018, the defendants filed a motion to dismiss plaintiff's verified derivative complaint for failure to state a claim upon which relief can be granted. On March 16, 2018, iHeartMedia filed a Notice of Suggestion of Pendency of Bankruptcy and Automatic Stay of Proceedings. On May 4, 2018, plaintiff filed its response to the motion to dismiss.
China Investigation
Several employees of Clear Media Limited, an indirect, non-wholly-owned subsidiary of the Company whose ordinary shares are listed, but are currently suspended from trading on, the Hong Kong Stock Exchange, are subject to an ongoing police investigation in China for misappropriation of funds. The police investigation is on-going, and the Company is not aware of any litigation, claim or assessment pending against the Company. Based on information known to date, the Company believes any contingent liabilities arising from potential misconduct that has been or may be identified by the investigations are not material to the Company's consolidated financial statements.
The Company advised both the United States Securities and Exchange Commission and the United States Department of Justice of the investigation at Clear Media Limited and is cooperating to provide information in response to inquiries from the agencies. The Clear Media Limited investigation could implicate the books and records, internal controls and anti-bribery provisions of the U.S. Foreign Corrupt Practices Act, which statute and regulations provide for potential monetary penalties as well as criminal and

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

civil sanctions. It is possible that monetary penalties and other sanctions could be assessed on the Company in connection with this matter. The nature and amount of any monetary penalty or other sanctions cannot reasonably be estimated at this time.
NOTE 6 — RELATED PARTY TRANSACTIONS
The Company records net amounts due from iHeartCommunications as “Due from iHeartCommunications” on the consolidated balance sheets.  The amounts represent the revolving promissory note issued by the Company to iHeartCommunications and the revolving promissory note issued by iHeartCommunications to the Company in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances.  The amounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand or when they mature on May 15, 2019.

Included in the amounts are the net activities resulting from day-to-day cash management services provided by iHeartCommunications.  As a part of these services, the Company maintains collection bank accounts swept daily into accounts of iHeartCommunications (after satisfying the funding requirements of the Trustee Accounts under the CCWH Senior Notes and the CCWH Subordinated Notes and the Company’s controlled disbursement accounts as checks or electronic payments are presented for payment).  The Company’s claim in relation to cash transferred from its concentration account is on an unsecured basis and is limited to the balance of the “Due from iHeartCommunications” account.
As of March 31, 2018 and December 31, 2017, the asset recorded in “Due from iHeartCommunications” on the consolidated balance sheet was $154.8 million and $212.0 million, respectively.  On March 14, 2018, iHeartMedia, iHeartCommunications and certain of iHeartMedia's direct and indirect domestic subsidiaries, not including the Company or any of its subsidiaries (collectively, the "Debtors"), filed voluntary petitions for relief (the "iHeart Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court"). As an unsecured creditor of iHeartCommunications, the Company does not expect that the Company will be able to recover all of the amounts owed under the Due from iHeartCommunications Note upon the implementation of any plan of reorganization that is ultimately accepted by the requisite creditors and approved by the Bankruptcy Court. As a result, the Company recognized a loss of $855.6 million on the Due from iHeartCommunications Note during the fourth quarter of 2017 to reflect the estimated recoverable amount of the note as of December 31, 2017, based on management's best estimate of the cash settlement amount. In addition, starting January 1, 2018 the Company ceased recording interest income on the balance due from iHeartCommunications as the collectability of the interest was not considered probable. As a result of the $855.6 million allowance on the Due from iHeartCommunications Note and the $21.3 million reserve recognized in relation to interest incurred during the three months ended March 31, 2018, the amount outstanding of $1,031.7 million as of March 31, 2018 was reduced to $154.8 million as of March 31, 2018. The final settlement amount of the Due from iHeartCommunications note is expected to be negotiated as part of iHeartCommunications' bankruptcy proceedings. The final settlement amount may differ from the estimated recoverable amount of $154.8 million.
The terms of the Due from iHeartCommunications Note provide that any balance over $1.0 billion accrues at an interest rate equal to the average yield of the nearest dated reference security, capped at 20%. As of March 31, 2018, the balance outstanding on the "Due from iHeartCommunications" exceeded $1.0 billion and therefore the interest rate applied to $1.0 billion of the balance outstanding was 9.3%.  The interest rate applied to the remaining balance was 20.0%. As noted above, no interest income was recorded during the three months ended March 31, 2018. The Company recognized interest income in the three months ended March 31, 2017 of $14.8 million.
Pursuant to a final order entered by the Bankruptcy Court, as of March 14, 2018, the actual pre-bankruptcy balance of the Due from iHeartCommunications Note is frozen, and following March 14, 2018, intercompany allocations that would have been reflected in adjustments to the balance of the Due from iHeartCommunications Note are instead reflected in a new intercompany balance that accrues interest at a rate equal to the interest under the Due from iHeartCommunications Note. The $3.4 million owed by the Company to iHeartCommunications as of March 31, 2018 is reflected as "Due to iHeartCommunications, post iHeart Chapter 11 Cases" on the Company's Consolidated Balance Sheet.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company provides advertising space on its billboards for iHeartMedia, Inc. and for radio stations owned by iHeartMedia, Inc. For the three months ended March 31, 2018 and 2017, the Company recorded $1.5 million and $1.8 million, respectively, in revenue for these advertisements.
Under the Corporate Services Agreement between iHeartCommunications and the Company, iHeartCommunications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) certain executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services.  These services are charged to the Company based on actual direct costs incurred or allocated by iHeartCommunications based on headcount, revenue or other factors on a pro rata basis. For the three months ended March 31, 2018 and 2017, the Company recorded $17.2 million and $16.2 million, respectively, as a component of corporate expenses for these services. The iHeart Chapter 11 Cases could materially impact iHeartCommunications' ability to provide these services to us, which could cause significant uncertainties for us and disrupt our operations and/or adversely affect our rights under the Corporate Services Agreement and the other intercompany agreements.
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

Pursuant to the Employee Matters Agreement, the Company’s employees participate in iHeartCommunications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan.  For the three months ended March 31, 2018 and 2017, the Company recorded $2.3 million and $2.4 million, respectively, as a component of selling, general and administrative expenses for these services.
NOTE 7 – INCOME TAXES

Income Tax Benefit (Expense)

The Company’s income tax benefit (expense) for the three months ended March 31, 2018 and 2017 consisted of the following components:

(In thousands)	Three Months Ended March 31,
	2018	2017
Current tax benefit (expense)	$(25,121)	$6,258
Deferred tax benefit (expense)	(20,246)	15,579
Income tax benefit (expense)	$(45,367)	$21,837

The effective tax rate for the three months ended March 31, 2018 was (52.8)%. The effective rate was primarily impacted by the valuation allowance recorded against deferred tax assets resulting from current period net operating losses in U.S. federal, state and certain foreign jurisdictions due to uncertainty regarding the Company's ability to realize those assets in future periods.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On December 22, 2017, the U.S. government enacted comprehensive income tax legislation, referred to as The Tax Cuts and Jobs Act (the Tax Act) which reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. During the three months ended March 31, 2018, adjustments to the provisional income tax benefit recorded in December 2017 from the enactment of the Tax Act were not material.  At March 31, 2018, we have not yet completed our accounting for the income tax effects of the Tax Act, but have made reasonable estimates of those effects on our existing deferred income tax balances.  The final financial statement impact of the Tax Act may differ from our previously recorded estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, and changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates to estimates the company has utilized to calculate the provisional impacts. The Securities and Exchange Commission (SEC) has issued rules that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related income tax impacts.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The following table shows the changes in stockholders’ equity (deficit) attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total, ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances as of January 1, 2018	$(1,998,445)	$157,040	$(1,841,405)
Net loss	(126,932)	(4,416)	(131,348)
Dividends paid	(29,995)	—	(29,995)
Payments to noncontrolling interests	—	(97)	(97)
Share-based compensation	1,800	306	2,106
Foreign currency translation adjustments	2,001	5,236	7,237
Unrealized holding loss on marketable securities	(90)	—	(90)
Reclassification adjustments	—	—	—
Other, net	(17)	—	(17)
Balances as of March 31, 2018	$(2,151,678)	$158,069	$(1,993,609)

Balances as of January 1, 2017	$(1,080,812)	$149,886	$(930,926)
Net loss	(29,001)	(1,995)	(30,996)
Dividends declared	(282,486)	—	(282,486)
Payments from noncontrolling interests	—	826	826
Share-based compensation	2,230	129	2,359
Disposal of noncontrolling interest	—	(1,046)	(1,046)
Foreign currency translation adjustments	12,176	(2,523)	9,653
Unrealized holding loss on marketable securities	(57)	—	(57)
Reclassification adjustments	(1,644)	—	(1,644)
Other, net	(85)	(137)	(222)
Balances as of March 31, 2017	$(1,379,679)	$145,140	$(1,234,539)

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
On January 5, 2018, the board of directors of the Company declared a special cash dividend paid on January 24, 2018 to Class A and Class B stockholders of record at the closing of business on January 19, 2018, in an aggregate amount equal to $30.0 million. iHeartCommunications received approximately 89.5%, or approximately $26.8 million, of the proceeds of the dividend through its wholly-owned subsidiaries. The remaining approximately 10.5% of the proceeds of the dividend, or approximately $3.2 million, was paid to the Company's public stockholders.

COMPUTATION OF LOSS PER SHARE

(In thousands, except per share data)	Three Months Ended March 31,
	2018	2017
NUMERATOR:
Net loss attributable to the Company – common shares	$(126,932)	$(29,001)

DENOMINATOR:
Weighted average common shares outstanding - basic	361,515	360,754
Stock options and restricted stock(1)	—	—
Weighted average common shares outstanding - diluted	361,515	360,754

Net loss attributable to the Company per common share:
Basic	$(0.35)	$(0.08)
Diluted	$(0.35)	$(0.08)

(1)
Outstanding equity awards of 7.9 million and 7.2 million for the three months ended March 31, 2018 and 2017, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

NOTE 9 — OTHER INFORMATION
Other Comprehensive Income (Loss)
There was no change in deferred income tax liabilities resulting from adjustments to comprehensive loss for the three months ended March 31, 2018 and 2017.

NOTE 10 – SEGMENT DATA
The Company has two reportable segments, which it believes best reflect how the Company is currently managed – Americas and International.  The Americas segment consists of operations primarily in the United States and the International segment primarily includes operations in Europe, Asia and Latin America.  The Americas and International display inventory consists primarily of billboards, street furniture displays and transit displays.  Corporate includes infrastructure and support including information technology, human resources, legal, finance and administrative functions of each of the Company’s reportable segments, as well as overall executive, administrative and support functions.  Share-based payments are recorded in corporate expenses.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of January 1, 2018, the Company revised its segment reporting, as discussed in Note 1. The following table presents the Company's reportable segment results for the three months ended March 31, 2018 and 2017:

(In thousands)	Americas	International	Corporate and other reconciling items	Consolidated
Three Months Ended March 31, 2018
Revenue	$255,847	$342,864	$—	$598,711
Direct operating expenses	124,873	235,329	—	360,202
Selling, general and administrative expenses	48,950	78,458	—	127,408
Corporate expenses	—	—	35,435	35,435
Depreciation and amortization	44,504	38,565	991	84,060
Other operating expense, net	—	—	(54)	(54)
Operating income (loss)	$37,520	$(9,488)	$(36,480)	$(8,448)

Capital expenditures	$12,907	$15,272	$493	$28,672
Share-based compensation expense	$—	$—	$2,106	$2,106

Three Months Ended March 31, 2017
Revenue	$260,346	$284,380	$—	$544,726
Direct operating expenses	130,651	197,280	—	327,931
Selling, general and administrative expenses	50,378	65,396	—	115,774
Corporate expenses	—	—	34,540	34,540
Depreciation and amortization	42,816	33,152	1,526	77,494
Other operating income, net	—	—	32,611	32,611
Operating income (loss)	$36,501	$(11,448)	$(3,455)	$21,598

Capital expenditures	$13,588	$22,340	$416	$36,344
Share-based compensation expense	$—	$—	$2,359	$2,359

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – GUARANTOR SUBSIDIARIES

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

(In thousands)	March 31, 2018
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$2,304	$—	$15,490	$135,435	$—	$153,229
Accounts receivable, net of allowance	—	—	180,224	455,597	—	635,821
Intercompany receivables	—	781,444	2,893,271	79,300	(3,754,015)	—
Prepaid expenses	264	3,075	68,448	79,908	—	151,695
Other current assets	25,441	—	2,577	34,890	—	62,908
Total Current Assets	28,009	784,519	3,160,010	785,130	(3,754,015)	1,003,653
Structures, net	—	—	651,882	499,587	—	1,151,469
Other property, plant and equipment, net	—	—	116,548	97,062	—	213,610
Indefinite-lived intangibles	—	—	977,152	—	—	977,152
Other intangibles, net	—	—	245,252	24,047	—	269,299
Goodwill	—	—	507,819	210,848	—	718,667
Due from iHeartCommunications	154,758	—	—	—	—	154,758
Intercompany notes receivable	182,026	5,097,092	5,746	16,273	(5,301,137)	—
Other assets	336,110	106,036	1,331,326	70,945	(1,717,500)	126,917
Total Assets	$700,903	$5,987,647	$6,995,735	$1,703,892	$(10,772,652)	$4,615,525

Accounts payable	$—	$—	$29,162	$91,482	$—	$120,644
Intercompany payable	2,893,271	—	860,744	—	(3,754,015)	—
Accrued expenses	(11,573)	2,662	118,597	394,342	—	504,028
Deferred income	—	—	43,752	64,975	—	108,727
Current portion of long-term debt	—	—	138	349	—	487
Total Current Liabilities	2,881,698	2,662	1,052,393	551,148	(3,754,015)	733,886
Long-term debt	—	4,897,308	3,898	369,653	—	5,270,859
Intercompany notes payable	—	16,273	5,039,418	245,446	(5,301,137)	—
Due to iHeartCommunications, post iHeart Chapter 11 Cases	3,445	—	—	—	—	3,445
Deferred tax liability	(67,381)	853	457,644	(54,329)	—	336,787
Other long-term liabilities	1,362	—	138,352	124,443	—	264,157
Total stockholders' equity (deficit)	(2,118,221)	1,070,551	304,030	467,531	(1,717,500)	(1,993,609)
Total Liabilities and Stockholders' Equity (Deficit)	$700,903	$5,987,647	$6,995,735	$1,703,892	$(10,772,652)	$4,615,525

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	December 31, 2017
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$2,212	$—	$22,841	$119,066	$—	$144,119
Accounts receivable, net of allowance	—	—	192,493	466,970	—	659,463
Intercompany receivables	—	785,075	2,924,888	88,053	(3,798,016)	—
Prepaid expenses	291	3,433	50,028	58,124	—	111,876
Other current assets	25,441	—	2,552	30,721	—	58,714
Total Current Assets	27,944	788,508	3,192,802	762,934	(3,798,016)	974,172
Structures, net	—	—	675,443	505,439	—	1,180,882
Other property, plant and equipment, net	—	—	119,856	94,291	—	214,147
Indefinite-lived intangibles	—	—	977,152	—	—	977,152
Other intangibles, net	—	—	248,674	25,188	—	273,862
Goodwill	—	—	507,820	206,223	—	714,043
Due from iHeartCommunications	211,990	—	—	—	—	211,990
Intercompany notes receivable	182,026	5,087,742	12,437	16,273	(5,298,478)	—
Other assets	447,152	111,432	1,335,346	70,897	(1,840,293)	124,534
Total Assets	$869,112	$5,987,682	$7,069,530	$1,681,245	$(10,936,787)	$4,670,782

Accounts payable	$—	$—	$7,592	$80,368	$—	$87,960
Intercompany payable	2,924,888	—	873,128	—	(3,798,016)	—
Accrued expenses	1,167	(1,315)	91,325	418,624	—	509,801
Deferred income	—	—	25,278	33,900	—	59,178
Current portion of long-term debt	—	—	115	458	—	573
Total Current Liabilities	2,926,055	(1,315)	997,438	533,350	(3,798,016)	657,512
Long-term debt	—	4,895,104	1,820	369,229	—	5,266,153
Intercompany notes payable	—	16,273	5,046,119	236,086	(5,298,478)	—
Deferred tax liability	(93,111)	853	466,827	(56,462)	—	318,107
Other long-term liabilities	1,157	—	140,272	128,986	—	270,415
Total stockholders' equity (deficit)	(1,964,989)	1,076,767	417,054	470,056	(1,840,293)	(1,841,405)
Total Liabilities and Stockholders' Equity (Deficit)	$869,112	$5,987,682	$7,069,530	$1,681,245	$(10,936,787)	$4,670,782

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2018
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$253,663	$345,048	$—	$598,711
Operating expenses:
Direct operating expenses	—	—	123,345	236,857	—	360,202
Selling, general and administrative expenses	—	—	48,723	78,685	—	127,408
Corporate expenses	3,059	—	23,922	8,454	—	35,435
Depreciation and amortization	—	—	45,228	38,832	—	84,060
Other operating income (expense), net	(104)	—	(600)	650	—	(54)
Operating income (loss)	(3,163)	—	11,845	(17,130)	—	(8,448)
Interest (income) expense, net	(2)	88,169	388	8,709	—	97,264
Intercompany interest income	4,146	90,228	5,297	—	(99,671)	—
Intercompany interest expense	—	217	94,374	5,080	(99,671)	—
Equity in earnings (loss) of nonconsolidated affiliates	(114,934)	(5,019)	(4,789)	(127)	125,057	188
Other income, net	416	—	1,641	17,486	—	19,543
Loss before income taxes	(113,533)	(3,177)	(80,768)	(13,560)	125,057	(85,981)
Income tax benefit (expense)	(13,399)	(2,662)	(34,166)	4,860	—	(45,367)
Consolidated net loss	(126,932)	(5,839)	(114,934)	(8,700)	125,057	(131,348)
Less amount attributable to noncontrolling interest	—	—	—	(4,416)	—	(4,416)
Net loss attributable to the Company	$(126,932)	$(5,839)	$(114,934)	$(4,284)	$125,057	$(126,932)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	70	7,167	—	7,237
Unrealized holding loss on marketable securities	—	—	—	(90)	—	(90)
Equity in subsidiary comprehensive income	1,911	(377)	1,841	—	(3,375)	—
Comprehensive income (loss)	(125,021)	(6,216)	(113,023)	2,793	121,682	(119,785)
Less amount attributable to noncontrolling interest	—	—	—	5,236	—	5,236
Comprehensive loss attributable to the Company	$(125,021)	$(6,216)	$(113,023)	$(2,443)	$121,682	$(125,021)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2017
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$252,986	$291,740	$—	$544,726
Operating expenses:
Direct operating expenses	—	—	124,892	203,039	—	327,931
Selling, general and administrative expenses	—	—	48,471	67,303	—	115,774
Corporate expenses	3,927	—	22,281	8,332	—	34,540
Depreciation and amortization	—	—	43,517	33,977	—	77,494
Impairment charges	—	—	—	—	—	—
Other operating income (expense), net	(103)	—	32,603	111	—	32,611
Operating income (loss)	(4,030)	—	46,428	(20,800)	—	21,598
Interest (income) expense , net	(301)	88,331	(637)	5,240	—	92,633
Interest income on Due from iHeartCommunications	14,807	—	—	—	—	14,807
Intercompany interest income	4,065	85,102	15,018	—	(104,185)	—
Intercompany interest expense	14,807	57	89,167	154	(104,185)	—
Equity in loss of nonconsolidated affiliates	(32,636)	(21,289)	(25,700)	(875)	80,028	(472)
Other income (expense), net	5,447	—	(1,457)	(123)	—	3,867
Loss before income taxes	(26,853)	(24,575)	(54,241)	(27,192)	80,028	(52,833)
Income tax benefit (expense)	(2,148)	(1,107)	21,605	3,487	—	21,837
Consolidated net loss	(29,001)	(25,682)	(32,636)	(23,705)	80,028	(30,996)
Less amount attributable to noncontrolling interest	—	—	—	(1,995)	—	(1,995)
Net loss attributable to the Company	$(29,001)	$(25,682)	$(32,636)	$(21,710)	$80,028	$(29,001)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(226)	9,879	—	9,653
Unrealized holding loss on marketable securities	—	—	—	(57)	—	(57)
Other adjustments to comprehensive loss	—	—	—	(1,644)	—	(1,644)
Equity in subsidiary comprehensive income	10,475	5,199	10,701	—	(26,375)	—
Comprehensive loss	(18,526)	(20,483)	(22,161)	(13,532)	53,653	(21,049)
Less amount attributable to noncontrolling interest	—	—	—	(2,523)	—	(2,523)
Comprehensive loss attributable to the Company	$(18,526)	$(20,483)	$(22,161)	$(11,009)	$53,653	$(18,526)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2018
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(126,932)	$(5,839)	$(114,934)	$(8,700)	$125,057	$(131,348)
Reconciling items:
Depreciation and amortization	—	—	45,228	38,832	—	84,060
Deferred taxes	25,729	—	(9,182)	3,699	—	20,246
Provision for doubtful accounts	—	—	854	832	—	1,686
Amortization of deferred financing charges and note discounts, net	—	2,204	—	424	—	2,628
Share-based compensation	—	—	1,800	306	—	2,106
Gain on disposal of operating assets, net	—	—	(136)	(52)	—	(188)
Equity in (earnings) loss of nonconsolidated affiliates	114,934	5,019	4,789	127	(125,057)	(188)
Foreign exchange transaction gain	—	—	(41)	(19,559)	—	(19,600)
Other reconciling items, net	—	—	(562)	(497)	—	(1,059)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	—	—	11,886	24,431	—	36,317
(Increase) decrease in prepaids and other current assets	27	358	(19,065)	(19,743)	—	(38,423)
Increase (decrease) in accrued expenses	(12,620)	3,977	26,776	(44,965)	—	(26,832)
Increase in accounts payable	—	—	21,569	9,005	—	30,574
Increase in accrued interest	—	—	376	8,115	—	8,491
Increase in deferred income	—	—	16,740	30,644	—	47,384
Changes in other operating assets and liabilities	(1,981)	—	(870)	(7,977)	—	(10,828)
Net cash provided by (used for) operating activities	$(843)	$5,719	$(14,772)	$14,922	$—	$5,026
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(13,345)	(15,327)	—	(28,672)
Proceeds from disposal of assets	—	—	577	704	—	1,281
Purchases of other operating assets	—	—	—	(34)	—	(34)
Increase in intercompany notes receivable, net	—	(9,350)	—	—	9,350	—
Change in other, net	—	—	1	167	—	168
Net cash provided by (used for) investing activities	$—	$(9,350)	$(12,767)	$(14,490)	$9,350	$(27,257)
Cash flows from financing activities:
Draws on credit facilities	—	—	—	—	—	—
Payments on credit facilities	—	—	—	—	—	—
Proceeds from long-term debt	—	—	—	—	—	—
Payments on long-term debt	—	—	(34)	(121)	—	(155)
Net transfers to iHeartCommunications	60,677	—	—	—	—	60,677
Dividends and other payments to noncontrolling interests	—	—	—	(97)	—	(97)
Dividends paid	(29,910)	—	1,111	(1,111)	—	(29,910)
Increase in intercompany notes payable, net	—	—	—	9,350	(9,350)	—
Intercompany funding	(29,816)	3,631	19,111	7,074	—	—
Change in other, net	(16)	—	—	—	—	(16)
Net cash provided by financing activities	935	3,631	20,188	15,095	(9,350)	30,499
Effect of exchange rate changes on cash	—	—	—	3,292	—	3,292
Net increase (decrease) in cash and cash equivalents	92	—	(7,351)	18,819	—	11,560
Cash and cash equivalents at beginning of year	27,653	—	22,841	137,816	—	188,310
Cash and cash equivalents at end of year	$27,745	$—	$15,490	$156,635	$—	$199,870

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2017
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(29,001)	$(25,682)	$(32,636)	$(23,705)	$80,028	$(30,996)
Reconciling items:
Impairment charges	—	—	—	—	—	—
Depreciation and amortization	—	—	43,517	33,977	—	77,494
Deferred taxes	—	—	(13,828)	(1,751)	—	(15,579)
Provision for doubtful accounts	—	—	649	(128)	—	521
Amortization of deferred financing charges and note discounts, net	—	2,192	—	491	—	2,683
Share-based compensation	—	—	2,038	321	—	2,359
Gain on sale of operating and fixed assets	—	—	(32,609)	(713)	—	(33,322)
Equity in loss of nonconsolidated affiliates	32,636	21,289	25,700	875	(80,028)	472
Foreign exchange transaction gain	—	—	—	(3,534)	—	(3,534)
Other reconciling items, net	—	—	(1,294)	(184)	—	(1,478)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	—	—	21,796	15,256	—	37,052
Increase in prepaids and other current assets	(1,530)	—	(29,598)	(23,967)	—	(55,095)
Increase (decrease) in accrued expenses	1,422	(57,545)	42,311	(45,669)	—	(59,481)
Decrease in accounts payable	—	—	(7,038)	(8,468)	—	(15,506)
Increase in accrued interest	—	—	6	4,829	—	4,835
Increase in deferred income	—	—	12,211	32,021	—	44,232
Changes in other operating assets and liabilities	—	—	(1,811)	(2,556)	—	(4,367)
Net cash provided by (used for) operating activities	$3,527	$(59,746)	$29,414	$(22,905)	$—	$(49,710)
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(13,880)	(22,464)	—	(36,344)
Proceeds from disposal of assets	—	—	51,914	1,365	—	53,279
Purchases of other operating assets	—	—	—	(1,064)	—	(1,064)
Change in other, net	—	—	(1)	(213)	—	(214)
Net cash provided by (used for) investing activities	$—	$—	$38,033	$(22,376)	$—	$15,657
Cash flows from financing activities:
Payments on credit facilities	—	—	—	(375)	—	(375)
Payments on long-term debt	—	—	(22)	(141)	—	(163)
Net transfers from iHeartCommunications	(29,448)	—	—	—	—	(29,448)
Dividends and other payments from noncontrolling interests	—	—	—	826	—	826
Dividends paid	(281,673)	—	—	—	—	(281,673)
Intercompany funding	49,791	59,746	(112,373)	2,836	—	—
Change in other, net	(257)	—	—	—	—	(257)
Net cash provided by (used for) financing activities	(261,587)	59,746	(112,395)	3,146	—	(311,090)
Effect of exchange rate changes on cash	—	—	—	3,588	—	3,588
Net decrease in cash and cash equivalents	(258,060)	—	(44,948)	(38,547)	—	(341,555)
Cash and cash equivalents at beginning of year	300,285	—	61,542	201,322	—	563,149
Cash and cash equivalents at end of year	$42,225	$—	$16,594	$162,775	$—	$221,594

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Format of Presentation
Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes contained in Item 1 of this Quarterly Report on Form 10-Q.  Our discussion is presented on both a consolidated and segment basis.  All references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.  Our reportable segments are Americas outdoor advertising (“Americas”) and International outdoor advertising (“International”).  Our Americas and International segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types. Certain prior period amounts have been reclassified to conform to the 2018 presentation.

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

We re-evaluated our segment reporting and determined that our Latin America operations should be managed by our International leadership team. As such, beginning January 1, 2018, our Latin American operations are included in our International segment. Accordingly, we recast the corresponding segment disclosures for prior periods to include Latin America within the International segment.

 Executive Summary
The key developments that impacted our business during the three months ended March 31, 2018 are summarized below:

•
Consolidated revenue increased $54.0 million during the three months ended March 31, 2018 compared to the same period of 2017. Excluding a $34.8 million impact from movements in foreign exchange rates, consolidated revenue increased $19.2 million during the three months ended March 31, 2018 compared to the same period of 2017, primarily due to revenue growth from our International segment, driven by China, Switzerland and Spain.

Revenues and expenses “excluding the impact of foreign exchange movements” in this MD&A are presented because management believes that viewing certain financial results without the impact of fluctuations in foreign currency rates facilitates period to period comparisons of business performance and provides useful information to investors.  Revenues and expenses “excluding the impact of foreign exchange movements” are calculated by converting the current period’s revenues and expenses in local currency to U.S. dollars using average foreign exchange rates for the prior period.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of our historical results of operations for the three months ended March 31, 2018 to the three months ended March 31, 2017 is as follows:

(In thousands)	Three Months Ended March 31,		%
	2018	2017	Change
Revenue	$598,711	$544,726	9.9%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	360,202	327,931	9.8%
Selling, general and administrative expenses (excludes depreciation and amortization)	127,408	115,774	10.0%
Corporate expenses (excludes depreciation and amortization)	35,435	34,540	2.6%
Depreciation and amortization	84,060	77,494	8.5%
Other operating income (expense), net	(54)	32,611
Operating income	(8,448)	21,598	(139.1)%
Interest expense	97,264	92,633
Interest income on Due from iHeartCommunications	—	14,807
Equity in income (loss) of nonconsolidated affiliates	188	(472)
Other income, net	19,543	3,867
Loss before income taxes	(85,981)	(52,833)
Income tax benefit (expense)	(45,367)	21,837
Consolidated net loss	(131,348)	(30,996)
Less amount attributable to noncontrolling interest	(4,416)	(1,995)
Net loss attributable to the Company	$(126,932)	$(29,001)

Consolidated Revenue
Consolidated revenue increased $54.0 million during the three months ended March 31, 2018 compared to the same period of 2017. Excluding a $34.8 million impact from movements in foreign exchange rates, consolidated revenue increased $19.2 million during the three months ended March 31, 2018 compared to the same period of 2017. The increase in consolidated revenue is due to revenue growth from our International business, driven by growth in China, Switzerland and Spain.
Consolidated Direct Operating Expenses
Consolidated direct operating expenses increased $32.3 million during the three months ended March 31, 2018 compared to the same period of 2017. Excluding a $24.6 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $7.7 million during the three months ended March 31, 2018 compared to the same period of 2017. Higher direct operating expenses in our International business, due primarily to revenue growth in China, Switzerland and Spain, was partially offset by lower direct operating expenses in our Americas business as a result of the sale of our business in Canada in 2017.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $11.6 million during the three months ended March 31, 2018 compared to the same period of 2017. Excluding a $8.2 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $3.4 million during the three months ended March 31, 2018 compared to the same period of 2017. SG&A expenses were higher primarily due to higher selling costs in China and Sweden, resulting from revenue growth.

Corporate Expenses
Corporate expenses increased $0.9 million during the three months ended March 31, 2018 compared to the same period of 2017 primarily due to consultation costs related to the ongoing investigation in China for misappropriation of funds. See Note 5 to our Consolidated Financial Statements located in Part I of this Quarterly Report on Form 10-Q.
Depreciation and Amortization
Depreciation and amortization increased $6.6 million during the three months ended March 31, 2018 compared to the same period in 2017, primarily due to asset acquisitions and the impact from movements in foreign exchange rates, partially offset by assets becoming fully depreciated or fully amortized.
Other operating income (expense), net
Other operating expense, net was $0.1 million for the three months ended March 31, 2018.
Other operating income, net was $32.6 million for the three months ended March 31, 2017, primarily related to the sale of the Americas Indianapolis market exchanged for certain assets in Atlanta, Georgia, plus $43.0 million in cash, net of closing costs, resulting in a net gain of $28.6 million.
Interest Expense
Interest expense increased $4.6 million during the three months ended March 31, 2018 compared to the same period of 2017, primarily due to the issuance by Clear Channel International B.V. ("CCIBV"), our indirect subsidiary, of $150.0 million in aggregate principal amount of 8.75% Senior Notes due 2020 as additional notes under the indenture governing CCIBV's existing 8.75% Senior Notes due 2020 during the third quarter of 2017.
Interest Income on Due from iHeartCommunications
Interest income decreased $14.8 million during the three months ended March 31, 2018 compared to the same period of 2017 due to a reserve of $21.3 million recognized against interest income earned during the three months March 31, 2018, in conjunction with the write-down of the Due from iHeartCommunications Note during the fourth quarter of 2017. See Note 6 to our Consolidated Financial Statements located in Part I of this Quarterly Report on Form 10-Q.

Other income, net
Other income, net of $19.5 million recognized in the three months ended March 31, 2018 related primarily to net foreign exchange gains recognized in connection with intercompany notes denominated in foreign currencies.

Other income, net of $3.9 million recognized in the three months ended March 31, 2017 related primarily to net foreign exchange losses recognized in connection with intercompany notes denominated in foreign currencies, particularly euro denominated notes payable by one of our United Kingdom subsidiaries.

Income tax expense
Our operations are included in a consolidated income tax return filed by iHeartMedia.  However, for our financial statements, our provision for income taxes was computed as if we file separate consolidated federal income tax returns with our subsidiaries.

The effective tax rate for the three months ended March 31, 2018 was (52.8)%. The effective rate was primarily impacted by the valuation allowance recorded against deferred tax assets resulting from current period net operating losses in U.S. federal, state and certain foreign jurisdictions due to uncertainty regarding the Company's ability to realize those assets in future periods.

The effective tax rate for the three months ended March 31, 2017 was 41.3%. The effective rate for the three months ended March 31, 2017 was primarily impacted by the Company's inability to benefit from losses in certain foreign jurisdictions due to uncertainty regarding the ability to utilize those losses in future periods.

Americas Outdoor Advertising Results of Operations

Our Americas outdoor operating results were as follows:

(In thousands)	Three Months Ended March 31,		%
	2018	2017	Change
Revenue	$255,847	$260,346	(1.7)%
Direct operating expenses	124,873	130,651	(4.4)%
SG&A expenses	48,950	50,378	(2.8)%
Depreciation and amortization	44,504	42,816	3.9%
Operating income	$37,520	$36,501	2.8%

Three Months
Americas revenue decreased $4.5 million during the three months ended March 31, 2018 compared to the same period of 2017. The decrease in revenue was primarily due to a $4.7 million decrease in revenue resulting from the sale of our Canadian outdoor business during the third quarter of 2017 and a decrease in airport revenue. The decrease in revenue was partially offset by an increase in digital and print revenue.

Americas direct operating expenses decreased $5.8 million during the three months ended March 31, 2018 compared to the same period of 2017. The decrease was driven by a $3.9 million decrease in direct operating expenses resulting from the sale of our Canadian outdoor market and lower fixed site lease expenses. Americas SG&A expenses decreased $1.4 million during the three months ended March 31, 2018 compared to the same period of 2017 primarily due to a $1.5 million decrease in SG&A expenses resulting from the sale of our Canadian outdoor market.

International Outdoor Advertising Results of Operations

Our International operating results were as follows:

(In thousands)	Three Months Ended March 31,		%
	2018	2017	Change
Revenue	$342,864	$284,380	20.6%
Direct operating expenses	235,329	197,280	19.3%
SG&A expenses	78,458	65,396	20.0%
Depreciation and amortization	38,565	33,152	16.3%
Operating income	$(9,488)	$(11,448)	(17.1)%

Three Months
International revenue increased $58.5 million during the three months ended March 31, 2018 compared to the same period of 2017. Excluding the $34.8 million impact from movements in foreign exchange rates, International revenue increased $23.7 million during the three months ended March 31, 2018 compared to the same period of 2017. The increase in revenue is due to growth in China, Switzerland, Spain and Sweden, primarily from new deployments and digital expansion.

International direct operating expenses increased $38.0 million during the three months ended March 31, 2018 compared to the same period of 2017. Excluding the $24.6 million impact from movements in foreign exchange rates, International direct operating expenses increased $13.4 million during the three months ended March 31, 2018 compared to the same period of 2017. The increase was driven by higher site lease expenses related to new contracts in countries experiencing revenue growth. International SG&A expenses increased $13.1 million during the three months ended March 31, 2018 compared to the same period of 2017. Excluding the $8.2 million impact from movements in foreign exchange rates, International SG&A expenses increased $4.9 million during the three months ended March 31, 2018 compared to the same period of 2017. The increase in SG&A expenses was primarily due to higher expenses in China and Sweden.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Three Months Ended March 31,
	2018	2017
Americas advertising	$37,520	$36,501
International advertising	(9,488)	(11,448)
Other operating income (loss), net	(54)	32,611
Impairment charges	—	—
Corporate and other (1)	(36,426)	(36,066)
Consolidated operating income	$(8,448)	$21,598

(1)	Corporate and other includes expenses related to Americas and International as well as overall executive, administrative and support functions.

Share-Based Compensation Expense
We have granted restricted stock, restricted stock units and options to purchase shares of our Class A common stock to certain key individuals under our equity incentive plans. Certain employees receive equity awards pursuant to our equity incentive plans.  As of March 31, 2018, there was $11.4 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately 2.6 years.

Share-based compensation expenses are recorded in corporate expenses and were $2.1 million and $2.4 million for the three months ended March 31, 2018 and 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following discussion highlights cash flow activities during the three months ended March 31, 2018 and 2017:

(In thousands)	Three Months Ended March 31,
	2018	2017
Cash provided by (used for):
Operating activities	$5,026	$(49,710)
Investing activities	$(27,257)	$15,657
Financing activities	$30,499	$(311,090)

Operating Activities
Cash provided by operating activities was $5.0 million during the three months ended March 31, 2018 compared to $49.7 million of cash used for operating activities during the three months ended March 31, 2017.  The increase in cash provided by operating activities is primarily attributed to changes in working capital balances, particularly accounts payable and accrued expenses, which were affected by the timing of payments. Cash paid for interest for the three months ended March 31, 2018 and March 31, 2017 was $86.1 million and $86.8 million, respectively.
Investing Activities
Cash used for investing activities of $27.3 million during the three months ended March 31, 2018 primarily reflected our capital expenditures of $28.7 million. We spent $12.9 million in our Americas segment primarily related to the construction of new advertising structures, such as digital boards, $15.3 million in our International segment primarily related to street furniture and transit advertising structures, including digital displays, and $0.5 million in Corporate primarily related to equipment and software purchases.
Cash provided by investing activities of $15.7 million during the three months ended March 31, 2017 primarily reflected net cash proceeds from the sale of our outdoor Indianapolis market of $43.0 million. Those sale proceeds were partially offset by our capital expenditures of $36.3 million.  We spent $13.6 million in our Americas segment primarily related to the construction of new advertising structures such as digital displays, $22.3 million in our International segment primarily related to street furniture and transit advertising structures and $0.4 million in Corporate primarily related to equipment and software purchases.
Financing Activities
Cash provided by financing activities of $30.5 million during the three months ended March 31, 2018 primarily reflected net transfers of $60.7 million in cash from iHeartCommunications, which represents the activity in the “Due from iHeartCommunications” account, partially offset by cash dividends paid of $29.9 million.
Cash used for financing activities of $311.1 million during the three months ended March 31, 2017 primarily reflected a cash dividend of $282.5 million and net transfers of $29.4 million in cash to iHeartCommunications, which represents the activity in the “Due from iHeartCommunications” account.

Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, cash flow from operations, the cash from the intercompany arrangement with iHeartCommunications described below and borrowing capacity under our senior revolving credit facility.  As of March 31, 2018, we had $153.2 million of cash on our balance sheet, including $135.4 million of cash held outside the U.S. by our subsidiaries, a portion of which is held by non-wholly owned subsidiaries or is otherwise subject to certain restrictions and not readily accessible to us.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States, except that excess cash from our foreign operations may be transferred to our operations in the United States if needed to fund operations in the United States, subject to the foreseeable cash needs of our foreign operations and the mutual agreement of us and iHeartCommunications.  If any excess cash held by our foreign subsidiaries is needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant deficits, as calculated for tax law purposes, in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.
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
Historically, repayments of amounts outstanding under the Due from iHeartCommunications Note has been a source of liquidity for us. On March 14, 2018, iHeartMedia, iHeartCommunications and certain of iHeartMedia's direct and indirect domestic subsidiaries, not including the Company or any of its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (“the iHeart Chapter 11 Cases”). It is still early in the iHeart Chapter 11 Cases, and we cannot predict at this time the outcome of iHeartCommunications' efforts to restructure its indebtedness. As an unsecured creditor of iHeartCommunications, we do not expect that we will be able to recover all of the amounts owed to us under the Due from iHeartCommunications Note upon the implementation of any plan of reorganization that is ultimately accepted by the requisite creditors and approved by the Bankruptcy Court. Consequently, the amounts owed under the Due from iHeartCommunications Note may not continue to be a source of liquidity for us in the future.

The settlement of the Due from iHeartCommunications Note is expected to be addressed in the plan of reorganization in the iHeart Chapter 11 Cases. See "--Promissory Notes with iHeartCommunications" below.
iHeartCommunications provides the day-to-day cash management services for our cash activities and balances in the U.S. We do not have any material committed external sources of capital other than iHeartCommunications, and iHeartCommunications is not required to provide us with funds to finance our working capital or other cash requirements. We have no access to the cash transferred from us to iHeartCommunications under the cash management arrangement. As of March 31, 2018, iHeartCommunications had $297.4 million recorded as “Cash and cash equivalents” on its consolidated balance sheets, of which $153.2 million was held by us and our subsidiaries. Pursuant to a final order entered by the Bankruptcy Court, as of March 14, 2018, the actual pre-iHeart bankruptcy balance of the Due from iHeartCommunications Note is frozen, and following March 14, 2018, intercompany allocations that would have been reflected in adjustments to the balance of the Due from iHeartCommunications Note are instead reflected in a new intercompany balance that accrues interest at a rate equal to the interest under the Due from iHeart Communications Note. The Bankruptcy Court approved a final order to allow iHeartCommunications to continue to provide the day-to-day cash management services for us during the iHeart Chapter 11 Cases and we expect it to continue to do so until such arrangements are addressed through the iHeart Chapter 11 Cases. We are an unsecured creditor of iHeartCommunications with respect to amounts owed under the Due from iHeartCommunications Note. It is still early in the iHeart Chapter 11 Cases, and we cannot predict at this time the outcome of iHeartCommunications' efforts to restructure its indebtedness. We do not expect to recover all of the amounts owed to us under the Due from iHeartCommunications Note upon the implementation of any plan of reorganization that is ultimately accepted by the requisite majority of creditors and approved by the Bankruptcy Court. If we do not recognize the expected recovery under the Due from iHeartCommunications Note, or if we cannot generate sufficient liquidity from our operations or other sources on a timely basis, we could experience a liquidity shortfall. In addition, any repayments that we received on the Due from iHeartCommunications Note during the one-year preference period prior to the filing of the iHeart Chapter 11 Cases may potentially be avoidable as a preference and subject to recovery by the iHeartCommunications bankruptcy estate, which could further exacerbate any liquidity shortfall. As of March 31, 2018, we owed $3.4 million to iHeartCommunications under the intercompany arrangement with iHeartCommunications.
We were in compliance with the covenants contained in our material financing agreements as of March 31, 2018.  Our ability to comply with the maintenance covenant in our senior secured credit facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions.
We frequently evaluate strategic opportunities both within and outside our existing lines of business.  We expect from time to time to dispose of certain businesses and may pursue acquisitions.  These dispositions or acquisitions could be material.
Sources of Capital
As of March 31, 2018 and December 31, 2017, we had the following debt outstanding, cash and cash equivalents, amounts due (to)/from/to iHeartCommunications:

(In millions)	March 31, 2018	December 31, 2017
Clear Channel Worldwide Holdings Senior Notes due 2022	$2,725.0	$2,725.0
Clear Channel Worldwide Holdings Senior Subordinated Notes due 2020	2,200.0	2,200.0
Senior Revolving Credit Facility due 2018(1)	—	—
Clear Channel International B.V. Senior Notes due 2020	375.0	375.0
Other debt	4.4	2.4
Original issue discount	(0.4)	(0.2)
Long-term debt fees	(32.7)	(35.5)
Total debt	5,271.3	5,266.7
Less: Cash and cash equivalents	153.2	144.1
Less: Due from iHeartCommunications	154.8	212.0
Less: Due to iHeartCommunications, post iHeart Chapter 11 Cases	(3.4)	—
	$4,966.7	$4,910.6
 (1) The senior revolving credit facility provides for borrowings up to $75.0 million (the revolving credit commitment). As of March 31, 2018, we had $66.5 million of letters of credit outstanding, and $8.5 million of availability, under the senior revolving credit facility. The facility matures on August 22, 2018, and we are in advanced negotiations with potential lenders to refinance the existing credit facility prior to its maturity.
We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities.  Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Promissory Notes with iHeartCommunications
We maintain accounts that represent net amounts due to or from iHeartCommunications, which are recorded as “Due from iHeartCommunications” on our consolidated balance sheets.  On November 29, 2017, we amended the Due from iHeartCommunications Note to extend the maturity date to May 15, 2019 and to increase the interest rate from 6.5% to 9.3%. The accounts represent our revolving promissory note issued by us to iHeartCommunications and the revolving promissory note issued by iHeartCommunications to us, in each case in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances.  The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand or when they mature on May 15, 2019.  Included in the accounts are the net activities resulting from day-to-day cash management services provided by iHeartCommunications.  Such day-to-day cash management services relate only to our cash activities and balances in the U.S. and exclude any cash activities and balances of our non-U.S. subsidiaries.  As of March 31, 2018 and December 31, 2017, the asset recorded in “Due from iHeartCommunications” on our consolidated balance sheet was $154.8 million and $212.0 million, respectively.  At March 31, 2018, the principal amount outstanding under the Due from iHeartCommunications Note was $1,031.7 million. As a result of the iHeart Chapter 11 Cases, we recognized a loss of $855.6 million on the Due from iHeartCommunications Note during the fourth quarter of 2017 to reflect the estimated recoverable amount of the note as of March 31, 2018, based on management's best estimate of the cash settlement amount. In addition, starting January 1, 2018 the Company ceased recording interest income on the amount due from iHeartCommunications, which amounted to $21.3 million for the three months ended March 31, 2018, as the collectability of the interest was not considered probable. As of March 31, 2018, we had no borrowings under the revolving promissory note to iHeartCommunications, and we owed $3.4 million to iHeartCommunications under the intercompany arrangement with iHeartCommunications.
In accordance with the terms of the settlement for the derivative litigation filed by our stockholders regarding the Due from iHeartCommunications Note, as previously disclosed, we established a committee of our board of directors, consisting of our independent and disinterested directors, for the specific purpose of monitoring the Due from iHeartCommunications Note.  This committee has the non-exclusive authority to demand payments under the Due from iHeartCommunications Note under certain specified circumstances tied to iHeartCommunications’ liquidity or the amount outstanding under the Due from iHeartCommunications Note, as long as our board of directors declares a simultaneous dividend equal to the amount so demanded.  The committee last made a demand under the Due from iHeartCommunications Note on August 11, 2014.  As of May 22, 2018, the committee has the right pursuant to the terms of the settlement of the derivative litigation filed by our stockholders regarding the Due from iHeartCommunications Note but not the obligation, to make a demand on the Due from iHeartCommunications Note; however, as described below, the balance of the Due from iHeartCommunications Note is currently frozen and any payment pursuant to such demand would be subject to the approval of the Bankruptcy Court.
Pursuant to an order entered by the Bankruptcy Court, as of March 14, 2018, the balance of the Due from iHeartCommunications Note is frozen, and following March 14, 2018, intercompany allocations that would have been reflected in adjustments to the balance of the Due from iHeartCommunications Note are instead reflected in an intercompany balance that accrues interest at a rate equal to the interest under the Due from iHeartCommunications Note. Our board of directors has established a special committee consisting of our independent directors to consider, review and negotiate certain transactions between iHeartCommunications and CCOH in connection with the iHeart Chapter 11 Cases, and discussions regarding the outcome of the Due from iHeartCommunications Note are ongoing. On March 16, 2018, iHeartMedia and the other Debtors and certain creditors and equity holders entered into a Restructuring Support Agreement (the “iHeart RSA”) with certain creditors and equityholders. The iHeart RSA contemplates that our business will be separated from iHeartCommunications at the conclusion of the iHeart Chapter 11 Cases and that the Due from iHeartCommunications Note will receive treatment in a form and substance acceptable to the Debtors, to the Company and to certain consenting senior creditors of iHeartCommunications, which treatment will be set forth in a plan of reorganization and approved by the Bankruptcy Court. It is still early in the iHeart Chapter 11 Cases, and we cannot predict at this time the outcome of iHeartCommunications' efforts to restructure its indebtedness. As an unsecured creditor of iHeartCommunications, we do not expect that we will be able to recover all of the amounts owed to us under the Due from iHeartCommunications Note upon the implementation of any plan of reorganization that is ultimately accepted by the requisite majority of creditors and approved by the Bankruptcy Court. As a result, we recognized a loss of $855.6 million on the Due from iHeartCommunications Note during the fourth quarter of 2017 to reflect an estimated recoverable amount of the note, based on management's best estimate of the cash settlement amount. As a result of the $855.6 million allowance on the Due from iHeartCommunications Note and the repayment of $35.9 million under the Due from iHeartCommunications Note between December 31, 2017 and March 14, 2018, the asset recorded in “Due from iHeartCommunications” on the consolidated balance sheet was $154.8 million as of March 31, 2018. We may not have the "Due from iHeartCommunications" asset available to us in the future as a source of liquidity for ongoing working capital, capital expenditure, debt service and other funding requirements.
No interest income was recognized on the Due from iHeartCommunications Note for the three months ended March 31, 2018. Interest income of $14.8 million was recognized on the Due from iHeartCommunications Note for the three months ended March 31, 2017. At March 31, 2018, the fixed interest rate on $1.0 billion of the “Due from iHeartCommunications” account was 9.3% and the interest rate on the remaining balance was 20.0%. If the outstanding balance on the Due from iHeartCommunications Note exceeds $1.0 billion and under certain other circumstances tied to iHeartCommunications’ liquidity, the rate will be variable but will in no event be less than 9.3% nor greater than 20%.
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
 Clear Channel Worldwide Holdings Senior Notes
As of March 31, 2018, the CCWH senior notes represented $2.7 billion aggregate principal amount of indebtedness outstanding, which consisted of $735.75 million aggregate principal amount of 6.5% Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and $1,989.25 million aggregate principal amount of 6.5% Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes” and, together with the Series A CCWH Senior Notes, the “CCWH Senior Notes”). The CCWH Senior Notes are guaranteed by us, Clear Channel Outdoor, Inc. (“CCOI”) and certain of our direct and indirect subsidiaries.
 The Series A CCWH Senior Notes indenture and the Series B CCWH Senior Notes indenture restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test. Under this test, in order to incur additional indebtedness, our debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively, and in order to incur additional indebtedness that is subordinated to the CCWH Senior Notes, our debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1. The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B CCWH Senior Notes indenture also restricts our ability to pay dividends, but permits us to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if our debt to adjusted EBITDA ratios (as defined by the indenture) are lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively. The Series B CCWH Senior Notes indenture also contains certain other exceptions that allow us to pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by us of amounts outstanding under the Due from iHeartCommunications Note. We have used substantially all of the $525.0 million general restricted payments basket in the Series B CCWH Senior Notes indenture. The Series A CCWH Senior Notes indenture does not limit our ability to pay dividends.
Our consolidated leverage ratio, defined as total debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 8.8:1 as of March 31, 2018, and senior leverage ratio, defined as senior debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 4.5:1 as of March 31, 2018. As required by the definition of EBITDA in the CCWH Senior Notes indentures, our EBITDA for the preceding four quarters of $604.1 million is calculated as operating income (loss) before depreciation, amortization, impairment charges and gains and losses on acquisitions and divestitures plus share-based compensation and is further adjusted for the following: (i) costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses; (iii) non-cash charges; and (iv) various other items. Because our consolidated leverage ratio exceeded the limit in the incurrence tests described above, we are not currently permitted to incur additional indebtedness using the incurrence test in the Series A CCWH Senior Notes indenture and the Series B CCWH Senior Notes indenture, and we are not currently permitted to pay dividends from the proceeds of indebtedness or the excess proceeds from asset sales under the Series B CCWH Senior Notes indenture. There are other exceptions in these indentures that allow us to incur additional indebtedness and pay dividends.

The following table reflects a reconciliation of EBITDA (as defined by the CCWH Senior Notes indentures) to operating income and net cash provided by operating activities for the four quarters ended March 31, 2018:

Four Quarters Ended
(In millions)	March 31, 2018
EBITDA (as defined by the CCWH Senior Notes indentures)	$604.1
Less adjustments to EBITDA (as defined by the CCWH Senior Notes indentures):
Costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities	(9.5)
Extraordinary, non-recurring or unusual gains or losses or expenses (as referenced in the definition of EBITDA in the CCWH Senior Notes indentures)	(22.6)
Non-cash charges	(15.4)
Other items	(2.3)
Less: Depreciation and amortization, Impairment charges, Gains and losses on acquisitions and divestitures and Share-based compensation expense	(351.9)
Operating income	202.4
Plus: Depreciation and amortization, Impairment charges, Gain (loss) on disposal of operating and fixed assets and Share-based compensation expense	349.8
Less: Interest expense	(385.8)
Plus: Interest income on Due from iHeartCommunications	54.1
Less: Current income tax expense	(62.3)
Plus: Other income, net	45.4
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	(31.4)
Change in assets and liabilities, net of assets acquired and liabilities assumed	31.5
Net cash provided by operating activities	$203.7
Clear Channel Worldwide Holdings Senior Subordinated Notes
As of March 31, 2018, the CCWH Subordinated Notes represented $2.2 billion aggregate principal amount of indebtedness outstanding, which consisted of $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes”).
 The Series A CCWH Subordinated Notes indenture and the Series B CCWH Subordinated Notes indenture restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test. In order to incur additional indebtedness under this test, our debt to adjusted EBITDA ratio (as defined by the indentures) must be lower than 7.0:1. The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B CCWH Subordinated Notes indenture also permits us to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if our debt to adjusted EBITDA ratio (as defined by the indenture) is lower than 7.0:1. Because our debt to adjusted EBITDA ratio exceeded the thresholds in the indentures as of March 31, 2018, we are not currently permitted to incur additional indebtedness using the incurrence test in the Series A CCWH Subordinated Notes Indenture and the Series B CCWH Subordinated Notes indenture, and we are not currently permitted to pay dividends from the proceeds of indebtedness or the excess proceeds from asset sales under the Series B CCWH Subordinated Notes indenture. The Series B CCWH Subordinated Notes indenture contains certain other exceptions that allow us to incur indebtedness and pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by us of amounts outstanding under the Due from iHeartCommunications Note. We have used substantially all of the $525.0 million general restricted payments basket in the Series B CCWH Senior Notes indenture. The Series A CCWH Subordinated Notes indenture does not limit our ability to pay dividends.

Senior Revolving Credit Facility Due 2018
During the third quarter of 2013, we entered into a five-year senior secured revolving credit facility with an aggregate principal amount of $75.0 million.  The revolving credit facility may be used for working capital needs, to issue letters of credit and for other general corporate purposes.  As of March 31, 2018, there were no amounts outstanding under the revolving credit facility, and $66.5 million of letters of credit under the revolving credit facility which reduce availability under the facility. The revolving credit facility contains a springing covenant that requires us to maintain a secured leverage ratio (as defined in the revolving credit facility) of not more than 1.5:1 that is tested at the end of a quarter if availability under the facility is less than 75% of the aggregate commitments under the facility.  We were in compliance with the secured leverage ratio covenant as of March 31, 2018.
The facility matures on August 22, 2018, and we are in advanced negotiations with potential lenders to refinance the existing credit facility prior to its maturity.
CCIBV Senior Notes
During the fourth quarter of 2015, CCIBV, an international subsidiary of ours, issued $225.0 million aggregate principal amount outstanding of its 8.75% Senior Notes due 2020 (“CCIBV Senior Notes”). During the third quarter of 2017, CCIBV issued $150.0 million in additional aggregate principal amount of 8.75% Senior Notes due 2020, bringing the total amount outstanding under the CCIBV Senior Notes as of March 31, 2018 to $375.0 million.
The indenture governing the CCIBV Senior Notes contains covenants that limit CCIBV’s ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) transfer or sell assets; (iv) create liens on assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of CCIBV’s assets.
Other Debt
Other debt consists primarily of capital leases and loans with international banks.  As of March 31, 2018, approximately $4.4 million was outstanding as other debt.
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
Uses of Capital
Special Dividends
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
On June 23, 2016, the United Kingdom (the "U.K.") held a referendum in which voters approved an exit of the U.K. from the European Union (the "E.U."), commonly referred to as "Brexit," and on March 29, 2017, the U.K. delivered formal notification of its intention to withdraw from the E.U. Our International segment is currently headquartered in the U.K. and transacts business in many key European markets including the U.K.  The announcement of Brexit caused the British pound currency rate to weaken against the U.S. dollar.  Further, Brexit may cause our U.K. customers to closely monitor their costs and reduce the amount they spend on advertising.  Any of these or similar effects of Brexit could adversely impact our business, operating results, cash flows and financial condition.

Foreign Currency Exchange Rate Risk
We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported a net loss of $7.7 million for the three months ended March 31, 2018.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net loss for the three months ended March 31, 2018 by $0.8 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three months ended March 31, 2018 would have increased our net loss for the three months ended March 31, 2018 by a corresponding amount.
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
A wide range of factors could materially affect future developments and performance, including but not limited to:

•	risks associated with weak or uncertain global economic conditions and their impact on the level of expenditures on advertising, including the effects of Brexit;

•	our ability to service our debt obligations and to fund our operations and capital expenditures;

•	industry conditions, including competition;

•	our dependence on our management team and other key individuals;

•	our ability to obtain key municipal concessions for our street furniture and transit products;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	shifts in population and other demographics;

•
other general economic and political conditions in the United States and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;

•	changes in labor conditions and management;

•	the impact of future dispositions, acquisitions and other strategic transactions;

•	legislative or regulatory requirements;

•	regulations and consumer concerns regarding privacy and data protection, and breaches of information security measures;

•	restrictions on outdoor advertising of certain products;

•	capital expenditure requirements;

•	fluctuations in exchange rates and currency values;

•	risks of doing business in foreign countries;

•	the identification of a material weakness in our internal control over financial reporting;

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

•	the obligations and restrictions imposed on us by our agreements with iHeartCommunications;

•	the risk that we may be unable to replace the services iHeartCommunications provides us in a timely manner or on comparable terms;

•	the risk that the iHeart Chapter 11 Cases may result in unfavorable tax consequences for us and impair our ability to utilize our federal income tax net operating loss carryforwards in future years;

•	the impact of our substantial indebtedness, including the effect of our leverage on our financial position and earnings;

•	the ability of our subsidiaries to dividend or distribute funds to us in order for us to repay our debts;

•	the restrictions contained in the agreements governing our indebtedness limiting our flexibility in operating our business;

•	the effect of credit ratings downgrades; and

•	certain other factors set forth in our other filings with the SEC.

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

ITEM 4.  CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC.  Based on that evaluation, although the Company continues to work to remediate the material weakness in internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2017, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018 at the reasonable assurance level.
Changes in Internal Controls Over Financial Reporting
Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)), management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
As explained in greater detail under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2017, we undertook a broad range of remedial procedures prior to May 22, 2018, the filing date of this report, to address the material weaknesses in our internal control over financial reporting identified as of December 31, 2017. Our efforts to improve our internal controls are ongoing and are focused on implementing additional controls to strengthen the cash management and reporting process at Clear Media Limited, our outdoor business in China. Therefore, while we determined, with the participation of our CEO and CFO, that there have been no changes in our internal control over financial reporting in the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we continue to monitor the operation of these remedial measures through the date of this report.
For a more comprehensive discussion of the material weaknesses in internal control over financial reporting identified by management as of December 31, 2017, and the remedial measures undertaken to address these material weaknesses, investors are encouraged to review Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
Stockholder Litigation

On May 9, 2016, a stockholder of the Company filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned GAMCO Asset Management Inc. v. iHeartMedia Inc. et al., C.A. No. 12312-VCS. The complaint named as defendants iHeartCommunications, Inc. (“iHeartCommunications”), the Company’s indirect parent company, iHeartMedia, Inc. (“iHeartMedia”), the parent company of iHeartCommunications, Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsor Defendants”), iHeartMedia’s private equity sponsors and majority owners, and the members of the Company’s board of directors. The Company also was named as a nominal defendant. The complaint alleged that the Company had been harmed by the intercompany agreements with iHeartCommunications, the Company’s lack of autonomy over its own cash and the actions of the defendants in serving the interests of iHeartMedia, iHeartCommunications and the Sponsor Defendants to the detriment of the Company and its minority stockholders. Specifically, the complaint alleged that the defendants breached their fiduciary duties by causing the Company to: (i) continue to loan cash to iHeartCommunications under the intercompany note at below-market rates; (ii) abandon its growth and acquisition strategies in favor of transactions that would provide cash to iHeartMedia and iHeartCommunications; (iii) issue new debt in the CCIBV note offering (the “CCIBV Note Offering”) to provide cash to iHeartMedia and iHeartCommunications through a dividend; and (iv) effect the sales of certain outdoor markets in the U.S. (the “Outdoor Asset Sales”) allegedly to provide cash to iHeartMedia and iHeartCommunications through a dividend. The complaint also alleged that iHeartMedia, iHeartCommunications and the Sponsor Defendants aided and abetted the directors’ breaches of their fiduciary duties. The complaint further alleged that iHeartMedia, iHeartCommunications and the Sponsor Defendants were unjustly enriched as a result of these transactions and that these transactions constituted a waste of corporate assets for which the defendants are liable to the Company. The plaintiff sought, among other things, a ruling that the defendants breached their fiduciary duties to the Company and that iHeartMedia, iHeartCommunications and the Sponsor Defendants aided and abetted the board of directors’ breaches of fiduciary duty, rescission of payments to iHeartCommunications and its affiliates pursuant to dividends declared in connection with the CCIBV Note Offering and Outdoor Asset Sales, and an order requiring iHeartMedia, iHeartCommunications and the Sponsor Defendants to disgorge all profits they have received as a result of the alleged fiduciary misconduct.
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
On March 7, 2018, the defendants filed a motion to dismiss plaintiff's verified derivative complaint for failure to state a claim upon which relief can be granted. On March 16, 2018, iHeartMedia filed a Notice of Suggestion of Pendency of Bankruptcy and Automatic Stay of Proceedings. On May 4, 2018, plaintiff filed its response to the motion to dismiss.
China Investigation
Several employees of Clear Media Limited, an indirect, non-wholly-owned subsidiary of the Company whose ordinary shares are listed, but are currently suspended from trading on, the Hong Kong Stock Exchange, are subject to an ongoing police investigation in China for misappropriation of funds. The police investigation is on-going, and the Company is not aware of any litigation, claim or assessment pending against the Company. Based on information known to date, the Company believes any contingent liabilities arising from potential misconduct that has been or may be identified by the investigations are not material to the Company's consolidated financial statements.

We advised both the United States Securities and Exchange Commission and the United States Department of Justice of the investigation at Clear Media Limited and is cooperating to provide information in response to inquiries from the agencies. The Clear Media Limited investigation could implicate the books and records, internal controls and anti-bribery provisions of the U.S. Foreign Corrupt Practices Act, which statute and regulations provide for potential monetary penalties as well as criminal and civil sanctions. It is possible that monetary penalties and other sanctions could be assessed on the Company in connection with this matter. The nature and amount of any monetary penalty or other sanctions cannot reasonably be estimated at this time.
ITEM 1A.  RISK FACTORS
For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017 (the "Annual Report"). There have not been any material changes in the risk factors disclosed in our Annual Report.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our purchases of shares of our Class A common stock made during the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	—	$—	—	$—
February 1 through February 28	5,782	4.65	—	—
March 1 through March 31	—	—	—	—
Total	5,782	$4.65	—	$—

(1)
The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended March 31, 2018 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

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

10.2
Waiver and Consent No. 1, dated as of March 28, 2018, by and among Clear Channel Outdoor Holdings, Inc., as borrower, the lenders party thereto, and Deutsche Bank AG New York Branch, in its capacity as administrative agent (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.'s Current Report on Form 8-K filed on April 2, 2018).

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

May 22, 2018	/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and
Assistant Secretary