Form 10-Q
period 2018-06-30
Clear Channel Outdoor Holdings, Inc.
filed 2018-07-31
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2018
- - - - - - - - - - - - - - - - - - - - - - - - - -	- - - - - - - - - - - - - - - - - - - - - - - - - -
Class A Common Stock, $.01 par value	49,035,565
Class B Common Stock, $.01 par value	315,000,000

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands, except share and per share data)	June 30, 2018	December 31, 2017
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$172,310	$144,119
Accounts receivable, net of allowance of $22,322 in 2018 and $22,487 in 2017	638,066	659,463
Prepaid expenses	132,463	111,876
Other current assets	61,500	58,714
Total Current Assets	1,004,339	974,172
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,084,611	1,180,882
Other property, plant and equipment, net	204,130	214,147
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles	977,152	977,152
Other intangibles, net	262,816	273,862
Goodwill	708,477	714,043
OTHER ASSETS
Due from iHeartCommunications, net of allowance of $855,648 in 2018 and 2017	154,758	211,990
Other assets	124,769	124,534
Total Assets	$4,521,052	$4,670,782
CURRENT LIABILITIES
Accounts payable	$105,369	$87,960
Accrued expenses	492,720	509,801
Deferred income	100,443	59,178
Current portion of long-term debt	429	573
Total Current Liabilities	698,961	657,512
Long-term debt	5,272,099	5,266,153
Due to iHeartCommunications, post iHeart Chapter 11 Cases	3,519	—
Deferred income taxes	365,906	318,107
Other long-term liabilities	259,519	287,304
Commitments and Contingent liabilities (Note 5)
STOCKHOLDERS’ DEFICIT
Noncontrolling interest	151,956	157,040
Preferred stock, par value $.01 per share, 150,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share, authorized 750,000,000 shares, issued 50,130,050 and 49,955,300 shares in 2018 and 2017, respectively	501	500
Class B common stock, par value $.01 per share, 600,000,000 shares authorized, 315,000,000 shares issued and outstanding	3,150	3,150
Additional paid-in capital	3,081,242	3,108,148
Accumulated deficit	(4,961,485)	(4,781,245)
Accumulated other comprehensive loss	(347,814)	(340,094)
Cost of shares (1,094,485 in 2018 and 946,415 in 2017) held in treasury	(6,502)	(5,793)
Total Stockholders’ Deficit	(2,078,952)	(1,858,294)
Total Liabilities and Stockholders’ Deficit	$4,521,052	$4,670,782

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$711,980	$672,319	$1,310,691	$1,217,045
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	372,936	352,748	734,538	682,406
Selling, general and administrative expenses (excludes depreciation and amortization)	125,289	125,898	252,697	241,672
Corporate expenses (excludes depreciation and amortization)	37,928	35,340	73,363	69,880
Depreciation and amortization	82,767	78,290	166,827	155,784
Other operating income, net	929	7,829	875	40,440
Operating income	93,989	87,872	84,141	107,743
Interest expense	96,987	94,630	194,251	187,263
Interest income on Due to/from iHeartCommunications, net	210	15,383	210	30,190
Equity in earnings (loss) of nonconsolidated affiliates	(6)	271	182	(201)
Other income (expense), net	(35,396)	8,773	(15,943)	12,640
Income (loss) before income taxes	(38,190)	17,669	(125,661)	(36,891)
Income tax benefit (expense)	(4,753)	(18,390)	(50,120)	3,447
Consolidated net loss	(42,943)	(721)	(175,781)	(33,444)
Less amount attributable to noncontrolling interest	7,440	6,631	3,024	4,636
Net loss attributable to the Company	$(50,383)	$(7,352)	$(178,805)	$(38,080)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(18,620)	20,687	(11,838)	30,264
Unrealized holding gain on marketable securities	—	159	—	102
Reclassification adjustments	—	—	—	(1,644)
Other comprehensive income (loss)	(18,620)	20,846	(11,838)	28,722
Comprehensive income (loss)	(69,003)	13,494	(190,643)	(9,358)
Less amount attributable to noncontrolling interest	(7,919)	5,852	(2,683)	3,329
Comprehensive income (loss) attributable to the Company	$(61,084)	$7,642	$(187,960)	$(12,687)
Net loss attributable to the Company per common share:
Basic	$(0.14)	$(0.02)	$(0.49)	$(0.11)
Weighted average common shares outstanding – Basic	361,708	361,131	361,612	360,944
Diluted	$(0.14)	$(0.02)	$(0.49)	$(0.11)
Weighted average common shares outstanding – Diluted	361,708	361,131	361,612	360,944

Dividends declared and paid per share	$—	$—	$0.08	$0.78

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
(UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Consolidated net loss	$(175,781)	$(33,444)
Reconciling items:
Depreciation and amortization	166,827	155,784
Deferred taxes	46,501	(23,354)
Provision for doubtful accounts	3,317	4,072
Amortization of deferred financing charges and note discounts, net	5,293	5,368
Share-based compensation	3,625	4,259
Gain on disposal of operating and other assets	(1,115)	(41,597)
Equity in (earnings) loss of nonconsolidated affiliates	(182)	201
Foreign exchange transaction (gain) loss	14,535	(12,709)
Other reconciling items, net	(916)	(3,368)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	7,842	(22,118)
Increase in prepaid expenses and other current assets	(25,223)	(15,379)
Decrease in accrued expenses	(30,788)	(58,153)
Increase (decrease) in accounts payable	19,459	(16,141)
Increase (decrease) in accrued interest	488	(61)
Increase in deferred income	42,791	30,563
Changes in other operating assets and liabilities	(10,805)	6,993
Net cash provided by (used for) operating activities	$65,868	$(19,084)
Cash flows from investing activities:
Purchases of property, plant and equipment	(61,315)	(103,079)
Proceeds from disposal of assets	3,040	59,735
Purchases of other operating assets	(35)	(1,711)
Change in other, net	47	(214)
Net cash used for investing activities	$(58,263)	$(45,269)
Cash flows from financing activities:
Draws on credit facilities	—	3,125
Payments on credit facilities	—	(761)
Payments on long-term debt	(316)	(348)
Net transfers from (to) iHeartCommunications	60,751	(43,109)
Dividends and other payments from (to) noncontrolling interests	(211)	182
Dividends paid	(30,624)	(282,055)
Change in other, net	(2,000)	(1,012)
Net cash provided by (used for) financing activities	$27,600	$(323,978)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,319)	6,246
Net increase (decrease) in cash, cash equivalents and restricted cash	30,886	(382,085)
Cash, cash equivalents and restricted cash at beginning of period	188,310	563,149
Cash, cash equivalents and restricted cash at end of period	$219,196	$181,064
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	187,302	183,415
Cash paid for income taxes	20,144	23,681

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
Corrections to Prior Periods
During the three months ended June 30, 2018, the Company identified misstatements associated with VAT obligations in its International segment, which resulted in an understatement of the Company's VAT obligation. Based on an analysis of the quantitative and qualitative factors in accordance with SEC Staff Bulletins ("SAB") 99, Materiality, SAB 108, Considering the Effects of Prior year Misstatements when Quantifying Misstatements in the Current Year Financial Statements and Accounting Standards Codification 250, Accounting Changes and Error Corrections, the Company concluded that these misstatements were immaterial, individually and in the aggregate, to any of the Company's prior quarterly and annual financial statements previously filed in the Company's Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. As a result, amendment of such reports is not required. While the Company concluded that the misstatements were immaterial to each of the prior reporting periods affected, the Company further concluded that correcting the errors cumulatively would materially misstate the Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2018. Accordingly, the Company is correcting the VAT misstatements, as well as other previously identified immaterial errors, by revising the Consolidated Balance Sheet as of December 31, 2017 and 2016 and the Consolidated Statements of Comprehensive Loss and the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 and for the three months ended March 31, 2018. The corrections had no impact on cash flows from operating, investing or financing activities for the previous periods being presented.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the effect of the correction on the Consolidated Balance Sheet as of December 31, 2017 is as follows:

	December 31, 2017
(In thousands)	As Reported	Correction	Revised
Other long-term liabilities	$270,415	$16,889	$287,304
Accumulated deficit	(4,765,514)	(15,731)	(4,781,245)
Accumulated other comprehensive loss	(338,936)	(1,158)	(340,094)
Total Stockholders' Deficit	(1,841,405)	(16,889)	(1,858,294)
A summary of the effect of the correction on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 is as follows:

	Three Months Ended June 30, 2017
(In thousands)	As Reported	Correction	Revised
Direct operating expenses (excludes depreciation and amortization)	$350,173	$2,575	$352,748
Operating income	90,447	(2,575)	87,872
Income before income taxes	20,244	(2,575)	17,669
Consolidated income (loss)	1,854	(2,575)	(721)
Net loss attributable to the Company	(4,777)	(2,575)	(7,352)
Foreign currency translation adjustments	21,344	(657)	20,687
Other comprehensive income	21,503	(657)	20,846
Comprehensive income	16,726	(3,232)	13,494
Comprehensive income attributable to the Company	10,874	(3,232)	7,642
Basic loss per share	(0.01)	(0.01)	(0.02)
Diluted loss per share	(0.01)	(0.01)	(0.02)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2017
(In thousands)	As Reported	Correction	Revised
Direct operating expenses (excludes depreciation and amortization)	$678,104	$4,302	$682,406
Operating income	112,045	(4,302)	107,743
Loss before income taxes	(32,589)	(4,302)	(36,891)
Consolidated net loss	(29,142)	(4,302)	(33,444)
Net loss attributable to the Company	(33,778)	(4,302)	(38,080)
Foreign currency translation adjustments	30,997	(733)	30,264
Other comprehensive income	29,455	(733)	28,722
Comprehensive loss	(4,323)	(5,035)	(9,358)
Comprehensive loss attributable to the Company	(7,652)	(5,035)	(12,687)
Basic loss per share	(0.09)	(0.02)	(0.11)
Diluted loss per share	(0.09)	(0.02)	(0.11)
New Accounting Pronouncements Recently Adopted
Revenue from Contracts with Customers
As of January 1, 2018, the Company adopted the new accounting standard, ASC 606, Revenue from Contracts with Customers. This standard provides guidance for the recognition, measurement and disclosure of revenue from contracts with customers and supersedes previous revenue recognition guidance under U.S. GAAP. The Company has applied this standard using the full retrospective method and concluded that its adoption did not have a material impact on the Company’s Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income (Loss), or Consolidated Statements of Cash Flows for prior periods. Please refer to Note 2, Revenues, for more information.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company recognizes revenue when or as it satisfies a performance obligation by transferring a promised good or service to a customer. Revenue from the Company’s contracts, which typically cover periods of a few weeks to one year, are generally recognized ratably over the term of the contract as the advertisement is displayed and the performance obligation is satisfied. Advertising revenue is reported net of agency commissions.
The Company receives payments from customers based on billing schedules that are established in its contracts, which are generally billed monthly. Americas is generally billed in advance, and International includes a combination of advance billings and billings upon completion of service. Deferred income is recorded when payment is received from a customer before the Company has satisfied the performance obligation or a non-cancelable contract has been billed in advance in accordance with the Company’s normal billing terms.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Consolidated:
Trade and barter revenues	$4,326	$4,839	$7,772	$9,164
Trade and barter expenses	2,708	1,977	6,451	5,474
The Company applies a practical expedient to recognize incremental costs of obtaining a contract as expense when incurred if the period of benefit is one year or less. These costs primarily relate to sales commissions, which are included in selling, general and administrative expenses and are generally commensurate with sales. There were no capitalized costs to obtain contracts during the periods presented.
Refer to Note 2, Revenues, for more information about the Company’s revenue for the three and six months ended June 30, 2018 and 2017.
Restricted Cash
In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires that restricted cash be presented with cash and cash equivalents in the statement of cash flows. Restricted cash is recorded in Other current assets and in Other assets in the Company's Consolidated Balance Sheets. The Company adopted ASU 2016-18 in the first quarter of 2018 using the retrospective transition method, and accordingly, revised prior period amounts as shown in the Company's Consolidated Statements of Cash Flows.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts reported in the Consolidated Statement of Cash Flows:

(In thousands)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$172,310	$144,119
Restricted cash included in:
Other current assets	30,334	26,096
Other assets	16,552	18,095
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$219,196	$188,310

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
New Accounting Pronouncements Not Yet Adopted
During the first quarter of 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new leasing standard presents significant changes to the balance sheets of lessees. Lessor accounting is updated to align with certain changes in the lessee model and the new revenue recognition standard, which was adopted this year. The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2018.  The Company is currently evaluating the impact of the provisions of this new standard on its consolidated financial statements.
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

NOTE 2 – REVENUES
The Company generates revenue primarily from the sale of advertising space on printed and digital displays, including billboards, street furniture displays, transit displays and retail displays.
Certain of these revenue transactions are considered leases, for accounting purposes, as the agreements convey to customers the right to use the Company’s advertising structures for a stated period of time. In order for a transaction with a customer to qualify as a lease, the arrangement must be dependent on the use of a specified advertising structure, and the customer must have almost exclusive use of that structure during the term of the arrangement. Therefore, arrangements that do not involve the use of an advertising structure, where the Company can substitute the advertising structure that is used to display the customer’s advertisement, or where the advertising structure displays advertisements for multiple customers throughout the day are not leases. The Company accounts for revenue from leases, which are all classified as operating leases, in accordance with the lease accounting guidance (Topic 840). All of the Company’s revenue transactions that do not qualify as a lease are accounted for as revenue from contracts with customers (Topic 606).

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregation of Revenue
The following table shows, by segment, revenue from contracts with customers disaggregated by geographical region, revenue from leases and total revenue for the three and six months ended June 30, 2018 and 2017:

(In thousands)	Americas(1)	International(1)	Consolidated
Three Months Ended June 30, 2018
Revenue from contracts with customers:
United States	$115,488	$—	$115,488
Other Americas	634	17,864	18,498
Europe	—	225,538	225,538
Asia-Pacific and other	—	5,643	5,643
Eliminations	—	71	71
Total	116,122	249,116	365,238
Revenue from leases	183,800	162,942	346,742
Revenue, total	$299,922	$412,058	$711,980

Three Months Ended June 30, 2017
Revenue from contracts with customers:
United States	$108,520	$—	$108,520
Other Americas	4,260	19,165	23,425
Europe	—	198,313	198,313
Asia-Pacific and other	406	4,825	5,231
Eliminations	—	40	40
Total	113,186	222,343	335,529
Revenue from leases	187,005	149,785	336,790
Revenue, total	$300,191	$372,128	$672,319

Six Months Ended June 30, 2018
Revenue from contracts with customers:
United States	$211,635	$—	$211,635
Other Americas	1,284	34,656	35,940
Europe	—	413,919	413,919
Asia-Pacific and other	—	12,151	12,151
Eliminations	—	—	—
Total	212,919	460,726	673,645
Revenue from leases	342,850	294,196	637,046
Revenue, total	$555,769	$754,922	$1,310,691

Six Months Ended June 30, 2017
Revenue from contracts with customers:
United States	$202,182	$—	$202,182
Other Americas	7,791	32,622	40,413
Europe	—	352,917	352,917
Asia-Pacific and other	406	10,281	10,687
Eliminations	—	—	—
Total	210,379	395,820	606,199
Revenue from leases	350,158	260,688	610,846
Revenue, total	$560,537	$656,508	$1,217,045

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Due to a re-evaluation of the Company’s internal segment reporting in 2018, its operations in Latin America are included in the International segment results for all periods presented. See Note 1, Basis of Presentation.
All of the Company’s advertising structures are used to generate revenue. Such revenue may be classified as revenue from contracts with customers or revenue from leases depending on the terms of the contract, as previously described.
Revenue from Contracts with Customers
The following tables present the changes in the Company’s contract balances from contracts with customers for the three and six months ended June 30, 2018 and 2017 and provide a reconciliation of the ending balances to the Consolidated Balance Sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Accounts receivable from contracts with customers:
Beginning balance, net of allowance	$310,264	$271,993	$351,228	$300,216
Additions (collections), net	17,631	49,771	(22,692)	21,766
Bad debt, net of recoveries	(946)	(665)	(1,587)	(883)
Ending balance, net of allowance	326,949	321,099	326,949	321,099
Accounts receivable from leases, net of allowance	311,117	312,584	311,117	312,584
Total accounts receivable, net of allowance	$638,066	$633,683	$638,066	$633,683

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Deferred income from contracts with customers:
Beginning balance	$45,004	$48,849	$28,211	$28,681
Revenue recognized, included in beginning balance	(28,898)	(34,503)	(23,095)	(24,569)
Additions, net of revenue recognized during period	29,387	30,398	40,377	40,632
Ending balance	45,493	44,744	45,493	44,744
Deferred income from leases	59,916	62,048	59,916	62,048
Total deferred income	105,409	106,792	105,409	106,792
Less: Non-current portion, included in other long-term liabilities	4,966	4,888	4,966	4,888
Total deferred income, current portion	$100,443	$101,904	$100,443	$101,904
The increases in deferred income from contracts with customers during the six months ended June 30, 2018 and 2017 were largely due to the issuance of annual invoices for non-cancelable contracts in some of the Company's International entities and the timing of the Company's billing cycle.
The Company’s contracts with customers generally have a term of one year or less; however, as of June 30, 2018, the Company expects to recognize $66.9 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration of greater than one year, with substantially all of this amount to be recognized over the next five years. As part of the transition to the new revenue standard, the Company is not required to disclose information about remaining performance obligations for periods prior to the date of initial application.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue from Leases
As of December 31, 2017, the Company’s future minimum rentals under non-cancelable operating leases were as follows:

(In thousands)
2018	$277,462
2019	34,395
2020	17,155
2021	12,004
2022	8,552
Thereafter	7,197
Total minimum future rentals	$356,765

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets as of June 30, 2018 and December 31, 2017, respectively:

(In thousands)	June 30, 2018	December 31, 2017

Land, buildings and improvements	$145,191	$145,763
Structures	2,821,508	2,864,442
Furniture and other equipment	191,211	179,215
Construction in progress	45,930	55,753
	3,203,840	3,245,173
Less: accumulated depreciation	1,915,099	1,850,144
Property, plant and equipment, net	$1,288,741	$1,395,029

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of June 30, 2018 and December 31, 2017, respectively:

(In thousands)	June 30, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$538,778	$(440,758)	$548,918	$(440,284)
Permanent easements	162,920	—	162,920	—
Other	6,083	(4,207)	4,626	(2,318)
Total	$707,781	$(444,965)	$716,464	$(442,602)

Total amortization expense related to definite-lived intangible assets for the three months ended June 30, 2018 and 2017 was $5.2 million and $7.1 million, respectively. Total amortization expense related to definite-lived intangible assets for the six months ended June 30, 2018 and 2017 was $10.3 million and $14.1 million, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2019	$15,143
2020	$12,794
2021	$12,656
2022	$10,786
2023	$6,392

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	Americas	International	Consolidated
Balance as of December 31, 2016	$505,478	$190,785	$696,263
Acquisitions	2,252	—	2,252
Impairment	—	(1,591)	(1,591)
Dispositions	—	(1,817)	(1,817)
Foreign currency	—	18,847	18,847
Assets held for sale	89	—	89
Balance as of December 31, 2017	$507,819	$206,224	$714,043
Foreign currency	—	(5,566)	(5,566)
Balance as of June 30, 2018	$507,819	$200,658	$708,477

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – LONG-TERM DEBT

Long-term debt outstanding as of June 30, 2018 and December 31, 2017 consisted of the following:

(In thousands)	June 30, 2018	December 31, 2017

Clear Channel Worldwide Holdings Senior Notes:
6.5% Series A Senior Notes Due 2022	$735,750	$735,750
6.5% Series B Senior Notes Due 2022	1,989,250	1,989,250
Clear Channel Worldwide Holdings Senior Subordinated Notes:
7.625% Series A Senior Subordinated Notes Due 2020	275,000	275,000
7.625% Series B Senior Subordinated Notes Due 2020	1,925,000	1,925,000
Receivables Based Credit Facility Due 2023(1)	—	—
Clear Channel International B.V. Senior Notes Due 2020	375,000	375,000
Other debt	4,201	2,393
Original issue discount	(485)	(241)
Long-term debt fees	(31,188)	(35,426)
Total debt	$5,272,528	$5,266,726
Less: current portion	429	573
Total long-term debt	$5,272,099	$5,266,153

(1)
On June 1, 2018 (the “Closing Date”), Clear Channel Outdoor, Inc. (“CCO”), a subsidiary of the Company, refinanced the Company's senior revolving credit facility with an asset based credit facility that provides for revolving credit commitments of up to $75.0 million. On June 29, 2018, CCO entered into an amendment providing for a $50.0 million incremental increase of the facility, bringing the aggregate revolving credit commitments to $125.0 million. The facility has a five-year term, maturing in 2023. As of June 30, 2018, the facility had $60.7 million of letters of credit outstanding and a borrowing base of $112.2 million, resulting in $51.5 million of excess availability.

The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.4 billion and $5.3 billion as of June 30, 2018 and December 31, 2017, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 1.
Receivables Based Credit Facility Due 2023
On June 1, 2018, CCO, a subsidiary of the Company, entered into a Credit Agreement (the “Credit Agreement”), as parent borrower, with certain of its subsidiaries named therein, as subsidiary borrowers (the “Subsidiary Borrowers”), Deutsche Bank AG New York Branch, as administrative agent (the “Administrative Agent”) and swing line lender, and the other lenders from time to time party thereto. The Credit Agreement governs CCO’s new asset-based revolving credit facility and replaced the Company's prior credit agreement, dated as of August 22, 2013 (the “Prior Credit Agreement”), which was terminated on the Closing Date.
Size and Availability
The Credit Agreement provides for an asset-based revolving credit facility, with amounts available from time to time (including in respect of letters of credit) equal to the lesser of (i) the borrowing base, which equals 85.0% of the eligible accounts receivable of CCO and the subsidiary borrowers, subject to customary eligibility criteria minus any reserves, and (ii) the aggregate revolving credit commitments. As of the Closing Date, the aggregate revolving credit commitments were $75.0 million. On June 29, 2018, CCO entered into an amendment providing for a $50.0 million incremental increase of the facility, bringing the aggregate revolving credit commitments to $125.0 million. On the Closing Date, the revolving credit facility was used to replace and terminate the commitments under the Prior Credit Agreement and to replace the letters of credit outstanding under the Prior Credit Agreement.
Interest Rate and Fees
Borrowings under the Credit Agreement bear interest at a rate per annum equal to the Applicable Rate plus, at CCO’s option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such date as publicly announced from time to time by the Administrative Agent as its “prime rate” and (c) the Eurocurrency

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

rate that would be calculated as of such day in respect of a proposed Eurocurrency rate loan with a one-month interest period plus 1.00%, or (2) a Eurocurrency rate that is equal to the LIBOR rate as published by Reuters two business days prior to the commencement of the interest period. The Applicable Rate for borrowings under the Credit Agreement is 1.00% with respect to base rate loans and 2.00% with respect to Eurocurrency loans.
In addition to paying interest on outstanding principal under the Credit Agreement, CCO is required to pay a commitment fee of 0.375% per annum to the lenders under the Credit Agreement in respect of the unutilized revolving commitments thereunder. CCO must also pay a letter of credit fee for each issued letter of credit equal to 2.00% per annum times the daily maximum amount then available to be drawn under such letter of credit.
Maturity
Borrowings under the Credit Agreement will mature, and lending commitments thereunder will terminate, on the earlier of (a) June 1, 2023 and (b) 90 days prior to the maturity date of any indebtedness of CCOH or any of its direct or indirect subsidiaries in an aggregate principal amount outstanding in excess of $250,000,000 (other than the 8.75% senior notes due 2020 issued by Clear Channel International, B.V.).
Prepayments
If at any time, the outstanding amount under the revolving credit facility exceeds the lesser of (i) the aggregate amount committed by the revolving credit lenders and (ii) the borrowing base, CCO will be required to prepay first, any protective advances and second, any outstanding revolving loans and swing line loans and/or cash collateralize letters of credit in an aggregate amount equal to such excess, as applicable.
Subject to customary exceptions and restrictions, CCO may voluntarily repay outstanding amounts under the Credit Agreement at any time without premium or penalty. Any voluntary prepayments CCO makes will not reduce commitments under the Credit Agreement.
Guarantees and Security
The facility is guaranteed by the Subsidiary Borrowers. All obligations under the Credit Agreement, and the guarantees of those obligations, are secured by a perfected security interest in all of CCO’s and the Subsidiary Borrowers’ accounts receivable and related assets and proceeds thereof.
Certain Covenants and Events of Default
If borrowing availability is less than the greater of (a) $7.5 million and (b) 10.0% of the lesser of (i) the aggregate commitments at such time and (ii) the borrowing base then in effect at such time (the “Financial Covenant Triggering Event”), CCO will be required to comply with a minimum fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent period of four consecutive fiscal quarters ended prior to the occurrence of the Financial Covenant Triggering Event, and will be required to continue to comply with this minimum fixed charge coverage ratio until borrowing availability exceeds the greater of (x) $7.5 million and (y) 10.0% of the lesser of (i) the aggregate commitments at such time and (ii) the borrowing base then in effect at such time, at which time the Financial Covenant Triggering Event will no longer be deemed to be occurring.
The Credit Agreement also includes negative covenants that, subject to significant exceptions, limit the Borrowers’ ability and the ability of their restricted subsidiaries to, among other things:

•	incur additional indebtedness;

•	create liens on assets;

•	engage in mergers, consolidations, liquidations and dissolutions;

•	sell assets;

•	pay dividends and distributions or repurchase capital stock;

•	make investments, loans, or advances;

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•	prepay certain junior indebtedness;

•	engage in certain transactions with affiliates or;

•	change lines of business.
The Credit Agreement includes certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, material judgments and a change of control. If an event of default occurs, the lenders under the Credit Agreement will be entitled to take various actions, including the acceleration of all amounts due under the Credit Agreement and all actions permitted to be taken by a secured creditor.

Surety Bonds, Letters of Credit and Guarantees
As of June 30, 2018, the Company had $39.9 million, $85.9 million and $38.5 million in surety bonds, letters of credit and bank guarantees outstanding, respectively. A portion of the outstanding bank guarantees and letters of credit were supported by $17.6 million and $26.0 million of cash collateral, respectively. Additionally, as of June 30, 2018, iHeartCommunications had outstanding commercial standby letters of credit and surety bonds of $1.2 million and $13.9 million, respectively, held on behalf of the Company.  These surety bonds, letters of credit and bank guarantees relate to various operational matters, including insurance, bid and performance bonds, as well as other items.

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
On March 7, 2018, the defendants filed a motion to dismiss plaintiff's verified derivative complaint for failure to state a claim upon which relief can be granted. On March 16, 2018, iHeartMedia filed a Notice of Suggestion of Pendency of Bankruptcy and Automatic Stay of Proceedings. On May 4, 2018, plaintiff filed its response to the motion to dismiss. On June 26, 2018, the defendants filed a reply brief in further support of their motion to dismiss. Oral argument on the motion to dismiss is scheduled for September 20, 2018.
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
Italy Investigation
As described in Note 1 to these consolidated financial statements, during the three months ended June 30, 2018, the Company identified misstatements associated with VAT obligations related to its subsidiary in Italy.  Upon identification of these misstatements, the Company undertook certain procedures, including a forensic investigation, which is ongoing.  In addition, the

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Company voluntarily disclosed the matter and preliminary findings to the Italian tax authorities in order to commence a discussion on the appropriate calculation of the VAT position.  The current expectation is that the Company may have to repay to the Italian tax authority a substantial portion of the VAT previously applied as a credit, amounting to approximately $17 million, including estimated possible penalties and interest.  The discussion with the tax authorities is at an early stage and therefore the ultimate amount that will be paid to the tax authorities in Italy is unknown. The ultimate amount to be paid may differ from the Company’s estimates, and such differences may be material.

NOTE 6 — RELATED PARTY TRANSACTIONS
Due from iHeartCommunications
The Company records net amounts due from iHeartCommunications arising prior to the iHeart Chapter 11 Cases, described below, as “Due from iHeartCommunications” on the consolidated balance sheets.  The amounts represent the revolving promissory note issued by the Company to iHeartCommunications and the revolving promissory note issued by iHeartCommunications to the Company in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances.  The amounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand or when they mature on May 15, 2019.

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
As of June 30, 2018 and December 31, 2017, the asset recorded in “Due from iHeartCommunications” on the consolidated balance sheet was $154.8 million and $212.0 million, respectively.  On March 14, 2018, iHeartMedia, iHeartCommunications and certain of iHeartMedia's direct and indirect domestic subsidiaries, not including the Company or any of its subsidiaries (collectively, the "Debtors"), filed voluntary petitions for relief (the "iHeart Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court"). As an unsecured creditor of iHeartCommunications, the Company does not expect that the Company will be able to recover all of the amounts owed under the Due from iHeartCommunications Note upon the implementation of any plan of reorganization that is ultimately accepted by the requisite creditors and approved by the Bankruptcy Court. As a result, the Company recognized a loss of $855.6 million on the Due from iHeartCommunications Note during the fourth quarter of 2017 to reflect the estimated recoverable amount of the note as of December 31, 2017, based on management's best estimate of the cash settlement amount. In addition, starting January 1, 2018 the Company ceased recording interest income on the balance due from iHeartCommunications as the collectability of the interest was not considered probable. As a result of the $855.6 million allowance on the Due from iHeartCommunications Note recognized during the fourth quarter of 2017 and the $21.3 million reserve recognized in relation to interest incurred during the pre-petition period in the three months ended March 31, 2018, the outstanding principal amount of $1,031.7 million was reduced to $154.8 million as of June 30, 2018. The final settlement amount of the Due from iHeartCommunications Note is expected to be negotiated as part of iHeartCommunications' bankruptcy proceedings. The final settlement amount may differ from the estimated recoverable amount of $154.8 million.
The terms of the Due from iHeartCommunications Note provide that any balance over $1.0 billion accrues at an interest rate equal to the average yield of the nearest dated reference security, capped at 20%. As of June 30, 2018, the balance outstanding on the "Due from iHeartCommunications" exceeded $1.0 billion and therefore the interest rate applied to $1.0 billion of the balance outstanding was 9.3%.  The interest rate applied to the remaining balance was 20.0%. As noted above, no interest income was recorded on the pre-petition Due from iHeartCommunications Note during the three and six months ended June 30, 2018. The Company recognized interest income of $15.4 million and $30.2 million in the three and six months ended June 30, 2017, respectively.
Pursuant to a final order entered by the Bankruptcy Court, as of March 14, 2018, the actual pre-bankruptcy balance of the Due from iHeartCommunications Note is frozen, and following March 14, 2018, intercompany allocations that would have been reflected in adjustments to the balance of the Due from iHeartCommunications Note are instead reflected in a new intercompany

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

balance that accrues interest at a rate equal to the interest under the Due from iHeartCommunications Note. The $3.5 million owed by the Company to iHeartCommunications as of June 30, 2018 is reflected as "Due to iHeartCommunications, post iHeart Chapter 11 Cases" on the Company's Consolidated Balance Sheet.

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
Other Related Party Transactions
The Company provides advertising space on its billboards for iHeartMedia, Inc. and for radio stations owned by iHeartMedia, Inc. For the three months ended June 30, 2018 and 2017, the Company recorded $2.9 million and $1.9 million, respectively, and $4.4 million and $3.8 million for the six months ended June 30, 2018 and 2017, respectively, in revenue for these advertisements. Some of these agreements are leasing transactions as they convey to iHeartMedia, Inc. the right to use the Company's advertising structures for a stated period of time.
Under the Corporate Services Agreement between iHeartCommunications and the Company, iHeartCommunications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) certain executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services.  These services are charged to the Company based on actual direct costs incurred or allocated by iHeartCommunications based on headcount, revenue or other factors on a pro rata basis. For the three months ended June 30, 2018 and 2017, the Company recorded $16.9 million and $17.4 million, respectively, and $34.1 million and $33.6 million for the six months ended June 30, 2018 and 2017, respectively, as a component of corporate expenses for these services. The iHeart Chapter 11 Cases could materially impact iHeartCommunications' ability to provide these services to us, which could cause significant uncertainties for us and disrupt our operations and/or adversely affect our rights under the Corporate Services Agreement and the other intercompany agreements.
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

Pursuant to the Employee Matters Agreement, the Company’s employees participate in iHeartCommunications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan.  For the three months ended June 30, 2018 and 2017, the Company recorded $2.3 million and $2.4 million, respectively, and $4.6 million and $4.8 million for the six months ended June 30, 2018 and 2017, respectively, as a component of selling, general and administrative expenses for these services.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – INCOME TAXES

Income Tax Benefit (Expense)

The Company’s income tax benefit (expense) for the three and six months ended June 30, 2018 and 2017 consisted of the following components:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Current tax benefit (expense)	$21,502	$(26,165)	$(3,619)	$(19,907)
Deferred tax benefit (expense)	(26,255)	7,775	(46,501)	23,354
Income tax benefit (expense)	$(4,753)	$(18,390)	$(50,120)	$3,447

The effective tax rates for the three and six months ended June 30, 2018 were (12.4)% and (39.9)%. The effective rate was primarily impacted by the valuation allowance recorded against deferred tax assets resulting from current period net operating losses in U.S. federal, state and certain foreign jurisdictions due to uncertainty regarding the Company's ability to realize those assets in future periods. In addition, current period losses in certain foreign jurisdictions did not result in tax benefits due to the inability to deduct those losses for tax purposes.

The effective tax rates for the three and six months ended June 30, 2017 were 104.1% and 9.3%. The effective rates were primarily impacted by the mix of earnings within the various jurisdictions in which the Company operates and the benefits and charges from tax amounts associated with its foreign earnings that are taxed at rates different from the federal statutory rate.

On December 22, 2017, the U.S. government enacted comprehensive income tax legislation, referred to as The Tax Cuts and Jobs Act (the Tax Act) which reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. During the three months ended June 30, 2018, adjustments to the provisional income tax benefit recorded in December 2017 from the enactment of the Tax Act were not material.  At June 30, 2018, we have not yet completed our accounting for the income tax effects of the Tax Act, but have made reasonable estimates of those effects on our existing deferred income tax balances.  The final financial statement impact of the Tax Act may differ from our previously recorded estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, and changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates to estimates the company has utilized to calculate the provisional impacts. The Securities and Exchange Commission (SEC) has issued rules that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related income tax impacts.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The following table shows the changes in stockholders’ equity (deficit) attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total, ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances as of January 1, 2018	$(2,015,334)	$157,040	$(1,858,294)
Net income (loss)	(178,805)	3,024	(175,781)
Dividends paid	(29,995)	—	(29,995)
Payments to noncontrolling interests	—	(6,024)	(6,024)
Share-based compensation	3,026	599	3,625
Foreign currency translation adjustments	(9,155)	(2,683)	(11,838)
Other, net	(645)	—	(645)
Balances as of June 30, 2018	$(2,230,908)	$151,956	$(2,078,952)

Balances as of January 1, 2017	$(1,086,740)	$149,886	$(936,854)
Net income (loss)	(38,080)	4,636	(33,444)
Dividends declared	(282,486)	—	(282,486)
Payments to noncontrolling interests	—	(5,668)	(5,668)
Share-based compensation	3,941	318	4,259
Disposal of noncontrolling interest	—	(1,046)	(1,046)
Foreign currency translation adjustments	26,935	3,329	30,264
Unrealized holding gain on marketable securities	102	—	102
Reclassification adjustments	(1,644)	—	(1,644)
Other, net	(810)	(137)	(947)
Balances as of June 30, 2017	$(1,378,782)	$151,318	$(1,227,464)

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

COMPUTATION OF LOSS PER SHARE

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
NUMERATOR:
Net loss attributable to the Company – common shares	$(50,383)	$(7,352)	$(178,805)	$(38,080)

DENOMINATOR:
Weighted average common shares outstanding - basic	361,708	361,131	361,612	360,944
Weighted average common shares outstanding - diluted(1)	361,708	361,131	361,612	360,944

Net loss attributable to the Company per common share:
Basic	$(0.14)	$(0.02)	$(0.49)	$(0.11)
Diluted	$(0.14)	$(0.02)	$(0.49)	$(0.11)

(1)
Outstanding equity awards of 6.7 million and 6.3 million for the three months ended June 30, 2018 and 2017, respectively, and 6.7 million and 6.3 million for the six months ended June 30, 2018 and 2017, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

NOTE 9 — OTHER INFORMATION
Other Comprehensive Income (Loss)
There was no change in deferred income tax liabilities resulting from adjustments to comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company re-evaluated its segment reporting and determined that its Latin American operations should be managed by its International leadership team. As a result, beginning on January 1, 2018, the operations of Latin America are no longer reflected within the Company’s Americas segment and are included in the results of its International segment. Accordingly, the Company has recast the corresponding segment disclosures for prior periods to include Latin America within the International segment. The following table presents the Company's reportable segment results for the three and six months ended June 30, 2018 and 2017:

(In thousands)	Americas	International	Corporate and other reconciling items	Consolidated
Three Months Ended June 30, 2018
Revenue	$299,922	$412,058	$—	$711,980
Direct operating expenses	130,313	242,623	—	372,936
Selling, general and administrative expenses	47,824	77,465	—	125,289
Corporate expenses	—	—	37,928	37,928
Depreciation and amortization	43,123	38,683	961	82,767
Other operating income, net	—	—	929	929
Operating income (loss)	$78,662	$53,287	$(37,960)	$93,989

Capital expenditures	$11,481	$20,294	$868	$32,643
Share-based compensation expense	$—	$—	$1,519	$1,519

Three Months Ended June 30, 2017
Revenue	$300,191	$372,128	$—	$672,319
Direct operating expenses	133,033	219,715	—	352,748
Selling, general and administrative expenses	49,439	76,459	—	125,898
Corporate expenses	—	—	35,340	35,340
Depreciation and amortization	42,854	34,095	1,341	78,290
Other operating income, net	—	—	7,829	7,829
Operating income (loss)	$74,865	$41,859	$(28,852)	$87,872

Capital expenditures	$25,817	$36,934	$3,984	$66,735
Share-based compensation expense	$—	$—	$1,900	$1,900

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Americas	International	Corporate and other reconciling items	Consolidated
Six Months Ended June 30, 2018
Revenue	$555,769	$754,922	$—	$1,310,691
Direct operating expenses	255,186	479,352	—	734,538
Selling, general and administrative expenses	96,774	155,923	—	252,697
Corporate expenses	—	—	73,363	73,363
Depreciation and amortization	87,627	77,248	1,952	166,827
Other operating income, net	—	—	875	875
Operating income (loss)	$116,182	$42,399	$(74,440)	$84,141

Capital expenditures	$24,388	$35,566	$1,361	$61,315
Share-based compensation expense	$—	$—	$3,625	$3,625

Six Months Ended June 30, 2017
Revenue	$560,537	$656,508	$—	$1,217,045
Direct operating expenses	263,684	418,722	—	682,406
Selling, general and administrative expenses	99,817	141,855	—	241,672
Corporate expenses	—	—	69,880	69,880
Depreciation and amortization	85,670	67,247	2,867	155,784
Other operating income, net	—	—	40,440	40,440
Operating income (loss)	$111,366	$28,684	$(32,307)	$107,743

Capital expenditures	$39,405	$59,274	$4,400	$103,079
Share-based compensation expense	$—	$—	$4,259	$4,259

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

(In thousands)	June 30, 2018
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$1,598	$—	$16,932	$153,780	$—	$172,310
Accounts receivable, net of allowance	—	—	196,781	441,285	—	638,066
Intercompany receivables	—	783,638	2,876,183	73,391	(3,733,212)	—
Prepaid expenses	238	1,522	64,417	66,286	—	132,463
Other current assets	25,961	—	2,262	33,277	—	61,500
Total Current Assets	27,797	785,160	3,156,575	768,019	(3,733,212)	1,004,339
Structures, net	—	—	627,071	457,540	—	1,084,611
Other property, plant and equipment, net	—	—	113,349	90,781	—	204,130
Indefinite-lived intangibles	—	—	977,152	—	—	977,152
Other intangibles, net	—	—	241,625	21,191	—	262,816
Goodwill	—	—	507,819	200,658	—	708,477
Due from iHeartCommunications	154,758	—	—	—	—	154,758
Intercompany notes receivable	182,026	5,096,572	4,901	16,273	(5,299,772)	—
Other assets	277,899	74,554	1,289,408	70,876	(1,587,968)	124,769
Total Assets	$642,480	$5,956,286	$6,917,900	$1,625,338	$(10,620,952)	$4,521,052

Accounts payable	$—	$—	$32,321	$73,048	$—	$105,369
Intercompany payable	2,876,183	—	857,029	—	(3,733,212)	—
Accrued expenses	(23,393)	2,666	108,595	404,852	—	492,720
Deferred income	—	—	44,238	56,205	—	100,443
Current portion of long-term debt	—	—	214	215	—	429
Total Current Liabilities	2,852,790	2,666	1,042,397	534,320	(3,733,212)	698,961
Long-term debt	—	4,898,230	3,771	370,098	—	5,272,099
Intercompany notes payable	—	16,273	5,039,420	244,079	(5,299,772)	—
Due to iHeartCommunications, post iHeart Chapter 11 Cases	3,519	—	—	—	—	3,519
Deferred tax liability	(34,138)	853	446,664	(47,473)	—	365,906
Other long-term liabilities	594	—	139,829	119,096	—	259,519
Total stockholders' equity (deficit)	(2,180,285)	1,038,264	245,819	405,218	(1,587,968)	(2,078,952)
Total Liabilities and Stockholders' Equity (Deficit)	$642,480	$5,956,286	$6,917,900	$1,625,338	$(10,620,952)	$4,521,052

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	December 31, 2017
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$2,212	$—	$22,841	$119,066	$—	$144,119
Accounts receivable, net of allowance	—	—	192,493	466,970	—	659,463
Intercompany receivables	—	785,075	2,924,888	88,053	(3,798,016)	—
Prepaid expenses	291	3,433	50,028	58,124	—	111,876
Other current assets	25,441	—	2,552	30,721	—	58,714
Total Current Assets	27,944	788,508	3,192,802	762,934	(3,798,016)	974,172
Structures, net	—	—	675,443	505,439	—	1,180,882
Other property, plant and equipment, net	—	—	119,856	94,291	—	214,147
Indefinite-lived intangibles	—	—	977,152	—	—	977,152
Other intangibles, net	—	—	248,674	25,188	—	273,862
Goodwill	—	—	507,820	206,223	—	714,043
Due from iHeartCommunications	211,990	—	—	—	—	211,990
Intercompany notes receivable	182,026	5,087,742	12,437	16,273	(5,298,478)	—
Other assets	447,152	111,432	1,335,346	70,897	(1,840,293)	124,534
Total Assets	$869,112	$5,987,682	$7,069,530	$1,681,245	$(10,936,787)	$4,670,782

Accounts payable	$—	$—	$7,592	$80,368	$—	$87,960
Intercompany payable	2,924,888	—	873,128	—	(3,798,016)	—
Accrued expenses	1,167	(1,315)	91,325	418,624	—	509,801
Deferred income	—	—	25,278	33,900	—	59,178
Current portion of long-term debt	—	—	115	458	—	573
Total Current Liabilities	2,926,055	(1,315)	997,438	533,350	(3,798,016)	657,512
Long-term debt	—	4,895,104	1,820	369,229	—	5,266,153
Intercompany notes payable	—	16,273	5,046,119	236,086	(5,298,478)	—
Deferred tax liability	(93,111)	853	466,827	(56,462)	—	318,107
Other long-term liabilities	1,157	—	140,272	145,875	—	287,304
Total stockholders' equity (deficit)	(1,964,989)	1,076,767	417,054	453,167	(1,840,293)	(1,858,294)
Total Liabilities and Stockholders' Equity (Deficit)	$869,112	$5,987,682	$7,069,530	$1,681,245	$(10,936,787)	$4,670,782

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Three Months Ended June 30, 2018
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$297,866	$414,114	$—	$711,980
Operating expenses:
Direct operating expenses	—	—	128,880	244,056	—	372,936
Selling, general and administrative expenses	—	—	47,553	77,736	—	125,289
Corporate expenses	(803)	—	27,822	10,909	—	37,928
Depreciation and amortization	—	—	43,831	38,936	—	82,767
Other operating income (expense), net	9	—	937	(17)	—	929
Operating income	812	—	50,717	42,460	—	93,989
Interest (income) expense, net	(8)	88,143	430	8,422	—	96,987
Interest income on Due from iHeartCommunications	210	—	—	—	—	210
Intercompany interest income	4,240	90,246	5,490	—	(99,976)	—
Intercompany interest expense	210	242	94,486	5,038	(99,976)	—
Equity in loss of nonconsolidated affiliates	(47,422)	(28,838)	(30,089)	(263)	106,606	(6)
Other income (expense), net	(416)	—	208	(35,188)	—	(35,396)
Loss before income taxes	(42,778)	(26,977)	(68,590)	(6,451)	106,606	(38,190)
Income tax benefit (expense)	(9,095)	(2,666)	21,168	(14,160)	—	(4,753)
Consolidated net loss	(51,873)	(29,643)	(47,422)	(20,611)	106,606	(42,943)
Less amount attributable to noncontrolling interest	—	—	—	7,440	—	7,440
Net loss attributable to the Company	$(51,873)	$(29,643)	$(47,422)	$(28,051)	$106,606	$(50,383)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(1,296)	(17,324)	—	(18,620)
Equity in subsidiary comprehensive loss	(11,066)	(2,921)	(9,770)	—	23,757	—
Comprehensive loss	(62,939)	(32,564)	(58,488)	(45,375)	130,363	(69,003)
Less amount attributable to noncontrolling interest	—	—	—	(7,919)	—	(7,919)
Comprehensive loss attributable to the Company	$(62,939)	$(32,564)	$(58,488)	$(37,456)	$130,363	$(61,084)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Three Months Ended June 30, 2017
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$291,000	$381,319	$—	$672,319
Operating expenses:
Direct operating expenses	—	—	126,650	226,098	—	352,748
Selling, general and administrative expenses	—	—	47,718	78,180	—	125,898
Corporate expenses	3,443	—	23,653	8,244	—	35,340
Depreciation and amortization	—	—	43,463	34,827	—	78,290
Other operating income (expense), net	(103)	—	1,047	6,885	—	7,829
Operating income (loss)	(3,546)	—	50,563	40,855	—	87,872
Interest (income) expense , net	(91)	88,303	(34)	6,452	—	94,630
Interest income on Due from iHeartCommunications	15,383	—	—	—	—	15,383
Intercompany interest income	4,081	85,182	15,770	97	(105,130)	—
Intercompany interest expense	15,383	61	89,360	326	(105,130)	—
Equity in earnings (loss) of nonconsolidated affiliates	(8,020)	20,363	18,988	70	(31,130)	271
Other income (expense), net	4,786	—	(76)	4,063	—	8,773
Income (loss) before income taxes	(2,608)	17,181	(4,081)	38,307	(31,130)	17,669
Income tax benefit (expense)	(2,169)	3,394	(3,939)	(15,676)	—	(18,390)
Consolidated net income (loss)	(4,777)	20,575	(8,020)	22,631	(31,130)	(721)
Less amount attributable to noncontrolling interest	—	—	—	6,631	—	6,631
Net income (loss) attributable to the Company	$(4,777)	$20,575	$(8,020)	$16,000	$(31,130)	$(7,352)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	320	20,367	—	20,687
Unrealized holding gain on marketable securities	—	—	—	159	—	159
Equity in subsidiary comprehensive income	15,651	16,818	15,331	—	(47,800)	—
Comprehensive income	10,874	37,393	7,631	36,526	(78,930)	13,494
Less amount attributable to noncontrolling interest	—	—	—	5,852	—	5,852
Comprehensive income attributable to the Company	$10,874	$37,393	$7,631	$30,674	$(78,930)	$7,642

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2018
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$551,529	$759,162	$—	$1,310,691
Operating expenses:
Direct operating expenses	—	—	252,225	482,313	—	734,538
Selling, general and administrative expenses	—	—	96,276	156,421	—	252,697
Corporate expenses	2,256	—	51,744	19,363	—	73,363
Depreciation and amortization	—	—	89,059	77,768	—	166,827
Other operating income (expense), net	(95)	—	337	633	—	875
Operating income (loss)	(2,351)	—	62,562	23,930	—	84,141
Interest (income) expense, net	(10)	176,312	818	17,131	—	194,251
Interest income on Due from iHeartCommunications	210	—	—	—	—	210
Intercompany interest income	8,386	180,474	10,787	—	(199,647)	—
Intercompany interest expense	210	459	188,860	10,118	(199,647)	—
Equity in earnings (loss) of nonconsolidated affiliates	(162,356)	(33,857)	(34,878)	(390)	231,663	182
Other income (expense), net	—	—	1,849	(17,792)	—	(15,943)
Loss before income taxes	(156,311)	(30,154)	(149,358)	(21,501)	231,663	(125,661)
Income tax expense	(22,494)	(5,328)	(12,998)	(9,300)	—	(50,120)
Consolidated net loss	(178,805)	(35,482)	(162,356)	(30,801)	231,663	(175,781)
Less amount attributable to noncontrolling interest	—	—	—	3,024	—	3,024
Net loss attributable to the Company	$(178,805)	$(35,482)	$(162,356)	$(33,825)	$231,663	$(178,805)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(1,226)	(10,612)	—	(11,838)
Equity in subsidiary comprehensive income	(9,155)	(3,298)	(7,929)	—	20,382	—
Comprehensive loss	(187,960)	(38,780)	(171,511)	(44,437)	252,045	(190,643)
Less amount attributable to noncontrolling interest	—	—	—	(2,683)	—	(2,683)
Comprehensive loss attributable to the Company	$(187,960)	$(38,780)	$(171,511)	$(41,754)	$252,045	$(187,960)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2017
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$543,986	$673,059	$—	$1,217,045
Operating expenses:
Direct operating expenses	—	—	251,542	430,864	—	682,406
Selling, general and administrative expenses	—	—	96,189	145,483	—	241,672
Corporate expenses	7,370	—	45,934	16,576	—	69,880
Depreciation and amortization	—	—	86,980	68,804	—	155,784
Other operating income (expense), net	(206)	—	33,650	6,996	—	40,440
Operating income (loss)	(7,576)	—	96,991	18,328	—	107,743
Interest (income) expense , net	(392)	176,634	(671)	11,692	—	187,263
Interest income on Due from iHeartCommunications	30,190	—	—	—	—	30,190
Intercompany interest income	8,146	170,284	30,788	97	(209,315)	—
Intercompany interest expense	30,190	118	178,527	480	(209,315)	—
Equity in loss of nonconsolidated affiliates	(40,656)	(926)	(6,712)	(805)	48,898	(201)
Other income (expense), net	10,233	—	(1,533)	3,940	—	12,640
Income (loss) before income taxes	(29,461)	(7,394)	(58,322)	9,388	48,898	(36,891)
Income tax benefit (expense)	(4,317)	2,287	17,666	(12,189)	—	3,447
Consolidated net loss	(33,778)	(5,107)	(40,656)	(2,801)	48,898	(33,444)
Less amount attributable to noncontrolling interest	—	—	—	4,636	—	4,636
Net loss attributable to the Company	$(33,778)	$(5,107)	$(40,656)	$(7,437)	$48,898	$(38,080)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	94	30,170	—	30,264
Unrealized holding gain on marketable securities	—	—	—	102	—	102
Reclassification adjustments	—	—	—	(1,644)	—	(1,644)
Equity in subsidiary comprehensive income	26,126	22,017	26,032	—	(74,175)	—
Comprehensive income (loss)	(7,652)	16,910	(14,530)	21,191	(25,277)	(9,358)
Less amount attributable to noncontrolling interest	—	—	—	3,329	—	3,329
Comprehensive income (loss) attributable to the Company	$(7,652)	$16,910	$(14,530)	$17,862	$(25,277)	$(12,687)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2018
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(178,805)	$(35,482)	$(162,356)	$(30,801)	$231,663	$(175,781)
Reconciling items:
Depreciation and amortization	—	—	89,059	77,768	—	166,827
Deferred taxes	58,972	—	(20,163)	7,692	—	46,501
Provision for doubtful accounts	—	—	1,719	1,598	—	3,317
Amortization of deferred financing charges and note discounts, net	—	4,424	—	869	—	5,293
Share-based compensation	—	—	3,026	599	—	3,625
Gain on disposal of operating assets, net	—	—	(336)	(779)	—	(1,115)
Equity in (earnings) loss of nonconsolidated affiliates	162,356	33,857	34,878	390	(231,663)	(182)
Foreign exchange transaction (gain) loss	—	—	(49)	14,584	—	14,535
Other reconciling items, net	—	—	241	(1,157)	—	(916)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	—	—	(6,008)	13,850	—	7,842
(Increase) decrease in prepaids and other current assets	54	1,912	(15,386)	(11,803)	—	(25,223)
Increase (decrease) in accrued expenses	(24,438)	3,981	17,068	(27,399)	—	(30,788)
Increase (decrease) in accounts payable	—	—	24,729	(5,270)	—	19,459
Increase in accrued interest	—	—	80	408	—	488
Increase in deferred income	—	—	17,547	25,244	—	42,791
Changes in other operating assets and liabilities	(1,981)	—	2,655	(11,479)	—	(10,805)
Net cash provided by (used for) operating activities	$16,158	$8,692	$(13,296)	$54,314	$—	$65,868
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(25,582)	(35,733)	—	(61,315)
Proceeds from disposal of assets	—	—	2,408	632	—	3,040
Purchases of other operating assets	—	—	—	(35)	—	(35)
Increase in intercompany notes receivable, net	—	(8,829)	—	—	8,829	—
Dividends from subsidiaries	—	—	1,111	—	(1,111)	—
Change in other, net	—	—	(3)	50	—	47
Net cash used for investing activities	$—	$(8,829)	$(22,066)	$(35,086)	$7,718	$(58,263)
Cash flows from financing activities:
Payments on long-term debt	—	—	(84)	(232)	—	(316)
Net transfers to iHeartCommunications	60,751	—	—	—	—	60,751
Dividends and other payments to noncontrolling interests	—	—	—	(211)	—	(211)
Dividends paid	(30,624)	—	—	(1,111)	1,111	(30,624)
Increase in intercompany notes payable, net	—	—	—	8,829	(8,829)	—
Intercompany funding	(45,677)	1,435	29,537	14,705	—	—
Change in other, net	(702)	(1,298)	—	—	—	(2,000)
Net cash provided by (used for) financing activities	(16,252)	137	29,453	21,980	(7,718)	27,600
Effect of exchange rate changes on cash	—	—	—	(4,319)	—	(4,319)
Net increase (decrease) in cash and cash equivalents	(94)	—	(5,909)	36,889	—	30,886
Cash, cash equivalents and restricted cash at beginning of year	27,653	—	22,841	137,816	—	188,310
Cash, cash equivalents and restricted cash at end of year	$27,559	$—	$16,932	$174,705	$—	$219,196

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2017
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(33,778)	$(5,107)	$(40,656)	$(2,801)	$48,898	$(33,444)
Reconciling items:
Depreciation and amortization	—	—	86,980	68,804	—	155,784
Deferred taxes	—	—	(20,030)	(3,324)	—	(23,354)
Provision for doubtful accounts	—	—	1,073	2,999	—	4,072
Amortization of deferred financing charges and note discounts, net	—	4,387	—	981	—	5,368
Share-based compensation	—	—	3,324	935	—	4,259
Gain on sale of operating and fixed assets	—	—	(33,662)	(7,935)	—	(41,597)
Equity in loss of nonconsolidated affiliates	40,656	926	6,712	805	(48,898)	201
Foreign exchange transaction (gain) loss	—	—	73	(12,782)	—	(12,709)
Other reconciling items, net	—	—	(2,597)	(771)	—	(3,368)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	—	—	(2,894)	(19,224)	—	(22,118)
(Increase) decrease in prepaids and other current assets	90	—	(11,291)	(4,178)	—	(15,379)
Increase (decrease) in accrued expenses	1,443	(62,047)	42,603	(40,152)	—	(58,153)
Decrease in accounts payable	—	—	(10,448)	(5,693)	—	(16,141)
Decrease in accrued interest	—	—	(29)	(32)	—	(61)
Increase in deferred income	—	—	13,702	16,861	—	30,563
Changes in other operating assets and liabilities	—	—	540	6,453	—	6,993
Net cash provided by (used for) operating activities	$8,411	$(61,841)	$33,400	$946	$—	$(19,084)
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(43,439)	(59,640)	—	(103,079)
Proceeds from disposal of assets	—	—	51,878	7,857	—	59,735
Purchases of other operating assets	—	—	—	(1,711)	—	(1,711)
Increase in intercompany notes receivable, net	—	(80)	—	—	80	—
Dividends from subsidiaries	—	—	5,523	—	(5,523)	—
Change in other, net	—	—	—	(214)	—	(214)
Net cash provided by (used for) investing activities	$—	$(80)	$13,962	$(53,708)	$(5,443)	$(45,269)
Cash flows from financing activities:
Draws on credit facilities	—	—	—	3,125	—	3,125
Payments on credit facilities	—	—	—	(761)	—	(761)
Payments on long-term debt	—	—	(47)	(301)	—	(348)
Net transfers from iHeartCommunications	(43,109)	—	—	—	—	(43,109)
Dividends and other payments from noncontrolling interests	—	—	—	182	—	182
Dividends paid	(282,055)	—	—	(5,523)	5,523	(282,055)
Increase in intercompany notes payable, net	—	—	—	80	(80)	—
Intercompany funding	31,550	61,921	(99,017)	5,546	—	—
Change in other, net	(1,012)	—	—	—	—	(1,012)
Net cash provided by (used for) financing activities	(294,626)	61,921	(99,064)	2,348	5,443	(323,978)
Effect of exchange rate changes on cash	—	—	—	6,246	—	6,246
Net decrease in cash and cash equivalents	(286,215)	—	(51,702)	(44,168)	—	(382,085)
Cash, cash equivalents and restricted cash at beginning of year	300,285	—	61,542	201,322	—	563,149
Cash, cash equivalents and restricted cash at end of year	$14,070	$—	$9,840	$157,154	$—	$181,064

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

We re-evaluated our segment reporting and determined that our Latin American operations should be managed by our International leadership team. As such, beginning January 1, 2018, our Latin American operations are included in our International segment. Accordingly, we recast the corresponding segment disclosures for prior periods to include Latin America within the International segment.

Corrections to Prior Periods
During the three months ended June 30, 2018, we identified corrections associated with VAT obligations in our International business. For further details, refer to Note 1 to our consolidated financial statements included in this Quarterly Report on Form 10-Q. Accordingly, we have revised the prior period financial statements presented herein to reflect these corrections. “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q is based on the revised financial results for the three and six months ended June 30, 2017.
Executive Summary
The key developments that impacted our business during the three months ended June 30, 2018 are summarized below:

•
Consolidated revenue increased $39.7 million during the three months ended June 30, 2018 compared to the same period of 2017. Excluding a $22.5 million impact from movements in foreign exchange rates, consolidated revenue increased $17.2 million during the three months ended June 30, 2018 compared to the same period of 2017, primarily due to revenue growth from our International segment.

•
On June 1, 2018, CCO, a subsidiary of ours, refinanced the Company's senior revolving credit facility with an asset based credit facility that provides for revolving credit commitments of up to $75.0 million. On June 29, 2018, CCO entered into an amendment providing for a $50.0 million incremental increase of the facility, bringing the aggregate revolving credit commitments to $125.0 million. The facility has a five-year term, maturing in 2023.

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

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of our historical results of operations for the three and six months ended June 30, 2018 to the three and six months ended June 30, 2017 is as follows:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2018	2017	Change	2018	2017	Change
Revenue	$711,980	$672,319	5.9%	$1,310,691	$1,217,045	7.7%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	372,936	352,748	5.7%	734,538	682,406	7.6%
Selling, general and administrative expenses (excludes depreciation and amortization)	125,289	125,898	(0.5)%	252,697	241,672	4.6%
Corporate expenses (excludes depreciation and amortization)	37,928	35,340	7.3%	73,363	69,880	5.0%
Depreciation and amortization	82,767	78,290	5.7%	166,827	155,784	7.1%
Other operating income, net	929	7,829		875	40,440
Operating income	93,989	87,872	7.0%	84,141	107,743	(21.9)%
Interest expense	96,987	94,630		194,251	187,263
Interest income on Due to/from iHeartCommunications, net	210	15,383		210	30,190
Equity in income (loss) of nonconsolidated affiliates	(6)	271		182	(201)
Other income (expense), net	(35,396)	8,773		(15,943)	12,640
Income (loss) before income taxes	(38,190)	17,669		(125,661)	(36,891)
Income tax benefit (expense)	(4,753)	(18,390)		(50,120)	3,447
Consolidated net loss	(42,943)	(721)		(175,781)	(33,444)
Less amount attributable to noncontrolling interest	7,440	6,631		3,024	4,636
Net loss attributable to the Company	$(50,383)	$(7,352)		$(178,805)	$(38,080)

Consolidated Revenue
Consolidated revenue increased $39.7 million during the three months ended June 30, 2018 compared to the same period of 2017. Excluding the $22.5 million impact from movements in foreign exchange rates, consolidated revenue increased $17.2 million during the three months ended June 30, 2018 compared to the same period of 2017. The increase in consolidated revenue is due to revenue growth from our International business, driven by growth across several countries, offset by lower revenue from our Americas outdoor business as a result of the sale of our business in Canada in 2017, which generated revenues of $6.4 million in the second quarter of 2017.
Consolidated revenue increased $93.6 million during the six months ended June 30, 2018 compared to the same period of 2017. Excluding the $57.3 million impact from movements in foreign exchange rates, consolidated revenue increased $36.3 million during the six months ended June 30, 2018 compared to the same period of 2017. The increase in consolidated revenue is due to revenue growth from our International business, driven by growth in several countries, partially offset by lower revenue from our Americas business as a result of the sale of our business in Canada in 2017, which generated $11.1 million in revenue in the six months ended June 30, 2017.

Consolidated Direct Operating Expenses
Consolidated direct operating expenses increased $20.2 million during the three months ended June 30, 2018 compared to the same period of 2017. Excluding the $13.7 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $6.5 million during the three months ended June 30, 2018 compared to the same period of 2017. Higher direct operating expenses in our International business, due to revenue growth in various countries was partially offset by lower direct operating expenses in our Americas outdoor business as a result of the sale of our business in Canada in 2017.
Consolidated direct operating expenses increased $52.1 million during the six months ended June 30, 2018 compared to the same period of 2017. Excluding the $38.4 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $13.7 million during the six months ended June 30, 2018 compared to the same period of 2017. Higher direct operating expenses in our International business was partially offset by lower direct operating expenses in our Americas outdoor business, primarily as a result of the sale of our business in Canada in 2017.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses decreased $0.6 million during the three months ended June 30, 2018 compared to the same period of 2017. Excluding the $4.3 million impact from movements in foreign exchange rates, consolidated SG&A expenses decreased $4.9 million during the three months ended June 30, 2018 compared to the same period of 2017. SG&A expenses were lower primarily due to the sale of our Canadian outdoor market, partially offset by higher expenses in China.
Consolidated SG&A expenses increased $11.0 million during the six months ended June 30, 2018 compared to the same period of 2017. Excluding the $12.4 million impact from movements in foreign exchange rates, consolidated SG&A expenses decreased $1.4 million during the six months ended June 30, 2018 compared to the same period of 2017. SG&A expenses were lower in our Americas outdoor business as a result of the sale of our business in Canada in 2017.
Corporate Expenses
Corporate expenses increased $2.6 million during the three months ended June 30, 2018 compared to the same period of 2017 primarily due to consultant costs related to the investigations in China and Italy, partially offset by a decrease in management fees.
Corporate expenses increased $3.5 million during the six months ended June 30, 2018 compared to the same period of 2017. Excluding the $1.4 million impact from movements in foreign exchange rates, corporate expenses increased $2.1 million during the six months ended June 30, 2018 compared to the same period of 2017 primarily due to consultant costs related to the investigations in China and Italy, partially offset by a decrease in management fees.
Depreciation and Amortization
Depreciation and amortization increased $4.5 million during the three months ended June 30, 2018 compared to the same period in 2017, primarily due to capital expenditures and the impact from movements in foreign exchange rates, partially offset by assets becoming fully depreciated or fully amortized.
Depreciation and amortization increased $11.0 million during the six months ended June 30, 2018 compared to the same period in 2017, primarily due to capital expenditures and the impact from movements in foreign exchange rates, partially offset by assets becoming fully depreciated or fully amortized.
Other Operating Income, Net
Other operating income, net was $0.9 million and $0.9 million for the three and six months ended June 30, 2018, respectively.
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
Interest Expense
Interest expense increased $2.4 million and $7.0 million during the three and six months ended June 30, 2018, respectively, compared to the same periods of 2017, primarily due to the issuance by Clear Channel International B.V. ("CCIBV"), our indirect subsidiary, of $150.0 million in aggregate principal amount of 8.75% Senior Notes due 2020 as additional notes under the indenture governing CCIBV's existing 8.75% Senior Notes due 2020 during the third quarter of 2017.
Interest Income on Due to/from iHeartCommunications, Net
Interest income on Due to/from iHeartCommunications, net decreased $15.2 million and $30.0 million during the three and six months ended June 30, 2018, respectively, compared to the same periods of 2017 as we ceased recording interest income on the pre-petition balance due from iHeartCommunications as the collectability of the interest was not considered probable. See Note 6 to our Consolidated Financial Statements located in Part I of this Quarterly Report on Form 10-Q.

Other Income (Expense), Net
Other expense, net of $35.4 million and $15.9 million recognized in the three and six months ended June 30, 2018 related primarily to net foreign exchange losses recognized in connection with intercompany notes denominated in foreign currencies.

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

The effective tax rates for the three and six months ended June 30, 2018 were (12.4)% and (39.9)%, respectively. The effective rate was primarily impacted by the valuation allowance recorded against deferred tax assets resulting from current period net operating losses in U.S. federal, state and certain foreign jurisdictions due to uncertainty regarding the Company's ability to realize those assets in future periods. In addition, current period losses in certain foreign jurisdictions did not result in tax benefits due to the inability to deduct those losses for tax purposes.

The effective tax rates for the three and six months ended June 30, 2017 were 104.1% and 9.3%, respectively. The effective rates were primarily impacted by the mix of earnings within the various jurisdictions in which the Company operates and the benefits and charges from tax amounts associated with its foreign earnings that are taxed at rates different from the federal statutory rate. In addition, we were unable to record benefits on losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future periods.

Americas Outdoor Advertising Results of Operations

Our Americas outdoor operating results were as follows:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2018	2017	Change	2018	2017	Change
Revenue	$299,922	$300,191	(0.1)%	$555,769	$560,537	(0.9)%
Direct operating expenses	130,313	133,033	(2.0)%	255,186	263,684	(3.2)%
SG&A expenses	47,824	49,439	(3.3)%	96,774	99,817	(3.0)%
Depreciation and amortization	43,123	42,854	0.6%	87,627	85,670	2.3%
Operating income	$78,662	$74,865	5.1%	$116,182	$111,366	4.3%

Three Months
Americas revenue decreased $0.3 million during the three months ended June 30, 2018 compared to the same period of 2017. The decrease in revenue was due to a $6.4 million decrease in revenue resulting from the sale of our Canadian outdoor business during the third quarter of 2017. The decrease in revenue was partially offset by an increase in digital and print revenue.

Americas direct operating expenses decreased $2.7 million during the three months ended June 30, 2018 compared to the same period of 2017. The decrease was driven by a $4.5 million decrease in direct operating expenses resulting from the sale of our Canadian outdoor market, partially offset by higher site lease expenses. Americas SG&A expenses decreased $1.6 million during the three months ended June 30, 2018 compared to the same period of 2017 primarily due to a $1.3 million decrease in SG&A expenses resulting from the sale of our Canadian outdoor market.

Six Months
Americas outdoor revenue decreased $4.8 million during the six months ended June 30, 2018 compared to the same period of 2017. The decrease in revenue was due to an $11.1 million decrease in revenue resulting from the sale of our Canadian outdoor business during the third quarter of 2017 and a decrease in airport revenue. The decrease in revenue was partially offset by an increase in digital and print revenue.
Americas outdoor direct operating expenses decreased $8.5 million during the six months ended June 30, 2018 compared to the same period of 2017. The decrease was driven by an $8.4 million decrease in direct operating expenses resulting from the sale of our Canadian outdoor market, partially offset by higher fixed site lease expenses. Americas outdoor SG&A expenses decreased $3.0 million during the six months ended June 30, 2018 compared to the same period of 2017 primarily due to a $2.8 million decrease in SG&A expenses resulting from the sale of our Canadian outdoor market.
International Outdoor Advertising Results of Operations

Our International operating results were as follows:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2018	2017	Change	2018	2017	Change
Revenue	$412,058	$372,128	10.7%	$754,922	$656,508	15.0%
Direct operating expenses	242,623	219,715	10.4%	479,352	418,722	14.5%
SG&A expenses	77,465	76,459	1.3%	155,923	141,855	9.9%
Depreciation and amortization	38,683	34,095	13.5%	77,248	67,247	14.9%
Operating income	$53,287	$41,859	27.3%	$42,399	$28,684	47.8%

Three Months
International revenue increased $39.9 million during the three months ended June 30, 2018 compared to the same period of 2017. Excluding the $22.5 million impact from movements in foreign exchange rates, International revenue increased $17.4 million during the three months ended June 30, 2018 compared to the same period of 2017. The increase in revenue is due to growth in multiple countries, including Sweden, China, Spain and Switzerland, primarily from new deployments and digital expansion.

International direct operating expenses increased $22.9 million during the three months ended June 30, 2018 compared to the same period of 2017. Excluding the $13.7 million impact from movements in foreign exchange rates, International direct operating expenses increased $9.2 million during the three months ended June 30, 2018 compared to the same period of 2017. The increase was due to higher site lease expenses related to new contracts in countries experiencing revenue growth. International SG&A expenses increased $1.0 million during the three months ended June 30, 2018 compared to the same period of 2017. Excluding the $4.3 million impact from movements in foreign exchange rates, International SG&A expenses decreased $3.3 million during the three months ended June 30, 2018 compared to the same period of 2017. The decrease in SG&A expenses was primarily due to lower expenses in China, partially offset by higher expenses in Sweden.
Six Months
International revenue increased $98.4 million during the six months ended June 30, 2018 compared to the same period of 2017. Excluding the $57.3 million impact from movements in foreign exchange rates, International revenue increased $41.1 million during the six months ended June 30, 2018 compared to the same period of 2017. The increase in revenue is due to growth in multiple countries, including China, Sweden, Spain and Switzerland, primarily from new deployments and digital expansion.
International direct operating expenses increased $60.6 million during the six months ended June 30, 2018 compared to the same period of 2017. Excluding the $38.4 million impact from movements in foreign exchange rates, International direct operating expenses increased $22.2 million during the six months ended June 30, 2018 compared to the same period of 2017. The increase was driven by higher site lease expenses related to new contracts in countries experiencing revenue growth. International SG&A expenses increased $14.1 million during the six months ended June 30, 2018 compared to the same period of 2017. Excluding the $12.5 million impact from movements in foreign exchange rates, International SG&A expenses increased $1.6 million during the six months ended June 30, 2018 compared to the same period of 2017. The increase in SG&A expenses was primarily due to higher expenses in Sweden and Belgium, partially offset by lower expenses in China.
Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Americas advertising	$78,662	$74,865	$116,182	111,366
International advertising	53,287	41,859	42,399	28,684
Other operating income, net	929	7,829	875	40,440
Corporate and other (1)	(38,889)	(36,681)	(75,315)	(72,747)
Consolidated operating income	$93,989	$87,872	$84,141	$107,743

(1)	Corporate and other includes expenses related to Americas and International as well as overall executive, administrative and support functions.

Share-Based Compensation Expense
We have granted restricted stock, restricted stock units and options to purchase shares of our Class A common stock to certain key individuals under our equity incentive plans. Certain employees receive equity awards pursuant to our equity incentive plans.  As of June 30, 2018, there was $9.8 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately 2.4 years.

Share-based compensation expenses are recorded in corporate expenses and were $1.5 million and $1.9 million for the three months ended June 30, 2018 and 2017, respectively, and $3.6 million and $4.3 million for the six months ended June 30, 2018 and 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following discussion highlights cash flow activities during the six months ended June 30, 2018 and 2017:

(In thousands)	Six Months Ended June 30,
	2018	2017
Cash provided by (used for):
Operating activities	$65,868	$(19,084)
Investing activities	$(58,263)	$(45,269)
Financing activities	$27,600	$(323,978)

Operating Activities
Cash provided by operating activities was $65.9 million during the six months ended June 30, 2018 compared to $19.1 million of cash used for operating activities during the six months ended June 30, 2017.  The increase in cash provided by operating activities is primarily attributed to changes in working capital balances, particularly accounts receivable, accounts payable and accrued expenses, which were affected by the timing of payments. Cash paid for interest for the six months ended June 30, 2018 and June 30, 2017 was $187.3 million and $183.4 million, respectively.
Investing Activities
Cash used for investing activities of $58.3 million during the six months ended June 30, 2018 primarily reflected our capital expenditures of $61.3 million. We spent $24.4 million in our Americas segment primarily related to the construction of new advertising structures, such as digital boards, $35.5 million in our International segment primarily related to street furniture and transit advertising structures, including digital displays, and $1.4 million in Corporate primarily related to equipment and software purchases.

Cash used for investing activities of $45.3 million during the six months ended June 30, 2017 primarily reflected our capital expenditures of $103.1 million, partially offset by net cash proceeds from the disposal of assets including proceeds of $43.1 million from the sale of our outdoor Indianapolis market. We spent $39.4 million in our Americas segment primarily related to the construction of new advertising structures such as digital displays, $59.3 million in our International segment primarily related to street furniture and transit advertising structures and $4.4 million in Corporate primarily related to equipment and software purchases.
Financing Activities
Cash provided by financing activities of $27.6 million during the six months ended June 30, 2018 primarily reflected net transfers of $60.8 million in cash from iHeartCommunications, which represents the activity in the “Due from iHeartCommunications” account, partially offset by cash dividends paid of $30.6 million.
Cash used for financing activities of $324.0 million during the six months ended June 30, 2017 primarily reflected a cash dividend of $282.5 million and net transfers of $43.1 million in cash to iHeartCommunications, which represents the activity in the “Due from iHeartCommunications” account.
Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, cash flow from operations, the cash from the intercompany arrangement with iHeartCommunications described below and borrowing capacity under our receivables based credit facility. As of June 30, 2018, we had $172.3 million of cash on our balance sheet, including $153.8 million of cash held outside the U.S. by our subsidiaries, a portion of which is held by non-wholly owned subsidiaries or is otherwise subject to certain restrictions and not readily accessible to us. We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States, except that excess cash from our foreign operations may be transferred to our operations in the United States if needed to fund operations in the United States, subject to the foreseeable cash needs of our foreign operations and the mutual agreement of us and iHeartCommunications. If any excess cash held by our foreign subsidiaries is needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes. This is a result of significant deficits, as calculated for tax law purposes, in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.
Our primary uses of liquidity are for our working capital, capital expenditure, debt service, special dividend and other funding requirements.  At June 30, 2018, we had debt maturities totaling $0.3 million, $0.3 million and $2,575.3 million in 2018, 2019 and 2020, respectively. A substantial amount of our cash requirements are for debt service obligations.  During the six months ended June 30, 2018, we spent $187.3 million of cash on interest on our debt. We anticipate having approximately $376.3 million of cash interest payment obligations in 2018.  Our significant interest payment obligations reduce our financial flexibility, make us more vulnerable to changes in operating performance and economic downturns generally, reduce our liquidity over time and could negatively affect our ability to obtain additional financing in the future.
Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations, cash from the intercompany arrangement with iHeartCommunications described below and borrowing capacity under our receivables based credit facility will enable us to meet our working capital, capital expenditure, debt service, special dividend and other funding requirements, including the debt service on the CCWH Senior Notes, the CCWH Subordinated Notes and the CCIBV Senior Notes, for at least the next 12 months.  We believe our long-term plans, which include promoting outdoor media spending, capitalizing on our diverse geographic and product opportunities and the continued deployment of digital displays, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements long term. However, our anticipated results are subject to significant uncertainty. Our ability to fund our working capital, capital expenditures, debt service, special dividend and other obligations depends on our future operating performance, cash from operations and our ability to manage our liquidity if our business is separated from iHeartCommunications as contemplated by the iHeart RSA described below under “--Promissory Notes with iHeartCommunications.”
Historically, our cash management arrangement with iHeartCommunications has been our only committed external source of liquidity. If our business is separated from iHeartCommunications, we will no longer have iHeartCommunications available to support our cash management function and our liquidity, and we will be dependent upon our ability to generate cash or obtain additional financing to meet our liquidity needs. If we are unable to obtain financing from iHeartCommunications under the intercompany arrangement described below or pursuant to any recoveries under the Due from iHeartCommunications Note upon consummation of the iHeart Chapter 11 Cases, we will likely need to obtain additional financing from banks or other lenders, or through public offerings or private placements of debt or equity, strategic relationships or other arrangements in the future.  There can be no assurance that financing alternatives will be available in sufficient amounts or on terms acceptable to us in the future due to market conditions, our financial condition, our liquidity constraints, our lack of history operating as a company independent from iHeartCommunications or other factors, many of which are beyond our control. Even if financing alternatives are available to us, we may not find them suitable or at comparable interest rates to the indebtedness being refinanced, and our annual cash interest payment obligations could increase further. In addition, the terms of our existing or future debt agreements may restrict us from securing financing on terms that are available to us at that time. In addition to the need to refinance our various indebtedness at or before maturity, if we are unable to generate sufficient cash through our operations, we could face substantial liquidity problems, which could have a material adverse effect on our financial condition and on our ability to meet our obligations.
iHeartCommunications provides the day-to-day cash management services for our cash activities and balances in the U.S. We do not have any material committed external sources of capital other than iHeartCommunications, and iHeartCommunications is not required to provide us with funds to finance our working capital or other cash requirements. We have no access to the cash transferred from us to iHeartCommunications under the cash management arrangement. Before the filing of the iHeart Chapter 11 Cases (as defined below), the net amount due to us from iHeartCommunications under this cash management arrangement was represented by the Due from iHeartCommunications Note. On March 14, 2018, iHeartMedia, iHeartCommunications and certain of iHeartMedia's direct and indirect domestic subsidiaries, not including the Company or any of its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “iHeart Chapter 11 Cases”). Pursuant to an order entered by the Bankruptcy Court, as of March 14, 2018, the balance of the Due from iHeartCommunications Note immediately prior to the commencement of the iHeart Chapter 11 Cases was frozen, and following March 14, 2018, intercompany allocations that would have been reflected in adjustments to the balance of the Due from iHeartCommunications Note are instead reflected in a new intercompany balance that accrues interest at a rate equal to the interest under the Due from iHeart Communications Note. The Bankruptcy Court entered an order to allow iHeartCommunications to continue to provide the day-to-day cash management services for us during the iHeart Chapter 11 Cases and we expect it to continue to do so until such arrangements are addressed through the iHeart Chapter 11 Cases. As of June 30, 2018, we owed $3.5 million to iHeartCommunications under this intercompany arrangement with iHeartCommunications.
We are an unsecured creditor of iHeartCommunications with respect to amounts owed under the Due from iHeartCommunications Note. We cannot predict at this time the outcome of iHeartCommunications' efforts to restructure its indebtedness in the iHeart Chapter 11 Cases. While the treatment of the Due from iHeartCommunications Note in the iHeart Chapter 11 Cases has not yet been determined, we do not expect to recover the full balance of the now-frozen Due from iHeartCommunications Note upon the implementation of any plan of reorganization that is ultimately accepted by the requisite vote of creditors and approved by the Bankruptcy Court. See “--Promissory Notes with iHeartCommunications” below for a discussion of the current balance of and expected recovery under the Due from iHeartCommunications Note. If we do not recognize the expected recovery under the Due from iHeartCommunications Note, or if we cannot generate sufficient liquidity from our operations or other sources on a timely basis, we could experience a liquidity shortfall. In addition, any repayments that we received on the Due from iHeartCommunications Note during the one-year preference period prior to the filing of the iHeart Chapter 11 Cases may potentially be avoidable as a preference and subject to recovery by the iHeartCommunications bankruptcy estate, which could further exacerbate any liquidity shortfall.
On January 24, 2018, we made a demand for repayment of $30.0 million outstanding under the Due from iHeartCommunications Note and simultaneously paid a special cash dividend of $30.0 million. iHeartCommunications received approximately 89.5%, or approximately $26.8 million, of the proceeds of the dividend through its wholly-owned subsidiaries, with the remaining approximately 10.5%, or approximately $3.2 million, of the proceeds of the dividend paid to our public stockholders. The payment of this special dividend reduced the balance owed to us under the Due from iHeartCommunications Note and thereby reduced the amount of cash available to us for future working capital, capital expenditure, debt service and other funding requirements.
We were in compliance with the covenants contained in our material financing agreements as of June 30, 2018.
We frequently evaluate strategic opportunities both within and outside our existing lines of business.  We expect from time to time to dispose of certain businesses and may pursue acquisitions.  These dispositions or acquisitions could be material.

Sources of Capital
As of June 30, 2018 and December 31, 2017, we had the following debt outstanding, cash and cash equivalents, amounts due (to)/from iHeartCommunications:

(In millions)	June 30, 2018	December 31, 2017
Clear Channel Worldwide Holdings Senior Notes due 2022	$2,725.0	$2,725.0
Clear Channel Worldwide Holdings Senior Subordinated Notes due 2020	2,200.0	2,200.0
Receivables Based Credit Facility due 2023(1)	—	—
Clear Channel International B.V. Senior Notes due 2020	375.0	375.0
Other debt	4.2	2.4
Original issue discount	(0.5)	(0.2)
Long-term debt fees	(31.2)	(35.5)
Total debt	5,272.5	5,266.7
Less: Cash and cash equivalents	172.3	144.1
Less: Due from iHeartCommunications	154.8	212.0
Less: Due to iHeartCommunications, post iHeart Chapter 11 Cases	(3.5)	—
	$4,948.9	$4,910.6
 (1) On June 1, 2018, CCO, a subsidiary of ours, refinanced our senior revolving credit facility with an asset based credit facility that provides for revolving credit commitments of up to $75.0 million. On June 29, 2018, CCO entered into an amendment providing for a $50.0 million incremental increase of the facility, bringing the aggregate revolving credit commitments to $125.0 million. The facility has a five-year term, maturing in 2023. As of June 30, 2018, the facility had $60.7 million of letters of credit outstanding and a borrowing base of $112.2 million, resulting in $51.5 million of excess availability.
We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities.  Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Promissory Notes with iHeartCommunications
We maintain accounts that represent net amounts due to or from iHeartCommunications, which are recorded as “Due from iHeartCommunications” on our consolidated balance sheets.  Before the filing of the iHeart Chapter 11 Cases, the accounts were represented by the revolving promissory note issued by us to iHeartCommunications (the Due to iHeartCommunications Note) and the revolving promissory note issued by iHeartCommunications to us (the Due from iHeartCommunications Note), in each case in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances.  The revolving promissory notes were generally payable on demand and were scheduled to mature on May 15, 2019.  Included in the accounts are the net activities resulting from day-to-day cash management services provided by iHeartCommunications.  Such day-to-day cash management services relate only to our cash activities and balances in the U.S. and exclude any cash activities and balances of our non-U.S. subsidiaries.
Pursuant to an order entered by the Bankruptcy Court, as of March 14, 2018, the balance of the Due from iHeartCommunications Note was frozen, and following March 14, 2018, intercompany allocations that would have been reflected in adjustments to the balance of the Due from iHeartCommunications Note are instead reflected in an intercompany balance that accrues interest at a rate equal to the interest under the Due from iHeartCommunications Note. Our board of directors has established a special committee consisting of our independent directors to consider, review and negotiate certain transactions between iHeartCommunications and CCOH in connection with the iHeart Chapter 11 Cases, and discussions regarding the outcome of the Due from iHeartCommunications Note are ongoing. On March 16, 2018, iHeartMedia and the other Debtors and certain creditors and equity holders entered into a Restructuring Support Agreement (the “iHeart RSA”) with certain creditors and equityholders. The iHeart RSA contemplates that our business will be separated from iHeartCommunications at the conclusion of the iHeart Chapter 11 Cases and that the Due from iHeartCommunications Note will receive treatment in a form and substance acceptable to the Debtors, to us and to certain consenting senior creditors of iHeartCommunications, which treatment will be set forth in a plan of reorganization and approved by the Bankruptcy Court. We cannot predict at this time the outcome of iHeartCommunications' efforts to restructure its indebtedness in the iHeart Chapter 11 Cases.

As of June 30, 2018, the principal amount outstanding under the Due from iHeartCommunications Note was $1,031.7 million. While the treatment of the Due from iHeartCommunications Note in the iHeart Chapter 11 Cases has not yet been determined, we do not expect that we will be able to recover all of the amounts owed to us under the Due from iHeartCommunications Note upon the implementation of any plan of reorganization that is ultimately accepted by the requisite vote of creditors and approved by the Bankruptcy Court. As a result, we recognized a loss of $855.6 million on the Due from iHeartCommunications Note during the fourth quarter of 2017 to reflect an estimated recoverable amount of the note, based on management's best estimate of the cash settlement amount. In addition, beginning January 1, 2018, we ceased recording interest income on the Due from iHeartCommunications Note, which amounted to $21.3 million for the three months ended March 31, 2018, as the collectability of the interest was not considered probable. As a result of the $855.6 million allowance on the Due from iHeartCommunications Note recognized during the fourth quarter of 2017 and the $21.3 million reserve recognized in relation to interest incurred during the pre-petition period in the three months ended March 31, 2018, the outstanding principal amount of $1,031.7 million was reduced to $154.8 million as of June 30, 2018 on our consolidated balance sheet. The final settlement amount of the Due from iHeartCommunications Note is expected to be negotiated as part of iHeartCommunications’ bankruptcy proceedings and may differ from the estimated recoverable amount of $154.8 million as of June 30, 2018. As of June 30, 2018, we had no borrowings under the Due to iHeartCommunications Note, and we owed $3.5 million to iHeartCommunications under the intercompany arrangement with iHeartCommunications approved by the Bankruptcy Court in the iHeart Chapter 11 Cases.
In accordance with the terms of the settlement for the derivative litigation filed by our stockholders regarding the Due from iHeartCommunications Note, as previously disclosed, we established a committee of our board of directors, consisting of our independent and disinterested directors, for the specific purpose of monitoring the Due from iHeartCommunications Note.  This committee has the non-exclusive authority to demand payments under the Due from iHeartCommunications Note under certain specified circumstances tied to iHeartCommunications’ liquidity or the amount outstanding under the Due from iHeartCommunications Note, as long as our board of directors declares a simultaneous dividend equal to the amount so demanded.  The committee last made a demand under the Due from iHeartCommunications Note on August 11, 2014.  As of July 31, 2018, the committee has the right, pursuant to the terms of the settlement of the derivative litigation, but not the obligation, to make a demand on the Due from iHeartCommunications Note. However, on account of the iHeart Chapter 11 Cases, the balance of the Due from iHeartCommunications Note is currently frozen and any payment pursuant to such demand would be subject to the approval of the Bankruptcy Court.
If we are unable to obtain financing from iHeartCommunications under the intercompany arrangement approved by the Bankruptcy Court in the iHeart Chapter 11 Cases or pursuant to any recoveries under the Due from iHeartCommunications Note upon consummation of the iHeart Chapter 11 Cases, we will likely need to obtain additional financing from banks or other lenders, or through public offerings or private placements of debt or equity, strategic relationships or other arrangements in the future.  We may be unable to successfully obtain additional debt or equity financing on satisfactory terms or at all.
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
 Clear Channel Worldwide Holdings Senior Notes
As of June 30, 2018, the CCWH senior notes represented $2.7 billion aggregate principal amount of indebtedness outstanding, which consisted of $735.75 million aggregate principal amount of 6.5% Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and $1,989.25 million aggregate principal amount of 6.5% Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes” and, together with the Series A CCWH Senior Notes, the “CCWH Senior Notes”). The CCWH Senior Notes are guaranteed by us, CCO and certain of our direct and indirect subsidiaries.
 The Series A CCWH Senior Notes indenture and the Series B CCWH Senior Notes indenture restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test. Under this test, in order to incur additional indebtedness, our debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively, and in order to incur additional indebtedness that is subordinated to the CCWH Senior Notes, our debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1. The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B CCWH Senior Notes indenture also restricts our ability to pay dividends, but permits us to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if our debt to adjusted EBITDA ratios (as defined by the indenture) are lower than 7.0:1 and 5.0:1 for total debt and senior debt, respectively. The Series B CCWH Senior Notes indenture also contains certain other exceptions that allow us to pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by us of amounts outstanding under the Due from iHeartCommunications Note. We have used substantially all of the $525.0 million general restricted payment baskets in the Series B CCWH Senior Notes indenture. The Series A CCWH Senior Notes indenture does not limit our ability to pay dividends.
Our consolidated leverage ratio, defined as total debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 8.7:1 as of June 30, 2018, and senior leverage ratio, defined as senior debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 4.5:1 as of June 30, 2018. As required by the definition of EBITDA in the CCWH Senior Notes indentures, our EBITDA for the preceding four quarters of $610.7 million is calculated as operating income (loss) before depreciation, amortization, impairment charges and gains and losses on acquisitions and divestitures plus share-based compensation and is further adjusted for the following: (i) costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses; (iii) non-cash charges; and (iv) various other items. Because our consolidated leverage ratio exceeded the limit in the incurrence tests described above, we are not currently permitted to incur additional indebtedness using the incurrence test in the Series A CCWH Senior Notes indenture and the Series B CCWH Senior Notes indenture, and we are not currently permitted to pay dividends from the proceeds of indebtedness or the excess proceeds from asset sales under the Series B CCWH Senior Notes indenture. There are other exceptions in these indentures that allow us to incur additional indebtedness and pay dividends.
The following table reflects a reconciliation of EBITDA (as defined by the CCWH Senior Notes indentures) to operating income and net cash provided by operating activities for the four quarters ended June 30, 2018:

Four Quarters Ended
(In millions)	June 30, 2018
EBITDA (as defined by the CCWH Senior Notes indentures)	$610.7
Less adjustments to EBITDA (as defined by the CCWH Senior Notes indentures):
Costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities	(7.4)
Extraordinary, non-recurring or unusual gains or losses or expenses (as referenced in the definition of EBITDA in the CCWH Senior Notes indentures)	(23.9)
Non-cash charges	(10.1)
Other items	(1.8)
Less: Depreciation and amortization, Impairment charges, Gains and losses on acquisitions and divestitures and Share-based compensation expense	(363.0)
Operating income	204.5
Plus: Depreciation and amortization, Impairment charges, Gain (loss) on disposal of operating and fixed assets and Share-based compensation expense	361.3
Less: Interest expense	(388.1)
Plus: Interest income on Due from iHeartCommunications	38.9
Less: Current income tax expense	(14.6)
Plus: Other income, net	0.9
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	12.2
Change in assets and liabilities, net of assets acquired and liabilities assumed	18.6
Net cash provided by operating activities	$233.7
Clear Channel Worldwide Holdings Senior Subordinated Notes
As of June 30, 2018, the CCWH Subordinated Notes represented $2.2 billion aggregate principal amount of indebtedness outstanding, which consisted of $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes”).
 The Series A CCWH Subordinated Notes indenture and the Series B CCWH Subordinated Notes indenture restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test. In order to incur additional indebtedness under this test, our debt to adjusted EBITDA ratio (as defined by the indentures) must be lower than 7.0:1. The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B CCWH Subordinated Notes indenture also permits us to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if our debt to adjusted EBITDA ratio (as defined by the indenture) is lower than 7.0:1. Because our debt to adjusted EBITDA ratio exceeded the thresholds in the indentures as of June 30, 2018, we are not currently permitted to incur additional indebtedness using the incurrence test in the Series A CCWH Subordinated Notes Indenture and the Series B CCWH Subordinated Notes indenture, and we are not currently permitted to pay dividends from the proceeds of indebtedness or the excess proceeds from asset sales under the Series B CCWH Subordinated Notes indenture. The Series B CCWH Subordinated Notes indenture contains certain other exceptions that allow us to incur indebtedness and pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by us of amounts outstanding under the Due from iHeartCommunications Note. We have used substantially all of the $525.0 million general restricted payment baskets in the Series B CCWH Senior Notes indenture. The Series A CCWH Subordinated Notes indenture does not limit our ability to pay dividends.
Receivables Based Credit Facility Due 2023
On June 1, 2018, CCO, a subsidiary of ours, entered into a Credit Agreement, as parent borrower, with certain of its subsidiaries named therein, as subsidiary borrowers, Deutsche Bank AG New York Branch, as administrative agent and swing line lender, and the other lenders from time to time party thereto. The Credit Agreement governs CCO’s new asset-based revolving credit facility and replaced our prior credit agreement, dated as of August 22, 2013, which was terminated on the Closing Date.
Size and Availability
The Credit Agreement provides for an asset-based revolving credit facility, with amounts available from time to time (including in respect of letters of credit) equal to the lesser of (i) the borrowing base, which equals 85.0% of the eligible accounts receivable of CCO and the subsidiary borrowers, subject to customary eligibility criteria minus any reserves, and (ii) the aggregate revolving credit commitments. As of the Closing Date, the aggregate revolving credit commitments were $75.0 million. On June 29, 2018, CCO entered into an amendment providing for a $50.0 million incremental increase of the facility, bringing the aggregate revolving credit commitments to $125.0 million. On the Closing Date, the revolving credit facility was used to replace and terminate the commitments under the Prior Credit Agreement and to replace the letters of credit outstanding under the Prior Credit Agreement.
Interest Rate and Fees
Borrowings under the Credit Agreement bear interest at a rate per annum equal to the Applicable Rate plus, at CCO’s option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such date as publicly announced from time to time by the Administrative Agent as its “prime rate” and (c) the Eurocurrency rate that would be calculated as of such day in respect of a proposed Eurocurrency rate loan with a one-month interest period plus 1.00%, or (2) a Eurocurrency rate that is equal to the LIBOR rate as published by Reuters two business days prior to the commencement of the interest period. The Applicable Rate for borrowings under the Credit Agreement is 1.00% with respect to base rate loans and 2.00% with respect to Eurocurrency loans.
In addition to paying interest on outstanding principal under the Credit Agreement, CCO is required to pay a commitment fee of 0.375% per annum to the lenders under the Credit Agreement in respect of the unutilized revolving commitments thereunder. CCO must also pay a letter of credit fee for each issued letter of credit equal to 2.00% per annum times the daily maximum amount then available to be drawn under such letter of credit.
Maturity
Borrowings under the Credit Agreement will mature, and lending commitments thereunder will terminate, on the earlier of (a) June 1, 2023 and (b) 90 days prior to the maturity date of any indebtedness of CCOH or any of its direct or indirect subsidiaries in an aggregate principal amount outstanding in excess of $250,000,000 (other than the 8.75% senior notes due 2020 issued by Clear Channel International, B.V.).
Prepayments
If at any time, the outstanding amount under the revolving credit facility exceeds the lesser of (i) the aggregate amount committed by the revolving credit lenders and (ii) the borrowing base, CCO will be required to prepay first, any protective advances and second, any outstanding revolving loans and swing line loans and/or cash collateralize letters of credit in an aggregate amount equal to such excess, as applicable.

Subject to customary exceptions and restrictions, CCO may voluntarily repay outstanding amounts under the Credit Agreement at any time without premium or penalty. Any voluntary prepayments CCO makes will not reduce commitments under the Credit Agreement.
Guarantees and Security
The facility is guaranteed by the Subsidiary Borrowers. All obligations under the Credit Agreement, and the guarantees of those obligations, are secured by a perfected security interest in all of CCO’s and the Subsidiary Borrowers’ accounts receivable and related assets and proceeds thereof.
Certain Covenants and Events of Default
If borrowing availability is less than the greater of (a) $7.5 million and (b) 10.0% of the lesser of (i) the aggregate commitments at such time and (ii) the borrowing base then in effect at such time, CCO will be required to comply with a minimum fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent period of four consecutive fiscal quarters ended prior to the occurrence of the Financial Covenant Triggering Event, and will be required to continue to comply with this minimum fixed charge coverage ratio until borrowing availability exceeds the greater of (x) $7.5 million and (y) 10.0% of the lesser of (i) the aggregate commitments at such time and (ii) the borrowing base then in effect at such time, at which time the Financial Covenant Triggering Event will no longer be deemed to be occurring.
The Credit Agreement also includes negative covenants that, subject to significant exceptions, limit the Borrowers’ ability and the ability of their restricted subsidiaries to, among other things:

•	incur additional indebtedness;

•	create liens on assets;

•	engage in mergers, consolidations, liquidations and dissolutions;

•	sell assets;

•	pay dividends and distributions or repurchase capital stock;

•	make investments, loans, or advances;

•	prepay certain junior indebtedness;

•	engage in certain transactions with affiliates or;

•	change lines of business.
The Credit Agreement includes certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, material judgments and a change of control. If an event of default occurs, the lenders under the Credit Agreement will be entitled to take various actions, including the acceleration of all amounts due under the Credit Agreement and all actions permitted to be taken by a secured creditor.

CCIBV Senior Notes
During the fourth quarter of 2015, CCIBV, an international subsidiary of ours, issued $225.0 million aggregate principal amount outstanding of its 8.75% Senior Notes due 2020 (“CCIBV Senior Notes”). During the third quarter of 2017, CCIBV issued $150.0 million in additional aggregate principal amount of 8.75% Senior Notes due 2020, bringing the total amount outstanding under the CCIBV Senior Notes as of June 30, 2018 to $375.0 million.
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
Other Debt

Other debt consists primarily of capital leases and loans with international banks.  As of June 30, 2018, approximately $4.2 million was outstanding as other debt.
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

Foreign Currency Exchange Rate Risk
We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported net losses of $21.3 million and $29.0 million for the three and six months ended June 30, 2018, respectively.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net losses for the three and six months ended June 30, 2018 by $2.1 million and $2.9 million, respectively.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three and six months ended June 30, 2018 would have increased our net losses for the same periods by corresponding amounts.
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

ITEM 4.  CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC.  Based on that evaluation, although the Company continues to work to remediate the material weakness in internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2017, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018 at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting
Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)), management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
As explained in greater detail under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2017, we undertook a broad range of remedial procedures prior to July 31, 2018, the filing date of this report, to address the material weaknesses in our internal control over financial reporting identified as of December 31, 2017. Our efforts to improve our internal controls are ongoing and are focused on implementing additional controls to strengthen the cash management and reporting process at Clear Media Limited, our outdoor business in China. Therefore, while we determined, with the participation of our CEO and CFO, that there have been no changes in our internal control over financial reporting in the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we continue to monitor the operation of these remedial measures through the date of this report.
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
On March 7, 2018, the defendants filed a motion to dismiss plaintiff's verified derivative complaint for failure to state a claim upon which relief can be granted. On March 16, 2018, iHeartMedia filed a Notice of Suggestion of Pendency of Bankruptcy and Automatic Stay of Proceedings. On May 4, 2018, plaintiff filed its response to the motion to dismiss. On June 26, 2018, the defendants filed a reply brief in further support of their motion to dismiss. Oral argument on the motion to dismiss is scheduled for September 20, 2018.
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
We advised both the United States Securities and Exchange Commission and the United States Department of Justice of the investigation at Clear Media Limited and are cooperating to provide information in response to inquiries from the agencies. The Clear Media Limited investigation could implicate the books and records, internal controls and anti-bribery provisions of the U.S. Foreign Corrupt Practices Act, which statute and regulations provide for potential monetary penalties as well as criminal and civil sanctions. It is possible that monetary penalties and other sanctions could be assessed on the Company in connection with this matter. The nature and amount of any monetary penalty or other sanctions cannot reasonably be estimated at this time.
Italy Investigation
As described in Note 1 to these consolidated financial statements, during the three months ended June 30, 2018, we identified misstatements associated with VAT obligations related to our subsidiary in Italy.  Upon identification of these misstatements, we undertook certain procedures, including a forensic investigation, which is ongoing.  In addition, we voluntarily disclosed the matter and preliminary findings to the Italian tax authorities in order to commence a discussion on the appropriate calculation of the VAT position.  The current expectation is that we may have to repay to the Italian tax authority a substantial portion of the VAT previously applied as a credit, amounting to approximately $17 million, including estimated possible penalties and interest.  The discussion with the tax authorities is at an early stage and therefore the ultimate amount that will be paid to the tax authorities in Italy is unknown. The ultimate amount to be paid may differ from our estimates, and such differences may be material.

ITEM 1A.  RISK FACTORS
For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017 (the "Annual Report"). There have not been any material changes in the risk factors disclosed in our Annual Report.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our purchases of shares of our Class A common stock made during the quarter ended June 30, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	67,019	$4.90	—	$—
May 1 through May 31	—	—	—	—
June 1 through June 30	76,405	4.70	—	—
Total	143,424	$4.79	—	$—

(1)
The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended June 30, 2018 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1
Credit Agreement, dated as of June 1, 2018, by and among Clear Channel Outdoor, Inc., the subsidiary borrowers party thereto, Deutsche Bank AG New York Branch, as administrative agent and swing line lender, and the other lenders from time to time party thereto (incorporated by reference to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on June 6, 2018).

10.2
First Amendment to Credit Agreement, dated as of June 29, 2018, by and among Clear Channel Outdoor, Inc., the subsidiary borrowers party thereto, Deutsche Bank AG New York Branch, as administrative agent and swing line lender, and the other lenders from time to time party thereto.

10.3
Amended and Restated Waiver and Consent No. 1, dated as of April  27, 2018, by and among Clear Channel Outdoor Holdings, Inc., as borrower, the lenders party thereto, and Deutsche Bank AG New York Branch, in its capacity as administrative agent.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

July 31, 2018	/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and
Assistant Secretary