Form 10-Q
period 2018-09-30
Clear Channel Outdoor Holdings, Inc.
filed 2018-11-08
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2018
- - - - - - - - - - - - - - - - - - - - - - - - - -	- - - - - - - - - - - - - - - - - - - - - - - - - -
Class A Common Stock, $.01 par value	50,413,296
Class B Common Stock, $.01 par value	315,000,000

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands, except share and per share data)	September 30, 2018	December 31, 2017
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$191,117	$144,119
Accounts receivable, net of allowance of $21,800 in 2018 and $22,487 in 2017	654,038	659,463
Prepaid expenses	125,592	111,876
Other current assets	32,725	58,714
Total Current Assets	1,003,472	974,172
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,038,835	1,180,882
Other property, plant and equipment, net	217,155	214,147
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles	971,163	977,152
Other intangibles, net	257,483	273,862
Goodwill	708,508	714,043
OTHER ASSETS
Due from iHeartCommunications, net of allowance of $855,648 in 2018 and 2017	154,758	211,990
Other assets	127,988	121,199
Total Assets	$4,479,362	$4,667,447
CURRENT LIABILITIES
Accounts payable	$99,304	$87,960
Accrued expenses	533,413	509,801
Deferred income	85,732	59,178
Current portion of long-term debt	321	573
Total Current Liabilities	718,770	657,512
Long-term debt	5,274,490	5,266,153
Due to iHeartCommunications, post iHeart Chapter 11 Cases	1,495	—
Deferred income taxes	360,429	318,107
Other long-term liabilities	264,190	283,969
Commitments and Contingent liabilities (Note 5)
STOCKHOLDERS’ DEFICIT
Noncontrolling interest	153,235	157,040
Preferred stock, par value $.01 per share, 150,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share, authorized 750,000,000 shares, issued 51,516,299 and 49,955,300 shares in 2018 and 2017, respectively	501	500
Class B common stock, par value $.01 per share, 600,000,000 shares authorized, 315,000,000 shares issued and outstanding	3,150	3,150
Additional paid-in capital	3,084,518	3,108,148
Accumulated deficit	(5,026,573)	(4,781,245)
Accumulated other comprehensive loss	(348,317)	(340,094)
Cost of shares (1,098,625 in 2018 and 946,415 in 2017) held in treasury	(6,526)	(5,793)
Total Stockholders’ Deficit	(2,140,012)	(1,858,294)
Total Liabilities and Stockholders’ Deficit	$4,479,362	$4,667,447

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$663,739	$644,430	$1,974,117	$1,860,298
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	361,681	357,946	1,095,906	1,039,175
Selling, general and administrative expenses (excludes depreciation and amortization)	128,797	128,539	381,494	370,597
Corporate expenses (excludes depreciation and amortization)	37,729	35,333	111,092	105,213
Depreciation and amortization	77,405	81,096	244,232	236,880
Impairment charges	7,772	1,591	7,772	1,591
Other operating income (expense), net	825	(11,783)	1,700	28,657
Operating income	51,180	28,142	135,321	135,499
Interest expense	97,158	95,467	291,409	282,802
Interest income on Due to/from iHeartCommunications, net	363	17,087	573	47,277
Equity in earnings (loss) of nonconsolidated affiliates	202	(628)	384	(829)
Other income (expense), net	(6,087)	9,164	(22,030)	21,804
Loss before income taxes	(51,500)	(41,702)	(177,161)	(79,051)
Income tax expense	(6,896)	(16,347)	(57,016)	(12,900)
Consolidated net loss	(58,396)	(58,049)	(234,177)	(91,951)
Less amount attributable to noncontrolling interest	6,692	6,159	9,716	10,546
Net loss attributable to the Company	$(65,088)	$(64,208)	$(243,893)	$(102,497)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7,089)	12,348	(18,927)	42,353
Unrealized holding loss on marketable securities	—	(320)	—	(218)
Reclassification adjustments	1,425	6,207	1,425	4,563
Other comprehensive income (loss)	(5,664)	18,235	(17,502)	46,698
Comprehensive loss	(70,752)	(45,973)	(261,395)	(55,799)
Less amount attributable to noncontrolling interest	(5,161)	2,548	(7,844)	5,734
Comprehensive loss attributable to the Company	$(65,591)	$(48,521)	$(253,551)	$(61,533)
Net loss attributable to the Company per common share:
Basic	$(0.18)	$(0.18)	$(0.67)	$(0.28)
Weighted average common shares outstanding – Basic	361,815	361,302	361,680	361,064
Diluted	$(0.18)	$(0.18)	$(0.67)	$(0.28)
Weighted average common shares outstanding – Diluted	361,815	361,302	361,680	361,064

Dividends declared and paid per share	$—	$0.07	$0.08	$0.85

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
(UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Consolidated net loss	$(234,177)	$(91,951)
Reconciling items:
Impairment charges	7,772	1,591
Depreciation and amortization	244,232	236,880
Deferred taxes	40,889	(27,315)
Provision for doubtful accounts	5,108	6,328
Amortization of deferred financing charges and note discounts, net	8,000	7,996
Share-based compensation	6,757	7,153
Gain on disposal of operating and other assets	(2,307)	(30,295)
Equity in (earnings) loss of nonconsolidated affiliates	(384)	829
Foreign exchange transaction (gain) loss	21,379	(22,266)
Other reconciling items, net	(1,997)	(4,930)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(15,293)	(17,826)
Increase in prepaid expenses and other current assets	(19,606)	(16,109)
Increase (decrease) in accrued expenses	11,711	(8,810)
Increase (decrease) in accounts payable	13,627	(4,023)
Increase in accrued interest	10,032	6,031
Increase in deferred income	29,122	18,718
Changes in other operating assets and liabilities	(4,438)	11,106
Net cash provided by operating activities	$120,427	$73,107
Cash flows from investing activities:
Purchases of property, plant and equipment	(110,121)	(134,868)
Proceeds from disposal of assets	6,563	71,034
Purchases of other operating assets	(1,828)	(2,984)
Change in other, net	56	(1,058)
Net cash used for investing activities	$(105,330)	$(67,876)
Cash flows from financing activities:
Payments on credit facilities	—	(909)
Proceeds from long-term debt	—	156,000
Payments on long-term debt	(482)	(604)
Net transfers from (to) iHeartCommunications	58,726	(165,650)
Dividends and other payments to noncontrolling interests	(6,144)	(12,027)
Dividends paid	(30,660)	(282,658)
Change in other, net	(2,265)	(6,234)
Net cash provided by (used for) financing activities	$19,175	$(312,082)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,951)	7,037
Net increase (decrease) in cash, cash equivalents and restricted cash	26,321	(299,814)
Cash, cash equivalents and restricted cash at beginning of period	188,310	552,691
Cash, cash equivalents and restricted cash at end of period	$214,631	$252,877
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$272,378	$270,126
Cash paid for income taxes	23,390	29,771

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
Corrections to Prior Periods
During the three months ended June 30, 2018, the Company identified misstatements associated with VAT obligations in its International segment, which resulted in an understatement of the Company's VAT obligation. Based on an analysis of the quantitative and qualitative factors in accordance with SEC Staff Bulletins ("SAB") 99, Materiality, SAB 108, Considering the Effects of Prior year Misstatements when Quantifying Misstatements in the Current Year Financial Statements and Accounting Standards Codification 250, Accounting Changes and Error Corrections, the Company concluded that these misstatements were immaterial, individually and in the aggregate, to any of the Company's prior quarterly and annual financial statements previously filed in the Company's Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. As a result, amendment of such reports is not required. While the Company concluded that the misstatements were immaterial to each of the prior reporting periods affected, the Company further concluded that correcting the errors cumulatively would materially misstate the Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2018. Accordingly, the Company is correcting the VAT misstatements, as well as other previously identified immaterial errors, by revising the Consolidated Balance Sheet as of December 31, 2017 and 2016 and the Consolidated Statements of Comprehensive Loss and the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 and for the three months ended March 31, 2018.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the effect of the corrections on the Consolidated Balance Sheet as of December 31, 2017 is as follows:

	December 31, 2017
(In thousands)	As Reported	Correction	Revised
Other assets	$124,534	$(3,335)	$121,199
Total Assets	4,670,782	(3,335)	4,667,447
Other long-term liabilities	270,415	13,554	283,969
Accumulated deficit	(4,765,514)	(15,731)	(4,781,245)
Accumulated other comprehensive loss	(338,936)	(1,158)	(340,094)
Total Stockholders' Deficit	(1,841,405)	(16,889)	(1,858,294)
Total Liabilities and Stockholders’ Deficit	4,670,782	(3,335)	4,667,447
A summary of the effect of the corrections on the Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2017 is as follows:

	Three Months Ended September 30, 2017
(In thousands)	As Reported	Correction	Revised
Revenue	$645,089	$(659)	$644,430
Direct operating expenses (excludes depreciation and amortization)	356,100	1,846	357,946
Selling, general and administrative expenses (excludes depreciation and amortization)	128,397	142	128,539
Operating income	30,789	(2,647)	28,142
Loss before income taxes	(39,055)	(2,647)	(41,702)
Consolidated net loss	(55,402)	(2,647)	(58,049)
Less amount attributable to noncontrolling interest	6,237	(78)	6,159
Net loss attributable to the Company	(61,639)	(2,569)	(64,208)
Foreign currency translation adjustments	12,950	(602)	12,348
Other comprehensive income	18,837	(602)	18,235
Comprehensive loss	(42,802)	(3,171)	(45,973)
Less amount attributable to noncontrolling interest	2,666	(118)	2,548
Comprehensive loss attributable to the Company	(45,468)	(3,053)	(48,521)
Basic loss per share	(0.17)	(0.01)	(0.18)
Diluted loss per share	(0.17)	(0.01)	(0.18)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2017
(In thousands)	As Reported	Correction	Revised
Revenue	$1,862,134	$(1,836)	$1,860,298
Direct operating expenses (excludes depreciation and amortization)	1,034,204	4,971	1,039,175
Selling, general and administrative expenses (excludes depreciation and amortization)	370,069	528	370,597
Operating income	142,834	(7,335)	135,499
Interest expense	282,730	72	282,802
Loss before income taxes	(71,644)	(7,407)	(79,051)
Consolidated net loss	(84,544)	(7,407)	(91,951)
Less amount attributable to noncontrolling interest	10,873	(327)	10,546
Net loss attributable to the Company	(95,417)	(7,080)	(102,497)
Foreign currency translation adjustments	43,947	(1,594)	42,353
Other comprehensive income	48,292	(1,594)	46,698
Comprehensive loss	(47,125)	(8,674)	(55,799)
Less amount attributable to noncontrolling interest	5,995	(261)	5,734
Comprehensive loss attributable to the Company	(53,120)	(8,413)	(61,533)
Basic loss per share	(0.26)	(0.02)	(0.28)
Diluted loss per share	(0.26)	(0.02)	(0.28)
New Accounting Pronouncements Recently Adopted
Revenue from Contracts with Customers
As of January 1, 2018, the Company adopted the new accounting standard, ASC 606, Revenue from Contracts with Customers. This standard provides guidance for the recognition, measurement and disclosure of revenue from contracts with customers and supersedes previous revenue recognition guidance under U.S. GAAP. The Company has applied this standard using the full retrospective method and concluded that its adoption did not have a material impact on the Company’s Consolidated Balance Sheets, Consolidated Statements of Comprehensive Loss, or Consolidated Statements of Cash Flows for prior periods. Please refer to Note 2, Revenues, for more information.
As a result of adopting this new accounting standard, the Company has updated its significant accounting policies, as follows:
Accounts Receivable
Accounts receivable are recorded when the Company has an unconditional right to payment, either because it has satisfied a performance obligation prior to receiving payment from the customer or has a non-cancelable contract that has been billed in advance in accordance with the Company’s normal billing terms.
Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where it is aware of a specific customer’s inability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, it recognizes reserves for bad debt based on historical experience of bad debts as a percent of accounts receivable for each business unit, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions. The Company believes its concentration of credit risk is limited due to the large number and the geographic diversification of its customers.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue Recognition
The Company recognizes revenue when or as it satisfies a performance obligation by transferring a promised good or service to a customer. The Company generates revenue primarily from the sale of advertising space on printed and digital displays, including billboards, street furniture displays, transit displays and retail displays, which may be sold as individual units or as a network package. Revenue from these contracts, which typically cover periods of a few weeks to one year, is generally recognized ratably over the term of the contract as the advertisement is displayed. The Company also generates revenue from production and creative services, which are distinct from the advertising display services, and related revenue is recognized at the point in time the Company installs the advertising copy at the display site.
The Company recognizes revenue in amounts that reflect the consideration it expects to receive in exchange for transferring goods or services to customers, excluding sales taxes and other similar taxes collected on behalf of governmental authorities (the “transaction price”). When this consideration includes a variable amount, the Company estimates the amount of consideration it expects to receive and only recognizes revenue to the extent that it is probable it will not be reversed in a future reporting period. Because the transfer of promised goods and services to the customer is generally within a year of scheduled payment from the customer, the Company is not typically required to consider the effects of the time value of money when determining the transaction price. Advertising revenue is reported net of agency commissions.
Trade and barter transactions represent the exchange of display space for merchandise, services or other assets in the ordinary course of business. The transaction price for these contracts is measured at the estimated fair value of the non-cash consideration received unless this is not reasonably estimable, in which case the consideration is measured based on the standalone selling price of the display space promised to the customer. Revenue is recognized on trade and barter transactions when the advertisements are displayed, and expenses are recorded ratably over a period that estimates when the merchandise, services or other assets received are utilized. Trade and barter revenues and expenses from continuing operations are included in consolidated revenue and selling, general and administrative expenses, respectively. Trade and barter revenues and expenses from continuing operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Consolidated:
Trade and barter revenues	$3,644	$4,002	$11,416	$13,166
Trade and barter expenses	2,378	2,813	8,829	8,287
In order to appropriately identify the unit of accounting for revenue recognition, the Company determines which promised goods and services in a contract with a customer are distinct and are therefore separate performance obligations. If a promised good or service does not meet the criteria to be considered distinct, it is combined with other promised goods or services until a distinct bundle of goods or services exists. Certain of the Company’s contracts with customers include options for the customer to acquire additional goods or services for free or at a discount, and management judgment is required to determine whether these options are material rights that are separate performance obligations.
For revenue arrangements that contain multiple distinct goods or services, the Company allocates the transaction price to these performance obligations in proportion to their relative standalone selling prices. The Company has concluded that the contractual prices for the promised goods and services in its standard contracts generally approximate management’s best estimate of standalone selling price as the rates reflect various factors such as the size and characteristics of the target audience, market location and size, and recent market selling prices. However, where the Company provides customers with free or discounted services as part of contract negotiations, management uses judgment to determine how much of the transaction price to allocate to these performance obligations.
The Company receives payments from customers based on billing schedules that are established in its contracts, and deferred income is recorded when payment is received from a customer before the Company has satisfied the performance obligation or a non-cancelable contract has been billed in advance in accordance with the Company’s normal billing terms. Americas contracts are generally billed monthly in advance, and International includes a combination of advance billings and billings upon completion of service.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contract Costs
Incremental costs of obtaining a contract primarily relate to sales commissions, which are included in selling, general and administrative expenses and are generally commensurate with sales. These costs are generally expensed when incurred because the period of benefit is one year or less.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts reported in the Consolidated Statement of Cash Flows:

(In thousands)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$191,117	$144,119
Restricted cash included in:
Other current assets	4,231	26,096
Other assets	19,283	18,095
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$214,631	$188,310
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
New Accounting Pronouncements Not Yet Adopted
During the first quarter of 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new leasing standard presents significant changes to the balance sheets of lessees. The most significant change to the standard includes the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases. Lessor accounting also is updated to align with certain changes in the lessee model and the new revenue recognition standard which was adopted this year. The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2018. The standard is expected to have a material impact on our consolidated balance sheet, but is not expected to materially impact our consolidated statement of comprehensive loss or cash flows. The Company is continuing to evaluate the impact of the provisions of this new standard on its consolidated financial statements.
In July 2018, The FASB issued ASU No. 2018-11, Leases (Topic 842) - Targeted Improvements. The update provides an additional (optional) transition method to adopt the new lease standard, allowing entities to apply the new lease standard at the adoption date. The Company plans to adopt Topic 842 following this optional transition method. The update also provides lessors a practical expedient to allow them to not separate non-lease components from the associated lease component and instead to account for those components as a single component if certain criteria are met. The updated practical expedient for lessors will not have a material effect to the Company’s consolidated financial statements.

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
During the third quarter of 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This update requires that a customer in a cloud computing arrangement that is a service contract follow the internal use software guidance in Accounting Standards Codification (ASC) 350-402 to determine which implementation costs to capitalize as assets. The standard is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of the provisions of this new standard on its consolidated financial statements.

NOTE 2 – REVENUES
The Company generates revenue primarily from the sale of advertising space on printed and digital out-of-home advertising displays. Certain of these revenue transactions are considered leases, for accounting purposes, as the agreements convey to customers the right to use the Company’s advertising structures for a stated period of time. In order for a transaction with a customer to qualify as a lease, the arrangement must be dependent on the use of a specified advertising structure, and the customer must have almost exclusive use of that structure during the term of the arrangement. Therefore, arrangements that do not involve the use of an advertising structure, where the Company can substitute the advertising structure that is used to display the customer’s advertisement, or where the advertising structure displays advertisements for multiple customers throughout the day are not leases. The Company accounts for revenue from leases, which are all classified as operating leases, in accordance with the lease accounting guidance (Topic 840). All of the Company’s revenue transactions that do not qualify as a lease are accounted for as revenue from contracts with customers (Topic 606).

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregation of Revenue
The following table shows, by segment, revenue from contracts with customers disaggregated by geographical region, revenue from leases and total revenue for the three and nine months ended September 30, 2018 and 2017:

(In thousands)	Americas(1)	International(1)	Consolidated
Three Months Ended September 30, 2018
Revenue from contracts with customers:
United States	$116,503	$—	$116,503
Other Americas	671	11,242	11,913
Europe	—	191,514	191,514
Asia-Pacific and other	—	5,563	5,563
Total	117,174	208,319	325,493
Revenue from leases	186,247	151,999	338,246
Revenue, total	$303,421	$360,318	$663,739

Three Months Ended September 30, 2017
Revenue from contracts with customers:
United States	$106,806	$—	$106,806
Other Americas	2,488	14,224	16,712
Europe	—	181,229	181,229
Asia-Pacific and other	162	4,635	4,797
Total	109,456	200,088	309,544
Revenue from leases	184,351	150,535	334,886
Revenue, total	$293,807	$350,623	$644,430

Nine Months Ended September 30, 2018
Revenue from contracts with customers:
United States	$328,138	$—	$328,138
Other Americas	1,955	36,723	38,678
Europe	—	605,032	605,032
Asia-Pacific and other	—	17,685	17,685
Total	330,093	659,440	989,533
Revenue from leases	529,097	455,487	984,584
Revenue, total	$859,190	$1,114,927	$1,974,117

Nine Months Ended September 30, 2017
Revenue from contracts with customers:
United States	$308,988	$—	$308,988
Other Americas	10,279	37,418	47,697
Europe	—	533,111	533,111
Asia-Pacific and other	568	14,853	15,421
Total	319,835	585,382	905,217
Revenue from leases	534,509	420,572	955,081
Revenue, total	$854,344	$1,005,954	$1,860,298
(1) Due to a re-evaluation of the Company’s segment reporting in 2018, its operations in Latin America are included in the International segment results for all periods presented. See Note 1, Basis of Presentation.
All of the Company’s advertising structures are used to generate revenue. Such revenue may be classified as revenue from contracts with customers or revenue from leases depending on the terms of the contract, as previously described.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue from Contracts with Customers
The following tables show the changes in the Company’s contract balances from contracts with customers for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Accounts receivable from contracts with customers:
Beginning balance, net of allowance	$323,286	$316,744	$347,279	$296,778
Additions (collections), net	(14,448)	(8,767)	(36,875)	12,011
Bad debt, net of recoveries	(561)	(1,176)	(2,127)	(1,988)
Ending balance, net of allowance	308,277	306,801	308,277	306,801
Accounts receivable from leases, net of allowance	345,761	326,162	345,761	326,162
Total accounts receivable, net of allowance	$654,038	$632,963	$654,038	$632,963

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Deferred income from contracts with customers:
Beginning balance	$45,326	$44,744	$28,201	$28,668
Revenue recognized, included in beginning balance	(33,668)	(32,742)	(24,886)	(26,784)
Additions, net of revenue recognized during period	28,163	32,237	36,506	42,355
Ending balance	39,821	44,239	39,821	44,239
Deferred income from leases	51,192	54,157	51,192	54,157
Total deferred income	91,013	98,396	91,013	98,396
Less: Non-current portion, included in other long-term liabilities	5,281	7,640	5,281	7,640
Total deferred income, current portion	$85,732	$90,756	$85,732	$90,756
The increase in deferred income from contracts with customers during the nine months ended September 30, 2018 and 2017 was largely due to the issuance of annual invoices for non-cancelable contracts in some of the Company's International entities and the timing of the Company's billing cycle.
The Company’s contracts with customers generally have a term of one year or less; however, as of September 30, 2018, the Company expects to recognize $60.6 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration of greater than one year, with substantially all of this amount to be recognized over the next five years. As part of the transition to the new revenue standard, the Company is not required to disclose information about remaining performance obligations for periods prior to the date of initial application.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue from Leases
As of December 31, 2017, the Company’s future minimum rentals under non-cancelable operating leases were as follows:

(In thousands)
2018	$279,413
2019	34,395
2020	17,155
2021	12,004
2022	8,552
Thereafter	7,197
Total minimum future rentals	$358,716

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets as of September 30, 2018 and December 31, 2017, respectively:

(In thousands)	September 30, 2018	December 31, 2017

Land, buildings and improvements	$145,108	$145,763
Structures	2,808,059	2,864,442
Furniture and other equipment	194,366	179,215
Construction in progress	60,853	55,753
	3,208,386	3,245,173
Less: accumulated depreciation	1,952,396	1,850,144
Property, plant and equipment, net	$1,255,990	$1,395,029

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

During the third quarter of 2018, the Company recognized an impairment charge of $7.8 million related to permits in one market in its Americas Segment. The Company concluded no impairment of indefinite-lived intangible assets was required for the nine months ended September 30, 2017.
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

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of September 30, 2018 and December 31, 2017, respectively:

(In thousands)	September 30, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$533,274	$(440,452)	$548,918	$(440,284)
Permanent easements	162,920	—	162,920	—
Other	6,076	(4,335)	4,626	(2,318)
Total	$702,270	$(444,787)	$716,464	$(442,602)

Total amortization expense related to definite-lived intangible assets for the three months ended September 30, 2018 and 2017 was $5.0 million and $7.1 million, respectively. Total amortization expense related to definite-lived intangible assets for the nine months ended September 30, 2018 and 2017 was $15.3 million and $21.2 million, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)
2019	$15,045
2020	$12,790
2021	$12,548
2022	$10,737
2023	$6,335

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

The Company concluded no goodwill impairment was required during the three and nine months ended September 30, 2018. The Company recognized goodwill impairment of $1.6 million during the three and nine months ended September 30, 2017 related to one market in the Company's International outdoor segment.
The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	Americas	International	Consolidated
Balance as of December 31, 2016	$505,478	$190,785	$696,263
Acquisitions	2,252	—	2,252
Impairment	—	(1,591)	(1,591)
Dispositions	—	(1,817)	(1,817)
Foreign currency	—	18,847	18,847
Assets held for sale	89	—	89
Balance as of December 31, 2017	$507,819	$206,224	$714,043
Foreign currency	—	(5,535)	(5,535)
Balance as of September 30, 2018	$507,819	$200,689	$708,508

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – LONG-TERM DEBT

Long-term debt outstanding as of September 30, 2018 and December 31, 2017 consisted of the following:

(In thousands)	September 30, 2018	December 31, 2017

Clear Channel Worldwide Holdings Senior Notes:
6.5% Series A Senior Notes Due 2022	$735,750	$735,750
6.5% Series B Senior Notes Due 2022	1,989,250	1,989,250
Clear Channel Worldwide Holdings Senior Subordinated Notes:
7.625% Series A Senior Subordinated Notes Due 2020	275,000	275,000
7.625% Series B Senior Subordinated Notes Due 2020	1,925,000	1,925,000
Receivables Based Credit Facility Due 2023(1)	—	—
Clear Channel International B.V. Senior Notes Due 2020	375,000	375,000
Other debt	4,034	2,393
Original issue discount	(611)	(241)
Long-term debt fees	(28,612)	(35,426)
Total debt	$5,274,811	$5,266,726
Less: current portion	321	573
Total long-term debt	$5,274,490	$5,266,153

(1)
On June 1, 2018 (the “Closing Date”), Clear Channel Outdoor, Inc. (“CCO”), a subsidiary of the Company, refinanced the Company's senior revolving credit facility with an asset based credit facility that provided for revolving credit commitments of up to $75.0 million. On June 29, 2018, CCO entered into an amendment providing for a $50.0 million incremental increase of the facility, bringing the aggregate revolving credit commitments to $125.0 million. The facility has a five-year term, maturing in 2023. As of September 30, 2018, the facility had $86.4 million of letters of credit outstanding and a borrowing base of $113.0 million, resulting in $26.6 million of excess availability.

The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.4 billion and $5.3 billion as of September 30, 2018 and December 31, 2017, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 1.
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
As of September 30, 2018, the facility had $86.4 million of letters of credit outstanding and a borrowing base of $113.0 million, resulting in $26.6 million of excess availability.

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

Surety Bonds, Letters of Credit and Guarantees
As of September 30, 2018, the Company had $53.4 million, $86.4 million and $41.0 million in surety bonds, letters of credit and bank guarantees outstanding, respectively. A portion of the outstanding bank guarantees were supported by $20.5 million of cash collateral. Additionally, as of September 30, 2018, iHeartCommunications had outstanding commercial standby letters of credit and surety bonds of $1.2 million and $0.1 million, respectively, held on behalf of the Company.  These surety bonds, letters of credit and bank guarantees relate to various operational matters, including insurance, bid and performance bonds, as well as other items.

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
On March 7, 2018, the defendants filed a motion to dismiss plaintiff's verified derivative complaint for failure to state a claim upon which relief can be granted. On March 16, 2018, iHeartMedia filed a Notice of Suggestion of Pendency of Bankruptcy and Automatic Stay of Proceedings. On May 4, 2018, plaintiff filed its response to the motion to dismiss. On June 26, 2018, the defendants filed a reply brief in further support of their motion to dismiss. Oral argument on the motion to dismiss was held on September 20, 2018. We are awaiting a ruling by the Court.
On August 27, 2018, the same stockholder of the Company that had filed a derivative lawsuit against iHeartMedia and others in 2016 (GAMCO Asset Management Inc.) filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned GAMCO Asset Management, Inc. v. Hendrix, et al., C.A. No. 2018-0633-JRS. The complaint names as defendants the Sponsor Defendants and the members of the Company’s board of directors. The complaint alleges that minority shareholders in the Company during the period November 8, 2017 to March 14, 2018 were harmed by decisions of the Company's Board and the intercompany note committee of the Board relating to the Intercompany Note. Specifically, the complaint alleges that (i) the members of the intercompany note committee breached their fiduciary duties by not demanding payment under the Intercompany Note and issuing a simultaneous dividend after a threshold tied to iHeartMedia’s liquidity had been reached; (ii) the Company's Board breached their fiduciary duties by approving the Third Amendment rather than allowing the Intercompany Note to expire; (iii) the Company's Board breached their fiduciary duties by not demanding payment under the Intercompany Note and issuing a simultaneous dividend after a threshold tied to iHeartMedia’s liquidity had been reached; (iv) the Sponsor Defendants breached their fiduciary duties by not directing the Company's Board to permit the Intercompany Note to expire and to declare a dividend. The complaint further alleges that the Sponsor Defendants aided and abetted the Board’s alleged breach of fiduciary duties. The plaintiff seeks, among other things, a ruling that the Company's Board, the intercompany note committee, and the Sponsor Defendants breached their fiduciary duties and that the Sponsor Defendants aided and abetted the Board’s breach of fiduciary duty; and an award of damages, together with pre- and post-judgment interests, to the putative class of minority shareholders.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

China Investigation
Several employees of Clear Media Limited, an indirect, non-wholly-owned subsidiary of the Company whose ordinary shares are listed, but are currently suspended from trading on, the Hong Kong Stock Exchange, are subject to a police investigation in China for misappropriation of funds. The police investigation is ongoing, and the Company is not aware of any litigation, claim or assessment pending against the Company. Based on information known to date, the Company believes any contingent liabilities arising from potential misconduct that has been or may be identified by the investigations are not material to the Company's consolidated financial statements.
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
Italy Investigation
As described in Note 1 to these consolidated financial statements, during the three months ended June 30, 2018, the Company identified misstatements associated with VAT obligations related to its subsidiary in Italy.  Upon identification of these misstatements, the Company undertook certain procedures, including a forensic investigation, which is ongoing.  In addition, the Company voluntarily disclosed the matter and preliminary findings to the Italian tax authorities in order to commence a discussion on the appropriate calculation of the VAT position.  The current expectation is that the Company may have to repay to the Italian tax authority a substantial portion of the VAT previously applied as a credit, amounting to approximately $17 million, including estimated possible penalties and interest.  The discussion with the tax authorities is at an early stage and therefore the ultimate amount that will be paid to the tax authorities in Italy is unknown. The ultimate amount to be paid may differ from the Company’s estimates, and such differences may be material.

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
As of September 30, 2018 and December 31, 2017, the asset recorded in “Due from iHeartCommunications” on the consolidated balance sheet was $154.8 million and $212.0 million, respectively.  On March 14, 2018, iHeartMedia, iHeartCommunications and certain of iHeartMedia's direct and indirect domestic subsidiaries, not including the Company or any of its subsidiaries (collectively, the "Debtors"), filed voluntary petitions for relief (the "iHeart Chapter 11 Cases") under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the "Bankruptcy Court"). As an unsecured creditor of iHeartCommunications, the Company does not expect that the Company will be able to recover all of the amounts owed under the Due from iHeartCommunications Note upon the implementation of any plan of reorganization that is ultimately accepted by the requisite creditors and approved by the Bankruptcy Court. As a result, the Company recognized a loss of $855.6 million on the Due from iHeartCommunications Note during the fourth quarter of 2017 to reflect the estimated recoverable amount of the note as of December 31, 2017, based on management's best estimate of the cash settlement amount. In addition,

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

upon the filing of the iHeart Chapter 11 Cases on March 14, 2018, the Company ceased recording interest income on the pre-petition balance due from iHeartCommunications as the collectability of the interest was not considered probable. As a result of the $855.6 million allowance on the Due from iHeartCommunications Note recognized during the fourth quarter of 2017 and the $21.3 million reserve recognized in relation to interest incurred during the pre-petition period in the three months ended March 31, 2018, the outstanding principal amount of $1,031.7 million was reduced to $154.8 million as of September 30, 2018. The final settlement amount of the Due from iHeartCommunications Note is expected to be negotiated as part of iHeartCommunications' bankruptcy proceedings. The final settlement amount may differ from the estimated recoverable amount of $154.8 million.
The terms of the Due from iHeartCommunications Note provide that any balance over $1.0 billion accrues at an interest rate equal to the average yield of the nearest dated reference security, capped at 20%. As of September 30, 2018, the balance outstanding on the "Due from iHeartCommunications" exceeded $1.0 billion and therefore the interest rate applied to $1.0 billion of the balance outstanding was 9.3%.  The interest rate applied to the remaining balance was 20.0%. As noted above, no interest income was recorded on the pre-petition Due from iHeartCommunications Note during the three and nine months ended September 30, 2018. The Company recognized interest income of $17.1 million and $47.3 million in the three and nine months ended September 30, 2017, respectively.
Pursuant to a final order entered by the Bankruptcy Court, as of March 14, 2018, the actual pre-bankruptcy balance of the Due from iHeartCommunications Note is frozen, and following March 14, 2018, intercompany allocations that would have been reflected in adjustments to the balance of the Due from iHeartCommunications Note are instead reflected in a new intercompany balance that accrues interest at a rate equal to the interest under the Due from iHeartCommunications Note. The $1.5 million owed by the Company to iHeartCommunications as of September 30, 2018 is reflected as "Due to iHeartCommunications, post iHeart Chapter 11 Cases" on the Company's Consolidated Balance Sheet.

If the Company does not realize the expected recovery under the Due from iHeartCommunications Note, or does not otherwise obtain sufficient supplemental liquidity as contemplated by the Disclosure Statement filed by the Debtors in the iHeart Chapter 11 Cases, the Company could experience a liquidity shortfall. In addition, any repayments that the Company received on the Due from iHeartCommunications Note during the one-year preference period prior to the filing of the iHeart Chapter 11 Cases may potentially be avoidable as a preference and subject to recovery by the iHeartCommunications bankruptcy estate, which could further exacerbate any liquidity shortfall.
Other Related Party Transactions
The Company provides advertising space on its billboards for iHeartMedia, Inc. and for radio stations owned by iHeartMedia, Inc. For the three months ended September 30, 2018 and 2017, the Company recorded $1.4 million and $1.7 million, respectively, and $5.8 million and $5.4 million for the nine months ended September 30, 2018 and 2017, respectively, in revenue for these advertisements. Some of these agreements are leasing transactions as they convey to iHeartMedia, Inc. the right to use the Company's advertising structures for a stated period of time.
Under the Corporate Services Agreement between iHeartCommunications and the Company, iHeartCommunications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) certain executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; (viii) licensing of intellectual property, copyrights, trademarks and other intangible assets and (ix) other general corporate services.  These services are charged to the Company based on actual direct costs incurred or allocated by iHeartCommunications based on headcount, revenue or other factors on a pro rata basis. For the three months ended September 30, 2018 and 2017, the Company recorded $16.0 million and $16.7 million, respectively, and $50.1 million and $50.3 million for the nine months ended September 30, 2018 and 2017, respectively, as a component of corporate expenses for these services. The iHeart Chapter 11 Cases could materially impact iHeartCommunications' ability to provide these services to us, which could cause significant uncertainties for us and disrupt our operations and/or adversely affect our rights under the Corporate Services Agreement and the other intercompany agreements.
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

Pursuant to the Employee Matters Agreement, the Company’s employees participate in iHeartCommunications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan.  For the three months ended September 30, 2018 and 2017, the Company recorded $2.3 million and $2.3 million, respectively, and $6.9 million and $7.1 million for the nine months ended September 30, 2018 and 2017, respectively, as a component of selling, general and administrative expenses for these services.

NOTE 7 – INCOME TAXES

Income Tax Benefit (Expense)

The Company’s income tax benefit (expense) for the three and nine months ended September 30, 2018 and 2017 consisted of the following components:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Current tax expense	$(12,508)	$(20,921)	$(16,127)	$(40,215)
Deferred tax benefit (expense)	5,612	4,574	(40,889)	27,315
Income tax expense	$(6,896)	$(16,347)	$(57,016)	$(12,900)

The effective tax rates for the three and nine months ended September 30, 2018 were (13.4)% and (32.2)%. The effective rate was primarily impacted by the valuation allowance recorded against deferred tax assets resulting from current year net operating losses in U.S. federal, state and certain foreign jurisdictions due to uncertainty regarding the Company's ability to realize those assets in future periods.

The effective tax rates for the three and nine months ended September 30, 2017 were (39.2)% and (16.3)%. The effective rates were primarily impacted by the mix of earnings within the various jurisdictions in which the Company operates and the benefits and charges from tax amounts associated with its foreign earnings that are taxed at rates different from the federal statutory rate.

On December 22, 2017, the U.S. government enacted comprehensive income tax legislation, referred to as The Tax Cuts and Jobs Act (the Tax Act) which reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. During the three months ended September 30, 2018, adjustments to the provisional income tax benefit recorded in December 2017 from the enactment of the Tax Act were not material.  At September 30, 2018, we have not yet completed our accounting for the income tax effects of the Tax Act, but have made reasonable estimates of those effects on our existing deferred income tax balances.  The final financial statement impact of the Tax Act may differ from our previously recorded estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, and changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates to estimates the company has utilized to calculate the provisional impacts. The Securities and Exchange Commission (SEC) has issued rules that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related income tax impacts.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The following table shows the changes in stockholders’ equity (deficit) attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total, ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances as of January 1, 2018	$(2,015,334)	$157,040	$(1,858,294)
Net income (loss)	(243,893)	9,716	(234,177)
Dividends paid	(29,995)	—	(29,995)
Payments to noncontrolling interests	—	(6,148)	(6,148)
Share-based compensation	6,286	471	6,757
Foreign currency translation adjustments	(11,083)	(7,844)	(18,927)
Reclassification adjustments	1,425	—	1,425
Other, net	(653)	—	(653)
Balances as of September 30, 2018	$(2,293,247)	$153,235	$(2,140,012)

Balances as of January 1, 2017	$(1,091,486)	$144,174	$(947,312)
Net income (loss)	(102,497)	10,546	(91,951)
Dividends declared	(307,492)	—	(307,492)
Payments to noncontrolling interests	—	(12,027)	(12,027)
Share-based compensation	6,529	624	7,153
Disposal of noncontrolling interest	—	(2,438)	(2,438)
Foreign currency translation adjustments	36,619	5,734	42,353
Unrealized holding loss on marketable securities	(218)	—	(218)
Reclassification adjustments	4,563	—	4,563
Other, net	(1,613)	(575)	(2,188)
Balances as of September 30, 2017	$(1,455,595)	$146,038	$(1,309,557)

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

COMPUTATION OF LOSS PER SHARE

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
NUMERATOR:
Net loss attributable to the Company – common shares	$(65,088)	$(64,208)	$(243,893)	$(102,497)

DENOMINATOR:
Weighted average common shares outstanding - basic	361,815	361,302	361,680	361,064
Weighted average common shares outstanding - diluted(1)	361,815	361,302	361,680	361,064

Net loss attributable to the Company per common share:
Basic	$(0.18)	$(0.18)	$(0.67)	$(0.28)
Diluted	$(0.18)	$(0.18)	$(0.67)	$(0.28)

(1)
Outstanding equity awards of 7.0 million and 8.3 million for the three months ended September 30, 2018 and 2017, respectively, and 7.4 million and 8.3 million for the nine months ended September 30, 2018 and 2017, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

NOTE 9 — OTHER INFORMATION
Other Comprehensive Income (Loss)
The total decrease in other comprehensive income (loss) related to the impact of pensions on deferred income tax liabilities was $0.3 million for the three and nine months ended September 30, 2018. There was no change in deferred income tax liabilities resulting from adjustments to comprehensive income (loss) for the three and nine months ended September 30, 2017.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company re-evaluated its segment reporting and determined that its Latin American operations should be managed by its International leadership team. As a result, beginning on January 1, 2018, the operations of Latin America are no longer reflected within the Company’s Americas segment and are included in the results of its International segment. Accordingly, the Company has recast the corresponding segment disclosures for prior periods to include Latin America within the International segment. The following table presents the Company's reportable segment results for the three and nine months ended September 30, 2018 and 2017:

(In thousands)	Americas	International	Corporate and other reconciling items	Consolidated
Three Months Ended September 30, 2018
Revenue	$303,421	$360,318	$—	$663,739
Direct operating expenses	131,241	230,440	—	361,681
Selling, general and administrative expenses	49,247	79,550	—	128,797
Corporate expenses	—	—	37,729	37,729
Depreciation and amortization	39,783	36,627	995	77,405
Impairment charges	—	—	7,772	7,772
Other operating income, net	—	—	825	825
Operating income (loss)	$83,150	$13,701	$(45,671)	$51,180

Capital expenditures	$25,826	$21,921	$1,059	$48,806
Share-based compensation expense	$—	$—	$3,132	$3,132

Three Months Ended September 30, 2017
Revenue	$293,807	$350,623	$—	$644,430
Direct operating expenses	130,269	227,677	—	357,946
Selling, general and administrative expenses	49,007	79,532	—	128,539
Corporate expenses	—	—	35,333	35,333
Depreciation and amortization	44,457	35,464	1,175	81,096
Impairment charges	—	—	1,591	1,591
Other operating income, net	—	—	(11,783)	(11,783)
Operating income (loss)	$70,074	$7,950	$(49,882)	$28,142

Capital expenditures	$4,397	$26,932	$460	$31,789
Share-based compensation expense	$—	$—	$2,894	$2,894

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Americas	International	Corporate and other reconciling items	Consolidated
Nine Months Ended September 30, 2018
Revenue	$859,190	$1,114,927	$—	$1,974,117
Direct operating expenses	386,427	709,479	—	1,095,906
Selling, general and administrative expenses	146,021	235,473	—	381,494
Corporate expenses	—	—	111,092	111,092
Depreciation and amortization	127,410	113,875	2,947	244,232
Impairment Charges	—	—	7,772	7,772
Other operating income, net	—	—	1,700	1,700
Operating income (loss)	$199,332	$56,100	$(120,111)	$135,321

Capital expenditures	$50,214	$57,487	$2,420	$110,121
Share-based compensation expense	$—	$—	$6,757	$6,757

Nine Months Ended September 30, 2017
Revenue	$854,344	$1,005,954	$—	$1,860,298
Direct operating expenses	393,953	645,222	—	1,039,175
Selling, general and administrative expenses	148,824	221,773	—	370,597
Corporate expenses	—	—	105,213	105,213
Depreciation and amortization	130,127	102,711	4,042	236,880
Impairment charges	—	—	1,591	1,591
Other operating income, net	—	—	28,657	28,657
Operating income (loss)	$181,440	$36,248	$(82,189)	$135,499

Capital expenditures	$46,394	$86,206	$2,268	$134,868
Share-based compensation expense	$—	$—	$7,153	$7,153

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

(In thousands)	September 30, 2018
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$1,600	$—	$13,979	$175,538	$—	$191,117
Accounts receivable, net of allowance	—	—	190,526	463,512	—	654,038
Intercompany receivables	—	766,190	2,822,946	68,652	(3,657,788)	—
Prepaid expenses	659	1,211	59,971	63,751	—	125,592
Other current assets	—	—	1,653	31,072	—	32,725
Total Current Assets	2,259	767,401	3,089,075	802,525	(3,657,788)	1,003,472
Structures, net	—	—	606,604	432,231	—	1,038,835
Other property, plant and equipment, net	—	—	123,838	93,317	—	217,155
Indefinite-lived intangibles	—	—	971,163	—	—	971,163
Other intangibles, net	—	—	238,247	19,236	—	257,483
Goodwill	—	—	507,819	200,689	—	708,508
Due from iHeartCommunications	154,758	—	—	—	—	154,758
Intercompany notes receivable	182,026	5,116,629	4,691	16,275	(5,319,621)	—
Other assets	211,707	26,194	1,269,795	74,151	(1,453,859)	127,988
Total Assets	$550,750	$5,910,224	$6,811,232	$1,638,424	$(10,431,268)	$4,479,362

Accounts payable	$—	$—	$30,342	$68,962	$—	$99,304
Intercompany payable	2,822,946	—	834,842	—	(3,657,788)	—
Accrued expenses	9,677	(1,955)	85,325	440,366	—	533,413
Deferred income	—	—	37,488	48,244	—	85,732
Current portion of long-term debt	—	—	221	100	—	321
Total Current Liabilities	2,832,623	(1,955)	988,218	557,672	(3,657,788)	718,770
Long-term debt	—	4,900,229	3,714	370,547	—	5,274,490
Intercompany notes payable	—	16,273	5,039,419	263,929	(5,319,621)	—
Due to iHeartCommunications, post iHeart Chapter 11 Cases	1,495	—	—	—	—	1,495
Deferred tax liability	(26,967)	853	435,665	(49,122)	—	360,429
Other long-term liabilities	547	—	141,421	122,222	—	264,190
Total stockholders' equity (deficit)	(2,256,948)	994,824	202,795	373,176	(1,453,859)	(2,140,012)
Total Liabilities and Stockholders' Equity (Deficit)	$550,750	$5,910,224	$6,811,232	$1,638,424	$(10,431,268)	$4,479,362

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	December 31, 2017
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$2,212	$—	$22,841	$119,066	$—	$144,119
Accounts receivable, net of allowance	—	—	192,493	466,970	—	659,463
Intercompany receivables	—	785,075	2,924,888	88,053	(3,798,016)	—
Prepaid expenses	291	3,433	50,028	58,124	—	111,876
Other current assets	25,441	—	2,552	30,721	—	58,714
Total Current Assets	27,944	788,508	3,192,802	762,934	(3,798,016)	974,172
Structures, net	—	—	675,443	505,439	—	1,180,882
Other property, plant and equipment, net	—	—	119,856	94,291	—	214,147
Indefinite-lived intangibles	—	—	977,152	—	—	977,152
Other intangibles, net	—	—	248,674	25,188	—	273,862
Goodwill	—	—	507,820	206,223	—	714,043
Due from iHeartCommunications	211,990	—	—	—	—	211,990
Intercompany notes receivable	182,026	5,087,742	12,437	16,273	(5,298,478)	—
Other assets	431,671	94,543	1,343,032	67,562	(1,815,609)	121,199
Total Assets	$853,631	$5,970,793	$7,077,216	$1,677,910	$(10,912,103)	$4,667,447

Accounts payable	$—	$—	$7,592	$80,368	$—	$87,960
Intercompany payable	2,924,888	—	873,128	—	(3,798,016)	—
Accrued expenses	1,167	(1,315)	91,325	418,624	—	509,801
Deferred income	—	—	25,278	33,900	—	59,178
Current portion of long-term debt	—	—	115	458	—	573
Total Current Liabilities	2,926,055	(1,315)	997,438	533,350	(3,798,016)	657,512
Long-term debt	—	4,895,104	1,820	369,229	—	5,266,153
Intercompany notes payable	—	16,273	5,046,119	236,086	(5,298,478)	—
Deferred tax liability	(93,111)	853	466,827	(56,462)	—	318,107
Other long-term liabilities	1,157	—	140,272	142,540	—	283,969
Total stockholders' equity (deficit)	(1,980,470)	1,059,878	424,740	453,167	(1,815,609)	(1,858,294)
Total Liabilities and Stockholders' Equity (Deficit)	$853,631	$5,970,793	$7,077,216	$1,677,910	$(10,912,103)	$4,667,447

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Three Months Ended September 30, 2018
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$301,218	$362,521	$—	$663,739
Operating expenses:
Direct operating expenses	—	—	129,683	231,998	—	361,681
Selling, general and administrative expenses	—	—	49,041	79,756	—	128,797
Corporate expenses	1,203	—	25,440	11,086	—	37,729
Depreciation and amortization	—	—	40,537	36,868	—	77,405
Impairment charges	—	—	7,772	—	—	7,772
Other operating income (expense), net	(178)	—	143	860	—	825
Operating income (loss)	(1,381)	—	48,888	3,673	—	51,180
Interest (income) expense, net	(5)	88,093	524	8,546	—	97,158
Interest income on Due from iHeartCommunications	363	—	—	—	—	363
Intercompany interest income	3,737	90,300	5,705	—	(99,742)	—
Intercompany interest expense	363	246	94,037	5,096	(99,742)	—
Equity in earnings (loss) of nonconsolidated affiliates	(51,366)	(31,573)	(27,883)	(93)	111,117	202
Other expense, net	—	—	(50)	(6,037)	—	(6,087)
Loss before income taxes	(49,005)	(29,612)	(67,901)	(16,099)	111,117	(51,500)
Income tax benefit (expense)	(16,083)	2,959	16,535	(10,307)	—	(6,896)
Consolidated net loss	(65,088)	(26,653)	(51,366)	(26,406)	111,117	(58,396)
Less amount attributable to noncontrolling interest	—	—	—	6,692	—	6,692
Net loss attributable to the Company	$(65,088)	$(26,653)	$(51,366)	$(33,098)	$111,117	$(65,088)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(280)	(6,809)	—	(7,089)
Reclassification adjustments	—	—	—	1,425	—	1,425
Equity in subsidiary comprehensive loss	(503)	(1,056)	(223)	—	1,782	—
Comprehensive loss	(65,591)	(27,709)	(51,869)	(38,482)	112,899	(70,752)
Less amount attributable to noncontrolling interest	—	—	—	(5,161)	—	(5,161)
Comprehensive loss attributable to the Company	$(65,591)	$(27,709)	$(51,869)	$(33,321)	$112,899	$(65,591)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Three Months Ended September 30, 2017
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$288,433	$355,997	$—	$644,430
Operating expenses:
Direct operating expenses	—	—	126,536	231,410	—	357,946
Selling, general and administrative expenses	—	—	47,994	80,545	—	128,539
Corporate expenses	3,602	—	22,658	9,073	—	35,333
Depreciation and amortization	—	—	45,180	35,916	—	81,096
Impairment charges	—	—	—	1,591	—	1,591
Other operating income (expense), net	(102)	—	1,876	(13,557)	—	(11,783)
Operating income (loss)	(3,704)	—	47,941	(16,095)	—	28,142
Interest (income) expense , net	(20)	88,232	126	7,129	—	95,467
Interest income on Due from iHeartCommunications	17,087	—	—	—	—	17,087
Intercompany interest income	4,090	85,067	17,316	43	(106,516)	—
Intercompany interest expense	17,087	203	89,200	26	(106,516)	—
Equity in loss of nonconsolidated affiliates	(59,895)	(18,289)	(35,415)	(838)	113,809	(628)
Other income (expense), net	(7,517)	—	9,958	6,723	—	9,164
Loss before income taxes	(67,006)	(21,657)	(49,526)	(17,322)	113,809	(41,702)
Income tax benefit (expense)	2,798	(1,711)	(10,369)	(7,065)	—	(16,347)
Consolidated net loss	(64,208)	(23,368)	(59,895)	(24,387)	113,809	(58,049)
Less amount attributable to noncontrolling interest	—	—	—	6,159	—	6,159
Net loss attributable to the Company	$(64,208)	$(23,368)	$(59,895)	$(30,546)	$113,809	$(64,208)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	712	11,636	—	12,348
Unrealized holding loss on marketable securities	—	—	—	(320)	—	(320)
Reclassification adjustments	—	—	—	6,207	—	6,207
Equity in subsidiary comprehensive income	15,687	7,479	14,975	—	(38,141)	—
Comprehensive loss	(48,521)	(15,889)	(44,208)	(13,023)	75,668	(45,973)
Less amount attributable to noncontrolling interest	—	—	—	2,548	—	2,548
Comprehensive loss attributable to the Company	$(48,521)	$(15,889)	$(44,208)	$(15,571)	$75,668	$(48,521)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2018
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$852,747	$1,121,370	$—	$1,974,117
Operating expenses:
Direct operating expenses	—	—	381,908	713,998	—	1,095,906
Selling, general and administrative expenses	—	—	145,317	236,177	—	381,494
Corporate expenses	3,459	—	77,184	30,449	—	111,092
Depreciation and amortization	—	—	129,596	114,636	—	244,232
Impairment charges	—	—	7,772	—	—	7,772
Other operating income (expense), net	(273)	—	480	1,493	—	1,700
Operating income (loss)	(3,732)	—	111,450	27,603	—	135,321
Interest (income) expense, net	(15)	264,405	1,342	25,677	—	291,409
Interest income on Due from iHeartCommunications	573	—	—	—	—	573
Intercompany interest income	12,123	270,774	16,492	—	(299,389)	—
Intercompany interest expense	573	705	282,897	15,214	(299,389)	—
Equity in earnings (loss) of nonconsolidated affiliates	(213,722)	(65,430)	(62,761)	(483)	342,780	384
Other income (expense), net	—	—	1,799	(23,829)	—	(22,030)
Loss before income taxes	(205,316)	(59,766)	(217,259)	(37,600)	342,780	(177,161)
Income tax benefit (expense)	(38,577)	(2,369)	3,537	(19,607)	—	(57,016)
Consolidated net loss	(243,893)	(62,135)	(213,722)	(57,207)	342,780	(234,177)
Less amount attributable to noncontrolling interest	—	—	—	9,716	—	9,716
Net loss attributable to the Company	$(243,893)	$(62,135)	$(213,722)	$(66,923)	$342,780	$(243,893)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(1,506)	(17,421)	—	(18,927)
Reclassification adjustments	—	—	—	1,425	—	1,425
Equity in subsidiary comprehensive income	(9,658)	(4,354)	(8,152)	—	22,164	—
Comprehensive loss	(253,551)	(66,489)	(223,380)	(82,919)	364,944	(261,395)
Less amount attributable to noncontrolling interest	—	—	—	(7,844)	—	(7,844)
Comprehensive loss attributable to the Company	$(253,551)	$(66,489)	$(223,380)	$(75,075)	$364,944	$(253,551)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2017
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$832,419	$1,027,879	$—	$1,860,298
Operating expenses:
Direct operating expenses	—	—	378,078	661,097	—	1,039,175
Selling, general and administrative expenses	—	—	144,183	226,414	—	370,597
Corporate expenses	10,972	—	68,592	25,649	—	105,213
Depreciation and amortization	—	—	132,160	104,720	—	236,880
Impairment charges	—	—	—	1,591	—	1,591
Other operating income (expense), net	(308)	—	35,526	(6,561)	—	28,657
Operating income (loss)	(11,280)	—	144,932	1,847	—	135,499
Interest (income) expense , net	(412)	264,866	(545)	18,893	—	282,802
Interest income on Due from iHeartCommunications	47,277	—	—	—	—	47,277
Intercompany interest income	12,236	255,351	48,104	140	(315,831)	—
Intercompany interest expense	47,277	321	267,727	506	(315,831)	—
Equity in loss of nonconsolidated affiliates	(105,062)	(23,726)	(46,638)	(1,643)	176,240	(829)
Other income, net	2,716	—	8,425	10,663	—	21,804
Loss before income taxes	(100,978)	(33,562)	(112,359)	(8,392)	176,240	(79,051)
Income tax benefit (expense)	(1,519)	576	7,297	(19,254)	—	(12,900)
Consolidated net loss	(102,497)	(32,986)	(105,062)	(27,646)	176,240	(91,951)
Less amount attributable to noncontrolling interest	—	—	—	10,546	—	10,546
Net loss attributable to the Company	$(102,497)	$(32,986)	$(105,062)	$(38,192)	$176,240	$(102,497)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	806	41,547	—	42,353
Unrealized holding loss on marketable securities	—	—	—	(218)	—	(218)
Reclassification adjustments	—	—	—	4,563	—	4,563
Equity in subsidiary comprehensive income	40,964	28,647	40,158	—	(109,769)	—
Comprehensive income (loss)	(61,533)	(4,339)	(64,098)	7,700	66,471	(55,799)
Less amount attributable to noncontrolling interest	—	—	—	5,734	—	5,734
Comprehensive income (loss) attributable to the Company	$(61,533)	$(4,339)	$(64,098)	$1,966	$66,471	$(61,533)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2018
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(243,893)	$(62,135)	$(213,722)	$(57,207)	$342,780	$(234,177)
Reconciling items:
Impairment charges	—	—	7,772	—	—	7,772
Depreciation and amortization	—	—	129,596	114,636	—	244,232
Deferred taxes	66,144	—	(31,162)	5,907	—	40,889
Provision for doubtful accounts	—	—	2,710	2,398	—	5,108
Amortization of deferred financing charges and note discounts, net	—	6,682	—	1,318	—	8,000
Share-based compensation	—	—	3,838	2,919	—	6,757
Gain on disposal of operating assets, net	—	—	(510)	(1,797)	—	(2,307)
Equity in (earnings) loss of nonconsolidated affiliates	213,722	65,430	62,761	483	(342,780)	(384)
Foreign exchange transaction (gain) loss	—	—	(444)	21,823	—	21,379
Other reconciling items, net	—	—	(373)	(1,624)	—	(1,997)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	—	—	(744)	(14,549)	—	(15,293)
(Increase) decrease in prepaids and other current assets	(367)	2,222	(12,369)	(9,092)	—	(19,606)
Increase (decrease) in accrued expenses	8,621	(1,644)	(6,448)	11,182	—	11,711
Increase (decrease) in accounts payable	—	—	22,750	(9,123)	—	13,627
Increase in accrued interest	—	1,004	424	8,604	—	10,032
Increase in deferred income	—	—	11,692	17,430	—	29,122
Changes in other operating assets and liabilities	(1,981)	—	5,117	(7,574)	—	(4,438)
Net cash provided by (used for) operating activities	$42,246	$11,559	$(19,112)	$85,734	$—	$120,427
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(52,333)	(57,788)	—	(110,121)
Proceeds from disposal of assets	—	—	4,444	2,119	—	6,563
Purchases of other operating assets	—	—	(1,783)	(45)	—	(1,828)
Increase in intercompany notes receivable, net	—	(28,887)	—	—	28,887	—
Dividends from subsidiaries	—	—	1,111	—	(1,111)	—
Change in other, net	—	—	(2)	58	—	56
Net cash provided by (used for) investing activities	$—	$(28,887)	$(48,563)	$(55,656)	$27,776	$(105,330)
Cash flows from financing activities:
Payments on long-term debt	—	—	(136)	(346)	—	(482)
Net transfers from iHeartCommunications	58,726	—	—	—	—	58,726
Dividends and other payments to noncontrolling interests	—	—	—	(6,144)	—	(6,144)
Dividends paid	(30,660)	—	—	(1,111)	1,111	(30,660)
Increase in intercompany notes payable, net	—	—	—	28,887	(28,887)	—
Intercompany funding	(95,656)	18,884	58,949	17,823	—	—
Change in other, net	(709)	(1,556)	—	—	—	(2,265)
Net cash provided by (used for) financing activities	(68,299)	17,328	58,813	39,109	(27,776)	19,175
Effect of exchange rate changes on cash	—	—	—	(7,951)	—	(7,951)
Net increase (decrease) in cash and cash equivalents	(26,053)	—	(8,862)	61,236	—	26,321
Cash, cash equivalents and restricted cash at beginning of year	27,653	—	22,841	137,816	—	188,310
Cash, cash equivalents and restricted cash at end of year	$1,600	$—	$13,979	$199,052	$—	$214,631

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Nine Months Ended September 30, 2017
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(102,497)	$(32,986)	$(105,062)	$(27,646)	$176,240	$(91,951)
Reconciling items:
Impairment charges	—	—	—	1,591	—	1,591
Depreciation and amortization	—	—	132,160	104,720	—	236,880
Deferred taxes	—	—	(23,464)	(3,851)	—	(27,315)
Provision for doubtful accounts	—	—	1,508	4,820	—	6,328
Amortization of deferred financing charges and note discounts, net	—	6,585	—	1,411	—	7,996
Share-based compensation	—	—	4,859	2,294	—	7,153
(Gain) loss on sale of operating and fixed assets	—	—	(35,601)	5,306	—	(30,295)
Equity in loss of nonconsolidated affiliates	105,062	23,726	46,638	1,643	(176,240)	829
Foreign exchange transaction (gain) loss	—	—	5	(22,271)	—	(22,266)
Other reconciling items, net	—	—	(4,397)	(533)	—	(4,930)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	—	—	2,749	(20,575)	—	(17,826)
(Increase) decrease in prepaids and other current assets	1,045	—	(9,626)	(7,528)	—	(16,109)
Increase (decrease) in accrued expenses	(3,524)	(56,942)	60,128	(8,472)	—	(8,810)
Decrease in accounts payable	—	—	(1,086)	(2,937)	—	(4,023)
Increase (decrease) in accrued interest	—	—	(93)	6,124	—	6,031
Increase in deferred income	—	—	6,352	12,366	—	18,718
Changes in other operating assets and liabilities	—	—	477	10,629	—	11,106
Net cash provided by (used for) operating activities	$86	$(59,617)	$75,547	$57,091	$—	$73,107
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(48,185)	(86,683)	—	(134,868)
Proceeds from disposal of assets	—	—	54,534	16,500	—	71,034
Purchases of other operating assets	—	—	(758)	(2,226)	—	(2,984)
(Increase) decrease in intercompany notes receivable, net	—	29,962	(6,146)	(74,107)	50,291	—
Dividends from subsidiaries	—	—	22,995	—	(22,995)	—
Change in other, net	—	—	(4)	(1,054)	—	(1,058)
Net cash provided by (used for) investing activities	$—	$29,962	$22,436	$(147,570)	$27,296	$(67,876)
Cash flows from financing activities:
Payments on credit facilities	—	—	—	(909)	—	(909)
Proceeds from long-term debt	—	—	—	156,000	—	156,000
Payments on long-term debt	—	—	(73)	(531)	—	(604)
Net transfers to iHeartCommunications	(165,650)	—	—	—	—	(165,650)
Dividends and other payments to noncontrolling interests	—	—	—	(12,027)	—	(12,027)
Dividends paid	(282,658)	—	—	(22,995)	22,995	(282,658)
Increase (decrease) in intercompany notes payable, net	—	69,107	—	(18,816)	(50,291)	—
Intercompany funding	175,186	(39,452)	(145,622)	9,888	—	—
Change in other, net	(1,426)	—	—	(4,808)	—	(6,234)
Net cash provided by (used for) financing activities	(274,548)	29,655	(145,695)	105,802	(27,296)	(312,082)
Effect of exchange rate changes on cash	—	—	—	7,037	—	7,037
Net increase (decrease) in cash and cash equivalents	(274,462)	—	(47,712)	22,360	—	(299,814)
Cash, cash equivalents and restricted cash at beginning of year	300,285	—	61,542	190,864	—	552,691
Cash, cash equivalents and restricted cash at end of year	$25,823	$—	$13,830	$213,224	$—	$252,877

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

Corrections to Prior Periods
During the second quarter of 2018, we identified corrections associated with VAT obligations in our International business that impacted prior periods. Accordingly, we have revised the prior period financial statements presented herein to reflect these corrections. “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q is based on the revised financial results for the three and nine months ended September 30, 2017. For further details, refer to Note 1 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Executive Summary
The key developments that impacted our business during the three months ended September 30, 2018 are summarized below:

•
Consolidated revenue increased $19.3 million during the three months ended September 30, 2018 compared to the same period of 2017. Excluding a $9.4 million impact from movements in foreign exchange rates, consolidated revenue increased $28.7 million during the three months ended September 30, 2018 compared to the same period of 2017, due to revenue growth from both our International business, driven by growth across several countries, and our Americas business.

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

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of our historical results of operations for the three and nine months ended September 30, 2018 to the three and nine months ended September 30, 2017 is as follows:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2018	2017	Change	2018	2017	Change
Revenue	$663,739	$644,430	3.0%	$1,974,117	$1,860,298	6.1%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	361,681	357,946	1.0%	1,095,906	1,039,175	5.5%
Selling, general and administrative expenses (excludes depreciation and amortization)	128,797	128,539	0.2%	381,494	370,597	2.9%
Corporate expenses (excludes depreciation and amortization)	37,729	35,333	6.8%	111,092	105,213	5.6%
Depreciation and amortization	77,405	81,096	(4.6)%	244,232	236,880	3.1%
Impairment charges	7,772	1,591	388.5%	7,772	1,591	388.5%
Other operating income, net	825	(11,783)		1,700	28,657
Operating income	51,180	28,142	81.9%	135,321	135,499	(0.1)%
Interest expense	97,158	95,467		291,409	282,802
Interest income on Due to/from iHeartCommunications, net	363	17,087		573	47,277
Equity in income (loss) of nonconsolidated affiliates	202	(628)		384	(829)
Other income (expense), net	(6,087)	9,164		(22,030)	21,804
Loss before income taxes	(51,500)	(41,702)		(177,161)	(79,051)
Income tax expense	(6,896)	(16,347)		(57,016)	(12,900)
Consolidated net loss	(58,396)	(58,049)		(234,177)	(91,951)
Less amount attributable to noncontrolling interest	6,692	6,159		9,716	10,546
Net loss attributable to the Company	$(65,088)	$(64,208)		$(243,893)	$(102,497)

Consolidated Revenue
Consolidated revenue increased $19.3 million during the three months ended September 30, 2018 compared to the same period of 2017. Excluding the $9.4 million impact from movements in foreign exchange rates, consolidated revenue increased $28.7 million during the three months ended September 30, 2018 compared to the same period of 2017. The increase in consolidated revenue is due to revenue growth from both our International business, driven by growth across several countries, and our Americas business.
Consolidated revenue increased $113.8 million during the nine months ended September 30, 2018 compared to the same period of 2017. Excluding the $47.9 million impact from movements in foreign exchange rates, consolidated revenue increased $65.9 million during the nine months ended September 30, 2018 compared to the same period of 2017. The increase in consolidated revenue is due to revenue growth from both our International business, driven by growth in several countries, and our Americas business.
Consolidated Direct Operating Expenses
Consolidated direct operating expenses increased $3.7 million during the three months ended September 30, 2018 compared to the same period of 2017. Excluding the $5.7 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $9.4 million during the three months ended September 30, 2018 compared to the same period of 2017. Direct operating expenses is higher in both our International business and our Americas business, primarily due to higher variable expenses driven by increased revenue.

Consolidated direct operating expenses increased $56.7 million during the nine months ended September 30, 2018 compared to the same period of 2017. Excluding the $32.7 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $24.0 million during the nine months ended September 30, 2018 compared to the same period of 2017. Higher direct operating expenses in our International business was partially offset by lower direct operating expenses in our Americas business, primarily as a result of the sale of our business in Canada in 2017.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $0.3 million during the three months ended September 30, 2018 compared to the same period of 2017. Excluding the $2.0 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $2.3 million during the three months ended September 30, 2018 compared to the same period of 2017. SG&A expenses were higher primarily due to non-cash pension settlement expenses in the United Kingdom.
Consolidated SG&A expenses increased $10.9 million during the nine months ended September 30, 2018 compared to the same period of 2017. Excluding the $10.4 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $0.5 million during the nine months ended September 30, 2018 compared to the same period of 2017.
Corporate Expenses
Corporate expenses increased $2.4 million during the three months ended September 30, 2018 compared to the same period of 2017.
Corporate expenses increased $5.9 million during the nine months ended September 30, 2018 compared to the same period of 2017. Excluding the $1.4 million impact from movements in foreign exchange rates, corporate expenses increased $4.5 million during the nine months ended September 30, 2018 compared to the same period of 2017 primarily due to consultant costs related to the investigations in China and Italy, partially offset by a decrease in management fees.
Depreciation and Amortization
Depreciation and amortization decreased $3.7 million during the three months ended September 30, 2018 compared to the same period in 2017, primarily due to assets becoming fully depreciated or fully amortized.
Depreciation and amortization increased $7.4 million during the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to capital expenditures and the impact from movements in foreign exchange rates, partially offset by assets becoming fully depreciated or fully amortized.
Impairment Charges
The Company performs its annual impairment test as of July 1 of each year. In addition, we test for impairment of property, plant and equipment whenever events and circumstances indicate that depreciable assets might be impaired. As a result of these impairment tests, we recorded an impairment charge of $7.8 million related to permits in one market in our Americas segment during the three months ended September 30, 2018. During the three months ended September 30, 2017, we recognized impairment charges of $1.6 million related to one of our International outdoor businesses. Please see Note 3 to the Consolidated Financial Statements located in Item 1 of this Quarterly Report on Form 10-Q for a further description of the impairment charges.
Other Operating Income (Expense), Net
Other operating income, net was $0.8 million and $1.7 million for the three and nine months ended September 30, 2018, respectively.
Other operating expense net was $11.8 million and other operating income, net was $28.7 million for the three and nine months ended September 30, 2017, respectively, primarily due to the sale in the first quarter of 2017 of the Americas outdoor Indianapolis market exchanged for certain assets in Atlanta, Georgia, plus $43.1 million in cash, net of closing costs, resulting in a net gain of $28.9 million and a gain of $6.8 million recognized on the sale of our ownership interest in a joint venture in Belgium in the second quarter of 2017, offset by the loss of $12.1 million recognized on the sale of our ownership interest in a joint venture in Canada.
Interest Expense
Interest expense increased $1.7 million and $8.6 million during the three and nine months ended September 30, 2018, respectively, compared to the same periods of 2017, primarily due to the issuance by Clear Channel International B.V. ("CCIBV"), our indirect subsidiary, of $150.0 million in aggregate principal amount of 8.75% Senior Notes due 2020 as additional notes under the indenture governing CCIBV's existing 8.75% Senior Notes due 2020 during the third quarter of 2017.

Interest Income on Due to/from iHeartCommunications, Net
Interest income on Due to/from iHeartCommunications, net decreased $16.7 million and $46.7 million during the three and nine months ended September 30, 2018, respectively, compared to the same periods of 2017 as we ceased recording interest income on the pre-petition balance due from iHeartCommunications as the collectability of the interest was not considered probable. See Note 6 to our Consolidated Financial Statements located in Part I of this Quarterly Report on Form 10-Q.

Other Income (Expense), Net
Other expense, net of $6.1 million and $22.0 million recognized in the three and nine months ended September 30, 2018 related primarily to net foreign exchange losses recognized in connection with intercompany notes denominated in foreign currencies.

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

The effective tax rates for the three and nine months ended September 30, 2018 were (13.4)% and (32.2)%, respectively. The effective rate was primarily impacted by the valuation allowance recorded against deferred tax assets resulting from current period net operating losses in U.S. federal, state and certain foreign jurisdictions due to uncertainty regarding the Company's ability to realize those assets in future periods.

The effective tax rates for the three and nine months ended September 30, 2017 were (39.2)% and (16.3)%, respectively. The effective rates were primarily impacted by the mix of earnings within the various jurisdictions in which the Company operates and the benefits and charges from tax amounts associated with its foreign earnings that are taxed at rates different from the federal statutory rate. In addition, we were unable to record benefits on losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future periods.

Americas Outdoor Advertising Results of Operations

Our Americas outdoor operating results were as follows:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2018	2017	Change	2018	2017	Change
Revenue	$303,421	$293,807	3.3%	$859,190	$854,344	0.6%
Direct operating expenses	131,241	130,269	0.7%	386,427	393,953	(1.9)%
SG&A expenses	49,247	49,007	0.5%	146,021	148,824	(1.9)%
Depreciation and amortization	39,783	44,457	(10.5)%	127,410	130,127	(2.1)%
Operating income	$83,150	$70,074	18.7%	$199,332	$181,440	9.9%

Three Months
Americas revenue increased $9.6 million during the three months ended September 30, 2018 compared to the same period of 2017. The increase in revenue was due to an increase in digital, airport and print revenue, partially offset by a $2.6 million decrease in revenue resulting from the sale of our Canadian business during the third quarter of 2017.

Americas direct operating expenses increased $1.0 million during the three months ended September 30, 2018 compared to the same period of 2017. The increase was driven by higher site lease expenses, primarily related to increased revenue, partially offset by a $1.9 million decrease in direct operating expenses resulting from the sale of our Canadian market. Americas SG&A expenses increased $0.2 million during the three months ended September 30, 2018 compared to the same period of 2017.

Nine Months
Americas revenue increased $4.8 million during the nine months ended September 30, 2018 compared to the same period of 2017. The increase in revenue was due to an increase in digital and print revenue, partially offset by a $13.7 million decrease in revenue resulting from the sale of our Canadian outdoor business during the third quarter of 2017 and a decrease in airport revenue.
Americas direct operating expenses decreased $7.5 million during the nine months ended September 30, 2018 compared to the same period of 2017. The decrease was driven by a $10.3 million decrease in direct operating expenses resulting from the sale of our Canadian market, partially offset by higher site lease expenses. Americas SG&A expenses decreased $2.8 million during the nine months ended September 30, 2018 compared to the same period of 2017 primarily due to a $3.3 million decrease in SG&A expenses resulting from the sale of our Canadian market.
International Outdoor Advertising Results of Operations

Our International operating results were as follows:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2018	2017	Change	2018	2017	Change
Revenue	$360,318	$350,623	2.8%	$1,114,927	$1,005,954	10.8%
Direct operating expenses	230,440	227,677	1.2%	709,479	645,222	10.0%
SG&A expenses	79,550	79,532	—%	235,473	221,773	6.2%
Depreciation and amortization	36,627	35,464	3.3%	113,875	102,711	10.9%
Operating income	$13,701	$7,950	72.3%	$56,100	$36,248	54.8%

Three Months
International revenue increased $9.7 million during the three months ended September 30, 2018 compared to the same period of 2017. Excluding the $9.4 million impact from movements in foreign exchange rates, International revenue increased $19.1 million during the three months ended September 30, 2018 compared to the same period of 2017. The increase in revenue is due to growth in multiple countries, including China and the Nordic countries, as well as the United Kingdom and Italy, primarily from new deployments and digital expansion.

International direct operating expenses increased $2.8 million during the three months ended September 30, 2018 compared to the same period of 2017. Excluding the $5.7 million impact from movements in foreign exchange rates, International direct operating expenses increased $8.5 million during the three months ended September 30, 2018 compared to the same period of 2017. The increase was primarily due to higher site lease expenses related to new contracts in countries experiencing revenue growth. International SG&A expenses was flat during the three months ended September 30, 2018 compared to the same period of 2017. Excluding the $2.0 million impact from movements in foreign exchange rates, International SG&A expenses increased $2.0 million during the three months ended September 30, 2018 compared to the same period of 2017. The increase in SG&A expenses was primarily due to non-cash pension settlement expenses in the United Kingdom.
Nine Months
International revenue increased $109.0 million during the nine months ended September 30, 2018 compared to the same period of 2017. Excluding the $47.9 million impact from movements in foreign exchange rates, International revenue increased $61.1 million during the nine months ended September 30, 2018 compared to the same period of 2017. The increase in revenue is due to growth in multiple countries, including China, the Nordic countries, Spain, Switzerland and Ireland, primarily from new deployments and digital expansion.
International direct operating expenses increased $64.3 million during the nine months ended September 30, 2018 compared to the same period of 2017. Excluding the $32.7 million impact from movements in foreign exchange rates, International direct operating expenses increased $31.6 million during the nine months ended September 30, 2018 compared to the same period of 2017. The increase was driven by higher site lease expenses related to new contracts in countries experiencing revenue growth. International SG&A expenses increased $13.7 million during the nine months ended September 30, 2018 compared to the same period of 2017. Excluding the $10.4 million impact from movements in foreign exchange rates, International SG&A expenses increased $3.3 million during the nine months ended September 30, 2018 compared to the same period of 2017. The increase in SG&A expenses primarily related to non-cash pension settlement expense in the United Kingdom.
Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Americas advertising	$83,150	$70,074	$199,332	181,440
International advertising	13,701	7,950	56,100	36,248
Other operating income, net	825	(11,783)	1,700	28,657
Impairment charges	(7,772)	(1,591)	(7,772)	(1,591)
Corporate and other (1)	(38,724)	(36,508)	(114,039)	(109,255)
Consolidated operating income	$51,180	$28,142	$135,321	$135,499

(1)	Corporate and other includes expenses related to Americas and International as well as overall executive, administrative and support functions.

Share-Based Compensation Expense
We have granted restricted stock, restricted stock units and options to purchase shares of our Class A common stock to certain key individuals under our equity incentive plans. Certain employees receive equity awards pursuant to our equity incentive plans.  As of September 30, 2018, there was $17.3 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately 3.0 years.

Share-based compensation expenses are recorded in corporate expenses and were $3.1 million and $2.9 million for the three months ended September 30, 2018 and 2017, respectively, and $6.8 million and $7.2 million for the nine months ended September 30, 2018 and 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following discussion highlights cash flow activities during the nine months ended September 30, 2018 and 2017:

(In thousands)	Nine Months Ended September 30,
	2018	2017
Cash provided by (used for):
Operating activities	$120,427	$73,107
Investing activities	$(105,330)	$(67,876)
Financing activities	$19,175	$(312,082)

Operating Activities
Cash provided by operating activities was $120.4 million during the nine months ended September 30, 2018 compared to $73.1 million of cash provided by operating activities during the nine months ended September 30, 2017.  The increase in cash provided by operating activities is primarily attributed to changes in working capital balances, particularly accounts payable and accrued expenses, which were affected by the timing of payments. Cash paid for interest for the nine months ended September 30, 2018 and September 30, 2017 was $272.4 million and $270.1 million, respectively.
Investing Activities
Cash used for investing activities of $105.3 million during the nine months ended September 30, 2018 primarily reflected our capital expenditures of $110.1 million. We spent $50.2 million in our Americas segment primarily related to the construction of new advertising structures, such as digital boards, $57.5 million in our International segment primarily related to street furniture and transit advertising structures, including digital displays, and $2.4 million in Corporate primarily related to equipment and software purchases.
Cash used for investing activities of $67.9 million during the nine months ended September 30, 2017 primarily reflected our capital expenditures of $134.9 million, partially offset by net cash proceeds from the disposal of assets including proceeds of $43.1 million from the sale of our outdoor Indianapolis market. We spent $46.4 million in our Americas segment primarily related to the construction of new advertising structures such as digital displays, $86.2 million in our International segment primarily related to street furniture and transit advertising structures and $2.3 million in Corporate primarily related to equipment and software purchases.
Financing Activities
Cash provided by financing activities of $19.2 million during the nine months ended September 30, 2018 primarily reflected net transfers of $58.7 million in cash from iHeartCommunications, which represents the activity in the “Due from iHeartCommunications” account, partially offset by cash dividends paid of $30.7 million.
Cash used for financing activities of $312.1 million during the nine months ended September 30, 2017 primarily reflected cash dividends paid of $282.7 million and net transfers of $165.7 million in cash to iHeartCommunications, which represents the activity in the "Due from iHeartCommunications" account, partially offset by proceeds from the issuance by CCIBV of $150.0 million of 8.75% Senior Notes due 2020, which were issued at a premium, resulting in $156.0 million in proceeds.
iHeart Chapter 11 Cases
On March 14, 2018, iHeartMedia, the indirect parent of the Company which owns approximately 89.5% of the Company's outstanding common stock, and certain of its subsidiaries (collectively, the “Debtors”), filed voluntary petitions for reorganization (the “iHeart Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). CCOH and its direct and indirect subsidiaries did not file voluntary petitions for reorganization under the Bankruptcy Code and are not Debtors in the iHeart Chapter 11 Cases.
On March 16, 2018, iHeartMedia and the other Debtors entered into a Restructuring Support Agreement (the “iHeart RSA”) with certain creditors and equityholders. The iHeart RSA contemplates that our business will be separated from iHeartCommunications upon consummation of the iHeart Chapter 11 Cases (the "Separation") and that the Due from iHeartCommunications Note will receive treatment in a form and substance acceptable to the Debtors, to the Company and to certain consenting senior creditors of iHeartCommunications, which treatment will be set forth in a plan of reorganization and approved by the Bankruptcy Court. On September 20, 2018, the Bankruptcy Court entered an order approving the Debtors’ Disclosure Statement (the “Disclosure Statement”). On October 10, 2018, the Debtors filed a fifth amended Plan of Reorganization (the “Plan of Reorganization”) and a supplement to the Disclosure Statement (the "Disclosure Statement Supplement"). On October 18, 2018, the Bankruptcy Court entered an order approving the Disclosure Statement Supplement, and the Debtors filed solicitation versions of the Plan of Reorganization and Disclosure Statement Supplement. The Plan of Reorganization currently contemplates, among other things, (i) a recovery equal to 14.44% of the allowed amount of the Company’s claim arising under the Due from iHeartCommunications Note, and (ii) the issuance of preferred stock in connection with the Separation, the proceeds of which may be used to as a source of liquidity for the Company (or its successor upon completion of the Separation). On November 2, 2018, the Debtors filed a plan supplement (the “Plan Supplement”) with the Bankruptcy Court. The Plan Supplement contemplates that the proposed Separation would be effected through a taxable separation and sets forth a list of transaction steps. The transaction steps contemplate that prior to the Separation, Clear Channel Holdings, Inc. (“CCH”), the parent company of the Company and a subsidiary of iHeartCommunications, will distribute all of its subsidiaries other than the Company to a subsidiary of iHeartCommunications (the “Radio Distribution”), and the Company will merge with and into CCH, with CCH as the surviving company, which will be renamed “Clear Channel Outdoor Holdings, Inc.” Immediately following the merger, the public stockholders of the Company will own the same percentage of the surviving corporation as they did in the Company prior to the merger, and iHeartCommunications will distribute the shares of the surviving company that it holds to certain holders of claims in the iHeart Chapter 11 Cases. As described in the Disclosure Statement, the Debtors and the Company are continuing to work on the terms of the Separation, and the Company may seek to obtain supplemental liquidity, from iHeartCommunications or from third party sources, in addition to its recoveries on account of the Due from iHeartCommunications Note and the proceeds of the preferred stock issuance.
Our board of directors has established a special committee consisting of our independent directors to consider, review and negotiate certain transactions between the Debtors and the Company in connection with the iHeart Chapter 11 Cases, and discussions regarding the terms of separation of the Company from the Debtors remain ongoing.

Although the Disclosure Statement has been approved by the Bankruptcy Court, the Debtors must obtain the requisite votes of holders of claims and interests entitled to vote, and the Plan of Reorganization must be confirmed by the Bankruptcy Court. If confirmed, the consummation of the Plan of Reorganization will be subject to the satisfaction of the conditions precedent set forth therein. In addition, the Debtors and the Company must take all steps necessary to enable the parties to carry out the separation as contemplated under the Plan of Reorganization. We cannot predict at this time the outcome of iHeartCommunications’ efforts to restructure its indebtedness in the iHeart Chapter 11 Cases, and there can be no assurance that the separation will be consummated on the terms described in the Plan of Reorganization and Disclosure Statement, or at all.
Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, cash flow from operations, the cash from the intercompany arrangement with iHeartCommunications described below and borrowing capacity under our receivables based credit facility. As of September 30, 2018, we had $191.1 million of cash on our balance sheet, including $175.5 million of cash held outside the U.S. by our subsidiaries, a portion of which is held by non-wholly owned subsidiaries or is otherwise subject to certain restrictions and not readily accessible to us. We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States, except that excess cash from our foreign operations may be transferred to our operations in the United States if needed to fund operations in the United States, subject to the foreseeable cash needs of our foreign operations and the mutual agreement of us and iHeartCommunications. If any excess cash held by our foreign subsidiaries is needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes. This is a result of significant deficits, as calculated for tax law purposes, in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.
Our primary uses of liquidity are for our working capital, capital expenditure, debt service and other funding requirements.  At September 30, 2018, we had debt maturities totaling $0.1 million, $0.3 million and $2,575.3 million in 2018, 2019 and 2020, respectively. A substantial amount of our cash requirements are for debt service obligations.  During the nine months ended September 30, 2018, we spent $272.4 million of cash on interest on our debt. We anticipate having approximately $375.1 million of cash interest payment obligations in 2018.  Our significant interest payment obligations reduce our financial flexibility, make us more vulnerable to changes in operating performance and economic downturns generally, reduce our liquidity over time and could negatively affect our ability to obtain additional financing in the future.
Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations, cash from the intercompany arrangement with iHeartCommunications described below, borrowing capacity under our receivables based credit facility[, together with supplemental liquidity support from iHeartCommunications or third party sources, if any,] will enable us to meet our working capital, capital expenditure, debt service and other funding requirements, including the debt service on the CCWH Senior Notes, the CCWH Subordinated Notes and the CCIBV Senior Notes, for at least the next 12 months.  We are currently exploring alternatives to obtain additional liquidity from iHeartCommunications, or from third party sources, in connection with iHeartMedia’s emergence from the iHeart Chapter 11 Cases. Such alternatives may include a short term unsecured line of credit provided by iHeartCommunications or one of its subsidiaries, an increase in the preferred stock to be issued in connection with the separation, new capital provided by third parties or a combination of these alternatives. We believe our long-term plans, which include promoting outdoor media spending, capitalizing on our diverse geographic and product opportunities and the continued deployment of digital displays, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements in the long term. However, our anticipated results are subject to significant uncertainty. Our ability to fund our working capital, capital expenditures, debt service and other obligations depends on our future operating performance, cash from operations and our ability to obtain supplemental liquidity, if necessary, and manage our liquidity if our business is separated from iHeartCommunications as contemplated by the iHeart RSA and the Plan of Reorganization.
Historically, our cash management arrangement with iHeartCommunications has been our only committed external source of liquidity. If our business is separated from iHeartCommunications, we will no longer have iHeartCommunications available to support our cash management function and our liquidity, and we will be dependent upon our ability to generate cash or obtain additional financing to meet our liquidity needs. Even if we are able to obtain our expected recoveries under the Due from iHeartCommunications Note and the anticipated proceeds of preferred stock to be issued upon consummation of the iHeart Chapter 11 Cases, we will likely need to obtain additional financing, from iHeartCommunications or its subsidiaries, or from banks or other lenders, or through public offerings or private placements of debt or equity, strategic relationships or other arrangements, or from a combination of these sources, in the future.  There can be no assurance that financing alternatives will be available in sufficient amounts or on terms acceptable to us in the future due to market conditions, our financial condition, our liquidity constraints, our lack of history operating as a company independent from iHeartCommunications or other factors, many of which are beyond our control. Even if financing alternatives are available to us, we may not find them suitable or at comparable interest rates to the indebtedness being refinanced, and our annual cash interest payment obligations could increase further. In addition, the terms of our existing or future debt agreements may restrict us from securing financing on terms that are available to us at that time. In addition to the need to refinance our various indebtedness at or before maturity, if we are unable to generate sufficient cash through our operations or obtain sources of supplemental liquidity if our business is separated from iHeartCommunications, we could face substantial liquidity problems, which could have a material adverse effect on our financial condition and on our ability to meet our obligations.
iHeartCommunications provides the day-to-day cash management services for our cash activities and balances in the U.S. We do not have any material committed external sources of capital other than iHeartCommunications, and iHeartCommunications is not required to provide us with funds to finance our working capital or other cash requirements. We have no access to the cash transferred from us to iHeartCommunications under the cash management arrangement. Before the filing of the iHeart Chapter 11 Cases, the net amount due to us from iHeartCommunications under this cash management arrangement was represented by the Due from iHeartCommunications Note. Pursuant to an order entered by the Bankruptcy Court in the iHeart Chapter 11 Cases, as of March 14, 2018, the balance of the Due from iHeartCommunications Note immediately prior to the commencement of the iHeart Chapter 11 Cases was frozen, and following March 14, 2018, intercompany allocations that would have been reflected in adjustments to the balance of the Due from iHeartCommunications Note are instead reflected in a new intercompany balance that accrues interest at a rate equal to the interest under the Due from iHeart Communications Note. The Bankruptcy Court entered an order to allow iHeartCommunications to continue to provide the day-to-day cash management services for us during the iHeart Chapter 11 Cases and we expect it to continue to do so until such arrangements are addressed through the iHeart Chapter 11 Cases. As of September 30, 2018, we owed $1.5 million to iHeartCommunications under this intercompany arrangement with iHeartCommunications.
We are an unsecured creditor of iHeartCommunications with respect to amounts owed under the Due from iHeartCommunications Note. We do not expect to recover the full balance of the now-frozen Due from iHeartCommunications Note upon the implementation of the Plan of Reorganization or any other plan of reorganization that is ultimately accepted by the requisite vote of creditors and approved by the Bankruptcy Court. See “--Promissory Notes with iHeartCommunications” below for a discussion of the current balance of and expected recovery under the Due from iHeartCommunications Note. If we do not recognize the expected recovery under the Due from iHeartCommunications Note, or if we do not otherwise obtain sufficient supplemental liquidity as contemplated by the Disclosure Statement, we could experience a liquidity shortfall. In addition, any repayments that we received on the Due from iHeartCommunications Note during the one-year preference period prior to the filing of the iHeart Chapter 11 Cases may potentially be avoidable as a preference and subject to recovery by the iHeartCommunications bankruptcy estate, which could further exacerbate any liquidity shortfall.
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
We were in compliance with the covenants contained in our material financing agreements as of September 30, 2018.
We frequently evaluate strategic opportunities both within and outside our existing lines of business.  We expect from time to time to dispose of certain businesses and may pursue acquisitions.  These dispositions or acquisitions could be material.

Sources of Capital
As of September 30, 2018 and December 31, 2017, we had the following debt outstanding, cash and cash equivalents, amounts due (to)/from iHeartCommunications:

(In millions)	September 30, 2018	December 31, 2017
Clear Channel Worldwide Holdings Senior Notes due 2022	$2,725.0	$2,725.0
Clear Channel Worldwide Holdings Senior Subordinated Notes due 2020	2,200.0	2,200.0
Receivables Based Credit Facility due 2023(1)	—	—
Clear Channel International B.V. Senior Notes due 2020	375.0	375.0
Other debt	4.0	2.4
Original issue discount	(0.6)	(0.2)
Long-term debt fees	(28.6)	(35.5)
Total debt	5,274.8	5,266.7
Less: Cash and cash equivalents	191.1	144.1
Less: Due from iHeartCommunications	154.8	212.0
Less: Due to iHeartCommunications, post iHeart Chapter 11 Cases	(1.5)	—
	$4,930.4	$4,910.6
 (1) On June 1, 2018, CCO, a subsidiary of ours, refinanced our senior revolving credit facility with an asset based credit facility that provided for revolving credit commitments of up to $75.0 million. On June 29, 2018, CCO entered into an amendment providing for a $50.0 million incremental increase of the facility, bringing the aggregate revolving credit commitments to $125.0 million. The facility has a five-year term, maturing in 2023. As of September 30, 2018, the facility had $86.4 million of letters of credit outstanding and a borrowing base of $113.0 million, resulting in $26.6 million of excess availability.
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
As of September 30, 2018, the principal amount outstanding under the Due from iHeartCommunications Note was $1,031.7 million. We do not expect that we will be able to recover all of the amounts owed to us under the Due from iHeartCommunications Note upon the implementation of the Plan of Reorganization or any other plan of reorganization that is ultimately accepted by the requisite vote of creditors and approved by the Bankruptcy Court. As a result, we recognized a loss of $855.6 million on the Due from iHeartCommunications Note during the fourth quarter of 2017 to reflect an estimated recoverable amount of the note, based on management's best estimate of the cash settlement amount. In addition, upon the filing of the iHeart Chapter 11 Cases on March 14, 2018, we ceased recording interest income on the Due from iHeartCommunications Note, which amounted to $21.3 million for the period from January 1, 2018 to March 14, 2018, as the collectability of the interest was not considered probable. As a result of the $855.6 million allowance on the Due from iHeartCommunications Note recognized during the fourth quarter of 2017 and the $21.3 million reserve recognized in relation to interest incurred during the pre-petition period in the three months ended March 31, 2018, the outstanding principal amount of $1,031.7 million was reduced to $154.8 million as of September 30, 2018 on our consolidated balance sheet. The final settlement amount of the Due from iHeartCommunications Note is expected to be negotiated as part of iHeartCommunications’ bankruptcy proceedings and may differ from the estimated recoverable amount of $154.8 million as of September 30, 2018. As of September 30, 2018, we had no borrowings under the Due to iHeartCommunications Note, and we owed $1.5 million to iHeartCommunications under the intercompany arrangement with iHeartCommunications approved by the Bankruptcy Court in the iHeart Chapter 11 Cases.
In accordance with the terms of the settlement for the derivative litigation filed by our stockholders regarding the Due from iHeartCommunications Note, as previously disclosed, we established a committee of our board of directors, consisting of our independent and disinterested directors, for the specific purpose of monitoring the Due from iHeartCommunications Note.  This committee has the non-exclusive authority to demand payments under the Due from iHeartCommunications Note under certain specified circumstances tied to iHeartCommunications’ liquidity or the amount outstanding under the Due from iHeartCommunications Note, as long as our board of directors declares a simultaneous dividend equal to the amount so demanded.  The committee last made a demand under the Due from iHeartCommunications Note on August 11, 2014.  As of November 8, 2018, the committee has the right, pursuant to the terms of the settlement of the derivative litigation, but not the obligation, to make a demand on the Due from iHeartCommunications Note. However, on account of the iHeart Chapter 11 Cases, the balance of the Due from iHeartCommunications Note is currently frozen and any payment pursuant to such demand would be subject to the approval of the Bankruptcy Court.
If we are unable to obtain financing from iHeartCommunications under the intercompany arrangement approved by the Bankruptcy Court during the iHeart Chapter 11 Cases, we will likely need to obtain additional financing from third party sources. Even if we are able to obtain our expected recoveries under the Due from iHeartCommunications Note and the anticipated proceeds of preferred stock to be issued upon consummation of the iHeart Chapter 11 Cases, we will likely need to obtain additional financing, from iHeartCommunications or its subsidiaries, or from banks or other lenders, or through public offerings or private placements of debt or equity, strategic relationships or other arrangements, or from a combination of these sources, in the future.  We may be unable to successfully obtain additional debt or equity financing on satisfactory terms or at all.
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
 Clear Channel Worldwide Holdings Senior Notes
As of September 30, 2018, the CCWH senior notes represented $2.7 billion aggregate principal amount of indebtedness outstanding, which consisted of $735.75 million aggregate principal amount of 6.5% Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and $1,989.25 million aggregate principal amount of 6.5% Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes” and, together with the Series A CCWH Senior Notes, the “CCWH Senior Notes”). The CCWH Senior Notes are guaranteed by us, CCO and certain of our direct and indirect subsidiaries.
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
Our consolidated leverage ratio, defined as total debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 8.6:1 as of September 30, 2018, and senior leverage ratio, defined as senior debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 4.4:1 as of September 30, 2018. As required by the definition of EBITDA in the CCWH Senior Notes indentures, our EBITDA for the preceding four quarters of $620.5 million is calculated as operating income (loss) before depreciation, amortization, impairment charges and gains and losses on acquisitions and divestitures plus share-based compensation and is further adjusted for the following: (i) costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses; (iii) non-cash charges; and (iv) various other items. Because our consolidated leverage ratio exceeded the limit in the incurrence tests described above, we are not currently permitted to incur additional indebtedness using the incurrence test in the Series A CCWH Senior Notes indenture and the Series B CCWH Senior Notes indenture, and we are not currently permitted to pay dividends from the proceeds of indebtedness or the excess proceeds from asset sales under the Series B CCWH Senior Notes indenture. There are other exceptions in these indentures that allow us to incur additional indebtedness and pay dividends.
The following table reflects a reconciliation of EBITDA (as defined by the CCWH Senior Notes indentures) to operating income and net cash provided by operating activities for the four quarters ended September 30, 2018:

Four Quarters Ended
(In millions)	September 30, 2018
EBITDA (as defined by the CCWH Senior Notes indentures)	$620.5
Less adjustments to EBITDA (as defined by the CCWH Senior Notes indentures):
Costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities	(9.2)
Extraordinary, non-recurring or unusual gains or losses or expenses (as referenced in the definition of EBITDA in the CCWH Senior Notes indentures)	(14.7)
Non-cash charges	(9.7)
Other items	(1.7)
Less: Depreciation and amortization, Impairment charges, Gains and losses on acquisitions and divestitures and Share-based compensation expense	(353.1)
Operating income	232.1
Plus: Depreciation and amortization, Impairment charges, Gain (loss) on disposal of operating and fixed assets and Share-based compensation expense	351.5
Less: Interest expense	(388.3)
Plus: Interest income on Due from iHeartCommunications	22.2
Less: Current income tax expense	(6.8)
Plus: Other income, net	(14.5)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	28.8
Change in assets and liabilities, net of assets acquired and liabilities assumed	(17.6)
Net cash provided by operating activities	$207.4
Clear Channel Worldwide Holdings Senior Subordinated Notes
As of September 30, 2018, the CCWH Subordinated Notes represented $2.2 billion aggregate principal amount of indebtedness outstanding, which consisted of $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes”).
 The Series A CCWH Subordinated Notes indenture and the Series B CCWH Subordinated Notes indenture restrict our ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test. In order to incur additional indebtedness under this test, our debt to adjusted EBITDA ratio (as defined by the indentures) must be lower than 7.0:1. The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B CCWH Subordinated Notes indenture also permits us to pay dividends from the proceeds of indebtedness or the proceeds from asset sales if our debt to adjusted EBITDA ratio (as defined by the indenture) is lower than 7.0:1. Because our debt to adjusted EBITDA ratio exceeded the thresholds in the indentures as of September 30, 2018, we are not currently permitted to incur additional indebtedness using the incurrence test in the Series A CCWH Subordinated Notes Indenture and the Series B CCWH Subordinated Notes indenture, and we are not currently permitted to pay dividends from the proceeds of indebtedness or the excess proceeds from asset sales under the Series B CCWH Subordinated Notes indenture. The Series B CCWH Subordinated Notes indenture contains certain other exceptions that allow us to incur indebtedness and pay dividends, including (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by us of amounts outstanding under the Due from iHeartCommunications Note. We have used substantially all of the $525.0 million general restricted payment baskets in the Series B CCWH Senior Notes indenture. The Series A CCWH Subordinated Notes indenture does not limit our ability to pay dividends.
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
As of September 30, 2018, the facility had $86.4 million of letters of credit outstanding and a borrowing base of $113.0 million, resulting in $26.6 million of excess availability.
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

CCIBV Senior Notes
During the fourth quarter of 2015, CCIBV, an international subsidiary of ours, issued $225.0 million aggregate principal amount outstanding of its 8.75% Senior Notes due 2020 (“CCIBV Senior Notes”). During the third quarter of 2017, CCIBV issued $150.0 million in additional aggregate principal amount of 8.75% Senior Notes due 2020, bringing the total amount outstanding under the CCIBV Senior Notes as of September 30, 2018 to $375.0 million.
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
Other Debt
Other debt consists primarily of capital leases and loans with international banks.  As of September 30, 2018, approximately $4.0 million was outstanding as other debt.
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

Foreign Currency Exchange Rate Risk
We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported net losses of $27.1 million and $56.1million for the three and nine months ended September 30, 2018, respectively.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net losses for the three and nine months ended September 30, 2018 by $2.7 million and $5.6 million, respectively.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three and nine months ended September 30, 2018 would have increased our net losses for the same periods by corresponding amounts.
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
On July 1, 2018, we performed our annual impairment test in accordance with ASC 350-30-35, resulting in an impairment charge of $7.8 million related to permits in one market in our Americas Segment.
In determining the fair value of our billboard permits, the following key assumptions were used:

•	Industry revenue growth forecasts between 1.9% and 4.0% were used for the initial four-year period;

•	3.0% revenue growth was assumed beyond the initial four-year period;

•	Revenue was grown over a build-up period, reaching maturity by year 2;

•	Operating margins gradually climb to the industry average margin of up to 54.7%, depending on market size, by year 3; and

•	Assumed discount rate of 8.0%.

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

(In thousands)	Revenue	Profit	Discount
Description	Growth Rate	Margin	Rates
Billboard permits	$1,077,700	$166,000	$1,059,700

The estimated fair value of our billboard permits at July 1, 2018 was $3.9 billion while the carrying value was $1.0 billion. The estimated fair value of our billboard permits at July 1, 2017 was $3.7 billion while the carrying value was $1.0 billion.
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
On July 1, 2018, we performed our annual impairment test in accordance with ASC 350-30-35, resulting in no impairment of goodwill. In determining the fair value of our reporting units, we used the following assumptions:

•
Expected cash flows underlying our business plans for the periods 2018 through 2022. Our cash flow assumptions are based on detailed, multi-year forecasts performed by each of our operating segments, and reflect the advertising outlook across our businesses.

•	Cash flows beyond 2022 are projected to grow at a perpetual growth rate, which we estimated at 3.0%.

•	In order to risk adjust the cash flow projections in determining fair value; we utilized a discount rate of approximately 8.0% to 11.0% for each of our reporting units.

Based on our annual assessment using the assumptions described above, a hypothetical 5% reduction in the estimated fair value in each of our reporting units would not result in a material impairment condition.
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

(In thousands)	Revenue	Profit	Discount
Description	Growth Rate	Margin	Rates
Americas Outdoor	$770,000	$170,000	$720,000
International Outdoor	$340,000	$230,000	$300,000

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

•	the obligations and restrictions imposed on us by our agreements with iHeartCommunications;

•	the risk that we may be more susceptible to adverse events if the proposed Separation occurs;

•	the risk that we may be unable to replace the services iHeartCommunications provides us in a timely manner or on comparable terms;

•
the risk that the iHeart Chapter 11 Cases and the proposed Separation may result in unfavorable tax consequences for us and impair our ability to utilize our federal income tax net operating loss carryforwards in future years;

•	the risk that the iHeartMedia Plan of Reorganization is not consummated and the proposed Separation does not occur;

•	the impact of our substantial indebtedness, including the effect of our leverage on our financial position and earnings;

•	the ability of our subsidiaries to dividend or distribute funds to us in order for us to repay our debts;

•	the restrictions contained in the agreements governing our indebtedness limiting our flexibility in operating our business;

•	the effect of credit ratings downgrades; and

•	certain other factors set forth in our other filings with the SEC.

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

ITEM 4.  CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC.  Based on that evaluation, although the Company continues to work to remediate the material weakness in internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2017, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018 at the reasonable assurance level.
We previously reported that there was a material weakness in our internal control over financial reporting with respect to Clear Media Limited, our outdoor business in China, that existed as of December 31, 2017, for which we are in the process of remediating as of September 30, 2018.  We have implemented additional monitoring controls and revised our cash and cash equivalent review process.  In addition, we have strengthened controls around access and use of banking authorization tokens and chops and formalized review and approval processes around related party transactions.  Although we have implemented these enhanced controls, we have not completed our testing of their effectiveness. We will need to successfully test these enhanced controls before we can conclude that the material weakness has been remediated. There can be no assurance that the effectiveness of these controls will be successfully tested in a timely manner, and we may not prevent future material weaknesses from occurring.
Changes in Internal Controls Over Financial Reporting
Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)), management is required to evaluate any change in internal control over financial reporting that occurred during each fiscal quarter that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
As explained in greater detail under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2017, we undertook a broad range of remedial procedures prior to November 8, 2018, the filing date of this report, to address the material weaknesses in our internal control over financial reporting identified as of December 31, 2017. As described above, our efforts to improve our internal controls are ongoing and are focused on implementing additional controls to strengthen the cash management and reporting process at Clear Media Limited, our outdoor business in China. Therefore, while we determined, with the participation of our CEO and CFO, that, other than as described above, there have been no changes in our internal control over financial reporting in the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we continue to monitor the operation of these remedial measures through the date of this report.
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
On March 7, 2018, the defendants filed a motion to dismiss plaintiff's verified derivative complaint for failure to state a claim upon which relief can be granted. On March 16, 2018, iHeartMedia filed a Notice of Suggestion of Pendency of Bankruptcy and Automatic Stay of Proceedings. On May 4, 2018, plaintiff filed its response to the motion to dismiss. On June 26, 2018, the defendants filed a reply brief in further support of their motion to dismiss. Oral argument on the motion to dismiss was held on September 20, 2018. We are awaiting a ruling by the Court.
On August 27, 2018, the same stockholder of the Company that had filed a derivative lawsuit against iHeartMedia and others in 2016 (GAMCO Asset Management Inc.) filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned GAMCO Asset Management, Inc. v. Hendrix, et al., C.A. No. 2018-0633-JRS. The complaint names as defendants the Sponsor Defendants and the members of the Company’s board of directors. The complaint alleges that minority shareholders in the Company during the period November 8, 2017 to March 14, 2018 were harmed by decisions of the Company's Board and the intercompany note committee of the Board relating to the Intercompany Note. Specifically, the complaint alleges that (i) the members of the intercompany note committee breached their fiduciary duties by not demanding payment under the Intercompany Note and issuing a simultaneous dividend after a threshold tied to iHeartMedia’s liquidity had been reached; (ii) the Company's Board breached their fiduciary duties by approving the Third Amendment rather than allowing the Intercompany Note to expire; (iii) the Company's Board breached their fiduciary duties by not demanding payment under the Intercompany Note and issuing a simultaneous dividend after a threshold tied to iHeartMedia’s liquidity had been reached; (iv) the Sponsor Defendants breached their fiduciary duties by not directing the Company's Board to permit the Intercompany Note to expire and to declare a dividend. The complaint further alleges that the Sponsor Defendants aided and abetted the Board’s alleged breach of fiduciary duties. The plaintiff seeks, among other things, a ruling that the Company's Board, the intercompany note committee, and the Sponsor Defendants breached their fiduciary duties and that the Sponsor Defendants aided and abetted the Board’s breach of fiduciary duty; and an award of damages, together with pre- and post-judgment interests, to the putative class of minority shareholders.
China Investigation
Several employees of Clear Media Limited, an indirect, non-wholly-owned subsidiary of the Company whose ordinary shares are listed, but are currently suspended from trading on, the Hong Kong Stock Exchange, are subject to a police investigation in China for misappropriation of funds. The police investigation is ongoing, and the Company is not aware of any litigation, claim or assessment pending against the Company. Based on information known to date, the Company believes any contingent liabilities arising from potential misconduct that has been or may be identified by the investigations are not material to the Company's consolidated financial statements.
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

ITEM 1A.  RISK FACTORS
For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”). The following risk factors in the Annual Report are updated and superseded by the risk factors set forth below: “-iHeartCommunications has filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, which could cause significant uncertainties and risks for our operations and our liquidity”; “-The iHeart Chapter 11 Cases may give rise to unfavorable tax consequences for us”; and “-Transfers of our equity, issuances of equity in connection with the iHeart Chapter 11 Cases, and cancellation of indebtedness income realized by the Debtors in the iHeart Chapter 11 Cases may impair our ability to utilize our federal income tax net operating loss carryforwards in future years.” We have also included additional risk factors arising from the iHeart Chapter 11 Cases and the proposed Separation of our business from iHeartMedia as described in the Plan Supplement, as set forth below.
iHeartMedia and certain of its subsidiaries have filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, which could cause significant uncertainties and risks for our operations and our liquidity.
We are obligated to use various corporate services provided by iHeartCommunications and its affiliates, including treasury, payroll and other financial services, certain executive officer services, human resources and employee benefit services, legal services, information systems and network services and procurement and sourcing support, pursuant to a Corporate Services Agreement. Even though we are not Debtors in the iHeart Chapter 11 Cases, the iHeart bankruptcy proceedings could cause significant uncertainties and disrupt our operations and/or adversely affect our rights under the Corporate Services Agreement and the other intercompany agreements.
Pursuant to the Corporate Services Agreement, substantially all of the cash generated from our domestic Americas operations is transferred daily into accounts of iHeartCommunications (after satisfying our controlled disbursement accounts and the funding requirements of the trustee accounts under the Senior Notes and the notes offered hereby), where funds of ours and of iHeartCommunications are commingled. Prior to March 14, 2018, net amounts owed between us and iHeartCommunications were evidenced by revolving promissory notes.
Pursuant to an order entered by the Bankruptcy Court, as of March 14, 2018, the balance of the Due from iHeartCommunications Note was frozen, and following March 14, 2018, intercompany allocations that would have been reflected in adjustments to the balance of the Due from iHeartCommunications Note are instead reflected in an intercompany balance that accrues interest at a rate equal to the interest under the Due from iHeartCommunications Note. The Bankruptcy Court entered an order to allow iHeartCommunications to continue to provide the day-to-day cash management services for us during the iHeart Chapter 11 Cases and we expect it to continue to do so until such arrangements are addressed through the iHeart Chapter 11 Cases. As of September 30, 2018, we owed $1.5 million to iHeartCommunications under this intercompany arrangement with iHeartCommunications.
We are an unsecured creditor of iHeartCommunications with respect to amounts owed under the Due from iHeartCommunications Note. We do not expect to recover the full balance of the now-frozen Due from iHeartCommunications Note upon the implementation of the Plan of Reorganization or any other plan of reorganization that is ultimately accepted by the requisite vote of creditors and approved by the Bankruptcy Court. The Plan of Reorganization currently contemplates, among other things, a recovery equal to 14.44% of the allowed amount of the Company’s claim arising under the Due from iHeartCommunications Note. If we do not recognize the expected recovery under the Due from iHeartCommunications Note, or if we do not otherwise obtain sufficient supplemental liquidity as contemplated by the Disclosure Statement, we could experience a liquidity shortfall. In addition, any repayments that we received on the Due from iHeartCommunications Note during the one-year preference period prior to the filing of the iHeart Chapter 11 Cases may potentially be avoidable as a preference and subject to recovery by the iHeartCommunications bankruptcy estate, which could further exacerbate any liquidity shortfall.
At September 30, 2018, the principal amount outstanding under the Due from iHeartCommunications Note was $1,031.7 million, and, as a result of the loss we recognized during the fourth quarter of 2017, the asset recorded in “Due from iHeartCommunications” on our consolidated balance sheet was $154.8 million.
While the iHeartMedia Chapter 11 Cases and the proposed Separation are pending, we are subject to business uncertainties that could disrupt our business.
Although the Company and its subsidiaries are not Debtors in the iHeart Chapter 11 Cases, we have experienced and, whether or not the Separation is completed, we may continue to experience, disruption of its current plans and operations due to the iHeart Chapter 11 Cases and the proposed Separation. Employees and other key personnel may have uncertainties about the effect of the proposed Separation, and those uncertainties may impact the ability to retain, recruit and hire key personnel to manage and run the business while the Separation is pending or if it is not completed. To date, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Separation, and certain of these fees and costs are payable by us whether or not the Separation is completed. Furthermore, some of our customers and vendors may be hesitant to transact with the business of us following the Separation in light of uncertainties about the ability of our business to perform following the Separation. If we are unable to reassure customers and vendors to continue transacting with us following the Separation, our financial results may be adversely affected.
The proposed Separation may also prevent us from pursuing otherwise attractive business opportunities, result in our inability to respond effectively to competitive pressures, industry developments and future opportunities and may otherwise harm our business, financial results and operations.
The iHeart Chapter 11 Cases may give rise to unfavorable tax consequences for us.
Although the Company and its direct and indirect subsidiaries did not file Chapter 11 cases as part of the iHeart Chapter 11 Cases, the consummation of the iHeart Chapter 11 Cases may have an adverse impact on the Company and its subsidiaries. The Plan of Reorganization contemplates the separation of our business from iHeartCommunications, with certain senior creditors of iHeartCommunications receiving the approximately 89.5% of our outstanding shares of common stock that are currently owned indirectly by iHeartCommunications. The Plan Supplement contemplates that the Radio Distribution and the Separation are intended to be taxable transactions and the merger of the Company with and into CCH is expected to, but may not, qualify as a “reorganization” within the meaning of Section 368(a) of the Code.  There is a risk that the Radio Distribution and Separation will give rise to a U.S. federal income tax liability to one or more of iHeartMedia or its subsidiaries after the Separation (collectively, the “iHeartMedia Group”). If such liability were to arise, we, iHeartCommunications, iHeartMedia, and various other entities would be jointly liable for such tax liability under federal law and, while we would not anticipate that any such tax liability would be asserted against us in the first instance, we may ultimately be liable for such liability if iHeartCommunications and its subsidiaries fail to satisfy such liability. Similar principles may apply for foreign, state and local income tax purposes where the Company filed combined, consolidated or unitary returns with iHeartCommunications or its subsidiaries for federal, foreign, state and local income tax purposes.  In addition, the iHeartMedia Group and we may be required to reduce certain tax attributes, including NOLs, as a result of any cancellation of indebtedness income realized by the Debtors in connection with the iHeart Chapter 11 Cases.
The proposed Separation could result in significant tax liability to us.
The Radio Distribution by CCH and the Separation are intended to be taxable transactions. The gain or loss recognized with respect to these transactions will depend on, among other things, (a) the value and tax basis of the assets transferred in the Radio Distribution and the value and tax basis of our common stock on the effective date of the iHeartMedia Plan of Reorganization (the “Effective Date”) (such values will be determined by reference to, among other things, the trading value of the iHeartMedia equity and our common stock following the Effective Date); (b) complex modeling considerations under certain U.S. Department of Treasury regulations; (c) the amount of cancellation of indebtedness income realized in connection with the iHeart Chapter 11 Cases; and (d) the extent to which any so-called “excess loss accounts” (“ELAs”) are taken into account. The extent to which any related taxable gain or loss will result in any cash tax liabilities will depend on whether the tax attributes of the iHeartMedia Group, including the net operating losses (“NOLs”) of the iHeartMedia Group (including the Company and its subsidiaries), are sufficient to offset any net taxable gain attributable to the transactions.
Because certain of the factors that will determine whether these transactions will give rise to any cash tax liability cannot be known until the Effective Date, we cannot say with certainty whether any such cash tax liability will be owed. To the extent these transactions do give rise to any cash tax liability, us, iHeartCommunications, iHeartMedia, and various other entities would be jointly and severally liable for any such amounts. The parties intend that the allocation of such liabilities among the various members of the iHeartMedia Group and us will be addressed by a new tax matters agreement.
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
We may be more susceptible to adverse events if the Separation occurs.
We may be unable to achieve some or all of the benefits that we expect to achieve as an independent company in the time we expect, if at all. By separating from iHeartMedia, we may be more susceptible to market fluctuations and have less leverage with suppliers, and we may experience other adverse events. The completion of the Separation will also require significant amounts of our management’s time and effort, which may divert management’s attention from operating and growing our business.
We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent publicly-traded company, and we may experience increased costs after the proposed Separation.
iHeartMedia currently provides the Company with various corporate services. We are currently in discussions with iHeartMedia about the terms of a transition services agreement (the “Transition Services Agreement”) that we intend to enter into in connection with the proposed Separation.  The Transition Services Agreement is expected to provide that an affiliate of iHeartMedia will provide us with certain administrative and support services and other assistance, which we will utilize in the conduct of our business as such business was conducted prior to the Separation for a period of time following the Separation. Following the expiration of the Transition Services Agreement, we will need to provide internally or obtain from unaffiliated third parties the services the Company currently receives from iHeartMedia. We may be unable to replace these services in a timely manner or on terms and conditions as favorable as those the Company currently receives from iHeartMedia. We may be unable to successfully establish the infrastructure or implement the changes necessary to operate independently or may incur additional costs. If we fail to obtain the services necessary to operate effectively or if we incur greater costs in obtaining these services, our business, financial condition and results of operations may be adversely affected.
The proposed Separation may result in changes in our management team and the loss of other key employees.
Our business is dependent upon the performance of its management team and other key individuals. Five of our executive officers currently serve as executive officers of iHeartMedia, including our CEO and CFO who serve as the CEO and CFO, respectively. These executive officers have historically provided services to the Company pursuant to the Corporate Services Agreement, which will be terminated upon consummation of the proposed Separation. In connection with the Separation, we will need to identify replacements for these individuals or transition their responsibilities to others. Competition for these key individuals is intense. In addition, many of our key employees are at-will employees who are under no obligation to remain with us, and may decide to leave as a result of the uncertainty surrounding the Separation or for a variety of personal or other reasons beyond our control. If members of our management or key individuals decide to leave in the future, if we decide to make further changes to the composition of, or the roles and responsibilities of, these individuals, or if we are not successful in attracting, motivating and retaining other key employees, our business could be adversely affected.
Upon completion of the proposed Separation, the composition of our board of directors will be different than the current composition of our board of directors.
The iHeartMedia Plan of Reorganization provides that a committee, consisting of certain holders of interests and creditors in the iHeart Chapter 11 Cases (the “Board Selection Committee”) will interview and select individuals to be nominated and elected to serve on our board of directors following the proposed Separation. Our new board of directors may pursue different business plans and growth strategies that differ from our existing business plans and growth strategies. Any new business plans or growth strategies implemented by the new board of directors or any divergences from or alternations to existing business plans and strategies, if unsuccessful, may lead to material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships, and an adverse impact on operations and financial results.

Our historical financial information is not necessarily representative of the results we would have achieved as an independent public company and may not be a reliable indicator of our future results.
The historical financial information included or incorporated by reference in this offering circular does not necessarily reflect the results of operations and financial position we would have achieved as an independent public company not controlled by iHeartMedia during the periods presented, or those that we will achieve in the future.
Currently, the Company operates as part of iHeartMedia’s broader corporate organization, and subsidiaries of iHeartMedia perform various corporate functions for the Company. Our historical financial information reflects allocations of corporate expenses from iHeartMedia for these and similar functions. These allocations may not reflect the costs we will incur for similar services in the future as an independent publicly-traded company.
Our historical financial information does not reflect changes that we expect to experience in the future as a result of the proposed Separation from iHeartMedia, including changes in our capital structure, tax structure and new personnel needs. As part of iHeartMedia, we enjoyed certain benefits from iHeartMedia’s operating diversity, size and purchasing power and we will lose these benefits after the Separation. As an independent entity, we may be unable to purchase goods or services and technologies, such as insurance and health care benefits and computer software licenses, on terms as favorable to us as those we obtained as part of iHeartMedia prior to the Separation.
Following the proposed Separation, we will also be responsible for the additional costs associated with being an independent publicly-traded company, including costs related to corporate governance, investor and public relations and public reporting. In addition, certain costs incurred by subsidiaries of iHeartMedia, including executive oversight, accounting, treasury, tax, legal, human resources, occupancy, procurement, information technology and other shared services, have historically been allocated to the Company by iHeartMedia; but these allocations may not reflect the future level of these costs to us as we begin to provide these services ourselves. Therefore, our historical financial statements may not be indicative of our future performance as an independent publicly-traded company. We cannot assure you that our operating results will continue at a similar level when we are an independent publicly-traded company.
Some of our contracts contain provisions requiring the consent of third parties in connection with the proposed merger with CCH or the proposed Separation. If these consents are not obtained, we may be unable to enjoy the benefit of these contracts in the future.
Some of our contracts contain provisions that require the consent of certain third parties to the proposed merger with CCH or the Separation. Failure to obtain such consents on commercially reasonable and satisfactory terms may impair our entitlement to the benefit of these contracts in the future.
In the event the Separation is not completed, the trading price of our common stock and its future business and financial results may be negatively impacted.
The conditions to the completion of the Separation may not be satisfied, and the Separation may not be completed. If the Separation is not completed for any reason, we may be subject to a number of risks, including:
•the failure to consummate the iHeartMedia Plan of Reorganization, which failure will lead to continued uncertainty for us;
•the focus of iHeartMedia’s and the Company’s management having been diverted from seeking other potential opportunities without realizing any benefits of the Separation;
•negative reactions from their respective customers, suppliers, regulators and employees; and
•the price of our Class A common stock declining significantly from current market prices, to the extent that current market prices may reflect a market assumption that the Separation will be completed.
If the Separation is not completed, the risks described above may materialize and adversely affect our businesses, financial condition, financial results and stock price.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our purchases of shares of our Class A common stock made during the quarter ended September 30, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	—	$—	—	$—
August 1 through August 31	610	4.55	—	—
September 1 through September 30	3,530	5.95	—	—
Total	4,140	$5.74	—	$—

(1)
The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended September 30, 2018 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

November 8, 2018	/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and
Assistant Secretary