Form 10-K
period 2018-12-31
Clear Channel Outdoor Holdings, Inc.
filed 2019-03-05
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2018, or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to _________.
Commission File Number 001-32663
CLEAR CHANNEL OUTDOOR HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-0812139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20880 Stone Oak Parkway San Antonio, Texas	78258
(Address of principal executive offices)	(Zip Code)
(210) 822-2828
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class A Common Stock, $.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES [  ]  NO  [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  YES [ ]  NO [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  Large accelerated filer [  ] Accelerated filer [X] Non-accelerated filer [ ] Smaller reporting company [  ] Emerging growth company [  ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or reviews financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]
As of June 30, 2018, the aggregate market value of the common stock beneficially held by non-affiliates of the registrant was approximately $199.7 million based on the closing sales price of the Class A common stock as reported on the New York Stock Exchange.
On February 28, 2019, there were 50,583,199 outstanding shares of Class A common stock (excluding 1,108,538 shares held in treasury) and 315,000,000 outstanding shares of Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference from a Form 10-K/A to be filed with the Securities and Exchange Commission.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I
ITEM 1.  BUSINESS
The Company
Clear Channel Outdoor Holdings, Inc. (the “Company,” "we" or "us"), a Delaware corporation, is one of the world's largest outdoor advertising companies, providing clients with advertising opportunities through billboards, street furniture displays, transit displays and other out-of-home advertising displays. Through our extensive display inventory and technology-based enhancements we have the ability to deliver innovative, effective marketing campaigns for advertising partners globally.
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
On November 11, 2005, we became a publicly traded company through an initial public offering, or IPO, in which we sold 10%, or 35.0 million shares, of our Class A common stock.  Prior to our IPO, we were an indirect wholly-owned subsidiary of iHeartCommunications.  As of December 31, 2018, iHeartCommunications, through its subsidiaries, owned all of our outstanding shares of Class B common stock and 10,726,917 shares of our Class A common stock, collectively representing approximately 89.1% of the outstanding shares of our common stock and approximately 99% of the total voting power of our common stock.
On July 30, 2008, iHeartCommunications completed its merger with a subsidiary of CC Media Holdings, Inc., now iHeartMedia, Inc. (“iHeartMedia”), a company formed by a group of private equity funds sponsored by Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P.  iHeartCommunications is now owned indirectly by iHeartMedia.
Our corporate headquarters are in San Antonio, Texas and we have executive offices in New York, New York. Our headquarters are located at 20880 Stone Oak Parkway, San Antonio, Texas 78258 (telephone: (210) 822-2828).

The iHeart Chapter 11 Cases and the Separation

On March 14, 2018, iHeartMedia, the indirect parent of the Company, and certain of its subsidiaries, including iHeartCommunications (collectively, the “Debtors”), filed voluntary petitions for reorganization (the “iHeart Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). The Company and its direct and indirect subsidiaries did not file voluntary petitions for relief under the Bankruptcy Code and are not Debtors in the iHeart Chapter 11 Cases.
The iHeart Chapter 11 Cases are being jointly administered under the caption In re: iHeartMedia, Inc. et al., Case No. 18-31274 (MI). The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. iHeartMedia’s modified fifth amended Plan of Reorganization (the “iHeart Plan of Reorganization”) was confirmed by the Bankruptcy Court on January 22, 2019. The iHeart Plan of Reorganization contemplates a restructuring of the Debtors whereby our business is proposed to be separated from iHeartCommunications upon consummation of the iHeart Plan of Reorganization and the conclusion of the iHeart Chapter 11 Cases (the “Separation”). Effectiveness of the iHeart Plan of Reorganization and consummation of the Separation is subject to certain conditions, including the receipt of certain governmental approvals. Although the timing of when and if all such conditions will be satisfied or otherwise waived is inherently uncertain, iHeartMedia currently anticipates the iHeart Plan of Reorganization will become effective and iHeartMedia will emerge from Chapter 11 during the second quarter of 2019.
Our board of directors established a special committee consisting of our independent directors (the “Special Committee”) to consider, review and negotiate certain transactions between iHeartCommunications and us in connection with the iHeart Chapter 11 Cases.

The Settlement Agreement

On December 16, 2018, in connection with the iHeart Chapter 11 Cases, the Company, GAMCO Asset Management Inc. (“GAMCO”), Norfolk County Retirement System (“Norfolk”), Bain Capital Partners, LLC, Bain Capital LP and Thomas H. Lee Partners, L.P. (together, the “Sponsor Entities”), the Debtors, the members of the Company’s board of directors and the members of the Special Committee (the “Delaware Settlement Parties”), through their respective counsel, entered into a settlement agreement (the “Settlement Agreement”) that embodies the terms of (i) a global settlement of all direct or derivative claims brought by or on behalf of GAMCO and Norfolk, both individually and on behalf of the putative class of public shareholders of the Company, against certain members of the Company's board of directors, the Sponsor Entities, iHeartCommunications, iHeartMedia, the Company and the Debtors in connection with the iHeart Chapter 11 Cases and (ii) the Separation in accordance with the iHeart Plan of Reorganization.

The Settlement Agreement contemplates that in connection with the Separation (i) the cash sweep arrangement under the Corporate Services Agreement between the Company and iHeartCommunications will terminate, (ii) any agreements or licenses requiring royalty payments to the Debtors by the Company for trademarks or other intellectual property will terminate, which aggregated to $38.6 million for the year ended December 31, 2018, and (iii) a new transition services agreement will supersede and replace the existing Corporate Services Agreement. In exchange, the Debtors agreed to waive (i) the set-off for the value of the intellectual property transferred, including royalties incurred through December 31, 2018, which aggregated to $31.8 million on a post-petition basis through December 31, 2018 and (ii) the repayment of the post-petition intercompany balance outstanding in favor of the Debtors as of December 31, 2018, which was equal to $21.6 million as of December 31, 2018. These waivers would have resulted in a net payment to us of $10.2 million if paid on December 31, 2018. In addition, the Settlement Agreement provides that after the Separation, (i) iHeartCommunications will provide an unsecured revolving line of credit in an aggregate amount not to exceed $200 million to the Company (the “iHeart Line of Credit”) for a period of no more than three years following the effective date of the iHeart Plan of Reorganization, (ii) iHeartMedia will indemnify the Company for 50% of certain tax liabilities imposed on the Company in connection with the Separation on or prior to the third anniversary of the Separation in excess of $5.0 million, with iHeartMedia’s aggregate liability limited to $15.0 million, and (iii) iHeartMedia will reimburse the Company for one-third of potential costs relating to certain agreements between the Company and third parties in excess of $10.0 million up to the first $35.0 million of such costs such that iHeartMedia will not bear more than $8.33 million of such costs. The parties agreed that the Company will recover 14.44%, or approximately $149.0 million, in cash on its allowed claim of $1,031.7 million under the intercompany note owed by iHeartCommunications to the Company (the “Due from iHeartCommunications Note”), and to mutual releases, including a release of all claims that have been asserted, could have been asserted or ever could be asserted with respect to the iHeart Chapter 11 Cases and the actions brought by or on behalf of GAMCO and Norfolk, both individually and on behalf of the putative class of public shareholders of the Company.
The Separation
The Separation will be effected with the merger (the “Merger”) of the Company with and into Clear Channel Holdings, Inc. (“CCH”), a Debtor subsidiary of iHeartMedia and the direct parent of the Company, with CCH being the surviving corporation, which will be renamed “Clear Channel Outdoor Holdings, Inc.” Before the Merger, CCH will transfer all of its subsidiaries that operate the iHeartMedia radio businesses to a newly formed subsidiary of CCH and distribute the common stock of that subsidiary to iHeartCommunications (the “Radio Distribution”), all of our shares of Class A Common Stock and Class B Common Stock held by any subsidiary of CCH will be transferred to CCH and all outstanding shares of our Class B Common Stock will be converted into our Class A Common Stock pursuant to the provisions of our certificate of incorporation. In the Merger our shares of Class A Common Stock (other than shares of Class A Common Stock held by CCH or any direct or indirect wholly-owned subsidiary of CCH) will be converted into an equal number of shares of common stock of the new Clear Channel Outdoor Holdings, Inc. (“New CCOH Common Stock”). The shares of Class A Common Stock held by CCH and its subsidiaries will be canceled and retired, and no shares of New CCOH Common Stock will be exchanged for such shares. The outstanding shares of CCH immediately before the Merger will convert into a number of shares of New CCOH Common Stock equal to the number of shares of our common stock held by CCH immediately before the Merger. As a result, immediately after the Merger, we will have a single class of common stock, the pre-Merger Class A common stockholders (other than CCH and its subsidiaries) will own the same percentage of our capital stock that they owned immediately before the Merger and all of the remaining 325,726,917 outstanding shares of New CCOH Common Stock will be held by iHeartCommunications. The New CCOH Common Stock held by iHeartCommunications will be transferred by iHeartCommunications to certain holders of claims under the iHeart Plan of Reorganization. CCH intends to apply to list the New CCOH Common Stock on the New York Stock Exchange under the symbol “CCO” prior to the effective date of the Merger.
The iHeart Plan of Reorganization also contemplates the issuance of preferred stock (the “CCOH Preferred Stock”) in connection with the Separation to one or more third party purchasers. The proceeds of the CCOH Preferred Stock may be used as a source of liquidity for the Company. The terms of the CCOH Preferred Stock have yet to be fully negotiated and remain subject to approval by the parties. It is expected, however, that an aggregate amount of $45 million in CCOH Preferred Stock will be issued. It is expected that each share of CCOH Preferred Stock will have a liquidation preference equal to $1,000 per share, plus accumulated and unpaid dividends and holders will be entitled to receive such liquidation preference before any distributions on or redemptions of any junior securities are made in connection with any liquidation. Dividends on the CCOH Preferred Stock are expected to begin to accrue and compound quarterly, cumulative from the date of original issuance. We may issue the CCOH Preferred stock before the Merger but the CCOH Preferred Stock will become preferred stock of the new Clear Channel Outdoor Holdings, Inc.
Our Business

We have two reportable business segments, Americas outdoor advertising (“Americas”) and International outdoor advertising (“International”), which represented 44% and 56% of our 2018 revenue, respectively. Our Americas segment consists of operations primarily in the United States and our International segment consists of operations primarily in Europe, Asia and Latin America.
Americas Outdoor Advertising
We are one of the largest outdoor advertising companies in the United States.  As of December 31, 2018, we owned or operated approximately 79,000 display structures in the United States with operations in 44 of the 50 largest markets, including all of the 20 largest markets.
Our Americas assets consist of printed and digital billboards, transit displays, including airports, street furniture and wallscapes and other spectaculars. Our Americas business is focused on metropolitan areas with dense populations.
Strategy
We seek to capitalize on our Americas network and diversified product mix to maximize revenue. Our strategy focuses on leveraging our diversified product mix and long-standing presence in our existing markets as well as pursuing the technology of digital displays, which provides us with the ability to launch new products and test new initiatives in a reliable and cost-effective manner.
Promote Outdoor Media Spending.  Given the attractive industry fundamentals of outdoor media and our depth and breadth of relationships with our advertisers, we believe we can drive outdoor advertising's share of total media spending by using our dedicated sales team to highlight the value of outdoor advertising relative to other media.  We have made and continue to make significant investments in research tools like CCO RADAR with mobile insights from third-party providers. The CCO RADAR suite of out-of-home industry-first solutions applies aggregated and anonymized mobile insights to advertising campaign planning, amplification and attribution. Armed with these insights, CCO RADAR helps brands reach desired audiences, reengage those exposed to out-of-home printed and digital displays across other media platforms and measure what happens after exposure to optimize campaign delivery. Through RADARview, Americas is bringing mobile location data insights online, allowing advertisers to explore Americas’ media as mapped to audience behaviors, demos and location. In addition, Americas is experimenting with integrated social and mobile campaigns and Augmented Reality as supplements to its core medium.
Differentiate through Innovation, Sales and Services. Over the last several years, we have developed and hired talent who are helping to redefine how outdoor media is bought and sold. We are working closely with clients, advertising agencies and other diversified media companies to develop more sophisticated approaches to delivering the right audience in the right location at the right time. One example is our programmatic effort to sell digital billboard advertisements using automated advertisement sales technology to introduce ease and efficiency to the out-of-home ad sales process and enable better targeting of digital billboard advertising. Another is our Proposal Team, which provides proposal preparation and marketing support for our key multi-market sales efforts. A third area is our proof of performance delivery platform that is leading the industry in providing transparency when the ad is delivered, accessible via API to allow partners to pull proof of performance information into whatever system they choose.
Capital allocation. A core element of Americas capital allocation strategy focuses on the digitization of its network. Americas long-term strategy for its outdoor advertising businesses includes pursuing the technology of digital displays, including flat screens, LCDs and LEDs, as additions to traditional methods of displaying clients’ advertisements. Digital advertising provides significant advantages over traditional outdoor media. Our electronic displays are linked through centralized systems to simultaneously and rapidly change advertising copy on a large number of displays, allowing us to sell more advertising opportunities to advertisers. The ability to change copy by time of day and quickly change messaging based on advertisers’ needs creates additional flexibility for our customers. Digital displays allow for high-frequency, 24-hour advertising changes in high-traffic locations and allow us to offer our clients optimal flexibility, distribution, circulation and visibility.

Capitalize on Product and Geographic Opportunities. In the United States, Americas has operations in 44 of the top 50 largest markets, including all of the 20 largest markets. However, Americas is focused on growing their relevance to its advertising customers by continuously optimizing its portfolio and targeting investments in its existing markets or expanding to new markets.
Sources of Revenue
Americas generated 44%, 45% and 44% of our revenue in 2018, 2017 and 2016, respectively.  Americas revenue is derived from the sale of advertising copy placed on our printed and digital displays.  Our display inventory consists primarily of billboards, transit displays and street furniture.  The margins on our billboard contracts, including those related to digital billboards, tend to be higher than those on contracts for other displays, due to their greater size, impact and location along major roadways that are highly trafficked.  Billboards comprise approximately two-thirds of our display revenues.  The following table shows the approximate percentage of revenue derived from each category for our Americas inventory:

	Year Ended December 31,
	2018	2017	2016
Billboards:
Bulletins	61%	60%	60%
Posters	11%	11%	11%
Transit displays	16%	17%	17%
Street furniture displays	4%	4%	4%
Spectaculars/wallscapes	4%	4%	4%
Other	4%	4%	4%
Total	100%	100%	100%
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

•
Bulletins.   Bulletins vary in size, with the most common size being 14 feet high by 48 feet wide.  Digital bulletins display static messages that resemble standard printed bulletins when viewed, but also allow advertisers to change messages throughout the course of a day and may display advertisements for multiple customers.  Our digital displays are linked through centralized systems to instantaneously and simultaneously change advertising copy as needed.  Because of their greater size, impact and high-frequency advertising changes, we typically receive our highest rates for digital bulletins.  Almost all of the advertising copy displayed on printed bulletins is computer printed on vinyl and transported to the bulletin where it is secured to the display surface.  Bulletins generally are located along major expressways, primary commuting routes and main intersections that are highly visible and heavily trafficked.  Our clients may contract for individual bulletins or a network of bulletins, meaning the clients’ advertisements are rotated among bulletins to increase the reach of the campaign.  Our client contracts for bulletins, either printed or digital, generally have terms ranging from four weeks to one year.

•
Posters.   Printed posters can vary in size, but are commonly approximately 11 feet high by 23 feet wide, and the printed junior posters are approximately 5 feet high by 11 feet wide.  Digital posters are available in addition to the traditional poster-size and junior poster-size.  Similar to digital bulletins, digital posters display static messages that resemble standard printed posters when viewed and are linked through centralized computer systems to instantaneously and simultaneously change messages throughout the course of a day.  Advertising copy for printed posters is digitally printed on a single piece of polyethylene material that is then transported and secured to the poster surfaces.  Posters generally are located in commercial areas on primary and secondary routes near point-of-purchase locations, facilitating advertising campaigns with greater demographic targeting than those displayed on bulletins.  Our poster rates typically are less than our bulletin rates, and our client contracts for posters generally have terms ranging from four weeks to one year.  Premiere displays, which consist of premiere panels and squares, are innovative hybrids between bulletins and posters that we developed to provide our clients with an alternative for their targeted marketing campaigns.  The premiere displays use one or more poster panels, but with vinyl advertising stretched over the panels similar to bulletins.  Our intent is to combine the creative impact of bulletins with the additional reach and frequency of posters.
Transit Displays
Our transit displays are advertising surfaces on various types of vehicles or within transit systems, including on the interior and exterior sides of buses, trains, trams, and within the common areas of rail stations and airports, and are available in both printed and digital formats.  Similar to street furniture, contracts for the right to place our displays on such vehicles or within such transit systems and to sell advertising space on them generally are awarded by municipal and public transit authorities in competitive bidding processes governed by local law or are negotiated with private transit operators.  As compensation for the right to sell advertising space on transit displays, we pay the municipality or transit authority a fee or revenue share that is either a fixed amount or a percentage of the revenue derived from the transit displays. Typically, these revenue sharing arrangements include payments by us of minimum guaranteed amounts. Generally, these contracts have terms ranging from five to ten years.  Our client contracts for transit displays generally have terms ranging from four weeks to one year, or longer.
Street Furniture Displays
Our street furniture displays include advertising surfaces on bus shelters, information kiosks, freestanding units and other public structures, are available in both printed and digital formats, and are primarily located in major metropolitan areas and along major commuting routes.  Generally, we are responsible for the construction and maintenance of street furniture structures.  Contracts for the right to place our street furniture displays in the public domain and sell advertising space on them are awarded by municipal and transit authorities in competitive bidding processes governed by local law.  Generally, these contracts have terms ranging from 10 to 20 years.  As compensation for the right to sell advertising space on our street furniture structures, we pay the municipality or transit authority a fee or revenue share that is either a fixed amount or a percentage of the revenue derived from the street furniture displays.  Typically, these revenue sharing arrangements include payments by us of minimum guaranteed amounts.  Client contracts for street furniture displays typically have terms ranging from four weeks to one year and are typically for network packages of multiple street furniture displays.
Other Displays
The balance of our display inventory consists of spectaculars and wallscapes.  Spectaculars are customized display structures that often incorporate video, multidimensional lettering and figures, mechanical devices and moving parts and other embellishments to create special effects.  The majority of our spectaculars are located in Los Angeles, San Francisco and New York City's Times Square.  Client contracts for spectaculars typically have terms of one year or longer.  A wallscape is a display that drapes over or is suspended from the sides of buildings or other structures.  Generally, wallscapes are located in high-profile areas where other types of outdoor advertising displays are limited or unavailable.  Clients typically contract for individual wallscapes for four weeks to one year.
Advertising Inventory and Markets
As of December 31, 2018, we owned or operated approximately 79,000 display structures in our Americas segment with operations in 44 of the 50 largest markets in the United States, including all of the 20 largest markets.  Therefore, no one property is material to our overall operations.  We believe that our properties are in good condition and suitable for our operations.
Our displays are located on land we own, lease or for which we have acquired permanent easements or executed long-term management agreements.  The majority of the advertising structures on which our displays are mounted require permits.  Permits are granted for the right to operate an advertising structure as long as the structure is used in compliance with state and local laws and regulations.
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
Client Categories
In 2018, the top five client categories in our Americas outdoor segment were business services, retail, media, healthcare/medical and banking/financial services.
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
International Outdoor Advertising
Our International segment includes our operations in Europe, Asia and Latin America. As of December 31, 2018, we owned or operated more than 380,000 displays across 22 countries.
Our International assets consist of street furniture, billboards, transit displays, retail displays, public bike programs and other spectaculars, which we own or operate under lease or license agreements.  Our International business is focused on densely-populated metropolitan areas.
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
Promote Overall Outdoor Media Spending.  Our strategy is to promote growth in outdoor advertising’s share of total media spending by demonstrating the strength of our medium.  We believe that outdoor advertising is strongly positioned to compete with other media, in particular traditional content-based media such as press, TV, radio and magazines, whose audiences are fragmenting to online sources of that content, as well as competing with internet media channels. As part of our effort to promote growth in outdoor advertising’s share of total media, we are focusing on developing and implementing improved outdoor audience delivery measurement systems (such as our C.A.S.T. system in France) to provide advertisers with tools to plan their campaigns and determine how effectively their message is reaching the desired audience.
Differentiate on Sales and Marketing. For over five years, we have spent time and resources building commercial capabilities through a company-wide sales force effectiveness program and an upgrade in our sales and marketing talent. These capabilities allow us to build and nurture relationships with our clients and their agencies as well as to offer packages and products that meet our clients’ advertising needs. Going forward, areas of focus include pricing, packaging and programmatic selling; in particular pricing and packaging models that leverage the capabilities and benefits of digital display networks. Expanding our proprietary programmatic platform, which enables marketers to buy our out-of-home inventory in audience-based packages, giving them the ability to manage their campaigns on a self-service basis.
Capital Allocation. A core element of our capital allocation strategy focuses on the digitization of our network. Our digital displays are a dynamic medium, which enables our customers to engage in real-time, tactical, topical and flexible advertising. We will continue our focused and dedicated digital strategy and remain committed to the development of digital out-of-home communication solutions. Through our digital brands, including Clear Channel Play and Adshel Live, we are able to offer networks of digital displays in multiple formats and multiple environments including bus shelters, billboards, airports, transit, malls and flagship locations. Part of our long-term strategy is to pursue the diversification of our product offering by introducing technologies, such as beacons, small cells, wayfinding stations and provision of Wi-Fi in our street furniture network, as additions to traditional methods of displaying our clients’ advertisements.
Capitalize on Product and Geographic Opportunities.  We are also focused on growing our relevance to our advertising customers by continuously optimizing our display portfolio and targeting investments in promising market segments. We have continued to innovate and introduce new products in our markets—such as the digital telephone kiosks in the United Kingdom (the "U.K."). Our street furniture business generates the largest portion of our revenue and that is where we plan to focus much of our investment. We plan to continue to evaluate municipal contracts that may come up for bid and will make prudent investments where we believe we can generate attractive returns.
Sources of Revenue
Our International segment generated 56%, 55% and 56% of our revenue in 2018, 2017 and 2016, respectively.  Our International display inventory consists primarily of street furniture displays, billboards, transit displays and other out-of-home advertising displays. The following table shows the approximate percentage of revenue derived from each inventory category of our International segment:

	Year Ended December 31,
	2018	2017	2016
Street furniture displays	52%	51%	52%
Billboards	18%	20%	20%
Transit displays	11%	10%	9%
Other (1)	19%	19%	19%
Total	100%	100%	100%

(1)
Includes advertising revenue from retail displays, other small displays, and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services, operation of public bike programs and production revenue.

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

•
Premium. Digital premium billboards allow advertisers to dynamically change messages throughout the course of a day to more effectively target and engage audiences in key locations and may display advertisements for multiple customers. Our electronic displays are linked through centralized computer systems to instantaneously and simultaneously change messages throughout the course of a day. Because of their greater size, impact, high frequency and 24-hour advertising changes, digital premium billboards typically deliver our highest rates. Almost all of the advertising copy displayed on printed premium billboards is digitally-printed and transported to the billboard where it is secured to the display surface. Premium billboards generally are located along major expressways, primary commuting routes and main intersections that are highly visible and heavily trafficked. Our clients may contract for individual billboards or a network of billboards.

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
Retail Displays
Our retail displays are mainly standalone advertising structures in or in close proximity to retail outlets such as malls and supermarkets. The right to place our displays in these locations and to sell advertising space on them generally is awarded by retail outlet operators such as large retailers or mall operators either through private tenders or bilateral negotiations. Upfront investment and ongoing maintenance costs vary across contracts. Contracts with mall operators and retailers generally have terms ranging from three to ten years. Our client contracts for retail displays, either printed or digital, generally have terms ranging from one week to two weeks. Due to its dynamic and real time delivery capabilities, digital retail displays can be sold flexibly, allowing advertisers to buy solutions on a ‘play and impact’ audience-based model to reach and engage their audiences with dynamic, contextually relevant and targeted messages.

Other International Displays and Services
The balance of our revenue from our International segment consists primarily of advertising revenue from other small displays and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services, and production and creative services revenue.  Our International inventory includes other small displays that are counted as separate displays since they form a substantial part of our network and International outdoor advertising revenue.  We also have a public bicycle rental program which provides bicycles for rent to the general public in several municipalities.  In exchange for operating these bike rental programs, we generally derive revenue from advertising rights to the bikes, bike stations, additional street furniture displays and/or a share of rental income from the local municipalities.  In several of our International markets, we sell equipment or provide cleaning and maintenance services as part of street furniture contracts with municipalities.
Advertising Inventory and Markets
As of December 31, 2018, we owned or operated more than 380,000 displays in our International segment, with operations across 22 countries.  Our International display count includes display faces, which may include multiple faces on a single structure, as well as small, individual displays.  As a result, our International display count is not comparable to our Americas display count, which includes only unique displays.  No one property is significant to our overall operations.  We believe that our properties are in good condition and suitable for our operations.
Production
The majority of our International clients are advertisers targeting national or regional audiences whose business generally is placed with us through media or advertising agencies. These agencies often provide to our International clients creative services to design and produce the advertising copy, which is delivered to us either in digital format or in the traditional format of physical printed advertisements. For digital advertising campaigns, the digital advertisement is received by our content management system and is then distributed to our digital displays. For traditional advertising campaigns, the printed advertisement - whether in paper or vinyl - is shipped to centralized warehouses operated by us or third parties. The copy is then sorted and delivered to sites where it is installed on our displays.
Construction and Operation
The International manufacturing process largely consists of two elements: the manufacture and installation of advertising structures and the weekly preparation of advertising posters for distribution throughout our networks. We generally outsource the manufacturing of advertising structures to third parties and regularly seek competitive bids. We use a wide range of suppliers located in many of our markets, although much of our inventory is manufactured in China and the U.K. The design of street furniture structures (such as bus shelters, bicycle racks and kiosks) is typically done in conjunction with a third party supplier. Our street furniture sites are posted by our own employees or subcontractors who also clean and maintain the sites. The decision to use our own employees or subcontractors is made on a market-by-market basis taking into consideration the mix of products in the market and local labor costs. Digital displays generally use LCD or LED technology. The manufacture and installation process is generally the same as for traditional sites, however, specialist suppliers are used to supply the LED tiles or LCD screen displays, and there may be additional factors, such as electrical supply and network connectivity, involved during design and construction.
Client Categories
In 2018, the top five client categories in our International segment were retail, telecommunications, Internet/E-Commerce, food/food products and entertainment.
Competition
The international outdoor advertising industry is highly competitive, consisting of several large companies involved in outdoor advertising, such as JCDecaux SA and Global Media & Entertainment (who recently acquired ExterionMedia (UK) Limited), as well as numerous smaller and local companies operating a limited number of displays in a single market or a few local markets.  We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, online, mobile and other forms of advertisement.  Outdoor companies compete primarily based on ability to reach consumers, which is driven by location of the display.
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
Employees
As of December 31, 2018, we had approximately 1,500 domestic employees and approximately 4,300 international employees, of which approximately 5,000 were in direct operations and 800 were in administrative or corporate related activities. Approximately 100 of our employees are subject to collective bargaining agreements in their respective countries. We are a party to numerous collective bargaining agreements, none of which represent a significant number of employees.  We believe that our relationship with our employees is good.
Seasonality
Required information is located within Item 7 of Part II of this Annual Report on Form 10-K.
Outdoor Industry
We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, mobile, social media, online and other forms of advertisement. Because we do not use content to attract audiences, we believe we are not subject to the same headwinds as many other media. According to data published by Magna Global, since the emergence of the internet in the late 1990s, online advertising has gained market share from traditional content-based mediums. Initially, online advertising gained market share mostly from newspapers and magazines, but more recently it has also gained market share from television in some markets, as the internet has begun to provide alternative sources of content. We believe the outdoor advertising industry is relatively distinct because it does not rely on content, such as news, television shows or editorials, to attract an audience and then interrupt that content with advertising messages. According to data published by Magna Global, throughout the internet-driven transformation of the advertising ecosystem, outdoor advertising has been relatively immune to fragmentation of audiences, maintaining its share of the market. We anticipate that, while the proliferation of content and distribution models will continue to fragment content-based media audiences, outdoor advertising’s distinct model will remain relatively immune to this trend. According to Magna Global, outdoor advertising’s compounded annual growth rate is expected to be 2.8% between 2019 and 2023.
Outdoor advertising’s share of the advertising market varies by country based on a number of factors, including regulation, sophistication, sociocultural aspects and historic media buying trends. Historically, outdoor advertising has had a larger market share in Western Europe (approximately 8% of the media mix, excluding search advertising, according to Magna Global) than in the United States (approximately 5%, excluding search advertising, according to Magna Global). We believe this is the result of the more urban nature of the outdoor advertising market in Europe.
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
From time to time, legislation has been introduced in both the United States and foreign jurisdictions attempting to impose taxes on revenue from outdoor advertising or for the right to use outdoor advertising assets or for the privilege of engaging in the outdoor advertising business. Several jurisdictions have imposed such taxes as a percentage of our outdoor advertising revenue generated in that jurisdiction or based on the size the billboard and type of display technology.  In addition, some jurisdictions have taxed our personal property and leasehold interests in advertising locations using various valuation methodologies.  We expect U.S. and foreign jurisdictions to continue to try to impose such taxes as a way of increasing revenue.  In recent years, outdoor advertising also has become the subject of targeted taxes and fees.  These laws may affect prevailing competitive conditions in our markets in a variety of ways.  Such laws may reduce our expansion opportunities or may increase or reduce competitive pressure from other members of the outdoor advertising industry.  No assurance can be given that existing or future laws or regulations, and the enforcement thereof, will not materially and adversely affect the outdoor advertising industry.  However, we contest laws and regulations that we believe unlawfully restrict our constitutional or other legal rights and may adversely impact the growth of our outdoor advertising business.
In the United States, federal law, principally the Highway Beautification Act (“HBA”), regulates outdoor advertising on Federal-Aid Primary, Interstate and National Highway Systems roads within the United States (“controlled roads”). The HBA regulates the size and placement of billboards, requires the development of state standards, mandates a state’s compliance program, promotes the expeditious removal of illegal signs and requires just compensation for takings on controlled roads.
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
U.S. federal law neither requires nor prohibits the removal of existing lawful billboards, but it does mandate the payment of compensation if a state or other government agency or entity compels the removal of a lawful billboard along the controlled roads.  In the past, state governments have purchased and removed existing lawful billboards for beautification purposes using federal funding for transportation enhancement programs, and these jurisdictions may continue to do so in the future. From time to time, state and local government authorities use the power of eminent domain and amortization to remove billboards.  Amortization is the required removal of legal non-conforming billboards (billboards which conformed with applicable laws and regulations when built, but which do not conform to current laws and regulations) or the commercial advertising placed on such billboards after a period of years. Pursuant to this concept, the governmental body asserts that just compensation is earned by continued operation of the billboard over that period of time. Although amortization is prohibited along all controlled roads, amortization has been upheld along non-controlled roads in limited instances where permitted by state and local law. Thus far, we have been able to obtain satisfactory compensation for, or relocation of, our billboards purchased or removed as a result of these types of governmental action, although there is no assurance that this will continue to be the case in the future.
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
Privacy and Data Protection
We obtain certain types of information from users of our technology platforms, including, without limitation, our websites, web pages, interactive features, applications, social media pages, and mobile application (“Platforms”), in accordance with the privacy policies and terms of use posted on the applicable Platform.  In addition, we obtain anonymous and aggregated audience behavior information from third-party data providers who represent to us that they are compliant with applicable laws. We use and share this information for a variety of business purposes. In addition, we collect personally identifiable information from our employees, from users of our public bike services, from our business partners and from consumers who interact with our digital panels, including the use of behavioral analysis software.
We are subject to a number of federal, state, local and foreign laws and regulations relating to consumer protection, information security, data protection and privacy.  Many of these laws and regulations are still evolving (such as the new California Consumer Privacy Act) and could be interpreted in ways that could harm our business or limit the services we are able to offer.  In the area of information security and data protection, the laws in several states in the United States and most other countries require companies to implement specific information security controls and legal protections to protect certain types of personally identifiable information.  Likewise, most states in the United States and most other countries have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their personally identifiable information.  Any failure on our part to comply with these laws may subject us to significant liabilities.
We regularly review and implement commercially reasonable organizational and technical security measures that are designed to protect against the loss, misuse, and alteration of our employees’, clients’ and consumers’ personally identifiable information and to protect our proprietary business information.  In Europe, we have appointed a Chief Data Protection Officer with respect to our European outdoor businesses and are implementing a comprehensive legal and information security-led approach to compliance with the new European Union ("E.U.")-wide General Data Protection Regulation (the “GDPR”) in line with our obligations and our risk profile. Despite our best efforts, no security measures are perfect or impenetrable.  Any failure or perceived failure by us to protect our information or information about our employees, clients and consumers or to comply with our policies or applicable regulatory requirements could result in damage to our business and loss of confidence in us, damage to our brands, the loss of users of our services, consumers, business partners and advertisers, as well as proceedings against us by governmental authorities or others, which could harm our business.
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
The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.
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
To service our debt obligations and to fund our operations and our capital expenditures, we require a significant amount of cash to meet our needs, which depends on many factors beyond our control

Our ability to service our debt obligations and to fund our operations and our capital expenditures for display construction, renovation or maintenance requires a significant amount of cash. Our primary sources of liquidity are currently cash on hand, cash flow from operations, the intercompany arrangements provided for in the cash management order approved in the iHeart Chapter 11 Cases and our receivables-based credit facility. Following the Separation, the intercompany arrangements with iHeartCommunications will cease, and we expect to have the iHeart Line of Credit and the proceeds from the issuance of the CCOH Preferred Stock as sources of liquidity.

Our primary uses of liquidity are for our working capital, capital expenditure, debt service and other funding requirements. A substantial amount of our cash requirements are for debt service obligations. During 2018, we spent $375.5 million of cash on interest on our debt. We anticipate having approximately $346.3 million of cash interest payment obligations in 2019. Our significant interest payment obligations reduce our financial flexibility, make us more vulnerable to changes in operating performance and economic downturns generally, reduce our liquidity over time and could negatively affect our ability to obtain additional financing in the future.

Our ability to fund our working capital, capital expenditures, debt service and other obligations depends on our future operating performance and cash from operations and our ability to manage our liquidity following the Separation, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control. In addition, the purchase price of possible acquisitions, capital expenditures for deployment of digital billboards and/or other strategic initiatives could require additional indebtedness or equity financing. Historically, our cash management arrangement with iHeartCommunications has been our only committed external source of liquidity. Following the Separation, we will be dependent upon our ability to generate cash or obtain additional financing to meet our liquidity needs. If we are unable to obtain adequate financial support following the Separation, we will likely need to obtain additional financing from banks or other lenders, or through public offerings or private placements of debt or equity, strategic relationships or other arrangements, or from a combination of these sources. There can be no assurance that financing alternatives will be available to us in sufficient amounts or on terms acceptable to us in the future due to market conditions, our financial condition, our liquidity constraints, our lack of history operating as a company independent from iHeartCommunications or other factors, many of which are beyond our control. Even if financing alternatives are available to us, we may not find them suitable or at comparable interest rates to the indebtedness being refinanced, and our annual cash interest payment obligations could increase further. In addition, the terms of our existing or future debt agreements may restrict us from securing financing on terms that are available to us at that time. Consequently, there can be no assurance that such financing, if permitted under the terms of our financing agreements, will be available on terms acceptable to us or at all. The inability to obtain additional financing in such circumstances could have a material adverse effect on our financial condition and on our ability to meet our obligations or pursue strategic initiatives. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.

In addition to the need to refinance our various indebtedness at or before maturity, if we are unable to generate sufficient cash through our operations, we could face substantial liquidity problems, which could have a material adverse effect on our financial condition, on our ability to meet our obligations and on the value of our company following the Separation.

We face intense competition in the outdoor advertising business

We operate in a highly competitive industry, and we may not be able to maintain or increase our current advertising revenues.  We compete for advertising revenue with other outdoor advertising businesses, as well as with other media, such as radio, newspapers, magazines, television, direct mail, mobile devices, satellite radio and Internet-based services, within their respective markets.  Market shares are subject to change for various reasons including through consolidation of our competitors through processes such as mergers and acquisitions, which could have the effect of reducing our revenue in a specific market.  Our competitors may develop technology, services or advertising media that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve.  It also is possible that new competitors may emerge and rapidly acquire significant market share in any of our business segments.  The advertiser/agency ecosystem is diverse and dynamic, with advertiser/agency relationships subject to change. This could have an adverse effect on us if an advertiser client shifts its relationship to an agency with whom we do not have as good a relationship. An increased level of competition for advertising dollars may lead to lower advertising rates as we attempt to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match.
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
Our competitors, individually or through relationships with third parties, may be able to provide different or greater capabilities or prices or benefits than we can provide. In the past we have not been, and most likely in the future will not be, awarded all of the contracts on which we bid. The success of our business also depends generally on our ability to obtain and renew contracts with private landlords. There can be no assurance that we will win any particular bid, be able to renew existing contracts (on the same or better terms, or at all) or be able to replace any revenue lost upon expiration or completion of a contract. Our inability to renew existing contracts may also result in significant expenses from the removal of our displays. Furthermore, if and when we do obtain a contract, we are generally required to incur significant start-up expenses. The costs of bidding on contracts and the start-up costs associated with new contracts we may obtain may significantly reduce our cash flow and liquidity.

This competitive bidding process presents a number of risks, including the following:

▪	we expend substantial cost and managerial time and effort to prepare bids and proposals for contracts that we may not win;

▪
we may be unable to estimate accurately the revenue derived from and the resources and cost structure that will be required to service any contract we win or anticipate changes in the operating environment on which our financial proposal was based; and

▪
we may encounter expenses and delays if our competitors challenge awards of contracts to us in competitive bidding, and any such challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract.

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
In addition, on June 23, 2016, the U.K. held a referendum in which voters approved an exit of the U.K. from the E.U., commonly referred to as "Brexit". International outdoor is currently headquartered in the U.K. and transacts business in many key European markets. The U.K. is currently negotiating the terms of its exit from the European Union scheduled for March 29, 2019. In November 2018, the U.K. and the E.U. agreed upon a draft Withdrawal Agreement that sets out the terms of the U.K.’s departure. On January 15, 2019, the draft Withdrawal Agreement was rejected by the U.K. Parliament creating significant uncertainty about the terms (and timing) under which the U.K. will leave the E.U. and the consequent impact on the economies of the U.K., the E.U. and other countries. This uncertainty may cause our customers to closely monitor their costs and reduce the amount they spend on advertising. Any of these or similar effects of Brexit could adversely impact our business, operating results, cash flows and financial condition.
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
Dispositions and acquisitions of outdoor advertising businesses may require antitrust review by U.S. federal antitrust agencies and may require review by foreign antitrust agencies under the antitrust laws of foreign jurisdictions. We can give no assurances that the United States Department of Justice (the “DOJ”), the FTC or foreign antitrust agencies will not seek to bar us from disposing of or acquiring outdoor advertising businesses or impose stringent undertaking on our business as a condition to the completion of an acquisition in any market where we already have a significant position.
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
Regulations and consumer concerns regarding privacy and data protection, or any failure to comply with these regulations, could hinder our operations
We utilize demographic and other information from and about consumers, business partners and advertisers that we collect directly or receive from third-party vendors.  We are subject to numerous federal, state and foreign laws and regulations relating to consumer protection, information security, data protection and privacy, among other things.  Many of these laws are still evolving, new laws may be enacted and any of these laws could be amended or interpreted in ways that could harm our business.  In addition, changes in consumer expectations and demands regarding privacy and data protection could restrict our ability to collect, use, disclose and derive economic value from demographic and other information related to our consumers, business partners and advertisers, or to transfer employee data within the corporate group.  Such restrictions could limit our ability to offer tailored advertising opportunities to our business partners and advertisers.  Although we have implemented and are implementing policies and procedures designed to comply with these laws and regulations, any failure or perceived failure by us to comply with our policies or applicable regulatory requirements related to consumer protection, information security, data protection and privacy could result in a loss of confidence in us, damage to our brands, the loss of consumers, business partners and advertisers, as well as proceedings against us by governmental authorities or others, which could hinder our operations and adversely affect our business.
We are subject to numerous federal, state and foreign laws and regulations relating to consumer protection, information security, data protection and privacy, among other things.  Many of these laws are still evolving, new laws may be enacted and any of these laws could be amended or interpreted by the courts or regulators in ways that could harm our business. For example, any efforts required to comply with the European General Data Protection Regulation, effective as of May 2018, or the new California Consumer Privacy Act, which is  effective as of January 2020, may entail substantial expenses, may divert resources from other initiatives and projects, and could limit the services we are able to offer. I n addition, changes in consumer expectations and demands regarding privacy and data protection could restrict our ability to use, disclose and derive economic value from demographic and other information related to our consumers, business partners and advertisers, or to transfer employee data within the corporate group.  Such restrictions could limit our ability to offer targeted advertising opportunities to our business partners and advertisers.  Although we have implemented and are implementing policies and procedures designed to comply with these laws and regulations, any failure or perceived failure by us to comply with our policies or applicable regulatory requirements related to consumer protection, information security, data protection and privacy could result in a loss of confidence in us, damage to our brands, the loss of listeners, consumers, business partners and advertisers, as well as proceedings against us by governmental authorities or others, which could hinder our operations and adversely affect our business.
If our security measures are breached, we could lose valuable information, suffer disruptions to our business, and incur expenses and liabilities including damages to our relationships with business partners and advertisers
Although we have implemented physical and electronic security measures that are designed to protect against the loss, misuse and alteration of our websites, digital assets and proprietary business information as well as, consumer, business partner and advertiser personally identifiable information, no security measures are perfect and impenetrable and we may be unable to anticipate or prevent unauthorized access.  A security breach could occur due to the actions of outside parties, employee error, malfeasance or a combination of these or other actions.  If an actual or perceived breach of our security occurs, we could lose competitively sensitive business information or suffer disruptions to our business operations, information processes or internal controls.  In addition, the public perception of the effectiveness of our security measures or services could be harmed; we could lose consumers, business partners and advertisers.  In the event of a security breach, we could suffer financial exposure in connection with penalties, remediation efforts, investigations and legal proceedings and changes in our security and system protection measures. Currently, not all of our systems are fully compliant with the new GDPR standards and, as a result, we may face additional liability in the event of a security breach. The scope of many of the requirements under the GDPR remain unclear. Future case law may determine that the steps we are taking to comply with the GDPR may not be sufficient.
Restrictions on outdoor advertising of certain products may restrict the categories of clients that can advertise using our products
Out-of-court settlements between the major U.S. tobacco companies and all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and other U.S. territories include a ban on the outdoor advertising of tobacco products.  Other products and services may be targeted in the U.S. in the future, including alcohol products. Most E.U. countries, among other nations, also have banned outdoor advertisements for tobacco products and regulate alcohol advertising. Localized restrictions on the location of advertising for High Fat, Salt and Sugar (“HFSS”) foods have been implemented in the U.K. Regulations vary across the countries in which we conduct business.  Any significant reduction in advertising of products due to content-related restrictions could cause a reduction in our direct revenues from such advertisements and an increase in the available space on the existing inventory of billboards in the outdoor advertising industry.
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
Risks Related to the Separation, the iHeart Chapter 11 Cases and Our Relationship with iHeartCommunications
iHeartCommunications has filed a voluntary petition for relief under Chapter 11, which could cause significant uncertainties and risks for our operations and our liquidity
We are obligated to use various corporate services provided by iHeartCommunications and its affiliates, including treasury, payroll and other financial services, certain executive officer services, human resources and employee benefit services, legal services, information systems and network services and procurement and sourcing support, pursuant to a Corporate Services Agreement. Even though we are not Debtors in the iHeart Chapter 11 Cases, these bankruptcy proceedings have affected our rights under the Corporate Services Agreement and the other intercompany agreements.

Pursuant to the Corporate Services Agreement, substantially all of the cash generated from our domestic Americas operations is transferred daily into accounts of iHeartCommunications (after satisfying our controlled disbursement accounts and the funding requirements of the trustee accounts under the Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and Series B Senior Notes due 2022 (the “Series B CCWH Senior Notes” and together with the Series A Senior Notes, the “CCWH Senior Notes”) of our subsidiary Clear Channel Worldwide Holdings, Inc. (“CCWH”) and new 9.25% Senior Subordinated Notes due

2024 (the “New CCWH Subordinated Notes”), where funds of ours and of iHeartCommunications are commingled. Prior to March 14, 2018, net amounts owed between us and iHeartCommunications were evidenced by revolving promissory notes.

Pursuant to an order entered by the Bankruptcy Court, as of March 14, 2018, the balance of the Due from iHeartCommunications Note was frozen, and following March 14, 2018, intercompany allocations that would have been reflected in adjustments to the balance of the Due from iHeartCommunications Note are instead reflected in an intercompany balance that accrues interest at a rate equal to the interest under the Due from iHeartCommunications Note. The Bankruptcy Court entered an order to allow iHeartCommunications to continue to provide the day-to-day cash management services for us during the iHeart Chapter 11 Cases. As of December 31, 2018, we owed $21.6 million to iHeartCommunications under this intercompany arrangement with iHeartCommunications.

We are an unsecured creditor of iHeartCommunications with respect to amounts owed under the Due from iHeartCommunications Note. We do not expect to recover the full balance of the now-frozen Due from iHeartCommunications Note upon the consummation of the Plan of Reorganization. In accordance with the Settlement Agreement, the iHeart Plan of Reorganization provides that we will recover 14.44%, or approximately $149.0 million, in cash on the Due From iHeartCommunications Note. The iHeart Plan of Reorganization also provides that after the Separation, iHeartCommunications will provide the iHeart Line of Credit, an unsecured revolving line of credit in an aggregate amount not to exceed $200 million to us for a period of no more than three years following the effective date of the iHeart Plan of Reorganization, and that we will sell CCOH Preferred Stock to third parties. If we do not receive the expected recovery under the Due from iHeartCommunications Note, or if we do not otherwise obtain sufficient supplemental liquidity as contemplated by the iHeart Plan of Reorganization, we could experience a liquidity shortfall. In addition, any repayments that we received on the Due from iHeartCommunications Note during the one-year preference period prior to the filing of the iHeart Chapter 11 Cases may potentially be avoidable as a preference and subject to recovery by the iHeartCommunications bankruptcy estate, which could further exacerbate any liquidity shortfall.

While the iHeart Chapter 11 Cases and the Separation are pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.

Although we are not Debtors in the iHeart Chapter 11 Cases, we have experienced and may continue to experience disruption of our current plans and operations due to the iHeart Chapter 11 Cases and the planned Separation, which could have an adverse effect on our business and financial results. Employees and other key personnel may have uncertainties about the effect of the proposed Separation, and those uncertainties may impact the ability to retain, recruit and hire key personnel to manage and run the business while the iHeart Chapter 11 Cases are pending and the iHeart Plan of Reorganization has not become effective. Furthermore, some of our customers and vendors may be hesitant to transact business with us following the Separation in light of uncertainties about our ability to perform following the Separation. If we are unable to reassure customers and vendors to continue transacting with us following the Separation, our financial results may be adversely affected.
The proposed Separation may also prevent us from pursuing otherwise attractive business opportunities, result in our inability to respond effectively to competitive pressures, industry developments and future opportunities and may otherwise harm our business, financial results and operations.
Because iHeartCommunications continues to control substantially all of the total voting power of our common stock, investors will not be able to affect the outcome of a stockholder vote
As of December 31, 2018, iHeartCommunications indirectly owned (1) all of our outstanding shares of Class B common stock and (2) 10,726,917 shares of our Class A common stock, collectively representing approximately 89.1% of the outstanding shares of our common stock.  Each share of our Class B common stock entitles its holder to 20 votes and each share of our Class A common stock entitles its holder to one vote on all matters on which stockholders are entitled to vote.  As a result, as of December 31, 2018, iHeartCommunications controlled approximately 99% of the total voting power of our common stock.
As long as iHeartCommunications continues to own shares of our common stock representing more than 50% of the total voting power of our common stock, it will have the ability to direct the election of all members of our board of directors and, therefore, to exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations, our acquisition or disposition of assets, our incurrence of indebtedness, our issuance of any additional common stock or other equity securities, our repurchase or redemption of common stock or preferred stock, if applicable, and our payment of dividends in certain situations.  Similarly, iHeartCommunications has the power to determine the outcome of matters submitted to a vote of our stockholders, including the Separation.  Because iHeartCommunications’ interests as our controlling stockholder may differ from other stockholders’ interests, actions taken by iHeartCommunications with respect to us may not be favorable to all stockholders.

Our agreements with iHeartCommunications impose obligations on, and iHeartCommunications' financing agreements effectively impose restrictions on, our ability to finance operations and capital needs, make acquisitions and engage in other business activities
We have entered into a Master Agreement, a Corporate Services Agreement, an Employee Matters Agreement, a Tax Matters Agreement, a Trademark License Agreement and a number of other agreements with iHeartCommunications setting forth various matters governing our relationship with iHeartCommunications while it remains a significant stockholder in us (collectively, the "Intercompany Agreements"). These agreements allow iHeartCommunications to retain control over many aspects of our operations, in addition to iHeartCommunications' ability to control us through its controlling ownership of our common stock. Pursuant to the Settlement Agreement and the iHeart Plan of Reorganization, these agreements will terminate upon the Separation. Prior to that time, or if the iHeart Plan of Reorganization does not become effective and the Settlement Agreement is terminated, we are not able to terminate these agreements or amend them in a manner we deem more favorable so long as iHeartCommunications continues to own shares of our common stock representing more than 50% of the total voting power of our common stock. iHeartCommunications' financing agreements also impose a number of restrictions on us.
In addition, the Master Agreement include restrictive covenants that, among other things, restrict our ability to:

▪	issue any shares of capital stock or securities convertible into capital stock;

▪	incur indebtedness;

▪	make certain acquisitions and investments;

▪	repurchase our stock;

▪	dispose of certain assets; and

▪	merge or consolidate.

Under the Settlement Agreement, iHeartCommunications waived its right under the Master Agreement to consent to our ability to replace or refinance the 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes and together with the Series A Subordinated Notes, the “CCWH Subordinated Notes”) effective immediately upon the confirmation of the iHeartMedia Plan of Reorganization, which occurred on January 22, 2019. Accordingly, we refinanced these notes on February 12, 2019 with the proceeds of new CCWH Subordinated Notes without consent from iHeartCommunications. However, this waiver did not extend to any other refinancing activity or any of the other activities listed above that we may seek to pursue prior to the Separation and therefore, the restrictions contained in these agreements continue to limit our ability to finance operations and capital needs, make acquisitions or engage in other business activities, including our ability to grow and increase our revenue or respond to competitive changes.
We may be unable to replace the services iHeartCommunications provides us in a timely manner or on comparable terms
Pursuant to the Corporate Services Agreement, we are obligated to use various corporate services provided by iHeartCommunications and its affiliates, including treasury, payroll and other financial services, certain executive officer services, human resources and employee benefit services, legal services, information systems and network services and procurement and sourcing support. iHeartCommunications has continued to provide these services during the iHeart Chapter 11 Cases, however, pursuant to the Settlement Agreement and the iHeart Plan of Reorganization, the Corporate Services Agreement will terminate at the time of the Separation and we will enter into a Transition Services Agreement. Under the Transition Services Agreement, iHM Management Services, Inc. (“iHM Management Services”) will provide, or will cause an affiliate to provide, certain administrative and support services and other assistance to us, which we will utilize in the conduct of our business as such business was conducted prior to the Separation generally for one year (subject to certain rights of the Company to extend for up to an additional year). Following the Separation and the expiration of the Transition Services Agreement, we will need to provide internally or obtain from unaffiliated third parties the services we currently receive from iHM Management Services and other affiliates of iHeartCommunications. We negotiated our arrangements with iHeartCommunications in the context of a parent-subsidiary relationship prior to the initial public offering of our Class A common stock and are negotiating the terms of the Transition Services Agreement in the context of the iHeart Chapter 11 Cases. We may be unable to replace these services in a timely manner or on terms and conditions as favorable as those we currently receive. We may be unable to successfully establish the infrastructure or implement the changes necessary to operate independently or may incur additional costs. If we fail to obtain the services necessary to operate effectively or if we incur greater costs in obtaining these services, our business, financial condition and results of operations may be adversely affected.
The Separation could result in significant tax liability to us

The Radio Distribution and the Separation are intended to be taxable transactions. The gain or loss recognized with respect to these transactions will depend on, among other things, (a) the value and tax basis of the assets transferred in the Radio Distribution and the value and tax basis of the New CCOH Common Stock on the effective date of the iHeart Plan of Reorganization (such values will be determined by reference to, among other things, the trading value of the iHeartMedia equity and New CCOH Common Stock following the effective date); (b) complex modeling considerations under certain U.S. Department of Treasury regulations; (c) the amount of cancellation of indebtedness income realized in connection with the iHeart Chapter 11 Cases; and (d) the extent to which any “excess loss accounts” (as defined under applicable Treasury regulations) are taken into account. The extent to which any related taxable gain or loss will result in any cash tax liabilities will depend on whether the tax attributes of iHeartMedia and its subsidiaries, including the net operating losses (“NOLs”) of iHeartMedia and its subsidiaries (including us and our subsidiaries), are sufficient to offset any net taxable gain attributable to the transactions.
Because certain of the factors that will determine whether the Separation will give rise to any cash tax liability cannot be known until the effective date of the iHeart Plan of Reorganization, we cannot say with certainty whether any such cash tax liability will be owed. To the extent the Separation does give rise to any cash tax liability, we, iHeartCommunications, iHeartMedia and various other entities would be jointly and severally liable under applicable law for any such amounts. The parties intend that the allocation of such liabilities among iHeartMedia and new CCOH will be addressed by a new tax matters agreement to be entered into on the effective date of the iHeart Plan of Reorganization.
The Merger is expected to, but may not, qualify as a “reorganization” within the meaning of Section 368(a) of the Code

The parties expect the Merger to be treated as a “reorganization” within the meaning of Section 368(a) of the Code, and the obligation of each of CCH and us to effect the Merger is conditioned upon the receipt of U.S. federal income tax opinions to that effect from their respective tax counsels or accounting advisors. These tax opinions represent the legal judgment of counsel or the relevant accounting advisor rendering the opinion and are not binding on the IRS or the courts. If the Merger does not qualify as a “reorganization,” then a holder of our Class A Common Stock may be required to recognize any gain or loss with respect to the receipt of New CCOH Common Stock in the Merger. Tax matters are very complicated and the consequences of the Merger to any particular stockholder will depend on that stockholder’s particular facts and circumstances. We urge you to consult your own tax advisor to determine the particular tax consequences of the Merger to you.
The iHeart Chapter 11 Cases may give rise to unfavorable tax consequences for us

Although the Company and its direct and indirect subsidiaries did not file Chapter 11 cases as part of the iHeart Chapter 11 Cases, the consummation of the iHeart Chapter 11 Cases may have an adverse impact on the Company and its subsidiaries.  The Radio Distribution and the Separation are intended to be taxable transactions and the Merger is expected to, but may not, qualify as a “reorganization” within the meaning of Section 368(a) of the Code. There is a risk that the Radio Distribution and Separation will give rise to a U.S. federal income tax liability to one or more members of iHeartMedia or its subsidiaries after the Separation. If such liability were to arise, we, iHeartCommunications, iHeartMedia and various other entities would be jointly liable under applicable law for such tax liability and, while we would not anticipate that any such tax liability would be asserted against us in the first instance, we may ultimately be liable for such liability if iHeartMedia and its subsidiaries fail to satisfy such liability. Similar principles may apply for foreign, state and local income tax purposes where we filed combined, consolidated or unitary returns with iHeartMedia or its subsidiaries for federal, foreign, state and local income tax purposes. In addition, iHeartMedia and its subsidiaries and we and our subsidiaries may be required to reduce certain of their or our, as applicable, tax attributes, including NOLs, as a result of any cancellation of indebtedness income realized by the Debtors in connection with the iHeart Chapter 11 Cases.
Transfers of our equity, issuances of equity in connection with the iHeart Chapter 11 Cases, and cancellation of indebtedness income realized by the Debtors in the iHeart Chapter 11 Cases may impair our ability to utilize our federal income tax net operating loss carryforwards in future years

Under federal income tax law, a corporation is generally permitted to deduct from taxable income NOLs carried forward from prior years. We are attributed a portion of the U.S. federal NOL carryforward of the iHeartMedia consolidated group. Our ability to utilize these NOL carryforwards to offset future taxable income and to reduce federal income tax liability is subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in section 382 of the U.S. Internal Revenue Code, then our ability to use our NOL carryforwards may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, there is an “ownership change” if one or more shareholders owning 5% or more of a corporation’s common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three-year period. Following the implementation of a plan of reorganization in the iHeart Chapter 11 Cases, it is expected that we will experience an “ownership change.”  Under section 382 of the U.S. Internal Revenue Code, absent an application exception, if a corporation undergoes an “ownership change,” the amount of federal income tax NOL carryforwards existing prior to the change that it could utilize to offset its taxable income in future taxable years generally is subject to an annual limitation to an amount equal to the value of its stock immediately prior to the ownership change multiplied by the long-term tax-

exempt rate, subject to adjustments to reflect the differences between the fair market value of the corporation’s assets and the tax basis in such assets and various other complex rules and adjustments. Because the value of our stock can fluctuate materially, it is possible an ownership change would materially limit our ability to utilize our substantial federal income tax NOL carry-forwards in the future.  In addition, our NOLs may be subject to reduction as a result of any cancellation of indebtedness income realized by the Debtors in connection with the iHeart Chapter 11 Cases. Accordingly, there can be no assurance that we will be able to utilize our federal income tax NOL carryforwards to offset future taxable income.
While we continue to be a subsidiary of iHeartCommunications, conflicts of interest may arise between iHeartCommunications and us in the iHeart Chapter 11 Cases that could be resolved in a manner unfavorable to us
Questions relating to conflicts of interest may arise between iHeartCommunications and us in a number of areas relating to our past and ongoing relationships, including in connection with the iHeart Chapter 11 Cases.  iHeartCommunications is owned indirectly by iHeartMedia. Two of our directors serve as directors of iHeartMedia. Three of our other directors are affiliated with iHeartMedia and its stockholders.  In addition, five of our executive officers serve as executive officers of iHeartMedia, including our CEO who also serves as the CEO of iHeartCommunications.
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

•
Intercompany transactions.  Even during the pendency of the iHeart Chapter 11 Cases, iHeartCommunications or its affiliates may, from time to time, enter into transactions with us or our subsidiaries or other affiliates.  Although the terms of any such transactions will be established based upon negotiations between employees of iHeartCommunications and us, the independent directors on our board or a committee of disinterested directors, and, when appropriate, subject to the approval of the Bankruptcy Court, there can be no assurance the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in arm’s length negotiations.

•
Intercompany agreements. We have entered into certain agreements with iHeartCommunications pursuant to which it provides us certain management, administrative, accounting, tax, legal and other services, for which we reimburse iHeartCommunications on a cost basis.  In addition, we entered into a number of intercompany agreements covering matters such as tax sharing and our responsibility for certain liabilities previously undertaken by iHeartCommunications for certain of our businesses.  Pursuant to the Corporate Services Agreement between iHeartCommunications and us, we are contractually obligated to utilize the services of certain executive officers of iHeartCommunications as our executive officers until the Corporate Services Agreement is terminated in connection with the Separation and iHeartCommunications no longer owns shares of our common stock representing less than 50% of the total voting power of our common stock.  The terms of these agreements were established while we were a wholly owned subsidiary of iHeartCommunications and were not the result of arm’s length negotiations.  In addition, conflicts could arise in the interpretation of these existing agreements.

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
We may be more susceptible to adverse events as a result of the Separation

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
The Separation will result in changes in CCOH’s management team and may result in the loss of other key employees

Our business is dependent upon the performance of our management team and other key individuals. Five of our executive officers currently serve as executive officers of iHeartMedia, including our CEO and CFO, who serve as the CEO and CFO of iHeartMedia, respectively. These executive officers have historically provided services to us pursuant to the Corporate Services Agreement, which will be terminated upon consummation of the Separation. Effective upon the Separation, we have announced that William Eccleshare is expected to become our CEO and a member of our board of directors. Brian Coleman is expected to become our CFO and Lynn Feldman is expected to become our EVP and General Counsel. Mr. Eccleshare currently serves as Chairman and CEO of Clear Channel International, Mr. Coleman currently serves as our SVP and Treasurer and Ms. Feldman currently serves as General Counsel and Corporate Secretary for Clear Channel Outdoor Americas. Even though we have been able to identify these individuals, we will need to identify replacements for other key positions. Competition for these key individuals is intense. In addition, many of our key employees are at-will employees who are under no obligation to remain with us and may decide to leave as a result of the uncertainty surrounding the business following the Separation or for a variety of personal or other reasons beyond our control. If members of our management or key individuals decide to leave in the future, if we decide to make further changes to the composition of, or the roles and responsibilities of, these individuals, or if we are not successful in attracting, motivating and retaining other key employees, our business could be adversely affected.
Upon completion of the Separation, the composition of our board of directors will be different than the current composition of our board of directors

In connection with the Separation, members of our board of directors will be replaced with new members selected by a committee consisting of certain holders of interests and creditors in the iHeart Chapter 11 Cases. Our new board of directors will not have the same level of experience with our historical operations as our current board. Our new board of directors may pursue business plans and growth strategies that differ from our existing business plans and growth strategies. Any new business plans or growth strategies implemented by the new board of directors, including plans to address our capital structure and reduce our leverage, if unsuccessful, may lead to material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships, and an adverse impact on operations and financial results.
Our historical financial information is not necessarily representative of the results we would have achieved as an independent public company and may not be a reliable indicator of our future results

Our historical financial information does not necessarily reflect the results of operations and financial position we would have achieved as an independent public company not controlled by iHeartMedia during the periods presented, or those that we will achieve in the future.
Prior to the Separation, we operate as part of iHeartMedia’s broader corporate organization, and subsidiaries of iHeartMedia perform various corporate functions for us. Our historical financial information reflects allocations of corporate expenses from iHeartMedia for these and similar functions. These allocations may not reflect the costs we will incur for similar services in the future as an independent publicly-traded company.
Our historical financial information does not reflect changes that we expect to experience in the future as a result of the Separation from iHeartMedia, including changes in our capital structure, tax structure and new personnel needs. As part of iHeartMedia, we enjoyed certain benefits from iHeartMedia’s operating diversity, size and purchasing power and we will lose these benefits after the Separation. As an independent entity, we may be unable to purchase goods or services and technologies, such as insurance and health care benefits and computer software licenses, on terms as favorable to us as those we obtained as part of iHeartMedia prior to the Separation.
Following the Separation, we will also be responsible for the additional costs associated with being an independent publicly-traded company, including costs related to corporate governance, investor and public relations and public reporting. In addition, certain costs incurred by subsidiaries of iHeartMedia, including executive oversight, accounting, treasury, tax, legal, human resources, occupancy, procurement, information technology and other shared services, have historically been allocated to us by iHeartMedia; but these allocations may not reflect the future level of these costs to us as we begin to provide these services ourselves. Therefore, our historical financial statements may not be indicative of our future performance as an independent publicly-traded company. We cannot assure you that our operating results will continue at a similar level when we are an independent publicly-traded company.
We are currently a “controlled company” within the meaning of the New York Stock Exchange (“NYSE”) rules but we are not expected to retain that status following the Separation. However, during the phase-in period we may continue to rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.
Because iHeartCommunications currently controls a majority of the combined voting power of all classes of our outstanding voting stock, we have been a “controlled company” under NYSE corporate governance listing standards. Under the NYSE Listing Rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain NYSE corporate governance requirements, including the requirements that:

▪	a majority of the board of directors consist of independent directors

▪	the nominating and governance committee be composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities; and

▪	the compensation committee be composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities

Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.
Following the Separation, iHeartCommunications will cease to control a majority of the combined voting power of all classes of our outstanding voting stock. Accordingly, if the Separation is consummated, we are not expected to continue to be a “controlled company” within the meaning of the rules of the NYSE Listing Rules. Under NYSE Listing Rules, a company that ceases to be a controlled company must comply with the independent board committee requirements as they relate to the nominating and corporate governance and compensation committees on the following phase-in schedule: (1) one independent committee member at the time it ceases to be a controlled company; (2) a majority of independent committee members within 90 days of the date it ceases to be a controlled company; and (3) all independent committee members within one year of the date it ceases to be a controlled company. Additionally, the NYSE Listing Rules provide a 12-month phase-in period from the date a company ceases to be a controlled company to comply with the majority independent board requirement. During these phase-in periods, holders of New CCOH Common Stock will not have the same protections afforded to stockholders of companies of which the majority of directors are independent. Additionally, if, within the phase-in periods, we are not able to recruit additional directors who would qualify as independent, or otherwise comply with NYSE Listing Rules, we may be subject to delisting procedures by the NYSE. Furthermore, a change in the board of directors and committee membership may result in a change in corporate strategy and operation philosophies and may result in deviations from our current strategies or from the strategies established by our board of directors following the Separation.
We currently do not have control over our tax decisions and could be liable for income taxes owed by iHeartCommunications
Until the Separation occurs, we and certain of our subsidiaries will be included in the iHeartMedia consolidated group for U.S. federal income tax purposes for all pre-merger periods and the CCH consolidated group for post-merger periods.  In addition, we or one or more of our subsidiaries may be included in the combined, consolidated, or unitary tax returns of iHeartMedia for pre-Merger periods and CCH for post-Merger periods or one or more of its subsidiaries for foreign, state and local income tax purposes.  Under the existing Tax Matters Agreement, we pay to iHeartCommunications the amount of federal, foreign, state and local income taxes that we would be required to pay to the relevant taxing authorities if we and our subsidiaries filed combined, consolidated or unitary tax returns and were not included in the combined, consolidated or unitary tax returns of iHeartMedia or its subsidiaries.  In addition, by virtue of its controlling ownership and the existing Tax Matters Agreement, iHeartCommunications effectively controls all of our tax decisions.  The existing Tax Matters Agreement provides that iHeartCommunications has the sole authority to respond to and conduct all tax proceedings (including tax audits) relating to us, to file all income tax returns on our behalf and to determine the amount of our liability to (or entitlement to payment from) iHeartCommunications under the existing Tax Matters Agreement.  This arrangement may result in conflicts of interest between iHeartCommunications and us.  For example, under the existing Tax Matters Agreement, iHeartCommunications is able to choose to contest, compromise, or settle any adjustment or deficiency proposed by the relevant taxing authority in a manner that may be beneficial to iHeartCommunications and detrimental to us. Following the Separation, we will become party to a new tax matters agreement with iHeartMedia, which will provide for the allocation of rights, obligations, and potential liabilities among us and iHeartMedia, including with respect to control of audits and tax controversies, the filing of tax returns for the pre- and post-Separation periods, allocation of liabilities both related and unrelated to the Separation, and various other matters.
Moreover, notwithstanding the Tax Matters Agreement, federal law provides that each member of a consolidated group is liable for the group’s entire tax obligation.  Thus, to the extent iHeartMedia or other members of the group fail to make any United States federal income tax payments required by law, we would be liable for the shortfall.  Similar principles may apply for foreign, state and local income tax purposes where we file combined, consolidated or unitary returns with iHeartMedia or its subsidiaries for federal, foreign, state and local income tax purposes.
Some of our contracts contain provisions requiring the consent of third parties in connection with the Merger or the Separation. If these consents are not obtained, the contracts could be terminated, which could have a material adverse impact on our financial results.

Some of our contracts, including certain contracts with municipalities and transit authorities, contain provisions that require the consent of certain third parties to the Merger or the Separation. Failure to obtain consents on commercially reasonable and satisfactory terms may result in the termination of the contracts, the need to renegotiate or amend the contracts or legal action to determine the obligations of the parties. We may not be able to replace some or all of the revenue lost upon the termination of a contract, which could have a material adverse impact on our financial results.
The Merger is subject to various closing conditions and there can be no assurances as to whether and when it may be completed

The closing of the Merger of the Company with and into CCH is subject to a number of conditions, many of which are not within CCH’s or our control, and failure to satisfy such conditions may prevent, delay or otherwise materially adversely affect the completion of the Separation. The conditions include (i) (x) the affirmative vote or written consent of the holders of the shares representing the majority of the voting power of our common stock to adopt the merger agreement, to approve the Merger and to approve the consummation of the transactions contemplated thereby and (y) the affirmative vote or written consent of the holders of shares of CCH common stock entitled to vote to adopt the merger agreement, to approve the Merger and to approve the consummation of the transactions contemplated thereby, (ii) no order, writ, judgment, injunction, decree, stipulation, determination or award entered by or with any governmental authority or other legal restraint or prohibition preventing the Merger or the transactions contemplated by the merger agreement will be in effect, (iii) the effectiveness of the registration statement covering the shares of New CCOH Common Stock to be issued in the Merger, (iv) a period of at least 20 calendar days will have elapsed from the date the information statement/prospectus with respect to the Separation is first mailed to our stockholders, (v) the approval of the merger agreement by the Bankruptcy Court (which may be included in the order confirming the iHeart Plan of Reorganization), (vi) the Radio Distribution and certain distributions of our common stock have occurred, (vii) the conversion of all outstanding shares of our Class B common stock held by CCH into shares of Class A common stock will have occurred, (viii) that, as a condition to CCH’s obligation to consummate the Merger, CCH will have received a tax opinion issued by its tax counsel or another tax advisor, (ix) that, as a condition to our obligation to consummate the Merger, we will have received a tax opinion issued by our tax counsel or another tax advisor, (x) the approval by the NYSE for listing of the New CCOH Common Stock, (xi) all conditions precedent to the effectiveness of the iHeart Plan of Reorganization will have been satisfied prior to or contemporaneously with the closing of the Merger and (xii) other customary conditions.

We cannot predict with certainty whether and when any of the required conditions to the closing of the Merger will be satisfied. If any event occurs delaying or preventing the Separation, such delay or failure to complete the Separation may cause uncertainty or other negative consequences that may materially and adversely affect our business, financial performance and operating results and the price per share for our common stock. There can be no assurance that the conditions to the Merger will be satisfied in a timely manner or at all.

Risks Related to Our Class A Common Stock
The distribution of our shares held by iHeartCommunications at the consummation of the iHeart Plan of Reorganization as well as sales by subsequent holders could depress the market price for shares of our common stock
The iHeart Plan of Reorganization contemplates that the shares of our common stock held by iHeartCommunications will be distributed to certain holders of claims in the iHeart Chapter 11 Cases at the conclusion of the iHeart Chapter 11 Cases.

Accordingly, unless the iHeart Plan of Reorganization does not become effective, iHeartCommunications will not maintain its ownership of our common stock. Holders of claims in the iHeart Chapter 11 Cases receiving New CCOH Common Stock pursuant to the iHeartMedia Plan of Reorganization (other than recipients that are our affiliates) generally may sell those shares immediately in the public market. It is likely that some of these holders will sell such New CCOH Common Stock if, for reasons such as its business profile or market capitalization as an independent company, stock of New CCOH does not fit their investment objectives, or, in the case of index funds, New CCOH is not a participant in the index in which they are investing. The distribution of our shares by iHeartCommunications as well as subsequent sales of significant amounts of New CCOH Common Stock or the perception in the market that this will occur may decrease the market price of our common stock.
In addition, uncertainties caused by the iHeart Chapter 11 Cases, including timing and consummation of the Separation, may cause investors to perceive disadvantages in owning our Class A common stock, which may also result in a decline of market prices.
We currently do not pay regularly-scheduled dividends on our Class A common stock
In the past, we have paid certain special dividends but we do not pay regularly-scheduled dividends and are subject to restrictions on our ability to pay dividends should we seek to do so in the future, including with respect to the New CCOH Common Stock after the Separation.  We are a holding company with no independent operations and no significant assets other than the stock of our subsidiaries.  We, therefore, are dependent upon the receipt of dividends or other distributions from our subsidiaries to pay dividends.  In addition, the CCWH Senior Notes and the New CCWH Subordinated Notes contain restrictions on our ability to pay dividends.  If we elect not to pay dividends in the future or are prevented from doing so, including after the Separation, the price of our Class A common stock, or New CCOH Common Stock following the Separation, must appreciate in order to realize a gain on your investment.  This appreciation may not occur.
In the event the Separation is not completed, the trading price of our common stock and our future business and financial results may be negatively impacted
The conditions to the completion of the Separation may not be satisfied, and the Separation may not be completed. If the Separation is not completed for any reason, we may be subject to a number of risks, including:

▪	the failure to consummate the iHeart Plan of Reorganization, which failure will lead to continued uncertainty for us;

▪	the focus of iHeartMedia’s and the Company’s management having been diverted from seeking other potential opportunities without realizing any benefits of the Separation;

▪	negative reactions from our customers, suppliers, regulators and employees; and

▪
the price of our Class A common stock declining significantly from current market prices, to the extent that current market prices may reflect a market assumption that the Separation will be completed.

If the Separation is not completed, the risks described above may materialize and adversely affect our business, financial condition, financial results and stock price.
The market price of the New CCOH Common Stock may decline compared to the historical market price of our Class A common stock as a result of the Separation and related transactions
The market price of the New CCOH Common Stock may decline compared to the historical market price of our Class A common stock as a result of the Separation and related transactions if we do not achieve the perceived benefits of the Separation as rapidly or to the extent anticipated by financial or industry analysts, or the effect of the Separation on our financial results is not consistent with the expectations of financial or industry analysts.
The holders of CCOH Preferred Stock will have rights that are senior to the rights of a holder of New CCOH Common Stock
As part of the Separation, we will issue the CCOH Preferred Stock to third party investors. Although the terms of the CCOH Preferred Stock have yet to be fully negotiated, the CCOH Preferred Stock is expected to provide that, in the event of our bankruptcy, dissolution or liquidation, the holders of CCOH Preferred Stock must be satisfied before any distributions can be made to the holders of New CCOH Common Stock. As a result of the CCOH Preferred Stock’s superior rights relative to the New CCOH Common Stock, the right of holders of New CCOH Common Stock to receive distributions from us may be diluted and may be limited by such rights.
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
Risks Related to Our Indebtedness
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful
We have a substantial amount of indebtedness.  At December 31, 2018, we had $5.3 billion of total indebtedness outstanding, including: (1) $2.7 billion aggregate principal amount of CCWH Senior Notes, net of unamortized discounts of $3.4 million, which mature in November 2022; (2) $2.2 billion aggregate principal amount of CCWH Subordinated Notes, which were scheduled to mature in March 2020 prior to their redemption in 2019; (3) $377.7 million aggregate principal amount outstanding of international subsidiary senior notes, net of unamortized premiums of $2.7 million, which mature in December 2020; and (4) $3.9 million of other debt. On February 12, 2019, CCWH refinanced its CCWH Subordinated Notes, which were scheduled to mature in March 2020, with an aggregate principal amount of $2,235 million of New CCWH Subordinated Notes, which mature in February 2024.
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

Our ability to refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and increase our debt service obligations and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our operations and our ability to successfully refinance or extend our debt may also be negatively affected by the iHeart Chapter 11 Cases and the Separation. If we cannot make scheduled payments on our indebtedness we will be in default under one or more of our debt agreements and, as a result we could be forced into bankruptcy or liquidation.
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

▪	changes in labor conditions and management;

▪	the impact of future dispositions, acquisitions and other strategic transactions;

▪	legislative or regulatory requirements;

▪	regulations and consumer concerns regarding privacy and data protection, and breaches of information security measures;

•	increases in tax rates or changes in tax laws or regulations;

•	a breach of our security measures;

▪	restrictions on outdoor advertising of certain products;

▪	capital expenditure requirements;

▪	fluctuations in exchange rates and currency values;

▪	risks of doing business in foreign countries;

▪	the identification of a material weakness in our internal control over financial reporting;

▪
the risks and uncertainties associated with the iHeart Chapter 11 Cases on us and iHeartCommunications, our primary direct or indirect external source of capital, which is operating as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court;

▪	iHeartCommunications' continued control of the total voting power of our common stock;

▪	the obligations and restrictions imposed on us by our agreements with iHeartCommunications;

▪	the risk that we may be unable to replace the services iHeartCommunications provides us in a timely manner or on comparable terms;

▪	the risk that the iHeart Chapter 11 Cases may result in unfavorable tax consequences for us and impair our ability to utilize our federal income tax net operating loss carryforwards in future years;

▪	risks related to the consummation of the Separation or to the fact that the Separation may not be consummated;

▪	the impact of our substantial indebtedness, including the effect of our leverage on our financial position and earnings;

▪	the ability of our subsidiaries to dividend or distribute funds to us in order for us to repay our debts;

▪	the restrictions contained in the agreements governing our indebtedness limiting our flexibility in operating our business;

▪	the effect of credit ratings downgrades; and

▪	certain other factors set forth in our other filings with the SEC.
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
Stockholder Litigation
On May 9, 2016, a stockholder of the Company filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned GAMCO Asset Management Inc. v. iHeartMedia Inc. et al., C.A. No. 12312-VCS. The complaint names as defendants iHeartCommunications, iHeartMedia, the Sponsor Defendants, iHeartMedia’s private equity sponsors and majority owners, and the members of the Company’s board of directors. The Company also is named as a nominal defendant. The complaint alleges that the Company has been harmed by the intercompany agreements with iHeartCommunications, the Company’s lack of autonomy over its own cash and the actions of the defendants in serving the interests of iHeartMedia, iHeartCommunications and the Sponsor Defendants to the detriment of the Company and its minority stockholders. Specifically, the complaint alleges that the defendants have breached their fiduciary duties by causing the Company to: (i) continue to loan cash to iHeartCommunications under the intercompany note at below-market rates; (ii) abandon its growth and acquisition strategies in favor of transactions that would provide cash to iHeartMedia and iHeartCommunications; (iii) issue new debt in Clear Channel International B.V.’s, a subsidiary of ours, offering of 8.75% Senior Notes due 2020 (the “CCIBV Note Offering”) to provide cash to iHeartMedia and iHeartCommunications through a dividend; and (iv) effect the sales of certain outdoor markets in the U.S. (the “Outdoor Asset Sales”) allegedly to provide cash to iHeartMedia and iHeartCommunications through a dividend. The complaint also alleges that iHeartMedia, iHeartCommunications and the Sponsor Entities aided and abetted the directors’ breaches of their fiduciary duties. The complaint further alleges that iHeartMedia, iHeartCommunications and the Sponsor Entities were unjustly enriched as a result of these transactions and that these transactions constituted a waste of corporate assets for which the defendants are liable to the Company. The plaintiff sought, among other things, a ruling that the defendants breached their fiduciary duties to the Company and that iHeartMedia, iHeartCommunications and the Sponsor Entities aided and abetted the board of directors’ breaches of fiduciary duty, rescission of payments to iHeartCommunications and its affiliates pursuant to dividends declared in connection with the CCIBV Note Offering and Outdoor Asset Sales, and an order requiring iHeartMedia, iHeartCommunications and the Sponsor Entities to disgorge all profits they have received as a result of the alleged fiduciary misconduct.
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
On December 29, 2017, another stockholder of the Company filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned Norfolk County Retirement System, v. iHeartMedia, Inc., et al., C.A. No. 2017-0930-JRS. The complaint names as defendants iHeartMedia, iHeartCommunications, the Sponsor Entities, and the Delaware Settlement Parties.  The Company is named as a nominal defendant. The complaint alleges that the Company has been harmed by the Company board of directors' November 2017 decision to extend the maturity date of the intercompany revolving note (the “Third Amendment”) at what the complaint describes as far-below-market interest rates.  Specifically, the complaint alleges that (i) iHeartMedia and

Sponsor Entities breached their fiduciary duties by exploiting their position of control to require the Company to enter the Third Amendment on terms unfair to the Company; (ii) the Company board of directors breached their duty of loyalty by approving the Third Amendment and elevating the interests of iHeartMedia, iHeartCommunications and the Sponsor Entities over the interests of the Company and its minority unaffiliated stockholders; and (iii) the terms of the Third Amendment could not have been agreed to in good faith and represent a waste of corporate assets by the Company board of directors.  The complaint further alleges that iHeartMedia, iHeartCommunications and the Sponsor Entities were unjustly enriched as a result of the unfairly favorable terms of the Third Amendment.  The plaintiff sought, among other things, a ruling that the defendants breached their fiduciary duties to the Company, a modification of the Third Amendment to bear a commercially reasonable rate of interest, and an order requiring disgorgement of all profits, benefits and other compensation obtained by defendants as a result of the alleged breaches of fiduciary duties.
On March 7, 2018, the defendants filed a motion to dismiss plaintiff's verified derivative complaint for failure to state a claim upon which relief can be granted. On March 16, 2018, iHeartMedia filed a Notice of Suggestion of Pendency of Bankruptcy and Automatic Stay of Proceedings.
On August 27, 2018, the same stockholder of CCOH that had filed the derivative lawsuit in the Court of Chancery of the State of Delaware, captioned GAMCO Asset Management Inc. v. iHeartMedia Inc. et al., C.A. No. 12312-VCS (GAMCO Asset Management Inc.) filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned GAMCO Asset Management, Inc. v. Hendrix, et al., C.A. No. 2018-0633-JRS. The complaint names as defendants the Sponsor Entities and the members of CCOH’s board of directors. The complaint alleges that minority shareholders in CCOH during the period November 8, 2017 to March 14, 2018 were harmed by decisions of the CCOH Board and the intercompany note committee of the Board relating to the Due from iHeartCommunications Note. Specifically, the complaint alleges that (i) the members of the intercompany note committee breached their fiduciary duties by not demanding payment under the Intercompany Note and issuing a simultaneous dividend after a threshold tied to the Company’s liquidity had been reached; (ii) the CCOH board of directors breached their fiduciary duties by approving the Third Amendment rather than allowing the Intercompany Note to expire; (iii) the CCOH board of directors breached their fiduciary duties by not demanding payment under the Intercompany Note and issuing a simultaneous dividend after a threshold tied to the Company’s liquidity had been reached; (iv) the Sponsor Entities breached their fiduciary duties by not directing the CCOH board of directors to permit the Intercompany Note to expire and to declare a dividend. The complaint further alleges that the Sponsor Entities aided and abetted the Board’s alleged breach of fiduciary duties. The plaintiff sought, among other things, a ruling that the CCOH board of directors, the intercompany note committee, and the Sponsor Entities breached their fiduciary duties and that the Sponsor Entities aided and abetted the Board’s breach of fiduciary duty; and an award of damages, together with pre- and post-judgment interests, to the putative class of minority shareholders.
On December 16, 2018, the Debtors, the Company, GAMCO Asset Management, Inc., Norfolk County Retirement System entered, the Sponsor Entities, and the Delaware Settlement Parties, through their respective counsel, entered into the Settlement Agreement that embodies the terms of (i) a global settlement of all direct or derivative claims by or on behalf of GAMCO and Norfolk, both individually and on behalf of the putative class of public shareholders of the Company, against certain members of the Company's board of directors, the Sponsor Entities, iHeartCommunications, iHeartMedia, the company and the Debtors, including the derivative lawsuit in the Court of Chancery of the State of Delaware and (ii) the Separation in accordance with the iHeart Plan of Reorganization.
The Settlement Agreement contemplates that upon the Separation, (i) the cash sweep arrangement under the Corporate Services Agreement will terminate, (ii) any agreements or licenses requiring royalty payments to the Debtors for trademarks or other intellectual property will terminate and (iii) a new transition services agreement will supersede and replace the existing Corporate Services Agreement. The Debtors agreed to waive (i) the set-off for the value of the intellectual property transferred, including royalties and (ii) the repayment of the post-petition intercompany balance outstanding in favor of the Debtors as of December 31, 2018. In addition, the Settlement Agreement provides that after the Separation, (i) iHeartCommunications will provide the iHeart Line of Credit in an aggregate amount not to exceed $200 million for a period of no more than three years following the effective date of the iHeart Plan of Reorganization, (ii) iHeartMedia will indemnify CCOH for 50% of certain tax liabilities imposed on the company’s in connection with the Separation on or prior to the third anniversary of the Separation in excess of $5.0 million, with iHeartMedia’s aggregate liability limited to $15.0 million, and (iii) iHeartMedia will reimburse the company for one-third of potential costs relating to certain agreements between the company and third parties in excess of $10.0 million of such costs up to the first $35.0 million of such costs such that iHeartMedia will not bear more than $8.33 million of such costs. The parties agreed that the Company will recover 14.44% in cash on its allowed claim of $1,031.7 million under the Due From iHeartCommunications Note, and to mutual releases, including a release of all claims that have been asserted, could have been asserted or ever could be asserted with respect to the iHeart Chapter 11 Cases and the actions. The Settlement Agreement was approved by the United States District Court for the Southern District of Texas and the Bankruptcy Court in connection with the confirmation of the iHeart Chapter 11 Cases on January 22, 2019.

China Investigation
Several employees of Clear Media Limited, an indirect, non-wholly-owned subsidiary of the Company whose ordinary shares are listed on the Hong Kong Stock Exchange, are subject to an ongoing police investigation in China for misappropriation of funds. We are not aware of any litigation, claim or assessment pending against us in this investigation or otherwise. Based on information known to date, we believe any contingent liabilities arising from potential misconduct that has been or may be identified by the investigation in China are not material to our consolidated financial statements. The effect of the misappropriation of funds is reflected in these financial statements in the appropriate periods.
We advised both the SEC and the DOJ of the investigation at Clear Media Limited and we are cooperating to provide information in response to inquiries from the agencies. The Clear Media Limited investigation could implicate the books and records, internal controls and anti-bribery provisions of the U.S. Foreign Corrupt Practices Act, which statute and regulations provide for potential monetary penalties as well as criminal and civil sanctions. It is possible that monetary penalties and other sanctions could be assessed on the Company in connection with this matter. The nature and amount of any monetary penalty or other sanctions cannot reasonably be estimated at this time.
Italy Investigation
During the three months ended June 30, 2018, we identified misstatements associated with VAT obligations in our business in Italy, which resulted in an understatement of our VAT obligation. These misstatements resulted in an understatement of other long-term liabilities of $16.9 million as of December 31, 2017. The effect of these misstatements is reflected in the historical financial statements in the appropriate periods. Upon identification of these misstatements, we undertook certain procedures, including a forensic investigation, which is ongoing. In addition, we voluntarily disclosed the matter and preliminary findings to the Italian tax authorities in order to commence a discussion on the appropriate calculation of the VAT position. The current expectation is that we may have to repay to the Italian tax authority a substantial portion of the VAT previously applied as a credit in relation to the transactions under investigation, amounting to approximately $17 million, including estimated possible penalties and interest. We made a payment of $8.6 million during the fourth quarter of 2018 and expect to pay the remainder during the first half of 2019. The ultimate amount to be paid may differ from our estimates, and such differences may be material.

ITEM 4.  MINE SAFETY DISCLOSURES
Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following information with respect to our executive officers is presented as of March 5, 2019:

Name	Age	Position
Robert W. Pittman	65	Chief Executive Officer
Richard J. Bressler	61	Chief Financial Officer
Scott R. Wells	50	Chief Executive Officer – Clear Channel Outdoor Americas
C. William Eccleshare	63	Chairman and Chief Executive Officer – Clear Channel Outdoor International
Steven J. Macri	50	Senior Vice President – Corporate Finance
Scott D. Hamilton	49	Senior Vice President, Chief Accounting Officer and Assistant Secretary
Robert H. Walls, Jr.	58	Executive Vice President, General Counsel and Secretary
The officers named above serve until their respective successors are chosen and qualified, in each case unless the officer sooner dies, resigns, is removed or becomes disqualified.
Robert W. Pittman is the Chairman and Chief Executive Officer of iHeartMedia, iHeartCommunications and iHeartMedia Capital I, LLC and the Chief Executive Officer of the Company. Mr. Pittman was appointed as the Executive Chairman and a director of iHeartMedia and iHeartCommunications on October 2, 2011. He was appointed as Chairman of iHeartMedia and iHeartCommunications on May 17, 2013. He also was appointed as Chairman and Chief Executive Officer and a member of the board of managers of iHeartMedia Capital I, LLC on April 26, 2013. Prior to October 2, 2011, Mr. Pittman served as the Chairman of Media and Entertainment Platforms for iHeartMedia and iHeartCommunications since November 2010. He has been a member of, and an investor in, Pilot Group, a private equity investment company, since April 2003. Mr. Pittman was formerly Chief Operating Officer of AOL Time Warner, Inc. from May 2002 to July 2002. He also served as Co-Chief Operating Officer of AOL Time Warner, Inc. from January 2001 to May 2002, and earlier, as President and Chief Operating Officer of America Online, Inc. from February 1998 to January 2001. Mr. Pittman serves on the boards of numerous charitable organizations, including the Lupus Research Alliance, the Rock and Roll Hall of Fame Foundation and the Robin Hood Foundation, where he has served as past Chairman.
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
Scott R. Wells is the Chief Executive Officer of Clear Channel Outdoor Americas at each of the iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommunications and the Company and was appointed to this position on March 3, 2015.  Previously, Mr. Wells served as an Operating Partner at Bain Capital since January 2011 and prior to that served as an Executive Vice President at Bain Capital since 2007. Mr. Wells also was one of the leaders of the firm’s operationally focused Portfolio Group. Prior to joining Bain Capital, he held several executive roles at Dell, Inc. (“Dell”) from 2004 to 2007, most recently as Vice President of Public Marketing and On-Line in the Americas. Prior to joining Dell, Mr. Wells was a Partner at Bain & Company, where he focused primarily on technology and consumer-oriented companies. Mr. Wells was a member of our Board from August 2008 until March 2015. He currently serves as a director of the Achievement Network (ANet), where he is Chairman, and the Outdoor Advertising Association of America (OAAA). He has an M.B.A., with distinction, from the Wharton School of the University of Pennsylvania and a B.S. from Virginia Tech.

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

PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Shares of our Class A common stock trade on the NYSE under the symbol “CCO.” As of February 28, 2019, there were 50,583,199 shares of our Class A common stock outstanding (excluding 1,108,583 shares held in treasury).  There were 155 stockholders of record as of February 28, 2019.  This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
There is no established public trading market for our Class B common stock.  There were 315,000,000 shares of our Class B common stock outstanding on February 28, 2019.  iHeartCommunications indirectly holds all of the shares of Class B common stock outstanding and 10,726,917 shares of Class A common stock, representing 89.1% of the shares outstanding and approximately 99% of the voting power.  The holders of our Class A common stock and Class B common stock have identical rights, except holders of our Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to 20 votes per share.  The shares of Class B common stock are convertible, at the option of the holder at any time or upon any transfer, into shares of Class A common stock on a one-for-one basis, subject to certain limited exceptions.
Sales of Unregistered Securities
We did not sell any equity securities during 2018 that were not registered under the Securities Act of 1933.
Purchases of Equity Securities
The following table sets forth the purchases made during the quarter ended December 31, 2018 by or on behalf of us or an affiliated purchaser of shares of our Class A common stock registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31	1,972	$5.87	—	$—
November 1 through November 30	—	—	—	—
December 1 through December 31	7,941	5.08	—	—
Total	9,913	$5.24	—	$—

(1)
The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended December 31, 2018 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

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

(In thousands, except per share data)	For the Years Ended December 31,
	2018	2017	2016	2015	2014
Results of Operations Data:
Revenue	$2,721,705	$2,588,702	$2,679,822	$2,806,204	$2,961,107
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,470,668	1,409,767	1,418,319	1,485,835	1,600,602
Selling, general and administrative expenses (excludes depreciation and amortization)	522,918	499,213	515,421	527,821	551,107
Corporate expenses (excludes depreciation and amortization)	152,090	143,678	117,436	116,523	131,008
Depreciation and amortization	318,952	325,991	344,124	375,962	406,243
Impairment charges (1)	7,772	4,159	7,274	21,631	3,530
Other operating income (expense), net	2,498	26,391	354,688	(4,824)	7,259
Operating income	251,803	232,285	631,936	273,608	275,876
Interest expense, net	388,133	379,701	375,029	355,917	353,563
Interest income on Due from iHeartCommunications	393	68,871	50,309	61,439	60,179
Loss on Due from iHeartCommunications	—	(855,648)	—	—	—
Equity in earnings (loss) of nonconsolidated affiliates	904	(990)	(1,689)	(289)	3,789
Other income (expense), net	(35,297)	28,755	(70,151)	12,387	15,185
Income (loss) before income taxes	(170,330)	(906,428)	235,376	(8,772)	1,466
Income tax benefit (expense)	(32,515)	280,218	(77,499)	(49,943)	8,967
Consolidated net income (loss)	(202,845)	(626,210)	157,877	(58,715)	10,433
Less amount attributable to noncontrolling interest	15,395	18,138	22,807	24,629	26,864
Net income (loss) attributable to the Company	$(218,240)	$(644,348)	$135,070	$(83,344)	$(16,431)

(1)
We recorded non-cash impairment charges of $7.8 million, $4.2 million, $7.3 million, $21.6 million and $3.5 million during 2018, 2017, 2016, 2015 and 2014, respectively. Our impairment charges are discussed more fully in Item 8 of Part II of this Annual Report on Form 10-K.

Net income (loss) attributable to the Company per common share:
Basic	$(0.60)	$(1.78)	$0.37	$(0.23)	$(0.05)
Weighted average common shares	361,740	361,141	360,294	359,508	358,565

Diluted	$(0.60)	$(1.78)	$0.37	$(0.23)	$(0.05)
Weighted average common shares	361,740	361,141	361,612	359,508	358,565

(In thousands)	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Current assets	$1,015,800	$974,172	$1,330,977	$1,556,884	$1,038,411
Property, plant and equipment, net	1,288,938	1,395,029	1,412,833	1,627,986	1,905,651
Total assets	4,522,028	4,670,782	5,708,370	6,295,975	6,279,011
Current liabilities	729,816	657,512	641,718	920,613	723,472
Long-term debt, net of current maturities	5,277,108	5,266,153	5,110,020	5,106,513	4,880,526
Stockholders’ deficit	(2,101,652)	(1,858,294)	(947,312)	(578,637)	(162,594)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Format of Presentation
Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes contained in Item 8 of this Annual Report on Form 10-K.  Our discussion is presented on both a consolidated and segment basis.  Clear Channel Outdoor Holdings, Inc.’s (the “Company,” “CCOH,” “we” or “us”) reportable operating segments are Americas outdoor advertising (“Americas”) and International outdoor advertising (“International”).  Our Americas and International segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types.
We manage our operating segments primarily focusing on their operating income, while Corporate expenses, Depreciation and amortization, Impairment charges, Other operating income (expense), net, Interest expense, Interest income on the intercompany note owed by iHeartCommunications to the Company (the “Due from iHeartCommunications Note”), Equity in earnings (loss) of nonconsolidated affiliates, Other income, net and Income tax benefit (expense) are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.
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
Management typically monitors our business by reviewing the average rates, average revenue per display, occupancy and inventory levels of each of our display types by market.
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
Americas
Our advertising rates are based on a number of different factors including location, competition, type and size of display, illumination, market and gross ratings points.  Gross ratings points are the total number of impressions delivered by a display or group of displays, expressed as a percentage of a market's population.  The number of impressions delivered by a display is measured by the number of people passing the site during a defined period of time.  For all of our billboards in the United States, we use independent, third-party auditing companies to verify the number of impressions delivered by a display.
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
International
Similar to our Americas business, advertising rates generally are based on the gross ratings points of a display or group of displays. The number of impressions delivered by a display, in some countries, is weighted to account for such factors as illumination, proximity to other displays and the speed and viewing angle of approaching traffic.  In addition, because our International advertising operations are conducted in foreign markets, including Europe, Asia and Latin America, management reviews the operating results from our foreign operations on a constant dollar basis.  A constant dollar basis allows for comparison of operations independent of foreign exchange movements.
Our International display inventory is typically sold to clients through network packages, with clients contracting for a day part, one or more days or one or more weeks (depending on the nature of the inventory), with terms of up to one year available as well.  Internationally, contracts with municipal and transit authorities for the right to place our street furniture and transit displays typically provide for terms ranging up to 15 years. The major difference between our International and Americas street furniture businesses is in the nature of the municipal contracts.  In our International business, these contracts typically require us to provide the municipality with a broader range of metropolitan amenities in exchange for which we are authorized to sell advertising space on certain sections of the structures we erect in the public domain.  A different regulatory environment for billboards and competitive bidding for street furniture and transit display contracts, which constitute a larger portion of our business internationally, may result in higher site lease costs in our International business.
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
Relationship with iHeartCommunications
There are several agreements which govern our relationship with iHeartCommunications, Inc. (“iHeartCommunications”), including a Master Agreement, a Corporate Services Agreement, an Employee Matters Agreement, a Tax Matters Agreement, a Trademark License Agreement and a number of other agreements with iHeartCommunications setting forth various matters governing our relationship with iHeartCommunications while it remains a significant stockholder in us (collectively, the "Intercompany Agreements").  iHeartCommunications has the right to terminate these agreements in various circumstances.  As of the date of the filing of this Annual Report on Form 10-K, no notice of termination of any of these agreements has been received from iHeartCommunications.  Our agreements with iHeartCommunications continued under the same terms and conditions subsequent to iHeartCommunications’ merger.
On March 14, 2018, iHeartMedia, Inc. the indirect parent of the Company and certain of its subsidiaries (“iHeartMedia”), including iHeartCommunications (collectively, the “Debtors”), filed voluntary petitions for reorganization (the “iHeart Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). The Company and its direct and indirect subsidiaries did not file voluntary petitions for relief under the Bankruptcy Code and are not Debtors in the iHeart Chapter 11 Cases.
The iHeart Chapter 11 Cases are being jointly administered under the caption In re: iHeartMedia, Inc. et al., Case No. 18-31274 (MI). The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. iHeartMedia’s modified fifth amended Plan of Reorganization (the “iHeart Plan of Reorganization”) was confirmed by the Bankruptcy Court on January 22, 2019
The iHeart Plan of Reorganization contemplates a restructuring of the Debtors whereby our business is proposed to be separated from iHeartCommunications upon consummation of the plan and the conclusion of the iHeart Chapter 11 Cases (the “Separation”). Effectiveness of the iHeart Plan of Reorganization and consummation of the Separation is subject to certain conditions, including the receipt of certain governmental approvals. Although the timing of when and if all such conditions will be satisfied or otherwise waived is inherently uncertain, iHeartMedia currently anticipates the iHeart Plan of Reorganization will become effective and iHeartMedia will emerge from Chapter 11 during the second quarter of 2019.

Our board of directors established the Special Committee to consider, review and negotiate certain transactions between iHeartCommunications and us in connection with the iHeart Chapter 11 Cases.
See Item 1 “Business--The iHeart Chapter 11 Cases and the Separation” for more information about the iHeart Plan of Reorganization and the Separation.
In accordance with the Master Agreement, our branch managers follow a corporate policy allowing iHeartCommunications to use, without charge, Americas’ displays they believe would otherwise be unsold.  iHeartCommunications bears the cost of producing the advertising and we bear the costs of installing and removing this advertising.
Under the Corporate Services Agreement, iHeartCommunications provides management services to us.  These services are charged to us based on actual direct costs incurred or allocated by iHeartCommunications based on headcount, revenue or other factors on a pro rata basis.  For the years ended December 31, 2018, 2017 and 2016, we recorded approximately $68.0 million, $68.7 million and $36.0 million, respectively, as a component of corporate expenses for these services.
The Trademark and License Agreement entitles us to use (1) on a nonexclusive basis, the "Clear Channel" trademark and the Clear Channel "outdoor" trademark logo with respect to day-to-day operations of our business worldwide and on the Internet, and (2) certain other Clear Channel marks in connection with our business. On February 9, 2017, we entered into a binding option and letter of intent with iHeartMedia granting us a binding option to purchase at fair value the registered trademarks and domain names owned by iHeartMedia and its subsidiaries that incorporate one or more of the words "Clear" and/or "Channel," and any translations or derivations of any of the foregoing, together with any goodwill associated therewith. This option was exercisable in our sole and absolute discretion at any time between February 23, 2018 and February 23, 2019. For the year ended December 31, 2018 and 2017, management service expenses included $38.7 million and $36.8 million, respectively, pursuant to the Trademark License Agreement.
These agreements will be terminated in connection with the consummation of the Separation.
Executive Summary
The key developments in our business for the year ended December 31, 2018 are summarized below:

•
Consolidated revenue increased $133.0 million during 2018 compared to 2017. Excluding a $30.5 million impact from movements in foreign exchange rates, consolidated revenue increased $102.5 million during 2018 compared to 2017.

•
On June 1, 2018, Clear Channel Outdoor, Inc. ("CCO"), a subsidiary of ours, refinanced the Company's senior revolving credit facility with a receivables-based credit facility that provides for revolving credit commitments of up to $75.0 million. On June 29, 2018, CCO entered into an amendment providing for a $50.0 million incremental increase of the facility, bringing the aggregate revolving credit commitments to $125.0 million. The facility has a five-year term, maturing in 2023.

Revenues and expenses “excluding the impact of foreign exchange movements” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented because management believes that viewing certain financial results without the impact of fluctuations in foreign currency rates facilitates period to period comparisons of business performance and provides useful information to investors.  Revenues and expenses “excluding the impact of foreign exchange movements” are calculated by converting the current period’s revenues and expenses in local currency to U.S. dollars using average foreign exchange rates for the prior period.

RESULTS OF OPERATIONS
Consolidated Results of Operations
The comparison of our historical results of operations for the year ended December 31, 2018 to the year ended December 31, 2017 is as follows:

(In thousands)	Years Ended December 31,		%
	2018	2017	Change
Revenue	$2,721,705	$2,588,702	5.1%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,470,668	1,409,767	4.3%
Selling, general and administrative expenses (excludes depreciation and amortization)	522,918	499,213	4.7%
Corporate expenses (excludes depreciation and amortization)	152,090	143,678	5.9%
Depreciation and amortization	318,952	325,991	(2.2)%
Impairment charges	7,772	4,159	86.9%
Other operating income, net	2,498	26,391	(90.5)%
Operating income	251,803	232,285	8.4%
Interest expense, net	388,133	379,701
Interest income on Due from iHeartCommunications	393	68,871
Loss on Due from iHeartCommunications	—	(855,648)
Equity in earnings (loss) of nonconsolidated affiliates	904	(990)
Other income (expense), net	(35,297)	28,755
Loss before income taxes	(170,330)	(906,428)
Income tax benefit (expense)	(32,515)	280,218
Consolidated net loss	(202,845)	(626,210)
Less amount attributable to noncontrolling interest	15,395	18,138
Net loss attributable to the Company	$(218,240)	$(644,348)
Consolidated Revenue
Consolidated revenue increased $133.0 million during the year ended December 31, 2018 compared to 2017. Excluding a $30.5 million impact from movements in foreign exchange rates, consolidated revenue increased $102.5 million during 2018 compared to 2017. The increase in consolidated revenue is primarily due to higher revenue from our International business, driven by growth across our European and Asian businesses. Revenue was also higher in our Americas business.
Consolidated Direct Operating Expenses
Consolidated direct operating expenses increased $60.9 million during the year ended December 31, 2018 compared to 2017. Excluding the $23.1 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $37.8 million during 2018 compared to 2017. Higher direct operating expenses in our International business, driven by revenue growth in various countries, was partially offset by lower direct operating expenses in our Americas business, primarily as a result of the sale of our business in Canada in August 2017.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $23.7 million during the year ended December 31, 2018 compared to 2017. Excluding the $6.7 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $17.0 million during 2018 compared to 2017. The increase in our SG&A expenses resulted primarily from higher expenses in our International business.

Corporate Expenses
Corporate expenses increased $8.4 million during the year ended December 31, 2018 compared to 2017. Excluding the $1.0 million impact from movements in foreign exchange rates, corporate expenses increased $7.4 million during 2018 compared to 2017, primarily as a result of higher employee-related expenses, including variable incentive compensation resulting from higher profitability at both of our segments, as well as employee benefits expense. These increases were partially offset by lower management fees.
Depreciation and Amortization
Depreciation and amortization decreased $7.0 million during the year ended December 31, 2018 compared to 2017 primarily due to assets becoming fully depreciated or fully amortized.
Impairment Charges
We perform our annual impairment test on our goodwill, billboard permits, and other intangible assets as of July 1 of each year.  In addition, we test for impairment of property, plant and equipment whenever events and circumstances indicate that depreciable assets might be impaired.  As a result of these impairment tests, we recorded an impairment charge of $7.8 million related to permits in one market in our Americas segment during the year ended December 31, 2018. During the year ended December 31, 2017, we recognized a $4.2 million impairment related to goodwill in one International business.  Please see Note 3 to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for a further description of the impairment charges.
Other Operating Income, Net
Other operating income, net was $2.5 million for 2018.
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
Interest Expense, net
Interest expense, net increased $8.4 million in 2018 compared to 2017, primarily due to the issuance by Clear Channel International B.V. ("CCIBV"), our indirect subsidiary, of $150.0 million in aggregate principal amount of 8.75% Senior Notes due 2020 (the "CCIBV Senior Notes") as additional notes under the indenture governing CCIBV's existing CCIBV Senior Notes during the third quarter of 2017.
Interest Income on Due from iHeartCommunications
Interest income on Due to/from iHeartCommunications, net decreased $68.5 million during the year ended December 31, 2018, compared to 2017 as we ceased recording interest income on the pre-petition balance due from iHeartCommunications as the collectability of the interest was not considered probable. See Note 7 to our Consolidated Financial Statements located in Part II of this Annual Report on Form 10-K.
Loss on Due from iHeartCommunications
Loss on Due from iHeartCommunications included the $855.6 million impairment of the Due from iHeartCommunications Note, which was recorded as a result of the iHeart Chapter 11 Cases.
Equity in Earnings (Loss) of Nonconsolidated Affiliates
Equity in earnings of nonconsolidated affiliates of $0.9 million for 2018 included the earnings from our equity investments in our Americas and International segments. Equity in loss of nonconsolidated affiliates of $1.0 million for 2017 included the loss from our equity investments in our Americas and International segments.
Other Income (Expense), Net
Other expense, net was $35.3 million for 2018. Other income, net was $28.8 million for 2017. These amounts relate primarily to net foreign exchange gains and losses recognized in connection with intercompany notes denominated in foreign currencies.

Income Tax Expense
Our operations are included in a consolidated income tax return filed by iHeartMedia.  However, for our financial statements, our provision for income taxes was computed as if we file separate consolidated federal income tax returns with our subsidiaries.

On December 22, 2017, the U.S. government enacted comprehensive income tax legislation, referred to as The Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new U.S. taxes on certain foreign earnings. To account for the reduction in the U.S. federal corporate income tax rate, we remeasured our deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future, generally 21%, which resulted in the recording of a provisional deferred tax benefit of $228.0 million during 2017. To determine the impact from the one-time transition tax on accumulated foreign earnings, we analyzed our cumulative foreign earnings and profits in accordance with the rules provided in the Tax Act and determined that no transition tax was due as a result of the net accumulated deficit in our foreign earnings and profits.  As of December 31, 2018, we have completed our accounting for all of the enactment-date income tax effects of the Tax Act and determined that no material adjustments were required to our provisional amounts recorded as of December 31, 2017.

The effective tax rate for 2018 was (19.1)% and was primarily impacted by the $50.3 million deferred tax expense recorded in connection with the valuation allowances recorded against federal and state deferred tax assets generated in the current period due to the uncertainty of the ability to utilize those assets in future periods. In addition, losses in certain foreign jurisdictions were not benefited primarily due to the uncertainty of the ability to utilize those losses in future periods.
The effective tax rate for 2017 was 30.9% and was primarily impacted by the $228.0 million provisional deferred tax benefit recorded in connection with the reduction of the U.S. federal corporate income tax rate to 21% upon enactment of the Tax Act mentioned above.
Americas Results of Operations
Our Americas operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2018	2017	Change
Revenue	$1,189,348	$1,161,059	2.4%
Direct operating expenses	524,659	527,536	(0.5)%
SG&A expenses	199,688	197,390	1.2%
Depreciation and amortization	166,806	179,119	(6.9)%
Operating income	$298,195	$257,014	16.0%
Americas revenue increased $28.3 million during 2018 compared to 2017. The increase in revenue was due to increases in both digital and print revenue, partially offset by a $13.7 million decrease in revenue resulting from the sale of our Canadian business in August 2017.
Americas direct operating expenses decreased $2.9 million during 2018 compared to 2017. The decrease was driven by a $10.3 million decrease in direct operating expenses resulting from the sale of our Canadian market, partially offset by higher site lease expenses. Americas SG&A expenses increased $2.3 million during 2018 compared to 2017, primarily due to higher employee compensation expense, including variable incentive compensation, partially offset by a $3.3 million decrease in SG&A expenses resulting from the sale of our Canadian market.

International Results of Operations
Our International operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2018	2017	Change
Revenue	$1,532,357	$1,427,643	7.3%
Direct operating expenses	946,009	882,231	7.2%
SG&A expenses	323,230	301,823	7.1%
Depreciation and amortization	148,199	141,812	4.5%
Operating income	$114,919	$101,777	12.9%
International revenue increased $104.7 million during 2018 compared to 2017. Excluding the $30.5 million impact from movements in foreign exchange rates, International revenue increased $74.2 million during 2018 compared to 2017. The increase in revenue is due to growth in multiple countries, including Sweden, China, Spain, Switzerland, Ireland, France, Finland and the United Kingdom, primarily from new deployments and digital expansion.
International direct operating expenses increased $63.8 million during 2018 compared to 2017. Excluding the $23.1 million impact from movements in foreign exchange rates, International direct operating expenses increased $40.7 million during 2018 compared to 2017. The increase was driven by higher site lease expenses related to new contracts and higher revenues. International SG&A expenses increased $21.4 million during 2018 compared to 2017. Excluding the $6.7 million impact from movements in foreign exchange rates, International SG&A expenses increased $14.7 million during 2018 compared to 2017. The increase in SG&A expenses primarily related to higher spending on strategic revenue and efficiency initiatives, as well as higher employee-related expenses in countries experiencing growth.
Consolidated Results of Operations
The comparison of our historical results of operations for the year ended December 31, 2017 to the year ended December 31, 2016 is as follows:

(In thousands)	Years Ended December 31,		%
	2017	2016	Change
Revenue	$2,588,702	$2,679,822	(3.4)%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,409,767	1,418,319	(0.6)%
Selling, general and administrative expenses (excludes depreciation and amortization)	499,213	515,421	(3.1)%
Corporate expenses (excludes depreciation and amortization)	143,678	117,436	22.3%
Depreciation and amortization	325,991	344,124	(5.3)%
Impairment charges	4,159	7,274	(42.8)%
Other operating income, net	26,391	354,688	(92.6)%
Operating income	232,285	631,936	(63.2)%
Interest expense, net	379,701	375,029
Interest income on Due from iHeartCommunications	68,871	50,309
Loss on Due from iHeartCommunications	(855,648)	—
Equity in loss of nonconsolidated affiliates	(990)	(1,689)
Other income (expense), net	28,755	(70,151)
Income (loss) before income taxes	(906,428)	235,376
Income tax benefit (expense)	280,218	(77,499)
Consolidated income (loss)	(626,210)	157,877
Less amount attributable to noncontrolling interest	18,138	22,807
Net income (loss) attributable to the Company	$(644,348)	$135,070

Consolidated Revenue
Consolidated revenue decreased $91.1 million during 2017 compared to 2016. Excluding an $8.6 million impact from movements in foreign exchange rates, consolidated revenue decreased $99.7 million during 2017 compared to 2016. The decrease in consolidated revenue is primarily due to the sales of our businesses in Australia and Turkey in 2016 and Canada in 2017, which generated revenue of $13.7 million and $149.4 million in the years ended December 31, 2017 and 2016, respectively. This decrease was partially offset by revenue growth in our International business as a result of new contracts and digital expansion.
Consolidated Direct Operating Expenses
Consolidated direct operating expenses decreased $8.6 million during 2017 compared to 2016. Excluding the $4.0 million impact from movements in foreign exchange rates, consolidated direct operating expenses decreased $12.6 million during 2017 compared to 2016 due to the sales of our businesses in Australia and Turkey in 2016 and Canada in 2017. This decrease was partially offset by higher site lease expense related to new contracts.
Consolidated SG&A Expenses
Consolidated SG&A expenses decreased $16.2 million during 2017 compared to 2016. Excluding the $2.8 million impact from movements in foreign exchange rates, consolidated SG&A expenses decreased $19.0 million during 2017 compared to 2016. SG&A expenses were lower primarily due to the sales of our businesses in Australia and Turkey in 2016 and Canada in 2017.
Corporate Expenses
Corporate expenses increased $26.2 million during 2017 compared to 2016. Excluding the $1.4 million impact from movements in foreign exchange rates, corporate expenses increased $27.6 million during 2017 compared to 2016 primarily due to the $36.7 million trademark license fee paid to iHeartMedia, Inc. (see Note 7 to our Consolidated Financial Statements located in Part II of this Annual Report on Form 10-K). The increase in Corporate expenses is partially offset by a decrease in executive and share-based compensation expense.
Depreciation and Amortization
Depreciation and amortization decreased $18.1 million during 2017 compared to 2016 primarily due to the sale of the Australia and Turkey businesses and assets becoming fully depreciated or fully amortized.
Impairment Charges
We perform our annual impairment test on our goodwill, billboard permits, and other intangible assets as of July 1 of each year.  In addition, we test for impairment of property, plant and equipment whenever events and circumstances indicate that depreciable assets might be impaired.  As a result of these impairment tests, during 2017, we recorded an impairment charge of $1.6 million during 2017 related to goodwill in one International business. In addition, the Company recognized an impairment of $2.6 million during 2017 in relation to advertising assets that were no longer usable in one country in our International segment.   During 2016, we recognized a $7.3 million impairment related to goodwill in one International business.  Please see Note 3 to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for a further description of the impairment charges.
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
Interest Expense, Net
Interest expense, net increased $4.7 million in 2017 compared to 2016, due primarily to new debt issuances.

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
Loss on Due from iHeartCommunications
Loss on Due from iHeartCommunications included the $855.6 million impairment of the Due from iHeartCommunications Note, which was recorded as a result of the iHeart Chapter 11 Cases.
Equity in Loss of Nonconsolidated Affiliates
Equity in loss of nonconsolidated affiliates of $1.0 million and $1.7 million for 2017 and 2016, respectively, included the loss from our equity investments in our Americas and International segments.
Other Income (Expense), Net
Other income, net was $28.8 million for 2017. Other expense, net was $70.2 million for 2016. These amounts relate primarily to net foreign exchange gains and losses recognized in connection with intercompany notes denominated in foreign currencies.
Income Tax Benefit (Expense)
Our operations are included in a consolidated income tax return filed by iHeartMedia.  However, for our financial statements, our provision for income taxes was computed as if we file separate consolidated federal income tax returns with our subsidiaries.
On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new U.S. taxes on certain foreign earnings. To account for the reduction in the U.S. federal corporate income tax rate, we remeasured our deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future, generally 21%, which resulted in the recording of a provisional deferred tax benefit of $228.0 million during 2017. To determine the impact from the one-time transition tax on accumulated foreign earnings, we analyzed our cumulative foreign earnings and profits in accordance with the rules provided in the Tax Act and determined that no transition tax was due as a result of the net accumulated deficit in our foreign earnings and profits.  As of December 31, 2018, we have completed our accounting for all of the enactment-date income tax effects of the Tax Act and determined that no material adjustments were required to our provisional amounts recorded as of December 31, 2017.

The effective tax rate for 2017 was 30.9% and was primarily impacted by the $228.0 million provisional deferred tax benefit recorded in connection with the reduction of the U.S. federal corporate income tax rate to 21% upon enactment of the Tax Act mentioned above.
The effective tax rate for 2016 was 32.9% and was primarily impacted by the deferred tax benefits recorded in the current period for the release of valuation allowances in the U.S. and France. The release of the valuation allowance of $32.9 million in the U.S. was primarily due to the taxable income generated from the sale of nine non-strategic U.S. outdoor markets during the first quarter of 2016 and the release of valuation allowance in France of $43.3 million was due to positive evidence that existed related to the Company’s ability to utilize certain net operating loss carryforwards in the future. The deferred tax benefits described above were partially offset by $54.7 million in tax expense attributable to the sale of our business in Australia during the period.

Americas Results of Operations
Our Americas operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2017	2016	Change
Revenue	$1,161,059	$1,187,180	(2.2)%
Direct operating expenses	527,536	528,769	(0.2)%
SG&A expenses	197,390	203,427	(3.0)%
Depreciation and amortization	179,119	175,438	2.1%
Operating income	$257,014	$279,546	(8.1)%
Americas revenue decreased $26.1 million during 2017 compared to 2016. The decrease in revenue was primarily due to the $17.9 million impact resulting from the sales of non-strategic outdoor markets during the first quarter of 2016 and our Canadian business in the third quarter of 2017. The impact of exchanging our Indianapolis market for cash and assets in Atlanta in the first quarter of 2017 also contributed to the decrease in revenue. These decreases were partially offset by higher revenue from new and existing airport contracts.
Americas direct operating expenses decreased $1.2 million during 2017 compared to 2016. The decrease in direct operating expenses was driven primarily by the $13.2 million decrease in expense due to the impact of the sales of non-strategic outdoor markets during the first quarter of 2016 and our Canadian business in the third quarter of 2017, partially offset by higher site lease expenses related to new and existing airport contracts and print displays. Americas SG&A expenses decreased $6.0 million during 2017 compared to 2016. The decrease in SG&A expenses was primarily due to lower bad debt expense and the $2.5 million impact resulting from the sales of non-strategic outdoor markets in the first quarter of 2016 and the sale of our Canadian business in the third quarter of 2017, and the exchange of outdoor markets in the first quarter of 2017.
International Results of Operations
Our International operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2017	2016	Change
Revenue	$1,427,643	$1,492,642	(4.4)%
Direct operating expenses	882,231	889,550	(0.8)%
SG&A expenses	301,823	311,994	(3.3)%
Depreciation and amortization	141,812	162,974	(13.0)%
Operating income	$101,777	$128,124	(20.6)%
International revenue decreased $65.0 million during 2017 compared to 2016. Excluding the $8.6 million impact from movements in foreign exchange rates, International revenue decreased $73.6 million during 2017 compared to 2016. The decrease in revenue is due to a $117.8 million decrease in revenue resulting from the sale of our businesses in Australia and Turkey in 2016. This was partially offset by growth across other markets including Spain, the United Kingdom, Switzerland and China, primarily from new contracts and digital expansion.
International direct operating expenses decreased $7.3 million during 2017 compared to 2016. Excluding the $4.0 million impact from movements in foreign exchange rates, International direct operating expenses decreased $11.3 million during 2017 compared to 2016. The decrease was driven by a $70.3 million decrease in direct operating expenses resulting from the 2016 sales of our businesses in Australia and Turkey, partially offset by higher site lease and production expenses primarily in countries experiencing revenue growth. International SG&A expenses decreased $10.2 million during 2017 compared to 2016. Excluding the $2.8 million impact from movements in foreign exchange rates, International SG&A expenses decreased $13.0 million during 2017 compared to 2016. The decrease in SG&A expenses was primarily due to a $22.6 million decrease resulting from the sale of our businesses in Australia and Turkey, partially offset by higher spending related to growth in certain countries.
Depreciation and amortization decreased $21.2 million primarily due to the sale of our businesses in Australia and Turkey in 2016 and assets becoming fully depreciated or fully amortized.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Years Ended December 31,
	2018	2017	2016
Americas	$298,195	257,014	279,546
International	114,919	101,777	128,124
Impairment charges	(7,772)	(4,159)	(7,274)
Corporate and other (1)	(156,037)	(148,738)	(123,148)
Other operating income, net	2,498	26,391	354,688
Consolidated operating income	$251,803	$232,285	$631,936

(1)	Corporate and other includes expenses related to Americas and International and as well as overall executive, administrative and support functions.
Share-Based Compensation Expense
As of December 31, 2018, there was $15.5 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  Based on the terms of the award agreements, this cost is expected to be recognized over a weighted average period of approximately three years.
Share-based compensation expenses are recorded in corporate expenses and were $8.5 million, $9.6 million and $10.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the years ended December 31, 2018, 2017 and 2016.

(In thousands)	Years Ended December 31,
	2018	2017	2016
Cash provided by (used for):
Operating activities	$187,275	$160,118	$308,510
Investing activities	$(203,592)	$(154,522)	$574,080
Financing activities	$40,686	$(379,513)	$(726,499)

Operating Activities
2018
Cash provided by operating activities was $187.3 million in 2018 compared to $160.1 million of cash provided by operating activities in 2017.  Our consolidated net loss included $395.5 million of non-cash items in 2018.  Our consolidated net loss in 2017 included $840.0 million of non-cash items. Non-cash items affecting our net loss include impairment charges, depreciation and amortization, deferred taxes, provision for doubtful accounts, amortization of deferred financing charges and note discounts, net, share-based compensation, gain on disposal of operating and fixed assets, loss on Due from iHeartCommunications, (gain) loss on investments, equity in loss of nonconsolidated affiliates and other reconciling items, net as presented on the face of the consolidated statement of cash flows. The increase in cash provided by operating activities is primarily attributed to changes in working capital balances, particularly deferred income, accounts payable and accrued expenses, driven primarily by the timing of payments.
2017
Cash provided by operating activities was $160.1 million in 2017 compared to $308.5 million of cash provided in 2016.  Our consolidated net loss included $840.0 million of non-cash items in 2017.  Our consolidated net income in 2016 included $122.1 million of non-cash items. Non-cash items affecting our net loss include impairment charges, depreciation and amortization, deferred taxes, provision for doubtful accounts, amortization of deferred financing charges and note discounts, net, share-based compensation, gain on disposal of operating and fixed assets, loss on Due from iHeartCommunications, (gain) loss on investments, equity in loss of nonconsolidated affiliates and other reconciling items, net as presented on the face of the consolidated statement of cash flows. The decrease in cash provided by operating activities is primarily attributed to lower operating income as well as changes in working capital balances, particularly accounts receivable at our International business, which was impacted by slower collections.
2016
Cash provided by operating activities was $308.5 million in 2016 compared to $298.7 million of cash provided in 2015.  Our consolidated net income included $122.1 million of non-cash items in 2016.  Our consolidated net loss in 2015 included $415.5 million of non-cash items. Non-cash items affecting our net loss include impairment charges, depreciation and amortization, deferred taxes, provision for doubtful accounts, amortization of deferred financing charges and note discounts, net, share-based compensation, gain on disposal of operating and fixed assets, equity in (earnings) loss of nonconsolidated affiliates and other reconciling items, net as presented on the face of the consolidated statement of cash flows.  The increase in cash provided by operating activities is primarily attributed to changes in working capital balances, particularly accounts receivable, which was driven primarily by lower revenues and improved collections, partially offset by an increase in cash paid for interest.

Investing Activities
2018
Cash used for investing activities of $203.6 million during 2018 reflected our capital expenditures of $211.1 million.  We spent $76.8 million in our Americas segment primarily related to the construction of new advertising structures such as digital displays, $130 million in our International segment primarily related to street furniture advertising and digital billboard structures, and $4.3 million by Corporate primarily related to equipment and software. This cash usage was partially offset by $9.8 million of net cash proceeds from the disposals of assets.
2017
Cash used for investing activities of $154.5 million during 2017 reflected our capital expenditures of $224.2 million.  We spent $70.9 million in our Americas segment primarily related to the construction of new advertising structures such as digital displays, $150.0 million in our International segment primarily related to street furniture advertising and digital billboard structures, and $3.3 million by Corporate primarily related to equipment and software. This cash usage was partially offset by $72.0 million of net cash proceeds from the disposals of assets.
2016
Cash provided by investing activities of $574.1 million during 2016 primarily reflected $592.3 million of net cash proceeds from the sale of nine non-strategic outdoor markets including Cleveland and Columbus, Ohio, Des Moines, Iowa, Ft. Smith, Arkansas, Memphis, Tennessee, Portland, Oregon, Reno, Nevada, Seattle, Washington and Wichita, Kansas, and the sale of our business in Australia for $195.7 million, net of cash retained by the purchaser and closing costs. Those sale proceeds were partially offset by $229.8 million used for capital expenditures.  We spent $78.3 million in our Americas segment primarily related to the construction of new advertising structures such as digital displays, $146.9 million in our International segment primarily related to street furniture advertising structures, and $4.6 million by Corporate primarily related to equipment and software.
Financing Activities
2018
Cash provided by financing activities of $40.7 million during 2018 primarily reflected net transfers of $78.8 million in cash from iHeartCommunications, which represents the activity related to the intercompany arrangement with iHeartCommunications, partially offset by cash dividends paid in the aggregate amount of $30.7 million.
2017
Cash used for financing activities of $379.5 million during 2017 primarily reflected cash dividends paid in the aggregate amount of $332.8 million and net transfers of $181.9 million in cash to iHeartCommunications, which represents the activity in the “Due from iHeartCommunications” account, partially offset by proceeds from the issuance by CCIBV of $150.0 million of additional CCIBV Senior Notes, which were issued at a premium, resulting in $156.0 million in proceeds.
2016
Cash used for financing activities of $726.5 million during 2016 primarily reflected two cash dividends paid in the aggregate amount of $755.5 million, partially offset by net transfers of $45.1 million in cash from iHeartCommunications, which represents the activity in the “Due from iHeartCommunications” account.
Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, cash flow from operations, cash from the intercompany arrangement with iHeartCommunications described below and our receivables-based credit facility.  Following the Separation, the intercompany arrangements with iHeartCommunications will cease, and we expect to have the iHeartCommunications Line of Credit and the proceeds from the issuance of CCOH Preferred Stock as a source of liquidity.  As of December 31, 2018, we had $182.5 million of cash on our balance sheet, including $162.4 million of cash held outside the U.S. by our subsidiaries, a portion of which is held by non-wholly owned subsidiaries or is otherwise subject to certain restrictions and not readily accessible to us.  Excess cash from our foreign operations may be transferred to our operations in the United States if needed to fund operations in the United States, subject to the foreseeable cash needs of our foreign operations and the mutual agreement of iHeartCommunications and us.  If any excess cash held by our foreign subsidiaries were needed to fund operations in the U.S., we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes as a result of significant deficits, as calculated for tax law purposes, in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital. Additionally, as a result of U.S. tax reform, future dividend distributions from our international subsidiaries are exempt from U.S. federal income tax beginning January 1, 2018.

Our primary uses of liquidity are for our working capital, capital expenditure, debt service and other funding requirements.  At December 31, 2018, we had debt maturities totaling $0.2 million, $2,575.3 million and $0.3 million in 2019, 2020 and 2021, respectively. On February 12, 2019, our subsidiary Clear Channel Worldwide Holdings, Inc. (“CCWH”) refinanced its 7.625% Series A Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and 7.625% Series B Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes” and together with the Series A Subordinated Notes, the “CCWH Subordinated Notes”), which matured in March 2020, with an aggregate principal amount of $2,235 million of new Senior Subordinated Notes due 2024 (the “New CCWH Subordinated Notes”), which were scheduled to mature in February 2024. Giving effect to this offering, at December 31, 2018, we would have had debt maturities totaling $0.2 million, $375.3 million and $0.3 million in 2019, 2020 and 2021, respectively.
A substantial amount of our cash requirements are for debt service obligations.  During the year ended December 31, 2018, we spent $375.5 million of cash on interest on our debt. We anticipate having approximately $346.3 million of cash interest payment obligations in 2019.  Our significant interest payment obligations reduce our financial flexibility, make us more vulnerable to changes in operating performance and economic downturns generally, reduce our liquidity over time and could negatively affect our ability to obtain additional financing in the future.
Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations, cash from the intercompany arrangement with iHeartCommunications described below, borrowing capacity under our receivables-based credit facility, together with supplemental liquidity support from iHeartCommunications under the iHeart Line of Credit, and anticipated proceeds from the CCOH Preferred Stock, will enable us to meet our working capital, capital expenditure, debt service and other funding requirements, including the debt service on the CCWH Senior Notes, the New CCWH Subordinated Notes and the CCIBV Senior Notes, for at least the next 12 months.  We believe our long-term plans, which include promoting outdoor media spending, capitalizing on our diverse geographic and product opportunities and the continued deployment of digital displays and addressing our capital structure and reducing leverage, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements in the long term. However, our anticipated results are subject to significant uncertainty. Our ability to fund our working capital, capital expenditures, debt service and other obligations depends on our future operating performance, cash from operations and our ability to obtain supplemental liquidity, if necessary, and manage our liquidity following the Separation.
Historically, our cash management arrangement with iHeartCommunications has been our only committed external source of liquidity. When our business is separated from iHeartCommunications, we will become more dependent upon our ability to generate cash or obtain additional financing to meet our liquidity needs. Even if we are able to obtain our expected recoveries under the Due from iHeartCommunications Note, the anticipated proceeds of CCOH Preferred Stock and borrowing under the iHeart Line of Credit, we may need to obtain additional financing, from iHeartCommunications or its subsidiaries, or from banks or other lenders, or through public offerings or private placements of debt or equity, strategic relationships or other arrangements, or from a combination of these sources, in the future.  There can be no assurance that financing alternatives will be available in sufficient amounts or on terms acceptable to us in the future due to market conditions, our financial condition, our liquidity constraints, our lack of history operating as a company independent from iHeartCommunications or other factors, many of which are beyond our control. Even if financing alternatives are available to us, we may not find them suitable or at comparable interest rates to the indebtedness being refinanced, and our annual cash interest payment obligations could increase further. In addition, the terms of our existing or future debt agreements may restrict us from securing financing on terms that are available to us at that time. In addition to the need to refinance our various indebtedness at or before maturity, if we are unable to generate sufficient cash through our operations or obtain sources of supplemental liquidity when our business is separated from iHeartCommunications, we could face substantial liquidity problems, which could have a material adverse effect on our financial condition and on our ability to meet our obligations.
iHeartCommunications provides the day-to-day cash management services for our cash activities and balances in the U.S. We do not have any material committed external sources of capital other than iHeartCommunications, and iHeartCommunications is not required to provide us with funds to finance our working capital or other cash requirements. We have no access to the cash transferred from us to iHeartCommunications under the cash management arrangement. Before the filing of the iHeart Chapter 11 Cases, the net amount due to us from iHeartCommunications under this cash management arrangement was represented by the Due from iHeartCommunications Note. Pursuant to an order entered by the Bankruptcy Court in the iHeart Chapter 11 Cases, as of March 14, 2018, the balance of the Due from iHeartCommunications Note immediately prior to the commencement of the iHeart Chapter 11 Cases was frozen, and following March 14, 2018, intercompany allocations that would have been reflected in adjustments to the balance of the Due from iHeartCommunications Note are instead reflected in a new intercompany balance that accrues interest at a rate equal to the interest under the Due from iHeart Communications Note. The Bankruptcy Court entered an order to allow iHeartCommunications to continue to provide the day-to-day cash management services for us during the iHeart Chapter 11 Cases and we expect it to continue to do so until such arrangements are addressed through the iHeart Chapter 11 Cases. As of December 31, 2018, we owed $21.6 million to iHeartCommunications under this intercompany arrangement with iHeartCommunications. iHeartCommunications has agreed to waive this payment under the Settlement Agreement.
We are an unsecured creditor of iHeartCommunications with respect to amounts owed under the Due from iHeartCommunications Note. Pursuant to the terms of the Settlement Agreement and the iHeartMedia Plan of Reorganization, we will not recover the full balance of the now-frozen Due from iHeartCommunications Note upon the implementation of the iHeartMedia Plan of Reorganization. See “--Promissory Notes with iHeartCommunications” below for a discussion of the current balance of and expected recovery under the Due from iHeartCommunications Note. If we do not recognize the expected recovery under the Due from iHeartCommunications Note, or if we do not otherwise obtain sufficient supplemental liquidity, we could experience a liquidity shortfall. In addition, any repayments that we received on the Due from iHeartCommunications Note during the one-year preference period prior to the filing of the iHeart Chapter 11 Cases may potentially be avoidable as a preference and subject to recovery by the iHeartCommunications bankruptcy estate, which could further exacerbate any liquidity shortfall.
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
We were in compliance with the covenants contained in our material financing agreements as of December 31, 2018.
We frequently evaluate strategic opportunities both within and outside our existing lines of business.  We expect from time to time to dispose of certain businesses and may pursue acquisitions.  These dispositions or acquisitions could be material.
Sources of Capital
As of December 31, 2018 and 2017, we had the following debt outstanding, cash and cash equivalents and amounts due from iHeartCommunications:

	December 31,
(In millions)	2018	2017
Clear Channel Worldwide Holdings Senior Notes due 2022	$2,725.0	$2,725.0
Clear Channel Worldwide Holdings Senior Subordinated Notes due 2020(1)	2,200.0	2,200.0
Receivables Based Credit Facility due 2023(2)	—	—
Clear Channel International B.V. Senior Notes due 2020	375.0	375.0
Other debt	3.9	2.4
Original issue discount	(0.7)	(0.2)
Long-term debt fees	(25.9)	(35.5)
Total debt	5,277.3	5,266.7
Less: Cash and cash equivalents	182.5	144.1
Less: Due from iHeartCommunications	154.8	212.0
Less: Due to iHeartCommunications, post iHeart Chapter 11 Cases	(21.6)	—
	$4,961.6	$4,910.6

(1)
In February 2019, CCWH refinanced its $275.0 million aggregate principal amount of Series A CCWH Subordinated Notes and $1,925.0 million aggregate principal amount of Series B CCWH Subordinated Notes with the proceeds of $2,235.0 million aggregate principal amount of New CCWH Subordinated Notes.

(2)
On June 1, 2018 (the "Closing Date"), CCO, a subsidiary of ours, refinanced our senior revolving credit facility with a receivables-based credit facility that provided for revolving credit commitments of up to $75.0 million. On June 29, 2018, CCO entered into an amendment providing for a $50.0 million incremental increase of the facility, bringing the aggregate revolving credit commitments to $125.0 million. The facility has a five-year term, maturing in 2023. As of December 31, 2018, we had $94.4 million of letters of credit outstanding, and $30.6 million of availability, under the senior revolving credit facility. Certain additional restrictions, including a springing financial covenant, take effect at decreased levels of excess availability.

We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities.  Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Promissory Notes with iHeartCommunications
We maintain accounts that represent net amounts due to or from iHeartCommunications, which are recorded as “Due from iHeartCommunications” on our consolidated balance sheets.  Before the filing of the iHeart Chapter 11 Cases, the accounts were represented by the revolving promissory note issued by us to iHeartCommunications (the Due to iHeartCommunications Note) and the Due from iHeartCommunications Note, in each case in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances.  The revolving promissory notes were generally payable on demand and were scheduled to mature on May 15, 2019.  Included in the accounts are the net activities resulting from day-to-day cash management services provided by iHeartCommunications.  Such day-to-day cash management services relate only to our cash activities and balances in the U.S. and exclude any cash activities and balances of our non-U.S. subsidiaries.
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
At December 31, 2018, the principal amount outstanding under the Due from iHeartCommunications Note was $1,031.7 million. We did not expect that we would be able to recover all of the amounts owed to us under the Due from iHeartCommunications Note upon the implementation of the iHeartMedia Plan of Reorganization (or any other plan of reorganization that is ultimately accepted by the requisite vote of creditors and approved by the Bankruptcy Court). As a result, we recognized a loss of $855.6 million on the Due from iHeartCommunications Note during the fourth quarter of 2017 to reflect the estimated recoverable amount of the note, based on management's best estimate of the cash settlement amount. In addition, upon the filing of the iHeart Chapter 11 Cases on March 14, 2018, we ceased recording interest income on the Due from iHeartCommunications Note, which amounted to $21.3 million for the period from January 1, 2018 to March 14, 2018, as the collectability of the interest was not considered probable. As a result of the $855.6 million allowance on the Due from iHeartCommunications Note recognized during the fourth quarter of 2017 and the $21.3 million reserve recognized in relation to interest incurred during the pre-petition period in the three months ended March 31, 2018, the outstanding principal amount of $1,031.7 million was reduced to $154.8 million as of December 31, 2018 on our consolidated balance sheet. Pursuant to the Settlement Agreement, we agreed that we will recover 14.44%, or approximately $149.0 million, in cash on our allowed claim of $1,031.7 million under the Due from iHeartCommunications Note.
As of December 31, 2018, we had no borrowings under the Due to iHeartCommunications Note, and we owed $21.6 million to iHeartCommunications under the intercompany arrangement with iHeartCommunications approved by the Bankruptcy Court in the iHeart Chapter 11 Cases. iHeartCommunications has agreed to waive this payment under the Settlement Agreement.
If we are unable to obtain financing from iHeartCommunications under the intercompany arrangement approved by the Bankruptcy Court during the iHeart Chapter 11 Cases, we may need to obtain additional financing from third party sources. Even if we are able to obtain our expected recoveries under the Due from iHeartCommunications Note and the anticipated proceeds of CCOH Preferred Stock to be issued upon consummation of the iHeart Chapter 11 Cases, we may need to obtain additional financing, from iHeartCommunications or its subsidiaries, or from banks or other lenders, or through public offerings or private placements of debt or equity, strategic relationships or other arrangements, or from a combination of these sources, in the future.  We may be unable to successfully obtain additional debt or equity financing on satisfactory terms or at all.
As long as the Master Agreement continues to govern the relationship between iHeartCommunications and us, iHeartCommunications will have the option to limit our ability to incur debt or issue equity securities, among other limitations, which could adversely affect our ability to meet our liquidity needs.  Under the Master Agreement with iHeartCommunications, we are limited in our borrowings from third parties to no more than $400.0 million at any one time outstanding, without the prior written consent of iHeartCommunications. Under the Settlement Agreement, iHeartCommunications waived its right under the Master Agreement to consent to our ability to replace or refinance the CCWH Subordinated Notes effective immediately upon the confirmation of the iHeartMedia Plan of Reorganization, which occurred on January 22, 2019. Accordingly, we refinanced these notes on February 12, 2019 with the proceeds of New CCWH Subordinated Notes without consent from iHeartCommunications. However, this waiver does not extend to any other refinancing activity or any of the other activities listed above that we may seek to pursue prior to the Separation and therefore, the restrictions contained in these agreements continue to limit our ability to finance operations and capital needs. The Master Agreement will terminate with the consummation of the Separation.
CCWH Senior Notes
As of December 31, 2018, CCWH senior notes represented $2.7 billion aggregate principal amount of indebtedness outstanding, which consisted of $735.8 million aggregate principal amount of Series A Senior Notes due 2022 (the “Series A

CCWH Senior Notes”) and $1,989.2 million aggregate principal amount of Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes” and together, the "CCWH Senior Notes").  The CCWH Senior Notes are guaranteed by us, CCO and certain of our direct and indirect subsidiaries.
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
Our consolidated leverage ratio, defined as total debt divided by adjusted EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 8.7:1 at December 31, 2018, and senior leverage ratio, defined as senior debt divided by adjusted EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 4.5:1 at December 31, 2018.  As required by the definition of adjusted EBITDA in the CCWH Senior Notes indentures, our adjusted EBITDA for the preceding four quarters of $612.4 million is calculated as operating income (loss) before depreciation, amortization, impairment charges and other operating income (expense), net, plus share-based compensation, and is further adjusted for the following: (i) costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses; (iii) non-cash charges; and (iv) various other items. Because our consolidated leverage ratio exceeded the limit in the incurrence tests described above, we are not currently permitted to incur additional indebtedness using the incurrence test in the Series A CCWH Senior Notes indenture and the Series B CCWH Senior Notes indenture, and we are not currently permitted to pay dividends from the proceeds of indebtedness or the excess proceeds from asset sales under the Series B CCWH Senior Notes indenture.
The following table reflects a reconciliation of adjusted EBITDA (as defined by the CCWH Senior Notes indentures) to operating income and net cash provided by operating activities for the four quarters ended December 31, 2018:

Four Quarters Ended
(In millions)	December 31, 2018
Adjusted EBITDA (as defined by the CCWH Senior Notes indentures)	$612.4
Less adjustments to adjusted EBITDA (as defined by the CCWH Senior Notes indentures):
Costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities	(13.9)
Extraordinary, non-recurring or unusual gains or losses or expenses (as referenced in the definition of adjusted EBITDA in the CCWH Senior Notes indentures)	(9.7)
Non-cash charges	(6.1)
Other items	1.5
Less: Depreciation and amortization, Impairment charges, Other operating income, net and Share-based compensation expense	(332.4)
Operating income	251.8
Plus: Depreciation and amortization, Impairment charges, Gain (loss) on disposal of operating and fixed assets and Share-based compensation expense	331.9
Less: Interest expense	(388.1)
Plus: Interest income on Due from iHeartCommunications	0.4
Less: Current income tax expense	(18.1)
Plus: Other income, net	(34.5)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	49.3
Change in assets and liabilities, net of assets acquired and liabilities assumed	(5.4)
Net cash provided by operating activities	$187.3

CCWH Subordinated Notes
As of December 31, 2018, CCWH Subordinated Notes represented $2.2 billion of aggregate principal amount of indebtedness outstanding, which consisted of $275.0 million aggregate principal amount of Series A CCWH Subordinated Notes and $1,925.0 million aggregate principal amount of Series B CCWH Subordinated Notes. On February 4, 2019, CCWH delivered a conditional notice of redemption calling all of its outstanding CCWH Subordinated Notes for redemption on March 6, 2019. The redemption was conditioned on the closing of the offering of $2,235.0 million of New CCWH Subordinated Notes. At the closing of such offering on February 12, 2019, CCWH deposited with the trustee for the CCWH Subordinated Notes a portion of the proceeds from the new notes in an amount sufficient to pay and discharge the principal amount outstanding, plus accrued and unpaid interest on the CCWH Subordinated Notes to, but not including, the redemption date. CCWH irrevocably instructed the trustee to apply such funds to the full payment of the CCWH Subordinated Notes on the redemption date. Concurrently therewith, CCWH elected to satisfy and discharge the indentures governing the CCWH Subordinated Notes in accordance with their terms and the trustee acknowledged such discharge and satisfaction. As a result of the satisfaction and discharge of the indentures, CCWH and the guarantors of the CCWH Subordinated Notes have been released from their remaining obligations under the indentures and the CCWH Subordinated Notes.
  Interest on the CCWH Subordinated Notes is payable to the trustee weekly in arrears and to the noteholders on March 15 and September 15 of each year.
The CCWH Subordinated Notes are CCWH’s senior subordinated obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by us, CCO and certain of our other domestic subsidiaries. The CCWH Subordinated Notes are unsecured senior subordinated obligations that rank junior to all of CCWH’s existing and future senior debt, including the CCWH Senior Notes, equally with any of CCWH’s existing and future senior subordinated debt and ahead of all of CCWH’s existing and future debt that expressly provides that it is subordinated to the CCWH Subordinated Notes. The guarantees of the CCWH Subordinated Notes rank junior to each guarantor’s existing and future senior debt, including the CCWH Senior Notes, equally with each guarantor’s existing and future senior subordinated debt and ahead of each guarantor’s existing and future debt that expressly provides that it is subordinated to the guarantees of the CCWH Subordinated Notes.
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
The Series A CCWH Subordinated Notes indenture and Series B CCWH Subordinated Notes indenture restrict CCOH’s ability to incur additional indebtedness but permit us to incur additional indebtedness based on an incurrence test.  In order to incur additional indebtedness under this test, our debt to adjusted EBITDA ratios (as defined by the indentures) must be lower than 7.0:1.  The indentures contain certain other exceptions that allow us to incur additional indebtedness. The Series B CCWH Subordinated Notes indenture also permits us to pay dividends from the proceeds of indebtedness or the excess proceeds from asset sales after making an asset sale offer if its debt to adjusted EBITDA ratios (as defined by the indentures) is lower than 7.0:1.  The Series A CCWH Subordinated Notes indenture does not limit our ability to pay dividends.  Because our consolidated leverage ratio exceeded the limit in the incurrence tests described above, we are not currently permitted to incur additional indebtedness using the incurrence test in the Series A CCWH Subordinated Notes indenture and the Series B CCWH Subordinated Notes indenture, and we are not currently permitted to pay dividends from the proceeds of indebtedness or the excess proceeds from asset sales under the Series B CCWH Subordinated Notes indenture. There are other exceptions in these indentures that allow us to incur additional indebtedness and pay dividends. The exceptions in the Series B CCWH Subordinated Notes indenture that allow us to pay dividends include (i) $525.0 million of dividends made pursuant to general restricted payment baskets and (ii) dividends made using proceeds received upon a demand by us of amounts outstanding under the revolving promissory note issued by iHeartCommunications to us. We have used substantially all of the $525.0 million general restricted payments basket capacity in the Series B CCWH Subordinated Notes indenture. The Series A CCWH Subordinated Notes indenture does not limit our ability to pay dividends.
The New CCWH Subordinated Notes are CCWH’s senior subordinated obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by us, CCO and certain of our other domestic subsidiaries. The New CCWH Subordinated Notes are unsecured senior subordinated obligations that rank junior to all of CCWH’s existing and future senior debt, including the CCWH Senior Notes, equally with any of CCWH’s existing and future senior subordinated debt and ahead of all of CCWH’s existing and future debt that expressly provides that it is subordinated to the New CCWH Subordinated Notes. The guarantees of the New CCWH Subordinated Notes rank junior to each guarantor’s existing and future senior debt, including the CCWH Senior Notes, equally with each guarantor’s existing and future senior subordinated debt and ahead of each guarantor’s existing and future debt that expressly provides that it is subordinated to the guarantees of the New CCWH Subordinated Notes. Following the satisfaction of certain conditions, including that the CCWH Senior Notes are no longer outstanding and at least a portion of such notes has been refinanced with senior secured indebtedness, the New CCWH Notes and the guarantees of the New CCWH Subordinated Notes will cease to be subordinated obligations and thereafter will rank equally in right of payment with all senior indebtedness of CCWH and the guarantors (the “step-up”). There can be no assurance that the step-up will ever occur and that the New CCWH Subordinated Notes and the guarantees will ever cease to be subordinated indebtedness of CCWH and the guarantors.
CCWH may redeem the New CCWH Subordinated Notes at its option, in whole or part, at any time prior to February 15, 2021, at a price equal to 100% of the principal amount of the New CCWH Subordinated Notes redeemed, plus a make-whole premium, plus accrued and unpaid interest to the redemption date. CCWH may redeem the New CCWH Subordinated Notes, in whole or in part, on or after February 15, 2021, at the redemption prices set forth in the indenture governing the New CCWH Subordinated Notes, plus accrued and unpaid interest to the redemption date. At any time prior to February 15, 2021, CCWH may elect to redeem up to 40% of the aggregate principal amount of the New CCWH Subordinated Notes at a redemption price equal to 109.25% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings. In addition, CCWH may redeem up to 20% of the aggregate principal amount of the New CCWH Subordinated Notes at any time prior to February 15, 2021, using the net proceeds from certain other equity offerings at 103% of the principal amount of the New CCWH Subordinated Notes. CCWH will be permitted to use these two redemption options concurrently but will not be permitted to redeem, in the aggregate, more than 40% of the principal amount of the New CCWH Subordinated Notes pursuant to these options.
The indenture governing the New CCWH Subordinated Notes contains covenants that limit us and our restricted subsidiaries ability to, among other things:

•	incur or guarantee additional debt or issue certain preferred stock;

•	redeem, purchase or retire subordinated debt;

•	make certain investments;

•	create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries that are not guarantors of the notes;

•	enter into certain transactions with affiliates;

•	merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of CCOH’s assets;

•	designate CCOH’s subsidiaries as unrestricted subsidiaries;

•	pay dividends, redeem or repurchase capital stock or make other restricted payments; and

•	in the event that the step-up occurs and the New CCWH Subordinated Notes cease to be subordinated, incur certain liens

CCIBV Senior Notes
As of December 31, 2018, CCIBV had $375.0 million aggregate principal amount outstanding of its CCIBV Senior Notes.
The CCIBV Senior Notes mature on December 15, 2020 and bear interest at a rate of 8.75% per annum, payable semi-annually in arrears on June 15 and December 15 of each year.  The CCIBV Senior Notes are guaranteed by certain of our International outdoor business’s existing and future subsidiaries. The Company does not guarantee or otherwise assume any liability for the CCIBV Senior Notes. The notes are senior unsecured obligations that rank pari passu in right of payment to all unsubordinated indebtedness of CCIBV and the guarantees of the notes are senior unsecured obligations that rank pari passu in right of payment to all unsubordinated indebtedness of the guarantors of the notes.
CCIBV may redeem the notes, in whole or in part at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.
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
Receivables Based Credit Facility Due 2023
On June 1, 2018, CCO, a subsidiary of ours, entered into a Credit Agreement (the “Credit Agreement”), as parent borrower, with certain of its subsidiaries named therein, as subsidiary borrowers (the “Subsidiary Borrowers”), Deutsche Bank AG New York Branch, as administrative agent (the “Administrative Agent”) and swing line lender, and the other lenders from time to time party thereto. The Credit Agreement governs CCO’s new receivables-based revolving credit facility and replaced our prior credit agreement, dated as of August 22, 2013 (the “Prior Credit Agreement”), which was terminated on the Closing Date.
Size and Availability
The Credit Agreement provides for a receivables-based revolving credit facility, with amounts available from time to time (including in respect of letters of credit) equal to the lesser of (i) the borrowing base, which equals 85.0% of the eligible accounts receivable of CCO and the subsidiary borrowers, subject to customary eligibility criteria minus any reserves, and (ii) the aggregate revolving credit commitments. As of the Closing Date, the aggregate revolving credit commitments were $75.0 million. On June 29, 2018, CCO entered into an amendment providing for a $50.0 million incremental increase of the facility, bringing the aggregate revolving credit commitments to $125.0 million. On the Closing Date, the revolving credit facility was used to replace and terminate the commitments under the Prior Credit Agreement and to replace the letters of credit outstanding under the Prior Credit Agreement.
As of December 31, 2018, the facility had $94.4 million of letters of credit outstanding and a borrowing limit of $125.0 million, resulting in $30.6 million of excess availability. Certain additional restrictions, including a springing financial covenant, take effect at decreased levels of excess availability.

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
Maturity
Borrowings under the Credit Agreement will mature, and lending commitments thereunder will terminate, on the earlier of (a) June 1, 2023 and (b) 90 days prior to the maturity date of any indebtedness of CCOH or any of its direct or indirect subsidiaries in an aggregate principal amount outstanding in excess of $250,000,000 (other than the CCIBV Senior Notes).
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
Other Debt
Other debt includes various borrowings and capital leases utilized for general operating purposes.  As of December 31, 2018, approximately $3.9 million was outstanding as other debt.
iHeartCommunications’ Debt Covenants
On March 14, 2018, iHeartMedia, iHeartCommunications and certain of iHeartMedia's direct and indirect domestic subsidiaries, not including the Company or any of its subsidiaries, filed voluntary petitions for relief under Chapter 11, in the Bankruptcy Court. The filing of the voluntary petitions triggered an event of default under the iHeartCommunications' senior credit facility and other debt agreements. The ability of iHeartCommunications' creditors to seek remedies to enforce their rights under such debt agreements is automatically stayed as a result of the filing of the iHeart Chapter 11 Cases, and the creditors' rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
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
Uses of Capital
Capital Expenditures
Our capital expenditures for the years ended December 31, 2018, 2017 and 2016 were as follows:

(In millions)	Years Ended December 31,
	2018	2017	2016
Americas advertising	$76.8	$70.9	$78.3
International advertising	130.0	150.0	146.9
Corporate	4.3	3.3	3.5
Total capital expenditures	$211.1	$224.2	$228.7

Our capital expenditures are not of significant size individually and primarily relate to the ongoing deployment of digital displays and improvements to traditional displays in our Americas segment as well as new billboard and street furniture contracts and renewals of existing contracts in our International segment.
See the Contractual Obligations table under “Commitments and Contingencies” and Note 6 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K for the Company's future capital expenditure commitments.
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
Special Dividends
On January 24, 2018, we made a demand for repayment of $30.0 million outstanding under the Due from iHeartCommunications Note and simultaneously paid a special cash dividend of $30.0 million. iHeartCommunications received approximately 89.5%, or approximately $26.8 million, of the proceeds of the dividend through its wholly-owned subsidiaries, with the remaining approximately 10.5%, or approximately $3.2 million, of the proceeds of the dividend paid to our public stockholders. The payment of this special dividend reduces the amount of cash available to us for future working capital, capital expenditure, debt service and other funding requirements. Future cash dividends will be dependent upon, among other things, our having sufficient available cash.
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

The scheduled maturities of the CCWH Senior Notes, CCWH Subordinated Notes, CCIBV Senior Notes and other debt outstanding, and our future minimum rental commitments under non-cancelable lease agreements, minimum payments under other non-cancelable contracts, capital expenditure commitments and other long-term obligations as of December 31, 2018, are as follows:

(In thousands)	Payments due by Period
Contractual Obligations	Total	2019	2020-2021	2022-2023	Thereafter
Long-term debt:
CCWH Senior Notes	$2,725,000	$—	$—	$2,725,000	$—
CCWH Subordinated Notes(1)	2,200,000	—	2,200,000	—	—
CCIBV Senior Notes	375,000	—	375,000	—	—
Other long-term debt	3,882	227	550	708	2,397
Interest payments on long-term debt (2)	1,842,485	346,303	801,055	591,023	104,104
Non-cancelable operating leases	3,063,016	500,600	743,634	447,456	1,371,326
Non-cancelable contracts (3)	1,223,009	251,083	425,366	241,656	304,904
Capital expenditures	61,352	24,322	18,511	10,610	7,909
Unrecognized tax benefits (4)	18,186	—	—	—	18,186
Other long-term obligations (5)	227,495	10,136	23,350	25,995	168,014
Total	$11,739,425	$1,132,671	$4,587,466	$4,042,448	$1,976,840

(1)
On February 4, 2019, CCWH delivered a conditional notice of redemption calling all of its outstanding CCWH Subordinated Notes for redemption on March 6, 2019. The redemption was conditioned on the closing of the offering of the New CCWH Subordinated Notes. At the closing of such offering on February 12, 2019, CCWH deposited with the trustee for the CCWH Subordinated Notes a portion of the proceeds from the new notes in an amount sufficient to pay and discharge the principal amount outstanding, plus accrued and unpaid interest on the CCWH Subordinated Notes to, but not including, the redemption date. CCWH irrevocably instructed the trustee to apply such funds to the full payment of the CCWH Subordinated Notes on the redemption date. Concurrently therewith, CCWH elected to satisfy and discharge the indentures governing the CCWH Subordinated Notes in accordance with their terms and the trustee acknowledged such discharge and satisfaction. As a result of the satisfaction and discharge of the indentures, CCWH and the guarantors of the CCWH Subordinated Notes have been released from their remaining obligations under the indentures and the CCWH Subordinated Notes.

(2)
Interest payments on long-term debt consist primarily of interest on the CCWH Senior Notes, the New CCWH Subordinated Notes and the CCIBV Senior Notes. The table above reflects the impact of the refinancing, which occurred in February of 2019, of the CCWH Subordinated Notes, which were scheduled to mature in March 2020, with an aggregate principal amount of $2,235.0 million of New CCWH Subordinated Notes, which mature in February 2024.

(3)
Non-cancelable contracts that provide the lessor with a right to fulfill the arrangement with property, plant and equipment not specified within the contract are not a lease and have been included within non-cancelable contracts.

(4)
The non-current portion of the unrecognized tax benefits is included in the “Thereafter” column as we cannot reasonably estimate the timing or amounts of additional cash payments, if any, at this time.  For additional information, see Note 7 included in Item 8 of Part II of this Annual Report on Form 10-K.

(5)
Other long-term obligations consist of $44.0 million related to asset retirement obligations recorded pursuant to ASC 410-20, which assumes the underlying assets will be removed at some period over the next 55 years.  Also included in the table is $48.4 million related to retirement plans and $135.1 million related to other long-term obligations with a specific maturity.

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
On June 23, 2016, the United Kingdom (the "U.K.") held a referendum in which voters approved an exit of the U.K. from the European Union (the "E.U."), commonly referred to as "Brexit," and on March 29, 2017, the U.K. delivered formal notification of its intention to withdraw from the E.U. The U.K. is currently negotiating the terms of its exit from the European Union scheduled for March 29, 2019. In November 2018, the U.K. and the E.U. agreed upon a draft Withdrawal Agreement that sets out the terms of the U.K.’s departure. On January 15, 2019, the draft Withdrawal Agreement was rejected by the U.K. Parliament creating significant uncertainty about the terms (and timing) under which the U.K. will leave the E.U. and the consequent impact on the economies of the U.K., the E.U. and other countries. Our International segment is currently headquartered in the U.K. and transacts business in many key European markets including the U.K. The announcement of Brexit caused the British pound currency rate to weaken against the U.S. dollar.  Further, Brexit may cause our U.K. customers to closely monitor their costs and reduce the amount they spend on advertising.  Any of these or similar effects of Brexit could adversely impact our business, operating results, cash flows and financial condition.
Foreign Currency Exchange Rate Risk
We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported net losses of $34.9 million for year ended December 31, 2018.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net losses for the year ended December 31, 2018 by $3.5 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies would have increased our net losses for the year ended December 31, 2018 by a corresponding amount.
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
NEW ACCOUNTING PRONOUNCEMENTS
As of January 1, 2018, the Company adopted the new accounting standard, ASC 606, Revenue from Contracts with Customers. This standard provides guidance for the recognition, measurement and disclosure of revenue from contracts with customers and supersedes previous revenue recognition guidance under U.S. generally accepted accounting principles (“U.S. GAAP”). The Company has applied this standard using the full retrospective method and concluded that its adoption did not have a material impact on the Company’s Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Changes in Stockholders’ Deficit, or Consolidated Statements of Cash Flows for prior periods. As a result of adopting this new accounting standard, the Company has updated its significant accounting policies on accounts receivable, revenue recognition, and contract costs, as described in Note 1 to our Consolidated Financial Statements located in Part II of this Annual Report on Form 10-K.
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
During the first quarter of 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new leasing standard presents significant changes to the balance sheets of lessees. The most significant change to the standard includes the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases. Lessor accounting also is updated to align with certain changes in the lessee model and the new revenue recognition standard which was adopted this year. The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2018. The Company plans to elect the package of practical expedients permitted under the new standard’s transition guidance for leases that commenced before the standard’s effective date, which, among other things, allows the Company to not reassess whether any expired or existing contracts are or contain leases and to carry forward the historical lease classification. The standard is expected to have a material impact on our consolidated balance sheet, but is not expected to materially impact our consolidated statement of comprehensive loss or cash flows. In accordance with the transition guidance, the Company will recognize upon adoption its deferred gains on sale and leaseback transactions, which were not a result of off-market terms, as a cumulative-effect adjustment to equity. The Company also expects to conclude that fewer revenue contracts meet the definition of a lease for accounting purposes, and therefore more of our revenue transactions will be accounted for as revenue from contracts with customers. The Company is in the process of finalizing its implementation of this standard.
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
If our agings were to improve or deteriorate resulting in a 10% change in our allowance, we estimated that our bad debt expense for the year ended December 31, 2018 would have changed by approximately $2.4 million.

Leases
The most significant estimates used by management in accounting for leases and the impact of these estimates are as follows:
Expected lease term Our expected lease term includes both contractual lease periods and, when applicable, cancelable option periods where failure to exercise such options would result in an economic penalty. The expected lease term is used in determining whether the lease is accounted for as an operating lease or a capital lease. A lease is considered a capital lease if the lease term exceeds 75% of the leased asset's useful life. The expected lease term is also used in determining the depreciable life of the asset. An increase in the expected lease term will increase the probability that a lease may be considered a capital lease and will generally result in higher interest and depreciation expense for a leased property recorded on our balance sheet.
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
Annual Impairment Test
The Company performs its annual impairment tests on indefinite-lived intangible assets and goodwill as of July 1 of each year.
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
In determining the fair value of our billboard permits, the following key assumptions were used:

•	Industry revenue growth forecasts between 1.9% and 4.0% was used for the initial four-year period;

•	3.0% revenue growth was assumed beyond the initial four-year period;

•	Revenue was grown over a build-up period, reaching maturity by year 2;

•	Operating margins gradually climb to the industry average margin of up to 54.7%, depending on market size, by year 3; and

•	Assumed discount rate of 8.0%.

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

(In thousands)
Description	Revenue growth rate	Profit margin	Discount rates
Americas	$770,000	$170,000	$720,000
International	$340,000	$230,000	$300,000
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
On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new U.S. taxes on certain foreign earnings. To account for the reduction in the U.S. federal corporate income tax rate, we remeasured our deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future, generally 21%, which resulted in the recording of a provisional deferred tax benefit of $228.0 million during 2017. To determine the impact from the one-time transition tax on accumulated foreign earnings, we analyzed our cumulative foreign earnings and profits in accordance with the rules provided in the Tax Act and determined that no transition tax was due as a result of the net accumulated deficit in our foreign earnings and profits.  As of December 31, 2018, we have completed our accounting for all of the enactment-date income tax effects of the Tax Act and determined that no material adjustments were required to our provisional amounts recorded as of December 31, 2017.
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
Due to the high rate of lease renewals over a long period of time, our calculation assumes all related assets will be removed at some period over the next 55 years.  An estimate of third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site.  The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk-adjusted credit rate for the same period.  If our assumption of the risk-adjusted credit rate used to discount current year additions to the asset retirement obligation decreased approximately 1%, our liability as of

December 31, 2018 would not be materially impacted.  Similarly, if our assumption of the risk-adjusted credit rate increased approximately 1%, our liability would not be materially impacted.
Share-Based Compensation
Under the fair value recognition provisions of ASC 718-10, share-based compensation cost is measured at the grant date based on the fair value of the award.  Determining the fair value of share-based awards at the grant date requires assumptions and judgments, such as expected volatility, among other factors.  If actual results differ significantly from these estimates, our results of operations could be materially impacted.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Required information is located within Item 7 of Part II of this Annual Report on Form 10-K.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Clear Channel Outdoor Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Clear Channel Outdoor Holdings, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income (loss), changes in stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 5, 2019 expressed an unqualified opinion thereon.
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
San Antonio, Texas
March 5, 2019

CONSOLIDATED BALANCE SHEETS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands)	December 31,	December 31,
	2018	2017
CURRENT ASSETS
Cash and cash equivalents	$182,456	$144,119
Accounts receivable, net of allowance of $24,224 in 2018 and $22,487 in 2017	706,309	659,463
Prepaid expenses	95,734	111,876
Other current assets	31,301	58,714
Total Current Assets	1,015,800	974,172
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,053,016	1,180,882
Other property, plant and equipment, net	235,922	214,147
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles	971,163	977,152
Other intangibles, net	252,862	273,862
Goodwill	706,003	714,043
OTHER ASSETS
Due from iHeartCommunications, net of allowance of $855,648 in 2018 and 2017	154,758	211,990
Other assets	132,504	124,534
Total Assets	$4,522,028	$4,670,782
CURRENT LIABILITIES
Accounts payable	$113,714	$87,960
Accrued expenses	530,823	509,801
Deferred revenue	85,052	59,178
Current portion of long-term debt	227	573
Total Current Liabilities	729,816	657,512
Long-term debt	5,277,108	5,266,153
Due to iHeartCommunications, post iHeart Chapter 11 Cases	21,591	—
Deferred tax liability	335,015	321,442
Other long-term liabilities	260,150	283,969
Commitments and contingent liabilities (Note 6)
STOCKHOLDERS’ DEFICIT
Noncontrolling interest	160,362	157,040
Preferred stock, $.01 par value, 150,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share, authorized 750,000,000 shares, issued 51,559,633 and 49,955,300 shares in 2018 and 2017, respectively	516	500
Class B common stock, par value $.01 per share, 600,000,000 shares authorized, 315,000,000 shares issued and outstanding	3,150	3,150
Additional paid-in capital	3,086,307	3,108,148
Accumulated deficit	(5,000,920)	(4,781,245)
Accumulated other comprehensive loss	(344,489)	(340,094)
Cost of shares (1,108,538 in 2018 and 946,415 in 2017) held in treasury	(6,578)	(5,793)
Total Stockholders’ Deficit	(2,101,652)	(1,858,294)
Total Liabilities and Stockholders’ Deficit	$4,522,028	$4,670,782
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands, except per share data)	Years Ended December 31,
	2018	2017	2016
Revenue	$2,721,705	$2,588,702	$2,679,822
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,470,668	1,409,767	1,418,319
Selling, general and administrative expenses (excludes depreciation and amortization)	522,918	499,213	515,421
Corporate expenses (excludes depreciation and amortization)	152,090	143,678	117,436
Depreciation and amortization	318,952	325,991	344,124
Impairment charges	7,772	4,159	7,274
Other operating income, net	2,498	26,391	354,688
Operating income	251,803	232,285	631,936
Interest expense, net	388,133	379,701	375,029
Interest income on Due from iHeartCommunications	393	68,871	50,309
Loss on Due from iHeartCommunications	—	(855,648)	—
Equity in earnings (loss) of nonconsolidated affiliates	904	(990)	(1,689)
Other income (expense), net	(35,297)	28,755	(70,151)
Income (loss) before income taxes	(170,330)	(906,428)	235,376
Income tax benefit (expense)	(32,515)	280,218	(77,499)
Consolidated net income (loss)	(202,845)	(626,210)	157,877
Less amount attributable to noncontrolling interest	15,395	18,138	22,807
Net income (loss) attributable to the Company	$(218,240)	$(644,348)	$135,070
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(15,334)	43,341	23,357
Other adjustments to comprehensive income (loss)	(1,498)	6,306	(12,390)
Reclassification adjustments	2,962	5,441	46,730
Other comprehensive income (loss)	(13,870)	55,088	57,697
Comprehensive income (loss)	(232,110)	(589,260)	192,767
Less amount attributable to noncontrolling interest	(8,040)	8,949	(8,038)
Comprehensive income (loss) attributable to the Company	$(224,070)	$(598,209)	$200,805
Net income (loss) attributable to the Company per common share:
Basic	$(0.60)	$(1.78)	$0.37
Weighted average common shares outstanding – Basic	361,740	361,141	360,294
Diluted	$(0.60)	$(1.78)	$0.37
Weighted average common shares outstanding – Diluted	361,740	361,141	361,612
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT OF
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands, except share data)				Controlling Interest
	Class A Common Shares Issued	Class B Common Shares Issued	Non-controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2015	46,661,114	315,000,000	$181,869	$3,617	$3,961,916	$(4,271,967)	$(451,968)	$(2,104)	$(578,637)
Net income	—	—	22,807	—	—	135,070	—	—	157,877
Exercise of stock options and other	1,286,009	—	—	12	624	—	—	(2,002)	(1,366)
Share-based payments	—	—	—	—	10,291	—	—	—	10,291
Disposal of noncontrolling interest			(36,846)						(36,846)
Dividends and other payments to noncontrolling interests	—	—	(16,917)	—	—	—	—	—	(16,917)
Dividends declared and paid ($1.4937/share)	—	—	—	—	(540,034)	—	—	—	(540,034)
Other	—	—	1,299	—	(676)	—	—	—	623
Other comprehensive income (loss)	—	—	(8,038)	—	—	—	65,735	—	57,697
Balances at December 31, 2016	47,947,123	315,000,000	$144,174	$3,629	$3,432,121	$(4,136,897)	$(386,233)	$(4,106)	$(947,312)
Net income (loss)	—	—	18,138	—	—	(644,348)	—	—	(626,210)
Exercise of stock options and other	2,008,177	—	—	21	198	—	—	(1,687)	(1,468)
Share-based payments	—	—	931	—	8,659	—	—	—	9,590
Disposal of noncontrolling interest			(2,439)						(2,439)
Dividends and other payments to noncontrolling interests	—	—	(12,010)	—	—	—	—	—	(12,010)
Dividends declared and paid ($0.9171/share)	—	—	—	—	(332,498)	—	—	—	(332,498)
Other	—	—	(703)	—	(332)	—	—	—	(1,035)
Other comprehensive income	—	—	8,949	—	—	—	46,139	—	55,088
Balances at December 31, 2017	49,955,300	315,000,000	$157,040	$3,650	$3,108,148	$(4,781,245)	$(340,094)	$(5,793)	$(1,858,294)
Net income (loss)	—	—	15,395	—	—	(218,240)	—	—	(202,845)
Exercise of stock options and other	1,604,333	—	—	16	56	—	—	(785)	(713)
Share-based payments	—	—	476	—	8,041	—	—	—	8,517
Dividends and other payments to noncontrolling interests	—	—	(4,509)	—	—	—	—	—	(4,509)
Dividends declared and paid ($0.0824/share)	—	—	—	—	(29,995)	—	—	—	(29,995)
Other	—	—	—	—	57	(1,435)	1,435	—	57
Other comprehensive loss	—	—	(8,040)	—	—	—	(5,830)	—	(13,870)
Balances at December 31, 2018	51,559,633	315,000,000	$160,362	$3,666	$3,086,307	$(5,000,920)	$(344,489)	$(6,578)	$(2,101,652)
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands)	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Consolidated net income (loss)	$(202,845)	$(626,210)	$157,877
Reconciling items:
Impairment charges	7,772	4,159	7,274
Depreciation and amortization	318,952	325,991	344,124
Deferred taxes	14,395	(311,085)	32,025
Provision for doubtful accounts	7,387	6,740	10,659
Amortization of deferred financing charges and note discounts, net	10,730	10,527	10,572
Share-based compensation	8,517	9,590	10,291
Gain on disposal of operating and other assets	(3,364)	(29,347)	(363,485)
Loss on Due from iHeartCommunications	—	855,648	—
Equity in (earnings) loss of nonconsolidated affiliates	(904)	990	1,689
Foreign exchange transaction (gain) loss	33,580	(29,563)	69,599
Other reconciling items, net	(1,556)	(3,665)	(666)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(74,598)	(39,790)	30,308
(Increase) decrease in prepaid expenses and other current assets	2,077	9,608	(15,939)
Increase (decrease) in accrued expenses	25,394	(7,316)	25,518
Increase (decrease) in accounts payable	29,247	(4,126)	(3,797)
Increase in accrued interest	1,385	431	194
Increase (decrease) in deferred income	41,347	(13,273)	(18,119)
Changes in other operating assets and liabilities	(30,241)	809	10,386
Net cash provided by operating activities	187,275	160,118	308,510
Cash flows from investing activities:
Purchases of property, plant and equipment	(211,079)	(224,238)	(229,772)
Proceeds from disposal of assets	9,770	72,049	808,194
Purchases of other operating assets	(1,833)	(837)	(2,244)
Change in other, net	(450)	(1,496)	(2,098)
Net cash provided by (used for) investing activities	(203,592)	(154,522)	574,080
Cash flows from financing activities:
Payments on credit facilities	—	(909)	(2,100)
Proceeds from long-term debt	—	156,000	6,856
Payments on long-term debt	(632)	(748)	(2,334)
Net transfers from (to) iHeartCommunications	78,823	(181,939)	45,099
Dividends and other payments to noncontrolling interests	(4,505)	(12,010)	(16,917)
Dividends paid	(30,678)	(332,824)	(755,538)
Change in other, net	(2,322)	(7,083)	(1,565)
Net cash provided by (used for) financing activities	40,686	(379,513)	(726,499)
Effect of exchange rate changes on cash	(9,810)	9,536	(5,330)
Net increase (decrease) in cash, cash equivalents and restricted cash	14,559	(364,381)	150,761
Cash, cash equivalents and restricted cash at beginning of year	188,310	552,691	401,930
Cash, cash equivalents and restricted cash at end of year	$202,869	$188,310	$552,691
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest	$375,489	$374,309	$368,051
Cash paid during the year for income taxes	29,002	33,747	40,185
See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Clear Channel Outdoor Holdings, Inc. (the “Company,” "CCOH," "we" or "us") is an outdoor advertising company which owns or operates advertising display faces domestically and internationally.   On November 11, 2005, the Company became a publicly traded company through an initial public offering (“IPO”), in which 10%, or 35.0 million shares, of the Company’s Class A common stock was sold.  Prior to the IPO, the Company was an indirect wholly-owned subsidiary of iHeartCommunications, Inc. (“iHeartCommunications”), a diversified media and entertainment company.  As of December 31, 2018, iHeartCommunications indirectly holds all of the 315.0 million shares of Class B common stock outstanding and 10,726,917 shares of Class A common stock, collectively representing 89.1% of the shares outstanding and approximately 99% of the voting power.   The holders of Class A common stock and Class B common stock have identical rights, except holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to 20 votes per share.   The Class B shares of common stock are convertible, at the option of the holder at any time or upon any transfer, into shares of Class A common stock on a one-for-one basis, subject to certain limited exceptions.
The Company operates in the outdoor advertising industry by selling advertising on billboards, street furniture displays, transit displays and other advertising displays.  The Company has two reportable business segments: Americas and International.  The Americas segment primarily includes operations in the United States; the International segment primarily includes operations in Europe, Asia and Latin America.
We re-evaluated our segment reporting and determined that our Latin American operations should be managed by our International leadership team. As such, beginning January 1, 2018, our Latin American operations have been included in our International segment. Accordingly, we recast the corresponding segment disclosures for prior periods to include Latin America within the International segment.
Agreements with iHeartCommunications
There are several agreements which govern the Company's relationship with iHeartCommunications including the Intercompany Agreements.  iHeartCommunications has the right to terminate these agreements in various circumstances.  As of the date of the filing of this Annual Report on Form 10-K, no notice of termination of any of these agreements has been received from iHeartCommunications.  The Company's agreements with iHeartCommunications continued under the same terms and conditions subsequent to iHeartCommunications’ merger.
On March 14, 2018, iHeartMedia, Inc. the indirect parent of the Company and certain of its subsidiaries (“iHeartMedia”), including iHeartCommunications (collectively, the “Debtors”), filed voluntary petitions for reorganization (the “iHeart Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). The Company and its direct and indirect subsidiaries did not file voluntary petitions for relief under the Bankruptcy Code and are not Debtors in the iHeart Chapter 11 Cases.
The iHeart Chapter 11 Cases are being jointly administered under the caption In re: iHeartMedia, Inc. et al., Case No. 18-31274 (MI). The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. iHeartMedia’s modified fifth amended Plan of Reorganization (the “iHeart Plan of Reorganization”) was confirmed by the Bankruptcy Court on January 22, 2019.
The iHeart Plan of Reorganization contemplates a restructuring of the Debtors whereby our business is proposed to be separated from iHeartCommunications upon consummation of the plan and the conclusion of the iHeart Chapter 11 Cases (the "Separation"). Effectiveness of the iHeart Plan of Reorganization and consummation of the Separation is subject to certain conditions, including the receipt of certain governmental approvals. Although the timing of when and if all such conditions will be satisfied or otherwise waived is inherently uncertain, iHeartMedia currently anticipates the iHeart Plan of Reorganization becoming effective and emerging from Chapter 11 during the second quarter of 2019.
The Company's board of directors established the Special Committee to consider, review and negotiate certain transactions between iHeartCommunications and us in connection with the iHeart Chapter 11 Cases.
See Item 1 “Business--The iHeart Chapter 11 Cases and the Separation” for more information about the iHeart Plan of Reorganization and the Separation.

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
Land Leases and Other Structure Leases
Most of the Company’s advertising structures are located on leased land. Americas land leases are typically paid in advance for periods ranging from one to 12 months. International land leases are paid both in advance and in arrears, for periods ranging up to 12 months. Most international street furniture display faces are operated through contracts with municipalities, which typically have terms ranging from 1 to 15 years. The leased land and street furniture contracts can include a percent of revenue to be paid along with a base rent payment. Prepaid land leases are recorded as an asset and expensed ratably over the related rental term and rent payments in arrears are recorded as an accrued liability.
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
Goodwill
The Company performs its annual impairment test on July 1 of each year. The Company uses a discounted cash flow model to determine if the carrying value of the reporting unit, including goodwill, is less than the fair value of the reporting unit. The Company identified its reporting units in accordance with ASC 350-20-55. The Company’s U.S. outdoor advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test.  The Company also determined that within its Americas segment and its International outdoor segment each country constitutes a separate reporting unit. The Company concluded no goodwill impairment was required in 2018.  The Company had impairment of goodwill of $1.6 million and $7.3 million for 2017 and 2016, respectively.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Investments
Effective January 1, 2018, we adopted Accounting Standards Update ("ASU") 2016-01 Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which requires us to measure all equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in earnings. For equity securities without readily determinable fair values, we have elected the measurement alternative under which we measure these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Prior to the adoption of ASU 2016-01, marketable equity securities not accounted for under the equity method were classified as available-for-sale. For equity securities classified as available-for-sale, realized gains and losses were included in net income. Unrealized gains and losses on equity securities classified as available-for-sale were recognized in accumulated other comprehensive income (loss) ("AOCI"), net of tax. Equity securities without readily determinable fair values were recorded at cost.
The Company recognized impairments of $0.2 million and $1.0 million during the years ended December 31, 2018 and 2017, respectively, which were recorded in “Other income (expense), net,” and no impairment during the year ended December 31, 2016.
Financial Instruments
Due to their short maturity, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at December 31, 2018 and 2017.
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
Income Taxes
The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion or the entire asset will not be realized. The Company has not provided U.S. federal income taxes for temporary differences with respect to investments in foreign subsidiaries, which at December 31, 2018, currently result in tax basis amounts greater than the financial reporting basis. It is not apparent that these unrecognized deferred tax assets will reverse in the foreseeable future. If any excess cash held by our foreign subsidiaries were needed to fund operations in the U.S., the Company could presently repatriate available funds without a requirement to accrue or pay U.S. taxes. The Company regularly reviews its tax liabilities on amounts that may be distributed in future periods and provides for foreign withholding and other current and deferred taxes on any such amounts, where applicable.
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

	Year Ended December 31,
(In thousands)	2018	2017	2016

Trade and barter revenues	$15,921	$17,379	$12,516
Trade and barter expenses	10,695	11,345	11,949
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
The Company receives payments from customers based on billing schedules that are established in its contracts, and deferred revenue is recorded when payment is received from a customer before the Company has satisfied the performance obligation or a non-cancelable contract has been billed in advance in accordance with the Company’s normal billing terms. Americas contracts are generally billed monthly in advance, and International includes a combination of advance billings and billings upon completion of service.
Contract Costs
Incremental costs of obtaining a contract primarily relate to sales commissions, which are included in selling, general and administrative expenses and are generally commensurate with sales. These costs are generally expensed when incurred because the period of benefit is one year or less.
Advertising Expense
The Company records advertising expense as it is incurred. Advertising expenses were $19.7 million, $15.5 million and $19.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation
Under the fair value recognition provisions of ASC 718-10, share-based compensation cost is measured at the grant date based on the fair value of the award. For awards that vest based on service conditions, this cost is recognized as expense on a straight-line basis over the vesting period. For awards that will vest based on market or performance conditions, this cost will be recognized when it becomes probable that the performance conditions will be satisfied. Determining the fair value of share-based awards at the grant date requires assumptions and judgments, such as expected volatility, among other factors.
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
New Accounting Pronouncements Recently Adopted
As of January 1, 2018, the Company adopted the new accounting standard, ASC 606, Revenue from Contracts with Customers. This standard provides guidance for the recognition, measurement and disclosure of revenue from contracts with customers and supersedes previous revenue recognition guidance under U.S. GAAP. The Company has applied this standard using the full retrospective method and concluded that its adoption did not have a material impact on the Company’s Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Changes in Stockholders’ Deficit, or Consolidated Statements of Cash Flows for prior periods. As a result of adopting this new accounting standard, the Company has updated its significant accounting policies on accounts receivable, revenue recognition, and contract costs, as described herein. Please refer to Note 2, Revenues, for more information.
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

(In thousands)	December 31, 2018	December 31, 2017
Cash and cash equivalents	$182,456	$144,119
Restricted cash included in:
Other current assets	4,221	26,096
Other assets	16,192	18,095
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$202,869	$188,310
New Accounting Pronouncements Not Yet Adopted
During the first quarter of 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new leasing standard presents significant changes to the balance sheets of lessees. The most significant change to the standard includes the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases. Lessor accounting also is updated to align with certain changes in the lessee model and the new revenue recognition standard which was adopted this year. The standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2018. The Company plans to elect the package of practical expedients permitted under the new standard’s transition guidance for leases that commenced before the standard’s effective date, which, among other things, allows the Company to not reassess whether any expired or existing contracts are or contain leases and to carry forward the historical lease classification. The standard is expected to have a material impact on our consolidated balance sheet, but is not expected to materially impact our consolidated statement of comprehensive loss or cash flows. In accordance with the transition guidance, the Company will recognize upon adoption its deferred gains on sale and leaseback transactions, which were not a result of off-market terms, as a cumulative-effect adjustment to equity. The Company also expects to conclude that fewer revenue contracts meet the definition of a lease for accounting purposes,

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and therefore more of our revenue transactions will be accounted for as revenue from contracts with customers. The Company is in the process of finalizing its implementation of this standard.
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

NOTE 2 – REVENUES
The Company generates revenue primarily from the sale of advertising space on printed and digital out-of-home advertising displays. Certain of these revenue transactions are considered leases, for accounting purposes, as the agreements convey to customers the right to use the Company’s advertising structures for a stated period of time. In order for a transaction with a customer to qualify as a lease, the arrangement must be dependent on the use of a specified advertising structure, and the customer must have almost exclusive use of that structure during the term of the arrangement. Therefore, arrangements that do not involve the use of a specified advertising structure, where the Company can substitute the advertising structure that is used to display the customer’s advertisement, or where the advertising structure displays advertisements for multiple customers throughout the day are not leases. The Company accounts for revenue from leases, which are all classified as operating leases, in accordance with the lease accounting guidance (Topic 840). All of the Company’s revenue transactions that do not qualify as a lease are accounted for as revenue from contracts with customers (Topic 606).

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue
The following table shows, by segment, revenue from contracts with customers disaggregated by geographical region, revenue from leases and total revenue for the years ended December 31, 2018, 2017 and 2016:

(In thousands)	Americas(1)	International(1)	Consolidated
Year Ended December 31, 2018
Revenue from contracts with customers:
United States	$462,614	$—	$462,614
Other Americas	2,693	53,186	55,879
Europe	—	856,479	856,479
Asia-Pacific and other	—	11,943	11,943
Total	465,307	921,608	1,386,915
Revenue from leases	724,041	610,749	1,334,790
Revenue, total	$1,189,348	$1,532,357	$2,721,705

Year Ended December 31, 2017
Revenue from contracts with customers:
United States	$429,475	$—	$429,475
Other Americas	10,927	57,738	68,665
Europe	—	772,056	772,056
Asia-Pacific and other	578	9,966	10,544
Total	440,980	839,760	1,280,740
Revenue from leases	720,079	587,883	1,307,962
Revenue, total	$1,161,059	$1,427,643	$2,588,702

Year Ended December 31, 2016
Revenue from contracts with customers:
United States	$418,378	$—	$418,378
Other Americas	19,191	47,313	66,504
Europe	—	715,431	715,431
Asia-Pacific and other	842	117,251	118,093
Total	438,411	879,995	1,318,406
Revenue from leases	748,769	612,647	1,361,416
Revenue, total	$1,187,180	$1,492,642	$2,679,822
(1) Due to a re-evaluation of the Company’s segment reporting in 2018, its operations in Latin America are included in the International segment results for all periods presented. See Note 1, Summary of Significant Accounting Policies.
All of the Company’s advertising structures are used to generate revenue. Such revenue may be classified as revenue from contracts with customers or revenue from leases depending on the terms of the contract, as previously described.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue from Contracts with Customers
The following tables show the changes in the Company’s contract balances from contracts with customers for the years ended December 31, 2018 and 2017 and provide a reconciliation of the ending balances to the Consolidated Balance Sheets:

	Year Ended December 31,
(In thousands)	2018	2017
Accounts receivable from contracts with customers:
Beginning balance, net of allowance	$346,323	$296,180
Additions, net of collections, and other	25,177	52,883
Bad debt, net of recoveries(1)	(3,582)	(2,740)
Ending balance, net of allowance	367,918	346,323
Accounts receivable from leases, net of allowance	338,391	313,140
Total accounts receivable, net of allowance	$706,309	$659,463
(1) Bad debt, net of recoveries, related to accounts receivable from contracts with customers was $3.6 million during the year ended December 31, 2016.

	Year Ended December 31,
(In thousands)	2018	2017
Deferred revenue from contracts with customers:
Beginning balance	$28,804	$28,924
Revenue recognized, included in beginning balance(1)	(26,448)	(28,006)
Additions, net of revenue recognized during period, and other	37,560	27,886
Ending balance	39,916	28,804
Deferred revenue from leases	49,800	37,631
Total deferred revenue	89,716	66,435
Less: Non-current portion, included in other long-term liabilities	4,664	7,257
Total deferred revenue, current portion	$85,052	$59,178
(1) Revenue recognized during the year ended December 31, 2016 that was included in the balance of deferred revenue from contracts with customers at the beginning of that year was $37.6 million.
The primary driver of fluctuations in the deferred revenue balance related to contracts with customers is the timing of the Company’s billing cycle.
The Company’s contracts with customers generally have a term of one year or less; however, as of December 31, 2018, the Company expects to recognize $120.1 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration of greater than one year, with substantially all of this amount to be recognized over the next five years. As part of the transition to the new revenue standard, the Company is not required to disclose information about remaining performance obligations for periods prior to the date of initial application.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue from Leases
As of December 31, 2018, the Company’s future minimum rentals under non-cancelable operating leases were as follows:

(In thousands)
2019	$318,633
2020	35,562
2021	17,170
2022	10,099
2023	3,254
Thereafter	4,893
Total minimum future rentals	$389,611

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of December 31, 2018 and 2017, respectively.

(In thousands)	December 31,	December 31,
	2018	2017
Land, buildings and improvements	$145,403	$145,763
Structures	2,835,411	2,864,442
Furniture and other equipment	202,155	179,215
Construction in progress	73,030	55,753
	3,255,999	3,245,173
Less: accumulated depreciation	1,967,061	1,850,144
Property, plant and equipment, net	$1,288,938	$1,395,029
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

Annual Impairment Test - Billboard Permits
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
The Company recognized an impairment charge of $7.8 million during the year ended December 31, 2018. During 2017 and 2016, the Company recognized no impairment charges related to billboard permits.
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
The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of December 31, 2018 and 2017, respectively:

(In thousands)	December 31, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$528,185	$(440,228)	$548,918	$(440,284)
Permanent easements	163,317	—	162,920	—
Other	5,919	(4,331)	4,626	(2,318)
Total	$697,421	$(444,559)	$716,464	$(442,602)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total amortization expense related to definite-lived intangible assets for the years ended December 31, 2018, 2017 and 2016 was $20.0 million, $27.9 million, and $37.8 million, respectively.
As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2019	$14,927
2020	13,283
2021	12,624
2022	10,813
2023	6,442
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
The Company recognized no goodwill impairment of during the year ended December 31, 2018. The Company recognized goodwill impairment of $1.6 million during the year ended December 31, 2017 related to one market in the Company's International outdoor segment.

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	Americas	International	Consolidated
Balance as of December 31, 2016	$505,478	$190,785	$696,263
Impairment	—	(1,591)	(1,591)
Acquisitions	2,252	—	2,252
Dispositions	—	(1,817)	(1,817)
Foreign currency	—	18,847	18,847
Assets held for sale	89	—	89
Balance as of December 31, 2017	$507,819	$206,224	$714,043
Foreign currency	—	(8,040)	(8,040)
Balance as of December 31, 2018	$507,819	$198,184	$706,003
The balance at December 31, 2016 is net of cumulative impairments of $2.6 billion and $270.5 million in the Company’s Americas and International segments, respectively.

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
The following table presents the activity related to the Company’s asset retirement obligation:

(In thousands)	Years Ended December 31,
	2018	2017
Beginning balance	$44,779	$39,451
Adjustment due to changes in estimates	872	2,166
Accretion of liability	3,113	3,373
Liabilities settled	(3,389)	(2,712)
Foreign Currency	(1,394)	2,501
Ending balance	$43,981	$44,779

NOTE 5 – LONG-TERM DEBT
Long-term debt at December 31, 2018 and 2017 consisted of the following:

(In thousands)	December 31,	December 31,
	2018	2017
Clear Channel Worldwide Holdings Notes(1)	$4,925,000	$4,925,000
Clear Channel International B.V. Senior Notes	375,000	375,000
Receivables Based Credit Facility Due 2023(2)	—	—
Other debt	3,882	2,393
Original issue discount	(739)	(241)
Long-term debt fees	(25,808)	(35,426)
Total debt	$5,277,335	$5,266,726
Less: current portion	227	573
Total long-term debt	$5,277,108	$5,266,153

(1)
On February 4, 2019, Clear Channel Worldwide Holdings, Inc., a subsidiary of the Company (“CCWH” or the "Subsidiary Issuer"), delivered a conditional notice of redemption calling all of its outstanding $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes”) for redemption on March 6, 2019. The redemption was conditioned on the closing of the offering of $2,235.0 million of new 9.25% Senior Subordinated Notes due 2024 (the “New CCWH Subordinated Notes”). At the closing of such offering on February 12, 2019, CCWH deposited with the trustee for the CCWH Subordinated Notes a portion of the proceeds from the new notes in an amount sufficient to pay and discharge the principal amount outstanding, plus accrued and unpaid interest on the CCWH Subordinated Notes to, but not including, the redemption date. CCWH irrevocably instructed the trustee to apply such funds to the full payment of the CCWH Subordinated Notes on the redemption date. Concurrently therewith, CCWH elected to satisfy and discharge the indentures governing the CCWH Subordinated Notes in accordance with their terms and the trustee acknowledged such discharge and satisfaction. As a result of the satisfaction and discharge of the indentures, CCWH and the guarantors of the CCWH Subordinated Notes have been released from their remaining obligations under the indentures and the CCWH Subordinated Notes.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)
On June 1, 2018, Clear Channel Outdoor, Inc. (“CCO”), a subsidiary of the Company, refinanced the Company's senior revolving credit facility with a receivables-based credit facility that provided for revolving credit commitments of up to $75.0 million. On June 29, 2018, CCO entered into an amendment providing for a $50.0 million incremental increase of the facility, bringing the aggregate revolving credit commitments to $125.0 million. The facility has a five-year term, maturing in 2023. As of December 31, 2018, the facility had $94.4 million of letters of credit outstanding and a borrowing limit of $125.0 million, resulting in $30.6 million of excess availability. Certain additional restrictions, including a springing financial covenant, take effect at decreased levels of excess availability.

The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.2 billion and $5.3 billion at December 31, 2018 and December 31, 2017, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 1.
Senior Notes and Senior Subordinated Notes
As of December 31, 2018 and 2017, the Company had senior notes and senior subordinated notes consisting of:

(In thousands)	Maturity Date	Interest Rate	Interest Payment Terms	12/31/2018	12/31/2017
CCWH Senior Notes:
6.5% Series A Senior Notes Due 2022	11/15/2022	6.5%	Payable to the trustee weekly in arrears and to noteholders on May 15 and November 15 of each year	$735,750	$735,750
6.5% Series B Senior Notes Due 2022	11/15/2022	6.5%	Payable to the trustee weekly in arrears and to noteholders on May 15 and November 15 of each year	1,989,250	1,989,250
CCWH Subordinated Notes(1):
7.625% Series A Senior Subordinated Notes Due 2020	3/15/2020	7.625%	Payable to the trustee weekly in arrears and to noteholders on March 15 and September 15 of each year	275,000	275,000
7.625% Series B Senior Subordinated Notes Due 2020	3/15/2020	7.625%	Payable to the trustee weekly in arrears and to noteholders on March 15 and September 15 of each year	1,925,000	1,925,000
Total CCWH Notes				$4,925,000	$4,925,000
Clear Channel International B.V. Senior Notes:
8.75% Senior Notes Due 2020	12/15/2020	8.750%	Payable semi-annually in arrears on June 15 and December 15 of each year	375,000	375,000
Total Senior Notes				$5,300,000	$5,300,000

(1)
On February 4, 2019, CCWH delivered a conditional notice of redemption calling all of its outstanding CCWH Subordinated Notes for redemption on March 6, 2019. The redemption was conditioned on the closing of the offering of $2,235.0 million of New CCWH Subordinated Notes. At the closing of such offering on February 12, 2019, CCWH deposited with the trustee for the CCWH Subordinated Notes a portion of the proceeds from the new notes in an amount sufficient to pay and discharge the principal amount outstanding, plus accrued and unpaid interest on the CCWH Subordinated Notes to, but not including, the redemption date. CCWH irrevocably instructed the trustee to apply such funds to the full payment of the CCWH Subordinated Notes on the redemption date. Concurrently therewith, CCWH elected to satisfy and discharge the indentures governing the CCWH Subordinated Notes in accordance with their terms and the trustee acknowledged such discharge and satisfaction. As a result of the satisfaction and discharge of the indentures, CCWH and the guarantors of the CCWH Subordinated Notes have been released from their remaining obligations under the indentures and the CCWH Subordinated Notes.

Guarantees and Security
The Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and Series B Senior Notes due 2022 (the “Series B CCWH Senior Notes” and together with the Series A CCWH Senior Notes, the “CCWH Senior Notes”) are guaranteed by CCOH, CCO and certain of CCOH’s direct and indirect subsidiaries. The CCWH Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by CCOH, CCO and certain of CCOH’s other domestic subsidiaries and rank junior to each guarantor’s existing and future senior debt, including the CCWH Senior Notes, equally with each guarantor’s

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

existing and future senior subordinated debt and ahead of each guarantor’s existing and future debt that expressly provides that it is subordinated to the guarantees of the CCWH Subordinated Notes.
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
Certain Covenants
The indentures governing the Senior Notes and Senior Subordinated Notes contain covenants that limit CCOH and its restricted subsidiaries ability to, among other things:

•	incur or guarantee additional debt or issue certain preferred stock;

•	make certain investments;

•	in case of the Senior Notes, create liens on its restricted subsidiaries’ assets to secure such debt;

•	create restrictions on the payment of dividends or other amounts to it from its restricted subsidiaries that are not guarantors of the notes;

•	enter into certain transactions with affiliates;

•	merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of its assets;

•	sell certain assets, including capital stock of its subsidiaries; and

•	in the case of the Series B CCWH Senior Notes and the Series B CCWH Subordinated Notes, pay dividends, redeem or repurchase capital stock or make other restricted payments.
Clear Channel International B.V. Senior Notes
The 8.75% Senior Notes due 2020 (the “CCIBV Senior Notes”) of Clear Channel International B.V. (“CCIBIV”), an international subsidiary or ours, are guaranteed by certain of the International outdoor business’s existing and future subsidiaries. The Company does not guarantee or otherwise assume any liability for the CCIBV Senior Notes. The notes are senior unsecured obligations that rank pari passu in right of payment to all unsubordinated indebtedness of CCIBV and the guarantees of the notes are senior unsecured obligations that rank pari passu in right of payment to all unsubordinated indebtedness of the guarantors of the notes.
On August 14, 2017, CCIBV issued $150.0 million in aggregate principal amount of CCIBV Senior Notes (the “New CCIBV Notes”). The New CCIBV Notes were issued as additional notes under the indenture governing CCIBV’s existing CCIBV Senior Notes and were issued at a premium, resulting in $156.0 million in proceeds.  The New CCIBV Notes mature on December 15, 2020 and bear interest at a rate of 8.75% per annum, payable semi-annually in arrears on June 15 and December 15 of each year.
Redemptions
CCIBV may redeem the notes at its option, in whole or part, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date.

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
Receivables Based Credit Facility Due 2023
On June 1, 2018 (the "Closing Date"), CCO, a subsidiary of the Company, entered into a Credit Agreement, as parent borrower, with certain of its subsidiaries named therein, as subsidiary borrowers, Deutsche Bank AG New York Branch, as administrative agent and swing line lender, and the other lenders from time to time party thereto. The Credit Agreement governs CCO’s new receivables-based revolving credit facility and replaced the Company's prior credit agreement, dated as of August 22, 2013, which was terminated on the Closing Date.
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
As of December 31, 2018, the facility had $94.4 million of letters of credit outstanding and a borrowing limit of $125.0 million, resulting in $30.6 million of excess availability. Certain additional restrictions, including a springing financial covenant, take effect at decreased levels of excess availability.
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
Maturity
Borrowings under the Credit Agreement will mature, and lending commitments thereunder will terminate, on the earlier of (a) June 1, 2023 and (b) 90 days prior to the maturity date of any indebtedness of CCOH or any of its direct or indirect subsidiaries in an aggregate principal amount outstanding in excess of $250,000,000 (other than the CCIBV Senior Notes).

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Other Debt
Other debt includes various borrowings and capital leases utilized for general operating purposes.  Included in the $3.9 million balance at December 31, 2018 is $0.2 million that matures in less than one year.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future Maturities of Long-term Debt
Future maturities of long-term debt as of December 31, 2018 are as follows:

(in thousands)
2019	$227
2020	2,575,255
2021	295
2022	2,725,335
2023	373
Thereafter	2,397
Total (1)	$5,303,882

(1)	Excludes original issue discount and long-term debt fees of $0.7 million and $25.9 million, respectively, which are amortized through interest expense over the life of the underlying debt obligations.
Surety Bonds, Letters of Credit and Guarantees
As of December 31, 2018, the Company had $60.5 million, $94.4 million and $37.6 million, in surety bonds, letters of credit and bank guarantees outstanding, respectively. A portion of the bank guarantees was supported by $17.4 million of cash collateral. Additionally, as of December 31, 2018, iHeartCommunications had outstanding commercial standby letters of credit of $1.2 million held on behalf of the Company. These letters of credit, surety bonds and bank guarantees relate to various operational matters, including insurance, bid, concession and performance bonds, as well as other items.

NOTE 6 – COMMITMENTS AND CONTINGENCIES
Commitments and Contingencies
The Company accounts for its rentals that include renewal options, annual rent escalation clauses, minimum franchise payments and maintenance related to displays under the guidance in ASC 840.
The Company considers its non-cancelable contracts that enable it to display advertising on buses, bus shelters, trains, etc., in the absence of substitution rights, to be leases in accordance with the guidance in ASC 840-10. These contracts may contain minimum annual franchise payments which generally escalate each year. The Company accounts for these minimum franchise payments on a straight-line basis. If the rental increases are not scheduled in the lease, such as an increase based on subsequent changes in the index or rate, those rents are considered contingent rentals and are recorded as expense when accruable. Other contracts may contain a variable rent component based on revenue. The Company accounts for these variable components as contingent rentals and records these payments as expense when accruable. No single contract or lease is material to the Company’s operations.
The Company accounts for annual rent escalation clauses included in the lease term on a straight-line basis under the guidance in ASC 840-20-25. The Company considers renewal periods in determining its lease terms if at inception of the lease there is reasonable assurance the lease will be renewed. Expenditures for maintenance are charged to operations as incurred, whereas expenditures for renewal and betterments are capitalized. Non-cancelable contracts that provide the lessor with a right to fulfill the arrangement with property, plant and equipment not specified within the contract are not a lease and have been included within non-cancelable contracts within the table below.
The Company leases office space, equipment and the majority of the land occupied by its advertising structures under long-term operating leases. The Company accounts for these leases in accordance with the policies described above.
The Company’s contracts with municipal bodies or private companies relating to street furniture, billboards, transit and malls generally require the Company to build bus stops, kiosks and other public amenities or advertising structures during the term of the contract. The Company generally owns these structures and is generally allowed to advertise on them for the remaining term of the contract. Once the Company has built the structure, the cost is capitalized and expensed over the shorter of the economic life of the asset or the remaining life of the contract.
In addition, the Company has commitments relating to required purchases of property, plant, and equipment under certain street furniture contracts.  Certain of the Company’s contracts contain penalties for not fulfilling its commitments related to its obligations

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to build bus stops, kiosks and other public amenities or advertising structures.  Historically, any such penalties have not materially impacted the Company’s financial position or results of operations.
As of December 31, 2018, the Company’s future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year, capital expenditure commitments and employment contracts consist of the following:

(In thousands)			Capital
	Non-Cancelable	Non-Cancelable	Expenditure
	Operating Lease	Contracts	Commitments
2019	$500,600	$251,083	$24,322
2020	402,686	229,433	7,408
2021	340,948	195,933	11,103
2022	258,564	137,055	4,179
2023	188,892	104,601	6,431
Thereafter	1,371,326	304,904	7,909
Total	$3,063,016	$1,223,009	$61,352
Rent expense charged to operations for the years ended December 31, 2018, 2017 and 2016 was $1,010.3 million, $954.3 million and $947.4 million, respectively.
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
Stockholder Litigation
On May 9, 2016, a stockholder of the Company filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned GAMCO Asset Management Inc. v. iHeartMedia Inc. et al., C.A. No. 12312-VCS. The complaint names as defendants iHeartCommunications, the Company’s indirect parent company, iHeartMedia, the parent company of iHeartCommunications, Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsor Defendants”), iHeartMedia’s private equity sponsors and majority owners, and the members of the Company’s board of directors. The Company also is named as a nominal defendant. The complaint alleges that the Company has been harmed by the intercompany agreements with iHeartCommunications, the Company’s lack of autonomy over its own cash and the actions of the defendants in serving the interests of iHeartMedia, iHeartCommunications and the Sponsor Defendants to the detriment of the Company and its minority stockholders. Specifically, the complaint alleges that the defendants have breached their fiduciary duties by causing the Company to: (i) continue to loan cash to iHeartCommunications under the intercompany note at below-market rates; (ii) abandon its growth and acquisition strategies in favor of transactions that would provide cash to iHeartMedia and iHeartCommunications; (iii) issue new debt in offering the CCIBV Senior Notes (the “CCIBV Note Offering”) to provide cash to iHeartMedia and iHeartCommunications through a dividend; and (iv) effect the sales of certain outdoor markets in the U.S. (the “Outdoor Asset Sales”) allegedly to provide cash to iHeartMedia

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and iHeartCommunications through a dividend. The complaint also alleges that iHeartMedia, iHeartCommunications and the Sponsor Defendants aided and abetted the directors’ breaches of their fiduciary duties. The complaint further alleges that iHeartMedia, iHeartCommunications and the Sponsor Defendants were unjustly enriched as a result of these transactions and that these transactions constituted a waste of corporate assets for which the defendants are liable to the Company. The plaintiff is seeking, among other things, a ruling that the defendants breached their fiduciary duties to the Company and that iHeartMedia, iHeartCommunications and the Sponsor Defendants aided and abetted the board of directors’ breaches of fiduciary duty, rescission of payments to iHeartCommunications and its affiliates pursuant to dividends declared in connection with the CCIBV Note Offering and Outdoor Asset Sales, and an order requiring iHeartMedia, iHeartCommunications and the Sponsor Defendants to disgorge all profits they have received as a result of the alleged fiduciary misconduct.
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
On December 29, 2017, another stockholder of the Company filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned Norfolk County Retirement System, v. iHeartMedia, Inc., et al., C.A. No. 2017-0930-JRS. The complaint names as defendants iHeartMedia, iHeartCommunications, the Sponsor Defendants, and the members of the Company's board of directors.  The Company is named as a nominal defendant. The complaint alleges that the Company has been harmed by the Company board of directors' November 2017 decision to extend the maturity date of the intercompany revolving note (the “Third Amendment”) at what the complaint describes as far-below-market interest rates.  Specifically, the complaint alleges that (i) iHeartMedia and Sponsor defendants breached their fiduciary duties by exploiting their position of control to require the Company to enter the Third Amendment on terms unfair to the Company; (ii) the Company board of directors breached their duty of loyalty by approving the Third Amendment and elevating the interests of iHeartMedia, iHeartCommunications and the Sponsor Defendants over the interests of the Company and its minority unaffiliated stockholders; and (iii) the terms of the Third Amendment could not have been agreed to in good faith and represent a waste of corporate assets by the Company board of directors.  The complaint further alleges that iHeartMedia, iHeartCommunications and the Sponsor defendants were unjustly enriched as a result of the unfairly favorable terms of the Third Amendment.  The plaintiff sought, among other things, a ruling that the defendants breached their fiduciary duties to the Company, a modification of the Third Amendment to bear a commercially reasonable rate of interest, and an order requiring disgorgement of all profits, benefits and other compensation obtained by defendants as a result of the alleged breaches of fiduciary duties.
On March 7, 2018, the defendants filed a motion to dismiss plaintiff's verified derivative complaint for failure to state a claim upon which relief can be granted. On March 16, 2018, iHM filed a Notice of Suggestion of Pendency of Bankruptcy and Automatic Stay of Proceedings.
On August 27, 2018, the same stockholder of the Company that had filed the derivative lawsuit in the Court of Chancery of the State of Delaware, captioned GAMCO Asset Management Inc. v. iHeartMedia Inc. et al., C.A. No. 12312-VCS (GAMCO Asset Management Inc.) filed a putative class action lawsuit in the Court of Chancery of the State of Delaware, captioned GAMCO Asset Management, Inc. v. Hendrix, et al., C.A. No. 2018-0633-JRS. The complaint names as defendants the Sponsor Defendants and the members of the Company’s board of directors. The complaint alleges that minority shareholders in the Company during the period November 8, 2017 to March 14, 2018 were harmed by decisions of the Company's board of directors and the intercompany note committee of the Board relating to the Intercompany Note (as defined below). Specifically, the complaint alleges that (i) the members of the intercompany note committee breached their fiduciary duties by not demanding payment under the Intercompany Note and issuing a simultaneous dividend after a threshold tied to iHeartMedia’s liquidity had been reached; (ii) the Company's board of directors breached their fiduciary duties by approving the Third Amendment rather than allowing the Intercompany Note to expire; (iii) the Company's Board breached their fiduciary duties by not demanding payment under the Intercompany Note and issuing a simultaneous dividend after a threshold tied to iHeartMedia’s liquidity had been reached; (iv) the Sponsor Defendants breached their fiduciary duties by not directing the Company's Board to permit the Intercompany Note to expire and to declare a dividend. The complaint further alleges that the Sponsor Defendants aided and abetted the Board’s alleged breach of fiduciary duties. The plaintiff seeks, among other things, a ruling that the Company's Board, the intercompany note committee, and the Sponsor Defendants breached their fiduciary duties and that the Sponsor Defendants aided and abetted the Board’s breach of fiduciary duty; and an award of damages, together with pre- and post-judgment interests, to the putative class of minority shareholders.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 16, 2018, the Debtors, CCOH, GAMCO Asset Management, Inc., and Norfolk County Retirement System entered into the Settlement Agreement, which resolves all claims, objections, and other causes of action that have been or could be asserted by or on behalf of CCOH, GAMCO Asset Management, Inc., and/or Norfolk County Retirement System by and among the Debtors, CCOH, GAMCO Asset Management, Inc., certain individual defendants in the GAMCO Asset Management, Inc. action and/or the Norfolk County Retirement System action, and the private equity sponsor defendants in such actions. The Settlement Agreement provides for the consensual separation of the Debtors and CCOH, including approximately $149.0 million of recovery to CCOH on account of its claim against iHeartCommunications in the Chapter 11 cases, an unsecured revolving line of credit in an aggregate amount not to exceed $200 million from iHeartCommunications (the “iHeart Line of Credit”), the transfer of certain of the Debtors’ intellectual property to CCOH, the waiver by the Debtors of the setoff for the value of the transferred intellectual property, mutual releases, the termination of the cash sweep under the existing Corporate Services Agreement, the termination of any agreements or licenses requiring royalty payments from CCOH to the Debtors for trademarks or other intellectual property, the waiver of any post-petition amounts owed by CCOH relating to such trademarks or other intellectual property, and the execution of a new transition services agreement and other separation documents. The Settlement Agreement was approved by the Bankruptcy Court and the United States District Court for the Southern District of Texas in connection with the confirmation of the iHeartMedia Chapter 11 Cases on January 22, 2019.
China Investigation
Several employees of Clear Media Limited, an indirect, non-wholly-owned subsidiary of the Company whose ordinary shares are listed on the Hong Kong Stock Exchange, are subject to an ongoing police investigation in China for misappropriation of funds. The Company is not aware of any litigation, claim or assessment pending against the Company in this investigation or otherwise. Based on information known to date, the Company believes any contingent liabilities arising from potential misconduct that has been or may be identified by the investigation in China are not material to the Company’s consolidated financial statements. The effect of the misappropriation of funds is reflected in these financial statements in the appropriate periods.
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
Italy Investigation
During the three months ended June 30 2018, the Company identified misstatements associated with VAT obligations in its business in Italy, which resulted in an understatement of its VAT obligation. These misstatements resulted in an understatement of other long-term liabilities of $16.9 million as of December 31, 2017. The effect of these misstatements is reflected in the historical financial statements in the appropriate periods. Upon identification of these misstatements, the Company undertook certain procedures, including a forensic investigation, which is ongoing. In addition, the Company voluntarily disclosed the matter and preliminary findings to the Italian tax authorities in order to commence a discussion on the appropriate calculation of the VAT position. The current expectation is that the Company may have to repay to the Italian tax authority a substantial portion of the VAT previously applied as a credit in relation to the transactions under investigation, amounting to approximately $17 million, including estimated possible penalties and interest. The Company made a payment of approximately $8.6 million during the fourth quarter of 2018 and expects to pay the remainder during the first half of 2019. The ultimate amount to be paid may differ from the estimates, and such differences may be material.

NOTE 7 — RELATED PARTY TRANSACTIONS
Due from iHeartCommunications
The Company records net amounts due from or to iHeartCommunications as “Due from/to iHeartCommunications” on the consolidated balance sheets, net of allowance for credit losses.  The accounts represent the revolving promissory note issued by the Company to iHeartCommunications and the revolving promissory note issued by iHeartCommunications to the Company in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances.  The

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounts accrue interest pursuant to the terms of the promissory notes and were generally payable on demand or when they were scheduled to mature on May 15, 2019.
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
As of December 31, 2018 and December 31, 2017, the asset recorded in “Due from iHeartCommunications” on the consolidated balance sheet was $154.8 million and $212.0 million, respectively.  The Company did not expect that it would be able to recover all of the amounts owed to it under the Due from iHeartCommunications Note upon the implementation of the iHeartMedia Plan of Reorganization. As a result, the Company recognized a loss of $855.6 million on the Due from iHeartCommunications Note during the fourth quarter of 2017 to reflect the estimated recoverable amount of the note as of December 31, 2017, based on management's best estimate of the cash settlement amount. In addition, upon the filing of the iHeart Chapter 11 Cases on March 14, 2018, the Company ceased recording interest income on the pre-petition balance due from iHeartCommunications Note, which amounted to $21.3 million for the period from January 1, 2018 to March 14, 2018, as the collectability of the interest was not considered probable. As a result of the $855.6 million allowance on the Due from iHeartCommunications Note recognized during the fourth quarter of 2017 and the $21.3 million reserve recognized in relation to interest incurred during the pre-petition period in the three months ended March 31, 2018, the outstanding principal amount of $1,031.7 million was reduced to $154.8 million as of December 31, 2018 on our consolidated balance sheet. Pursuant to the Settlement Agreement, we agreed that we will recover 14.44%, or approximately $149.0 million, in cash on our allowed claim of $1,031.7 million under the Due from iHeartCommunications Note. See Note 6 "Related Party Transactions--Stockholder Litigation" for more information about the Settlement Agreement.
On November 29, 2017, the “Due from iHeartCommunications” note was amended to extend its maturity from December 15, 2017 to May 15, 2019. The note's interest rate was also amended and increased from 6.5% to 9.3%. Any balance above $1.0 billion accrued interest capped at a rate of 20.0%, while the balance up to $1.0 billion accrued interest at a rate of 9.3%. As noted above, no interest income was recorded on the pre-petition Due from iHeartCommunications Note during the year ended December 31, 2018. The net interest income recognized in the years ended December 31, 2018, 2017 and 2016 was $0.4 million, $68.9 million, and $50.3 million, respectively.
If CCOH does not realize the expected recovery under the Due from iHeartCommunications Note, or does not otherwise obtain sufficient supplemental liquidity as contemplated by the Disclosure Statement filed by the Debtors in the iHeart Chapter 11 Cases, the Company could experience a liquidity shortfall. In addition, any repayments that CCOH received on the Due from iHeartCommunications Note during the one-year preference period prior to the filing of the iHeart Chapter 11 Cases may potentially be avoidable as a preference and subject to recovery by the iHeartCommunications bankruptcy estate, which could further exacerbate any liquidity shortfall.
Other Related Party Transactions
The Company provides advertising space on its billboards for iHeartMedia, Inc. and for radio stations owned by iHeartMedia, Inc. For the years ended December 31, 2018, 2017 and 2016, the Company recorded $7.2 million, $6.9 million, and $3.5 million, respectively, in revenue for these advertisements. Some of these agreements are leasing transactions as they convey to iHeartMedia, Inc. the right to use the Company's advertising structures for a stated period of time.
Under the Corporate Services Agreement between iHeartCommunications and the Company, iHeartCommunications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) certain executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; and (viii) other general corporate services.  These services are charged to the Company based on actual direct costs incurred or

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

allocated by iHeartCommunications based on headcount, revenue or other factors on a pro rata basis. For the years ended December 31, 2018, 2017 and 2016, the Company recorded $68.0 million, $68.7 million, and $36.0 million, respectively, as a component of corporate expenses for these services. The iHeart Chapter 11 Cases could cause significant uncertainties and disrupt our operations and/or adversely affect our rights under the Corporate Services Agreement and the other intercompany agreements.
In February 2017, the Company and its indirect parent company, iHeartMedia, entered into an agreement related to the potential purchase at fair value of the Clear Channel registered trademarks and domain names. The agreements provide that CCOH will pay a license fee to iHeartMedia, Inc. in 2017 based on revenues of entities using the Clear Channel name, pursuant to the Amended and Restated License Agreement, dated November 10, 2005, by and between iHM Identity, Inc. and Outdoor Management Services, Inc. Included within the management services expense recognized in the years ended December 31, 2018 and 2017 are expenses related to this license of $38.7 million and $36.8 million, respectively. As discussed above, the Amended and Restated License Agreement terminated as of January 1, 2019 per the terms of the CCOH Settlement.
Pursuant to the Tax Matters Agreement between iHeartCommunications and the Company, the operations of the Company are included in a consolidated federal income tax return filed by iHeartMedia.  The Company’s provision for income taxes has been computed on the basis that the Company files separate consolidated federal income tax returns with its subsidiaries.  Tax payments are made to iHeartCommunications on the basis of the Company’s separate taxable income.  Tax benefits recognized on the Company’s employee stock option exercises are retained by the Company.
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
Pursuant to the Employee Matters Agreement, the Company’s employees participate in iHeartCommunications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan.  For the years ended December 31, 2018, 2017 and 2016, the Company recorded $9.2 million, $9.5 million and $9.4 million, respectively, as a component of selling, general and administrative expenses for these services.
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
On December 22, 2017, the U.S. government enacted comprehensive income tax legislation, referred to as The Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new U.S. taxes on certain foreign earnings. To account for the reduction in the U.S. federal corporate income tax rate, we remeasured our deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future, generally 21%, which resulted in the recording of a provisional deferred tax benefit of $228.0 million during 2017. To determine the impact from the one-time transition tax on accumulated foreign earnings, we analyzed our cumulative foreign earnings and profits in accordance with the rules provided in the Tax Act and determined that no transition tax was due as a result of the net accumulated deficit in our foreign earnings and profits.  As of December 31, 2018, we have completed our accounting for all of the enactment-date income tax effects of the Tax Act and determined that no material adjustments were required to our provisional amounts recorded as of December 31, 2017.
Significant components of the provision for income tax benefit (expense) are as follows:

(In thousands)	Years Ended December 31,
	2018	2017	2016
Current - federal	$—	$(87)	$—
Current - foreign	(17,566)	(29,403)	(43,743)
Current - state	(554)	(1,377)	(1,731)
Total current expense	(18,120)	(30,867)	(45,474)

Deferred - federal	(5,673)	306,078	(89,049)
Deferred - foreign	(6,530)	(2,548)	56,048
Deferred - state	(2,192)	7,555	976
Total deferred benefit (expense)	(14,395)	311,085	(32,025)
Income tax benefit (expense)	$(32,515)	$280,218	$(77,499)
For the year ended December 31, 2018 the Company recorded current tax expense of $18.1 million as compared to $30.9 million for the 2017 year. The current tax expense for 2018 was primarily related to foreign income taxes on operating profits generated in certain jurisdictions during the period.
For the year ended December 31, 2017 the Company recorded current tax expense of $30.9 million as compared to $45.5 million for the 2016 year. The current tax expense for 2017 was primarily related to foreign income taxes on operating profits generated in certain jurisdictions during the period.
Deferred tax expense of $14.4 million was recorded for 2018 compared with a deferred tax benefit of $311.1 million for 2017.  The change in deferred taxes is primarily due to the provisional deferred tax benefit of $228.0 million recorded in 2017 related to the reduction of the U.S. federal corporate tax rate to 21% in connection with the enactment of the Tax Act mentioned above.
Deferred tax benefit of $311.1 million was recorded for 2017 compared with a deferred tax expense of $32.0 million for 2016.  The change in deferred taxes is primarily due to the provisional deferred tax benefit of $228.0 million recorded in 2017 related to the reduction of the U.S. federal corporate tax rate to 21% in connection with the enactment of the Tax Act mentioned above. The

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

change in foreign deferred taxes was the result of foreign deferred tax benefit recorded in 2016 for the release of valuation allowance against certain net operating loss carryforwards in France.
Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2018 and 2017 are as follows:

(In thousands)	December 31,	December 31,
	2018	2017
Deferred tax liabilities:
Intangibles and fixed assets	$486,873	$507,625
Equity in earnings	2,414	2,106
Other	11,574	14,058
Total deferred tax liabilities	500,861	523,789
Deferred tax assets:
Accrued expenses	20,210	16,927
Net operating loss carryforwards	363,875	229,398
Interest expense carryforwards	67,098	—
Bad debt reserves	4,089	3,656
Due from iHeartCommunications	—	202,461
Other	27,256	24,124
Total deferred tax assets	482,528	476,566
Less: Valuation allowance	316,682	274,219
Net deferred tax assets	165,846	202,347
Net deferred tax liabilities	$335,015	$321,442
The deferred tax liabilities associated with intangibles and fixed assets primarily relates to the difference in book and tax basis of acquired billboard permits and tax deductible goodwill created from the Company’s various stock acquisitions.  In accordance with ASC 350-10, Intangibles—Goodwill and Other, the Company does not amortize its book basis in permits.  As a result, this deferred tax liability will not reverse over time unless the Company recognizes future impairment charges related to its permits and tax deductible goodwill or sells its permits.  As the Company continues to amortize its tax basis in its permits and tax deductible goodwill, the deferred tax liability will increase over time. The Company’s net foreign deferred tax assets for the period ending December 31, 2018 and 2017 were $48.0 million and $53.6 million, respectively.
At December 31, 2018, the Company had recorded deferred tax assets for net operating loss carryforwards (tax effected) for federal and state income tax purposes of $236.8 million, which expire in various amounts through 2038. In addition, the Company recorded a deferred tax asset of $202.5 million related to the impairment loss on the Due from iHeartCommunications Note for the period ending December 31, 2017 and in 2018 the realization of this deferred tax asset increased the Company’s net operating loss for the period. The Tax Act amended Section 163(j) of the Internal Revenue Code, thereby establishing new rules governing a U.S. taxpayer’s ability to deduct interest expense beginning in 2018. Section 163(j), as amended, generally limits the deduction for business interest expense to thirty percent of adjusted taxable income, and provides that any disallowed interest expense may be carried forward indefinitely. In applying the new rules under Section 163(j), the Company recorded an interest expense limitation and carryforward deferred tax asset for federal and state purposes of $67.1 million as of December 31, 2018. The Company expects to realize the benefits of a portion of its deferred tax assets based upon expected future taxable income from deferred tax liabilities that reverse in the relevant federal and state jurisdictions and carryforward periods.  As of December 31, 2018, the Company had recorded a valuation allowance of $199.4 million against a portion of these deferred tax assets which it does not expect to realize. The Company recorded a net decrease of $7.8 million in valuation allowances against its foreign deferred tax assets during the year ended December 31, 2018.  At December 31, 2018, the Company had recorded $127.1 million (tax-effected) of deferred tax assets for foreign net operating losses, which are offset in part by an associated valuation allowance of $79.3 million.  The remaining deferred tax valuation allowance of $38.0 million offsets other foreign deferred tax assets that are not expected to be realized.  Realization of these foreign deferred tax assets is dependent upon the Company’s ability to generate future taxable income in appropriate tax jurisdictions to obtain benefits.  Due to the Company’s evaluation of all available evidence, including significant negative evidence of cumulative losses in these jurisdictions, the Company continues to record valuation allowances on the foreign deferred tax assets that are not expected to be realized.  The Company expects to realize its remaining gross deferred tax assets

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based upon its assessment of deferred tax liabilities that will reverse in the same carryforward period and jurisdiction and are of the same character as the net operating loss carryforwards and temporary differences that give rise to the deferred tax assets.  Any deferred tax liabilities associated with billboard permits and tax deductible goodwill intangible assets are not relied upon as a source of future taxable income, as these intangible assets have an indefinite life.
At December 31, 2018 and 2017, net deferred tax assets include a deferred tax asset of $8.8 million and $9.6 million, respectively, relating to stock-based compensation expense under ASC 718-10, Compensation—Stock Compensation.  Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date.   Accordingly, there can be no assurance that the stock price of the Company’s Common Stock will rise to levels sufficient to realize the entire deferred tax benefit currently reflected in our balance sheet.  See Note 8 for additional discussion of ASC 718-10.
Income (loss) before income taxes:

(In thousands)	Years Ended December 31,
	2018	2017	2016
US	$(158,965)	$(942,297)	$182,258
Foreign	(11,365)	35,869	53,118
Total income (loss) before income taxes	$(170,330)	$(906,428)	$235,376
The reconciliation of income tax computed at the U.S. federal statutory rates to income tax benefit is:

(In thousands)	Years Ended December 31,
	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax benefit (expense) at statutory rates	$35,769	21.0%	$317,250	35.0%	$(82,382)	35.0%
State income taxes, net of federal tax effect	11,150	6.5%	23,378	2.6%	(4,602)	2.0%
Foreign income taxes	(26,483)	(15.5)%	(19,409)	(2.1)%	(23,555)	9.9%
Nondeductible items	(565)	(0.3)%	(646)	(0.1)%	(687)	0.3%
Changes in valuation allowance and other estimates	(50,927)	(29.9)%	(148,389)	(16.4)%	34,597	(14.7)%
U.S. tax reform	—	—%	228,010	25.2%	—	—%
U.S. rate differential on impairment of related party note	—	—%	(115,755)	(12.8)%	—	—%
Other, net	$(1,459)	(0.9)%	$(4,221)	(0.5)%	$(870)	0.4%
Income tax benefit (expense)	$(32,515)	(19.1)%	$280,218	30.9%	$(77,499)	32.9%
During 2018, the Company recorded tax expense of $32.5 million. The 2018 income tax expense and (19.1)% effective tax rate were impacted primarily by the $50.3 million of deferred tax expense attributed to the valuation allowance recorded against federal and state deferred tax assets generated in the current period due to the uncertainty of the ability to utilize those assets in future periods. In addition, losses in certain foreign jurisdictions were not benefited primarily due to the uncertainty of the ability to utilize those losses in future periods.
During 2017, the Company recorded tax benefit of $280.2 million. The 2017 income tax benefit and 30.9% effective tax rate were impacted primarily by the $228.0 million provisional deferred tax benefits recorded in connection with the reduction in the U.S. federal corporate tax rate to 21% upon enactment of the Tax Act described above. Additionally, subsequent to the enactment of the Tax Act and as further described in Note 7 above, the Company recorded an impairment loss of $855.6 million on the Due from iHeartCommunications Note. In connection with this impairment loss, the Company recorded a deferred tax asset at the newly enacted U.S. federal corporate tax rate. As this deferred tax asset was recorded subsequent to the enactment of the Tax Act, the associated impact to the Company’s 2017 effective tax rate is separately described in the table above “U.S. rate differential on impairment of related party note”. The Company also recorded tax expense of $149.2 million in connection with the valuation

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

allowance recorded against federal and state deferred tax assets generated in the current period due to the uncertainty of the ability to utilize those assets in future periods.
During 2016, the Company recorded tax expense of $77.5 million. The 2016 income tax expense and 32.9% effective tax rate were impacted primarily by the $32.9 million and $43.3 million deferred tax benefits recorded in connection with the release of valuation allowances in the U.S. and France, respectively. These deferred tax benefits were partially offset by $54.7 million in tax expense attributable to the sale of our Australia outdoor business.
The Company provides for any related tax liability on undistributed earnings that the Company does not intend to be indefinitely reinvested outside the United States and that would become taxable upon remittance within our foreign structure.  The Company has not provided U.S. federal income taxes for temporary differences with respect to investments in our foreign subsidiaries, which at December 31, 2018 currently result in tax basis amounts greater than the financial reporting basis. If any excess cash held by our foreign subsidiaries were needed to fund operations in the U.S., we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes. All tax liabilities owed by the Company are paid either by the Company or on behalf of the Company by iHeartCommunications through an operating account that represents net amounts due to or from iHeartCommunications.
The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense.  The total amount of interest accrued at December 31, 2018 and 2017, was $3.3 million and $3.3 million, respectively. The total amount of unrecognized tax benefits including accrued interest and penalties at December 31, 2018 and 2017, was $31.6 million and $37.7 million, respectively, of which $18.2 million and $20.0 million is included in “Other long-term liabilities.” In addition, $13.4 million and $17.7 million of unrecognized tax benefits are recorded net with the Company’s deferred tax assets for its net operating losses as opposed to being recorded in “Other long-term liabilities” at December 31, 2018 and 2017, respectively. The total amount of unrecognized tax benefits at December 31, 2018 and 2017 that, if recognized, would impact the effective income tax rate is $14.3 million and $16.1 million, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	Years Ended December 31,
Unrecognized Tax Benefits	2018	2017
Balance at beginning of period	$34,431	$37,174
Increases for tax position taken in the current year	3,881	4,327
Increases for tax positions taken in previous years	830	2,165
Decreases for tax position taken in previous years	(5,748)	(499)
Decreases due to settlements with tax authorities	—	(225)
Decreases due to lapse of statute of limitations	(5,048)	(8,511)
Balance at end of period	$28,346	$34,431
Pursuant to the Tax Matters Agreement between iHeartCommunications and the Company, the operations of the Company are included in a consolidated U.S. federal income tax return filed by iHeartMedia.  In addition, the Company and its subsidiaries file income tax returns in various state and foreign jurisdictions.  During 2018 and 2017, the Company reversed $5.2 million and $9.2 million in unrecognized tax benefits, respectively, inclusive of interest, as a result of the expiration of statutes of limitations to assess taxes in certain state and foreign jurisdictions. During 2018, the Company settled certain tax examinations that resulted in the reduction of uncertain tax positions of $6.4 million, inclusive of interest. All federal income tax matters through 2014 are closed. Substantially all material state, local, and foreign income tax matters have been concluded for years through 2011.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)
The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. The following table shows the changes in stockholders’ equity attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total, ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balances as of January 1, 2018	$(2,015,334)	$157,040	$(1,858,294)
Net income (loss)	(218,240)	15,395	(202,845)
Dividends declared	(29,995)	—	(29,995)
Dividends and other payments to noncontrolling interests	—	(4,509)	(4,509)
Share-based compensation	8,041	476	8,517
Foreign currency translation adjustments	(7,294)	(8,040)	(15,334)
Other adjustments to comprehensive loss	(1,498)	—	(1,498)
Reclassifications	2,962	—	2,962
Other, net	(656)	—	(656)
Balances as of December 31, 2018	$(2,262,014)	$160,362	$(2,101,652)

Balance as of January 1, 2017	$(1,091,486)	$144,174	$(947,312)
Net income (loss)	(644,348)	18,138	(626,210)
Dividends declared	(332,498)	—	(332,498)
Dividends and other payments to noncontrolling interests	—	(12,010)	(12,010)
Disposal of noncontrolling interests	—	(2,439)	(2,439)
Share-based compensation	8,659	931	9,590
Foreign currency translation adjustments	34,392	8,949	43,341
Unrealized holding loss on marketable securities	(414)	—	(414)
Other adjustments to comprehensive loss	6,720	—	6,720
Reclassifications	5,441	—	5,441
Other, net	(1,800)	(703)	(2,503)
Balances as of December 31, 2017	$(2,015,334)	$157,040	$(1,858,294)
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
The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on historical volatility of the Company’s stock over the expected life of the options. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The Company uses historical

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

data to estimate option exercise and employee terminations within the valuation model. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option. The Company does not estimate forfeitures at grant date, but rather has elected to account for forfeitures when they occur. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant:

	Years Ended December 31,
	2018	2017	2016
Expected volatility	44%	42%	42% – 44%
Expected life in years	6.3	6.3	6.3
Risk-free interest rate	2.76%	2.12%	1.12% – 1.41%
Dividend yield	—%	—%	—%
The following table presents a summary of the Company's stock options outstanding at and stock option activity during the year ended December 31, 2018:

(In thousands, except per share data)	Options	Price(3)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2018	4,110	$6.10	4.1 years	$2,378
Granted (1)	1	5.10
Exercised (2)	(31)	2.37
Forfeited	(26)	6.56
Expired	(809)	10.73
Outstanding, December 31, 2018	3,245	4.97	3.8 years	$2,938
Exercisable	2,822	5.10	3.4 years	$2,915
Expected to vest	423	4.15	6.6 years	$23

(1)	The weighted average grant date fair value of the Company’s options granted during the years ended December 31, 2018, 2017 and 2016 was $2.39, $2.04 and $2.82 per share, respectively.

(2)
Cash received from option exercises during the years ended December 31, 2018, 2017 and 2016 was $0.1 million, $0.2 million and $0.6 million, respectively.  The total intrinsic value of the options exercised during the years ended December 31, 2018, 2017 and 2016 was $0.1 million, $0.2 million and $0.4 million, respectively.

(3)	Reflects the weighted average exercise price per share.
A summary of the Company’s unvested options at and changes during the year ended December 31, 2018 is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Unvested, January 1, 2018	718	$4.19
Granted	1	2.39
Vested (1)	(274)	4.28
Forfeited	(22)	3.90
Unvested, December 31, 2018	423	$4.15

(1)	The total fair value of the Company’s options vested during the years ended December 31, 2018, 2017 and 2016 was $1.2 million, $1.6 million and $2.7 million, respectively.

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
The following table presents a summary of the Company's restricted stock and restricted stock units outstanding at and activity during the year ended December 31, 2018 (“Price” reflects the weighted average share price at the date of grant):

(In thousands, except per share data)	Awards	Price
Outstanding, January 1, 2018	3,900	$5.61
Granted	2,054	5.37
Vested (restriction lapsed)	(592)	8.09
Forfeited	(229)	5.64
Outstanding, December 31, 2018	5,133	5.23
Share-Based Compensation Cost
The share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Share-based compensation payments are recorded in corporate expenses and were $8.5 million, $9.6 million and $10.3 million, during the years ended December 31, 2018, 2017 and 2016, respectively.
The tax benefit related to the share-based compensation expense for the years ended December 31, 2018, 2017 and 2016 was $2.2 million, $3.3 million and $3.9 million, respectively.
As of December 31, 2018, there was $15.5 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately three years.
Net Income (Loss) per Share
The following table presents the computation of earnings (loss) per share for the years ended December 31, 2018, 2017 and 2016:

(In thousands, except per share data)	Years Ended December 31,
	2018	2017	2016
NUMERATOR:
Net income (loss) attributable to the Company – common shares	$(218,240)	$(644,348)	$135,070

DENOMINATOR:
Weighted average common shares outstanding – basic	361,740	361,141	360,294
Stock options and restricted stock(1):	—	—	1,318
Weighted average common shares outstanding – diluted	361,740	361,141	361,612

Net income (loss) attributable to the Company per common share:
Basic	$(0.60)	$(1.78)	$0.37
Diluted	$(0.60)	$(1.78)	$0.37

(1)
Outstanding stock options and restricted shares of 7.7 million, 8.0 million and 5.6 million for the years ended December 31, 2018, 2017 and 2016, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – EMPLOYEE STOCK AND SAVINGS PLANS
The Company’s U.S. employees are eligible to participate in various 401(k) savings and other plans provided by iHeartCommunications for the purpose of providing retirement benefits for substantially all employees.  Under these plans, a Company employee can make pre-tax contributions and the Company will match 50% of the employee’s first 5% of pay contributed to the plan.  Employees vest in these Company matching contributions based upon their years of service to the Company.  Contributions to these plans of $2.2 million, $2.2 million and $2.3 million for the years ended December 31, 2018, 2017 and 2016, respectively, were recorded as a component of operating expenses.
In addition, employees in the Company’s International markets participate in retirement plans administered by the Company which are not part of the 401(k) savings and other plans sponsored by iHeartCommunications.  Contributions to these plans of $11.5 million, $13.1 million and $15.1 million for the years ended December 31, 2018, 2017 and 2016, respectively, were recorded as a component of operating expenses.
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

NOTE 11 — OTHER INFORMATION
The following table discloses the components of “Other income (expense)” for the years ended December 31, 2018, 2017 and 2016, respectively:

(In thousands)	Years Ended December 31,
	2018	2017	2016
Foreign exchange loss	$(33,580)	$29,563	$(69,599)
Other	(1,717)	(808)	(552)
Total other income (expense) — net	$(35,297)	$28,755	$(70,151)
For the years ended December 31, 2018, 2017 and 2016 the total increase (decrease) in other comprehensive income (loss) related to the impact of pensions on deferred income tax liabilities were $0.7 million, ($0.3) million and $(1.0) million, respectively.
The following table discloses the components of “Other current assets” as of December 31, 2018 and 2017, respectively:

(In thousands)	As of December 31,
	2018	2017
Inventory	$18,061	$21,940
Deposits	1,035	1,720
Other receivables	5,088	4,906
Restricted cash	4,221	26,096
Other	2,896	4,052
Total other current assets	$31,301	$58,714
During 2017, CCOH established a separate bi-lateral letter of credit facility to issue additional letters of credit to be supported by cash collateral posted by the Company.  As of December 31, 2017, the amount of letters of credit issued under this facility totaled $24.7 million and was backed by cash collateral of $25.4 million, which is classified as Restricted cash. On June 1, 2018, a

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subsidiary of the Company's Outdoor advertising subsidiary, CCO, refinanced CCOH's senior revolving credit facility and replaced it with a receivables-based credit facility and the letters of credit that previously were supported by cash collateral were transferred to the receivables-based credit facility.
The following table discloses the components of “Other assets” as of December 31, 2018 and 2017, respectively:

(In thousands)	As of December 31,
	2018	2017
Investments	$9,889	$10,042
Deposits	23,515	23,096
Prepaid expenses	53,833	60,294
Restricted cash	16,192	18,095
Other	29,075	13,007
Total other assets	$132,504	$124,534
The following table discloses the components of “Other long-term liabilities” as of December 31, 2018 and 2017, respectively:

(In thousands)	As of December 31,
	2018	2017
Unrecognized tax benefits	$18,186	$20,044
Asset retirement obligation	43,981	44,779
Deferred income	19,133	23,394
Deferred rent	109,385	105,324
Employee related liabilities	48,432	52,212
Other	21,033	38,216
Total other long-term liabilities	$260,150	$283,969
The following table discloses the components of “Accumulated other comprehensive loss,” net of tax, as of December 31, 2018 and 2017, respectively:

(In thousands)	As of December 31,
	2018	2017
Cumulative currency translation adjustments and other	$(344,489)	$(341,267)
Cumulative unrealized gain on securities	—	1,173
Total accumulated other comprehensive loss	$(344,489)	$(340,094)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — QUARTERLY RESULTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2018	2017	2018	2017	2018	2017	2018	2017
Revenue	$598,398	$544,280	$711,980	$671,588	$663,739	$644,430	$747,588	$728,404
Operating expenses:
Direct operating expenses	361,289	329,212	372,936	352,017	361,681	357,946	374,762	370,592
Selling, general and administrative expenses	127,408	115,941	125,289	126,117	128,797	128,539	141,424	128,616
Corporate expenses	35,435	34,540	37,928	35,340	37,729	35,333	40,998	38,465
Depreciation and amortization	84,060	77,494	82,767	78,290	77,405	81,096	74,720	89,111
Impairment charges	—	—	—	—	7,772	1,591	—	2,568
Other operating income (expense), net	(54)	32,611	929	7,829	825	(11,783)	798	(2,266)
Operating income (loss)	(9,848)	19,704	93,989	87,653	51,180	28,142	116,482	96,786
Interest expense	97,264	92,633	96,987	94,702	97,158	95,467	96,724	96,899
Interest income (expense) on Due from (to) iHeartCommunications	—	14,807	210	15,383	363	17,087	(180)	21,594
Loss on Due from iHeartCommunications	—	—	—	—	—	—	—	(855,648)
Equity in earnings (loss) of nonconsolidated affiliates	188	(472)	(6)	271	202	(628)	520	(161)
Other income (expense), net	19,453	3,867	(35,396)	8,773	(6,087)	9,164	(13,267)	6,951
Income (loss) before income taxes	(87,471)	(54,727)	(38,190)	17,378	(51,500)	(41,702)	6,831	(827,377)
Income tax benefit (expense)	(45,367)	21,837	(4,753)	(18,390)	(6,896)	(16,347)	24,501	293,118
Consolidated net income (loss)	(132,838)	(32,890)	(42,943)	(1,012)	(58,396)	(58,049)	31,332	(534,259)
Less amount attributable to noncontrolling interest	(4,416)	(2,086)	7,440	6,473	6,692	6,159	5,679	7,592
Net income (loss) attributable to the Company	$(128,422)	$(30,804)	$(50,383)	$(7,485)	$(65,088)	$(64,208)	$25,653	$(541,851)
Net income (loss) per common share:
Basic	$(0.36)	$(0.09)	$(0.14)	$(0.02)	$(0.18)	$(0.18)	$0.07	$(1.50)
Diluted	$(0.36)	$(0.09)	$(0.14)	$(0.02)	$(0.18)	$(0.18)	$0.07	$(1.50)

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s reportable segment results for the years ended December 31, 2018, 2017 and 2016:

(In thousands)	Americas Outdoor Advertising	International Outdoor Advertising	Corporate and other reconciling items	Consolidated
Year Ended December 31, 2018
Revenue	$1,189,348	$1,532,357	$—	$2,721,705
Direct operating expenses	524,659	946,009	—	1,470,668
Selling, general and administrative expenses	199,688	323,230	—	522,918
Corporate expenses	—	—	152,090	152,090
Depreciation and amortization	166,806	148,199	3,947	318,952
Impairment charges	—	—	7,772	7,772
Other operating income, net	—	—	2,498	2,498
Operating income (loss)	$298,195	$114,919	$(161,311)	$251,803
Segment assets	$2,782,662	$1,568,346	$171,020	$4,522,028
Capital expenditures	$76,867	$129,962	$4,250	$211,079
Share-based compensation expense	$—	$—	$8,517	$8,517

Year Ended December 31, 2017
Revenue	$1,161,059	$1,427,643	$—	$2,588,702
Direct operating expenses	527,536	882,231	—	1,409,767
Selling, general and administrative expenses	197,390	301,823	—	499,213
Corporate expenses	—	—	143,678	143,678
Depreciation and amortization	179,119	141,812	5,060	325,991
Impairment charges	—	—	4,159	4,159
Other operating income, net	—	—	26,391	26,391
Operating income (loss)	$257,014	$101,777	$(126,506)	$232,285
Segment assets	$2,850,303	$1,568,388	$252,091	$4,670,782
Capital expenditures	$70,936	$150,036	$3,266	$224,238
Share-based compensation expense	$—	$—	$9,590	$9,590

Year Ended December 31, 2016
Revenue	$1,187,180	$1,492,642	$—	$2,679,822
Direct operating expenses	528,769	889,550	—	1,418,319
Selling, general and administrative expenses	203,427	311,994	—	515,421
Corporate expenses	—	—	117,436	117,436
Depreciation and amortization	175,438	162,974	5,712	344,124
Impairment charges	—	—	7,274	7,274
Other operating expense, net	—	—	354,688	354,688
Operating income	$279,546	$128,124	$224,266	$631,936
Segment assets	$3,046,369	$1,460,884	$1,201,117	$5,708,370
Capital expenditures	$78,289	$146,900	$4,583	$229,772
Share-based compensation expense	—	—	$10,291	$10,291
Revenue of $1.5 billion, $1.4 billion and $1.5 billion derived from the Company’s foreign operations are included in the data above for the years ended December 31, 2018, 2017 and 2016, respectively. Revenue of $0.3 billion, $0.3 billion and $0.3 billion derived from France and revenue of $0.3 billion, $0.3 billion and $0.2 billion derived from China are included in the data above for the years ended December 31, 2018, 2017 and 2016, respectively. Revenue of $1.2 billion, $1.1 billion and $1.1 billion derived from the Company’s U.S. operations are included in the data above for the years ended December 31, 2018, 2017 and 2016.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Identifiable long-lived assets of $0.6 billion, $0.6 billion and $0.5 billion derived from the Company’s foreign operations are included in the Segment assets data above for the years ended December 31, 2018, 2017 and 2016, respectively. Identifiable long-lived assets of $0.2 billion, $0.3 billion and $0.2 billion derived from China are included in the Segment assets data above for the years ended December 31, 2018, 2017 and 2016, respectively. Identifiable long-lived assets of $0.7 billion, $0.8 billion and $0.9 billion derived from the Company’s U.S. operations are included in the data above for the years ended December 31, 2018, 2017 and 2016, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – GUARANTOR SUBSIDIARIES
The Company and certain of the Company’s direct and indirect wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guarantee on a joint and several basis certain of the outstanding indebtedness of CCWH.  The following consolidating schedules present financial information on a combined basis in conformity with the SEC’s Regulation S-X Rule 3-10(d):

(In thousands)	December 31, 2018
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$1,560	$—	$18,464	$162,432	$—	$182,456
Accounts receivable, net of allowance	—	—	226,230	480,079	—	706,309
Intercompany receivables	—	773,844	2,807,601	66,551	(3,647,996)	—
Prepaid expenses	329	1,211	52,052	42,142	—	95,734
Other current assets	—	—	2,857	28,444	—	31,301
Total Current Assets	1,889	775,055	3,107,204	779,648	(3,647,996)	1,015,800
Structures, net	—	—	594,456	458,560	—	1,053,016
Other property, plant and equipment, net	—	—	127,449	108,473	—	235,922
Indefinite-lived intangibles	—	—	971,163	—	—	971,163
Other intangibles, net	—	—	235,326	17,536	—	252,862
Goodwill	—	—	507,820	198,183	—	706,003
Due from iHeartCommunications	154,758	—	—	—	—	154,758
Intercompany notes receivable	182,026	5,116,629	4,895	16,272	(5,319,822)	—
Other assets	252,239	44,792	1,291,278	80,466	(1,536,271)	132,504
Total Assets	$590,912	$5,936,476	$6,839,591	$1,659,138	$(10,504,089)	$4,522,028

Accounts payable	$—	$—	$30,206	$83,508	$—	$113,714
Intercompany payable	2,807,601	—	840,395	—	(3,647,996)	—
Accrued expenses	33,632	1,599	68,484	427,108	—	530,823
Deferred income	—	—	45,914	39,138	—	85,052
Current portion of long-term debt	—	—	227	—	—	227
Total Current Liabilities	2,841,233	1,599	985,226	549,754	(3,647,996)	729,816
Long-term debt	—	4,902,447	3,654	371,007	—	5,277,108
Intercompany notes payable	—	16,273	5,039,418	264,131	(5,319,822)	—
Due to iHeartCommunications, post iHeart Chapter 11 Cases	21,591	—	—	—	—	21,591
Deferred tax liability	(46,739)	853	428,319	(47,418)	—	335,015
Other long-term liabilities	542	—	139,647	119,961	—	260,150
Total stockholders' equity (deficit)	(2,225,715)	1,015,304	243,327	401,703	(1,536,271)	(2,101,652)
Total Liabilities and Stockholders' Equity	$590,912	$5,936,476	$6,839,591	$1,659,138	$(10,504,089)	$4,522,028

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	December 31, 2017
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$2,212	$—	$22,841	$119,066	$—	$144,119
Accounts receivable, net of allowance	—	—	192,493	466,970	—	659,463
Intercompany receivables	—	785,075	2,924,888	88,053	(3,798,016)	—
Prepaid expenses	291	3,433	50,028	58,124	—	111,876
Other current assets	25,441	—	2,552	30,721	—	58,714
Total Current Assets	27,944	788,508	3,192,802	762,934	(3,798,016)	974,172
Structures, net	—	—	675,443	505,439	—	1,180,882
Other property, plant and equipment, net	—	—	119,856	94,291	—	214,147
Indefinite-lived intangibles	—	—	977,152	—	—	977,152
Other intangibles, net	—	—	248,674	25,188	—	273,862
Goodwill	—	—	507,820	206,223	—	714,043
Due from iHeartCommunications	211,990	—	—	—	—	211,990
Intercompany notes receivable	182,026	5,087,742	12,437	16,273	(5,298,478)	—
Other assets	431,671	94,543	1,343,032	70,897	(1,815,609)	124,534
Total Assets	$853,631	$5,970,793	$7,077,216	$1,681,245	$(10,912,103)	$4,670,782

Accounts payable	$—	$—	$7,592	$80,368	$—	$87,960
Intercompany payable	2,924,888	—	873,128	—	(3,798,016)	—
Accrued expenses	1,167	(1,315)	91,325	418,624	—	509,801
Deferred income	—	—	25,278	33,900	—	59,178
Current portion of long-term debt	—	—	115	458	—	573
Total Current Liabilities	2,926,055	(1,315)	997,438	533,350	(3,798,016)	657,512
Long-term debt	—	4,895,104	1,820	369,229	—	5,266,153
Intercompany notes payable	—	16,273	5,046,119	236,086	(5,298,478)	—
Deferred tax liability	(93,111)	853	466,827	(53,127)	—	321,442
Other long-term liabilities	1,157	—	140,272	142,540	—	283,969
Total stockholders' equity (deficit)	(1,980,470)	1,059,878	424,740	453,167	(1,815,609)	(1,858,294)
Total Liabilities and Stockholders' Equity	$853,631	$5,970,793	$7,077,216	$1,681,245	$(10,912,103)	$4,670,782

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2018
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$1,180,636	$1,541,069	$—	$2,721,705
Operating expenses:
Direct operating expenses	—	—	518,646	952,022	—	1,470,668
Selling, general and administrative expenses	—	—	198,721	324,197	—	522,918
Corporate expenses	5,041	—	105,550	41,499	—	152,090
Depreciation and amortization	—	—	169,712	149,240	—	318,952
Impairment charges	—	—	7,772	—	—	7,772
Other operating income (expense), net	(383)	—	(1,086)	3,967	—	2,498
Operating income (loss)	(5,424)	—	179,149	78,078	—	251,803
Interest (income) expense, net	(26)	352,425	1,353	34,381	—	388,133
Interest income on Due from iHeartCommunications	393	—	—	—	—	393
Intercompany interest income	15,860	361,519	22,111	—	(399,490)	—
Intercompany interest expense	393	953	377,379	20,765	(399,490)	—
Equity in earnings (loss) of nonconsolidated affiliates	(177,018)	(51,825)	(42,804)	(313)	272,864	904
Other loss, net	—	—	(3,231)	(32,066)	—	(35,297)
Loss before income taxes	(166,556)	(43,684)	(223,507)	(9,447)	272,864	(170,330)
Income tax benefit (expense)	(51,684)	(2,964)	46,489	(24,356)	—	(32,515)
Consolidated net loss	(218,240)	(46,648)	(177,018)	(33,803)	272,864	(202,845)
Less amount attributable to noncontrolling interest	—	—	—	15,395	—	15,395
Net loss attributable to the Company	$(218,240)	$(46,648)	$(177,018)	$(49,198)	$272,864	$(218,240)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(1,353)	(13,981)	—	(15,334)
Other adjustments to comprehensive income (loss)	—	—	—	(1,498)	—	(1,498)
Reclassification adjustments	—	—	—	2,962	—	2,962
Equity in subsidiary comprehensive income	(5,830)	639	(4,477)	—	9,668	—
Comprehensive loss	(224,070)	(46,009)	(182,848)	(61,715)	282,532	(232,110)
Less amount attributable to noncontrolling interest	—	—	—	(8,040)	—	(8,040)
Comprehensive loss attributable to the Company	$(224,070)	$(46,009)	$(182,848)	$(53,675)	$282,532	$(224,070)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2017
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$1,137,003	$1,451,699	$—	$2,588,702
Operating expenses:
Direct operating expenses	—	—	510,271	899,496	—	1,409,767
Selling, general and administrative expenses	—	—	192,452	306,761	—	499,213
Corporate expenses	14,660	—	93,232	35,786	—	143,678
Depreciation and amortization	—	—	181,906	144,085	—	325,991
Impairment charges	—	—	—	4,159	—	4,159
Other operating income (expense), net	(406)	—	34,943	(8,146)	—	26,391
Operating income (loss)	(15,066)	—	194,085	53,266	—	232,285
Interest (income) expense, net	(414)	353,082	(205)	27,238	—	379,701
Interest income on Due from iHeartCommunications	68,871	—	—	—	—	68,871
Intercompany interest income	16,349	339,925	69,424	184	(425,882)	—
Intercompany interest expense	68,871	406	356,458	147	(425,882)	—
Loss on Due from iHeartCommunications	(855,648)	—	—	—	—	(855,648)
Equity in earnings (loss) of nonconsolidated affiliates	114,363	117	(22,754)	(1,981)	(90,735)	(990)
Other income, net	3,167	—	11,232	14,356	—	28,755
Income (loss) before income taxes	(736,421)	(13,446)	(104,266)	38,440	(90,735)	(906,428)
Income tax benefit (expense)	92,073	2,405	218,629	(32,889)	—	280,218
Consolidated net income (loss)	(644,348)	(11,041)	114,363	5,551	(90,735)	(626,210)
Less amount attributable to noncontrolling interest	—	—	—	18,138	—	18,138
Net income (loss) attributable to the Company	$(644,348)	$(11,041)	$114,363	$(12,587)	$(90,735)	$(644,348)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	235	43,106	—	43,341
Other adjustments to comprehensive loss	—	—	—	6,306	—	6,306
Reclassification adjustments	—	—	—	5,441	—	5,441
Equity in subsidiary comprehensive income	46,139	36,442	45,904	—	(128,485)	—
Comprehensive income (loss)	(598,209)	25,401	160,502	42,266	(219,220)	(589,260)
Less amount attributable to noncontrolling interest	—	—	—	8,949	—	8,949
Comprehensive income (loss) attributable to the Company	$(598,209)	$25,401	$160,502	$33,317	$(219,220)	$(598,209)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2016
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$1,144,445	$1,535,377	$—	$2,679,822
Operating expenses:
Direct operating expenses	—	—	497,634	920,685	—	1,418,319
Selling, general and administrative expenses	—	—	196,006	319,415	—	515,421
Corporate expenses	13,157	—	61,926	42,353	—	117,436
Depreciation and amortization	—	—	177,918	166,206	—	344,124
Impairment charges	—	—	—	7,274	—	7,274
Other operating income (expense), net	(427)	—	291,717	63,398	—	354,688
Operating income (loss)	(13,584)	—	502,678	142,842	—	631,936
Interest expense, net	(1,195)	353,447	721	22,056	—	375,029
Interest income on Due from iHeartCommunications	50,309	—	—	—	—	50,309
Intercompany interest income	16,142	341,472	52,103	—	(409,717)	—
Intercompany interest expense	50,309	15	357,614	1,779	(409,717)	—
Equity in earnings (loss) of nonconsolidated affiliates	130,558	38,440	(25,902)	(2,837)	(141,948)	(1,689)
Other income (expense), net	3,429	—	(6,626)	(66,954)	—	(70,151)
Income before income taxes	137,740	26,450	163,918	49,216	(141,948)	235,376
Income tax benefit (expense)	(2,670)	(55,574)	(33,360)	14,105	—	(77,499)
Consolidated net income (loss)	135,070	(29,124)	130,558	63,321	(141,948)	157,877
Less amount attributable to noncontrolling interest	—	—	—	22,807	—	22,807
Net income (loss) attributable to the Company	$135,070	$(29,124)	$130,558	$40,514	$(141,948)	$135,070
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	(8,000)	31,357	—	23,357
Other adjustments to comprehensive loss	—	—	—	(12,390)	—	(12,390)
Reclassification adjustments	—	—	—	46,730	—	46,730
Equity in subsidiary comprehensive income	65,735	67,318	73,735	—	(206,788)	—
Comprehensive income	200,805	38,194	196,293	106,211	(348,736)	192,767
Less amount attributable to noncontrolling interest	—	—	—	(8,038)	—	(8,038)
Comprehensive income attributable to the Company	$200,805	$38,194	$196,293	$114,249	$(348,736)	$200,805

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2018
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(218,240)	$(46,648)	$(177,018)	$(33,803)	$272,864	$(202,845)
Reconciling items:
Impairment charges	—	—	7,772	—	—	7,772
Depreciation and amortization	—	—	169,712	149,240	—	318,952
Deferred taxes	46,372	—	(38,508)	6,531	—	14,395
Provision for doubtful accounts	—	—	4,384	3,003	—	7,387
Amortization of deferred financing charges and note discounts, net	—	8,952	—	1,778	—	10,730
Share-based compensation	—	—	5,383	3,134	—	8,517
(Gain) loss on disposal of operating assets, net	—	—	935	(4,299)	—	(3,364)
Equity in (earnings) loss of nonconsolidated affiliates	177,018	51,825	42,804	313	(272,864)	(904)
Foreign exchange transaction loss	—	—	37	33,543	—	33,580
Other reconciling items, net	—	—	(232)	(1,324)	—	(1,556)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	—	—	(38,120)	(36,478)	—	(74,598)
(Increase) decrease in prepaids and other current assets	(38)	2,222	(8,373)	8,266	—	2,077
Increase (decrease) in accrued expenses	32,589	1,910	(23,008)	13,903	—	25,394
Increase in accounts payable	—	—	22,613	6,634	—	29,247
Increase in accrued interest	—	1,004	42	339	—	1,385
Increase in deferred income	—	—	34,069	7,278	—	41,347
Changes in other operating assets and liabilities	(1,981)	—	(10,415)	(17,845)	—	(30,241)
Net cash provided by (used for) operating activities	$35,720	$19,265	$(7,923)	$140,213	$—	$187,275
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(80,718)	(130,361)	—	(211,079)
Proceeds from disposal of assets	—	—	6,295	3,475	—	9,770
Purchases of other operating assets	—	—	(1,782)	(51)	—	(1,833)
Increase in intercompany notes receivable, net	—	(28,887)	—	—	28,887	—
Dividends from subsidiaries	—	—	1,111	—	(1,111)	—
Change in other, net	—	—	(3)	(447)	—	(450)
Net cash used for investing activities	$—	$(28,887)	$(75,097)	$(127,384)	$27,776	$(203,592)
Cash flows from financing activities:
Payments on long-term debt	—	—	(188)	(444)	—	(632)
Net transfers to iHeartCommunications	78,823	—	—	—	—	78,823
Dividends and other payments to noncontrolling interests	—	—	—	(4,505)	—	(4,505)
Dividends paid	(30,678)	—	—	(1,111)	1,111	(30,678)
Increase in intercompany notes payable, net	—	—	—	28,887	(28,887)	—
Intercompany funding	(109,246)	11,232	78,831	19,183	—	—
Change in other, net	(712)	(1,610)	—	—	—	(2,322)
Net cash provided by (used for) financing activities	(61,813)	9,622	78,643	42,010	(27,776)	40,686
Effect of exchange rate changes on cash	—	—	—	(9,810)	—	(9,810)
Net increase (decrease) in cash, cash equivalents and restricted cash	(26,093)	—	(4,377)	45,029	—	14,559
Cash, cash equivalents and restricted cash at beginning of year	27,653	—	22,841	137,816	—	188,310
Cash, cash equivalents and restricted cash at end of year	$1,560	$—	$18,464	$182,845	$—	$202,869

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2017
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(644,348)	$(11,041)	$114,363	$5,551	$(90,735)	$(626,210)
Reconciling items:
Impairment charges	—	—	—	4,159	—	4,159
Depreciation and amortization	—	—	181,906	144,085	—	325,991
Deferred taxes	(93,882)	(514)	(218,955)	2,266	—	(311,085)
Provision for doubtful accounts	—	—	10,083	(3,343)	—	6,740
Amortization of deferred financing charges and note discounts, net	—	8,786	—	1,741	—	10,527
Share-based compensation	—	—	6,432	3,158	—	9,590
(Gain) loss on sale of operating and fixed assets	—	—	(35,020)	5,673	—	(29,347)
Loss on Due from iHeartCommunications	855,648	—	—	—	—	855,648
Equity in (earnings) loss of nonconsolidated affiliates	(114,363)	(117)	22,754	1,981	90,735	990
Foreign exchange transaction gain	—	—	(27)	(29,536)	—	(29,563)
Other reconciling items, net	—	—	(3,423)	(242)	—	(3,665)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	—	—	(9,104)	(30,686)	—	(39,790)
Decrease in prepaids and other current assets	1,072	—	2,410	6,126		9,608
Increase (decrease) in accrued expenses	(436)	(59,968)	56,926	(3,838)	—	(7,316)
Increase (decrease) in accounts payable	—	—	(7,305)	3,179	—	(4,126)
Increase (decrease) in accrued interest	—	—	(77)	508	—	431
Decrease in deferred income	—	—	(8,401)	(4,872)	—	(13,273)
Changes in other operating assets and liabilities	—	—	(3,067)	3,876	—	809
Net cash provided by (used for) operating activities	$3,691	$(62,854)	$109,495	$109,786	$—	$160,118
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(73,641)	(150,597)	—	(224,238)
Proceeds from disposal of assets	—	—	55,747	16,302	—	72,049
Purchases of other operating assets	—	—	(757)	(80)	—	(837)
(Increase) decrease in intercompany notes receivable, net	—	149,612	11	(11,284)	(138,339)	—
Dividends from subsidiaries	—	—	10,710	—	(10,710)	—
Change in other, net	—	—	(5)	(1,491)	—	(1,496)
Net cash provided by (used for) investing activities	$—	$149,612	$(7,935)	$(147,150)	$(149,049)	$(154,522)
Cash flows from financing activities:
Payments on credit facilities	—	—	—	(909)	—	(909)
Proceeds from long-term debt	—	—	—	156,000	—	156,000
Payments on long-term debt	—	—	(100)	(648)	—	(748)
Net transfers to iHeartCommunications	(181,939)	—	—	—	—	(181,939)
Dividends and other payments to noncontrolling interests	—	—	—	(12,010)	—	(12,010)
Dividends paid	(332,824)	—	—	(10,710)	10,710	(332,824)
Increase (decrease) in intercompany notes payable, net	—	11,273	—	(149,612)	138,339	—
Intercompany funding	239,908	(98,031)	(140,160)	(1,717)	—	—
Change in other, net	(1,468)	—	(1)	(5,614)	—	(7,083)
Net cash used for financing activities	(276,323)	(86,758)	(140,261)	(25,220)	149,049	(379,513)
Effect of exchange rate changes on cash	—	—	—	9,536	—	9,536
Net decrease in cash, cash equivalents and restricted cash	(272,632)	—	(38,701)	(53,048)	—	(364,381)
Cash, cash equivalents and restricted cash at beginning of year	300,285	—	61,542	190,864	—	552,691
Cash, cash equivalents and restricted cash at end of year	$27,653	$—	$22,841	$137,816	$—	$188,310

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2016
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$135,070	$(29,124)	$130,558	$63,321	$(141,948)	$157,877
Reconciling items:
Impairment charges	—	—	—	7,274	—	7,274
Depreciation and amortization	—	—	177,918	166,206	—	344,124
Deferred taxes	—	—	88,083	(56,058)	—	32,025
Provision for doubtful accounts	—	—	5,565	5,094	—	10,659
Amortization of deferred financing charges and note discounts, net	—	8,741	—	1,831	—	10,572
Share-based compensation	—	—	5,658	4,633	—	10,291
Gain on sale of operating and fixed assets	—	—	(293,802)	(69,683)	—	(363,485)
Equity in (earnings) loss of nonconsolidated affiliates	(130,558)	(38,440)	25,902	2,837	141,948	1,689
Foreign exchange transaction loss	—	—	22,874	46,725	—	69,599
Other reconciling items, net	—	—	1,506	(2,172)	—	(666)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	—	—	13,660	16,648	—	30,308
(Increase) decrease in prepaids and other current assets	60	—	5,662	(21,661)	—	(15,939)
Increase (decrease) in accrued expenses	(227)	59,359	(70,834)	37,220	—	25,518
Increase (decrease) in accounts payable	—	—	2,764	(6,561)	—	(3,797)
Increase (decrease) in accrued interest	—	—	(571)	765	—	194
Decrease in deferred income	—	—	(5,265)	(12,854)	—	(18,119)
Changes in other operating assets and liabilities	—	—	9,846	540	—	10,386
Net cash provided by operating activities	4,345	536	119,524	184,105	—	308,510
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(77,034)	(152,738)	—	(229,772)
Proceeds from disposal of assets	—	—	358,906	449,288	—	808,194
Purchases of other operating assets	—	—	(1,689)	(555)	—	(2,244)
Decrease in intercompany notes receivable, net	—	220,038	—	—	(220,038)	—
Dividends from subsidiaries	—	—	235,467	—	(235,467)	—
Change in other, net	—	(79)	—	(2,098)	79	(2,098)
Net cash provided by investing activities	—	219,959	515,650	293,897	(455,426)	574,080
Cash flows from financing activities:
Payments on credit facilities	—	—	—	(2,100)	—	(2,100)
Proceeds from long-term debt	—	—	801	6,055	—	6,856
Payments on long-term debt	—	—	(79)	(2,255)	—	(2,334)
Net transfer from iHeartCommunications	45,099	—	—	—	—	45,099
Dividends and other payments to noncontrolling interests	—	—	—	(16,917)	—	(16,917)
Dividends paid	(755,538)	—	(913)	(234,554)	235,467	(755,538)
Increase (decrease) in intercompany notes payable, net	—	5,000	(3,604)	(221,434)	220,038	—
Intercompany funding	789,044	(225,495)	(588,292)	24,743	—	—
Change in other, net	(1,366)	—	—	(120)	(79)	(1,565)
Net cash provided by (used by) financing activities	77,239	(220,495)	(592,087)	(446,582)	455,426	(726,499)
Effect of exchange rate changes on cash	—	—	—	(5,330)	—	(5,330)
Net increase in cash, cash equivalents and restricted cash	81,584	—	43,087	26,090	—	150,761
Cash, cash equivalents and restricted cash at beginning of year	218,701	—	18,455	164,774	—	401,930
Cash, cash equivalents and restricted cash at end of year	$300,285	$—	$61,542	$190,864	$—	$552,691

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable
ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.
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
Remediation of Prior Year Material Weakness
As of December 31, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2018, based on those criteria. In assessing the effectiveness of our internal controls over financial reporting as of December 31, 2017, we determined that there was a material weakness in internal control over financial reporting with respect to Clear Media Limited, our outdoor business in China. Clear Media Limited is an indirect, non-wholly-owned subsidiary of the Company whose ordinary shares are listed on the Hong Kong Stock Exchange. Specifically, falsification of bank statements and other supporting documentation used to complete bank reconciliations, collusion and circumvention of controls enabled an employee of Clear Media Limited to misappropriate $10.2 million over several years and resulted in discrepancies between actual cash balances and cash amounts included in the Company’s accounting records.
The errors arising from the deficiencies identified at our China business are not material to the consolidated financial statements reported in any interim or annual period. However, the control deficiencies could have resulted in misstatements of the aforementioned accounts and disclosures that could have resulted in a material misstatement or omission to the annual or interim consolidated financial statements that would not have been prevented or detected in a timely manner. It was determined that our China business had control deficiencies related to: circumvention of controls and the related control environment through collusion and override of control processes; inadequate segregation of duties; and inadequate controls regarding the safeguarding of authorization mechanisms for bank accounts. We determined that these control deficiencies constituted a material weakness as of December 31, 2017.

During 2018, we implemented a plan of remediation to strengthen the internal controls over the cash management process and financial reporting of our China business.  The remediation plan implemented at Clear Media Limited included:
▪implementation of additional monitoring controls through revising and formalizing the cash and cash equivalent review processes;
▪enhancement of the formality and rigor of review and reconciliation procedures;
▪strengthening of the controls around access and use of banking authorization tokens and chops; and
▪formalization of the review and approval processes around related party transactions;
Based on the successful implementation and testing of these new and enhanced control processes, we have concluded that the material weakness reported has been remediated as of December 31, 2018.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Report of Independent Registered Accounting Firm.”
Changes in Internal Control Over Financial Reporting
Except as noted above, there were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Clear Channel Outdoor Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Clear Channel Outdoor Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated March 5, 2019 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Antonio, Texas
March 5, 2019

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
All other information required by this item is incorporated by reference to the information set forth in a Form 10-K/A, which we expect to file with the Securities and Exchange Commission (“SEC”) within 120 days after our fiscal year end.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to a Form 10-K/A.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table summarizes information as of December 31, 2018 relating to our equity compensation plans pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights (1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity Compensation Plans approved by security holders(2)	8,377,943(3)	$4.97	26,023,553
Equity Compensation Plans not approved by security holders	—	—	—
Total	8,377,943	$4.97	26,023,553

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

(3)
This number includes shares subject to outstanding awards granted, of which 3,245,349 shares are subject to outstanding options, 3,508,550 shares are subject to outstanding restricted shares and 1,624,044 shares are subject to outstanding RSUs.

All other information required by this item is incorporated by reference to a Form 10-K/A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to a Form 10-K/A.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to a Form 10-K/A.
PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)1.  Financial Statements.
The following consolidated financial statements are included in Item 8:
Consolidated Balance Sheets as of December 31, 2018 and 2017.
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2018, 2017 and 2016.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2018, 2017 and 2016.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016.
Notes to Consolidated Financial Statements
(a)2. Financial Statement Schedule.
The following financial statement schedule for the years ended December 31, 2018, 2017 and 2016 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.
Schedule II Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts

(In thousands)		Charges
	Balance at	to Costs,	Write-off		Balance
	Beginning	Expenses	of Accounts		at End of
Description	of period	and other	Receivable	Other (1)	Period
Year ended December 31, 2016	$25,348	$10,659	$13,069	$(540)	$22,398
Year ended December 31, 2017	$22,398	$6,740	$8,057	$1,406	$22,487
Year ended December 31, 2018	$22,487	$7,387	$4,707	$(943)	$24,224

(1)	Primarily foreign currency adjustments and acquisition and/or divestiture activity.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Deferred Tax Asset Valuation Allowance

(In thousands)		Charges
	Balance at	to Costs,			Balance
	Beginning	Expenses			at end of
Description	of Period	and other (1)	Reversal (2)	Adjustments (3)	Period
Year ended December 31, 2016	$185,079	$47,795	$(82,475)	$(14,360)	$136,039
Year ended December 31, 2017	$136,039	$158,857	$(12,155)	$(8,522)	$274,219
Year ended December 31, 2018	$274,219	$60,522	$(2,835)	$(15,224)	$316,682

(1)
During 2016, 2017 and 2018, the Company recorded valuation allowances on deferred tax assets attributable to net operating losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future periods. During 2018, the Company recorded $50.3 million in valuation allowance related to federal and state deferred tax assets and $10.2 million in valuation allowance on foreign deferred tax assets due to the uncertainty of the ability to utilize these assets in future periods.

(2)
During 2016, 2017 and 2018, the Company realized the tax benefits associated with certain foreign deferred tax assets, primarily related to foreign loss carryforwards, on which a valuation allowance was previously recorded.  The associated valuation allowance was reversed in the period in which, based on the weight of available evidence, it is more-likely-than-not that the deferred tax asset will be realized. During 2016, the Company released valuation allowances in the U.S. of $32.9 million and in France of $43.3 million.

(3)
During 2016, 2017 and 2018, the Company adjusted certain valuation allowances as a result of changes in tax rates in certain jurisdictions as a result of the expiration of carryforward periods for net operating loss carryforwards, and as a result of foreign exchange rate movements.

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

4.8
Indenture, dated as of February 12, 2019, among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto, and U.S. Bank National Association, as trustee, paying agent, registrar and transfer agent (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on February 13, 2019).

4.9
Exchange and Registration Rights Agreement, dated as of February 12, 2019, among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto, and Deutsche Bank Securities Inc., as representative of the initial purchasers (incorporated by reference to Exhibit 4.3 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on February 13, 2019).

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

10.13
Credit Agreement, dated as of June 1, 2018, by and among Clear Channel Outdoor, Inc., the subsidiary borrowers party thereto, Deutsche Bank AG New York Branch, as administrative agent and swing line lender, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on June 6, 2018).

10.14
Amended and Restated Waiver and Consent No. 1, dated as of March 28, 2018, by and among Clear Channel Outdoor Holdings, Inc., as borrower, the lenders party thereto, and Deutsche Bank AG New York Branch, in its capacity as administrative agent (incorporated by reference to 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on April 2, 2018).

10.15
First Amendment to Credit Agreement, dated as of June 29, 2018, by and among Clear Channel Outdoor, Inc., the subsidiary borrowers party thereto, Deutsche Bank AG New York Branch, as administrative agent and swing line lender, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to Clear Channel Outdoor Holdings, Inc.’s Quarterly Report on Form 10-Q filed on July 31, 2018).

10.16
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

10.21
Amended and Restated License Agreement dated November 10, 2005 between iHM Identity, Inc. and Outdoor Management Services, Inc. (Incorporated by reference to Exhibit 10.6 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.22
First Amendment to Amended and Restated License Agreement dated January 14, 2014 between iHM Identity, Inc. and Outdoor Management Services, Inc. (Incorporated by reference to Exhibit 10.17 to the Clear Channel Outdoor Holdings, Inc. Form 10-K for the year ended December 31, 2014).

10.23§	Summary Description of 2012 Supplemental Incentive Plan (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on February 23, 2012).
10.24§
Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan, as amended and restated (the “CCOH Stock Incentive Plan”) (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on April 30, 2007).

10.25§
First Form of Option Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-130229) filed on December 9, 2005).

10.26§
Form of Option Agreement under the CCOH Stock Incentive Plan (approved February 21, 2011) (Incorporated by reference to Exhibit 10.33 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.27§
Form of Restricted Stock Award Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-130229) filed on December 9, 2005).

10.28§
Form of Restricted Stock Unit Award Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.16 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.29§
Clear Channel Outdoor Holdings, Inc. 2012 Stock Incentive Plan (the “CCOH 2012 Stock Incentive Plan”) (Incorporated by reference to Exhibit 99.1 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-181514) filed on May 18, 2012).

10.30§
Form of Option Agreement under the CCOH 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.31§
Form of Restricted Stock Award Agreement under the CCOH 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.26 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.32§
Form of Restricted Stock Unit Award Agreement under the CCOH 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.27 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.33§
Clear Channel Outdoor Holdings, Inc. Amended and Restated 2006 Annual Incentive Plan (Incorporated by reference to Appendix B to the Clear Channel Outdoor Holdings, Inc. Definitive Proxy Statement on Schedule 14A for its 2012 Annual Meeting of Stockholders filed on April 9, 2012).

10.34§
Relocation Policy - Chief Executive Officer and Direct Reports (Guaranteed Purchase Offer) (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on October 21, 2010).

10.35§
Relocation Policy - Chief Executive Officer and Direct Reports (Buyer Value Option) (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on October 21, 2010).

10.36§	Relocation Policy - Function Head Direct Reports (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on October 21, 2010).
10.37§	Form of Independent Director Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on June 3, 2009).
10.38§	Form of Affiliate Director Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on June 3, 2009).
10.39§
Indemnification Agreement by and among Clear Channel Outdoor Holdings, Inc. and Robert W. Pittman dated September 18, 2012 (Incorporated by reference to Exhibit 10.4 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.40§
Indemnification Agreement by and among Clear Channel Outdoor Holdings, Inc. and Robert H. Walls, Jr. dated September 5, 2012 (Incorporated by reference to Exhibit 10.6 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.41§
Employment Agreement, effective as of January 24, 2012, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K/A filed on July 27, 2012).

10.42§
Amendment No. 1 to Employment Agreement, effective as of March 2, 2015, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.43§
Amendment No. 2 to Employment Agreement, effective as of December 17, 2015, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.38 to Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.44§
Amended and Restated Employment Agreement, dated as of January 13, 2014 between Robert Pittman and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.45§
Employment Agreement by and between iHeartMedia, Inc. and Richard J. Bressler, dated July 29, 2013 (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K/A filed on August 2, 2013).

10.46§
Employment Agreement, dated as of January 1, 2010, between Robert H. Walls, Jr., and iHeartMedia Management Services, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on January 5, 2010).

10.47§
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

10.49§
Form of Stock Option Agreement under the CCOH Stock Incentive Plan, dated December 13, 2010, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.35 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.50§
Form of Restricted Stock Unit Agreement under the CCOH Stock Incentive Plan, dated December 20, 2010, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.36 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.51§
Form of Restricted Stock Unit Agreement under the CCOH Stock Incentive Plan, dated March 26, 2012, between Robert H. Walls, Jr. and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.52§
Form of Restricted Stock Unit Agreement under the CCOH 2012 Stock Incentive Plan, dated July 26, 2012, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K/A filed on July 27, 2012).

10.53§
Restricted Stock Award Agreement under the CCOH 2012 Stock Incentive Plan, dated January 13, 2014, between Robert W. Pittman and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit D of Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.54
Stipulation of Settlement, dated as of July 8, 2013, among legal counsel for iHeartCommunications, Inc. and the other named defendants, the special litigation committee of the board of directors of Clear Channel Outdoor Holdings, Inc. and the plaintiffs (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on July 9, 2013).

10.55§
Employment Agreement by and between iHeartMedia Management Services, Inc. and Scott D. Hamilton, dated May 20, 2014 (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on June 25, 2014).

10.56§
Employment Agreement by and between iHeartMedia Management Services, Inc. and Steven J. Macri dated October 7, 2013 (Incorporated by reference to Exhibit 10.81 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.57§
Employment Agreement, effective as of March 3, 2015, between Scott Wells and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.58
Subordination Agreement, dated as of December 16, 2015, among Clear Channel International B.V., the guarantors party thereto, U.S. Bank National Association, as trustee, and the subordinated creditors party thereto (Incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on 8-K filed on December 16, 2015).

10.59§
First Amendment to Employment Agreement, effective as of May 1, 2017, between Scott D. Hamilton and iHeartMedia Management Services, Inc. (incorporated by reference to Exhibit 10.1 to iHeartMedia, Inc.'s Quarterly Report on Form 10-Q filed on November 8, 2017).

10.60§
Third Amendment to Employment Agreement, dated as of May 20, 2017, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Quarterly Report on Form 10-Q filed on August 3, 2017).

10.61§
Fourth Amendment to Employment Agreement effective January 1, 2018, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.'s Current Report on Form 8-K filed on December 8, 2017).

10.62§
Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference to Appendix B to the Clear Channel Outdoor Holdings, Inc. definitive proxy statement on Schedule 14A for its 2017 Annual Meeting of Stockholders filed on April 19, 2017).

10.63§
Form of Restricted Stock Unit Award Agreement (Cliff Vesting) under the Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on July 5, 2017).

10.64§
Form of Restricted Stock Award Agreement (Cliff Vesting) under the Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on July 5, 2017).

10.65§
First Amendment to Employment Agreement, effective as of July 3, 2017, between Steven J. Macri and iHeartMedia, Inc. (incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on July 5, 2017).

10.66§
Second Amendment to Employment Agreement, effective as of February 27, 2018, between Steven J. Macri and iHeartMedia, Inc. (incorporated by reference to Exhibit 10.01 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on March 1, 2018).

10.67*§	Third Amendment to Employment Agreement and First Amendment to Incentive Payment agreement, effective as of March 4, 2019, between Steven J. Macri and iHeartMedia, Inc.
10.68
Binding Option and Letter of Intent, dated February 9, 2017, between iHeartMedia, Inc. and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.'s Quarterly Report on Form 10-Q filed on May 4, 2017).

10.69§
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
ITEM 16.  Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2019.
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

Name	Title	Date
/s/ Robert W. Pittman Robert W. Pittman	Chief Executive Officer (Principal Executive Officer)	March 5, 2019
/s/ Richard J. Bressler Richard J. Bressler	Chief Financial Officer (Principal Financial Officer)	March 5, 2019
/s/ Scott D. Hamilton Scott D. Hamilton	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer) and Assistant Secretary	March 5, 2019
/s/ Blair E. Hendrix Blair E. Hendrix	Director	March 5, 2019
/s/ Paul Keglevic Paul Keglevic	Director	March 5, 2019
/s/ Daniel G. Jones Daniel G. Jones	Director	March 5, 2019
/s/ Vicente Piedrahita Vicente Piedrahita	Director	March 5, 2019
/s/ Olivia C. Sabine Olivia C. Sabine	Director	March 5, 2019
/s/ Harvey L. Tepner Harvey L. Tepner	Director	March 5, 2019
/s/ Dale W. Tremblay Dale W. Tremblay	Director	March 5, 2019