Form 10-K/A
period 2018-12-31
Clear Channel Outdoor Holdings, Inc.
filed 2019-03-22
CIK 1334978

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On February 28, 2019, there were 49,053,983 outstanding shares of Class A common stock (excluding 1,108,583 shares held in treasury) and 315,000,000 outstanding shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

EXPLANATORY NOTE

Clear Channel Outdoor Holdings, Inc. (the “Company,” “Clear Channel Outdoor” or “CCOH”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its original Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 5, 2019 (the “Original 2018 Form 10-K”) for the sole purpose of including the information required by Part III of Form 10-K. Accordingly, Items 10, 11, 12, 13 and 14 of Part III of the Original 2018 Form 10-K are replaced in their entirety with the information provided herein. This Form 10-K/A also amends Item 15 of Part IV of the Original 2018 Form 10-K solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. Because no financial statements are contained within this Form 10-K/A, this Form 10-K/A does not include certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Form 10-K/A.

Except as expressly stated, this Form 10-K/A does not amend, update or change any other items or disclosure in the Original 2018 Form 10-K or reflect events that occurred after the date of the Original 2018 Form 10-K. Therefore, this Form 10-K/A should be read in conjunction with the Original 2018 Form 10-K and the Company’s other filings made with the SEC subsequent to the filing of the Original 2018 Form 10-K.

On March 14, 2018, iHeartMedia, Inc. (“iHeartMedia”) the indirect parent of the Company and certain of its subsidiaries, including iHeartCommunications (collectively, the “Debtors”), filed voluntary petitions for reorganization (the “iHeart Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). The Company and its direct and indirect subsidiaries did not file voluntary petitions for relief under the Bankruptcy Code and are not Debtors in the iHeart Chapter 11 Cases.

The iHeart Chapter 11 Cases are being jointly administered under the caption In re: iHeartMedia, Inc. et al., Case No. 18-31274 (MI). The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. iHeartMedia’s modified fifth amended Plan of Reorganization (the “iHeart Plan of Reorganization”) was confirmed by the Bankruptcy Court on January 22, 2019. The iHeart Plan of Reorganization contemplates a restructuring of the Debtors whereby the Company’s business is proposed to be separated from iHeartCommunications upon consummation of the iHeart Plan of Reorganization and the conclusion of the iHeart Chapter 11 Cases (the “Separation”). Effectiveness of the iHeart Plan of Reorganization and consummation of the Separation is subject to certain conditions, including the receipt of certain governmental approvals. Although the timing of when and if all such conditions will be satisfied or otherwise waived is inherently uncertain, it is currently anticipated the iHeart Plan of Reorganization will become effective and iHeartMedia will emerge from Chapter 11 during the second quarter of 2019.

For more information about the Company’s relationship with iHeartMedia, please see “Certain Relationships and Related Party Transactions—iHeartMedia Chapter 11 Proceedings” in Item 13. Certain Relationships and Related Party Transactions, and Director Independence.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Composition of the Board of Directors

Our Board is divided into three classes serving staggered three-year terms. At each annual meeting of our stockholders, directors are elected to succeed the class of directors whose terms have expired. As long as iHeartMedia, Inc. (“iHeartMedia”) continues to indirectly own shares of our common stock representing more than 50% of the total voting power of our common stock, it will have the ability to direct the election of all the members of our Board, the composition of our Board committees and the size of the Board.

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

Set forth below is information regarding our directors as of March 22, 2019.

DIRECTORS WHOSE TERMS WILL EXPIRE IN 2019 (CLASS I)

Blair E. Hendrix, age 54, is a Managing Director of Bain Capital and the head of the firm’s operationally focused Portfolio Group for North America. Mr. Hendrix joined Bain Capital in 2000. Prior to joining Bain Capital, Mr. Hendrix was Executive Vice President and Chief Operating Officer of DigiTrace Care Services, Inc. (now SleepMed), a national healthcare services company he co-founded. Earlier in his career, Mr. Hendrix was employed by Corporate Decisions, Inc. (now Mercer Management Consulting), a management consulting firm. Mr. Hendrix has been a member of our Board since August 2008. Mr. Hendrix also currently serves as a director of iHeartCommunications and iHeartMedia and as a member of the board of managers of iHeartMedia Capital I, LLC. He previously served as a director of Keystone Automotive Operations, Inc., Innophos Holdings, Inc., SMTC Corporation, BMC Software, and TWCC Holdings Corp. (The Weather Channel). Mr. Hendrix received a B.A. from Brown University, awarded with honors. Mr. Hendrix was selected to serve as a member of our Board because of his operational knowledge gained through his experience with Bain Capital and in management consulting.

Harvey L. Tepner, age 62, is an independent corporate director and private investor. He was a senior executive of WL Ross & Co. LLC, a private equity and alternative investment fund manager (and a subsidiary of Invesco Ltd., a public mutual fund and asset management company) from 2008 to 2015. From 2002 to 2008, Mr. Tepner was a Partner at Compass Advisers, LLP in charge of its investment banking restructuring practice. Prior to that time, Mr. Tepner was a Managing Director of Loeb Partners Corporation from 1995 to 2002, and before Loeb, served as an officer in the corporate finance departments of Dillon, Read & Co. Inc. and Rothschild Inc. Mr. Tepner began his career with Price Waterhouse in Canada and is a Chartered Accountant and Chartered Professional Accountant (Canada). Mr. Tepner serves as a director of Core-Mark Holding Company, Inc., Contura Energy, Inc., Nine West Holdings, Inc., and Village Roadshow Entertainment Group (BVI) Limited. Mr. Tepner previously served as a director of Alpha Natural Resources, Inc. from July 2016 until its merger with Contura Energy, Inc. in November 2018. In February 2016, Mr. Tepner was appointed a director of Zochem Inc., the Canadian subsidiary of Horsehead Holding Corp., a publicly traded company operating in Chapter 11, and served until the consummation of reorganization proceedings in September 2016. Mr. Tepner previously served on the boards of several public and private companies including portfolio companies controlled by WL Ross & Co. Mr. Tepner holds a B.A. from Carleton University and an M.B.A. from Cornell University. Mr. Tepner was selected to serve as a member of our Board for his extensive experience with public companies, his investment banking and private equity background, and his knowledge of regulatory and accounting issues.

Daniel G. Jones, age 44, is a Managing Director at THL and is part of the firm’s Strategic Resources Group, which works in collaboration with senior management and THL investment professionals to drive value at portfolio companies. Prior to joining THL in 2007, Mr. Jones was a management consultant at Monitor Group from 2004 to 2007. He also served as account leader at Monitor Clipper Fund. Before Monitor Group, Mr. Jones worked in a variety of corporate finance roles, lastly as Financial Project Manager and Deputy to the Chief Financial Officer at LAN Airlines, one of the leading Latin American passenger and cargo airlines. Mr. Jones has been a member of our Board since August 2008. He holds a B.A. from Dartmouth College and an M.B.A. from the MIT Sloan School of Management. Mr. Jones was selected to serve as a member of our Board for his experience in acquisitions and financings gained through his work in private equity at THL and his experience in evaluating strategies, operations and risks gained through his work as a consultant.

DIRECTORS WHOSE TERMS WILL EXPIRE IN 2020 (CLASS II)

Olivia Sabine, age 40, Ms. Sabine is an Operating Partner at Bain Capital. Prior to joining Bain Capital in 2006, Ms. Sabine was an Engagement Manager at McKinsey & Co., where she consulted in the healthcare, media and entertainment and consumer products industries. Ms. Sabine has been a member of our Board since March 2015. Ms. Sabine received a B.A., magna cum laude, from Columbia College. In addition to the Clear Channel Outdoor Board, Ms. Sabine also sits on the Board of Trustees at Williamstown Theatre Festival as well as Concord Academy. Ms. Sabine was selected to serve as a member of our Board for her experience in operations gained through her work as a consultant and for her experience in acquisitions and financings gained through her work in private equity at Bain Capital.

Paul Keglevic, age 65, Mr. Keglevic served as the Chief Executive Officer of Energy Future Holdings Corp. (“EFH”), since October 2016 and as Chief Restructuring Officer of EFH since December 2013. Previously Mr. Keglevic served as Executive Vice President and Chief Financial Officer for EFH from June 2008 to October 2016. EFH filed for Chapter 11 bankruptcy protection in April 2014 while Mr. Keglevic served as its Chief Financial Officer and Chief Restructuring Officer. Mr. Keglevic was a partner at PricewaterhouseCoopers (“PWC”), an accounting firm, where he worked from July 2002 to July 2008. At PWC he was the U.S. utility sector leader for six years and the clients and sector assurance leader for one year. Prior to PWC, Mr. Keglevic led the utilities practice for Arthur Andersen, where he was a partner for 15 years. Mr. Keglevic serves on the board of directors of Stellus Capital Investment Corp. and Bonzanza Creek Energy, Inc. and has served as a member of the board of directors of several subsidiaries of EFH and the Dallas and State of California Chambers of Commerce and several other charitable and advisory boards. Mr. Keglevic received his B.S. in accounting from Northern Illinois University and is a certified public accountant. Mr. Keglevic was selected to serve as a member of our Board for his extensive experience with public companies and knowledge of accounting and regulatory issues.

DIRECTORS WHOSE TERMS WILL EXPIRE IN 2021 (CLASS III)

Vicente Piedrahita, age 37, joined THL in March 2012 and is currently a Principal in the firm’s Strategic Resources Group. Prior to joining THL, Mr. Piedrahita worked at Clear Channel Outdoor as Director of Strategic Projects and Initiatives from August 2010 until March 2012 and Monitor Group, a global strategic advisory firm (“Monitor Group”), as a consultant / case team leader from September 2004 until August 2008. Mr. Piedrahita has been a member of our Board since January 2014. Mr. Piedrahita holds a B.A., cum laude, in Sociology from Princeton University and an M.B.A. from Harvard Business School. Mr. Piedrahita was selected to serve as a member of our Board because of his strategic and operational knowledge gained through his experience working at Clear Channel Outdoor, as well as Monitor Group and THL.

Dale W. Tremblay, age 60, has served as President and Chief Executive Officer of C.H. Guenther & Son, Inc., a food marketing and manufacturing company (“C.H. Guenther”), since July 2001. Prior to joining C.H. Guenther, Mr. Tremblay was an officer at the Quaker Oats Company, where he was responsible for all Worldwide Foodservice Businesses. Mr. Tremblay has been a member of our Board since November 2005. He also currently serves on the boards of directors of C.H. Guenther, Texas Capital Bank and NatureSweet Ltd. Mr. Tremblay has a B.A. in Finance from Michigan State University, and served on the Advisory Board for the Michigan State University Financial Analysis Lab and the Business and Community Advisory Council of the Federal Reserve Bank of Dallas. Mr. Tremblay was selected to serve as a member of our Board based on his operational and managerial expertise gained through building and managing a large privately-held company and his international business experience.

Executive Officers

Set forth below is information regarding our executive officers as of March 22, 2019.

Robert W. Pittman, age 65, was appointed as our Chairman and Chief Executive Officer on March 2, 2015. He was appointed Executive Chairman and a director of ours and as Chief Executive Officer and a director of iHeartMedia and iHeartCommunications on October 2, 2011. He was appointed as Chairman of iHeartMedia and iHeartCommunications on May 17, 2013. He also was appointed as Chairman and Chief Executive Officer and a member of the board of managers of iHeartMedia Capital I, LLC, a subsidiary of iHeartMedia and iHeartCommunications, on April 26, 2013. Prior to October 2, 2011, Mr. Pittman served as Chairman of Media and Entertainment Platforms for iHeartMedia and iHeartCommunications since November 2010. He has been a member of, and an investor in, Pilot Group, a private equity investment company, since April 2003. Mr. Pittman was formerly Chief Operating Officer of AOL Time Warner, Inc. from May 2002 to July 2002. He also served as Co-Chief Operating Officer of AOL Time Warner, Inc. from January 2001 to May 2002, and earlier, as President and Chief Operating Officer of America Online, Inc. from February 1998 to January 2001. Mr. Pittman serves on the boards of numerous charitable organizations, including the Lupus Research Alliance, the Rock and Roll Hall of Fame Foundation and the Robin Hood Foundation, where he has served as past Chairman. Mr. Pittman was selected to serve as a member of our Board because of his service as Chief Executive Officer of iHeartMedia and iHeartCommunications, as well as his extensive media experience gained through the course of his career.

Richard J. Bressler, age 61, is the President, Chief Operating Officer, Chief Financial Officer and Director of iHeartMedia, iHeartMedia Capital I, LLC and iHeartCommunications and the Chief Financial Officer of Clear Channel Outdoor. Mr. Bressler was appointed as the Chief Financial Officer and President of iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommunications and Clear Channel Outdoor on July 29, 2013 and as Chief Operating Officer of iHeartMedia, iHeartMedia Capital I, LLC and iHeartCommunications on February 18, 2015. Prior thereto, Mr. Bressler was a Managing Director at THL. Prior to joining THL, Mr. Bressler was the Senior Executive Vice President and Chief Financial Officer of Viacom, Inc. from 2001 through 2005. He also served as Chairman and Chief Executive Officer of Time Warner Digital Media and, from 1995 to 1999, was Executive Vice President and Chief Financial Officer of Time Warner Inc. Prior to joining Time Inc. in 1988, Mr. Bressler was previously a partner with the accounting firm of Ernst & Young LLP. Mr. Bressler also currently is a director of iHeartMedia, iHeartCommunications, Civic Entertainment, Seacrest Global Group, LLC and Gartner, Inc., a member of the board of managers of iHeartMedia Capital I, LLC and Mr. Bressler previously served as a member of the board of directors of American Media Operations, Inc., Nielsen Holdings B.V., Mobile Search Security, LLC and Warner Music Group Corp. and as a member of the J.P. Morgan Chase National Advisory Board. Mr. Bressler holds a B.B.A. in Accounting from Adelphi University.

Scott R. Wells, age 50, is the Chief Executive Officer of Clear Channel Outdoor Americas at each of the iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommunications and Clear Channel Outdoor and was appointed to this position on March 3, 2015. Previously, Mr. Wells served as an Operating Partner at Bain Capital since January 2011 and prior to that served as an Executive Vice President at Bain Capital since 2007. Mr. Wells also was one of the leaders of the firm’s operationally focused Portfolio Group. Prior to joining Bain Capital, he held several executive roles at Dell, Inc. (“Dell”) from 2004 to 2007, most recently as Vice President of Public Marketing and On-Line in the Americas. Prior to joining Dell, Mr. Wells was a Partner at Bain & Company, where he focused primarily on technology and consumer-oriented companies. Mr. Wells was a member of our Board from August 2008 until March 2015. He currently serves as a director of the Achievement Network (ANet), where he is Chairman, and the Outdoor Advertising Association of America (OAAA). He has an M.B.A., with distinction, from the Wharton School of the University of Pennsylvania and a B.S. from Virginia Tech.

C. William Eccleshare, age 63, is the Chairman and Chief Executive Officer- Clear Channel International at each of iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommunications and Clear Channel Outdoor and was appointed to this position on March 2, 2015. Prior to such time, he served as Chief Executive Officer – Outdoor of iHeartMedia, iHeartCommunications and Clear Channel Outdoor since January 24, 2012 and as Chief Executive Officer—Outdoor of iHeartMedia Capital I, LLC on April 26, 2013. Prior to January 24, 2012, he served as Chief Executive Officer—Clear Channel Outdoor—International of iHeartMedia and iHeartCommunications since February 17, 2011 and as Chief Executive Officer—International of Clear Channel Outdoor since September 1, 2009. Previously, he was Chairman and CEO of BBDO EMEA from 2005 to 2009. Prior thereto, he was Chairman and CEO of Young & Rubicam EMEA since 2002. It is expected that Mr. Eccleshare will become the Chief Executive Officer of CCOH upon effectiveness of iHeartMedia’s plan of reorganization.

Steven J. Macri, age 50, is the Senior Vice President-Corporate Finance of iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommunications and Clear Channel Outdoor and the Chief Financial Officer of iHeartMedia’s iHM segment. Mr. Macri was appointed Senior Vice President—Corporate Finance of iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommunications and Clear Channel Outdoor on September 9, 2014 and as the Chief Financial Officer of iHeartMedia division on October 7, 2013. Prior to joining the company, Mr. Macri served as Chief Financial Officer for LogicSource Inc., from March 2012 to September 2013. Prior to joining LogicSource, Mr. Macri was Executive Vice President and Chief Financial Officer at Warner Music Group Corp. from September 2008 to December 2011 and prior thereto served as Controller and Senior Vice President-Finance from February 2005 to August 2008. He has an MBA from New York University Stern School of Business and a B.S. in Accounting from Syracuse University.

Scott D. Hamilton, age 49, is the Senior Vice President, Chief Accounting Officer and Assistant Secretary of iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommunications and Clear Channel Outdoor. Mr. Hamilton was appointed Senior Vice President, Chief Accounting Officer and Assistant Secretary of iHeartMedia, iHeartCommunications and Clear Channel Outdoor on April 26, 2010 and was appointed as Senior Vice President, Chief Accounting Officer and Assistant Secretary of iHeartMedia Capital I, LLC on April 26, 2013. Prior to April 26, 2010, Mr. Hamilton served as Controller and Chief Accounting Officer of Avaya Inc. (“Avaya”), a multinational telecommunications company, from October 2008 to April 2010. Prior thereto, Mr. Hamilton served in various accounting and finance positions at Avaya, beginning in October 2004. Prior thereto, Mr. Hamilton was employed by PricewaterhouseCoopers from September 1992 until September 2004 in various roles including audit, transaction services and technical accounting consulting.

Robert H. Walls, Jr., age 58, is the Executive Vice President, General Counsel and Secretary of iHeartMedia, iHeartMedia Capital I, LLC, iHeartCommunications and Clear Channel Outdoor. Mr. Walls was appointed the Executive Vice President, General Counsel and Secretary of iHeartMedia, iHeartCommunications and Clear Channel Outdoor on January 1, 2010 and was appointed as Executive Vice President, General Counsel and Secretary of iHeartMedia Capital I, LLC on April 26, 2013. On March 31, 2011, Mr. Walls was appointed to serve in the newly-created Office of the Chief Executive Officer for iHeartMedia Capital I, LLC, iHeartCommunications and Clear Channel Outdoor, in addition to his existing offices. Mr. Walls served in the Office of the Chief Executive Officer for iHeartMedia Capital I, LLC and iHeartCommunications until October 2, 2011, and served in the Office of the

Chief Executive Officer for the Company until January 24, 2012. Mr. Walls was a founding partner of Post Oak Energy Capital, LP and served as Managing Director through December 31, 2009 and as an advisor to Post Oak Energy Capital, LP through December 31, 2013. On November 28, 2018, iHeartMedia announced that Mr. Walls will step down from his position with the Company on the effective date of the iHeart Plan of Reorganization

Committees of the Board

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

The Audit Committee

The Audit Committee assists the Board in its oversight of the quality and integrity of the accounting, auditing and financial reporting practices of Clear Channel Outdoor. Paul Keglevic has been designated by our Board as an “Audit Committee Financial Expert,” as defined by the SEC. The Audit Committee met 12 times during 2018. All current members of the Audit Committee are independent as defined by the listing standards of the NYSE and Clear Channel Outdoor’s independence standards and satisfy the other requirements for audit committee membership, including the heightened independence standards, of the NYSE and the SEC. The Audit Committee’s primary responsibilities, which are discussed in detail within its charter, include the following, subject to the consent of our corporate parent:

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

•	discuss guidelines and policies with respect to risk assessment and risk management;

•	review information technology procedures and controls, includes as they relate to data privacy and cybersecurity;

•	oversee Clear Channel Outdoor’s policies with respect to related party transactions; and

•	review with management and the General Counsel the status of legal and regulatory matters that may have a material impact on Clear Channel Outdoor’s financial statements and compliance policies.

The full text of the Audit Committee’s charter can be found on our website at www.clearchanneloutdoor.com.

The Compensation Committee

The Compensation Committee administers Clear Channel Outdoor’s incentive-compensation plans and equity-based plans, determines compensation arrangements for all executive officers, other than our Chairman and Chief Executive Officer, Chief Financial Officer, Senior Vice President—Corporate Finance, General Counsel and Chief Accounting Officer, and makes recommendations to the Board concerning compensation for directors of Clear Channel Outdoor and its subsidiaries. The Compensation Discussion and Analysis section of this Form 10-K/A provides additional details regarding the basis on which the Compensation Committee determines executive compensation. The Compensation Committee met four times during 2018. All members of the Compensation Committee are independent as defined by the listing standards of the NYSE and Clear Channel Outdoor’s independence standards and meet the heightened independence standards for compensation committee membership of the NYSE and the SEC.

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

•

review and discuss with management the Compensation Discussion and Analysis to be included in Clear Channel Outdoor’s proxy statement or Annual Report on Form 10-K and determine whether to recommend to the Board the inclusion of the Compensation Discussion and Analysis in the proxy statement or Annual Report on Form 10-K;

•	prepare the Compensation Committee report for inclusion in Clear Channel Outdoor’s proxy statement; and

•	recommend to the Board the appropriate compensation for the non-employee members of the Board.

Our Chairman and Chief Executive Officer, Chief Financial Officer, General Counsel, Chief Accounting Officer and Senior Vice President—Corporate Finance simultaneously hold the same positions at iHeartCommunications and iHeartMedia, our indirect parent entities. The compensation of those officers is set by the board of directors and the Compensation Committee of the board of directors of iHeartMedia, and we are allocated a portion of the cost of the services of certain of those officers pursuant to the Corporate Services Agreement, dated November 16, 2005, by and between iHeartMedia Management Services, Inc. (“iHMMS”), an indirect subsidiary of iHeartMedia and us (the “Corporate Services Agreement”). Accordingly, our Compensation Committee charter does not govern the compensation arrangements, policies and practices of our Chairman and Chief Executive Officer, Chief Financial Officer, General Counsel, Chief Accounting Officer and Senior Vice President—Corporate Finance. The term “executive officer” used above in the description of the Compensation Committee’s purposes refers to our employees (other than our Chairman and Chief Executive Officer, Chief Financial Officer, General Counsel, Chief Accounting Officer and Senior Vice President—Corporate Finance) who are (1) subject to the requirements of Section 16 of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), governing insider trading reporting or (2) covered by the regulations under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), governing qualified performance-based compensation. See the Compensation Discussion and Analysis section of this Form 10-K/A. The Compensation Committee has the authority to delegate its responsibilities to subcommittees if the Compensation Committee determines such delegation would be in the best interest of Clear Channel Outdoor.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2018, our officers, directors and greater than 10% beneficial owners timely filed all required Section 16(a) reports, except Mr. Wells was late in filing one Form 4 to disclose the withholding of shares to pay taxes on the vesting of restricted stock.

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

Compensation of Officers Employed by iHeartMedia

The following of our named executive officers were employed by and received compensation from iHeartMedia in 2018:

•	Robert W. Pittman, our Chief Executive Officer;

•	Richard J. Bressler, our Chief Financial Officer; and

•	Steven J. Macri, our Senior Vice President—Corporate Finance.

Accordingly, the 2018 compensation for Messrs. Pittman, Bressler and Macri was set by the Compensation Committee of the Board of Directors of iHeartMedia. Clear Channel Outdoor’s Compensation Committee had no involvement in recommending or approving their compensation.

As described below under “Certain Relationships and Related Party Transactions—iHeartMedia, Inc.—Corporate Services Agreement,” a portion of the 2018 compensation for Messrs. Bressler and Macri was allocated to us in recognition of their services provided to us pursuant to a Corporate Services Agreement between us and a subsidiary of iHeartMedia. Those allocated amounts are reflected in the Summary Compensation Table below, along with any compensation that we or our subsidiaries provided to them directly. See footnote (g) to the Summary Compensation Table below for a description of the allocations. Additionally, upon termination or a change in control, a portion of certain payments that would be due to Messrs. Bressler and Macri would be allocated to us, as reflected in the Potential Payments Upon Termination or Change in Control table set forth below. These allocations were or would be made, as applicable, based on Clear Channel Outdoor’s OIBDAN (as defined below) as a percentage of iHeartMedia’s OIBDAN for the prior year, each as reported in connection with year-end financial results. For purposes of these allocations, OIBDAN is defined as: consolidated net income (loss) adjusted to exclude non-cash compensation expenses and amortization of deferred system implementation costs as well as the following line items presented in the Statement of Operations: income tax benefit (expense); other income (expense), net; equity in earnings (loss) of nonconsolidated affiliates; interest expense; interest income on the Due from iHeartCommunications Note; other operating income, net; depreciation and amortization; and impairment charges. Mr. Pittman’s compensation is paid by iHeartMedia and is not allocated to us.

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

Analysis. Mr. Eccleshare’s base salary increased to $1,000,000 in connection with his promotion to serve as our Chief Executive Officer on January 24, 2012. Mr. Eccleshare’s base salary remained at that level for 2018. Pursuant to Mr. Eccleshare’s new employment agreement, which will become effective upon the effectiveness of the iHeart Plan of Reorganization, Mr. Eccleshare’s annual base salary will increase to $1,250,000, which increase will be applied retroactively to January 1, 2019. See “Executive Compensation—Employment Agreements with the Named Executive Officers—C. William Eccleshare.”

In March 2015, we hired Mr. Wells as Chief Executive Officer of our Americas division. Under his employment agreement, Mr. Wells was provided an initial base salary of $750,000. His base salary remained at that level for 2018.

For a more detailed description of the employment agreements of the named executive officers, please refer to “Executive Compensation—Employment Agreements with the Named Executive Officers.”

Annual Incentive Plan

Administration. Each of our named executive officers participates in our 2015 Executive Incentive Plan (the “Annual Incentive Plan”), other than Messrs. Pittman, Bressler and Macri, who participated in iHeartMedia’s 2018 Key Employee Incentive Plan. The Annual Incentive Plan is administered by the Compensation Committee and is intended to provide an incentive to the named executive officers and other selected key executives to contribute to the growth, profitability and increased stockholder value and to retain such executives. Under the Annual Incentive Plan, participants are eligible for performance-based awards, which represent the conditional right to receive cash or other property based upon the achievement of pre-established performance goals within a specified performance period. No single participant may receive more than $15,000,000 in awards in any calendar year.

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

The 2018 annual incentive bonuses were based on the following performance goals (as further described below): (1) Mr. Eccleshare’s performance goals were based upon achievement of a targeted OIBDAN level for CCI and certain qualitative performance objectives which contributed to CCI’s performance, and (2) Mr. Wells’ performance goals were based on the achievement of a targeted OIBDAN level for CCOA, and certain qualitative performance objectives, which contributed to CCOA’s performance.

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

Analysis. In determining whether the 2018 financial performance goals were met, the Compensation Committee considered the financial results of Clear Channel Outdoor and its operating divisions from January 1, 2018 to December 31, 2018. For 2018, the performance-based goals applicable to our named executive officers are set forth under “—Summary of 2018 Cash Incentive Payments for each Named Executive Officer” below.

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

In 2018, Mr. Eccleshare received a SIP bonus opportunity based on certain qualitative performance objectives, which contributed to CCI’s performance.

Analysis. For 2018, the individual performance-based goals for Mr. Eccleshare are set forth under “—Summary of 2018 Cash Incentive Payments for each Named Executive Officer” below. Following the end of 2018, the Compensation Committee determined that Mr. Eccleshare met his performance objectives, and Mr. Eccleshare’s 2018 SIP bonus was earned at 100% of target. The Compensation Committee believed that the payment of SIP awards in increments over a three-year period, subject to continued employment, would enhance the retention value of these awards.

Summary of 2018 Cash Incentive Payments for each Named Executive Officer

C. William Eccleshare

Pursuant to his employment agreement, Mr. Eccleshare’s target bonus for 2018 under the Annual Incentive Plan was set at $1,000,000, with 70% based on the achievement of OIBDAN at CCI of $238.0 million and 30% based on the achievement of the other qualitative performance objectives described below. His maximum bonus for 2018 was set at $2,000,000. For purposes of calculating Mr. Eccleshare’s bonus, OIBDAN was calculated in the same manner as CCI’s reportable OIBDAN, with further adjustments to calculate on a constant currency basis, to exclude restructuring expenses and to allocate the applicable corporate expenses to CCI. CCI’s reportable OIBDAN is defined as CCI’s operating income adjusted to exclude non-cash compensation expenses, included within corporate expenses, as well as Depreciation and amortization; Impairment charges; and Other operating income (expense), net. Mr. Eccleshare’s individual qualitative performance objectives for 2018 consisted of: (1) continuing to outperform the out-of-home market; (2) increasing digital revenue; (3) leadership development and retention planning; and (4) remaining focused on compliance and regulation. CCI’s 2018 OIBDAN was approximately $239.8 million, which was above the OIBDAN target. Based on Mr. Eccleshare’s level of achievement of his qualitative performance objectives described above, Mr. Eccleshare received an annual incentive bonus of $1,038,570. The annual incentive bonus of $1,038,570 is reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table for 2018.

Pursuant to a SIP bonus opportunity approved for Mr. Eccleshare by our Compensation Committee with respect to 2018 performance, Mr. Eccleshare also earned an additional $300,000 SIP bonus based on achieving the following additional performance objectives established by our Compensation Committee for Mr. Eccleshare with respect to our business: (1) providing support for significant restructuring transactions; and (2) continuing to develop a culture that fosters diversity and inclusion through the delivery of the fairness program. Of the $300,000 SIP bonus earned with respect to 2018 performance, $100,000 was paid at the end of February 2019, and the remaining $200,000 will be paid in equal installments of $100,000 each at the same time as the annual incentive bonus payments in 2020 and 2021 if Mr. Eccleshare remains employed on the applicable payment dates. In addition, on February 20, 2019, Mr. Eccleshare was paid the third of three $90,000 installments pursuant to his earned 2016 SIP bonus. He was also paid the second of three $100,000 installments pursuant to his earned 2017 SIP bonus. The final $100,000 installment of the 2017 SIP bonus will be paid at the same time as the annual incentive bonus payments are paid generally in 2020 if Mr. Eccleshare remains employed on the payment date. The $90,000 payment of the 2016 SIP bonus, the $100,000 payment of the 2017 SIP bonus and the $100,000 payment of the 2018 SIP bonus are reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table for 2018.

Pursuant to the amendment to his employment agreement, Mr. Eccleshare was paid a retention award of $875,000 on January 1, 2018, which is reflected in the Bonus column of the Summary Compensation Table for 2018. This retention award is subject to his continued employment through June 30, 2019. He will also receive an additional retention payment of $875,000 on January 1, 2020 subject to his continued employment through June 30, 2020.

Scott R. Wells

Pursuant to his employment agreement, Mr. Wells’ target bonus for 2018 under the Annual Incentive Plan was set at $750,000, with 70% based on the achievement of OIBDAN at CCOA, of $419.0 million, and 30% based on the achievement of the other qualitative performance objectives described below. His maximum bonus for 2018 was set at $1,500,000. For purposes of calculating Mr. Wells’ bonus, OIBDAN was calculated in the same manner as CCOA’s reportable OIBDAN, with further adjustments to calculate on a constant currency basis, to exclude restructuring expenses and to allocate the applicable corporate expenses to CCOA. CCOA’s reportable OIBDAN is defined as CCOA’s operating income adjusted to exclude non-cash compensation expenses, included within corporate expenses, as well as Depreciation and amortization; Impairment charges; and Other operating income (expense), net. Mr. Wells’ individual qualitative performance objectives for 2018 consisted of: (1) keeping the organization focused on strategically driving footprint growth in a liquidity-friendly way; (2) driving national sales group growth; (3) driving customer valued innovation to increase use of CCOH by major national advertisers; (4) enhancing local sales execution; and (5) resolving our Los Angeles digital billboard litigation. The 2018 CCOA OIBDAN, was approximately $433.3 million which was above the OIBDAN target. Based on the achieved OIBDAN level, together with Mr. Wells’ level of achievement of his qualitative performance objectives described above, Mr. Wells received an annual incentive bonus of $883,823. The annual incentive bonus of $883,823 is reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table for 2018.

Long-Term Incentive Compensation

Administration. Our named executive officers participate in our 2012 Amended and Restated Stock Incentive Plan or our previous 2005 Stock Incentive Plan (the “2005 Stock Incentive Plan”), which allow for the issuance of incentive and non-statutory stock options, restricted stock and other equity awards. The 2012 Amended and Restated Stock Incentive Plan is administered by our Compensation Committee. See “Executive Compensation—Grants of Plan-Based Awards” for a more detailed description of the 2012 Amended and Restated Stock Incentive Plan. As of December 31, 2018, there were 177 employees holding outstanding stock incentive awards under the 2012 Amended and Restated Stock Incentive Plan and the 2005 Stock Incentive Plan. In general, the level of long-term incentive compensation is determined based on an evaluation of competitive factors in conjunction with total compensation provided to the executive officers and the overall goals of the compensation program described above. Long-term incentive compensation typically has been paid in stock options and/or restricted stock or restricted stock units with time-vesting conditions and/or vesting conditions tied to predetermined performance goals. The Board believes equity ownership is important for purposes of executive retention and alignment of interests with stockholders.

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

Analysis. On September 12, 2018, the Compensation Committee granted Mr. Eccleshare an award of 221,729 restricted stock units, which shall vest based on time.

On September 12, 2018, the Compensation Committee granted Mr. Wells an award of 221,729 restricted shares, which shall vest based on time.

As mentioned above, the Compensation Committee typically considers internal pay equity when determining the amount of long-term incentive compensation to grant to our named executive officers. However, the Committee does so broadly and does not have a specific policy, or seek to follow established guidelines or formulas, to maintain a particular ratio of long-term incentive compensation among the named executive officers or other executives. For further information about the 2018 long-term incentive awards, please refer to the “Grants of Plan-Based Awards” and the “Employment Agreements with the Named Executive Officers” sections appearing later under the “Executive Compensation” heading in this Form 10-K/A.

Equity Award Grant Timing Practices

Regular Annual Equity Award Grant Dates. The grant date for regular annual stock options and other equity awards, as applicable, for employees, including the named executive officers and for our independent directors, typically is in the first half of the year. During 2018, our compensation committee granted equity awards to our named executive officers, and our Board granted equity awards to our independent directors in September 2018. See “Director Compensation” set forth below in this Form 10-K/A for additional information regarding the compensation program for our independent directors.

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

The Compensation Committee believes that the above benefits provide a more tangible incentive than an equivalent amount of cash compensation. In determining the named executive officers’ total compensation, the Compensation Committee will consider these benefits. However, as these benefits and perquisites represent a relatively small portion of the named executive officers’ total compensation, it is unlikely that they will materially influence the Compensation Committee’s decision in setting such named executive officers’ total compensation. For further discussion of these benefits and perquisites, including the methodology for computing their costs, please refer to the Summary Compensation Table included in this Form 10-K/A, as well as the All Other Compensation table included in footnote (d) to the Summary Compensation Table. For further information about other benefits provided to the named executive officers, please refer to “Executive Compensation—Employment Agreements with the Named Executive Officers.”

Severance Arrangements

Pursuant to their respective employment agreements, each of our named executive officers is entitled to certain payments and benefits in certain termination situations or upon a change in control. We believe that our severance arrangements facilitate an orderly transition in the event of changes in management. For further discussion of severance payments and benefits, see “Executive Compensation—Potential Post-Employment Payments” set forth below in this Form 10-K/A.

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

Use of Compensation Consultants. As described below under “Certain Relationships and Related Party Transactions—iHeartMedia, Inc.—Corporate Services Agreement,” our parent entity provides us with certain services, including human resources support. During 2018, iHeartMedia’s management retained Willis Towers Watson (“Willis”) to provide (1) Chapter 11 related consultation and analysis of executive and non-executive pay programs; (2) director compensation data; and (3) incentive and retention compensation design advice.

iHeartMedia requested and received responses from Willis addressing its independence, including the following factors: (1) other services provided to iHeartMedia and its subsidiaries by Willis; (2) fees paid iHeartMedia and its subsidiaries as a percentage of Willis’ total revenue; (3) policies or procedures maintained by Willis that are designed to prevent a conflict of interest; (4) any business or personal relationships between the individual consultants involved in the engagements and a member of the Compensation Committee; (5) any iHeartMedia or Clear Channel Outdoor stock owned by the individual consultants involved in the engagements; and (6) any business or personal relationships between our executive officers and Willis or the individual consultants involved in the engagements. Based on the responses received from Willis, there was no conflict of interest resulting from Willis’ work in 2018.

Tax and Accounting Treatment

Deductibility of Executive Compensation

Section 162(m) of the Code places a limit of $1,000,000 on the amount of compensation Clear Channel Outdoor may deduct for Federal income tax purposes in any one year with respect to certain senior executives of Clear Channel Outdoor, which we referred to herein as the “Covered Employees.” The exemption from Section 162(m)’s deduction limit for performance-based compensation has been repealed, effective for taxable years beginning after December 31, 2018, such that compensation paid to our covered executive officers in excess of $1 million will not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017.

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

Accounting for Stock-Based Compensation

Clear Channel Outdoor accounts for stock-based payments, including awards under the 2012 Amended and Restated Stock Incentive Plan, in accordance with the requirements of FASB ASC Topic 718.

Summary Compensation Table

The Summary Compensation Table below provides compensation information for the years ended December 31, 2018, 2017 and 2016 for the principal executive officer (“PEO”), the principal financial officer (“PFO”) and the next three most highly compensated executive officers serving during 2018 (collectively, the “named executive officers”). As described below under “Certain Relationships and Related Party Transactions—iHeartMedia, Inc.—Corporate Services Agreement,” a portion of the compensation for 2018, 2017 and 2016 for Richard J. Bressler and Steven J. Macri paid by iHeartMedia was allocated to us in recognition of their services provided to us. Those allocated amounts are reflected in the Summary Compensation Table below, along with any compensation that we or our subsidiaries provided to them directly. Mr. Pittman’s compensation is paid by iHeartMedia and is not allocated to us.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus(a) ($)		Stock Awards(b) ($)	Option Awards(b) ($)	Non-Equity Incentive Plan Compensation(c) ($)		All Other Compensation(d) ($)		Total ($)
Robert W. Pittman	2018	—		—		—	—	—		89,676		89,676
Chief Executive Officer (PEO)(e)	2017	—		—		—	—	—		534,469		534,469
	2016	—		—		—	—	—		409,860		409,860
Richard J. Bressler	2018	420,360	(g)	464,148	(g)	—	—	1,891,177	(g)	55,384	(g)	2,831,068
Chief Financial Officer (PFO)(f)	2017	427,920	(g)	1,073,366	(g)	—	—	1,440,664	(g)	571,919	(g)	3,513,869
	2016	452,520	(g)	62,529	(g)	—	—	767,091	(g)	450,695	(g)	1,732,835
C. William Eccleshare	2018	1,060,827	(i)	905,894		1,186,250		1,375,478		239,337		4,767,787
Chief Executive Officer – International division(h)	2017	964,948	(i)	1,350,000		451,259	—	570,000		251,240		3,587,447
	2016	927,601	(i)	1,200,000		554,296	—	955,190		255,721		3,892,808
Scott R. Wells	2018	750,000		—		1,186,250		883,823		75,940		2,896,013
Chief Executive Officer – Americas division(j)	2017	750,000		—		1,262,865	—	551,396		5,000		2,569,261
	2016	750,000		50,000		532,067	72,857	784,385		5,000		2,194,309
Steven J. Macri	2018	122,605	(g)	48,166	(g)	—	—	300,022	(g)	876	(g)	471,670
Senior Vice President – Corporate Finance(k)	2017	124,810	(g)	222,875	(g)	—	—	90,933	(g)	892	(g)	439,510
	2016	130,100	(g)	27,647	(g)	—	—	175,956	(g)	943	(g)	334,646

(a)	The amounts reflect:

•

For Messrs. Bressler and Macri, the portion allocated to Clear Channel Outdoor of the following cash payments from iHeartMedia, (1) a cash payment in February 2018 of the first quarterly bonus under the iHeartMedia, Inc. 2018 Key Employee Incentive Plan (the “iHeartMedia 2018 KEIP”), (2) cash payments for 2017 and 2016 as additional bonus awards in respect of 2017 and 2016 performance, respectively, and (3) cash payments related to iHeartMedia’s 2017 retention awards;

•

For Mr. Eccleshare, (1) cash payments of $250,000 and $100,000 as additional bonus awards in respect of 2017 and 2016 performance, respectively, from Clear Channel Outdoor, (2) cash payments of $1.1 million in each of 2017 and 2016 related to a severance payment Mr. Eccleshare would have been entitled to pursuant to his prior employment agreement and (3) a cash payment of $875,000 as a 2018 retention bonus; and

•	For Mr. Wells, a cash payment for 2016 as an additional bonus award in respect of 2016 performance from Clear Channel Outdoor.

See “Compensation Discussion and Analysis—Elements of Compensation—Annual Incentive Bonus.”

(b)

The amounts shown in the Stock Awards column include the full grant date fair value of time-vesting restricted stock awarded to Messrs. Eccleshare and Wells by Clear Channel Outdoor in 2018, 2017 and 2016, as applicable, computed in accordance with the requirements of FASB ASC Topic 718, but excluding any impact of estimated forfeiture rates as required by SEC regulations. For time-vesting restricted stock awards, the grant date fair value is based on the closing price of our Class A common stock on the date of grant. See “Grants of Plan Based Awards” for additional details.

The amounts shown in the Option Awards column reflect the full grant date fair value of time-vesting stock options awarded to Mr. Wells by Clear Channel Outdoor in 2016, computed in accordance with the requirements of FASB ASC Topic 718, but excluding any impact of estimated forfeiture rates as required by SEC regulations. See “Grants of Plan Based Awards” for additional details.

For further discussion of the assumptions made in valuation, see also Note 8-Stockholders’ Equity (Deficit) in Item 8 of the Original 2018 Form 10-K.

(c)	The amounts reflect:

•

For Messrs. Bressler and Macri, the portion allocated to Clear Channel Outdoor of (1) cash payments from iHeartMedia as annual incentive plan awards for the second, third and fourth quarters of 2018 under the iHeartMedia 2018 KEIP and 2017 and 2016 under its 2015 Executive Incentive Plan, each pursuant to pre-established performance goals; (2) for 2016, cash payments in 2017 of $400,000 and $320,000, respectively, earned pursuant to an iHeartMedia SIP bonus based on pre-established performance goals with respect to 2014; (3) for 2017, cash payments in 2018 of $500,000 and $300,000, respectively, earned pursuant to an iHeartMedia SIP bonus based on pre-established performance goals with respect to 2015, and (4) accelerated cash payments in 2018 of $500,000 and $400,000, respectively, earned pursuant to an iHeartMedia SIP bonus based on pre-established performance goals with respect to 2016; and (5) accelerated cash payments in 2018 of $500,000 and $400,000, respectively, earned pursuant to an iHeartMedia SIP bonus based on pre-established performance goals with respect to 2017. The after-tax value of the relevant portion of the SIP payments described in clauses (4) and (5) are repayable upon termination of employment if the recipient would have forfeited such portion if payment of these SIP payments had not been accelerated.

•	For Mr. Bressler, for 2017, the portion allocated to Clear Channel Outdoor of cash payments pursuant to pre-established goals under the iHeartMedia 2017 Key Employee Incentive Plan.

•

For Mr. Eccleshare, (1) cash payments from Clear Channel Outdoor as annual incentive plan awards for 2018, 2017 and 2016 under the 2015 Executive Incentive Plan pursuant to pre-established performance goals; (2) for 2018, a cash payment in 2019 of (a) the final one-third ($90,000) of the $270,000 earned pursuant to the 2016 SIP bonus, (b) the second one-third ($100,000) of the $300,000 earned pursuant to the 2017 SIP Bonus and (c) one-third ($100,000) of the $300,000 earned pursuant to the 2018 SIP bonus; (3) for 2017, a cash payment in 2018 of (a) the final one-third ($80,000) of the $240,000 earned pursuant to the 2015 SIP bonus, (b) the second one-third ($90,000) of the $270,000 earned pursuant to the 2016 SIP bonus and (c) one-third ($100,000) of the $300,000 earned pursuant to the 2017 SIP bonus; and (4) for 2016, a cash payment in 2017 of (a) the final one-third ($85,000) of the $255,000 earned pursuant to the 2014 SIP bonus, (b) a second one-third ($80,000) of the $240,000 earned pursuant to the 2015 SIP bonus, and (c) one-third ($90,000) of the $270,000 earned pursuant to the 2016 SIP bonus. The remaining $100,000 of the 2017 SIP bonus will be paid in 2020 and the remaining $200,000 of the 2018 SIP bonus will be paid in equal installments in 2020 and 2021, in each case if Mr. Eccleshare remains employed at the payment dates.

•	For Mr. Wells, cash payments from Clear Channel Outdoor as annual incentive plan awards for 2018, 2017 and 2016 under the 2015 Executive Incentive Plan pursuant to pre-established performance goals.

(d)	As described below, for 2018 the All Other Compensation column reflects:

•

amounts we contributed under our 401(k) plan as a matching contribution for the benefit of Mr. Wells in the United States or payments in lieu of pension contributions for the benefit of Mr. Eccleshare in the United Kingdom;

•	the allocation to us pursuant to the Corporate Services Agreement of amounts iHeartMedia contributed under the 401(k) plan as a matching contribution for the benefit of Messrs. Bressler and Macri;

•	the allocation to us of an amount iHeartMedia contributed for the personal use of the company aircraft by Mr. Bressler;

•	personal tax services paid by us for Mr. Eccleshare;

•	tax gross-ups on tax services for Mr. Eccleshare;

•	the cost of private medical insurance for the benefit of Mr. Eccleshare;

•	the cost of premiums for a supplemental life insurance benefit for Mr. Eccleshare;

•	automobile allowances and transportation expenses for the benefit of Mr. Eccleshare in the United Kingdom;

•	the allocation to us of amounts reimbursed for car service expenses incurred by Mr. Bressler; and

•	accrued dividends paid on Clear Channel Outdoor restricted shares that vested during 2018 for Messrs. Pittman, Bressler and Wells.

Mr. Eccleshare is a citizen of the United Kingdom. The amounts reported for Mr. Eccleshare for 2018 that were originally denominated in British pounds have been converted to U.S. dollars using the average exchange rate of £1=$1.3333 for the year ended December 31, 2018.

	Pittman	Bressler	Eccleshare	Wells	Macri
Plan contributions (or payments in lieu thereof)		$1,752	$155,296	$5,000	$876
Aircraft usage		7,469
Tax services			10,344
Tax services tax gross-up			9,173
Legal fees		10,981
Private medical insurance			29,802
Supplemental life insurance benefit			10,722
Automobile allowance/transportation			24,000
Car service expense		1,553
Accrued Dividends	89,676	33,630		70,940

Total	$89,676	$55,384	$239,337	$75,940	$876

Mr. Eccleshare is provided a car allowance for commuting and other personal purposes. Pursuant to his employment agreement, Mr. Eccleshare receives certain tax and other benefits.

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

(e)

Mr. Pittman became Chief Executive Officer of iHeartMedia on October 2, 2011 and was appointed as our Chief Executive Officer on March 2, 2015. Mr. Pittman’s compensation is paid by iHeartMedia and is not allocated to Clear Channel Outdoor. Accordingly, all of Mr. Pittman’s compensation for 2018 is reflected in iHeartMedia’s Summary Compensation Table for 2018.

(f)

Mr. Bressler became our Chief Financial Officer on July 29, 2013. The summary compensation information presented above for Mr. Bressler reflects his service in that capacity during 2016, 2017 and 2018.

(g)

As described below under “Certain Relationships and Related Party Transactions—iHeartMedia, Inc.—Corporate Services Agreement,” a subsidiary of iHeartMedia provides, among other things, certain executive officer services to us. Pursuant to the Corporate Services Agreement, based on our OIBDAN as a percentage of iHeartCommunications’ total OIBDAN, we were allocated 35.03% of certain amounts for 2018, 35.66% of certain amounts for 2017 and 37.71% of certain amounts for 2016. For Mr. Bressler, allocated amounts are determined by applying the applicable percentage against all of his 2018, 2017 and 2016 iHeartMedia compensation. For Mr. Macri, the 2018, 2017 and 2016 are determined by applying the applicable percentage against half of his 2018, 2017 and 2016 compensation, based on the portion of his role that is tied to Clear Channel Outdoor as Senior Vice President—Corporate Finance (50%). For Mr. Pittman, none of his 2018, 2017 and 2016 from iHeartMedia compensation was allocated to Clear Channel Outdoor.

The Summary Compensation Table above reflects these allocated amounts, as described below:

•

The Salary, Bonus, Non-Equity Incentive Plan Compensation and All Other Compensation columns presented above reflect the portion of the Salary, Bonus, Non-Equity Incentive Plan Compensation and All Other Compensation amounts allocated to us pursuant to the Corporate Services Agreement for Messrs. Bressler and Macri for 2018, 2017 and 2016.

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

	iHeartMedia Salary
	2018	2017	2016
Robert W. Pittman	$1,200,000	$1,200,000	$1,200,000
Richard J. Bressler	1,200,000	1,200,000	1,200,000
Steven J. Macri	700,000	700,000	690,000

	iHeartMedia Bonus and Non-Equity Incentive Plan Compensation
	2018	2017	2016
Robert W. Pittman	$11,043,535	$11,050,000	$1,800,000
Richard J. Bressler	6,723,735	7,050,000	2,200,000
Steven J. Macri	1,987,945	1,760,000	1,079,836

	iHeartMedia All Other Compensation
	2018	2017	2016
Robert W. Pittman	$839,071	$1,152,112	$1,654,672
Richard J. Bressler	95,730	602,889	453,809
Steven J. Macri	5,000	5,000	5,000

(h)

On January 24, 2012, Mr. Eccleshare was promoted to Chief Executive Officer of Clear Channel Outdoor, overseeing both CCOA and CCI and served in that position until March 2, 2015, when he transitioned to become Chairman and Chief Executive Officer of our International division. The summary compensation information presented above for Mr. Eccleshare reflects his service in those capacities during the relevant periods, as well as his service as a director of Clear Media Limited, as described in footnote (i) below. Mr. Eccleshare is a citizen of the United Kingdom and compensation amounts reported for him in the Summary Compensation Table that were originally denominated in British pounds have been converted to U.S. dollars using the average exchange rates of £1=$1.3333, £1=$1.2878, and £=$1.3495 for the years ended December 31, 2018, 2017 and 2016, respectively.

(i)

The amounts in the Salary column for Mr. Eccleshare include his base salary for his service as an officer of ours, as well as amounts paid for his service as a director of our majority-owned subsidiary, Clear Media Limited. Clear Media Limited is listed on the Hong Kong Stock Exchange. The amounts paid for the periods during which he served as a director of Clear Media Limited are set forth in the table below. The amounts reflected in the table have been converted from Hong Kong dollars to U.S. dollars using the average exchange rate of and HK$1=$0.1276 for the year ended December 31, 2018, HK$1=$0.1283 for the year ended December 31, 2017 and HK$1=$0.1288 for the year ended December 31, 2016.

	2018	2017	2016
C. William Eccleshare	$25,520	$25,660	$21,896

(j)

Mr. Wells became the Chief Executive Officer of CCOA on March 3, 2015. The summary compensation information presented above for Mr. Wells reflects his service in that capacity during 2018, 2017 and 2016.

(k)

Mr. Macri became our Senior Vice President—Corporate Finance on September 9, 2014, and has served as Executive Vice President and Chief Financial Officer of the iHeartMedia division since October 7, 2013. The summary compensation information presented above for Mr. Macri reflects his service in that capacity during 2018, 2017 and 2016.

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

Each of the employment agreements discussed below provides for severance and change in control payments as more fully described under “—Potential Post-Employment Payments” in this Form 10-K/A, which descriptions are incorporated herein by reference.

As described below under “Certain Relationships and Related Party Transactions—iHeartMedia, Inc.—Corporate Services Agreement,” iHeartCommunications, our indirect parent entity, makes available to us, and we are obligated to use, the services of certain executive officers of iHeartCommunications, and a portion of their compensation is allocated to us in recognition of their services provided to us. Accordingly, a portion of the compensation for 2018, 2017 and 2016 for Richard J. Bressler and Steven J. Macri was allocated to us in recognition of their services provided to us under the Corporate Services Agreement. The provisions of the employment agreements for Messrs. Bressler and Macri are described below to the extent that amounts payable thereunder would be or have been allocated to us under the Corporate Services Agreement.

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

Pursuant to his amended and restated employment agreement, Mr. Pittman’s minimum base salary is $1,200,000 per year. His base salary may be increased (but not decreased) at the discretion of iHeartMedia’s Board or its compensation committee. Mr. Pittman also has the opportunity to earn an annual performance bonus for the achievement of reasonable performance goals established annually by iHeartMedia’s Board or its compensation committee after consultation with Mr. Pittman. Under the amended and restated employment agreement, beginning in 2014, Mr. Pittman’s aggregate target annual performance bonus is 150% of his annual base salary. For 2018, Mr. Pittman received an annual incentive bonus of $10,043,535. See “Compensation Discussion and Analysis—Elements of Compensation—Annual Incentive Bonus.”

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

Under the employment agreement, Mr. Bressler receives a base salary from iHeartMedia at a rate no less than $1,200,000 per year, subject to increase at the discretion of iHeartMedia’s board of directors or its compensation committee. Mr. Bressler also has the opportunity to earn an annual performance bonus from iHeartMedia for the achievement of reasonable performance goals established annually by iHeartMedia’s board of directors or its compensation committee after consultation with Mr. Bressler. The annual target performance bonus that may be earned from iHeartMedia when all of Mr. Bressler’s performance objectives are achieved will be not less than 150% of Mr. Bressler’s base salary amount. In addition to the annual bonus, Mr. Bressler is also eligible for an additional annual bonus opportunity under the iHeartMedia SIP of up to $500,000, based on iHeartMedia’s achievement of one or more annual performance goals determined by iHeartMedia’s chief executive officer and approved by iHeartMedia’s board of directors or a committee thereof. Any SIP bonus amounts will be paid during the quarter that follows the third anniversary of the beginning of the applicable performance period and will be contingent in each case upon Mr. Bressler’s continued employment through the applicable payment date. For 2018, Mr. Bressler received from iHeartMedia an annual incentive bonus of $5,723,735. Mr. Bressler also is entitled to participate in all pension, profit sharing and other retirement plans, all incentive compensation plans, all group health, hospitalization and disability or other insurance plans, paid vacation, sick leave and other employee welfare benefit plans in which other similarly situated employees of iHeartMedia may participate.

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

As our Chief Executive Officer, Mr. Eccleshare relocated from our offices in London to our offices in New York City in 2012. In this position, Mr. Eccleshare received an annual base salary of $1,000,000; provided, however, that until Mr. Eccleshare relocated to the United States, his base salary was to be paid in British pounds (using an exchange rate of £1=$1.49). His salary will be reviewed at least annually for possible increase by our Board. During the term of the employment agreement, Mr. Eccleshare is eligible to receive an annual performance bonus with a target of not less than $1,000,000 and the opportunity to earn up to 200% of the target amount based on the achievement of the performance goals specified in his employment agreement for 2012 and the performance goals to be set by the Compensation Committee of our Board for years after 2012. In addition to the annual bonus, Mr. Eccleshare is eligible to receive a SIP bonus of up to $300,000 based on the achievement of one or more annual performance goals determined by our Board or a subcommittee thereof. Any bonus earned under the SIP bonus opportunity will be paid by us in equal cash installments on or about the first, second and third anniversary of the beginning of the applicable performance period and will be contingent in each case upon his continued employment through the applicable payment date. For 2018, Mr. Eccleshare received an annual bonus of $1,038,570. Mr. Eccleshare also (1) received an additional bonus payment of $90,000 provided pursuant to his 2016 SIP bonus; (2) received an additional bonus payment of $100,000 provided pursuant to his 2017 SIP bonus and (3) earned an additional bonus of $300,000 with respect to his 2018 SIP bonus, $100,000 of which was paid in February 2019 and $200,000 of which will be paid in equal installments in each of 2020 and 2021 when performance bonuses are generally paid if he remains employed on the applicable payment dates. See “Compensation Discussion and Analysis—Elements of Compensation—Annual Incentive Bonus.”

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

New Employment Agreement. On March 4, 2019, the Company and Mr. Eccleshare entered into a new employment agreement (the “New Employment Agreement”). The New Employment Agreement will not become effective until the Effective Date of the iHeart Plan of Reorganization (the “Effective Date”), when the Company will be merged with and into CCH and CCH will change its name to Clear Channel Outdoor Holdings, Inc. (“New CCOH”). On the Effective Date, the New Employment Agreement will supersede and replace Mr. Eccleshare’s existing employment agreement.

On the Effective Date, Mr. Eccleshare will begin to serve as New CCOH’s Chief Executive Officer, succeeding Robert W. Pittman, who will cease to serve as the Chief Executive Officer on that date. The term of the New Employment Agreement will end on December 31, 2021 and thereafter will extend for an additional one-period if New CCOH provides at least ninety (90) days prior written notice to Mr. Eccleshare that the New Employment Agreement will be extended. Mr. Eccleshare will receive an annual base salary of $1,250,000 U.S. dollars (“Base Salary”) effective starting on January 1, 2019. New CCOH will (i) make a lump sum payment, less applicable payroll taxes and other deductions, in respect of the period between January 1, 2019 and the Effective Date in an amount equal to $20,833.34 U.S. dollars multiplied by the number of calendar months or partial calendar months between January 1, 2019 and the Effective Date (such lump sum payment, the “Catch-Up Payment”), and (ii) contribute to Mr. Eccleshare’s pension plan (or pay as otherwise directed by Mr. Eccleshare, so long as such direction is consistent with past practice) an additional amount equal to the product of 0.15 multiplied by the amount of the Catch-Up Payment.

During the term of the New Employment Agreement, Mr. Eccleshare is eligible to receive an annual performance bonus with a target of not less than 110% of Base Salary and the opportunity to earn up to 160% of Based Salary based on performance goals to be set by New CCOH and approved in the annual budget. Mr. Eccleshare will receive a retention bonus payment (the “Second Retention Bonus Payment”) of $875,000 U.S. dollars if he remains employed by New CCOH on January 1, 2020 (payable on New CCOH’s first scheduled payroll following such date). If Mr. Eccleshare’s employment is terminated by New CCOH for Cause (as defined in the New Employment Agreement) or by Mr. Eccleshare for without Good Reason (as defined in the New Employment Agreement) (i) before June 30, 2019, then Mr. Eccleshare must repay to New CCOH within ten days of his termination 100% of the After Tax Value of the first $875,000 U.S. dollars retention bonus payment that he received in January 2018, or (ii) on or after July 1, 2019 and on or before June 30, 2020, then Mr. Eccleshare will either not receive the Second Retention Bonus or repay to New CCOH within ten days of his termination 100% of the After Tax Value of the Second Loan Payment. For the purposes of the New Employment Agreement, “After-Tax Value” means the applicable portion of the retention bonus payment net of any and all taxes and social security contributions, determined taking into account any tax benefit available in respect of such repayment.

Within ninety days of the Effective Date, if Mr. Eccleshare is still employed by New CCOH, he will receive a one-time equity grant with an aggregate value of $6,000,000 U.S. dollars (the “2019 Equity Award Grant”). Seventy-five percent (75%) of the 2019 Equity Award Grant will consist of stock options with a grant date fair value of $4,500,000 U.S. dollars and an exercise price based on the Volume Weighted Average Price of Company stock for the fifteen trading days preceding the fifteen trading days following the Effective Date (the “Effective Date VWAP”). The remaining 25% of the 2019 Equity Award Grant will consist of restricted stock units, with the number of shares of Company stock subject to the restricted stock unit grant determined by dividing $1,500,000 U.S. dollars by the Effective Date VWAP and rounding down to the nearest whole number. The 2019 Equity Award Grant will vest in three equal annual installments on each of December 31, 2019, December 31, 2020 and December 31, 2021 if Mr. Eccleshare remains employed on each such annual vesting date.

New CCOH will continue to contribute to Mr. Eccleshare’s personal pension plan registered under Chapter 2, Part 4 of the Finance Act of 2004 in the United Kingdom, as provided in his previous employment agreement. New CCOH also agreed to reimburse Mr. Eccleshare for the reasonable costs and expenses (not to exceed $25,000 annually, fully grossed-up for applicable taxes) associated with filing his U.S. and U.K. personal income tax returns, as applicable. Mr. Eccleshare is eligible to receive health and life insurance benefits and paid vacation on a basis no less favorable than provided to our similarly-situated senior executives; provided, however, that his life insurance benefit shall be for an amount equal to four times his annual base salary. New CCOH also agreed to provide a £1500 monthly car allowance, reimburse Mr. Eccleshare for travel and entertainment related expenses, consistent with past practices pursuant to Company policy, and reimburse Mr. Eccleshare for up to four long-haul flights per calendar year for his wife when she accompanies him on Company business.

During Mr. Eccleshare’s employment with New CCOH and for 12 months thereafter, Mr. Eccleshare is subject to non-competition, non-interference and non-solicitation covenants substantially consistent with our other senior executives. Mr. Eccleshare also is subject to customary confidentiality, work product and trade secret provisions. During the term of the employment agreement, Mr. Eccleshare may continue as a trustee of Donmar Warehouse and as a non-executive director of Centaur Media Plc and Britvic Plc.

Scott R. Wells

Effective March 3, 2015 (the “Effective Date”), CCOH entered into an employment agreement (the “Wells Employment Agreement”) with Mr. Wells. The Wells Employment Agreement has an initial term (the “Initial Term”) that ends on March 2, 2019 and thereafter provides for automatic four-year extensions, unless either CCOH or Mr. Wells gives prior notice electing not to extend the agreement. Subject to the termination provisions described below, Mr. Wells will receive a base salary from CCOH at a rate no less than $750,000 per year, which shall be increased at CCOH’s discretion. Mr. Wells will also have the opportunity to earn an annual performance bonus (the “Performance Bonus”) from CCOH for the achievement of financial and performance criteria established by CCOH and approved in the annual budget. The target performance bonus that may be earned will be not less than 100% of Mr. Wells’ base salary amount (the “Target Bonus”). For 2018, Mr. Wells received an annual bonus of $883,823. In addition to the annual bonus, Mr. Wells is also eligible for an additional long-term incentive opportunity (the “Long-Term Incentive Amount”) from CCOH with an approximate value of $1,000,000 for each award, consistent with other comparable positions pursuant to the terms of the award agreement(s), taking into consideration demonstrated performance and potential, and subject to approval by the board of directors or the compensation committee of CCOH, as applicable. The Wells Employment Agreement also entitles Mr. Wells to participate in all employee welfare benefit plans in which other similarly situated employees of CCOH may participate. CCOH will reimburse Mr. Wells for the attorneys’ fees incurred by Mr. Wells in connection with the negotiation of the Wells Employment Agreement and ancillary documents, up to a maximum reimbursement of $25,000 in the aggregate. The Wells Employment Agreement also contains a customary confidentiality provision that survives Mr. Wells’ termination of employment, as well as customary non-competition and non-solicitation provisions that apply during employment and for the 12-month period thereafter.

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

On February 27, 2018, iHeartMedia and Mr. Macri entered into a second amendment to Mr. Macri’s employment agreement. Pursuant to the second amendment, the term of Mr. Macri’s employment agreement, which was previously scheduled to expire on June 30, 2018, was extended through March 31, 2019. The second amendment to Mr. Macri’s employment agreement does not contemplate automatic renewals of the employment period and states that if Mr. Macri’s employment continues for any period of time following March 31, 2019, such employment will be “at-will” and may be terminated at any time by either party. In such case, pursuant to the second amendment to Mr. Macri’s employment agreement, Mr. Macri will be entitled to receive his accrued and unpaid base salary through the termination date and any payments required under applicable employee benefit plans. On March 4, 2019, iHeartMedia and Mr. Macri entered into a third amendment to Mr. Macri’s employment agreement, which extended the term of Mr. Macri’s employment agreement to June 30, 2019.

Under his agreement, Mr. Macri receives compensation consisting of a base salary, incentive awards and other benefits and perquisites. Mr. Macri’s current annual base salary is $700,000. During 2013, Mr. Macri received a $60,000 signing bonus. No later than March 15 of each calendar year, Mr. Macri is eligible to receive a performance bonus. For 2013, Mr. Macri’s target bonus was $375,000, with $187,500 of such amount guaranteed and $187,500 of such amount MBO-based. For purposes of his agreement, MBO-based means the subjective performance criteria agreed to on an annual basis between the President and Chief Financial Officer of iHeartMedia and Mr. Macri at about the same time as established for other similarly situated employees. For 2014 and thereafter, Mr. Macri’s target bonus will be no less than his base salary for the year to which the bonus relates and the criteria will be set by management in consultation with Mr. Macri. For 2018, Mr. Macri received an annual bonus of $1,187,945. He is entitled to participate in all employee benefit plans and perquisites in which other similarly situated employees may participate.

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

Cash Incentive Plan

As discussed above, named executive officers also are eligible to receive awards under the Annual Incentive Plan other than Messrs. Pittman, Bressler and Macri, who participated in iHeartMedia’s 2018 Key Employee Incentive Plan. See “Compensation Discussion and Analysis—Elements of Compensation—Annual Incentive Bonus” for a more detailed description of the Annual Incentive Plan and the grant of awards to the named executive officers thereunder.

The following table sets forth certain information concerning plan-based awards granted to the named executive officers during the year ended December 31, 2018. As described below under “Certain Relationships and Related Party Transactions—iHeartMedia, Inc.—Corporate Services Agreement,” our parent entities provide us with, among other things, certain executive officer services. A portion (35.03% and 17.52%) of the annual incentive awards provided by our parent entities to Messrs. Bressler and Macri, respectively, with respect to 2018 was allocated to us in recognition of their services provided to us. Those allocated amounts are reflected in the Grants of Plan-Based Awards During 2018 table below and 100% of the annual incentive awards to the named executive officers of iHeartMedia are reflected by iHeartMedia in the comparable table in its Form 10-K/A.

Grants of Plan-Based Awards During 2018

Name	Grant Date		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of shares of Stock	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise of Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(a) ($)
			Threshold ($)	Target ($)	Maximum ($)	or Units (#)
Robert W. Pittman	—		—	—	—	—	—	—	—
Richard J. Bressler	N/A	(b)	—	1,856,590	2,552,811	—	—	—	—
C. William Eccleshare	N/A	(b)	—	1,000,000	2,000,000	—	—	—	—
	N/A	(b)	—	300,000	300,000	—	—	—	—
	9/12/18	(c)	—	—	—	221,729	—	—	1,186,250
Scott R. Wells	N/A	(b)	—	750,000	1,500,000	—	—	—	—
	9/12/18	(d)	—	—	—	221,729	—	—	1,186,250
Steven J. Macri	N/A	(b)	—	192,665	264,914	—	—	—	—

(a)

The amounts in the table reflect the full grant date fair value of time-vesting restricted stock awards computed in accordance with the requirements of ASC Topic 718, but excluding any impact of estimated forfeiture rates as required by SEC regulations. For assumptions made in the valuation, see footnote (b) to the Summary Compensation Table above and Note 10-Shareholders’ Interest in Item 8 of the Original 2018 form 10-K.

(b)

Messrs. Bressler and Macri received cash incentive awards from iHeartMedia under the iHeartMedia 2018 KEIP. The amounts shown for Messrs. Bressler and Macri reflect the allocated portion of their respective cash incentive awards under the iHeartMedia 2018 KEIP based on the achievement of pre-established performance goals. As described in footnote (e) to the Summary Compensation Table above, Mr. Pittman’s cash incentive award from iHeartMedia for 2018 was not allocated pursuant to the Corporate Services Agreement. Messrs. Eccleshare and Wells received cash incentive awards from Clear Channel Outdoor under the Annual Incentive Plan. In addition, Mr. Eccleshare was eligible to participate in a bonus opportunity under the Clear Channel Outdoor SIP with respect to 2018 performance. Mr. Eccleshare had the opportunity to earn up to $300,000 from Clear Channel Outdoor under his SIP bonus opportunity and earned the full $300,000 based on 2018 performance, of which $100,000 was paid at the end of February 2019 and is included under the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table, and the remaining $200,000 of which will be paid in equal installments of $100,000 each at the same time as the annual incentive bonus payments are paid generally in 2020 and 2021 if Mr. Eccleshare remains employed at that time. For further discussion of the 2018 cash incentive awards, see “Compensation Discussion and Analysis—Elements of Compensation—Annual Incentive Bonus.”

(c)

On September 12, 2018, Mr. Eccleshare received a grant of 221,729 shares of Clear Channel Outdoor’s Class A common stock which will vest with respect to 50% of the shares on September 12, 2021 and 50% of the shares on September 12, 2022.

(d)

On September 12, 2018, Mr. Wells received a grant of 221,729 shares of Clear Channel Outdoor’s Class A common stock which will vest with respect to 50% of the shares on September 12, 2021 and 50% of the shares on September 12, 2022.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding equity awards of the named executive officers at December 31, 2018.

Outstanding Equity Awards at December 31, 2018

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options				Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of		Market Value of Shares or Units of	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other
Name	(#) Exercisable		(#) Unexercisable				Stock That Have Not Vested (#)		Stock That Have Not Vested(a) ($)	That Have Not Vested (#)	Rights That Have Not Vested(a) ($)
Robert W. Pittman	—		—		—	—	—		—	—	—
Richard J. Bressler	—		—		—	—	—		—	—	—
C. William Eccleshare	164,907	(b)	—		$1.17	09/10/19	—		—	—	—
	22,500	(c)	—		$1.16	02/24/20	—		—	—	—
	63,583	(d)	—		$1.43	09/10/20	—		—	—	—
	15,360	(e)	—		$4.78	12/13/20	—		—	—	—
	90,000	(f)	—		$6.09	02/21/21	—		—	—	—
	90,000	(g)	—		$5.02	03/26/22	—		—	—	—
	—		—		—	—	25,000	(h)	129,750	—	—
	—		—		—	—	4,191	(i)	21,751	—	—
	—		—		—	—	70,588	(j)	366,352	—	—
	—		—		—	—	221,729	(k)	1,150,774	—	—
Scott R. Wells	126,974	(l)	211,626	(l)	$6.85	3/3/2025	—		—	—	—
	28,323	(m)	9,441	(m)	$7.71	6/15/2025	—		—	—	—
	12,827	(n)	12,827	(n)	$5.69	6/3/2026	—		—	—	—
	—		—		—	—	22,915	(o)	118,929	—	—
	—		—		—	—	82,236	(p)	426,805	—	—
	—		—		—	—	88,235	(q)	457,940	—	—
	—		—		—	—	208,333	(r)	1,081,248	—	—
	—		—		—	—	221,729	(s)	1,150,774	—	—
Steven J. Macri	—		—		—	—	—		—	—	—

(a)	For equity awards with respect to the Class A common stock of CCOH, this value is based upon the closing sale price of CCOH’s Class A common stock on December 31, 2018 of $5.19.
(b)

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

(c)

Mr. Eccleshare’s grant of options to purchase 62,094 shares of CCOH’s Class A common stock vested as follows: (1) options with respect to 15,523 shares vested on February 24, 2011; (2) options with respect to 15,524 shares vested on February 24, 2012; (3) options with respect to 15,523 shares vested on February 24, 2013; and (4) options with respect to 15,524 shares vested on February 24, 2014.

(d)

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

(e)	Mr. Eccleshare’s grant of options to purchase 15,360 shares of CCOH’s Class A common stock vested in three equal annual installments beginning on December 13, 2011.

(f)	Mr. Eccleshare’s grant of options to purchase 90,000 shares of CCOH’s Class A common stock vested in four equal installments beginning on February 21, 2012.
(g)	Mr. Eccleshare’s grant of options to purchase 90,000 shares of CCOH’s Class A common stock vested in four equal installments beginning on March 26, 2013.
(h)	Mr. Eccleshare’s unvested restricted stock unit award representing 25,000 shares of CCOH’s Class A common stock vests 50% on September 21, 2019 and 50% on September 21, 2020.
(i)	Mr. Eccleshare’s unvested restricted stock unit award representing 4,191 shares will vest with respect to 50% on each of September 21, 2019 and September 21, 2020.
(j)

Mr. Eccleshare’s unvested restricted stock unit award with respect to 70,588 shares of CCOH’s Class A common stock will vest on June 28, 2019 provided Mr. Eccleshare is still employed by or provided services to Clear Channel Outdoor on such date.

(k)	Mr. Eccleshare’s unvested restricted stock unit award with respect to 221,729 shares of CCOH’s Class A common stock will vest with respect to 50% on each of September 12, 2021 and September 12, 2022.
(l)

Mr. Wells’ grant of options to purchase 338,600 shares of CCOH’s Class A common stock vest as follows: (1) 169,300 of the shares of the award is time-vesting, with 25% vesting annually beginning March 3, 2016; and (2) 169,300 shares of the award will vest upon achievement of OIBDAN targets to be specified by the Board.

(m)	Mr. Wells’ grant of options to purchase 37,764 shares of CCOH’s Class A common stock vest in four equal installments beginning June 15, 2016.
(n)	Mr. Wells’ grant of options to purchase 25,654 shares of CCOH’s Class A common stock vest in four equal installments beginning June 3, 2017.
(o)	Mr. Wells’ unvested restricted stock award representing 22,915 shares of CCOH’s Class A common stock vests on June 15, 2019.
(p)	Mr. Wells’ unvested restricted stock award representing 82,236 shares of CCOH’s Class A common stock vests 50% on June 3, 2019 and 50% on June 3, 2020.
(q)

Mr. Wells’ unvested restricted stock award representing 88,235 shares of CCOH’s Class A common stock will vest on June 28, 2019 provided Mr. Wells is employed by or providing services to Clear Channel Outdoor on such date.

(r)	Mr. Wells’ unvested restricted stock award representing 208,333 shares of CCOH’s Class A common stock will vest 50% on September 7, 2020 and 50% on September 7, 2021.
(s)	Mr. Wells’ unvested restricted stock unit award with respect to 221,729 shares of CCOH’s Class A common stock will vest with respect to 50% on each of September 12, 2021 and September 12, 2022.

Option Exercises and Stock Vested

The following table sets forth certain information concerning option exercises by and stock vesting for the named executive officers during the year ended December 31, 2018.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(a) (#)	Value Realized on Exercise(b) ($)	Number of Shares Acquired on Vesting(c) (#)	Value Realized on Vesting(d) ($)
Robert W. Pittman	—	—	28,967	134,697
Richard J. Bressler	—	—	10,863	50,513
C. William Eccleshare	—	—	—	—
Scott R. Wells	—	—	22,915	107,701
Steven J. Macri	—	—	—	—

(a)	Represents the gross number of shares acquired upon exercise of vested options, without taking into account any shares withheld to cover the option exercise price or applicable tax obligations.

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

Potential Post-Employment Payments

The following narrative and table describe the potential payments or benefits upon termination, change in control or other post-employment scenarios for each of our named executive officers, using an assumed December 31, 2018 trigger event for each scenario.

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

C. William Eccleshare

Termination by Clear Channel Outdoor for Cause or by Mr. Eccleshare without Good Reason. Mr. Eccleshare’s Prior Employment Agreement provides for the following payments and benefits upon termination by Clear Channel Outdoor for “Cause” or by Mr. Eccleshare without “Good Reason.”

Under the agreement, “Cause” is defined as: (1) conduct by Mr. Eccleshare constituting a material act of willful misconduct in connection with the performance of his duties; (2) continued, willful and deliberate non-performance by Mr. Eccleshare of his duties (other than by reason of physical or mental illness, incapacity or disability) where such non-performance has continued for more than 15 business days following written notice of such non-performance; (3) Mr. Eccleshare’s refusal or failure to follow lawful and reasonable directives consistent with his job responsibilities where such refusal or failure has continued for more than 15 business days following written notice of such refusal or failure; (4) a criminal conviction of, or a plea of nolo contendere by, Mr. Eccleshare for a felony or material violation of any securities law including, without limitation, conviction of fraud, theft or embezzlement or a crime involving moral turpitude; (5) a material breach by Mr. Eccleshare of any of the provisions of his Prior Employment Agreement; or (6) a material violation by Mr. Eccleshare of Clear Channel Outdoor’s employment policies regarding harassment; provided, however, that Cause shall not exist under clauses (1), (3), (5) or (6) unless Mr. Eccleshare has been given written notice specifying the act, omission or circumstances alleged to constitute Cause and he fails to cure or remedy such act, omission or circumstances within 15 business days after receipt of such notice.

The term “Good Reason” includes: (1) a change in Mr. Eccleshare’s reporting line; (2) a material change in his titles, duties or authorities (provided that Mr. Eccleshare shall not have Good Reason to terminate employment if, after a restructuring or reorganization of Clear Channel Outdoor or a sale or spinoff of all or a portion of Clear Channel Outdoor’s operations, Mr. Eccleshare continues as Chief Executive Officer of CCI (or any of its successors)); (3) a reduction in Mr. Eccleshare’s base salary or target bonus, other than an across-the-board reduction applicable to all senior executive officers of Clear Channel Outdoor; (4) a required relocation within the domestic United States of more than 50 miles of his primary place of employment; or (5) a material breach by Clear Channel Outdoor of the terms of the Prior Employment Agreement. To terminate for Good Reason, Mr. Eccleshare must provide Clear Channel Outdoor with 30 days’ written notice, after which Clear Channel Outdoor has 30 days to cure, and Mr. Eccleshare must terminate employment within ten (10) days following the expiration of the Company’s cure period, if he still intends to terminate.

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

Termination by Clear Channel Outdoor without Cause, by Mr. Eccleshare for Good Reason, Upon Non-Renewal of the Agreement by Clear Channel Outdoor or Upon Change in Control. If Clear Channel Outdoor terminates Mr. Eccleshare’s employment without Cause (and not by reason of disability), if Clear Channel Outdoor does not renew the initial term or any subsequent renewal terms of the Prior Employment Agreement or if Mr. Eccleshare terminates his employment for Good Reason,

Clear Channel Outdoor will pay to Mr. Eccleshare any Accrued Amounts. In addition, if Mr. Eccleshare signs and returns a release of claims in the time period required, Clear Channel Outdoor will: (1) pay to Mr. Eccleshare a severance payment in an amount equal to 120% of his then-applicable base salary and 100% of his then-applicable target annual bonus in respect of the year of termination (the “Severance Payment”), with such Severance Payment to be paid in equal monthly installments for a period of 12 months after such termination; (2) reimburse his family’s reasonable relocation expenses from New York City to London that are incurred during employment or within 12 months after his termination, including reimbursement of the New York City apartment lease breakage fee, subject to submission of expenses in accordance with the Company’s reimbursement policy (the “Relocation Fee”); (3) pay to Mr. Eccleshare the Earned Prior Year Annual and Additional Bonus; (4) pay to Mr. Eccleshare a pro rata portion of his annual bonus for the year of termination, calculated based upon performance as of the termination date as related to overall performance at the end of the calendar year for which pro rata portion of the annual bonus Mr. Eccleshare shall be eligible only if a bonus would have been earned by the end of the calendar year (the “Prorated Annual Bonus”); and (5) provide for him and his dependents continued participation in Clear Channel Outdoor’s group health plan that covers Mr. Eccleshare at Clear Channel Outdoor’s expense for a period of three months as long as he timely elects continued coverage and continues to pay copayment premiums at the same level and cost as Mr. Eccleshare paid immediately prior to the termination (the “COBRA Coverage Benefit”). If Mr. Eccleshare violates the non-competition, non-interference or non-solicitation covenants contained in the Prior Employment Agreement (after being provided a 10-day cure opportunity to the extent such violation is curable), Mr. Eccleshare will forfeit any right to the pro rata portion of the Severance Payment for the number of months remaining in the 18-month non-compete period after termination. In addition, no Relocation Fee or COBRA Coverage Benefit will be paid in the event of a violation of the non-competition, non-interference or non-solicitation covenants contained in the Prior Employment Agreement (after being provided a 10-day cure opportunity to the extent such violation is curable) and Mr. Eccleshare will reimburse Clear Channel Outdoor for any forfeited pro-rata portion of the Severance Payment, Relocation Fee and/or COBRA Coverage Benefit already paid.

Furthermore, in the event that Mr. Eccleshare’s employment is terminated by Clear Channel Outdoor without Cause or by Mr. Eccleshare for Good Reason, his unvested Clear Channel Outdoor restricted stock units awarded on July 26, 2012 will vest, his unvested Clear Channel Outdoor stock options will be cancelled and his vested Clear Channel Outdoor stock options will continue to be exercisable for three months. Mr. Eccleshare’s Prior Employment Agreement does not provide for payments or benefits upon a change in control. Accordingly, if he is terminated without Cause after a change in control, Mr. Eccleshare will be entitled to the benefits described for a termination without Cause. Mr. Eccleshare’s unvested Clear Channel Outdoor stock options and Clear Channel Outdoor restricted stock units will vest upon a change in control, with or without termination. Further in this event, Mr. Eccleshare shall receive any unpaid portion of the payment to which he is entitled as a result of the Second Eccleshare Amendment, and any unvested restricted stock units shall automatically vest on his last day of employment.

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

Termination by Clear Channel Outdoor for Cause or by Mr. Eccleshare without Good Reason Under the New Employment Agreement. Mr. Eccleshare’s New Employment Agreement provides for the following payments and benefits upon termination by Clear Channel Outdoor for “Cause” or by Mr. Eccleshare without “Good Reason.”

Under the agreement, “Cause” is defined means one or more of the following reasons, as determined by the board of Clear Channel Outdoor reasonably and in good faith: (i) conduct by Mr. Eccleshare constituting a material act of willful misconduct in connection with the performance of his duties; (ii) continued, willful and deliberate non-performance by Mr. Eccleshare of his duties hereunder (other than by reason of Mr. Eccleshare’s physical or mental illness, incapacity or disability) where such non-performance has continued for more than fifteen (15) business days following written notice of such non-performance; (iii) Mr. Eccleshare’s refusal or failure to follow lawful and reasonable directives consistent with Mr. Eccleshare’s job responsibilities where such refusal or failure has continued for more than fifteen (15) business days following written notice of such refusal or failure; (iv) a criminal conviction of, or a plea of nolo contendere by, Mr. Eccleshare for a felony or material violation of any securities law, including, without limitation, conviction of fraud, theft, or embezzlement or a crime involving moral turpitude; (v) a material breach by Mr. Eccleshare of any of the provisions of this Agreement or (vi) a material violation by Mr. Eccleshare of Company’s employment policies regarding harassment; provided, however, that Cause shall not exist under clauses (i), (iii), (v) or (vi) unless Mr. Eccleshare has been given written notice specifying the act, omission, or circumstances alleged to constitute Cause and Mr. Eccleshare fails to cure or remedy such act, omission, or circumstances within fifteen (15) business days after receipt of such notice.

The term “Good Cause” means one or more of the following reasons, as determined by the board of Clear Channel Outdoor reasonably and in good faith: (i) conduct by Mr. Eccleshare constituting a material act of willful misconduct in connection with the performance of his duties; (ii) continued, willful and deliberate non-performance by Mr. Eccleshare of his duties hereunder (other than by reason of Mr. Eccleshare’s physical or mental illness, incapacity or disability) where such non-performance has continued for more than fifteen (15) business days following written notice of such non-performance; (iii) Mr. Eccleshare’s refusal or failure to follow lawful and reasonable directives consistent with Mr. Eccleshare’s job responsibilities where such refusal or failure has continued for more than fifteen (15) business days following written notice of such refusal or failure; (iv) a criminal conviction of, or a plea of nolo contendere by, Mr. Eccleshare for a felony or material violation of any securities law, including, without limitation, conviction of fraud, theft, or embezzlement or a crime involving moral turpitude; (v) a material breach by Mr. Eccleshare of any of the provisions of this Agreement or (vi) a material violation by Mr. Eccleshare of Company’s employment policies regarding harassment; provided, however, that Cause shall not exist under clauses (i), (iii), (v) or (vi) unless Mr. Eccleshare has been given written notice specifying the act, omission, or circumstances alleged to constitute Cause and Mr. Eccleshare fails to cure or remedy such act, omission, or circumstances within fifteen (15) business days after receipt of such notice.

Termination by Clear Channel Outdoor without Cause, by Mr. Eccleshare for Good Reason, Upon Non-Renewal of the Agreement by Clear Channel Outdoor Under the New Employment Agreement. Clear Channel Outdoor must provide Mr. Eccleshare with 6 months of notice and continue to pay to Mr. Eccleshare his accrued and unpaid base salary through the date of termination (or, if Clear Channel Outdoor elects to provide payment in lieu of notice, then Clear Channel will pay Mr. Eccleshare his base salary (subject to applicable tax and insurance) for any remaining portion of the advance notice period, including with any accrued vacation entitlement) and any unreimbursed business expenses and any payments or benefits required to be paid or provided under applicable employee benefit plans or equity plans in accordance with such plans and/or policies (the “Accrued Amounts”). If Clear Channel Outdoor terminates Mr. Eccleshare’s employment after receipt of Mr. Eccleshare’s 90-day notice of termination, Clear Channel Outdoor will pay Mr. Eccleshare his base salary (subject to applicable tax and insurance) for any remaining portion of the advance notice period, including with any accrued vacation entitlement. In addition, if Mr. Eccleshare signs and returns a release of claims in the time period required, Clear Channel Outdoor will (i) pay to Mr. Eccleshare any annual bonus and additional bonus earned but unpaid with respect to the calendar year prior to the year of termination (the “Earned Prior Year Annual and Additional Bonus”) and a pro-rata portion, if any, of the annual bonus for the calendar year that includes the termination date (the “Pro-Rata Bonus”), (ii) accelerate vesting with respect to any portion of the 2019 Equity Award Grant that is not vested as of the termination date, which accelerated vesting shall occur on the termination date (the “2019 Equity Award Acceleration”), and (D) pay an aggregate amount equal to Mr. Eccleshare’s base salary, multiplied by 2.3, and reduced by the total amount of payment in lieu of notice or garden leave payments previously paid to Mr. Eccleshare.

Termination by Clear Channel Outdoor for Cause Under the New Employment Agreement. If Mr. Eccleshare is terminated for Cause, Clear Channel Outdoor will pay to Mr. Eccleshare the Accrued Amounts, which will not include any payment in lieu of notice, and Mr. Eccleshare may be required to repay the First Retention Bonus Payment or the Second Retention Bonus Payment and any portion of the 2019 Equity Award Grant that is not vested as of the termination date will be forfeited on the date of termination.

Termination by Mr. Eccleshare Without Good Reason or Failure of Mr. Eccleshare to Accept an Extension of the Employment Period Under the New Employment Agreement. If Mr. Eccleshare terminates his employment without Good Reason or fails to affirmatively accept in writing Clear Channel Outdoor’s extension of the employment period within 30 days of when the extension if offered to him, Clear Channel Outdoor will pay Mr. Eccleshare the Accrued Amounts, and, only if Clear Channel Outdoor provides notice that it elects to place Mr. Eccleshare on garden leave or make payments in lieu of notice, then the applicable payments with respect thereto. Mr. Eccleshare may be required to repay the First Retention Bonus Payment or the Second Retention Bonus Payment and any portion of the 2019 Equity Award Grant that is not vested as of the termination date will be forfeited on the date of termination.

Termination due to Disability Under the New Employment Agreement. If Mr. Eccleshare is unable to perform the essential functions of his full-time position for more than 180 consecutive days in any 12 month period, Clear Channel Outdoor may terminate his employment with 90 days’ notice. If Mr. Eccleshare’s employment is terminated, Clear Channel Outdoor will pay to Mr. Eccleshare or his designee any Accrued Amounts. In addition, if Mr. Eccleshare signs and returns a release of claims in the time period required, Clear Channel Outdoor will pay to Mr. Eccleshare or his designee (1) any Earned Prior Year Annual and Additional Bonus, (2) the Pro-Rata Bonus, (3) the 2019 Equity Award Acceleration, and (4) such payments or benefits to be made in accordance with the terms of the release.

Termination due to Death Under the New Employment Agreement. If Mr. Eccleshare’s employment is terminated by his death, Clear Channel Outdoor will pay to his designee or estate: (1) the Accrued Amounts; (2) any Earned Prior Year Annual and Additional Bonus; (3) the Pro-Rata Bonus; and (4) the 2019 Equity Award Acceleration.

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

Termination by iHeartMedia without Cause, by Mr. Macri for Good Cause or Upon Non-Renewal of the Agreement by iHeartMedia. If Mr. Macri is terminated by iHeartMedia without Cause, if Mr. Macri resigns for Good Cause or the agreement is not renewed by iHeartMedia: (1) he will receive his accrued and unpaid base salary through the termination date and payments required under applicable employee benefit plans; and (2) provided he signs and returns a severance agreement and general release of claims in the time period required, he will receive (a) $1,400,000.0 which represents the sum of Mr. Macri’s base salary and target Annual Bonus, to be paid out over a period of twelve 12 months and (b) a pro rata portion of his 2018 Annual Bonus, calculated based upon performance as of the termination date as related to overall performance at the end of the calendar year. Calculation and payment of the bonus, if any, will be pursuant to the plan in effect during the termination year.

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

Name	Benefit	Termination with “Cause”	Termination without “Cause” or Resignation for “Good Cause” or “Good Reason”		Termination due to “Disability”		Termination due to Death		Retirement or Resignation without “Good Cause” or “Good Reason”		“Change in Control” without Termination(b)	“Change in Control” with Termination
Robert W. Pittman(c)	—	—	—		—		—		—		—	—

	TOTAL	—	—		—		—		—		—	—

Richard J. Bressler(c)	Cash payment	—	$2,390,798	(e)	$814,448	(f)	$814,448	(f)	—		—	$2,390,798	(e)
	Cash value of benefits(g)	—	11,479		11,479		11,479		—		—	11,479

	TOTAL	—	$2,402,277		$825,927		$825,927		—		—	$2,402,277

C. William Eccleshare	Cash payment	—	$3,653,155	(h)	$1,375,478	(i)	$1,375,478	(i)	$555,520	(j)	—	$3,653,155	(h)

Name	Benefit	Termination with “Cause”	Termination without “Cause” or Resignation for “Good Cause” or “Good Reason”		Termination due to “Disability”	Termination due to Death	Retirement or Resignation without “Good Cause” or “Good Reason”	“Change in Control” without Termination(b)	“Change in Control” with Termination
	Vesting of equity awards(d)	—	—		—	1,668,627	—	$151,501	$1,668,627

	TOTAL	—	$3,653,155		$1,375,478	$3,044,105	$555,520	$151,501	$5,321,782

Scott R. Wells	Cash payment	—	$2,758,823	(k)	—	—	—	—	2,758,823	(k)
	Cash value of benefits(g)	—	7,498		—	—	—	—	7,498
	Vesting of equity awards(d)	—	—		—	—	—	—	$3,235,695

	TOTAL	—	$2,766,321		—	—	—	—	$6,002,016

Steven J. Macri(c)	Cash payment	—	$433,496	(l)	—	—	—	—	433,496	(l)

	TOTAL	—	$433,496		—	—	—	—	433,496

(a)	Amounts reflected in the table were calculated assuming the triggering event occurred on December 31, 2018.
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

(c)

Amounts reflected in the table represent Clear Channel Outdoor’s portion of post-employment payments for Messrs. Pittman, Bressler and Macri. Pursuant to the Corporate Services Agreement, a percentage of payments made to Messrs. Pittman, Bressler and Macri upon termination or a change in control, other than payments with respect to the vesting of any iHeartMedia equity awards, would be allocated to Clear Channel Outdoor. For 2018, this allocation is based on Clear Channel Outdoor’s 2018 OIBDAN as a percentage of iHeartCommunications’ 2018 OIBDAN. For a further discussion of the Corporate Services Agreement, please refer to “Certain Relationships and Related Party Transactions—iHeartMedia, Inc.—Corporate Services Agreement.” The cash payments are triggered solely by a termination of employment and are not triggered by, contingent upon or related to a change in control of iHeartMedia or CCOH.

(d)

Amounts reflect the value of unvested Clear Channel Outdoor equity awards held by the respective named executive officers on December 31, 2018 that are subject to accelerated vesting. This value is based upon the closing price of Clear Channel Outdoor’s Class A common stock on December 31, 2018 of $5.19, but it excludes stock options with an exercise price exceeding the closing price of Clear Channel Outdoor’s Class A common stock on December 31, 2018. The value of vested equity awards and equity awards that continue to vest and/or remain exercisable following termination (but vesting is not accelerated) are not included in this table.

(e)

Represents the allocated portion of (1) 1.5 times the sum of Mr. Bressler’s base salary at termination and annual bonus target for the year ended December 31, 2018 defined as 150% of base salary per employment agreement, (2) the 2016 and 2017 iHeartMedia SIP bonuses that Mr. Bressler will not be required to repay upon involuntary termination without cause; and (3) the Q1 2018 Key Employee Incentive bonus that Mr. Bressler will not be required to repay upon involuntary termination without cause.

(f)

Represents the allocated portion of (1) the 2016 and 2017 iHeartMedia SIP bonuses that Mr. Bressler will not be required to repay upon involuntary termination without cause; and (2) the Q1 2018 Key Employee Incentive bonus that Mr. Bressler will not be required to repay upon involuntary termination without cause.

(g)

The values associated with the continued provision of health benefits are based on the 2018 premiums for insurance multiplied by the amount of time Messrs. Bressler and Wells are entitled to those benefits pursuant to their respective employment agreements.

(h)

Represents (1) the sum of 1.2 times Mr. Eccleshare’s base salary at termination and 1.0 times Mr. Eccleshare’s annual bonus target for the year ended December 31, 2018, (2) an annual bonus for the year ended December 31, 2018, (3) $90,000 previously earned pursuant to the 2016 SIP bonus, and (4) $200,000 previously earned pursuant to the 2017 SIP bonus, pursuant to Mr. Eccleshare’s employment agreement.

(i)

Represents (1) an annual bonus for the year ended December 31, 2018, (2) $90,000 previously earned pursuant to the 2016 SIP bonus, and (3) $200,000 previously earned pursuant the 2017 SIP bonus, pursuant to Mr. Eccleshare’s employment agreement.

(j)

Represents (1) $90,000 previously earned pursuant to the 2016 SIP bonus, (2) $200,000 previously earned pursuant to the 2017 SIP bonus, pursuant to Mr. Eccleshare’s employment agreement, and (3) base salary during the required 90-day notice period under Mr. Eccleshare’s employment agreement.

(k)

Represents the amount payable to Mr. Wells pursuant to his employment agreement, which includes (1) 1.5 times his base salary at termination, (2) his annual bonus target for the year ended December 31, 2018, and (3) a prorated annual bonus for the year ended December 31, 2018. If Mr. Wells were terminated without cause, any time-vesting Clear Channel Outdoor options that would vest within one year following the termination date would vest. Also, any performance-vesting options would remain eligible to vest for 3 months following the termination date.

(l)

Represents the allocated portion of (1) the sum of Mr. Macri’s base salary at termination and annual bonus target for the year ended December 31, 2018, (2) the 2016 and 2017 iHeartMedia SIP bonuses that Mr. Marci will not be required to repay upon involuntary termination without cause, and (3) the Q1 2018 Key Employee Incentive bonus that Mr. Marci will not be required to repay upon involuntary termination without cause.

Pay Ratio

As required by Item 402(u) of Regulation S-K, we are providing pay ratio information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Robert W. Pittman, our Chief Executive Officer. The rules adopted by the SEC require a registrant to identify its median employee only once every three years if there has been no change to the registrant’s employee population or employee compensation arrangements that would result in a significant change to the pay ratio disclosure. Because we have had no changes to our employee population or compensation arrangements that would significantly impact our pay ratio disclosure, the employee representing the median-paid employee for 2018 is the same employee selected for 2017. For 2018, our last completed fiscal year:

•	the median of the annual total compensation of all employees of our company (other than our CEO), was $49,341; and

•	the annual total compensation of our CEO, as reported in the Summary Compensation Table presented elsewhere in this Form 10-K/A, was $89,676.

Based on this information, for 2018 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 2 to 1.

Explanation of our Pay Ratio Disclosure

Mr. Pittman, our Chief Executive Officer, simultaneously holds the same positions at iHeartCommunications and iHeartMedia, our indirect parent entities. Our Chief Financial Officer, General Counsel, Chief Accounting Officer and Senior Vice President—Corporate Finance also hold the same positions at iHeartCommunications and iHeartMedia. The compensation of all of these officers is set by the board of directors and the Compensation Committee of the board of directors of iHeartMedia and allocated to us pursuant to the Corporate Services Agreement, dated November 16, 2005, by and between iHeartMedia Management Services, Inc., an indirect subsidiary of iHeartMedia, and Clear Channel Outdoor. These officers’ compensation is paid by iHeartMedia, and Clear Channel Outdoor is allocated a portion of the cost of the services of these officers, other than Mr. Pittman. The compensation paid by iHeartMedia to Mr. Pittman is not allocated to Clear Channel Outdoor, and is not reflected in our Summary Compensation Table. The only compensation reflected in our Summary Compensation Table for Mr. Pittman is $89,676 of accrued dividends paid on restricted shares issued by Clear Channel Outdoor that vested during 2018. Consequently, the pay ratio information calculated in accordance with Item 402(u) of Regulation S-K, which uses Mr. Pittman’s annual total compensation as reported in the Summary Compensation Table presented in this Form 10-K/A, is not reflective of the ratio of our of CEO’s earnings to the annual total compensation of our median employee.

All of Mr. Pittman’s compensation for 2018 will be reflected in iHeartMedia’s Summary Compensation Table for 2018. Consequently, in addition to the foregoing disclosure, we believe that the following information is helpful in evaluating the earnings of our CEO. This information should be viewed as a supplement to, and not as a replacement of, the required pay ratio disclosure set forth above. As described in footnote (g) to the Summary Compensation Table, Mr. Pittman received $1,200,000 in Salary, $11,043,535 in Bonus and Non-Equity Incentive Plan Compensation and $839,071 in All Other Compensation from iHeartMedia, in each case, calculated in accordance with the requirements of the Summary Compensation Table. Using all or a portion of Mr. Pittman’s annual total compensation for 2018 as set forth in iHeartMedia’s Summary Compensation Table in our pay ratio calculation would have resulted in a significantly higher pay ratio than the pay ratio calculated in accordance with Item 402(u) of Regulation S-K.

Methodology, Assumptions and Estimates Used in Determining our Pay Ratio Disclosure

As previously disclosed in our proxy statement for our annual meeting of stockholders in 2018, in determining the pay ratio calculation, we used the methodology, assumptions and estimates set forth below to identify the median employee.

1. The “median employee” that was used for purposes of calculating the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees in 2018 is the same employee that was identified for purposes of our 2017 disclosure. There has been no change in our employee population or employee compensation arrangements since that median employee was identified that we believe would significantly impact our pay ratio disclosure. We selected October 1, 2017, which is within the last three months of 2017, as the date upon which we would identify the median employee, to allow sufficient time to identify the median employee given the global scope of our operations.

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

In total, the excluded employees represented 2.9% of our combined U.S. and non-U.S. workforce as of October 1, 2017.

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

Once we identified the median employee, we identified and calculated the elements of such employee’s compensation for 2018 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $49,341. With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2018 Summary Compensation Table included in this Form 10-K/A. We believe the pay ratio included in this information is a reasonably estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

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

Director Compensation

The individuals who served as members of our Board during 2018 are set forth in the table below. Only our independent directors are compensated for serving as directors of Clear Channel Outdoor. As a result, only Messrs. Jacobs (who retired from our Board effective February 15, 2018), Keglevic, Tepner and Tremblay were compensated for their service as directors of Clear Channel Outdoor during 2018. The following table contains information about our independent directors’ 2018 compensation.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards(a) ($)	Option Awards(a) ($)	Total ($)
Blair E. Hendrix	—	—	—	—
Douglas L. Jacobs(b)	49,572	—	—	49,572
Daniel G. Jones	—	—	—	—
Paul Keglevic	490,875	139,999	—	630,874
Vicente Piedrahita	—	—	—	—
Robert W. Pittman(c)	—	—	—	—
Olivia Sabine	—	—	—	—
Dale W. Tremblay	465,000	139,999	—	604,999
Harvey Tepner	379,416	139,999	—	519,415

(a)

Amounts in the Stock Awards and Option Awards columns reflect the full grant date fair value of stock awarded under our 2012 Amended and Restated Stock Incentive Plan during 2018. On September 12, 2018, each of Messrs. Tepner, Keglevic and Tremblay received an award of 26,168 shares of CCOH Class A Common Stock.

For the stock awards, the grant date fair value is based on the closing price of our Class A common stock on the date of grant.

For further discussion of the assumptions made in valuation, see also Note 8-Stockholders’ Equity (Deficit) in Item 8 of the Original 2018 Form 10-K.

As of December 31, 2018, there were outstanding stock options awarded to our independent directors in 2012 and prior thereto with respect to an aggregate of 43,022 shares of our Class A common stock outstanding under our 2005 Stock Incentive Plan. As of December 31, 2018, there were outstanding stock options awarded to our independent directors in 2016 and prior thereto with respect to 44,137 shares of our Class A common stock outstanding under our 2012 Amended and Restated Stock Incentive Plan and there were 3,245 unvested shares of restricted stock awarded to our independent directors in 2018 and prior thereto outstanding under our 2012 Amended and Restated Stock Incentive Plan.

(b)	Mr. Jacobs ceased serving on our Board on February 15, 2018.
(c)

Mr. Pittman ceased serving on our Board on May 17, 2018. Robert W. Pittman serves as an officer of Clear Channel Outdoor, iHeartCommunications and iHeartMedia, as well as a member of our Board and the Boards of Directors of iHeartCommunications and iHeartMedia. Mr. Pittman’s compensation for his services as an officer of Clear Channel Outdoor, iHeartCommunications and iHeartMedia is included in the Summary Compensation Table in iHeartMedia’s Form 10-K/A. Mr. Pittman did not receive any additional compensation for his service on our Board during 2018.

Messrs. Jacobs, Keglevic, Tremblay and Tepner all served as our independent directors during 2018. The Board’s compensation structure for our independent directors consists of the following components: (1) an annual cash retainer; (2) an additional cash payment for each Board meeting attended; (3) an additional cash payment for each committee meeting attended; and (4) an additional annual cash retainer for the Committee chairpersons. We also may grant stock options or other stock-based awards to the independent directors, and the independent directors may elect to receive their fees in the form of shares of our common stock. None of the independent directors made this election during 2018. Directors also are reimbursed for their expenses associated with their service as directors of Clear Channel Outdoor. We also pay retainer and meeting fees to directors serving on ad hoc special committees from time to time. During 2018, for service on an ad hoc special committee, Mr. Jacobs received retainer fees of $20,000 and meeting fees of $6,000; Mr. Tremblay received retainer fees of $240,000 and meeting fees of $61,500; Mr. Tepner received retainer fees of $209,286 and meeting fees of $66,000; and Mr. Keglevic received retainer fees of $270,000 and meeting fees of $70,500.

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

Annual cash retainer	$70,000
Additional cash payment per Board meeting attended	$2,000
Additional cash payment per Committee meeting attended	$1,500
Additional annual cash retainer for Committee Chairperson:
Audit Committee Chair	$25,000
Compensation Committee Chair	$20,000
Intercompany Note Committee Chair	$20,000
Annual equity award value	$140,000

In 2016, our Board adopted a stock ownership guideline for our independent directors that requires our independent directors to own a minimum of 35,000 shares of Class A common stock by July 1, 2019 or, in the case of any independent directors appointed after the adoption of the guideline, within three years of the date of the independent director’s appointment.

Compensation Committee Interlocks and Insider Participation

During 2018, Messrs. Jacobs and Tremblay served as the members of CCOH’s Compensation Committee. There were no “interlocks” among any of the directors who served as members of CCOH’s Compensation Committee and any of CCOH’s executive officers during 2018 and as of the date of this information statement/prospectus. During 2018, no member of CCOH’s Compensation Committee simultaneously served as an executive officer of CCOH. No member of CCOH’s Compensation Committee had a relationship with CCOH that requires disclosure under Item 404 of Regulation S-K.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report on Form 10-K/A with management. Based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

Respectfully submitted

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

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (A)		Weighted-Average exercise price of outstanding options, warrants and rights(1) (B)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(A)) (C)
Equity Compensation Plans approved by security holders(2)	5,949,520	(3)	$33.70	4,194,040
Equity Compensation Plans not approved by security holders	—		—	—

Total	5,949,520		$33.70	4,194,040

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

(3)	This number includes shares subject to outstanding awards granted, of which 690,994 shares are subject to outstanding options and 5,258,526 shares are subject to outstanding restricted shares.

Security Ownership of Certain Beneficial Owners and Management

Except as otherwise stated, the table below sets forth information concerning the beneficial ownership of Clear Channel Outdoor’s common stock as of March 19, 2019 for: (1) each director currently serving on our Board and each of the nominees for director; (2) each of our named executive officers; (3) our directors and executive officers as a group; and (4) each person known to Clear Channel Outdoor to beneficially own more than 5% of any class of Clear Channel Outdoor’s outstanding shares of common stock. At the close of business on March 19, 2019, there were 50,581,618 shares of Clear Channel Outdoor’s Class A common stock outstanding and 315,000,000 shares of Clear Channel Outdoor’s Class B common stock outstanding. In addition, information concerning the beneficial ownership of common stock of iHeartMedia, our indirect parent entity, by: (1) each director currently serving on our Board and each of the nominees for director; (2) each of our named executive officers; and (3) our directors and executive officers as a group is set forth in the footnotes to the table below. At the close of business on March 19, 2019, there were 31,449,188 shares of iHeartMedia’s Class A common stock, 555,556 shares of iHeartMedia’s Class B common stock, 58,967,502 shares of iHeartMedia’s Class C common stock outstanding and no shares of iHeartMedia’s Class D common stock outstanding. Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

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

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner(a)	Number of Shares of Class A Common Stock	Number of Shares of Class B Common Stock	Percent of Class A Common Stock(b)	Percent of Class B Common Stock(b)	Percent of Outstanding Common Stock on an As-Converted Basis(b)
Holders of More than 5%:
iHeartCommunications, Inc.(c)	10,726,917	315,000,000	21.2%	100.0%	89.1%
GAMCO Asset Management Inc. and affiliates(e)	5,723,195	—	11.3%	—	1.6%
Mason Capital Management LLC(f)	4,172,946	—	8.2%	—	1.1%
Abrams Capital Management, L.P. and affiliates(g)	3,354,390	—	6.6%	—	*
The Vanguard Group, Inc.(h)	3,387,420	—	6.3%	—	*

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner(a)	Number of Shares of Class A Common Stock	Number of Shares of Class B Common Stock	Percent of Class A Common Stock(b)	Percent of Class B Common Stock(b)	Percent of Outstanding Common Stock on an As-Converted Basis(b)
BlackRock, Inc.(i)	2,823,321	—	5.6%	—	*
Named Executive Officers, Executive Officers and Directors:
Richard J. Bressler(j)	146,219	—	*	—	*
C. William Eccleshare(k)	733,559	—	1.4%	—	*
Blair E. Hendrix(l)	—	—	—	—	—
Daniel G. Jones(m)	—	—	—	—	—
Paul Keglevic(n)	53,890	—	*	—	*
Steven J. Macri(o)	—	—	—	—	—
Vicente Piedrahita(m)	—	—	—	—	—
Robert W. Pittman(p)	356,936	—	*	—	*
Olivia Sabine(l)	—	—	—	—	—
Harvey L. Tepner(q)	26,168	—	*	—	*
Dale W. Tremblay(r)	187,907	—	*	—	*
Scott R. Wells(s)	869,881	—	1.7%	—	*
All directors and executive officers as a group (14 individuals)(t)	2,625,288	—	5.2%	—	*

*	Means less than 1%.
(a)	Unless otherwise indicated, the address for all beneficial owners is c/o Clear Channel Outdoor Holdings, Inc., 20880 Stone Oak Parkway, San Antonio, Texas 78258.
(b)	Percentage of ownership calculated in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act.
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

(e)

As reported on a Schedule 13D/A filed with respect to Clear Channel Outdoor’s Class A common stock on August 30, 2018. The shares of Clear Channel Outdoor’s Class A common stock reported in the Schedule 13D/A may be deemed to be beneficially owned by one or more of the following persons: GGCP, Inc. (“GGCP”), GGCP Holdings LLC (“GGCP Holdings”), GAMCO Investors, Inc. (“GBL”), Associated Capital Group, Inc. (“AC”), Gabelli Funds, LLC (“Gabelli Funds”), GAMCO Asset Management Inc. (“GAMCO”), Teton Advisors, Inc. (“Teton Advisors”), Gabelli & Company Investment Advisers, Inc. (“GCIA”), G.research, LLC (“G.research”), MJG Associates, Inc. (“MJG Associates”), Gabelli Foundation, Inc. (“Foundation”), MJG-IV Limited Partnership (“MJG”), Mario Gabelli, LICT Corporation (“LICT”), CIBL, Inc. (“CIBL”) and ICTC Group, Inc. (“ICTC”). Mario Gabelli is deemed to have beneficial ownership of the securities owned beneficially by each of GAMCO, Gabelli Funds, GCIA and MJG. GCIA is deemed to have beneficial ownership of the securities owned beneficially by G.research. AC, GBL and GGCP are deemed to have beneficial ownership of the securities owned beneficially by each of the foregoing persons other than Mario Gabelli and the Foundation. The business address of GBL, Gabelli Funds, G.research, GAMCO, AC, GCIA, Teton Advisors and Mario Gabelli is One Corporate Center, Rye, New York 10580. The business address of GGCP, GGCP Holdings and MJG Associates is 140 Greenwich Avenue, Greenwich, Connecticut 06830. The business address of the Foundation is 165 West Liberty Street, Reno, Nevada 89501. The business address of LICT is 401 Theodore Fremd Avenue, Rye, New York 10580. The business address of CIBL is 165 West Liberty Street, Suite 220, Reno, NV 89501. The business address of ICTC is 556 Main Street, Nome, North Dakota 58062.

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

As reported on a Schedule 13D/A filed with respect to iHeartMedia’s Class A common stock on December 17, 2018. The iHeartMedia shares reported in the Schedule 13D/A for ACP II represent shares beneficially owned by ACP II. Shares reported in the Schedule 13D/A for Abrams Capital represent shares beneficially owned by ACP II and other private investment vehicles for which Abrams Capital serves as general partner. Shares reported in the Schedule 13D/A for Abrams CM LP and Abrams CM LLC represent shares beneficially owned by Abrams Capital and another private investment vehicle for which Abrams CM LP serves as investment manager. Abrams CM LLC is the general partner of Abrams CM LP. The iHeartMedia shares reported in the Schedule 13D/A for Mr. Abrams represent the above-referenced shares reported for Abrams Capital and Abrams CM LLC. Mr. Abrams is the managing member of Abrams Capital and Abrams CM LLC. The business address of each reporting person is c/o Abrams Capital Management, L.P., 222 Berkley Street, 21st Floor, Boston, Massachusetts 02116. As of March 19, 2019, the shares of iHeartMedia’s Class A common stock reported on the Schedule 13D represented 53.3% of the outstanding shares of iHeartMedia’s Class A common stock.

(h)

As reported on a Schedule 13G/A filed with respect to Clear Channel Outdoor’s Class A common stock on February 11, 2019. The shares of Clear Channel Outdoor’s Class A common stock reported in the Schedule 13G/A may be deemed to be owned by one or more of The Vanguard Group, Inc. and its wholly owned subsidiaries, Vanguard Fiduciary Trust Company and Vanguard Investments Australia, Ltd. The business address of each reporting person is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(i)

As reported on a Schedule 13G filed with respect to Clear Channel Outdoor’s Class A common stock on February 8, 2019. The shares of Clear Channel Outdoor’s Class A common stock reported in the Schedule 13G may be deemed to be owned by one or more of BlackRock, Inc. and its subsidiaries, BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Investment Management (Australia) Limited, BlackRock (Netherlands) B.V., BlackRock Fund Advisors, BlackRock Asset Management Ireland Limited, BlackRock Institutional Trust Company, National Association, BlackRock Financial Management, Inc., BlackRock Japan Co., Ltd., BlackRock Asset Management Schweiz AG and BlackRock Investment Management, LLC. The business address of each reporting person is c/o BlackRock, Inc., 55 East 52nd Street, New York, NY 10055.

(j)	Represents 146,219 shares of Clear Channel Outdoor’s Class A common stock held by Mr. Bressler as of March 19, 2019.

As of March 19, 2019, Mr. Bressler also held 185,713 shares of iHeartMedia’s Class A common stock and 660,000 unvested restricted shares of iHeartMedia’s Class A common stock, which represented 2.7% of iHeartMedia’s outstanding Class A common stock and less than 1.0% of iHeartMedia’s outstanding Class A common stock assuming all shares of iHeartMedia’s Class B and Class C common stock are converted to shares of iHeartMedia’s Class A common stock.

(k)

Represents 287,209 shares of Clear Channel Outdoor’s Class A common stock and vested stock options representing 446,350 shares of Clear Channel Outdoor’s Class A common stock held by Mr. Eccleshare as of March 19, 2019.

(l)

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

(n)	Represents 53,890 shares of Clear Channel Outdoor’s Class A common stock held by Mr. Keglevic as of March 19, 2019.
(o)

As of March 19, 2019, Mr. Macri held 45,098 shares of iHeartMedia’s Class A common stock and 120,000 unvested restricted shares of iHeartMedia’s Class A common stock, which collectively represented less than 1.0% of iHeartMedia’s outstanding Class A common stock and less than 1.0% of iHeartMedia’s outstanding Class A common stock assuming all shares of iHeartMedia’s Class B and Class C common stock are converted to shares of iHeartMedia’s Class A common stock.

(p)	As of March 19, 2019, Mr. Pittman held 356,936 shares of Clear Channel Outdoor’s Class A common stock.

As of March 19, 2019, Mr. Pittman also held 303,983 shares of iHeartMedia’s Class A common stock, 350,000 unvested restricted shares of iHeartMedia’s Class A common stock and vested stock options to purchase 630,000 shares of iHeartMedia’s Class A common stock, and Pittman CC LLC, a limited liability company controlled by Mr. Pittman, beneficially owned 706,215 shares of iHeartMedia’s Class A common stock. As of March 19, 2019, these holdings collectively represented 6.2% of iHeartMedia’s outstanding Class A common stock and 2.2% of iHeartMedia’s outstanding Class A common stock assuming all shares of iHeartMedia’s Class B and Class C common stock are converted to shares of iHeartMedia’s Class A common stock.

(q)	Represents 26,168 shares of Clear Channel Outdoor’s Class A common stock held by Mr. Tepner as of March 19, 2019.
(r)

Represents 118,459 shares of Class A common stock of Clear Channel Outdoor, 3,245 unvested restricted shares of Clear Channel Outdoor’s Class A common stock and vested stock options representing 66,203 shares of Clear Channel Outdoor’s Class A common stock held by Mr. Tremblay as of March 19, 2019.

(s)

Represents 20,130 shares of Class A common stock of Clear Channel Outdoor, 623,448 shares of unvested restricted shares of Clear Channel Outdoor’s Class A common stock and vested stock options and stock options that will vest within 60 days after March 19, 2019, collectively representing 210,449 shares of Clear Channel Outdoor’s Class A common stock held by Mr. Wells as of March 19, 2019.

(t)

As of March 19, 2019, all of our directors and executive officers as a group were the beneficial owners of Clear Channel Outdoor’s Class A common stock as follows: (1) 1,259,679 shares of Clear Channel Outdoor’s Class A common stock held by such persons; (2) 626,693 unvested restricted shares of Clear Channel Outdoor’s Class A common stock held by such persons; and (3) vested stock options and stock options that will vest within 60 days after March 19, 2019, collectively representing 723,002 shares of Clear Channel Outdoor’s Class A common stock, if exercised. As of March 19, 2019, these holdings collectively represented 5.2% of Clear Channel Outdoor’s outstanding Class A common stock and less than 1.0% of Clear Channel Outdoor’s outstanding Class A common stock assuming all shares of Clear Channel Outdoor’s Class B common stock are converted to shares of Clear Channel Outdoor’s Class A common stock.

As of March 19, 2019, all of our directors and executive officers as a group were the beneficial owners of iHeartMedia’s Class A common stock as follows: (1) 664,275 shares of iHeartMedia’s Class A common stock held by such persons; (2) 1,192,625 unvested restricted shares of iHeartMedia’s Class A common stock held by such persons; (3) vested stock options to purchase 630,000 shares of iHeartMedia’s Class A common stock; and (4) 706,215 shares of iHeartMedia’s Class A common stock held indirectly. As of March 19, 2019, these holdings collectively represented 10.2% of iHeartMedia’s outstanding Class A common stock and 3.5% of iHeartMedia’s outstanding Class A common stock assuming all shares of iHeartMedia’s Class B common stock and iHeartMedia’s Class C common stock are converted to shares of iHeartMedia’s Class A common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

iHeartMedia, Inc.

We are an indirect subsidiary of iHeartMedia. As of March 19, 2019, iHeartMedia, through its wholly owned subsidiaries, owned all of our outstanding shares of Class B common stock and 10,726,917 of our outstanding shares of Class A common stock, collectively representing approximately 89.1% of the outstanding shares of our common stock and approximately 99% of the total voting power of our common stock. Each share of our Class B common stock is convertible while owned by iHeartMedia or any of its affiliates (excluding us and our subsidiaries) at the option of the holder thereof into one share of Class A common stock. The agreements between us and iHeartMedia do not prohibit it from selling, spinning off, splitting off or otherwise disposing of any shares of our common stock.

Blair E. Hendrix, one of our current directors, and Robert W. Pittman, our Chief Executive Officer, are directors of iHeartMedia and iHeartCommunications. In addition, Richard J. Bressler, C. William Eccleshare, Scott D. Hamilton, Steven J. Macri, Robert W. Pittman and Robert H. Walls, Jr. serve as executive officers of Clear Channel Outdoor, iHeartMedia and iHeartCommunications. Blair E. Hendrix and Olivia Sabine, two of our current directors, are employed as a managing director and an executive vice president, respectively, of Bain Capital. Daniel G. Jones and Vicente Piedrahita, two of our current directors, are employed as a managing director and a principal, respectively, of THL. Entities controlled by Bain Capital and THL hold all of the shares of iHeartMedia’s Class B common stock and iHeartMedia’s Class C common stock, and these shares represent a majority (whether measured by voting power or economic interest) of the equity of iHeartMedia.

iHeartMedia Chapter 11 Proceedings

On March 14, 2018, the Debtors filed the iHeart Chapter 11 Cases in the Bankruptcy Court. Clear Channel Outdoor and its direct and indirect subsidiaries did not file voluntary petitions for reorganization under the Bankruptcy Code and are not Debtors in the iHeart Chapter 11 Cases. Pursuant to first day motions filed with the Bankruptcy Court, the Bankruptcy Court authorized iHeartMedia to continue to provide services to Clear Channel Outdoor in the ordinary course of business, including, among other things, with respect to the Corporate Services Agreement.

The iHeart Chapter 11 Cases are being jointly administered under the caption In re: iHeartMedia, Inc. et al., Case No. 18-31274 (MI). The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The iHeart Plan of Reorganization was confirmed by the Bankruptcy Court on January 22, 2019. The iHeart Plan of Reorganization contemplates a restructuring of the Debtors whereby our business is proposed to be separated from iHeartCommunications upon consummation of the iHeart Plan of Reorganization and the conclusion of the iHeart Chapter 11 Cases (the “Separation”). Effectiveness of the iHeart Plan of Reorganization and consummation of the Separation is subject to certain conditions, including the receipt of certain governmental approvals. Although the timing of when and if all such conditions will be satisfied or otherwise waived is inherently uncertain, iHeartMedia currently anticipates the iHeart Plan of Reorganization will become effective and iHeartMedia will emerge from Chapter 11 during the second quarter of 2019.

Our board of directors established a special committee consisting of our independent directors (the “Special Committee”) to consider, review and negotiate certain transactions between iHeartCommunications and us in connection with the iHeart Chapter 11 Cases.

The Settlement Agreement

On December 16, 2018, in connection with the iHeart Chapter 11 Cases, the Company, GAMCO Asset Management Inc. (“GAMCO”), Norfolk County Retirement System (“Norfolk”), Bain Capital Partners, LLC, Bain Capital LP and Thomas H. Lee Partners, L.P. (together, the “Sponsor Entities”), the Debtors, the members of the Company’s board of directors and the members of the Special Committee (the “Delaware Settlement Parties”), through their respective counsel, entered into a settlement agreement (the “Settlement Agreement”) that embodies the terms of (i) a global settlement of all direct or derivative claims brought by or on behalf of GAMCO and Norfolk, both individually and on behalf of the putative class of public shareholders of the Company, against certain members of the Company’s board of directors, the Sponsor Entities, iHeartCommunications, iHeartMedia, the Company and the Debtors in connection with the iHeart Chapter 11 Cases and (ii) the Separation in accordance with the iHeart Plan of Reorganization.

The Settlement Agreement contemplates that in connection with the Separation (i) the cash sweep arrangement under the Corporate Services Agreement between the Company and iHeartCommunications will terminate, (ii) any agreements or licenses requiring royalty payments to the Debtors by the Company for trademarks or other intellectual property, which aggregated to $38.6 million for the year ended December 31, 2018 will terminate, and (iii) a new transition services agreement will supersede and replace the existing Corporate Services Agreement. In exchange, the Debtors agreed to waive (i) the set-off for the value of the intellectual property transferred, including royalties incurred through December 31, 2018, which aggregated to $31.8 million on a post-petition basis through December 31, 2018 and (ii) the repayment of the post-petition intercompany balance outstanding in favor of the Debtors as of December 31, 2018, which was equal to $21.6 million as of December 31, 2018. These waivers would have resulted in a net payment to us of $10.2 million if paid on December 31, 2018. In addition, the Settlement Agreement provides that after the Separation, (i) iHeartCommunications will provide an unsecured revolving line of credit in an aggregate amount not to exceed $200 million to the Company (the “iHeart Line of Credit”) for a period of no more than three years following the effective date of the iHeart Plan of Reorganization, (ii) iHeartMedia will indemnify the Company for 50% of certain tax liabilities imposed on the Company in connection with the Separation on or prior to the third anniversary of the Separation in excess of $5.0 million, with iHeartMedia’s aggregate liability limited to $15.0 million, and (iii) iHeartMedia will reimburse the Company for one-third of potential costs relating to certain agreements between the Company and third parties in excess of $10.0 million up to the first $35.0 million of such costs such that iHeartMedia will not bear more than $8.33 million of such costs. The parties agreed that the Company will recover 14.44%, or approximately $149.0 million, in cash on its allowed claim of $1,031.7 million under the intercompany note owed by iHeartCommunications to the Company (the “Due from iHeartCommunications Note”), and to mutual releases, including a release of all claims that have been asserted, could have been asserted or ever could be asserted with respect to the iHeart Chapter 11 Cases and the actions brought by or on behalf of GAMCO and Norfolk, both individually and on behalf of the putative class of public shareholders of the Company.

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

Existing Agreements and Transactions with iHeartMedia

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

The Settlement Agreement contemplates that the Master Agreement will be terminated, canceled and of no further force and effect upon iHeartMedia’s emergence from Chapter 11.

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

The Corporate Services Agreement provides that iHeartCommunications will make available to us, and we will be obligated to utilize, certain executive officers of iHeartCommunications to serve as our executive officers. The Corporate Services Agreement may be terminated by mutual agreement or, after the date iHeartCommunications owns shares of our common stock representing less than 50% of the total voting power of our common stock, upon six months written notice by us to iHeartCommunications. iHeartCommunications charges an allocable portion of the compensation and benefits costs of such persons based on a ratio of our financial performance to the financial performance of iHeartCommunications. The compensation and benefits costs allocated to us include such executives’ base salary, bonus and other standard employee benefits, but exclude equity-based compensation. See footnote (g) to the Summary Compensation Table for additional information regarding the allocations. For the year ended December 31, 2018, charges for the corporate and executive services provided to us by iHeartCommunications under the Corporate Services Agreement totaled $68.0 million.

The Settlement Agreement contemplates that the Corporate Services Agreement will be terminated, canceled and of no further force and effect upon iHeartMedia’s emergence from Chapter 11 (and concurrently with the termination a new transition services agreement will become effective).

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

At December 31, 2018, there was a receivable for CCOH of $0.1 million under the Tax Matters Agreement.

The Tax Matters Agreement will be replaced with a new tax matters agreement upon iHeartMedia’s emergence from Chapter 11.

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

The Settlement Agreement contemplates that the Employee Matters Agreement will be terminated, canceled and of no further force and effect upon iHeartMedia’s emergence from Chapter 11.

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

The Settlement Agreement contemplates that in connection with the Separation any agreements or licenses requiring royalty payments to the Debtors by Clear Channel Outdoor for trademarks or other intellectual property will terminate. See “—Settlement Agreement.” For the year ended December 31, 2018, iHeartCommunications charged us $38.6 million in trademark license fees.

Products and Services Provided between iHeartMedia and Us

We and iHeartMedia engage in transactions in the ordinary course of our respective businesses. These transactions include our providing billboard and other advertising space to iHeartMedia at rates we believe would be charged to a third party in an arms-length transaction.

Our branch managers have historically followed a corporate policy allowing iHeartMedia to use, without charge, domestic displays that they or their staff believe would otherwise be unsold. Our sales personnel receive partial revenue credit for that usage for compensation purposes. This partial revenue credit is not included in our reported revenues. iHeartMedia bears the cost of producing the advertising and we bear the costs of installing and removing this advertising. In 2018, we incurred approximately $0.3 million to install and remove this advertising.

Cash Management Notes

We maintain accounts that represent net amounts due to or from iHeartCommunications, which is recorded as “Due from/to iHeartCommunications” on our consolidated balance sheets. The accounts represent our revolving promissory note issued by us to iHeartCommunications and the Due from iHeartCommunications Note, in each case in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances. On November 29, 2017, we amended the Due from iHeartCommunications Note to extend the maturity date to May 15, 2019 and to increase the interest rate from 6.5% to 9.3%. The accounts accrue interest pursuant to the terms of the promissory notes and are generally payable on demand or when they mature on May 15, 2019. Included in the accounts are the net activities resulting from day-to-day cash management services provided by iHeartCommunications. Such day-to-day cash management services relate only to our cash activities and balances in the U.S. and exclude any cash activities and balances of our non-U.S. subsidiaries. At December 31, 2018, the principal amount outstanding under the Due from iHeartCommunications Note was $1,031.7 million. We did not expect that we would be able to recover all of the amounts owed to us under the Due from iHeartCommunications Note upon the implementation of the iHeart Plan of Reorganization (or any other plan of reorganization that is ultimately accepted by the requisite vote of creditors and approved by the Bankruptcy Court). As a result, we recognized a loss of $855.6 million on the Due from iHeartCommunications Note during the fourth quarter of 2017 to reflect the estimated recoverable amount of the note, based on management’s best estimate of the cash settlement amount. In addition, upon the filing of the iHeart Chapter 11 Cases on March 14, 2018, we ceased recording interest income on the Due from iHeartCommunications Note, which amounted to $21.3 million for the period from January 1, 2018 to March 14, 2018, as the collectability of the interest was not considered probable. As a result of the $855.6 million allowance on the Due from iHeartCommunications Note recognized during the fourth quarter of 2017 and the $21.3 million reserve recognized in relation to interest incurred during the pre-petition period in the three months ended March 31, 2018, the outstanding principal amount of $1,031.7 million was reduced to $154.8 million as of December 31, 2018 on our consolidated balance sheet.

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

At December 31, 2018, the fixed interest rate on the “Due from iHeartCommunications” account was 9.3%, which is equal to the fixed interest rate on the senior notes issued by our subsidiary. If the outstanding balance on the Due from iHeartCommunications Note exceeds $1.0 billion and under certain other circumstances tied to iHeartMedia’s liquidity, the rate is variable, but in no event is less than 9.3% nor greater than 20%. There was no net interest income for the year ended December 31, 2018.

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

On October 5, 2017, we made a demand for the repayment of $25.0 million outstanding under the Due from iHeartCommunications Note and paid a special cash dividend to our stockholders of record at the close of business on October 2, 2017, in an aggregate amount equal to $25.0 million, or $0.0687 per share.

On October 11, 2017, we made a demand for the repayment of $25.0 million outstanding under the Due from iHeartCommunications Note and paid a special cash dividend to our stockholders of record at the close of business on October 26, 2017, in an aggregate amount equal to $25.0 million, or $0.0687 per share.

On January 24, 2018, we made a demand for the repayment of $30.0 million outstanding under the Due from iHeartCommunications Note and paid a special cash dividend to our stockholders of record at the close of business on January 19, 2018, in an aggregate amount equal to $30.0 million, or $0.0824 per share.

Commercial Transactions

As described above, we are an indirect subsidiary of iHeartMedia, and entities controlled by Bain Capital and THL hold all of the shares of iHeartMedia’s Class B common stock and iHeartMedia’s Class C common stock, representing a majority (whether measured by voting power or economic interest) of the equity of iHeartMedia. One of our directors also serves as a director of iHeartMedia and is affiliated with Bain Capital and three of our other directors are affiliated with Bain Capital or THL.

We are a global advertising company providing clients with advertising opportunities through billboards, street furniture displays, transit displays and other out-of-home advertising displays in more than 31 countries across Asia, Europe, Latin America and North America. Bain Capital and THL are private equity firms that have investments in many companies. As a result of our worldwide reach, the nature of our business and the breadth of investments by Bain Capital and THL, it is not unusual for us to engage in ordinary course of business transactions with entities in which one of our directors, executive officers, greater than 5% stockholders or an immediate family member of any of them, may also be a director, executive officer, partner or investor or have some other direct or indirect interest.

During 2018, we provided ordinary course of business advertising services and/or received ordinary course of business services relating to our businesses exceeding $120,000 in value with respect to four companies in which Bain Capital and/or THL directly or indirectly owns a greater than 10% equity interest. These transactions were negotiated on an arms-length basis and, in the aggregate, we were paid approximately $1.7 million by these entities and we paid approximately $0.8 million to these entities with respect to these 2018 transactions.

Policy on Review, Approval or Ratification of Transactions with Related Persons

We have adopted formal written policies and procedures for the review, approval or ratification of certain related party transactions involving us and one of our executive officers, directors or nominees for director, or owner of more than 5% of any class of our voting securities, and which may be required to be reported under the SEC disclosure rules. Such transactions must be pre-approved by the Audit Committee of our Board (other than the directors involved, if any) or by a majority of disinterested directors, except that no such pre-approval shall be required for an agreement, or series of related agreements, providing solely for ordinary course of business transactions made on standard terms and conditions where the aggregate amount to be paid to us is less than $10 million or the aggregate amount paid by us is less than $250,000. In addition, if our management, in consultation with our Chief Executive Officer or Chief Financial Officer, determines that it is not practicable to wait until the next Audit Committee meeting to approve or ratify a particular transaction, then the Board has delegated authority to the Chairman of the Audit Committee to approve or ratify such transactions. The Chairman of the Audit Committee reports to the Audit Committee any transactions reviewed by him or her pursuant to this delegated authority at the next Audit Committee meeting. The primary consideration with respect to the approval of related party transactions is the overall fairness of the terms of the transaction to us. The related person transactions described above in this Form 10-K/A were ratified or approved by the Audit Committee or Board pursuant to these policies and procedures, to the extent required, with the exception of the transactions described above with respect to iHeartMedia because they occurred prior to the time the policies and procedures were adopted.

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

Our Board currently consists of seven directors. For a director to be independent, the Board must determine that such director does not have any direct or indirect material relationship with Clear Channel Outdoor. Pursuant to the Governance Guidelines, the Board has undertaken its annual review of director independence.

Our Board has affirmatively determined that Harvey L. Tepner, Paul Keglevic, and Dale W. Tremblay are independent under the listing standards of the NYSE, as well as Clear Channel Outdoor’s independence standards set forth above. In addition, the Board has determined that each member of the Compensation Committee is independent under the heightened independence standards for compensation committee members under the listing standards of the NYSE and the rules and regulations of the SEC and that each member of the Audit Committee is independent under the heightened independence standards required for audit committee members by the listing standards of the NYSE and the rules and regulations of the SEC. In making these determinations, our Board reviewed information provided by the directors and by Clear Channel Outdoor with regard to the directors’ business and personal activities as they relate to Clear Channel Outdoor and its affiliates. In the ordinary course of business during 2018, we entered into purchase and sale transactions for products and services with certain entities affiliated with members of our Board, as described below, and the following transactions were considered by our Board in making their independence determinations with respect to Messrs. Keglevic, Tepner and Tremblay:

•	A corporation for which Mr. Tepner serves as a director paid CCOA approximately $8,000 during 2018 for outdoor advertising services; and

•	A charity for which an immediate family member of Mr. Tepner serves as a director paid our affiliates approximately $3,000 during 2018 for outdoor advertising services.

All of the payments described above are for arms-length, ordinary course of business transactions and we generally expect transactions of a similar nature to occur during 2019. Our Board has concluded that such transactions or relationships do not impair the independence of the director.

The rules of the NYSE require that non-management or independent directors of a listed company meet periodically in executive sessions. In addition, the rules of the NYSE require listed companies to schedule an executive session including only independent directors at least once a year. Clear Channel Outdoor’s independent directors met separately in executive session at least one time during 2018.

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

The Presiding Director position is rotated among the independent directors, in alphabetical order of last name, effective the first day of each calendar quarter. As of the date of this Form 10-K/A, Harvey L. Tepner is serving as the Presiding Director.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following fees for services provided by Ernst & Young LLP were incurred by Clear Channel Outdoor with respect to the years ended December 31, 2018 and 2017:

	Years Ended December 31,
(In thousands)	2018	2017
Audit Fees(a)	$5,509	$6,336
Audit-Related Fees(b)	74	74
Tax Fees(c)	930	1,836
All Other Fees(d)	45	3

Total Fees for Services	$6,558	$8,249

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

(c)

Tax Fees include professional services rendered for tax compliance and tax planning advice provided domestically and internationally, except those provided in connection with the audit or quarterly reviews. Of the $930,000 and $1,835,900 in Tax Fees with respect to 2018 and 2017, respectively, $48,500 and $63,500, respectively, was related to tax compliance services.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)3. Exhibits

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

3.2	Amended and Restated Bylaws of Clear Channel Outdoor Holdings, Inc. as amended (Incorporated by reference to Exhibit 3.2 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2007).

4.1	Form of Specimen Class A Common Stock certificate of Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-1 (File No. 333-127375) filed on October 25, 2005).

4.2	Indenture with respect to 7.625% Series A Senior Subordinated Notes due 2020, dated as of March 15, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on March 16, 2012).

4.3	Indenture with respect to 7.625% Series B Senior Subordinated Notes due 2020, dated as of March 15, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on March 16, 2012).

4.4	Indenture with respect to 6.50% Series A Senior Notes due 2022, dated as of November 19, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on November 19, 2012).

4.5	Indenture with respect to 6.50% Series B Senior Notes due 2022, dated as of November 19, 2012, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on November 19, 2012).

4.6	Indenture, dated as of December 16, 2015, among Clear Channel International B.V., the guarantors party thereto, and U.S. Bank National Association, as trustee, paying agent, registrar, authentication agent and transfer agent (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on December 16, 2015).

4.7	Supplemental Indenture, dated as of August 14, 2017, among Clear Channel International B.V., the guarantors party thereto, and U.S. Bank National Association, as trustee, paying agent, registrar and transfer agent (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on August 14, 2017).

4.8	Indenture, dated as of February 12, 2019, among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto, and U.S. Bank National Association, as trustee, paying agent, registrar and transfer agent (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on February 13, 2019).

4.9	Exchange and Registration Rights Agreement, dated as of February 12, 2019, among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto, and Deutsche Bank Securities Inc., as representative of the initial purchasers (incorporated by reference to Exhibit 4.3 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on February 13, 2019).

10.1	Amended and Restated Credit Agreement, dated as of February 23, 2011, by and among iHeartCommunications, Inc., the subsidiary co-borrowers and foreign subsidiary revolving borrowers party thereto, iHeartMedia Capital I, LLC, Citibank, N.A., as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on February 24, 2011).

10.2	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of October 25, 2012, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, the subsidiary co-borrowers party thereto, the foreign subsidiary revolving borrowers thereto, Citibank, N.A. as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 25, 2012).

10.3	Collateral Sharing Agreement, dated as of October 25, 2012, by and among Citibank N.A. as Administrative Agent, U.S. Bank National Association, as trustee, and Deutsche Bank Trust Company Americas, as collateral agent (Incorporated by reference to Exhibit 10.2 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 25, 2012).

10.4	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of May 31, 2013, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, the subsidiary co-borrowers party thereto, the foreign subsidiary revolving borrowers thereto, Citibank, N.A. as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on June 4, 2013).

10.5	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of December 18, 2013, by and among iHeartCommunications, Inc., iHeartMedia Capital I, LLC, the subsidiary co-borrowers party thereto, the foreign subsidiary revolving borrowers thereto, Citibank, N.A., as Administrative Agent, the lenders from time to time party thereto and the other agents party thereto (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on December 18, 2013).

10.6	Revolving Promissory Note dated November 10, 2005 payable by Clear Channel Outdoor Holdings, Inc. to iHeartCommunications, Inc. in the original principal amount of $1,000,000,000 (Incorporated by reference to Exhibit 10.7 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.7	First Amendment, dated as of December 23, 2009, to the Revolving Promissory Note, dated as of November 10, 2005, by Clear Channel Outdoor Holdings, Inc., as Maker, to iHeartCommunications, Inc. (Incorporated by reference to Exhibit 10.25 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.8	Second Amendment, dated November 29, 2017, to the Revolving Promissory Note dated November 10, 2005, by Clear Channel Outdoor Holdings, Inc., as maker, and iHeartCommunications, Inc., as payee (incorporated by reference to Exhibit 10.3 to iHeartCommunications, Inc.’s Current Report on Form 8-K filed December 1, 2017).

10.9	Revolving Promissory Note dated November 10, 2005 payable by iHeartCommunications, Inc. to Clear Channel Outdoor Holdings, Inc. in the original principal amount of $1,000,000,000 (Incorporated by reference to Exhibit 10.8 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.10	First Amendment, dated as of December 23, 2009, to the Revolving Promissory Note, dated as of November 10, 2005, by iHeartCommunications, Inc., as Maker, to Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.24 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2009).

10.11	Second Amendment, dated as of October 23, 2013, to the Revolving Promissory Note, dated as of November 10, 2005, by iHeartCommunications, Inc., as Maker, to Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the iHeartCommunications, Inc. Current Report on Form 8-K filed on October 23, 2013).

10.12	Third Amendment, dated November 29, 2017, to the Revolving Promissory Note dated November 10, 2005, by iHeartCommunications, Inc., as maker, and Clear Channel Outdoor Holdings, Inc., as payee (incorporated by reference to Exhibit 10.2 to iHeartCommunications, Inc.’s Current Report on Form 8-K filed December 1, 2017).

10.13	Master Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and iHeartCommunications, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.14	Registration Rights Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and iHeartCommunications, Inc. (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.15	Corporate Services Agreement dated November 16, 2005 between Clear Channel Outdoor Holdings, Inc. and iHeartMedia Management Services, Inc. (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.16	Tax Matters Agreement dated November 10, 2005 between Clear Channel Outdoor Holdings, Inc. and iHeartCommunications, Inc. (Incorporated by reference to Exhibit 10.4 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.17	Employee Matters Agreement dated November 10, 2005 between Clear Channel Outdoor Holdings, Inc. and iHeartCommunications, Inc. (Incorporated by reference to Exhibit 10.5 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.18	Amended and Restated License Agreement dated November 10, 2005 between iHM Identity, Inc. and Outdoor Management Services, Inc. (Incorporated by reference to Exhibit 10.6 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2005).

10.19	First Amendment to Amended and Restated License Agreement dated January 14, 2014 between iHM Identity, Inc. and Outdoor Management Services, Inc. (Incorporated by reference to Exhibit 10.17 to the Clear Channel Outdoor Holdings, Inc. Form 10-K for the year ended December 31, 2014).

10.20§	Summary Description of 2012 Supplemental Incentive Plan (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on February 23, 2012).

10.21§	Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan, as amended and restated (the “CCOH Stock Incentive Plan”) (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on April 30, 2007).

10.22§	First Form of Option Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-130229) filed on December 9, 2005).

10.23§	Form of Option Agreement under the CCOH Stock Incentive Plan (approved February 21, 2011) (Incorporated by reference to Exhibit 10.33 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.24§	Form of Restricted Stock Award Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-130229) filed on December 9, 2005).

10.25§	Form of Restricted Stock Unit Award Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.16 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.26§	Clear Channel Outdoor Holdings, Inc. 2012 Stock Incentive Plan (the “CCOH 2012 Stock Incentive Plan”) (Incorporated by reference to Exhibit 99.1 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-181514) filed on May 18, 2012).

10.27§	Form of Option Agreement under the CCOH 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.28§	Form of Restricted Stock Award Agreement under the CCOH 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.26 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.29§	Form of Restricted Stock Unit Award Agreement under the CCOH 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.27 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.30§	Clear Channel Outdoor Holdings, Inc. Amended and Restated 2006 Annual Incentive Plan (Incorporated by reference to Appendix B to the Clear Channel Outdoor Holdings, Inc. Definitive Proxy Statement on Schedule 14A for its 2012 Annual Meeting of Stockholders filed on April 9, 2012).

10.31§	Relocation Policy—Chief Executive Officer and Direct Reports (Guaranteed Purchase Offer) (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on October 21, 2010).

10.32§	Relocation Policy—Chief Executive Officer and Direct Reports (Buyer Value Option) (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on October 21, 2010).

10.33§	Relocation Policy—Function Head Direct Reports (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on October 21, 2010).

10.34§	Form of Independent Director Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on June 3, 2009).

10.35§	Form of Affiliate Director Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on June 3, 2009).

10.36§	Indemnification Agreement by and among Clear Channel Outdoor Holdings, Inc. and Robert W. Pittman dated September 18, 2012 (Incorporated by reference to Exhibit 10.4 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.37§	Indemnification Agreement by and among Clear Channel Outdoor Holdings, Inc. and Robert H. Walls, Jr. dated September 5, 2012 (Incorporated by reference to Exhibit 10.6 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.38§	Employment Agreement, effective as of January 24, 2012, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K/A filed on July 27, 2012).

10.39§	Amendment No. 1 to Employment Agreement, effective as of March 2, 2015, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.40§	Amendment No. 2 to Employment Agreement, effective as of December 17, 2015, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.38 to Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.41§	Amended and Restated Employment Agreement, dated as of January 13, 2014 between Robert Pittman and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.42§	Employment Agreement by and between iHeartMedia, Inc. and Richard J. Bressler, dated July 29, 2013 (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K/A filed on August 2, 2013).

10.43§	Employment Agreement, dated as of January 1, 2010, between Robert H. Walls, Jr., and iHeartMedia Management Services, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on January 5, 2010).

10.44§	Form of Stock Option Agreement under the CCOH Stock Incentive Plan, dated September 17, 2009, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.34 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.45§	Form of Amended and Restated Stock Option Agreement under the CCOH Stock Incentive Plan, dated as of August 11, 2011, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on August 12, 2011).

10.46§	Form of Stock Option Agreement under the CCOH Stock Incentive Plan, dated December 13, 2010, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.35 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.47§	Form of Restricted Stock Unit Agreement under the CCOH Stock Incentive Plan, dated December 20, 2010, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.36 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.48§	Form of Restricted Stock Unit Agreement under the CCOH Stock Incentive Plan, dated March 26, 2012, between Robert H. Walls, Jr. and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the iHeartMedia, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.49§	Form of Restricted Stock Unit Agreement under the CCOH 2012 Stock Incentive Plan, dated July 26, 2012, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K/A filed on July 27, 2012).

10.50§	Restricted Stock Award Agreement under the CCOH 2012 Stock Incentive Plan, dated January 13, 2014, between Robert W. Pittman and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit D of Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on January 13, 2014).

10.51	Stipulation of Settlement, dated as of July 8, 2013, among legal counsel for iHeartCommunications, Inc. and the other named defendants, the special litigation committee of the board of directors of Clear Channel Outdoor Holdings, Inc. and the plaintiffs (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on July 9, 2013).

10.52§	Employment Agreement by and between iHeartMedia Management Services, Inc. and Scott D. Hamilton, dated May 20, 2014 (Incorporated by reference to Exhibit 10.1 to the iHeartMedia, Inc. Current Report on Form 8-K filed on June 25, 2014).

10.53§	Employment Agreement by and between iHeartMedia Management Services, Inc. and Steven J. Macri dated October 7, 2013 (Incorporated by reference to Exhibit 10.81 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.54§	Employment Agreement, effective as of March 3, 2015, between Scott Wells and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.55	Subordination Agreement, dated as of December 16, 2015, among Clear Channel International B.V., the guarantors party thereto, U.S. Bank National Association, as trustee, and the subordinated creditors party thereto (Incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on 8-K filed on December 16, 2015).

10.56§	First Amendment to Employment Agreement, effective as of May 1, 2017, between Scott D. Hamilton and iHeartMedia Management Services, Inc. (incorporated by reference to Exhibit 10.1 to iHeartMedia, Inc.’s Quarterly Report on Form 10-Q filed on November 8, 2017).

10.57§	Third Amendment to Employment Agreement, dated as of May 20, 2017, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Quarterly Report on Form 10-Q filed on August 3, 2017).

10.58§	Fourth Amendment to Employment Agreement effective January 1, 2018, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on December 8, 2017).

10.59§	Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference to Appendix B to the Clear Channel Outdoor Holdings, Inc. definitive proxy statement on Schedule 14A for its 2017 Annual Meeting of Stockholders filed on April 19, 2017).

10.60§	Form of Restricted Stock Unit Award Agreement (Cliff Vesting) under the Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on July 5, 2017).

10.61§	Form of Restricted Stock Award Agreement (Cliff Vesting) under the Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on July 5, 2017).

10.62§	First Amendment to Employment Agreement, effective as of July 3, 2017, between Steven J. Macri and iHeartMedia, Inc. (incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on July 5, 2017).

10.63	Binding Option and Letter of Intent, dated February 9, 2017, between iHeartMedia, Inc. and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 4, 2017).

10.64§	Waiver and Consent No. 1, dated as of March 28, 2018, by and among Clear Channel Outdoor Holdings, Inc., as borrower, the lenders party thereto, and Deutsche Bank AG New York Branch, in its capacity as administrative agent (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed April 2, 2018).

10.65§	Second Amendment to Employment Agreement, effective as of February 27, 2018, between Steven J. Macri and iHeartMedia, Inc. (incorporated by reference to Exhibit 10.01 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on March 1, 2018).

10.66§	Second Amendment to Employment Agreement, effective as of February 27, 2018, between Steven J. Macri and iHeartMedia, Inc. (incorporated by reference to Exhibit 10.01 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on March 1, 2018).

10.67§	Third Amendment to Employment Agreement and First Amendment to Incentive Payment agreement, effective as of March 4, 2019, between Steven J. Macri and iHeartMedia, Inc. (incorporated by reference to exhibit 10.67 to Clear Channel Outdoor Holdings, Inc.’s Annual Report on Form 10-K filed on March 5, 2019).

10.68§	Form of 2018 Key Employee Incentive Plan (incorporated by reference to Exhibit 10.104 to iHeartMedia, Inc.’s Annual Report on Form 10-K filed on March 5, 2019).

10.69§	Form of 2019 Key Employee Incentive Plan (incorporated by reference to Exhibit 10.106 to iHeartMedia, Inc.’s Annual Report on Form 10-K filed on March 5, 2019).

10.70	Amended and Restated Waiver and Consent No. 1, dated as of April 27, 2018, by and among Clear Channel Outdoor Holdings, Inc., as borrower, the lenders party thereto, and Deutsche Bank AG New York Branch, in its capacity as administrative agent (Incorporated by reference to Exhibit 10.3 to Clear Channel Outdoor Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

21†	Subsidiaries.

23†	Consent of Ernst & Young LLP.

24†	Power of Attorney (included on signature page of the Original 2018 Form 10-K).

31.1†	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2018.

31.4*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2018.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**

This exhibit was furnished with the Original 2018 Form 10-K and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

†	Filed as an exhibit to the Original 2018 Form 10-K.
§	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2019.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

By:	/s/ Scott D. Hamilton
Scott D. Hamilton
Senior Vice President, Chief Accounting
Officer (Principal Accounting Officer) and
Assistant Secretary