Form 10-Q
period 2019-03-31
Clear Channel Outdoor Holdings, Inc.
filed 2019-04-25
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2019
- - - - - - - - - - - - - - - - - - - - - - - - - -	- - - - - - - - - - - - - - - - - - - - - - - - - -
Class A Common Stock, $.01 par value	50,582,118
Class B Common Stock, $.01 par value	315,000,000

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands, except share and per share data)	March 31, 2019	December 31, 2018
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$170,510	$182,456
Accounts receivable, net of allowance of $24,465 in 2019 and $24,224 in 2018	636,520	706,309
Prepaid expenses	60,286	95,734
Other current assets	31,642	31,301
Total Current Assets	898,958	1,015,800
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,014,688	1,053,016
Other property, plant and equipment, net	229,872	235,922
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles	971,163	971,163
Other intangibles, net	249,184	252,862
Goodwill	702,819	706,003
OTHER ASSETS
Operating lease right-of-use assets	2,004,486	—
Due from iHeartCommunications, net of allowance of $855,648 in 2019 and 2018	154,758	154,758
Other assets	99,706	132,504
Total Assets	$6,325,634	$4,522,028
CURRENT LIABILITIES
Accounts payable	$105,026	$113,714
Current operating lease liabilities	366,433	—
Accrued expenses	471,194	530,823
Deferred revenue	103,239	85,052
Current portion of long-term debt	234	227
Total Current Liabilities	1,046,126	729,816
Long-term debt	5,293,405	5,277,108
Noncurrent operating lease liabilities	1,668,558	—
Due to iHeartCommunications, post iHeart Chapter 11 Cases	73,747	21,591
Deferred income taxes	323,460	335,015
Other long-term liabilities	176,168	260,150
Commitments and Contingent liabilities (Note 6)
STOCKHOLDERS’ DEFICIT
Noncontrolling interest	155,027	160,362
Preferred stock, par value $.01 per share, 150,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, par value $.01 per share, authorized 750,000,000 shares, issued 51,709,760 and 51,559,633 shares in 2019 and 2018, respectively	517	516
Class B common stock, par value $.01 per share, 600,000,000 shares authorized, 315,000,000 shares issued and outstanding	3,150	3,150
Additional paid-in capital	3,088,061	3,086,307
Accumulated deficit	(5,150,474)	(5,000,920)
Accumulated other comprehensive loss	(345,524)	(344,489)
Cost of shares (1,128,142 in 2019 and 1,108,538 in 2018) held in treasury	(6,587)	(6,578)
Total Stockholders’ Deficit	(2,255,830)	(2,101,652)
Total Liabilities and Stockholders’ Deficit	$6,325,634	$4,522,028

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended
	March 31,
	2019	2018
Revenue	$587,116	$598,398
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	347,827	361,289
Selling, general and administrative expenses (excludes depreciation and amortization)	122,966	127,408
Corporate expenses (excludes depreciation and amortization)	28,614	35,435
Depreciation and amortization	75,076	84,060
Other operating expense, net	(3,522)	(54)
Operating income (loss)	9,111	(9,848)
Interest expense	114,863	97,264
Equity in earnings (loss) of nonconsolidated affiliates	(207)	188
Loss on extinguishment of debt	(5,474)	—
Other income (expense), net	(358)	19,453
Loss before income taxes	(111,791)	(87,471)
Income tax expense	(57,763)	(45,367)
Consolidated net loss	(169,554)	(132,838)
Less amount attributable to noncontrolling interest	(5,387)	(4,416)
Net loss attributable to the Company	$(164,167)	$(128,422)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,549	6,782
Other comprehensive income	2,549	6,782
Comprehensive loss	(161,618)	(121,640)
Less amount attributable to noncontrolling interest	3,584	5,236
Comprehensive loss attributable to the Company	$(165,202)	$(126,876)
Net loss attributable to the Company per common share:
Basic	$(0.45)	$(0.36)
Weighted average common shares outstanding – Basic	362,039	361,515
Diluted	$(0.45)	$(0.36)
Weighted average common shares outstanding – Diluted	362,039	361,515

Dividends declared and paid per share	$—	$0.08

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
(UNAUDITED)

(In thousands, except share data)				Controlling Interest
	Class A Common Shares Issued	Class B Common Shares Issued	Non-controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2018	51,559,633	315,000,000	$160,362	$3,666	$3,086,307	$(5,000,920)	$(344,489)	$(6,578)	$(2,101,652)
Net loss			(5,387)	—	—	(164,167)	—	—	(169,554)
Adoption of ASC 842, Leases			—	—	—	14,613	—	—	14,613
Exercise of stock options and other	150,127		—	1	72	—	—	(9)	64
Share-based payments			152	—	1,682	—	—	—	1,834
Dividends and other payments to noncontrolling interests			(3,684)	—	—	—	—	—	(3,684)
Other comprehensive income (loss)			3,584	—	—	—	(1,035)	—	2,549
Balances at March 31, 2019	51,709,760	315,000,000	$155,027	$3,667	$3,088,061	$(5,150,474)	$(345,524)	$(6,587)	$(2,255,830)

(In thousands, except share data)				Controlling Interest
	Class A Common Shares Issued	Class B Common Shares Issued	Non-controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2017	49,955,300	315,000,000	$157,040	$3,650	$3,108,148	$(4,781,245)	$(340,094)	$(5,793)	$(1,858,294)
Net loss			(4,416)	—	—	(128,422)	—	—	(132,838)
Exercise of stock options and other	16,176		—	—	5	—	—	(22)	(17)
Share-based payments			306	—	1,800	—	—	—	2,106
Dividends and other payments to noncontrolling interests			(97)	—	—	—	—	—	(97)
Dividends declared and paid ($0.0824/share)			—	—	(29,995)	—	—	—	(29,995)
Other			—	—	—	(1,435)	1,435	—	—
Other comprehensive income			5,236	—	—	—	1,546	—	6,782
Balances at March 31, 2018	49,971,476	315,000,000	$158,069	$3,650	$3,079,958	$(4,911,102)	$(337,113)	$(5,815)	$(2,012,353)
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Consolidated net loss	$(169,554)	$(132,838)
Reconciling items:
Depreciation and amortization	75,076	84,060
Deferred taxes	(13,957)	16,911
Provision for doubtful accounts	1,846	1,686
Amortization of deferred financing charges and note discounts, net	2,636	2,628
Share-based compensation	1,834	2,106
(Gain) loss on disposal of operating and other assets	3,409	(188)
Equity in (earnings) loss of nonconsolidated affiliates	207	(188)
Loss on extinguishment of debt	5,474	—
Foreign exchange transaction gain	(564)	(19,600)
Other reconciling items, net	(1,648)	(969)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	69,249	36,317
Increase in prepaid expenses and other current assets	(26,258)	(38,423)
Decrease in accrued expenses	(23,023)	(25,432)
Increase (decrease) in accounts payable	(7,829)	30,574
Increase in accrued interest	9,440	8,491
Increase in deferred income	18,321	47,384
Changes in other operating assets and liabilities	7,661	(7,493)
Net cash provided by (used for) operating activities	$(47,680)	$5,026
Cash flows from investing activities:
Purchases of property, plant and equipment	(28,173)	(28,672)
Proceeds from disposal of assets	601	1,281
Change in other, net	(4)	134
Net cash used for investing activities	$(27,576)	$(27,257)
Cash flows from financing activities:
Proceeds from long-term debt	2,235,000	—
Payments on long-term debt	(2,200,054)	(155)
Net transfers from iHeartCommunications	52,156	60,677
Dividends and other payments to noncontrolling interests	(69)	(97)
Dividends paid	(4)	(29,910)
Debt issuance costs	(26,752)	—
Change in other, net	63	(16)
Net cash provided by financing activities	$60,340	$30,499
Effect of exchange rate changes on cash, cash equivalents and restricted cash	586	3,292
Net increase (decrease) in cash, cash equivalents and restricted cash	(14,330)	11,560
Cash, cash equivalents and restricted cash at beginning of period	202,869	188,310
Cash, cash equivalents and restricted cash at end of period	$188,539	$199,870
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$102,551	$86,054
Cash paid for income taxes	14,064	9,303

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION
Preparation of Interim Financial Statements
All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.  Our reportable segments are Americas outdoor advertising (“Americas”) and International outdoor advertising (“International”). The accompanying consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  Management believes that the disclosures made are adequate to make the information presented not misleading.  Due to seasonality and other factors, the results for the interim periods may not be indicative of results for the full year.  The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2018 Annual Report on Form 10-K.
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
Certain prior period amounts have been reclassified to conform to the 2019 presentation.
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts reported in the Consolidated Statement of Cash Flows:

(In thousands)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$170,510	$182,456
Restricted cash included in:
Other current assets	4,065	4,221
Other assets	13,964	16,192
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$188,539	$202,869
New Accounting Pronouncements Recently Adopted
Leases
The Company adopted ASU No. 2016-02, which created ASC 842, Leases, and all subsequent ASUs relating to this Topic, as of January 1, 2019 (collectively, "ASC 842"). This new lease accounting standard, which supersedes previous lease accounting guidance under U.S. GAAP (ASC Topic 840), results in significant changes to the balance sheets of lessees, most significantly by requiring the recognition of a right-of-use (ROU) asset and lease liability by lessees for those leases classified as operating leases. Lessor accounting is also updated to align with certain changes in the lessee model and the revenue recognition standard (ASC Topic 606), which was adopted in 2018.
The Company applied the transition provisions of this standard at January 1, 2019 following the optional transition method provided by ASU No. 2018-11; consequently the consolidated financial statements and notes to the consolidated financial statements for periods before the date of adoption continue to be presented in accordance with ASC Topic 840. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to not

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

reassess whether expired or existing contracts are or contain leases and to carry forward the historical lease classification for those leases that commenced prior to the date of adoption.
Upon adoption of ASC 842, prepaid and deferred rent balances, which were historically presented separately, were combined and presented net within the ROU asset. Additionally, deferred gains related to previous transactions that were historically accounted for as sale and operating leasebacks in accordance with ASC Topic 840 were recognized as a cumulative-effect adjustment to equity, resulting in an increase to equity, net of tax, of $14.6 million. Under ASC Topic 840, such gains were recognized ratably over the lease term as a credit to operating lease expense, and operating lease expense for the three months ended March 31, 2018 included a credit of $0.3 million for the amortization of these gains, which was not recognized in the three months ended March 31, 2019.
Adoption of the new standard had a material impact on our consolidated balance sheets, but it did not have a material impact on our other consolidated financial statements. Additionally, the standard requires disclosures to meet the objective of enabling users of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Refer to Note 2, Revenue, and Note 3, Leases, for more information.
Intangible Assets and Goodwill
During the first quarter of 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This update eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. The standard is effective for annual and any interim impairment tests performed for periods beginning after December 15, 2019. The Company early adopted the proposed guidance under ASU 2017-04 beginning on January 1, 2019 on a prospective basis. The implementation of ASU 2017-04 did not have a material impact on our consolidated financial statements and related disclosures.
During the third quarter of 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This update requires that a customer in a cloud computing arrangement that is a service contract follow the internal use software guidance in Accounting Standards Codification (ASC) 350-402 to determine which implementation costs to capitalize as assets. The standard is effective for fiscal years beginning after December 15, 2019. The Company early adopted the proposed guidance under ASU 2017-04 beginning on January 1, 2019 on a prospective basis. The implementation of ASU 2017-04 did not have a material impact on our consolidated financial statements and related disclosures.
NOTE 2 – REVENUE
The Company generates revenue primarily from the sale of advertising space on printed and digital out-of-home advertising displays. These contracts typically cover periods of a few weeks to one year, although there are some with longer terms. Americas contracts are generally cancellable after a specified notice period, while International contracts are generally non-cancellable or require the customer to pay a fee to terminate the contract. Certain of these revenue transactions are considered leases, for accounting purposes, as the contracts convey to customers the right to control the use of the Company’s advertising displays for a period of time. To qualify as a lease, fulfillment of the contract must be dependent upon the use of a specified advertising structure, the customer must have almost exclusive use of the advertising display throughout the contract term, and, upon adoption of the new leases standard (ASC 842) on January 1, 2019, the customer must also have the right to change the advertisement that is displayed throughout the contract term.
The Company has elected a practical expedient to not separate non-lease components from associated lease components if certain criteria are met. As such, each right to control the use of an advertising display that meets the lease criteria is combined with the related installation and maintenance services provided under the contract into a single lease component. Production services, which do not meet the criteria to be combined, and each advertising display that does not meet the lease criteria (along with any related installation and maintenance services) are non-lease components. Consideration in outdoor advertising contracts is allocated between lease and non-lease components in proportion to their relative standalone selling prices, which are generally approximated by the contractual prices for each promised service. The Company accounts for revenue from leases, which are all classified as operating leases, in accordance with the lease accounting guidance (ASC Topic 840 or ASC Topic 842, depending on the advertising campaign start date), while the Company’s remaining revenue transactions are accounted for as revenue from contracts with customers (ASC Topic 606).
In accordance with the transition approach that the Company elected to adopt ASC Topic 842, as described in Note 1, revenue

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

contracts with campaign start dates prior to January 1, 2019 were not reassessed to determine whether they qualify as a lease under the requirements of the new leasing standard. Instead, they continue to be accounted for as revenue from contracts with customers or revenue from leases based on the requirements of the previous standard (ASC Topic 840), and the new requirements have been applied to revenue contracts with campaign start dates on or after January 1, 2019. Because the definition of a lease is more restrictive under the new standard, fewer of our new revenue contracts meet the definition of a lease for accounting purposes, resulting in an increase in the percentage of revenue that is categorized as revenue from contracts with customers as compared to the prior year.
Disaggregation of Revenue
The following table shows, by segment, revenue from contracts with customers disaggregated by geographical region, revenue from leases and total revenue for the three months ended March 31, 2019 and 2018:

(In thousands)	Americas	International	Consolidated
Three Months Ended March 31, 2019
Revenue from contracts with customers:
United States	$131,431	$—	$131,431
Other Americas	896	13,645	14,541
Europe	—	201,205	201,205
Asia-Pacific and other	—	53,231	53,231
Total	132,327	268,081	400,408
Revenue from leases	140,395	46,313	186,708
Revenue, total	$272,722	$314,394	$587,116

Three Months Ended March 31, 2018
Revenue from contracts with customers:
United States	$96,147	$—	$96,147
Other Americas	650	12,123	12,773
Europe	—	187,216	187,216
Asia-Pacific and other	—	3,012	3,012
Total	96,797	202,351	299,148
Revenue from leases	159,050	140,200	299,250
Revenue, total	$255,847	$342,551	$598,398
All of the Company’s advertising structures, which may be owned or leased, are used to generate revenue. Such revenue may be classified as revenue from contracts with customers or revenue from leases depending on the terms of the contract, as previously described.
Revenue from Contracts with Customers
The following tables show the Company’s beginning and ending accounts receivable and deferred revenue balances from contracts with customers:

	Three Months Ended March 31,
(In thousands)	2019	2018
Accounts receivable, net of allowance, from contracts with customers:
Beginning balance	$367,918	$346,323
Ending balance	$418,916	$305,030

Deferred revenue from contracts with customers:
Beginning balance	$39,916	$28,804
Ending balance	$57,180	$45,261

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended March 31, 2019 and 2018, respectively, the Company recognized $28.4 million and $21.0 million of revenue that was included in the deferred revenue from contracts with customers balance at the beginning of the period.
As previously described, the Company’s contracts with customers generally have terms of one year or less; however, as of March 31, 2019, the Company expects to recognize $117.1 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration greater than one year, with the majority of this amount to be recognized over the next five years.

Revenue from Leases
As of March 31, 2019, future lease payments to be received by the Company are as follows

(In thousands)
2019	$398,562
2020	47,794
2021	18,907
2022	9,841
2023	2,491
Thereafter	4,828
Total	$482,423
Note that the future lease payments disclosed are limited to the non-cancellable period of the lease and, for contracts that require the customer to pay a significant fee to terminate the contract such that the customer is considered reasonably certain not to exercise this option, periods beyond the termination option. Payments scheduled for periods beyond a termination option are not included for contracts that allow cancellation by the customer without a significant fee.
NOTE 3 – LEASES
The Company enters into operating lease contracts for land, buildings, structures and other equipment. Arrangements are evaluated at inception to determine whether such arrangements contain a lease. Operating leases include land lease contracts and contracts for the use of space on floors, walls and exterior locations on buildings. Arrangements in which wall space is used are considered to be lease contracts if all other required elements of a lease contract are present. The Company assessed certain international transit contracts under ASC 842, which historically were determined to be leases, and concluded that the arrangements did not meet the definition of leases under the new leasing standard. In accordance with the transition guidance of ASC 842, such arrangements are included in the Company’s balance sheet as of January 1, 2019. The majority of the Company's transit contracts do not meet the definition of a lease due to substantive substitution rights within those contracts. Arrangements to lease building space consist primarily of the rental of office space, but may also include leases of other equipment, including automobiles and copiers. Operating leases are reflected on the Company's balance sheet within Operating lease right-of-use assets and the related short-term and long-term liabilities are included within Current and Noncurrent operating lease liabilities, respectively.
The Company's finance leases are included within Property, plant and equipment with the related liabilities included within Long-term debt.
ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the respective lease term. Lease expense is recognized on a straight-line basis over the lease term.
Certain of the Company's operating lease agreements include rental payments based on a percentage of revenue and others include rental payments adjusted periodically for inflationary changes. Percentage rent contracts, in which lease expense is calculated as a percentage of advertising revenue, and payments due to changes in inflationary adjustments are included within variable rent expense, which is accounted for separately from periodic straight-line lease expense. Amounts related to insurance and property taxes in lease arrangements when billed on a pass-through basis are allocated to the lease and non-lease components of the lease

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

based on their relative standalone selling prices. Internationally, the Company is commonly assessed VAT on its contracts, which is treated as a nonlease component.
Many operating lease contracts expire; however, the Company may continue to operate the leased assets after the rights and obligations of the lease agreements have expired. Such contracts, once expired, are not considered to be leases and future expected payments are not included in operating lease liabilities or ROU assets. Many of the Company's leases entered into in connection with advertising structures provide options to extend the terms of the agreements. Generally, renewal periods are excluded from minimum lease payments when calculating the lease liabilities as, for most leases, the Company does not consider exercise of such options to be reasonably certain. As a result, unless a renewal option is considered reasonably assured, the optional terms and payments are not been included within the lease liability. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The implicit rate within the Company's lease agreements is generally not determinable. As such, the Company uses the incremental borrowing rate ("IBR") to determine the present value of lease payments at the commencement of the lease. The IBR, as defined in ASC 842, is "the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment."

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the components of lease expense included within the Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2019:

(In thousands)	Three Months Ended March 31, 2019
Operating lease expense	$135,096
Variable lease expense	31,565
The following table provides the weighted average remaining lease term and the weighted average discount rate for the Company's leases as of March 31, 2019:

March 31, 2019
Operating lease weighted average remaining lease term (in years)	9.7
Operating lease weighted average discount rate	7.26%
As of March 31, 2019, the Company’s future maturities of operating lease liabilities were as follows:

(In thousands)
2019	$376,287
2020	419,101
2021	354,030
2022	274,785
2023	222,106
Thereafter	1,367,285
Total lease payments	$3,013,594
Less: Effect of discounting	978,603
Total operating lease liability	$2,034,991
The following table provides supplemental cash flow information related to leases:

(In thousands)	Three Months Ended March 31, 2019

Cash paid for amounts included in measurement of operating lease liabilities	$156,577
Lease liabilities arising from obtaining right-of-use assets[1]	$2,119,943
1Lease liabilities arising from obtaining right-of-use assets include transition liabilities upon adoption of ASC 842, as well as new leases entered into during the three months ended March 31, 2019.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets as of March 31, 2019 and December 31, 2018, respectively:

(In thousands)	March 31, 2019	December 31, 2018

Land, buildings and improvements	$146,128	$145,403
Structures	2,833,051	2,835,411
Furniture and other equipment	209,160	202,155
Construction in progress	66,649	73,030
	3,254,988	3,255,999
Less: accumulated depreciation	2,010,428	1,967,061
Property, plant and equipment, net	$1,244,560	$1,288,938

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

The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of March 31, 2019 and December 31, 2018, respectively:

(In thousands)	March 31, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$528,232	$(443,963)	$528,185	$(440,228)
Permanent easements	163,341	—	163,317	—
Other	5,926	(4,352)	5,919	(4,331)
Total	$697,499	$(448,315)	$697,421	$(444,559)

Total amortization expense related to definite-lived intangible assets for the three months ended March 31, 2019 and 2018 was $4.2 million and $5.2 million, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)
2020	$12,985
2021	12,651
2022	10,850
2023	6,449
2024	6,341

Goodwill
The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	Americas	International	Consolidated
Balance as of December 31, 2017	$507,819	$206,224	$714,043
Foreign currency	—	(8,040)	(8,040)
Balance as of December 31, 2018	$507,819	$198,184	$706,003
Foreign currency	—	(3,184)	(3,184)
Balance as of March 31, 2019	$507,819	$195,000	$702,819
NOTE 5 – LONG-TERM DEBT

Long-term debt outstanding as of March 31, 2019 and December 31, 2018 consisted of the following:

(In thousands)	March 31, 2019	December 31, 2018

Clear Channel Worldwide Holdings Senior Notes:
6.5% Series A Senior Notes Due 2022	$735,750	$735,750
6.5% Series B Senior Notes Due 2022	1,989,250	1,989,250
Clear Channel Worldwide Holdings Senior Subordinated Notes:
7.625% Series A Senior Subordinated Notes Due 2020(1)	—	275,000
7.625% Series B Senior Subordinated Notes Due 2020(1)	—	1,925,000
9.25% Senior Subordinated Notes Due 2024(1)	2,235,000	—
Receivables Based Credit Facility Due 2023(2)	—	—
Clear Channel International B.V. Senior Notes Due 2020	375,000	375,000
Other debt	3,828	3,882
Original issue discount	(867)	(739)
Long-term debt fees	(44,322)	(25,808)
Total debt	$5,293,639	$5,277,335
Less: current portion	234	227
Total long-term debt	$5,293,405	$5,277,108

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

(2)
The receivables based credit facility provides for revolving credit commitments of up to $125.0 million. As of March 31, 2019, the facility had $85.5 million of letters of credit outstanding and a borrowing base of $116.2 million, resulting in $30.7 million of excess availability. Certain additional restrictions, including a springing financial covenant, take effect at decreased levels of excess availability.

The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.5 billion and $5.2 billion as of March 31, 2019 and December 31, 2018, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 1.
9.25% Senior Subordinated Notes Due 2024
On February 12, 2019, CCWH, an indirect, wholly-owned subsidiary of the Company, completed the sale of $2,235.0 million in aggregate principal amount of New CCWH Subordinated Notes in a private placement to qualified institutional buyers under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the United States pursuant to Regulation S under the Securities Act.
The New CCWH Subordinated Notes were issued pursuant to an indenture, dated as of February 12, 2019 (the “New CCWH Notes Indenture”), among CCWH, the Company, Clear Channel Outdoor, Inc. (“CCOI”) and the other guarantors party thereto (collectively with the Company and CCOI, the “Guarantors”), and U.S. Bank National Association, as trustee, paying agent, registrar and transfer agent (the “Trustee”). The New CCWH Subordinated Notes mature on February 15, 2024 and bear interest at a rate of 9.25% per annum. Prior to the Company’s separation from iHeartMedia, Inc. in connection with the completion of iHeartMedia, Inc.’s Chapter 11 proceedings (the “Separation”), interest will be payable to the Trustee weekly in arrears. Following the Separation, interest will be payable to the Trustee semi-annually. In each case, interest will be payable to the holders of the New CCWH Subordinated Notes semi-annually on February 15 and August 15 of each year, beginning on August 15, 2019.
The New CCWH Subordinated Notes and the guarantees of the New CCWH Subordinated Notes are unsecured senior subordinated obligations that rank pari passu in right of payment to all senior subordinated indebtedness of Clear Channel Worldwide and the Guarantors, junior to all senior indebtedness of CCWH and the Guarantors, including CCWH's outstanding 6.50% Series A Senior Notes and Series B Senior Notes due 2022 (the “Senior Notes”), and senior to all future subordinated indebtedness of CCWH and the Guarantors that expressly provides that it is subordinated to the New CCWH Subordinated Notes. Following the satisfaction of certain conditions, including that the Senior Notes are no longer outstanding and at least a portion of such notes has been refinanced with senior secured indebtedness, New CCWH Subordinated Notes and the guarantees of the New CCWH Subordinated Notes will cease to be subordinated obligations and thereafter will rank pari passu in right of payment with all senior indebtedness of CCWH and the Guarantors (the “step-up”). There can be no assurance that the step-up will ever occur and that the New CCWH Subordinated Notes and the guarantees will ever cease to be subordinated indebtedness of CCWH and the Guarantors.
CCWH may redeem the New CCWH Subordinated Notes at its option, in whole or part, at any time prior to February 15, 2021, at a price equal to 100% of the principal amount of the New CCWH Subordinated Notes redeemed, plus a make-whole premium, plus accrued and unpaid interest to the redemption date. CCWH may redeem the New CCWH Subordinated Notes, in whole or in part, on or after February 15, 2021, at the redemption prices set forth in the Indenture plus accrued and unpaid interest to the redemption date. At any time prior to February 15, 2021, CCWH may elect to redeem up to 40% of the aggregate principal amount of the New CCWH Subordinated Notes at a redemption price equal to 109.25% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings. In addition, CCWH may redeem up to 20% of the aggregate principal amount of the New CCWH Subordinated Notes at any time prior to February 15, 2021, using the net proceeds from certain other equity offerings at 103% of the principal amount of the New CCWH Subordinated Notes. CCWH will be permitted to use these two redemption options concurrently but will not be permitted to redeem, in the aggregate, more than 40% of the principal amount of the New CCWH Subordinated Notes pursuant to these options.
The New CCWH Notes Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur or guarantee additional debt or issue certain preferred stock; (ii) redeem, purchase or retire subordinated debt; (iii) make certain investments; (iv) create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries that are not Guarantors; (v) enter into certain transactions with affiliates; (vi) merge or consolidate

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

with another person, or sell or otherwise dispose of all or substantially all of the Company’s assets; (vii) sell certain assets, including capital stock of the Company’s subsidiaries; (viii) designate the Company’s subsidiaries as unrestricted subsidiaries, (ix) pay dividends, redeem or repurchase capital stock or make other restricted payments; and (x) in the event that the step-up occurs and the New CCWH Subordinated Notes cease to be subordinated, incur certain liens.
Surety Bonds, Letters of Credit and Guarantees
As of March 31, 2019, the Company had $56.4 million, $85.5 million and $37.3 million in surety bonds, letters of credit and bank guarantees outstanding, respectively. A portion of the outstanding bank guarantees were supported by $16.9 million of cash collateral. Additionally, as of March 31, 2019, iHeartCommunications had outstanding commercial standby letters of credit of $1.6 million held on behalf of the Company.  These letters of credit, surety bonds and bank guarantees relate to various operational matters, including insurance, bid, concession and performance bonds, as well as other items.
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
Stockholder Litigation
On May 9, 2016, a stockholder of the Company filed a derivative lawsuit in the Court of Chancery of the State of Delaware (the “Delaware Chancery Court”), captioned GAMCO Asset Management Inc. v. iHeartMedia Inc. et al., C.A. No. 12312-VCS. The complaint named as defendants iHeartCommunications, Inc. (“iHeartCommunications”), the Company’s indirect parent company, iHeartMedia, Inc. (“iHeartMedia”), the parent company of iHeartCommunications, Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsor Defendants”), iHeartMedia’s private equity sponsors and majority owners, and the members of the Company’s board of directors. The Company also was named as a nominal defendant. The complaint alleged that the Company had been harmed by the intercompany agreements with iHeartCommunications, the Company’s lack of autonomy over its own cash and the actions of the defendants in serving the interests of iHeartMedia, iHeartCommunications and the Sponsor Defendants to the detriment of the Company and its minority stockholders. Specifically, the complaint alleged that the defendants breached their fiduciary duties by causing the Company to: (i) continue to loan cash to iHeartCommunications under the intercompany note at below-market rates; (ii) abandon its growth and acquisition strategies in favor of transactions that would provide cash to iHeartMedia and iHeartCommunications; (iii) issue new debt in the offering by Clear Channel International B.V, an international subsidiary of the Company (“CCIBV”) of 8.75% Senior Notes due 2020 (the “CCIBV Senior Notes” and such offering, “CCIBV Note Offering”) to provide cash to iHeartMedia and iHeartCommunications through a dividend; and (iv) effect the sales of certain outdoor markets in the U.S. (the “Outdoor Asset Sales”) allegedly to provide cash to iHeartMedia and iHeartCommunications through a dividend. The complaint also alleged that iHeartMedia, iHeartCommunications and the Sponsor Defendants aided and abetted the directors’ breaches of their fiduciary duties. The complaint further alleged that iHeartMedia, iHeartCommunications and the Sponsor Defendants were unjustly enriched as a result of these transactions and that these transactions constituted a waste of corporate assets for which the defendants are liable to the Company. The plaintiff sought, among other things, a ruling that the defendants breached their fiduciary duties to the Company and that iHeartMedia, iHeartCommunications and the Sponsor Defendants aided and abetted the board of directors’ breaches of fiduciary duty, rescission of payments to iHeartCommunications and its affiliates pursuant to dividends declared in connection with the CCIBV Note Offering and Outdoor Asset Sales, and an order requiring iHeartMedia, iHeartCommunications and the Sponsor Defendants to disgorge all profits they have received as a result of the alleged fiduciary misconduct.
On July 20, 2016, the defendants filed a motion to dismiss plaintiff's verified stockholder derivative complaint for failure to state a claim upon which relief can be granted. On November 23, 2016, the Delaware Chancery Court granted defendants’ motion to dismiss all claims brought by the plaintiff.  On December 19, 2016, the plaintiff filed a notice of appeal of the ruling. The oral

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

hearing on the appeal was held on October 11, 2017. On October 12, 2017, the Supreme Court of Delaware affirmed the lower court's ruling, dismissing the case.
On December 29, 2017, another stockholder of the Company filed a derivative lawsuit in the Delaware Chancery Court captioned Norfolk County Retirement System, v. iHeartMedia, Inc., et al., C.A. No. 2017-0930-JRS. The complaint names as defendants iHeartMedia, iHeartCommunications, the Sponsor Defendants, and the members of the Company's board of directors.  The Company is named as a nominal defendant. The complaint alleges that the Company has been harmed by the Company Board’s November 2017 decision to extend the maturity date of the intercompany revolving note (the “Third Amendment”) at what the complaint describes as far-below-market interest rates.  Specifically, the complaint alleges that (i) iHeartMedia and Sponsor defendants breached their fiduciary duties by exploiting their position of control to require the Company to enter the Third Amendment on terms unfair to the Company; (ii) the Company Board breached their duty of loyalty by approving the Third Amendment and elevating the interests of iHeartMedia, iHeartCommunications and the Sponsor Defendants over the interests of the Company and its minority unaffiliated stockholders; and (iii) the terms of the Third Amendment could not have been agreed to in good faith and represent a waste of corporate assets by the Company Board.  The complaint further alleges that iHeartMedia, iHeartCommunications and the Sponsor Defendants were unjustly enriched as a result of the unfairly favorable terms of the Third Amendment.  The plaintiff is seeking, among other things, a ruling that the defendants breached their fiduciary duties to the Company, a modification of the Third Amendment to bear a commercially reasonable rate of interest, and an order requiring disgorgement of all profits, benefits and other compensation obtained by defendants as a result of the alleged breaches of fiduciary duties.
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
On August 27, 2018, the same stockholder of the Company that had filed a derivative lawsuit against iHeartMedia and others in 2016 (GAMCO Asset Management Inc.) filed a putative class action lawsuit in the Delaware Chancery Court, captioned GAMCO Asset Management, Inc. v. Hendrix, et al., C.A. No. 2018-0633-JRS. The complaint names as defendants the Sponsor Defendants and the members of the Company’s board of directors. The complaint alleges that minority shareholders in the Company during the period November 8, 2017 to March 14, 2018 were harmed by decisions of the Company's board of directors and the intercompany note committee of the board of directors relating to the intercompany note. Specifically, the complaint alleges that (i) the members of the intercompany note committee breached their fiduciary duties by not demanding payment under the intercompany note and issuing a simultaneous dividend after a threshold tied to iHeartMedia’s liquidity had been reached; (ii) the Company's board of directors breached their fiduciary duties by approving the Third Amendment rather than allowing the intercompany note to expire; (iii) the Company's board of directors breached their fiduciary duties by not demanding payment under the intercompany note and issuing a simultaneous dividend after a threshold tied to iHeartMedia’s liquidity had been reached; and (iv) the Sponsor Defendants breached their fiduciary duties by not directing the Company's board of directors to permit the intercompany note to expire and to declare a dividend. The complaint further alleges that the Sponsor Defendants aided and abetted the Company’s board of director’s alleged breach of fiduciary duties. The plaintiff seeks, among other things, a ruling that the Company's board of directors, the intercompany note committee, and the Sponsor Defendants breached their fiduciary duties and that the Sponsor Defendants aided and abetted the Board’s breach of fiduciary duty; and an award of damages, together with pre- and post-judgment interests, to the putative class of minority shareholders.
On December 16, 2018, the Debtors, the Company, GAMCO Asset Management, Inc., and Norfolk County Retirement System entered into a settlement agreement (the "Settlement Agreement"), which resolves all claims, objections, and other causes of action that have been or could be asserted by or on behalf of the Company, GAMCO Asset Management, Inc., and/or Norfolk County Retirement System by and among the Debtors, the Company, GAMCO Asset Management, Inc., certain individual defendants in the GAMCO Asset Management, Inc. action and/or the Norfolk County Retirement System action, and the private equity sponsor defendants in such actions. The Settlement Agreement provides for the consensual separation of the Debtors and the Company, including approximately $149.0 million of recovery to CCOH on account of its claim against iHeartCommunications in the Chapter 11 cases, an unsecured revolving line of credit in an aggregate amount not to exceed $200 million from iHeartCommunications (the “iHeart Line of Credit”), the transfer of certain of the Debtors’ intellectual property to the Company, the waiver by the Debtors of the setoff for the value of the transferred intellectual property, mutual releases, the termination of the cash sweep under the existing Corporate Services Agreement, the termination of any agreements or licenses requiring royalty payments from the Company to the Debtors for trademarks or other intellectual property, the waiver of any post-petition amounts owed by the Company relating

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

to such trademarks or other intellectual property, and the execution of a new transition services agreement and other separation documents. The Settlement Agreement was approved by the Bankruptcy Court and the United States District Court for the Southern District of Texas in connection with the confirmation of the iHeartMedia Chapter 11 Cases on January 22, 2019.
China Investigation
Several employees of Clear Media Limited, an indirect, non-wholly-owned subsidiary of the Company whose ordinary shares are listed on the Hong Kong Stock Exchange, are subject to an ongoing police investigation in China for misappropriation of funds. The Company is not aware of any litigation, claim or assessment pending against the Company in relation to this investigation. Based on information known to date, the Company believes any contingent liabilities arising from potential misconduct that has been or may be identified by the investigation in China are not material to the Company’s consolidated financial statements. The effect of the misappropriation of funds is reflected in these financial statements in the appropriate periods.
The Company advised both the United States Securities and Exchange Commission and the United States Department of Justice of the investigation at Clear Media Limited and is cooperating to provide information in response to inquiries from the agencies. The Clear Media Limited investigation could implicate the books and records, internal controls and anti-bribery provisions of the U.S. Foreign Corrupt Practices Act, which statute and regulations provide for potential monetary penalties as well as criminal and civil sanctions. It is possible that monetary penalties and other sanctions could be assessed on the Company in connection with this matter. The nature and amount of any monetary penalty or other sanctions cannot reasonably be estimated at this time and could be qualitatively or quantitatively material to the Company.
Italy Investigation
During the three months ended June 30, 2018, the Company identified misstatements associated with VAT obligations in its business in Italy, which resulted in an understatement of its VAT obligation. These misstatements resulted in an understatement of other long-term liabilities of $16.9 million as of December 31, 2017. The effect of these misstatements is reflected in the historical financial statements in the appropriate periods. Upon identification of these misstatements, the Company undertook certain procedures, including a forensic investigation, which is ongoing. In addition, the Company voluntarily disclosed the matter and preliminary findings to the Italian tax authorities in order to commence a discussion on the appropriate calculation of the VAT position. The current expectation is that the Company may have to repay to the Italian tax authority a substantial portion of the VAT previously applied as a credit in relation to the transactions under investigation, amounting to approximately $17 million, including estimated possible penalties and interest. The Company made a payment of approximately $8.6 million during the fourth quarter of 2018 and expects to pay the remainder during the last half of 2019. The ultimate amount to be paid may differ from the estimates, and such differences may be material.
NOTE 7 — RELATED PARTY TRANSACTIONS
Merger Agreement
On March 27, 2019, as contemplated by the Settlement Agreement and iHeartMedia’s modified fifth amended Plan of Reorganization (the “iHeart Plan of Reorganization”), which was confirmed by the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court") on January 22, 2019, the Company and its immediate parent company, Clear Channel Holdings, Inc. (“CCH”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Subject to the terms and conditions of the Merger Agreement, the Company will merge with and into CCH (the “Merger”), with CCH surviving the Merger and changing its name to Clear Channel Outdoor Holdings, Inc. (“New CCOH”).
In connection with the Merger, each share of the Company’s Class A common stock (“CCOH Class A Common Stock”) issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than shares of CCOH Class A Common Stock held by CCH or any direct or indirect wholly-owned subsidiary of CCH) will be converted into one share of common stock of New CCOH (“New CCOH Common Stock”). The shares of the CCOH Class A Common Stock held by CCH and its subsidiaries (the “Excluded Shares”) will be canceled and retired, and no shares of New CCOH Common Stock will be exchanged for such shares. All of the outstanding shares of CCH’s common stock outstanding, all held by iHeartCommunications, immediately before the Merger will convert into 325,726,917 shares of New CCOH Common Stock. As a result, immediately after the Merger, New CCOH will have a single class of common stock, the pre-Merger CCOH Class A common stockholders (other than CCH and its subsidiaries) will own the same percentage of New CCOH that they owned of the Company immediately before

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the Merger, which is approximately 10.9% as of the date of this Quarterly Report on Form 10-Q, and all of the remaining 325,726,917 outstanding shares of New CCOH Common Stock will be held by iHeartCommunications.
Consummation of the Merger is subject to the satisfaction or waiver of certain conditions that are contained in the Merger Agreement, including: (i)(x) the affirmative vote or written consent of the holders of the shares representing the majority of the voting power of the CCOH common stock to adopt the Merger Agreement, to approve the Merger and to approve the consummation of the transactions contemplated thereby and (y) the affirmative vote or written consent of the holders of shares of CCH common stock entitled to vote to adopt the Merger Agreement, to approve the Merger and to approve the consummation of the transactions contemplated thereby, which conditions have been satisfied, (ii) no order, writ, judgment, injunction, decree, stipulation, determination or award entered by or with any governmental authority or other legal restraint or prohibition preventing the Merger or the transactions contemplated by the Merger Agreement will be in effect, (iii) the effectiveness of the registration statement, covering the shares of New CCOH Common Stock to be issued in the Merger (which condition has been satisfied), (iv) a period of at least 20 calendar days will have elapsed from the date the information statement/prospectus was first mailed to the Company’s stockholders, (v) the approval of the Merger Agreement by the Bankruptcy Court (which condition has been satisfied), (vi) CCH must (x) distribute the common stock of iHeart Operations, Inc., a newly formed corporation to the creditors of iHeartCommunications, (y) cause Broader Media, LLC, a wholly-owned subsidiary of CCH (“Broader Media”), to distribute all of the shares of the Company’s Class B common stock (“CCOH Class B Common Stock”) held by Broader Media to CCH, and (z) cause CC Finco, LLC, a wholly-owned subsidiary of CCH (“CC Finco”) to distribute all of the shares of CCOH Class A Common Stock held by CC Finco to CCH, (vii) the conversion of all outstanding shares of the CCOH Class B Common Stock into shares of CCOH Class A Common Stock will have occurred, (viii) that, as a condition to CCH’s obligation to consummate the Merger, CCH will have received a tax opinion issued by its tax counsel or another tax advisor, (ix) that, as a condition to the Company’s obligation to consummate the Merger, the Company will have received a tax opinion issued by its tax counsel or another tax advisor, (x) the approval by the New York Stock Exchange for listing of the New CCOH Common Stock, (xi) all conditions precedent to the effectiveness of the iHeartMedia Plan of Reorganization will have been satisfied prior to or contemporaneously with the closing of the Merger and (xii) other customary conditions.
Separation Agreement
On March 27, 2019, the Company, CCH, iHeartMedia and iHeartCommunications entered into a Settlement and Separation Agreement (the “Separation Agreement”) governing the terms of the separation of New CCOH as the surviving corporation under the Merger and each subsidiary of New CCOH after giving effect to a series of transactions to effect the Separation (the “Transactions” and New CCOH together with its subsidiaries, the “Outdoor Group”) from iHeartMedia and each of its subsidiaries immediately after giving effect to the Transactions (iHeartMedia together with its subsidiaries, the “iHeart Group”).
The Separation Agreement provides that on or before the date of the closing of the Merger Agreement (the “Closing Date”), (i) iHeartMedia and iHeartCommunications will cause each relevant member of the iHeart Group to assign, transfer, convey and deliver to iHeartCommunications, and iHeartCommunications will transfer to CCH or the relevant member of the Outdoor Group, any and all direct or indirect title and interest in the assets that are primarily related to or used primarily in connection with the business of the Outdoor Group (after giving effect to the Transactions) (the “Outdoor Business” and such assets, the “Outdoor Assets”), excluding certain excluded assets, and (ii) CCH and the Company will cause each relevant member of the Outdoor Group to transfer to the relevant member of the iHeart Group any and all direct or indirect title and interest in the assets of the business conducted by the iHeart Group after giving effect to the Transactions, including the radio business (the “iHeart Business” and such assets, the “iHeart Assets”).
At the same time as the transfer of the Outdoor Assets from the iHeart Group to the Outdoor Group, the members of the Outdoor Group will assume the liabilities associated with the Outdoor Business, subject to certain exceptions as set forth in the Separation Agreement. At the same time as the transfer of the iHeart Assets from the Outdoor Group to the iHeart Group, the members of the iHeart Group will assume the liabilities associated with the iHeart Business, subject to certain exceptions as set forth in the Separation Agreement.
In connection with the cash management arrangements with CCOH, iHeartCommunications maintains an intercompany revolving promissory note payable by iHeartCommunications to CCOH (the "Intercompany Note"), which matures on May 15, 2019.  As of December 31, 2017, the principal amount outstanding under the Intercompany Note was $1,067.6 million.  As a result of the Chapter 11 Cases, CCOH wrote down the balance of the note by $855.6 million during the fourth quarter of 2017 to reflect the estimated recoverable amount of the Intercompany Note as of December 31, 2017, based on management's best estimate of the cash settlement amount.  As of the Petition Date, the principal amount outstanding under the Intercompany Note was $1,031.7

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

million.  As of March 31, 2019, the asset recorded in respect of the Intercompany Note on the Company's balance sheet was $154.8 million.  Pursuant to an order entered by the Bankruptcy Court, as of March 14, 2018, the balance of the Intercompany Note is frozen, and following March 14, 2018, intercompany allocations that would have been reflected in adjustments to the balance of the Intercompany Note are instead reflected in an intercompany balance that accrues interest at a rate equal to the interest under the Intercompany Note.  As of March 31, 2019, the liability recorded in respect of the post-petition balance of the Due to iHeartCommunications Note on the Company's balance sheet was $73.7 million.
The Separation Agreement provides for cancellation of the note payable by iHeartCommunications to the Company (the “Due from iHeartCommunications Note”) and that any agreements or licenses requiring royalty payments to the iHeart Group by the Outdoor Group for trademarks or other intellectual property will terminate effective as of December 31, 2018. It also provides for (i) the repayment of the post-petition intercompany balance outstanding in favor of the Debtors as of December 31, 2018, which was equal to $21.6 million as of that date and (ii) the waiver of the set-off value of any royalties and IP license fees owed to iHeartCommunications equal to approximately $31.8 million from March 14, 2018 through December 31, 2018, such that the resulting intercompany balance on such date was $10.2 million in favor of the Company, payable on the Effective Date.  Since January 1, 2019, the Company has incurred an additional intercompany liability of $52.1 million in favor of iHeartCommunications as of March 31, 2019.  Pursuant to an amendment to the Separation Agreement (the "Separation Agreement Amendment"), the Company has agreed to offset the $149 million amount owed to us by the iHeart Group on the Effective Date by $52.1 million, resulting in a total net payment to the Company of approximately $107 million on the Effective Date (including the $10.2 million payment discussed above). Pursuant to the Amendment, within 15 business days after the Effective Date, iHeartCommunications or the Company will pay the other any intercompany liability incurred from April 1, 2019 through the Effective Date. In addition, the Separation Agreement provides that New CCOH will receive (i) the trademarks listed on the schedules to the Separation Agreement and (ii) reimbursement of the reasonable expenses of legal counsel and financial advisors incurred on or prior to the Closing Date of the Company’s board of directors or the special committee of the Company’s board of directors, in each case, to the extent incurred in connection with the Separation.
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
As of March 31, 2019 and December 31, 2018, the asset recorded in “Due from iHeartCommunications” on the consolidated balance sheet was $154.8 million.  The Company did not expect that the Company will be able to recover all of the amounts owed under the Due from iHeartCommunications Note upon the implementation of the iHeart Plan of Reorganization (as defined below). As a result, the Company recognized a loss of $855.6 million on the Due from iHeartCommunications Note during the fourth quarter of 2017 to reflect the estimated recoverable amount of the note as of December 31, 2017, based on management's best estimate of the cash settlement amount. In addition, upon the filing of the iHeart Chapter 11 Cases on March 14, 2018, the Company ceased recording interest income on the pre-petition balance due from iHeartCommunications as the collectability of the interest was not considered probable. As a result of the $855.6 million allowance on the Due from iHeartCommunications Note recognized during the fourth quarter of 2017 and the $21.3 million reserve recognized in relation to interest incurred during the pre-petition period in the three months ended March 31, 2018, the outstanding principal amount of $1,031.7 million was reduced to $154.8

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

million as of March 31, 2019 on the consolidated balance sheet. Pursuant to the Settlement Agreement, the Company agreed to a recovery amount of 14.44% of the outstanding principal amount, or approximately $149.0 million, in cash on the allowed claim of $1,031.7 million under the Due from iHeartCommunications Note.
The terms of the Due from iHeartCommunications Note provide that any balance over $1.0 billion accrues at an interest rate equal to the average yield of the nearest dated reference security, capped at 20%. As of March 31, 2019, the balance outstanding on the "Due from iHeartCommunications" exceeded $1.0 billion and therefore the interest rate applied to $1.0 billion of the balance outstanding was 9.3%.  The interest rate applied to the remaining balance was 20.0%. As noted above, no interest income was recorded on the pre-petition Due from iHeartCommunications Note during the three months ended March 31, 2019 and 2018, respectively.
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
Other Related Party Transactions
The Company provides advertising space on its billboards for iHeartMedia, Inc. and for radio stations owned by iHeartMedia, Inc. For the three months ended March 31, 2019 and 2018, the Company recorded $1.0 million and $1.5 million, respectively, in revenue for these advertisements. The majority of these agreements are leasing transactions as they convey to iHeartMedia, Inc. the right to control the use of the Company's advertising structures for a stated period of time.
Under the Corporate Services Agreement between iHeartCommunications and the Company, iHeartCommunications provides management services to the Company, which include, among other things: (i) treasury, payroll and other financial related services; (ii) certain executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; (viii) licensing of intellectual property, copyrights, trademarks and other intangible assets and (ix) other general corporate services.  These services are charged to the Company based on actual direct costs incurred or allocated by iHeartCommunications based on headcount, revenue or other factors on a pro rata basis. For the three months ended March 31, 2019 and 2018, the Company recorded $7.4 million and $17.2 million, respectively, as a component of corporate expenses for these services. The lower management services costs primarily resulted from iHeartCommunications no longer charging the trademark licensing fee in 2019. The iHeart Chapter 11 Cases could materially impact iHeartCommunications' ability to provide these services to us, which could cause significant uncertainties for us and disrupt our operations and/or adversely affect our rights under the Corporate Services Agreement and the other intercompany agreements.
Pursuant to the Tax Matters Agreement between iHeartCommunications and the Company, the operations of the Company are included in a consolidated federal income tax return filed by iHeartCommunications.  The Company’s provision for income taxes has been computed on the basis that the Company files separate consolidated federal income tax returns with its subsidiaries.  Tax payments are made to iHeartCommunications on the basis of the Company’s separate taxable income.  Tax benefits recognized on the Company’s employee stock option exercises are retained by the Company. In addition, if iHeartCommunications or its subsidiaries use certain of our tax attributes (including net operating losses, foreign tax credits and other credits) and such use results in a decrease in tax liability for iHeartCommunications or its subsidiaries, then iHeartCommunications will reimburse us for the use of such attributes based on the amount of tax benefit realized. In connection with the iHeart Plan of Reorganization, the Company, iHeartMedia and certain related entities will enter into a new tax matters agreement (the “New Tax Matters Agreement”) to allocate the responsibility of iHeartMedia and its subsidiaries, on the one hand, and CCOH and its subsidiaries, on the other, for the payment of taxes arising prior to and subsequent to, and/or in connection with the iHeart Plan of Reorganization. The New Tax Matters Agreement provides that any reduction of our tax attributes as a result of cancellation of indebtedness income realized in connection with the iHeart Chapter 11 Cases is not treated as a use of such tax attributes and, therefore, does not require iHeartMedia to reimburse us for such reduction.

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

Pursuant to the Employee Matters Agreement, the Company’s employees participate in iHeartCommunications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan.  For the three months ended March 31, 2019 and 2018, the Company recorded $2.3 million and $2.3 million, respectively, as a component of selling, general and administrative expenses for these services.

NOTE 8 – INCOME TAXES

Income Tax Benefit (Expense)

The Company’s income tax benefit (expense) for the three months ended March 31, 2019 and 2018 consisted of the following components:

(In thousands)	Three Months Ended March 31,
	2019	2018
Current tax expense	$(71,720)	$(28,456)
Deferred tax benefit (expense)	13,957	(16,911)
Income tax expense	$(57,763)	$(45,367)

The effective tax rate for the three months ended March 31, 2019 and 2018 was (51.7)% and (51.9)%, respectively. The effective rate for both periods was primarily impacted by the valuation allowance recorded against deferred tax assets resulting from current period net operating losses in U.S. federal, state and certain foreign jurisdictions due to uncertainty regarding the Company's ability to realize those assets in future periods.

NOTE 9 – SHARE-BASED COMPENSATION AND LOSS PER SHARE
The Company has granted restricted stock, restricted stock units and options to purchase shares of its Class A common stock to certain key individuals.

COMPUTATION OF LOSS PER SHARE

(In thousands, except per share data)	Three Months Ended March 31,
	2019	2018
NUMERATOR:
Net loss attributable to the Company – common shares	$(164,167)	$(128,422)

DENOMINATOR:
Weighted average common shares outstanding - basic	362,039	361,515
Weighted average common shares outstanding - diluted(1)	362,039	361,515

Net loss attributable to the Company per common share:
Basic	$(0.45)	$(0.36)
Diluted	$(0.45)	$(0.36)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)
Outstanding equity awards of 8.2 million and 7.9 million for the three months ended March 31, 2019 and 2018, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

NOTE 10 — OTHER INFORMATION
Other Comprehensive Income (Loss)
There was no change in deferred income tax liabilities resulting from adjustments to comprehensive loss for the three months ended March 31, 2019 and 2018.
Preferred Equity Commitment
On April 8, 2019, CCH entered into a Preferred Equity Commitment Letter (the "Commitment Letter") with an investor. Pursuant to the Commitment Letter, the investor has agreed to purchase 45,000 shares of Series A Perpetual Preferred Stock, par value $0.01 per share ("New CCOH Preferred Stock"), of CCH having an aggregate initial liquidation preference of $45 million for a cash purchase price of $45 million.
Dividends on the New CCOH Preferred Stock will accrue on a daily basis at the applicable dividend rate on the then-current liquidation preference of the New CCOH Preferred Stock, as and when declared by the board of directors. Dividends will either (a) be payable in cash, if and to the extent declared by the board of directors, or (b) be added to the liquidation preference. The dividend rate will be equal to (i) the greater of (a) a published LIBOR rate or (b) two (2%) percent plus (ii) either a cash dividend margin or an accruing dividend margin, in each case based on New CCOH’s consolidated leverage ratio, subject to certain adjustments. At any leverage ratio, the accruing dividend margin will exceed the cash dividend margin by 1.5%. Dividends, if declared, will be payable on March 31, June 30, September 30 and December 31 of each year (or on the next business day if such date is not a business day).
The Company may redeem any of the New CCOH Preferred Stock, at its option, at any time on or after the third anniversary of the Issue Date, in each case, in cash at a redemption price equal to the Liquidation Preference per share. Upon consummation of certain equity offerings, the Company may, at its option, redeem all or a part of the New CCOH Preferred Stock for the Liquidation Preference plus a make-whole premium. In addition, upon the occurrence of, among other things (i) any change of control, (ii) a liquidation, dissolution, or winding up or (iii) certain insolvency events, each holder may require the Company to redeem for cash all of the then outstanding shares of New CCOH Preferred Stock. In addition, the holders of New CCOH Preferred Shares may require a designated subsidiary of the Company to purchase the shares after the fifth anniversary of issuance.
On the tenth anniversary of the issue date of the New CCOH Preferred Stock, the shares of New CCOH Preferred Stock will be subject to mandatory redemption for an amount equal to the liquidation preference.
The certificate of designations for the New CCOH Preferred Stock will limit its ability to incur additional debt or any other security ranking pari passu with or senior to the New CCOH Preferred Stock, other than in (a) an amount not to exceed $300 million on a cumulative basis or (b) subject to an incurrence-based leverage test, subject to other customary carve-outs.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the Company's reportable segment results for the three months ended March 31, 2019 and 2018:

(In thousands)	Americas	International	Corporate and other reconciling items	Consolidated
Three Months Ended March 31, 2019
Revenue	$272,722	$314,394	$—	$587,116
Direct operating expenses	130,519	217,308	—	347,827
Selling, general and administrative expenses	51,636	71,330	—	122,966
Corporate expenses	—	—	28,614	28,614
Depreciation and amortization	39,496	34,581	999	75,076
Other operating expense, net	—	—	(3,522)	(3,522)
Operating income (loss)	$51,071	$(8,825)	$(33,135)	$9,111

Capital expenditures	$11,408	$14,819	$1,946	$28,173
Share-based compensation expense	$—	$—	$1,834	$1,834

Three Months Ended March 31, 2018
Revenue	$255,847	$342,551	$—	$598,398
Direct operating expenses	124,873	236,416	—	361,289
Selling, general and administrative expenses	48,950	78,458	—	127,408
Corporate expenses	—	—	35,435	35,435
Depreciation and amortization	44,504	38,565	991	84,060
Other operating expense, net	—	—	(54)	(54)
Operating income (loss)	$37,520	$(10,888)	$(36,480)	$(9,848)

Capital expenditures	$12,907	$15,272	$493	$28,672
Share-based compensation expense	$—	$—	$2,106	$2,106

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 – GUARANTOR SUBSIDIARIES

The Company and certain of the Company’s direct and indirect wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guarantee on a joint and several basis certain of the outstanding indebtedness of CCWH.  The following consolidating schedules present financial information on a combined basis in conformity with the SEC’s Regulation S-X Rule 3-10(d):

(In thousands)	March 31, 2019
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$1,562	$—	$20,753	$148,195	$—	$170,510
Accounts receivable, net of allowance	—	—	202,696	433,824	—	636,520
Intercompany receivables	—	716,437	2,783,630	43,840	(3,543,907)	—
Prepaid expenses	—	1,211	25,107	33,968	—	60,286
Other current assets	—	—	1,346	30,296	—	31,642
Total Current Assets	1,562	717,648	3,033,532	690,123	(3,543,907)	898,958
Structures, net	—	—	575,719	438,969	—	1,014,688
Other property, plant and equipment, net	—	—	122,732	107,140	—	229,872
Indefinite-lived intangibles	—	—	971,163	—	—	971,163
Other intangibles, net	—	—	232,174	17,010	—	249,184
Goodwill	—	—	507,820	194,999	—	702,819
Operating lease right-of-use assets	—	—	1,006,077	998,409	—	2,004,486
Due from iHeartCommunications	154,758	—	—	—	—	154,758
Intercompany notes receivable	182,026	5,184,629	4,895	16,272	(5,387,822)	—
Other assets	106,762	(3,672)	1,213,685	71,031	(1,288,100)	99,706
Total Assets	$445,108	$5,898,605	$7,667,797	$2,533,953	$(10,219,829)	$6,325,634

Accounts payable	$—	$—	$33,142	$71,884	$—	$105,026
Intercompany payable	2,783,630	—	760,277	—	(3,543,907)	—
Current operating lease liabilities	—	—	102,663	263,770	—	366,433
Accrued expenses	11,952	2,428	113,380	343,434	—	471,194
Deferred revenue	—	—	45,101	58,138	—	103,239
Current portion of long-term debt	—	—	234	—	—	234
Total Current Liabilities	2,795,582	2,428	1,054,797	737,226	(3,543,907)	1,046,126
Long-term debt	—	4,918,330	3,594	371,481	—	5,293,405
Noncurrent operating lease liabilities	—	—	907,067	761,491	—	1,668,558
Intercompany notes payable	—	16,273	5,107,467	264,082	(5,387,822)	—
Due to iHeartCommunications, post iHeart Chapter 11 Cases	73,747	—	—	—	—	73,747
Deferred tax liability	(35,587)	854	424,763	(66,570)	—	323,460
Other long-term liabilities	537	—	72,259	103,372	—	176,168
Total stockholders' equity (deficit)	(2,389,171)	960,720	97,850	362,871	(1,288,100)	(2,255,830)
Total Liabilities and Stockholders' Equity (Deficit)	$445,108	$5,898,605	$7,667,797	$2,533,953	$(10,219,829)	$6,325,634

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	December 31, 2018
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$1,560	$—	$18,464	$162,432	$—	$182,456
Accounts receivable, net of allowance	—	—	226,230	480,079	—	706,309
Intercompany receivables	—	773,844	2,807,601	66,551	(3,647,996)	—
Prepaid expenses	329	1,211	52,052	42,142	—	95,734
Other current assets	—	—	2,857	28,444	—	31,301
Total Current Assets	1,889	775,055	3,107,204	779,648	(3,647,996)	1,015,800
Structures, net	—	—	594,456	458,560	—	1,053,016
Other property, plant and equipment, net	—	—	127,449	108,473	—	235,922
Indefinite-lived intangibles	—	—	971,163	—	—	971,163
Other intangibles, net	—	—	235,326	17,536	—	252,862
Goodwill	—	—	507,820	198,183	—	706,003
Due from iHeartCommunications	154,758	—	—	—	—	154,758
Intercompany notes receivable	182,026	5,116,629	4,895	16,272	(5,319,822)	—
Other assets	252,239	44,792	1,291,278	80,466	(1,536,271)	132,504
Total Assets	$590,912	$5,936,476	$6,839,591	$1,659,138	$(10,504,089)	$4,522,028

Accounts payable	$—	$—	$30,206	$83,508	$—	$113,714
Intercompany payable	2,807,601	—	840,395	—	(3,647,996)	—
Accrued expenses	33,632	1,599	68,484	427,108	—	530,823
Deferred revenue	—	—	45,914	39,138	—	85,052
Current portion of long-term debt	—	—	227	—	—	227
Total Current Liabilities	2,841,233	1,599	985,226	549,754	(3,647,996)	729,816
Long-term debt	—	4,902,447	3,654	371,007	—	5,277,108
Intercompany notes payable	—	16,273	5,039,418	264,131	(5,319,822)	—
Due to iHeartCommunications, post iHeart Chapter 11 Cases	21,591	—	—	—	—	21,591
Deferred tax liability	(46,739)	853	428,319	(47,418)	—	335,015
Other long-term liabilities	542	—	139,647	119,961	—	260,150
Total stockholders' equity (deficit)	(2,225,715)	1,015,304	243,327	401,703	(1,536,271)	(2,101,652)
Total Liabilities and Stockholders' Equity (Deficit)	$590,912	$5,936,476	$6,839,591	$1,659,138	$(10,504,089)	$4,522,028

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2019
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$270,452	$316,664	$—	$587,116
Operating expenses:
Direct operating expenses	—	—	129,054	218,773	—	347,827
Selling, general and administrative expenses	—	—	51,379	71,587	—	122,966
Corporate expenses	1,109	—	16,885	10,620	—	28,614
Depreciation and amortization	—	—	40,212	34,864	—	75,076
Other operating expense, net	(113)	—	(424)	(2,985)	—	(3,522)
Operating income (loss)	(1,222)	—	32,498	(22,165)	—	9,111
Interest expense	805	104,565	586	8,907	—	114,863
Intercompany interest income	5,464	104,990	6,471	—	(116,925)	—
Intercompany interest expense	811	250	110,454	5,410	(116,925)	—
Equity in loss of nonconsolidated affiliates	(144,442)	(31,410)	(37,676)	(348)	213,669	(207)
Loss on extinguishment of debt	—	(5,474)	—	—	—	(5,474)
Other income (expense), net	—	—	(2,763)	2,405	—	(358)
Loss before income taxes	(141,816)	(36,709)	(112,510)	(34,425)	213,669	(111,791)
Income tax expense	(22,351)	(821)	(31,932)	(2,659)	—	(57,763)
Consolidated net loss	(164,167)	(37,530)	(144,442)	(37,084)	213,669	(169,554)
Less amount attributable to noncontrolling interest	—	—	—	(5,387)	—	(5,387)
Net loss attributable to the Company	$(164,167)	$(37,530)	$(144,442)	$(31,697)	$213,669	$(164,167)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	15,378	(12,829)	—	2,549
Equity in subsidiary comprehensive loss	(1,035)	(17,054)	(16,413)	—	34,502	—
Comprehensive loss	(165,202)	(54,584)	(145,477)	(44,526)	248,171	(161,618)
Less amount attributable to noncontrolling interest	—	—	—	3,584	—	3,584
Comprehensive loss attributable to the Company	$(165,202)	$(54,584)	$(145,477)	$(48,110)	$248,171	$(165,202)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2018
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$253,663	$344,735	$—	$598,398
Operating expenses:
Direct operating expenses	—	—	123,345	237,944	—	361,289
Selling, general and administrative expenses	—	—	48,723	78,685	—	127,408
Corporate expenses	3,059	—	23,922	8,454	—	35,435
Depreciation and amortization	—	—	45,228	38,832	—	84,060
Other operating income (expense), net	(104)	—	(600)	650	—	(54)
Operating income (loss)	(3,163)	—	11,845	(18,530)	—	(9,848)
Interest (income) expense , net	(2)	88,169	388	8,709	—	97,264
Intercompany interest income	4,146	90,228	5,297	—	(99,671)	—
Intercompany interest expense	—	217	94,374	5,080	(99,671)	—
Equity in earnings (loss) of nonconsolidated affiliates	(116,424)	(6,509)	(6,279)	(127)	129,527	188
Other income, net	416	—	1,641	17,396	—	19,453
Loss before income taxes	(115,023)	(4,667)	(82,258)	(15,050)	129,527	(87,471)
Income tax benefit (expense)	(13,399)	(2,662)	(34,166)	4,860	—	(45,367)
Consolidated net loss	(128,422)	(7,329)	(116,424)	(10,190)	129,527	(132,838)
Less amount attributable to noncontrolling interest	—	—	—	(4,416)	—	(4,416)
Net loss attributable to the Company	$(128,422)	$(7,329)	$(116,424)	$(5,774)	$129,527	$(128,422)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	70	6,712	—	6,782
Equity in subsidiary comprehensive income (loss)	1,546	(742)	1,476	—	(2,280)	—
Comprehensive income (loss)	(126,876)	(8,071)	(114,878)	938	127,247	(121,640)
Less amount attributable to noncontrolling interest	—	—	—	5,236	—	5,236
Comprehensive loss attributable to the Company	$(126,876)	$(8,071)	$(114,878)	$(4,298)	$127,247	$(126,876)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2019
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(164,167)	$(37,530)	$(144,442)	$(37,084)	$213,669	$(169,554)
Reconciling items:
Depreciation and amortization	—	—	40,212	34,864	—	75,076
Deferred taxes	11,152	1	(3,556)	(21,554)	—	(13,957)
Provision for doubtful accounts	—	—	991	855	—	1,846
Amortization of deferred financing charges and note discounts, net	—	2,161	—	475	—	2,636
Share-based compensation	—	—	1,682	152	—	1,834
Loss on disposal of operating assets, net	—	—	424	2,985	—	3,409
Equity in loss of nonconsolidated affiliates	144,442	31,410	37,676	348	(213,669)	207
Loss on extinguishment of debt	—	5,474	—	—	—	5,474
Foreign exchange transaction gain	—	—	(564)	—	—	(564)
Other reconciling items, net	—	—	(866)	(782)	—	(1,648)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	—	—	22,544	46,705	—	69,249
(Increase) decrease in prepaids and other current assets	329	—	(18,703)	(7,884)	—	(26,258)
Increase (decrease) in accrued expenses	(21,680)	225	47,654	(49,222)	—	(23,023)
Increase (decrease) in accounts payable	—	—	2,936	(10,765)	—	(7,829)
Increase in accrued interest	—	604	446	8,390	—	9,440
Increase (decrease) in deferred income	—	—	(1,396)	19,717	—	18,321
Changes in other operating assets and liabilities	—	—	3,956	3,705	—	7,661
Net cash provided by (used for) operating activities	$(29,924)	$2,345	$(11,006)	$(9,095)	$—	$(47,680)
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(13,338)	(14,835)	—	(28,173)
Proceeds from disposal of assets	—	—	480	121	—	601
Increase in intercompany notes receivable, net	—	(68,000)	—	—	68,000	—
Change in other, net	—	—	—	(4)	—	(4)
Net cash used for investing activities	$—	$(68,000)	$(12,858)	$(14,718)	$68,000	$(27,576)
Cash flows from financing activities:
Proceeds from long-term debt	—	2,235,000	—	—	—	2,235,000
Payments on long-term debt	—	(2,200,000)	(54)	—	—	(2,200,054)
Net transfers from iHeartCommunications	52,156	—	—	—	—	52,156
Dividends and other payments to noncontrolling interests	—	—	—	(69)	—	(69)
Dividends paid	(4)	—	—	—	—	(4)
Increase in intercompany notes payable, net	—	—	68,000	—	(68,000)	—
Intercompany funding	(22,292)	57,407	(41,790)	6,675	—	—
Deferred financing charges	—	(26,752)	—	—	—	(26,752)
Change in other, net	66	—	(3)	—	—	63
Net cash provided by financing activities	29,926	65,655	26,153	6,606	(68,000)	60,340
Effect of exchange rate changes on cash	—	—	—	586	—	586
Net increase (decrease) in cash, cash equivalents and restricted cash	2	—	2,289	(16,621)	—	(14,330)
Cash, cash equivalents and restricted cash at beginning of year	1,560	—	18,464	182,845	—	202,869
Cash, cash equivalents and restricted cash at end of year	$1,562	$—	$20,753	$166,224	$—	$188,539

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Three Months Ended March 31, 2018
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(128,422)	$(7,329)	$(116,424)	$(10,190)	$129,527	$(132,838)
Reconciling items:
Depreciation and amortization	—	—	45,228	38,832	—	84,060
Deferred taxes	25,729	—	(9,182)	364	—	16,911
Provision for doubtful accounts	—	—	854	832	—	1,686
Amortization of deferred financing charges and note discounts, net	—	2,204	—	424	—	2,628
Share-based compensation	—	—	1,800	306	—	2,106
Gain on sale of operating and fixed assets	—	—	(136)	(52)	—	(188)
Equity in (earnings) loss of nonconsolidated affiliates	116,424	6,509	6,279	127	(129,527)	(188)
Foreign exchange transaction gain	—	—	(41)	(19,559)	—	(19,600)
Other reconciling items, net	—	—	(562)	(407)	—	(969)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	—	—	11,886	24,431	—	36,317
(Increase) decrease in prepaids and other current assets	27	358	(19,065)	(19,743)	—	(38,423)
Increase (decrease) in accrued expenses	(12,620)	3,977	26,776	(43,565)	—	(25,432)
Increase in accounts payable	—	—	21,569	9,005	—	30,574
Increase in accrued interest	—	—	376	8,115	—	8,491
Increase in deferred income	—	—	16,740	30,644	—	47,384
Changes in other operating assets and liabilities	(1,981)	—	(870)	(4,642)	—	(7,493)
Net cash provided by (used for) operating activities	$(843)	$5,719	$(14,772)	$14,922	$—	$5,026
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(13,345)	(15,327)	—	(28,672)
Proceeds from disposal of assets	—	—	577	704	—	1,281
Increase in intercompany notes receivable, net	—	(9,350)	—	—	9,350	—
Change in other, net	—	—	1	133	—	134
Net cash used for investing activities	$—	$(9,350)	$(12,767)	$(14,490)	$9,350	$(27,257)
Cash flows from financing activities:
Payments on long-term debt	—	—	(34)	(121)	—	(155)
Net transfers from iHeartCommunications	60,677	—	—	—	—	60,677
Dividends and other payments to noncontrolling interests	—	—	—	(97)	—	(97)
Dividends paid	(29,910)	—	1,111	(1,111)	—	(29,910)
Increase in intercompany notes payable, net	—	—	—	9,350	(9,350)	—
Intercompany funding	(29,816)	3,631	19,111	7,074	—	—
Change in other, net	(16)	—	—	—	—	(16)
Net cash provided by financing activities	935	3,631	20,188	15,095	(9,350)	30,499
Effect of exchange rate changes on cash	—	—	—	3,292	—	3,292
Net increase (decrease) in cash, cash equivalents and restricted cash	92	—	(7,351)	18,819	—	11,560
Cash, cash equivalents and restricted cash at beginning of year	27,653	—	22,841	137,816	—	188,310
Cash, cash equivalents and restricted cash at end of year	$27,745	$—	$15,490	$156,635	$—	$199,870

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Format of Presentation
Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related footnotes contained in Item 1 of this Quarterly Report on Form 10-Q.  Our discussion is presented on both a consolidated and segment basis.  All references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.  Our reportable segments are Americas outdoor advertising (“Americas”) and International outdoor advertising (“International”).  Our Americas and International segments provide outdoor advertising services in their respective geographic regions using various digital and traditional display types. Certain prior period amounts have been reclassified to conform to the 2019 presentation.

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

Certain prior period amounts have been reclassified to conform to the 2019 presentation.
Executive Summary
The key developments that impacted our business during the three months ended March 31, 2019 are summarized below:

•
Consolidated revenue decreased $11.3 million during the three months ended March 31, 2019 compared to the same period of 2018. Excluding a $24.7 million impact from movements in foreign exchange rates, consolidated revenue increased $13.4 million during the three months ended March 31, 2019 compared to the same period of 2018.

•
Clear Channel Worldwide Holdings, Inc. ("CCWH") issued $2,235.0 million of new 9.25% Senior Subordinated Notes due 2024. Proceeds from the new notes were used to pay total principal amount outstanding and accrued and unpaid interest on the $2,200.0 million aggregate principal amount of 7.625% CCWH Series A and Series B Senior Subordinated Notes Due 2020.

Revenue and expenses “excluding the impact of foreign exchange movements” in this MD&A are presented because management believes that viewing certain financial results without the impact of fluctuations in foreign currency rates facilitates period to period comparisons of business performance and provides useful information to investors.  Revenue and expenses “excluding the impact of foreign exchange movements” are calculated by converting the current period’s revenue and expenses in local currency to U.S. dollars using average foreign exchange rates for the prior period.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The comparison of our historical results of operations for the three months ended March 31, 2019 to the three months ended March 31, 2018 is as follows:

(In thousands)	Three Months Ended March 31,		%
	2019	2018	Change
Revenue	$587,116	$598,398	(1.9)%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	347,827	361,289	(3.7)%
Selling, general and administrative expenses (excludes depreciation and amortization)	122,966	127,408	(3.5)%
Corporate expenses (excludes depreciation and amortization)	28,614	35,435	(19.2)%
Depreciation and amortization	75,076	84,060	(10.7)%
Other operating income, net	(3,522)	(54)
Operating income (loss)	9,111	(9,848)	(192.5)%
Interest expense	114,863	97,264
Equity in income (loss) of nonconsolidated affiliates	(207)	188
Loss on extinguishment of debt	(5,474)	—
Other income (expense), net	(358)	19,453
Loss before income taxes	(111,791)	(87,471)
Income tax expense	(57,763)	(45,367)
Consolidated net loss	(169,554)	(132,838)
Less amount attributable to noncontrolling interest	(5,387)	(4,416)
Net loss attributable to the Company	$(164,167)	$(128,422)

Consolidated Revenue
Consolidated revenue decreased $11.3 million during the three months ended March 31, 2019 compared to the same period of 2018. Excluding the $24.7 million impact from movements in foreign exchange rates, consolidated revenue increased $13.4 million during the three months ended March 31, 2019 compared to the same period of 2018. The increase in consolidated revenue is due to revenue growth from our Americas business, offset by lower revenue from our International business.
Consolidated Direct Operating Expenses
Consolidated direct operating expenses decreased $13.5 million during the three months ended March 31, 2019 compared to the same period of 2018. Excluding the $17.2 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $3.7 million during the three months ended March 31, 2019 compared to the same period of 2018. Direct operating expenses was higher in our Americas business, primarily due to higher variable expenses, driven by increased revenue, offset by lower direct operating expenses in our International business.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses decreased $4.4 million during the three months ended March 31, 2019 compared to the same period of 2018. Excluding the $5.6 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $1.2 million during the three months ended March 31, 2019 compared to the same period of 2018. SG&A expenses were higher primarily due to higher variable incentive compensation from our Americas business.
Corporate Expenses
Corporate expenses decreased $6.8 million during the three months ended March 31, 2019 compared to the same period of 2018, primarily as a result of lower management allocation costs, resulting from the expiration of the Clear Channel Trademark

License Agreement with iHeartMedia, which ended in 2018, and a decrease in sponsorship management fees, which are no longer being incurred as a result of the iHeart Chapter 11 Cases.
Depreciation and Amortization
Depreciation and amortization decreased $9.0 million during the three months ended March 31, 2019 compared to the same period in 2018, primarily due to assets becoming fully depreciated or fully amortized.
Other Operating Expense, Net
Other operating expense, net of $3.5 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively, relates to net losses recognized on disposals of assets.
Interest Expense
Interest expense increased $17.6 million during the three months ended March 31, 2019 compared to the same period of 2018, primarily due to higher interest incurred in conjunction with the refinancing of the $2,200 million of 7.625% Series A Senior Subordinated Notes due 2020 issued by CCWH (the “Series A CCWH Subordinated Notes) and 7.625% Series B Senior Subordinated Notes due 2020 issued by CCWH (the “Series B CCWH Subordinated Notes” and together with the Series A CCWH Subordinated Notes, the “CCWH Subordinated Notes”) with $2,235.0 million of 9.25% Senior Subordinated Notes due 2024 issued by CCWH (the “New CCWH Subordinated Notes”). For the period from February 4, 2019 to March 6, 2019, both the $2,200 million of 7.625% CCWH Series A and B Senior Subordinated Notes due 2020 and the 9.25% CCWH Senior Subordinated Notes due 2024 were outstanding, resulting in incremental interest expense of $13.8 million.
Loss on Extinguishment of Debt, Net
Loss on extinguishment of debt, net was $5.5 million for the three months ended March 31, 2019, which resulted from a loss recognized in relation to the refinancing of the 7.625% CCWH Senior Subordinated Notes. No gain or loss on extinguishment of debt was recognized for the three months ended March 31, 2018.
 Other Income (Expense), Net
Other expense, net of $0.4 million recognized in the three months ended March 31, 2019 related primarily to net foreign exchange losses recognized in connection with intercompany notes denominated in foreign currencies.

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

The effective tax rate for the three months ended March 31, 2019 and 2018 was (51.7)% and (51.9)%, respectively. The effective rate for both periods was primarily impacted by the valuation allowance recorded against deferred tax assets resulting from current period net operating losses in U.S. federal, state and certain foreign jurisdictions due to uncertainty regarding the our ability to realize those assets in future periods.

Americas Outdoor Advertising Results of Operations

Our Americas outdoor operating results were as follows:

(In thousands)	Three Months Ended March 31,		%
	2019	2018	Change
Revenue	$272,722	$255,847	6.6%
Direct operating expenses	130,519	124,873	4.5%
SG&A expenses	51,636	48,950	5.5%
Depreciation and amortization	39,496	44,504	(11.3)%
Operating income	$51,071	$37,520	36.1%

Three Months
Americas revenue increased $16.9 million during the three months ended March 31, 2019 compared to the same period of 2018. The increase was driven by revenue from airports and digital and print billboards.

Americas direct operating expenses increased $5.6 million during the three months ended March 31, 2019 compared to the same period of 2018. The increase was driven by higher site lease expenses, primarily related to increased revenue. Americas SG&A expenses increased $2.7 million during the three months ended March 31, 2019 compared to the same period of 2018, primarily related to higher variable employee compensation expenses.

International Outdoor Advertising Results of Operations

Our International operating results were as follows:

(In thousands)	Three Months Ended March 31,		%
	2019	2018	Change
Revenue	$314,394	$342,551	(8.2)%
Direct operating expenses	217,308	236,416	(8.1)%
SG&A expenses	71,330	78,458	(9.1)%
Depreciation and amortization	34,581	38,565	(10.3)%
Operating income	$(8,825)	$(10,888)	(18.9)%

Three Months
International revenue decreased $28.2 million during the three months ended March 31, 2019 compared to the same period of 2018. Excluding the $24.7 million impact from movements in foreign exchange rates, International revenue decreased $3.5 million during the three months ended March 31, 2019 compared to the same period of 2018. The decrease in revenue is due primarily to lower revenue as a result of contracts not being renewed in certain countries, including Italy and Spain. This decrease was partially offset by growth in multiple countries, including Sweden, which continues to benefit from new digital inventory and strong market conditions.

International direct operating expenses decreased $19.1 million during the three months ended March 31, 2019 compared to the same period of 2018. Excluding the $17.2 million impact from movements in foreign exchange rates, International direct operating expenses decreased $1.9 million during the three months ended March 31, 2019 compared to the same period of 2018. The decrease was primarily due to lower site lease expenses in countries with lower revenue, including Italy, partially offset by site lease expenses related to new contracts. International SG&A expenses decreased $7.1 million during the three months ended March 31, 2019 compared to the same period of 2018. Excluding the $5.6 million impact from movements in foreign exchange rates, International SG&A expenses decreased $1.5 million during the three months ended March 31, 2019 compared to the same period of 2018.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Three Months Ended March 31,
	2019	2018
Americas advertising	$51,071	$37,520
International advertising	(8,825)	(10,888)
Other operating income, net	(3,522)	(54)
Corporate and other (1)	(29,613)	(36,426)
Consolidated operating income	$9,111	$(9,848)

(1)	Corporate and other includes expenses related to Americas and International as well as overall executive, administrative and support functions.

Share-Based Compensation Expense
We have granted restricted stock, restricted stock units and options to purchase shares of our Class A common stock to certain key individuals under our equity incentive plans. Certain employees receive equity awards pursuant to our equity incentive plans.  As of March 31, 2019, there was $13.5 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately 2.9 years.

Share-based compensation expenses are recorded in corporate expenses and were $1.8 million and $2.1 million for the three months ended March 31, 2019 and 2018.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following discussion highlights cash flow activities during the three months ended March 31, 2019 and 2018:

(In thousands)	Three Months Ended March 31,
	2019	2018
Cash provided by (used for):
Operating activities	$(47,680)	$5,026
Investing activities	$(27,576)	$(27,257)
Financing activities	$60,340	$30,499

Operating Activities
Cash used for operating activities was $47.7 million during the three months ended March 31, 2019 compared to $5.0 million of cash provided by operating activities during the three months ended March 31, 2018.  The decrease in cash provided by operating activities is primarily attributed to an increase in cash paid for interest of $16.5 million, driven by the refinancing of the 7.625% CCWH Senior Subordinated Notes due 2020 and higher cash payments for taxes, as well as changes in working capital balances, which were affected by the timing of payments. Cash paid for interest for the three months ended March 31, 2019 and March 31, 2018 was $102.6 million and $86.1 million, respectively.
Investing Activities
Cash used for investing activities of $27.6 million during the three months ended March 31, 2019 primarily reflected our capital expenditures of $28.2 million. We spent $11.4 million in our Americas segment primarily related to the construction of new advertising structures, such as digital boards, $14.8 million in our International segment primarily related to street furniture and transit advertising structures, including digital displays, and $2.0 million in Corporate primarily related to equipment and software purchases.
Cash used for investing activities of $27.3 million during the three months ended March 31, 2018 primarily reflected our capital expenditures of $28.7 million. We spent $12.9 million in our Americas segment primarily related to the construction of new advertising structures such as digital displays, $15.3 million in our International segment primarily related to street furniture and transit advertising structures and $0.5 million in Corporate primarily related to equipment and software purchases.
Financing Activities
Cash provided by financing activities of $60.3 million during the three months ended March 31, 2019 primarily reflected net transfers of $52.2 million in cash from iHeartCommunications, which represents the activity in the “Due from iHeartCommunications” account.
Cash used for financing activities of $30.5 million during the three months ended March 31, 2018 primarily reflected net transfers of $60.7 million in cash from iHeartCommunications, which represents the activity in the “Due from iHeartCommunications” account, partially offset by cash dividends paid of $29.9 million.
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
The iHeart Chapter 11 Cases are being jointly administered in the Bankruptcy Court under the caption In re: iHeartMedia, Inc. et al., Case No. 18-31274 (MI). The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. iHeartMedia’s modified fifth amended Plan of Reorganization (the “iHeart Plan of Reorganization”) was confirmed by the Bankruptcy Court on January 22, 2019. The iHeart Plan of Reorganization contemplates a restructuring of the Debtors whereby our business will be separated from iHeartCommunications upon consummation of the iHeart Plan of Reorganization and the conclusion of the iHeart Chapter 11 Cases. The iHeart Plan of Reorganization also contemplates, among other things, (i) a recovery equal to 14.44% of the allowed amount of our claim arising under the Due from iHeartCommunications Note, and (ii) the issuance of preferred stock in connection with the Separation (the “New CCOH Preferred Stock”), the proceeds of which may be used to as a source of liquidity for us. See “-Sources of Capital-New CCOH Preferred Stock.” The transaction steps contemplate that prior to the Separation, iHeartCommunications will distribute all of its subsidiaries other than CCOH to a subsidiary of iHeartCommunications, and we will merge with and into Clear Channel Holdings, Inc. ("CCH"), with CCH as the surviving company, which will be renamed “Clear Channel Outdoor Holdings, Inc.” Immediately following the Merger, as defined below, our public stockholders will own the same percentage of the surviving corporation as they did in us prior to the Merger, and iHeartCommunications will distribute the shares of the surviving company that it holds to certain holders of claims in the iHeart Chapter 11 Cases.
Effectiveness of the iHeartMedia Plan of Reorganization and consummation of the Separation is subject to certain conditions, including the receipt of certain governmental approvals. Although the timing of when and if all such conditions will be satisfied or otherwise waived is inherently uncertain, iHeartMedia currently anticipates the iHeartMedia Plan of Reorganization will become effective and iHeartMedia will emerge from Chapter 11 during the second quarter of 2019.
Merger Agreement
On March 27, 2019, as contemplated by the Settlement Agreement and the iHeart Plan of Reorganization, which was confirmed by the Bankruptcy Court on January 22, 2019, we and our immediate parent company, CCH, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Subject to the terms and conditions of the Merger Agreement, we will merge with and into CCH (the “Merger”), with CCH surviving the Merger and changing its name to Clear Channel Outdoor Holdings, Inc. (“New CCOH”).
In connection with the Merger, each share of our Class A common stock (“CCOH Class A Common Stock”) issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than shares of CCOH Class A Common Stock held by CCH or any direct or indirect wholly-owned subsidiary of CCH) will be converted into one share of common stock of New CCOH (“New CCOH Common Stock”). The shares of the CCOH Class A Common Stock held by CCH and its subsidiaries (the “Excluded Shares”) will be canceled and retired, and no shares of New CCOH Common Stock will be exchanged for such shares. All of the outstanding shares of CCH’s common stock outstanding, all held by iHeartCommunications, immediately before the Merger will convert into 325,726,917 shares of New CCOH Common Stock. As a result, immediately after the Merger, New CCOH will have a single class of common stock, the pre-Merger CCOH Class A common stockholders (other than CCH and its subsidiaries) will own the same percentage of New CCOH that they owned of the Company immediately before the Merger, which is approximately 10.9% as of the date of this Quarterly Report on Form 10-Q, and all of the remaining 325,726,917 outstanding shares of New CCOH Common Stock will be held by iHeartCommunications.
The Separation Agreement
On March 27, 2019, we, CCH, iHeartMedia and iHeartCommunications entered into a Settlement and Separation Agreement (the “Separation Agreement”) governing the terms of the separation of New CCOH as the surviving corporation under the Merger and each subsidiary of New CCOH after giving effect to a series of transactions to effect the Separation (the “Transactions” and New CCOH together with its subsidiaries, the “Outdoor Group”) from iHeartMedia and each of its subsidiaries immediately after giving effect to the Transactions (iHeartMedia together with its subsidiaries, the “iHeart Group”).
The Separation Agreement provides that on or before the date of the closing of the Merger Agreement (the “Closing Date”), (i) iHeartMedia and iHeartCommunications will cause each relevant member of the iHeart Group to assign, transfer, convey and deliver to iHeartCommunications, and iHeartCommunications will transfer to CCH or the relevant member of the Outdoor Group, any and all direct or indirect title and interest in the assets that are primarily related to or used primarily in connection with the business of the Outdoor Group (after giving effect to the Transactions) (the “Outdoor Business” and such assets, the “Outdoor Assets”), excluding certain excluded assets, and (ii) CCH and the Company will cause each relevant member of the Outdoor Group to transfer to the relevant member of the iHeart Group any and all direct or indirect title and interest in the assets of the business conducted by the iHeart Group after giving effect to the Transactions, including the radio business (the “iHeart Business” and such assets, the “iHeart Assets”).
At the same time as the transfer of the Outdoor Assets from the iHeart Group to the Outdoor Group, the members of the Outdoor Group will assume the liabilities associated with the Outdoor Business, subject to certain exceptions as set forth in the Separation Agreement. At the same time as the transfer of the iHeart Assets from the Outdoor Group to the iHeart Group, the members of the iHeart Group will assume the liabilities associated with the iHeart Business, subject to certain exceptions as set forth in the Separation Agreement.
In connection with the cash management arrangements with us, iHeartCommunications maintains an intercompany revolving promissory note payable by iHeartCommunications to us (the "Intercompany Note"), which matures on May 15, 2019.  As of December 31, 2017, the principal amount outstanding under the Intercompany Note was $1,067.6 million.  As a result of the Chapter 11 Cases, we wrote down the balance of the note by $855.6 million during the fourth quarter of 2017 to reflect the estimated recoverable amount of the Intercompany Note as of December 31, 2017, based on management's best estimate of the cash settlement amount.  As of the Petition Date, the principal amount outstanding under the Intercompany Note was $1,031.7 million.  As of March 31, 2019, the asset recorded in respect of the Intercompany Note on our balance sheet was $154.8 million.  Pursuant to an order entered by the Bankruptcy Court, as of March 14, 2018, the balance of the Intercompany Note is frozen, and following March 14, 2018, intercompany allocations that would have been reflected in adjustments to the balance of the Intercompany Note are instead reflected in an intercompany balance that accrues interest at a rate equal to the interest under the Intercompany Note.  As of March 31, 2019, the liability recorded in respect of the post-petition balance of the Due to iHeartCommunications Note on our balance sheet was $73.7 million.
The Separation Agreement provides for cancellation of the note payable by iHeartCommunications to the Company (the “Due from iHeartCommunications Note”) and that any agreements or licenses requiring royalty payments to the iHeart Group by the Outdoor Group for trademarks or other intellectual property will terminate effective as of December 31, 2018. It also provides for (i) the repayment of the post-petition intercompany balance outstanding in favor of the Debtors as of December 31, 2018, which was equal to $21.6 million as of that date and (ii) the waiver of the set-off value of any royalties and IP license fees owed to iHeartCommunications equal to approximately $31.8 million from March 14, 2018 through December 31, 2018, such that the resulting intercompany balance on such date was $10.2 million in favor of us, payable on the Effective Date.  Since January 1, 2019, we have incurred an additional intercompany liability of $52.1 million in favor of iHeartCommunications as of March 31, 2019.  As of March 31, 2019, we owed $73.7 million to iHeartCommunications under the intercompany arrangement with iHeartCommunications. Pursuant to an amendment to the Separation Agreement (the "Separation Agreement Amendment"), we have agreed to offset the $149 million amount owed by iHeartCommunications on the Effective Date by $52.1 million, resulting in a total net payment to us of approximately $107 million on the Effective Date (including the $10.2 million payment discussed above). Pursuant to the Separation Agreement Amendment, within 15 business days after the Effective Date, iHeartCommunications or we will pay any other intercompany liability incurred from April 1, 2019 through the Effective Date. In addition, the Separation Agreement provides that New CCOH will receive (i) the trademarks listed on the schedules to the Separation Agreement and (ii) reimbursement of the reasonable expenses of legal counsel and financial advisors incurred on or prior to the Closing Date of our board of directors or the special committee of our board of directors, in each case, to the extent incurred in connection with the Separation.

Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, cash flow from operations, cash from the intercompany arrangement with iHeartCommunications described below and our receivables-based credit facility. Following the Separation, the intercompany arrangements with iHeartCommunications will cease, and we expect to have an up to $200 million line of credit from iHeartCommunications (the “iHeartCommunications Line of Credit”) and the proceeds from the issuance of New CCOH Preferred Stock as a source of liquidity.  As of March 31, 2019, we had $170.5 million of cash on our balance sheet, including $148.2 million of cash held outside the U.S. by our subsidiaries, a portion of which is held by non-wholly owned subsidiaries or is otherwise subject to certain restrictions and not readily accessible to us. Excess cash from our foreign operations may be transferred to our operations in the United States if needed to fund operations in the United States, subject to the foreseeable cash needs of our foreign operations and the mutual agreement of iHeartCommunications and us. If any excess cash held by our foreign subsidiaries were needed to fund operations in the U.S., we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes. As a result of significant deficits, as calculated for tax law purposes, in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital. Additionally, as a result of U.S. tax reform, future dividend distributions from our international subsidiaries are exempt from U.S. federal income tax beginning January 1, 2018.

Our primary uses of liquidity are for our working capital, capital expenditures, debt service, other funding requirements and, following the Separation, dividend payments to be due to the investor of the New CCOH Preferred Stock.  On February 12, 2019, our subsidiary CCWH refinanced its CCWH Subordinated Notes, which matured in March 2020, with an aggregate principal amount of $2,235.0 million of New CCWH Subordinated Notes, which are scheduled to mature in February 2024. At March 31, 2019, we had debt maturities totaling $0.2 million, $375.3 million and $0.3 million in 2019, 2020 and 2021, respectively.
A substantial amount of our cash requirements are for debt service obligations.  During the three months ended March 31, 2019, we spent $102.6 million of cash on interest on our debt. We anticipate having approximately $347.0 million of cash interest payment obligations in 2019.  Our significant interest payment obligations reduce our financial flexibility, make us more vulnerable to changes in operating performance and economic downturns generally, reduce our liquidity over time and could negatively affect our ability to obtain additional financing in the future.
Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations, cash from the intercompany arrangement with iHeartCommunications described below, borrowing capacity under our receivables-based credit facility, together with supplemental liquidity support from iHeartCommunications under the iHeart Communications Line of Credit, and anticipated proceeds from the New CCOH Preferred Stock, will enable us to meet our working capital, capital expenditure, debt service and other funding requirements, including the debt service on the CCWH Senior Notes, the New CCWH Subordinated Notes and the CCIBV Senior Notes, for at least the next 12 months. We believe our long-term plans, which include promoting outdoor media spending, capitalizing on our diverse geographic and product opportunities and the continued deployment of digital displays and addressing our capital structure and reducing leverage, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements in the long term. However, our anticipated results are subject to significant uncertainty. Our ability to fund our working capital, capital expenditures, debt service and other obligations depends on our future operating performance, cash from operations and our ability to obtain supplemental liquidity, if necessary, and manage our liquidity following the Separation.
Historically, our cash management arrangement with iHeartCommunications has been our only committed external source of liquidity. When our business is separated from iHeartCommunications, we will become more dependent upon our ability to generate cash or obtain additional financing to meet our liquidity needs. Even if we are able to obtain our expected recoveries under the Due from iHeartCommunications Note, the anticipated proceeds of New CCOH Preferred Stock and borrowing under the iHeart Communications Line of Credit, we may need to obtain additional financing, from iHeartCommunications or its subsidiaries, or from banks or other lenders, or through public offerings or private placements of debt or equity, strategic relationships or other arrangements, or from a combination of these sources, in the future. There can be no assurance that financing alternatives will be available in sufficient amounts or on terms acceptable to us in the future due to market conditions, our financial condition, our liquidity constraints, our lack of history operating as a company independent from iHeartCommunications or other factors, many of which are beyond our control. Even if financing alternatives are available to us, we may not find them suitable or at comparable interest rates to the indebtedness being refinanced, and our annual cash interest payment obligations could increase further. In addition, the terms of our existing or future debt agreements may restrict us from securing financing on terms that are available to us at that time. In addition to the need to refinance our various indebtedness at or before maturity, if we are unable to generate sufficient cash through our operations or obtain sources of supplemental liquidity when our business is separated from iHeartCommunications, we could face substantial liquidity problems, which could have a material adverse effect on our financial condition and on our ability to meet our obligations.

iHeartCommunications provides the day-to-day cash management services for our cash activities and balances in the U.S. We do not have any material committed external sources of capital other than iHeartCommunications, and iHeartCommunications is not required to provide us with funds to finance our working capital or other cash requirements. We have no access to the cash transferred from us to iHeartCommunications under the cash management arrangement. Before the filing of the iHeart Chapter 11 Cases, the net amount due to us from iHeartCommunications under this cash management arrangement was represented by the Due from iHeartCommunications Note. Pursuant to an order entered by the Bankruptcy Court in the iHeart Chapter 11 Cases, as of March 14, 2018, the balance of the Due from iHeartCommunications Note immediately prior to the commencement of the iHeart Chapter 11 Cases was frozen, and following March 14, 2018, intercompany allocations that would have been reflected in adjustments to the balance of the Due from iHeartCommunications Note are instead reflected in a new intercompany balance that accrues interest at a rate equal to the interest under the Due from iHeart Communications Note. The Bankruptcy Court entered an order to allow iHeartCommunications to continue to provide the day-to-day cash management services for us during the iHeart Chapter 11 Cases and we expect it to continue to do so until such arrangements are addressed through the iHeart Chapter 11 Cases. As of March 31, 2019, we owed $73.7 million to iHeartCommunications under this intercompany arrangement with iHeartCommunications. As noted above, the Separation Agreement provides for (i) the repayment of the post-petition intercompany balance outstanding in favor of the Debtors as of December 31, 2018, which was equal to $21.6 million as of that date and (ii) the waiver of the set-off value of any royalties and IP license fees owed to iHeartCommunications equal to approximately $31.8 million from March 14, 2018 through December 31, 2018, such that the resulting intercompany balance on such date was $10.2 million in favor of us, payable on the Effective Date.  Since January 1, 2019, we have incurred an additional intercompany liability of $52.1 million in favor of iHeartCommunications as of March 31, 2019.  Pursuant to the Separation Agreement Amendment, we have agreed to offset the $149 million amount owed by iHeartCommunications on the Effective Date by $52.1 million, resulting in a total net payment to us of approximately $107 million on the Effective Date (including the $10.2 million payment discussed above). Pursuant to the Amendment, within 15 business days after the Effective Date, iHeartCommunications or we will pay the other any intercompany liability incurred from April 1, 2019 through the Effective Date.
We are an unsecured creditor of iHeartCommunications with respect to amounts owed under the Due from iHeartCommunications Note. Pursuant to the terms of the Settlement Agreement and the iHeartMedia Plan of Reorganization as described above, we will not recover the full balance of the now-frozen Due from iHeartCommunications Note upon the implementation of the iHeartMedia Plan of Reorganization. See “ -Promissory Notes with iHeartCommunications” below for a discussion of the current balance of and expected recovery under the Due from iHeartCommunications Note. If we do not recognize the expected recovery under the Due from iHeartCommunications Note, or if we do not otherwise obtain sufficient supplemental liquidity, we could experience a liquidity shortfall.
We were in compliance with the covenants contained in our material financing agreements as of March 31, 2019.
We frequently evaluate strategic opportunities both within and outside our existing lines of business.  We expect from time to time to dispose of certain businesses and may pursue acquisitions.  These dispositions or acquisitions could be material.

Sources of Capital
As of March 31, 2019 and December 31, 2018, we had the following debt outstanding, cash and cash equivalents, amounts due (to)/from iHeartCommunications:

(In millions)	March 31, 2019	December 31, 2018
Clear Channel Worldwide Holdings Senior Notes due 2022	$2,725.0	$2,725.0
Clear Channel Worldwide Holdings Senior Subordinated Notes due 2020(1)	—	2,200.0
Clear Channel Worldwide Holdings Senior Subordinated Notes due 2024(1)	2,235.0	—
Receivables Based Credit Facility due 2023(2)	—	—
Clear Channel International B.V. Senior Notes due 2020	375.0	375.0
Other debt	3.8	3.9
Original issue discount	(0.9)	(0.7)
Long-term debt fees	(44.3)	(25.9)
Total debt	5,293.6	5,277.3
Less: Cash and cash equivalents	170.5	182.5
Less: Due from iHeartCommunications	154.8	154.8
Less: Due to iHeartCommunications, post iHeart Chapter 11 Cases	(73.7)	(21.6)
	$5,042.0	$4,961.6

(1)
On February 4, 2019, CCWH, delivered a conditional notice of redemption calling all of its outstanding $2,200.0 million CCWH Subordinated Notes for redemption on March 6, 2019. The redemption was conditioned on the closing of the offering of $2,235.0 million of New CCWH Subordinated Notes. At the closing of such offering on February 12, 2019, CCWH deposited with the trustee for the CCWH Subordinated Notes a portion of the proceeds from the new notes in an amount sufficient to pay and discharge the principal amount outstanding, plus accrued and unpaid interest on the CCWH Subordinated Notes to, but not including, the redemption date. CCWH irrevocably instructed the trustee to apply such funds to the full payment of the CCWH Subordinated Notes on the redemption date. Concurrently therewith, CCWH elected to satisfy and discharge the indentures governing the CCWH Subordinated Notes in accordance with their terms and the trustee acknowledged such discharge and satisfaction. As a result of the satisfaction and discharge of the indentures, CCWH and the guarantors of the CCWH Subordinated Notes have been released from their remaining obligations under the indentures and the CCWH Subordinated Notes.

(1)
The receivables based credit facility provides for revolving credit commitments of up to $125.0 million. As of March 31, 2019, the facility had $85.5 million of letters of credit outstanding and a borrowing base of $116.2 million, resulting in $30.7 million of excess availability. Certain additional restrictions, including a springing financial covenant, take effect at decreased levels of excess availability.

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

As of March 31, 2019, the principal amount outstanding under the Due from iHeartCommunications Note was $1,031.7 million. We did not expect that we would be able to recover all of the amounts owed to us under the Due from iHeartCommunications Note upon the implementation of the iHeartMedia Plan of Reorganization (or any other plan of reorganization that is ultimately accepted by the requisite vote of creditors and approved by the Bankruptcy Court). As a result, we recognized a loss of $855.6 million on the Due from iHeartCommunications Note during the fourth quarter of 2017 to reflect the estimated recoverable amount of the note, based on management's best estimate of the cash settlement amount. In addition, upon the filing of the iHeart Chapter 11 Cases on March 14, 2018, we ceased recording interest income on the Due from iHeartCommunications Note, which amounted to $21.3 million for the period from January 1, 2018 to March 14, 2018, as the collectability of the interest was not considered probable. As a result of the $855.6 million allowance on the Due from iHeartCommunications Note recognized during the fourth quarter of 2017 and the $21.3 million reserve recognized in relation to interest incurred during the pre-petition period in the three months ended March 31, 2018, the outstanding principal amount of $1,031.7 million was reduced to $154.8 million as of March 31, 2019 on our consolidated balance sheet. Pursuant to the Settlement Agreement, we agreed that we will recover 14.44%, or approximately $149.0 million, in cash on our allowed claim of $1,031.7 million under the Due from iHeartCommunications Note.
As noted above, the Separation Agreement provides for the repayment of the post-petition intercompany balance outstanding in favor of the Debtors as of December 31, 2018, which was equal to $21.6 million as of that date, and the set-off for value of the intellectual property transferred, such that the resulting intercompany balance on such date is $10.2 million in favor of us payable on the Effective Date.  Since January 1, 2019, we have incurred an additional intercompany liability of $52.1 million in favor of the Debtors as of March 31, 2019.  As of March 31, 2019, we owed $73.7 million to iHeartCommunications under the intercompany arrangement with iHeartCommunications approved by the Bankruptcy Court in the iHeart Chapter 11 Cases. Pursuant to the Separation Agreement Amendment, we agreed to offset the $149 million amount owed by iHeartCommunications on the Effective Date by $52.1 million, resulting in a total net payment to us of approximately $107 million on the Effective Date (including the $10.2 million payment discussed above). Pursuant to the Separation Agreement Amendment, within 15 business days after the Effective Date, iHeartCommunications or we will pay any other intercompany liability incurred from April 1, 2019 through the Effective Date.
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
 Clear Channel Worldwide Holdings Senior Notes
As of March 31, 2019, the CCWH senior notes represented $2.7 billion aggregate principal amount of indebtedness outstanding, which consisted of $735.75 million aggregate principal amount of 6.5% Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and $1,989.25 million aggregate principal amount of 6.5% Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes” and, together with the Series A CCWH Senior Notes, the “CCWH Senior Notes”). The CCWH Senior Notes are guaranteed by us, Clear Channel Outdoor, Inc., a subsidiary of ours (“CCOI”), and certain of our direct and indirect subsidiaries.

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
Our consolidated leverage ratio, defined as total debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 8.6:1 as of March 31, 2019, and senior leverage ratio, defined as senior debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 4.4:1 as of March 31, 2019. As required by the definition of EBITDA in the CCWH Senior Notes indentures, our EBITDA for the preceding four quarters of $619.0 million is calculated as operating income (loss) before depreciation, amortization, impairment charges and gains and losses on acquisitions and divestitures plus share-based compensation and is further adjusted for the following: (i) costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses; (iii) non-cash charges; and (iv) various other items. Because our consolidated leverage ratio exceeded the limit in the incurrence tests described above, we are not currently permitted to incur additional indebtedness using the incurrence test in the Series A CCWH Senior Notes indenture and the Series B CCWH Senior Notes indenture, and we are not currently permitted to pay dividends from the proceeds of indebtedness or the excess proceeds from asset sales under the Series B CCWH Senior Notes indenture. There are other exceptions in these indentures that allow us to incur additional indebtedness and pay dividends.

The following table reflects a reconciliation of EBITDA (as defined by the CCWH Senior Notes indentures) to operating income and net cash provided by operating activities for the four quarters ended March 31, 2019:

Four Quarters Ended
(In millions)	March 31, 2019
EBITDA (as defined by the CCWH Senior Notes indentures)	$619.0
Less adjustments to EBITDA (as defined by the CCWH Senior Notes indentures):
Costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities	(14.7)
Extraordinary, non-recurring or unusual gains or losses or expenses (as referenced in the definition of EBITDA in the CCWH Senior Notes indentures)	(5.8)
Non-cash charges	(5.3)
Other items	4.2
Less: Depreciation and amortization, Impairment charges, Gains and losses on acquisitions and divestitures and Share-based compensation expense	(326.6)
Operating income	270.8
Plus: Depreciation and amortization, Impairment charges, Gain (loss) on disposal of operating and fixed assets and Share-based compensation expense	326.2
Less: Interest expense	(405.7)
Plus: Interest income on Due from iHeartCommunications	0.4
Less: Current income tax expense	(61.4)
Plus: Other income, net	(54.7)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	68.2
Change in assets and liabilities, net of assets acquired and liabilities assumed	(9.2)
Net cash provided by operating activities	$134.6
Clear Channel Worldwide Holdings Senior Subordinated Notes
As of March 31, 2019, the New CCWH Senior Subordinated Notes represented $2,235.0 million aggregate principal amount of indebtedness outstanding. On February 4, 2019, CCWH delivered a conditional notice of redemption calling all of its outstanding CCWH Subordinated Notes for redemption on March 6, 2019. The redemption was conditioned on the closing of the offering of $2,235.0 million of New CCWH Subordinated Notes. At the closing of such offering on February 12, 2019, CCWH deposited with the trustee for the CCWH Subordinated Notes a portion of the proceeds from the new notes in an amount sufficient to pay and discharge the principal amount outstanding, plus accrued and unpaid interest on the CCWH Subordinated Notes to, but not including, the redemption date. CCWH irrevocably instructed the trustee to apply such funds to the full payment of the CCWH Subordinated Notes on the redemption date. Concurrently therewith, CCWH elected to satisfy and discharge the indentures governing the CCWH Subordinated Notes in accordance with their terms and the trustee acknowledged such discharge and satisfaction. As a result of the satisfaction and discharge of the indentures, CCWH and the guarantors of the CCWH Subordinated Notes have been released from their remaining obligations under the indentures and the CCWH Subordinated Notes.
The New CCWH Subordinated Notes were issued pursuant to an indenture, dated as of February 12, 2019 (the “New CCWH Notes Indenture”), among Clear Channel Worldwide, the Company, CCOI and the other guarantors party thereto (collectively with the Company and CCOI, the “Guarantors”), and U.S. Bank National Association, as trustee, paying agent, registrar and transfer agent (the “Trustee”). The New CCWH Subordinated Notes mature on February 15, 2024 and bear interest at a rate of 9.25% per annum. Prior to the Separation, interest will be payable to the Trustee weekly in arrears. Following the Separation, interest will be payable to the Trustee semi-annually. In each case, interest will be payable to the holders of the New CCWH Notes Subordinated Notes semi-annually on February 15 and August 15 of each year, beginning on August 15, 2019.
The New CCWH Subordinated Notes and the guarantees of the New CCWH Subordinated Notes are unsecured senior subordinated obligations that rank pari passu in right of payment to all senior subordinated indebtedness of Clear Channel Worldwide and the Guarantors, junior to all senior indebtedness of CCWH and the Guarantors, including the CCWH Senior Notes, and senior to all future subordinated indebtedness of CCWH and the Guarantors that expressly provides that it is subordinated to the New

CCWH Subordinated Notes. Following the satisfaction of certain conditions, including that the CCWH Senior Notes are no longer outstanding and at least a portion of such notes has been refinanced with senior secured indebtedness, the New CCWH Subordinated Notes and the guarantees of the New CCWH Subordinated Notes will cease to be subordinated obligations and thereafter will rank pari passu in right of payment with all senior indebtedness of CCWH and the Guarantors (the “step-up”). There can be no assurance that the step-up will ever occur and that the New CCWH Subordinated Notes and the guarantees will ever cease to be subordinated indebtedness of CCWH and the Guarantors.
Clear Channel Worldwide may redeem the New CCWH Subordinated Notes at its option, in whole or part, at any time prior to February 15, 2021, at a price equal to 100% of the principal amount of the New CCWH Subordinated Notes redeemed, plus a make-whole premium, plus accrued and unpaid interest to the redemption date. CCWH may redeem the New CCWH Subordinated Notes, in whole or in part, on or after February 15, 2021, at the redemption prices set forth in the New CCWH Notes Indenture plus accrued and unpaid interest to the redemption date. At any time prior to February 15, 2021, CCWH may elect to redeem up to 40% of the aggregate principal amount of the New CCWH Subordinated Notes at a redemption price equal to 109.25% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings. In addition, CCWH may redeem up to 20% of the aggregate principal amount of the New CCWH Subordinated Notes at any time prior to February 15, 2021, using the net proceeds from certain other equity offerings at 103% of the principal amount of the New CCWH Subordinated Notes. CCWH will be permitted to use these two redemption options concurrently but will not be permitted to redeem, in the aggregate, more than 40% of the principal amount of the New CCWH Subordinated Notes pursuant to these options.
The New CCWH Notes Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur or guarantee additional debt or issue certain preferred stock; (ii) redeem, purchase or retire subordinated debt; (iii) make certain investments; (iv) create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries that are not Guarantors; (v) enter into certain transactions with affiliates; (vi) merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of the Company’s assets; (vii) sell certain assets, including capital stock of the Company’s subsidiaries; (viii) designate the Company’s subsidiaries as unrestricted subsidiaries, (ix) pay dividends, redeem or repurchase capital stock or make other restricted payments; and (x) in the event that the step-up occurs and New CCWH Subordinated Notes cease to be subordinated, incur certain liens.
Receivables Based Credit Facility Due 2023
During the second quarter of 2018, CCOI, a subsidiary of ours, entered into a receivables-based credit facility with an aggregate principal amount of $125.0 million. The receivables-based credit facility may be used for working capital needs, to issue letters of credit and for other general corporate purposes.
As of March 31, 2019, the facility had $85.5 million of letters of credit outstanding and a borrowing limit of $116.2 million, resulting in $30.7 million of excess availability.
Borrowings under the receivables-based credit facility will mature, and lending commitments thereunder will terminate, on the earlier of (a) June 1, 2023 and (b) 90 days prior to the maturity date of any indebtedness of the Company or any of its direct or indirect subsidiaries in an aggregate principal amount outstanding in excess of $250 million (other than the CCIBV Senior Notes).
CCIBV Senior Notes
During the fourth quarter of 2015, CCIBV, an international subsidiary of ours, issued $225.0 million aggregate principal amount outstanding of the CCIBV Senior Notes). During the third quarter of 2017, CCIBV issued $150.0 million in additional aggregate principal amount of CCIBV Senior Notes, bringing the total amount outstanding under the CCIBV Senior Notes as of March 31, 2019 to $375.0 million.

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
Other Debt
Other debt consists primarily of capital leases and loans with international banks.  As of March 31, 2019, approximately $3.8 million was outstanding as other debt.

iHeartCommunications’ Debt Covenants
On March 14, 2018, iHeartMedia, iHeartCommunications and certain of iHeartMedia's direct and indirect domestic subsidiaries, not including the Company or any of its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, in the Bankruptcy Court. The filing of the voluntary petitions triggered an event of default under the iHeartCommunications' senior credit facility and other debt agreements. The ability of iHeartCommunications' creditors to seek remedies to enforce their rights under such debt agreements is automatically stayed as a result of the filing of the iHeart Chapter 11 Cases, and the creditors' rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
iHeartCommunications Line of Credit
In connection with the Separation, it is expected that iHeartCommunications will provide Clear Channel Outdoor, Inc., which will be converted to a limited liability company, Clear Channel Outdoor, LLC (“CCOL”), in connection with the consummation of the iHeart Chapter 11 Cases and the Separation, with the iHeartCommunications Line of Credit that provides for borrowings, at CCOL’s option, of up to $200 million, with any borrowings bearing interest at a rate equal to the prime lending rate. The iHeartCommunications Line of Credit will be unsecured and will not be guaranteed by New CCOH or any of its subsidiaries. The facility will have a three year maturity, and may be terminated by CCOL earlier at its option.
Borrowings under the iHeartCommunications Line of Credit are expected to bear interest at the U.S. prime rate, provided that so long as any event of default has occurred and is continuing, at the option of iHeartCommunications, interest shall accrue at the rate of the prime rate plus 2.0% per annum.
The iHeartCommunications Line of Credit is expected to require prepayments in the event our consolidated liquidity (as defined by the revolving loan agreement governing the iHeartCommunications Line of Credit) exceeds $137.5 million, in the amount of such excess.
The iHeartCommunications Line of Credit is expected to contain affirmative covenants requiring CCOL to deliver monthly unaudited financial information and three-month projected monthly sources and uses of cash. In addition, the iHeartCommunications Line of Credit is expected to contain negative covenants restricting the ability of CCOL to repay any indebtedness, subject to certain exceptions.
The iHeartCommunications Line of Credit is expected to contain customary events of default, including default in the payment of principal or interest and default in the payment of certain other indebtedness.
New CCOH Preferred Stock
On April 8, 2019, iHeartMedia, iHeartCommunications, iHeart Operations, Inc. (“iHeart Operations”) and CCH entered into a Preferred Equity Commitment Letter (the “Commitment Letter”) with an investor. Pursuant to the Commitment Letter, the investor has agreed to purchase, among other things, 45,000 shares of Series A Perpetual Preferred Stock, par value $0.01 per share, of CCH having an aggregate initial liquidation preference of $45 million (the “Shares”) for a cash purchase price of $45 million, in connection with the Separation.
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
On June 23, 2016, the United Kingdom (the "U.K.") held a referendum in which voters approved an exit of the U.K. from the European Union (the "E.U."), commonly referred to as "Brexit," and on March 29, 2017, the U.K. delivered formal notification of its intention to withdraw from the E.U. The U.K. is currently negotiating the terms of its exit from the European Union. In November 2018, the U.K. and the E.U. agreed upon a draft Withdrawal Agreement that sets out the terms of the U.K.’s departure. On January 15, 2019, the draft Withdrawal Agreement was rejected by the U.K. Parliament creating significant uncertainty about the terms (and timing) under which the U.K. will leave the E.U. and the consequent impact on the economies of the U.K., the E.U. and other countries. Our International segment is currently headquartered in the U.K. and transacts business in many key European markets including the U.K. The announcement of Brexit caused the British pound currency rate to weaken against the U.S. dollar.  Further, Brexit may cause our U.K. customers to closely monitor their costs and reduce the amount they spend on advertising.  Any of these or similar effects of Brexit could adversely impact our business, operating results, cash flows and financial condition.
Foreign Currency Exchange Rate Risk
We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported a net loss of $37.6 million for the three months ended March 31, 2019.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net loss for the three months ended March 31, 2019 by $3.8 million.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three months ended March 31, 2019 would have increased our net loss for the same periods by a corresponding amount.
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

•	changes in labor conditions and management;

•	the impact of future dispositions, acquisitions and other strategic transactions;

•	legislative or regulatory requirements;

•	regulations and consumer concerns regarding privacy and data protection, and breaches of information security measures;

•	restrictions on outdoor advertising of certain products;

•	capital expenditure requirements;

•	fluctuations in exchange rates and currency values;

•	risks of doing business in foreign countries;

•	new or increased tariffs or unfavorable changes in trade policy;

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

•	risks related to the consummation fo the Separation;

•	the risk that the iHeart Plan of Reorganization is not consummated and the proposed Separation does not occur;

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

ITEM 4.  CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 at the reasonable assurance level.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Stockholder Litigation

On May 9, 2016, a stockholder of the Company filed a derivative lawsuit in the Court of Chancery of the State of Delaware (the “Delaware Chancery Court”), captioned GAMCO Asset Management Inc. v. iHeartMedia Inc. et al., C.A. No. 12312-VCS. The complaint named as defendants iHeartCommunications, Inc. (“iHeartCommunications”), the Company’s indirect parent company, iHeartMedia, Inc. (“iHeartMedia”), the parent company of iHeartCommunications, Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Sponsor Defendants”), iHeartMedia’s private equity sponsors and majority owners, and the members of the Company’s board of directors. The Company also was named as a nominal defendant. The complaint alleged that the Company had been harmed by the intercompany agreements with iHeartCommunications, the Company’s lack of autonomy over its own cash and the actions of the defendants in serving the interests of iHeartMedia, iHeartCommunications and the Sponsor Defendants to the detriment of the Company and its minority stockholders. Specifically, the complaint alleged that the defendants breached their fiduciary duties by causing the Company to: (i) continue to loan cash to iHeartCommunications under the intercompany note at below-market rates; (ii) abandon its growth and acquisition strategies in favor of transactions that would provide cash to iHeartMedia and iHeartCommunications; (iii) issue new debt in the offering by Clear Channel International B.V, an international subsidiary of the Company (“CCIBV”) of 8.75% Senior Notes due 2020 (the “CCIBV Senior Notes” and such offering, “CCIBV Note Offering”) to provide cash to iHeartMedia and iHeartCommunications through a dividend; and (iv) effect the sales of certain outdoor markets in the U.S. (the “Outdoor Asset Sales”) allegedly to provide cash to iHeartMedia and iHeartCommunications through a dividend. The complaint also alleged that iHeartMedia, iHeartCommunications and the Sponsor Defendants aided and abetted the directors’ breaches of their fiduciary duties. The complaint further alleged that iHeartMedia, iHeartCommunications and the Sponsor Defendants were unjustly enriched as a result of these transactions and that these transactions constituted a waste of corporate assets for which the defendants are liable to the Company. The plaintiff sought, among other things, a ruling that the defendants breached their fiduciary duties to the Company and that iHeartMedia, iHeartCommunications and the Sponsor Defendants aided and abetted the board of directors’ breaches of fiduciary duty, rescission of payments to iHeartCommunications and its affiliates pursuant to dividends declared in connection with the CCIBV Note Offering and Outdoor Asset Sales, and an order requiring iHeartMedia, iHeartCommunications and the Sponsor Defendants to disgorge all profits they have received as a result of the alleged fiduciary misconduct.
On July 20, 2016, the defendants filed a motion to dismiss plaintiff's verified stockholder derivative complaint for failure to state a claim upon which relief can be granted. On November 23, 2016, the Delaware Chancery Court granted defendants’ motion to dismiss all claims brought by the plaintiff.  On December 19, 2016, the plaintiff filed a notice of appeal of the ruling. The oral hearing on the appeal was held on October 11, 2017. On October 12, 2017, the Supreme Court of Delaware affirmed the lower court's ruling, dismissing the case.
On December 29, 2017, another stockholder of the Company filed a derivative lawsuit in the Delaware Chancery Court captioned Norfolk County Retirement System, v. iHeartMedia, Inc., et al., C.A. No. 2017-0930-JRS. The complaint names as defendants iHeartMedia, iHeartCommunications, the Sponsor Defendants, and the members of the Company's board of directors.  The Company is named as a nominal defendant. The complaint alleges that the Company has been harmed by the Company Board’s November 2017 decision to extend the maturity date of the intercompany revolving note (the “Third Amendment”) at what the complaint describes as far-below-market interest rates.  Specifically, the complaint alleges that (i) iHeartMedia and Sponsor defendants breached their fiduciary duties by exploiting their position of control to require the Company to enter the Third Amendment on terms unfair to the Company; (ii) the Company Board breached their duty of loyalty by approving the Third Amendment and elevating the interests of iHeartMedia, iHeartCommunications and the Sponsor Defendants over the interests of the Company and its minority unaffiliated stockholders; and (iii) the terms of the Third Amendment could not have been agreed to in good faith and represent a waste of corporate assets by the Company Board.  The complaint further alleges that iHeartMedia, iHeartCommunications and the Sponsor Defendants were unjustly enriched as a result of the unfairly favorable terms of the Third Amendment.  The plaintiff is seeking, among other things, a ruling that the defendants breached their fiduciary duties to the Company, a modification of the Third Amendment to bear a commercially reasonable rate of interest, and an order requiring disgorgement of all profits, benefits and other compensation obtained by defendants as a result of the alleged breaches of fiduciary duties.
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
On August 27, 2018, the same stockholder of the Company that had filed a derivative lawsuit against iHeartMedia and others in 2016 (GAMCO Asset Management Inc.) filed a putative class action lawsuit in the Delaware Chancery Court, captioned GAMCO Asset Management, Inc. v. Hendrix, et al., C.A. No. 2018-0633-JRS. The complaint names as defendants the Sponsor Defendants and the members of the Company’s board of directors. The complaint alleges that minority shareholders in the Company during the period November 8, 2017 to March 14, 2018 were harmed by decisions of the Company's board of directors and the intercompany note committee of the board of directors relating to the intercompany note. Specifically, the complaint alleges that (i) the members of the intercompany note committee breached their fiduciary duties by not demanding payment under the intercompany note and issuing a simultaneous dividend after a threshold tied to iHeartMedia’s liquidity had been reached; (ii) the Company's board of directors breached their fiduciary duties by approving the Third Amendment rather than allowing the intercompany note to expire; (iii) the Company's board of directors breached their fiduciary duties by not demanding payment under the intercompany note and issuing a simultaneous dividend after a threshold tied to iHeartMedia’s liquidity had been reached; (iv) the Sponsor Defendants breached their fiduciary duties by not directing the Company's board of directors to permit the intercompany note to expire and to declare a dividend. The complaint further alleges that the Sponsor Defendants aided and abetted the Company’s board of director’s alleged breach of fiduciary duties. The plaintiff seeks, among other things, a ruling that the Company's board of directors, the intercompany note committee, and the Sponsor Defendants breached their fiduciary duties and that the Sponsor Defendants aided and abetted the Board’s breach of fiduciary duty; and an award of damages, together with pre- and post-judgment interests, to the putative class of minority shareholders.
On December 16, 2018, the Debtors, the Company, GAMCO Asset Management, Inc., and Norfolk County Retirement System entered into a settlement agreement (the "Settlement Agreement"), which resolves all claims, objections, and other causes of action that have been or could be asserted by or on behalf of the Company, GAMCO Asset Management, Inc., and/or Norfolk County Retirement System by and among the Debtors, the Company, GAMCO Asset Management, Inc., certain individual defendants in the GAMCO Asset Management, Inc. action and/or the Norfolk County Retirement System action, and the private equity sponsor defendants in such actions. The Settlement Agreement provides for the consensual separation of the Debtors and the Company, including approximately $149.0 million of recovery to CCOH on account of its claim against iHeartCommunications in the Chapter 11 cases, an unsecured revolving line of credit in an aggregate amount not to exceed $200 million from iHeartCommunications (the “iHeart Line of Credit”), the transfer of certain of the Debtors’ intellectual property to the Company, the waiver by the Debtors of the setoff for the value of the transferred intellectual property, mutual releases, the termination of the cash sweep under the existing Corporate Services Agreement, the termination of any agreements or licenses requiring royalty payments from the Company to the Debtors for trademarks or other intellectual property, the waiver of any post-petition amounts owed by the Company relating to such trademarks or other intellectual property, and the execution of a new transition services agreement and other separation documents. The Settlement Agreement was approved by the Bankruptcy Court and the United States District Court for the Southern District of Texas (the "Bankruptcy Court") in connection with the confirmation of the iHeartMedia Chapter 11 Cases on January 22, 2019.
China Investigation
Several employees of Clear Media Limited, an indirect, non-wholly-owned subsidiary of the Company whose ordinary shares are listed on the Hong Kong Stock Exchange, are subject to an ongoing police investigation in China for misappropriation of funds. The Company is not aware of any litigation, claim or assessment pending against the Company in relation to this investigation. Based on information known to date, the Company believes any contingent liabilities arising from potential misconduct that has been or may be identified by the investigation in China are not material to the Company’s consolidated financial statements. The effect of the misappropriation of funds is reflected in these financial statements in the appropriate periods.
The Company advised both the United States Securities and Exchange Commission and the United States Department of Justice of the investigation at Clear Media Limited and is cooperating to provide information in response to inquiries from the agencies. The Clear Media Limited investigation could implicate the books and records, internal controls and anti-bribery provisions of the U.S. Foreign Corrupt Practices Act, which statute and regulations provide for potential monetary penalties as well as criminal and civil sanctions. It is possible that monetary penalties and other sanctions could be assessed on the Company in connection with this matter. The nature and amount of any monetary penalty or other sanctions cannot reasonably be estimated at this time and could be qualitatively or quantitatively material to the Company.
Italy Investigation
During the three months ended June 30, 2018, the Company identified misstatements associated with VAT obligations in its business in Italy, which resulted in an understatement of its VAT obligation. These misstatements resulted in an understatement of other long-term liabilities of $16.9 million as of December 31, 2017. The effect of these misstatements is reflected in the historical financial statements in the appropriate periods. Upon identification of these misstatements, the Company undertook certain procedures, including a forensic investigation, which is ongoing. In addition, the Company voluntarily disclosed the matter and preliminary findings to the Italian tax authorities in order to commence a discussion on the appropriate calculation of the VAT position. The current expectation is that the Company may have to repay to the Italian tax authority a substantial portion of the VAT previously applied as a credit in relation to the transactions under investigation, amounting to approximately $17 million, including estimated possible penalties and interest. The Company made a payment of approximately $8.6 million during the fourth quarter of 2018 and expects to pay the remainder during the last half of 2019. The ultimate amount to be paid may differ from the estimates, and such differences may be material.

ITEM 1A.  RISK FACTORS
For information regarding our risk factors, please refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”). There have not been any material changes in the risk factors disclosed in the Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our purchases of shares of our Class A common stock made during the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	—		—	$—
February 1 through February 28	1,581	5.48	—	—
March 1 through March 31	—		—	—
Total	1,581	$5.48	—	$—

(1)
The shares indicated consist of shares of our Class A common stock tendered by employees to us during the three months ended March 31, 2019 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
2.1†
Agreement and Plan of Merger, dated as of March 27, 2019, by and between Clear Channel Holdings, Inc. and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on March 28, 2019).

4.1
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

4.2
Form of 9.25% Senior Subordinated Notes due 2024 (incorporated by reference to Exhibit A to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on February 13, 2019).

4.3
Exchange and Registration Rights Agreement, dated as of February 12, 2019, among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., Clear Channel Outdoor, Inc., the other guarantors party thereto, and Deutsche Bank Securities Inc., as representative of the initial purchasers (incorporated by reference to Exhibit 4.3 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on February 13, 2019)

10.1
Employment Agreement, dated as of March 4, 2019, between Clear Channel Outdoor Holdings, Inc. and Christopher William Eccleshare (incorporated by reference to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on March 7, 2019).

10.3
Settlement and Separation Agreement, dated as of March 27, 2019, by and among Clear Channel Holdings, Inc., Clear Channel Outdoor Holdings, Inc., iHeartCommunications, Inc. and iHeartMedia, Inc. (incorporated by reference to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on March 28, 2019).

10.4*
Amendment, dated as of April 24, 2019, to the Settlement and Separation Agreement, dated as of March 27, 2019, by and among Clear Channel Holdings, Inc., Clear Channel Outdoor Holdings, Inc., iHeartCommunications, Inc. and iHeartMedia, Inc.

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files.
__________________
*              Filed herewith.
**           Furnished herewith.

† Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of the Regulation S-K. The registrant agrees to	furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

April 25, 2019	/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and
Assistant Secretary