Form 10-Q
period 2019-06-30
Clear Channel Outdoor Holdings, Inc.
filed 2019-08-01
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                          TO

Commission File Number
001‑32663

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	88-0318078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4830 North Loop 1604 West, Suite 111 San Antonio, Texas	78249
(Address of principal executive offices)	(Zip Code)

(210) 547-8800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, $0.01 par value per share	"CCO"	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2019
- - - - - - - - - - - - - - - - - - - - - - - - - -	- - - - - - - - - - - - - - - - - - - - - - - - - -
Common Stock, $0.01 par value per share	465,981,195

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

(In thousands, except share and per share data)	June 30, 2019	December 31, 2018
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$372,497	$182,456
Accounts receivable, net of allowance of $26,412 as of June 30, 2019 and $24,224 as of December 31, 2018	656,438	706,309
Prepaid expenses	66,088	95,734
Other current assets	33,709	31,301
Total Current Assets	1,128,732	1,015,800
PROPERTY, PLANT AND EQUIPMENT
Structures, net	970,649	1,053,016
Other property, plant and equipment, net	246,058	235,922
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived permits	971,163	971,163
Other intangibles, net	327,318	252,862
Goodwill	705,062	706,003
OTHER ASSETS
Operating lease right-of-use assets	1,979,807	—
Due from iHeartCommunications, net of allowance of $855,648 as of December 31, 2018	—	154,758
Other assets	99,168	132,504
Total Assets	$6,427,957	$4,522,028
CURRENT LIABILITIES
Accounts payable	$109,645	$113,714
Accrued expenses	462,242	528,482
Current operating lease liabilities	394,082	—
Deferred revenue	95,983	85,052
Accrued interest	56,994	2,341
Current portion of long-term debt	260	227
Total Current Liabilities	1,119,206	729,816
NON-CURRENT LIABILITIES
Long-term debt	5,296,096	5,277,108
Mandatorily redeemable preferred stock	44,884	—
Non-current operating lease liabilities	1,620,190	—
Deferred income taxes	388,124	335,015
Due to iHeartCommunications	—	21,591
Other long-term liabilities	174,382	260,150
Total Liabilities	8,642,882	6,623,680

Commitments and Contingent liabilities (Note 6)

STOCKHOLDERS’ DEFICIT
Noncontrolling interest	145,563	160,362
Class A common stock, par value $0.01 per share, 750,000,000 shares authorized and 51,559,633 shares issued as of December 31, 2018	—	516
Class B common stock, par value $0.01 per share, 600,000,000 shares authorized and 315,000,000 shares issued and outstanding as of December 31, 2018	—	3,150
Common stock, par value $0.01 per share, 2,350,000,000 shares authorized and 366,415,951 shares issued as of June 30, 2019	3,664	—
Additional paid-in capital	3,139,424	3,086,307
Accumulated deficit	(5,161,413)	(5,000,920)
Accumulated other comprehensive loss	(339,739)	(344,489)
Cost of shares (495,922 at June 30, 2019 and 1,108,538 as of December 31, 2018) held in treasury	(2,424)	(6,578)
Total Stockholders’ Deficit	(2,214,925)	(2,101,652)
Total Liabilities and Stockholders’ Deficit	$6,427,957	$4,522,028

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$698,015	$711,980	$1,285,131	$1,310,378
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	363,029	372,936	710,856	734,225
Selling, general and administrative expenses (excludes depreciation and amortization)	134,721	125,289	257,687	252,697
Corporate expenses (excludes depreciation and amortization)	38,907	37,928	67,521	73,363
Depreciation and amortization	80,174	82,767	155,250	166,827
Other operating income (expense), net	1,270	929	(2,252)	875
Operating income	82,454	93,989	91,565	84,141
Interest expense, net	107,971	96,777	222,834	194,041
Loss on extinguishment of debt	—	—	(5,474)	—
Loss on Due from iHeartCommunications	(5,778)	—	(5,778)	—
Other expense, net	(9,203)	(35,402)	(9,768)	(15,761)
Loss before income taxes	(40,498)	(38,190)	(152,289)	(125,661)
Income tax benefit (expense)	29,093	(4,753)	(28,670)	(50,120)
Consolidated net loss	(11,405)	(42,943)	(180,959)	(175,781)
Less amount attributable to noncontrolling interest	(466)	7,440	(5,853)	3,024
Net loss attributable to the Company	$(10,939)	$(50,383)	$(175,106)	$(178,805)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	172	(18,620)	2,721	(11,838)
Other adjustments to comprehensive income (loss)	2,592	—	2,592	—
Other comprehensive income (loss)	2,764	(18,620)	5,313	(11,838)
Comprehensive loss	(8,175)	(69,003)	(169,793)	(190,643)
Less amount attributable to noncontrolling interest	(3,021)	(7,919)	563	(2,683)
Comprehensive loss attributable to the Company	$(5,154)	$(61,084)	$(170,356)	$(187,960)

Net loss attributable to the Company per common share:
Basic	$(0.03)	$(0.14)	$(0.48)	$(0.49)
Weighted average common shares outstanding – Basic	362,409	361,708	362,225	361,612
Diluted	$(0.03)	$(0.14)	$(0.48)	$(0.49)
Weighted average common shares outstanding – Diluted	362,409	361,708	362,225	361,612

Dividends declared per share	$—	$—	$—	$0.08

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
(UNAUDITED)

(In thousands, except share data)
	Three Months Ended June 30, 2019
	Pre-Separation		Post-Separation	Non-controlling Interest	Controlling Interest					Total
	Class A Common Shares Issued	Class B Common Shares Issued	Common Shares Issued		Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
Balances at March 31, 2019	51,709,760	315,000,000	—	$155,027	$3,667	$3,088,061	$(5,150,474)	$(345,524)	$(6,587)	$(2,255,830)
Net loss				(466)	—	—	(10,939)	—	—	(11,405)
Exercise of stock options and other	36,993		797,340	—	8	223	—	—	(2,423)	(2,192)
Share-based compensation				(113)	—	8,674	—	—	—	8,561
Dividends and other payments to noncontrolling interests				(5,864)	—	—	—	—	—	(5,864)
Recapitalization of equity	(51,746,753)	(315,000,000)	365,618,611	—	(11)	(6,575)	—	—	6,586	—
Capital contributions				—	—	114,967	—	—	—	114,967
Distributions				—	—	(65,936)	—	—	—	(65,936)
Other				—	—	10	—	—	—	10
Other comprehensive income (loss)				(3,021)	—	—	—	5,785	—	2,764
Balances at June 30, 2019	—	—	366,415,951	$145,563	$3,664	$3,139,424	$(5,161,413)	$(339,739)	$(2,424)	$(2,214,925)

(In thousands, except share data)
	Six Months Ended June 30, 2019
	Pre-Separation		Post-Separation	Non-controlling Interest	Controlling Interest					Total
	Class A Common Shares Issued	Class B Common Shares Issued	Common Shares Issued		Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
Balances at December 31, 2018	51,559,633	315,000,000	—	$160,362	$3,666	$3,086,307	$(5,000,920)	$(344,489)	$(6,578)	$(2,101,652)
Net loss				(5,853)	—	—	(175,106)	—	—	(180,959)
Adoption of ASC 842, Leases				—	—	—	14,613	—	—	14,613
Exercise of stock options and other	187,120		797,340	—	9	295	—	—	(2,432)	(2,128)
Share-based compensation				39	—	10,356	—	—	—	10,395
Dividends and other payments to noncontrolling interests				(9,548)	—	—	—	—	—	(9,548)
Recapitalization of equity	(51,746,753)	(315,000,000)	365,618,611	—	(11)	(6,575)	—	—	6,586	—
Capital contributions				—	—	114,967	—	—	—	114,967
Distributions				—	—	(65,936)	—	—	—	(65,936)
Other				—	—	10	—	—	—	10
Other comprehensive income				563	—	—	—	4,750	—	5,313
Balances at June 30, 2019	—	—	366,415,951	$145,563	$3,664	$3,139,424	$(5,161,413)	$(339,739)	$(2,424)	$(2,214,925)
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
(UNAUDITED)

(In thousands, except share data)
	Three Months Ended June 30, 2018
	Pre-Separation		Non-controlling Interest	Controlling Interest					Total
	Class A Common Shares Issued	Class B Common Shares Issued		Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at March 31, 2018	49,971,476	315,000,000	$158,069	$3,650	$3,079,958	$(4,911,102)	$(337,113)	$(5,815)	$(2,012,353)
Net income (loss)			7,440	—	—	(50,383)	—	—	(42,943)
Exercise of stock options and other	158,574		—	1	1	—	—	(687)	(685)
Share-based compensation			293	—	1,226	—	—	—	1,519
Dividends and other payments to noncontrolling interests			(5,927)	—	—	—	—	—	(5,927)
Other			—	—	57	—	—	—	57
Other comprehensive loss			(7,919)	—	—	—	(10,701)	—	(18,620)
Balances at June 30, 2018	50,130,050	315,000,000	$151,956	$3,651	$3,081,242	$(4,961,485)	$(347,814)	$(6,502)	$(2,078,952)

(In thousands, except share data)
	Six Months Ended June 30, 2018
	Pre-Separation		Non-controlling Interest	Controlling Interest					Total
	Class A Common Shares Issued	Class B Common Shares Issued		Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
Balances at December 31, 2017	49,955,300	315,000,000	$157,040	$3,650	$3,108,148	$(4,781,245)	$(340,094)	$(5,793)	$(1,858,294)
Net income (loss)			3,024	—	—	(178,805)	—	—	(175,781)
Exercise of stock options and other	174,750		—	1	6	—	—	(709)	(702)
Share-based compensation			599	—	3,026	—	—	—	3,625
Dividends and other payments to noncontrolling interests			(6,024)	—	—	—	—	—	(6,024)
Dividends declared and paid ($0.0824/share)			—	—	(29,995)	—	—	—	(29,995)
Other			—	—	57	(1,435)	1,435	—	57
Other comprehensive loss			(2,683)	—	—	—	(9,155)	—	(11,838)
Balances at June 30, 2018	50,130,050	315,000,000	$151,956	$3,651	$3,081,242	$(4,961,485)	$(347,814)	$(6,502)	$(2,078,952)
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
(UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Consolidated net loss	$(180,959)	$(175,781)
Reconciling items:
Depreciation and amortization	155,250	166,827
Deferred taxes	(15,143)	46,501
Provision for doubtful accounts	4,417	3,317
Amortization of deferred financing charges and note discounts, net	5,230	5,293
Share-based compensation	10,395	3,625
(Gain) loss on disposal of operating and other assets	2,090	(1,115)
Loss on Due from iHeartCommunications	5,778	—
Loss on extinguishment of debt	5,474	—
Foreign exchange transaction loss	3,625	14,535
Other reconciling items, net	(2,787)	(1,098)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	44,823	7,842
Increase in prepaid expenses and other current assets	(34,946)	(25,223)
Decrease in accrued expenses	(25,190)	(30,788)
Increase (decrease) in accounts payable	(3,364)	19,459
Increase in accrued interest	55,632	488
Increase in deferred revenue	10,539	42,791
Changes in other operating assets and liabilities	14,271	(10,805)
Net cash provided by operating activities	$55,135	$65,868
Cash flows from investing activities:
Purchases of property, plant and equipment	(79,281)	(61,315)
Proceeds from disposal of assets	2,518	3,040
Change in other, net	76	12
Net cash used for investing activities	$(76,687)	$(58,263)
Cash flows from financing activities:
Proceeds from long-term debt	2,235,197	—
Proceeds from issuance of mandatorily redeemable preferred stock	43,798	—
Payments on long-term debt	(2,200,113)	(316)
Net transfers from iHeartCommunications	43,399	60,751
Proceeds from settlement of Due from iHeartCommunications	115,798	—
Dividends and other payments to noncontrolling interests	(127)	(211)
Dividends paid	(701)	(30,624)
Debt issuance costs	(26,795)	(1,298)
Change in other, net	(2,128)	(702)
Net cash provided by financing activities	$208,328	$27,600
Effect of exchange rate changes on cash, cash equivalents and restricted cash	159	(4,319)
Net increase in cash, cash equivalents and restricted cash	186,935	30,886
Cash, cash equivalents and restricted cash at beginning of period	202,869	188,310
Cash, cash equivalents and restricted cash at end of period	$389,804	$219,196
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$161,184	$187,302
Cash paid for income taxes, net of refunds	$21,598	$20,144

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION
Preparation of Interim Financial Statements
All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries. On May 1, 2019, the Company separated (the “Separation”) from iHeartCommunications, Inc. ("iHeartCommunications"), a subsidiary of iHeartMedia, Inc. ("iHeartMedia"), upon the effective date of iHeartMedia's fifth amended Plan of Reorganization (the “iHeartMedia Plan of Reorganization”) and iHeartMedia's emergence from bankruptcy under Chapter 11 of the United States Bankruptcy Code. In connection with the consummation of the Separation, Clear Channel Outdoor Holdings, Inc. merged with and into the Company (previously known as Clear Channel Holdings, Inc. and previously the parent company of Clear Channel Outdoor Holdings, Inc.) (the “Merger”), with the Company surviving the Merger, becoming the successor to Clear Channel Outdoor Holdings, Inc. and changing its name to Clear Channel Outdoor Holdings, Inc. Additionally, pursuant to the Settlement and Separation Agreement (the "Separation Agreement") entered into with iHeartMedia and iHeartCommunications, the Intercompany Agreements (as defined below) with iHeartCommunications were terminated. Note 7 provides additional information about the Merger and Separation.
Prior to the Separation, the historical financial statements of the Company consisted of the carve-out financial statements of the Outdoor Business (as defined below) of Clear Channel Holdings, Inc., which previously also owned a portion of the Radio business of iHeartMedia, the Company’s former indirect parent company. Upon the Separation and the transactions related thereto (the “Transactions”) on May 1, 2019, the Company’s only assets, liabilities and operations were those of the Outdoor Business.
The “Outdoor Business” refers to the assets that are primarily related to or are primarily used or held for use in connection with the business of any member of the Company and its subsidiaries. The carve-out financial statements excluded the radio businesses that had historically been reported as part of iHeartMedia’s iHM segment (the “Radio Businesses”) prior to the Separation. In addition, the carve-out financial statements excluded amounts attributable to Clear Channel Holdings, Inc., which was a holding company prior to the Separation with no independent assets or operations.
Our reportable segments are Americas outdoor advertising (“Americas”) and International outdoor advertising (“International”). The accompanying consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods may not be indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2018 Annual Report on Form 10-K and the Current Report on Form 8-K filed on May 2, 2019.
The consolidated financial statements include the accounts of the Company and its subsidiaries and, prior to the Separation, give effect to allocations of expenses from iHeartMedia. These allocations, which ceased at the time of Separation, were made on a specifically identifiable basis or using relative percentages of headcount or other methods management considered to be a reasonable reflection of the utilization of services provided. Also included in the consolidated financial statements are entities for which the Company has a controlling financial interest or is the primary beneficiary. Investments in companies in which the Company owns 20% to 50% of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method. All significant intercompany transactions are eliminated in the consolidation process.
Certain prior period amounts have been reclassified to conform to the 2019 presentation.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

New Accounting Pronouncements Recently Adopted
Leases
The Company adopted Accounting Standards Update ("ASU") No. 2016-02, which created Accounting Standards Codification ("ASC") Topic 842, Leases, and all subsequent ASUs relating to this Topic (collectively, "ASC Topic 842") as of January 1, 2019. This new lease accounting standard, which supersedes previous lease accounting guidance under U.S. GAAP (ASC Topic 840), results in significant changes to the balance sheets of lessees, most significantly by requiring the recognition of a right-of-use ("ROU") asset and lease liability by lessees for those leases classified as operating leases. Lessor accounting is also updated to align with certain changes in the lessee model and the revenue recognition standard (ASC Topic 606), which was adopted in 2018.
The Company applied the transition provisions of this standard at January 1, 2019 following the optional transition method provided by ASU No. 2018-11; consequently the consolidated financial statements and notes to the consolidated financial statements for periods before the date of adoption continue to be presented in accordance with ASC Topic 840. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to not reassess whether expired or existing contracts are or contain leases and to carry forward the historical lease classification for those leases that commenced prior to the date of adoption.
Upon adoption of ASC Topic 842, prepaid and deferred rent balances, which were historically presented separately, were combined and presented net within the ROU asset. Additionally, deferred gains related to previous transactions that were historically accounted for as sale and operating leasebacks in accordance with ASC Topic 840 were recognized as a cumulative-effect adjustment to equity, resulting in an increase to equity, net of tax, of $14.6 million.
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
Intangible Assets and Goodwill
During the first quarter of 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities shall record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. The standard is mandatory for annual and interim impairment tests performed for periods beginning after December 15, 2019; however, the Company early adopted the proposed guidance under ASU 2017-04 beginning on January 1, 2019 on a prospective basis. The implementation of ASU 2017-04 did not have a material impact on our consolidated financial statements and related disclosures.
During the third quarter of 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This update requires that a customer in a cloud computing arrangement that is a service contract follow the internal-use software guidance in ASC 350-402 to determine which implementation costs to capitalize as assets. The standard is effective for fiscal years beginning after December 15, 2019; however, the Company early adopted the proposed guidance under ASU 2018-15 beginning on January 1, 2019 on a prospective basis. The implementation of ASU 2018-15 did not have a material impact on our consolidated financial statements and related disclosures.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – REVENUE
The Company generates revenue primarily from the sale of advertising space on printed and digital out-of-home advertising displays. These contracts typically cover periods of a few weeks to one year, although there are some with longer terms. Americas contracts are generally cancelable after a specified notice period, while International contracts are generally non-cancelable or require the customer to pay a fee to terminate the contract. Certain of these revenue transactions are considered leases for accounting purposes as the contracts convey to customers the right to control the use of the Company’s advertising displays for a period of time. To qualify as a lease, fulfillment of the contract must be dependent upon the use of a specified advertising structure, the customer must have almost exclusive use of the advertising display throughout the contract term, and, upon adoption of the new leases standard (ASC Topic 842) on January 1, 2019, the customer must also have the right to change the advertisement that is displayed throughout the contract term.
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
In accordance with the transition approach that the Company elected to adopt ASC Topic 842, as described in Note 1, revenue contracts with campaign start dates prior to January 1, 2019 were not reassessed to determine whether they qualify as a lease under the requirements of the new leasing standard. Instead, they continue to be accounted for as revenue from contracts with customers or revenue from leases based on the requirements of the previous standard (ASC Topic 840), and the new requirements have been applied to revenue contracts with campaign start dates on or after January 1, 2019. Because the definition of a lease is more restrictive under the new standard, fewer of our new revenue contracts meet the definition of a lease for accounting purposes, resulting in an increase in the percentage of revenue that is categorized as revenue from contracts with customers as compared to the prior year.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregation of Revenue
The following table shows, by segment, revenue from contracts with customers disaggregated by geographical region, revenue from leases and total revenue for the three and six months ended June 30, 2019 and 2018:

(In thousands)	Americas	International	Consolidated
Three Months Ended June 30, 2019
Revenue from contracts with customers:
United States	$181,500	$—	$181,500
Other Americas	1,026	17,411	18,437
Europe	—	252,106	252,106
Asia-Pacific	—	59,986	59,986
Total	182,526	329,503	512,029
Revenue from leases	144,616	41,370	185,986
Revenue, total	$327,142	$370,873	$698,015

Three Months Ended June 30, 2018
Revenue from contracts with customers:
United States	$115,488	$—	$115,488
Other Americas	634	13,359	13,993
Europe	—	226,577	226,577
Asia-Pacific	—	2,613	2,613
Total	116,122	242,549	358,671
Revenue from leases	183,800	169,509	353,309
Revenue, total	$299,922	$412,058	$711,980

Six Months Ended June 30, 2019
Revenue from contracts with customers:
United States	$312,931	$—	$312,931
Other Americas	1,922	31,056	32,978
Europe	—	453,311	453,311
Asia-Pacific	—	113,217	113,217
Total	314,853	597,584	912,437
Revenue from leases	285,011	87,683	372,694
Revenue, total	$599,864	$685,267	$1,285,131

Six Months Ended June 30, 2018
Revenue from contracts with customers:
United States	$211,635	$—	$211,635
Other Americas	1,284	25,482	26,766
Europe	—	413,793	413,793
Asia-Pacific	—	5,625	5,625
Total	212,919	444,900	657,819
Revenue from leases	342,850	309,709	652,559
Revenue, total	$555,769	$754,609	$1,310,378
The Company’s advertising structures, which may be owned or leased, are used to generate revenue, and such revenue may be classified as revenue from contracts with customers or revenue from leases depending on the terms of the contract, as previously described.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue from Contracts with Customers
The following tables show the Company’s beginning and ending accounts receivable and deferred revenue balances from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Accounts receivable, net of allowance, from contracts with customers:
Beginning balance	$418,916	$305,030	$367,918	$346,323
Ending balance	$509,129	$322,084	$509,129	$322,084

Deferred revenue from contracts with customers:
Beginning balance	$57,073	$45,261	$39,916	$28,804
Ending balance	$55,164	$45,509	$55,164	$45,509
During the three months ended June 30, 2019 and 2018, respectively, the Company recognized $38.2 million and $30.3 million of revenue that was included in the deferred revenue from contracts with customers balance at the beginning of the quarter. During the six months ended June 30, 2019 and 2018, respectively, the Company recognized $32.3 million and $24.1 million of revenue that was included in the deferred revenue from contracts with customers balance at the beginning of the year.
As previously described, the Company’s contracts with customers generally have terms of one year or less; however, as of June 30, 2019, the Company expects to recognize $132.4 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration greater than one year, with the majority of this amount to be recognized over the next five years.

Revenue from Leases
As of June 30, 2019, future lease payments to be received by the Company are as follows

(In thousands)
2019	$304,445
2020	68,770
2021	20,869
2022	10,907
2023	2,800
Thereafter	4,756
Total	$412,547
Note that the future lease payments disclosed are limited to the non-cancelable period of the lease and, for contracts that require the customer to pay a significant fee to terminate the contract such that the customer is considered reasonably certain not to exercise this option, periods beyond the termination option. Payments scheduled for periods beyond a termination option are not included for contracts that allow cancellation by the customer without a significant fee.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – LEASES
The Company enters into contracts to use land, buildings and office space, structures, and other equipment such as automobiles and copiers. Such arrangements are evaluated at inception to determine whether they contain a lease. The majority of the Company's leases are operating leases, including land lease contracts and contracts for the use of space on floors, walls and exterior locations on buildings, assuming all required elements of a lease contract are present. The majority of the Company's transit contracts do not meet the definition of a lease under ASC Topic 842 due to substantive substitution rights within those contracts; however, in accordance with the transition approach that the Company elected to adopt ASC Topic 842 as described in Note 1, contracts that were historically determined to be leases under ASC Topic 840, including certain international transit contracts, are included in the Company’s balance sheet as of January 1, 2019.
Operating leases are reflected on the Company's balance sheet as Operating lease right-of-use ("ROU") assets, and the related short-term and long-term liabilities are included within Current and Noncurrent operating lease liabilities, respectively. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at lease commencement based on the present value of lease payments over the lease term, and lease expense is recognized on a straight-line basis over the lease term. The Company's finance leases are included within Property, plant and equipment, and the related short-term and long-term liabilities are included within the Current portion of long-term debt and Long-term debt, respectively.
Certain of the Company's operating lease agreements include rental payments that are based on a percentage of revenue, and others include rental payments that are adjusted periodically for inflationary changes. Percentage rent contracts, in which lease expense is calculated as a percentage of advertising revenue, and payments due to changes in inflationary adjustments are included within variable rent expense, which is accounted for separately from periodic straight-line lease expense. Amounts related to insurance and property taxes in lease arrangements when billed on a pass-through basis are allocated to the lease and non-lease components of the lease based on their relative standalone selling prices. The Company is commonly assessed VAT on its international contracts, which is treated as a non-lease component.
Many of the Company's operating lease contracts permit the Company to continue operating the leased assets after the rights and obligations of the lease agreements have expired. Such contracts are not considered to be leases after they expire, and future expected payments are not included in operating lease liabilities or ROU assets. Additionally, many of the Company's leases entered into in connection with advertising structures provide options to extend the terms of the agreements. Renewal periods are generally excluded from minimum lease payments when calculating the lease liabilities as the Company does not consider exercise of such options to be reasonably certain for most leases. Therefore, unless exercise of a renewal option is considered reasonably assured, the optional terms and payments are not included within the lease liability. The Company's lease agreements do not contain material residual value guarantees or material restrictive covenants.
The implicit rate within the Company's lease agreements is generally not determinable. As such, the Company uses the incremental borrowing rate ("IBR") to determine the present value of lease payments at the commencement of the lease. The IBR, as defined in ASC Topic 842, is "the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment."
The following table provides the components of lease expense included within the Consolidated Statement of Comprehensive Loss for the three and six months ended June 30, 2019:

(In thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease expense	$131,660	$266,756
Variable lease expense	38,957	70,522

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the weighted average remaining lease term and the weighted average discount rate for the Company's leases as of June 30, 2019:

June 30, 2019
Operating lease weighted average remaining lease term (in years)	10.4
Operating lease weighted average discount rate	7.36%
As of June 30, 2019, the Company’s future maturities of operating lease liabilities were as follows:

(In thousands)
2019	$293,490
2020	427,209
2021	363,819
2022	284,964
2023	229,606
Thereafter	1,377,210
Total lease payments	$2,976,298
Less: Effect of discounting	962,026
Total operating lease liability	$2,014,272
The following table provides supplemental cash flow information related to leases:

(In thousands)	Six Months Ended June 30, 2019

Cash paid for amounts included in measurement of operating lease liabilities	$289,146
Lease liabilities arising from obtaining right-of-use assets[1]	$2,184,176

[1]	Includes transition liabilities upon adoption of ASC Topic 842, as well as new leases entered into during the six months ended June 30, 2019.
NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets as of June 30, 2019 and December 31, 2018, respectively:

(In thousands)	June 30, 2019	December 31, 2018

Land, buildings and improvements	$148,626	$145,403
Structures	2,782,755	2,835,411
Furniture and other equipment	210,217	202,155
Construction in progress	81,848	73,030
	3,223,446	3,255,999
Less: accumulated depreciation	2,006,739	1,967,061
Property, plant and equipment, net	$1,216,707	$1,288,938

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Intangible Assets
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets as of June 30, 2019 and December 31, 2018, respectively:

(In thousands)	June 30, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived permits	$971,163	$—	$971,163	$—
Transit, street furniture and other outdoor contractual rights	526,837	(446,800)	528,185	(440,228)
Permanent easements	163,341	—	163,317	—
Trademarks	83,569	(1,039)	409	(338)
Other	5,499	(4,089)	5,510	(3,993)
Total intangible assets	$1,750,409	$(451,928)	$1,668,584	$(444,559)

As part of the Separation Agreement, the Trademark License Agreement with iHeartCommunications was canceled, and the Company received the "Clear Channel" and "Clear Channel Outdoor" trademarks, among other Clear Channel marks, as a capital contribution from iHeartCommunications upon Separation on May 1, 2019. The trademarks have a gross carrying amount of $83.2 million and a remaining useful life of ten years.

Total amortization expense related to definite-lived intangible assets for the three months ended June 30, 2019 and 2018 was $4.7 million and $5.2 million, respectively. Total amortization expense related to definite-lived intangible assets for the six months ended June 30, 2019 and 2018 was $8.8 million and $10.3 million, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2020	$18,395
2021	18,093
2022	16,293
2023	11,893
2024	11,787

Goodwill
The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	Americas	International	Consolidated
Balance as of December 31, 2018	$507,819	$198,184	$706,003
Foreign currency	—	(941)	(941)
Balance as of June 30, 2019	$507,819	$197,243	$705,062

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – LONG-TERM DEBT

Long-term debt outstanding as of June 30, 2019 and December 31, 2018 consisted of the following:

(In thousands)	June 30, 2019	December 31, 2018

Clear Channel Worldwide Holdings Senior Notes:
6.5% Series A Senior Notes Due 2022	$735,750	$735,750
6.5% Series B Senior Notes Due 2022	1,989,250	1,989,250
Clear Channel Worldwide Holdings Senior Subordinated Notes:
7.625% Series A Senior Subordinated Notes Due 2020(1)	—	275,000
7.625% Series B Senior Subordinated Notes Due 2020(1)	—	1,925,000
9.25% Senior Subordinated Notes Due 2024(1)	2,235,000	—
Receivables-based Credit Facility Due 2023(2)	—	—
Revolving Credit Facility with iHeartCommunications Due 2022(3)	—	—
Clear Channel International B.V. Senior Notes Due 2020	375,000	375,000
Other debt	4,003	3,882
Original issue discount	(999)	(739)
Long-term debt fees	(41,648)	(25,808)
Total debt	$5,296,356	$5,277,335
Less: current portion	260	227
Total long-term debt	$5,296,096	$5,277,108

(1)
On February 4, 2019, Clear Channel Worldwide Holdings, Inc., a subsidiary of the Company (“CCWH” or the "Subsidiary Issuer"), delivered a conditional notice of redemption calling all of its outstanding $275.0 million aggregate principal amount of 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and $1,925.0 million aggregate principal amount of 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes”) for redemption on March 6, 2019. The redemption was conditioned on the closing of the offering of $2,235.0 million of new 9.25% Senior Subordinated Notes due 2024 (the “New CCWH Subordinated Notes”). At the closing of such offering on February 12, 2019, CCWH deposited with the trustee for the CCWH Subordinated Notes a portion of the proceeds from the new notes in an amount sufficient to pay and discharge the principal amount outstanding, plus accrued and unpaid interest on the CCWH Subordinated Notes to, but not including, the redemption date. CCWH irrevocably instructed the trustee to apply such funds to the full payment of the CCWH Subordinated Notes on the redemption date. Concurrently therewith, CCWH elected to satisfy and discharge the indentures governing the CCWH Subordinated Notes in accordance with their terms, and the trustee acknowledged such discharge and satisfaction. As a result of the satisfaction and discharge of the indentures, CCWH and the guarantors of the CCWH Subordinated Notes have been released from their remaining obligations under the indentures and the CCWH Subordinated Notes. On July 23, 2019, CCWH issued a conditional notice of redemption to redeem a portion of the New CCWH Subordinated Notes using the proceeds of a public offering of common stock. On July 30, 2019, the conditions to the redemption were satisfied, and the notice of redemption became irrevocable. Pursuant to the notice of redemption, as amended at the closing of the offering, approximately $333.5 million aggregate principal amount of New CCWH Subordinated Notes will be redeemed on August 22, 2019.

(2)
As of June 30, 2019, the receivables-based credit facility had $80.7 million of letters of credit outstanding and a borrowing limit of $125.0 million, resulting in $44.3 million of excess availability. Certain additional restrictions, including a springing financial covenant, take effect at decreased levels of excess availability.

(3)
On May 1, 2019, in accordance with the Separation Agreement, Clear Channel Outdoor, LLC and Clear Channel International, Ltd. entered into a three-year unsecured $200.0 million revolving credit facility with iHeartCommunications (the "iHeartCommunications Line of Credit"). As of June 30, 2019, no amounts were drawn under the iHeartCommunications Line of Credit. On July 30, 2019, in connection with the consummation of a public offering of common stock, we terminated the iHeartCommunications Line of Credit.

The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.6 billion and $5.2 billion as of June 30, 2019 and December 31, 2018, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 1.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The New CCWH Subordinated Notes were issued pursuant to an indenture, dated as of February 12, 2019 (the “New CCWH Notes Indenture”), among CCWH, the Company, Clear Channel Outdoor, Inc. (“CCOI”) and the other guarantors party thereto (collectively with the Company and CCOI, the “Guarantors”), and U.S. Bank National Association, as trustee, paying agent, registrar and transfer agent (the “Trustee”). The New CCWH Subordinated Notes mature on February 15, 2024 and bear interest at a rate of 9.25% per annum. Interest is payable to the Trustee semi-annually. In each case, interest will be payable to the holders of the New CCWH Subordinated Notes semi-annually on February 15 and August 15 of each year, beginning on August 15, 2019.
The New CCWH Subordinated Notes and the guarantees of the New CCWH Subordinated Notes are unsecured senior subordinated obligations that rank pari passu in right of payment to all senior subordinated indebtedness of Clear Channel Worldwide and the Guarantors, junior to all senior indebtedness of CCWH and the Guarantors, including CCWH's outstanding 6.5% Series A Senior Notes and Series B Senior Notes due 2022 (the “Senior Notes”), and senior to all future subordinated indebtedness of CCWH and the Guarantors that expressly provides that it is subordinated to the New CCWH Subordinated Notes. Following the satisfaction of certain conditions, including that the Senior Notes are no longer outstanding and at least a portion of such notes has been refinanced with senior secured indebtedness, the New CCWH Subordinated Notes and the guarantees of the New CCWH Subordinated Notes will cease to be subordinated obligations and thereafter will rank pari passu in right of payment with all senior indebtedness of CCWH and the Guarantors (the “step-up”). There can be no assurance that the step-up will ever occur and that the New CCWH Subordinated Notes and the guarantees will ever cease to be subordinated indebtedness of CCWH and the Guarantors.
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
Surety Bonds, Letters of Credit and Guarantees
As of June 30, 2019, the Company had $68.2 million, $80.7 million and $35.1 million in surety bonds, letters of credit and bank guarantees outstanding, respectively. A portion of the outstanding bank guarantees was supported by $15.7 million of cash collateral. Additionally, as of June 30, 2019, iHeartCommunications had outstanding commercial standby letters of credit of $1.6 million held on behalf of the Company. These letters of credit, surety bonds and bank guarantees relate to various operational matters, including insurance, bid, concession and performance bonds, as well as other items.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Stockholder Litigation
On May 9, 2016, a stockholder of the Company filed a derivative lawsuit in the Court of Chancery of the State of Delaware (the “Delaware Chancery Court”), captioned GAMCO Asset Management Inc. v. iHeartMedia Inc. et al., C.A. No. 12312-VCS. The complaint named as defendants iHeartCommunications, Inc. (“iHeartCommunications”), the Company’s indirect parent company, iHeartMedia, Inc. (“iHeartMedia”), the parent company of iHeartCommunications, Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Former Sponsor Defendants”), iHeartMedia’s pre-bankruptcy private equity sponsors and pre-bankruptcy majority owners, and the members of the Company’s board of directors. The Company also was named as a nominal defendant. The complaint alleged that the Company had been harmed by the intercompany agreements with iHeartCommunications, the Company’s lack of autonomy over its own cash and the actions of the defendants in serving the interests of iHeartMedia, iHeartCommunications and the Former Sponsor Defendants to the detriment of the Company and its minority stockholders. The plaintiff sought, among other things, a ruling that the defendants breached their fiduciary duties to the Company and that iHeartMedia, iHeartCommunications and the Former Sponsor Defendants aided and abetted the board of directors’ breaches of fiduciary duty, rescission of payments to iHeartCommunications and its affiliates pursuant to dividends declared in connection with the CCIBV Note Offering and Outdoor Asset Sales, and an order requiring iHeartMedia, iHeartCommunications and the Former Sponsor Defendants to disgorge all profits they have received as a result of the alleged fiduciary misconduct.
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
On December 29, 2017, another stockholder of the Company filed a derivative lawsuit (the "Norfolk Lawsuit") in the Delaware Chancery Court captioned Norfolk County Retirement System, v. iHeartMedia, Inc., et al., C.A. No. 2017-0930-JRS. The complaint names as defendants iHeartMedia, iHeartCommunications, the Former Sponsor Defendants, and the members of the Company's board of directors.  The Company is named as a nominal defendant. The complaint alleges that the Company has been harmed by the Company Board’s November 2017 decision to extend the maturity date of the intercompany revolving note (the “Third Amendment”) at what the complaint describes as far-below-market interest rates. The plaintiff sought, among other things, a ruling that the defendants breached their fiduciary duties to the Company, a modification of the Third Amendment to bear a commercially reasonable rate of interest, and an order requiring disgorgement of all profits, benefits and other compensation obtained by defendants as a result of the alleged breaches of fiduciary duties.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On August 27, 2018, the same stockholder of the Company that had filed a derivative lawsuit against iHeartMedia and others in 2016 (GAMCO Asset Management Inc.) filed a putative class action lawsuit (the "GAMCO II Lawsuit") in the Delaware Chancery Court, captioned GAMCO Asset Management, Inc. v. Hendrix, et al., C.A. No. 2018-0633-JRS. The complaint names as defendants the Former Sponsor Defendants and the members of the Company’s board of directors. The complaint alleges that minority shareholders in the Company during the period November 8, 2017 to March 14, 2018 were harmed by decisions of the Company's board of directors and the intercompany note committee of the board of directors relating to the intercompany note. The plaintiff sought, among other things, a ruling that the Company's board of directors, the intercompany note committee, and the Sponsor Defendants breached their fiduciary duties and that the Sponsor Defendants aided and abetted the Board’s breach of fiduciary duty; and an award of damages, together with pre- and post-judgment interests, to the putative class of minority shareholders.
On December 16, 2018, the Debtors, the Company, GAMCO Asset Management, Inc., and Norfolk County Retirement System entered into a settlement agreement (the "Settlement Agreement"), which resolves all claims, objections, and other causes of action that have been or could be asserted by or on behalf of the Company, GAMCO Asset Management, Inc., and/or Norfolk County Retirement System by and among the Debtors, the Company, GAMCO Asset Management, Inc., certain individual defendants in the GAMCO Asset Management, Inc. action and/or the Norfolk County Retirement System action, and the private equity sponsor defendants in such actions. The Settlement Agreement provides for the consensual separation of the Debtors and the Company, including approximately $149.0 million of recovery to CCOH on account of its claim against iHeartCommunications in the Chapter 11 cases, an unsecured revolving line of credit in an aggregate amount not to exceed $200 million from iHeartCommunications (the “iHeart Line of Credit”), the transfer of certain of the Debtors’ intellectual property to the Company, the waiver by the Debtors of the setoff for the value of the transferred intellectual property, mutual releases, the termination of the cash sweep under the existing Corporate Services Agreement, the termination of any agreements or licenses requiring royalty payments from the Company to the Debtors for trademarks or other intellectual property, the waiver of any post-petition amounts owed by the Company relating to such trademarks or other intellectual property, and the execution of a new transition services agreement and other separation documents. The Settlement Agreement was approved by the Bankruptcy Court and the United States District Court for the Southern District of Texas in connection with the confirmation of the iHeartMedia Chapter 11 Cases on January 22, 2019. On May 1, 2019, the Debtors' plan of reorganization went effective, and the Norfolk Lawsuit and GAMCO II Lawsuit were each subsequently dismissed with prejudice.
China Investigation
Two former employees of Clear Media Limited, an indirect, non-wholly-owned subsidiary of the Company whose ordinary shares are listed on the Hong Kong Stock Exchange, have been convicted in China of certain crimes, including the crime of misappropriation of funds, and sentenced to imprisonment. One of those former employees has appealed his conviction. The Company is not aware of any litigation, claim or assessment pending against the Company in relation to this investigation. Based on information known to date, the Company believes any contingent liabilities arising from potential misconduct that has been or may be identified by the investigation in China are not material to the Company’s consolidated financial statements. The effect of the misappropriation of funds is reflected in these financial statements in the appropriate periods.
The Company advised both the United States Securities and Exchange Commission and the United States Department of Justice of the investigation at Clear Media Limited and is cooperating to provide documents, interviews and information in response to inquiries from the agencies. The Clear Media Limited investigation could implicate the books and records, internal controls and anti-bribery provisions of the U.S. Foreign Corrupt Practices Act, which statute and regulations provide for potential monetary penalties as well as criminal and civil sanctions. It is possible that monetary penalties and other sanctions could be assessed on the Company in connection with this matter. The nature and amount of any monetary penalty or other sanctions cannot reasonably be estimated at this time and could be qualitatively or quantitatively material to the Company.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Italy Investigation
During the three months ended June 30, 2018, the Company identified misstatements associated with VAT obligations in its business in Italy, which resulted in an understatement of its VAT obligation. These misstatements resulted in an understatement of other long-term liabilities of $16.9 million as of December 31, 2017. The effect of these misstatements is reflected in the historical financial statements in the appropriate periods. Upon identification of these misstatements, the Company undertook certain procedures, including a forensic investigation. In addition, the Company voluntarily disclosed the matter and findings to the Italian tax authorities in order to commence a discussion on the appropriate calculation of the VAT position. The current expectation is that the Company may have to repay to the Italian tax authority a substantial portion of the VAT previously applied as a credit in relation to the transactions under investigation, amounting to approximately $17 million, including estimated possible penalties and interest. The Company made a payment of approximately $6.9 million, net of VAT recoverable, during the fourth quarter of 2018 and expects to pay the remainder during the last half of 2019 or the first quarter of 2020. The ultimate amount to be paid may differ from the estimates, and such differences may be material.
NOTE 7 — RELATED PARTY TRANSACTIONS
Merger Agreement
On March 27, 2019, as contemplated by the Settlement Agreement and iHeartMedia’s modified fifth amended Plan of Reorganization (the “iHeart Plan of Reorganization”), which was confirmed by the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court") on January 22, 2019, the Company (then known as Clear Channel Holdings, Inc.) and its subsidiary, Clear Channel Outdoor Holdings, Inc., entered into an Agreement and Plan of Merger (the “Merger Agreement”). On May 1, 2019, Clear Channel Outdoor Holdings, Inc. merged with and into the Company, with the Company surviving the Merger and changing its name to Clear Channel Outdoor Holdings, Inc.
Prior to the Merger, the old CCOH Class B Common Stock held by Clear Channel Holdings, Inc., was converted into shares of Clear Channel Outdoor Holdings, Inc.'s Class A Common Stock (the "Old CCOH Class A Common Stock"). At the effective time of the Merger, each share of Old CCOH Class A Common Stock issued and outstanding (other than shares of Old CCOH Class A Common Stock held by Clear Channel Holdings, Inc.) converted into one share of common stock of the Company (the "Common Stock”). The shares of the Old CCOH Class A Common Stock held by Clear Channel Holdings, Inc. were canceled and retired, and no shares of Common Stock were exchanged for such shares. All outstanding shares of common stock of Clear Channel Holdings, Inc., all held by iHeartCommunications immediately before the Merger, were converted into 325,726,917 shares of Common Stock and transferred to certain holders of claims in iHeart Chapter 11 Cases pursuant to the iHeartMedia Plan of Reorganization. As a result, immediately after the Merger, Clear Channel Holdings, Inc. had a single class of common stock, and the pre-Merger Old CCOH Class A common stockholders owned the same percentage of Clear Channel Holdings, Inc. that they owned of Clear Channel Outdoor Holdings, Inc. immediately before the Merger. At the effective time of the Merger, Clear Channel Holdings, Inc. changed its name to Clear Channel Outdoor Holdings, Inc.
Separation Agreement
On March 27, 2019, the Company, Clear Channel Outdoor Holdings, Inc., iHeartMedia and iHeartCommunications entered into a Settlement and Separation Agreement (the “Separation Agreement”) governing the terms of the separation of the Company as the surviving corporation under the Merger and each subsidiary of the Company after giving effect to the Transactions (the Company together with its subsidiaries, the “Outdoor Group”) from iHeartMedia and each of its subsidiaries immediately after giving effect to the Transactions (iHeartMedia together with its subsidiaries, the “iHeart Group”).
Pursuant to the Separation Agreement on May 1, 2019, (i) iHeartMedia and iHeartCommunications caused each relevant member of the iHeart Group to assign, transfer, convey and deliver to iHeartCommunications, and iHeartCommunications transfered to the Company or the relevant member of the Outdoor Group, any and all direct or indirect title and interest in the assets that are primarily related to or used primarily in connection with the Outdoor Business (after giving effect to the Transactions) (such assets, the “Outdoor Assets”), excluding certain excluded assets, and (ii) the Company and Clear Channel Outdoor Holdings, Inc. caused each relevant member of the Outdoor Group to transfer to the relevant member of the iHeart Group any and all direct or indirect title and interest in the assets of the business conducted by the iHeart Group after giving effect to the Transactions, including the radio business (the “iHeart Business” and such assets, the “iHeart Assets”).

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At the same time as the transfer of the Outdoor Assets from the iHeart Group to the Outdoor Group, the members of the Outdoor Group assumed the liabilities associated with the Outdoor Business, subject to certain exceptions as set forth in the Separation Agreement. At the same time as the transfer of the iHeart Assets from the Outdoor Group to the iHeart Group, the members of the iHeart Group assumed the liabilities associated with the iHeart Business, subject to certain exceptions as set forth in the Separation Agreement.
In connection with the cash management arrangements with CCOH, iHeartCommunications maintained an intercompany revolving promissory note payable by iHeartCommunications to CCOH (the "Due from iHeartCommunications Note"). The Separation Agreement provided for cancellation of the Due from iHeartCommunications Note and that any agreements or licenses requiring royalty payments to the iHeart Group by the Outdoor Group for trademarks or other intellectual property terminated effective as of December 31, 2018. It also provided for (i) the repayment of the post-petition intercompany balance outstanding in favor of the Debtors as of December 31, 2018, which was equal to $21.6 million as of that date and (ii) the waiver of the set-off value of any royalties and IP license fees owed to iHeartCommunications equal to approximately $31.8 million from March 14, 2018 through December 31, 2018, such that the resulting intercompany balance on such date was $10.2 million in favor of the Company.  Pursuant to an amendment to the Separation Agreement, the Company offset the $149.0 million amount owed to us by the iHeart Group on the Effective Date by $52.1 million (which is the additional intercompany liability incurred from January 1, 2019 through March 31, 2019), resulting in a total net payment to the Company of approximately $107.0 million on May 1, 2019 (including the $10.2 million payment discussed above). iHeartCommunications paid the Company the intercompany liability incurred from April 1, 2019 through May 1, 2019 of $8.8 million after the Separation. In addition, pursuant to the Separation Agreement, the Company received (i) the trademarks listed on the schedules to the Separation Agreement and (ii) reimbursement of the reasonable expenses of legal counsel and financial advisors incurred on or prior to May 1, 2019 of the Company’s board of directors or the special committee of the Company’s board of directors, in each case, to the extent incurred in connection with the Separation.
Due from iHeartCommunications
Prior to the Separation, the Company recorded net amounts due from or to iHeartCommunications as “Due from/to iHeartCommunications” on the consolidated balance sheets, net of allowance for credit losses.  The accounts represented the revolving promissory note issued by the Company to iHeartCommunications and the revolving promissory note issued by iHeartCommunications to the Company in the face amount of $1.0 billion, or if more or less than such amount, the aggregate unpaid principal amount of all advances.
Pursuant to an order entered by the Bankruptcy Court, as of March 14, 2018, the balance of the Due from iHeartCommunications Note was frozen, and following March 14, 2018, intercompany allocations that were reflected in adjustments to the balance of the Due from iHeartCommunications Note were instead reflected in an intercompany balance that accrued interest at a rate equal to the interest under the Due from iHeartCommunications Note.
The Company did not expect to recover all of the amounts owed under the Due from iHeartCommunications Note upon the implementation of the iHeart Plan of Reorganization (as defined below). As a result, the Company recognized a loss of $855.6 million on the Due from iHeartCommunications Note during the fourth quarter of 2017 to reflect the estimated recoverable amount of the note as of December 31, 2017, based on management's best estimate of the cash settlement amount, and the outstanding principal amount of $1,031.7 million was reduced to $154.8 million as of March 31, 2019 on the consolidated balance sheet. In addition, upon the filing of the iHeart Chapter 11 Cases on March 14, 2018, the Company ceased recording interest income on the pre-petition balance due from iHeartCommunications as the collectability of the interest was not considered probable. Pursuant to the Settlement Agreement, the Company recovered 14.44% of the outstanding principal amount, or approximately $149.0 million, in cash on the allowed claim of $1,031.7 million under the Due from iHeartCommunications Note. As of June 30, 2019, the asset recorded in "Due from iHeartCommunications" on the consolidated balance sheet is $0.0 million.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Related Party Transactions
Prior to the Separation, under the Corporate Services Agreement between iHeartCommunications and the Company, iHeartCommunications provided management services to the Company, which included, among other things: (i) treasury, payroll and other financial related services; (ii) certain executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; (viii) licensing of intellectual property, copyrights, trademarks and other intangible assets and (ix) other general corporate services. These services were charged to the Company based on actual direct costs incurred or allocated by iHeartCommunications based on headcount, revenue or other factors on a pro rata basis. Upon consummation of the Separation, the Corporate Services Agreement was terminated and iHeartMedia Management Services, Inc. (“iHM Management Services”), iHeartCommunications and the Company entered into a transition services agreement (the “Transition Services Agreement”). Pursuant to the Transition Services Agreement, iHM Management Services provides, or causes, iHeartMedia, iHeartCommunications, iHeart Operations, Inc. (“iHeart Operations”) or any member of the iHeart Group to provide, the Company with certain administrative and support services and other assistance which the Company will utilize in the conduct of its business as such business was conducted prior to the Separation, for one year from May 1, 2019 (subject to certain rights of the Company to extend up to one additional year, as described below). The transition services may include, among other things, (a) treasury, payroll and other financial related services, (b) certain executive officer services, (c) human resources and employee benefits, (d) legal and related services, (e) information systems, network and related services, (f) investment services and (g) procurement and sourcing support.

The charges for the transition services under the Transition Services Agreement are generally consistent with the Corporate Services Agreement. The allocation of cost is based on various measures depending on the service provided, which measures include relative revenue, employee headcount, number of users of a service or other factors. The Company may request an extension of the term for all services or individual services for one-month periods for up to an additional 12 months, and the price for transition services provided during such extended term will be increased for any service other than those identified in the schedules to the Transition Services Agreement as an “IT Service” or any other service the use and enjoyment of which requires the use of another IT Service.

For the three months ended June 30, 2019 and 2018, the Company recorded $4.6 million and $16.9 million, respectively, and $12.0 million and $34.1 million for the six months ended June 30, 2019 and 2018, respectively, under the Corporate Services Agreement through May 1, 2019 and under the Transition Services Agreement following May 1, 2019, as a component of corporate expenses for these services. The lower management services costs in 2019 primarily resulted from iHeartCommunications no longer charging the trademark license fee in 2019.

The Company may terminate the Transition Services Agreement with respect to all or any individual service, in whole or in part, upon 30 days’ prior written notice, provided that any co-dependent services must be terminated concurrently.

Pursuant to the tax matters agreement, as in existence prior to the Separation (the "Old Tax Matters Agreement") between iHeartCommunications and the Company, the operations of the Company were included in a consolidated federal income tax return filed by iHeartCommunications. The Company’s provision for income taxes has historically been computed on the basis that the Company files separate consolidated federal income tax returns with its subsidiaries. Tax payments were made to iHeartCommunications on the basis of the Company’s separate taxable income. Tax benefits recognized on the Company’s employee stock option exercises were retained by the Company. In addition, if iHeartCommunications or its subsidiaries used certain of our tax attributes (including net operating losses, foreign tax credits and other credits) and such use resulted in a decrease in tax liability for iHeartCommunications or its subsidiaries, then iHeartCommunications would reimburse us for the use of such attributes based on the amount of tax benefit realized. Upon consummation of the Separation, the Tax Matters Agreement was terminated and replaced with a new tax matters agreement (the "New Tax Matters Agreement") by and among iHeartMedia, iHeartCommunications, iHeart Operations, Inc., the Company and Clear Channel Outdoor, LLC to allocate the responsibility of the iHeart Group, on the one hand, and the Outdoor Group, on the other, for the payment of taxes arising prior to and subsequent to, and/or in connection with the iHeart Plan of Reorganization. The New Tax Matters Agreement provides that any reduction of our tax attributes as a result of cancellation of indebtedness income realized in connection with the iHeart Chapter 11 Cases is not treated as a use of such tax attributes and, therefore, does not require iHeartMedia to reimburse us for such reduction.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company computes its deferred income tax provision using the liability method in accordance with the provisions of ASC Subtopic 740-10. Deferred tax assets and liabilities are determined based on differences between the financial reporting basis and tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not some portion or all of the asset will not be realized.

Prior to the Separation, pursuant to the Employee Matters Agreement, the Company’s employees participated in iHeartCommunications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan. For the three and six months ended June 30, 2018, the Company recorded $2.3 million and $4.6 million, respectively, as a component of selling, general and administrative expenses for these services. On January 1, 2019, the Company's employees began participation in the Company's separate employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan. Upon consummation of the Separation, the Employee Matters Agreement was terminated; however, under the Transition Services Agreement, the Company continues to receive administrative assistance from iHeartCommunications.

The Company provides advertising space on its billboards for iHeartMedia, Inc. and for radio stations owned by iHeartMedia, Inc. This arrangement will continue through the term of the Transition Services Agreement. For the three months ended June 30, 2019 and 2018, the Company recorded $1.3 million and $2.9 million, respectively, and $2.3 million and $4.4 million for the six months ended June 30, 2019 and 2018, respectively, in revenue for these advertisements. The majority of these agreements are leasing transactions as they convey to iHeartMedia, Inc. the right to control the use of the Company's advertising structures for a stated period of time.
NOTE 8 – INCOME TAXES

Income Tax Benefit (Expense)

The Company’s income tax benefit (expense) for the three and six months ended June 30, 2019 and 2018 consisted of the following components:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Current tax benefit (expense)	$27,907	$24,837	$(43,813)	$(3,619)
Deferred tax benefit (expense)	1,186	(29,590)	15,143	(46,501)
Income tax benefit (expense)	$29,093	$(4,753)	$(28,670)	$(50,120)

The effective tax rates for the three and six months ended June 30, 2019 were 71.8% and (18.8)%, respectively. The effective rate was primarily impacted by the valuation allowance recorded against deferred tax assets resulting from losses in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company's ability to realize those assets in future periods. The income tax benefit recorded for the three months ended June 30, 2019 is attributed to changes in the Company's estimated annual effective tax rate, driven primarily by changes in forecasted earnings at certain international locations.

The effective tax rates for the three and six months ended June 30, 2018 were (12.4)% and (39.9)%, respectively. The effective rate was primarily impacted by the valuation allowance recorded against deferred tax assets resulting from losses in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company's ability to realize those assets in future periods.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As a result of the Separation from iHeartMedia, certain deferred tax attributes of the Company were reduced as a result of cancellation of indebtedness income realized in connection with the iHeart Plan of Reorganization. As discussed in Note 7, the Company was not reimbursed for the reduction of its tax attributes under the terms of the New Tax Matters Agreement. The reorganization adjustments resulted in a reduction to deferred tax assets for all U.S. federal net operating loss carryforwards and certain state net operating loss carryforwards. These adjustments were partially offset by the reduction of valuation allowances recorded by the Company as of the Separation date. The net tax impact of the reorganization adjustments, which was approximately $65.9 million, was reflected in the equity section of the balance sheet as a dividend. Additionally, the Company recognized a capital loss for tax purposes as a result of the series of transactions to effect the Separation. To the extent the capital loss is not subject to reduction as a result of cancellation of indebtedness income, it may be carried forward to offset capital gains recognized by the Company in the next five years, subject to annual limitations under Section 382 of the Internal Revenue Code. The deferred tax asset associated with the capital loss carryforward is offset by a valuation allowance due to significant uncertainty regarding the Company's ability to utilize the carryforward prior to its expiration.
NOTE 9 – STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock
At the effective time of the Merger, each share of Old CCOH Class A Common Stock issued and outstanding (other than shares of Old CCOH Class A Common Stock held by Clear Channel Holdings, Inc.) converted into one share of common stock of the Company (the "Common Stock”). The shares of the Old CCOH Class A Common Stock held by Clear Channel Holdings, Inc. were canceled and retired, and no shares of Common Stock were exchanged for such shares. All outstanding shares of common stock of Clear Channel Holdings, Inc., all held by iHeartCommunications immediately before the Merger, were converted into 325,726,917 shares of Common Stock and transferred to certain holders of claims in iHeart Chapter 11 Cases pursuant to the iHeartMedia Plan of Reorganization. As a result, immediately after the Merger, Clear Channel Holdings, Inc. had a single class of common stock, and the pre-Merger Old CCOH Class A common stockholders owned the same percentage of Clear Channel Holdings, Inc. that they owned of Clear Channel Outdoor Holdings, Inc. immediately before the Merger.
On July 30, 2019, the Company issued 100 million shares of common stock in a public offering which resulted in net proceeds of $333.5 million, net of underwriting discounts and offering expenses. The Company intends to use the net proceeds from this offering to redeem approximately $333.5 million aggregate principal amount of New CCWH Subordinated Notes on August 22, 2019.
Share-Based Compensation Expense

We have granted restricted stock, restricted stock units and options to purchase shares of our common stock to certain employees under our equity incentive plans. Share-based compensation expense, which is recorded in corporate expenses, was $8.6 million and $1.5 million for the three months ended June 30, 2019 and 2018, respectively, and $10.4 million and $3.6 million for the six months ended June 30, 2019 and 2018, respectively. The increase in share-based compensation expense relates to new equity awards granted in the second quarter of 2019, which were expensed immediately as they do not contain a service condition for vesting.
As of June 30, 2019, there was $13.2 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions. This cost is expected to be recognized over a weighted average period of approximately 2.8 years.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Computation of Net Loss Per Share

The following table presents the computation of net loss per share or the three and six months ended June 30, 2019 and 2018:

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
NUMERATOR:
Net loss attributable to the Company – common shares	$(10,939)	$(50,383)	$(175,106)	$(178,805)

DENOMINATOR:
Weighted average common shares outstanding - basic	362,409	361,708	362,225	361,612
Weighted average common shares outstanding - diluted(1)	362,409	361,708	362,225	361,612

Net loss attributable to the Company per common share:
Basic	$(0.03)	$(0.14)	$(0.48)	$(0.49)
Diluted	$(0.03)	$(0.14)	$(0.48)	$(0.49)

(1)
Outstanding equity awards of 8.4 million and 6.7 million for the three months ended June 30, 2019 and 2018, respectively, and 8.3 million and 6.7 million for the six months ended June 30, 2019 and 2018, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

NOTE 10 — OTHER INFORMATION
Other Comprehensive Income (Loss)
For the three and six months ended June 30, 2019, the total increase in other comprehensive income related to the impact of pensions on deferred income tax liabilities was $0.6 million. There was no change in deferred income tax liabilities resulting from adjustments to comprehensive loss for the three and six months ended June 30, 2018.
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts reported in the Consolidated Statement of Cash Flows:

(In thousands)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$372,497	$182,456
Restricted cash included in:
Other current assets	4,145	4,221
Other assets	13,162	16,192
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$389,804	$202,869

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Mandatorily Redeemable Preferred Stock
On May 1, 2019, the Company issued 45,000 shares of Series A Perpetual Preferred Stock, par value $0.01 per share ("Preferred Stock"), with the Company having an aggregate initial liquidation preference of $45.0 million, for a cash purchase price of $45.0 million, before fees and expenses. As of June 30, 2019, the liquidation preference of the Preferred Stock was approximately $46.1 million.
The terms and conditions of the Preferred Stock and the rights of its holders are set forth in the Certificate of Designation of Series A Perpetual Preferred Stock (the “Certificate of Designation”) of the Company filed with the office of the Secretary of State of the State of Delaware on May 1, 2019, and the Series A Investors Rights Agreement, dated as of May 1, 2019, by and among the Company, CCWH, and the purchaser listed therein (the “Investors Rights Agreement”).
Shares of the Preferred Stock rank senior and in priority of payment to our common equity interests and preferred stock junior to the Preferred Stock and other equity interests and preferred stock that does not expressly provide that such equity interest ranks senior to or pari passu with the Preferred Stock in any liquidation or winding up of the Company.
Dividends on the Preferred Stock accrue on a daily basis at the applicable dividend rate on the then-current liquidation preference of the Preferred Stock, as and when declared by the board of directors. Dividends will either (a) be payable in cash, if and to the extent declared by the board of directors, or (b) be added to the liquidation preference. The dividend rate will be equal to (i) the greater of (a) a published LIBOR rate or (b) two percent (2%) plus (ii) either a cash dividend margin or an accruing dividend margin, in each case based on the Company's consolidated leverage ratio, subject to certain adjustments. At any leverage ratio, the accruing dividend margin will exceed the cash dividend margin by 1.5%. Dividends, if declared, will be payable on March 31, June 30, September 30 and December 31 of each year (or on the next business day if such date is not a business day). No dividend may be declared unless paid immediately in cash (it being understood that no dividends may be declared and paid in securities or otherwise "in kind").
The Company may redeem any of the Preferred Stock, at its option, at any time on or after the third anniversary of the Issue Date, in each case, in cash at a redemption price equal to the Liquidation Preference per share. Upon consummation of certain equity offerings, the Company may, at its option, redeem all or a part of the Preferred Stock for the Liquidation Preference plus a make-whole premium. In addition, upon the occurrence of, among other things (i) any change of control, (ii) a liquidation, dissolution, or winding up or (iii) certain insolvency events, each holder may require the Company to redeem for cash all of the then outstanding shares of Preferred Stock. In addition, the holders of Preferred Shares may require a designated subsidiary of the Company to purchase the shares after the fifth anniversary of issuance.
On the tenth anniversary of the issue date of the Preferred Stock, the shares of Preferred Stock will be subject to mandatory redemption for an amount equal to the liquidation preference.
The certificate of designations for the Preferred Stock limit the Company's ability to incur additional debt or any other security ranking pari passu with or senior to the Preferred Stock, other than in (a) an amount not to exceed $300 million on a cumulative basis or (b) subject to an incurrence-based leverage test, subject to other customary carve-outs.
Subject to certain exceptions, the holders of shares of Preferred Stock have no voting power, and no right to vote on any matter at any time, either as a separate series or class or together with any other series or class of shares of capital stock, and are not be entitled to call a meeting of such holders for any purpose, nor are they entitled to participate in any meeting of the holders of the Company’s Common Stock. However, if dividends on the Preferred Stock have not been paid, in cash, for twelve consecutive quarters, the holders of the Preferred Stock shall have the right to designate one member to the Company’s board of directors.
Should the Company default or fail to pay dividends, in cash, on the Preferred Stock for twelve consecutive quarters, the holders of the Preferred Stock will have the right to appoint one director to the Company’s board of directors.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – SEGMENT DATA
The Company has two reportable segments, which it believes best reflect how the Company is currently managed – Americas and International.  The Americas segment consists of operations primarily in the United States, and the International segment primarily includes operations in Europe, Asia and Latin America. The Americas and International display inventory consists primarily of billboards, street furniture displays and transit displays. Corporate includes infrastructure and support including information technology, human resources, legal, finance and administrative functions of each of the Company’s reportable segments, as well as overall executive, administrative and support functions. Share-based payments are recorded in corporate expenses.

The following table presents the Company's reportable segment results for the three and six months ended June 30, 2019 and 2018:

(In thousands)	Americas	International	Corporate and other reconciling items	Consolidated
Three Months Ended June 30, 2019
Revenue	$327,142	$370,873	$—	$698,015
Direct operating expenses	135,974	227,055	—	363,029
Selling, general and administrative expenses	55,482	79,239	—	134,721
Corporate expenses	—	—	38,907	38,907
Depreciation and amortization	44,558	33,812	1,804	80,174
Other operating income, net	—	—	1,270	1,270
Operating income (loss)	$91,128	$30,767	$(39,441)	$82,454

Segment assets	$3,664,135	$2,446,789	$317,033	$6,427,957
Capital expenditures	$15,930	$28,665	$6,513	$51,108
Share-based compensation expense	$—	$—	$8,561	$8,561

Three Months Ended June 30, 2018
Revenue	$299,922	$412,058	$—	$711,980
Direct operating expenses	130,313	242,623	—	372,936
Selling, general and administrative expenses	47,824	77,465	—	125,289
Corporate expenses	—	—	37,928	37,928
Depreciation and amortization	43,123	38,683	961	82,767
Other operating income, net	—	—	929	929
Operating income (loss)	$78,662	$53,287	$(37,960)	$93,989

Segment assets	$2,798,237	$1,527,312	$195,503	$4,521,052
Capital expenditures	$11,481	$20,294	$868	$32,643
Share-based compensation expense	$—	$—	$1,519	$1,519

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Americas	International	Corporate and other reconciling items	Consolidated
Six Months Ended June 30, 2019
Revenue	$599,864	$685,267	$—	$1,285,131
Direct operating expenses	266,493	444,363	—	710,856
Selling, general and administrative expenses	107,118	150,569	—	257,687
Corporate expenses	—	—	67,521	67,521
Depreciation and amortization	84,054	68,393	2,803	155,250
Other operating loss, net	—	—	(2,252)	(2,252)
Operating income (loss)	$142,199	$21,942	$(72,576)	$91,565

Segment assets	$3,664,135	$2,446,789	$317,033	$6,427,957
Capital expenditures	$27,338	$43,484	$8,459	$79,281
Share-based compensation expense	$—	$—	$10,395	$10,395

Six Months Ended June 30, 2018
Revenue	$555,769	$754,609	$—	$1,310,378
Direct operating expenses	255,186	479,039	—	734,225
Selling, general and administrative expenses	96,774	155,923	—	252,697
Corporate expenses	—	—	73,363	73,363
Depreciation and amortization	87,627	77,248	1,952	166,827
Other operating income, net	—	—	875	875
Operating income (loss)	$116,182	$42,399	$(74,440)	$84,141

Segment assets	$2,798,237	$1,527,312	$195,503	$4,521,052
Capital expenditures	$24,388	$35,566	$1,361	$61,315
Share-based compensation expense	$—	$—	$3,625	$3,625

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 – GUARANTOR SUBSIDIARIES

The Company and certain of the Company’s direct and indirect wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guarantee on a joint and several basis certain of the outstanding indebtedness of CCWH.  The following consolidating schedules present financial information on a combined basis in conformity with the SEC’s Regulation S-X Rule 3-10(d):

(In thousands)	June 30, 2019
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$206,325	$—	$20,058	$146,114	$—	$372,497
Accounts receivable, net of allowance	—	—	225,646	430,792	—	656,438
Intercompany receivables	—	775,267	2,756,261	45,786	(3,577,314)	—
Prepaid expenses	1,550	—	21,257	43,281	—	66,088
Other current assets	—	—	2,620	31,089	—	33,709
Total Current Assets	207,875	775,267	3,025,842	697,062	(3,577,314)	1,128,732
Structures, net	—	—	552,042	418,607	—	970,649
Other property, plant and equipment, net	—	—	126,964	119,094	—	246,058
Indefinite-lived permits	—	—	971,163	—	—	971,163
Other intangibles, net	—	—	311,513	15,805	—	327,318
Goodwill	—	—	507,820	197,242	—	705,062
Operating lease right-of-use assets	—	—	999,646	980,161	—	1,979,807
Intercompany notes receivable	182,026	5,184,629	4,935	16,273	(5,387,863)	—
Other assets	117,156	(3,949)	1,219,699	72,579	(1,306,317)	99,168
Total Assets	$507,057	$5,955,947	$7,719,624	$2,516,823	$(10,271,494)	$6,427,957

Accounts payable	$—	$—	$37,207	$72,438	$—	$109,645
Intercompany payable	2,756,261	—	821,053	—	(3,577,314)	—
Accrued expenses	8,366	(1,156)	97,896	357,136	—	462,242
Current operating lease liabilities	—	—	99,635	294,447	—	394,082
Deferred revenue	—	—	44,422	51,561	—	95,983
Accrued Interest	—	55,251	572	1,171	—	56,994
Current portion of long-term debt	—	—	249	11	—	260
Total Current Liabilities	2,764,627	54,095	1,101,034	776,764	(3,577,314)	1,119,206
Long-term debt	—	4,920,391	3,718	371,987	—	5,296,096
Mandatorily redeemable preferred stock	44,884	—	—	—	—	44,884
Non-current operating lease liabilities	—	—	906,024	714,166	—	1,620,190
Intercompany notes payable	—	16,273	5,107,418	264,172	(5,387,863)	—
Deferred income taxes	(29,866)	853	483,829	(66,692)	—	388,124
Other long-term liabilities	277	—	73,313	100,792	—	174,382
Total stockholders' equity (deficit)	(2,272,865)	964,335	44,288	355,634	(1,306,317)	(2,214,925)
Total Liabilities and Stockholders' Equity (Deficit)	$507,057	$5,955,947	$7,719,624	$2,516,823	$(10,271,494)	$6,427,957

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	December 31, 2018
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$1,560	$—	$18,464	$162,432	$—	$182,456
Accounts receivable, net of allowance	—	—	226,230	480,079	—	706,309
Intercompany receivables	—	773,844	2,807,601	66,551	(3,647,996)	—
Prepaid expenses	329	1,211	52,052	42,142	—	95,734
Other current assets	—	—	2,857	28,444	—	31,301
Total Current Assets	1,889	775,055	3,107,204	779,648	(3,647,996)	1,015,800
Structures, net	—	—	594,456	458,560	—	1,053,016
Other property, plant and equipment, net	—	—	127,449	108,473	—	235,922
Indefinite-lived permits	—	—	971,163	—	—	971,163
Other intangibles, net	—	—	235,326	17,536	—	252,862
Goodwill	—	—	507,820	198,183	—	706,003
Due from iHeartCommunications, net	154,758	—	—	—	—	154,758
Intercompany notes receivable	182,026	5,116,629	4,895	16,272	(5,319,822)	—
Other assets	252,239	44,792	1,291,278	80,466	(1,536,271)	132,504
Total Assets	$590,912	$5,936,476	$6,839,591	$1,659,138	$(10,504,089)	$4,522,028

Accounts payable	$—	$—	$30,206	$83,508	$—	$113,714
Intercompany payable	2,807,601	—	840,395	—	(3,647,996)	—
Accrued expenses	33,632	595	68,322	425,933	—	528,482
Deferred revenue	—	—	45,914	39,138	—	85,052
Accrued interest	—	1,004	162	1,175	—	2,341
Current portion of long-term debt	—	—	227	—	—	227
Total Current Liabilities	2,841,233	1,599	985,226	549,754	(3,647,996)	729,816
Long-term debt	—	4,902,447	3,654	371,007	—	5,277,108
Intercompany notes payable	—	16,273	5,039,418	264,131	(5,319,822)	—
Deferred income taxes	(46,739)	853	428,319	(47,418)	—	335,015
Due to iHeartCommunications	21,591	—	—	—	—	21,591
Other long-term liabilities	542	—	139,647	119,961	—	260,150
Total stockholders' equity (deficit)	(2,225,715)	1,015,304	243,327	401,703	(1,536,271)	(2,101,652)
Total Liabilities and Stockholders' Equity (Deficit)	$590,912	$5,936,476	$6,839,591	$1,659,138	$(10,504,089)	$4,522,028

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Three Months Ended June 30, 2019
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$324,824	$373,191	$—	$698,015
Operating expenses:
Direct operating expenses	—	—	134,467	228,562	—	363,029
Selling, general and administrative expenses	—	—	55,226	79,495	—	134,721
Corporate expenses	1,359	—	23,156	14,392	—	38,907
Depreciation and amortization	—	—	46,106	34,068	—	80,174
Other operating income (expense), net	(109)	—	1,127	252	—	1,270
Operating income (loss)	(1,468)	—	66,996	16,926	—	82,454
Interest expense, net	930	98,070	289	8,682	—	107,971
Intercompany interest income	4,940	101,059	6,239	—	(112,238)	—
Intercompany interest expense	523	253	105,999	5,463	(112,238)	—
Equity in earnings (loss) of nonconsolidated affiliates	6,590	(5,006)	454	—	(2,038)	—
Loss on Due from iHeartCommunications	(5,778)					(5,778)
Other income (expense), net	—	—	(10,785)	1,582	—	(9,203)
Income (loss) before income taxes	2,831	(2,270)	(43,384)	4,363	(2,038)	(40,498)
Income tax benefit (expense)	(13,770)	1,156	49,974	(8,267)	—	29,093
Consolidated net income (loss)	(10,939)	(1,114)	6,590	(3,904)	(2,038)	(11,405)
Less amount attributable to noncontrolling interest	—	—	—	(466)	—	(466)
Net income (loss) attributable to the Company	$(10,939)	$(1,114)	$6,590	$(3,438)	$(2,038)	$(10,939)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	120	52	—	172
Other adjustments to comprehensive income (loss)	—	—	—	2,592	—	2,592
Equity in subsidiary comprehensive loss	5,785	4,729	5,665	—	(16,179)	—
Other comprehensive income (loss)	5,785	4,729	5,785	2,644	(16,179)	2,764
Comprehensive income (loss)	(5,154)	3,615	12,375	(794)	(18,217)	(8,175)
Less amount attributable to noncontrolling interest	—	—	—	(3,021)	—	(3,021)
Comprehensive income (loss) attributable to the Company	$(5,154)	$3,615	$12,375	$2,227	$(18,217)	$(5,154)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Three Months Ended June 30, 2018
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$297,866	$414,114	$—	$711,980
Operating expenses:
Direct operating expenses	—	—	128,880	244,056	—	372,936
Selling, general and administrative expenses	—	—	47,553	77,736	—	125,289
Corporate expenses	(803)	—	27,822	10,909	—	37,928
Depreciation and amortization	—	—	43,831	38,936	—	82,767
Other operating income (expense), net	9	—	937	(17)	—	929
Operating income	812	—	50,717	42,460	—	93,989
Interest expense, net	(218)	88,143	430	8,422	—	96,777
Intercompany interest income	4,240	90,246	5,490	—	(99,976)	—
Intercompany interest expense	210	242	94,486	5,038	(99,976)	—
Equity in earnings (loss) of nonconsolidated affiliates	(45,932)	(27,348)	(28,856)	—	102,136	—
Other income (expense), net	(416)	—	465	(35,451)	—	(35,402)
Loss before income taxes	(41,288)	(25,487)	(67,100)	(6,451)	102,136	(38,190)
Income tax benefit (expense)	(9,095)	(2,666)	21,168	(14,160)	—	(4,753)
Consolidated net income (loss)	(50,383)	(28,153)	(45,932)	(20,611)	102,136	(42,943)
Less amount attributable to noncontrolling interest	—	—	—	7,440	—	7,440
Net loss attributable to the Company	$(50,383)	$(28,153)	$(45,932)	$(28,051)	$102,136	$(50,383)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(1,296)	(17,324)	—	(18,620)
Equity in subsidiary comprehensive loss	(10,701)	(2,556)	(9,405)	—	22,662	—
Other comprehensive income (loss)	(10,701)	(2,556)	(10,701)	(17,324)	22,662	(18,620)
Comprehensive loss	(61,084)	(30,709)	(56,633)	(45,375)	124,798	(69,003)
Less amount attributable to noncontrolling interest	—	—	—	(7,919)	—	(7,919)
Comprehensive loss attributable to the Company	$(61,084)	$(30,709)	$(56,633)	$(37,456)	$124,798	$(61,084)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2019
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$595,276	$689,855	$—	$1,285,131
Operating expenses:
Direct operating expenses	—	—	263,521	447,335	—	710,856
Selling, general and administrative expenses	—	—	106,605	151,082	—	257,687
Corporate expenses	2,468	—	40,041	25,012	—	67,521
Depreciation and amortization	—	—	86,318	68,932	—	155,250
Other operating income (expense), net	(222)	—	703	(2,733)	—	(2,252)
Operating income (loss)	(2,690)	—	99,494	(5,239)	—	91,565
Interest expense, net	1,735	202,635	875	17,589	—	222,834
Intercompany interest income	10,404	206,049	12,710	—	(229,163)	—
Intercompany interest expense	1,334	503	216,453	10,873	(229,163)	—
Loss on extinguishment of debt	—	(5,474)	—	—	—	(5,474)
Equity in loss of nonconsolidated affiliates	(137,852)	(36,416)	(37,363)	—	211,631	—
Loss on Due from iHeartCommunications	(5,778)	—	—	—	—	(5,778)
Other income (expense), net	—	—	(13,407)	3,639	—	(9,768)
Loss before income taxes	(138,985)	(38,979)	(155,894)	(30,062)	211,631	(152,289)
Income tax benefit (expense)	(36,121)	335	18,042	(10,926)	—	(28,670)
Consolidated net loss	(175,106)	(38,644)	(137,852)	(40,988)	211,631	(180,959)
Less amount attributable to noncontrolling interest	—	—	—	(5,853)	—	(5,853)
Net loss attributable to the Company	$(175,106)	$(38,644)	$(137,852)	$(35,135)	$211,631	$(175,106)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	15,498	(12,777)	—	2,721
Other adjustments to comprehensive income	—	—	—	2,592	—	2,592
Equity in subsidiary comprehensive income	4,750	(12,325)	(10,748)	—	18,323	—
Other comprehensive income (loss)	4,750	(12,325)	4,750	(10,185)	18,323	5,313
Comprehensive loss	(170,356)	(50,969)	(133,102)	(45,320)	229,954	(169,793)
Less amount attributable to noncontrolling interest	—	—	—	563	—	563
Comprehensive loss attributable to the Company	$(170,356)	$(50,969)	$(133,102)	$(45,883)	$229,954	$(170,356)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2018
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$551,529	$758,849	$—	$1,310,378
Operating expenses:
Direct operating expenses	—	—	252,225	482,000	—	734,225
Selling, general and administrative expenses	—	—	96,276	156,421	—	252,697
Corporate expenses	2,256	—	51,744	19,363	—	73,363
Depreciation and amortization	—	—	89,059	77,768	—	166,827
Other operating income (expense), net	(95)	—	337	633	—	875
Operating income (loss)	(2,351)	—	62,562	23,930	—	84,141
Interest (income) expense , net	(220)	176,312	818	17,131	—	194,041
Intercompany interest income	8,386	180,474	10,787	—	(199,647)	—
Intercompany interest expense	210	459	188,860	10,118	(199,647)	—
Equity in earnings (loss) of nonconsolidated affiliates	(162,356)	(33,857)	(35,450)	—	231,663	—
Other income (expense), net	—	—	2,421	(18,182)	—	(15,761)
Loss before income taxes	(156,311)	(30,154)	(149,358)	(21,501)	231,663	(125,661)
Income tax expense	(22,494)	(5,328)	(12,998)	(9,300)	—	(50,120)
Consolidated net loss	(178,805)	(35,482)	(162,356)	(30,801)	231,663	(175,781)
Less amount attributable to noncontrolling interest	—	—	—	3,024	—	3,024
Net loss attributable to the Company	$(178,805)	$(35,482)	$(162,356)	$(33,825)	$231,663	$(178,805)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(1,226)	(10,612)	—	(11,838)
Equity in subsidiary comprehensive loss	(9,155)	(3,298)	(7,929)	—	20,382	—
Other comprehensive income (loss)	(9,155)	(3,298)	(9,155)	(10,612)	20,382	(11,838)
Comprehensive loss	(187,960)	(38,780)	(171,511)	(44,437)	252,045	(190,643)
Less amount attributable to noncontrolling interest	—	—	—	(2,683)	—	(2,683)
Comprehensive loss attributable to the Company	$(187,960)	$(38,780)	$(171,511)	$(41,754)	$252,045	$(187,960)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2019
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(175,106)	$(38,644)	$(137,852)	$(40,988)	$211,631	$(180,959)
Reconciling items:
Depreciation and amortization	—	—	86,318	68,932	—	155,250
Deferred taxes	16,873	—	(10,427)	(21,589)	—	(15,143)
Provision for doubtful accounts	—	—	2,187	2,230	—	4,417
Amortization of deferred financing charges and note discounts, net	9	4,265	—	956	—	5,230
Share-based compensation	—	—	9,609	786	—	10,395
(Gain) loss on disposal of operating assets, net	—	—	(702)	2,792	—	2,090
Equity in loss of nonconsolidated affiliates	137,852	36,416	37,363	—	(211,631)	—
Loss on Due from iHeartCommunications	5,778	—	—	—	—	5,778
Loss on extinguishment of debt	—	5,474	—	—	—	5,474
Foreign exchange transaction (gain) loss	—	—	(30)	3,655	—	3,625
Other reconciling items, net	—	—	(1,371)	(1,416)	—	(2,787)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	—	—	(1,602)	46,425	—	44,823
(Increase) decrease in prepaid expenses and other current assets	(1,221)	1,211	(16,901)	(18,035)	—	(34,946)
Increase (decrease) in accrued expenses	(24,830)	(1,751)	34,490	(33,099)	—	(25,190)
Increase (decrease) in accounts payable	—	—	7,002	(10,366)	—	(3,364)
Increase (decrease) in accrued interest	—	54,248	1,486	(102)	—	55,632
Increase (decrease) in deferred revenue	—	—	(2,133)	12,672	—	10,539
Changes in other operating assets and liabilities	1,981	—	5,807	6,483	—	14,271
Net cash provided by (used for) operating activities	$(38,664)	$61,219	$13,244	$19,336	$—	$55,135
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(35,789)	(43,492)	—	(79,281)
Proceeds from disposal of assets	—	—	2,326	192	—	2,518
Increase in intercompany notes receivable, net	—	(68,000)	—	—	68,000	—
Change in other, net	—	—	—	76	—	76
Net cash used for investing activities	$—	$(68,000)	$(33,463)	$(43,224)	$68,000	$(76,687)
Cash flows from financing activities:
Proceeds from long-term debt	—	2,235,000	197	—	—	2,235,197
Proceeds from issuance of mandatorily redeemable preferred stock	43,798	—	—	—	—	43,798
Payments on long-term debt	—	(2,200,000)	(111)	(2)	—	(2,200,113)
Net transfers from iHeartCommunications	43,399	—	—	—	—	43,399
Proceeds from settlement of Due from iHeartCommunications	115,798	—	—	—	—	115,798
Dividends and other payments to noncontrolling interests	—	—	—	(127)	—	(127)
Dividends paid	(701)	—	—	—	—	(701)
Increase in intercompany notes payable, net	—	—	68,000	—	(68,000)	—
Intercompany funding	43,263	(1,424)	(46,273)	4,434	—	—
Debt issuance costs	—	(26,795)	—	—	—	(26,795)
Change in other, net	(2,128)	—	—	—	—	(2,128)
Net cash provided by financing activities	243,429	6,781	21,813	4,305	(68,000)	208,328
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	159	—	159
Net increase (decrease) in cash, cash equivalents and restricted cash	204,765	—	1,594	(19,424)	—	186,935
Cash, cash equivalents and restricted cash at beginning of year	1,560	—	18,464	182,845	—	202,869
Cash, cash equivalents and restricted cash at end of year	$206,325	$—	$20,058	$163,421	$—	$389,804

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Six Months Ended June 30, 2018
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net loss	$(178,805)	$(35,482)	$(162,356)	$(30,801)	$231,663	$(175,781)
Reconciling items:
Depreciation and amortization	—	—	89,059	77,768	—	166,827
Deferred taxes	58,972	—	(20,163)	7,692	—	46,501
Provision for doubtful accounts	—	—	1,719	1,598	—	3,317
Amortization of deferred financing charges and note discounts, net	—	4,424	—	869	—	5,293
Share-based compensation	—	—	3,026	599	—	3,625
Gain on disposal of operating and other assets	—	—	(336)	(779)	—	(1,115)
Equity in (earnings) loss of nonconsolidated affiliates	162,356	33,857	35,450	—	(231,663)	—
Foreign exchange transaction (gain) loss	—	—	(49)	14,584	—	14,535
Other reconciling items, net	—	—	(331)	(767)	—	(1,098)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	—	—	(6,008)	13,850	—	7,842
(Increase) decrease in prepaid expenses and other current assets	54	1,912	(15,386)	(11,803)	—	(25,223)
Increase (decrease) in accrued expenses	(24,438)	3,981	17,068	(27,399)	—	(30,788)
Increase (decrease) in accounts payable	—	—	24,729	(5,270)	—	19,459
Increase in accrued interest	—	—	80	408	—	488
Increase in deferred revenue	—	—	17,547	25,244	—	42,791
Changes in other operating assets and liabilities	(1,981)	—	2,655	(11,479)	—	(10,805)
Net cash provided by (used for) operating activities	$16,158	$8,692	$(13,296)	$54,314	$—	$65,868
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(25,582)	(35,733)	—	(61,315)
Proceeds from disposal of assets	—	—	2,408	632	—	3,040
Increase in intercompany notes receivable, net	—	(8,829)	—	—	8,829	—
Dividends from subsidiaries	—	—	1,111	—	(1,111)	—
Change in other, net	—	—	(3)	15	—	12
Net cash provided by (used for) investing activities	$—	$(8,829)	$(22,066)	$(35,086)	$7,718	$(58,263)
Cash flows from financing activities:
Payments on long-term debt	—	—	(84)	(232)	—	(316)
Net transfers from iHeartCommunications	60,751	—	—	—	—	60,751
Dividends and other payments to noncontrolling interests	—	—	—	(211)	—	(211)
Dividends paid	(30,624)	—	—	(1,111)	1,111	(30,624)
Increase in intercompany notes payable, net	—	—	—	8,829	(8,829)	—
Intercompany funding	(45,677)	1,435	29,537	14,705	—	—
Debt issuance costs	—	(1,298)	—		—	(1,298)
Change in other, net	(702)	—	—	—	—	(702)
Net cash provided by (used for) financing activities	(16,252)	137	29,453	21,980	(7,718)	27,600
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(4,319)	—	(4,319)
Net increase (decrease) in cash, cash equivalents and restricted cash	(94)	—	(5,909)	36,889	—	30,886
Cash, cash equivalents and restricted cash at beginning of year	27,653	—	22,841	137,816	—	188,310
Cash, cash equivalents and restricted cash at end of period	$27,559	$—	$16,932	$174,705	$—	$219,196

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related notes contained in Item 1 of this Quarterly Report on Form 10-Q. All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries. Certain prior period amounts included herein have been reclassified to conform to the 2019 presentation.
On May 1, 2019, the Company separated (the "Separation") from iHeartCommunications, Inc. ("iHeartCommunications"), a subsidiary of iHeartMedia, Inc. ("iHeartMedia"). In connection with the consummation of the Separation, Clear Channel Outdoor Holdings, Inc. merged with and into the Company, with the Company surviving the Merger and changing its name to Clear Channel Outdoor Holdings, Inc. The Intercompany Agreements with iHeartCommunications were terminated, and the Separation Agreement provided for the repayment of the post-petition intercompany balance outstanding and the waiver of the set-off value of any royalties and IP license fees owed to iHeartCommunications. In connection with the Separation, the Company received the Clear Channel tradename and a net payment of $115.8 million from iHeartCommunications. Additionally, the Company issued $45.0 million of preferred stock on May 1, 2019. The Company has entered into a Transition Service Agreement ("TSA") with iHeartCommunications for one year from the Effective Date (subject to certain rights of the Company to extend up to one additional year). The Company may terminate the Transition Services Agreement with respect to all or any individual service, in whole or in part, upon 30 days’ prior written notice, provided that any co-dependent services must be terminated concurrently. Refer to the "Liquidity and Capital Resources" section of this MD&A below for more information about the iHeartMedia Chapter 11 Cases and Separation, the Merger Agreement, and the Separation Agreement.
Prior to the Separation, the historical financial statements of the Company consisted of the carve-out financial statements of the Outdoor Business of the Company which previously also owned a portion of the Radio Businesses (as defined below) of iHeartMedia. Upon the Separation and the transactions related thereto (the “Transactions”), the Company’s only assets, liabilities and operations were those of the Outdoor Business.
The “Outdoor Business” refers to the assets that are primarily related to or primarily used or held for use in connection with the business of the Company or its subsidiaries. These carve-out financial statements exclude the radio businesses that have historically been reported as part of iHeartMedia’s iHM segment (the “Radio Businesses”) prior to the Separation. In addition, the carve-out financial statements exclude amounts attributable to Clear Channel Holdings, Inc., which was a holding company prior to the Separation with no independent assets or operations.
Executive Summary
Our revenue is derived from selling advertising space on the displays we own or operate in key markets worldwide, consisting primarily of billboards, street furniture and transit displays. Our reportable segments are Americas outdoor advertising (“Americas”) and International outdoor advertising (“International”), and each segment provides outdoor advertising services in its respective geographic regions using various digital and traditional display types. Part of our long-term strategy is to transform the way we do business by applying cutting-edge technology to the outdoor advertising experience. We intend to do this by continuing to digitize our asset base, investing in data and analytics technologies and improving our programmatic platform, which enables marketers to buy our out-of-home inventory in audience-based packages, giving them the ability to manage their campaigns on a self-service basis.
Advertising revenue for our segments is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally. Management typically monitors our businesses by reviewing the average rates, average revenue per display, occupancy and inventory levels of each of our display types by market. Additionally, our international results are impacted by fluctuations in foreign currency exchange rates. In order to compare operations independent of foreign exchange movements, management reviews the operating results from our foreign operations on a constant dollar basis.
The key developments that impacted our business during the three months ended June 30, 2019 are summarized below:

•
Consolidated revenue decreased $14.0 million during the three months ended June 30, 2019 compared to the same period of 2018. Excluding a $21.6 million impact from movements in foreign exchange rates, consolidated revenue increased $7.6 million during the three months ended June 30, 2019 compared to the same period of 2018.

•	Americas revenue increased $27.2 million during the three months ended June 30, 2019 compared to the same period of 2018, primarily driven by digital revenue.

•
International revenue decreased $41.2 million during the three months ended June 30, 2019 compared to the same period of 2018. Excluding the $21.6 million impact from movements in foreign exchange rates, International revenue decreased $19.6 million during the three months ended June 30, 2019 compared to the same period of 2018, primarily due to lower revenues in China.

RESULTS OF OPERATIONS
Our Results of Operations discussion is presented on both a consolidated and segment basis. We manage our operating segments by focusing primarily on their operating income, while corporate expenses, depreciation and amortization, and non-operating income and expenses are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.
Revenue and expenses “excluding the impact from movement in foreign exchange rates” in this MD&A are presented because management believes that viewing certain financial results without the impact of fluctuations in foreign currency rates facilitates period to period comparisons of business performance and provides useful information to investors. Revenue and expenses “excluding the impact from movement in foreign exchange rates” are calculated by converting the current period’s revenue and expenses in local currency to U.S. dollars using average foreign exchange rates for the prior period.
Consolidated Results of Operations
The comparison of our historical results of operations for the three and six months ended June 30, 2019 to the three and six months ended June 30, 2018 is as follows:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2019	2018	Change	2019	2018	Change
Revenue	$698,015	$711,980	(2.0)%	$1,285,131	$1,310,378	(1.9)%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	363,029	372,936	(2.7)%	710,856	734,225	(3.2)%
Selling, general and administrative expenses (excludes depreciation and amortization)	134,721	125,289	7.5%	257,687	252,697	2.0%
Corporate expenses (excludes depreciation and amortization)	38,907	37,928	2.6%	67,521	73,363	(8.0)%
Depreciation and amortization	80,174	82,767	(3.1)%	155,250	166,827	(6.9)%
Other operating income (expense), net	1,270	929		(2,252)	875
Operating income	82,454	93,989	(12.3)%	91,565	84,141	8.8%
Interest expense, net	107,971	96,777		222,834	194,041
Loss on extinguishment of debt	—	—		(5,474)	—
Loss on Due from iHeartCommunications	(5,778)	—		(5,778)	—
Other expense, net	(9,203)	(35,402)		(9,768)	(15,761)
Loss before income taxes	(40,498)	(38,190)		(152,289)	(125,661)
Income tax benefit (expense)	29,093	(4,753)		(28,670)	(50,120)
Consolidated net loss	(11,405)	(42,943)		(180,959)	(175,781)
Less amount attributable to noncontrolling interest	(466)	7,440		(5,853)	3,024
Net loss attributable to the Company	$(10,939)	$(50,383)		$(175,106)	$(178,805)

Consolidated Revenue
Consolidated revenue decreased $14.0 million during the three months ended June 30, 2019 compared to the same period of 2018. Excluding the $21.6 million impact from movements in foreign exchange rates, consolidated revenue increased $7.6 million during the three months ended June 30, 2019 compared to the same period of 2018. This is due to revenue growth in our Americas business, partially offset by a decrease in revenue in our International business driven primarily by lower revenues in China.
Consolidated revenue decreased $25.2 million during the six months ended June 30, 2019 compared to the same period of 2018. Excluding the $46.4 million impact from movements in foreign exchange rates, consolidated revenue increased $21.2 million during the six months ended June 30, 2019 compared to the same period of 2018. This is due to revenue growth in our Americas business, partially offset by a decrease in revenue in our International business driven primarily by lower revenues in China and Italy.
Consolidated Direct Operating Expenses
Consolidated direct operating expenses decreased $9.9 million during the three months ended June 30, 2019 compared to the same period of 2018. Excluding the $13.6 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $3.7 million during the three months ended June 30, 2019 compared to the same period of 2018. An increase in variable site lease expense in our Americas business, driven by increased revenue, was partially offset by a decrease in direct operating expenses in our International business, also primarily related to variable site lease expense.
Consolidated direct operating expenses decreased $23.4 million during the six months ended June 30, 2019 compared to the same period of 2018. Excluding the $30.8 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $7.4 million during the six months ended June 30, 2019 compared to the same period of 2018. An increase in variable site lease expense in our Americas business, driven by increased revenue, was partially offset by a decrease in direct operating expenses in our International business, also primarily related to variable site lease expense.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $9.4 million during the three months ended June 30, 2019 compared to the same period of 2018. Excluding the $4.7 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $14.1 million during the three months ended June 30, 2019 compared to the same period of 2018. SG&A expenses increased primarily due to higher employee compensation expense in our Americas business, including variable incentive compensation, and higher expenses in our international business for professional fees in connection with the ongoing investigation in China.
Consolidated SG&A expenses increased $5.0 million during the six months ended June 30, 2019 compared to the same period of 2018. Excluding the $10.3 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $15.3 million during the six months ended June 30, 2019 compared to the same period of 2018. SG&A expenses increased primarily due to higher employee compensation expense in our Americas business, including variable incentive compensation, as well as higher expenses in our International business, including bad debt expense and professional fees in connection with the ongoing investigation in China.
Corporate Expenses
Corporate expenses increased $1.0 million during the three months ended June 30, 2019 compared to the same period of 2018. Excluding the $0.8 million impact from movements in foreign exchange rates, corporate expenses increased $1.8 million. This increase was primarily driven by higher compensation-related expenses including share-based compensation, incremental stand-alone costs associated with the build-out of new corporate functions, and expenses related to the investigations in China and Italy. The increase in expenses was partially offset by the elimination of costs associated with the termination of the agreements comprising trademark and IP licenses and sponsorship management fees that were in place prior to the Separation.
Corporate expenses decreased $5.8 million during the six months ended June 30, 2019 compared to the same period of 2018. Excluding the $1.5 million impact from movements in foreign exchange rates, corporate expenses decreased $4.3 million during the six months ended June 30, 2019 compared to the same period of 2018. This decrease was primarily driven by the elimination of costs associated with the termination of the agreements comprising trademark and IP licenses and sponsorship management fees that were in place prior to the Separation. The decrease in expenses was partially offset by higher compensation-related expenses including share-based compensation, incremental stand-alone costs associated with the build-out of new corporate functions, and expenses related to the investigations in China and Italy.

Depreciation and Amortization
Depreciation and amortization decreased $2.6 million during the three months ended June 30, 2019 compared to the same period in 2018 primarily due to assets becoming fully depreciated or fully amortized and the impact from movements in foreign exchange rates, partially offset by capital expenditures.
Depreciation and amortization decreased $11.6 million during the six months ended June 30, 2019 compared to the same period in 2018 primarily due to assets becoming fully depreciated or fully amortized and the impact from movements in foreign exchange rates, partially offset by capital expenditures.
Interest Expense, Net
Interest expense, net, increased $11.2 million and $28.8 million during the three and six months ended June 30, 2019, respectively, compared to the same periods of 2018, primarily due to higher interest incurred in conjunction with the refinancing of the $2,200 million of 7.625% Series A Senior Subordinated Notes due 2020 issued by CCWH (the “Series A CCWH Subordinated Notes) and 7.625% Series B Senior Subordinated Notes due 2020 issued by CCWH (the “Series B CCWH Subordinated Notes” and, together with the Series A CCWH Subordinated Notes, the “CCWH Subordinated Notes”) with $2,235.0 million of 9.25% Senior Subordinated Notes due 2024 issued by CCWH (the “New CCWH Subordinated Notes”). In addition to an increase in interest expense due to higher rates and the higher principal amount on the New CCWH Subordinated Notes, there was incremental interest expense as both the CCWH Senior Subordinated Notes and the New CCWH Senior Subordinated Notes were outstanding for the period from February 4, 2019 to March 6, 2019.
Loss on Extinguishment of Debt

Loss on extinguishment of debt was $5.5 million for the six months ended June 30, 2019, which resulted from a loss recognized during the three months ended March 31, 2019 in relation to the refinancing of the 7.625% CCWH Senior Subordinated Notes.
Loss on Due from iHeartCommunications
Pursuant to the Separation Agreement, the note payable by iHeartCommunications to the Company was canceled upon separation of the companies, and we received a recovery amount of approximately $149.0 million in cash. This resulted in a $5.8 million loss recognized during the three and six months ended June 30, 2019. Refer to the "Liquidity and Capital Resources" section of this MD&A below for more information.
 Other Expense, Net

Other expense, net, of $9.2 million and $9.8 million recognized in the three and six months ended June 30, 2019 primarily related to costs incurred in connection with the Separation from iHeartMedia and net foreign exchange losses recognized in connection with intercompany notes denominated in foreign currencies.

Other expense, net, of $35.4 million and $15.8 million recognized in the three and six months ended June 30, 2018 related primarily to net foreign exchange gains recognized in connection with intercompany notes denominated in foreign currencies.

Income Tax Benefit (Expense)
For periods prior to the Separation, our operations were included in a consolidated income tax return filed by iHeartMedia. However, for our financial statements, our provision for income taxes was computed as if we were to file separate consolidated federal income tax returns with our subsidiaries for all periods.

The effective tax rates for the three and six months ended June 30, 2019 were 71.8% and (18.8)%, respectively. The effective rate was primarily impacted by the valuation allowance recorded against deferred tax assets resulting from losses in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company's ability to realize those assets in future periods. The income tax benefit recorded for the three months ended June 30, 2019 is attributed to changes in the Company's estimated annual effective tax rate, driven primarily by changes in forecasted earnings at certain international locations.

The effective tax rates for the three and six months ended June 30, 2018 were (12.4)% and (39.9)%, respectively. The effective rate was primarily impacted by the valuation allowance recorded against deferred tax assets resulting from losses in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company's ability to realize those assets in future periods.

As a result of the Separation from iHeartMedia, certain deferred tax attributes of the Company were reduced as a result of cancellation of indebtedness income realized in connection with the iHeart Plan of Reorganization. As discussed in Note 7, the Company was not reimbursed for the reduction of its tax attributes under the terms of the New Tax Matters Agreement. The reorganization adjustments resulted in a reduction to deferred tax assets for all U.S. federal net operating loss carryforwards and certain state net operating loss carryforwards. These adjustments were partially offset by the reduction of valuation allowances recorded by the Company as of the Separation date. The net tax impact of the reorganization adjustments, which was approximately $65.9 million, was reflected in the equity section of the balance sheet as a dividend. Additionally, the Company recognized a capital loss for tax purposes as a result of the series of transactions to effect the Separation. To the extent the capital loss is not subject to reduction as a result of cancellation of indebtedness income, it may be carried forward to offset capital gains recognized by the Company in the next five years, subject to annual limitations under Section 382 of the Internal Revenue Code. The deferred tax asset associated with the capital loss carryforward is offset by a valuation allowance due to significant uncertainty regarding the Company's ability to utilize the carryforward prior to its expiration.

Americas Outdoor Advertising Results of Operations
Our Americas outdoor operating results were as follows:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2019	2018	Change	2019	2018	Change
Revenue	$327,142	$299,922	9.1%	$599,864	$555,769	7.9%
Direct operating expenses	135,974	130,313	4.3%	266,493	255,186	4.4%
SG&A expenses	55,482	47,824	16.0%	107,118	96,774	10.7%
Depreciation and amortization	44,558	43,123	3.3%	84,054	87,627	(4.1)%
Operating income	$91,128	$78,662	15.8%	$142,199	$116,182	22.4%

Three Months
Americas revenue increased $27.2 million during the three months ended June 30, 2019 compared to the same period of 2018. The largest driver was an increase in digital revenue from billboards and street furniture primarily due to higher rates and the deployment of new digital displays. Increases in revenue from airport displays, print billboards and wallscapes also contributed to the overall growth in revenue. Americas digital revenue was $105.9 million and $88.5 million for the three months ended June 30, 2019 and 2018, respectively. Digital revenue from billboards and street furniture was $80.9 million and $69.1 million for the three months ended June 30, 2019 and 2018, respectively. Revenue generated from national sales comprised 41% and 39% of total revenue for the three months ended June 30, 2019 and 2018, respectively.
 Americas direct operating expenses increased $5.7 million during the three months ended June 30, 2019 compared to the same period of 2018, primarily due to higher variable site lease expenses related to higher revenue. Americas SG&A expenses increased $7.7 million during the three months ended June 30, 2019 compared to the same period of 2018, primarily due to higher employee compensation expense, including variable incentive compensation.
Six Months
Americas revenue increased $44.1 million during the six months ended June 30, 2019 compared to the same period of 2018. The largest driver was an increase in digital revenue from billboards and street furniture primarily due to higher rates and the deployment of new digital displays. Increases in revenue from airport displays and print billboards were also significant drivers of the overall growth in revenue. Americas digital revenue was $188.1 million and $161.7 million for the six months ended June 30, 2019 and 2018, respectively. Digital revenue from billboards and street furniture was $140.0 million and $124.5 million for the six months ended June 30, 2019 and 2018, respectively. Revenue generated from national sales comprised 39% and 38% of total revenue for the six months ended June 30, 2019 and 2018, respectively.
Americas direct operating expenses increased $11.3 million during the six months ended June 30, 2019 compared to the same period of 2018, primarily due to higher variable site lease expenses related to higher revenue. Americas SG&A expenses increased $10.3 million during the six months ended June 30, 2019 compared to the same period of 2018, primarily due to higher employee compensation expense, including variable incentive compensation.

International Outdoor Advertising Results of Operations
Our International outdoor operating results were as follows:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2019	2018	Change	2019	2018	Change
Revenue	$370,873	$412,058	(10.0)%	$685,267	$754,609	(9.2)%
Direct operating expenses	227,055	242,623	(6.4)%	444,363	479,039	(7.2)%
SG&A expenses	79,239	77,465	2.3%	150,569	155,923	(3.4)%
Depreciation and amortization	33,812	38,683	(12.6)%	68,393	77,248	(11.5)%
Operating income	$30,767	$53,287	(42.3)%	$21,942	$42,399	(48.2)%

Three Months
International revenue decreased $41.2 million during the three months ended June 30, 2019 compared to the same period of 2018. Excluding the $21.6 million impact from movements in foreign exchange rates, International revenue decreased $19.6 million during the three months ended June 30, 2019 compared to the same period of 2018, primarily due to an $18.1 million decrease in China revenues due to weakening economic conditions. Clear Media Limited, our Chinese subsidiary, remains cautious about the operating environment in 2019 as uncertainty continues in China's overall economy. The non-renewal of contracts in certain countries, including Italy and Spain, also contributed to the decrease in revenue. These decreases were partially offset by increases in revenue from digital display expansion in the United Kingdom and new contracts in Finland. International digital revenue was $90.1 million and $86.4 million for the three months ended June 30, 2019 and 2018, respectively. Excluding the $5.0 million impact from movements in foreign exchange rates, total digital revenue increased $8.7 million during the three months ended June 30, 2019 compared to the same period of 2018.
 International direct operating expenses decreased $15.6 million during the three months ended June 30, 2019 compared to the same period of 2018. Excluding the $13.6 million impact from movements in foreign exchange rates, International direct operating expenses decreased $2.0 million during the three months ended June 30, 2019 compared to the same period of 2018. The decrease was primarily due to lower site lease expenses in Italy and Spain due to the non-renewal of contracts, partially offset by higher site lease expenses in countries experiencing revenue growth. International SG&A expenses increased $1.8 million during the three months ended June 30, 2019 compared to the same period of 2018. Excluding the $4.7 million impact from movements in foreign exchange rates, International SG&A expenses increased $6.5 million during the three months ended June 30, 2019 compared to the same period of 2018. The increase was primarily due to increased professional fees related to the investigation in China.
Six Months
International revenue decreased $69.3 million during the six months ended June 30, 2019 compared to the same period of 2018. Excluding the $46.4 million impact from movements in foreign exchange rates, International revenue decreased $22.9 million during the six months ended June 30, 2019 compared to the same period of 2018, primarily due to an $18.1 million decrease in China revenues due to weakening economic conditions. The non-renewal of contracts in certain countries, including Italy and Spain, also contributed to the decrease in revenue. These decreases were partially offset by increases in revenue from digital display expansion in the United Kingdom and new contracts in Finland. International digital revenue was $162.5 million and $158.0 million for the six months ended June 30, 2019 and 2018, respectively. Excluding the $10.7 million impact from movements in foreign exchange rates, total digital revenue increased $15.2 million during the six months ended June 30, 2019 compared to the same period of 2018.
International direct operating expenses decreased $34.7 million during the six months ended June 30, 2019 compared to the same period of 2018. Excluding the $30.8 million impact from movements in foreign exchange rates, International direct operating expenses decreased $3.9 million during the six months ended June 30, 2019 compared to the same period of 2018. The decrease was primarily due to lower site lease expenses in Italy and Spain due to the non-renewal of contracts, partially offset by higher site lease expenses in countries experiencing revenue growth. International SG&A expenses decreased $5.4 million during the six months ended June 30, 2019 compared to the same period of 2018. Excluding the $10.3 million impact from movements in foreign exchange rates, International SG&A expenses increased $4.9 million during the six months ended June 30, 2019 compared to the same period of 2018. The increase was primarily due to an increase in bad debt expense in China and higher costs related to the investigation in China.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating income:
Americas	$91,128	$78,662	$142,199	$116,182
International	30,767	53,287	21,942	42,399
Other operating income (expense), net	1,270	929	(2,252)	875
Corporate and other (1)	(40,711)	(38,889)	(70,324)	(75,315)
Consolidated operating income	$82,454	$93,989	$91,565	$84,141

(1)	Corporate and other includes expenses related to Americas and International as well as overall executive, administrative and support functions.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following discussion highlights cash flow activities during the six months ended June 30, 2019 and 2018:

(In thousands)	Six Months Ended June 30,
	2019	2018
Net cash provided by (used for):
Operating activities	$55,135	$65,868
Investing activities	$(76,687)	$(58,263)
Financing activities	$208,328	$27,600

Operating Activities
Net cash provided by operating activities was $55.1 million during the six months ended June 30, 2019 compared to $65.9 million of net cash provided by operating activities during the six months ended June 30, 2018. The decrease in net cash provided by operating activities was driven by a decrease in net income adjusted for non-cash items, primarily depreciation and amortization and deferred taxes, partially offset by an increase in net cash provided by operating activities related to changes in working capital balances, most notably accrued interest. Cash paid for interest during the six months ended June 30, 2019 decreased $26.1 million compared to the same period of 2018 due to a change in interest payment terms as a result of the Separation, partially offset by the refinancing of the 7.625% CCWH Senior Subordinated Notes due 2020. Prior to the Separation, interest on the CCWH Senior Notes and CCWH Subordinated Notes was payable to the Trustee weekly in arrears. Following the Separation, interest is payable to the Trustee semi-annually, on February 15 and August 15 of each year, beginning on August 15, 2019.
Investing Activities
Net cash used for investing activities of $76.7 million during the six months ended June 30, 2019 primarily reflected our capital expenditures of $79.3 million. We spent $27.3 million in our Americas segment primarily related to the construction of new advertising structures, including digital boards, $43.5 million in our International segment primarily related to street furniture and digital displays, and $8.5 million in Corporate primarily related to the build-out of the new San Antonio office and IT infrastructure due the Separation.
Net cash used for investing activities of $58.3 million during the six months ended June 30, 2018 primarily reflected our capital expenditures of $61.3 million. We spent $24.4 million in our Americas segment primarily related to the construction of new advertising structures, including digital boards, $35.5 million in our International segment primarily related to street furniture and transit advertising structures, including digital displays, and $1.4 million in Corporate primarily related to equipment and software purchases.

Financing Activities
Net cash provided by financing activities of $208.3 million during the six months ended June 30, 2019 primarily reflected net transfers of $159.2 million in cash from iHeartCommunications, including settlement of the Due from iHeartCommunications Note upon consummation of the Separation, as well as $43.8 million of proceeds from the issuance of mandatorily redeemable preferred stock, net of fees and expenses. Additionally, net cash provided by financing activities increased by $35.0 million due to the refinancing of the CCWH Senior Subordinated Notes, partially offset by $26.8 million of debt issuance costs.
Net cash used for financing activities of $27.6 million during the six months ended June 30, 2018 primarily reflected net transfers of $60.8 million in cash from iHeartCommunications, which represents the activity in the “Due from iHeartCommunications” account, partially offset by cash dividends paid of $30.6 million.
iHeart Chapter 11 Cases and the Separation
On March 14, 2018, iHeartMedia, which, prior to the Separation was the parent company of the Company and certain of its subsidiaries (collectively, the “Debtors”), filed voluntary petitions for reorganization (the “iHeart Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). The Company and its direct and indirect subsidiaries did not file voluntary petitions for reorganization under the Bankruptcy Code and are not Debtors in the iHeart Chapter 11 Cases.
On May 1, 2019 (the “Effective Date”), the conditions to the effectiveness of the Plan of Reorganization were satisfied and iHeartMedia emerged from Chapter 11 through a series of transactions (the “Separation”) through which the Company and its subsidiaries (collectively, the “Outdoor Group”) were separated from, and ceased to be controlled by, iHeartMedia and its subsidiaries (the “iHeart Group”).
Merger Agreement
On March 27, 2019, as contemplated by the Settlement Agreement and iHeartMedia’s modified fifth amended Plan of Reorganization (the “iHeart Plan of Reorganization”), which was confirmed by the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court") on January 22, 2019, the Company (then known as Clear Channel Holdings, Inc.) and its subsidiary, Clear Channel Outdoor Holdings, Inc., entered into an Agreement and Plan of Merger (the “Merger Agreement”). On May 1, 2019, Clear Channel Outdoor Holdings, Inc. merged with and into the Company, with the Company surviving the Merger and changing its name to Clear Channel Outdoor Holdings, Inc.
In connection with the Merger, each share of the Clear Channel Outdoor Holdings, Inc.’s Class A common stock (the “Old CCOH Class A Common Stock”) issued and outstanding immediately prior to the effective time of the Merger (other than shares of Old CCOH Class A Common Stock held by the Company or any direct or indirect wholly-owned subsidiary of the Company) converted into one share of common stock of the Company (“Common Stock”). The shares of the Old CCOH Class A Common Stock held by the Company and its subsidiaries were canceled and retired, and no shares of Common Stock were exchanged for such shares. All of the outstanding shares of the Company’s common stock outstanding, all held by iHeartCommunications, immediately before the Merger were converted into 325,726,917 shares of Common Stock. As a result, immediately after the Merger, the Company had a single class of common stock, and the pre-Merger Old CCOH Class A common stockholders (other than the Company and its subsidiaries) owned the same percentage of the Company that they owned of Clear Channel Outdoor Holdings, Inc. immediately before the Merger.
Separation Agreement
On March 27, 2019, the Company, Clear Channel Outdoor Holdings, Inc., iHeartMedia and iHeartCommunications entered into a Settlement and Separation Agreement (the “Separation Agreement”) governing the terms of the separation of the Company as the surviving corporation under the Merger and each subsidiary of the Company after giving effect to the Transactions (the Company together with its subsidiaries, the “Outdoor Group”) from iHeartMedia and each of its subsidiaries immediately after giving effect to the Transactions (iHeartMedia together with its subsidiaries, the “iHeart Group”).
Pursuant to the Separation Agreement, on May 1, 2019, (i) iHeartMedia and iHeartCommunications caused each relevant member of the iHeart Group to assign, transfer, convey and deliver to iHeartCommunications, and iHeartCommunications will transfer to the Company or the relevant member of the Outdoor Group, any and all direct or indirect title and interest in the assets that are primarily related to or used primarily in connection with the Outdoor Business (after giving effect to the Transactions) (such assets, the “Outdoor Assets”), excluding certain excluded assets, and (ii) the Company and Clear Channel Outdoor Holdings, Inc. caused each relevant member of the Outdoor Group to transfer to the relevant member of the iHeart Group any and all direct or indirect title and interest in the assets of the business conducted by the iHeart Group after giving effect to the Transactions, including the radio business (the “iHeart Business” and such assets, the “iHeart Assets”).

At the same time as the transfer of the Outdoor Assets from the iHeart Group to the Outdoor Group, the members of the Outdoor Group assumed the liabilities associated with the Outdoor Business, subject to certain exceptions as set forth in the Separation Agreement. At the same time as the transfer of the iHeart Assets from the Outdoor Group to the iHeart Group, the members of the iHeart Group assumed the liabilities associated with the iHeart Business, subject to certain exceptions as set forth in the Separation Agreement.
The Separation Agreement provided for cancellation of the note payable by iHeartCommunications to the Company (the “Due from iHeartCommunications Note”) and that any agreements or licenses requiring royalty payments to the iHeart Group by the Outdoor Group for trademarks or other intellectual property terminated effective as of December 31, 2018. It also provided for (i) the repayment of the post-petition intercompany balance outstanding in favor of the Debtors as of December 31, 2018, which was equal to $21.6 million as of that date and (ii) the waiver of the set-off value of any royalties and IP license fees owed to iHeartCommunications equal to approximately $31.8 million from March 14, 2018 through December 31, 2018, such that the resulting intercompany balance on such date was $10.2 million in favor of the Company. Pursuant to an amendment to the Separation Agreement, the Company offset the $149.0 million amount owed to us by the iHeart Group on May 1, 2019 by $52.1 million (which is the additional intercompany liability incurred from January 1, 2019 through March 31, 2019), resulting in a total net payment to the Company of approximately $107.0 million on May 1, 2019 (including the $10.2 million payment discussed above). iHeartCommunications paid the Company the intercompany liability incurred from April 1, 2019 through May 1, 2019 of $8.8 million after the Separation. In addition, pursuant to the Separation Agreement  the Company received (i) the trademarks listed on the schedules to the Separation Agreement and (ii) reimbursement of the reasonable expenses of legal counsel and financial advisors incurred on or prior to May 1, 2019 of the Company’s board of directors or the special committee of the Company’s board of directors, in each case, to the extent incurred in connection with the Separation.
Anticipated Cash Requirements
Following the Separation, our primary sources of liquidity are cash on hand, cash flow from operations and our receivables-based credit facility. As of June 30, 2019, we had $372.5 million of cash on our balance sheet, including $146.1 million of cash held outside the U.S. by our subsidiaries, a portion of which is held by non-wholly owned subsidiaries or is otherwise subject to certain restrictions and not readily accessible to us. Excess cash from our foreign operations may be transferred to our operations in the United States if needed to fund operations in the United States, subject to the foreseeable cash needs of our foreign operations. If any excess cash held by our foreign subsidiaries were needed to fund operations in the U.S., we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes. As a result of significant deficits, as calculated for tax law purposes, in our foreign earnings and profits, we have flexibility to make future cash distributions as non-taxable returns of capital. Additionally, as a result of U.S. tax reform, future dividend distributions from our international subsidiaries are exempt from U.S. federal income tax beginning January 1, 2018.

Our primary uses of liquidity are for our working capital, capital expenditures, debt service, other funding requirements and dividend payments to be due to the investor in the Preferred Stock. On February 12, 2019, our subsidiary CCWH refinanced its CCWH Subordinated Notes, which matured in March 2020, with an aggregate principal amount of $2,235.0 million of New CCWH Subordinated Notes, which are scheduled to mature in February 2024. On July 30, 2019, we issued 100 million shares of common stock in a public offering, and we will use the net proceeds from the offering to redeem approximately $333.5 million aggregate principal amount of New CCWH Subordinated Notes on August 22, 2019. As of June 30, 2019, we had debt maturities totaling $0.1 million, $375.3 million and $0.3 million in 2019, 2020 and 2021.
A substantial amount of our cash requirements are for debt service obligations. During the six months ended June 30, 2019, we spent $161.2 million of cash on interest on our debt. We anticipate having approximately $161.0 million of cash interest payment obligations in the second half of 2019. Our significant interest payment obligations reduce our financial flexibility, make us more vulnerable to changes in operating performance and economic downturns generally, reduce our liquidity over time and could negatively affect our ability to obtain additional financing in the future.
Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand, cash flows from operations, and borrowing capacity under our receivables-based credit facility will enable us to meet our working capital, capital expenditure, debt service and other funding requirements, including the debt service on the CCWH Senior Notes, the New CCWH Subordinated Notes and the CCIBV Senior Notes, for at least the next 12 months. We believe our long-term plans, which include promoting outdoor media spending, capitalizing on our diverse geographic and product opportunities and the continued deployment of digital displays and addressing our capital structure and reducing leverage, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements in the long term. However, our anticipated results are subject to significant uncertainty. Our ability to fund our working capital, capital expenditures, debt service and other obligations depends on our future operating performance, cash from operations and our ability to obtain supplemental liquidity, if necessary, and manage our liquidity.

Historically, our cash management arrangement with iHeartCommunications had been our only committed external source of liquidity. Now that our business is separated from iHeartCommunications, we are more dependent upon our ability to generate cash or obtain additional financing to meet our liquidity needs. We may need to obtain additional financing, from banks or other lenders, or through public offerings or private placements of debt or equity, strategic relationships or other arrangements, or from a combination of these sources, in the future. There can be no assurance that financing alternatives will be available in sufficient amounts or on terms acceptable to us in the future due to market conditions, our financial condition, our liquidity constraints, our lack of history operating as a company independent from iHeartCommunications or other factors, many of which are beyond our control. Even if financing alternatives are available to us, we may not find them suitable or at comparable interest rates to the indebtedness being refinanced, and our annual cash interest payment obligations could increase further. In addition, the terms of our existing or future debt agreements may restrict us from securing financing on terms that are available to us at that time. In addition to the need to refinance our various indebtedness at or before maturity, if we are unable to generate sufficient cash through our operations or obtain sources of supplemental liquidity, we could face substantial liquidity problems, which could have a material adverse effect on our financial condition and on our ability to meet our obligations.
We were in compliance with the covenants contained in our material financing agreements as of June 30, 2019.
We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to dispose of certain businesses and may pursue acquisitions.  These dispositions or acquisitions could be material.
Sources of Capital
As of June 30, 2019 and December 31, 2018, we had the following debt outstanding, cash and cash equivalents, and amounts due (to)/from iHeartCommunications:

(In millions)	June 30, 2019	December 31, 2018
Clear Channel Worldwide Holdings Senior Notes due 2022	$2,725.0	$2,725.0
Clear Channel Worldwide Holdings Senior Subordinated Notes due 2020(1)	—	2,200.0
Clear Channel Worldwide Holdings Senior Subordinated Notes due 2024(1)	2,235.0	—
Receivables-based Credit Facility due 2023(2)	—	—
Revolving Loan with iHeartCommunications due 2022(3)	—	—
Clear Channel International B.V. Senior Notes due 2020	375.0	375.0
Other debt	4.0	3.9
Original issue discount	(1.0)	(0.7)
Long-term debt fees	(41.6)	(25.9)
Total debt	5,296.4	5,277.3
Less: Cash and cash equivalents	372.5	182.5
Less: Due from iHeartCommunications	—	154.8
Less: Due to iHeartCommunications, post iHeart Chapter 11 Cases	—	(21.6)
	$4,923.9	$4,961.6

(1)
On February 4, 2019, CCWH, delivered a conditional notice of redemption calling all of its outstanding $2,200.0 million CCWH Subordinated Notes for redemption on March 6, 2019. The redemption was conditioned on the closing of the offering of $2,235.0 million of New CCWH Subordinated Notes. At the closing of such offering on February 12, 2019, CCWH deposited with the trustee for the CCWH Subordinated Notes a portion of the proceeds from the new notes in an amount sufficient to pay and discharge the principal amount outstanding, plus accrued and unpaid interest on the CCWH Subordinated Notes to, but not including, the redemption date. CCWH irrevocably instructed the trustee to apply such funds to the full payment of the CCWH Subordinated Notes on the redemption date. Concurrently therewith, CCWH elected to satisfy and discharge the indentures governing the CCWH Subordinated Notes in accordance with their terms and the trustee acknowledged such discharge and satisfaction. As a result of the satisfaction and discharge of the indentures, CCWH and the guarantors of the CCWH Subordinated Notes have been released from their remaining obligations under the indentures and the CCWH Subordinated Notes. On July 23, 2019, CCWH issued a conditional notice of redemption to redeem a portion of the New CCWH Subordinated Notes, using the proceeds of a public offering of common stock. On July 30, 2019, the conditions to the redemption were satisfied, and the notice of redemption became irrevocable. Pursuant to the notice of redemption, as amended at the closing of the offering, approximately $333.5 million aggregate principal amount of New CCWH Subordinated Notes will be redeemed on August 22, 2019.

(2)
As of June 30, 2019, the receivables-based credit facility had $80.7 million of letters of credit outstanding and a borrowing limit of $125.0 million, resulting in $44.3 million of excess availability. Certain additional restrictions, including a springing financial covenant, take effect at decreased levels of excess availability.

(3)
On May 1, 2019, in accordance with the Separation agreement, Clear Channel Outdoor ("CCO") entered into a three-year $200.0 million revolving loan agreement with iHeartCommunications. As of June 30, 2019, no amounts were drawn under the iHeartCommunications Line of Credit. On July 30, 2019, in connection with the consummation of a public offering of common stock, we terminated the iHeartCommunications Line of Credit.

We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities.  Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
 Clear Channel Worldwide Holdings Senior Notes
As of June 30, 2019, the CCWH senior notes represented $2.7 billion aggregate principal amount of indebtedness outstanding, which consisted of $735.75 million aggregate principal amount of 6.5% Series A Senior Notes due 2022 (the “Series A CCWH Senior Notes”) and $1,989.25 million aggregate principal amount of 6.5% Series B CCWH Senior Notes due 2022 (the “Series B CCWH Senior Notes” and, together with the Series A CCWH Senior Notes, the “CCWH Senior Notes”). The CCWH Senior Notes are guaranteed by us, Clear Channel Outdoor, Inc., a subsidiary of ours (“CCOI”), and certain of our direct and indirect subsidiaries.
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
Our consolidated leverage ratio, defined as total debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 8.8:1 as of June 30, 2019, and senior leverage ratio, defined as senior debt divided by EBITDA (as defined by the CCWH Senior Notes indentures) for the preceding four quarters was 4.5:1 as of June 30, 2019. As required by the definition of EBITDA in the CCWH Senior Notes indentures, our EBITDA for the preceding four quarters of $607.4 million is calculated as operating income (loss) before depreciation, amortization, impairment charges and gains and losses on acquisitions and divestitures plus share-based compensation and is further adjusted for the following: (i) costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities; (ii) extraordinary, non-recurring or unusual gains or losses or expenses; (iii) non-cash charges; and (iv) various other items. Because our consolidated leverage ratio exceeded the limit in the incurrence tests described above, we are not currently permitted to incur additional indebtedness using the incurrence test in the Series A CCWH Senior Notes indenture and the Series B CCWH Senior Notes indenture, and we are not currently permitted to pay dividends from the proceeds of indebtedness or the excess proceeds from asset sales under the Series B CCWH Senior Notes indenture. There are other exceptions in these indentures that allow us to incur additional indebtedness and pay dividends.

The following table reflects a reconciliation of EBITDA (as defined by the CCWH Senior Notes indentures) to operating income and net cash provided by operating activities for the four quarters ended June 30, 2019:

Four Quarters Ended
(In millions)	June 30, 2019
EBITDA (as defined by the CCWH Senior Notes indentures)	$607.4
Less adjustments to EBITDA (as defined by the CCWH Senior Notes indentures):
Costs incurred in connection with severance, the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities	(16.9)
Extraordinary, non-recurring or unusual gains or losses or expenses (as referenced in the definition of EBITDA in the CCWH Senior Notes indentures)	(4.4)
Non-cash charges	(5.6)
Other items	9.3
Less: Depreciation and amortization, Impairment charges, Gains and losses on acquisitions and divestitures and Share-based compensation expense	(330.6)
Operating income	259.2
Plus: Depreciation and amortization, Impairment charges, Gain (loss) on disposal of operating and fixed assets and Share-based compensation expense	330.3
Less: Interest expense	(416.7)
Plus: Interest income on Due from iHeartCommunications	0.2
Less: Current income tax expense	(58.3)
Plus: Other income, net	(28.7)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	38.0
Change in assets and liabilities, net of assets acquired and liabilities assumed	52.5
Net cash provided by operating activities	$176.5
Clear Channel Worldwide Holdings Senior Subordinated Notes
As of June 30, 2019, the New CCWH Senior Subordinated Notes represented $2,235.0 million aggregate principal amount of indebtedness outstanding. On February 4, 2019, CCWH delivered a conditional notice of redemption calling all of its outstanding CCWH Subordinated Notes for redemption on March 6, 2019. The redemption was conditioned on the closing of the offering of $2,235.0 million of New CCWH Subordinated Notes. At the closing of such offering on February 12, 2019, CCWH deposited with the trustee for the CCWH Subordinated Notes a portion of the proceeds from the new notes in an amount sufficient to pay and discharge the principal amount outstanding, plus accrued and unpaid interest on the CCWH Subordinated Notes to, but not including, the redemption date. CCWH irrevocably instructed the trustee to apply such funds to the full payment of the CCWH Subordinated Notes on the redemption date. Concurrently therewith, CCWH elected to satisfy and discharge the indentures governing the CCWH Subordinated Notes in accordance with their terms and the trustee acknowledged such discharge and satisfaction. As a result of the satisfaction and discharge of the indentures, CCWH and the guarantors of the CCWH Subordinated Notes have been released from their remaining obligations under the indentures and the CCWH Subordinated Notes.
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
As of June 30, 2019, the facility had $80.7 million of letters of credit outstanding and a borrowing limit of $125.0 million, resulting in $44.3 million of excess availability.
Borrowings under the receivables-based credit facility will mature, and lending commitments thereunder will terminate, on the earlier of (a) June 1, 2023 and (b) 90 days prior to the maturity date of any indebtedness of the Company or any of its direct or indirect subsidiaries in an aggregate principal amount outstanding in excess of $250 million (other than the CCIBV Senior Notes).
CCIBV Senior Notes
During the fourth quarter of 2015, CCIBV, an international subsidiary of ours, issued $225.0 million aggregate principal amount outstanding of the CCIBV Senior Notes). During the third quarter of 2017, CCIBV issued $150.0 million in additional aggregate principal amount of CCIBV Senior Notes, bringing the total amount outstanding under the CCIBV Senior Notes as of June 30, 2019 to $375.0 million.

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

Other Debt
Other debt consists primarily of capital leases and loans with international banks.  As of June 30, 2019, approximately $4.0 million was outstanding as other debt.
Mandatorily Redeemable Preferred Stock
On May 1, 2019, the Company issued 45,000 shares of Series A Perpetual Preferred Stock, par value $0.01 per share, of the Company having an aggregate initial liquidation preference of $45 million (the “Preferred Stock”) for a cash purchase price of $45 million, before fees and expenses. As of June 30, 2019, the liquidation preference of the Preferred Stock was approximately $46.1 million.
    The terms and conditions of the Preferred Stock and the rights of its holders are set forth in the Certificate of Designation of Series A Perpetual Preferred Stock (the “Certificate of Designation”) of the Company filed with the office of the Secretary of State of the State of Delaware on May 1, 2019, and the Series A Investors Rights Agreement, dated as of May 1, 2019, by and among the Company, CCWH, and the purchaser listed therein (the “Investors Rights Agreement”).
Shares of the Preferred Stock rank senior and in priority of payment to our common equity interests and preferred stock junior to the Preferred Stock and other equity interests and preferred stock that does not expressly provide that such equity interest ranks senior to or pari passu with the Preferred Stock in any liquidation or winding up of the Company.
Dividends on the Preferred Stock will accrue on a daily basis at the applicable dividend rate on the then-current liquidation preference of the Preferred Stock, as and when declared by the board of directors. Dividends will either (a) be payable in cash, if and to the extent declared by the board of directors, or (b) be added to the liquidation preference. The dividend rate will be equal to (i) the greater of (a) a published LIBOR rate or (b) two (2%) percent plus (ii) either a cash dividend margin or an accruing dividend margin, in each case based on the Company’s consolidated leverage ratio, subject to certain adjustments. At any leverage ratio, the accruing dividend margin will exceed the cash dividend margin by 1.5%. Dividends, if declared, will be payable on March 31, June 30, September 30 and December 31 of each year (or on the next business day if such date is not a business day). No dividend may be declared unless paid immediately in cash (it being understood that no dividends may be declared and paid in securities or otherwise “in kind”).
The Company may redeem any of the Preferred Stock, at its option, at any time on or after the third anniversary of the Issue Date, in each case, in cash at a redemption price equal to the Liquidation Preference per share. Upon consummation of certain equity offerings, the Company may, at its option, redeem all or a part of the Preferred Stock for the Liquidation Preference plus a make-whole premium. In addition, upon the occurrence of, among other things (i) any change of control, (ii) a liquidation, dissolution, or winding up or (iii) certain insolvency events, each holder may require the Company to redeem for cash all of the then outstanding shares of Preferred Stock. In addition, the holders of Preferred Shares may require a designated subsidiary of the Company to purchase the shares after the fifth anniversary of issuance.
On the tenth anniversary of the issue date of the Preferred Stock, the shares of Preferred Stock will be subject to mandatory redemption for an amount equal to the liquidation preference.
The certificate of designations for the Preferred Stock will limit its ability to incur additional debt or any other security ranking pari passu with or senior to the Preferred Stock, other than in (a) an amount not to exceed $300 million on a cumulative basis or (b) subject to an incurrence-based leverage test, subject to other customary carve-outs.
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
On June 23, 2016, the United Kingdom (the "U.K.") held a referendum in which voters approved an exit of the U.K. from the European Union (the "E.U."), commonly referred to as "Brexit," and on March 29, 2017, the U.K. delivered formal notification of its intention to withdraw from the E.U. To date, no formal withdrawal agreement has been reached between the U.K. and the E.U., despite the passage of the date on which it was expected that the U.K.’s membership in the E.U. would terminate, creating significant uncertainty about the terms (and timing) under which the U.K. will leave the E.U. and the consequent impact on the economies of the U.K., the E.U. and other countries. Our International segment is currently headquartered in the U.K. and transacts business in many key European markets including the U.K. The announcement of Brexit caused the British pound currency rate to weaken against the U.S. dollar.  Further, Brexit may cause our U.K. customers to closely monitor their costs and reduce the amount they spend on advertising.  Any of these or similar effects of Brexit could adversely impact our business, operating results, cash flows and financial condition.
Foreign Currency Exchange Rate Risk
We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar.  Our foreign operations reported net losses of $4.7 million and $42.2 million for the three and six months ended June 30, 2019.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net losses for the three and six months ended June 30, 2019 by $0.5 million and $4.2 million, respectively.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three and six months ended June 30, 2019 would have increased our net losses for the same periods by a corresponding amount.
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

A wide range of factors could materially affect future developments and performance, including but not limited to:

•	risks associated with weak or uncertain global economic conditions and their impact on the level of expenditures on advertising, including the effects of Brexit and economic uncertainty in China;

•	our ability to service our debt obligations and to fund our operations and capital expenditures;

•	industry conditions, including competition;

•	our dependence on our management team and other key individuals;

•	our ability to obtain key municipal concessions for our street furniture and transit products;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	shifts in population and other demographics;

•
other general economic and political conditions in the United States and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;

•	changes in labor conditions and management;

•	the impact of future dispositions, acquisitions and other strategic transactions;

•	legislative or regulatory requirements;

•	regulations and consumer concerns regarding privacy and data protection, and breaches of information security measures;

•	increases in tax rates or changes in tax laws or regulations;

•	a breach of our security measures;

•	restrictions on outdoor advertising of certain products;

•	capital expenditure requirements;

•	fluctuations in exchange rates and currency values;

•	risks of doing business in foreign countries;

•	new or increased tariffs or unfavorable changes in trade policy;

•	the risk that we may be more susceptible to adverse events following the Separation;

•	the risk that we may be unable to replace the services iHeartCommunications provided us in a timely manner or on comparable terms;

•	the risk that the Separation may result in unfavorable tax consequences for us and impair our ability to utilize our federal income tax net operating loss carryforwards in future years;

•	the impact of our substantial indebtedness, including the effect of our leverage on our financial position and earnings;

•	the ability of our subsidiaries to dividend or distribute funds to us in order for us to repay our debts;

•	the restrictions contained in the agreements governing our indebtedness and our Series A Preferred Stock limiting our flexibility in operating our business;

•	the effect of analyst or credit ratings downgrades; and

•	certain other factors set forth in our other filings with the SEC.
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

ITEM 4.  CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 at the reasonable assurance level.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
We currently are involved in certain legal proceedings arising in the ordinary course of business and, as required, have accrued an estimate of the probable costs for the resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated.  These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.  It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of its strategies related to these proceedings.  Additionally, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our financial condition or results of operations.
Although we are involved in a variety of legal proceedings in the ordinary course of business, a large portion of our litigation arises in the following contexts: commercial disputes; misappropriation of likeness and right of publicity claims; employment and benefits related claims; governmental fines; intellectual property claims; and tax disputes.
Stockholder Litigation

On May 9, 2016, a stockholder of the Company filed a derivative lawsuit in the Court of Chancery of the State of Delaware (the “Delaware Chancery Court”), captioned GAMCO Asset Management Inc. v. iHeartMedia Inc. et al., C.A. No. 12312-VCS. The complaint named as defendants iHeartCommunications, Inc. (“iHeartCommunications”), the Company’s indirect parent company, iHeartMedia, Inc. (“iHeartMedia”), the parent company of iHeartCommunications, Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Former Sponsor Defendants”), iHeartMedia’s pre-bankruptcy private equity sponsors and pre-bankruptcy majority owners, and the members of the Company’s board of directors. The Company also was named as a nominal defendant. The complaint alleged that the Company had been harmed by the intercompany agreements with iHeartCommunications, the Company’s lack of autonomy over its own cash and the actions of the defendants in serving the interests of iHeartMedia, iHeartCommunications and the Former Sponsor Defendants to the detriment of the Company and its minority stockholders. The plaintiff sought, among other things, a ruling that the defendants breached their fiduciary duties to the Company and that iHeartMedia, iHeartCommunications and the Former Sponsor Defendants aided and abetted the board of directors’ breaches of fiduciary duty, rescission of payments to iHeartCommunications and its affiliates pursuant to dividends declared in connection with the CCIBV Note Offering and Outdoor Asset Sales, and an order requiring iHeartMedia, iHeartCommunications and the Former Sponsor Defendants to disgorge all profits they have received as a result of the alleged fiduciary misconduct.
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
On December 29, 2017, another stockholder of the Company filed a derivative lawsuit (the "Norfolk Lawsuit") in the Delaware Chancery Court captioned Norfolk County Retirement System, v. iHeartMedia, Inc., et al., C.A. No. 2017-0930-JRS. The complaint names as defendants iHeartMedia, iHeartCommunications, the Former Sponsor Defendants, and the members of the Company's board of directors.  The Company is named as a nominal defendant. The complaint alleges that the Company has been harmed by the Company Board’s November 2017 decision to extend the maturity date of the intercompany revolving note (the “Third Amendment”) at what the complaint describes as far-below-market interest rates. The plaintiff sought, among other things, a ruling that the defendants breached their fiduciary duties to the Company, a modification of the Third Amendment to bear a commercially reasonable rate of interest, and an order requiring disgorgement of all profits, benefits and other compensation obtained by defendants as a result of the alleged breaches of fiduciary duties.
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

On August 27, 2018, the same stockholder of the Company that had filed a derivative lawsuit against iHeartMedia and others in 2016 (GAMCO Asset Management Inc.) filed a putative class action lawsuit (the "GAMCO II Lawsuit") in the Delaware Chancery Court, captioned GAMCO Asset Management, Inc. v. Hendrix, et al., C.A. No. 2018-0633-JRS. The complaint names as defendants the Former Sponsor Defendants and the members of the Company’s board of directors. The complaint alleges that minority shareholders in the Company during the period November 8, 2017 to March 14, 2018 were harmed by decisions of the Company's board of directors and the intercompany note committee of the board of directors relating to the intercompany note. The plaintiff sought, among other things, a ruling that the Company's board of directors, the intercompany note committee, and the Sponsor Defendants breached their fiduciary duties and that the Sponsor Defendants aided and abetted the Board’s breach of fiduciary duty; and an award of damages, together with pre- and post-judgment interests, to the putative class of minority shareholders.
On December 16, 2018, the Debtors, the Company, GAMCO Asset Management, Inc., and Norfolk County Retirement System entered into a settlement agreement (the "Settlement Agreement"), which resolves all claims, objections, and other causes of action that have been or could be asserted by or on behalf of the Company, GAMCO Asset Management, Inc., and/or Norfolk County Retirement System by and among the Debtors, the Company, GAMCO Asset Management, Inc., certain individual defendants in the GAMCO Asset Management, Inc. action and/or the Norfolk County Retirement System action, and the private equity sponsor defendants in such actions. The Settlement Agreement provides for the consensual separation of the Debtors and the Company, including approximately $149.0 million of recovery to CCOH on account of its claim against iHeartCommunications in the Chapter 11 cases, an unsecured revolving line of credit in an aggregate amount not to exceed $200 million from iHeartCommunications (the “iHeart Line of Credit”), the transfer of certain of the Debtors’ intellectual property to the Company, the waiver by the Debtors of the setoff for the value of the transferred intellectual property, mutual releases, the termination of the cash sweep under the existing Corporate Services Agreement, the termination of any agreements or licenses requiring royalty payments from the Company to the Debtors for trademarks or other intellectual property, the waiver of any post-petition amounts owed by the Company relating to such trademarks or other intellectual property, and the execution of a new transition services agreement and other separation documents. The Settlement Agreement was approved by the Bankruptcy Court and the United States District Court for the Southern District of Texas in connection with the confirmation of the iHeartMedia Chapter 11 Cases on January 22, 2019. On May 1, 2019, the Debtors' plan of reorganization went effective, and the Norfolk Lawsuit and GAMCO II Lawsuit were each subsequently dismissed with prejudice.
China Investigation
Two former employees of Clear Media Limited, an indirect, non-wholly-owned subsidiary of the Company whose ordinary shares are listed on the Hong Kong Stock Exchange, have been convicted in China of certain crimes, including the crime of misappropriation of funds, and sentenced to imprisonment. One of those former employees has appealed his conviction. The Company is not aware of any litigation, claim or assessment pending against the Company in relation to this investigation. Based on information known to date, the Company believes any contingent liabilities arising from potential misconduct that has been or may be identified by the investigation in China are not material to the Company’s consolidated financial statements. The effect of the misappropriation of funds is reflected in these financial statements in the appropriate periods.
The Company advised both the United States Securities and Exchange Commission and the United States Department of Justice of the investigation at Clear Media Limited and is cooperating to provide documents, interviews and information in response to inquiries from the agencies. The Clear Media Limited investigation could implicate the books and records, internal controls and anti-bribery provisions of the U.S. Foreign Corrupt Practices Act, which statute and regulations provide for potential monetary penalties as well as criminal and civil sanctions. It is possible that monetary penalties and other sanctions could be assessed on the Company in connection with this matter. The nature and amount of any monetary penalty or other sanctions cannot reasonably be estimated at this time and could be qualitatively or quantitatively material to the Company.
Italy Investigation
During the three months ended June 30, 2018, the Company identified misstatements associated with VAT obligations in its business in Italy, which resulted in an understatement of its VAT obligation. These misstatements resulted in an understatement of other long-term liabilities of $16.9 million as of December 31, 2017. The effect of these misstatements is reflected in the historical financial statements in the appropriate periods. Upon identification of these misstatements, the Company undertook certain procedures, including a forensic investigation. In addition, the Company voluntarily disclosed the matter and findings to the Italian tax authorities in order to commence a discussion on the appropriate calculation of the VAT position. The current expectation is that the Company may have to repay to the Italian tax authority a substantial portion of the VAT previously applied as a credit in relation to the transactions under investigation, amounting to approximately $17 million, including estimated possible penalties and interest. The Company made a payment of approximately $6.9 million, net of VAT recoverable, during the fourth quarter of 2018 and expects to pay the remainder during the last half of 2019 or the first quarter of 2020. The ultimate amount to be paid may differ from the estimates, and such differences may be material.

ITEM 1A.  RISK FACTORS
Risks Related to Our Business
There have not been any material changes to the risk factors disclosed under the caption “Risks Related to Our Business” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”), except that we are updating the risk factors entitled “Our results have been in the past, and could be in the future, adversely affected by economic uncertainty or deteriorations in economic conditions,” “We face intense competition in the outdoor advertising business,” “Our financial performance may be adversely affected by many factors beyond our control,” “Future dispositions, acquisitions and other strategic transactions could pose risks,” “Government regulation of outdoor advertising may restrict our outdoor advertising operations,” “We are exposed to foreign currency exchange risks because a majority of our revenue is received in foreign currencies and translated to U.S. dollars for reporting purposes” and “Doing business in foreign countries exposes us to certain risks not expected to occur when doing business in the United States,” as set forth below, and we are supplementing these risk factors with the risk factor entitled “Third-party claims of intellectual property infringement, misappropriation or other violation against us could harm our business, operating results, and financial condition,” as set forth below:
Our results have been in the past, and could be in the future, adversely affected by economic uncertainty or deteriorations in economic conditions.
We derive revenues from the sale of advertising. Expenditures by advertisers tend to be cyclical, reflecting economic conditions and budgeting and buying patterns. Periods of a slowing economy or recession, or periods of economic uncertainty, may be accompanied by a decrease in advertising. For example, the global economic downturn that began in 2008 resulted in a decline in advertising and marketing by our customers, which resulted in a decline in advertising revenues across our businesses. This reduction in advertising revenues had an adverse effect on our revenue, profit margins, cash flow and liquidity. Global economic conditions remain uncertain. For example, while the economy in China has grown significantly over the past decades, growth has been uneven, both geographically and among various sectors of the economy, and the rate of growth has been slowing. Moreover, there is considerable uncertainty in China’s economic condition as a result of, among other things, the political climate and trade policy of the United States. Any prolonged slowdown in the Chinese economy may adversely affect the results of our Chinese subsidiary, which could materially and adversely affect our business, financial condition and results of operations. If economic conditions do not continue to improve, economic uncertainty increases or economic conditions deteriorate again, global economic conditions may once again adversely impact our revenue, profit margins, cash flow and liquidity. Furthermore, because a significant portion of our revenue is derived from local advertisers, our ability to generate revenues in specific markets is directly affected by local and regional conditions, and unfavorable local and regional economic conditions also may adversely impact our results. In addition, even in the absence of a downturn in general economic conditions, an individual business sector or market may experience a downturn, causing it to reduce its advertising expenditures, which also may adversely impact our results.
We face intense competition in the outdoor advertising business.
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
Further, as digital advertising and programmatic technologies continue to develop and become increasingly important to our business model, our competitors may be able to offer products that are, or that are seen to be, substantially similar to or better than ours. This may force us to compete in different ways and incur additional costs, become subject to additional governmental regulations, and/or expend resources in order to remain competitive. If our competitors are more successful than we are in developing digital advertising and programmatic products and services, our business, financial condition and results of operations could be adversely affected.

Our financial performance may be adversely affected by many factors beyond our control.
Certain factors that could adversely affect our financial performance by, among other things, decreasing overall revenues, the numbers of advertising customers, advertising fees or profit margins include:

•	unfavorable fluctuations in operating costs, which we may be unwilling or unable to pass through to our customers;

•	global economic conditions, such as the economic uncertainty in China;

•
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
In addition, on June 23, 2016, the U.K. held a referendum in which voters approved an exit of the U.K. from the European Union (the “E.U.”), commonly referred to as “Brexit.” International outdoor is currently headquartered in the U.K. and transacts business in many key European markets. To date, no formal withdrawal agreement has been reached between the U.K. and the E.U., despite the passage of the date on which it was expected that the U.K.’s membership in the E.U. would terminate. creating significant uncertainty about the terms (and timing) under which the U.K. will leave the E.U. and the consequent impact on the economies of the U.K., the E.U. and other countries. This uncertainty may cause our customers to closely monitor their costs and reduce the amount they spend on advertising. Any of these or similar effects of Brexit could adversely impact our business, operating results, cash flows and financial condition.
Future dispositions, acquisitions and other strategic transactions could pose risks.
We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue strategic dispositions of certain businesses, as well as acquisitions, and we may pursue other strategic transactions, including recapitalizations or other corporate restructurings, including a REIT conversion. These dispositions, acquisitions or other transactions could be material. Such transactions involve numerous risks, including:

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

•	we may enter into markets and geographic areas where we have limited or no experience;

•	we may encounter difficulties in the integration of acquired operations and systems; and

•	our management’s attention may be diverted from other business concerns.
Dispositions and acquisitions of outdoor advertising businesses may require antitrust review by U.S. federal antitrust agencies and may require review by foreign antitrust agencies under the antitrust laws of foreign jurisdictions. We can give no assurances that the Department of Justice, the Federal Trade Commission or foreign antitrust agencies will not seek to bar us from disposing of or acquiring outdoor advertising businesses or impose stringent undertakings on our business as a condition to the completion of an acquisition in any market where we already have a significant position.

Government regulation of outdoor advertising may restrict our outdoor advertising operations.
U.S. federal, state and local regulations have a significant impact on the outdoor advertising industry and our business. One of the seminal laws is the Highway Beautification Act (“HBA”), which regulates outdoor advertising on controlled roads in the United States. The HBA regulates the size and location of billboards, mandates a state compliance program, requires the development of state standards, promotes the expeditious removal of illegal signs and requires just compensation for takings. Construction, repair, maintenance, lighting, upgrading, height, size, spacing, the location and permitting of billboards and the use of new technologies for changing displays, such as digital displays, are regulated by federal, state and local governments. From time to time, states and municipalities have prohibited or significantly limited the construction of new outdoor advertising structures. Changes in laws and regulations affecting outdoor advertising, or changes in the interpretation of those laws and regulations, at any level of government, including the foreign jurisdictions in which we operate, could have a significant financial impact on us by requiring us to make significant expenditures or otherwise limiting or restricting some of our operations. Due to such regulations, it has become increasingly difficult to develop new outdoor advertising locations.
We have also introduced and intend to expand the deployment of digital billboards that display digital advertising copy from various advertisers that change several times an hour. We have encountered regulations that restrict or prohibit these types of digital displays. Since digital billboards have been developed and introduced relatively recently into the market on a large scale, existing regulations that currently do not apply to them by their terms could be revised or new regulations could be enacted to impose greater restrictions. These regulations may impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety. Any new restrictions on digital billboards could have a material adverse effect on both our existing inventory of digital billboards and our plans to expand our digital deployment.
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

We are exposed to foreign currency exchange risks because a majority of our revenue is received in foreign currencies and translated to U.S. dollars for reporting purposes.
We generate a majority of our revenues in currencies other than U.S. dollars. Changes in economic or political conditions, including Brexit, in any of the foreign countries in which we operate could result in exchange rate movement, new currency or exchange controls or other currency restrictions being imposed. Because we receive a majority of our revenues in currencies from the countries in which we operate, exchange rate fluctuations in any such currency could have an adverse effect on our profitability. A majority of our cash flows are generated in foreign currencies and translated to U.S. dollars for reporting purposes, and certain of the indebtedness held by our international subsidiaries is denominated in U.S. dollars, and, therefore, significant changes in the value of such foreign currencies relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on our indebtedness.
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
Doing business in foreign countries exposes us to certain risks not expected to occur when doing business in the United States.
Doing business in foreign countries carries with it certain risks that are not found when doing business in the United States. These risks could result in losses against which we are not insured. Examples of these risks include:

•	potential adverse changes in the diplomatic relations of foreign countries with the United States;

•	new or increased tariffs or unfavorable changes in trade policy;

•	hostility from local populations;

•	the adverse effect of foreign exchange controls;

•	government policies against businesses owned by foreigners;

•	investment restrictions or requirements;

•	expropriations of property without adequate compensation;

•	the potential instability of foreign governments;

•	the risk of insurrections;

•	risks of renegotiation or modification of existing agreements with governmental authorities;

•	difficulties collecting receivables and otherwise enforcing contracts with governmental agencies and others in some foreign legal systems;

•	withholding and other taxes on remittances and other payments by subsidiaries;

•	changes in tax structure and level; and

•	changes in laws or regulations or the interpretation or application of laws or regulations.
Our International operations involve contracts with, and regulation by, foreign governments. We operate in many parts of the world that experience corruption to some degree. Although we have policies and procedures in place that are designed to promote legal and regulatory compliance (including with respect to the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act), our employees, subcontractors and agents could take actions that violate applicable anti-corruption laws or regulations. Two former employees of Clear Media Limited, an indirect, non-wholly-owned subsidiary of the Company whose ordinary shares are listed on the Hong Kong Stock Exchange, have been convicted in China of certain crimes, including the crime of misappropriation of funds, and sentenced to imprisonment. One of those former employees has appealed his conviction. For a description of this matter, see “Part II, Item 1. Legal Proceedings-China Investigation.” Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, financial position and results of operations.

Third-party claims of intellectual property infringement, misappropriation or other violation against us could harm our business, operating results, and financial condition.
Third parties have asserted, and may in the future assert, that we have infringed, misappropriated or otherwise violated their intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us will grow. Any lawsuits regarding intellectual property rights, regardless of their success, could be expensive to resolve and would divert the time and attention of our management and technical personnel. In the event that any third party claims that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability or priority. An adverse outcome of a dispute may damage our reputation, force us to adjust our business practices, require us to pay significant damages, and/or take other actions that could have a material adverse effect on our business. As a result of intellectual property infringement claims, or to avoid potential claims, we may choose or be required to seek licenses from third parties. These licenses may not be available on commercially reasonable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, with the potential for our competitors to gain access to the same intellectual property. In addition, the rights that we secure under intellectual property licenses may not include rights to all of the intellectual property owned or controlled by the licensor, and the scope of the licenses granted to us may not include rights covering all of the products, services and technologies provided by us. The occurrence of any of the foregoing could harm our business, operating results and financial condition.
Risks Related to Our Separation from iHeartCommunications
The following risk factors disclosed under the caption “Risks Related to Our Separation from iHeartCommunications” below amend, restate and replace all of the risk factors under the caption “Risks Related to the Separation, the iHeart Chapter 11 Cases and Our Relationship with iHeartCommunications” in Item 1A of our Annual Report:
The Separation could result in significant tax liability or other unfavorable tax consequences to us.
The transactions related to the Separation were intended to be taxable transactions. The gain or loss recognized with respect to these transactions will depend on, among other things: (a) the value and tax basis of the assets transferred in the Radio Distribution and the value and tax basis of our common stock on the effective date of the Separation (the “Effective Date”) (such values will be determined by reference to, among other things, the trading value of the iHeartMedia equity and our common stock following the Effective Date); (b) complex modeling considerations under certain U.S. Treasury regulations; (c) the amount of cancellation of indebtedness income realized in connection with the iHeartMedia’s Chapter 11 proceedings; and (d) the extent to which any “excess loss accounts” (as defined under applicable U.S. Treasury regulations) are taken into account. The extent to which any related taxable gain or loss will result in any cash tax liabilities will depend on whether the tax attributes of iHeartMedia and its subsidiaries, including the net operating losses (“NOLs”) of iHeartMedia and its subsidiaries (including CCOH and its subsidiaries), are sufficient to offset any net taxable gain and income attributable to the transactions related to the Separation.
In addition, the merger of Clear Channel Outdoor Holdings, Inc. into Clear Channel Holdings, Inc. (the “Merger”) was intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and the obligation of each of the parties thereto to effect the Merger was conditioned upon the receipt of U.S. federal income tax opinions to that effect from their respective tax counsels. These tax opinions represent the legal judgment of counsel who rendered the opinions and are not binding on the Internal Revenue Service (the “IRS”) or the courts. If the IRS makes a subsequent determination that the Merger does not qualify as a “reorganization,” then additional tax liability could arise.
Based on our analysis to date of the various factors that will influence whether the Separation resulted in material cash tax liabilities, we do not expect any material cash tax liability resulting from the Separation. However, the analysis of the Separation will continue until the tax return for the 2019 tax year is filed. In addition, there may be some uncertainty with respect to the factors that determine whether the Separation gave rise to cash tax liability, even after appropriate tax returns are filed. Accordingly, we cannot say with certainty that no material cash tax liability will be owed as a result of the Separation and the transactions related thereto. To the extent the Separation and the transactions related thereto do give rise to any cash tax liability, CCOH, iHeartCommunications, iHeartMedia and various other entities would be jointly and severally liable under applicable law for any such amounts. The allocation of such liabilities among the various members of the iHeartMedia Group and CCOH are addressed by a new tax matters agreement that was entered into in connection with the Separation.

In addition, we expect that, as a result of the cancellation of indebtedness income realized by the debtors in connection with iHeartMedia’s Chapter 11 proceeds, certain of our tax attributes will be subject to significant reduction or elimination. The tax matters agreement that was entered into in connection with the Separation provides that we will not be compensated as a result of such reduction.
Transfers of our equity in connection with iHeartMedia’s Chapter 11 proceedings and cancellation of indebtedness income realized by the debtors in the iHeartMedia Chapter 11 proceedings may impair our ability to utilize our U.S. federal income tax NOL carryforwards in future years.
Under U.S. federal income tax law, a corporation is generally permitted to deduct from taxable income NOLs carried forward from prior years. Under applicable law, we were attributed a portion of the U.S. federal NOL carryforward and certain other tax attributes of the iHeartMedia consolidated group prior to the Separation (in general, the portion of the federal NOL carryforward attributable to our operations and expenses). To the extent any such tax attributes survive the reduction in tax attributes described above, our ability to utilize these tax attributes to offset future taxable income and to reduce U.S. federal income tax liability is subject to certain requirements and restrictions. Specifically, we experienced an “ownership change,” as defined in Section 382 of the Code, as a result of the Separation. Accordingly, our ability to use any surviving tax attributes may be substantially limited, which could have a negative impact on our financial position and results of operations. Under Section 382 of the Code, absent an applicable exception, if a corporation undergoes an “ownership change,” the amount of U.S. federal income tax attributes existing prior to the change that it can utilize to offset its taxable income in future taxable years generally is subject to an annual limitation in an amount equal to the value of its stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate, subject to adjustments to reflect the differences between the fair market value of the corporation’s assets and the tax basis in such assets and various other complex rules and adjustments.
Additionally, as noted above, we expect that certain of our tax attributes will be subject to significant reduction or elimination as a result of the cancellation of indebtedness income realized by the debtors in connection with iHeartMedia’s Chapter 11 proceedings.
Accordingly, there can be no assurance that we will be able to utilize our U.S. federal income tax NOL carryforwards or certain of our other tax attributes to offset future taxable income.
We may be more susceptible to adverse events as a result of the Separation.
We may be unable to achieve some or all of the benefits that we expect to achieve as an independent company in the time we expect, if at all. As a result of the Separation, we may be more susceptible to market fluctuations and have less leverage with suppliers, and we may experience other adverse events.
We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent publicly-traded company, and we may experience increased costs as a result of the Separation.
Prior to the Separation, iHeartMedia provided Clear Channel Outdoor Holdings, Inc. with various corporate services. Under a transition services agreement (the “Transition Services Agreement”), iHeartMedia and/or its affiliates are providing certain administrative and support services and other assistance to us, which we are using and will continue to use in the conduct of our businesses as such business was conducted prior to the Separation generally for one year (subject to certain rights of ours to extend for up to an additional year). Following the Separation and the expiration of the Transition Services Agreement, we will need to provide internally or obtain from unaffiliated third parties the services we previously received from iHeartMedia and its affiliates. We negotiated our arrangements with iHeartCommunications in the context of a parent-subsidiary relationship prior to our initial public offering and we negotiated the terms of the Transition Services Agreement in the context of iHeartMedia’s Chapter 11 proceedings. We may be unable to replace these services in a timely manner or on terms and conditions as favorable as those we received from iHeartMedia prior to the Separation. We may be unable to successfully establish the infrastructure or implement the changes necessary to operate independently or may incur additional costs. If we fail to obtain the services necessary to operate effectively or if we incur greater costs in obtaining these services, our business, financial condition and results of operations may be adversely affected.

The Separation resulted in changes in our senior management team and may result in the loss of other key employees.
Our business is dependent upon the performance of our senior management team and other key individuals. The Separation resulted in changes to our senior management team, including our chief executive officer and chief financial officer. We are continuing to identify replacements for additional key positions following the Separation. Competition for these individuals is intense. In addition, many of our key employees are at-will employees who are under no obligation to remain with us, and may decide to leave as a result of the uncertainty surrounding the business following the Separation or for a variety of personal or other reasons beyond our control. If members of our senior management or key individuals decide to leave in the future, if we decide to make further changes to the composition of, or the roles and responsibilities of, these individuals, or if we are not successful in attracting, motivating and retaining other key employees, our business could be adversely affected.
The Separation resulted in changes to the composition of our board of directors.
In connection with the Separation, members of our board of directors were replaced with new directors who were selected by a committee consisting of certain holders of interests and creditors in iHeartMedia’s Chapter 11 proceedings. Our new board of directors does not have the same level of experience with our historical operations as our previous board. Our new board of directors may pursue business plans and growth strategies that differ from our previous business plans and growth strategies. Any new business plans or growth strategies implemented by the new board of directors, including plans to address our capital structure and reduce our leverage, if unsuccessful, may lead to material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships, and an adverse impact on operations and financial results.
Our historical financial information is not necessarily representative of the results we would have achieved as an independent public company and may not be a reliable indicator of our future results.
The historical financial information included in this Quarterly Report on Form 10-Q does not necessarily reflect the results of operations and financial position we would have achieved as an independent public company not controlled by iHeartMedia during the periods presented, or those that we will achieve in the future. Prior to the Separation, we operated as part of iHeartMedia’s broader corporate organization, and subsidiaries of iHeartMedia performed various corporate functions for us. Our historical financial information reflects allocations of corporate expenses from iHeartMedia for these and similar functions. These allocations may not reflect the costs we will incur for similar services in the future as an independent publicly-traded company.
Our historical financial information does not reflect expected changes in our organizational structure as part of the Separation, including changes in our capital structure, tax structure and new personnel needs. As part of iHeartMedia, we enjoyed certain benefits from iHeartMedia’s operating diversity, size and purchasing power and we lost these benefits after the Separation. As an independent entity, we may be unable to purchase goods or services and technologies, such as insurance and health care benefits and computer software licenses, on terms as favorable to us as those we obtained as part of iHeartMedia prior to the Separation.
Following the Separation, we are also now responsible for the additional costs associated with being an independent publicly-traded company, including costs related to corporate governance, investor and public relations and public reporting. In addition, certain costs incurred by subsidiaries of iHeartMedia, including executive oversight, accounting, treasury, tax, legal, human resources, occupancy, procurement, information technology and other shared services, have historically been allocated to us by iHeartMedia, but these allocations may not reflect the level of these costs to us as we provide these services ourselves. Therefore, our historical financial statements may not be indicative of our future performance as an independent publicly-traded company. We cannot assure you that our operating results will continue at a similar level.
In connection with the Separation, iHeartMedia agreed to indemnify us and we agreed to indemnify iHeartMedia for certain liabilities. There can be no assurance that the indemnities from iHeartMedia will be sufficient to insure us against the full amount of such liabilities.
Pursuant to agreements that we entered into with iHeartMedia in connection with the Separation, iHeartMedia agreed to indemnify us for certain liabilities, and we agreed to indemnify iHeartMedia and its subsidiaries for certain liabilities. For example, we will indemnify iHeartMedia and its subsidiaries for liabilities arising from or accruing prior to the closing date of the Separation to the extent such liabilities related our business, assets and liabilities as well as liabilities relating to a breach of the Settlement and Separation Agreement governing the terms of the Separation. However, third parties might seek to hold us responsible for liabilities that iHeartMedia agreed to retain, and there can be no assurance that iHeartMedia will be able to fully satisfy its indemnification obligations under these agreements. In addition, indemnities that we may be required to provide to iHeartMedia and its subsidiaries could be significant and could adversely affect our business.

Risks Related to Ownership of our Common Stock
The following risk factors disclosed under the caption “Risks Related to Ownership of our Common Stock” below amend, restate and replace all of the risk factors under the caption “Risks Related to Our Class A Common Stock” in Part I, Item 1A of our Annual Report:
Our stock price may be volatile or may decline regardless of our operating performance.
The market price for our common stock may be volatile. You may not be able to resell your shares at or above the price you paid for them, due to fluctuations in the market price of our common stock, which may be caused by a number of factors, many of which we cannot control, including those described under the heading “-Risks Related to our Business” and the following:

•	our limited history operating as an independent public company;

•	our quarterly or annual earnings or those of other companies in our industry;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•
changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

•	downgrades by any securities analysts who follow our common stock;

•
future sales of our common stock by our officers, directors and significant stockholders, including stockholders that were former creditors of iHeartMedia that received their common stock at the time of the Separation in connection with iHeartMedia’s Chapter 11 proceedings;

•	market conditions or trends in our industry or the economy as a whole and, in particular, in the advertising industry;

•	investors’ perceptions of our prospects;

•	announcements by us of significant contracts, acquisitions, joint ventures or capital commitments; and

•	changes in key personnel.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs, and our resources and the attention of management could be diverted from our business.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.
Future sales of our common stock in the public market, or the perception that such sales may occur, could lower our stock price, and any additional capital raised by us through the sale of our common stock, or the issuance of equity awards by us, may dilute your ownership in us.
Sales of substantial amounts of our common stock in the public market by our stockholders, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. At the time of the Separation, nearly 90% of our outstanding common stock was distributed to the former creditors of iHeartMedia in connection with iHeartMedia’s Chapter 11 proceedings, and these former creditors may not be long-term holders of our common stock. None of the shares of common stock issued to these stockholders in connection with iHeartMedia’s Chapter 11 proceedings are “restricted securities” and, except in the case of “affiliates” of the Company, may be sold freely without restriction into the market.

Any additional capital raised by us through the sale of our common stock may also dilute your ownership in us. In the future, we may also issue our common stock in connection with acquisitions or investments. We cannot predict the size of any such future issuances, but the amount of shares of our common stock issued in connection with an acquisition or investment could constitute a material portion of the then-outstanding shares of our common stock.
We currently do not pay regularly-scheduled dividends on our common stock.
In the past, we have paid certain special dividends but we do not pay regularly-scheduled dividends and are subject to restrictions on our ability to pay dividends should we seek to do so in the future. We are a holding company with no independent operations and no significant assets other than the stock of our subsidiaries. In addition, the Certificate of Designation for our Series A Preferred Stock contains, the indentures governing our senior notes and our senior subordinated notes contain, restrictions on our ability to pay dividends. We, therefore, are dependent upon the receipt of dividends or other distributions from our subsidiaries to pay dividends. In addition, our senior notes and our senior subordinated notes contain restrictions on our ability to pay dividends. If we elect not to pay dividends in the future or are prevented from doing so, the price of our common stock must appreciate in order for you to realize a gain on your investment. This appreciation may not occur.
The holders of our preferred stock have rights that are senior to the rights of a holder of our common stock and the documents governing our preferred stock include certain restrictive covenants.
As part of the Separation, we issued $45.0 million of Series A Preferred Stock to third party investors. The Series A Preferred Stock provides that, among other things, in the event of our bankruptcy, dissolution or liquidation, the holders of our Series A Preferred Stock must be satisfied before any distributions can be made to the holders of our common stock. As a result of our Series A Preferred Stock’s superior rights relative to our common stock, the right of holders of our common stock to receive distributions from us may be diluted and may be limited by these rights. Should we default or fail to pay dividends, in cash, on the Series A Preferred Stock for twelve consecutive quarters, the holders of the Series A Preferred Stock will have the right to appoint one director to our board. Additionally, the Certificate of Designation for our Series A Preferred Stock limits our ability to incur additional debt or to make certain restricted payments that could also affect the holders of our common stock.
Delaware law and certain provisions in our certificate of incorporation may prevent efforts by our stockholders to change the direction or management of our company.
Our certificate of incorporation and our by-laws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including, but not limited to, the following:

•
for the first three years following the Separation, our board of directors will be divided into three equal classes, with members of each class elected in different years for different terms, making it impossible for stockholders to change the composition of our entire board of directors in any given year;

•	action by stockholders may only be taken at an annual or special meeting duly called by or at the direction of a majority of our board of directors;

•	advance notice for all stockholder proposals is required;

•
except as otherwise provided by a certificate of designations, any director or the entire board of directors may be removed from office as provided by Section 141(k) of the Delaware General Corporation Law (the “DGCL”); and

•
except as required by law, for the first three years following the Separation, any amendment, alteration, rescission or repeal of our certificate of incorporation requires the affirmative vote of at least 66 2/3% of the total voting power of all outstanding shares of capital stock entitled to vote thereon, voting together as a single class.

These and other provisions in our certificate of incorporation, bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our board of directors, including actions to delay or impede a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for you to realize value in a corporate transaction.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware, subject to certain exceptions, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware, subject to certain exceptions, is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws or (iv) any other action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.
Other than the items set forth above, there have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our purchases of shares of our Class A common stock made during the quarter ended June 30, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	—		—	$—
May 1 through May 31	55,835	5.18	—	—
June 1 through June 30	440,087	4.85	—	—
Total	495,922	$4.89	—	$—

(1)
The shares indicated consist of shares of our common stock tendered by employees to us during the three months ended June 30, 2019 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1
Amended Certificate of Incorporation of Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on May 2, 2019).

3.2	Amended and Restated Bylaws of Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on May 2, 2019).
4.1	Certificate of Designation of Series A Perpetual Preferred Stock (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on May 2, 2019).
4.2
Supplemental Indenture, dated as of May 1, 2019, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Series A Senior Notes) (incorporated by reference to Exhibit 4.2 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on May 2, 2019).

4.3
Supplemental Indenture, dated as of May 1, 2019, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (Series B Senior Notes) (incorporated by reference to Exhibit 4.3 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on May 2, 2019).

10.1
Transition Services Agreement, dated as of May 1, 2019, by and among iHeartMedia, Inc., iHeartMedia Management Services, Inc., iHeartCommunications, Inc. and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on May 2, 2019).

10.2
Tax Matters Agreement, dated as of May 1, 2019, by and among iHeartMedia, Inc., iHeartCommunications, Inc., iHeart Operations, Inc., Clear Channel Holdings, Inc., Clear Channel Outdoor Holdings, Inc., and Clear Channel Outdoor, LLC (incorporated by reference to Exhibit 10.2 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on May 2, 2019).

10.3
Revolving Loan Agreement, dated as of May 1, 2019, by and among iHeartCommunications, Inc., Clear Channel Outdoor, LLC and Clear Channel International Ltd. (incorporated by reference to Exhibit 10.3 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on May 2, 2019).

10.4
Series A Investor Rights Agreement, dated as of May 1, 2019, by and among Clear Channel Outdoor Holdings, Inc., Clear Channel Worldwide Holdings, Inc. and the purchaser listed therein (incorporated by reference to Exhibit 10.4 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on May 2, 2019).

10.5
First Amendment to Employment Agreement, dated as of March 26, 2019, between Clear Channel Outdoor Holdings, Inc. and Scott Wells (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on April 5, 2019).

10.6
Employment Agreement, dated as of May 1, 2019, by and between Clear Channel Outdoor Holdings, Inc. and Brian D. Coleman (incorporated by reference to Exhibit 10.5 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on May 2, 2019).

10.7
Employment Agreement, dated as of May 1, 2019, by and between Clear Channel Outdoor Holdings, Inc. and Jason A. Dilger (incorporated by reference to Exhibit 10.6 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on May 2, 2019).

10.8
First Amendment to Employment Agreement, dated as of May 1, 2019, by and between Clear Channel Outdoor Holdings, Inc. and Lynn A. Feldman (incorporated by reference to Exhibit 10.7 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on May 2, 2019).

10.9
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to Clear Channel Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-228986) filed with the Securities and Exchange Commission on March 29, 2019).

10.10
Stock Option Agreement under the Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan, by and between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on June 7, 2019).

10.11
Restricted Stock Unit Award Agreement under the Clear Channel Outdoor Holdings, Inc. Amended and Restated 2012 Amended and Restated Stock Incentive Plan, by and between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on June 7, 2019).

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

August 1, 2019	/s/ JASON A. DILGER
Jason A. Dilger
Chief Accounting Officer