Form 10-Q
period 2019-09-30
Clear Channel Outdoor Holdings, Inc.
filed 2019-11-06
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2019
- - - - - - - - - - - - - - - - - - - - - - - - - -	- - - - - - - - - - - - - - - - - - - - - - - - - -
Common Stock, $0.01 par value per share	466,075,586

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2019	December 31, 2018
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$341,808	$182,456
Accounts receivable, net of allowance of $24,190 as of September 30, 2019 and $24,224 as of December 31, 2018	662,197	706,309
Prepaid expenses	62,019	95,734
Other current assets	28,854	31,301
Total Current Assets	1,094,878	1,015,800
PROPERTY, PLANT AND EQUIPMENT
Structures, net	932,990	1,053,016
Other property, plant and equipment, net	251,822	235,922
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived permits	965,863	971,163
Other intangible assets, net	323,151	252,862
Goodwill	697,584	706,003
OTHER ASSETS
Operating lease right-of-use assets	1,886,284	—
Due from iHeartCommunications, net of allowance of $855,648 as of December 31, 2018	—	154,758
Other assets	114,570	132,504
Total Assets	$6,267,142	$4,522,028
CURRENT LIABILITIES
Accounts payable	$103,027	$113,714
Accrued expenses	478,194	528,482
Current operating lease liabilities	363,214	—
Deferred revenue	111,102	85,052
Accrued interest	29,713	2,341
Current portion of long-term debt	20,265	227
Total Current Liabilities	1,105,515	729,816
NON-CURRENT LIABILITIES
Long-term debt	5,066,832	5,277,108
Mandatorily-redeemable preferred stock	44,897	—
Non-current operating lease liabilities	1,572,165	—
Deferred income taxes	408,196	335,015
Due to iHeartCommunications	—	21,591
Other long-term liabilities	169,758	260,150
Total Liabilities	8,367,363	6,623,680

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ DEFICIT
Noncontrolling interest	145,026	160,362
Class A common stock, par value $0.01 per share: 750,000,000 shares authorized and 51,559,633 shares issued as of December 31, 2018	—	516
Class B common stock, par value $0.01 per share: 600,000,000 shares authorized and 315,000,000 shares issued and outstanding as of December 31, 2018	—	3,150
Common stock, par value $0.01 per share: 2,350,000,000 shares authorized and 466,529,876 shares issued as of September 30, 2019	4,665	—
Additional paid-in capital	3,473,452	3,086,307
Accumulated deficit	(5,376,711)	(5,000,920)
Accumulated other comprehensive loss	(344,169)	(344,489)
Treasury stock (458,026 shares held as of September 30, 2019; 1,108,538 shares held as of December 31, 2018)	(2,484)	(6,578)
Total Stockholders' Deficit	(2,100,221)	(2,101,652)
Total Liabilities and Stockholders' Deficit	$6,267,142	$4,522,028

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$653,447	$663,739	$1,938,578	$1,974,117
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	358,156	361,681	1,069,012	1,095,906
Selling, general and administrative expenses (excludes depreciation and amortization)	129,162	128,797	386,849	381,494
Corporate expenses (excludes depreciation and amortization)	37,535	37,729	105,056	111,092
Depreciation and amortization	76,226	77,405	231,476	244,232
Impairment charges	5,300	7,772	5,300	7,772
Other operating income (expense), net	620	825	(1,632)	1,700
Operating income	47,688	51,180	139,253	135,321
Interest expense, net	106,776	96,795	329,610	290,836
Loss on extinguishment of debt	(96,271)	—	(101,745)	—
Loss on Due from iHeartCommunications	—	—	(5,778)	—
Other expense, net	(26,874)	(5,885)	(36,642)	(21,646)
Loss before income taxes	(182,233)	(51,500)	(334,522)	(177,161)
Income tax expense	(30,136)	(6,896)	(58,806)	(57,016)
Consolidated net loss	(212,369)	(58,396)	(393,328)	(234,177)
Less amount attributable to noncontrolling interest	2,929	6,692	(2,924)	9,716
Net loss attributable to the Company	$(215,298)	$(65,088)	$(390,404)	$(243,893)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	$(10,181)	$(7,089)	$(7,460)	$(18,927)
Other adjustments to comprehensive loss	208	—	2,800	—
Reclassification adjustments	—	1,425	—	1,425
Other comprehensive loss	(9,973)	(5,664)	(4,660)	(17,502)
Comprehensive loss	(225,271)	(70,752)	(395,064)	(261,395)
Less amount attributable to noncontrolling interest	(5,543)	(5,161)	(4,980)	(7,844)
Comprehensive loss attributable to the Company	$(219,728)	$(65,591)	$(390,084)	$(253,551)

Net loss attributable to the Company per share of common stock:
Basic	$(0.46)	$(0.18)	$(0.99)	$(0.67)
Weighted average common shares outstanding – Basic	463,049	361,815	396,202	361,680
Diluted	$(0.46)	$(0.18)	$(0.99)	$(0.67)
Weighted average common shares outstanding – Diluted	463,049	361,815	396,202	361,680

Dividends declared per share of common stock	$—	$—	$—	$0.08

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

(In thousands, except share data)
	Three Months Ended September 30, 2019
	Pre-Separation		Post-Separation	Non-controlling Interest	Controlling Interest					Total
	Class A Common Shares Issued	Class B Common Shares Issued	Common Shares Issued		Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at June 30, 2019	—	—	366,415,951	$145,563	$3,664	$3,139,424	$(5,161,413)	$(339,739)	$(2,424)	$(2,214,925)
Net income (loss)				2,929	—	—	(215,298)	—	—	(212,369)
Exercise of stock options and release of stock awards			113,925	—	1	102	—	—	(60)	43
Share-based compensation				386	—	1,635	—	—	—	2,021
Payments from noncontrolling interests				3,363	—	—	—	—	—	3,363
Issuance of common stock			100,000,000	—	1,000	332,291	—	—	—	333,291
Other comprehensive loss				(5,543)	—	—	—	(4,430)	—	(9,973)
Other				(1,672)	—	—	—	—	—	(1,672)
Balances at September 30, 2019	—	—	466,529,876	$145,026	$4,665	$3,473,452	$(5,376,711)	$(344,169)	$(2,484)	$(2,100,221)

(In thousands, except share data)
	Nine Months Ended September 30, 2019
	Pre-Separation		Post-Separation	Non-controlling Interest	Controlling Interest					Total
	Class A Common Shares Issued	Class B Common Shares Issued	Common Shares Issued		Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at December 31, 2018	51,559,633	315,000,000	—	$160,362	$3,666	$3,086,307	$(5,000,920)	$(344,489)	$(6,578)	$(2,101,652)
Adoption of ASC 842, Leases				—	—	—	14,613	—	—	14,613
Net loss				(2,924)	—	—	(390,404)	—	—	(393,328)
Exercise of stock options and release of stock awards	187,120		911,265	—	10	397	—	—	(2,492)	(2,085)
Share-based compensation				425	—	11,991	—	—	—	12,416
Payments to noncontrolling interests				(6,185)	—	—	—	—	—	(6,185)
Recapitalization of equity	(51,746,753)	(315,000,000)	365,618,611	—	(11)	(6,575)	—	—	6,586	—
Capital contributions				—	—	114,967	—	—	—	114,967
Distributions				—	—	(65,936)	—	—	—	(65,936)
Issuance of common stock			100,000,000	—	1,000	332,291	—	—	—	333,291
Other comprehensive income (loss)				(4,980)	—	—	—	320	—	(4,660)
Other				(1,672)	—	10	—	—	—	(1,662)
Balances at September 30, 2019	—	—	466,529,876	$145,026	$4,665	$3,473,452	$(5,376,711)	$(344,169)	$(2,484)	$(2,100,221)
See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

(In thousands, except share data)
	Three Months Ended September 30, 2018
	Pre-Separation		Non-controlling Interest	Controlling Interest					Total
	Class A Common Shares Issued	Class B Common Shares Issued		Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at June 30, 2018	50,130,050	315,000,000	$151,956	$3,651	$3,081,242	$(4,961,485)	$(347,814)	$(6,502)	$(2,078,952)
Net income (loss)			6,692	—	—	(65,088)	—	—	(58,396)
Exercise of stock options and release of stock awards	1,386,249		—	—	15	—	—	(24)	(9)
Share-based compensation			(128)	—	3,260	—	—	—	3,132
Payments to noncontrolling interests			(124)	—	—	—	—	—	(124)
Other comprehensive loss			(5,161)	—	—	—	(503)	—	(5,664)
Other			—	—	1	—	—	—	1
Balances at September 30, 2018	51,516,299	315,000,000	$153,235	$3,651	$3,084,518	$(5,026,573)	$(348,317)	$(6,526)	$(2,140,012)

(In thousands, except share data)
	Nine Months Ended September 30, 2018
	Pre-Separation		Non-controlling Interest	Controlling Interest					Total
	Class A Common Shares Issued	Class B Common Shares Issued		Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at December 31, 2017	49,955,300	315,000,000	$157,040	$3,650	$3,108,148	$(4,781,245)	$(340,094)	$(5,793)	$(1,858,294)
Net income (loss)			9,716	—	—	(243,893)	—	—	(234,177)
Exercise of stock options and release of stock awards	1,560,999		—	1	21	—	—	(733)	(711)
Share-based compensation			471	—	6,286	—	—	—	6,757
Payments to noncontrolling interests			(6,148)	—	—	—	—	—	(6,148)
Dividends declared and paid ($0.0824/share)			—	—	(29,995)	—	—	—	(29,995)
Other comprehensive loss			(7,844)	—	—	—	(9,658)	—	(17,502)
Other			—	—	58	(1,435)	1,435	—	58
Balances at September 30, 2018	51,516,299	315,000,000	$153,235	$3,651	$3,084,518	$(5,026,573)	$(348,317)	$(6,526)	$(2,140,012)
See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Consolidated net loss	$(393,328)	$(234,177)
Reconciling items:
Depreciation and amortization	231,476	244,232
Impairment charges	5,300	7,772
Deferred taxes	11,367	40,889
Provision for doubtful accounts	4,769	5,108
Amortization of deferred financing charges and note discounts, net	7,818	8,000
Share-based compensation	12,416	6,757
Loss on extinguishment of debt	101,745	—
Loss on Due from iHeartCommunications	5,778	—
Foreign exchange transaction loss	28,969	21,379
Other reconciling items, net	(3,653)	(4,688)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	22,413	(15,293)
Increase in prepaid expenses and other current assets	(33,153)	(19,606)
Increase (decrease) in accounts payable	(6,977)	13,627
Increase in accrued expenses	15,289	11,711
Increase in accrued interest	28,472	10,032
Increase in deferred revenue	28,491	29,122
Changes in other operating assets and liabilities	2,136	(4,438)
Net cash provided by operating activities	$69,328	$120,427
Cash flows from investing activities:
Purchases of property, plant and equipment	(136,864)	(110,121)
Purchases of concession rights	(2,798)	—
Proceeds from disposal of assets	3,651	6,563
Other investing activities	1,698	(1,772)
Net cash used for investing activities	$(134,313)	$(105,330)
Cash flows from financing activities:
Proceeds from long-term debt	5,475,197	—
Payments on long-term debt	(5,710,960)	(482)
Debt issuance costs	(64,051)	(1,556)
Proceeds from issuance of mandatorily-redeemable preferred stock	43,798	—
Net transfers from iHeartCommunications	43,399	58,726
Proceeds from settlement of Due from iHeartCommunications	115,798	—
Proceeds from issuance of common stock	333,291	—
Payments to noncontrolling interests	(6,185)	(6,144)
Dividends paid	(738)	(30,660)
Other financing activities	(3,757)	(709)
Net cash provided by financing activities	$225,792	$19,175
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,209)	(7,951)
Net increase in cash, cash equivalents and restricted cash	155,598	26,321
Cash, cash equivalents and restricted cash at beginning of period	202,869	188,310
Cash, cash equivalents and restricted cash at end of period	$358,467	$214,631
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and dividends on mandatorily-redeemable preferred stock	$294,927	$272,378
Cash paid for income taxes, net of refunds	$24,606	$23,390
See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION
Merger and Separation
On May 1, 2019, in conjunction with the emergence of iHeartMedia, Inc. ("iHeartMedia") from bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code and pursuant to iHeartMedia's modified fifth amended Plan of Reorganization (the "iHeartMedia Plan of Reorganization"), Clear Channel Holdings, Inc. ("CCH"), Clear Channel Outdoor Holdings, Inc. ("CCOH") and its subsidiaries (collectively, the "Outdoor Group") were separated from, and ceased to be controlled by, iHeartCommunications, Inc. ("iHeartCommunications"), a subsidiary of iHeartMedia (collectively, with its subsidiaries, the "iHeart Group"), through a series of transactions (the "Separation"). Additionally, pursuant to the Settlement and Separation Agreement (the "Separation Agreement") entered into with iHeartMedia and iHeartCommunications, the intercompany agreements with iHeartCommunications were terminated. Refer to Note 7 for additional details.
As part of the Separation, CCOH merged with and into its parent company, CCH (the “Merger”), with CCH surviving the Merger, becoming the successor to CCOH and changing its name to Clear Channel Outdoor Holdings, Inc. Refer to Note 7 for details on how the Merger was effected. All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.
Preparation of Interim Financial Statements
The accompanying consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods may not be indicative of results for the full year. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2018 Annual Report on Form 10-K and Amendment No. 1 to Current Report on Form 8-K, filed on May 7, 2019.
Prior to the Separation, the historical financial statements of the Company consisted of the carve-out financial statements of the businesses of the Outdoor Group (the "Outdoor Business"). The carve-out financial statements exclude the portion of the radio businesses previously owned by CCH, which had historically been reported as part of iHeartMedia’s iHM segment prior to the Separation, and amounts attributable to CCH, which was a holding company prior to the Separation with no independent assets or operations. Upon the Separation and the transactions related thereto (the “Transactions”) on May 1, 2019, the Company’s only assets, liabilities and operations were those of the Outdoor Business.
The consolidated financial statements include the accounts of the Company and its subsidiaries and, prior to the Separation, give effect to allocations of expenses from iHeartMedia to the Company. These allocations, which ceased at the time of Separation, were made on a specifically identifiable basis or using relative percentages of headcount or other methods management considered to be a reasonable reflection of the utilization of services provided. Also included in the consolidated financial statements are entities for which the Company has a controlling financial interest or is the primary beneficiary. Investments in companies in which the Company owns 20% to 50% of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method. All significant intercompany transactions are eliminated in the consolidation process.
Certain prior period amounts have been reclassified to conform to the 2019 presentation.

New Accounting Pronouncements Recently Adopted
Leases
The Company adopted Accounting Standards Update ("ASU") 2016-02, Leases, which created Accounting Standards Codification ("ASC") Topic 842, and all subsequent ASUs relating to this Topic (collectively, "ASC Topic 842") as of January 1, 2019. This new lease accounting standard, which supersedes previous lease accounting guidance under U.S. GAAP (ASC Topic 840), results in significant changes to the balance sheets of lessees, most significantly by requiring the recognition of a right-of-use ("ROU") asset and lease liability by lessees for those leases classified as operating leases. Lessor accounting is also updated to align with certain changes in the lessee model and the revenue recognition standard (ASC Topic 606), which was adopted in 2018.
The Company applied the transition provisions of this standard at January 1, 2019 following the optional transition method provided by ASU 2018-11; consequently, the consolidated financial statements and notes to the consolidated financial statements for periods before the date of adoption continue to be presented in accordance with ASC Topic 840. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to not reassess whether expired or existing contracts are or contain leases and to carry forward the historical lease classification for those leases that commenced prior to the date of adoption.
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
Adoption of this new standard had a material impact on our consolidated balance sheets, but it did not have a material impact on our other consolidated financial statements. Additionally, the standard requires disclosures to meet the objective of enabling users of the financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Refer to Note 2, Revenue, and Note 3, Leases, for more information.
Intangible Assets and Goodwill
During the first quarter of 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities shall record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value (limited to the total amount of goodwill allocated to the reporting unit). The standard is mandatory for annual and interim impairment tests performed for periods beginning after December 15, 2019; however, the Company early adopted the guidance under ASU 2017-04 beginning on January 1, 2019 on a prospective basis. Although the implementation of ASU 2017-04 resulted in a change to our accounting policy around the calculation of goodwill impairment, it did not have a material impact on our consolidated financial statements. Refer to Note 4 for more information about our annual goodwill impairment test, which is performed as of July 1 of each year.
During the third quarter of 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This update requires that a customer in a cloud computing arrangement that is a service contract follow the internal-use software guidance in ASC Subtopic 350-40 to determine which implementation costs to capitalize as assets. The standard is effective for fiscal years beginning after December 15, 2019; however, the Company early adopted the guidance under ASU 2018-15 beginning on January 1, 2019 on a prospective basis. The implementation of ASU 2018-15 did not have a material impact on our consolidated financial statements and related disclosures.
New Accounting Pronouncements Not Yet Adopted
Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires a reporting entity to estimate credit losses on certain types of financial instruments and present assets held at amortized cost and available-for-sale debt securities at the amount expected to be collected. The new guidance is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

NOTE 2 – REVENUE
The Company generates revenue primarily from the sale of advertising space on printed and digital out-of-home advertising displays. These contracts typically cover periods of a few weeks to one year, although there are some with longer terms. Revenue contracts in our Americas outdoor advertising segment ("Americas") are generally cancelable after a specified notice period, and revenue contracts in our International outdoor advertising segment ("International") are generally non-cancelable or require the customer to pay a fee to terminate the contract. Certain of these revenue transactions are considered leases for accounting purposes as the contracts convey to customers the right to control the use of the Company’s advertising displays for a period of time. To qualify as a lease, fulfillment of the contract must be dependent upon the use of a specified advertising structure, the customer must have almost exclusive use of the advertising display throughout the contract term, and, upon adoption of the new leases standard (ASC Topic 842) on January 1, 2019, the customer must also have the right to change the advertisement that is displayed throughout the contract term.
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
In accordance with the Company's election of transition practical expedients under ASC Topic 842, as described in Note 1, revenue contracts with campaign start dates prior to January 1, 2019 were not reassessed to determine whether they qualify as a lease under the requirements of the new leasing standard. Instead, they continue to be accounted for as revenue from contracts with customers or revenue from leases based on the requirements of the previous standard (ASC Topic 840), and the new requirements have been applied to revenue contracts with campaign start dates on or after January 1, 2019. Because the definition of a lease is more restrictive under the new standard, fewer of our new revenue contracts meet the definition of a lease for accounting purposes, resulting in an increase in the percentage of revenue that is categorized as revenue from contracts with customers as compared to the prior year.

Disaggregation of Revenue
The following table shows, by segment, revenue from contracts with customers disaggregated by geographical region, revenue from leases and total revenue for the three and nine months ended September 30, 2019 and 2018:

(In thousands)	Americas	International	Consolidated
Three Months Ended September 30, 2019
Revenue from contracts with customers:
United States	$177,866	$—	$177,866
Other Americas	976	16,498	17,474
Europe	—	213,324	213,324
Asia-Pacific	—	55,968	55,968
Total	178,842	285,790	464,632
Revenue from leases	149,408	39,407	188,815
Revenue, total	$328,250	$325,197	$653,447

Three Months Ended September 30, 2018
Revenue from contracts with customers:
United States	$116,503	$—	$116,503
Other Americas	671	11,241	11,912
Europe	—	191,118	191,118
Asia-Pacific	—	3,020	3,020
Total	117,174	205,379	322,553
Revenue from leases	186,247	154,939	341,186
Revenue, total	$303,421	$360,318	$663,739

Nine Months Ended September 30, 2019
Revenue from contracts with customers:
United States	$490,797	$—	$490,797
Other Americas	2,898	47,554	50,452
Europe	—	666,635	666,635
Asia-Pacific	—	169,185	169,185
Total	493,695	883,374	1,377,069
Revenue from leases	434,419	127,090	561,509
Revenue, total	$928,114	$1,010,464	$1,938,578

Nine Months Ended September 30, 2018
Revenue from contracts with customers:
United States	$328,138	$—	$328,138
Other Americas	1,955	36,723	38,678
Europe	—	604,911	604,911
Asia-Pacific	—	8,645	8,645
Total	330,093	650,279	980,372
Revenue from leases	529,097	464,648	993,745
Revenue, total	$859,190	$1,114,927	$1,974,117
The Company’s advertising structures, which may be owned or leased, are used to generate revenue, and such revenue may be classified as revenue from contracts with customers or revenue from leases depending on the terms of the contract, as previously described.

Revenue from Contracts with Customers
The following tables show the Company’s beginning and ending accounts receivable and deferred revenue balances from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Accounts receivable, net of allowance, from contracts with customers:
Beginning balance	$509,129	$322,084	$367,918	$346,323
Ending balance	$519,958	$308,002	$519,958	$308,002

Deferred revenue from contracts with customers:
Beginning balance	$55,164	$45,509	$39,916	$28,804
Ending balance	$65,784	$39,953	$65,784	$39,953
During the three months ended September 30, 2019 and 2018, respectively, the Company recognized $40.0 million and $34.6 million of revenue that was included in the deferred revenue from contracts with customers balance at the beginning of the quarter. During the nine months ended September 30, 2019 and 2018, respectively, the Company recognized $36.0 million and $25.9 million of revenue that was included in the deferred revenue from contracts with customers balance at the beginning of the year.
As previously described, the Company’s contracts with customers generally have terms of one year or less; however, as of September 30, 2019, the Company expects to recognize $109.8 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration greater than one year, with the majority of this amount to be recognized over the next five years.

Revenue from Leases
As of September 30, 2019, future lease payments to be received by the Company are as follows:

(In thousands)
2019	$222,798
2020	126,427
2021	22,920
2022	11,726
2023	3,118
Thereafter	4,954
Total	$391,943
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – LEASES
The Company enters into contracts to use land, buildings and office space, structures, and other equipment such as automobiles and copiers. Such arrangements are evaluated at inception to determine whether they contain a lease. The majority of the Company's leases are operating leases, including land lease contracts and lease contracts for the use of space on floors, walls and exterior locations on buildings. The majority of the Company's transit contracts do not meet the definition of a lease under ASC Topic 842 due to substantive substitution rights within those contracts; however, in accordance with the transition approach that the Company elected to adopt ASC Topic 842, as described in Note 1, contracts that were historically determined to be leases under ASC Topic 840, including certain international transit contracts, are included in the Company’s balance sheet as of January 1, 2019.
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
The implicit rate within the Company's lease agreements is generally not determinable. As such, the Company uses the incremental borrowing rate ("IBR") to determine the present value of lease payments at the commencement of the lease. The IBR, as defined in ASC Topic 842, is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.
The following table provides the components of lease expense included within the Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2019:

(In thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease expense	$129,912	$396,668
Variable lease expense	31,805	102,327
The following table provides the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases as of September 30, 2019:

September 30, 2019
Operating lease weighted-average remaining lease term (in years)	10.3
Operating lease weighted-average discount rate	7.15%

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2019, the Company’s future maturities of operating lease liabilities were as follows:

(In thousands)
2019	$139,780
2020	435,804
2021	367,670
2022	290,070
2023	234,041
Thereafter	1,419,378
Total lease payments	$2,886,743
Less: Effect of discounting	951,364
Total operating lease liability	$1,935,379
The following table provides supplemental cash flow information related to leases:

(In thousands)	Nine Months Ended September 30, 2019
Cash paid for amounts included in measurement of operating lease liabilities	$419,294
Lease liabilities arising from obtaining right-of-use assets[1]	$2,253,622

[1]	Includes transition liabilities upon adoption of ASC Topic 842, as well as new leases entered into during the nine months ended September 30, 2019.
NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Property, Plant and Equipment

The Company’s property, plant and equipment consisted of the following classes of assets as of September 30, 2019 and December 31, 2018, respectively:

(In thousands)	September 30, 2019	December 31, 2018

Land, buildings and improvements	$148,224	$145,403
Structures	2,760,234	2,835,411
Furniture and other equipment	213,642	202,155
Construction in progress	88,312	73,030
	3,210,412	3,255,999
Less: Accumulated depreciation	2,025,600	1,967,061
Property, plant and equipment, net	$1,184,812	$1,288,938

Intangible Assets
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets as of September 30, 2019 and December 31, 2018, respectively:

(In thousands)	September 30, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived permits	$965,863	$—	$971,163	$—
Transit, street furniture and other outdoor contractual rights	517,010	(438,311)	528,185	(440,228)
Permanent easements	163,341	—	163,317	—
Trademarks(1)	83,569	(3,815)	409	(338)
Other	5,381	(4,024)	5,510	(3,993)
Total intangible assets	$1,735,164	$(446,150)	$1,668,584	$(444,559)

(1)
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

The Company performs its annual impairment test for indefinite-lived intangible assets as of July 1 of each year, as described in the Company’s 2018 Annual Report on Form 10-K. As a result of this impairment test, the Company recognized impairment charges of $5.3 million and $7.8 million during the third quarter of 2019 and 2018, respectively, related to permits in one market in its Americas segment.
Total amortization expense related to definite-lived intangible assets for the three months ended September 30, 2019 and 2018 was $6.5 million and $5.0 million, respectively. Total amortization expense related to definite-lived intangible assets for the nine months ended September 30, 2019 and 2018 was $15.3 million in each of the respective periods.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets; however, in the event that acquisitions and dispositions occur in the future, amortization expense may vary.

(In thousands)
2020	$21,179
2021	$20,829
2022	$19,077
2023	$14,688
2024	$14,590
Goodwill
The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	Americas	International	Consolidated
Balance as of December 31, 2018	$507,819	$198,184	$706,003
Foreign currency	—	(8,419)	(8,419)
Balance as of September 30, 2019	$507,819	$189,765	$697,584
The Company performs its annual impairment test for goodwill as of July 1 of each year. Due to the Company's adoption of ASU 2017-04 on January 1, 2019, as described in Note 1, the goodwill impairment test is no longer a two-step process. Rather, the carrying amount of each reporting unit, including goodwill, is compared to the fair value of the reporting unit, and any excess, limited to the total amount of goodwill allocated to the reporting unit, is recorded as a goodwill impairment charge. There have been no other changes to the methods the Company uses to test goodwill for impairment as described in the Company’s 2018 Annual Report on Form 10-K. The Company concluded no goodwill impairment was required during the three and nine months ended September 30, 2019 or during the three and nine months ended September 30, 2018.

NOTE 5 – LONG-TERM DEBT
Long-term debt outstanding as of September 30, 2019 and December 31, 2018 consisted of the following:

(In thousands)	September 30, 2019	December 31, 2018

Term Loan Facility(1),(2)	$2,000,000	$—
Revolving Credit Facility(3)	—	—
Receivables-Based Credit Facility(3)	—	—
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes Due 2027(1)	1,250,000	—
Clear Channel Worldwide Holdings 9.25% Senior Notes Due 2024(4)	1,901,525	—
Clear Channel Worldwide Holdings 6.5% Senior Notes Due 2022(1)	—	2,725,000
Clear Channel Worldwide Holdings 7.625% Senior Subordinated Notes Due 2020(4)	—	2,200,000
Clear Channel International B.V. 8.75% Senior Notes Due 2020(1)	—	375,000
Other debt(5)	3,940	3,882
Original issue discount	(9,868)	(739)
Long-term debt fees	(58,500)	(25,808)
Total debt	$5,087,097	$5,277,335
Less: Current portion(2)	20,265	227
Total long-term debt	$5,066,832	$5,277,108

(1)
In August 2019, the Company refinanced all of Clear Channel Worldwide Holdings, Inc.'s ("CCWH") outstanding 6.5% Series A Senior Notes due 2022 (the "Series A CCWH Senior Notes") and 6.5% Series B Senior Notes due 2022 (the "Series B CCWH Senior Notes" and together with the Series A CCWH Senior Notes, the "CCWH Senior Notes") and all of Clear Channel International B.V.'s outstanding 8.75% Senior Notes due 2020 (the "CCIBV Senior Notes") with the proceeds of $1,250.0 million aggregate principal amount of new 5.125% Senior Secured Notes due 2027 (the "New CCOH Senior Secured Notes") and a new $2,000.0 million Term B Facility (the "New Term Loan Facility").

(2)
The term loans under the New Term Loan Facility amortize in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of such term loans, with the first quarterly payment due on December 31, 2019 and the balance being payable on August 23, 2026. As of September 30, 2019, the Company expects future maturities of long-term debt to be $5.1 million in the fourth quarter of 2019, $20.3 million in 2020, $20.3 million in 2021, $20.4 million in 2022 and $20.4 million in 2023, with the remainder due thereafter.

(3)
In connection with the refinancing in August 2019 described in footnote (1) above, the Company entered into a $175.0 million revolving credit facility (the "New Revolving Credit Facility") and terminated its existing receivables-based facility and entered into a new $125.0 million receivables-based credit facility (the "New Receivables-Based Credit Facility"). As of September 30, 2019, the New Revolving Credit Facility, which has a borrowing limit of $175.0 million, was undrawn. The New Receivables-Based Credit Facility had a borrowing base greater than its borrowing limit of $125.0 million and $62.3 million of letters of credit outstanding, resulting in $62.7 million of excess availability. Access to availability under these credit facilities is limited by the covenants relating to incurrence of secured indebtedness in the New CCWH Senior Notes Indenture. Additionally, as of September 30, 2019, iHeartCommunications had outstanding commercial standby letters of credit of $0.9 million held on behalf of the Company.

(4)
In February 2019, the Company refinanced all of CCWH's outstanding 7.625% Series A Senior Subordinated Notes due 2020 (the “Series A CCWH Subordinated Notes”) and 7.625% Series B Senior Subordinated Notes due 2020 (the “Series B CCWH Subordinated Notes” and together with the Series A CCWH Subordinated Notes, the "CCWH Subordinated Notes") with the proceeds of the issuance of $2,235.0 million aggregate principal amount of CCWH's new 9.25% Senior Notes due 2024 (which were senior subordinated notes at the time of issuance in February 2019 but ceased to be subordinated on August 23, 2019 upon the closing of the refinancing transactions described in footnote (1) above) (the “New CCWH Senior Notes”). In August 2019, the Company redeemed approximately $333.5 million aggregate principal amount of the New CCWH Senior Notes using the net proceeds of a public offering of common stock.

(5)
On May 1, 2019, in accordance with the Separation Agreement, Clear Channel Outdoor, LLC ("CCO") and Clear Channel International, Ltd., subsidiaries of the Company, entered into a three-year unsecured $200.0 million revolving credit facility with iHeartCommunications (the "iHeartCommunications Line of Credit"); however, on July 30, 2019, the Company terminated the iHeartCommunications Line of Credit in connection with the consummation of a public offering of common stock. No borrowings were outstanding thereunder, and there were no early termination penalties payable in connection with the termination of the iHeartCommunications Line of Credit.

As a result of the debt refinancing transactions and redemptions described in the footnotes to the above table, the Company recognized debt extinguishment losses of $96.3 million and $101.7 million during the three and nine months ended September 30, 2019.

The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.4 billion and $5.2 billion as of September 30, 2019 and December 31, 2018, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 1.
9.25% Senior Notes Due 2024
On February 12, 2019, CCWH completed the sale of $2,235.0 million in aggregate principal amount of New CCWH Senior Notes. The New CCWH Senior Notes were issued pursuant to an indenture, dated as of February 12, 2019 (the “New CCWH Senior Notes Indenture”), among CCWH, the Company, CCO and the other guarantors party thereto, and U.S. Bank National Association, as trustee, paying agent, registrar and transfer agent. The New CCWH Senior Notes mature on February 15, 2024 and bear interest at a rate of 9.25% per annum. Prior to the Separation, interest was payable weekly in arrears; however, following the Separation, interest is payable to the holders of the New CCWH Senior Notes semi-annually on February 15 and August 15 of each year.
Guarantees and Ranking
Upon issuance, the New CCWH Senior Notes and the guarantees thereof were unsecured senior subordinated obligations of CCWH and the guarantors. On August 23, 2019, following the refinancing of the CCWH Senior Notes with the New CCOH Senior Secured Notes and New Term Loan Facility, the New CCWH Senior Notes ceased to be subordinated indebtedness and became senior obligations of CCWH, the Company and the other guarantors thereto in accordance with the terms of the indenture governing the New CCWH Senior Notes and, beginning on that date and at all times thereafter, rank pari passu in right of payment with the New CCOH Senior Secured Notes, the New Term Loan Facility and New Revolving Credit Facility (together, the "New Senior Secured Credit Facilities") and the New Receivables-Based Credit Facility. On the same date, certain subsidiaries of the Company which are acting as guarantors for the New CCOH Senior Secured Notes, the New Senior Secured Credit Facilities and the New Receivables-Based Credit Facility, but which were not previously guarantors of the New CCWH Senior Notes, entered into a supplemental indenture to the New CCWH Senior Notes Indenture to become guarantors thereunder.
Registration Rights
Pursuant to the Registration Rights Agreement, dated February 12, 2019, CCWH, the Company and the guarantors are required to use their commercially reasonable efforts to file with the Securities and Exchange Commission no later than April 30, 2020 a registration statement to register the New CCWH Senior Notes and the guarantees thereof and to cause the registration statement to become effective no later than June 9, 2020. CCWH, the Company and the guarantors have not yet filed the registration statement but expect to comply with the deadlines set forth in the Registration Rights Agreement.
Redemptions
CCWH may redeem the New CCWH Senior Notes at its option, in whole or part, at any time prior to February 15, 2021, at a price equal to 100% of the principal amount of the New CCWH Senior Notes redeemed, plus a make-whole premium, plus accrued and unpaid interest to the redemption date. CCWH may redeem the New CCWH Senior Notes, in whole or in part, on or after February 15, 2021, at the redemption prices set forth in the New CCWH Senior Notes Indenture plus accrued and unpaid interest to the redemption date. At any time prior to February 15, 2021, CCWH may elect to redeem up to 40% of the aggregate principal amount of the New CCWH Senior Notes at a redemption price equal to 109.25% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings. In addition, CCWH may redeem up to 20% of the aggregate principal amount of the New CCWH Senior Notes at any time prior to February 15, 2021, using the net proceeds from certain other equity offerings at 103% of the principal amount of the New CCWH Senior Notes. CCWH is permitted to use these two redemption options concurrently but is not permitted to redeem, in the aggregate, more than 40% of the principal amount of the New CCWH Senior Notes pursuant to these options.
Certain Covenants
The New CCWH Senior Notes Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur or guarantee additional debt or issue certain preferred stock; (ii) redeem, purchase or retire subordinated debt; (iii) make certain investments; (iv) create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries that are not Guarantors; (v) enter into certain transactions with affiliates; (vi) merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of the Company’s assets; (vii) sell certain assets, including capital stock of the Company’s subsidiaries; (viii) designate the Company’s subsidiaries as unrestricted subsidiaries; (ix) pay dividends, redeem or repurchase capital stock or make other restricted payments; and (x) incur certain liens. As of September 30, 2019, the Company was in compliance with all covenants contained in the New CCWH Senior Notes Indenture.

5.125% Senior Secured Notes Due 2027
On August 23, 2019, the Company completed the sale of $1,250.0 million in aggregate principal amount of CCOH Senior Secured Notes. The New CCOH Senior Secured Notes were issued pursuant to an indenture, dated as of August 23, 2019 (the “New CCOH Senior Secured Notes Indenture”), among the Company, the subsidiaries of the Company acting as guarantors party thereto, and U.S. Bank National Association, as trustee and as collateral agent. The New CCOH Senior Secured Notes mature on August 15, 2027 and bear interest at a rate of 5.125% per annum. Interest on the New CCOH Senior Secured Notes is payable to the holders thereof semi-annually on February 15 and August 15 of each year, beginning on February 15, 2020.
Guarantees and Security
The New CCOH Senior Secured Notes are guaranteed fully and unconditionally on a senior secured basis by the Company’s existing and future wholly-owned domestic subsidiaries that guarantee the Company’s obligations under the New Term Loan Facility and the New Revolving Credit Facility.
The New CCOH Senior Secured Notes and the guarantees thereof are secured on a first-priority basis by security interests in all of the Company’s and the guarantors’ assets securing the New Senior Secured Credit Facilities on a pari passu basis with the liens on such assets (other than the assets securing the Company’s New Receivables-Based Credit Facility) (such assets, other than accounts receivable and certain other assets, the “New CCOH Senior Secured Notes Priority Collateral”), and on a second-priority basis by security interests in all of the Company’s and the guarantors’ assets securing the New Receivables-Based Credit Facility on a first-priority basis (the “ABL Priority Collateral” and, together with the New CCOH Senior Secured Notes Priority Collateral, the “New CCOH Senior Secured Notes Collateral”), in each case, other than any excluded assets and subject to intercreditor agreements.
The New CCOH Senior Secured Notes and the guarantees are general senior secured obligations of the Company and the guarantors thereof and rank pari passu in right of payment with the Company’s and the guarantors’ existing and future senior indebtedness, including the New Senior Secured Credit Facilities, the New Receivables-Based Credit Facility and the New CCWH Senior Notes (which on August 23, 2019 ceased to be subordinated indebtedness).
Redemptions
The Company may redeem all or a portion of the CCOH Senior Secured Notes beginning on August 15, 2022 at the redemption prices set forth in the New CCOH Senior Secured Notes Indenture. Prior to August 15, 2022 the Company may redeem all or a portion of the New CCOH Senior Secured Notes at a redemption price equal to 100% of the principal amount of the New CCOH Senior Secured Notes plus the “make-whole” premium described in the New CCOH Senior Secured Notes Indenture. The Company may redeem up to 40% of the aggregate principal amount of the CCOH Senior Secured Notes at any time prior to August 15, 2022 using the net proceeds from certain equity offerings at 105.125% of the principal amount of the New CCOH Senior Secured Notes. During any twelve month period prior to August 15, 2022, subject to certain exceptions and conditions, the Company may also redeem up to 10% of the then outstanding aggregate principal amount of New CCOH Senior Secured Notes at a redemption price equal to 103% of the aggregate principal amount of the New CCOH Senior Secured Notes being redeemed, provided that at the time of any such redemption, there are no outstanding borrowings under the New Senior Secured Credit Facilities (including any amounts drawn under any revolving credit facility or other borrowings outstanding in respect of any term loans), and no such redemption can be made with the proceeds of any indebtedness that refinances existing indebtedness.
Certain Covenants
The New CCOH Senior Secured Notes Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur or guarantee additional debt or issue certain preferred stock; (ii) redeem, purchase or retire subordinated debt; (iii) make certain investments; (iv) create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries that are not Guarantors; (v) enter into certain transactions with affiliates; (vi) merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of the Company’s assets; (vii) sell certain assets, including capital stock of the Company’s subsidiaries; (viii) designate the Company’s subsidiaries as unrestricted subsidiaries; (ix) pay dividends, redeem or repurchase capital stock or make other restricted payments; and (x) incur certain liens. As of September 30, 2019, the Company was in compliance with all covenants contained in the New CCOH Senior Secured Notes Indenture.

New Senior Secured Credit Facilities
On August 23, 2019, concurrently with the issuance of the New CCOH Senior Secured Notes, the Company and the guarantors thereof entered into a credit agreement (the “New Senior Secured Credit Agreement”) with Deutsche Bank AG New York Branch, as administrative agent and collateral agent, the syndication agent party thereto, the co-documentation agents party thereto, the lenders party thereto, and the joint lead arrangers and joint bookrunners party thereto. The New Senior Secured Credit Agreement governs the Company’s New Term Loan Facility and New Revolving Credit Facility.
Size and Availability
The New Senior Secured Credit Agreement provides for the New Term Loan Facility in an aggregate principal amount of $2,000.0 million and the New Revolving Credit Facility in an aggregate principal amount of $175.0 million. Proceeds from the New Term Loan Facility were fully used at closing. No drawings were made under the New Revolving Credit Facility at closing.
The Company is the borrower under the New Senior Secured Credit Facilities. The New Revolving Credit Facility includes sub-facilities for letters of credit and for short-term borrowings referred to as the swing line borrowings. In addition, the New Senior Secured Credit Agreement provides that the Company may request at any time, subject to customary and other conditions, incremental term loans or incremental revolving credit commitments. The lenders under the New Senior Secured Credit Facilities are not under any obligation to provide any such incremental loans or commitments, and any such addition of or increase in loans will be subject to certain customary conditions precedent and other provisions.
Interest Rate and Fees
Borrowings under the New Senior Secured Credit Agreement bear interest at a rate per annum equal to the Applicable Rate (as defined therein) plus, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the Federal Funds Rate plus 0.50%, (2) the rate of interest in effect for such date as publicly announced from time to time by the administrative agent as its “prime rate” and (3) the Eurocurrency rate that would be calculated as of such day in respect of a proposed Eurocurrency rate loan with a one-month interest period plus 1.00%, or (b) a Eurocurrency rate that is equal to the LIBOR rate as published by Bloomberg two business days prior to the commencement of the interest period.
Amortization and Maturity
The term loans under the New Term Loan Facility amortize in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of such term loans, with the balance being payable on August 23, 2026. The New Revolving Credit Facility matures on August 23, 2024.
Prepayments
The New Senior Secured Credit Facilities contain customary mandatory prepayments, including with respect to excess cash flow, asset sale proceeds and proceeds from certain incurrences of indebtedness.
The Company may voluntarily repay outstanding loans under the New Senior Secured Credit Facilities at any time without premium or penalty, other than customary breakage costs with respect to LIBOR loans; provided, however, that any voluntary prepayment, refinancing or repricing of the term loans under the New Term Loan Facility in connection with certain repricing transactions that occur prior to the six-month anniversary of the closing of the New Senior Secured Credit Facilities shall be subject to a prepayment premium of 1.00% of the principal amount of the term loans so prepaid, refinanced or repriced.
Guarantees and Security
The New Senior Secured Credit Facilities are guaranteed by certain existing and wholly-owned domestic subsidiaries of the Company. All obligations under the New Senior Secured Credit Facilities and the guarantees of those obligations are secured by a perfected first priority security interest in the New CCOH Senior Secured Notes Priority Collateral and a perfected second priority security interest in the ABL Priority Collateral.

Certain Covenants
The New Senior Secured Credit Agreement contains a springing financial covenant which is applicable solely to the New Revolving Credit Facility commencing with the quarter ending December 31, 2019. The springing financial covenant requires compliance with a first lien net leverage ratio of 7.60 to 1.00, with a stepdown to 7.10 to 1.00 commencing with the last day of the fiscal quarter ending June 30, 2021. The financial covenant is tested on the last day of any fiscal quarter only under certain conditions set forth in the New Senior Secured Credit Agreement.
The New Senior Secured Credit Agreement also includes negative covenants that, subject to significant exceptions, limit the Company’s ability and the ability of its restricted subsidiaries to, among other things, (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers, consolidations, liquidations and dissolutions; (iv) sell assets; (v) pay dividends and distributions or repurchase capital stock; (vi) make investments, loans, or advances; (vii) prepay certain junior indebtedness; (viii) engage in certain transactions with affiliates; (ix) enter into agreements which limit its ability and the ability of its restricted subsidiaries to incur restrictions on their ability to make distributions; and (x) amend or waive organizational documents.
As of September 30, 2019, the Company was in compliance with all covenants contained in the New Senior Secured Credit Agreement.
New Receivables-Based Credit Facility
On August 23, 2019, concurrently with the issuance of the New CCOH Senior Secured Notes and the entry into the New Senior Secured Credit Agreement, the Company entered into a new receivables-based credit agreement (the “New Receivables-Based Credit Agreement”) with Deutsche Bank AG New York Branch, as administrative agent, collateral agent, swing line lender and L/C issuer, the other lenders and L/C issuers party thereto, the joint lead arrangers and bookrunners party thereto and the co-documentation agents party thereto. The New Receivables-Based Credit Agreement governs the Company’s New Receivables-Based Credit Facility.
The Company and certain of its subsidiaries are borrowers under the New Receivables-Based Credit Facility. The New Receivables-Based Credit Facility includes sub-facilities for letters of credit and for short-term borrowings referred to as the swing line borrowings. In addition, the New Receivables-Based Credit Agreement provides that the Company has the right at any time, subject to customary conditions, to request incremental commitments on terms set forth in the New Receivables-Based Credit Agreement.
Size and Availability
The New Receivables-Based Credit Agreement provides for an asset-based revolving credit facility, with amounts available from time to time (including in respect of letters of credit) equal to the lesser of (i) the borrowing base, which equals 85.0% of the eligible accounts receivable of the borrower and the subsidiary borrowers, subject to customary eligibility criteria minus any reserves, and (ii) the aggregate revolving credit commitments. The aggregate revolving credit commitments are $125.0 million.
Interest Rate and Fees
Borrowings under the New Receivables-Based Credit Agreement bear interest at a rate per annum equal to the Applicable Rate (as defined therein) plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such date as publicly announced from time to time by the administrative agent as its “prime rate,” (c) the Eurocurrency rate that would be calculated as of such day in respect of a proposed Eurocurrency rate loan with a one-month interest period plus 1.00% and (d) 0.00%, or (2) a Eurocurrency rate equal to the LIBOR rate as published by Bloomberg two business days prior to the commencement of the interest period.
In addition to paying interest on outstanding principal under the New Receivables-Based Credit Agreement, the Company is required to pay a commitment fee to the lenders under the New Receivables-Based Credit Agreement in respect of the unutilized revolving commitments thereunder. The Company is also required to pay a customary letter of credit fee for each issued letter of credit.
Maturity
Borrowings under the New Receivables-Based Credit Agreement mature, and lending commitments thereunder terminate, on August 23, 2024.

Prepayments
If at any time, the outstanding amount under the New Receivables-Based Credit Agreement exceeds the lesser of (i) the aggregate amount committed by the revolving credit lenders and (ii) the borrowing base, the Company will be required to prepay first, any protective advances, and second, any outstanding revolving loans and swing line loans and/or cash collateralize letters of credit in an aggregate amount equal to such excess, as applicable.
Subject to customary exceptions and restrictions, the Company may voluntarily repay outstanding amounts under the New Receivables-Based Credit Agreement at any time without premium or penalty. Any voluntary prepayments made will not reduce commitments under the New Receivables-Based Credit Agreement.
Guarantees and Security
The New Receivables-Based Credit Facility is guaranteed by certain subsidiaries of the Company that guarantee the New Senior Secured Credit Agreement. All obligations under the New Receivables-Based Credit Agreement and the guarantees of those obligations are secured by a perfected first priority security interest in the ABL Priority Collateral and a perfected second priority security interest in the New CCOH Senior Secured Notes Priority Collateral.
Certain Covenants
The New Receivables-Based Credit Agreement contemplates that if borrowing availability is less than an amount set forth therein, the Company will be required to comply with a fixed charge coverage ratio of no less than 1.00 to 1.00 for the most recent period of four consecutive fiscal quarters ended prior to the occurrence of the Covenant Trigger Period (as defined in the New Receivables-Based Credit Agreement), and will be required to continue to comply with this minimum fixed charge coverage ratio for a certain period of time until borrowing availability recovers. The fixed charge coverage ratio did not apply for the four quarters ended September 30, 2019 because a Covenant Trigger Period was not in effect.
The New Receivables-Based Credit Agreement also includes negative covenants that, subject to significant exceptions, limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers, consolidations, liquidations and dissolutions; (iv) sell assets; (v) pay dividends and distributions or repurchase capital stock; (vi) make investments, loans, or advances; (vii) prepay certain junior indebtedness; (viii) engage in certain transactions with affiliates; (ix) enter into agreements which limit its ability and the ability of its restricted subsidiaries to incur restrictions on their ability to make distributions; and (x) amend or waive organizational documents.
As of September 30, 2019, the Company was in compliance with all covenants contained in the New Receivables-Based Credit Agreement.
Surety Bonds and Guarantees
As of September 30, 2019, the Company had $95.4 million and $30.9 million in surety bonds and bank guarantees outstanding, respectively. A portion of these outstanding surety bonds and bank guarantees was supported by $35.5 million of cash collateral. These surety bonds and bank guarantees relate to various operational matters, including insurance, bid, concession and performance bonds, as well as other items.
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
Although the Company is involved in a variety of legal proceedings in the ordinary course of business, a large portion of the Company’s litigation arises in the following contexts: commercial disputes, misappropriation of likeness and right of publicity claims, employment and benefits related claims, governmental fines, intellectual property claims, and tax disputes.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stockholder Litigation
On May 9, 2016, a stockholder of the Company filed a derivative lawsuit in the Court of Chancery of the State of Delaware (the “Delaware Chancery Court”), captioned GAMCO Asset Management Inc. v. iHeartMedia Inc. et al., C.A. No. 12312-VCS. The complaint named as defendants iHeartCommunications, the Company’s indirect parent company prior to the Separation; iHeartMedia, the parent company of iHeartCommunications; Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Former Sponsor Defendants”), iHeartMedia’s pre-bankruptcy private equity sponsors and pre-bankruptcy majority owners; and the members of the Company’s board of directors. The Company also was named as a nominal defendant. The complaint alleged that the Company had been harmed by the intercompany agreements with iHeartCommunications, the Company’s lack of autonomy over its own cash and the actions of the defendants in serving the interests of iHeartMedia, iHeartCommunications and the Former Sponsor Defendants to the detriment of the Company and its minority stockholders. The plaintiff sought, among other things, a ruling that the defendants breached their fiduciary duties to the Company and that iHeartMedia, iHeartCommunications and the Former Sponsor Defendants aided and abetted the board of directors’ breaches of fiduciary duty; rescission of payments to iHeartCommunications and its affiliates pursuant to dividends declared in connection with the offering of the CCIBV Senior Notes and the sales of certain outdoor markets in the U.S.; and an order requiring iHeartMedia, iHeartCommunications and the Former Sponsor Defendants to disgorge all profits they have received as a result of the alleged fiduciary misconduct.
On July 20, 2016, the defendants filed a motion to dismiss plaintiff's verified stockholder derivative complaint for failure to state a claim upon which relief can be granted. On November 23, 2016, the Delaware Chancery Court granted the defendants’ motion to dismiss all claims brought by the plaintiff. On December 19, 2016, the plaintiff filed a notice of appeal of the ruling. The oral hearing on the appeal was held on October 11, 2017. On October 12, 2017, the Supreme Court of Delaware affirmed the lower court's ruling, dismissing the case.
On December 29, 2017, another stockholder of the Company filed a derivative lawsuit (the "Norfolk Lawsuit") in the Delaware Chancery Court captioned Norfolk County Retirement System, v. iHeartMedia, Inc., et al., C.A. No. 2017-0930-JRS. The complaint names as defendants iHeartMedia, iHeartCommunications, the Former Sponsor Defendants, and the members of the Company's board of directors. The Company is named as a nominal defendant. The complaint alleges that the Company has been harmed by the Company Board’s November 2017 decision to extend the maturity date of the intercompany revolving note (the “Third Amendment”) at what the complaint describes as far-below-market interest rates. The plaintiff sought, among other things, a ruling that the defendants breached their fiduciary duties to the Company, a modification of the Third Amendment to bear a commercially reasonable rate of interest, and an order requiring disgorgement of all profits, benefits and other compensation obtained by the defendants as a result of the alleged breaches of fiduciary duties.
On March 7, 2018, the defendants filed a motion to dismiss the plaintiff's verified derivative complaint for failure to state a claim upon which relief can be granted. On March 16, 2018, iHeartMedia filed a Notice of Suggestion of Pendency of Bankruptcy and Automatic Stay of Proceedings. On May 4, 2018, the plaintiff filed its response to the motion to dismiss. On June 26, 2018, the defendants filed a reply brief in further support of their motion to dismiss. Oral argument on the motion to dismiss was held on September 20, 2018.
On August 27, 2018, the same stockholder of the Company that had filed a derivative lawsuit against iHeartMedia and others in 2016 (GAMCO Asset Management Inc.) filed a putative class action lawsuit (the "GAMCO II Lawsuit") in the Delaware Chancery Court, captioned GAMCO Asset Management, Inc. v. Hendrix, et al., C.A. No. 2018-0633-JRS. The complaint names as defendants the Former Sponsor Defendants and the members of the Company’s board of directors. The complaint alleges that minority shareholders in the Company during the period November 8, 2017 to March 14, 2018 were harmed by decisions of the Company's board of directors and the intercompany note committee of the board of directors relating to the intercompany note. The plaintiff sought, among other things, a ruling that the Company's board of directors, the intercompany note committee, and the Sponsor Defendants breached their fiduciary duties and that the Sponsor Defendants aided and abetted the Board’s breach of fiduciary duty, as well as an award of damages, together with pre- and post-judgment interests, to the putative class of minority shareholders.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On December 16, 2018, the Debtors, the Company, GAMCO Asset Management, Inc., and Norfolk County Retirement System entered into a settlement agreement (the "Settlement Agreement"), which resolves all claims, objections, and other causes of action that have been or could be asserted by or on behalf of the Company, GAMCO Asset Management, Inc., and/or Norfolk County Retirement System by and among the Debtors, the Company, GAMCO Asset Management, Inc., certain individual defendants in the GAMCO Asset Management, Inc. action and/or the Norfolk County Retirement System action, and the private equity sponsor defendants in such actions. The Settlement Agreement provides for the consensual separation of iHeartMedia and certain of its subsidiaries, including iHeartCommunications, (collectively, the "Debtors") and the Company; approximately $149.0 million of recovery to CCOH on account of its claim against iHeartCommunications in the Chapter 11 cases; an unsecured revolving line of credit in an aggregate amount not to exceed $200 million from iHeartCommunications (the “iHeartCommunications Line of Credit”); the transfer of certain of the Debtors’ intellectual property to the Company; the waiver by the Debtors of the setoff for the value of the transferred intellectual property; mutual releases; the termination of the cash sweep under the existing Corporate Services Agreement; the termination of any agreements or licenses requiring royalty payments from the Company to the Debtors for trademarks or other intellectual property; the waiver of any post-petition amounts owed by the Company relating to such trademarks or other intellectual property; and the execution of a new transition services agreement and other separation documents. The Settlement Agreement was approved by the Bankruptcy Court and the United States District Court for the Southern District of Texas in connection with the confirmation of the iHeartMedia Chapter 11 Cases on January 22, 2019. On May 1, 2019, the Debtors' plan of reorganization went effective, and the Norfolk Lawsuit and GAMCO II Lawsuit were each subsequently dismissed with prejudice.
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
Italy Investigation
During the three months ended June 30, 2018, the Company identified misstatements associated with VAT obligations in its business in Italy, which resulted in an understatement of its VAT obligation. These misstatements resulted in an understatement of other long-term liabilities of $16.9 million as of December 31, 2017. The effect of these misstatements is reflected in the historical financial statements in the appropriate periods. Upon identification of these misstatements, the Company undertook certain procedures, including a forensic investigation. In addition, the Company voluntarily disclosed the matter and findings to the Italian tax authorities in order to commence a discussion on the appropriate calculation of the VAT position. The current expectation is that the Company may have to repay to the Italian tax authority a substantial portion of the VAT previously applied as a credit in relation to the transactions under investigation, amounting to approximately $17 million, including estimated possible penalties and interest. The Company made a payment of approximately $6.9 million, net of VAT recoverable, during the fourth quarter of 2018 and expects to pay the remainder during the last quarter of 2019 or the first half of 2020. The ultimate amount to be paid may differ from the estimates, and such differences may be material.
NOTE 7 — RELATED PARTY TRANSACTIONS
Merger Agreement
On March 27, 2019, as contemplated by the Settlement Agreement and the iHeartMedia Plan of Reorganization, CCH and its subsidiary, CCOH, entered into an Agreement and Plan of Merger (the "Merger Agreement"). On May 1, 2019, CCOH merged with and into CCH, with CCH surviving the Merger. The Merger was effected through a series of transactions, as follows:

•
Prior to the Merger, the 315,000,000 shares of CCOH's Class B Common Stock ("Old CCOH Class B Common Stock") held by CCH were converted into shares of CCOH's Class A Common Stock (the "Old CCOH Class A Common Stock");

•
At the effective time of the Merger, each share of Old CCOH Class A Common Stock issued and outstanding (other than shares of Old CCOH Class A Common Stock held by CCH) converted into one share of common stock of the Company (the "Common Stock”);

•	The 325,726,917 shares of Old CCOH Class A Common Stock held by CCH were canceled and retired, and no shares of Common Stock were exchanged for such shares; and

•
All outstanding shares of CCH's common stock, all held by iHeartCommunications immediately before the Merger, were converted into 325,726,917 shares of Common Stock and transferred to certain holders of claims in iHeartMedia Chapter 11 Cases pursuant to the iHeartMedia Plan of Reorganization.

As a result, immediately after the Merger, CCH had a single class of common stock, and the holders of Old CCOH Class A Common Stock owned the same percentage of the Company that they owned of CCOH immediately before the Merger. At the effective time of the Merger, CCH changed its name to Clear Channel Outdoor Holdings, Inc.
Separation Agreement
On March 27, 2019, CCH, CCOH, iHeartMedia and iHeartCommunications entered into the Separation Agreement governing the terms of the separation of the Outdoor Group from the iHeart Group, immediately after giving effect to the Transactions.
Pursuant to the Separation Agreement, on May 1, 2019, (i) the iHeart Group transferred to the Outdoor Group any and all direct or indirect title and interest in the assets that are primarily related to or used primarily in connection with the Outdoor Business after giving effect to the Transactions (such assets, the “Outdoor Assets”), excluding certain excluded assets, and (ii) the Outdoor Group transferred to the iHeart Group any and all direct or indirect title and interest in the assets of the business conducted by the iHeart Group after giving effect to the Transactions, including the radio business (the “iHeart Business” and such assets, the “iHeart Assets”). At the same time as the transfer of the Outdoor Assets from the iHeart Group to the Outdoor Group, the members of the Outdoor Group assumed the liabilities associated with the Outdoor Business, subject to certain exceptions as set forth in the Separation Agreement. Additionally, at the same time as the transfer of the iHeart Assets from the Outdoor Group to the iHeart Group, the members of the iHeart Group assumed the liabilities associated with the iHeart Business, subject to certain exceptions as set forth in the Separation Agreement.
Also pursuant to the Separation Agreement, any agreements or licenses requiring royalty payments to the iHeart Group by the Outdoor Group for trademarks or other intellectual property terminated effective as of December 31, 2018, and upon consummation of the Separation, certain intercompany notes and intercompany accounts among the Outdoor Group and the iHeart Group were settled, terminated and canceled, including the revolving promissory note payable by iHeartCommunications to the Company (the "Due from iHeartCommunications Note"). The Company had previously recognized a loss of $855.6 million on the Due from iHeartCommunications Note during the fourth quarter of 2017 to reflect the estimated recoverable amount of the note based on management's best estimate of the cash settlement amount upon implementation of the iHeartMedia Plan of Reorganization. Therefore, as of December 31, 2018, the Due from iHeartCommunications Note balance, net of allowance for credit losses, on the consolidated balance sheet was $154.8 million. Pursuant to the Settlement Agreement, the Company recovered 14.44% of its allowed claim of $1,031.7 million under the Due from iHeartCommunications Note, or approximately $149.0 million, during the second quarter of 2019. The Due from iHeartCommunications Note was canceled upon consummation of the Separation, and the uncollectible $5.8 million balance was recognized as a loss on the Statement of Comprehensive Loss.
The Separation Agreement provided for (i) the repayment of the post-petition intercompany balance outstanding in favor of the Debtors as of December 31, 2018, which was equal to $21.6 million as of that date and (ii) the waiver of the set-off value of any royalties and IP license fees owed to iHeartCommunications equal to approximately $31.8 million from March 14, 2018 through December 31, 2018, such that the resulting intercompany balance on such date was $10.2 million in favor of the Company. Pursuant to an amendment to the Separation Agreement, the Company offset the $149.0 million amount owed to it by the iHeart Group for recovery of the Due from iHeartCommunications Note by $52.1 million (which is the additional intercompany liability incurred by the Company in favor of iHeartCommunications from January 1, 2019 through March 31, 2019), resulting in a total net payment to the Company of approximately $107.0 million on May 1, 2019 (including the $10.2 million payment discussed above). iHeartCommunications paid the Company the intercompany liability incurred from April 1, 2019 through May 1, 2019 of $8.8 million after the Separation. In addition, pursuant to the Separation Agreement, the Company received (i) the trademarks listed on the schedules to the Separation Agreement and (ii) reimbursement of the reasonable expenses of legal counsel and financial advisors incurred on or prior to May 1, 2019 of the Company’s board of directors or the special committee of the Company’s board of directors, in each case, to the extent incurred in connection with the Separation.

Corporate Services and Transition Services Agreements
Prior to the Separation, under the Corporate Services Agreement between iHeartCommunications and the Company, iHeartCommunications provided management services to the Company, which included, among other things: (i) treasury, payroll and other financial related services; (ii) certain executive officer services; (iii) human resources and employee benefits services; (iv) legal and related services; (v) information systems, network and related services; (vi) investment services; (vii) procurement and sourcing support services; (viii) licensing of intellectual property, copyrights, trademarks and other intangible assets; and (ix) other general corporate services. These services were charged to the Company based on actual direct costs incurred or allocated by iHeartCommunications based on headcount, revenue or other factors on a pro rata basis. The Company recorded $16.0 million, $50.1 million, and $10.2 million for these services as a component of corporate expenses during the three months ended September 30, 2018, the nine months ended September 30, 2018, and the 2019 period prior to the Separation, respectively.
Upon consummation of the Separation, the Corporate Services Agreement was terminated, and iHeartMedia, iHeartMedia Management Services, Inc. (“iHM Management Services”), iHeartCommunications and the Company entered into a transition services agreement (the “Transition Services Agreement”). Pursuant to the Transition Services Agreement, iHM Management Services provides, or causes any member of the iHeart Group to provide, the Company with certain administrative and support services and other assistance which the Company will utilize in the conduct of its business as such business was conducted prior to the Separation, for one year from May 1, 2019, subject to certain rights of the Company to extend up to one additional year. Additionally, the Company may terminate the Transition Services Agreement with respect to all or any individual service, in whole or in part, upon 30 days’ prior written notice, provided that any co-dependent services must be terminated concurrently. The Company recorded fees under this agreement of $3.6 million and $6.5 million as a component of corporate expenses during the three months ended September 30, 2019 and the 2019 period subsequent to the Separation, respectively.
Tax Matters Agreements
Prior to the Separation, there was a Tax Matters Agreement between iHeartCommunications and the Company (the "Old Tax Matters Agreement"), pursuant to which the operations of the Company were included in a consolidated federal income tax return filed by iHeartCommunications. Under the Old Tax Matters Agreement, the Company’s provision for income taxes was computed as if the Company filed separate consolidated federal income tax returns with its subsidiaries. Tax payments were made to iHeartCommunications on the basis of the Company’s separate taxable income, and tax benefits recognized on the Company’s employee stock option exercises were retained by the Company. In addition, if iHeartCommunications or its subsidiaries used certain of the Company's tax attributes (including net operating losses, foreign tax credits and other credits) and such use resulted in a decrease in tax liability for iHeartCommunications or its subsidiaries, then iHeartCommunications would reimburse the Company for the use of such attributes based on the amount of tax benefit realized.
Upon consummation of the Separation, the Old Tax Matters Agreement was terminated and replaced with a new tax matters agreement (the "New Tax Matters Agreement") by and among iHeartMedia, iHeartCommunications, iHeart Operations, Inc. ("iHeart Operations"), the Company and CCO to allocate the responsibility of the iHeart Group, on the one hand, and the Outdoor Group, on the other, for the payment of taxes arising prior to and subsequent to, and in connection with, the Separation. In addition to certain indemnifications between iHeartMedia and the Company, and their respective subsidiaries, directors, officers and employees, the New Tax Matters Agreement requires iHeartMedia to reimburse the Company for the use of certain of the Company's tax attributes (including net operating losses, foreign tax credits and other credits) if such use results in a decrease in the tax liability of iHeartMedia or its subsidiaries, with the exception of the use of any reduction of the Company's tax attributes as a result of cancellation of indebtedness income realized in connection with the iHeart Chapter 11 Cases. Any tax liability of the Company attributable to any taxable period ending on or before May 1, 2019, other than any such tax liability resulting from the Company being a successor of CCOH in connection with the Merger or arising from the operation of the Company after the Merger, will not be treated as a liability of the Company and its subsidiaries for purposes of the New Tax Matters Agreement.
Employee Matters Agreement
Prior to 2019, the Company’s employees participated in iHeartCommunications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan pursuant to an Employee Matters Agreement. For the three and nine months ended September 30, 2018, the Company recorded $2.3 million and $6.9 million, respectively, as a component of selling, general and administrative expenses for these services. On January 1, 2019, the Company's employees began participating in the Company's separate employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan. The Employee Matters Agreement was terminated upon consummation of the Separation; however, the Company continues to receive administrative assistance related to the Company's employee benefit plans from iHeartCommunications under the Transition Services Agreement.

Other Related Party Transactions
The Company provides advertising space on its billboards for iHeartMedia and for radio stations owned by iHeartMedia. This arrangement will continue throughout the term of the Transition Services Agreement. The Company recorded $1.1 million and $1.4 million for the three months ended September 30, 2019 and 2018, respectively, and $3.4 million and $5.8 million for the nine months ended September 30, 2019 and 2018, respectively, in revenue for these advertisements. The majority of these agreements are leasing transactions as they convey to iHeartMedia the right to control the use of the Company's advertising structures for a stated period of time.
NOTE 8 – INCOME TAXES
Income Tax Expense

The Company’s income tax expense for the three and nine months ended September 30, 2019 and 2018 consisted of the following components:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Current tax expense	$(3,626)	$(12,508)	$(47,439)	$(16,127)
Deferred tax benefit (expense)	(26,510)	5,612	(11,367)	(40,889)
Income tax expense	$(30,136)	$(6,896)	$(58,806)	$(57,016)

The effective tax rates for the three and nine months ended September 30, 2019 were (16.5)% and (17.6)%, respectively. The effective rate was primarily impacted by the valuation allowance recorded against deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company's ability to realize those assets in future periods.

The effective tax rates for the three and nine months ended September 30, 2018 were (13.4)% and (32.2)%, respectively. The effective rate was primarily impacted by the valuation allowance recorded against deferred tax assets resulting from net operating losses in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company's ability to realize those assets in future periods.

In connection with the Separation, certain deferred tax attributes of the Company were reduced as a result of cancellation of indebtedness income realized in connection with the iHeartMedia Plan of Reorganization, and, as discussed in Note 7, the Company was not reimbursed for this reduction of tax attributes under the terms of the New Tax Matters Agreement. The reorganization adjustments resulted in a reduction to deferred tax assets for all U.S. federal net operating loss carryforwards and certain state net operating loss carryforwards. These adjustments were partially offset by the reduction of valuation allowances recorded by the Company as of the Separation date. The net tax impact of the reorganization adjustments, which was approximately $65.9 million, was treated as a distribution and reflected on the balance sheet as a reduction of additional paid-in capital. Additionally, the Company recognized a capital loss for tax purposes as a result of the series of transactions to effect the Separation. To the extent the capital loss is not subject to reduction as a result of cancellation of indebtedness income, it may be carried forward to offset capital gains recognized by the Company in the next five years, subject to annual limitations under Section 382 of the Internal Revenue Code. The deferred tax asset associated with the capital loss carryforward is offset by a valuation allowance due to significant uncertainty regarding the Company's ability to utilize the carryforward prior to its expiration.
NOTE 9 – STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock
On May 1, 2019, the Merger was effected through a series of transactions, described in Note 7, such that immediately after the Merger, the Company had a single class of common stock, and the holders of Old CCOH Class A Common Stock owned the same percentage of the Company that they owned of CCOH immediately before the Merger. The shares of Old CCOH Class A Common Stock were delisted from the New York Stock Exchange (the "NYSE"), and, following the consummation of the Merger, the shares of common stock of the Company began trading on the NYSE at the opening of the market on May 2, 2019 under the symbol, "CCO," which is the same trading symbol used by CCOH prior to the Merger.

On July 30, 2019, the Company issued 100 million shares of common stock in a public offering and received proceeds of $333.3 million, net of underwriting discounts and offering expenses. The Company used the proceeds from this offering, net of underwriting discounts, to redeem approximately $333.5 million aggregate principal amount of New CCWH Senior Notes on August 22, 2019.
Share-Based Compensation

The Company has granted restricted stock, restricted stock units and options to purchase shares of its common stock to certain employees and directors of the Company under its equity incentive plans. Share-based compensation expense, which is recorded in corporate expenses, was $2.0 million and $3.1 million for the three months ended September 30, 2019 and 2018, respectively, and $12.4 million and $6.8 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in share-based compensation expense for the nine months ended September 30, 2019 compared to the same period of 2018 relates to certain new equity awards granted in the second quarter of 2019 in connection with the Separation, which were expensed immediately as they do not contain a service condition for vesting.
As of September 30, 2019, there was $11.5 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions. This cost is expected to be recognized over a weighted average period of approximately 2.6 years.
On October 15, 2019, the Company granted 4.2 million restricted stock units ("RSUs") and 1.6 million performance stock units ("PSUs") to certain of its employees.

•
The RSUs vest in three equal annual installments on each of April 1, 2020, April 1, 2021 and April 1, 2022, provided that the recipient is still employed by or providing services to the Company on each vesting date.

•
The PSUs will vest and become earned based on the achievement of the Company’s total shareholder return relative to the Company’s peer group (the “Relative TSR”) over a performance period commencing on October 1, 2019 and ending on March 31, 2022 (the “Performance Period”). If the Company achieves Relative TSR at the 90th percentile or higher, the PSUs will be earned at 150% of the target number of shares. If the Company achieves Relative TSR at the 60th percentile, the PSU will be earned at 100% of the target number of shares. If the Company achieves Relative TSR at the 30th percentile, the PSUs will be earned at 50% of the target number of shares. To the extent Relative TSR is between vesting levels, the portion of the PSUs that become vested will be determined using straight line interpolation. The PSUs are considered market condition awards pursuant to ASC Topic 260 (Earnings Per Share).

Computation of Net Loss Per Share

The following table presents the computation of net loss per share for the three and nine months ended September 30, 2019 and 2018:

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
NUMERATOR:
Net loss attributable to the Company – common shares	$(215,298)	$(65,088)	$(390,404)	$(243,893)

DENOMINATOR:
Weighted average common shares outstanding - basic	463,049	361,815	396,202	361,680
Stock options and restricted stock(1)	—	—	—	—
Weighted average common shares outstanding - diluted(1)	463,049	361,815	396,202	361,680

Net loss attributable to the Company per common share:
Basic	$(0.46)	$(0.18)	$(0.99)	$(0.67)
Diluted	$(0.46)	$(0.18)	$(0.99)	$(0.67)

(1)
Outstanding equity awards of 9.6 million and 7.0 million for the three months ended September 30, 2019 and 2018, respectively, and 8.7 million and 7.4 million for the nine months ended September 30, 2019 and 2018, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

NOTE 10 — OTHER INFORMATION
Other Comprehensive Income (Loss)
For the three months ended September 30, 2019 and 2018, the total decrease in other comprehensive income (loss) related to the impact of pensions on deferred income tax liabilities was $0.1 million and $0.3 million, respectively. For the nine months ended September 30, 2019 and 2018, the total increase (decrease) in other comprehensive income (loss) related to the impact of pensions on deferred income tax liabilities was $0.5 million and $(0.3) million, respectively.
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statement of Cash Flows:

(In thousands)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$341,808	$182,456
Restricted cash included in:
Other current assets	3,924	4,221
Other assets	12,735	16,192
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$358,467	$202,869
Mandatorily-Redeemable Preferred Stock
On May 1, 2019, the Company issued and sold 45,000 shares of Series A Perpetual Preferred Stock, par value $0.01 per share, having an aggregate initial liquidation preference of $45.0 million for a cash purchase price of $45.0 million, before fees and expenses.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The terms and conditions of the Preferred Stock and the rights of its holders are set forth in the Certificate of Designation of Series A Perpetual Preferred Stock (the “Certificate of Designation”) of the Company filed with the office of the Secretary of State of the State of Delaware on May 1, 2019, and the Series A Investors Rights Agreement, dated as of May 1, 2019, by and among the Company, CCWH, and the purchaser listed therein (the “Investors Rights Agreement”). Shares of the Preferred Stock rank senior in priority of payment to our common equity interests, preferred stock junior to the Preferred Stock, and other equity interests and preferred stock that do not expressly provide that such equity interest or preferred stock ranks senior to or pari passu with the Preferred Stock in any liquidation or winding up of the Company.
Dividends on the Preferred Stock accrue on a daily basis at the applicable dividend rate on the then-current liquidation preference of the Preferred Stock. Dividends will either (a) be payable in cash, if and to the extent declared by the board of directors, or (b) be added to the liquidation preference. The dividend rate will be equal to (i) the greater of (a) a published LIBOR rate or (b) 2% plus (ii) either a cash dividend margin or an accruing dividend margin, in each case based on the Company's consolidated leverage ratio, subject to certain adjustments. At any leverage ratio, the accruing dividend margin will exceed the cash dividend margin by 1.5%. Dividends, if declared, will be payable on March 31, June 30, September 30 and December 31 of each year (or on the next business day if such date is not a business day). No dividend may be declared unless paid immediately in cash (it being understood that no dividends may be declared and paid in securities or otherwise "in kind").
The Company may redeem the Preferred Stock, at its option, at any time on or after May 1, 2022 in cash at a redemption price equal to the liquidation preference per share. Upon consummation of certain equity offerings prior to May 1, 2022, the Company may, at its option, redeem all or a part of the Preferred Stock for the liquidation preference plus a make-whole premium. In addition, upon the occurrence of, among other things (i) any change of control, (ii) a liquidation, dissolution, or winding up, (iii) certain insolvency events, or (iv) certain asset sales, each holder may require the Company to redeem for cash all of such holder's then outstanding shares of Preferred Stock. In addition, each holder of Preferred Stock may require the Company to purchase all or any portion of such holder’s shares of Preferred Stock on or after May 1, 2024. On May 1, 2029, the Preferred Stock will be subject to mandatory redemption for an amount equal to the liquidation preference, unless waived by the holders.
The Certificate of Designation limits the Company's ability to incur additional debt or any other security ranking pari passu with or senior to the Preferred Stock, other than in (a) an amount not to exceed $300 million on a cumulative basis or (b) subject to an incurrence-based leverage test, subject to other customary carve-outs. The Certificate of Designation also sets forth certain limitations on the Company’s ability to declare or make certain dividends and distributions and engage in certain reorganizations.
Subject to certain exceptions, the holders of Preferred Stock have no voting power and no right to vote on any matter at any time, either as a separate series or class or together with any other series or class of shares of capital stock, and are not be entitled to call a meeting of such holders for any purpose, nor are they entitled to participate in any meeting of the holders of the Company’s common stock. However, if dividends on the Preferred Stock have not been paid, in cash, for twelve consecutive quarters, the holders of the Preferred Stock shall have the right to designate one member to the Company’s board of directors.
On September 30, 2019, the Company paid a cash dividend of $1.5 million. As of September 30, 2019, the liquidation preference of the Preferred Stock was approximately $46.1 million.

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

The following table presents the Company's reportable segment results for the three and nine months ended September 30, 2019 and 2018:

(In thousands)	Americas	International	Corporate and other reconciling items	Consolidated
Three Months Ended September 30, 2019
Revenue	$328,250	$325,197	$—	$653,447
Direct operating expenses	137,065	221,091	—	358,156
Selling, general and administrative expenses	55,400	73,762	—	129,162
Corporate expenses	—	—	37,535	37,535
Depreciation and amortization	37,653	34,373	4,200	76,226
Impairment charges	—	—	5,300	5,300
Other operating income, net	—	—	620	620
Operating income (loss)	$98,132	$(4,029)	$(46,415)	$47,688

Segment assets	$3,661,375	$2,302,433	$303,334	$6,267,142
Capital expenditures	$19,146	$39,194	$2,041	$60,381
Share-based compensation expense	$—	$—	$2,021	$2,021

Three Months Ended September 30, 2018
Revenue	$303,421	$360,318	$—	$663,739
Direct operating expenses	131,241	230,440	—	361,681
Selling, general and administrative expenses	49,247	79,550	—	128,797
Corporate expenses	—	—	37,729	37,729
Depreciation and amortization	39,783	36,627	995	77,405
Impairment charges	—	—	7,772	7,772
Other operating income, net	—	—	825	825
Operating income (loss)	$83,150	$13,701	$(45,671)	$51,180

Segment assets	$2,763,833	$1,545,255	$170,274	$4,479,362
Capital expenditures	$25,826	$21,921	$1,059	$48,806
Share-based compensation expense	$—	$—	$3,132	$3,132

(In thousands)	Americas	International	Corporate and other reconciling items	Consolidated
Nine Months Ended September 30, 2019
Revenue	$928,114	$1,010,464	$—	$1,938,578
Direct operating expenses	403,558	665,454	—	1,069,012
Selling, general and administrative expenses	162,518	224,331	—	386,849
Corporate expenses	—	—	105,056	105,056
Depreciation and amortization	121,707	102,766	7,003	231,476
Impairment Charges	—	—	5,300	5,300
Other operating loss, net	—	—	(1,632)	(1,632)
Operating income (loss)	$240,331	$17,913	$(118,991)	$139,253

Segment assets	$3,661,375	$2,302,433	$303,334	$6,267,142
Capital expenditures	$46,484	$82,678	$10,500	$139,662
Share-based compensation expense	$—	$—	$12,416	$12,416

Nine Months Ended September 30, 2018
Revenue	$859,190	$1,114,927	$—	$1,974,117
Direct operating expenses	386,427	709,479	—	1,095,906
Selling, general and administrative expenses	146,021	235,473	—	381,494
Corporate expenses	—	—	111,092	111,092
Depreciation and amortization	127,410	113,875	2,947	244,232
Impairment charges	—	—	7,772	7,772
Other operating income, net	—	—	1,700	1,700
Operating income (loss)	$199,332	$56,100	$(120,111)	$135,321

Segment assets	$2,763,833	$1,545,255	$170,274	$4,479,362
Capital expenditures	$50,214	$57,487	$2,420	$110,121
Share-based compensation expense	$—	$—	$6,757	$6,757

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related notes contained in Item 1 of this Quarterly Report on Form 10-Q, the Company's 2018 Annual Report on Form 10-K and the Company's Amendment No. 1 to Current Report on Form 8-K filed on May 7, 2019. All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.
Merger and Separation
On May 1, 2019, the Outdoor Group was separated from the iHeart Group and ceased to be controlled by iHeartCommunications through a series of transactions, as follows:

•	CCOH merged with and into CCH, with CCH surviving the Merger, becoming the successor to CCOH and changing its name to Clear Channel Outdoor Holdings, Inc.;

•
Any agreements or licenses requiring royalty payments to the iHeart Group by the Outdoor Group for trademarks or other intellectual property terminated effective as of December 31, 2018, and the set-off value of any royalties and IP license fees owed by the Company to iHeartCommunications were waived;

•	The Company received the Clear Channel tradename and other trademarks;

•
Certain intercompany notes and intercompany accounts among the Outdoor Group and the iHeart Group were settled, terminated and canceled, including the Due from iHeartCommunications Note and the post-petition intercompany balance outstanding;

•	The intercompany agreements with iHeartCommunications were terminated;

•
The Company entered into the Transition Service Agreement with the iHeart Group for one year from May 1, 2019 (subject to certain rights of the Company to extend up to one additional year), which the Company may terminate, in whole or in part, upon 30 days’ prior written notice; and

•	The Company issued $45.0 million of mandatorily-redeemable preferred stock.
In total, the Company received a net payment of $115.8 million from iHeartCommunications pursuant to the Separation Agreement. Refer to Note 7 and Note 10 to the Consolidated Financial Statements located in Item 1 of this Quarterly Report on Form 10-Q for more details.
Format of Presentation
Prior to the Separation, the historical financial statements of the Company consisted of the carve-out financial statements of the Outdoor Business (the assets that are primarily related to or primarily used or held for use in connection with the business of the Company or its subsidiaries) and excluded the radio businesses that had historically been reported as part of iHeartMedia’s iHM segment prior to the Separation and amounts attributable to CCH, which was a holding company prior to the Separation with no independent assets or operations. Upon the Separation and the transactions related thereto, the Company’s only assets, liabilities and operations are those of the Outdoor Business.
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
Executive Summary
The key developments that impacted our business during the three months ended September 30, 2019 are summarized below:

•
Consolidated revenue decreased $10.3 million during the three months ended September 30, 2019 compared to the same period of 2018. Excluding a $14.4 million impact from movements in foreign exchange rates, consolidated revenue increased $4.1 million during the three months ended September 30, 2019 compared to the same period of 2018. The increase was due to revenue growth in our Americas business, largely related to digital displays, partially offset by a decrease in revenue in our International business driven primarily by lower revenues in China.

•
The Company issued 100 million shares of common stock in a public offering. The proceeds, net of underwriting discounts and offering expenses, were used to redeem approximately $333.5 million aggregate principal amount of the 9.25% Senior Subordinated Notes due 2024 (which ceased to be subordinated following the refinancing transactions as described below) (the "New CCWH Senior Notes").

•
The Company issued $1,250.0 million of new 5.125% Senior Secured Notes due 2027 (the "New CCOH Senior Secured Notes") and entered into new senior secured credit facilities (the "New Senior Secured Credit Facilities"), consisting of a $2,000.0 million seven-year term loan facility (the "New Term Loan Facility") and a $175.0 million revolving credit facility (the "New Revolving Credit Facility"). Proceeds were used to pay the aggregate principal amount outstanding, premium, if any, and accrued and unpaid interest on the 6.5% Series A and Series B Senior Notes due 2022 (the "CCWH Senior Notes") and the 8.75% Senior Notes due 2020 (the "CCIBV Senior Notes"). Additionally, the Company terminated its existing receivables-based credit facility and entered into a new $125.0 million receivables-based credit facility. As a result of these refinancing transactions, the New CCWH Senior Notes ceased to be subordinated indebtedness and became senior obligations.

RESULTS OF OPERATIONS
The discussion of our Results of Operations is presented on both a consolidated and segment basis. We manage our operating segments by focusing primarily on their operating income, while corporate expenses, depreciation and amortization, and non-operating income and expenses are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.
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

Consolidated Results of Operations
The comparison of our historical results of operations for the three and nine months ended September 30, 2019 to the three and nine months ended September 30, 2018 is as follows:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2019	2018	Change	2019	2018	Change
Revenue	$653,447	$663,739	(1.6)%	$1,938,578	$1,974,117	(1.8)%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	358,156	361,681	(1.0)%	1,069,012	1,095,906	(2.5)%
Selling, general and administrative expenses (excludes depreciation and amortization)	129,162	128,797	0.3%	386,849	381,494	1.4%
Corporate expenses (excludes depreciation and amortization)	37,535	37,729	(0.5)%	105,056	111,092	(5.4)%
Depreciation and amortization	76,226	77,405	(1.5)%	231,476	244,232	(5.2)%
Impairment charges	5,300	7,772	(31.8)%	5,300	7,772	(31.8)%
Other operating income (expense), net	620	825		(1,632)	1,700
Operating income	47,688	51,180	(6.8)%	139,253	135,321	2.9%
Interest expense, net	106,776	96,795		329,610	290,836
Loss on extinguishment of debt	(96,271)	—		(101,745)	—
Loss on Due from iHeartCommunications	—	—		(5,778)	—
Other expense, net	(26,874)	(5,885)		(36,642)	(21,646)
Loss before income taxes	(182,233)	(51,500)		(334,522)	(177,161)
Income tax expense	(30,136)	(6,896)		(58,806)	(57,016)
Consolidated net loss	(212,369)	(58,396)		(393,328)	(234,177)
Less amount attributable to noncontrolling interest	2,929	6,692		(2,924)	9,716
Net loss attributable to the Company	$(215,298)	$(65,088)		$(390,404)	$(243,893)

Consolidated Revenue
Consolidated revenue decreased $10.3 million during the three months ended September 30, 2019 compared to the same period of 2018. Excluding the $14.4 million impact from movements in foreign exchange rates, consolidated revenue increased $4.1 million during the three months ended September 30, 2019 compared to the same period of 2018. The increase was due to revenue growth in our Americas business, largely related to digital displays, partially offset by a decrease in revenue in our International business driven primarily by lower revenues in China.
Consolidated revenue decreased $35.5 million during the nine months ended September 30, 2019 compared to the same period of 2018. Excluding the $60.8 million impact from movements in foreign exchange rates, consolidated revenue increased $25.3 million during the nine months ended September 30, 2019 compared to the same period of 2018. This increase was due to revenue growth in our Americas business, largely related to digital displays, partially offset by a decrease in revenue in our International business. The decrease in International revenue was driven primarily by lower revenues in China and Italy, partially offset by higher revenues in the United Kingdom.
Consolidated Direct Operating Expenses
Consolidated direct operating expenses decreased $3.5 million during the three months ended September 30, 2019 compared to the same period of 2018. Excluding the $9.8 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $6.3 million during the three months ended September 30, 2019 compared to the same period of 2018, primarily due to higher site lease expense in our Americas business, driven by increased revenue.

Consolidated direct operating expenses decreased $26.9 million during the nine months ended September 30, 2019 compared to the same period of 2018. Excluding the $40.6 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $13.7 million during the nine months ended September 30, 2019 compared to the same period of 2018. An increase in variable site lease expense in our Americas business, driven by increased revenue, was partially offset by a net decrease in site lease expense in our International business.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $0.4 million during the three months ended September 30, 2019 compared to the same period of 2018. Excluding the $3.2 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $3.6 million during the three months ended September 30, 2019 compared to the same period of 2018. SG&A expenses increased largely due to higher employee compensation expense in our Americas business, including variable incentive compensation, partially offset by a decrease in SG&A expenses in our International business.
Consolidated SG&A expenses increased $5.4 million during the nine months ended September 30, 2019 compared to the same period of 2018. Excluding the $13.6 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $19.0 million during the nine months ended September 30, 2019 compared to the same period of 2018. SG&A expenses increased primarily due to higher employee compensation expense in our Americas business, including variable incentive compensation.
Corporate Expenses
Corporate expenses decreased $0.2 million during the three months ended September 30, 2019 compared to the same period of 2018. Excluding the $0.7 million impact from movements in foreign exchange rates, corporate expenses increased $0.5 million. This increase was primarily driven by incremental stand-alone costs associated with the build-out of new corporate functions and expenses related to the investigations in China and Italy, partially offset by the elimination of costs associated with the termination of the agreements comprising trademark and IP licenses that were in place prior to the Separation.
Corporate expenses decreased $6.0 million during the nine months ended September 30, 2019 compared to the same period of 2018. Excluding the $2.2 million impact from movements in foreign exchange rates, corporate expenses decreased $3.8 million during the nine months ended September 30, 2019 compared to the same period of 2018. This decrease was primarily driven by the elimination of costs associated with the termination of the agreements comprising trademark and IP licenses and sponsorship management fees that were in place prior to the Separation. The decrease in expenses was partially offset by incremental stand-alone costs associated with the build-out of new corporate functions, expenses related to the investigations in China and Italy, and higher compensation-related expenses including share-based compensation.
Depreciation and Amortization
Depreciation and amortization decreased $1.2 million and $12.8 million during the three and nine months ended September 30, 2019, respectively, compared to the same periods of 2018. These decreases are primarily due to assets in our Americas and International businesses becoming fully depreciated or amortized and the impact from movements in foreign exchange rates, partially offset by amortization of the Clear Channel trademark, which the Company received from iHeartCommunications as part of the Separation.
Impairment Charges
The Company performs its annual impairment tests for indefinite-lived intangible assets and goodwill as of July 1 of each year. In addition, we test for impairment of property, plant and equipment whenever events and circumstances indicate that depreciable assets might be impaired. As a result of these impairment tests, we recorded impairment charges of $5.3 million and $7.8 million during the three months ended September 30, 2019 and 2018, respectively, related to permits in one market in our Americas segment.
Interest Expense, Net
Interest expense, net, increased $10.0 million and $38.8 million during the three and nine months ended September 30, 2019, respectively, compared to the same periods of 2018 primarily due to the Company's debt refinancing activity in 2019.

•
On February 12, 2019, we refinanced the $2,200.0 million aggregate principal amount of 7.625% CCWH Subordinated Notes, which were redeemed on March 6, 2019, with the proceeds of $2,235.0 million aggregate principal amount of 9.25% New CCWH Senior Notes (of which approximately $333.5 million was redeemed on August 22, 2019), resulting in increases in interest expense of $6.4 million and $32.6 million during the three and nine months ended September 30, 2019, respectively, compared to the same periods of 2018.

•
On August 23, 2019, we refinanced the $2,725.0 million aggregate principal amount of 6.5% CCWH Senior Notes and $375.0 million aggregate principal amount of 8.75% CCIBV Senior Notes, which were redeemed on September 4, 2019, with the proceeds of $1,250.0 million aggregate principal amount of 5.125% New CCOH Senior Secured Notes and $2,000.0 million aggregate principal amount of the New Term Loan Facility, resulting in increases in interest expense of $4.0 million during each of the three and nine months ended September 30, 2019 compared to the same periods of 2018. This incremental interest expense was primarily due to the overlapping period between the close of the debt refinancing transaction and the redemption date; however, due to the lower rates of interest on the new debt, we expect interest expense to decrease in future periods as a result of this refinancing transaction.

Loss on Extinguishment of Debt
The Company recognized losses on extinguishment of debt of $5.5 million during the three months ended March 31, 2019 related to the refinancing of the CCWH Subordinated Notes and $96.3 million during the three months ended September 30, 2019 related to the partial redemption of the New CCWH Senior Notes and the refinancing of the CCWH Senior Notes and CCIBV Senior Notes. The Company did not extinguish any debt in 2018.
Loss on Due from iHeartCommunications
Pursuant to the Separation Agreement, the note payable by iHeartCommunications to the Company was canceled upon consummation of the Separation, and we received a recovery amount of approximately $149.0 million. This resulted in a $5.8 million loss recognized during the nine months ended September 30, 2019. Refer to the "Liquidity and Capital Resources" section of this MD&A below for more information.
 Other Expense, Net

Other expense, net, increased $21.0 million and $15.0 million during the three and nine months ended September 30, 2019, respectively, compared to the same periods of 2018 primarily due to increases in net foreign exchange losses recognized in connection with intercompany notes denominated in foreign currencies and costs incurred in 2019 in connection with the Separation from iHeartMedia.
Income Tax Expense
For periods prior to the Separation, our operations were included in a consolidated income tax return filed by iHeartMedia. However, for our financial statements, our provision for income taxes was computed as if we were to file separate consolidated federal income tax returns with our subsidiaries for all periods.

The effective tax rates for the three and nine months ended September 30, 2019 were (16.5)% and (17.6)%, respectively. The effective rate was primarily impacted by the valuation allowance recorded against deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company's ability to realize those assets in future periods.

The effective tax rates for the three and nine months ended September 30, 2018 were (13.4)% and (32.2)%, respectively. The effective rate was primarily impacted by the valuation allowance recorded against deferred tax assets resulting from net operating losses in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company's ability to realize those assets in future periods.

Americas Outdoor Advertising Results of Operations
Our Americas outdoor operating results were as follows:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2019	2018	Change	2019	2018	Change
Revenue	$328,250	$303,421	8.2%	$928,114	$859,190	8.0%
Direct operating expenses	137,065	131,241	4.4%	403,558	386,427	4.4%
SG&A expenses	55,400	49,247	12.5%	162,518	146,021	11.3%
Depreciation and amortization	37,653	39,783	(5.4)%	121,707	127,410	(4.5)%
Operating income	$98,132	$83,150	18.0%	$240,331	$199,332	20.6%

Three Months
Americas revenue increased $24.8 million during the three months ended September 30, 2019 compared to the same period of 2018. The largest driver was an increase in digital revenue from billboards and street furniture, which was driven by a combination of organic growth and the deployment of new digital displays. Increases in revenue from print billboards, transit displays and wallscapes also contributed to the growth in revenue. Americas digital revenue was $104.4 million during the three months ended September 30, 2019, including $79.5 million from billboards and street furniture, as compared to $88.8 million during the three months ended September 30, 2018, including $66.6 million from billboards and street furniture. Revenue generated from national sales comprised 40% of total revenue for each of the three months ended September 30, 2019 and 2018, while the remainder of revenue was generated from local sales.
 Americas direct operating expenses increased $5.8 million during the three months ended September 30, 2019 compared to the same period of 2018, primarily due to higher site lease expenses, including variable site lease expense related to higher revenue. Americas SG&A expenses increased $6.2 million during the three months ended September 30, 2019 compared to the same period of 2018, largely due to higher employee compensation expense, including variable incentive compensation.
Nine Months
Americas revenue increased $68.9 million during the nine months ended September 30, 2019 compared to the same period of 2018. The largest driver was an increase in digital revenue from billboards and street furniture, which was driven by a combination of organic growth and the deployment of new digital displays. Increases in revenue from airport displays (primarily driven by digital), print billboards, other transit displays and wallscapes also contributed to the growth in revenue. Americas digital revenue was $292.5 million during the nine months ended September 30, 2019, including $219.5 million from billboards and street furniture, as compared to $250.4 million during the nine months ended September 30, 2018, including $191.1 million from billboards and street furniture. Revenue generated from national sales comprised 40% and 38% of total revenue for the nine months ended September 30, 2019 and 2018, respectively, while the remainder of revenue was generated from local sales.
Americas direct operating expenses increased $17.1 million during the nine months ended September 30, 2019 compared to the same period of 2018, primarily due to higher variable site lease expenses related to higher revenue. Americas SG&A expenses increased $16.5 million during the nine months ended September 30, 2019 compared to the same period of 2018, largely due to higher employee compensation expense, including variable incentive compensation.

International Outdoor Advertising Results of Operations
Our International outdoor operating results were as follows:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2019	2018	Change	2019	2018	Change
Revenue	$325,197	$360,318	(9.7)%	$1,010,464	$1,114,927	(9.4)%
Direct operating expenses	221,091	230,440	(4.1)%	665,454	709,479	(6.2)%
SG&A expenses	73,762	79,550	(7.3)%	224,331	235,473	(4.7)%
Depreciation and amortization	34,373	36,627	(6.2)%	102,766	113,875	(9.8)%
Operating income (loss)	$(4,029)	$13,701	(129.4)%	$17,913	$56,100	(68.1)%

Three Months
International revenue decreased $35.1 million during the three months ended September 30, 2019 compared to the same period of 2018. Excluding the $14.4 million impact from movements in foreign exchange rates, International revenue decreased $20.7 million during the three months ended September 30, 2019 compared to the same period of 2018, primarily due to a $21.7 million decrease in China revenues due to weakening economic conditions. Clear Media Limited, our Chinese subsidiary, remains cautious about the operating environment in 2019 as uncertainty continues in China's overall economy. Non-renewal of contracts in certain countries, including Italy and Spain, also contributed to the decrease in revenue. These decreases were partially offset by increases in revenue from digital display expansion in various markets, particularly in the United Kingdom. International digital revenue was $88.1 million and $78.7 million for the three months ended September 30, 2019 and 2018, respectively. Excluding the $4.3 million impact from movements in foreign exchange rates, total digital revenue increased $13.7 million during the three months ended September 30, 2019 compared to the same period of 2018.
 International direct operating expenses decreased $9.3 million during the three months ended September 30, 2019 compared to the same period of 2018. Excluding the $9.8 million impact from movements in foreign exchange rates, International direct operating expenses increased $0.5 million during the three months ended September 30, 2019 compared to the same period of 2018. The increase was primarily due to higher site lease expenses in countries experiencing revenue growth, partially offset by lower site lease expenses in Italy and Spain due to non-renewal of contracts. International SG&A expenses decreased $5.8 million during the three months ended September 30, 2019 compared to the same period of 2018. Excluding the $3.2 million impact from movements in foreign exchange rates, International SG&A expenses decreased $2.6 million during the three months ended September 30, 2019 compared to the same period of 2018 largely due to decreased costs in Spain related to non-renewal of contracts.
Nine Months
International revenue decreased $104.5 million during the nine months ended September 30, 2019 compared to the same period of 2018. Excluding the $60.8 million impact from movements in foreign exchange rates, International revenue decreased $43.7 million during the nine months ended September 30, 2019 compared to the same period of 2018, primarily due to a $39.8 million decrease in China revenues due to weakening economic conditions. Non-renewal of contracts in certain countries, including Italy and Spain, also contributed to the decrease in revenue. These decreases were partially offset by increases in revenue from digital display expansion in various markets, particularly in the United Kingdom, and new contracts in Finland. International digital revenue was $250.6 million and $236.7 million for the nine months ended September 30, 2019 and 2018, respectively. Excluding the $15.1 million impact from movements in foreign exchange rates, total digital revenue increased $29.0 million during the nine months ended September 30, 2019 compared to the same period of 2018.
International direct operating expenses decreased $44.0 million during the nine months ended September 30, 2019 compared to the same period of 2018. Excluding the $40.6 million impact from movements in foreign exchange rates, International direct operating expenses decreased $3.4 million during the nine months ended September 30, 2019 compared to the same period of 2018. The decrease was primarily due to lower site lease expenses in Italy and Spain due to non-renewal of contracts, partially offset by higher site lease expenses in countries experiencing growth. International SG&A expenses decreased $11.1 million during the nine months ended September 30, 2019 compared to the same period of 2018. Excluding the $13.6 million impact from movements in foreign exchange rates, International SG&A expenses increased $2.5 million during the nine months ended September 30, 2019 compared to the same period of 2018. This increase was largely driven by increases in employee compensation expense, primarily due to favorable operating performance in the United Kingdom.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating income (loss):
Americas	$98,132	$83,150	$240,331	$199,332
International	(4,029)	13,701	17,913	56,100
Other operating income (expense), net	620	825	(1,632)	1,700
Impairment charges	(5,300)	(7,772)	(5,300)	(7,772)
Corporate and other (1)	(41,735)	(38,724)	(112,059)	(114,039)
Consolidated operating income	$47,688	$51,180	$139,253	$135,321

(1)	Corporate and other includes expenses related to Americas and International as well as overall executive, administrative and support functions.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

The following discussion highlights cash flow activities during the nine months ended September 30, 2019 and 2018:

(In thousands)	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used for):
Operating activities	$69,328	$120,427
Investing activities	$(134,313)	$(105,330)
Financing activities	$225,792	$19,175

Operating Activities
Net cash provided by operating activities was $69.3 million during the nine months ended September 30, 2019 compared to $120.4 million of net cash provided by operating activities during the nine months ended September 30, 2018. The decrease in net cash provided by operating activities was driven by a decrease in cash flows from net loss as adjusted for non-cash and non-operating items, partially offset by an increase in cash flows related to changes in working capital balances. Cash paid for interest during the nine months ended September 30, 2019 increased $22.5 million compared to the same period of 2018 primarily due to the refinancing of the 7.625% CCWH Subordinated Notes with the 9.25% New CCWH Senior Notes. Additionally, we paid $20.2 million during the three months ended September 30, 2019 to back a surety bond obtained in connection with one of our street furniture contracts.
Investing Activities
Net cash used for investing activities of $134.3 million during the nine months ended September 30, 2019 and $105.3 million during the nine months ended September 30, 2018 primarily reflected our capital expenditures of $139.7 million and $110.1 million in each of these periods, respectively.

•
Capital expenditures in our Americas segment primarily relate to constructing and sustaining our billboards and other out-of-home advertising displays, including digital boards. During the nine months ended September 30, 2019 and 2018, we had capital expenditures of $46.5 million and $50.2 million, respectively.

•
Capital expenditures in our International segment primarily relate to constructing and sustaining our street furniture and other out-of-home advertising displays, including digital displays. During the nine months ended September 30, 2019 and 2018, we had capital expenditures of $82.7 million and $57.5 million, respectively. The increase was primarily attributable to a new street furniture contract in Paris and the build-out of additional bus shelters in China.

•
Corporate capital expenditures of $10.5 million during the nine months ended September 30, 2019 were largely driven by the build-out of the new San Antonio office and IT infrastructure due to the Separation, while Corporate capital expenditures of $2.4 million during the nine months ended September 30, 2018 primarily related to equipment and software purchases.

Financing Activities
Net cash provided by financing activities of $225.8 million during the nine months ended September 30, 2019 primarily reflected:

•
Net transfers of $159.2 million in cash from iHeartCommunications, including $115.8 million of proceeds from the settlement of the Due from iHeartCommunications Note upon consummation of the Separation;

•	Proceeds from the issuance of mandatorily-redeemable preferred stock, net of fees and expenses, of $43.8 million; and

•
A net increase in cash of $33.5 million related to the Company's 2019 capital market transactions, including the refinancing of all of our outstanding long-term debt, the issuance of common stock and subsequent redemption of a portion of our outstanding debt, and related early redemption penalties and debt issuance costs. Refer to the "Anticipated Cash Requirements - Uses of Liquidity" section of this MD&A below for additional details.

Net cash provided by financing activities of $19.2 million during the nine months ended September 30, 2018 primarily reflected net transfers of $58.7 million in cash from iHeartCommunications, partially offset by cash dividends paid of $30.7 million.
Anticipated Cash Requirements
Sources of Liquidity
Our primary sources of liquidity are cash on hand, cash flow from operations, and our credit facilities.
As of September 30, 2019, we had $341.8 million of cash on our balance sheet, including $130.4 million of cash held outside the U.S. by our subsidiaries, a portion of which is held by non-wholly owned subsidiaries or is otherwise subject to certain restrictions and not readily accessible to us. Excess cash from our foreign operations may be transferred to our operations in the United States if needed to fund operations in the United States, subject to the foreseeable cash needs of our foreign operations. We could presently repatriate excess cash without a requirement to accrue or pay U.S. taxes as a result of significant deficits, as calculated for tax law purposes, in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital. Additionally, effective January 1, 2018, dividend distributions from our international subsidiaries are exempt from U.S. federal income tax.
On August 23, 2019, we entered into a $175.0 million New Revolving Credit Facility, and we replaced our existing receivables-based credit facility with a $125.0 million New Receivables-Based Credit Facility, rolling over all outstanding letters of credit. Both credit facilities are scheduled to mature in August 2024. As of September 30, 2019, the New Revolving Credit Facility was undrawn, and we had $62.3 million of letters of credit outstanding and $62.7 million of excess availability under the New Receivables-Based Credit Facility. Access to availability under our credit facilities is limited by the covenants relating to incurrence of secured indebtedness in the New CCWH Senior Notes Indenture.
Uses of Liquidity
Our primary uses of liquidity are for our working capital, capital expenditures, debt service, preferred stock, dividend payments and other funding requirements.
The primary driver of our capital expenditure requirements is the construction of new advertising structures, including the continued deployment of digital displays in accordance with our long-term strategy to digitize our network.
A substantial amount of our cash requirements is for debt service obligations. In 2019, we refinanced all of our outstanding long-term debt, resulting in a decrease in future cash interest payments and extended debt maturities. During the nine months ended September 30, 2019, we spent $293.4 million of cash on interest on our debt, excluding cash paid for dividends on mandatorily-redeemable preferred stock, and we anticipate having approximately $28.4 million of cash interest payment obligations in the fourth quarter of 2019 and $354.3 million in 2020.

•
On February 12, 2019, we refinanced all of our outstanding $2,200.0 million aggregate principal amount of 7.625% CCWH Subordinated Notes, which were scheduled to mature in March 2020, with $2,235.0 million aggregate principal amount of 9.25% New CCWH Senior Notes, which are scheduled to mature in February 2024.

•
On July 30, 2019, we issued 100 million shares of common stock in a public offering and, on August 22, 2019, used the net proceeds therefrom to redeem approximately $333.5 million aggregate principal amount of the New CCWH Senior Notes.

•
On August 23, 2019, we refinanced all of our outstanding $2,725.0 million aggregate principal amount of 6.5% CCWH Senior Notes, which were scheduled to mature in November 2022, and all of our outstanding $375.0 million aggregate principal amount of 8.75% CCIBV Senior Notes, which were scheduled to mature in December 2020, with $1,250.0 million aggregate principal amount of 5.125% New CCOH Senior Secured Notes, which are scheduled to mature in August 2027, and a $2,000.0 million New Term Loan Facility, which amortizes in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of such term loan, or $20.0 million beginning on December 31, 2019, with the balance being payable in August 2026.

As of September 30, 2019, we were in compliance with the covenants contained in our material financing agreements, and we had future debt maturities totaling $5.1 million, $20.3 million and $20.3 million in the fourth quarter of 2019, in 2020 and in 2021, respectively.
On May 1, 2019, the Company issued and sold 45,000 shares of mandatorily-redeemable Preferred Stock, for a cash purchase price and initial liquidation preference of $45.0 million.

•
Dividends on the Preferred Stock accrue daily at a rate based on the then-current liquidation preference and are payable in cash or added to the liquidation preference. On September 30, 2019, the Company paid a cash dividend of $1.5 million.

•
The Preferred Stock will be subject to mandatory redemption for an amount equal to the liquidation preference on May 1, 2029, unless waived by the holders, but we may redeem the Preferred Stock at our option before this date. As of September 30, 2019, the liquidation preference of the Preferred Stock was approximately $46.1 million, which includes the initial liquidation preference and undeclared dividends.

Trends and Uncertainties
Based on our current and anticipated levels of operations and conditions in the markets in which we operate, we believe that cash on hand, cash flows from operations, and borrowing capacity under our credit facilities (as reduced by restrictions in our financing agreements) will enable us to meet our working capital, capital expenditure, debt service, preferred stock, dividend payments and other funding requirements for at least the next 12 months. We believe our long-term plans, which include promoting outdoor media spending, capitalizing on our diverse geographic and product opportunities, and the continued deployment of digital displays, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements in the long term; however, our anticipated results are subject to significant uncertainty, and our ability to meet our funding requirements depends on our future operating performance, cash from operations, and our ability to manage our liquidity and obtain supplemental liquidity, if necessary. If we are unable to generate sufficient cash through our operations or obtain sources of supplemental liquidity, we could face substantial liquidity problems, which could have a material adverse effect on our financial condition and on our ability to meet our obligations.
Historically, our cash management arrangement with iHeartCommunications had been our only committed external source of liquidity; however, the intercompany arrangements with iHeartCommunications were terminated on May 1, 2019 as part of the Separation. Now that our business is separated from iHeartCommunications, we depend solely on our ability to generate cash, borrow under our credit facilities or obtain additional financing to meet our liquidity needs. Our significant interest payment obligations reduce our financial flexibility, make us more vulnerable to changes in operating performance and economic downturns generally, reduce our liquidity over time and could negatively affect our ability to obtain additional financing in the future. Subsequent to the Separation, we refinanced substantially all of our indebtedness, resulting in extended maturities and lower cash interest payments, and we obtained additional liquidity through the issuance of Preferred Stock and a public offering of common stock. In the future, we may need to obtain additional financing from banks or other lenders, through public offerings or private placements of debt or equity, through strategic relationships or other arrangements, or from a combination of these sources. There can be no assurance that financing alternatives will be available in sufficient amounts or on terms acceptable to us in the future due to market conditions, our financial condition, our liquidity constraints, our lack of history operating as a company independent from iHeartCommunications or other factors, many of which are beyond our control, and, even if financing alternatives are available to us, we may not find them suitable or at reasonable interest rates. In addition, the terms of our existing or future debt agreements may restrict us from securing financing on terms that are available to us at that time or at all.

We frequently evaluate strategic opportunities both within and outside our existing lines of business, and we expect from time to time to dispose of certain businesses and may pursue acquisitions. These dispositions or acquisitions could be material. Specifically, as we continue to focus on operational efficiencies that drive greater margin and cash flow, we will continue to review and consider opportunities to unlock shareholder value, which may include, among other things, potential asset or operational divestitures intended to deleverage and increase free cash flow.
Outstanding Indebtedness
As of September 30, 2019 and December 31, 2018, we had the following debt and mandatorily-redeemable preferred stock outstanding, cash and cash equivalents, and amounts due (to)/from iHeartCommunications:

(In millions)	September 30, 2019	December 31, 2018
Debt(1):
Term Loan Facility	$2,000.0	$—
Revolving Credit Facility	—	—
Receivables-Based Credit Facility	—	—
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes Due 2027	1,250.0	—
Clear Channel Worldwide Holdings 9.25% Senior Notes Due 2024	1,901.5	—
Clear Channel Worldwide Holdings 6.5% Senior Notes Due 2022	—	2,725.0
Clear Channel Worldwide Holdings 7.625% Senior Subordinated Notes Due 2020	—	2,200.0
Clear Channel International B.V. 8.75% Senior Notes Due 2020	—	375.0
Other debt	3.9	3.9
Original issue discount	(9.9)	(0.7)
Long-term debt fees	(58.5)	(25.8)
Total debt(1)	5,087.1	5,277.3
Mandatorily-redeemable preferred stock(2)	44.9	—
Due to iHeartCommunications(3)	—	21.6
Less: Cash and cash equivalents	(341.8)	(182.5)
Less: Due from iHeartCommunications(3)	—	(154.8)
	$4,790.2	$4,961.7
Due to rounding, totals may not equal the sum of the line items in the table above.

(1)	Refer to Note 5 to the Consolidated Financial Statements located in Item 1 of this Quarterly Report on Form 10-Q for detailed information about our outstanding debt.

(2)	Refer to Note 10 to the Consolidated Financial Statements located in Item 1 of this Quarterly Report on Form 10-Q for detailed information about our mandatorily-redeemable preferred stock.

(3)
Upon consummation of the Separation on May 1, 2019, the intercompany notes and accounts between the Outdoor Group and the iHeart Group were settled, terminated and canceled. Pursuant to the Settlement Agreement, we recovered approximately $149.0 million on the Due from iHeartCommunications Note. Refer to Note 7 to the Consolidated Financial Statements located in Item 1 of this Quarterly Report on Form 10-Q for more details.

We may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Commitments and Contingencies
We are currently involved in certain legal proceedings arising in the ordinary course of business and, as required, have accrued an estimate of the probable costs for the resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. Refer to Note 6 to the Consolidated Financial Statements located in Item 1 of this Quarterly Report on Form 10-Q for additional information.
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
Foreign Currency Exchange Rate Risk
We have operations in countries throughout the world. Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported net losses of $64.0 million and $106.2 million for the three and nine months ended September 30, 2019. We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net losses for the three and nine months ended September 30, 2019 by $6.4 million and $10.6 million, respectively. A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three and nine months ended September 30, 2019 would have increased our net losses for the same periods by a corresponding amount.
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

CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such difference could be material. Management believes that certain accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. These critical accounting estimates, management's judgments and assumptions, and the effect if actual results differ from these assumptions are described under Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2018.
The Company performs its annual impairment tests on indefinite-lived intangible assets and goodwill as of July 1 of each year; as such, we have updated the description of our critical accounting estimates for the annual impairment tests that were performed as of July 1, 2019, as follows:
Annual Impairment Tests
Indefinite-lived Intangible Assets
Indefinite-lived intangible assets, such as our billboard permits, are reviewed annually for possible impairment using the direct valuation method as prescribed in ASC 805-20-S99. Under the direct valuation method, the estimated fair value of the indefinite-lived intangible assets is calculated at the market level as prescribed by ASC 350-30-35, and it is assumed that rather than acquiring indefinite-lived intangible assets as a part of a going concern business, the buyer hypothetically obtains indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase that are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flows model to calculate the value that is directly attributable to the indefinite-lived intangible assets. Our key assumptions using the direct valuation method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry-normalized information representing an average asset within a market.
We performed our annual impairment test in accordance with ASC 350-30-35 as of July 1, 2019, resulting in an impairment charge of $5.3 million related to permits in one market in our Americas segment. In determining the fair value of our billboard permits, the following key assumptions were used:

•	Industry revenue growth forecasts used for the initial four-year period, which varied by market, ranged between 2.5% and 3.8%;

•	Revenue growth beyond the initial four-year period was assumed to be 3.0%;

•	Revenue was grown over a build-up period, reaching maturity by the second year;

•	Operating margins gradually climb to the industry average margin (as high as 55.9%, depending on market size) by the third year; and

•	Discount rate was assumed to be 8.0%.
While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the fair value of our indefinite-lived intangible assets, it is possible that a material change could occur. If future results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future. The following table shows the decrease in the fair value of our indefinite-lived intangible assets that would result from decreases of 100 basis points in our discrete and terminal period revenue growth rate and profit margin assumptions and an increase of 100 basis points in our discount rate assumption:

(In thousands)	Revenue growth rate	Profit margin	Discount rate
Decrease in fair value of:	(100 basis point decrease)	(100 basis point decrease)	(100 basis point increase)
Billboard permits	$(1,132,500)	$(181,900)	$(1,112,600)

The estimated fair value of our billboard permits at July 1, 2019 was $4.2 billion while the carrying value was $1.0 billion, and the estimated fair value of our billboard permits at July 1, 2018 was $3.9 billion while the carrying value was $1.0 billion.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We test goodwill at interim dates if events or changes in circumstances indicate that goodwill might be impaired. The fair value of our reporting units is used to apply value to the net assets of each reporting unit. To the extent that the carrying amount of net assets would exceed the fair value, an impairment charge is recorded. The discounted cash flow approach that we use for valuing goodwill as part of the impairment testing approach involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate. Terminal values are also estimated and discounted to their present value.
On July 1, 2019, we performed our annual impairment test in accordance with ASC 350-30-35, resulting in no impairment of goodwill. In determining the fair value of our reporting units, we used the following assumptions:

•
Expected cash flows underlying our business plans for the periods 2019 through 2023, which are based on detailed, multi-year forecasts performed by each of our operating segments and reflect the advertising outlook across our businesses;

•	Cash flows beyond 2023 are projected to grow at a perpetual growth rate, which we estimated at 3.0%; and

•	In order to risk-adjust the cash flow projections in determining fair value, we utilized a discount rate of approximately 7.5% to 10.0% for each of our reporting units.
Based on our annual assessment using the assumptions described above, a hypothetical 10% reduction in the estimated fair value in each of our reporting units would not result in a material impairment condition.
While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the estimated fair value of our reporting units, it is possible a material change could occur. If future results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future. The following table shows the decrease in the fair value of each of our reportable segments that would result from decreases of 100 basis points in our discrete and terminal period revenue growth rate and profit margin assumptions and an increase of 100 basis points in our discount rate assumption:

(In thousands)	Revenue growth rate	Profit margin	Discount rate
Decrease in fair value of reportable segment:	(100 basis point decrease)	(100 basis point decrease)	(100 basis point increase)
Americas	$(780,000)	$(180,000)	$(730,000)
International	$(300,000)	$(230,000)	$(270,000)
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

•	changes in labor conditions and management;

•	the impact of future dispositions, acquisitions and other strategic transactions;

•	legislative or regulatory requirements;

•	regulations and consumer concerns regarding privacy and data protection;

•	a breach of our information security measures;

•	increases in tax rates or changes in tax laws or regulations;

•	restrictions on outdoor advertising of certain products;

•	capital expenditure requirements;

•	fluctuations in exchange rates and currency values;

•	risks of doing business in foreign countries;

•	new or increased tariffs or unfavorable changes in trade policy;

•	the risk that we may be more susceptible to adverse events following the Separation;

•	the risk that we may be unable to replace the services iHeartCommunications provided us in a timely manner or on comparable terms;

•	the risk that the Separation may result in unfavorable tax consequences for us and impair our ability to utilize our federal income tax net operating loss carryforwards in future years;

•	the impact of our substantial indebtedness, including the effect of our leverage on our financial position and earnings;

•	the ability of our subsidiaries to dividend or distribute funds to us in order for us to repay our debts;

•	the restrictions contained in the agreements governing our indebtedness and our Preferred Stock limiting our flexibility in operating our business;

•	the effect of analyst or credit ratings downgrades; and

•	certain other factors set forth in our other filings with the SEC.
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

ITEM 4.  CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 at the reasonable assurance level.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Although we are involved in a variety of legal proceedings in the ordinary course of business, a large portion of our litigation arises in the following contexts: commercial disputes, misappropriation of likeness and right of publicity claims, employment and benefits related claims, governmental fines, intellectual property claims, and tax disputes.
Stockholder Litigation

On May 9, 2016, a stockholder of the Company filed a derivative lawsuit in the Court of Chancery of the State of Delaware (the “Delaware Chancery Court”), captioned GAMCO Asset Management Inc. v. iHeartMedia Inc. et al., C.A. No. 12312-VCS. The complaint named as defendants iHeartCommunications, the Company’s indirect parent company prior to the Separation; iHeartMedia, the parent company of iHeartCommunications; Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the “Former Sponsor Defendants”), iHeartMedia’s pre-bankruptcy private equity sponsors and pre-bankruptcy majority owners; and the members of the Company’s board of directors. The Company also was named as a nominal defendant. The complaint alleged that the Company had been harmed by the intercompany agreements with iHeartCommunications, the Company’s lack of autonomy over its own cash and the actions of the defendants in serving the interests of iHeartMedia, iHeartCommunications and the Former Sponsor Defendants to the detriment of the Company and its minority stockholders. The plaintiff sought, among other things, a ruling that the defendants breached their fiduciary duties to the Company and that iHeartMedia, iHeartCommunications and the Former Sponsor Defendants aided and abetted the board of directors’ breaches of fiduciary duty; rescission of payments to iHeartCommunications and its affiliates pursuant to dividends declared in connection with the offering of the CCIBV Senior Notes and the sales of certain outdoor markets in the U.S.; and an order requiring iHeartMedia, iHeartCommunications and the Former Sponsor Defendants to disgorge all profits they have received as a result of the alleged fiduciary misconduct.
On July 20, 2016, the defendants filed a motion to dismiss plaintiff's verified stockholder derivative complaint for failure to state a claim upon which relief can be granted. On November 23, 2016, the Delaware Chancery Court granted the defendants’ motion to dismiss all claims brought by the plaintiff. On December 19, 2016, the plaintiff filed a notice of appeal of the ruling. The oral hearing on the appeal was held on October 11, 2017. On October 12, 2017, the Supreme Court of Delaware affirmed the lower court's ruling, dismissing the case.
On December 29, 2017, another stockholder of the Company filed a derivative lawsuit (the "Norfolk Lawsuit") in the Delaware Chancery Court captioned Norfolk County Retirement System, v. iHeartMedia, Inc., et al., C.A. No. 2017-0930-JRS. The complaint names as defendants iHeartMedia, iHeartCommunications, the Former Sponsor Defendants, and the members of the Company's board of directors. The Company is named as a nominal defendant. The complaint alleges that the Company has been harmed by the Company Board’s November 2017 decision to extend the maturity date of the intercompany revolving note (the “Third Amendment”) at what the complaint describes as far-below-market interest rates. The plaintiff sought, among other things, a ruling that the defendants breached their fiduciary duties to the Company, a modification of the Third Amendment to bear a commercially reasonable rate of interest, and an order requiring disgorgement of all profits, benefits and other compensation obtained by the defendants as a result of the alleged breaches of fiduciary duties.
On March 7, 2018, the defendants filed a motion to dismiss the plaintiff's verified derivative complaint for failure to state a claim upon which relief can be granted. On March 16, 2018, iHeartMedia filed a Notice of Suggestion of Pendency of Bankruptcy and Automatic Stay of Proceedings. On May 4, 2018, the plaintiff filed its response to the motion to dismiss. On June 26, 2018, the defendants filed a reply brief in further support of their motion to dismiss. Oral argument on the motion to dismiss was held on September 20, 2018.

On August 27, 2018, the same stockholder of the Company that had filed a derivative lawsuit against iHeartMedia and others in 2016 (GAMCO Asset Management Inc.) filed a putative class action lawsuit (the "GAMCO II Lawsuit") in the Delaware Chancery Court, captioned GAMCO Asset Management, Inc. v. Hendrix, et al., C.A. No. 2018-0633-JRS. The complaint names as defendants the Former Sponsor Defendants and the members of the Company’s board of directors. The complaint alleges that minority shareholders in the Company during the period November 8, 2017 to March 14, 2018 were harmed by decisions of the Company's board of directors and the intercompany note committee of the board of directors relating to the intercompany note. The plaintiff sought, among other things, a ruling that the Company's board of directors, the intercompany note committee, and the Sponsor Defendants breached their fiduciary duties and that the Sponsor Defendants aided and abetted the Board’s breach of fiduciary duty, as well as an award of damages, together with pre- and post-judgment interests, to the putative class of minority shareholders.
On December 16, 2018, the Debtors, the Company, GAMCO Asset Management, Inc., and Norfolk County Retirement System entered into a settlement agreement (the "Settlement Agreement"), which resolves all claims, objections, and other causes of action that have been or could be asserted by or on behalf of the Company, GAMCO Asset Management, Inc., and/or Norfolk County Retirement System by and among the Debtors, the Company, GAMCO Asset Management, Inc., certain individual defendants in the GAMCO Asset Management, Inc. action and/or the Norfolk County Retirement System action, and the private equity sponsor defendants in such actions. The Settlement Agreement provides for the consensual separation of iHeartMedia and certain of its subsidiaries, including iHeartCommunications, (collectively, the "Debtors") and the Company; approximately $149.0 million of recovery to CCOH on account of its claim against iHeartCommunications in the Chapter 11 cases; an unsecured revolving line of credit in an aggregate amount not to exceed $200 million from iHeartCommunications (the “iHeartCommunications Line of Credit”); the transfer of certain of the Debtors’ intellectual property to the Company; the waiver by the Debtors of the setoff for the value of the transferred intellectual property; mutual releases; the termination of the cash sweep under the existing Corporate Services Agreement; the termination of any agreements or licenses requiring royalty payments from the Company to the Debtors for trademarks or other intellectual property; the waiver of any post-petition amounts owed by the Company relating to such trademarks or other intellectual property; and the execution of a new transition services agreement and other separation documents. The Settlement Agreement was approved by the Bankruptcy Court and the United States District Court for the Southern District of Texas in connection with the confirmation of the iHeartMedia Chapter 11 Cases on January 22, 2019. On May 1, 2019, the Debtors' plan of reorganization went effective, and the Norfolk Lawsuit and GAMCO II Lawsuit were each subsequently dismissed with prejudice.
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

Italy Investigation
During the three months ended June 30, 2018, the Company identified misstatements associated with VAT obligations in its business in Italy, which resulted in an understatement of its VAT obligation. These misstatements resulted in an understatement of other long-term liabilities of $16.9 million as of December 31, 2017. The effect of these misstatements is reflected in the historical financial statements in the appropriate periods. Upon identification of these misstatements, the Company undertook certain procedures, including a forensic investigation. In addition, the Company voluntarily disclosed the matter and findings to the Italian tax authorities in order to commence a discussion on the appropriate calculation of the VAT position. The current expectation is that the Company may have to repay to the Italian tax authority a substantial portion of the VAT previously applied as a credit in relation to the transactions under investigation, amounting to approximately $17 million, including estimated possible penalties and interest. The Company made a payment of approximately $6.9 million, net of VAT recoverable, during the fourth quarter of 2018 and expects to pay the remainder during the last quarter of 2019 or the first half of 2020. The ultimate amount to be paid may differ from the estimates, and such differences may be material.
ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors disclosed under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, as updated and supplemented by the risk factors disclosed under Part II, Item 1A, "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our purchases of shares of our common stock made during the quarter ended September 30, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	6,045	$4.65	—	$—
August 1 through August 31	—		—	—
September 1 through September 30	11,894	2.72	—	—
Total	17,939	$3.37	—	$—

(1)
The shares indicated consist of shares of our common stock tendered by employees to us during the three months ended September 30, 2019 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
4.1
Supplemental Indenture, dated as of May 1, 2019, by and among Clear Channel Worldwide Holdings, Inc., Clear Channel Outdoor Holdings, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee with respect to the 9.25% Senior Notes due 2024 (incorporated by reference to Exhibit 4.4 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on May 2, 2019).

4.2*	Second Supplemental Indenture, dated as of August 23, 2019, by and among certain subsidiary guarantors and U.S. Bank National Association, as trustee with respect to the 9.25% Senior Notes due 2024
4.3
Indenture, dated as of August 23, 2019, by and among Clear Channel Outdoor Holdings, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee and as collateral agent, governing the 5.125% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on August 23, 2019).

4.4	Form of 5.125% Senior Secured Notes due 2027 (incorporated by reference to Exhibit A to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on August 23, 2019).
10.1†
Credit Agreement, dated as of August 23, 2019, by and among Clear Channel Outdoor Holdings, Inc., as the borrower, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, the syndication agent party thereto, the co-documentation agents party thereto, the lenders party thereto, and the joint lead arrangers and joint bookrunners for the Term B Facility and Revolving Credit Facility party thereto (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on August 23, 2019).

10.2
First Lien Intercreditor Agreement, dated as of August  23, 2019, by and among Clear Channel Outdoor Holdings, Inc., as borrower, the subsidiaries of the borrower from time to time party thereto, Deutsche Bank AG New York Branch, as administrative agent and collateral agent for the Credit Agreement Secured Parties, U.S. Bank National Association, as Notes Collateral Agent, as the Additional Collateral Agent and as Notes Trustee, and each additional authorized representative from time to time party thereto (incorporated by reference to Exhibit 10.2 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on August 23, 2019).

10.3†
ABL Credit Agreement, dated as of August 23, 2019, by and among Clear Channel Outdoor Holdings, Inc., as the parent borrower, the subsidiaries listed therein, as borrowers, Deutsche Bank AG New York Branch, as administrative agent, collateral agent, swingline lender and L/C issuer, the other lenders and L/C issuers party thereto, the joint lead arrangers and bookrunners party thereto and the co-documentation agents party thereto (incorporated by reference to Exhibit 10.3 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on August 23, 2019).

10.4
ABL Intercreditor Agreement, dated as of August  23, 2019, by and among Clear Channel Outdoor Holdings, Inc., as parent borrower, the grantors from time to time party thereto, Deutsche Bank AG New York Branch, as ABL Agent and as Cash Flow Agent, U.S. Bank National Association, as Notes Collateral Agent, and each additional fixed assets debt agent from time to time party thereto (incorporated by reference to Exhibit 10.4 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on August 23, 2019).

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files.
__________________

†	Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.

*	Filed herewith.

**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

November 6, 2019	/s/ JASON A. DILGER
Jason A. Dilger
Chief Accounting Officer