Form 10-K
period 2019-12-31
Clear Channel Outdoor Holdings, Inc.
filed 2020-02-27
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019, OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                          TO

Commission File Number 001-32663

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware			88-0318078
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

4830 North Loop 1604 West,	Suite 111
San Antonio,	Texas	78249	(210)	547-8800
(Address of principal executive offices, including zip code)			(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, $0.01 par value per share	CCO	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒       Accelerated filer   ☐    Non-accelerated filer ☐       Smaller reporting company   ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or reviews financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of June 28, 2019, the aggregate market value of the common stock beneficially held by non-affiliates of the registrant was approximately $1.4 billion based on the closing sales price of the common stock as reported on the New York Stock Exchange.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No  ☐
On February 24, 2020, there were 466,419,752 outstanding shares of common stock (excluding 504,650 shares held in treasury).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Form 10-K.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I
ITEM 1.  BUSINESS
Overview of our Business
Clear Channel Outdoor Holdings, Inc. (the "Company", "we" or "us"), a Delaware corporation, is one of the world's largest outdoor advertising companies and the only global outdoor advertising company with scaled presence in the United States ("U.S.") and Europe. With more than 460,000 advertising displays (including airport structures) spanning 32 countries, we deliver our clients’ marketing campaigns internationally, nationally and locally by providing them with access to billboards, street furniture displays, transit displays and other out-of-home advertising displays in many of the most desirable markets across the globe.
Through our extensive display inventory and technology-based enhancements, we have the ability to deliver innovative, effective marketing campaigns for advertising partners globally, in their target markets. In the U.S., we are present in 43 out of the top 50 designated market areas (“DMAs”), as well as all top 20 DMAs. Internationally, our primary portfolio spans 22 countries across Europe, Asia and Latin America and is focused on densely populated metropolitan areas. Our large, diverse portfolio of assets connects brands with the people they want to reach, with ideas that enlighten, entertain and influence them, and our broad portfolio gives us exposure to a range of macro-economic, regulatory and media environments.
Our business model focuses on building strong customer relationships and leveraging our diverse global assets to provide customized advertising solutions. As part of our long-term strategy, we are transforming the way we do business by applying cutting-edge technology to the outdoor advertising experience, including continuing our expansion of digital displays. We believe that with our reach, technology and global asset base, we can provide our clients with a more effective method to reach their audiences and deliver their messages in an impactful manner compared to other traditional advertising mediums. Further, we believe our Separation (as defined below) from iHeartMedia, Inc. (“iHeartMedia”), our former parent company, provides us with the flexibility and stability to continue to invest in the transformation of the out-of-home industry and the ability to better focus on maintaining our leading market position in out-of-home.
Our portfolio primarily consists of the following advertising structures:

•	print billboards, which are a recognizable medium for delivering big brand messages with broad reach;

•	digital billboards, usually in high traffic commercial areas, which may display advertisements for multiple customers and can change messages throughout the course of a day;

•	street furniture displays, the largest element of our international portfolio, which generally focus on urban city centers;

•	transit displays, such as bus and rail displays, which provide high profile exposure throughout communities;

•	airport displays, which target travelers with high “dwell times” and multiple exposures for high frequency campaigns; and

•
spectaculars and wallscapes, which are high-profile, high-impact advertising structures erected in mass consumer locations, such as Times Square and Sunset Boulevard, designed to attract maximum attention.

Our Industry
We believe out-of-home advertising enjoys a strong and unique position in the media mix, offering advertisers an opportunity to reach consumers when they are out of the home and close to making purchase decisions through a cost-effective advertising medium.
Out-of-home has the broadest reach among all forms of media, reaching more adults in the U.S. on a weekly basis than radio, TV and the Internet, according to data provided by Scarborough Research. We reach our audience while they are on the move through billboards, transit displays and street furniture located in major commuter and other locations such as airports, bus networks and railways. With the growth of digital media and the use of data, advertisers can build on this location-targeting ability and alter advertising messages based on environmental conditions, including time of day and weather, making them all the more relevant and effective to their target audience.

Since the inception of the Internet, other traditional media has faced the challenge of online content migration, which has fragmented their audiences and reduced their reach. Out-of-home, on the other hand, has seen its audience grow through increased urbanization and increased time spent out of the home, in particular, benefiting from the development and worldwide use of the mobile phone. As a consequence, traditional forms of media have lost market share of ad spend, while out-of-home has seen healthy growth. According to data published by Magna Global in December 2019, global revenues in the out-of-home sector are expected to grow at a 4.4% compounded annual growth rate from 2020 to 2024, significantly faster than other traditional mediums.
The out-of-home sector in the U.S., particularly billboards, is subject to governmental regulation at the federal, state and local levels, which provides stability to our market position and protects margins. In other advertising locations within the domestic U.S. market (such as airports, other transit hubs or shopping malls) and in international markets, barriers to entry arise due to the complexity of operating major advertising concessions in these environments. We have developed long-standing municipality and other landlord partner relationships across our markets with long-term contracts and strong forward visibility, and we believe we can leverage our expertise to continue to expand our business.
Our Vision
Our vision is to create a unique, mass-reach, global media platform that delivers our clients' messages across our distinctive portfolio of digital and traditional displays. We believe out-of-home has opportunities to further improve its value proposition and capture an even greater share of the global advertising market, and part of our vision is to make out-of-home as easy to plan, buy and measure as an online campaign, but with increased impact and reduced brand risk. The key pillars of our vision are:

•
Growing the out-of-home medium. Our strategy is, first and foremost, to grow out-of-home's share of total media spend by leading the technology-driven transformation of the medium (as described further under "Technological leadership" below) and to grow our share of total out-of-home spending by leveraging our distinctive global asset base and operations in key markets with strong demographic strengths.

•
Technological leadership. Technological advances continue to transform the out-of-home sector and drive growth in the medium overall. We seek to leverage our leadership position in technology and data in out-of-home to enhance out-of-home's core proposition through digital displays, making the medium even more flexible and creative to draw consumer interest; to make out-of-home advertisements even easier to plan and buy; and to provide customers with proof of campaign delivery and return on investment.

•
Customer focus. We enable advertisers to engage with consumers through innovative advertising solutions that deliver results by putting our portfolio to work in smart and distinctive ways, including differentiating our products through innovation, sales and service. We seek to further develop our sales excellence by using sophisticated revenue management tools to optimize the yield of our asset base and our distinctive global presence to build relationships with key global advertisers across our portfolio, and we are focused on developing our networks of locations into compelling propositions by selling the audience attributes rather than the individual display.

•
Opportunistic expansion. We intend to leverage our strong operational performance to optimize our capital structure post-Separation, pursue opportunities for acquisitions in a fragmented marketplace and exploit potential for portfolio expansion with acquisitions benefiting from our technology platform.

Our Strategies
Promote outdoor media spending.
Given the attractive industry fundamentals of outdoor media and the depth and breadth of our relationships with advertisers, we believe we can drive outdoor advertising's share of total media spending by using executive, marketing and dedicated sales teams to highlight the value of outdoor advertising relative to other media. As part of our effort to promote growth in outdoor advertising’s share of total media, we are focusing on developing and implementing improved outdoor audience delivery measurement systems to provide advertisers with tools to plan their campaigns and determine how effectively their message is reaching the desired audience.
Our Americas business is at the forefront of integrating out-of-home media with data analytics and attribution, and we have made and continue to make significant investments in research tools like Clear Channel Outdoor RADAR ("RADAR") with mobile insights from third-party providers. RADAR is the industry’s first suite of campaign planning, amplification and attribution solutions that utilizes aggregated and anonymized mobile insights to help brands reach desired audiences, reengage these audiences across other media platforms, and measure what happens after someone is exposed to an advertisement on printed and digital displays. RADAR offers advertisers an easier way to unlock the value of out-home by applying the same approach from the online world to the physical world’s largest screens. In addition, we are experimenting with integrated social and mobile campaigns and Augmented Reality as supplements to our core medium.

Continued digitization of our portfolio and capabilities.
We were an early adopter of digital displays, and we continue to invest opportunistically in digital conversion both domestically and internationally. Digitization of the asset base provides highly attractive economics and has been a proven driver of growth in the out-of-home sector and for us, in particular. We believe we have established leadership in unlocking the full benefits of a digital portfolio, including improving salesforce capability; developing sophisticated pricing and packaging, campaign delivery, and measurement tools; developing flexible propositions, which allow us to change content by time of day and quickly change messaging based on advertisers’ needs; and automation.
As of December 31, 2019, we had more than 17,000 digital displays worldwide, and revenue from digital displays amounted to approximately 29% of our total revenue for the year ended December 31, 2019, up from 26% for the year ended December 31, 2018. According to data published by Magna Global in December 2019, the digital out-of-home sector is expected to grow at a 13.0% compounded annual growth rate from 2020 to 2024, and we hope to capture a significant share of this growth. A core element of our capital allocation strategy focuses on the continued digitization of our displays. We believe digital display technology opens out-of-home to new advertisers, increases spend from brands that already advertise with us, and enables yield maximization.
Improving our programmatic platform.
    We intend to focus on our programmatic efforts to further develop automated sales technology to introduce ease and efficiency to the out-of-home sales process. Historically, out-of-home campaigns have been relatively hard to buy, with a fragmented media owner landscape, long lead times and relatively inflexible display periods. With continued digitization, we are also able to leverage technology for ad-buying, and we have become an industry leader in providing clients with a flexible buying model via a real-time, biddable digital out-of-home marketplace solution. This marketplace allows potential buyers to bid on elements of our inventory that meet their requirements, and the inventory is sold to the highest bidder that meets the conditions set by us. Still in its early stages, but delivering real functionality and revenues, our programmatic platform enables marketers to buy our out-of-home inventory in audience-based packages, giving them the ability to manage their campaigns on a self-service basis. We believe programmatic buying empowers our clients with a level of flexibility closest to online platforms among traditional mediums, and we intend to focus on our programmatic efforts to further develop automated sales technology to introduce ease and efficiency to the out-of-home sales process. The objective is to both target “new” media dollars from digital and mobile markets and to make our medium easier to buy so that we can continue to capture advertising dollars from declining traditional media.
Investing in data and analytics technologies.
Out-of-home has historically also suffered from less measurability than some of its peers, both in terms of the specific audience that views a campaign and the attribution of post-exposure activity. However, digitization, programmatic buying, and the pervasive presence of smartphones and other mobile devices generates an enormous amount of data, and our investments in data and analytics over the last several years have allowed us to use anonymous mobile location data to deliver powerful insights for our U.S. clients’ campaigns through our suite of RADAR products. The insights RADAR provides, in conjunction with flexible ad-buying, can enable our clients to deliver highly customized, targeted and measurable out-of-home campaigns. Over the last several years, we have developed and hired talent with the goal of redefining how outdoor media is bought and sold. Our teams work closely with clients, advertising agencies and other diversified media companies to develop more sophisticated approaches to delivering messages to the right audience in the right location at the right time. Further, we believe we can drive revenue growth by continuing to improve audience and third-party data to make campaigns more relevant, and by utilizing sophisticated tools to unlock value in revenue management and campaign optimization.
By providing our clients with industry-leading measurement tools for optimization of end-to-end out-of-home campaigns, RADAR is helping us to demonstrate the value of out-of-home and positioning us as an industry innovator and a true partner to our clients. We believe we can drive revenue growth by continuing to improve audience insights and data solutions to make campaigns more relevant and by utilizing sophisticated tools to unlock value in revenue management and campaign optimization.
Pursuing opportunistic transactions.
We are focused on growing our relevance to our advertising customers by continuously optimizing our portfolio and targeting investments in our existing markets or expanding to new markets. We frequently evaluate potential merger and acquisition situations, and we have, in many cases, identified opportunities to capture synergies, to achieve network effects or to expand into new markets. We plan to opportunistically acquire companies, assets and technologies that fit in with our long-term strategy and vision. We believe our technology development efforts complement our mergers and acquisitions strategy, as we develop tools and systems to effectively integrate our acquisitions into our technology platform.

Our Business
We have two reportable business segments, Americas outdoor advertising (“Americas”) and International outdoor advertising (“International”), which represented 47% and 53% of our 2019 revenue, respectively. Our Americas segment consists of operations primarily in the U.S., and our International segment consists of operations primarily in Europe, Asia and Latin America.
Americas Outdoor Advertising
Overview
We are one of the largest outdoor advertising companies in the U.S., with operations in 43 of the 50 largest U.S. markets, including all of the top 20 DMAs, and reaching more U.S. adults monthly in the top 10 DMAs than any other out-of-home company. Our Americas segment generated 47%, 44% and 45% of our revenue in 2019, 2018 and 2017, respectively.
Americas revenue, which is generated through both local and national sales channels, is derived from the sale of advertising copy placed on our printed and digital displays, consisting primarily of billboards, transit displays, street furniture, and spectaculars and wallscapes. As of December 31, 2019, we had approximately 74,000 advertising displays in the Americas, of which more than 1,700 were digital displays. Our footprint is protected by significant barriers to entry for traditional large format roadside advertising, as well as the strong working relationships required with landlords and local governments. In 2019, the top five client categories in our Americas outdoor segment were business services, retail, media, healthcare/medical and banking/financial services. No single advertising market in the U.S. and no advertising category represented greater than 12% and 9%, respectively, of our Americas revenue during the year ended December 31, 2019.
Our Americas business is focused on metropolitan areas with dense populations where our portfolio of assets provides advertisers with compelling opportunities to reach a mass audience in a cost-effective way, and the scale of our advertising networks enables us to deliver highly targeted campaigns based on the specific audience delivered by individual panels. The majority of our Americas revenue is from large billboards, referred to as bulletins, both print and digital, which are generally located along major expressways, primary commuting routes and main intersections that are highly-visible and heavily-trafficked. We believe that the buying decision for our customers is based on the strength of the out-of-home advertising solutions we can offer, which is a product of both our assets and the way we price, package and market to customers. We seek to capitalize on our Americas network and diversified product mix to maximize revenue. Our strategy focuses on leveraging our diversified product mix and long-standing presence in our existing markets as well as pursuing the technology of digital displays, which provides us with the ability to launch new products and test new initiatives in a reliable and cost-effective manner.
Competition
The outdoor advertising industry in the Americas is fragmented, consisting of several large companies involved in outdoor advertising, such as Outfront Media, Inc. and Lamar Advertising Company, as well as numerous smaller and local companies operating a limited number of displays in a single market or a few local markets. Outdoor advertising companies compete primarily based on ability to reach consumers, which is driven by location of the display. While location, price and availability of displays are important competitive factors, we believe that providing quality customer service and establishing strong client relationships are also critical components of sales. We have long-standing relationships with a diversified group of advertising brands and agencies that allow us to diversify client accounts and establish continuing revenue streams.
We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, mobile, social media, online and other forms of advertisement. According to data published by Magna Global in December 2019, outdoor advertising accounts for approximately 6% of the advertising market in the U.S., excluding search advertising.

Sources of Revenue
The following table shows the approximate percentage of revenue derived from each category for our Americas segment:

	Year Ended December 31,
	2019	2018	2017
Billboards:
Bulletins	60%	61%	60%
Posters	11%	11%	11%
Transit displays	17%	16%	17%
Street furniture displays	4%	4%	4%
Spectaculars/wallscapes	4%	4%	4%
Other(1)	4%	4%	4%
Total	100%	100%	100%

(1)	Includes production revenue and other non-advertising revenue.
Approximately 32% and 30% of our total Americas revenues during 2019 and 2018, respectively, were from digital displays.
Our advertising rates are based on a number of different factors including location, competition, size of display, illumination, market and gross rating points. Gross rating points are the total number of impressions delivered, expressed as a percentage of a market population, of a display or group of displays. The number of impressions delivered by a display is measured by Geopath, the independent, non-profit organization that provides audience measurement for the out-of-home industry. Geopath leverages a range of dynamic data sources, including anonymous location and trip data from hundreds of millions of connected vehicles and smartphones, to understand the number of people passing a display during a defined period of time, along with insights into their demographic characteristics. The margins on our billboard contracts, which comprise approximately two-thirds of our display revenues, tend to be higher than those on contracts for other displays due to their greater size, impact and location along major roadways that are highly trafficked.
Billboards. Our billboard inventory primarily includes bulletins and posters.

•
Bulletins. Bulletins vary in size, with the most common size being 14 feet high by 48 feet wide. Digital bulletins display static messages that resemble standard printed bulletins when viewed, but also allow advertisers to change messages throughout the course of a day and may display advertisements for multiple customers. Our digital displays are linked through centralized systems to instantaneously and simultaneously change advertising copy as needed.  Because of their greater size, impact and high-frequency of advertising changes, we typically receive our highest rates for digital bulletins. Almost all of the advertising copy displayed on printed bulletins is computer printed on vinyl and transported to the bulletin where it is secured to the display surface. Bulletins generally are located along major expressways, primary commuting routes and main intersections that are highly visible and heavily trafficked.  Our clients may contract for individual bulletins or a network of bulletins, meaning the clients’ advertisements are rotated among bulletins to increase the reach of the campaign. Our client contracts for bulletins, either printed or digital, generally have terms ranging from four weeks to one year.

•
Posters. Printed posters can vary in size but are commonly approximately 11 feet high by 23 feet wide, and the printed junior posters are approximately 5 feet high by 11 feet wide. Digital posters are available in addition to the traditional poster-size and junior poster-size. Similar to digital bulletins, digital posters display static messages that resemble standard printed posters when viewed and are linked through centralized computer systems to instantaneously and simultaneously change messages throughout the course of a day. Advertising copy for printed posters is digitally printed on a single piece of polyethylene material that is then transported and secured to the poster surfaces. Posters generally are located in commercial areas on primary and secondary routes near point-of-purchase locations, facilitating advertising campaigns with greater demographic targeting than those displayed on bulletins.  Our poster rates typically are less than our bulletin rates, and our client contracts for posters generally have terms ranging from four weeks to one year. Premiere displays, which consist of premiere panels and squares, are innovative hybrids between bulletins and posters that we developed to provide our clients with an alternative for their targeted marketing campaigns. The premiere displays use one or more poster panels, but with vinyl advertising stretched over the panels similar to bulletins. Our intent is to combine the creative impact of bulletins with the additional reach and frequency of posters.

Transit Displays. Our transit displays are advertising surfaces on various types of vehicles or within transit systems, including on the interior and exterior sides of buses, trains, trams, and within the common areas of rail stations and airports, and are available in both printed and digital formats. Similar to street furniture, contracts for the right to place our displays on such vehicles or within such transit systems and to sell advertising space on them generally are awarded by municipal and public transit authorities in competitive bidding processes governed by local law or are negotiated with private transit operators. As compensation for the right to sell advertising space on transit displays, we pay the municipality or transit authority a fee or revenue share that is either a fixed amount or a percentage of the revenue derived from the transit displays. Typically, these revenue sharing arrangements include payments by us of minimum guaranteed amounts. Generally, these contracts have terms ranging from 5 to 10 years. Our client contracts for transit displays generally have terms ranging from four weeks to one year, or longer.
Street Furniture Displays. Our street furniture displays include advertising surfaces on bus shelters, information kiosks, freestanding units and other public structures. They are available in both printed and digital formats and are primarily located in major metropolitan areas and along major commuting routes. Generally, we are responsible for the construction and maintenance of street furniture structures. Contracts for the right to place our street furniture displays in the public domain and sell advertising space on them are awarded by municipal and transit authorities in competitive bidding processes governed by local law. Generally, these contracts have terms ranging from 10 to 20 years. As compensation for the right to sell advertising space on our street furniture structures, we pay the municipality or transit authority a fee or revenue share that is either a fixed amount or a percentage of the revenue derived from the street furniture displays. Typically, these revenue sharing arrangements include payments by us of minimum guaranteed amounts. Client contracts for street furniture displays typically have terms ranging from four weeks to one year and are typically for network packages of multiple street furniture displays.
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
Other Revenue. In a majority of our markets, our local production staff performs the full range of activities required to create and install advertising copy. Production work includes creating the advertising copy design and layout, coordinating its printing, and installing the copy on displays. We provide creative services to smaller advertisers and to advertisers not represented by advertising agencies.  National advertisers often use preprinted designs that require only installation. Our creative and production personnel typically develop new designs or adopt copy from other media for use on our inventory. Our creative staff also can assist in the development of marketing presentations, demonstrations and strategies to attract new clients.
Our Operations
We typically own the physical structures on which our clients’ advertising copy is displayed. We manage the construction of our structures centrally and erect them on sites we either lease or own or for which we have acquired permanent easements or executed long-term management agreements. The site lease terms generally range from 1 to 20 years. The majority of the advertising structures on which our displays are mounted require permits, which are granted for the right to operate an advertising structure as long as the structure is used in compliance with state and local laws and regulations. Permits are typically granted in perpetuity by the state and/or local government and typically are transferable or renewable for a minimal, or no, fee. We believe that our properties are in good condition and suitable for our operations. No one property is material to our overall operations.
Printed bulletin and poster advertising copy is primarily printed with computer-generated graphics on a single sheet of vinyl supplied by the advertiser. These advertisements are then transported to the site and wrapped around the face of the site or affixed to a hardware anchoring system on the display site. The operational process also includes conducting visual inspections of the inventory for display defects and taking the necessary corrective action within a reasonable period of time.
Digital
Digital advertising allows for high frequency, 24-hour advertising changes in high-traffic locations, enabling us to offer our clients optimal flexibility, distribution, circulation and visibility. Our Americas scale has enabled cost-effective investment in new display technologies, such as digital billboards and smaller format LCD screens. Our electronic displays are linked through centralized systems to simultaneously and rapidly change advertising copy on a large number of displays, allowing us to sell more advertising opportunities to advertisers and to provide increased planning flexibility to our advertising partners by giving us the ability to sell specific days and times and dynamically change creative advertising copy, which optimizes yield by selling spots to the right customer at the right time.

RADAR
RADAR is the industry’s first suite of campaign planning, attribution and amplification solutions, designed to utilize anonymous, aggregated mobile location data to help brands reach certain audiences and understand what happens after someone is exposed to an advertisement on printed and digital displays. The individual tools within the suite are as follows:

•
RADAR-View® is our campaign planning and visualization tool, which combines several data sources, including industry standard audience measurement and anonymized, privacy-compliant location data from tens of millions of mobile devices, enabling advertisers to optimize their campaigns to most efficiently reach specific audience segments;

•
RADAR-Proof® is our attribution measurement tool, which uses anonymized and aggregated data to understand the behavior of groups of people after they've been exposed to specific campaign ads. The behavior of these "exposed audiences" is compared to a control group of people who have not seen the campaign ads, enabling us to demonstrate to advertisers the impact of their campaigns on a variety of business objectives, including product purchases, store visits, application downloads, TV tune-in, brand awareness, purchase intent and more;

•
RADAR-Connect® amplifies out-of-home campaigns by re-targeting exposed audience groups with mobile ads, providing clients with a simple, easy to activate advertising solution that both extends reach and drives further impact of their out-of-home advertising campaigns; and

•
RADAR-Sync® facilitates data integration by letting advertisers leverage the benefits of the RADAR tools using their preferred data, while also facilitating the ingestion of RADAR out-of-home campaign performance data into media agencies’ and advertisers’ own multi-touch attribution models, allowing the value of out-of-home to be understood as an integrated element of today's predominantly digital-led advertising and marketing programs.

Sales and Marketing
Over the last several years, we have developed and hired talent who are helping to redefine how outdoor media is bought and sold. We are working closely with clients, advertising agencies and other diversified media companies to develop more sophisticated approaches to delivering the right audience in the right location at the right time. One example is our programmatic effort to sell digital billboard advertisements using automated advertisement sales technology to introduce ease and efficiency to the out-of-home advertising sales process and enable better targeting of digital billboard advertising. Another is our Proposal Team, which provides proposal preparation and marketing support for our key multi-market sales efforts. A third area is our proof-of-performance delivery platform that is leading the industry in providing transparency when the ad is delivered, accessible via an application programming interface to allow partners to pull proof-of-performance information into whichever system they choose.
International Outdoor Advertising
Overview
Our International segment spans 22 countries in Europe, Asia and Latin America. International outdoor advertising is an urban medium, and our presence in multiple countries gives us broad exposure to a diverse range of distinct economies and media market trends. Our International segment generated 53%, 56% and 55% of our revenue in 2019, 2018 and 2017, respectively.
International generates the majority of its revenue from the sale of advertising space on street furniture displays, billboards, transit displays and retail displays, and the majority of our clients are advertisers targeting national or regional audiences whose business generally is placed with us through media or advertising agencies. As of December 31, 2019, our portfolio included approximately 390,000 displays, including more than 15,000 digital displays. Our International display count includes display faces, which may include multiple faces on a single structure, as well as small, individual displays. As a result, our International display count is not comparable to our Americas display count, which includes only unique displays. In 2019, the top five client categories in our International segment were retail, food/food products, entertainment, Internet and E-Commerce, and telecommunications.
The majority of our International revenue is from print and digital street furniture displays, which typically have contract terms ranging up to 15 years. Located at the heart of cities and close to the point-of-sale, street furniture displays have a location advantage, which advertisers leverage to drive foot traffic to their retail locations and influence purchase decisions. We are focused on growing our relevance to our advertising customers by continuously optimizing our display portfolio and targeting investments in promising market segments.
Our international portfolio is focused on densely populated metropolitan areas and spans some of the world’s major cities, including London, Paris, Madrid, Mexico City, Milan, Shanghai and Singapore. Similar to our Americas business, we believe our International business has attractive industry fundamentals, including the ability to reach a broad audience and drive foot traffic to the point-of-sale, making outdoor a cost-effective medium for advertisers as measured by cost per thousand persons reached compared to other traditional media.

Competition
The international outdoor advertising industry is highly competitive, consisting of several large companies involved in outdoor advertising, such as JCDecaux SA and Global Media & Entertainment, as well as numerous smaller and local companies operating a limited number of displays in a single market or a few local markets. Outdoor companies compete primarily based on ability to reach consumers, which is driven by location of the display. While location, price and availability of displays are important competitive factors, we believe that providing quality customer service and establishing strong client relationships are also critical components of sales. Our entrepreneurial culture allows local management to operate their markets as separate profit centers, encouraging customer cultivation and service.
We also compete with other advertising media in our respective markets, including broadcast and cable television, radio, print media, direct mail, online, mobile and other forms of advertisement. According to data published by Magna Global in December 2019, outdoor advertising accounts for approximately 8% of the advertising market in Western Europe, excluding search advertising, with outdoor advertising’s share of the advertising market varying by country based on a number of factors, including regulation, sophistication, sociocultural aspects and historic media buying trends. We believe this larger market share relative to the U.S. is the result of the more urban nature of the outdoor advertising market in Europe.
Sources of Revenue
The following table shows the approximate percentage of revenue derived from each category for our International segment:

	Year Ended December 31,
	2019	2018	2017
Street furniture displays	53%	52%	51%
Billboards	18%	18%	20%
Transit displays	10%	11%	10%
Retail displays	11%	10%	10%
Other(1)	8%	9%	9%
Total	100%	100%	100%

(1)
Includes advertising revenue from small displays and non-advertising revenue from sales of street furniture equipment, cleaning and maintenance services, operation of public bike programs and production revenue.

Approximately 26% and 23% of our total International revenues during 2019 and 2018, respectively, were from digital displays.
Similar to our Americas business, advertising rates generally are based on the gross ratings points of a display or group of displays. In some of the countries where we have operations, the number of impressions delivered by a display is weighted to account for such factors as illumination, proximity to other displays, and the speed and viewing angle of approaching traffic.
Street Furniture Displays. Our International street furniture displays, available in printed and digital formats, are substantially similar to their Americas street furniture counterparts and include bus shelters, freestanding units, various types of kiosks, telephone boxes and other public structures. Internationally, contracts with municipal and transit authorities for the right to place street furniture in the public domain and sell advertising on such street furniture typically provide for terms ranging up to 15 years. The major difference between our International and Americas street furniture businesses is in the nature of the municipal contracts. In our International business, these contracts typically require us to provide the municipality with a broader range of metropolitan amenities such as bus shelters with or without advertising panels, information kiosks and public wastebaskets, as well as space for the municipality to display maps or other public information. In exchange for providing such metropolitan amenities and display space, we are authorized to sell advertising space on certain sections of the structures we erect in the public domain. We pay the municipality or transit authority a fee or revenue share that is either a fixed amount or a percentage of the revenue derived from the street furniture displays. Typically, these revenue sharing arrangements include payments by us of minimum guaranteed amounts. Our International print street furniture is typically sold to clients as network packages of multiple street furniture displays, with contract terms ranging from one to two weeks. Due to its dynamic and real-time delivery capabilities, digital street furniture can be sold flexibly, allowing advertisers to buy solutions on a ‘play and impact’ audience-based model to reach and engage their audiences with dynamic, contextually relevant and targeted messages.

Billboards. The sizes of our International billboards are not standardized. The billboards vary in both format and size across our networks, with the majority of our International billboards being similar in size to our posters used in our Americas business. Our International billboard inventory is primarily comprised of premium billboards and classic billboards and is available in printed and digital formats. They are primarily sold to clients as network packages with contract terms typically ranging from one to two weeks. Long-term client contracts are also available and typically have terms of up to one year. We lease the majority of our billboard sites from private landowners, usually for 1 to 10 years.

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

•
Classic. Digital and printed classic billboards are available in a variety of formats across our International markets. Similar to digital premium billboards, classic digital billboards are linked through centralized computer systems to instantaneously and simultaneously change messages throughout the course of a day. Advertising copy for printed classic billboards is digitally printed and then transported and secured to the poster surfaces. Classic billboards generally are located in commercial areas on primary and secondary routes near point-of-purchase locations, facilitating advertising campaigns with greater demographic targeting than those displayed on premium billboards. Classic billboards typically deliver lower rates than our premium billboards. Our intent is to combine the creative impact of premium billboards with the additional reach and frequency of classic billboards.

Transit Displays. Our International transit display contracts are substantially similar to their Americas transit display counterparts. They are advertising surfaces on various types of vehicles or within transit systems, including on the interior and exterior sides of buses, trains, trams and within the common areas of rail stations and airports, and are available in both printed and digital formats. Similar to street furniture, contracts for the right to place our displays on such vehicles or within such transit systems and to sell advertising space on them generally are awarded by public transit authorities in competitive bidding processes or are negotiated with private transit operators. Contracts with public transit authorities or private transit operators typically have terms ranging from 2 to 5 years. Our International client contracts for transit displays, either printed or digital, generally have terms ranging from one week to one year, or longer. Due to its dynamic and real-time delivery capabilities, digital transit can be sold flexibly, allowing advertisers to buy solutions on a ‘play and impact’ audience-based model to reach and engage their audiences with dynamic, contextually relevant and targeted messages.
Retail Displays. Our International retail displays are mainly standalone advertising structures in or in close proximity to retail outlets such as malls and supermarkets. The right to place our displays in these locations and to sell advertising space on them generally is awarded by retail outlet operators such as large retailers or mall operators either through private tenders or bilateral negotiations. Upfront investment and ongoing maintenance costs vary across contracts. Contracts with mall operators and retailers generally have terms ranging from 3 to 10 years. Our International client contracts for retail displays, either printed or digital, generally have terms ranging from one week to two weeks. Due to its dynamic and real-time delivery capabilities, digital retail displays can be sold flexibly, allowing advertisers to buy solutions on a ‘play and impact’ audience-based model to reach and engage their audiences with dynamic, contextually relevant and targeted messages.
Other International Revenue. The balance of our revenue from our International segment consists primarily of advertising revenue from other small displays, production revenue, and non-advertising revenue from the following sources:

•
Sales of street furniture equipment and cleaning and maintenance services. In several of our International markets, we sell equipment or provide cleaning and maintenance services as part of street furniture contracts with municipalities.

•
Operation of public bike programs. We also have a public bicycle rental program which provides bicycles for rent to the general public in several municipalities. In exchange for operating these bike rental programs, we generally derive revenue from advertising rights to the bikes, bike stations, additional street furniture displays and/or a share of rental income from the local municipalities.

Our Operations
The International manufacturing process largely consists of two elements: the manufacture and installation of advertising structures and the weekly preparation of advertising posters for distribution throughout our networks. We generally outsource the manufacturing of advertising structures to third parties and regularly seek competitive bids. We use a wide range of suppliers located in many of our markets, although much of our inventory is manufactured in China and the United Kingdom ("U.K."). The design of street furniture structures (such as bus shelters, bicycle racks and kiosks) is typically done in conjunction with a third-party supplier. Our street furniture sites are posted by our own employees or subcontractors who also clean and maintain the sites. The decision to use our own employees or subcontractors is made on a market-by-market basis taking into consideration the mix of products in the market and local labor costs. Digital displays generally use LCD or LED technology. The manufacture and installation process is generally the same as for traditional sites; however, specialist suppliers are used to supply the LED tiles or LCD screen displays, and there may be additional factors, such as electrical supply and network connectivity, involved during design and construction. We believe that our properties are in good condition and suitable for our operations. No one property is significant to our overall operations.
Media or advertising agencies often provide creative services to our International clients to design and produce the advertising copy, which is delivered to us either in digital format or in the traditional format of physical printed advertisements. For digital advertising campaigns, the digital advertisement is received by our content management system and is then distributed to our digital displays. For traditional advertising campaigns, the printed advertisement – whether in paper or vinyl – is shipped to centralized warehouses operated by us or third parties. The copy is then sorted and delivered to sites where it is installed on our displays.
Digital
Our digital displays are a dynamic medium, which enables our customers to engage in real-time, tactical, topical and flexible advertising. Digital displays enable revenue growth by enhancing the core proposition of outdoor advertising to new and existing clients by improving the quality of display; enabling greater utilization of our best advertising locations through sequential displays; allowing advertisers to plan campaigns around specific days or times of day; and enhancing creativity and contextual relevance of advertisements by tailoring messages according to specific locations, times or other inputs, such as the current weather or latest product offers. Through our digital brands, including Clear Channel Play and Adshel Live, we are able to offer networks of digital displays in multiple formats and multiple environments including bus shelters, billboards, airports, transit, malls and flagship locations. Additionally, we seek to achieve greater consumer engagement by delivering powerful, flexible and interactive campaigns that open up new possibilities for advertisers to engage with their target audiences. Part of our long-term strategy is to pursue the diversification of our product offering by introducing technologies, such as beacons, small cells, wayfinding stations and provision of Wi-Fi in our street furniture network, as additions to traditional methods of displaying our clients’ advertisements. We also work closely with municipalities to develop smart city products, including interactive digital mapping solutions, information kiosks and Wi-Fi hubs, which also provide additional advertising opportunities.
Sales and Marketing
For over five years, we have spent time and resources building commercial capabilities through a company-wide sales force effectiveness program and an upgrade in our sales and marketing talent. These capabilities allow us to build and nurture relationships with our clients and their agencies as well as to offer packages and products that meet our clients’ advertising needs. Going forward, areas of focus include pricing, packaging and programmatic selling – in particular pricing and packaging models that leverage the capabilities and benefits of digital display networks. Expanding our proprietary programmatic platform, which enables marketers to buy our out-of-home inventory in audience-based packages, gives customers the ability to manage their campaigns on a self-service basis.
Employees
As of December 31, 2019, we had approximately 1,700 domestic employees and approximately 4,200 international employees, of which approximately 4,900 were in direct operations and 1,000 were in administrative or corporate-related activities. Approximately 100 of our employees are subject to collective bargaining agreements in their respective countries. We are a party to numerous collective bargaining agreements, none of which represent a significant number of employees. We believe that our relationship with our employees is good.
Seasonality
Refer to Item 7 of Part II of this Annual Report on Form 10-K ("Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Seasonality") for information regarding the seasonality of these businesses.

Regulation of our Business
The outdoor advertising industry in the U.S. is subject to governmental regulation at the federal, state and local levels. These regulations may include, among others, restrictions on the construction, repair, maintenance, lighting, upgrading, height, size, spacing and location and permitting of and, in some instances, content of advertising copy being displayed on outdoor advertising structures. In addition, international regulations have a significant impact on the outdoor advertising industry.  International regulation of the outdoor advertising industry can vary by municipality, region and country, but generally limits the size, placement, nature and density of out-of-home displays. Other regulations may limit the subject matter and language of out-of-home displays. These laws may affect prevailing competitive conditions in our markets in a variety of ways. Such laws may reduce our expansion opportunities or may increase or reduce competitive pressure from other members of the outdoor advertising industry. No assurance can be given that existing or future laws or regulations, and the enforcement thereof, will not materially and adversely affect the outdoor advertising industry. However, we contest laws and regulations that we believe unlawfully restrict our constitutional or other legal rights and may adversely impact the growth of our outdoor advertising business.
In the U.S., federal law, principally the Highway Beautification Act (“HBA”), regulates outdoor advertising on Federal-Aid Primary, Interstate and National Highway Systems roads within the U.S. (“controlled roads”). The HBA regulates the size and placement of billboards, requires the development of state standards, mandates a state’s compliance program, promotes the expeditious removal of illegal signs and requires just compensation for takings on controlled roads. To satisfy the HBA’s requirements, all states have passed billboard control statutes and regulations that regulate, among other things, construction, repair, maintenance, lighting, height, size, spacing and the placement and permitting of outdoor advertising structures. We are not aware of any state that has passed control statutes and regulations less restrictive than the prevailing federal requirements on the federal highway system, including the requirement that an owner remove any non-grandfathered, non-compliant signs along the controlled roads, at the owner’s expense and without compensation.
Local governments generally also include billboard control as part of their zoning laws and building codes regulating those items described above and include similar provisions regarding the removal of non-grandfathered structures that do not comply with certain of the local requirements. Some local governments have initiated code enforcement and permit reviews of billboards within their jurisdiction. In some instances we have had to remove billboards as a result of such reviews. As part of their billboard control laws, state and local governments regulate the construction of new signs. Some jurisdictions prohibit new construction, some jurisdictions allow new construction only to replace or relocate existing structures, and some jurisdictions allow new construction subject to the various restrictions discussed above. In certain jurisdictions, restrictive regulations also limit our ability to relocate, rebuild, repair, maintain, upgrade, modify or replace existing legal non-conforming billboards.
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
We have introduced and intend to expand the deployment of digital billboards that display static digital advertising copy from various advertisers that change up to several times per minute. We have encountered some existing regulations in the U.S. and across some international jurisdictions that restrict or prohibit these types of digital displays. However, since digital technology for changing static copy has only recently been developed and introduced into the market on a large scale and is in the process of being introduced more broadly in our international markets, existing regulations that currently do not apply to digital technology by their terms could be revised to impose greater restrictions. These regulations, or actions by third parties, may impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety.
From time to time, legislation has been introduced in both the U.S. and foreign jurisdictions attempting to impose taxes on revenue from outdoor advertising or for the right to use outdoor advertising assets or for the privilege of engaging in the outdoor advertising business. Several jurisdictions have imposed such taxes as a percentage of our outdoor advertising revenue generated in that jurisdiction or based on the size the billboard and type of display technology. In addition, some jurisdictions have taxed our personal property and leasehold interests in advertising locations using various valuation methodologies. We expect U.S. and foreign jurisdictions to continue to try to impose such taxes as a way of increasing revenue. In recent years, outdoor advertising also has become the subject of targeted taxes and fees.

Privacy and Data Protection
We obtain certain types of information from users of our technology platforms, including, without limitation, our websites, web pages, interactive features, applications, social media pages, and mobile application (“Platforms”), in accordance with the privacy policies and terms of use posted on the applicable Platform. In addition, we obtain anonymous and aggregated audience behavior information from third-party data providers who represent to us that they are compliant with applicable laws. We use and share this information for a variety of business purposes. In addition, we collect personally identifiable information from our employees, from users of our public bike services, from our business partners and from consumers who interact with our digital panels, including through the use of behavioral analysis software.
We are subject to a number of federal, state, local and foreign laws and regulations relating to consumer protection, information security, data protection and privacy. Many of these laws and regulations are still evolving (such as the new California Consumer Privacy Act) and could be interpreted in ways that could harm our business or limit the services we are able to offer.  In the area of information security and data protection, the laws in several states in the U.S. and most other countries require companies to implement specific information security controls and legal protections to protect certain types of personally identifiable information. Likewise, most states in the U.S. and most other countries have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their personally identifiable information. Any failure on our part to comply with these laws may subject us to significant liabilities.
We regularly review and implement commercially reasonable organizational and technical security measures that are designed to protect against the loss, misuse, and alteration of our employees’, clients’ and consumers’ personally identifiable information and to protect our proprietary business information. In Europe, we have appointed a Chief Data Protection Officer with respect to our European outdoor businesses and are implementing a comprehensive legal and information security-led approach to compliance with the new European Union ("E.U.")-wide General Data Protection Regulation (“GDPR”) in line with our obligations and our risk profile. Despite our best efforts, no security measures are perfect or impenetrable. Any failure or perceived failure by us to protect our information or information about our employees, clients and consumers, or to comply with our policies or applicable regulatory requirements, could result in damage to our business and loss of confidence in us, damage to our brands, the loss of users of our services, consumers, business partners and advertisers, as well as proceedings against us by governmental authorities or others, which could harm our business.
Corporate History
We were incorporated in August 1995 under the name “Eller Media Company.” In 1997, Clear Channel Communications, Inc., now iHeartCommunications, Inc. (“iHeartCommunications”), acquired Eller Media Company, which changed its name to Clear Channel Outdoor Holdings, Inc. ("CCOH") in August 2005. Clear Channel Holdings, Inc. ("CCH"), a wholly-owned subsidiary of iHeartCommunications, was incorporated in Nevada in April 1994 and converted into a Delaware corporation in March 2019.
On November 11, 2005, CCOH became a publicly traded company through an initial public offering, in which CCOH sold 10%, or 35.0 million shares, of its Class A common stock. As of December 31, 2018, CCH (and therefore, iHeartCommunications), directly and indirectly through its subsidiaries, owned all of the outstanding shares of Class B common stock of CCOH and 10.7 million shares of Class A common stock of CCOH, collectively representing approximately 89.1% of the outstanding shares of CCOH common stock and approximately 99% of the total voting power of the CCOH common stock.
On March 14, 2018, iHeartMedia, iHeartCommunications and certain of iHeartMedia's direct and indirect domestic subsidiaries, including CCH (collectively, the “Debtors”), filed voluntary petitions for relief (the “iHeart Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). Although CCH was a Debtor in the iHeart Chapter 11 Cases, CCOH and its subsidiaries did not file petitions for relief and were not Debtors in the iHeart Chapter 11 Cases. On January 22, 2019, iHeartMedia’s modified fifth amended Plan of Reorganization (the “iHeartMedia Plan of Reorganization”) was confirmed by the Bankruptcy Court.
On May 1, 2019 (the "Effective Date"), the conditions to the effectiveness of the iHeartMedia Plan of Reorganization were satisfied, and the Debtors emerged from Chapter 11. On the Effective Date, pursuant to the iHeartMedia Plan of Reorganization, CCH, CCOH and the subsidiaries of CCOH (collectively with CCH and CCOH, the "Outdoor Group") were separated from, and ceased to be controlled by, iHeartMedia and its subsidiaries (the "iHeart Group") through a series of transactions (the "Separation"), which included the merger of CCOH with and into CCH (the "Merger"). The following transactions occurred on the Effective Date:

•
CCH separated its ownership of the businesses that comprised the iHeartMedia radio businesses by (i) transferring assets and liabilities of the respective businesses pursuant to the Separation Agreement, dated as of March 27, 2019, as amended on April 24, 2019 (the “Separation Agreement”), by and among CCH, CCOH, iHeartMedia and iHeartCommunications; (ii) transferring its interest in all of its subsidiaries other than CCOH to iHeart Operations, Inc. (“iHeart Operations”), a newly formed corporation, in exchange for newly-issued common stock and preferred stock of iHeart Operations; (iii) selling iHeart Operations preferred stock to one or more third parties for cash and (iv) distributing the common stock of iHeart Operations and the proceeds of the sale of iHeart Operations preferred stock to iHeartCommunications (the "Radio Distribution"). Upon completion of the Separation, CCH had no material assets other than the stock of CCOH. Prior to the Separation, the historical financial statements of the Company consisted of the carve-out financial statements of the Outdoor Business (the assets that were primarily related to or primarily used or held for use in connection with the business of the Company or its subsidiaries) of CCH and excluded the radio businesses that had historically been owned by CCH and reported as part of iHeartMedia’s iHM segment prior to the Separation. CCH, which was a holding company prior to the Separation, had no independent assets or operations. Upon the Separation and the transactions related thereto, the Company’s only assets, liabilities and operations are those of the Outdoor Business.

•
Pursuant to the Agreement and Plan of Merger, dated as of March 27, 2019 (the “Merger Agreement”), by and between CCH and CCOH, the Merger was consummated, and CCOH merged with and into CCH, with CCH surviving the Merger, becoming the successor to CCOH and changing its name to Clear Channel Outdoor Holdings, Inc. Prior to the Merger, the 315 million shares of Class B common stock of CCOH that was held by CCH were converted into shares of Class A common stock of CCOH. At the effective time of the Merger, each share of Class A common stock of CCOH (other than shares held by CCH or any direct or indirect wholly-owned subsidiary of CCH) converted into an equal number of shares of common stock, par value $0.01 per share, of the Company (the “Common Stock”). The 325.7 million shares of Class A common stock of CCOH held by CCH were canceled and retired, and no shares of Common Stock were exchanged for such shares. The shares of CCH's common stock outstanding immediately before the Merger, all held by iHeartCommunications, converted into 325.7 million shares of Common Stock, equal to the number of shares of Class A common stock of CCOH held by CCH immediately before the Merger. As a result, immediately after the Merger, the Company had a single class of common stock, the pre-Merger CCOH Class A common stockholders (other than the Company and its subsidiaries) owned the same percentage of the Company that they owned of CCOH immediately before the Merger (approximately 10.9%), and all of the remaining 325.7 million outstanding shares of Common Stock were held directly by iHeartCommunications. On the Effective Date, following the Merger, the Common Stock held by iHeartCommunications was transferred to certain holders of claims in the iHeart Chapter 11 Cases pursuant to the iHeartMedia Plan of Reorganization.

Following the consummation of the Merger, the shares of Common Stock of the Company began trading on the New York Stock Exchange ("NYSE") at the opening of the market on May 2, 2019 under the symbol “CCO,” which is the same trading symbol previously used by CCOH.
Available Information
You can find more information about us at our Internet website located at clearchanneloutdoor.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports are available free of charge through our Investor Relations website, investor.clearchannel.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The contents of our website are not deemed to be part of this Annual Report on Form 10-K or any of our other filings with the SEC. Our SEC filings are also available to the public at the SEC's website at www.sec.gov.

ITEM 1A.  RISK FACTORS
A wide range of factors could materially adversely affect our business, operating results, financial condition, and/or the value of our common stock and outstanding debt securities. These factors include, but are not limited to, the following risks and uncertainties:
Risks Related to Our Business
Our results have been in the past, and could be in the future, adversely affected by economic uncertainty or deteriorations in economic conditions.
We derive revenues from the sale of advertising. Expenditures by advertisers tend to be cyclical, reflecting economic conditions and budgeting and buying patterns. Periods of a slowing economy or recession, or periods of economic uncertainty, may be accompanied by a decrease in advertising. For example, the global economic downturn that began in 2008 resulted in a decline in advertising and marketing by our customers, which resulted in a decline in advertising revenues across our businesses. This reduction in advertising revenues had an adverse effect on our revenue, profit margins, cash flow and liquidity. Global economic conditions remain uncertain. For example, while the economy in China has grown significantly over the past decades, growth has been uneven, both geographically and among various sectors of the economy, and the rate of growth has been slowing. Moreover, there is considerable uncertainty in China’s economic condition as a result of, among other things, the political climate and trade policy of the U.S. Any prolonged slowdown in the Chinese economy may adversely affect the results of our Chinese subsidiary, which could materially and adversely affect our business, financial condition and results of operations. If economic conditions do not continue to improve, economic uncertainty increases or economic conditions deteriorate again, global economic conditions may once again adversely impact our revenue, profit margins, cash flow and liquidity. Furthermore, because a significant portion of our revenue is derived from local advertisers, our ability to generate revenues in specific markets is directly affected by local and regional conditions, and unfavorable regional economic conditions also may adversely impact our results. In addition, even in the absence of a downturn in general economic conditions, an individual business sector or market may experience a downturn, causing it to reduce its advertising expenditures, which also may adversely impact our results.
We require a significant amount of cash to service our debt obligations and to fund our operations and our capital expenditures, which depends on many factors beyond our control.
Our ability to service our debt obligations and to fund our operations and our capital expenditures for display construction, renovation or maintenance requires a significant amount of cash. Our primary sources of liquidity are currently cash on hand, cash flow from operations, and our credit facilities. Our primary uses of liquidity are for our working capital, capital expenditures, debt service, dividend payments on our mandatorily-redeemable preferred stock (the "Preferred Stock") and other funding requirements. During 2019, we spent $321.1 million of cash on interest on our debt (excluding cash paid for dividends on the Preferred Stock), and we anticipate having approximately $347.2 million of cash interest payment obligations in 2020. Our significant interest payment obligations reduce our financial flexibility, make us more vulnerable to changes in operating performance and economic downturns generally, reduce our liquidity over time, and could negatively affect our ability to obtain additional financing in the future.
Our ability to fund our working capital, capital expenditures, debt service, dividends on our preferred stock and other obligations depends on our future operating performance and cash from operations and our ability to manage our liquidity, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control. Historically, our cash management arrangement with iHeartCommunications was our only committed external source of liquidity; however, the intercompany arrangements with iHeartCommunications were terminated on May 1, 2019 as part of the Separation. Now that our business is separated from iHeartCommunications, we depend solely on our ability to generate cash, borrow under our credit facilities or obtain additional financing to meet our liquidity needs. Subsequent to the Separation, we refinanced substantially all of our indebtedness, resulting in extended maturities and lower cash interest payments, and we obtained additional liquidity through the issuance of the Preferred Stock and a public offering of common stock. However, availability of our credit facilities for working capital and other needs is limited by certain covenants under our existing indebtedness, and if we are unable to generate sufficient cash through our operations, we could face substantial liquidity problems, which could have a material adverse effect on our financial condition, on our ability to meet our obligations and on the value of our company.

The purchase price of possible acquisitions, capital expenditures for deployment of digital billboards, and other strategic initiatives could require additional indebtedness or equity financing from banks or other lenders, or through public offerings or private placements of debt or equity, strategic relationships or other arrangements, or from a combination of these sources. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. The terms of our existing or future debt agreements may restrict us from securing financing on terms that are available to us at that time or at all. Further, there can be no assurance that financing alternatives will be available to us in sufficient amounts or on terms acceptable to us in the future due to market conditions, our financial condition, our liquidity constraints, our lack of history operating as a company independent from iHeartCommunications or other factors, many of which are beyond our control, and even if financing alternatives are available to us, we may not find them suitable or at reasonable interest rates. The inability to obtain additional financing in such circumstances could have a material adverse effect on our financial condition and on our ability to meet our obligations or pursue strategic initiatives.
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
Our street furniture and transit products businesses require us to obtain and renew contracts with municipalities and transit authorities. Many of these contracts, which require us to participate in competitive bidding processes at each renewal, typically have terms ranging up to 15 years and have revenue share, capital expenditure requirements and/or fixed payment components. Competitive bidding processes are complex and sometimes lengthy, and substantial costs may be incurred in connection with preparing bids.
Our competitors, individually or through relationships with third parties, may be able to provide municipalities with different or greater capabilities or prices or benefits than we can provide. In the past we have not been, and most likely in the future we will not be, awarded all of the contracts on which we bid. The success of our business also depends generally on our ability to obtain and renew contracts with private landlords. There can be no assurance that we will win any particular bid, be able to renew existing contracts (on the same or better terms, or at all) or be able to replace any revenues lost upon expiration or completion of a contract. Our inability to renew existing contracts may also result in significant expenses from the removal of our displays. Furthermore, if and when we do obtain a contract, we are generally required to incur significant start-up expenses. The costs of bidding on contracts and the start-up costs associated with new contracts we may obtain may significantly reduce our cash flow and liquidity.
This competitive bidding process presents a number of risks, including the following:

•	We may expend substantial cost and managerial time and effort to prepare bids and proposals for contracts that we may not win;

•
We may be unable to estimate accurately the revenue derived from and the resources and cost structure that will be required to service any contract we win or anticipate changes in the operating environment on which our financial proposal was based; and

•
We may encounter expenses and delays if our competitors challenge awards of contracts to us in competitive bidding, and any such challenge could result in the resubmission of bids on modified specifications or in the termination, reduction or modification of the awarded contract.

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
In addition, on June 23, 2016, the U.K. held a referendum in which voters approved an exit of the U.K. from the E.U., commonly referred to as "Brexit," and in December 2019, the U.K. approved a revised Brexit deal, delivering formal notification of its intention to withdraw from the E.U. On January 31, 2020, the U.K. formally withdrew from the E.U., entering into a transition period until December 31, 2020. During this period, the U.K.'s trading relationship with the E.U. will remain the same while the two sides negotiate a free trade deal and other aspects of the U.K.'s future relationship with the E.U. If a trade deal is not ready by the end of the transition period, the U.K. may have to trade with no agreement in force, which would mean checks and tariffs on U.K. goods traveling to the E.U. Our International segment is currently headquartered in the U.K. and transacts business in many key European markets including the U.K. The uncertainty around the terms under which the U.K. will leave the E.U. and the consequent impact on the economies of the U.K., the E.U. and other countries may cause our customers to closely monitor their costs and reduce the amount they spend on advertising. Any of these or similar effects of Brexit could adversely impact our business, operating results, cash flows and financial condition.
Future dispositions, acquisitions and other strategic transactions could pose risks.
We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue strategic dispositions of certain businesses, as well as acquisitions, and we may pursue other strategic transactions, including recapitalizations or other corporate restructurings, including a REIT conversion. These dispositions or acquisitions could be material. Such transactions involve numerous risks, including:

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

▪
Recruit additional senior management as we cannot be assured that senior management of acquired businesses will continue to work for us, and we cannot be certain that our recruiting efforts will succeed, and

▪
Expand corporate infrastructure to facilitate the integration of our operations with those of acquired businesses because failure to do so may cause us to lose the benefits of any expansion that we decide to undertake by leading to disruptions in our ongoing businesses or by distracting our management;

•	We may enter into markets and geographic areas where we have limited or no experience;

•	We may encounter difficulties in the integration of operations and systems; and

•	Our management’s attention may be diverted from other business concerns.

Dispositions and acquisitions of outdoor advertising businesses may require antitrust review by U.S. federal antitrust agencies and may require review by foreign antitrust agencies under the antitrust laws of foreign jurisdictions. We can give no assurances that the U.S. Department of Justice ("DOJ"), the Federal Trade Commission or foreign antitrust agencies will not seek to bar us from disposing of or acquiring outdoor advertising businesses or impose stringent undertakings on our business as a condition to the completion of an acquisition in any market where we already have a significant position.
Government regulation of outdoor advertising may restrict our outdoor advertising operations.
U.S. federal, state and local regulations have a significant impact on the outdoor advertising industry and our business. One of the seminal laws is the HBA, which regulates outdoor advertising on controlled roads in the U.S. The HBA regulates the size and location of billboards, requires the development of state standards, mandates a state compliance program, promotes the expeditious removal of illegal signs, and requires just compensation for takings on controlled roads. Construction, repair, maintenance, lighting, upgrading, height, size, spacing, the location and permitting of billboards and the use of new technologies for changing displays, such as digital displays, are also regulated by federal, state and local governments, and, from time to time, states and municipalities have prohibited or significantly limited the construction of new outdoor advertising structures. Due to such regulations, it has become increasingly difficult to develop new outdoor advertising locations.
International regulation of the outdoor advertising industry can vary by municipality, region and country, but generally limits the size, placement, nature and density of out-of-home displays. Other regulations limit the subject matter, animation and language of out-of-home displays. Our failure to comply with these or any future regulations could have an adverse impact on the effectiveness of our displays or their attractiveness to clients as an advertising medium. As a result, we may experience a significant impact on our operations, revenue, international client base and overall financial condition.
As we have introduced, and intend to expand, the deployment of digital billboards that display digital advertising copy from various advertisers that changes several times per minute, we have encountered regulations that restrict or prohibit these types of digital displays. Since digital billboards have been developed and introduced relatively recently into the market on a large scale, existing regulations that currently do not apply to them by their terms could be revised or new regulations could be enacted to impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety. Any new restrictions on digital billboards could have a material adverse effect on both our existing inventory of digital billboards and our plans to expand our digital deployment.
From time to time, certain state and local governments and third parties have attempted to force the removal of our displays under various state and local laws, including zoning ordinances, permit enforcement and condemnation. Similar risks also arise in certain of our international jurisdictions.

•
There is a U.S. federal and state requirement that an owner remove any non-grandfathered, non-compliant signs along the controlled roads at the owner’s expense and without compensation, and in some instances we have had to remove billboards as a result of such reviews.

•
Certain zoning ordinances provide for amortization, which is the required removal of legal non-conforming billboards (billboards which conformed with applicable laws and regulations when built, but which do not conform to current laws and regulations) or the commercial advertising placed on such billboards after a period of years. Pursuant to this concept, the governmental body asserts that just compensation is earned by continued operation of the billboard over that period of time. Although amortization is prohibited along all controlled roads, amortization has been upheld along non-controlled roads in limited instances where permitted by state and local law. Other regulations limit our ability to rebuild, replace, relocate, repair, modify, maintain and upgrade non-conforming displays.

•
In the past, state governments have purchased and removed existing lawful billboards for beautification purposes using federal funding for transportation enhancement programs, and these jurisdictions may continue to do so in the future. Thus far, we have been able to obtain satisfactory compensation for, or relocation of, our billboards purchased or removed as a result of these types of governmental action, but there is no assurance that this will continue to be the case in the future.

Additionally, from time to time third parties or local governments assert that we own or operate displays that either are not properly permitted or otherwise are not in strict compliance with applicable law. If we are increasingly unable to resolve such allegations or obtain acceptable arrangements in circumstances in which our displays are subject to removal, modification or amortization, or if there occurs an increase in such regulations or their enforcement, our operating results could suffer.

A number of state and local governments have implemented or initiated taxes, fees and registration requirements in an effort to decrease or restrict the number of outdoor signs and/or to raise revenue. From time to time, legislation also has been introduced in international jurisdictions attempting to impose taxes on revenue from outdoor advertising or for the right to use outdoor advertising assets, or for the privilege of engaging in the outdoor advertising business. Several jurisdictions have imposed such taxes as a percentage of our outdoor advertising revenue generated in that jurisdiction or based on the size the billboard and type of display technology. In addition, some jurisdictions have taxed our personal property and leasehold interests in advertising locations using various valuation methodologies. We expect U.S. and foreign jurisdictions to continue to try to impose such taxes as a way of increasing revenue. The increased imposition of these measures, and our inability to overcome any such measures, could reduce our operating income if those outcomes require removal or restrictions on the use of preexisting displays or limit growth of digital displays. In addition, if we are unable to pass on the cost of these items to our clients, our operating income could be adversely affected.
Changes in laws and regulations affecting outdoor advertising, or changes in the interpretation of those laws and regulations, at any level of government, including the foreign jurisdictions in which we operate, could have a significant financial impact on us by requiring us to make significant expenditures to ensure compliance or otherwise limiting or restricting some of our operations.
Regulations and consumer concerns regarding privacy and data protection, or any failure to comply with these regulations, could hinder our operations.
We collect certain types of information from users of our technology platforms, including, without limitation, our websites, web pages, interactive features, applications, social media pages, and mobile application (“Platforms”) in accordance with the privacy policies and terms of use posted on the applicable Platform. In addition, we obtain anonymous and aggregated audience behavior information from third-party data providers who represent to us that they are compliant with applicable laws. We also collect personally identifiable information from our employees, users of our public bike services, our business partners, and consumers who interact with our digital panels, including through the use of behavioral analysis software. We use and share this information from and about consumers, business partners and advertisers for a variety of business purposes.
We are subject to numerous federal, state and foreign laws and regulations relating to consumer protection, information security, data protection and privacy, among other things, including the European GDPR, effective as of May 2018, and the new California Consumer Privacy Act, which is effective as of January 2020. Many of these laws are still evolving, new laws may be enacted, and any of these laws could be amended or interpreted by the courts or regulators in ways that could harm our business. Any efforts required to comply with these laws may entail substantial expenses, may divert resources from other initiatives and projects, and could limit the services we are able to offer. In addition, changes in consumer expectations and demands regarding privacy and data protection could restrict our ability to collect, use, disclose and derive economic value from demographic and other information related to our consumers, business partners and advertisers, or to transfer employee data within the corporate group. Such restrictions could limit our ability to offer tailored advertising opportunities to our business partners and advertisers.
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
If our security measures are breached, we could lose valuable information, suffer disruptions to our business, and incur expenses and liabilities, including damages to our relationships with business partners and advertisers.
We regularly review and implement commercially reasonable organizational and technical security measures that are designed to protect against the loss, misuse and alteration of our websites, digital assets and proprietary business information, as well as personally identifiable information of our employees, clients, consumers, business partners and advertisers. Although we have implemented physical and electronic security measures, no security measures are perfect and impenetrable, and we may be unable to anticipate or prevent unauthorized access. A security breach could occur due to the actions of outside parties, employee error, malfeasance or a combination of these or other actions. If an actual or perceived breach of our security occurs, we could lose competitively sensitive business information or suffer disruptions to our business operations, information processes or internal controls. In addition, the public perception of the effectiveness of our security measures or services could be harmed; we could lose consumers, business partners and advertisers. In the event of a security breach, we could suffer financial exposure in connection with penalties, remediation efforts, investigations and legal proceedings and changes in our security and system protection measures. Likewise, most states in the U.S. and most other countries have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their personally identifiable information, and any failure on our part to comply with these laws may subject us to significant liabilities.

Restrictions on outdoor advertising of certain products may restrict the categories of clients that can advertise using our products.
Out-of-court settlements between the major U.S. tobacco companies and all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and other U.S. territories include a ban on the outdoor advertising of tobacco products. Other products and services may be targeted in the U.S. in the future, including alcohol products. Most E.U. countries, among other nations, also have banned outdoor advertisements for tobacco products and regulate alcohol advertising. Regulations vary across the countries in which we conduct business. For example, localized restrictions on the location of advertising for High Fat, Salt and Sugar (“HFSS”) foods have been implemented in the U.K. Any significant reduction in advertising of products due to content-related restrictions could cause a reduction in our direct revenues from such advertisements and an increase in the available space on the existing inventory of billboards in the outdoor advertising industry.
Environmental, health, safety and land use laws and regulations may limit or restrict some of our operations.
As the owner or operator of various real properties and facilities, we must comply with various foreign, federal, state and local environmental, health, safety and land use laws and regulations. We and our properties are subject to such laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances and employee health and safety as well as zoning restrictions. Historically, we have not incurred significant expenditures to comply with these laws. However, additional laws that may be passed in the future, or a finding of a violation of or liability under existing laws, could require us to make significant expenditures and otherwise limit or restrict some of our operations.
We are exposed to foreign currency exchange risks because a majority of our revenue is received in foreign currencies and translated to U.S. dollars for reporting purposes.
We generate a majority of our revenues in currencies other than U.S. dollars. Changes in economic or political conditions, including Brexit, in any of the foreign countries in which we operate could result in exchange rate movement, new currency or exchange controls or other currency restrictions being imposed. Because we receive a majority of our revenues in currencies from the countries in which we operate, exchange rate fluctuations in any such currency could have an adverse effect on our profitability. Additionally, a majority of our cash flows are generated in foreign currencies and translated to U.S. dollars for reporting purposes, and certain of the indebtedness held by our international subsidiaries is denominated in U.S. dollars, and, therefore, significant changes in the value of such foreign currencies relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on our indebtedness.
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
Doing business in foreign countries exposes us to certain risks not expected to occur when doing business in the U.S.
Doing business in foreign countries carries with it certain risks that are not found when doing business in the U.S. These risks could result in losses against which we are not insured. Examples of these risks include:

•	Potential adverse changes in the diplomatic relations of foreign countries with the U.S.;

•	New or increased tariffs or unfavorable changes in trade policy;

•	Hostility from local populations;

•	The adverse effect of foreign exchange controls;

•	Government policies against businesses owned by foreigners;

•	Investment restrictions or requirements;

•	Expropriations of property without adequate compensation;

•	The potential instability of foreign governments;

•	The risk of insurrections;

•	Risks of renegotiation or modification of existing agreements with governmental authorities;

•	Difficulties collecting receivables and otherwise enforcing contracts with governmental agencies and others in some foreign legal systems;

•	Withholding and other taxes on remittances and other payments by subsidiaries;

•	Changes in tax structure and level; and

•	Changes in laws or regulations or the interpretation or application of laws or regulations.
Our International operations involve contracts with, and regulation by, foreign governments. We operate in many parts of the world that experience corruption to some degree. Although we have policies and procedures in place that are designed to promote legal and regulatory compliance (including with respect to the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act), our employees, subcontractors and agents could take actions that violate applicable anti-corruption laws or regulations. Two former employees of Clear Media Limited, an indirect, non-wholly-owned subsidiary of the Company whose ordinary shares are listed on the Hong Kong Stock Exchange, have been convicted in China of certain crimes, including the crime of misappropriation of funds, and sentenced to imprisonment. For a description of this matter, refer to Note 8 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K. Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, financial position and results of operations.
The coronavirus outbreak could impact our operations.
In December 2019, it was first reported that there had been an outbreak of a new coronavirus in China. The coronavirus has spread to a number of other countries, with the number of cases, both in China and in other countries, increasing daily. In an effort to halt the outbreak, the Chinese government has placed significant restrictions on travel within China and closed businesses. Clear Media, our indirect, non-wholly owned subsidiary, has operations in China that could be impacted by the restrictions on travel and business disruptions. If the coronavirus continues to spread outside of China, our business in general could be adversely affected. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, the ultimate geographic spread of the coronavirus, the duration of the outbreak, travel restrictions imposed by China and other countries, business closures or business disruption in China and other countries, a reduction in time spent out of home and the actions taken throughout the world, including in our markets, to contain the coronavirus or treat its impact.
Third-party claims of intellectual property infringement, misappropriation or other violation against us could harm our business, operating results, and financial condition.
Third parties have asserted, and may in the future assert, that we have infringed, misappropriated or otherwise violated their intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us will grow. Any lawsuits regarding intellectual property rights, regardless of their success, could be expensive to resolve and would divert the time and attention of our management and technical personnel. In the event that any third-party claims that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability or priority. An adverse outcome of a dispute may damage our reputation, force us to adjust our business practices, require us to pay significant damages, and/or take other actions that could have a material adverse effect on our business.
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

Risks Related to Our Separation from iHeartCommunications
The Separation could result in significant tax liability to us.
The tax treatment of the transactions consummated in the iHeart Chapter 11 Cases, including the Radio Distribution and the Separation and cancellation of existing indebtedness, is highly complex. Although the relevant income tax returns have not yet been filed, and iHeartMedia is continuing to update its analysis, we currently anticipate that the Radio Distribution and Separation resulted in the recognition of a loss for federal and most state income tax purposes (although a gain may be recognized in certain states), and, therefore, such transactions did not result in material cash tax liability. However, the Internal Revenue Service ("IRS") or other taxing authorities could assert in connection with a subsequent audit that additional cash tax liabilities may have arisen in connection with such transactions. To the extent the transactions do give rise to any cash tax liability, we would be jointly and severally liable with iHeartCommunications and various other entities under applicable law for any such amounts. The allocation of any such liabilities between us and iHeartCommunications and its subsidiaries are addressed by the new Tax Matters Agreement that was entered into in connection with the Radio Distribution and Separation.
We expect that we will be required to substantially reduce or eliminate certain of our tax attributes, including net operating loss ("NOL") carryforwards, as a result of cancellation of indebtedness income realized in connection with the iHeart Chapter 11 Cases.
The consummation of the iHeart Chapter 11 Cases resulted in an “ownership change,” as defined in Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “U.S. Internal Revenue Code”). As a result, even if any NOLs or other tax attributes are not eliminated by cancellation of indebtedness income arising as a result of the iHeart Chapter 11 Cases, our ability to utilize any such attributes will likely be materially limited in the future.
The Merger is expected to, but may not, qualify as a “reorganization” within the meaning of Section 368(a) of the U.S. Internal Revenue Code.
We expect the Merger of CCOH into CCH is properly treated as a “reorganization” within the meaning of Section 368(a) of the U.S. Internal Revenue Code. In connection with the Merger, we and CCH each received U.S. federal income tax opinions to that effect from our respective tax counsels. These tax opinions represented the legal judgment of counsel rendering the opinion and are not binding on the IRS or the courts. Accordingly, if the IRS were to contest the treatment of the Merger and ultimately prevailed in the courts that the Merger did not qualify as a “reorganization,” then a holder of our Class A Common Stock may be required to recognize any gain or loss with respect to the receipt of the Company's new Common Stock in the Merger. Tax matters are very complicated and the consequences of the Merger to any particular stockholder will depend on that stockholder’s particular facts and circumstances. We urge you to consult your own tax advisor to determine the particular tax consequences of the Merger to you.
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
Prior to the Separation, iHeartMedia provided CCOH with various corporate services. Under a transition services agreement (the “Transition Services Agreement”), iHeartMedia and/or its affiliates are providing certain administrative and support services and other assistance to us, which we are using and will continue to use in the conduct of our businesses as such business was conducted prior to the Separation generally for one year (subject to certain rights of ours to extend for up to an additional year). Following the Separation and the expiration of the Transition Services Agreement, we will need to provide internally or obtain from unaffiliated third parties the services we previously received from iHeartMedia and its affiliates. We negotiated our arrangements with iHeartCommunications in the context of a parent-subsidiary relationship prior to our initial public offering, and we negotiated the terms of the Transition Services Agreement in the context of iHeartMedia’s Chapter 11 proceedings. We may be unable to replace these services in a timely manner or on terms and conditions as favorable as those we received from iHeartMedia prior to the Separation. We may be unable to successfully establish the infrastructure or implement the changes necessary to operate independently or may incur additional costs. If we fail to obtain the services necessary to operate effectively, or if we incur greater costs in obtaining these services, our business, financial condition and results of operations may be adversely affected.

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
The historical financial information included in this Annual Report on Form 10-K does not necessarily reflect the results of operations and financial position we would have achieved as an independent public company not controlled by iHeartMedia during the periods presented, or those that we will achieve in the future. Prior to the Separation, we operated as part of iHeartMedia’s broader corporate organization, and subsidiaries of iHeartMedia performed various corporate functions for us. Our historical financial information reflects allocations of corporate expenses from iHeartMedia for these and similar functions. These allocations may not reflect the costs we will incur for similar services in the future as an independent publicly-traded company.
Our historical financial information does not reflect expected changes in our organizational structure as part of the Separation, including changes in our capital structure, tax structure and new personnel needs. As part of iHeartMedia, we enjoyed certain benefits from iHeartMedia’s operating diversity, size and purchasing power, and we lost these benefits after the Separation. As an independent entity, we may be unable to purchase goods or services and technologies, such as insurance and health care benefits and computer software licenses, on terms as favorable to us as those we obtained as part of iHeartMedia prior to the Separation.
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
Pursuant to agreements that we entered into with iHeartMedia in connection with the Separation, iHeartMedia agreed to indemnify us for certain liabilities, and we agreed to indemnify iHeartMedia and its subsidiaries for certain liabilities. For example, we will indemnify iHeartMedia and its subsidiaries for liabilities arising from or accruing prior to the closing date of the Separation to the extent such liabilities related our business, assets and liabilities, as well as liabilities relating to a breach of the Settlement and Separation Agreement governing the terms of the Separation. However, third parties might seek to hold us responsible for liabilities that iHeartMedia agreed to retain, and there can be no assurance that iHeartMedia will be able to fully satisfy its indemnification obligations under these agreements. In addition, indemnities that we may be required to provide to iHeartMedia and its subsidiaries could be significant and could adversely affect our business.
Risks Related to Ownership of our Common Stock
Our stock price may be volatile or may decline regardless of our operating performance.
The market price for our common stock may be volatile. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our common stock, which may be caused by a number of factors, many of which we cannot control, including those described under the heading “-Risks Related to our Business” and the following:

•	Our limited history operating as an independent public company;

•	Our quarterly or annual earnings of those or other companies in our industry;

•	Changes in accounting standards, policies, guidance, interpretations, or principles;

•
Changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates, or failure of those analysts to initiate or maintain coverage of our common stock;

•	Downgrades by any securities analysts who follow our common stock;

•
Future sales of our common stock by our officers, directors and significant stockholders, including stockholders that were former creditors of iHeartMedia that received their common stock at the time of Separation in connection with iHeartMedia's Chapter 11 proceedings;

•	Market conditions or trends in our industry or the economy as a whole and, in particular, the advertising industry;

•	Investors' perceptions of our prospects;

•	Announcements by us of significant contracts, acquisitions, joint ventures or capital commitments; and

•	Changes in key personnel.
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
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.
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
Although we have paid certain special dividends in the past, we do not pay regularly-scheduled dividends and, should we seek to do so in the future, we are subject to restrictions on our ability to pay dividends by the Certificate of Designation for our Preferred Stock and the indentures governing our senior notes and our senior subordinated notes. If we elect not to pay dividends in the future or are prevented from doing so, the price of our common stock must appreciate in order for you to realize a gain on your investment. This appreciation may not occur.
The holders of our Preferred Stock have rights that are senior to the rights of a holder of our Common Stock, and the documents governing our Preferred Stock include certain restrictive covenants.
As part of the Separation, we issued $45.0 million of Preferred Stock to third party investors. The Preferred Stock provides that, among other things, in the event of our bankruptcy, dissolution or liquidation, the holders of our Preferred Stock must be satisfied before any distributions can be made to the holders of our common stock. As a result of our Preferred Stock’s superior rights relative to our common stock, the right of holders of our common stock to receive distributions from us may be diluted and may be limited by these rights. Should we default or fail to pay dividends, in cash, on the Preferred Stock for twelve consecutive quarters, the holders of the Preferred Stock will have the right to appoint one director to our board. Additionally, the Certificate of Designation for our Preferred Stock limits our ability to incur additional debt or to make certain restricted payments that could also affect the holders of our common stock.

Delaware law and certain provisions in our certificate of incorporation may prevent efforts by our stockholders to change the direction or management of our company.
Our certificate of incorporation and our bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including, but not limited to, the following:

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

•
Except as otherwise provided by a certificate of designations, any director or the entire board of directors may be removed from office as provided by Section 141(k) of the Delaware General Corporation Law (the "DGCL"); and

•
Except as required by law, for the first three years following the Separation, any amendment, alteration, rescission or repeal of our certificate of incorporation requires the affirmative vote of at least 66 2/3% of the total voting power of all outstanding shares of capital stock entitled to vote thereon, voting together as a single class.

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
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware, subject to certain exceptions, is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws; or (iv) any other action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.
Risks Related to Our Indebtedness
We may not be able to generate sufficient cash to service all of our substantial indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
As of December 31, 2019, we had approximately $5.1 billion of total indebtedness outstanding, including: approximately $2.0 billion of term loans under the Term Loan Facility, which amortizes in equal quarterly installments in an aggregate annual amount of $20.0 million, with the balance being payable in August 2026; $1.25 billion aggregate principal amount of 5.125% Senior Secured Notes due 2027 (the "CCOH Senior Secured Notes"); approximately $1.9 billion aggregate principal amount of 9.25% Senior Notes due 2024 (the "New CCWH Senior Notes"); and approximately $4.2 million of other debt, before giving effect to original issue discounts and long-term debt fees. Our substantial level of indebtedness and other financial obligations increase the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due, in respect of our indebtedness.
This substantial amount of indebtedness and other obligations could have negative consequences for us, including, without limitation:

•
Requiring us to dedicate a substantial portion of our cash flow to the payment of principal and interest on our indebtedness, thereby reducing cash available for other purposes, including to fund operations and capital expenditures, invest in new technology and pursue other business opportunities;

•
Limiting our liquidity and operational flexibility and limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	Limiting our ability to adjust to changing economic, business and competitive conditions;

•	Requiring us to defer planned capital expenditures, reduce discretionary spending, sell assets, restructure existing indebtedness or defer acquisitions or other strategic opportunities;

•	Limiting our ability to refinance any of the indebtedness or increasing the cost of any such financing;

•	Making us more vulnerable to an increase in interest rates, a downturn in our operating performance, a decline in general economic or industry conditions, or a disruption in the credit markets; and

•	Making us more susceptible to negative changes in credit ratings, which could impact our ability to obtain financing in the future and increase the cost of such financing.
If compliance with the debt obligations materially hinders our ability to operate our business and adapt to changing industry conditions, we may lose market share, our revenue may decline, and our operating results may suffer.
Our ability to make scheduled payments on our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, economic and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or refinance our indebtedness. We may not be able to take any of these actions, and these actions may not be successful or permit us to meet our scheduled debt service obligations. Furthermore, these actions may not be permitted under the terms of our existing or future debt agreements.
Our ability to refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and increase our debt service obligations and may require us to comply with more onerous covenants, which could further restrict our business operations. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. Additionally, the terms of existing or future debt instruments restrict us from pursuing some of these alternatives, and these alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If we cannot make scheduled payments on our indebtedness, we will be in default under one or more of the agreements governing our indebtedness, and, as a result, we could be forced into bankruptcy or liquidation.
Because we derive all of our operating income from our subsidiaries, our ability to repay our debt depends upon the performance of our subsidiaries and their ability to dividend or distribute funds to us.
We derive all of our operating income from our subsidiaries. As a result, our cash flow and the ability to service our indebtedness depend on the performance of our subsidiaries and the ability of those entities to distribute funds to us. We cannot assure you that our subsidiaries will be able to, or be permitted to, pay to us the amounts necessary to service our debt.
Restrictive covenants in our debt indentures and credit agreements restrict our ability to pursue our business strategies.
Our material financing agreements contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. These agreements include covenants restricting, among other things, our ability and the ability of our restricted subsidiaries to:

•	Incur or guarantee additional debt or issue certain preferred stock;

•	Pay dividends, redeem or purchase capital stock or make other restricted payments;

•	Redeem, repurchase or retire our subordinated debt;

•	Make certain investments;

•	Create liens on our or our restricted subsidiaries' assets to secure debt;

•	Create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries that are not guarantors of the notes;

•	Enter into transactions with affiliates;

•	Merge or consolidate with another company, or sell or otherwise dispose of all or substantially all of our assets;

•	Sell certain assets, including capital stock of our subsidiaries;

•	Alter the business that we conduct; and

•	Designate our subsidiaries as unrestricted subsidiaries.
In addition, restrictions in the certificate of designation governing our Preferred Stock restrict our ability to incur debt and make certain restricted payments. These restrictions could affect our ability to operate our business and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise. For example, these restrictions could adversely affect our ability to finance our operations, make strategic acquisitions, investments or alliances, restructure our organization or finance our capital needs. Additionally, our ability to comply with these covenants and restrictions may be affected by events beyond our control. These include prevailing economic, financial and industry conditions. If we breach any of these covenants or restrictions, we could be in default under the agreements governing our indebtedness and, as a result, we could be forced into bankruptcy.
Despite current indebtedness levels, we and our subsidiaries may still be able to incur more debt, and this could exacerbate the risks associated with our leverage.
Although our debt indentures and credit agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we and our subsidiaries could incur additional indebtedness in the future. For example, if permitted by the documents governing their indebtedness, our subsidiaries that are not guarantors, which include all of our foreign subsidiaries, may be able to incur more indebtedness under the indenture than our subsidiaries that are guarantors. Moreover, our debt indentures and credit agreements do not impose any limitation on our incurrence of liabilities that are not considered “indebtedness” and do not impose any limitation on liabilities incurred by our immaterial subsidiaries or our subsidiaries that might be designated as “unrestricted subsidiaries.” As of the date of this Annual Report on Form 10-K, we had no “unrestricted subsidiaries.” If we incur additional debt above current levels, the risks associated with our substantial leverage would increase.
Downgrades in our credit ratings may adversely affect our borrowing costs, limit our financing options, reduce our flexibility under future financings and adversely affect our liquidity or business operations.
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
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by us or on our behalf. Except for the historical information, this report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, our ability to comply with the covenants in the agreements governing our indebtedness and the availability of capital and the terms thereof. Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables that could impact our future performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements. We do not intend, nor do we undertake any duty, to update any forward-looking statements.
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

•
other general economic and political conditions in the U.S. and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;

•	changes in labor conditions and management;

•	the impact of future dispositions, acquisitions and other strategic transactions;

•	legislative or regulatory requirements;

•	regulations and consumer concerns regarding privacy and data protection;

•	a breach of our information security measures;

•	restrictions on outdoor advertising of certain products;

•	fluctuations in exchange rates and currency values;

•	risks of doing business in foreign countries;

•	the impact of coronavirus on our operations;

•	third-party claims of intellectual property infringement, misappropriation or other violation against us;

•
the risk that the Separation could result in significant tax liability or other unfavorable tax consequences to us and impair our ability to utilize our federal income tax net operating loss carryforwards in future years;

•	the risk that we may be more susceptible to adverse events following the Separation;

•	the risk that we may be unable to replace the services iHeartCommunications provided us in a timely manner or on comparable terms;

•	our dependence on our management team and other key individuals;

•	the risk that indemnities from iHeartMedia will not be sufficient to insure us against the full amount of certain liabilities;

•	volatility of our stock price;

•	the impact of our substantial indebtedness, including the effect of our leverage on our financial position and earnings;

•	the ability of our subsidiaries to dividend or distribute funds to us in order for us to repay our debts;

•	the restrictions contained in the agreements governing our indebtedness and our Preferred Stock limiting our flexibility in operating our business;

•	the effect of analyst or credit ratings downgrades; and

•	certain other factors set forth in our other filings with the SEC.
This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative and is not intended to be exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
Our corporate headquarters is located in San Antonio, Texas, where we lease space for executive offices and a business services center. We also have executive offices in New York City and in London.
Our operations are located primarily in the U.S. for our Americas segment, where we are present in 43 out of the top 50 U.S. markets, and primarily in Europe, Asia and Latin America for our International segment, where our primary portfolio spans 22 countries and is focused on densely populated metropolitan areas in major cities. The types of properties required to support each of our outdoor advertising branches include offices, production facilities and structure sites. An outdoor branch and production facility is generally located in an industrial or warehouse district.
Our Americas display inventory consists primarily of billboards, transit displays, street furniture, and spectaculars and wallscapes, and our International display inventory consists primarily of street furniture displays, billboards, transit displays and retail displays. As of December 31, 2019, we had approximately 74,000 advertising displays in the Americas, including more than 1,700 digital displays, and approximately 390,000 advertising displays in International, including more than 15,000 digital displays. We typically own the physical structures on which our clients’ advertising copy is displayed, and we primarily lease our outdoor display sites and own or have acquired permanent easements for relatively few parcels of real property that serve as the sites for our outdoor displays. Our site lease terms may range from month-to-month to year-to-year and can be for terms of ten years or longer, and many provide for renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. We believe that an important part of our management activity is to negotiate suitable lease renewals and extensions.
We believe that our properties are in good condition and suitable for our operations. No one property is material to our overall operations. For additional information regarding our properties, refer to Item 1 of Part I of this Annual Report on Form 10-K (“Business”).
ITEM 3.  LEGAL PROCEEDINGS
We currently are involved in certain legal proceedings arising in the ordinary course of business, with a large portion of our litigation arising in the following contexts: commercial disputes, employment and benefits related claims, land use and zoning, governmental fines, intellectual property claims, and tax disputes. For additional information regarding our material pending legal proceedings, refer to Note 8 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following information with respect to our executive officers is presented as of February 27, 2020:

Name	Age	Title
C. William Eccleshare	64	Chief Executive Officer-Worldwide and President
Brian D. Coleman	54	Chief Financial Officer
Scott R. Wells	51	Executive Vice President and Chief Executive Officer of the Americas Division
Lynn A. Feldman	51	Executive Vice President, General Counsel and Secretary
Jason A. Dilger	46	Chief Accounting Officer
C. William Eccleshare was appointed as our Chief Executive Officer on May 1, 2019 in connection with the Separation. Prior to that time, Mr. Eccleshare served as the Chief Executive Officer-International division at iHeartMedia and CCOH and was appointed to this position on March 2, 2015. Prior to such time, he served as Chief Executive Officer-Outdoor of iHeartMedia and CCOH since January 24, 2012. Prior to January 24, 2012, he served as Chief Executive Officer-Clear Channel Outdoor-International of iHeartMedia since February 17, 2011 and as Chief Executive Officer-International of the CCOH since September 1, 2009. Previously, he was Chairman and CEO of BBDO EMEA from 2005 to 2009. Prior thereto, he was Chairman and CEO of Young & Rubicam EMEA since 2002. Mr. Eccleshare has an MA in History from Trinity College, University of Cambridge. Mr. Eccleshare was selected to serve as a director because of his extensive experience in the outdoor advertising business gained through the course of his career.
Brian D. Coleman was appointed as our Chief Financial Officer on May 1, 2019 in connection with the Separation. Prior to that time, Mr. Coleman served as the Senior Vice President and Treasurer for iHeartMedia and CCOH and was appointed to these positions in December 1998. Previously, Mr. Coleman served as a Project Manager in the Corporate Finance department at Central and South West Corporation, a multi-state utility holding company, from 1995 to 1998. Prior to that role, Mr. Coleman held various financial positions at Bank of America, Sumitomo Banking Corporation and National Australia Bank. Mr. Coleman received a BBA in Finance from the University of Texas at Austin.
Scott R. Wells is the Chief Executive Officer of Clear Channel Outdoor Americas and was appointed to this position on March 3, 2015. Previously, Mr. Wells served as an Operating Partner at Bain Capital since January 2011 and prior to that served as an Executive Vice President at Bain Capital since 2007. Mr. Wells also was one of the leaders of the firm’s operationally focused Portfolio Group. Prior to joining Bain Capital, he held several executive roles at Dell, Inc. (“Dell”) from 2004 to 2007, most recently as Vice President of Public Marketing and On-Line in the Americas. Prior to joining Dell, Mr. Wells was a Partner at Bain & Company, where he focused primarily on technology and consumer-oriented companies. Mr. Wells was a member of our Board from August 2008 until March 2015. He currently serves as a director of Ad Council, the Achievement Network (ANet) and the Outdoor Advertising Association of America (OAAA). He has an M.B.A., with distinction, from the Wharton School of the University of Pennsylvania and a B.S. from Virginia Tech.
Lynn A. Feldman was appointed as our Executive Vice President, General Counsel and Secretary on May 1, 2019 in connection with the Separation. Prior to such time, Ms. Feldman served as the Executive Vice President and General Counsel for Clear Channel Outdoor Americas and was appointed to such position in July 2016. Previously, Ms. Feldman served as the Executive Vice President and General Counsel of Wyndham Hotel Group, a division of Wyndham Worldwide Corporation, from 2009 to 2015. Prior to that role, Ms. Feldman served as the Senior Vice President, Deputy General Counsel and public company Corporate Secretary for the parent company, Wyndham Worldwide. Prior thereto, Ms. Feldman served in various corporate roles within Cendant Corporation and as a Corporate Associate at Lowenstein Sandler. Ms. Feldman received a J.D. from Georgetown University Law Center in Washington, D.C. and a B.A. from Boston College.
Jason A. Dilger was appointed as Chief Accounting Officer of the Company on May 1, 2019 in connection with the Separation. Mr. Dilger previously served as Senior Vice President-Accounting for Clear Channel Outdoor Americas since August 2011. Prior to that role, Mr. Dilger served as Corporate Controller of Sinclair Broadcast Group from 2006 to 2011. Prior thereto, Mr. Dilger served in various accounting and finance roles at Municipal Mortgage & Equity from 2004 to 2006. Mr. Dilger began his career in public accounting with nearly a decade of experience at Arthur Andersen and Ernst & Young. Mr. Dilger earned his B.S. in Accounting from the University of Delaware.

PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information & Stockholders
Shares of our common stock trade on the NYSE under the symbol “CCO.” As of February 24, 2020, there were 466,419,752 shares of our common stock outstanding (excluding 504,650 shares held in treasury) and 42 stockholders of record. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
Dividends
We currently have no intention to pay dividends on our common stock at any time in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board may deem relevant.
Recent Sales of Unregistered Securities
None, except as previously reported on our Current Report on Form 8-K, filed with the SEC on May 2, 2019.
Issuer Purchases of Equity Securities
The following table sets forth our purchases of shares of our common made during the quarter ended December 31, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31	635	$2.38	—	$—
November 1 through November 30	—		—	—
December 1 through December 31	—		—	—
Total	635	$2.38	—	$—

(1)
The shares indicated consist of shares of our common stock tendered by employees to us during the three months ended December 31, 2019 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

Stock Performance Graph
The following chart provides a comparison of the cumulative total returns, adjusted for any stock splits and dividends, for our Common Stock, the stock of peer issuers ("Outdoor Index") and the S&P 500 Composite Index from December 31, 2014 through December 31, 2019.

•	The calculation of cumulative total returns for the Company is calculated based on the share price of the common stock traded under the symbol, "CCO."

•
The Outdoor Index, which provides a peer comparison for our Outdoor business, consists of Lamar Advertising Company and Outfront Media, Inc., which both operate as real estate investment trusts ("REITs").

Indexed Yearly Stock Price Close
(Price Adjusted for Stock Splits and Dividends)
Source: FactSet Research Systems, Inc.; Bloomberg
ITEM 6.  SELECTED FINANCIAL DATA
The following tables set forth our selected historical consolidated financial data as of the dates and for the periods indicated. The selected historical financial data is derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected for future periods. Acquisitions and dispositions impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.
The selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes thereto located within Items 7 and 8, respectively, of Part II of this Annual Report on Form 10-K.

(In thousands, except per share data)	Years Ended December 31,
	2019	2018	2017	2016	2015
Results of Operations Data:
Revenue	$2,683,810	$2,721,705	$2,588,702	$2,679,822	$2,806,204
Operating income	$252,902	$251,803	$232,285	$631,936	$273,608
Net income (loss) attributable to the Company	$(363,304)	$(218,240)	$(644,348)	$135,070	$(83,344)

Net income (loss) attributable to the Company per common share:
Basic	$(0.88)	$(0.60)	$(1.78)	$0.37	$(0.23)
Diluted	$(0.88)	$(0.60)	$(1.78)	$0.37	$(0.23)

(In thousands)	As of December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash and cash equivalents	$398,858	$182,456	$144,119	$531,537	$401,930
Total current assets	$1,201,891	$1,015,800	$974,172	$1,330,977	$1,556,884
Property, plant and equipment, net	$1,211,154	$1,288,938	$1,395,029	$1,412,833	$1,627,986
Total assets	$6,393,288	$4,522,028	$4,670,782	$5,708,370	$6,295,975
Current liabilities (excluding current portion of long-term debt)	$1,160,230	$729,589	$656,939	$634,747	$916,303
Long-term debt (including current portion of long-term debt)	$5,084,018	$5,277,335	$5,266,726	$5,116,991	$5,110,823
Mandatorily-redeemable preferred stock	$44,912	$—	$—	$—	$—
Stockholders’ deficit	$(2,054,706)	$(2,101,652)	$(1,858,294)	$(947,312)	$(578,637)
ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the audited consolidated financial statements and related notes contained in Item 8 of this Annual Report on Form 10-K. All references to “the Company,” “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.
The MD&A is organized as follows:

•	Overview – Discussion of the nature, key developments and trends of our business in order to provide context for the remainder of the MD&A.

•	Results of Operations – An analysis of our financial results of operations at the consolidated and segment levels.

•	Liquidity and Capital Resources – Discussion of our cash flows, anticipated cash requirements and financial condition, sources and uses of capital and liquidity, and contractual obligations.

•
Critical Accounting Estimates – Discussion of accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our consolidated financial statements.

This discussion contains forward-looking statements that are subject to risks and uncertainties, and actual results may differ materially from those contained in any forward-looking statements. See “Cautionary Statement Concerning Forward-Looking Statements” contained in Item 1A. Risk Factors within this Annual Report on Form 10-K.

OVERVIEW
Relationship with and Separation from iHeartCommunications
Prior to May 1, 2019, we were indirectly owned by iHeartCommunications and its parent company, iHeartMedia, through Clear Channel Holdings, Inc. ("CCH"), a wholly-owned subsidiary of iHeartCommunications. As of December 31, 2018, CCH, directly and indirectly through its subsidiaries, collectively represented approximately 89.1% of the outstanding shares of our common stock and approximately 99% of the total voting power of our common stock.
There were several agreements that governed our relationship with iHeartCommunications while it remained a significant stockholder in us, including a Master Agreement, a Corporate Services Agreement, an Employee Matters Agreement, a Tax Matters Agreement, a Trademark License Agreement and a number of other agreements setting forth various matters governing our relationship (collectively, the "Intercompany Agreements"). Refer to Note 9 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K for more information about the Intercompany Agreements.
On March 14, 2018, iHeartMedia and certain of its subsidiaries, including iHeartCommunications and CCH, (collectively, the “Debtors”) filed voluntary petitions for relief (the “iHeart Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code. (CCOH and its subsidiaries did not file petitions for relief and were not Debtors in the iHeart Chapter 11 Cases.) On January 22, 2019, the Bankruptcy Court confirmed the iHeartMedia Plan of Reorganization, which became effective on May 1, 2019 (the "Effective Date").
On the Effective Date, the Outdoor Group was separated from the iHeart Group and ceased to be controlled by iHeartCommunications through a series of transactions (the "Separation"), as follows:

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

•	We received the Clear Channel tradename and other trademarks;

•
Certain intercompany notes and intercompany accounts among the Outdoor Group and the iHeart Group were settled, terminated and canceled, including the Due from iHeartCommunications Note and the post-petition intercompany balance outstanding;

•	The Intercompany Agreements with iHeartCommunications were terminated;

•
We entered into a Transition Service Agreement with the iHeart Group for one year from May 1, 2019 (subject to certain rights of the Company to extend up to one additional year), which we may terminate, in whole or in part, upon 30 days’ prior written notice; and

•	We issued $45.0 million of mandatorily-redeemable preferred stock (the "Preferred Stock").
In total, we received a net payment of $115.8 million from iHeartCommunications pursuant to the Separation Agreement. Refer to the Notes to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K for more details. Additionally, refer to Item 1 of Part I of this Annual Report on Form 10-K ("Business – Corporate History") for more information about the Separation.
Format of Presentation
Prior to the Separation, the historical financial statements of the Company consisted of the carve-out financial statements of the Outdoor Business of CCH and excluded the radio businesses that had historically been owned by CCH and reported as part of iHeartMedia’s iHM segment prior to the Separation. CCH, which was a holding company prior to the Separation, had no independent assets or operations. Upon the Separation and the transactions related thereto, the Company’s only assets, liabilities and operations are those of the Outdoor Business.
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
We own the majority of our advertising displays, which typically are located on sites that we either lease or own or for which we have acquired permanent easements. The significant expenses associated with our operations include site lease expenses, as well as direct production, maintenance and installation expenses.

•
Our site lease expenses include lease payments for use of the land under our displays, as well as any revenue-sharing arrangements or minimum guaranteed amounts payable under our billboard, street furniture and transit display contracts. The terms of our site leases and revenue-sharing or minimum guaranteed contracts generally range from 1 to 20 years.

•
Our direct production, maintenance and installation expenses include costs for printing, transporting and changing the advertising copy on our displays; related labor costs; vinyl costs, which vary according to the complexity of the advertising copy and the quantity of displays; electricity costs and costs cleaning and maintaining our displays.

Seasonality
Typically, both our Americas and International segments experience their lowest financial performance in the first quarter of the calendar year, with International historically experiencing a loss from operations in that period. Our International segment typically experiences its strongest performance in the second and fourth quarters of the calendar year. We expect this trend to continue in the future. In addition, the majority of interest payments made in relation to long-term debt are paid in the first and third quarters of each calendar year.
Macroeconomic Indicators
Advertising revenue for our segments is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally. Additionally, our international results are impacted by fluctuations in foreign currency exchange rates as well as the economic conditions in the foreign markets in which we have operations.
Executive Summary
The key developments that impacted our business during the year ended December 31, 2019 are summarized below:

•
During the year ended December 31, 2019, consolidated revenue decreased $37.9 million, or 1.4%, compared to 2018. However, excluding the $70.8 million impact of movements in foreign exchange rates, consolidated revenue increased $32.9 million, or 1.2%. This increase was driven by revenue growth in our America business, partially offset by a revenue decline in our International business primarily driven by lower revenues in China. Refer to the "Results of Operations" discussion below for additional details.

•	In 2019, we continued to focus on our strategic plan, including building our digital network, expanding our programmatic offerings and enhancing our data analytics, including RADAR.

•	We accessed the capital markets several times during 2019, including:

◦
In February, Clear Channel Worldwide Holdings, Inc. ("CCWH") issued $2,235.0 million of new 9.25% Senior Notes due 2024 (which ceased to be subordinated indebtedness following the August refinancing transactions described below) (the "New CCWH Senior Notes"), in connection with the refinancing of the 7.625% CCWH Series A and Series B Senior Subordinated Notes Due 2020 (the "CCWH Subordinated Notes");

◦	In May, the Company issued and sold 45,000 shares of Preferred Stock, for a cash purchase price (before fees and expenses) and initial liquidation preference of $45.0 million;

◦
In July, the Company issued 100 million shares of common stock in a public offering and, in August used the net proceeds to redeem approximately $333.5 million aggregate principal amount of the New CCWH Senior Notes; and

◦
In August, the Company issued $1,250.0 million of new 5.125% Senior Secured Notes due 2027 (the "CCOH Senior Secured Notes") and entered into new senior secured credit facilities (the "New Senior Secured Credit Facility"), consisting of a $2,000.0 million seven-year term loan facility (the "Term Loan Facility") and a $175.0 million revolving credit facility (the "New Revolving Credit Facility"). Proceeds were used to redeem the 6.5% Series A and Series B Senior Notes due 2022 (the "CCWH Senior Notes") and the 8.75% Senior Notes due 2020 (the "CCIBV Senior Notes"). Additionally, the Company terminated its existing receivables-based credit facility and entered into a new $125.0 million receivables-based credit facility.

◦	Refer to the "Liquidity and Capital Resources" discussion below for additional details.
RESULTS OF OPERATIONS
2019 Compared to 2018
The discussion of our results of operations is presented on both a consolidated and segment basis. We manage our operating segments primarily focusing on their operating income, while corporate expenses, depreciation and amortization, impairment charges, other operating income (expense), net, and all non-operating income and expenses are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.
Revenue and expenses “excluding the impact of movements in foreign exchange rates” in this M&DA are presented because management believes that viewing certain financial results without the impact of fluctuations in foreign currency rates facilitates period to period comparisons of business performance and provides useful information to investors. Revenue and expenses “excluding the impact of movements in foreign exchange rates” are calculated by converting the current period’s revenue and expenses in local currency to U.S. dollars using average foreign exchange rates for the prior period.
Consolidated Results of Operations
The comparison of our historical results of operations for the year ended December 31, 2019 to the year ended December 31, 2018 is as follows:

(In thousands)	Years Ended December 31,		%
	2019	2018	Change
Revenue	$2,683,810	$2,721,705	(1.4)%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,452,177	1,470,668	(1.3)%
Selling, general and administrative expenses (excludes depreciation and amortization)	520,928	522,918	(0.4)%
Corporate expenses (excludes depreciation and amortization)	144,341	152,090	(5.1)%
Depreciation and amortization	309,324	318,952	(3.0)%
Impairment charges	5,300	7,772	(31.8)%
Other operating income, net	1,162	2,498	(53.5)%
Operating income	252,902	251,803	0.4%
Interest expense, net	418,184	388,133
Interest income (expense) on Due from (to) iHeartCommunications	(1,334)	393
Loss on Due from iHeartCommunications	(5,778)	—
Loss on extinguishment of debt	(101,745)	—
Other expense, net	(15,384)	(34,393)
Loss before income taxes	(289,523)	(170,330)
Income tax expense	(72,254)	(32,515)
Consolidated net loss	(361,777)	(202,845)
Less amount attributable to noncontrolling interest	1,527	15,395
Net loss attributable to the Company	$(363,304)	$(218,240)
Consolidated Revenue
Consolidated revenue decreased $37.9 million, or 1.4%, during 2019 compared to 2018. Excluding the $70.8 million impact of movements in foreign exchange rates, consolidated revenue increased $32.9 million, or 1.2%, during 2019 compared to 2018. This increase was driven by revenue growth of 7.0% in our Americas business, largely related to digital displays, partially offset by a revenue decline of 3.3% in our International business, excluding the impact of movements in foreign exchange rates, primarily driven by lower revenues in China.

Consolidated Direct Operating Expenses
Consolidated direct operating expenses decreased $18.5 million, or 1.3%, during 2019 compared to 2018. Excluding the $46.5 million impact of movements in foreign exchange rates, consolidated direct operating expenses increased $28.0 million, or 1.9%, during 2019 compared to 2018. Higher site lease expenses in both our Americas and International businesses primarily due to increased revenue were partially offset by lower direct operating expenses related to the non-renewal of contracts in certain countries in our International business.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses decreased $2.0 million, or 0.4%, during 2019 compared to 2018. Excluding the $15.5 million impact of movements in foreign exchange rates, consolidated SG&A expenses increased $13.5 million, or 2.6%, during 2019 compared to 2018. This increase primarily resulted from higher employee compensation expense in our Americas business, including variable incentive compensation, partially offset by a decrease in SG&A expenses in our International business.
Corporate Expenses
Corporate expenses decreased $7.7 million, or 5.1%, during 2019 compared to 2018. Excluding the $2.3 million impact of movements in foreign exchange rates, corporate expenses decreased $5.4 million, or 3.6%, during 2019 compared to 2018. This decrease was primarily driven by the elimination of costs associated with the termination of the agreements comprising trademark and IP licenses and sponsor management fees that were in place prior to the Separation. The decrease in expenses was partially offset by incremental stand-alone costs associated with the build-out of new corporate functions, expenses related to the investigations in China and Italy, and higher compensation-related expenses including share-based compensation.
Depreciation and Amortization
Depreciation and amortization decreased $9.6 million during 2019 compared to 2018 primarily due to assets in our Americas and International businesses becoming fully depreciated or fully amortized and the impact of movements in foreign exchange rates, partially offset by amortization of the Clear Channel trademark, which the Company received from iHeartCommunications as part of the Separation.
Impairment Charges
We perform our annual impairment tests for indefinite-lived intangible assets and goodwill as of July 1 of each year. In addition, we test for impairment of property, plant and equipment whenever events and circumstances indicate that depreciable assets might be impaired. As a result of these impairment tests, we recorded impairment charges of $5.3 million and $7.8 million during 2019 and 2018, respectively, related to permits in one market in our Americas segment. Refer to Note 4 to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for a further description of the impairment charges.
Interest Expense, net
Interest expense, net, increased $30.1 million in 2019 compared to 2018. This increase was driven by the issuance of the New CCWH Senior Notes in February at a higher rate of interest than the notes that were refinanced and the overlapping period between the close of the debt refinancing transaction and the redemption date, partially offset by the lower rates of interest on the new debt from the August refinancing as compared to the notes that were refinanced. As a result of these lower rates of interest and our partial redemption of debt with common stock proceeds in July, we expect interest expense to decrease in future periods.
Loss on Due from iHeartCommunications
Pursuant to the Separation Agreement, the note payable by iHeartCommunications to the Company was canceled upon consummation of the Separation, and we received a recovery amount of approximately $149.0 million. This resulted in a $5.8 million loss recognized during 2019. Refer to the "Liquidity and Capital Resources" section of this MD&A below for more information.
Loss on Extinguishment of Debt
In 2019, we recognized loss on extinguishment of debt of $101.7 million, including $5.5 million related to the refinancing of the CCWH Subordinated Notes in February, $13.7 million related to the partial redemption of the New CCWH Senior Notes in July, and $82.6 million related to the refinancing of the CCWH Senior Notes and CCIBV Senior Notes in August. We did not extinguish any debt in 2018.
Other Expense, Net
Other expense, net, decreased $19.0 million during 2019 compared to 2018 primarily due to decreases in net foreign exchange losses recognized in connection with intercompany notes denominated in foreign currencies, partially offset by costs incurred in 2019 in connection with the Separation.

Income Tax Expense
For periods prior to the Separation, our operations were included in a consolidated income tax return filed by iHeartMedia. For our financial statements, however, our provision for income taxes was computed as if we were to file separate consolidated federal income tax returns with our subsidiaries for all periods.
The effective tax rate for 2019 was (25.0)% and was primarily impacted by the $56.9 million valuation allowance recorded against deferred tax assets in a certain foreign jurisdiction which are no longer expected to be realized. The 2019 effective tax rate was also impacted by both the valuation allowance recorded against federal and state deferred tax assets generated in the current period due to the uncertainty of the ability to utilize those assets in future periods.
The effective tax rate for 2018 was (19.1)% and was primarily impacted by the valuation allowances recorded against federal and state deferred tax assets generated in the current period due to the uncertainty of the ability to utilize those assets in future periods. In addition, losses in certain foreign jurisdictions were not benefited primarily due to the uncertainty of the ability to utilize those losses in future periods.
Refer to Note 10 to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information.
Americas Results of Operations
Our Americas operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2019	2018	Change
Revenue	$1,273,018	$1,189,348	7.0%
Direct operating expenses	547,413	524,659	4.3%
SG&A expenses	218,369	199,688	9.4%
Depreciation and amortization	160,386	166,806	(3.8)%
Operating income	$346,850	$298,195	16.3%
Americas revenue increased $83.7 million, or 7.0%, during 2019 compared to 2018. The largest driver was a 13.6% increase in digital revenue from billboards and street furniture, which was driven by a combination of organic growth and the deployment of new digital displays. Increases in revenue from print billboards, digital airport displays, other transit displays and wallscapes also contributed to the growth in revenue. Americas total digital revenue increased 15.0% to $411.0 million during 2019, including $303.5 million from billboards and street furniture, as compared to $357.4 million during 2018, including $267.1 million from billboards and street furniture. Revenue generated from national sales comprised 39.3% and 38.5% of total revenue for 2019 and 2018 respectively, while the remainder of revenue was generated from local sales.
Americas direct operating expenses increased $22.8 million, or 4.3%, during 2019 compared to 2018 primarily due to higher site lease expenses related to higher revenue.
Americas SG&A expenses increased $18.7 million, or 9.4%, during 2019 compared to 2018, largely due to higher employee compensation expense, including variable incentive compensation.
International Results of Operations
Our International operating results were as follows:

(In thousands)	Years Ended December 31,		%
	2019	2018	Change
Revenue	$1,410,792	$1,532,357	(7.9)%
Direct operating expenses	904,764	946,009	(4.4)%
SG&A expenses	302,559	323,230	(6.4)%
Depreciation and amortization	138,651	148,199	(6.4)%
Operating income	$64,818	$114,919	(43.6)%

International revenue decreased $121.6 million, or 7.9%, during 2019 compared to 2018. Excluding the $70.8 million impact of movements in foreign exchange rates, International revenue decreased $50.8 million, or 3.3%, during 2019 compared to 2018, driven by a $53.5 million decrease in China revenues due to weakening economic conditions. Clear Media Limited ("Clear Media"), our non-wholly owned Chinese subsidiary, remains cautious about the operating environment in 2020 as uncertainty continues in China's overall economy. Non-renewal of contracts in certain countries, including Italy and Spain, also contributed to the decrease in International revenue. These decreases were partially offset by increases in revenue from digital display expansion in various markets, particularly in the U.K., and new contracts in France. International digital revenue increased 7.0% to $372.7 million during 2019 as compared to $348.5 million during 2018. Excluding the $17.8 million impact of movements in foreign exchange rates, International digital revenue increased $42.1 million, or 12.1%, in 2019 compared to 2018.
International direct operating expenses decreased $41.2 million, or 4.4%, during 2019 compared to 2018. Excluding the $46.5 million impact of movements in foreign exchange rates, International direct operating expenses increased $5.3 million, or 0.6%, during 2019 compared to 2018. This increase was primarily driven by higher site lease expenses in countries experiencing revenue growth, particularly in the U.K., and in countries with new contracts, particularly in France, partially offset by lower direct operating expenses, including site lease, labor and material expenses, related to the non-renewals of contracts in Italy and Spain.
International SG&A expenses decreased $20.7 million, or 6.4%, during 2019 compared to 2018. Excluding the $15.5 million impact of movements in foreign exchange rates, International SG&A expenses decreased $5.2 million, or 1.6%, during 2019 compared to 2018. This decrease was primarily driven by lower spending on restructuring and other cost initiatives, partially offset by higher marketing and employee compensation expenses in the U.K., primarily due to its favorable operating performance, and higher consulting fees in France.
Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Years Ended December 31,
	2019	2018
Operating income (loss):
Americas	$346,850	298,195
International	64,818	114,919
Corporate(1)	(154,628)	(156,037)
Impairment charges	(5,300)	(7,772)
Other operating income, net	1,162	2,498
Consolidated operating income	$252,902	$251,803

(1)
Corporate is calculated as the sum of corporate expenses, including non-cash compensation expenses, and corporate depreciation and amortization. Corporate expenses relate to overall executive, administrative and support functions.

2018 Compared to 2017
For a comparison of our historical results of operations for the year ended December 31, 2018 to the year ended December 31, 2017, refer to Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 5, 2019.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the years ended December 31, 2019, 2018 and 2017.

(In thousands)	Years Ended December 31,
	2019	2018	2017
Net cash provided by (used for):
Operating activities	$214,526	$187,275	$160,118
Investing activities	$(220,042)	$(203,592)	$(154,522)
Financing activities	$220,009	$40,686	$(379,513)

Operating Activities
During 2019, net loss as adjusted for non-cash and non-operating items, most notably depreciation and amortization and loss on extinguishment of debt, resulted in $111.9 million of net cash inflows from operating activities. Additionally, changes in working capital balances resulted in $102.6 million of net cash inflows, driven primarily by an increase in accrued interest due to a change in the timing of our interest payments on our outstanding debt from weekly to semi-annually (in February and August) upon Separation. Cash paid for interest, including cash paid for dividends on our Preferred Stock, decreased $51.6 million during 2019 compared to 2018.
During 2018, net loss as adjusted for non-cash and non-operating items, most notably depreciation and amortization, resulted in $192.7 million of net cash inflows from operating activities. This was partially offset by $5.4 million of net cash outflows related to changes in working capital balances, where an increase in accounts receivable and changes in other operating assets and liabilities were largely offset by increases in deferred income, accounts payable and accrued expenses, driven primarily by the timing of payments.
During 2017, net loss as adjusted for non-cash and non-operating items, most notably a loss on the Due from iHeartCommunications Note, depreciation and amortization, and deferred taxes, resulted in $213.8 million of net cash inflows from operating activities. This was partially offset by $53.7 million of net cash outflows related to changes in working capital balances, particularly an increase in accounts receivable at our International business, which was impacted by slower collections.
Investing Activities
Capital Expenditures
Net cash used for investing activities primarily reflects our capital expenditures, which primarily relate to the ongoing deployment of digital displays and improvements to traditional displays in our Americas segment as well as new billboard and street furniture contracts and renewals of existing contracts in our International segment. We had the following capital expenditures during the years ended December 31, 2019, 2018 and 2017:

(In thousands)	Years Ended December 31,
	2019	2018	2017
Americas(1)	$82,707	$76,867	$70,936
International(2)	135,982	129,962	150,036
Corporate(3)	13,775	4,250	3,266
Total capital expenditures	$232,464	$211,079	$224,238

(1)	Capital expenditures in our Americas segment primarily related to constructing and sustaining our billboards and other out-of-home advertising displays, including digital boards.

(2)	Capital expenditures in our International segment primarily related to constructing and sustaining our street furniture and other out-of-home advertising displays, including digital boards.

(3)
Corporate capital expenditures in 2019 were largely driven by the build-out of the new San Antonio office and IT infrastructure due to the Separation, while Corporate capital expenditures in 2018 and 2017 primarily related to equipment and software purchases.

Refer to the Contractual Obligations table under the “Liquidity and Capital Resources – Contractual Obligations” section of this MD&A for our future capital expenditure commitments.
Other Investing Activities
The cash outflows for capital expenditures were partially offset by net cash proceeds from the disposal of assets of $10.7 million, $9.8 million and $72.0 million in 2019, 2018 and 2017, respectively. In 2017, we sold our Indianapolis, Indiana market in exchange for certain assets in Atlanta, Georgia and cash, as well as our ownership interest in a joint venture in Canada.
Financing Activities
Net cash provided by financing activities during 2019 primarily reflected net transfers of $159.2 million in cash from iHeartCommunications, including proceeds from the settlement of the Due from iHeartCommunications Note upon consummation of the Separation; proceeds of $43.8 million from the issuance of mandatorily-redeemable preferred stock, net of fees and expenses; a net increase in cash of $27.6 million related to our 2019 capital market transactions, including the refinancing of all of our outstanding long-term debt, the issuance of common stock and subsequent redemption of a portion of our outstanding debt, and related early redemption penalties and debt issuance costs. These capital market transactions are described in further detail within this MD&A below.

Net cash provided by financing activities during 2018 primarily reflected net transfers of $78.8 million in cash from iHeartCommunications related to the intercompany arrangement, partially offset by cash dividends paid in the aggregate amount of $30.7 million.
Net cash used for financing activities during 2017 primarily reflected cash dividends paid in the aggregate amount of $332.8 million and net transfers of $181.9 million in cash to iHeartCommunications related to the intercompany arrangement, partially offset by $156.0 million in cash proceeds from the issuance of additional CCIBV Senior Notes.
Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, cash flow from operations, and our credit facilities. Our primary uses of liquidity are for our working capital, capital expenditures, debt service, dividend payments on Preferred Stock, and other funding requirements.
Based on our current and anticipated levels of operations and conditions in the markets in which we operate, we believe that cash on hand, cash flows from operations, and borrowing capacity under our credit facilities (as reduced by restrictions in the indenture governing the New CCWH Senior Notes) will enable us to meet our liquidity and funding requirements for at least the next 12 months. We believe our long-term plans, which include promoting outdoor media spending, capitalizing on our diverse geographic and product opportunities, and the continued deployment of digital displays, will enable us to continue generating cash flows from operations sufficient to meet our liquidity and funding requirements in the long term; however, our anticipated results are subject to significant uncertainty, and our ability to meet our funding requirements depends on our future operating performance, cash from operations, and our ability to manage our liquidity and obtain supplemental liquidity, if necessary. If we are unable to generate sufficient cash through our operations or obtain sources of supplemental liquidity, we could face substantial liquidity problems, which could have a material adverse effect on our financial condition and our ability to meet our obligations.
Historically, our cash management arrangement with iHeartCommunications had been our only committed external source of liquidity; however, the intercompany arrangements with iHeartCommunications were terminated on May 1, 2019 as part of the Separation. Now that our business is separated from iHeartCommunications, we depend solely on our ability to generate cash, borrow under our credit facilities or obtain additional financing to meet our liquidity needs. Our significant interest payment obligations reduce our financial flexibility, make us more vulnerable to changes in operating performance and economic downturns generally, reduce our liquidity over time and could negatively affect our ability to obtain additional financing in the future. Subsequent to the Separation, we refinanced substantially all of our indebtedness, resulting in extended maturities and lower cash interest payments, and we obtained additional liquidity through the issuance of Preferred Stock and a public offering of common stock. In the future, we may need to obtain additional financing from banks or other lenders, through public offerings or private placements of debt or equity, through strategic relationships or other arrangements, or from a combination of these sources. There can be no assurance that financing alternatives will be available in sufficient amounts or on terms acceptable to us in the future due to market conditions, our financial condition, our liquidity constraints, our lack of history operating as a company independent from iHeartCommunications or other factors, many of which are beyond our control, and even if financing alternatives are available to us, we may not find them suitable or at reasonable interest rates. In addition, the terms of our existing or future debt agreements may restrict us from securing financing on terms that are available to us at that time or at all.
We frequently evaluate strategic opportunities both within and outside our existing lines of business, and we expect from time to time to dispose of certain businesses and may pursue acquisitions. These dispositions or acquisitions could be material. Specifically, as we continue to focus on operational efficiencies that drive greater margin and cash flow, we will continue to review and consider opportunities to unlock shareholder value, which may include, among other things, potential asset or operational divestitures intended to deleverage and increase free cash flow. We are currently conducting a strategic review of our approximately 50.91% stake in Clear Media. As of the date of this Annual Report on Form 10-K, we are in discussions with a potential purchaser; however, the outcome of those discussions is far from certain, and there is no guarantee that a transaction will be forthcoming. As of the date of this Annual Report on Form 10-K, we have made no decision with respect to our interest in Clear Media, and no definitive agreement has been entered into with any party to implement any transaction.
Sources of Capital and Liquidity
Cash and Cash Equivalents
As of December 31, 2019, we had $398.9 million of cash on our balance sheet, including $111.1 million of cash held outside the U.S. by our subsidiaries, a portion of which is held by non-wholly owned subsidiaries or is otherwise subject to certain restrictions and not readily accessible to us. Excess cash from our foreign operations may be transferred to our operations in the U.S. if needed to fund operations in the U.S., subject to the foreseeable cash needs of our foreign operations. We could presently repatriate excess cash with minimal U.S. tax consequences, as calculated for tax law purposes. Additionally, dividend distributions from our international subsidiaries may be exempt from U.S. federal income tax.

Credit Facilities
On August 23, 2019, we entered into a $175.0 million Revolving Credit Facility, and we replaced our existing receivables-based credit facility with a $125.0 million New Receivables-Based Credit Facility, rolling over all outstanding letters of credit. Both credit facilities include sub-facilities for letters of credit and for short-term borrowings referred to as the swing line borrowings and are scheduled to mature on August 23, 2024. As of December 31, 2019, we had $20.2 million of letters of credit outstanding and $154.8 million of excess availability under the Revolving Credit Facility, and we had $48.9 million of letters of credit outstanding and $76.1 million of excess availability under the New Receivables-Based Credit Facility. Access to availability under our credit facilities is limited by the covenants relating to incurrence of secured indebtedness in the indenture governing the New CCWH Senior Notes. We may request incremental credit commitments under each facility at any time, subject to customary conditions; however, the lenders under such facilities are not under any obligation to provide any such incremental commitments. Refer to Note 6 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K for more details on each of these credit facilities.
Promissory Notes with iHeartCommunications
Prior to the Separation, we maintained accounts that represented net amounts due to or from iHeartCommunications, which were recorded as "Due to iHeartCommunications" and “Due from iHeartCommunications” on our consolidated balance sheets, respectively. These accounts included the net activities resulting from day-to-day cash management services provided by iHeartCommunications and were represented by revolving promissory notes issued by us to iHeartCommunications and by iHeartCommunications to us, which were generally payable on demand. Pursuant to an order entered by the Bankruptcy Court, the balance of the Due from iHeartCommunications Note was frozen as of March 14, 2018.
At December 31, 2018, we had a Due from iHeartCommunications balance of $154.8 million on our consolidated balance sheet, which represented management's best estimate of the recoverable amount of the note upon implementation of the iHeartMedia Plan of Reorganization. Upon Separation on May 1, 2019, the Due from iHeartCommunications Note was canceled, and we subsequently recovered approximately $149.0 million in cash on our allowed claim under the note, resulting in the recognition of a $5.8 million loss during 2019. In addition, as of December 31, 2018, we owed $21.6 million to iHeartCommunications; however, this note was also canceled upon Separation, and iHeartCommunications waived this payment as part of the Settlement Agreement. Refer to Note 9 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K for more details.
Uses of Capital and Liquidity
Capital Expenditures
The primary driver of our capital expenditure requirements is the construction of new advertising structures, including the continued deployment of digital displays in accordance with our long-term strategy to digitize our network as an alternative to traditional methods of displaying our clients’ advertisements. We are currently installing these technologies in certain markets. We believe cash flow from operations will be sufficient to fund these expenditures because we expect enhanced margins through lower costs of production as digital advertisements are controlled by a central computer network, decreased down-time on displays as digital advertisements are digitally changed rather than manually posted, and incremental revenue through more targeted and time-specific advertisements. Refer to the Contractual Obligations table under the “Liquidity and Capital Resources – Contractual Obligations” section of this MD&A for our future capital expenditure commitments.
Debt
A substantial amount of our cash requirements is for debt service obligations. In 2019 we refinanced all of our outstanding long-term debt, resulting in a decrease in future cash interest payments and extended debt maturities. During the year ended December 31, 2019, we spent $321.1 million of cash on interest on our debt, excluding cash paid for dividends on our Preferred Stock. Cash paid for interest was low in 2019 in large part due to a change in the timing of our interest payments upon Separation, from weekly to semi-annually (in February and August). In 2020, we anticipate having a more normalized cash interest payment obligation of approximately $347.2 million. This is significantly lower than cash interest paid in 2018 of $375.5 million. Refer to the Contractual Obligations table under the “Liquidity and Capital Resources – Contractual Obligations” section of this MD&A for an aggregation of our future debt maturities. Additionally, we may from time to time repay our outstanding debt or seek to purchase our outstanding equity securities. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

The following is a summary of our significant debt activity in 2019:

•
On February 12, 2019, we refinanced all of our outstanding $2,200.0 million aggregate principal amount of CCWH Subordinated Notes, which were scheduled to mature in March 2020, with $2,235.0 million aggregate principal amount of New CCWH Senior Notes, which are scheduled to mature in February 2024. The CCWH Subordinated Notes were redeemed on March 6, 2019, and CCWH and the guarantors of the CCWH Subordinated Notes were released from their remaining obligations under the indentures and the CCWH Subordinated Notes.

•
On July 30, 2019, we issued 100 million shares of common stock in a public offering and, on August 22, 2019, used the net proceeds therefrom to redeem approximately $333.5 million aggregate principal amount of the New CCWH Senior Notes.

•
On August 23, 2019, we refinanced all of our outstanding $2,725.0 million aggregate principal amount of CCWH Senior Notes, which were scheduled to mature in November 2022, and all of our outstanding $375.0 million aggregate principal amount of CCIBV Senior Notes, which were scheduled to mature in December 2020, with $1,250.0 million aggregate principal amount of CCOH Senior Secured Notes, which are scheduled to mature in August 2027, and a $2,000.0 million Term Loan Facility, which amortizes in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of such term loan beginning on December 31, 2019, with the balance being payable in August 2026. The CCWH Senior Notes and CCIBV Senior Notes were redeemed on September 4, 2019, and CCWH, CCIBV and the respective guarantors of these notes were released from their remaining obligations under the indentures governing such notes, which ceased to be of further effect.

•	On December 31, 2019, we made a principal payment of $5.0 million on the Term Loan Facility in accordance with the terms of the related credit agreement.
Each of the new debt agreements includes negative covenants that, subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries to, among other things, incur or guarantee additional indebtedness or issue certain preferred stock; incur certain liens; engage in mergers, consolidations, liquidations and dissolutions; sell certain assets, including capital stock of our subsidiaries; pay dividends and distributions or repurchase capital stock; make certain investments, loans, or advances; redeem, purchase or retire subordinated debt; engage in certain transactions with affiliates; enter into agreements which limit our ability and the ability of our restricted subsidiaries to incur restrictions on the ability to make distributions; and amend or waive organizational documents.     As of December 31, 2019, we were in compliance with the covenants contained in our financing agreements.
As of December 31, 2019 and 2018, we had the following debt outstanding:

	December 31,
(In thousands)	2019	2018
Debt:
Term Loan Facility	$1,995,000	$—
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes Due 2027	1,250,000	—
Clear Channel Worldwide Holdings 9.25% Senior Notes Due 2024	1,901,525	—
Clear Channel Worldwide Holdings 6.5% Senior Notes Due 2022	—	2,725,000
Clear Channel Worldwide Holdings 7.625% Senior Subordinated Notes Due 2020	—	2,200,000
Clear Channel International B.V. 8.75% Senior Notes due 2020	—	375,000
Other debt(1)	4,161	3,882
Original issue discount	(9,561)	(739)
Long-term debt fees	(57,107)	(25,808)
Total debt	$5,084,018	$5,277,335

(1)	Other debt includes various borrowings and finance leases utilized for general operating purposes.
Refer to Note 6 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K for detailed information about our outstanding debt.
Mandatorily-Redeemable Preferred Stock
On May 1, 2019, we issued and sold 45,000 shares of Preferred Stock for a cash purchase price (before fees and expenses) and initial liquidation preference of $45.0 million.

•
Dividends on the Preferred Stock accrue daily at a rate based on the then-current liquidation preference and are payable quarterly in cash or added to the liquidation preference. During the year ended December 31, 2019, we paid cash dividends of $2.8 million.

•
The Preferred Stock will be subject to mandatory redemption for an amount equal to the liquidation preference on May 1, 2029, unless waived by the holders, but we may redeem the Preferred Stock at our option before this date, subject to certain requirements. As of December 31, 2019, the liquidation preference of the Preferred Stock was approximately $46.1 million, which includes the initial liquidation preference and undeclared dividends.

The terms and conditions of the Preferred Stock and the rights of its holders limit our ability to incur additional debt or any other security ranking pari passu with or senior to the Preferred Stock, other than in (a) an amount not to exceed $300 million on a cumulative basis or (b) subject to an incurrence-based leverage test, subject to other customary carve-outs, and also set forth certain limitations on our ability to declare or make certain dividends and distributions and engage in certain reorganizations.
Refer to Note 7 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K for more details.
Special Dividends
On January 24, 2018, we made a demand for repayment of $30.0 million outstanding under the Due from iHeartCommunications Note and simultaneously paid a special cash dividend of $30.0 million. iHeartCommunications received approximately 89.5%, or approximately $26.8 million, of the proceeds of the dividend through its wholly-owned subsidiaries, with the remaining approximately 10.5%, or approximately $3.2 million, of the proceeds of the dividend paid to our public stockholders. The payment of this special dividend reduced the amount of cash available to us for working capital, capital expenditure, debt service and other funding requirements. We currently do not intend to pay regular or special dividends on the shares of our common stock.
Other Funding Requirements
We also have future cash obligations under various types of contracts. We lease office space, certain equipment and the majority of the land occupied by our advertising structures under long-term operating leases. Some of our lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for our payment of utilities and maintenance. Additionally, we have minimum payments associated with non-cancelable contracts that enable us to display advertising on such media as buses, trains, bus shelters and terminals. The majority of these contracts contain rent provisions that are calculated as the greater of a percentage of the relevant advertising revenue or a specified guaranteed minimum annual payment. These costs are included in our direct operating expenses and have historically been satisfied by cash flows from operations.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2019:

(In thousands)	Payments due by Period
Contractual Obligations	Total	2020	2021-2022	2023-2024	Thereafter
Long-term debt(1):
Principal payments	$5,150,686	$20,294	$40,727	$1,942,403	$3,147,262
Interest payments	1,999,632	347,156	693,902	601,593	356,981
Mandatorily-redeemable preferred stock(2)	46,100	—	—	—	46,100
Non-cancelable operating leases(3)	2,893,090	498,304	696,028	446,374	1,252,384
Non-cancelable contracts(4)	1,553,608	322,031	542,203	347,252	342,122
Capital expenditures(5)	78,648	48,680	20,706	5,712	3,550
Unrecognized tax benefits(6)	28,855	—	—	—	28,855
Other long-term obligations(7)	114,750	9,648	28,091	27,828	49,183
Total	$11,865,369	$1,246,113	$2,021,657	$3,371,162	$5,226,437

(1)
Our long-term debt is primarily comprised of the Term Loan Facility, CCOH Senior Secured Notes and New CCWH Senior Notes, as previously described in this MD&A. It also includes small amounts of borrowings under finance leases utilized for general operating purposes. Refer to Note 6 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K for more details.

(2)
Our Preferred Stock will be subject to mandatory redemption on May 1, 2029, but we may redeem it at our option before this date, subject to certain requirements. As previously described in this MD&A, dividends accrue daily at a rate based on the then-current liquidation preference and are payable quarterly in cash or added to the liquidation preference; however, we have excluded them from this table as the amounts are unknown at this time. Refer to Note 7 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K for more details.

(3)
Operating lease obligations represent our future minimum rental commitments under non-cancelable operating lease agreements. Refer to Note 3 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K for more details.

(4)
Non-cancelable contracts include minimum payments under contracts that provide the supplier with a right to fulfill the arrangement with property, plant and equipment not specified within the contract and are therefore not a lease.

(5)
The Company has commitments relating to required purchases of property, plant, and equipment under certain street furniture contracts, and certain of the Company’s contracts contain penalties for not fulfilling its commitments related to its obligations to build bus stops, kiosks and other public amenities or advertising structures.

(6)
The non-current portion of the unrecognized tax benefits is included in the “Thereafter” column as we cannot reasonably estimate the timing or amounts of additional cash payments, if any, at this time. For additional information, refer to Note 10 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K.

(7)
Other long-term obligations consist of $43.8 million related to asset retirement obligations recorded pursuant to ASC Subtopic 410-20, which assumes the underlying assets will be removed at some period over the next 50 years. Also included in other long-term obligations is $48.2 million related to retirement plans and $80.8 million related to other long-term obligations with a specific maturity.

CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of these evaluations form the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such difference could be material. Our significant accounting policies are discussed in the Notes to our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. The following narrative describes these critical accounting estimates, management's judgments and assumptions, and the effect if actual results differ from these assumptions.
Allowance for Doubtful Accounts
We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. For all other customers, we recognize reserves for bad debt based on historical experience for each business unit, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions. If our agings were to improve or deteriorate resulting in a 10% change in our allowance, we estimated that our bad debt expense for the year ended December 31, 2019 would have changed by approximately $2.4 million.
Leases
The most significant estimates used by management in accounting for leases and the impact of these estimates are as follows:
Lease term. Lease term includes the noncancelable period of the lease together with all of the following: periods covered by an option to extend the lease if the lessee is reasonably certain to exercise that option, periods covered by an option to terminate the lease if the lessee is reasonably certain not to exercise that option, and periods covered by an option to extend (or not to terminate) the lease in which exercise of the option is controlled by the lessor. When calculating our lease liability for contracts in which we are the lessee, we generally exclude renewal periods from the lease term as we do not consider exercise of such options to be reasonably certain for most of our leases. Therefore, unless exercise of a renewal option is considered reasonably certain, the optional terms and payments are not included within the lease liability. The expected lease term is used in determining whether the lease is accounted for as an operating lease or a finance lease. A lease is considered a finance lease if the lease term is for a major part of the remaining economic life of the underlying asset. The expected lease term is also used in determining the depreciable life of the asset. An increase in the expected lease term will increase the probability that a lease may be considered a finance lease and will generally result in higher interest and depreciation expense for a leased property recorded on our balance sheet.

Incremental borrowing rate. We use the incremental borrowing rate ("IBR") to determine the present value of lease payments at the commencement of a lease. The IBR, as defined in ASC Topic 842, is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. We also use the IBR in determining whether the lease is accounted for as an operating lease or a finance lease. An increase in the IBR decreases the net present value of the minimum lease payments and reduces the probability that a lease will be considered a finance lease.
Fair market value of leased asset. The fair market value of leased property is generally estimated based on comparable market data as provided by third-party sources. Fair market value is used in determining whether the lease is accounted for as an operating lease or a finance lease. A higher fair market value as compared to the present value of lease payments reduces the likelihood that a lease will be considered a finance lease.
Long-lived Assets
Long-lived assets, including structures, other property, plant and equipment and definite-lived intangibles, are reported at historical cost less accumulated depreciation and amortization. We estimate the useful lives for various types of advertising structures and other long-lived assets based on our historical experience and our plans regarding how we intend to use those assets. Advertising structures have different lives depending on their nature, with large format bulletins generally having longer depreciable lives and posters and other displays having shorter depreciable lives. Street furniture and transit displays are depreciated over their estimated useful lives or appropriate contractual periods, whichever is shorter. Our experience indicates that the estimated useful lives applied to our portfolio of assets have been reasonable, and we do not expect significant changes to the estimated useful lives of our long-lived assets in the future. When we determine that structures or other long-lived assets will be disposed of prior to the end of their useful lives, we estimate the revised useful lives and depreciate the assets over the revised period. We also review long-lived assets for impairment when events and circumstances indicate that depreciable and amortizable long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value.
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
Annual Impairment Tests
The Company performs its annual impairment tests on indefinite-lived intangible assets and goodwill as of July 1 of each year.
Indefinite-lived Intangible Assets
Indefinite-lived intangible assets, such as our billboard permits, are reviewed annually for possible impairment using the direct valuation method as prescribed in ASC 805-20-S99. Under the direct valuation method, the estimated fair value of the indefinite-lived intangible assets is calculated at the market level as prescribed by ASC 350-30-35, and it is assumed that rather than acquiring indefinite-lived intangible assets as a part of a going concern business, the buyer hypothetically develops indefinite-lived intangible assets and builds a new operation with similar attributes from scratch.  Thus, the buyer incurs start-up costs during the build-up phase that are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flow model to calculate the value that is directly attributable to the indefinite-lived intangible assets. Our key assumptions using the direct valuation method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry-normalized information representing an average asset within a market.
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

(In thousands)
Decrease in fair value of:	Revenue growth rate (100 basis point decrease)	Profit margin (100 basis point decrease)	Discount rate (100 basis point increase)
Billboard permits	$(1,132,500)	$(181,900)	$(1,112,600)
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

(In thousands)
Decrease in fair value of reportable segment:	Revenue growth rate (100 basis point decrease)	Profit margin (100 basis point decrease)	Discount rate (100 basis point increase)
Americas	$(780,000)	$(180,000)	$(730,000)
International	$(300,000)	$(230,000)	$(270,000)

Tax Provisions
Our estimates of income taxes and the significant items giving rise to deferred tax assets and liabilities are shown in the Notes to our Consolidated Financial Statements in Part II of this Annual Report on Form 10-K and reflect our assessment of actual future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and probability of these estimates. Actual income taxes could vary from these estimates due to future changes in income tax law or results from the final review of our tax returns by federal, state or foreign tax authorities.
We use our best and most informed judgment to determine whether it is more likely than not that our deferred tax assets will be realized. Deferred tax assets are reduced by valuation allowances if we believe it is more likely than not that some portion or the entire asset will not be realized.
We also use our best and most informed judgment to determine whether it is more likely than not that we will sustain positions that we have taken on tax returns and, if so, the amount of benefit to initially recognize within our financial statements. We regularly review our uncertain tax positions and adjust our unrecognized tax benefits ("UTBs") in light of changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. These adjustments to our UTBs may affect our income tax expense, and settlement of uncertain tax positions may require use of our cash.
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
Asset Retirement Obligations
ASC Subtopic 410-20 requires us to estimate our obligation upon the termination or non-renewal of a lease to dismantle and remove our billboard structures from the leased land and to reclaim the site to its original condition. Due to the high rate of lease renewals over a long period of time, our calculation assumes all related assets will be removed at some period over the next 50 years. An estimate of third-party cost information is used with respect to the dismantling of structures and site reclamation. The interest rate used to calculate the present value of such costs over the retirement period is based on an estimated risk-adjusted credit rate for the same period. If our assumption of the risk-adjusted credit rate used to discount current year additions to the asset retirement obligation changed approximately 1%, our liability as of December 31, 2019 would not be materially impacted.
Share-Based Compensation
Under the fair value recognition provisions of ASC Subtopic 718-10, share-based compensation cost is measured at the grant date based on the fair value of the award. Determining the fair value of share-based awards at the grant date requires assumptions and judgments, such as expected volatility, among other factors. If actual results differ significantly from these estimates, our results of operations could be materially impacted.
NEW ACCOUNTING PRONOUNCEMENTS
For a description of the expected impact of newly issued but not yet adopted accounting pronouncements on our financial position and results of operations, refer to Note 1 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks arising from changes in market rates and prices, including movements in equity security prices, foreign currency exchange rates and inflation.
Foreign Currency Exchange Rate Risk
We have operations in countries throughout the world, and foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Changes in economic or political conditions in any of the foreign countries in which we operate, including Brexit and economic uncertainty in China, could result in exchange rate movement, new currency or exchange controls or other currency restrictions being imposed. For more information regarding changes in economic or political conditions and other foreign currency exchange rate risks, refer to the risks entitled, "Our financial performance may be adversely affected by many factors beyond our control," and "We are exposed to foreign currency exchange risks because a majority of our revenue is received in foreign currencies and translated to U.S. dollars for reporting purposes" in Item 1A of Part I of this Annual Report on Form 10-K ("Risk Factors").
Our foreign operations reported net losses of $97.6 million for year ended December 31, 2019. We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net losses for the year ended December 31, 2019 by $9.8 million, and a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have increased our net losses for the year ended December 31, 2019 by a corresponding amount. This analysis does not consider the implications that such currency fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.
Inflation
Inflation is a factor in the economies in which we do business, and we continue to seek ways to mitigate its effect. Inflation has affected our performance in terms of higher costs for wages, salaries and equipment. Although the exact impact of inflation is indeterminable, we believe we have offset these higher costs by increasing the effective advertising rates of most of our outdoor display faces.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Clear Channel Outdoor Holdings, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Clear Channel Outdoor Holdings, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income (loss), changes in stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2020 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Separation from iHeartMedia, Inc.

Description of the Matter
As more fully described in Notes 1 and 9 to the consolidated financial statements, on May 1, 2019, in conjunction with the emergence of iHeartMedia, Inc. (“iHeartMedia”) from bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code and pursuant to iHeartMedia’s Plan of Reorganization, the Company separated from, and ceased to be controlled by, iHeartMedia through a series of transactions (the “Separation”).

Auditing the Company’s accounting for the transactions in connection with the Company’s Separation from iHeartMedia including the basis of presentation and the assets and liabilities for the historical and post-Separation financial statements was complex and required significant judgments.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating controls over the Company’s accounting for the Separation and the evaluation of the basis of presentation for the historical and successor financial statements. For example, we tested controls over management’s analysis of the Separation documents and management’s review of the accounting conclusions and recording of the related journal entries.

To test the accounting for the transactions related to the Separation and the basis of presentation, our audit procedures included, among others, inspecting the transaction related documents such as bankruptcy documents and separation agreements, inquiring of the Company’s management and its advisors involved in the transaction, and inspecting the correspondence with the Securities and Exchange Commission. We also tested that the assets and liabilities presented for the historical and post separation period were properly determined, calculated and presented. We also vouched the cash transactions and tested the journal entries recorded.

Valuation of Deferred Tax Assets

Description of the Matter
As described in Note 10 to the consolidated financial statements, at December 31, 2019, the Company had deferred tax assets related to deductible temporary differences and carryforwards of $515 million, net of a $293 million valuation allowance. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Auditing the Company’s assessment of the realizability of its international deferred tax assets involved subjective estimation and complex auditor judgment. For certain jurisdictions, management considered projections of future income which is highly judgmental and based on significant assumptions that may be affected by future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that address the risks of material misstatement relating to the realizability of deferred tax assets. This included controls over management’s scheduling of the future reversal of existing taxable temporary differences, tax planning strategies and projections of future taxable income.

Among other audit procedures performed, we tested the Company's analysis of the reversal of existing temporary taxable differences, evaluated the assumptions used by the Company to develop projections of future taxable income by jurisdiction and tested the completeness and accuracy of the underlying data used in the projections. For example, we compared the projections of future income with the actual results of prior periods and with other forecasted financial information prepared by the Company. We also assessed the historical accuracy of management’s projections.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2005.
San Antonio, Texas
February 27, 2020

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31,	December 31,
	2019	2018
CURRENT ASSETS
Cash and cash equivalents	$398,858	$182,456
Accounts receivable, net of allowance of $23,786 as of December 31, 2019 and $24,224 as of December 31, 2018	709,685	706,309
Prepaid expenses	60,593	95,734
Other current assets	32,755	31,301
Total Current Assets	1,201,891	1,015,800
PROPERTY, PLANT AND EQUIPMENT
Structures, net	953,545	1,053,016
Other property, plant and equipment, net	257,609	235,922
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived permits	965,863	971,163
Other intangible assets, net	326,665	252,862
Goodwill	704,158	706,003
OTHER ASSETS
Operating lease right-of-use assets	1,885,482	—
Due from iHeartCommunications, net of allowance	—	154,758
Other assets	98,075	132,504
Total Assets	$6,393,288	$4,522,028
CURRENT LIABILITIES
Accounts payable	$94,588	$113,714
Accrued expenses	503,939	528,482
Current operating lease liabilities	387,882	—
Deferred revenue	84,035	85,052
Accrued interest	89,786	2,341
Current portion of long-term debt	20,294	227
Total Current Liabilities	1,180,524	729,816
Long-term debt	5,063,724	5,277,108
Mandatorily-redeemable preferred stock	44,912	—
Non-current operating lease liabilities	1,559,743	—
Deferred tax liability	416,066	335,015
Due to iHeartCommunications	—	21,591
Other long-term liabilities	183,025	260,150
Total Liabilities	8,447,994	6,623,680

Commitments and Contingencies (Note 8)

STOCKHOLDERS’ DEFICIT
Noncontrolling interest	152,814	160,362
Class A common stock, par value $0.01 per share: 750,000,000 shares authorized and 51,559,633 shares issued as of December 31, 2018	—	516
Class B common stock, par value $0.01 per share: 600,000,000 shares authorized and 315,000,000 shares issued and outstanding as of December 31, 2018	—	3,150
Common stock, par value $0.01 per share: 2,350,000,000 shares authorized and 466,744,939 shares issued as of December 31, 2019	4,667	—
Additional paid-in capital	3,489,593	3,086,307
Accumulated deficit	(5,349,611)	(5,000,920)
Accumulated other comprehensive loss	(349,552)	(344,489)
Treasury stock (504,650 shares held as of December 31, 2019; 1,108,538 shares held as of December 31, 2018)	(2,617)	(6,578)
Total Stockholders’ Deficit	(2,054,706)	(2,101,652)
Total Liabilities and Stockholders’ Deficit	$6,393,288	$4,522,028
See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)	Years Ended December 31,
	2019	2018	2017
Revenue	$2,683,810	$2,721,705	$2,588,702
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	1,452,177	1,470,668	1,409,767
Selling, general and administrative expenses (excludes depreciation and amortization)	520,928	522,918	499,213
Corporate expenses (excludes depreciation and amortization)	144,341	152,090	143,678
Depreciation and amortization	309,324	318,952	325,991
Impairment charges	5,300	7,772	4,159
Other operating income, net	1,162	2,498	26,391
Operating income	252,902	251,803	232,285
Interest expense, net	418,184	388,133	379,701
Interest income (expense) on Due from/to iHeartCommunications, net	(1,334)	393	68,871
Loss on Due from iHeartCommunications	(5,778)	—	(855,648)
Loss on extinguishment of debt	(101,745)	—	—
Other income (expense), net	(15,384)	(34,393)	27,765
Loss before income taxes	(289,523)	(170,330)	(906,428)
Income tax benefit (expense)	(72,254)	(32,515)	280,218
Consolidated net loss	(361,777)	(202,845)	(626,210)
Less amount attributable to noncontrolling interest	1,527	15,395	18,138
Net loss attributable to the Company	$(363,304)	$(218,240)	$(644,348)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4,802)	(15,334)	43,341
Other adjustments to comprehensive income (loss)	(2,948)	(1,498)	6,306
Reclassification adjustments	1,290	2,962	5,441
Other comprehensive income (loss)	(6,460)	(13,870)	55,088
Comprehensive loss	(369,764)	(232,110)	(589,260)
Less amount attributable to noncontrolling interest	(1,397)	(8,040)	8,949
Comprehensive loss attributable to the Company	$(368,367)	$(224,070)	$(598,209)

Net loss attributable to the Company per share of common stock:
Basic	$(0.88)	$(0.60)	$(1.78)
Weighted average common shares outstanding – Basic	413,087	361,740	361,141
Diluted	$(0.88)	$(0.60)	$(1.78)
Weighted average common shares outstanding – Diluted	413,087	361,740	361,141
See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(In thousands, except share data)
	Pre-Separation		Post-Separation		Controlling Interest
	Class A Common Shares Issued	Class B Common Shares Issued	Common Shares Issued	Non-controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balances at December 31, 2016	47,947,123	315,000,000		$144,174	$3,629	$3,432,121	$(4,136,897)	$(386,233)	$(4,106)	$(947,312)
Net income (loss)				18,138	—	—	(644,348)	—	—	(626,210)
Exercise of stock options and release of stock awards	2,008,177			—	21	198	—	—	(1,687)	(1,468)
Share-based compensation				931	—	8,659	—	—	—	9,590
Disposal of noncontrolling interest				(2,439)	—	—	—	—	—	(2,439)
Payments to noncontrolling interests				(12,010)	—	—	—	—	—	(12,010)
Dividends declared ($0.9171/share)				—	—	(332,498)	—	—	—	(332,498)
Other comprehensive income				8,949	—	—	—	46,139	—	55,088
Other				(703)	—	(332)	—	—	—	(1,035)
Balances at December 31, 2017	49,955,300	315,000,000		$157,040	$3,650	$3,108,148	$(4,781,245)	$(340,094)	$(5,793)	$(1,858,294)
Net income (loss)				15,395	—	—	(218,240)	—	—	(202,845)
Exercise of stock options and release of stock awards	1,604,333			—	16	56	—	—	(785)	(713)
Share-based compensation				476	—	8,041	—	—	—	8,517
Payments to noncontrolling interests				(4,509)	—	—	—	—	—	(4,509)
Dividends declared ($0.0824/share)				—	—	(29,995)	—	—	—	(29,995)
Other comprehensive loss				(8,040)	—	—	—	(5,830)	—	(13,870)
Other				—	—	57	(1,435)	1,435	—	57
Balances at December 31, 2018	51,559,633	315,000,000		$160,362	$3,666	$3,086,307	$(5,000,920)	$(344,489)	$(6,578)	$(2,101,652)
Adoption of ASC 842, Leases				—	—	—	14,613	—	—	14,613
Net loss				1,527	—	—	(363,304)	—	—	(361,777)
Exercise of stock options and release of stock awards	187,120		1,126,328	—	12	515	—	—	(2,625)	(2,098)
Share-based compensation				37	—	15,733	—	—	—	15,770
Payments to noncontrolling interests				(6,311)	—	—	—	—	—	(6,311)
Recapitalization of equity	(51,746,753)	(315,000,000)	365,618,611	—	(11)	(6,575)	—	—	6,586	—
Capital contributions				—	—	114,967	—	—	—	114,967
Distributions				—	—	(53,783)	—	—	—	(53,783)
Issuance of common stock			100,000,000	—	1,000	332,419	—	—	—	333,419
Other comprehensive income (loss)				(1,397)	—	—	—	(5,063)	—	(6,460)
Other				(1,404)	—	10	—	—	—	(1,394)
Balances at December 31, 2019	—	—	466,744,939	$152,814	$4,667	$3,489,593	$(5,349,611)	$(349,552)	$(2,617)	$(2,054,706)
See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Consolidated net loss	$(361,777)	$(202,845)	$(626,210)
Reconciling items:
Depreciation and amortization	309,324	318,952	325,991
Impairment charges	5,300	7,772	4,159
Deferred taxes	24,067	14,395	(311,085)
Provision for doubtful accounts	6,223	7,387	6,740
Amortization of deferred financing charges and note discounts, net	10,300	10,730	10,527
Share-based compensation	15,770	8,517	9,590
Loss on extinguishment of debt	101,745	—	—
Gain on disposal of operating and other assets, net	(1,873)	(3,364)	(29,347)
Loss on Due from iHeartCommunications	5,778	—	855,648
Foreign exchange transaction loss (gain)	2,248	33,580	(29,563)
Other reconciling items, net	(5,178)	(2,460)	(2,675)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(12,555)	(74,598)	(39,790)
Decrease (increase) in prepaid expenses and other current assets	(36,540)	2,077	9,608
Increase (decrease) in accounts payable	(13,519)	29,247	(4,126)
Increase (decrease) in accrued expenses	26,060	25,394	(7,316)
Increase in accrued interest	88,551	1,385	431
Increase (decrease) in deferred revenue	2,956	41,347	(13,273)
Changes in other operating assets and liabilities, net	47,646	(30,241)	809
Net cash provided by operating activities	214,526	187,275	160,118
Cash flows from investing activities:
Purchases of property, plant and equipment	(221,152)	(211,079)	(224,238)
Purchase of concession rights	(11,312)	—	—
Proceeds from disposal of assets	10,709	9,770	72,049
Other investing activities, net	1,713	(2,283)	(2,333)
Net cash used for investing activities	(220,042)	(203,592)	(154,522)
Cash flows from financing activities:
Payments on credit facilities	—	—	(909)
Proceeds from long-term debt	5,475,000	—	156,000
Payments on long-term debt	(5,716,036)	(632)	(748)
Debt issuance costs	(64,816)	(1,610)	(4,387)
Proceeds from issuance of mandatorily-redeemable preferred stock	43,798	—	—
Net transfers from (to) iHeartCommunications	43,399	78,823	(181,939)
Proceeds from settlement of Due from iHeartCommunications	115,798	—	—
Proceeds from issuance of common stock	333,419	—	—
Payments to noncontrolling interests	(6,311)	(4,505)	(12,010)
Dividends paid	(740)	(30,678)	(332,824)
Other financing activities, net	(3,502)	(712)	(2,696)
Net cash provided by (used for) financing activities	220,009	40,686	(379,513)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(287)	(9,810)	9,536
Net increase (decrease) in cash, cash equivalents and restricted cash	214,206	14,559	(364,381)
Cash, cash equivalents and restricted cash at beginning of year	202,869	188,310	552,691
Cash, cash equivalents and restricted cash at end of year	$417,075	$202,869	$188,310
Supplemental Disclosures:
Cash paid for interest and dividends on mandatorily-redeemable preferred stock	$323,892	$375,489	$374,309
Cash paid for income taxes, net of refunds	$25,198	$29,002	$33,747
See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Development of Business, Merger and Separation
Clear Channel Outdoor Holdings, Inc. ("CCOH") became a publicly traded company on the New York Stock Exchange ("NYSE") through an initial public offering ("IPO") on November 11, 2005. Prior to the IPO, CCOH was an indirect wholly-owned subsidiary of iHeartCommunications, Inc. ("iHeartCommunications"), a diversified media and entertainment company. As of December 31, 2018, Clear Channel Holdings, Inc. ("CCH"), a subsidiary of iHeartCommunications, held all of the shares of CCOH's Class B common stock outstanding and 10.7 million shares of CCOH's Class A common stock, collectively representing 89.1% of the shares outstanding and approximately 100% of the voting power. CCOH's relationship with iHeartCommunications was governed by several agreements (the "Intercompany Agreements").
On March 14, 2018, iHeartMedia, Inc. ("iHeartMedia"), the parent company of iHeartCommunications, and certain of its subsidiaries including iHeartCommunications and CCH (collectively, the "Debtors") filed voluntary petitions for reorganization (the “iHeart Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). CCOH and its direct and indirect subsidiaries did not file petitions for relief under the Bankruptcy Code and were not Debtors in the iHeart Chapter 11 Cases. iHeartMedia's modified fifth amended Plan of Reorganization (the "iHeart Plan of Reorganization") was confirmed by the Bankruptcy Court on January 22, 2019.
iHeartMedia emerged from bankruptcy on May 1, 2019 (the "Effective Date"), and, pursuant to the iHeartMedia Plan of Reorganization, CCH, CCOH and its subsidiaries (collectively, the "Outdoor Group") were separated from, and ceased to be controlled by, iHeartMedia and iHeartCommunications (collectively, with its subsidiaries, the "iHeart Group") through a series of transactions (the "Separation"). Additionally, pursuant to the Settlement and Separation Agreement (the "Separation Agreement") entered into with iHeartMedia and iHeartCommunications, the Intercompany Agreements with iHeartCommunications were terminated.
Also on the Effective Date, CCOH merged with and into CCH (the “Merger”), with CCH surviving the Merger, becoming the successor to CCOH and changing its name to Clear Channel Outdoor Holdings, Inc. All references in this Annual Report on Form 10-K to the “Company,” “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries. Following the consummation of the Merger, the shares of Common Stock of the Company began trading on the NYSE at the opening of the market on May 2, 2019 under the symbol “CCO,” which is the same trading symbol previously used by CCOH.
Refer to Note 9 for additional details regarding the Separation and Merger.
Nature of Business
The Company sells advertising on billboards, street furniture displays, transit displays and other advertising displays that it owns or operates within its two reportable business segments: Americas outdoor advertising ("Americas"), which primarily includes operations in the U.S., and International outdoor advertising ("International"), which primarily includes operations in Europe, Asia and Latin America.
Preparation of Financial Statements
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes including, but not limited to, legal, tax and insurance accruals. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Additionally, prior to the Separation, the consolidated financial statements gave effect to allocations of expenses from iHeartMedia to the Company. These allocations, which ceased at the time of Separation, were made on a specifically identifiable basis or by using relative percentages of headcount or other methods management considered to be a reasonable reflection of the utilization of services provided.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. Also included in the consolidated financial statements are entities for which the Company has a controlling financial interest or is the primary beneficiary. The Company reports noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity. All significant intercompany accounts have been eliminated in consolidation.
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
Restricted Cash
Restricted cash is recorded in "Other current assets" and in "Other assets" in the Company's Consolidated Balance Sheet. The following table provides a reconciliation of cash and cash equivalents and restricted cash as reported in the Consolidated Balance Sheet to the total amounts of "Cash, cash equivalents and restricted cash" reported in the Consolidated Statement of Cash Flows:

(In thousands)	December 31, 2019	December 31, 2018
Cash and cash equivalents	$398,858	$182,456
Restricted cash included in:
Other current assets	4,116	4,221
Other assets	14,101	16,192
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$417,075	$202,869

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
The Company tests for possible impairment of property, plant and equipment whenever events and circumstances indicate that depreciable assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value. The Company did not recognize any impairments during the years ended December 31, 2019 or 2018. During the year ended December 31, 2017, the Company recognized an impairment of $2.6 million in relation to advertising assets that were no longer usable in one country in the Company's International segment.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and businesses are classified as held for sale if their carrying amount will be recovered or settled principally through a sale transaction rather than through continuing use. The asset or business must be available for immediate sale and the sale must be highly probable within one year.
Refer to Note 4 to the Company's Consolidated Financial Statements for additional disclosures about the Company's property, plant and equipment.
Indefinite-lived Permits
The Company’s indefinite-lived permits relate to billboard permits in its Americas segment. These permits are granted for the right to operate an advertising structure at the specified location as long as the structure is in compliance with the laws and regulations of each jurisdiction. The Company’s permits are located on owned land, leased land or land for which we have acquired permanent easements. In cases in which the Company’s permits are located on leased land, if the Company loses its lease, the Company will typically obtain permission to relocate the permit or bank it with the municipality for future use. Due to significant differences in both business practices and regulations, billboards in the International segment are subject to long-term, finite contracts unlike the Company’s permits in the U.S. Accordingly, there are no indefinite-lived intangible assets in the International segment.
The Company's indefinite-lived permits are not subject to amortization but are tested for impairment at least annually, as of July 1 of each year. The Company also tests for possible impairment of its indefinite-lived permits whenever events or changes in circumstances, such as a significant reduction in operating cash flow or a dramatic change in the manner for which the asset is intended to be used, indicate that the carrying amount of the asset may not be recoverable. The impairment test consists of a comparison between the fair value of indefinite-lived intangible assets at the market level with their carrying amounts. If the carrying amounts exceed the fair value, an impairment loss is recognized equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of an indefinite-lived asset is its new accounting basis.
As prescribed in Accounting Standards Codification ("ASC") 805-20-S99, the fair value of the indefinite-lived assets is determined using the direct valuation method, which attempts to isolate the income that is properly attributable to the indefinite-lived intangible asset alone (that is, apart from tangible and other identified intangible assets and goodwill). Under the direct valuation method, it is assumed that rather than acquiring indefinite-lived intangible assets as part of a going concern business, the buyer hypothetically develops indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase that are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flow model to calculate the value that is directly attributable to the indefinite-lived intangible assets. In its application of the direct valuation method, the Company forecasts revenue, expenses and cash flows over a ten-year period for each of its markets and also calculates a “normalized” residual year, which represents the perpetual cash flows of each market. The residual year cash flow is capitalized to arrive at the terminal value of the permits in each market.
The key assumptions using the direct valuation method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry-normalized information representing an average billboard permit within a market. The Company engages a third-party valuation firm to assist with the development of its assumptions used to determine of the fair value of the permits.
The Company recognized impairment charges on its indefinite-lived permits of $5.3 million and $7.8 million during the years ended December 31, 2019 and 2018, respectively, related to permits in one market in its Americas segment. The Company did not recognize any impairment charges related to permits during 2017.
Other Intangible Assets
Other intangible assets include transit, street furniture and other outdoor contractual rights; permanent easements; trademarks; and other miscellaneous intangible assets. The Company’s transit and street furniture contracts, site leases and other contractual rights are definite-lived intangible assets that are recorded at cost and amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The Company periodically reviews the appropriateness of the amortization periods related to these definite-lived intangible assets. Permanent easements are indefinite-lived intangible assets that include certain rights to use real property not owned by the Company.
The Company tests for possible impairment of other intangible assets whenever events and circumstances indicate that they might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. When a specific asset is determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Refer to Note 4 to the Company's Consolidated Financial Statements for additional disclosures about the Company's other intangible assets.
Goodwill
Adoption of ASU 2017-04
Effective on January 1, 2019, the Company early adopted the guidance under Accounting Standards Update ("ASU") 2017-04, Simplifying the Test for Goodwill Impairment, on a prospective basis. This ASU eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities shall record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. Although the implementation of ASU 2017-04 resulted in a change to our accounting policy around the calculation of goodwill impairment, it did not have a material impact on our consolidated financial statements.
Annual Impairment Test to Goodwill
The Company performs its annual impairment test on July 1 of each year. In accordance with ASU 2017-04, as previously described, the carrying amount of each reporting unit, including goodwill, is compared to the fair value of the reporting unit, and any excess, limited to the total amount of goodwill allocated to the reporting unit, is recorded as a goodwill impairment charge. The Company identifies its reporting units in accordance with ASC 350-20-55. Each of the Company’s advertising markets are components. The Company’s U.S. advertising markets are aggregated into a single reporting unit for purposes of the goodwill impairment test; additionally, each country within the Company's Americas segment and International segment constitutes a separate reporting unit.
The Company uses a discounted cash flow model to determine the fair value of each reporting unit, which requires the Company to estimate future cash flows expected to be generated from the reporting unit, discounted to their present value using a risk-adjusted discount rate. Terminal values are also estimated and discounted to their present value. Assessing the recoverability of goodwill requires the Company to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on its budgets, business plans, economic projections, anticipated future cash flows and marketplace data.
The Company concluded no goodwill impairment was required in 2019 or 2018. The Company recognized goodwill impairment of $1.6 million in 2017 related to one market in the Company's International segment.
Leased Assets
The Company enters into contracts to use land, buildings and office space, structures, and other equipment such as automobiles and copiers. Some of these contracts enable the Company to display advertising on buses, bus shelters, trains, and other private or municipal assets. Additionally, most of the Company’s advertising structures are located on leased land. No single contract or lease is material to the Company’s operations.
Adoption of ASC Topic 842 – Impact on Lessee Accounting
The Company adopted ASU 2016-02, Leases, which created ASC Topic 842, and all subsequent ASUs relating to this Topic (collectively, "ASC Topic 842") as of January 1, 2019. This new lease accounting standard, which supersedes previous lease accounting guidance under U.S. GAAP (ASC Topic 840), results in significant changes to the balance sheets of lessees, most significantly by requiring the recognition of a right-of-use ("ROU") asset and lease liability by lessees for those leases classified as operating leases. Adoption of this new standard had a material impact on the Company's Consolidated Balance Sheet, but it did not have a material impact on the Company's other consolidated financial statements.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Accounting Policies
Arrangements involving the use of property, plant and equipment are evaluated at inception to determine whether they contain a lease under ASC Topic 842. The majority of the Company's transit contracts do not meet the definition of a lease under ASC Topic 842 due to substantive substitution rights within those contracts; however, contracts that were historically determined to be leases under ASC Topic 840, including certain international transit contracts, are included in the Company’s balance sheet as of January 1, 2019, as previously described.
The majority of the Company's leases are operating leases, including land lease contracts and lease contracts for the use of space on floors, walls and exterior locations on buildings. The land leases typically have initial terms of between 10 and 20 years and renew indefinitely, with rental payments generally escalating at an inflation-based index. Both Americas and International land leases are typically paid in advance for periods ranging up to 12 months, although some of our International land leases are paid in advance for longer periods or in arrears. Certain of the Company's street furniture contracts also meet the definition of an operating lease. Most international street furniture display faces are operated through contracts with municipalities, which typically have terms ranging from 1 to 15 years.
Operating leases are reflected on the Company's Consolidated Balance Sheet as "Operating lease right-of-use assets," and the related short-term and long-term liabilities are included within "Current operating lease liabilities" and "Noncurrent operating lease liabilities," respectively. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at lease commencement based on the present value of lease payments over the lease term, and lease expense is recognized on a straight-line basis over the lease term. The Company's finance leases are included within "Property, plant and equipment" on the Consolidated Balance Sheet, and the related short-term and long-term liabilities are included within the "Current portion of long-term debt" and "Long-term debt," respectively. Expenditures for maintenance are charged to operations as incurred.
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
The implicit rate within the Company's lease agreements is generally not determinable. As such, the Company uses the incremental borrowing rate ("IBR") to determine the present value of lease payments at the commencement of the lease. The IBR, as defined in ASC Topic 842, is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment.
Refer to Note 3 to the Company's Consolidated Financial Statements for additional disclosures about the Company's operating leases.
Nonconsolidated Affiliates
In general, investments in companies in which the Company owns 20% to 50% of the voting common stock or otherwise exercises significant influence over operating and financial policies of the investee are accounted for using the equity method of accounting. The Company does not recognize gains or losses upon the issuance of securities by any of its equity-method investees. The Company reviews the value of equity-method investments and records impairment charges in the Statement of Comprehensive Loss as a component of "Other income (expense), net" for any decline in value that is determined to be other-than-temporary.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Investments
The Company measures equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognizes any changes in fair value through earnings.
Investments without readily determinable fair values are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company recognized impairments and other adjustments on these investments of $1.3 million, $0.2 million and $1.0 million during the years ended December 31, 2019, 2018 and 2017, respectively, which were recorded in “Other income (expense), net.”
Asset Retirement Obligation
ASC Subtopic 410-20 requires the Company to estimate its obligation to dismantle and remove its advertising structures from leased land and to reclaim the site to its original condition upon the termination or non-renewal of a lease or contract. The Company’s asset retirement obligation is reported in “Other long-term liabilities” on the Consolidated Balance Sheet, with the current portion recorded in "Accrued expenses."
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
When the liability is recorded, the cost is capitalized as part of the related advertising structure's carrying value. Over time, accretion of the liability is recognized as an operating expense, and the capitalized cost is depreciated over the expected useful life of the related asset.
Refer to Note 5 to the Company's Consolidated Financial Statements for additional disclosures about the Company's asset retirement obligation.
Revenue Recognition
The Company generates revenue primarily from the sale of advertising space on printed and digital out-of-home advertising displays. These contracts typically cover periods of a few weeks to one year, although there are some with longer terms. Revenue contracts in our Americas segment are generally cancelable after a specified notice period, and revenue contracts in our International segment are generally non-cancelable or require the customer to pay a fee to terminate the contract.
Certain of these revenue transactions are considered leases for accounting purposes as the contracts convey to customers the right to control the use of the Company’s advertising displays for a period of time. To qualify as a lease, fulfillment of the contract must be dependent upon the use of a specified advertising structure, the customer must have almost exclusive use of the advertising display throughout the contract term, and, upon adoption of ASC Topic 842 on January 1, 2019, the customer must also have the right to change the advertisement that is displayed throughout the contract term. The Company accounts for revenue from leases, which are all classified as operating leases, in accordance with the lease accounting guidance (ASC Topic 840 or ASC Topic 842, depending on the advertising campaign start date), while the Company’s remaining revenue transactions are accounted for as revenue from contracts with customers (ASC Topic 606).
Adoption of ASC Topic 842 – Impact on Lessor Accounting
As previously described, the Company adopted ASU 2016-02, Leases, which created ASC Topic 842, as of January 1, 2019. In addition to the aforementioned changes in lessee accounting, ASC Topic 842 also updated lessor accounting to align with certain changes in the lessee model and the revenue recognition standard (ASC Topic 606).
Under ASC Topic 842, the Company elected a practical expedient to not separate non-lease components from associated lease components if certain criteria are met. As such, each right to control the use of an advertising display that meets the lease criteria is combined with the related installation and maintenance services provided under the contract into a single lease component. Production services, which do not meet the criteria to be combined, and each advertising display that does not meet the lease criteria (along with any related installation and maintenance services) are non-lease components. Consideration in outdoor advertising contracts is allocated between lease and non-lease components in proportion to their relative standalone selling prices, which are generally approximated by the contractual prices for each promised service.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the Company's election of transition practical expedients under ASC Topic 842, revenue contracts with campaign start dates prior to January 1, 2019 were not reassessed to determine whether they qualify as a lease under the requirements of the new leasing standard. Instead, they continue to be accounted for as revenue from contracts with customers or revenue from leases based on the requirements of ASC Topic 840, and the new requirements have been applied to revenue contracts with campaign start dates on or after January 1, 2019. Because the definition of a lease is more restrictive under the new standard, fewer of our new revenue contracts meet the definition of a lease for accounting purposes, resulting in an increase in the percentage of revenue that is categorized as revenue from contracts with customers as compared to the prior year.
Revenue Accounting Policies
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
Trade and barter transactions represent the exchange of display space for merchandise, services or other assets in the ordinary course of business. The transaction price for these contracts is measured at the estimated fair value of the non-cash consideration received unless this is not reasonably estimable, in which case the consideration is measured based on the standalone selling price of the display space promised to the customer. Revenue is recognized on trade and barter transactions when the advertisements are displayed, and expenses are recorded ratably over a period that estimates when the merchandise, services or other assets received are utilized. Trade and barter revenues and expenses from continuing operations are included on the Statement of Comprehensive Loss in "Revenue" and "Selling, general and administrative expenses," respectively. Trade and barter revenues and expenses from continuing operations were as follows:

	Years Ended December 31,
(In thousands)	2019	2018	2017

Trade and barter revenues	$14,967	$15,921	$17,379
Trade and barter expenses	9,416	10,695	11,345

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
Refer to Note 2 to the Company's Consolidated Financial Statements for additional disclosures about the Company's revenue.
Contract Costs
Incremental costs of obtaining a contract primarily relate to sales commissions, which are included in "Selling, general and administrative expenses" on the Statement of Comprehensive Loss and are generally commensurate with sales. These costs are generally expensed when incurred because the period of benefit is one year or less.
Advertising Expense
The Company records advertising expense as it is incurred. Advertising expenses were $18.9 million, $19.7 million and $15.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Share-Based Compensation
Under the fair value recognition provisions of ASC Subtopic 718-10, share-based compensation cost is measured at the grant date based on the fair value of the award. For awards that vest based on service conditions, this cost is recognized as expense on a straight-line basis over the requisite service period. For awards that vest based on performance conditions, this cost is recognized over the requisite service period if it is probable that the performance conditions will be satisfied. For awards that vest based on market conditions, this cost is recognized over the requisite service period regardless of whether the market condition is met. Determining the fair value of share-based awards at the grant date requires assumptions and judgments, such as expected volatility, among other factors. Refer to Note 11 to the Company's Consolidated Financial Statements for additional disclosures about the Company's share-based compensation cost.
Income Taxes
The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting basis and tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion or the entire asset will not be realized. The Company has not provided U.S. federal income taxes for temporary differences with respect to investments in foreign subsidiaries, which resulted in tax basis amounts greater than the financial reporting basis at December 31, 2019. It is not apparent that these unrecognized deferred tax assets will reverse in the foreseeable future. If any excess cash held by our foreign subsidiaries were needed to fund operations in the U.S., the Company could presently repatriate available funds with minimal U.S. tax consequences, as calculated for tax law purposes. The Company regularly reviews its tax liabilities on amounts that may be distributed in future periods and provides for foreign withholding and other current and deferred taxes on any such amounts, where applicable.
Prior to the Separation, the operations of the Company were included in a consolidated U.S. federal income tax return filed by iHeartMedia. However, for financial reporting purposes, the Company’s provision for income taxes was computed as if the Company filed separate consolidated U.S. federal income tax returns with its subsidiaries.
Refer to Note 10 to the Company's Consolidated Financial Statements for additional disclosures about the Company's income taxes.
Business Combinations
The Company accounts for its business combinations under the acquisition method of accounting. The total cost of an acquisition is allocated to the underlying identifiable net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. Various acquisition agreements may include contingent purchase consideration based on performance requirements of the investee. The Company accounts for these payments in conformity with the provisions of ASC 805-20-30, which establish the requirements related to the recognition of certain assets and liabilities arising from contingencies.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments
Due to their short maturities, the carrying amounts of accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at December 31, 2019 and 2018.
Foreign Currency
Results of operations for foreign subsidiaries and foreign equity investees are translated into U.S. dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees are translated into U.S. dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of Stockholders’ Deficit on the Consolidated Balance Sheet, within “Accumulated other comprehensive loss.” Foreign currency transaction gains and losses are recorded in current net income (loss), within "Other income (expense), net.”
New Accounting Pronouncements
As previously described in the "Goodwill," "Leased Assets" and "Revenue Recognition" sections of this Note to the Consolidated Financial Statements, respectively, the Company adopted ASU 2017-04 and ASC Topic 842 effective January 1, 2019. Also effective January 1, 2019, the Company early adopted the guidance under ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, on a prospective basis. This update requires that a customer in a cloud computing arrangement that is a service contract follow the internal-use software guidance in ASC Subtopic 350-40 to determine which implementation costs to capitalize as assets. The implementation of ASU 2018-15 did not have a material impact on our consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. The new guidance is effective for annual and interim periods beginning after December 15, 2019. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – REVENUE
Disaggregation of Revenue
The following table shows revenue from contracts with customers, revenue from leases and total revenue, disaggregated by geographical region, for the years ended December 31, 2019, 2018 and 2017. Unless otherwise noted, revenue for the Company's Americas segment is comprised of revenue in the U.S., while revenue for the Company's International segment is comprised of revenue in the Other Americas, Europe and Asia-Pacific geographical regions.

(In thousands)	Revenue from contracts with customers	Revenue from leases	Total Revenue
Year Ended December 31, 2019
United States(1)	$687,558	$585,460	$1,273,018
Other Americas	67,386	22,187	89,573
Europe(3)	956,979	129,219	1,086,198
Asia-Pacific(4)	219,220	15,801	235,021
Total	$1,931,143	$752,667	$2,683,810

Year Ended December 31, 2018
United States(1)	$465,307	$724,041	$1,189,348
Other Americas	53,186	33,023	86,209
Europe(3)	856,479	293,895	1,150,374
Asia-Pacific(4)	11,943	283,831	295,774
Total	$1,386,915	$1,334,790	$2,721,705

Year Ended December 31, 2017
United States(1)	$432,667	$714,711	$1,147,378
Other Americas(2)	66,051	42,897	108,948
Europe(3)	772,056	287,571	1,059,627
Asia-Pacific(4)	9,966	262,783	272,749
Total	$1,280,740	$1,307,962	$2,588,702

(1)	Included within the Americas segment and United States geographical region is revenue generated from airport displays in the Caribbean.

(2)
In 2017, revenue from the Company's Canada business of $13.7 million, included within the "Other Americas" geographical region in the above table, is included in revenue for the Americas segment as reported in Note 15 to the Consolidated Financial Statements. The Company sold its Canada business in 2017.

(3)
Total revenue from the Company's operations in Europe for each of the years ended December 31, 2019, 2018 and 2017 includes revenue from France of $284 million, $285 million and $270 million, respectively.

(4)
Total revenue from the Company's operations in Asia-Pacific for each of the years ended December 31, 2019, 2018 and 2017 includes revenue from China of $209 million, $273 million and $253 million, respectively.

The Company’s advertising structures, which may be owned or leased, are used to generate revenue, and such revenue may be classified as revenue from contracts with customers or revenue from leases depending on the terms of the contract, as previously described in Note 1 to the Company's Consolidated Financial Statements.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue from Contracts with Customers
The following tables show the Company’s beginning and ending accounts receivable and deferred revenue balances from contracts with customers:

	Years Ended December 31,
(In thousands)	2019	2018	2017
Accounts receivable, net of allowance, from contracts with customers
Beginning balance	$367,918	$346,323	$296,180
Ending balance	$581,555	$367,918	$346,323

Deferred revenue from contracts with customers
Beginning balance	$39,916	$28,804	$28,924
Ending balance	$52,589	$39,916	$28,804

Bad debt, net of recoveries, related to accounts receivable from contracts with customers was $3.1 million, $3.6 million and $2.7 million during the years ended December 31, 2019, 2018 and 2017, respectively.
During the years ended December 31, 2019, 2018 and 2017, respectively, the Company recognized $36.8 million, $26.4 million and $28.0 million of revenue that was included in the deferred revenue from contracts with customers balance at the beginning of that year.
In 2019, the primary driver for the increase in both the accounts receivable and deferred revenue balances from contracts with customers is related to the implementation of ASC Topic 842 as of January 1, 2019. Because the definition of a lease is more restrictive under the new standard, fewer of our new revenue contracts meet the definition of a lease for accounting purposes, resulting in an increase in the percentage of revenue that is categorized as revenue from contracts with customers as compared to the prior year. In 2018, the primary driver of the increase in the deferred revenue balance related to contracts with customers was the timing of the Company’s billing cycle.
The Company’s contracts with customers generally have terms of one year or less; however, as of December 31, 2019, the Company expects to recognize $121.7 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration greater than one year, with the majority of this amount to be recognized over the next five years.
Revenue from Leases
As of December 31, 2019, future lease payments to be received by the Company are as follows:

(In thousands)
2020	$338,942
2021	32,147
2022	13,681
2023	4,217
2024	3,154
Thereafter	4,003
Total	$396,144

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LEASES
Prior to the adoption of ASC Topic 842 on January 1, 2019, total rent expense charged to operations for the years ended December 31, 2018 and 2017 was $1,010 million and $954 million, respectively.
The following table provides the components of ASC Topic 842 lease expense included within the Consolidated Statements of Comprehensive Loss for the year ended December 31, 2019:

(In thousands)	Year Ended December 31, 2019
Operating lease expense	$533,392
Variable lease expense	$142,064
The following table provides the weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases as of December 31, 2019:

December 31, 2019
Operating lease weighted-average remaining lease term (in years)	10.2
Operating lease weighted-average discount rate	6.87%

As of December 31, 2019, the Company’s future maturities of operating lease liabilities were as follows:

(In thousands)
2020	$498,304
2021	389,009
2022	307,019
2023	246,427
2024	199,947
Thereafter	1,252,384
Total lease payments	$2,893,090
Less: Effect of discounting	(945,465)
Total operating lease liability	$1,947,625

The following table provides supplemental cash flow information related to leases:

(In thousands)	Year Ended December 31, 2019
Cash paid for amounts included in measurement of operating lease liabilities	$527,812
Lease liabilities arising from obtaining right-of-use assets(1)	$2,318,161

(1)
Includes transition liabilities upon adoption of ASC Topic 842, as well as new leases entered into during the year ended December 31, 2019. Changes in the ROU asset and liability are presented net within operating activities.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of December 31, 2019 and 2018, respectively.

(In thousands)	December 31,	December 31,
	2019	2018
Land, buildings and improvements	$149,889	$145,403
Structures	2,832,797	2,835,411
Furniture and other equipment	234,183	202,155
Construction in progress	84,289	73,030
	3,301,158	3,255,999
Less: Accumulated depreciation	2,090,004	1,967,061
Property, plant and equipment, net	$1,211,154	$1,288,938

Intangible Assets
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets as of December 31, 2019 and 2018, respectively:

(In thousands)	December 31, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived permits	$965,863	$—	$971,163	$—
Transit, street furniture and other outdoor contractual rights	535,912	(451,021)	528,185	(440,228)
Permanent easements	163,399	—	163,317	—
Trademarks(1)	83,569	(5,898)	409	(338)
Other	5,352	(4,648)	5,510	(3,993)
Total intangible assets	$1,754,095	$(461,567)	$1,668,584	$(444,559)

(1)
As part of the Separation Agreement, the Trademark License Agreement with iHeartCommunications was canceled, and the Company received the "Clear Channel" and "Clear Channel Outdoor" trademarks, among other Clear Channel marks, as a capital contribution from iHeartCommunications upon Separation on May 1, 2019. The trademarks have a gross carrying amount of $83.2 million and were determined to have a useful life of ten years as of May 1, 2019.

Total amortization expense related to definite-lived intangible assets for the years ended December 31, 2019, 2018 and 2017 was $21.4 million, $20.0 million, and $27.9 million, respectively.
The following table presents the Company’s estimate of future amortization expense; however, in the event that acquisitions and dispositions occur in the future, amortization expense may vary.

(In thousands)
2020	$22,155
2021	22,410
2022	20,630
2023	16,236
2024	16,106
Thereafter	65,729
Total	$163,266

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill
The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	Americas	International	Consolidated
Balance as of December 31, 2017	$507,819	$206,224	$714,043
Foreign currency	—	(8,040)	(8,040)
Balance as of December 31, 2018	$507,819	$198,184	$706,003
Foreign currency	—	(1,845)	(1,845)
Balance as of December 31, 2019	$507,819	$196,339	$704,158
The balance at December 31, 2017 is net of cumulative impairments of $2.6 billion and $272.1 million in the Company’s Americas and International segments, respectively.
NOTE 5 – ASSET RETIREMENT OBLIGATION
The following table presents the activity related to the Company’s asset retirement obligation:

(In thousands)	Years Ended December 31,
	2019	2018
Beginning balance	$43,981	$44,779
Adjustment due to changes in estimates	88	872
Accretion of liability	3,179	3,113
Liabilities settled	(2,973)	(3,389)
Foreign currency	(452)	(1,394)
Ending balance	$43,823	$43,981

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LONG-TERM DEBT
Long-term debt outstanding at December 31, 2019 and 2018 consisted of the following:

(In thousands)	December 31,	December 31,
	2019	2018
Term Loan Facility(1),(2)	$1,995,000	$—
Revolving Credit Facility(3)	—	—
Receivables-Based Credit Facility(3)	—	—
Clear Channel Outdoor Holdings 5.125% Senior Notes Due 2027(1)	1,250,000	—
Clear Channel Worldwide Holdings 9.25% Senior Notes Due 2024(4)	1,901,525	—
Clear Channel Worldwide Holdings 6.5% Senior Notes Due 2022(1)	—	2,725,000
Clear Channel Worldwide Holdings 7.625% Senior Subordinated Notes Due 2020(4)	—	2,200,000
Clear Channel International B.V. 8.75% Senior Notes Due 2020(1)	—	375,000
Other debt(5)	4,161	3,882
Original issue discount	(9,561)	(739)
Long-term debt fees	(57,107)	(25,808)
Total debt	5,084,018	5,277,335
Less: Current portion(2),(5)	20,294	227
Total long-term debt	$5,063,724	$5,277,108

(1)
In August 2019, the Company refinanced all of Clear Channel Worldwide Holdings, Inc.'s ("CCWH") outstanding 6.5% Series A Senior Notes due 2022 (the "Series A CCWH Senior Notes") and 6.5% Series B Senior Notes due 2022 (the "Series B CCWH Senior Notes" and together with the Series A CCWH Senior Notes, the "CCWH Senior Notes") and all of Clear Channel International B.V.'s outstanding 8.75% Senior Notes due 2020 (the "CCIBV Senior Notes") with the proceeds of $1,250.0 million aggregate principal amount of new 5.125% Senior Secured Notes due 2027 (the "CCOH Senior Secured Notes") and a new $2,000.0 million Term B Facility (the "New Term Loan Facility").

(2)
The term loans under the New Term Loan Facility amortize in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of such term loans, with the first quarterly payment made on December 31, 2019 and the balance being payable on August 23, 2026.

(3)
In connection with the refinancing in August 2019 described in footnote (1) above, the Company entered into a $175.0 million revolving credit facility (the "New Revolving Credit Facility") and terminated its existing receivables-based facility and entered into a new $125.0 million receivables-based credit facility (the "New Receivables-Based Credit Facility"). As of December 31, 2019, the New Revolving Credit Facility had $20.2 million of letters of credit outstanding, resulting in $154.8 million of excess availability. The New Receivables-Based Credit Facility had a borrowing base greater than its borrowing limit of $125.0 million and $48.9 million of letters of credit outstanding, resulting in $76.1 million of excess availability. Access to availability under these credit facilities is limited by the covenants relating to incurrence of secured indebtedness in the New CCWH Senior Notes Indenture. Additionally, as of December 31, 2019, iHeartCommunications had outstanding commercial standby letters of credit of $0.9 million held on behalf of the Company.

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

(5)
Other debt includes various borrowings and capital leases utilized for general operating purposes. Included in the $4.2 million balance at December 31, 2019 is $0.3 million that matures in less than one year.

As a result of the debt refinancing transactions and redemptions described in the footnotes to the above table, the Company recognized debt extinguishment losses of $101.7 million during the year ended December 31, 2019.
The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.4 billion and $5.2 billion at December 31, 2019 and December 31, 2018, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 1.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Senior Secured Credit Facilities
On August 23, 2019, the Company and the guarantors thereof entered into a credit agreement (the “New Senior Secured Credit Agreement”) with Deutsche Bank AG New York Branch, as administrative agent and collateral agent, the syndication agent party thereto, the co-documentation agents party thereto, the lenders party thereto, and the joint lead arrangers and joint bookrunners party thereto. The New Senior Secured Credit Agreement governs the Company’s New Term Loan Facility and New Revolving Credit Facility.
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
Guarantees and Security
The New Senior Secured Credit Facilities are guaranteed by certain existing and wholly-owned domestic subsidiaries of the Company. All obligations under the New Senior Secured Credit Facilities and the guarantees of those obligations are secured by a perfected first priority security interest in all of the Company’s and the guarantors’ assets securing the New Senior Secured Credit Facilities on a pari passu basis with the liens on such assets (other than the assets securing the Company’s New Receivables-Based Credit Facility) (such assets, other than accounts receivable and certain other assets, the “CCOH Senior Secured Notes Priority Collateral”) and a perfected second priority security interest in all of the Company’s and the guarantors’ assets securing the New Receivables-Based Credit Facility on a first-priority basis (the “ABL Priority Collateral” and, together with the CCOH Senior Secured Notes Priority Collateral, the “CCOH Senior Secured Notes Collateral”).
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The New Senior Secured Credit Agreement also includes negative covenants that, subject to significant exceptions, limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: incur additional indebtedness; create liens on assets; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and distributions or repurchase capital stock; make investments, loans, or advances; prepay certain junior indebtedness; engage in certain transactions with affiliates; enter into agreements which limit its ability and the ability of its restricted subsidiaries to incur restrictions on their ability to make distributions; and amend or waive organizational documents.
As of December 31, 2019, the Company was in compliance with all covenants contained in the New Senior Secured Credit Agreement.
New Receivables-Based Credit Facility
On August 23, 2019, concurrently with the entry into the New Senior Secured Credit Agreement, the Company entered into a new receivables-based credit agreement (the “New Receivables-Based Credit Agreement”) with Deutsche Bank AG New York Branch, as administrative agent, collateral agent, swing line lender and L/C issuer, the other lenders and L/C issuers party thereto, the joint lead arrangers and bookrunners party thereto and the co-documentation agents party thereto. The New Receivables-Based Credit Agreement governs the Company’s New Receivables-Based Credit Facility.
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
Guarantees and Security
The New Receivables-Based Credit Facility is guaranteed by certain subsidiaries of the Company that guarantee the New Senior Secured Credit Agreement. All obligations under the New Receivables-Based Credit Agreement and the guarantees of those obligations are secured by a perfected first priority security interest in the ABL Priority Collateral and a perfected second priority security interest in the CCOH Senior Secured Notes Priority Collateral.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain Covenants
The New Receivables-Based Credit Agreement contemplates that if borrowing availability is less than an amount set forth therein, the Company will be required to comply with a fixed charge coverage ratio of no less than 1.00 to 1.00 for the most recent period of four consecutive fiscal quarters ended prior to the occurrence of the Covenant Trigger Period (as defined in the New Receivables-Based Credit Agreement), and will be required to continue to comply with this minimum fixed charge coverage ratio for a certain period of time until borrowing availability recovers. The fixed charge coverage ratio did not apply for the four quarters ended December 31, 2019 because a Covenant Trigger Period was not in effect.
The New Receivables-Based Credit Agreement also includes negative covenants that, subject to significant exceptions, limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: incur additional indebtedness; create liens on assets; engage in mergers, consolidations, liquidations and dissolutions; sell assets; pay dividends and distributions or repurchase capital stock; make investments, loans, or advances; prepay certain junior indebtedness; engage in certain transactions with affiliates; enter into agreements which limit its ability and the ability of its restricted subsidiaries to incur restrictions on their ability to make distributions; and amend or waive organizational documents.
As of December 31, 2019, the Company was in compliance with all covenants contained in the New Receivables-Based Credit Agreement.
5.125% Senior Secured Notes Due 2027
On August 23, 2019, concurrently with the entry into the New Senior Secured Credit Agreement and New Receivables-Based Credit Facility, the Company completed the sale of $1,250.0 million in aggregate principal amount of CCOH Senior Secured Notes. The CCOH Senior Secured Notes were issued pursuant to an indenture, dated as of August 23, 2019 (the “CCOH Senior Secured Notes Indenture”), among the Company, the subsidiaries of the Company acting as guarantors party thereto, and U.S. Bank National Association, as trustee and as collateral agent. The CCOH Senior Secured Notes mature on August 15, 2027 and bear interest at a rate of 5.125% per annum. Interest on the CCOH Senior Secured Notes is payable to the holders thereof semi-annually on February 15 and August 15 of each year, beginning on February 15, 2020.
Guarantees and Security
The CCOH Senior Secured Notes are guaranteed fully and unconditionally on a senior secured basis by the Company’s existing and future wholly-owned domestic subsidiaries that guarantee the Company’s obligations under the New Term Loan Facility and the New Revolving Credit Facility.
The CCOH Senior Secured Notes and the guarantees thereof are secured on a first-priority basis by security interests in the CCOH Senior Secured Notes Priority Collateral and on a second-priority basis by security interests in the ABL Priority Collateral, in each case, other than any excluded assets and subject to intercreditor agreements.
The CCOH Senior Secured Notes and the guarantees are general senior secured obligations of the Company and the guarantors thereof and rank pari passu in right of payment with the Company’s and the guarantors’ existing and future senior indebtedness, including the New Senior Secured Credit Facilities, the New Receivables-Based Credit Facility and the New CCWH Senior Notes (which on August 23, 2019 ceased to be subordinated indebtedness).
Redemptions
The Company may redeem all or a portion of the CCOH Senior Secured Notes beginning on August 15, 2022 at the redemption prices set forth in the CCOH Senior Secured Notes Indenture. Prior to August 15, 2022 the Company may redeem all or a portion of the CCOH Senior Secured Notes at a redemption price equal to 100% of the principal amount of the CCOH Senior Secured Notes plus the “make-whole” premium described in the CCOH Senior Secured Notes Indenture. The Company may redeem up to 40% of the aggregate principal amount of the CCOH Senior Secured Notes at any time prior to August 15, 2022 using the net proceeds from certain equity offerings at 105.125% of the principal amount of the CCOH Senior Secured Notes. During any twelve month period prior to August 15, 2022, subject to certain exceptions and conditions, the Company may also redeem up to 10% of the then outstanding aggregate principal amount of CCOH Senior Secured Notes at a redemption price equal to 103% of the aggregate principal amount of the CCOH Senior Secured Notes being redeemed, provided that at the time of any such redemption, there are no outstanding borrowings under the New Senior Secured Credit Facilities (including any amounts drawn under any revolving credit facility or other borrowings outstanding in respect of any term loans), and no such redemption can be made with the proceeds of any indebtedness that refinances existing indebtedness.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain Covenants
The CCOH Senior Secured Notes Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: incur or guarantee additional debt or issue certain preferred stock; redeem, purchase or retire subordinated debt; make certain investments; create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries that are not Guarantors; enter into certain transactions with affiliates; merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of the Company’s assets; sell certain assets, including capital stock of the Company’s subsidiaries; designate the Company’s subsidiaries as unrestricted subsidiaries; pay dividends, redeem or repurchase capital stock or make other restricted payments; and incur certain liens. As of December 31, 2019, the Company was in compliance with all covenants contained in the CCOH Senior Secured Notes Indenture.
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
Guarantees and Ranking
Upon issuance, the New CCWH Senior Notes and the guarantees thereof were unsecured senior subordinated obligations of CCWH and the guarantors. On August 23, 2019, following the refinancing of the CCWH Senior Notes with the CCOH Senior Secured Notes and New Term Loan Facility, the New CCWH Senior Notes ceased to be subordinated indebtedness and became senior obligations of CCWH, the Company and the other guarantors thereto in accordance with the terms of the indenture governing the CCWH Senior Notes and, beginning on that date and at all times thereafter, rank pari passu in right of payment with the CCOH Senior Secured Notes, the New Term Loan Facility and New Revolving Credit Facility (together, the "New Senior Secured Credit Facilities") and the New Receivables-Based Credit Facility. On the same date, certain subsidiaries of the Company which are acting as guarantors for the CCOH Senior Secured Notes, the New Senior Secured Credit Facilities and the New Receivables-Based Credit Facility, but which were not previously guarantors of the New CCWH Senior Notes, entered into a supplemental indenture to the New CCWH Senior Notes Indenture to become guarantors thereunder.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain Covenants
The New CCWH Senior Notes Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: incur or guarantee additional debt or issue certain preferred stock; redeem, purchase or retire subordinated debt; make certain investments; create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries that are not Guarantors; enter into certain transactions with affiliates; merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of the Company’s assets; sell certain assets, including capital stock of the Company’s subsidiaries; designate the Company’s subsidiaries as unrestricted subsidiaries; pay dividends, redeem or repurchase capital stock or make other restricted payments; and incur certain liens. As of December 31, 2019, the Company was in compliance with all covenants contained in the New CCWH Senior Notes Indenture.
Future Maturities of Long-term Debt
Future maturities of long-term debt as of December 31, 2019 are as follows:

(in thousands)
2020	$20,294
2021	20,346
2022	20,381
2023	20,420
2024	1,921,984
Thereafter	3,147,261
Total(1)	$5,150,686

(1)	Excludes original issue discount and long-term debt fees of $9.6 million and $57.1 million, respectively, which are amortized through interest expense over the life of the underlying debt obligations.
Surety Bonds and Guarantees
As of December 31, 2019, the Company had $102.8 million and $32.4 million in surety bonds and bank guarantees outstanding, respectively. A portion of these outstanding surety bonds and bank guarantees was supported by $15.9 million of cash collateral. These surety bonds and bank guarantees relate to various operational matters, including insurance, bid, concession and performance bonds, as well as other items.
NOTE 7 – MANDATORILY-REDEEMABLE PREFERRED STOCK
On May 1, 2019, the Company issued and sold 45,000 shares of Series A Perpetual Preferred Stock (the "Preferred Stock"), par value $0.01 per share, having an aggregate initial liquidation preference of $45.0 million for a cash purchase price of $45.0 million, before fees and expenses.
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
During 2019, the Company paid cash dividends on its Preferred Stock of $2.8 million. As of December 31, 2019, the liquidation preference of the Preferred Stock was approximately $46.1 million.
NOTE 8 – COMMITMENTS AND CONTINGENCIES
Commitments
The Company has various commitments under non-cancelable contracts, including contracts that meet the definition of a lease under ASC Topic 842. Non-cancelable contracts that provide the supplier with a substantive substitution right regarding the property, plant and equipment used to fulfill the contract do not meet the definition of a lease for accounting purposes and have been included within non-lease non-cancelable contracts in the table below.
Additionally, the Company has commitments relating to required purchases of property, plant, and equipment under certain street furniture contracts, and certain of the Company’s contracts contain penalties for not fulfilling its commitments related to its obligations to build bus stops, kiosks and other public amenities or advertising structures. Historically, any such penalties have not materially impacted the Company’s financial position or results of operations.
As of December 31, 2019, the Company’s future minimum payments under non-lease non-cancelable contracts in excess of one year and capital expenditure commitments consisted of the following:

(In thousands)	Non-Lease	Capital
	Non-Cancelable	Expenditure
	Contracts	Commitments
2020	$322,031	$48,680
2021	290,764	10,992
2022	251,439	9,714
2023	200,373	3,127
2024	146,879	2,585
Thereafter	342,122	3,550
Total	$1,553,608	$78,648

Refer to Note 3 to the Consolidated Financial Statements for the Company’s future maturities of operating lease liabilities as of December 31, 2019.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Proceedings
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
Although the Company is involved in a variety of legal proceedings in the ordinary course of business, a large portion of the Company’s litigation arises in the following contexts: commercial disputes, employment and benefits related claims, land use and zoning, governmental fines, intellectual property claims and tax disputes.
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
Italy Investigation
During the three months ended June 30, 2018, the Company identified misstatements associated with VAT obligations in its business in Italy, which resulted in an understatement of its VAT obligation. These misstatements resulted in an understatement of other long-term liabilities of $16.9 million as of December 31, 2017. The effect of these misstatements is reflected in the historical financial statements in the appropriate periods. Upon identification of these misstatements, the Company undertook certain procedures, including a forensic investigation. In addition, the Company voluntarily disclosed the matter and findings to the Italian tax authorities in order to commence a discussion on the appropriate calculation of the VAT position. The current expectation is that the Company may have to repay to the Italian tax authority a substantial portion of the VAT previously applied as a credit in relation to the transactions under investigation, amounting to approximately $20.4 million, including estimated possible penalties and interest. The Company made payments of $6.9 million and $1.2 million, net of VAT recoverable, during the fourth quarters of 2018 and 2019, respectively, and expects to pay the remainder during 2020. The ultimate amount to be paid may differ from the Company's estimates, and such differences may be material.
Other Contingencies
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

NOTE 9 — RELATED PARTY TRANSACTIONS
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
Also pursuant to the Separation Agreement, any agreements or licenses requiring royalty payments to the iHeart Group by the Outdoor Group for trademarks or other intellectual property terminated effective as of December 31, 2018, and upon consummation of the Separation, certain intercompany notes and intercompany accounts among the Outdoor Group and the iHeart Group were settled, terminated and canceled, including the revolving promissory note payable by iHeartCommunications to the Company (the "Due from iHeartCommunications Note"). Refer to the "Due from iHeartCommunications" section of this Note to our Consolidated Financial Statements for additional details.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Separation Agreement also provided for (i) the repayment of the post-petition intercompany balance outstanding in favor of the Debtors as of December 31, 2018, which was equal to $21.6 million as of that date and (ii) the waiver of the set-off value of any royalties and IP license fees owed to iHeartCommunications equal to approximately $31.8 million from March 14, 2018 through December 31, 2018, such that the resulting intercompany balance on such date was $10.2 million in favor of the Company. Pursuant to an amendment to the Separation Agreement, the Company offset the $149.0 million amount owed to it by the iHeart Group for recovery of the Due from iHeartCommunications Note by $52.1 million (which is the additional intercompany liability incurred by the Company in favor of iHeartCommunications from January 1, 2019 through March 31, 2019), resulting in a total net payment to the Company of approximately $107.0 million on May 1, 2019 (including the $10.2 million payment discussed above). iHeartCommunications paid the Company the intercompany liability incurred from April 1, 2019 through May 1, 2019 of $8.8 million after the Separation. In addition, pursuant to the Separation Agreement, the Company received (i) the trademarks listed on the schedules to the Separation Agreement and (ii) reimbursement of the reasonable expenses of legal counsel and financial advisors incurred on or prior to May 1, 2019 of the Company’s board of directors or the special committee of the Company’s board of directors, in each case, to the extent incurred in connection with the Separation.
Due from/to iHeartCommunications
Prior to the Separation, the Company recorded net amounts due from or to iHeartCommunications as “Due from/to iHeartCommunications” on the consolidated balance sheet, net of allowance for credit losses. The accounts represented the revolving promissory note issued by the Company to iHeartCommunications and the revolving promissory note issued by iHeartCommunications to the Company in the aggregate unpaid principal amount of all advances. Included in the accounts were the net activities resulting from day-to-day cash management services provided by iHeartCommunications. The interest rate on the Due from/to iHeartCommunications note was 9.3% (amended and increased from 6.5% on November 29, 2017) for the balance up to $1.0 billion, while any balance above $1.0 billion accrued interest capped at a rate of 20.0%. Pursuant to an order entered by the Bankruptcy Court, as of March 14, 2018 the balance of the Due from/to iHeartCommunications Note was frozen, and following this date, intercompany allocations that would have been reflected in adjustments to the balance of the Due from/to iHeartCommunications Note were instead reflected in an intercompany balance that accrued interest at a rate equal to the interest under the Due from/to iHeartCommunications Note. The net interest income (expense) recognized in the years ended December 31, 2019, 2018 and 2017 was $(1.3) million, $0.4 million and $68.9 million, respectively.
During 2017, the Company recognized a loss of $855.6 million on the Due from iHeartCommunications Note to reflect the estimated recoverable amount of the note based on management's best estimate of the cash settlement amount upon implementation of the iHeartMedia Plan of Reorganization. In addition, upon the filing of the iHeart Chapter 11 Cases on March 14, 2018, the Company ceased recording interest income on the pre-petition balance due from iHeartCommunications Note, which amounted to $21.3 million for the period from January 1, 2018 to March 14, 2018, as the collectability of the interest was not considered probable. Therefore, as of December 31, 2018, the Due from iHeartCommunications Note balance, net of allowance for credit losses, on the consolidated balance sheet was $154.8 million. Pursuant to the Settlement Agreement, the Company recovered 14.44% of its allowed claim of $1,031.7 million under the Due from iHeartCommunications Note, or approximately $149.0 million, during the second quarter of 2019. The Due from iHeartCommunications Note was canceled upon consummation of the Separation, and the uncollectible $5.8 million balance was recognized as a loss on the Statement of Comprehensive Loss.
Corporate Services and Transition Services Agreements
Prior to the Separation, under the Corporate Services Agreement between iHeartCommunications and the Company, iHeartCommunications provided management services to the Company, which included, among other things: treasury, payroll and other financial related services; certain executive officer services; human resources and employee benefits services; legal and related services; information systems, network and related services; investment services; procurement and sourcing support services; licensing of intellectual property, copyrights, trademarks and other intangible assets; and other general corporate services. These services were charged to the Company based on actual direct costs incurred or allocated by iHeartCommunications based on headcount, revenue or other factors on a pro rata basis. The Company recorded $10.2 million, $68.0 million, and $68.7 million for these services as a component of corporate expenses during the 2019 period prior to the Separation and the years ended December 31, 2018 and 2017, respectively.
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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the Company may terminate the Transition Services Agreement with respect to all or any individual service, in whole or in part, upon 30 days’ prior written notice, provided that any co-dependent services must be terminated concurrently. The Company recorded fees under this agreement of $8.7 million as a component of corporate expenses during the 2019 period subsequent to the Separation.
Trademark License Agreement
Prior to the Separation, the Amended and Restated License Agreement ("Trademark License Agreement") between the Company and iHeartCommunications entitled the Company to use, on a nonexclusive basis, the "Clear Channel" trademark and the "Clear Channel Outdoor" trademark logo and certain other Clear Channel marks in connection with our business in exchange for a license fee paid to iHeartMedia based on revenues of entities using the Clear Channel name. For the years ended December 31, 2018 and 2017, management service expenses included $38.7 million and $36.8 million, respectively, pursuant to this agreement.
In February 2017, the Company and iHeartMedia entered into an agreement related to the potential purchase at fair value of the Clear Channel registered trademarks and domain names. However, as described previously, the Trademark License Agreement terminated as of January 1, 2019 per the terms of the Separation Agreement, and iHeartCommunications waived the set-off value of any royalties and IP licenses fees owed under the Trademark License Agreement.
Tax Matters Agreements
Prior to the Separation, there was a Tax Matters Agreement between iHeartCommunications and the Company (the "Old Tax Matters Agreement"), pursuant to which the operations of the Company were included in a consolidated federal income tax return filed by iHeartMedia. Under the Old Tax Matters Agreement, the Company’s provision for income taxes was computed as if the Company filed separate consolidated federal income tax returns with its subsidiaries. Tax payments were made to iHeartCommunications on the basis of the Company’s separate taxable income, and tax benefits recognized on the Company’s employee stock option exercises were retained by the Company. In addition, if iHeartCommunications or its subsidiaries used certain of the Company's tax attributes (including net operating losses, foreign tax credits and other credits) and such use resulted in a decrease in tax liability for iHeartCommunications or its subsidiaries, then iHeartCommunications would reimburse the Company for the use of such attributes based on the amount of tax benefit realized.
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
Employee Matters Agreement
Prior to 2019, the Company’s employees participated in iHeartCommunications’ employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan pursuant to an Employee Matters Agreement. The Company recorded $9.2 million and $9.5 million for these services as a component of selling, general and administrative expenses for the years ended December 31, 2018 and 2017, respectively. On January 1, 2019, the Company's employees began participating in the Company's separate employee benefit plans, including employee medical insurance and a 401(k) retirement benefit plan. The Employee Matters Agreement was terminated upon consummation of the Separation; however, the Company continues to receive administrative assistance related to the Company's employee benefit plans from iHeartCommunications under the Transition Services Agreement.
Other Related Party Transactions
The Company sells advertising space on its billboards to iHeartMedia and to radio stations owned by iHeartMedia. The majority of these agreements are leasing transactions as they convey to iHeartMedia the right to control the use of the Company's advertising structures for a stated period of time. For the years ended December 31, 2019, 2018 and 2017, the Company recorded $4.5 million, $7.2 million and $6.9 million, respectively, in revenue for these advertisements.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, in accordance with the Master Agreement with iHeartCommunications, the Company allows iHeartCommunications to use, without charge, Americas’ displays that the Company believes would otherwise be unsold. iHeartCommunications carries the cost of producing the advertising, and the Company carries the costs of installing and removing this advertising. For the years ended December 31, 2019, 2018 and 2017, the value of these arrangements was $6.0 million, $11.4 million, and $17.3 million, respectively. This arrangement will continue throughout the term of the Transition Services Agreement.
Special Cash Dividends
During the years ended December 31, 2018 and 2017, CCOH paid special cash dividends to our stockholders, including CCH, as follows:

•
On February 23, 2017, the Company paid a special cash dividend to our stockholders of $282.5 million, using proceeds from the sales of certain non-strategic U.S. markets and of our business in Australia. iHeartCommunications received 89.9%, or approximately $254.0 million, with the remaining 10.1%, or approximately $28.5 million, paid to our public stockholders.

•	On October 5, 2017, the Company paid a special cash dividend to Class A and Class B stockholders of record at the closing of business on October 2, 2017 in an aggregate amount equal to $25.0 million.

•
On October 31, 2017, the Company paid a special cash dividend to Class A and Class B stockholders of record at the closing of business on October 26, 2017 in an aggregate amount equal to $25.0 million.

•
On January 24, 2018, the Company paid a special cash dividend to Class A and Class B stockholders of record at the closing of business on January 19, 2018, in an aggregate amount equal to $30.0 million.

NOTE 10 — INCOME TAXES
Income Tax Expense
Significant components of the provision for income tax benefit (expense) are as follows:

(In thousands)	Years Ended December 31,
	2019	2018	2017(1)
Current - federal	$(813)	$—	$(87)
Current - foreign	(43,941)	(17,566)	(29,403)
Current - state	(3,433)	(554)	(1,377)
Total current expense	(48,187)	(18,120)	(30,867)
Deferred - federal	3,762	(5,673)	306,078
Deferred - foreign	(27,980)	(6,530)	(2,548)
Deferred - state	151	(2,192)	7,555
Total deferred benefit (expense)	(24,067)	(14,395)	311,085
Income tax benefit (expense)	$(72,254)	$(32,515)	$280,218

(1)
On December 22, 2017, the U.S. government enacted comprehensive income tax legislation, referred to as The Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax-deferred, and created new U.S. taxes on certain foreign earnings. To account for the reduction in the U.S. federal corporate income tax rate, we remeasured our deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future, generally 21%, which resulted in the recording of a deferred tax benefit of $228.0 million during 2017. To determine the impact from the one-time transition tax on accumulated foreign earnings, we analyzed our cumulative foreign earnings and profits in accordance with the rules provided in the Tax Act and determined that no transition tax was due as a result of the net accumulated deficit in our foreign earnings and profits.

For the year ended December 31, 2019, the Company recorded current tax expense of $48.2 million as compared to $18.1 million for 2018 and $30.9 million for 2017. The current tax expense for 2019 was primarily related to foreign income taxes on operating profits generated in certain jurisdictions during the period, and the current tax expense for 2018 and 2017 was primarily related to foreign income taxes on operating profits generated in certain jurisdictions during the respective period.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax expense of $24.1 million was recorded for 2019 compared with a deferred tax expense of $14.4 million for 2018 and a deferred tax benefit of $311.1 million for 2017. The change in deferred taxes is primarily due to valuation allowances recorded against domestic and international deferred tax assets, and the deferred tax benefit of $228.0 million recorded in 2017 related to the reduction of the U.S. federal corporate tax rate in connection with the enactment of the Tax Act mentioned above.
Deferred Taxes
Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2019 and 2018 are as follows:

(In thousands)	December 31,	December 31,
	2019	2018
Deferred tax liabilities:
Intangibles and fixed assets(1)	$476,120	$486,873
Operating lease right-of-use asset	444,692	—
Equity in earnings	2,588	2,414
Other	8,008	11,574
Total deferred tax liabilities	931,408	500,861
Deferred tax assets:
Accrued expenses	19,586	20,210
Net operating loss carryforwards(2)	180,956	363,875
Interest expense carryforwards(3)	114,148	67,098
Bad debt reserves	5,076	4,089
Operating lease liabilities	470,699	—
Other	17,816	27,256
Total deferred tax assets	808,281	482,528
Less: Valuation allowance(4)	292,939	316,682
Net deferred tax assets	515,342	165,846
Net deferred tax liabilities	$416,066	$335,015

(1)
The deferred tax liabilities associated with intangibles and fixed assets primarily relate to the differences in the book and tax basis of acquired billboard permits and tax-deductible goodwill created from the Company’s various stock acquisitions. In accordance with ASC Subtopic 350-10, the Company does not amortize its book basis in permits. As a result, this deferred tax liability will not reverse over time unless the Company recognizes future impairment charges related to its permits and tax-deductible goodwill or sells its permits. As the Company continues to amortize its tax basis in its permits and tax-deductible goodwill, the deferred tax liability will increase over time.

(2)
At December 31, 2019, the Company had recorded deferred tax assets for net operating loss carryforwards (tax-effected) for federal and state income tax purposes of $64.6 million, which expire in various amounts through 2040. At December 31, 2019, the Company had recorded $124.7 million (tax-effected) of deferred tax assets for foreign net operating loss carryforwards, the majority of which may be carried forward without expiration.

(3)
On December 22, 2017, the U.S. government enacted comprehensive income tax legislation, referred to as The Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act amended Section 163(j) of the Internal Revenue Code, thereby establishing new rules governing a U.S. taxpayer’s ability to deduct interest expense beginning in 2018. Section 163(j), as amended, generally limits the deduction for business interest expense to 30% of adjusted taxable income and provides that any disallowed interest expense may be carried forward indefinitely. The Company believes that it is eligible to make the election under Section 163(j) and has applied the provisions of 163(j) in its accounting for interest expense.  In applying the new rules under Section 163(j), the Company recorded an interest expense limitation related to its non-real property assets and carryforward deferred tax asset (tax-effected) for federal and state purposes of $114.1 million as of December 31, 2019. Note that the limitation established in Section 163(j) does not apply to a company that makes an election to be the operator of a “real property trade or business.”

(4)
The Company expects to realize the benefits of a portion of its deferred tax assets based upon expected future taxable income from deferred tax liabilities that reverse in the relevant jurisdictions and carryforward periods. As of December 31, 2019, the Company had a valuation allowance of $124.0 million recorded against a portion of its federal and state deferred tax assets that it does not expect to realize. In addition, the Company had a valuation allowance of $169.0 million recorded against its deferred tax assets in foreign jurisdictions. Realization of these foreign deferred tax assets is dependent upon future taxable income from deferred tax liabilities that will reserve in future periods and upon the Company's ability to generate future taxable income in certain tax jurisdictions to obtain benefits. The Company recorded a net increase of $51.7 million in valuation allowances against its foreign deferred tax assets during the year ended December 31, 2019.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s net foreign deferred tax assets for the period ending December 31, 2019 and 2018 were $16.8 million and $48.0 million, respectively. Due to the Company’s evaluation of all available evidence, including significant negative evidence of cumulative losses in the related jurisdictions, the Company continues to record valuation allowances on the foreign deferred tax assets that are not expected to be realized. The Company expects to realize its remaining gross deferred tax assets based upon its assessment of deferred tax liabilities that will reverse in the same carryforward period and jurisdiction and are of the appropriate character. In 2019 the Company recorded an increase of $56.9 million to the valuation against deferred tax assets in a certain foreign jurisdiction, consisting primarily of net operating loss carryforwards. The Company assessed the weight of available evidence in support of the future realization of these deferred tax assets, including significant negative evidence in the form of cumulative losses in the jurisdiction, and ultimately concluded that the deferred tax assets were not realizable.
At December 31, 2019 and 2018, net deferred tax assets include a deferred tax asset of $8.9 million and $8.8 million, respectively, relating to stock-based compensation expense under ASC Subtopic 718-10. Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date and restricted stock to vest at a price equaling or exceeding the fair market value at the grant date. Accordingly, there can be no assurance that the stock price of the Company’s Common Stock will rise to levels sufficient to realize the entire deferred tax benefit currently reflected in our balance sheet. See Note 11 to the Consolidated Financial Statements for additional discussion of ASC Subtopic 718-10.
In connection with the Separation, certain deferred tax attributes of the Company were reduced as a result of cancellation of indebtedness income realized in connection with the iHeartMedia Plan of Reorganization, and, as discussed in Note 9, the Company was not reimbursed for this reduction of tax attributes under the terms of the New Tax Matters Agreement. The reorganization adjustments resulted in a reduction to deferred tax assets for all U.S. federal net operating loss carryforwards and certain state net operating loss carryforwards. These adjustments were partially offset by a reduction in valuation allowances recorded by the Company as of the Separation date. The net tax impact of the reorganization adjustments, which was approximately $53.8 million, was treated as a distribution and reflected on the balance sheet as a reduction of additional paid-in capital.
Effective Tax Rate
Income (loss) before income taxes was as follows:

(In thousands)	Years Ended December 31,
	2019	2018	2017
US	$(262,201)	$(158,965)	$(942,297)
Foreign	(27,322)	(11,365)	35,869
Total loss before income taxes	$(289,523)	$(170,330)	$(906,428)

The reconciliation of income tax computed at the U.S. federal statutory rates to income tax benefit (expense) is:

(In thousands)	Years Ended December 31,
	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax benefit at statutory rates	$60,800	21.0%	$35,769	21.0%	$317,250	35.0%
State income taxes, net of federal tax effect	6,937	2.4%	11,150	6.5%	23,378	2.6%
Foreign income taxes	(77,659)	(26.8)%	(26,483)	(15.5)%	(19,409)	(2.1)%
Nondeductible items	(760)	(0.3)%	(565)	(0.3)%	(646)	(0.1)%
Changes in valuation allowance and other estimates	(58,940)	(20.4)%	(50,927)	(29.9)%	(148,389)	(16.4)%
U.S. tax reform	—	—%	—	—%	228,010	25.2%
U.S. rate differential on impairment of related party note	—	—%	—	—%	(115,755)	(12.8)%
Other, net	(2,632)	(0.9)%	$(1,459)	(0.9)%	$(4,221)	(0.5)%
Income tax benefit (expense)	$(72,254)	(25.0)%	$(32,515)	(19.1)%	$280,218	30.9%

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2019, the Company recorded tax expense of $72.3 million. The 2019 income tax expense and (25.0)% effective tax rate were primarily impacted by the valuation allowance recorded against deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company's ability to realize those assets in future periods.
During 2018, the Company recorded tax expense of $32.5 million. The 2018 income tax expense and (19.1)% effective tax rate were impacted primarily by the $50.3 million of deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company's ability to realize those assets in future periods.
During 2017, the Company recorded tax benefit of $280.2 million. The 2017 income tax benefit and 30.9% effective tax rate were impacted primarily by the $228.0 million deferred tax benefits recorded in connection with the reduction in the U.S. federal corporate tax rate to 21% upon enactment of the Tax Act described above. Additionally, subsequent to the enactment of the Tax Act and as further described in Note 9 to the Consolidated Financial Statements, the Company recorded an impairment loss of $855.6 million on the Due from iHeartCommunications Note. In connection with this impairment loss, the Company recorded a deferred tax asset at the newly enacted U.S. federal corporate tax rate. As this deferred tax asset was recorded subsequent to the enactment of the Tax Act, the associated impact to the Company’s 2017 effective tax rate is separately described in the above table as “U.S. rate differential on impairment of related party note.” The Company also recorded tax expense of $149.2 million in connection with the valuation allowance recorded against federal and state deferred tax assets generated in the period due to the uncertainty of the ability to utilize those assets in future periods.
Unrecognized Tax Benefits
The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense. The total amount of interest accrued at December 31, 2019 and 2018 was $4.8 million and $3.3 million, respectively. The total amount of unrecognized tax benefits, including accrued interest and penalties, at December 31, 2019 and 2018 was $42.1 million and $31.6 million, respectively, of which $28.9 million and $18.2 million is included in “Other long-term liabilities” on the Consolidated Balance Sheets. In addition, $13.3 million and $13.4 million of unrecognized tax benefits are recorded net with the Company’s deferred tax assets for its net operating loss carryforwards as opposed to being recorded in “Other long-term liabilities” at December 31, 2019 and 2018, respectively. The total amount of unrecognized tax benefits at December 31, 2019 and 2018 that, if recognized, would impact the effective income tax rate is $24.9 million and $14.3 million, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	Years Ended December 31,
Unrecognized Tax Benefits	2019	2018
Balance at beginning of period	$28,346	$34,431
Increases for tax position taken in the current year	3,494	3,881
Increases for tax positions taken in previous years	10,318	830
Decreases for tax position taken in previous years	(679)	(5,748)
Decreases due to lapse of statute of limitations	(4,145)	(5,048)
Balance at end of period	$37,334	$28,346

Pursuant to the Old Tax Matters Agreement between iHeartCommunications and the Company, the operations of the Company were included in a consolidated U.S. federal income tax return filed by iHeartMedia. In addition, the Company and its subsidiaries file income tax returns in various state and foreign jurisdictions. During 2019 and 2018, the Company reversed $5.2 million and $5.2 million in unrecognized tax benefits, respectively, inclusive of interest, as a result of the expiration of statutes of limitations to assess taxes in certain state and foreign jurisdictions. All federal income tax matters through 2015 are closed. Substantially all material state, local, and foreign income tax matters have been concluded for years through 2007.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock
On May 1, 2019, the Merger was effected through a series of transactions, described in Note 9 to the Consolidated Financial Statements, such that immediately after the Merger, the Company had a single class of common stock, and the holders of Old CCOH Class A Common Stock owned the same percentage of the Company that they owned of CCOH immediately before the Merger. The shares of Old CCOH Class A Common Stock were delisted from the New York Stock Exchange (the "NYSE"), and, following the consummation of the Merger, the shares of common stock of the Company began trading on the NYSE at the opening of the market on May 2, 2019 under the symbol, "CCO," which is the same trading symbol used by CCOH prior to the Merger.
On July 30, 2019, the Company issued 100 million shares of common stock in a public offering and received proceeds of $333.4 million, net of underwriting discounts and offering expenses. The Company used the proceeds from this offering, net of underwriting discounts, to redeem approximately $333.5 million aggregate principal amount of New CCWH Senior Notes on August 22, 2019.
Share-Based Awards
Stock Options
The Company has granted options to purchase shares of its common stock to certain employees and directors of the Company and its affiliates under its equity incentive plan at no less than the fair value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates. These options vest solely on continued service over a period of up to five years. The equity incentive plan contains anti-dilutive provisions that permit an adjustment for any change in capitalization.
The Company accounts for its share-based payments using the fair value recognition provisions of ASC Subtopic 718-10. The fair value of the options is estimated using a Black-Scholes option-pricing model and amortized straight-line to expense over the vesting period. ASC Subtopic 718-10 requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options ("excess tax benefits") to be classified as financing cash flows. The excess tax benefit that is required to be classified as a financing cash inflow after application of ASC Subtopic 718-10 is not material.
The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on historical volatility of the Company’s stock over the expected life of the options. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise and employee terminations within the valuation model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected life of the option. The Company does not estimate forfeitures at grant date, but rather has elected to account for forfeitures when they occur.
The following assumptions were used to calculate the fair value of the Company’s options on the date of grant:

	Years Ended December 31,
	2019	2018	2017
Expected volatility	44%	44%	42%
Expected life in years	5.8	6.3	6.3
Risk-free interest rate	1.88%	2.76%	2.12%
Dividend yield	—%	—%	—%

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the Company's stock options outstanding at and stock option activity during the year ended December 31, 2019:

(In thousands, except per share data)	Options	Price(3)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2019	3,245	$4.97	3.8 years	$2,938
Granted(1)	2,190	5.11
Exercised(2)	(452)	1.31
Forfeited	(4)	6.47
Expired	(107)	4.51
Outstanding, December 31, 2019	4,872	5.38	6.1 years	$253
Exercisable	3,183	5.43	4.6 years	$253
Expected to vest	1,689	5.30	8.9 years	$—

(1)	The weighted average grant date fair value of the Company’s options granted during the years ended December 31, 2019, 2018 and 2017 was $2.05, $2.39 and $2.04 per share, respectively.

(2)
Cash received from option exercises during the years ended December 31, 2019, 2018 and 2017 was $0.5 million, $0.1 million and $0.2 million, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2019, 2018 and 2017 was $1.3 million, $0.1 million and $0.2 million, respectively.

(3)	Reflects the weighted average price per share.
A summary of the Company’s unvested options at December 31, 2019 and changes during the year is presented below:

(In thousands, except per share data)	Options	Weighted Average Grant Date Fair Value
Unvested, January 1, 2019	423	$4.15
Granted	2,190	$2.05
Vested(1)	(920)	$2.45
Forfeited	(4)	$3.61
Unvested, December 31, 2019	1,689	$2.35

(1)	The total fair value of the Company’s options vested during the years ended December 31, 2019, 2018 and 2017 was $2.3 million, $1.2 million and $1.6 million, respectively.
Restricted Stock Awards and Restricted Stock Units
The Company has also granted both restricted stock awards and restricted stock units ("RSUs") to its employees and affiliates under its equity incentive plan. The restricted stock awards represent shares of common stock that contain a legend which restricts their transferability for a term of up to five years. The restricted stock units represent the right to receive shares upon vesting, which is generally over a period of up to four years. Both restricted stock awards and restricted stock units are forfeited, except in certain circumstances, in the event the employee terminates his or her employment or relationship with the Company prior to the lapse of the restriction or prior to vesting.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the Company's restricted stock and restricted stock units outstanding at December 31, 2019 and related activity during the year:

(In thousands, except per share data)	Awards	Price(1)
Outstanding, January 1, 2019	5,133	$5.23
Granted	6,461	$2.73
Vested (restriction lapsed)	(1,423)	$5.94
Forfeited	(296)	$4.43
Outstanding, December 31, 2019	9,875	$3.51

(1)	Reflects the weighted average share price at the date of grant.
On October 15, 2019, the Company granted 4.2 million RSUs and 1.6 million performance stock units ("PSUs") to certain of its employees.

•
The RSUs vest in three equal annual installments on each of April 1, 2020, April 1, 2021 and April 1, 2022, provided that the recipient is still employed by or providing services to the Company on each vesting date.

•
The PSUs will vest and become earned based on the achievement of the Company’s total shareholder return relative to the Company’s peer group (the “Relative TSR”) over a performance period from October 1, 2019 through March 31, 2022 (the “Performance Period”). If the Company achieves Relative TSR at the 90th percentile or higher, the PSUs will be earned at 150% of the target number of shares. If the Company achieves Relative TSR at the 60th percentile, the PSU will be earned at 100% of the target number of shares. If the Company achieves Relative TSR at the 30th percentile, the PSUs will be earned at 50% of the target number of shares. To the extent Relative TSR is between vesting levels, the portion of the PSUs that become vested will be determined using straight line interpolation. The PSUs are considered market condition awards pursuant to ASC Topic 260.

Share-Based Compensation Cost
Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Share-based compensation cost, which is recorded in corporate expenses, was $15.8 million, $8.5 million and $9.6 million during the years ended December 31, 2019, 2018 and 2017, respectively. The increase in share-based compensation expense in 2019 relates to certain new equity awards granted in the second quarter of 2019 in connection with the Separation, which were expensed immediately as they do not contain a service condition for vesting.
The tax benefit related to the share-based compensation expense for the years ended December 31, 2019, 2018 and 2017 was $4.1 million, $2.2 million and $3.3 million, respectively.
As of December 31, 2019, there was $17.2 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions. This cost is expected to be recognized over a weighted average period of approximately two years.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Computation of Net Loss per Share
The following table presents the computation of net loss per share for the years ended December 31, 2019, 2018 and 2017:

(In thousands, except per share data)	Years Ended December 31,
	2019	2018	2017
NUMERATOR:
Net loss attributable to the Company – common shares	$(363,304)	$(218,240)	$(644,348)

DENOMINATOR:
Weighted average common shares outstanding – basic	413,087	361,740	361,141
Stock options, restricted stock and restricted stock units(1):	—	—	—
Weighted average common shares outstanding – diluted	413,087	361,740	361,141

Net loss attributable to the Company per common share:
Basic	$(0.88)	$(0.60)	$(1.78)
Diluted	$(0.88)	$(0.60)	$(1.78)

(1)
Outstanding equity awards of 10.1 million, 7.7 million and 8.0 million for the years ended December 31, 2019, 2018 and 2017, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

NOTE 12– EMPLOYEE STOCK AND SAVINGS PLANS
The Company’s U.S. employees are eligible to participate in various 401(k) savings and other plans. Prior to 2019, these plans were provided by iHeartCommunications; however, on January 1, 2019, the Company's U.S. employees began participating in the Company's separate employee benefit plans, which are provided by the Company for the purpose of providing retirement benefits for substantially all employees. Under these plans, a Company employee can make pre-tax contributions, and the Company will match 50% of the employee’s first 5% of pay contributed to the plan, up to a maximum match of $5,000. Employees vest in these Company matching contributions based upon their years of service to the Company. The Company recorded contributions to these plans of $2.5 million, $2.2 million and $2.2 million for the years ended December 31, 2019, 2018 and 2017, respectively, as a component of operating expenses.
In addition, employees in the Company’s International markets participate in retirement plans administered by the Company which are not part of the Company-sponsored 401(k) savings and other plans previously described. The Company recorded contributions to these plans of $13.0 million, $11.5 million and $13.1 million for the years ended December 31, 2019, 2018 and 2017, respectively, as a component of operating expenses.
Prior to the Separation, certain highly compensated executives of the Company were eligible to participate in a non-qualified deferred compensation plan sponsored by iHeartCommunications (the "iHeart Deferred Compensation Plan"), under which such executives were able to make an annual election to defer up to 50% of their annual salary and up to 80% of their bonus before taxes. The Company suspended all salary and bonus deferral and company matching contributions to this plan on January 1, 2010. Upon Separation, the Company established a separate non-qualified deferred compensation plan (the "CCOH Deferred Compensation Plan"). Participant deferrals were transferred from the iHeart Deferred Compensation Plan into the CCOH Deferred Compensation Plan, and the funds are maintained in a Rabbi Trust for the benefit of plan participants. Initial eligibility for the CCOH Deferred Compensation Plan was restricted to those Company employees who previously had balances in the iHeart Deferred Compensation Plan. The adding of new participants is suspended, and new deferrals by existing participants are not allowed. Participants in the CCOH Deferred Compensation Plan have the opportunity to allocate their deferrals and any matching credits among different investment options, the performance of which is used to determine the amounts paid to participants under the plan. The liability recorded by the Company under the CCOH Deferred Compensation Plan was $1.9 million as of December 31, 2019.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13— OTHER INFORMATION
Statements of Other Comprehensive Loss
The following table discloses the components of “Other income (expense), net” for the years ended December 31, 2019, 2018 and 2017, respectively:

(In thousands)	Years Ended December 31,
	2019	2018	2017
Foreign exchange gain (loss)	$(2,248)	$(33,580)	$29,563
Equity in earnings (loss) of nonconsolidated affiliates	364	904	(990)
Other(1)	(13,500)	(1,717)	(808)
Total other income (expense), net	$(15,384)	$(34,393)	$27,765

(1)	Other expense increased in 2019 due to costs incurred related to the Separation from iHeartMedia.
For the years ended December 31, 2019, 2018 and 2017 the total increase (decrease) in other comprehensive income (loss) related to the impact of pensions on deferred income tax liabilities were $0.2 million, $0.7 million and $(0.3) million, respectively.
Balance Sheets
The following table discloses the components of “Other current assets” as of December 31, 2019 and 2018, respectively:

(In thousands)	As of December 31,
	2019	2018
Inventory	$21,122	$18,061
Deposits	877	1,035
Other receivables	3,452	5,088
Restricted cash	4,116	4,221
Other	3,188	2,896
Total other current assets	$32,755	$31,301

The following table discloses the components of “Other assets” as of December 31, 2019 and 2018, respectively:

(In thousands)	As of December 31,
	2019	2018
Investments	$9,022	$9,889
Deposits	25,047	23,515
Prepaid expenses	24,290	53,833
Restricted cash	14,101	16,192
Other	25,615	29,075
Total other assets	$98,075	$132,504

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the components of “Other long-term liabilities” as of December 31, 2019 and 2018, respectively:

(In thousands)	As of December 31,
	2019	2018
Unrecognized tax benefits	$28,855	$18,186
Asset retirement obligation	43,823	43,981
Deferred income(1)	1,009	19,133
Deferred rent	40,985	109,385
Employee related liabilities	48,184	48,432
Other	20,169	21,033
Total other long-term liabilities	$183,025	$260,150

(1)
Upon adoption of ASC Topic 842, deferred gains related to previous transactions that were historically accounted for as sale and operating leasebacks in accordance with ASC Topic 840 were recognized as a cumulative-effect adjustment to equity, resulting in a decrease to deferred income.

NOTE 14— QUARTERLY RESULTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Three Months Ended December 31,
	2019	2018	2019	2018	2019	2018	2019	2018
Revenue	$587,116	$598,398	$698,015	$711,980	$653,447	$663,739	$745,232	$747,588
Operating expenses:
Direct operating expenses	347,827	361,289	363,029	372,936	358,156	361,681	383,165	374,762
Selling, general and administrative expenses	122,966	127,408	134,721	125,289	129,162	128,797	134,079	141,424
Corporate expenses	28,614	35,435	38,907	37,928	37,535	37,729	39,285	40,998
Depreciation and amortization	75,076	84,060	80,174	82,767	76,226	77,405	77,848	74,720
Impairment charges	—	—	—	—	5,300	7,772	—	—
Other operating income (expense), net	(3,522)	(54)	1,270	929	620	825	2,794	798
Operating income (loss)	9,111	(9,848)	82,454	93,989	47,688	51,180	113,649	116,482
Interest expense, net	114,052	97,264	107,448	96,987	106,776	97,158	89,908	96,724
Interest income (expense) on Due from (to) iHeartCommunications	(811)	—	(523)	210	—	363	—	(180)
Loss on Due from iHeartCommunications	—	—	(5,778)	—	—	—	—	—
Loss on extinguishment of debt	(5,474)	—	—	—	(96,271)	—	—	—
Other income (expense), net	(565)	19,641	(9,203)	(35,402)	(26,874)	(5,885)	21,258	(12,747)
Income (loss) before income taxes	(111,791)	(87,471)	(40,498)	(38,190)	(182,233)	(51,500)	44,999	6,831
Income tax benefit (expense)	(57,763)	(45,367)	29,093	(4,753)	(30,136)	(6,896)	(13,448)	24,501
Consolidated net income (loss)	(169,554)	(132,838)	(11,405)	(42,943)	(212,369)	(58,396)	31,551	31,332
Less amount attributable to noncontrolling interest	(5,387)	(4,416)	(466)	7,440	2,929	6,692	4,451	5,679
Net income (loss) attributable to the Company	$(164,167)	$(128,422)	$(10,939)	$(50,383)	$(215,298)	$(65,088)	$27,100	$25,653
Net income (loss) per common share:
Basic	$(0.45)	$(0.36)	$(0.03)	$(0.14)	$(0.46)	$(0.18)	$0.06	$0.07
Diluted	$(0.45)	$(0.36)	$(0.03)	$(0.14)	$(0.46)	$(0.18)	$0.06	$0.07

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15– SEGMENT DATA
The Company has two reportable segments, which it believes best reflect how the Company is currently managed – Americas and International. The Americas segment consists of operations primarily in the U.S., and the International segment primarily includes operations in Europe, Asia and Latin America.
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
In conjunction with the Separation and transition from iHeartMedia, the Company is evaluating its disclosure of reportable segments.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s reportable segment results for the years ended December 31, 2019, 2018 and 2017:

(In thousands)	Americas	International	Corporate and other reconciling items	Consolidated
Year Ended December 31, 2019
Revenue(1)	$1,273,018	$1,410,792	$—	$2,683,810
Direct operating expenses	547,413	904,764	—	1,452,177
Selling, general and administrative expenses	218,369	302,559	—	520,928
Corporate expenses	—	—	144,341	144,341
Depreciation and amortization	160,386	138,651	10,287	309,324
Impairment charges	—	—	5,300	5,300
Other operating income, net	—	—	1,162	1,162
Operating income (loss)	$346,850	$64,818	$(158,766)	$252,902
Segment assets(2)	$3,644,934	$2,367,997	$380,357	$6,393,288
Capital expenditures	$82,707	$135,982	$13,775	$232,464
Share-based compensation expense	$—	$—	$15,770	$15,770

Year Ended December 31, 2018
Revenue(1)	$1,189,348	$1,532,357	$—	$2,721,705
Direct operating expenses	524,659	946,009	—	1,470,668
Selling, general and administrative expenses	199,688	323,230	—	522,918
Corporate expenses	—	—	152,090	152,090
Depreciation and amortization	166,806	148,199	3,947	318,952
Impairment charges	—	—	7,772	7,772
Other operating income, net	—	—	2,498	2,498
Operating income (loss)	$298,195	$114,919	$(161,311)	$251,803
Segment assets(2)	$2,782,662	$1,568,346	$171,020	$4,522,028
Capital expenditures	$76,867	$129,962	$4,250	$211,079
Share-based compensation expense	$—	$—	$8,517	$8,517

Year Ended December 31, 2017
Revenue(1)	$1,161,059	$1,427,643	$—	$2,588,702
Direct operating expenses	527,536	882,231	—	1,409,767
Selling, general and administrative expenses	197,390	301,823	—	499,213
Corporate expenses	—	—	143,678	143,678
Depreciation and amortization	179,119	141,812	5,060	325,991
Impairment charges	—	—	4,159	4,159
Other operating income, net	—	—	26,391	26,391
Operating income (loss)	$257,014	$101,777	$(126,506)	$232,285
Segment assets(2)	$2,850,303	$1,568,388	$252,091	$4,670,782
Capital expenditures	$70,936	$150,036	$3,266	$224,238
Share-based compensation expense	$—	$—	$9,590	$9,590

(1)
Refer to Note 2 to the Consolidated Financial Statements for information about revenue by geographical region, including the U.S., Other Americas, Europe and Asia-Pacific, for each of the years ended December 31, 2019, 2018 and 2017.

(2)
The Company's consolidated segment assets at December 31, 2019, 2018 and 2017 include identifiable long-lived assets in the Company's U.S. operations of $0.7 billion, $0.7 billion and $0.8 billion, respectively, and identifiable long-lived assets in the Company's foreign operations of $0.5 billion, $0.6 billion and $0.6 billion, respectively, including identifiable long-lived assets in China of $0.2 billion, $0.2 billion and $0.3 billion, respectively.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16– GUARANTOR SUBSIDIARIES
The Company and certain of the Company’s direct and indirect wholly-owned domestic subsidiaries (the “Guarantor Subsidiaries”) fully and unconditionally guarantee on a joint and several basis the New CCWH Senior Notes. The New CCWH Senior Notes are subject to registration rights under a Registration Rights Agreement, dated February 12, 2019. Pursuant to the Registration Rights Agreement, CCWH, the Company and the Guarantor Subsidiaries are required to use their commercially reasonable efforts to file with the Securities and Exchange Commission no later than April 30, 2020 a registration statement to register the New CCWH Senior Notes and the guarantees thereof and to cause the registration statement to become effective no later than June 9, 2020. CCWH, the Company and the Guarantor Subsidiaries have not yet filed the registration statement but expect to comply with the deadlines set forth in the Registration Rights Agreement.
The following consolidating schedules present financial information on a combined basis in conformity with the SEC’s Regulation S-X Rule 3-10(d):

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	December 31, 2019
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$270,353	—	$17,420	$111,085	$—	398,858
Accounts receivable, net of allowance	—	—	238,380	471,305	—	709,685
Intercompany receivables	3,787,955	—	—	2,348,650	(6,136,605)	—
Prepaid expenses	815	—	24,018	35,760	—	60,593
Other current assets	—		2,155	30,600	—	32,755
Total Current Assets	4,059,123	—	281,973	2,997,400	(6,136,605)	1,201,891
Structures, net	—	—	531,637	421,908	—	953,545
Other property, plant and equipment, net	—	—	137,765	119,844	—	257,609
Indefinite-lived permits	—	—	965,863	—	—	965,863
Other intangibles, net	—	—	300,597	26,068	—	326,665
Goodwill	—	—	507,819	196,339	—	704,158
Operating lease right-of-use assets	—	—	994,919	890,563	—	1,885,482
Intercompany investments and notes receivable	(2,935,402)	5,021,602	(1,269,023)	50,914	(868,091)	—
Other assets	—	—	25,153	72,922	—	98,075
Total Assets	$1,123,721	$5,021,602	$2,476,703	$4,775,958	$(7,004,696)	$6,393,288

Accounts payable	$—	$—	$33,694	$60,894	$—	$94,588
Intercompany payables	—	4,355,123	1,781,482	—	(6,136,605)	—
Accrued expenses	412	—	117,895	385,632	—	503,939
Current operating lease liabilities	—	—	107,583	280,299	—	387,882
Deferred revenue	—	—	47,569	36,466	—	84,035
Accrued interest	82,045	7,817	92	(168)	—	89,786
Current portion of long-term debt	20,000	—	289	5	—	20,294
Total Current Liabilities	102,457	4,362,940	2,088,604	763,128	(6,136,605)	1,180,524
Long-term debt	3,178,171	1,881,684	3,844	25	—	5,063,724
Mandatorily-redeemable preferred stock	44,912	—	—	—	—	44,912
Non-current operating lease liabilities	—	—	909,675	650,068	—	1,559,743
Deferred tax liability	—	—	432,302	(16,236)	—	416,066
Intercompany notes payable	5,551	80,146	2,078,836	277,448	(2,441,981)	—
Other long-term liabilities	150	—	80,870	102,005	—	183,025
Total stockholders' equity (deficit)	(2,207,520)	(1,303,168)	(3,117,428)	2,999,520	1,573,890	(2,054,706)
Total Liabilities and Stockholders' Equity (Deficit)	$1,123,721	$5,021,602	$2,476,703	$4,775,958	$(7,004,696)	$6,393,288

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	December 31, 2018
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$1,560	$—	$18,721	$162,175	$—	$182,456
Accounts receivable, net of allowance	—	—	226,231	480,078	—	706,309
Intercompany receivables	65,454	—	1,434,610	2,303,736	(3,803,800)	—
Prepaid expenses	329	1,211	52,052	42,142	—	95,734
Other current assets	—	—	2,858	28,443	—	31,301
Total Current Assets	67,343	1,211	1,734,472	3,016,574	(3,803,800)	1,015,800
Structures, net	—	—	594,456	458,560	—	1,053,016
Other property, plant and equipment, net	—	—	127,449	108,473	—	235,922
Indefinite-lived permits	—	—	971,163	—	—	971,163
Other intangibles, net	—	—	235,325	17,537	—	252,862
Goodwill	—	—	507,820	198,183	—	706,003
Due from iHeartCommunications	154,758	—	—	—	—	154,758
Intercompany investments and notes receivable	(2,477,070)	7,568,601	(1,101,301)	16,273	(4,006,503)	—
Other assets	1,981	—	50,057	80,466	—	132,504
Total Assets	$(2,252,988)	$7,569,812	$3,119,441	$3,896,066	$(7,810,303)	$4,522,028

Accounts payable	$—	$—	$30,206	$83,508	$—	$113,714
Intercompany payables	—	3,781,133	22,667	—	(3,803,800)	—
Accrued expenses	33,632	595	68,323	425,932	—	528,482
Deferred revenue	—	—	45,914	39,138	—	85,052
Accrued interest	—	1,004	162	1,175	—	2,341
Current portion of long-term debt	—	—	227	—	—	227
Total Current Liabilities	33,632	3,782,732	167,499	549,753	(3,803,800)	729,816
Long-term debt	—	4,902,447	3,654	371,007	—	5,277,108
Deferred tax liability	(46,739)	853	428,320	(47,419)	—	335,015
Due to iHeartCommunications	21,591	—	—	—	—	21,591
Intercompany notes payable	—	16,273	5,039,419	264,132	(5,319,824)	—
Other long-term liabilities	542	—	139,646	119,962	—	260,150
Total stockholders' equity (deficit)	(2,262,014)	(1,132,493)	(2,659,097)	2,638,631	1,313,321	(2,101,652)
Total Liabilities and Stockholders' Equity (Deficit)	$(2,252,988)	$7,569,812	$3,119,441	$3,896,066	$(7,810,303)	$4,522,028

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2019
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$1,263,657	$1,420,153	$—	$2,683,810
Operating expenses:
Direct operating expenses	—	—	541,417	910,760	—	1,452,177
Selling, general and administrative expenses	—	—	217,201	303,727	—	520,928
Corporate expenses	5,274	—	86,389	52,678	—	144,341
Depreciation and amortization	—	—	169,616	139,708	—	309,324
Impairment charges	—	—	5,300	—	—	5,300
Other operating income (expense), net	(712)	—	1,559	315	—	1,162
Operating income (loss)	(5,986)	—	245,293	13,595	—	252,902
Interest expense, net	127,062	268,145	(1,288)	24,265	—	418,184
Interest expense on Due to iHeartCommunications	(1,334)	—	—	—	—	(1,334)
Intercompany interest income (expense), net	18,603	283,876	(276,787)	(25,692)	—	—
Loss on Due from iHeartCommunications	(5,778)	—	—	—	—	(5,778)
Loss on extinguishment of debt	—	(88,996)	(1,788)	(10,961)	—	(101,745)
Equity in earnings (loss) of nonconsolidated affiliates	(241,747)	(101,052)	(172,108)	(323)	515,594	364
Other income (expense), net	—	(4,852)	(37,778)	26,882	—	(15,748)
Loss before income taxes	(363,304)	(179,169)	(241,880)	(20,764)	515,594	(289,523)
Income tax benefit (expense)	—	—	132	(72,386)	—	(72,254)
Net loss	(363,304)	(179,169)	(241,748)	(93,150)	515,594	(361,777)
Less amount attributable to noncontrolling interest	—	—	(1)	1,528	—	1,527
Net loss attributable to the Company	$(363,304)	$(179,169)	$(241,747)	$(94,678)	$515,594	$(363,304)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(418)	(4,384)	—	(4,802)
Other adjustments to comprehensive loss	—	—	—	(2,948)	—	(2,948)
Reclassification adjustments	—	—	—	1,290	—	1,290
Equity in subsidiary comprehensive income (loss)	(5,063)	(6,119)	(4,645)	—	15,827	—
Comprehensive loss	(368,367)	(185,288)	(246,810)	(100,720)	531,421	(369,764)
Less amount attributable to noncontrolling interest	—	—	—	(1,397)	—	(1,397)
Comprehensive loss attributable to the Company	$(368,367)	$(185,288)	$(246,810)	$(99,323)	$531,421	$(368,367)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2018
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$1,180,635	$1,541,070	$—	$2,721,705
Operating expenses:
Direct operating expenses	—	—	518,647	952,021	—	1,470,668
Selling, general and administrative expenses	—	—	198,784	324,134	—	522,918
Corporate expenses	5,041	—	105,550	41,499	—	152,090
Depreciation and amortization	—	—	169,712	149,240	—	318,952
Impairment charges	—	—	7,772	—	—	7,772
Other operating income (expense), net	(383)	—	(1,086)	3,967	—	2,498
Operating income (loss)	(5,424)	—	179,084	78,143	—	251,803
Interest (income) expense, net	(420)	352,425	1,747	34,381	—	388,133
Interest income on Due from iHeartCommunications	393	—	—	—	—	393
Intercompany interest income (expense), net	15,074	360,566	(354,875)	(20,765)	—	—
Equity in earnings (loss) of nonconsolidated affiliates	(177,019)	(52,543)	(42,907)	(313)	273,686	904
Other income (expense), net	—	—	(3,062)	(32,235)	—	(35,297)
Loss before income taxes	(166,556)	(44,402)	(223,507)	(9,551)	273,686	(170,330)
Income tax benefit (expense)	(51,684)	(2,964)	46,488	(24,355)	—	(32,515)
Net loss	(218,240)	(47,366)	(177,019)	(33,906)	273,686	(202,845)
Less amount attributable to noncontrolling interest	—	—	—	15,395	—	15,395
Net loss attributable to the Company	$(218,240)	$(47,366)	$(177,019)	$(49,301)	$273,686	$(218,240)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(2,352)	(12,982)	—	(15,334)
Other adjustments to comprehensive loss	—	—	—	(1,498)	—	(1,498)
Reclassification adjustments	—	—	—	2,962	—	2,962
Equity in subsidiary comprehensive loss	(5,830)	(3,507)	(3,478)	—	12,815	—
Comprehensive loss	(224,070)	(50,873)	(182,849)	(60,819)	286,501	(232,110)
Less amount attributable to noncontrolling interest	—	—	—	(8,040)	—	(8,040)
Comprehensive loss attributable to the Company	$(224,070)	$(50,873)	$(182,849)	$(52,779)	$286,501	$(224,070)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2017
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$1,137,001	$1,451,701	$—	$2,588,702
Operating expenses:
Direct operating expenses	—	—	510,272	899,495	—	1,409,767
Selling, general and administrative expenses	—	—	192,491	306,722	—	499,213
Corporate expenses	14,660	—	93,232	35,786	—	143,678
Depreciation and amortization	—	—	181,905	144,086	—	325,991
Impairment charges	—	—	—	4,159	—	4,159
Other operating income (expense), net	(406)	—	34,944	(8,147)	—	26,391
Operating income (loss)	(15,066)	—	194,045	53,306	—	232,285
Interest (income) expense, net	(69,285)	353,082	68,666	27,238	—	379,701
Interest income on Due from iHeartCommunications	68,871	—	—	—	—	68,871
Intercompany interest income (expense), net	(121,393)	339,519	(218,163)	37	—	—
Loss on Due from iHeartCommunications	(855,648)	—	—	—	—	(855,648)
Equity in earnings (loss) of nonconsolidated affiliates	114,363	(4,575)	(22,861)	(1,981)	(85,936)	(990)
Other income, net	3,167	—	11,379	14,209	—	28,755
Income (loss) before income taxes	(736,421)	(18,138)	(104,266)	38,333	(85,936)	(906,428)
Income tax benefit (expense)	92,073	2,405	218,629	(32,889)	—	280,218
Net income (loss)	(644,348)	(15,733)	114,363	5,444	(85,936)	(626,210)
Less amount attributable to noncontrolling interest	—	—	—	18,138	—	18,138
Net income (loss) attributable to the Company	$(644,348)	$(15,733)	$114,363	$(12,694)	$(85,936)	$(644,348)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	2,188	41,153	—	43,341
Other adjustments to comprehensive income (loss)	—	—	—	6,306	—	6,306
Reclassification adjustments	—	—	—	5,441	—	5,441
Equity in subsidiary comprehensive income	46,139	36,123	43,951	—	(126,213)	—
Comprehensive income (loss)	(598,209)	20,390	160,502	40,206	(212,149)	(589,260)
Less amount attributable to noncontrolling interest	—	—	—	8,949	—	8,949
Comprehensive income (loss) attributable to the Company	$(598,209)	$20,390	$160,502	$31,257	$(212,149)	$(598,209)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2019
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(363,304)	$(179,169)	$(241,748)	$(93,150)	$515,594	$(361,777)
Reconciling items:
Depreciation and amortization	—	—	169,616	139,708	—	309,324
Impairment charges	—	—	5,300	—	—	5,300
Deferred taxes	—	—	(3,914)	27,981	—	24,067
Provision for doubtful accounts	—	—	3,570	2,653	—	6,223
Amortization of deferred financing charges and note discounts, net	2,370	6,638	2	1,290	—	10,300
Share-based compensation	—	—	15,734	36	—	15,770
Loss on extinguishment of debt	—	88,996	1,788	10,961	—	101,745
Loss (gain) on disposal of operating assets, net	—	—	(1,554)	(319)	—	(1,873)
Loss on Due from iHeartCommunications	5,778	—	—	—	—	5,778
Foreign exchange transaction loss (gain)	—	—	—	2,248	—	2,248
Equity in (earnings) loss of nonconsolidated affiliates	241,747	101,052	172,108	323	(515,594)	(364)
Other reconciling items, net	—	—	(3,360)	(1,454)	—	(4,814)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	—	—	(17,520)	4,965	—	(12,555)
Decrease (increase) in prepaid expenses and other current assets	(486)	1,211	(22,165)	(15,100)	—	(36,540)
Increase (decrease) in accounts payable	—	—	3,489	(17,008)	—	(13,519)
Increase (decrease) in accrued expenses	399	—	18,714	6,947	—	26,060
Increase (decrease) in accrued interest	83,121	6,814	(70)	(1,314)	—	88,551
Increase (decrease) in deferred revenue	—	—	4,759	(1,803)	—	2,956
Changes in other operating assets and liabilities, net	1,599	—	25,093	20,954	—	47,646
Net cash provided by (used for) operating activities	(28,776)	25,542	129,842	87,918	—	214,526
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(96,405)	(124,747)	—	(221,152)
Purchase of concession rights	—	—	(19)	(11,293)	—	(11,312)
Proceeds from disposal of assets	—	—	5,641	5,068	—	10,709
Decrease (increase) in intercompany notes receivable, net	—	2,971,462	—	—	(2,971,462)	—
Dividends from subsidiaries	—	—	—	—	—	—
Other investing activities, net	—	—	33,945	(32,232)	—	1,713
Net cash used for investing activities	—	2,971,462	(56,838)	(163,204)	(2,971,462)	(220,042)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2019
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from financing activities:
Proceeds from long-term debt	3,240,000	2,235,000	—	—	—	5,475,000
Payments on long-term debt	(5,000)	(5,325,742)	(2,031)	(383,263)	—	(5,716,036)
Debt issuance costs	(37,674)	(27,142)	—	—	—	(64,816)
Proceeds from issuance of mandatorily-redeemable preferred stock	43,798	—	—	—	—	43,798
Net transfers from iHeartCommunications	43,399	—	—	—	—	43,399
Proceeds from settlement of Due from iHeartCommunications	115,798	—	—	—	—	115,798
Proceeds from issuance of common stock	333,419	—	—	—	—	333,419
Payments to noncontrolling interests	—	—	—	(6,311)	—	(6,311)
Dividends paid	(740)	—	—	—	—	(740)
Increase in intercompany notes payable, net	5,551	—	(2,989,631)	12,618	2,971,462	—
Intercompany funding	(3,438,884)	120,880	2,917,357	400,647	—	—
Other financing activities, net	(2,098)	—	—	(1,404)	—	(3,502)
Net cash provided by (used for) financing activities	297,569	(2,997,004)	(74,305)	22,287	2,971,462	220,009
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(287)	—	(287)
Net increase (decrease) in cash, cash equivalents and restricted cash	268,793	—	(1,301)	(53,286)	—	214,206
Cash, cash equivalents and restricted cash at beginning of year	1,560	—	18,720	182,589	—	202,869
Cash, cash equivalents and restricted cash at end of year	$270,353	$—	$17,419	$129,303	$—	$417,075

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2018
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(218,240)	$(47,366)	$(177,019)	$(33,906)	$273,686	$(202,845)
Reconciling items:
Depreciation and amortization	—	—	169,712	149,240	—	318,952
Impairment charges	—	—	7,772	—	—	7,772
Deferred taxes	46,372	—	(38,507)	6,530	—	14,395
Provision for doubtful accounts	—	—	4,384	3,003	—	7,387
Amortization of deferred financing charges and note discounts, net	—	8,952	—	1,778	—	10,730
Share-based compensation	—	—	5,383	3,134	—	8,517
Loss (gain) on disposal of operating assets, net	—	—	935	(4,299)	—	(3,364)
Foreign exchange transaction loss	—	—	37	33,543	—	33,580
Equity in (earnings) loss of nonconsolidated affiliates	177,019	52,543	42,907	313	(273,686)	(904)
Other reconciling items, net	—	—	(232)	(1,324)	—	(1,556)
Changes in operating assets and liabilities:
Increase in accounts receivable	—	—	(38,121)	(36,477)	—	(74,598)
Decrease (increase) in prepaid expenses and other current assets	(38)	2,222	(8,374)	8,267	—	2,077
Increase in accounts payable	—	—	22,612	6,635	—	29,247
Increase (decrease) in accrued expenses	32,589	1,910	(22,997)	13,892	—	25,394
Increase in accrued interest	—	1,004	42	339	—	1,385
Increase in deferred revenue	—	—	34,070	7,277	—	41,347
Changes in other operating assets and liabilities, net	(1,982)	—	(10,415)	(17,844)	—	(30,241)
Net cash provided by (used for) operating activities	35,720	19,265	(7,811)	140,101	—	187,275
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(80,716)	(130,363)	—	(211,079)
Proceeds from disposal of assets	—	—	6,295	3,475	—	9,770
Increase in intercompany notes receivable, net	—	(28,887)	—	(1)	28,888	—
Dividends from subsidiaries	—	—	1,111	—	(1,111)	—
Other investing activities, net	—	—	(1,786)	(497)	—	(2,283)
Net cash used for investing activities	—	(28,887)	(75,096)	(127,386)	27,777	(203,592)
Cash flows from financing activities:
Proceeds from long-term debt	—	—	444	(444)	—	—
Payments on long-term debt	—	—	(632)	—	—	(632)
Debt issuance costs	—	(1,610)	—	—	—	(1,610)
Net transfers from iHeartCommunications	78,823	—	—	—	—	78,823
Payments to noncontrolling interests	—	—	—	(4,505)	—	(4,505)
Dividends paid	(30,678)	—	—	(1,111)	1,111	(30,678)
Increase in intercompany notes payable, net	—	—	—	28,888	(28,888)	—
Intercompany funding	(109,246)	11,232	78,671	19,343	—	—
Other financing activities, net	(712)	—	—	—	—	(712)
Net cash provided by (used for) financing activities	(61,813)	9,622	78,483	42,171	(27,777)	40,686

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2018
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	—	(9,810)	—	(9,810)
Net increase (decrease) in cash, cash equivalents and restricted cash	(26,093)	—	(4,424)	45,076	—	14,559
Cash, cash equivalents and restricted cash at beginning of year	27,653	—	23,144	137,513	—	188,310
Cash, cash equivalents and restricted cash at end of year	$1,560	$—	$18,720	$182,589	$—	$202,869

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2017
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(644,348)	$(15,733)	$114,363	$5,444	$(85,936)	$(626,210)
Reconciling items:
Depreciation and amortization	—	—	181,905	144,086	—	325,991
Impairment charges	—	—	—	4,159	—	4,159
Deferred taxes	(93,882)	(514)	(218,955)	2,266	—	(311,085)
Provision for doubtful accounts	—	—	10,083	(3,343)	—	6,740
Amortization of deferred financing charges and note discounts, net	—	8,786	—	1,741	—	10,527
Share-based compensation	—	—	6,432	3,158	—	9,590
Loss (gain) on disposal of operating and other assets, net	—	—	(35,020)	5,673	—	(29,347)
Loss on Due from iHeartCommunications	855,648	—	—	—	—	855,648
Foreign exchange transaction loss	—	—	(27)	(29,536)	—	(29,563)
Equity in (earnings) loss of nonconsolidated affiliates	(114,363)	4,575	22,861	1,981	85,936	990
Other reconciling items, net	—	—	(3,419)	(246)	—	(3,665)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	—	—	(9,104)	(30,686)	—	(39,790)
Decrease in prepaid expenses and other current assets	1,072	—	2,409	6,127	—	9,608
Increase (decrease) in accounts payable	—	—	(7,314)	3,188	—	(4,126)
Increase (decrease) in accrued expenses	(434)	(59,968)	56,885	(3,799)	—	(7,316)
Increase (decrease) in accrued interest	—	—	(77)	508	—	431
Decrease in deferred revenue	—	—	(8,402)	(4,871)	—	(13,273)
Changes in other operating assets and liabilities, net	—	—	(3,067)	3,876	—	809
Net cash provided by (used for) operating activities	3,693	(62,854)	109,553	109,726	—	160,118
Cash flows from investing activities:
Purchases of property, plant and equipment	—	—	(73,641)	(150,597)	—	(224,238)
Proceeds from disposal of assets	—	—	63,731	8,318	—	72,049
Decrease (increase) in intercompany notes receivable, net	—	149,612	11	(11,284)	(138,339)	—
Dividends from subsidiaries	—	—	10,710	—	(10,710)	—
Other investing activities, net	—	—	(8,744)	6,411	—	(2,333)
Net cash provided by (used for) investing activities	—	149,612	(7,933)	(147,152)	(149,049)	(154,522)
Cash flows from financing activities:
Payments on credit facilities	—	—	—	(909)	—	(909)
Proceeds from long-term debt	—	—	—	156,000	—	156,000
Payments on long-term debt	—	—	(100)	(648)	—	(748)
Debt issuance costs	—	—	(1)	(4,386)	—	(4,387)
Net transfers to iHeartCommunications	(181,939)	—	—	—	—	(181,939)
Payments to noncontrolling interests	—	—	—	(12,010)	—	(12,010)
Dividends paid	(332,824)	—	—	(10,710)	10,710	(332,824)
Increase (decrease) in intercompany notes payable, net	—	11,273	—	(149,612)	138,339	—
Intercompany funding	239,906	(98,031)	(140,250)	(1,625)	—	—
Other financing activities, net	(1,468)	—	—	(1,228)	—	(2,696)
Net cash used for financing activities	(276,325)	(86,758)	(140,351)	(25,128)	149,049	(379,513)

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	Year Ended December 31, 2017
	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	4	9,532	—	9,536
Net decrease in cash, cash equivalents and restricted cash	(272,632)	—	(38,727)	(53,022)	—	(364,381)
Cash, cash equivalents and restricted cash at beginning of year	300,285	—	61,871	190,535	—	552,691
Cash, cash equivalents and restricted cash at end of year	$27,653	$—	$23,144	$137,513	$—	$188,310
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable
ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.
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
As of December 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2019, based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Report of Independent Registered Accounting Firm.”
Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting as of December 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Clear Channel Outdoor Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Clear Channel Outdoor Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”) of the Company and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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
February 27, 2020

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
All other information required by this item is incorporated by reference to our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year ended December 31, 2019.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year ended December 31, 2019.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table summarizes information as of December 31, 2019 relating to our equity compensation plans pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights Column (A)	Weighted-Average exercise price of outstanding options, warrants and rights (1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity Compensation Plans approved by security holders(2)	11,800,805(3)	$5.38	18,411,313
Equity Compensation Plans not approved by security holders	—	—	—
Total	11,800,805	$5.38	18,411,313

(1)
The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs or PSUs, which have no exercise price.

(2)
Represents the 2005 Stock Incentive Plan and the 2012 Stock Incentive Plan. The 2005 Stock Incentive Plan automatically terminated (other than with respect to outstanding awards) upon stockholder approval of the 2012 Stock Incentive Plan at our Annual Meeting of Stockholders on May 18, 2012 and, as a result, there are no shares available for grant under the 2005 Stock Incentive Plan.

(3)
This number includes shares subject to outstanding awards granted, of which 4,872,438 shares are subject to outstanding options, 5,412,620 shares are subject are subject to outstanding time-based RSUs, and 1,515,747 shares are subject to performance awards, assuming the maximum level of performance is achieved. 2,946,459 shares subject to outstanding restricted stock awards have been excluded.

All other information required by this item is incorporated by reference to our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year ended December 31, 2019.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year ended December 31, 2019.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year ended December 31, 2019.
PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)1.  Financial Statements.
The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets as of December 31, 2019 and 2018.

•	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2019, 2018 and 2017.

•	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2019, 2018 and 2017.

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017.

•	Notes to Consolidated Financial Statements
(a)2. Financial Statement Schedule.
The following financial statement schedule for the years ended December 31, 2019, 2018 and 2017 and related report of independent auditors is filed as part of this report and should be read in conjunction with the consolidated financial statements.
Schedule II Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts

(In thousands)		Charges
	Balance at	to Costs,	Write-off		Balance
	Beginning	Expenses	of Accounts		at End of
Description	of period	and other	Receivable	Other(1)	Period
Year Ended December 31, 2017	$22,398	$6,740	$8,057	$1,406	$22,487
Year Ended December 31, 2018	$22,487	$7,387	$4,707	$(943)	$24,224
Year Ended December 31, 2019	$24,224	$6,223	$6,392	$(269)	$23,786

(1)	Primarily foreign currency adjustments and acquisition and/or divestiture activity.

Deferred Tax Asset Valuation Allowance

(In thousands)		Charges
	Balance at	to Costs,			Balance
	Beginning	Expenses			at end of
Description	of Period	and other(1)	Reversal(2)	Adjustments(3)	Period
Year Ended December 31, 2017	$136,039	$158,857	$(12,155)	$(8,522)	$274,219
Year Ended December 31, 2018	$274,219	$60,522	$(2,835)	$(15,224)	$316,682
Year Ended December 31, 2019	$316,682	$105,935	$(2,443)	$(127,235)	$292,939

(1)
During 2017, 2018 and 2019, the Company recorded valuation allowances on deferred tax assets attributable to net operating losses in certain foreign jurisdictions due to the uncertainty of the ability to utilize those losses in future periods. During 2019, the Company recorded $49.2 million in valuation allowance related to federal and state deferred tax assets and $56.8 million in valuation allowance on foreign deferred tax assets due to the uncertainty of the ability to utilize these assets in future periods.

(2)
During 2017, 2018 and 2019, the Company realized the tax benefits associated with certain foreign deferred tax assets, primarily related to foreign loss carryforwards, on which a valuation allowance was previously recorded.  The associated valuation allowance was reversed in the period in which, based on the weight of available evidence, it is more-likely-than-not that the deferred tax asset will be realized.

(3)
During 2017, 2018 and 2019, the Company adjusted certain valuation allowances as a result of changes in tax rates in certain jurisdictions as a result of the expiration of carryforward periods for net operating loss carryforwards, and as a result of foreign exchange rate movements. Also, in 2019 the Company recorded a reduction in valuation allowance totaling $124.6 million to adjust for the reduction in deferred tax assets attributed to federal NOL carryforwards and certain state NOL carryforwards at the time of separation from iHeartMedia.

(a)3. Exhibits

Exhibit Number	Description
2.1
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

4.4	Certificate of Designation of Series A Perpetual Preferred Stock (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on May 2, 2019).
4.5
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

4.6
Second Supplemental Indenture, dated as of August 23, 2019, by and among certain subsidiary guarantors and U.S. Bank National Association, as trustee with respect to the 9.25% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Clear Channel Outdoor Holdings, Inc. 10-Q filed on November 6, 2019).

4.7
Indenture with respect to 5.125% Senior Secured Notes due 2027, dated as of August 23, 2019, by and among Clear Channel Outdoor Holdings, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee and as collateral agent, governing the 5.125% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on August 23, 2019).

4.8	Form of 5.125% Senior Secured Notes due 2027 (incorporated by reference to Exhibit A to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on August 23, 2019).
4.9*	Description of Common Stock
10.1§
Clear Channel Outdoor Holdings, Inc. 2015 Executive Incentive Plan (Incorporated by reference to Exhibit A to the Clear Channel Outdoor Holdings, Inc. definitive proxy statement on Schedule 14A for its 2015 Annual Meeting of Stockholders filed March 31, 2015).

10.2§
Clear Channel Outdoor Holdings, Inc. 2015 Supplemental Incentive Plan (Incorporated by reference to Appendix B to the Clear Channel Outdoor Holdings, Inc. definitive proxy statement on Schedule 14A for its 2015 Annual Meeting of Stockholders filed March 31, 2015).

10.3§
Clear Channel Outdoor Holdings, Inc. 2005 Stock Incentive Plan, as amended and restated (the “CCOH Stock Incentive Plan”) (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on April 30, 2007).

10.4§
First Form of Option Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-130229) filed on December 9, 2005).

10.5§
Form of Option Agreement under the CCOH Stock Incentive Plan (approved February 21, 2011) (Incorporated by reference to Exhibit 10.33 to the iHeartMedia, Inc. Annual Report on Form 10-K for the year ended December 31, 2011).

10.6§
Form of Restricted Stock Award Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-130229) filed on December 9, 2005).

10.7§
Form of Restricted Stock Unit Award Agreement under the CCOH Stock Incentive Plan (Incorporated by reference to Exhibit 10.16 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

Exhibit Number	Description
10.8§
Clear Channel Outdoor Holdings, Inc. 2012 Stock Incentive Plan (the “CCOH 2012 Stock Incentive Plan”) (Incorporated by reference to Exhibit 99.1 to the Clear Channel Outdoor Holdings, Inc. Registration Statement on Form S-8 (File No. 333-181514) filed on May 18, 2012).

10.9§
Form of Option Agreement under the CCOH 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.10§
Form of Restricted Stock Award Agreement under the CCOH 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.26 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.11§
Form of Restricted Stock Unit Award Agreement under the CCOH 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.27 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2015).

10.12§
Clear Channel Outdoor Holdings, Inc. Amended and Restated 2006 Annual Incentive Plan (Incorporated by reference to Appendix B to the Clear Channel Outdoor Holdings, Inc. Definitive Proxy Statement on Schedule 14A for its 2012 Annual Meeting of Stockholders filed on April 9, 2012).

10.13§
Relocation Policy - Chief Executive Officer and Direct Reports (Guaranteed Purchase Offer) (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on October 21, 2010).

10.14§
Relocation Policy - Chief Executive Officer and Direct Reports (Buyer Value Option) (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on October 21, 2010).

10.15§	Relocation Policy - Function Head Direct Reports (Incorporated by reference to Exhibit 10.3 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on October 21, 2010).
10.16§
Form of Stock Option Agreement under the CCOH Stock Incentive Plan, dated September 17, 2009, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.34 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.17§
Form of Amended and Restated Stock Option Agreement under the CCOH Stock Incentive Plan, dated as of August 11, 2011, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on August 12, 2011).

10.18§
Form of Stock Option Agreement under the CCOH Stock Incentive Plan, dated December 13, 2010, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.35 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.19§
Form of Restricted Stock Unit Agreement under the CCOH Stock Incentive Plan, dated December 20, 2010, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.36 to the Clear Channel Outdoor Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 2010).

10.20§
Form of Restricted Stock Unit Agreement under the CCOH 2012 Stock Incentive Plan, dated July 26, 2012, between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K/A filed on July 27, 2012).

10.21§
Employment Agreement, effective as of March 3, 2015, between Scott Wells and Clear Channel Outdoor Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.22§
Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference to Appendix B to the Clear Channel Outdoor Holdings, Inc. definitive proxy statement on Schedule 14A for its 2017 Annual Meeting of Stockholders filed on April 19, 2017).

10.23§
Form of Restricted Stock Unit Award Agreement (Cliff Vesting) under the Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on July 5, 2017).

10.24§
Form of Restricted Stock Award Agreement (Cliff Vesting) under the Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on July 5, 2017).

10.25§
Employment Agreement, dated as of March 4, 2019, between Clear Channel Outdoor Holdings, Inc. and Christopher William Eccleshare (incorporated by reference to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on March 7, 2019).

10.26
Settlement and Separation Agreement, dated as of March 27, 2019, by and among Clear Channel Holdings, Inc., Clear Channel Outdoor Holdings, Inc., iHeartCommunications, Inc. and iHeartMedia, Inc. (incorporated by reference to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on March 28, 2019).

Exhibit Number	Description
10.27
Amendment, dated as of April 24, 2019, to the Settlement and Separation Agreement, dated as of March 27, 2019, by and among Clear Channel Holdings, Inc., Clear Channel Outdoor Holdings, Inc., iHeartCommunications, Inc. and iHeartMedia, Inc. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report on 10-Q of Clear Channel Outdoor Holdings, Inc. for the quarterly period ended March 31, 2019).

10.28
Transition Services Agreement, dated as of May 1, 2019, by and among iHeartMedia, Inc., iHeartMedia Management Services, Inc., iHeartCommunications, Inc. and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on May 2, 2019).

10.29
Tax Matters Agreement, dated as of May 1, 2019, by and among iHeartMedia, Inc., iHeartCommunications, Inc., iHeart Operations, Inc., Clear Channel Holdings, Inc., Clear Channel Outdoor Holdings, Inc., and Clear Channel Outdoor, LLC (incorporated by reference to Exhibit 10.2 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on May 2, 2019).

10.30
Series A Investor Rights Agreement, dated as of May 1, 2019, by and among Clear Channel Outdoor Holdings, Inc., Clear Channel Worldwide Holdings, Inc. and the purchaser listed therein (incorporated by reference to Exhibit 10.4 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on May 2, 2019).

10.31§
First Amendment to Employment Agreement, dated as of March 26, 2019, between Clear Channel Outdoor Holdings, Inc. and Scott Wells (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on April 5, 2019).

10.32§
Employment Agreement, dated as of May 1, 2019, by and between Clear Channel Outdoor Holdings, Inc. and Brian D. Coleman (incorporated by reference to Exhibit 10.5 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on May 2, 2019).

10.33§
Employment Agreement, dated as of May 1, 2019, by and between Clear Channel Outdoor Holdings, Inc. and Jason A. Dilger (incorporated by reference to Exhibit 10.6 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on May 2, 2019).

10.34*§	Employment Agreement, dated as of June 27, 2016, by and between Clear Channel Outdoor Holdings, Inc. and Lynn A. Feldman.
10.35§
First Amendment to Employment Agreement, dated as of May 1, 2019, by and between Clear Channel Outdoor Holdings, Inc. and Lynn A. Feldman (incorporated by reference to Exhibit 10.7 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on May 2, 2019).

10.36§
Second Amendment to Employment Agreement, dated as of February 4, 2020, by and between Clear Channel Outdoor Holdings, Inc. and Lynn A. Feldman (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on February 5, 2020.)

10.37
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to Clear Channel Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-228986) filed with the Securities and Exchange Commission on March 29, 2019).

10.38§
Stock Option Agreement under the Clear Channel Outdoor Holdings, Inc. 2012 Amended and Restated Stock Incentive Plan, by and between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on June 7, 2019).

10.39§	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Clear Channel Outdoor Holdings, Inc. filed on October 21, 2019).
10.40§	Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Clear Channel Outdoor Holdings, Inc. filed on October 21, 2019).
10.41§
Restricted Stock Unit Award Agreement under the Clear Channel Outdoor Holdings, Inc. Amended and Restated 2012 Amended and Restated Stock Incentive Plan, by and between C. William Eccleshare and Clear Channel Outdoor Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Clear Channel Outdoor Holdings, Inc. Current Report on Form 8-K filed on June 7, 2019).

10.42
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

10.43
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

Exhibit Number	Description
10.44
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

10.45
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
ITEM 16.  FORM 10-K SUMMARY
None
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2020.
CLEAR CHANNEL OUTDOOR HOLDINGS, INC.
By: /s/ C. William Eccleshare
C. William Eccleshare
Chief Executive Officer & Director

Power of Attorney
Each person whose signature appears below authorizes C. William Eccleshare, Brian Coleman and Jason Dilger, or any one of them, each of whom may act without joinder of the others, to execute in the name of each such person who is then an officer or director of the Registrant and to file any amendments to this Annual Report on Form 10-K necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ C. William Eccleshare C. William Eccleshare	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2020
/s/ Brian Coleman Brian Coleman	Chief Financial Officer (Principal Financial Officer)	February 27, 2020
/s/ Jason Dilger Jason Dilger	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2020
/s/ John Dionne John Dionne	Director	February 27, 2020
/s/ Lisa Hammitt Lisa Hammitt	Director	February 27, 2020
/s/ Andrew Hobson Andrew Hobson	Director	February 27, 2020
/s/ Thomas C. King Thomas C. King	Director	February 27, 2020
/s/ Joe Marchese Joe Marchese	Director	February 27, 2020
/s/ W. Benjamin Moreland W. Benjamin Moreland	Director	February 27, 2020
/s/ Mary Teresa Rainey Mary Teresa Rainey	Director	February 27, 2020
/s/ Jinhy Yoon Jinhy Yoon	Director	February 27, 2020