Form 10-Q
period 2020-03-31
Clear Channel Outdoor Holdings, Inc.
filed 2020-05-06
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2020
- - - - - - - - - - - - - - - - - - - - - - - - - -	- - - - - - - - - - - - - - - - - - - - - - - - - -
Common Stock, $0.01 par value per share	467,305,068

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2020	December 31, 2019
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$371,769	$398,858
Accounts receivable	523,937	733,471
Less: Allowance for credit losses	(17,647)	(23,786)
Accounts receivable, net	506,290	709,685
Prepaid expenses	60,714	60,593
Other current assets	31,860	32,755
Assets held for sale	678,944	—
Total Current Assets	1,649,577	1,201,891
PROPERTY, PLANT AND EQUIPMENT
Structures, net	726,984	953,545
Other property, plant and equipment, net	221,794	257,609
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived permits	843,849	965,863
Other intangible assets, net	308,175	326,665
Goodwill	698,022	704,158
OTHER ASSETS
Operating lease right-of-use assets	1,617,038	1,885,482
Other assets	58,971	98,075
Total Assets	$6,124,410	$6,393,288
CURRENT LIABILITIES
Accounts payable	$129,631	$94,588
Accrued expenses	328,326	503,939
Current operating lease liabilities	319,170	387,882
Deferred revenue	99,066	84,035
Accrued interest	31,471	89,786
Current portion of long-term debt	20,303	20,294
Liabilities held for sale	384,055	—
Total Current Liabilities	1,312,022	1,180,524
NON-CURRENT LIABILITIES
Long-term debt	5,210,627	5,063,724
Mandatorily-redeemable preferred stock	46,421	44,912
Non-current operating lease liabilities	1,316,735	1,559,743
Deferred tax liability	434,187	416,066
Other long-term liabilities	167,961	183,025
Total Liabilities	8,487,953	8,447,994

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ DEFICIT
Noncontrolling interest	138,755	152,814
Common stock, par value $0.01 per share: 2,350,000,000 shares authorized; 466,914,142 shares issued as of March 31, 2020; 466,744,939 shares issued as of December 31, 2019	4,669	4,667
Additional paid-in capital	3,493,369	3,489,593
Accumulated deficit	(5,634,283)	(5,349,611)
Accumulated other comprehensive loss	(363,722)	(349,552)
Treasury stock (506,250 shares held as of March 31, 2020; 504,650 shares held as of December 31, 2019)	(2,331)	(2,617)
Total Stockholders' Deficit	(2,363,543)	(2,054,706)
Total Liabilities and Stockholders' Deficit	$6,124,410	$6,393,288

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended
	March 31,
	2020	2019
Revenue	$550,809	$587,116
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	350,269	347,827
Selling, general and administrative expenses (excludes depreciation and amortization)	123,704	122,966
Corporate expenses (excludes depreciation and amortization)	36,338	28,614
Depreciation and amortization	75,753	75,076
Impairment charges	123,137	—
Other operating expense, net	(6,021)	(3,522)
Operating income (loss)	(164,413)	9,111
Interest expense, net	90,142	114,863
Loss on extinguishment of debt	—	(5,474)
Other expense, net	(18,889)	(565)
Loss before income taxes	(273,444)	(111,791)
Income tax expense	(15,779)	(57,763)
Consolidated net loss	(289,223)	(169,554)
Less amount attributable to noncontrolling interest	(11,732)	(5,387)
Net loss attributable to the Company	$(277,491)	$(164,167)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(16,421)	$2,549
Other comprehensive income (loss)	(16,421)	2,549
Comprehensive loss	(293,912)	(161,618)
Less amount attributable to noncontrolling interest	(2,251)	3,584
Comprehensive loss attributable to the Company	$(291,661)	$(165,202)

Net loss attributable to the Company per share of common stock	$(0.60)	$(0.45)

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

(In thousands, except share data)
	Three Months Ended March 31, 2020
	Common Shares Issued	Non-controlling Interest	Controlling Interest					Total
			Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at December 31, 2019	466,744,939	$152,814	$4,667	$3,489,593	$(5,349,611)	$(349,552)	$(2,617)	$(2,054,706)
Adoption of ASU 2016-13, Credit Losses		—	—	—	(7,181)	—	—	(7,181)
Net loss		(11,732)	—	—	(277,491)	—	—	(289,223)
Exercise of stock options and release of stock awards	169,203	—	2	38	—	—	286	326
Share-based compensation		42	—	3,735	—	—	—	3,777
Payments to noncontrolling interests		(118)	—	—	—	—	—	(118)
Other comprehensive loss		(2,251)	—	—	—	(14,170)	—	(16,421)
Other		—	—	3	—	—	—	3
Balances at March 31, 2020	466,914,142	$138,755	$4,669	$3,493,369	$(5,634,283)	$(363,722)	$(2,331)	$(2,363,543)

(In thousands, except share data)
	Three Months Ended March 31, 2019
	Pre-Separation		Non-controlling Interest	Controlling Interest					Total
	Class A Common Shares Issued	Class B Common Shares Issued		Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at December 31, 2018	51,559,633	315,000,000	$160,362	$3,666	$3,086,307	$(5,000,920)	$(344,489)	$(6,578)	$(2,101,652)
Adoption of ASC 842, Leases			—	—	—	14,613	—	—	14,613
Net loss			(5,387)	—	—	(164,167)	—	—	(169,554)
Exercise of stock options and release of stock awards	150,127		—	1	72	—	—	(9)	64
Share-based compensation			152	—	1,682	—	—	—	1,834
Payments to noncontrolling interests			(3,684)	—	—	—	—	—	(3,684)
Other comprehensive income (loss)			3,584	—	—	—	(1,035)	—	2,549
Balances at March 31, 2019	51,709,760	315,000,000	$155,027	$3,667	$3,088,061	$(5,150,474)	$(345,524)	$(6,587)	$(2,255,830)
See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Consolidated net loss	$(289,223)	$(169,554)
Reconciling items:
Depreciation and amortization	75,753	75,076
Impairment charges	123,137	—
Deferred taxes	17,743	(13,957)
Provision for doubtful accounts	3,735	1,846
Amortization of deferred financing charges and note discounts, net	2,531	2,636
Share-based compensation	3,777	1,834
Loss on extinguishment of debt	—	5,474
Loss on disposal of operating and other assets, net	5,461	3,409
Foreign exchange transaction loss (gain)	18,755	(564)
Other reconciling items, net	(1,824)	(1,441)
Changes in operating assets and liabilities:
Decrease in accounts receivable	75,232	69,249
Increase in prepaid expenses	(7,013)	(23,646)
Increase in other current assets	(6,164)	(2,612)
Increase (decrease) in accounts payable	39,458	(7,829)
Decrease in accrued expenses	(76,161)	(23,023)
Increase (decrease) in accrued interest	(56,881)	9,440
Increase in deferred revenue	9,574	18,321
Changes in other operating assets and liabilities, net	(36,511)	7,661
Net cash used for operating activities	(98,621)	(47,680)
Cash flows from investing activities:
Purchases of property, plant and equipment	(32,815)	(28,173)
Purchases of concession rights	(3,079)	—
Other investing activities, net	(50)	597
Net cash used for investing activities	(35,944)	(27,576)
Cash flows from financing activities:
Draws on credit facilities	150,000	—
Proceeds from long-term debt	—	2,235,000
Payments on long-term debt	(5,070)	(2,200,054)
Debt issuance costs	(534)	(26,752)
Net transfers from iHeartCommunications	—	52,156
Other financing activities, net	204	(10)
Net cash provided by financing activities	144,600	60,340
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8,691)	586
Net increase (decrease) in cash, cash equivalents and restricted cash	1,344	(14,330)
Cash, cash equivalents and restricted cash at beginning of period	417,075	202,869
Cash, cash equivalents and restricted cash at end of period	$418,419	$188,539
Supplemental Disclosures:
Cash paid for interest and dividends on mandatorily-redeemable preferred stock	$145,938	$102,551
Cash paid for income taxes, net of refunds	$8,257	$14,064
See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION
Preparation of Interim Financial Statements
The consolidated financial statements include the accounts of Clear Channel Outdoor Holdings, Inc. and its subsidiaries, as well as entities for which the Company has a controlling financial interest or is the primary beneficiary. All significant intercompany transactions have been eliminated in consolidation. All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.
The accompanying consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods may not be indicative of results for the full year. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2019 Annual Report on Form 10-K, filed on February 27, 2020.
Prior to the Company's separation from iHeartMedia, Inc. ("iHeartMedia") and iHeartCommunications, Inc. ("iHeartCommunications") on May 1, 2019 (the "Separation"), the historical financial statements of the Company consisted of the carve-out financial statements of the outdoor businesses of Clear Channel Holdings, Inc. ("CCH"), Clear Channel Outdoor Holdings, Inc. ("CCOH") and its subsidiaries (the "Outdoor Business") and gave effect to allocations of expenses from iHeartMedia to the Company. The carve-out financial statements excluded the portion of the radio businesses previously owned by CCH, which had historically been reported as part of iHeartMedia’s iHM segment prior to the Separation, and amounts attributable to CCH, which was a holding company prior to the Separation with no independent assets or operations. Upon the Separation and the transactions related thereto, the Company’s only assets, liabilities and operations were those of the Outdoor Business.
Certain prior period amounts have been reclassified to conform to the 2020 presentation.
The Company changed its presentation of segment information during the first quarter of 2020 to reflect changes in the way the business is managed and resources are allocated by the Company's chief operating decision maker ("CODM"). Effective January 1, 2020, there are two reportable business segments: Americas, which consists of operations primarily in the United States ("U.S."), and Europe, which consists of operations in Europe and Singapore. The Company's remaining operating segments in China and Latin America, which do not meet the quantitative thresholds to qualify as reportable segments, are disclosed as "Other." Accordingly, the Company has restated the segment disclosures for prior periods. Refer to Note 11 for additional details.
In March 2020, the World Health Organization categorized coronavirus disease 2019 ("COVID-19") as a pandemic. COVID-19 continues to spread throughout the U.S. and other countries across the world, and the duration and severity of its effects are currently unknown. The Company is implementing and evaluating actions to strengthen its financial position and support the continuity of its platform and operations.
The Company’s consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the periods presented. Such estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible assets; operating lease right-of-use assets and operating lease liabilities; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; the allowance for doubtful accounts; assessment of our lease and non-lease contract expenses; and measurement of compensation cost for bonus and other compensation plans. The Company's assessment of conditions and events, considered in the aggregate, indicate it will be able to meet its obligations as they become due within one year after the date of these financial statements. There continues to be a high level of uncertainty in estimating the expected economic and operational impacts relative to COVID-19 as it is an evolving situation. The estimates and assumptions used in the first quarter 2020 financial statements may change in future periods as the expected impacts from COVID-19 are revised, resulting in further potential impacts to the Company's financial statements.

New Accounting Pronouncements Recently Adopted
As of January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments, which changed the methodology used to recognize impairment of the Company’s accounts receivable. Under the ASU, financial assets are presented at the net amount expected to be collected, requiring immediate recognition of estimated credit losses expected to occur over the asset's remaining life. This is in contrast to previous GAAP, under which credit losses were not recognized until it was probable that a loss had been incurred. The Company adopted the ASU on a modified-retrospective basis through a cumulative-effect adjustment to retained earnings as of January 1, 2020, resulting in a decrease to equity of $7.2 million. This adjustment includes $5.4 million related to Clear Media Limited ("Clear Media"), an indirect, non-wholly owned subsidiary of the Company based in China, for which its assets are presented as held for sale as of March 31, 2020. The Company performed its expected credit loss calculation separately by segment based on historical accounts receivable write-offs.
New Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain existing exceptions to the general principles in Topic 740. The new guidance is effective for annual and interim periods beginning after December 2020, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
NOTE 2 – REVENUE
The Company generates revenue primarily from the sale of advertising space on printed and digital out-of-home advertising displays. Certain of these revenue transactions are considered leases for accounting purposes as the contracts convey to customers the right to control the use of the Company’s advertising displays for a period of time. The Company accounts for revenue from leases in accordance with the lease accounting guidance under Accounting Standards Codification ("ASC") Topic 842; all remaining revenue transactions are accounted for as revenue from contracts with customers under ASC Topic 606.
Disaggregation of Revenue
The following table shows revenue from contracts with customers, revenue from leases and total revenue, disaggregated by geographical region, for the three months ended March 31, 2020 and 2019:

(In thousands)	Revenue from contracts with customers	Revenue from leases	Total Revenue
Three Months Ended March 31, 2020
Americas	$163,278	$132,509	$295,787
Europe	187,190	24,500	211,690
Other(1)	39,276	4,056	43,332
Total	$389,744	$161,065	$550,809

Three Months Ended March 31, 2019
Americas	$132,327	$140,395	$272,722
Europe	203,861	40,034	243,895
Other(1)	64,220	6,279	70,499
Total	$400,408	$186,708	$587,116

(1)	Other includes the Company's businesses in China and Latin America.

Revenue from Contracts with Customers
The following tables show the Company’s beginning and ending accounts receivable and deferred revenue balances from contracts with customers:

	Three Months Ended March 31,
(In thousands)	2020	2019
Accounts receivable, net of allowance, from contracts with customers:
Beginning balance	$581,555	$367,918
Ending balance	$375,509	$418,916

Deferred revenue from contracts with customers:
Beginning balance	$52,589	$39,916
Ending balance	$57,022	$57,073

During the three months ended March 31, 2020 and 2019, respectively, the Company recognized $40.8 million and $28.4 million of revenue that was included in the deferred revenue from contracts with customers balance at the beginning of the quarter.
The Company’s contracts with customers generally have terms of one year or less; however, as of March 31, 2020, the Company expects to recognize $109.8 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration greater than one year, with the majority of this amount to be recognized over the next five years.
NOTE 3 – PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020	December 31, 2019
Structures	$2,294,357	$2,832,797
Furniture and other equipment	217,061	234,183
Land, buildings and improvements	149,384	149,889
Construction in progress	59,936	84,289
	2,720,738	3,301,158
Less: Accumulated depreciation	1,771,960	2,090,004
Property, plant and equipment, net	$948,778	$1,211,154

NOTE 4 – INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets as of March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived permits	$843,849	$—	$965,863	$—
Transit, street furniture and other outdoor contractual rights	434,171	(366,112)	535,912	(451,021)
Permanent easements	163,399	—	163,399	—
Trademarks	83,569	(7,981)	83,569	(5,898)
Other	5,179	(4,050)	5,352	(4,648)
Total intangible assets	$1,530,167	$(378,143)	$1,754,095	$(461,567)

During the first quarter of 2020, the Company tested its intangible assets for impairment due to the expected negative financial statement impacts from COVID-19, including a reduction in projected cash flows. The Company recognized impairment charges on its indefinite-lived permits of $123.1 million during the three months ended March 31, 2020 related to permits in multiple markets in its Americas segment where the fair value was lower than the carrying amount. The primary estimates and assumptions impacting the impairment were the aforementioned reductions in projected cash flows and an increased discount rate. As actual and future cash flows are revised, the Company's estimates and assumptions may change, and additional impairments may be recognized in future periods.
Goodwill
As described in Note 11, the Company changed its presentation of segment information as of January 1, 2020 to reflect changes in the way the business is managed and resources are allocated by the CODM. This resulted in a change to the Company's operating segments and certain reporting units. The Company tested goodwill for impairment for each reporting unit immediately before and after this change, and no impairment was identified.
Additionally, due to the expected negative financial statement impacts from COVID-19, the Company tested its goodwill for impairment as of March 31, 2020; however, this did not result in any goodwill impairment charges. As expectations and projections of the financial statement impacts of COVID-19 are revised, the Company's estimates and assumptions may change, and impairments may be recognized in future periods.
The following table presents changes in the goodwill balance for the Company's segments during the three months ended March 31, 2020:

(In thousands)	Americas	Europe	Other	Consolidated
December 31, 2019(1)	$507,819	$185,641	$10,698	$704,158
Foreign currency	—	(5,123)	(1,013)	(6,136)
Balance as of March 31, 2020	$507,819	$180,518	$9,685	$698,022

(1)	The balance at December 31, 2019 is net of cumulative impairments of $2.6 billion, $191.4 million and $80.7 million for Americas, Europe and Other, respectively.
NOTE 5 – LONG-TERM DEBT
Long-term debt outstanding as of March 31, 2020 and December 31, 2019 consisted of the following:

(In thousands)	March 31, 2020	December 31, 2019
Term Loan Facility(1)	$1,990,000	$1,995,000
Revolving Credit Facility(2)	150,000	—
Receivables-Based Credit Facility	—	—
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes Due 2027	1,250,000	1,250,000
Clear Channel Worldwide Holdings 9.25% Senior Notes Due 2024(3)	1,901,525	1,901,525
Other debt	4,091	4,161
Original issue discount	(9,250)	(9,561)
Long-term debt fees	(55,436)	(57,107)
Total debt	$5,230,930	$5,084,018
Less: Current portion	20,303	20,294
Total long-term debt	$5,210,627	$5,063,724

(1)
In March 2020, the Company paid $5.0 million of the outstanding principal on the term loan facility ("Term Loan Facility") in accordance with the terms of the senior secured credit agreement ("Senior Secured Credit Agreement") governing the senior secured credit facilities (the "Senior Secured Credit Facilities," which consist of the Term Loan Facility and the revolving credit facility (the "Revolving Credit Facility")).

(2)
On March 24 2020, the Company drew $150.0 million under its Revolving Credit Facility. Because the cash remained on the balance sheet as of March 31, 2020, the draw down did not have an impact on the first lien leverage ratio as of March 31, 2020, which is calculated on a net basis in accordance with the Senior Secured Credit Agreement. The Revolving Credit Facility matures on August 23, 2024.

(3)
On February 28, 2020, the Company and the guarantors under the Indenture (the "CCWH Senior Notes Indenture") governing the 9.25% Senior Notes due 2024 (the "CCWH Senior Notes") filed a registration statement with the SEC to register the offer to exchange the CCWH Senior Notes and the guarantees thereof for a like principal amount of CCWH Senior Notes and guarantees thereof that have been registered under the Securities Act, in accordance with the deadlines set forth in the Registration Rights Agreement. The registration statement, as amended on April 6, 2020, became effective on April 7, 2020.

The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $4.6 billion and $5.4 billion as of March 31, 2020 and December 31, 2019, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 1.
Letters of Credit, Surety Bonds and Guarantees
As of March 31, 2020, the Company had $20.2 million of letters of credit outstanding under its Revolving Credit Facility, resulting in $4.8 million of remaining excess availability. Additionally, the Company had $50.6 million of letters of credit outstanding under its receivables-based credit facility (the "Receivables-Based Credit Facility"), which had a borrowing base greater than its borrowing limit of $125.0 million, resulting in $74.4 million of excess availability. Access to availability under these credit facilities is limited by the covenants relating to incurrence of secured indebtedness in the CCWH Senior Notes Indenture. Additionally, as of March 31, 2020, the Company had $108.4 million and $28.4 million of surety bonds and bank guarantees outstanding, respectively, a portion of which was supported by $14.1 million of cash collateral. These letters of credit, surety bonds and bank guarantees relate to various operational matters, including insurance, bid, concession and performance bonds, as well as other items.
NOTE 6 – COMMITMENTS AND CONTINGENCIES
Legal Proceedings
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
China Investigation
Two former employees of Clear Media, an indirect, non-wholly-owned subsidiary of the Company whose ordinary shares are listed on the Hong Kong Stock Exchange, have been convicted in China of certain crimes, including the crime of misappropriation of funds, and sentenced to imprisonment. The Company is not aware of any litigation, claim or assessment pending against the Company in relation to this investigation. Based on information known to date, the Company believes any contingent liabilities arising from potential misconduct that has been or may be identified by the investigation in China are not material to the Company’s consolidated financial statements.
The Company advised both the SEC and the United States Department of Justice ("DOJ") of the investigation at Clear Media and is cooperating to provide documents, interviews and information to the agencies. Subsequent to the announcement that the Company was considering a strategic review of its stake in Clear Media, in March 2020, Clear Channel Outdoor Holdings received a subpoena from the staff of the SEC and a Grand Jury subpoena from the United States Attorney's Office for the Eastern District of New York, both in connection with the previously disclosed investigations. On March 30, 2020, the Company announced that it had entered into an agreement to sell its 50.91% stake in Clear Media to Ever Harmonic Global Limited ("Ever Harmonic") and tendered its shares to Ever Harmonic on April 28, 2020. Ever Harmonic is a special purpose vehicle wholly owned by a consortium of investors which includes the chief executive officer and an executive director of Clear Media. In connection with the sale of its shares in Clear Media, the Company entered into an Investigation and Litigation Support Agreement with Clear Media and Ever Harmonic that requires Clear Media, if requested by the SEC and/or DOJ, to use reasonable efforts to timely provide relevant factual information to the SEC and/or DOJ, among other obligations.
The Clear Media investigation could implicate the books and records, internal controls and anti-bribery provisions of the U.S. Foreign Corrupt Practices Act, which statute and regulations provide for potential monetary penalties as well as criminal and civil sanctions. It is possible that monetary penalties and other sanctions could be assessed on the Company in connection with this matter. The nature and amount of any monetary penalty or other sanctions cannot reasonably be estimated at this time and could be qualitatively or quantitatively material to the Company.

Italy Investigation
During the three months ended June 30, 2018, the Company identified misstatements associated with VAT obligations in its business in Italy, which resulted in an understatement of its VAT obligation. These misstatements resulted in an understatement of other long-term liabilities of $16.9 million as of December 31, 2017. The effect of these misstatements is reflected in the historical financial statements in the appropriate periods. Upon identification of these misstatements, the Company undertook certain procedures, including a forensic investigation. In addition, the Company voluntarily disclosed the matter and findings to the Italian tax authorities in order to commence a discussion on the appropriate calculation of the VAT position. The current expectation is that the Company may have to repay to the Italian tax authority a substantial portion of the VAT previously applied as a credit in relation to the transactions under investigation, amounting to approximately $20.4 million, including estimated possible penalties and interest. The Company made payments of $6.9 million and $1.2 million, net of VAT recoverable, during the fourth quarters of 2018 and 2019, respectively, and expects to pay the remainder during 2020. The ultimate amount to be paid and timing of payment may differ from the Company's estimates, and such differences may be material.
NOTE 7 — RELATED PARTY TRANSACTIONS
Prior to the Separation, under the Corporate Services Agreement between iHeartCommunications and the Company, iHeartCommunications provided management services to the Company. These services were charged to the Company based on actual direct costs incurred or allocated by iHeartCommunications based on headcount, revenue or other factors on a pro rata basis. For the three months ended March 31, 2019, the Company recorded $7.4 million as a component of corporate expenses for these services.
Upon consummation of the Separation, the Corporate Services Agreement was terminated, and iHeartMedia, iHeartMedia Management Services, Inc. (“iHM Management Services”), iHeartCommunications and the Company entered into a one-year transition services agreement (the “Transition Services Agreement”), under which iHM Management Service provides, or causes any member of the iHeart Group to provide, the Company with certain administrative and support services and other assistance. For the three months ended March 31, 2020, the Company recorded $1.7 million as a component of corporate expenses for fees under the Transition Services Agreement.
Additionally, in accordance with the Master Agreement with iHeartCommunications, the Company allows iHeartCommunications to use, without charge, Americas’ displays that the Company believes would otherwise be unsold. This arrangement will continue throughout the term of the Transition Services Agreement. The value of services provided under this arrangement was $2.4 million during each of the three months ended March 31, 2020 and 2019.
NOTE 8 – INCOME TAXES
Income Tax Expense
The Company’s income tax expense for the three months ended March 31, 2020 and 2019 consisted of the following components:

(In thousands)	Three Months Ended March 31,
	2020	2019
Current tax benefit (expense)	$1,964	$(71,720)
Deferred tax benefit (expense)	(17,743)	13,957
Income tax expense	$(15,779)	$(57,763)

The effective tax rates for the three months ended March 31, 2020 and 2019 were (5.8)% and (51.7)%, respectively.
The effective rate in 2020 was primarily impacted by the valuation allowance recorded against current period deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company’s ability to realize those assets in future periods. Additionally, the Company recorded deferred tax expense and an associated deferred tax liability of $44.8 million as a result of entering into an agreement to irrevocably tender to sell its 50.91% stake in Clear Media. As of March 31, 2020, the Company's financial reporting basis in its investment in Clear Media exceeds its tax basis. The deferred tax liability of $44.8 million recorded during the period represents the income tax obligation that is expected to arise in the U.S. and China upon the reversal of the outside basis difference in Clear Media through a sale.
On March 27, 2020, the Coronavirus Aid, Relief, and Economics Security Act (“CARES Act”) was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, relaxes the limitation for business interest deductions for 2019 and 2020 by allowing taxpayers to deduct interest up to the sum of 50% of adjusted taxable income (previously 30% of adjusted taxable income under the Tax Cuts and Jobs Act of 2017). Additionally, the CARES Act permits net operating loss carryovers to offset 100% of taxable income for taxable years beginning before 2021. As of March 31, 2020, the CARES Act did not have significant impact on the Company’s effective tax rate.

The effective rate for 2019 was primarily impacted by the valuation allowance recorded against deferred tax assets resulting from current period net operating losses in U.S. federal, state and certain foreign jurisdictions due to uncertainty regarding the Company's ability to realize those assets in future periods.
NOTE 9 – NET LOSS PER SHARE
The following table presents the computation of net loss per share for the three months ended March 31, 2020 and 2019:

(In thousands, except per share data)	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss attributable to the Company – common shares	$(277,491)	$(164,167)
Denominator:
Weighted average common shares outstanding – basic	463,465	362,039
Weighted average common shares outstanding – diluted	463,465	362,039
Net loss attributable to the Company per share of common stock:
Basic	$(0.60)	$(0.45)
Diluted	$(0.60)	$(0.45)

Outstanding equity awards with respect to 13.4 million shares and 8.2 million shares for the three months ended March 31, 2020 and 2019, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.
NOTE 10 — OTHER INFORMATION
Other Comprehensive Income (Loss)
There were no changes in deferred income tax liabilities resulting from adjustments to comprehensive loss during the three months ended March 31, 2020 or 2019.
Restricted Cash and Cash Held for Sale
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statement of Cash Flows:

(In thousands)	March 31, 2020	December 31, 2019
Cash and cash equivalents in the Balance Sheets	$371,769	$398,858
Cash and cash equivalents included in Assets held for sale	30,869	—
Restricted cash included in:
Other current assets	3,981	4,116
Assets held for sale	1,106	—
Other assets	10,694	14,101
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$418,419	$417,075

NOTE 11 – SEGMENT DATA
As described in Note 1, the Company changed its presentation of segment information during the first quarter of 2020 to reflect changes in the way the business is managed and resources are allocated by the Company's CODM. Effective January 1, 2020, the Company has two reportable segments – Americas and Europe. The Company's remaining operating segments in China and Latin America, which do not meet the quantitative thresholds to qualify as reportable segments, are disclosed as "Other." Each segment provides outdoor advertising services in its respective geographic region using various digital and traditional display types, consisting primarily of billboards, street furniture displays and transit displays.

Additionally, beginning in 2020, Segment Adjusted EBITDA is the profitability metric reported to the Company's CODM for purposes of making decisions about allocation of resources to, and assessing performance of, each reportable segment. Segment Adjusted EBITDA is calculated as revenue less direct operating expenses and selling, general and administrative expenses, excluding restructuring and other costs, which are defined as costs associated with cost-saving initiatives such as severance, consulting and termination costs and other special costs. Segment information for total assets is not presented as this information is not used by the Company's CODM in measuring segment performance or allocating resources between segments.
The following tables present the Company's reportable segment results for the three months ended March 31, 2020 and 2019. The Company has restated the segment information for prior periods to conform to the 2020 presentation.

(In thousands)	Three Months Ended March 31,
	2020	2019
Revenue
Americas	$295,787	$272,722
Europe	211,690	243,895
Other	43,332	70,499
Total	$550,809	$587,116

Capital Expenditures
Americas	$15,817	$11,408
Europe	10,095	11,934
Other	6,342	2,885
Corporate	3,640	1,946
Total	$35,894	$28,173

Segment Adjusted EBITDA
Americas	$107,958	$91,129
Europe	(14,111)	16,481
Other	(15,187)	11,220
Total	$78,660	$118,830

Reconciliation of Segment Adjusted EBITDA to Consolidated Net Loss Before Income Taxes
Segment Adjusted EBITDA	$78,660	$118,830
Less reconciling items:
Corporate expenses(1)	36,338	28,614
Depreciation and amortization	75,753	75,076
Impairment charges	123,137	—
Restructuring and other costs	1,824	2,507
Other operating expense, net	6,021	3,522
Interest expense, net	90,142	114,863
Other charges(2)	18,889	6,039
Consolidated net loss before income taxes	$(273,444)	$(111,791)

(1)
Corporate expenses include expenses related to infrastructure and support, including information technology, human resources, legal, finance and administrative functions of each of the Company’s reportable segments, as well as overall executive, administrative and support functions. Share-based payments are recorded in corporate expenses.

(2)	Other charges includes loss on extinguishment of debt and other expense, net.

NOTE 12 - HELD FOR SALE
On March 30, 2020, the Company entered into an agreement to sell its 50.91% stake in Clear Media, an indirect, non-wholly owned subsidiary of the Company based in China, to Ever Harmonic as part of a proposed voluntary conditional cash offer made by and on behalf of Ever Harmonic (such transaction, the "Clear Media Disposition"). On April 28, 2020, the Company tendered its shares representing its stake in Clear Media to Ever Harmonic for approximately $253 million, and following receipt of the tendered shares, Ever Harmonic declared its voluntary cash general offer unconditional in all respects. The Company expects to receive net cash proceeds of approximately $220 million in respect of the Clear Media Disposition in May 2020.
The net assets of Clear Media are presented as held for sale on the Company's Balance Sheet as of March 31, 2020 and are recorded at the lower of their carrying value or fair value less cost to sell. The major categories of assets and liabilities held for sale were:

(in thousands)	March 31, 2020
Assets classified as held for sale:
Cash and cash equivalents	$30,869
Accounts receivable, net	109,460
Property, plant and equipment, net	206,540
Intangible assets, net	15,363
Operating lease right-of-use assets	279,051
Other	37,661
Assets held for sale	$678,944

Liabilities classified as held for sale:
Accounts payable and accrued expenses	$73,933
Operating lease liabilities	309,161
Other	961
Liabilities held for sale	$384,055

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related notes contained in Item 1 of this Quarterly Report on Form 10-Q and the Company's 2019 Annual Report on Form 10-K. All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” and “our” refer to Clear Channel Outdoor Holdings, Inc. and its consolidated subsidiaries.
The MD&A is organized as follows:

•	Overview – Discussion of the nature, key developments and trends of our business in order to provide context for the remainder of the MD&A.

•	Results of Operations – An analysis of our financial results of operations at the consolidated and segment levels.

•	Liquidity and Capital Resources – Discussion of our cash flows, anticipated cash requirements, sources and uses of capital and liquidity, debt covenants and guarantor subsidiaries.

•
Critical Accounting Estimates – Discussion of accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our consolidated financial statements.

This discussion contains forward-looking statements that are subject to risks and uncertainties, and actual results may differ materially from those contained in any forward-looking statements. See “Cautionary Statement Concerning Forward-Looking Statements” contained at the end of this MD&A.

OVERVIEW
Format of Presentation
Prior to the Separation from iHeartMedia and iHeartCommunications on May 1, 2019, the historical financial statements of the Company consisted of the carve-out financial statements of the Outdoor Business of CCH and its subsidiaries and excluded the portion of the radio businesses that had historically been owned by CCH and reported as part of iHeartMedia’s iHM segment. CCH, which was a holding company prior to the Separation, had no independent assets or operations. Upon the Separation and the transactions related thereto, the Company’s only assets, liabilities and operations were those of the Outdoor Business.
Certain prior period amounts included herein have been reclassified to conform to the 2020 presentation.
Description of Our Business
We changed our presentation of segment information during the first quarter of 2020 to reflect changes in the way the business is managed and resources are allocated by the Company's CODM. Effective January 1, 2020, there are two reportable business segments: Americas, which consists of operations primarily in the U.S., and Europe, which consists of operations in Europe and Singapore. Our remaining operating segments are China and Latin America, which do not meet the quantitative thresholds to qualify as reportable segments and are disclosed as "Other." We have conformed the segment disclosures for prior periods in this MD&A and throughout this Quarterly Report on Form 10-Q to the 2020 presentation. Refer to Note 11 to our Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details regarding our segments.
Macroeconomic Indicators, Seasonality and Recent Developments
Advertising revenue for our segments is correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with GDP, both domestically and internationally. Additionally, our international results are impacted by the economic conditions in the foreign markets in which we have operations and fluctuations in foreign currency exchange rates.
The Company typically experiences its lowest financial performance in the first quarter of the calendar year, with our international businesses historically experiencing a loss from operations in that period. This is generally offset during the remainder of the year, as our international businesses typically experience their strongest performance in the second and fourth quarters of the calendar year.
COVID-19 Update
In the Company's 2019 Annual Report on Form 10-K, filed with the SEC on February 27, 2020, we disclosed that the outbreak of a new coronavirus, which was first reported in China in December 2019 and subsequently spread to a number of other countries, could have an adverse impact on our operations. Since this date, COVID-19 has spread to most countries around the globe. On March 11, 2020, the COVID-19 outbreak was characterized as a pandemic by the World Health Organization. The pandemic is still ongoing as of the filing date of this Quarterly Report on Form 10-Q. In an effort to slow the outbreak, governments around the world have placed significant restrictions on travel and closed businesses, resulting in unprecedented nationwide lock-downs. Our business, along with the global economy, has been adversely affected by these developments, which have resulted in a significant reduction in time spent out-of-home by consumers, reductions in consumer spending, large declines in GDP and volatile economic conditions, and business disruptions across markets globally.
Due to the timing and nature of the geographic spread of COVID-19, the adverse impacts to our results of operations for the three months ended March 31, 2020 were primarily limited to our operations in China and certain markets in Europe that experienced the most concentrated outbreaks during this time, intangible asset impairments and deferred taxes associated with valuation allowances. However, due to the continued global spread of COVID-19, including throughout the U.S., we anticipate significant adverse effects on our results of operations throughout our business during the second quarter. Specifically, shelter-in-place protocols have limited the behavior and movement of consumers and target audiences, making it difficult to predict and plan advertising campaigns, and we are experiencing a significant decline in near-term demand as more customers defer advertising buying decisions and reduce their marketing spend. Since the onset of the crisis in March, we have been experiencing a sharp decline in bookings, particularly in our European businesses. Further, as customers seek to conserve cash during the economic downturn, we are receiving an unprecedented level of requests to defer or cancel current contracts. We are closely monitoring the spread of COVID-19 and its impact on our global business, and we have taken and will continue to take steps to ensure the continuity of our platform and operations to serve our customers, as local conditions permit.

The extent to which COVID-19 will ultimately impact our results will depend on future developments, which are highly uncertain, but the curtailed customer demand we have experienced and are continuing to experience could materially adversely impact our business, results of operations and overall financial performance in future periods. To add to the uncertainty, it is unclear when an economic recovery could start and what a recovery will look like after this unprecedented shutdown of the economy. In light of the rapidly-evolving impact of the COVID-19 pandemic, the magnitude and duration of its impact on our results of operations and overall financial performance will not be known until future periods.
In light of these uncertainties, we are implementing specific actions to strengthen our financial position and support the continuity of our platform and operations, as further described under "Liquidity and Capital Resources" below. We believe that the combination of these initiatives and cash available to us will improve our liquidity position and provide us with additional flexibility during the economic downturn; however, given the quickly evolving economic environment, continuing downward pressure we are currently seeing in Europe and in the U.S., and the uncertainty around how long the economic downturn and its impact on our business will last, we are unable to accurately forecast future results. See "Risk Factors" in Item 1A of Part II of this Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business.
Executive Summary
The key developments in our business during the three months ended March 31, 2020 are summarized below:

•
Consolidated revenue decreased $36.3 million, or 6.2%, during the three months ended March 31, 2020 compared to the same period of 2019. Excluding the $8.8 million impact from movements in foreign exchange rates, consolidated revenue decreased $27.5 million, or 4.7%. Revenue decreases in our Europe and Other businesses, driven primarily by lower revenues in China and certain European markets affected by COVID-19, were partially offset by revenue growth in our Americas business.

•	On March 24, 2020, we made a cautionary draw of $150.0 million under our Revolving Credit Facility to enhance liquidity and preserve financial flexibility.

•
On March 30, 2020, we entered into an agreement to sell our 50.91% stake in Clear Media, our indirect, non-wholly owned subsidiary based in China, to Ever Harmonic as part of a proposed voluntary conditional cash offer made by and on behalf of Ever Harmonic. On April 28, 2020, we tendered our shares representing our stake in Clear Media to Ever Harmonic for approximately $253 million, and following receipt of the tendered shares, Ever Harmonic declared its voluntary cash general offer unconditional in all respects. We expect to receive net cash proceeds of $220 million in respect of the Clear Media Disposition in May, which we intend to use to improve our liquidity position and increase financial flexibility, subject to any limitations set forth in our debt agreements.

RESULTS OF OPERATIONS
The discussion of our results of operations is presented on both a consolidated and segment basis. Beginning in 2020, our operating segment profit measure is Segment Adjusted EBITDA, which is calculated as revenue less direct operating expenses and selling, general and administrative expenses, excluding restructuring and other costs, which are defined as costs associated with cost-saving initiatives such as severance, consulting and termination costs and other special costs. Corporate expenses, depreciation and amortization, other operating income and expense, all non-operating income and expenses, and income taxes are managed on a total company basis and are, therefore, included only in our discussion of consolidated results.
Revenue and expenses “excluding the impact of movements in foreign exchange rates” in this MD&A are presented because management believes that viewing certain financial results without the impact of fluctuations in foreign currency rates facilitates period-to-period comparisons of business performance and provides useful information to investors. Revenue and expenses “excluding the impact of movements in foreign exchange rates” are calculated by converting the current period’s revenue and expenses in local currency to U.S. dollars using average foreign exchange rates for the comparable period.
Due to seasonality, uncertainty surrounding COVID-19, and the sale of Clear Media, as previously described in the "Overview" discussion, the results for the interim period are not indicative of expected results for the full year.

Consolidated Results of Operations
The comparison of our historical results of operations for the three months ended March 31, 2020 to the three months ended March 31, 2019 is as follows:

(In thousands)	Three Months Ended March 31,		%
	2020	2019	Change
Revenue	$550,809	$587,116	(6.2)%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	350,269	347,827	0.7%
Selling, general and administrative expenses (excludes depreciation and amortization)	123,704	122,966	0.6%
Corporate expenses (excludes depreciation and amortization)	36,338	28,614	27.0%
Depreciation and amortization	75,753	75,076	0.9%
Impairment charges	123,137	—
Other operating expense, net	(6,021)	(3,522)	71.0%
Operating income (loss)	(164,413)	9,111
Interest expense, net	90,142	114,863
Loss on extinguishment of debt	—	(5,474)
Other expense, net	(18,889)	(565)
Loss before income taxes	(273,444)	(111,791)
Income tax expense	(15,779)	(57,763)
Consolidated net loss	(289,223)	(169,554)
Less amount attributable to noncontrolling interest	(11,732)	(5,387)
Net loss attributable to the Company	$(277,491)	$(164,167)
Consolidated Revenue
Consolidated revenue decreased $36.3 million, or 6.2%, during the three months ended March 31, 2020 compared to the same period of 2019. Excluding the $8.8 million impact of movements in foreign exchange rates, consolidated revenue decreased $27.5 million, or 4.7%. The decrease was driven by a revenue decline of 16.1% in our Europe and Other businesses, excluding the impact of movements in foreign exchange rates, largely resulting from adverse impacts of COVID-19 in China and certain European markets. This was partially offset by revenue growth of 8.5% in our Americas business, largely related to digital displays.
Consolidated Direct Operating Expenses
Consolidated direct operating expenses increased $2.4 million, or 0.7%, during the three months ended March 31, 2020 compared to the same period of 2019. Excluding the $7.2 million impact of movements in foreign exchange rates, consolidated direct operating expenses increased $9.6 million, or 2.8%. This was primarily driven by higher direct operating expenses in France and the U.K. and higher site lease expense in our Americas business, partially offset by lower direct operating expenses in Spain and Switzerland.
Restructuring and other costs included within consolidated direct operating expenses were $0.3 million and $0.2 million during the three months ended March 31, 2020 and 2019, respectively.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $0.7 million, or 0.6%, during the three months ended March 31, 2020 compared to the same period of 2019. Excluding the $2.5 million impact of movements in foreign exchange rates, consolidated SG&A expenses increased $3.3 million, or 2.7%. Increases in SG&A expenses in our Americas and Other businesses were partially offset by a slight decrease in SG&A expenses in our Europe business.
Restructuring and other costs included within consolidated SG&A expenses were $1.6 million and $2.3 million during the three months ended March 31, 2020 and 2019, respectively.

Corporate Expenses
Corporate expenses increased $7.7 million, or 27.0%, during the three months ended March 31, 2020 compared to the same period of 2019. Excluding the $0.3 million impact of movements in foreign exchange rates, corporate expenses increased $8.0 million, or 28.1%. This increase was largely driven by incremental stand-alone costs associated with the build-out of new corporate functions after the Separation, including consulting and professional fees, compensation for new employees and information technology costs. Also contributing to the increase in corporate expenses were severance costs associated with cost savings initiatives.
Restructuring and other costs included within corporate expenses were $5.2 million and $3.4 million during the three months ended March 31, 2020 and 2019, respectively.
Depreciation and Amortization
Depreciation and amortization increased $0.7 million, or 0.9%, during the three months ended March 31, 2020 compared to the same period of 2019. Excluding the $1.1 million impact of movements in foreign exchange rates, depreciation and amortization increased $1.8 million, or 2.3%. This increase is primarily due to amortization of the Clear Channel trademark, which the Company received from iHeartCommunications as part of the Separation.
Impairment Charges
During the three months ended March 31, 2020, we recognized impairment charges of $123.1 million on indefinite-lived permits in multiple markets of our Americas segment, driven by reductions in projected cash flows related to the expected negative financial statement impacts from COVID-19, as well as an increased discount rate. Refer to Note 4 to our Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a further description of the impairment charge. As expectations and projections of the financial statement impacts from COVID-19 are revised, our estimates and assumptions may change, and additional impairments may be recognized in future periods.
Interest Expense, Net
Interest expense, net, decreased $24.7 million during the three months ended March 31, 2020 compared to the same period of 2019. This decrease was driven by the lower rates of interest on the new debt from the August 2019 refinancing and the redemption of a portion of our CCWH Senior Notes in July 2019.
Loss on Extinguishment of Debt
During the three months ended March 31, 2019, we recognized a loss on extinguishment of debt of $5.5 million related to the refinancing of the 7.625% Series A and Series B Senior Subordinated Notes Due 2020. We did not extinguish any debt during the three months ended March 31, 2020.
 Other Expense, Net
Other expense, net, increased $18.3 million during the three months ended March 31, 2020 compared to the same period of 2019 primarily due to increases in net foreign exchange losses recognized in connection with intercompany notes denominated in foreign currencies.
Income Tax Expense
For periods prior to the Separation, our operations were included in a consolidated income tax return filed by iHeartMedia. For our financial statements, however, our provision for income taxes was computed as if we filed separate consolidated federal income tax returns with our subsidiaries for all periods.
The effective tax rates for the three months ended March 31, 2020 and 2019 were (5.8)% and (51.7)%, respectively.

•
The effective rate in 2020 was primarily impacted by the valuation allowance recorded against current period deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company’s ability to realize those assets in future periods. Additionally, the Company recorded deferred tax expense and an associated deferred tax liability of $44.8 million as a result of the Clear Media Disposition.

•
The effective rate for 2019 was primarily impacted by the valuation allowance recorded against deferred tax assets resulting from current period net operating losses in U.S. federal, state and certain foreign jurisdictions due to uncertainty regarding the Company's ability to realize those assets in future periods.

On March 27, 2020, the CARES Act was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, relaxes the limitation for business interest deductions for 2019 and 2020 by allowing taxpayers to deduct interest up to the sum of 50% of adjusted taxable income and permits net operating loss carryovers to offset 100% of taxable income for taxable years beginning before 2021. As of March 31, 2020, the CARES Act did not have significant impact on our effective tax rate.

Americas Results of Operations

(In thousands)	Three Months Ended March 31,		%
	2020	2019	Change
Revenue	$295,787	$272,722	8.5%
Direct operating expenses[1]	135,223	130,519	3.6%
SG&A expenses[1]	53,329	51,636	3.3%
Segment Adjusted EBITDA	107,958	91,129	18.5%

[1]	Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
Revenue increased $23.1 million, or 8.5%, during the three months ended March 31, 2020 compared to the same period of 2019. The largest driver was an increase in digital revenue from billboards and street furniture of $10.7 million, or 18.2%, which was driven by a combination of organic growth and the deployment of new digital displays. Increases in revenue from print billboards and digital airport displays of $7.8 million and $4.4 million, respectively, also contributed to the growth in revenue. Americas total digital revenue increased $16.6 million, or 20.2%, to $98.8 million for the three months ended March 31, 2020, including $69.9 million from billboards and street furniture. Revenue generated from national sales comprised 37.7% and 37.4% of total revenue for the three months ended March 31, 2020 and 2019, respectively, while the remainder of revenue was generated from local sales.
Direct operating expenses increased $4.7 million, or 3.6%, during the three months ended March 31, 2020 compared to the same period of 2019 primarily due to higher site lease expense related to higher revenue.
SG&A expenses increased $1.7 million, or 3.3%, during the three months ended March 31, 2020 compared to the same period of 2019 due to higher bad debt expense and employee sales commissions, partially offset by a lower bonus accrual.
Europe Results of Operations

(In thousands)	Three Months Ended March 31,		%
	2020	2019	Change
Revenue	$211,690	$243,895	(13.2)%
Direct operating expenses[1]	173,596	173,907	(0.2)%
SG&A expenses[1]	53,131	55,204	(3.8)%
Segment Adjusted EBITDA	(14,111)	16,481	(185.6)%

[1]	Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
Revenue decreased $32.2 million, or 13.2%, during the three months ended March 31, 2020 compared to the same period of 2019. Excluding the $6.3 million impact of movements in foreign exchange rates, revenue decreased $25.9 million, or 10.6%. Revenue in our Europe segment, particularly in France, Spain, Italy and Switzerland, was adversely affected by COVID-19 as governments locked down countries experiencing concentrated outbreaks of the virus, resulting in reduced customer demand and the loss of advertising campaigns. The non-renewal of certain contracts in Spain and Switzerland also contributed to the overall decrease in revenue, which was partially offset by a new contract in France and higher revenue from digital display expansion in the United Kingdom ("U.K."). Digital revenue increased $0.2 million, or 0.3%, to $64.2 million for the three months ended March 31, 2020. Excluding the $2.0 million impact of movements in foreign exchange rates, digital revenue increased $2.2 million, or 3.4%.
 Direct operating expenses decreased $0.3 million, or 0.2%, during the three months ended March 31, 2020 compared to the same period of 2019. Excluding the $5.0 million impact of movements in foreign exchange rates, direct operating expenses increased $4.7 million, or 2.7%. The largest drivers of this increase were higher fixed site lease expense related to the new contract in France and higher variable expenses in the U.K. resulting from higher revenue. These increases were partially offset by lower direct operating expenses in Spain and Switzerland related to the non-renewal of certain contracts.
SG&A expenses decreased $2.1 million, or 3.8% during the three months ended March 31, 2020 compared to the same period of 2019. Excluding the $1.6 million impact of movements in foreign exchange rates, SG&A expenses decreased $0.5 million, or 0.8%.

Other Results of Operations

(In thousands)	Three Months Ended March 31,		%
	2020	2019	Change
Revenue	$43,332	$70,499	(38.5)%
Direct operating expenses[1]	41,450	43,401	(4.5)%
SG&A expenses[1]	17,244	16,126	6.9%
Segment Adjusted EBITDA	(15,187)	11,220	(235.4)%

[1]	Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
Revenue decreased $27.2 million, or 38.5%, during the three months ended March 31, 2020 compared to the same period of 2019. Excluding the $2.5 million impact of movements in foreign exchange rates, revenue decreased $24.7 million, or 35.0%. Revenue, particularly in China, was adversely affected by COVID-19.
Direct operating expenses decreased $2.0 million, or 4.5%, during the three months ended March 31, 2020 compared to the same period of 2019. Excluding the $2.2 million impact of movements in foreign exchange rates, direct operating expenses increased $0.3 million, or 0.6%.
SG&A expenses increased $1.1 million, or 6.9%, during the three months ended March 31, 2020 compared to the same period of 2019. Excluding the $0.9 million impact of movements in foreign exchange rates, SG&A expenses increased $2.0 million, or 12.6%.
As described previously in the "Overview" section of this MD&A, on March 30, 2020 we entered into an agreement to sell our 50.91% stake in Clear Media, our Chinese subsidiary, and on April 28, 2020, we tendered our shares representing our stake in Clear Media to Ever Harmonic.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the three months ended March 31, 2020 and 2019:

(In thousands)	Three Months Ended March 31,
	2020	2019
Net cash provided by (used for):
Operating activities	$(98,621)	$(47,680)
Investing activities	$(35,944)	$(27,576)
Financing activities	$144,600	$60,340
 Operating Activities
Net cash used for operating activities was $98.6 million during the three months ended March 31, 2020 compared to $47.7 million of net cash used for operating activities during the three months ended March 31, 2019.

•
During the three months ended March 31, 2020, net loss as adjusted for non-cash and non-operating items, most notably impairment charges, depreciation and amortization, foreign exchange transaction loss and deferred taxes, resulted in $40.2 million of net cash outflows from operating activities. Additionally, changes in working capital balances resulted in $58.5 million of net cash outflows, primarily driven by the semi-annual interest payments on the CCWH Senior Notes and the 5.125% Senior Secured Notes due 2027 (the "CCOH Senior Secured Notes"), payment of the 2019 bonus to employees, and the timing of invoice payments. This was partially offset by a decrease in accounts receivable as collections in Europe exceeded sales, driven by a combination of normal seasonality of the business and the adverse impact of COVID-19.

•
During the three months ended March 31, 2019, net loss as adjusted for non-cash and non-operating items, most notably depreciation and amortization, resulted in $95.2 million of net cash outflows from operating activities. This was partially offset by changes in working capital balances, which resulted in $47.6 million of net cash inflows, driven primarily by the timing of payments.

Cash paid for interest increased $43.4 million, to $145.9 million during the three months ended March 31, 2020 compared to $102.6 million during the same period of 2019, primarily driven by a change in the timing of our interest payments on most of our outstanding debt from weekly payments prior to the Separation to semi-annual payments (in February and August) upon Separation.
Investing Activities
Net cash used for investing activities primarily reflects our capital expenditures as follows:

(In thousands)	Three Months Ended March 31,
	2020	2019
Americas(1)	$15,817	$11,408
Europe(2)	10,095	11,934
Other(3)	6,342	2,885
Corporate(4)	3,640	1,946
Total	$35,894	$28,173

(1)	Construction and sustaining activities for billboards and other out-of-home advertising displays, including digital boards

(2)	Construction and sustaining activities for our street furniture and other out-of-home advertising displays, including digital boards

(3)	Transit advertising structure additions and purchase of concession rights in China

(4)	Equipment and software purchases
Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2020 primarily reflected the cautionary draw of $150.0 million that we made under our Revolving Credit Facility to enhance liquidity and preserve financial flexibility during the economic downturn resulting from COVID-19, partially offset by a principal payment of $5.0 million on our Term Loan Facility in accordance with the terms of the Senior Secured Credit Agreement.
Net cash provided by financing activities during the three months ended March 31, 2019 reflected net transfers of $52.2 million in cash from iHeartCommunications and a net increase in cash of $8.2 million related to our February 2019 refinancing of the CCWH Subordinated Notes with the proceeds from the issuance of the CCWH Senior Notes.
Anticipated Cash Requirements
Trends and Uncertainties
Although our Americas segment continued to deliver strong growth during the first quarter of 2020, we began seeing weakness in certain European markets affected by COVID-19, and we expect to see increased adverse effects in revenues across our overall business during the second quarter. In light of the uncertainty presented by the unprecedented pandemic, future results are difficult to forecast.
We are implementing and evaluating additional actions to strengthen our financial position and support the continuity of our platform and operations. These initiatives include but are not limited to:

•	Negotiations with landlords to align fixed site lease expenses with revenue during the economic downturn;

•	Savings from lower variable compensation expense, temporary salary reductions, reduced hours for hourly employees, hiring freezes and furloughs;

•	Reducing discretionary expenses;

•	Deferring discretionary capital expenditures; and

•	Exploring options to defer our committed capital expenditures.

We believe the anticipated net proceeds from the Clear Media Disposition of approximately $220 million combined with our cash on hand, including the $150 million recently drawn from the Revolving Credit Facility, additional availability under our credit facilities and the initiatives that we are actively pursuing will enable us to meet our working capital, capital expenditure, debt service, preferred stock and other funding requirements for at least the next 12 months. However, our anticipated results are subject to significant uncertainty, and our ability to meet our funding requirements depends on the uncertainties related to the COVID-19 pandemic, our future operating performance, our cash flow from operations, and our ability to manage our liquidity and obtain supplemental liquidity, if necessary. Additional factors may emerge as a result of the COVID-19 pandemic that could cause our expectations to change. If we are unable to generate sufficient cash through our operations or obtain sources of supplemental liquidity, we could face substantial liquidity problems, which could have a material adverse effect on our financial condition and on our ability to meet our obligations. We may take further cost-cutting measures beyond those discussed above to generate short-term liquidity in the event of an unanticipated need for cash. In addition, we regularly consider, and enter into discussions with our lenders related to, potential financing alternatives, which may include supplemental liquidity through issuances of secured or unsecured debt, other capital raising transactions, or, given the current environment, a potential amendment to our debt agreements.
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
Sources of Capital and Liquidity
Our primary sources of liquidity are cash on hand, cash flow from operations, our Senior Secured Credit Facilities and our Receivables-Based Credit Facility. As of March 31, 2020, we had $371.8 million of cash on our balance sheet, including $68.8 million of cash held outside the U.S. by our subsidiaries (excludes cash held by Clear Media which is classified as held-for-sale at March 31, 2020). Additionally, we had excess availability of $74.4 million under our Receivables-Based Credit Facility and $4.8 million under our Revolving Credit Facility, subject to limitations in the CCWH Senior Notes Indenture.
We expect to receive net proceeds of approximately $220 million from the Clear Media Disposition in May 2020, which we intend to use to improve our liquidity position and increase financial flexibility, subject to any limitations set forth in our debt agreements.
Uses of Capital and Liquidity
Our primary uses of liquidity are for our working capital used to fund the operations of the business, capital expenditures, debt service, and dividend payments on outstanding shares of mandatorily-redeemable preferred stock (the "Preferred Stock").
The primary driver of our capital expenditure requirements is the construction of new advertising structures, including the deployment of digital displays in accordance with our long-term strategy to digitize our network as an alternative to traditional methods of displaying our clients' advertisements. As previously described, in light of the rapidly-evolving impact of COVID-19 and the uncertainty around the related economic downturn, we are actively identifying opportunities to significantly reduce annual capital expenditures, including largely deferring discretionary growth capital expenditures, deferring sustaining capital expenditures to the extent possible, and exploring deferral options with respect to committed capital expenditures.
A substantial amount of our cash requirements is for debt service obligations. During the three months ended March 31, 2020, we spent $145.9 million of cash to pay interest on our debt and made a $5.0 million principal payment on the Term Loan Facility. In April 2020, we elected to change the payment terms for interest on our Senior Secured Credit Facilities from monthly to every three months. As such, we anticipate having approximately $174.5 million of cash interest payment obligations and making $15.0 million of additional principal payments on the Term Loan Facility during the remainder 2020, and we anticipate having approximately $331.8 million of cash interest payment obligations in 2021. Our next material debt maturity is in 2024 when $1.9 billion of CCWH Senior Notes and $150.0 million outstanding under the Revolving Credit Facility are due. Refer to Note 5 to our Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a detail of our debt outstanding as of March 31, 2020.
Dividends on our Preferred Stock accrue daily at a rate based on the then-current liquidation preference and are payable quarterly in cash or added to the liquidation preference. In accordance with our current strategy of increasing liquidity during the economic downturn, dividends accrued on the Preferred Stock during the first quarter of 2020 were added to the liquidation preference rather than being declared and paid in cash, resulting in a liquidation preference of approximately $47.6 million as of March 31, 2020.

We also have future cash obligations under various types of contracts, including non-cancelable operating leases and other non-cancelable contracts. As previously described, we are continuing discussions with landlords to align fixed site lease expenses with revenue during the economic downturn, and we have begun to see some success in this effort in both the U.S. and Europe.
Debt Covenants
The Senior Secured Credit Agreement contains a springing financial covenant, applicable solely to the Revolving Credit Facility if the balance of the Revolving Credit Facility is greater than $0 and undrawn letters of credit exceed $10 million, that requires compliance with a first lien net leverage ratio of 7.60 to 1.00, with a stepdown to 7.10 to 1.00 commencing with the last day of the fiscal quarter ending June 30, 2021. Our first lien leverage ratio, which is calculated by dividing first lien debt by EBITDA (as defined by the Senior Secured Credit Agreement) for the preceding four quarters, was 5.37 to 1.00 as of March 31, 2020.
First lien debt and EBITDA (as defined in the Senior Secured Credit Agreement) are presented herein because they are material components of the first lien net leverage ratio contained in the Senior Secured Credit Agreement. Our inability to comply with the first lien leverage ratio would be a default under the Senior Secured Credit Agreement and could lead to a renegotiation of the Senior Secured Credit Agreement or a termination of the Senior Secured Credit Agreement and any outstanding debt thereunder becoming due prior to scheduled maturity.
The following table presents a calculation of our first lien debt for the four quarters ended March 31, 2020:

Four Quarters Ended
(In millions)	March 31, 2020
Term Loan Facility	$1,990.0
Revolving Credit Facility	150.0
Clear Channel Outdoor Holdings 5.125% Senior Notes Due 2027	1,250.0
Other debt	4.1
Less: Cash and cash equivalents(1)	(402.6)
First lien debt(2)	$2,991.5

(1)
Includes cash and cash equivalents of Clear Media, which are held for sale on the Consolidated Balance Sheet at March 31, 2020. Refer to Note 12 in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details.

(2)	Due to rounding, the total may not equal the sum of the line items in the table above.
As required by the definition of EBITDA in the Senior Secured Credit Agreement, our EBITDA (as defined in the Senior Secured Credit Agreement) for the preceding four quarters of $557.2 million is calculated as operating income (loss) before depreciation and amortization, impairment charges and share-based compensation, further adjusted for the following: (i) interest income; (ii) charges, expenses or reserves in respect of any restructuring, relocation, redundancy or severance expense or one-time compensation charges; (iii) certain adjustments for pro forma "run rate" cost savings, operating expense reductions and other synergies related to acquisitions, dispositions and other specified transactions or related to restructuring initiatives, cost savings initiatives, entry into new contracts or other initiatives; and (iv) various other items.

The following table reflects a reconciliation of EBITDA (as defined by the Senior Secured Credit Agreement) to operating income and net cash provided by operating activities for the four quarters ended March 31, 2020:

Four Quarters Ended
(In millions)	March 31, 2020
EBITDA (as defined by the Senior Secured Credit Agreement)	$557.2
Less adjustments to EBITDA (as defined by the Senior Secured Credit Agreement):
Charges, expenses or reserves in respect of any restructuring, relocation, redundancy or severance expense or one-time compensation charges	(14.1)
Other items	(1.2)
Less: Depreciation and amortization, Impairment charges, Share-based compensation and Interest income	(462.6)
Operating income(1)	79.4
Plus: Depreciation and amortization, Impairment charges, Loss (gain) on disposal of operating and other assets, net and Share-based compensation	456.3
Less: Interest expense, net	(394.8)
Plus: Current income tax benefit	25.5
Less: Other expense, net	(33.7)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net, Foreign exchange transaction loss and Other reconciling items, net)	34.1
Change in operating assets and liabilities, net	(3.3)
Net cash provided by operating activities(1)	$163.6

(1)	Due to rounding, the total may not equal the sum of the line items in the table above.
In addition, each of our debt agreements includes negative covenants that, subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries to, among other things, incur or guarantee additional indebtedness or issue certain preferred stock; incur certain liens; engage in mergers, consolidations, liquidations and dissolutions; sell certain assets, including capital stock of our subsidiaries; pay dividends and distributions or repurchase capital stock; make certain investments, loans, or advances; redeem, purchase or retire subordinated debt; engage in certain transactions with affiliates; enter into agreements which limit our ability and the ability of our restricted subsidiaries to incur restrictions on the ability to make distributions; and amend or waive organizational documents.
As of March 31, 2020, we were in compliance with the covenants contained in our financing agreements. The springing financial covenant is expected to increase during the second quarter of 2020 due to the impacts of COVID-19 and the exclusion of results from Clear Media. Consequently, the Company is actively considering options with respect to additional liquidity measures and/or covenant flexibility.
Guarantor Subsidiaries
The Company and certain of the Company’s direct and indirect wholly-owned domestic subsidiaries (the “Obligor Group") fully and unconditionally guarantee, on a joint and several basis, the CCWH Senior Notes. On February 28, 2020, the Company and the guarantors under the CCWH Senior Notes Indenture filed a registration statement with the SEC to register the offer to exchange the CCWH Senior Notes and the guarantees thereof for a like principal amount of CCWH Senior Notes and guarantees thereof that have been registered under the Securities Act, in accordance with the deadlines set forth in the Registration Rights Agreement. The registration statement, as amended on April 6, 2020, became effective on April 7, 2020.
In our Annual Report on Form 10-K for the year ended December 31, 2019, we included certain consolidating information with respect to the Company, Clear Channel Worldwide Holdings, Inc. (“CCWH”) and our wholly-owned subsidiaries that guarantee the CCWH Senior Notes in the notes to our audited consolidated financial statements pursuant to Rule 3-10 of Regulation S-X. In March 2020, the SEC adopted amendments to Rule 3-10 of Regulation S-X to simplify the financial disclosure requirements for guarantors and issuers of guaranteed registered securities. The amendments will be effective January 4, 2021, but voluntary compliance with the amendments in advance of January 4, 2021 is permitted. As a result of these amendments, starting with this Quarterly Report on Form 10-Q, we will no longer include consolidating financial information in the notes to our consolidated financial statements, and we will instead include certain summary financial information in accordance with Rule 13-01 of Regulation S-X.

The following summary financial information of the Obligor Group, which includes the parent guarantor, the issuer and the subsidiary guarantors, is provided in conformity with the SEC’s Regulation S-X Rule 13-01:

(In thousands)	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Results of Operations Data:
Revenue	$293,728	$1,263,657
Operating income (loss)	(84,314)	239,307
Net loss attributable to the Obligor Group	(175,126)	(292,916)

	As of	As of
(In thousands)	March 31, 2020	December 31, 2019
Select Asset and Liability Data:
Cash and cash equivalents	$302,990	$287,773
Other current assets	271,356	265,368
Property, plant and equipment, net	646,888	669,402
Notes receivable from related-party non-guarantors	304,333	306,679
Other assets(1)	2,688,571	2,794,351
Current liabilities (excluding current portion of long-term debt)	313,657	397,107
Long-term debt (including current portion of long-term debt)	5,230,902	5,083,988
Mandatorily-redeemable preferred stock	46,421	44,912
Notes payable to related-party non-guarantors	78,821	80,146
Other non-current liabilities	1,420,714	1,422,997
(1) Investments in non-guarantor subsidiaries have been excluded from the presentation of Other assets.
As of March 31, 2020, CCWH had $1,901.5 million of CCWH Senior Notes outstanding. The CCWH Senior Notes are guaranteed, jointly and severally, irrevocably and unconditionally, on an unsecured senior basis, by the Company and certain of the Company’s existing and future subsidiaries (the “Guarantors”). Not all of the Company’s subsidiaries guarantee the CCWH Senior Notes. The Company’s subsidiaries that do not guarantee the CCWH Senior Notes (the “Non-Guarantor Subsidiaries”) include all foreign subsidiaries of the Company, all non-wholly-owned subsidiaries of the Company, certain domestic subsidiaries and all immaterial subsidiaries. The CCWH Senior Notes are structurally subordinated to all existing and future obligations of the Non-Guarantor Subsidiaries, and the claims of creditors of the Non-Guarantor Subsidiaries, including trade creditors, will have priority as to the assets of these subsidiaries. In the event of a bankruptcy, liquidation or reorganization of any of the Non-Guarantor Subsidiaries, holders of their indebtedness and their trade and other creditors will generally be entitled to payment of their claims from the assets of those subsidiaries before any assets are made available for distribution to CCWH and, in turn, to its creditors.
In addition, as of March 31, 2020, CCWH guaranteed $1,250.0 million principal amount of CCOH Senior Secured Notes, $1,990.0 million of borrowings under the Term Loan Facility, $150.0 million of borrowings and $20.2 million of letters of credit under the Revolving Credit Facility, and $50.6 million of letters of credit under the Receivables-Based Credit Facility. All of the subsidiaries of CCOH that guarantee the CCWH Senior Notes are guarantors of this secured indebtedness. The CCWH Senior Notes are effectively subordinated to, and the guarantee of each Guarantor of the CCWH Senior Notes is effectively subordinated to, the CCOH Senior Secured Notes, the Term Loan Facility, the Revolving Credit Facility and the Receivables-Based Credit Facility, to the extent of the value of the assets securing such indebtedness.
The obligations of each Guarantor under its guarantee are limited as necessary to prevent such guarantee from constituting a fraudulent conveyance under applicable law. If a guarantee were to be rendered voidable, it could be subordinated by a court to all other indebtedness (including guarantees and other contingent liabilities) of the Guarantor, and, depending on the amount of such indebtedness, a Guarantor’s liability on its guarantee could be reduced to zero. Each guarantee by a Guarantor provides by its terms that it shall be automatically and unconditionally released and discharged upon: (1) any sale, exchange or transfer (by merger or otherwise) of the Guarantor in a manner in compliance with the applicable provisions of the CCWH Senior Notes Indenture; (2) the designation of any restricted subsidiary that is a Guarantor as an unrestricted subsidiary; (3) CCWH’s exercising legal defeasance or covenant defeasance in accordance with the relevant provisions of the CCWH Senior Notes Indenture, or (4) a Guarantor ceasing to be a restricted subsidiary as a result of a transaction or designation permitted under the CCWH Senior Notes Indenture.

CCWH is a holding company with no significant operations or material assets other than the direct and indirect equity interests in its subsidiaries. CCWH derives all of its operating income from its subsidiaries. As a result, its cash flow and the ability to service its indebtedness, including the CCWH Senior Notes, depends on the performance of its subsidiaries and the ability of those entities to distribute funds to it.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of these evaluations form the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenue and expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such difference could be material. Management believes that certain accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. These critical accounting estimates, management's judgments and assumptions, and the effect if actual results differ from these assumptions are described under Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Annual Report on Form 10-K.
In March 2020, COVID-19 was categorized as a pandemic by the World Health Organization. While the duration and severity of the effects of COVID-19 are currently unknown, we anticipate significant adverse effects on our results of operations throughout our business as more customers defer advertising buying decisions and reduce marketing spend. As such, we have updated certain of our estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period, as described below. There continues to be a high level of uncertainty in estimating our expected economic and operational impacts relative to COVID-19 as it is an evolving situation. As expected impacts from COVID-19 are revised, our estimates and assumptions may change, and we may experience further potential impacts to our financial statements in future periods.
Impairment Tests
Indefinite-lived Intangible Assets
Indefinite-lived intangible assets, such as our billboard permits, are reviewed at least annually for possible impairment and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable using the direct valuation method as prescribed in ASC 805-20-S99. Under the direct valuation method, the estimated fair value of the indefinite-lived intangible assets is calculated at the market level as prescribed by ASC 350-30-35, and it is assumed that rather than acquiring indefinite-lived intangible assets as a part of a going concern business, the buyer hypothetically develops indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase that are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flow model to calculate the value that is directly attributable to the indefinite-lived intangible assets. Our key assumptions using the direct valuation method are market revenue growth rates, market share, profit margin, duration and profile of the build-up period, estimated start-up capital costs and losses incurred during the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry-normalized information representing an average asset within a market.
In light of the expected impacts from COVID-19, we tested our intangible assets for impairment during the first quarter of 2020, resulting in an impairment charge of $123.1 million related to permits in multiple markets in our Americas segment, primarily driven by reductions in projected cash flows and an increased discount rate. In determining the fair value of our billboard permits, the following key assumptions were used:

•
Industry revenue growth forecasts used for the initial four-year period, which varied by market, included an average growth of 2.4% over the next two years, factoring in the impacts related to the COVID-19 pandemic, and between 2.9% and 3.0% during the remaining two years;

•	Revenue growth beyond the initial four-year period was assumed to be 3.0%;

•	Revenue was grown over a build-up period, reaching maturity by the second year;

•	Operating margins gradually climb to the industry average margin (as high as 53.3%, depending on market size) by the third year; and

•	Discount rate was assumed to be 10.0%.

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

(In thousands)	Revenue growth rate	Profit margin	Discount rate
Decrease in fair value of:	(100 basis point decrease)	(100 basis point decrease)	(100 basis point increase)
Billboard permits	$(523,700)	$(119,100)	$(504,000)
The estimated fair value of our billboard permits at March 31, 2020 was $1.9 billion while the carrying value was $0.8 billion after recording an impairment of $0.1 billion during the first quarter of 2020.
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
As previously described, we changed our presentation of segment information as of January 1, 2020 to reflect changes in the way the business is managed and resources are allocated by the CODM. This resulted in a change to our operating segments and certain reporting units. Corresponding with the change in our reporting units, we tested goodwill for impairment immediately before and after the change utilizing a discount rate of approximately 8.5% to 10.0% for each of our reporting units and an estimated perpetual growth rate of 3.0%. This testing did not identify impairment. Additionally, due to the expected impacts from COVID-19, we tested our goodwill for impairment as of March 31, 2020 in accordance with ASC 350-20-35; however, this did not result in any impairment of goodwill during the three months ended March 31, 2020. In determining the fair value of our reporting units, we used the following assumptions:

•
Expected cash flows underlying our business plans for the periods 2020 through 2024, which are based on detailed, multi-year forecasts performed by each of our operating segments and reflect the advertising outlook across our businesses;

•	Cash flows beyond 2024 are projected to grow at a perpetual growth rate, which we estimated at 3.0%; and

•	In order to risk-adjust the cash flow projections in determining fair value, we utilized a discount rate of approximately 9.5% to 11.0% for each of our reporting units.
Based on our annual assessment using the assumptions described above, a hypothetical 10% reduction in the estimated fair value in each of our reporting units would not result in a material impairment condition.
While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the estimated fair value of our reporting units, it is possible a material change could occur. If future results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future. The following table shows the decrease in the fair value of each of our reporting units with goodwill that would result from decreases of 100 basis points in our discrete and terminal period revenue growth rate and profit margin assumptions and an increase of 100 basis points in our discount rate assumption:

(In thousands)	Revenue growth rate	Profit margin	Discount rate
Decrease in fair value of reporting unit:	(100 basis point decrease)	(100 basis point decrease)	(100 basis point increase)
Americas	$(410,000)	$(120,000)	$(400,000)
Europe	$(116,000)	$(135,000)	$(105,000)
Latin America	$(14,000)	$(5,000)	$(15,000)
NEW ACCOUNTING PRONOUNCEMENTS
For a description of the expected impact of newly issued but not yet adopted accounting pronouncements on our financial position and results of operations, refer to Note 1 to our Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Cautionary Statement Concerning Forward-Looking Statements
This report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, our ability to comply with the covenants in the agreements governing our indebtedness and the availability of capital and the terms thereof. Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a safe harbor for forward-looking statements made by us or on our behalf. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables that could impact our future performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements. We do not intend, nor do we undertake any duty, to update any forward-looking statements.
A wide range of factors could materially affect future developments and performance, including, but not limited to:

•	the magnitude of the impact of the COVID-19 pandemic on our operations and on general economic conditions;

•	risks associated with weak or uncertain global economic conditions and their impact on the level of expenditures on advertising;

•	our ability to service our debt obligations and to fund our operations and capital expenditures;

•	industry conditions, including competition;

•	our ability to obtain key municipal concessions for our street furniture and transit products;

•	fluctuations in operating costs;

•	technological changes and innovations;

•	shifts in population and other demographics;

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

•
our ability to regain compliance with the continued listing criteria of the New York Stock Exchange ("NYSE") and continue to comply with other applicable listing standards within the available cure period; and

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
Foreign Currency Exchange Rate Risk
We have operations in countries throughout the world, and foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Changes in economic or political conditions in any of the foreign countries in which we operate, including Brexit, could result in exchange rate movement, new currency or exchange controls or other currency restrictions being imposed.
Our foreign operations reported a net loss of $114.5 million for the three months ended March 31, 2020. We estimate that a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net loss for the three months ended March 31, 2020 by $11.5 million, and a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have increased our net loss for the three months ended March 31, 2020 by a corresponding amount. This analysis does not consider the implications that such currency fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.
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
ITEM 4.  CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 at the reasonable assurance level.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
We currently are involved in certain legal proceedings arising in the ordinary course of business, with a large portion of our litigation arising in the following contexts: commercial disputes, employment and benefits related claims, land use and zoning, governmental fines, intellectual property claims, and tax disputes. We are not aware of any other material pending legal proceedings by or against us.
China Investigation
Two former employees of Clear Media have been convicted in China of certain crimes, including the crime of misappropriation of funds, and sentenced to imprisonment. We are not aware of any litigation, claim or assessment pending against us in relation to this investigation. We advised both the SEC and the DOJ of this investigation and are cooperating to provide documents, interviews and information to the agencies. Subsequent to the announcement that we were considering a strategic review of our stake in Clear Media, in March 2020, we received a subpoena from the staff of the SEC and a Grand Jury subpoena from the United States Attorney's Office for the Eastern District of New York, both in connection with the previously disclosed investigation. For additional information related to the China investigation, refer to Note 6 to our Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q.
ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors disclosed under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, except that the risk factor set forth under “The coronavirus outbreak could impact our operations” in the Form 10-K is updated and replaced with the risk factor set forth below under “The COVID-19 pandemic has negatively affected and will likely continue to negatively affect our business, operating results, financial condition and prospects,” and the risk factor set forth below under “If we cannot meet the continued listing requirements of the New York Stock Exchange (“NYSE”), the NYSE may delist our common stock, which would have an adverse impact on the trading, liquidity and market price of our common stock” is added.
The COVID-19 pandemic has negatively affected and will likely continue to negatively affect our business, operating results, financial condition and prospects.
On March 11, 2020, the COVID-19 outbreak was characterized as a pandemic by the World Health Organization. In response to the pandemic, governments around the world have implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders and shutdowns. These measures have impacted and may further impact all or portions of our workforce and operations, the behavior of our advertising customers and of consumers, and the operations of our suppliers. Our business, along with the global economy, has been adversely affected by these measures, which have resulted in a significant reductions in advertising spending, volatile economic conditions and business disruptions across markets globally.
Due to the timing and nature of the geographic spread of COVID-19, the adverse impacts to our results of operations for the three months ended March 31, 2020 were primarily limited to our operations in China and certain markets in Europe that experienced the most concentrated outbreaks during this time. However, due to the continued global spread of COVID-19, including throughout the U.S., we anticipate significant adverse effects on our results of operations throughout our business during the second quarter as more customers defer buying decisions and reduce marketing spend. The COVID-19 pandemic has caused a significant reduction in time spent out-of-home as a result of shelter in place orders, a reduction in time spent in airports as a result of travel restrictions and a general decrease in consumer spending. The COVID-19 pandemic has caused an economic slowdown, and it is possible that it could cause a global recession. Expenditures by advertisers tend to be cyclical, reflecting economic conditions and budgeting and buying patterns. Economic slowdown, a recession or economic uncertainty as a result of the COVID-19 outbreak is likely to negatively affect our advertising customers. The extent to which COVID-19 will ultimately impact our results will depend on future developments, which are highly uncertain, but we have experienced and are continuing to experience reduced advertising spending, which could materially adversely impact our business, results of operations and overall financial performance in future periods.
In recent weeks, the COVID-19 pandemic has also significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets, which can increase the cost of capital and adversely impact access to capital.

Our senior credit agreement includes a springing financial covenant that requires us to maintain a first lien net leverage ratio under certain circumstances. Our ability to remain in compliance with this financial covenant depends in part on the extent to which the COVID-19 pandemic continues to impact advertising spending in future periods and our ability to reduce costs during the crisis. Should circumstances arise where we will not be in compliance with our covenants during any quarterly reporting period, we may have to seek a waiver, or alternatively an amendment, from our lenders or take other measures in order to comply with the covenants. Obtaining a waiver or an amendment is not within our control, and if unsuccessful, the lenders may exercise the rights available to them under the applicable financing agreements.
These and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks described in the “Risk Factors” section in our Annual Report on Form 10-K for the Year Ended December 31, 2019. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, the ultimate geographic spread of the coronavirus, the duration of the outbreak, travel restrictions, business closures or business disruption, a reduction in time spent out of home and the actions taken throughout the world, including in our markets, to contain the coronavirus or treat its impact. The severity, magnitude and duration of the COVID-19 pandemic is uncertain, rapidly changing and hard to predict and depends on events beyond our knowledge or control. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. As a result, we cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, results of operations, financial condition and cash flows.
If we cannot meet the continued listing requirements of the New York Stock Exchange (“NYSE”), the NYSE may delist our common stock, which would have an adverse impact on the trading, liquidity and market price of our common stock.
On April 10, 2020, we received written notification from the New York Stock Exchange (the “NYSE”) that we were not in compliance with an NYSE continued listing standard in Rule 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock fell below $1.00 over a period of 30 consecutive trading days.
We have until December 21, 2020 to regain compliance with the minimum share price requirement. We notified the NYSE of our intent to cure the deficiency and return to compliance with the NYSE continued listing requirements. If our stock price does not increase, it may be necessary to effect a reverse stock split in order to raise our average closing stock price back above $1.00. The number of shares available on the public market following a reverse stock split would be reduced significantly, which may affect the volume and liquidity of our common stock.
Pursuant to NYSE rules, our common stock continues to be listed and traded on NYSE during the cure period, subject to our compliance with other continued listing requirements.
No assurance can be given that we will be able to regain compliance with the minimum share price requirement or maintain compliance with the other continued listing requirements of the NYSE. If we are unable to regain compliance with the NYSE’s continued listing requirements and our common stock is suspended from trading and delisted, it could have adverse consequences including, among others, reducing the number of investors willing to hold or acquire our common stock, reducing the liquidity and market price of our common stock, adverse publicity and a reduced interest in us from investors, analysts and other market participants. In addition, a suspension or delisting could impair our ability to raise additional capital through the public markets and our ability to attract and retain employees by means of equity compensation.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth our purchases of shares of our common stock made during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	—		—	$—
February 1 through February 29	1,600	$2.07	—	—
March 1 through March 31	—		—	—
Total	1,600	$2.07	—	$—

(1)
The shares indicated consist of shares of our common stock tendered by employees to us during the three months ended March 31, 2020 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

May 6, 2020	/s/ JASON A. DILGER
Jason A. Dilger
Chief Accounting Officer