Form 10-Q
period 2020-06-30
Clear Channel Outdoor Holdings, Inc.
filed 2020-08-07
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                          TO

Commission File Number
001-32663

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware		88-0318078
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

4830 North Loop 1604 West,	Suite 111
San Antonio,	Texas	78249
(Address of principal executive offices)		(Zip Code)

(210)		547-8800
(Registrant's telephone number, including area code)
 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, $0.01 par value per share	CCO	New York Stock Exchange
Preferred Stock Purchase Rights		New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2020
- - - - - - - - - - - - - - - - - - - - - - - - - -	- - - - - - - - - - - - - - - - - - - - - - - - - -
Common Stock, $0.01 par value per share	467,328,864

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2020	December 31, 2019
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$662,088	$398,858
Accounts receivable	393,958	733,471
Less: Allowance for credit losses	(24,680)	(23,786)
Accounts receivable, net	369,278	709,685
Prepaid expenses	57,535	60,593
Other current assets	29,788	32,755
Total Current Assets	1,118,689	1,201,891
PROPERTY, PLANT AND EQUIPMENT
Structures, net	712,723	953,545
Other property, plant and equipment, net	208,464	257,609
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived permits	843,846	965,863
Other intangible assets, net	302,877	326,665
Goodwill	702,457	704,158
OTHER ASSETS
Operating lease right-of-use assets	1,601,221	1,885,482
Other assets	73,562	98,075
Total Assets	$5,563,839	$6,393,288
CURRENT LIABILITIES
Accounts payable	$112,498	$94,588
Accrued expenses	363,144	503,939
Current operating lease liabilities	329,683	387,882
Deferred revenue	84,383	84,035
Accrued interest	106,926	89,786
Current portion of long-term debt	20,665	20,294
Total Current Liabilities	1,017,299	1,180,524
NON-CURRENT LIABILITIES
Long-term debt	5,257,138	5,063,724
Mandatorily-redeemable preferred stock	—	44,912
Non-current operating lease liabilities	1,304,490	1,559,743
Deferred tax liability	410,255	416,066
Other long-term liabilities	182,512	183,025
Total Liabilities	8,171,694	8,447,994

Commitments and Contingencies (Note 5)

STOCKHOLDERS’ DEFICIT
Noncontrolling interest	11,424	152,814
Common stock, par value $0.01 per share: 2,350,000,000 shares authorized; 468,367,036 shares issued as of June 30, 2020; 466,744,939 shares issued as of December 31, 2019	4,684	4,667
Additional paid-in capital	3,496,641	3,489,593
Accumulated deficit	(5,771,481)	(5,349,611)
Accumulated other comprehensive loss	(346,400)	(349,552)
Treasury stock (1,082,635 shares held as of June 30, 2020; 504,650 shares held as of December 31, 2019)	(2,723)	(2,617)
Total Stockholders' Deficit	(2,607,855)	(2,054,706)
Total Liabilities and Stockholders' Deficit	$5,563,839	$6,393,288

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$314,906	$698,015	$865,715	$1,285,131
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	254,553	363,029	604,822	710,856
Selling, general and administrative expenses (excludes depreciation and amortization)	99,688	134,721	223,392	257,687
Corporate expenses (excludes depreciation and amortization)	32,665	38,907	69,003	67,521
Depreciation and amortization	66,192	80,174	141,945	155,250
Impairment charges	—	—	123,137	—
Other operating income (expense), net	69,600	1,270	63,579	(2,252)
Operating income (loss)	(68,592)	82,454	(233,005)	91,565
Interest expense, net	88,742	107,971	178,884	222,834
Loss on Due from iHeartCommunications	—	(5,778)	—	(5,778)
Loss on extinguishment of debt	—	—	—	(5,474)
Other expense, net	(4,490)	(9,203)	(23,379)	(9,768)
Loss before income taxes	(161,824)	(40,498)	(435,268)	(152,289)
Income tax benefit (expense)	19,221	29,093	3,442	(28,670)
Consolidated net loss	(142,603)	(11,405)	(431,826)	(180,959)
Less amount attributable to noncontrolling interest	(5,405)	(466)	(17,137)	(5,853)
Net loss attributable to the Company	$(137,198)	$(10,939)	$(414,689)	$(175,106)

Other comprehensive income (loss):
Foreign currency translation adjustments	$10,442	$172	$(5,979)	$2,721
Other adjustments to comprehensive income, net of tax	(19)	2,592	(19)	2,592
Other comprehensive income (loss)	10,423	2,764	(5,998)	5,313
Comprehensive loss	(126,775)	(8,175)	(420,687)	(169,793)
Less amount attributable to noncontrolling interest	350	(3,021)	(1,901)	563
Comprehensive loss attributable to the Company	$(127,125)	$(5,154)	$(418,786)	$(170,356)

Net loss attributable to the Company per share of common stock	$(0.30)	$(0.03)	$(0.89)	$(0.48)

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

(In thousands, except share data)
	Three Months Ended June 30, 2020
	Common Shares Issued	Non-controlling Interest	Controlling Interest					Total
			Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at March 31, 2020	466,914,142	$138,755	$4,669	$3,493,369	$(5,634,283)	$(363,722)	$(2,331)	$(2,363,543)
Net loss		(5,405)	—	—	(137,198)	—	—	(142,603)
Exercise of stock options and release of stock awards	1,452,894	—	15	(6)	—	—	(392)	(383)
Share-based compensation		8	—	3,098	—	—	—	3,106
Payments to noncontrolling interests		(80)	—	—	—	—	—	(80)
Clear Media divestiture		(122,204)	—	183	—	7,249	—	(114,772)
Other comprehensive income		350	—	—	—	10,073	—	10,423
Other		—	—	(3)	—	—	—	(3)
Balances at June 30, 2020	468,367,036	$11,424	$4,684	$3,496,641	$(5,771,481)	$(346,400)	$(2,723)	$(2,607,855)

(In thousands, except share data)
	Six Months Ended June 30, 2020
			Controlling Interest					Total
	Common Shares Issued	Non-controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at December 31, 2019	466,744,939	$152,814	$4,667	$3,489,593	$(5,349,611)	$(349,552)	$(2,617)	$(2,054,706)
Adoption of ASU 2016-13, Credit Losses		—	—	—	(7,181)	—	—	(7,181)
Net loss		(17,137)	—	—	(414,689)	—	—	(431,826)
Exercise of stock options and release of stock awards	1,622,097	—	17	32	—	—	(106)	(57)
Share-based compensation		50	—	6,833	—	—	—	6,883
Payments to noncontrolling interests		(198)	—	—	—	—	—	(198)
Clear Media divestiture		(122,204)	—	183	—	7,249	—	(114,772)
Other comprehensive loss		(1,901)	—	—	—	(4,097)	—	(5,998)
Balances at June 30, 2020	468,367,036	$11,424	$4,684	$3,496,641	$(5,771,481)	$(346,400)	$(2,723)	$(2,607,855)
See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

(In thousands, except share data)
	Three Months Ended June 30, 2019
	Pre-Separation		Post-Separation	Non-controlling Interest	Controlling Interest					Total
	Class A Common Shares Issued	Class B Common Shares Issued	Common Shares Issued		Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at March 31, 2019	51,709,760	315,000,000	—	$155,027	$3,667	$3,088,061	$(5,150,474)	$(345,524)	$(6,587)	$(2,255,830)
Net loss				(466)	—	—	(10,939)	—	—	(11,405)
Exercise of stock options and release of stock awards	36,993		797,340	—	8	223	—	—	(2,423)	(2,192)
Share-based compensation				(113)	—	8,674	—	—	—	8,561
Payments to noncontrolling interests				(5,864)	—	—	—	—	—	(5,864)
Recapitalization of equity	(51,746,753)	(315,000,000)	365,618,611	—	(11)	(6,575)	—	—	6,586	—
Capital contributions				—	—	114,967	—	—	—	114,967
Distributions				—	—	(65,936)	—	—	—	(65,936)
Other comprehensive income (loss)				(3,021)	—	—	—	5,785	—	2,764
Other				—	—	10	—	—	—	10
Balances at June 30, 2019	—	—	366,415,951	$145,563	$3,664	$3,139,424	$(5,161,413)	$(339,739)	$(2,424)	$(2,214,925)

(In thousands, except share data)
	Six Months Ended June 30, 2019
	Pre-Separation		Post-Separation	Non-controlling Interest	Controlling Interest					Total
	Class A Common Shares Issued	Class B Common Shares Issued	Common Shares Issued		Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at December 31, 2018	51,559,633	315,000,000	—	$160,362	$3,666	$3,086,307	$(5,000,920)	$(344,489)	$(6,578)	$(2,101,652)
Adoption of ASC 842, Leases				—	—	—	14,613	—	—	14,613
Net loss				(5,853)	—	—	(175,106)	—	—	(180,959)
Exercise of stock options and release of stock awards	187,120		797,340	—	9	295	—	—	(2,432)	(2,128)
Share-based compensation				39	—	10,356	—	—	—	10,395
Payments to noncontrolling interests				(9,548)	—	—	—	—	—	(9,548)
Recapitalization of equity	(51,746,753)	(315,000,000)	365,618,611	—	(11)	(6,575)	—	—	6,586	—
Capital contributions				—	—	114,967	—	—	—	114,967
Distributions				—	—	(65,936)	—	—	—	(65,936)
Other comprehensive income				563	—	—	—	4,750	—	5,313
Other				—	—	10	—	—	—	10
Balances at June 30, 2019	—	—	366,415,951	$145,563	$3,664	$3,139,424	$(5,161,413)	$(339,739)	$(2,424)	$(2,214,925)
See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Consolidated net loss	$(431,826)	$(180,959)
Reconciling items:
Depreciation and amortization	141,945	155,250
Impairment charges	123,137	—
Loss (gain) on disposal of operating and other assets, net	(71,100)	2,090
Foreign exchange transaction loss	22,731	3,625
Deferred taxes	(21,242)	(15,143)
Credit losses	11,886	4,417
Share-based compensation	6,883	10,395
Amortization of deferred financing charges and note discounts, net	5,116	5,230
Loss on Due from iHeartCommunications	—	5,778
Loss on extinguishment of debt	—	5,474
Other reconciling items, net	(2,682)	(2,787)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	203,235	44,823
Increase in prepaid expenses	(2,303)	(29,272)
Increase in other current assets	(7,067)	(5,674)
Increase (decrease) in accounts payable	30,275	(3,364)
Decrease in accrued expenses	(56,475)	(25,190)
Increase in accrued interest	20,754	55,632
Increase in deferred revenue	20,502	10,539
Changes in other operating assets and liabilities, net	(18,191)	14,271
Net cash provided by (used for) operating activities	(24,422)	55,135
Cash flows from investing activities:
Proceeds from disposal of assets, net	217,023	2,518
Purchases of property, plant and equipment	(63,171)	(79,281)
Purchases of concession rights	(3,792)	—
Other investing activities, net	(484)	76
Net cash provided by (used for) investing activities	149,576	(76,687)
Cash flows from financing activities:
Draws on credit facilities	150,000	—
Proceeds from long-term debt	—	2,235,197
Payments on long-term debt	(10,145)	(2,200,113)
Debt issuance costs	(1,202)	(26,795)
Proceeds from issuance of mandatorily-redeemable preferred stock	—	43,798
Net transfers from iHeartCommunications	—	43,399
Proceeds from settlement of Due from iHeartCommunications	—	115,798
Other financing activities, net	(261)	(2,956)
Net cash provided by financing activities	138,392	208,328
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,271)	159
Net increase in cash, cash equivalents and restricted cash	256,275	186,935
Cash, cash equivalents and restricted cash at beginning of period	417,075	202,869
Cash, cash equivalents and restricted cash at end of period	$673,350	$389,804
Supplemental Disclosures:
Cash paid for interest and dividends on mandatorily-redeemable preferred stock	$155,185	$161,184
Cash paid for income taxes, net of refunds	$9,982	$21,598
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
The Company changed its presentation of segment information during the first quarter of 2020 to reflect changes in the way the business is managed and resources are allocated by the Company's chief operating decision maker ("CODM"). Effective January 1, 2020, there are two reportable business segments: Americas, which consists of operations primarily in the United States ("U.S."), and Europe, which consists of operations in Europe and Singapore. The Company's remaining operating segments in China and Latin America, which do not meet the quantitative thresholds to qualify as reportable segments, are disclosed as "Other." Accordingly, the Company has restated the segment disclosures for prior periods. Refer to Note 2 for additional details.
In March 2020, the World Health Organization categorized coronavirus disease 2019 ("COVID-19") as a pandemic. COVID-19 continues to spread throughout the U.S. and other countries across the world, and the duration and severity of its effects are currently unknown. The Company has taken and continues to take actions to strengthen its financial position and support the continuity of its platform and operations. These actions include contract negotiations with landlords and municipalities to better align fixed site lease expenses with reductions in revenue. Where applicable, the Company has applied the April supplemental Financial Accounting Standards Board ("FASB") staff guidance regarding accounting for rent concessions resulting from COVID-19. During the second quarter of 2020, the Company recognized reductions of rent expense on lease and non-lease contracts due to negotiated rent abatements of $29.4 million. Negotiated deferrals of rent payments only did not result in a reduction of rent expense.

The Company’s consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the periods presented. Such estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible assets; operating lease right-of-use assets and operating lease liabilities; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; the allowance for doubtful accounts; assessment of our lease and non-lease contract expenses; and measurement of compensation cost for bonus and other compensation plans. The Company's assessment of conditions and events, considered in the aggregate, indicates it will be able to meet its obligations as they become due within one year after the date of these financial statements. There continues to be a high level of uncertainty in estimating the expected economic and operational impacts relative to COVID-19 as it is an evolving situation. The estimates and assumptions used in the second quarter 2020 financial statements may change in future periods as the expected impacts from COVID-19 are revised, resulting in further potential impacts to the Company's financial statements.
New Accounting Pronouncements Recently Adopted
As of January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments, which changed the methodology used to recognize impairment of the Company’s accounts receivable. Under the ASU, financial assets are presented at the net amount expected to be collected, requiring immediate recognition of estimated credit losses expected to occur over the asset's remaining life. This is in contrast to previous GAAP, under which credit losses were not recognized until it was probable that a loss had been incurred. The Company adopted the ASU on a modified-retrospective basis through a cumulative-effect adjustment to retained earnings as of January 1, 2020, resulting in a decrease to equity of $7.2 million. This adjustment includes $5.4 million related to Clear Media Limited ("Clear Media"), a former indirect, non-wholly owned subsidiary of the Company based in China that was sold on April 28, 2020. The Company performed its expected credit loss calculation separately by segment based on historical accounts receivable write-offs.
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
NOTE 2 – SEGMENT DATA
As described in Note 1, the Company changed its presentation of segment information during the first quarter of 2020 to reflect changes in the way the business is managed and resources are allocated by the Company's CODM. Effective January 1, 2020, the Company has two reportable segments – Americas and Europe. The Company's operating segments in China and Latin America, which do not meet the quantitative thresholds to qualify as reportable segments, are disclosed as "Other." As discussed in Note 12, the Company sold its operations in China on April 28, 2020. Accordingly, "Other" segment information presented below includes China through the date of the sale. Each segment provides outdoor advertising services in its respective geographic region using various digital and traditional display types, consisting primarily of billboards, street furniture displays and transit displays.
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

The following tables present the Company's reportable segment results for the three and six months ended June 30, 2020 and 2019. The Company has restated the segment information for prior periods to conform to the 2020 presentation.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Americas	$199,700	$327,142	$495,487	$599,864
Europe	107,346	290,437	319,036	534,332
Other	7,860	80,436	51,192	150,935
Total	$314,906	$698,015	$865,715	$1,285,131

Capital Expenditures
Americas	$8,405	$15,930	$31,896	$27,338
Europe	9,327	22,491	19,422	34,425
Other	2,043	6,174	8,385	9,059
Corporate	3,620	6,513	7,260	8,459
Total	$23,395	$51,108	$66,963	$79,281

Segment Adjusted EBITDA
Americas	$47,019	$136,747	$154,977	227,876
Europe	(68,819)	46,536	(82,930)	63,017
Other	(15,255)	20,141	(30,442)	31,361
Total	$(37,055)	$203,424	$41,605	$322,254

Reconciliation of Segment Adjusted EBITDA to Consolidated Net Loss Before Income Taxes
Segment Adjusted EBITDA	$(37,055)	$203,424	$41,605	$322,254
Less reconciling items:
Corporate expenses(1)	32,665	38,907	69,003	67,521
Depreciation and amortization	66,192	80,174	141,945	155,250
Impairment charges	—	—	123,137	—
Restructuring and other costs	2,280	3,159	4,104	5,666
Other operating (income) expense, net	(69,600)	(1,270)	(63,579)	2,252
Interest expense, net	88,742	107,971	178,884	222,834
Other charges(2)	4,490	14,981	23,379	21,020
Consolidated net loss before income taxes	$(161,824)	$(40,498)	$(435,268)	$(152,289)
(1)Corporate expenses include expenses related to infrastructure and support, including information technology, human resources, legal, finance and administrative functions of each of the Company’s reportable segments, as well as overall executive, administrative and support functions. Share-based payments are recorded in corporate expenses.
(2)Other charges includes loss on due from iHeartCommunications, loss on extinguishment of debt and other expense, net.
NOTE 3 – REVENUE
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

Disaggregation of Revenue
The following table shows revenue from contracts with customers, revenue from leases and total revenue, disaggregated by geographical region, for the three and six months ended June 30, 2020 and 2019:

(In thousands)	Revenue from contracts with customers	Revenue from leases	Total Revenue
Three Months Ended June 30, 2020
Americas	$89,903	$109,797	$199,700
Europe	90,985	16,361	107,346
Other(1)	7,413	447	7,860
Total	$188,301	$126,605	$314,906

Three Months Ended June 30, 2019
Americas	$182,526	$144,616	$327,142
Europe	255,024	35,413	290,437
Other(1)	74,479	5,957	80,436
Total	$512,029	$185,986	$698,015

Six Months Ended June 30, 2020
Americas	$253,181	$242,306	$495,487
Europe	278,175	40,861	319,036
Other(1)	46,689	4,503	51,192
Total	$578,045	$287,670	$865,715

Six Months Ended June 30, 2019
Americas	$314,853	$285,011	$599,864
Europe	458,885	75,447	534,332
Other(1)	138,699	12,236	150,935
Total	$912,437	$372,694	$1,285,131
(1)Other includes the Company's businesses in China and Latin America.
Revenue from Contracts with Customers
The following tables show the Company’s beginning and ending accounts receivable and deferred revenue balances from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Accounts receivable, net of allowance, from contracts with customers:
Beginning balance	$375,509	$418,916	$581,555	$367,918
Ending balance	$239,957	$509,129	$239,957	$509,129

Deferred revenue from contracts with customers:
Beginning balance	$57,022	$57,073	$52,589	$39,916
Ending balance	$47,760	$55,164	$47,760	$55,164
During the three months ended June 30, 2020 and 2019, respectively, the Company recognized $20.3 million and $38.2 million of revenue that was included in the deferred revenue from contracts with customers balance at the beginning of the quarter. During the six months ended June 30, 2020 and 2019, respectively, the Company recognized $44.5 million and $32.3 million of revenue that was included in the deferred revenue from contracts with customers balance at the beginning of the quarter.

The Company’s contracts with customers generally have terms of one year or less; however, as of June 30, 2020, the Company expects to recognize $101.5 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration greater than one year, with the majority of this amount to be recognized over the next five years.
Bad debt expense related to receivables from contracts with customers and leases was $8.2 million and $2.6 million during the three months ended June 30, 2020 and 2019, respectively, and $11.9 million and $4.4 million during the six months ended June 30, 2020 and 2019, respectively. The increase in bad debt expense in 2020 is primarily due to COVID-19.
NOTE 4 – LONG-TERM DEBT
Long-term debt outstanding as of June 30, 2020 and December 31, 2019 consisted of the following:

(In thousands)	June 30, 2020	December 31, 2019
Term Loan Facility(1)	$1,985,000	$1,995,000
Revolving Credit Facility(2)	150,000	—
Receivables-Based Credit Facility	—	—
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes Due 2027	1,250,000	1,250,000
Clear Channel Worldwide Holdings 9.25% Senior Notes Due 2024(3)	1,901,525	1,901,525
Clear Channel International, B.V. Promissory Note Due 2022(4)	54,265	—
Other debt	5,398	4,161
Original issue discount	(13,612)	(9,561)
Long-term debt fees	(54,773)	(57,107)
Total debt	$5,277,803	$5,084,018
Less: Current portion	20,665	20,294
Total long-term debt	$5,257,138	$5,063,724
(1)In March and June 2020, the Company paid $5.0 million each, for a total of $10.0 million, of the outstanding principal on the term loan facility ("Term Loan Facility") in accordance with the terms of the senior secured credit agreement ("Senior Secured Credit Agreement") governing the senior secured credit facilities (the "Senior Secured Credit Facilities," which consist of the Term Loan Facility and the revolving credit facility (the "Revolving Credit Facility")).
(2)On March 24 2020, the Company borrowed $150.0 million under its Revolving Credit Facility. The Revolving Credit Facility matures on August 23, 2024.
(3)On February 28, 2020, the Company and the guarantors under the Indenture (the "CCWH Senior Notes Indenture") governing the 9.25% Senior Notes due 2024 (the "CCWH Senior Notes") filed a registration statement with the SEC to register the offer to exchange the CCWH Senior Notes and the guarantees thereof for a like principal amount of CCWH Senior Notes and guarantees thereof that have been registered under the Securities Act, in accordance with the deadlines set forth in the Registration Rights Agreement. The registration statement, as amended on April 6, 2020, became effective on April 7, 2020.
(4)On May 15, 2020, a subsidiary of the Company issued a promissory note in the principal amount of approximately $53.0 million due May 15, 2022 ("the CCIBV Note"). The note bears interest at a rate of 14.00% per annum if paid in cash or 16.00% if paid-in-kind, to be paid quarterly. The CCIBV Note was subsequently transferred to a third party in exchange for the Company's Series A Perpetual Preferred Stock (par value of $0.01 and an aggregate liquidation preference of approximately $47 million) (the "preferred stock"). As discussed in further detail below, while the CCIBV Note was retired on August 4, 2020 concurrent with the issuance of new Clear Channel International B.V. notes, the preferred stock remains outstanding and held by the subsidiary and is eliminated in consolidation.
The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.0 billion and $5.4 billion as of June 30, 2020 and December 31, 2019, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 1.
Letters of Credit, Surety Bonds and Guarantees
As of June 30, 2020, the Company had $20.2 million of letters of credit outstanding under its Revolving Credit Facility, resulting in $4.8 million of remaining excess availability. Additionally, the Company had $63.3 million of letters of credit outstanding under its receivables-based credit facility (the "Receivables-Based Credit Facility"), which had a borrowing base less than its borrowing limit of $125.0 million, limiting excess availability to $15.7 million. Access to availability under these credit facilities is limited by the covenants relating to incurrence of secured indebtedness in the CCWH Senior Notes Indenture. Additionally, as of June 30, 2020, the Company had $112.2 million and $32.6 million of surety bonds and bank guarantees outstanding, respectively, a portion of which was supported by $10.9 million of cash collateral. These letters of credit, surety bonds and bank guarantees relate to various operational matters, including insurance, bid, concession and performance bonds, as well as other items.

Amendment to the Senior Credit Facility
In June 2020, we entered into an amendment to the credit agreement to our Senior Credit Facility, thereby suspending the springing financial covenant through June 30, 2021 and delaying the scheduled financial covenant step-down until March 31, 2022. In addition, for all reporting periods through September 30, 2021, we are required to maintain minimum cash on hand and availability under our receivables-based credit facility and Revolving Credit Facility of $150 million.
New Clear Channel International B. V. Notes
On August 4, 2020, Clear Channel International B.V., our indirect wholly-owned subsidiary, issued $375.0 million aggregate principal amount of 6.625% Senior Secured Notes due 2025 (the "CCIBV Senior Secured Notes"). As anticipated with the offering, a portion of the proceeds was used to repay the CCIBV Note in full.
NOTE 5 – COMMITMENTS AND CONTINGENCIES
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
China Investigation
Two former employees of Clear Media, a former indirect, non-wholly-owned subsidiary of the Company whose ordinary shares are listed on the Hong Kong Stock Exchange, have been convicted in China of certain crimes, including the crime of misappropriation of funds, and sentenced to imprisonment. The Company is not aware of any litigation, claim or assessment pending against the Company in relation to this investigation. Based on information known to date, the Company believes any contingent liabilities arising from potential misconduct that has been or may be identified by the investigation in China are not material to the Company’s consolidated financial statements.
The Company advised both the SEC and the United States Department of Justice ("DOJ") of the investigation at Clear Media and is cooperating to provide documents, interviews and information to the agencies. Subsequent to the announcement that the Company was considering a strategic review of its stake in Clear Media, in March 2020, Clear Channel Outdoor Holdings received a subpoena from the staff of the SEC and a Grand Jury subpoena from the United States Attorney's Office for the Eastern District of New York, both in connection with the previously disclosed investigations. On April 28, 2020, the Company tendered the shares representing its 50.91% stake in Clear Media to Ever Harmonic Global Limited ("Ever Harmonic"), a special-purpose vehicle wholly owned by a consortium of investors which includes the chief executive officer and an executive director of Clear Media, and on May 14, 2020, the Company received the final proceeds of the sale. In connection with the sale of its shares in Clear Media, the Company entered into an Investigation and Litigation Support Agreement with Clear Media and Ever Harmonic that requires Clear Media, if requested by the SEC and/or DOJ, to use reasonable efforts to timely provide relevant factual information to the SEC and/or DOJ, among other obligations.
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
The current expectation is that the Company may have to repay to the Italian tax authority a substantial portion of the VAT previously applied as a credit in relation to the transactions under investigation, amounting to approximately $20.4 million, including estimated possible penalties and interest. As of June 30, 2020, the Company had made payments of $8.1 million and applied VAT recoverable of $1.7 million; the timing of the remaining repayment has not been finalized. The ultimate amount to be paid may differ from the estimates, and such differences may be material.
NOTE 6 – INCOME TAXES
Income Tax Benefit (Expense)
The Company’s income tax benefit (expense) for the three and six months ended June 30, 2020 and 2019 consisted of the following components:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Current tax benefit (expense)	$(19,764)	$27,907	$(17,800)	$(43,813)
Deferred tax benefit	38,985	1,186	21,242	15,143
Income tax benefit (expense)	$19,221	$29,093	$3,442	$(28,670)
The effective tax rates for the three and six months ended June 30, 2020 were 11.9% and 0.8%, respectively. The effective rate in 2020 was primarily impacted by the valuation allowance recorded against current period deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company’s ability to realize those assets in future periods. Additionally, the Company recorded $57.8 million of tax expense as a result of selling its 50.91% stake in Clear Media.
The effective tax rates for the three and six months ended June 30, 2019 were 71.8% and (18.8)%, respectively. The effective rate in 2019 was primarily impacted by the valuation allowance recorded against deferred tax assets resulting from losses in U.S. and certain foreign jurisdictions due to uncertainty regarding the Company's ability to realize those assets in future periods.
On March 27, 2020, the Coronavirus Aid, Relief, and Economics Security Act (“CARES Act”) was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, relaxes the limitation for business interest deductions for 2019 and 2020 by allowing taxpayers to deduct interest up to the sum of 50% of adjusted taxable income (previously 30% of adjusted taxable income under the Tax Cuts and Jobs Act of 2017). Additionally, the CARES Act permits net operating loss carryovers to offset 100% of taxable income for taxable years beginning before 2021. As of June 30, 2020, the CARES Act did not have a significant impact on the Company’s effective tax rate.
NOTE 7 – PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020	December 31, 2019
Structures	$2,305,539	$2,832,797
Furniture and other equipment	224,007	234,183
Land, buildings and improvements	150,061	149,889
Construction in progress	48,101	84,289
	2,727,708	3,301,158
Less: Accumulated depreciation	1,806,521	2,090,004
Property, plant and equipment, net	$921,187	$1,211,154

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets as of June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived permits	$843,846	$—	$965,863	$—
Transit, street furniture and other outdoor contractual rights	440,449	(374,736)	535,912	(451,021)
Permanent easements	163,301	—	163,399	—
Trademarks	83,569	(10,064)	83,569	(5,898)
Other	1,836	(1,478)	5,352	(4,648)
Total intangible assets	$1,533,001	$(386,278)	$1,754,095	$(461,567)
During the first quarter of 2020, the Company tested its intangible assets for impairment due to the expected negative financial statement impacts from COVID-19, including a reduction in projected cash flows. This testing indicated an impairment of indefinite-lived permits in our Americas segment resulting in a charge of $123.1 million recorded in the three months ended March 31, 2020. The primary estimates and assumptions impacting the impairment were the aforementioned reductions in projected cash flows and an increased discount rate.
Goodwill
Due to the expected negative financial statement impacts from COVID-19, the Company tested its goodwill for impairment as of March 31, 2020; however, this did not result in any goodwill impairment charges.
The following table presents changes in the goodwill balance for the Company's segments during the six months ended June 30, 2020:

(In thousands)	Americas	Europe	Other	Consolidated
December 31, 2019(1)	$507,819	$185,641	$10,698	$704,158
Foreign currency	—	(576)	(1,125)	(1,701)
Balance as of June 30, 2020	$507,819	$185,065	$9,573	$702,457
(1)The balance at December 31, 2019 is net of cumulative impairments of $2.6 billion, $191.4 million and $80.7 million for Americas, Europe and Other, respectively.
NOTE 9 — RELATED PARTY TRANSACTIONS
Prior to the Separation on May 1, 2019, under the Corporate Services Agreement between iHeartCommunications and the Company, iHeartCommunications provided management services to the Company. These services were charged to the Company based on actual direct costs incurred or allocated by iHeartCommunications based on headcount, revenue or other factors on a pro rata basis. For the one-month and four-month periods ended April 30, 2019, the Company recorded $2.8 million and $10.2 million, respectively, as a component of corporate expenses for these services.
Upon consummation of the Separation, the Corporate Services Agreement was terminated, and iHeartMedia, iHeartMedia Management Services, Inc. (“iHM Management Services”), iHeartCommunications and the Company entered into a one-year transition services agreement (the “Transition Services Agreement”), which has been extended to August 31, 2020. Under the Transition Services Agreement, iHM Management Services provides, or causes any member of the iHeart Group to provide, the Company with certain administrative and support services and other assistance. For the period from May 1, 2019 through June 30, 2019, the Company recorded $2.8 million as a component of corporate expenses for fees under the Transition Services Agreement. For the three and six months ended June 30, 2020, the Company recorded $1.0 million and $2.7 million, respectively, as a component of corporate expenses for fees under the Transition Services Agreement.
Additionally, in accordance with the Master Agreement with iHeartCommunications, the Company allows iHeartCommunications to use, without charge, Americas’ displays that the Company believes would otherwise be unsold. This arrangement will continue throughout the term of the Transition Services Agreement. The value of services provided under this arrangement was $4.2 million and $1.3 million during the three months ended June 30, 2020 and 2019, respectively, and $6.6 million and $3.7 million for the six months ended June 30, 2020 and 2019, respectively.

NOTE 10 – NET LOSS PER SHARE
The following table presents the computation of net loss per share for the three and six months ended June 30, 2020 and 2019:

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to the Company – common shares	$(137,198)	$(10,939)	$(414,689)	$(175,106)
Denominator:
Weighted average common shares outstanding – basic	464,474	362,409	463,970	362,225
Weighted average common shares outstanding – diluted	464,474	362,409	463,970	362,225
Net loss attributable to the Company per share of common stock:
Basic	$(0.30)	$(0.03)	$(0.89)	$(0.48)
Diluted	$(0.30)	$(0.03)	$(0.89)	$(0.48)
Outstanding equity awards with respect to 12.4 million shares and 8.4 million shares for the three months ended June 30, 2020 and 2019, respectively, and 12.9 million and 8.3 million for the six months ended June 30, 2020 and 2019, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.
NOTE 11 — OTHER INFORMATION
Other Comprehensive Income (Loss)
There were no changes in deferred income tax liabilities resulting from adjustments to comprehensive loss during the three and six months ended June 30, 2020. The total increase in other comprehensive income related to the impact of pensions on deferred income tax liabilities was $0.6 million for the three and six months ended June 30, 2019.
Shareholder Rights Plan
On May 19, 2020, the Board of Directors adopted a shareholder rights plan to protect the interests of all Company shareholders. Pursuant to the rights plan, one right is issued for each share of common stock as of the close of business on May 29, 2020. The rights will generally become exercisable only if any person or group acquires 10% or more of the Company's common stock. The plan has a 360-day term, expiring on May 14, 2021.
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statement of Cash Flows:

(In thousands)	June 30, 2020	December 31, 2019
Cash and cash equivalents in the Balance Sheets	$662,088	$398,858
Restricted cash included in:
Other current assets	647	4,116
Other assets	10,615	14,101
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$673,350	$417,075
NOTE 12 – Disposition
As previously disclosed in the Quarterly Report on Form 10-Q filed on May 6, 2020, on April 28, 2020, the Company tendered its 50.91% stake in Clear Media pursuant to a voluntary conditional cash offer made by and on behalf of Ever Harmonic Global Limited. On May 14, 2020, the Company received $253.1 million in cash proceeds from the sale of its shares in Clear Media,,and the Clear Media disposition is now complete. The Company recognized a gain on the sale of Clear Media of $75.2 million, recorded within "Other operating income (expense), net" on the Consolidated Statement of Comprehensive Loss, for the three and six months ended June 30, 2020.

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
The MD&A is organized as follows:
•Overview – Discussion of the nature, key developments and trends of our business in order to provide context for the remainder of the MD&A.
•Results of Operations – An analysis of our financial results of operations at the consolidated and segment levels.
•Liquidity and Capital Resources – Discussion of our cash flows, anticipated cash requirements, sources and uses of capital and liquidity, debt covenants and guarantor subsidiaries.
•Critical Accounting Estimates – Discussion of accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our consolidated financial statements.
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
Description of Our Business
        We changed our presentation of segment information during the first quarter of 2020 to reflect changes in the way the business is managed and resources are allocated by the Company's CODM. Effective January 1, 2020, there are two reportable business segments: Americas, which includes operations primarily in the U.S., and Europe, which consists of operations in Europe and Singapore. Our remaining operating segments, China (before its sale, as described under "Executive Summary" below) and Latin America, do not meet the quantitative thresholds to qualify as reportable segments and are disclosed as "Other." We have conformed the segment disclosures for prior periods in this MD&A and throughout this Quarterly Report on Form 10-Q to the 2020 presentation. Refer to Note 2 to our Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details regarding our segments.
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
        The Company typically experiences its lowest financial performance in the first quarter of the calendar year, with our international businesses historically experiencing a loss from operations in that period. This is generally offset during the remainder of the year, as our international businesses typically experience their strongest performance in the second and fourth quarters of the calendar year. However, our financial performance in 2020 has been severely impacted from COVID-19.
COVID-19 Update
        On March 11, 2020, the COVID-19 outbreak was characterized as a pandemic by the World Health Organization. The pandemic is still ongoing as of the filing date of this Quarterly Report on Form 10-Q.

COVID-19 initially caused unprecedented worldwide lock-downs, significant travel and transportation restrictions in airports and transit systems, a significant reduction in time spent out-of-home by consumers, reductions in consumer spending and volatile economic conditions and business disruptions across the globe. Starting in March, we observed:
•Lock-downs limiting the behavior and movement of consumers and target audiences, which caused a significant decrease in out-of-home audience metrics indicating a reduction in consumer advertising display engagement;
•A sharp decline in customer bookings, including both national and local buying as customers deferred advertising buying decisions and reduced marketing spend;
•An unprecedented level of requests to defer, revise or cancel sales contracts as customers sought to conserve cash; and
•Customers forced to close their businesses temporarily or permanently.
As lock-downs and restrictions were lifted, these negative impacts began to lessen during the last weeks of the second quarter; however, the duration and severity of COVID-19's impacts continue to evolve and remain unknown.
Throughout the second quarter, we took measures to increase our liquidity and preserve and strengthen our financial flexibility, including aggressive operating cost and capital expenditure savings initiatives and other targeted liquidity measures, as further described under "Liquidity and Capital Resources" below.
Currently, we are seeing an increase in mobility, traffic and other out-of-home metrics, including from our own RADAR data movement platform. Travel patterns, consumer behavior and economic activity are improving to varying degrees across our global platform. However, it remains unclear when a sustainable economic recovery will take hold, when our customers' businesses will operate under normal conditions, and when the positive metric momentum we see will translate into a return to typical out-of-home advertising buying levels.
So far in the third quarter, we have seen sequential growth in customer bookings; however, current bookings remain significantly below historic norms in both our Americas and Europe segments. As lock-downs have lifted in Europe, we have seen a strong rebound in bookings from the historic lows of the second quarter. Our Americas segment is positively rebounding as well but to a lesser extent. If there is a resurgence in COVID-19 cases that causes restrictions to be reinstated, these rebounds could slow down or be reversed. Our Latin America business bookings continue to be severely constrained.
We expect to implement further cost savings initiatives, including permanent cost reductions, throughout the remainder of the year to continue aligning our operating expense base with revenues and provide additional financial flexibility as circumstances warrant. However, the extent to which COVID-19 will ultimately impact our results will depend on future developments, which are highly uncertain, and the curtailed customer demand we have experienced and are continuing to experience could materially adversely impact our business, results of operations and overall financial performance in future periods. See "Risk Factors" in Item 1A of Part II of this Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business.
Executive Summary
        The key developments in our business during the three months ended June 30, 2020 are summarized below:
•Consolidated revenue decreased $383.1 million, or 54.9%, during the three months ended June 30, 2020 compared to the same period of 2019. Excluding the $3.2 million impact from movements in foreign exchange rates, consolidated revenue decreased $379.9 million, or 54.4%. COVID-19's extensive impact on the global advertising market severely reduced our performance in both Americas and Europe.
•On April 28, 2020, we sold our stake in Clear Media, our former indirect, non-wholly owned subsidiary based in China, for $253.1 million. We expect to pay $20.9 million of taxes to the Chinese taxing authorities related to the sale.
•On May 15 2020, Clear Channel International B.V. ("CCIBV"), our indirect wholly-owned subsidiary, issued a promissory note in principal amount of $53.0 million (the "CCIBV Note"), which was transferred to the holder of our Preferred Stock in exchange for the Preferred Stock, which remains outstanding and held by our subsidiary.
•In May 2020, our Board of Directors adopted a limited-duration shareholder rights plan to protect the interests of all Company shareholders during the market dislocation caused by COVID-19.
•In June 2020, we amended our senior credit agreement to suspend the springing financial covenant of the Revolving Credit Facility for a certain period and delay the timing of the financial covenant step-down.
On August 4, 2020, CCIBV issued $375.0 million aggregate principal amount of 6.625% Senior Secured Notes due 2025 (the "CCIBV Senior Secured Notes"). A portion of the proceeds was used to repay the CCIBV Note in full.

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
        Due to seasonality, uncertainty surrounding COVID-19, and the sale of our Clear Media business, as previously described in the "Overview" discussion, the results for the interim period are not indicative of expected results for the full year.
Consolidated Results of Operations
        The comparison of our historical results of operations for the three and six months ended June 30, 2020 to the three and six months ended June 30, 2019 is as follows:

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2020	2019	Change	2020	2019	Change
Revenue	$314,906	$698,015	(54.9)%	$865,715	$1,285,131	(32.6)%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	254,553	363,029	(29.9)%	604,822	710,856	(14.9)%
Selling, general and administrative expenses (excludes depreciation and amortization)	99,688	134,721	(26.0)%	223,392	257,687	(13.3)%
Corporate expenses (excludes depreciation and amortization)	32,665	38,907	(16.0)%	69,003	67,521	2.2%
Depreciation and amortization	66,192	80,174	(17.4)%	141,945	155,250	(8.6)%
Impairment charges	—	—		123,137	—
Other operating income (expense), net	69,600	1,270		63,579	(2,252)
Operating income (loss)	(68,592)	82,454		(233,005)	91,565
Interest expense, net	88,742	107,971		178,884	222,834
Loss on Due from iHeartCommunications	—	(5,778)		—	(5,778)
Loss on extinguishment of debt	—	—		—	(5,474)
Other expense, net	(4,490)	(9,203)		(23,379)	(9,768)
Loss before income taxes	(161,824)	(40,498)		(435,268)	(152,289)
Income tax benefit (expense)	19,221	29,093		3,442	(28,670)
Consolidated net loss	(142,603)	(11,405)		(431,826)	(180,959)
Less amount attributable to noncontrolling interest	(5,405)	(466)		(17,137)	(5,853)
Net loss attributable to the Company	$(137,198)	$(10,939)		$(414,689)	$(175,106)
Consolidated Revenue
Consolidated revenue decreased $383.1 million, or 54.9%, during the three months ended June 30, 2020 compared to the same period of 2019. Excluding the $3.2 million impact of movements in foreign exchange rates, consolidated revenue decreased $379.9 million, or 54.4%.
Consolidated revenue decreased $419.4 million, or 32.6%, during the six months ended June 30, 2020 compared to the same period of 2019. Excluding the $12.1 million impact of movements in foreign exchange rates, consolidated revenue decreased $407.4 million, or 31.7%.

The decrease in consolidated revenue for both the three and six month periods is primarily due to the significant adverse impacts of COVID-19 on our business. Also contributing to the decrease in consolidated revenue is the sale of our Clear Media business on April 28, 2020.
Consolidated Direct Operating Expenses
Consolidated direct operating expenses decreased $108.5 million, or 29.9%, during the three months ended June 30, 2020 compared to the same period of 2019. Excluding the $5.0 million impact of movements in foreign exchange rates, consolidated direct operating expenses decreased $103.5 million, or 28.5%.
Consolidated direct operating expenses decreased $106.0 million, or 14.9%, during the six months ended June 30, 2020 compared to the same period of 2019. Excluding the $12.1 million impact of movements in foreign exchange rates, consolidated direct operating expenses decreased $93.9 million, or 13.2%.
The decrease in consolidated direct operating expenses for both the three and six month periods is largely due to lower site lease and other direct operating expenses throughout our business, mainly driven by lower revenue and renegotiated contracts with landlords and municipalities to better align fixed site lease expenses with reductions in revenue. We recognized reductions of rent expense on lease and non-lease contracts due to negotiated rent abatements of $29.4 million during the second quarter of 2020. Also contributing to the decrease in consolidated direct operating expenses is the sale of our Clear Media business. These decreases were partially offset by higher direct operating expenses in France related to a new contract.
Restructuring and other costs included within consolidated direct operating expenses were $0.8 million and $0.3 million during the three months ended June 30, 2020 and 2019, respectively, and $1.0 million and $0.4 million during the six months ended June 30, 2020 and 2019, respectively.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses decreased $35.0 million, or 26.0%, during the three months ended June 30, 2020 compared to the same period of 2019. Excluding the $2.1 million impact of movements in foreign exchange rates, consolidated SG&A expenses decreased $32.9 million, or 24.4%.
Consolidated SG&A expenses decreased $34.3 million, or 13.3%, during the six months ended June 30, 2020 compared to the same period of 2019. Excluding the $4.7 million impact of movements in foreign exchange rates, consolidated SG&A expenses decreased $29.7 million, or 11.5%.
The decrease in consolidated SG&A expenses for both the three and six month periods is largely due to lower employee compensation expense driven by operating cost savings initiatives in response to COVID-19, including reductions in salaries, bonuses and employee hours, as well as hiring freezes and furloughs; European governmental support and wage subsidies; and lower revenue. Also contributing to the decrease in consolidated SG&A expenses is the sale of our Clear Media business.
Restructuring and other costs included within consolidated SG&A expenses were $1.5 million and $2.9 million during the three months ended June 30, 2020 and 2019, respectively, and $3.1 million and $5.2 million during the six months ended June 30, 2020 and 2019, respectively.
Corporate Expenses
Corporate expenses decreased $6.2 million, or 16.0%, during the three months ended June 30, 2020 compared to the same period of 2019. Excluding the $0.3 million impact of movements in foreign exchange rates, corporate expenses decreased $6.0 million, or 15.4%. This decrease was largely driven by lower employee compensation expense from operating cost savings initiatives in response to COVID-19 and a decrease in operating performance, as well as lower share-based compensation, partially offset by incremental stand-alone costs associated with the build-out of new corporate functions after the Separation.
Corporate expenses increased $1.5 million, or 2.2%, during the six months ended June 30, 2020 compared to the same period of 2019. Excluding the $0.6 million impact from movements in foreign exchange rates, corporate expenses increased $2.1 million, or 3.1%. This increase was largely driven by incremental stand-alone costs associated with the build-out of new corporate functions after the Separation, partially offset by lower employee compensation expense from operating cost savings initiatives and a decrease in operating performance, as well as lower share-based compensation.
Restructuring and other costs included within corporate expenses were $3.1 million and $7.0 million during the three months ended June 30, 2020 and 2019, respectively, and $8.3 million and $10.4 million during the six months ended June 30, 2020 and 2019, respectively.

Depreciation and Amortization
Depreciation and amortization decreased $14.0 million, or 17.4%, during the three months ended June 30, 2020 compared to the same period of 2019. Excluding the $0.9 million impact of movements in foreign exchange rates, depreciation and amortization decreased $13.1 million, or 16.3%.
Depreciation and amortization decreased $13.3 million, or 8.6%, during the six months ended June 30, 2020 compared to the same period of 2019. Excluding the $2.0 million impact of movements in foreign exchange rates, depreciation and amortization decreased $11.3 million, or 7.3%.
The decrease in depreciation and amortization for both the three and six month periods is largely driven by the sale of our Clear Media business, with the remaining decrease due to lower capital expenditures.
Impairment Charges
During the three months ended March 31, 2020, we recognized impairment charges of $123.1 million on indefinite-lived permits in multiple markets of our Americas segment, driven by reductions in projected cash flows related to the expected negative financial statement impacts from COVID-19, as well as an increased discount rate. Refer to Note 8 to our Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a further description of the impairment charge. As expectations and projections of the financial statement impacts from COVID-19 are revised, our estimates and assumptions may change, and additional impairments may be recognized in future periods.
Other Operating Income (Expense), Net
Other operating income, net, of $69.6 million and $63.6 million for the three and six months ended June 30, 2020, respectively, was primarily driven by a gain on the sale of our Clear Media business of $75.2 million, partially offset by legal costs and consulting fees incurred related to the sale.
For the three and six months ended June 30, 2019, we recognized other operating income, net, of $1.3 million and other operating expense, net, of $2.3 million, respectively.
Interest Expense, Net
Interest expense, net, decreased $19.2 million and $44.0 million during the three and six months ended June 30, 2020, respectively, compared to the same periods of 2019. These decreases were driven by the lower rates of interest on the new debt from the August 2019 refinancing and the redemption of a portion of our CCWH Senior Notes in July 2019.
Loss on Due from iHeartCommunications
Pursuant to the Separation Agreement, the note payable by iHeartCommunications to the Company was canceled upon Separation, and we received a recovery of approximately $149.0 million in cash. This resulted in a $5.8 million loss recognized during the three and six months ended June 30, 2019.
Loss on Extinguishment of Debt
During the three months ended March 31, 2019, we recognized a loss on extinguishment of debt of $5.5 million related to the refinancing of the 7.625% Series A and Series B Senior Subordinated Notes Due 2020. We did not extinguish any debt during the six months ended June 30, 2020.
 Other Expense, Net
Other expense, net, decreased $4.7 million during the three months ended June 30, 2020 compared to the same period of 2019 primarily related to costs incurred in connection with the Separation from iHeartMedia during the three months ended June 30, 2019.
Other expense, net, increased $13.6 million during the six months ended June 30, 2020 compared to the same period of 2019 primarily due to increases in net foreign exchange losses recognized in connection with intercompany notes denominated in foreign currencies. This was partially offset by costs incurred in connection with the Separation from iHeartMedia during the six months ended June 30, 2019.
Income Tax Benefit (Expense)
For periods prior to the Separation, our operations were included in a consolidated income tax return filed by iHeartMedia. For our financial statements, however, our provision for income taxes was computed as if we filed separate consolidated federal income tax returns with our subsidiaries for all periods.

The effective tax rates for the three and six months ended June 30, 2020 were 11.9% and 0.8%, respectively. The effective rate in 2020 was primarily impacted by the valuation allowance recorded against current period deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company’s ability to realize those assets in future periods. Additionally, the Company recorded $57.8 million of tax expense as a result of selling its 50.91% stake in Clear Media.
The effective tax rates for the three and six months ended June 30, 2019 were 71.8% and (18.8)%, respectively. The effective rate in 2019 was primarily impacted by the valuation allowance recorded against deferred tax assets resulting from losses in U.S. and certain foreign jurisdictions due to uncertainty regarding the Company's ability to realize those assets in future periods.
On March 27, 2020, the CARES Act was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, relaxes the limitation for business interest deductions for 2019 and 2020 by allowing taxpayers to deduct interest up to the sum of 50% of adjusted taxable income and permits net operating loss carryovers to offset 100% of taxable income for taxable years beginning before 2021. As of June 30, 2020, the CARES Act did not have significant impact on our effective tax rate.
Americas Results of Operations

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2020	2019	Change	2020	2019	Change
Revenue	$199,700	$327,142	(39.0)%	$495,487	$599,864	(17.4)%
Direct operating expenses[1]	108,301	135,974	(20.4)%	243,524	266,493	(8.6)%
SG&A expenses[1]	45,428	55,482	(18.1)%	98,757	107,118	(7.8)%
Segment Adjusted EBITDA	47,019	136,747	(65.6)%	154,977	227,876	(32.0)%
1Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
Three Months
Revenue decreased $127.4 million, or 39.0%, during the three months ended June 30, 2020 compared to the same period of 2019. Revenue in our Americas segment was adversely affected by COVID-19 as cities and states throughout the U.S. were locked down to limit the spread of the virus, resulting in reduced customer demand and the loss of advertising campaigns. This resulted in decreases in revenue across our products, including a decrease in digital revenue from billboards and street furniture of $44.9 million, or 55.6%, and decreases in revenue from print billboards, airport displays, other transit displays and wallscapes of $41.8 million, $22.0 million, $8.3 million and $5.6 million, respectively. Compared to the same period of 2019, Americas total digital revenue decreased $56.9 million, or 53.7%, to $49.0 million for the three months ended June 30, 2020, including $35.9 million from billboards and street furniture. Revenue generated from national sales comprised 37.3% and 41.1% of total revenue for the three months ended June 30, 2020 and 2019, respectively, while the remainder of revenue was generated from local sales.
Direct operating expenses decreased $27.7 million, or 20.4%, during the three months ended June 30, 2020 compared to the same period of 2019 primarily due to lower site lease expenses related to lower revenue and renegotiated contracts with landlords and municipalities.
SG&A expenses decreased $10.1 million, or 18.1%, during the three months ended June 30, 2020 compared to the same period of 2019. Lower employee compensation costs, driven by operating cost savings initiatives implemented by the Company in response to COVID-19 and lower revenue, were partially offset by higher bad debt expense.
Six Months
Revenue decreased $104.4 million, or 17.4%, during the six months ended June 30, 2020 compared to the same period of 2019. As previously described, revenue in our Americas segment was adversely affected by COVID-19 during the second quarter of 2020, resulting in decreases in revenue across our products. Digital revenue from billboards and street furniture decreased $34.2 million, or 24.4%, with the decline related to COVID-19 partially offset by the deployment of new digital displays, and revenue from print billboards, airport displays, and other transit displays decreased $34.0 million, $18.4 million and $9.4 million, respectively. Compared to the same period of 2019, Americas total digital revenue decreased $40.3 million, or 21.4%, to $147.8 million for the six months ended June 30, 2020, including $105.8 million from billboards and street furniture. Revenue generated from national sales comprised 37.5% and 39.4% of total revenue for the six months ended June 30, 2020 and 2019, respectively, while the remainder of revenue was generated from local sales.

Direct operating expenses decreased $23.0 million, or 8.6%, during the six months ended June 30, 2020 compared to the same period of 2019 primarily due to lower site lease expenses related to lower revenue and renegotiated contracts with landlords and municipalities.
SG&A expenses decreased $8.4 million, or 7.8%, during the six months ended June 30, 2020 compared to the same period of 2019. Lower employee compensation costs, driven by operating cost savings initiatives implemented by the Company in response to COVID-19 and lower revenue, were partially offset by higher bad debt expense.
Europe Results of Operations

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2020	2019	Change	2020	2019	Change
Revenue	$107,346	$290,437	(63.0)%	$319,036	$534,332	(40.3)%
Direct operating expenses[1]	130,896	184,847	(29.2)%	304,492	358,754	(15.1)%
SG&A expenses[1]	46,426	60,751	(23.6)%	99,557	115,955	(14.1)%
Segment Adjusted EBITDA	(68,819)	46,536	(247.9)%	(82,930)	63,017	(231.6)%
1Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
Three Months
Revenue decreased $183.1 million, or 63.0%, during the three months ended June 30, 2020 compared to the same period of 2019. Excluding the $2.2 million impact of movements in foreign exchange rates, revenue decreased $180.9 million, or 62.3%. Revenue in our Europe segment was adversely affected by COVID-19 as governments locked down countries experiencing concentrated outbreaks of the virus, resulting in reduced customer demand and the loss of advertising campaigns. During the second quarter of 2019, COVID-19 had a negative impact on our revenues in each country in which we have operations, with the largest decreases occurring in France, the United Kingdom ("U.K."), Spain, Switzerland, Sweden and Italy. Digital revenue decreased $51.1 million, or 64.7%, to $27.8 million for the three months ended June 30, 2020. Excluding the $0.9 million impact of movements in foreign exchange rates, digital revenue decreased $50.2 million, or 63.6%.
 Direct operating expenses decreased $54.0 million, or 29.2%, during the three months ended June 30, 2020 compared to the same period of 2019. Excluding the $3.3 million impact of movements in foreign exchange rates, direct operating expenses decreased $50.7 million, or 27.4%. Direct operating expenses decreased in each country in which we have operations, with the largest decreases occurring in Spain, the U.K, Switzerland and France. The largest drivers of these decreases were lower site lease expense driven by lower revenue and renegotiated contracts with landlords and municipalities and lower production, subcontractor, cleaning and maintenance costs driven by lower revenue.
SG&A expenses decreased $14.3 million, or 23.6% during the three months ended June 30, 2020 compared to the same period of 2019. Excluding the $1.1 million impact of movements in foreign exchange rates, SG&A expenses decreased $13.3 million, or 21.8%. This decrease is largely due to lower employee compensation expense related to lower revenue, operating cost savings initiatives implemented by the Company and governmental support and wage subsidies received in response to COVID-19, with the largest SG&A decreases occurring in France and the U.K.
Six Months
Revenue decreased $215.3 million, or 40.3% during the six months ended June 30, 2020 compared to the same period of 2019. Excluding the $8.5 million impact of movements in foreign exchange rates, revenue decreased $206.8 million, or 38.7%. As previously described, revenue in our Europe segment was adversely affected by COVID-19 during 2020, resulting in a decrease in revenue in each country in which we have operations, with the largest decreases occurring in France, the U.K, Spain, Switzerland, Sweden and Italy. The non-renewal of certain contracts in Switzerland and Spain also contributed to the overall decrease in revenue, which was partially offset by new contracts in France and Switzerland. Digital revenue decreased $50.9 million, or 35.6%, to $92.0 million for the six months ended June 30, 2020. Excluding the $2.9 million impact of movements in foreign exchange rates, digital revenue decreased $48.0 million, or 33.6%.

Direct operating expenses decreased $54.3 million, or 15.1%, during the six months ended June 30, 2020 compared to the same period of 2019. Excluding the $8.2 million impact of movements in foreign exchange rates, direct operating expenses decreased $46.0 million, or 12.8%. Direct operating expenses decreased in most countries in which we have operations, with the largest decreases occurring in Spain, Switzerland, the U.K, Norway and Sweden. The primary drivers of these decreases were lower site lease expense driven by lower revenue and renegotiated contracts with landlords and municipalities; lower production, subcontractor, cleaning and maintenance costs driven by lower revenue; lower direct operating expenses related to the non-renewal of certain contracts in Switzerland and Spain; and lower employee compensation expense related to operating cost savings initiatives implemented by the Company and governmental support and wage subsidies received in response to COVID-19. This was partially offset by higher fixed site lease expense related to the new contract in France.
SG&A expenses decreased $16.4 million, or 14.1%, during the six months ended June 30, 2020 compared to the same period of 2019. Excluding the $2.7 million impact of movements in foreign exchange rates, SG&A expenses decreased $13.7 million, or 11.8%. This decrease is largely due to lower employee compensation expense related to lower revenue, operating cost savings initiatives implemented by the Company and governmental support and wage subsidies received in response to COVID-19, with the largest SG&A decreases occurring in France and the U.K.
Other Results of Operations

(In thousands)	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2020	2019	Change	2020	2019	Change
Revenue	$7,860	$80,436	(90.2)%	$51,192	$150,935	(66.1)%
Direct operating expenses[1]	15,356	42,208	(63.6)%	56,806	85,609	(33.6)%
SG&A expenses[1]	7,834	18,488	(57.6)%	25,078	34,614	(27.5)%
Segment Adjusted EBITDA[2]	(15,255)	20,141	(175.7)%	(30,442)	31,361	(197.1)%
1Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
2Our Latin America business represented ($5.7) million and $5.5 million of Other Segment Adjusted EBITDA for the three months ended June 30, 2020 and 2019, respectively, and ($3.8) million and $8.3 million of Other Segment Adjusted EBITDA for the six months ended June 30, 2020 and 2019, respectively.
Three Months
Revenue decreased $72.6 million, or 90.2%, during the three months ended June 30, 2020 compared to the same period of 2019. Excluding the $1.1 million impact of movements in foreign exchange rates, revenue decreased $71.5 million, or 88.9%, largely due to the sale of our Clear Media business. Revenue from our Latin America business was $3.4 million and $23.0 million for the three months ended June 30, 2020 and 2019, respectively. The decrease in Latin America revenue is due to the adverse impact of COVID-19 on our operations.
Direct operating expenses decreased $26.9 million, or 63.6%, during the three months ended June 30, 2020 compared to the same period of 2019. Excluding the $1.7 million impact of movements in foreign exchange rates, direct operating expenses decreased $25.2 million, or 59.6%, primarily due to the sale of our Clear Media business. Direct operating expenses from our Latin America business were $5.5 million and $11.1 million for the three months ended June 30, 2020 and 2019, respectively.
SG&A expenses decreased $10.7 million, or 57.6%, during the three months ended June 30, 2020 compared to the same period of 2019. Excluding the $1.1 million impact of movements in foreign exchange rates, SG&A expenses decreased $9.6 million, or 51.9%, primarily due to the sale of our Clear Media business. SG&A expenses from our Latin America business were $3.8 million and $6.4 million for the three months ended June 30, 2020 and 2019, respectively.
Six Months
Revenue decreased $99.7 million, or 66.1%, during the six months ended June 30, 2020 compared to the same period of 2019. Excluding the $3.6 million impact of movements in foreign exchange rates, revenue decreased $96.2 million, or 63.7%, largely due to the sale of our Clear Media business. Revenue from our Latin America business was $21.9 million and $41.6 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in Latin America revenue is primarily due to the adverse impact of COVID-19 on our operations.
Direct operating expenses decreased $28.8 million, or 33.6%, during the six months ended June 30, 2020 compared to the same period of 2019. Excluding the $3.9 million impact of movements in foreign exchange rates, direct operating expenses decreased $24.9 million, or 29.1%, primarily due to the sale of our Clear Media business. Direct operating expenses from our Latin America business were $16.4 million and $21.6 million for the six months ended June 30, 2020 and 2019, respectively.

SG&A expenses decreased $9.5 million, or 27.5%, during the six months ended June 30, 2020 compared to the same period of 2019. Excluding the $2.0 million impact of movements in foreign exchange rates, SG&A expenses decreased $7.6 million, or 21.9%, primarily due to the sale of our Clear Media business. SG&A expenses from our Latin America business were $9.5 million and $11.8 million for the six months ended June 30, 2020 and 2019, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
        The following discussion highlights cash flow activities during the six months ended June 30, 2020 and 2019:

(In thousands)	Six Months Ended June 30,
	2020	2019
Net cash provided by (used for):
Operating activities	$(24,422)	$55,135
Investing activities	$149,576	$(76,687)
Financing activities	$138,392	$208,328
 Operating Activities
Net cash used for operating activities was $24.4 million during the six months ended June 30, 2020 compared to $55.1 million of net cash provided by operating activities during the six months ended June 30, 2019.
•During the six months ended June 30, 2020, net loss as adjusted for non-cash and non-operating items, most notably depreciation and amortization, impairment charges and gain on disposal of operating and other assets, resulted in $215.2 million of net cash outflows from operating activities. This was partially offset by changes in working capital balances, which resulted in $190.7 million of net cash inflows, primarily driven by a decrease in accounts receivable as collections exceeded sales due to the adverse impact of COVID-19.
•During the six months ended June 30, 2019, net loss as adjusted for non-cash and non-operating items, most notably depreciation and amortization, resulted in $6.6 million of net cash outflows from operating activities. This was more than offset by changes in working capital balances, which resulted in $61.8 million of net cash inflows, driven primarily by a change in interest payment terms from weekly to semi-annually as a result of the Separation.
        Cash paid for interest decreased $6.0 million, to $155.2 million during the six months ended June 30, 2020 compared to $161.2 million during the same period of 2019.
Investing Activities
        Net cash provided by (used for) investing activities primarily reflects the April 2020 sale of Clear Media, resulting in $216.0 million of net proceeds, which is net of cash retained by Clear Media, and our capital expenditures as follows:

(In thousands)	Six Months Ended June 30,
	2020	2019
Americas(1)	$31,896	$27,338
Europe(2)	19,422	34,425
Other(3)	8,385	9,059
Corporate(4)	7,260	8,459
Total	$66,963	$79,281
(1)Construction and sustaining activities for billboards and other out-of-home advertising displays, including digital boards
(2)Construction and sustaining activities for our street furniture and other out-of-home advertising displays, including digital boards
(3)Transit advertising structure additions and purchase of concession rights in China (prior to the sale of Clear Media on April 28, 2020)
(4)Build-out of IT infrastructure due to the Separation, as well as equipment and software purchases
Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2020 primarily reflected the cautionary draw of $150.0 million that we made under our Revolving Credit Facility to enhance liquidity and preserve financial flexibility during the economic downturn resulting from COVID-19, partially offset by principal payments of $10.0 million on our Term Loan Facility in accordance with the terms of the Senior Secured Credit Agreement.

Net cash provided by financing activities during the six months ended June 30, 2019 reflected primarily reflected net transfers of $159.2 million in cash from iHeartCommunications, including settlement of the Due from iHeartCommunications Note upon consummation of the Separation, as well as $43.8 million of proceeds from the issuance of mandatorily-redeemable preferred stock, net of fees and expenses. Additionally, net cash provided by financing activities increased by $35.0 million due to the refinancing of the CCWH Senior Subordinated Notes, partially offset by $26.8 million of debt issuance costs.
Anticipated Cash Requirements
Trends and Uncertainties
        COVID-19's extensive impact on the global advertising market had a significant negative impact on our results of operations in both our Americas and Europe segments during the second quarter of 2020.
Throughout the second quarter, we took measures to increase our liquidity and preserve and strengthen our financial flexibility, including the following:
•Renegotiated contracts with landlords and municipalities to better align fixed site lease expenses with reductions in revenue;
•Cut compensation costs through reductions in salaries, bonuses and employee hours, as well as hiring freezes and furloughs;
•Obtained European governmental support and wage subsidies;
•Eliminated and reduced discretionary expenses;
•Deferred capital expenditures; and
•Deferred site lease and other payments to optimize working capital levels.
We believe that our cash on hand and additional availability under our credit facilities, combined with cash flows from operations and our continued savings initiatives and additional sources of liquidity, as discussed below within "Sources of Capital and Liquidity," will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. However, our anticipated results are subject to significant uncertainty and may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our ability to meet our funding requirements depends on the impacts from these uncertainties, including the impacts related to COVID-19, our future operating performance, our cash flow from operations, and our ability to manage our liquidity and obtain supplemental liquidity, if necessary. Additional factors may emerge that could cause our expectations to change. If we are unable to generate sufficient cash through our operations or obtain sources of supplemental liquidity, we could face substantial liquidity problems, which could have a material adverse effect on our financial condition and on our ability to meet our obligations. We may take further cost-cutting measures beyond those discussed above to generate short-term liquidity in the event of an unanticipated need for cash. In addition, we regularly consider, and enter into discussions with our lenders related to, potential financing alternatives, which may include supplemental liquidity through issuances of secured or unsecured debt or other capital-raising transactions.
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
Sources of Capital and Liquidity
        Our primary sources of liquidity are cash on hand, cash flow from operations, our Senior Secured Credit Facilities and our Receivables-Based Credit Facility. In March 2020, we borrowed $150.0 million under our Revolving Credit Facility to enhance liquidity and preserve financial flexibility, and in May 2020 we received $216.0 million of net cash proceeds from the sale of our Clear Media business, contributing to an increase in our cash and cash equivalents balance. As of June 30, 2020, we had $662.1 million of cash on our balance sheet, including $316.7 million of cash held outside the U.S. by our subsidiaries. Additionally, we had excess availability of $15.7 million under our Receivables-Based Credit Facility and $4.8 million under our Revolving Credit Facility, subject to limitations in the CCWH Senior Notes Indenture.

Additionally, we have recently taken several incremental measures to increase our liquidity and preserve and strengthen our financial flexibility:
•In May 2020, we issued the CCIBV Note through our indirect wholly-owned subsidiary and then transferred this note to the holder of our mandatorily-redeemable preferred stock (the "Preferred Stock") in exchange for the Preferred Stock, which remains outstanding and is held by one of our affiliates and eliminated upon consolidation. This transfer of the Preferred Stock to an affiliate effectively eliminated certain restrictions on our flexibility to potentially pursue liquidity-enhancing capital structure transactions.
•In June 2020, we amended our senior secured credit agreement, thereby suspending the springing financial covenant through June 30, 2021 and delaying the scheduled financial covenant step-down until March 31, 2022. In addition, for all reporting periods through September 30, 2021, we are required to maintain minimum cash on hand and availability under our receivables-based credit facility and Revolving Credit Facility of $150 million. We expect this amendment to support our efforts to manage through the uncertainties caused by the unprecedented COVID-19 situation while maintaining compliance with the terms of our Revolving Credit Facility.
•In August 2020, we issued $375.0 million aggregate principal amount of CCIBV Senior Secured Notes, due 2025, through our indirect wholly-owned subsidiary. A portion of these proceeds was used to pay the CCIBV Note in full, to include paid-in-kind interest, and the remainder of the proceeds will be used for general corporate purposes, including to fund the operating expenses and capital expenditures of our Europe segment.
Uses of Capital and Liquidity
Our primary uses of liquidity are for our working capital used to fund the operations of the business, capital expenditures and debt service.
The primary driver of our capital expenditure requirements is the construction of new advertising structures, including the deployment of digital displays in accordance with our long-term strategy to digitize our network as an alternative to traditional methods of displaying our clients' advertisements. As previously described, in light of the rapidly-evolving impact of COVID-19 and the uncertainty around the related economic downturn, we deferred capital expenditures during the second quarter of 2020, resulting in a decrease in our capital expenditures for the second quarter of 2020 as compared to the same period of 2019.
A substantial amount of our cash requirements is for debt service obligations. In April 2020, we elected to change the payment terms for interest on our Senior Secured Credit Facilities from monthly to every three months, and during the six months ended June 30, 2020, we spent $155.2 million of cash to pay interest on our debt. After giving effect to the issuance of the CCIBV Senior Secured Notes, we anticipate having approximately $166.4 million of cash interest payment obligations during the remainder 2020 and $360.3 million of cash interest payment obligations in 2021. Additionally, during the six months ended June 30, 2020 we made $10.0 million in principal payments on the Term Loan Facility, and we anticipate making $10.0 million of additional principal payments on the Term Loan Facility during the remainder of the year. Our next material debt maturity is in 2024 when $1.9 billion of CCWH Senior Notes and $150.0 million outstanding under the Revolving Credit Facility are due. Refer to Note 4 to our Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a detail of our debt outstanding as of June 30, 2020.
We also have future cash obligations under various types of contracts, including non-cancelable operating leases and other non-cancelable contracts. As previously described, we have successfully renegotiated contracts with landlords and municipalities in both the U.S. and Europe in order to better align fixed site lease expenses with reductions in revenue as we continue to be impacted by COVID-19, and we have also deferred site lease and other payments when possible.
Debt Covenants
The Senior Secured Credit Agreement contains a springing financial covenant, applicable solely to the Revolving Credit Facility if the balance of the Revolving Credit Facility is greater than $0 and undrawn letters of credit exceed $10 million, that generally requires compliance with a first lien net leverage ratio of 7.60 to 1.00, with a step-down to 7.10 to 1.00 originally scheduled to commence with the last day of the fiscal quarter ending June 30, 2021. In June 2020, we amended the Senior Secured Credit Agreement to suspend the springing financial covenant of the Revolving Credit Facility from the third quarter of 2020 through the second quarter of 2021. This amendment also delays the timing of the financial covenant step-down of the first lien net leverage ratio until the first quarter of 2022. During the suspension period, we are required to maintain minimum liquidity of $150 million, including cash on hand and availability under our receivables-based credit facility and Revolving Credit Facility, and we agreed not to make voluntary restricted payments with certain exceptions. Our first lien leverage ratio, which is calculated by dividing first lien debt by EBITDA (as defined by the Senior Secured Credit Agreement) for the preceding four quarters, was 6.55 to 1.00 as of June 30, 2020.

First lien debt and EBITDA (as defined in the Senior Secured Credit Agreement) are presented herein because they are material components of the first lien net leverage ratio contained in the Senior Secured Credit Agreement. The following table presents a calculation of our first lien debt for the four quarters ended June 30, 2020:

Four Quarters Ended
(In millions)	June 30, 2020
Term Loan Facility	$1,985.0
Revolving Credit Facility	150.0
Clear Channel Outdoor Holdings 5.125% Senior Notes Due 2027	1,250.0
Other debt	5.4
Less: Cash and cash equivalents	(662.1)
First lien debt(1)	$2,728.3
(1)Due to rounding, the total may not equal the sum of the line items in the table above.
As required by the definition of EBITDA in the Senior Secured Credit Agreement, our EBITDA (as defined in the Senior Secured Credit Agreement) for the preceding four quarters of $416.3 million is calculated as operating income (loss) before depreciation and amortization, impairment charges and share-based compensation, further adjusted for the following: (i) interest income; (ii) charges, expenses or reserves in respect of any restructuring, relocation, redundancy or severance expense or one-time compensation charges; (iii) certain adjustments for pro forma "run rate" cost savings, operating expense reductions and other synergies related to acquisitions, dispositions and other specified transactions or related to restructuring initiatives, cost savings initiatives, entry into new contracts or other initiatives; and (iv) various other items.
        The following table reflects a reconciliation of EBITDA (as defined by the Senior Secured Credit Agreement) to operating income and net cash provided by operating activities for the four quarters ended June 30, 2020:

Four Quarters Ended
(In millions)	June 30, 2020
EBITDA (as defined by the Senior Secured Credit Agreement)	$416.3
Less adjustments to EBITDA (as defined by the Senior Secured Credit Agreement):
Charges, expenses or reserves in respect of any restructuring, relocation, redundancy or severance expense or one-time compensation charges	(17.0)
Cost savings initiatives	(99.4)
Gain on disposal of operating and other assets, net, and other items	70.8
Less: Depreciation and amortization, Impairment charges, Share-based compensation and Interest income	(442.4)
Operating loss(1)	(71.7)
Plus: Depreciation and amortization, Impairment charges, Loss (gain) on disposal of operating and other assets, net and Share-based compensation	361.7
Less: Interest expense, net	(375.6)
Less: Current income tax expense	(22.2)
Less: Other expense, net	(29.7)
Adjustments to reconcile consolidated net loss to net cash provided by (used for) operating activities (including Credit losses, Amortization of deferred financing charges and note discounts, net, Foreign exchange transaction loss and Other reconciling items, net)	40.8
Change in operating assets and liabilities, net	231.6
Net cash provided by operating activities(1)	$135.0
(1)Due to rounding, the total may not equal the sum of the line items in the table above.

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
As of June 30, 2020, we were in compliance with the covenants contained in our financing agreements.
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
        The following summary financial information of the Obligor Group, which includes the parent guarantor, the issuer and the subsidiary guarantors, is provided in conformity with the SEC’s Regulation S-X Rule 13-01:

(In thousands)	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Results of Operations Data:
Revenue	$493,274	$1,263,657
Operating income (loss)	(102,575)	239,307
Net loss attributable to the Obligor Group	(273,783)	(292,916)

	As of	As of
(In thousands)	June 30, 2020	December 31, 2019
Select Asset and Liability Data:
Cash and cash equivalents	$344,167	$287,773
Other current assets	217,956	265,368
Property, plant and equipment, net	621,698	669,402
Notes receivable from related-party non-guarantors	305,581	306,679
Other assets(1)	2,679,259	2,794,351
Current liabilities (excluding current portion of long-term debt)	369,684	397,107
Long-term debt (including current portion of long-term debt)	5,227,737	5,083,988
Mandatorily-redeemable preferred stock	—	44,912
Notes payable to related-party non-guarantors	80,299	80,146
Other non-current liabilities	1,410,211	1,422,997
(1) Investments in non-guarantor subsidiaries have been excluded from the presentation of Other assets.

        As of June 30, 2020, CCWH had $1,901.5 million of CCWH Senior Notes outstanding. The CCWH Senior Notes are guaranteed, jointly and severally, irrevocably and unconditionally, on an unsecured senior basis, by the Company and certain of the Company’s existing and future subsidiaries (the “Guarantors”). Not all of the Company’s subsidiaries guarantee the CCWH Senior Notes. The Company’s subsidiaries that do not guarantee the CCWH Senior Notes (the “Non-Guarantor Subsidiaries”) include all foreign subsidiaries of the Company, all non-wholly-owned subsidiaries of the Company, certain domestic subsidiaries and all immaterial subsidiaries. The CCWH Senior Notes are structurally subordinated to all existing and future obligations of the Non-Guarantor Subsidiaries, and the claims of creditors of the Non-Guarantor Subsidiaries, including trade creditors, will have priority as to the assets of these subsidiaries. In the event of a bankruptcy, liquidation or reorganization of any of the Non-Guarantor Subsidiaries, holders of their indebtedness and their trade and other creditors will generally be entitled to payment of their claims from the assets of those subsidiaries before any assets are made available for distribution to CCWH and, in turn, to its creditors.
        In addition, as of June 30, 2020, CCWH guaranteed $1,250.0 million principal amount of CCOH Senior Secured Notes, $1,985.0 million of borrowings under the Term Loan Facility, $150.0 million of borrowings and $20.2 million of letters of credit under the Revolving Credit Facility, and $63.3 million of letters of credit under the Receivables-Based Credit Facility. All of the subsidiaries of CCOH that guarantee the CCWH Senior Notes are guarantors of this secured indebtedness. The CCWH Senior Notes are effectively subordinated to, and the guarantee of each Guarantor of the CCWH Senior Notes is effectively subordinated to, the CCOH Senior Secured Notes, the Term Loan Facility, the Revolving Credit Facility and the Receivables-Based Credit Facility, to the extent of the value of the assets securing such indebtedness.
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
        Due to COVID-19, we have updated certain of our estimates and assumptions that affect the reported amounts of assets and liabilities from that of which was reported in our 2019 Annual Report on Form 10-K, as described below. There continues to be a high level of uncertainty in estimating our expected economic and operational impacts relative to COVID-19 as it is an evolving situation. As expected impacts from COVID-19 are revised, our estimates and assumptions may change, and we may experience further potential impacts to our financial statements in future periods.

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
        Due to COVID-19 we tested our intangible assets for impairment and recognized an impairment charge of $123.1 million in the first quarter of 2020, related to permits in multiple markets in our Americas segment, primarily driven by reductions in projected cash flows and an increased discount rate. In determining the fair value of our billboard permits, the following key assumptions were used:
•Industry revenue growth forecasts used for the initial four-year period, which varied by market, included an average growth of 2.4% over the next two years, factoring in the impacts related to COVID-19, and between 2.9% and 3.0% during the remaining two years;
•Revenue growth beyond the initial four-year period was assumed to be 3.0%;
•Revenue was grown over a build-up period, reaching maturity by the second year;
•Operating margins gradually climb to the industry average margin (as high as 53.3%, depending on market size) by the third year; and
•Discount rate was assumed to be 10.0%.
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
The estimated fair value of our billboard permits at March 31, 2020 was $1.9 billion. As of June 30, 2020, the carrying value of our billboard permits was $0.8 billion which reflects the impairment charge recognized in the first quarter of 2020 discussed above.
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

        As previously described, we changed our presentation of segment information as of January 1, 2020 to reflect changes in the way the business is managed and resources are allocated by the CODM. This resulted in a change to our operating segments and certain reporting units. Corresponding with the change in our reporting units, we tested goodwill for impairment immediately before and after the change utilizing a discount rate of approximately 8.5% to 10.0% for each of our reporting units and an estimated perpetual growth rate of 3.0%. This testing did not identify impairment. Additionally, due to the expected impacts from COVID-19, we tested our goodwill for impairment as of March 31, 2020 in accordance with ASC 350-20-35; however, this did not result in any impairment of goodwill during the three months ended March 31, 2020. In determining the fair value of our reporting units, we used the following assumptions:
•Expected cash flows underlying our business plans for the periods 2020 through 2024, which are based on detailed, multi-year forecasts performed by each of our operating segments and reflect the advertising outlook across our businesses;
•Cash flows beyond 2024 are projected to grow at a perpetual growth rate, which we estimated at 3.0%; and
•In order to risk-adjust the cash flow projections in determining fair value, we utilized a discount rate of approximately 9.5% to 11.0% for each of our reporting units.
Based on our assessment using the assumptions described above, a hypothetical 10% reduction in the estimated fair value in each of our reporting units would not result in a material impairment condition.
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
        A wide range of factors could materially affect future developments and performance, including, but not limited to:
•the magnitude of the impact of the COVID-19 pandemic on our operations and on general economic conditions;
•risks associated with weak or uncertain global economic conditions and their impact on the level of expenditures on advertising;
•our ability to service our debt obligations and to fund our operations and capital expenditures;
•industry conditions, including competition;

•our ability to obtain key municipal concessions for our street furniture and transit products;
•fluctuations in operating costs;
•technological changes and innovations;
•shifts in population and other demographics;
•other general economic and political conditions in the U.S. and in other countries in which we currently do business, including those resulting from recessions, political events and acts or threats of terrorism or military conflicts;
•changes in labor conditions and management;
•the impact of future dispositions, acquisitions and other strategic transactions;
•legislative or regulatory requirements;
•regulations and consumer concerns regarding privacy and data protection;
•a breach of our information security measures;
•restrictions on outdoor advertising of certain products;
•fluctuations in exchange rates and currency values;
•risks of doing business in foreign countries;
•third-party claims of intellectual property infringement, misappropriation or other violation against us;
•the risk that the Separation could result in significant tax liability or other unfavorable tax consequences to us and impair our ability to utilize our federal income tax net operating loss carryforwards in future years;
•the risk that we may be more susceptible to adverse events following the Separation;
•the risk that we may be unable to replace the services iHeartCommunications provided us in a timely manner or on comparable terms;
•our dependence on our management team and other key individuals;
•the risk that indemnities from iHeartMedia will not be sufficient to insure us against the full amount of certain liabilities;
•volatility of our stock price;
•the impact of our substantial indebtedness, including the effect of our leverage on our financial position and earnings;
•the ability of our subsidiaries to dividend or distribute funds to us in order for us to repay our debts;
•the restrictions contained in the agreements governing our indebtedness limiting our flexibility in operating our business;
•the effect of analyst or credit ratings downgrades;
•our ability to regain compliance with the continued listing criteria of the New York Stock Exchange and continue to comply with other applicable listing standards within the available cure period; and
•certain other factors set forth in our other filings with the SEC.
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

Our foreign operations reported a net loss of $51.0 million and $165.4 million for the three and six months ended June 30, 2020. We estimate that a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net loss for the three and six months ended June 30, 2020 by $5.1 million and $16.5 million, respectively, and a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have increased our net loss for the three and six months ended June 30, 2020 by a corresponding amount. This analysis does not consider the implications that such currency fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.
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
ITEM 4.  CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 at the reasonable assurance level.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
China Investigation
        Two former employees of Clear Media have been convicted in China of certain crimes, including the crime of misappropriation of funds, and sentenced to imprisonment. We are not aware of any litigation, claim or assessment pending against us in relation to this investigation. We advised both the SEC and the DOJ of this investigation and are cooperating to provide documents, interviews and information to the agencies. Subsequent to the announcement that we were considering a strategic review of our stake in Clear Media, in March 2020, we received a subpoena from the staff of the SEC and a Grand Jury subpoena from the United States Attorney's Office for the Eastern District of New York, both in connection with the previously disclosed investigation. For additional information related to the China investigation, refer to Note 5 to our Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
On March 11, 2020, the COVID-19 outbreak was characterized as a pandemic by the World Health Organization. In response to the pandemic, governments around the world have implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, work-from-home orders and shutdowns. These measures have impacted and may further impact all or portions of our workforce and operations, the behavior of our advertising customers and of consumers, and the operations of our suppliers. Our business, along with the global economy, has been adversely affected by these measures, which have resulted in significant reductions in time spent out of home by consumers, reductions in advertising spending, reductions in consumer spending, volatile economic conditions and business disruptions across markets globally.
Our results of operations were negatively impacted by the COVID-19 pandemic in the first half of the year. Due to the continued global spread of COVID-19, including throughout the U.S., we anticipate continued significant adverse effects on our results of operations throughout our business during the second half of the year as customers continue to defer buying decisions and reduce marketing spend. The COVID-19 pandemic has caused a significant reduction in time spent out-of-home as a result of work-from-home orders, a reduction in time spent in airports as a result of travel restrictions and a general decrease in consumer spending. The COVID-19 pandemic has caused an economic slowdown, and it is possible that it could cause a prolonged global recession. Expenditures by advertisers tend to be cyclical, reflecting economic conditions and budgeting and buying patterns. Economic slowdown, a prolonged recession or continued economic uncertainty as a result of the COVID-19 outbreak is likely to negatively affect our advertising customers. The extent to which COVID-19 will ultimately impact our results will depend on future developments, which are highly uncertain, but we have experienced and are continuing to experience reduced advertising spending, which has and could continue to materially adversely impact our business, results of operations and overall financial performance in future periods.
During the second quarter, the COVID-19 pandemic also significantly increased economic and demand uncertainty and led to disruption and volatility in the global capital markets, which may continue in the third quarter potentially resulting in increased cost of capital and an adverse impact on access to capital.
In recent weeks, new daily cases in certain of the markets in which we operate have continued to fall and shelter-in-place orders have been lifted in part. However, a resurgence in COVID-19 cases could result in restrictions being reinstated, and it is unclear when an economic recovery could start and what a recovery will look like as countries emerge from this unprecedented shutdown of the global economy.

These and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks described in the “Risk Factors” section in our Annual Report on Form 10-K for the Year Ended December 31, 2019. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, the duration of the outbreak, travel restrictions, business closures or business disruption, a reduction in time spent out of home and the actions taken throughout the world, including in our markets, to contain the coronavirus or treat its impact. The severity, magnitude and duration of the COVID-19 pandemic is uncertain, rapidly changing and hard to predict and depends on events beyond our knowledge or control. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. As a result, we cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, results of operations, financial condition and cash flows.
If we cannot meet the continued listing requirements of the New York Stock Exchange (“NYSE”), the NYSE may delist our common stock, which would have an adverse impact on the trading, liquidity and market price of our common stock.
On August 4, 2020, we received written notification from the New York Stock Exchange (the “NYSE”) that we were not in compliance with an NYSE continued listing standard in Rule 802.01C of the NYSE Listed Company Manual ("Section 802.01C") because the average closing price of our common stock fell below $1.00 over a period of 30 consecutive trading days.
Pursuant to Section 802.01C, we have a period of six months following the receipt of the notice to regain compliance with the minimum share price requirement, or until our next annual meeting of stockholders if stockholder approval is required to cure the share price non-compliance, as would be the case to effectuate a reverse stock split. We intend to timely respond to the NYSE with respect to our intent to cure the deficiency and return to compliance with the NYSE continued listing requirements. We intend to regain compliance with the requirements of Section 802.01C by implementing a reverse stock split, subject to approval by our board of directors and the stockholders at the next annual meeting of stockholders, if we do not achieve an accelerated cure prior to the cure deadline. The number of shares available on the public market following a reverse stock split would be reduced significantly, which may affect the volume and liquidity of our common stock.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
        The following table sets forth our purchases of shares of our common stock made during the quarter ended June 30, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	458,382	$0.60	—	$—
May 1 through May 31	3,974	$0.79	—	—
June 1 through June 30	114,029	$0.98	—	—
Total	576,385	$0.68	—	$—
(1)The shares indicated consist of shares of our common stock tendered by employees to us during the three months ended June 30, 2020 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1
Certificate of Designations of Series B Preferred Stock of the Company, as filed with the Secretary of State of the State of Delaware on May 19, 2020 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on May 19, 2020).

4.1
Rights Agreement, dated as of May 19, 2020, between the Company and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 19, 2020).

10.1
First Amendment to Credit Agreement, dated as of June 12, 2020, among the Company, the other loan parties thereto and Deutsche Bank AG New York Branch, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 15, 2020).

22.1*	List of Subsidiary Guarantors.
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL).
__________________
* Filed herewith.
** Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

August 7, 2020	/s/ JASON A. DILGER
Jason A. Dilger
Chief Accounting Officer