Form 10-Q
period 2020-09-30
Clear Channel Outdoor Holdings, Inc.
filed 2020-11-09
CIK 1334978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2020
- - - - - - - - - - - - - - - - - - - - - - - - - -	- - - - - - - - - - - - - - - - - - - - - - - - - -
Common Stock, $0.01 par value per share	467,275,942

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2020	December 31, 2019
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$844,980	$398,858
Accounts receivable	457,189	733,471
Less: Allowance for credit losses	(27,234)	(23,786)
Accounts receivable, net	429,955	709,685
Prepaid expenses	52,009	60,593
Other current assets	28,002	32,755
Total Current Assets	1,354,946	1,201,891
PROPERTY, PLANT AND EQUIPMENT
Structures, net	693,809	953,545
Other property, plant and equipment, net	204,194	257,609
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived permits	826,528	965,863
Other intangible assets, net	297,724	326,665
Goodwill	699,873	704,158
OTHER ASSETS
Operating lease right-of-use assets	1,652,722	1,885,482
Other assets	71,720	98,075
Total Assets	$5,801,516	$6,393,288
CURRENT LIABILITIES
Accounts payable	$107,801	$94,588
Accrued expenses	441,711	503,939
Current operating lease liabilities	349,122	387,882
Deferred revenue	83,421	84,035
Accrued interest	48,947	89,786
Current portion of long-term debt	21,474	20,294
Total Current Liabilities	1,052,476	1,180,524
NON-CURRENT LIABILITIES
Long-term debt	5,573,914	5,063,724
Mandatorily-redeemable preferred stock	—	44,912
Non-current operating lease liabilities	1,354,222	1,559,743
Deferred tax liability	382,233	416,066
Other long-term liabilities	177,517	183,025
Total Liabilities	8,540,362	8,447,994

Commitments and Contingencies (Note 5)

STOCKHOLDERS’ DEFICIT
Noncontrolling interest	11,436	152,814
Common stock, par value $0.01 per share: 2,350,000,000 shares authorized; 468,539,961 shares issued as of September 30, 2020; 466,744,939 shares issued as of December 31, 2019	4,685	4,667
Additional paid-in capital	3,498,935	3,489,593
Accumulated deficit	(5,907,417)	(5,349,611)
Accumulated other comprehensive loss	(343,480)	(349,552)
Treasury stock (1,314,263 shares held as of September 30, 2020; 504,650 shares held as of December 31, 2019)	(3,005)	(2,617)
Total Stockholders' Deficit	(2,738,846)	(2,054,706)
Total Liabilities and Stockholders' Deficit	$5,801,516	$6,393,288

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$447,505	$653,447	$1,313,220	$1,938,578
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	290,610	358,156	895,432	1,069,012
Selling, general and administrative expenses (excludes depreciation and amortization)	106,871	129,162	330,263	386,849
Corporate expenses (excludes depreciation and amortization)	30,719	37,535	99,722	105,056
Depreciation and amortization	62,427	76,226	204,372	231,476
Impairment charges	27,263	5,300	150,400	5,300
Other operating income (expense), net	(5,528)	620	58,051	(1,632)
Operating income (loss)	(75,913)	47,688	(308,918)	139,253
Interest expense, net	90,551	106,776	269,435	329,610
Loss on extinguishment of debt	(5,389)	(96,271)	(5,389)	(101,745)
Loss on Due from iHeartCommunications	—	—	—	(5,778)
Other income (expense), net	6,493	(26,874)	(16,886)	(36,642)
Loss before income taxes	(165,360)	(182,233)	(600,628)	(334,522)
Income tax benefit (expense)	29,516	(30,136)	32,958	(58,806)
Consolidated net loss	(135,844)	(212,369)	(567,670)	(393,328)
Less amount attributable to noncontrolling interest	93	2,929	(17,044)	(2,924)
Net loss attributable to the Company	$(135,937)	$(215,298)	$(550,626)	$(390,404)

Other comprehensive income (loss):
Foreign currency translation adjustments	$1,561	$(10,181)	$(4,418)	$(7,460)
Reclassification adjustments	721	—	721	—
Other adjustments to comprehensive income (loss), net of tax	704	208	685	2,800
Other comprehensive income (loss)	2,986	(9,973)	(3,012)	(4,660)
Comprehensive loss	(132,951)	(225,271)	(553,638)	(395,064)
Less amount attributable to noncontrolling interest	65	(5,543)	(1,836)	(4,980)
Comprehensive loss attributable to the Company	$(133,016)	$(219,728)	$(551,802)	$(390,084)

Net loss attributable to the Company per share of common stock	$(0.29)	$(0.46)	$(1.19)	$(0.99)

See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

(In thousands, except share data)
	Three Months Ended September 30, 2020
	Common Shares Issued	Non-controlling Interest	Controlling Interest					Total
			Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at June 30, 2020	468,367,036	$11,424	$4,684	$3,496,641	$(5,771,481)	$(346,400)	$(2,723)	$(2,607,855)
Net income (loss)		93	—	—	(135,937)	—	—	(135,844)
Exercise of stock options and release of stock awards	172,925	—	1	(53)	—	—	(282)	(334)
Share-based compensation		(50)	—	2,347	—	—	—	2,297
Payments to noncontrolling interests		(96)	—	—	—	—	—	(96)
Other comprehensive income		65	—	—	1	2,920	—	2,986
Balances at September 30, 2020	468,539,961	$11,436	$4,685	$3,498,935	$(5,907,417)	$(343,480)	$(3,005)	$(2,738,846)

(In thousands, except share data)
	Nine Months Ended September 30, 2020
			Controlling Interest					Total
	Common Shares Issued	Non-controlling Interest	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
Balances at December 31, 2019	466,744,939	$152,814	$4,667	$3,489,593	$(5,349,611)	$(349,552)	$(2,617)	$(2,054,706)
Adoption of ASU 2016-13, Credit Losses		—	—	—	(7,181)	—	—	(7,181)
Net loss		(17,044)	—	—	(550,626)	—	—	(567,670)
Exercise of stock options and release of stock awards	1,795,022	—	18	(21)	—	—	(388)	(391)
Share-based compensation		—	—	9,180	—	—	—	9,180
Payments to noncontrolling interests		(294)	—	—	—	—	—	(294)
Clear Media divestiture		(122,204)	—	183	—	7,249	—	(114,772)
Other comprehensive income (loss)		(1,836)	—	—	1	(1,177)	—	(3,012)
Balances at September 30, 2020	468,539,961	$11,436	$4,685	$3,498,935	$(5,907,417)	$(343,480)	$(3,005)	$(2,738,846)
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
See Notes to Consolidated Financial Statements

CLEAR CHANNEL OUTDOOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Consolidated net loss	$(567,670)	$(393,328)
Reconciling items:
Non-cash operating lease expense	261,014	296,377
Depreciation and amortization	204,372	231,476
Impairment charges	150,400	5,300
Loss (gain) on disposal of operating and other assets, net	(69,601)	1,325
Deferred taxes	(49,277)	11,367
Foreign exchange transaction loss	15,618	28,969
Credit losses	15,302	4,769
Share-based compensation	9,180	12,416
Amortization of deferred financing charges and note discounts, net	8,647	7,818
Loss on extinguishment of debt	5,389	101,745
Loss on Due from iHeartCommunications	—	5,778
Other reconciling items, net	(2,860)	(4,978)
Changes in operating assets and liabilities, net of effects of disposition:
Decrease in accounts receivable	143,473	22,413
Decrease (increase) in prepaid expenses	728	(26,491)
Increase in other current assets	(3,365)	(6,662)
Decrease in other operating assets	2,696	17,570
Increase (decrease) in accounts payable	32,302	(6,977)
Increase in accrued expenses	5,674	15,289
Decrease in operating lease liabilities	(249,785)	(314,402)
Increase in deferred revenue	21,956	28,491
Increase (decrease) in accrued interest	(37,626)	28,472
Increase (decrease) in other operating liabilities	(12,001)	2,591
Net cash provided by (used for) operating activities	(115,434)	69,328
Cash flows from investing activities:
Proceeds from disposal of assets, net	218,545	3,651
Purchases of property, plant and equipment	(89,457)	(136,864)
Purchases of concession rights	(3,792)	(2,798)
Other investing activities, net	(1,034)	1,698
Net cash provided by (used for) investing activities	124,262	(134,313)
Cash flows from financing activities:
Draws on credit facilities	150,000	—
Proceeds from long-term debt	375,000	5,475,197
Payments on long-term debt	(69,517)	(5,710,960)
Debt issuance costs	(9,423)	(64,051)
Proceeds from issuance of mandatorily-redeemable preferred stock	—	43,798
Net transfers from iHeartCommunications	—	43,399
Proceeds from settlement of Due from iHeartCommunications	—	115,798
Proceeds from issuance of common stock	—	333,291
Other financing activities, net	(1,087)	(10,680)
Net cash provided by financing activities	444,973	225,792
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13,307)	(5,209)
Net increase in cash, cash equivalents and restricted cash	440,494	155,598
Cash, cash equivalents and restricted cash at beginning of period	417,075	202,869
Cash, cash equivalents and restricted cash at end of period	$857,569	$358,467
Supplemental Disclosures:
Cash paid for interest, including dividends on mandatorily-redeemable preferred stock	$302,097	$294,927
Cash paid for income taxes, net of refunds	$11,312	$24,606
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
The Company changed its presentation of segment information during the first quarter of 2020 to reflect changes in the way the business is managed and resources are allocated by the Company's chief operating decision maker ("CODM"). Effective January 1, 2020, there are two reportable business segments: Americas, which consists of operations primarily in the United States ("U.S."), and Europe, which consists of operations in Europe and Singapore. The Company's remaining operating segments, which do not meet the quantitative thresholds to qualify as reportable segments, are disclosed as "Other." Accordingly, the Company has restated the segment disclosures for prior periods. Refer to Note 2 for additional details.
In March 2020, the World Health Organization categorized coronavirus disease 2019 ("COVID-19") as a pandemic. The duration and severity of the effects of the pandemic remain unknown. In response, the Company has taken and continues to take actions, including cost reduction initiatives such as contract renegotiations, application for governmental aid and reductions in headcount to strengthen its financial position and support the continuity of its platform and operations.
•The Company continues to complete contract negotiations with landlords and municipalities to better align fixed site lease expenses with reductions in revenue. Where applicable, the Company has applied the April supplemental Financial Accounting Standards Board ("FASB") staff guidance regarding accounting for rent concessions resulting from COVID-19. During the three and nine months ended September 30, 2020, the Company recognized reductions of rent expense on lease and non-lease contracts due to negotiated rent abatements of $23.8 million and $53.1 million, respectively. Negotiated deferrals of rent payments did not result in a reduction of rent expense.
•During the three and nine months ended September 30, 2020, the Company received European governmental support and wage subsidies in response to COVID-19 of $7.2 million and $14.7 million, respectively, which have been recorded as reductions in compensation and rent costs.

•During the third quarter of 2020, the Company committed to a restructuring plan to reduce headcount in Europe and Latin America with estimated total charges in a range of approximately $21 million to $24 million. As of September 30, 2020, the Company had incurred total restructuring and other costs pursuant to this plan of $3.3 million recorded in its Europe segment, including $3.1 million within Selling, general and administrative expenses and the rest within Direct operating expenses. As of September 30, 2020, the Company had incurred total restructuring and other costs pursuant to the Latin America portion of the plan of $0.3 million recorded in "Other" within its segment disclosures. In addition, during the third quarter, the Company had incurred $1.7 million in restructuring and other costs pursuant to a separate plan to reduce headcount in its Americas segment. In conjunction with these plans, as of September 30, 2020, the Company incurred $1.9 million in restructuring and other costs that are included within Corporate expenses. Substantially all the plan charges recorded as restructuring and other costs are severance benefits and related costs. The Europe portion of the plan is anticipated to be completed by the end of 2021, the Latin America portion of the plan was substantially completed in the third quarter of 2020, and the Americas segment plan is anticipated to be completed with limited additional charges in the fourth quarter of 2020.
The Company’s consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the periods presented. Such estimates and assumptions affect, among other things, the Company’s goodwill, long-lived assets and indefinite-lived intangible assets; operating lease right-of-use assets and operating lease liabilities; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; the allowance for doubtful accounts; assessment of our lease and non-lease contract expenses; and measurement of compensation cost for bonus and other compensation plans. The Company's assessment of conditions and events, considered in the aggregate, indicates that the Company will be able to meet its obligations as they become due within one year after the date of these financial statements. There continues to be a high level of uncertainty in estimating the expected economic and operational impacts relative to COVID-19 as it is an evolving situation. The estimates and assumptions used in these financial statements may change in future periods as the expected impacts from COVID-19 are revised, resulting in further potential impacts to the Company's financial statements.
Certain prior period amounts have been reclassified to conform to the 2020 presentation.
New Accounting Pronouncements Recently Adopted
As of January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments, and all subsequently issued related amendments, which changed the methodology used to recognize impairment of the Company’s accounts receivable. Under the ASU, financial assets are presented at the net amount expected to be collected, requiring immediate recognition of estimated credit losses expected to occur over the asset's remaining life. This is in contrast to previous GAAP, under which credit losses were not recognized until it was probable that a loss had been incurred. The Company adopted the ASU on a modified-retrospective basis through a cumulative-effect adjustment to retained earnings as of January 1, 2020, resulting in a decrease to equity of $7.2 million. This adjustment includes $5.4 million related to Clear Media Limited ("Clear Media"), a former indirect, non-wholly owned subsidiary of the Company based in China that was sold on April 28, 2020. The Company performed its expected credit loss calculation separately by segment based on historical accounts receivable write-offs.
New Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain existing exceptions to the general principles in Topic 740. The new guidance is effective for annual and interim periods beginning after December 2020, and early adoption is permitted; however, the Company does not expect the implementation of this ASU to have a material impact on its consolidated financial statements.

NOTE 2 – SEGMENT DATA
As described in Note 1, the Company changed its presentation of segment information during the first quarter of 2020 to reflect changes in the way the business is managed and resources are allocated by the Company's CODM. Effective January 1, 2020, the Company has two reportable segments – Americas and Europe. The Company's remaining operating segments, which do not meet the quantitative thresholds to qualify as reportable segments, are disclosed as "Other." Each segment provides outdoor advertising services in its respective geographic region using various digital and traditional display types, consisting primarily of billboards, street furniture displays and transit displays.
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

The following tables present the Company's reportable segment results for the three and nine months ended September 30, 2020 and 2019. The Company has restated the segment information for prior periods to conform to the 2020 presentation.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Americas	$223,715	$328,250	$719,202	$928,114
Europe	216,934	250,440	535,970	784,772
Other(1)	6,856	74,757	58,048	225,692
Total	$447,505	$653,447	$1,313,220	$1,938,578

Capital Expenditures
Americas	$9,293	$19,146	$41,189	$46,484
Europe	12,067	25,336	31,489	59,761
Other(1)	2,420	13,858	10,805	22,917
Corporate	2,506	2,041	9,766	10,500
Total	$26,286	$60,381	$93,249	$139,662

Segment Adjusted EBITDA
Americas	$70,716	$136,491	$225,693	$364,367
Europe	(8,141)	14,444	(91,071)	77,461
Other(1)	(5,650)	18,454	(36,092)	49,815
Total	$56,925	$169,389	$98,530	$491,643

Reconciliation of Segment Adjusted EBITDA to Consolidated Net Loss Before Income Taxes
Segment Adjusted EBITDA	$56,925	$169,389	$98,530	$491,643
Less reconciling items:
Corporate expenses(2)	30,719	37,535	99,722	105,056
Depreciation and amortization	62,427	76,226	204,372	231,476
Impairment charges	27,263	5,300	150,400	5,300
Restructuring and other costs(3)	6,901	3,260	11,005	8,926
Other operating (income) expense, net	5,528	(620)	(58,051)	1,632
Interest expense, net	90,551	106,776	269,435	329,610
Other charges(4)	(1,104)	123,145	22,275	144,165
Consolidated net loss before income taxes	$(165,360)	$(182,233)	$(600,628)	$(334,522)
(1)Other includes the Company's operations in Latin America and, for periods prior to the disposition of the Company's stake in Clear Media on April 28, 2020, China. Refer to Note 12 for additional details related to this disposition.
(2)Corporate expenses include expenses related to infrastructure and support, including information technology, human resources, legal, finance and administrative functions of each of the Company’s reportable segments, as well as overall executive, administrative and support functions. Share-based payments and certain restructuring and other costs are recorded in corporate expenses.
(3)The restructuring and other costs line item in this reconciliation excludes those restructuring and other costs related to corporate functions, which are included with the Corporate expenses line item.
(4)Other charges includes Loss on extinguishment of debt, Loss on Due from iHeartCommunications, and Other (income) expense, net.

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
Disaggregation of Revenue
The following table shows revenue from contracts with customers, revenue from leases and total revenue, disaggregated by geographical region, for the three and nine months ended September 30, 2020 and 2019:

(In thousands)	Revenue from contracts with customers	Revenue from leases	Total Revenue
Three Months Ended September 30, 2020
Americas	$109,165	$114,550	$223,715
Europe	189,342	27,592	216,934
Other(1)	5,366	1,490	6,856
Total	$303,873	$143,632	$447,505

Three Months Ended September 30, 2019
Americas	$178,842	$149,408	$328,250
Europe	216,322	34,118	250,440
Other(1)	69,468	5,289	74,757
Total	$464,632	$188,815	$653,447

Nine Months Ended September 30, 2020
Americas	$362,346	$356,856	$719,202
Europe	467,517	68,453	535,970
Other(1)	52,055	5,993	58,048
Total	$881,918	$431,302	$1,313,220

Nine Months Ended September 30, 2019
Americas	$493,695	$434,419	$928,114
Europe	675,207	109,565	784,772
Other(1)	208,167	17,525	225,692
Total	$1,377,069	$561,509	$1,938,578
(1)Other includes the Company's businesses in Latin America and, for periods prior to the disposition of the Company's stake in Clear Media on April 28, 2020, China. Refer to Note 12 for additional details related to this disposition.

Revenue from Contracts with Customers
The following tables show the Company’s beginning and ending accounts receivable and deferred revenue balances from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Accounts receivable, net of allowance, from contracts with customers:
Beginning balance	$239,957	$509,129	$581,555	$367,918
Ending balance	$312,076	$519,958	$312,076	$519,958

Deferred revenue from contracts with customers:
Beginning balance	$47,760	$55,164	$52,589	$39,916
Ending balance	$50,875	$65,784	$50,875	$65,784
During the three months ended September 30, 2020 and 2019, respectively, the Company recognized $33.3 million and $40.0 million of revenue that was included in the deferred revenue from contracts with customers balance at the beginning of the quarter. During the nine months ended September 30, 2020 and 2019, respectively, the Company recognized $47.4 million and $36.0 million of revenue that was included in the deferred revenue from contracts with customers balance at the beginning of the year.
The Company’s contracts with customers generally have terms of one year or less; however, as of September 30, 2020, the Company expects to recognize $96.1 million of revenue in future periods for remaining performance obligations from current contracts with customers that have an original expected duration greater than one year, with the majority of this amount to be recognized over the next five years.
Bad debt expense related to receivables from contracts with customers and leases was $3.4 million and $0.4 million during the three months ended September 30, 2020 and 2019, respectively, and $15.3 million and $4.8 million during the nine months ended September 30, 2020 and 2019, respectively. The increase in bad debt expense in 2020 is primarily due to COVID-19.

NOTE 4 – LONG-TERM DEBT
Long-term debt outstanding as of September 30, 2020 and December 31, 2019 consisted of the following:

(In thousands)	September 30, 2020	December 31, 2019
Term Loan Facility(1)	$1,980,000	$1,995,000
Revolving Credit Facility(2)	150,000	—
Receivables-Based Credit Facility	—	—
Clear Channel Outdoor Holdings 5.125% Senior Secured Notes Due 2027	1,250,000	1,250,000
Clear Channel International B.V. 6.625% Senior Secured Notes Due 2025(3)	375,000	—
Clear Channel Worldwide Holdings 9.25% Senior Notes Due 2024(4)	1,901,525	1,901,525
Other debt	6,986	4,161
Original issue discount	(8,618)	(9,561)
Long-term debt fees	(59,505)	(57,107)
Total debt	$5,595,388	$5,084,018
Less: Current portion	21,474	20,294
Total long-term debt	$5,573,914	$5,063,724
(1)The Company paid $5.0 million in each quarter of 2020, for a total of $15.0 million during the nine months ended September 30, 2020, of the outstanding principal on the term loan facility ("Term Loan Facility") in accordance with the terms of the senior secured credit agreement ("Senior Secured Credit Agreement") governing the senior secured credit facilities (the "Senior Secured Credit Facilities," which consist of the Term Loan Facility and the revolving credit facility (the "Revolving Credit Facility")).
(2)On March 24 2020, the Company borrowed $150.0 million under its Revolving Credit Facility, which matures on August 23, 2024. The Company repaid $20.0 million of this outstanding balance on October 26, 2020.
(3)On August 4, 2020, Clear Channel International B.V. ("CCIBV"), an indirect wholly-owned subsidiary of the Company, issued $375.0 million aggregate principal amount of 6.625% Senior Secured Notes due 2025 (the "CCIBV Senior Secured Notes"). A portion of the proceeds from the CCIBV Senior Secured Notes was used to repay the $53.0 million CCIBV promissory note in full, which was issued by CCIBV on May 15, 2020 in exchange for the Company's Series A Perpetual Preferred Stock (par value of $0.01 and an aggregate liquidation preference of approximately $47 million) (the "preferred stock"). The preferred stock remains outstanding and held by a subsidiary of the Company and is thereby eliminated in consolidation.
(4)On February 28, 2020, the Company and the guarantors under the Indenture (the "CCWH Senior Notes Indenture") governing the 9.25% Senior Notes due 2024 (the "CCWH Senior Notes") filed a registration statement with the SEC to register the offer to exchange the CCWH Senior Notes and the guarantees thereof for a like principal amount of CCWH Senior Notes and guarantees thereof that have been registered under the Securities Act, in accordance with the deadlines set forth in the Registration Rights Agreement. The registration statement, as amended on April 6, 2020, became effective on April 7, 2020.
As a result of the repayment of the CCIBV promissory note described in footnote (3) to the above table, the Company recognized debt extinguishment losses of $5.4 million during the three and nine months ended September 30, 2020.
The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $5.4 billion as of September 30, 2020 and December 31, 2019, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as Level 1.
Amendment to Senior Secured Credit Facilities
In June 2020, the Company entered into an amendment to the Senior Secured Credit Agreement, thereby suspending the springing financial covenant through June 30, 2021 and delaying the scheduled financial covenant step-down until March 31, 2022. In addition, for all reporting periods through September 30, 2021, the Company is required to maintain minimum cash on hand and availability under the Receivables-Based Credit Facility and Revolving Credit Facility of $150 million. As of September 30, 2020, the Company was in compliance with all covenants contained in the Senior Secured Credit Agreement, as amended.
CCIBV Senior Secured Notes
On August 4, 2020, CCIBV issued $375.0 million aggregate principal amount of 6.625% Senior Secured Notes due 2025. The CCIBV Senior Secured Notes were issued under an indenture, dated as of August 4, 2020 (the “CCIBV Senior Secured Notes Indenture”), among CCIBV, the Guarantors (as defined below), U.S. Bank National Association as trustee, paying agent, registrar, authentication agent and transfer agent, and U.S. Bank Trustees Limited as security agent. The CCIBV Senior Secured Notes mature on August 1, 2025 and bear interest at a rate of 6.625% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2021.

Guarantees and Ranking
The CCIBV Senior Secured Notes are guaranteed by certain of CCIBV's existing and future subsidiaries (collectively, the “Guarantors”). The Company does not guarantee the CCIBV Senior Secured Notes.
The CCIBV Senior Secured Notes and certain of the guarantees (the “secured guarantees”) are secured by pledges over (i) the capital stock and material bank accounts of CCIBV and certain of its indirect subsidiaries and (ii) the net intercompany balance by and between the parent holding company of CCIBV and CCIBV subject to certain conditions as set forth in the CCIBV Senior Secured Notes Indenture. The CCIBV Senior Secured Notes and secured guarantees rank, in right of payment, pari passu to unsubordinated indebtedness and senior to subordinated indebtedness of CCIBV and the Guarantors, as applicable, and rank, in right of security, senior to unsecured and junior lien indebtedness of CCIBV and the Guarantors, as applicable, to the extent of the value of the assets that constitute collateral.
Redemptions
CCIBV may redeem the CCIBV Senior Secured Notes at its option, in whole or in part, at any time prior to February 1, 2022, at a price equal to 100% of the principal amount of the CCIBV Senior Secured Notes redeemed, plus a make-whole premium, plus accrued and unpaid interest to the redemption date. CCIBV may redeem the CCIBV Senior Secured Notes, in whole or part, on or after February 1, 2022 at the redemption prices set forth in the CCIBV Senior Secured Notes Indenture plus accrued and unpaid interest to the redemption date. At any time on or before February 1, 2022, CCIBV may elect to redeem up to 40% of the aggregate principal amount of the CCIBV Senior Secured Notes at a redemption price equal to 106.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings. In addition, during any twelve month period prior to February 1, 2022, CCIBV may redeem up to 10% of the aggregate principal amount of the CCIBV Senior Secured Notes at a redemption price equal to 103% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.
Certain Covenants
The CCIBV Senior Secured Notes Indenture contains covenants that limit CCIBV's ability and the ability of its restricted subsidiaries to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) transfer or sell assets; (iv) create liens on assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by the restricted subsidiaries; and (vii) merge, consolidate or sell all or substantially all of CCIBV's assets.
Letters of Credit, Surety Bonds and Guarantees
As of September 30, 2020, the Company had $20.2 million of letters of credit outstanding under its Revolving Credit Facility, resulting in $4.8 million of remaining excess availability. Additionally, the Company had $67.6 million of letters of credit outstanding under its receivables-based credit facility (the "Receivables-Based Credit Facility"), which had a borrowing base less than its borrowing limit of $125.0 million, limiting excess availability to $16.5 million. Access to availability under these credit facilities is limited by the covenants relating to incurrence of secured indebtedness in the CCWH Senior Notes Indenture. Additionally, as of September 30, 2020, the Company had $102.3 million and $34.7 million of surety bonds and bank guarantees outstanding, respectively, a portion of which was supported by $12.2 million of cash collateral. These letters of credit, surety bonds and bank guarantees relate to various operational matters, including insurance, bid, concession and performance bonds, as well as other items.
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
The current expectation is that the Company may have to repay to the Italian tax authority a substantial portion of the VAT previously applied as a credit in relation to the transactions under investigation, amounting to approximately $20.4 million, including estimated possible penalties and interest. As of September 30, 2020, the Company had made payments of $8.1 million and applied VAT recoverable of $1.7 million; the timing of the remaining repayment has not been finalized. The ultimate amount to be paid may differ from the estimates, and such differences may be material.
NOTE 6 – INCOME TAXES
Income Tax Benefit (Expense)
The Company’s income tax benefit (expense) for the three and nine months ended September 30, 2020 and 2019 consisted of the following components:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Current tax benefit (expense)	$1,481	$(3,626)	$(16,319)	$(47,439)
Deferred tax benefit (expense)	28,035	(26,510)	49,277	(11,367)
Income tax benefit (expense)	$29,516	$(30,136)	$32,958	$(58,806)
The effective tax rates for the three and nine months ended September 30, 2020 were 17.8% and 5.5%, respectively. The effective rate in 2020 was primarily impacted by the valuation allowance recorded against current period deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company’s ability to realize those assets in future periods. Additionally, the Company recorded $59.5 million of tax expense as a result of selling its 50.91% stake in Clear Media.

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
On March 27, 2020, the Coronavirus Aid, Relief, and Economics Security Act (“CARES Act”) was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, relaxes the limitation for business interest deductions for 2019 and 2020 by allowing taxpayers to deduct interest up to the sum of 50% of adjusted taxable income (previously 30% of adjusted taxable income under the Tax Cuts and Jobs Act of 2017). Additionally, the CARES Act permits net operating loss carryovers to offset 100% of taxable income for taxable years beginning before 2021. As of September 30, 2020, the CARES Act did not have a significant impact on the Company’s effective tax rate.
NOTE 7 – PROPERTY, PLANT AND EQUIPMENT
The Company’s property, plant and equipment consisted of the following classes of assets as of September 30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020	December 31, 2019
Structures	$2,331,957	$2,832,797
Furniture and other equipment	236,152	234,183
Land, buildings and improvements	151,420	149,889
Construction in progress	45,361	84,289
	2,764,890	3,301,158
Less: Accumulated depreciation	1,866,887	2,090,004
Property, plant and equipment, net	$898,003	$1,211,154
NOTE 8 – INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization for each major class of intangible assets as of September 30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-lived permits	$826,528	$—	$965,863	$—
Transit, street furniture and other outdoor contractual rights	447,412	(384,740)	535,912	(451,021)
Permanent easements	163,300	—	163,399	—
Trademarks	83,569	(12,147)	83,569	(5,898)
Other	1,921	(1,591)	5,352	(4,648)
Total intangible assets	$1,522,730	$(398,478)	$1,754,095	$(461,567)
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
Additionally, the Company performs its annual impairment test for indefinite-lived intangible assets as of July 1 of each year, as described in the Company's 2019 Annual Report on Form 10-K. Due to continued impacts of COVID-19, the Company also tested its intangible assets for impairment at the end of the third quarter of 2020. The Company recognized impairment charges of $17.5 million and $5.3 million during the third quarters of 2020 and 2019, respectively, related to permits in multiple markets in its Americas segment.

Goodwill
The following table presents changes in the goodwill balance for the Company's segments during the nine months ended September 30, 2020:

(In thousands)	Americas	Europe	Other	Consolidated
December 31, 2019(1)	$507,819	$185,641	$10,698	$704,158
Impairment	—	—	(9,746)	(9,746)
Foreign currency	—	6,413	(952)	5,461
Balance as of September 30, 2020	$507,819	$192,054	$—	$699,873
(1)The balance at December 31, 2019 is net of cumulative impairments of $2.6 billion, $191.4 million and $80.7 million for Americas, Europe and Other, respectively.
The Company performs its annual impairment test for goodwill as of July 1 of each year as described in the Company's 2019 Annual Report on Form 10-K. Due to continued negative financial statement impacts of COVID-19, the Company also tested its goodwill for impairment at the end of the third quarter of 2020, resulting in an impairment charge of $9.7 million, representing the entire goodwill balance in the Company's Latin America business. No goodwill impairment was recognized during the nine months ended 2019.
NOTE 9 — RELATED PARTY TRANSACTIONS
Prior to the Separation on May 1, 2019, under the Corporate Services Agreement between iHeartCommunications and the Company, iHeartCommunications provided management services to the Company. These services were charged to the Company based on actual direct costs incurred or allocated by iHeartCommunications based on headcount, revenue or other factors on a pro rata basis. For the four-month period ended April 30, 2019, the Company recorded $10.2 million as a component of corporate expenses for these services.
Upon consummation of the Separation, the Corporate Services Agreement was terminated, and iHeartMedia, iHeartMedia Management Services, Inc. (“iHM Management Services”), iHeartCommunications and the Company entered into a transition services agreement (the “Transition Services Agreement”), which ended on August 31, 2020. Under the Transition Services Agreement, iHM Management Services provided, or caused any member of the iHeart Group to provide, the Company with certain administrative and support services and other assistance. For the period from May 1, 2019 through September 30, 2019, the Company recorded $6.5 million as a component of corporate expenses for fees under the Transition Services Agreement, including $3.6 million during the three months ended September 30, 2019. For the three and nine months ended September 30, 2020, the Company recorded $0.1 million and $2.8 million, respectively, as a component of corporate expenses for fees under the Transition Services Agreement.
Additionally, in accordance with the Master Agreement with iHeartCommunications, the Company allowed iHeartCommunications to use, without charge, Americas’ displays that the Company believed would otherwise be unsold; however, this arrangement ended when the Transition Services Agreement was terminated. The value of services provided under this arrangement was $2.6 million and $1.5 million during the three months ended September 30, 2020 and 2019, respectively, and $9.2 million and $5.2 million for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 10 – NET LOSS PER SHARE
The following table presents the computation of net loss per share for the three and nine months ended September 30, 2020 and 2019:

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to the Company – common shares	$(135,937)	$(215,298)	$(550,626)	$(390,404)
Denominator:
Weighted average common shares outstanding – basic	464,858	463,049	464,268	396,202
Weighted average common shares outstanding – diluted	464,858	463,049	464,268	396,202
Net loss attributable to the Company per share of common stock:
Basic	$(0.29)	$(0.46)	$(1.19)	$(0.99)
Diluted	$(0.29)	$(0.46)	$(1.19)	$(0.99)
Outstanding equity awards of 11.6 million and 9.6 million shares for the three months ended September 30, 2020 and 2019, respectively, and 12.5 million and 8.7 million shares for the nine months ended September 30, 2020 and 2019, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.
NOTE 11 — OTHER INFORMATION
Other Comprehensive Income (Loss)
There were no significant changes in deferred income tax liabilities resulting from adjustments to other comprehensive income (loss) during the three and nine months ended September 30, 2020. For the three and nine months ended September 30, 2019, the impact of pensions on deferred income tax liabilities resulted in an increase in other comprehensive loss of $0.1 million and a decrease in other comprehensive loss of $0.5 million, respectively.
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statements of Cash Flows:

(In thousands)	September 30, 2020	December 31, 2019
Cash and cash equivalents in the Balance Sheet	$844,980	$398,858
Restricted cash included in:
Other current assets	662	4,116
Other assets	11,927	14,101
Total cash, cash equivalents and restricted cash in the Statement of Cash Flows	$857,569	$417,075
Accrued Expenses
The following table discloses the components of “Accrued expenses” as of September 30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020	December 31, 2019
Employee-related liabilities	$109,315	$171,463
Rent	182,956	140,247
Accrued taxes	57,907	47,836
Other	91,533	144,393
Total accrued expenses	$441,711	$503,939

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
Share-Based Compensation
On October 20, 2020, the Board of Directors approved grants of 10.1 million restricted stock units ("RSUs") and 3.8 million performance stock units ("PSUs") to certain of its employees.
•The RSUs generally vest in three equal annual installments on each of April 1, 2021, April 1, 2022 and April 1, 2023, provided that the recipient is still employed by or providing services to the Company on each vesting date.
•The PSUs will vest and become earned based on the achievement of the Company’s total shareholder return relative to the Company’s peer group (the “Relative TSR”) over a performance period commencing on October 1, 2020 and ending on March 31, 2023 (the “Performance Period”). If the Company achieves Relative TSR at the 90th percentile or higher, the PSUs will be earned at 150% of the target number of shares. If the Company achieves Relative TSR at the 60th percentile, the PSU will be earned at 100% of the target number of shares. If the Company achieves Relative TSR at the 30th percentile, the PSUs will be earned at 50% of the target number of shares. To the extent Relative TSR is between vesting levels, the portion of the PSUs that become vested will be determined using straight line interpolation. The PSUs are considered market condition awards pursuant to ASC Topic 260, Earnings Per Share.
NOTE 12 – Disposition
On April 28, 2020, the Company tendered its 50.91% stake in Clear Media pursuant to a voluntary conditional cash offer made by and on behalf of Ever Harmonic Global Limited, and on May 14, 2020, the Company received $253.1 million in cash proceeds from the sale of its shares in Clear Media. The Company recognized a gain on the sale of Clear Media of $75.2 million in the second quarter of 2020, which is recorded within "Other operating income (expense), net" on the Consolidated Statement of Comprehensive Loss.

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
    The Company typically experiences its lowest financial performance in the first quarter of the calendar year, with our international businesses historically experiencing a loss from operations in that period. This is generally offset during the remainder of the year, as our international businesses typically experience their strongest performance in the second and fourth quarters of the calendar year. However, our financial performance in 2020 has been severely impacted by COVID-19.
COVID-19 Update
    In March 2020, the COVID-19 outbreak was characterized as a pandemic by the World Health Organization. The pandemic is still ongoing as of the filing date of this Quarterly Report on Form 10-Q.

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
As lock-downs and restrictions lifted, the negative impacts of COVID-19 began to lessen during the last weeks of the second quarter, and we saw an increase in mobility, traffic and other out-of-home metrics, including from our own RADAR data movement platform.
During the third quarter, out-of-home metrics, travel patterns, consumer behavior and economic activity improved to varying degrees across our global platform, resulting in a sequential growth in revenues; however, third quarter revenues remained significantly below historic norms in both our Americas and Europe segments. As lock-downs lifted in Europe, we saw a strong rebound in bookings from the historic lows of the second quarter. Our Americas segment improved as well, but to a lesser extent as its second quarter lows were less severe than Europe's. While better than the second quarter, our Latin America business continued to be severely constrained during the third quarter.
So far in the fourth quarter, our Americas segment customer booking activity is slightly better when compared to the bookings seen in the third quarter. The recent mobility restrictions in European countries, including France and the U.K., have created significant volatility in our Europe segment booking activity. Both our Americas and Europe segments are experiencing customer advertising buying decisions later in the buying cycle, which can delay bookings and impact weekly levels of booking activity. Latin America bookings are showing improvement but continue to be severely constrained.
The duration and severity of COVID-19's impacts continue to evolve and remain unknown. It remains unclear whether the positive out-of-home metric momentum that we saw in the third quarter will hold through the fourth quarter and beyond, and when we will see stabilized out-of-home metrics translate into a return to typical out-of-home advertising buying levels. The resurgence in COVID-19 cases we are experiencing in the fourth quarter is causing certain restrictions to be reinstated, which may cause the positive momentum of the third quarter to slow down or be reversed.
Since the onset of the pandemic, we have taken various measures to increase our liquidity and preserve and strengthen our financial flexibility, including aggressive operating cost and capital expenditure savings initiatives, a restructuring plan to reduce headcount and other targeted liquidity measures, as further described under "Liquidity and Capital Resources" below.
We continue to consider other cost savings initiatives in order to better align our operating expense base with revenues and to provide additional financial flexibility as circumstances warrant. However, the extent to which COVID-19 will ultimately impact our results will depend on future developments, which are highly uncertain, and the curtailed customer demand we have experienced and are continuing to experience could materially adversely impact our business, results of operations and overall financial performance in future periods. See "Risk Factors" in Item 1A of Part II of this Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business.
Executive Summary
    The key developments in our business during the three and nine months ended September 30, 2020 are summarized below:
•Consolidated revenue decreased 31.5% and 32.3% during the three and nine months ended September 30, 2020, respectively, as compared to the same periods of 2019. Excluding the impact from movements in foreign exchange rates, consolidated revenue decreased 33.1% and 32.2%, respectively. COVID-19's extensive impact on the global advertising market severely reduced our performance in both Americas and Europe in 2020; however, excluding the impact from movements in foreign exchange rates, consolidated revenue sequentially grew during the three months ended September 30, 2020.
•On April 28, 2020, we sold our stake in Clear Media, our former indirect, non-wholly owned subsidiary based in China, for $253.1 million. In October 2020, we paid $23.3 million of taxes to the Chinese taxing authorities related to the sale.

•In May 2020, CCIBV, our indirect wholly-owned subsidiary, issued a promissory note, which was transferred to the holder of our Preferred Stock in exchange for the Preferred Stock, which remains outstanding and held by one of our subsidiaries and is eliminated in consolidation. This promissory note was repaid in full in August 2020.
•In August 2020, CCIBV issued $375 million aggregate principal amount of 6.625% Senior Secured Notes due 2025 (the "CCIBV Senior Secured Notes").
•We have taken a number of additional liquidity measures in 2020, including making a cautionary draw of $150 million under our Revolving Credit Facility and amending our senior credit agreement to suspend the springing financial covenant of the Revolving Credit Facility and delay the timing of the financial covenant step-down.
•During the three and nine months ended September 30, 2020, we received European governmental support and wage subsidies in response to COVID-19 of $7.2 million and $14.7 million, respectively, which have been recorded as reductions in compensation and rent costs. We expect to receive further assistance in the fourth quarter.
•In September 2020, we committed to a restructuring plan to reduce headcount in Europe and Latin America, which we expect to result in pre-tax annualized cost savings of approximately $20 million. Also, during the third quarter, we began a similar restructuring plan in our Americas segment with expected annualized pre-tax cost savings of approximately $7 million. In conjunction with these plans, we expect an additional annualized pre-tax cost savings of approximately $5 million in our Corporate operations. We incurred a combined $7.2 million in restructuring and other costs pursuant to these plans as of September 30, 2020.
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

Consolidated Results of Operations
    The comparison of our historical results of operations for the three and nine months ended September 30, 2020 to the three and nine months ended September 30, 2019 is as follows:

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2020	2019	Change	2020	2019	Change
Revenue	$447,505	$653,447	(31.5)%	$1,313,220	$1,938,578	(32.3)%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	290,610	358,156	(18.9)%	895,432	1,069,012	(16.2)%
Selling, general and administrative expenses (excludes depreciation and amortization)	106,871	129,162	(17.3)%	330,263	386,849	(14.6)%
Corporate expenses (excludes depreciation and amortization)	30,719	37,535	(18.2)%	99,722	105,056	(5.1)%
Depreciation and amortization	62,427	76,226	(18.1)%	204,372	231,476	(11.7)%
Impairment charges	27,263	5,300	414.4%	150,400	5,300	2,737.7%
Other operating income (expense), net	(5,528)	620		58,051	(1,632)
Operating income (loss)	(75,913)	47,688	(259.2)%	(308,918)	139,253	(321.8)%
Interest expense, net	90,551	106,776		269,435	329,610
Loss on extinguishment of debt	(5,389)	(96,271)		(5,389)	(101,745)
Loss on Due from iHeartCommunications	—	—		—	(5,778)
Other income (expense), net	6,493	(26,874)		(16,886)	(36,642)
Loss before income taxes	(165,360)	(182,233)		(600,628)	(334,522)
Income tax benefit (expense)	29,516	(30,136)		32,958	(58,806)
Consolidated net loss	(135,844)	(212,369)		(567,670)	(393,328)
Less amount attributable to noncontrolling interest	93	2,929		(17,044)	(2,924)
Net loss attributable to the Company	$(135,937)	$(215,298)		$(550,626)	$(390,404)
Consolidated Revenue
Consolidated revenue decreased $205.9 million, or 31.5%, during the three months ended September 30, 2020 compared to the same period of 2019. Excluding the $10.1 million impact of movements in foreign exchange rates, consolidated revenue decreased $216.0 million, or 33.1%.
Consolidated revenue decreased $625.4 million, or 32.3%, during the nine months ended September 30, 2020 compared to the same period of 2019. Excluding the $2.0 million impact of movements in foreign exchange rates, consolidated revenue decreased $623.4 million, or 32.2%.
The decrease in consolidated revenue for both the three and nine month periods is primarily due to the significant adverse impacts of COVID-19 on our business. Also contributing to the decrease in consolidated revenue was the sale of our Clear Media business on April 28, 2020.
Consolidated Direct Operating Expenses
Consolidated direct operating expenses decreased $67.5 million, or 18.9%, during the three months ended September 30, 2020 compared to the same period of 2019. Excluding the $7.2 million impact of movements in foreign exchange rates, consolidated direct operating expenses decreased $74.7 million, or 20.9%.
Consolidated direct operating expenses decreased $173.6 million, or 16.2%, during the nine months ended September 30, 2020 compared to the same period of 2019. Excluding the $4.9 million impact of movements in foreign exchange rates, consolidated direct operating expenses decreased $168.6 million, or 15.8%.

The decrease in consolidated direct operating expenses for both the three and nine month periods is largely due to lower site lease and other direct operating expenses throughout our business, mainly driven by lower revenue and renegotiated contracts with landlords and municipalities to better align fixed site lease expenses with reductions in revenue. We recognized reductions of rent expense on lease and non-lease contracts due to negotiated rent abatements of $23.8 million and $53.1 million during the three and nine months ended September 30, 2020, respectively. Additionally, direct employee compensation costs were lower driven by global cost saving initiatives implemented by the Company in response to COVID-19 and the receipt of European governmental support and wage subsidies totaling $5.6 million and $9.8 million during the three and nine months ended September 30, 2020, respectively. Also contributing to the decrease in consolidated direct operating expenses was the sale of our Clear Media business.
Restructuring and other costs included within consolidated direct operating expenses were $1.4 million and $0.6 million during the three months ended September 30, 2020 and 2019, respectively, and $2.4 million and $1.0 million during the nine months ended September 30, 2020 and 2019, respectively. Included within restructuring and other costs for the nine months ended September 30, 2020 were severance costs of $0.5 million related to the restructuring plans to reduce headcount.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses decreased $22.3 million, or 17.3%, during the three months ended September 30, 2020 compared to the same period of 2019. Excluding the $2.1 million impact of movements in foreign exchange rates, consolidated SG&A expenses decreased $24.4 million, or 18.9%.
Consolidated SG&A expenses decreased $56.6 million, or 14.6%, during the nine months ended September 30, 2020 compared to the same period of 2019. Excluding the $2.6 million impact of movements in foreign exchange rates, consolidated SG&A expenses decreased $54.0 million, or 14.0%.
The decrease in consolidated SG&A expenses for both the three and nine month periods is largely due to lower employee compensation costs driven by operating cost savings initiatives implemented by the Company in response to COVID-19, including reductions in salaries, bonuses and employee hours, as well as hiring freezes and furloughs; European governmental support and wage subsidies totaling $1.5 million and $4.7 million during the three and nine months ended September 30, 2020, respectively; and lower revenue. Also contributing to the decrease in consolidated SG&A expenses was the sale of our Clear Media business.
Restructuring and other costs included within consolidated SG&A expenses were $5.5 million and $2.7 million during the three months ended September 30, 2020 and 2019, respectively, and $8.6 million and $7.9 million during the nine months ended September 30, 2020 and 2019, respectively. Included within restructuring and other costs for the nine months ended September 30, 2020 were severance costs of $4.8 million related to the restructuring plans to reduce headcount.
Corporate Expenses
Corporate expenses decreased $6.8 million, or 18.2%, during the three months ended September 30, 2020 compared to the same period of 2019. Excluding the $0.3 million impact of movements in foreign exchange rates, corporate expenses decreased $7.2 million, or 19.1%. This was largely driven by lower employee compensation expense from operating cost savings initiatives and a decrease in operating performance, as well as lower costs incurred related to the investigation in China, partially offset by incremental stand-alone costs associated with the build-out of new corporate functions after the Separation.
Corporate expenses decreased $5.3 million, or 5.1%, during the nine months ended September 30, 2020 compared to the same period of 2019. Excluding the $0.2 million impact from movements in foreign exchange rates, corporate expenses decreased $5.1 million, or 4.9%. This was driven by lower employee compensation expense from operating cost savings initiatives and a decrease in operating performance, lower costs incurred related to the investigation in China, and lower share-based compensation. These decreases were partially offset by incremental stand-alone costs associated with the build-out of new corporate functions after the Separation and higher professional fees and consulting costs.
Restructuring and other costs included within corporate expenses were $2.3 million and $8.7 million during the three months ended September 30, 2020 and 2019, respectively, and $10.7 million and $19.1 million during the nine months ended September 30, 2020 and 2019, respectively. Included within restructuring and other costs for the nine months ended September 30, 2020 were severance costs of $1.9 million related to the restructuring plans to reduce headcount.
Depreciation and Amortization
Depreciation and amortization decreased $13.8 million, or 18.1%, during the three months ended September 30, 2020 compared to the same period of 2019. Excluding the $1.0 million impact of movements in foreign exchange rates, depreciation and amortization decreased $14.8 million, or 19.4%.

Depreciation and amortization decreased $27.1 million, or 11.7%, during the nine months ended September 30, 2020 compared to the same period of 2019. Excluding the $1.0 million impact of movements in foreign exchange rates, depreciation and amortization decreased $26.1 million, or 11.3%.
The decrease in depreciation and amortization for both the three and nine month periods was largely driven by the sale of our Clear Media business, with the remaining decrease due to lower capital expenditures.
Impairment Charges
During the three months ended September 30, 2020, we recorded impairment charges of $27.3 million related to indefinite-lived permits in our Americas segment and goodwill allocated to our Latin America business. The impairment charges were primarily due to reductions in projected cash flows related to the expected negative financial statement impacts from COVID-19. During the three months ended September 30, 2019, we recognized $5.3 million in impairment charges related to permits in our Americas segment.
Additionally, during the three months ended March 31, 2020, we recognized impairment charges of $123.1 million on indefinite-lived permits in multiple markets of our Americas segment, driven by reductions in projected cash flows related to the expected negative financial statement impacts from COVID-19, as well as an increased discount rate.
Refer to Note 8 to our Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for a further description of these impairment charges. As expectations and projections of the financial statement impacts from COVID-19 are revised, our estimates and assumptions may change, and additional impairments may be recognized in future periods.
Other Operating Income (Expense), Net
For the three months ended September 30, 2020 and 2019, we recognized other operating expense, net, of $5.5 million and other operating income, net, of $0.6 million, respectively.
For the nine months ended September 30, 2020 and 2019, we recognized other operating income, net, of $58.1 million, and other operating expense, net, of $1.6 million, respectively. In the second quarter of 2020, we recognized a gain on the sale of our Clear Media business of $75.2 million, partially offset by legal costs and consulting fees incurred related to the sale.
Interest Expense, Net
Interest expense, net, decreased $16.2 million and $60.2 million during the three and nine months ended September 30, 2020, respectively, compared to the same periods of 2019. This was primarily driven by the lower rates of interest on the new debt from the August 2019 refinancing and, to a lesser extent, the redemption of a portion of our CCWH Senior Notes in July 2019. For the nine month period, interest expense was also higher in 2019 due to the overlapping period between the close of the February 2019 debt refinancing transaction and the redemption date of the old debt. This was partially offset by the issuance of the CCIBV Senior Secured Notes in August 2020 and the draw under our Revolving Credit Facility in March 2020.
Loss on Extinguishment of Debt
During the three and nine months ended September 30, 2020, we recognized a loss on extinguishment of debt of $5.4 million related to the repayment of the CCIBV Promissory Note in August 2020.
During the three and nine months ended September 30, 2019, we recognized losses on extinguishment of debt of $96.3 million and $101.7 million, respectively, related to the August 2019 debt refinancing and partial redemption of the CCWH Senior Notes and, for the nine month period, the February 2019 debt refinancing.
Loss on Due from iHeartCommunications
Pursuant to the Separation Agreement, the note payable by iHeartCommunications to the Company was canceled upon Separation, and we received a recovery of approximately $149.0 million in cash. This resulted in a $5.8 million loss recognized during the three months ended June 30, 2019.
Other Income (Expense), Net
For the three months ended September 30, 2020 and 2019, we recognized other income, net, of $6.5 million and other expense, net, of $26.9 million, respectively, primarily related to net foreign exchange gains and losses recognized in connection with intercompany notes denominated in foreign currencies.
For the nine months ended September 30, 2020 and 2019, we recognized other expense, net, of $16.9 million and $36.6 million, respectively. The decrease in other expense was driven by lower net foreign exchange losses recognized in connection with intercompany notes denominated in foreign currencies and, to a lesser extent, lower costs incurred in connection with the Separation.

Income Tax Benefit (Expense)
For periods prior to the Separation, our operations were included in a consolidated income tax return filed by iHeartMedia. For our financial statements, however, our provision for income taxes was computed as if we filed separate consolidated federal income tax returns with our subsidiaries for all periods.
The effective tax rates for the three and nine months ended September 30, 2020 were 17.8% and 5.5%, respectively. The effective rate in 2020 was primarily impacted by the valuation allowance recorded against current period deferred tax assets resulting from losses and interest expense carryforwards in the U.S. and certain foreign jurisdictions due to uncertainty regarding the Company’s ability to realize those assets in future periods. Additionally, the Company recorded $59.5 million of tax expense as a result of selling its 50.91% stake in Clear Media.
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
On March 27, 2020, the CARES Act was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, relaxes the limitation for business interest deductions for 2019 and 2020 by allowing taxpayers to deduct interest up to the sum of 50% of adjusted taxable income and permits net operating loss carryovers to offset 100% of taxable income for taxable years beginning before 2021. As of September 30, 2020, the CARES Act did not have significant impact on our effective tax rate.
Americas Results of Operations

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2020	2019	Change	2020	2019	Change
Revenue	$223,715	$328,250	(31.8)%	$719,202	$928,114	(22.5)%
Direct operating expenses[1]	110,906	137,065	(19.1)%	354,430	403,558	(12.2)%
SG&A expenses[1]	44,872	55,400	(19.0)%	143,629	162,518	(11.6)%
Segment Adjusted EBITDA	70,716	136,491	(48.2)%	225,693	364,367	(38.1)%
1Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
Three Months
Revenue decreased $104.5 million, or 31.8%, during the three months ended September 30, 2020 compared to the same period of 2019. Revenue in our Americas segment was adversely affected by COVID-19, resulting in decreases in revenue across all our products, with the largest decreases in revenue from print billboards, digital billboards and street furniture, and airport displays. Americas total digital revenue decreased 34.8% to $68.1 million during the three months ended September 30, 2020, including $54.9 million from billboards and street furniture, as compared to $104.4 million during the same period of 2019, including $79.5 million from billboards and street furniture. Revenue generated from national sales comprised 36.5% and 40.4% of total revenue for the three months ended September 30, 2020 and 2019, respectively, while the remainder of revenue was generated from local sales.
Direct operating expenses decreased $26.2 million, or 19.1%, during the three months ended September 30, 2020 compared to the same period of 2019 largely due to lower site lease expenses related to lower revenue and renegotiated contracts with landlords and municipalities. Additionally, production, maintenance and installation expenses decreased due to lower revenue and operating cost savings initiatives.
SG&A expenses decreased $10.5 million, or 19.0%, during the three months ended September 30, 2020 compared to the same period of 2019 primarily due to lower employee compensation costs, driven by lower revenue and operating cost savings initiatives.

Nine Months
Revenue decreased $208.9 million, or 22.5%, during the nine months ended September 30, 2020 compared to the same period of 2019. As previously described, revenue in our Americas segment was adversely affected by COVID-19 during the second and third quarters of 2020, resulting in decreases in revenue across all our products, with the largest decreases in revenue from print billboards, digital billboards and street furniture, and airport displays. Americas total digital revenue decreased 26.2% to $215.9 million during the nine months ended September 30, 2020, including $160.7 million from billboards and street furniture, as compared to $292.5 million during the same period of 2019, including $219.5 million from billboards and street furniture. Revenue generated from national sales comprised 37.2% and 39.7% of total revenue for the nine months ended September 30, 2020 and 2019, respectively, while the remainder of revenue was generated from local sales.
Direct operating expenses decreased $49.1 million, or 12.2%, during the nine months ended September 30, 2020 compared to the same period of 2019 largely due to lower site lease expenses related to lower revenue and renegotiated contracts with landlords and municipalities. Additionally, production, maintenance and installation expenses decreased due to lower revenue.
SG&A expenses decreased $18.9 million, or 11.6%, during the nine months ended September 30, 2020 compared to the same period of 2019. Lower employee compensation costs, driven by lower revenue and operating cost savings initiatives, were partially offset by higher bad debt expense.
Europe Results of Operations

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2020	2019	Change	2020	2019	Change
Revenue	$216,934	$250,440	(13.4)%	$535,970	$784,772	(31.7)%
Direct operating expenses[1]	172,049	180,891	(4.9)%	476,541	539,645	(11.7)%
SG&A expenses[1]	56,469	57,353	(1.5)%	156,026	173,308	(10.0)%
Segment Adjusted EBITDA	(8,141)	14,444	(156.4)%	(91,071)	77,461	(217.6)%
1Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
Three Months
Revenue decreased $33.5 million, or 13.4%, during the three months ended September 30, 2020 compared to the same period of 2019. Excluding the $11.3 million impact of movements in foreign exchange rates, revenue decreased $44.8 million, or 17.9%. During the third quarter of 2020, COVID-19 had a negative impact on our revenues in most countries in which we operate, with the largest amount of revenue reductions occurring in the United Kingdom ("U.K."), Sweden and Spain. Europe digital revenue decreased $9.0 million, or 12.3%, to $64.1 million for the three months ended September 30, 2020. Excluding the $3.1 million impact of movements in foreign exchange rates, Europe digital revenue decreased $12.1 million, or 16.6%.
Direct operating expenses decreased $8.8 million, or 4.9%, during the three months ended September 30, 2020 compared to the same period of 2019. Excluding the $8.7 million impact of movements in foreign exchange rates, direct operating expenses decreased $17.5 million, or 9.7%. Direct operating expenses decreased in most countries in which we operate, with the largest decreases occurring in Norway, Switzerland, Sweden and the U.K. The largest driver of these decreases was lower site lease expense driven by lower revenue, renegotiated contracts with landlords and municipalities and government assistance. Also contributing was lower employee compensation expense related to governmental support and wage subsidies received and operating cost savings initiatives.
SG&A expenses decreased $0.9 million, or 1.5% during the three months ended September 30, 2020 compared to the same period of 2019. Excluding the $2.8 million impact of movements in foreign exchange rates, SG&A expenses decreased $3.7 million, or 6.4%, with the largest decrease occurring in the U.K. This decrease is primarily due to lower employee compensation expense related to lower revenue, operating cost savings initiatives, and governmental support and wage subsidies received, partially offset by restructuring costs related to our restructuring plan to reduce headcount in Europe.

Nine Months
Revenue decreased $248.8 million, or 31.7% during the nine months ended September 30, 2020 compared to the same period of 2019. Excluding the $2.8 million impact of movements in foreign exchange rates, revenue decreased $251.6 million, or 32.1%. During the nine months ended September 30, 2020, COVID-19 had a negative impact on revenues in each country in which we operate, with the largest amount of revenue reductions occurring in France, the U.K, Spain, Switzerland, Sweden and Italy. Europe digital revenue decreased $59.9 million, or 27.7%, to $156.2 million for the nine months ended September 30, 2020. Excluding the $0.2 million impact of movements in foreign exchange rates, Europe digital revenue decreased $60.1 million, or 27.8%.
Direct operating expenses decreased $63.1 million, or 11.7%, during the nine months ended September 30, 2020 compared to the same period of 2019. Excluding the $0.4 million impact of movements in foreign exchange rates, direct operating expenses decreased $63.5 million, or 11.8%. Direct operating expenses decreased in most countries in which operate, with the largest decreases occurring in Spain, Switzerland, Norway, the U.K. and Sweden. The primary drivers of these decreases were lower site lease expense driven by lower revenue and renegotiated contracts with landlords and municipalities; lower production, maintenance and installation expenses driven by lower revenue; and lower employee compensation expense related to operating cost savings initiatives and governmental support and wage subsidies received.
SG&A expenses decreased $17.3 million, or 10.0%, during the nine months ended September 30, 2020 compared to the same period of 2019. Excluding the $0.1 million impact of movements in foreign exchange rates, SG&A expenses decreased $17.4 million, or 10.1%, with the largest decreases occurring in the U.K. and France. These decreases are largely due to lower employee compensation expense related to lower revenue, operating cost savings initiatives and governmental support and wage subsidies received.
Other Results of Operations

(In thousands)	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2020	2019	Change	2020	2019	Change
Revenue	$6,856	$74,757	(90.8)%	$58,048	$225,692	(74.3)%
Direct operating expenses[1]	7,655	40,200	(81.0)%	64,461	125,809	(48.8)%
SG&A expenses[1]	5,530	16,409	(66.3)%	30,608	51,023	(40.0)%
Segment Adjusted EBITDA[2]	(5,650)	18,454	(130.6)%	(36,092)	49,815	(172.5)%
1Includes restructuring and other costs that are excluded from Segment Adjusted EBITDA.
2Our Latin America business represented ($5.7) million and $4.3 million of Other Segment Adjusted EBITDA for the three months ended September 30, 2020 and 2019, respectively, and ($9.5) million and $12.6 million of Other Segment Adjusted EBITDA for the nine months ended September 30, 2020 and 2019, respectively.
Three Months
Revenue decreased $67.9 million, or 90.8%, during the three months ended September 30, 2020 compared to the same period of 2019. Excluding the $1.2 million impact of movements in foreign exchange rates, revenue decreased $66.7 million, or 89.2%, primarily due to the sale of our Clear Media business. Revenue from our Latin America business was $6.9 million and $21.7 million for the three months ended September 30, 2020 and 2019, respectively. The decrease in Latin America revenue is due to the adverse impact of COVID-19 on our operations.
Direct operating expenses decreased $32.5 million, or 81.0%, during the three months ended September 30, 2020 compared to the same period of 2019. Excluding the $1.5 million impact of movements in foreign exchange rates, direct operating expenses decreased $31.1 million, or 77.3%, primarily due to the sale of our Clear Media business. Direct operating expenses from our Latin America business were $7.7 million and $11.0 million for the three months ended September 30, 2020 and 2019, respectively. The decrease in Latin America direct expenses was largely due to lower site lease expense related to lower revenue.
SG&A expenses decreased $10.9 million, or 66.3%, during the three months ended September 30, 2020 compared to the same period of 2019. Excluding the $0.7 million impact of movements in foreign exchange rates, SG&A expenses decreased $10.1 million, or 61.8%, primarily due to the sale of our Clear Media business. SG&A expenses from our Latin America business were $5.5 million and $6.5 million for the three months ended September 30, 2020 and 2019, respectively. The decrease in Latin America SG&A expenses was primarily due to lower taxes in Brazil for social contributions driven by lower revenue.

Nine Months
Revenue decreased $167.6 million, or 74.3%, during the nine months ended September 30, 2020 compared to the same period of 2019. Excluding the $4.8 million impact of movements in foreign exchange rates, revenue decreased $162.9 million, or 72.2%, primarily due to the sale of our Clear Media business. Revenue from our Latin America business was $28.8 million and $63.3 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in Latin America revenue is due to the adverse impact of COVID-19 on our operations.
Direct operating expenses decreased $61.3 million, or 48.8%, during the nine months ended September 30, 2020 compared to the same period of 2019. Excluding the $5.4 million impact of movements in foreign exchange rates, direct operating expenses decreased $56.0 million, or 44.5%, primarily due to the sale of our Clear Media business. Direct operating expenses from our Latin America business were $24.0 million and $32.6 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in Latin America direct expenses was largely due to lower site lease expense related to lower revenue and renegotiated contracts with landlords and municipalities.
SG&A expenses decreased $20.4 million, or 40.0%, during the nine months ended September 30, 2020 compared to the same period of 2019. Excluding the $2.7 million impact of movements in foreign exchange rates, SG&A expenses decreased $17.7 million, or 34.7%, primarily due to the sale of our Clear Media business. SG&A expenses from our Latin America business were $15.0 million and $18.3 million for the nine months ended September 30, 2020 and 2019, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
    The following discussion highlights cash flow activities during the nine months ended September 30, 2020 and 2019:

(In thousands)	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used for):
Operating activities	$(115,434)	$69,328
Investing activities	$124,262	$(134,313)
Financing activities	$444,973	$225,792
 Operating Activities
Net cash used for operating activities was $115.4 million during the nine months ended September 30, 2020 compared to $69.3 million of net cash provided by operating activities during the nine months ended September 30, 2019. The decrease in cash from operating activities was driven by:

•The adverse impacts of COVID-19 on our sales and collections, partially offset by lower expenditures related to operating cost savings initiatives, including rent abatements and deferrals, reductions in compensation and certain discretionary expenses, and the deferral of payments to optimize working capital; and

•An increase in cash paid for interest of $7.2 million, to $302.1 million compared to $294.9 million during the same period of 2019. This was primarily driven by the timing of the semi-annual interest payments on the CCWH Senior Notes, which were issued in February 2019, partially offset by lower rates of interest on the new debt from the August 2019 refinancing.

Investing Activities
    Net cash provided by (used for) investing activities primarily reflects the April 2020 sale of Clear Media, resulting in $216.0 million of net proceeds, which is net of cash retained by Clear Media, and a reduction in our capital expenditures as follows:

(In thousands)	Nine Months Ended September 30,
	2020	2019
Americas(1)	$41,189	$46,484
Europe(2)	31,489	59,761
Other(3)	10,805	22,917
Corporate(4)	9,766	10,500
Total	$93,249	$139,662
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
Net cash provided by financing activities during the nine months ended September 30, 2020 primarily reflected $375.0 million of proceeds from the issuance of the CCIBV Senior Secured Notes and the cautionary draw of $150.0 million that we made under our Revolving Credit Facility to enhance liquidity and preserve financial flexibility during the economic downturn resulting from COVID-19. These financing cash inflows were partially offset by the repayment of the $53.0 million CCIBV Promissory Note, which was issued in May 2020 in exchange for the outstanding mandatorily-redeemable preferred stock, which was subsequently transferred to one of our subsidiaries, and principal payments of $15.0 million on our Term Loan Facility in accordance with the terms of the Senior Secured Credit Agreement.
Net cash provided by financing activities during the nine months ended September 30, 2019 primarily reflected net transfers of $159.2 million in cash from iHeartCommunications, including proceeds from the settlement of the Due from iHeartCommunications Note upon consummation of the Separation; $43.8 million of proceeds from the issuance of mandatorily-redeemable preferred stock, net of fees and expenses; and a net increase in cash of $33.5 million related to our 2019 capital market transactions, including the refinancing of all of our outstanding long-term debt, the issuance of common stock and subsequent redemption of a portion of our outstanding debt, and related early redemption penalties and debt issuance costs.
Anticipated Cash Requirements
Trends and Uncertainties
    COVID-19's extensive impact on the global advertising market had a significant negative impact on our results of operations in both our Americas and Europe segments during the second and third quarters of 2020. In response, we have taken a number of measures to increase our liquidity and preserve and strengthen our financial flexibility, including the following:
•Renegotiated contracts with landlords and municipalities to better align fixed site lease expenses with reductions in revenue;
•Cut compensation costs through reductions in salaries, bonuses and employee hours, as well as hiring freezes and furloughs;
•Obtained European governmental support and wage subsidies;
•Eliminated and reduced certain discretionary expenses;
•Deferred capital expenditures; and
•Deferred site lease and other payments to optimize working capital levels.

Additionally, in September we committed to a restructuring plan to reduce headcount in Europe and Latin America, which we expect to result in pre-tax annual cost savings of approximately $20 million. We estimate total charges for this restructuring plan will be in the range of approximately $21 million to $24 million. As of September 30, 2020, we had incurred approximately $3.6 million in charges related to this restructuring plan. In addition, during the third quarter, we incurred $1.7 million in charges pursuant to a separate plan to reduce headcount in our Americas segment, with expected annualized pre-tax cost savings of approximately $7 million. We anticipate that the Europe portion of the plan will be completed and paid entirely by the end of 2021 and that the Americas segment plan will be completed with limited additional charges in the fourth quarter of 2020. The Latin America portion of the plan was substantially completed in the third quarter of 2020. In conjunction with these plans, we incurred charges of $1.9 million related to Corporate operations. We expect annualized pre-tax cost savings of approximately $5 million with limited further charges related to Corporate operations, which we anticipate will be paid over the same time frame as the Europe portion of the plan. Actual final charges pursuant to these plans may be materially different from our estimates, and there is no guarantee that we will achieve the cost savings that we expect.
We believe that our cash on hand and additional availability under our credit facilities, combined with cash flows from operations and our continued savings initiatives will enable us to meet our working capital, capital expenditure, debt service, restructuring and other funding requirements for at least the next 12 months. However, our anticipated results are subject to significant uncertainty and may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our ability to meet our funding requirements depends on the impacts from these uncertainties, including the impacts related to COVID-19, our future operating performance, our cash flow from operations, and our ability to manage our liquidity and obtain supplemental liquidity, if necessary. Additional factors may emerge that could cause our expectations to change. If we are unable to generate sufficient cash through our operations or obtain sources of supplemental liquidity, we could face substantial liquidity problems, which could have a material adverse effect on our financial condition and on our ability to meet our obligations. We may take further cost-cutting measures beyond those discussed above to generate short-term liquidity in the event of an unanticipated need for cash. In addition, we regularly consider, and enter into discussions with our lenders related to, potential financing alternatives, which may include supplemental liquidity through issuances of secured or unsecured debt or other capital-raising transactions.
We frequently evaluate strategic opportunities both within and outside our existing lines of business, and we expect from time to time to dispose of certain businesses and may pursue acquisitions. These dispositions or acquisitions could be material. Specifically, as we continue to focus on operational efficiencies that drive greater margin and cash flow, we will continue to review and consider opportunities to unlock shareholder value, which may include, among other things, potential asset or operational divestitures intended to deleverage and increase free cash flow. We have in the past and may from time to time in the future consider strategic transactions, including, among other things, the sale of one or more of our markets or businesses.
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
In May 2020, we issued the CCIBV Promissory Note through our indirect wholly-owned subsidiary and then transferred this note to the holder of our mandatorily-redeemable preferred stock (the "Preferred Stock") in exchange for the Preferred Stock, which remains outstanding and is held by one of our affiliates and, therefore, eliminates upon consolidation. This transfer of the Preferred Stock to an affiliate effectively eliminated certain restrictions on our flexibility to potentially pursue liquidity-enhancing capital structure transactions.
In June 2020, we amended our senior secured credit agreement, thereby suspending the springing financial covenant through June 30, 2021 and delaying the scheduled financial covenant step-down until March 31, 2022. In addition, for all reporting periods through September 30, 2021, we are required to maintain minimum cash on hand and availability under our receivables-based credit facility and Revolving Credit Facility of $150 million. We expect this amendment to support our efforts to manage through the uncertainties caused by the unprecedented COVID-19 situation while maintaining compliance with the terms of our Revolving Credit Facility.
In August 2020, we issued $375.0 million aggregate principal amount of CCIBV Senior Secured Notes due 2025 through our indirect wholly-owned subsidiary. A portion of these proceeds was used to pay the CCIBV Promissory Note in full, including paid-in-kind interest, and the remainder of the proceeds will be used for general corporate purposes, including to fund the operating expenses and capital expenditures of our Europe segment.

As of September 30, 2020, we had $845.0 million of cash on our balance sheet, including $417.5 million of cash held outside the U.S. by our subsidiaries, which reflects the transfer of a portion of proceeds from the sale of Clear Media to the U.S. during the third quarter. In October 2020, we made a tax payment of $23.3 million related to the sale of our Clear Media business. As of September 30, 2020, we had excess availability of $16.5 million under our Receivables-Based Credit Facility and $4.8 million under our Revolving Credit Facility, subject to limitations in the CCWH Senior Notes Indenture.
Uses of Capital and Liquidity
Our primary uses of liquidity are for our working capital used to fund the operations of the business, capital expenditures and debt service.
The primary driver of our capital expenditure requirements is the construction of new advertising structures, including the deployment of digital displays in accordance with our long-term strategy to digitize our network as an alternative to traditional methods of displaying our clients' advertisements. As previously described, in light of the rapidly-evolving impact of COVID-19 and the uncertainty around the related economic downturn, we deferred capital expenditures beginning in the second quarter of 2020, resulting in a decrease in our capital expenditures for the nine months ended September 30, 2020 as compared to the same period of 2019.
A substantial amount of our cash requirements is for debt service obligations. In April 2020, we elected to change the payment terms for interest on our Senior Secured Credit Facilities from monthly to every three months, and during the nine months ended September 30, 2020, we spent $302.1 million of cash to pay interest on our debt. We anticipate having approximately $20.9 million of cash interest payment obligations during the remainder 2020 and $349.9 million of cash interest payment obligations in 2021. Additionally, during the nine months ended September 30, 2020 we made $15.0 million in principal payments on the Term Loan Facility. In October 2020 we repaid $20.0 million of the outstanding balance under our Revolving Credit Facility, and we anticipate making an additional principal payment of $5.0 million on the Term Loan Facility in the fourth quarter of 2020. Our next material debt maturity is in 2024 when $1.9 billion of CCWH Senior Notes and the outstanding balance under the Revolving Credit Facility are due; however, at our option, we may redeem a portion of our outstanding debt prior to maturity in accordance with the terms of our debt agreements. Refer to Note 4 to our Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on our debt outstanding as of September 30, 2020.
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
Additionally, we estimate that total cash expenditures for the restructuring plans outlined above will be in a range of approximately $23 million to $26 million, which we anticipate will be paid in its entirety by the end of 2021. As of September 30, 2020, we have spent $4.2 million on these plans.
Debt Covenants
The Senior Secured Credit Agreement contains a springing financial covenant, applicable solely to the Revolving Credit Facility if the balance of the Revolving Credit Facility is greater than $0 and undrawn letters of credit exceed $10 million, that generally requires compliance with a first lien net leverage ratio of 7.60 to 1.00, with a step-down to 7.10 to 1.00 originally scheduled to commence with the last day of the fiscal quarter ending June 30, 2021. In June 2020, we amended the Senior Secured Credit Agreement to suspend the springing financial covenant of the Revolving Credit Facility from the third quarter of 2020 through the second quarter of 2021. This amendment also delays the timing of the financial covenant step-down of the first lien net leverage ratio until the first quarter of 2022. During the suspension period, we are required to maintain minimum liquidity of $150 million, including cash on hand and availability under our Receivables-Based Credit Facility and Revolving Credit Facility, and we agreed not to make voluntary restricted payments with certain exceptions. We were in compliance with the minimum liquidity covenant as of September 30, 2020.
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
As of September 30, 2020, we were in compliance with the covenants contained in our financing agreements.

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
    In our Annual Report on Form 10-K for the year ended December 31, 2019, we included certain consolidating information with respect to the Company, Clear Channel Worldwide Holdings, Inc. (“CCWH”) and our wholly-owned subsidiaries that guarantee the CCWH Senior Notes in the notes to our audited consolidated financial statements pursuant to Rule 3-10 of Regulation S-X. In March 2020, the SEC adopted amendments to this Rule to simplify the financial disclosure requirements for guarantors and issuers of guaranteed registered securities. In compliance with these amendments, we no longer include consolidating financial information in the notes to our consolidated financial statements, and we instead include certain summary financial information related to the Obligor group in the MD&A in accordance with Rule 13-01 of Regulation S-X.
    The following summary financial information of the Obligor Group, which includes the parent guarantor, the issuer and the subsidiary guarantors, is provided in conformity with the SEC’s Regulation S-X Rule 13-01:

(In thousands)	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Results of Operations Data:
Revenue	$716,053	$1,263,657
Operating income (loss)	(113,753)	239,307
Net loss attributable to the Obligor Group	(188,040)	(292,916)

	As of	As of
(In thousands)	September 30, 2020	December 31, 2019
Select Asset and Liability Data:
Cash and cash equivalents	$427,521	$287,773
Other current assets	203,845	265,368
Property, plant and equipment, net	591,702	669,402
Notes receivable from related-party non-guarantors	297,165	306,679
Other assets(1)	2,641,273	2,794,351
Current liabilities (excluding current portion of long-term debt)	315,456	397,107
Long-term debt (including current portion of long-term debt)	5,225,303	5,083,988
Mandatorily-redeemable preferred stock	—	44,912
Notes payable to related-party non-guarantors	67,959	80,146
Other non-current liabilities	1,365,694	1,422,997
(1) Investments in non-guarantor subsidiaries have been excluded from the presentation of Other assets.
    As of September 30, 2020, CCWH had $1,901.5 million of CCWH Senior Notes outstanding. The CCWH Senior Notes are guaranteed, jointly and severally, irrevocably and unconditionally, on an unsecured senior basis, by the Company and certain of the Company’s existing and future subsidiaries (the “Guarantors”). Not all of the Company’s subsidiaries guarantee the CCWH Senior Notes. The Company’s subsidiaries that do not guarantee the CCWH Senior Notes (the “Non-Guarantor Subsidiaries”) include all foreign subsidiaries of the Company, all non-wholly-owned subsidiaries of the Company, certain domestic subsidiaries and all immaterial subsidiaries. The CCWH Senior Notes are structurally subordinated to all existing and future obligations of the Non-Guarantor Subsidiaries, and the claims of creditors of the Non-Guarantor Subsidiaries, including trade creditors, will have priority as to the assets of these subsidiaries. In the event of a bankruptcy, liquidation or reorganization of any of the Non-Guarantor Subsidiaries, holders of their indebtedness and their trade and other creditors will generally be entitled to payment of their claims from the assets of those subsidiaries before any assets are made available for distribution to CCWH and, in turn, to its creditors.

    In addition, as of September 30, 2020, CCWH guaranteed $1,250.0 million principal amount of CCOH Senior Secured Notes, $1,980.0 million of borrowings under the Term Loan Facility, $150.0 million of borrowings and $20.2 million of letters of credit under the Revolving Credit Facility, and $67.6 million of letters of credit under the Receivables-Based Credit Facility. All of the subsidiaries of CCOH that guarantee the CCWH Senior Notes are guarantors of this secured indebtedness. The CCWH Senior Notes are effectively subordinated to, and the guarantee of each Guarantor of the CCWH Senior Notes is effectively subordinated to, the CCOH Senior Secured Notes, the Term Loan Facility, the Revolving Credit Facility and the Receivables-Based Credit Facility, to the extent of the value of the assets securing such indebtedness.
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
    We perform impairment tests on indefinite-lived intangible assets and goodwill at least annually, as of July 1 of each year, and more frequently as events or changes in circumstances warrant. During the first and third quarters of 2020, we performed impairment tests due to changes in our estimates and assumptions related to the expected negative financial statement impacts of COVID-19, including reductions in projected cash flows, as described below. There continues to be a high level of uncertainty in estimating our expected economic and operational impacts relative to COVID-19 as it is an evolving situation. As expected impacts from COVID-19 are revised, our estimates and assumptions may change, and we may experience further potential impacts to our financial statements in future periods.

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
    We performed our annual impairment test as of July 1, 2020, in accordance with ASC 350-30-35, which did not result in any impairment to our intangible assets. Due to the expected impacts from COVID-19, we also tested our intangible assets for impairment as of March 31, 2020 and September 30, 2020, resulting in the recognition of impairment charges of $123.1 million and $17.5 million in the first and third quarters of 2020, respectively, related to permits in multiple markets in our Americas segment, primarily driven by reductions in projected cash flows and an increased discount rate. In determining the fair value of our billboard permits as of March 31, 2020 and September 30, 2020, the following key assumptions were used:
•Industry revenue growth forecasts were used for the initial four-year period, which varied by market;
◦For the March 31 test, industry revenue growth forecasts for the initial four-year period included an average growth of 2.4% over the first two years, factoring in the impacts related to COVID-19, and between 2.9% and 3.0% during the remaining two years;
◦For the September 30 test, industry revenue growth forecasts started with the trailing twelve month forecast period ending September 30, 2021, and annual revenue growth on average of 8% was assumed from year two to year four, factoring in recovery from the impacts related to COVID-19;
•Revenue growth beyond the initial four-year period was assumed to be 3.0%;
•Revenue was grown over a build-up period, reaching maturity by the second year;
•Operating margins gradually climb to the industry average margin (as high as 53.3% for the March 31 test and 47.9% for the September 30 test, depending on market size); and
•Discount rate was assumed to be 10.0% as of March 31, 2020 and 9.5% as of September 30, 2020.
While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the fair value of our indefinite-lived intangible assets, it is possible that a material change could occur. If future results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future. As of September 30, 2020, markets with billboard permit fair values exceeding carrying amounts by 30% or less represented $74.9 million of the total fair value of billboard permits. These permits had fair values exceeding carrying amounts by $9.0 million in total. The fair value of billboard permits impaired during the three months ended September 30, 2020 was $46.9 million. The following table shows the decrease in the fair value of our indefinite-lived intangible assets as of September 30, 2020 that would result from decreases of 100 basis points in our discrete and terminal period revenue growth rate and profit margin assumptions and an increase of 100 basis points in our discount rate assumption:

(In thousands)	Revenue growth rate	Profit margin	Discount rate
Decrease in fair value of:	(100 basis point decrease)[1]	(100 basis point decrease)[2]	(100 basis point increase)[3]
Billboard permits, as of September 30, 2020	$(508,400)	$(126,000)	$(524,700)
1, 2, 3 The change in each assumption as of September 30, 2020 would result in additional impairment of $58.6 million, $13.1 million and $61.2 million, respectively.

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
We performed our annual impairment test as of July 1, 2020, in accordance with ASC 350-30-35, which did not result in any goodwill impairment. Due to the expected impacts from COVID-19, we also tested our goodwill for impairment as of March 31, 2020 and September 30, 2020. This resulted in the recognition of an impairment charge of $9.7 million during the third quarter of 2020 related to our Latin America reporting unit, reported within Other. In determining the fair value of our reporting units as of March 31, 2020 and September 30, 2020, we used the following assumptions:
•Expected cash flows underlying our business plans for the periods 2020 through 2025, which are based on detailed, multi-year forecasts performed by each of our operating segments and reflect the advertising outlook across our businesses;
•Cash flows beyond 2025 were projected to grow at a perpetual growth rate, which we estimated at 3.0%; and
•In order to risk-adjust the cash flow projections in determining fair value, we utilized a discount rate for each of our reporting units of approximately 9.5% to 11.0% as of March 31, 2020 test date and 8.5% to 10.5% as of September 30, 2020.
Based on our assessment using the assumptions described above, a hypothetical 10% reduction in the estimated fair value of each of our reporting units with goodwill would not result in a material impairment condition as of September 30, 2020.
While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the estimated fair value of our reporting units, it is possible a material change could occur. If future results are not consistent with our assumptions and estimates, we may be exposed to impairment charges in the future. The following table shows the decrease in the fair value of each of our reporting units with goodwill as of September 30, 2020 that would result from decreases of 100 basis points in our discrete and terminal period revenue growth rate and profit margin assumptions and an increase of 100 basis points in our discount rate assumption:

(In thousands)	Revenue growth rate	Profit margin	Discount rate
Decrease in fair value of reporting unit, as of September 30, 2020:	(100 basis point decrease)	(100 basis point decrease)	(100 basis point increase)
Americas	$(570,000)	$(150,000)	$(520,000)
Europe	$(160,000)	$(150,000)	$(130,000)
NEW ACCOUNTING PRONOUNCEMENTS
For a description of the expected impact of newly issued but not yet adopted accounting pronouncements on our financial position and results of operations, refer to Note 1 to our Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Cautionary Statement Concerning Forward-Looking Statements
    This report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including, without limitation, our future operating and financial performance, our restructuring plans, our ability to comply with the covenants in the agreements governing our indebtedness and the availability of capital and the terms thereof. Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a safe harbor for forward-looking statements made by us or on our behalf. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables that could impact our future performance. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Actual future events and performance may differ materially from the expectations reflected in our forward-looking statements. We do not intend, nor do we undertake any duty, to update any forward-looking statements.
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
•our ability to execute restructuring plans;
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
•our ability to continue to comply with the applicable listing standards of the New York Stock Exchange; and
•certain other factors set forth in our other filings with the SEC.
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
Our foreign operations reported net losses of $58.9 million and $232.7 million for the three and nine months ended September 30, 2020, respectively. We estimate that a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net losses for the three and nine months ended September 30, 2020 by $5.9 million and $23.3 million, respectively, and a 10% decrease in the value of the U.S. dollar relative to foreign currencies would have increased our net losses for the three and nine months ended September 30, 2020 by corresponding amounts. This analysis does not consider the implications that such currency fluctuations could have on the overall economic activity that could exist in such an environment in the U.S. or the foreign countries or on the results of operations of these foreign entities.
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
ITEM 4.  CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 at the reasonable assurance level.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors disclosed under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, except that the risk factor set forth under “The coronavirus outbreak could impact our operations” in the Form 10-K is updated and replaced with the risk factor set forth below under “The COVID-19 pandemic has negatively affected and will likely continue to negatively affect our business, operating results, financial condition and prospects,” and the risk factors set forth below under “We face risks arising from our restructuring activities” and “We may not be able to remain in compliance with the continued listing requirements of the New York Stock Exchange (“NYSE”), and if the NYSE delists our common stock, it would have an adverse impact on the trading, liquidity and market price of our common stock” are added.
The COVID-19 pandemic has negatively affected and will likely continue to negatively affect our business, operating results, financial condition and prospects.
On March 11, 2020, the COVID-19 outbreak was characterized as a pandemic by the World Health Organization. In response to the pandemic, governments around the world implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, work-from-home orders and shutdowns. These measures have impacted and may further impact all or portions of our workforce and operations, the behavior of our advertising customers and of consumers, and the operations of our suppliers. Our business, along with the global economy, has been adversely affected by these measures, which have resulted in significant reductions in time spent out of home by consumers, reductions in advertising spending, reductions in consumer spending, volatile economic conditions and business disruptions across markets globally.
Our results of operations for the nine months ended September 30, 2020 have been negatively impacted by the COVID-19 pandemic, which has caused a significant reduction in time spent out-of-home as a result of work-from-home orders, a reduction in time spent in airports as a result of travel restrictions, and a general decrease in consumer spending. Due to the continued global spread of COVID-19, we anticipate continued significant adverse effects on our results of operations throughout our business during the remainder of the year as customers continue to defer buying decisions and reduce marketing spend. As some of the initial lock-downs and restrictions have been lifted in certain of the markets in which we operate, we have seen an increase in mobility, traffic and other out-of-home metrics from the second quarter; however, a resurgence in COVID-19 cases could result in restrictions being reinstated. Europe has already entered a marked surge in cases, beginning in early August, which continues to unfold.
The COVID-19 pandemic has caused an economic slowdown, and it is possible that it could cause a prolonged global recession. Expenditures by advertisers tend to be cyclical, reflecting economic conditions and budgeting and buying patterns, and economic slowdown, a prolonged recession or continued economic uncertainty as a result of the COVID-19 outbreak is likely to negatively affect our advertising customers. Additionally, the increased economic and demand uncertainty resulting from the COVID-19 pandemic has led to disruption and volatility in the global capital markets, which may continue in the fourth quarter potentially resulting in an increased cost of capital and an adverse impact on access to capital. It is unclear when an economic recovery could start and what a recovery will look like as countries emerge from this unprecedented shutdown of the global economy. The extent to which COVID-19 will ultimately impact our results will depend on future developments, which are highly uncertain, but we have experienced and are continuing to experience reduced advertising spending, which has and could continue to materially adversely impact our business, results of operations and overall financial performance in future periods.

These and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks described in the “Risk Factors” section in our Annual Report on Form 10-K for the Year Ended December 31, 2019. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the coronavirus, the duration of the outbreak, travel restrictions, business closures or business disruption, a reduction in time spent out of home and the actions taken throughout the world, including in our markets, to contain the coronavirus or treat its impact. The severity, magnitude and duration of the COVID-19 pandemic is uncertain, rapidly changing and hard to predict and depends on events beyond our knowledge or control. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts on our business, results of operations, financial condition and cash flows, which may be material.
We face risks arising from our restructuring activities.
In September 2020, we committed to a restructuring plan for our international division whereby we will reduce headcount in Europe and Latin America, partly in response to the impact of the COVID-19 pandemic on our international business and the advertising industry in those regions generally, and we also committed to a separate plan to reduce headcount in our Americas segment. We also undertake other restructuring initiatives with the intention of reducing costs from time to time. The process of restructuring entails, among other activities, reducing the level of staff, realigning our business processes and reorganizing our management.
Restructurings could adversely affect us. We may experience a decrease in employee morale and delays encountered in finalizing the scope of, and implementing, the restructurings. These risks are further complicated in international jurisdictions, where different legal and regulatory requirements govern the extent and speed of our ability to reduce our workforce. In addition, we may be unable to meet our business objectives due to the effects of the restructuring, and we may fail to achieve the expected cost savings of our restructuring plans and initiatives.
We may not be able to remain in compliance with the continued listing requirements of the New York Stock Exchange (“NYSE”), and if the NYSE delists our common stock, it would have an adverse impact on the trading, liquidity and market price of our common stock.
On August 4, 2020, we received written notification from the New York Stock Exchange (the “NYSE”) that we were not in compliance with an NYSE continued listing standard in Rule 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock fell below $1.00 over a period of 30 consecutive trading days.
On September 1, 2020, the NYSE notified us that we had regained compliance with the NYSE’s continued listing standards after the average closing price of our common stock for the 30-trading days ended August 31, 2020 was above the NYSE’s minimum requirement of $1.00 per share based on a 30-trading day average. However, we cannot assure you that the price of our common stock will continue to remain in compliance with this standard or that we will remain in compliance with any of the other applicable continued listing standards of the NYSE. The price of our common stock may be adversely affected due to, among other things, our financial results, market conditions and the impacts of the COVID-19 pandemic.
Any future failure to remain in compliance with the NYSE's continued listing standards, and any subsequent failure to timely resume compliance with the NYSE's continued listing standards within the applicable cure period, could have adverse consequences including, among others, reducing the number of investors willing to hold or acquire our common stock, reducing the liquidity and market price of our common stock, adverse publicity and a reduced interest in us from investors, analysts and other market participants. In addition, a suspension or delisting could impair our ability to raise additional capital through the public markets and our ability to attract and retain employees by means of equity compensation.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
    The following table sets forth our purchases of shares of our common stock made during the quarter ended September 30, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	5,783	$0.93	—	—
August 1 through August 31	—	$—	—	—
September 1 through September 30	225,845	$1.23	—	—
Total	231,628	$1.22	—	—
(1)The shares indicated consist of shares of our common stock tendered by employees to us during the three months ended September 30, 2020 to satisfy the employees’ tax withholding obligation in connection with the vesting and release of restricted shares, which are repurchased by us based on their fair market value on the date the relevant transaction occurs.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.
ITEM 6.  EXHIBITS

Exhibit Number	Description
4.1
Indenture, dated as of August 4, 2020, among Clear Channel International B.V., the guarantors party thereto, U.S. Bank National Association, as trustee, paying agent, registrar, authentication agent and transfer agent, and U.S. Bank Trustees Limited, as security agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 4, 2020).

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

CLEAR CHANNEL OUTDOOR HOLDINGS, INC.

November 9, 2020	/s/ JASON A. DILGER
Jason A. Dilger
Chief Accounting Officer